Form 10-K405
period 2001-09-30
LACLEDE GROUP INC; LACLEDE GAS CO
filed 2001-12-21
CIK 1126956, 57183

                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.


                                  FORM 10-K

                                ANNUAL REPORT




                For the Fiscal Year Ended September 30, 2001

                           THE LACLEDE GROUP, INC.

                             LACLEDE GAS COMPANY

                    720 Olive Street, St. Louis, MO 63101

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2001
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _________ to _____________

     -------------------------------------------------------------------------------------------------
     Commission File    Exact Name of Registrant as            States of             I.R.S.
     Number             Specified in its Charter and           Incorporation         Employer
                        Principal Office Address and                                 Identification
                        Telephone Number                                             Number
     -------------------------------------------------------------------------------------------------
     1-16681            The Laclede Group, Inc.                Missouri              74-2976504
                        720 Olive Street
                        St. Louis, MO  63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------
     1-1822             Laclede Gas Company                    Missouri              43-0368139
                        720 Olive Street
                        St. Louis, MO  63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act (as of the date of this report)

     -------------------------------------------------------------------------------------------------
     Name of Registrant               Title of Each                Name of Each Exchange
                                      Class                        on which registered
     -------------------------------------------------------------------------------------------------
     The Laclede Group, Inc.          Common Stock $1.00           New York Stock Exchange
                                      par value
     -------------------------------------------------------------------------------------------------
     The Laclede Group, Inc.          Preferred Share              New York Stock Exchange
                                      Purchase Rights
     -------------------------------------------------------------------------------------------------
     Laclede Gas Company              None
     -------------------------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

         The Laclede Group, Inc.:             Yes  X            No
                                                   ----             ----
         Laclede Gas Company:                 Yes  X            No
                                                   ----             ----

and (2) has been subject to such filing requirements for the past 90 days:

         The Laclede Group, Inc.:             Yes               No  X
                                                   ----             ----

         Laclede Gas Company:                 Yes  X            No
                                                   ----             ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $446,896,514 as of November 30, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                           Shares Outstanding At
Registrant                 Description of Common Stock       November 30, 2001
----------                 ---------------------------       -----------------
The Laclede Group, Inc.    Common Stock ($1.00 Par Value)        18,877,987

Laclede Gas Company        Common Stock ($1.00 Par Value)               100

Incorporated by Reference:                           Form 10-K Part III
         Proxy Statement dated December 26, 2001*
         Index to Exhibits is found on page 57.

*The information under the captions "Compensation Committee Report Regarding Executive Compensation", "Performance Graph", and "Audit Committee Report" on pages 12-15 of the Proxy Statement are NOT incorporated by reference.

                                   Part I

Item 1.  Business

The Laclede Group, Inc. (Laclede Group) is a public utility holding company committed to providing reliable natural gas service through its regulated core utility operations while developing its presence in non-regulated activities that fit well and provide opportunities for sustainable growth. Its primary subsidiary--Laclede Gas Company (Laclede Gas)--is the largest natural gas distribution utility in Missouri, serving more than 630,000 residential, commercial and industrial customers in St. Louis and surrounding counties of eastern Missouri. As an adjunct to its distribution service, Laclede Gas also operates underground natural gas storage fields. Non-regulated subsidiaries at this time provide less than 10% of revenues.

To the extent information presented in this annual report on Form 10-K is as of September 30, 2001, that information is reported for Laclede Gas, and not Laclede Group.


NATURAL GAS SUPPLY

Beginning with the Natural Gas Policy Act of 1978, the federal government began the process of deregulating producer prices of natural gas. Today, a completely unregulated and highly competitive market exists for natural gas supplies. Prices change by the minute and are heavily impacted by the weather, storage levels, futures prices and the myriad factors that influence a market based entirely on the economic forces of supply and demand. In the early 1990s, the federal government unbundled the traditional merchant function of interstate pipeline transmission companies, prohibiting them from entering into bundled relationships with local distribution companies such as Laclede. Now, we make our own supply, storage, and transportation arrangements, assuming more responsibility and risk than ever before. In addition, state regulators are taking a more active role in utility gas supply strategies and, specifically, gas purchase decisions.

The fundamental gas supply strategy of Laclede Gas remains unchanged--to meet the two-fold objective of: 1) ensuring that the gas supplies we acquire are dependable and will be delivered when needed and, 2) insofar as is compatible with that dependability, purchasing gas that is economically priced. In structuring our natural gas supply portfolio, we continue to focus on a diverse group of suppliers that either own or control significant natural gas assets and that are strategically positioned to meet our primary objectives. We utilize both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions.

In fiscal 2001, Laclede Gas purchased natural gas from 25 different suppliers to meet current gas sales and storage injection requirements. Natural gas purchased by Laclede Gas for delivery to our service area through the Mississippi River Transmission Corporation (MRT) system during the year totaled 78.4 billion cubic feet (Bcf). Laclede Gas holds firm transportation on several interstate pipeline systems that access these gas supplies upstream of MRT. Our western takepoints received an additional 10.0 Bcf of gas from Panhandle Eastern Pipe Line Company through the Missouri Pipeline Company (MPC) system and 8.3 Bcf from the Williams Gas Pipeline system. Some of our commercial and industrial customers also purchased their own gas and delivered to us approximately 18.2 Bcf for transportation to them through our distribution system.

The fiscal 2001 peak day sendout of natural gas to Laclede Gas customers occurred on December 21, 2000, when the average temperature was 8 degrees Fahrenheit. On that day, our customers consumed 982,244 million Btu of natural gas. About 77% of this peak day demand was met with natural gas transported to

St. Louis through the MRT, MPC, and Williams transportation systems, and 23% was met from our on-system storage and peak shaving resources.


UNDERGROUND NATURAL GAS STORAGE

Laclede Gas has a contractual right to store approximately 23.1 Bcf of gas in MRT's storage system located in Unionville, Louisiana. MRT's tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.2 Bcf from November 16 through May 15.

In addition, Laclede Gas supplements flowing pipeline gas with natural gas withdrawn from its underground storage field located in St. Louis and St. Charles Counties. The field is designed to provide 357,000 MMBtu of natural gas withdrawals on a peak day, and annual withdrawals of approximately 5,500,000 MMBtu of gas based on the inventory level that Laclede plans to maintain.


PROPANE SUPPLY

Laclede Pipeline Company, a wholly owned subsidiary, operates a propane pipeline that connects the propane storage facilities of Laclede Gas in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois. Laclede Gas vaporizes the propane to supplement its natural gas supply and meet the peak demands on the distribution system.


REGULATORY MATTERS

At the federal level, the Federal Energy Regulatory Commission (FERC) continues to consider changes in the regulation of interstate pipeline transportation service that could affect the future costs of Laclede Gas and, ultimately, the rates its customers pay. Laclede Gas is monitoring these developments closely and will intervene when necessary to promote the best interests of both Laclede Gas and its customers.

At the state level, there have been several important developments during the last fiscal year affecting Laclede Gas, some of them are still pending.

On May 18, 2001, Laclede Gas filed a request with the Missouri Public Service Commission for a general rate increase that would add $39.8 million in annual revenues. The Commission suspended the implementation of the proposed rates until April 15, 2002, and set the case for hearing. In mid-November 2001, we reached an agreement with the Commission's Staff, the Office of Public Counsel, and other parties on a settlement that would increase our annual revenues by about $15 million. The Commission approved this agreement, and new rate schedules became effective for natural gas service rendered on and after December 1, 2001.

Last winter, natural gas prices at the wellhead soared to approximately $10 per MMBtu as a result of weak supply fundamentals before the start of the winter season and the record cold temperatures in November and December 2000. As a result, in late January 2001, Laclede Gas made an unscheduled Purchased Gas Adjustment (PGA) filing to increase the gas cost component of its rates. The Company subsequently lowered its rates in February in response to a rapid reduction in natural gas prices and to expedite the flow-through to customers of certain savings Laclede Gas realized from its Price Stabilization Program. During the period of high gas bills, several groups--including the Missouri Attorney General, a special task force created by the Commission, and the Missouri Energy Task Force created by Governor Bob Holden--were commissioned to investigate the cause of the high natural gas prices. The investigations found, as Laclede Gas anticipated, that Missouri's natural gas distribution companies did not contribute to the problem of high wholesale prices.

In the near future, Laclede Gas plans to make a filing with the Commission to revise our PGA clause so that we would be permitted to adjust the gas cost component of our rates more frequently to recover our costs. This is prompted by our inability, under our current tariffs, to recover our gas costs on a timely basis during this past winter when natural gas prices skyrocketed. Since November 1997, we have been restricted to two scheduled gas cost adjustments per year, one in November at the start of the winter season and one in April at the start of the summer season. In addition, if certain conditions were met, we were permitted to make one unscheduled adjustment during the winter months. Under our proposed new system, we would implement scheduled gas cost adjustments in November, January, March and June, thereby enabling us to more closely recover our cost of gas, especially during the high-volume winter months.

In November 2000 Laclede Gas made a filing to make certain revisions to its Gas Supply Incentive Plan (GSIP), which was scheduled to expire on September 30, 2001. Our filing was opposed by the Commission Staff and the Office of the Public Counsel, and on September 20, 2001, the Commission voted to let the Company's GSIP expire. Laclede Gas has filed for rehearing of this matter and is prepared to pursue its options in the courts, if necessary.

During fiscal 2001, Laclede Gas achieved approximately $28.6 million in gains from its incentive-based Price Stabilization Program (PSP), which we shared with our customers. In December 2000, the Staff of the Commission and the Office of the Public Counsel recommended to the Commission that the PSP be terminated at the end of the 2000-2001 winter. We vigorously opposed such termination and, in February 2001, to resolve the challenges to continuation of the program, we offered to forego our retention of $4 million of our share of PSP gains so that additional financial instruments could be purchased for the 2001-2002 heating season. The Commission subsequently issued an order in which it accepted our offer and declined to terminate the PSP before the end of the 2001-2002 heating season. In October 2001, because of concerns expressed by the Commission in its GSIP order regarding the pre-approval of parameters for purchasing financial instruments, we decided not to seek renewal of the PSP beyond the current heating season.

On March 29, 2001, Laclede Gas' principal pipeline supplier, MRT, filed a rate increase with the Federal Energy Regulatory Commission that would have increased Laclede's cost for transportation and storage services on MRT's system by approximately $8 million per year. In October 2001, MRT, Laclede Gas, and other parties agreed to a settlement that reduces Laclede Gas' cost on MRT by approximately $6 million over the five-year period beginning October 1, 2001.


OTHER PERTINENT MATTERS

At its January 25, 2001 annual meeting of shareholders, Laclede Gas shareholders approved, by a two-thirds majority, a proposal to reorganize its corporate structure to form a holding company, known as The Laclede Group, Inc. Laclede subsequently received the necessary approval for this restructuring from the MoPSC, and the corporate restructuring became effective on October 1, 2001. Under the new structure, Laclede Gas and its former subsidiaries operate as separate subsidiaries of The Laclede Group. The following charts illustrate the major organizational changes resulting from this restructuring.

                                             Organization Structure
                                            Prior to October 1, 2001

                                       -----------------------------
                                            Laclede Gas Company
                                       -----------------------------
                                                    |
                ---------------------------------------------------------------------
                |                                   |                               |
-----------------------------------    -----------------------------    -------------------------
      Laclede Investment LLC            Laclede Development Company      Laclede Pipeline Company
-----------------------------------    -----------------------------    -------------------------
                |                                   |
-----------------------------------    -----------------------------
  Laclede Energy Resources, Inc.           Laclede Venture Corp.
-----------------------------------    -----------------------------
                |
-----------------------------------
 Laclede Gas Family Services, Inc.
-----------------------------------


                                             Organization Structure
                                            Effective October 1, 2001

                                           -------------------------
                                            The Laclede Group, Inc.
                                           -------------------------
                                                       |
          -------------------------------------------------------------------------------------------
          |                            |                                |                           |
--------------------- ----------------------------------- ----------------------------- --------------------------
 Laclede Gas Company        Laclede Investment LLC         Laclede Development Company   Laclede Pipeline Company
--------------------- ----------------------------------- ----------------------------- --------------------------
                                       |                                |
                      ----------------------------------- -----------------------------
                        Laclede Energy Resources, Inc.        Laclede Venture Corp.
                      ----------------------------------- -----------------------------
                                       |
                      -----------------------------------
                       Laclede Gas Family Services, Inc.
                      -----------------------------------

Since the October 1, 2001 restructuring, stock certificates previously representing shares of Laclede Gas common stock have represented the same number of shares of The Laclede Group common stock. All serial preferred stock issued by Laclede Gas remains issued and outstanding as shares of Laclede Gas serial preferred stock. The dividend rate for the preferred stock has not changed and those dividends will continue to be paid by Laclede Gas. All outstanding indebtedness and other obligations of Laclede Gas prior to the restructuring remain outstanding as obligations of Laclede Gas.

On October 1, 2001, The Laclede Group had no outstanding securities other than common stock, but it could issue other securities in the future. The Laclede Group common stock is listed on the New York Stock Exchange and trades under the ticker symbol "LG".

The consolidated financial statements and these associated notes were based upon the corporate organizational structure that was in place during the three fiscal years ended September 30, 2001. As previously discussed, the corporate reorganization became effective on October 1, 2001. However, had the reorganization occurred on September 30, 2001, The Laclede Group's consolidated financial statements and associated notes would have been virtually identical to those reported in these financial statements and notes thereto.

On December 12, 2001, Laclede Group reached an agreement with NiSource Inc. to acquire 100% of the stock of SM&P Utility Resources, Inc., one of the nation's largest underground locating and marking service businesses. The $43 million transaction is expected to close in January 2002 and to be accretive to earnings beginning in fiscal 2002.

SM&P, a Carmel, Indiana-based company, performs over 10 million locates a year and currently generates approximately $130 million in revenues from the $1.3 billion facility-locating industry. Its 2,000 employees operate across 10 centrally located states--Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio, Oklahoma, Texas and Wisconsin.

Locators mark the placement of underground facilities for major providers of natural gas, electric, water, cable TV and fiber optic services so that construction work can be performed without damaging buried facilities.

SM&P's revenue flow is expected to not only diversify Laclede Group's earnings but also to be counter-seasonal to those of Laclede Gas. This acquisition will be financed initially with conventional bank debt. When the transaction is closed, SM&P will operate as a subsidiary of Laclede Group and will remain headquartered in Indiana.

The business of Laclede Gas is subject to a seasonal fluctuation with the peak period occurring in the winter season.

                                    *****

As of September 30, 2001, Laclede Gas had 1,997 employees, which includes 14 part-time employees.

                                    *****

Laclede Gas has a labor agreement with Locals 5-6 and 5-194 of the Paper, Allied-Industrial, Chemical & Energy Workers International Union (formerly known as the Oil, Chemical and Atomic Workers International Union), two locals which represent approximately 70% of Laclede's employees. On July 30, 2000, Laclede and Union representatives reached a new four-year labor agreement replacing the prior agreement which was to expire July 31, 2000. The new contract extends through July 31, 2004. The settlement resulted in wage increases of 2.75% in all four years, along with lump-sum payment provisions and other benefit improvements.

                                    *****

The business of Laclede Gas has monopoly characteristics in that it is the only distributor of natural gas within its (franchised) service area. The principal competition is the local electric company. Other competitors in Laclede's service area include suppliers of fuel oil, coal, liquefied petroleum gas in outlying areas, and in a portion of downtown St. Louis, a district steam system. Gas for househeating, certain other household uses, and commercial and industrial space heating has historically been sold by Laclede at prices generally lower than are charged for competitive fuels and other energy forms. Coal is competitive as a fuel source for very large boiler plant loads, but environmental concerns have forestalled any significant market inroads. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels vary widely in price throughout the year, thus limiting the competitiveness of these fuels. In certain cases, district steam has been competitive with gas for downtown area heating users. In the past five years, Laclede has made a net conversion of four steam customers representing approximately 2.2 million annual therm sales.

Laclede Gas' residential, commercial, and small industrial markets, representing 90% of sales, remain committed to gas. Laclede Gas knows of no reason why natural gas should not continue generally to have a price advantage over electricity and other forms of energy in the foreseeable future. Laclede's exposure to price competition is not presently a substantial factor and exists primarily in the large industrial and commercial boiler fuel market where coal is the competing form of energy.

Laclede Gas offers gas transportation service to its large user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which Laclede Gas would have received under its regular sales rates. The availability of gas transportation service and favorable spot market prices for natural gas during certain times of the year may offer additional competitive advantages to Laclede Gas and new opportunities for cogeneration and large tonnage air conditioning applications.

                                    *****

Laclede Gas is subject to various environmental laws and regulations. To date they have not materially affected the financial position and results of operations of Laclede Gas. By far, the single largest environmental issue facing Laclede, and the gas industry as a whole, is the cleanup of former manufactured gas plants (or "MGPs"). For a detailed discussion of environmental matters, see Note 13 in the Notes to the Consolidated Financial Statements on page 46.

                                    *****

No additional common stock shares were issued in fiscal 2001 or fiscal 2000.

Customers and revenues contributed by each class of customers of Laclede Gas for the last three fiscal years are as follows:

     Utility Operating Revenues $(000)
                                          2001        2000        1999
                                          ----        ----        ----
     Residential                        $619,090    $346,159    $324,115
     Commercial & Industrial             250,741     123,578     112,890
     Interruptible                         3,063       1,922       1,808
     Transportation                       14,350      13,722      14,132
     Off-System and Other Incentive       30,218      40,163      16,216
     Provision for Refunds and Other      12,055       5,608       4,549
                                        --------    --------    --------
          Total                         $929,517    $531,152    $473,710
                                        ========    ========    ========
     Customers (End of Period)
                                          2001        2000        1999
                                          ----        ----        ----
     Residential                         584,269     586,783     582,719
     Commercial & Industrial              39,264      39,419      39,041
     Interruptible                            15          14          13
     Transportation                          152         154         155
                                         -------     -------     -------
                   Total Customers       623,700     626,370     621,928
                                         =======     =======     =======

Laclede Gas has franchises having initial terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas to lay pipes and other facilities in the community. The franchise in Florissant, Missouri expired in 1992 and since that time Laclede has continued to provide service in that community without a formal franchise. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas' current public utility business in the State of Missouri.

                                    *****

Laclede Investment LLC, a wholly owned subsidiary of The Laclede Group, invests in other enterprises and has made loans to several joint ventures engaged in real estate development.

Laclede Energy Resources, Inc., a wholly owned subsidiary of Laclede Investment LLC, is engaged in non-utility efforts to market natural gas and related activities.

Laclede Gas Family Services, Inc., a wholly owned subsidiary of Laclede Energy Resources, Inc., is a registered insurance agency in the State of Missouri. It promotes the sale of insurance-related products.

Laclede Development Company, a wholly owned subsidiary of The Laclede Group, participates in real estate development, primarily through joint ventures.

Laclede Venture Corp., a wholly owned subsidiary of Laclede Development Company, offers services for the compression of natural gas to third parties who desire to use or to sell compressed natural gas for use in vehicles. Laclede Venture Corp. also has a 28.5% interest in the LBP Partnership, a general partnership which previously engaged in research and development of light beam profiling technology. There is presently no book value and no effect on earnings is anticipated from this partnership investment.

The lines of business that constitute the non-utility activities of the corporate family are not considered separately reportable operating segments as defined by current accounting standards.


Item 2.  Properties

The principal utility properties of Laclede Gas consist of approximately 8,092 miles of gas main, related service pipes, meters and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of Laclede Gas' utility plant is subject to the liens of its mortgage.

All of the utility properties of Laclede Gas are held in fee or by easement or under lease agreements. The principal lease agreements include underground storage rights which are of indefinite duration and the general office building. The current lease on the general office building extends through February 2005 with options to renew for up to 15 additional years.

The non-utility properties of The Laclede Group do not constitute a significant portion of its properties.


Item 3.  Legal Proceedings

For a description of environmental matters, see Note 13 to the Consolidated Financial Statements on page 46. For a description of pending regulatory matters of Laclede Gas, see Part I, Item I, Business, Regulatory Matters on page 4.

In late August 2001, Laclede Gas was named a defendant in a lawsuit in the Circuit Court of the City of St. Louis, Missouri, Ronald J. Johnson vs. Laclede Gas Company, alleging that a class of persons residing in homes provided natural gas by Laclede Gas through direct buried copper service lines have, among other things, suffered diminution in property values and annoyance and discomfort due to residing in homes served by such allegedly corroded lines. The suit seeks actual and punitive damages and an injunction requiring the repair and/or replacement of all such lines, which are alleged to number approximately 78,000. By letter dated September 21, 2001, its liability insurer advised Laclede Gas that the claims in the lawsuit, as presently pled, fail to qualify for any coverage under its excess general liability policy. Laclede Gas disagrees and continues to assert its right to coverage under the policy. The gas distribution business of Laclede Gas is regulated by the MoPSC, including as to safe and adequate service and rate matters. Under a current program, the Commission has provided for the monitoring and replacement of such lines. The costs of replacement, including carrying costs, have been included in rates established by the Commission. The MoPSC has filed a Motion to Intervene and a Motion to Strike Plaintiff's Prayer for Injunctive Relief and to Stay Matters Within the Primary Jurisdiction of the MoPSC. The court subsequently granted the MoPSC's request for intervention. Laclede Gas filed a Motion to Dismiss which urged, among other things, the exclusive jurisdiction of the MoPSC as to gas safety matters generally and the direct buried copper service replacement program in particular. Laclede Gas presently expects that the Court will rule on its motion to dismiss the claims by December 31, 2001. If the suit is not dismissed, Laclede Gas currently expects that the Court would rule on class certification in mid-2002 and that a trial would be set for sometime after the beginning of 2003. At this time Laclede Gas does not believe that the ultimate outcome of the case will be materially adverse. However, litigation is inherently uncertain and to the extent that Laclede Gas incurs expense above amounts of available insurance, if any, and those which may be recovered in rates under the Commission's program, the litigation could have a material effect on the future financial position and results of operations of Laclede Gas.

Laclede Gas is involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations reflected in the financial statements presented herein.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

EXECUTIVE OFFICERS OF REGISTRANT
Name, Age, and Position with Company                     Appointed (1)

D. H. Yaeger, Age 52
  The Laclede Group
  -----------------
  Chairman, President and Chief Executive Officer        October 2000
  Laclede Gas
  -----------
  Chairman, President and Chief Executive Officer        January 1999
  President and Chief Executive Officer                  January 1999
  President and Chief Operating Officer                  December 1997
  Executive Vice President - Operations and
    Marketing                                            September 1995

G. T. McNeive, Jr., Age 59
  The Laclede Group
  -----------------
  Senior Vice President                                  October 2000
  Laclede Gas
  -----------
  Senior Vice President - Finance and General
    Counsel                                              March 1998
  Senior Vice President - Finance and Chief
    Financial Officer                                    September 1995

K. J. Neises, Age 60
  Laclede Gas
  -----------
  Senior Vice President - Energy and
    Administrative Services                              March 1998
  Senior Vice President - Gas Supply and
    Regulatory Affairs                                   September 1995

J. Moten, Jr., Age 60
  Laclede Gas
  -----------
  Senior Vice President - Operations and Marketing       July 2001
  Vice President - Community Relations                   January 1994



R. E. Shively, Age 39
  Laclede Gas
  -----------
  Senior Vice President - Business and Services
    Development (2)                                      January 2001

C. R. Hoeferlin, Age 39
  Laclede Gas
  -----------
  Vice President - Operations                            July 2001
  Assistant Vice President - Operations                  January 2001
  (Superintendent of Operations)                         May 1999
  (Chief Engineer)                                       December 1996
  (Senior Maintenance Engineer)                          January 1996

M. R. Spotanski, Age 41
  Laclede Gas
  -----------
  Vice President - Finance                               January 2001
  Assistant Vice President - Finance                     January 2000
  (Assistant to the President)                           March 1998
  (Manager, Gas Supply Planning)                         January 1996
  (Senior Rate Analyst)                                  January 1992

P. J. Palumbo, Age 56
  Laclede Gas
  -----------
  Vice President - Industrial Relations                  September 1992

J. A. Fallert, Age 46
  Laclede Gas
  -----------
  Controller                                             February 1998
  (Manager, Financial Services)                          February 1992

R. L. Krutzman, Age 55
  The Laclede Group
  -----------------
  Treasurer and Assistant Secretary                      October 2000
  Laclede Gas
  -----------
  Treasurer and Assistant Secretary                      February 1996
  (Manager, Tax and Payroll)                             February 1992

M. C. Kullman, Age 41
  The Laclede Group
  -----------------
  Corporate Secretary                                    October 2000
  Laclede Gas
  -----------
  Secretary and Associate General Counsel                February 2001
  Secretary and Associate Counsel                        February 1998
  (Associate Counsel)                                    August 1990

P. B. Hunker, Jr., Age 62
  Laclede Gas
  -----------
  Assistant Vice President - Associate General Counsel   February 1997
  (Associate General Counsel)                            January 1981

S. F. Mathews, Age 43
  Laclede Gas
  -----------
  Assistant Vice President - Gas Supply                  February 2001
  (Director of Gas Supply)                               September 1995

M. C. Pendergast, Age 45
  Laclede Gas
  -----------
  Assistant Vice President - Associate General Counsel   January 2000
  (Associate General Counsel)                            November 1997
  (Assistant General Counsel)                            November 1993





R. L. Sherwin, Age 48
  Laclede Gas
  -----------
  Assistant Vice President - Regulatory Administration   February 1999
  Assistant Vice President - Human Resources             January 1997
  Assistant Vice President - Customer Accounting         September 1992

R. A. Skau, Age 44
  Laclede Gas
  -----------
  Assistant Vice President - Human Resources             September 2001
  (Manager Labor Relations)                              February 1996

M. D. Waltermire, Age 43
  Laclede Gas
  -----------
  Assistant Vice President - Planning                    May 2001
  (Director - Internal Audit)                            January 1995

L. D. Rawlings, Age 48
  Laclede Gas
  -----------
  Assistant Treasurer (3)                                February 2000

( ) Indicates a non-officer position.
(1) Officers of Laclede Gas Company are normally reappointed at the Annual Meeting of the Board of Directors in January of each year "to serve for the ensuing year and until their successors are elected and qualify".
(2) Prior to joining Laclede, Mr. Shively was a principal in the Atlanta office of Scott Madden & Associates since December 1994.
(3) Ms. Rawlings served as Vice President and Assistant Treasurer at Mercantile Bancorporation, which became Firstar Corp. in September 1999, from February 1996 to January 2000.


                                 Part II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

At September 30, 2001, there were 7,922 holders of record of Laclede's common stock, which was listed on the New York and Chicago Stock Exchanges. As of October 1, 2001, the certificates for Laclede Gas common stock are deemed to represent the same number of shares of The Laclede Group common stock. The Laclede Group's stock is listed on the NYSE and trades under the symbol "LG."

Common Stock Market and Dividend Information

                          Price Range          Dividends
Fiscal 2001             High       Low         Declared
--------------------------------------------------------
1st Quarter             24.7500    21.3750       $.335
2nd Quarter             24.6250    21.2500       $.335
3rd Quarter             25.4800    23.1000       $.335
4th Quarter             25.4000    21.7500       $.335

                          Price Range          Dividends
Fiscal 2000             High       Low         Declared
--------------------------------------------------------
1st Quarter             23.4375    20.0000       $.335
2nd Quarter             21.8750    17.5000       $.335
3rd Quarter             20.6250    18.7500       $.335
4th Quarter             22.6875    19.1875       $.335

Item 6.  Selected Financial Data


                                     Fiscal Years Ended September 30
(Thousands Except Per Share        2001      2000      1999      1998      1997
    Amounts)                       ----      ----      ----      ----      ----
Summary of Operations
Operating Revenues:
Utility operating revenue     $  929,517  $531,152  $473,710  $548,192  $607,236
Non-utility operating
  revenues                        72,592    34,976    17,608    13,651     8,494
                              --------------------------------------------------
Total operating revenues       1,002,109   566,128   491,318   561,843   615,730
                              --------------------------------------------------

Operating Expenses:
Utility operating expenses:
 Natural and propane gas         645,761   295,263   246,350   311,869   357,755
 Other operation expenses        101,936    87,063    83,762    86,183    90,778
 Maintenance                      19,327    18,644    19,583    18,720    18,273
 Depreciation & amortization      26,337    24,774    21,490    25,310    25,890
 Taxes, other than
  income taxes                    65,077    42,799    41,669    43,782    46,543
                              --------------------------------------------------
Total utility operating
  expenses                       858,438   468,543   412,854   485,864   539,239
Non-utility operating
  expenses                        71,346    34,242    17,245    12,659     7,547
                              --------------------------------------------------
Total operating expenses         929,784   502,785   430,099   498,523   546,786
                              --------------------------------------------------
Operating Income                  72,325    63,343    61,219    63,320    68,944

Allowance for Funds Used
 During Construction                 749       397       739       609       367
Other Income and Income
 Deductions - Net                    668       338      (942)      674       597
                              --------------------------------------------------
Income Before Interest
 and Income Taxes                 73,742    64,078    61,016    64,603    69,908
                              --------------------------------------------------
Interest Charges:
  Interest on long-term debt      18,372    15,164    13,966    14,797    14,169
  Other interest charges          10,067     8,844     6,627     6,473     4,919
                              --------------------------------------------------
    Total interest charges        28,439    24,008    20,593    21,270    19,088
                              --------------------------------------------------
Income Before Income Taxes        45,303    40,070    40,423    43,333    50,820
Income Taxes (Note 9)             14,831    14,105    14,361    15,441    18,354
                              --------------------------------------------------
Net Income                        30,472    25,965    26,062    27,892    32,466


Dividends on Preferred
 Stock                                87        93        97        97        97
                              --------------------------------------------------
Earnings Applicable to
 Common Stock                 $   30,385  $ 25,872  $ 25,965  $ 27,795  $ 32,369
                              ==================================================
Earnings Per Share of
 Common Stock                      $1.61     $1.37     $1.43     $1.58     $1.84
                              ==================================================

                                         Fiscal Years Ended September 30
(Thousands Except Per Share        2001      2000      1999      1998      1997
    Amounts)                       ----      ----      ----      ----      ----
Dividends Declared-
 Common Stock                 $   25,296  $ 25,297  $ 24,459  $ 23,229  $ 22,825
Dividends Declared Per
 Share of Common Stock             $1.34     $1.34     $1.34     $1.32     $1.30

Utility Plant
 Gross Plant-End of Period    $  955,161  $921,378  $876,431  $835,923  $794,901
 Net Plant-End of Period         572,619   548,833   519,378   490,682   467,678
 Construction Expenditures        46,952    51,635    48,698    47,254    42,842
 Property Retirements             13,141     6,663     8,190     6,205     6,241
Total Assets                  $  975,910  $931,740  $837,664  $777,291  $726,568

Capitalization-
 End of Period
 Common Stock and Paid-In
   Capital                    $  106,590  $106,579  $106,570  $ 82,460  $ 80,628
 Retained Earnings               205,512   200,423   199,848   198,342   193,776
 Accumulated other
   Comprehensive Income                -         -       (77)        -         -
 Treasury Stock                  (24,017)  (24,017)  (24,017)  (24,017)  (24,017)
                              --------------------------------------------------
       Common stock equity       288,085   282,985   282,324   256,785   250,387
 Redeemable Preferred Stock        1,588     1,763     1,923     1,960     1,960
 Long-Term Debt                  284,459   234,408   204,323   179,238   154,413
                              --------------------------------------------------
      Total capitalization    $  574,132  $519,156  $488,570  $437,983  $406,760
                              ==================================================

Shares of Common Stock
 Outstanding-End of period        18,878    18,878    18,878    17,628    17,558
Book Value Per Share              $15.26    $14.99    $14.96    $14.57    $14.26

Item 7.  Management's Discussion and Analysis of Financial Condition

This management's discussion analyzes the financial condition and results of operations of Laclede Gas Company (Laclede Gas) and its subsidiaries, under the corporate organizational structure that was in place during the three fiscal years ended September 30, 2001. Effective October 1, 2001, the corporation reorganized, such that Laclede Gas and its subsidiaries became separate subsidiaries of The Laclede Group, Inc. (Laclede Group), an exempt holding company under the Public Utility Holding Company Act of 1935. Note 2 to the Consolidated Financial Statements discusses the new holding company structure.


RESULTS OF OPERATIONS

The primary use for natural gas in the Laclede Gas service area is for residential and commercial heating. Colder weather results in increased volumes of natural gas sold and transported, thus contributing to higher earnings. Temperatures in the Laclede Gas service area during fiscal 2001 were 10% colder than normal and 30% colder than in fiscal 2000--which was the third warmest over the last 100 years. Fiscal 2000 temperatures were 16% warmer than normal and 5% warmer than those experienced in fiscal 1999, which represented the seventh warmest of the century.

As a result of the colder weather experienced during fiscal 2001 (compared with fiscal 2000), consolidated earnings, at $1.61 per share, were up nearly 18% over fiscal 2000 earnings of $1.37 per share (both periods on average shares outstanding of 18,877,987). Earnings per share were $1.43 in fiscal 1999 (on average shares outstanding of 18,138,261). Earnings applicable to common stock was $30.4 million for fiscal 2001, $25.9 million for fiscal 2000, and $26.0 million for fiscal 1999.

The $0.24 per share increase in fiscal 2001 earnings versus fiscal 2000 ($1.61 compared with $1.37) was primarily due to the benefit of the colder weather experienced during 2001. However, the benefit was partially offset by higher expenses that resulted from last winter's high wholesale natural gas prices. These included a higher provision for uncollectible accounts and higher carrying costs reflecting the interest and other costs incurred by Laclede Gas from the date it purchased gas in the wholesale market to the time it received payment from its customers. Laclede Gas does not benefit from higher wholesale natural gas prices, which are set in a competitive national market, but passes its actual purchased gas costs through to customers. In addition to the increased costs related to last winter's high wholesale gas prices, fiscal 2001 expenses were higher, when compared with fiscal 2000, due to higher pension costs, expenses related to the formation of a holding company, and other increased costs of doing business.

The slight decrease in earnings in fiscal 2000 (from fiscal 1999) was primarily due to lower system sales volumes arising from the warmer weather experienced during fiscal 2000, higher pension and group insurance costs and higher depreciation expense. Largely offsetting these factors during fiscal 2000 were the benefit of the Laclede Gas general rate increase which became effective December 27, 1999, higher income related to the Gas Supply Incentive Plan and off-system sales, and a lower provision for uncollectible accounts.

Fiscal 2001 consolidated earnings per share of $1.61 include $0.29 per share attributable to the Laclede Gas Company Gas Supply Incentive Plan, an incentive-based program under which Laclede Gas shared with its customers certain gains and losses related to the acquisition and management of its gas supply assets. On September 20, 2001, the Missouri Public Service Commission (MoPSC or Commission), with one dissent, ruled that the program should be allowed to expire on September 30, 2001. Laclede Gas has requested clarification and rehearing, to which the Commission has not yet responded. During its five years of operation, the program has generated more than $160 million in benefits--nearly 80% of which went to reduce customer costs. These benefits, which were generated overwhelmingly by transactions involving out-of-state natural gas producers and marketers, were used to help lower the bills paid by Laclede Gas customers in Missouri. The benefits were achieved through new, innovative gas supply arrangements developed by Laclede Gas, many of which involved Laclede Gas assuming increased risk. The incentive structure rewarded Laclede Gas for its cost-savings effectiveness by permitting it to retain for its shareholders a portion of the total gas cost savings it achieved.

Utility operating revenues for fiscal year 2001 increased $398.4 million, or 75.0%, above fiscal 2000, and in 2000 increased $57.4 million, or 12.1%, above fiscal 1999. The 2001 increase in utility operating revenues was primarily due to higher wholesale gas costs of $317.3 million (reflecting the unprecedented rise in market prices last winter), higher gas sales volumes and other variations amounting to $87.4 million, and, to a lesser extent, the remaining effect of the Laclede Gas 1999 general rate increase of $3.6 million. These factors were slightly offset by lower off-system sales and incentive revenues of $9.9 million. The 2000 increase in utility operating revenues was primarily due to: higher wholesale gas costs of $47.4 million, higher off-system sales and other incentive plan revenues of $23.9 million, and higher revenues of $7.3 million attributable to the partial year effect of the 1999 general rate increase. These factors were partially offset by lower gas sales volumes arising from the warmer weather and other variations, which combined total $21.2 million. Total therms sold and transported in 2001 were 1,118.7 million compared with 1,035.2 million in 2000 and 1,025.9 million in 1999.

Non-utility operating revenues increased $37.6 million in fiscal 2001 (from
2000) and $17.4 million in fiscal 2000 (from 1999). The increase each year was primarily due to higher gas marketing sales in both periods by Laclede Energy Resources, Inc., a wholly owned non-utility subsidiary.

Utility operating expenses in fiscal 2001 increased $389.9 million, or 83.2%, from fiscal 2000, and in 2000 increased $55.7 million, or 13.5%, from fiscal 1999. Natural and propane gas expense increased $350.5 million in fiscal 2001 from fiscal 2000 primarily due to nationwide increases in natural gas rates charged by our suppliers and higher volumes purchased for sendout arising from the colder weather, the effects of which were slightly offset by lower off-system sales gas expense. Natural and propane gas expense increased $48.9 million in fiscal 2000 from fiscal 1999 primarily due to higher rates charged by our suppliers and higher off-system sales gas expense, partially offset by lower volumes purchased for sendout. Other operation and maintenance expenses in 2001 increased $15.6 million, or 14.8%, over 2000 primarily due to increased net pension costs, a higher provision for uncollectible accounts, increased distribution and maintenance costs, higher wage rates, and other increases in the costs of doing business. Other operation and maintenance expenses in 2000 increased $2.4 million, or 2.3%, over 1999 principally due to increased net pension costs, higher group insurance charges, and increased wage rates. These increases were partially offset by lower provisions for uncollectible accounts and injuries and damages, reduced charges for maintenance and distribution and successful ongoing cost-control efforts. Depreciation and amortization expense in 2001 increased $1.6 million, or 6.3%, primarily due to additional depreciable property. In 2000, depreciation and amortization expense increased $3.3 million, or 15.3%, primarily due to additional depreciable property and an increased proportion of amortization related to shorter-lived property. Taxes, other than income taxes, increased $22.3 million in 2001 compared with 2000 and $1.1 million in 2000 compared with 1999. The increases in both periods were principally attributable to higher gross receipts taxes (mainly reflecting increased gas sales revenues).

Non-utility operating expenses increased $37.1 million in fiscal 2001 (compared with 2000), and increased $17.0 million in fiscal 2000 (compared with 1999). The increase in both periods was primarily due to higher gas expense associated with gas marketing sales by Laclede Energy Resources, Inc.

Other income and income deductions-net in 2001 increased $.7 million from 2000 primarily due to higher interest income, partially offset by expenses related to the holding company formation and strategic planning initiatives. Other income and income deductions-net increased by $1.0 million in 2000 compared with 1999. The change from 1999 to 2000 mainly reflects the effect of a one-time $3.2 million pre-tax charge recognized in 1999 resulting from the minority participation of Laclede Gas in Clark Enterprises. Clark Enterprises was comprised of a group of civic-minded St. Louis firms that owned the St. Louis Blues Hockey team and also financed and operated the Kiel Center in downtown St. Louis, the sale of which was negotiated and completed in September 1999. This non-recurring charge was partially offset by a pre-tax gain of approximately $1.9 million recognized in 1999 by a wholly owned subsidiary of Laclede Gas, Laclede Development Company, on the sale of property known as Centre Park 40. Laclede Development owned its interest in Centre Park 40 through a real estate partnership.

Interest expense increased $4.4 million, or 18.5%, in fiscal 2001 from 2000 and increased $3.4 million, or 16.6% in fiscal year 2000 from 1999. The 2001 increase was mainly due to the issuance of $30 million of 7.90% first mortgage bonds in September 2000, the issuance of $50 million of 6 5/8% first mortgage bonds in June 2001, and increased short-term interest expense (reflecting the net effect of higher average borrowings and lower rates). The 2000 increase was mainly due to increased short-term interest expense (reflecting higher average borrowings and increased rates) and the issuance of $25 million of 7% first mortgage bonds in June 1999.

The changes in income tax expenses for all periods reported are mainly due to changes in pre-tax income.

On July 30, 2000, Laclede Gas and Union representatives reached a new four-year labor agreement replacing the prior agreement that was to expire July 31, 2000. The new contract extends through July 31, 2004. The settlement resulted in wage increases of 2.75% in all four years, along with lump-sum payment provisions and other benefit improvements.


REGULATORY MATTERS

At the state level, there have been several important developments during the fiscal year affecting Laclede Gas, some of which are still pending.

On May 18, 2001, Laclede Gas filed a request with the Missouri Public Service Commission for a general rate increase of $39.8 million annually to recover costs related to the operation of its distribution system. This filing culminated in a settlement among the parties to the case, which was approved by the Commission on November 29, 2001. The settlement provided Laclede Gas an annual increase of about $12 million effective December 1, 2001. Additionally, effective on December 1, 2001 Laclede Gas is permitted to charge customers $36 to cover the cost of initiating service at a particular address. This new charge is anticipated to generate additional revenue of about $3 million annually. The settlement also provided for the continued deferral of certain costs related to the Laclede Gas pipe replacement program as well as recovery of costs previously deferred under that program. The cost of removing retired utility plant is treated as an expense pursuant to this settlement, rather than being included in depreciation rates. However, Laclede Gas will continue to pursue a reversal of the Commission's treatment of depreciation rates in the courts as discussed in greater detail below. As part of the settlement, Laclede Gas agreed to implement the terms of a rulemaking promulgated by the Commission on November 8, 2001 which relaxed the requirements for this coming winter heating season for reinstatement of certain customers who had been disconnected for nonpayment. The settlement provides for a recovery mechanism under which Laclede Gas will be reimbursed for any incremental costs associated with the new rule. Finally, under the terms of the agreement, Laclede Gas continues to be permitted to retain all income resulting from sales made outside its traditional service area, and additionally is permitted to retain all income from releases of pipeline capacity.

On April 20, 2001, Laclede Gas filed with the MoPSC a Weather Mitigation Plan (Plan) that would protect its customers from weather-related fluctuations in their bills and help stabilize its annual revenues in that regard. The Plan, as filed, would mitigate the volatile effects of weather by basing a portion of customers' winter bills on usage associated with normal weather and adjusting to offset the impact of temperatures that are colder or warmer than normal. Currently, revenues of Laclede Gas increase or decrease depending on colder- or warmer-than-normal weather. The weather adjustment would apply to the distribution costs of Laclede Gas, that portion of a customer's bill that covers the cost of operating and maintaining the distribution system and storage facilities. It would not affect increases and decreases in wholesale gas costs that are passed on to customers in accordance with the Purchased Gas Adjustment (PGA) Clause. By stabilizing weather-related revenues, the Plan would allow Laclede Gas to cover what are primarily fixed costs that do not fluctuate with the weather while still providing a fair return on investment. On July 12, 2001, the MoPSC suspended the tariff filing of Laclede Gas in response to motions filed by the Commission's staff and Office of Public Counsel. A prehearing conference was held on July 23, 2001. On September 5, 2001, this proceeding was consolidated with the general rate case proceeding described in the prior paragraph. As part of the settlement of that case, Laclede Gas agreed to withdraw this proposal at this time. However, Laclede Gas retains the right to propose such a program in the future.

On December 14, 1999 the MoPSC issued its report and order in the Laclede Gas 1999 rate case, in which the MoPSC: (1) approved a partial settlement reached earlier in the year by the parties on some issues, (2) determined certain contested issues and (3) authorized Laclede Gas to increase its rates for gas service by $11.24 million on an annual basis. The new rates and settlement became effective for service rendered on and after December 27, 1999. Under the partial settlement, Laclede Gas discontinued deferring certain costs for future recovery. As approved by the MoPSC, previously deferred costs are being recovered, without return on investment, effective with implementation of the new rates on December 27, 1999. The deferral of certain costs was eliminated going forward, as expenses associated with those specific areas are included in the approved rates. On May 11, 2000, Laclede Gas appealed to the Circuit Court of Cole County, Missouri the MoPSC's decision on one of the contested issues mentioned in item (2) above relating to the calculation of its depreciation rates. On December 1, 2000, the court remanded this decision in the MoPSC based on inadequate findings of fact. On June 28, 2001, the MoPSC issued an Order that upheld its previous Order. This decision has no adverse impact on the $11.24 million increase in rates, which became effective December 27, 1999, or the earnings of Laclede Gas. On September 11, 2001, Laclede Gas appealed the MoPSC's second order to the Circuit Court. Laclede Gas believes that a favorable decision, when recognized in rates, would be expected to benefit its cash flows.

The Price Stabilization Program (PSP) authorizes Laclede Gas to purchase certain financial instruments in an effort to hedge against significant increases in the cost of natural gas. The cost of such financial instruments, however, like the cost of natural gas itself, increased significantly through this past winter. As a result, the MoPSC granted the request of Laclede Gas to reduce the amount of natural gas purchases required to be covered by such financial instruments for this past heating season. In February 2001, the MoPSC approved modifications to the PSP, including that $4 million in supplemental funding be added to the PSP for the purchase of financial instruments for the fiscal 2002 heating season. Laclede Gas relinquished a claim on $4 million arising from gains realized from the purchase and sale of such instruments during the fiscal 2001 heating season and offered to utilize a similar amount to provide for future funding for such instruments. The MoPSC also approved modifications to the PSP to reduce the fiscal 2002 percentage of gas requirements to be covered by the PSP. The PSP is scheduled to expire at the end of the fiscal 2002 heating season.

The PGA Clause, through which Laclede Gas flows through to customers the cost of purchased gas supplies, allows two scheduled PGA filings each year, one for the summer months and another for the winter period, plus one unscheduled winter filing if certain conditions are met. The significant fluctuations in natural gas prices during the past two fiscal years necessitated additional unscheduled filings, which were approved by the MoPSC, in order to better match customer billings with market natural gas prices.

In June 2000, the Commission approved an extension of the Gas Supply Incentive Plan (GSIP) with modifications through September 30, 2001. Under the GSIP, Laclede Gas shared with its customers certain gains and losses related to the acquisition and management of its gas supply assets, but was permitted to retain all income resulting from sales made outside its traditional service area. These activities continued to provide benefits to both Laclede Gas' customers and shareholders. Overall cost savings for Laclede Gas and its customers were $40.4 million in 2001, $28.9 million in 2000, and $28.4 million in 1999. Those efforts resulted in pre-tax income to shareholders of $10.0 million in 2001, $9.6 million in 2000, and $5.4 million in 1999. In addition to the financial benefits of the program, the innovative structure under which Laclede Gas operated allowed its customers to retain the reliability inherent in its longstanding supply relationships. On November 17, 2000, Laclede Gas filed a proposal with the MoPSC to extend the GSIP, add a fixed price component and make other modifications to the plan. On September 20, 2001, the Commission, with one dissent, ruled that the GSIP should be allowed to expire. Laclede Gas has requested clarification and rehearing, to which the Commission has not yet responded. As discussed above, elements of the GSIP related to off-system sales and capacity release were resolved in the settlement of the 2001 rate case. However, other issues related to the GSIP remain. For additional information on the GSIP, see Note 4 of Notes to Consolidated Financial Statements on page 41.


ACCOUNTING CHANGES

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires all business combinations in the scope of this Statement to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses how acquired goodwill and other intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon acquisition and after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied at the beginning of fiscal 2003. The adoption of SFAS Nos. 141 and 142 is not expected to have a material effect on the financial position and results of operations of Laclede Group or Laclede Gas.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for fiscal 2003. Management is presently evaluating the impact that the adoption of this Statement will have on the financial position and results of operations of Laclede Group and Laclede Gas.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to consolidate accounting guidance on various issues related to this matter. Adoption of this Statement is not expected to have a material effect on the financial position and results of operations of Laclede Group or Laclede Gas.

INFLATION

The accompanying Financial Statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital-intensive nature of the business of Laclede Gas, the most significant impact of inflation is on the depreciation of utility plant. Rate regulation to which Laclede Gas is subject allows recovery through its rates of only the historical cost of utility plan as depreciation. While no plans exist to undertake replacements of plant in service other than normal replacements and those under existing replacement programs, Laclede Gas believes that any higher costs experienced upon replacement of existing facilities would be recovered through the normal regulatory process.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow from the operations of Laclede Gas, net of dividend payments, has generally provided the principal liquidity to meet operating requirements and to fund the majority of its construction program. Any remaining funding requirements for construction or other needs have been provided by long-term and short-term financing. The issuance of long-term financing is dependent on management's evaluation of need, financial market conditions, and other factors. Short-term financing is used to meet seasonal cash requirements and/or to defer long-term financing until market conditions are favorable.

Short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the gap between when it purchases its natural gas and when its customers pay for that gas. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks.

During fiscal year 2001, Laclede Gas had lines of credit in place of up to $250 million. Laclede Gas sold commercial paper aggregating to a maximum of $234.8 million at any one time during the fiscal year, but did not borrow from the banks under the aforementioned agreements. As of November 15, 2001, Laclede Gas has aggregate lines of credit totaling $170 million. Short-term borrowings outstanding at September 30, 2001 were $117.1 million at a weighted average interest rate of 3.2%. Based on short-term borrowings at September 30, 2001, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $1,171,000 on an annual basis.

On June 26, 2001, Laclede Gas issued $50 million of first mortgage bonds with an interest rate of 6 5/8% at an overall cost of 6.968%. The bonds were dated June 15, 2001 and mature June 15, 2016. The proceeds were used to repay short-term debt. The bonds were rated AAA by Standard & Poor's and Fitch IBCA and Aaa by Moody's in consideration of insurance issued by Ambac Assurance covering the timely payment of the principal of, and interest on, the bonds. These ratings apply only to these insured bonds, and not to the other outstanding uninsured bonds of Laclede Gas. These bonds were issued under Laclede Gas' shelf registration statement on Form S-3 and MoPSC authorization obtained in 2000, of which $270 million remained registered and unissued as of September 30, 2001. Laclede Group filed a post-effective amendment to the Form S-3 on October 1, 2001 with respect to the common stock of Laclede Group that was originally Laclede Gas common stock registered on Form S-3. The amount, timing and type of securities remaining to be issued under the shelf registration will depend on cash requirements and market conditions.

On September 26, 2000, Laclede Gas issued $30 million of first mortgage bonds with an interest rate of 7.90%, at an overall cost of 7.987%. The bonds were dated September 15, 2000 and mature September 15, 2030. The proceeds were used to repay short-term debt. The bonds were rated Aa3 by Moody's, AA- by Standard & Poor's, and A+ by Fitch. The ratings also apply to the other outstanding uninsured bonds of Laclede Gas.

At September 30, 2001, Laclede Gas had fixed-rate long-term debt totaling $285 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reqcquire any of these issues in the open market prior to maturity.

Construction expenditures for utility purposes were $47.0 million in fiscal 2001 compared with $51.6 million in fiscal 2000 and $48.7 million in fiscal 1999. Laclede Gas expects fiscal 2002 utility construction expenditures to approximate $41 million.

Capitalization at September 30, 2001 consisted of 50.2% common stock equity, .3% preferred stock and 49.5% long-term debt.

The ratio of earnings to fixed charges was 2.6 for 2001, 2.6 for 2000 and
2.9 for 1999.

It is management's view that Laclede Gas has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.


ENVIRONMENTAL MATTERS

Laclede Gas is subject to various environmental laws and regulations. To date they have not materially affected the financial position and results of operations of Laclede Gas. By far, the single largest environmental issue facing Laclede Gas, and the gas industry as a whole, is the cleanup of former manufactured gas plants (or "MGPs").

Before the advent of cross-country natural gas pipelines, Laclede Gas operated MGPs that produced certain by-products and residuals in addition to "town gas". While the vast majority of those by-products and residuals were sold as raw material to other industries, it is alleged that some remained at the MGP sites.

With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $1,864,000. As of September 30, 2001, Laclede Gas has paid $1,336,000 and reserved $528,000 for these actions. If regulators require additional actions, Laclede Gas will incur additional costs.

Laclede Gas placed a second former MGP site, located in the City of St. Louis, Missouri, into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. The City of St. Louis is presently seeking developers and end-users for this site. If the City is unsuccessful, Laclede Gas will submit a Remedial Action Plan (or "RAP") in 2002 and work with the City of St. Louis to find a developer to implement the RAP and develop the site. Laclede Gas currently estimates that the cost of the site investigations, agency oversight and related legal and engineering consulting may be approximately $590,000. Currently, Laclede Gas has paid $485,000 and reserved an additional $105,000. Laclede Gas has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed Laclede Gas to date for $159,000. Laclede Gas anticipates additional reimbursement from this party of approximately $69,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable. For further details, see Note 13 to the Consolidated Financial Statements on page 46.

OTHER MATTERS

In January 2000, Laclede Energy Resources, Inc. (LER) finalized a multi-year arrangement with UtiliCorp, Inc. (UtiliCorp) to provide a significant portion of the gas supply for a natural gas fired power plant in Pleasant Hill, Missouri. The four-year agreement went into effect June 1, 2001. LER will provide UtiliCorp with up to 5 billion cubic feet of natural gas annually--the equivalent of about 5% of the annual sendout of Laclede Gas Company in a normal year--and will manage fluctuations in UtiliCorp's gas-purchase requirements on an as-needed basis to satisfy summer power needs.

In May 2000, the MoPSC approved a copper service line replacement program for Laclede Gas. In August 2001, a class action lawsuit was filed against Laclede Gas seeking, among other things, an injunction requiring the immediate repair and/or replacement of all direct buried copper service lines, as well as damages, actual and punitive, for alleged diminution in property values, annoyance and discomfort. At this time, Laclede Gas does not believe that the ultimate outcome of the case will be materially adverse to it. For further details on the replacement program and class action litigation, see Note 13 to the Consolidated Financial Statements on page 46.


FORWARD-LOOKING STATEMENTS

Certain statements in this 10-K are forward-looking statements made based upon Laclede Group's and its subsidiaries' expectations and beliefs concerning future developments and their potential effect on the Company. These statements, however, do not include financial statements and other statements of historical fact. The forward-looking statements may be identified by the use of such terms as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek" and similar expressions. Future developments may not be in accordance with their expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause actual results to differ materially from those contemplated in any forward-looking statements are:
    -    weather conditions and catastrophic events
    -    changes in transportation and gas supply costs or availability
    - regulatory actions and initatives of federal and state regulatory agencies, some of which could be retroactive, including those affecting:
             o    financings
             o    allowed rates of return
             o    incentive regulation
             o    industry and rate structure
             o    purchased gas adjustment provisions
             o    franchise renewal
             o    environmental or safety requirements
    -    the effects of any industry or corporate restructuring
    -    the results of litigation
    -    conservation efforts of our customers
    - economic factors such as changes in the conditions of capital markets, interest rates and rates of inflation
    -    inability to retain existing customers or to attract new customers
    - ability to obtain funds from operations or the sale of debt or equity to finance necessary capital expenditures and other investments
    -    employee work force issues
    -    statutory or tax changes
    -    changes in accounting standards

The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

Laclede Gas Company:

We have audited the consolidated balance sheets and statements of consolidated capitalization of Laclede Gas Company and its subsidiary companies as of September 30, 2001 and 2000, and the related statements of consolidated income, retained earnings, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at
Part IV, Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Laclede Gas Company and its subsidiary companies as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ending September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

St. Louis, Missouri
November 15, 2001 (November 29, 2001 as to Note 14)

Management Report

Management is responsible for the preparation, presentation and integrity of the consolidated financial statements and other financial information in this report. The statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management's best estimates and judgments. In the opinion of management, the financial statements fairly reflect the Company's financial position, results of operations and cash flows.

The Company maintains internal accounting systems and related administrative controls that are designed to provide reasonable assurance, on a cost-effective basis, that transactions are executed in accordance with management's authorization, that consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and that the Company's assets are properly accounted for and safeguarded. The Company's Internal Audit Department, which has unrestricted access to all levels of Company management, monitors compliance with established controls and procedures.

Deloitte and Touche LLP, the Company's independent auditors, whose report is contained herein, are responsible for auditing the Company's financial statements in accordance with auditing standards generally accepted in the United States of America. Such standards include obtaining an understanding of the internal control structure in order to design the audit of the financial statements.

The Audit Committee of the Board of Directors, which consists of five outside directors, meets periodically with management, the internal auditor, and the independent auditors to review the manner in which they are performing their responsibilities. Both the internal auditor and the independent auditors periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.



Douglas H. Yaeger
Chairman of the Board,
President and Chief Executive Officer


Gerald T. McNeive, Jr.
Senior Vice President
Finance and General Counsel

Item 8.  Financial Statements and Supplementary Data

STATEMENTS OF CONSOLIDATED INCOME

(Thousands Except Per Share Amounts)
----------------------------------------------------------------------
Years Ended September 30                    2001      2000      1999
----------------------------------------------------------------------
Operating Revenues:
  Utility operating revenues            $  929,517  $531,152  $473,710
  Non-utility operating revenues            72,592    34,976    17,608
                                        ------------------------------
    Total operating revenues             1,002,109   566,128   491,318
                                        ------------------------------
Operating Expenses:
  Utility operating expenses
    Natural and propane gas                645,761   295,263   246,350
    Other operation expenses               101,936    87,063    83,762
    Maintenance                             19,327    18,644    19,583
    Depreciation and amortization           26,337    24,774    21,490
    Taxes, other than income taxes          65,077    42,799    41,669
                                        ------------------------------
      Total utility operating expenses     858,438   468,543   412,854
  Non-utility operating expenses            71,346    34,242    17,245
                                        ------------------------------
    Total operating expenses               929,784   502,785   430,099
                                        ------------------------------
Operating Income                            72,325    63,343    61,219

Other Income and Income Deductions-
  Net (Note 11)                              1,417       735      (203)
                                        ------------------------------
Income Before Interest and
  Income Taxes                              73,742    64,078    61,016
                                        ------------------------------
Interest Charges:
  Interest on long-term debt                18,372    15,164    13,966
  Other interest charges                    10,067     8,844     6,627
                                        ------------------------------
    Total interest charges                  28,439    24,008    20,593
                                        ------------------------------
Income Before Income Taxes                  45,303    40,070    40,423
Income Taxes (Note 9)                       14,831    14,105    14,361
                                        ------------------------------
Net Income                                  30,472    25,965    26,062
Dividends on Preferred Stock                    87        93        97
                                         -----------------------------
Earnings Applicable to Common Stock     $   30,385  $ 25,872  $ 25,965
                                        ==============================
Average Shares of Common Stock
  Outstanding                               18,878    18,878    18,138
                                        ==============================
Earnings Per Share of Common Stock
 (after preferred dividends)                 $1.61     $1.37     $1.43
                                        ==============================

See the accompanying notes to financial statements.

STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

(Thousands Except Per Share Amounts)
------------------------------------------------------------------------
Years Ended September 30                     2001       2000       1999
------------------------------------------------------------------------
Balance at Beginning of Year              $200,423   $199,848   $198,342
Add - Net Income, per statements            30,472     25,965     26,062
                                          ------------------------------
                                Total      230,895    225,813    224,404
                                          ------------------------------
Deduct - Cash Dividends Declared:
 Preferred stock at required annual rates       87         93         97
 Common stock, $1.34 per share in 2001,
   2000 and 1999                            25,296     25,297     24,459
                                          ------------------------------
                                Total       25,383     25,390     24,556
                                          ------------------------------
Balance at End of Year                    $205,512   $200,423   $199,848
                                          ==============================


See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Thousands of Dollars)
------------------------------------------------------------------------
Years Ended September 30                     2001       2000       1999
------------------------------------------------------------------------
Net Income                                $ 30,472   $ 25,965   $ 26,062
                                          ------------------------------
Other Comprehensive Income (Loss):
   Minimum pension liability adjustment          -        125       (125)
   Income tax expense (benefit)                  -         48        (48)
                                          ------------------------------
Other Comprehensive Income (Loss)                -         77        (77)
                                          ------------------------------
Comprehensive Income                      $ 30,472   $ 26,042    $25,985
                                          ==============================

See the accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                            2001        2000
--------------------------------------------------------------------------
Assets
  Utility Plant                                       $955,161    $921,378
Less - Accumulated depreciation & amortization         382,542     372,545
                                                      --------------------
                         Net utility plant             572,619     548,833
                                                      --------------------
  Other Property and Investments, at Cost or Less
   (net of accumulated depreciation and amortization,
    2001, $2,391; 2000, $2,314)                         29,914      26,546
                                                      --------------------
  Current Assets:
    Cash and cash equivalents                            3,223       4,215
    Accounts receivable:
      Gas customers - Billed and unbilled               74,604      49,777
      Other                                             13,103      11,488
      Less - Allowances for doubtful accounts           (9,216)     (6,058)
    Inventories:
      Materials, supplies and merchandise at
        average cost                                     5,393       5,491
      Natural gas stored underground for current use
        at LIFO cost                                    76,661      94,787
      Propane gas for current use at FIFO cost          14,213      12,201
      Prepayments and other                              3,999       3,303
    Unamortized purchased gas adjustments                    -      14,907
    Deferred income taxes (Note 9)                       8,556       2,485
                                                      --------------------
                       Total current assets            190,536     192,596
                                                      --------------------
  Deferred Charges:
    Prepaid pension cost (Note 3)                      110,475      97,229
    Regulatory assets                                   68,599      64,336
    Other                                                3,767       2,200
                                                      --------------------
                       Total deferred charges          182,841     163,765
                                                      --------------------
                                 Total Assets         $975,910    $931,740
                                                      ====================


See the accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEETS (Continued)

(Thousands of Dollars)
------------------------------------------------------------------------
September 30                                          2001        2000
------------------------------------------------------------------------
Capitalization and Liabilities
  Capitalization, per statements:
   Common stock equity                              $288,085    $282,985
   Redeemable preferred stock                          1,588       1,763
   Long-term debt                                    284,459     234,408
                                                    --------------------
                     Total capitalization            574,132     519,156
                                                    --------------------
  Current Liabilities:
   Notes payable (Note 11)                           117,050     127,000
   Accounts payable                                   32,087      45,660
   Advance customer billings                          11,679      15,290
   Current portion of preferred stock                     79          50
   Wages and compensation accrued                     11,785       9,974
   Dividends payable                                   6,400       6,421
   Customer deposits                                   4,404       4,302
   Interest accrued                                    7,963       7,939
   Taxes accrued                                      14,912      12,044
   Unamortized purchased gas adjustments               9,026           -
   Other current liabilities                           2,311       2,248
                                                    --------------------
                 Total current liabilities           217,696     231,104
                                                    --------------------
  Deferred Credits and Other Liabilities:
   Deferred income taxes (Note 9)                    142,515     134,944
   Unamortized investment tax credits                  5,948       6,267
   Pension and postretirement benefit costs           15,847      20,261
   Other                                              19,772      20,008
                                                    --------------------
       Total deferred credits and other liabilities  184,082     181,480
                                                    --------------------
  Commitments and Contingencies (Note 13)

       Total Capitalization and Liabilities         $975,910    $931,740
                                                    ====================


See the accompanying notes to financial statements.

STATEMENTS OF CONSOLIDATED CAPITALIZATION

(Thousands of Dollars)
----------------------------------------------------------------------------
September 30                                           2001        2000
----------------------------------------------------------------------------
Common Stock Equity (Note 5):
  Common stock, par value $1 per share:
    Authorized - 2001 and 2000, 50,000,000 shares
    Issued - 2001 and 2000, 20,743,625 shares        $ 20,744    $ 20,744
  Paid-in capital                                      85,846      85,835
  Retained earnings, per statements                   205,512     200,423
Treasury stock, at cost - 2001 and 2000,
    1,865,638 shares                                  (24,017)    (24,017)
                                                     --------------------
                     Total common stock equity        288,085     282,985
                                                     --------------------

Redeemable Preferred Stock,
  par value $25 per share (1,480,000 shares
  authorized) issued and outstanding (Note 6):
    5% Series B - 2001, 60,755 shares; 2000,
    66,012 shares                                       1,440       1,600
    4.56% Series C - 2001, 5,906 shares;
     2000, 6,507 shares                                   148         163
                                                     --------------------
                   Total redeemable preferred stock     1,588       1,763
                                                     --------------------
Long-Term Debt (Note 7):
  First mortgage bonds:
    6-1/4% Series, due May 1, 2003                     25,000      25,000
    8-1/2% Series, due November 15, 2004               25,000      25,000
    8-5/8% Series, due May 15, 2006                    40,000      40,000
    7-1/2% Series, due November 1, 2007                40,000      40,000
    6-1/2% Series, due November 15, 2010               25,000      25,000
    6-1/2% Series, due October 15, 2012                25,000      25,000
    7% Series, due June 1, 2029                        25,000      25,000
    7.90% Series, due September 15, 2030               30,000      30,000
    6.625% Series, due June 15, 2016                   50,000           -
                                                     --------------------
                                 Total                285,000     235,000
Unamortized discount, net of premium,
    on long-term debt                                    (541)       (592)
                                                     --------------------
                         Total long-term debt         284,459     234,408
                                                     --------------------
                                        Total        $574,132    $519,156
                                                     ====================

Long-term debt and preferred stock amounts are exclusive of current obligations.

See the accompanying notes to financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Thousands of Dollars)
-----------------------------------------------------------------------------
Years Ended September 30                          2001       2000       1999
-----------------------------------------------------------------------------
Operating Activities:
 Net Income                                    $ 30,472   $ 25,965   $ 26,062
 Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                  26,425     24,875     21,592
  Deferred income taxes and investment
    tax credits                                  (3,454)    14,295     14,486
  Other - net                                    (1,745)       112        911
  Changes in assets and liabilities:
   Accounts receivable - net                    (23,284)   (13,179)     4,027
   Unamortized purchased gas adjustments         23,933    (23,863)    (6,859)
   Deferred purchased gas costs                  (3,332)     4,028        (67)
   Accounts payable                             (13,572)    13,944     11,024
   Refunds due customers                           (355)    (1,249)    (6,164)
   Taxes accrued                                  2,868      6,240     (2,886)
   Natural gas stored underground                18,126    (30,675)    (9,139)
   Other assets and liabilities                 (18,183)   (17,447)    (9,922)
                                               -------------------------------
           Net cash provided by
             operating activities                37,899      3,046     43,065
                                               -------------------------------
Investing Activities:
 Construction expenditures                      (46,952)   (51,635)   (48,698)
 Employee benefit trusts                         (3,522)      (448)      (997)
 Investments - non-utility                         (515)      (656)     2,215
 Other                                           (2,433)    (2,221)    (1,211)
                                               ------------------------------
           Net cash used in
             investing activities               (53,422)   (54,960)   (48,691)
                                               ------------------------------
Financing Activities:
 Issuance of first mortgage bonds                50,000     30,000     25,000
 Issuance of short-term debt - net               (9,950)    42,300    (13,800)
 Issuance of common stock                             -          -     24,110
 Dividends paid                                 (25,383)   (25,387)   (24,048)
 Redemption of preferred stock                     (136)      (136)        (2)
                                               ------------------------------
           Net cash provided by
             financing activities                14,531     46,777     11,260
                                               ------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                 (992)    (5,137)     5,634
Cash and Cash Equivalents at
  Beginning of Year                               4,215      9,352      3,718
                                               ------------------------------
Cash and Cash Equivalents at End of Year       $  3,223   $  4,215   $  9,352
                                               ==============================
Supplemental Disclosure of Cash Paid
  (Refunded) During the Year for:
 Interest                                      $ 26,508   $ 23,631   $ 19,003
 Income taxes                                    12,462     (6,721)     4,768

See the accompanying notes to financial statements.

SCHEDULE OF INCOME TAXES (Note 9)

(Thousands of Dollars)
---------------------------------------------------------------------------
Years Ended September 30                         2001       2000      1999
---------------------------------------------------------------------------
Included in Statements of
 Consolidated Income:
    Federal
      Current                                 $15,639    $   202    $   310
      Deferred                                 (2,778)    11,987     12,291
      Investment tax credit
         adjustments - net                       (319)      (319)      (347)
    State and local
      Current                                   2,646       (392)      (435)
      Deferred                                   (357)     2,627      2,542
                                              -----------------------------
                                  Total       $14,831    $14,105    $14,361
                                              =============================


See the accompanying notes to financial statements.

SCHEDULE OF INTERIM FINANCIAL INFORMATION
(Unaudited) (Note 15)

(Thousands of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------
Three Months Ended                Dec. 31    March 31   June 30   Sept. 30
--------------------------------------------------------------------------
2001
Total Operating Revenues          $345,025   $442,742   $122,901   $91,441
Operating Income (Loss)             35,747     40,972       (750)   (3,643)
Net Income (Loss)                   18,517     20,707     (3,673)   (5,078)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)         $ .98      $1.10      $(.20)    $(.27)



--------------------------------------------------------------------------
Three Months Ended                Dec. 31    March 31   June 30   Sept. 30
--------------------------------------------------------------------------
2000
Total Operating Revenues          $151,354   $238,311   $ 95,293   $81,170
Operating Income                    19,941     38,438      5,619      (655)
Net Income (Loss)                    9,581     19,454        322    (3,392)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)         $ .51      $1.03      $ .02     $(.18)



See the accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

      Basis of Consolidation - The consolidated financial statements include the accounts of the Laclede Gas Company (Laclede Gas) and its subsidiary companies as of September 30, 2001. All subsidiaries were wholly owned and material intercompany transactions have been eliminated. As discussed in
Note 2, The Laclede Group, Inc. (Laclede Group) became the parent company of Laclede Gas and its subsidiaries effective October 1, 2001. The information provided in the accompanying financial statements is based upon the corporate structure in place as of September 30, 2001 and thus presents the information at that time for the Laclede Gas Company and not The Laclede Group, Inc.

      Nature of Operations - Laclede Gas is a public utility engaged in the retail distribution of natural gas. Laclede Gas serves an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. As an adjunct to its gas distribution business, Laclede Gas operates underground natural gas storage fields and is engaged in the transportation and storage of liquid propane. Laclede Gas has also made investments in some non-utility businesses as part of a diversification program.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      System of Accounts - The accounts of Laclede Gas are maintained in accordance with the uniform system of accounts prescribed by the Missouri Public Service Commission (MoPSC or Commission), which system substantially conforms to that prescribed by the Federal Energy Regulatory Commission.

      Utility Plant, Depreciation and Amortization - Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and such costs, plus removal costs, less salvage are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expenses.
      Utility plant is depreciated on the straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation and amortization in 2001, 2000 and 1999 averaged approximately 2.9%, 2.8% and 2.6%, respectively, of the original cost of depreciable and amortizable property.

      Regulated Operations - Laclede Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).
      The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

(Thousands of Dollars)                        2001           2000
------------------------------------------------------------------
Regulatory Assets:
Future income taxes due from customers      $45,240        $44,353
Unamortized purchased gas adjustments             -         14,907
Pension and postretirement benefit costs      6,671          7,175
Purchased gas costs                           2,396              -
Compensated absences                          6,472          6,295
Other                                         9,133          8,257
                                            ----------------------
Total Regulatory Assets                     $69,912        $80,987
                                            ======================
Regulatory Liabilities:
Unamortized investment tax credits          $ 5,948        $ 6,267
Unamortized purchased gas adjustments         9,026              -
Purchased gas costs                               -            936
Other                                           304            287
                                            ----------------------
Total Regulatory Liabilities                $15,278        $ 7,490
                                            ======================

     Pursuant to the MoPSC's order in the 1999 rate case, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in the approved rates effective December 27, 1999. Previously deferred costs, of $10,529,000 and $2,064,000 are being recovered and amortized on a straight-line basis over fifteen-year and ten-year periods, respectively, without return on investment, effective with implementation of those rates. Approximately $1,238,000 and $364,000 has been amortized, respectively, from December 27, 1999 through September 30, 2001.

      Gas Stored Underground - Inventory of gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of gas stored underground for current use at September 30, 2001 was less than the LIFO cost by $13,500,000 and at September 30, 2000 was more than the LIFO cost by $31,747,000. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates.

      Operating Revenues - Laclede records revenues from gas sales and transportation service on the accrual basis which includes estimated amounts for gas delivered, where applicable, but not yet billed.

      Purchased Gas Adjustments and Deferred Account - Pursuant to the provisions of the PGA Clause, increases and decreases in gas costs are passed on to customers. Currently, Laclede Gas makes two scheduled PGA filings each year, one for the winter period and one for the summer. In addition, Laclede Gas may make one unscheduled adjustment during the winter if significant, unforeseen increases or decreases in gas costs occur. In order to better match customer billings with market natural gas prices, Laclede Gas also requested, and received approval, to implement additional special unscheduled PGA filings allowing Laclede Gas to change rates charged to its customers in response to significant fluctuations in market prices during the past two fiscal years.
      The provisions of the PGA Clause also include operation of the Gas Supply Incentive Plan (GSIP or Plan), which was approved, as modified, to extend through September 30, 2001. The Plan allowed Laclede Gas to record income as part of a sharing mechanism related to utilization of its gas supply assets, with certain amounts being passed on to Laclede Gas customers. On September 20, 2001, the MoPSC, with one dissent, ruled that the Plan should be allowed to expire. Laclede Gas has requested clarification and rehearing, to which the Commission has not yet responded. See Note 4 for more information on the operation of the Plan.
      Operation of the Price Stabilization Program (PSP or Program) is also included in the provisions of the PGA Clause. Under those provisions, the MoPSC authorized Laclede Gas to purchase financial instruments for the fiscal 1999 heating season to protect itself and its customers from unusually large winter period gas price increases. The costs of purchasing these instruments and financial gains derived from such activities were passed on to Laclede Gas customers through the operation of its PGA Clause. Accordingly, there was no earnings impact as a result of the use of these financial instruments in fiscal 1999. In July 1999, the MoPSC approved modifications to the PGA Clause with respect to the purchase of financial instruments for the fiscal 2000-2002 heating seasons. As modified, Laclede Gas continues to provide significant price protection for itself and its customers above a predetermined level, but it also has an additional opportunity to benefit from gains and cost reductions achieved under the Program. During fiscal 2000, Laclede Gas recorded $27,000 of pre-tax income under the provisions of the Program. The cost of financial instruments for the fiscal 2001 heating season, however, like the cost of natural gas itself, increased significantly. As a result, the MoPSC granted a request made by Laclede Gas to reduce the amount of natural gas purchases required to be covered by such financial instruments for that particular heating season. In February 2001, the MoPSC approved modifications to the program for the fiscal 2002 heating season, including that $4 million in supplemental funding be added to the program for the purchase of financial instruments for the fiscal 2002 heating season and that the percentage of gas requirements to be covered be reduced. Additionally, Laclede Gas relinquished a claim on $4 million arising from gains realized from purchases and sales of financial instruments made during fiscal 2001 and offered to utilize a similar amount to provide for future funding for such instruments. The PSP is scheduled to expire at the end of the fiscal 2002 heating season.
      Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA, amounts due to or from customers related to the operation of the GSIP, and amounts related to the Price Stabilization Program are reflected as a deferred charge or credit until September 30, at which time the balance is classified as a current asset or liability and is recovered from or credited to customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings.

      Income Taxes - Laclede Gas has elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. The provision for current income taxes reflects the tax treatment of these items. Laclede Gas records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, will be reflected by entries to regulatory asset or liability accounts.
      Investment tax credits utilized prior to 1986 have been deferred and are being amortized in accordance with regulatory treatment over the useful life of the related property.

      Cash and Cash Equivalents - Laclede Gas considers all highly liquid debt instruments purchased to be cash equivalents. Such instruments are carried at cost, which approximates market value.

      Reclassification - Certain prior-period amounts have been reclassified to conform to current-period presentation. These reclassifications did not affect consolidated net income for the periods presented.

      Accounting Changes - The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge accounting. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS No. 133 would have been effective in fiscal 2000, however, its effective date was delayed until fiscal 2001 as a result of the issuance of SFAS No. 137. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement amends portions of SFAS No. 133. Among other things, SFAS No. 138 provides an exception for contracts intended for the normal purchase or normal sales of something other than a financial instrument or derivative instrument, for which physical delivery is probable. Some of the gas supply and transportation contracts of Laclede Gas are derivative instruments as defined under SFAS No. 133; however, all of these contracts qualify for the normal purchases and normal sales exception provided by SFAS No. 138. The financial instruments purchased by Laclede Gas under its Price Stabilization Program to protect itself and its customers from unusually large winter period gas price increases are derivative instruments under SFAS No. 133. These financial instruments are purchased as hedges against increases in the price of natural gas, as approved by the MoPSC, and are accounted for in accordance with the PGA Clause. The effect of the adoption of these statements on October 1, 2000 did not have a significant impact on the financial position and results of operations of Laclede Gas.
      In June 2001, the FASB issued SFAS No.141, "Business Combinations," which requires all business combinations in the scope of this Statement to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The FASB also issued SFAS No.142, "Goodwill and Other Intangible Assets," which addresses how acquired goodwill and other intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for and reported on in financial statements upon acquisition and after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied at the beginning of fiscal 2003. The adoption of SFAS Nos.141 and 142 is not expected to have a material effect on the financial position and results of operations of Laclede Group or Laclede Gas.
      The FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for fiscal 2003. Management is presently evaluating the impact that the adoption of this Statement will have on the financial position and results of operations of Laclede Group and Laclede Gas.
      In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to consolidate accounting guidance on various issues related to this matter. Adoption of this Statement is not expected to have a material effect on the financial position and results of operations of Laclede Group or Laclede Gas.


2.    Corporate Restructuring

      At its January 25, 2001 annual meeting of shareholders, Laclede Gas shareholders approved, by a two-thirds majority, a proposal to reorganize its corporate structure to form a holding company, known as The Laclede Group, Inc. Laclede Gas subsequently received the necessary approval for this restructuring from the MoPSC, and the corporate restructuring became effective on October 1, 2001. Under the new structure, Laclede Gas and its former subsidiaries operate as separate subsidiaries of Laclede Group. The following charts illustrate the major organizational changes resulting from this restructuring.

                                             Organization Structure
                                            Prior to October 1, 2001

                                       -----------------------------
                                            Laclede Gas Company
                                       -----------------------------
                                                    |
                ---------------------------------------------------------------------
                |                                   |                               |
-----------------------------------    -----------------------------    -------------------------
      Laclede Investment LLC            Laclede Development Company      Laclede Pipeline Company
-----------------------------------    -----------------------------    -------------------------
                |                                   |
-----------------------------------    -----------------------------
  Laclede Energy Resources, Inc.           Laclede Venture Corp.
-----------------------------------    -----------------------------
                |
-----------------------------------
 Laclede Gas Family Services, Inc.
-----------------------------------


                                             Organization Structure
                                            Effective October 1, 2001

                                           -------------------------
                                            The Laclede Group, Inc.
                                           -------------------------
                                                       |
          -------------------------------------------------------------------------------------------
          |                            |                                |                           |
--------------------- ----------------------------------- ----------------------------- --------------------------
 Laclede Gas Company        Laclede Investment LLC         Laclede Development Company   Laclede Pipeline Company
--------------------- ----------------------------------- ----------------------------- --------------------------
                                       |                                |
                      ----------------------------------- -----------------------------
                        Laclede Energy Resources, Inc.        Laclede Venture Corp.
                      ----------------------------------- -----------------------------
                                       |
                      -----------------------------------
                       Laclede Gas Family Services, Inc.
                      -----------------------------------

      Since the October 1, 2001 restructuring, stock certificates previously representing shares of Laclede Gas common stock have represented the same number of shares of Laclede Group common stock. All serial preferred stock issued by Laclede Gas remains issued and outstanding as shares of Laclede Gas serial preferred stock. The dividend rate for the preferred stock has not changed and those dividends will continue to be paid by Laclede Gas. All outstanding indebtedness and other obligations of Laclede Gas prior to the restructuring remain outstanding as obligations of Laclede Gas.
      On October 1, 2001, Laclede Group had no outstanding securities other than common stock, but it could issue other securities in the future. Laclede Group common stock is listed on the New York Stock Exchange and trades under the ticker symbol "LG".
      The accompanying consolidated financial statements and these associated notes were based upon the corporate organizational structure that was in place during the three fiscal years ended September 30, 2001. As previously discussed, the corporate reorganization became effective on October 1, 2001. However, had the reorganization occurred on September 30, 2001, Laclede Group's consolidated financial statements and associated notes would have been virtually identical to those reported in these financial statements and notes thereto.


3.    Pension Plans and Other Postemployment Benefits

      Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment. The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds.

      Pension credits in 2001, 2000 and 1999 amounted to $(5,208,000), $(7,620,000), and $(10,653,000), respectively, including amounts recorded in construction.
      The net periodic pension costs (credits) include the following components:

(Thousands of Dollars)                     2001        2000        1999
-------------------------------------------------------------------------
Service cost - benefits earned
   during the period                     $  9,575    $  9,281    $  9,909
Interest cost on projected
   benefit obligation                      15,331      14,714      14,355
Expected return on plan assets            (25,517)    (25,649)    (25,689)
Amortization of transition obligation        (662)       (716)       (760)
Amortization of prior service cost          1,174       1,024       1,082
Amortization of actuarial gain             (5,544)     (6,606)     (8,975)
Regulatory adjustment                         435         332        (575)
                                         --------------------------------
Net pension cost (credit)                $ (5,208)   $ (7,620)   $(10,653)
                                         ================================

      The MoPSC ordered in the 1998 general rate case, effective October 27, 1998, certain pension costs to be recovered on a payment basis up to a $314,000 allowance, with the difference between actual payments and the allowance to be deferred. Such deferrals terminated July 31, 1999. In the 1999 rate case, the Commission authorized amounts deferred pursuant to provisions in previous general rate cases to be included in rates without return on investment and amortized over a fifteen-year period, effective with the implementation of new rates on December 27, 1999. Also pursuant to MoPSC order in the 1998 general rate case, the return on plan assets is based on the market value of plan assets and the unrecognized net gain or loss balances subject to amortization are based upon the most recent five-year average of the unrecognized gain or loss balance. Net gains and losses subject to amortization are amortized over a five-year period, as ordered by the MoPSC. Other variances in net pension costs are primarily attributable to actuarial and investment experience.
      The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation recognized in the Consolidated Balance Sheets at September 30:

(Thousands of Dollars)                                2001        2000
-----------------------------------------------------------------------
Benefit obligation at beginning of year            $200,463    $205,174
Service cost                                          9,575       9,281
Interest cost                                        15,331      14,714
Plan amendments                                         162       3,112
Actuarial (gain)/loss                                 1,684      (9,224)
Settlements                                         (20,652)    (13,899)
Gross benefits paid                                  (8,790)     (8,695)
                                                   --------------------
Benefit obligation at end of year                  $197,773    $200,463
                                                   ====================

     The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the consolidated balance sheets at September 30:

(Thousands of Dollars)                              2001          2000
----------------------------------------------------------------------
Fair value of plan assets at beginning of year    $307,820    $310,158
Actual return on plan assets                         9,214      14,895
Employer contributions                              11,845       5,361
Settlements                                        (20,652)    (13,899)
Gross benefits paid                                 (8,790)     (8,695)
                                                  --------------------
Fair value of plan assets at end of year           299,437     307,820
                                                  --------------------

Funded status at end of year                       101,664     107,357
Unrecognized net actuarial gain                    (10,532)    (34,629)
Unrecognized prior service cost                     14,885      15,897
Unrecognized net transition asset                     (838)     (1,572)
Fourth quarter contribution adjustment                  56          56
                                                  --------------------
Net amount recognized at end of year              $105,235    $ 87,109
                                                  ====================

Amounts recognized in the consolidated
  balance sheets consist of:
Prepaid pension cost                               110,475      97,229
Accrued benefit liability                           (5,451)    (10,368)
Intangible asset                                       211         248
Accumulated other comprehensive income                   -           -
                                                  --------------------
Net amount recognized at end of year              $105,235    $ 87,109
                                                  ====================

      The pension benefit obligation and the fair value of plan assets are based on a June 30 measurement date. The projected benefit obligation was determined using a weighted average discount rate of 7.75% for 2001 and 8.00% for 2000, and a weighted average rate of future compensation increase of 4.00% for 2001 and 4.25% for 2000. The effect of the above changes in pension assumptions was to increase the projected benefit obligation by $1,529,000. The expected long-term rate of return on plan assets was 8.50% for both 2001 and 2000.
      The aggregate projected benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets were $54,241,000 and $38,605,000, respectively, for fiscal 2001 and $55,925,000 and $37,701,000, respectively, for fiscal 2000. The aggregate accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $4,195,000 and $0, respectively, for fiscal 2001, and $42,044,000 and $37,701,000, respectively, for fiscal 2000.
      Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be settled by lump-sum cash payments. Settlements in 2001, 2000 and 1999 resulted in pre-tax gains of approximately $639,000, $2,248,000 and $1,641,000, respectively.
      The cost of the defined contribution plans of Laclede Gas, which cover substantially all employees, amounted to $2,974,000, $2,648,000 and $2,480,000 for the years 2001, 2000 and 1999, respectively.
      Laclede Gas also provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65.
      Missouri state law provides for the recovery of rates of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"
(OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established the Voluntary Employees' Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts assets consist primarily of money market securities. The unrecognized transition obligation is being amortized over 20 years.

      Postretirement benefit costs in 2001, 2000 and 1999 amounted to approximately $6,181,000, $5,962,000 and $3,856,000, respectively, including amounts charged to construction.
      Net periodic postretirement benefit costs consisted of the following components:

(Thousands of Dollars)                     2001       2000       1999
----------------------------------------------------------------------
Service cost - benefits earned
  during the period                       $2,063     $1,973     $1,959
Interest cost on accumulated
  postretirement benefit
  obligation                               3,055      2,814      2,478
Expected return on plan assets              (704)      (574)      (431)
Amortization of transition
  obligation                               1,267      1,267      1,267
Amortization of prior service cost           365        365        365
Amortization of actuarial (gain)/loss         66         64         52
Regulatory adjustment                         69         53     (1,834)
                                          ----------------------------
Net postretirement benefit cost           $6,181     $5,962     $3,856
                                          ============================

      The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

(Thousands of Dollars)                            2001          2000
---------------------------------------------------------------------
Benefit obligation at beginning of year        $ 37,123      $ 35,843
Service cost                                      2,063         1,973
Interest cost                                     3,055         2,814
Actuarial (gain)/loss                             1,787           527
Gross benefits paid                              (4,070)       (4,034)
                                               ----------------------
Benefit obligation at end of year              $ 39,958      $ 37,123
                                               ======================

      The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the consolidated balance sheets at September 30:

(Thousands of Dollars)                             2001         2000
---------------------------------------------------------------------
Fair value of plan assets at beginning of year  $  7,866     $  6,222
Actual return on plan assets                         310          298
Employer contributions                             5,609        5,380
Gross benefits paid                               (4,070)      (4,034)
                                                ---------------------

Fair value of plan assets at end of year           9,715        7,866
                                                ---------------------
Funded status at end of year                     (30,243)     (29,257)
Unrecognized net actuarial (gain)/loss             1,829         (286)
Unrecognized prior service cost                    2,839        3,204
Unrecognized net transition asset                 15,179       16,446
                                                ---------------------
Net amount recognized at end of year
  as postretirement benefit cost                $(10,396)    $ (9,893)
                                                =====================

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5.00% for both 2001 and 2000, and for future years. A one-percentage-point increase or (decrease) in the assumed health care cost trend rate for each future year would have increased or

(decreased) the aggregate of the service and interest cost components of the 2001 net periodic postretirement benefit cost by approximately $290,000 or $(280,000) and would have increased or (decreased) the postretirement benefit obligation by $1,450,000 or $(1,380,000). The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 7.75% for 2001 and 8.00% for 2000, and a weighted average rate of future compensation increase of 4.00% for 2001 and 4.25% for 2000. These changes in assumptions increased the postretirement benefit obligation by $520,000. The weighted average rate for the expected return on medical plan assets was 7.75% for both 2001 and 2000 and the weighted average rate for the expected return on life insurance plan assets was 8.50% for both 2001 and 2000.
      The 1998 rate case settlement provided for the deferral, net of any applicable tax effects, of the difference between the costs funded by Laclede Gas and a $3,825,000 allowance of annualized OPEB costs included in rates effective October 27, 1998. In the 1999 rate case settlement, the Commission authorized previously deferred costs to be included in rates without return on investment and amortized over a fifteen-year period, effective with the implementation of new rates on December 27, 1999. Deferrals ceased September 30, 1999 and all OPEB costs are being charged to expense.


4.    Incentive Plan and Off-System Sales

      The MoPSC extended the GSIP with specific modifications effective through September 30, 2001. On September 20, 2001, the Commission, with one dissent, ruled that the GSIP should be allowed to expire. Laclede Gas has requested clarification and rehearing, to which the Commission has not yet responded. Under the modified Plan, Laclede Gas shared with its customers certain gains and losses related to the acquisition and management of gas supply assets. Effective October 1, 1999, Laclede Gas was also permitted to retain all income resulting from sales made outside of its traditional service area. As modified for fiscal 2001, total pre-tax income derived from all sharing provisions of the Plan, excluding income generated by sales outside of the Laclede Gas service area, could not exceed $9.0 million. Of that amount, pre-tax income derived from sharing gains and losses as measured against a benchmark level of gas costs could not exceed $5.3 million. Under the provisions of the Plan during fiscal 2001 and fiscal 2000, Laclede Gas and its customers shared as follows:
o releases of pipeline capacity, of which 70% to 90% of the revenues were allocated to its customers and the balance was allocated to its shareholders
o savings from discounts off of maximum pipeline transportation rates, of which the excess over a predetermined baseline of $13 million was allocated 70% to its customers and the balance to its shareholders
o gains and losses as measured against a benchmark level of gas cost, of which 50% to 90% depending on the change from a predetermined cost, was allocated to its customers and the balance to its shareholders, and
o increases or decreases in costs related to changes in the mix of pipeline services, of which 70% was allocated to its customers and the balance to its shareholders.
Under the provisions of the Plan during fiscal 1999, Laclede Gas and its customers shared as follows:
o sales of gas outside of its traditional service area, of which 70% of the income was allocated to its customers and the balance was allocated to its shareholders
o releases of pipeline capacity, of which 70% to 90% of the revenues were allocated to its customers and the balance to its shareholders
o savings from discounts off of maximum pipeline transportation rates, of which 80% to 90% of the savings was allocated to its customers and the balance to its shareholders, and
o gains and losses as measured against a benchmark level of gas cost, of which 50% was allocated to its customers and the balance to its shareholders.

Incentive Plan and off-system sales revenues are included in the utility operating revenues line in the accompanying financial statements. Expenses related to the Incentive Plan and off-system sales are included in the natural gas and propane gas expense line in the accompanying financial statements. Results of the Plan and off-system sales activities are set forth below.

(Thousands of Dollars)                    2001       2000       1999
---------------------------------------------------------------------
Net Benefits to Customers
    and Shareholders                    $40,415    $28,909    $28,362
---------------------------------------------------------------------
Shareholder Benefits:
Off System and
    Incentive Plan Revenues              30,218     40,136     16,217
Off System and
    Incentive Plan Gas Expense           20,183     30,493     10,806
                                        -----------------------------
Laclede Share - Pretax Income           $10,035    $ 9,643    $ 5,411
                                        =============================


5.    Common Stock and Paid-in Capital

      No additional common stock shares were issued in fiscal 2001 or 2000. Paid-in capital increased $11,000 in 2001 and $9,000 in 2000 due to gains recorded on reacquired preferred stock.
      Total shares of common stock outstanding were 18,877,987 at September 30, 2001 and September 30, 2000.
      On March 14, 1996, Laclede Gas declared a dividend of one Common Share Purchase Right for each outstanding share of common stock as of May 1, 1996, each of which common share purchase right gave the Rightholder the right to purchase one common share for a purchase price of $60, subject to adjustment. The rights expired on May 1, 2006, and could be redeemed by Laclede for one cent each at any time before they became exercisable. The rights were not exercisable or transferable apart from the common stock, until ten days after a person or group acquired or obtained the right to acquire 20% or more of the common stock, or commenced or announced its intention to commence a tender or exchange offer for 20% or more of the common stock. Following the former event, a right would entitle its holder to purchase, at the purchase price, the number of shares equal to the purchase price (initially $60 per share) divided by one-half of the market price. Alternatively, Laclede Gas could exchange each Right for one share of Laclede Gas common stock. A total of 18,877,987 rights were outstanding at September 30, 2001. Concurrent with implementation of the holding company structure, ownership of these rights transferred to Laclede Group.
      On August 23, 2001, Laclede Group declared a dividend of one preferred share purchase right for each outstanding share of common stock as of October 1, 2001, each of which preferred share purchase rights entitles the registered holder to purchase from Laclede Group one one-hundredth of Series A junior participating preferred stock for a purchase price of $90.00, subject to adjustment. The value of one one-hundredth of a preferred share purchasable upon the exercise of each right should, because of the nature of the preferred shares' dividend, liquidation and voting rights, approximate the value of one common share. The rights expire on October 1, 2011 and may be redeemed by Laclede Group for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock until ten business days after (i) public announcement that a person or group has acquired beneficial ownership of 20% or more of the common stock, or (ii) commencement, or announcement of an intention to make, a tender offer or exchange for beneficial ownership of 20% or more of the common stock. Following the former event, a right will entitle its holder to purchase, for the purchase price, the number of shares equal to the purchase price (currently $90 per share) divided by one-half of the market price. Alternatively, Laclede Group may exchange each right for one one-hundredth of a preferred share. A total of 18,877,987 rights were outstanding on October 1, 2001.

6.    Redeemable Preferred Stock

      The preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Laclede Gas Board of Directors. The redemption price is equal to par of $25.00 a share.
      During 2001, 5,257 shares of 5% Series B preferred stock and 601 shares of 4.56% Series C preferred stock were reacquired; in 2000, 5,808 shares of 5% Series B preferred stock and 3 shares of 4.56% Series C preferred stock were reacquired.
      Any default in a sinking fund payment must be cured before Laclede Gas may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the next five years subsequent to September 30, 2001 are: 2002, $78,875, 2003-2006, $160,000 per year.


7.    Long-Term Debt

      Maturities or sinking fund requirements on long-term debt for the five fiscal years subsequent to September 30, 2001 are as follows: 2002, none; 2003, $25 million; 2004, none; 2005, $25 million; 2006, $40 million.
      On June 26, 2001, Laclede Gas issued $50 million of first mortgage bonds with an interest rate of 6 5/8%, at an overall cost of 6.968%. The bonds were dated June 15, 2001 and mature June 15, 2016. The proceeds were used to repay short-term debt. The bonds were rated AAA by Standard & Poor's and Fitch IBCA and Aaa by Moody's in consideration of insurance issued by Ambac Assurance covering the timely payment of the principal of and interest on the bonds. These ratings apply only to these insured bonds, and not to the other outstanding uninsured bonds of Laclede Gas. These bonds were issued under the Laclede Gas shelf registration Statement on Form S-3 and MoPSC authorization obtained in fiscal 2000, of which $270 million remained registered and unissued as of September 30, 2001. Laclede Group filed a post-effective amendment to the Form S-3 on October 1, 2001 with respect to the common stock of Laclede Group that was originally Laclede Gas common stock registered on Form S-3.
      On September 21, 2000, Laclede Gas issued $30 million of first mortgage bonds under this authorization with an interest rate of 7.90%, at an overall cost of 7.987%. The bonds were dated September 15, 2000 and mature September 15, 2030. The proceeds were used to repay short-term debt. The bonds were rated Aa3 by Moody's, AA- by Standard & Poor's, and A+ by Fitch. The ratings also apply to the other outstanding uninsured bonds of Laclede Gas.
      Substantially all of the utility plant of Laclede Gas is subject to the liens of its mortgage. Its mortgage contains provisions that restrict retained earnings from declaration or payment of cash dividends. As of September 30, 2001, all of the consolidated retained earnings of Laclede Gas were free from such restrictions.


8.    Fair Value of Financial Instruments

      The carrying amounts and estimated fair values of financial instruments at September 30, 2001 and 2000 are as follows:

                                               Carrying            Fair
(Thousands of Dollars)                          Amount            Value
-----------------------------------------------------------------------
2001:
  Cash and cash equivalents                   $  3,223         $  3,223
  Short-term debt                              117,050          117,050
  Long-term debt                               284,459          301,761
  Redeemable preferred stock                     1,667            1,296

2000:
  Cash and cash equivalents                   $  4,215         $  4,215
  Short-term debt                              127,000          127,000
  Long-term debt                               234,408          233,676
  Redeemable preferred stock                     1,813            1,640

      The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these investments. Fair value of long-term debt and preferred stock is estimated based on market prices for similar issues.


9.    Income Taxes

      Net provisions for income taxes were charged during the years ended September 30, 2001, 2000 and 1999 as shown on the Schedule of Income Taxes. The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

                                              2001      2000      1999
-----------------------------------------------------------------------
Federal income tax statutory rate             35.0%     35.0%     35.0%
State and local income taxes,
   net of federal income tax benefits          3.3       3.6       3.4
Certain expenses capitalized on books
   and deducted on tax return                 (2.5)     (2.5)     (3.2)
Taxes related to prior years                    .3        .2        .5
Other items - net                             (3.3)     (1.1)      (.2)
                                              -------------------------
Effective income tax rate                     32.8%     35.2%     35.5%
                                              =========================

The significant items comprising the net deferred tax liability recognized in the consolidated balance sheets as of September 30 are as follows:

(Thousands of Dollars)                           2001           2000
---------------------------------------------------------------------
Deferred tax assets:
   Reserves not currently deductible          $ 16,278       $ 18,100
   Deferred gas cost                             5,639              -
   Unamortized investment tax credits            3,745          3,946
   Other                                         1,885          2,779
                                              -----------------------
     Total deferred tax assets                  27,547         24,825
                                              -----------------------

Deferred tax liabilities:
   Relating to utility property                111,057        107,604
   Pension                                      41,942         36,384
   Deferred gas costs                                -          4,598
   Other                                         8,507          8,698
                                              -----------------------
     Total deferred tax liabilities            161,506        157,284
                                              -----------------------

Net deferred tax liability                     133,959        132,459
Net deferred tax asset - current                 8,556          2,485
                                              -----------------------
Net deferred tax liability - non-current      $142,515       $134,944
                                             ========================

10.   Notes Payable and Credit Agreements

      In November 2000, Laclede Gas renewed and increased its syndicated line of credit to $150 million for a period of 364 days. Laclede Gas also renewed three other 364-day lines during the year, totalling $35 million, providing year-round bank lines of $185 million. These lines were supplemented with seasonal lines during the heating season of up to $65 million, for maximum bank line availability of $250 million during the fiscal year 2001. As of November 15, 2001, Laclede Gas has reduced its aggregate lines of credit to $170 million.
      Alternatively, Laclede Gas has an agreement for the issuance of commercial paper which is supported by the bank lines of credit. During fiscal year 2001, short-term borrowing requirements, which peaked at $234.8 million, were met by the sale of commercial paper. Laclede Gas had $117.1 million in commercial paper outstanding as of September 30, 2001, at a weighted average interest rate of 3.2%, and $127.0 million outstanding as of September 30, 2000, at a weighted average interest rate of 6.6%.


11.   Other Income and Income Deductions - Net

(Thousands of Dollars)                 2001       2000        1999
-------------------------------------------------------------------
Investment Losses                    $     -     $    -     $(3,409)
Gains on Sale of Property                  -          -       2,275
Allowance for Funds
     Used During Construction            749        397         739
Other Income                           2,298      1,209       1,530
Other Income Deductions               (1,630)      (844)     (1,338)
                                     ------------------------------
Other Income and
     Income Deductions - Net         $ 1,417     $  735     $  (203)
                                     ==============================

      In fiscal 1999, Laclede Gas recorded a $3.2 million pre-tax investment loss. This non-recurring loss resulted from its minority participation in Clark Enterprises, an entity comprised of a group of civic-minded St. Louis firms that owned the St. Louis Blues Hockey team and also financed and operated the Kiel Center in downtown St. Louis, the sale of which was negotiated and completed during September 1999.
      A pre-tax gain of $1.9 million was recognized in fiscal 1999 by a wholly owned subsidiary of Laclede Gas, Laclede Development Company, on the November 1998 sale of property known as Centre Park 40. Laclede Development owned its interest in Centre Park 40 though a real estate partnership.


12.   Information by Operating Segment

      Laclede Gas is a public utility engaged in the retail distribution of natural gas. Laclede Gas serves an area of eastern Missouri, with a population of approximately 2.0 million. As an adjunct to its gas distribution business, Laclede Gas operates underground natural gas storage fields and stores liquid propane and was engaged in the transportation of liquid propane through its wholly owned subsidiary, Laclede Pipeline Company.
      Laclede Gas has also made investments in some non-utility businesses as part of a diversification program, none of which are reportable segments. These non-regulated operations were conducted through five wholly owned subsidiaries which are engaged in gas marketing, the sale of insurance products through an insurance agency in the State of Missouri, real estate development, the compression of natural gas, and financial investments in other enterprises. These subsidiaries have the same accounting policies as those described in the summary of significant accounting policies in Note 1. There are no material intersegment revenues.

                                          All Other
(Thousands of Dollars)    Gas Utility   (Non-Utility)  Eliminations    Consolidated
Fiscal 2001
Operating revenues          $929,517       $72,592       $      -       $1,002,109
Depreciation &
  amortization                26,337             -              -           26,337
Interest charges              28,792             -           (353)          28,439
Income tax expense            14,170           661              -           14,831
Net income                    29,517           955              -           30,472
Total assets                 972,465        21,011        (17,566)         975,910
Construction expenditures     46,952             -              -           46,952

Fiscal 2000
Operating revenues          $531,152       $34,976       $      -       $  566,128
Depreciation &
  amortization                24,774             -              -           24,774
Interest charges              24,326             -           (318)          24,008
Income tax expense            13,755           350              -           14,105
Net income                    25,474           491              -           25,965
Total assets                 928,298        18,324        (14,882)         931,740
Construction expenditures     51,635             -              -           51,635

Fiscal 1999
Operating revenues          $473,710       $17,608       $      -       $  491,318
Depreciation &
  amortization                21,490             -              -           21,490
Interest charges              20,593             -              -           20,593
Income tax expense            13,670           691              -           14,361
Net income                    25,012         1,050              -           26,062
Total assets                 831,036        13,774         (7,146)         837,664
Construction expenditures     48,698             7              -           48,705


13.   Commitments and Contingencies

     Laclede Gas estimates fiscal year 2002 utility construction expenditures at $41 million. The lease agreement covering the general office space of Laclede Gas extends through February 2005 with options to renew for up to 15 additional years. The aggregate rental expense for fiscal years 2001, 2000 and 1999 was $830,000, $821,000 and $812,000, respectively. The annual minimum rental payment for fiscal year 2002 is anticipated to be approximately $839,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal 2005. Laclede Gas has other relatively minor rental arrangements that provide for minimum rental payments. Laclede Gas has entered into various contracts, which in the aggregate require it to pay approximately $74 million on an annual basis, at present rate levels, for the reservation of gas supplies and pipeline transmission and storage capacity. These costs are recovered from customers in accordance with the PGA Clause. The contracts have various expiration dates ranging from 2002 to 2011.
      A consolidated subsidiary is a general partner in an unconsolidated partnership, which invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $2.9 million incurred in connection with various real estate ventures. Laclede Gas has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Laclede Gas further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.
     Laclede Gas is subject to various environmental laws and regulations.
To date they have not materially affected financial position and results of operations of Laclede Gas. By far, the single largest environmental issue facing Laclede Gas and the gas industry as a whole is the cleanup of former manufactured gas plants (or "MGPs").
     Before the advent of cross-country natural gas pipelines, Laclede Gas operated MGPs that produced certain by-products and residuals in addition to "town gas." While the vast majority of those by-products and residuals were sold as raw material to other industries, it is alleged that some remained at the MGP sites.
     With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $1,864,000. As of September 30, 2001, Laclede Gas has paid $1,336,000 and reserved $528,000 for these actions. If regulators require additional actions, Laclede Gas will incur additional costs.
     Laclede Gas placed a second former MGP site, located in the City of St. Louis, Missouri, into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. The City of St. Louis is presently seeking developers and end-users for this site. If the City is unsuccessful, Laclede will submit a Remedial Action Plan (or "RAP") in 2002 and work with the City of St. Louis to find a developer to implement the RAP and develop the site. Laclede Gas currently estimates that the cost of the site investigations, agency oversight and related legal and engineering consulting may be approximately $590,000. Currently, Laclede Gas has paid $485,000 and reserved an additional $105,000. Laclede has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed Laclede Gas to date for $159,000. Laclede Gas anticipates additional reimbursement from this party of approximately $69,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.
      While the scope of costs relative to the Shrewsbury site will not be significant, the scope of costs relative to the City of St. Louis site are unknown and may be material. Laclede Gas has notified its insurers that it intends to seek reimbursement of its costs at both of these sites. The majority of the insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to the Shrewsbury site, denials of coverage will not have any significant impact on the financial position and results of operations of Laclede Gas. With regard to the City of St. Louis site, since the scope of costs relative to this site are unknown and may be material, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas.
      Previously, the MoPSC approved the use of a cost deferral mechanism for these costs. Deferral of such costs terminated July 31, 1999. The Commission authorized previously deferred costs to be included in rates without return on investment and amortized over a fifteen-year period, effective with the implementation of new rates on December 27, 1999. Any subsequent costs are being charged to expense, the effects of which are offset, more or less, by a predetermined level of costs included in the new rates.
      On October 30, 1998, the MoPSC issued an order opening a docket addressing the adequacy of Laclede Gas' copper service line replacement program. On February 18, 2000, the staff of the MoPSC, the Office of the Public Counsel in the State of Missouri and Laclede Gas filed a joint settlement setting forth a replacement schedule recommendation. Such settlement was approved by the MoPSC on May 18, 2000. Laclede Gas currently has completed one phase and continues to proceed in compliance with the approved program. Costs associated with the program are either being deferred through a deferral mechanism approved by the MoPSC or capitalized through the normal course of business. One lawsuit involving a claim for wrongful death and punitive damages has been settled, the financial effect of which was not significant and was fully provided for in fiscal 2000.
      In late August 2001, Laclede Gas was named a defendant in a lawsuit in the Circuit Court of the City of St. Louis, Missouri, Ronald J. Johnson vs. Laclede Gas Company, alleging that a class of persons residing in homes provided natural gas by Laclede Gas through direct buried copper service lines have, among other things, suffered diminution in property values and annoyance and discomfort due to residing in homes served by such allegedly corroded lines. The suit seeks actual and punitive damages and an injunction requiring the repair and/or replacement of all such lines, which are alleged to number approximately 78,000. By letter dated September 21, 2001, its liability insurer advised Laclede Gas that the claims in the lawsuit, as presently pled, fail to qualify for any coverage under its excess general liability policy. Laclede Gas disagrees and continues to assert its right to coverage under the policy. The gas distribution business of Laclede Gas is regulated by the MoPSC, including as to safe and adequate service and rate matters. Under a current program, the Commission has provided for the monitoring and replacement of such lines. The costs of replacement, including carrying costs, have been included in rates established by the Commission. The MoPSC has filed a Motion to Intervene and a Motion to Strike Plaintiff's Prayer for Injunctive Relief and to Stay Matters Within the Primary Jurisdiction of the MoPSC. The court subsequently granted the MoPSC's request for intervention. Laclede Gas filed a Motion to Dismiss which urged, among other things, the exclusive jurisdiction of the MoPSC as to gas safety matters generally and the direct buried copper service replacement program in particular. Laclede Gas presently expects that the Court will rule on its motion to dismiss the claims by December 31, 2001. If the suit is not dismissed, Laclede Gas currently expects that the Court would rule on class certification in mid-2002 and that a trial would be set for sometime after the beginning of 2003. At this time Laclede Gas does not believe that the ultimate outcome of the case will be materially adverse. However, litigation is inherently uncertain and to the extent that Laclede Gas incurs expense above amounts of available insurance, if any, and those which may be recovered in rates under the Commission's program, the litigation could have a material effect on the future financial position and results of operations of Laclede Gas.
      In January 2000, Laclede Energy Resources, Inc. (LER), finalized a multi-year arrangement with UtiliCorp United, Inc. (UtiliCorp) to provide a significant portion of the gas supply for a natural gas fired power plant in Pleasant Hill, Missouri. The four-year agreement went into effect June 1, 2001. LER will provide UtiliCorp with up to 5 billion cubic feet of natural gas annually--the equivalent of about 5% of the annual sendout of Laclede
Gas Company in a normal year--and will manage fluctuations in UtiliCorp's gas-purchase requirements on an as-needed basis to satisfy summer power needs.
      Laclede Gas is involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations reflected in the financial statements presented herein.


14.   Subsequent Event

      On May 18, 2001, Laclede Gas filed a request with the Missouri Public Service Commission for a general rate increase of $39.8 million annually to recover costs related to the operation of its distribution system. This filing culminated in a settlement among the parties to the case, which was approved by the Commission on November 29, 2001. The settlement provided Laclede Gas an annual increase of about $12 million effective December 1, 2001. Additionally, effective on December 1, 2001 Laclede Gas is permitted to charge customers $36 to cover the cost of initiating service at a particular address. This new charge is anticipated to generate additional revenue of about $3 million annually. The settlement also provided for the continued deferral of certain costs related to the Laclede Gas pipe replacement program as well as recovery of costs previously deferred under that program. The cost of removing retired utility plant is treated as an expense pursuant to this settlement, rather than being included in depreciation rates. However, Laclede Gas will continue to pursue a reversal of the Commission's treatment of depreciation rates in the courts. As part of the settlement, Laclede Gas agreed to implement the terms of a rulemaking promulgated by the Commission on November 8, 2001 which relaxed the requirements for this coming winter heating season for reinstatement of certain customers who had been disconnected for nonpayment. The settlement provides for a recovery mechanism under which Laclede Gas will be reimbursed for any incremental costs associated with the new rule. Finally, under the terms of the agreement, Laclede Gas continues to be permitted to retain all income resulting from sales made outside its traditional service area, and additionally is permitted to retain all income from releases of pipeline capacity.


15.   Interim Financial Information (Unaudited)

      In the opinion of Laclede Gas, the quarterly information presented in the Schedule of Interim Financial Information for fiscal years 2001 and 2000 includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis reflect the seasonal nature of the business of Laclede Gas.


Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

      There have been no disagreements on accounting and financial disclosure with Laclede's outside auditors that are required to be disclosed.


                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

      The information concerning directors required by this item is set forth on pages 3 through 5 in the Company's proxy statement dated December 26, 2001 and is incorporated herein by reference.
      The information concerning executive officers required by this item is reported in Part I of this Form 10-K.


Item 11.  Executive Compensation

      The information required by this item is set forth on pages 7 through 16 in the Company's proxy statement dated December 26, 2001 and is incorporated herein by reference but the information under the captions "Compensation Committee Report Regarding Executive Compensation", "Performance Graph", and "Audit Committee Report" on pages 12 through 15 of such proxy statement is expressly NOT incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information required by this item is set forth on page 6 in the Company's proxy statement dated December 26, 2001 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      There were no transactions required to be disclosed pursuant to this item.

                                  Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

(a) 1.  Consolidated Financial Statements:                   2001 10-K Page

        For Years Ended September 30, 2001, 2000 and 1999:
          Statements of Consolidated Income                        25
          Statements of Consolidated Retained Earnings             26
          Statements of Consolidated Comprehensive Income          26
          Statements of Consolidated Cash Flows                    30
          Schedule of Income Taxes                                 31
        As of September 30, 2001 & 2000:
          Consolidated Balance Sheets                           27-28
          Statements of Consolidated Capitalization                29
        For Years Ended 2001 & 2000:
          Schedule of Interim Financial Information                32
        Notes to Financial Statements                           33-49
        Independent Auditors' Report                               23
        Management Report                                          24

    2.  Supplemental Schedules

        II - Reserves                                              56

        Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

    3.  Exhibits

        Incorporated herein by reference to Index to Exhibits, page 57.

Management contracts and compensatory plans or arrangements listed in the Index to Exhibits required to be filed as exhibits to this form pursuant to
Item 14(c) of this report:

Exhibit No.   Description

10.01     -   Incentive Compensation Plan, as amended.
10.01a    -   Amendment adopted by the Board of Directors on
              July 26, 1990 to the Incentive Compensation Plan.
10.01b    -   Amendments adopted by the Board of Directors on
              August 23, 1990 to the Incentive Compensation Plan.
10.01c    -   Amendments to Laclede Gas Company Incentive
              Compensation Plan, effective January 26, 1995.
10.02     -   Senior Officers' Life Insurance Program of the
              Company, as amended.
10.02a    -   Certified copy of resolutions of Laclede's Board of
              Directors adopted on June 27, 1991 amending the Senior
              Officers' Life Insurance Program.
10.02b    -   Certified copy of resolutions of Laclede's Board of
              Directors adopted on January 28, 1993 amending the Senior
              Officers' Life Insurance Program.
10.03     -   Employees' Retirement Plan of Laclede Gas Company -
              Management Employees, effective as of July 1, 1990,
              as amended.
10.03a    -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted by the Board of
              Directors on September 27, 1990.
10.03b    -   Amendments dated December 12, 1990 to the Employees'
              Retirement Plan of Laclede Gas Company - Management Employees.

Exhibit No.   Description

10.03c    -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated January 10, 1994.
10.03d    -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated July 29, 1994.
10.03e    -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated February 21, 1995.
10.03f    -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated March 7, 1995.
10.03g    -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated September 11, 1995.
10.03h    -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated August 14, 1996.
10.03i    -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted December 19, 1996.
10.03j    -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted February 7, 1997.
10.03k    -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted October 1, 2000.
10.04     -   Laclede Gas Company Supplemental Retirement Benefit
              Plan, as amended and restated effective July 25,
              1991.
10.05     -   Laclede Gas Company Salary Deferral Savings Plan, as
              amended through February 27, 1992.
10.05a    -   Amendment to Laclede's Salary Deferral Savings Plan,
              effective January 31, 1992, adopted by the Board of Directors on August 27, 1992.
10.05b    -   Amendment to Laclede's Salary Deferral Savings Plan dated
              January 10, 1994.
10.05c    -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              July 29, 1994.
10.05d    -   Amendments to Laclede's Salary Deferral Savings Plan
              effective August 1, 1994 adopted by the Board of Directors on
              August 25, 1994.
10.05e    -   Amendments to Laclede's Salary Deferral Savings Plan dated
              September 27, 1994.
10.05f    -   Amendments to Laclede's Salary Deferral Savings Plan dated
              February 21, 1995.
10.05g    -   Amendments to Laclede's Salary Deferral Savings Plan dated
              March 7, 1995.
10.05h    -   Amendments to Laclede's Salary Deferral Savings Plan dated
              June 26, 1995.
10.05i    -   Amendments to Laclede's Salary Deferral Savings Plan dated
              August 3, 1995.
10.05j    -   Amendments to Laclede's Salary Deferral Savings Plan adopted
              April 21, 1997.
10.05k    -   Amendments to Laclede's Salary Deferral Savings Plan adopted
              October 5, 1998.
10.05l    -   Amendments to Laclede's Salary Deferral Savings Plan adopted with the following effective dates: October 1, 2000, November
              1, 2000, February 3, 1997, August 1, 2000.
10.05m    -   Amendments to Laclede's Salary Deferral Savings Plan dated
              September 18, 2001.

Exhibit No.   Description

10.06     -   Laclede Gas Company Deferred Compensation Plan for Non-
              Employee Directors dated March 26, 1981.
10.06a    -   First Amendment to Laclede's Deferred Compensation Plan for
              Non-Employee Directors, adopted by the Board of Directors on
              July 26, 1990.
10.06b    -   Amendment to Laclede's Deferred Compensation Plan for
              Non-Employee Directors, adopted by the Board of Directors on
              August 27, 1992.
10.08     -   The Retirement Plan for Non-Employee Directors of Laclede
              Gas Company dated January 24, 1985.
10.08a    -   First Amendment to Retirement Plan for Laclede's Non-
              Employee Directors, adopted by the Board of Directors on July
              26, 1990.
10.08b    -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on January 23,
              1992.
10.09     -   Salient Features of the Laclede Gas Company Deferred
              Income Plan for Directors and Selected Executives,
              including amendments adopted by the Board of Directors on
              July 26, 1990.
10.09a    -   Amendment to Laclede's Deferred Income Plan for Directors
              and Selected Executives, adopted by the Board of Directors on
              August 27, 1992.
10.10     -   Form of Indemnification Agreement between Laclede and
              its Directors and Officers.
10.11     -   Laclede Gas Company Management Continuity Protection Plan,
              as amended, effective at the close of business on January
              27, 1994, by the Board of Directors.
10.12     -   Laclede Gas Company Restricted Stock Plan for Non-Employee
              Directors, effective as of January 25, 1990.
10.12a    -   Extension and amendment of the Laclede Gas Company
              Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 17, 1994.
10.12b    -   Amendment to the Laclede Gas Company Restricted Stock Plan
              for Non-Employee Directors adopted August 14, 1998.
10.12c    -   Amendment to the Laclede Gas Company Restricted Stock Plan
              for Non-Employee Directors adopted December 16, 1999.
10.14     -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives
              adopted by the Board of Directors on September 23, 1993.
10.18     -   Severance Benefits Agreement dated as of July 31, 2000
              between Laclede Gas Company and D.H. Yaeger.

(b) Laclede filed five reports on Form 8-K during the last quarter of fiscal year 2001.

    On July 6, 2001, Laclede filed an 8-K reporting the sale of $50 million principal amount of its first mortgage bonds, 6.625% Series due June 15, 2016 to A. G. Edwards & Sons, Inc., the underwriter. The bonds were issued under its mortgage and deed of trust, dated as of June 15, 2001. The bonds were registered under a universal shelf registration statement on Form S-3 (File No. 333-40362), which was filed on June 29, 2000 and declared effective on July 24, 2000. Copies of the underwriting agreement and the Twenty-Sixth Supplemental Indenture were filed as exhibits to the Form 8-K.
     On July 6, 2001, Laclede filed a Form 8-K with a press release exhibit providing earnings guidance for the remainder of fiscal year 2001 and providing the date for the announcement of third quarter earnings.
     On July 27, 2001, Laclede filed a Form 8-K with a press release exhibit announcing Laclede's third quarter earnings.

     On August 17, 2001, Laclede filed a Form 8-K with a press release exhibit announcing the MoPSC's approval of Laclede's request to form a holding company structure.
     On September 21, 2001, Laclede filed a Form 8-K with a press release exhibit regarding the MoPSC's decision to eliminate the gas supply incentive plan.

(c) Incorporated herein by reference to Index to Exhibits, page 57.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE LACLEDE GROUP, INC.


December 17,2001                       By /s/ Gerald T. McNeive, Jr.
                                              Gerald T. McNeive, Jr.
                                              Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                Signature                      Title

 12/20/01     /s/ Douglas H. Yaeger           Chairman of the Board,
                  Douglas H. Yaeger           President and Chief
                                              Executive Officer
                                              (Principal Executive
                                              Officer),

 12/20/01     /s/ Gerald T. McNeive, Jr.      Senior Vice President
                  Gerald T. McNeive, Jr.      (Principal Financial and
                                              Accounting Officer)

 12/20/01     /s/ Andrew B. Craig, III        Director
                  Andrew B. Craig, III

 12/20/01     /s/ Henry Givens, Jr.           Director
                  Henry Givens, Jr.

 12/20/01     /s/ C. Ray Holman               Director
                  C. Ray Holman

 12/20/01     /s/ Robert C. Jaudes            Director
                  Robert C. Jaudes

 12/20/01     /s/ Mary Ann Van Lokeren        Director
                  Mary Ann Van Lokeren

 12/20/01     /s/ W. Stephen Maritz           Director
                  W. Stephen Maritz

 12/20/01     /s/ William E. Nasser           Director
                  William E. Nasser

 12/20/01     /s/ Robert P. Stupp             Director
                  Robert P. Stupp

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LACLEDE GAS COMPANY


December 17,2001                       By /s/ Gerald T. McNeive, Jr.
                                              Gerald T. McNeive, Jr.
                                              Senior Vice President -
                                              Finance and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                Signature                      Title

 12/20/01    /s/ Douglas H. Yaeger       Chairman of the Board,
                 Douglas H. Yaeger       President and Chief Executive
                                         Officer
                                         (Principal Executive Officer),

 12/20/01    /s/ Gerald T. McNeive, Jr.  Director, Senior Vice President
                 Gerald T. McNeive, Jr.  Finance & General Counsel
                                         (Principal Financial and
                                         Accounting Officer)

 12/20/01    /s/ John Moten, Jr.         Director, Senior Vice President
                 John Moten, Jr.         Operations & Marketing

 12/20/01    /s/ Kenneth J. Neises       Director, Senior Vice President
                 Kenneth J. Neises       Energy & Administrative
                                         Services

                                   SCHEDULE II
                    LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                                    RESERVES
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
------------------------------------------------------------------------
COLUMN A        COLUMN B         COLUMN C         COLUMN D     COLUMN E
                BALANCE AT   ADDITIONS CHARGED   DEDUCTIONS    BALANCE
                BEGINNING       TO     TO OTHER     FROM       AT CLOSE
DESCRIPTION     OF PERIOD    INCOME    ACCOUNTS   RESERVES     OF PERIOD

------------------------------------------------------------------------
                                    (Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2001:
DOUBTFUL ACCOUNTS   $ 6,058   $8,602     $4,641 (a) $10,085 (b)  $ 9,216
                    ====================================================
MISCELLANEOUS:
 Injuries and
   property damage  $ 3,314   $1,825     $    -     $ 1,716 (c)  $ 3,423
 Deferred
   compensation       9,614    1,415          -         937       10,092
                    ----------------------------------------------------
            TOTAL   $12,928   $3,240     $    -     $ 2,653      $13,515
                    ====================================================


YEAR ENDED
SEPTEMBER 30, 2000:
DOUBTFUL ACCOUNTS   $ 6,241   $4,493     $4,305 (a) $ 8,981 (b)  $ 6,058
                    ====================================================
MISCELLANEOUS:
 Injuries and
   property damage  $ 3,700   $1,825     $    -     $ 2,211 (c)  $ 3,314
 Deferred
   compensation       9,184    1,292          -         862        9,614
                    ----------------------------------------------------
            TOTAL   $12,884   $3,117     $    -     $ 3,073      $12,928
                    ====================================================


YEAR ENDED
SEPTEMBER 30, 1999:
DOUBTFUL ACCOUNTS   $ 5,650   $6,062     $4,184 (a) $ 9,655 (b)  $ 6,241
                    ====================================================
MISCELLANEOUS:
 Injuries and
   property damage  $ 3,366   $2,125     $    -     $ 1,791 (c)  $ 3,700
 Deferred
   compensation       8,924    1,242          -         982        9,184
                    ----------------------------------------------------
            TOTAL   $12,290   $3,367     $    -     $ 2,773      $12,884
                    ====================================================

(a)  Accounts reinstated, cash recoveries, etc.
(b)  Accounts written off.
(c)  Claims settled, less reimbursements from insurance companies.

                           INDEX TO EXHIBITS
                           -----------------
   Exhibit
     No.
   -------

2.01*     -   Agreement and Plan of Merger and Reorganization, filed
              as Appendix A to proxy statement/prospectus contained in
              the Company's registration statement on Form S-4,
              No. 333-48794.
3.01(i)*  -   Articles of Incorporation, as of February 11, 1994;
              filed as Exhibit 4(a) to Laclede's Form S-3
              Registration Statement No. 33-52357.
3.01(ii)* -   Bylaws of Laclede as amended and restated October 26,
              2000; filed as Ex. 3.01(ii) to Laclede's 10-Q for the
              quarter ended December 31, 2000.
3.02(i)*  -   The Company's Articles of Incorporation, filed as
              Appendix B to the proxy statement/prospectus contained
              in the Company's registration statement on Form S-4,
              No. 333-48794.
3.02(ii)* -   The Company's Bylaws, filed as Appendix C to the proxy
              statement/prospectus contained in the Company's
              registration statement on Form S-4, No. 333-48794.
4.01*     -   Mortgage and Deed of Trust, dated as of February 1,
              1945; filed as Exhibit 7-A to Registration Statement
              No. 2-5586.
4.02*     -   Fourteenth Supplemental Indenture, dated as of
              October 26, 1976; filed on June 26, 1979 as Exhibit b-4
              to Registration Statement No. 2-64857.
4.03*     -   Seventeenth Supplemental Indenture, dated as of May 15,
              1988; filed as Exhibit 28(a) to the Registration
              Statement No. 33-38413.
4.04*     -   Eighteenth Supplemental Indenture, dated as of
              November 15, 1989; filed as Exhibit 28(b) to the
              Registration Statement No. 33-38413.
4.05*     -   Nineteenth Supplemental Indenture, dated as of May 15,
              1991; filed on May 16, 1991 as Exhibit 4.01 to Laclede's
              Form 8-K.
4.06*     -   Twentieth Supplemental Indenture, dated as of
              November 1,1992; filed on November 4, 1992 as Exhibit 4.01 to Laclede's Form 8-K.
4.07*     -   Twenty-First Supplemental Indenture, dated as of May 1,
              1993; filed on May 13, 1993 as Exhibit 4.01 to Laclede's
              Form 8-K.
4.08*     -   Twenty-Second Supplemental Indenture dated as of
              November 15, 1995; filed on December 8, 1995 as Exhibit
              4.01 to Laclede's Form 8-K.
4.09*     -   Twenty-Third Supplemental Indenture dated as of
              October 15, 1997; filed on November 6, 1997 as Exhibit
              4.01 to Laclede's Form 8-K.
4.10*     -   Twenty-Fourth Supplemental Indenture dated as of June 1,
              1999, filed on June 4, 1999 as Exhibit 4.01 to Laclede's
              Form 8-K.
4.11*     -   Twenty-Fifth Supplemental Indenture dated as of September 15,
              2000, filed on September 27, 2000 as Exhibit 4.01 to Laclede's
              Form 8-K.
4.12*     -   Twenty-Sixth Supplemental Indenture dated as of June 15, 2001, filed on July 6, 2001 as Exhibit 4.01 to Laclede's Form 8-K.

* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------
4.13*     -   Laclede Gas Company Board of Directors' Resolution dated
              August 28, 1986 which generally provides that the Board
              may delegate its authority in the adoption of certain
              employee benefit plan amendments to certain designated
              Executive Officers; filed as Exhibit 4.12 to Laclede's
              1991 10-K.
4.13a*    -   Laclede Gas Company Board of Directors' Resolutions
              dated August 25, 1988, which generally provide for
              certain amendments to Laclede's Wage Deferral
              Savings Plan and Salary Deferral Savings Plan and that
              certain Officers are authorized to execute such
              amendments; filed as Exhibit 4.12g to Laclede's 1988 10-K.
4.14*     -   Laclede Gas Company Wage Deferral Savings Plan,
              incorporating amendments through December 12, 1990;
              filed as Exhibit 4.13 to Laclede's 1991 10-K.
4.14a*    -   Amendments to the Laclede's Wage Deferral and Salary
              Deferral Savings Plans, effective May 1, 1992, adopted
              by the Board of Directors on February 27, 1992; filed as
              Exhibit 4.13 to Laclede's 10-Q for the fiscal quarter
              ended March 31, 1992.
4.14b*    -   Amendment to Laclede's Wage Deferral Savings Plan,
              effective August 1, 1992, adopted by the Board of
              Directors on August 27, 1992; filed as Exhibit 4.13b to
              Laclede's 1992 10-K.
4.14c*    -   Amendments to Laclede's Wage Deferral Savings Plan dated
              July 29, 1994; filed as Exhibit 4.09c to Laclede's 1994 10-K.
4.14d*    -   Amendments to Laclede's Wage Deferral Savings Plan
              effective August 1, 1994 and adopted by the Board of Directors
              August 25, 1994; filed as Exhibit 4.09d to Laclede's 1994 10-K.
4.14e*    -   Amendments to Laclede's Wage Deferral Savings Plan dated
              February 21, 1995; filed as Exhibit 4.1 to Laclede's 10-Q for the fiscal quarter ended March 31, 1995.
4.14f*    -   Amendments to Laclede's Wage Deferral Savings Plan dated
              March 7, 1995; filed as Exhibit 4.2 to Laclede's 10-Q for the fiscal quarter ended March 31, 1995.
4.14g*    -   Amendments to Laclede's Wage Deferral Savings Plan dated
              June 26, 1995; filed as Exhibit 4.1 to Laclede's 10-Q for the fiscal quarter ended June 30, 1995.
4.14h*    -   Amendments to Laclede's Wage Deferral Savings Plan adopted
              April 21, 1997; filed as Exhibit 4.2 to Laclede's 10-Q for the fiscal quarter ended June 30, 1997.
4.14i*    -   Amendments to Laclede's Wage Deferral Savings Plan adopted
              October 5, 1998; filed as Exhibit 4 to Laclede's 10-Q for the fiscal quarter ended December 31, 1998.
4.14j*    -   Amendments to Laclede's Wage Deferral Savings Plan with the following effective dates: August 1, 2000, November 1, 2000,
              August 1, 1997; filed as Exhibit 4.12j to Laclede's 2000
              Form 10-K.
4.15*     -   Missouri Natural Gas Division of the Laclede Gas Company
              Dual Savings Plan incorporating amendments through December 12, 1990; filed as Exhibit 4.01 to Laclede's
              10-Q for the fiscal quarter ended December 31, 1990.

* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

4.15a*    -   Amendment to the Missouri Natural Gas Division of Laclede
              Gas Company Dual Savings Plan effective April 11, 1993,
              adopted by the Board of Directors on August 26, 1993; filed as
              Exhibit 4.10a to Laclede's 1993 10-K.
4.15b*    -   Amendments to the Missouri Natural Gas Division of Laclede
              Gas Company Dual Savings Plan dated July 29, 1994; filed as
              Exhibit 4.10b to Laclede's 1994 10-K.
4.15c*    -   Amendment dated October 27, 1994 to the Missouri Natural Gas
              Division of Laclede Gas Company Dual Savings Plan; filed as
              Exhibit 4.1 to Laclede's 10-Q for the fiscal quarter ended
              December 31, 1994.
4.15d*    -   Amendment dated November 21, 1994 to the Missouri Natural
              Gas Division of Laclede Gas Company Dual Savings Plan; filed as Exhibit 4.2 to Laclede's 10-Q for the fiscal quarter ended
              December 31, 1994.
4.15e*    -   Amendments to the Missouri Natural Gas Division of Laclede
              Gas Company Dual Savings Plan dated February 21, 1995; filed as Exhibit 4.3 to Laclede's 10-Q for the fiscal quarter ended
              March 31, 1995.
4.15f*    -   Amendments to the Missouri Natural Gas Division of Laclede
              Gas Company Dual Savings Plan dated March 7, 1995; filed as
              Exhibit 4.4 to Laclede's 10-Q for the fiscal quarter ended
              March 31, 1995.
4.15g*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan adopted by the
              Board of Directors on May 25, 1995; filed as Exhibit 4.2
              to Laclede's 10-Q for the fiscal quarter ended
              June 30, 1995.
4.15h*    -   Amendments to the Missouri Natural Gas Division of Laclede
              Gas Company Dual Savings Plan dated June 26, 1995; filed as
              Exhibit 4.3 to Laclede's 10-Q for the fiscal quarter ended
              June 30, 1995.
4.15i*    -   Amendments to the Missouri Natural Gas Division of Laclede
              Gas Company Dual Savings Plan dated August 3, 1995; filed as
              Exhibit 4.10i to Laclede's 1995 10-K.
4.15j*    -   Amendments to the Missouri Natural Gas Division of Laclede
              Gas Company Dual Savings Plan adopted April 21, 1997; filed as
              Exhibit 4.3 to Laclede's 10-Q for the fiscal quarter ended
              June 30, 1997.
4.15k*    -   Amendments to the Missouri Natural Gas Division of Laclede
              Gas Company Dual Savings Plan adopted November 1, 2000; filed as Exhibit 4.13k to Laclede's Form 2000 10-K.
4.15l     -   Amendments to the Missouri Natural Division of Laclede Gas
              Company Dual Savings Plan dated September 18, 2001.
4.16*     -   Rights Agreement dated as of April 3, 1996; filed on
              April 3, 1996 as Exhibit 1 to Laclede's Form 8-A.
4.17*     -   Rights Agreement dated as of October 1, 2001; filed as
              Exhibit 4 to the Company's Form 8-A on September 6, 2001.
10.01*    -   Laclede Incentive Compensation Plan, as
              amended; filed as Exhibit 10.03 to Laclede's 1989 10-K.


* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.01a*   -   Amendment adopted by the Board of Directors on July 26, 1990 to the Incentive Compensation Plan; filed as Exhibit 10.02a to
              Laclede's 1990 10-K.
10.01b*   -   Amendments adopted by the Board of Directors on August 23,
              1990 to the Incentive Compensation Plan; filed as
              Exhibit 10.02b to Laclede's 1990 10-K.
10.01c*   -   Amendments to Laclede's Incentive Compensation
              Plan, effective January 26, 1995; filed as Exhibit 10.3
              to Laclede's 10-Q for the fiscal quarter ended
              March 31, 1995.
10.02*    -   Senior Officers' Life Insurance Program of Laclede, as
              amended; filed as Exhibit 10.03 to Laclede's 1990 10-K.
10.02a*   -   Certified copy of resolutions of Laclede's Board of
              Directors adopted on June 27, 1991 amending the Senior
              Officers' Life Insurance Program; filed as Exhibit 10.01 to
              Laclede's 10-Q for the fiscal quarter ended June 30, 1991.
10.02b*   -   Certified copy of resolutions of Laclede's Board of
              Directors adopted on January 28, 1993 amending the Senior
              Officers' Life Insurance Program; filed as Exhibit 10.03 to
              Laclede's 10-Q for the fiscal quarter ended March 31, 1993.
10.03*    -   Employees' Retirement Plan of Laclede Gas Company -
              Management Employees, effective as of July 1, 1990, as
              amended; filed as Exhibit 10.01 to the Laclede's 10-Q
              for the fiscal quarter ended June 30, 1990.
10.03a*   -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted by the Board of
              Directors on September 27, 1990; filed as Exhibit 10.04a to
              Laclede's 1990 10-K.
10.03b*   -   Amendments dated December 12, 1990 to the Employees'
              Retirement Plan of Laclede Gas Company - Management Employees;
              filed as Exhibit 10.04b to Laclede's 1990 10-K.
10.03c*   -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated January 10, 1994; filed as Exhibit 10.01 to Laclede's 10-Q for the fiscal quarter
              ended December 31, 1993.
10.03d*   -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated July 29, 1994; filed as
              Exhibit 10.3d to Laclede's 1994 10-K.
10.03e*   -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated February 21, 1995; filed as Exhibit 10.4 to Laclede's 10-Q for the fiscal quarter ended
              March 31, 1995.
10.03f*   -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated March 7, 1995; filed as
              Exhibit 10.5 to Laclede's 10-Q for the fiscal quarter ended
              March 31, 1995.
10.03g*   -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated September 11, 1995; filed as Exhibit 10.03g to Laclede's 1995 10-K.
10.03h*   -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated August 14, 1996; filed as
              Exhibit 10.03h to Laclede's 1996 10-K.

* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.03i*   -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted by the Board of
              Directors on December 19, 1996; filed as Exhibit 10.01 to
              Laclede's 10-Q for the fiscal quarter ended December 31, 1996.
10.03j*   -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted February 7, 1997; filed as Exhibit 10.01 to Laclede's 10-Q for the fiscal quarter
              ended March 31, 1997.
10.03k*   -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted October 1, 2000; filed as Exhibit 10.03k to Laclede's 2000 10-K.
10.04*    -   Laclede Gas Company Supplemental Retirement Benefit
              Plan, as amended and restated effective July 25, 1991;
              filed as Exhibit 10.05 to Laclede's 1991 10-K.
10.04a*   -   Trust Agreement with Boatmen's Trust Company, dated
              September 4, 1990; filed as Exhibit 10.05c to Laclede's
              1990 10-K.
10.04b*   -   First Amendment to Laclede Gas Company Trust Agreement dated as of September 4, 1990, adopted by the Board of Directors on
              September 23, 1993; filed as Exhibit 10.05b to Laclede's
              1993 10-K.
10.04c*   -   Amendment (effective as of January 15, 1998) to Laclede Gas
              Company Trust Agreement (dated as of September 4, 1990)
              relating to the Laclede Gas Company Supplemental Retirement
              Plan; filed as Exhibit 10.01 to Laclede's 10-Q for the fiscal quarter ended June 30, 1998.
10.05*    -   Laclede Gas Company Salary Deferral Savings Plan, as
              amended through February 27, 1992; filed as Exhibit
              10.08 to Laclede's 10-Q for the fiscal quarter ended
              March 31, 1992.
10.05a*   -   Amendment to the Company's Salary Deferral Savings Plan,
              effective January 31, 1992, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.08a to Laclede's
              1992 10-K.
10.05b*   -   Amendment to Laclede's Salary Deferral Savings Plan dated
              January 10, 1994; filed as Exhibit 10.02 to Laclede's 10-Q for the fiscal quarter ended December 31, 1993.
10.05c*   -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              July 29, 1994; filed as Exhibit 10.05c to Laclede's 1994 10-K.
10.05d*   -   Amendments to Laclede's Salary Deferral Savings Plan
              effective August 1, 1994 adopted by the Board of Directors on August 25, 1994; filed as Exhibit 10.05d to Laclede's
              1994 10-K.
10.05e*   -   Amendments to Laclede's Salary Deferral Savings Plan dated
              September 27, 1994; filed as Exhibit 10.05e to Laclede's
              1994 10-K.
10.05f*   -   Amendments to Laclede's Salary Deferral Savings Plan dated
              February 21, 1995; filed as Exhibit 10.1 to Laclede's 10-Q for the fiscal quarter ended March 31, 1995.


* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.05g*   -   Amendments to Laclede's Salary Deferral Savings Plan dated
              March 7, 1995; filed as Exhibit 10.2 to Laclede's 10-Q for the fiscal quarter ended March 31, 1995.
10.05h*   -   Amendments to Laclede's Salary Deferral Savings Plan dated
              June 26, 1995; filed as Exhibit 10.1 to Laclede's 10-Q for the fiscal quarter ended June 30, 1995.
10.05i*   -   Amendments to Laclede's Salary Deferral Savings Plan dated
              August 3, 1995; filed as Exhibit 10.05 to Laclede's 1995 10-K.
10.05j*   -   Amendments to Laclede's Salary Deferral Savings Plan adopted
              April 21, 1997; filed as Exhibit 4.1 to Laclede's 10-Q for the fiscal quarter ended June 30, 1997.
10.05k*   -   Amendments to Laclede's Salary Deferral Savings Plan adopted
              October 5, 1998; filed as Exhibit 10 to Laclede's 10-Q for the fiscal quarter ended December 31, 1998.
10.05l*   -   Amendments to Laclede's Salary Deferral Savings Plan adopted with the following effective dates: October 1, 2000, November 1,
              2000, February 3, 1997, August 1, 2000; filed as Exhibit 10.05l to Laclede's 2000 10-K.
10.05m    -   Amendments to Laclede's Salary Deferral Savings Plan
              dated September 18, 2001.
10.06*    -   Laclede Gas Company Deferred Compensation Plan for
              Non-Employee Directors dated March 26, 1981; filed as
              Exhibit 10.12 to Laclede's 1989 10-K.
10.06a*   -   First Amendment to Laclede's Deferred Compensation Plan for
              Non-Employee Directors, adopted by the Board of Directors on
              July 26, 1990; filed as Exhibit 10.09a to Laclede's 1990 10-K.
10.06b*   -   Amendment to Laclede's Deferred Compensation Plan for
              Non-Employee Directors, adopted by the Board of Directors
              on August 27, 1992; filed as Exhibit 10.09b to Laclede's
              1992 10-K.
10.07*    -   Transportation Service Agreement dated October 13, 1993
              between Mississippi River Transmission Corporation and
              Laclede; filed as exhibit 10.07d to Laclede's 1997 10-K.
10.07a*   -   Storage Service Agreement dated October 13, 1993 between
              Mississippi River Transmission Corporation and Laclede; filed as exhibit 10.07e to Laclede's 1997 10-K.
10.08*    -   The Retirement Plan for Non-Employee Directors of
              Laclede Gas Company dated January 24, 1985; filed as
              Exhibit 10.01 to Laclede's 10-Q for the fiscal
              quarter ended March 31, 1990.
10.08a*   -   First Amendment to Retirement Plan for Laclede's
              Non-Employee Directors, adopted by the Board of Directors on
              July 26, 1990; filed as Exhibit 10.11a to Laclede's 1990 10-K.
10.08b*   -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on January 23, 1992; filed as Exhibit 10.11 to Laclede's 10-Q for the fiscal quarter ended March 31, 1992.



* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.09*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan for Directors and Selected Executives,
              including amendments adopted by the Board of Directors
              on July 26, 1990; filed as Exhibit 10.12 to the Laclede's
              1991 10-K.
10.09a*   -   Amendment to Laclede's Deferred Income Plan for Directors
              and Selected Executives, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.12a to Laclede's
              1992 10-K.
10.10*    -   Form of Indemnification Agreement between Laclede
              and its Directors and Officers; filed as Exhibit 10.13
              to Laclede's 1990 10-K.
10.11*    -   Laclede Gas Company Management Continuity Protection
              Plan, as amended, effective at the close of business on
              January 27, 1994, by the Board of Directors; filed as
              Exhibit 10.1 to Laclede's 10-Q for the fiscal quarter
              ended March 31, 1994.
10.12*    -   Laclede Gas Company Restricted Stock Plan for
              Non-Employee Directors, effective as of January 25,
              1990; filed as Exhibit 10.03 to Laclede's 10-Q for
              the fiscal quarter ended March 31, 1990.
10.12a*   -   Extension and amendment of Laclede's Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 17, 1994; filed as Exhibit 10.1 to Laclede's 10-Q for the quarter ended December 31, 1994.
10.12b*   -   Amendment to the Laclede Gas Company Restricted Stock Plan
              for Non-Employee Directors adopted August 14, 1998; filed as
              Exhibit 10.12b to Laclede's 1998 10-K.
10.12c*   -   Amendment to the Laclede Gas Company Restricted Stock Plan
              for Non-Employee Directors adopted December 16, 1999; filed as
              Exhibit 10.01 to Laclede's 10-Q for the quarter ended June 30,
              2000.
10.13*    -   Laclede Gas Company Trust Agreement with Boatmen's Trust
              Company, dated December 7, 1989; filed as Exhibit 10.16
              to Laclede's 1990 10-K.
10.13a*   -   First Amendment to Laclede's Trust Agreement, adopted by the
              Board of Directors on July 26, 1990; filed as Exhibit 10.16a to Laclede's 1990 10-K.
10.13b*   -   Second Amendment to Laclede's Trust Agreement dated as of
              December 7, 1989, adopted by the Board of Directors on
              September 23, 1993; filed as Exhibit 10.16b to Laclede's
              1993 10-K.
10.13c*   -   Third Amendment to Laclede Gas Company Trust Agreement dated as of December 7, 1989 adopted by the Board of Directors on
              August 28, 1997; filed as Exhibit 10.13c Laclede's 1997 10-K.
10.13d*   -   Amendment (effective as of January 15, 1998) to Laclede Gas
              Company Trust Agreement (dated as of December 7, 1989); filed as Exhibit 10.02 to Laclede's 10-Q for the fiscal quarter
              ended June 30, 1998.
10.14*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives adopted by the Board of Directors on September 23, 1993;
              filed as Exhibit 10.17 to Laclede's 1993 10-K.

* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------
10.15*    -   Lines of Credit Agreements dated January 16, 2001
              with UMB Bank, N.A.; filed as Exhibit 10.2 to
              Laclede's 10-Q for the quarter ended March 31, 2001.
10.16*    -   Revolving Credit Facility with Firstar Bank N.A., Bank
              One, N.A., The Fuji Bank, Ltd., Comerica Bank and Bank
              Hapoalim B.M.; filed as Exhibit 10.01 to Laclede's 10-Q
              for the quarter ended December 31, 2000.
10.16a    -   First Amendment to Loan Agreement dated October 1, 2001.
10.17     -   Line of Credit Agreement dated September 12, 2001 with
              U.S. Bank National Association.
10.18*    -   Severance Benefits Agreement dated as of July 31, 2000
              between Laclede Gas Company and D.H. Yaeger; filed as
              Exhibit 10.21 to Laclede's 2000 Form 10-K.
12        -   Ratio of Earnings to Fixed Charges.
21        -   Subsidiaries of the Registrant.
23        -   Consent of Independent Public Accountants.






* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.