Form 10-Q
period 2001-12-31
LACLEDE GROUP INC; LACLEDE GAS CO
filed 2002-01-25
CIK 1126956, 57183

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2001
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     -------------------------------------------------------------------------------------------------------
     Commission File    Exact Name of Registrant as            States of             I.R.S. Employer
     Number             Specified in its Charter and           Incorporation         Identification Number
                        Principal Office Address and
                        Telephone Number
     -------------------------------------------------------------------------------------------------------
     1-16681            The Laclede Group, Inc.                Missouri              74-2976504
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------------
     1-1822             Laclede Gas Company                    Missouri              43-0368139
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------------

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

              The Laclede Group, Inc.:            Yes  X            No
                                                       ----             ----

              Laclede Gas Company:                Yes  X            No
                                                       ----             ----

and (2) has been subject to such filing requirements for the past 90 days:

              The Laclede Group, Inc.:            Yes               No  X
                                                       ----             ----

              Laclede Gas Company:                Yes  X            No
                                                       ----             ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                                       Shares Outstanding At
Registrant                 Description of Common Stock                 January 25, 2002
----------                 ---------------------------                 ----------------
The Laclede Group, Inc.    Common Stock ($1.00 Par Value)              18,877,987

Laclede Gas Company        Common Stock ($1.00 Par Value)                     100

TABLE OF CONTENTS                                                      Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

         The Laclede Group, Inc.:
                  Statements of Consolidated Income                    4
                  Consolidated Balance Sheets                          5-6
                  Statements of Consolidated Cash Flows                7

         Laclede Gas Company:
                  Statements of Consolidated Income                    8
                  Consolidated Balance Sheets                          9-10
                  Statements of Consolidated Cash Flows                11

         Notes to Consolidated Financial Statements
         (The Laclede Group and Laclede Gas Company - Combined)        12

Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  17


PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                             21

Item 6   Exhibits and Other Reports on Form 8-K                        21

SIGNATURES                                                             22

Filing Format
-------------
This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

Effective October 1, 2001, Laclede Gas and its subsidiaries became subsidiaries of The Laclede Group. At that time stock certificates previously representing shares of Laclede Gas common stock were deemed to represent the same number of shares of The Laclede Group common stock. All of the former subsidiaries of Laclede Gas (Laclede Investment LLC, Laclede Energy Resources, Inc, Laclede Gas Family Services, Inc., Laclede Development Company, Laclede Venture Corp. and Laclede Pipeline Company) are now subsidiaries of Laclede Group.

                                    PART I.
                             FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes separate consolidated financial statements (i.e. balance sheets, statements of income and statements of cash flows) for Laclede Group and Laclede Gas. The Laclede Group financial statements (pages 4 through 7) present the consolidated financial position, results of operations and cash flows of Laclede Group after the October 1, 2001 restructuring, as well as the consolidated financial position, results of operations and cash flows of Laclede Gas prior to the restructuring (i.e., the highest level of consolidation). The consolidated financial position, results of operations and cash flows of Laclede Gas immediately before the restructuring is essentially identical to the consolidated financial position, results of operations and cash flows of Laclede Group immediately after the restructuring (i.e. legal entity results).

The consolidated financial statements for Laclede Gas (pages 8 through 11) present the consolidated financial position, results of operations and cash flows of Laclede Gas throughout the reported periods, as well as the consolidated financial position, results of operations and cash flows of Laclede Gas' former subsidiaries prior to the October 1, 2001 restructuring.

A single set of Notes to the Consolidated Financial Statements begins on page 12 that applies equally to Laclede Group and Laclede Gas, except where otherwise noted.

This report includes a single Management's Discussion and Analysis of Financial Condition and Results of Operations for Laclede Group as well as Laclede Gas, due to the similarity of the operating results of the two entities.

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 30, 2001.

Item 1. Financial Statements

                                      THE LACLEDE GROUP, INC.
                                 STATEMENTS OF CONSOLIDATED INCOME
                                            (UNAUDITED)

(In Thousands, Except Per Share Amounts)

                                                                               Three Months Ended
                                                                                  December 31,
                                                                                2001        2000
                                                                                ----        ----
Operating Revenues:
  Utility operating revenues                                                  $183,211    $322,556
  Non-utility operating revenues                                                11,433      22,469
                                                                          -------------------------
      Total Operating Revenues                                                 194,644     345,025
                                                                          -------------------------

Operating Expenses:
  Utility operating expenses
    Natural and propane gas                                                    115,594     232,090
    Other operation expenses                                                    26,276      27,025
    Maintenance                                                                  4,314       4,520
    Depreciation and amortization                                                6,582       6,484
    Taxes, other than income taxes                                              12,899      17,296
                                                                          -------------------------
      Total utility operating expenses                                         165,665     287,415
  Non-utility operating expenses                                                11,663      21,863
                                                                          -------------------------
      Total Operating Expenses                                                 177,328     309,278
                                                                          -------------------------
Operating Income                                                                17,316      35,747
Other Income and Income Deductions - Net                                           924         992
                                                                          -------------------------
Income Before Interest and Income Taxes                                         18,240      36,739
                                                                          -------------------------

Interest Charges:
  Interest on long-term debt                                                     5,205       4,377
  Other interest charges                                                         1,359       3,215
                                                                          -------------------------
      Total Interest Charges                                                     6,564       7,592
                                                                          -------------------------
Dividends on Preferred Stock - Laclede Gas                                          21          22
                                                                          -------------------------
Income Before Income Taxes                                                      11,655      29,125
Income Taxes (Note 4)                                                            3,936      10,630
                                                                          -------------------------
Net Income Applicable to Common Stock                                         $  7,719    $ 18,495
                                                                          =========================


Average Number of Common Shares Outstanding                                     18,878      18,878

Earnings Per Share of Common Stock                                                $.41        $.98

Dividends Declared Per Share of Common Stock                                     $.335       $.335



See notes to consolidated financial statements.

                                      THE LACLEDE GROUP, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                            Dec. 31       Sept. 30
                                                                              2001          2001
                                                                            -------       --------
                                                                            (Thousands of Dollars)
                                                                           (UNAUDITED)
                        ASSETS
Utility Plant                                                              $  959,576     $949,775
  Less:  Accumulated depreciation and amortization                            384,422      380,135
                                                                        ---------------------------
      Net Utility Plant                                                       575,154      569,640
                                                                        ---------------------------

Other Property and Investments                                                 33,985       32,893
                                                                        ---------------------------

Current Assets:
  Cash and cash equivalents                                                     6,390        3,223
  Accounts receivable - net                                                   126,038       78,491
  Materials, supplies, and merchandise at avg cost                              5,776        5,393
  Natural gas stored underground for current use at LIFO cost                  72,501       76,661
  Propane gas for current use at FIFO cost                                     14,187       14,213
  Prepayments                                                                   5,448        3,999
  Deferred income taxes                                                        11,748        8,556
                                                                        ---------------------------
      Total Current Assets                                                    242,088      190,536
                                                                        ---------------------------

Deferred Charges:
  Prepaid pension cost                                                        112,861      110,475
  Regulatory assets                                                            69,656       68,599
  Other                                                                         4,584        3,767
                                                                        ---------------------------
      Total deferred charges                                                  187,101      182,841
                                                                        ---------------------------
Total Assets                                                               $1,038,328     $975,910
                                                                        ===========================

      See notes to consolidated financial statements.





                                        THE LACLEDE GROUP, INC.
                                CONSOLIDATED BALANCE SHEETS (Continued)

                                                                            Dec. 31          Sept. 30
                                                                              2001             2001
                                                                            -------          --------
                                                                             (Thousands of Dollars)
                                                                           (UNAUDITED)
                 CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (Dec. 31, 2001, 18,877,987 and
    Sept. 30, 2001, 20,743,625 shares issued)                              $   18,878        $ 20,744
  Paid-in capital                                                              63,701          85,846
  Retained earnings                                                           206,907         205,512
  Treasury stock, at cost (1,865,638 shares held Sept. 30, 2001)                    -         (24,017)
                                                                         -----------------------------
      Total common stock equity                                               289,486         288,085
  Redeemable preferred stock - Laclede Gas                                      1,266           1,588
  Long-term debt (less sinking fund requirements) - Laclede Gas               284,480         284,459
                                                                         -----------------------------
      Total Capitalization                                                    575,232         574,132
                                                                         -----------------------------

Current Liabilities:
  Notes payable                                                               133,820         117,050
  Accounts payable                                                             41,568          32,087
  Advance customer billings                                                    16,476          11,679
  Current portion of preferred stock                                                -              79
  Taxes accrued                                                                31,653          14,912
  Unamortized purchased gas adjustment                                          8,350           9,026
  Other                                                                        29,662          32,863
                                                                         -----------------------------
      Total Current Liabilities                                               261,529         217,696
                                                                         -----------------------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                       126,419         142,515
  Unamortized investment tax credits                                            5,869           5,948
  Pension and postretirement benefit costs                                     18,411          15,847
  Regulatory liabilities                                                       31,219             304
  Other                                                                        19,649          19,468
                                                                         -----------------------------
      Total Deferred Credits and Other Liabilities                            201,567         184,082
                                                                         -----------------------------
Total Capitalization and Liabilities                                       $1,038,328        $975,910
                                                                         =============================



      See notes to consolidated financial statements.

                                        THE LACLEDE GROUP, INC.
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                                              (UNAUDITED)

                                                                                  Three Months Ended
                                                                                     December 31,
                                                                                 2001           2000
                                                                                 ----           ----
                                                                                (Thousands of Dollars)
Operating Activities:
  Net Income                                                                   $  7,719      $  18,495
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                 6,642          6,544
    Deferred income taxes and investment tax credits                            (22,927)       (12,549)
    Dividends on preferred stock - Laclede Gas                                       21             22
    Other - net                                                                     252            (16)
    Changes in assets and liabilities:
      Accounts receivable - net                                                 (47,547)      (182,638)
      Unamortized purchased gas adjustments                                        (676)         3,589
      Deferred purchased gas costs                                               32,992         30,512
      Advanced customer billings - net                                            4,797        (21,498)
      Accounts payable                                                            9,481         55,617
      Taxes accrued                                                              16,741         20,686
      Natural gas stored underground                                              4,160         32,850
      Other assets and liabilities                                               (5,091)          (603)
                                                                          -----------------------------
          Net cash provided by (used in) operating activities                  $  6,564      $ (48,989)
                                                                          -----------------------------

Investing Activities:
  Construction expenditures                                                     (11,327)       (11,584)
  Investments - non-utility                                                        (840)           (43)
  Employee benefit trusts                                                          (361)        (1,398)
  Other                                                                            (899)          (527)
                                                                          -----------------------------
          Net cash used in investing activities                                $(13,427)     $ (13,552)
                                                                          -----------------------------

Financing Activities:
  Issuance of short-term debt - net                                              16,770         71,800
  Dividends paid                                                                 (6,345)        (6,346)
  Preferred stock reacquired and other                                             (395)           (27)
                                                                          -----------------------------
          Net cash provided by financing activities                            $ 10,030      $  65,427
                                                                          -----------------------------

Net Increase in Cash and Cash Equivalents                                      $  3,167      $   2,886
Cash and Cash Equivalents at Beg of Period                                        3,223          4,215
                                                                          -----------------------------
Cash and Cash Equivalents at End of Period                                     $  6,390      $   7,101
                                                                          =============================

Supplemental Disclosure of Cash Paid/(Refunded)
 During the Period for:
    Interest                                                                   $  8,740      $  11,227
    Income taxes                                                                  2,404            (14)

See notes to consolidated financial statements.

                                        LACLEDE GAS COMPANY
                                 STATEMENTS OF CONSOLIDATED INCOME
                                            (UNAUDITED)

(In Thousands, Except Per Share Amounts)
                                                                               Three Months Ended
                                                                                  December 31,
                                                                                2001        2000
                                                                                ----        ----
Operating Revenues:
  Utility operating revenues                                                  $183,211    $322,556
  Other operating revenues                                                         607      22,469
                                                                          -------------------------
      Total Operating Revenues                                                 183,818     345,025
                                                                          -------------------------

Operating Expenses:
  Utility operating expenses
    Natural and propane gas                                                    115,594     232,090
    Other operation expenses                                                    26,276      27,025
    Maintenance                                                                  4,314       4,520
    Depreciation and amortization                                                6,582       6,484
    Taxes, other than income taxes                                              12,899      17,296
                                                                          -------------------------
      Total utility operating expenses                                         165,665     287,415
  Other operating expenses                                                         574      21,863
                                                                          -------------------------
      Total Operating Expenses                                                 166,239     309,278
                                                                          -------------------------
Operating Income                                                                17,579      35,747
Other Income and Income Deductions - Net                                           924         992
                                                                          -------------------------
Income Before Interest and Income Taxes                                         18,503      36,739
                                                                          -------------------------

Interest Charges:
  Interest on long-term debt                                                     5,205       4,377
  Other interest charges                                                         1,407       3,215
                                                                          -------------------------
      Total Interest Charges                                                     6,612       7,592
                                                                          -------------------------
Income Before Income Taxes                                                      11,891      29,147
Income Taxes (Note 4)                                                            4,011      10,630
                                                                          -------------------------
Net Income                                                                       7,880      18,517
Dividends on Preferred Stock                                                        21          22
                                                                          -------------------------
Earnings Applicable to Common Stock                                           $  7,859    $ 18,495
                                                                          =========================


See notes to consolidated financial statements.

                                        LACLEDE GAS COMPANY
                                    CONSOLIDATED BALANCE SHEETS

                                                                            Dec. 31       Sept. 30
                                                                              2001          2001
                                                                              ----          ----
                                                                            (Thousands of Dollars)
                                                                           (UNAUDITED)
                        ASSETS
Utility Plant                                                              $  959,576     $949,775
  Less:  Accumulated depreciation and amortization                            384,422      380,135
                                                                        ---------------------------
      Net Utility Plant                                                       575,154      569,640
                                                                        ---------------------------

Other Property and Investments                                                 25,992       32,893
                                                                        ---------------------------

Current Assets:
  Cash and cash equivalents                                                     3,366        3,223
  Accounts receivable - net                                                   121,970       78,491
  Materials, supplies, and merchandise at avg cost                              5,739        5,393
  Natural gas stored underground for current use at LIFO cost                  72,459       76,661
  Propane gas for current use at FIFO cost                                     14,187       14,213
  Prepayments and other                                                         5,403        3,999
  Deferred income taxes                                                        11,748        8,556
                                                                        ---------------------------
      Total Current Assets                                                    234,872      190,536
                                                                        ---------------------------

Deferred Charges:
  Prepaid pension cost                                                        112,861      110,475
  Regulatory assets                                                            69,656       68,599
  Other                                                                         4,565        3,767
                                                                        ---------------------------
      Total deferred charges                                                  187,082      182,841
                                                                        ---------------------------
Total Assets                                                               $1,023,100     $975,910
                                                                        ===========================


      See notes to consolidated financial statements.





                                          LACLEDE GAS COMPANY
                                CONSOLIDATED BALANCE SHEETS (Continued)

                                                                            Dec. 31          Sept. 30
                                                                              2001             2001
                                                                              ----             ----
                                                                              (Thousands of Dollars)
                                                                           (UNAUDITED)
                 CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and Paid-in capital  (Dec. 31, 2001, 100 and
    Sept. 30, 2001, 20,743,625 shares issued)                              $   82,579        $106,590
  Retained earnings                                                           187,305         205,512
  Treasury stock, at cost (1,865,638 shares held Sept. 30, 2001)                    -         (24,017)
                                                                         -----------------------------
      Total common stock equity                                               269,884         288,085
  Redeemable preferred stock - Laclede Gas                                      1,266           1,588
  Long-term debt (less sinking fund requirements) - Laclede Gas               284,480         284,459
                                                                         -----------------------------
      Total Capitalization                                                    555,630         574,132
                                                                         -----------------------------

Current Liabilities:
  Notes payable                                                               133,820         117,050
  Accounts payable                                                             39,419          32,087
  Advance customer billings                                                    16,476          11,679
  Current portion of preferred stock                                                -              79
  Taxes accrued                                                                31,733          14,912
  Unamortized purchased gas adjustment                                          8,350           9,026
  Other                                                                        37,349          32,863
                                                                         -----------------------------
      Total Current Liabilities                                               267,147         217,696
                                                                         -----------------------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                       125,248         142,515
  Unamortized investment tax credits                                            5,869           5,948
  Pension and postretirement benefit costs                                     18,411          15,847
  Regulatory liabilities                                                       31,219             304
  Other                                                                        19,576          19,468
                                                                         -----------------------------
      Total Deferred Credits and Other Liabilities                            200,323         184,082
                                                                         -----------------------------
Total Capitalization and Liabilities                                       $1,023,100        $975,910
                                                                         =============================


      See notes to consolidated financial statements.

                                          LACLEDE GAS COMPANY
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                                              (UNAUDITED)

                                                                                 Three Months Ended
                                                                                    December 31,
                                                                                 2001           2000
                                                                                 ----           ----
                                                                               (Thousands of Dollars)
Operating Activities:
 Net Income                                                                    $  7,880       $ 18,517
 Adjustments to reconcile net income
  To net cash provided by (used in) operating activities:
    Depreciation and amortization                                                 6,582          6,544
    Deferred income taxes and investment tax credits                            (22,927)       (12,549)
    Other - net                                                                     252            (16)
    Changes in assets and liabilities:
      Accounts receivable - net                                                 (45,239)      (182,638)
      Unamortized purchased gas adjustments                                        (676)         3,589
      Deferred purchased gas costs                                               32,992         30,512
      Advanced customer billings - net                                            4,797        (21,498)
      Accounts payable                                                            6,626         55,617
      Taxes accrued                                                              16,172         20,686
      Natural gas stored underground                                              4,171         32,850
      Other assets and liabilities                                               (7,590)          (603)
                                                                          -----------------------------
          Net cash provided by (used in) operating activities                  $  3,040       $(48,989)
                                                                          -----------------------------

Investing Activities:
  Construction expenditures                                                     (11,321)       (11,584)
  Investments - non-utility                                                         (67)           (43)
  Employee benefit trusts                                                          (361)        (1,398)
  Other                                                                          (1,178)          (527)
                                                                          -----------------------------
          Net cash used in investing activities                                $(12,927)      $(13,552)
                                                                          -----------------------------

Financing Activities:
  Issuance of short-term debt - net                                              16,770         71,800
  Dividends paid                                                                 (6,345)        (6,346)
  Preferred stock reacquired and other                                             (395)           (27)
                                                                          -----------------------------
          Net cash provided by financing activities                            $ 10,030       $ 65,427
                                                                          -----------------------------

Net Increase in Cash and Cash Equivalents                                      $    143       $  2,886
Cash and Cash Equivalents at Beg of Period                                        3,223          4,215
                                                                          -----------------------------
Cash and Cash Equivalents at End of Period                                     $  3,366       $  7,101
                                                                          =============================

Supplemental Disclosure of Cash Paid/(Refunded)
 During the Period for:
    Interest                                                                   $  8,740       $ 11,227
    Income taxes                                                                  2,404            (14)

See notes to consolidated financial statements.

                THE LACLEDE GROUP, INC. AND LACLEDE GAS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.) Effective October 1, 2001, Laclede Gas Company (Laclede Gas or the Utility) and its subsidiaries became subsidiaries of The Laclede Group, Inc. (Laclede Group or the Company), an exempt holding company under the Public Utility Holding Company Act of 1935. See the Company's Annual Report on Form 10-K for the year ended September 30, 2001 for additional details on this restructuring.

         This Quarterly Report on Form 10-Q is a combined report of Laclede Group and Laclede Gas. Consolidated Financial Statements included in this report are presented as follows:

                  Laclede Group - Presents the consolidated financial position, results of operations and cash flows of Laclede Group after the October 1, 2001 restructuring, as well as the consolidated financial position, results of operations and cash flows of Laclede Gas prior to restructuring. The consolidated financial position, results of operations and cash flows of Laclede Gas Company immediately before the restructuring are essentially identical to the consolidated financial position, results of operations and cash flows of Laclede Group immediately after the restructuring.

                  Laclede Gas - Presents the consolidated financial position, results of operations and cash flows of Laclede Gas throughout the reported periods, as well as the consolidated financial position, results of operations and cash flows of Laclede Gas' former subsidiaries prior to the October 1, 2001 restructuring. In conjunction with the October 1, 2001 restructuring, Laclede Gas dividended its equity in its subsidiaries of $19.7 million to Laclede Group. Also as of that same date, Laclede Gas cancelled its treasury stock of $24.0 million.

         These notes are an integral part of the accompanying consolidated financial statements of Laclede Group and its subsidiaries, including Laclede Gas. Except where otherwise noted, these Notes to Consolidated Financial Statements apply equally to Laclede Group and Laclede Gas. In the opinion of Laclede Group and Laclede Gas, this interim report includes all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. Certain prior-period amounts have been reclassified to conform to current-period presentation. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in the Company's Fiscal 2001 Form 10-K.


2.) The consolidated financial position, results of operations and cash flows of Laclede Group are comprised primarily from the consolidated financial position, results of operations and cash flows of Laclede Gas. Laclede Gas is a natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group and Laclede Gas are not necessarily indicative of annual results nor representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the first six months of the fiscal year, which generally corresponds with the heating season. Fiscal year earnings will likely be lower than earnings during the first six months of the fiscal year, reflecting typically lower summer gas sales volumes, partially offset by lower operating expenses.


3.) Settlement of Laclede Gas' 2001 rate case resulted in implementation of a general rate increase effective December 1, 2001, as approved by the Missouri Public Service Commission (MoPSC or the Commission). The settlement provided for an annual increase of about $12 million as well as an additional $3 million annually to cover the cost of initiating service to customers. The MoPSC also authorized the cost of removing retired utility plant to be recovered as an expense rather than being included in depreciation rates. Prior to December 1, 2001, the Utility's removal costs, less salvage, were charged to accumulated depreciation. Pursuant to the settlement, Laclede Gas instituted lower depreciation rates effective December 1, 2001 and began expensing all removal costs, net of salvage, as incurred. These costs are included in the Other Operation Expenses line on the income statement. The settlement also provided for the continued deferral of certain costs related to the Laclede Gas pipe replacement program as well as authorizing the recovery of costs previously deferred under that program. Previously deferred costs of $2,756,000 are being recovered and amortized on a straight-line basis over a ten-year period, without return on investment, effective with implementation of the new rates, in addition to certain amounts authorized previously.


4.) Prior to the restructuring on October 1, 2001, Laclede Gas' consolidated financial statements included subsidiary tax obligations. Subsequent to the restructuring on October 1, 2001, Laclede Group's consolidated financial statements include the tax obligations of Laclede Gas and its other subsidiaries. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                Laclede Group                                Laclede Gas
                             Three Months Ended                          Three Months Ended
                                December 31,                                 December 31,
                             2001          2000                          2001          2000
                             ----          ----                          ----          ----
                           (Thousands of Dollars)                      (Thousands of Dollars)
         Federal
           Current         $ 22,988      $ 19,836                      $ 23,061      $ 19,836
           Deferred         (19,658)      (10,778)                      (19,666)      (10,778)
         State and Local
           Current            3,875         3,343                         3,886         3,343
           Deferred          (3,269)       (1,771)                       (3,270)       (1,771)
                           ----------------------                      ----------------------
                Total      $  3,936      $ 10,630                      $  4,011      $ 10,630
                           ======================                      ======================


5.) Under the Gas Supply Incentive Plan (GSIP) of Laclede Gas, the Utility shared with its customers certain gains and losses related to the acquisition and management of its gas supply assets. The provisions of the GSIP extended through September 30, 2001. In September 2001, the MoPSC ruled that the GSIP should be allowed to expire. The Utility has requested clarification and rehearing, to which the MoPSC has not yet responded. However, pursuant to the rate case settlement, the MoPSC authorized Laclede Gas to retain all income from releases of pipeline capacity effective December 1, 2001. Income from releases of pipeline capacity was previously shared with customers under the terms of the GSIP. Laclede Gas will continue to retain all income resulting from sales outside of its traditional service area, as previously authorized by the Commission. Income related to releases of pipeline capacity and sales made outside its traditional service area are volatile in nature and subject to market conditions.

                                                              Three Months Ended
                                                                 December 31,
                                                           -------------------------
                                                            2001               2000
                                                            ----               ----
                                                             (Thousands of Dollars)
Pre-Tax Income - GSIP/Capacity Release                     $  167             $2,367
Pre-Tax Income - Off System Sales                           1,151                704
                                                           ------             ------
Total Pre-Tax Income                                       $1,318             $3,071
                                                           ======             ======


6.) Laclede Gas and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of Laclede Group. In addition, all such significant transactions between Laclede Gas and its affiliates that occurred prior to the October 1, 2001 restructuring have similarly been eliminated from the consolidated financial statements of Laclede Gas.

         In compliance with generally accepted accounting principles, transactions between Laclede Gas and its affiliates that occurred after the October 1, 2001 restructuring, as well as intercompany balances remaining on Laclede Gas' balance sheet on December 31, 2001, have not been eliminated from the Laclede Gas consolidated financial statements. These amounts are not disclosed on the face of the Laclede Gas consolidated financial statements, since they are not material.

         Laclede Gas provides administrative and general support to affiliates and has filed consolidated tax returns, which include affiliated company tax obligations. All such costs are billed to the appropriate affiliates and are reflected in accounts receivable on Laclede Gas' Consolidated Balance Sheet. Laclede Gas may also, on occasion, borrow funds from, or lend funds to, affiliated companies. At December 31, 2001, the Laclede Gas Consolidated Balance Sheet reflected a total of $2.3 million of intercompany receivables and $13.6 million intercompany payables.


7.) The regulated utility segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution of natural gas serving an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. Non-regulated operations include the transportation of liquid propane, gas marketing, the sale of insurance related products, real estate development, the compression of natural gas, and financial investments in other enterprises. All of these subsidiaries became subsidiaries of Laclede Group as a result of the restructuring on October 1, 2001.

                                  Regulated
                                     Gas         All Other
         (Thousands of Dollars)    Utility    (Non-Regulated)    Eliminations      Consolidated
         --------------------------------------------------------------------------------------
         Three Months Ended
         December 31, 2001
         Operating revenues      $  183,211       $11,433        $          -       $  194,644
         Net income (loss)            7,860          (141)                  -            7,719
         Total assets             1,021,627        32,637             (15,936)       1,038,328

         Three Months Ended
         December 31, 2000
         Operating revenues      $  322,556       $22,469        $          -       $  345,025
         Net income (loss)           18,085           410                   -           18,495
         Total assets             1,086,982        34,226             (19,616)       1,101,592


8.) As previously reported, Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected its financial position and results of operations. Laclede Gas is presently involved in the clean up or assessment of two former manufactured gas plant sites, the Shrewsbury site and the City of St. Louis site. As of December 31, 2001, Laclede Gas estimates overall costs of the actions will be approximately $2,126,000 for the Shrewsbury site and $590,000 for the City of St. Louis site. Through that same date, Laclede Gas has paid $1,444,000 and reserved $682,000 for these actions relative to the Shrewsbury site and has paid $505,000 and reserved $85,000 relative to the City of St. Louis site. Any unforeseen conditions or additional actions required by regulators may create additional costs. The Shrewsbury site actions are nearing completion and any additional costs are not expected to be significant. However, the scope of costs relative to the City of St. Louis site are unknown and may be material. Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is included in Laclede Gas' rates.

         Laclede Gas has been advised that another former manufactured gas plant site previously operated, but no longer owned by Laclede Gas, is believed to contain gas plant waste that may require remediation. Laclede Gas is working to determine the nature and extent of such waste, if any, and Laclede Gas' responsibility, if any, for any remediation costs. Laclede Gas is unable to estimate, at this time, whether any such costs, if incurred, may or may not be material. Laclede Gas is notifying its insurers of this development and that it intends to seek reimbursement of any costs which it may incur at this site. Also, such costs, if incurred, have typically been subject to recovery in rates.


9.) The legal proceedings item for the Form 10-K for the year ended September 30, 2001 included disclosure of a class action lawsuit filed in August 2001 against Laclede Gas. At that time, Laclede Gas expected a ruling on its Motion to Dismiss by December 31, 2001. However, to date the court has not yet issued a ruling.


10.) On December 12, 2001, Laclede Group reached an agreement with NiSource Inc. to acquire 100% of the stock of SM&P Utility Resources, Inc., one of the nation's largest underground locating and marking service businesses. The $43 million transaction is expected to close in January 2002 and to be accretive to earnings beginning in fiscal 2002.

         SM&P, a Carmel, Indiana-based company, performs over 10 million locates a year and currently generates approximately $130 million in revenues from the $1.3 billion facility-locating industry. Its 2,000 employees operate across 10 centrally located states - Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio, Oklahoma, Texas and Wisconsin.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as "anticipate," "believe," estimate," "expect," "intend," "plan," "seek," and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

         o    weather conditions and catastrophic events;
         o    economic, competitive, political and regulatory conditions,
         o legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
              o    allowed rates of return
              o    incentive regulation
              o    industry and rate structures
              o    purchased gas adjustment provisions
              o    franchise renewals
              o    environmental or safety matters
              o    taxes
              o    accounting standards;
         o    the results of litigation;
         o retention, ability to attract, ability to collect from and conservation efforts of customers,
         o capital and energy commodity market conditions including the ability to obtain funds for necessary capital expenditures and the terms and conditions imposed for obtaining sufficient gas supply, and
         o    employee workforce issues.

Readers are urged to consider the risks, uncertainties and other factors that could affect our business as described in this report. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. We do not, by including this statement, assume any obligation to review or revise any particular forward-looking statement in light of future events.

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the combined notes thereto.

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

Quarter Ended December 31, 2001

The Laclede Group's earnings for the quarter ended December 31, 2001 were almost solely derived from the regulated activities of its largest subsidiary, Laclede Gas Company, Missouri's largest natural gas distribution company. Those utility earnings are generated by the sale of heating energy, which is heavily influenced by the weather. Temperatures in Laclede Gas' service area during the first quarter of the current fiscal year were the third warmest on record, and were 38% warmer than the same quarter last year, which was the second coldest such quarter on record.

Laclede Group's earnings were $.41 per share for the quarter ended December 31, 2001 compared with $.98 per share for the quarter ended December 31, 2000. In addition to the impact of lower gas sales resulting from warmer weather, the earnings of Laclede Gas were also adversely affected by the Missouri Public Service Commission's (MoPSC's) decision allowing the Utility's highly successful Gas Supply Incentive Plan (GSIP) to expire on September 30, 2001, despite the significant benefits derived for customers and shareholders during the past five years the program was in effect. The reductions to earnings due to the significantly warmer weather and expiration of the GSIP were only slightly offset by the one-month benefit of the general rate increase put into effect by Laclede Gas on December 1, 2001, as authorized by the MoPSC. The rate increase provided for an annual increase of about $12 million as well as an additional $3 million annually to cover the cost of initiating service to customers.

Utility operating revenues for the quarter ended December 31, 2001 were $183.2 million, or $139.3 million less than the same period last year. The decrease was primarily attributable to lower gas sales levels resulting from warmer weather and reduced wholesale natural gas prices that are passed on to Utility customers under the Purchased Gas Adjustment Clause. System therms sold and transported decreased by 136.5 million therms, or 33.4%, below the quarter ended December 31, 2000.

Laclede Group's non-utility operating revenues for this quarter decreased $11.0 million, or 49.1%, from those revenues for the same quarter last year mainly due to lower gas marketing sales by Laclede Energy Resources, Inc. Laclede Gas' other operating revenues decreased $21.9 million reflecting inclusion of subsidiary revenues in the presentation of last year's amounts prior to the October 1, 2001 restructuring.

Utility operating expenses for the quarter ended December 31, 2001 decreased $121.8 million from the same quarter last year. Natural and propane gas expense decreased $116.5 million below last year's level primarily attributable to lower volumes purchased for sendout due to the warmer weather and decreased rates charged by suppliers. Other operation and maintenance expenses decreased $1.0 million, or 3.0%, primarily due to a lower provision for uncollectible accounts and reduced distribution and maintenance expenses, largely offset by lower net pension credits, higher wage rates, increased insurance premiums and costs to remove retired utility plant. Depreciation and amortization expense increased $.1 million primarily due to the net effect of additional depreciable property and lower depreciation rates instituted December 1, 2001 (reflecting elimination of a provision for removal costs), as authorized by the MoPSC. Taxes, other than income, decreased $4.4 million, or 25.4%, primarily due to lower gross receipts taxes (reflecting the decreased revenues).

Laclede Group's non-utility operating expenses decreased $10.2 million this quarter mainly due to lower gas expense associated with gas marketing sales by Laclede Energy Resources, Inc. Laclede Gas' other operating expenses decreased $21.3 million reflecting inclusion of subsidiary expenses in the presentation of last year's amounts prior to the October 1, 2001 restructuring.

The $1.0 million decrease in interest expense was primarily due to decreased short-term interest expense (reflecting lower rates and reduced average borrowings) partially offset by higher interest on long-term debt resulting from the issuance of $50 million of 6 5/8% first mortgage bonds in June 2001.

The decrease in income taxes is mainly due to lower pre-tax income.

Liquidity and Capital Resources
-------------------------------

The Company's short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the gap between when it purchases its natural gas and when its customers pay for that gas. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. Laclede Gas currently has a primary line of credit totaling $135 million extending through September 30, 2002. Laclede Gas also has various supplemental lines of credit that provide for aggregate credit lines of $170 million through January 31, 2002 and $155 million through September 30, 2002. During fiscal 2002 to date, the Utility sold commercial paper aggregating to a maximum of $136.1 million at any one time, but did not borrow from the banks under the aforementioned lines of credit. Short-term borrowings amounted to $133.8 million at December 31, 2001.

Construction expenditures, all of which were incurred by the Utility, were $11.3 million for the quarter ended December 31, 2001, compared with $11.6 million for the same period last year.

Consolidated capitalization at December 31, 2001 increased $1.1 million since September 30, 2001 and consisted of 50.3% Laclede Group common stock equity,
 .2% Laclede Gas preferred stock equity and 49.5% Laclede Gas long-term debt.

The seasonal nature of Laclede Gas' sales affects the comparison of certain balance sheet items at December 31, 2001 and at September 30, 2001 such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Liabilities, and Advance and Delayed Customer Billings.


Market Risk
-----------

The management of Laclede Gas has adopted a risk management policy that provides for the purchase of natural gas financial instruments for the purpose of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Laclede Gas believes that the costs of purchasing these instruments, and any financial gains and losses related thereto, are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC provides for the Utility to recover gas supply costs. Accordingly, there is no earnings impact as a result of the use of these financial instruments. At December 31, 2001, Laclede Gas held a combination of futures contracts and costless collars, extending through March 2002, under the policy. The volumes covered and the costs of such instruments held under the policy are not material as of that date.


Environmental Matters
---------------------

As previously reported, Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected its financial position and results of operations. Laclede Gas is presently involved in the clean up or assessment of two former manufactured gas plant sites, the Shrewsbury site and the City of St. Louis site. As of December 31, 2001, Laclede Gas estimates overall costs of the actions will be approximately $2,126,000 for the Shrewsbury site and $590,000 for the City of St. Louis site. Through that same date, Laclede Gas has paid $1,444,000 and reserved $682,000 for these actions relative to the Shrewsbury site and has paid $505,000 and reserved $85,000 relative to the City of St. Louis site. Any unforeseen conditions or additional actions required by regulators may create additional costs. The Shrewsbury site actions are nearing completion and any additional costs are not expected to be significant. However, the scope of costs relative to the City of St. Louis site are unknown and may be material. Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is included in Laclede Gas' rates.

Laclede Gas has been advised that another former manufactured gas plant site previously operated, but no longer owned by Laclede Gas, is believed to contain gas plant waste that may require remediation. Laclede Gas is working to determine the nature and extent of such waste, if any, and Laclede Gas' responsibility, if any, for any remediation costs. Laclede Gas is unable to estimate, at this time, whether any such costs, if incurred, may or may not be material. Laclede Gas is notifying its insurers of this development and that it intends to seek reimbursement of any costs which it may incur at this site. Also, such costs, if incurred, have typically been subject to recovery in rates.


Other Matters
-------------

On December 12, 2001, Laclede Group reached an agreement with NiSource Inc. to acquire 100% of the stock of SM&P Utility Resources, Inc., one of the nation's largest underground locating and marking service businesses. The $43 million transaction is expected to close in January 2002 and to be accretive to earnings beginning in fiscal 2002.

SM&P, a Carmel, Indiana-based company, performs over 10 million locates a year and currently generates approximately $130 million in revenues from the $1.3 billion facility-locating industry. Its 2,000 employees operate across 10 centrally located states - Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio, Oklahoma, Texas and Wisconsin.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         For a description of Laclede Gas' environmental matters see Note 8 to the unaudited Notes to Consolidated Financial Statements, page 15.

         The legal proceedings item for the Form 10-K for the year ended September 30, 2001 included disclosure of a class action lawsuit filed in August 2001 against Laclede Gas. At that time, Laclede Gas expected a ruling on its Motion to Dismiss by December 31, 2001. However, to date the court has not yet issued a ruling.



Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         None


(b)      Reports on Form 8-K

During the quarter, Laclede Group filed five reports on Form 8-K:

1. Form 8-K with report date of October 1, 2001, reporting under Item 5 the reorganization of Laclede Gas Company effective October 1, 2001 whereby Laclede Group became the holding company for Laclede Gas.
2. Form 8-K with report date of October 25, 2001 reporting under Item 5 the issuance of a press release, attached as exhibit 1 to the report, announcing the financial results for the fiscal year ended September 30, 2001.
3. Form 8-K with a report date of December 12, 2001 reporting under Item 5 the issuance of a press release, attached as exhibit 1 to the report, announcing the execution of an agreement with NiSource, Inc. to acquire 100% of the stock of SM&P Utility Resources, Inc.
4. Form 8-K with a report date of December 13, 2001 reporting under Item 9 the issuance of a press release, attached as exhibit 1 to the report, announcing a conference call on December 14, 2001 to discuss its agreement to purchase SM&P Utility Resources, Inc.
5. Form 8-K with a report date of December 14, 2001 reporting under Item 9 the issuance of a press release, attached as exhibit 1 to the report, noting that during the conference call on December 14, 2001 management would review the company's strategic direction and management's current earnings expectations for fiscal year 2002.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                The Laclede Group, Inc.
                                                Laclede Gas Company
                                                (Co-Registrants)



                                                By: /s/ Gerald T. McNeive Jr.
Dated: January 24, 2002                            --------------------------
       ----------------                         Gerald T. McNeive Jr.
                                                Senior Vice President
                                                (Authorized Signatory and
                                                Chief Financial Officer)