Form 10-Q
period 2002-03-31
LACLEDE GROUP INC; LACLEDE GAS CO
filed 2002-04-26
CIK 1126956, 57183

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2002
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     ---------------------------------------------------------------------------------------------------
     Commission         Exact Name of Registrant as            States of          I.R.S.
     File Number        Specified in its Charter and           Incorporation      Employer
                        Principal Office Address and                              Identification
                        Telephone Number                                          Number
     ---------------------------------------------------------------------------------------------------
     1-16681            The Laclede Group, Inc.                Missouri           74-2976504
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     ---------------------------------------------------------------------------------------------------
     1-1822             Laclede Gas Company                    Missouri           43-0368139
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     ---------------------------------------------------------------------------------------------------

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

           The Laclede Group, Inc.:                    Yes  X            No
                                                           ---              ---

           Laclede Gas Company:                        Yes  X            No
                                                           ---              ---

and (2) has been subject to such filing requirements for the past 90 days:

           The Laclede Group, Inc.:                    Yes  X            No
                                                           ---              ---

           Laclede Gas Company:                        Yes  X            No
                                                           ---              ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                                       Shares Outstanding At
Registrant                 Description of Common Stock                 April 24, 2002
----------                 ---------------------------                 --------------
The Laclede Group, Inc.    Common Stock ($1.00 Par Value)              18,877,987

Laclede Gas Company        Common Stock ($1.00 Par Value)                     100 (100% owned by
                                                                                   Laclede Group)

TABLE OF CONTENTS                                                      Page No.
                                                                       --------

PART I. FINANCIAL INFORMATION

Item 1   Financial Statements

         The Laclede Group, Inc.:
                  Statements of Consolidated Income                    4
                  Consolidated Balance Sheets                          5-6
                  Statements of Consolidated Cash Flows                7

         Laclede Gas Company:
                  Statements of Consolidated Income                    8
                  Consolidated Balance Sheets                          9-10
                  Statements of Consolidated Cash Flows                11

         Notes to Consolidated Financial Statements
         (The Laclede Group and Laclede Gas Company - Combined)        12

Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                            17


PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                             23

Item 4   Submission of Matter to a Vote of Security Holders            23

Item 6   Exhibits and Other Reports on Form 8-K                        23

SIGNATURES                                                             24

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

                                   PART I
                            FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes separate consolidated financial statements (i.e. balance sheets, statements of income and statements of cash flows) for Laclede Group and Laclede Gas. The Laclede Group financial statements (pages 4 through 7) present the consolidated financial position, results of operations and cash flows of Laclede Group after the October 1, 2001 restructuring, as well as the consolidated financial position, results of operations and cash flows of Laclede Gas prior to the restructuring (i.e., the highest level of consolidation). The consolidated financial position, results of operations and cash flows of Laclede Gas immediately before the restructuring are essentially identical to the consolidated financial position, results of operations and cash flows of Laclede Group immediately after the restructuring (i.e. legal entity results).

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

Item 1. Financial Statements

                                        THE LACLEDE GROUP, INC.
                                   STATEMENTS OF CONSOLIDATED INCOME
                                             (UNAUDITED)

(In Thousands, Except Per Share Amounts)
                                                      Three Months Ended          Six Months Ended
                                                           March 31,                  March 31,
                                                       2002         2001         2002           2001
                                                       ----         ----         ----           ----

Operating Revenues:
  Utility operating revenues                         $256,802     $417,392     $440,013       $739,948
  Non-utility operating revenues                       30,661       25,350       42,094         47,819
                                                    ---------------------------------------------------
      Total Operating Revenues                        287,463      442,742      482,107        787,767
                                                    ---------------------------------------------------

Operating Expenses:
  Utility operating expenses
    Natural and propane gas                           156,115      310,823      271,709        542,913
    Other operation expenses                           28,804       26,808       55,080         53,833
    Maintenance                                         4,318        5,026        8,632          9,546
    Depreciation and amortization                       6,053        6,559       12,635         13,043
    Taxes, other than income taxes                     18,437       27,981       31,336         45,277
                                                    ---------------------------------------------------
      Total utility operating expenses                213,727      377,197      379,392        664,612
  Non-utility operating expenses                       33,277       24,573       44,940         46,436
                                                    ---------------------------------------------------
      Total Operating Expenses                        247,004      401,770      424,332        711,048
                                                    ---------------------------------------------------
Operating Income                                       40,459       40,972       57,775         76,719
Other Income and Income Deductions - Net                 (175)         564          749          1,556
                                                    ---------------------------------------------------
Income Before Interest and Income Taxes                40,284       41,536       58,524         78,275
                                                    ---------------------------------------------------

Interest Charges:
  Interest on long-term debt                            5,205        4,377       10,410          8,754
  Other interest charges                                1,380        3,504        2,739          6,719
                                                    ---------------------------------------------------
      Total Interest Charges                            6,585        7,881       13,149         15,473
                                                    ---------------------------------------------------
Dividends on Preferred Stock - Laclede Gas                 15           22           36             44
                                                    ---------------------------------------------------
Income Before Income Taxes                             33,684       33,633       45,339         62,758
Income Taxes                                           12,946       12,948       16,882         23,578
                                                    ---------------------------------------------------
Net Income Applicable to Common Stock                $ 20,738     $ 20,685     $ 28,457       $ 39,180
                                                    ===================================================


Average Number of Common Shares Outstanding            18,878       18,878       18,878         18,878

Earnings Per Share of Common Stock                      $1.10        $1.10        $1.51          $2.08

Dividends Declared Per Share of Common Stock            $.335        $.335         $.67           $.67


See notes to consolidated financial statements.

                                      THE LACLEDE GROUP, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                                            Mar. 31       Sept. 30
                                                                             2002           2001
                                                                            -------       --------
                                                                            (Thousands of Dollars)
                                                                          (UNAUDITED)
                        ASSETS
Utility Plant                                                              $  968,963     $949,775
  Less: Accumulated depreciation and amortization                             389,061      380,135
                                                                          -------------------------
      Net Utility Plant                                                       579,902      569,640
                                                                          -------------------------

Other Property and Investments                                                 69,260       32,893
                                                                          -------------------------

Current Assets:
  Cash and cash equivalents
                                                                               15,588        3,223
  Accounts receivable                                                         134,944       87,707
    Less: Allowances for doubtful accounts                                     (6,089)      (9,216)
  Materials, supplies, and merchandise at avg. cost                             5,828        5,393
  Natural gas stored underground for current use at LIFO cost                  20,209       76,661
  Propane gas for current use at FIFO cost                                     14,724       14,213
  Prepayments                                                                   4,699        3,999
  Delayed customer billings                                                    12,802            -
  Deferred income taxes                                                         6,738        8,556
                                                                          -------------------------
      Total Current Assets                                                    209,443      190,536
                                                                          -------------------------

Deferred Charges:
  Prepaid pension cost                                                        115,247      110,475
  Regulatory assets                                                            70,660       68,599
  Other                                                                         4,645        3,767
                                                                          -------------------------
      Total deferred charges                                                  190,552      182,841
                                                                          -------------------------
Total Assets                                                               $1,049,157     $975,910
                                                                          =========================


See notes to consolidated financial statements.

                                        THE LACLEDE GROUP, INC.
                                CONSOLIDATED BALANCE SHEETS (Continued)

                                                                             Mar. 31         Sept. 30
                                                                              2002             2001
                                                                             -------         --------
                                                                              (Thousands of Dollars)
                                                                           (UNAUDITED)
                 CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (Mar. 31, 2002, 18,877,987 and
    Sept. 30, 2001, 20,743,625 shares issued)                              $   18,878        $ 20,744
  Paid-in capital                                                              63,701          85,846
  Retained earnings                                                           221,321         205,512
  Treasury stock, at cost (1,865,638 shares held Sept. 30, 2001)                    -         (24,017)
                                                                          ----------------------------
      Total common stock equity                                               303,900         288,085
  Redeemable preferred stock - Laclede Gas                                      1,266           1,588
  Long-term debt (less sinking fund requirements) - Laclede Gas               284,502         284,459
                                                                          ----------------------------
      Total Capitalization                                                    589,668         574,132
                                                                          ----------------------------

Current Liabilities:
  Notes payable                                                               118,400         117,050
  Accounts payable                                                             39,802          32,087
  Advance customer billings                                                         -          11,679
  Current portion of preferred stock                                                -              79
  Taxes accrued                                                                29,044          14,912
  Unamortized purchased gas adjustment                                          2,721           9,026
  Other                                                                        45,260          32,863
                                                                          ----------------------------
      Total Current Liabilities                                               235,227         217,696
                                                                          ----------------------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                       131,458         142,515
  Unamortized investment tax credits                                            5,789           5,948
  Pension and postretirement benefit costs                                     21,009          15,847
  Regulatory liabilities                                                       46,274             304
  Other                                                                        19,732          19,468
                                                                          ----------------------------
      Total Deferred Credits and Other Liabilities                            224,262         184,082
                                                                          ----------------------------
Total Capitalization and Liabilities                                       $1,049,157        $975,910
                                                                          ============================


See notes to consolidated financial statements.

                                       THE LACLEDE GROUP, INC.
                                STATEMENTS OF CONSOLIDATED CASH FLOWS
                                            (UNAUDITED)


                                                                                  Six Months Ended
                                                                                      March 31,
                                                                                 2002          2001
                                                                                 ----          ----
                                                                                (Thousands of Dollars)
Operating Activities:
  Net Income                                                                   $ 28,457      $  39,180
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                13,153         13,148
    Deferred income taxes and investment
      tax credits                                                               (14,341)        (5,825)
    Dividends on preferred stock - Laclede Gas                                       36             44
    Other - net                                                                     393            (50)
    Changes in assets and liabilities:
      Accounts receivable - net                                                 (35,681)      (127,271)
      Unamortized purchased gas adjustments                                      (6,305)        10,684
      Deferred purchased gas costs                                               48,197         17,115
      Delayed customer billings - net                                           (24,481)       (78,080)
      Accounts payable                                                            4,832         10,546
      Taxes accrued                                                              15,040         17,226
      Natural gas stored underground                                             56,452         75,757
      Other assets and liabilities                                                  318         (1,106)
                                                                              -------------------------
          Net cash provided by (used in) operating activities                  $ 86,070      $ (28,632)
                                                                              -------------------------


Investing Activities:
  Construction expenditures                                                     (22,727)       (21,214)
  Investments - non-utility                                                     (39,092)          (286)
  Employee benefit trusts                                                           125           (925)
  Other                                                                            (281)        (1,151)
                                                                              -------------------------
          Net cash used in investing activities                                $(61,975)     $ (23,576)
                                                                              -------------------------

Financing Activities:
  Issuance (Repayment) of short-term debt - net                                   1,350         68,700
  Dividends paid                                                                (12,685)       (12,692)
  Preferred stock reacquired and other                                             (395)           (27)
                                                                              -------------------------
          Net cash provided by (used in) financing activities                  $(11,730)     $  55,981
                                                                              -------------------------

Net Increase in Cash and Cash Equivalents                                      $ 12,365      $   3,773
Cash and Cash Equivalents at Beg. of Period                                       3,223          4,215
                                                                              -------------------------
Cash and Cash Equivalents at End of Period                                     $ 15,588      $   7,988
                                                                              =========================

Supplemental Disclosure of Cash Paid
 During the Period for:
    Interest                                                                   $ 10,863      $  14,984
    Income taxes                                                                 12,634         11,320


See notes to consolidated financial statements.

                                          LACLEDE GAS COMPANY
                                   STATEMENTS OF CONSOLIDATED INCOME
                                              (UNAUDITED)

(In Thousands, Except Per Share Amounts)
                                                       Three Months Ended         Six Months Ended
                                                            March 31,                 March 31,
                                                       2002         2001         2002           2001
                                                       ----         ----         ----           ----
Operating Revenues:
  Utility operating revenues                         $256,802     $417,392     $440,013       $739,948
  Other operating revenues                                596       25,350        1,203         47,819
                                                    ---------------------------------------------------
      Total Operating Revenues                        257,398      442,742      441,216        787,767
                                                    ---------------------------------------------------

Operating Expenses:
  Utility operating expenses
    Natural and propane gas                           156,115      310,823      271,709        542,913
    Other operation expenses                           28,804       26,808       55,080         53,833
    Maintenance                                         4,318        5,026        8,632          9,546
    Depreciation and amortization                       6,053        6,559       12,635         13,043
    Taxes, other than income taxes                     18,437       27,981       31,336         45,277
                                                    ---------------------------------------------------
      Total utility operating expenses                213,727      377,197      379,392        664,612
  Other operating expenses                                605       24,573        1,179         46,436
                                                    ---------------------------------------------------
      Total Operating Expenses                        214,332      401,770      380,571        711,048
                                                    ---------------------------------------------------
Operating Income                                       43,066       40,972       60,645         76,719
Other Income and Income Deductions - Net                 (208)         564          716          1,556
                                                    ---------------------------------------------------
Income Before Interest and Income Taxes                42,858       41,536       61,361         78,275
                                                    ---------------------------------------------------

Interest Charges:
  Interest on long-term debt                            5,205        4,377       10,410          8,754
  Other interest charges                                1,203        3,504        2,610          6,719
                                                    ---------------------------------------------------
      Total Interest Charges                            6,408        7,881       13,020         15,473
                                                    ---------------------------------------------------
Income Before Income Taxes                             36,450       33,655       48,341         62,802
Income Taxes                                           13,869       12,948       17,880         23,578
                                                    ---------------------------------------------------
Net Income                                             22,581       20,707       30,461         39,224
Dividends on Preferred Stock - Laclede Gas                 15           22           36             44
                                                    ---------------------------------------------------
Earnings Applicable to Common Stock                  $ 22,566     $ 20,685     $ 30,425       $ 39,180
                                                    ===================================================


See notes to consolidated financial statements.

                                       LACLEDE GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS

                                                                              Mar. 31     Sept. 30
                                                                               2002         2001
                                                                              -------     --------
                                                                             (Thousands of Dollars)
                                                                            (UNAUDITED)
                        ASSETS
Utility Plant                                                                $968,963     $949,775
  Less: Accumulated depreciation and amortization                             389,061      380,135
                                                                            -----------------------
      Net Utility Plant                                                       579,902      569,640
                                                                            -----------------------

Other Property and Investments                                                 25,672       32,893
                                                                            -----------------------

Current Assets:
  Cash and cash equivalents                                                     3,620        3,223
  Accounts receivable                                                         117,048       87,707
    Less: Allowances for doubtful accounts                                     (5,820)      (9,216)
  Materials, supplies, and merchandise at avg. cost                             5,791        5,393
  Natural gas stored underground for current use at LIFO cost                  20,194       76,661
  Propane gas for current use at FIFO cost                                     14,724       14,213
  Prepayments and other                                                         4,063        3,999
  Delayed customer billings                                                    12,802            -
  Deferred income taxes                                                         6,738        8,556
                                                                            -----------------------
      Total Current Assets                                                    179,160      190,536
                                                                            -----------------------

Deferred Charges:
  Prepaid pension cost                                                        115,247      110,475
  Regulatory assets                                                            70,660       68,599
  Other                                                                         4,601        3,767
                                                                            -----------------------
      Total deferred charges                                                  190,508      182,841
                                                                            -----------------------
Total Assets                                                                 $975,242     $975,910
                                                                            =======================


See notes to consolidated financial statements.

                                        LACLEDE GAS COMPANY
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                                              Mar. 31        Sept. 30
                                                                               2002            2001
                                                                              -------        --------
                                                                              (Thousands of Dollars)
                                                                            (UNAUDITED)
                 CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and Paid-in capital (Mar. 31, 2002, 100 and
    Sept. 30, 2001, 20,743,625 shares issued)                                $ 82,579        $106,590
  Retained earnings                                                           203,546         205,512
  Treasury stock, at cost (1,865,638 shares held Sept. 30, 2001)                    -         (24,017)
                                                                            --------------------------
      Total common stock equity                                               286,125         288,085
  Redeemable preferred stock - Laclede Gas                                      1,266           1,588
  Long-term debt (less sinking fund requirements) - Laclede Gas               284,502         284,459
                                                                            --------------------------
      Total Capitalization                                                    571,893         574,132
                                                                            --------------------------

Current Liabilities:
  Notes payable                                                                75,600         117,050
  Accounts payable                                                             32,435          32,087
  Advance customer billings                                                         -          11,679
  Current portion of preferred stock                                                -              79
  Taxes accrued                                                                31,323          14,912
  Unamortized purchased gas adjustment                                          2,721           9,026
  Other                                                                        38,686          32,863
                                                                            --------------------------
      Total Current Liabilities                                               180,765         217,696
                                                                            --------------------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                       130,278         142,515
  Unamortized investment tax credits                                            5,789           5,948
  Pension and postretirement benefit costs                                     21,009          15,847
  Regulatory liabilities                                                       46,274             304
  Other                                                                        19,234          19,468
                                                                            --------------------------
      Total Deferred Credits and Other Liabilities                            222,584         184,082
                                                                            --------------------------
Total Capitalization and Liabilities                                         $975,242        $975,910
                                                                            ==========================


See notes to consolidated financial statements.

                                          LACLEDE GAS COMPANY
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                                              (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      March 31,
                                                                                  2002          2001
                                                                                  ----          ----
                                                                                (Thousands of Dollars)
Operating Activities:
 Net Income                                                                    $ 30,461      $  39,224
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                12,635         13,148
    Deferred income taxes and investment
      tax credits                                                               (14,359)        (5,825)
    Other - net                                                                     393            (50)
    Changes in assets and liabilities:
      Accounts receivable - net                                                 (34,497)      (127,271)
      Unamortized purchased gas adjustments                                      (6,305)        10,684
      Deferred purchased gas costs                                               48,197         17,115
      Delayed customer billings - net                                           (24,481)       (78,080)
      Accounts payable                                                             (358)        10,546
      Taxes accrued                                                              15,761         17,226
      Natural gas stored underground                                             56,436         75,757
      Other assets and liabilities                                               (5,802)        (1,106)
                                                                              -------------------------
          Net cash provided by (used in) operating activities                  $ 78,081      $ (28,632)
                                                                              -------------------------

Investing Activities:
  Construction expenditures                                                     (22,273)       (21,214)
  Investments - non-utility                                                        (286)          (286)
  Employee benefit trusts                                                           125           (925)
  Other                                                                            (720)        (1,151)
                                                                              -------------------------
          Net cash used in investing activities                                $(23,154)     $ (23,576)
                                                                              -------------------------

Financing Activities:
  Issuance of short-term debt - net                                             (41,450)        68,700
  Dividends paid                                                                (12,685)       (12,692)
  Preferred stock reacquired and other                                             (395)           (27)
                                                                              -------------------------
          Net cash provided by (used in) financing activities                  $(54,530)     $  55,981
                                                                              -------------------------

Net Increase in Cash and Cash Equivalents                                      $    397      $   3,773
Cash and Cash Equivalents at Beg. of Period                                       3,223          4,215
                                                                              -------------------------
Cash and Cash Equivalents at End of Period                                     $  3,620      $   7,988
                                                                              =========================

Supplemental Disclosure of Cash Paid
 During the Period for:

    Interest                                                                   $ 10,863      $  14,984
    Income taxes                                                                 12,284         11,320

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

2.) On January 28, 2002, Laclede Group completed its acquisition from NiSource, Inc. of 100% of the stock of SM&P Utility Resources, Inc. (SM&P), one of the nation's largest underground locating and marking service businesses. SM&P, a Carmel, Indiana-based company, performs over 10 million locates a year and currently generates approximately $130 million in revenues annually from the $1.3 billion facility-locating industry. Its 2,000 employees operate across 10 centrally located states - Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio, Oklahoma, Texas and Wisconsin. Locators mark the placement of underground facilities for major providers of telephone, natural gas, electric, water, cable TV and fiber optic services so that construction work can be performed without damaging buried facilities. As a result of the acquisition, SM&P's earnings flow will not only diversify Laclede Group's earnings but also will be counter-seasonal to those of Laclede Gas. This acquisition was financed initially with conventional bank debt totaling $42.8 million. SM&P is a subsidiary of Laclede Group and will remain headquartered in Indiana.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price included in the consolidated statement of financial position is preliminary and may be revised up to one year from the date of acquisition due to refinements in the estimated fair value of the assets acquired and liabilities assumed. The goodwill recognized in this transaction is expected to be fully deductible for tax purposes.

                                                            At January 28, 2002
                                                            -------------------
                                                          (Thousands of Dollars)
         Current assets                                          $21,034
         Property, plant, and equipment                            7,157
         Goodwill                                                 27,997
                                                                 -------
                  Total assets acquired                          $56,188
                                                                 -------

         Current liabilities                                     $13,067
                                                                 -------
                  Total liabilities assumed                      $13,067
                                                                 -------

                  Net assets acquired                            $43,121
                                                                 =======

         The results of SM&P's operations since January 28, 2002 have been included in the consolidated financial statements. Goodwill has been included in Other Property and Investments on the consolidated balance sheets. SM&P's earnings are impacted by trends in the construction industry.

3.) In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which requires all business combinations in the scope of the Statement to be accounted for using the purchase method.
         The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company has adopted the provisions of SFAS No. 141 with the acquisition of SM&P. As required by SFAS
         No. 141, the goodwill for SM&P is being accounted for consistent with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

4.) The consolidated financial position, results of operations and cash flows of Laclede Group are comprised primarily from the consolidated financial position, results of operations and cash flows of Laclede Gas. Laclede Gas is a natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group and Laclede Gas are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the first six months of the fiscal year, which generally corresponds with the heating season. The Utility typically experiences losses over the last half of its fiscal year. This seasonal effect on Laclede Group is expected to be tempered somewhat by the addition of SM&P, whose operations tend to be counter-seasonal to those of Laclede Gas.

5.) Settlement of Laclede Gas' 2001 rate case resulted in implementation of a general rate increase effective December 1, 2001, as approved by the Missouri Public Service Commission (MoPSC or the Commission). The settlement provided for an annual increase of about $12 million as well as an additional $3 million annually to cover the cost of initiating service to customers. The MoPSC also authorized the cost of removing retired utility plant to be recovered as an expense when incurred rather than being included in depreciation rates.
         Prior to December 1, 2001, the Utility's removal costs, less salvage, were charged to accumulated depreciation. Pursuant to the settlement, Laclede Gas instituted lower depreciation rates effective
         December 1, 2001 and began expensing all removal costs, net of salvage, as incurred. These costs are included in the Other Operation Expenses line on the income statement. The settlement also provided for the continued deferral of certain costs related to the Laclede Gas pipe replacement program as well as authorizing the recovery of costs previously deferred under that program. Previously deferred costs of $2,756,000 are being recovered and amortized on a straight-line basis over a ten-year period, without return on investment, effective with implementation of the new rates, in addition to certain amounts authorized previously.

6.) Prior to the restructuring on October 1, 2001, Laclede Gas' consolidated financial statements included subsidiary tax obligations. Subsequent to the restructuring on October 1, 2001, Laclede Group's consolidated financial statements include the tax obligations of Laclede Gas and its other subsidiaries. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                       Laclede Group                                    Laclede Gas
                       -------------------------------------------       -------------------------------------------
                        Three Months Ended       Six Months Ended        Three Months Ended      Six Months Ended
                             March 31,               March 31,                March 31,              March 31,
                       -------------------       -----------------       ------------------      -------------------
                          2002        2001       2002         2001        2002        2001       2002         2001
                          ----        ----       ----         ----        ----        ----       ----         ----
                                   (Thousands of Dollars)                          (Thousands of Dollars)
Federal
  Current               $ 3,623     $ 5,398    $ 26,611     $25,234     $ 4,571     $ 5,398    $ 27,632     $25,234
  Deferred                7,311       5,710     (12,347)     (5,067)      7,303       5,710     (12,363)     (5,067)
State and Local
  Current                   736         826       4,611       4,169         721         826       4,607       4,169
  Deferred                1,276       1,014      (1,993)       (758)      1,274       1,014      (1,996)       (758)
                       ---------------------------------------------   ---------------------------------------------
      Total             $12,946     $12,948    $ 16,882     $23,578     $13,869     $12,948    $ 17,880     $23,578
                       =============================================   =============================================

7.) Under the Gas Supply Incentive Plan (GSIP) of Laclede Gas, the Utility shared with its customers certain gains and losses related to the acquisition and management of its gas supply assets. The provisions of the GSIP extended through September 30, 2001. In September 2001, the MoPSC ruled that the GSIP should be allowed to expire. The
         Utility requested clarification and rehearing. On February 19, 2002, the MoPSC denied the Utility's application for rehearing. Laclede
         Gas has filed a petition for judicial review of the MoPSC's decision with the Cole County Circuit Court, together with a motion requesting that the MoPSC's decision be stayed. That review is still pending. However, pursuant to the rate case settlement, the MoPSC authorized Laclede Gas to retain all income from releases of pipeline capacity effective December 1, 2001. Income from releases of pipeline capacity was previously shared with customers under the terms of the GSIP. Laclede Gas will continue to retain all income resulting from sales outside of its traditional service area, as previously authorized by the Commission. Income related to releases of pipeline capacity and sales made outside its traditional service area are volatile in nature and subject to market conditions.

                                                       Three Months Ended               Six Months Ended
                                                             March 31,                      March 31,
                                                     -----------------------         -----------------------
                                                       2002           2001             2002           2001
                                                       ----           ----             ----           ----

                                                                      (Thousands of Dollars)
Pre-Tax Income - GSIP/Capacity Release                $  411         $1,505           $  580         $3,812
Pre-Tax Income - Off System Sales                      1,954             65            3,103            775
                                                     -----------------------         -----------------------
Total Pre-Tax Income                                  $2,365         $1,570           $3,683         $4,587
                                                     =======================         =======================


8.) Laclede Gas and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of Laclede Group. In addition, all such significant transactions between Laclede Gas and its affiliates that occurred prior to the October 1, 2001 restructuring have similarly been eliminated from the consolidated financial statements of Laclede Gas.

         In compliance with generally accepted accounting principles, transactions between Laclede Gas and its affiliates that occurred after the October 1, 2001 restructuring, as well as intercompany balances remaining on Laclede Gas' balance sheet on March 31, 2002, have not been eliminated from the Laclede Gas consolidated financial statements. These amounts are not disclosed on the face of the Laclede Gas consolidated financial statements, since they are not material.

         Laclede Gas provides administrative and general support to affiliates and has filed consolidated tax returns, which include affiliated company tax obligations. All such costs are billed to the appropriate affiliates and are reflected in accounts receivable on Laclede Gas' Consolidated Balance Sheet. Laclede Gas may also, on occasion, borrow funds from, or lend funds to, affiliated companies. At March 31, 2002, the Laclede Gas

         Consolidated Balance Sheet reflected a total of $2.7 million of intercompany receivables and $5.8 million intercompany payables.


9.) The regulated utility segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution of natural gas serving an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. Non-regulated operations include the transportation of liquid propane, gas marketing, the sale of insurance related products, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through six wholly-owned subsidiaries. All of these subsidiaries became subsidiaries of Laclede Group as a result of the restructuring on October 1, 2001. On January 28, 2002, Laclede Group acquired 100% of the stock of SM&P, an underground locating and marking business operating in 10 Midwestern states. The results of SM&P's operations since January 28, 2002 are included in the consolidated financial statements.

                                Regulated
                                   Gas         Utility        All Other
(Thousands of Dollars)           Utility      Services*    (Non-Regulated)   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------

Three Months Ended
March 31, 2002
Operating revenues             $  256,802      $15,274         $15,387        $      -       $  287,463
Net income (loss)                  22,550       (2,033)            221               -           20,738
Total assets                      973,795       53,537          32,985         (11,160)       1,049,157

Six Months Ended
March 31, 2002
Operating revenues             $  440,013      $15,274         $26,820        $      -       $  482,107
Net income (loss)                  30,410       (2,033)             80               -           28,457
Total assets                      973,795       53,537          32,985         (11,160)       1,049,157

Three Months Ended
March 31, 2001
Operating revenues             $  417,392      $     -         $25,350        $      -       $  442,742
Net income (loss)                  20,339            -             346               -           20,685
Total assets                    1,051,606            -          31,822         (19,279)       1,064,149

Six Months Ended
March 31, 2001
Operating revenues             $  739,948      $     -         $47,819        $      -       $  787,767
Net income (loss)                  38,424            -             756               -           39,180
Total assets                    1,051,606            -          31,822         (19,279)       1,064,149

*Includes the results of SM&P's operations since January 28, 2002.

10.) As previously reported, Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected its financial position and results of operations. Laclede Gas is presently involved in the clean up or formal assessment of two former manufactured gas plant sites, the Shrewsbury site and the Carondelet City of St. Louis site.

         With regard to the Shrewsbury site, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2,284,000. As of March 31, 2002, Laclede Gas has paid $1,898,000 and reserved $386,000 for these actions. If regulators require additional actions, Laclede Gas will incur additional costs.

         The Carondelet City of St. Louis site was placed into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. The City of St. Louis is presently seeking developers and end-users for this site. If the City is unsuccessful, Laclede will submit a Remedial Action Plan
         (RAP) and work with the City to find a developer to implement the RAP and develop the site. Laclede Gas currently estimates that the cost of the site investigations, agency oversight and related legal and engineering consulting may be approximately $590,000. Currently, Laclede Gas has paid $509,000 and reserved an additional $81,000. Laclede has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed Laclede Gas to date for $159,000. Laclede Gas anticipates additional reimbursement from this party of approximately $69,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.

         Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is included in Laclede Gas' rates.

         Laclede Gas has been advised that a third former manufactured gas plant site previously operated, but no longer owned by Laclede Gas, is believed to contain gas plant waste that may require remediation. Laclede Gas is working to determine the nature and extent of such waste, if any, and Laclede Gas' responsibility, if any, for any remediation costs.

         While the scope of costs relative to the Shrewsbury site will not be significant, the scope of costs relative to the other sites are unknown and may be material. Laclede Gas has notified its insurers that it intends to seek reimbursement of its costs at the sites. The majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to the Shrewsbury site, denials of coverage will not have any significant impact on the financial position and results of operations of Laclede Gas. With regard to the other sites, since the scope of costs relative to these sites are unknown and may be material, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas. Such costs, if incurred, have typically been subject to recovery in rates.

11.) The legal proceedings item for the Form 10-K for the year ended September 30, 2001 included disclosure of a class action lawsuit filed in August 2001 against Laclede Gas. Laclede Gas filed a motion to dismiss the lawsuit that was granted by the Court on February 22, 2002. The plaintiff did not file an amended petition within the time granted by the Court but filed an appeal on April 3, 2002. The Utility will continue to contest this action.

12.) On March 15, 2002, the Staff of the MoPSC filed its recommendation in the proceeding established to review Laclede Gas' gas costs for fiscal 2000. In its recommendation, the Staff has proposed to disallow the recovery of approximately $2.6 million in gas costs on the alleged grounds that Laclede Gas has slightly more transportation capacity than it needs to serve its customers. Laclede Gas believes that staff's recommendation is without merit and unsupported by the facts and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as "anticipate," "believe," estimate," "expect," "intend," "plan," "seek," and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

         o  weather conditions and catastrophic events;
         o  economic, competitive, political and regulatory conditions;
         o legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
            o  allowed rates of return
            o  incentive regulation
            o  industry and rate structures
            o  purchased gas adjustment provisions
            o  franchise renewals
            o  environmental or safety matters
            o  taxes
            o  accounting standards;
         o  the results of litigation;
         o retention, ability to attract, ability to collect from and conservation efforts of customers;
         o capital and energy commodity market conditions including the ability to obtain funds for necessary capital expenditures and the terms and conditions imposed for obtaining sufficient gas supply; and
         o  employee workforce issues.

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

THE LACLEDE GROUP, INC.


RESULTS OF OPERATIONS

Quarter Ended March 31, 2002

Laclede Group's earnings for the quarter ended March 31, 2002 were primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company, Missouri's largest natural gas distribution company. Those utility earnings are generated by the sale of heating energy, which is heavily influenced by the weather. Temperatures in Laclede Gas' service area during the quarter ended March 31, 2002 were 15% warmer than the same quarter last year.

Laclede Group's earnings were $1.10 per share for the quarter ended March 31, 2002, the same as the earnings per share reported for the quarter ended March 31, 2001. The earnings of Laclede Gas improved over the same quarter last year primarily due to: the impact of a $15 million annual general rate increase (implemented December 1, 2001), nearly $4.9 million of income produced by the Utility's Price Stabilization Program (PSP) and higher income from off system sales. Laclede Gas had previously offered to include the aforementioned PSP revenues in a continuation of the program, but the program was allowed to expire on March 31, 2002. These factors were partially offset by the impact of lower gas sales resulting from the warmer weather, and the adverse effect of the Missouri Public Service Commission's (MoPSC's) decision allowing the Utility's highly successful Gas Supply Incentive Plan (GSIP) to expire on September 30, 2001 despite the significant benefits derived for customers and shareholders during the past five years the program was in effect. The increase in the earnings of Laclede Gas was essentially offset by an expected seasonal loss recorded this quarter from the operations of Laclede Group's newly-acquired subsidiary, SM&P Utility Resources, Inc. (SM&P), a wholly-owned facility locating and marking business acquired on January 28, 2002. SM&P `s earnings are impacted by trends in the construction industry and as a result SM&P normally experiences losses during the slow construction season in the winter months. However, the acquisition of SM&P is expected to be accretive to earnings for the entire fiscal year.

Utility operating revenues for the quarter ended March 31, 2002 were $256.8 million, or $160.6 million less than the same period last year. The decrease was primarily attributable to reduced wholesale natural gas prices that are passed on to Utility customers, subject to prudence review, under the Purchased Gas Adjustment (PGA) Clause and lower gas sales levels resulting from the warmer weather. These factors were partially offset by higher off system sales revenues and the general rate increase. System therms sold and transported decreased by 37.2 million therms, or 8.1%, below the quarter ended March 31, 2001.

Laclede Group's non-utility operating revenues for this quarter increased $5.3 million, or 21.0%, from those revenues for the same quarter last year mainly due to additional revenues recorded this year resulting from the recent acquisition of SM&P, partially offset by lower gas marketing sales by Laclede Energy Resources, Inc. Laclede Gas' other operating revenues decreased $24.8 million reflecting exclusion of subsidiary revenues in the presentation of this year's amounts subsequent to the October 1, 2001 restructuring.

Utility operating expenses for the quarter ended March 31, 2002 decreased $163.5 million from the same quarter last year. Natural and propane gas expense decreased $154.7 million below last year's level primarily due to decreased rates charged by suppliers and lower volumes purchased for sendout arising from warmer weather, partially offset by higher off system gas expense. Other operation and maintenance expenses increased $1.3 million, or 4.0%, primarily due to higher group insurance charges, lower net pension credits, higher wage rates, increased insurance premiums and costs to remove retired utility plant, partially offset by lower maintenance expenses. Depreciation and amortization expense decreased $.5 million primarily due to the net effect of lower depreciation rates instituted December 1, 2001 (reflecting elimination of a provision for removal costs), as authorized by the MoPSC, partially offset by additional depreciable property. Taxes, other than income, decreased $9.5 million, or 34.1%, primarily due to lower gross receipts taxes (reflecting the decreased revenues).

Laclede Group's non-utility operating expenses increased $8.7 million this quarter mainly due to the operating expenses of recently-acquired SM&P, partially offset by lower gas expense associated with gas marketing sales by Laclede Energy Resources, Inc. Laclede Gas' other operating expenses decreased $24.0 million reflecting exclusion of subsidiary expenses in the presentation of this year's amounts subsequent to the October 1, 2001 restructuring.

The $1.3 million decrease in interest expense was primarily due to decreased short-term interest expense (reflecting lower rates and reduced average borrowings) partially offset by higher interest on long-term debt resulting from the issuance of $50 million of 6 5/8% first mortgage bonds in June 2001.


Six Months Ended March 31, 2002

Due to the seasonal nature of Laclede Gas' business, earnings are typically concentrated in the first six months of the fiscal year, which generally corresponds with the heating season. The Utility typically experiences losses over the last half of its fiscal year. This seasonal effect on Laclede Group is expected to be tempered somewhat by the acquisition of SM&P on January 28, 2002, whose operations tend to be counter-seasonal to those of Laclede Gas.

Laclede Group's earnings were $1.51 per share for the six months ended
March 31, 2002 compared with $2.08 per share for the same period last year. Earnings were primarily comprised of those of Laclede Gas, which were adversely affected by lower gas sales arising from temperatures in its service area that were significantly warmer than last year and the expiration of the GSIP. Temperatures for the six-month period ended
March 31, 2002 were 16% warmer than normal and 26% warmer than the same period last year. These reductions to earnings were only partially offset by the benefit of the general rate increase put into effect by Laclede Gas on December 1, 2001, the PSP income recorded this year as previously discussed, and higher income from off system sales. Laclede Group's earnings were also adversely impacted by normal operating losses recorded by SM&P in the winter months since its acquisition on January 28, 2002 and lower income recorded by Laclede Energy Resources, Inc.

Utility operating revenues for the six months ended March 31, 2002 were $440.0 million, or $299.9 million less than the same period last year. The decrease was primarily attributable to reduced wholesale natural gas prices that are passed on to Utility customers, subject to prudence review, under the PGA Clause and lower gas sales levels resulting from the warmer weather. These factors were partially offset by higher off system sales and the general rate increase. System therms sold and transported decreased by
173.7 million therms, or 20.0%, below the six months ended March 31, 2001.

Laclede Group's non-utility operating revenues for this period decreased $5.7 million, or 12.0%, from those revenues for the same period last year mainly attributable to lower gas marketing sales by Laclede Energy Resources, Inc., partially offset by revenues recorded this year due to the recent acquisition of SM&P. Laclede Gas' other operating revenues decreased $46.6 million reflecting exclusion of subsidiary revenues in the presentation of this year's amounts subsequent to the October 1, 2001 restructuring.

Utility operating expenses for the six months ended March 31, 2002 decreased $285.2 million from the same period last year. Natural and propane gas expense decreased $271.2 million below last year's level primarily attributable to decreased rates charged by suppliers and lower volumes purchased for sendout due to the warmer weather, partially offset by higher off system gas expense. Other operation and maintenance expenses increased $.3 million, or .5%, primarily due to lower net pension credits, higher wage rates, increased insurance premiums, higher group insurance charges, and costs to remove retired utility plant, largely offset by a lower provision for uncollectible accounts and reduced distribution and maintenance charges. Depreciation and amortization expense decreased
$.4 million primarily due to the net effect of lower depreciation rates instituted December 1, 2001 (reflecting elimination of a provision for removal costs), as authorized by the MoPSC and increased depreciable property. Taxes, other than income, decreased $13.9 million, or 30.8%, primarily due to lower gross receipts taxes (reflecting the decreased revenues).

Laclede Group's non-utility operating expenses decreased $1.5 million for the six months ended March 31, 2002 mainly due to lower gas expense associated with gas marketing sales by Laclede Energy Resources, Inc., partially offset by the operating expenses of the newly-acquired SM&P. Laclede Gas' other operating expenses decreased $45.3 million reflecting exclusion of subsidiary expenses in the presentation of this year's amounts subsequent to the October 1, 2001 restructuring.

The $2.3 million decrease in interest expense was primarily due to decreased short-term interest expense (reflecting lower rates and reduced average borrowings) partially offset by higher interest on long-term debt resulting from the issuance of $50 million of 6 5/8% first mortgage bonds in June 2001.

The decrease in income taxes is mainly due to lower pre-tax income.


Regulatory Matters
------------------

On January 25, 2002, Laclede filed a request with the Missouri Public Service Commission (MoPSC or Commission) for a general rate increase to recover costs related to the operation of its gas distribution system. Laclede does not anticipate higher rate levels during the current fiscal year. As part of this rate increase filing, the Utility is proposing a Weather Mitigation Plan (Plan) that would protect its customers from weather-related fluctuations in their bills and help stabilize its annual revenues in that regard. The Plan, as filed, would mitigate the volatile effects of weather by basing a portion of customers' winter bills on usage associated with normal weather and adjusting to offset the impact of temperatures that are colder or warmer than normal. Currently, revenues of Laclede Gas increase or decrease depending on colder- or warmer-than-normal weather. The weather adjustment would apply to the distribution costs of Laclede Gas, that portion of a customer's bill that covers the cost of operating and maintaining the distribution system and storage facilities. It would not affect increases and decreases in wholesale gas costs that are passed on to customers in accordance with the Purchased Gas Adjustment (PGA) Clause. By stabilizing weather-related revenues, the Plan would allow Laclede Gas to cover what are primarily fixed costs that do not fluctuate with the weather while still providing a fair return on investment. On January 31, 2002, the Commission issued an order suspending the general rate increase until it has reviewed and audited the filing, held hearings and reached its determination whether and to what extent the rate increase request should be granted. By statute, the MoPSC process may take no longer than eleven months. Laclede's request is for a rate adjustment that would increase its annual revenues by $36.1 million and increase a typical residential heating customer's bill by an average of about $4.40 a month. Historically, the MoPSC has not granted Laclede's rate increase requests in full.

In late February, the MoPSC approved Laclede Gas' filing that was made to revise its PGA Clause to permit the adjustment of the gas cost component of its rates more frequently to recover its costs. Under the new tariffs approved by the MoPSC, scheduled gas cost adjustments will be implemented in November, January, March and June, thereby enabling Laclede Gas to more closely recover its costs of gas, especially during the high-volume winter months. As part of the same ruling, the MoPSC also clarified that costs and cost reductions associated with the Utility's use of natural gas financial instruments (except as provided for previously under the PSP) are gas costs and are recoverable through the PGA mechanism, including carrying costs.

Under the GSIP of Laclede Gas, the Utility shared with its customers certain gains and losses related to the acquisition and management of its gas supply assets. The provisions of the GSIP extended through September 30, 2001. In September, 2001, the MoPSC ruled that the GSIP should be allowed to expire. On February 19, 2002, the MoPSC denied Laclede Gas' application for rehearing. Laclede Gas filed a petition for judicial review of the MoPSC's decision with the Cole County Circuit Court, together with a motion requesting that the MoPSC's decision be stayed. That review is still pending. However, pursuant to the rate case settlement approved by the MoPSC in November 2001, the MoPSC authorized Laclede Gas to retain all income from releases of pipeline capacity effective December 1, 2001. Income from releases of pipeline capacity was previously shared with customers under the GSIP. Laclede Gas will continue to retain all income resulting from sales outside of its traditional service area, as previously authorized by the MoPSC. Income related to releases of pipeline capacity and sales made outside its traditional service area are volatile in nature and subject to market conditions.

On March 8, 2002, Laclede Gas filed an application requesting that the MoPSC issue an Accounting Authority Order (AAO) that would allow Laclede to defer for future recovery consideration unrecovered costs due solely to the negative impact of the extraordinarily warm weather experienced in the Utility's service area this past winter. The MoPSC Staff and Office of Public Counsel have opposed the AAO request. The Commission has not yet ruled on the matter. There were no costs relative to this request deferred on the Utility's books at March 31, 2002.

On March 15, 2002, the Staff of the MoPSC filed its recommendation in the proceeding established to review Laclede Gas' gas costs for fiscal 2000. In its recommendation, the Staff has proposed to disallow the recovery of approximately $2.6 million in gas costs on the alleged grounds that Laclede Gas has slightly more transportation capacity than it needs to serve its customers. Laclede Gas believes that staff's recommendation is without merit and unsupported by the facts and intends to vigorously oppose the adjustment in proceedings before the MoPSC.


Critical Accounting Policies
----------------------------

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


Accounting Pronouncements
-------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which requires all business combinations in the scope of the Statement to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company has adopted the provisions of SFAS No. 141 with the acquisition of SM&P. As required by SFAS No. 141, the goodwill for SM&P is being accounted for consistent with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."


Liquidity and Capital Resources
-------------------------------

The Company's short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the gap between when it purchases its natural gas and when its customers pay for that gas. These short-term cash requirements have traditionally been met through the Utility's sale of commercial paper supported by lines of credit with banks. Laclede Gas currently has a primary line of credit for $135 million extending through September 30, 2002. Laclede Gas also has various supplemental lines of credit that bring the total credit lines to $170 million currently, with $20 million expiring in September 2002 and $15 million expiring in January 2003. During fiscal 2002 to date, the Utility sold commercial paper aggregating to a maximum of $139.7 million at any one time, but did not borrow from the banks under the aforementioned lines of credit. Commercial paper amounted to $75.6 million at March 31, 2002.
Laclede Group held conventional bank debt amounting to $42.8 million at March 31, 2002 related to the financing of the SM&P acquisition.

On April 22, 2002, Laclede Group filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) in connection with the sale of up to $500 million of equity securities, other than preferred stock, and debt securities. As of the date of this filing, this registration statement has not yet been declared effective by the SEC. The amount, timing and type of financing to be issued under this shelf registration, after it becomes effective, will depend on cash requirements and market conditions.

Utility construction expenditures were $22.3 million for the six months ended March 31, 2002, compared with $21.2 million for the same period last year. Non-utility construction expenditures were $.4 million for the same period this year.

Consolidated capitalization at March 31, 2002 increased $15.5 million since September 30, 2001 and consisted of 51.5% Laclede Group common stock equity, ..2% Laclede Gas preferred stock equity and 48.3% Laclede Gas long-term debt.

The seasonal nature of Laclede Gas' sales affects the comparison of certain balance sheet items at March 31, 2002 and at September 30, 2001 such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Liabilities, and Advance and Delayed Customer Billings.

Market Risk
-----------

The management of Laclede Gas has adopted a risk management policy that provides for the purchase of natural gas financial instruments for the purpose of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions associated with the Utility's use of natural gas financial instruments (except as provided for previously under the PSP) are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC provides for the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any earnings impact as a result of the use of these financial instruments. There were no financial instruments held at March 31, 2002.


Environmental Matters
---------------------

As previously reported, Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected its financial position and results of operations. Laclede Gas is presently involved in the clean up or formal assessment of two former manufactured gas plant sites, the Shrewsbury site and the Carondelet City of St. Louis site.

With regard to the Shrewsbury site, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2,284,000. As of March 31, 2002, Laclede Gas has paid $1,898,000 and reserved $386,000 for these actions. If regulators require additional actions, Laclede Gas will incur additional costs.

The Carondelet City of St. Louis site was placed into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. The City of St. Louis is presently seeking developers and end-users for this site. If the City is unsuccessful, Laclede will submit a Remedial Action Plan (RAP) and work with the City to find a developer to implement the RAP and develop the site. Laclede Gas currently estimates that the cost of the site investigations, agency oversight and related legal and engineering consulting may be approximately $590,000. Currently, Laclede Gas has paid $509,000 and reserved an additional $81,000. Laclede has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed Laclede Gas to date for $159,000. Laclede Gas anticipates additional reimbursement from this party of approximately $69,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.

Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is included in Laclede Gas' rates.

Laclede Gas has been advised that a third former manufactured gas plant site previously operated, but no longer owned by Laclede Gas, is believed to contain gas plant waste that may require remediation. Laclede Gas is working to determine the nature and extent of such waste, if any, and Laclede Gas' responsibility, if any, for any remediation costs.

While the scope of costs relative to the Shrewsbury site will not be significant, the scope of costs relative to the other sites are unknown and may be material. Laclede Gas has notified its insurers that it intends to seek reimbursement of its costs at the sites. The majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to the Shrewsbury site, denials of coverage will not have any significant impact on the financial position and results of operations of Laclede Gas. With regard to the other sites, since the scope of costs relative to these sites are unknown and may be material, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas. Such costs, if incurred, have typically been subject to recovery in rates.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        For a description of environmental matters see Note 10 to the unaudited Notes to Consolidated Financial Statements, page 15. For a description of Laclede Gas' pending regulatory matters, see the Management's Discussion and Analysis, Regulatory Matters, page 20.

        The legal proceedings item for the Form 10-K for the year ended September 30, 2001 included disclosure of a class action lawsuit filed in August 2001 against Laclede Gas. Laclede Gas filed a motion to dismiss the lawsuit that was granted by the Court on February 22, 2002. The plaintiff did not file an amended petition within the time granted by the Court but filed an appeal on April 3, 2002. The Utility will continue to contest this action.


Item 4. Submission of Matter to a Vote of Security Holders

        The Annual Meeting of Shareholders of The Laclede Group, Inc. was held on January 24, 2002 for the purpose of electing three directors to the Board of Directors and ratifying the appointment of independent auditors. Management's three nominees for directors listed in the proxy statement were unopposed and were elected upon the following votes:

                                                        Shares                          Shares
                  Director Nominee                     Voted For                    Voted Withheld
                  ----------------                     ---------                    --------------
                  Robert C. Jaudes                    15,056,436                        191,679
                  W. Stephen Maritz                   14,821,775                        426,340
                  Robert P. Stupp                     15,014,953                        233,162

        The proposal to ratify the appointment of Deloitte & Touche LLP, Certified Public Accountants, to audit the accounts of the Company for the fiscal year ending September 30, 2002 was passed upon the following vote:

                    Shares voted                     Shares voted                     Shares voted
                  For the proposal               Against the proposal                   Abstain
                  ----------------               --------------------                   -------
                     15,058,425                        115,184                          74,506


Item 6. Exhibits and Reports on Form 8-K

(a)  See Exhibit Index

(b)  Reports on Form 8-K

During the quarter, Laclede Group filed two reports on Form 8-K:

1.      Form 8-K with report date of January 24, 2002, reporting under
        Item 9 the issuance of a press release, attached as exhibit 1 to the report, announcing the results for the fiscal quarter ended
        December 31, 2001.
2.      Form 8-K with report date of February 20, 2002 reporting under
        Item 9 the issuance of a press release, attached as exhibit 1 to the report, announcing Laclede Gas' challenge to the Missouri Public Service Commission's order allowing the Gas Supply Incentive Plan to expire.

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

                                                  The Laclede Group, Inc.
                                                  Laclede Gas Company
                                                  (Co-Registrants)



                                                  By: /s/ Gerald T. McNeive Jr.
                                                      -------------------------
Dated: April 24, 2002                                 Gerald T. McNeive Jr.
       --------------                                 Senior Vice President
                                                      (Authorized Signatory and
                                                      Chief Financial Officer)

                              Index to Exhibits


                                                              Sequentially
Exhibit                                                         Numbered
Number   Exhibit                                                  Page
------   -------                                              ------------

10.1     Line of credit (noncommitted) with UMB Bank, n.a.
         dated January 24, 2002                                    26

10.2     Line of credit (committed) with UMB Bank, n.a.
         dated January 24, 2002                                    28