Form 10-Q
period 2002-06-30
LACLEDE GROUP INC; LACLEDE GAS CO
filed 2002-07-26
CIK 1126956, 57183

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2002
OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

   -----------------------------------------------------------------------------------------------
   Commission         Exact Name of Registrant as            States of             I.R.S.
   File Number        Specified in its Charter and           Incorporation         Employer
                      Principal Office Address and                                 Identification
                      Telephone Number                                             Number
   -----------------------------------------------------------------------------------------------
   1-16681            The Laclede Group, Inc.                Missouri              74-2976504
                      720 Olive Street
                      St. Louis, MO  63101
                      314-342-0500
   -----------------------------------------------------------------------------------------------
   1-1822             Laclede Gas Company                    Missouri              43-0368139
                      720 Olive Street
                      St. Louis, MO  63101
                      314-342-0500
   -----------------------------------------------------------------------------------------------


Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

            The Laclede Group, Inc.:               Yes  X            No
                                                        ----            ----

            Laclede Gas Company:                   Yes  X            No
                                                        ----            ----

and (2) has been subject to such filing requirements for the past 90 days:

            The Laclede Group, Inc.:               Yes  X            No
                                                        ----            ----

            Laclede Gas Company:                   Yes  X            No
                                                        ----            ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                                 Shares Outstanding At
Registrant                 Description of Common Stock           July 26, 2002
----------                 ---------------------------           -------------
The Laclede Group, Inc.    Common Stock ($1.00 Par Value)        18,917,068

Laclede Gas Company        Common Stock ($1.00 Par Value)               100 (100% owned by
                                                                            Laclede Group)

TABLE OF CONTENTS                                                               Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         The Laclede Group, Inc.:
                  Statements of Consolidated Income                             4
                  Consolidated Balance Sheets                                   5-6
                  Statements of Consolidated Cash Flows                         7

         Laclede Gas Company:
                  Statements of Consolidated Income                             8
                  Consolidated Balance Sheets                                   9-10
                  Statements of Consolidated Cash Flows                         11

         Notes to Consolidated Financial Statements
         (The Laclede Group and Laclede Gas Company - Combined)                 12

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      26

Item 6.  Exhibits and Other Reports on Form 8-K                                 26

SIGNATURES                                                                      27

INDEX TO EXHIBITS                                                               28

Filing Format
-------------
This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

Effective October 1, 2001, Laclede Gas and its subsidiaries became subsidiaries of The Laclede Group. At that time stock certificates previously representing shares of Laclede Gas common stock were deemed to represent the same number of shares of The Laclede Group common stock. All of the former subsidiaries of Laclede Gas (Laclede Investment LLC, Laclede Energy Resources, Inc., Laclede Gas Family Services, Inc., Laclede Development Company, Laclede Venture Corp. and Laclede Pipeline Company) are now subsidiaries of Laclede Group.

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

Item 1. Financial Statements

                                        THE LACLEDE GROUP, INC.
                                   STATEMENTS OF CONSOLIDATED INCOME
                                              (UNAUDITED)
(In Thousands, Except Per Share Amounts)
                                                       Three Months Ended         Nine Months Ended
                                                            June 30,                   June 30,
                                                        2002        2001         2002           2001
                                                        ----        ----         ----           ----
Operating Revenues:
  Utility operating revenues                          $ 87,284    $104,195     $527,297       $844,143
  Non-utility operating revenues                        59,997      18,706      102,091         66,525
                                                   ----------------------------------------------------
      Total Operating Revenues                         147,281     122,901      629,388        910,668
                                                   ----------------------------------------------------

Operating Expenses:
  Utility operating expenses
    Natural and propane gas                             41,565      57,611      313,274        600,524
    Other operation expenses                            25,497      24,784       80,577         78,617
    Maintenance                                          4,547       4,827       13,179         14,373
    Depreciation and amortization                        6,106       6,560       18,741         19,603
    Taxes, other than income taxes                       9,752      11,553       41,088         56,831
                                                   ----------------------------------------------------
      Total utility operating expenses                  87,467     105,335      466,859        769,948
  Non-utility operating expenses                        55,830      18,316      100,770         64,751
                                                   ----------------------------------------------------
      Total Operating Expenses                         143,297     123,651      567,629        834,699
                                                   ----------------------------------------------------
Operating Income (Loss)                                  3,984        (750)      61,759         75,969
Other Income and Income Deductions - Net                   (76)       (100)         673          1,456
                                                   ----------------------------------------------------
Income (Loss) Before Interest and Income
 Taxes                                                   3,908        (850)      62,432         77,425
                                                   ----------------------------------------------------

Interest Charges:
  Interest on long-term debt                             5,205       4,414       15,615         13,168
  Other interest charges                                 1,129       2,361        3,868          9,080
                                                   ----------------------------------------------------
      Total Interest Charges                             6,334       6,775       19,483         22,248
                                                   ----------------------------------------------------
Dividends on Preferred Stock - Laclede Gas                  16          22           52             66
                                                   ----------------------------------------------------
Income (Loss) Before Income Taxes                       (2,442)     (7,647)      42,897         55,111
Income Tax Expense (Benefit)                            (1,532)     (3,952)      15,350         19,626
                                                   ----------------------------------------------------
Net Income (Loss) Applicable to Common Stock          $   (910)   $ (3,695)    $ 27,547       $ 35,485
                                                   ====================================================



Average Number of Common Shares Outstanding             18,878      18,878       18,878         18,878

Earnings (Loss) Per Share of Common Stock                $(.05)      $(.20)       $1.46          $1.88


Dividends Declared Per Share of Common Stock             $.335       $.335       $1.005         $1.005




See notes to consolidated financial statements.

                                      THE LACLEDE GROUP, INC.
                                    CONSOLIDATED BALANCE SHEETS


                                                                             June 30      Sept. 30
                                                                               2002         2001
                                                                               ----         ----

                                                                             (Thousands of Dollars)
                                                                           (UNAUDITED)
                        ASSETS
Utility Plant                                                              $  977,734    $ 949,775
  Less:  Accumulated depreciation and amortization                            392,644      380,135
                                                                         --------------------------
      Net Utility Plant                                                       585,090      569,640
                                                                         --------------------------

Other Property and Investments                                                 71,259       32,893
                                                                         --------------------------

Current Assets:
  Cash and cash equivalents                                                    14,601        3,223
  Accounts receivable                                                          95,573       87,707
    Less:  Allowances for doubtful accounts                                    (5,592)      (9,216)
  Materials, supplies, and merchandise at avg. cost                             5,038        5,393
  Natural gas stored underground for current use at LIFO cost                  32,001       76,661
  Propane gas for current use at FIFO cost                                     14,723       14,213
  Prepayments                                                                   4,551        3,999
  Deferred income taxes                                                         6,063        8,556
                                                                         --------------------------
      Total Current Assets                                                    166,958      190,536
                                                                         --------------------------

Deferred Charges:
  Prepaid pension cost                                                        117,633      110,475
  Regulatory assets                                                            72,424       68,599
  Other                                                                         4,651        3,767
                                                                         --------------------------
      Total deferred charges                                                  194,708      182,841
                                                                         --------------------------
Total Assets                                                               $1,018,015    $ 975,910
                                                                         ==========================



                          See notes to consolidated financial statements.





                                      THE LACLEDE GROUP, INC.
                              CONSOLIDATED BALANCE SHEETS (Continued)


                                                                             June 30      Sept. 30
                                                                               2002         2001
                                                                               ----         ----

                                                                             (Thousands of Dollars)
                                                                           (UNAUDITED)
                 CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (June 30, 2002, 18,877,987 and
     Sept. 30, 2001, 20,743,625 shares issued)                             $   18,878     $ 20,744
  Paid-in capital                                                              63,701       85,846
  Retained earnings                                                           214,087      205,512
  Treasury stock, at cost (1,865,638 shares held Sept. 30, 2001)                    -      (24,017)
                                                                         --------------------------
      Total common stock equity                                               296,666      288,085
  Redeemable preferred stock - Laclede Gas                                      1,266        1,588
  Long-term debt (less sinking fund requirements) - Laclede Gas               259,524      284,459
                                                                         --------------------------
      Total Capitalization                                                    557,456      574,132
                                                                         --------------------------

Current Liabilities:
  Notes payable                                                               113,310      117,050
  Accounts payable                                                             42,532       32,087
  Advance customer billings                                                     3,183       11,679
  Current portion of long-term debt and preferred stock                        25,000           79
  Taxes accrued                                                                22,677       14,912
  Unamortized purchased gas adjustment                                          1,720        9,026
  Other                                                                        40,867       32,863
                                                                         --------------------------
      Total Current Liabilities                                               249,289      217,696
                                                                         --------------------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                       139,293      142,515
  Unamortized investment tax credits                                            5,709        5,948
  Pension and postretirement benefit costs                                     23,904       15,847
  Regulatory liabilities                                                       22,377          304
  Other                                                                        19,987       19,468
                                                                         --------------------------
      Total Deferred Credits and Other Liabilities                            211,270      184,082
                                                                         --------------------------
Total Capitalization and Liabilities                                       $1,018,015     $975,910
                                                                         ==========================



                          See notes to consolidated financial statements.

                                        THE LACLEDE GROUP, INC.
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                                              (UNAUDITED)


                                                                                  Nine Months Ended
                                                                                       June 30,
                                                                                 2002           2001
                                                                                 ----           ----
                                                                                (Thousands of Dollars)
Operating Activities:
  Net Income                                                                   $ 27,547       $ 35,485
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                18,879         19,795
    Deferred income taxes and investment
     tax credits                                                                 (7,834)        (3,672)
    Dividends on preferred stock - Laclede Gas                                       52             66
    Other - net                                                                     685         (1,061)
    Changes in assets and liabilities:
      Accounts receivable - net                                                   3,192        (38,465)
      Unamortized purchased gas adjustments                                      (7,306)        15,159
      Deferred purchased gas costs                                               24,244          2,826
      Advance customer billings - net                                            (8,496)       (40,497)
      Accounts payable                                                            7,563            619
      Taxes accrued                                                               8,674         12,291
      Natural gas stored underground                                             44,660         59,766
      Other assets and liabilities                                               (2,230)       (20,827)
                                                                            ---------------------------
          Net cash provided by operating activities                            $109,630       $ 41,485
                                                                            ---------------------------


Investing Activities:
  Construction expenditures                                                     (34,317)       (33,649)
  Investments - non-utility                                                     (40,839)          (318)
  Employee benefit trusts                                                            32         (1,242)
  Other                                                                              31         (2,000)
                                                                            ---------------------------
          Net cash used in investing activities                                $(75,093)      $(37,209)
                                                                            ---------------------------

Financing Activities:
  Issuance of first mortgage bonds                                                    -         50,000
  Issuance (Repayment) of short-term debt - net                                  (3,740)       (36,800)
  Dividends paid                                                                (19,024)       (19,038)
  Preferred stock reacquired and other                                             (395)          (135)
                                                                            ---------------------------
          Net cash (used in) financing activities                              $(23,159)      $ (5,973)
                                                                            ---------------------------

Net Increase/(Decrease) in Cash and Cash Equivalents                           $ 11,378       $ (1,697)
Cash and Cash Equivalents at Beg. of Period                                       3,223          4,215
                                                                            ---------------------------
Cash and Cash Equivalents at End of Period                                     $ 14,601       $  2,518
                                                                            ===========================

Supplemental Disclosure of Cash Paid
 During the Period for:
    Interest                                                                   $ 19,565       $ 24,242
    Income taxes                                                                 10,777         11,857

See notes to consolidated financial statements.

                                          LACLEDE GAS COMPANY
                                   STATEMENTS OF CONSOLIDATED INCOME
                                              (UNAUDITED)

(In Thousands, Except Per Share Amounts)
                                                       Three Months Ended         Nine Months Ended
                                                            June 30,                   June 30,
                                                       2002         2001         2002           2001
                                                       ----         ----         ----           ----
Operating Revenues:
  Utility operating revenues                         $ 87,284     $104,195     $527,297       $844,143
  Other operating revenues                                684       18,706        1,887         66,525
                                                   ----------------------------------------------------
      Total Operating Revenues                         87,968      122,901      529,184        910,668
                                                   ----------------------------------------------------

Operating Expenses:
  Utility operating expenses
    Natural and propane gas                            41,565       57,611      313,274        600,524
    Other operation expenses                           25,497       24,784       80,577         78,617
    Maintenance                                         4,547        4,827       13,179         14,373
    Depreciation and amortization                       6,106        6,560       18,741         19,603
    Taxes, other than income taxes                      9,752       11,553       41,088         56,831
                                                   ----------------------------------------------------
      Total utility operating expenses                 87,467      105,335      466,859        769,948
  Other operating expenses                                713       18,316        1,892         64,751
                                                   ----------------------------------------------------
      Total Operating Expenses                         88,180      123,651      468,751        834,699
                                                   ----------------------------------------------------
Operating Income (Loss)                                  (212)        (750)      60,433         75,969
Other Income and Income Deductions - Net                 (108)        (100)         608          1,456
                                                   ----------------------------------------------------
Income (Loss) Before Interest and Income Taxes           (320)        (850)      61,041         77,425
                                                   ----------------------------------------------------

Interest Charges:
  Interest on long-term debt                            5,205        4,414       15,615         13,168
  Other interest charges                                  841        2,361        3,451          9,080
                                                   ----------------------------------------------------
      Total Interest Charges                            6,046        6,775       19,066         22,248
                                                   ----------------------------------------------------
Income (Loss) Before Income Taxes                      (6,366)      (7,625)      41,975         55,177
Income Tax Expense (Benefit)                           (2,987)      (3,952)      14,893         19,626
                                                   ----------------------------------------------------
Net Income (Loss)                                      (3,379)      (3,673)      27,082         35,551
Dividends on Preferred Stock - Laclede Gas                 16           22           52             66
                                                   ----------------------------------------------------
Earnings (Loss) Applicable to Common Stock           $ (3,395)    $ (3,695)    $ 27,030       $ 35,485
                                                   ====================================================



See notes to consolidated financial statements.

                                        LACLEDE GAS COMPANY
                                    CONSOLIDATED BALANCE SHEETS

                                                                             June 30      Sept. 30
                                                                               2002         2001
                                                                               ----         ----
                                                                             (Thousands of Dollars)
                                                                           (UNAUDITED)
                        ASSETS
Utility Plant                                                                $977,734     $949,775
  Less:  Accumulated depreciation and amortization                            392,644      380,135
                                                                          -------------------------
      Net Utility Plant                                                       585,090      569,640
                                                                          -------------------------

Other Property and Investments                                                 25,535       32,893
                                                                          -------------------------

Current Assets:
  Cash and cash equivalents                                                     1,829        3,223
  Accounts receivable                                                          64,637       87,707
    Less: Allowances for doubtful accounts                                     (4,889)      (9,216)
  Materials, supplies, and merchandise at avg. cost                             5,000        5,393
  Natural gas stored underground for current use at LIFO cost                  31,985       76,661
  Propane gas for current use at FIFO cost                                     14,723       14,213
  Prepayments and other                                                         2,928        3,999
  Deferred income taxes                                                         6,063        8,556
                                                                          -------------------------
      Total Current Assets                                                    122,276      190,536
                                                                          -------------------------

Deferred Charges:
  Prepaid pension cost                                                        117,633      110,475
  Regulatory assets                                                            72,424       68,599
  Other                                                                         4,583        3,767
                                                                          -------------------------
      Total deferred charges                                                  194,640      182,841
                                                                          -------------------------
Total Assets                                                                 $927,541     $975,910
                                                                          =========================



                          See notes to consolidated financial statements.




                                          LACLEDE GAS COMPANY
                                CONSOLIDATED BALANCE SHEETS (Continued)


                                                                             June 30         Sept. 30
                                                                               2002            2001
                                                                               ----            ----
                                                                              (Thousands of Dollars)
                                                                           (UNAUDITED)
                 CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and Paid-in capital (June 30, 2002, 100 and
     Sept. 30, 2001, 20,743,625 shares issued)                               $ 82,579        $106,590
  Retained earnings                                                           193,826         205,512
  Treasury stock, at cost (1,865,638 shares held Sept. 30, 2001)                    -         (24,017)
                                                                          ----------------------------
      Total common stock equity                                               276,405         288,085
  Redeemable preferred stock - Laclede Gas                                      1,266           1,588
  Long-term debt (less sinking fund requirements) - Laclede Gas               259,524         284,459
                                                                          ----------------------------
      Total Capitalization                                                    537,195         574,132
                                                                          ----------------------------

Current Liabilities:
  Notes payable                                                                70,510         117,050
  Accounts payable                                                             28,210          32,087
  Advance customer billings                                                     3,183          11,679
  Current portion of long-term debt and preferred stock                        25,000              79
  Taxes accrued                                                                23,541          14,912
  Unamortized purchased gas adjustment                                          1,720           9,026
  Other                                                                        28,577          32,863
                                                                          ----------------------------
      Total Current Liabilities                                               180,741         217,696
                                                                          ----------------------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                       138,161         142,515
  Unamortized investment tax credits                                            5,709           5,948
  Pension and postretirement benefit costs                                     23,904          15,847
  Regulatory liabilities                                                       22,377             304
  Other                                                                        19,454          19,468
                                                                          ----------------------------
      Total Deferred Credits and Other Liabilities                            209,605         184,082
                                                                          ----------------------------
Total Capitalization and Liabilities                                         $927,541        $975,910
                                                                          ============================



                            See notes to consolidated financial statements.

                                          LACLEDE GAS COMPANY
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                                              (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                       June 30,
                                                                                 2002           2001
                                                                                 ----           ----
                                                                                (Thousands of Dollars)
Operating Activities:
 Net Income                                                                    $ 27,082       $ 35,551
 Adjustments to reconcile net income
  To net cash provided by (used in) operating activities:
    Depreciation and amortization                                                18,692         19,795
    Deferred income taxes and investment
     tax credits                                                                 (7,772)        (3,672)
    Other - net                                                                     685         (1,061)
    Changes in assets and liabilities:
      Accounts receivable - net                                                  16,983        (38,465)
      Unamortized purchased gas adjustments                                      (7,306)        15,159
      Deferred purchased gas costs                                               24,244          2,826
      Advance customer billings - net                                            (8,496)       (40,497)
      Accounts payable                                                           (4,583)           619
      Taxes accrued                                                               7,979         12,291
      Natural gas stored underground                                             44,645         59,766
      Other assets and liabilities                                              (13,174)       (20,827)
                                                                            ---------------------------
          Net cash provided by (used in) operating activities                  $ 98,979       $ 41,485
                                                                            ---------------------------

Investing Activities:
  Construction expenditures                                                     (33,863)       (33,649)
  Investments - non-utility                                                        (219)          (318)
  Employee benefit trusts                                                            76         (1,242)
  Other                                                                            (408)        (2,000)
                                                                            ---------------------------
          Net cash used in investing activities                                $(34,414)      $(37,209)
                                                                            ---------------------------

Financing Activities:
  Issuance of first mortgage bonds                                                    -         50,000
  Issuance (Repayment) of short-term debt - net                                 (46,540)       (36,800)
  Dividends paid                                                                (19,024)       (19,038)
  Preferred stock reacquired and other                                             (395)          (135)
                                                                            ---------------------------
          Net cash provided by (used in) financing activities                  $(65,959)      $ (5,973)
                                                                            ---------------------------

Net Increase in Cash and Cash Equivalents                                      $ (1,394)      $ (1,697)
Cash and Cash Equivalents at Beg. of Period                                       3,223          4,215
                                                                            ---------------------------
Cash and Cash Equivalents at End of Period                                     $  1,829       $  2,518
                                                                            ===========================

Supplemental Disclosure of Cash Paid
 During the Period for:

   Interest                                                                    $ 19,264       $ 24,242
   Income taxes                                                                  10,376         11,857


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
                                                                 =======

         The results of SM&P's operations since January 28, 2002 have been included in Laclede Group's consolidated financial statements. Goodwill has been included in Other Property and Investments on Laclede Group's consolidated balance sheets. SM&P's earnings are impacted by trends in the construction industry.

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

                                       Laclede Group                                     Laclede Gas
                      -----------------------------------------------  ----------------------------------------------
                         Three Months Ended       Nine Months Ended      Three Months Ended       Nine Months Ended
                              June 30,                June 30,                June 30,                June 30,
                      -----------------------   ---------------------  ----------------------   ---------------------
                          2002        2001        2002        2001        2002        2001        2002        2001
                          ----        ----        ----        ----        ----        ----        ----        ----
                                   (Thousands of Dollars)                          (Thousands of Dollars)
Federal
  Current               $(6,793)    $(2,865)    $19,819     $22,369     $(8,250)    $(2,865)    $19,382     $22,369
  Deferred                5,554        (591)     (6,793)     (5,658)      5,596        (591)     (6,767)     (5,658)
State and Local
  Current                (1,277)       (433)      3,334       3,736      (1,324)       (433)      3,283       3,736
  Deferred                  984         (63)     (1,010)       (821)        991         (63)     (1,005)       (821)
                      ----------------------------------------------------------------------------------------------
      Total             $(1,532)    $(3,952)    $15,350     $19,626     $(2,987)    $(3,952)    $14,893     $19,626
                      ==============================================================================================

7.) Under the Gas Supply Incentive Plan (GSIP) of Laclede Gas, the Utility shared with its customers certain gains and losses related to the acquisition and management of its gas supply assets. The provisions of the GSIP extended through September 30, 2001. In September 2001, the MoPSC ruled that the GSIP should be allowed to expire. The Utility requested clarification and rehearing. On February 19, 2002, the MoPSC denied the Utility's application for rehearing. Laclede Gas filed a petition for judicial review of the MoPSC's decision with the Cole County Circuit Court, together with a motion requesting that the MoPSC's decision be stayed. The request for stay was denied on May 13, 2002. The petition for judicial review is still pending. However, pursuant to the 2001 rate case settlement, the MoPSC authorized Laclede Gas to retain all income from releases of pipeline capacity effective December 1, 2001. Income from releases of pipeline capacity was previously shared with customers under the terms of the GSIP. Laclede Gas will continue to retain all income resulting from sales outside of its traditional service area, as previously authorized by the Commission. Income related to releases of pipeline capacity and sales made outside its traditional service area are volatile in nature and subject to market conditions.

                                                        Three Months Ended              Nine Months Ended
                                                             June 30,                        June 30,
                                                        ------------------             -------------------
                                                        2002          2001             2002           2001
                                                        ----          ----             ----           ----

                                                                      (Thousands of Dollars)
Pre-Tax Income - GSIP/Capacity Release                  $428         $3,055           $1,008         $6,867
Pre-Tax Income - Off System Sales                        512            124            3,615            899
                                                  --------------------------    ----------------------------
Total Pre-Tax Income                                    $940         $3,179           $4,623         $7,766
                                                  ==========================    ============================


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

         In compliance with generally accepted accounting principles, transactions between Laclede Gas and its affiliates that occurred after the October 1, 2001 restructuring, as well as intercompany balances remaining on Laclede Gas' balance sheet on June 30, 2002, have not been eliminated from the Laclede Gas consolidated financial statements. These amounts are not disclosed on the face of the Laclede Gas consolidated financial statements, since they are not material.

         Laclede Gas provides administrative and general support to affiliates and has filed consolidated tax returns, which include affiliated company tax obligations. All such costs, which are not material, are billed to the appropriate affiliates and are reflected in accounts receivable on Laclede Gas' Consolidated Balance Sheet. Laclede Gas may also, on occasion, borrow funds from, or lend funds to, affiliated companies. At June 30, 2002, the Laclede Gas Consolidated Balance Sheet reflected a total of $2.9 million of intercompany receivables and $.1 million intercompany payables.


9.) The regulated utility segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution of natural gas serving an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. Non-regulated operations include the transportation of liquid propane, gas marketing, the sale of insurance related products, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through six wholly-owned subsidiaries that became subsidiaries of Laclede Group as a result of the restructuring on October 1, 2001. This segment also includes the results of Laclede Energy Services, Inc. (LES), a wholly-owned subsidiary of Laclede Group which became operational on May 1, 2002, that performs administrative gas supply and risk management services. The Utility Services segment includes the results of SM&P, an underground locating and marking business operating in 10 Midwestern states, and a wholly-owned subsidiary of Laclede Group acquired on January 28, 2002. The results of SM&P's operations since
         January 28, 2002 and the results of LES' operations since
         May 1, 2002 are included in Laclede Group's consolidated financial statements.

                                 Regulated     Utility
                                    Gas       Services        All Other
(Thousands of Dollars)            Utility  (Non-Regulated) (Non-Regulated)  Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------
Three Months Ended
June 30, 2002
Operating revenues               $ 87,284     $ 39,482        $ 20,515        $      -       $  147,281
Net income (loss)                  (3,376)       2,096             370               -             (910)
Total assets                      926,018       60,478          38,237          (6,718)       1,018,015

Nine Months Ended
June 30, 2002
Operating revenues               $527,297     $ 54,756        $ 47,335        $      -       $  629,388
Net income (loss)                  27,034           63             450               -           27,547
Total assets                      926,018       60,478          38,237          (6,718)       1,018,015

Three Months Ended
June 30, 2001
Operating revenues               $104,195     $      -        $ 18,706        $      -       $  122,901
Net income (loss)                  (3,944)           -             249               -           (3,695)
Total assets                      959,728            -          34,301         (27,294)         966,735

Nine Months Ended
June 30, 2001
Operating revenues               $844,143     $      -        $ 66,525        $      -       $  910,668
Net income (loss)                  34,480            -           1,005               -           35,485
Total assets                      959,728            -          34,301         (27,294)         966,735


10.) As previously reported, Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected its financial position and results of operations. Laclede Gas is presently involved in the clean up or formal assessment of two former manufactured gas plant sites, the Shrewsbury site and the Carondelet City of St. Louis site.

         With regard to the Shrewsbury site, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2,307,000. As of June 30, 2002, Laclede Gas has paid $2,214,000 and reserved $93,000 for these actions. If regulators require additional actions, Laclede Gas will incur additional costs.

         The Carondelet City of St. Louis site was placed into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. Laclede Gas currently estimates that the cost of the site investigations, agency oversight and related legal and engineering consulting may be approximately $609,000. Currently, Laclede Gas has paid $512,000 and reserved an additional $97,000. Laclede has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed Laclede Gas to date for $159,000. Laclede Gas anticipates additional reimbursement from this party of approximately $69,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable. Laclede Gas and the participating former owner and operator are currently having discussions with the City of St. Louis, the present owner of the site, regarding remediation and development possibilities.

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

11.) The legal proceedings item for the Form 10-K for the year ended September 30, 2001 included disclosure of a class action lawsuit filed in August 2001 against Laclede Gas. Laclede Gas filed a motion to dismiss the lawsuit that was granted by the Court on February 22, 2002. The plaintiff did not file an amended petition within the time granted by the Court but filed an appeal on April 3, 2002. On May 13, 2002, the plaintiff dismissed the appeal.

12.) On March 15, 2002, the Staff of the MoPSC filed its recommendation in the proceeding established to review Laclede Gas' gas costs for fiscal 2000. In its recommendation, the Staff proposed to disallow the recovery of approximately $2.6 million in gas costs on the alleged grounds that Laclede Gas had slightly more transportation capacity than necessary to serve its customers. On May 9, 2002, the Staff revised its recommendation to withdraw the $2.6 million proposed disallowance.

         On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas believes that Staff's position lacks merit and intends to vigorously oppose the adjustment in a proceeding before the MoPSC, which is currently scheduled to occur in February 2003. Regulatory proceeding results are, however, inherently uncertain, and to the extent that a final Commission decision sustains Staff's recommended disallowance, the proceeding's outcome could have a material effect on the future financial position and results of operations of Laclede Gas. Missouri statute provides an opportunity for court review of Commission decisions.

13.) On May 31, 2002, the Staff of the Commission filed a Motion to Investigate Laclede Gas Company's alleged transfer of its gas supply function to Laclede Energy Services, Inc. (LES), a subsidiary of Laclede Group, and such action's ramifications, including whether such alleged transfer required Commission approval or was otherwise lawful. On June 10, Laclede Gas responded, pointing out that it had not transferred its gas supply functions to LES but had instead delegated six employees to LES with responsibility for performing various administrative duties, many of which had been performed in prior years by an outside party. Laclede Gas remains primarily responsible for the gas supply function. Laclede urged the Commission to deny Staff's Motion on this and other grounds. By its order granting Motion to Establish Case issued July 16, 2002, the Commission concluded that a case should be established to investigate the issues raised by the Staff; ordered the Staff to file a status report regarding progress of the investigation not later than November 13, 2002; and authorized any responses to Staff's status report to be filed not later than ten days after the status report filing. Laclede Gas believes its action complies with applicable law and intends to participate in the case and vigorously defend its delegation of administrative services in connection with the gas supply function. The outcome of any regulatory proceeding is often uncertain. However, Laclede Gas does not believe that the eventual outcome of the case will have any material effect on the financial results of Laclede Gas.

14.) SM&P has several operating leases, the aggregate annual cost of which is approximately $11 million, consisting primarily of revolving operating leases for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $15 million.

         Laclede Group has issued a $5.0 million guarantee of performance and payment of certain gas supply purchases by Laclede Energy Resources, Inc. (the Company's non-utility marketing affiliate) starting in July 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek," and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

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

THE LACLEDE GROUP, INC.


RESULTS OF OPERATIONS

Quarter Ended June 30, 2002

Laclede Group's results for the quarter ended June 30, 2002 were primarily impacted by the regulated activities of its largest subsidiary, Laclede Gas Company, Missouri's largest natural gas distribution company. Since those utility earnings are generated by the sale of heating energy, which is heavily influenced by the weather, the Utility typically experiences losses over the last half of its fiscal year. The seasonal effect of the Utility was tempered somewhat by the addition of SM&P Utility Resources, Inc. (SM&P), whose operations tend to be counter-seasonal to those of Laclede Gas.

Laclede Group recorded a loss of $.05 per share for the quarter ended
June 30, 2002 compared with a loss of $.20 per share reported for the quarter ended June 30, 2001. The improvement in Laclede Group's results was primarily attributable to income recorded this quarter from the operations of its newly-acquired subsidiary, SM&P, a wholly owned facility locating and marking business acquired on January 28, 2002. The results of Laclede Gas improved slightly over the same quarter last year primarily due to the impact of: higher gas sales resulting from cooler weather experienced this year during the quarter, and a $15 million annual general rate increase (implemented December 1, 2001). These factors were partially offset by the adverse effect of the Missouri Public Service Commission's (MoPSC's) decision allowing the Utility's highly successful Gas Supply Incentive Plan
(GSIP) to expire on September 30, 2001 despite the significant benefits derived for customers and shareholders during the past five years the program was in effect.

Utility operating revenues for the quarter ended June 30, 2002 were $87.3 million, or $16.9 million less than the same period last year. The decrease was primarily attributable to reduced wholesale natural gas prices that are passed on to Utility customers, subject to prudence review, under the Purchased Gas Adjustment (PGA) Clause. This decrease was partially offset by higher gas sales levels resulting from the cooler weather during the quarter and the general rate increase. System therms sold and transported increased by 18.1 million therms, or 15.5%, above the quarter ended June 30, 2001.

Laclede Group's non-utility operating revenues for this quarter were $60.0 million, or $41.3 million, above those revenues for the same quarter last year mainly due to additional revenues recorded this year resulting from the recent acquisition of SM&P and increased gas marketing sales by Laclede Energy Resources, Inc. Laclede Gas' other operating revenues decreased $18.0 million reflecting exclusion of subsidiary revenues in the presentation of this year's amounts subsequent to the October 1, 2001 restructuring.

Utility operating expenses for the quarter ended June 30, 2002 decreased $17.9 million from the same quarter last year. Natural and propane gas expense decreased $16.0 million below last year's level primarily due to decreased rates charged by suppliers, partially offset by higher volumes purchased for sendout arising from cooler weather. Other operation and maintenance expenses increased $.4 million, or 1.4%, primarily due to higher group insurance charges, lower net pension credits, higher wage rates, increased insurance premiums and costs to remove retired utility plant, partially offset by lower maintenance expenses. Depreciation and amortization expense decreased $.5 million primarily due to the net effect of lower depreciation rates instituted December 1, 2001 (reflecting elimination of a provision for removal costs), as authorized by the MoPSC, partially offset by additional depreciable property. Taxes, other than income, decreased $1.8 million, or 15.6%, primarily due to lower gross receipts taxes (reflecting the decreased revenues).

Laclede Group's non-utility operating expenses increased $37.5 million this quarter mainly due to the operating expenses of recently-acquired SM&P and increased gas expense associated with gas marketing sales by Laclede Energy Resources, Inc. Laclede Gas' other operating expenses decreased $17.6 million reflecting exclusion of subsidiary expenses in the presentation of this year's amounts subsequent to the October 1, 2001 restructuring.

The $.4 million decrease in Laclede Group's interest expense was primarily due to decreased short-term interest expense (reflecting lower rates and reduced average borrowings) partially offset by higher interest on long-term debt resulting from the issuance of $50 million of 6 5/8% first mortgage bonds in June 2001 and interest charges related to the bank note used to finance the acquisition of SM&P. The $.7 million decrease in Laclede Gas' interest expense was primarily due to the aforementioned reduction in short-term interest charges, partially offset by higher interest on long-term debt.

The decrease in income taxes is mainly due to lower pre-tax income.


Nine Months Ended June 30, 2002

Laclede Group's earnings were $1.46 per share for the nine months ended
June 30, 2002 compared with $1.88 per share for the same period last year. Earnings were primarily comprised of those of Laclede Gas, which were adversely affected by lower gas sales arising from temperatures in its service area that were significantly warmer than last year and the expiration of the GSIP. Temperatures for the nine-month period ended
June 30, 2002 were 15% warmer than normal and 22% warmer than the same period last year. Earnings during the period were positively impacted, but to a lesser extent, by the benefit of the general rate increase put into effect by Laclede Gas on December 1, 2001, nearly $4.9 million of pre-tax income produced by the Utility's Price Stabilization Program (PSP) recorded this year and higher income from off system sales. Laclede Gas had previously offered to include the aforementioned PSP revenues in a continuation of the program, but the program was allowed to expire on March 31, 2002. The PSP is discussed further in the Regulatory Matters section below. The impact of the operating income recorded by SM&P since its acquisition on January 28, 2002 on Laclede Group's earnings has not been material to date; however, the acquisition is expected to be accretive to earnings for the entire fiscal year.

Utility operating revenues for the nine months ended June 30, 2002 were $527.3 million, or $316.8 million less than the same period last year. The decrease was primarily attributable to reduced wholesale natural gas prices that are passed on to Utility customers, subject to prudence review, under the PGA Clause and lower gas sales levels resulting from the warmer weather. These factors were partially offset by higher off system sales and the general rate increase. System therms sold and transported decreased by 155.6 million therms, or 15.8%, below the nine months ended June 30, 2001.

Laclede Group's non-utility operating revenues for this period were $102.1 million, an increase of $35.6 million, from those revenues for the same period last year mainly attributable to revenues recorded this year due to the recent acquisition of SM&P partially offset by lower gas marketing sales by Laclede Energy Resources, Inc. Laclede Gas' other operating revenues decreased $64.6 million reflecting exclusion of subsidiary revenues in the presentation of this year's amounts subsequent to the October 1, 2001 restructuring.

Utility operating expenses for the nine months ended June 30, 2002 decreased $303.1 million from the same period last year. Natural and propane gas expense decreased $287.3 million below last year's level primarily attributable to decreased rates charged by suppliers and lower volumes purchased for sendout due to the warmer weather, partially offset by higher off system gas expense. Other operation and maintenance expenses increased $.8 million, or .8%, primarily due to higher group insurance charges, higher wage rates, increased insurance premiums, lower net pension credits, and costs to remove retired utility plant, largely offset by a lower provision for uncollectible accounts and reduced distribution and maintenance charges. Depreciation and amortization expense decreased $.9 million primarily due to the net effect of lower depreciation rates instituted December 1, 2001 (reflecting elimination of a provision for removal costs), as authorized by the MoPSC and increased depreciable property. Taxes, other than income, decreased $15.7 million, or 27.7%, primarily due to lower gross receipts taxes (reflecting the decreased revenues).

Laclede Group's non-utility operating expenses increased $36.0 million for the nine months ended June 30, 2002 mainly due to higher operating expenses of the newly-acquired SM&P partially offset by lower gas expense associated with gas marketing sales by Laclede Energy Resources, Inc. Laclede Gas' other operating expenses decreased $62.9 million reflecting exclusion of subsidiary expenses in the presentation of this year's amounts subsequent to the October 1, 2001 restructuring.

The $2.8 million decrease in Laclede Group's interest expense was primarily due to decreased short-term interest expense (reflecting lower rates and reduced average borrowings) partially offset by higher interest on long-term debt resulting from the issuance of $50 million of 6 5/8% first mortgage bonds in June 2001 and interest charges related to the bank note used to finance the acquisition of SM&P. The $3.2 million decrease in Laclede Gas' interest expense was primarily due to the aforementioned reduction in short-term interest charges, partially offset by higher interest on long-term debt.

The decrease in income taxes is mainly due to lower pre-tax income.



Regulatory Matters
------------------
On January 25, 2002, Laclede filed a request with the Missouri Public Service Commission (MoPSC or Commission) for a general rate increase to recover costs related to the operation of its gas distribution system. Laclede does not anticipate higher rate levels during the current fiscal year. As part of this rate increase filing, the Utility is proposing a Weather Mitigation Plan (Plan) that would protect its customers from weather-related fluctuations in their bills and help stabilize its annual revenues in that regard. Currently, revenues of Laclede Gas increase or decrease depending on colder- or warmer-than-normal weather. The objective of the Plan is to mitigate the volatile effects of weather on the distribution costs of Laclede Gas, that portion of a customer's bill that covers the cost of operating and maintaining the distribution system and storage facilities. It would not affect increases and decreases in wholesale gas costs that are passed on to customers in accordance with the Purchased Gas Adjustment (PGA) Clause. By stabilizing weather-related revenues, the Plan would allow Laclede Gas to cover what are primarily fixed costs that do not fluctuate with the weather while still providing a fair return on investment. On January 31, 2002, the Commission issued an order suspending the general rate increase until it has reviewed and audited the filing, held hearings and reached its determination whether and to what extent the rate increase request should be granted. By statute, the MoPSC process may take no longer than eleven months. Laclede's request is for a rate adjustment that would increase its annual revenues by $36.1 million and increase a typical residential heating customer's bill by an average of about $4.40 a month. The Commission Staff and Office of Public Counsel generally opposed the rate increase. Hearings will be held during the last week in August 2002, and a decision is expected by December 25, 2002. Historically, the MoPSC has not granted Laclede's rate increase requests in full.

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

Under the GSIP of Laclede Gas, the Utility shared with its customers certain gains and losses related to the acquisition and management of its gas supply assets. The provisions of the GSIP extended through September 30, 2001. In September, 2001, the MoPSC ruled that the GSIP should be allowed to expire. On February 19, 2002, the MoPSC denied Laclede Gas' application for rehearing. Laclede Gas filed a petition for judicial review of the MoPSC's decision with the Cole County Circuit Court, together with a motion requesting that the MoPSC's decision be stayed. The request for stay was denied on May 13, 2002. The petition for judicial review is still pending. However, pursuant to the rate case settlement approved by the MoPSC in November 2001, the MoPSC authorized Laclede Gas to retain all income from releases of pipeline capacity effective December 1, 2001. Income from releases of pipeline capacity was previously shared with customers under the GSIP. Laclede Gas continues to retain all income resulting from sales outside of its traditional service area, as previously authorized by the MoPSC. Income related to releases of pipeline capacity and sales made outside its traditional service area are volatile in nature and subject to market conditions.

On March 8, 2002, Laclede Gas filed an application requesting that the MoPSC issue an Accounting Authority Order (AAO) that would allow Laclede to defer for future recovery consideration unrecovered costs due solely to the negative impact of the extraordinarily warm weather experienced in the Utility's service area this past winter. The MoPSC Staff and Office of Public Counsel have opposed the AAO request. The Commission has not yet ruled on the matter, but a hearing is scheduled during the week of August 19, 2002. There were no costs relative to this request deferred on the Utility's books at June 30, 2002.

On March 15, 2002, the Staff of the MoPSC filed its recommendation in the proceeding established to review Laclede Gas' gas costs for fiscal 2000. In its recommendation, the Staff proposed to disallow the recovery of approximately $2.6 million in gas costs on the alleged grounds that Laclede Gas had slightly more transportation capacity than necessary to serve its customers. On May 9, 2002, the Staff revised its recommendation to withdraw the $2.6 million proposed disallowance.

On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas believes that Staff's position lacks merit and intends to vigorously oppose the adjustment in a proceeding before the MoPSC, which is currently scheduled to occur in February 2003. Regulatory proceeding results are, however, inherently uncertain, and to the extent that a final Commission decision sustains Staff's recommended disallowance, the proceeding's outcome could have a material effect on the future financial position and results of operations of Laclede Gas. Missouri statute provides an opportunity for court review of Commission decisions.

Laclede Gas previously appealed the MoPSC's decision in its 1999 rate case relative to the calculation of its depreciation rates. The Circuit Court remanded the decision to the MoPSC based on inadequate findings of fact. The MoPSC upheld its previous order and Laclede Gas appealed this second order to the Court. On April 29, 2002, the Court ruled that the MoPSC's second order was lawful and reasonable. On June 7, 2002, Laclede Gas appealed the Circuit Court's decision to the Missouri Western District Court of Appeals.

On May 31, 2002, the Staff of the Commission filed a Motion to Investigate Laclede Gas Company's alleged transfer of its gas supply function to Laclede Energy Services, Inc. (LES), a subsidiary of Laclede Group, and such action's ramifications, including whether such alleged transfer required Commission approval or was otherwise lawful. On June 10, Laclede Gas responded, pointing out that it had not transferred its gas supply functions to LES but had instead delegated six employees to LES with responsibility for performing various administrative duties, many of which had been performed in prior years by an outside party. Laclede Gas remains primarily responsible for the gas supply function. Laclede urged the Commission to deny Staff's Motion on this and other grounds. By its order granting Motion to Establish Case issued July 16, 2002, the Commission concluded that a case should be established to investigate the issues raised by the Staff; ordered the Staff to file a status report regarding progress of the investigation not later than November 13, 2002; and authorized any responses to Staff status report to be filed not later than ten days after the status report filing. Laclede Gas believes its action complies with applicable law and intends to participate in the case and vigorously defend its delegation of administrative services in connection with the gas supply function. The outcome of any regulatory proceeding is often uncertain. However, Laclede Gas does not believe that the eventual outcome of the case will have any material effect on the financial results of Laclede Gas.

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


Credit Ratings
--------------

As of June 30, 2002, credit ratings of the Company were as follows:

Type of  Facility                   Moody's          S&P          Fitch
-----------------                   -------          ---          -----
Laclede Gas Commercial Paper        P-1              A-1
Laclede Group Corporate                              A+
Laclede Gas First Mortgage Bonds    A1               A+           A+

On April 24, 2002, Standard & Poors (S&P) downgraded the rating for Laclede Gas' First Mortgage Bonds from AA- to A+, and also downgraded the commercial paper rating from A-1+ to A-1. S&P cited bondholder protection parameters that have eroded due to several successive warmer-than-normal winters and increasing debt leverage as reasons for the downgrade. On May 2, 2002, Moody's downgraded Laclede Gas' First Mortgage Bonds from Aa3 to A1. Moody's cited concerns regarding Laclede's weakened credit measures due to increased earnings pressure and near-term regulatory risk. Moody's outlook remains negative due to regulatory risk.

Despite these recent downgrades, the Company's ratings remain investment grade, and the Company believes that it will have adequate access to the markets to meet its capital requirements. These ratings however, remain subject to review and change by the rating agencies.


Liquidity and Capital Resources
-------------------------------

The Company's short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the gap between when it purchases its natural gas and when its customers pay for that gas. These short-term cash requirements have traditionally been met through the Utility's sale of commercial paper supported by lines of credit with banks. Laclede Gas currently has a primary line of credit for $135 million extending through September 30, 2002. Laclede Gas also has supplemental lines of credit expiring in January 2003 that bring the total credit lines to $150 million currently. During fiscal 2002 to date, the Utility sold commercial paper aggregating to a maximum of $139.7 million at any one time, but did not borrow from the banks under the aforementioned lines of credit. Commercial paper amounted to $70.5 million at June 30, 2002.

Short-term cash requirements outside of Laclede Gas have been met thus far with internally-generated funds. However, Laclede Group has put into place a working capital line of credit for $20 million, expiring in June 2003, to meet short-term funding needs of its non-utility subsidiaries. While this line has not been used to date, it is expected to be used for seasonal needs of the various subsidiaries from time to time throughout the year.

On April 22, 2002, Laclede Group filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) in connection with the sale of up to $500 million of equity securities, other than preferred stock, and debt securities. This registration statement became effective on May 6, 2002. The amount, timing and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Certain of the Company's credit facilities include rating triggers which would trigger default in the event that the Company's ratings fall below a specified level. These triggers apply specifically to the $42.8 million outstanding bank loan which was used to acquire SM&P and the $20 million working capital line of credit (none of which has been employed at this writing). Both the bank loan and the line of credit were obtained from U.S. Bank, N.A., and include interest rates at the lower of a rate indexed to LIBOR, or Prime. The applicable rating triggers are a rating on Laclede Gas Company's senior secured debt of no lower than A3 (Moody's) or A- (S&P). Therefore, these triggers would only take effect in the event of a downgrade of three notches from the current levels.

SM&P has several operating leases, the aggregate annual cost of which is approximately $11 million, consisting primarily of revolving operating leases for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $15 million.

Laclede Group has issued a $5.0 million guarantee of performance and payment of certain gas supply purchases by Laclede Energy Resources, Inc. (the Company's non-utility marketing affiliate) starting in July 2002.

Utility construction expenditures were $33.9 million for the nine months ended June 30, 2002, compared with $33.6 million for the same period last year. Non-utility construction expenditures were $.4 million for the same period this year.

Consolidated capitalization at June 30, 2002, excluding current obligations of long-term debt and preferred stock, decreased $16.7 million since September 30, 2001 and consisted of 53.2% Laclede Group common stock equity, ..2% Laclede Gas preferred stock equity and 46.6% Laclede Gas long-term debt.

The seasonal nature of Laclede Gas' sales affects the comparison of certain balance sheet items at June 30, 2002 and at September 30, 2001 such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Liabilities, and Advance and Delayed Customer Billings.



Market Risk
-----------

The management of Laclede Gas has adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments (except as provided for previously under the PSP) are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC provides for the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any earnings impact as a result of the use of these financial instruments. At June 30, 2002, the Utility held futures contracts and options extending through March 2003 under the policy.



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

With regard to the Shrewsbury site, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2,307,000. As of June 30, 2002, Laclede Gas has paid $2,214,000 and reserved $93,000 for these actions. If regulators require additional actions, Laclede Gas will incur additional costs.

The Carondelet City of St. Louis site was placed into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. Laclede Gas currently estimates that the cost of the site investigations, agency oversight and related legal and engineering consulting may be approximately $609,000. Currently, Laclede Gas has paid $512,000 and reserved an additional $97,000. Laclede has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed Laclede Gas to date for $159,000. Laclede Gas anticipates additional reimbursement from this party of approximately $69,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable. Laclede Gas and the participating former owner and operator are currently having discussions with the City of St. Louis, the present owner of the site, regarding remediation and development possibilities.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of environmental matters and Laclede Gas' pending regulatory matters, see the Management's Discussion and Analysis, Environmental Matter, page 24 and Regulatory Matters, page 21.

The legal proceedings item for the Form 10-K for the year ended
September 30, 2001 included disclosure of a class action lawsuit filed in August 2001 against Laclede Gas. Laclede Gas filed a motion to dismiss the lawsuit that was granted by the Court on February 22, 2002. The plaintiff did not file an amended petition within the time granted by the Court but filed an appeal on April 3, 2002. On May 13, 2002, the plaintiff dismissed the appeal.




Item 6. Exhibits and Reports on Form 8-K

(a)  See Exhibit Index

(b)  Reports on Form 8-K

During the quarter, Laclede Group filed two reports on Form 8-K:

1. Form 8-K with report date of May 6, 2002, reporting under Item 9 a slide presentation made by Laclede Group, Inc. management at the American Gas Association's Financial Analysts Conference.

2. Form 8-K with report date of May 29, 2002 reporting under Item 5 updates to several regulatory and legal matters.

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

                                              The Laclede Group, Inc.
                                              Laclede Gas Company
                                              (Co-Registrants)



                                              By: /s/ Gerald T. McNeive Jr.
                                                  -------------------------
Dated:  July 26, 2002                             Gerald T. McNeive Jr.
        ----------------                          Senior Vice President
                                                  (Authorized Signatory and
                                                  Chief Financial Officer)

                                       Index to Exhibits

                                                                                  Sequentially
Exhibit                                                                             Numbered
Number   Exhibit                                                                      Page
------   -------                                                                  ------------
10.1     Transportation Service Agreement For Rate Schedule FSS contract #3147 between Laclede Gas Company and Mississippi River Transmission
         Corporation effective May 1, 2002.                                            29


10.2     Transportation Service Agreement For Rate Schedule FTS contract #3310 between Laclede Gas Company and Mississippi River Transmission
         Corporation effective May 1, 2002.                                            33


10.3     Transportation Service Agreement For Rate Schedule FTS contract #3311 between Laclede Gas Company and Mississippi River Transmission
         Corporation effective May 1, 2002.                                            43


10.4     Revolving Credit Agreement between The Laclede Group, Inc. and U.S.
         Bank National Association dated June 13, 2002.                                49
