Form 10-Q
period 2005-03-31
LACLEDE GROUP INC; LACLEDE GAS CO
filed 2005-04-29
CIK 1126956, 57183

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2005
OR
( )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934


     -------------------------------------------------------------------------------------------------------
     Commission File    Exact Name of Registrant as            State of              I.R.S.
     Number             Specified in its Charter and           Incorporation         Employer
                        Principal Office Address and                                 Identification Number
                        Telephone Number
     -------------------------------------------------------------------------------------------------------
     1-16681            The Laclede Group, Inc.                Missouri              74-2976504
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------------
     1-1822             Laclede Gas Company                    Missouri              43-0368139
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------------


Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

                  The Laclede Group, Inc.:          Yes X        No
                                                        ---         ---

                  Laclede Gas Company:              Yes X        No
                                                        ---         ---

and (2) has been subject to such filing requirements for the past 90 days:

                  The Laclede Group, Inc.:          Yes X        No
                                                        ---         ---

                  Laclede Gas Company:              Yes X        No
                                                        ---         ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                  The Laclede Group, Inc.           Yes X        No
                                                        ---         ---

                  Laclede Gas Company:              Yes          No X
                                                        ---         ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                                                   Shares Outstanding At
Registrant                             Description of Common Stock                    April 29, 2005
----------                             ---------------------------                    --------------
The Laclede Group, Inc.                Common Stock ($1.00 Par Value)                    21,113,155
Laclede Gas Company                    Common Stock ($1.00 Par Value)                        10,031*

*100% owned by The Laclede Group, Inc.



TABLE OF CONTENTS                                                                 Page No.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

         The Laclede Group, Inc.:
                  Statements of Consolidated Income                                4
                  Statements of Consolidated Comprehensive Income                  5
                  Consolidated Balance Sheets                                      6-7
                  Statements of Consolidated Cash Flows                            8
                  Notes to Consolidated Financial Statements                       9-18

         Laclede Gas Company:
                  Statements of Income                                        Ex. 99.1, p. 1
                  Balance Sheets                                              Ex. 99.1, pp. 2-3
                  Statements of Cash Flows                                    Ex. 99.1, p. 4
                  Notes to Financial Statements                               Ex. 99.1, pp. 5-10


Item 2   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (The Laclede Group, Inc.)                 19-31
         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Laclede Gas Company)                 Ex. 99.1, pp. 11-21

Item 3   Quantitative and Qualitative Disclosures About Market Risk               32

Item 4   Controls and Procedures                                                  32

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                        33

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds              33

Item 4   Submission of Matters to a Vote of Security Holders                      33

Item 6   Exhibits                                                                 33

SIGNATURES - The Laclede Group, Inc.                                              34

SIGNATURES - Laclede Gas Company                                                  35

INDEX TO EXHIBITS                                                                 36

Filing Format
-------------
This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).



                                     2

                                   PART I
                            FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2004.



Item 1. Financial Statements

                                                  THE LACLEDE GROUP, INC.
                                             STATEMENTS OF CONSOLIDATED INCOME
                                                        (UNAUDITED)

(Thousands, Except Per Share Amounts)


                                                       Three Months Ended                Six Months Ended
                                                            March 31,                        March 31,
                                                   ----------------------------    ------------------------------
                                                         2005           2004              2005            2004
                                                         ----           ----              ----            ----
Operating Revenues:
 Regulated
    Gas distribution                                  $ 434,996      $ 396,898        $  726,249       $ 658,248
  Non-Regulated
     Services                                            23,806         15,250            51,792          34,798
     Gas marketing                                      116,607         61,480           234,786         112,463
     Other                                                1,146          1,327             6,213           2,083
                                                   ----------------------------    ------------------------------
      Total Operating Revenues                          576,555        474,955         1,019,040         807,592
                                                   ----------------------------    ------------------------------
Operating Expenses:
  Regulated

    Natural and propane gas                             321,228        288,284           527,652         463,559
    Other operation expenses                             34,675         32,808            65,600          62,291
    Maintenance                                           4,680          4,641             8,894           9,070
    Depreciation and amortization                         5,667          5,711            10,972          11,369
    Taxes, other than income taxes                       26,477         24,897            42,300          39,729
                                                   ----------------------------    ------------------------------
      Total regulated operating expenses                392,727        356,341           655,418         586,018
  Non-Regulated

    Services                                             26,303         19,538            53,175          39,849
    Gas marketing                                       113,705         59,813           229,491         110,101
    Other                                                   846            804             6,017           1,771
                                                   ----------------------------    ------------------------------
      Total Operating Expenses                          533,581        436,496           944,101         737,739
                                                   ----------------------------    ------------------------------
Operating Income                                         42,974         38,459            74,939          69,853
                                                   ----------------------------    ------------------------------
Other Income and (Income Deductions) - Net                  (94)         1,931             1,480           3,390
                                                   ----------------------------    ------------------------------
Interest Charges:

  Interest on long-term debt                              5,643          4,815            11,551           9,629
  Interest on long-term debt to unconsolidated
    affiliate trust                                         893            893             1,786           1,786
  Other interest charges                                  1,318            999             2,288           2,084
                                                   ----------------------------    ------------------------------
      Total Interest Charges                              7,854          6,707            15,625          13,499
                                                   ----------------------------    ------------------------------
Income Before Income Taxes                               35,026         33,683            60,794          59,744
Income Tax Expense                                       12,568         12,128            21,704          21,582
                                                   ----------------------------    ------------------------------
Net Income                                               22,458         21,555            39,090          38,162
Dividends on Redeemable Preferred Stock -
  Laclede Gas                                                15             15                30              31
                                                   ----------------------------    ------------------------------
Net Income Applicable to Common Stock                 $  22,443      $  21,540        $   39,060       $  38,131
                                                   ============================    ==============================

Average Number of Common Shares
   Outstanding                                           21,060         19,167            21,038          19,142

Basic Earnings Per Share of Common Stock                  $1.07          $1.12             $1.86           $1.99

Diluted Earnings Per Share of Common Stock                $1.06          $1.12             $1.85           $1.99

Dividends Declared Per Share of Common
   Stock                                                  $.345          $.340             $.685           $.675

See notes to consolidated financial statements.

                                                  THE LACLEDE GROUP, INC.
                                      STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                                        (UNAUDITED)

(Thousands)


                                                              Three Months Ended              Six Months Ended
                                                                  March 31,                      March 31,
                                                          ---------------------------    ---------------------------
                                                                2005          2004              2005         2004
                                                                ----          ----              ----         ----
Net Income Applicable to Common Stock                         $ 22,443      $ 21,540          $ 39,060     $ 38,131
                                                          ---------------------------    ---------------------------
Other Comprehensive Loss, Before Tax:
  Net losses on cash flow hedging derivative
     instruments:
     Net hedging loss arising during period                     (3,938)       (1,626)           (3,182)      (2,143)
     Reclassification adjustment for (gains) losses
       included in net income                                     (439)          294             2,012         (943)
                                                          ---------------------------    ---------------------------
     Net unrealized losses on cash flow hedging
       derivative instruments                                   (4,377)       (1,332)           (1,170)      (3,086)
                                                          ---------------------------    ---------------------------
Other Comprehensive Loss, Before Tax                            (4,377)       (1,332)           (1,170)      (3,086)
Income Tax Benefit Related to Items of Other
  Comprehensive Loss                                            (1,691)         (515)             (452)      (1,192)
                                                          ---------------------------    ---------------------------
Other Comprehensive Loss, Net of Tax                            (2,686)         (817)             (718)      (1,894)
                                                          ---------------------------    ---------------------------
Comprehensive Income                                          $ 19,757      $ 20,723          $ 38,342     $ 36,237
                                                          ===========================    ===========================





See notes to consolidated financial statements.

                                                  THE LACLEDE GROUP, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)

                                                                 Mar. 31,            Sept. 30,        Mar. 31,
                                                                   2005                2004             2004
                                                                   ----                ----             ----
(Thousands)

                          ASSETS
Utility Plant                                                   $1,093,093          $1,070,522       $1,050,823
  Less: Accumulated depreciation and amortization                  431,568             423,647          416,767
                                                             --------------     --------------    -------------
      Net Utility Plant                                            661,525             646,875          634,056
                                                             --------------     --------------    -------------
Goodwill                                                            28,124              28,124           28,124
                                                             --------------     --------------    -------------
Other Property and Investments                                      47,865              46,082           45,805
                                                             --------------     --------------    -------------
Current Assets:
  Cash and cash equivalents                                         17,812              13,854           25,173
  Accounts receivable:
       Gas Customers - billed and unbilled                         148,776              76,223          127,261
       Other                                                       107,644              51,822           75,710
       Allowances for doubtful accounts                            (11,309)            (10,362)          (8,117)
    Delayed customer billings                                       26,867                   -           36,141
  Inventories:
       Natural gas stored underground at LIFO cost                  32,691             131,773           29,422
       Propane gas at FIFO cost                                     19,982              15,808           12,914
       Materials, supplies, and merchandise at avg. cost             4,874               4,714            4,686
  Derivative instrument assets                                       9,048              16,857            7,841
  Unamortized purchased gas adjustments                              7,724              19,618                -
  Deferred income taxes                                              6,897               1,321            5,694
  Prepayments and other                                             13,032              16,008            7,375
                                                             --------------     --------------    -------------
      Total Current Assets                                         384,038             337,636          324,100
                                                             --------------     --------------    -------------
Deferred Charges:
  Prepaid pension cost                                              87,292              92,026          104,790
  Regulatory assets                                                104,293             104,703           98,313
  Other                                                              7,037               9,849            9,389
                                                             --------------     --------------    -------------
      Total Deferred Charges                                       198,622             206,578          212,492
                                                             --------------     --------------    -------------
Total Assets                                                    $1,320,174          $1,265,295       $1,244,577
                                                             ==============     ==============    =============




See notes to consolidated financial statements.


                                                  THE LACLEDE GROUP, INC.
                                          CONSOLIDATED BALANCE SHEETS (Continued)
                                                        (UNAUDITED)


                                                                         Mar. 31,           Sept. 30,        Mar. 31,
                                                                           2005               2004             2004
                                                                           ----               ----             ----
(Thousands, except share amounts)
                  CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (70,000,000 shares authorized, 21,082,442,
    20,981,165 and 19,187,777 shares issued, respectively)             $   21,082        $   20,981        $   19,188
  Paid-in capital                                                         118,755           116,058            71,157
  Retained earnings                                                       245,121           220,483           236,814
  Accumulated other comprehensive loss                                     (2,325)           (1,607)           (1,974)
                                                                     -------------    --------------     -------------
      Total common stock equity                                           382,633           355,915           325,185
  Redeemable preferred stock (less current sinking fund
    requirements) - Laclede Gas                                               948             1,108             1,108
  Long-term debt to unconsolidated affiliate trust                         46,400            46,400            46,400
  Long-term debt (less current portion) - Laclede Gas                     333,985           333,936           234,661
                                                                     -------------    --------------     -------------
      Total Capitalization                                                763,966           737,359           607,354
                                                                     -------------    --------------     -------------
Current Liabilities:
  Notes payable                                                            86,230            71,380           191,415
  Accounts payable                                                        128,529            68,366            88,541
  Advance customer billings                                                     -            23,620                 -
  Current portion of long-term debt and preferred stock                        95            25,145            25,150
  Wages and compensation accrued                                           15,727            15,596            14,558
  Dividends payable                                                         7,367             7,214             6,601
  Customer deposits                                                        11,220            10,661             7,799
  Interest accrued                                                         10,133            10,920             7,350
  Taxes accrued                                                            32,840            16,725            29,103
  Unamortized purchased gas adjustment                                          -                 -             1,458
  Other                                                                    12,485            13,003            13,035
                                                                     -------------    --------------     -------------
    Total Current Liabilities                                             304,626           262,630           385,010
                                                                     -------------    --------------     -------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                   190,228           189,626           185,748
  Unamortized investment tax credits                                        4,844             5,010             5,163
  Pension and postretirement benefit costs                                 20,242            20,484            24,635
  Regulatory liabilities                                                   14,544            28,210            13,878
  Other                                                                    21,724            21,976            22,789
                                                                     -------------    --------------     -------------
      Total Deferred Credits and Other Liabilities                        251,582           265,306           252,213
                                                                     -------------    --------------     -------------
Total Capitalization and Liabilities                                   $1,320,174        $1,265,295        $1,244,577
                                                                     =============    ==============     =============



See notes to consolidated financial statements.

                                                  THE LACLEDE GROUP, INC.
                                           STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                        (UNAUDITED)

                                                                                      Six Months Ended
                                                                                          March 31,
                                                                             ------------------------------------
                                                                                      2005                2004
                                                                                      ----                ----
(Thousands)
Operating Activities:
  Net Income                                                                        $ 39,090           $  38,162
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                     12,684              13,174
    Deferred income taxes and investment
      tax credits                                                                     (1,336)              2,506
    Other - net                                                                          421                 110
    Changes in assets and liabilities:
      Accounts receivable - net                                                     (127,428)            (90,520)
      Unamortized purchased gas adjustments                                           11,894              (4,407)
      Deferred purchased gas costs                                                   (14,690)             26,911
      Delayed customer billings - net                                                (50,487)            (51,502)
      Accounts payable                                                                60,163              22,540
      Taxes accrued                                                                   16,115              15,892
      Natural gas stored underground                                                  99,082              87,809
      Other assets and liabilities                                                     8,962              19,984
                                                                             ----------------    ----------------
          Net cash provided by operating activities                                 $ 54,470           $  80,659
                                                                             ----------------    ----------------

Investing Activities:
  Construction expenditures                                                          (28,454)            (25,133)
  Net investment in trusts                                                            (1,149)             (1,702)
  Other investments                                                                      966                 858
                                                                             ----------------    ----------------
         Net cash used in investing activities                                      $(28,637)          $ (25,977)
                                                                             ----------------    ----------------

Financing Activities:
  Maturity of first mortgage bonds                                                   (25,000)                  -
  Issuance (repayment) of short-term debt - net                                       14,850             (26,785)
  Dividends paid                                                                     (14,312)            (12,818)
  Issuance of common stock                                                             2,797               2,803
  Preferred stock reacquired                                                            (210)                  -
                                                                             ----------------    ----------------
          Net cash used in financing activities                                     $(21,875)          $ (36,800)
                                                                             ----------------    ----------------

Net Increase in Cash and Cash Equivalents                                           $  3,958           $  17,882
Cash and Cash Equivalents at Beginning of Period                                      13,854               7,291
                                                                             ----------------    ----------------
Cash and Cash Equivalents at End of Period                                          $ 17,812           $  25,173
                                                                             ================    ================


Supplemental Disclosure of Cash Paid During the Period for:
    Interest                                                                        $ 16,021           $  13,163
    Income taxes                                                                       4,213                 274

See notes to consolidated financial statements.

                           THE LACLEDE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. Certain prior-period amounts have been reclassified to conform to current-period presentation. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Fiscal Year 2004 Form 10-K.
         The consolidated financial position, results of operations and cash flows of Laclede Group are comprised primarily from the consolidated financial position, results of operations and cash flows of Laclede Gas Company (Laclede Gas or the Utility). Laclede Gas is a regulated natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of the succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. The seasonal effect of the Utility's earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business, whose operations tend to be counter-seasonal to those of Laclede Gas.
         The consolidated financial statements include the accounts of Laclede Group and its subsidiary companies. All subsidiaries are wholly owned. Laclede Gas and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of Laclede Group except that certain intercompany transactions with Laclede Gas are not eliminated in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Those types of transactions include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table included in Note 7 under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns respectively.
         Investment in Unconsolidated Affiliate Trust -Laclede Group formed a wholly owned trust, Laclede Capital Trust I (Trust) for the sole purpose of issuing preferred securities and lending the gross proceeds to its parent, Laclede Group. The sole assets of the Trust are debentures of Laclede Group.
         UTILITY PLANT, DEPRECIATION AND AMORTIZATION - In January 2005, the Missouri Public Service Commission (MoPSC or Commission) issued an Order effective January 21, 2005 in the Utility's 1999 rate case relative to the calculation of its depreciation rates. In accordance with the provisions of the Order, Laclede Gas increased certain of its depreciation rates effective February 1, 2005 resulting in higher annual depreciation expense totaling $2.3 million. That same Order also required that operating expenses related to actual removal costs, which the Utility began expensing as incurred during fiscal 2002 pursuant to a previous Commission Order, be reduced by $2.3 million annually. As such, the Order had no immediate effect on income or the recovery of depreciation expenses.
         REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on a monthly cycle billing basis. The Utility records its regulated gas distribution revenues from gas sales and transportation service on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amount of accrued unbilled revenues at March 31, 2005 and 2004, for the Utility, were $26.2 million and $22.3 million, respectively. After accrual of related gas cost expense, the accrued pre-tax net revenues at March 31, 2005 and 2004 were $7.9 million and $6.9 million, respectively. The amount of accrued unbilled revenue at September 30, 2004 was $8.8 million.
         STOCK-BASED COMPENSATION - The Laclede Group Equity Incentive Plan was approved at the annual meeting of shareholders of Laclede Group on January 30, 2003. The purpose of the Equity Incentive Plan is to provide a competitive compensation program and to attract and retain those executive and other key employees essential to achieve the Company's strategic objectives. To accomplish this purpose, the Compensation Committee of the board of directors may grant awards under the Equity Incentive Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Under the terms of the Equity Incentive Plan, key employees of the Company and its subsidiaries, as determined at the sole discretion of the administrator, will be eligible to receive (a) restricted shares of common stock, (b) performance awards, (c) stock options exercisable into shares of common stock, (d) stock appreciation rights, and (e) stock units, as well as any other stock-based awards not inconsistent with the Equity Incentive Plan. Each award under the Equity Incentive Plan shall have a minimum vesting period of at least one year. The total number of shares that may be issued pursuant to awards under the Equity Incentive Plan may not exceed 1,250,000.
         During the six months ended March 31, 2005, the Company granted 234,000 non-qualified stock options to employees at an exercise price of $30.95 per share (none of these options were granted during the quarter ended March 31, 2005). The stock options vest one-fourth each year for four years after the date of the grant beginning November 4, 2005. The Company accounts for the Equity Incentive Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation expense has been recognized in net income, as all options granted under the Equity Incentive Plan had an exercise price equal to the market value of the Company's stock on the date of the grant.

         Stock option activity for the quarter ended March 31, 2005 is presented below:

                                                                       Weighted Average
                                                          Shares        Exercise Price
                                                       ------------  --------------------
         Outstanding at December 31, 2004                 616,000          $28.17

         Granted                                               -              -
         Exercised                                         24,125          $25.09
         Forfeited                                             -              -

         Outstanding at March 31, 2005                    591,875          $28.29

         Exercisable at March 31, 2005                     89,875          $26.01

         Exercise prices of options outstanding at March 31, 2005 range from $23.27 to $30.95. The weighted-average contractual life of these options is
8.8 years. The closing price of the Company's common stock was $29.20 at March 31, 2005.
         If compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the amounts shown in the following table. The weighted-average fair value of options granted during the six months ended March 31, 2005 is $6.73 per option. The estimated fair value of options would be amortized to expense over the options' vesting period and restricted stock would be expensed on the grant date.

                                                                 Three Months Ended             Six Months Ended
                                                                     March 31,                      March 31,
                                                            ---------------------------     --------------------------
                                                                   2005         2004             2005          2004
                                                                   ----         ----             ----          ----
         (Thousands, Except Per Share Amounts)
         Net income applicable to
            common stock, as reported                             $22,443     $ 21,540          $39,060      $ 38,131

         Deduct:  Total stock-based employee
            compensation expense determined
            under the fair value based method
            for all awards, net of tax effects                        144           84              266           176
                                                            ---------------------------     --------------------------

         Pro forma net income applicable
            to common stock                                       $22,299     $ 21,456          $38,794      $ 37,955
                                                            ===========================     ==========================

         Earnings per share:

         Basic - as reported                                        $1.07        $1.12            $1.86         $1.99
         Diluted - as reported                                      $1.06        $1.12            $1.85         $1.99
         Basic - pro forma                                          $1.06        $1.12            $1.84         $1.98
         Diluted - pro forma                                        $1.06        $1.12            $1.84         $1.98


         The fair value of the options granted during the six months ended March 31, 2005 was estimated at the date of grant using a binomial option pricing model with the following assumptions:

                                                           Six Months Ended
                                                            March 31, 2005
                                                         ---------------------
         Risk free interest rate                                4.10%
         Expected dividend yield of stock                       4.40%
         Expected volatility of stock                          25.00%
         Expected life of option                              96 months

         NEW ACCOUNTING STANDARDS - In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs." This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material effect on the financial position or results of operations of the Company.
         In December 2004, the FASB issued SFAS No. 123 (revised 2004) (123(R)), "Accounting for Stock-Based Compensation." This Statement is a revision to SFAS No. 123, and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement supersedes Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Company currently accounts for its Equity Incentive Plan in accordance with APB Opinion No. 25, and provides pro forma disclosures in the Notes to Consolidated Financial Statements regarding the effect on net income and earnings as if compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123. SFAS No. 123(R) was to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) amended the compliance date to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year. The Company is currently evaluating the provisions of this Statement, which it plans to adopt effective October 1, 2005.
         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This Statement is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect adoption of this Statement to have a material effect on the financial position or results of operations of the Company.
         In March 2005, the FASB issued Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," should be accounted for. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the provisions of this Interpretation.

2. EARNINGS PER SHARE

         SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company's stock-based compensation plans and the vesting of non-vested stock awards at the beginning of each respective period. For the quarter ended March 31, 2005, 234,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.

                                                                   Three Months Ended          Six Months Ended
                                                                        March 31,                  March 31,
                                                                 ------------------------   ------------------------
         (Thousands, Except Per Share Amounts)                       2005         2004           2005        2004
                                                                     ----         ----           ----        ----
         Basic EPS:
         Net Income Applicable to Common Stock                     $ 22,443     $ 21,540       $ 39,060    $ 38,131
         Weighted-Average Shares Outstanding                         21,060       19,167         21,038      19,142
         Earnings Per Share of Common Stock                           $1.07        $1.12          $1.86       $1.99

         Diluted EPS:
         Net Income Applicable to Common Stock                     $ 22,443     $ 21,540       $ 39,060    $ 38,131

         Weighted-Average Shares Outstanding                         21,060       19,167         21,038      19,142
         Dilutive Effect of Stock Options, Restricted Stock              36           30             36          27
                                                                 ------------------------   ------------------------
         Weighted-Average Diluted Shares                             21,096       19,197         21,074      19,169
                                                                 ========================   ========================

         Earnings Per Share of Common Stock                           $1.06        $1.12          $1.85       $1.99


3. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

         Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment.
         The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds.
         Pension costs for the quarters ending March 31, 2005 and 2004 were $1.1 million. Pension costs for the six months ended March 31, 2005 were $2.3 million compared with $2.2 million for the same period last year. These costs include amounts capitalized with construction activities.

         The net periodic pension costs include the following components:

                                                           Three Months Ended           Six Months Ended
                                                               March 31,                    March 31,
                                                         -----------------------     ------------------------
          (Thousands)                                         2005        2004            2005        2004
                                                              ----        ----            ----        ----
          Service cost - benefits earned
             during the period                              $ 2,799     $ 2,777        $  5,598     $  5,554
          Interest cost on projected
             benefit obligation                               3,994       4,058           7,988        8,115
          Expected return on plan assets                     (5,291)     (5,625)        (10,582)     (11,249)
          Amortization of prior service cost                    308         331             617          662
          Amortization of actuarial loss                        730         951           1,460        1,901
          Regulatory adjustment                              (1,408)     (1,368)         (2,817)      (2,737)
                                                         -----------------------     ------------------------
          Net pension cost                                  $ 1,132     $ 1,124        $  2,264     $  2,246
                                                         =======================     ========================

         Pursuant to the Commission's Order in Laclede Gas' 2002 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains or losses are amortized only to the extent that such gains or losses exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the Utility's qualified pension plans is based on the ERISA minimum contribution of zero effective October 1, 2002, and on the ERISA minimum contribution of zero plus $3.4 million annually effective July 1, 2003. The difference between this amount on a pro-rata basis and pension expense as calculated pursuant to the above and included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or liability.
         Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump sum cash payments. Pursuant to MoPSC Order, lump sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump sum payments were recognized as settlements during the six months ended March 31, 2005 or the six months ended March 31, 2004.
         SM&P maintains a defined benefit plan for selected employees. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan is not material.
         Laclede Gas also provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65.
         Missouri state law provides for the recovery in rates of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established the Voluntary Employees' Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts assets consist primarily of money market securities and mutual funds invested in stocks and bonds.
         Postretirement benefit costs for quarters ending March 31, 2005 and 2004 were $2.0 million. Postretirement benefit costs for the six months ended March 31, 2005 and 2004 were $4.0 million. These costs include amounts capitalized with construction activities.

         Net periodic postretirement benefit costs consisted of the following components:

                                                           Three Months Ended          Six Months Ended
                                                                March 31,                 March 31,
                                                         ------------------------    ---------------------
          (Thousands)                                           2005       2004          2005       2004
                                                                ----       ----          ----       ----
          Service cost - benefits earned
            during the period                                 $   844    $   794       $ 1,689    $ 1,587
          Interest cost on accumulated
            postretirement benefit obligation                     826        801         1,652      1,601
          Expected return on plan assets                         (318)      (209)         (637)      (418)
          Amortization of transition obligation                   144        265           289        530
          Amortization of prior service cost                       (8)        (8)          (16)       (16)
          Amortization of actuarial loss                          217        174           434        349
          Regulatory adjustment                                   295        164           590        329
                                                         ------------------------    ---------------------
          Net postretirement benefit cost                     $ 2,000    $ 1,981       $ 4,001    $ 3,962
                                                         ========================    =====================

         Pursuant to the Commission's Order in the Utility's 2002 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains and losses are amortized only to the extent that such gains or losses exceed 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the postretirement benefit costs be based on the accounting methodology as ordered in the 1999 rate case. The difference between this amount and postretirement benefit expense as calculated pursuant to the above is deferred as a regulatory asset or liability.

4. FINANCIAL INSTRUMENTS

         In the course of its business, Laclede Energy Resources (LER) enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At March 31, 2005, LER's open positions were not material to Laclede Group's financial position or results of operations.

         Settled and open futures positions were as follows at March 31, 2005:

                                                                                            Average
                                                                                MMBtu      Price per
                                                           Position Month    (millions)      MMBtu
                                                           --------------    ----------      -----
         Settled net long and short futures positions        April 2005         1.04         $6.17

         Open short futures positions                         May 2005          1.16         $6.30
                                                             June 2005           .04         $6.57
                                                             July 2005           .13         $7.15
                                                            August 2005          .22         $6.87
                                                           September 2005        .04         $6.60
                                                            October 2005         .37         $6.88
                                                           December 2005         .20         $7.35
                                                            January 2006         .25         $7.26
                                                           February 2006         .04         $7.23

         Open long futures positions                          May 2005           .04         $6.24
                                                           September 2005        .14         $5.05
                                                            October 2005         .30         $6.39

          The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income, a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is expected that approximately $2.5 million of pre-tax net unrealized losses on cash flow hedging derivative instruments at March 31, 2005 will be reclassified into the Consolidated Statement of Income during fiscal 2005. The remainder, approximately $0.7 million pre-tax net unrealized losses, will be reclassified during fiscal 2006. The ineffective portions of these hedge instruments were not material for the periods presented, and such amounts are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5. INCOME TAXES

         Net provision for income taxes was as follows during the periods set forth below:

                                                       Three Months Ended           Six Months Ended
                                                           March 31,                   March 31,
                                                     -----------------------    -------------------------
        (Thousands)                                       2005        2004           2005         2004
                                                          ----        ----           ----         ----
        Federal
          Current                                       $10,969     $ 9,441        $19,795       $16,373
          Deferred                                         (291)      1,025         (1,221)        2,186
        State and Local
          Current                                         1,756       1,515          3,245         2,703
          Deferred                                          134         147           (115)          320
                                                     -----------------------    -------------------------
              Total                                     $12,568     $12,128        $21,704       $21,582
                                                     =======================    =========================



6. OTHER INCOME AND INCOME DEDUCTIONS - NET

                                                              Three Months Ended         Six Months Ended
                                                                  March 31,                 March 31,
                                                            -----------------------    ---------------------
        (Thousands)                                                2005      2004          2005       2004
                                                                   ----      ----          ----       ----
        Investment gains                                          $   -    $ 1,947       $     -    $ 1,947
        Allowance for funds used during construction                (24)       (29)          (49)       (61)
        Other income                                                528        335         1,093        891
        Other income deductions                                    (598)      (322)          436        613
                                                            -----------------------    ---------------------
        Other income and (income deductions) - net                $ (94)   $ 1,931       $ 1,480    $ 3,390
                                                            =======================    =====================

         Laclede Gas recorded the receipt of proceeds totaling $1.9 million during the quarter ended March 31, 2004 related to its interest, as a policyholder, in the sale of a mutual insurance company. This represented an initial distribution relating to certain policies held by the Utility. Subsequent distributions are not expected to have a material impact on the consolidated financial position or results of operations of the Company.

7. INFORMATION BY OPERATING SEGMENT

         The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. The Non-Regulated Services segment includes the results of SM&P, an underground facility locating and marking business operating in the midwestern states, a wholly owned subsidiary of Laclede Group. The underground facility locating industry remains competitive with many contracts subject to termination on as little as 30 days' notice. Also, SM&P's customers are primarily in the utility and telecommunication sector and, as such, SM&P's results are influenced by construction seasonality and trends. The Non-Regulated Gas Marketing segment includes the results of LER, a wholly owned subsidiary of Laclede Group. Non-Regulated Other includes the transportation of liquid propane, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five wholly owned subsidiaries. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Those types of transactions include sales of natural gas from Laclede Gas to LER, services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns respectively.


                                                                    Non-
                                      Regulated        Non-       Regulated       Non-
                                         Gas         Regulated       Gas        Regulated
(Thousands)                          Distribution    Services     Marketing       Other      Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Three Months Ended
March 31, 2005
--------------
Revenues from external
  customers                            $  426,583      $ 23,732     $ 110,807      $    733      $      -     $  561,855
Intersegment revenues                       8,413            74         5,800           413             -         14,700
                                     ------------------------------------------------------------------------------------
Total operating revenues                  434,996        23,806       116,607         1,146             -        576,555
Net income (loss) applicable to
  common stock                             22,529        (2,062)        1,786           190             -         22,443
Total assets                            1,195,499        54,693        55,969        42,684       (28,671)     1,320,174

Six Months Ended
March 31, 2005
--------------
Revenues from external
  customers                            $  714,880      $ 51,655     $ 220,805      $  1,437      $      -     $  988,777
Intersegment revenues                      11,369           137        13,981         4,776             -         30,263
                                     ------------------------------------------------------------------------------------
Total operating revenues                  726,249        51,792       234,786         6,213             -      1,019,040
Net income (loss) applicable to
  common stock                             37,616        (1,919)        3,220           143             -         39,060
Total assets                            1,195,499        54,693        55,969        42,684       (28,671)     1,320,174

Three Months Ended
March 31, 2004
--------------
Revenues from external
  customers                            $  396,465      $ 15,183     $  56,023      $    935      $      -     $  468,606
Intersegment revenues                         433            67         5,457           392             -          6,349
                                     ------------------------------------------------------------------------------------
Total operating revenues                  396,898        15,250        61,480         1,327             -        474,955
Net income (loss) applicable to
  common stock                             23,359        (3,173)        1,016           338             -         21,540
Total assets                            1,137,824        48,456        40,946        36,699       (19,348)     1,244,577

Six Months Ended
March 31, 2004
--------------
Revenues from external
  customers                            $  657,007      $ 34,666     $ 102,503      $  1,744      $      -     $  795,920
Intersegment revenues                       1,241           132         9,960           339             -         11,672
                                     ------------------------------------------------------------------------------------
Total operating revenues                  658,248        34,798       112,463         2,083             -        807,592
Net income (loss) applicable to
  common stock                             40,683        (4,198)        1,427           219             -         38,131
Total assets                            1,137,824        48,456        40,946        36,699       (19,348)     1,244,577


8. COMMITMENTS AND CONTINGENCIES

         Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company's or Laclede Gas' financial position and results of operations. As environmental laws, regulations, and their interpretations evolve, however, Laclede Gas may be required to incur additional costs.
         With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of March 31, 2005, Laclede Gas has paid or reserved for these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

         Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. Laclede Gas continues to evaluate options concerning this site, including, but not limited to, the submission of its own Remedial Action Plan (RAP) to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $650,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $190,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties to the extent practicable.
         Laclede Gas has been advised that a third former manufactured gas plant site may require remediation. Laclede Gas does not own, and for many years has not owned, this site. At this time, it is not known whether Laclede Gas will incur any costs in connection with environmental investigations of or remediation at the site, and if it does incur any such costs, what the amount of those costs would be.
         Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is recovered through Laclede Gas' rates. While the scope of future costs relative to the actions Laclede Gas has taken at the Shrewsbury site pursuant to the current agreement with state and federal regulators may not be significant, the scope of costs relative to future remedial actions regulators may require at the Shrewsbury site and to the other sites is unknown and may be material.
         Laclede Gas has notified its insurers of past and future claims associated with investigation of and remediation at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to pursue claims against them. With regard to costs incurred under current agreement regarding the Shrewsbury site, denials of coverage are not expected to have a material impact on the financial position and results of operations of Laclede Gas or the Company. With regard to the other two sites and with regard to any future actions that might be required at the Shrewsbury site, since the scope of costs are unknown and may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas or the Company. Such costs, if incurred, have typically been subject to recovery in rates.
         On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Circuit Court of Cole County, Missouri. On October 10, 2003, the Circuit Court issued an Order staying the MoPSC's decision requiring Laclede Gas to flow through the $4.9 million to customers. Pursuant to the Stay Order, Laclede Gas paid $4.9 million into the Court's registry pending a final judicial determination of Laclede Gas' entitlement to such amounts. On November 5, 2003, the Circuit Court issued its Order and Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On December 5, 2003, the MoPSC appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. On March 1, 2005, the Court of Appeals affirmed the decision of the Cole County Circuit Court, finding that the plain language of the Company's tariff permitted Laclede Gas to retain the pre-tax gains. The Court of Appeals remanded the case to the Cole County Circuit Court, with instructions to remand the case to the MoPSC for further proceedings consistent with the Court of Appeals' opinion. The MoPSC did not file for rehearing or an appeal of the Court of Appeals' opinion. On April 4, 2005, the Cole County Circuit Court remitted to Laclede Gas the $4.9 million previously paid into the Court's registry. On April 7, 2005, the Commission issued its Order on Remand in which it reversed its April 29, 2003 decision and directed that Laclede Gas be permitted to retain the $4.9 million consistent with the Court of Appeals opinion. The Commission's Order on Remand is now final and unappealable. The return of the pre-tax gains, however, was previously recorded as income in the 2002 fiscal year, so the decision will have no effect on the future financial position or results of operations of the Company.
         SM&P has been the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group's acquisition. The claims involve whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. These claims have been asserted in various proceedings, including one "opt-in" collective action filed in March 2003 in Federal District Court for the Eastern District of Texas. As a result of a ruling on February 27, 2004 in that proceeding, approximately 3,500 present and former field employees who worked for SM&P at times since February 27, 2001, were given notice of the lawsuit and the opportunity, until June 7, 2004, to join the lawsuit and assert claims for additional overtime compensation for the three-year period immediately preceding the date that they joined the lawsuit. Of the employees to whom notice was sent, 966 joined this lawsuit within the opt-in deadline established by the court. The substantial majority of the plaintiffs are former employees. A limited number of individuals have attempted to opt-in after the court's deadline, while simultaneously, a limited number of plaintiffs have withdrawn from participation after having opted into the lawsuit. SM&P is vigorously contesting these claims, including opposition to this case ultimately proceeding as a collective action. While the results of the claims cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.
         Laclede Group and its subsidiaries are involved in other litigation, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.
         On March 11, 2005, Laclede Gas Company signed a 15-year service agreement with Cellnet Technology, Inc., to install and operate an automated meter reading (AMR) system. Upon implementation, the Utility will pay Cellnet monthly for successful billing reads. AMR is designed to eliminate the need for Laclede, which has nearly 40 percent of its approximately 650,000 meters indoors, to gain physical access to meters in order to obtain monthly meter readings. Under the terms of the agreement, Cellnet will install and own the system as well as handle data collection, meter data delivery, and network operation and maintenance services. Installation of equipment on customer meters is scheduled to begin in July 2005 and will take approximately two years to complete. The Cellnet AMR system employs a wireless fixed network with read devices that will be attached to existing Laclede Gas customer meters. Reads from each meter are transmitted to local network receivers and transferred to Laclede's customer billing system, resulting in the production of a timely, accurate bill.
         Laclede Group had guarantees totaling $11 million for performance and payment of certain wholesale gas supply purchases by Laclede Energy Resources, Inc. (the Company's non-utility marketing affiliate), as of March 31, 2005.
         SM&P has several operating leases, the aggregate annual cost of which is approximately $6 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $20 million. No amounts have been recorded for these guarantees in the financial statements.




         Laclede Gas Company's Financial Statements and Notes to Financial Statements are included in Exhibit 99.1 to this report.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Laclede Group, Inc.

This management's discussion analyzes the financial condition and results of operations of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. It includes management's view of factors that affect its business, explanations of past financial results including changes in earnings and costs from the prior year periods, and their effects on overall financial condition and liquidity.

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek," and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

o    weather conditions and catastrophic events;
o    economic, competitive, political and regulatory conditions;
o legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
     o   allowed rates of return
     o   incentive regulation
     o   industry structure
     o   purchased gas adjustment provisions
     o   rate design structure and implementation
     o   franchise renewals
     o   environmental or safety matters
     o   taxes
     o   accounting standards;
o    the results of litigation;
o retention, ability to attract, ability to collect from and conservation efforts of customers;
o capital and energy commodity market conditions including the ability to obtain funds for necessary capital expenditures and the terms and conditions imposed for obtaining sufficient gas supply;
o    discovery of material weakness in internal controls; and
o    employee workforce issues.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto.



THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

The Laclede Group, Inc.'s (Laclede Group or the Company) earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri's largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the metropolitan St. Louis area and several other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility's earnings are generated primarily by the sale of heating energy, which historically has been heavily influenced by the weather. However, as part of the 2002 rate case settlement, the Utility initiated, effective November 9, 2002, an innovative weather mitigation rate design that lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility's earnings by recovering fixed costs more evenly during the heating season. The weather mitigation rate design minimizes the impact of weather volatility during the peak cold months of December through March and reduces the impact of weather volatility, to a lesser extent, during the months of November and April. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. Due to the material seasonal cycle of Laclede Gas, the accompanying interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of the succeeding quarters of the fiscal year. The seasonal effect of the Utility's earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business wholly owned by Laclede Group, whose operations tend to be counter-seasonal to those of Laclede Gas. Laclede Energy Resources, Inc.
(LER), a wholly owned subsidiary, is engaged in non-regulated efforts to market natural gas and related activities. Other non-regulated subsidiaries provide less than 10% of consolidated revenues.

Laclede Group's strategy continues to include efforts to stabilize and improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of the Laclede Group strategy. The Utility's distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 15,000-mile natural gas distribution system and related storage facilities. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility's income from off-system sales remains subject to fluctuations in market conditions. Some of the factors impacting the level of off-system sales include the availability and cost of its natural gas supply, the weather in the Utility's service area, and the weather in other markets. When Laclede Gas' service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility's natural gas supply is available for off-system sales and there may be a demand for such supply in other markets.

Laclede Group continues to develop its non-regulated subsidiaries. SM&P is working to further the logical expansion of its geographic footprint into new markets, having already made notable gains by adding business in several key markets. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas' traditional service area with another choice in unregulated natural gas suppliers. Nevertheless, income from LER's operations is subject to fluctuations in market conditions.

Quarter Ended March 31, 2005
------------------------------------------

Overview - Net Income (Loss) by Operating Segment                  Quarter Ended
                                                                     March 31,
                                                              -------------------------
(millions, after-tax)                                             2005           2004
                                                                  ----           ----

Regulated Gas Distribution                                        $22.5       $23.4
Non-Regulated Services                                             (2.1)       (3.2)
Non-Regulated Gas Marketing                                         1.8         1.0
Non-Regulated Other                                                  .2          .3
                                                              ----------    -----------
Net Income Applicable to Common Stock                             $22.4       $21.5
                                                              ==========    ===========

Laclede Group's net income applicable to common stock was $22.4 million for the quarter ended March 31, 2005, compared with $21.5 million for the quarter ended March 31, 2004. Basic and diluted earnings per share were $1.07 and $1.06, respectively, for the quarter ended March 31, 2005, compared with basic and diluted earnings per share of $1.12 reported for the same quarter last year. The decrease in earnings per share was due to an increase in the number of average shares outstanding this year, primarily due to the sale of 1.725 million shares of common stock in May 2004. Variations in net income were primarily attributable to the factors described below.

Utility earnings decreased by $0.9 million for the quarter ended March 31, 2005 compared with the quarter ended March 31, 2004. The decrease in the Utility's earnings for the quarter was primarily attributable to the following factors, quantified on a pre-tax basis:

o non-operating income that decreased $1.9 million, primarily due to the proceeds recorded during the quarter ended March 31, 2004 related to the Company's interest, as a policyholder, in the sale of a mutual insurance company totaling $1.9 million;
o higher interest charges totaling $1.1 million, primarily due to the issuance of additional long-term debt;
o    increases in operation and maintenance expenses of $1.0 million; and,
o    a higher provision for uncollectible accounts totaling $0.9 million.

These factors were partially offset by:

o higher income this year from off-system sales and capacity release totaling $2.5 million; and,
o the recovery of eligible costs incurred to build and maintain the Utility's distribution system through the implementation of Infrastructure System Replacement Surcharges effective June 10, 2004 and January 20, 2005 totaling $1.2 million.

SM&P recorded a loss of $2.1 million during the quarter ended March 31, 2005 compared with a loss for the same period last year totaling $3.2 million. SM&P's improved results were primarily due to the return of a substantial portion of business from two large customers and the attainment of additional business in both new and existing markets. SM&P's improvement over the same period last year was also attributable in part to charges recorded last year associated with the employment-related litigation described in Note 8 to the Consolidated Financial Statements.

LER's income increased $0.8 million primarily due to higher sales volumes.

Regulated Operating Revenues and Operating Expenses

Laclede Gas passes on to Utility customers (subject to prudence review) increases and decreases in the wholesale cost of natural gas in accordance with its Purchased Gas Adjustment (PGA) clause. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on net income.

Regulated operating revenues for the quarter ended March 31, 2005 were $435.0 million, or $38.1 million greater than the same period last year. Temperatures experienced in the Utility's service area during the quarter were 10% warmer than normal and 3% warmer than the same period last year. Total therms sold and transported were 510.7 million, an increase of 2.7 million, or 0.5%, above the quarter ended March 31, 2004. The increase in regulated operating revenues was primarily attributable to the following factors:

                                                                                           Millions
                                                                                         -------------
     Higher wholesale gas costs (passed on to Utility customers subject to
       prudence review by the MoPSC)                                                       $   29.4
     Lower system sales volumes resulting from warmer weather and other variations            (21.7)
     Higher off-system sales volumes, reflecting more favorable market
       conditions as described in greater detail in the Results of Operations                  18.5
     Higher prices charged for off-system sales                                                10.7
     Partial-year effect of the Infrastructure System Replacement Surcharges (ISRS)             1.2
                                                                                         -------------
          Total Variation                                                                  $   38.1
                                                                                         =============

Regulated operating expenses for the quarter ended March 31, 2005 increased $36.4 million from the same quarter last year. Natural and propane gas expense increased $32.9 million from last year's level primarily attributable to higher rates charged by our suppliers and increased off-system gas expense, partially offset by lower volumes purchased for sendout. Other operation and maintenance expenses increased $1.9 million, or 5.1%, primarily due to a higher provision for uncollectible accounts, increased insurance premiums and higher wage rates. These factors were partially offset by decreased distribution charges, lower pension costs and decreased group insurance charges. Taxes, other than income, increased $1.6 million, or 6.3%, primarily due to higher gross receipts taxes (reflecting increased revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group's non-regulated services operating revenue for this quarter increased $8.6 million reflecting the return to SM&P of a substantial portion of business from two large customers and the attainment of additional business in both new and existing markets. The increase in non-regulated services operating expenses, totaling $6.8 million, was primarily attributable to charges associated with the new business, partially offset by charges recorded during the same quarter last year attributable to the employment-related litigation, described in Note 8 to the Consolidated Financial Statements on page 17 of this report. The underground facility locating industry remains competitive with many contracts subject to termination on as little as 30 days' notice. SM&P's customers are primarily in the utility and telecommunication sector and, as such SM&P's results are influenced by construction seasonality and trends.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $55.1 million primarily due to increased sales volumes and higher sales prices by LER. The increase in non-regulated gas marketing operating expenses, totaling $53.9 million, was primarily associated with increased gas expense related to increased volumes purchased and higher prices.

Other Income and (Income Deductions) - Net

The $2.0 million decrease in other income and income deductions - net was primarily attributable to the Utility's recognition of the receipt of proceeds totaling $1.9 million related to its interest, as a policyholder, in the sale of a mutual insurance company during the quarter ended March 31, 2004.

Interest Charges

The $1.1 million increase in interest charges was primarily due to higher interest on long-term debt due to the April 2004 issuance of $50 million principal amount of 5 1/2% First Mortgage Bonds and $100 million principal amount of 6% First Mortgage Bonds, partially offset by the early redemption in June 2004 of $50 million principal amount of 6 5/8% First Mortgage Bonds and the November 2004 maturity of $25 million principal amount of 8 1/2% First Mortgage Bonds.

Income Taxes

The increase in income taxes was primarily attributable to higher pre-tax income.

Six Months Ended March 31, 2005
------------------------------------------

Overview - Net Income (Loss) by Operating Segment                 Six Months Ended
                                                                     March 31,
                                                              -------------------------
(millions, after-tax)                                             2005           2004
                                                                  ----           ----
Regulated Gas Distribution                                        $37.6          $40.7
Non-Regulated Services                                             (1.9)          (4.2)
Non-Regulated Gas Marketing                                         3.2            1.4
Non-Regulated Other                                                  .2             .2
                                                              ----------    -----------
Net Income Applicable to Common Stock                             $39.1          $38.1
                                                              ==========    ===========

Laclede Group's net income applicable to common stock was $39.1 million for the six months ended March 31, 2005, compared with $38.1 million for the six months ended March 31, 2004. Basic and diluted earnings per share were $1.86 and $1.85, respectively, for the six months ended March 31, 2005, compared with basic and diluted earnings per share of $1.99 reported for the same period last year. The decrease in earnings per share was due to the aforementioned increase in the number of average shares outstanding this year. Variations in net income were primarily attributable to the factors described below.

Utility earnings decreased by $3.1 million for the six months ended March 31, 2005 compared with the same period last year. The decrease in the Utility's earnings for the six-month period were primarily attributable to the following factors, quantified on a pre-tax basis:

o higher interest charges totaling $2.1 million, primarily due to the issuance of additional long-term debt;
o non-operating income that decreased $1.9 million, primarily due to the proceeds recorded during the quarter ended March 31, 2004 related to the Company's interest, as a policyholder, in the sale of a mutual insurance company totaling $1.9 million;
o the net effect of lower system gas sales volumes totaling $1.8 million, primarily due to an unseasonably warm weather pattern in November;
o    increases in operation and maintenance expenses totaling $1.7 million;
     and,
o    a higher provision for uncollectible accounts totaling $1.4 million.

These factors were partially offset by:

o the recovery of eligible costs incurred to build and maintain the Utility's distribution system through the implementation of Infrastructure System Replacement Surcharges effective June 10, 2004 and January 20, 2005 totaling $2.1 million; and
o higher income this year from off-system sales and capacity release totaling $1.2 million.

SM&P recorded a loss of $1.9 million during the six months ended March 31, 2005 compared with a loss for the same period last year totaling $4.2 million. SM&P's improved results were primarily due to the return of a substantial portion of business from two large customers and the attainment of additional business in both new and existing markets. SM&P's improvement over the same period last year was also attributable in part to charges recorded last year associated with the employment-related litigation described in Note 8 to the Consolidated Financial Statements.

LER's income increased $1.8 million primarily due to higher sales volumes and increased margins.

Regulated Operating Revenues and Operating Expenses

Regulated operating revenues for the six months ended March 31, 2005 were $726.2 million, or $68.0 million greater than the same period last year. Temperatures experienced in the Utility's service area during the six months ended March 31, 2005 were 12% warmer than normal and essentially equal to the same period last year. Total therms sold and transported were 834.3 million, a decrease of 27.8 million, or 3.2%, below the six months ended March 31, 2004. The increase in regulated operating revenues was primarily attributable to the following factors:

                                                                                         Millions
                                                                                      -------------
     Higher wholesale gas costs (passed on to Utility customers subject to
       prudence review by the MoPSC)                                                        $ 67.2
     Lower system sales volumes resulting from warmer weather and other variations           (25.0)
     Higher prices charged for off-system sales                                               18.3
     Higher off-system sales volumes, reflecting more favorable market
       conditions as described in greater detail in the Results of Operations                  5.4
     Partial-year effect of the ISRS                                                           2.1
                                                                                      -------------
          Total Variation                                                                   $ 68.0
                                                                                      =============

Regulated operating expenses for the six months ended March 31, 2005 increased $69.4 million from the same period last year. Natural and propane gas expense increased $64.1 million above last year's level primarily attributable to higher rates charged by our suppliers and increased off-system gas expense, partially offset by lower volumes purchased for sendout. Other operation and maintenance expenses increased $3.1 million, or 4.4%, primarily due to a higher provision for uncollectible accounts, increased insurance premiums, and higher wage rates. These factors were partially offset by lower pension costs and decreased group insurance charges. Taxes, other than income, increased $2.6 million, or 6.5%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group's non-regulated services operating revenue for the six months ended March 31, 2005 increased $17.0 million primarily due to SM&P's attainment of new business in both new and existing markets. The increase in non-regulated services operating expenses totaling $13.3 million was primarily attributable to charges associated with the new business, partially offset by charges recorded during the same period last year attributable to the employment-related litigation, described in Note 8 to the Consolidated Financial Statements on page 17 of this report.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $122.3 million primarily due to higher volumes and increased sales prices by LER. The increase in non-regulated gas marketing operating expenses was primarily associated with increased gas expense related to higher volumes purchased and increased prices totaling $119.4 million.

Non-Regulated Other Operating Revenues and Operating Expenses

Non-regulated other operating revenues increased $4.1 million primarily due to higher sales levels recorded by Laclede Pipeline Company. Non-regulated other operating expenses increased $4.2 million primarily due to higher expenses associated with increased sales levels recorded by Laclede Pipeline Company.

Other Income and (Income Deductions) - Net

The $1.9 million decrease in other income and income deductions - net was primarily attributable to the Utility's recognition of the receipt of proceeds totaling $1.9 million related to its interest, as a policyholder, in the sale of a mutual insurance company last year.

Interest Charges

The $2.1 million increase in interest charges was primarily due to higher interest on long-term debt due to the April 2004 issuance of $50 million principal amount of 5 1/2% First Mortgage Bonds and $100 million principal amount of 6% First Mortgage Bonds, partially offset by the early redemption in June 2004 of $50 million principal amount of 6 5/8% First Mortgage Bonds and the November 2004 maturity of $25 million principal amount of 8 1/2% First Mortgage Bonds.

Regulatory Matters
------------------

Laclede Gas previously appealed the MoPSC's decision in its 1999 rate case relative to the calculation of its depreciation rates. The Circuit Court remanded the decision to the MoPSC based on inadequate findings of fact. The MoPSC upheld its previous Order and Laclede Gas appealed this second Order to the Circuit Court. In 2002, the Circuit Court ruled that the MoPSC's second Order was lawful and reasonable, and Laclede Gas appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. On March 4, 2003 the Court of Appeals issued an opinion remanding the decision to the MoPSC based on the MoPSC's failure to support and explain its decision with adequate findings of fact. In May 2003, the Court of Appeals rejected the MoPSC's request that the Court reconsider its opinion or transfer this matter to the Missouri Supreme Court. On January 11, 2005, the Commission issued an Order ruling in favor of Laclede Gas on the depreciation issue. As a direct result of the Commission's Order ruling in favor of the Utility's position, Laclede Gas increased certain of its depreciation rates effective February 1, 2005 resulting in higher annual depreciation expense totaling $2.3 million, as it originally requested. That same Order also required that operating expenses related to actual removal costs, which the Utility began expensing as incurred during fiscal 2002 pursuant to a previous Commission Order, be reduced by $2.3 million annually. As such, there was no effect on net income, and the Commission's decision had no immediate effect on the Utility's recovery of depreciation expenses. However, the Utility expects that the Commission's confirmation of Laclede Gas' position on the proper method for calculating depreciation rates will result in increased cash flows from capital recovery in future rate cases.

On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Circuit Court of Cole County, Missouri. On October 10, 2003, the Circuit Court issued an Order staying the MoPSC's decision requiring Laclede Gas to flow through the $4.9 million to customers. Pursuant to the Stay Order, Laclede Gas paid $4.9 million into the Court's registry pending a final judicial determination of Laclede Gas' entitlement to such amounts. On November 5, 2003, the Circuit Court issued its Order and Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On December 5, 2003, the MoPSC appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. On March 1, 2005, the Court of Appeals affirmed the decision of the Cole County Circuit Court, finding that the plain language of the Company's tariff permitted Laclede Gas to retain the pre-tax gains. The Court of Appeals remanded the case to the Cole County Circuit Court, with instructions to remand the case to the MoPSC for further proceedings consistent with the Court of Appeals' opinion. The MoPSC did not file for rehearing or an appeal of the Court of Appeals' opinion. On April 4, 2005, the Cole County Circuit Court remitted to Laclede Gas the $4.9 million previously paid into the Court's registry. On April 7, 2005, the Commission issued its Order on Remand in which it reversed its April 29, 2003 decision and directed that Laclede Gas be permitted to retain the $4.9 million consistent with the Court of Appeals opinion. The Commission's Order on Remand is now final and unappealable. The return of the pre-tax gains, however, was previously recorded as income in the 2002 fiscal year, so the decision will have no effect on the future financial position or results of operations of the Company.

Laclede Gas filed its first Infrastructure System Replacement Surcharge
(ISRS) filing with the MoPSC on March 1, 2004 to increase revenues by approximately $3.86 million annually. The filing was made pursuant to a Missouri law, enacted in 2003, that allows gas utilities to adjust their rates up to twice a year to recover certain facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. On June 1, 2004, the MoPSC approved a Stipulation and Agreement ("S&A") between Laclede Gas and the Staff of the Commission that provided for a $3.56 million annual surcharge effective June 10, 2004. Laclede Gas made its second ISRS filing on October 28, 2004 to increase revenues by approximately an additional $1.6 million annually. On January 4, 2005, the MoPSC approved a S&A between Laclede Gas and the Staff of the Commission that provided for a $1.42 million annual increase in ISRS revenues effective January 20, 2005. Laclede Gas made its third ISRS filing on April 4, 2005 to increase revenues by approximately an additional $1.3 million annually. The MoPSC has not yet acted on the Company's latest request.

On February 18, 2005, Laclede Gas filed tariff sheets with the MoPSC requesting a general rate increase of approximately $34 million. If granted, customers' bills would increase by an average of 4.1%. Although the filing requests an annual increase of $39.0 million, $5.0 million of that amount is already being billed to customers through the current ISRS, which would cease upon the effective date of new rate schedules approved by the MoPSC. The Company's filing also includes a proposal to modify the Company's gas supply incentive plan. On February 28, 2005, the MoPSC suspended implementation of the Company's proposed rates until January 2006. Historically, the MoPSC has not granted Laclede Gas' rate increase requests in full.

Critical Accounting Policies
----------------------------

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following represent the more significant items requiring the use of judgment and estimates in preparing our consolidated financial statements:

         Allowances for doubtful accounts - Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors.

         Employee benefits and postretirement obligations - Pension and postretirement obligations are calculated by actuarial consultants that utilize several statistical factors and other assumptions related to future events, such as discount rates, returns on plan assets, compensation increases, and mortality rates. The amount of expense recognized by the Utility is dependent on the regulatory treatment provided for such costs. Certain liabilities related to group medical benefits and workers' compensation claims, portions of which are self-insured and/or contain "stop-loss" coverage with third-party insurers to limit exposure, are established based on historical trends.

         Goodwill valuation - In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is required to be tested for impairment annually or whenever events or circumstances occur that may reduce the value of goodwill. In performing impairment tests, valuation techniques require the use of estimates with regard to discounted future cash flows of operations, involving judgments based on a broad range of information and historical results. If the test indicates impairment has occurred, goodwill would be reduced, adversely impacting earnings.

Laclede Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory process. We believe the following represent the more significant items recorded through the application of SFAS No. 71:

         The Utility's Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including the costs, cost reductions and related carrying costs associated with the Utility's use of natural gas financial instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and liabilities that are recovered or refunded in a subsequent period.

         The Company records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies. Also, pursuant to the direction of the MoPSC, Laclede Gas' provision for income tax expense for financial reporting purposes reflects an open-ended method of tax depreciation. This method is consistent with the regulatory treatment prescribed by the MoPSC to depreciate the Utility's assets.

For further discussion of significant accounting policies, see the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended September 30, 2004.

Accounting Pronouncements
-------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs." This Statement amends the guidance in Accounting Research Bulletin
(ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material effect on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (123(R)), "Accounting for Stock-Based Compensation." This Statement is a revision to SFAS No. 123, and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Company currently accounts for its Equity Incentive Plan in accordance with APB Opinion No. 25, and provides pro forma disclosures in the Notes to Consolidated Financial Statements regarding the effect on net income and earnings as if compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123. SFAS No. 123(R) was to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) amended the compliance date to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year. The Company is currently evaluating the provisions of this Statement, which it plans to adopt effective October 1, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This Statement is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect adoption of this Statement to have a material effect on the financial position or results of operations of the Company.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," should be accounted for. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the provisions of this Interpretation.

FINANCIAL CONDITION

Credit Ratings
--------------

As of March 31, 2005, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility                            S&P            Moody's          Fitch
--------------------------------------------------------------------------------------------
Laclede Group Corporate Rating              A
Laclede Gas First Mortgage Bonds            A              A3               A+
Laclede Gas Commercial Paper                A-1            P-2
Trust Preferred Securities                  A-             Baa3             BBB+

The Company has investment grade ratings, and believes that it will have adequate access to the financial markets to meet its capital requirements. These ratings remain subject to review and change by the rating agencies.

Cash Flows
----------

The Company's short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the gap between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas, variations in the timing of collections of gas cost under the Utility's PGA Clause, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year, and can cause significant variations in the Utility's cash provided by or used in operating activities.

Net cash provided by operating activities for the six months ended March 31, 2005 was $54.5 million, a $26.2 million decrease, compared with the same period last year. The decrease in cash provided by operating activities was primarily attributable to the net effects of changes in wholesale gas prices, increased sales volumes by LER and higher Utility off-system sales on accounts receivable, accounts payable, and deferred purchased gas costs.

Net cash used in investing activities for the six months ended March 31, 2005 was $28.6 million compared with $26.0 million for the six months ended March 31, 2004. Cash used in investing activities primarily reflected Utility construction expenditures in both periods.

Net cash used in financing activities was $21.9 million for the six months ended March 31, 2005 compared with $36.8 million for the six months ended March 31, 2004. The variation primarily reflects the issuance of additional short-term debt this year, partially offset by the November 2004 maturity of $25 million principal amount of 8 1/2% First Mortgage Bonds.

Liquidity and Capital Resources
-------------------------------

As indicated above, the Company's short-term borrowing requirements typically peak during colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks.

Laclede Gas currently has lines of credit in place of $300 million, with $15 million expiring in April 2006 and $285 million expiring in September 2009. Short-term commercial paper borrowings outstanding at March 31, 2005 were $86.2 million at a weighted average interest rate of 2.8% per annum. Based on short-term borrowings at March 31, 2005, a change in interest rates of 100 basis points would increase or decrease Laclede Gas' pre-tax earnings and cash flows by approximately $.9 million on an annual basis.

Most of Laclede Gas' lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) for a trailing twelve-month period to be at least 2.25 times interest expense. On March 31, 2005, total debt was 54% of total capitalization. For the twelve-months ending March 31, 2005, EBITDA was 3.4 times interest expense.

Laclede Gas has on file a shelf registration on Form S-3. Of the $350 million of securities originally registered under this Form S-3, $120 million of debt securities remained registered and unissued as of March 31, 2005. The original MoPSC authorization for issuing securities registered on this Form S-3 expired in September 2003. In response to an application filed by the Utility, the MoPSC extended this authorization to issue debt and equity securities and receive capital contributions through October 31, 2006. The remaining MoPSC authorization is $64.4 million, reflecting capital contributions that have been made by Laclede Group to Laclede Gas under this authority through March 2005. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

In April 2004, Laclede Gas issued $50 million principal amount of First Mortgage Bonds, 5 1/2% Series due May 1, 2019 and $100 million principal amount of First Mortgage Bonds, 6% Series, due May 1, 2034. The net proceeds of approximately $147.9 million from this issuance were used to repay short-term debt and to call at par the $50 million principal amount of 6 5/8% Series First Mortgage Bonds in June 2004. The proceeds were also used to pay at maturity $25 million principal amount of 8 1/2% First Mortgage Bonds in November 2004. At March 31, 2005, Laclede Gas had fixed-rate long-term debt totaling $335 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of March 31, 2005. Laclede Group issued 1.725 million shares of common stock in May 2004 under this registration. The net proceeds of approximately $44.7 million from this sale were used to make a capital contribution to Laclede Gas. Laclede Gas used the contribution to reduce short-term borrowings and for general corporate purposes. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has a $20 million working capital line of credit obtained from U.S. Bank National Association, expiring in June 2005, to meet the short-term liquidity needs of its subsidiaries. This line of credit has a covenant limiting the total debt of Laclede Gas Company to no more than 70% of the Utility's total capitalization (as noted above, this ratio stood at 54% on March 31, 2005). This line has been used to provide letters of credit of $1.5 million on behalf of SM&P, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. There were no borrowings under this line in the quarter ending March 31, 2005.

SM&P has several operating leases, the aggregate annual cost of which is approximately $6 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $20 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $11 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2005.

Utility construction expenditures were $25.6 million for the six months ended March 31, 2005, compared with $24.7 million for the same period last year. Non-utility construction expenditures were $2.8 million for the six months ended March 31, 2005, compared with $0.4 million for the same period last year.

Consolidated capitalization at March 31, 2005, excluding current obligations of preferred stock, consisted of 50.1% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, 6.1% long-term debt to unconsolidated affiliate trust and 43.7% Laclede Gas long-term debt.

It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas' sales affects the comparison of certain balance sheet items at March 31, 2005 and at September 30, 2004, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Liabilities, and Delayed and Advance Customer Billings. The Consolidated Balance Sheet at March 31, 2004 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

Contractual Obligations
-----------------------

As of March 31, 2005, Laclede Group had contractual obligations with payments due as summarized below (in millions):

                                                                      Payments due by period
                                                    ------------------------------------------------------------
                                                       Remaining        Fiscal       Fiscal      Fiscal Years
                                                      Fiscal Year       Years        Years         2010 and
      Contractual Obligations             Total           2005        2006-2007    2008-2009      thereafter
----------------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                        $  837.7          $ 13.1       $ 88.9       $ 80.9             $654.8
Capital Leases                                   -               -            -            -                  -
Operating Leases (b)                          18.6             5.1          7.1          4.0                2.4
Purchase Obligations - Natural Gas (c)       433.9           282.4        138.3          6.9                6.3
Purchase Obligations - Other (d)             130.0             4.1         16.3         18.4               91.2
Other Long-Term Liabilities                      -               -            -            -                  -
                                       -------------------------------------------------------------------------
Total  (e)                                $1,420.2          $304.7       $250.6       $110.2             $754.7
                                       =========================================================================

(a) Long-term debt obligations reflect principal maturities and interest payments.
(b) Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.
(c) These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using March 31, 2005 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its Purchased Gas Adjustment Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments may be entered into during the heating season.

(d) These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e) Commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company does not expect to make any contributions to its qualified, trusteed pension plans in fiscal 2005. It anticipates Laclede Gas will make a $0.1 million contribution relative to its non-qualified pension plans during the remainder of fiscal 2005. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $3.8 million to the qualified trusts and $0.2 million directly to participants from Laclede Gas' funds during the rest of fiscal 2005. For further discussion of the Company's pension and postretirement benefit plans, refer to Note 3, Pensions and Other PostRetirement Benefits, of the Notes to Consolidated Financial Statements.




Market Risk
-----------

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At March 31, 2005, the Utility held approximately 5.9 million MMBtu of futures contracts at an average price of $7.68 per MMBtu. Additionally, approximately 9.5 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2006.

In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At March 31, 2005, LER's open positions were not material to Laclede Group's financial position or results of operations.

Environmental Matters
---------------------

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company's or Laclede Gas' financial position and results of operations. As environmental laws, regulations, and their interpretations evolve, however, Laclede Gas may be required to incur additional costs.

With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of March 31, 2005, Laclede Gas has paid or reserved for these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. Laclede Gas continues to evaluate options concerning this site, including, but not limited to, the submission of its own Remedial Action Plan (RAP) to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $650,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $190,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties to the extent practicable.

Laclede Gas has been advised that a third former manufactured gas plant site may require remediation. Laclede Gas does not own, and for many years has not owned, this site. At this time, it is not known whether Laclede Gas will incur any costs in connection with environmental investigations of or remediation at the site, and if it does incur any such costs, what the amount of those costs would be.

Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is recovered through Laclede Gas' rates. While the scope of future costs relative to the actions Laclede Gas has taken at the Shrewsbury site pursuant to the current agreement with state and federal regulators may not be significant, the scope of costs relative to future remedial actions regulators may require at the Shrewsbury site and to the other sites is unknown and may be material.

Laclede Gas has notified its insurers of past and future claims associated with investigation of and remediation at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to pursue claims against them. With regard to costs incurred under current agreement regarding the Shrewsbury site, denials of coverage are not expected to have a material impact on the financial position and results of operations of Laclede Gas or the Company. With regard to the other two sites and with regard to any future actions that might be required at the Shrewsbury site, since the scope of costs are unknown and may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas or the Company. Such costs, if incurred, have typically been subject to recovery in rates.



OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.



Laclede Gas Company's Management's Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the "Market Risk" subsection in Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations, page 30 of this report.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e and Rule 15d-15e under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.





PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         For a description of environmental matters and legal proceedings, see Note 8 to the Consolidated Financial Statements on page 16. For a description of SM&P's employment-related litigation, see Note 8 to the Consolidated Financial Statements on page 17. For a description of pending regulatory matters of Laclede Gas, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, page 24 of this report.

         Laclede Group and its subsidiaries are involved in other litigation, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         In January 2005, the Board of Directors of Laclede Gas desired to sell shares to its sole shareholder, Laclede Group, at a price per share equal to book value. However, Laclede Gas is prohibited from issuing fractional shares, so the Board first authorized a stock dividend of ninety-nine shares of its common stock, par value
         $1.00 per share, on each outstanding share of its common stock to be paid on January 21, 2005 to increase its outstanding shares from 100 to 10,000. The retroactive effect of this stock dividend has been presented in the Balance Sheet. As such, $9,900 was transferred to common stock and paid-in capital from retained earnings, representing the aggregate par value of the shares issued under the stock dividend. All references to the number of shares have been restated from 100 shares to 10,000 shares to give retroactive effect to the stock dividend for all periods presented.

         The Board also approved, subsequent to the stock dividend, the sale of 31 shares of Laclede Gas common stock to Laclede Group at a price per share equal to the book value at December 31, 2004, as adjusted for the effect of the stock dividend described above. The proceeds from the sale, totaling approximately $1.1 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders:

         The annual meeting of shareholders of The Laclede Group was held on January 27, 2005, for the purpose of electing three directors to the board of directors and ratifying the appointment of independent auditors. Management's three nominees for directors listed in the proxy statement were unopposed and were elected upon the following votes:

                  DIRECTOR NOMINEE              FOR               WITHHELD
                  ----------------              ----              --------
                  Edward L. Glotzbach        17,293,859           234,080
                  W. Stephen Maritz          17,298,940           228,999
                  John P. Stupp, Jr.         17,319,551           208,388

         The proposal to ratify the appointment of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit the accounts of the Company for the fiscal year ending September 30, 2005 was passed upon the following vote:

                  FOR             AGAINST          ABSTAIN
                  ---             -------          -------
              17,310,919          127,241          89,779

Item 6. Exhibits

(a)      See Exhibit Index


                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                        The Laclede Group, Inc.



                                        By: /s/ Barry C. Cooper
                                           --------------------------
Dated:  April 26, 2005                     Barry C. Cooper
        ---------------------              Chief Financial Officer
                                           (Authorized Signatory and
                                           Chief Financial Officer)


                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                        Laclede Gas Company



                                        By: /s/ Barry C. Cooper
                                           --------------------------
Dated:  April 26, 2005                     Barry C. Cooper
        ---------------------              Chief Financial Officer
                                           (Authorized Signatory and
                                           Chief Financial Officer)


                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------

10.1     -   Automated Meter Reading Services Agreement executed March 11,
             2005. Confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

12       -   Ratio of Earnings to Fixed Charges.

31       -   Certificates under Rule 13a-14(a) of the CEO and CFO of The
             Laclede Group, Inc. and Laclede Gas Company.

32       -   Section 1350 Certifications under Rule 13a-14(b) of the CEO and
             CFO of The Laclede Group, Inc. and Laclede Gas Company.

99.1     -   Laclede Gas Company - Management's Discussion and Analysis of
             Financial Condition and Results of Operations, Financial
             Statements and Notes to Financial Statements.