Form 10-Q
period 2006-03-31
LACLEDE GROUP INC; LACLEDE GAS CO
filed 2006-04-28
CIK 1126956, 57183

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter and Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

Indicate by check mark whether the registrant:

(1)           has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

The Laclede Group, Inc.:	Yes	[ X ]	No	[ ]

Laclede Gas Company:	Yes	[ X ]	No	[ ]

and (2) has been subject to such filing requirements for the past 90 days:

The Laclede Group, Inc.:	Yes	[ X ]	No	[ ]

Laclede Gas Company:	Yes	[ X ]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Large accelerated filer	[ ]	Accelerated filer	[ X ]	Non-accelerated filer	[ ]

Laclede Gas Company:	Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	April 28, 2006
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	21,326,724
Laclede Gas Company:	Common Stock ($1.00 Par Value)	10,145 *

* 100% owned by The Laclede Group, Inc.

TABLE OF CONTENTS	Page No.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

The Laclede Group, Inc.:
Statements of Consolidated Income	4
Statements of Consolidated Comprehensive Income	5
Consolidated Balance Sheets	6-7
Statements of Consolidated Cash Flows	8
Notes to Consolidated Financial Statements	9-19

Laclede Gas Company:
Statements of Income	Ex. 99.1, p. 1
Balance Sheets	Ex. 99.1, p. 2-3
Statements of Cash Flows	Ex. 99.1, p. 4
Notes to Financial Statements	Ex. 99.1, p. 5-11

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (The Laclede Group, Inc.)	20-31
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Laclede Gas Company)	Ex. 99.1, p. 12-22

Item 3 Quantitative and Qualitative Disclosures About Market Risk	32

Item 4 Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	33

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 4 Submission of Matters to a Vote of Security Holders	33

Item 6 Exhibits	33

SIGNATURES – The Laclede Group, Inc.	34

SIGNATURES – Laclede Gas Company	35

INDEX TO EXHIBITS	36

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended

September 30, 2005.

Item 1. Financial Statements

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

(Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Operating Revenues:
Regulated
Gas distribution	$489,283	$434,996	$900,684	$726,249
Non-Regulated
Services	30,559	23,806	66,017	51,792
Gas marketing	187,733	116,607	429,065	234,786
Other	1,205	1,146	2,249	6,213
Total Operating Revenues	708,780	576,555	1,398,015	1,019,040
Operating Expenses:
Regulated
Natural and propane gas	371,388	321,228	683,427	527,652
Other operation expenses	37,764	34,675	70,869	65,600
Maintenance	5,267	4,680	10,255	8,894
Depreciation and amortization	8,178	5,667	14,261	10,972
Taxes, other than income taxes	29,258	26,477	48,897	42,300
Total regulated operating expenses	451,855	392,727	827,709	655,418
Non-Regulated
Services	35,991	26,303	69,910	53,175
Gas marketing	178,872	113,705	411,346	229,491
Other	851	846	1,702	6,017
Total Operating Expenses	667,569	533,581	1,310,667	944,101
Operating Income	41,211	42,974	87,348	74,939
Other Income and (Income Deductions) – Net	1,179	(94)	2,464	1,480
Interest Charges:
Interest on long-term debt	5,643	5,643	11,286	11,551
Interest on long-term debt to unconsolidated
affiliate trust	893	893	1,786	1,786
Other interest charges	3,041	1,318	5,164	2,288
Total Interest Charges	9,577	7,854	18,236	15,625
Income Before Income Taxes	32,813	35,026	71,576	60,794
Income Tax Expense	11,871	12,568	24,454	21,704
Net Income	20,942	22,458	47,122	39,090
Dividends on Redeemable Preferred Stock –
Laclede Gas	13	15	25	30
Net Income Applicable to Common Stock	$20,929	$22,443	$47,097	$39,060

Average Number of Common Shares Outstanding	21,231	21,060	21,211	21,038

Basic Earnings Per Share of Common Stock	$.99	$1.07	$2.22	$1.86

Diluted Earnings Per Share of Common Stock	$.98	$1.06	$2.22	$1.85

Dividends Declared Per Share of Common Stock	$.355	$.345	$.700	$.685

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

(Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net Income Applicable to Common Stock	$20,929	$22,443	$47,097	$39,060
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative
instruments:
Net hedging gain (loss) arising during period	3,971	(3,938)	7,910	(3,182)
Reclassification adjustment for (gains) losses
included in net income	414	(439)	6,135	2,012
Net unrealized gains (losses) on cash flow hedging
derivative instruments	4,385	(4,377)	14,045	(1,170)
Other Comprehensive Income (Loss), Before Tax	4,385	(4,377)	14,045	(1,170)
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income (Loss)	1,694	(1,691)	5,426	(452)
Other Comprehensive Income (Loss), Net of Tax	2,691	(2,686)	8,619	(718)
Comprehensive Income	$23,620	$19,757	$55,716	$38,342

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Mar. 31,	Sept. 30,	Mar. 31,
	2006	2005	2005
(Thousands)

ASSETS
Utility Plant	$1,127,512	$1,105,733	$1,093,093
Less: Accumulated depreciation and amortization	381,508	377,252	380,913
Net Utility Plant	746,004	728,481	712,180
Goodwill	28,124	28,124	28,124

Non-utility property	11,739	11,791	10,666
Other investments	42,480	37,825	37,199
Other Property and Investments	54,219	49,616	47,865

Current Assets:
Cash and cash equivalents	47,468	6,013	17,812
Accounts receivable:
Gas Customers – billed and unbilled	176,186	77,268	148,776
Other	99,120	91,189	107,644
Less - Allowances for doubtful accounts	(13,907)	(11,813)	(11,309)
Delayed customer billings	42,713	—	26,867
Inventories:
Natural gas stored underground at LIFO cost	35,529	159,643	32,691
Propane gas at FIFO cost	19,379	19,980	19,982
Materials, supplies, and merchandise at avg. cost	5,287	4,985	4,874
Derivative instrument assets	10,487	20,325	9,048
Unamortized purchased gas adjustments	13,537	31,261	7,724
Deferred income taxes	5,660	—	6,897
Prepayments and other	20,694	25,275	13,032
Total Current Assets	462,153	424,126	384,038

Deferred Charges:
Prepaid pension cost	73,767	82,557	87,292
Regulatory assets	163,541	115,950	104,293
Other	5,733	5,247	7,037
Total Deferred Charges	243,041	203,754	198,622
Total Assets	$1,533,541	$1,434,101	$1,370,829

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	Mar. 31,	Sept. 30,	Mar. 31,
	2006	2005	2005
(Thousands, except share amounts)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 21,301,148,
21,172,009, and 21,082,442 shares issued, respectively)	$21,301	$21,172	$21,082
Paid-in capital	124,393	121,505	118,755
Retained earnings	263,762	231,551	245,121
Accumulated other comprehensive income (loss)	916	(7,703)	(2,325)
Total common stock equity	410,372	366,525	382,633
Redeemable preferred stock (less current sinking fund)
requirements) – Laclede Gas	787	948	948
Long-term debt to unconsolidated affiliate trust	46,400	46,400	46,400
Long-term debt (less current portion) – Laclede Gas	294,081	294,033	333,985
Total Capitalization	751,640	707,906	763,966

Current Liabilities:
Notes payable	201,550	70,605	86,230
Accounts payable	118,182	138,404	128,529
Advance customer billings	—	30,688	—
Current portion of long-term debt and preferred stock	40,159	40,061	95
Wages and compensation accrued	14,359	14,113	15,727
Dividends payable	7,649	7,369	7,367
Customer deposits	14,246	13,229	11,220
Interest Accrued	10,479	10,216	10,133
Taxes accrued	26,857	23,550	32,840
Deferred income taxes	—	1,822	—
Other	22,875	15,503	12,485
Total Current Liabilities	456,356	365,560	304,626

Deferred Credits and Other Liabilities:
Deferred income taxes	220,946	186,236	190,228
Unamortized investment tax credits	4,569	4,678	4,844
Pension and postretirement benefit costs	24,204	24,529	20,242
Regulatory liabilities	53,012	123,534	65,199
Other	22,814	21,658	21,724
Total Deferred Credits and Other Liabilities	325,545	360,635	302,237
Total Capitalization and Liabilities	$1,533,541	$1,434,101	$1,370,829

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2006	2005
(Thousands)

Operating Activities:
Net Income	$47,122	$39,090
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	16,184	12,684
Deferred income taxes and investment tax credits	12,296	(1,336)
Other – net	1,006	421
Changes in assets and liabilities:
Accounts receivable – net	(104,755)	(127,428)
Unamortized purchased gas adjustments	17,724	11,894
Deferred purchased gas costs	(103,771)	(14,690)
Accounts payable	(20,222)	60,163
Delayed customer billings	(73,401)	(50,487)
Taxes accrued	3,307	16,115
Natural gas stored underground	124,114	99,082
Other assets and liabilities	39,680	8,962
Net cash (used in) provided by operating activities	$(40,716)	$54,470

Investing Activities:
Capital expenditures	(32,168)	(28,454)
Net investment in trusts	(4,323)	(1,149)
Other investments	178	966
Net cash used in investing activities	$(36,313)	$(28,637)

Financing Activities:
Maturity of first mortgage bonds	—	(25,000)
Issuance of short-term debt – net	130,945	14,850
Dividends paid	(14,652)	(14,312)
Issuance of common stock	2,208	2,797
Preferred stock reacquired	(63)	(210)
Other	46	—
Net cash provided by (used in) financing activities	$118,484	$(21,875)

Net Increase in Cash and Cash Equivalents	$41,455	$3,958
Cash and Cash Equivalents at Beginning of Period	6,013	13,854
Cash and Cash Equivalents at End of Period	$47,468	$17,812

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$18,194	$16,021
Income taxes	7,626	4,213

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. Certain prior-period amounts have been reclassified to conform to current-period presentation. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Fiscal Year 2005 Form 10-K.

The consolidated financial position, results of operations and cash flows of Laclede Group are comprised primarily from the consolidated financial position, results of operations and cash flows of Laclede Gas Company (Laclede Gas or the Utility). Laclede Gas is a regulated natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of the succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. The seasonal effect of the Utility’s earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business, whose operations tend to be counter-seasonal to those of Laclede Gas.

UTILITY PLANT, DEPRECIATION AND AMORTIZATION – The settlement of the Utility’s 2005 rate proceeding fully implemented Laclede Gas’ depreciation method that was confirmed by the Missouri Public Service Commission (MoPSC or Commission) in January 2005. Pursuant to the terms of the 2005 rate case settlement, higher depreciation rates became effective January 1, 2006, reflecting, in part, an accrual for future removal costs, including costs related to interim retirements. Concurrent with implementation of new depreciation rates on January 1, 2006, Laclede Gas ceased expensing all removal costs, net of salvage, as incurred and discontinued an annual $3.4 million negative amortization of a portion of the Utility’s depreciation reserve, as ordered by the MoPSC in the Utility’s 2001 rate case. Prior to December 1, 2001, the Utility’s removal costs, net of salvage, were charged to accumulated depreciation.

As reported in its fiscal 2005 Form 10-K, Laclede Gas was conducting a study in light of the recent conclusions of certain regulatory proceedings. The purpose of the study was to quantify the amount of accrued asset removal costs previously recovered through rates in excess of actual costs incurred. The amount quantified was approximately $48.3 million at January 1, 2006. During the quarter ended
March 31, 2006, the study was completed and the Utility reclassified amounts on its Balance Sheets from “Accumulated depreciation and amortization” to “Regulatory liabilities” pursuant to Statement of Financial Accounting Standards (SFAS) No. 71. The amounts reclassified were $49.4 million at March 31, 2006, $49.0 million at September 30, 2005, and $50.7 million at March 31, 2005. This reclassification reflects the Utility’s best estimate utilizing historical rates accrued for estimated removal costs embedded in the Utility’s depreciation rates. In conjunction with the implementation of new depreciation rates and consistent with the reclassification of this amount, the Utility began accruing asset removal costs through depreciation expense, with a corresponding credit to “Regulatory liabilities.” When Laclede Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization,” and any related removal costs incurred are charged to “Regulatory liabilities.” In the rate setting process, the regulatory liability will be included in the net rate base upon which the Utility has the opportunity to earn its allowed rate of return.

REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on a monthly cycle billing basis. The Utility records its regulated gas distribution revenues from gas sales and transportation service on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amount of accrued unbilled revenues at March 31, 2006 and 2005, for the Utility, were $36.4 million and $26.2 million, respectively. After accrual of related gas cost expense, the accrued pre-tax net revenues at March 31, 2006 and 2005 were $8.5 million and $7.9 million, respectively. The amount of accrued unbilled revenue at September 30, 2005 was $11.4 million. After accrual of related gas cost expense, the accrued pre-tax net revenues at September 30, 2005 was $4.8 million.

PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT – As part of the recent settlement of the Utility’s 2005 rate case, the following modifications were made to Laclede Gas’ Purchased Gas Adjustment (PGA) Clause:

•

Previously, the Utility’s tariffs allowed for scheduled gas cost adjustments in the months of November, January, March and June. Effective October 1, 2005, the tariffs allow the Utility flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months.

•

Effective October 1, 2005, the Utility was authorized to implement the recovery of gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are injected underground in the summer for sale during the winter. The MoPSC also approved the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold.

•

In its 2002 rate case, the MoPSC approved a plan applicable to the Utility’s gas supply commodity costs under which it could retain up to 10% of cost savings associated with the acquisition of natural gas below an established benchmark level of gas cost. The plan requires that if Laclede Gas’ retention of cost savings reaches $5 million, the Utility will retain 1% of any remaining cost savings. The settlement of the Utility’s 2005 rate case continued the plan, with certain modifications.

OFF-SYSTEM SALES - In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility will retain all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million, if any, will be shared with customers, with the Utility retaining 50% of amounts exceeding that threshold.

STOCK-BASED COMPENSATION - The Laclede Group 2006 Equity Incentive Plan (the 2006 Plan) was approved at the annual meeting of shareholders of Laclede Group on January 26, 2006. The purpose of the 2006 Plan is to encourage officers and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with shareholders. To accomplish this purpose, the Compensation Committee of the board of directors may grant awards under the 2006 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Under the terms of the 2006 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The 2006 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights and performance shares payable in stock or cash or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award. The maximum number of shares reserved for issuance under the 2006 Plan is 1,250,000, of which the aggregate number of shares of stock for which incentive stock options may be granted is 1,250,000 shares of stock. The 2006 Plan replaces the Laclede Group 2003 Equity Incentive Plan (the 2003 Plan). Shares reserved under the 2003 Plan, other than those needed for currently outstanding awards, were canceled upon shareholder approval of the 2006 Plan.

The Company’s Restricted Stock Plan for Non-Employee Directors was approved by shareholders in

January 2003. The principal purpose of the plan is to attract and retain qualified persons who are not employees or former employees of the Company or any of its subsidiaries for service as members of the board of directors and to encourage ownership in the Company by such non-employee directors by granting shares of common stock subject to restrictions. Shares vest depending on the participant’s age upon entering the plan and years of service as a director. The total number of shares of common stock that may be issued under the Restricted Stock Plan for Non-Employee Directors is 50,000.

The Company accounts for awards under the above referenced Plans under the recognition and measurement principles of SFAS No. 123(R), “Share-Based Payment.” Through fiscal year 2005, the Company accounted for the plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and provided pro forma disclosures in the Notes to Consolidated Financial Statements regarding the effect on net income and earnings as if compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of APB Opinion No. 25, the Company only recorded stock-based compensation cost related to restricted stock. The Company was not required to recognize compensation cost for stock options because all options granted under the Equity Incentive Plan had an exercise price equal to the market value of the Company’s stock on the date of the grant. The Company implemented the provisions of SFAS No. 123(R) on a modified prospective basis effective October 1, 2005. Consistent with this Statement, prior period amounts have not been restated. Under the modified prospective methodology, the Company is required to record compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures.

During the six months ended March 31, 2006, the Company awarded 51,000 shares of performance-contingent restricted stock to executives and key employees at a weighted average fair value of $30.46 per share with a three-year performance period ending September 30, 2008. These shares vest in November 2008 upon the attainment of certain earnings and dividend growth performance goals. If the performance contingency is not satisfied, no compensation cost is recognized and any recognized compensation cost is reversed. The Company holds the certificates for restricted stock until the shares vest. In the interim, the participants receive full dividends and voting rights.

During the six months ended March 31, 2006, the Company awarded 3,750 shares of restricted stock to non-employee directors at a weighted average fair value of $31.54 per share. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.

During the six months ended March 31, 2006, the Company granted 105,500 non-qualified stock options to employees at an exercise price of $30.46 per share. The stock options vest one-fourth each year for four years after the date of the grant beginning November 3, 2006 and have a ten-year contractual term. The weighted-average fair value of options granted during the six months ended March 31, 2006 is $6.80 per option.

Restricted stock activity for the quarter ended March 31, 2006 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	51,000	$30.46

Granted	3,750	$31.54
Vested	(1,350)	$31.54
Forfeited	—	—

Nonvested at March 31, 2006	53,400	$30.51

Stock option activity for the quarter ended March 31, 2006 is presented below:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual Term	Value
	Shares	Exercise Price	(Years)	($000)

Outstanding at December 31, 2005	666,750	$28.78

Granted	—	—
Exercised	(17,125)	$25.41
Forfeited	—	—

Outstanding at March 31, 2006	649,625	$28.87	8.1	$3,607

Exercisable at March 31, 2006	209,875	$27.69	7.6	$1,412

Exercise prices of options outstanding at March 31, 2006 range from $23.27 to $30.95. During the six months ended March 31, 2006, cash received from the exercise of stock options was approximately $0.4 million, the intrinsic value of the options exercised was approximately $0.1 million and the related actual tax benefit realized was approximately $53,000. The total fair value of restricted stock vested during the six months ended March 31, 2006 was approximately $87,000 and the related actual tax benefit realized was approximately $34,000. The Company generally issues new shares to satisfy employee restricted stock awards and stock option exercises. Shares for non-employee directors are generally purchased on the open market. The closing price of the Company’s common stock was $34.42 at March 31, 2006.

Total compensation cost that has been charged against net income for share-based compensation arrangements was approximately $0.3 million and $0.6 million for the quarter and six months ended March 31, 2006, respectively. Compensation cost capitalized as part of fixed assets was approximately $0.1 million for the quarter ended March 31, 2006 and was approximately $0.2 million for the six months ended March 31, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $0.1 million for the quarter ended March 31, 2006 and was approximately $0.2 million for the six months ended March 31, 2006. As of that date, there was approximately $3.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (options and restricted stock). That cost is expected to be recognized over a weighted-average period of 2.6 years.

The fair value of the options granted during the six months ended March 31, 2006 was estimated at the date of grant using a binomial option-pricing model based on the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on U.S. Treasury yields at the grant date. The expected life of options is based on generalized expectations regarding the behavior of option holders since the Company’s experience is not yet sufficient to develop an assumption specific to its employees.

	Six Months Ended
	March 31,
	2006
Risk free interest rate	4.60%
Expected dividend yield of stock	4.50%
Expected volatility of stock	25.00%
Expected life of option	96	months

The following table details the effect on net income and earnings per share had compensation cost for the stock-based compensation plans been recorded in the three months and six months ended March 31, 2005 based on the fair value method under SFAS No. 123. The reported and pro forma net income and earnings per share for the current-year periods presented are the same since stock-based compensation cost is calculated under the provisions of SFAS No. 123(R) and reflected in the Statements of Consolidated Income for these periods. The amounts for the current-year periods presented are included in the table below only to provide the detail for a comparative presentation to the same periods last year.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
(Thousands, Except Per Share Amounts)
Net income applicable to common stock,
as reported	$20,929	$22,443	$47,097	$39,060

Add: Total stock-based compensation
cost included in reported net income,
net of tax effects	201	4	359	7

Deduct: Total stock-based
compensation cost includible in net
income determined under the fair
value based method for all awards,
net of tax effects	201	148	359	273

Pro forma net income applicable
to common stock	$20,929	$22,299	$47,097	$38,794

Earnings per share:
Basic – as reported	$.99	$1.07	$2.22	$1.86
Diluted – as reported	$.98	$1.06	$2.22	$1.85
Basic – pro forma	$.99	$1.06	$2.22	$1.84
Diluted – pro forma	$.98	$1.06	$2.22	$1.84

NEW ACCOUNTING STANDARDS – In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The provisions of this Statement are effective for inventory costs incurred during the Company’s fiscal year 2006. Adoption of this Statement had no effect on the financial position or results of operations of the Company.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies how to account for uncertainties concerning the timing and method of settlement of an asset retirement obligation, as defined in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 specifies that if there is a legal obligation to perform a conditional asset retirement activity, an entity is required to recognize a liability for the fair value of the obligation if it can be reasonably estimated. For Laclede Group, adoption of FIN 47 will be required by the end of fiscal year 2006. The Company is continuing to evaluate the provisions of this Interpretation and its impact on Laclede Gas and its other subsidiaries. At this writing, it is expected that, pursuant to the provisions of FIN 47, Laclede Gas will have sufficient information to reasonably estimate certain of its legal obligations to perform conditional asset retirement obligations. The Utility believes that adoption of FIN 47 will primarily result in timing differences between the recognition of asset retirement obligation expenses for financial reporting purposes and their recovery in rates, and such differences will be deferred in accordance with SFAS No. 71. Accordingly, while the impact on the Company’s consolidated balance sheet is not yet known, the adoption of FIN 47 is not expected to have a material effect on the Company’s results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented and an adjustment to the balance of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of FASB No. 125. SFAS No. 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 will be effective for the Company beginning with fiscal year 2007. The Company is currently evaluating the provisions of this Statement.

2.	EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. For the quarter and six months ended March 31, 2006, 388,000 shares attributable to outstanding stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. There were 234,000 antidilutive shares for the quarter ended March 31, 2005. There were no antidilutive shares for the six months ended March 31, 2005.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2006	2005	2006	2005

Basic EPS:
Net Income Applicable to Common Stock	$20,929	$22,443	$47,097	$39,060
Weighted-Average Shares Outstanding	21,231	21,060	21,211	21,038
Earnings Per Share of Common Stock	$.99	$1.07	$2.22	$1.86

Diluted EPS:
Net Income Applicable to Common Stock	$20,929	$22,443	$47,097	$39,060

Weighted-Average Shares Outstanding	21,231	21,060	21,211	21,038
Dilutive Effect of Employee Stock Options
and Restricted Stock	38	36	31	36
Weighted-Average Diluted Shares	21,269	21,096	21,242	21,074

Earnings Per Share of Common Stock	$.98	$1.06	$2.22	$1.85

3.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee’s compensation during the highest three years of the last ten years of employment.

The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds. Contributions to the pension plans in fiscal 2006 are anticipated to be $1.1 million into the qualified trusts, and $0.3 million into the non-qualified plans.

Pension costs for the quarters ending March 31, 2006 and 2005 were $1.3 million and $1.1 million, respectively. Pension costs for the six months ended March 31, 2006 were $2.7 million compared with $2.3 million for the same period last year. These costs include amounts capitalized with construction activities.

The net periodic pension costs include the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2006	2005	2006	2005

Service cost - benefits earned
during the period	$3,690	$2,799	$7,380	$5,598
Interest cost on projected
benefit obligation	4,176	3,994	8,352	7,988
Expected return on plan assets	(5,196)	(5,291)	(10,392)	(10,582)
Amortization of prior service cost	294	308	588	617
Amortization of actuarial loss	1,728	730	3,456	1,460
Regulatory adjustment	(3,354)	(1,408)	(6,708)	(2,817)
Net pension cost	$1,338	$1,132	$2,676	$2,264

Pursuant to the MoPSC’s Order in Laclede Gas’ 2002 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains or losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the Utility’s qualified pension plans is based on the ERISA minimum contribution of zero effective October 1, 2002, and on the ERISA minimum contribution of zero plus $3.4 million annually effective July 1, 2003. In the Company’s 2005 rate case, the Commission ordered that effective October 1, 2005, recovery in rates is based on an allowance of $4.1 million. The difference between these amounts on a pro-rata basis and pension expense as calculated pursuant to the above and included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or liability.

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump sum cash payments. Pursuant to MoPSC Order, lump sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump sum payments were recognized as settlements during the six months ended March 31, 2006 or the six months ended March 31, 2005.

SM&P maintains a defined benefit plan for selected employees. The plan is a non-qualified plan and therefore has no assets held in trust. The plan was frozen to new participants in 2002. Net pension cost related to the plan is not material.

Laclede Gas also provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65.

Missouri state law provides for the recovery in rates of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established the Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts’ assets consist primarily of money market securities and mutual funds invested in stocks and bonds.

Postretirement benefit costs for quarters ending March 31, 2006 and 2005 were $2.2 million and $2.0 million, respectively. Postretirement benefit costs for the six months ended March 31, 2006 were $4.4 million compared with $4.0 million for the same period last year. These costs include amounts capitalized with construction activities.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2006	2005	2006	2005

Service cost – benefits earned during
the period	$996	$844	$1,992	$1,689
Interest cost on accumulated
postretirement benefit obligation	740	826	1,480	1,652
Expected return on plan assets	(340)	(318)	(679)	(637)
Amortization of transition obligation	81	144	163	289
Amortization of prior service cost	(9)	(8)	(18)	(16)
Amortization of actuarial loss	319	217	637	434
Regulatory adjustment	429	295	857	590
Net postretirement benefit cost	$2,216	$2,000	$4,432	$4,001

Pursuant to the Commission’s Order in the Utility’s 2002 rate case and affirmed in the 2005 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains and losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 and 2005 rate cases, the Commission ordered that the recovery in rates for the postretirement benefit costs be based on the accounting methodology as ordered in the 1999 rate case. The difference between this amount and postretirement benefit expense as calculated pursuant to the above is deferred as a regulatory asset or liability.

4.	FINANCIAL INSTRUMENTS

In the course of its business, Laclede Group’s non-regulated natural gas marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At March 31, 2006, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

Settled and open futures positions were as follows at March 31, 2006:

			Average
		MMBtu	Price per
	Position Month	(millions)	MMBtu
Settled short positions	April 2006	1.49	$8.06
Settled long positions	April 2006	.10	6.48

Open short futures positions	May 2006	.60	9.68
	July 2006	.41	8.73
	August 2006	.22	8.71
	September 2006	.04	8.86
	October 2006	.01	7.98
	November 2006	.24	8.96
	December 2006	.09	10.03
	January 2007	.03	10.47
	February 2007	.05	10.29
	April 2007	.33	9.10

The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income (Loss), a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is expected that approximately $3.4 million of pre-tax net unrealized gains on cash flow hedging derivative instruments at March 31, 2006 will be reclassified into the Consolidated Statement of Income during the remainder of fiscal 2006. The ineffective portions of these hedge instruments are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $1.7 million for the quarter ended March 31, 2006 and $0.5 million for the six months ended March 31, 2006, primarily due to higher price volatility and regional supply/demand imbalances due to the Gulf Coast hurricanes. The amount of ineffectiveness recognized in the same periods last year was not material. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5.	INCOME TAXES

Income tax expense for the six months ended March 31, 2006 includes a reduction in income tax expense of approximately $0.9 million primarily attributable to a change in estimated tax depreciation and other property-related deductions recorded during the quarter ended December 31, 2005.

6.	OTHER INCOME AND INCOME DEDUCTIONS – NET

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2006	2005	2006	2005

Allowance for funds used during construction	$(15)	$(24)	$(37)	$(49)
Other income	1,593	528	2,735	1,093
Other income deductions	(399)	(598)	(234)	436
Other income and (income deductions) – net	$1,179	$(94)	$2,464	$1,480

The increases in Other income compared with the same periods last year are primarily due to Laclede Gas’ application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments, as approved by the MoPSC effective October 1, 2005. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold.

7.	INFORMATION BY OPERATING SEGMENT

The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. The Non-Regulated Services segment includes the results of SM&P, an underground facility locating and marking business operating in a nine-state footprint from Michigan to Texas. The underground facility locating industry remains competitive with many contracts subject to termination on as little as 30 days’ notice. Also, SM&P’s customers are primarily in the utility and telecommunication sector and, as such, SM&P’s results are influenced by construction seasonality and trends. The Non-Regulated Gas Marketing segment includes the results of LER. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. As such, LER’s operations and customer base are subject to fluctuations in market conditions. Non-Regulated Other includes the transportation of liquid propane, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Certain intersegment revenues with Laclede Gas are not eliminated, in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to LER, services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns respectively.

			Non-
	Regulated	Non-	Regulated	Non-
	Gas	Regulated	Gas	Regulated
(Thousands)	Distribution	Services	Marketing	Other	Eliminations	Consolidated
Three Months Ended
March 31, 2006
Revenues from external
customers	$481,823	$30,484	$173,972	$692	$—	$686,971
Intersegment revenues	7,460	75	13,761	513	—	21,809
Total operating revenues	489,283	30,559	187,733	1,205	—	708,780
Net income (loss) applicable
to common stock	18,972	(3,815)	5,560	212	—	20,929
Total assets	1,357,114	65,297	93,629	72,078	(54,577)	1,533,541

Six Months Ended
March 31, 2006
Revenues from external
customers	$885,140	$65,850	$395,890	$1,705	$—	$1,348,585
Intersegment revenues	15,544	167	33,175	544	—	49,430
Total operating revenues	900,684	66,017	429,065	2,249	—	1,398,015
Net income (loss) applicable
to common stock	39,164	(3,405)	10,968	370	—	47,097
Total assets	1,357,114	65,297	93,629	72,078	(54,577)	1,533,541

Three Months Ended
March 31, 2005
Revenues from external
customers	$426,583	$23,732	$110,807	$733	$—	$561,855
Intersegment revenues	8,413	74	5,800	413	—	14,700
Total operating revenues	434,996	23,806	116,607	1,146	—	576,555
Net income (loss) applicable
to common stock	22,529	(2,062)	1,786	190	—	22,443
Total assets	1,246,154	54,693	55,969	42,684	(28,671)	1,370,829

Six Months Ended
March 31, 2005
Revenues from external
customers	$714,880	$51,655	$220,805	$1,437	$—	$988,777
Intersegment revenues	11,369	137	13,981	4,776	—	30,263
Total operating revenues	726,249	51,792	234,786	6,213	—	1,019,040
Net income (loss) applicable
to common stock	37,616	(1,919)	3,220	143	—	39,060
Total assets	1,246,154	54,693	55,969	42,684	(28,671)	1,370,829

8.	COMMITMENTS AND CONTINGENCIES

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs.

Environmental issues have arisen in the past, and may arise in the future, associated with sites formerly owned or operated by Laclede Gas and/or its predecessor companies, including facilities at which manufactured gas operations took place. Laclede Gas has been advised of the existence of three former manufactured gas plant (MGP) sites that may require remediation and has worked with federal and state environmental regulators to address two of the three sites.

With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of March 31, 2006, Laclede Gas has paid or reserved for these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former MGP site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides potential opportunities to minimize the cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. The City is exploring development options for the site. Laclede Gas also continues to evaluate options concerning this site. Laclede Gas currently estimates the cost of site investigations, agency oversight and related legal and engineering consulting to be approximately $650,000. Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs. One party has agreed to participate and has reimbursed Laclede Gas to date for $190,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties to the extent practicable.

Laclede Gas has been advised that a third former MGP site may require remediation. Laclede Gas has not owned this site for many years. At this time, it is not known whether Laclede Gas will incur any costs in connection with environmental investigations of or remediation at the site, and if it does incur any such costs, what the amount of those costs would be.

While the amount of future costs relative to the actions Laclede Gas has taken at the Shrewsbury site pursuant to the current agreement with state and federal regulators may not be significant, the amount of costs relative to future remedial actions regulators may require at the Shrewsbury site and at the other sites is unknown and may be material.

Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the three MGP sites identified above. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas is currently holding discussions with the insurers regarding potential reimbursement from them. In June 2005, an outside consultant retained by Laclede Gas completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from the insurers to the Company of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor and remediate these MGP sites from $5.8 million to $36.3 million. This analysis is based upon currently available facts, existing technology and presently enacted laws and regulations. The actual costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final determination of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay and any insurance recoveries. Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. As of the date of this report, Laclede Gas has recorded all such costs. However, it is possible that future events may require some level of additional remedial activities that, in turn, would require Laclede Gas to record additional costs.

Laclede Gas anticipates that any costs it may incur in the future to remediate these sites, less any amounts received as insurance proceeds or as contributions from other potentially responsible parties, would be deferred and recovered in rates through periodic adjustments approved by the MoPSC. Accordingly, potential liabilities associated with remediating the MGP sites are not expected to have a material impact on the future financial position and results of operations of Laclede Gas or the Company.

SM&P has been the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group’s acquisition. The claims involve whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. These claims have been asserted in various proceedings, including one “opt-in” collective action filed in March 2003 in Federal District Court for the Eastern District of Texas. As a result of a ruling on February 27, 2004, in that proceeding, approximately 3,500 present and former field employees who worked for SM&P at times since February 27, 2001, were given notice of the lawsuit and the opportunity, until June 7, 2004, to join the lawsuit and assert claims for additional overtime compensation for the three-year period immediately preceding the date that they joined the lawsuit. Of the individuals to whom notice was sent, 966 joined this lawsuit within the opt-in deadline established by the court, the substantial majority of whom are former employees. A limited number of individuals have attempted to opt-in after the court’s deadline, while simultaneously, a limited number of plaintiffs have withdrawn from participation after having opted into the lawsuit. SM&P has vigorously contested these claims, including opposition to this case proceeding as a collective action.

Since the subject of employment practices preceded Laclede Group’s acquisition of SM&P, Laclede Group notified SM&P’s prior owner, NiSource Inc. (NiSource), of the various wage and hour claims. Laclede Group has advised NiSource of Laclede Group’s position that NiSource is obligated to indemnify Laclede Group for liabilities and defense costs arising out of the wage and hour claims, subject to the limitations set forth in the Stock Purchase Agreement, dated as of December 12, 2001, by and between NiSource and Laclede Group.

SM&P and the plaintiffs in the collective action have reached an agreement in principle to settle the lawsuit. While not admitting that its practices violated wage and hour laws, SM&P has agreed in principle to fund a portion of the amount required to pay the plaintiffs to settle the collective action. In conjunction with the agreement in principle to settle the collective action, NiSource has agreed in principle to fund a portion of the settlement payment that would be made to the collective action plaintiffs. The agreements in principle are subject to the negotiation and execution of definitive agreements and to court approval of the terms of the settlement of the collective action. In the quarter ended March 31, 2006, SM&P recorded a pre-tax charge of $2.5 million to reflect the amount it expects to fund for the settlement of the collective action.

Laclede Group and NiSource further have agreed to submit to an expedited binding arbitration procedure their respective rights and obligations under the Stock Purchase Agreement concerning wage and hour claims, including settlement payments and the attorneys’ fees and related expenses incurred to defend those claims. The parties expect that the arbitrators will render a decision by September 15, 2006. The arbitration could result in an award in favor of either party. Laclede Group believes that it has strong legal claims against NiSource for indemnification in the arbitration proceeding, and Laclede Group intends to pursue those claims vigorously. While the results of the arbitration proceeding cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome of the arbitration will not have a material adverse effect on the consolidated financial position and results of operations of Laclede Group in future periods.

On December 29, 2005, the Staff of the Commission proposed a disallowance of approximately $3.3 million related to the Company’s recovery of its purchased gas costs applicable to fiscal 2004. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. The implementation is expected to be substantially completed by early 2007. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has a significant number of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to customers’ unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff seeks customer service accommodations for those customers with meters located inside their homes whose previous estimated bills, as a result of installing AMR, will require adjustment to reflect actual usage. Laclede Gas has filed a response generally denying the MoPSC Staff’s allegations. Laclede Gas is working with the MoPSC Staff and other parties to the case to resolve customer service issues. The Utility’s labor union representing field service workers, United Steelworkers Local 11-6 (Union), has also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. The Utility believes the Union’s allegations are without merit.

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

SM&P has several operating leases, the aggregate annual cost of which is approximately $9 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $23 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $21 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2006. Since that date, guarantees totaling $3 million expired, leaving $18 million in guarantees outstanding at April 25, 2006. No amounts have been recorded for these guarantees in the financial statements.

Laclede Gas Company’s Financial Statements and Notes to Financial Statements are included in Exhibit 99.1 to this report.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Laclede Group, Inc.

This management’s discussion analyzes the financial condition and results of operations of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. It includes management’s view of factors that affect its business, explanations of past financial results including changes in earnings and costs from the prior year periods, and their effects on overall financial condition and liquidity.

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

•	weather conditions and catastrophic events;
•	economic, competitive, political and regulatory conditions;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	franchise renewals
	•	environmental or safety matters
	•	taxes
	•	accounting standards;
•	the results of litigation;
•	retention, ability to attract, ability to collect from and conservation efforts of customers;
•	capital and energy commodity market conditions including the ability to obtain funds for necessary capital expenditures and the terms and conditions imposed for obtaining sufficient gas supply;
•	discovery of material weakness in internal controls; and
•	employee workforce issues.

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto.

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

Laclede Group’s earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the metropolitan St. Louis area and several other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s innovative weather mitigation rate design lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. The weather mitigation rate design minimizes the impact of weather volatility during the peak cold months of December through March and reduces the impact of weather volatility, to a lesser extent, during the months of November and April. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. Due to the material seasonal cycle of Laclede Gas, the accompanying interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of the succeeding quarters of the fiscal year. The seasonal effect of the Utility’s earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business, whose operations tend to be counter-seasonal to those of Laclede Gas. The underground facility locating industry remains competitive with many contracts subject to termination on as little as 30 days’ notice. SM&P’s customers are primarily in the utility and telecommunication sector and, as such, SM&P’s results are influenced by construction seasonality and trends. Laclede Energy Resources, Inc. (LER) is engaged in non-regulated efforts to market natural gas and related activities. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. As such, LER’s operations and customer base are subject to fluctuations in market conditions. Other non-regulated subsidiaries provide less than 10% of consolidated revenues.

Laclede Group’s strategy continues to include efforts to stabilize and improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of the Laclede Group strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 16,000-mile natural gas distribution system and related storage facilities. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility’s income from off-system sales remains subject to fluctuations in market conditions. In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility will retain all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million, if any, will be shared with customers, with the Utility retaining 50% of amounts exceeding that threshold. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. During the six months ended March 31, 2006, favorable market conditions contributed to the generation of an exceptionally high level of income from off-system sales.

Wholesale natural gas prices for the 2005-2006 heating season rose to unprecedented levels across the nation. Laclede Gas continues to work actively to reduce the impact of higher costs by strategically structuring its natural gas supply portfolio and through the use of financial instruments. Nevertheless, the cost of purchased gas remains high. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas. The Utility believes it will continue to be able to obtain sufficient gas supply. While there have been some recent declines in wholesale natural gas prices nationwide, the generally higher price levels may continue to affect sales volumes (due to the conservation efforts of customers) and cash flows (associated with the timing of collection of gas costs and related accounts receivable from customers).

Laclede Group continues to develop its non-regulated subsidiaries. SM&P is working to further the logical expansion of its business in both new and existing markets. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in unregulated natural gas suppliers. Nevertheless, income from LER’s operations is subject to fluctuations in market conditions. LER reported record-high earnings during the six months ended March 31, 2006 as a result of increased margins, caused by higher price volatility and regional supply/demand imbalances due to the Gulf Coast hurricanes, as well as higher wholesale sales volumes.

Quarter Ended March 31, 2006

------------------------------------------

Overview – Net Income (Loss) by Operating Segment	Quarter Ended
	March 31,
(millions, after-tax)	2006	2005

Regulated Gas Distribution	$19.0	$22.5
Non-Regulated Services	(3.8)	(2.1)
Non-Regulated Gas Marketing	5.5	1.8
Non-Regulated Other	.2	.2
Net Income Applicable to Common Stock	$20.9	$22.4

Laclede Group’s net income applicable to common stock was $20.9 million for the quarter ended March 31, 2006, compared with $22.4 million for the quarter ended March 31, 2005. Basic and diluted earnings per share were $.99 and $.98, respectively for the quarter ended March 31, 2006, compared with $1.07 and $1.06, respectively, reported for the same quarter last year. Earnings per share decreased compared to last year primarily due to lower net income reported by Laclede Gas and Laclede Group’s non-regulated services segment, partially offset by the effect of higher net income realized by Laclede Group’s non-regulated gas marketing segment. Variations in net income were primarily attributable to the factors described below.

Regulated Gas Distribution net income decreased by $3.5 million for the quarter ended March 31, 2006 compared with the quarter ended March 31, 2005. Laclede Gas implemented several of the provisions of the settlement of its 2005 rate case effective October 1, 2005, producing quarter-to-quarter variations in several areas. The decrease in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	higher depreciation expense totaling $2.5 million resulting from the implementation of new rates effective January 1, 2006 as authorized by the MoPSC, and additional depreciable property;
•	increases in operation and maintenance expenses totaling $2.0 million;
•	a higher provision for uncollectible accounts totaling $1.7 million;
•

lower Infrastructure System Replacement Surcharges (ISRS) totaling $1.2 million. These surcharges were reset to zero effective October 1, 2005 as the ISRS-related costs are being recovered through new base rates effective on that same date;

•	lower income from off-system sales and capacity release totaling $1.7 million; and,
•	the effect of lower system gas sales volumes totaling $0.8 million.

These factors were partially offset by:

•	the benefit of a general rate increase, effective October 1, 2005, totaling $3.7 million; and,
•	the recovery of gas inventory carrying costs through the Utility’s PGA Clause, effective October 1, 2005, totaling $1.0 million.

The Non-Regulated Services segment reported a loss of $3.8 million during the quarter ended March 31, 2006 compared with a loss of $2.1 million for the same period last year. The variation from the same quarter last year was primarily attributable to a $2.5 million pre-tax charge recorded this quarter in association with the employment-related litigation described in Note 8 to the Consolidated Financial Statements and additional operating expenses, partially offset by an increase in revenues as a result of SM&P’s attainment of additional business in both new and existing markets.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $3.7 million compared with the same period last year, primarily as a result of LER’s increased margins caused by higher price volatility and regional supply/demand imbalances due to the Gulf Coast hurricanes, as well as higher sales volumes. LER’s sales volumes increased 17% over the same period last year principally as a result of increased interstate pipeline wholesale transactions.

Regulated Operating Revenues and Operating Expenses

Laclede Gas passes on to Utility customers (subject to prudence review) increases and decreases in the wholesale cost of natural gas in accordance with its PGA Clause. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on net revenues and net income.

Regulated operating revenues for the quarter ended March 31, 2006 were $489.3 million, or $54.3 million, greater than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 17.3% warmer than normal and 8.8% warmer than the same period last year. Total system therms sold and transported were 0.36 billion for the quarter ended March 31, 2006 compared with 0.41 billion for the same period last year. Total off-system therms sold and transported were 0.08 billion for the quarter ended March 31, 2006 compared with 0.10 billion for the same period last year. The increase in regulated operating revenues was primarily attributable to the following factors:

Millions
Higher wholesale gas costs (passed on to Utility customers, subject to
prudence review by the MoPSC)	$93.3
Lower system sales volumes and other variations, primarily due to warmer weather and the
conservation efforts of customers due to higher natural gas prices	(37.9)
Lower off-system sales volumes	(13.7)
Higher prices charged for off-system sales	8.5
Net effect of the general rate increase, recovery of gas inventory carrying costs,
and resetting the ISRS to zero, effective October 1, 2005	4.1
Total Variation	$54.3

Regulated operating expenses for the quarter ended March 31, 2006 increased $59.1 million from the same quarter last year. Natural and propane gas expense increased $50.1 million from last year’s level primarily attributable to higher rates charged by our suppliers, partially offset by lower system volumes purchased for sendout and lower off-system gas expense. Other operation and maintenance expenses increased $3.7 million, or 9.3%, primarily due to a higher provision for uncollectible accounts, higher wage rates, compensation expense associated with Laclede Group’s implementation of Statement of Financial Accounting Standards (SFAS) No. 123 (R), and higher costs associated with low income energy assistance and energy efficiency programs implemented October 1, 2005 and implementation of automated meter reading. These factors were partially offset by a reduction in costs to remove retired utility plant that were previously charged to expense as incurred. An accrual for such costs is currently being provided for in depreciation rates. Depreciation and amortization expense increased $2.5 million, or 44.3%, primarily due to higher rates effective January 1, 2006 and additional depreciable property. Taxes, other than income, increased $2.8 million, or 10.5%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group’s non-regulated services operating revenues for this quarter increased $6.8 million primarily due to SM&P’s attainment of additional business in both new and existing markets. The increase in non-regulated services operating expenses totaling $9.7 million was primarily attributable to charges associated with the additional business and charges recorded in association with the employment-related litigation described in Note 8 to the Consolidated Financial Statements.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $71.1 million primarily due to higher sales prices and increased sales volumes by LER. The increase in non-regulated gas marketing operating expenses of $65.2 million was primarily associated with increased gas expense related to higher prices and increased volumes purchased.

Other Income and (Income Deductions) – Net

Other income and income deductions - net increased $1.3 million primarily due to additional income resulting from Laclede Gas’ application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with use of financial instruments, as approved by the MoPSC effective October 1, 2005. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold.

Interest Charges

The $1.7 million increase in interest charges was primarily attributable to higher rates and increased borrowings on short-term debt.

Income Taxes

The decrease in income tax expense was primarily due to lower pre-tax income.

Six Months Ended March 31, 2006

------------------------------------------

Overview – Net Income (Loss) by Operating Segment	Six Months Ended
	March 31,
(millions, after-tax)	2006	2005

Regulated Gas Distribution	$39.2	$37.6
Non-Regulated Services	(3.4)	(1.9)
Non-Regulated Gas Marketing	10.9	3.2
Non-Regulated Other	.4	.2
Net Income Applicable to Common Stock	$47.1	$39.1

Laclede Group’s net income applicable to common stock was $47.1 million for the six months ended March 31, 2006, compared with $39.1 million for the six months ended March 31, 2005. Basic and diluted earnings per share were $2.22 for the six months ended March 31, 2006, compared with basic and diluted earnings per share of $1.86 and $1.85, respectively, reported for the same period last year. The significant increase in earnings per share was due to the effect of higher net income realized by Laclede Group’s non-regulated gas marketing segment and higher earnings reported by Laclede Gas, partially offset by lower earnings recorded by Laclede Group’s non-regulated services segment. Variations in net income were primarily attributable to the factors described below.

Regulated Gas Distribution net income increased by $1.6 million for the six months ended March 31, 2006 compared with the same period last year. Laclede Gas implemented several of the provisions of the settlement of its 2005 rate case effective October 1, 2005. The increase in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	the benefit of a general rate increase, effective October 1, 2005, totaling $6.7 million;
•	higher income from off-system sales and capacity release totaling $3.3 million; and,
•	the recovery of gas inventory carrying costs through the Utility’s PGA Clause, effective October 1, 2005, totaling $3.1 million.

These factors were partially offset by:

•	increases in operation and maintenance expenses totaling $5.0 million;
•	higher depreciation expense totaling $3.3 million resulting from the implementation of new rates effective January 1, 2006 as authorized by the MoPSC, and additional depreciable property;
•	lower ISRS totaling $2.2 million. These surcharges were reset to zero effective October 1, 2005 as the ISRS-related costs are being recovered through new base rates effective on that same date; and,
•	a higher provision for uncollectible accounts totaling $1.6 million.

The Non-Regulated Services segment reported a loss of $3.4 million during the six months ended March 31, 2006 compared with a loss of $1.9 million for the same period last year. The variation from the same period last year was primarily attributable to a $2.5 million pre-tax charge recorded during the quarter ended March 31, 2006 in association with the employment-related litigation described in Note 8 to the Consolidated Financial Statements and additional operating expenses, partially offset by an increase in revenues as a result of SM&P’s attainment of additional business in both new and existing markets.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $7.7 million compared with the same period last year, primarily as a result of LER’s increased margins caused by higher price volatility and regional supply/demand imbalances due to the Gulf Coast hurricanes, as well as higher sales volumes. LER’s sales volumes increased 19% over the same period last year principally as a result of increased interstate pipeline wholesale transactions.

Regulated Operating Revenues and Operating Expenses

Regulated operating revenues for the six months ended March 31, 2006 were $900.7 million, or $174.4 million greater than the same period last year. Temperatures experienced in the Utility’s service area during the six months ended March 31, 2006 were 10.6% warmer than normal, but 1.4% colder than the same period last year. Total system therms sold and transported were 0.67 billion for the six months ended March 31, 2006 compared with 0.69 billion for the same period last year. Total off-system therms sold and transported were 0.13 billion for the six months ended March 31, 2006 compared with 0.14 billion for the same period last year. The increase in regulated operating revenues was primarily attributable to the following factors:

Millions
Higher wholesale gas costs (passed on to Utility customers subject to prudence
review by the MoPSC)	$164.7
Higher prices charged for off-system sales	28.3
Lower system sales volumes and other variations, primarily due to the conservation efforts
of customers due to higher natural gas prices	(20.9)
Net effect of the general rate increase, recovery of gas inventory carrying costs, and
resetting the ISRS to zero, effective October 1, 2005	7.0
Lower off-system sales volumes	(4.7)
Total Variation	$174.4

Regulated operating expenses for the six months ended March 31, 2006 increased $172.3 million from the same period last year. Natural and propane gas expense increased $155.8 million above last year’s level primarily attributable to higher rates charged by our suppliers and increased off-system gas expense, partially offset by lower volumes purchased for sendout. Other operation and maintenance expenses increased $6.6 million, or 8.9%, primarily due to a higher provision for uncollectible accounts, higher wage rates, increased maintenance charges, compensation expense associated with Laclede Group’s implementation of SFAS No. 123(R), higher costs associated with low income energy assistance and energy efficiency programs implemented October 1, 2005, increased pension costs, higher group insurance charges, and increased expenses associated with the implementation of automated meter reading. These factors were partially offset by a reduction in costs to remove retired utility plant that were previously charged to expense as incurred. An accrual for such costs is currently being provided for in depreciation rates. Depreciation and amortization expense increased $3.3 million, or 30.0%, primarily due to higher rates effective February 1, 2005 and January 1, 2006, and additional depreciable property. Taxes, other than income, increased $6.6 million, or 15.6%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group’s non-regulated services operating revenue for the six months ended March 31, 2006 increased $14.2 million primarily due to SM&P’s attainment of additional business in both new and existing markets. The increase in non-regulated services operating expenses totaling $16.7 million was primarily attributable to charges associated with the additional business, increases in operating expenses, and charges recorded in association with the employment-related litigation described in Note 8 to the Consolidated Financial Statements.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $194.3 million primarily due to higher sales prices and increased sales volumes by LER. The increase in non-regulated gas marketing operating expenses of $181.9 million was primarily associated with increased gas expense related to higher prices and increased volumes purchased.

Non-Regulated Other Operating Revenues and Operating Expenses

Non-regulated other operating revenues decreased $4.0 million primarily due to lower sales levels recorded by Laclede Pipeline Company. Non-regulated other operating expenses decreased $4.3 million primarily due to lower expenses associated with decreased sales levels recorded by Laclede Pipeline Company.

Other Income and (Income Deductions) – Net

Other income and income deductions - net increased $1.0 million primarily due to additional income resulting from Laclede Gas’ application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with use of financial instruments, as approved by the MoPSC effective October 1, 2005. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold.

Interest Charges

The $2.6 million increase in interest charges was primarily due to higher interest on short-term debt mainly attributable to higher rates and increased borrowings. This increase was partially offset by lower interest on long-term debt due to the November 2004 maturity of $25 million principal amount of 8 1/2% First Mortgage Bonds.

Income Taxes

The increase in income tax expense was primarily due to higher pre-tax income, partially offset by approximately $0.9 million attributable to a change in estimated tax depreciation and other property-related deductions.

Regulatory Matters

------------------------

On July 14, 2005, Missouri Governor Matt Blunt signed Senate Bill 179 into law. This law, which went into effect

January 1, 2006, authorizes the MoPSC to implement rules and tariff provisions through which rates can be adjusted between general rate case proceedings to reflect increases and decreases in certain costs and revenues. For gas utilities like Laclede Gas, these include rate adjustments to reflect revenue changes resulting from the impact of weather and conservation on customer usage and to reflect changes in the costs to comply with environmental laws, rules and regulations. Various parties have been meeting in an attempt to negotiate rules to implement these programs; however, to date, the MoPSC has not opened a formal rulemaking case.

On October 21, 2005, Laclede Gas filed an application requesting authority for the purchase of certain assets of Fidelity Natural Gas, Inc., located in Sullivan, Missouri. On February 21, 2006 the Commission issued an Order approving the acquisition to be effective February 24, 2006, subject to certain conditions. The purchase, which closed on February 28, 2006, adds approximately 1,300 natural gas customers to Laclede Gas’ service area.

On October 24, 2005, the Office of the Public Counsel proposed an emergency amendment to the MoPSC’s Cold Weather Rule. Such rule governs the disconnection and reconnection practices of utilities during the winter heating season. On December 19, 2005, the MoPSC issued an Order approving certain changes to the rule to be effective between January 1 and March 31, 2006. These temporary rule changes are expected to increase utilities’ costs; however, the rule allows for incremental compliance costs to be deferred for consideration for future recovery. The Company, along with other gas utilities, appealed the Order to the Cole County Circuit Court on the grounds that the rule failed to provide a separate and more definitive recovery mechanism for such costs. Although the Court declined to stay the Order, it did express serious concerns over the rule’s legality. On February 8, 2006 the Cole County Circuit Court held that the rule was unlawful and void because it did not make adequate provision for a cost recovery mechanism to address the revenue losses associated with implementing the rule. The MoPSC has appealed the Court’s decision.

On December 29, 2005, the Staff of the Commission proposed a disallowance of approximately $3.3 million related to the Company’s recovery of its purchased gas costs applicable to fiscal 2004. Laclede Gas believes that the MoPSC Staff’s position lacks merit and is vigorously opposing the adjustment in proceedings before the MoPSC.

On March 1, 2006, Laclede Pipeline Company (Pipeline), a wholly-owned subsidiary of Laclede Group, filed a tariff with the Federal Energy Regulatory Commission (FERC) requesting approval to transport liquefied petroleum gas (LPG) under the Interstate Commerce Act (ICA). Historically, Pipeline has supplied propane to Laclede Gas to supplement the Utility’s natural gas supplies during peak consumption periods. Prior to April 1, 2006 in various Utility rate proceedings over the years, the MoPSC approved Laclede Gas’ rates that were intended to include the recovery of Pipeline’s costs. Pipeline made the March 1 tariff filing due to changes in the types of transactions Pipeline conducts with third parties during those periods when Laclede Gas is not fully utilizing Pipeline’s capacity. On March 16, 2006, the MoPSC filed a protest to Pipeline’s filing to which Pipeline responded on March 21, 2006. On March 31, 2006, the FERC accepted Pipeline’s tariff to be effective April 1, 2006. It is anticipated that Pipeline will provide transportation service to Laclede Gas pursuant to a new contractual arrangement that assures propane supply reliability to the Utility at a cost commensurate with what the Utility’s ratepayers are presently charged for Pipeline’s services.

On March 31, 2006, the Utility made an Infrastructure System Replacement Surcharge (ISRS) filing with the MoPSC that is designed to increase revenues by approximately $2.0 million annually. Such filing was made pursuant to a Missouri law, enacted in 2003, that allows gas utilities to adjust their rates up to twice a year to recover certain facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. On April 6, 2006, the MoPSC suspended the proposed surcharge until July 29, 2006.

Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. The implementation is expected to be substantially completed by early 2007. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has a significant number of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to customers’ unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff seeks customer service accommodations for those customers with meters located inside their homes whose previous estimated bills, as a result of installing AMR, will require adjustment to reflect actual usage. Laclede Gas has filed a response generally denying the MoPSC Staff’s allegations. Laclede Gas is working with the MoPSC Staff and other parties to the case to resolve customer service issues. The Utility’s labor union representing field service workers, United Steelworkers Local 11-6 (Union), has also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. The Utility believes the Union’s allegations are without merit.

Critical Accounting Policies

-----------------------------------

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

Allowances for doubtful accounts – Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors.

Employee benefits and postretirement obligations – Pension and postretirement obligations are calculated by actuarial consultants that utilize several statistical factors and other assumptions related to future events, such as discount rates, returns on plan assets, compensation increases, and mortality rates. The amount of expense recognized by the Utility is dependent on the regulatory treatment provided for such costs. Certain liabilities related to group medical benefits and workers’ compensation claims, portions of which are self-insured and/or contain “stop-loss” coverage with third-party insurers to limit exposure, are established based on historical trends.

Goodwill valuation – In accordance with Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment annually or whenever events or circumstances occur that may reduce the value of goodwill. In performing impairment tests, valuation techniques require the use of estimates with regard to discounted future cash flows of operations, involving judgments based on a broad range of information and historical results. If the test indicates impairment has occurred, goodwill would be reduced, adversely impacting earnings.

Laclede Gas accounts for its regulated operations in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” This statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory process. We believe the following represent the more significant items recorded through the application of SFAS No. 71:

The Utility’s PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including the costs, cost reductions and related carrying costs associated with the Utility’s use of natural gas financial instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and liabilities that are recovered or refunded in a subsequent period. Effective October 1, 2005, the Utility was authorized to implement the recovery of gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are injected underground in the summer for sale during the winter. The MoPSC also approved the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold.

The Company records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies. Pursuant to the direction of the MoPSC, Laclede Gas’ provision for income tax expense for financial reporting purposes reflects an open-ended method of tax depreciation. Laclede Gas’ provision for income tax expense also records the income tax effect associated with the difference between overheads capitalized to construction for financial reporting purposes and those recognized for tax purposes without recording an offsetting deferred income tax expense. These two methods are consistent with the regulatory treatment prescribed by the MoPSC.

For further discussion of significant accounting policies, see the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2005.

Accounting Pronouncements

-------------------------------------

The Company has evaluated or is in the process of evaluating the impact that recently issued accounting standards will have on the Company’s financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Standards section of Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Credit Ratings

------------------

As of March 31, 2006, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility	S&P	Moody’s	Fitch
Laclede Group Corporate Rating	A
Laclede Gas First Mortgage Bonds	A	A3	A+
Laclede Gas Commercial Paper	A-1	P-2
Trust Preferred Securities	A-	Baa3	BBB+

The Company has investment grade ratings, and believes that it will have adequate access to the financial markets to meet its capital requirements. These ratings remain subject to review and change by the rating agencies.

Cash Flows

---------------

The Company’s short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the gap between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas, variations in the timing of collections of gas cost under the Utility’s PGA Clause, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year, and can cause significant variations in the Utility’s cash provided by or used in operating activities.

Net cash used in operating activities for the six months ended March 31, 2006 was $40.7 million, compared with net cash provided by operating activities of $54.5 million for the same period last year. The increase in cash used in operating activities was primarily attributable to the effects of higher natural gas prices and other variations on accounts payable, accounts receivable and deferred purchased gas costs. These factors were partially offset by cash inflows related to the utilization of storage gas inventories.

Net cash used in investing activities for the six months ended March 31, 2006 was $36.3 million compared with $28.6 million for the six months ended March 31, 2005. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash provided by financing activities was $118.5 million for the six months ended March 31, 2006 compared with net cash used in financing activities of $21.9 million for the six months ended March 31, 2005. The variation primarily reflects an increase in the issuance of additional short-term debt this year and the effect of the maturity of First Mortgage Bonds last year.

Liquidity and Capital Resources

----------------------------------------

As indicated above, the Company’s short-term borrowing requirements typically peak during colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks.

Laclede Gas currently has lines of credit in place of $340 million. In December 2005, the Utility’s $285 million line of credit scheduled to expire in September 2009 was increased to $320 million and extended to December 2010. In January 2006, Laclede Gas replaced its $15 million in credit lines expiring in April 2006 with a $20 million line expiring April 2006. Short-term commercial paper borrowings outstanding at
March 31, 2006 were $201.6 million at a weighted average interest rate of 4.8% per annum. The peak borrowings for the quarter were approximately $290 million. Based on short-term borrowings at March 31, 2006, a change in interest rates of 100 basis points would increase or decrease Laclede Gas’ pre-tax interest charges and cash flows by approximately $2.0 million on an annual basis. However, effective October 1, 2005, costs the Utility incurs to finance its gas supply inventory and all deferred gas cost balances are recovered through the PGA Clause.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) for a trailing twelve-month period to be at least 2.25 times interest expense. On March 31, 2006, total debt was 60% of total capitalization. For the twelve-months ending March 31, 2006, EBITDA was 3.43 times interest expense.

Laclede Gas has on file a shelf registration on Form S-3. Of the $350 million of securities originally registered under this Form S-3, $120 million of debt securities remained registered and unissued as of March 31, 2006. The original MoPSC authorization for issuing securities registered on this Form S-3 expired in September 2003. In response to an application filed by the Utility, the MoPSC extended this authorization to issue debt and equity securities and receive capital contributions through October 31, 2006. The remaining MoPSC authorization is $60.5 million, having been reduced by capital contributions that have been made by Laclede Group to Laclede Gas under this authority through March 2006. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

At March 31, 2006, Laclede Gas had fixed-rate long-term debt totaling $335 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of March 31, 2006. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit expiring in August 2008, to meet the short-term liquidity needs of its subsidiaries. These lines of credit have a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization, based upon a 50% debt weighting for the subordinated debt issued to an unconsolidated affiliated trust. The ratio stood at 56% on March 31, 2006. These lines have been used to provide seasonal funding needs of the various subsidiaries from time to time, and to provide letters of credit on behalf of SM&P. There were no borrowings under these lines during the quarter ending March 31, 2006. Letters of credit issued under these lines on behalf of SM&P totaled $1.5 million at March 31, 2006, and subsequently have increased to $1.9 million.

SM&P has several operating leases, the aggregate annual cost of which is approximately $9 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $23 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $21 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2006. Since that date, guarantees totaling $3 million expired, leaving $18 million in guarantees outstanding at April 25, 2006. No amounts have been recorded for these guarantees in the financial statements.

Utility capital expenditures were $30.3 million for the six months ended March 31, 2006, compared with $25.6 million for the same period last year. Non-utility capital expenditures were $1.9 million for the six months ended March 31, 2006 compared with $2.8 million for the same period last year.

Consolidated capitalization at March 31, 2006, excluding current obligations of long-term debt and preferred stock, consisted of 54.6% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, 6.2% long-term debt to unconsolidated affiliate trust and 39.1% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at March 31, 2006 and at September 30, 2005, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Liabilities, and Delayed and Advance Customer Billings. The Consolidated Balance Sheet at March 31, 2005 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

Contractual Obligations

------------------------------

As of March 31, 2006, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining	Fiscal Years	Fiscal Years	Fiscal Years
Contractual Obligations	Total	Fiscal Year 2006	2007-2008	2009-2010	2011 and thereafter
Long-Term Debt (a)	$808.5	$53.1	$80.9	$39.4	$635.1
Capital Leases	—	—	—	—	—
Operating Leases (b)	17.2	3.3	8.8	3.5	1.6
Purchase Obligations – Natural Gas (c)	555.2	320.0	207.9	16.5	10.8
Purchase Obligations – Other (d)	130.0	7.1	22.0	16.3	84.6
Other Long-Term Liabilities	—	—	—	—	—
Total (e)	$1,510.9	$383.5	$319.6	$75.7	$732.1

(a)	Long-term debt obligations reflect principal maturities and interest payments.
(b)

Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)

These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using March 31, 2006 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e)

Commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $1.1 million in fiscal year 2006. Laclede Gas anticipates a $0.1 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2006. With regard to postretirement benefits, the Company anticipates Laclede Gas will contribute $4.0 million to the qualified trusts and $0.2 million directly to participants from Laclede Gas’ funds during the rest of fiscal 2006. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pensions and Postretirement Benefits, of the Notes to Consolidated Financial Statements.

Market Risk

----------------

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas financial instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At March 31, 2006, the Utility held approximately 11.8 million MMBtu of futures contracts at an average price of $7.97 per MMBtu. Additionally, approximately 8.4 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2007.

In the course of its business, Laclede Group’s non-regulated marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At March 31, 2006, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

Environmental Matters

-----------------------------

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For a description of environmental matters, see Note 8 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the “Market Risk” subsection in Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations, page 31 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 8 to the Consolidated Financial Statements on page 18. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, on page 26 of this report.

Laclede Group and its subsidiaries are involved in litigation, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2006, the board of directors of Laclede Gas approved the sale of 26 shares of Laclede Gas common stock to Laclede Group at a price per share equal to the book value at December 31, 2005. The proceeds from the sale, totaling approximately $0.9 million were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting The Laclede Group was held on January 26, 2006. Below are the matters voted upon at the meeting.

The following individuals were elected to the Board of The Laclede Group:

Director	Votes in Favor	Votes Withheld
Arnold W. Donald	17,533,444	373,659
William E. Nasser	17,547,058	360,045

The other matters received the following votes:

Proposal	Votes In Favor	Votes Against	Abstain	Broker Non-Votes
Amend the Company’s Articles to reduce minimum size of Board from 9 to 7	17,451,861	315,704	139,536	N/A
Approve The Laclede Group Annual Incentive Plan	16,428,424	1,176,713	301,963	N/A
Approve The Laclede Group Equity Incentive Plan	11,200,492	1,511,056	319,503	4,876,053
Ratify appointment of Deloitte & Touche LLP as independent auditors for fiscal year 2006	17,594,658	184,157	128,286	N/A

Item 6. Exhibits

(a)	See Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	April 25, 2006	By:	/s/ Barry C. Cooper
Barry C. Cooper
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	April 25, 2006	By:	/s/ Barry C. Cooper
Barry C. Cooper
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

99.1	-	Laclede Gas Company – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Notes to Financial Statements.