Form 10-Q
period 2006-06-30
LACLEDE GROUP INC; LACLEDE GAS CO
filed 2006-07-28
CIK 1126956, 57183

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter and Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

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

The Laclede Group, Inc.:	Large accelerated filer	[ ]	Accelerated filer	[ X ]	Non-accelerated filer	[ ]

Laclede Gas Company:	Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	July 28, 2006
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	21,357,009
Laclede Gas Company:	Common Stock ($1.00 Par Value)	10,170 *

* 100% owned by The Laclede Group, Inc.

TABLE OF CONTENTS	Page No.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

The Laclede Group, Inc.:
Statements of Consolidated Income	4
Statements of Consolidated Comprehensive Income	5
Consolidated Balance Sheets	6-7
Statements of Consolidated Cash Flows	8
Notes to Consolidated Financial Statements	9-21

Laclede Gas Company:
Statements of Income	Ex. 99.1, p. 1
Balance Sheets	Ex. 99.1, p. 2-3
Statements of Cash Flows	Ex. 99.1, p. 4
Notes to Financial Statements	Ex. 99.1, p. 5-12

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (The Laclede Group, Inc.)	22-34
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Laclede Gas Company)	Ex. 99.1, p. 13-23

Item 3 Quantitative and Qualitative Disclosures About Market Risk	35

Item 4 Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	36

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6 Exhibits	36

SIGNATURES – The Laclede Group, Inc.	37

SIGNATURES – Laclede Gas Company	38

INDEX TO EXHIBITS	39

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

Item 1. Financial Statements

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

(Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Revenues:
Regulated
Gas distribution	$148,690	$162,371	$1,049,374	$888,620
Non-Regulated
Services	50,417	45,118	116,434	96,910
Gas marketing	130,372	103,008	559,437	337,794
Other	1,063	830	3,312	7,043
Total Operating Revenues	330,542	311,327	1,728,557	1,330,367
Operating Expenses:
Regulated
Natural and propane gas	90,305	102,995	773,732	630,647
Other operation expenses	31,029	27,896	101,898	93,496
Maintenance	5,480	5,160	15,735	14,054
Depreciation and amortization	8,275	5,947	22,536	16,919
Taxes, other than income taxes	14,014	13,198	62,911	55,498
Total regulated operating expenses	149,103	155,196	976,812	810,614
Non-Regulated
Services	44,153	38,195	114,063	91,370
Gas marketing	124,599	101,454	535,945	330,945
Other	1,406	986	3,108	7,003
Total Operating Expenses	319,261	295,831	1,629,928	1,239,932
Operating Income	11,281	15,496	98,629	90,435
Other Income and (Income Deductions) – Net	1,385	822	3,849	2,302
Interest Charges:
Interest on long-term debt	5,417	5,642	16,703	17,193
Interest on long-term debt to unconsolidated
affiliate trust	894	894	2,680	2,680
Other interest charges	2,589	883	7,753	3,171
Total Interest Charges	8,900	7,419	27,136	23,044
Income Before Income Taxes	3,766	8,899	75,342	69,693
Income Tax Expense	1,026	2,788	25,480	24,492
Net Income	2,740	6,111	49,862	45,201
Dividends on Redeemable Preferred Stock –
Laclede Gas	12	13	37	43
Net Income Applicable to Common Stock	$2,728	$6,098	$49,825	$45,158

Average Number of Common Shares Outstanding	21,269	21,103	21,230	21,060

Basic Earnings Per Share of Common Stock	$.13	$.29	$2.35	$2.14

Diluted Earnings Per Share of Common Stock	$.13	$.29	$2.34	$2.14

Dividends Declared Per Share of Common Stock	$.355	$.345	$1.055	$1.030

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

(Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Income Applicable to Common Stock	$2,728	$6,098	$49,825	$45,158
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative
instruments:
Net hedging gain (loss) arising during period	2,656	1,412	10,566	(1,770)
Reclassification adjustment for (gains) losses
included in net income	(2,703)	1,504	3,432	3,516
Net unrealized gains (losses) on cash flow hedging
derivative instruments	(47)	2,916	13,998	1,746
Other Comprehensive Income (Loss), Before Tax	(47)	2,916	13,998	1,746
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income (Loss)	(18)	1,127	5,408	675
Other Comprehensive Income (Loss), Net of Tax	(29)	1,789	8,590	1,071
Comprehensive Income	$2,699	$7,887	$58,415	$46,229

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	Sept. 30,	June 30,
	2006	2005	2005
(Thousands)

ASSETS
Utility Plant	$1,135,936	$1,105,733	$1,102,208
Less: Accumulated depreciation and amortization	382,684	377,252	382,697
Net Utility Plant	753,252	728,481	719,511
Goodwill	28,124	28,124	28,124

Non-utility property	11,563	11,791	11,972
Other investments	42,201	37,825	37,855
Other Property and Investments	53,764	49,616	49,827

Current Assets:
Cash and cash equivalents	31,906	6,013	4,778
Accounts receivable:
Gas Customers – billed and unbilled	102,277	77,268	83,522
Other	80,377	91,189	69,560
Less - Allowances for doubtful accounts	(14,923)	(11,813)	(11,233)
Delayed customer billings	11,606	-	4,769
Inventories:
Natural gas stored underground at LIFO cost	57,567	159,643	53,873
Propane gas at FIFO cost	19,385	19,980	19,981
Materials, supplies, and merchandise at avg. cost	5,449	4,985	4,950
Derivative instrument assets	14,698	20,325	9,168
Unamortized purchased gas adjustments	10,967	31,261	5,572
Deferred income taxes	5,056	-	7,874
Prepayments and other	26,683	25,275	27,783
Total Current Assets	351,048	424,126	280,597

Deferred Charges:
Prepaid pension cost	70,271	82,557	84,924
Regulatory assets	185,868	115,950	121,011
Other	5,482	5,247	5,830
Total Deferred Charges	261,621	203,754	211,765
Total Assets	$1,447,809	$1,434,101	$1,289,824

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	Sept. 30,	June 30,
	2006	2005	2005
(Thousands, except share amounts)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 21,331,355,
21,172,009, and 21,115,750 shares issued, respectively)	$21,331	$21,172	$21,116
Paid-in capital	125,754	121,505	119,693
Retained earnings	258,914	231,551	243,935
Accumulated other comprehensive income (loss)	887	(7,703)	(536)
Total common stock equity	406,886	366,525	384,208
Redeemable preferred stock (less current sinking fund
requirements) – Laclede Gas	787	948	948
Long-term debt to unconsolidated affiliate trust	46,400	46,400	46,400
Long-term debt (less current portion) – Laclede Gas	349,021	294,033	294,009
Total Capitalization	803,094	707,906	725,565

Current Liabilities:
Notes payable	123,200	70,605	47,420
Accounts payable	93,693	138,404	89,396
Advance customer billings	-	30,688	-
Current portion of long-term debt and preferred stock	159	40,061	40,095
Wages and compensation accrued	17,973	14,113	16,467
Dividends payable	7,648	7,369	7,350
Customer deposits	17,722	13,229	13,326
Interest accrued	5,914	10,216	5,721
Taxes accrued	17,975	23,550	26,005
Deferred income taxes	-	1,822	-
Other	20,216	15,503	13,441
Total Current Liabilities	304,500	365,560	259,221

Deferred Credits and Other Liabilities:
Deferred income taxes	233,369	186,236	205,447
Unamortized investment tax credits	4,515	4,678	4,761
Pension and postretirement benefit costs	23,980	24,529	20,225
Regulatory liabilities	54,792	123,534	52,218
Other	23,559	21,658	22,387
Total Deferred Credits and Other Liabilities	340,215	360,635	305,038
Total Capitalization and Liabilities	$1,447,809	$1,434,101	$1,289,824

See notes to consolidated financial statements.

  THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2006	2005
(Thousands)

Operating Activities:
Net Income	$49,862	$45,201
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	25,450	19,602
Deferred income taxes and investment tax credits	18,322	4,225
Other – net	1,323	489
Changes in assets and liabilities:
Accounts receivable – net	(11,087)	(24,166)
Unamortized purchased gas adjustments	20,294	14,046
Deferred purchased gas costs	(115,856)	(35,162)
Accounts payable	(44,711)	21,030
Delayed customer billings - net	(42,294)	(28,389)
Taxes accrued	(5,575)	9,280
Natural gas stored underground	102,076	77,900
Other assets and liabilities	30,218	(1,183)
Net cash provided by operating activities	$28,022	$102,873

Investing Activities:
Capital expenditures	(46,706)	(44,520)
Net investment in trusts	(3,924)	(1,708)
Other investments	552	1,277
Net cash used in investing activities	$(50,078)	$(44,951)

Financing Activities:
Issuance of first mortgage bonds	55,000	-
Maturity of first mortgage bonds	(40,000)	(25,000)
Issuance (repayment) of short-term debt – net	52,595	(23,960)
Dividends paid	(22,225)	(21,598)
Issuance of common stock	3,215	3,770
Preferred stock reacquired	(63)	(210)
Other	(573)	-
Net cash provided by (used in) financing activities	$47,949	$(66,998)

Net Increase (Decrease) in Cash and Cash Equivalents	$25,893	$(9,076)
Cash and Cash Equivalents at Beginning of Period	6,013	13,854
Cash and Cash Equivalents at End of Period	$31,906	$4,778

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$31,118	$27,439
Income taxes	10,325	7,871

See notes to consolidated financial statements.

  THE LACLEDE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

UTILITY PLANT, DEPRECIATION AND AMORTIZATION – The settlement of the Utility’s 2005 rate proceeding fully implemented Laclede Gas’ depreciation method that was confirmed by the Missouri Public Service Commission (MoPSC or Commission) in January 2005. Pursuant to the terms of the 2005 rate case settlement, higher depreciation rates became effective January 1, 2006, reflecting, in part, an accrual for future removal costs, including costs related to interim retirements. Concurrent with implementation of new depreciation rates on January 1, 2006, Laclede Gas ceased expensing all removal costs, net of salvage, as incurred and discontinued an annual $3.4 million negative amortization of a portion of the Utility’s depreciation reserve, as previously ordered by the MoPSC in the Utility’s 2001 rate case. Prior to December 1, 2001, the Utility’s removal costs, net of salvage, were charged to accumulated depreciation.

As reported in its fiscal 2005 Form 10-K, Laclede Gas was conducting a study in light of the recent conclusions of certain regulatory proceedings, the purpose of which was to quantify the amount of accrued asset removal costs previously recovered through rates in excess of actual costs incurred. The amount quantified was approximately $48.3 million at January 1, 2006. During the quarter ended March 31, 2006, the study was completed and the Utility reclassified that amount on its Balance Sheets from “Accumulated depreciation and amortization” to “Regulatory liabilities” pursuant to Statement of Financial Accounting Standards (SFAS) No. 71. This reclassification reflects the Utility’s best estimate utilizing historical rates accrued for estimated removal costs embedded in the Utility’s depreciation rates. In conjunction with the implementation of new depreciation rates and consistent with the reclassification of this amount, the Utility began accruing asset removal costs through depreciation expense, with a corresponding credit to “Regulatory liabilities.” When Laclede Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization,” and any related removal costs incurred are charged to “Regulatory liabilities.” The regulatory liability recorded at June 30, 2006 was $50.7 million and the amounts reclassified at September 30, 2005 and June 30, 2005 were $49.0 million and $49.9 million, respectively. In the rate setting process, the regulatory liability will be deducted from the rate base upon which the Utility has the opportunity to earn its allowed rate of return.

REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on a monthly cycle billing basis. The Utility records its regulated gas distribution revenues from gas sales and transportation service on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amount of accrued unbilled revenues at June 30, 2006 and 2005, for the Utility, were $9.2 million and $7.8 million, respectively. After accrual of related gas cost expense, the accrued pre-tax net revenues at June 30, 2006 and 2005 were $3.6 million and $3.7 million, respectively. The amount of accrued unbilled revenue at September 30, 2005 was $11.4 million. After accrual of related gas cost expense, the accrued pre-tax net revenues at September 30, 2005 were $4.8 million.

PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT – As part of the settlement of the Utility’s 2005 rate case, the following modifications were made to Laclede Gas’ Purchased Gas Adjustment (PGA) Clause:

•

Previously, the Utility’s tariffs allowed for scheduled gas cost adjustments in the months of November, January, March and June. Effective October 1, 2005, the tariffs allow the Utility flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months.

•

Effective October 1, 2005, the Utility was authorized to implement the recovery of gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are purchased during the injection season for sale during the heating season. The MoPSC also approved the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold.

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

OFF-SYSTEM SALES - In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility retains all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million, if any, are shared with customers, with the Utility retaining 50% of amounts exceeding that threshold.

STOCK-BASED COMPENSATION - The Laclede Group 2006 Equity Incentive Plan (the 2006 Plan) was approved at the annual meeting of shareholders of Laclede Group on January 26, 2006. The purpose of the 2006 Plan is to encourage officers and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with shareholders. To accomplish this purpose, the Compensation Committee of the board of directors may grant awards under the 2006 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Under the terms of the 2006 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The 2006 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights and performance shares payable in stock or cash or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award. The maximum number of shares reserved for issuance under the 2006 Plan is 1,250,000. The 2006 Plan replaces the Laclede Group 2003 Equity Incentive Plan (the 2003 Plan). Shares reserved under the 2003 Plan, other than those needed for currently outstanding awards, were canceled upon shareholder approval of the 2006 Plan.

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

During the nine months ended June 30, 2006, the Company awarded 51,000 shares of performance-contingent restricted stock to executives and key employees at a weighted average fair value of $30.46 per share with a three-year performance period ending September 30, 2008. These shares vest in November 2008 upon the attainment of certain earnings and dividend growth performance goals. If the performance contingency is not satisfied, no compensation cost is recognized and any recognized compensation cost is reversed. The Company holds the certificates for restricted stock until the shares vest. In the interim, the participants receive full dividends and voting rights.

During the nine months ended June 30, 2006, the Company awarded 3,750 shares of restricted stock to non-employee directors at a weighted average fair value of $31.54 per share. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.

During the nine months ended June 30, 2006, the Company granted 105,500 non-qualified stock options to employees at an exercise price of $30.46 per share. The stock options vest one-fourth each year for four years after the date of the grant beginning November 3, 2006 and have a ten-year contractual term. The weighted-average fair value of options granted during the nine months ended June 30, 2006 is $6.80 per option.

Restricted stock activity for the quarter ended June 30, 2006 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at March 31, 2006	53,400	$30.51

Granted	-	$-
Vested	-	$-
Forfeited	-	$-

Nonvested at June 30, 2006	53,400	$30.51

Stock option activity for the quarter ended June 30, 2006 is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Shares	Price	(Years)	($000)

Outstanding at March 31, 2006	649,625	$28.87

Granted	-	$-
Exercised	(3,500)	$26.46
Forfeited	(12,500)	$29.57

Outstanding at June 30, 2006	633,625	$28.87	7.9	$3,480

Exercisable at June 30, 2006	206,375	$27.71	7.4	$1,372

Exercise prices of options outstanding at June 30, 2006 range from $23.27 to $30.95. During the nine months ended June 30, 2006, cash received from the exercise of stock options was approximately $0.5 million, the intrinsic value of the options exercised was approximately $0.2 million and the related actual tax benefit realized was approximately $63,000. The total fair value of restricted stock vested during the nine months ended June 30, 2006 was approximately $87,000 and the related actual tax benefit realized was approximately $34,000. The Company generally issues new shares to satisfy employee restricted stock awards and stock option exercises. Shares for non-employee directors are generally purchased on the open market. The closing price of the Company’s common stock was $34.36 at June 30, 2006.

Total compensation cost that has been charged against net income for share-based compensation arrangements was approximately $0.3 million and $0.9 million for the quarter and nine months ended June 30, 2006, respectively. Compensation cost capitalized as part of fixed assets was approximately $0.1 million for the quarter ended June 30, 2006 and was approximately $0.3 million for the nine months ended June 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $0.1 million for the quarter ended June 30, 2006 and was approximately $0.3 million for the nine months ended June 30, 2006. As of that date, there was approximately $3.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (options and restricted stock). That cost is expected to be recognized over a weighted-average period of 2.4 years.

The fair value of the options granted during the nine months ended June 30, 2006 was estimated at the date of grant using a binomial option-pricing model based on the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on U.S. Treasury yields at the grant date. The expected life of options is based on generalized expectations regarding the behavior of option holders since the Company’s experience is not yet sufficient to develop an assumption specific to its employees.

Nine Months Ended
June 30,
2006
Risk free interest rate	4.60%
Expected dividend yield of stock	4.50%
Expected volatility of stock	25.00%
Expected life of option	96 months

The following table details the effect on net income and earnings per share had compensation cost for the stock-based compensation plans been recorded in the three months and nine months ended June 30, 2005 based on the fair value method under SFAS No. 123. The reported and pro forma net income and earnings per share for the current-year periods presented are the same since stock-based compensation cost is calculated under the provisions of SFAS No. 123(R) and reflected in the Statements of Consolidated Income for these periods. The amounts for the current-year periods presented are included in the table below only to provide the detail for a comparative presentation to the same periods last year.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(Thousands, Except Per Share Amounts)
Net income applicable to common stock,
as reported	$2,728	$6,098	$49,825	$45,158

Add: Total stock-based compensation
cost included in reported net income,
net of tax effects	171	3	530	10

Deduct: Total stock-based
compensation cost includible in net
income determined under the fair
value based method for all awards,
net of tax effects	171	147	530	420

Pro forma net income applicable
to common stock	$2,728	$5,954	$49,825	$44,748

Earnings per share:
Basic – as reported	$.13	$.29	$2.35	$2.14
Diluted – as reported	$.13	$.29	$2.34	$2.14
Basic – pro forma	$.13	$.28	$2.35	$2.12
Diluted – pro forma	$.13	$.28	$2.34	$2.12

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

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies how to account for uncertainties concerning the timing and method of settlement of an asset retirement obligation, as defined in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 specifies that if there is a legal obligation to perform a conditional asset retirement activity, an entity is required to recognize a liability for the fair value of the obligation if it can be reasonably estimated. For Laclede Group, adoption of FIN 47 will be required by the end of fiscal year 2006. The Company is continuing to evaluate the provisions of this Interpretation and its impact on Laclede Gas and its other subsidiaries. At this writing, it is expected that, pursuant to the provisions of FIN 47, Laclede Gas will have sufficient information to reasonably estimate certain of its legal obligations to perform conditional asset retirement obligations. The Utility believes that adoption of FIN 47 will result in timing differences between the recognition of asset retirement obligation expenses for financial reporting purposes and their recovery in rates, and such differences will be deferred in accordance with SFAS No. 71. Accordingly, while the impact on the Company’s consolidated balance sheet is not yet known, the adoption of FIN 47 is not expected to have a material effect on the Company’s results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented and an adjustment to the balance of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error and a change in accounting estimate. SFAS No. 154 will be effective for the Company beginning with fiscal year 2007.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. SFAS No. 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 will be effective for the Company beginning with fiscal year 2007. The Company is currently evaluating the provisions of this Statement.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for the Company beginning with fiscal year 2008. The Company is currently evaluating the provisions of this Interpretation.

2.	EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. For the quarter and nine months ended June 30, 2006, 151,500 shares attributable to outstanding stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. There were 234,000 antidilutive shares for the quarter ended June 30, 2005. There were no antidilutive shares for the nine months ended June 30, 2005.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2006	2005	2006	2005

Basic EPS:
Net Income Applicable to Common Stock	$2,728	$6,098	$49,825	$45,158
Weighted-Average Shares Outstanding	21,269	21,103	21,230	21,060
Earnings Per Share of Common Stock	$.13	$.29	$2.35	$2.14

Diluted EPS:
Net Income Applicable to Common Stock	$2,728	$6,098	$49,825	$45,158

Weighted-Average Shares Outstanding	21,269	21,103	21,230	21,060
Dilutive Effect of Employee Stock Options
and Restricted Stock	44	35	36	35
Weighted-Average Diluted Shares	21,313	21,138	21,266	21,095

Earnings Per Share of Common Stock	$.13	$.29	$2.34	$2.14

3.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee’s compensation during the highest three years of the last ten years of employment.

The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds. Contributions to the pension plans in fiscal 2006 are anticipated to be $1.1 million into the qualified trusts, and $0.5 million into the non-qualified plans.

Pension costs for the quarters ending June 30, 2006 and 2005 were $1.3 million and $1.1 million, respectively. Pension costs for the nine months ended June 30, 2006 were $4.0 million compared with $3.4 million for the same period last year. These costs include amounts capitalized with construction activities.

The net periodic pension costs include the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2006	2005	2006	2005

Service cost - benefits earned
during the period	$3,690	$2,799	$11,070	$8,397
Interest cost on projected
benefit obligation	4,176	3,994	12,528	11,982
Expected return on plan assets	(5,196)	(5,291)	(15,588)	(15,873)
Amortization of prior service cost	294	309	882	926
Amortization of actuarial loss	1,728	730	5,184	2,190
Regulatory adjustment	(3,354)	(1,409)	(10,062)	(4,226)
Net pension cost	$1,338	$1,132	$4,014	$3,396

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

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump sum cash payments. Pursuant to MoPSC Order, lump sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump sum payments were recognized as settlements during the nine months ended June 30, 2006 or the nine months ended

June 30, 2005.

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

Postretirement benefit costs for quarters ending June 30, 2006 and 2005 were $2.2 million and $2.0 million, respectively. Postretirement benefit costs for the nine months ended June 30, 2006 were $6.6 million compared with $6.0 million for the same period last year. These costs include amounts capitalized with construction activities.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2006	2005	2006	2005

Service cost – benefits earned during
the period	$996	$845	$2,988	$2,534
Interest cost on accumulated
postretirement benefit obligation	739	825	2,219	2,477
Expected return on plan assets	(339)	(318)	(1,018)	(955)
Amortization of transition obligation	82	144	245	433
Amortization of prior service cost	(9)	(8)	(27)	(24)
Amortization of actuarial loss	318	217	955	651
Regulatory adjustment	428	295	1,285	885
Net postretirement benefit cost	$2,215	$2,000	$6,647	$6,001

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

In the course of its business, Laclede Group’s non-regulated natural gas marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At June 30, 2006, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

 Settled and open futures positions were as follows at June 30, 2006:

			Average
		MMBtu	Price per
	Position Month	(millions)	MMBtu
Settled short positions	July 2006	.41	$8.73

Open short futures positions	August 2006	.38	8.66
	September 2006	.22	8.51
	October 2006	.01	7.98
	November 2006	.54	8.66
	December 2006	.09	10.03
	January 2007	.07	10.76
	February 2007	.05	10.29
	April 2007	1.22	9.25
	May 2007	.03	8.70
	August 2007	.22	8.45
	October 2007	.44	8.72
Open long futures positions	September 2006	.30	6.81

The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income (Loss), a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is expected that approximately $2.2 million of pre-tax net unrealized gains on cash flow hedging derivative instruments at June 30, 2006 will be reclassified into the Consolidated Statement of Income during the remainder of fiscal 2006. The remainder, approximately $1.1 million pre-tax net unrealized gains, will be reclassified during fiscal 2007. The ineffective portions of these hedge instruments are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $0.4 million for the quarter ended June 30, 2006 and $0.9 million for the nine months ended June 30, 2006, primarily due to higher price volatility and regional price differences subsequent to the 2005 Gulf Coast hurricanes. The amount of ineffectiveness recognized in the same periods last year was not material. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5.	INCOME TAXES

Income tax expense for the nine months ended June 30, 2006 increased due to higher taxable income, partially offset by a reduction of approximately $0.9 million primarily attributable to a change in estimated tax depreciation and other property-related deductions recorded during the quarter ended December 31, 2005.

6.	OTHER INCOME AND INCOME DEDUCTIONS – NET

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2006	2005	2006	2005

Investment gains	$-	$534	$-	$534
Allowance for funds used during construction	(5)	(17)	(42)	(66)
Other income	1,623	643	4,358	1,736
Other income deductions	(233)	(338)	(467)	98
Other income and (income deductions) – net	$1,385	$822	$3,849	$2,302

The decreases in Investment gains compared with the same periods last year are due to Laclede Gas’ recognition of the receipt of certain proceeds totaling approximately $0.5 million during the quarter ended June 30, 2005 related to its interest, as a policyholder, in the sale of a mutual insurance company.

The increases in Other income compared with the same periods last year are primarily due to Laclede Gas’ application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments, as approved by the MoPSC effective October 1, 2005. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold. Such income is recovered through the PGA Clause.

7.	INFORMATION BY OPERATING SEGMENT

The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. The Non-Regulated Services segment includes the results of SM&P, an underground facility locating and marking business operating in a nine-state footprint from Michigan to Texas. The underground facility locating industry remains competitive with many contracts subject to termination on as little as 30 days’ notice. Also, SM&P’s customers are primarily in the utility and telecommunication sector and, as such, SM&P’s results are influenced by construction seasonality and trends. The Non-Regulated Gas Marketing segment includes the results of LER. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. As such, LER’s operations and customer base are subject to fluctuations in market conditions. Non-Regulated Other includes the sale and transportation of liquid propane, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Certain intersegment revenues with Laclede Gas are not eliminated, in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to LER, services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane and transportation services by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns respectively.

			Non-
	Regulated	Non-	Regulated	Non-
	Gas	Regulated	Gas	Regulated
(Thousands)	Distribution	Services	Marketing	Other	Eliminations	Consolidated
Three Months Ended
June 30, 2006
Revenues from external
customers	$143,215	$50,273	$121,031	$803	$-	$315,322
Intersegment revenues	5,475	144	9,341	260	-	15,220
Total operating revenues	148,690	50,417	130,372	1,063	-	330,542
Net income (loss) applicable
to common stock	(4,098)	3,246	3,685	(105)	-	2,728
Total assets	1,273,520	74,075	80,097	62,440	(42,323)	1,447,809

Nine Months Ended
June 30, 2006
Revenues from external
customers	$1,028,355	$116,123	$516,921	$2,508	$-	$1,663,907
Intersegment revenues	21,019	311	42,516	804	-	64,650
Total operating revenues	1,049,374	116,434	559,437	3,312	-	1,728,557
Net income (loss) applicable
to common stock	35,066	(159)	14,653	265	-	49,825
Total assets	1,273,520	74,075	80,097	62,440	(42,323)	1,447,809

Three Months Ended
June 30, 2005
Revenues from external
customers	$147,135	$44,980	$93,357	$721	$-	$286,193
Intersegment revenues	15,236	138	9,651	109	-	25,134
Total operating revenues	162,371	45,118	103,008	830	-	311,327
Net income (loss) applicable
to common stock	1,546	3,647	963	(58)	-	6,098
Total assets	1,153,947	68,365	56,075	37,136	(25,699)	1,289,824

Nine Months Ended
June 30, 2005
Revenues from external
customers	$862,015	$96,635	$314,162	$2,158	$-	$1,274,970
Intersegment revenues	26,605	275	23,632	4,885	-	55,397
Total operating revenues	888,620	96,910	337,794	7,043	-	1,330,367
Net income (loss) applicable
to common stock	39,162	1,728	4,183	85	-	45,158
Total assets	1,153,947	68,365	56,075	37,136	(25,699)	1,289,824

8.	COMMITMENTS AND CONTINGENCIES

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

With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of June 30, 2006, Laclede Gas has paid or reserved for the cost of these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former MGP site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides potential opportunities to minimize the cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri (City). The City has been exploring development options for the site. Recently, the City announced publicly the selection of a developer with whom it will attempt to negotiate a site development contract. In light of the City’s announcement, Laclede Gas continues to evaluate options concerning this site. Laclede Gas currently estimates the cost of site investigations, agency oversight and related legal and engineering consulting to be approximately $650,000. Laclede Gas has paid or reserved for the cost of these actions. Laclede Gas has requested that other former site owners and operators share in these costs. One party has agreed to participate and has reimbursed Laclede Gas to date for $190,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties to the extent practicable.

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

Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the three MGP sites identified above. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas is currently holding discussions with the insurers regarding potential reimbursement from them. In June 2005, an outside consultant retained by Laclede Gas completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from each insurer to the Company of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor and remediate these MGP sites from $5.8 million to $36.3 million. This analysis was based upon then currently available facts, technology and laws and regulations. The actual costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final determination of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay and any insurance recoveries. Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. As of the date of this report, Laclede Gas has recorded all such costs. However, it is possible that future events may require some level of additional remedial activities that, in turn, would require Laclede Gas to record additional costs.

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

SM&P has been the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group’s acquisition. The claims involve whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. These claims were asserted in various proceedings, including one “opt-in” collective action filed in March 2003 in Federal District Court for the Eastern District of Texas. As a result of a court ruling on February 27, 2004, in that proceeding, approximately 3,500 present and former field employees who worked for SM&P at times since February 27, 2001, were given notice of the lawsuit and the opportunity to join the lawsuit and assert claims for additional overtime compensation for the three-year period immediately preceding the date that they joined the lawsuit.

Of the individuals to whom notice was sent, 966 joined this lawsuit, the substantial majority of whom are former employees. SM&P vigorously contested these claims, including opposition to this case proceeding as a collective action.

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

SM&P and the plaintiffs in the collective action have reached agreement to settle the lawsuit. While not admitting that its practices violated wage and hour laws, SM&P agreed to fund a portion of the amount required to pay the plaintiffs to settle the collective action. In conjunction with SM&P’s agreement to settle the collective action, NiSource has agreed to fund a portion of the settlement payment that would be made to the collective action plaintiffs. SM&P’s agreement with the plaintiffs has been submitted to the District Court for approval. In the quarter ended March 31, 2006, SM&P recorded a pre-tax charge of $2.5 million to reflect the amount it expects to fund for the settlement of the collective action.

Laclede Group and NiSource further agreed to submit to an expedited binding arbitration procedure their respective rights and obligations under the Stock Purchase Agreement concerning wage and hour claims, including settlement payments and the attorneys’ fees and related expenses incurred to defend those claims. The parties expect that the arbitrators will render a decision by September 15, 2006. The arbitration could result in an award in favor of either party. Laclede Group believes that it has strong legal claims against NiSource for indemnification in the arbitration proceeding, and Laclede Group intends to pursue those claims vigorously. While the results of the arbitration proceeding cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome of the arbitration will not have a material adverse effect on the consolidated financial position and results of operations of Laclede Group in future periods.

On December 29, 2005, the Staff of the Commission proposed a disallowance of approximately $3.3 million related to the Company’s recovery of its purchased gas costs applicable to fiscal 2004. Laclede Gas believes that the MoPSC Staff’s position lacks merit and continues to vigorously oppose the adjustment in proceedings before the MoPSC.

Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. Through the date of this report, the AMR system has been deployed to more than 460,000 customers. The implementation is expected to be substantially completed by early 2007. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has approximately 40% of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to customers’ unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff seeks customer service accommodations for those customers with meters located inside their homes whose previous estimated bills, as a result of installing AMR, will require adjustment to reflect actual usage. On May 11, 2006, the Missouri Office of Public Counsel also filed a complaint alleging that Laclede Gas billed customers for prior underestimated usage for a longer period of time than permitted by Commission rules. Laclede Gas has filed responses generally denying the MoPSC Staff’s and Office of Public Counsel’s allegations and continues to work with the MoPSC Staff, Office of Public Counsel and other parties to the case to resolve customer service issues. The Utility’s labor union representing field service workers, United Steelworkers Local 11-6 (Union), has also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. The Utility believes the Union’s allegations are without merit.

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

SM&P has several operating leases, the aggregate annual cost of which is approximately $9 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $21.5 million. In the event that Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $17.1 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $22.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2006. Since that date, Laclede Group issued an additional $2.0 million in guarantees on behalf of LER, leaving $24.0 million outstanding at July 25, 2006. No amounts have been recorded for these guarantees in the financial statements.

Laclede Pipeline Company (Pipeline), a wholly-owned subsidiary of Laclede Group, is providing liquid propane transportation service to Laclede Gas pursuant to a newly approved Federal Energy Regulatory Commission (FERC) tariff and a new contractual arrangement between Pipeline and Laclede Gas. In accordance with the terms of that agreement, subject to further proceedings before the FERC, Laclede Gas is obligated to pay Pipeline approximately $1.0 million annually, at current rates, commencing April 1, 2006. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months notice.

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

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

•	weather conditions and catastrophic events, particularly severe weather in the natural gas producing areas of the country;
•	volatility in gas prices, particularly sudden and sustained spikes in natural gas prices;
•	the impact of higher natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability, particularly those changes that impact supply for and access to our market area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	franchise renewals
	•	environmental or safety matters
	•	taxes
	•	pension and other post-retirement benefit liabilities and funding obligations
	•	accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from and conservation efforts of customers;
•

capital and energy commodity market conditions, including the ability to obtain funds for necessary capital expenditures and general operations and the terms and conditions imposed for obtaining sufficient gas supply;

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

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

Laclede Group’s earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the metropolitan St. Louis area and several other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s innovative weather mitigation rate design lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. The weather mitigation rate design minimizes the impact of weather volatility during the peak cold months of December through March and reduces the impact of weather volatility, to a lesser extent, during the months of November and April. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. Due to the material seasonal cycle of Laclede Gas, the accompanying interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of the succeeding quarter of the fiscal year. The seasonal effect of the Utility’s earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business, whose operations tend to be counter-seasonal to those of Laclede Gas. The underground facility locating industry remains competitive with many contracts subject to termination on as little as 30 days’ notice. SM&P’s customers are primarily in the utility and telecommunication sector and, as such, SM&P’s results are influenced by construction seasonality and trends. Laclede Energy Resources, Inc. (LER) is engaged in non-regulated efforts to market natural gas and related activities. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. As such, LER’s operations and customer base are subject to fluctuations in market conditions. Other non-regulated subsidiaries provide less than 10% of consolidated revenues.

Laclede Group’s strategy continues to include efforts to stabilize and improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of the Laclede Group strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 16,000-mile natural gas distribution system and related storage facilities. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility’s income from off-system sales remains subject to fluctuations in market conditions. In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility retains all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million, if any, are shared with customers, with the Utility retaining 50% of amounts exceeding that threshold. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets.

Wholesale natural gas prices for the 2005-2006 heating season rose to unprecedented levels across the nation. Laclede Gas continues to work actively to reduce the impact of higher costs by strategically structuring its natural gas supply portfolio and through the use of financial instruments. Nevertheless, the cost of purchased gas remains high. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. While there have been some recent declines in wholesale natural gas prices nationwide, the generally higher price levels may continue to affect sales volumes (due to the conservation efforts of customers) and cash flows (associated with the timing of collection of gas costs and related accounts receivable from customers).

Laclede Group continues to develop its non-regulated subsidiaries. SM&P is working to further the logical expansion of its business in both new and existing markets. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in unregulated natural gas suppliers. Nevertheless, income from LER’s operations is subject to fluctuations in market conditions. LER reported record-high earnings during the nine months ended June 30, 2006 as a result of high margins, caused by increased price volatility and regional price differences subsequent to the 2005 Gulf Coast hurricanes, as well as higher wholesale sales volumes.

Quarter Ended June 30, 2006

------------------------------------------

Overview – Net Income (Loss) by Operating Segment	Quarter Ended
	June 30,
(millions, after-tax)	2006	2005

Regulated Gas Distribution	$(4.1)	$1.5
Non-Regulated Services	3.2	3.6
Non-Regulated Gas Marketing	3.7	1.0
Non-Regulated Other	(.1)	-
Net Income Applicable to Common Stock	$2.7	$6.1

Laclede Group’s net income applicable to common stock was $2.7 million for the quarter ended June 30, 2006, compared with $6.1 million for the quarter ended June 30, 2005. Basic and diluted earnings per share were $.13 for the quarter ended June 30, 2006, compared with $.29 reported for the same quarter last year. Earnings per share decreased compared to last year primarily due to lower results reported by Laclede Gas, partially offset by the effect of higher net income realized by Laclede Group’s non-regulated gas marketing segment. Variations in net income (loss) were primarily attributable to the factors described below.

Regulated Gas Distribution results decreased by $5.6 million for the quarter ended June 30, 2006 compared with the quarter ended June 30, 2005. Laclede Gas implemented several of the provisions of the settlement of its 2005 rate case effective October 1, 2005, producing quarter-to-quarter variations in several areas. Utility results declined primarily due to the following factors, quantified on a pre-tax basis:

•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $3.0 million;
•	higher depreciation expense totaling $2.3 million resulting from the implementation of new rates effective January 1, 2006 as authorized by the MoPSC, and additional depreciable property;
•	lower income from off-system sales and capacity release totaling $1.7 million;
•	the effect of lower system gas sales volumes totaling $1.7 million;
•

net lower Infrastructure System Replacement Surcharges (ISRS) totaling $1.2 million. These surcharges were reset to zero effective October 1, 2005 as the ISRS-related costs are being recovered through new base rates effective on that same date. A new ISRS was subsequently implemented June 15, 2006; and,

•	a higher provision for uncollectible accounts totaling $0.5 million.

These factors were partially offset by:

•	the benefit of the general rate increase, effective October 1, 2005, totaling $1.8 million; and,
•	the recovery of gas inventory carrying costs through the Utility’s PGA Clause, effective October 1, 2005, totaling $0.7 million.

The Non-Regulated Services segment reported income of $3.2 million during the quarter ended June 30, 2006 compared with $3.6 million for the same period last year. The reduction in net income from the same quarter last year resulted primarily from higher than anticipated operating expenses, including those associated with the startup of new business in existing markets.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $2.7 million compared with the same period last year, primarily as a result of LER’s higher margins caused by increased price volatility and regional price differences, as well as higher sales volumes. LER’s sales volumes increased 28% over the same period last year principally as a result of increased interstate pipeline wholesale transactions.

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

Regulated operating revenues for the quarter ended June 30, 2006 were $148.7 million, or $13.7 million, less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 35.2% warmer than normal and 22.8% warmer than the same period last year. Total system therms sold and transported were 0.12 billion for the quarter ended June 30, 2006 compared with 0.13 billion for the same period last year. Total off-system therms sold and transported were 0.02 billion for the quarter ended June 30, 2006 compared with 0.06 billion for the same period last year. The decrease in regulated operating revenues was primarily attributable to the following factors:

Millions
Higher wholesale gas costs passed on to Utility customers (subject to
prudence review by the MoPSC)	$19.6
Lower system sales volumes and other variations, primarily due to warmer weather
and the conservation efforts of customers due to higher natural gas prices	(9.8)
Lower off-system sales volumes	(24.4)
Lower prices charged for off-system sales	(0.2)
Net effect of the general rate increase, recovery of gas inventory carrying costs,
and resetting the ISRS to zero, effective October 1, 2005, combined with the subsequent implementation of a new ISRS effective June 15, 2006	1.1
Total Variation	$(13.7)

Regulated operating expenses for the quarter ended June 30, 2006 decreased $6.1 million from the same quarter last year. Natural and propane gas expense decreased $12.7 million from last year’s level primarily attributable to lower system volumes purchased for sendout and lower off-system gas expense, partially offset by higher rates charged by our suppliers. Other operation and maintenance expenses increased $3.5 million, or 10.4%, primarily due to implementation costs related to the automated meter reading deployment, a higher provision for uncollectible accounts, compensation expense associated with Laclede Group’s implementation of Statement of Financial Accounting Standards (SFAS) No. 123(R), higher costs associated with low income energy assistance and energy efficiency programs implemented October 1, 2005, higher group insurance charges, increased pension costs and higher wage rates. These factors were partially offset by a reduction in costs to remove retired utility plant that were previously charged to expense as incurred. An accrual for such costs is currently being provided for in depreciation rates. Depreciation and amortization expense increased $2.3 million, or 39.1%, primarily due to higher rates effective January 1, 2006 and additional depreciable property. Taxes, other than income, increased $0.8 million, or 6.2%, primarily due to higher gross receipts taxes, partially offset by lower real estate and personal property taxes.

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group’s non-regulated services operating revenues for this quarter increased $5.3 million primarily due to SM&P’s attainment of new business in existing markets. The increase in non-regulated services operating expenses totaling $6.0 million was primarily attributable to higher than anticipated operating expenses, including those associated with the startup of new business in existing markets.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $27.4 million primarily due to increased sales volumes by LER. The increase in non-regulated gas marketing operating expenses of $23.1 million was primarily associated with increased gas expense related to higher volumes purchased.

Other Income and (Income Deductions) – Net

Other income and income deductions - net increased $0.6 million primarily due to additional income resulting from Laclede Gas’ application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments, as approved by the MoPSC effective October 1, 2005. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold. Such income is recovered through the PGA Clause. This additional income was partially offset by the Utility’s receipt and recognition in April 2005 of proceeds related to its interest, as a policyholder, in the sale of a mutual insurance company totaling $0.5 million.

Interest Charges

The $1.5 million increase in interest charges was primarily attributable to higher interest rates on short-term debt and increased average borrowings. This increase was slightly offset by lower interest on long-term debt due to the May 2006 maturity of $40 million principal amount of 8 5/8% First Mortgage Bonds. The decreased interest on long-term debt due to the aforementioned maturity was partially offset by the issuance of $55 million principal amount of 6.15% First Mortgage Bonds on June 9, 2006.

Income Taxes

The decrease in income tax expense was primarily due to lower pre-tax income.

Nine Months Ended June 30, 2006

------------------------------------------

Overview – Net Income (Loss) by Operating Segment	Nine Months Ended
	June 30,
(millions, after-tax)	2006	2005

Regulated Gas Distribution	$35.1	$39.2
Non-Regulated Services	(.2)	1.7
Non-Regulated Gas Marketing	14.6	4.2
Non-Regulated Other	.3	.1
Net Income Applicable to Common Stock	$49.8	$45.2

Laclede Group’s net income applicable to common stock was $49.8 million for the nine months ended June 30, 2006, compared with $45.2 million for the nine months ended June 30, 2005. Basic and diluted earnings per share were $2.35 and $2.34, respectively, for the nine months ended June 30, 2006, compared with basic and diluted earnings per share of $2.14 reported for the same period last year. The increase in earnings per share was due to the effect of higher net income realized by Laclede Group’s non-regulated gas marketing segment, partially offset by lower earnings recorded by Laclede Gas and decreased results reported by Laclede Group’s non-regulated services segment. Variations in results by operating segment were primarily attributable to the factors described below.

Regulated Gas Distribution net income decreased by $4.1 million for the nine months ended June 30, 2006 compared with the same period last year. Laclede Gas implemented several of the provisions of the settlement of its 2005 rate case effective October 1, 2005, resulting in variations in several areas from the previous fiscal year. The decrease in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $8.1 million;
•

higher depreciation expense totaling $5.6 million resulting from the implementation of new rates effective February 1, 2005 and January 1, 2006 as authorized by the MoPSC, and additional depreciable property;

•

net lower ISRS totaling $3.4 million. These surcharges were reset to zero effective October 1, 2005 as the ISRS-related costs are being recovered through new base rates effective on that same date. A new ISRS was subsequently implemented June 15, 2006; and,

•	a higher provision for uncollectible accounts totaling $2.0 million.

 These factors were partially offset by:

•	the benefit of the general rate increase, effective October 1, 2005, totaling $8.6 million,
•	the recovery of gas inventory carrying costs through the Utility’s PGA Clause, effective October 1, 2005, totaling $3.9 million; and,
•	higher income from off-system sales and capacity release totaling $1.6 million.

The Non-Regulated Services segment reported a loss of $0.2 million during the nine months ended June 30, 2006 compared with earnings of $1.7 million for the same period last year. The variation from the same period last year was primarily due to a $2.5 million pre-tax charge recorded by SM&P during the quarter ended March 31, 2006 associated with a previously reported agreement to settle a collective action lawsuit regarding certain employment-related claims described in Note 8 to the Consolidated Financial Statements and higher than anticipated operating expenses, including those associated with the startup of new business in existing markets.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $10.4 million compared with the same period last year, primarily as a result of LER’s higher margins caused by increased price volatility and regional price differences subsequent to the 2005 Gulf Coast hurricanes, as well as higher sales volumes. LER’s sales volumes increased 21% over the same period last year principally as a result of increased interstate pipeline wholesale transactions.

Regulated Operating Revenues and Operating Expenses

Regulated operating revenues for the nine months ended June 30, 2006 were $1,049.4 million, or $160.8 million greater than the same period last year. Temperatures experienced in the Utility’s service area during the nine months ended

June 30, 2006 were 12.5% warmer than normal and essentially the same as last year. Total system therms sold and transported were 0.78 billion for the nine months ended June 30, 2006 compared with 0.82 billion for the same period last year. Total off-system therms sold and transported were 0.16 billion for the nine months ended June 30, 2006 compared with 0.20 billion for the same period last year. The increase in regulated operating revenues was primarily attributable to the following factors:

Millions
Higher wholesale gas costs passed on to Utility customers (subject to prudence
review by the MoPSC)	$184.5
Higher prices charged for off-system sales	27.5
Lower system sales volumes and other variations, primarily due to the conservation
efforts of customers due to higher natural gas prices	(30.7)
Net effect of the general rate increase, recovery of gas inventory carrying costs, and
resetting the ISRS to zero, effective October 1, 2005, combined with the subsequent implementation of a new ISRS effective June 15, 2006	8.1
Lower off-system sales volumes	(28.6)
Total Variation	$160.8

Regulated operating expenses for the nine months ended June 30, 2006 increased $166.2 million from the same period last year. Natural and propane gas expense increased $143.1 million above last year’s level primarily attributable to higher rates charged by our suppliers, partially offset by lower volumes purchased for sendout and slightly lower off-system gas expense. Other operation and maintenance expenses increased $10.1 million, or 9.4%, primarily due to a higher provision for uncollectible accounts, implementation costs related to the automated meter reading deployment, compensation expense associated with Laclede Group’s implementation of SFAS No. 123(R), higher costs associated with low income energy assistance and energy efficiency programs implemented October 1, 2005, higher group insurance charges, increased pension costs, and higher wage rates. These factors were partially offset by a reduction in costs to remove retired utility plant that were previously charged to expense as incurred. An accrual for such costs is currently being provided for in depreciation rates. Depreciation and amortization expense increased $5.6 million, or 33.2%, primarily due to higher rates effective February 1, 2005 and January 1, 2006, and additional depreciable property. Taxes, other than income, increased $7.4 million, or 13.4%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group’s non-regulated services operating revenue for the nine months ended June 30, 2006 increased $19.5 million primarily due to SM&P’s attainment of new business in existing markets. The increase in non-regulated services operating expenses totaling $22.7 million was primarily attributable to charges recorded in association with the employment-related litigation described in Note 8 to the Consolidated Financial Statements and higher than anticipated operating expenses, including those associated with the startup of new business in existing markets.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $221.6 million primarily due to higher sales prices and increased sales volumes by LER. The increase in non-regulated gas marketing operating expenses of $205.0 million was primarily associated with increased gas expense related to higher prices and increased volumes purchased.

Non-Regulated Other Operating Revenues and Operating Expenses

Non-regulated other operating revenues decreased $3.7 million primarily due to lower sales levels recorded by Laclede Pipeline Company. Non-regulated other operating expenses decreased $3.9 million primarily due to lower expenses associated with decreased sales levels recorded by Laclede Pipeline Company.

Other Income and (Income Deductions) – Net

Other income and income deductions - net increased $1.5 million primarily due to additional income resulting from Laclede Gas’ application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments, as approved by the MoPSC effective October 1, 2005. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold. Such income is recovered through the PGA Clause. This additional income was partially offset by the Utility’s receipt and recognition in April 2005 of proceeds related to its interest, as a policyholder, in the sale of a mutual insurance company totaling $0.5 million.

Interest Charges

The $4.1 million increase in interest charges was primarily due to higher interest rates and increased average borrowings on short-term debt. This increase was slightly offset by lower interest on long-term debt due to the November 2004 maturity of $25 million principal amount of 8 1/2% First Mortgage Bonds and the May 2006 maturity of $40 million principal amount of 8 5/8% First Mortgage Bonds. The decreased interest on long-term debt due to the aforementioned maturities was partially offset by the issuance of $55 million principal amount of 6.15% First Mortgage Bonds on June 9, 2006.

Income Taxes

The increase in income tax expense was primarily due to higher pre-tax income, partially offset by a change in estimated tax depreciation and other property-related deductions.

Regulatory Matters

------------------------

On July 14, 2005, Missouri Governor Matt Blunt signed Senate Bill 179 into law, effective January 1, 2006, that authorizes the MoPSC to implement rules and tariff provisions through which rates can be adjusted between general rate case proceedings to reflect increases and decreases in certain costs and revenues. For gas utilities like Laclede Gas, these include rate adjustments to reflect revenue changes resulting from the impact of weather and conservation on customer usage and to reflect changes in the costs to comply with environmental laws, rules and regulations. Various parties have been meeting in an attempt to negotiate rules to implement these programs; however, to date, the MoPSC has only proposed a formal rule relating to the establishment of a final adjustment clause for certain utilities.

On October 21, 2005, Laclede Gas filed an application requesting authority for the purchase of certain assets of Fidelity Natural Gas, Inc., located in Sullivan, Missouri. On February 21, 2006 the Commission issued an Order approving the acquisition to be effective February 24, 2006, subject to certain conditions. The purchase, which closed on February 28, 2006, adds approximately 1,300 natural gas customers to Laclede Gas’ customer base.

On October 24, 2005, the Office of the Public Counsel proposed an emergency amendment to the MoPSC’s Cold Weather Rule. Such rule governs the disconnection and reconnection practices of utilities during the winter heating season. On December 19, 2005, the MoPSC issued an Order approving certain changes to the rule to be effective between January 1 and March 31, 2006. These temporary rule changes were expected to increase utilities’ costs; however, the rule allows for incremental compliance costs to be deferred for consideration for future recovery. The Company, along with other gas utilities, appealed the Order to the Cole County Circuit Court on the grounds that the rule failed to provide a separate and more definitive recovery mechanism for such costs. Although the Court declined to stay the Order, it did express serious concerns over the rule’s legality. On February 8, 2006 the Cole County Circuit Court held that the rule was unlawful and void because it did not make adequate provision for a cost recovery mechanism to address the revenue losses associated with implementing the rule. The MoPSC has appealed the Court’s decision. On May 22, 2006 the MoPSC proposed a rulemaking that would permanently incorporate many of the changes to the Cold Weather Rule that were implemented on an emergency basis for this past heating season. A public hearing on the proposed rule was held on July 19, 2006, at which Laclede Gas and other gas utilities recommended revisions to the proposed rule, including a more definitive recovery mechanism for uncollectible expenses.

On December 29, 2005, the Staff of the Commission proposed a disallowance of approximately $3.3 million related to the Company’s recovery of its purchased gas costs applicable to fiscal 2004. Laclede Gas believes that the MoPSC Staff’s position lacks merit and continues to vigorously oppose the adjustment in proceedings before the MoPSC.

On March 1, 2006, Laclede Pipeline Company (Pipeline), a wholly-owned subsidiary of Laclede Group, filed a tariff with the Federal Energy Regulatory Commission (FERC) requesting approval to transport liquefied petroleum gas (LPG) under the Interstate Commerce Act (ICA). Historically, Pipeline has supplied propane to Laclede Gas to supplement the Utility’s natural gas supplies during peak consumption periods. Prior to April 1, 2006 in various Utility rate proceedings over the years, the MoPSC approved Laclede Gas’ rates that were intended to include the recovery of Pipeline’s costs. Pipeline made the March 1 tariff filing due to changes in the types of transactions Pipeline conducts with third parties during those periods when Laclede Gas is not fully utilizing Pipeline’s capacity. The MoPSC filed a protest to Pipeline’s filing, to which Pipeline responded, and on March 31, 2006, the FERC accepted Pipeline’s tariff, effective April 1, 2006. On May 1, 2006 the MoPSC filed a request for rehearing of the FERC’s order approving Pipeline’s tariff, and on May 31, 2006 the FERC issued a “tolling order” in connection with the MoPSC’s request for rehearing which extends the 30-day statutory time period for the FERC to rule on the MoPSC’s request. Pipeline is providing liquid propane transportation service to Laclede Gas pursuant to the newly approved FERC tariff and a new contractual arrangement between Pipeline and Laclede Gas. In accordance with the terms of that agreement, subject to further proceedings before the FERC, Laclede Gas is obligated to pay Pipeline approximately $1.0 million annually, at current rates, commencing April 1, 2006. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months notice.

On March 31, 2006, the Utility made an Infrastructure System Replacement Surcharge (ISRS) filing with the MoPSC that was designed to increase revenues by approximately $2.0 million annually. Such filing was made pursuant to a Missouri law, enacted in 2003, that allows gas utilities to adjust their rates up to twice a year to recover certain facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. On May 19, 2006, the Staff filed its recommendation for a $1.82 million annual increase and on June 8, 2006 the MoPSC approved the Staff’s recommended increase for early implementation effective

June 15, 2006.

Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. Through the date of this report, the AMR system has been deployed to more than 460,000 customers. The implementation is expected to be substantially completed by early 2007. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has approximately 40% of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to customers’ unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff seeks customer service accommodations for those customers with meters located inside their homes whose previous estimated bills, as a result of installing AMR, will require adjustment to reflect actual usage. On May 11, 2006, the Missouri Office of Public Counsel also filed a complaint alleging that Laclede Gas billed customers for prior underestimated usage for a longer period of time than permitted by Commission rules. Laclede Gas has filed responses generally denying the MoPSC Staff’s and Office of Public Counsel’s allegations and continues to work with the MoPSC Staff, Office of Public Counsel and other parties to the case to resolve customer service issues. The Utility’s labor union representing field service workers, United Steelworkers Local 11-6 (Union), has also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. The Utility believes the Union’s allegations are without merit.

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

The Utility’s PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including the costs, cost reductions and related carrying costs associated with the Utility’s use of natural gas financial instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and liabilities that are recovered or refunded in a subsequent period. Effective October 1, 2005, the Utility was authorized to implement the recovery of gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are purchased during the injection season for sale during the heating season. The MoPSC also approved the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold.

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

FINANCIAL CONDITION

Credit Ratings

------------------

As of June 30, 2006, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility	S&P	Moody’s	Fitch
Laclede Group Corporate Rating	A		A-
Laclede Gas First Mortgage Bonds	A	A3	A+
Laclede Gas Commercial Paper	A-1	P-2
Trust Preferred Securities	A-	Baa3	BBB+

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

Net cash provided by operating activities for the nine months ended June 30, 2006 was $28.0 million, compared with net cash provided by operating activities of $102.9 million for the same period last year. The $74.9 million decrease in cash provided by operating activities was primarily attributable to the effects of higher natural gas prices and other variations on accounts payable and deferred purchased gas costs. These factors were partially offset by cash inflows related to the utilization of and receipt of payment from customers for storage gas inventories.

Net cash used in investing activities for the nine months ended June 30, 2006 was $50.1 million compared with $45.0 million for the nine months ended June 30, 2005. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash provided by financing activities was $47.9 million for the nine months ended June 30, 2006 compared with net cash used in financing activities of $67.0 million for the nine months ended June 30, 2005. The variation primarily reflects the issuance of additional short-term debt and an increase in long-term debt due to the issuance of First Mortgage Bonds this year, partially offset by the effect of the maturity of additional First Mortgage Bonds this year.

Liquidity and Capital Resources

----------------------------------------

As indicated above, the Company’s short-term borrowing requirements typically peak during colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks.

Laclede Gas currently has lines of credit in place of $320 million. In December 2005, the Utility’s $285 million line of credit scheduled to expire in September 2009 was increased to $320 million and extended to December 2010. A seasonal credit line of $20 million expired in April 2006. Short-term commercial paper borrowings outstanding at June 30, 2006 were $123.2 million at a weighted average interest rate of 5.3% per annum. The peak borrowings for the quarter were approximately $212 million. Based on short-term borrowings at June 30, 2006, a change in interest rates of 100 basis points would increase or decrease Laclede Gas’ pre-tax interest charges and cash flows by approximately $1.2 million on an annual basis. However, effective October 1, 2005, costs the Utility incurs to finance its gas supply inventory and all deferred gas cost balances are recovered through the PGA Clause.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) for a trailing twelve-month period to be at least 2.25 times interest expense. On June 30, 2006, total debt was 57% of total capitalization. For the twelve-months ending June 30, 2006, EBITDA was 3.10 times interest expense.

Laclede Gas has on file a shelf registration on Form S-3. Of the $350 million of securities originally registered under this Form S-3, $65 million of debt securities remained registered and unissued as of June 30, 2006. On June 9, 2006, Laclede Gas sold $55 million principal amount of First Mortgage Bonds, 6.15% Series due June 1, 2036. The net proceeds of $54.4 million from this sale were used to reduce short-term debt (including that incurred to fund the redemption at maturity of $40 million of 8 5/8% Series First Mortgage Bonds on May 15, 2006) and for general corporate purposes. The MoPSC authorization for issuing debt and equity securities and receiving capital contributions extends through October 31, 2006. The remaining MoPSC authorization is $4.6 million, having been reduced by capital contributions that have been made by Laclede Group to Laclede Gas under this authority through June 2006. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

At June 30, 2006, Laclede Gas had fixed-rate long-term debt totaling $350 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of June 30, 2006. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit expiring in August 2008, to meet the short-term liquidity needs of its subsidiaries. These lines of credit have a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization, based upon a 50% debt weighting for the subordinated debt issued to an unconsolidated affiliated trust. The ratio stood at 54% on June 30, 2006. These lines have been used to provide seasonal funding needs of the various subsidiaries from time to time, and to provide letters of credit on behalf of SM&P. There were no borrowings under these lines during the quarter ending June 30, 2006. Letters of credit issued under these lines on behalf of SM&P totaled $1.9 million at June 30, 2006.

SM&P has several operating leases, the aggregate annual cost of which is approximately $9 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $21.5 million. In the event that Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $17.1 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $22.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2006. Since that date, Laclede Group issued an additional $2.0 million in guarantees on behalf of LER, leaving $24.0 million outstanding at July 25, 2006. No amounts have been recorded for these guarantees in the financial statements.

Utility capital expenditures were $44.0 million for the nine months ended June 30, 2006, compared with $39.3 million for the same period last year. Non-utility capital expenditures were $2.7 million for the nine months ended June 30, 2006 compared with $5.2 million for the same period last year.

Consolidated capitalization at June 30, 2006, excluding current obligations of preferred stock, consisted of 50.7% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, 5.8% long-term debt to unconsolidated affiliate trust and 43.4% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at June 30, 2006 and at September 30, 2005, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Liabilities, and Delayed and Advance Customer Billings. The Consolidated Balance Sheet at June 30, 2005 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

 Contractual Obligations

------------------------------

As of June 30, 2006, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining	Fiscal Years	Fiscal Years	Fiscal Years
Contractual Obligations	Total	Fiscal Year 2006	2007-2008	2009-2010	2011 and thereafter
Long-Term Debt (a)	$914.0	$2.1	$87.6	$46.2	$778.1
Capital Leases	-	-	-	-	-
Operating Leases (b)	15.7	1.7	8.8	3.5	1.7
Purchase Obligations – Natural Gas (c)	487.6	169.3	285.4	19.8	13.1
Purchase Obligations – Other (d)	127.2	5.3	22.4	16.1	83.4
Other Long-Term Liabilities	-	-	-	-	-
Total (e)	$1,544.5	$178.4	$404.2	$85.6	$876.3

(a)	Long-term debt obligations reflect principal maturities and interest payments.
(b)

Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)

These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2006 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e)

Commitments related to pension and postretirement benefit plans have been excluded from the table above. Laclede Gas anticipates a $0.1 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2006. With regard to postretirement benefits, the Company anticipates Laclede Gas will contribute $2.0 million to the qualified trusts and $0.1 million directly to participants from Laclede Gas’ funds during the rest of fiscal 2006. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

 Market Risk

----------------

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas financial instruments are allowed to be passed on to the Utility’s customers, subject to prudence review, through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At June 30, 2006, the Utility held approximately 8.4 million MMBtu of futures contracts at an average price of $8.50 per MMBtu. Additionally, approximately 13.2 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2007.

In the course of its business, Laclede Group’s non-regulated marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At June 30, 2006, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

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

Condition and Results of Operations, on page 33 of this report.

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

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 8 to the Consolidated Financial Statements on page 19. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, on page 28 of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 24, 2006, the board of directors of Laclede Gas approved the sale of 25 shares of Laclede Gas common stock to Laclede Group at a price per share equal to the book value at March 31, 2006. The proceeds from the sale, totaling approximately $0.9 million were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a)	See Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	July 25, 2006	By:	/s/ Barry C. Cooper
Barry C. Cooper
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	July 25, 2006	By:	/s/ Barry C. Cooper
Barry C. Cooper
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

4.1	-	Twenty-Ninth Supplemental Indenture dated as of June 1, 2006 filed on June 9, 2006 as Ex. 4.1 to Laclede’s Form 8-K and incorporated by reference herein (File No. 1-1822).

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

99.1	-	Laclede Gas Company - Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.