Form 10-Q
period 2007-03-31
LACLEDE GROUP INC; LACLEDE GAS CO
filed 2007-04-27
CIK 1126956, 57183

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter and Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) have been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Large accelerated filer	[ ]	Accelerated filer	[ X ]	Non-accelerated filer	[ ]

Laclede Gas Company:	Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	April 27, 2007
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	21,601,259
Laclede Gas Company:	Common Stock ($1.00 Par Value)	10,252 *

* 100% owned by The Laclede Group, Inc.

TABLE OF CONTENTS	Page No.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

The Laclede Group, Inc.:
Statements of Consolidated Income	4
Statements of Consolidated Comprehensive Income	5
Consolidated Balance Sheets	6-7
Statements of Consolidated Cash Flows	8
Notes to Consolidated Financial Statements	9-20

Laclede Gas Company:
Statements of Income	Ex. 99.1, p. 1
Balance Sheets	Ex. 99.1, p. 2-3
Statements of Cash Flows	Ex. 99.1, p. 4
Notes to Financial Statements	Ex. 99.1, p. 5-11

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (The Laclede Group, Inc.)	21-33
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Laclede Gas Company)	Ex. 99.1, p. 12-21

Item 3 Quantitative and Qualitative Disclosures About Market Risk	34

Item 4 Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	35

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 4 Submission of Matters to a Vote of Security Holders	35

Item 6 Exhibits	35

SIGNATURES – The Laclede Group, Inc.	36

SIGNATURES – Laclede Gas Company	37

INDEX TO EXHIBITS	38

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2006.

Item 1. Financial Statements

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2007	2006	2007	2006

Operating Revenues:
Regulated
Gas distribution	$493,593	$489,283	$842,081	$900,684
Non-Regulated
Services	30,134	30,559	66,563	66,017
Gas marketing	175,850	187,733	329,317	429,065
Other	1,257	1,205	2,434	2,249
Total Operating Revenues	700,834	708,780	1,240,395	1,398,015
Operating Expenses:
Regulated
Natural and propane gas	373,576	371,388	625,099	683,427
Other operation expenses	36,816	37,764	70,496	70,869
Maintenance	6,060	5,267	11,658	10,255
Depreciation and amortization	8,568	8,178	17,065	14,261
Taxes, other than income taxes	28,348	29,258	47,107	48,897
Total regulated operating expenses	453,368	451,855	771,425	827,709
Non-Regulated
Services	34,753	35,991	71,114	69,910
Gas marketing	170,881	178,872	318,549	411,346
Other	1,096	851	2,173	1,702
Total Operating Expenses	660,098	667,569	1,163,261	1,310,667
Operating Income	40,736	41,211	77,134	87,348
Other Income and (Income Deductions) – Net	1,071	1,179	4,374	2,464
Interest Charges:
Interest on long-term debt	5,625	5,643	11,251	11,286
Interest on long-term debt to unconsolidated
affiliate trust	893	893	1,786	1,786
Other interest charges	2,940	3,041	6,374	5,164
Total Interest Charges	9,458	9,577	19,411	18,236
Income Before Income Taxes	32,349	32,813	62,097	71,576
Income Tax Expense	11,519	11,871	22,168	24,454
Net Income	20,830	20,942	39,929	47,122
Dividends on Redeemable Preferred Stock –
Laclede Gas	11	13	23	25
Net Income Applicable to Common Stock	$20,819	$20,929	$39,906	$47,097

Average Number of Common Shares Outstanding	21,445	21,231	21,413	21,211

Basic Earnings Per Share of Common Stock	$.97	$.99	$1.86	$2.22

Diluted Earnings Per Share of Common Stock	$.97	$.98	$1.86	$2.22

Dividends Declared Per Share of Common Stock	$.365	$.355	$.730	$.700

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2007	2006	2007	2006

Net Income Applicable to Common Stock	$20,819	$20,929	$39,906	$47,097
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative
instruments:
Net hedging gain (loss) arising during period	(3,007)	3,971	(1,972)	7,910
Reclassification adjustment for (gains) losses
included in net income	(1,340)	414	(1,920)	6,135
Net unrealized gains (losses) on cash flow hedging
derivative instruments	(4,347)	4,385	(3,892)	14,045
Other Comprehensive Income (Loss), Before Tax	(4,347)	4,385	(3,892)	14,045
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income (Loss)	(1,680)	1,694	(1,504)	5,426
Other Comprehensive Income (Loss), Net of Tax	(2,667)	2,691	(2,388)	8,619
Comprehensive Income	$18,152	$23,620	$37,518	$55,716

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands)	2007	2006	2006

ASSETS
Utility Plant	$1,165,232	$1,149,104	$1,127,512
Less: Accumulated depreciation and amortization	388,775	385,277	381,508
Net Utility Plant	776,457	763,827	746,004
Goodwill	33,595	33,595	28,124

Non-utility property	12,062	13,362	11,739
Other investments	44,554	42,731	42,480
Other Property and Investments	56,616	56,093	54,219

Current Assets:
Cash and cash equivalents	35,494	50,778	47,468
Accounts receivable:
Gas Customers – billed and unbilled	153,538	91,519	176,186
Other	130,674	84,728	99,120
Allowances for doubtful accounts	(14,273)	(13,105)	(13,907)
Delayed customer billings	36,377	—	42,713
Inventories:
Natural gas stored underground at LIFO cost	43,950	137,476	35,529
Propane gas at FIFO cost	19,951	19,385	19,379
Materials, supplies, and merchandise at avg. cost	5,900	5,973	5,287
Derivative instrument assets	19,615	19,117	10,487
Unamortized purchased gas adjustments	17,990	44,381	13,537
Deferred income taxes	3,781	—	5,660
Prepayments and other	15,261	19,594	20,694
Total Current Assets	468,258	459,846	462,153

Deferred Charges:
Prepaid pension cost	58,240	65,794	73,767
Regulatory assets	155,786	185,644	163,541
Other	6,277	5,361	5,733
Total Deferred Charges	220,303	256,799	243,041
Total Assets	$1,555,229	$1,570,160	$1,533,541

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands, except share amounts)	2007	2006	2006

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 21,571,409,
21,361,639, and 21,301,148 shares issued, respectively)	$21,571	$21,362	$21,301
Paid-in capital	132,679	127,125	124,393
Retained earnings	274,674	250,495	263,762
Accumulated other comprehensive income	1,267	3,655	916
Total common stock equity	430,191	402,637	410,372
Redeemable preferred stock (less current sinking fund
requirements) – Laclede Gas	627	787	787
Long-term debt to unconsolidated affiliate trust	46,400	46,400	46,400
Long-term debt (less current portion) – Laclede Gas	309,082	349,041	294,081
Total Capitalization	786,300	798,865	751,640

Current Liabilities:
Notes payable	117,050	207,300	201,550
Accounts payable	143,798	103,274	118,182
Advance customer billings	—	31,443	—
Current portion of long-term debt and preferred stock	40,160	159	40,159
Wages and compensation accrued	14,846	14,885	14,359
Dividends payable	7,962	7,662	7,649
Customer deposits	15,678	16,833	14,246
Interest accrued	10,919	10,464	10,479
Taxes accrued	38,206	15,026	26,857
Deferred income taxes	—	7,049	—
Other	17,373	16,787	22,875
Total Current Liabilities	405,992	430,882	456,356

Deferred Credits and Other Liabilities:
Deferred income taxes	228,686	232,148	220,946
Unamortized investment tax credits	4,318	4,437	4,569
Pension and postretirement benefit costs	22,182	20,302	24,204
Asset retirement obligations	25,527	26,018	—
Regulatory liabilities	58,058	33,182	53,012
Other	24,166	24,326	22,814
Total Deferred Credits and Other Liabilities	362,937	340,413	325,545
Total Capitalization and Liabilities	$1,555,229	$1,570,160	$1,533,541

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
(Thousands)	2007	2006

Operating Activities:
Net Income	$39,929	$47,122
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, amortization and accretion	19,258	16,184
Deferred income taxes and investment tax credits	(20,292)	12,296
Other – net	947	1,006
Changes in assets and liabilities:
Accounts receivable – net	(106,797)	(104,755)
Unamortized purchased gas adjustments	26,391	17,724
Deferred purchased gas costs	64,706	(103,771)
Accounts payable	40,524	(20,222)
Delayed customer billings – net	(67,820)	(73,401)
Taxes accrued	23,180	3,307
Natural gas stored underground	93,526	124,114
Other assets and liabilities	440	39,680
Net cash provided by (used in) operating activities	$113,992	$(40,716)

Investing Activities:
Capital expenditures	(27,216)	(32,168)
Other investments	(560)	(4,145)
Net cash used in investing activities	$(27,776)	$(36,313)

Financing Activities:
Issuance (repayment) of short-term debt – net	(90,250)	130,945
Issuance of common stock	4,311	2,208
Dividends paid	(15,462)	(14,652)
Preferred stock reacquired	(159)	(63)
Other	60	46
Net cash (used in) provided by financing activities	$(101,500)	$118,484

Net (Decrease) Increase in Cash and Cash Equivalents	$(15,284)	$41,455
Cash and Cash Equivalents at Beginning of Period	50,778	6,013
Cash and Cash Equivalents at End of Period	$35,494	$47,468

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$18,560	$18,194
Income taxes	9,286	7,626

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Fiscal Year 2006 Form 10-K.

The consolidated financial position, results of operations, and cash flows of Laclede Group are comprised primarily from the financial position, results of operations, and cash flows of Laclede Gas Company (Laclede Gas or the Utility). Laclede Gas is a regulated natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. SM&P Utility Resources, Inc. (SM&P) is a non-regulated underground facility locating and marking service business. SM&P’s results can be influenced by seasonality and trends in the construction sector.

REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amount of accrued unbilled revenues at March 31, 2007 and 2006, for the Utility, were $18.5 million and $36.4 million, respectively. The amount of accrued unbilled revenue at September 30, 2006 was $13.8 million.

GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended March 31, 2007 and 2006 were $24.1 million, and $24.7 million, respectively. Amounts recorded in Regulated Gas Distribution Operating Revenues for the six months ended March 31, 2007 and 2006 were $38.8 million, and $40.2 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes Other Than Income line.

GROUP MEDICAL AND WORKERS’ COMPENSATION RESERVES – The Company self-insures its group medical and workers’ compensation costs and carries stop-loss coverage in relation to medical claims and workers’ compensation claims. Reserves for amounts incurred but not reported are established based on historical cost levels and lags between occurrences and reporting.

STOCK-BASED COMPENSATION - The Laclede Group 2006 Equity Incentive Plan (the 2006 Plan) was approved at the annual meeting of shareholders of Laclede Group on January 26, 2006. The purpose of the 2006 Plan is to encourage officers and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation Committee of the Board of Directors may grant awards under the 2006 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Under the terms of the 2006 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The 2006 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights and performance shares payable in stock, cash or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award. The maximum number of shares reserved for issuance under the 2006 Plan is 1,250,000. The 2006 Plan replaced the Laclede Group Equity Incentive Plan (the 2003 Plan). Shares reserved under the 2003 Plan, other than those needed for currently outstanding awards, were canceled upon shareholder approval of the 2006 Plan.

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

During the six months ended March 31, 2007, the Company awarded 59,000 shares of performance-contingent restricted stock to executives at a weighted average fair value of $34.95 per share with a three-year performance period ending September 30, 2009. All, or a portion, of these shares will vest in November 2009 depending upon the attainment of certain levels of earnings and dividend growth performance goals. For shares that do not vest, no compensation cost is recognized and any previously recognized compensation cost is reversed. The weighted average fair value of performance-contingent restricted stock awarded during the six months ended March 31, 2006 was $30.46 per share. For restricted stock awards, the Company holds the certificates for restricted stock until the shares vest. In the interim, the participants receive full dividends and voting rights.

During the six months ended March 31, 2007, the Company awarded 8,350 shares of restricted stock to non-employee directors at a weighted average fair value of $32.74 per share. The weighted average fair value of restricted stock awarded to non-employee directors during the six months ended March 31, 2006 was $31.54 per share. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim the participants receive full dividends and voting rights.

During the six months ended March 31, 2007, the Company granted 115,500 non-qualified stock options to employees at an exercise price of $34.95 per share. The stock options vest one-fourth each year for four years after the date of the grant, beginning November 3, 2007, and have a ten-year contractual term. The weighted average fair value of options granted during the six months ended March 31, 2007 and March 31, 2006 is $8.07 per option and $6.80 per option, respectively.

Restricted stock activity for the quarter ended March 31, 2007 is presented below:

		Weighted average Grant Date Fair Value
	Shares

Nonvested at December 31, 2006	113,200	$32.84

Granted	8,350	$32.74
Vested	(2,550)	$32.74
Forfeited	—	$—

Nonvested at March 31, 2007	119,000	$32.84

Stock option activity for the quarter ended March 31, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at December 31, 2006	652,450	$29.98

Granted	—	$—
Exercised	(2,900)	$24.71
Forfeited	—	$—

Outstanding at March 31, 2007	649,550	$30.00	7.6	$1,147

Fully Vested and Expected to Vest
at March 31, 2007	624,481	$29.93	7.6	$1,134

Exercisable at March 31, 2007	291,425	$27.77	6.8	$966

Exercise prices of options outstanding at March 31, 2007 range from $23.27 to $34.95. During the six months ended March 31, 2007, cash received from the exercise of stock options was $2.8 million, the intrinsic value of the options exercised was $0.7 million and the related actual tax benefit realized was $0.3 million. During the six months ended March 31, 2006, cash received from the exercise of stock options was $0.4 million, the intrinsic value of the options exercised was $0.1 million and the related actual tax benefit realized was $53,000. The total fair value of restricted stock vested during the six months ended March 31, 2007 was $83,000 and the related actual tax benefit realized was $32,000. The total fair value of restricted stock vested during the six months ended March 31, 2006 was $87,000 and the related actual tax benefit realized was $34,000. The Company generally issues new shares to satisfy employee restricted stock awards and stock option exercises. Shares for non-employee directors are generally purchased on the open market. The closing price of the Company’s common stock was $31.08 at March 31, 2007.

Total compensation cost that has been charged against net income for share-based compensation arrangements was $0.6 million and $1.0 million for the quarter and six months ended March 31, 2007, respectively, and $0.3 million and $0.6 million for the quarter and six months ended March 31, 2006, respectively. Compensation cost capitalized as part of fixed assets was $0.2 million for the quarter ended March 31, 2007 and $0.3 million for the six months ended March 31, 2007. Compensation cost capitalized as part of fixed assets was $0.1 million for the quarter ended March 31, 2006 and $0.2 million for the six months ended March 31, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $0.2 million and $0.4 million for the quarter and six months ended March 31, 2007, respectively, and approximately $0.1 million and $0.2 million for the quarter and six months ended March 31, 2006, respectively. As of March 31, 2007, there was $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (options and restricted stock). That cost is expected to be recognized over a weighted average period of 2.6 years.

The fair value of the options granted during the six months ended March 31, 2007 and March 31, 2006 was estimated at the date of grant using a binomial option-pricing model based on the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on U.S. Treasury yields at the grant date. The expected life of options is based on generalized expectations regarding the behavior of option holders since the Company’s experience is not yet sufficient to develop an assumption specific to its employees.

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2007	2006
Risk free interest rate	4.60%	4.60%
Expected dividend yield of stock	4.20%	4.50%
Expected volatility of stock	25.00%	25.00%
Expected life of option	96 months	96 months

NEW ACCOUNTING STANDARDS – In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented as an adjustment to the balances of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error and a change in accounting estimate. Adoption of SFAS No. 154 on October 1, 2006 had no effect on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. SFAS No. 155 permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Adoption of SFAS No. 155 on October 1, 2006 had no effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for the Company as of the beginning of fiscal year 2008. The Company is currently evaluating the provisions of this Interpretation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.” This Statement will be effective for the Company as of the beginning of fiscal year 2009. The Company is currently evaluating the provisions of this Statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans.” This Statement amends FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (revised 2003), “Employers’ Disclosure About Pensions and Other Postretirement Benefits.” Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Prior accounting standards allowed an employer to delay recognition of certain economic events that affected the costs of providing postretirement benefits and to disclose the overfunded or underfunded status of a plan in the notes to the financial statements. This Statement eliminates the delayed recognition of actuarial gains and losses and the prior service costs and credits that arise during the period and requires employers to recognize these items as components of other comprehensive income, net of tax. Laclede Group will be required to initially recognize the funded status of its defined benefit postretirement plans and provide the disclosures required by this Statement as of the end of the fiscal year 2007. The Statement also requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position. This requirement will be effective for the Company as of the end of fiscal year 2009. The amounts of pension and postretirement costs recognized by Laclede Gas are dependent upon the regulatory treatment provided for such costs. Although the Company is currently evaluating the effect of this new standard, it is expected that adoption of this standard will not have any effect on the Company’s Statements of Consolidated Income. However, adoption of this standard will materially affect the Consolidated Balance Sheets. It is anticipated that the most significant effects of adoption will be a substantial decrease to our asset for Prepaid Pension Costs and a substantial increase to our liability for Pension and Postretirement Benefit Costs, in conjunction with a corresponding increase to Regulatory Assets.

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, “Financial Statements-Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective in fiscal year 2007. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Upon adoption of SFAS No. 159, entities are permitted to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. The decision about whether to elect the fair value option is applied instrument by instrument with few exceptions. The decision is also irrevocable (unless a new election date occurs) and must be applied to entire instruments and not to portions of instruments. SFAS No. 159 requires that cash flows related to items measured at fair value be classified in the statement of cash flows according to their nature and purpose as required by SFAS No. 95, “Statement of Cash Flows” (as amended). SFAS No. 159 is effective for the Company as of the beginning of fiscal year 2009. The Company is currently evaluating the provisions of this Statement.

2.	EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. For the quarter ended March 31, 2007, 319,500 shares attributable to outstanding stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the six months ended March 31, 2007, there were 225,500 antidilutive shares. There were 388,000 antidilutive shares for the quarter and six months ended March 31, 2006.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2007	2006	2007	2006

Basic EPS:
Net Income Applicable to Common Stock	$20,819	$20,929	$39,906	$47,097

Weighted Average Shares Outstanding	21,445	21,231	21,413	21,211
Earnings Per Share of Common Stock	$.97	$.99	$1.86	$2.22

Diluted EPS:
Net Income Applicable to Common Stock	$20,819	$20,929	$39,906	$47,097

Weighted Average Shares Outstanding	21,445	21,231	21,413	21,211
Dilutive Effect of Employee Stock Options
and Restricted Stock	43	38	52	31
Weighted Average Diluted Shares	21,488	21,269	21,465	21,242

Earnings Per Share of Common Stock	$.97	$.98	$1.86	$2.22

3.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee’s compensation during the highest three years of the last ten years of employment. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds.

Pension costs for the quarters ending March 31, 2007 and 2006 were $1.4 million and $1.3 million, respectively. Pension costs for the six months ended March 31, 2007 and March 31, 2006 were $2.7 million, respectively. These costs include amounts capitalized with construction activities.

The net periodic pension costs include the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2007	2006	2007	2006

Service cost – benefits earned
during the period	$3,105	$3,690	$6,211	$7,380
Interest cost on projected
benefit obligation	4,483	4,176	8,965	8,352
Expected return on plan assets	(5,074)	(5,196)	(10,148)	(10,392)
Amortization of prior service cost	283	294	567	588
Amortization of actuarial loss	921	1,728	1,841	3,456
Sub-Total	3,718	4,692	7,436	9,384
Loss on Lump Sum Settlement	945	—	945	—
Regulatory adjustment	(3,309)	(3,354)	(5,673)	(6,708)
Net pension cost	$1,354	$1,338	$2,708	$2,676

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump sum cash payments. Pursuant to Missouri Public Service Commission (MoPSC or Commission) Order, lump sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump sum payments recognized as settlements during the six months ended March 31, 2007 were $2.8 million. No lump sum payments were recognized as settlements during the six months ended March 31, 2006.

Pursuant to MoPSC Order, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains or losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an allowance of $4.1 million annually. The difference between this amount and pension expense as calculated pursuant to the above and included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or liability.

SM&P maintains a non-qualified, defined benefit plan with four participants that was frozen to new participants in 2002. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan is not material.

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The unrecognized transition obligation is being amortized over 20 years. Postretirement benefit costs for the quarters ended March 31, 2007 and 2006 were $2.0 million and $2.2 million, respectively. Postretirement benefit costs for the six months ended March 31, 2007 were $3.9 million, compared with $4.4 million for the same period last year. These costs include amounts capitalized with construction activities.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2007	2006	2007	2006

Service cost – benefits earned
during the period	$1,015	$996	$2,031	$1,992
Interest cost on accumulated
Postretirement benefit obligation	900	740	1,800	1,480
Expected return on plan assets	(431)	(340)	(862)	(679)
Amortization of transition obligation	34	81	68	163
Amortization of prior service cost	(582)	(9)	(1,164)	(18)
Amortization of actuarial loss	812	319	1,623	637
Regulatory adjustment	223	429	446	857
Net postretirement benefit cost	$1,971	$2,216	$3,942	$4,432

Missouri state law provides for the recovery in rates of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts’ assets consist primarily of money market securities and mutual funds invested in stocks and bonds.

Pursuant to MoPSC Order, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains and losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the postretirement benefit costs is based on an alternative methodology for amortization of unrecognized gains and losses as ordered by the MoPSC. The difference between this amount and postretirement benefit expense as calculated pursuant to the above is deferred as a regulatory asset or liability.

4.	FINANCIAL INSTRUMENTS

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed-price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At March 31, 2007, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

Settled and open futures positions were as follows at March 31, 2007:

	Position Month	MMBtu (millions)	Average Price per MMBtu
Settled short positions	April 2007	1.59	$8.85

Open short futures positions	May 2007	.45	7.90
	June 2007	.14	7.52
	July 2007	.25	7.92
	August 2007	.67	8.03
	September 2007	.67	8.55
	October 2007	.65	8.49
	November 2007	.03	8.43
	April 2008	.09	8.06

The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income (Loss), a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. Pre-tax net unrealized gains on cash flow hedging derivative instruments at March 31, 2007 were $3.4 million. It is expected that approximately $3.2 million of pre-tax net unrealized gains on cash flow hedging derivative instruments at March 31, 2007 will be reclassified into the Consolidated Statement of Income during the remainder of fiscal 2007. The remainder, approximately $0.2 million of pre-tax net unrealized gains, will be reclassified during fiscal 2008. The ineffective portions of these hedge instruments are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax losses recognized in earnings for the ineffective portion of cash flow hedges was $1.0 million for the quarter ended March 31, 2007 and $0.5 million for the six months ended March 31, 2007. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $1.7 million for the quarter ended March 31, 2006 and $0.5 million for the six months ended March 31, 2006. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5.	INCOME TAXES

Income tax expense for the quarter ended December 31, 2005 included a reduction in income tax expense of approximately $0.9 million for a change in estimated tax depreciation and other property-related deductions.

6.	OTHER INCOME AND INCOME DEDUCTIONS – NET

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2007	2006	2007	2006

Allowance for funds used during construction	$(2)	$(15)	$(16)	$(37)
Other income	1,513	1,593	3,781	2,735
Other income deductions	(440)	(399)	609	(234)
Other income and (income deductions) – net	$1,071	$1,179	$4,374	$2,464

The increase in Other income and income deductions – net for the six months ended March 31, 2007, compared with the six months ended March 31, 2006, was due to increased interest income, higher income associated with carrying costs applied to under-recoveries of gas costs, and other minor variations. Such carrying costs are recovered through the Utility’s Purchased Gas Adjustment (PGA) Clause.

7.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten other counties in eastern Missouri. The Non-Regulated Services segment includes the results of SM&P, an underground locating and marking business operating in nine Midwestern and Southwestern states. The underground facility locating industry remains competitive with many contracts subject to termination on short-term notice. Also, SM&P’s customers are concentrated primarily in the utility and telecommunications sectors. Additionally, SM&P’s results can be influenced by seasonality and trends in the construction sector. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Non-Regulated Other includes the transportation of liquid propane, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to LER, services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns, respectively.

			Non-
	Regulated	Non-	Regulated	Non-
	Gas	Regulated	Gas	Regulated
(Thousands)	Distribution	Services	Marketing	Other	Eliminations	Consolidated
Three Months Ended
March 31, 2007
Revenues from external
customers	$483,254	$30,035	$157,837	$998	$—	$672,124
Intersegment revenues	10,339	99	18,013	259	—	28,710
Total operating revenues	493,593	30,134	175,850	1,257	—	700,834
Net income (loss) applicable
to common stock	20,711	(3,363)	3,322	149	—	20,819
Total assets	1,370,644	65,609	113,825	75,588	(70,437)	1,555,229

Six Months Ended
March 31, 2007
Revenues from external
customers	$823,710	$66,372	$295,525	$1,915	$—	$1,187,522
Intersegment revenues	18,371	191	33,792	519	—	52,873
Total operating revenues	842,081	66,563	329,317	2,434	—	1,240,395
Net income (loss) applicable
to common stock	36,368	(3,867)	7,117	288	—	39,906
Total assets	1,370,644	65,609	113,825	75,588	(70,437)	1,555,229

Three Months Ended
March 31, 2006
Revenues from external
customers	$481,823	$30,484	$173,972	$692	$—	$686,971
Intersegment revenues	7,460	75	13,761	513	—	21,809
Total operating revenues	489,283	30,559	187,733	1,205	—	708,780
Net income (loss) applicable
to common stock	18,972	(3,815)	5,560	212	—	20,929
Total assets	1,357,114	65,297	93,629	72,078	(54,577)	1,533,541

Six Months Ended
March 31, 2006
Revenues from external
customers	$885,140	$65,850	$395,890	$1,705	$—	$1,348,585
Intersegment revenues	15,544	167	33,175	544	—	49,430
Total operating revenues	900,684	66,017	429,065	2,249	—	1,398,015
Net income (loss) applicable
to common stock	39,164	(3,405)	10,968	370	—	47,097
Total assets	1,357,114	65,297	93,629	72,078	(54,577)	1,533,541

8.	COMMITMENTS AND CONTINGENCIES

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

With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of March 31, 2007, Laclede Gas has paid or reserved for the cost of these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

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

Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the three MGP sites identified above. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas is currently holding discussions with the insurers regarding potential reimbursement from them. In June 2005, an outside consultant retained by Laclede Gas completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from each insurer to the Company of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor and remediate these MGP sites from $5.8 million to $36.3 million. This analysis was based upon then currently available facts, technology, and laws and regulations. The actual costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay and any insurance recoveries. Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. As of the date of this report, Laclede Gas has recorded all such costs. However, it is possible that future events may require some level of additional remedial activities that, in turn, would require Laclede Gas to record additional costs.

Laclede Gas enrolled a parcel of property located in the City of St. Louis in the VCP pursuant to an agreement to sell such parcel to a third party. The sale was completed January 8, 2007. Under the terms of the agreement, any costs relative to future investigations or remedial actions regulators may require shall be borne by the third-party buyer. Laclede Gas does not anticipate incurring any material cost in connection with this site.

Laclede Gas anticipates that any costs it may incur in the future to remediate these sites, less any amounts received as insurance proceeds or as contributions from other potentially responsible parties, would be deferred and recovered in rates through periodic adjustments approved by the MoPSC. Accordingly, potential liabilities associated with remediating these sites are not expected to have a material impact on the future financial position and results of operations of Laclede Gas or the Company.

SM&P was the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group’s acquisition. The claims involved whether certain pre- and post-work activities and commuting time for non-supervisory field employees constituted hours worked for purposes of federal and state wage and hour laws. These claims were asserted in various proceedings, including one “opt-in” collective action filed in March 2003 in Federal District Court for the Eastern District of Texas. As a result of a court ruling in that proceeding on February 27, 2004, approximately 3,500 present and former field employees who worked for SM&P at times since February 27, 2001, were given notice of the lawsuit and the opportunity to join the lawsuit and assert claims for additional overtime compensation for the three-year period immediately preceding the date that they joined the lawsuit. Of the individuals to whom notice was sent, 966 joined the lawsuit, the substantial majority of whom were former employees. SM&P vigorously contested these claims, including opposition to this case proceeding as a collective action.

Since the subject of employment practices preceded Laclede Group’s acquisition of SM&P, Laclede Group notified SM&P’s prior owner, NiSource Inc. (NiSource), of the various wage and hour claims. Laclede Group advised NiSource of Laclede Group’s position that NiSource was obligated to indemnify Laclede Group for liabilities and defense costs arising out of the wage and hour claims, subject to the limitations set forth in the Stock Purchase Agreement by and between NiSource and Laclede Group dated as of December 12, 2001. NiSource initially denied that it had an indemnification obligation to Laclede Group.

SM&P and the plaintiffs in the collective action ultimately reached agreement to settle the lawsuit. While not admitting that its practices violated wage and hour laws, SM&P agreed to fund a portion of the amount required to pay the plaintiffs to settle the collective action. In conjunction with SM&P’s agreement to settle the collective action, NiSource agreed to fund the remaining portion of the settlement payment that would be made to the collective action plaintiffs. SM&P’s agreement with the plaintiffs was submitted to the District Court for approval. In the quarter ended March 31, 2006, SM&P recorded a pre-tax charge of $2.5 million to reflect the amount that it had expected to fund for the settlement of the collective action. On August 10, 2006, the District Court approved SM&P’s agreement with the plaintiffs without modification and, subsequently, settlement payments were made to the plaintiffs.

Laclede Group and NiSource further agreed to submit determination of their respective rights and obligations under the Stock Purchase Agreement concerning wage and hour claims, including settlement payments and the attorneys’ fees and related expenses incurred to defend those claims, to an expedited binding arbitration procedure. The arbitration hearing was held on September 17-20, 2006. On September 28, 2006, the arbitration panel rendered a decision awarding Laclede Group a portion of the settlement payment made to the plaintiffs, as well as all legal fees and litigation expenses directly related to the collective action. NiSource made payment to Laclede Group in accordance with the arbitration panel’s decision. Accordingly, in the quarter ended September 30, 2006, SM&P reversed a portion of the previously recorded pre-tax expense totaling $1.3 million to reflect the net amount awarded to Laclede Group in the arbitration proceeding. On October 20, 2006, NiSource submitted a reconsideration request to the arbitration panel seeking to reduce the amount awarded by the arbitration panel by approximately $0.3 million. Laclede Group submitted a letter opposing reconsideration. On November 15, 2006, the arbitration panel issued an Order clarifying its September 28, 2006 decision, and reduced Laclede Group’s award by the amount requested by NiSource. On December 28, 2006, Laclede Group filed a complaint in Federal District Court for the Southern District of Indiana requesting a court order confirming the final arbitration award as originally issued on September 28, 2006, or alternatively, vacating the November 15, 2006 reduced award. Laclede Group contends that the panel did not have the legal authority to modify the September 28, 2006 award. As of the date of this filing, the court has not issued a ruling on Laclede Group’s complaint. While the results of any future action by the court in response to Laclede Group’s complaint cannot be predicted with certainty, management, after discussion with counsel, believes that the ultimate resolution of the court proceeding will not have a material adverse effect on the consolidated financial position and results of operations of Laclede Group in future periods.

On December 29, 2005, the MoPSC Staff (Staff) proposed a disallowance of approximately $3.3 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2004. Following technical conferences, the Staff subsequently reduced its proposed disallowance to $2.4 million. On January 4, 2007, the MoPSC Staff informed the Utility that the Staff further reduced its proposed disallowance by $0.3 million to approximately $2.1 million. Laclede Gas believes that the MoPSC Staff’s position lacks merit and vigorously opposed the adjustment in proceedings before the MoPSC on January 29, 2007. At the date of this filing, the MoPSC has not issued its ruling.

Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. Through the date of this report, the AMR system has been deployed to more than 627,000 customers, representing well over 90% of the customer population. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has approximately 40% of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff sought customer service accommodations for those customers with meters located inside their homes whose previous estimated bills will require adjustment to reflect actual usage. On May 11, 2006, the Missouri Office of Public Counsel also filed a complaint alleging that Laclede Gas billed customers for prior underestimated usage for a longer period of time than permitted by Commission rules. Laclede Gas filed responses generally denying the MoPSC Staff’s and Missouri Office of Public Counsel’s allegations. On November 7, 2006, Laclede Gas, the Missouri Office of Public Counsel, and other parties filed a Stipulation & Agreement that resolves certain issues raised in this case. The MoPSC Staff neither supported nor opposed the Stipulation. On December 21, 2006, the Commission approved the Stipulation & Agreement, dismissed the Missouri Office of Public Counsel’s complaint, and suspended Staff’s complaint, subject to Laclede’s compliance with the Stipulation & Agreement. The primary terms of the Stipulation & Agreement include the Utility’s provision of bill credits totaling approximately $0.5 million to customers who received billing adjustments reconciling undercharges for periods exceeding 12 months, a limit on future billing adjustments that reconcile undercharges to 12 months, and additional notices to customers concerning such billing adjustments. The Utility’s labor union representing field service workers, USW Local 11-6 (Union), has also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. On November 2, 2006, the MoPSC denied and dismissed one of these complaints. On December 11-12, 2006, the MoPSC held a hearing on the Union’s last remaining complaint. That hearing was completed on February 26, 2007. The Utility continues to believe that the Union’s allegations in the remaining case are without merit. At the date of this filing, the MoPSC has not issued its ruling.

On December 28, 2006, the MoPSC Staff proposed a disallowance of approximately $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005, largely on the same grounds as it has proposed regarding the disallowance of the Utility’s recovery of purchased gas cost applicable to fiscal 2004. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

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

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2011. At March 31, 2007, the maximum guarantees under these leases are approximately $1.8 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At March 31, 2007, the carrying value of the liability recognized for these guarantees was approximately $0.3 million.

SM&P has several operating leases, the aggregate annual cost of which is approximately $8.9 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $20.7 million. In the event Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $15.9 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $25.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2007. Since that date, Laclede Group issued an additional $1.0 million guarantee on behalf of LER, bringing the total to $26.0 million. No amounts have been recorded for these guarantees in the financial statements.

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

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

•	weather conditions and catastrophic events, particularly severe weather in the natural gas producing areas of the country;
•	volatility in gas prices, particularly sudden and sustained spikes in natural gas prices;
•	the impact of higher natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability; particularly those changes that impact supply for and access to our market area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	franchise renewals
	•	environmental or safety matters
	•	taxes
	•	pension and other post-retirement benefit liabilities and funding obligations
	•	accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from and conservation efforts of customers;
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

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

Laclede Group’s earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the City of St. Louis and parts of ten other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s innovative weather mitigation rate design lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. The weather mitigation rate design minimizes the impact of weather volatility during the peak cold months of December through March and reduces the impact of weather volatility, to a lesser extent, during the months of November and April. Due to the seasonal nature of the business of Laclede Gas, Laclede Group’s earnings are seasonal in nature and are typically concentrated in the November through April period, which generally corresponds with the heating season. SM&P Utility Resources, Inc. (SM&P) is a non-regulated underground facility locating and marking service business. The underground locating industry remains competitive with many contracts subject to termination on short-term notice. SM&P’s customers are concentrated primarily in the utility and telecommunications sectors. Additionally, SM&P’s results can be influenced by seasonality and trends in the construction sector. Laclede Energy Resources, Inc. (LER) is engaged in the non-regulated marketing of natural gas and related activities. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. As such, LER’s operations and customer base are subject to fluctuations in market conditions. Other non-regulated subsidiaries provide less than 10% of consolidated revenues.

Laclede Group’s strategy continues to include efforts to stabilize and improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of Laclede Group’s strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 16,000 mile natural gas distribution system and related storage facilities. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility’s income from off-system sales remains subject to fluctuations in market conditions. In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility retains all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million, if any, are shared with customers, with the Utility retaining 50% of amounts exceeding that threshold. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets.

Wholesale natural gas prices for the 2005-2006 heating season rose to unprecedented levels across the nation. Laclede Gas continues to work actively to reduce the impact of higher costs by strategically structuring its natural gas supply portfolio and through the use of financial instruments. Nevertheless, the cost of purchased gas remains high, relative to historical levels. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. While wholesale natural gas prices declined for the 2006-2007 heating season, the generally higher price levels may continue to affect sales volumes (due to the conservation efforts of customers) and cash flows (associated with the timing of collection of gas costs and related accounts receivable from customers).

Laclede Group continues to develop its non-regulated subsidiaries. SM&P is working to further the logical expansion of its business in both new and existing markets. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in unregulated natural gas suppliers. Nevertheless, income from LER’s operations is subject to fluctuations in market conditions. LER reported record earnings during fiscal year 2006 as a result of high margins, caused by Gulf Coast market volatility, as well as higher wholesale sales volumes.

Quarter Ended March 31, 2007

------------------------------------------

Overview – Net Income (Loss) by Operating Segment	Quarter Ended
	March 31,
(millions, after-tax)	2007	2006

Regulated Gas Distribution	$20.7	$19.0
Non-Regulated Services	(3.4)	(3.8)
Non-Regulated Gas Marketing	3.3	5.5
Non-Regulated Other	.2	.2
Net Income Applicable to Common Stock	$20.8	$20.9

Laclede Group’s net income applicable to common stock was $20.8 million for the quarter ended March 31, 2007, compared with $20.9 million for the quarter ended March 31, 2006. Basic and diluted earnings per share were $.97 for the quarter ended March 31, 2007, compared with $.99 and $.98 per share, respectively, for the same quarter last year. Earnings per share decreased compared to last year primarily due to the effect of slightly higher common shares outstanding this year. Variations in net income were primarily attributable to the factors described below.

Regulated Gas Distribution net income increased by $1.7 million for the quarter ended March 31, 2007, compared with the quarter ended March 31, 2006. The increase in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	higher income from off-system sales and capacity release totaling $1.2 million;
•	a lower provision for uncollectible accounts totaling $0.9 million; and,
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $0.9 million.

These factors were partially offset by:

•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $0.7 million.

The Non-Regulated Services segment reported a loss of $3.4 million during the quarter ended March 31, 2007, compared with a loss of $3.8 million for the same period last year. The improvement from the same quarter last year was primarily attributable to the effect of a $2.5 million pre-tax charge recorded in the quarter ended March 31, 2006 in association with the employment-related litigation described in Note 8 to the Consolidated Financial Statements, which was partially offset by higher operating expenses this year.

The Non-Regulated Gas Marketing segment reported a decrease in earnings of $2.2 million, compared with the same period last year. LER posted earnings totaling $3.3 million, which were approximately $2.2 million below the same period last year. While LER has continued to report year-over-year growth in sales volumes, margins this year were reduced as volatility in Gulf Coast markets stabilized from the unprecedented levels experienced a year ago.

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

Regulated operating revenues for the quarter ended March 31, 2007 were $493.6 million, or $4.3 million more than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 7.8% warmer than normal, but 11.5% colder than the same period last year. Total system therms sold and transported were 0.40 billion for the quarter ended March 31, 2007 and 0.36 billion for the quarter ended March 31, 2006. Total off-system therms sold and transported were 0.09 billion for the quarter ended March 31, 2007, compared with 0.08 billion for the same period last year. The increase in regulated operating revenues was primarily attributable to the following factors:

Millions
Higher system sales volumes, primarily due to colder weather, and other variations	$67.8
Lower wholesale gas costs passed on to Utility customers (subject to prudence
review by the MoPSC)	(66.0)
Higher ISRS revenues implemented June 15, 2006 and January 2, 2007	0.9
Higher off-system sales volumes	7.2
Lower prices charged for off-system sales	(5.6)
Total Variation	$4.3

Regulated operating expenses for the quarter ended March 31, 2007 increased $1.5 million from the same quarter last year. Natural and propane gas expense increased $2.2 million, or 0.6%, from last year’s level, primarily attributable to higher system volumes purchased for sendout and increased off-system gas expense, partially offset by lower rates charged by our suppliers. Other operation and maintenance expenses decreased $0.2 million, or 0.4%, primarily due to decreased injuries and damages expenses, a lower provision for uncollectible accounts, and a gain on the disposal of assets. These factors were largely offset by increased maintenance and distribution charges as well as higher wage rates. Depreciation and amortization expense increased $0.4 million, or 4.8%, primarily due to additional depreciable property. Taxes, other than income, decreased $0.9 million, or 3.1%, primarily due to lower gross receipts taxes.

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group’s non-regulated services operating revenues for this quarter decreased $0.4 million primarily due to slightly lower sales by SM&P. The decrease in non-regulated services operating expenses totaling $1.2 million was attributable to the effect of settlement costs associated with employment-related litigation recorded during the same period last year. This effect was partially offset by higher operating expenses this year.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues decreased $11.9 million primarily due to lower per unit gas sales prices by LER, partially offset by increased sales volumes. The decrease in non-regulated gas marketing operating expenses totaling $8.0 million was primarily associated with decreased gas expense related to lower prices, partially offset by increased volumes purchased.

Six Months Ended March 31, 2007

------------------------------------------

Overview – Net Income (Loss) by Operating Segment	Six Months Ended
	March 31,
(millions, after-tax)	2007	2006

Regulated Gas Distribution	$36.4	$39.2
Non-Regulated Services	(3.9)	(3.4)
Non-Regulated Gas Marketing	7.1	10.9
Non-Regulated Other	.3	.4
Net Income Applicable to Common Stock	$39.9	$47.1

Laclede Group’s net income applicable to common stock was $39.9 million for the six months ended March 31, 2007, compared with $47.1 million for the six months ended March 31, 2006. Basic and diluted earnings per share were $1.86 for the six months ended March 31, 2007, compared with basic and diluted earnings per share of $2.22 reported for the same period last year. The decrease in consolidated earnings per share was due to the effect of lower net income realized by all of Laclede Group’s operating segments, but was largely attributable to lower margins on sales made by LER and by Laclede Gas to customers outside of the traditional utility service area. Variations in net income were primarily attributable to the factors described below.

Regulated Gas Distribution net income decreased by $2.8 million for the six months ended March 31, 2007, compared with the same period last year. The decrease in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	lower income from off-system sales and capacity release totaling $3.0 million;
•

higher depreciation and amortization expense totaling $2.8 million resulting from the implementation of new depreciation rates effective January 1, 2006, as authorized by the MoPSC, and additional depreciable property; and,

•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $1.9 million.

These factors were partially offset by:

•	higher ISRS revenues totaling $1.5 million; and,
•	a lower provision for uncollectible accounts totaling $0.9 million.

The Non-Regulated Services segment reported a loss of $3.9 million during the six months ended March 31, 2007, compared with a loss of $3.4 million for the same period last year. While revenues were higher, the earnings decline resulted from increased operating expenses. These increased expenses were partially offset by the effect of settlement costs recorded last year associated with the employment-related litigation discussed previously.

The Non-Regulated Gas Marketing segment reported a decrease in earnings of $3.8 million, compared with the same period last year. The decrease was primarily attributable to significantly lower margins than those realized during the same period last year by LER resulting from the market factors discussed previously. The effect of lower margins this year was partially offset by higher wholesale sales volumes.

Regulated Operating Revenues and Operating Expenses

Regulated operating revenues for the six months ended March 31, 2007 were $842.1 million, or $58.6 million less than the same period last year. Temperatures experienced in the Utility’s service area during the six months ended March 31, 2007 were 8.0% warmer than normal, but 2.9% colder than the same period last year. Total system therms sold and transported were 0.68 billion for the six months ended March 31, 2007, compared with 0.67 billion for the same period last year. Total off-system therms sold and transported were 0.15 billion for the six months ended March 31, 2007, compared with 0.13 billion for the same period last year. The decrease in regulated operating revenues was primarily attributable to the following factors:

Millions
Lower wholesale gas costs passed on to Utility customers (subject to prudence
review by the MoPSC)	$(86.8)
Higher system sales volumes, primarily due to colder weather, and other variations	38.5
Lower prices charged for off-system sales	(30.7)
Higher off-system sales volumes	18.9
Higher ISRS revenues implemented June 15, 2006 and January 2, 2007	1.5
Total Variation	$(58.6)

Regulated operating expenses for the six months ended March 31, 2007 decreased $56.3 million from the same period last year. Natural and propane gas expense decreased $58.3 million, or 8.5%, from last year’s level, primarily attributable to lower rates charged by our suppliers and lower off-system gas expense, partially offset by higher system volumes purchased for sendout. Other operation and maintenance expenses increased $1.0 million, or 1.3%, primarily due to increased maintenance and distribution charges, higher group insurance charges, and higher wage rates. These factors were partially offset by decreased injuries and damages expense as well as a gain on the disposal of assets. Depreciation and amortization expense increased $2.8 million, or 19.7%, primarily due to higher rates effective January 1, 2006 and additional depreciable property. Taxes, other than income, decreased $1.8 million, or 3.7%, primarily due to lower gross receipts taxes (attributable to the lower revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group’s non-regulated services operating revenues for this period increased $0.5 million primarily due to SM&P’s attainment of new business in existing markets. The increase in non-regulated services operating expenses totaling $1.2 million was attributable to increased operating expenses, partially offset by the effect of settlement costs associated with employment-related litigation recorded during the same period last year.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues decreased $99.7 million primarily due to lower per unit gas sales prices by LER, partially offset by increased sales volumes. The decrease in non-regulated gas marketing operating expenses totaling $92.8 million was primarily associated with decreased gas expense related to lower prices, partially offset by increased volumes purchased.

Other Income and (Income Deductions) - Net

Other income and income deductions – net increased $1.9 million due to increased interest income, higher income associated with carrying costs applied to under-recoveries of gas costs, and other minor variations. Such carrying costs are recovered through the Utility’s PGA Clause.

Interest Charges

The $1.2 million increase in interest charges was primarily due to higher interest rates on short-term debt. Average short-term interest rates were approximately 5.3% for the six months ended March 31, 2007, compared with approximately 4.4% for the same period last year.

Income Taxes

The $2.3 million decrease in income taxes was primarily due to lower pre-tax income this year, partially offset by a change in estimated tax depreciation and other property-related deductions recorded during the six months ended March 31, 2006.

Regulatory Matters

------------------------

A law became effective January 1, 2006, that authorizes the MoPSC to implement rules and tariff provisions through which rates can be adjusted between general rate case proceedings to reflect increases and decreases in certain costs and revenues. For gas utilities like Laclede Gas, these include rate adjustments to reflect revenue changes resulting from the impact of weather and conservation on customer usage and to reflect changes in the costs to comply with environmental laws, rules and regulations. Various parties have been meeting in an attempt to negotiate rules to implement these programs; however, to date, the MoPSC has only acted on a rule relating to the establishment of a fuel adjustment clause for electric utilities. While no rules have been implemented for gas utilities, the MoPSC has recently approved rate designs for two gas utilities that neutralize the effects of weather and conservation on utility margins.

On October 24, 2005, the Missouri Office of Public Counsel proposed an emergency amendment to the MoPSC’s Cold Weather Rule. Such rule governs the disconnection and reconnection practices of utilities during the winter heating season. On December 19, 2005, the MoPSC issued an Order approving certain changes to the rule to be effective between January 1 and March 31, 2006. These temporary rule changes were expected to increase utilities’ costs; however, the rule allows for incremental compliance costs to be deferred for consideration for future recovery in rates. Laclede Gas, along with other gas utilities, appealed the Order to the Cole County Circuit Court on the grounds that the rule failed to provide a separate and more definitive recovery mechanism for such costs. Although the Court declined to stay the Order, it did express serious concerns over the rule’s legality. On February 8, 2006, the Cole County Circuit Court held that the rule was unlawful and void because it did not make adequate provision for a cost recovery mechanism to address the revenue losses associated with implementing the rule. The MoPSC appealed the Court’s decision. On October 31, 2006, the Missouri Court of Appeals for the Western District issued its opinion reversing the judgment of the Cole County Circuit Court, upholding the lawfulness of the MoPSC’s emergency rule. Laclede Gas, along with other gas utilities, filed an application with the Court of Appeals on November 15, 2006, requesting that it rehear or transfer the appeal to the Missouri Supreme Court. On December 19, 2006, the Court of Appeals declined to rehear or transfer the appeal. On January 30, 2007, the Missouri Supreme Court declined to hear the case, effectively ending the Utility’s appeal. In the meantime, the MoPSC proposed a rulemaking on May 22, 2006, to permanently incorporate many of the changes to the Cold Weather Rule that were implemented on an emergency basis for the 2005-2006 heating season. A public hearing on the proposed rule was held on July 19, 2006, at which Laclede Gas and other gas utilities recommended revisions to the proposed rule, including a more definitive recovery mechanism for uncollectible expenses. On August 11, 2006, the MoPSC approved permanent modifications to the rule, including provisions to allow the Utility to obtain accounting authorizations and defer for future recovery the costs previously incurred with the emergency amendment as well as future costs of complying with the new permanent rule. In September 2006, pursuant to those provisions, the Utility deferred costs for future recovery associated with the emergency amendment and filed applications for the accounting authorizations provided for in the Rule. On October 31, 2006, pursuant to this Rule, the Utility filed for determination and subsequent recovery from customers of the deferred amount. On November 13, 2006, the MoPSC Staff (Staff) recommended that the MoPSC grant the accounting authorizations requested by Laclede Gas and ultimately determine and permit recovery of any deferred costs consistent with the terms of the permanent rule. On December 7, 2006, the Commission granted the accounting authorizations. In March 2007, the MoPSC approved the Company’s motion to consolidate the accounting authorization request with its pending rate case. The Utility has deferred costs for future recovery totaling approximately $4.8 million at March 31, 2007.

On December 29, 2005, the MoPSC Staff proposed a disallowance of approximately $3.3 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2004. Following technical conferences, the Staff subsequently reduced its proposed disallowance to $2.4 million. On January 4, 2007, the MoPSC Staff informed the Utility that the Staff further reduced its proposed disallowance by $0.3 million to approximately $2.1 million. Laclede Gas believes that the MoPSC Staff’s position lacks merit and vigorously opposed the adjustment in proceedings before the MoPSC on January 29, 2007. At the date of this filing, the MoPSC has not issued its ruling.

On November 3, 2006, the Utility made an ISRS filing with the Commission designed to increase revenues by an additional $1.9 million annually. On December 28, 2006, the MoPSC approved implementation of the Utility’s proposed ISRS filing to be effective January 2, 2007. On March 30, 2007, the Utility made an ISRS filing with the Commission designed to increase revenues by an additional $1.8 million annually. On April 5, 2007, the MoPSC suspended the effective date of the filing until July 28, 2007, pending Staff review. In the interim, the Utility will work with the parties toward resolution and implementation prior to the suspension date, if possible.

Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. Through the date of this report, the AMR system has been deployed to more than 627,000 customers, representing well over 90% of the customer population. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has approximately 40% of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff sought customer service accommodations for those customers with meters located inside their homes whose previous estimated bills will require adjustment to reflect actual usage. On May 11, 2006, the Missouri Office of Public Counsel also filed a complaint alleging that Laclede Gas billed customers for prior underestimated usage for a longer period of time than permitted by Commission rules. Laclede Gas filed responses generally denying the MoPSC Staff’s and Missouri Office of Public Counsel’s allegations. On November 7, 2006, Laclede Gas, the Missouri Office of Public Counsel, and other parties filed a Stipulation & Agreement that resolves certain issues raised in this case. The MoPSC Staff neither supported nor opposed the Stipulation. On December 21, 2006, the Commission approved the Stipulation & Agreement, dismissed the Missouri Office of Public Counsel’s complaint, and suspended Staff’s complaint, subject to Laclede’s compliance with the Stipulation & Agreement. The primary terms of the Stipulation & Agreement include the Utility’s provision of bill credits totaling approximately $0.5 million to customers who received billing adjustments reconciling undercharges for periods exceeding 12 months, a limit on future billing adjustments that reconcile undercharges to 12 months, and additional notices to customers concerning such billing adjustments. The Utility’s labor union representing field service workers, USW Local 11-6 (Union), has also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. On November 2, 2006, the MoPSC denied and dismissed one of these complaints. On December 11-12, 2006, the MoPSC held a hearing on the Union’s last remaining complaint. That hearing was completed on February 26, 2007. The Utility continues to believe that the Union’s allegations in the remaining case are without merit. At the date of this filing, the MoPSC has not issued its ruling.

On December 1, 2006, Laclede Gas filed tariff sheets that are designed to increase revenues by approximately $52.9 million annually, or 5.6%. Although the Utility’s filing requests an increase of $44.9 million in non-gas revenues, $1.8 million of that amount is already being paid by customers through the current ISRS, which would no longer be collected upon approval of the Utility’s rate request. In addition, Laclede Gas proposed to increase its PGA rates by $9.8 million in order to recover the gas cost portion of its bad debts through the PGA rather than through its non-gas distribution rates. The December 1 filing also proposes a comprehensive regulatory compact that includes: 1) a pilot program in which residential customers could lock in for a twelve-month period the cost per therm of gas included in their monthly bill; 2) a conservation program that would provide customers an opportunity to earn a rebate by conserving natural gas use during the peak winter heating months; 3) a three-year base rate moratorium; and 4) an Earnings Sharing Mechanism in which the Utility would share with its customers up to 90 percent of earnings in excess of its authorized return, depending on the level of earnings achieved, to the extent that the Utility would achieve any such additional earnings as a result of its efforts to make utility service more efficient and sell gas in markets outside of its traditional service territory. Finally,

Laclede Gas proposed several modifications to its weather mitigation rate design in order to better ensure the Utility’s recovery of its fixed costs. On December 13, 2006, the MoPSC suspended implementation of the Utility’s proposed rates until November 1, 2007 and set the case for hearing beginning on July 30, 2007.

On December 28, 2006, the MoPSC Staff proposed a disallowance of approximately $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005, largely on the same grounds as it has proposed regarding the disallowance of the Utility’s recovery of purchased gas cost applicable to fiscal 2004. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

At the federal level, Laclede Pipeline Company (Pipeline), a wholly-owned subsidiary of Laclede Group, filed a tariff with the Federal Energy Regulatory Commission (FERC) on March 1, 2006, requesting approval to transport liquefied petroleum gas (LPG) under the Interstate Commerce Act (ICA). Historically, Pipeline has supplied propane to Laclede Gas to supplement the Utility’s natural gas supplies during peak consumption periods. Prior to April 1, 2006, in various Utility rate proceedings over the years, the MoPSC approved Laclede Gas’ rates that were intended to include the recovery of Pipeline’s costs. Pipeline made the March 1 tariff filing due to changes in the types of transactions Pipeline conducts with third parties during those periods when Laclede Gas is not fully utilizing Pipeline’s capacity. The MoPSC filed a protest to Pipeline’s filing, to which Pipeline responded, and on March 31, 2006, the FERC accepted Pipeline’s tariff, effective April 1, 2006. On May 1, 2006, the MoPSC filed a request for rehearing of the FERC’s Order approving Pipeline’s tariff, and on May 31, 2006, the FERC issued a “tolling order” in connection with the MoPSC’s request for rehearing which extends the 30-day statutory time period for the FERC to rule on the MoPSC’s request. Pipeline is providing liquid propane transportation service to Laclede Gas pursuant to the newly approved FERC tariff and a new contractual arrangement between Pipeline and Laclede Gas. In accordance with the terms of that agreement, subject to further proceedings before the FERC, Laclede Gas is obligated to pay Pipeline approximately $1.0 million annually, at current rates, commencing April 1, 2006. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months’ notice.

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

Allowances for doubtful accounts – Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. The Utility’s provision for uncollectible accounts is dependent on the regulatory treatment provided for such costs. Beginning in fiscal 2006, the Utility is allowed to defer for future recovery certain costs associated with amendments to the Cold Weather Rule, as approved by the MoPSC.

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

Asset retirement obligations are recorded in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and FIN 47, “Accounting for Conditional Asset Retirement Obligations.” Asset retirement obligations are calculated using various assumptions related to the timing, method of settlement, inflation, and profit margins that third parties would demand to settle the future obligations. These assumptions require the use of judgment and estimates and may change in future periods as circumstances dictate. As authorized by the MoPSC, Laclede Gas accrues future removal costs associated with its property, plant and equipment through its depreciation rates, even if a legal obligation does not exist as defined by SFAS No. 143 and FIN 47. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognizable under SFAS No. 143 and FIN 47 is a timing difference between the recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, consistent with SFAS No. 71, these differences are deferred as Regulatory Liabilities.

For further discussion of significant accounting policies, see the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2006.

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

FINANCIAL CONDITION

Credit Ratings

------------------

As of March 31, 2007, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility	S&P	Moody’s	Fitch
Laclede Group Corporate Rating	A		A-
Laclede Gas First Mortgage Bonds	A	A3	A+
Laclede Gas Commercial Paper	A-1	P-2
Laclede Capital Trust I Trust Preferred Securities	A-	Baa3	BBB+

The Company has investment grade ratings, and believes that it will have adequate access to the financial markets to meet its capital requirements. These ratings remain subject to review and change by the rating agencies.

Cash Flows

---------------

The Company’s short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas, variations in the timing of collections of gas cost under the Utility’s PGA Clause, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year, and can cause significant variations in the Utility’s cash provided by or used in operating activities.

Net cash provided by operating activities for the six months ended March 31, 2007 was $114.0 million, compared with net cash used in operating activities of $40.7 million for the six months ended March 31, 2006. The variation is primarily attributable to differences in the timing of the collections of gas cost under the Utility’s PGA Clause and payments related to accounts payable, both of which were impacted by changes in the wholesale cost of natural gas.

Net cash used in investing activities for the six months ended March 31, 2007 was $27.8 million, compared with $36.3 million for the six months ended March 31, 2006. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash used in financing activities was $101.5 million for the six months ended March 31, 2007, compared with net cash provided by financing activities of $118.5 million for the six months ended March 31, 2006. The variation primarily reflects the repayment of short-term debt this year.

Liquidity and Capital Resources

----------------------------------------

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. Laclede Gas has lines of credit in place of $320 million, which expire in December 2010. The Utility had commercial paper aggregating to a maximum of $262 million at any one time during the quarter, with $117 million outstanding at March 31, 2007. The weighted average interest rate was 5.4% per annum on these short-term borrowings at March 31, 2007. A change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $1.2 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On March 31, 2007, total debt was 56% of total capitalization. For the twelve-months ending March 31, 2007, EBITDA was 3.10 times interest expense.

On March 20, 2007, Laclede Gas filed a shelf registration on Form S-3 with the Securities and Exchange Commission (SEC) for issuance of $350 million of securities, which filing became effective April 10, 2007. This filing also deregistered $65 million of securities under the Utility’s previous shelf registration statement. The full amount of this new shelf registration remains available to Laclede Gas at this time. Effective March 6, 2007, the Utility has authority from the MoPSC to issue up to $500 million in first mortgage bonds, unsecured debt, and equity securities. In March 2007, pursuant to this authority, the Utility sold 55 shares of its common stock to Laclede Group for approximately $1.9 million, leaving $498.1 million remaining under this authorization as of the date of this filing. The amount, timing and type of additional financing to be issued will depend on cash requirements and market conditions.

At March 31, 2007, Laclede Gas had fixed-rate long-term debt, including current obligations, totaling $350 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3 with the SEC, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of March 31, 2007. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit, expiring in August 2008, to meet the short-term liquidity needs of its subsidiaries. These lines of credit have a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization, giving a 50% debt weighting to the subordinated debt issued to an unconsolidated affiliated trust. The ratio stood at 52% on March 31, 2007. These lines have been used to provide letters of credit on behalf of SM&P, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. At March 31, 2007, letters of credit provided on behalf of SM&P totaled $1.9 million. Since that date, an additional $0.9 million were provided bringing the total to $2.8 million. There were no borrowings under Laclede Group’s lines during the quarter.

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2011. At March 31, 2007, the maximum guarantees under these leases are approximately $1.8 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At March 31, 2007, the carrying value of the liability recognized for these guarantees was approximately $0.3 million.

SM&P has several operating leases, the aggregate annual cost of which is approximately $8.9 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $20.7 million. In the event Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $15.9 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $25.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2007. Since that date, Laclede Group issued an additional $1.0 million guarantee on behalf of LER, bringing the total to $26.0 million. No amounts have been recorded for these guarantees in the financial statements.

Utility capital expenditures were $26.1 million for the six months ended March 31, 2007, compared with $30.3 million for the same period last year. Non-utility capital expenditures were $1.1 million for the six months ended March 31, 2007, compared with $1.9 million for the same period last year.

Consolidated capitalization at March 31, 2007, excluding current obligations of long-term debt and preferred stock, consisted of 54.7% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, 5.9% long-term debt to unconsolidated affiliate trust, and 39.3% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at March 31, 2007 and at September 30, 2006, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Liabilities, and Delayed and Advance Customer Billings. The Consolidated Balance Sheet at March 31, 2006 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

Contractual Obligations

------------------------------

As of March 31, 2007, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2007	Fiscal Years 2008-2009	Fiscal Years 2010-2011	2012 and thereafter
Long-Term Debt (a)	$901.9	$13.0	$87.6	$70.4	$730.9
Capital Leases	—	—	—	—	—
Operating Leases (b)	17.7	3.4	9.5	3.4	1.4
Purchase Obligations – Natural Gas (c)	450.6	297.1	131.2	17.5	4.8
Purchase Obligations – Other (d)	116.9	7.4	17.8	14.8	76.9
Other Long-Term Liabilities	—	—	—	—	—
Total (e)	$1,487.1	$320.9	$246.1	$106.1	$814.0

(a)	Long-term debt obligations reflect principal maturities and interest payments.
(b)

Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)

These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using March 31, 2007 New York Mercantile Exchange (NYMEX) futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e)

Commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $0.4 million during the remainder of fiscal year 2007. Laclede Gas anticipates a $0.2 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2007. With regard to postretirement benefits, the Company anticipates Laclede Gas will contribute $5.2 million to the qualified trusts and $0.2 million directly to participants from Laclede Gas’ funds during the rest of fiscal 2007. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pensions and Postretirement Benefits, of the Notes to Consolidated Financial Statements.

Market Risk

----------------

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas financial instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At March 31, 2007, the Utility held approximately 18.2 million MMBtu of futures contracts at an average price of $7.88 per MMBtu. Additionally, approximately 5.3 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2008.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At March 31, 2007, LER’s unmatched positions are not material to Laclede Group’s financial position or results of operations.

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

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the “Market Risk” subsection in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 32 of this report.

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

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 8 to the Consolidated Financial Statements on page 17. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, on page 26 of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2007, the Board of Directors of Laclede Gas approved the sale of 55 shares of Laclede Gas common stock to Laclede Group at a price per share equal to the book value at December 31, 2006. The proceeds from the sale, totaling approximately $1.9 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of The Laclede Group was held on January 25, 2007. Below are the matters voted upon at the meeting.

The following individuals were elected to the Board of Directors of The Laclede Group:

Director	Votes in Favor	Votes Against
Anthony V. Leness	18,255,261	240,598
Brenda D. Newberry	18,240,439	255,420
Mary Ann VanLokeren	18,240,348	255,511
Douglas H. Yaeger	18,105,812	390,047

The other matters received the following votes:

Proposal	Votes In Favor	Votes Against	Abstain
Ratify appointment of Deloitte & Touche LLP as independent auditors for fiscal year 2007	18,152,734	240,268	102,857

Item 6. Exhibits

(a)	See Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	April 24, 2007	By:	/s/ Barry C. Cooper
Barry C. Cooper
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	April 24, 2007	By:	/s/ Barry C. Cooper
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