Form 10-Q
period 2007-06-30
LACLEDE GROUP INC; LACLEDE GAS CO
filed 2007-07-27
CIK 1126956, 57183

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter and Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

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

The Laclede Group, Inc.:	Large accelerated filer	[ ]	Accelerated filer	[ X ]	Non-accelerated filer	[ ]

Laclede Gas Company:	Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	July 27, 2007
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	21,633,811
Laclede Gas Company:	Common Stock ($1.00 Par Value)	10,279 *

* 100% owned by The Laclede Group, Inc.

TABLE OF CONTENTS	Page No.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

The Laclede Group, Inc.:
Statements of Consolidated Income	4
Statements of Consolidated Comprehensive Income	5
Consolidated Balance Sheets	6-7
Statements of Consolidated Cash Flows	8
Notes to Consolidated Financial Statements	9-20

Laclede Gas Company:
Statements of Income	Ex. 99.1, p. 1
Balance Sheets	Ex. 99.1, p. 2-3
Statements of Cash Flows	Ex. 99.1, p. 4
Notes to Financial Statements	Ex. 99.1, p. 5-11

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (The Laclede Group, Inc.)	21-33
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Laclede Gas Company)	Ex. 99.1, p. 12-22

Item 3 Quantitative and Qualitative Disclosures About Market Risk	34

Item 4 Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	35

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6 Exhibits	35

SIGNATURES – The Laclede Group, Inc.	36

SIGNATURES – Laclede Gas Company	37

INDEX TO EXHIBITS	38

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

Item 1. Financial Statements

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2007	2006	2007	2006

Operating Revenues:
Regulated
Gas distribution	$185,696	$148,690	$1,027,777	$1,049,374
Non-Regulated
Services	51,707	50,417	118,270	116,434
Gas marketing	218,771	130,372	548,088	559,437
Other	1,753	1,063	4,187	3,312
Total Operating Revenues	457,927	330,542	1,698,322	1,728,557
Operating Expenses:
Regulated
Natural and propane gas	121,490	90,305	746,589	773,732
Other operation expenses	29,283	31,029	99,779	101,898
Maintenance	5,830	5,480	17,488	15,735
Depreciation and amortization	8,565	8,275	25,630	22,536
Taxes, other than income taxes	13,360	14,014	60,467	62,911
Total regulated operating expenses	178,528	149,103	949,953	976,812
Non-Regulated
Services	43,806	44,153	114,920	114,063
Gas marketing	212,948	124,599	531,497	535,945
Other	1,305	1,406	3,478	3,108
Total Operating Expenses	436,587	319,261	1,599,848	1,629,928
Operating Income	21,340	11,281	98,474	98,629
Other Income and (Income Deductions) – Net	1,029	1,385	5,403	3,849
Interest Charges:
Interest on long-term debt	5,626	5,417	16,877	16,703
Interest on long-term debt to unconsolidated
affiliate trust	894	894	2,680	2,680
Other interest charges	1,825	2,589	8,199	7,753
Total Interest Charges	8,345	8,900	27,756	27,136
Income Before Income Taxes	14,024	3,766	76,121	75,342
Income Tax Expense	4,752	1,026	26,920	25,480
Net Income	9,272	2,740	49,201	49,862
Dividends on Redeemable Preferred Stock –
Laclede Gas	10	12	33	37
Net Income Applicable to Common Stock	$9,262	$2,728	$49,168	$49,825

Average Number of Common Shares Outstanding	21,478	21,269	21,434	21,230

Basic Earnings Per Share of Common Stock	$.43	$.13	$2.29	$2.35

Diluted Earnings Per Share of Common Stock	$.43	$.13	$2.29	$2.34

Dividends Declared Per Share of Common Stock	$.365	$.355	$1.095	$1.055

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2007	2006	2007	2006

Net Income Applicable to Common Stock	$9,262	$2,728	$49,168	$49,825
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative
instruments:
Net hedging gain arising during period	5,194	2,656	3,222	10,566
Reclassification adjustment for (gains) losses
included in net income	(2,464)	(2,703)	(4,384)	3,432
Net unrealized gains (losses) on cash flow hedging
derivative instruments	2,730	(47)	(1,162)	13,998
Other Comprehensive Income (Loss), Before Tax	2,730	(47)	(1,162)	13,998
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income (Loss)	1,055	(18)	(449)	5,408
Other Comprehensive Income (Loss), Net of Tax	1,675	(29)	(713)	8,590
Comprehensive Income	$10,937	$2,699	$48,455	$58,415

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands)	2007	2006	2006

ASSETS
Utility Plant	$1,176,954	$1,149,104	$1,135,936
Less: Accumulated depreciation and amortization	392,250	385,277	382,684
Net Utility Plant	784,704	763,827	753,252
Goodwill	33,595	33,595	28,124

Non-utility property	11,470	13,362	11,563
Other investments	45,042	42,731	42,201
Other Property and Investments	56,512	56,093	53,764

Current Assets:
Cash and cash equivalents	36,365	50,778	31,906
Accounts receivable:
Gas Customers – billed and unbilled	104,038	91,519	102,277
Other	109,916	84,728	80,377
Allowances for doubtful accounts	(15,627)	(13,105)	(14,923)
Delayed customer billings	11,621	—	11,606
Inventories:
Natural gas stored underground at LIFO cost	55,301	137,476	57,567
Propane gas at FIFO cost	19,950	19,385	19,385
Materials, supplies, and merchandise at avg. cost	5,656	5,973	5,449
Derivative instrument assets	23,379	19,117	14,698
Unamortized purchased gas adjustments	13,387	44,381	10,967
Deferred income taxes	6,255	—	5,056
Prepayments and other	29,060	19,594	26,683
Total Current Assets	399,301	459,846	351,048

Deferred Charges:
Prepaid pension cost	55,101	65,794	70,271
Regulatory assets	168,458	185,644	185,868
Other	6,223	5,361	5,482
Total Deferred Charges	229,782	256,799	261,621
Total Assets	$1,503,894	$1,570,160	$1,447,809

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands, except share amounts)	2007	2006	2006

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 21,605,135,
21,361,639, and 21,331,355 shares issued, respectively)	$21,605	$21,362	$21,331
Paid-in capital	134,277	127,125	125,754
Retained earnings	276,052	250,495	258,914
Accumulated other comprehensive income	2,942	3,655	887
Total common stock equity	434,876	402,637	406,886
Redeemable preferred stock (less current sinking fund
requirements) – Laclede Gas	627	787	787
Long-term debt to unconsolidated affiliate trust	46,400	46,400	46,400
Long-term debt (less current portion) – Laclede Gas	309,101	349,041	349,021
Total Capitalization	791,004	798,865	803,094

Current Liabilities:
Notes payable	102,100	207,300	123,200
Accounts payable	128,566	103,274	93,693
Advance customer billings	—	31,443	—
Current portion of long-term debt and preferred stock	40,160	159	159
Wages and compensation accrued	15,690	14,885	17,973
Dividends payable	7,951	7,662	7,648
Customer deposits	17,322	16,833	17,722
Interest accrued	6,595	10,464	5,914
Taxes accrued	30,226	15,026	17,975
Deferred income taxes	—	7,049	—
Other	16,131	16,787	20,216
Total Current Liabilities	364,741	430,882	304,500

Deferred Credits and Other Liabilities:
Deferred income taxes	234,589	232,148	233,369
Unamortized investment tax credits	4,259	4,437	4,515
Pension and postretirement benefit costs	20,471	20,302	23,980
Asset retirement obligations	25,899	26,018	—
Regulatory liabilities	37,100	33,182	54,792
Other	25,831	24,326	23,559
Total Deferred Credits and Other Liabilities	348,149	340,413	340,215
Total Capitalization and Liabilities	$1,503,894	$1,570,160	$1,447,809

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
(Thousands)	2007	2006

Operating Activities:
Net Income	$49,201	$49,862
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, amortization and accretion	28,879	25,450
Deferred income taxes and investment tax credits	(20,124)	18,322
Other – net	1,529	1,323
Changes in assets and liabilities:
Accounts receivable – net	(35,185)	(11,087)
Unamortized purchased gas adjustments	30,994	20,294
Deferred purchased gas costs	38,022	(115,856)
Accounts payable	25,292	(44,711)
Delayed customer billings – net	(43,064)	(42,294)
Taxes accrued	15,200	(5,575)
Natural gas stored underground	82,175	102,076
Other assets and liabilities	(20,894)	30,218
Net cash provided by operating activities	$152,025	$28,022

Investing Activities:
Capital expenditures	(43,020)	(46,706)
Other investments	(131)	(3,372)
Net cash used in investing activities	$(43,151)	$(50,078)

Financing Activities:
Issuance of first mortgage bonds	—	55,000
Maturity of first mortgage bonds	—	(40,000)
Issuance (repayment) of short-term debt – net	(105,200)	52,595
Dividends paid	(23,343)	(22,225)
Issuance of common stock	5,353	3,215
Preferred stock reacquired	(159)	(63)
Other	62	(573)
Net cash (used in) provided by financing activities	$(123,287)	$47,949

Net (Decrease) Increase in Cash and Cash Equivalents	$(14,413)	$25,893
Cash and Cash Equivalents at Beginning of Period	50,778	6,013
Cash and Cash Equivalents at End of Period	$36,365	$31,906

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$30,731	$31,118
Income taxes	20,418	10,325

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at June 30, 2007 and 2006, for the Utility, were $7.2 million and $9.2 million, respectively. The amount of accrued unbilled revenue at September 30, 2006 was $13.8 million.

GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended June 30, 2007 and 2006 were $8.1 million, and $8.4 million, respectively. Amounts recorded in Regulated Gas Distribution Operating Revenues for the nine months ended June 30, 2007 and 2006 were $46.9 million, and $48.6 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes Other Than Income line.

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

During the nine months ended June 30, 2007, the Company awarded 59,000 shares of performance-contingent restricted stock to executives at a weighted average fair value of $34.95 per share with a three-year performance period ending September 30, 2009. All, or a portion, of these shares will vest in November 2009 depending upon the attainment of certain levels of earnings and dividend growth performance goals. For shares that do not vest, no compensation cost is recognized and any previously recognized compensation cost is reversed. The weighted average fair value of performance-contingent restricted stock awarded during the nine months ended June 30, 2006 was $30.46 per share. For restricted stock awards, the Company holds the certificates for restricted stock until the shares vest. In the interim, the participants receive full dividends and voting rights.

During the nine months ended June 30, 2007, the Company awarded 8,350 shares of restricted stock to non-employee directors at a weighted average fair value of $32.74 per share. The weighted average fair value of restricted stock awarded to non-employee directors during the nine months ended June 30, 2006 was $31.54 per share. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim the participants receive full dividends and voting rights.

During the nine months ended June 30, 2007, the Company granted 115,500 non-qualified stock options to employees at an exercise price of $34.95 per share. The stock options vest one-fourth each year for four years after the date of the grant, beginning November 3, 2007, and have a ten-year contractual term. The weighted average fair value of options granted during the nine months ended June 30, 2007 and 2006 is $8.07 per option and $6.80 per option, respectively.

Restricted stock activity for the quarter ended June 30, 2007 is presented below:

		Weighted Average Grant Date Fair Value
	Shares

Nonvested at March 31, 2007	119,000	$32.84

Granted	-	$-
Vested	-	$-
Forfeited	-	$-

Nonvested at June 30, 2007	119,000	$32.84

Stock option activity for the quarter ended June 30, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at March 31, 2007	649,550	$30.00

Granted	-	$-
Exercised	(2,450)	$27.28
Forfeited	(2,500)	$32.19

Outstanding at June 30, 2007	644,600	$30.00	7.4	$1,561

Fully Vested and Expected to Vest
at June 30, 2007	619,706	$29.93	7.3	$1,534

Exercisable at June 30, 2007	288,975	$27.77	6.5	$1,187

Exercise prices of options outstanding at June 30, 2007 range from $23.27 to $34.95. During the nine months ended June 30, 2007, cash received from the exercise of stock options was $2.8 million, the intrinsic value of the options exercised was $0.7 million and the related actual tax benefit realized was $0.3 million. During the nine months ended June 30, 2006, cash received from the exercise of stock options was $0.5 million, the intrinsic value of the options exercised was $0.2 million and the related actual tax benefit realized was $63,000. The total fair value of restricted stock vested during the nine months ended June 30, 2007 was $83,000 and the related actual tax benefit realized was $32,000. The total fair value of restricted stock vested during the nine months ended June 30, 2006 was $87,000 and the related actual tax benefit realized was $34,000. The Company issues new shares to satisfy employee restricted stock awards and stock option exercises. Shares for non-employee directors are purchased on the open market. The closing price of the Company’s common stock was $31.88 at June 30, 2007.

Total compensation cost that has been charged against net income for share-based compensation arrangements was $0.4 million and $1.4 million for the quarter and nine months ended June 30, 2007, respectively, and $0.3 million and $0.9 million for the quarter and nine months ended June 30, 2006, respectively. Compensation cost capitalized as part of fixed assets was $0.1 million for the quarter ended June 30, 2007 and $0.4 million for the nine months ended June 30, 2007. Compensation cost capitalized as part of fixed assets was $0.1 million for the quarter ended June 30, 2006 and $0.3 million for the nine months ended June 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $0.2 million and $0.6 million for the quarter and nine months ended June 30, 2007, respectively, and approximately $0.1 million and $0.3 million for the quarter and nine months ended June 30, 2006, respectively. As of June 30, 2007, there was $4.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (options and restricted stock). That cost is expected to be recognized over a weighted average period of 2.4 years.

The fair value of restricted stock awards was estimated using the closing price of the Company’s common stock on the grant date. The fair value of the options granted during the nine months ended June 30, 2007 and June 30, 2006 was estimated at the date of grant using a binomial option-pricing model based on the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on U.S. Treasury yields at the grant date. The expected life of options is based on generalized expectations regarding the behavior of option holders since the Company’s experience is not yet sufficient to develop an assumption specific to its employees.

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2007	2006
Risk free interest rate	4.60%	4.60%
Expected dividend yield of stock	4.20%	4.50%
Expected volatility of stock	25.00%	25.00%
Expected life of option	96 months	96 months

NEW ACCOUNTING STANDARDS – In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” This Statement replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented as an adjustment to the balances of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error and a change in accounting estimate. Adoption of SFAS No. 154 on October 1, 2006 had no effect on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.” SFAS No. 155 permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Adoption of SFAS No. 155 on October 1, 2006 had no effect on the Company’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement amends FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (revised 2003), “Employers’ Disclosure About Pensions and Other Postretirement Benefits.” Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Prior accounting standards allowed an employer to delay recognition of certain economic events that affected the costs of providing postretirement benefits and to disclose the overfunded or underfunded status of a plan in the notes to the financial statements. This Statement eliminates the delayed recognition of actuarial gains and losses and the prior service costs and credits that arise during the period and requires employers to recognize these items as components of other comprehensive income, net of tax. Laclede Group will be required to initially recognize the funded status of its defined benefit postretirement plans and provide the disclosures required by this Statement as of the end of the fiscal year 2007. The Statement also requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position. This requirement will be effective for the Company as of the end of fiscal year 2009. The amounts of pension and postretirement costs recognized by Laclede Gas are dependent upon the regulatory treatment provided for such costs. Although the Company is currently evaluating the effect of this new standard, it is expected that adoption of this standard will not have any effect on the Company’s Statements of Consolidated Income. However, adoption of this standard will materially affect the Consolidated Balance Sheets. It is anticipated that the most significant effects of adoption will be a substantial decrease to our asset for Prepaid Pension Costs and a substantial increase to our liability for Pension and Postretirement Benefit Costs, in conjunction with a corresponding increase to Regulatory Assets.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Financial Statements-Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective in fiscal year 2007. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” This Issue addresses how an entity should recognize the tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123(R). The Task Force reached a consensus that such tax benefits should be recognized as an increase in additional paid-in capital. This EITF Issue also addresses how the accounting for these tax benefits is affected if an entity’s estimate of forfeitures changes in subsequent periods. This EITF Issue is effective for Laclede Group as of the beginning of fiscal year 2009. The Company is currently evaluating the provisions of this EITF Issue.

2.	EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. Shares attributable to stock options are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. For the quarter and nine months ended June 30, 2007, 207,500 and 114,500 shares, respectively, attributable to antidilutive outstanding stock options were excluded from the calculation of diluted earnings per share. For both the quarter and nine months ended June 30, 2006, 100,500 outstanding stock options were excluded. Performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. For both the quarter and nine months ended June 30, 2007, 110,000 shares of nonvested performance-contingent restricted stock were excluded from the calculation of diluted earnings per share. For both the quarter and nine months ended June 30, 2006, 51,000 shares were excluded.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2007	2006	2007	2006

Basic EPS:
Net Income Applicable to Common Stock	$9,262	$2,728	$49,168	$49,825

Weighted Average Shares Outstanding	21,478	21,269	21,434	21,230
Earnings Per Share of Common Stock	$.43	$.13	$2.29	$2.35

Diluted EPS:
Net Income Applicable to Common Stock	$9,262	$2,728	$49,168	$49,825

Weighted Average Shares Outstanding	21,478	21,269	21,434	21,230
Dilutive Effect of Employee Stock Options
and Restricted Stock	41	44	49	36
Weighted Average Diluted Shares	21,519	21,313	21,483	21,266

Earnings Per Share of Common Stock	$.43	$.13	$2.29	$2.34

3.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee’s compensation during the highest three years of the last ten years of employment. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds.

Pension costs for the quarters ending June 30, 2007 and 2006 were $1.4 million and $1.3 million, respectively. Pension costs for the nine months ended June 30, 2007 and 2006 were $4.1 million and $4.0 million, respectively. These costs include amounts capitalized with construction activities.

The net periodic pension costs include the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2007	2006	2007	2006

Service cost – benefits earned
during the period	$3,106	$3,690	$9,317	$11,070
Interest cost on projected
benefit obligation	4,482	4,176	13,447	12,528
Expected return on plan assets	(5,074)	(5,196)	(15,222)	(15,588)
Amortization of prior service cost	284	294	851	882
Amortization of actuarial loss	920	1,728	2,761	5,184
Sub-total	3,718	4,692	11,154	14,076
Loss on lump sum settlement	—	—	945	—
Regulatory adjustment	(2,364)	(3,354)	(8,037)	(10,062)
Net pension cost	$1,354	$1,338	$4,062	$4,014

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump sum payments recognized as settlements during the nine months ended June 30, 2007 were $2.8 million. No lump sum payments were recognized as settlements during the nine months ended June 30, 2006.

Pursuant to a MoPSC Order, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains or losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an allowance of $4.1 million annually. The difference between this amount and pension expense as calculated pursuant to the above and included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or liability.

SM&P maintains a non-qualified, defined benefit plan with four participants that was frozen to new participants in 2002. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan is not material.

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The unrecognized transition obligation is being amortized over 20 years. Postretirement benefit costs for the quarters ended June 30, 2007 and 2006 were $2.0 million and $2.2 million, respectively. Postretirement benefit costs for the nine months ended June 30, 2007 were $5.9 million, compared with $6.6 million for the same period last year. These costs include amounts capitalized with construction activities.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2007	2006	2007	2006

Service cost – benefits earned
during the period	$1,016	$996	$3,047	$2,988
Interest cost on accumulated
postretirement benefit obligation	899	739	2,699	2,219
Expected return on plan assets	(430)	(339)	(1,292)	(1,018)
Amortization of transition obligation	34	82	102	245
Amortization of prior service cost	(582)	(9)	(1,746)	(27)
Amortization of actuarial loss	811	318	2,434	955
Regulatory adjustment	222	428	668	1,285
Net postretirement benefit cost	$1,970	$2,215	$5,912	$6,647

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

Pursuant to a MoPSC Order, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains and losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the postretirement benefit costs is based on an alternative methodology for amortization of unrecognized gains and losses as ordered by the MoPSC. The difference between this amount and postretirement benefit expense as calculated pursuant to the above is deferred as a regulatory asset or liability.

4.	FINANCIAL INSTRUMENTS

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed-price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At June 30, 2007, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

Settled and open futures positions were as follows at June 30, 2007:

	Position Month	MMBtu (millions)	Average Price per MMBtu
Settled short positions	July 2007	.26	$7.92
Settled long positions	July 2007	.31	6.87

Open short futures positions	August 2007	1.0	8.01
	September 2007	1.0	8.36
	October 2007	.71	8.48
	November 2007	.61	8.87
	December 2007	.01	9.47
	January 2008	.54	9.92
	February 2008	.05	9.94
	April 2008	1.57	8.38
Open long futures positions	October 2007	.20	8.13

The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income (Loss), a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. Pre-tax net unrealized gains on cash flow hedging derivative instruments at June 30, 2007 were $6.2 million. It is expected that approximately $3.4 million of pre-tax net unrealized gains on cash flow hedging derivative instruments at June 30, 2007 will be reclassified into the Consolidated Statement of Income during the remainder of fiscal 2007. The remainder, approximately $2.8 million of pre-tax net unrealized gains, are expected to be reclassified during fiscal 2008. The ineffective portions of these hedge instruments are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $0.5 million for the quarter ended June 30, 2007. The net amount of ineffectiveness recognized for the nine months ended June 30, 2007 was not material. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $0.4 million for the quarter ended June 30, 2006 and $0.9 million for the nine months ended June 30, 2006. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5.	INCOME TAXES

Income tax expense for the first quarter of fiscal 2006 included a reduction in income tax expense of approximately $0.9 million for a change in estimated tax depreciation and other property-related deductions.

6.	OTHER INCOME AND INCOME DEDUCTIONS – NET

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2007	2006	2007	2006

Allowance for funds used during construction	$(2)	$(5)	$(18)	$(42)
Other income	1,213	1,623	4,994	4,358
Other income deductions	(182)	(233)	427	(467)
Other income and (income deductions) – net	$1,029	$1,385	$5,403	$3,849

The increase in Other income and income deductions – net for the nine months ended June 30, 2007, compared with the nine months ended June 30, 2006, was due to increased investment income, higher interest income, and other minor variations, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs. Such carrying costs are recovered through the Utility’s Purchased Gas Adjustment (PGA) Clause.

7.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten other counties in eastern Missouri. The Non-Regulated Services segment includes the results of SM&P, an underground facilities locating and marking business operating in ten Midwestern and Southwestern states. The underground facility locating industry remains competitive with many contracts subject to termination on short-term notice. Also, SM&P’s customers are concentrated primarily in the utility and telecommunications sectors. Additionally, SM&P’s results can be influenced by seasonality and trends in the construction sector. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Non-Regulated Other includes the transportation of liquid propane, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to LER, services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns, respectively.

			Non-
	Regulated	Non-	Regulated	Non-
	Gas	Regulated	Gas	Regulated
(Thousands)	Distribution	Services	Marketing	Other	Eliminations	Consolidated
Three Months Ended
June 30, 2007
Revenues from external
customers	$168,673	$51,558	$213,036	$1,493	$—	$434,760
Intersegment revenues	17,023	149	5,735	260	—	23,167
Total operating revenues	185,696	51,707	218,771	1,753	—	457,927
Net income applicable
to common stock	846	4,270	3,854	292	—	9,262
Total assets	1,288,098	79,136	130,417	78,208	(71,965)	1,503,894

Nine Months Ended
June 30, 2007
Revenues from external
customers	$992,383	$117,930	$508,561	$3,408	$—	$1,622,282
Intersegment revenues	35,394	340	39,527	779	—	76,040
Total operating revenues	1,027,777	118,270	548,088	4,187	—	1,698,322
Net income applicable
to common stock	37,214	403	10,971	580	—	49,168
Total assets	1,288,098	79,136	130,417	78,208	(71,965)	1,503,894

Three Months Ended
June 30, 2006
Revenues from external
customers	$143,215	$50,273	$121,031	$803	$—	$315,322
Intersegment revenues	5,475	144	9,341	260	—	15,220
Total operating revenues	148,690	50,417	130,372	1,063	—	330,542
Net income (loss) applicable
to common stock	(4,098)	3,246	3,685	(105)	—	2,728
Total assets	1,273,520	74,075	80,097	62,440	(42,323)	1,447,809

Nine Months Ended
June 30, 2006
Revenues from external
customers	$1,028,355	$116,123	$516,921	$2,508	$—	$1,663,907
Intersegment revenues	21,019	311	42,516	804	—	64,650
Total operating revenues	1,049,374	116,434	559,437	3,312	—	1,728,557
Net income (loss) applicable
to common stock	35,066	(159)	14,653	265	—	49,825
Total assets	1,273,520	74,075	80,097	62,440	(42,323)	1,447,809

8.	COMMITMENTS AND CONTINGENCIES

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

With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall cost of these actions will be approximately $2.4 million. As of June 30, 2007, Laclede Gas has paid or reserved for the cost of these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former MGP site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides potential opportunities to minimize the cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri (City). The City has been exploring development options for the site and has announced publicly the selection of a developer with whom it will attempt to negotiate a final site development contract. In light of the City’s announcement, Laclede Gas continues to evaluate options concerning this site. Laclede Gas currently estimates the cost of site investigations, agency oversight and related legal and engineering consulting to be approximately $650,000. Laclede Gas has paid or reserved for the cost of these actions. Laclede Gas has requested that other former site owners and operators share in these costs. One party has agreed to participate and has reimbursed Laclede Gas to date for $190,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties to the extent practicable.

Laclede Gas has been advised that a third former MGP site may require remediation. Laclede Gas does not currently own this site and has not owned it for many years. At this time, it is not known whether Laclede Gas will incur any costs in connection with environmental investigations of or remediation at the site, and if it does incur any such costs, what the amount of those costs would be.

While the amount of future costs relative to the actions Laclede Gas has taken at the Shrewsbury site pursuant to the current agreement with state and federal regulators may not be significant, the amount of costs relative to future remedial actions regulators may require at the Shrewsbury site and at the other sites is unknown and may be material.

Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the three MGP sites identified above. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas is currently holding discussions with the insurers regarding potential reimbursement from them. In June 2007, Laclede Gas received a settlement payment from one insurer in exchange for a release of claims against that insurer. In June 2005, an outside consultant retained by Laclede Gas completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from each insurer to the Company of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor and remediate these MGP sites from $5.8 million to $36.3 million. This analysis was based upon then currently available facts, technology, and laws and regulations. The actual costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay and any insurance recoveries. Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. As of the date of this report, Laclede Gas has recorded all such costs. However, it is possible that future events may require some level of additional remedial activities that, in turn, would require Laclede Gas to record additional costs.

Laclede Gas enrolled a parcel of property located in the City of St. Louis in the VCP pursuant to an agreement to sell such parcel to a third party. The sale was completed January 8, 2007. Under the terms of the agreement, any costs relative to future investigations or remedial actions regulators may require shall be borne by the third-party buyer. Laclede Gas does not anticipate incurring any material costs in connection with this site.

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

Laclede Group and NiSource further agreed to submit determination of their respective rights and obligations under the Stock Purchase Agreement concerning wage and hour claims, including settlement payments and the attorneys’ fees and related expenses incurred to defend those claims, to an expedited binding arbitration procedure. The arbitration hearing was held on September 17-20, 2006. On September 28, 2006, the arbitration panel rendered a decision awarding Laclede Group a portion of the settlement payment made to the plaintiffs, as well as all legal fees and litigation expenses directly related to the collective action. NiSource made payment to Laclede Group in accordance with the arbitration panel’s decision. Accordingly, in the quarter ended September 30, 2006, SM&P reversed a portion of the previously recorded pre-tax expense totaling $1.3 million to reflect the net amount awarded to Laclede Group in the arbitration proceeding. On October 20, 2006, NiSource submitted a reconsideration request to the arbitration panel seeking to reduce the amount awarded by the arbitration panel by approximately $0.3 million. Laclede Group submitted a letter opposing reconsideration. On November 15, 2006, the arbitration panel issued an Order clarifying its September 28, 2006 decision, and reduced Laclede Group’s award by the amount requested by NiSource. On December 28, 2006, Laclede Group filed a complaint in Federal District Court for the Southern District of Indiana requesting a court order confirming the final arbitration award as originally issued on September 28, 2006, or alternatively, vacating the November 15, 2006 reduced award. Laclede Group contends that the panel did not have the legal authority to modify the September 28, 2006 award. On July 24, 2007, the court issued an order denying Laclede Group’s request to confirm the original September 28, 2006 arbitration award and vacate the November 15, 2006 revised award. Management is currently considering its legal options in light of the court’s order. Notwithstanding the outcome of such consideration, the court’s order or the ultimate resolution of this matter, will not have a material adverse effect on the consolidated financial position and results of operations of Laclede Group in future periods.

On December 29, 2005, the MoPSC Staff proposed a disallowance of approximately $3.3 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2004. Following technical conferences, the Staff subsequently reduced its proposed disallowance to $2.4 million. On January 4, 2007, the MoPSC Staff informed the Utility that the Staff further reduced its proposed disallowance by $0.3 million to approximately $2.1 million. Laclede Gas believed that the MoPSC Staff’s position lacked merit and vigorously opposed the adjustment in proceedings before the MoPSC on January 29, 2007. On June 28, 2007, the MoPSC issued an order rejecting the MoPSC Staff’s proposed disallowance and declaring that the Company was not imprudent with respect to the particular gas purchasing practice questioned by the MoPSC Staff. This case is now closed.

Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. Through the date of this report, the AMR system has been deployed to more than 650,000 customers, representing well over 96% of the customer population. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has approximately 40% of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff sought customer service accommodations for customers whose previous estimated bills will require adjustment to reflect actual usage. On May 11, 2006, the Missouri Office of Public Counsel also filed a complaint alleging that Laclede Gas billed customers for prior underestimated usage for a longer period of time than permitted by Commission rules. Laclede Gas filed responses generally denying the MoPSC Staff’s and Missouri Office of Public Counsel’s allegations. On November 7, 2006, Laclede Gas, the Missouri Office of Public Counsel, and other parties filed a Stipulation & Agreement that resolves certain issues raised in this case. The MoPSC Staff neither supported nor opposed the Stipulation. On December 21, 2006, the Commission approved the Stipulation & Agreement, dismissed the Missouri Office of Public Counsel’s complaint, and suspended Staff’s complaint, subject to Laclede’s compliance with the Stipulation & Agreement. The primary terms of the Stipulation & Agreement include the Utility’s provision of bill credits totaling approximately $0.5 million to customers who received billing adjustments reconciling undercharges for periods exceeding 12 months, a limit on future billing adjustments that reconcile undercharges to 12 months, and additional notices to customers concerning such billing adjustments. The Utility’s labor union representing field service workers, USW Local 11-6 (Union), has also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. On November 2, 2006, the MoPSC denied and dismissed one of these complaints. On December 11-12, 2006, the MoPSC held a hearing on the Union’s last remaining complaint. That hearing was completed on February 26, 2007. On June 22, 2007, the MoPSC issued an order denying the Union’s remaining complaint and dismissing the case. This case is now closed.

On December 28, 2006, the MoPSC Staff proposed a disallowance of approximately $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005, largely on the same grounds as it had proposed regarding the disallowance of the Utility’s recovery of purchased gas cost applicable to fiscal 2004. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

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

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At June 30, 2007, the maximum guarantees under these leases are approximately $2.0 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At June 30, 2007, the carrying value of the liability recognized for these guarantees was approximately $0.3 million.

SM&P has several operating leases, the aggregate annual cost of which is approximately $8.8 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $18.8 million. In the event Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $14.8 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $29.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2007. Since that date, Laclede Group issued an additional $1.0 million guarantee on behalf of LER, and $2.0 million expired, bringing the total to $28.0 million. No amounts have been recorded for these guarantees in the financial statements.

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

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

•	weather conditions and catastrophic events, particularly severe weather in the natural gas producing areas of the country;
•	volatility in gas prices, particularly sudden and sustained spikes in natural gas prices;
•	the impact of higher natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability; particularly those changes that impact supply for and access to our market area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	franchise renewals
	•	environmental or safety matters
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from and conservation efforts of customers;
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

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of Laclede Group’s strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 16,000 mile natural gas distribution system and related storage facilities. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Stipulation & Agreement (Agreement) approved by the MoPSC on July 19, 2007, as discussed in the Regulatory Matters section on page 26, provides enhancements to the Utility’s weather mitigation rate design to better ensure the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. The Utility’s income from off-system sales remains subject to fluctuations in market conditions. In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility retains all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million, if any, are shared with customers, with the Utility retaining 50% of amounts exceeding that threshold. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. The Agreement approved by the MoPSC on July 19, 2007, as discussed on page 26, modifies the portion of income from off-system sales and capacity release revenues that is shared with customers. Effective October 1, 2007, the Utility is allowed to retain 15% to 30% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually.

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

Laclede Group continues to develop its non-regulated subsidiaries. SM&P is working to further the logical expansion of its business in both new and existing markets. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in unregulated natural gas suppliers. Nevertheless, income from LER’s operations is subject to fluctuations in market conditions. LER reported record earnings during fiscal year 2006 as a result of higher margins, caused by Gulf Coast market volatility, as well as higher wholesale sales volumes.

Quarter Ended June 30, 2007

------------------------------------------

Overview – Net Income (Loss) by Operating Segment	Quarter Ended
	June 30,
(millions, after-tax)	2007	2006

Regulated Gas Distribution	$.9	$(4.1)
Non-Regulated Services	4.2	3.2
Non-Regulated Gas Marketing	3.9	3.7
Non-Regulated Other	.3	(.1)
Net Income Applicable to Common Stock	$9.3	$2.7

Laclede Group’s net income applicable to common stock was $9.3 million for the quarter ended June 30, 2007, compared with $2.7 million for the quarter ended June 30, 2006. Basic and diluted earnings per share were $.43 for the quarter ended June 30, 2007, compared with $.13 per share for the same quarter last year. Earnings increased compared to the same quarter last year for all of Laclede Group’s operating segments. Variations in net income were primarily attributable to the factors described below.

Regulated Gas Distribution results increased by $5.0 million for the quarter ended June 30, 2007, compared with the quarter ended June 30, 2006. The results increased primarily due to the following factors, quantified on a pre-tax basis:

•	a lower provision for uncollectible accounts totaling $2.8 million;
•	the effect of higher system gas sales volumes, primarily due to an unseasonably cold weather pattern in April 2007, and other variations totaling $2.8 million;
•	higher income from off-system sales and capacity release totaling $2.3 million; and,
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $0.9 million.

These factors were partially offset by increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $1.4 million.

The Non-Regulated Services segment reported income of $4.2 million during the quarter ended June 30, 2007, compared with $3.2 million for the same period last year. The improvement from the same quarter last year was primarily attributable to SM&P’s attainment of new business in existing markets and lower operating expenses.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $0.2 million, compared with the same period last year. Although LER reported increased sales volumes this year, the effect of this was largely offset by reduced margins as volatility in Gulf Coast markets stabilized from the unprecedented levels a year ago.

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

Regulated operating revenues for the quarter ended June 30, 2007 were $185.7 million, or $37.0 million more than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 64.3% colder than the same period last year, and 6.5% colder than normal. Total system therms sold and transported were 0.14 billion for the quarter ended June 30, 2007 and 0.12 billion for the quarter ended June 30, 2006. Total off-system therms sold and transported were 0.05 billion for the quarter ended June 30, 2007, compared with 0.02 billion for the same period last year. The increase in regulated operating revenues was primarily attributable to the following factors:

Millions
Higher system sales volumes, primarily due to colder weather, and other variations	$28.9
Higher off-system sales volumes	20.7
Lower wholesale gas costs passed on to Utility customers (subject to prudence
review by the MoPSC)	(15.5)
Higher prices charged for off-system sales	2.0
Higher ISRS revenues implemented June 15, 2006, January 2, and June 16, 2007	0.9
Total Variation	$37.0

Regulated operating expenses for the quarter ended June 30, 2007 increased $29.4 million from the same quarter last year. Natural and propane gas expense increased $31.2 million, or 34.5%, from last year’s level, primarily attributable to higher system volumes purchased for sendout and increased off-system gas expense, partially offset by lower rates charged by our suppliers. Other operation and maintenance expenses decreased $1.4 million, or 3.8%, primarily due to a lower provision for uncollectible accounts, partially offset by increased injuries and damages expenses and higher wage rates.

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group’s non-regulated services operating revenues for this quarter increased $1.3 million primarily due to SM&P’s attainment of new business in existing markets. Non-regulated services operating expenses decreased $0.3 million from the same quarter last year.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $88.4 million primarily due to increased sales volumes and higher per unit gas sales prices by LER. The increase in non-regulated gas marketing operating expenses totaling $88.3 million was primarily associated with increased volumes purchased and higher prices charged by suppliers.

Income Taxes

The $3.7 million increase in income taxes was primarily due to higher pre-tax income this year.

Nine Months Ended June 30, 2007

------------------------------------------

Overview – Net Income (Loss) by Operating Segment	Nine Months Ended
	June 30,
(millions, after-tax)	2007	2006

Regulated Gas Distribution	$37.2	$35.1
Non-Regulated Services	.4	(.2)
Non-Regulated Gas Marketing	11.0	14.6
Non-Regulated Other	.6	.3
Net Income Applicable to Common Stock	$49.2	$49.8

Laclede Group’s net income applicable to common stock was $49.2 million for the nine months ended June 30, 2007, compared with $49.8 million for the nine months ended June 30, 2006. Basic and diluted earnings per share were $2.29 for the nine months ended June 30, 2007, compared with basic and diluted earnings per share of $2.35 and $2.34, respectively, for the same period last year. The decrease in consolidated earnings per share was due to the effect of lower net income realized by Laclede Group’s non-regulated gas marketing segment, largely offset by higher earnings recorded by both Laclede Group’s regulated gas distribution and non-regulated services segments. Variations in net income were primarily attributable to the factors described below.

Regulated Gas Distribution net income increased by $2.1 million for the nine months ended June 30, 2007, compared with the same period last year. The increase in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	the effect of higher system gas sales volumes, primarily due to colder weather, and other variations totaling $5.1 million;
•	a lower provision for uncollectible accounts totaling $3.7 million; and,
•	higher ISRS revenues totaling $2.4 million.

These factors were partially offset by:

•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $3.3 million; and,
•

higher depreciation and amortization expense totaling $3.1 million resulting from the implementation of new depreciation rates effective January 1, 2006, as authorized by the MoPSC, and additional depreciable property.

The Non-Regulated Services segment reported income of $0.4 million during the nine months ended June 30, 2007, compared with a loss of $0.2 million for the same period last year. The improved results were primarily attributable to the effect of a $2.5 million pre-tax charge recorded last year in association with the employment-related litigation described in Note 8 to the Consolidated Financial Statements and the attainment of new business in existing markets, which was partially offset by higher operating expenses this year.

The Non-Regulated Gas Marketing segment reported a decrease in earnings of $3.6 million, compared with the same period last year. While LER has continued to report year-over-year growth in sales volumes, margins this year were reduced as volatility in Gulf Coast markets stabilized from the unprecedented levels a year ago.

Regulated Operating Revenues and Operating Expenses

Regulated operating revenues for the nine months ended June 30, 2007 were $1,027.8 million, or $21.6 million less than the same period last year. Temperatures experienced in the Utility’s service area during the nine months ended June 30, 2007 were 6.4% colder than the same period last year, but 6.9% warmer than normal. Total system therms sold and transported were 0.82 billion for the nine months ended June 30, 2007, compared with 0.78 billion for the same period last year. Total off-system therms sold and transported were 0.21 billion for the nine months ended June 30, 2007, compared with 0.16 billion for the same period last year. The decrease in regulated operating revenues was primarily attributable to the following factors:

Millions
Lower wholesale gas costs passed on to Utility customers (subject to prudence
review by the MoPSC)	$(102.4)
Higher system sales volumes, primarily due to colder weather, and other variations	67.5
Higher off-system sales volumes	44.2
Lower prices charged for off-system sales	(33.3)
Higher ISRS revenues implemented June 15, 2006, January 2, and June 16, 2007	2.4
Total Variation	$(21.6)

Regulated operating expenses for the nine months ended June 30, 2007 decreased $26.9 million from the same period last year. Natural and propane gas expense decreased $27.1 million, or 3.5%, from last year’s level, primarily attributable to lower rates charged by our suppliers, which was partially offset by higher system volumes purchased for sendout and increased off-system gas expense. Other operation and maintenance expenses decreased $0.4 million, or 0.3%, primarily due to a lower provision for uncollectible accounts and decreased injuries and damages expenses. These factors were partially offset by increased maintenance and distribution expenses, higher wage rates, and increased group insurance charges. Depreciation and amortization expense increased $3.1 million, or 13.7%, primarily due to higher rates authorized in the 2005 rate case which were effective January 1, 2006 and additional depreciable property. Taxes, other than income, decreased $2.4 million, or 3.9%, primarily due to decreased gross receipts taxes (attributable to lower revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group’s non-regulated services operating revenues for this period increased $1.8 million primarily due to SM&P’s attainment of new business in existing markets. The increase in non-regulated services operating expenses totaling $0.9 million was primarily attributable to increased wage, benefit, and auto expense, partially offset by the effect of settlement costs associated with employment-related litigation recorded during the same period last year.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues decreased $11.3 million primarily due to lower per unit gas sales prices by LER, partially offset by increased sales volumes. The decrease in non-regulated gas marketing operating expenses totaling $4.4 million was primarily associated with lower prices, partially offset by higher volumes purchased.

Other Income and (Income Deductions) - Net

Other income and income deductions – net increased $1.6 million due to increased investment income, higher interest income, and other minor variations, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs. Such carrying costs are recovered through the Utility’s PGA Clause.

Income Taxes

The $1.4 million increase in income taxes was primarily due to a change in estimated tax depreciation and other property-related deductions recorded last year and higher pre-tax income this year.

Regulatory Matters

------------------------

A law became effective January 1, 2006, that authorizes the MoPSC to implement rules and tariff provisions through which rates can be adjusted between general rate case proceedings to reflect increases and decreases in certain costs and revenues. For gas utilities like Laclede Gas, these include rate adjustments to reflect revenue changes resulting from the impact of weather and conservation on customer usage and to reflect changes in the costs to comply with environmental laws, rules and regulations. Various parties have been meeting in an attempt to negotiate rules to implement these programs. The MoPSC has acted on a rule relating to the establishment of a fuel adjustment clause for electric utilities. While no rules have been implemented for gas utilities, the MoPSC previously approved rate designs for two gas utilities that neutralize the effects of weather and conservation on utility margins. The Stipulation & Agreement (Agreement), approved by the Commission on July 19, 2007 (see the rate case discussion later in this section), approved rate design changes allowing Laclede Gas to better ensure the recovery of the Utility’s fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.

On October 24, 2005, the Missouri Office of Public Counsel proposed an emergency amendment to the MoPSC’s Cold Weather Rule. Such rule governs the disconnection and reconnection practices of utilities during the winter heating season. On December 19, 2005, the MoPSC issued an Order approving certain changes to the rule to be effective between January 1 and March 31, 2006. These temporary rule changes were expected to increase utilities’ costs; however, the rule allowed for incremental compliance costs to be deferred for consideration for future recovery in rates. Laclede Gas, along with other gas utilities, appealed the Order to the Cole County Circuit Court on the grounds that the rule failed to provide a separate and more definitive recovery mechanism for such costs. Although the Court declined to stay the Order, it did express serious concerns over the rule’s legality. On February 8, 2006, the Cole County Circuit Court held that the rule was unlawful and void because it did not make adequate provision for a cost recovery mechanism to address the revenue losses associated with implementing the rule. The MoPSC appealed the Court’s decision. On October 31, 2006, the Missouri Court of Appeals for the Western District issued its opinion reversing the judgment of the Cole County Circuit Court, upholding the lawfulness of the MoPSC’s emergency rule. Laclede Gas, along with other gas utilities, filed an application with the Court of Appeals on November 15, 2006, requesting that it rehear or transfer the appeal to the Missouri Supreme Court. On December 19, 2006, the Court of Appeals declined to rehear or transfer the appeal. On January 30, 2007, the Missouri Supreme Court declined to hear the case, effectively ending the Utility’s appeal. In the meantime, the MoPSC proposed a rulemaking on May 22, 2006, to permanently incorporate many of the changes to the Cold Weather Rule that were implemented on an emergency basis for the 2005-2006 heating season. A public hearing on the proposed rule was held on July 19, 2006, at which Laclede Gas and other gas utilities recommended revisions to the proposed rule, including a more definitive recovery mechanism for uncollectible expenses. On August 11, 2006, the MoPSC approved permanent modifications to the rule, including provisions to allow the Utility to obtain accounting authorizations and defer for future recovery the costs previously incurred with the emergency amendment as well as future costs of complying with the new permanent rule. In September 2006, pursuant to those provisions, the Utility deferred costs for future recovery associated with the emergency amendment and filed applications for the accounting authorizations provided for in the rule. On October 31, 2006, pursuant to this rule, the Utility filed for determination and subsequent recovery from customers of the deferred amount. On November 13, 2006, the MoPSC Staff (Staff) recommended that the MoPSC grant the accounting authorizations requested by Laclede Gas and ultimately determine and permit recovery of any deferred costs consistent with the terms of the permanent rule. On December 7, 2006, the Commission granted the accounting authorizations. In March 2007, the MoPSC approved the Company’s motion to consolidate the accounting authorization request with its pending rate case. The Agreement approved by the Commission on July 19, 2007 (see the rate case discussion later in this section) provides for the recovery of $5.0 million in costs associated with the fiscal 2006 heating season, during the next five-year period. During the quarter ended June 30, 2007, the Utility deferred for future recovery an additional $3.7 million of costs associated with the fiscal 2007 heating season.

On December 29, 2005, the MoPSC Staff proposed a disallowance of approximately $3.3 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2004. Following technical conferences, the Staff subsequently reduced its proposed disallowance to $2.4 million. On January 4, 2007, the MoPSC Staff informed the Utility that the Staff further reduced its proposed disallowance by $0.3 million to approximately $2.1 million. Laclede Gas believed that the MoPSC Staff’s position lacked merit and vigorously opposed the adjustment in proceedings before the MoPSC on January 29, 2007. On June 28, 2007, the MoPSC issued an order rejecting the MoPSC Staff’s proposed disallowance and declaring that the Company was not imprudent with respect to the particular gas purchasing practice questioned by the MoPSC Staff. This case is now closed.

On November 3, 2006, the Utility made an ISRS filing with the Commission designed to increase revenues by an additional $1.9 million annually. On December 28, 2006, the MoPSC approved implementation of the Utility’s proposed ISRS filing to be effective January 2, 2007. On March 30, 2007, the Utility made an ISRS filing with the Commission designed to increase revenues by an additional $1.8 million annually. On April 5, 2007, the MoPSC suspended the effective date of the filing until July 28, 2007, pending Staff review. On June 5, 2007, the MoPSC approved implementation of the Utility’s March 2007 ISRS filing effective June 16, 2007. These surcharges will be reset to zero effective August 1, 2007, as the ISRS-related costs are being recovered through new base rates effective on that same date (see the rate case discussion later in this section).

Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. Through the date of this report, the AMR system has been deployed to more than 650,000 customers, representing well over 96% of the customer population. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has approximately 40% of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff sought customer service accommodations for customers whose previous estimated bills will require adjustment to reflect actual usage. On May 11, 2006, the Missouri Office of Public Counsel also filed a complaint alleging that Laclede Gas billed customers for prior underestimated usage for a longer period of time than permitted by Commission rules. Laclede Gas filed responses generally denying the MoPSC Staff’s and Missouri Office of Public Counsel’s allegations. On November 7, 2006, Laclede Gas, the Missouri Office of Public Counsel, and other parties filed a Stipulation & Agreement that resolves certain issues raised in this case. The MoPSC Staff neither supported nor opposed the Stipulation & Agreement. On December 21, 2006, the Commission approved the Stipulation & Agreement, dismissed the Missouri Office of Public Counsel’s complaint, and suspended Staff’s complaint, subject to Laclede’s compliance with the Stipulation & Agreement. The primary terms of the Stipulation & Agreement include the Utility’s provision of bill credits totaling approximately $0.5 million to customers who received billing adjustments reconciling undercharges for periods exceeding 12 months, a limit on future billing adjustments that reconcile undercharges to 12 months, and additional notices to customers concerning such billing adjustments. The Utility’s labor union representing field service workers, USW Local 11-6 (Union), has also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. On November 2, 2006, the MoPSC denied and dismissed one of these complaints. On December 11-12, 2006, the MoPSC held a hearing on the Union’s last remaining complaint. That hearing was completed on February 26, 2007. On June 22, 2007, the MoPSC issued an order denying the Union’s remaining complaint and dismissing the case. This case is now closed.

On December 1, 2006, Laclede Gas filed tariff sheets designed to increase revenues by approximately $52.9 million annually, or 5.6%. Although the Utility’s filing requested an increase of $44.9 million in non-gas revenues, $1.8 million of that amount was already being paid by customers through the current ISRS, which would have no longer been collected upon approval of the Utility’s rate request. In addition, Laclede Gas proposed to increase its PGA rates by $9.8 million in order to recover the gas cost portion of its bad debts through the PGA rather than through its non-gas distribution rates. The December 1 filing also proposed a comprehensive regulatory compact that included:

•	a pilot program in which residential customers could lock in for a twelve-month period the cost per therm of gas included in their monthly bill;
•	a conservation program that would provide customers an opportunity to earn a rebate by conserving natural gas use during the peak winter heating months;
•	a three-year base rate moratorium; and,
•

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

Finally, Laclede Gas proposed several modifications to its weather mitigation rate design in order to better ensure the Utility’s recovery of its fixed costs. Initially, the MoPSC suspended implementation of the Utility’s proposed rates until November 1, 2007. However, on July 9, 2007, as a result of a June 2007 settlement conference, the parties to the case filed a Unanimous Stipulation and Agreement (Agreement) with the MoPSC resolving all matters in the proceeding. The MoPSC approved the Agreement on July 19, 2007. The Agreement includes, among other things:

•

an increase of $38.6 million in non-gas revenues effective August 1, 2007, including $5.5 million already being billed to customers through the current ISRS which would no longer be collected, although the Utility is allowed to file for authorization to reinstate an ISRS based on future eligible infrastructure-related costs;

•

enhancements to the Utility’s weather mitigation rate design to further stabilize the impact of weather fluctuations on its customers and its ability to better ensure recovery of its fixed costs and margins, despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage;

•

a provision, effective October 1, 2007, for the Utility to retain a share in the pre-tax income from off-system sales and capacity release revenues ranging from 15% to 30% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income over $6 million each year, along with reduced PGA rates beginning in November 2007 to facilitate the timely flow-through of the customer share of such income;

•	modifications to provisions which afford the Utility an opportunity to retain a portion of any savings it may achieve in connection with the procurement of gas supplies; and,
•

low income and energy efficiency/conservation programs for customers, in which the Utility will fund $1.1 million annually, and invest up to an additional $5.3 million over the next three-year period to be collected in future rates.

The base rate moratorium, the earnings sharing mechanism, and certain other items included in the comprehensive regulatory compact, as proposed by Laclede Gas, were not included in the Agreement; however, some of the Utility’s proposals regarding customer programs will be discussed and developed in the future through a collaborative effort with the parties to the proceeding.

On December 28, 2006, the MoPSC Staff proposed a disallowance of approximately $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005, largely on the same grounds as it had proposed regarding the disallowance of the Utility’s recovery of purchased gas cost applicable to fiscal 2004. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

At the federal level, Laclede Pipeline Company (Pipeline), a wholly-owned subsidiary of Laclede Group, filed a tariff with the Federal Energy Regulatory Commission (FERC) on March 1, 2006, requesting approval to transport liquefied petroleum gas under the Interstate Commerce Act. Historically, Pipeline has supplied propane to Laclede Gas to supplement the Utility’s natural gas supplies during peak consumption periods. Prior to April 1, 2006, in various Utility rate proceedings over the years, the MoPSC approved Laclede Gas’ rates that were intended to include the recovery of Pipeline’s costs. Pipeline made the March 1 tariff filing due to changes in the types of transactions Pipeline conducts with third parties during those periods when Laclede Gas is not fully utilizing Pipeline’s capacity. The MoPSC filed a protest to Pipeline’s filing, to which Pipeline responded, and on March 31, 2006, the FERC accepted Pipeline’s tariff, effective April 1, 2006. On May 1, 2006, the MoPSC filed a request for rehearing of the FERC’s Order approving Pipeline’s tariff, and on May 31, 2006, the FERC issued a “tolling order” in connection with the MoPSC’s request for rehearing which extends the 30-day statutory time period for the FERC to rule on the MoPSC’s request. On June 5, 2007, the FERC denied the MoPSC’s request for rehearing of the FERC’s March 31, 2006 order approving Pipeline’s FERC tariff. Pipeline is providing liquid propane transportation service to Laclede Gas pursuant to the newly approved FERC tariff and a new contractual arrangement between Pipeline and Laclede Gas. In accordance with the terms of that agreement, subject to further proceedings before the FERC, Laclede Gas is obligated to pay Pipeline approximately $1.0 million annually, at current rates, commencing April 1, 2006. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months’ notice.

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

Goodwill valuation – In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment annually or whenever events or circumstances occur that may reduce the value of goodwill. In performing impairment tests, valuation techniques require the use of estimates with regard to discounted future cash flows of operations, involving judgments based on a broad range of information and historical results. If the test indicates impairment has occurred, goodwill would be reduced, adversely impacting earnings.

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

Asset retirement obligations are recorded in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and Financial Accounting Standards Board Interpretation Number (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” Asset retirement obligations are calculated using various assumptions related to the timing, method of settlement, inflation, and profit margins that third parties would demand to settle the future obligations. These assumptions require the use of judgment and estimates and may change in future periods as circumstances dictate. As authorized by the MoPSC, Laclede Gas accrues future removal costs associated with its property, plant and equipment through its depreciation rates, even if a legal obligation does not exist as defined by SFAS No. 143 and FIN 47. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognizable under SFAS No. 143 and FIN 47 is a timing difference between the recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, consistent with SFAS No. 71, these differences are deferred as Regulatory Liabilities.

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

FINANCIAL CONDITION

Credit Ratings

------------------

As of June 30, 2007, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

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

Net cash provided by operating activities for the nine months ended June 30, 2007 was $152.0 million, compared with $28.0 million for the nine months ended June 30, 2006. The variation is primarily attributable to differences in the timing of the collections of gas cost under the Utility’s PGA Clause and payments related to accounts receivable and accounts payable, all of which were impacted by changes in the wholesale cost of natural gas.

Net cash used in investing activities for the nine months ended June 30, 2007 was $43.2 million, compared with $50.1 million for the nine months ended June 30, 2006. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash used in financing activities was $123.3 million for the nine months ended June 30, 2007, compared with net cash provided by financing activities of $47.9 million for the nine months ended June 30, 2006. The variation primarily reflects the repayment of short-term debt this year.

Liquidity and Capital Resources

----------------------------------------

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. Laclede Gas has lines of credit in place of $320 million, which expire in December 2010. The Utility had commercial paper aggregating to a maximum of $120.7 million at any one time during the quarter, with $102.1 million outstanding at June 30, 2007. The weighted average interest rate was 5.4% per annum on these short-term borrowings at June 30, 2007. A change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $1.0 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On June 30, 2007, total debt was 56% of total capitalization. For the twelve-months ending June 30, 2007, EBITDA was 3.38 times interest expense.

On March 20, 2007, Laclede Gas filed a shelf registration on Form S-3 with the Securities and Exchange Commission (SEC) for issuance of $350 million of securities, which filing became effective April 10, 2007. This filing also deregistered $65 million of securities under the Utility’s previous shelf registration statement. The full amount of this new shelf registration remains available to Laclede Gas at this time. On March 6, 2007, the Utility received authority from the MoPSC to issue up to $500 million in first mortgage bonds, unsecured debt, and equity securities. In May 2007, pursuant to this authority, the Utility sold 27 shares of its common stock to Laclede Group for $1.0 million, leaving $497.2 million remaining under this authorization as of the date of this filing. The amount, timing and type of additional financing to be issued will depend on cash requirements and market conditions.

At June 30, 2007, Laclede Gas had fixed-rate long-term debt, including current obligations, totaling $350 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3 with the SEC, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of June 30, 2007. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit, expiring in August 2008, to meet the short-term liquidity needs of its subsidiaries. These lines of credit have a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization, giving a 50% debt weighting to the subordinated debt issued to an unconsolidated affiliated trust. The ratio stood at 51% on June 30, 2007. These lines have been used to provide letters of credit on behalf of SM&P, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. At June 30, 2007, letters of credit provided on behalf of SM&P totaled $2.8 million. There were no borrowings under Laclede Group’s lines during the quarter.

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At June 30, 2007, the maximum guarantees under these leases are approximately $2.0 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At June 30, 2007, the carrying value of the liability recognized for these guarantees was approximately $0.3 million.

SM&P has several operating leases, the aggregate annual cost of which is approximately $8.8 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $18.8 million. In the event Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $14.8 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $29.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2007. Since that date, Laclede Group issued an additional $1.0 million guarantee on behalf of LER, and $2.0 million expired, bringing the total to $28.0 million. No amounts have been recorded for these guarantees in the financial statements.

Utility capital expenditures were $41.5 million for the nine months ended June 30, 2007, compared with $44.0 million for the same period last year. Non-utility capital expenditures were $1.5 million for the nine months ended June 30, 2007, compared with $2.7 million for the same period last year.

Consolidated capitalization at June 30, 2007, excluding current obligations of long-term debt and preferred stock, consisted of 55.0% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, 5.8% long-term debt to unconsolidated affiliate trust, and 39.1% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at June 30, 2007 and at September 30, 2006, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Liabilities, and Delayed and Advance Customer Billings. The Consolidated Balance Sheet at June 30, 2006 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

Contractual Obligations

------------------------------

As of June 30, 2007, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2007	Fiscal Years 2008-2009	Fiscal Years 2010-2011	2012 and thereafter
Long-Term Debt (a)	$890.9	$2.0	$87.7	$70.3	$730.9
Capital Leases	-	-	-	-	-
Operating Leases (b)	17.4	1.7	10.2	4.1	1.4
Purchase Obligations – Natural Gas (c)	428.3	159.8	239.8	23.9	4.8
Purchase Obligations – Other (d)	118.2	6.8	20.5	15.4	75.5
Other Long-Term Liabilities	-	-	-	-	-
Total (e)	$1,454.8	$170.3	$358.2	$113.7	$812.6

(a)	Long-term debt obligations reflect principal maturities and interest payments.
(b)

Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)

These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2007 New York Mercantile Exchange futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e)

Commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $0.2 million during the remainder of fiscal year 2007. Laclede Gas anticipates a $0.1 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2007. With regard to postretirement benefits, the Company anticipates Laclede Gas will contribute $1.7 million to the qualified trusts and $0.1 million directly to participants from Laclede Gas’ funds during the rest of fiscal 2007. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

Market Risk

----------------

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas financial instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At June 30, 2007, the Utility held 22.3 million MMBtu of futures contracts at an average price of $8.59 per MMBtu. Additionally, 8.1 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through October 2008.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At June 30, 2007, LER’s unmatched positions are not material to Laclede Group’s financial position or results of operations.

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

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the “Market Risk” subsection in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 33 of this report.

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

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2007, the Board of Directors of Laclede Gas approved the sale of 27 shares of Laclede Gas common stock to Laclede Group at a price per share equal to the book value at March 31, 2007. The proceeds from the sale, totaling $1.0 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	July 25, 2007	By:	/s/ Barry C. Cooper
Barry C. Cooper
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	July 25, 2007	By:	/s/ Barry C. Cooper
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