Form 10-K
period 2007-09-30
LACLEDE GROUP INC
filed 2007-12-03
CIK 1126956

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended September 30, 2007

THE LACLEDE GROUP, INC.

LACLEDE GAS COMPANY

720 Olive Street, St. Louis, MO 63101

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number	Exact Name of Registrant as Specified in its Charter and Principal Office Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

Securities registered pursuant to Section 12(b) of the Act (as of the date of this report)

Name of Registrant	Title of Each Class	Name of Each Exchange On Which Registered
The Laclede Group, Inc.	Common Stock $1.00 par value	New York Stock Exchange
The Laclede Group, Inc.	Preferred Share Purchase Rights	New York Stock Exchange
Laclede Gas Company	None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant:

(1) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

The Laclede Group, Inc.:	Yes	[ X ]	No	[ ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

(2) is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant:

(1) is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Large accelerated filer	[ ]	Accelerated filer	[ X ]	Non-accelerated filer	[ ]

Laclede Gas Company:	Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

(2) is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

The aggregate market value of the voting stock held by non-affiliates of The Laclede Group, Inc.
amounted to $629,587,964 as of March 31, 2007.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	October 31, 2007
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	21,665,462
Laclede Gas Company:	Common Stock ($1.00 Par Value)	10,307 *

*  100% owned by The Laclede Group, Inc.

Document Incorporated by Reference:
    Portions of Proxy Statement dated December 21, 2007 — Part III
Index to Exhibits is found on page 80.

This combined Form 10-K is separately filed by The Laclede Group, Inc. and Laclede Gas Company. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Note: Laclede Gas Company Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Notes to Financial Statements, Management Report on Internal Control over Financial Reporting, and Reports of Independent Registered Public Accounting Firm are included as Exhibit 99.1.

Part I

FORWARD-LOOKING STATEMENTS

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

Item 1. Business

The Laclede Group, Inc. (Laclede Group or the Company) is a public utility holding company formed through a corporate restructuring that became effective October 1, 2001. Laclede Group is committed to providing reliable natural gas service through its regulated core utility operations while engaging in non-regulated activities that provide sustainable growth. All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment includes Laclede Gas Company (Laclede Gas or the Utility), Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas is the largest natural gas distribution utility in Missouri, serving more than 630,000 residential, commercial, and industrial customers in the City of St. Louis and parts of ten other counties in eastern Missouri. Laclede Group’s Non-Regulated Services segment includes SM&P Utility Resources, Inc. (SM&P), one of the nation’s major underground locating and marking service businesses. SM&P was acquired by Laclede Group in 2002. SM&P is headquartered in Carmel, Indiana and operates in ten Midwestern and Southwestern states. The Non-Regulated Gas Marketing segment includes Laclede Energy Resources, Inc. (LER), a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Other non-regulated subsidiaries provide less than 10% of revenues.

Operating revenues contributed by each segment for the last three fiscal years are presented below. For more detailed financial information regarding the segments, see Note 13 to the Consolidated Financial Statements.

(Thousands)	2007	2006	2005
Regulated Gas Distribution	$1,131,554	$1,141,011	$978,195
Non-Regulated Services	165,733	162,523	141,478
Non-Regulated Gas Marketing	718,704	689,572	469,559
Non-Regulated Other	5,603	4,445	7,800
Total Operating Revenues	$2,021,594	$1,997,551	$1,597,032

The Consolidated Financial Statements included in this report present the consolidated financial position, results of operations and cash flows of Laclede Group. The financial statements, notes to financial statements, and management’s discussion and analysis for Laclede Gas are included in this report as Exhibit 99.1.

The following chart illustrates the organization structure of The Laclede Group, Inc. at September 30, 2007:

Organization Structure

The Laclede Group, Inc.

Laclede Gas Company	SM&P Utility Resources, Inc.	Laclede Investment LLC	Laclede Development Company	Laclede Pipeline Company

		Laclede Energy Resources, Inc.	Laclede Venture Corp.

Laclede Gas Family Services, Inc.

Laclede Group common stock is listed on The New York Stock Exchange and trades under the ticker symbol “LG”. Laclede Gas continues to pay dividends on all serial preferred stock issued.

During fiscal year 2007, Laclede Group issued 116,973 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and 167,025 shares of common stock (including 59,000 shares of performance-contingent restricted stock) under its Equity Incentive Plan. During fiscal year 2006, Laclede Group issued 114,255 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and 75,375 shares of common stock (including 51,000 shares of performance-contingent restricted stock) under its Equity Incentive Plan.

The information we file or furnish to the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and their amendments, are available on our website, www.thelacledegroup.com, in the Investor Services section under SEC Filings as soon as reasonably practical after the information is filed or furnished to the SEC.

REGULATED GAS DISTRIBUTION

NATURAL GAS SUPPLY

The Utility focuses its gas supply portfolio around a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement Laclede’s regionally diverse firm transportation arrangements.

Laclede Gas’ fundamental gas supply strategy is to meet the two-fold objective of 1) ensuring that the gas supplies it acquires are dependable and will be delivered when needed and, 2) insofar as is compatible with that dependability, purchasing gas that is economically priced. In structuring its natural gas supply portfolio, Laclede Gas continues to focus on natural gas assets that are strategically positioned to meet the Utility’s primary objectives. Laclede Gas utilizes both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions.

In fiscal 2007, Laclede Gas purchased natural gas from 19 different suppliers to meet current gas sales and storage injection requirements. In addition to working with traditional major producers, the Utility has entered into agreements with on-shore, non-traditional suppliers that are taking advantage of improved drilling techniques and advancing technologies, which allow Laclede Gas to be flexible in meeting the needs of its customers. Natural gas purchased by Laclede Gas for delivery to our utility service area through the Mississippi River Transmission Corporation (MRT) system totaled 59.6 billion cubic feet (Bcf). The Utility also holds firm transportation on several interstate pipeline systems that access its gas supplies upstream of MRT. An additional 8.0 Bcf of gas was purchased on the Panhandle Eastern Pipe Line Company system, and 10.1 Bcf on the Southern Star Central Pipeline system. Some of the Utility’s commercial and industrial customers continued to purchase their own gas and delivered to Laclede Gas 17.5 Bcf for transportation to them through the Utility’s distribution system.

The fiscal 2007 peak day sendout of natural gas to Utility customers, including transportation customers, occurred on February 5, 2007, when the average temperature was 12 degrees Fahrenheit. On that day, our customers consumed 0.896 Bcf of natural gas. About 85% of this peak day demand was met with natural gas transported to St. Louis through the MRT, Panhandle, and Southern Star transportation systems, and the other 15% was met from the Utility’s on-system storage and peak shaving resources.

UNDERGROUND NATURAL GAS STORAGE

Laclede Gas has a contractual right to store approximately 23.1 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana. MRT’s tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.2 Bcf from November 16 through May 15.

In addition, Laclede Gas supplements flowing pipeline gas with natural gas withdrawn from its own underground storage field located in St. Louis and St. Charles Counties in Missouri. The field is designed to provide 0.357 Bcf of natural gas withdrawals on a peak day and annual withdrawals of approximately 5.5 Bcf of gas based on the inventory level that Laclede plans to maintain.

REGULATORY MATTERS

There were several significant regulatory developments over the past year. For more details, please see the Regulatory Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 28 of this Form 10-K.

OTHER PERTINENT MATTERS

The business of Laclede Gas has monopoly characteristics in that it is the only distributor of natural gas within its franchised service area. The principal competition is the local electric company. Other competitors in Laclede Gas’ service area include suppliers of fuel oil, coal, propane in outlying areas, natural gas pipelines which can directly connect to large volume customers, and in a portion of downtown St. Louis, a district steam system.

Laclede Gas’ residential, commercial, and small industrial markets represent more than 80% of the Utility’s revenue. Given the current adequate level of natural gas supply and market conditions, Laclede believes that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In the new multi-family and commercial rental markets, Laclede Gas’ competitive exposure is presently limited to space and water heating applications. Certain alternative heating systems can be cost competitive in traditional markets, but the performance and reliability of natural gas systems have contained the growth of these alternatives.

Coal is price competitive as a fuel source for very large boiler plant loads, but environmental requirements for coal have shifted the economic advantage to natural gas. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage, thus limiting their competitiveness. In certain cases, district steam has been competitive with gas for downtown St. Louis area heating users. Laclede Gas offers gas transportation service to its large user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which Laclede Gas would have received under its regular sales rates.

*****

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 14 to the Consolidated Financial Statements on page 67.

*****

Laclede Gas has a labor agreement with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represent 65% of Laclede Gas’ employees. The agreement expires on July 31, 2008.

The Missouri Natural Division of Laclede Gas has a labor agreement with Local 11-884 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represents 5% of Laclede Gas’ employees. The agreement expires on April 15, 2009.

*****

As of September 30, 2007, Laclede Gas had 1,835 employees, including 10 part-time employees.

*****

The business of Laclede Gas is subject to seasonal fluctuations with the peak period occurring in the winter season.

*****

Revenues and customers of Laclede Gas for the last three fiscal years are as follows:

Regulated Gas Distribution Operating Revenues

(Thousands)	2007	2006	2005
Residential	$675,756	$689,347	$586,227
Commercial & Industrial	271,872	284,174	223,446
Interruptible	3,771	5,644	3,688
Transportation	15,601	15,257	14,726
Off-System and Capacity Release	156,103	139,501	144,195
Provision for Refunds and Other	8,451	7,088	5,913
Total	$1,131,554	$1,141,011	$978,195

Regulated Gas Distribution Customers (End of Period)

	2007	2006	2005
Residential	590,337	590,392	589,082
Commercial & Industrial	41,062	40,909	40,474
Interruptible	15	17	16
Transportation	145	148	150
Total Customers	631,559	631,466	629,722

Laclede Gas has franchises with initial terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas, among other things, to install pipes and construct other facilities in the community. We have franchises for all the communities in which we serve. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas’ current public utility business in the State of Missouri.

NON-REGULATED SERVICES

SM&P, a wholly-owned subsidiary of Laclede Group, is one of the nation’s major underground locating and marking service businesses. SM&P, a Carmel, Indiana-based company, operates across ten Midwestern and Southwestern states. Locating technicians mark the placement of underground facilities for providers of telephone, natural gas, electric, water, cable TV and fiber optic services so that construction work can be performed without damaging buried facilities. SM&P’s operations tend to be counter-seasonal to those of Laclede Gas and are impacted by construction trends. SM&P’s revenues are dependent on a limited number of customers, primarily in the utility and telecommunications sectors, with contracts that may be terminated on short-term notice.

*****

As of September 30, 2007, SM&P had 2,011 employees, including 22 part-time employees.

NON-REGULATED GAS MARKETING

LER, a wholly-owned subsidiary of Laclede Investment LLC, is engaged in the non-regulated marketing of natural gas and other services to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area, and related activities.

NON-REGULATED OTHER SUBSIDIARIES

Laclede Pipeline Company, a wholly-owned subsidiary of Laclede Group, operates a pipeline under Federal Energy Regulatory Commission jurisdiction that connects the propane storage and vaporization facilities of Laclede Gas to third-party propane supply terminal facilities located in Illinois. Laclede Gas vaporizes the propane to supplement its natural gas supply and meet peak demands on its distribution system.

Laclede Investment LLC, a wholly-owned subsidiary of Laclede Group, invests in other enterprises and has made loans to several joint ventures engaged in real estate development.

Laclede Gas Family Services, Inc., a wholly-owned subsidiary of Laclede Energy Resources, Inc., is a registered insurance agency in the State of Missouri.

Laclede Development Company, a wholly-owned subsidiary of Laclede Group, participates in real estate development, primarily through joint ventures.

Laclede Venture Corp., a wholly-owned subsidiary of Laclede Development Company, offers services for the compression of natural gas to third parties who desire to use or to sell compressed natural gas for use in vehicles.

The lines of business that constitute the Non-Regulated Other activities of the corporate family are not considered separately reportable operating segments as defined by current accounting standards.

Item 1A. Risk Factors

Laclede Group’s business and financial results are subject to a number of risks and uncertainties, including those set forth below. The risks described below are those the Company considers to be the most material.

RISKS AND UNCERTAINTIES THAT RELATE TO THE BUSINESS AND FINANCIAL RESULTS OF LACLEDE GROUP AND ITS SUBSIDIARIES

As a holding company, Laclede Group depends on its operating subsidiaries to meet its financial obligations.

Laclede Group is a holding company with no significant assets other than the stock of its operating subsidiaries. Laclede Group, and Laclede Gas prior to Laclede Group’s formation, have paid dividends continuously since 1946. However, Laclede Group relies exclusively on dividends from its subsidiaries and on the repayments of principal and interest from intercompany loans made to its subsidiaries for its cash flows. Laclede Group’s ability to pay dividends to its shareholders is dependent on the ability of its subsidiaries, including Laclede Gas, to generate sufficient net income and cash flows to pay upstream dividends and make loan repayments to Laclede Group.

A downgrade in Laclede Group’s credit rating could negatively affect its ability to access capital.

Currently, Laclede Group’s corporate rating is A by Standard & Poor’s and A- by Fitch. Laclede Group has working capital lines of credit to meet the short-term liquidity needs of its subsidiaries. If the rating agencies lowered Laclede Group’s credit rating, particularly below investment grade, it might significantly limit its ability to borrow and would increase its costs of borrowing. Laclede Group’s ability to borrow and costs of borrowing have a direct impact on its non-regulated subsidiaries’ ability to execute operating strategies.

Risk of unexpected losses may adversely affect the Group’s financial position and results of operations.

As with most businesses, there are operations and business risks inherent in the activities of Laclede Group’s subsidiaries. If, in the normal course of business, Laclede Group becomes a party to litigation, such litigation could result in substantial monetary judgments, fines, or penalties or be resolved on unfavorable terms. In accordance with customary practice, Laclede Group and its subsidiaries maintain insurance against a significant portion of, but not all, risks and losses. To the extent a loss is not fully covered by insurance, that loss could adversely affect the Company’s financial position and results of operations.

RISKS THAT RELATE TO THE REGULATED GAS DISTRIBUTION SEGMENT

Risks related to the regulation of the Utility business could impact rates it is able to charge, costs and profitability.

Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission). This authority regulates many aspects of its distribution operations, including construction and maintenance of facilities, operations, safety, the rates that the Utility may charge customers, the terms of service to its customers, and the rate of return that it is allowed to realize; as well as the accounting treatment for certain aspects of its operations. For further discussion of these accounting matters, see Critical Accounting Policies pertaining to Laclede Gas, beginning on page 25. Laclede Gas’ ability to obtain rate increases and rate supplements to maintain the current rate of return depends upon regulatory discretion. There can be no assurance that it will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return.

Laclede Gas’ liquidity and, in certain circumstances, its results of operations could be adversely affected by the cost of purchasing natural gas during periods in which natural gas prices are rising significantly.

Laclede Gas’ tariff rate schedules contain purchased gas adjustment clauses that permit the Utility to file for rate adjustments to recover the cost of purchased gas. Changes in the cost of purchased gas are flowed through to customers and may affect uncollectible amounts and cash flows and can therefore impact the amount of capital resources. Currently, Laclede Gas is allowed to adjust the gas cost component of its rates up to four times each year. The Utility must make a mandatory gas cost adjustment at the beginning of the winter, in November, and during the next twelve months it may make up to three additional discretionary gas cost adjustments, so long as each of these adjustments is separated by at least two months.

The MoPSC typically approves the Utility’s purchased gas adjustment changes on an interim basis, subject to refund and the outcome of a subsequent audit and prudence review. Due to such review process, there is a risk of a disallowance of full recovery of these costs. Any material disallowance of purchased gas costs would adversely affect revenues. Increases in the prices the Utility charges for gas may also adversely affect revenues because they could lead customers to reduce usage and cause some customers to have trouble paying the resulting higher bills. These higher prices may increase bad debt expenses and ultimately reduce earnings. Laclede Gas has used short-term borrowings in the past to finance storage inventories and purchased gas costs, and expects to do so in the future.

Hedging procedures may not fully protect Laclede Gas sales and results of operations from volatility, and the use of derivative contracts in the normal course of business could result in financial losses.

To lower financial exposure to commodity price fluctuations, Laclede Gas enters into contracts to hedge the forward commodity price of its natural gas supplies. As part of this strategy, the Utility may use fixed-price, forward, physical purchase contracts, futures, and option contracts traded on the New York Mercantile Exchange. However, the Utility does not hedge the entire exposure of energy assets or positions to market price volatility, and the coverage will vary over time. Any costs, gains or losses experienced through hedging procedures, including carrying costs, generally flow through the purchased gas adjustment clause, thereby limiting its exposure to volatility. However, these procedures remain subject to prudence review by the MoPSC.

Laclede Gas is dependent on bank lines of credit and continued access to capital markets to successfully execute its operating strategies.

In addition to longer term debt that is issued to the public by the Utility under its mortgage and deed of trust dated February 1, 1945, Laclede Gas has relied, and continues to rely, upon shorter term bank borrowings or commercial paper supported by bank lines of credit to finance the execution of a portion of its operating strategies. The Utility is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The availability and cost of these credit sources is cyclical and these capital sources may not remain available to the Utility, or it may not be able to obtain funds at a reasonable cost in the future. Laclede Gas’ ability to borrow under its lines of credit, or to issue commercial paper supported by its lines of credit, depends on its compliance with the Utility’s obligations under the lines of credit.

A downgrade in the Utility’s credit rating could negatively affect its ability to access capital.

Standard & Poor’s rating group, Moody’s Investors Service, Inc., and Fitch, Inc. from time to time implement new requirements for various ratings levels. To maintain its current credit ratings in light of any new requirements, Laclede Gas may find it necessary to take steps to change its business plans in ways that may affect its results of operations.

Currently, Laclede Gas’ first mortgage bonds are rated A by Standard & Poor’s, A3 by Moody’s and A+ by Fitch. The Utility’s commercial paper currently is rated A-1 and P-2 by Standard & Poor’s and Moody’s, respectively. If the rating agencies lowered the Utility’s ratings, particularly below investment grade, it could significantly limit its access to the commercial paper market and would increase its costs of borrowing. In addition, Laclede Gas would likely be required to pay a higher interest rate in future financings and the Utility’s potential pool of investors and funding sources would likely decrease. Also, credit ratings are an independent assessment of the Utility’s ability to pay its obligations. Consequently, real or anticipated changes in credit ratings will generally affect the market value of the specific debt instruments that are rated.

Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs.

There are inherent in gas distribution activities a variety of hazards and operations risks, such as leaks, accidental explosions, and mechanical problems, that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to Laclede Gas. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. These activities may subject the Utility to litigation or administrative proceedings from time to time. Such litigation or proceedings could result in substantial monetary judgments, fines or penalties against the Utility or be resolved on unfavorable terms. In accordance with customary industry practices, Laclede Gas maintains insurance against a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these events is not fully covered by insurance, it could adversely affect the Utility’s financial position and results of operations.

Increases in the wholesale costs of purchased natural gas supplies may adversely impact the Utility’s competitive position compared with alternative energy sources.

Laclede Gas is the only distributor of natural gas within its franchised service area. Nevertheless, rising wholesale natural gas prices compared with prices for electricity, fuel oil, coal, propane, or other energy sources may affect the Utility’s retention of natural gas customers and adversely impact its financial position and results of operations.

Significantly warmer-than-normal weather conditions, the effects of global warming and climate change, and other factors that influence customer usage may affect the Utility’s sale of heating energy and adversely impact its financial position and results of operations.

Laclede Gas’ earnings are primarily generated by the sale of heating energy. The Utility has a weather mitigation rate design, approved by the MoPSC, that provides better assurance of the recovery of the Utility’s fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. However, significantly warmer-than-normal weather conditions in the Utility’s service area and other factors may result in reduced profitability and decreased cash flows attributable to lower gas sales levels. Furthermore, the weather mitigation rate design is subject to regulatory discretion.

Regional supply/demand fluctuations and changes in national pipeline infrastructure may adversely affect Laclede Gas’ ability to profit from off-system sales and capacity release.

Laclede Gas’ income from off-system sales and capacity release is subject to fluctuations in market conditions and changing supply and demand conditions in areas the Utility holds pipeline capacity rights. Specific factors impacting the Utility’s income from off-system sales and capacity release include the availability of attractively-priced natural gas supply, availability of pipeline capacity, and market demand. Income from off-system sales and capacity release is shared with customers. Effective October 1, 2007, the Utility is allowed to retain 15% to 30% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. The Utility’s ability to retain such income in the future is subject to regulatory discretion in a base rate proceeding.

RISKS THAT RELATE TO THE NON-REGULATED GAS MARKETING SEGMENT

Risks of increased competition, regional fluctuations in natural gas commodity prices, and new national pipeline infrastructure projects may adversely impact LER’s future profitability.

Competition in the marketplace and regional fluctuations in natural gas commodity prices have a direct impact on LER’s business. Changing market conditions caused by new pipeline infrastructure may adversely impact LER’s sales margins or affect LER’s ability to serve certain wholesale customers, thereby increasing certain credit requirements and/or reducing wholesale sales volumes and profitability.

Risks of reduced access to credit and/or capital markets may prevent LER from executing operating strategies.

In addition to its cash flows, LER relies on parental guarantees and loans to cover the lag between when it purchases natural gas and when its customers pay for that gas. Although LER’s uncollectible amounts are closely monitored and have not been significant, significant uncollectible amounts from customers are possible and may result in financial losses and/or capital limitations.

Risk management policies and the use of cash flow hedging may not fully protect LER’s sales and results of operations from volatility and may result in financial losses.

LER manages the price risk associated with fixed-price commitments for the purchase or sale of natural gas by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. However, market conditions and regional price changes may cause ineffective portions of matched positions to result in financial losses.

RISKS THAT RELATE TO THE NON-REGULATED SERVICES SEGMENT

Competition and the ability to retain customers may impact SM&P’s sales and profitability.

The underground locating industry remains competitive. Many of SM&P’s contracts are subject to termination on short-term notice. SM&P’s customers are primarily in the utility and telecommunications sectors. In addition, SM&P’s results are influenced by construction seasonality and trends. Customer losses and technological changes could impact SM&P’s profitability and its ability to do business in certain geographic areas.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal utility properties of Laclede Gas consist of more than 16,000 miles of gas main and related service pipes, meters, and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of Laclede Gas’ utility plant is subject to the liens of its mortgage.

All of the utility properties of Laclede Gas are held in fee or by easement or under lease agreements. The principal lease agreements include underground storage rights that are of indefinite duration and the headquarters office building. The current lease on the headquarters office building extends through February 2010 with options to renew for up to 10 additional years.

For further information on Laclede Gas’ leases and for information on SM&P’s lease obligations, see Note 14 to the Consolidated Financial Statements on page 67.

Other non-regulated properties of Laclede Group do not constitute a significant portion of its properties.

Item 3. Legal Proceedings

For a description of environmental matters, see Note 14 to the Consolidated Financial Statements on page 67. For a description of pending regulatory matters of Laclede Gas, see the Regulatory Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 28. For a description of the resolution of SM&P’s employment-related litigation and related matters, see Note 14 to the Consolidated Financial Statements on page 67.

Laclede Group and its subsidiaries are involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position or results of operations reflected in the consolidated financial statements presented herein.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

EXECUTIVE OFFICERS OF REGISTRANTS – Listed below are executive officers as defined by the SEC for Laclede Group. Their ages, at September 30, 2007, and positions are listed below along with their business experience during the past five years.

Name, Age, and Position with Company *	Appointed (1)

D. H. Yaeger, Age 58
Laclede Group
------------------
Chairman, President and Chief Executive Officer	October 2000

Laclede Gas
---------------
Chairman, President and Chief Executive Officer	January 1999
President and Chief Executive Officer	January 1999

SM&P
--------
Chief Executive Officer	January 2002

LER
-----
President	January 1999

K. J. Neises, Age 66
Laclede Gas
---------------
Executive Vice President – Energy and Administrative Services	January 2002

LER
-----
Vice President	February 2002

M. D. Waltermire, Age 49
Laclede Group
------------------
Chief Financial Officer	October 2007

Laclede Gas
---------------
Senior Vice President and Chief Financial Officer	October 2007
Vice President – Operations & Marketing	April 2003
Vice President – Operations & Marketing Planning	February 2003
Assistant Vice President – Planning	May 2001

LER
---------------
Vice President	October 2007

M. C. Darrell, Age 49
Laclede Group
------------------
General Counsel (2)	May 2004

Laclede Gas
---------------
Senior Vice President and General Counsel	October 2007
General Counsel	May 2004

R. A. Skau, Age 50
Laclede Gas
------------------
Senior Vice President – Human Resources	October 2007
Vice President – Human Resources	February 2004
Assistant Vice President – Human Resources	September 2001

M. R. Spotanski, Age 47
Laclede Gas
---------------
Senior Vice President – Operations and Marketing	October 2007
Vice President – Finance	January 2001

M. C. Kullman, Age 47
Laclede Group
------------------
Chief Governance Officer and Corporate Secretary	February 2004
Corporate Secretary	October 2000

Laclede Gas
---------------
Secretary and Associate General Counsel	February 2001

SM&P
--------
Secretary	January 2002

LER
------
Secretary	February 1998

M. C. Geiselhart, Age 48
Laclede Group
---------------
Vice President – Strategic Development and Planning (3)	August 2006

Laclede Gas
---------------
Vice President – Strategic Development and Planning	August 2006

M. C. Pendergast, Age 51
Laclede Gas
---------------
Vice President – Associate General Counsel	January 2002

R. E. Shively, Age 45
SM&P
--------
President	March 2002

Laclede Gas
---------------
Senior Vice President – Business and Services Development	January 2001 through December 2006

K. F. Beauchamp, Age 50
SM&P
--------
Chief Financial Officer (4)	August 2006

J. A. Fallert, Age 52
Laclede Gas
---------------
Controller	February 1998

*The information provided relates to the Company and its principal subsidiaries. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.
(1)
Officers of Laclede are normally reappointed at the Annual Meeting of the Board of Directors in January of each year to serve at the pleasure of the Board of Directors for the ensuing year and until their successors are elected and qualify.

(2)	Mr. Darrell served as Assistant General Counsel for NiSource, Inc. since 2002.
(3)
Mr. Geiselhart served as the Corporate Finance Consultant for Callaway Partners, LLC since 2003. During that time, he also served as Chief Financial Officer for both TowerLink Corporation, Inc. and Transcender Telecom Acquisition Corporation, Inc. Prior to that he was the founding Chief Financial Officer and Consultant for private equity firms for Quiet Water Associates, LLC from 2002 through 2003 and Vice President, Finance and Corporate Development for Evolution Networks, Inc. from 2000 through 2002.

(4)	Previously, Mr. Beauchamp served as Vice President of Operations of The Steak ‘n Shake Company from 1997 through 2005, as well as Vice President and Controller from 1993 through 1997.

Mr. Barry C. Cooper, former Chief Financial Officer, announced his resignation from the Company and its subsidiaries effective October 1, 2007.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Laclede Group’s common stock trades on The New York Stock Exchange under the symbol “LG”. The high and the low sales price for the common stock for each quarter in the two most recent fiscal years are:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
1st Quarter	37.51	31.60	33.19	28.60
2nd Quarter	36.03	29.32	35.55	29.09
3rd Quarter	33.24	29.29	34.75	31.70
4th Quarter	34.17	28.84	35.65	31.29

The number of holders of record as of September 30, 2007 was 5,538.

Dividends declared on the common stock for the two most recent fiscal years were:

	Fiscal 2007	Fiscal 2006
1st Quarter	$.365	$.345
2nd Quarter	$.365	$.355
3rd Quarter	$.365	$.355
4th Quarter	$.365	$.355

For disclosures relating to securities authorized for issuance under equity compensation plans, see Item 12, page 73.

In January 2005, Laclede Group began purchasing common stock of Laclede Gas with the price set at the book value of Laclede Gas common stock as of the most recently completed fiscal quarter. The details on those sales of common stock of Laclede Gas to Laclede Group are set forth below:

	Aggregate
	Purchase Price	Number
Date of Sale	(millions)	of Shares

January 20, 2005	$1.1	31
May 10, 2005	1.0	29
August 15, 2005	1.0	29
December 15, 2005	1.0	30
February 21, 2006	0.9	26
May 24, 2006	0.9	25
August 15, 2006	0.9	27
March 23, 2007	1.9	55
May 21, 2007	1.0	27
August 10, 2007	1.0	28

The proceeds from Laclede Gas’ sales of stock were used to reduce its short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

For a discussion of the change in transfer agent and rights agent, see Item 9B, page 72.

Item 6. Selected Financial Data

The Laclede Group, Inc.

	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2007	2006	2005	2004	2003
Summary of Operations
Operating Revenues:
Regulated
Gas distribution	$1,131,554	$1,141,011	$978,195	$868,905	$774,772
Non-Regulated
Services	165,733	162,523	141,478	104,239	100,168
Gas marketing	718,704	689,572	469,559	270,328	163,861
Other	5,603	4,445	7,800	6,848	11,529
Total Operating Revenues	2,021,594	1,997,551	1,597,032	1,250,320	1,050,330

Operating Expenses:
Regulated
Natural and propane gas	797,924	821,721	676,931	575,691	483,742
Other operation expenses	131,798	128,180	125,364	121,596	118,550
Maintenance	24,306	21,198	19,226	18,705	18,759
Depreciation and amortization	34,080	30,904	23,036	22,385	22,229
Taxes, other than income taxes	68,361	71,038	62,859	60,077	56,102
Total Regulated Operating Expenses	1,056,469	1,073,041	907,416	798,454	699,382
Non-Regulated
Services	156,658	155,133	129,636	99,511	102,093
Gas marketing	698,962	662,391	462,348	265,394	159,105
Other	4,239	3,711	7,803	6,400	10,615
Total Operating Expenses	1,916,328	1,894,276	1,507,203	1,169,759	971,195
Operating Income	105,266	103,275	89,829	80,561	79,135
Allowance for Funds Used During Construction	(17)	(45)	(100)	(123)	(107)
Other Income and (Income Deductions) - Net	6,829	5,553	1,706	3,758	1,242
Interest Charges:
Interest on long-term debt	22,502	22,329	22,835	22,010	20,169
Interest on long-term debt to unconsolidated affiliate trust	3,573	3,573	3,573	3,573	2,828
Other interest charges	11,154	10,277	4,141	3,231	3,974
Total Interest Charges	37,229	36,179	30,549	28,814	26,971
Income Before Income Taxes and Dividends on
Redeemable Preferred Stock – Laclede Gas	74,849	72,604	60,886	55,382	53,299
Income Tax Expense	25,035	23,567	20,761	19,264	18,652
Dividends on Redeemable Preferred
Stock – Laclede Gas	43	48	55	62	62
Net Income	$49,771	$48,989	$40,070	$36,056	$34,585

Basic Earnings Per Share of Common Stock	$2.32	$2.31	$1.90	$1.82	$1.82

Diluted Earnings Per Share of Common Stock	$2.31	$2.30	$1.90	$1.82	$1.82

Item 6. Selected Financial Data (continued)

The Laclede Group, Inc.

	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2007	2006	2005	2004	2003

Dividends Declared –
Common Stock	$31,505	$30,045	$29,002	$27,183	$25,492
Dividends Declared Per
Share of Common Stock	$1.46	$1.41	$1.375	$1.355	$1.34

Utility Plant
Gross Plant – End of Period	$1,187,828	$1,149,104	$1,105,733	$1,070,522	$1,030,665
Net Plant – End of Period	793,794	763,827	728,481	699,144	676,696
Capital Expenditures	56,434	57,925	54,621	49,130	49,926
Property Retirements	16,331	22,588	19,410	9,276	8,007
Goodwill – End of Period	33,595	33,595	28,124	28,124	28,124
Non-Utility Property	11,270	13,362	11,791	10,038	11,661
Other Investments	45,436	42,731	37,825	36,044	34,337
Total Assets – End of Period	1,641,153	1,570,160	1,434,101	1,317,564	1,258,247

Capitalization – End of Period
Common Stock and Paid-In Capital	$157,707	$148,487	$142,677	$137,039	$87,542
Retained Earnings	268,761	250,495	231,551	220,483	211,610
Accumulated Other Comprehensive Income (Loss)	1,857	3,655	(7,703)	(1,607)	(80)
Common Stock Equity	428,325	402,637	366,525	355,915	299,072
Redeemable Preferred Stock – Laclede Gas	627	787	948	1,108	1,258
Long-Term Debt to Unconsolidated Affiliate Trust	46,400	46,400	46,400	46,400	46,400
Long-Term Debt – Laclede Gas	309,122	349,041	294,033	333,936	259,625
Total Capitalization	$784,474	$798,865	$707,906	$737,359	$606,355

Shares of Common Stock
Outstanding – End of Period	21,646	21,362	21,172	20,981	19,082
Book Value Per Share – End of Period	$19.79	$18.85	$17.31	$16.96	$15.67

Laclede Gas Company’s Selected Financial Data is included in Exhibit 99.1.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE LACLEDE GROUP, INC.

INTRODUCTION

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

SM&P Utility Resources, Inc. (SM&P) is a non-regulated underground facility locating and marking service business. The underground locating industry remains competitive with many contracts subject to termination on short-term notice. SM&P’s customers are concentrated primarily in the utility and telecommunications sectors. Additionally, SM&P’s results can be influenced by seasonality and trends in the construction sector. During fiscal year 2007, the Company received unsolicited inquiries from various third parties regarding the Company’s interest in exploring strategic alternatives involving SM&P. While the Board has made no decision to engage in any strategic transaction involving SM&P, toward the end of fiscal 2007 it authorized the Company’s management to assess: (1) the market value of SM&P; and (2) the benefits to the Company and its shareholders of a potential sale of SM&P. No decision regarding SM&P has been made as of the date of filing of this report. Accordingly, a transaction may or may not ultimately result from this process.

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

Laclede Group’s strategy continues to include efforts to stabilize and improve performance of its core Utility, while developing non-regulated businesses and pursuing, in a measured way, additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of Laclede Group’s strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 16,000 mile natural gas distribution system and related storage facilities. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The settlement of the Utility’s 2007 rate case resulted in a Stipulation & Agreement (Agreement) approved by the MoPSC on July 19, 2007 (as discussed in the Regulatory Matters section on page 28), that further enhances the Utility’s weather mitigation rate design. The enhancements better ensure the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. The Utility’s income from off-system sales remains subject to fluctuations in market conditions. In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility retained all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million were shared with customers, with the Utility retaining 50% of amounts exceeding that threshold. The Agreement approved by the MoPSC in the Utility’s 2007 rate case increases the portion of pre-tax income from off-system sales and capacity release revenues that is shared with customers. Effective October 1, 2007, the Utility is allowed to retain 15% to 30% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets.

Wholesale natural gas prices for the 2005-2006 heating season rose to unprecedented levels across the nation. Laclede Gas continues to work to reduce the impact of higher costs by strategically structuring its natural gas supply portfolio and through the use of financial instruments. Nevertheless, the cost of purchased gas remains high, relative to historical levels. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. While wholesale natural gas prices declined for the 2006-2007 heating season, the generally higher price levels may continue to affect sales volumes (due to the conservation efforts of customers) and cash flows (associated with the timing of collection of gas costs and related accounts receivable from customers).

Laclede Group continues to develop its non-regulated subsidiaries. SM&P is working to further the logical expansion of its business in both new and existing markets. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. Nevertheless, income from LER’s operations is subject to fluctuations in market conditions. LER reported record earnings during fiscal year 2006 as a result of higher margins, caused by Gulf Coast market volatility, as well as higher wholesale sales volumes.

EARNINGS

Overview – Net Income by Operating Segment

(Millions, after-tax )
Years Ended September 30	2007	2006	2005
Regulated Gas Distribution	$32.1	$28.8	$30.6
Non-Regulated Services	3.3	2.4	5.0
Non-Regulated Gas Marketing	13.3	17.1	4.4
Non-Regulated Other	1.1	0.7	0.1
Net Income	$49.8	$49.0	$40.1

Laclede Group’s net income was $49.8 million in fiscal year 2007, compared with $49.0 million in fiscal year 2006, and $40.1 million in fiscal year 2005. Net income increased $0.8 million, or 1.6%, in fiscal year 2007 (compared with fiscal year 2006) primarily due to improved results reported by both Laclede Group’s regulated gas distribution segment and its non-regulated services segment, partially offset by lower earnings recorded by Laclede Group’s non-regulated gas marketing segment. Net income increased $8.9 million, or 22.2%, in fiscal year 2006 (compared with fiscal year 2005) primarily due to improved results reported by Laclede Group’s non-regulated gas marketing segment, partially offset by lower earnings recorded by both Laclede Group’s non-regulated services segment and its regulated gas distribution segment.

Basic and diluted earnings per share were $2.32 and $2.31, respectively, for fiscal year 2007 compared with basic and diluted earnings per share of $2.31 and $2.30, respectively, for fiscal year 2006, and $1.90 for fiscal year 2005. The year-to-year increases in earnings per share were primarily due to the effect of higher net income in each period. Variations in net income were primarily attributable to the factors described below.

2007 vs. 2006
Regulated Gas Distribution net income increased by $3.3 million in 2007, compared with 2006. The increase in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	the effect of higher system gas sales volumes, primarily due to colder weather and other variations totaling $6.7 million;
•	the benefit of the general rate increase, effective August 1, 2007, totaling $5.3 million; and,
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $2.6 million.

These factors were partially offset by:

•	increases in operation and maintenance expenses totaling $6.7 million; and,
•
higher depreciation and amortization expense totaling $3.2 million resulting from the implementation of new depreciation rates effective January 1, 2006, as authorized by the MoPSC, and additional depreciable property.

The Non-Regulated Services segment reported earnings in fiscal year 2007 totaling $3.3 million compared with $2.4 million in fiscal year 2006. The improved results were primarily attributable to the effect of a non-recurring charge recorded last year in association with the employment-related litigation described in Note 14 to the Consolidated Financial Statements and the attainment of new business in existing markets this year, which was partially offset by higher operating expenses this year.

The Non-Regulated Gas Marketing segment reported earnings totaling $13.3 million for fiscal 2007, a decrease in earnings of $3.8 million compared with 2006. While LER achieved increased sales volumes this year over last, margins this year were reduced as volatility in Gulf Coast markets stabilized. LER’s sales volumes increased 30% over the same period last year, principally as a result of increased interstate pipeline wholesale transactions.

2006 vs. 2005
Regulated Gas Distribution net income decreased by $1.8 million in 2006 compared with 2005. Laclede Gas implemented several provisions of the settlement of its 2005 rate case effective October 1, 2005, resulting in variations in several areas from the previous fiscal year. The decrease in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $9.3 million;
•
higher depreciation expense totaling $7.9 million resulting from the implementation of new rates effective February 1, 2005 and January 1, 2006 as authorized by the MoPSC, and additional depreciable property;

•
net lower ISRS totaling $4.5 million. These surcharges were reset to zero effective October 1, 2005, as the ISRS-related costs were being recovered through base rates effective on that same date. A new ISRS was subsequently implemented June 15, 2006; and,

•	the net effect of lower system gas sales volumes totaling $2.7 million, primarily due to conservation efforts of our customers.

These factors were partially offset by:

•	the benefit of the general rate increase, effective October 1, 2005, totaling $9.7 million;
•	the recovery of gas inventory carrying costs through the Utility’s PGA Clause, effective October 1, 2005, totaling $5.6 million; and,
•	a lower provision for uncollectible accounts totaling $4.5 million.

The Non-Regulated Services segment reported earnings in fiscal year 2006 totaling $2.4 million compared with $5.0 million in fiscal year 2005. The reduction in earnings resulted primarily from SM&P’s higher than anticipated expenses related to growth, including those associated with the startup of new business in existing markets, and the net effect of resolution of the previously reported collective action lawsuit and related matters described in Note 14 to the Consolidated Financial Statements.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $12.7 million compared with 2005, primarily as a result of LER’s higher margins caused by increased price volatility and hurricane-related regional supply/demand imbalances, as well as higher sales volumes. LER’s sales volumes increased 22% over the prior year, principally as a result of increased interstate pipeline wholesale transactions.

Regulated Operating Revenues

2007 vs. 2006
Regulated operating revenues for fiscal year 2007 decreased $9.5 million compared to fiscal year 2006 due in part to lower wholesale gas costs. Temperatures experienced in the Utility’s service area during 2007 were 5.7% colder than the same period last year, but 7.4% warmer than normal. Total system therms sold and transported were 0.91 billion for fiscal year 2007 compared with 0.87 billion for fiscal year 2006. Total off-system therms sold and transported were 0.21 billion for fiscal year 2007 compared with 0.16 billion for fiscal year 2006. The decrease in regulated operating revenues was primarily attributable to the following factors:

Millions
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$(111.6)
Higher system sales volumes, primarily due to colder weather, and other variations	80.6
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater
detail in the Results of Operations)	48.1
Lower prices charged for off-system sales	(34.5)
General rate increase, effective August 1, 2007	5.3
Higher ISRS revenues implemented June 15, 2006, January 2, 2007, and June 16, 2007	2.6
Total Variation	$(9.5)

2006 vs. 2005
Regulated operating revenues for fiscal year 2006 increased $162.8 million, or 16.6%, above fiscal year 2005 due primarily to higher wholesale gas costs. Temperatures experienced in the Utility’s service area during 2006 were 12.4% warmer than normal but essentially the same as fiscal 2005. Total system therms sold and transported were 0.87 billion for fiscal year 2006 compared with 0.91 billion for fiscal year 2005. Total off-system therms sold and transported were 0.16 billion for fiscal year 2006 compared with 0.20 billion for fiscal year 2005. The increase in regulated operating revenues was primarily attributable to the following factors:

Millions
Higher wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$196.0
Lower system sales volumes and other variations, primarily due to the conservation efforts of customers due to higher natural gas prices	(36.4)
Lower off-system sales volumes	(32.5)
Higher prices charged for off-system sales	27.2
Net effect of the general rate increase, recovery of gas inventory carrying costs, and resetting the ISRS to zero, effective October 1, 2005, combined with the subsequent implementation of a new ISRS effective June 15, 2006	8.5
Total Variation	$162.8

Regulated Operating Expenses

2007 vs. 2006
Regulated operating expenses in fiscal year 2007 decreased $16.6 million, or 1.5%, from fiscal year 2006. Natural and propane gas expense decreased $23.8 million from last year’s level, primarily attributable to lower rates charged by our suppliers, which was partially offset by higher system volumes purchased for sendout and increased off-system gas expense. Other operation and maintenance expenses increased $6.7 million, or 4.5%, primarily due to increased maintenance and distribution charges, increased group insurance charges, higher wage rates, and a higher provision for uncollectible accounts. These factors were partially offset by decreased injuries and damages expense as well as a gain on the disposal of assets. Depreciation and amortization expense increased $3.2 million, or 10.3%, primarily due to higher rates authorized in the 2005 rate case effective January 1, 2006, and additional depreciable property. Taxes, other than income, decreased $2.7 million, or 3.8%, primarily due to lower property taxes and decreased gross receipts taxes (attributable to the decreased revenues).

2006 vs. 2005
Regulated operating expenses in fiscal year 2006 increased $165.6 million, or 18.3%, from fiscal year 2005. Natural and propane gas expense increased $144.8 million above last year’s level primarily due to higher rates charged by our suppliers, partially offset by lower volumes purchased for sendout and slightly lower off-system gas expense. Other operation and maintenance expenses increased $4.8 million, or 3.3%, primarily due to implementation costs related to the automated meter reading deployment, higher costs associated with low income energy assistance and energy efficiency programs implemented October 1, 2005, compensation expense associated with Laclede Group’s implementation of Statement of Financial Accounting Standards (SFAS) No. 123(R), increased pension costs, and higher wage rates. These factors were partially offset by a lower provision for uncollectible accounts, lower group insurance charges, and a reduction in costs to remove retired utility plant that were previously charged to expense as incurred. An accrual for such costs is currently being provided for in depreciation rates. Depreciation and amortization expense increased $7.9 million, or 34.2%, primarily due to higher rates effective February 1, 2005 and January 1, 2006, and additional depreciable property. Taxes, other than income, increased $8.2 million, or 13.0%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group’s non-regulated services operating revenues for fiscal year 2007 increased $3.2 million from those revenues for fiscal year 2006 primarily due to SM&P’s attainment of new business in existing markets. The increase in non-regulated services operating expenses totaling $1.5 million was primarily attributable to increased wage, benefit, and vehicle expense, partially offset by the effect of settlement costs associated with the employment-related litigation recorded in fiscal year 2006.

Laclede Group’s non-regulated services operating revenues for fiscal year 2006 increased $21.0 million from those revenues for fiscal year 2005 primarily due to SM&P’s attainment of new business in existing markets. The increase in non-regulated services operating expenses totaling $25.5 million was primarily attributable to higher than anticipated operating expenses, including those associated with the startup of new business in existing markets, and the net effect of resolution of the previously reported collective action lawsuit and related matters described in Note 14 to the Consolidated Financial Statements.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing revenues increased $29.1 million in fiscal year 2007 from those revenues for fiscal year 2006 primarily due to increased sales volumes by LER, partially offset by lower per unit gas sales prices. The increase in non-regulated gas marketing operating expenses of $36.6 million was primarily associated with increased gas expense related to increased volumes purchased, partially offset by lower prices.

Non-regulated gas marketing revenues increased $220.0 million in fiscal year 2006 from those revenues for fiscal year 2005 primarily due to higher sales prices and increased sales volumes by LER. The increase in non-regulated gas marketing operating expenses of $200.0 million was primarily associated with increased gas expense related to higher prices and increased volumes purchased.

Non-Regulated Other Operating Revenues and Operating Expenses

Non-regulated other operating revenues increased $1.2 million in fiscal 2007, primarily due to an increase in merchandise sales. The $3.4 million decrease in non-regulated other operating revenues in fiscal year 2006 from fiscal year 2005 was primarily due to a decrease in sales levels recorded by Laclede Pipeline Company. Non-regulated other operating expenses increased $0.5 million in fiscal 2007, primarily due to an increase in expenses associated with increased merchandise sales. The $4.1 million decrease in non-regulated other operating expenses in fiscal year 2006 from fiscal year 2005, was primarily due to a decrease in expenses associated with decreased sales recorded by Laclede Pipeline Company.

Other Income and Income Deductions-Net

Other income and income deductions-net increased $1.3 million in fiscal year 2007, due to increased investment income, higher interest income, and other minor variations, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs. Such carrying costs are recovered through the Utility’s PGA Clause. The $3.9 million increase in other income and income deductions-net in fiscal year 2006 from fiscal year 2005 was primarily attributable to additional income resulting from Laclede Gas’ application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments, as approved by the MoPSC effective October 1, 2005. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold. Such income is recovered through the PGA Clause. This additional income was partially offset by the Utility’s receipt and recognition in April 2005 of proceeds related to its interest, as a policyholder, in the sale of a mutual insurance company totaling $0.5 million.

Interest Charges

The $1.1 million increase in interest charges in fiscal year 2007 was primarily due to higher interest on short-term debt and other minor variations. Average short-term interest rates were 5.4% this year compared with 4.7% in fiscal year 2006. Average short-term borrowings were $156.2 million and $172.4 million for fiscal years 2007 and 2006, respectively.

The $5.6 million increase in interest charges in fiscal year 2006 was primarily due to higher interest on short-term debt. Average short-term interest rates were 4.7% in fiscal 2006 compared with 2.7% in fiscal year 2005. Average short-term borrowings were $172.4 million and $83.3 million for fiscal years 2006 and 2005, respectively. Increased interest on short-term debt was slightly offset by lower interest on long-term debt due to the November 2004 maturity of $25 million principal amount of 8 1/2 % First Mortgage Bonds and the May 2006 maturity of $40 million principal amount of 8 5/8% First Mortgage Bonds. The decreased interest on long-term debt due to the aforementioned maturities was partially offset by the issuance of $55 million principal amount of 6.15% First Mortgage Bonds on June 9, 2006.

Income Taxes

The increases in income tax expense for all periods reported are primarily due to higher pre-tax income. The year-to-year variations in income tax expense also reflect the effect of lower income tax expense in fiscal year 2006 associated with a change in estimated tax depreciation and other property-related deductions.

Labor Agreement

Laclede Gas has a labor agreement with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represent 65% of Laclede Gas’ employees. The agreement expires on July 31, 2008.

The Missouri Natural Division of Laclede Gas has a labor agreement with Local 11-884 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represents 5% of Laclede Gas’ employees. The agreement expires on April 15, 2009.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following represent the more significant items requiring the use of judgment and estimates in preparing our consolidated financial statements:

Allowances for doubtful accounts – Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. The Utility’s provision for uncollectible accounts is dependent on the regulatory treatment provided for such costs. Beginning in fiscal 2006, as approved by the MoPSC, the Utility is allowed to defer for future recovery certain costs associated with amendments to the Cold Weather Rule. For details on the Cold Weather Rule, see the Regulatory Matters section on page 28.

Employee benefits and postretirement obligations – Pension and postretirement obligations are calculated by actuarial consultants that utilize several statistical factors and other assumptions related to future events, such as discount rates, returns on plan assets, compensation increases, and mortality rates. For the Utility, the amount of expense recognized and the amounts reflected in other comprehensive income are dependent upon the regulatory treatment provided for such costs, as discussed further below. Certain liabilities related to group medical benefits and workers’ compensation claims, portions of which are self-insured and/or contain “stop-loss” coverage with third-party insurers to limit exposure, are established based on historical trends.

    The table below reflects the sensitivity of Laclede’s plans to potential changes in key assumptions:

Pension Plan Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual
		Benefit	Net Pension
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(7,620)	$(170)
	(0.25)	7,820	160

Rate of Future Compensation Increase	0.25%	5,800	720
	(0.25)	(5,600)	(700)

Expected Return on Plan Assets	0.25%	—	(610)
	(0.25)	—	610

Postretirement Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual Net
		Postretirement	Postretirement
		Benefit	Benefit
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(1,370)	$(89)
	(0.25)	1,410	90

Expected Return on Plan Assets	0.25%	—	(57)
	(0.25)	—	57

Annual Medical Cost Trend	1.00%	2,930	720
	(1.00)	(2,660)	(630)

* Excludes the impact of regulatory deferral mechanism. See Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements for information regarding the regulatory treatment of these costs.

Goodwill valuation – In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment annually or whenever events or circumstances occur that may reduce the value of goodwill. In performing impairment tests, valuation techniques require the use of estimates with regard to discounted future cash flows of operations, involving judgments based on a broad range of information and historical results. If the test indicates impairment has occurred, goodwill would be reduced, adversely impacting earnings. This test of goodwill impairment may be carried forward from one year to the next if the most recent fair value determination exceeded the carrying value by a substantial margin, the assets and liabilities that comprise the reporting entity had not changed significantly, and the Company believes that based on an analysis of events that had occurred and circumstances that had changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount is remote.

Laclede Gas accounts for its regulated operations in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” This Statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory process. Management believes the following represent the more significant items recorded through the application of SFAS No. 71:

The Utility’s PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including the costs, cost reductions and related carrying costs associated with the Utility’s use of natural gas financial instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and regulatory liabilities that are recovered or refunded in a subsequent period. Effective October 1, 2005, the Utility was authorized to implement the recovery of gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season. The MoPSC also approved the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold. Effective October 1, 2007, pursuant to the 2007 rate case, the PGA Clause also provides for a portion of income from off-system sales and capacity release revenues to be flowed through to customers.

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

The amount of net periodic pension and other postretirement benefit cost recognized in the financial statements related to the Utility’s qualified pension plans and other postretirement benefit plans is based upon allowances, as approved by the MoPSC, which have been established in the rate-making process for the recovery of these costs from customers. The differences between these amounts and actual pension and other postretirement benefit costs incurred for financial reporting purposes are deferred as regulatory assets or regulatory liabilities. SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires that changes that affect the funded status of pension and other postretirement benefit plans, but that are not yet required to be recognized as components of pension and other postretirement benefit cost, be reflected in other comprehensive income. For the Utility’s qualified pension plans and other postretirement benefit plans, amounts that would otherwise be reflected in other comprehensive income are deferred with entries to regulatory assets or regulatory liabilities.

For further discussion of significant accounting policies, see Note 1 to the Consolidated Financial Statements included on page 45.

REGULATORY MATTERS

At the state level, there have been several significant regulatory developments during the fiscal year affecting Laclede Gas. Some of these issues were impacted by the settlement of the Utility’s 2007 rate case as discussed later in this section.

A law became effective January 1, 2006, that authorizes the MoPSC to implement rules and tariff provisions through which rates can be adjusted between general rate case proceedings to reflect increases and decreases in certain costs and revenues. For gas utilities like Laclede Gas, these include rate adjustments to reflect revenue changes resulting from the impact of weather and conservation on customer usage and to reflect changes in the costs to comply with environmental laws, rules, and regulations. Various parties have been meeting in an attempt to negotiate rules to implement these programs. The MoPSC has acted on a rule relating to the establishment of a fuel adjustment clause for electric utilities. While no rules have been implemented for gas utilities, the MoPSC has approved rate designs for three gas utilities (including Laclede Gas) that mitigate the effects of weather and conservation on utility margins. In the Utility’s 2007 rate case, the MoPSC approved rate design changes allowing Laclede Gas to better ensure the recovery of the Utility’s fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.

On October 24, 2005, the Missouri Office of Public Counsel proposed an emergency amendment to the MoPSC’s Cold Weather Rule (Rule) affecting the disconnection and reconnection practices of utilities during the winter heating season. On December 19, 2005, the MoPSC issued an Order approving certain changes to the Rule to be effective between January 1 and March 31, 2006. On August 11, 2006, after various appeals to the Cole County Circuit Court, Missouri Court of Appeals, and the Missouri Supreme Court by the parties, including Laclede Gas, the MoPSC approved permanent modifications to the Rule, including provisions to allow the Utility to obtain accounting authorizations and defer for future recovery the costs previously incurred with the emergency amendment for the fiscal 2006 heating season. In conjunction with the settlement of the 2007 rate case, the MoPSC provided for the recovery of $5.0 million in costs associated with the fiscal 2006 heating season, during the next five-year period. During fiscal 2007, the Utility deferred for future recovery an additional $2.7 million of costs associated with the fiscal 2007 heating season. On October 31, 2007, the Utility filed for determination and subsequent recovery of the deferred amount. On November 16, 2007, the MoPSC directed the MoPSC Staff and the Missouri Office of Public Counsel to submit their positions regarding the Utility’s filing by February 28, 2008.

On December 29, 2005, the MoPSC Staff proposed a disallowance of approximately $3.3 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2004. Following technical conferences, the Staff subsequently reduced its proposed disallowance to approximately $2.1 million. Laclede Gas believed that the MoPSC Staff’s position lacked merit and vigorously opposed the adjustment in proceedings before the MoPSC on January 29, 2007. On June 28, 2007, the MoPSC issued an Order rejecting the MoPSC Staff’s proposed disallowance and declaring that the Company was not imprudent with respect to the particular gas purchasing practice questioned by the MoPSC Staff. This case is now closed.

On November 3, 2006, the Utility made an ISRS filing with the Commission designed to increase revenues by $1.9 million annually. On December 28, 2006, the MoPSC approved implementation of the Utility’s proposed ISRS filing effective January 2, 2007. On March 30, 2007, the Utility made an ISRS filing with the Commission designed to increase revenues by an additional $1.8 million annually. On June 5, 2007, the MoPSC approved implementation of the Utility’s March 2007 ISRS filing effective June 16, 2007. These surcharges were reset to zero effective August 1, 2007, as the ISRS-related costs are being recovered through new base rates effective on that same date (see the rate case discussion later in this section). On November 9, 2007, the Utility made an ISRS filing with the Commission designed to increase revenues by $1.6 million annually, pending approval by the Commission.

Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. Through the date of this report, the AMR system has been deployed to more than 668,000 customer meters, representing well over 98% of Laclede’s total customer base population. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has approximately 40% of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff sought customer service accommodations for customers whose previous estimated bills will require adjustment to reflect actual usage. On May 11, 2006, the Missouri Office of Public Counsel also filed a complaint alleging that Laclede Gas billed customers for prior underestimated usage for a longer period of time than permitted by Commission rules. Laclede Gas filed responses generally denying the MoPSC Staff’s and Missouri Office of Public Counsel’s allegations. On November 7, 2006, Laclede Gas, the Missouri Office of Public Counsel, and other parties filed a Stipulation & Agreement that resolves certain issues raised in this case. The MoPSC Staff neither supported nor opposed the Stipulation & Agreement. On December 21, 2006, the Commission approved the Stipulation & Agreement, dismissed the Missouri Office of Public Counsel’s complaint, and suspended Staff’s complaint, subject to Laclede’s compliance with the Stipulation & Agreement. The primary terms of the Stipulation & Agreement include the Utility’s provision of bill credits totaling $0.5 million to customers who received billing adjustments reconciling undercharges for periods exceeding 12 months, a limit on future billing adjustments that reconcile undercharges to 12 months, and additional notices to customers concerning such billing adjustments.

The Utility’s labor union representing field service workers, USW Local 11-6 (Union), also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. On November 2, 2006, the MoPSC denied and dismissed one of these complaints. On December 11-12, 2006, the MoPSC held a hearing on the Union’s last remaining complaint. That hearing was completed on February 26, 2007. On June 22, 2007, the MoPSC issued an Order denying the Union’s remaining complaint and dismissing the case. This case is now closed.

On December 1, 2006, Laclede Gas filed tariff sheets designed to increase revenues by $52.9 million annually, or 5.6%. Although the Utility’s filing requested an increase of $44.9 million in non-gas revenues, $1.8 million of that amount was already being paid by customers through the current ISRS, which would no longer have been collected upon approval of the Utility’s rate request. In addition, Laclede Gas proposed to increase its PGA rates by $9.8 million in order to recover the gas cost portion of its bad debts through the PGA rather than through its non-gas distribution rates. The December 1 filing also proposed a comprehensive regulatory compact that included:
•	a pilot program in which residential customers could lock in for a twelve-month period the cost per therm of gas included in their monthly bills;
•	a conservation program that would provide customers an opportunity to earn a rebate by conserving natural gas during the peak winter heating months;
•	a three-year base rate moratorium; and,
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

Finally, Laclede Gas proposed several modifications to its weather mitigation rate design in order to better ensure the Utility’s recovery of its fixed costs. Initially, the MoPSC suspended implementation of the Utility’s proposed rates until November 1, 2007. However, on July 9, 2007, as a result of a June 2007 settlement conference, the parties to the case filed a Unanimous Stipulation & Agreement (Agreement) with the MoPSC resolving all matters in the proceeding. The MoPSC approved the Agreement on July 19, 2007. The Agreement includes, among other things:
•
an increase of $38.6 million in non-gas revenues effective August 1, 2007, including $5.5 million already being billed to customers through an ISRS which would no longer be collected, although the Utility retains the right to file for authorization to reinstate an ISRS based on future eligible infrastructure-related costs;

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

•	modifications to provisions that afford the Utility an opportunity to retain a portion of any savings it may achieve in connection with the procurement of gas supplies; and,
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

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005, largely on the same grounds as it had proposed regarding the disallowance of the Utility’s recovery of purchased gas cost applicable to fiscal 2004. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. Laclede Gas believes that the remainder of the MoPSC Staff’s proposed disallowance lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

At the federal level, Laclede Pipeline Company (Pipeline), a wholly-owned subsidiary of Laclede Group, filed a tariff with the Federal Energy Regulatory Commission (FERC) on March 1, 2006, requesting approval to transport liquefied petroleum gas under the Interstate Commerce Act. Historically, Pipeline has supplied propane to Laclede Gas to supplement the Utility’s natural gas supplies during peak consumption periods. Prior to April 1, 2006, in various Utility rate proceedings over the years, the MoPSC approved Laclede Gas’ rates that were intended to include the recovery of Pipeline’s costs. Pipeline made the March 1 tariff filing due to changes in the types of transactions Pipeline conducts with third parties during those periods when Laclede Gas is not fully utilizing Pipeline’s capacity. The MoPSC filed a protest to Pipeline’s filing, to which Pipeline responded, and on March 31, 2006, the FERC accepted Pipeline’s tariff, effective April 1, 2006. On May 1, 2006, the MoPSC filed a request for rehearing of the FERC’s Order approving Pipeline’s tariff, and on May 31, 2006, the FERC issued a “tolling order” in connection with the MoPSC’s request for rehearing which extended the 30-day statutory time period for the FERC to rule on the MoPSC’s request. On June 5, 2007, the FERC denied the MoPSC’s request for rehearing of the FERC’s March 31, 2006 Order approving Pipeline’s FERC tariff. On August 3, 2007, the MoPSC filed with the United States Court of Appeals for the District of Columbia Circuit a petition for review of the FERC’s March 31, 2006 and June 5, 2007 Orders. On August 31, 2007, Pipeline filed a motion to intervene in the court proceeding. On September 18, 2007, the FERC filed a motion to dismiss, maintaining that Section 15 of the Interstate Commerce Act precludes judicial review of the FERC’s Orders. On October 3, 2007, the MoPSC filed a response opposing the FERC’s motion. On November 13, 2007, the United States Court of Appeals for the District of Columbia Circuit dismissed the MoPSC’s petition for review of the FERC’s Orders accepting Pipeline’s tariffs. Pipeline is providing liquid propane transportation service to Laclede Gas pursuant to an approved FERC tariff and a contractual arrangement between Pipeline and Laclede Gas. In accordance with the terms of that agreement, Laclede Gas is obligated to pay Pipeline approximately $1.0 million annually, at current rates, commencing April 1, 2006. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months’ notice.

ACCOUNTING PRONOUNCEMENTS

The Company has evaluated or is in the process of evaluating the impact that recently issued accounting standards will have on the Company’s financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Standards section of Note 1 to the Consolidated Financial Statements.

INFLATION

The accompanying consolidated financial statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital-intensive nature of the business of Laclede Gas, the most significant impact of inflation is on the depreciation of utility plant. Rate regulation, to which Laclede Gas is subject, allows recovery through its rates of only the historical cost of utility plant as depreciation. While no plans exist to undertake replacements of plant in service other than normal replacements and those under existing replacement programs, Laclede Gas believes that any higher costs experienced upon replacement of existing facilities would be recovered through the normal regulatory process.

CREDIT RATINGS

As of September 30, 2007, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility	S&P	Moody’s	Fitch
Laclede Group Corporate Rating	A		A-
Laclede Gas First Mortgage Bonds	A	A3	A+
Laclede Gas Commercial Paper	A-1	P-2
Laclede Capital Trust I Trust Preferred Securities	A-	Baa3	BBB+

The Company has investment grade ratings and believes that it will have adequate access to the financial markets to meet its capital requirements. These ratings remain subject to review and change by the rating agencies.

CASH FLOWS

The Company’s short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the lag between when it purchases natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas, variations in the timing of collections of gas cost under the Utility’s PGA Clause, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year, and can cause significant variations in the Utility’s cash provided by or used in operating activities.

Net cash provided by operating activities for the fiscal year ended 2007 was $81.3 million, compared with net cash used in operating activities of $8.3 million for fiscal year 2006 and net cash provided by operating activities of $103.0 million for fiscal year 2005. The year-to-year variations are primarily attributable to the timing of the Utility’s cash receipts and payments related to accounts payable, accounts receivable, deferred purchased gas cost, and the cost of natural gas storage inventories, all of which were impacted by year-to-year changes in the wholesale cost of natural gas. These variations were partially offset by improved cash flows at LER during fiscal 2006.

Net cash used in investing activities for fiscal years 2007, 2006 and 2005 were $58.7 million, $72.4 million and $61.4 million, respectively. Net cash used in investing activities primarily reflected capital expenditures in all periods, and an acquisition by SM&P in fiscal 2006.

Net cash used in financing activities was $20.6 million for fiscal year 2007. Net cash provided by financing activities was $125.5 million for fiscal year 2006 and net cash used in financing activities was $49.5 million for fiscal 2005. The year-to-year variations are primarily due to the level of short-term debt required as a result of fluctuations in cash provided by operating activities associated with the effect of changes in natural gas prices described previously. Effective October 1, 2005, the Utility applies carrying costs to all over- and under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments and gas storage inventories.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. Throughout this fiscal year, Laclede Gas had a line of credit in place of $320 million, which expires in December 2010. In November 2007, the Utility established a seasonal line of credit of $40 million, which will expire in March 2008. The Utility had short term borrowings aggregating to a maximum of $262.1 million at any one time during the fiscal year. Due to disruptions in the commercial paper market, Laclede Gas drew on its bank line during the fourth quarter to replace higher-cost commercial paper, up to a maximum of $70 million. All such borrowings were repaid prior to September 30, 2007, as the commercial paper market returned to more normal conditions. Short-term commercial paper borrowings outstanding at September 30, 2007 were $211.4 million at a weighted average interest rate of 5.5% per annum. Based on short-term borrowings at September 30, 2007, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $2.1 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On September 30, 2007, total debt was 62% of total capitalization. For the fiscal year ended September 30, 2007, EBITDA was 3.40 times interest expense.

On March 20, 2007, Laclede Gas filed a shelf registration on Form S-3 with the Securities and Exchange Commission (SEC) for issuance of $350 million of securities, which filing became effective April 10, 2007. This filing also deregistered $65 million of securities under the Utility’s previous shelf registration statement. The full amount of this new shelf registration remains available to Laclede Gas at this time. On March 6, 2007, the Utility received authority from the MoPSC to issue up to $500 million in first mortgage bonds, unsecured debt, and equity securities. During fiscal year 2007, pursuant to this authority, the Utility sold 110 shares of its common stock to Laclede Group for $3.8 million, leaving $496.2 million remaining under this authorization as of the date of this filing. The amount, timing and type of additional financing to be issued will depend on cash requirements and market conditions.

At September 30, 2007, Laclede Gas had fixed-rate long-term debt, including current obligations, totaling $350 million. On November 1, 2007, Laclede Gas paid at maturity $40 million principal amount of 7 1/2% First Mortgage Bonds. This maturity was funded through short-term borrowings. While the remaining long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3 with the SEC, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this
Form S-3, $362.4 million remain registered and unissued as of September 30, 2007. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit, expiring in August 2008, to meet short-term liquidity needs of its subsidiaries. These lines of credit have a covenant limiting the total debt of the consolidated Laclede Group to no more that 70% of the Company’s total capitalization, giving a 50% debt weighting to the subordinated debt issued to an unconsolidated affiliated trust. This ratio stood at 57% on September 30, 2007. These lines have been used to provide letters of credit on behalf of SM&P, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. At September 30, 2007, letters of credit provided on behalf of SM&P totaled $2.8 million. There were no borrowings under Laclede Group’s lines during the fiscal year.

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At September 30, 2007, the maximum guarantees under these leases are $1.9 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At September 30, 2007, the carrying value of the liability recognized for these guarantees was $0.3 million.

SM&P has several operating leases, the aggregate annual cost of which is $8.6 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $16.8 million. In the event that Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $13.4 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $33.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of September 30, 2007. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $9.8 million bringing the total to $42.8 million in guarantees outstanding at November 28, 2007. No amounts have been recorded for these guarantees in the financial statements.

Utility capital expenditures were $56.4 million in fiscal year 2007, compared with $57.9 million and $54.6 million for the fiscal years 2006 and 2005, respectively. Utility capital expenditures are expected to be approximately $59 million in fiscal year 2008. Non-utility capital expenditures for fiscal year 2007 were $2.5 million compared with $5.5 million in fiscal year 2006, and $5.6 million in fiscal year 2005, and are estimated to be approximately $4 million in fiscal year 2008.

Consolidated capitalization at September 30, 2007, excluding current obligations of long-term debt and preferred stock, consisted of 54.6% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, 5.9% long-term debt to unconsolidated affiliate trust, and 39.4% Laclede Gas long-term debt.

Laclede Group’s ratio of earnings to fixed charges was 2.8 for fiscal years 2005 through 2007.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

CONTRACTUAL OBLIGATIONS

As of September 30, 2007, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Principal Payments on Long-Term Debt	$396.4	$40.0	$—	$25.0	$331.4
Interest Payments on Long-Term Debt	492.4	24.6	46.1	43.7	378.0
Operating Leases (a)	17.1	6.3	7.4	2.4	1.0
Purchase Obligations – Natural Gas (b)	537.7	358.6	87.0	44.9	47.2
Purchase Obligations – Other (c)	113.4	15.4	18.6	16.3	63.1
Total (d)	$1,557.0	$444.9	$159.1	$132.3	$820.7

(a)
Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2007 New York Mercantile Exchange futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operating of its Purchased Gas Adjustment Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The categories of Capital Leases and Other Long-Term liabilities have been excluded from the table above because there are no applicable amounts of contractual obligations under these categories. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $0.8 million in fiscal year 2008. Laclede Gas anticipates a $0.4 million contribution relative to its non-qualified pension plans during fiscal year 2008. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $8.2 million to the qualified trusts and $0.3 million directly to participants from Laclede Gas’ funds during fiscal year 2008. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas financial instruments are allowed to be passed on to the Utility’s customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At September 30, 2007, the Utility held 38.6 million MMBtu of futures contracts at an average price of $8.45 per MMBtu. Additionally, 3.0 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through October 2008.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed-price commitments associated with the purchase or sale of natural gas. As part of LER’s risk management policy, LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At September 30, 2007, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For a description of environmental matters, see Note 14 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management Discussion and Analysis of Financial Condition is included in Exhibit 99.1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the “Market Risk” subsection in Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 33.

Item 8. Financial Statements and Supplementary Data

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2007. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the internal control over financial reporting of The Laclede Group, Inc. and its subsidiaries (the “Company”) as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2007 of the Company and our report dated November 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R), effective September 30, 2007.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of The Laclede Group, Inc. and its subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of income, common shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and its subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R), effective September 30, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 28, 2007

Item 8. Financial Statements and Supplementary Data

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME

(Thousands, Except Per Share Amounts)
Years Ended September 30	2007	2006	2005

Operating Revenues:
Regulated
Gas distribution	$1,131,554	$1,141,011	$978,195
Non-Regulated
Services	165,733	162,523	141,478
Gas marketing	718,704	689,572	469,559
Other	5,603	4,445	7,800
Total Operating Revenues	2,021,594	1,997,551	1,597,032
Operating Expenses:
Regulated
Natural and propane gas	797,924	821,721	676,931
Other operation expenses	131,798	128,180	125,364
Maintenance	24,306	21,198	19,226
Depreciation and amortization	34,080	30,904	23,036
Taxes, other than income taxes	68,361	71,038	62,859
Total Regulated Operating Expenses	1,056,469	1,073,041	907,416
Non-Regulated
Services	156,658	155,133	129,636
Gas marketing	698,962	662,391	462,348
Other	4,239	3,711	7,803
Total Operating Expenses	1,916,328	1,894,276	1,507,203
Operating Income	105,266	103,275	89,829
Other Income and (Income Deductions) – Net	6,812	5,508	1,606
Interest Charges:
Interest on long-term debt	22,502	22,329	22,835
Interest on long-term debt to unconsolidated affiliate trust	3,573	3,573	3,573
Other interest charges	11,154	10,277	4,141
Total Interest Charges	37,229	36,179	30,549
Income Before Income Taxes and Dividends on
Redeemable Preferred Stock – Laclede Gas	74,849	72,604	60,886
Income Tax Expense	25,035	23,567	20,761
Dividends on Redeemable Preferred Stock – Laclede Gas	43	48	55
Net Income	$49,771	$48,989	$40,070

Average Number of Common Shares Outstanding	21,455	21,247	21,080

Basic Earnings Per Share of Common Stock	$2.32	$2.31	$1.90

Diluted Earnings Per Share of Common Stock	$2.31	$2.30	$1.90

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Thousands)
Years Ended September 30	2007	2006	2005

Net Income	$49,771	$48,989	$40,070
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative
instruments:
Net hedging gain (loss) arising during the period	7,976	16,449	(11,760)
Reclassification adjustment for (gains) losses included in net income	(9,451)	1,582	3,059
Net unrealized gains (losses) on cash flow
hedging derivative instruments	(1,475)	18,031	(8,701)
Minimum pension liability adjustment	377	479	(1,233)
Other Comprehensive Income (Loss), Before Tax	(1,098)	18,510	(9,934)
Income Tax Expense (Benefit) Related to Items
of Other Comprehensive Income (Loss)	(424)	7,152	(3,838)
Other Comprehensive Income (Loss), Net of Tax	(674)	11,358	(6,096)
Comprehensive Income	$49,097	$60,347	$33,974

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(Thousands)
September 30	2007	2006

ASSETS
Utility Plant	$1,187,828	$1,149,104
Less – Accumulated depreciation and amortization	394,034	385,277
Net Utility Plant	793,794	763,827
Goodwill	33,595	33,595

Non-utility property (net of accumulated depreciation and
amortization, 2007, $17,598; 2006, $15,780)	11,270	13,362
Other investments	45,436	42,731
Other Property and Investments	56,706	56,093

Current Assets:
Cash and cash equivalents	52,746	50,778
Accounts receivable:
Gas customers – billed and unbilled	102,224	91,519
Other	86,713	84,728
Allowances for doubtful accounts	(11,268)	(13,105)
Inventories:
Natural gas stored underground at LIFO cost	138,256	137,476
Propane gas at FIFO cost	19,950	19,385
Materials, supplies and merchandise at average cost	4,990	5,973
Derivative instrument assets	31,057	19,117
Unamortized purchased gas adjustments	12,813	44,381
Prepayments and other	29,854	19,594
Total Current Assets	467,335	459,846

Deferred Charges:
Prepaid pension cost	—	65,794
Regulatory assets	285,054	185,644
Other	4,669	5,361
Total Deferred Charges	289,723	256,799

Total Assets	$1,641,153	$1,570,160

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

(Thousands)
September 30	2007	2006
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$428,325	$402,637
Redeemable preferred stock (less current sinking fund requirements) – Laclede Gas	627	787
Long-term debt to unconsolidated affiliate trust	46,400	46,400
Long-term debt (less current portion) – Laclede Gas	309,122	349,041
Total Capitalization	784,474	798,865

Current Liabilities:
Notes payable	211,400	207,300
Accounts payable	106,829	103,274
Advance customer billings	25,440	31,443
Current portion of long-term debt and preferred stock	40,160	159
Wages and compensation accrued	15,482	14,885
Dividends payable	7,970	7,662
Customer deposits	15,899	16,833
Interest accrued	11,103	10,464
Taxes accrued	20,183	15,026
Deferred income taxes current	2,644	7,049
Other	16,555	16,787
Total Current Liabilities	473,665	430,882

Deferred Credits and Other Liabilities:
Deferred income taxes	225,068	232,148
Unamortized investment tax credits	4,200	4,437
Pension and postretirement benefit costs	63,678	20,302
Asset retirement obligations	26,125	26,018
Regulatory liabilities	39,589	33,182
Other	24,354	24,326
Total Deferred Credits and Other Liabilities	383,014	340,413
Commitments and Contingencies (Note 14)
Total Capitalization and Liabilities	$1,641,153	$1,570,160

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION

(Thousands, Except for Shares and Per Share Amounts)
September 30	2007	2006

Common Stock Equity:
Common stock, par value $1 per share:
Authorized – 2007 and 2006, 70,000,000 shares
Issued – 2007, 21,645,637 shares; and
2006, 21,361,639 shares	$21,646	$21,362
Paid-in capital	136,061	127,125
Retained earnings	268,761	250,495
Accumulated other comprehensive income	1,857	3,655
Total Common Stock Equity	428,325	402,637

Redeemable Preferred Stock – Laclede Gas,
par value $25 per share (1,480,000 shares authorized)
Issued and outstanding:
5% Series B – 2007, 25,600 shares; and
2006, 31,951 shares	480	640
4.56% Series C – 2007 and 2006, 5,894 shares	147	147
Total Redeemable Preferred Stock	627	787

Long-Term Debt to Unconsolidated Affiliate Trust	46,400	46,400

Long-Term Debt – Laclede Gas:
First mortgage bonds:
7-1/2% Series, due November 1, 2007	—	40,000
6-1/2% Series, due November 15, 2010	25,000	25,000
6-1/2% Series, due October 15, 2012	25,000	25,000
5-1/2% Series, due May 1, 2019	50,000	50,000
7% Series, due June 1, 2029	25,000	25,000
7.90% Series, due September 15, 2030	30,000	30,000
6% Series, due May 1, 2034	100,000	100,000
6.15% Series, due June 1, 2036	55,000	55,000
Total	310,000	350,000
Unamortized discount, net of premium,
on long-term debt	(878)	(959)
Total Long-Term Debt – Laclede Gas	309,122	349,041
Total	$784,474	$798,865

Long-term debt and preferred stock dollar amounts are exclusive of current portion.

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Issued		Paid-in	Retained	Accum. Other Comp.
(Thousands, Except for Shares and Per Share Amounts)	Shares	Amount	Capital	Earnings	Income	Total

BALANCE OCTOBER 1, 2004	20,981,165	$20,981	$116,058	$220,483	$(1,607)	$355,915
Net income	—	—	—	40,070	—	40,070
Common stock offering	—	—	(96)	—	—	(96)
Dividend reinvestment plan	131,144	131	3,839	—	—	3,970
Stock-based compensation costs	—	—	13	—	—	13
Stock options exercised	59,700	60	1,428	—	—	1,488
Tax benefit – stock compensation	—	—	263	—	—	263
Dividends declared:
Common stock ($1.375 per share)	—	—	—	(29,002)	—	(29,002)
Other comprehensive income (loss)	—	—	—	—	(6,096)	(6,096)
BALANCE SEPTEMBER 30, 2005	21,172,009	$21,172	$121,505	$231,551	$(7,703)	$366,525
Net income	—	—	—	48,989	—	48,989
Dividend reinvestment plan	114,255	114	3,604	—	—	3,718
Stock-based compensation costs	—	—	1,544	—	—	1,544
Stock options exercised	24,375	25	591	—	—	616
Performance-contingent restricted stock award	51,000	51	(51)	—	—	—
Non-employee directors’ restricted stock award	—	—	(145)	—	—	(145)
Tax benefit – stock compensation	—	—	77	—	—	77
Dividends declared:
Common stock ($1.41 per share)	—	—	—	(30,045)	—	(30,045)
Other comprehensive income (loss)	—	—	—	—	11,358	11,358
BALANCE SEPTEMBER 30, 2006	21,361,639	$21,362	$127,125	$250,495	$3,655	$402,637
Net income	—	—	—	49,771	—	49,771
Dividend reinvestment plan	116,973	117	3,690	—	—	3,807
Stock-based compensation costs	—	—	2,388	—	—	2,388
Stock options exercised	108,025	108	2,946	—	—	3,054
Performance-contingent restricted stock award	59,000	59	(59)	—	—	—
Non-employee directors’ restricted stock award	—	—	(292)	—	—	(292)
Tax benefit – stock compensation	—	—	263	—	—	263
Dividends declared:
Common stock ($1.46 per share)	—	—	—	(31,505)	—	(31,505)
Other comprehensive income (loss)	—	—	—	—	(674)	(674)
Adoption of SFAS No. 158, net of tax	—	—	—	—	(1,124)	(1,124)
BALANCE SEPTEMBER 30, 2007	21,645,637	$21,646	$136,061	$268,761	$1,857	$428,325

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

(Thousands)
Years Ended September 30	2007	2006	2005

Operating Activities:
Net Income	$49,771	$48,989	$40,070
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	38,308	34,943	26,645
Deferred income taxes and investment tax credits	(16,144)	30,822	424
Other - net	2,118	1,773	709
Changes in assets and liabilities:
Accounts receivable – net	(14,527)	(6,498)	(38,961)
Unamortized purchased gas adjustments	31,568	(13,120)	(11,643)
Deferred purchased gas costs	13,381	(114,686)	44,575
Accounts payable	3,555	(35,130)	70,038
Advance customer billings – net	(6,003)	755	7,068
Taxes accrued	5,157	(8,524)	6,825
Natural gas stored underground	(780)	22,167	(27,870)
Other assets and liabilities	(25,113)	30,243	(14,843)
Net cash provided by (used in) operating activities	81,291	(8,266)	103,037

Investing Activities:
Capital expenditures	(58,870)	(63,416)	(60,203)
Non-regulated services acquisition	—	(5,700)	—
Other investments	153	(3,312)	(1,190)
Net cash used in investing activities	(58,717)	(72,428)	(61,393)

Financing Activities:
Issuance of first mortgage bonds	—	55,000	—
Maturity/redemption of first mortgage bonds	—	(40,000)	(25,000)
Issuance (repayment) of short-term debt - net	4,100	136,695	(775)
Issuance of common stock	6,569	4,188	5,375
Dividends paid	(31,193)	(29,760)	(28,841)
Preferred stock reacquired – Laclede Gas	(159)	(63)	(244)
Other	77	(601)	—
Net cash (used in) provided by financing activities	(20,606)	125,459	(49,485)

Net Increase (Decrease) in Cash and Cash Equivalents	1,968	44,765	(7,841)
Cash and Cash Equivalents at Beginning of Year	50,778	6,013	13,854
Cash and Cash Equivalents at End of Year	$52,746	$50,778	$6,013

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$35,241	$35,751	$30,313
Income taxes	26,191	9,924	12,167

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiary companies. All subsidiaries are wholly owned. Laclede Gas Company (Laclede Gas or the Utility) and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of Laclede Group except that certain intercompany transactions with Laclede Gas are not eliminated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), services performed by SM&P Utility Resources, Inc. (SM&P) to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table included in Note 13 under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns, respectively.
INVESTMENT IN UNCONSOLIDATED AFFILIATE TRUST - Laclede Group formed a wholly-owned trust, Laclede Capital Trust I (Trust), for the sole purpose of issuing preferred securities and lending the gross proceeds to its parent, Laclede Group. The sole assets of the Trust are debentures of Laclede Group. Laclede Group invested $1.4 million in common securities of the Trust, and the Trust issued $45 million of 7.70% Trust Preferred Securities with a liquidation value of $25 per share due December 1, 2032. The Trust Preferred Securities can be redeemed on or after December 16, 2007. All of the proceeds from the sale of the Trust Preferred Securities, along with the Trust common securities, were invested by the Trust in debentures of Laclede Group, totaling $46.4 million, with the same economic terms as the Trust Preferred Securities. The Consolidated Balance Sheets include Investments in Unconsolidated Subsidiaries of $1.4 million, representing Laclede Group’s common securities investment in the Trust, and reflect Laclede Group’s obligations related to the debentures totaling $46.4 million. The common securities investment is included on the Other Investments line on the Consolidated Balance Sheets.
NATURE OF OPERATIONS - Laclede Group is a public utility holding company under the Public Utility Holding Company Act of 2005. All subsidiaries are wholly owned by Laclede Group. The Regulated Gas Distribution segment includes Laclede Gas, Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas serves an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten other counties in eastern Missouri. As an adjunct to its gas distribution business, Laclede Gas operates underground natural gas storage fields. Laclede Group’s Non-Regulated Services segment includes SM&P, one of the nation’s major underground locating and marking service businesses. SM&P is headquartered in Carmel, Indiana and operates in ten Midwestern and Southwestern states. The Non-Regulated Gas Marketing segment includes LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. The activities of other subsidiaries are described in Note 13, Information by Operating Segment, and are included in Non-Regulated Other.
USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
SYSTEM OF ACCOUNTS - The accounts of Laclede Gas are maintained in accordance with the uniform system of accounts prescribed by the Missouri Public Service Commission (MoPSC or Commission), which system substantially conforms to that prescribed by the Federal Energy Regulatory Commission (FERC). The accounts of Laclede Pipeline Company are maintained in accordance with the Uniform System of Accounts prescribed by the FERC.
UTILITY PLANT, DEPRECIATION AND AMORTIZATION - Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expenses.
Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation and amortization in 2007, 2006 and 2005 averaged 3.1%, 3.0% and 2.5%, respectively, of the original cost of depreciable and amortizable property.
Effective December 1, 2001, the MoPSC ordered the cost of removing retired utility plant to be recovered as an expense when incurred rather than being included in depreciation rates. Prior to December 1, 2001, the Utility’s removal costs, net of salvage, were charged to accumulated depreciation. As ordered by the MoPSC, Laclede Gas instituted lower depreciation rates effective December 1, 2001 and began expensing all removal costs, net of salvage, as incurred. These costs were included in the Other Operation Expenses line on the income statement. Effective July 1, 2002, the MoPSC ordered the negative amortization on a straight-line basis of a portion of the Utility’s depreciation reserve, amounting to

$3.4 million annually. In January 2005, the Commission issued an Order in the Utility’s 1999 rate case relative to the calculation of its depreciation rates with regard to cost of removal. In accordance with the provisions of the Order, Laclede Gas increased certain of its depreciation rates effective February 1, 2005, resulting in higher annual depreciation expense totaling $2.3 million. That same Order also required that operating expenses related to actual removal costs, which the Utility began expensing as incurred in fiscal year 2002, be reduced by $2.3 million annually. As such, the Order had no effect on income or the recovery of depreciation expenses between February 2005 and the subsequent settlement of the Utility’s 2005 rate proceeding that fully implemented Laclede Gas’ depreciation method that was confirmed by the Commission in January 2005.
Pursuant to the terms of the 2005 rate case settlement, higher depreciation rates became effective January 1, 2006, reflecting, in part, an accrual for future removal costs, including costs related to interim retirements. Concurrent with implementation of new depreciation rates on January 1, 2006, Laclede Gas ceased expensing all removal costs, net of salvage, as incurred and discontinued an annual $3.4 million negative amortization of a portion of the Utility’s depreciation reserve, as previously ordered by the MoPSC. Consistent with SFAS No. 71, the Utility records accruals for asset removal costs that are provided for through depreciation expense with credits to Regulatory Liabilities. When Laclede Gas retires depreciable utility plant and equipment, it charges the associated original costs to Accumulated Depreciation and Amortization, and any related removal costs incurred are charged to Regulatory Liabilities. The regulatory liability for accrued asset removal costs represents amounts recovered through rates in excess of actual costs incurred. In the rate setting process, the regulatory liability is deducted from the rate base upon which the Utility has the opportunity to earn its allowed rate of return.
ASSET RETIREMENT OBLIGATIONS –  In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FIN 47, “Accounting for Conditional Asset Retirement Obligations,” Laclede Group records legal obligations associated with the retirement of long-lived assets in the period in which the obligations are incurred, if sufficient information exists to reasonably estimate the fair value of the obligations. Obligations are recorded as both a cost of the related long-lived asset and as a corresponding liability. Subsequently, the asset retirement costs are depreciated over the life of the asset and the asset retirement obligations are accreted to the expected settlement amounts. The Company has recorded asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of Laclede Gas’ distribution system and general plant. Asset retirement obligations recorded by Laclede Group’s non-regulated subsidiaries are not material. As authorized by the MoPSC, Laclede Gas accrues future removal costs associated with its property, plant and equipment through its depreciation rates, even if a legal obligation, as defined by SFAS No. 143 and FIN 47, does not exist. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognizable under SFAS No. 143 and FIN 47 is a timing difference between recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, consistent with SFAS No. 71, these differences are deferred as regulatory liabilities.
Laclede Group first adopted the provisions of FIN 47 on September 30, 2006. Upon adoption, the Utility recorded Asset Retirement Obligations of $26.0 million and increased the carrying value of the related assets by $3.3 million (reflecting an increase in gross plant of $6.8 million reduced by accumulated depreciation totaling $3.5 million). The remaining $22.7 million represents the cumulative effect of adoption and was recorded as a reduction to Regulatory Liabilities pursuant to SFAS No. 71. Had FIN 47 been applied to prior periods, the asset retirement obligations as of September 30, 2005 would have been $24.4 million.
The following table presents a reconciliation of the beginning and ending balances of Asset Retirement Obligations reported in the Consolidated Balance Sheets:

Thousands
Balance at September 30, 2006	$26,018
Liabilities incurred during the period	603
Liabilities settled during the period	(2,372)
Accretion	1,506
Revisions in estimated cash flows	370
Balance at September 30, 2007	$26,125

REGULATED OPERATIONS - Laclede Gas accounts for its regulated operations in accordance with SFAS No. 71. This Statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

(Thousands)	2007	2006

Regulatory Assets:
Future income taxes due from customers	$85,476	$79,061
Pension and postretirement benefit costs	151,163	46,319
Unamortized purchased gas adjustments	12,813	44,381
Purchased gas costs	29,457	42,838
Compensated absences	7,104	6,944
Cold weather rule	6,952	4,700
Other	4,902	5,782
Total Regulatory Assets	$297,867	$230,025
Regulatory Liabilities:
Unamortized investment tax credits	$4,200	$4,437
Accrued cost of removal	33,238	28,928
Other	6,351	4,254
Total Regulatory Liabilities	$43,789	$37,619

As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 million are being recovered and amortized on a straight-line basis over a fifteen-year period, without return on investment. Amortization of these costs totaled $5.4 million from December 27, 1999 through September 30, 2007. Previously deferred costs of $2.1 million are being recovered and amortized on a straight-line basis over a ten-year period, without return on investment. Amortization of these costs totaled $1.6 million from December 27, 1999 through September 30, 2007.
NATURAL GAS STORED UNDERGROUND - Inventory of Utility natural gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of natural gas stored underground for current use at September 30, 2007 exceeded the LIFO cost by $4.3 million and at September 30, 2006 exceeded the LIFO cost by $39.3 million. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates.
REVENUE RECOGNITION – Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at September 30, 2007 and 2006, for the Utility, were $11.9 million and $13.8 million, respectively.
SM&P, LER and Laclede Group’s other non-regulated subsidiaries record revenues when earned, either when the product is delivered or when services are performed.
In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed-price commitments associated with the purchase or sale of natural gas. LER’s fixed-price energy contracts are designated as normal purchases and normal sales, as defined in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues are recorded using a gross presentation.
PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT – The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. To better match customer billings with market natural gas prices, the Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Laclede Gas has a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. The MoPSC clarified that costs, cost reductions, and carrying costs associated with the Utility’s use of natural gas financial instruments are gas costs recoverable through the PGA mechanism. As part of the settlements of the Utility’s 2005 and 2007 rate cases, the following modifications were made to Laclede Gas’ PGA Clause:
•
Previously, the Utility’s tariffs allowed for scheduled gas cost adjustments in the months of November, January, March and June. Effective October 1, 2005, the tariffs allow the Utility flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months.

•
Effective October 1, 2005, the Utility was authorized to implement the recovery of gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season. The MoPSC also approved the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold.

•
In its 2002 rate case, the MoPSC approved a plan applicable to the Utility’s gas supply commodity costs under which it could retain up to 10% of cost savings associated with the acquisition of natural gas below an established benchmark level of gas cost. This gas supply cost management program required that if Laclede Gas’ retention of cost savings reached $5 million, the Utility would retain 1% of any remaining cost savings. The settlement of the Utility’s 2005 rate case continued the plan, with certain modifications. The settlement of the Utility’s 2007 rate case provides certain modifications to the plan, including a provision that allows the Utility to retain 10% of cost savings, up to a maximum of $3.0 million annually, commencing October 1, 2007. Laclede Gas did not record any income under the plan during the past three years. Income recorded under the plan, if any, is included in the Regulated Gas Distribution Operating Revenues on the Statements of Consolidated Income.

Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA (including costs and cost reductions associated with the use of financial instruments and gas inventory carrying costs), amounts due to or from customers related to operation of the gas supply cost management program, and carrying costs on such over-or under-recoveries are reflected as a deferred charge or credit until fiscal year end. At that time, the balance is classified as a current asset or current liability and recovered from or credited to customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings. Effective October 1, 2007, the PGA Clause also provides for the treatment of income from off-system sales and capacity release revenues, as described below.
OFF-SYSTEM SALES - In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility retained all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million were shared with customers, with the Utility retaining 50% of amounts exceeding that threshold. Pursuant to the settlement of the 2007 rate case, the pre-tax amounts in excess of $12 million to be shared with customers resulting from amounts earned in fiscal years 2006 and 2007, totaling approximately $7 million, will be flowed back to customers over an annual period commencing in November 2007. In addition, the portion of pre-tax income to be shared with customers was increased beginning October 1, 2007. The customer share of such income will be determined in accordance with the table below. The difference between the actual amount allocated to customers for each fiscal year and the estimated amount assumed in PGA rates will be recovered from or credited to customers over an annual period commencing in the subsequent November.
Pre-tax Income	Customer Share	Company Share
First $2 million	85%	15%
Next $2 million	80%	20%
Next $2 million	75%	25%
Amounts exceeding $6 million	70%	30%

INCOME TAXES - Laclede Group and its subsidiaries have elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. The provision for current income taxes reflects the tax treatment of these items. Laclede Group companies record deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies.
Laclede Gas’ investment tax credits utilized prior to 1986 have been deferred and are being amortized in accordance with regulatory treatment over the useful life of the related property.
CASH AND CASH EQUIVALENTS - All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value.
EARNINGS PER COMMON SHARE - Basic earnings per common share is computed by dividing Net Income by the weighted average number of shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company had outstanding at September 30, 2007, were stock options and nonvested restricted stock. The diluted weighted average shares outstanding, as shown in Note 4, reflects the potential dilution as a result of these stock options and nonvested restricted stock as determined using the Treasury Stock Method. Securities that are antidilutive are excluded from the calculation of diluted earnings per share.
GOODWILL – There was no change in the recorded amount of goodwill during fiscal 2007. During fiscal 2006, goodwill increased $5.5 million reflecting additional goodwill recorded in conjunction with SM&P’s acquisition of the Indiana assets of Reliant Services, LLC in August 2006. The total amount of goodwill is attributable to SM&P and is included in the Non-Regulated Services segment.
Laclede Group tests goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and completes its impairment test in the second quarter of each fiscal year, or sooner, if facts and circumstances indicate possible impairment. The test of goodwill impairment may be carried forward from one year to the next if the most recent fair value determination exceeded the carrying value by a substantial margin, the assets and liabilities that comprise the reporting entity had not changed significantly, and the Company believes that based on an analysis of events that had occurred and circumstances that had changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount is remote.
GROSS RECEIPTS AND SALES TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues were $51.8 million, $53.0 million, and $44.2 million for fiscal years 2007, 2006, and 2005, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes Other Than Income line.
Sales taxes imposed on applicable Company sales are billed to customers. These amounts are not recorded in the Statements of Consolidated Income, but are recorded as tax collections payable and included in Other Current Liabilities in the Consolidated Balance Sheets.
ALLOWANCES FOR DOUBTFUL ACCOUNTS - Estimates of the collectibility of trade accounts receivables are based on historical trends, age of receivables, economic conditions, credit risk of specific customers and other factors. The Utility’s provision for uncollectible accounts is dependent on the regulatory treatment provided for such costs. Beginning in fiscal 2006, as approved by the MoPSC, the Utility is allowed to defer for future recovery uncollectible expenses associated with amendments to the Cold Weather Rule.
GROUP MEDICAL AND WORKERS’ COMPENSATION RESERVES – The Company self-insures its group medical and workers’ compensation costs and carries stop-loss coverage in relation to medical claims and workers’ compensation claims. Reserves for amounts incurred but not reported are established based on historical cost levels and lags between occurrences and reporting.
STOCK-BASED COMPENSATION – The Laclede Group 2006 Equity Incentive Plan (the 2006 Plan) was approved at the annual meeting of shareholders of Laclede Group on January 26, 2006. The purpose of the 2006 Plan is to encourage officers and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation Committee of the Board of Directors may grant awards under the 2006 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Under the terms of the 2006 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The 2006 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights and performance shares payable in stock, cash or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award. The maximum number of shares reserved for issuance under the 2006 Plan is 1,250,000. The 2006 Plan replaced the Laclede Group Equity Incentive Plan (the 2003 Plan). Shares reserved under the 2003 Plan, other than those needed for currently outstanding awards, were canceled upon shareholder approval of the 2006 Plan.
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
During fiscal year 2007, the Company awarded 59,000 shares of performance-contingent restricted stock to executives and key employees at a weighted average fair value of $34.95 per share with a three-year performance period ending September 30, 2009. All, or a portion, of these shares will vest in November 2009 depending upon the attainment of certain levels of earnings and dividend growth performance goals. For shares that do not vest, no compensation cost is recognized and any previously recognized compensation cost is reversed. The weighted average fair value of performance-contingent restricted stock awarded during fiscal year 2006 was $30.46 per share. For restricted stock awards, the Company holds the certificates for the stock until the shares vest. In the interim, the participants receive full dividends and voting rights.

During fiscal year 2007, the Company awarded 8,350 shares of restricted stock to non-employee directors at a weighted average fair value of $32.74 per share. The weighted average fair value of restricted stock awarded to non-employee directors during fiscal year 2006 was $31.80 per share. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.
During fiscal year 2007, the Company granted 115,500 non-qualified stock options to employees at an exercise price of $34.95 per share. The stock options vest one-fourth each year for four years after the date of the grant and have a ten-year contractual term. None of these options were exercisable before November 3, 2007. The weighted average fair value of options granted during fiscal years 2007, 2006, and 2005 is $8.07 per option, $6.80 per option, and $6.73 per option, respectively.
Restricted stock activity for the year ended September 30, 2007 is presented below:

		Weighted Average Grant Date Fair Value
	Shares

Nonvested at September 30, 2006	54,200	$30.55

Granted	67,350	$34.68
Vested	(2,550)	$32.74
Forfeited	—	$—

Nonvested at September 30, 2007	119,000	$32.84

Stock option activity for the year ended September 30, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at September 30, 2006	629,875	$28.90

Granted	115,500	$34.95
Exercised	(108,275)	$28.26
Forfeited	(20,000)	$32.19

Outstanding at September 30, 2007	617,100	$30.04	7.1	$1,671

Fully Vested and Expected to Vest
At September 30, 2007	593,431	$29.97	7.1	$1,639

Exercisable at September 30, 2007	278,975	$27.90	6.3	$1,221

Exercise prices of options outstanding at September 30, 2007 range from $23.27 to $34.95. During fiscal year 2007, cash received from the exercise of stock options was $3.1 million, the intrinsic value of the options exercised was $0.8 million and the related actual tax benefit realized was $0.3 million. During fiscal year 2006, cash received from the exercise of stock options was $0.6 million, the intrinsic value of the options exercised was $0.2 million and the related actual tax benefit realized was $76,000. During fiscal year 2005, cash received from the exercise of stock options was $1.5 million, the intrinsic value of options exercised was $0.4 million, and the related actual tax benefit realized was $0.2 million. The total fair value of restricted stock vested during fiscal years 2007 and 2006 was $83,000 and $87,000, respectively, and the related actual tax benefit realized was $32,000 and $34,000, respectively. The Company issues new shares to satisfy employee restricted stock awards and stock option exercises. Shares for non-employee directors are purchased on the open market. The closing price of the Company’s common stock was $32.28 at September 30, 2007.
Total compensation cost that has been charged against net income for share-based compensation arrangements was $1.9 million and $1.2 million for fiscal years 2007 and 2006, respectively. Compensation cost capitalized as part of fixed assets was $0.5 million and $0.4 million for fiscal years 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $0.7 million and $0.5 million for fiscal years 2007 and 2006, respectively. Compensation cost charged against net income and the related income tax benefits for share-based compensation arrangements for fiscal year 2005 were not material. As of

September 30, 2007, there was $3.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (options and restricted stock). That cost is expected to be recognized over a weighted average period of 2.3 years.
The fair value of restricted stock awards was estimated using the closing price of the Company’s common stock on the grant date. The fair value of the options granted during fiscal years 2007, 2006, and 2005 was estimated at the date of grant using a binomial option-pricing model based on the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on U.S. Treasury yields at the grant date. The expected life of options is based on generalized expectations regarding the behavior of option holders since the Company’s experience is not yet sufficient to develop an assumption specific to its employees.

	2007	2006	2005
Risk free interest rate	4.60%	4.60%	4.10%
Expected dividend yield of stock	4.20%	4.50%	4.40%
Expected volatility of stock	25.00%	25.00%	25.00%
Expected life of option	96 months	96 months	96 months

The following table details the effect on net income and earnings per share had compensation cost for the stock-based compensation plans been recorded in the twelve months ended September 30, 2005 based on the fair value method under SFAS No. 123. In fiscal years 2007 and 2006, the reported net income and earnings per share amounts equal the pro forma amounts because stock-based compensation cost is calculated under the provisions of SFAS No. 123(R) and reflected in the Statements of Consolidated Income for these periods. The amounts for fiscal years 2007 and 2006 are included in the table below only to provide the detail for a comparative presentation to fiscal year 2005.

(Thousands, Except Per Share Amounts)	2007	2006	2005

Net income, as reported	$49,771	$48,989	$40,070

Add: Total stock-based compensation
cost included in reported net income,
net of tax effects	1,152	730	13

Deduct: Total stock-based
compensation cost includible in net
income determined under the fair
value based method for all awards,
net of tax effects	1,152	730	560

Pro forma net income	$49,771	$48,989	$39,523

Earnings per share:
Basic – as reported	$2.32	$2.31	$1.90
Diluted – as reported	$2.31	$2.30	$1.90
Basic – pro forma	$2.32	$2.31	$1.87
Diluted – pro forma	$2.31	$2.30	$1.87

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
In June 2006, the FASB issued Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Under FIN 48, the Company may recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt FIN 48 as of the beginning of the first quarter of fiscal year 2008. The Company is currently evaluating the provisions of this Interpretation.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement amends FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (revised 2003), “Employers’ Disclosure About Pensions and Other Postretirement Benefits.” Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Prior accounting standards allowed an employer to delay recognition of certain economic events that affected the costs of providing postretirement benefits and to disclose the overfunded or underfunded status of a plan in the notes to the financial statements. This Statement eliminates the delayed recognition of actuarial gains and losses and the prior service costs and credits that arise during the period and requires employers to recognize these items as components of other comprehensive income, net of tax. Laclede Group adopted the recognition and disclosure provisions of this Statement effective September 30, 2007. For details on the impact of adoption of this Statement and the required disclosures, see Note 2, “Pension Plans and Other Postretirement Benefits.” The Statement also requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position. This requirement will be effective for the Company as of the end of fiscal year 2009. In conjunction with adoption of this provision of SFAS No. 158, the Company will be required to change its valuation date for its pension and other postretirement plans from June 30 to September 30. The Company is currently evaluating the impact of adoption of the change in measurement date on its consolidated financial statements.
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Financial Statements-Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on the Company’s financial statements and the related financial statement disclosures. The Company’s adoption of SAB 108 in the fourth quarter of fiscal year 2007 had no effect on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Upon adoption of SFAS No. 159, entities are permitted to choose, at specified election dates, to measure eligible items at fair value (fair value option). Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. The decision about whether to elect the fair value option is applied instrument by instrument with few exceptions. The decision is also irrevocable (unless a new election date occurs) and must be applied to entire instruments and not to portions of instruments. SFAS No. 159 requires that cash flows related to items measured at fair value be classified in the statement of cash flows according to their nature and purpose as required by SFAS No. 95, “Statement of Cash Flows” (as amended). SFAS No. 159 is effective for the Company as of the beginning of fiscal year 2009. The Company is currently evaluating the provisions of this Statement.

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

2.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

In September 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement amends FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (revised 2003), “Employers’ Disclosure About Pensions and Other Postretirement Benefits.” Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Prior accounting standards allowed an employer to delay recognition of certain economic events that affected the costs of providing postretirement benefits and to disclose the overfunded or underfunded status of a plan in the notes to the financial statements. This Statement eliminates the delayed recognition of actuarial gains and losses and prior service costs and credits that arise during the period and requires employers to recognize these items as components of other comprehensive income, net of tax. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of this Statement. The Statement also requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position. This requirement will be effective for the Company as of the end of fiscal year 2009. The Company currently uses a June 30 valuation date for its benefit plans.
For the Utility, the amount of expense recognized and the amounts reflected in other comprehensive income are dependent upon the regulatory treatment provided for such costs. Accordingly, consistent with SFAS No. 71, the impact of adoption of SFAS No. 158 on accumulated other comprehensive income for the Utility’s qualified pension plans and postretirement benefit plans was deferred with entries to Regulatory Assets.

The incremental effects of adoption of SFAS No. 158 on individual line items of the Consolidated Balance Sheet at September 30, 2007 are as follows:

(Thousands)	Prior to SFAS No. 158 Adoption	Adjustments	After SFAS No. 158 Adoption

Deferred Charges:
Prepaid pension cost	$51,962	$(51,962)	$—
Regulatory assets	190,254	94,800	285,054
Other	5,192	(523)	4,669
Common stock equity:
Accumulated other comprehensive income (loss) *	2,981	(1,124)	1,857
Current Liabilities:
Other	15,855	700	16,555
Deferred Credits and Other Liabilities:
Deferred income taxes	225,776	(708)	225,068
Pension and postretirement benefit costs	20,231	43,447	63,678

* Appears on the Statements of Consolidated Capitalization

SFAS No. 158 does not permit retrospective application. Accordingly, the Consolidated Balance Sheet at September 30, 2006 has not been restated for the adoption of SFAS No. 158.

Pension Plans

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee’s compensation during the highest three years of the last ten years of employment. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds.
Pension costs in 2007, 2006 and 2005 amounted to $5.5, $5.4, and $4.5 million, respectively. These costs include amounts capitalized with construction activities.
The net periodic pension costs include the following components:

(Thousands)	2007	2006	2005

Service cost – benefits earned during the period	$12,422	$14,761	$11,196
Interest cost on projected benefit obligation	17,929	16,704	15,977
Expected return on plan assets	(20,295)	(20,782)	(21,164)
Amortization of prior service cost	1,143	1,175	1,234
Amortization of actuarial loss	3,673	6,912	2,921
Sub-total	$14,872	$18,770	$10,164
Loss on lump-sum settlement	803	—	—
Regulatory adjustment	(10,131)	(13,417)	(5,635)

Net pension cost	$5,544	$5,353	$4,529

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a MoPSC Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump sum payments recognized as settlements during the twelve months ended September 30, 2007 were $3.0 million. No lump-sum payments were recognized as settlements in fiscal years 2006 and 2005.
Changes in the minimum pension liability resulted in charges/(credits) to Other Comprehensive Income of $(0.4) million in fiscal year 2007, $(3.6) million in fiscal year 2006, and $4.3 million in fiscal year 2005, excluding the effect of regulatory treatment.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an annual allowance of $3.4 million, effective July 1, 2003, $4.1 million effective October 1, 2005, and $4.8 million effective August 1, 2007. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or liability.
The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

(Thousands)	2007	2006

Benefit obligation at beginning of year	$282,060	$327,202
Service cost	12,422	14,761
Interest cost	17,929	16,704
Actuarial (gain) loss	1,407	(48,453)
Gross benefits paid *	(20,553)	(28,154)

Benefit obligation at end of year	$293,265	$282,060

Accumulated benefit obligation at end of year	$231,719	$223,327

* Includes $(3,021) in lump-sum payments recognized as settlements in fiscal year 2007. No lump-sum payments were recognized as settlements in fiscal year 2006.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2007	2006

Fair value of plan assets at beginning of year	$246,136	$272,782
Actual return on plan assets	33,515	(96)
Employer contributions	1,182	1,604
Gross benefits paid *	(20,553)	(28,154)
Fair value of plan assets at end of year	$260,280	$246,136

Funded status of plans	$(32,985)	$(35,924)
Fourth quarter contribution adjustment	261	56
Funded status, end of year	$(32,724)	$(35,868)

* Includes $(3,021) in lump-sum payments recognized as settlements in fiscal year 2007. No lump-sum payments were recognized as settlements in fiscal year 2006.

The following table sets forth the amounts recognized in the Consolidated Balance Sheet at September 30, 2007:

(Thousands)

Noncurrent assets	$—
Current liabilities	(400)
Noncurrent liabilities	(32,324)
Total	$(32,724)

Pre-tax amounts recognized in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension cost consist of:
Net actuarial loss	$67,486
Prior service costs	12,332
Sub-total	79,818
Adjustments for amounts included in Regulatory Assets	(77,004)
Total	$2,814

At September 30, 2007, the following pre-tax amounts are expected to be amortized from Accumulated Other Comprehensive Income into net periodic pension cost during fiscal year 2008:

(Thousands)

Amortization of net actuarial loss	$3,165
Amortization of prior service cost	1,088
Sub-total	4,253
Regulatory adjustment	(4,081)
Total	$172

      The following table reconciles the funded status of the plans with the amounts recognized in the Consolidated Balance Sheet at September 30, 2006:

(Thousands)

Funded status, end of year	$(35,868)
Unrecognized net actuarial loss	83,776
Unrecognized prior service cost	13,475
Net amount recognized	$61,383

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid pension cost	$65,794
Accrued benefit liability	(10,558)
Intangible asset	577
Regulatory adjustment	4,211
Accumulated other comprehensive income	1,359
Net amount recognized at end of year	$61,383

The pension benefit obligation and the fair value of plan assets are based on a June 30 measurement date.
The assumptions used to calculate net periodic pension costs are as follows:

	2007	2006	2005

Weighted average discount rate	6.25%	5.00%	6.25%
Weighted average rate of future compensation increase	3.50%	3.00%	3.25%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.50%

The weighted average discount rate is based on long-term, high quality bond indices at the measurement date. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each class. The expected return is a long-term assumption that generally does not change annually.
The assumptions used to calculate the benefit obligations are as follows:

	2007	2006

Weighted average discount rate	6.25%	6.25%
Weighted average rate of future compensation increase	3.50%	3.50%

Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

(Thousands)	2007	2006

Projected benefit obligation	$293,265	$282,060
Fair value of plan assets	260,280	246,136

Accumulated benefit obligation	24,431	23,988
Fair value of plan assets	12,795	13,769

Following are the targeted and actual plan assets by category:

	2008	2007	2006
	Target	Actual	Actual

Equity Securities	50%	50%	50%
Debt Securities	50%	50%	50%
Total	100%	100%	100%

Laclede Gas’ investment policy is designed to preserve, to the extent possible, the current funded status of the plan and minimize contributions to the trusts. The policy seeks to maximize investment returns consistent with these objectives and Laclede Gas’ tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with the policy. Performance and compliance with the guidelines is regularly monitored. Laclede Gas generally rebalances plan assets quarterly if the actual allocation deviates from the target allocation by more than 2%.
Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Pensions from Qualified Trust	Pensions from Laclede Gas Funds

2008	$14.5	$0.4
2009	15.1	0.5
2010	16.2	0.5
2011	18.2	0.6
2012	20.0	0.7
2013 – 2017	162.8	3.5

The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal year 2008 are anticipated to be $0.8 million into the qualified trusts, and $0.4 million into the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs in 2007, 2006 and 2005 amounted to $7.8 million, $8.9 million, and $8.0 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

(Thousands)	2007	2006	2005

Service cost - benefits earned during the period	$4,063	$3,985	$3,379
Interest cost on accumulated postretirement
benefit obligation	3,599	2,959	3,303
Expected return on plan assets	(1,723)	(1,358)	(1,274)
Amortization of transition obligation	136	327	578
Amortization of prior service cost	(2,328)	(36)	(32)
Amortization of actuarial loss	3,245	1,273	868
Regulatory adjustment	851	1,713	1,181
Net postretirement benefit cost	$7,843	$8,863	$8,003

Pursuant to the Commission’s Order in the Utility’s 2002 rate case and affirmed in the 2005 and 2007 rate cases, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 and 2005 rate cases, the Commission ordered that the recovery in rates for the postretirement benefit costs be based on the accounting methodology as ordered in the 1999 rate case, which based the amortization of gains and losses on a five-year average of gains and losses. The difference between this amount and postretirement benefit expense as calculated pursuant to the above was deferred as a regulatory asset or liability. In the 2007 rate case, the Commission ordered that the recovery in rates is based on an annual allowance of $7.6 million, effective August 1, 2007. The difference between this amount and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or liability.

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

(Thousands)	2007	2006

Benefit obligation at beginning of year	$55,584	$57,644
Service cost	4,063	3,985
Interest cost	3,599	2,959
Plan amendments	—	(15,410)
Actuarial loss	1,551	10,992
Gross benefits paid	(4,686)	(4,586)
Benefit obligation at end of year	$60,111	$55,584

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2007	2006

Fair value of plan assets at beginning of year	$21,179	$17,034
Actual return on plan assets	2,947	838
Employer contributions	5,557	7,893
Gross benefits paid	(4,686)	(4,586)
Fair value of plan assets at end of year	$24,997	$21,179

Funded status of plans	$(35,114)	$(34,405)
Fourth quarter contribution adjustment	3,460	1,947
Funded status, end of year	$(31,654)	$(32,458)

The following table sets forth the amounts recognized in the Consolidated Balance Sheet at September 30, 2007:

(Thousands)
Noncurrent assets	$—
Current liabilities	(300)
Noncurrent liabilities	(31,354)
Total	$(31,654)

Pre-tax amounts recognized in Accumulated Other
Comprehensive Income not yet recognized as components
of net periodic postretirement benefit cost consist of:
Net actuarial loss	$33,170
Prior service credit	(11,988)
Transition obligation	807
Sub-total	21,989
Adjustment for amounts included in Regulatory Assets	(21,989)
Total	$—

At September 30, 2007, the following pre-tax amounts are expected to be amortized from Accumulated Other Comprehensive Income into net periodic postretirement benefit cost during fiscal year 2008:

(Thousands)
Amortization of net actuarial loss	$2,984
Amortization of prior service credit	(2,327)
Amortization of transition obligation	136
Sub-total	793
Regulatory adjustment	(793)
Total	$—

The following table reconciles the funded status of the plans with the amounts recognized in the Consolidated Balance Sheet at September 30, 2006:

(Thousands)
Funded status at end of year	$(32,458)
Unrecognized net actuarial loss	36,088
Unrecognized prior service cost	(14,316)
Unrecognized net transition obligation	943
Net amount recognized at end of year
as postretirement benefit cost	$(9,743)

The accumulated postretirement benefit obligation and the fair value of plan assets are based on a June 30 measurement date.
The assumptions used to calculate net periodic postretirement benefit costs are as follows:

	2007	2006	2005

Weighted average discount rate	6.25%	5.00%	6.25%
Weighted average rate of future compensation increase	3.50%	3.00%	3.25%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.50%

The weighted average discount rate is based on long-term, high quality bond indices at the measurement date. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each class. The expected return is a long-term assumption that generally does not change annually.
The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2007	2006

Weighted average discount rate	6.25%	6.25%
Weighted average rate of future compensation increase	3.75%	3.50%

The assumed medical cost trend rates at September 30 are as follows:

	2007	2006
Medical cost trend assumed for next year	8.00%	8.00%
Rate to which the medical cost trend rate is assumed to decline
(the ultimate medical cost trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2011	2010

The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

(Thousands)	1% Increase	1% Decrease
Effect on net periodic postretirement benefit cost	$720	$(630)
Effect on accumulated postretirement benefit obligation	2,930	(2,660)

Following are the targeted and actual plan assets by category:

	2008	2007	2006
	Target	Actual	Actual

Equity Securities	60%	58%	55%
Debt Securities	40%	42%	45%
Total	100%	100%	100%

Missouri state law provides for the recovery in rates of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees’ Beneficiary Association and Rabbi trusts as its external funding mechanisms. Laclede Gas’ investment policy seeks to maximize investment returns consistent with Laclede Gas’ tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored. Laclede Gas’ current investment policy targets an asset allocation of 60% to equity securities and 40% to debt securities, excluding cash held in short-term debt securities for the purpose of making benefit payments. Laclede Gas currently invests in a mutual fund which is rebalanced on an ongoing basis to the target allocation.
Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Benefits Paid from Qualified Trust	Benefits Paid from Laclede Gas Funds

2008	$4.0	$0.3
2009	4.1	0.3
2010	4.3	0.3
2011	4.3	0.3
2012	4.5	0.3
2013 – 2017	26.8	1.7

Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to SFAS No. 106 as recovered in rates. Contributions to the postretirement plans in fiscal year 2008 are anticipated to be $8.2 million to the qualified trusts, and $0.3 million paid directly to participants from Laclede Gas funds.

Other Plans

Laclede Gas sponsors 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Laclede Gas provides a match of such contributions within specific limits. The cost of the defined contribution plans of Laclede Gas amounted to $3.0 million, $3.0 million and $2.9 million for fiscal years 2007, 2006 and 2005, respectively.

SM&P Utility Resources, Inc.

SM&P sponsors a qualified, defined contribution plan that covers substantially all employees. The plan allows employees to contribute a portion of their base pay in accordance with specific guidelines, with a match by SM&P of such contributions within specific limits. The cost of this plan amounted to $0.7 million, $0.7 million, and $0.5 million for the fiscal years 2007, 2006 and 2005, respectively. SM&P also sponsors a non-qualified, defined contribution plan that covers key employees. The cost of this plan was $0.1 million per year for fiscal years 2007, 2006 and 2005.
SM&P maintains a non-qualified, defined benefit plan with four participants that was frozen to new participants in 2002. Since the plan is a non-qualified plan, it has no assets held in trust. Net pension cost related to the plan was $38,000 per year for fiscal years 2007, 2006 and 2005. The net liability recognized under the plan was $504,000, $466,000, and $427,000, at September 30, 2007, 2006 and 2005, respectively.

3.	FINANCIAL INSTRUMENTS

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed-price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At September 30, 2007, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

Settled and open futures positions were as follows at September 30, 2007:

	Position Month	MMBtu (millions)	Average Price per MMBtu
Settled short positions	October 2007	1.48	$7.38
Settled long positions	October 2007	.51	7.08

Open short futures positions	November 2007	1.95	7.84
	December 2007	.65	7.63
	January 2008	.54	9.92
	February 2008	.08	9.53
	April 2008	1.71	8.30
	November 2008	.05	8.82
	December 2008	.05	8.82
	January 2009	.05	8.82
	February 2009	.05	8.82
	March 2009	.05	8.82
	November 2009	.10	8.80
	December 2009	.10	8.80
	January 2010	.10	8.80
	February 2010	.10	8.80
	March 2010	.10	8.80

The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income (Loss), a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the hedged transactions occur. As of September 30, 2007, it is expected that approximately $5.4 million of pre-tax unrealized gains will be reclassified into the Consolidated Statement of Income during fiscal year 2008. The ineffective portions of these hedge instruments are charged or credited to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax gains (losses) recognized in earnings for the ineffective portion of cash flow hedges was $(0.5) million, $0.7 million, and $(2.0) million for fiscal years 2007, 2006, and 2005, respectively. These gains and losses were primarily due to higher price volatility and hurricane-related regional supply/demand imbalances. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

4.	EARNINGS PER SHARE OF COMMON STOCK

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. Shares attributable to stock options are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. For the years ended September 30, 2007, and 2006, 107,500 shares and 100,500 shares, respectively, attributable to antidilutive outstanding stock options were excluded from the calculation of diluted earnings per share. There were no antidilutive stock options for the year ended September 30, 2005. Performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. For the years ended September 30, 2007 and 2006, 110,000 shares and 51,000 shares, respectively, of nonvested performance-contingent restricted stock were excluded from the calculation of diluted earnings per share. No shares of nonvested performance-contingent restricted stock were excluded for the year ended September 30, 2005.

(Thousands, Except Per Share Amounts)	2007	2006	2005
Basic EPS:
Net Income	$49,771	$48,989	$40,070

Weighted Average Shares Outstanding	21,455	21,247	21,080
Earnings Per Share of Common Stock	$2.32	$2.31	$1.90

Diluted EPS:
Net Income	$49,771	$48,989	$40,070

Weighted Average Shares Outstanding	21,455	21,247	21,080
Dilutive Effect of Stock Options
and Restricted Stock	48	39	40
Weighted Average Diluted Shares	21,503	21,286	21,120

Earnings Per Share of Common Stock	$2.31	$2.30	$1.90

5.	COMMON STOCK AND PAID-IN CAPITAL

Total shares of common stock outstanding were 21.65 million and 21.36 million at September 30, 2007 and 2006, respectively.
Common stock and paid-in capital increased $9.2 million in fiscal year 2007. Common stock issued under the Dividend Reinvestment Plan increased common stock and paid-in capital by $3.8 million and the remaining $5.4 million increase was primarily due to stock-based compensation costs and the issuance of 167,025 shares of common stock (including 59,000 shares of performance-contingent restricted stock) under the Equity Incentive Plan. Common stock and paid-in capital increased $5.8 million in fiscal year 2006. Common stock issued under the Dividend Reinvestment Plan increased common stock and paid-in capital by $3.7 million and the remaining $2.1 million increase was primarily due to stock-based compensation costs and the issuance of 75,375 shares of common stock (including 51,000 shares of performance-contingent restricted stock) under the Equity Incentive Plan.
On August 23, 2001, Laclede Group declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each preferred share purchase right entitles the registered holder to purchase from Laclede Group one one-hundredth of Series A junior participating preferred stock for a purchase price of $90, subject to adjustment. The value of one one-hundredth of a preferred share purchasable upon the exercise of each right should, because of the nature of the preferred shares’ dividend, liquidation and voting rights, approximate the value of one common share. The rights expire on October 1, 2011 and may be redeemed by Laclede Group for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock until ten business days after (i) public announcement that a person or group has acquired beneficial ownership of 20% or more of the common stock, or (ii) commencement of, or announcement of an intention to make, a tender or exchange offer for beneficial ownership of 20% or more of the common stock. Following such an event, a right will entitle its holder to purchase, for the purchase price, the number of shares equal to the purchase price divided by one-half of the market price. Alternatively, Laclede Group may exchange each right for one one-hundredth of a preferred share. The number of rights outstanding is the same as the number of shares of common stock outstanding on any date prior to rights becoming exercisable or transferable apart from the common stock.
Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of September 30, 2007. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

6.	REDEEMABLE PREFERRED STOCK — LACLEDE GAS

Laclede Gas preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Laclede Gas Board of Directors. The redemption price is equal to par of $25.00 per share.
During 2007, 6,351 shares of 5% Series B preferred stock were called to meet sinking fund requirements. During 2006, 97 shares of 5% Series B preferred stock and 12 shares of 4.56% Series C preferred stock were reacquired and 2,404 shares of 5% Series B preferred stock were called to meet sinking fund requirements.
Any default in a sinking fund payment must be cured before Laclede Gas may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the next five years subsequent to September 30, 2007 are $0.2 million per year in 2008 through 2011, and none in 2012.

7.	LONG-TERM DEBT

Maturities on long-term debt, including current portion, for the five fiscal years subsequent to
September 30, 2007 are as follows:

2008	$40 million	(Paid at maturity on November 1, 2007)
2009	—
2010	—
2011	$25 million
2012	—

On March 20, 2007, Laclede Gas filed a shelf registration on Form S-3 with the Securities and Exchange Commission (SEC) for issuance of $350 million of securities, which filing became effective April 10, 2007. This filing also deregistered $65 million of securities under the Utility’s previous shelf registration statement. The full amount of this new shelf registration remains available to Laclede Gas at this time. On March 6, 2007, the Utility received authority from the MoPSC to issue up to $500 million in first mortgage bonds, unsecured debt, and equity securities. During fiscal year 2007, pursuant to this authority, the Utility sold 110 shares of its common stock to Laclede Group for $3.8 million, leaving $496.2 million remaining under this authorization as of the date of this filing. The amount, timing and type of additional financing to be issued will depend on cash requirements and market conditions.
In June 2006, Laclede Gas sold $55 million principal amount of First Mortgage Bonds, 6.15% Series, due June 1, 2036. The net proceeds of approximately $54.4 million from this sale were used to reduce short-term debt (including that incurred to fund the redemption at maturity of $40 million of 8 5/8% Series First Mortgage Bonds on May 15, 2006) and for general corporate purposes.
Substantially all of the utility plant of Laclede Gas is subject to the liens of its mortgage. The mortgage contains several restrictions on Laclede Gas’ ability to pay cash dividends on its common stock. These provisions are applicable regardless of whether the stock is publicly held or, as has been the case since the formation of The Laclede Group, held solely by the Utility’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953, would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8 million plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953, to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2007 and 2006, the amount under the mortgage’s formula that was available to pay dividends was $263 million and $258 million, respectively. Thus, all of the Utility’s retained earnings were free from such restrictions as of those dates.

8.	NOTES PAYABLE AND CREDIT AGREEMENTS

Throughout fiscal year 2007, Laclede Gas had a line of credit in place of $320 million, which expires in December 2010. In November 2007, the Utility established a seasonal line of credit of $40 million, which will expire in March 2008.
Laclede Gas issues commercial paper that is supported by the bank lines of credit. During fiscal year 2007, the Utility’s short-term borrowing requirements, which peaked at $262.1 million, were generally met by the sale of commercial paper. During the last quarter of the fiscal year, due to disruptions in the commercial paper market, Laclede Gas drew on its bank line to replace higher-cost commercial paper, up to a maximum of $70 million. All such borrowings were repaid prior to September 30, 2007, as the commercial paper market returned to more normal conditions. Laclede Gas had $211.4 million in commercial paper outstanding as of September 30, 2007, at a weighted average interest rate of 5.5% per annum, and $207.3 million outstanding as of September 30, 2006, at a weighted average interest rate of 5.3% per annum.
Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On September 30, 2007, total debt was 62% of total capitalization. For the fiscal year ended September 30, 2007, EBITDA was 3.40 times interest expense.
Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working-capital lines of credit, expiring in August 2008, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization, giving a 50% debt weighting to the subordinated debt issued to an unconsolidated affiliated trust. This ratio stood at 57% on September 30, 2007. These lines have been used to provide letters of credit totaling $2.8 million on behalf of SM&P, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the fiscal year.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments at September 30, 2007 and 2006 are as follows:

(Thousands)	Carrying Amount	Fair Value

2007:
Cash and cash equivalents	$52,746	$52,746
Investment in unconsolidated affiliate trust	1,400	1,400
Short-term debt	211,400	211,400
Long-term debt, including current portion	349,122	356,964
Redeemable preferred stock, including current sinking fund requirements	787	756
Long-term debt to unconsolidated affiliate trust	46,400	46,400

2006:
Cash and cash equivalents	$50,778	$50,778
Investment in unconsolidated affiliate trust	1,400	1,400
Short-term debt	207,300	207,300
Long-term debt	349,041	367,471
Redeemable preferred stock, including current sinking fund requirements	946	946
Long-term debt to unconsolidated affiliate trust	46,400	47,480

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. Fair values of long-term debt, preferred stock, and long-term debt to unconsolidated affiliate trust are estimated based on market prices for similar issues.
Investment in unconsolidated affiliate trust – The Company’s cost method investment consists of $1.4 million in common securities of Capital Trust I, a wholly-owned subsidiary trust. This investment was not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of that investment.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the
Consolidated Balance Sheets at September 30 were as follows:

(Thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, September 30, 2005	$(6,576)	$(1,127)	$—	$(7,703)
Current-period change	11,065	293	—	11,358
Balance, September 30, 2006	4,489	(834)	—	3,655
Current-period change	(905)	231	—	(674)
Adoption of SFAS No. 158	—	603	(1,727)	(1,124)
Balance, September 30, 2007	$3,584	$—	$(1,727)	$1,857

11.	INCOME TAXES

The net provisions for income taxes charged during the years ended September 30, 2007, 2006 and 2005 are as follows:

(Thousands)
Years Ended September 30	2007	2006	2005

Included in Statements of Consolidated Income:
Federal
Current	$35,163	$(6,404)	$17,346
Deferred	(13,454)	26,646	533
Investment tax credits	(237)	(241)	(332)
State and local
Current	6,016	(851)	2,991
Deferred	(2,453)	4,417	223
Total	$25,035	$23,567	$20,761

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2007	2006	2005

Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes,
net of federal income tax benefits	3.1	3.2	3.4
Certain expenses capitalized on books
and deducted on tax return	(3.7)	(2.9)	(3.2)
Taxes related to prior years	0.3	(1.4)	(0.1)
Other items – net	(1.3)	(1.4)	(1.0)
Effective income tax rate	33.4%	32.5%	34.1%

The significant items comprising the net deferred tax liability recognized in the Consolidated Balance Sheets as of September 30 are as follows:

(Thousands)	2007	2006

Deferred tax assets:
Reserves not currently deductible	$18,364	$21,137
Unamortized investment tax credits	2,644	2,793
Other	9,934	8,257
Total deferred tax assets	30,942	32,187

Deferred tax liabilities:
Relating to property	196,475	186,381
Prepaid pension asset	—	25,983
Pension and other postretirement benefits	31,262	8,032
Deferred gas costs	8,220	24,888
Other	22,697	26,100
Total deferred tax liabilities	258,654	271,384

Net deferred tax liability	227,712	239,197
Net deferred tax asset (liability) - current	(2,644)	(7,049)
Net deferred tax liability - non-current	$225,068	$232,148

12.	OTHER INCOME AND INCOME DEDUCTIONS – NET

(Thousands)	2007	2006	2005

Non-recurring investment gains	$—	$—	$540
Allowance for funds used during construction	(17)	(45)	(100)
Interest income	5,703	5,560	1,031
Other income	1,189	887	1,119
Other income deductions	(63)	(894)	(984)
Other income and (income deductions) – net	$6,812	$5,508	$1,606

Laclede Gas recorded the receipt of proceeds totaling $0.5 million during fiscal year 2005 related to its interest, as a policyholder, in the sale of a mutual insurance company. These proceeds represent initial distributions relating to certain policies held by the Utility. Subsequent distributions, if any, are not expected to have a material impact on the consolidated financial position or results of operations of the Company.
Effective October 1, 2005, Laclede Gas applies carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments, as approved by the MoPSC. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold. Such income is recovered through the PGA Clause. These amounts are included in the interest income line in the table above.

13.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten other counties in eastern Missouri. The Non-Regulated Services segment includes the results of SM&P, an underground facilities locating and marking business operating in ten Midwestern and Southwestern states. The underground facility locating industry remains competitive with many contracts subject to termination on short-term notice. Also, SM&P’s customers are concentrated primarily in the utility and telecommunications sectors. Additionally, SM&P’s results can be influenced by seasonality and trends in the construction sector. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Non-Regulated Other includes the transportation of liquid propane, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Non-Regulated Other also includes Laclede Gas’ non-regulated merchandise sales business. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to LER, services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns respectively.

	Regulated Gas	Non-Regulated		Non-Regulated	Non-Regulated		Adjustments &
(Thousands)	Distribution	Services		Gas Marketing	Other		Eliminations	Consolidated

FISCAL 2007
Revenues from
external customers	$1,093,372	$165,264		$669,464	$4,565		$—	$1,932,665
Intersegment revenues	38,182	469		49,240	1,038		—	88,929
Total operating revenues	1,131,554	165,733		718,704	5,603		—	2,021,594
Depreciation &
amortization	34,080	—	*	—	—	**	—	34,080
Interest income	3,499	108		1,796	2,265		(1,965)	5,703
Interest charges	33,603	3,486		—	2,105		(1,965)	37,229
Income tax expense	13,853	2,417		8,204	561		—	25,035
Net income	32,133	3,280		13,334	1,024		—	49,771
Total assets	1,429,415	77,988		115,246	84,953		(66,449)	1,641,153
Capital expenditures	56,434	2,379		—	57		—	58,870

FISCAL 2006
Revenues from
external customers	$1,119,919	$162,092		$640,419	$3,382		$—	$1,925,812
Intersegment revenues	21,092	431		49,153	1,063		—	71,739
Total operating revenues	1,141,011	162,523		689,572	4,445		—	1,997,551
Depreciation &
amortization	30,904	—	*	—	—	**	—	30,904
Interest income	4,146	169		794	1,566		(1,115)	5,560
Interest charges	32,565	3,429		94	1,206		(1,115)	36,179
Income tax expense	10,636	1,772		10,762	397		—	23,567
Net income	28,839	2,358		17,094	698		—	48,989
Total assets	1,383,703	78,986		86,891	86,736		(66,156)	1,570,160
Capital expenditures	57,925	4,861		—	630		—	63,416

FISCAL 2005
Revenues from
external customers	$950,467	$141,118		$435,817	$2,885		$—	$1,530,287
Intersegment revenues	27,728	360		33,742	4,915		—	66,745
Total operating revenues	978,195	141,478		469,559	7,800		—	1,597,032
Depreciation &
amortization	23,036	—	*	—	—	**	—	23,036
Interest income	730	57		53	529		(338)	1,031
Interest charges	26,911	3,430		148	398		(338)	30,549
Income tax expense (benefit)	14,561	3,463		2,763	(26)		—	20,761
Net income	30,594	5,006		4,378	92		—	40,070
Total assets	1,273,975	70,213		79,440	46,252		(35,779)	1,434,101
Capital expenditures	54,621	5,415		—	167		—	60,203

*
Depreciation & amortization for Non-Regulated Services is included in Non-Regulated - Services Operating Expenses on the Statements of Consolidated Income (2007, $3.9 million; 2006, $3.7 million; 2005, $3.3 million).

**
Depreciation & amortization for Non-Regulated Other is included in the Non-Regulated – Other Operating Expenses on the Statements of Consolidated Income (2007, $0.3 million; 2006, $0.3 million; 2005, $0.3 million).

14.	COMMITMENTS AND CONTINGENCIES

Laclede Gas estimates fiscal year 2008 utility capital expenditures at approximately $59 million. Fiscal year 2008 capital expenditures for non-regulated subsidiaries are estimated at approximately $4 million. There are no material contractual commitments at September 30, 2007 related to these estimated capital expenditures.
The lease agreement covering the headquarters office space of Laclede Gas extends through February 2010 with options to renew for up to 10 additional years. The aggregate rental expense for fiscal years 2007, 2006 and 2005 was $882,000, $874,000 and $865,000, respectively. The annual minimum rental payment for fiscal year 2008 is anticipated to be approximately $891,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal year 2010. Laclede Gas has other relatively minor rental arrangements that provide for minimum rental payments. Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $3.5 million in fiscal year 2008, $2.7 million in fiscal year 2009, $1.8 million in fiscal year 2010, $0.9 million in fiscal year 2011 and $0.3 million in fiscal year 2012. Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2007 are estimated at approximately $538 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas estimates that it will pay approximately $93 million annually, at present rate levels, for fixed charges related to these or other contracts that are expected to be in place for the upcoming year for the reservation of gas supplies and pipeline transmission and storage capacity. The Utility recovers these costs from customers in accordance with the PGA Clause.
Laclede Pipeline Company (Pipeline), a wholly-owned subsidiary of Laclede Group, is providing liquid propane transportation service to Laclede Gas pursuant to an approved FERC tariff and a contractual arrangement between Pipeline and Laclede Gas. In accordance with the terms of that agreement, Laclede Gas is obligated to pay Pipeline approximately $1.0 million annually, at current rates, commencing April 1, 2006. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months’ notice.
Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At September 30, 2007, the maximum guarantees under these leases are $1.9 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At September 30, 2007, the carrying value of the liability recognized for these guarantees was $0.3 million.
SM&P has several operating leases, the aggregate annual cost of which is $8.6 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $16.8 million. In the event that Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $13.4 million. No amounts have been recorded for these guarantees in the financial statements. SM&P also has lease agreements covering general office space extending through 2015 that resulted in rental expense for fiscal years 2007, 2006 and 2005 of $1.1 million, $1.1 million, and $0.9 million, respectively. Payments for commitments under current leases will be $0.8 million in fiscal year 2008, $0.6 million in fiscal year 2009, $0.5 million in fiscal year 2010, $0.4 million in fiscal year 2011, and $0.4 million in fiscal year 2012.
Laclede Group had guarantees totaling $33.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of September 30, 2007. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $9.8 million bringing the total to $42.8 million in guarantees outstanding at November 28, 2007. No amounts have been recorded for these guarantees in the financial statements.
A consolidated subsidiary is a general partner in an unconsolidated partnership, which invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $2.3 million incurred in connection with various real estate ventures. Laclede Group has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Laclede Group further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.
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
With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall cost of these actions will be approximately $2.4 million. As of September 30, 2007, Laclede Gas has paid for the cost of these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.
Laclede Gas enrolled a second former MGP site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides potential opportunities to minimize the cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri (City). The City has been exploring development options for the site and has announced publicly the selection of a developer with whom it will attempt to negotiate a final site development contract. In light of the City’s announcement, Laclede Gas continues to evaluate options concerning this site. Laclede Gas currently estimates the cost of site investigations, agency oversight and related legal and engineering consulting to be approximately $650,000. Laclede Gas has paid for the cost of these actions. Laclede Gas has requested that other former site owners and operators share in these costs. One party has agreed to participate and has reimbursed Laclede Gas to date for $190,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties to the extent practicable.
Laclede Gas has been advised that a third former MGP site may require remediation. Laclede Gas does not currently own this site, and has not owned it for many years. At this time, it is not known whether Laclede Gas will incur any costs in connection with environmental investigations of or remediation at the site, and if it does incur any such costs, what the amount of those costs would be.
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
The amount of costs relative to future remedial actions at these and other sites is unknown and may be material. Laclede Gas anticipates that any costs it may incur in the future to remediate these sites, less any amounts received as insurance proceeds or as contributions from other potentially responsible parties, would be deferred and recovered in rates through periodic adjustments approved by the MoPSC. Accordingly, potential liabilities associated with remediating these sites are not expected to have a material impact on the future financial position and results of operations of Laclede Gas or the Company.
SM&P was the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group’s acquisition. The claims involved whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. These claims were asserted in various proceedings, including one “opt-in” collective action filed in March 2003 in Federal District Court for the Eastern District of Texas. As a result of a court ruling in that proceeding on February 27, 2004, approximately 3,500 present and former field employees who worked for SM&P at times since February 27, 2001, were given notice of the lawsuit and the opportunity to join the lawsuit and assert claims for additional overtime compensation for the three-year period immediately preceding the date that they joined the lawsuit. Of the individuals to whom notice was sent, 966 joined the lawsuit, the substantial majority of whom are former employees. SM&P vigorously contested these claims, including opposition to this case proceeding as a collective action.
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
Laclede Group and NiSource further agreed to submit determination of their respective rights and obligations under the Stock Purchase Agreement concerning wage and hour claims, including settlement payments and the attorneys’ fees and related expenses incurred to defend those claims, to an expedited binding arbitration procedure. On September 28, 2006, the arbitration panel rendered a decision awarding Laclede Group a portion of the settlement payment made to the plaintiffs, as well as all legal fees and litigation expenses directly related to the collective action. NiSource made payment to Laclede Group in accordance with the arbitration panel’s decision. Accordingly, in the quarter ended September 30, 2006, SM&P reversed a portion of the previously recorded pre-tax expense totaling $1.3 million to reflect the net amount awarded to Laclede Group in the arbitration proceeding. On October 20, 2006, NiSource submitted a reconsideration request to the arbitration panel seeking to reduce the amount awarded by the arbitration panel by approximately $0.3 million. Laclede Group submitted a letter opposing reconsideration. On November 15, 2006, the arbitration panel issued an Order clarifying its September 28, 2006 decision, and reduced Laclede Group’s award by the amount requested by NiSource. On December 28, 2006, Laclede Group filed a complaint in Federal District Court for the Southern District of Indiana requesting a court Order confirming the final arbitration award as originally issued on September 28, 2006, or alternatively, vacating the November 15, 2006 reduced award. Laclede Group contends that the panel did not have the legal authority to modify the September 28, 2006 award. On July 24, 2007, the court issued an Order denying Laclede Group’s request to confirm the original September 28, 2006 arbitration award and vacate the November 15, 2006 revised award. After consultation with legal counsel, management decided not to appeal the court’s Order and the matter is now resolved. The ultimate resolution of this matter did not have a material adverse effect on the consolidated financial position and results of operations of Laclede Group.
On December 29, 2005, the MoPSC Staff (Staff) proposed a disallowance of approximately $3.3 million related to the Company’s recovery of its purchased gas costs applicable to fiscal 2004. Following technical conferences, the Staff subsequently reduced its proposed disallowance to approximately $2.1 million. Laclede Gas believed that the MoPSC Staff’s position lacked merit and vigorously opposed the adjustment in proceedings before the MoPSC on January 29, 2007. On June 28, 2007, the MoPSC issued an Order rejecting the MoPSC Staff’s proposed disallowance and declaring that the Utility was not imprudent with respect to the particular gas purchasing practice questioned by the MoPSC Staff. This case is now closed.
Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. Through the date of this report, the AMR system has been deployed to more than 668,000 customer meters, representing well over 98% of Laclede’s total customer base population. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has approximately 40% of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff sought customer service accommodations for customers whose previous estimated bills will require adjustment to reflect actual usage. On May 11, 2006, the Missouri Office of Public Counsel also filed a complaint alleging that Laclede Gas billed customers for prior underestimated usage for a longer period of time than permitted by Commission rules. Laclede Gas has filed responses generally denying the MoPSC Staff’s and Missouri Office of Public Counsel’s allegations. On November 7, 2006, Laclede Gas, the Missouri Office of Public Counsel, and other parties filed a Stipulation & Agreement that resolves certain issues raised in this case. The MoPSC Staff neither supported nor opposed the Stipulation. On December 31, 2006, the Commission approved the Stipulation & Agreement, dismissed the Missouri Office of Public Counsel’s complaint, and suspended Staff’s complaint, subject to Laclede’s compliance with the Stipulation & Agreement. The primary terms of the Stipulation & Agreement include the Utility’s provision of bill credits totaling $0.5 million to customers who received billing adjustments reconciling undercharges for periods exceeding 12 months, a limit on future billing adjustments that reconcile undercharges to 12 months, and additional notices to customers concerning such billing adjustments. The Utility’s labor union representing field service workers, USW Local 11-6 (Union), also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. On November 2, 2006, the MoPSC denied and dismissed one of these complaints. On December 11-12, 2006, the MoPSC held a hearing on the Union’s last remaining complaint. That hearing was completed on February 26, 2007. On June 22, 2007, the MoPSC issued an Order denying the Union’s remaining complaint and dismissing the case. This case is now closed.
On December 28, 2006, the MoPSC Staff proposed a disallowance of approximately $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005, largely on the same grounds as it had proposed regarding the disallowance of the Utility’s recovery of purchased gas cost applicable to fiscal 2004. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. Laclede Gas believes that the remainder of the MoPSC Staff’s proposed disallowance lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.
Laclede Group is involved in other litigation, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

15.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

In the opinion of Laclede Group, the quarterly information presented below for fiscal years 2007 and 2006 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

(Thousands, Except Per Share Amounts)
Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

2007
Total operating revenues	$539,561	$700,834	$457,927	$323,272
Operating income	36,398	40,736	21,340	6,792
Net income	19,087	20,819	9,262	603
Basic earnings per share of
common stock	$.89	$.97	$.43	$.03
Diluted earnings per share of
common stock	.89	.97	.43	.03

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

2006
Total operating revenues	$689,235	$708,780	$330,542	$268,994
Operating income	46,137	41,211	11,281	4,646
Net income (loss)	26,168	20,929	2,728	(836)
Basic earnings (loss) per share of
common stock	$1.23	$.99	$.13	$(.04)
Diluted earnings (loss) per share of
common stock	1.23	.98	.13	(.04)

Laclede Gas Company’s Financial Statements and Notes to Financial Statements are included in Exhibit 99.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosure with Laclede’s outside auditors that are required to be disclosed.

Item 9A. Controls and Procedures

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
There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Management Report on Internal Control over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included under Item 8, pages 35 through 37.

Item 9B. Other Information

Effective October 13, 2007, Computershare Trust Company became the transfer agent and registrar for our common stock and the Utility’s preferred stock as a result of purchasing the stock transfer business of our prior transfer agent and registrar, UMB Bank, N. A.; and effective December 15, 2007, Computershare will also replace UMB as the rights agent for our preferred share purchase rights.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:
•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement dated December 21, 2007 (2007 proxy statement);
•	our executive officers is reported in Part I of this Form 10-K;
•
compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion in our 2007 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”;

•	Financial Code of Ethics is posted on our website, www.thelacledegroup.com, in the Investor Services section under Governance Documents; and,
•
our audit committee, our audit committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2007 proxy statement under the heading “Corporate Governance.”

In addition to our Financial Code of Ethics, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our audit, compensation and corporate governance committees are available on our website, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2007 proxy statement under the headings: “Directors’ Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation.” The 2007 proxy statement also includes the “Compensation Committee Report,” which is deemed furnished and not filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our 2007 proxy statement under “Beneficial Ownership of Laclede Group Common Stock.”
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2007:

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders (1)	622,100	$30.06	1,110,550

Equity compensation plans not approved by
security holders	—	—	—

Total	622,100	$30.06	1,110,550

(1)
Includes the Company’s Equity Incentive Plan and Restricted Stock Plan for Non-Employee Directors. Included in column (c) are 29,050 shares remaining available to award under the Restricted Stock Plan. Shares for the Restricted Stock Plan are not original issue shares but are purchased by the Plan’s trustee in the open market.

Information regarding the above referenced plans is set forth in Note 1 to the Consolidated Financial Statements in this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:
•	our policy and procedures for related party transactions and
•	the independence of our directors
is included in our 2007 proxy statement under “Corporate Governance” and is incorporated by reference. There were no related party transactions in fiscal year 2007.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2007 proxy statement under “Corporate Governance.”

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements:	2007 10-K Page

		The Laclede Group, Inc.:
		For Years Ended September 30, 2007, 2006 and 2005:
		Statements of Consolidated Income	38
		Statements of Consolidated Comprehensive Income	39
		Consolidated Statements of Common Shareholders’ Equity	43
		Statements of Consolidated Cash Flows	44
		As of September 30, 2007 & 2006:
		Consolidated Balance Sheets	40-41
		Statements of Consolidated Capitalization	42
		Notes to Consolidated Financial Statements	45-71
		Management Report on Internal Control over Financial Reporting	35
		Reports of Independent Registered Public Accounting Firm	36-37

		Laclede Gas Company:
		For Years Ended September 30, 2007, 2006 and 2005:
		Statements of Income	Ex. 99.1, p. 19
		Statements of Comprehensive Income	Ex. 99.1, p. 20
		Statements of Common Shareholder’s Equity	Ex. 99.1, p. 24
		Statements of Cash Flows	Ex. 99.1, p. 25
		As of September 30, 2007 & 2006:
		Balance Sheets	Ex. 99.1, pp. 21-22
		Statements of Capitalization	Ex. 99.1, p. 23
		Notes to Financial Statements	Ex. 99.1, pp. 26-45
		Management Report on Internal Control over Financial Reporting	Ex. 99.1, p. 16
		Reports of Independent Registered Public Accounting Firm	Ex. 99.1, p. 17-18

	2.	Supplemental Schedules

		II – Reserves – Laclede Group	78
		II – Reserves – Laclede Gas	79

		Schedules not included have been omitted because they are not applicable or the
		required data has been included in the financial statements or notes to financial
		statements.

	3.	Exhibits

		Incorporated herein by reference to Index to Exhibits, page 80.

Item 15(a)(3) See the marked exhibits in the Index to Exhibits, page 80.

(b)	Incorporated herein by reference to Index to Exhibits, page 80.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LACLEDE GROUP, INC.

November 29, 2007	By /s/	Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/29/07	/s/	Douglas H. Yaeger	Chairman of the Board,
		Douglas H. Yaeger	President and Chief Executive Officer
(Principal Executive Officer)

11/29/07	/s/	Mark D. Waltermire	Chief Financial Officer
		Mark D. Waltermire	(Principal Financial and
Accounting Officer)

11/29/07	/s/	Arnold W. Donald	Director
Arnold W. Donald

11/28/07	/s/	Edward L. Glotzbach	Director
Edward L. Glotzbach

11/29/07	/s/	Anthony V. Leness	Director
Anthony V. Leness

11/29/07	/s/	W. Stephen Maritz	Director
W. Stephen Maritz

11/29/07	/s/	William E. Nasser	Director
William E. Nasser

11/28/07	/s/	Brenda D. Newberry	Director
Brenda D. Newberry

11/28/07	/s/	John P. Stupp, Jr.	Director
John P. Stupp, Jr.

11/29/07	/s/	Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LACLEDE GAS COMPANY

November 29, 2007	By /s/	Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/29/07	/s/	Douglas H. Yaeger	Chairman of the Board,
		Douglas H. Yaeger	President and Chief Executive Officer
(Principal Executive Officer)

11/29/07	/s/	Mark D. Waltermire	Director, Senior Vice President
		Mark D. Waltermire	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

11/29/07	/s/	Kenneth J. Neises	Director, Executive Vice President
		Kenneth J. Neises	Energy and Administrative Services

11/29/07	/s/	Michael R. Spotanski	Director, Senior Vice President
		Michael R. Spotanski	Operations and Marketing

SCHEDULE II
THE LACLEDE GROUP, INC. AND SUBSIDIARY COMPANIES
RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2007:
DOUBTFUL ACCOUNTS	$13,105	$9,537	$9,313	(a)	$20,687	(b)	$11,268
MISCELLANEOUS:
Injuries and
property damage	$11,342	$12,948	$—		$13,525	(c)	$10,765
Deferred compensation	10,516	1,399	—		966		10,949
Group medical claims
incurred but not reported	1,940	18,801	—		18,170	(c)	2,571
TOTAL	$23,798	$33,148	$—		$32,661		$24,285

YEAR ENDED
SEPTEMBER 30, 2006:
DOUBTFUL ACCOUNTS	$11,813	$12,077	$7,985	(a)	$18,770	(b)	$13,105
MISCELLANEOUS:
Injuries and
property damage	$10,544	$20,806	$—		$20,008	(c)	$11,342
Deferred compensation	9,595	1,802	—		881		10,516
Group medical claims
incurred but not reported	2,531	13,760	—		14,351	(c)	1,940
TOTAL	$22,670	$36,368	$—		$35,240		$23,798

YEAR ENDED
SEPTEMBER 30, 2005:
DOUBTFUL ACCOUNTS	$10,362	$12,064	$7,417	(a)	$18,030	(b)	$11,813
MISCELLANEOUS:
Injuries and
property damage	$8,280	$11,458	$—		$9,194	(c)	$10,544
Deferred compensation	10,048	1,252	—		1,705		9,595
Group medical claims
incurred but not reported	2,349	14,336	—		14,154	(c)	2,531
TOTAL	$20,677	$27,046	$—		$25,053		$22,670

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.

SCHEDULE II
LACLEDE GAS COMPANY
RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2007:
DOUBTFUL ACCOUNTS	$12,798	$9,550	$9,313	(a)	$20,700	(b)	$10,961
MISCELLANEOUS:
Injuries and
property damage	$4,124	$1,473	$—		$2,469	(c)	$3,128
Deferred compensation	10,516	1,399	—		966		10,949
Group medical claims
incurred but not reported	800	11,909	—		11,559	(c)	1,150
TOTAL	$15,440	$14,781	$—		$14,994		$15,227

YEAR ENDED
SEPTEMBER 30, 2006:
DOUBTFUL ACCOUNTS	$11,442	$12,141	$7,985	(a)	$18,770	(b)	$12,798
MISCELLANEOUS:
Injuries and
property damage	$4,553	$2,817	$—		$3,246	(c)	$4,124
Deferred compensation	9,595	1,802	—		881		10,516
Group medical claims
incurred but not reported	1,500	8,625	—		9,325	(c)	800
TOTAL	$15,648	$13,244	$—		$13,452		$15,440

YEAR ENDED
SEPTEMBER 30, 2005:
DOUBTFUL ACCOUNTS	$9,975	$12,064	$7,417	(a)	$18,014	(b)	$11,442
MISCELLANEOUS:
Injuries and
property damage	$4,326	$3,026	$—		$2,799	(c)	$4,553
Deferred compensation	10,048	1,252	—		1,705		9,595
Group medical claims
incurred but not reported	1,500	10,010	—		10,010	(c)	1,500
TOTAL	$15,874	$14,288	$—		$14,514		$15,648

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.

INDEX TO EXHIBITS

Exhibit
No.

2.01*	-	Agreement and Plan of Merger and Reorganization, filed as Appendix A to proxy statement/prospectus contained in the Company’s registration statement on Form S-4, No. 333-48794.
3.01(i)*	-	Laclede’s Restated Articles of Incorporation effective March 18, 2002; filed as Exhibit 3.3 to Form 8-K filed May 29, 2002.
3.01(ii)*	-	Bylaws of Laclede effective January 18, 2002; filed as Exhibit 3.4 to Laclede’s Form 8-K filed May 29, 2002.
3.02(i)*	-	The Company’s Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Form 8-K filed January 26, 2006.
3.02(ii)*	-	The Company’s Bylaws, as amended, filed as Exhibit 3.2 to the Company’s Form 8-K filed January 26, 2006.
4.01*	-	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	-	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed on June 26, 1979 as Exhibit b-4 to registration statement No. 2-64857.
4.03*	-	Twenty-Second Supplemental Indenture dated as of November 15, 1995; filed on December 8, 1995 as Exhibit 4.01 to Laclede’s Form 8-K.
4.04*	-	Twenty-Third Supplemental Indenture dated as of October 15, 1997; filed on November 6, 1997 as Exhibit 4.01 to Laclede’s Form 8-K.
4.05*	-	Twenty-Fourth Supplemental Indenture dated as of June 1, 1999, filed on June 4, 1999 as Exhibit 4.01 to Laclede’s Form 8-K.
4.06*	-	Twenty-Fifth Supplemental Indenture dated as of September 15, 2000, filed on September 27, 2000 as Exhibit 4.01 to Laclede’s Form 8-K.
4.07*	-	Twenty-Seventh Supplemental Indenture dated as of April 15, 2004, filed on April 28, 2004 as Exhibit 4.01 to Laclede’s Form 8-K.
4.08*	-	Twenty-Eighth Supplemental Indenture dated as of April 15, 2004, filed on April 28, 2004 as Exhibit 4.02 to Laclede’s Form 8-K.
4.09*	-	Twenty-Ninth Supplemental Indenture dated as of June 1, 2006, filed on June 9, 2006, as Exhibit 4.1 to Laclede’s Form 8-K
4.10*	-	Certificate of Trust of Laclede Capital Trust I, dated April 4, 2002, filed as Exhibit 4.3 to the Company’s registration statement on Form S-3 (No. 333-86722).
4.11*	-	Declaration of Trust of Laclede Capital Trust I, dated April 4, 2002, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (No. 333-86722).
4.12*	-	Amended and Restated Declaration of Trust dated December 16, 2002, filed as Exhibit 1 to Company’s Form 8-K dated December 16, 2002.
4.13*	-	Common Securities Guarantee Agreement dated December 16, 2002, filed as Exhibit 2 to Company’s Form 8-K dated December 16, 2002.
4.14*	-	Preferred Securities Guarantee Agreement dated December 16, 2002, filed as Exhibit 3 to Company’s Form 8-K dated December 16, 2002.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822; the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

4.15*	-	Indenture for Subordinated Debt Securities dated December 16, 2002, filed as Exhibit 4 to Company’s form 8-K dated December 16, 2002.
4.16*	-	First Supplemental Indenture dated December 16, 2002, filed as Exhibit 5 to Company’s Form 8-K dated December 16, 2002.
4.17*	-
Laclede Gas Company Board of Directors’ Resolution dated August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated Executive Officers; filed as Exhibit 4.12 to Laclede’s 1991 10-K.

4.17a*	-
Company Board of Directors’ Resolutions dated March 27, 2003, updating authority delegated pursuant to August 28, 1986 Laclede Gas Company resolutions; filed as Exhibit 4.19(a) to the Company’s Form 10-K for the year ended September 30, 2003.

4.18*	-	Rights Agreement dated as of April 3, 1996; filed on April 3, 1996 as Exhibit 1 to Laclede’s Form 8-A.
4.19*	-	Rights Agreement dated as of October 1, 2001; filed as Exhibit 4 to the Company’s Form 8-A on September 6, 2001.
10.01*	-	Laclede Incentive Compensation Plan, as amended; filed as Exhibit 10.03 to Laclede’s 1989 10-K.
10.01a*	-	Amendment adopted by the Board of Directors on July 26, 1990 to the Incentive Compensation Plan; filed as Exhibit 10.02a to Laclede’s 1990 10-K.
10.01b*	-	Amendments adopted by the Board of Directors on August 23, 1990 to the Incentive Compensation Plan; filed as Exhibit 10.02b to Laclede’s 1990 10-K.
10.01c*	-	Amendments to Laclede’s Incentive Compensation Plan, effective January 26, 1995; filed as Exhibit 10.3 to Laclede’s 10-Q for the fiscal quarter ended March 31, 1995.
10.02*	-	Senior Officers’ Life Insurance Program of Laclede, as amended; filed as Exhibit 10.03 to Laclede’s 1990 10-K.
10.02a*	-
Certified copy of resolutions of Laclede’s Board of Directors adopted on June 27, 1991 amending the Senior Officers’ Life Insurance Program; filed as Exhibit 10.01 to Laclede’s 10-Q for the fiscal quarter ended June 30, 1991.

10.02b*	-
Certified copy of resolutions of Laclede’s Board of Directors adopted on January 28, 1993 amending the Senior Officers’ Life Insurance Program; filed as Exhibit 10.03 to Laclede’s 10-Q for the fiscal quarter ended March 31, 1993.

10.03*	-	Laclede Gas Company Supplemental Retirement Benefit Plan, as amended and restated effective July 25, 1991; filed as Exhibit 10.05 to Laclede’s 1991 10-K.
10.04*	-
Transportation Service Agreement For Rate Schedule FSS, Contract #3147 between Mississippi River Transmission Corporation (MRT) and Laclede effective May 1, 2002; filed as Exhibit 10.1 to Laclede’s 10-Q for the fiscal quarter ended June 30, 2002.

10.04a*	-
Transportation Service Agreement for Rate Schedule FTS, Contract #3310 between Laclede and MRT effective May 1, 2002; filed as Exhibit 10.2 to Laclede’s 10-Q for the fiscal quarter ended June 30, 2002.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822; the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

10.04b*	-
Transportation Service Agreement for Rate Schedule FTS, Contract #3311, between Laclede and MRT effective May 1, 2002; filed as Exhibit 10.3 to Laclede’s 10-Q for the fiscal quarter ended June 30, 2002.

10.05*	-	Amendment and Restatement of Retirement Plan for Non-Employee Directors as of November 1, 2002; filed as Exhibit 10.08c to the Company’s 10-K for the fiscal year ended September 30, 2002.
10.05a*	-	Amendment to Terms of Retirement Plan for Non-Employee Directors as of October 1, 2004; filed as Exhibit 10.w to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.06*	-
Salient Features of the Laclede Gas Company Deferred Income Plan for Directors and Selected Executives, including amendments adopted by the Board of Directors on July 26, 1990; filed as Exhibit 10.12 to the Laclede’s 1991 10-K.

10.06a*	-	Amendment to Laclede’s Deferred Income Plan for Directors and Selected Executives, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.12a to Laclede’s 1992 10-K.
10.07*	-	Form of Indemnification Agreement between Laclede and its Directors and Officers; filed as Exhibit 10.13 to Laclede’s 1990 10-K.
10.08*	-
Laclede Gas Company Management Continuity Protection Plan, as amended, effective at the close of business on January 27, 1994, by the Board of Directors; filed as Exhibit 10.1 to Laclede’s 10-Q for the fiscal quarter ended March 31, 1994.

10.09*	-	2002 Restricted Stock Plan for Non-Employee Directors as of November 1, 2002; filed as Exhibit 10.12d to the Company’s Form 10-K for the fiscal year ended September 30, 2002.
10.09a*	-	Amendment to the 2002 Restricted Stock Plan for Non-Employee Directors as of October 1, 2004; filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.09b*	-	Amendment to Restricted Stock Plan for Non-Employee Directors as of January 1, 2006; filed as Exhibit 10.2 to the Company’s Form 8-K filed November 1, 2005.
10.09c*	-	Restricted Stock Plan for Non-employee Directors Amendment effective January 1, 2007; filed as Exhibit 10.1 to the Company’s Form 8-K filed November 2, 2006.
10.09d	-	Amendment to Restricted Stock Plan for Non-Employee Directors effective January 1, 2008.
10.10*	-
Salient Features of the Laclede Gas Company Deferred Income Plan II for Directors and Selected Executives adopted by the Board of Directors on September 23, 1993; filed as Exhibit 10.17 to Laclede’s 1993 10-K.

10.11*	-	Amended and Restated Revolving Credit Agreement between the Company and U.S. Bank National Association dated August 4, 2005; filed as Exhibit 10.1 to the Company’s 8-K filed August 5, 2005.
10.12*	-
Amended and Restated Loan Agreement dated September 10, 2004 for Laclede with U.S. Bank National Association as administrative agent and lead arranger, Bank Hapoalim B.M., as syndication agent, and Southwest Bank of St. Louis as documentation agent; filed as Exhibit 10.1 on Form 8-K filed on September 13, 2004.

10.12a*	-	Amendment to loan agreement in Exhibit 10.12, dated December 23, 2005; filed as Exhibit 10.1 to Laclede’s Form 8-K filed December 23, 2005.
10.13*	-	The Laclede Group, Inc. Management Bonus Plan; filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended September 30, 2002.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822; the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

10.14*	-	Stock Purchase Agreement between NiSource Inc. and The Laclede Group, Inc.; filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended September 30, 2002.
10.15*	-	The Laclede Group, Inc. 2002 Equity Incentive Plan; filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended September 30, 2002.
10.15a*	-	Form of Non-Qualified Stock Option Award Agreement with Mandatory Retirement Provisions; filed as Exhibit 10.1 to the Company’s Form 8-K filed November 5, 2004.
10.15b*	-	Form of Non-Qualified Stock Option Award Agreement without Mandatory Retirement Provisions; filed as Exhibit 10.2 to the Company’s Form 8-K filed November 5, 2004.
10.15c*	-	Form of Restricted Stock Award Agreement, filed as Exhibit 10.17 to the Company’s 10-Q for the quarter ended March 31, 2004.
10.15d*	-	Form of Performance – Contingent Restricted Stock Award Agreement, filed as Exhibit 10.3 to the Company’s Form 8-K filed November 1, 2005.
10.15e*	-	Form of Performance – Contingent Restricted Stock Award Agreement, filed as Exhibit 10.2 to the Company’s Form 8-K filed November 2, 2006.
10.16*	-	Lease between Laclede Gas Company, as Lessee and First National Bank in St. Louis, Trustee, as Lessor; filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2002.
10.17*	-
Automated Meter Reading Services Agreement executed March 11, 2005, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005. Confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

10.18*	-	Stock Ownership Guidelines and Holding Requirements filed as Exhibit 10.1 to the Company’s Form 8-K filed November 1, 2005.
10.19*	-	The Laclede Group, Inc. Annual Incentive Plan, filed as Appendix 4 to the Company’s proxy statement filed December 19, 2005.
10.20*	-	The Laclede Group, Inc. 2006 Equity Incentive Plan, filed as Appendix 5 to the Company’s proxy statement, filed December 19, 2005.
10.21	-	Separation Agreement and General Release dated September 12, 2007 and effective September 20, 2007 by and between B. Cooper and the Company.
10.22	-	Retention Agreement dated September 24, 2007 by and among R. Shively, the Company and SM&P.
12	-	Ratio of Earnings to Fixed Charges.
21	-	Subsidiaries of the Registrant.
23	-	Consents of Independent Registered Public Accounting Firm.
31	-	Certificates under Rule 13a-14(a) of the CEO and CFO of The Laclede Group, Inc. and Laclede Gas Company.
32	-	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of The Laclede Group, Inc. and Laclede Gas Company.
99.1	-
Laclede Gas Company – Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Notes to Financial Statements, management Report on Internal Control over Financial Reporting, and Reports of Independent Registered Public Accounting Firm.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822; the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.