Form 10-Q
period 2007-12-31
LACLEDE GROUP INC; LACLEDE GAS CO
filed 2008-02-01
CIK 1126956, 57183

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter and Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

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

The Laclede Group, Inc.:	Large accelerated filer	[ ]	Accelerated filer	[ X ]	Non-accelerated filer	[ ]

Laclede Gas Company:	Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	January 31, 2008
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	21,788,966
Laclede Gas Company:	Common Stock ($1.00 Par Value)	10,337 *
* 100% owned by The Laclede Group, Inc.

TABLE OF CONTENTS		Page No.

PART 1. FINANCIAL INFORMATION

Item 1	Financial Statements

	The Laclede Group, Inc.:
	Statements of Consolidated Income	4
	Statements of Consolidated Comprehensive Income	5
	Consolidated Balance Sheets	6-7
	Statements of Consolidated Cash Flows	8
	Notes to Consolidated Financial Statements	9-18

	Laclede Gas Company:
	Statements of Income	Ex. 99.1, p. 1
	Statements of Comprehensive Income	Ex. 99.1, p. 2
	Balance Sheets	Ex. 99.1, p. 3-4
	Statements of Cash Flows	Ex. 99.1, p. 5
	Notes to Financial Statements	Ex. 99.1, p. 6-11

Item 2	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (The Laclede Group, Inc.)	19-28
	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (Laclede Gas Company)	Ex. 99.1, p. 12-19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6	Exhibits	30

SIGNATURES – The Laclede Group, Inc.		31

SIGNATURES – Laclede Gas Company		32

INDEX TO EXHIBITS

FILING FORMAT
This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2007.

Item 1. Financial Statements

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands, Except Per Share Amounts)	2007	2006
Operating Revenues:
Regulated
Gas distribution	$320,892	$348,488
Non-Regulated
Services	37,362	36,429
Gas marketing	181,798	153,467
Other	1,299	1,177
Total Operating Revenues	541,351	539,561
Operating Expenses:
Regulated
Natural and propane gas	222,841	251,523
Other operation expenses	35,213	33,680
Maintenance	6,235	5,598
Depreciation and amortization	8,713	8,497
Taxes, other than income taxes	16,681	18,759
Total Regulated Operating Expenses	289,683	318,057
Non-Regulated
Services	37,699	36,361
Gas marketing	172,872	147,668
Other	1,051	1,077
Total Operating Expenses	501,305	503,163
Operating Income	40,046	36,398
Other Income and (Income Deductions) – Net	2,650	3,303
Interest Charges:
Interest on long-term debt	5,126	5,626
Interest on long-term debt to unconsolidated affiliate trust	893	893
Other interest charges	4,163	3,434
Total Interest Charges	10,182	9,953
Income Before Income Taxes and Dividends on
Redeemable Preferred Stock – Laclede Gas	32,514	29,748
Income Tax Expense	11,601	10,649
Dividends on Redeemable Preferred Stock – Laclede Gas	10	12
Net Income	$20,903	$19,087

Average Number of Common Shares Outstanding	21,554	21,381

Basic Earnings Per Share of Common Stock	$0.97	$0.89

Diluted Earnings Per Share of Common Stock	$0.97	$0.89

Dividends Declared Per Share of Common Stock	$0.375	$0.365

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2007	2006

Net Income	$20,903	$19,087
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	144	1,035
Reclassification adjustment for gains included in net income	(2,734)	(580)
Net unrealized gains (losses) on cash flow hedging derivative instruments	(2,590)	455
Amortization of actuarial loss included in net periodic pension cost	43	—
Other Comprehensive Income (Loss), Before Tax	(2,547)	455
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	(984)	176
Other Comprehensive Income (Loss), Net of Tax	(1,563)	279
Comprehensive Income	$19,340	$19,366

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands)	2007	2007	2006

ASSETS
Utility Plant	$1,195,431	$1,187,828	$1,158,480
Less: Accumulated depreciation and amortization	395,447	394,034	389,433
Net Utility Plant	799,984	793,794	769,047
Goodwill	33,595	33,595	33,595

Non-utility property	10,654	11,270	12,276
Other investments	47,103	45,436	44,358
Other Property and Investments	57,757	56,706	56,634

Current Assets:
Cash and cash equivalents	66,930	52,746	51,918
Accounts receivable:
Gas customers – billed and unbilled	199,067	102,224	176,181
Other	110,173	86,713	126,579
Allowances for doubtful accounts	(8,680)	(11,268)	(9,401)
Inventories:
Natural gas stored underground at LIFO cost	132,059	138,256	135,275
Propane gas at FIFO cost	19,913	19,950	20,325
Materials, supplies, and merchandise at average cost	5,041	4,990	6,028
Derivative instrument assets	15,953	31,057	15,976
Unamortized purchased gas adjustments	8,613	12,813	34,538
Prepayments and other	13,344	29,854	16,815
Total Current Assets	562,413	467,335	574,234

Deferred Charges:
Prepaid pension cost	—	—	62,472
Regulatory assets	288,868	285,054	178,334
Other	5,068	4,669	6,835
Total Deferred Charges	293,936	289,723	247,641
Total Assets	$1,747,685	$1,641,153	$1,681,151

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands, except share amounts)	2007	2007	2006

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 21,761,629, 21,645,637, and 21,542,117 shares issued, respectively)	$21,762	$21,646	$21,542
Paid-in capital	137,903	136,061	131,308
Retained earnings	280,438	268,761	261,747
Accumulated other comprehensive income	294	1,857	3,934
Total Common Stock Equity	440,397	428,325	418,531
Redeemable preferred stock (less current sinking fund requirements) – Laclede Gas	627	627	787
Long-term debt to unconsolidated affiliate trust	46,400	46,400	46,400
Long-term debt (less current portion) – Laclede Gas	309,138	309,122	309,062
Total Capitalization	796,562	784,474	774,780

Current Liabilities:
Notes payable	294,450	211,400	257,150
Accounts payable	145,581	106,829	149,969
Advance customer billings	27,382	25,440	19,583
Current portion of long-term debt and preferred stock	160	40,160	40,159
Wages and compensation accrued	17,789	15,482	16,883
Dividends payable	8,247	7,970	7,923
Customer deposits	15,128	15,899	16,600
Interest accrued	6,371	11,103	6,270
Taxes accrued	17,994	20,183	27,100
Deferred income taxes current	1,525	2,644	4,413
Other	17,585	16,555	16,289
Total Current Liabilities	552,212	473,665	562,339

Deferred Credits and Other Liabilities:
Deferred income taxes	232,417	225,068	234,670
Unamortized investment tax credits	4,143	4,200	4,377
Pension and postretirement benefit costs	67,648	63,678	20,385
Asset retirement obligations	26,517	26,125	26,409
Regulatory liabilities	39,687	39,589	34,137
Other	28,499	24,354	24,054
Total Deferred Credits and Other Liabilities	398,911	383,014	344,032
Total Capitalization and Liabilities	$1,747,685	$1,641,153	$1,681,151

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2007	2006

Operating Activities:
Net Income	$20,903	$19,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	9,672	9,606
Deferred income taxes and investment tax credits	1,884	(6,560)
Other – net	630	627
Changes in assets and liabilities:
Accounts receivable – net	(122,891)	(130,217)
Unamortized purchased gas adjustments	4,200	9,843
Deferred purchased gas costs	1,943	14,796
Accounts payable	38,752	46,695
Advance customer billings	1,942	(11,860)
Taxes accrued	(2,189)	12,074
Natural gas stored underground	6,197	2,201
Other assets and liabilities	31,238	2,017
Net cash used in operating activities	(7,719)	(31,691)

Investing Activities:
Capital expenditures	(13,369)	(11,920)
Other investments	(1,194)	(1,174)
Net cash used in investing activities	(14,563)	(13,094)

Financing Activities:
Maturity of first mortgage bonds	(40,000)	—
Issuance of short-term debt – net	83,050	49,850
Issuance of common stock	1,305	3,599
Dividends paid	(7,897)	(7,580)
Other	8	56
Net cash provided by financing activities	36,466	45,925

Net Increase in Cash and Cash Equivalents	14,184	1,140
Cash and Cash Equivalents at Beginning of Period	52,746	50,778
Cash and Cash Equivalents at End of Period	$66,930	$51,918

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$15,226	$14,204
Income taxes	5,931	24

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Fiscal Year 2007 Form 10-K.
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
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at December 31, 2007 and 2006, for the Utility, were $50.7 million and $41.4 million, respectively. The amount of accrued unbilled revenue at September 30, 2007 was $11.9 million.
INCOME TAXES - Laclede Group and its subsidiaries have elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. Effective October 1, 2007, generally accepted accounting principles require that tax benefits be recognized in the financial statements as determined by new recognition and measurement provisions. These provisions permit the benefit from a tax position to be recognized only if, and to the extent that, it is more likely than not that the tax position will be sustained upon examination by the taxing authority, based on the technical merits of the position. Unrecognized tax benefits and related interest and penalties, if any, are recorded as liabilities. Laclede Group companies record deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities in the financial statements, and the related tax basis. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies.
Laclede Gas’ investment tax credits utilized prior to 1986 have been deferred and are being amortized in accordance with regulatory treatment over the useful life of the related property.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended December 31, 2007 and 2006 were $13.0 million, and $14.7 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes Other Than Income line.
STOCK-BASED COMPENSATION – Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan and the Restricted Stock Plan for Non-Employee Directors. Refer to Note 1 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007 for descriptions of these plans.
During the quarter ended December 31, 2007, the Company awarded 74,100 shares of performance-contingent restricted stock to executive officers. This number of shares represents the maximum shares that can be earned pursuant to the terms of the awards. The shares have a performance period ending in September 2010, during which participants are entitled to receive full dividends and voting rights on 49,400 of these shares based on the target level of performance. The number of shares that will ultimately vest is dependent upon the attainment of certain levels of earnings and dividend growth performance goals; further, under the terms of the award, the Compensation Committee (Committee) of the Board of Directors may reduce by up to 50% the number of shares that vest if the Company’s total shareholder return (TSR) during the performance period ranks in the bottom quartile relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles and is discussed further below.

During the quarter ended December 31, 2007, the Company made a separate award of 15,000 shares of performance-contingent restricted stock to an executive officer. This number of shares represents the maximum shares that can be earned pursuant to the terms of the award. The shares have a performance period ending in September 2009, during which the participant is entitled to receive full dividends and voting rights on 10,000 of these shares based on the target level of performance. The number of shares that will ultimately vest is dependent upon the attainment of certain business development performance metrics and succession management objectives and is not subject to the aforementioned TSR provision.
For performance-contingent restricted shares that do not pay dividends during the performance period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. Initial accruals of compensation cost for performance-contingent restricted stock awards are based upon the probable outcome of the performance conditions. For shares that do not vest or are not expected to vest due to the outcome of the performance conditions, no compensation cost is recognized and any previously recognized compensation cost is reversed. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks in the bottom quartile relative to a comparator group of companies and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value per share of the awards subject to the TSR provision awarded during the quarter ended December 31, 2007 was valued by a model that assessed the probabilities of various TSR outcomes. Performance-contingent restricted stock awards without a TSR provision are valued at the closing price of the Company’s stock on the date of the grant.
During the quarter ended December 31, 2007, the Company awarded 23,250 shares of time-vested restricted stock to executives and key employees. These shares vest in December 2010. In the interim, participants receive full dividends and voting rights. Time-vested restricted stock awards are valued at the closing price of the Company’s stock on the date of the grant.
No stock options were granted during the quarter ended December 31, 2007. The weighted average fair value of stock options granted during the quarter ended December 31, 2006 was $8.07 per option.
Stock option activity for the quarter ended December 31, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at September 30, 2007	617,100	$30.04

Granted	—	$—
Exercised	(11,000)	$28.07
Forfeited	(11,875)	$30.86
Expired	(7,750)	$31.14

Outstanding at December 31, 2007	586,475	$30.04	6.9	$2,536

Fully Vested and Expected to Vest at December 31, 2007	573,612	$29.99	6.8	$2,511

Exercisable at December 31, 2007	402,725	$28.90	6.4	$2,171

The closing price of the Company’s common stock was $34.24 at December 31, 2007.
The amounts of compensation cost recognized for share-based compensation arrangements for the quarters ended December 31, 2007 and 2006 are presented below:

	Three Months Ended
	December 31,
(Thousands)	2007	2006

Total compensation cost	$656	$540
Compensation cost capitalized	(135)	(118)
Compensation cost recognized in net income	521	422
Income tax benefit recognized in net income	(201)	(163)
Compensation cost recognized in net income, net of income tax	$320	$259

As of December 31, 2007, there was approximately $5.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (options and restricted stock). That cost is expected to be recognized over a weighted average period of approximately 2.4 years.
NEW ACCOUNTING STANDARDS – In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Under FIN 48, the Company may recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 as of October 1, 2007. For details regarding the cumulative effect of adoption and other pertinent information, see Note 5, Income Taxes.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.” This Statement will be effective for the Company as of the beginning of fiscal year 2009. The Company is currently evaluating the provisions of this Statement.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As discussed in Note 2 to the Consolidated Financial Statements included in the Company’s Fiscal Year 2007 Form 10-K, Laclede Group adopted the recognition and disclosure provisions of this Statement effective September 30, 2007. The Statement also requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position. This requirement is effective for the Company as of the end of fiscal year 2009. In conjunction with adoption of this provision of SFAS No. 158, the Company will be required to change its valuation date for its pension and other postretirement plans from June 30 to September 30. The Company is currently evaluating the impact of adoption of the change in measurement date on its consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 clarifies that noncontrolling interests should be separately reported as equity in the balance sheet. Additionally, SFAS No. 160 requires certain changes in presentation to income statements. SFAS No. 160 also addresses accounting for changes in the parent’s ownership interest of a subsidiary, accounting for the deconsolidation of a subsidiary, and disclosure requirements. This Statement is effective for Laclede Group as of the beginning of fiscal year 2010. Currently, all of Laclede Group’s consolidated subsidiaries are wholly owned and therefore adoption of this Statement is not expected to have any effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (141(R)), “Business Combinations.” This Statement revises SFAS No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method (formerly known as purchase method) of accounting be used for all business combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141(R) requires acquisition-related costs to be accounted for separately instead of being allocated to the assets acquired and liabilities assumed. SFAS No. 141(R) also amends the guidance related to the recognition of certain assets acquired and liabilities assumed that relate to contingencies, research and development assets acquired that have no alternative future use, and negative goodwill arising from a bargain purchase. Laclede Group is required to adopt SFAS No. 141(R) prospectively to business combinations with acquisition dates on or after October 1, 2009 (fiscal 2010). Because this Statement is only applicable to future business combinations, existing amounts reported on the Company’s consolidated financial statements will not be impacted by adoption of this Statement.

2.	EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. Shares attributable to stock options and time-vested restricted stock are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. For the quarters ended December 31, 2007 and 2006, 105,500 and 115,500 shares, respectively, attributable to antidilutive outstanding stock options were excluded from the calculation of diluted earnings per share. Performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. For the quarters ended December 31, 2007 and 2006, 191,100 and 110,000 shares, respectively, of nonvested performance-contingent restricted stock were excluded from the calculation of diluted earnings per share.

	Three Months Ended
	December 31,
(Thousands, Except Per Share Amounts)	2007	2006

Basic EPS:
Net Income	$20,903	$19,087

Weighted Average Shares Outstanding	21,554	21,381
Earnings Per Share of Common Stock	$0.97	$0.89

Diluted EPS:
Net Income	$20,903	$19,087

Weighted Average Shares Outstanding	21,554	21,381
Dilutive Effect of Stock Options
and Restricted Stock	67	61
Weighted Average Diluted Shares	21,621	21,442

Earnings Per Share of Common Stock	$0.97	$0.89

3.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee’s compensation during the highest three years of the last ten years of employment. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds.
Pension costs for the quarters ending December 31, 2007 and 2006 were $1.5 million and $1.4 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended
	December 31,
(Thousands)	2007	2006

Service cost - benefits earned
during the period	$3,242	$3,106
Interest cost on projected
benefit obligation	4,670	4,482
Expected return on plan assets	(5,162)	(5,074)
Amortization of prior service cost	272	284
Amortization of actuarial loss	791	920
Sub-total	3,813	3,718
Regulatory adjustment	(2,280)	(2,364)
Net pension cost	$1,533	$1,354

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the three months ended December 31, 2007 or 2006.

Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an allowance of $4.1 million annually effective October 1, 2005 and $4.8 million annually effective August 1, 2007. The difference between this amount and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.
SM&P maintains a non-qualified, defined benefit plan with four participants that was frozen to new participants in 2002. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan is not material.
Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for the quarters ended December 31, 2007 and 2006 were $1.9 million and $2.0 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended
	December 31,
(Thousands)	2007	2006

Service cost – benefits earned during
the period	$1,140	$1,016
Interest cost on accumulated
postretirement benefit obligation	977	900
Expected return on plan assets	(510)	(431)
Amortization of transition obligation	34	34
Amortization of prior service cost	(582)	(582)
Amortization of actuarial loss	746	811
Sub-total	1,805	1,748
Regulatory adjustment	105	223
Net postretirement benefit cost	$1,910	$1,971

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
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Previously, the recovery in rates for the postretirement benefit costs was based on an alternative methodology for amortization of unrecognized gains and losses as ordered by the MoPSC. The Commission ordered that the recovery in rates be based on an annual allowance of $7.6 million, effective August 1, 2007. The difference between this amount and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

4.	FINANCIAL INSTRUMENTS

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed-price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At December 31, 2007, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

Settled and open futures positions were as follows at December 31, 2007:

	Position Month	MMBtu (millions)	Average Price per MMBtu
Settled short positions	January 2008	1.46	$8.17
Settled long positions	January 2008	.14	7.29

Open short futures positions	February 2008	.11	8.90
	March 2008	.03	7.27
	April 2008	1.74	8.28
	May 2008	.03	7.36
	June 2008	.03	7.46
	July 2008	.03	7.55
	August 2008	.03	7.64
	September 2008	.03	7.67
	October 2008	.03	7.74
	November 2008	.14	8.67
	December 2008	.18	8.82
	January 2009	.15	8.87
	February 2009	.15	8.87
	March 2009	.11	8.83
	November 2009	.10	8.80
	December 2009	.15	8.83
	January 2010	.15	8.83
	February 2010	.15	8.83
	March 2010	.10	8.80

Open long futures positions	May 2008	.06	7.60
	June 2008	.06	7.60
	July 2008	.06	7.60
	August 2008	.06	7.60
	September 2008	.06	7.60
	October 2008	.06	7.60
	November 2008	.06	7.60
	December 2008	.06	7.60

The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income, a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the hedged transactions occur. As of December 31, 2007, it is expected that approximately $3.1 million of pre-tax unrealized gains will be reclassified into the Consolidated Statement of Income during the next twelve months. The ineffective portions of these hedge instruments are charged or credited to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $0.3 million and $0.5 million for the quarters ended December 31, 2007 and 2006, respectively. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5.	INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for the Uncertainty in Income Taxes,” as of October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Pursuant to FIN 48, the Company may recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Upon adoption of FIN 48, the Company recognized a reduction to beginning retained earnings for a cumulative-effect adjustment totaling $1.1 million, reclassified $2.5 million of income tax liabilities from current to non-current liabilities, and increased its liabilities for accrued interest and penalties. Total unrecognized tax benefits as of October 1, 2007 were $2.1 million, all of which would favorably impact the effective tax rate, if recognized. The Company recognizes potential accrued interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Potential interest and penalties accrued (net of income tax benefit) associated with the Company’s uncertain tax positions were $1.5 million at October 1, 2007. Unrecognized tax benefits, accrued interest payable, and accrued penalties payable are included in the Other line of the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheets. There have been no material changes in the Company’s unrecognized tax benefits since the date of adoption of FIN 48.
The Company is subject to U.S. federal income tax as well as income tax of state and city jurisdictions. The Company is no longer subject to examination for fiscal years prior to 2004. The Company cannot currently estimate the potential change in its unrecognized tax benefits within the next 12-month period because of current audit activity.

6.	OTHER INCOME AND INCOME DEDUCTIONS – NET

	Three Months Ended
	December 31,
(Thousands)	2007	2006

Allowance for funds used during construction	$(9)	$(14)
Interest income	1,773	1,945
Other income	537	323
Other income deductions	349	1,049
Other income and (income deductions) – net	$2,650	$3,303

The decrease in other income and income deductions – net for the quarter ended December 31, 2007, compared with the quarter ended December 31, 2006, was due to decreased income associated with changes in the cash surrender value of life insurance policies, lower income associated with carrying costs applied to under-recoveries of gas costs, and other minor variations. Such carrying costs are recovered through the Utility’s Purchased Gas Adjustment (PGA) Clause.

7.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten other counties in eastern Missouri. The Non-Regulated Services segment includes the results of SM&P, an underground facilities locating and marking business operating in ten Midwestern and Southwestern states. The underground facility locating industry remains competitive with many contracts subject to termination on short-term notice. Also, SM&P’s customers are concentrated primarily in the utility and telecommunications sectors. Additionally, SM&P’s results can be influenced by seasonality and trends in the construction sector. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Other includes the transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) and other non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also includes Laclede Gas’ non-regulated merchandise sales business. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to LER, services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Other columns, respectively.

			Non-
	Regulated	Non-	Regulated		Adjustments
	Gas	Regulated	Gas		&
(Thousands)	Distribution	Services	Marketing	Other	Eliminations	Consolidated
Three Months Ended
December 31, 2007
Revenues from external
customers	$319,674	$37,260	$178,660	$1,039	$—	$536,633
Intersegment revenues	1,218	102	3,138	260	—	4,718
Total operating revenues	320,892	37,362	181,798	1,299	—	541,351
Net income (loss)	15,747	(727)	5,654	229	—	20,903
Total assets	1,529,861	74,818	123,363	97,021	(77,378)	1,747,685

Three Months Ended
December 31, 2006
Revenues from external
customers	$340,456	$36,337	$137,688	$917	$—	$515,398
Intersegment revenues	8,032	92	15,779	260	—	24,163
Total operating revenues	348,488	36,429	153,467	1,177	—	539,561
Net income (loss)	15,657	(504)	3,795	139	—	19,087
Total assets	1,473,506	71,884	112,739	79,518	(56,496)	1,681,151

8.	COMMITMENTS AND CONTINGENCIES

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. See Note 14 to the Consolidated Financial Statements included in the Company’s Fiscal Year 2007 Form 10-K for information relative to environmental matters generally. There have been no significant changes relative to environmental matters in the first quarter of 2008.
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. Laclede Gas believes that the remaining $1.7 million of the MoPSC Staff’s proposed disallowance lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.
On December 31, 2007, the MoPSC Staff filed a memorandum with the Commission proposing a disallowance of $2.8 million related to the Company’s recovery of its purchased gas costs applicable to fiscal 2006. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC. In addition, the MoPSC’s Staff’s memorandum raised questions regarding whether certain sales and capacity release transactions subject to the FERC’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company has commenced an internal review of the questions raised by the MoPSC Staff and has notified the FERC Staff that it has taken this action.
Laclede Group is involved in other litigation, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.
Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At December 31, 2007, the maximum guarantees under these leases are $1.8 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2007, the carrying value of the liability recognized for these guarantees was $0.3 million.

SM&P has several operating leases, the aggregate annual cost of which is $8.3 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $19.0 million. In the event Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $15.1 million. No amounts have been recorded for these guarantees in the financial statements.
Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2007 are estimated at approximately $1.5 billion. Additional contracts are generally entered into prior to or during the heating season.
Laclede Group had guarantees totaling $48.8 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2007. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $1.2 million bringing the total to $50.0 million in guarantees outstanding at January 30, 2008. No amounts have been recorded for these guarantees in the financial statements.

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

Other subsidiaries provide less than 10% of consolidated revenues.

Laclede Group’s strategy continues to include efforts to stabilize and improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of Laclede Group’s strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 16,000 mile natural gas distribution system and related storage facilities. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The settlement of the Utility’s 2007 rate case resulted in enhancements to the Utility’s weather mitigation rate design that better ensure the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. The Utility’s income from off-system sales remains subject to fluctuations in market conditions. In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility retained all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million were shared with customers, with the Utility retaining 50% of amounts exceeding that threshold. The Stipulation & Agreement approved by the MoPSC in the Utility’s 2007 rate case increases the portion of pre-tax income from off-system sales and capacity release revenues that is shared with customers. Effective October 1, 2007, the Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets.

Laclede Gas continues to work actively to reduce the impact of higher costs associated with wholesale natural gas prices by strategically structuring its natural gas supply portfolio and through the use of financial instruments. Nevertheless, the cost of purchased gas remains high, relative to historical levels. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. The generally higher price levels may continue to affect sales volumes (due to the conservation efforts of customers) and cash flows (associated with the timing of collection of gas costs and related accounts receivable from customers).

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

Quarter Ended December 31, 2007

Earnings

Overview – Net Income (Loss) by Operating Segment	Quarter Ended
	December 31,
(millions, after-tax)	2007	2006

Regulated Gas Distribution	$15.8	$15.7
Non-Regulated Services	(0.7)	(0.5)
Non-Regulated Gas Marketing	5.6	3.8
Other	0.2	0.1
Net Income	$20.9	$19.1

Laclede Group’s net income was $20.9 million for the quarter ended December 31, 2007, compared with $19.1 million for the quarter ended December 31, 2006. Basic and diluted earnings per share for the quarter ended December 31, 2007 were $.97 compared with $.89 per share reported for the same quarter last year. Earnings per share increased compared to last year primarily due to improved results reported by Laclede Group’s non-regulated gas marketing segment. Earnings recorded by both Laclede Group’s regulated gas distribution and non-regulated services segments were essentially the same as last year. Variations in net income were primarily attributable to the factors described below.

Regulated Gas Distribution net income for the quarter ended December 31, 2007 was slightly better than the quarter ended December 31, 2006. The benefit of the general rate increase effective August 1, 2007, totaling $10.1 million, was largely offset by the following factors, quantified on a pre-tax basis:

•	lower income from off-system sales and capacity release, totaling $3.4 million, primarily due to a reduction in the Utility’s share of such income (pursuant to the 2007 rate case);
•	the net effect of lower system gas sales margins, primarily due to an unusually late start to the heating season, and other variations totaling $3.2 million; and,
•	increases in operation and maintenance expenses totaling $2.2 million.

The Non-Regulated Services segment reported a loss of $0.7 million during the quarter ended December 31, 2007 compared with a loss of $0.5 million for the same period last year. The greater loss was primarily attributable to increases in SM&P’s operating costs, partially offset by increased revenues.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $1.8 million compared with the same period last year, primarily due to higher margins on sales of natural gas by LER, and to a lesser extent, increased sales volumes.

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

Regulated operating revenues for the quarter ended December 31, 2007 were $320.9 million, or $27.6 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 8.5% warmer than normal and essentially the same as the comparable period last year. Total system therms sold and transported were 0.27 billion for the quarter ended December 31, 2007 compared with 0.28 billion for the same period last year. Total off-system therms sold and transported were 0.05 billion for the quarter ended December 31, 2007 compared with 0.07 billion for the same period last year. The decrease in regulated operating revenues was primarily attributable to the following factors:

Millions
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$(20.8)
General rate increase, effective August 1, 2007	10.1
Lower off-system sales volumes	(9.6)
Lower system sales volumes and other variations	(8.1)
Higher prices charged for off-system sales	1.3
Lower Infrastructure System Replacement Surcharges (ISRS) revenues	(0.5)
Total Variation	$(27.6)

Regulated operating expenses for the quarter ended December 31, 2007 decreased $28.4 million from the same quarter last year. Natural and propane gas expense decreased $28.7 million, or 11.4%, from last year’s level, primarily attributable to lower rates charged by our suppliers, lower system volumes purchased for sendout, and lower off-system gas expense. Other operation and maintenance expenses increased $2.2 million, or 5.5%, primarily due to higher injuries and damages expense, increased maintenance charges, a higher provision for uncollectible accounts, and higher wage rates, partially offset by lower group insurance charges. Taxes, other than income, decreased $2.1 million, or 11.1%, primarily due to decreased gross receipts taxes (attributable to the decreased revenues) and lower property taxes.

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group’s non-regulated services operating revenues for this quarter increased $0.9 million compared to the same quarter last year primarily due to SM&P’s attainment of new business in existing markets. The increase in non-regulated services operating expenses totaling $1.3 million was attributable to increased operating expenses due to growth and other cost increases.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $28.3 million primarily due to increased sales volumes and higher per unit gas sales prices by LER. The increase in non-regulated gas marketing operating expenses totaling $25.2 million was primarily associated with increased volumes purchased and higher prices charged by suppliers.

Other Income and (Income Deductions) - Net

Other income and income deductions – net decreased $0.7 million due to decreased income associated with changes in the cash surrender value of life insurance policies, lower income associated with carrying costs applied to under-recoveries of gas costs, and other minor variations. Such carrying costs are recovered through the Utility’s PGA Clause.

Income Taxes

The $1.0 million increase in income taxes was primarily due to higher pre-tax income.

REGULATORY MATTERS

During fiscal 2006, the MoPSC approved permanent modifications to the Cold Weather Rule affecting the disconnection and reconnection practices of utilities during the winter heating season. Those modifications included provisions to allow the Utility to obtain accounting authorizations and defer for future recovery certain costs incurred with the modifications. During fiscal 2007, the Utility deferred for future recovery $2.7 million of costs associated with the fiscal 2007 heating season. On October 31, 2007, the Utility filed for determination and subsequent recovery of the deferred amount. On November 16, 2007, the MoPSC directed the MoPSC Staff and the Missouri Office of Public Counsel to submit their positions regarding the Utility’s filing by February 28, 2008.

On November 9, 2007, the Utility made an ISRS filing with the Commission designed to increase revenues by $1.6 million annually, pending approval by the Commission. On January 15, 2008, the Commission approved implementation of the surcharge to be effective January 18, 2008.

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. Laclede Gas believes that the remaining $1.7 million of the MoPSC Staff’s proposed disallowance lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

On December 31, 2007, the MoPSC Staff filed a memorandum with the Commission proposing a disallowance of $2.8 million related to the Company’s recovery of its purchased gas costs applicable to fiscal 2006. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC. In addition, the MoPSC’s Staff’s memorandum raised questions regarding whether certain sales and capacity release transactions subject to the Federal Energy Regulatory Commission (FERC)’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company has commenced an internal review of the questions raised by the MoPSC Staff and has notified the FERC Staff that it has taken this action.

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

Laclede Gas accounts for its regulated operations in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” This Statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of SFAS No. 71 and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. Management believes the following represent the more significant items recorded through the application of SFAS No. 71:

The Utility’s PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including the costs, cost reductions and related carrying costs associated with the Utility’s use of natural gas financial instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and regulatory liabilities that are recovered or refunded in a subsequent period. The PGA Clause also authorizes the Utility to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season. The PGA Clause also permits the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments. Effective October 1, 2007, the PGA Clause also provides for a portion of income from off-system sales and capacity release revenues to be flowed through to customers.

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

For further discussion of significant accounting policies, see Note 1 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007.

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

FINANCIAL CONDITION

CREDIT RATINGS

As of December 31, 2007, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

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

Net cash used in operating activities for the three months ended December 31, 2007 was $7.7 million, compared with $31.7 million for the same period last year. The variation is primarily attributable to increases in advance customer billings and a reduction in net cash payments associated with the Utility’s use of natural gas financial instruments. Additionally, while LER reported improved operating cash flows compared to last year, this was largely offset by variations associated with the timing of the collections of gas cost under the Utility’s PGA Clause.

Net cash used in investing activities for the three months ended December 31, 2007 was $14.6 million compared with $13.1 million for the three months ended December 31, 2006. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash provided by financing activities was $36.5 million for the three months ended December 31, 2007 compared with $45.9 million for the three months ended December 31, 2006. The decrease primarily reflects the maturity of long-term debt, partially offset by the issuance of additional short-term debt this year.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. Laclede Gas has a line of credit in place of $320 million, which expires in December 2010. In November 2007, the Utility established a seasonal line of credit of $40 million, which will expire in March 2008. The Utility had short-term borrowings aggregating to a maximum of $304.5 million at any one time during the quarter. Short-term borrowings outstanding at December 31, 2007 were $294.5 million, including $40 million from the seasonal line of credit, at a weighted average interest rate of 5.4% per annum. Based on short-term borrowings at December 31, 2007, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $2.9 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On December 31, 2007, total debt was 63% of total capitalization. For the twelve months ended December 31, 2007, EBITDA was 3.40 times interest expense.

Laclede Gas has on file with the Securities and Exchange Commission (SEC) an effective shelf registration on Form S-3 for issuance of $350 million of securities. The full amount of this shelf registration remains available to Laclede Gas at this time. The Utility has authority from the MoPSC to issue up to $500 million in first mortgage bonds, unsecured debt, and equity securities. In December 2007, pursuant to this authority, the Utility sold 30 shares of its common stock to Laclede Group for $1.0 million, leaving $495.2 million remaining under this authorization as of the date of this filing. The amount, timing and type of additional financing to be issued will depend on cash requirements and market conditions.

On November 1, 2007, Laclede Gas paid at maturity $40 million principal amount of 7 1/2% First Mortgage Bonds. This maturity was funded through short-term borrowings. At December 31, 2007, Laclede Gas had fixed-rate long-term debt totaling $310 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3 with the SEC, that allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of December 31, 2007. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit, expiring in August 2008, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more that 70% of the Company’s total capitalization, giving a 50% debt weighting to the subordinated debt issued to an unconsolidated affiliated trust. This ratio stood at 58% on December 31, 2007. These lines have been used to provide letters of credit on behalf of SM&P, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. At December 31, 2007, letters of credit provided on behalf of SM&P totaled $2.8 million. There were no borrowings under Laclede Group’s lines during the quarter.

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At December 31, 2007, the maximum guarantees under these leases are $1.8 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2007, the carrying value of the liability recognized for these guarantees was $0.3 million.

SM&P has several operating leases, the aggregate annual cost of which is $8.3 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $19.0 million. In the event that Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $15.1 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $48.8 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2007. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $1.2 million bringing the total to $50.0 million in guarantees outstanding at January 30, 2008. No amounts have been recorded for these guarantees in the financial statements.

Utility capital expenditures were $13.0 million for the three months ended December 31, 2007, compared with $11.8 million for the same period last year. Non-utility capital expenditures were $0.4 million for the three months ended December 31, 2007 compared with $0.1 million for the same period last year.

Consolidated capitalization at December 31, 2007, excluding current obligations of preferred stock, consisted of 55.3% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, 5.8% long-term debt to unconsolidated affiliate trust, and 38.8% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at December 31, 2007 and at September 30, 2007, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Regulatory Liabilities, and Advance Customer Billings. The Consolidated Balance Sheet at December 31, 2006 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of December 31, 2007, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	2013 and thereafter
Principal Payments on Long-Term Debt	$356.4	$—	$—	$25.0	$331.4
Interest Payments on Long-Term Debt	481.5	13.6	46.2	43.7	378.0
Operating Leases (a)	17.1	5.1	8.5	2.5	1.0
Purchase Obligations – Natural Gas (b)	1,514.0	509.2	538.0	382.7	84.1
Purchase Obligations – Other (c)	110.7	12.6	18.7	16.3	63.1
Total (d)	$2,479.7	$540.5	$611.4	$470.2	$857.6

(a)
Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2007 New York Mercantile Exchange futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its Purchased Gas Adjustment Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The categories of Capital Leases and Other Long-Term liabilities have been excluded from the table above because there are no applicable amounts of contractual obligations under these categories. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $0.9 million during the remainder of fiscal year 2008. Laclede Gas anticipates a $0.3 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2008. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $8.2 million to the qualified trusts and $0.3 million directly to participants from Laclede Gas’ funds during the remainder of fiscal year 2008. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas financial instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At December 31, 2007, the Utility held 21.5 million MMBtu of futures contracts at an average price of $8.36 per MMBtu. These positions have various expiration dates, the longest of which extends through October 2008.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. As part of LER’s risk management policy, LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At December 31, 2007, LER’s unmatched positions are not material to Laclede Group’s financial position or results of operations.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 14 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007. There have been no significant changes relative to environmental matters in the first quarter of fiscal year 2008.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the “Market Risk” subsection in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 28 of this report.

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

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 14 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, on page 23 of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 20, 2007, the Board of Directors of Laclede Gas approved the sale of 30 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $1.0 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.
The Laclede Group, Inc.

Dated:	January 30, 2008	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.
Laclede Gas Company

Dated:	January 30, 2008	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

10.1	-	Form of Restricted Stock Award Agreement.

10.2	-	Form of Performance Contingent Restricted Stock Award Agreement for all participants except the Chief Executive Officer and the Executive Vice President – Energy and Administrative Services.

10.3	-	Forms of Performance Contingent Restricted Stock Award Agreements for Chief Executive Officer.

10.4	-	Form of Performance Contingent Restricted Stock Award Agreement for Executive Vice President – Energy and Administrative Services.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

99.1	-	Laclede Gas Company - Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.