Form 10-Q
period 2008-06-30
LACLEDE GROUP INC; LACLEDE GAS CO
filed 2008-08-07
CIK 1126956, 57183

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter and Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

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

The Laclede Group, Inc.:	Large accelerated filer	[ ]	Accelerated filer	[ X ]	Non-accelerated filer	[ ]

Laclede Gas Company:	Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	August 5, 2008
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	21,971,760
Laclede Gas Company:	Common Stock ($1.00 Par Value)	10,391 *
* 100% owned by The Laclede Group, Inc.

TABLE OF CONTENTS		Page No.

PART 1. FINANCIAL INFORMATION

Item 1	Financial Statements

	The Laclede Group, Inc.:
	Statements of Consolidated Income	4
	Statements of Consolidated Comprehensive Income	5
	Consolidated Balance Sheets	6-7
	Statements of Consolidated Cash Flows	8
	Notes to Consolidated Financial Statements	9-22

	Laclede Gas Company:
	Statements of Income	Ex. 99.1, p. 1
	Statements of Comprehensive Income	Ex. 99.1, p. 2
	Balance Sheets	Ex. 99.1, p. 3-4
	Statements of Cash Flows	Ex. 99.1, p. 5
	Notes to Financial Statements	Ex. 99.1, p. 6-13

Item 2	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (The Laclede Group, Inc.)	23-35
	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (Laclede Gas Company)	Ex. 99.1, p. 14-23

Item 3	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 5	Other Information	37

Item 6	Exhibits	37

SIGNATURES – The Laclede Group, Inc.		38

SIGNATURES – Laclede Gas Company		39

INDEX TO EXHIBITS		40

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

Item 1. Financial Statements

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2008	2007	2008	2007

Operating Revenues:
Regulated Gas Distribution	$189,598	$185,696	$1,017,579	$1,027,777
Non-Regulated Gas Marketing	314,646	218,771	735,831	548,088
Other	1,244	1,753	3,774	4,187
Total Operating Revenues	505,488	406,220	1,757,184	1,580,052
Operating Expenses:
Regulated
Natural and propane gas	112,896	121,490	713,263	746,589
Other operation expenses	34,285	29,283	108,487	99,779
Maintenance	6,543	5,830	18,592	17,488
Depreciation and amortization	8,819	8,565	26,295	25,630
Taxes, other than income taxes	14,549	13,360	60,485	60,467
Total Regulated Operating Expenses	177,092	178,528	927,122	949,953
Non-Regulated Gas Marketing	308,035	212,948	714,928	531,497
Other	1,102	1,589	3,815	4,398
Total Operating Expenses	486,229	393,065	1,645,865	1,485,848
Operating Income	19,259	13,155	111,319	94,204
Other Income and (Income Deductions) – Net	(836)	1,027	2,889	5,403
Interest Charges:
Interest on long-term debt	4,876	5,626	14,877	16,877
Interest on long-term debt to unconsolidated affiliate trust	347	69	486	208
Other interest charges	1,189	1,826	7,408	8,199
Total Interest Charges	6,412	7,521	22,771	25,284
Income from Continuing Operations Before Income Taxes
and Dividends on Laclede Gas Redeemable Preferred Stock	12,011	6,661	91,437	74,323
Income Tax Expense	2,902	1,888	30,713	26,110
Dividends on Laclede Gas Redeemable Preferred Stock	8	10	27	33
Income from Continuing Operations	9,101	4,763	60,697	48,180
Income from Discontinued Operations, Net
of Income Tax (Note 2)	158	4,499	20,819	988
Net Income	$9,259	$9,262	$81,516	$49,168

Average Number of Common Shares Outstanding	21,701	21,478	21,614	21,434
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$0.42	$0.22	$2.81	$2.24
Income from Discontinued Operations	0.01	0.21	0.96	0.05
Net Income	$0.43	$0.43	$3.77	$2.29

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$0.41	$0.22	$2.80	$2.24
Income from Discontinued Operations	0.01	0.21	0.96	0.05
Net Income	$0.42	$0.43	$3.76	$2.29

Dividends Declared Per Share of Common Stock	$0.375	$0.365	$1.125	$1.095

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2008	2007	2008	2007

Net Income	$9,259	$9,262	$81,516	$49,168
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain (loss) arising during period	(10,388)	5,194	(16,266)	3,222
Reclassification adjustment for (gains) losses included
in net income	3,256	(2,464)	(1,184)	(4,384)
Net unrealized gains (losses) on cash flow hedging
derivative instruments	(7,132)	2,730	(17,450)	(1,162)
Amortization of actuarial loss included in net periodic
pension cost	43	—	129	—
Other Comprehensive Income (Loss), Before Tax	(7,089)	2,730	(17,321)	(1,162)
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income (Loss)	(2,739)	1,055	(6,692)	(449)
Other Comprehensive Income (Loss), Net of Tax	(4,350)	1,675	(10,629)	(713)
Comprehensive Income	$4,909	$10,937	$70,887	$48,455

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands)	2008	2007	2007

ASSETS
Utility Plant	$1,215,336	$1,187,828	$1,176,954
Less: Accumulated depreciation and amortization	402,229	394,034	392,250
Net Utility Plant	813,107	793,794	784,704

Non-utility property	3,952	4,065	4,050
Other investments	43,226	43,635	43,309
Property and investments of discontinued operations	—	42,601	42,748
Other Property and Investments	47,178	90,301	90,107

Current Assets:
Cash and cash equivalents	32,971	52,746	36,365
Accounts receivable:
Gas customers – billed and unbilled	103,602	102,224	104,038
Other	126,871	57,861	79,241
Allowances for doubtful accounts	(14,107)	(11,232)	(15,591)
Delayed customer billings	18,389	—	11,621
Inventories:
Natural gas stored underground at LIFO cost	84,205	138,256	55,301
Propane gas at FIFO cost	19,907	19,950	19,950
Materials, supplies, and merchandise at average cost	5,699	4,990	5,656
Derivative instrument assets	18,948	31,057	23,379
Unamortized purchased gas adjustments	3,341	12,813	13,387
Deferred income taxes	9,245	—	6,255
Prepayments and other	19,847	27,914	26,848
Current assets of discontinued operations	—	30,756	32,851
Total Current Assets	428,918	467,335	399,301

Deferred Charges:
Prepaid pension cost	—	—	55,101
Regulatory assets	267,574	285,054	168,458
Other	4,409	4,669	6,223
Total Deferred Charges	271,983	289,723	229,782
Total Assets	$1,561,186	$1,641,153	$1,503,894

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands, except share amounts)	2008	2007	2007

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 21,961,795, 21,645,637, and 21,605,135 shares issued, respectively)	$21,962	$21,646	$21,605
Paid-in capital	144,955	136,061	134,277
Retained earnings	324,694	268,761	276,052
Accumulated other comprehensive income (loss)	(8,772)	1,857	2,942
Total Common Stock Equity	482,839	428,325	434,876
Redeemable preferred stock (less current sinking fund requirements) – Laclede Gas	467	627	627
Long-term debt to unconsolidated affiliate trust	—	46,400	46,400
Long-term debt (less current portion) – Laclede Gas	309,167	309,122	309,101
Total Capitalization	792,473	784,474	791,004

Current Liabilities:
Notes payable	58,600	211,400	102,100
Accounts payable	191,402	99,109	123,568
Advance customer billings	—	25,440	—
Current portion of long-term debt and preferred stock	160	40,160	40,160
Wages and compensation accrued	13,267	11,532	9,811
Dividends payable	8,326	7,970	7,951
Customer deposits	14,923	15,899	17,322
Interest accrued	6,204	11,103	6,595
Taxes accrued	26,313	20,922	33,660
Deferred income taxes current	—	2,644	—
Other	6,257	5,756	5,301
Current liabilities of discontinued operations	—	21,730	18,273
Total Current Liabilities	325,452	473,665	364,741

Deferred Credits and Other Liabilities:
Deferred income taxes	233,368	223,750	232,610
Unamortized investment tax credits	4,030	4,200	4,259
Pension and postretirement benefit costs	71,164	63,678	20,471
Asset retirement obligations	27,300	26,125	25,899
Regulatory liabilities	84,436	39,589	37,100
Other	22,963	22,554	23,885
Deferred credits and other liabilities of discontinued operations	—	3,118	3,925
Total Deferred Credits and Other Liabilities	443,261	383,014	348,149
Total Capitalization and Liabilities	$1,561,186	$1,641,153	$1,503,894

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,
(Thousands)	2008	2007

Operating Activities:
Net Income	$81,516	$49,168
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(44,491)	—
Depreciation, amortization, and accretion	27,828	28,879
Deferred income taxes and investment tax credits	(6,247)	(20,124)
Other – net	3,225	1,529
Changes in assets and liabilities:
Accounts receivable – net	(67,513)	(34,762)
Unamortized purchased gas adjustments	9,472	30,994
Deferred purchased gas costs	72,856	38,022
Accounts payable	92,780	26,640
Delayed customer billings - net	(43,829)	(43,064)
Taxes accrued	5,391	18,142
Natural gas stored underground	54,051	82,175
Other assets and liabilities	8,215	(25,607)
Net cash provided by operating activities	193,254	151,992

Investing Activities:
Proceeds from sale of discontinued operations	83,554	—
Capital expenditures	(41,503)	(43,020)
Other investments	(76)	(131)
Proceeds from unconsolidated affiliate trust’s redemption of its common securities	1,400	—
Net cash provided by (used in) investing activities	43,375	(43,151)

Financing Activities:
Maturity of first mortgage bonds	(40,000)	—
Redemption of long-term debt to unconsolidated affiliate trust	(46,400)	—
Repayment of short-term debt – net	(152,800)	(105,200)
Issuance of common stock	6,863	5,353
Dividends paid	(24,197)	(23,310)
Preferred stock reacquired	(160)	(159)
Other	290	62
Net cash used in financing activities	(256,404)	(123,254)

Net Decrease in Cash and Cash Equivalents	(19,775)	(14,413)
Cash and Cash Equivalents at Beginning of Period	52,746	50,778
Cash and Cash Equivalents at End of Period	$32,971	$36,365

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$30,109	$30,731
Income taxes	40,924	20,418

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
DISCONTINUED OPERATIONS - On March 31, 2008, Laclede Group sold 100% of its interest in SM&P Utility Resources, Inc. (SM&P), its wholly-owned subsidiary, which comprised the Non-Regulated Services segment. In accordance with generally accepted accounting principles, the results of operations for SM&P are reported as discontinued operations in the statement of income and its associated assets and liabilities are classified separately in the balance sheet. The operating results of SM&P have been aggregated and reported on the Statements of Consolidated Income as Income from Discontinued Operations, Net of Income Tax. The Company has reported in discontinued operations interest expense based on amounts previously recorded by SM&P. Discontinued operations does not include general corporate overheads previously recorded by SM&P. Prior periods have been reclassified to conform to the current-period presentation. For additional information relative to the Company’s sale of SM&P, refer to Note 2, Discontinued Operations.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at June 30, 2008 and 2007, for the Utility, were $10.9 million and $7.2 million, respectively. The amount of accrued unbilled revenue at September 30, 2007 was $11.9 million.
INCOME TAXES - Laclede Group and its subsidiaries have elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. Effective October 1, 2007, generally accepted accounting principles require that tax benefits be recognized in the financial statements as determined by new recognition and measurement provisions. These provisions permit the benefit from a tax position to be recognized only if, and to the extent that, it is more likely than not that the tax position will be sustained upon examination by the taxing authority, based on the technical merits of the position. Unrecognized tax benefits and related interest and penalties, if any, are recorded as liabilities or as a reduction to deferred tax assets. Laclede Group companies record deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities in the financial statements, and the related tax basis. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies.
Laclede Gas’ investment tax credits utilized prior to 1986 have been deferred and are being amortized in accordance with regulatory treatment over the useful life of the related property.
GOODWILL - The Company previously reported Goodwill separately on the Consolidated Balance Sheets, the total of which was fully attributable to SM&P, and was included in the Non-Regulated Services operating segment. During the quarter ended March 31, 2008, the Company sold 100% of its interest in SM&P, thereby reducing Goodwill to zero at March 31, 2008. Goodwill for prior periods has been reclassified in the Consolidated Balance Sheets and is included in the Property and Investments of Discontinued Operations line. For further information on the sale of SM&P, see Note 2, Discontinued Operations.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended June 30, 2008 and 2007 were $9.0 million and $8.1 million, respectively. Amounts recorded in Regulated Gas Distribution Operating Revenues for the nine months ended June 30, 2008 and 2007 were $47.2 million and $46.9 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, Other Than Income Taxes line.

STOCK-BASED COMPENSATION - Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan and the Restricted Stock Plan for Non-Employee Directors. Refer to Note 1 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007 for descriptions of these plans.
During the nine months ended June 30, 2008, the Company awarded 74,100 shares of performance-contingent restricted stock to executive officers at a weighted average grant date fair value of $29.32 per share. This number of shares represents the maximum shares that can be earned pursuant to the terms of the awards. The shares were awarded on December 5, 2007 and have a performance period ending in September 2010, during which participants are entitled to receive full dividends and voting rights on 49,400 of these shares based on the target level of performance. The number of shares that will ultimately vest is dependent upon the attainment of certain levels of earnings and dividend growth performance goals; further, under the terms of the award, the Compensation Committee (Committee) of the Board of Directors may reduce by up to 50% the number of shares that vest if the Company’s total shareholder return (TSR) during the performance period ranks in the bottom quartile relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles and is discussed further below.
During the nine months ended June 30, 2008, the Company made a separate award of 15,000 shares of performance-contingent restricted stock to an executive officer at a weighted average grant date fair value of $33.26 per share. This number of shares represents the maximum shares that can be earned pursuant to the terms of the award. The shares were awarded on December 5, 2007 and have a performance period ending in September 2009, during which the participant is entitled to receive full dividends and voting rights on 10,000 of these shares based on the target level of performance. The number of shares that will ultimately vest is dependent upon the attainment of certain business development performance metrics and succession management objectives and is not subject to the aforementioned TSR provision.
The weighted average grant date fair value of performance-contingent restricted stock awarded during the nine months ended June 30, 2007 was $34.95 per share.
Performance-contingent restricted stock activity for the nine months ended June 30, 2008 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at September 30, 2007	110,000	$32.87

Granted	89,100	$29.99
Vested	—	$—
Forfeited	(20,000)	$33.15

Nonvested at June 30, 2008	179,100	$31.40

During the nine months ended June 30, 2008, the Company awarded 23,250 shares of time-vested restricted stock to executives and key employees at a weighted average grant date fair value of $34.25 per share. These shares were awarded on December 5, 2007 and vest in December 2010. In the interim, participants receive full dividends and voting rights.
During the nine months ended June 30, 2008, the Company made a special award of 15,000 time-vested restricted stock units to an executive officer at a weighted average grant date fair value of $28.49 per share. Each restricted stock unit represents a contingent right to receive one share of Laclede Group common stock. The units were awarded on February 14, 2008 and vest in December 2011. The participant is required to retain the shares acquired upon vesting for twelve months from the date of delivery of the shares. No dividends are paid or accrue during the vesting period. Furthermore, the participant has no voting rights in the interim.
During the nine months ended June 30, 2008, the Company awarded 12,500 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $33.77 per share. These shares were awarded on January  31, 2008. The weighted average fair value of restricted stock awarded to non-employee directors during the nine months ended June 30, 2007 was $32.74 per share. These shares vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.

Time-vested restricted stock and time-vested restricted stock unit activity for the nine months ended June 30, 2008 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2007	9,000	$32.44

Granted	50,750	$32.43
Vested	(2,900)	$33.77
Forfeited	—	$—

Nonvested at June 30, 2008	56,850	$32.36

No stock options were granted during the nine months ended June 30, 2008. The weighted average fair value of stock options granted during the nine months ended June 30, 2007 was $8.07 per option.
Stock option activity for the nine months ended June 30, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at September 30, 2007	617,100	$30.04

Granted	—	$—
Exercised	(157,000)	$27.98
Forfeited	(15,000)	$30.88
Expired	(7,750)	$31.14

Outstanding at June 30, 2008	437,350	$30.73	6.6	$4,217

Fully Vested and Expected to Vest at June 30, 2008	424,705	$30.67	6.6	$4,119

Exercisable at June 30, 2008	256,725	$29.42	6.0	$2,812

The closing price of the Company’s common stock was $40.37 at June 30, 2008.
Compensation cost for performance-contingent restricted stock awards is based upon the probable outcome of the performance conditions. For shares that do not vest or are not expected to vest due to the outcome of the performance conditions, no compensation cost is recognized and any previously recognized compensation cost is reversed.
The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, is estimated using the closing price of the Company’s stock on the date of the grant. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks in the bottom quartile relative to a comparator group of companies and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value per share of the awards subject to the TSR provision awarded during the nine months ended June 30, 2008 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes.

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2008	2007	2008	2007

Total compensation cost	$508	$584	$1,930	$1,816
Compensation cost capitalized	(112)	(127)	(410)	(388)
Compensation cost recognized in net income	396	457	1,520	1,428
Income tax benefit recognized in net income	(153)	(177)	(587)	(552)
Compensation cost recognized in net income,
net of income tax	$243	$280	$933	$876

As of June 30, 2008, there was $4.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (options and restricted stock). That cost is expected to be recognized over a weighted average period of 2.5 years.
NEW ACCOUNTING STANDARDS - In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Under FIN 48, the Company may recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 as of October 1, 2007. For details regarding the cumulative effect of adoption and other pertinent information, see Note 7, Income Taxes.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.” Except as described below, SFAS No. 157 is effective for the Company as of the beginning of fiscal year 2009. In February 2008, the FASB issued two Staff Positions that amend SFAS No. 157. The first FASB Staff Position (FSP), No. FAS 157-1, excludes from the scope of SFAS No. 157 accounting pronouncements that address fair value measurements for purposes of lease classification and measurement. The second FSP, No. FAS 157-2, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Application of SFAS No. 157 to these items will be effective for the Company as of the beginning of fiscal year 2010. The Company is currently evaluating the potential impact of this Statement, as amended by these Staff Positions, on its consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for the Company’s interim and annual financial statements beginning in the second quarter of fiscal year 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the provisions of this Statement.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate that the adoption of SFAS No. 162 will have any effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” This Statement provides clarification to the guidance in SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and expands disclosure requirements. This Statement is effective for Laclede Group as of the beginning of fiscal year 2010. Because SFAS No. 163 is primarily applicable to insurance enterprises that issue financial guarantee insurance contracts, the Company does not anticipate that the adoption of this Statement will have any effect on its consolidated financial statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described by SFAS No. 128, “Earnings per Share.” The guidance in this FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for Laclede Group as of the beginning of fiscal year 2010. The FSP requires that the guidance be applied retrospectively to all prior-period EPS data presented. The Company is currently assessing the potential impact of this FSP on its EPS calculations.

2.	DISCONTINUED OPERATIONS

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary, SM&P, to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P is an underground facilities locating and marking business that comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. For information concerning Laclede Group’s obligations under these provisions, see Note 10, Commitments and Contingencies.
In accordance with generally accepted accounting principles, the operating results of SM&P have been aggregated and reported on the Statements of Consolidated Income as Income from Discontinued Operations, Net of Income Tax. The Company has reported in discontinued operations interest expense based on amounts previously recorded by SM&P. For the quarter ended June 30, 2007, discontinued operations includes pre-tax interest expense of $0.9 million. For the nine months ended June 30, 2008 and 2007, discontinued operations includes pre-tax interest expense of $1.6 million and $2.5 million, respectively. Discontinued operations does not include general corporate overheads. Income from Discontinued Operations reported in the Statements of Consolidated Income consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2008	2007	2008	2007

Operating revenues	$—	$51,707	$65,423	$118,270

Income (loss) from operations	—	7,363	(9,387)	1,799
Gain on disposal	—	—	44,491	—
Pre-tax income	—	7,363	35,104	1,799
Income tax expense (benefit)	(158)	2,864	14,285	811
Income from Discontinued Operations	$158	$4,499	$20,819	$988

Income from Discontinued Operations for the quarter ended June 30, 2008 was $0.2 million due to minor income tax adjustments related to the gain on disposal.

The assets and liabilities of SM&P have been segregated from continuing operations and have been reported as assets or liabilities of discontinued operations on the Consolidated Balance Sheets. Assets and liabilities of SM&P reported in the Consolidated Balance Sheets as discontinued operations consist of the following:

	Sept. 30,	June 30,
(Thousands)	2007	2007

Assets
Property and Investments:
Goodwill	$33,595	$33,595
Property, plant, and equipment – net	7,204	7,420
Other investments	1,802	1,733
Total Property and Investments	42,601	42,748
Current Assets:
Accounts receivable – net	28,816	30,639
Other	1,940	2,212
Total Current Assets	30,756	32,851
Total Assets	$73,357	$75,599

Liabilities
Current Liabilities:
Accounts payable	$7,720	$4,998
Wages and compensation accrued	3,950	5,879
Other	10,060	7,396
Total Current Liabilities	21,730	18,273
Deferred credits and other liabilities	3,118	3,925
Total Liabilities	$24,848	$22,198

3.	EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted EPS. Basic EPS does not include potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. Shares attributable to stock options and time-vested restricted stock are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. For both the quarter and nine months ended June 30, 2008, there were no shares attributable to antidilutive outstanding stock options or time-vested restricted stock excluded from the calculation of diluted earnings per share. For the quarter and nine months ended June 30, 2007, there were 207,500 and 114,500 antidilutive shares, respectively. Performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. For both the quarter and nine months ended June 30, 2008, 149,000 shares of nonvested performance-contingent restricted stock were excluded from the calculation of diluted earnings per share. For both the quarter and nine months ended June 30, 2007, 110,000 shares were excluded.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2008	2007	2008	2007

Basic EPS:
Income from Continuing Operations	$9,101	$4,763	$60,697	$48,180

Weighted Average Shares Outstanding	21,701	21,478	21,614	21,434
Earnings Per Share of Common Stock from
Continuing Operations	$0.42	$0.22	$2.81	$2.24

Diluted EPS:
Income from Continuing Operations	$9,101	$4,763	$60,697	$48,180

Weighted Average Shares Outstanding	21,701	21,478	21,614	21,434
Dilutive Effect of Stock Options
and Restricted Stock	114	41	93	49
Weighted Average Diluted Shares	21,815	21,519	21,707	21,483

Earnings Per Share of Common Stock from
Continuing Operations	$0.41	$0.22	$2.80	$2.24

4.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees. Benefits are based on years of service and the participant’s compensation during the highest three years of the last ten years of employment. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds.
Pension costs for the quarters ending June 30, 2008 and 2007 were $1.5 million and $1.4 million, respectively, including amounts charged to construction. Pension costs for the nine months ended June 30, 2008 and 2007 were $4.6 million and $4.1 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2008	2007	2008	2007

Service cost – benefits earned
during the period	$3,243	$3,106	$9,728	$9,317
Interest cost on projected
benefit obligation	4,670	4,482	14,010	13,447
Expected return on plan assets	(5,162)	(5,074)	(15,487)	(15,222)
Amortization of prior service cost	272	284	816	851
Amortization of actuarial loss	791	920	2,373	2,761
Sub-total	3,814	3,718	11,440	11,154
Loss on lump sum settlement	—	—	—	945
Regulatory adjustment	(2,280)	(2,364)	(6,840)	(8,037)
Net pension cost	$1,534	$1,354	$4,600	$4,062

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump sum payments were recognized as settlements during the nine months ended June 30, 2008. Lump sum payments recognized as settlements during the nine months ended June 30, 2007 were $2.8 million.

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
SM&P maintains a non-qualified, defined benefit plan with four participants that was frozen to new participants in 2002. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan is not material. The Company sold 100% of its interest in SM&P on March 31, 2008, and the liabilities for this plan remain with SM&P.
Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for the quarters ended June 30, 2008 and 2007 were $1.9 million and $2.0 million, respectively, including amounts charged to construction. Postretirement benefit costs for the nine months ended June 30, 2008 and 2007 were $5.7 million and $5.9 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2008	2007	2008	2007

Service cost – benefits earned
during the period	$1,140	$1,016	$3,420	$3,047
Interest cost on accumulated
postretirement benefit obligation	977	899	2,931	2,699
Expected return on plan assets	(509)	(430)	(1,528)	(1,292)
Amortization of transition obligation	34	34	102	102
Amortization of prior service cost	(582)	(582)	(1,746)	(1,746)
Amortization of actuarial loss	746	811	2,238	2,434
Sub-total	1,806	1,748	5,417	5,244
Regulatory adjustment	104	222	314	668
Net postretirement benefit cost	$1,910	$1,970	$5,731	$5,912

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

5.	FINANCIAL INSTRUMENTS

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed-price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At June 30, 2008, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.
Settled and open futures positions were as follows at June 30, 2008:

	Position Month	MMBtu (millions)	Average Price per MMBtu
Settled short positions	July 2008	1.07	$12.12
Settled long positions	July 2008	0.16	10.82

Open short futures positions	August 2008	1.12	11.67
	September 2008	0.45	9.40
	October 2008	0.18	9.82
	November 2008	0.81	10.02
	December 2008	0.34	9.55
	January 2009	0.31	9.76
	February 2009	0.31	9.74
	March 2009	0.27	9.69
	April 2009	0.03	10.72
	November 2009	0.10	8.80
	December 2009	0.15	8.83
	January 2010	0.15	8.83
	February 2010	0.15	8.83
	March 2010	0.10	8.80

Open long futures positions	August 2008	0.06	7.60
	September 2008	0.06	7.60
	October 2008	0.06	7.60
	November 2008	0.06	7.60
	December 2008	0.06	7.60
	April 2009	0.30	8.94

The above futures contracts are derivative instruments, and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income. Accumulated Other Comprehensive Income is a component of Total Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the hedged transactions occur. As of June 30, 2008, it is expected that approximately $10.0 million of pre-tax unrealized losses will be reclassified into the Consolidated Statement of Income during the next twelve months. The ineffective portions of these hedge instruments are charged or credited to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax losses recognized in earnings for the ineffective portion of cash flow hedges was $0.9 million for the quarter ended June 30, 2008 and $1.3 million for the nine months ended June 30, 2008. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $0.5 million for the quarter ended June 30, 2007. The net amount of ineffectiveness recognized for the nine months ended June 30, 2007 was not material. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

6.	LONG-TERM DEBT TO UNCONSOLIDATED AFFILIATE TRUST

In fiscal year 2003, Laclede Group formed Laclede Capital Trust I (Trust), its affiliated, nonconsolidated trust, for the sole purpose of issuing trust securities and investing the gross proceeds of the sale of the trust securities in debt securities of Laclede Group. All of the Trust securities had a liquidation value of $25 per share and a dividend rate of 7.70%, with all of its common securities being owned by Laclede Group and all of its preferred securities being sold to the public. The Trust’s sole asset was the Company’s $46.4 million aggregate principal amount of 7.70% debentures due December 1, 2032, which had the same economic terms as the Trust securities and were reflected as Long-term debt to unconsolidated affiliate trust on the Consolidated Balance Sheets. The Company’s investment in the Trust common securities was included on the Other investments line on the Consolidated Balance Sheets.
On May 5, 2008, Laclede Group redeemed in full its $46.4 million subordinated debentures, which also triggered the redemption of all of the Trust common and preferred securities on the same date. Interest on the debentures and distributions on the Trust securities ceased on and after the redemption date. Upon redemption, Laclede Group recognized a pre-tax loss of $1.4 million, primarily attributable to unamortized issuance costs. A portion of the proceeds received from the sale of SM&P was used to fund the redemption. The Trust was dissolved on June 16, 2008.

7.	INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” as of October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Pursuant to FIN 48, the Company may recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
Upon adoption of FIN 48, the Company recognized a reduction to beginning retained earnings as a cumulative-effect adjustment totaling $1.1 million, reclassified $2.5 million of income tax liabilities from current to non-current liabilities, and increased its liabilities for accrued interest and penalties. Total unrecognized tax benefits as of October 1, 2007 were $2.1 million, all of which would have favorably impacted the effective tax rate, if recognized. The Company recognizes potential accrued interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Potential interest and penalties accrued (net of income tax benefit) associated with the Company’s uncertain tax positions were $1.5 million at October 1, 2007. Unrecognized tax benefits, accrued interest payable, and accrued penalties payable are included in the Other line of the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheets.
The Company is subject to U.S. federal income tax as well as income tax of state and local jurisdictions. The Company is no longer subject to examination for fiscal years prior to 2005. The federal statute of limitations remains open until June 15, 2009 and 2010 for fiscal years 2005 and 2006, respectively. However, during the quarter ended March 31, 2008, the Company effectively settled an audit with the Internal Revenue Service for those periods. Completion of the audit represents an event requiring the Company to re-evaluate its uncertain tax positions. As a result, the Company recognized fiscal years 2005 and 2006 unrecognized tax benefits of $1.0 million, which favorably impacted the effective tax rate, and reversed $1.6 million of accrued interest and penalties (net of income tax benefit). During the quarter ended June 30, 2008, the statute of limitations for the Company’s fiscal year 2004 expired. As a result, previously unrecognized tax benefits of $0.3 million were recognized by the Company, which favorably impacted the effective tax rate, and $0.1 million of related accrued interest and penalties were reversed (net of income tax benefit).
Total FIN 48 unrecognized tax benefits at June 30, 2008 were $0.9 million, all of which would favorably impact the effective tax rate, if recognized. Potential interest and penalties associated with these liabilities were immaterial. The Company does not expect to make any significant tax payment related to any of the above obligations within the next twelve months.

8.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2008	2007	2008	2007

Allowance for funds used during construction	$(21)	$(2)	$(46)	$(18)
Interest income	738	835	3,558	4,072
Other income	472	376	1,192	922
Other income deductions	(2,025)	(182)	(1,815)	427
Other Income and (Income Deductions) – Net	$(836)	$1,027	$2,889	$5,403

The decrease in Other Income and (Income Deductions) – Net for the nine months ended June 30, 2008, compared with the nine months ended June 30, 2007, was primarily due to higher investment losses, a loss on the redemption of long-term debt (primarily unamortized issuance costs), lower income associated with carrying costs applied to under-recoveries of gas costs, and reduced income associated with changes in the cash surrender value of life insurance policies. These factors were partially offset by a reversal of tax-related expenses and additional proceeds related to the Company’s interest, as a policyholder, in the sale of a mutual insurance company. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s Purchased Gas Adjustment (PGA) Clause.

9.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten other counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also includes Laclede Gas’ non-regulated merchandise sales business. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment Revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
Previously, SM&P comprised the Non-Regulated Services segment and its financial information was presented separately. As discussed in Note 2, Discontinued Operations, the Company sold SM&P on March 31, 2008. Accordingly, financial information for this segment has been reclassified and reported as discontinued operations in the Consolidated Financial Statements. Under generally accepted accounting principles, general corporate overhead expenses may not be reported in discontinued operations. Amounts of such expenses that were previously reported by SM&P but that are required to be reported in continuing operations are reflected in the Unallocated & Eliminations column of the table below. Prior periods reported in the table below have been reclassified to conform to the current-period presentation of segment information.

		Non-
	Regulated	Regulated		Unallocated
	Gas	Gas		&
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
June 30, 2008
Revenues from external
customers	$189,597	$311,609	$984	$—	$502,190
Intersegment revenues	1	3,037	260	—	3,298
Total operating revenues	189,598	314,646	1,244	—	505,488
Income (loss) from continuing
operations	5,501	4,267	(667)	—	9,101
Total assets of continuing
operations	1,382,002	177,893	113,369	(112,078)	1,561,186

Nine Months Ended
June 30, 2008
Revenues from external
customers	$1,016,302	$728,017	$2,995	$—	$1,747,314
Intersegment revenues	1,277	7,814	779	—	9,870
Total operating revenues	1,017,579	735,831	3,774	—	1,757,184
Income (loss) from continuing
operations	46,579	14,782	(400)	(264)	60,697
Total assets of continuing
operations	1,382,002	177,893	113,369	(112,078)	1,561,186

Three Months Ended
June 30, 2007
Revenues from external
customers	$168,673	$213,036	$1,493	$—	$383,202
Intersegment revenues	17,023	5,735	260	—	23,018
Total operating revenues	185,696	218,771	1,753	—	406,220
Income (loss) from continuing
operations	846	3,854	292	(229)	4,763
Total assets of continuing
operations	1,288,098	130,417	78,208	(68,428)	1,428,295

Nine Months Ended
June 30, 2007
Revenues from external
customers	$992,383	$508,561	$3,408	$—	$1,504,352
Intersegment revenues	35,394	39,527	779	—	75,700
Total operating revenues	1,027,777	548,088	4,187	—	1,580,052
Income (loss) from continuing
operations	37,214	10,971	580	(585)	48,180
Total assets of continuing
operations	1,288,098	130,417	78,208	(68,428)	1,428,295

10.	COMMITMENTS AND CONTINGENCIES

Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. See Note 14 to the Consolidated Financial Statements included in the Company’s Fiscal Year 2007 Form 10-K for information relative to environmental matters generally. There have been no significant changes relative to environmental matters during the nine months ended June 30, 2008.
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
On December 31, 2007, the MoPSC Staff filed a memorandum with the Commission proposing a disallowance of $2.8 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2006. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC. In addition, the MoPSC’s Staff’s memorandum raised questions regarding whether certain sales and capacity release transactions subject to the FERC’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. Subsequently, as a result of the internal review, the Company has provided the FERC Staff with a report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On July 23, 2008, the FERC Staff requested additional information, which will be provided by the Company.
As reported in Note 2, Discontinued Operations, during the quarter ended March 31, 2008, the Company sold 100% of its interest in its wholly-owned subsidiary SM&P. The sales agreement (Agreement) includes representations and warranties customary for such transactions, including, among others, representations and warranties of the parties as to brokers’ fees; of SM&P as to its financial status, contracts, title to and condition of personal and real property, taxes, legal compliance, environmental matters, employee benefits, and intellectual property. The Agreement also includes customary indemnification provisions under which Laclede’s aggregate indemnification obligations are limited to a maximum of $7.0 million for most claims. Obligations subject to this maximum apply only in the event claims exceed a stated deductible, both individually and in the aggregate. However, this maximum limitation and deductible do not apply to obligations associated with taxes, employee benefits, title to personal property, and certain other fundamental representations and warranties. A maximum potential future payment amount cannot be estimated for these obligations. The terms of the indemnifications in the Agreement are generally dependent upon the statute of limitations applicable to the particular representations and warranties made by the Company, although certain representations and warranties have an indefinite life under the Agreement. As of June 30, 2008, the carrying amount of the liability recognized for these indemnification obligations was $0.2 million, based on the Company’s assessment of risk.
Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.
Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At June 30, 2008, the maximum guarantees under these leases were $1.7 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At June 30, 2008, the carrying value of the liability recognized for these guarantees was $0.3 million.
Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2008 are estimated at approximately $2.7 billion. Additional contracts are generally entered into prior to or during the heating season.
Laclede Group had guarantees totaling $57.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2008. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $1.0 million bringing the total to $58.5 million in guarantees outstanding at August 4, 2008. No amounts have been recorded for these guarantees in the financial statements.

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

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary SM&P Utility Resources, Inc. (SM&P) to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P is an underground facilities locating and marking business that comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. In accordance with generally accepted accounting principles, the results of operations for SM&P are reported as discontinued operations in the Consolidated Statements of Income and its associated assets and liabilities are classified separately in the Consolidated Balance Sheets.

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

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of Laclede Group’s strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 16,000 mile natural gas distribution system and related storage facilities. With regard to the storage facilities owned by Laclede Gas, management is currently undertaking an evaluation of the Utility’s natural gas storage field, which was developed more than 50 years ago, to assess the field’s current and future capabilities. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The settlement of the Utility’s 2007 rate case resulted in enhancements to the Utility’s weather mitigation rate design that better ensure the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. The Utility’s income from off-system sales remains subject to fluctuations in market conditions. In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility retained all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million were shared with customers, with the Utility retaining 50% of amounts exceeding that threshold. The Stipulation & Agreement approved by the MoPSC in the Utility’s 2007 rate case increases the portion of pre-tax income from off-system sales and capacity release revenues that is shared with customers. Effective October 1, 2007, the Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets.

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

Laclede Group continues to develop its other subsidiaries. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. Nevertheless, income from LER’s operations is subject to fluctuations in market conditions.

Quarter Ended June 30, 2008

Earnings

Overview – Net Income (Loss) by Operating Segment	Quarter Ended
	June 30,
(Millions, After-tax)	2008	2007

Regulated Gas Distribution	$5.5	$0.9
Non-Regulated Gas Marketing	4.3	3.9
Other	(0.7)	—
Income from Continuing Operations	9.1	4.8
Income from Discontinued Operations	0.2	4.5
Net Income	$9.3	$9.3

Laclede Group’s consolidated net income was $9.3 million for both the quarters ended June 30, 2008 and June 30, 2007. Basic and diluted earnings per share were $0.43 and $0.42, respectively, for the quarter ended June 30, 2008, compared with basic and diluted earnings per share of $0.43 for the quarter ended June 30, 2007. Results for the quarter ended June 30, 2007 included the effect of SM&P’s seasonal operating income, reported as discontinued operations this year as a result of the sale of SM&P on March 31, 2008. Consolidated net income was unchanged from the same period last year despite the absence of earnings this year from SM&P, the impact of which was offset by higher income reported by both Laclede Group’s regulated gas distribution and non-regulated gas marketing segments.

Income from Continuing Operations

Laclede Group’s income from continuing operations was $9.1 million for the quarter ended June 30, 2008, compared with $4.8 million for the quarter ended June 30, 2007. Basic and diluted earnings per share from continuing operations were $0.42 and $0.41, respectively, for the quarter ended June 30, 2008, compared with basic and diluted earnings per share of $0.22 for the quarter ended June 30, 2007. Earnings results reported by both Laclede Group’s regulated gas distribution and non-regulated gas marketing segments increased over the quarter ended June 30, 2007. Variations in income from continuing operations were primarily attributable to the factors described below.

Regulated Gas Distribution net income increased by $4.6 million for the quarter ended June 30, 2008, compared with the quarter ended June 30, 2007. The increase in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective August 1, 2007, totaling $8.7 million; and,
•	interim benefits of a rate design change, effective August 1, 2007, and other variations totaling $5.1 million.

These factors were partially offset by:

•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $3.1 million;
•	an increase in the provision for uncollectible accounts, totaling $2.6 million; and,
•	lower income from off-system sales and capacity release, totaling $2.0 million, primarily due to a reduction in the Utility’s share of such income (pursuant to the 2007 rate case).

The Non-Regulated Gas Marketing segment reported an increase in earnings of $0.4 million, compared with the same quarter last year, primarily due to higher margins on sales of natural gas by LER and slightly higher sales volumes.

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

Regulated gas distribution operating revenues for the quarter ended June 30, 2008 were $189.6 million, or $3.9 million more than the same quarter last year. Temperatures experienced in the Utility’s service area during the quarter were 16.1% colder than the same quarter last year and 28.4% colder than normal. Total system therms sold and transported were 0.13 billion for the quarter ended June 30, 2008, compared with 0.14 billion for the same quarter last year. Total off-system therms sold and transported were 0.03 billion for the quarter ended June 30, 2008, compared with 0.05 billion for the same quarter last year. The increase in regulated operating revenues was primarily attributable to the following factors:

Quarter Ended
(Millions)	June 30, 2008
Lower off-system sales volumes	$(15.4)
Higher prices charged for off-system sales	11.2
General rate increase, effective August 1, 2007	8.7
Higher charges for system gas sales and other variations	4.0
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(4.0)
Lower Infrastructure System Replacement Surcharge (ISRS) revenues	(0.6)
Total Variation	$3.9

Regulated operating expenses for the quarter ended June 30, 2008 decreased $1.4 million from the same quarter last year. Natural and propane gas expense decreased $8.6 million, or 7.1%, from last year’s level, primarily attributable to lower rates charged by our suppliers, lower off-system gas expense, and lower system volumes purchased for sendout. Other operation and maintenance expenses increased $5.7 million, or 16.3%, primarily due to a higher provision for uncollectible accounts, increased maintenance and distribution charges, higher legal fees, and increased group insurance charges. These factors were partially offset by decreased injuries and damages expenses. Taxes, other than income, increased $1.2 million, or 8.9%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $95.9 million, primarily due to increased per unit gas sales prices charged by LER and increased sales volumes. The increase in non-regulated gas marketing operating expenses totaling $95.1 million was primarily associated with higher prices charged by suppliers and increased volumes purchased.

Other Income and (Income Deductions) – Net

The $1.9 million decrease in other income and (income deductions) – net was primarily due to a loss on the redemption of long-term debt (primarily unamortized issuance costs), higher investment losses, and lower income associated with carrying costs applied to under-recoveries of gas costs. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Interest Charges

The $1.1 million decrease in interest charges was primarily due to a reduction in interest on long-term debt resulting from the November 2007 maturity of $40 million principal amount of 7 1/2% First Mortgage Bonds.

Income Taxes

The $1.0 million increase in income taxes was primarily due to higher pre-tax income, partially offset by the recognition of previously unrecognized tax benefits recorded pursuant to Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” and the net effect of various property-related deductions.

Income from Discontinued Operations

Laclede Group closed on the sale of 100% of its interest in SM&P on March 31, 2008. Income from discontinued operations for the quarter ended June 30, 2007 was $4.5 million, attributable to SM&P’s seasonal operating income. Basic and diluted earnings per share from discontinued operations for the quarter ended June 30, 2007 were $0.21.

Nine Months Ended June 30, 2008

Earnings

Overview – Net Income (Loss) by Operating Segment	Nine Months Ended
	June 30,
(Millions, After-tax)	2008	2007

Regulated Gas Distribution	$46.6	$37.2
Non-Regulated Gas Marketing	14.8	11.0
Other	(0.7)	—
Income from Continuing Operations	60.7	48.2
Income from Discontinued Operations	20.8	1.0
Net Income	$81.5	$49.2

Laclede Group’s consolidated net income was $81.5 million for the nine months ended June 30, 2008, compared with $49.2 million for the nine months ended June 30, 2007. Basic and diluted earnings per share were $3.77 and $3.76, respectively, for the nine months ended June 30, 2008, compared with basic and diluted earnings per share of $2.29 for the nine months ended June 30, 2007. Earnings per share increased compared to last year largely due to the one-time gain realized on the sale of Laclede Group’s wholly-owned subsidiary, SM&P. Earnings results reported by both Laclede Group’s regulated gas distribution segment and its non-regulated gas marketing segment also increased over the nine months ended June 30, 2007.

Income from Continuing Operations

Laclede Group’s income from continuing operations was $60.7 million for the nine months ended June 30, 2008, compared with $48.2 million for the nine months ended June 30, 2007. Basic and diluted earnings per share from continuing operations were $2.81 and $2.80, respectively, for the nine months ended June 30, 2008, compared with basic and diluted earnings per share of $2.24 for the nine months ended June 30, 2007. Earnings results reported by both Laclede Group’s regulated gas distribution segment and its non-regulated gas marketing segment increased over the same period last year. Variations in income from continuing operations were primarily attributable to the factors described below.

Regulated Gas Distribution net income increased by $9.4 million for the nine months ended June 30, 2008, compared with the nine months ended June 30, 2007. The increase in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective August 1, 2007, totaling $30.4 million;
•	the effect of higher system gas sales volumes and other variations totaling $2.3 million; and,
•	the recognition of previously unrecognized tax benefits and the reversal of related expenses, totaling $1.5 million.

These factors were partially offset by:

•	lower income from off-system sales and capacity release, totaling $9.5 million, primarily due to a reduction in the Utility’s share of such income (pursuant to the 2007 rate case);
•	an increase in the provision for uncollectible accounts, totaling $4.9 million; and,
•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $4.9 million.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $3.8 million for the nine months ended June 30, 2008, compared with the same period last year, primarily due to higher margins on sales of natural gas by LER, increased sales volumes, and the reversal of tax-related expenses.

Regulated Operating Revenues and Operating Expenses

Regulated gas distribution operating revenues for the nine months ended June 30, 2008 were $1.0 billion, or $10.2 million less than the same period last year. Temperatures experienced in the Utility’s service area during the nine months ended June 30, 2008 were 6.8% colder than the same period last year, but 0.6% warmer than normal. Total system therms sold and transported were 0.85 billion for the nine months ended June 30, 2008, compared with 0.82 billion for the same period last year. Total off-system therms sold and transported were 0.14 billion for the nine months ended June 30, 2008, compared with 0.21 billion for the same period last year. Increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on net revenues and net income. The decrease in regulated operating revenues was primarily attributable to the following factors:

Nine Months
Ended
(Millions)	June 30, 2008
Lower off-system sales volumes	$(48.6)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(47.2)
Higher system sales volumes, primarily due to colder weather, and other variations	34.0
General rate increase, effective August 1, 2007	30.4
Higher prices charged for off-system sales	22.8
Lower ISRS revenues	(1.6)
Total Variation	$(10.2)

Regulated operating expenses for the nine months ended June 30, 2008 decreased $22.8 million from the same period last year. Natural and propane gas expense decreased $33.3 million, or 4.5%, from last year’s level, primarily attributable to lower rates charged by our suppliers and lower off-system gas expense, partially offset by increased system volumes purchased for sendout. Other operation and maintenance expenses increased $9.8 million, or 8.4%, primarily due to a higher provision for uncollectible accounts, increased maintenance and distribution expenses, higher legal fees, increased pension costs, the effect of a gain on the disposal of assets recorded last year, and higher wage rates. Depreciation and amortization expense increased $0.7 million, or 2.6%, primarily due to additional depreciable property.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $187.7 million, primarily due to higher per unit gas sales prices charged by LER and increased sales volumes. The increase in non-regulated gas marketing operating expenses totaling $183.4 million was primarily associated higher prices charged by suppliers and increased volumes purchased.

Other Income and (Income Deductions) – Net

The $2.5 million decrease in other income and (income deductions) – net was primarily due to higher investment losses, a loss on the redemption of long-term debt (primarily unamortized issuance costs), lower income associated with carrying costs applied to under-recoveries of gas costs, and reduced income associated with changes in the cash surrender value of life insurance policies. These factors were partially offset by a reversal of tax-related expenses and additional proceeds related to the Company’s interest, as a policyholder, in the sale of a mutual insurance company. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Interest Charges

The $2.5 million decrease in interest charges was primarily due to a reduction in interest on long-term debt resulting from the November 2007 maturity of $40 million principal amount of 7 1/2% First Mortgage Bonds and the reversal of tax-related expenses.

Income Taxes

The $4.6 million increase in income taxes was primarily due to higher pre-tax income, partially offset by the recognition of previously unrecognized tax benefits recorded pursuant to FIN 48.

Income from Discontinued Operations

The sale of SM&P on March 31, 2008 resulted in after-tax earnings of approximately $26 million, net of associated costs of disposal. Income from discontinued operations for the nine months ended June 30, 2008 was $20.8 million, consisting of the net effect of the sale and SM&P’s seasonal operating loss through the March 31 sale date. Income from discontinued operations was $1.0 million for the same period last year, reflecting SM&P’s operating income for the period. Basic and diluted earnings per share from discontinued operations were $0.96 for the nine months ended June 30, 2008, compared with basic and diluted earnings per share of $0.05 for the same period last year.

Labor Agreement

Laclede Gas’ labor agreement with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (Union), which represents approximately 65% of Laclede Gas’ employees, expired at midnight, July 31, 2008. On August 4, 2008, Laclede Gas and Union representatives reached a new four-year labor agreement replacing the prior agreement. The new contract will expire at midnight on July 31, 2012.

REGULATORY MATTERS

During fiscal 2006, the MoPSC approved permanent modifications to the Cold Weather Rule affecting the disconnection and reconnection practices of utilities during the winter heating season. Those modifications included provisions to allow the Utility to obtain accounting authorizations and defer for future recovery certain costs incurred with the modifications. During fiscal 2007, the Utility deferred for future recovery $2.7 million of costs associated with the fiscal 2007 heating season. On October 31, 2007, the Utility filed for determination and subsequent recovery of the deferred amount. On November 16, 2007, the MoPSC directed the MoPSC Staff and the Missouri Office of Public Counsel (Public Counsel) to submit their positions regarding the Utility’s filing by February 28, 2008. On February 28, 2008, the Utility and the MoPSC Staff filed a Non-unanimous Stipulation & Agreement in which these parties agreed to a recovery of $2.5 million of costs. The Non-unanimous Stipulation & Agreement was opposed by Public Counsel, and a hearing in this matter was held before the Commission on March 31, 2008. On April 17, 2008, the Commission issued its Report and Order approving the $2.5 million cost recovery recommended by the Utility and the MoPSC Staff. Consistent with the approved amount, the Utility recorded a reduction in its deferral totaling $0.2 million during the quarter ended March 31, 2008. On May 29, 2008, Public Counsel appealed the MoPSC’s April 17 Order to the Cole County, Missouri Circuit Court. Laclede Gas believes that Public Counsel’s appeal is without merit and intends to vigorously oppose the appeal.

On November 9, 2007, the Utility made an ISRS filing with the Commission designed to increase revenues by $1.6 million annually. On January 15, 2008, the Commission approved implementation of the surcharge to be effective January 18, 2008. On April 25, 2008, the Utility made an ISRS filing with the Commission designed to increase revenues by $1.9 million annually. On June 24, 2008, the Commission approved implementation of the surcharge in the full amount requested, effective June 30, 2008.

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

On December 31, 2007, the MoPSC Staff filed a memorandum with the Commission proposing a disallowance of $2.8 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2006. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC. In addition, the MoPSC’s Staff’s memorandum raised questions regarding whether certain sales and capacity release transactions, subject to the Federal Energy Regulatory Commission (FERC)’s oversight, were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. Subsequently, as a result of the internal review, the Company has provided the FERC Staff with a report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On July 23, 2008, the FERC Staff requested additional information, which will be provided by the Company.

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. Such filing is pending before the MoPSC.

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

The Utility’s PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including the costs, cost reductions, and related carrying costs associated with the Utility’s use of natural gas financial instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and regulatory liabilities that are recovered or refunded in a subsequent period. The PGA Clause also authorizes the Utility to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season. The PGA Clause also permits the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments. Effective October 1, 2007, the PGA Clause also provides for a portion of income from off-system sales and capacity release revenues to be flowed through to customers.

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

FINANCIAL CONDITION

CREDIT RATINGS

As of June 30, 2008, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

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

Net cash provided by operating activities for the nine months ended June 30, 2008 was $193.3 million, compared with $152.0 million for the same period last year. The variation is primarily attributable to differences in the timing of the collections of gas cost under the Utility’s PGA Clause, including the effects of this year’s reduction in net cash payments associated with the Utility’s use of natural gas financial instruments, and higher operating income this year. These variations are partially offset by an increase in cash paid for income taxes.

Net cash provided by investing activities for the nine months ended June 30, 2008 was $43.4 million, compared with net cash used in investing activities of $43.2 million for the nine months ended June 30, 2007. The variation is primarily attributable to the proceeds from the sale of SM&P recorded this year.

Net cash used in financing activities was $256.4 million for the nine months ended June 30, 2008, compared with $123.3 million for the nine months ended June 30, 2007. The variation is primarily attributable to increased repayments of short-term debt, the redemption of the Company’s long-term debt to an unconsolidated affiliate trust, and the maturity of long-term debt this year. The Company used a portion of the proceeds from the aforementioned sale of SM&P to fund the redemption of the long-term debt to the unconsolidated affiliate trust.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. Laclede Gas has a line of credit in place of $320 million. During the second quarter, the expiration of this line was extended one year to December 2011 from December 2010. In November 2007, the Utility established a seasonal line of credit of $40 million, which expired in March 2008. The Utility had short-term borrowings aggregating to a maximum of $304.5 million at any one time during the nine months ended June 30, 2008. Short-term commercial paper borrowings outstanding at June 30, 2008 were $58.6 million. The weighted average interest rate on these short-term borrowings was 3.0% per annum at June 30, 2008. Based on total short-term borrowings at June 30, 2008, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows of Laclede Group by approximately $0.6 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs. In addition, Laclede Gas had borrowings from Laclede Group totaling $44.4 million at June 30, 2008.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On June 30, 2008, total debt was 53% of total capitalization. For the twelve months ended June 30, 2008, EBITDA was 3.97 times interest expense.

Laclede Gas has on file with the Securities and Exchange Commission (SEC) an effective shelf registration on Form S-3 for issuance of $350 million of securities. The full amount of this shelf registration remains available to Laclede Gas at this time. The Utility has authority from the MoPSC to issue up to $500 million in First Mortgage Bonds, unsecured debt, and equity securities. In May 2008, pursuant to this authority, the Utility sold 26 shares of its common stock to Laclede Group for $0.9 million, leaving $493.3 million remaining under this authorization as of the date of this filing. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.

On November 1, 2007, Laclede Gas paid at maturity $40 million principal amount of 7 1/2% First Mortgage Bonds. This maturity was funded through short-term borrowings. At June 30, 2008, Laclede Gas had fixed-rate long-term debt totaling $310 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

On May 5, 2008, Laclede Group redeemed in full its $46.4 million subordinated debentures, which also triggered the redemption of all of the Laclede Capital Trust I (Trust) common and preferred securities on the same date. Interest on the debentures and distributions on the Trust securities ceased on and after the redemption date. Upon redemption, Laclede Group recognized a pre-tax loss of $1.4 million, primarily attributable to unamortized issuance costs. A portion of the proceeds received from the sale of SM&P was used to fund the redemption. The Trust was dissolved on June 16, 2008.

Laclede Group has on file a shelf registration on Form S-3 with the SEC that allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of June 30, 2008. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit, $40 million of which expires in August 2009 and $10 million of which expires in October 2008, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 43% on June 30, 2008. These lines were previously used to provide letters of credit on behalf of SM&P, and have been used to provide for seasonal funding needs of the various other subsidiaries from time to time. Just prior to the SM&P sale, the letters of credit provided on behalf of SM&P totaled $2.8 million. Such letters have been released and extinguished. There were no borrowings under Laclede Group’s lines during the quarter.

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At June 30, 2008, the maximum guarantees under these leases were $1.7 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At June 30, 2008, the carrying value of the liability recognized for these guarantees was $0.3 million.

Laclede Group had guarantees totaling $57.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2008. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $1.0 million bringing the total to $58.5 million in guarantees outstanding at August 4, 2008. No amounts have been recorded for these guarantees in the financial statements.

Utility capital expenditures were $40.2 million for the nine months ended June 30, 2008, compared with $41.5 million for the same period last year. Non-utility capital expenditures were $1.3 million for the nine months ended June 30, 2008, compared with $1.5 million for the same period last year.

Consolidated capitalization at June 30, 2008, excluding current obligations of preferred stock, consisted of 60.9% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, and 39.0% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at June 30, 2008 and at September 30, 2007, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Regulatory Liabilities, and Delayed and Advance Customer Billings. The Consolidated Balance Sheet at June 30, 2007 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of June 30, 2008, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	2013 and thereafter
Principal Payments on Long-Term Debt	$310.0	$—	$—	$25.0	$285.0
Interest Payments on Long-Term Debt	382.4	1.2	39.0	36.5	305.7
Operating Leases (a)	11.1	1.3	7.6	2.2	—
Purchase Obligations – Natural Gas (b)	2,706.3	375.7	1,621.9	590.6	118.1
Purchase Obligations – Other (c)	119.1	6.4	25.9	19.2	67.6
Total (d)	$3,528.9	$384.6	$1,694.4	$673.5	$776.4

(a)
Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2008 New York Mercantile Exchange futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The categories of Capital Leases and Other Long-Term liabilities have been excluded from the table above because there are no applicable amounts of contractual obligations under these categories. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company does not expect to make any contributions to its qualified, trusteed pension plans during the remainder of fiscal year 2008. Laclede Gas anticipates a $0.1 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2008. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $4.1 million to the qualified trusts and $0.1 million directly to participants from Laclede Gas’ funds during the remainder of fiscal year 2008. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 4, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas financial instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At June 30, 2008, the Utility held 7.4 million MMBtu of futures contracts at an average price of $9.03 per MMBtu. Additionally, 13.8 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2009.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. As part of LER’s risk management policy, LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At June 30, 2008, LER’s unmatched positions are not material to Laclede Group’s financial position or results of operations.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 14 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007. There have been no significant changes relative to environmental matters during the nine months ended June 30, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the “Market Risk” subsection in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 35 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 14 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, on page 29 of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2008, the Board of Directors of Laclede Gas approved the sale of 26 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.9 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 5. Other Information

(a)
On August 1, 2008, Laclede Group executed an amendment to its $40 million line of credit with U.S. Bank, National Association to extend its term for an additional year, expiring on August 3, 2009. In addition, the parties amended certain terms related to rates and fees. The amendment is filed with this Form 10-Q as exhibit 10.1.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	August 4, 2008	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	August 4, 2008	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

10.1	-	Second Amendment to Amended and Restated Revolving Credit Agreement between the Company and U.S. Bank, National Association executed on August 1, 2008.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

99.1	-	Laclede Gas Company - Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.