Form 10-K
period 2008-09-30
LACLEDE GROUP INC
filed 2008-11-21
CIK 1126956

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended September 30, 2008

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number	Registrant	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc.	Missouri	74-2976504
1-1822	Laclede Gas Company	Missouri	43-0368139

720 Olive Street
St. Louis, MO 63101
314-342-0500

Securities registered pursuant to Section 12(b) of the Act

Name of Registrant	Title of Each Class	Name of Each Exchange On Which Registered
The Laclede Group, Inc.	Common Stock $1.00 par value	New York Stock Exchange
The Laclede Group, Inc.	Preferred Share Purchase Rights	New York Stock Exchange
Laclede Gas Company	None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant:

is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

The Laclede Group, Inc.:	Yes	[ X ]	No	[ ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

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

is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

The Laclede Group, Inc.:

Large accelerated filer	[ X ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Laclede Gas Company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[ ]

is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

The aggregate market value of the voting stock held by non-affiliates of The Laclede Group, Inc.
amounted to $727,641,668 as of March 31, 2008.

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	November 20, 2008
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	22,114,409
Laclede Gas Company:	Common Stock ($1.00 Par Value)	11,577*

*  100% owned by The Laclede Group, Inc.

Document Incorporated by Reference:
    Portions of Proxy Statement dated December 22, 2008 — Part III
Index to Exhibits is found on page 89.

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
•
volatility in gas prices, particularly sudden and sustained spikes or declines in natural gas prices, including the related impact on margin deposits associated with the use of natural gas financial instruments;

•	the impact of higher natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability; particularly those changes that impact supply for and access to our market area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	franchise renewals
	•	environmental or safety matters
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
•
capital and energy commodity market conditions, including the ability to obtain funds with reasonable terms for necessary capital expenditures and general operations and the terms and conditions imposed for obtaining sufficient gas supply;

•	discovery of material weakness in internal controls; and
•	employee workforce issues.

Readers are urged to consider the risks, uncertainties, and other factors that could affect our business as described in this report. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. We do not, by including this statement, assume any obligation to review or revise any particular forward-looking statement in light of future events.

Item 1. Business

Overview

The Laclede Group, Inc. (Laclede Group or the Company) is a public utility holding company formed through a corporate restructuring that became effective October 1, 2001. Laclede Group is committed to providing reliable natural gas service through its regulated core utility operations while engaging in non-regulated activities that provide sustainable growth. All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment includes Laclede Gas Company (Laclede Gas or the Utility), Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas is the largest natural gas distribution utility in Missouri, serving approximately 630,000 residential, commercial, and industrial customers in the City of St. Louis and parts of ten other counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes Laclede Energy Resources, Inc. (LER), a wholly-owned subsidiary engaged in the non-regulated marketing of natural gas and related activities. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. As such, LER’s operations and customer base are subject to fluctuations in market conditions. Other subsidiaries provide less than 10% of consolidated revenues.

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

Operating Revenues (from continuing operations) contributed by each segment for the last three fiscal years are presented below. For more detailed financial information regarding the segments, see Note 14 to the Consolidated Financial Statements.

(Thousands)	2008	2007	2006
Regulated Gas Distribution	$1,128,287	$1,131,554	$1,141,011
Non-Regulated Gas Marketing	1,075,845	718,704	689,572
Other	4,841	5,603	4,445
Total Operating Revenues	$2,208,973	$1,855,861	$1,835,028

The Consolidated Financial Statements included in this report present the consolidated financial position, results of operations, and cash flows of Laclede Group. The financial statements, notes to financial statements, and management’s discussion and analysis for Laclede Gas are included in this report as Exhibit 99.1.

The following chart illustrates the organization structure of The Laclede Group, Inc. at September 30, 2008:

Organization Structure

The Laclede Group, Inc.

Laclede Gas Company	Laclede Investment LLC		Laclede Development Company	Laclede Pipeline Company

	Laclede Energy Resources, Inc.		Laclede Venture Corp.

Laclede Gas Family Services, Inc.

Laclede Group common stock is listed on The New York Stock Exchange and trades under the ticker symbol “LG”. Laclede Gas continues to pay dividends on all serial preferred stock issued.

During fiscal year 2008, Laclede Group issued 106,436 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and 241,400 shares of common stock (including 62,650 shares of restricted stock) under its Equity Incentive Plan. During fiscal year 2007, Laclede Group issued 116,973 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and 167,025 shares of common stock (including 59,000 shares of restricted stock) under its Equity Incentive Plan.

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

In fiscal 2008, Laclede Gas purchased natural gas from 27 different suppliers to meet current gas sales and storage injection requirements. In addition to working with major producers, the Utility has entered into agreements with suppliers that are taking advantage of improved drilling techniques and advancing technologies, which allow Laclede Gas to be flexible in meeting the needs of its customers. Natural gas purchased by Laclede Gas for delivery to our Utility service area through the Mississippi River Transmission Corporation (MRT) system totaled 60.9 billion cubic feet (Bcf). The Utility also holds firm transportation on several other interstate pipeline systems that provide access to gas supplies upstream of MRT. In addition to deliveries from MRT, 10.6 Bcf of gas was purchased on the Panhandle Eastern Pipe Line Company system, and 11.1 Bcf on the Southern Star Central Pipeline system. Some of the Utility’s commercial and industrial customers continued to purchase their own gas and delivered to Laclede Gas 17.3 Bcf for transportation to them through the Utility’s distribution system.

The fiscal 2008 peak day sendout of natural gas to Utility customers, including transportation customers, occurred on January 2, 2008, when the average temperature was 16 degrees Fahrenheit. On that day, our customers consumed 0.846 Bcf of natural gas. About 81% of this peak day demand was met with natural gas transported to St. Louis through the MRT, Panhandle, and Southern Star transportation systems, and the other 19% was met from the Utility’s on-system storage and peak shaving resources.

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

REGULATORY MATTERS

There were several significant regulatory developments over the past year. For more details, please see the Regulatory Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 31 of this Form 10-K.

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

Laclede Gas’ residential, commercial, and small industrial markets represent more than 85% of the Utility’s revenue. Given the current adequate level of natural gas supply and market conditions, Laclede believes that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In the new multi-family and commercial rental markets, Laclede Gas’ competitive exposure is presently limited to space and water heating applications. Certain alternative heating systems can be cost competitive in traditional markets, but the performance and reliability of natural gas systems have contained the growth of these alternatives.

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

*****

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 15 to the Consolidated Financial Statements on page 77.

*****

Laclede Gas has a labor agreement with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (Union), which represent approximately 65% of Laclede Gas’ employees. On August 4, 2008, Laclede Gas and Union representatives reached a new four-year labor agreement, replacing the prior agreement that expired at midnight, July 31, 2008. The new contract will expire at midnight on July 31, 2012. The new contract includes revisions to the defined benefit plan pension formula, changes in wage rates and work rules, and other modifications that enable the Utility to provide high quality service to its customers and control operating costs while continuing to provide competitive wages, pension, and healthcare benefits to its employees.

The Missouri Natural Division of Laclede Gas has a labor agreement with Local 11-884 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represents approximately 5% of Laclede Gas’ employees. The agreement expires on April 15, 2009.

*****

As of September 30, 2008, Laclede Gas had 1,807 employees, including 12 part-time employees.

*****

The business of Laclede Gas is subject to seasonal fluctuations with the peak period occurring in the winter season.

Revenues and customers of Laclede Gas for the last three fiscal years are as follows:

Regulated Gas Distribution Operating Revenues

(Thousands)	2008	2007	2006
Residential	$696,919	$675,756	$689,347
Commercial & Industrial	267,639	271,872	284,174
Interruptible	4,704	3,771	5,644
Transportation	16,008	15,601	15,257
Off-System and Capacity Release	132,145	156,103	139,501
Provision for Refunds and Other	10,872	8,451	7,088
Total	$1,128,287	$1,131,554	$1,141,011

Regulated Gas Distribution Customers (End of Period)

	2008	2007	2006
Residential	588,228	590,337	590,392
Commercial & Industrial	40,801	41,062	40,909
Interruptible	17	15	17
Transportation	144	145	148
Total Customers	629,190	631,559	631,466

*****

Laclede Gas has franchises in the more than 90 communities where it provides service with initial terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas, among other things, to install pipes and construct other facilities in the community. The Utility has franchises for all but one of the communities in which it serves. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas’ current public utility business in the State of Missouri. The Utility is currently working with the affected community to renew its expired franchise and does not anticipate any interruption in service to this community.

NON-REGULATED GAS MARKETING

LER, a wholly-owned subsidiary of Laclede Investment, LLC, is engaged in the non-regulated marketing of natural gas and other services to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area, and related activities. LER currently utilizes 12 interstate pipelines and 60 suppliers to market natural gas to its customers, including large retail and wholesale customers in the Midwest. LER currently serves more than 100 retail customers and approximately 60 wholesale customers. Through its retail operations, LER offers natural gas marketing services to large industrial customers, while its wholesale business consists of buying and selling natural gas to other marketers, producers, local distribution companies, pipelines, and municipalities. LER’s wholesale business, which continues to grow, currently represents approximately 85% of LER’s revenues. In fiscal year 2008, LER reported a 15% increase in natural gas sales volumes compared to fiscal year 2007. In fiscal year 2007, it reported a 30% increase in sales volumes compared to the previous fiscal year. These increases were primarily attributable to higher wholesale sales volumes. LER has recently negotiated several long-term supply, sales, and transportation contracts to facilitate the growth of its business. LER reported operating revenues of $1.1 billion in fiscal year 2008 and $0.7 billion per year in fiscal years 2007 and 2006.

OTHER SUBSIDIARIES

Laclede Pipeline Company, a wholly-owned subsidiary of Laclede Group, operates a pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction that connects the propane storage and vaporization facilities of Laclede Gas to third-party propane supply terminal facilities located in Illinois. Laclede Gas vaporizes the propane to supplement its natural gas supply and meet peak demands on its distribution system.

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

The lines of business that constitute the Other activities of the corporate family are not considered separately reportable operating segments as defined by current accounting standards.

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

Laclede Group is a holding company with no significant assets other than cash investments and the stock of its operating subsidiaries. Laclede Group, and Laclede Gas prior to Laclede Group’s formation, have paid dividends continuously since 1946. However, Laclede Group relies exclusively on dividends from its subsidiaries, on intercompany loans from its non-regulated subsidiaries, and on the repayments of principal and interest from intercompany loans made to its subsidiaries for its cash flows. Laclede Group’s ability to pay dividends to its shareholders is dependent on the ability of its subsidiaries, particularly Laclede Gas, to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments to Laclede Group. Laclede Group’s cash flows for fiscal 2008 included proceeds from the sale of its wholly-owned subsidiary, SM&P.

A downgrade in Laclede Group’s credit rating could negatively affect its ability to access capital.

Currently, Laclede Group’s corporate rating is A by Standard & Poor’s and A- by Fitch. Laclede Group has working capital lines of credit to meet the short-term liquidity needs of its subsidiaries. If the rating agencies lowered Laclede Group’s credit rating, particularly below investment grade, it might significantly limit its ability to borrow and would increase its costs of borrowing. Laclede Group’s ability to borrow and costs of borrowing have a direct impact on its subsidiaries’ ability to execute operating strategies.

Risk of unexpected losses may adversely affect Laclede Group’s financial position and results of operations.

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

RISKS THAT RELATE TO THE REGULATED GAS DISTRIBUTION SEGMENT

Risks related to the regulation of the Utility business could impact rates it is able to charge, costs, and profitability.

The Missouri Public Service Commission (MoPSC or Commission) regulates many aspects of its distribution operations, including construction and maintenance of facilities, operations, safety, the rates that the Utility may charge customers, the terms of service to its customers, and the rate of return that it is allowed to realize; as well as the accounting treatment for certain aspects of its operations. For further discussion of these accounting matters, see Critical Accounting Policies pertaining to Laclede Gas, beginning on page 28. Laclede Gas’ ability to obtain rate increases and rate supplements to maintain the current rate of return depends upon regulatory discretion. There can be no assurance that it will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return. In addition, the FERC regulates the interstate transportation of natural gas from the wellhead to the Utility’s city gate and establishes the terms and conditions under which it may use interstate gas pipeline and storage capacity to purchase, store, and transport natural gas.

Laclede Gas’ liquidity and, in certain circumstances, its results of operations could be adversely affected by the cost of purchasing natural gas during periods in which natural gas prices are rising significantly.

Laclede Gas’ tariff rate schedules contain Purchased Gas Adjustment (PGA) Clauses that permit the Utility to file for rate adjustments to recover the cost of purchased gas. Changes in the cost of purchased gas are flowed through to customers and may affect uncollectible amounts and cash flows and can therefore impact the amount of capital resources. Currently, Laclede Gas is allowed to adjust the gas cost component of its rates up to four times each year. The Utility must make a mandatory gas cost adjustment at the beginning of the winter, in November, and during the next twelve months it may make up to three additional discretionary gas cost adjustments, so long as each of these adjustments is separated by at least two months.

The MoPSC typically approves the Utility’s PGA changes on an interim basis, subject to refund and the outcome of a subsequent audit and prudence review. Due to such review process, there is a risk of a disallowance of full recovery of these costs. Any material disallowance of purchased gas costs would adversely affect revenues. Increases in the prices the Utility charges for gas may also adversely affect revenues because they could lead customers to reduce usage and cause some customers to have trouble paying the resulting higher bills. These higher prices may increase bad debt expenses and ultimately reduce earnings. Laclede Gas has used short-term borrowings in the past to finance storage inventories and purchased gas costs, and expects to do so in the future.

Laclede Gas may be adversely affected by economic conditions.

Periods of slowed economic activity, such as that currently being experienced, generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect Laclede Gas’ revenues and cash flows or restrict its future growth. Economic conditions in its service territory may also adversely impact the Utility’s ability to collect its accounts receivable resulting in an increase to bad debt expenses.

Hedging procedures may not fully protect Laclede Gas sales and results of operations from volatility, and the use of derivative contracts in the normal course of business could result in financial losses.

To lower financial exposure to commodity price fluctuations, Laclede Gas enters into contracts to hedge the forward commodity price of its natural gas supplies. As part of this strategy, the Utility may use fixed-price, forward, physical purchase contracts, futures, and option contracts traded on the New York Mercantile Exchange. However, the Utility does not hedge the entire exposure of energy assets or positions to market price volatility, and the coverage will vary over time. Any costs, gains, or losses experienced through hedging procedures, including carrying costs, generally flow through the PGA Clause, thereby limiting the Utility’s exposure to earnings volatility. However, variations in the timing of collections of such gas costs under the PGA Clause and the effect of cash payments for margin deposits associated with the Utility’s use of natural gas financial instruments may cause short-term cash requirements to vary. These procedures remain subject to prudence review by the MoPSC.

Laclede Gas is dependent on bank lines of credit and continued access to capital markets to successfully execute its operating strategies.

In addition to longer term debt that is issued to the public by the Utility under its mortgage and deed of trust dated February 1, 1945, Laclede Gas has relied, and continues to rely, upon shorter term bank borrowings or commercial paper supported by bank lines of credit to finance the execution of a portion of its operating strategies. The Utility is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The availability and cost of these credit sources is cyclical and these capital sources may not remain available to the Utility, or it may not be able to obtain funds at a reasonable cost in the future. Laclede Gas’ ability to borrow under its existing lines of credit depends on its compliance with the Utility’s obligations under the lines of credit. Laclede Gas’ ability to issue commercial paper supported by its lines of credit, to issue long-term bonds, or to obtain new lines of credit also depends on current conditions in the credit markets.

A downgrade in the Utility’s credit rating could negatively affect its ability to access capital.

Standard & Poor’s rating group, Moody’s Investors Service, and Fitch Ratings from time to time implement new requirements for various ratings levels. To maintain its current credit ratings in light of any new requirements, Laclede Gas may find it necessary to take steps to change its business plans in ways that may affect its results of operations.

The following table shows the current ratings assigned by S&P, Moody’s, and Fitch to certain of our outstanding debt:

Type of Facility	S&P	Moody’s	Fitch
Laclede Gas First Mortgage Bonds	A	A3	A+
Laclede Gas Commercial Paper	A-1	P-2	F1

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

Transporting, distributing, and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs.

There are inherent in gas distribution activities a variety of hazards and operations risks, such as leaks, accidental explosions, and mechanical problems, that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to Laclede Gas. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. These activities may subject the Utility to litigation or administrative proceedings from time to time. Such litigation or proceedings could result in substantial monetary judgments, fines, or penalties against the Utility or be resolved on unfavorable terms. In accordance with customary industry practices, Laclede Gas maintains insurance against a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these events is not fully covered by insurance, it could adversely affect the Utility’s financial position and results of operations.

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

Laclede Gas’ earnings are primarily generated by the sale of heating energy. The Utility has a weather mitigation rate design, approved by the MoPSC, that provides better assurance of the recovery of the Utility’s fixed costs and margins during winter months despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. However, significantly warmer-than-normal weather conditions in the Utility’s service area and other factors may result in reduced profitability and decreased cash flows attributable to lower gas sales levels. Furthermore, continuation of the weather mitigation rate design is subject to regulatory discretion.

Regional supply/demand fluctuations and changes in national pipeline infrastructure may, as well as regulatory discretion, adversely affect Laclede Gas’ ability to profit from off-system sales and capacity release.

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

Workforce risks could affect Laclede Gas’ financial results.

Laclede Gas is subject to various workforce risks, including but not limited to, the risk that it will be unable to attract and retain qualified personnel; that it will be unable to effectively transfer the knowledge and expertise of an aging workforce to new personnel as those workers retire; and that it will be unable to reach collective bargaining arrangements with the unions that represent certain of its workers, which could result in work stoppages.

Catastrophic events could adversely affect Laclede Gas’ facilities and operations.

Catastrophic events such as fires, earthquakes, explosions, floods, tornados, terrorists acts, or other similar occurrences could adversely affect Laclede Gas’ facilities, operations, financial condition, and results of operations.

RISKS THAT RELATE TO THE NON-REGULATED GAS MARKETING SEGMENT

Risks of increased competition, regional fluctuations in natural gas commodity prices, and new national pipeline infrastructure projects may adversely impact LER’s future profitability.

Competition in the marketplace and regional fluctuations in natural gas commodity prices have a direct impact on LER’s business. Changing market conditions caused by new pipeline infrastructure may adversely impact LER’s sales margins or affect LER’s ability to serve certain wholesale customers, thereby increasing certain credit requirements and/or reducing wholesale sales volumes and profitability. The FERC regulates the interstate transportation of natural gas and establishes the terms and conditions under which LER may use interstate gas pipeline capacity to purchase and transport natural gas.

Risks of reduced access to credit and/or capital markets may prevent LER from executing operating strategies.

In addition to its cash flows, LER relies on parental guarantees and loans to cover the lag between when it purchases natural gas and when its customers pay for that gas. Although LER’s uncollectible amounts are closely monitored and have not been significant, increased uncollectible amounts from customers are possible and may result in financial losses and/or capital limitations. Typically, a major portion of LER’s receivables are from customers in the energy industry.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal utility properties of Laclede Gas consist of more than 16,000 miles of gas main and related service pipes, meters, and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground natural gas and propane storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of Laclede Gas’ utility plant is subject to the liens of its mortgage.

All of the utility properties of Laclede Gas are held in fee or by easement or under lease agreements. The principal lease agreements include underground storage rights that are of indefinite duration and the headquarters office building. The current lease on the headquarters office building extends through February 2010 with options to renew for up to 10 additional years.

For further information on Laclede Gas’ leases see Note 15 to the Consolidated Financial Statements on page 77.

Other properties of Laclede Group, including LER, do not constitute a significant portion of its properties.

Item 3. Legal Proceedings

For a description of environmental matters, see Note 15 to the Consolidated Financial Statements on page 77. For a description of pending regulatory matters of Laclede Gas, see the Regulatory Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 31.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

EXECUTIVE OFFICERS OF REGISTRANTS – Listed below are executive officers as defined by the SEC for Laclede Group. Their ages, at September 30, 2008, and positions are listed below along with their business experience during the past five years.

Name, Age, and Position with Company *	Appointed (1)

D. H. Yaeger, Age 59

Laclede Group
Chairman, President and Chief Executive Officer	October 2000

Laclede Gas
Chairman, President and Chief Executive Officer	January 1999

LER
President	January 1999

K. J. Neises, Age 67

Laclede Gas
Executive Vice President	October 2007
Executive Vice President – Energy and Administrative Services	January 2002

LER
Vice President	February 2002

M. D. Waltermire, Age 50

Laclede Group
Chief Financial Officer	October 2007

Laclede Gas
Senior Vice President and Chief Financial Officer	October 2007
Vice President – Operations & Marketing	April 2003

LER
Vice President	October 2007

M. C. Darrell, Age 50

Laclede Group
General Counsel (2)	May 2004

Laclede Gas
Senior Vice President and General Counsel	October 2007
General Counsel	May 2004

R. A. Skau, Age 51

Laclede Gas
Senior Vice President – Human Resources	October 2007
Vice President – Human Resources	February 2004
Assistant Vice President – Human Resources	September 2001

M. R. Spotanski, Age 48

Laclede Gas
Senior Vice President – Operations and Marketing	October 2007
Vice President – Finance	January 2001

M. C. Kullman, Age 48

Laclede Group
Chief Governance Officer and Corporate Secretary	February 2004
Corporate Secretary	October 2000

Laclede Gas
Chief Governance Officer and Corporate Secretary	February 2004
Secretary and Associate General Counsel	February 2001

LER
Secretary	February 1998

D. P. Abernathy, Age 47

Laclede Gas
Vice President – Industrial Relations and Claims Management (3)	October 2007
Vice President – Associate General Counsel	September 2004

M. C. Geiselhart, Age 49

Laclede Group
Vice President – Strategic Development and Planning (4)	August 2006

Laclede Gas
Vice President – Strategic Development and Planning	August 2006

S. F. Mathews, Age 50

Laclede Gas
Vice President – Gas Supply	February 2003

M. C. Pendergast, Age 52

Laclede Gas
Vice President – Associate General Counsel	January 2002

J. A. Fallert, Age 53

Laclede Gas
Controller	February 1998

S. E. Jaskowiak, Age 46

LER
Vice President and General Manager	February 2005
Managing Director	May 2003

*
The information provided relates to the Company and its principal subsidiaries. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.

(1)
Officers of Laclede are normally reappointed at the Annual Meeting of the Board of Directors in January of each year to serve at the pleasure of the Board of Directors for the ensuing year and until their successors are elected and qualify.

(2)	Mr. Darrell served as Assistant General Counsel for NiSource, Inc. since 2002.
(3)	Mr. Abernathy served as Vice President, General Counsel and Secretary for American Water Works Company – Central Region since 2002.
(4)
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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Laclede Group’s common stock trades on The New York Stock Exchange under the symbol “LG”. The high and the low sales price for the common stock for each quarter in the two most recent fiscal years are:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
1st Quarter	35.72	31.48	37.51	31.60
2nd Quarter	36.45	31.86	36.03	29.32
3rd Quarter	41.96	35.36	33.24	29.29
4th Quarter	50.88	37.78	34.17	28.84

The number of holders of record as of September 30, 2008 was 4,447.

Dividends declared on the common stock for the two most recent fiscal years were:

	Fiscal 2008	Fiscal 2007
1st Quarter	$0.375	$0.365
2nd Quarter	$0.375	$0.365
3rd Quarter	$0.375	$0.365
4th Quarter	$0.375	$0.365

Disclosures relating to securities authorized for issuance under equity compensation plans is incorporated by reference from the discussion in our 2008 proxy statement under the heading “Other Matters.”

Laclede Group periodically purchases common stock of Laclede Gas with the price set at the book value of Laclede Gas common stock as of the most recently completed fiscal quarter. The details on sales of common stock of Laclede Gas to Laclede Group during the past three fiscal years are set forth below:

	Aggregate
	Purchase Price	Number
Date of Sale	(millions)	of Shares

FY 2006
December 15, 2005	$1.0	30
February 21, 2006	0.9	26
May 24, 2006	0.9	25
August 15, 2006	0.9	27

FY 2007
March 23, 2007	1.9	55
May 21, 2007	1.0	27
August 10, 2007	1.0	28

FY 2008
December 20, 2007	1.0	30
February 14, 2008	1.0	28
May 12, 2008	0.9	26
August 18, 2008	0.9	25

The proceeds from Laclede Gas’ sales of stock were used to reduce its short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

For details related to Laclede Group’s purchase of Laclede Gas’ common stock subsequent to September 30, 2008, see Item 9B., Other Information, of this Form 10-K.

Item 6. Selected Financial Data

The Laclede Group, Inc.

	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2008	2007	2006	2005	2004
Summary of Operations
Operating Revenues:
Regulated Gas Distribution	$1,128,287	$1,131,554	$1,141,011	$978,195	$868,905
Non-Regulated Gas Marketing	1,075,845	718,704	689,572	469,559	270,328
Other	4,841	5,603	4,445	7,800	6,848
Total Operating Revenues	2,208,973	1,855,861	1,835,028	1,455,554	1,146,081

Operating Expenses:
Regulated
Natural and propane gas	770,097	797,924	821,721	676,931	575,691
Other operation expenses	144,611	131,798	128,180	125,364	121,596
Maintenance	25,827	24,306	21,198	19,226	18,705
Depreciation and amortization	35,303	34,080	30,904	23,036	22,385
Taxes, other than income taxes	69,023	68,361	71,038	62,859	60,077
Total Regulated Operating Expenses	1,044,861	1,056,469	1,073,041	907,416	798,454
Non-Regulated Gas Marketing	1,048,162	698,962	662,391	462,348	265,394
Other	4,603	5,376	5,024	8,720	7,263
Total Operating Expenses	2,097,626	1,760,807	1,740,456	1,378,484	1,071,111
Operating Income	111,347	95,054	94,572	77,070	74,970
Allowance for Funds Used During Construction	(72)	(17)	(45)	(100)	(123)
Other Income and (Income Deductions) - Net	1,953	6,830	5,553	1,706	3,757
Interest Charges:
Interest on long-term debt	19,851	22,502	22,329	22,835	22,010
Interest on long-term debt to unconsolidated affiliate trust	486	277	277	277	277
Other interest charges	9,140	11,155	10,278	4,141	3,234
Total Interest Charges	29,477	33,934	32,884	27,253	25,521
Income from Continuing Operations Before Income
Taxes and Dividends on Laclede Gas Redeemable
Preferred Stock	83,751	67,933	67,196	51,423	53,083
Income Tax Expense	26,190	22,146	21,301	16,914	18,243
Dividends on Laclede Gas Redeemable
Preferred Stock	35	43	48	55	62
Income from Continuing Operations	57,526	45,744	45,847	34,454	34,778
Income from Discontinued Operations, Net
of Income Tax	20,396	4,027	3,142	5,616	1,278
Net Income	$77,922	$49,771	$48,989	$40,070	$36,056

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.66	$2.13	$2.16	$1.63	$1.76
Income from Discontinued Operations	0.94	0.19	0.15	0.27	0.06
Net Income	$3.60	$2.32	$2.31	$1.90	$1.82

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.64	$2.12	$2.15	$1.63	$1.76
Income from Discontinued Operations	0.94	0.19	0.15	0.27	0.06
Net Income	$3.58	$2.31	$2.30	$1.90	$1.82

Item 6. Selected Financial Data (continued)

The Laclede Group, Inc.

	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2008	2007	2006	2005	2004

Dividends Declared –
Common Stock	$32,776	$31,505	$30,045	$29,002	$27,183
Dividends Declared Per
Share of Common Stock	$1.50	$1.46	$1.41	$1.375	$1.355

Utility Plant
Gross Plant – End of Period	$1,229,174	$1,187,828	$1,149,104	$1,105,733	$1,070,522
Net Plant – End of Period	823,197	793,794	763,827	728,481	699,144
Capital Expenditures	55,304	56,434	57,925	54,621	49,130
Property Retirements	15,629	16,331	22,588	19,410	9,276
Non-Utility Property	3,793	4,065	4,263	3,899	3,993
Other Investments	43,314	43,635	41,354	36,851	35,357
Total Assets of Discontinued Operations	—	73,357	76,353	67,206	57,070
Total Assets – End of Period	1,772,655	1,641,153	1,570,160	1,434,101	1,317,564

Capitalization – End of Period
Common Stock and Paid-In Capital	$169,234	$157,707	$148,487	$142,677	$137,039
Retained Earnings	312,808	268,761	250,495	231,551	220,483
Accumulated Other Comprehensive Income (Loss)	4,437	1,857	3,655	(7,703)	(1,607)
Common Stock Equity	486,479	428,325	402,637	366,525	355,915
Laclede Gas Redeemable Preferred Stock	467	627	787	948	1,108
Long-Term Debt to Unconsolidated Affiliate Trust	—	46,400	46,400	46,400	46,400
Long-Term Debt – Laclede Gas	389,181	309,122	349,041	294,033	333,936
Total Capitalization	$876,127	$784,474	$798,865	$707,906	$737,359

Shares of Common Stock
Outstanding – End of Period	21,993	21,646	21,362	21,172	20,981
Book Value Per Share – End of Period	$22.12	$19.79	$18.85	$17.31	$16.96

Note:	Certain prior-period amounts have been reclassified to discontinued operations as a result of the sale of SM&P Utility Resources, Inc. (SM&P)
on March 31, 2008. Income (Loss) from Discontinued Operations does not include general corporate overhead expenses previously recorded by SM&P. Associated assets are classified separately.

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

RESULTS OF OPERATIONS

Laclede Group’s earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the City of St. Louis and parts of ten other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s innovative weather mitigation rate design lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, Laclede Group’s earnings are seasonal in nature and are typically concentrated in the November through April period, which generally corresponds with the heating season.

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary SM&P Utility Resources, Inc. (SM&P) to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P is an underground facilities locating and marking business that formerly comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. In accordance with generally accepted accounting principles, the results of operations for SM&P are reported as discontinued operations in the Consolidated Statements of Income and its associated assets and liabilities are classified separately in the Consolidated Balance Sheets.

Laclede Energy Resources, Inc. (LER) is engaged in the marketing of natural gas and related activities on a non-regulated basis. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. As such, LER’s operations and customer base are subject to fluctuations in market conditions.

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

Laclede Gas continues to work actively to reduce the impact of higher costs associated with wholesale natural gas prices by strategically structuring its natural gas supply portfolio and through the use of financial instruments. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. The generally higher price levels, relative to historical levels, may continue to affect sales volumes (due to the conservation efforts of customers) and cash flows (associated with the timing of collection of gas costs and related accounts receivable from customers).

Laclede Group continues to develop its other subsidiaries. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. LER is working to assemble the team, technology, and resources necessary to expand its geographic service area and the range of services that it now provides. Nevertheless, income from LER’s operations is subject to fluctuations in market conditions. LER reported record earnings during fiscal year 2006 as a result of higher margins, caused by Gulf Coast market volatility, as well as higher wholesale sales volumes. During fiscal 2008, LER reported new record earnings, exceeding fiscal 2006, primarily due to improved margins on sales of natural gas and higher wholesale sales volumes.

EARNINGS

Overview – Net Income by Operating Segment

(Millions, After-tax )
Years Ended September 30	2008	2007	2006
Regulated Gas Distribution	$39.1	$32.1	$28.8
Non-Regulated Gas Marketing	19.3	13.3	17.1
Other	(0.9)	0.4	—
Income from Continuing Operations	57.5	45.8	45.9
Income from Discontinued Operations	20.4	4.0	3.1
Net Income	$77.9	$49.8	$49.0

Laclede Group’s consolidated net income was $77.9 million in fiscal year 2008, compared with $49.8 million in fiscal year 2007, and $49.0 million in fiscal year 2006. Net income increased $28.1 million, or 56.4%, in fiscal year 2008 (compared with fiscal year 2007) largely due to the net effect of the one-time gain realized on the sale of Laclede Group’s wholly-owned subsidiary, SM&P, on March 31, 2008 and the impact of SM&P’s seasonal operating loss for the period prior to the sale. Earnings results reported by both Laclede Group’s Regulated Gas Distribution segment and its Non-Regulated Gas Marketing segment also increased over fiscal year 2007. Net income increased $0.8 million, or 1.6%, in fiscal year 2007 (compared with fiscal year 2006) primarily due to improved results reported by Laclede Group’s Regulated Gas Distribution segment and the effect of SM&P’s increased operating income (reported as discontinued operations), partially offset by lower earnings recorded by Laclede Group’s Non-Regulated Gas Marketing segment.

Basic and diluted earnings per share were $3.60 and $3.58, respectively, for fiscal year 2008 compared with basic and diluted earnings per share of $2.32 and $2.31, respectively, for fiscal year 2007, and $2.31 and $2.30, respectively for fiscal year 2006. The year-to-year increases in earnings per share were primarily due to the effect of higher net income in each period.

Income from Continuing Operations

Laclede Group’s income from continuing operations was $57.5 million in fiscal year 2008, compared with $45.8 million in fiscal year 2007, and $45.9 million in fiscal year 2006. Income from Continuing Operations increased $11.7 million, or 25.5%, in fiscal year 2008 (compared with fiscal year 2007) primarily due to improved results reported by both Laclede Group’s Regulated Gas Distribution segment and its Non-Regulated Gas Marketing segment. Income from Continuing Operations decreased $0.1 million in fiscal year 2007 (compared with fiscal year 2006) primarily due to lower earnings recorded by Laclede Group’s Non-Regulated Marketing Segment, largely offset by improved results reported by Laclede Group’s Regulated Gas Distribution segment.

Basic and diluted earnings per share from continuing operations were $2.66 and $2.64, respectively, for fiscal year 2008, compared with basic and diluted earnings per share of $2.13 and $2.12, respectively, for fiscal year 2007, and $2.16 and $2.15, respectively, for fiscal year 2006. Variations in income from continuing operations were primarily attributable to the factors described below.

2008 vs. 2007

Regulated Gas Distribution net income increased by $7.0 million in 2008, compared with 2007. The increase in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective August 1, 2007, totaling $32.9 million;
•	the recognition of previously unrecognized tax benefits and the reversal of related expenses, totaling $1.6 million; and,
•	the effect of higher system gas sales volumes and other variations totaling $1.1 million.

These factors were partially offset by:

•	lower income from off-system sales and capacity release, totaling $10.2 million, primarily due to a reduction in the Utility’s share of such income (pursuant to the 2007 rate case);
•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $8.3 million; and,
•	an increase in the provision for uncollectible accounts, totaling $6.0 million.

The Non-Regulated Gas Marketing segment reported earnings totaling $19.3 million for fiscal year 2008, an increase in earnings of $6.0 million compared with fiscal year 2007. The increased earnings were primarily due to improved margins on sales of natural gas by LER, 15% higher sales volumes, and the effect of a reversal of tax-related expenses during fiscal year 2008.

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

The Non-Regulated Gas Marketing segment reported earnings totaling $13.3 million for fiscal 2007, a decrease in earnings of $3.8 million compared with 2006. While LER achieved increased sales volumes in fiscal year 2007 over fiscal year 2006, margins in fiscal year 2007 were reduced as volatility in Gulf Coast markets stabilized. LER’s sales volumes increased 30% over the same period last year, principally as a result of increased interstate pipeline wholesale transactions.

Regulated Gas Distribution Operating Revenues

2008 vs. 2007

Regulated Gas Distribution Operating Revenues for fiscal year 2008 decreased $3.3 million compared to fiscal year 2007 due in part to lower wholesale gas costs. Temperatures experienced in the Utility’s service area during 2008 were 6.8% colder than the same period last year, but 1.1% warmer than normal. Total system therms sold and transported were 0.93 billion for fiscal year 2008 compared with 0.91 billion for fiscal year 2007. Total off-system therms sold and transported were 0.14 billion for fiscal year 2008 compared with 0.21 billion for fiscal year 2007. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail
in the Results of Operations)	$(47.9)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(38.2)
General rate increase, effective August 1, 2007	32.9
Higher system sales volumes, primarily due to colder weather and other variations	27.3
Higher prices charged for off-system sales	24.0
Lower ISRS revenues	(1.4)
Total Variation	$(3.3)

2007 vs. 2006

Regulated Gas Distribution Operating Revenues for fiscal year 2007 decreased $9.5 million compared to fiscal year 2006 due in part to lower wholesale gas costs. Temperatures experienced in the Utility’s service area during 2007 were 5.7% colder than fiscal year 2006, but 7.4% warmer than normal. Total system therms sold and transported were 0.91 billion for fiscal year 2007 compared with 0.87 billion for fiscal year 2006. Total off-system therms sold and transported were 0.21 billion for fiscal year 2007 compared with 0.16 billion for fiscal year 2006. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$(111.6)
Higher system sales volumes, primarily due to colder weather and other variations	80.6
Higher off-system sales volumes	48.1
Lower prices charged for off-system sales	(34.5)
General rate increase, effective August 1, 2007	5.3
Higher ISRS revenues implemented June 15, 2006, January 2, 2007, and June 16, 2007	2.6
Total Variation	$(9.5)

Regulated Operating Expenses

2008 vs. 2007

Regulated Operating Expenses in fiscal year 2008 decreased $11.6 million, or 1.1%, from fiscal year 2007. Natural and propane gas expense decreased $27.8 million from last year’s level, primarily attributable to lower rates charged by our suppliers and lower off-system gas expense, partially offset by higher system volumes purchased for sendout. Other operation and maintenance expenses increased $14.3 million, or 9.2%, primarily due to a higher provision for uncollectible accounts, increased maintenance and distribution expenses, increased wage rates, higher legal fees, increased pension costs, and the effect of a gain on the disposal of assets recorded last year. Depreciation and amortization expense increased $1.2 million, or 3.6%, primarily due to additional depreciable property.

2007 vs. 2006

Regulated Operating Expenses in fiscal year 2007 decreased $16.6 million, or 1.5%, from fiscal year 2006. Natural and propane gas expense decreased $23.8 million from fiscal year 2006, primarily attributable to lower rates charged by our suppliers, which was partially offset by higher system volumes purchased for sendout and increased off-system gas expense. Other operation and maintenance expenses increased $6.7 million, or 4.5%, primarily due to increased maintenance and distribution charges, increased group insurance charges, higher wage rates, and a higher provision for uncollectible accounts. These factors were partially offset by decreased injuries and damages expense as well as a gain on the disposal of assets. Depreciation and amortization expense increased $3.2 million, or 10.3%, primarily due to higher rates authorized in the 2005 rate case effective January 1, 2006 and additional depreciable property. Taxes, other than income taxes, decreased $2.7 million, or 3.8%, primarily due to lower property taxes and decreased gross receipts taxes (attributable to the decreased revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues increased $357.1 million in fiscal year 2008 from those revenues for fiscal year 2007 primarily due to higher per unit gas sales prices charged by LER and increased sales volumes. The increase in Non-Regulated Gas Marketing Operating Expenses of $349.2 million was primarily associated with higher prices charged by suppliers and increased volumes purchased.

Non-Regulated Gas Marketing Operating Revenues increased $29.1 million in fiscal year 2007 from those revenues for fiscal year 2006 primarily due to increased sales volumes by LER, partially offset by lower per unit gas sales prices. The increase in Non-Regulated Gas Marketing Operating Expenses of $36.6 million was primarily associated with increased gas expense related to increased volumes purchased, partially offset by lower prices.

Other Income and (Income Deductions)-Net

Other Income and (Income Deductions)-Net decreased $4.9 million in fiscal year 2008 (compared to fiscal year 2007), due to higher investment losses, a loss on the redemption of long-term debt (primarily unamortized issuance costs), lower income associated with carrying costs applied to under-recoveries of gas costs, and increased charitable donations. These factors were partially offset by a reversal of tax-related expenses and additional proceeds related to the Company’s interest, as a policyholder, in the sale of a mutual insurance company. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

The $1.3 million increase in Other Income and (Income Deductions)-Net in fiscal year 2007 from fiscal year 2006 was primarily due to increased investment income, higher interest income, and other minor variations, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs.

Interest Charges

The $4.5 million decrease in interest charges in fiscal year 2008 was primarily due to a reduction in interest on long-term debt resulting from the November 2007 maturity of $40 million principal amount of 7 1/2% First Mortgage Bonds, lower interest on short-term debt, and the reversal of tax-related expenses. The $1.1 million increase in interest charges in fiscal year 2007 (over fiscal year 2006) was primarily due to higher interest on short-term debt and other minor variations. Average short-term interest rates were 4.1% this year compared with 5.4% in fiscal year 2007 and 4.7% in fiscal year 2006. Average short-term borrowings were $180.7 million, $156.2 million, and $172.4 million for fiscal years 2008, 2007, and 2006, respectively.

Income Taxes

The $4.0 million increase in income taxes in fiscal year 2008 was primarily due to higher pre-tax income, partially offset by the recognition of previously unrecognized tax benefits recorded pursuant to Financial Accounting Standards Board Interpretation No. (FIN) 48.

The $0.8 million increase in income tax expense for fiscal year 2007 was primarily due to higher pre-tax income and the effect of lower income tax expense in fiscal year 2006 associated with a change in estimated tax depreciation and other property-related deductions.

Income from Discontinued Operations

The sale of SM&P on March 31, 2008 resulted in after-tax earnings of $25.4 million, net of associated costs of disposal. Income from discontinued operations for fiscal year 2008 was $20.4 million, consisting of the net effect of the sale and SM&P’s seasonal operating loss through the March 31 sale date. Income from discontinued operations for fiscal years 2007 and 2006 were $4.0 million and $3.1 million, respectively, reflecting SM&P’s operating income for those periods.

Basic and diluted earnings per share from discontinued operations were $0.94 for fiscal year 2008, $0.19 for fiscal year 2007, and $0.15 for fiscal year 2006.

Labor Agreement

Laclede Gas has a labor agreement with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (Union), which represents approximately 65% of Laclede Gas’ employees. On August 4, 2008, Laclede Gas and Union representatives reached a new four-year labor agreement, replacing the prior agreement that expired at midnight, July 31, 2008. The new contract will expire at midnight on July 31, 2012. The new contract includes revisions to the defined benefit plan pension formula, changes in wage rates and work rules, and other modifications that enable the Utility to provide high quality service to its customers and control operating costs while continuing to provide competitive wages, pension, and healthcare benefits to its employees.

The Missouri Natural Division of Laclede Gas has a labor agreement with Local 11-884 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represents approximately 5% of Laclede Gas’ employees. The agreement expires on April 15, 2009.

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

Allowances for Doubtful Accounts – Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. The Utility’s provision for uncollectible accounts is dependent on the regulatory treatment provided for such costs. As approved by the MoPSC, the Utility was allowed to defer for future recovery uncollectible expenses associated with amendments to the Cold Weather Rule for fiscal years 2006 and 2007.

Employee Benefits and Postretirement Obligations – Pension and postretirement obligations are calculated by actuarial consultants that utilize several statistical factors and other assumptions provided by Management related to future events, such as discount rates, returns on plan assets, compensation increases, and mortality rates. For the Utility, the amount of expense recognized and the amounts reflected in other comprehensive income are dependent upon the regulatory treatment provided for such costs, as discussed further below. Certain liabilities related to group medical benefits and workers’ compensation claims, portions of which are self-insured and/or contain “stop-loss” coverage with third-party insurers to limit exposure, are established based on historical trends.

The table below reflects the sensitivity of Laclede’s plans to potential changes in key assumptions:

Pension Plan Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual
		Benefit	Net Pension
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(7,610)	$(171)
	(0.25)	7,820	160

Rate of Future Compensation Increase	0.25%	5,900	750
	(0.25)	(5,700)	(730)

Expected Return on Plan Assets	0.25%	—	(630)
	(0.25)	—	630

Postretirement Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual Net
		Postretirement	Postretirement
		Benefit	Benefit
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(1,500)	$(101)
	(0.25)	1,540	101

Expected Return on Plan Assets	0.25%	—	(67)
	(0.25)	—	67

Annual Medical Cost Trend	1.00%	3,570	(790)
	(1.00)	(3,240)	700

* Excludes the impact of regulatory deferral mechanism. See Note 3, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements for information regarding the regulatory treatment of these costs.

Regulated Operations – Laclede Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” This Statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of SFAS No. 71 and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. Management believes the following represent the more significant items recorded through the application of SFAS No. 71:

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

The Company records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or regulatory liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies. Pursuant to the direction of the MoPSC, Laclede Gas’ provision for income tax expense for financial reporting purposes reflects an open-ended method of tax depreciation. Laclede Gas’ provision for income tax expense also records the income tax effect associated with the difference between overheads capitalized to construction for financial reporting purposes and those recognized for tax purposes without recording an offsetting deferred income tax expense. These two methods are consistent with the regulatory treatment prescribed by the MoPSC.

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

For further discussion of significant accounting policies, see Note 1 to the Consolidated Financial Statements included on page 48.

REGULATORY MATTERS

There have been several significant regulatory developments affecting Laclede Gas.

During fiscal 2006, the MoPSC approved permanent modifications to the Cold Weather Rule affecting the disconnection and reconnection practices of utilities during the winter heating season. Those modifications included provisions to allow the Utility to obtain accounting authorizations and defer for future recovery certain costs incurred with the modifications. During fiscal 2007, the Utility deferred for future recovery $2.7 million of costs associated with the fiscal 2007 heating season. On October 31, 2007, the Utility filed for determination and subsequent recovery of the deferred amount. On November 16, 2007, the MoPSC directed the MoPSC Staff and the Missouri Office of Public Counsel (Public Counsel) to submit their positions regarding the Utility’s filing by February 28, 2008. On February 28, 2008, the Utility and the MoPSC Staff filed a Non-Unanimous Stipulation & Agreement in which these parties agreed to a recovery of $2.5 million of costs. The Non-Unanimous Stipulation & Agreement was opposed by Public Counsel, and a hearing in this matter was held before the Commission on March 31, 2008. On April 17, 2008, the Commission issued its Report and Order approving the $2.5 million cost recovery recommended by the Utility and the MoPSC Staff. Consistent with the approved amount, the Utility recorded a reduction in its deferral totaling $0.2 million during the quarter ended March 31, 2008. On May 29, 2008, Public Counsel appealed the MoPSC’s April 17 Order to the Cole County, Missouri Circuit Court. Laclede Gas believes that Public Counsel’s appeal is without merit and is vigorously opposing the appeal.

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

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. Laclede Gas believes that the remaining $1.7 million of the MoPSC Staff’s proposed disallowance lacks merit and is vigorously opposing the adjustment in proceedings before the MoPSC.

On December 31, 2007, the MoPSC Staff proposed a disallowance of $2.8 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2006. Laclede Gas believes that the MoPSC Staff’s position lacks merit and is vigorously opposing the adjustment in proceedings before the MoPSC. In addition, the MoPSC’s Staff raised questions regarding whether certain sales and capacity release transactions, subject to the Federal Energy Regulatory Commission (FERC)’s oversight, were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. Subsequently, as a result of the internal review, the Company has provided the FERC Staff with a report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On July 23, 2008, the FERC Staff requested additional information, which the Company provided on August 22, 2008 and September 2, 2008.

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. The MoPSC suspended the tariff on August 5, 2008 and established a procedural schedule to consider the Utility’s filing. Hearings are scheduled for December 8, 2008. As a result, the Cold Weather Rule portion of the filing is now moot, but the remainder of the filing is pending before the MoPSC.

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

CREDIT RATINGS

Current credit ratings for Laclede Group and Laclede Gas issues are as follows:

Type of Facility	S&P	Moody’s	Fitch
Laclede Group Issuer Rating	A		A-
Laclede Gas First Mortgage Bonds	A	A3	A+
Laclede Gas Commercial Paper	A-1	P-2	F1

The Company has investment grade ratings and believes that it will have adequate access to the financial markets to meet its capital requirements. These ratings remain subject to review and change by the rating agencies.

CASH FLOWS

The Company’s short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with the Utility’s use of natural gas financial instruments), variations in the timing of collections of gas cost under the Utility’s PGA Clause, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and can cause significant variations in the Utility’s cash provided by or used in operating activities.

Net cash used in operating activities for fiscal year 2008 was $36.5 million. Net cash provided by operating activities for fiscal year 2007 was $81.3 million. Net cash used in operating activities was $8.3 million for fiscal year 2006. The year-to-year variations are primarily attributable to the timing of the Utility’s cash receipts and payments related to accounts payable, accounts receivable, deferred purchased gas cost (including variations in cash payments for margin deposits associated with the use of natural gas financial instruments), and the cost of natural gas storage inventories, all of which were impacted by year-to-year changes in the wholesale cost of natural gas.

Net cash provided by investing activities was $26.9 million for fiscal year 2008. Net cash used in investing activities for fiscal years 2007 and 2006 were $58.7 million and $72.4 million, respectively. Net cash provided by investing activities in fiscal year 2008 is primarily attributable to the proceeds from the sale of SM&P, partially offset by capital expenditures. Net cash used in investing activities in fiscal years 2007 and 2006 primarily reflected capital expenditures and an acquisition by SM&P in fiscal 2006.

Net cash used in financing activities for fiscal years 2008 and 2007 was $28.3 million and $20.6 million, respectively. Net cash provided by financing activities was $125.5 million for fiscal year 2006. The variation in net cash used in financing activities in fiscal year 2008 (over fiscal year 2007) was primarily attributable to the redemption of the Company’s long-term debt to an unconsolidated affiliate trust and the maturity of long-term debt, partially offset by the issuance of additional long-term debt. The Company used a portion of the proceeds from the aforementioned sale of SM&P to fund the redemption of the long-term debt to the unconsolidated affiliate trust. The variation in net cash used in financing activities in fiscal year 2007 compared with net cash provided by financing activities in fiscal year 2006 was primarily attributable to the level of short-term debt required in each year as a result of fluctuations in cash provided by operating activities associated with the effect of changes in natural gas prices described previously.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. Laclede Gas has a line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. During the second quarter of fiscal 2008, the expiration of this line was extended one year to December 2011 from December 2010. In November 2007, the Utility established a seasonal line of credit of $40 million, which expired in March 2008. Subsequent to the end of fiscal year 2008, Laclede Gas established a seasonal line of credit of $75 million, which will expire in March 2009. Including both lines of credit, the largest portion provided by a single bank is 26.8%. Due to unfavorable terms in the commercial paper markets near the end of fiscal year 2008, Laclede Gas utilized its line of credit as a more economical source of short-term financing. Short-term commercial paper borrowings outstanding at September 30, 2008 were $61.7 million, while outstanding bank line advances were $154.2 million. The weighted average interest rate on these short-term borrowings was 4.0% per annum at September 30, 2008. Based on total short-term borrowings at September 30, 2008, a change in interest rate of 100 basis points would increase or decrease pre-tax earnings and cash flows of Laclede Group by approximately $2.2 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs. In addition, Laclede Gas had borrowings from Laclede Group totaling $89.2 million at September 30, 2008. The Utility had short-term borrowings (including borrowings from Laclede Group) aggregating to a maximum of $328.8 million at any one time during the fiscal year. Excluding borrowings from Laclede Group, the Utility’s maximum borrowings for the year were $304.5 million.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On September 30, 2008, total debt was 66% of total capitalization. For the fiscal year ended September 30, 2008, EBITDA was 3.97 times interest expense.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit, $40 million of which expires in August 2009 and $10 million of which expires in October 2009, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 55% on September 30, 2008. These lines were previously used to provide letters of credit on behalf of SM&P, and have been used to provide for seasonal funding needs of various other subsidiaries from time to time. Just prior to the SM&P sale, the letters of credit provided on behalf of SM&P totaled $2.8 million. Such letters have been released and extinguished. There were no borrowings under Laclede Group’s lines during the fiscal year.

Long-term Debt

On November 1, 2007, Laclede Gas paid at maturity $40 million principal amount of 7 1/2% First Mortgage Bonds. This maturity was funded through short-term borrowings.

On September 23, 2008, Laclede Gas issued $80 million of First Mortgage Bonds, due October 15, 2038, at an interest rate of 6.35%. The bonds are callable at par at the Utility’s option on or after October 15, 2013.

At September 30, 2008, Laclede Gas had fixed-rate long-term debt totaling $390 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

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

Shelf Registrations

Laclede Gas has on file with the Securities and Exchange Commission (SEC) an effective shelf registration on Form S-3 for issuance of $350 million of securities, of which $270 million remains available to Laclede Gas at this time. The Utility has authority from the MoPSC to issue up to $500 million in First Mortgage Bonds, unsecured debt, and equity securities, of which $412.4 million remained available under this authorization as of September 30, 2008, and $372.4 million remains available as of November 20, 2008. During fiscal year 2008, pursuant to this authority, the Utility sold 109 shares of its common stock to Laclede Group for $3.8 million. On November 20, 2008, the Utility sold 1,161 shares of its common stock to Laclede Group for $40.0 million. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.

Laclede Group has on file a shelf registration on Form S-3 with the SEC that allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of September 30, 2008. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At September 30, 2008, the maximum guarantees under these leases were $1.8 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At September 30, 2008, the carrying value of the liability recognized for these guarantees was $0.3 million.

Laclede Group had guarantees totaling $57.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of September 30, 2008. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $10.0 million bringing the total to $67.5 million in guarantees outstanding at November 20, 2008. No amounts have been recorded for these guarantees in the financial statements.

Other

Utility capital expenditures were $55.3 million in fiscal year 2008, compared with $56.4 million and $57.9 million for fiscal years 2007 and 2006, respectively. Utility capital expenditures are expected to be approximately $59 million in fiscal year 2009. Non-utility capital expenditures for fiscal year 2008 were $1.3 million compared with $2.5 million in fiscal year 2007 and $5.5 million in fiscal year 2006, and are estimated to be approximately $1 million in fiscal year 2009.

Consolidated capitalization at September 30, 2008, excluding current obligations of preferred stock, consisted of 55.5% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, and 44.4% Laclede Gas long-term debt.

Laclede Group’s ratio of earnings (from continuing operations) to fixed charges was 3.7 for fiscal year 2008, 2.9 for fiscal year 2007, and 3.0 for fiscal year 2006.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

CONTRACTUAL OBLIGATIONS

As of September 30, 2008, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Principal Payments on Long-Term Debt	$390.0	$—	$25.0	$25.0	$340.0
Interest Payments on Long-Term Debt	533.9	24.5	48.3	45.1	416.0
Operating Leases (a)	11.2	4.8	5.3	1.1	—
Purchase Obligations – Natural Gas (b)	2,067.7	789.8	872.5	371.4	34.0
Purchase Obligations – Other (c)	113.9	16.1	25.3	17.5	55.0
Total (d)	$3,116.7	$835.2	$976.4	$460.1	$845.0

(a)
Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2008 New York Mercantile Exchange futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The categories of Capital Leases and Other Long-Term Liabilities have been excluded from the table above because there are no applicable amounts of contractual obligations under these categories. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $2.2 million in fiscal year 2009. Laclede Gas anticipates a $1.5 million contribution relative to its non-qualified pension plans during fiscal year 2009. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $9.7 million to the qualified trusts and $0.4 million directly to participants from Laclede Gas’ funds during fiscal year 2009. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Laclede Gas has a risk management policy that allows for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas financial instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements are recovered through the PGA Clause. At September 30, 2008, the Utility held 42.7 million MMBtu of futures contracts at an average price of $8.93 per MMBtu. Additionally, 16.0 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through October 2011.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed-price commitments associated with the purchase or sale of natural gas. As part of LER’s risk management policy, LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of exchange-traded futures contracts to lock in margins. At September 30, 2008, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations. For details related to LER’s exchange-traded futures contracts at September 30, 2008, see Note 4 to the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For a description of environmental matters, see Note 15 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the “Market Risk” subsection in Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 36.

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the internal control over financial reporting of The Laclede Group, Inc. and its subsidiaries (the “Company”) as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2008 of the Company and our report dated November 21, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective October 1, 2007, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R), effective September 30, 2007.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri
November 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of The Laclede Group, Inc. and its subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, common shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and its subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective October 1, 2007, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R), effective September 30, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri
November 21, 2008

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME

(Thousand, Except Per Share Amounts)
Years Ended September 30	2008	2007	2006

Operating Revenues:
Regulated Gas Distribution	$1,128,287	$1,131,554	$1,141,011
Non-Regulated Gas Marketing	1,075,845	718,704	689,572
Other	4,841	5,603	4,445
Total Operating Revenues	2,208,973	1,855,861	1,835,028
Operating Expenses:
Regulated
Natural and propane gas	770,097	797,924	821,721
Other operation expenses	144,611	131,798	128,180
Maintenance	25,827	24,306	21,198
Depreciation and amortization	35,303	34,080	30,904
Taxes, other than income taxes	69,023	68,361	71,038
Total Regulated Operating Expenses	1,044,861	1,056,469	1,073,041
Non-Regulated Gas Marketing	1,048,162	698,962	662,391
Other	4,603	5,376	5,024
Total Operating Expenses	2,097,626	1,760,807	1,740,456
Operating Income	111,347	95,054	94,572
Other Income and (Income Deductions) – Net	1,881	6,813	5,508
Interest Charges:
Interest on long-term debt	19,851	22,502	22,329
Interest on long-term debt to unconsolidated affiliate trust	486	277	277
Other interest charges	9,140	11,155	10,278
Total Interest Charges	29,477	33,934	32,884
Income from Continuing Operations Before Income Taxes
and Dividends on Laclede Gas Redeemable Preferred Stock	83,751	67,933	67,196
Income Tax Expense	26,190	22,146	21,301
Dividends on Laclede Gas Redeemable Preferred Stock	35	43	48
Income from Continuing Operations	57,526	45,744	45,847
Income from Discontinued Operations, Net of Income Tax (Note 2)	20,396	4,027	3,142
Net Income	$77,922	$49,771	$48,989

Average Number of Common Shares Outstanding:
Basic	21,657	21,455	21,247
Diluted	21,763	21,503	21,286

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.66	$2.13	$2.16
Income from Discontinued Operations	0.94	0.19	0.15
Net Income	$3.60	$2.32	$2.31

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.64	$2.12	$2.15
Income from Discontinued Operations	0.94	0.19	0.15
Net Income	$3.58	$2.31	$2.30

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Thousands)
Years Ended September 30	2008	2007	2006

Net Income	$77,922	$49,771	$48,989
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	8,091	7,976	16,449
Reclassification adjustment for (gains) losses included in net income	(3,814)	(9,451)	1,582
Net unrealized gains (losses) on cash flow hedging
derivative instruments	4,277	(1,475)	18,031
Defined benefit pension and other postretirement benefit plans:
Minimum pension liability adjustment	—	377	479
Net actuarial loss arising during period	(271)	—	—
Amortization of actuarial loss included in net periodic pension and
postretirement benefit cost	171	—	—
Net defined benefit pension and other postretirement benefit plans	(100)	377	479
Other Comprehensive Income (Loss), Before Tax	4,177	(1,098)	18,510
Income Tax Expense (Benefit) Related to Items
of Other Comprehensive Income (Loss)	1,597	(424)	7,152
Other Comprehensive Income (Loss), Net of Tax	2,580	(674)	11,358
Comprehensive Income	$80,502	$49,097	$60,347

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(Thousands)
September 30	2008	2007

ASSETS
Utility Plant	$1,229,174	$1,187,828
Less – Accumulated depreciation and amortization	405,977	394,034
Net Utility Plant	823,197	793,794

Non-utility property (net of accumulated depreciation and
amortization, 2008, $4,035; 2007, $3,725)	3,793	4,065
Other investments	43,314	43,635
Property and investments of discontinued operations	—	42,601
Other Property and Investments	47,107	90,301

Current Assets:
Cash and cash equivalents	14,899	52,746
Accounts receivable:
Utility	98,708	103,050
Non-utility	102,389	50,355
Other	10,486	6,680
Allowances for doubtful accounts	(12,624)	(11,232)
Inventories:
Natural gas stored underground at LIFO cost	206,267	138,256
Propane gas at FIFO cost	19,911	19,950
Materials, supplies, and merchandise at average cost	5,301	4,990
Derivative instrument assets	57,210	31,057
Unamortized purchased gas adjustments	33,411	12,813
Prepayments and other	25,950	27,914
Current assets of discontinued operations	—	30,756
Total Current Assets	561,908	467,335

Deferred Charges:
Regulatory assets	334,755	285,054
Other	5,688	4,669
Total Deferred Charges	340,443	289,723
Total Assets	$1,772,655	$1,641,153

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

(Thousands)
September 30	2008	2007

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$486,479	$428,325
Laclede Gas redeemable preferred stock (less current sinking fund requirements)	467	627
Long-term debt to unconsolidated affiliate trust	—	46,400
Long-term debt (less current portion) – Laclede Gas	389,181	309,122
Total Capitalization	876,127	784,474

Current Liabilities:
Notes payable	215,900	211,400
Accounts payable	159,580	99,109
Advance customer billings	25,548	25,440
Current portion of long-term debt and preferred stock	160	40,160
Wages and compensation accrued	12,197	11,532
Dividends payable	8,400	7,970
Customer deposits	14,020	15,899
Interest accrued	10,094	11,103
Taxes accrued	11,387	20,922
Deferred income taxes current	11,669	2,644
Other	10,249	5,756
Current liabilities of discontinued operations	—	21,730
Total Current Liabilities	479,204	473,665

Deferred Credits and Other Liabilities:
Deferred income taxes	222,761	223,750
Unamortized investment tax credits	3,973	4,200
Pension and postretirement benefit costs	98,513	63,678
Asset retirement obligations	26,833	26,125
Regulatory liabilities	42,191	39,589
Other	23,053	22,554
Deferred credits and other liabilities of discontinued operations	—	3,118
Total Deferred Credits and Other Liabilities	417,324	383,014
Commitments and Contingencies (Note 15)
Total Capitalization and Liabilities	$1,772,655	$1,641,153

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION

(Thousands, Except for Shares and Per Share Amounts)
September 30	2008	2007

Common Stock Equity:
Common stock, par value $1 per share:
Authorized – 2008 and 2007, 70,000,000 shares
Issued – 2008, 21,993,473 shares; and 2007, 21,645,637 shares	$21,993	$21,646
Paid-in capital	147,241	136,061
Retained earnings	312,808	268,761
Accumulated other comprehensive income	4,437	1,857
Total Common Stock Equity	486,479	428,325

Laclede Gas Redeemable Preferred Stock par value $25 per share
(1,480,000 shares authorized) issued and outstanding:
5% Series B – 2008, 19,200 shares; and 2007, 25,600 shares	320	480
4.56% Series C – 2008 and 2007, 5,894 shares	147	147
Total Redeemable Preferred Stock	467	627

Long-Term Debt to Unconsolidated Affiliate Trust	—	46,400

Long-Term Debt – Laclede Gas:
First Mortgage Bonds:
6-1/2% Series, due November 15, 2010	25,000	25,000
6-1/2% Series, due October 15, 2012	25,000	25,000
5-1/2% Series, due May 1, 2019	50,000	50,000
7% Series, due June 1, 2029	25,000	25,000
7.90% Series, due September 15, 2030	30,000	30,000
6% Series, due May 1, 2034	100,000	100,000
6.15% Series, due June 1, 2036	55,000	55,000
6.35% Series, due October 15, 2038	80,000	—
Total	390,000	310,000
Unamortized discount, net of premium, on long-term debt	(819)	(878)
Total Long-Term Debt – Laclede Gas	389,181	309,122
Total	$876,127	$784,474

Long-term debt and preferred stock dollar amounts are exclusive of current portion.

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Issued		Paid-in	Retained	Accum. Other Comp.
(Thousands, Except for Shares and Per Share Amounts)	Shares	Amount	Capital	Earnings	Income	Total

BALANCE OCTOBER 1, 2005	21,172,009	$21,172	$121,505	$231,551	$(7,703)	$366,525
Net income	—	—	—	48,989	—	48,989
Dividend reinvestment plan	114,255	114	3,604	—	—	3,718
Stock-based compensation costs	—	—	1,544	—	—	1,544
Employee stock options exercised	24,375	25	591	—	—	616
Employee restricted stock awards	51,000	51	(51)	—	—	—
Non-employee directors’ restricted stock awards	—	—	(145)	—	—	(145)
Tax benefit – stock compensation	—	—	77	—	—	77
Dividends declared:
Common stock ($1.41 per share)	—	—	—	(30,045)	—	(30,045)
Other comprehensive income, net of tax	—	—	—	—	11,358	11,358
BALANCE SEPTEMBER 30, 2006	21,361,639	21,362	127,125	250,495	3,655	402,637
Net income	—	—	—	49,771	—	49,771
Dividend reinvestment plan	116,973	117	3,690	—	—	3,807
Stock-based compensation costs	—	—	2,388	—	—	2,388
Employee stock options exercised	108,025	108	2,946	—	—	3,054
Employee restricted stock awards	59,000	59	(59)	—	—	—
Non-employee directors’ restricted stock awards	—	—	(292)	—	—	(292)
Tax benefit – stock compensation	—	—	263	—	—	263
Dividends declared:
Common stock ($1.46 per share)	—	—	—	(31,505)	—	(31,505)
Other comprehensive loss, net of tax	—	—	—	—	(674)	(674)
Adoption of SFAS No. 158, net of tax	—	—	—	—	(1,124)	(1,124)
BALANCE SEPTEMBER 30, 2007	21,645,637	21,646	136,061	268,761	1,857	428,325
Adoption of FIN 48, as of October 1, 2007	—	—	—	(1,099)	—	(1,099)
Net income	—	—	—	77,922	—	77,922
Dividend reinvestment plan	106,436	106	3,681	—	—	3,787
Stock-based compensation costs	—	—	2,615	—	—	2,615
Employee stock options exercised	178,750	179	4,833	—	—	5,012
Employee restricted stock awards	62,650	62	(62)	—	—	—
Non-employee directors’ restricted stock awards	—	—	(421)	—	—	(421)
Tax benefit – stock compensation	—	—	534	—	—	534
Dividends declared:
Common stock ($1.50 per share)	—	—	—	(32,776)	—	(32,776)
Other comprehensive income, net of tax	—	—	—	—	2,580	2,580
BALANCE SEPTEMBER 30, 2008	21,993,473	$21,993	$147,241	$312,808	$4,437	$486,479

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

(Thousands)
Years Ended September 30	2008	2007	2006

Operating Activities:
Net Income	$77,922	$49,771	$48,989
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(44,401)	—	—
Depreciation, amortization and accretion	36,913	38,308	34,943
Deferred income taxes and investment tax credits	5,786	(16,144)	30,822
Other - net	5,494	2,118	1,773
Changes in assets and liabilities:
Accounts receivable – net	(50,106)	(15,927)	(4,506)
Unamortized purchased gas adjustments	(20,598)	31,568	(13,120)
Deferred purchased gas costs	(19,614)	13,381	(114,686)
Accounts payable	59,161	2,181	(36,763)
Advance customer billings – net	108	(6,003)	755
Taxes accrued	(6,886)	5,404	(8,655)
Natural gas stored underground	(68,011)	(780)	22,167
Other assets and liabilities	(12,300)	(22,586)	30,015
Net cash (used in) provided by operating activities	(36,532)	81,291	(8,266)

Investing Activities:
Proceeds from sale of discontinued operations	83,554	—	—
Capital expenditures	(56,621)	(58,870)	(63,416)
Non-Regulated Services acquisition	—	—	(5,700)
Other investments	(1,393)	153	(3,312)
Proceeds from unconsolidated affiliate trust’s redemption of its common securities	1,400	—	—
Net cash provided by (used in) investing activities	26,940	(58,717)	(72,428)

Financing Activities:
Issuance of First Mortgage Bonds	80,000	—	55,000
Maturity of First Mortgage Bonds	(40,000)	—	(40,000)
Redemption of long-term debt to unconsolidated affiliate trust	(46,400)	—	—
Issuance of short-term debt - net	4,500	4,100	136,695
Issuance of common stock	8,799	6,861	4,333
Non-employee directors’ restricted stock awards	(421)	(292)	(145)
Dividends paid	(32,430)	(31,193)	(29,760)
Preferred stock reacquired – Laclede Gas	(160)	(159)	(63)
Other	(2,143)	77	(601)
Net cash (used in) provided by financing activities	(28,255)	(20,606)	125,459

Net (Decrease) Increase in Cash and Cash Equivalents	(37,847)	1,968	44,765
Cash and Cash Equivalents at Beginning of Year	52,746	50,778	6,013
Cash and Cash Equivalents at End of Year	$14,899	$52,746	$50,778

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$32,687	$35,241	$35,751
Income taxes	47,572	26,191	9,924

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiary companies. All subsidiaries are wholly owned. Laclede Gas Company (Laclede Gas or the Utility) and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All intercompany balances have been eliminated from the consolidated financial statements of Laclede Group except that certain intercompany transactions with Laclede Gas are not eliminated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), sales of natural gas from LER to Laclede Gas, and sales of propane and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table included in Note 14 under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
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
INVESTMENT IN UNCONSOLIDATED AFFILIATE TRUST - In fiscal year 2003, Laclede Group formed Laclede Capital Trust I (Trust), its affiliated, nonconsolidated trust, for the sole purpose of issuing trust securities and investing the gross proceeds of the sale of the trust securities in debt securities of Laclede Group. All of the Trust securities had a liquidation value of $25 per share and a dividend rate of 7.70%, with all of its common securities being owned by Laclede Group and all of its preferred securities being sold to the public. The Trust’s sole asset was the Company’s $46.4 million aggregate principal amount of 7.70% debentures due December 1, 2032, which had the same economic terms as the Trust securities and were reflected as Long-term debt to unconsolidated affiliate trust on the Consolidated Balance Sheets. The Company’s investment in the Trust common securities was included on the Other investments line on the Consolidated Balance Sheets.
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
NATURE OF OPERATIONS - Laclede Group is a public utility holding company under the Public Utility Holding Company Act of 2005. All subsidiaries are wholly owned by Laclede Group. The Regulated Gas Distribution segment includes Laclede Gas, Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas serves an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten other counties in eastern Missouri. As an adjunct to its gas distribution business, Laclede Gas operates underground natural gas storage fields. The Non-Regulated Gas Marketing segment includes LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. The activities of other subsidiaries are described in Note 14, Information by Operating Segment, and are included in the Other column.
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
Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation and amortization in 2008, 2007, and 2006 averaged 3.1%, 3.1%, and 3.0%, respectively, of the original cost of depreciable and amortizable property.
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
The Utility’s capital expenditures were $55.3 million, $56.4 million, and $57.9 million for fiscal years 2008, 2007, and 2006, respectively. Additionally, at September 30, 2008, the Utility had recorded accruals for capital expenditures totaling approximately $2.3 million. Accrued capital expenditures at September 30, 2007 and 2006 were not material. Accrued capital expenditures are excluded from the Consolidated Statements of Cash Flows.
ASSET RETIREMENT OBLIGATIONS - In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” Laclede Group records legal obligations associated with the retirement of long-lived assets in the period in which the obligations are incurred, if sufficient information exists to reasonably estimate the fair value of the obligations. Obligations are recorded as both a cost of the related long-lived asset and as a corresponding liability. Subsequently, the asset retirement costs are depreciated over the life of the asset and the asset retirement obligations are accreted to the expected settlement amounts. The Company has recorded asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of Laclede Gas’ distribution system and general plant. Asset retirement obligations recorded by Laclede Group’s non-regulated subsidiaries are not material. As authorized by the MoPSC, Laclede Gas accrues future removal costs associated with its property, plant and equipment through its depreciation rates, even if a legal obligation, as defined by SFAS No. 143 and FIN 47, does not exist. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognizable under SFAS No. 143 and FIN 47 is a timing difference between recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, consistent with SFAS No. 71, these differences are deferred as regulatory liabilities.
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

The following table presents a reconciliation of the beginning and ending balances of Asset Retirement Obligations reported in the Consolidated Balance Sheets:

(Thousands)
Balance at September 30, 2006	$26,018
Liabilities incurred during the period	603
Liabilities settled during the period	(2,372)
Accretion	1,506
Revisions in estimated cash flows	370
Balance at September 30, 2007	26,125
Liabilities incurred during the period	235
Liabilities settled during the period	(1,035)
Accretion	1,567
Revisions in estimated cash flows	(59)
Balance at September 30, 2008	$26,833

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
The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

(Thousands)	2008	2007

Regulatory Assets:
Future income taxes due from customers	$85,456	$85,476
Pension and postretirement benefit costs	182,890	151,163
Unamortized purchased gas adjustments	33,411	12,813
Purchased gas costs	49,071	29,457
Compensated absences	7,253	7,104
Cold weather rule	6,074	6,952
Other	4,011	4,902
Total Regulatory Assets	$368,166	$297,867
Regulatory Liabilities:
Unamortized investment tax credits	$3,973	$4,200
Accrued cost of removal	35,922	33,238
Other	6,269	6,351
Total Regulatory Liabilities	$46,164	$43,789

As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 million are being recovered and amortized on a straight-line basis over a fifteen-year period, without return on investment. Amortization of these costs totaled $6.2 million from December 27, 1999 through September 30, 2008. Previously deferred costs of $2.1 million are being recovered and amortized on a straight-line basis over a ten-year period, without return on investment. Amortization of these costs totaled $1.8 million from December 27, 1999 through September 30, 2008.
NATURAL GAS STORED UNDERGROUND - Inventory of Utility natural gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of natural gas stored underground for current use at September 30, 2008 was less than the LIFO cost by $21.8 million and at September 30, 2007 exceeded the LIFO cost by $4.3 million. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates.

REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at September 30, 2008 and 2007, for the Utility, were $13.5 million and $11.9 million, respectively.
LER and Laclede Group’s other subsidiaries record revenues when earned, either when the product is delivered or when services are performed.
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
PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT - The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. To better match customer billings with market natural gas prices, the Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Laclede Gas has a risk management policy that allows for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. The MoPSC clarified that costs, cost reductions, and carrying costs associated with the Utility’s use of natural gas financial instruments are gas costs recoverable through the PGA mechanism. As part of the settlements of the Utility’s 2005 and 2007 rate cases, the following modifications were made to Laclede Gas’ PGA Clause:
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

•
In its 2002 rate case, the MoPSC approved a plan applicable to the Utility’s gas supply commodity costs under which it could retain up to 10% of cost savings associated with the acquisition of natural gas below an established benchmark level of gas cost. This gas supply cost management program required that if Laclede Gas’ retention of cost savings reached $5 million, the Utility would retain 1% of any remaining cost savings. The settlement of the Utility’s 2005 rate case continued the plan, with certain modifications. The settlement of the Utility’s 2007 rate case provides certain modifications to the plan, including a provision that allows the Utility to retain 10% of cost savings, up to a maximum of $3.0 million annually, commencing October 1, 2007. The Utility recorded $0.6 million in pre-tax income under the plan in fiscal year 2008. Laclede Gas did not record any income under the plan during fiscal years 2007 and 2006. Income recorded under the plan is included in the Regulated Gas Distribution Operating Revenues on the Statements of Consolidated Income.

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
OFF-SYSTEM SALES - In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility retained all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million were shared with customers, with the Utility retaining 50% of amounts exceeding that threshold. Pursuant to the settlement of the 2007 rate case, the pre-tax amounts in excess of $12 million to be shared with customers resulting from amounts earned in fiscal years 2006 and 2007, totaling approximately $7 million, were flowed back to customers over an annual period commencing in November 2007. In addition, the portion of pre-tax income to be shared with customers was increased beginning October 1, 2007. The customer share of such income is determined in accordance with the table below. The difference between the actual amount allocated to customers for each fiscal year and the estimated amount assumed in PGA rates is recovered from or credited to customers over an annual period commencing in the subsequent November.

Pre-tax Income	Customer Share	Company Share
First $2 million	85%	15%
Next $2 million	80%	20%
Next $2 million	75%	25%
Amounts exceeding $6 million	70%	30%

INCOME TAXES - Laclede Group and its subsidiaries have elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. Effective October 1, 2007, generally accepted accounting principles require that tax benefits be recognized in the financial statements as determined by new recognition and measurement provisions. These provisions permit the benefit from a tax position to be recognized only if, and to the extent that, it is more likely than not that the tax position will be sustained upon examination by the taxing authority, based on the technical merits of the position. Unrecognized tax benefits and related interest and penalties, if any, are recorded as liabilities or as a reduction to deferred tax assets. Laclede Group companies record deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities in the financial statements, and the related tax basis. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or regulatory liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies.
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
EARNINGS PER COMMON SHARE - Basic earnings per common share is computed by dividing Net Income by the weighted average number of shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company had outstanding at September 30, 2008, were stock options and nonvested restricted stock and restricted stock units. The diluted weighted average shares outstanding, as shown in Note 5, reflects the potential dilution as a result of these stock options and nonvested restricted stock/units as determined using the Treasury Stock Method. Securities that are antidilutive are excluded from the calculation of diluted earnings per share.
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
GROSS RECEIPTS AND SALES TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues were $52.5 million, $51.8 million, and $53.0 million for fiscal years 2008, 2007, and 2006, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, Other Than Income Taxes line.
Sales taxes imposed on applicable Company sales are billed to customers. These amounts are not recorded in the Statements of Consolidated Income, but are recorded as tax collections payable and included in Other Current Liabilities in the Consolidated Balance Sheets.
ALLOWANCES FOR DOUBTFUL ACCOUNTS - Estimates of the collectibility of trade accounts receivables are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. The Utility’s provision for uncollectible accounts is dependent on the regulatory treatment provided for such costs. The Utility was allowed to defer for future recovery uncollectible expenses associated with amendments to the Cold Weather Rule for fiscal years 2006 and 2007, as approved by the MoPSC.
GROUP MEDICAL AND WORKERS’ COMPENSATION RESERVES - The Company self-insures its group medical and workers’ compensation costs and carries stop-loss coverage in relation to medical claims and workers’ compensation claims. Reserves for amounts incurred but not reported are established based on historical cost levels and lags between occurrences and reporting.

STOCK-BASED COMPENSATION - The Laclede Group 2006 Equity Incentive Plan (the 2006 Plan) was approved at the annual meeting of shareholders of Laclede Group on January 26, 2006. The purpose of the 2006 Plan is to encourage officers and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation Committee of the Board of Directors may grant awards under the 2006 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Under the terms of the 2006 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The 2006 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award. The maximum number of shares reserved for issuance under the 2006 Plan is 1,250,000. The 2006 Plan replaced the Laclede Group Equity Incentive Plan (the 2003 Plan). Shares reserved under the 2003 Plan, other than those needed for currently outstanding awards, were canceled upon shareholder approval of the 2006 Plan.
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

Restricted Stock Awards

During fiscal year 2008, the Company awarded 74,100 shares of performance-contingent restricted stock to executive officers at a weighted average grant date fair value of $29.32 per share. This number of shares represents the maximum shares that can be earned pursuant to the terms of the awards. The shares were awarded on December 5, 2007 and have a performance period ending in September 2010, during which participants are entitled to receive full dividends and voting rights on 49,400 of these shares based on the target level of performance. The number of shares that will ultimately vest is dependent upon the attainment of certain levels of earnings and dividend growth performance goals; further, under the terms of the award, the Compensation Committee (Committee) of the Board of Directors may reduce by up to 50% the number of shares that vest if the Company’s total shareholder return (TSR) during the performance period ranks in the bottom quartile relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles and is discussed further below.
During fiscal year 2008, the Company made a separate award of 15,000 shares of performance-contingent restricted stock to an executive officer at a weighted average grant date fair value of $33.26 per share. This number of shares represents the maximum shares that can be earned pursuant to the terms of the award. The shares were awarded on December 5, 2007 and have a performance period ending in September 2009, during which the participant is entitled to receive full dividends and voting rights on 10,000 of these shares based on the target level of performance. The number of shares that will ultimately vest is dependent upon the attainment of certain business development performance metrics and succession management objectives and is not subject to the aforementioned TSR provision.
The weighted average grant date fair value of performance-contingent restricted stock awarded during fiscal years 2007 and 2006 was $34.95 and $30.46 per share, respectively.
Performance-contingent restricted stock activity for fiscal year 2008 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at September 30, 2007	110,000	$32.87

Granted	89,100	$29.99
Vested	—	$—
Forfeited	(20,000)	$33.15

Nonvested at September 30, 2008	179,100	$31.40

During fiscal year 2008, the Company awarded 23,250 shares of time-vested restricted stock to executives and key employees at a weighted average grant date fair value of $34.25 per share. These shares were awarded on December 5, 2007 and vest December 5, 2010. In the interim, participants receive full dividends and voting rights.
During fiscal year 2008, the Company made a special award of 15,000 time-vested restricted stock units to an executive officer at a weighted average grant date fair value of $28.49 per share. Each restricted stock unit represents a contingent right to receive one share of Laclede Group common stock. The units were awarded on February 14, 2008 and vest December 1, 2011. The participant is required to retain the shares acquired upon vesting for twelve months from the date of delivery of the shares. No dividends are paid or accrue during the vesting period. Furthermore, the participant has no voting rights in the interim.
During fiscal year 2008, the Company awarded 12,500 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $33.77 per share. These shares were awarded on January 31, 2008. The weighted average fair value of restricted stock awarded to non-employee directors during fiscal years 2007 and 2006 was $32.74 per share and $31.80 per share, respectively. These shares vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.
Time-vested restricted stock and time-vested restricted stock unit activity for fiscal year 2008 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2007	9,000	$32.44

Granted	50,750	$32.43
Vested	(2,900)	$33.77
Forfeited	—	$—

Nonvested at September 30, 2008	56,850	$32.36

The total fair value of restricted stock vested during fiscal years 2008, 2007, and 2006 was $98,000, $83,000, and $87,000, respectively, and the related actual tax benefit realized was $38,000, $32,000, and $34,000, respectively.

Stock Option Awards

No stock options were granted during fiscal year 2008. The weighted average fair value of stock options granted during fiscal years 2007 and 2006 was $8.07 and $6.80 per option, respectively.
Stock option activity for fiscal year 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at September 30, 2007	617,100	$30.04

Granted	—	$—
Exercised	(178,500)	$28.05
Forfeited	(15,000)	$30.88
Expired	(7,750)	$31.14

Outstanding at September 30, 2008	415,850	$30.84	6.4	$7,339

Fully Vested and Expected to Vest at September 30, 2008	403,205	$30.79	6.4	$7,138

Exercisable at September 30, 2008	235,225	$29.50	5.8	$4,467

Exercise prices of options outstanding at September 30, 2008 range from $23.27 to $34.95. During fiscal year 2008, cash received from the exercise of stock options was $5.0 million, the intrinsic value of the options exercised was $2.0 million and the related actual tax benefit realized was $0.8 million. During fiscal year 2007, cash received from the exercise of stock options was $3.1 million, the intrinsic value of the options exercised was $0.8 million and the related actual tax benefit realized was $0.3 million. During fiscal year 2006, cash received from the exercise of stock options was $0.6 million, the intrinsic value of the options exercised was $0.2 million and the related actual tax benefit realized was $76,000.
The closing price of the Company’s common stock was $48.49 at September 30, 2008.

Equity Compensation Costs

Compensation cost for performance-contingent restricted stock awards is based upon the probable outcome of the performance conditions. For shares that do not vest or are not expected to vest due to the outcome of the performance conditions, no compensation cost is recognized and any previously recognized compensation cost is reversed.
The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, is estimated using the closing price of the Company’s stock on the date of the grant. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks in the bottom quartile relative to a comparator group of companies and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value per share of the awards subject to the TSR provision awarded during fiscal year 2008 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulation are as follows:

	2008	2007	2006

Risk free interest rate	2.89%	Not applicable	Not applicable
Expected dividend yield of stock	—	Not applicable	Not applicable
Expected volatility of stock	24.96%	Not applicable	Not applicable
Vesting period	2.8 years	Not applicable	Not applicable

The risk free interest rate was based on the yield on U.S. Treasury securities matching the vesting period. The expected volatility is based on the historical volatility of the Company’s stock. Volatility assumptions were also made for each of the companies included in the comparator group. The vesting period is equal to the performance period set forth in the terms of the award.
The fair value of the options granted during fiscal years 2007 and 2006 was estimated at the date of grant using a binomial option-pricing model based on the assumptions noted in the following table. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free rate was based on U.S. Treasury yields at the grant date. The expected life of options was based on generalized expectations regarding the behavior of option holders since the Company’s experience was not yet sufficient to develop an assumption specific to its employees.

	2008	2007	2006

Risk free interest rate	Not applicable	4.60%	4.60%
Expected dividend yield of stock	Not applicable	4.20%	4.50%
Expected volatility of stock	Not applicable	25.00%	25.00%
Expected life of option	Not applicable	96 months	96 months

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

(Thousands)	2008	2007	2006

Total compensation cost	$2,651	$2,401	$1,550
Compensation cost capitalized	(578)	(524)	(360)
Compensation cost recognized in net income	2,073	1,877	1,190
Income tax benefit recognized in net income	(799)	(725)	(460)
Compensation cost recognized in net income, net of income tax	$1,274	$1,152	$730

As of September 30, 2008, there was $3.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years.
NEW ACCOUNTING STANDARDS - In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Under FIN 48, the Company may recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 as of October 1, 2007. For details regarding the cumulative effect of adoption and other pertinent information, see Note 12, Income Taxes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.” Except as described below, SFAS No. 157 is effective for the Company as of the beginning of fiscal year 2009. In February 2008, the FASB issued two Staff Positions that amend SFAS No. 157. The first FASB Staff Position (FSP), No. FAS 157-1, excludes from the scope of SFAS No. 157 accounting pronouncements that address fair value measurements for purposes of lease classification and measurement. The second FSP, No. FAS 157-2, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Application of SFAS No. 157 to these items will be effective for the Company as of the beginning of fiscal year 2010. In October 2008, the FASB issued FSP No. FAS 157-3, which clarifies the application of SFAS No. 157 in a market that is not active. The Company anticipates that the adoption of SFAS No. 157, as amended by these Staff Positions, will not have a material impact on the Company’s financial position or results of operations. The Company will, however, be required to provide additional disclosures on certain fair value measurements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As discussed in Note 3, Pension Plans and Other Postretirement Benefits, Laclede Group adopted the recognition and disclosure provisions of this Statement effective September 30, 2007. The Statement also requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position. This requirement is effective for the Company as of the end of fiscal year 2009. In conjunction with adoption of this provision of SFAS No. 158, the Company will be required to change its valuation date for its pension and other postretirement plans from June 30 to September 30. Adoption will require certain adjustments to retained earnings and other comprehensive income, the amounts of which are not yet known. However, the majority of these adjustments, attributable to the Company’s qualified pension plans and other postretirement benefit plans, are expected to be deferred with entries to regulatory assets.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Upon adoption of SFAS No. 159, entities are permitted to choose, at specified election dates, to measure eligible items at fair value (fair value option). Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. The decision about whether to elect the fair value option is applied instrument by instrument with few exceptions. The decision is also irrevocable (unless a new election date occurs) and must be applied to entire instruments and not to portions of instruments. SFAS No. 159 requires that cash flows related to items measured at fair value be classified in the statement of cash flows according to their nature and purpose as required by SFAS No. 95, “Statement of Cash Flows” (as amended). SFAS No. 159 is effective for the Company as of the beginning of fiscal year 2009. The Company does not intend to elect the fair value option for any instruments not currently reported at fair value. Therefore, the adoption of this Statement will have no effect on the Company’s financial position or results of operations.
In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” This Issue addresses how an entity should recognize the tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123(R). The Task Force reached a consensus that such tax benefits should be recognized as an increase in additional paid-in capital. This EITF Issue also addresses how the accounting for these tax benefits is affected if an entity’s estimate of forfeitures changes in subsequent periods. This EITF Issue is effective for Laclede Group as of the beginning of fiscal year 2009. Adoption of this EITF issue will not have a material effect on the Company’s financial position or results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 clarifies that noncontrolling interests should be separately reported as equity in the balance sheet. Additionally, SFAS No. 160 requires certain changes in presentation to income statements. SFAS No. 160 also addresses accounting for changes in the parent’s ownership interest of a subsidiary, accounting for the deconsolidation of a subsidiary, and disclosure requirements. This Statement is effective for Laclede Group as of the beginning of fiscal year 2010. Currently, all of Laclede Group’s consolidated subsidiaries are wholly owned and therefore adoption of this Statement will not have any effect on the Company’s consolidated financial statements.

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133, by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for the Company’s interim and annual financial statements beginning in the second quarter of fiscal year 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the provisions of this Statement.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective in the first quarter of fiscal 2009. The adoption of SFAS No. 162 will not have any effect on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” This Statement provides clarification to the guidance in SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and expands disclosure requirements. This Statement is effective for Laclede Group as of the beginning of fiscal year 2010. Because SFAS No. 163 is primarily applicable to insurance enterprises that issue financial guarantee insurance contracts, the adoption of this Statement will have no effect on the Company’s consolidated financial statements.
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

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary, SM&P, to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P is an underground facilities locating and marking business that comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. For information concerning Laclede Group’s obligations under these provisions, see Note 15, Commitments and Contingencies.
In accordance with generally accepted accounting principles, the operating results of SM&P have been aggregated and reported on the Statements of Consolidated Income as Income from Discontinued Operations, Net of Income Tax. The Company has reported in discontinued operations interest expense based on amounts previously recorded by SM&P. Discontinued operations includes pre-tax interest expense of $1.6 million for fiscal year 2008 and $3.3 million per year for fiscal years 2007 and 2006. Discontinued operations does not include general corporate overhead expense. Income from Discontinued Operations reported in the Statements of Consolidated Income consists of the following:

(Thousands)	2008	2007	2006

Operating revenues	$65,423	$165,733	$162,523

Income (loss) from operations	(9,434)	6,916	5,408
Gain on disposal	44,401	—	—
Pre-tax income	34,967	6,916	5,408
Income tax expense	14,571	2,889	2,266
Income from Discontinued Operations	$20,396	$4,027	$3,142

The assets and liabilities of SM&P have been segregated from continuing operations and have been reported as assets or liabilities of discontinued operations on the Consolidated Balance Sheets. Assets and liabilities of SM&P reported in the Consolidated Balance Sheets as discontinued operations consist of the following:

Sept. 30,
(Thousands)	2007

Assets
Property and Investments:
Goodwill	$33,595
Property, plant and equipment – net	7,204
Other investments	1,802
Total Property and Investments	42,601
Current Assets:
Accounts receivable – net	28,816
Other	1,940
Total Current Assets	30,756
Total Assets	$73,357

Liabilities
Current Liabilities:
Accounts payable	$7,720
Wages and compensation accrued	3,950
Other	10,060
Total Current Liabilities	21,730
Deferred credits and other liabilities	3,118
Total Liabilities	$24,848

Cash flows from SM&P’s operations were not material.

3.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

In September 2007, the Company adopted SFAS No. 158. This Statement amended FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (revised 2003), “Employers’ Disclosure About Pensions and Other Postretirement Benefits.” Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Prior accounting standards allowed an employer to delay recognition of certain economic events that affected the costs of providing postretirement benefits and to disclose the overfunded or underfunded status of a plan in the notes to the financial statements. This Statement eliminated the delayed recognition of actuarial gains and losses and prior service costs and credits that arise during the period and requires employers to recognize these items as components of other comprehensive income, net of tax. Additional minimum pension liabilities and related intangible assets were derecognized upon adoption of this Statement. The Statement also requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position. This requirement will be effective for the Company as of the end of fiscal year 2009. The Company currently uses a June 30 valuation date for its benefit plans.

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
The incremental effects of adoption of SFAS No. 158 on individual line items of the Consolidated Balance Sheet at September 30, 2007 were as follows:
(Thousands)	Prior to SFAS No. 158 Adoption	Adjustments	After SFAS No. 158 Adoption

Deferred Charges:
Prepaid pension cost	$51,962	$(51,962)	$—
Regulatory assets	190,254	94,800	285,054
Other	5,192	(523)	4,669
Common stock equity:
Accumulated other comprehensive income (loss) *	2,981	(1,124)	1,857
Current Liabilities:
Other	5,056	700	5,756
Deferred Credits and Other Liabilities:
Deferred income taxes	224,458	(708)	223,750
Pension and postretirement benefit costs	20,231	43,447	63,678

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
Pension costs in 2008, 2007, and 2006 amounted to $6.1, $5.5, and $5.4 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

(Thousands)	2008	2007	2006

Service cost – benefits earned during the period	$12,970	$12,422	$14,761
Interest cost on projected benefit obligation	18,680	17,929	16,704
Expected return on plan assets	(20,650)	(20,295)	(20,782)
Amortization of prior service cost	1,088	1,143	1,175
Amortization of actuarial loss	3,165	3,673	6,912
Sub-total	15,253	14,872	18,770
Loss on lump-sum settlement	—	803	—
Regulatory adjustment	(9,120)	(10,131)	(13,417)
Net pension cost	$6,133	$5,544	$5,353

Other changes in plan assets and pension benefit obligations recognized in Other Comprehensive Income during fiscal year 2008 include the following:

(Thousands)	2008

Current year actuarial loss	$18,050
Amortization of actuarial loss	(3,165)
Amortization of prior service cost	(1,088)
Sub-total	13,797
Regulatory adjustment	(13,697)
Total recognized in other comprehensive income	$100

Changes in the minimum pension liability resulted in credits to Other Comprehensive Income of $0.4 million in fiscal year 2007 and $3.6 million in fiscal year 2006, excluding the effect of regulatory treatment. After the effect of regulatory treatment, credits recognized in other comprehensive income for fiscal years 2007 and 2006 were $0.4 million and $0.5 million, respectively.
Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a MoPSC Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during fiscal year 2008. Lump-sum payments recognized as settlements during fiscal year 2007 were $3.0 million. No lump-sum payments were recognized as settlements in fiscal year 2006.
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
The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

(Thousands)	2008	2007

Benefit obligation at beginning of year	$293,265	$282,060
Service cost	12,970	12,422
Interest cost	18,680	17,929
Actuarial (gain) loss	(19)	1,407
Gross benefits paid *	(16,160)	(20,553)

Benefit obligation at end of year	$308,736	$293,265

Accumulated benefit obligation at end of year	$238,769	$231,719

* Includes $(3,021) in lump-sum payments recognized as settlements in fiscal year 2007.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2008	2007

Fair value of plan assets at beginning of year	$260,280	$246,136
Actual return on plan assets	2,581	33,515
Employer contributions	1,645	1,182
Gross benefits paid *	(16,160)	(20,553)
Fair value of plan assets at end of year	$248,346	$260,280

Funded status of plans	$(60,390)	$(32,985)
Fourth quarter contribution adjustment	56	261
Funded status, end of year	$(60,334)	$(32,724)

* Includes $(3,021) in lump-sum payments recognized as settlements in fiscal year 2007.

The following table sets forth the amounts recognized in the Consolidated Balance Sheet at September 30:

(Thousands)	2008	2007

Noncurrent assets	$—	$—
Current liabilities	(1,460)	(400)
Noncurrent liabilities	(58,874)	(32,324)
Total	$(60,334)	$(32,724)

Pre-tax amounts recognized in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension cost consist of:
Net actuarial loss	$82,371	$67,486
Prior service costs	11,244	12,332
Sub-total	93,615	79,818
Adjustments for amounts included in Regulatory Assets	(90,701)	(77,004)
Total	$2,914	$2,814

At September 30, 2008, the following pre-tax amounts are expected to be amortized from Accumulated Other Comprehensive Income into net periodic pension cost during fiscal year 2009:

(Thousands)

Amortization of net actuarial loss	$3,096
Amortization of prior service cost	1,035
Sub-total	4,131
Regulatory adjustment	(3,932)
Total	$199

The pension benefit obligation and the fair value of plan assets are based on a June 30 measurement date.
The assumptions used to calculate net periodic pension costs are as follows:

	2008	2007	2006

Weighted average discount rate	6.25%	6.25%	5.00%
Weighted average rate of future compensation increase	3.50%	3.50%	3.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

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
The assumptions used to calculate the benefit obligations are as follows:

	2008	2007

Weighted average discount rate	6.60%	6.25%
Weighted average rate of future compensation increase	3.75%	3.50%

Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

(Thousands)	2008	2007

Projected benefit obligation	$308,736	$293,265
Fair value of plan assets	248,346	260,280

Accumulated benefit obligation	24,938	24,431
Fair value of plan assets	12,727	12,795

Following are the targeted and actual plan assets by category:

	2009	2008	2007
	Target	Actual	Actual

Equity Securities	50%	46%	50%
Debt Securities	50%	54%	50%
Total	100%	100%	100%

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
Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Pensions from Qualified Trust	Pensions from Laclede Gas Funds

2009	$14.7	$1.5
2010	14.7	1.3
2011	16.7	1.8
2012	18.4	1.0
2013	22.8	0.8
2014 – 2018	182.4	2.7

The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal year 2009 are anticipated to be $2.2 million into the qualified trusts, and $1.5 million into the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs in 2008, 2007, and 2006 amounted to $7.6 million, $7.8 million, and $8.9 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

(Thousands)	2008	2007	2006

Service cost – benefits earned during the period	$4,560	$4,063	$3,985
Interest cost on accumulated postretirement
benefit obligation	3,909	3,599	2,959
Expected return on plan assets	(2,039)	(1,723)	(1,358)
Amortization of transition obligation	136	136	327
Amortization of prior service cost	(2,328)	(2,328)	(36)
Amortization of actuarial loss	2,985	3,245	1,273
Sub-total	7,223	6,992	7,150
Regulatory adjustment	419	851	1,713
Net postretirement benefit cost	$7,642	$7,843	$8,863

Other changes in plan assets and postretirement benefit obligations recognized in Other Comprehensive Income during fiscal year 2008 include the following:

(Thousands)	2008

Current year actuarial loss	$9,772
Amortization of actuarial loss	(2,985)
Amortization of prior service credit	2,328
Amortization of transition obligation	(136)
Sub-total	8,979
Regulatory adjustment	(8,979)
Total recognized in other comprehensive income	$—

Pursuant to the Commission’s Order in the Utility’s 2002 rate case and affirmed in the 2005 and 2007 rate cases, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 and 2005 rate cases, the Commission ordered that the recovery in rates for the postretirement benefit costs be based on the accounting methodology as ordered in the 1999 rate case, which based the amortization of gains and losses on a five-year average of gains and losses. The difference between this amount and postretirement benefit expense as calculated pursuant to the above was deferred as a regulatory asset or regulatory liability. In the 2007 rate case, the Commission recognized that the recovery in rates is based on an annual allowance of $7.6 million, effective August 1, 2007. The difference between this amount and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

(Thousands)	2008	2007

Benefit obligation at beginning of year	$60,111	$55,584
Service cost	4,560	4,063
Interest cost	3,909	3,599
Actuarial loss	6,356	1,551
Gross benefits paid	(5,222)	(4,686)
Benefit obligation at end of year	$69,714	$60,111

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2008	2007

Fair value of plan assets at beginning of year	$24,997	$21,179
Actual return on plan assets	(1,378)	2,947
Employer contributions	7,685	5,557
Gross benefits paid	(5,222)	(4,686)
Fair value of plan assets at end of year	$26,082	$24,997

Funded status of plans	$(43,632)	$(35,114)
Fourth quarter contribution adjustment	4,068	3,460
Funded status, end of year	$(39,564)	$(31,654)

The following table sets forth the amounts recognized in the Consolidated Balance Sheet at September 30:

(Thousands)	2008	2007

Noncurrent assets	$—	$—
Current liabilities	(300)	(300)
Noncurrent liabilities	(39,264)	(31,354)
Total	$(39,564)	$(31,654)

Pre-tax amounts recognized in Accumulated Other Comprehensive Income not yet recognized as components of net periodic postretirement cost consist of:
Net actuarial loss	$39,957	$33,170
Prior service credit	(9,660)	(11,988)
Transition obligation	671	807
Sub-total	30,968	21,989
Adjustments for amounts included in Regulatory Assets	(30,968)	(21,989)
Total	$—	$—

At September 30, 2008, the following pre-tax amounts are expected to be amortized from Accumulated Other Comprehensive Income into net periodic postretirement benefit cost during fiscal year 2009:

( (Thousands)
Amortization of net actuarial loss	$3,509
Amortization of prior service credit	(2,328)
Amortization of transition obligation	136
Sub-total	1,317
Regulatory adjustment	(1,317)
Total	$—

The accumulated postretirement benefit obligation and the fair value of plan assets are based on a June 30 measurement date.
The assumptions used to calculate net periodic postretirement benefit costs are as follows:

	2008	2007	2006

Weighted average discount rate	6.25%	6.25%	5.00%
Weighted average rate of future compensation increase	3.50%	3.50%	3.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

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
The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2008	2007

Weighted average discount rate	6.35%	6.25%
Weighted average rate of future compensation increase	3.75%	3.50%

The assumed medical cost trend rates at September 30 are as follows:

	2008	2007
Medical cost trend assumed for next year	8.50%	8.00%
Rate to which the medical cost trend rate is assumed to decline
(the ultimate medical cost trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2016	2011

The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

(Thousands)	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost	$790	$(700)
Effect on accumulated postretirement benefit obligation	3,570	(3,240)

Following are the targeted and actual plan assets by category:

	2009	2008	2007
	Target	Actual	Actual

Equity Securities	60%	54%	58%
Debt Securities	40%	46%	42%
Total	100%	100%	100%

Missouri state law provides for the recovery in rates of SFAS No. 106 accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees’ Beneficiary Association and Rabbi trusts as its external funding mechanisms. Laclede Gas’ investment policy seeks to maximize investment returns consistent with Laclede Gas’ tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored. Laclede Gas’ current investment policy targets an asset allocation of 60% to equity securities and 40% to debt securities, excluding cash held in short-term debt securities for the purpose of making benefit payments. Laclede Gas currently invests in a mutual fund which is rebalanced on an ongoing basis to the target allocation.

Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Benefits Paid from Qualified Trust	Benefits Paid from Laclede Gas Funds

2009	$4.6	$0.3
2010	4.8	0.3
2011	4.9	0.3
2012	5.0	0.3
2013	5.3	0.3
2014 – 2018	34.5	1.8

Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to SFAS No. 106 as recovered in rates. Contributions to the postretirement plans in fiscal year 2009 are anticipated to be $9.7 million to the qualified trusts, and $0.4 million paid directly to participants from Laclede Gas funds.

Other Plans

Laclede Gas sponsors 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Laclede Gas provides a match of such contributions within specific limits. The cost of the defined contribution plans of Laclede Gas amounted to $3.1 million, $3.0 million, and $3.0 million for fiscal years 2008, 2007, and 2006, respectively.

4.	FINANCIAL INSTRUMENTS

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed-price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At September 30, 2008, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.
Settled and open exchange-traded futures positions were as follows at September 30, 2008:

	Position Month	MMBtu (millions)	Average Price per MMBtu
Settled short positions	October 2008	1.56	$9.32
Settled long positions	October 2008	0.52	7.75

Open short futures positions	November 2008	1.39	9.39
	December 2008	0.79	9.47
	January 2009	0.31	9.76
	February 2009	0.31	9.74
	March 2009	0.27	9.69
	April 2009	0.71	8.80
	May 2009	0.02	8.11
	June 2009	0.08	8.13
	November 2009	0.10	8.80
	December 2009	0.15	8.83
	January 2010	0.15	8.83
	February 2010	0.15	8.83
	March 2010	0.10	8.80

Open long futures positions	November 2008	0.40	8.24
	December 2008	0.15	9.04
	January 2009	0.11	10.00
	February 2009	0.11	10.00
	March 2009	0.11	10.00
	April 2009	0.41	9.22
	May 2009	0.11	10.00

The above futures contracts are derivative instruments, and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income. Accumulated Other Comprehensive Income is a component of Total Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the hedged transactions occur. Based on market prices at September 30, 2008, it is expected that approximately $8.3 million of pre-tax unrealized gains will be reclassified into the Consolidated Statement of Income during fiscal year 2009. The ineffective portions of these hedge instruments are charged or credited to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax (losses) gains recognized in earnings for the ineffective portion of cash flow hedges was $(2.8) million, $(0.5) million, and $0.7 million for fiscal years 2008, 2007, and 2006, respectively. These losses and gains were primarily due to price volatility and regional supply/demand imbalances. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5.	EARNINGS PER SHARE OF COMMON STOCK

SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS does not include potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. Shares attributable to stock options and time-vested restricted stock/units are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. For the fiscal year ended September 30, 2008 no shares attributable to antidilutive outstanding stock options were excluded from the calculation of diluted earnings per share. For the fiscal years ended September 30, 2007, and 2006, 107,500, and 100,500 shares, respectively, attributable to antidilutive outstanding stock options were excluded from the calculation of diluted earnings per share. Performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. For the years ended September 30, 2008, 2007, and 2006, 136,100, 110,000, and 51,000 shares, respectively, of nonvested performance-contingent restricted stock were excluded from the calculation of diluted earnings per share.

(Thousands, Except Per Share Amounts)	2008	2007	2006
Basic EPS:
Income from Continuing Operations	$57,526	$45,744	$45,847

Weighted Average Shares Outstanding	21,657	21,455	21,247
Earnings Per Share of Common Stock from
Continuing Operations	$2.66	$2.13	$2.16

Diluted EPS:
Income from Continuing Operations	$57,526	$45,744	$45,847

Weighted Average Shares Outstanding	21,657	21,455	21,247
Dilutive Effect of Stock Options
and Restricted Stock/Units	106	48	39
Weighted Average Diluted Shares	21,763	21,503	21,286

Earnings Per Share of Common Stock from
Continuing Operations	$2.64	$2.12	$2.15

6.	COMMON STOCK AND PAID-IN CAPITAL

Total shares of common stock outstanding were 21.99 million and 21.65 million at September 30, 2008 and 2007, respectively.
Common stock and paid-in capital increased $11.5 million in fiscal year 2008. The issuance of 106,436 common shares under the Dividend Reinvestment and Stock Purchase Plan increased common stock and paid-in capital by $3.8 million. The remaining $7.7 million increase was primarily due to stock-based compensation costs and the issuance of 241,400 shares of common stock under the Equity Incentive Plan. Common stock and paid-in capital increased $9.2 million in fiscal year 2007. The issuance of 116,973 common shares issued under the Dividend Reinvestment and Stock Purchase Plan increased common stock and paid-in capital by $3.8 million. The remaining $5.4 million increase was primarily due to stock-based compensation costs and the issuance of 167,025 shares of common stock under the Equity Incentive Plan.

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
Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of September 30, 2008. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

7.	LACLEDE GAS REDEEMABLE PREFERRED STOCK

Laclede Gas preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Laclede Gas Board of Directors. The redemption price is equal to par of $25.00 per share.
During 2008, 6,400 shares of 5% Series B preferred stock were called to meet sinking fund requirements. During 2007, 6,351 shares of 5% Series B preferred stock were called to meet sinking fund requirements.
Any default in a sinking fund payment must be cured before Laclede Gas may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the next five years subsequent to September 30, 2008 are $0.2 million per year in 2009 through 2011, and none in 2012 and 2013.

8.	LONG-TERM DEBT

Maturities on long-term debt, including current portion, for the five fiscal years subsequent to
September 30, 2008 are as follows:

2009	—
2010	—
2011	$25 million
2012	—
2013	$25 million

On November 1, 2007, Laclede Gas paid at maturity $40 million principal amount of 7 1/2% First Mortgage Bonds. This maturity was funded through short-term borrowings.
On September 23, 2008, Laclede Gas issued $80 million of First Mortgage Bonds, due October 15, 2038, at an interest rate of 6.35%. The bonds are callable at par at the Utility’s option on or after October 15, 2013.
At September 30, 2008, Laclede Gas had fixed-rate long-term debt totaling $390 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.
Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of securities, $270 million of which remains available to Laclede Gas at this time. The Utility has authority from the MoPSC to issue up to $500 million in First Mortgage Bonds, unsecured debt, and equity securities, of which $412.4 million remained under this authorization as of September 30, 2008. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.

Substantially all of the utility plant of Laclede Gas is subject to the liens of its mortgage. The mortgage contains several restrictions on Laclede Gas’ ability to pay cash dividends on its common stock. These provisions are applicable regardless of whether the stock is publicly held or, as has been the case since the formation of Laclede Group, held solely by the Utility’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953, would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8 million plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953, to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2008 and 2007, the amount under the mortgage’s formula that was available to pay dividends was $273 million and $263 million, respectively. Thus, all of the Utility’s retained earnings were free from such restrictions as of those dates.
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

9.	NOTES PAYABLE AND CREDIT AGREEMENTS

Throughout fiscal year 2008, Laclede Gas had a line of credit in place of $320 million, which expires in December 2011. In November 2007, the Utility established a seasonal line of credit of $40 million, which expired in March 2008. Subsequent to the end of fiscal year 2008, Laclede Gas established a seasonal line of credit of $75 million, expiring in March 2009.
Laclede Gas issues commercial paper that is supported by the bank lines of credit. During fiscal year 2008, the Utility’s short-term borrowing requirements, which peaked at $328.8 million, were generally met by the sale of commercial paper. However, due to unfavorable terms in the commercial paper markets near the end of the fiscal year, Laclede Gas utilized its line of credit as a more economical source of short-term financing. Laclede Gas had $61.7 million in commercial paper and $154.2 million of bank line advances outstanding as of September 30, 2008, at a weighted average interest rate of 4.0% per annum, and $89.2 million of borrowings from Laclede Group. The Utility had $211.4 million of commercial paper outstanding as of September 30, 2007, at a weighted average interest rate of 5.5% per annum, and no borrowings from Laclede Group.
Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation, and amortization (EBITDA) to be at least 2.25 times interest expense. On September 30, 2008, total debt was 66% of total capitalization. For the fiscal year ended September 30, 2008, EBITDA was 3.97 times interest expense.
Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working-capital lines of credit, $40 million of which expires in August 2009 and $10 million of which expires in October 2009, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 55% on September 30, 2008. These lines were previously used to provide letters of credit on behalf of SM&P, and have been used to provide for seasonal funding needs of various other subsidiaries from time to time. Just prior to the SM&P sale, the letters of credit provided on behalf of SM&P totaled $2.8 million. Such letters have been released and extinguished. There were no borrowings under Laclede Group’s lines during the fiscal year.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments at September 30, 2008 and 2007 are as follows:

(Thousands)	Carrying Amount	Fair Value

2008:
Cash and cash equivalents	$14,899	$14,899
Marketable securities	10,059	10,059
Derivative instrument assets	57,210	57,210
Short-term debt	215,900	215,900
Long-term debt	389,181	356,421
Redeemable preferred stock, including current sinking fund requirements	627	431

2007:
Cash and cash equivalents	$52,746	$52,746
Marketable securities	9,196	9,196
Investment in unconsolidated affiliate trust	1,400	1,400
Derivative instrument assets	31,057	31,057
Short-term debt	211,400	211,400
Long-term debt, including current portion	349,122	356,964
Redeemable preferred stock, including current sinking fund requirements	787	756
Long-term debt to unconsolidated affiliate trust	46,400	46,400

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. Fair values of derivative instrument assets and marketable securities are valued using quoted market prices. Fair values of long-term debt, preferred stock, and long-term debt to unconsolidated affiliate trust are estimated based on market prices for similar issues.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the
Consolidated Balance Sheets at September 30 were as follows:

(Thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, September 30, 2006	$4,489	$(834)	$—	$3,655
Current-period change	(905)	231	—	(674)
Adoption of SFAS No. 158	—	603	(1,727)	(1,124)
Balance, September 30, 2007	3,584	—	(1,727)	1,857
Current-period change	2,643	—	(63)	2,580
Balance, September 30, 2008	$6,227	$—	$(1,790)	$4,437

12.	INCOME TAXES

The net provisions for income taxes from continuing operations charged during the years ended September 30, 2008, 2007, and 2006 are as follows:

(Thousands)	2008	2007	2006

Included in Statements of Consolidated Income:
Federal
Current	$17,584	$32,863	$(8,186)
Deferred	5,097	(13,454)	26,614
Investment tax credits	(227)	(237)	(241)
State and local
Current	2,743	5,427	(1,265)
Deferred	993	(2,453)	4,379
Total Income Tax Expense from Continuing Operations	$26,190	$22,146	$21,301

For the years ended September 30, 2008, 2007, and 2006, the Company recorded current income tax expense totaling $14.6 million, $2.9 million, and $2.2 million, respectively; and deferred income tax expense (benefit) totaling $(77,000), $(55,000), and $69,000, respectively, related to discontinued operations.
The effective income tax rate varied from the federal statutory income tax rate for continuing operations for each year due to the following:

	2008	2007	2006

Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal
income tax benefits	2.9	2.9	3.1
Certain expenses capitalized on books and
deducted on tax return	(3.5)	(4.1)	(3.1)
Taxes related to prior years	(1.0)	0.4	(1.5)
Other items – net	(2.1)	(1.6)	(1.8)
Effective income tax rate	31.3%	32.6%	31.7%

The significant items comprising the net deferred tax liability recognized in the Consolidated Balance Sheets as of September 30 are as follows:

(Thousands)	2008	2007

Deferred tax assets:
Reserves not currently deductible	$18,850	$18,364
Unamortized investment tax credits	2,495	2,644
Other	11,071	9,934
Total deferred tax assets	32,416	30,942

Deferred tax liabilities:
Relating to property	205,362	196,475
Pension and other postretirement benefits	29,732	31,262
Deferred gas costs	10,156	8,220
Other	21,596	21,379
Total deferred tax liabilities	266,846	257,336

Net deferred tax liability	234,430	226,394
Net deferred tax liability – current	(11,669)	(2,644)
Net deferred tax liability – non-current	$222,761	$223,750

The Company adopted the provisions of FIN 48, as of October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. Pursuant to FIN 48, the Company may recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Unrecognized tax benefits, accrued interest payable, and accrued penalties payable are included in the Other line of the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheets.
Upon adoption of FIN 48, the Company recognized a reduction to beginning retained earnings as a cumulative-effect adjustment totaling $1.1 million, reclassified $2.5 million of income tax liabilities from current to non-current liabilities, and increased its liabilities for accrued interest and penalties (net of income tax benefit) to $1.5 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Thousands)

Balance as of October 1, 2007	$2,134
Decreases related to prior year tax positions	(270)
Increases related to current year tax positions	419
Settlements with taxing authorities	(986)
Reductions due to lapse of applicable statute of limitations	(264)
Balance at September 30, 2008	$1,033

The entire amount of unrecognized tax benefits at September 30, 2008, if recognized, would affect the Company’s effective tax rate. The Company does not expect any significant change related to any of the above unrecognized tax positions within the next twelve months.
Interest accrued associated with the Company’s uncertain tax positions as of September 30, 2008 was immaterial and no penalties were accrued as of that date. During fiscal year 2008, the Company reversed $0.8 million of accrued interest expense and $0.9 million of accrued penalties in the Consolidated Statement of Income.
The Company is subject to U.S. federal income tax as well as income tax of state and local jurisdictions. The Company is no longer subject to examination for fiscal years prior to 2005. The federal statute of limitations remains open until June 15, 2009 and 2010 for fiscal years 2005 and 2006, respectively. However, during fiscal 2008, the Company effectively settled with the Internal Revenue Service for those periods. Completion of the audit represented an event requiring the Company to re-evaluate its uncertain tax positions. Also, during fiscal 2008, the statute of limitations for the Company’s fiscal year 2004 expired.

13.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

(Thousands)	2008	2007	2006

Allowance for funds used during construction	$(72)	$(17)	$(45)
Interest income	4,221	5,703	5,560
Other income	1,323	1,190	887
Other income deductions	(3,591)	(63)	(894)
Other Income and (Income Deductions) – Net	$1,881	$6,813	$5,508

The decrease in Other Income and (Income Deductions) – Net in fiscal year 2008 compared with the prior years is primarily due to higher investment losses, a loss on the redemption of long-term debt (primarily unamortized issuance costs), lower income associated with carrying costs applied to under-recoveries of gas costs, and an increase in charitable donations. These factors were partially offset by a reversal of tax-related expenses and additional proceeds related to the Company’s interest, as a policyholder, in the sale of a mutual insurance company in fiscal year 2008. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

14.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten other counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the FERC as well as non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also includes Laclede Gas’ non-regulated merchandise sales business. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71. Those types of transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and sales of propane and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment Revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns respectively.
Previously, SM&P fully comprised the Non-Regulated Services segment and its financial information was presented separately. As discussed in Note 2, Discontinued Operations, the Company sold SM&P on March 31, 2008. Accordingly, financial information for this segment has been reclassified and reported as discontinued operations in the Consolidated Financial Statements. Under generally accepted accounting principles, general corporate overhead expenses may not be reported in discontinued operations. Amounts of such expenses that were previously reported by SM&P but that are required to be reported in continuing operations are reflected in the Unallocated & Eliminations column of the table below. Prior periods reported in the table below have been reclassified to conform to the current-period presentation of segment information. As such, the Non-Regulated Services segment is no longer reported.

		Non-
	Regulated	Regulated			Unallocated
	Gas	Gas			&
(Thousands)	Distribution	Marketing	Other		Eliminations	Consolidated

FISCAL 2008
Revenues from external
customers	$1,126,826	$1,067,257	$3,803		$—	$2,197,886
Intersegment revenues	1,461	8,588	1,038		—	11,087
Total Operating Revenues	1,128,287	1,075,845	4,841		—	2,208,973
Depreciation & amortization	35,303	—	—	*	—	35,303
Interest income	2,133	1,531	2,762		(2,205)	4,221
Interest charges	30,214	(614)	2,222		(2,345)	29,477
Income tax expense (benefit)	15,244	11,404	(291)		(167)	26,190
Income (loss) from continuing
operations	39,139	19,258	(607)		(264)	57,526
Total assets of continuing
operations	1,624,041	182,750	138,982		(173,118)	1,772,655
Capital expenditures	55,304	41	25		1,251	56,621

FISCAL 2007
Revenues from external
customers	$1,093,372	$669,464	$4,565		$—	$1,767,401
Intersegment revenues	38,182	49,240	1,038		—	88,460
Total Operating Revenues	1,131,554	718,704	5,603		—	1,855,861
Depreciation & amortization	34,080	—	—	*	—	34,080
Interest income	3,499	1,796	2,265		(1,857)	5,703
Interest charges	33,603	—	2,105		(1,774)	33,934
Income tax expense	13,853	8,204	561		(472)	22,146
Income (loss) from continuing
operations	32,133	13,334	1,024		(747)	45,744
Total assets of continuing
operations	1,429,415	115,246	84,953		(61,818)	1,567,796
Capital expenditures	56,434	—	57		2,379	58,870

FISCAL 2006
Revenues from external
customers	$1,119,919	$640,419	$3,382		$—	$1,763,720
Intersegment revenues	21,092	49,153	1,063		—	71,308
Total Operating Revenues	1,141,011	689,572	4,445		—	1,835,028
Depreciation & amortization	30,904	—	—	*	—	30,904
Interest income	4,146	794	1,566		(946)	5,560
Interest charges	32,565	94	1,206		(981)	32,884
Income tax expense (benefit)	10,636	10,762	397		(494)	21,301
Income (loss) from continuing
operations	28,839	17,094	698		(784)	45,847
Total assets of continuing
operations	1,383,703	86,891	86,736		(63,523)	1,493,807
Capital expenditures	57,925	—	630		4,861	63,416

*		Depreciation & amortization for Other is included in the Other Operating Expenses on the Statements of Consolidated Income ($0.3 million per year for fiscal years 2008, 2007, and 2006).

15.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas estimates fiscal year 2009 utility capital expenditures at approximately $59 million. Fiscal year 2009 capital expenditures for non-regulated subsidiaries are estimated at approximately $1 million. There are no material contractual commitments at September 30, 2008 related to these estimated capital expenditures.
Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2008 are estimated at approximately $2.1 billion. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas estimates that it will pay approximately $95 million annually, at present rate levels, for fixed charges related to these or other contracts that are expected to be in place for the upcoming year for the reservation of gas supplies and pipeline transmission and storage capacity. The Utility recovers these costs from customers in accordance with the PGA Clause.
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

Leases and Guarantees

The lease agreement covering the headquarters office space of Laclede Gas extends through February 2010 with options to renew for up to 10 additional years. The aggregate rental expense for fiscal years 2008, 2007, and 2006 was $891,000, $882,000, and $874,000, respectively. The annual minimum rental payment for fiscal year 2009 is anticipated to be approximately $900,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal year 2010. Laclede Gas has other relatively minor rental arrangements that provide for minimum rental payments. Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $3.7 million in fiscal year 2009, $2.7 million in fiscal year 2010, $1.7 million in fiscal year 2011, $0.8 million in fiscal year 2012, and $0.2 million in fiscal year 2013.
Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At September 30, 2008, the maximum guarantees under these leases are $1.8 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At September 30, 2008, the carrying value of the liability recognized for these guarantees was $0.3 million.
SM&P has several operating leases for vehicles used in its business. Laclede Group previously had parental guarantees of certain of those vehicle leases but was released from those guarantees on or before March 31, 2008, concurrent with the sale of SM&P.
Laclede Group had guarantees totaling $57.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of September 30, 2008. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $10.0 million bringing the total to $67.5 million in guarantees outstanding at November 20, 2008. No amounts have been recorded for these guarantees in the financial statements.
A consolidated subsidiary is a general partner in an unconsolidated partnership that invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $2.2 million incurred in connection with various real estate ventures. Laclede Group has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Laclede Group further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.

Contingencies and Indemnifications

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
As with other companies, Laclede Gas faces the risk of environmental liabilities. In the natural gas industry, these are typically associated with sites formerly owned or operated by gas distribution companies like Laclede Gas and/or its predecessor companies at which manufactured gas operations took place. At this time, Laclede Gas has identified three former manufactured gas plant (MGP) sites: one in Shrewsbury and two in the City of St. Louis.
With regard to the former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators agreed upon certain remedial actions to a portion of the site in a 1999 Administrative Order on Consent (AOC), which actions have been completed. On September 22, 2008, EPA Region VII issued a letter of Termination and Satisfaction terminating the AOC. However, if after termination of the AOC, regulators require additional remedial actions, or additional claims are asserted, Laclede Gas may incur additional costs.
The site in the City of St. Louis, which is currently owned by the City, has been enrolled in the Missouri Voluntary Cleanup Program (VCP). The VCP provides potential opportunities to minimize the cost of site cleanup while maximizing possibilities for site development. The City has selected a developer with whom it is negotiating a final site development contract. Previously, Laclede Gas requested that other former site owners and operators share costs relative to any remedial actions required, one of whom is participating. No significant costs relative to this site have been incurred in recent years.
The third former MGP site, also located in the City, is not currently and has not been owned by Laclede Gas for many years. At this time, it is not known whether Laclede Gas will incur any costs in connection with environmental investigations of or remediation at the site, and if it does incur any such costs, what the amount of those costs would be.
Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the three MGP sites identified above. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to discuss potential reimbursements with them, with one insurer making a settlement payment in exchange for a release of claims in June 2007. The Utility’s outside consultant completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from each insurer to the Utility of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor, and remediate these MGP sites from $5.8 million to $36.3 million based upon then currently available facts, technology, and laws and regulations. The actual costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay, and any insurance recoveries. Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable.
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
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. Laclede Gas believes that the remaining $1.7 million of the MoPSC Staff’s proposed disallowance lacks merit and is vigorously opposing the adjustment in proceedings before the MoPSC.
On December 31, 2007, the MoPSC Staff proposed a disallowance of $2.8 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2006. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC. In addition, the MoPSC’s Staff raised questions regarding whether certain sales and capacity release transactions subject to the FERC’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. Subsequently, as a result of the internal review, the Company has provided the FERC Staff with a report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On July 23, 2008, the FERC Staff requested additional information which the Company provided on August 22, 2008 and September 2, 2008.

As reported in Note 2, Discontinued Operations, during the quarter ended March 31, 2008, the Company sold 100% of its interest in its wholly-owned subsidiary SM&P. The sales agreement (Agreement) includes representations and warranties customary for such transactions, including, among others, representations and warranties of the parties as to brokers’ fees; of SM&P as to its financial status, contracts, title to and condition of personal and real property, taxes, legal compliance, environmental matters, employee benefits, and intellectual property. The Agreement also includes customary indemnification provisions under which Laclede’s aggregate indemnification obligations are limited to a maximum of $7.0 million for most claims. Obligations subject to this maximum apply only in the event claims exceed a stated deductible, both individually and in the aggregate. However, this maximum limitation and deductible do not apply to obligations associated with taxes, employee benefits, title to personal property, and certain other fundamental representations and warranties. A maximum potential future payment amount cannot be estimated for these obligations. The terms of the indemnifications in the Agreement are generally dependent upon the statute of limitations applicable to the particular representations and warranties made by the Company, although certain representations and warranties have an indefinite life under the Agreement. As of September 30, 2008, the carrying amount of the liability recognized for these indemnification obligations was $0.2 million, based on the Company’s assessment of risk.
Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

16.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

In the opinion of Laclede Group, the quarterly information presented below for fiscal years 2008 and 2007 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

(Thousands, Except Per Share Amounts)
Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

2008
Total Operating Revenues	$503,990	$747,706	$505,488	$451,789
Operating income	40,177	51,883	19,259	28
Income (Loss) from Continuing Operations	21,536	30,060	9,101	(3,171)
Income (Loss) from Discontinued Operations	(633)	21,294	158	(423)
Net Income (Loss)	20,903	51,354	9,259	(3,594)
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations	$1.00	$1.39	$0.42	$(0.14)
Income (Loss) from Discontinued Operations	(0.03)	0.99	0.01	(0.02)
Net Income (Loss)	$0.97	$2.38	$0.43	$(0.16)
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations	$1.00	$1.39	$0.41	$(0.14)
Income (Loss) from Discontinued Operations	(0.03)	0.98	0.01	(0.02)
Net Income (Loss)	$0.97	$2.37	$0.42	$(0.16)

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

2007
Total Operating Revenues	$503,132	$670,700	$406,220	$275,809
Operating income	36,032	45,017	13,155	850
Income (Loss) from Continuing Operations	19,408	24,009	4,763	(2,436)
Income (Loss) from Discontinued Operations	(321)	(3,190)	4,499	3,039
Net Income	19,087	20,819	9,262	603
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations	$0.91	$1.12	$0.22	$(0.11)
Income (Loss) from Discontinued Operations	(0.02)	(0.15)	0.21	0.14
Net Income	$0.89	$0.97	$0.43	$0.03
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations	$0.91	$1.12	$0.22	$(0.11)
Income (Loss) from Discontinued Operations	(0.02)	(0.15)	0.21	0.14
Net Income	$0.89	$0.97	$0.43	$0.03

Prior period interim financial information has been reclassified to conform to the current-year presentation as a result of the sale of SM&P on March 31, 2008. Income from discontinued operations for the quarter ended March 31, 2008 included after-tax earnings of $25.8 million attributable to the gain on the sale of SM&P, net of associated costs of disposal.

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
The Management Report on Internal Control over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included under Item 8, pages 38 through 40.

Item 9B. Other Information

On November 20, 2008, the Board of Directors of Laclede Gas approved the sale of 1,161 shares of Laclede Gas’ common stock to Laclede Group. The proceeds from the sale, totaling $40.0 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.
On November 20, 2008, Laclede Group executed an amendment to its $40 million line of credit with U.S. Bank National Association to provide that it would not contribute proceeds to the Utility from any loans under that line of credit until credit commitments under Laclede Gas’ 120-day line of credit, under which U.S. Bank serves as agent and that expires on March 16, 2009, have been fully advanced.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:
•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement dated December 22, 2008 (2008 proxy statement);
•	our executive officers is reported in Part I of this Form 10-K;
•
compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion in our 2008 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”;

•	Financial Code of Ethics is posted on our website, www.thelacledegroup.com, in the Investor Services section under Governance Documents; and,
•
our audit committee, our audit committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2008 proxy statement under the heading “Corporate Governance.”

In addition to our Financial Code of Ethics, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our audit, compensation and corporate governance committees are available on our website, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2008 proxy statement under the headings: “Directors’ Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation.” The 2008 proxy statement also includes the “Compensation Committee Report,” which is deemed furnished and not filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our 2008 proxy statement under “Beneficial Ownership of Laclede Group Common Stock” and equity compensation plan information is incorporated by reference from the discussion in our 2008 proxy statement under “Other Matters.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:
•	our policy and procedures for related party transactions and
•	the independence of our directors
is included in our 2008 proxy statement under “Corporate Governance” and is incorporated by reference. There were no related party transactions in fiscal year 2008.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2008 proxy statement under “Fees of Independent Registered Public Accountant” and “Corporate Governance,” respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules
2008 10-K Page
(a)	1.	Financial Statements:

The Laclede Group, Inc.:
See Item 8. Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

Laclede Gas Company:
For Years Ended September 30, 2008, 2007, and 2006:
		Statements of Income	Ex. 99.1, p. 18
		Statements of Comprehensive Income	Ex. 99.1, p. 19
		Statements of Common Shareholder’s Equity	Ex. 99.1, p. 23
		Statements of Cash Flows	Ex. 99.1, p. 24
As of September 30, 2008 & 2007:
		Balance Sheets	Ex. 99.1, pp. 20-21
		Statements of Capitalization	Ex. 99.1, p. 22
		Notes to Financial Statements	Ex. 99.1, pp. 25-47
		Management Report on Internal Control over Financial Reporting	Ex. 99.1, p. 15
		Reports of Independent Registered Public Accounting Firm	Ex. 99.1, p. 16-17

	2.	Supplemental Schedules

		II – Reserves – The Laclede Group, Inc.	87
		II – Reserves – Laclede Gas Company	88

Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

	3.	Exhibits

Incorporated herein by reference to Index to Exhibits, page 89.

Item 15(a)(3) See the marked exhibits in the Index to Exhibits, page 89.

(b)		Incorporated herein by reference to Index to Exhibits, page 89.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LACLEDE GROUP, INC.

November 20, 2008	By /s/	Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/20/08	/s/	Douglas H. Yaeger	Chairman of the Board,
		Douglas H. Yaeger	President and Chief Executive Officer
(Principal Executive Officer)

11/20/08	/s/	Mark D. Waltermire	Chief Financial Officer
		Mark D. Waltermire	(Principal Financial and
Accounting Officer)

11/20/08	/s/	Arnold W. Donald	Director
Arnold W. Donald

11/20/08	/s/	Edward L. Glotzbach	Director
Edward L. Glotzbach

11/20/08	/s/	Anthony V. Leness	Director
Anthony V. Leness

11/20/08	/s/	W. Stephen Maritz	Director
W. Stephen Maritz

11/20/08	/s/	William E. Nasser	Director
William E. Nasser

11/20/08	/s/	Brenda D. Newberry	Director
Brenda D. Newberry

11/20/08	/s/	John P. Stupp, Jr.	Director
John P. Stupp, Jr.

11/20/08	/s/	MaryAnn Van Lokeren	Director
MaryAnn Van Lokeren

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LACLEDE GAS COMPANY

November 20, 2008	By /s/	Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/20/08	/s/	Douglas H. Yaeger	Chairman of the Board,
		Douglas H. Yaeger	President and Chief Executive Officer
(Principal Executive Officer)

11/20/08	/s/	Mark D. Waltermire	Director, Senior Vice President
		Mark D. Waltermire	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

11/20/08	/s/	Kenneth J. Neises	Director, Executive Vice President
Kenneth J. Neises

11/20/08	/s/	Michael R. Spotanski	Director, Senior Vice President
		Michael R. Spotanski	Operations and Marketing

SCHEDULE II
THE LACLEDE GROUP, INC. AND SUBSIDIARY COMPANIES
RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007, AND 2006

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2008:
DOUBTFUL ACCOUNTS	$11,268	$13,100	$9,850	(a)	$21,594	(b)(d)	$12,624
MISCELLANEOUS:
Injuries and
property damage	$10,765	$7,263	$—		$15,216	(c)(d)	$2,812
Deferred compensation	10,949	1,446	—		1,231		11,164
Group medical claims
incurred but not reported	2,571	15,777	—		16,848	(c)(d)	1,500
TOTAL	$24,285	$24,486	$—		$33,295		$15,476

YEAR ENDED
SEPTEMBER 30, 2007:
DOUBTFUL ACCOUNTS	$13,105	$9,537	$9,313	(a)	$20,687	(b)	$11,268
MISCELLANEOUS:
Injuries and
property damage	$11,342	$12,948	$—		$13,525	(c)	$10,765
Deferred compensation	10,516	1,399	—		966		10,949
Group medical claims
incurred but not reported	1,940	18,801	—		18,170	(c)	2,571
TOTAL	$23,798	$33,148	$—		$32,661		$24,285

YEAR ENDED
SEPTEMBER 30, 2006:
DOUBTFUL ACCOUNTS	$11,813	$12,077	$7,985	(a)	$18,770	(b)	$13,105
MISCELLANEOUS:
Injuries and
property damage	$10,544	$20,806	$—		$20,008	(c)	$11,342
Deferred compensation	9,595	1,802	—		881		10,516
Group medical claims
incurred but not reported	2,531	13,760	—		14,351	(c)	1,940
TOTAL	$22,670	$36,368	$—		$35,240		$23,798

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.
(d)	Deductions include write-off of SM&P reserve balances at March 31, 2008 due to the sale of the subsidiary.

SCHEDULE II
LACLEDE GAS COMPANY
RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007, AND 2006

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2008:
DOUBTFUL ACCOUNTS	$10,961	$13,034	$9,850	(a)	$21,369	(b)	$12,476
MISCELLANEOUS:
Injuries and
property damage	$3,128	$1,715	$—		$2,031	(c)	$2,812
Deferred compensation	10,949	1,446	—		1,231		11,164
Group medical claims
incurred but not reported	1,150	12,192	—		11,842	(c)	1,500
TOTAL	$15,227	$15,353	$—		$15,104		$15,476

YEAR ENDED
SEPTEMBER 30, 2007:
DOUBTFUL ACCOUNTS	$12,798	$9,550	$9,313	(a)	$20,700	(b)	$10,961
MISCELLANEOUS:
Injuries and
property damage	$4,124	$1,473	$—		$2,469	(c)	$3,128
Deferred compensation	10,516	1,399	—		966		10,949
Group medical claims
incurred but not reported	800	11,909	—		11,559	(c)	1,150
TOTAL	$15,440	$14,781	$—		$14,994		$15,227

YEAR ENDED
SEPTEMBER 30, 2006:
DOUBTFUL ACCOUNTS	$11,442	$12,141	$7,985	(a)	$18,770	(b)	$12,798
MISCELLANEOUS:
Injuries and
property damage	$4,553	$2,817	$—		$3,246	(c)	$4,124
Deferred compensation	9,595	1,802	—		881		10,516
Group medical claims
incurred but not reported	1,500	8,625	—		9,325	(c)	800
TOTAL	$15,648	$13,244	$—		$13,452		$15,440

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.

INDEX TO EXHIBITS

Exhibit
No.

2.01*	-	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company’s registration statement on Form S-4, No. 333-48794.
3.01(i)*	-	Laclede’s Restated Articles of Incorporation effective March 18, 2002; filed as Exhibit 3.3 to Form 8-K filed May 29, 2002.
3.01(ii)*	-	Bylaws of Laclede effective January 18, 2002; filed as Exhibit 3.4 to Laclede’s Form 8-K filed May 29, 2002.
3.02(i)*	-	The Company’s Articles of Incorporation, as amended; filed as Exhibit 3.1 to the Company’s Form 8-K filed January 26, 2006.
3.02(ii)*	-	The Company’s Bylaws, as amended; filed as Exhibit 3.2 to the Company’s Form 8-K filed January 26, 2006.
4.01*	-	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	-	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed on June 26, 1979 as Exhibit b-4 to registration statement No. 2-64857.
4.03*	-	Twenty-Second Supplemental Indenture dated as of November 15, 1995; filed on December 8, 1995 as Exhibit 4.01 to Laclede’s Form 8-K.
4.04*	-	Twenty-Third Supplemental Indenture dated as of October 15, 1997; filed on November 6, 1997 as Exhibit 4.01 to Laclede’s Form 8-K.
4.05*	-	Twenty-Fourth Supplemental Indenture dated as of June 1, 1999; filed on June 4, 1999 as Exhibit 4.01 to Laclede’s Form 8-K.
4.06*	-	Twenty-Fifth Supplemental Indenture dated as of September 15, 2000; filed on September 27, 2000 as Exhibit 4.01 to Laclede’s Form 8-K.
4.07*	-	Twenty-Seventh Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.01 to Laclede’s Form 8-K.
4.08*	-	Twenty-Eighth Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.02 to Laclede’s Form 8-K.
4.09*	-	Twenty-Ninth Supplemental Indenture dated as of June 1, 2006; filed on June 9, 2006, as Exhibit 4.1 to Laclede’s Form 8-K
4.10*	-	Thirtieth Supplemental Indenture dated as of September 15, 2008; filed on September 23, 2008 as Exhibit 4.1 to Laclede’s Form 8-K.
4.11*	-
Laclede Gas Company Board of Directors’ Resolution dated August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated Executive Officers; filed as Exhibit 4.12 to the Company’s 1991 10-K.

4.11a*	-
Company Board of Directors’ Resolutions dated March 27, 2003, updating authority delegated pursuant to August 28, 1986 Laclede Gas Company resolutions; filed as Exhibit 4.19(a) to the Company’s Form 10-K for the year ended September 30, 2003.

4.12*	-	Rights Agreement dated as of October 1, 2001; filed as Exhibit 4 to the Company’s Form 8-A on September 6, 2001.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822; the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

10.01*	-	Laclede Incentive Compensation Plan, as amended; filed as Exhibit 10.03 to the Company’s 1989 10-K.
10.01a*	-	Amendment adopted by the Board of Directors on July 26, 1990 to the Incentive Compensation Plan; filed as Exhibit 10.02a to the Company’s 1990 10-K.
10.01b*	-	Amendments adopted by the Board of Directors on August 23, 1990 to the Incentive Compensation Plan; filed as Exhibit 10.02b to the Company’s 1990 10-K.
10.01c*	-	Amendments to Laclede’s Incentive Compensation Plan, effective January 26, 1995; filed as Exhibit 10.3 to the Company’s 10-Q for the fiscal quarter ended March 31, 1995.
10.02*	-	Senior Officers’ Life Insurance Program of Laclede, as amended; filed as Exhibit 10.03 to the Company’s 1990 10-K.
10.02a*	-
Certified copy of resolutions of Laclede’s Board of Directors adopted on June 27, 1991 amending the Senior Officers’ Life Insurance Program; filed as Exhibit 10.01 to the Company’s 10-Q for the fiscal quarter ended June 30, 1991.

10.02b*	-
Certified copy of resolutions of Laclede’s Board of Directors adopted on January 28, 1993 amending the Senior Officers’ Life Insurance Program; filed as Exhibit 10.03 to the Company’s 10-Q for the fiscal quarter ended March 31, 1993.

10.03*	-	Laclede Gas Company Supplemental Retirement Benefit Plan, as amended and restated effective July 25, 1991; filed as Exhibit 10.05 to the Company’s 1991 10-K.
10.04*	-
Amended and Restated Storage Service Agreement For Rate Schedule FSS, Contract #3147 between Centerpoint Energy-Mississippi River Transmission Corporation (MRT) and Laclede dated March 18, 2008; filed as Exhibit 10.5 to the Company’s 10-Q for the fiscal quarter ended March 31, 2008.

10.04a*	-
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3310 between Laclede and MRT dated March 18, 2008; filed as Exhibit 10.6 to the Company’s 10-Q for the fiscal quarter ended March 31, 2008.

10.04b*	-
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3311, between Laclede and MRT dated March 18, 2008; filed as Exhibit 10.7 to the Company’s 10-Q for the fiscal quarter ended March 31, 2008.

10.05*	-	Amendment and Restatement of Retirement Plan for Non-Employee Directors as of November 1, 2002; filed as Exhibit 10.08c to the Company’s 10-K for the fiscal year ended September 30, 2002.
10.05a*	-	Amendment to Terms of Retirement Plan for Non-Employee Directors as of October 1, 2004; filed as Exhibit 10.w to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822; the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

10.06*	-
Salient Features of the Laclede Gas Company Deferred Income Plan for Directors and Selected Executives, including amendments adopted by the Board of Directors on July 26, 1990; filed as Exhibit 10.12 to the Company’s 1991 10-K.

10.06a*	-	Amendment to Laclede’s Deferred Income Plan for Directors and Selected Executives, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.12a to the Company’s 1992 10-K.
10.07*	-	Form of Indemnification Agreement between Laclede and its Directors and Officers; filed as Exhibit 10.13 to the Company’s 1990 10-K.
10.08*	-
Laclede Gas Company Management Continuity Protection Plan, as amended, effective at the close of business on January 27, 1994, by the Board of Directors; filed as Exhibit 10.1 to the Company’s 10-Q for the fiscal quarter ended March 31, 1994.

10.09*	-	2002 Restricted Stock Plan for Non-Employee Directors as of November 1, 2002; filed as Exhibit 10.12d to the Company’s Form 10-K for the fiscal year ended September 30, 2002.
10.09a*	-	Amendment to the 2002 Restricted Stock Plan for Non-Employee Directors as of October 1, 2004; filed as Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004.
10.09b*	-	Amendment to Restricted Stock Plan for Non-Employee Directors as of January 1, 2006; filed as Exhibit 10.2 to the Company’s Form 8-K filed November 1, 2005.
10.09c*	-	Restricted Stock Plan for Non-employee Directors Amendment effective January 1, 2007; filed as Exhibit 10.1 to the Company’s Form 8-K filed November 2, 2006.
10.09d	-	Amendment to Restricted Stock Plan for Non-Employee Directors effective January 1, 2008.
10.10*	-
Salient Features of the Laclede Gas Company Deferred Income Plan II for Directors and Selected Executives adopted by the Board of Directors on September 23, 1993; filed as Exhibit 10.17 to the Company’s 1993 10-K.

10.11*	-	Amended and Restated Revolving Credit Agreement between the Company and U.S. Bank National Association dated August 4, 2005; filed as Exhibit 10.1 to the Company’s 8-K filed August 5, 2005.
10.11a*	-
First Amendment to Amended and Restated Revolving Credit Agreement between the Company and U.S. Bank National Association dated March 31, 2008; filed as Exhibit 10.8 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2008.

10.11b*	-
Second Amendment to Amended and Restated Revolving Credit Agreement between the Company and U.S. Bank National Association executed on August 1, 2008; filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2008.

10.11c	-	Third Amendment to Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated November 21, 2008.

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

10.12a*	-	Amendment to loan agreement in Exhibit 10.12, dated December 23, 2005; filed as Exhibit 10.1 to Laclede’s Form 8-K filed December 23, 2005.
10.12b*	-
Second amendment dated February 8, 2008 to syndicated loan agreement of Laclede Gas Company dated September 10, 2004 and first amended December 23, 2005; filed as Exhibit 10.1 to Laclede’s Form 10-Q for the fiscal quarter ended March 31, 2008.

10.13*	-
Stock Purchase Agreement between the Company and Stripe Acquisition, Inc. dated February 15, 2008 for the sale of SM&P Utility Resources, Inc.; filed as Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2008.

10.14*	-	The Laclede Group, Inc. 2002 Equity Incentive Plan; filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended September 30, 2002.
10.14a*	-	Form of Non-Qualified Stock Option Award Agreement with Mandatory Retirement Provisions; filed as Exhibit 10.1 to the Company’s Form 8-K filed November 5, 2004.
10.14b*	-	Form of Non-Qualified Stock Option Award Agreement without Mandatory Retirement Provisions; filed as Exhibit 10.2 to the Company’s Form 8-K filed November 5, 2004.
10.14c*	-	Form of Restricted Stock Award Agreement; filed as Exhibit 10.17 to the Company’s 10-Q for the fiscal quarter ended March 31, 2004.
10.14d*	-	Form of Performance – Contingent Restricted Stock Award Agreement; filed as Exhibit 10.3 to the Company’s Form 8-K filed November 1, 2005.
10.14e*	-	Form of Performance – Contingent Restricted Stock Award Agreement; filed as Exhibit 10.2 to the Company’s Form 8-K filed November 2, 2006.
10.15*	-	Lease between Laclede Gas Company, as Lessee and First National Bank in St. Louis, Trustee, as Lessor; filed as Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended September 30, 2002.
10.16*	-
Automated Meter Reading Services Agreement executed March 11, 2005; filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2005. Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.17*	-	Stock Ownership Guidelines and Holding Requirements; filed as Exhibit 10.1 to the Company’s Form 8-K filed November 1, 2005.
10.18*	-	The Laclede Group, Inc. Annual Incentive Plan; filed as Appendix 4 to the Company’s proxy statement filed December 19, 2005.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822; the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

10.19*	-	The Laclede Group, Inc. 2006 Equity Incentive Plan; filed as Appendix 5 to the Company’s proxy statement, filed December 19, 2005.
10.19a*	-	Form of Restricted Stock Award Agreement; filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2007.
10.19b*	-
Form of Performance Contingent Restricted Stock Award Agreement for all participants except the Chief Executive Officer and the Executive Vice President-Energy and Administrative Services; filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2007.

10.19c*	-	Forms of Performance Contingent Restricted Stock Award Agreements for Chief Executive Officer; filed as Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2007.
10.19d*	-
Form of Performance Contingent Restricted Stock Award Agreement for Executive Vice President-Energy and Administrative Services; filed as Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2007.

10.19e*	-	Restricted Stock Unit Award Agreement with Douglas H. Yaeger dated February 14, 2008; filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2008.
10.20*	-	Supplemental Pension Agreement between Laclede Gas Company and Kenneth J. Neises dated March 7, 2008; filed as Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2008.
12	-	Ratio of Earnings to Fixed Charges.
21	-	Subsidiaries of the Registrant.
23	-	Consents of Independent Registered Public Accounting Firm.
31	-	Certificates under Rule 13a-14(a) of the CEO and CFO of The Laclede Group, Inc. and Laclede Gas Company.
32	-	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of The Laclede Group, Inc. and Laclede Gas Company.
99.1	-
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