Form 10-K
period 2009-09-30
LACLEDE GROUP INC
filed 2009-11-20
CIK 1126956

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended September 30, 2009

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number	Registrant	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc.	Missouri	74-2976504
1-1822	Laclede Gas Company	Missouri	43-0368139

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

has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

The Laclede Group, Inc.:	Yes	[ ]	No	[ ]

Laclede Gas Company:	Yes	[ ]	No	[ ]

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
amounted to $806,025,946 as of March 31, 2009.

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	November 19, 2009
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	22,250,225
Laclede Gas Company:	Common Stock ($1.00 Par Value)	11,634*

*  100% owned by The Laclede Group, Inc.

Document Incorporated by Reference:
    Portions of Proxy Statement dated December 18, 2009 — Part III
Index to Exhibits is found on page 92.

This combined Form 10-K is separately filed by The Laclede Group, Inc. and Laclede Gas Company. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Note: Laclede Gas Company Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements, Notes to Financial Statements, Management Report on Internal Control Over Financial Reporting, and Reports of Independent Registered Public Accounting Firm are included as Exhibit 99.1.

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
•
volatility in gas prices, particularly sudden and sustained changes in natural gas prices, including the related impact on margin deposits associated with the use of natural gas derivative instruments;

•	the impact of higher natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability; particularly those changes that impact supply for and access to our market area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	regulatory assets
	•	franchise renewals
	•	environmental or safety matters
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
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

Item 1. Business

Overview

The Laclede Group, Inc. (Laclede Group or the Company) is a public utility holding company formed through a corporate restructuring that became effective October 1, 2001. Laclede Group is committed to providing reliable natural gas service through its regulated core utility operations while engaging in non-regulated activities that provide sustainable growth. All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment includes Laclede Gas Company (Laclede Gas or the Utility), Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas is the largest natural gas distribution utility in Missouri, serving approximately 630,000 residential, commercial, and industrial customers in the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes Laclede Energy Resources, Inc. (LER), a wholly-owned subsidiary engaged in the marketing of natural gas and related activities on a non-regulated basis. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas'

traditional service territory, including large retail and wholesale customers. As such, LER’s operations and customer base are subject to fluctuations in market conditions. Other subsidiaries provide less than 10% of consolidated revenues. As of September 30, 2009, Laclede Group had 1,762 employees, including 13 part-time employees.

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary SM&P Utility Resources, Inc. (SM&P) to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P was an underground facilities locating and marking business that formerly comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. In accordance with generally accepted accounting principles, the results of operations for SM&P are reported as discontinued operations in the Statements of Consolidated Income.

Operating Revenues (from continuing operations) contributed by each segment for the last three fiscal years are presented below. For more detailed financial information regarding the segments, see Note 16 of the Notes to Consolidated Financial Statements.

(Thousands)	2009	2008	2007
Regulated Gas Distribution	$1,053,993	$1,128,287	$1,131,554
Non-Regulated Gas Marketing	836,865	1,075,845	718,704
Other	4,340	4,841	5,603
Total Operating Revenues	$1,895,198	$2,208,973	$1,855,861

The consolidated financial statements included in this report present the consolidated financial position, results of operations, and cash flows of Laclede Group. The financial statements, notes to financial statements, and management’s discussion and analysis for Laclede Gas are included in this report as Exhibit 99.1.

The following chart illustrates the organization structure of The Laclede Group, Inc. at September 30, 2009:

Organization Structure

The Laclede Group, Inc.

Laclede Gas Company	Laclede Investment LLC		Laclede Development Company	Laclede Pipeline Company

	Laclede Energy Resources, Inc.		Laclede Venture Corp.

Laclede Gas Family Services, Inc.

Laclede Group common stock is listed on The New York Stock Exchange and trades under the ticker symbol “LG.”

During fiscal year 2009, Laclede Group issued 47,037 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and 127,610 shares of common stock (including 73,485 shares of restricted stock) under its Equity Incentive Plan. During fiscal year 2008, Laclede Group issued 106,436 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and 241,400 shares of common stock (including 62,650 shares of restricted stock) under its Equity Incentive Plan.

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

In fiscal year 2009, Laclede Gas purchased natural gas from 26 different suppliers to meet current gas sales and storage injection requirements. In addition to working with major producers, the Utility has entered into agreements with suppliers that are taking advantage of improved drilling techniques and advancing technologies, which allow Laclede Gas to be flexible in meeting the needs of its customers. Natural gas purchased by Laclede Gas for delivery to our utility service area through the Mississippi River Transmission Corporation (MRT) system totaled 60.2 billion cubic feet (Bcf). The Utility also holds firm transportation on several other interstate pipeline systems that provide access to gas supplies upstream of MRT. In addition to deliveries from MRT, 10.0 Bcf of gas was purchased on the Panhandle Eastern Pipe Line Company system, and 10.8 Bcf on the Southern Star Central Pipeline system. Some of the Utility’s commercial and industrial customers purchased their own gas and delivered 15.5 Bcf to Laclede Gas for transportation to them through the Utility’s distribution system.

The fiscal year 2009 peak day sendout of natural gas to utility customers, including transportation customers, occurred on January 15, 2009, when the average temperature was 5 degrees Fahrenheit. On that day, our customers consumed 0.984 Bcf of natural gas. About 75% of this peak day demand was met with natural gas transported to St. Louis through the MRT, Panhandle, and Southern Star transportation systems, and the other 25% was met from the Utility’s on-system storage and peak shaving resources.

UNDERGROUND NATURAL GAS STORAGE

Laclede Gas has a contractual right to store 23.1 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana. MRT’s tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.2 Bcf from November 16 through May 15.

In addition, Laclede Gas supplements flowing pipeline gas with natural gas withdrawn from its own underground storage field located in St. Louis and St. Charles Counties in Missouri. The field is designed to provide 0.30 Bcf of natural gas withdrawals on a peak day and annual withdrawals of approximately 4 Bcf of gas based on the inventory level that Laclede plans to maintain.

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

Laclede Gas’ residential, commercial, and small industrial markets represent approximately 85% of the Utility’s revenue. Given the current adequate level of natural gas supply and market conditions, Laclede believes that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In the new multi-family and commercial rental markets, Laclede Gas’ competitive exposure is presently limited to space and water heating applications. Certain alternative heating systems can be cost competitive in traditional markets, but the performance and reliability of natural gas systems have contained the growth of these alternatives.

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

*****

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 17 of the Notes to Consolidated Financial Statements on page 80.

*****

Laclede Gas has labor agreements with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represent approximately 64% of Laclede Gas’ employees. The agreements expire at midnight on July 31, 2012.

The Missouri Natural Division of Laclede Gas has labor agreements with Local 884 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represents approximately 5% of Laclede Gas’ employees. On April 15, 2009, new four-year labor agreements were reached replacing the prior agreements which expired on that same date. The agreements, which expire at midnight on April 14, 2013, include revisions to the defined benefit pension plan formula, changes in wage rates and work rules, and other modifications that enable the Utility to provide high quality service to its customers and control operating costs while continuing to provide competitive wages, pension, and healthcare benefits to its employees.

*****

The business of Laclede Gas is subject to seasonal fluctuations with the peak period occurring in the winter season.

Revenues, therms sold and transported, and customers of Laclede Gas for the last three fiscal years are as follows:

Regulated Gas Distribution Operating Revenues

(Thousands)	2009	2008	2007
Residential	$684,533	$696,919	$675,756
Commercial & Industrial	255,912	267,639	271,872
Interruptible	5,301	4,704	3,771
Transportation	14,394	16,008	15,601
Off-System and Capacity Release	85,822	132,145	156,103
Provision for Refunds and Other	8,031	10,872	8,451
Total	$1,053,993	$1,128,287	$1,131,554

Regulated Gas Distribution Therms Sold and Transported

(Thousands)	2009	2008	2007
Residential	509,025	514,450	496,297
Commercial & Industrial	238,675	242,122	231,390
Interruptible	5,678	5,020	4,019
Transportation	154,603	172,985	175,191
System Therms Sold and Transported	907,981	934,577	906,897
Off system	163,020	143,686	212,911
Total Therms Sold and Transported	1,071,001	1,078,263	1,119,808

Regulated Gas Distribution Customers (End of Period)

	2009	2008	2007
Residential	588,792	588,228	590,337
Commercial & Industrial	40,608	40,801	41,062
Interruptible	17	17	15
Transportation	146	144	145
Total Customers	629,563	629,190	631,559

*****

Laclede Gas has franchises in the more than 90 communities where it provides service with terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas, among other things, to install pipes and construct other facilities in the community. The Utility has franchises for all but one of the communities in which it serves. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas’ current public utility business in the State of Missouri. The Utility is currently working to renew its franchise with the community in which it currently does not have one and does not anticipate any interruption in service to this community.

NON-REGULATED GAS MARKETING

LER, a wholly-owned subsidiary of Laclede Investment, LLC, and Laclede Group’s primary non-regulated business, is engaged in the marketing of natural gas and providing energy services to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area. During fiscal year 2009, LER utilized 13 interstate pipelines and more than 70 suppliers to market natural gas to its customers, including large retail and wholesale customers in the Midwest. Furthermore, LER served more than 100 retail customers and 80 wholesale customers. Through its retail operations, LER offers natural gas marketing services to large industrial customers, while its wholesale business consists of buying and selling natural gas to other marketers, producers, local distribution companies, pipelines, and municipalities.

As part of its long-term strategy to grow within its current geographic footprint in the Midwest, LER has continued to increase its pipeline transportation capacity to accommodate customer demand for access to natural gas supplies across the region. These supplies are necessary for fulfilling seasonal needs such as heating and power generation and year-round needs such as an industrial fuel source. LER’s wholesale business, which continues to grow, currently represents approximately 85% of LER’s operating revenues. Although fiscal year 2009 operating revenues were significantly lower than in fiscal year 2008, due to overall lower wholesale natural gas prices, LER reported significantly higher sales volumes, largely as a result of the acquisition of pipeline transportation capacity prior to the 2008-2009 winter. The last six months of fiscal year 2009 was a particularly active period in the upstream markets, as major industry pipelines expanded to connect gas supplies in the large gas-producing states such as Colorado, Texas, and Oklahoma to states such as Louisiana, Alabama, and Ohio. This new infrastructure is impacting the pricing dynamics of the marketplace. These changes are likely to create both challenges and new opportunities for LER in the future. LER is committed to respond to these recent changes and continue its business-building activities. LER’s revenues and sales volumes for the last three fiscal years are as follows:

(Thousands)	2009	2008	2007
Non-Regulated Gas Marketing Revenues	$836,865	$1,075,845	$718,704
Non-Regulated Gas Marketing Therms Sold	1,826,465	1,229,221	1,064,747

OTHER SUBSIDIARIES

Laclede Pipeline Company, a wholly-owned subsidiary of Laclede Group, operates a pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction. This pipeline connects the propane storage and vaporization facilities of Laclede Gas to third-party propane supply terminal facilities located in Illinois, which allows Laclede Gas to receive propane that is vaporized to supplement its natural gas supply and meet peak demands on its distribution system. Laclede Pipeline also provides transportation services to third parties.

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

Laclede Group is a holding company with no significant assets other than cash investments and the stock of its operating subsidiaries. Laclede Group, and Laclede Gas prior to Laclede Group’s formation, have paid dividends continuously since 1946. However, Laclede Group relies exclusively on dividends from its subsidiaries, on intercompany loans from its non-regulated subsidiaries, and on the repayments of principal and interest from intercompany loans made to its subsidiaries for its cash flows. Laclede Group’s ability to pay dividends to its shareholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments to Laclede Group. Laclede Group’s cash flows for fiscal year 2008 included proceeds from the sale of its wholly-owned subsidiary, SM&P.

A downgrade in Laclede Group’s credit ratings could negatively affect its ability to access capital.

Currently, Laclede Group’s corporate ratings are A by Standard & Poor’s and A- by Fitch. Laclede Group has working capital lines of credit to meet the short-term liquidity needs of its subsidiaries. If the rating agencies lowered Laclede Group’s credit rating, particularly below investment grade, it might significantly limit its ability to borrow and would increase its costs of borrowing. Laclede Group’s ability to borrow and costs of borrowing have a direct impact on its subsidiaries’ ability to execute operating strategies.

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

The Missouri Public Service Commission (MoPSC or Commission) regulates many aspects of the Utility’s distribution operations, including construction and maintenance of facilities, operations, safety, the rates that the Utility may charge customers, the terms of service to its customers, and the rate of return that it is allowed to realize; as well as the accounting treatment for certain aspects of its operations. For further discussion of these accounting matters, see Critical Accounting Policies pertaining to Laclede Gas, beginning on page 28. Laclede Gas’ ability to obtain rate increases and rate supplements to maintain the current rate of return depends upon regulatory discretion. There can be no assurance that it will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return. In addition, the FERC regulates the interstate transportation of natural gas from the wellhead to the Utility’s city gate and establishes the terms and conditions under which it may use interstate gas pipeline and storage capacity to purchase, store, and transport natural gas.

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

To lower financial exposure to commodity price fluctuations, Laclede Gas enters into contracts to hedge the forward commodity price of its natural gas supplies. As part of this strategy, the Utility may use fixed-price, forward, physical purchase contracts, futures, and option contracts traded on the New York Mercantile Exchange. However, the Utility does not hedge the entire exposure of energy assets or positions to market price volatility, and the coverage will vary over time. Any costs, gains, or losses experienced through hedging procedures, including carrying costs, generally flow through the PGA Clause, thereby limiting the Utility’s exposure to earnings volatility. However, variations in the timing of collections of such gas costs under the PGA Clause and the effect of cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments may cause short-term cash requirements to vary. These procedures remain subject to prudence review by the MoPSC.

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

The following table shows the current ratings assigned by S&P, Moody’s, and Fitch to certain of our outstanding debt:

Type of Facility	S&P	Moody’s	Fitch
Laclede Gas First Mortgage Bonds	A	A2	A+
Laclede Gas Commercial Paper	A-1	P-2	F1

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

Laclede Gas’ earnings are primarily generated by the sale of heating energy. The Utility has a weather mitigation rate design, approved by the MoPSC, that provides better assurance of the recovery of the Utility’s fixed costs and margins during winter months despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. However, significantly warmer-than-normal weather conditions in the Utility’s service area and other factors, such as global warming and climate change, may result in reduced profitability and decreased cash flows attributable to lower gas sales levels. Furthermore, continuation of the weather mitigation rate design is subject to regulatory discretion. In addition, the promulgation of regulations by the U.S. Environmental Protection Agency or the potential enactment of Congressional legislation addressing global warming and climate change may result in future additional compliance costs that could impact the Utility’s financial position and results of operations.

Regional supply/demand fluctuations and changes in national pipeline infrastructure, as well as regulatory discretion, may adversely affect Laclede Gas’ ability to profit from off-system sales and capacity release.

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

Laclede Gas is subject to various workforce risks, including, but not limited to, the risk that it will be unable to attract and retain qualified personnel; that it will be unable to effectively transfer the knowledge and expertise of an aging workforce to new personnel as those workers retire; and that it will be unable to reach collective bargaining arrangements with the unions that represent certain of its workers, which could result in work stoppages.

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

Competition in the marketplace and regional fluctuations in natural gas commodity prices have a direct impact on LER’s business. Changing market conditions caused by new pipeline infrastructure may adversely impact LER’s sales margins or affect LER’s ability to serve certain wholesale customers, thereby reducing wholesale sales profitability and/or increasing certain credit requirements caused by reductions in netting capability. Although the FERC regulates the interstate transportation of natural gas and establishes the general terms and conditions under which LER may use interstate gas pipeline capacity to purchase and transport natural gas, LER must occasionally re-negotiate its transportation agreements with a concentrated group of pipeline companies. Re-negotiated terms of new agreements may impact LER’s future profitability.

Risks of reduced access to credit and/or capital markets may prevent LER from executing operating strategies.

LER relies on its cash flows, parental guarantees, and netting capability to satisfy its credit and working capital requirements. Reduced access to credit or increased credit requirements may limit LER’s ability to enter into certain transactions. In addition, LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations.

Risk management policies, including the use of derivative instruments, may not fully protect LER’s sales and results of operations from volatility and may result in financial losses.

LER manages the price risk associated with fixed-price commitments for the purchase or sale of natural gas by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. These exchange-traded futures contracts are generally designated as cash flow hedges of forecasted transactions. However, market conditions and regional price changes may cause ineffective portions of matched positions to result in financial losses. Additionally, to the extent that LER’s natural gas commitments do not qualify for the normal purchases or normal sales designation (or the designation is not elected), the contracts are recorded as derivatives at fair value each period. Accordingly, the associated gains and losses are reported directly in earnings and may cause volatility in reported results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal utility properties of Laclede Gas consist of more than 16,000 miles of gas main and related service pipes, meters, and regulators. Other physical properties include regional office buildings and a holder station. Extensive underground natural gas and propane storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of Laclede Gas’ utility plant is subject to the liens of its mortgage.

All of the utility properties of Laclede Gas are held in fee, or by easement, or under lease agreements. The principal lease agreements include underground storage rights that are of indefinite duration and the headquarters office building. The current lease on the headquarters office building extends through February 2015 with the option to renew for up to five additional years.

For further information on Laclede Gas’ leases see Note 17 of the Notes to Consolidated Financial Statements on page 80.

Other properties of Laclede Group, including LER, do not constitute a significant portion of its properties.

Item 3. Legal Proceedings

For a description of environmental matters, see Note 17 of the Notes to Consolidated Financial Statements on page 80. For a description of pending regulatory matters of Laclede Gas, see the Regulatory Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 31.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

EXECUTIVE OFFICERS OF REGISTRANTS – Listed below are executive officers as defined by the SEC for Laclede Group. Their ages, at September 30, 2009, and positions are listed below along with their business experience during the past five years.

Name, Age, and Position with Company *	Appointed (1)

D. H. Yaeger, Age 60

Laclede Group
Chairman, President and Chief Executive Officer	October 2000

Laclede Gas
Chairman, President and Chief Executive Officer	January 1999

LER
President	January 1999

K. J. Neises, Age 68

Laclede Gas
Executive Vice President	October 2007
Executive Vice President – Energy and Administrative Services	January 2002

LER
Vice President	February 2002

M. D. Waltermire, Age 51

Laclede Group
Chief Financial Officer	October 2007

Laclede Gas
Senior Vice President and Chief Financial Officer	October 2007
Vice President – Operations & Marketing	April 2003

LER
Vice President	October 2007

M. C. Darrell, Age 51

Laclede Group
General Counsel	May 2004

Laclede Gas
Senior Vice President and General Counsel	October 2007
General Counsel	May 2004

R. A. Skau, Age 52

Laclede Gas
Senior Vice President – Human Resources	October 2007
Vice President – Human Resources	February 2004

M. R. Spotanski, Age 49

Laclede Gas
Senior Vice President – Operations and Marketing	October 2007
Vice President – Finance	January 2001

M. C. Kullman, Age 49

Laclede Group
Chief Governance Officer and Corporate Secretary	February 2004

Laclede Gas
Chief Governance Officer and Corporate Secretary	February 2004

LER
Secretary	February 1998

D. P. Abernathy, Age 48

Laclede Gas
Vice President – Industrial Relations and Claims Management	October 2007
Vice President – Associate General Counsel	September 2004

M. C. Geiselhart, Age 50

Laclede Group
Vice President – Strategic Development and Planning (2)	August 2006

Laclede Gas
Vice President – Strategic Development and Planning	August 2006

S. F. Mathews, Age 51

Laclede Gas
Vice President – Gas Supply	February 2003

M. C. Pendergast, Age 53

Laclede Gas
Vice President – Associate General Counsel	January 2002

J. A. Fallert, Age 54

Laclede Gas
Controller	February 1998

S. E. Jaskowiak, Age 47

LER
Vice President and General Manager	February 2005
Managing Director	May 2003

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Laclede Group’s common stock trades on The New York Stock Exchange under the symbol “LG”. The high and the low sales price for the common stock for each quarter in the two most recent fiscal years are:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
1st Quarter	55.81	33.55	35.72	31.48
2nd Quarter	48.33	35.23	36.45	31.86
3rd Quarter	39.90	29.26	41.96	35.36
4th Quarter	35.24	30.85	50.88	37.78

The number of holders of record as of September 30, 2009 was 4,952.

Dividends declared on the common stock for the two most recent fiscal years were:

	Fiscal 2009	Fiscal 2008
1st Quarter	$0.385	$0.375
2nd Quarter	$0.385	$0.375
3rd Quarter	$0.385	$0.375
4th Quarter	$0.385	$0.375

For disclosures relating to securities authorized for issuance under equity compensation plans, see Item 12, page 85.

Laclede Group periodically purchases common stock of Laclede Gas with the price set at the book value of Laclede Gas common stock as of the most recently completed fiscal quarter. The details on sales of common stock of Laclede Gas to Laclede Group during the past three fiscal years are set forth below:

	Aggregate
	Purchase Price	Number
Date of Sale	(millions)	of Shares

FY 2007
March 23, 2007	$1.9	55
May 21, 2007	1.0	27
August 10, 2007	1.0	28

FY 2008
December 20, 2007	1.0	30
February 14, 2008	1.0	28
May 12, 2008	0.9	26
August 18, 2008	0.9	25

FY 2009
November 20, 2008	40.0	1,161
December 18, 2008	0.9	26
February 10, 2009	0.4	11
May 20, 2009	0.3	9
August 14, 2009	0.4	11

The proceeds from Laclede Gas’ sales of stock were used to reduce its short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

The Laclede Group, Inc.

	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2009	2008	2007	2006	2005
Summary of Operations
Operating Revenues:
Regulated Gas Distribution	$1,053,993	$1,128,287	$1,131,554	$1,141,011	$978,195
Non-Regulated Gas Marketing	836,865	1,075,845	718,704	689,572	469,559
Other	4,340	4,841	5,603	4,445	7,800
Total Operating Revenues	1,895,198	2,208,973	1,855,861	1,835,028	1,455,554

Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	699,984	770,097	797,924	821,721	676,931
Other operation expenses	146,542	144,611	131,798	128,180	125,364
Maintenance	27,818	25,827	24,306	21,198	19,226
Depreciation and amortization	36,751	35,303	34,080	30,904	23,036
Taxes, other than income taxes	68,639	69,023	68,361	71,038	62,859
Total Regulated Gas Distribution Operating Expenses	979,734	1,044,861	1,056,469	1,073,041	907,416
Non-Regulated Gas Marketing	787,056	1,048,162	698,962	662,391	462,348
Other	3,344	4,603	5,376	5,024	8,720
Total Operating Expenses	1,770,134	2,097,626	1,760,807	1,740,456	1,378,484
Operating Income	125,064	111,347	95,054	94,572	77,070
Allowance for Funds Used During Construction	(152)	(72)	(17)	(45)	(100)
Other Income and (Income Deductions) - Net	1,605	1,953	6,830	5,553	1,706
Interest Charges:
Interest on long-term debt	24,583	19,851	22,502	22,329	22,835
Interest on long-term debt to unconsolidated affiliate trust	—	486	277	277	277
Other interest charges	5,163	9,140	11,155	10,278	4,141
Total Interest Charges	29,746	29,477	33,934	32,884	27,253
Income from Continuing Operations Before Income
Taxes and Dividends on Laclede Gas Redeemable
Preferred Stock	96,771	83,751	67,933	67,196	51,423
Income Tax Expense	32,509	26,190	22,146	21,301	16,914
Dividends on Laclede Gas Redeemable
Preferred Stock	15	35	43	48	55
Income from Continuing Operations	64,247	57,526	45,744	45,847	34,454
Income from Discontinued Operations, Net
of Income Tax	—	20,396	4,027	3,142	5,616
Net Income	$64,247	$77,922	$49,771	$48,989	$40,070

Average Number of Common Shares Outstanding:
Basic	21,893	21,657	21,455	21,247	21,080
Diluted	22,024	21,763	21,503	21,286	21,120

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.93	$2.66	$2.13	$2.16	$1.63
Income from Discontinued Operations	—	0.94	0.19	0.15	0.27
Net Income	$2.93	$3.60	$2.32	$2.31	$1.90

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.92	$2.64	$2.12	$2.15	$1.63
Income from Discontinued Operations	—	0.94	0.19	0.15	0.27
Net Income	$2.92	$3.58	$2.31	$2.30	$1.90

Item 6. Selected Financial Data (continued)

The Laclede Group, Inc.

	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2009	2008	2007	2006	2005

Dividends Declared –
Common Stock	$34,100	$32,776	$31,505	$30,045	$29,002
Dividends Declared Per
Share of Common Stock	$1.54	$1.50	$1.46	$1.41	$1.375

Utility Plant
Gross Plant – End of Period	$1,280,238	$1,229,174	$1,187,828	$1,149,104	$1,105,733
Net Plant – End of Period	855,929	823,197	793,794	763,827	728,481
Capital Expenditures	51,384	55,304	56,434	57,925	54,621
Property Retirements	9,732	15,629	16,331	22,588	19,410
Non-Utility Property	4,061	3,793	4,065	4,263	3,899
Other Investments	44,973	43,314	43,635	41,354	36,851
Total Assets of Discontinued Operations	—	—	73,357	76,353	67,206
Total Assets – End of Period	1,762,018	1,772,655	1,641,153	1,570,160	1,434,101

Capitalization – End of Period
Common Stock and Paid-In Capital	$176,386	$169,234	$157,707	$148,487	$142,677
Retained Earnings	342,810	312,808	268,761	250,495	231,551
Accumulated Other Comprehensive Income (Loss)	(2,166)	4,437	1,857	3,655	(7,703)
Common Stock Equity	517,030	486,479	428,325	402,637	366,525
Laclede Gas Redeemable Preferred Stock	—	467	627	787	948
Long-Term Debt to Unconsolidated Affiliate Trust	—	—	46,400	46,400	46,400
Long-Term Debt – Laclede Gas	389,240	389,181	309,122	349,041	294,033
Total Capitalization	$906,270	$876,127	$784,474	$798,865	$707,906

Shares of Common Stock
Outstanding – End of Period	22,168	21,993	21,646	21,362	21,172
Book Value Per Share – End of Period	$23.32	$22.12	$19.79	$18.85	$17.31

Note:	Certain prior-period amounts have been reclassified to discontinued operations as a result of the sale of SM&P Utility Resources, Inc. (SM&P)
on March 31, 2008. Income from Discontinued Operations does not include general corporate overhead expenses previously recorded by SM&P. Associated assets are classified separately.

Laclede Gas Company’s Selected Financial Data is included in Exhibit 99.1.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE LACLEDE GROUP, INC.

INTRODUCTION

This management’s discussion analyzes the financial condition and results of operations of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. It includes management’s view of factors that affect its business, explanations of past financial results including changes in earnings and costs from the prior year periods, and their effects on the Company’s overall financial condition and liquidity.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

Overview

Laclede Group’s earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the City of St. Louis and parts of ten counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s weather mitigation rate design lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, Laclede Group’s earnings are seasonal in nature and are typically concentrated in the November through April period, which generally corresponds with the heating season.

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary SM&P Utility Resources, Inc. (SM&P) to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P was an underground facilities locating and marking business that formerly comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. In accordance with generally accepted accounting principles, the results of operations for SM&P are reported as discontinued operations in the Statements of Consolidated Income.

Laclede Energy Resources, Inc. (LER) is engaged in the marketing of natural gas and related activities on a non-regulated basis. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. LER’s operations and customer base are more subject to fluctuations in market conditions than the Utility.

Other subsidiaries provide less than 10% of consolidated revenues.

Based on the nature of the business of the Company and its subsidiaries, as well as current economic conditions, management focuses on the following key variables in evaluating the financial condition and results of operations and managing the business:

Regulated Gas Distribution Segment:

•	the Utility’s ability to recover the costs of distribution of natural gas to its customers;
•	the impact of weather and other factors, such as customer conservation, on revenues and expenses;
•	changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utility’s ability to earn its authorized rate of return;
•	the Utility’s ability to access credit markets and maintain working capital sufficient to meet operating requirements; and,
•	the effect of natural gas price volatility on the business.

Non-Regulated Gas Marketing Segment:

•	the risks of competition;
•	regional fluctuations in natural gas prices;
•	new national pipeline infrastructure projects;
•	credit and/or capital market access;
•	counterparty risks; and,
•	the effect of natural gas price volatility on the business.

Further information regarding how management seeks to manage these key variables is discussed below.

Laclede Group’s strategy continues to include efforts to improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, improving performance and mitigating the impact of weather fluctuations on Laclede Gas’ customers while improving the ability to recover its authorized distribution costs and return continue to be a fundamental component of Laclede Group’s strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain more than 16,000 miles of mains and services comprising its natural gas distribution system and related storage facilities. The Utility’s distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the ratemaking process and recovery of these types of costs is included in revenues generated through the Utility’s tariff rates, as approved by the MoPSC. As previously reported, Laclede Gas has undertaken an evaluation of the Utility’s natural gas storage field, which was developed more than 50 years ago, to assess the field’s current and future capabilities. While not yet complete, the assessment has provided information that should result in improved efficiencies in managing the operation of the field. Based on this initial assessment, inventory balances included in the Consolidated Balance Sheet as of September 30, 2009 have been reclassified consistent with the results of the evaluation and management’s expectations regarding the future operation of the storage field. In addition, Laclede Gas is working continually to improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The settlement of the Utility’s 2007 rate case resulted in enhancements to the Utility’s weather mitigation rate design that better ensure the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. Effective October 1, 2007, the Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory Matters section on page 31 of this report for additional information on regulatory issues relative to the Utility.

While the price of natural gas has moderated recently, Laclede Gas continues to work actively to reduce the impact of wholesale natural gas prices on its costs by strategically structuring its natural gas supply portfolio to increase its gas supply availability and pricing alternatives and through the use of derivative instruments to protect its customers from significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of derivative instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers. Long-term increases in the wholesale cost of natural gas supplies may adversely impact the Utility’s competitive position compared with alternative energy sources.

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management continues to focus on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 33 for additional information.

LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. LER is working to assemble the team, technology, and resources necessary to expand its geographic service area and the range of services that it now provides. Nevertheless, income from LER’s operations is more subject to fluctuations in market conditions than the Utility’s operations. LER’s business is directly impacted by the effects of competition in the marketplace and the impact of new pipeline infrastructure on regional commodity prices of natural gas.

In addition to its operating cash flows, LER relies on parental guarantees to secure its purchase and sales obligations of natural gas. A large portion of LER’s receivables are from customers in the energy industry. In addition, LER may enter into netting arrangements with its energy counterparties to reduce overall credit and collateral exposure. Although LER’s uncollectible amounts are closely monitored and have not been significant, increases in uncollectible amounts from customers are possible and could adversely affect LER’s liquidity and results.

LER carefully monitors the creditworthiness of counterparties to its transactions. LER performs in-house credit reviews of potential customers and requires prepayments or letters of credit from non-investment grade customers. Credit limits for customers are established and monitored.

EARNINGS

Overview – Net Income (Loss) by Operating Segment

(Millions, After-tax )
Years Ended September 30	2009	2008	2007
Regulated Gas Distribution	$33.2	$39.1	$32.1
Non-Regulated Gas Marketing	31.4	19.3	13.3
Other	(0.4)	(0.9)	0.4
Income from Continuing Operations	64.2	57.5	45.8
Income from Discontinued Operations	—	20.4	4.0
Net Income	$64.2	$77.9	$49.8

Laclede Group’s consolidated net income was $64.2 million in fiscal year 2009, compared with $77.9 million in fiscal year 2008, and $49.8 million in fiscal year 2007. Net income decreased $13.7 million, or 17.6%, in fiscal year 2009 (compared with fiscal year 2008) primarily due to the net effect of the one-time gain on the March 31, 2008 sale and operations of SM&P, partially offset by increased income from continuing operations. Net income increased $28.1 million, or 56.4%, in fiscal year 2008 (compared with fiscal year 2007) primarily due to the fiscal year 2008 gain on the sale of SM&P and increased income from continuing operations.

Basic and diluted earnings per share were $2.93 and $2.92, respectively, for fiscal year 2009 compared with basic and diluted earnings per share of $3.60 and $3.58, respectively, for fiscal year 2008, and $2.32 and $2.31, respectively for fiscal year 2007. The year-to-year variations in earnings per share were primarily due to the changes in net income in each period.

Income from Continuing Operations

Laclede Group’s income from continuing operations was $64.2 million in fiscal year 2009, compared with $57.5 million in fiscal year 2008, and $45.8 million in fiscal year 2007. Income from continuing operations increased $6.7 million, or 11.7%, in fiscal year 2009 (compared with fiscal year 2008) primarily due to improved results reported by Laclede Group’s Non-Regulated Gas Marketing segment, partially offset by lower earnings reported by Laclede Group’s Regulated Gas Distribution segment. Income from continuing operations increased $11.7 million in fiscal year 2008 (compared with fiscal year 2007) primarily due to improved results reported by both Laclede Group’s Regulated Gas Distribution segment and its Non-Regulated Gas Marketing segment.

Basic and diluted earnings per share from continuing operations were $2.93 and $2.92, respectively, for fiscal year 2009, compared with basic and diluted earnings per share of $2.66 and $2.64, respectively, for fiscal year 2008, and $2.13 and $2.12, respectively, for fiscal year 2007. Variations in income from continuing operations were primarily attributable to the factors described below.

2009 vs. 2008

Regulated Gas Distribution net income decreased by $5.9 million in 2009, compared with 2008. The decrease in net income was primarily due to the following factors (quantified on a pre-tax basis, except for the income tax item):

•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $4.9 million;
•	the effect of lower system gas sales volumes and other variations totaling $2.0 million;
•	the effect of the recognition of previously unrecognized tax benefits and the reversal of related expenses recorded during fiscal year 2008, totaling $1.6 million; and,
•	an increase in depreciation and amortization expense totaling $1.4 million.

These factors were partially offset by higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $3.8 million.

The Non-Regulated Gas Marketing segment reported earnings totaling $31.4 million for fiscal year 2009, an increase in earnings of $12.1 million compared with fiscal year 2008. The increased earnings were primarily due to LER’s increased sales volumes primarily attributable to its acquisition of additional firm pipeline transportation capacity prior to the 2008 – 2009 winter. This capacity, along with favorable natural gas costs, supported 49% higher sales volumes and greater margins in fiscal year 2009 as compared with fiscal year 2008. These factors were partially offset by the effect of a benefit from the reversal of certain tax-related expenses totaling $1.3 million during fiscal year 2008.

2008 vs. 2007

Regulated Gas Distribution net income increased by $7.0 million in 2008, compared with 2007. The increase in net income was primarily due to the following factors (quantified on a pre-tax basis, except for the income tax item):

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

Regulated Gas Distribution Operating Revenues

2009 vs. 2008

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

Regulated Gas Distribution Operating Revenues for fiscal year 2009 decreased $74.3 million compared to fiscal year 2008. Temperatures experienced in the Utility’s service area during 2009 were 1.8% warmer than the same period last year and 1.5% warmer than normal. Total system therms sold and transported were 0.91 billion for fiscal year 2009 compared with 0.93 billion for fiscal year 2008. Total off-system therms sold and transported were 0.16 billion for fiscal year 2009 compared with 0.14 billion for fiscal year 2008. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower prices charged for off-system sales	$(64.2)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(19.0)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations)	16.6
Lower system sales volumes and other variations	(11.5)
Higher ISRS revenues	3.8
Total Variation	$(74.3)

2008 vs. 2007

Regulated Gas Distribution Operating Revenues for fiscal year 2008 decreased $3.3 million compared to fiscal year 2007. Temperatures experienced in the Utility’s service area during 2008 were 6.8% colder than fiscal year 2007, but 1.1% warmer than normal. Total system therms sold and transported were 0.93 billion for fiscal year 2008 compared with 0.91 billion for fiscal year 2007. Total off-system therms sold and transported were 0.14 billion for fiscal year 2008 compared with 0.21 billion for fiscal year 2007. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower off-system sales volumes	$(47.9)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(38.2)
General rate increase, effective August 1, 2007	32.9
Higher system sales volumes, primarily due to colder weather and other variations	27.3
Higher prices charged for off-system sales	24.0
Lower ISRS revenues	(1.4)
Total Variation	$(3.3)

Regulated Gas Distribution Operating Expenses

2009 vs. 2008

Regulated Gas Distribution Operating Expenses in fiscal year 2009 decreased $65.1 million, or 6.2%, from fiscal year 2008. Natural and propane gas expense decreased $70.1 million from last year’s level, primarily attributable to lower off-system gas expense, decreased rates charged by our suppliers, and lower volumes purchased for sendout. Other operation and maintenance expenses increased $3.9 million, or 2.3%, primarily due to increases in compensation expenses, higher maintenance charges, and increased injuries and damages expense, partially offset by a decrease in distribution charges, a lower provision for uncollectible accounts, and a gain on the disposal of assets in fiscal year 2009. Depreciation and amortization expense increased $1.4 million, or 4.1%, primarily due to additional depreciable property.

2008 vs. 2007

Regulated Gas Distribution Operating Expenses in fiscal year 2008 decreased $11.6 million, or 1.1%, from fiscal year 2007. Natural and propane gas expense decreased $27.8 million from fiscal year 2007, primarily attributable to lower rates charged by our suppliers and lower off-system gas expense, partially offset by higher system volumes purchased for sendout. Other operation and maintenance expenses increased $14.3 million, or 9.2%, primarily due to a higher provision for uncollectible accounts, increased maintenance and distribution expenses, increased wage rates, higher legal fees, increased pension costs, and the effect of a gain on the disposal of assets recorded during fiscal year 2007. Depreciation and amortization expense increased $1.2 million, or 3.6%, primarily due to additional depreciable property.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $239.0 million in fiscal year 2009 from those revenues for fiscal year 2008 primarily due to lower per unit gas sales prices charged by LER, partially offset by higher sales volumes. The decrease in Non-Regulated Gas Marketing Operating Expenses of $261.1 million was primarily associated with lower prices charged by suppliers, partially offset by increased volumes purchased.

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

Other Income and (Income Deductions)-Net

Other Income and (Income Deductions)-Net decreased $0.4 million in fiscal year 2009 (compared to fiscal year 2008), due to lower interest income and the effect of a benefit recognized during fiscal year 2008 from the reversal of certain tax-related expenses. These factors were largely offset by the effect of a loss on the redemption of long-term debt (primarily unamortized issuance costs) recognized during fiscal year 2008 and increased income associated with carrying costs applied to under-recoveries of gas costs. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Other Income and (Income Deductions)-Net decreased $4.9 million in fiscal year 2008 (compared to fiscal year 2007), due to higher net investment losses, a loss on the redemption of long-term debt (primarily unamortized issuance costs), lower income associated with carrying costs applied to under-recoveries of gas costs, and increased charitable donations. These factors were partially offset by a reversal of tax-related expenses and additional proceeds related to the Company’s interest, as a policyholder, in the sale of a mutual insurance company.

Interest Charges

The $0.3 million increase in interest charges in fiscal year 2009 (over fiscal year 2008) was primarily due to higher interest on long-term debt, primarily attributable to the issuance of $80.0 million principal amount of 6.35% First Mortgage Bonds on September 23, 2008. This increase was largely offset by lower interest on short-term debt. The $4.5 million decrease in interest charges in fiscal year 2008 (over fiscal year 2007) was primarily due to a reduction in interest on long-term debt resulting from the November 2007 maturity of $40 million principal amount of 7 1/2% First Mortgage Bonds, lower interest on short-term debt, and the reversal of tax-related expenses. Average short-term interest rates were 1.5% this year compared with 4.1% in fiscal year 2008 and 5.4% in fiscal year 2007. Average short-term borrowings were $207.6 million, $180.7 million, and $156.2 million for fiscal years 2009, 2008, and 2007, respectively.

Income Taxes

Income tax expense increased $6.3 million in fiscal year 2009 (over fiscal year 2008) and $4.0 million in fiscal year 2008 (over fiscal year 2007). These increases are primarily due to higher pre-tax income. The year-to-year variations also reflect the effect of lower income tax expense in fiscal year 2008 due to the recognition of previously unrecognized tax benefits.

Income from Discontinued Operations

The sale of SM&P on March 31, 2008 resulted in after-tax earnings of $25.4 million, net of associated costs of disposal. Income from Discontinued Operations for fiscal year 2008 was $20.4 million, consisting of the net effect of the sale and SM&P’s seasonal operating loss through the March 31 sale date. Income from Discontinued Operations for fiscal year 2007 was $4.0 million reflecting SM&P’s operating income for the period.

Basic and diluted earnings per share from discontinued operations were $0.94 for fiscal year 2008 and $0.19 for fiscal year 2007.

Labor Agreement

Laclede Gas has labor agreements with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represent approximately 64% of Laclede Gas’ employees. The agreements expire at midnight on July 31, 2012.

The Missouri Natural Division of Laclede Gas has labor agreements with Local 884 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represents approximately 5% of Laclede Gas’ employees. On April 15, 2009, new four-year labor agreements were reached replacing the prior agreements which expired on that same date. The new agreements, which expire at midnight on April 14, 2013, include revisions to the defined benefit pension plan formula, changes in wage rates and work rules, and other modifications that enable the Utility to provide high quality service to its customers and control operating costs while continuing to provide competitive wages, pension, and healthcare benefits to its employees.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles (GAAP) require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following represent the more significant items requiring the use of judgment and estimates in preparing our consolidated financial statements:

Allowances for Doubtful Accounts – Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. The Utility’s provision for uncollectible accounts is dependent on the regulatory treatment provided for such costs. As approved by the MoPSC, the Utility was allowed to defer for future recovery uncollectible expenses associated with amendments to the Cold Weather Rule for fiscal year 2007.

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

The table below reflects the sensitivity of Laclede’s plans to potential changes in key assumptions:

Pension Plan Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual
		Benefit	Net Pension
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(9,420)	$(1)
	(0.25)	9,620	(20)

Rate of Future Compensation Increase	0.25%	6,700	590
	(0.25)	(6,600)	(570)

Expected Return on Plan Assets	0.25%	—	(630)
	(0.25)	—	630

Postretirement Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual Net
		Postretirement	Postretirement
		Benefit	Benefit
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(1,960)	$(97)
	(0.25)	2,010	97

Expected Return on Plan Assets	0.25%	—	(85)
	(0.25)	—	85

Annual Medical Cost Trend	1.00%	4,870	1,090
	(1.00)	(4,390)	(970)

* Excludes the impact of regulatory deferral mechanism. See Note 3, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements for information regarding the regulatory treatment of these costs.

Regulated Operations – Laclede Gas accounts for its regulated operations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 980, “Regulated Operations.” This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. Management believes the following represent the more significant items recorded through the application of this accounting guidance:

The Utility’s PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including the costs, cost reductions, and related carrying costs associated with the Utility’s use of natural gas derivative instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and regulatory liabilities that are recovered or refunded in a subsequent period. The PGA Clause also authorizes the Utility to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season. The PGA Clause also permits the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments. Effective October 1, 2007, the PGA Clause also provides for a portion of income from off-system sales and capacity release revenues to be flowed through to customers.

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

Asset retirement obligations are recorded in accordance with GAAP using various assumptions related to the timing, method of settlement, inflation, and profit margins that third parties would demand to settle the future obligations. These assumptions require the use of judgment and estimates and may change in future periods as circumstances dictate. As authorized by the MoPSC, Laclede Gas accrues future removal costs associated with its property, plant and equipment through its depreciation rates, even if a legal obligation does not exist as defined by GAAP. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognizable pursuant to GAAP is a timing difference between the recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, these differences are deferred as regulatory liabilities.

The amount of net periodic pension and other postretirement benefit cost recognized in the financial statements related to the Utility’s qualified pension plans and other postretirement benefit plans is based upon allowances, as approved by the MoPSC, which have been established in the rate-making process for the recovery of these costs from customers. The differences between these amounts and actual pension and other postretirement benefit costs incurred for financial reporting purposes are deferred as regulatory assets or regulatory liabilities. GAAP also requires that changes that affect the funded status of pension and other postretirement benefit plans, but that are not yet required to be recognized as components of pension and other postretirement benefit cost, be reflected in other comprehensive income. For the Utility’s qualified pension plans and other postretirement benefit plans, amounts that would otherwise be reflected in other comprehensive income are deferred with entries to regulatory assets or regulatory liabilities.

For further discussion of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included on page 49.

REGULATORY MATTERS

There have been several significant regulatory developments affecting Laclede Gas.

During fiscal year 2006, the MoPSC approved permanent modifications to the Cold Weather Rule affecting the disconnection and reconnection practices of utilities during the winter heating season. Those modifications included provisions to allow the Utility to obtain accounting authorizations and defer for future recovery certain costs incurred with the modifications. During fiscal year 2007, the Utility deferred for future recovery $2.7 million of costs associated with the fiscal year 2007 heating season. On October 31, 2007, the Utility filed for determination and subsequent recovery of the deferred amount. On November 16, 2007, the MoPSC directed the MoPSC Staff and the Missouri Office of Public Counsel (Public Counsel) to submit their positions regarding the Utility’s filing and on February 28, 2008, the Utility and the MoPSC Staff filed a Non-Unanimous Stipulation & Agreement in which these parties agreed to a recovery of $2.5 million of costs. Public Counsel opposed the Non-Unanimous Stipulation & Agreement and a hearing in this matter was held before the Commission. On April 17, 2008, the Commission issued its Report and Order approving the $2.5 million cost recovery recommended by the Utility and the MoPSC Staff. Consistent with the approved amount, the Utility recorded a reduction in its deferral totaling $0.2 million during the quarter ended March 31, 2008. On May 29, 2008, Public Counsel appealed the MoPSC’s Order to the Cole County, Missouri Circuit Court and on January 6, 2009, the Court issued its judgment affirming the Commission’s Order approving the Cold Weather Rule compliance cost amount that the Utility and Staff had recommended over Public Counsel’s objection. On February 9, 2009, Public Counsel appealed the Circuit Court’s affirmation of the MoPSC’s April 17, 2008 Order to the Court of Appeals for the Western District of Missouri.

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. The remaining $1.7 million pertains to Laclede Gas’ purchase of gas from a marketing affiliate, LER. Laclede Gas believes that the remaining portion of the proposed disallowance lacks merit and is vigorously opposing the adjustment in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for this proposed disallowance.

The MoPSC Staff has also proposed disallowances of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007. On December 31, 2007, the MoPSC Staff proposed a disallowance of $2.8 million applicable to fiscal year 2006, and on December 31, 2008, the MoPSC Staff proposed a disallowance of $1.5 million applicable to fiscal year 2007. Laclede Gas believes that these proposed disallowances also lack merit and is vigorously opposing them in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In the December 31, 2007 filing, the MoPSC Staff also raised questions regarding whether certain sales and capacity release transactions, subject to the Federal Energy Regulatory Commission (FERC)’s oversight, were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. Subsequently, as a result of the internal review, the Company has provided the FERC Staff with a report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On July 23, 2008, the FERC Staff requested additional information, which the Company provided and on February 11, 2009, the FERC Staff submitted follow-up questions to which the Company responded on February 25, 2009. On March 2, 2009, FERC Staff requested clarification of certain aspects of the Company’s February 25, 2009 response, which the Company clarified on March 4, 2009.

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. The MoPSC suspended the tariff on August 5, 2008 and established a procedural schedule to consider the Utility’s filing. As a result, the Cold Weather Rule portion of the filing is now moot. A formal hearing pertaining to the bad debt portion of the filing was held on January 5, 2009. On April 15, 2009, the Commission issued its Order rejecting the Utility’s tariffs. On May 28, 2009, Laclede Gas filed for a petition with the Circuit Court of Cole County seeking judicial review of the Commission’s decision.

On November 21, 2008, the Utility made an ISRS filing with the Commission designed to increase revenues by $1.9 million annually. After the Utility updated the filing, on February 4, 2009, the MoPSC approved an annual increase of $2.1 million that became effective February 6, 2009. On April 28, 2009, the Utility made an ISRS filing with the Commission designed to increase revenues by an additional $2.5 million annually. On July 15, 2009, the MoPSC approved the increase, which became effective July 16, 2009.

ACCOUNTING PRONOUNCEMENTS

The Company has evaluated or is in the process of evaluating the impact that recently issued accounting standards will have on the Company’s financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Standards section of Note 1 of the Notes to Consolidated Financial Statements.

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

CREDIT RATINGS

Current credit ratings for Laclede Group and Laclede Gas issues are as follows:

Type of Facility	S&P	Moody’s	Fitch
Laclede Group Issuer Rating	A		A-
Laclede Gas First Mortgage Bonds	A	A2	A+
Laclede Gas Commercial Paper	A-1	P-2	F1

The Company has investment grade ratings and believes that it will have adequate access to the financial markets to meet its capital requirements. These ratings remain subject to review and change by the rating agencies.

CASH FLOWS

The Company’s short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments), variations in the timing of collections of gas cost under the Utility’s PGA Clause, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and can cause significant variations in the Utility’s cash provided by or used in operating activities.

Net cash provided by operating activities for fiscal year 2009 was $228.8 million. Net cash used in operating activities for fiscal year 2008 was $36.5 million. Net cash provided by operating activities was $81.3 million for fiscal year 2007. The improvement in cash flows provided by operating activities in fiscal year 2009 (over fiscal year 2008) was primarily attributable to reduced payments for natural gas storage inventories, other variations in the timing of the collection of gas costs under the PGA Clause, and reduced cash paid for income taxes. The reduction in cash flows from operating activities in fiscal year 2008 (over fiscal year 2007) was primarily attributable to increased payments for natural gas storage inventories, other variations in the timing of the collection of gas costs under the PGA Clause, and increased cash paid for income taxes, partially offset by higher operating income.

Net cash used in investing activities was $52.3 million for fiscal year 2009. Net cash provided by investing activities for fiscal year 2008 was $26.9 million. Net cash used in investing activities was $58.7 million for fiscal year 2007. Net cash provided by investing activities in fiscal year 2008 is primarily attributable to the proceeds from the sale of SM&P, partially offset by capital expenditures. Net cash used in investing activities in fiscal years 2009 and 2007 primarily reflected capital expenditures.

Net cash used in financing activities for fiscal years 2009, 2008, and 2007 was $116.8 million, $28.3 million and $20.6 million, respectively. The variation in net cash used in financing activities in fiscal year 2009 (over fiscal year 2008) primarily reflects an increase in the repayments of short-term debt this year, partially offset by the net effect of changes in long-term debt during fiscal year 2008. The variation in net cash used in financing activities in fiscal year 2008 (over fiscal year 2007) was primarily attributable to the redemption of the Company’s long-term debt to an unconsolidated affiliate trust and the maturity of long-term debt, partially offset by the issuance of additional long-term debt in fiscal year 2008. The Company used a portion of the proceeds from the aforementioned sale of SM&P to fund the redemption of the long-term debt to the unconsolidated affiliate trust.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. In November 2008, the Utility established a seasonal line of credit of $75 million, which expired in March 2009. Including both lines of credit, the largest portion provided by a single bank was 26.8%. During fiscal year 2009, Laclede Gas utilized both its syndicated line of credit and commercial paper for short-term funding. Commercial paper outstanding at September 30, 2009 was $129.8 million, and there were no outstanding bank line advances. The weighted average interest rate on the short-term borrowings was 0.24% per annum at September 30, 2009. Based on total short-term borrowings at September 30, 2009, an increase in interest rate of 100 basis points would decrease pre-tax earnings and cash flows of Laclede Group by approximately $1.3 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs. Although Laclede Gas borrowed funds from Laclede Group from time to time within fiscal year 2009, there were no such borrowings outstanding at September 30, 2009. The Utility had short-term borrowings (including borrowings from Laclede Group) aggregating to a maximum of $386.4 million at any one time during the fiscal year. Excluding borrowings from Laclede Group, the Utility’s maximum borrowings for the year were $309.9 million.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On September 30, 2009, total debt was 56% of total capitalization. For the fiscal year ended September 30, 2009, EBITDA was 3.76 times interest expense.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit which expire in October 2010, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 50% on September 30, 2009. These lines have been used to provide for seasonal funding needs of various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the fiscal year.

Long-term Debt

At September 30, 2009, Laclede Gas had fixed-rate long-term debt totaling $390 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Equity and Shelf Registrations

Laclede Gas has on file with the Securities and Exchange Commission (SEC) an effective shelf registration on Form S-3 for issuance of $350 million of First Mortgage Bonds, unsecured debt, and preferred stock, of which $270 million remains available to Laclede Gas at this time. The Utility has authority from the MoPSC until February 15, 2010 to issue up to $500 million in First Mortgage Bonds, unsecured debt, and equity securities, of which $370.4 million remains available under this authorization as of November 20, 2009. During fiscal year 2009, pursuant to this authority, the Utility sold 1,218 shares of its common stock to Laclede Group for $42.0 million. On June 30, 2009, the Utility filed an application with the MoPSC requesting authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $600 million over the next three years. This application is under review by the Commission at this time. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

Laclede Group has on file an automatic shelf registration on Form S-3 with the SEC that allows for the issuance of equity securities and debt securities. No securities have been issued under this registration statement, which expires November 26, 2011. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions. In addition, Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 400,000 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 370,514 shares and 360,260 shares at September 30, 2009 and November 20, 2009, respectively, remaining available for issuance under this Form S-3.

On March 31, 2009, Laclede Gas redeemed all of its outstanding 5% Series B and 4.56% Series C preferred stock, totaling $0.6 million, at its par value of $25 per share in addition to the dividend paid on that same date.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2014. At September 30, 2009, the maximum guarantees under these leases were $1.7 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At September 30, 2009, the carrying value of the liability recognized for these guarantees was $0.4 million.

Laclede Group had guarantees totaling $86.8 million for performance and payment of certain wholesale gas supply purchases by LER, as of September 30, 2009. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $1.0 million bringing the total to $87.8 million in guarantees outstanding at November 20, 2009. No amounts have been recorded for these guarantees in the financial statements.

Other

Utility capital expenditures were $51.4 million in fiscal year 2009, compared with $55.3 million and $56.4 million for fiscal years 2008 and 2007, respectively. Utility capital expenditures are expected to be approximately $67 million in fiscal year 2010. The increase in capital expenditures expected for fiscal year 2010, compared with prior periods, is primarily attributable to anticipated additional purchases associated with software and technology enhancements, as well as other planned improvements to the Utility’s natural gas storage facilities. Non-utility capital expenditures for fiscal year 2009 were $1.0 million compared with $1.3 million in fiscal year 2008 and $2.5 million in fiscal year 2007, and are estimated to be approximately $0.3 million in fiscal year 2010.

Consolidated capitalization at September 30, 2009 consisted of 57.1% Laclede Group common stock equity and 42.9% Laclede Gas long-term debt.

Laclede Group’s ratio of earnings (from continuing operations) to fixed charges was 4.1 for fiscal year 2009, 3.7 for fiscal year 2008, and 2.9 for fiscal year 2007.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet its anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

CONTRACTUAL OBLIGATIONS

As of September 30, 2009, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Principal Payments on Long-Term Debt	$390.0	$—	$25.0	$25.0	$340.0
Interest Payments on Long-Term Debt	509.5	24.6	46.7	43.5	394.7
Operating Leases (a)	15.4	5.1	6.7	3.2	0.4
Purchase Obligations – Natural Gas (b)	1,474.3	705.5	599.9	147.4	21.5
Purchase Obligations – Other (c)	98.3	16.2	20.9	16.7	44.5
Total (d)	$2,487.5	$751.4	$699.2	$235.8	$801.1

(a)
Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the Regulated Gas Distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Regulated Gas Distribution and Non-Regulated Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2009 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The categories of Capital Leases and Other Long-Term Liabilities have been excluded from the table above because there are no material amounts of contractual obligations under these categories. Long-term liabilities associated with unrecognized tax benefits, totaling $1.4 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $1.6 million in fiscal year 2010. Laclede Gas anticipates a $1.9 million contribution relative to its non-qualified pension plans during fiscal year 2010. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $11.6 million to the qualified trusts and $0.4 million directly to participants from Laclede Gas’ funds during fiscal year 2010. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Laclede Gas’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of its PGA Clause. The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. The Utility is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. The Utility is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Laclede Gas also has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA Clause. For more information about the Utility’s natural gas derivative instruments, see Note 11, Derivative Instruments and Hedging Activities, of the Notes to the Consolidated Financial Statements.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed-price commitments associated with the purchase or sale of natural gas. As part of LER’s risk management policy, LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of exchange-traded/cleared futures contracts and swaps contracts to lock in margins. At September 30, 2009, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations. For details related to LER’s derivatives and hedging activities, see Note 11, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these concentrations of credit risk, including how LER manages these risks, see Note 12, Concentrations of Credit Risk, of the Notes to Consolidated Financial Statements.

The Company is also subject to interest rate risk associated with its long-term and short-term debt issuances. Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for information about the effect of changes in interest rates.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For a description of environmental matters, see Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations is included in Exhibit 99.1 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 36 of this report.

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the internal control over financial reporting of The Laclede Group, Inc. and its subsidiaries (the “Company”) as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2009 of the Company and our report dated November 20, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (ASC 740, Income Taxes), effective October 1, 2007.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of The Laclede Group, Inc. and its subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of income, common shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and its subsidiaries as of September 30, 2009 and 2008, and the results of their operations and cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (ASC 740, Income Taxes), effective October 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 20, 2009

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME

(Thousand, Except Per Share Amounts)
Years Ended September 30	2009	2008	2007

Operating Revenues:
Regulated Gas Distribution	$1,053,993	$1,128,287	$1,131,554
Non-Regulated Gas Marketing	836,865	1,075,845	718,704
Other	4,340	4,841	5,603
Total Operating Revenues	1,895,198	2,208,973	1,855,861
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	699,984	770,097	797,924
Other operation expenses	146,542	144,611	131,798
Maintenance	27,818	25,827	24,306
Depreciation and amortization	36,751	35,303	34,080
Taxes, other than income taxes	68,639	69,023	68,361
Total Regulated Gas Distribution Operating Expenses	979,734	1,044,861	1,056,469
Non-Regulated Gas Marketing	787,056	1,048,162	698,962
Other	3,344	4,603	5,376
Total Operating Expenses	1,770,134	2,097,626	1,760,807
Operating Income	125,064	111,347	95,054
Other Income and (Income Deductions) – Net	1,453	1,881	6,813
Interest Charges:
Interest on long-term debt	24,583	19,851	22,502
Interest on long-term debt to unconsolidated affiliate trust	—	486	277
Other interest charges	5,163	9,140	11,155
Total Interest Charges	29,746	29,477	33,934
Income from Continuing Operations Before Income Taxes
and Dividends on Laclede Gas Redeemable Preferred Stock	96,771	83,751	67,933
Income Tax Expense	32,509	26,190	22,146
Dividends on Laclede Gas Redeemable Preferred Stock	15	35	43
Income from Continuing Operations	64,247	57,526	45,744
Income from Discontinued Operations, Net of Income Tax (Note 2)	—	20,396	4,027
Net Income	$64,247	$77,922	$49,771

Average Number of Common Shares Outstanding:
Basic	21,893	21,657	21,455
Diluted	22,024	21,763	21,503

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.93	$2.66	$2.13
Income from Discontinued Operations	—	0.94	0.19
Net Income	$2.93	$3.60	$2.32

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.92	$2.64	$2.12
Income from Discontinued Operations	—	0.94	0.19
Net Income	$2.92	$3.58	$2.31

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Thousands)
Years Ended September 30	2009	2008	2007

Net Income	$64,247	$77,922	$49,771
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	6,019	8,091	7,976
Reclassification adjustment for gains included in net income	(15,270)	(3,814)	(9,451)
Net unrealized gains (losses) on cash flow hedging
derivative instruments	(9,251)	4,277	(1,475)
Defined benefit pension and other postretirement benefit plans:
Minimum pension liability adjustment	—	—	377
Net actuarial loss arising during the period	(1,728)	(271)	—
Amortization of actuarial loss included in net periodic pension and
postretirement benefit cost	199	171	—
Net defined benefit pension and other postretirement benefit plans	(1,529)	(100)	377
Other Comprehensive Income (Loss), Before Tax	(10,780)	4,177	(1,098)
Income Tax Expense (Benefit) Related to Items
of Other Comprehensive Income (Loss)	(4,146)	1,597	(424)
Other Comprehensive Income (Loss), Net of Tax	(6,634)	2,580	(674)
Comprehensive Income	$57,613	$80,502	$49,097

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(Thousands)
September 30	2009	2008

ASSETS
Utility Plant	$1,280,238	$1,229,174
Less – Accumulated depreciation and amortization	424,309	405,977
Net Utility Plant	855,929	823,197

Non-utility property (net of accumulated depreciation and
amortization, 2009, $3,508, 2008, $4,035)	4,061	3,793
Other investments	44,973	43,314
Other Property and Investments	49,034	47,107

Current Assets:
Cash and cash equivalents	74,591	14,899
Accounts receivable:
Utility	81,262	98,708
Non-utility	42,382	102,389
Other	7,511	10,486
Allowances for doubtful accounts	(11,160)	(12,624)
Inventories:
Natural gas stored underground at LIFO cost	93,313	206,267
Propane gas at FIFO cost	19,847	19,911
Materials, supplies, and merchandise at average cost	4,158	5,301
Natural gas receivable	28,344	16,257
Derivative instrument assets	17,178	57,210
Unamortized purchased gas adjustments	—	33,411
Deferred income taxes	1,707	—
Prepayments and other	9,650	9,693
Total Current Assets	368,783	561,908

Deferred Charges:
Regulatory assets	482,999	334,755
Other	5,273	5,688
Total Deferred Charges	488,272	340,443
Total Assets	$1,762,018	$1,772,655

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

(Thousands)
September 30	2009	2008

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$517,030	$486,479
Laclede Gas redeemable preferred stock (less current sinking fund requirements)	—	467
Long-term debt – Laclede Gas	389,240	389,181
Total Capitalization	906,270	876,127

Current Liabilities:
Notes payable	129,800	215,900
Accounts payable	72,765	159,580
Advance customer billings	21,140	25,548
Current portion of preferred stock	—	160
Wages and compensation accrued	12,682	12,197
Dividends payable	8,687	8,400
Customer deposits	12,400	14,020
Interest accrued	9,943	10,094
Taxes accrued	15,951	11,387
Unamortized purchased gas adjustments	3,130	—
Deferred income taxes current	—	11,669
Other	12,642	10,249
Total Current Liabilities	299,140	479,204

Deferred Credits and Other Liabilities:
Deferred income taxes	256,196	222,761
Unamortized investment tax credits	3,754	3,973
Pension and postretirement benefit costs	202,681	98,513
Asset retirement obligations	25,503	26,833
Regulatory liabilities	44,225	42,191
Other	24,249	23,053
Total Deferred Credits and Other Liabilities	556,608	417,324
Commitments and Contingencies (Note 17)
Total Capitalization and Liabilities	$1,762,018	$1,772,655

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION

(Thousands, Except for Shares and Per Share Amounts)
September 30	2009	2008

Common Stock Equity:
Common stock, par value $1 per share:
Authorized – 2009 and 2008, 70,000,000 shares
Issued – 2009, 22,168,120 shares; and 2008, 21,993,473 shares	$22,168	$21,993
Paid-in capital	154,218	147,241
Retained earnings	342,810	312,808
Accumulated other comprehensive income (loss)	(2,166)	4,437
Total Common Stock Equity	517,030	486,479

Laclede Gas Redeemable Preferred Stock, par value $25 per share
(1,480,000 shares authorized) issued and outstanding:
5% Series B – 2008, 19,200 shares	—	320
4.56% Series C – 2008, 5,894 shares	—	147
Total Redeemable Preferred Stock	—	467

Long-Term Debt – Laclede Gas:
First Mortgage Bonds:
6-1/2% Series, due November 15, 2010	25,000	25,000
6-1/2% Series, due October 15, 2012	25,000	25,000
5-1/2% Series, due May 1, 2019	50,000	50,000
7% Series, due June 1, 2029	25,000	25,000
7.90% Series, due September 15, 2030	30,000	30,000
6% Series, due May 1, 2034	100,000	100,000
6.15% Series, due June 1, 2036	55,000	55,000
6.35% Series, due October 15, 2038	80,000	80,000
Total	390,000	390,000
Unamortized discount, net of premium, on long-term debt	(760)	(819)
Total Long-Term Debt – Laclede Gas	389,240	389,181
Total Capitalization	$906,270	$876,127

Long-term debt and preferred stock dollar amounts are exclusive of current portion.

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Issued		Paid-in	Retained	Accum. Other Comp.
(Thousands, Except for Shares and Per Share Amounts)	Shares	Amount	Capital	Earnings	Income	Total

BALANCE OCTOBER 1, 2006	21,361,639	$21,362	$127,125	$250,495	$3,655	$402,637
Net income	—	—	—	49,771	—	49,771
Dividend reinvestment plan	116,973	117	3,690	—	—	3,807
Stock-based compensation costs	—	—	2,388	—	—	2,388
Employee stock options exercised	108,025	108	2,946	—	—	3,054
Employee restricted stock awards	59,000	59	(59)	—	—	—
Non-employee directors’ restricted stock awards	—	—	(292)	—	—	(292)
Tax benefit – stock compensation	—	—	263	—	—	263
Dividends declared:
Common stock ($1.46 per share)	—	—	—	(31,505)	—	(31,505)
Other comprehensive loss, net of tax	—	—	—	—	(674)	(674)
Adoption of SFAS No. 158, as codified in ASC Topic 715, net of tax	—	—	—	—	(1,124)	(1,124)
BALANCE SEPTEMBER 30, 2007	21,645,637	21,646	136,061	268,761	1,857	428,325
Adoption of FIN 48, as codified in ASC Topic 740, as of October 1, 2007	—	—	—	(1,099)	—	(1,099)
Net income	—	—	—	77,922	—	77,922
Dividend reinvestment plan	106,436	106	3,681	—	—	3,787
Stock-based compensation costs	—	—	2,615	—	—	2,615
Employee stock options exercised	178,750	179	4,833	—	—	5,012
Employee restricted stock awards	62,650	62	(62)	—	—	—
Non-employee directors’ restricted stock awards	—	—	(421)	—	—	(421)
Tax benefit – stock compensation	—	—	534	—	—	534
Dividends declared:
Common stock ($1.50 per share)	—	—	—	(32,776)	—	(32,776)
Other comprehensive income, net of tax	—	—	—	—	2,580	2,580
BALANCE SEPTEMBER 30, 2008	21,993,473	21,993	147,241	312,808	4,437	486,479
Net income	—	—	—	64,247	—	64,247
Dividend reinvestment plan	47,037	47	1,969	—	—	2,016
Stock-based compensation costs	—	—	3,981	—	—	3,981
Employee stock options exercised	54,125	54	1,604	—	—	1,658
Employee restricted stock awards	73,485	74	(74)	—	—	—
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(675)	—	—	(675)
Non-employee directors’ restricted stock awards	—	—	(570)	—	—	(570)
Tax benefit – stock compensation	—	—	742	—	—	742
Dividends declared:
Common stock ($1.54 per share)	—	—	—	(34,100)	—	(34,100)
Other comprehensive loss, net of tax	—	—	—	—	(6,634)	(6,634)
Adoption of SFAS No. 158, as codified in ASC Topic 715, net of tax	—	—	—	(145)	31	(114)
BALANCE SEPTEMBER 30, 2009	22,168,120	$22,168	$154,218	$342,810	$(2,166)	$517,030

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

(Thousands)
Years Ended September 30	2009	2008	2007

Operating Activities:
Net Income	$64,247	$77,922	$49,771
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	(44,401)	—
Depreciation, amortization and accretion	37,041	36,913	38,308
Deferred income taxes and investment tax credits	17,937	5,786	(16,144)
Other - net	3,682	5,494	2,118
Changes in assets and liabilities:
Accounts receivable – net	78,964	(50,106)	(15,927)
Unamortized purchased gas adjustments	36,541	(20,598)	31,568
Deferred purchased gas costs	(45,234)	(19,614)	13,381
Accounts payable	(86,184)	59,161	2,181
Advance customer billings – net	(4,408)	108	(6,003)
Taxes accrued	4,546	(6,886)	5,404
Natural gas stored underground	102,868	(68,011)	(780)
Other assets and liabilities	18,753	(12,300)	(22,586)
Net cash provided by (used in) operating activities	228,753	(36,532)	81,291

Investing Activities:
Proceeds from sale of discontinued operations	—	83,554	—
Capital expenditures	(52,384)	(56,621)	(58,870)
Other investments	130	(1,393)	153
Proceeds from unconsolidated affiliate trust’s redemption of its common securities	—	1,400	—
Net cash (used in) provided by investing activities	(52,254)	26,940	(58,717)

Financing Activities:
Issuance of First Mortgage Bonds	—	80,000	—
Maturity of First Mortgage Bonds	—	(40,000)	—
Redemption of long-term debt to unconsolidated affiliate trust	—	(46,400)	—
(Repayment) issuance of short-term debt - net	(86,100)	4,500	4,100
Change in book overdrafts	652	—	—
Issuance of common stock	3,674	8,799	6,861
Non-employee directors’ restricted stock awards	(570)	(421)	(292)
Dividends paid	(33,806)	(32,430)	(31,193)
Preferred stock redeemed/reacquired	(627)	(160)	(159)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(675)	—	—
Excess tax benefits from stock-based compensation	761	387	77
Other	(116)	(2,530)	—
Net cash used in financing activities	(116,807)	(28,255)	(20,606)

Net Increase (Decrease) in Cash and Cash Equivalents	59,692	(37,847)	1,968
Cash and Cash Equivalents at Beginning of Year	14,899	52,746	50,778
Cash and Cash Equivalents at End of Year	$74,591	$14,899	$52,746

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$29,266	$32,687	$35,241
Income taxes	5,936	47,572	26,191

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiary companies. All subsidiaries are wholly owned. Laclede Gas Company (Laclede Gas or the Utility) and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All intercompany balances have been eliminated from the consolidated financial statements of Laclede Group except that certain intercompany transactions with Laclede Gas are not eliminated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 980, “Regulated Operations.” Those types of transactions include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table included in Note 16 under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
DISCONTINUED OPERATIONS - On March 31, 2008, Laclede Group sold 100% of its interest in SM&P Utility Resources, Inc. (SM&P), its wholly-owned subsidiary, which comprised the Non-Regulated Services segment. In accordance with generally accepted accounting principles, the results of operations for SM&P are reported as discontinued operations in the statement of income. The operating results of SM&P have been aggregated and reported on the Statements of Consolidated Income as Income from Discontinued Operations, Net of Income Tax. The Company has reported in discontinued operations interest expense based on amounts previously recorded by SM&P. Discontinued operations does not include general corporate overheads previously recorded by SM&P. Prior periods have been reclassified to conform to the current-period presentation. For additional information relative to the Company’s sale of SM&P, refer to Note 2, Discontinued Operations.
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
NATURE OF OPERATIONS - Laclede Group is a public utility holding company under the Public Utility Holding Company Act of 2005. All subsidiaries are wholly owned by Laclede Group. The Regulated Gas Distribution segment includes Laclede Gas, Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas serves an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten counties in eastern Missouri. As an adjunct to its gas distribution business, Laclede Gas operates an underground natural gas storage field. The Non-Regulated Gas Marketing segment includes LER, a subsidiary engaged in the marketing of natural gas and related activities on a non-regulated basis. The activities of other subsidiaries are described in Note 16, Information by Operating Segment, and are included in the Other column.
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
Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. In fiscal years 2009, 2008, and 2007, annual depreciation and amortization expense averaged 3.1% of the original cost of depreciable and amortizable property.
The Utility’s capital expenditures were $51.4 million, $55.3 million, and $56.4 million for fiscal years 2009, 2008, and 2007, respectively. Additionally, the Utility had recorded accruals for capital expenditures totaling $1.7 million for September 30, 2009 and $2.3 million for September 30, 2008. Accrued capital expenditures at September 30, 2007 were not material. Accrued capital expenditures are excluded from the Statements of Consolidated Cash Flows.
ASSET RETIREMENT OBLIGATIONS - Laclede Group records legal obligations associated with the retirement of long-lived assets in the period in which the obligations are incurred, if sufficient information exists to reasonably estimate the fair value of the obligations. Obligations are recorded as both a cost of the related long-lived asset and as a corresponding liability. Subsequently, the asset retirement costs are depreciated over the life of the asset and the asset retirement obligations are accreted to the expected settlement amounts. The Company has recorded asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of Laclede Gas’ distribution system and general plant. Asset retirement obligations recorded by Laclede Group’s non-regulated subsidiaries are not material. As authorized by the MoPSC, Laclede Gas accrues future asset removal costs associated with its property, plant and equipment even if a legal obligation does not exist. Such accruals are provided for through depreciation expense and are recorded with corresponding credits to regulatory liabilities. When Laclede Gas retires depreciable utility plant and equipment, it charges the associated original costs to accumulated depreciation and amortization, and any related removal costs incurred are charged to regulatory liabilities. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognized for financial reporting purposes is a timing difference between recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, these differences are deferred as regulatory liabilities. In the rate setting process, the regulatory liability is deducted from the rate base upon which the Utility has the opportunity to earn its allowed rate of return.
The following table presents a reconciliation of the beginning and ending balances of Asset retirement obligations at September 30 as reported in the Consolidated Balance Sheets:

(Thousands)	2009	2008

Asset retirement obligations, beginning of year	$26,833	$26,125
Liabilities incurred during the period	415	235
Liabilities settled during the period	(2,776)	(1,035)
Accretion	1,567	1,567
Revisions in estimated cash flows	(536)	(59)
Asset retirement obligations, end of year	$25,503	$26,833

REGULATED OPERATIONS - Laclede Gas accounts for its regulated operations in accordance with ASC Topic 980. This Topic sets forth the application of generally accepted accounting principles (GAAP) for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

(Thousands)	2009	2008

Regulatory Assets:
Future income taxes due from customers	$91,782	$85,456
Pension and postretirement benefit costs	280,939	182,890
Unamortized purchased gas adjustments	—	33,411
Purchased gas costs	94,305	49,071
Compensated absences	7,425	7,253
Cold weather rule	5,264	6,074
Other	3,284	4,011
Total Regulatory Assets	$482,999	$368,166
Regulatory Liabilities:
Unamortized purchased gas adjustments	$3,130	$—
Unamortized investment tax credits	3,754	3,973
Accrued cost of removal	41,590	35,922
Other	2,635	6,269
Total Regulatory Liabilities	$51,109	$46,164

As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 million are being recovered and amortized on a straight-line basis over a fifteen-year period, without return on investment. Amortization of these costs totaled $6.9 million from December 27, 1999 through September 30, 2009. Previously deferred costs of $2.1 million are being recovered and amortized on a straight-line basis over a 10 year period, without return on investment. Amortization of these costs totaled $2.0 million from December 27, 1999 through September 30, 2009.
NATURAL GAS STORED UNDERGROUND - Inventory of Utility natural gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of natural gas stored underground for current use at September 30, 2009 and September 30, 2008 was less than the LIFO cost by $33.1 million and $21.8 million, respectively. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at September 30, 2009 and 2008, for the Utility, were $12.7 million and $13.5 million, respectively.
LER and Laclede Group’s other subsidiaries record revenues when earned, either when the product is delivered or when services are performed.
In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Most of LER’s derivative natural gas contracts are designated as normal purchases or normal sales, and, as such, are excluded from the scope of ASC Topic 815, “Derivatives and Hedging.” As such, those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues are recorded using a gross presentation.

PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT – As authorized by the MoPSC, the PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. To better match customer billings with market natural gas prices, the Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. The MoPSC clarified that costs, cost reductions, and carrying costs associated with the Utility’s use of natural gas derivative instruments are gas costs recoverable through the PGA mechanism. Certain other provisions of the PGA Clause are included below:
•
The tariffs allow the Utility flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months.

•
The Utility is authorized to recover gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season. The Utility is also authorized to apply carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments, including cash payments for margin deposits.

•
Previously, the MoPSC approved a plan applicable to the Utility’s gas supply commodity costs under which it could retain up to 10% of cost savings associated with the acquisition of natural gas below an established benchmark level of gas cost. This gas supply cost management program required that if Laclede Gas’ retention of cost savings reached $5 million, the Utility would retain 1% of any remaining cost savings. The settlement of the Utility’s 2007 rate case provides certain modifications to the plan, including a provision that allows the Utility to retain 10% of cost savings, up to a maximum of $3.0 million annually, commencing October 1, 2007. The Utility recorded $0.6 million in pre-tax income under the plan in fiscal year 2008. Laclede Gas did not record any income under the plan during fiscal years 2009 and 2007. Income recorded under the plan is included in Regulated Gas Distribution Operating Revenues on the Statements of Consolidated Income.

Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA (including costs and cost reductions associated with the use of derivative instruments and gas inventory carrying costs), amounts due to or from customers related to operation of the gas supply cost management program, refunds received from the Company’s suppliers in connection with gas supply, transportation, and storage services, and carrying costs on such over- or under-recoveries are reflected as a deferred charge or credit until fiscal year end. At that time, the balance is classified as a current asset or current liability and recovered from or credited to customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings. Effective October 1, 2007, the PGA Clause also provides for the treatment of income from off-system sales and capacity release revenues, as described below.
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
CASH AND CASH EQUIVALENTS - All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value. Outstanding checks on the Company’s controlled disbursement bank accounts in excess of funds on deposit create book overdrafts (which are funded at the time checks are presented for payment) and are classified as Other in the Current Liabilities section of the Consolidated Balance Sheets. Changes in book overdrafts between periods are reflected as Financing Activities in the Statements of Consolidated Cash Flows.
NATURAL GAS RECEIVABLE – From time to time, LER enters into natural gas transactions with natural gas pipeline companies known as park and loan arrangements. Under the terms of the arrangements, LER purchases natural gas from a third party and delivers that natural gas to the pipeline company for the right to receive the same quantity of natural gas from the pipeline company at the same location in a specified future period. These arrangements are accounted for as non-monetary transactions under GAAP and are recorded at the carrying amount. As such, natural gas receivables are reflected on the Consolidated Balance Sheets at cost, which includes related pipeline fees associated with the transactions. In the period that the natural gas is returned to LER, concurrent with the sale of the natural gas to a third party, the related natural gas receivable is expensed in the Statements of Consolidated Income. In conjunction with these transactions, LER usually enters into New York Mercantile Exchange (NYMEX) natural gas futures contracts or fixed price sales agreements to protect against market changes in future sales prices.
EARNINGS PER COMMON SHARE - Basic earnings per common share is computed by dividing Net Income by the weighted average number of shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company had outstanding at September 30, 2009, were stock options and nonvested restricted stock and restricted stock units. The diluted weighted average shares outstanding, as shown in Note 4, reflects the potential dilution as a result of these stock options and nonvested restricted stock/units as determined using the Treasury Stock Method. Securities that are antidilutive are excluded from the calculation of diluted earnings per share.
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
GROSS RECEIPTS AND SALES TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues were $51.6 million, $52.5 million, and $51.8 million for fiscal years 2009, 2008, and 2007, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
Sales taxes imposed on applicable Company sales are billed to customers. These amounts are not recorded in the Statements of Consolidated Income, but are recorded as tax collections payable and included in the Other line of the Current Liabilities section of the Consolidated Balance Sheets.
ALLOWANCES FOR DOUBTFUL ACCOUNTS - Estimates of the collectibility of trade accounts receivables are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. The Utility’s provision for uncollectible accounts is dependent on the regulatory treatment provided for such costs. The Utility was allowed to defer for future recovery uncollectible expenses associated with amendments to the Cold Weather Rule for fiscal year 2007, as approved by the MoPSC.
GROUP MEDICAL AND WORKERS’ COMPENSATION RESERVES - The Company self-insures its group medical and workers’ compensation costs and carries stop-loss coverage in relation to medical claims and workers’ compensation claims. Reserves for amounts incurred but not reported are established based on historical cost levels and lags between occurrences and reporting.

SUBSEQUENT EVENTS - The preparation of financial statements in accordance with generally accepted accounting principles requires the consideration of events or transactions that occur after the balance sheet date but before the financial statements are issued. Depending on the nature of the subsequent event, financial statement recognition or disclosure of the subsequent event is required. In preparing its consolidated financial statements, the Company has evaluated subsequent events known through the time of this filing on November 20, 2009, the date the consolidated financial statements were issued.
STOCK-BASED COMPENSATION - The Laclede Group 2006 Equity Incentive Plan (the 2006 Plan) was approved at the annual meeting of shareholders of Laclede Group on January 26, 2006. The purpose of the 2006 Plan is to encourage officers and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation Committee (Committee) of the Board of Directors may grant awards under the 2006 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Committee. Under the terms of the 2006 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The 2006 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award. The maximum number of shares reserved for issuance under the 2006 Plan is 1,250,000. The 2006 Plan replaced the Laclede Group Equity Incentive Plan (the 2003 Plan). Shares reserved under the 2003 Plan, other than those needed for currently outstanding awards, were canceled upon shareholder approval of the 2006 Plan.
The Company’s Restricted Stock Plan for Non-Employee Directors (Plan) was approved by shareholders in January 2003. The principal purpose of the Plan is to attract and retain qualified persons who are not employees or former employees of the Company or any of its subsidiaries for service as members of the Board of Directors and to encourage ownership in the Company by such non-employee directors by granting shares of common stock subject to restrictions. Shares vest depending on the participant’s age upon entering the Plan and years of service as a director. The total number of shares of common stock that may be issued under the Restricted Stock Plan for Non-Employee Directors was 50,000. In January 2009, shareholders approved an amendment to the Restricted Stock Plan for Non-Employee Directors, increasing the number of shares of common stock available under the Plan to 150,000.
The Company issues new shares to satisfy employee restricted stock awards and stock option exercises. Shares for non-employee directors are purchased on the open market.

Restricted Stock Awards

During fiscal year 2009, the Company awarded 89,850 performance-contingent restricted shares and share units to executive officers at a weighted average grant date fair value of $47.17 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The shares and share units were awarded on November 5, 2008 and have a performance period ending September 30, 2011, during which participants are entitled to receive full dividends and voting rights on the target level, or 59,900 shares. The number of shares and share units that will ultimately vest is dependent upon the attainment of certain levels of earnings growth and portfolio development performance goals; further, under the terms of the award, the Compensation Committee of the Board of Directors may reduce by up to 25% the number that vest if the Company’s total shareholder return (TSR) during the performance period ranks below the median relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles and is discussed further below.
The weighted average grant date fair value of performance-contingent restricted stock awarded during fiscal years 2008 and 2007 was $29.99 and $34.95, respectively.
On November 2, 2008, 43,000 shares of performance-contingent restricted stock, awarded on November 2, 2005, vested. On that date, the Company withheld 12,615 of these vested shares at an average price of $53.48 per share pursuant to elections by employees to satisfy tax withholding obligations.

Performance-contingent restricted stock and performance-contingent restricted stock unit activity for fiscal year 2009 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2008	179,100	$31.40

Granted	89,850	$47.17
Vested	(43,000)	$30.46
Forfeited	—	$—

Nonvested at September 30, 2009	225,950	$37.85

During fiscal year 2009, the Company awarded 27,100 shares of time-vested restricted stock to executives and key employees at a weighted average grant date fair value of $50.89 per share. These shares were awarded on November 5, 2008 and vest November 5, 2011. On March 31, 2009, the Company also awarded 800 shares of time-vested restricted stock to key employees at a weighted average grant date fair value of $38.98 per share. These shares vest April 1, 2012. In the interim, participants receive full dividends and voting rights. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal year 2008 was $31.99 per share.
During fiscal year 2009, the Company awarded 12,500 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $46.52 per share. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2008 and 2007 was $33.77 and $32.74 per share, respectively. These shares vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.
Time-vested restricted stock and time-vested restricted stock unit activity for fiscal year 2009 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2008	56,850	$32.36

Granted	40,400	$49.30
Vested	(5,400)	$42.36
Forfeited	(1,700)	$46.97

Nonvested at September 30, 2009	90,150	$39.08

The total fair value of restricted stock (performance-contingent and time-vested) vested during fiscal years 2009, 2008, and 2007 was $2.6 million, $98,000, and $83,000, respectively, and the related actual tax benefit realized was $1.0 million, $38,000, and $32,000, respectively.

Stock Option Awards

No stock options were granted during fiscal years 2009 and 2008. The weighted average fair value of stock options granted during fiscal year 2007 was $8.07 per option.
Stock option activity for fiscal year 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at September 30, 2008	415,850	$30.84

Granted	—	$—
Exercised	(54,125)	$30.63
Forfeited	(3,000)	$33.45
Expired	(2,500)	$32.26

Outstanding at September 30, 2009	356,225	$30.84	5.4	$699

Fully Vested and Expected to Vest at September 30, 2009	351,158	$30.80	5.4	$697

Exercisable at September 30, 2009	283,850	$30.14	5.0	$663

Exercise prices of options outstanding at September 30, 2009 range from $23.27 to $34.95. During fiscal year 2009, cash received from the exercise of stock options was $1.7 million, the intrinsic value of the options exercised was $0.9 million and the related actual tax benefit realized was $0.4 million. During fiscal year 2008, cash received from the exercise of stock options was $5.0 million, the intrinsic value of the options exercised was $2.0 million and the related actual tax benefit realized was $0.8 million. During fiscal year 2007, cash received from the exercise of stock options was $3.1 million, the intrinsic value of the options exercised was $0.8 million and the related actual tax benefit realized was $0.3 million.
The closing price of the Company’s common stock was $32.16 at September 30, 2009.

Equity Compensation Costs

Compensation cost for performance-contingent restricted stock awards is based upon the probable outcome of the performance conditions. For shares that do not vest or are not expected to vest due to the outcome of the performance conditions, no compensation cost is recognized and any previously recognized compensation cost is reversed.

The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, is estimated using the closing price of the Company’s stock on the date of the grant. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value per share of the awards subject to the TSR provision awarded during fiscal years 2009 and 2008 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2009	2008	2007

Risk free interest rate	1.61%	2.89%	Not applicable
Expected dividend yield of stock	—	—	Not applicable
Expected volatility of stock	31.8%	24.96%	Not applicable
Vesting period	2.9 years	2.8 years	Not applicable

The risk free interest rate was based on the yield on U.S. Treasury securities matching the vesting period. The expected volatility is based on the historical volatility of the Company’s stock. Volatility assumptions were also made for each of the companies included in the comparator group. The vesting period is equal to the performance period set forth in the terms of the award.
The fair value of the options granted during fiscal year 2007 was estimated at the date of grant using a binomial option-pricing model based on the assumptions noted in the following table. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free rate was based on U.S. Treasury yields at the grant date. The expected life of options was based on generalized expectations regarding the behavior of option holders since the Company’s experience was not yet sufficient to develop an assumption specific to its employees.

	2009	2008	2007

Risk free interest rate	Not applicable	Not applicable	4.60%
Expected dividend yield of stock	Not applicable	Not applicable	4.20%
Expected volatility of stock	Not applicable	Not applicable	25.00%
Expected life of option	Not applicable	Not applicable	96 months

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

(Thousands)	2009	2008	2007

Total compensation cost	$3,990	$2,651	$2,401
Compensation cost capitalized	(815)	(578)	(524)
Compensation cost recognized in net income	3,175	2,073	1,877
Income tax benefit recognized in net income	(1,225)	(799)	(725)
Compensation cost recognized in net income, net of income tax	$1,950	$1,274	$1,152

As of September 30, 2009, there was $5.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.3 years.

NEW ACCOUNTING STANDARDS - In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” as codified in ASC Topic 820, “Fair Value Measurements and Disclosures.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with ASC Topic 718, “Compensation-Stock Compensation.” The Company partially adopted SFAS No. 157 on October 1, 2008 and elected the one-year deferral allowed by FASB Staff Position (FSP) No. FAS 157-2, which permits delayed application of this Statement for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed at fair value on a recurring basis. The partial adoption of this Statement had no impact on the Company’s financial position or results of operations. For disclosures required pursuant to ASC Topic 820, see Note 10, Fair Value Measurements. The Company will adopt SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities (primarily asset retirement obligations) as of the beginning of fiscal year 2010 and does not anticipate that such adoption will have a material impact on the Company’s financial position or results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan,” as codified in ASC Topic 715, “Compensation-Retirement Benefits.” Laclede Group adopted the recognition and disclosure provisions of this Statement effective September 30, 2007. The Statement also requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position. As a result of adopting this provision on September 30, 2009, the Company changed the measurement date for its pension and other postretirement benefit plans from June 30 to September 30. Adoption required certain adjustments to retained earnings and accumulated other comprehensive income. However, the majority of these adjustments, attributable to the Company’s qualified pension plans and other postretirement benefit plans, were deferred with entries to regulatory assets. For details on the effect of adoption, refer to Note 3, Pension Plans and Postretirement Benefits.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” as codified in ASC Topic 825, “Financial Instruments.” The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Upon adoption, entities are permitted to choose, at specified election dates, to measure eligible items at fair value (fair value option). Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. The decision about whether to elect the fair value option is applied instrument by instrument with few exceptions. The decision is also irrevocable (unless a new election date occurs) and must be applied to entire instruments and not to portions of instruments. SFAS No. 159 requires that cash flows related to items measured at fair value be classified in the statement of cash flows according to their nature and purpose as required by ASC Topic 230, “Statement of Cash Flows.” The Company adopted SFAS No. 159 on October 1, 2008. The Company did not elect the fair value option for any instruments not currently reported at fair value. Therefore, the adoption of this Statement had no effect on the Company’s financial position or results of operations.
In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” This EITF Issue is codified in ASC Topic 718. This Issue addresses how an entity should recognize the tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings. The Task Force reached a consensus that such tax benefits should be recognized as an increase in additional paid-in capital. This Issue also addresses how the accounting for these tax benefits is affected if an entity’s estimate of forfeitures changes in subsequent periods. With the adoption of this EITF Issue on October 1, 2008, the Company now records these income tax benefits as increases to additional paid-in capital. Previously, the Company recorded these income tax benefits as reductions to income tax expense. Adoption of this EITF Issue did not have a material effect on the Company’s financial position or results of operations.

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement is codified in ASC Topic 815 and requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement was effective for the Company’s interim and annual financial statements beginning with the second quarter of fiscal year 2009. The Statement does not require disclosures for periods prior to initial adoption. The adoption of this standard had no effect on the Company’s financial position or results of operations. For disclosures required pursuant to ASC Topic 815, see Note 11, Derivative Instruments and Hedging Activities.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” as codified in ASC Topic 260, “Earnings per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in ASC Topic 260. The guidance in this FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP will be effective for Laclede Group as of the beginning of fiscal year 2010. The FSP requires that the guidance be applied retrospectively to all prior-period EPS data presented. Certain of the Company’s stock-based compensation awards pay nonforfeitable dividends to the participants during the vesting period and, as such, will be deemed participating securities under this FSP. Upon adoption of this FSP, application of the two-class method will result in reductions to previously reported basic and diluted EPS. The Company believes such reductions will not be more than $0.03 per share annually. Reported net income and cash flows will be unaffected. The Company will retrospectively adjust comparative prior-period EPS amounts beginning in the first quarter of fiscal year 2010.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” as codified in ASC Topic 715. This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosure of information regarding investment policies and strategies, the categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. The Company will be required to provide the additional disclosures with its annual financial statements for fiscal year 2010. The Company is currently evaluating the provisions of this FSP.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified in ASC Topic 820 and ASC Topic 270, “Interim Reporting.” This FSP requires entities to provide disclosure of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet, in interim reporting periods. Prior to the issuance of this FSP, such disclosures were required only in annual reporting periods. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. Laclede Group adopted this FSP in the third quarter of fiscal year 2009.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as codified in ASC Topic 855, “Subsequent Events.” Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Statement carries forward the guidance on this topic that is currently contained in the auditing literature with certain minor changes that are not expected to significantly affect current practice. The Company adopted the Statement on a prospective basis in the third quarter of fiscal year 2009. The adoption of this Statement had no effect on the Company’s financial statements. For disclosure of the date through which the Company has evaluated subsequent events, see the Subsequent Events section above.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Statement, also known as Accounting Standards Update (ASU) No. 2009-01, is a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which the Company previously adopted on November 15, 2008 without any effect on the consolidated financial statements. SFAS No. 168 establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Laclede Group adopted SFAS No. 168 in the fourth quarter of fiscal year 2009. The Codification does not change GAAP, but it reorganizes the guidance into approximately 90 different topics using a consistent structure. Accordingly, the Company’s adoption of SFAS No. 168 had no effect on its financial position, results of operations, or cash flows. Upon adoption of SFAS No. 168, essentially all existing non-Securities and Exchange Commission (SEC) accounting guidance not included in the Codification was superseded and deemed nonauthoritative. As such, the Company has modified certain references to specific accounting standards included in this filing.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” to update ASC Topic 820. The guidance provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the ASU specifies that a valuation technique should be applied that uses either the quote of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. This ASU is effective for Laclede Group in the first quarter of fiscal year 2010 and is not expected to have a material impact on the Company’s financial position or results of operations.

2.	DISCONTINUED OPERATIONS

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary, SM&P, to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P was an underground facilities locating and marking business that previously comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. For information concerning Laclede Group’s obligations under these provisions, see Note 17, Commitments and Contingencies.
In accordance with generally accepted accounting principles, the operating results of SM&P have been aggregated and reported on the Statements of Consolidated Income as Income from Discontinued Operations, Net of Income Tax. The Company has reported in discontinued operations interest expense based on amounts previously recorded by SM&P. Discontinued operations includes pre-tax interest expense of $1.6 million for fiscal year 2008 and $3.3 million for fiscal year 2007. Discontinued operations does not include general corporate overhead expense. Income from Discontinued Operations reported in the Statements of Consolidated Income consists of the following:

(Thousands)	2008	2007

Operating revenues	$65,423	$165,733

Income (loss) from operations	(9,434)	6,916
Gain on disposal	44,401	—
Pre-tax income	34,967	6,916
Income tax expense	14,571	2,889
Income from Discontinued Operations	$20,396	$4,027

 Cash flows from SM&P’s operations were not material.

3.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

In September 2009, the Company adopted the measurement date provisions in ASC Topic 715. ASC Topic 715 requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position. The Company previously used a June 30 valuation date for its benefit plans. To change to a September 30 measurement date, the Company elected to use the 15-month alternative transition approach, wherein benefit costs for the period between June 30, 2008 and September 30, 2009 are allocated proportionately between a retained earnings adjustment and periodic benefit cost for the period. As a result of changing the measurement date, excluding the effect of income taxes, the Company recorded a one-time cumulative effect adjustment to reduce retained earnings by $0.2 million, increase accumulated other comprehensive income by $50,000, and, pursuant to ASC Topic 980, increase net regulatory assets by $5.1 million. In conjunction with the adoption, the Company recorded increases to benefit liabilities totaling $5.3 million.

Pension Plans

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees. Effective January 1, 2009, the Company modified the calculation of future benefits under the primary plan from a years of service and final average compensation formula to a cash balance formula, which accrues benefits based on a percentage of compensation. Benefits attributable to plan participation prior to January 1, 2009 will be based on final average compensation at the date of termination of employment and years of service earned through January 1, 2009. Plan assets consist primarily of corporate and U.S. government obligations and equity investments.

Pension costs in 2009, 2008, and 2007 amounted to $6.2, $6.1, and $5.5 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

(Thousands)	2009	2008	2007

Service cost – benefits earned during the period	$8,936	$12,970	$12,422
Interest cost on projected benefit obligation	20,957	18,680	17,929
Expected return on plan assets	(20,938)	(20,650)	(20,295)
Amortization of prior service cost	1,035	1,088	1,143
Amortization of actuarial loss	3,096	3,165	3,673
Sub-total	13,086	15,253	14,872
Loss on lump-sum settlement	—	—	803
Regulatory adjustment	(6,890)	(9,120)	(10,131)
Net pension cost	$6,196	$6,133	$5,544

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2009	2008

Current year actuarial loss	$84,187	$18,050
Amortization of actuarial loss	(3,096)	(3,165)
Amortization of prior service cost	(1,035)	(1,088)
Sub-total	80,056	13,797
Regulatory adjustment	(78,527)	(13,697)
Total recognized in other comprehensive income	$1,529	$100

Changes in the minimum pension liability resulted in credits to other comprehensive income of $0.4 million in fiscal year 2007, excluding the effect of regulatory treatment. After the effect of regulatory treatment, credits recognized in other comprehensive income for fiscal year 2007 were also $0.4 million.
Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a MoPSC Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during fiscal years 2009 and 2008. Lump-sum payments recognized as settlements during fiscal year 2007 were $3.0 million.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an allowance of $4.1 million annually effective October 1, 2005 and $4.8 million annually effective August 1, 2007. The difference between this amount and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

(Thousands)	2009 *	2008

Benefit obligation at beginning of year	$308,736	$293,265
Service cost	12,371	12,970
Interest cost	26,150	18,680
Actuarial loss (gain)	54,769	(19)
Gross benefits paid	(23,994)	(16,160)

Benefit obligation at end of year	$378,032	$308,736

Accumulated benefit obligation at end of year	$305,255	$238,769

*	Due to the change in measurement date, fiscal year 2009 amounts reflect 15 months of activity from July 1, 2008 to September 30, 2009.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2009 *	2008

Fair value of plan assets at beginning of year	$248,346	$260,280
Actual return on plan assets	(3,245)	2,581
Employer contributions	2,581	1,645
Gross benefits paid	(23,994)	(16,160)
Fair value of plan assets at end of year	$223,688	$248,346

Funded status of plans	$(154,344)	$(60,390)
Fourth quarter contribution adjustment	—	56
Funded status, end of year	$(154,344)	$(60,334)

*	Due to the change in measurement date, fiscal year 2009 amounts reflect 15 months of activity from July 1, 2008 to September 30, 2009.

The following table sets forth the amounts recognized in the Consolidated Balance Sheets at September 30:

(Thousands)	2009	2008

Noncurrent assets	$—	$—
Current liabilities	(1,920)	(1,460)
Noncurrent liabilities	(152,424)	(58,874)
Total	$(154,344)	$(60,334)

Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic pension cost consist of:
Net actuarial loss	$162,689	$82,371
Prior service costs	9,950	11,244
Sub-total	172,639	93,615
Adjustments for amounts included in Regulatory Assets	(168,246)	(90,701)
Total	$4,393	$2,914

At September 30, 2009, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic pension cost during fiscal year 2010:

(Thousands)

Amortization of net actuarial loss	$8,139
Amortization of prior service cost	1,035
Sub-total	9,174
Regulatory adjustment	(8,781)
Total	$393

The assumptions used to calculate net periodic pension costs are as follows:

	2009	2008	2007

Weighted average discount rate	6.60%	6.25%	6.25%
Weighted average rate of future compensation increase	3.75%	3.50%	3.50%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

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
The assumptions used to calculate the benefit obligations are as follows:

	2009	2008

Weighted average discount rate	5.25%	6.60%
Weighted average rate of future compensation increase	3.25%	3.75%

Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

(Thousands)	2009	2008

Projected benefit obligation	$378,032	$308,736
Fair value of plan assets	223,688	248,346

Accumulated benefit obligation	305,255	24,938
Fair value of plan assets	223,688	12,727

Following are the targeted and actual plan assets by category:

	2010	2009	2008
	Target	Actual	Actual

Equity Securities	50%	50%	46%
Debt Securities	50%	50%	54%
Total	100%	100%	100%

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

Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Pensions from Qualified Trust	Pensions from Laclede Gas Funds

2010	$17.3	$1.9
2011	18.6	2.5
2012	19.3	1.2
2013	23.0	0.9
2014	25.6	0.7
2015 – 2019	176.6	3.2

The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal year 2010 are anticipated to be $1.6 million into the qualified trusts, and $1.9 million into the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs in 2009, 2008, and 2007 amounted to $7.6 million, $7.6 million, and $7.8 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

(Thousands)	2009	2008	2007

Service cost – benefits earned during the period	$5,132	$4,560	$4,063
Interest cost on accumulated postretirement
benefit obligation	4,679	3,909	3,599
Expected return on plan assets	(2,376)	(2,039)	(1,723)
Amortization of transition obligation	136	136	136
Amortization of prior service credit	(2,328)	(2,328)	(2,328)
Amortization of actuarial loss	3,509	2,985	3,245
Sub-total	8,752	7,223	6,992
Regulatory adjustment	(1,110)	419	851
Net postretirement benefit cost	$7,642	$7,642	$7,843

Other changes in plan assets and postretirement benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2009	2008

Current year actuarial loss	$11,137	$9,772
Amortization of actuarial loss	(3,509)	(2,985)
Amortization of prior service credit	2,328	2,328
Amortization of transition obligation	(136)	(136)
Sub-total	9,820	8,979
Regulatory adjustment	(9,820)	(8,979)
Total recognized in other comprehensive income	$—	$—

Pursuant to the Commission’s Order in the Utility’s 2002 rate case and affirmed in the 2005 and 2007 rate cases, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 and 2005 rate cases, the Commission ordered that the recovery in rates for the postretirement benefit costs be based on the accounting methodology as ordered in the 1999 rate case, which based the amortization of gains and losses on a five-year average of gains and losses. The difference between this amount and postretirement benefit expense as calculated pursuant to the above was deferred as a regulatory asset or regulatory liability. In the 2007 rate case, the Commission recognized that the recovery in rates is based on an annual allowance of $7.6 million, effective August 1, 2007. The difference between this amount and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.
The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

(Thousands)	2009 *	2008

Benefit obligation at beginning of year	$69,714	$60,111
Service cost	6,415	4,560
Interest cost	5,848	3,909
Actuarial loss	7,298	6,356
Gross benefits paid	(5,644)	(5,222)
Benefit obligation at end of year	$83,631	$69,714

*	Due to the change in measurement date, fiscal year 2009 amounts reflect 15 months of activity from July 1, 2008 to September 30, 2009.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2009 *	2008

Fair value of plan assets at beginning of year	$26,082	$24,997
Actual return on plan assets	(869)	(1,378)
Employer contributions	13,992	7,685
Gross benefits paid	(5,644)	(5,222)
Fair value of plan assets at end of year	$33,561	$26,082

Funded status of plans	$(50,070)	$(43,632)
Fourth quarter contribution adjustment	—	4,068
Funded status, end of year	$(50,070)	$(39,564)

*	Due to the change in measurement date, fiscal year 2009 amounts reflect 15 months of activity from July 1, 2008 to September 30, 2009.

The following table sets forth the amounts recognized in the Consolidated Balance Sheets at September 30:

(Thousands)	2009	2008

Noncurrent assets	$—	$—
Current liabilities	(280)	(300)
Noncurrent liabilities	(49,790)	(39,264)
Total	$(50,070)	$(39,564)

Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic postretirement cost consist of:
Net actuarial loss	$46,709	$39,957
Prior service credit	(6,751)	(9,660)
Transition obligation	501	671
Sub-total	40,459	30,968
Adjustments for amounts included in Regulatory Assets	(40,459)	(30,968)
Total	$—	$—

At September 30, 2009, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during fiscal year 2010:

(Thousands)
Amortization of net actuarial loss	$3,981
Amortization of prior service credit	(2,328)
Amortization of transition obligation	136
Sub-total	1,789
Regulatory adjustment	(1,789)
Total	$—

The assumptions used to calculate net periodic postretirement benefit costs are as follows:

	2009	2008	2007

Weighted average discount rate	6.35%	6.25%	6.25%
Weighted average rate of future compensation increase	3.75%	3.50%	3.50%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

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
The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2009	2008

Weighted average discount rate	5.15%	6.35%
Weighted average rate of future compensation increase	3.25%	3.75%

The assumed medical cost trend rates at September 30 are as follows:

	2009	2008
Medical cost trend assumed for next year	8.00%	8.50%
Rate to which the medical cost trend rate is assumed to decline
(the ultimate medical cost trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2016	2016

The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

(Thousands)	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost	$1,090	$(970)
Effect on accumulated postretirement benefit obligation	4,870	(4,390)

Following are the targeted and actual plan assets by category:

	2010	2009	2008
	Target	Actual	Actual

Equity Securities	60%	58%	54%
Debt Securities	40%	42%	46%
Total	100%	100%	100%

Missouri state law provides for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees’ Beneficiary Association and Rabbi trusts as its external funding mechanisms. Laclede Gas’ investment policy seeks to maximize investment returns consistent with Laclede Gas’ tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored. Laclede Gas’ current investment policy targets an asset allocation of 60% to equity securities and 40% to debt securities, excluding cash held in short-term debt securities for the purpose of making benefit payments. Laclede Gas currently invests in a mutual fund which is rebalanced on an ongoing basis to the target allocation.
Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Benefits Paid from Qualified Trust	Benefits Paid from Laclede Gas Funds

2010	$4.6	$0.3
2011	4.8	0.3
2012	4.9	0.3
2013	5.2	0.3
2014	5.6	0.3
2015 – 2019	38.6	1.8

Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Contributions to the postretirement plans in fiscal year 2010 are anticipated to be $11.6 million to the qualified trusts, and $0.4 million paid directly to participants from Laclede Gas funds.

Other Plans

Laclede Gas sponsors 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Laclede Gas provides a match of such contributions within specific limits. The cost of the defined contribution plans of Laclede Gas amounted to $3.5 million, $3.1 million, and $3.0 million for fiscal years 2009, 2008, and 2007, respectively.

4.	EARNINGS PER SHARE OF COMMON STOCK

GAAP requires dual presentation of basic and diluted EPS. Basic EPS does not include potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. Shares attributable to stock options and time-vested restricted stock/units are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. Performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance and/or market conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive.

(Thousands, Except Per Share Amounts)	2009	2008	2007
Basic EPS:
Income from Continuing Operations	$64,247	$57,526	$45,744

Weighted Average Shares Outstanding	21,893	21,657	21,455
Earnings Per Share of Common Stock from
Continuing Operations	$2.93	$2.66	$2.13

Diluted EPS:
Income from Continuing Operations	$64,247	$57,526	$45,744

Weighted Average Shares Outstanding	21,893	21,657	21,455
Dilutive Effect of Stock Options
and Restricted Stock/Units	131	106	48
Weighted Average Diluted Shares	22,024	21,763	21,503

Earnings Per Share of Common Stock from
Continuing Operations	$2.92	$2.64	$2.12

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Antidilutive stock options	—	—	108
Antidilutive time-vested restricted stock	9	—	—
Performance-contingent restricted stock	144	136	110
Total	153	136	218

5.	COMMON STOCK AND PAID-IN CAPITAL

Total shares of common stock outstanding were 22.17 million and 21.99 million at September 30, 2009 and 2008, respectively.
Common stock and paid-in capital increased $7.2 million in fiscal year 2009. The issuance of 47,037 common shares under the Dividend Reinvestment and Stock Purchase Plan increased common stock and paid-in capital by $2.0 million. The remaining $5.2 million increase was primarily due to stock-based compensation costs and the issuance of 127,610 shares of common stock under the Equity Incentive Plan. Common stock and paid-in capital increased $11.5 million in fiscal year 2008. The issuance of 106,436 common shares issued under the Dividend Reinvestment and Stock Purchase Plan increased common stock and paid-in capital by $3.8 million. The remaining $7.7 million increase was primarily due to stock-based compensation costs and the issuance of 241,400 shares of common stock under the Equity Incentive Plan.
On August 23, 2001, Laclede Group declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each preferred share purchase right entitles the registered holder to purchase from Laclede Group one one-hundredth of Series A junior participating preferred stock for a purchase price of $90, subject to adjustment. The value of one one-hundredth of a preferred share purchasable upon the exercise of each right should, because of the nature of the preferred shares’ dividend, liquidation, and voting rights, approximate the value of one common share. The rights expire on October 1, 2011 and may be redeemed by Laclede Group for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock until ten business days after (i) public announcement that a person or group has acquired beneficial ownership of 20% or more of the common stock, or (ii) commencement of, or announcement of an intention to make, a tender or exchange offer for beneficial ownership of 20% or more of the common stock. Following such an event, a right will entitle its holder to purchase, for the purchase price, the number of shares equal to the purchase price divided by one-half of the market price. Alternatively, Laclede Group may exchange each right for one one-hundredth of a preferred share. The number of rights outstanding is the same as the number of shares of common stock outstanding on any date prior to rights becoming exercisable or transferable apart from the common stock.
Laclede Group has on file an automatic shelf registration on Form S-3 with the SEC that allows for the issuance of equity securities and debt securities. No securities have been issued under this registration statement, which expires November 26, 2011. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions. In addition, Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 400,000 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 370,514 shares and 360,260 shares at September 30, 2009 and November 20, 2009, respectively, remaining available for issuance under this Form S-3.

6.	LACLEDE GAS REDEEMABLE PREFERRED STOCK

Laclede Gas preferred stock, which was non-voting except in certain circumstances, was redeemable at the option of the Laclede Gas Board of Directors. The redemption price was equal to par of $25.00 per share. On March 31, 2009, Laclede Gas redeemed all of its outstanding 5% Series B and 4.56% Series C preferred stock, totaling $0.6 million at its par value of $25 per share in addition to the dividend paid on that same date. This redemption included 19,200 shares of 5% Series B and 5,894 shares of 4.56% Series C preferred stock.
During fiscal year 2008, 6,400 shares of 5% Series B preferred stock were called to meet sinking fund requirements.

7.	LONG-TERM DEBT

Maturities on long-term debt for the five fiscal years subsequent to September 30, 2009 are as follows:

2010	—
2011	$25 million
2012	—
2013	$25 million
2014	—

On November 1, 2007, Laclede Gas paid at maturity $40 million principal amount of 7 1/2% First Mortgage Bonds. This maturity was funded through short-term borrowings.
On September 23, 2008, Laclede Gas issued $80 million of First Mortgage Bonds, due October 15, 2038, at an interest rate of 6.35%. The bonds are callable at par at the Utility’s option on or after October 15, 2013.
At September 30, 2009, Laclede Gas had fixed-rate long-term debt totaling $390 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.
Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of First Mortgage Bonds, unsecured debt, and preferred stock, $270 million of which remains available to Laclede Gas at this time. The Utility has authority from the MoPSC until February 15, 2010 to issue up to $500 million in First Mortgage Bonds, unsecured debt, and equity securities, of which $370.4 million remained under this authorization as of September 30, 2009. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.
Substantially all of the utility plant of Laclede Gas is subject to the liens of its mortgage. The mortgage contains several restrictions on Laclede Gas’ ability to pay cash dividends on its common stock. These provisions are applicable regardless of whether the stock is publicly held or, as has been the case since the formation of Laclede Group, held solely by the Utility’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953, would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8 million plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953, to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2009 and 2008, the amount under the mortgage’s formula that was available to pay dividends was $274 million and $273 million, respectively. Thus, all of the Utility’s retained earnings were free from such restrictions as of those dates.
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

8.	NOTES PAYABLE AND CREDIT AGREEMENTS

The Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. In November 2008, the Utility established a seasonal line of credit of $75 million, which expired in March 2009. Including both lines of credit, the largest portion provided by a single bank was 26.8%. During fiscal year 2009, Laclede Gas utilized both its syndicated line of credit and commercial paper for short-term funding. Commercial paper outstanding at September 30, 2009 was $129.8 million, and there were no outstanding bank line advances. The weighted average interest rate on the short-term borrowings was 0.24% per annum at September 30, 2009.
Although Laclede Gas borrowed funds from Laclede Group from time to time within fiscal year 2009, there were no such borrowings outstanding at September 30, 2009. The Utility had short-term borrowings (including borrowings from Laclede Group) aggregating to a maximum of $386.4 million at any one time during the fiscal year. Excluding borrowings from Laclede Group, the Utility’s maximum borrowings for the year were $309.9 million.

During fiscal year 2008, the Utility’s short-term borrowing requirements, which peaked at $328.8 million, were generally met by the sale of commercial paper. However, due to unfavorable terms in the commercial paper markets near the end of fiscal year 2008, Laclede Gas utilized its line of credit as a more economical source of short-term financing. The Utility had $61.7 million in commercial paper and $154.2 million of bank line advances outstanding as of September 30, 2008, at a weighted average interest rate of 4.0% per annum, and $89.2 million of borrowings from Laclede Group.
Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation, and amortization (EBITDA) to be at least 2.25 times interest expense. On September 30, 2009, total debt was 56% of total capitalization. For the fiscal year ended September 30, 2009, EBITDA was 3.76 times interest expense.
Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working-capital lines of credit, which expire in October 2010, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 50% on September 30, 2009. These lines have been used to provide for seasonal funding needs of various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the fiscal year.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments at September 30, 2009 and 2008 are as follows:

(Thousands)	Carrying Amount	Fair Value

2009:
Cash and cash equivalents	$74,591	$74,591
Marketable securities	11,110	11,110
Derivative instrument assets	17,178	17,178
Derivative instrument liabilities	976	976
Short-term debt	129,800	129,800
Long-term debt	389,240	423,375

2008:
Cash and cash equivalents	$14,899	$14,899
Marketable securities	10,059	10,059
Derivative instrument assets	57,210	57,210
Short-term debt	215,900	215,900
Long-term debt	389,181	356,421
Redeemable preferred stock, including current sinking fund requirements	627	431

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt and preferred stock are estimated based on market prices for similar issues. The fair values of marketable securities, derivative instruments assets, and derivative instrument liabilities are valued as described in Note 10, Fair Value Measurements.

10.	FAIR VALUE MEASUREMENTS

As discussed in the New Accounting Standards section of Note 1, effective October 1, 2008, the Company partially adopted the provisions of SFAS No. 157, as codified in ASC Topic 820. This Statement establishes a three-level hierarchy for fair value measurements that prioritizes the inputs used to measure fair value. Assessment of the significance of a particular input to the fair value measurements may require judgment and may affect the valuation of the asset or liability and its placement within the fair value hierarchy.
The following table categorizes the assets and liabilities in the Consolidated Balance Sheet that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

As of September 30, 2009
(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
Assets
Marketable securities	$11,110	$—	$—	$—	$11,110
Derivative instruments	11,081	1,688	558	3,851	17,178
Total	$22,191	$1,688	$558	$3,851	$28,288

Liabilities
Derivative instruments	$55,170	$522	$659	$(55,375)	$976

Marketable securities included in Level 1 are mutual funds valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX. Derivative instruments included in Level 2 are valued using broker or dealer quotation services or by using observable market inputs. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. At October 1, 2008, the beginning net balance of derivatives measured using Level 3 inputs was zero. During fiscal year 2009, the balance decreased by $109,000 due to the net issuance of derivatives and increased $8,000 due to net gains included in earnings, leaving an ending net balance of $(101,000) at September 30, 2009. The total amount of net gains recognized in earnings during fiscal year 2009 for Level 3 measurements is attributable to derivatives still held at September 30, 2009.
Marketable securities are included in the Other investments line of the Consolidated Balance Sheets. Liabilities for derivative instruments, if any, are included in the Other line of the Current Liabilities section of the Consolidated Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Consolidated Balance Sheets when a legally enforceable netting agreement exists between the Company and the counterparty to a derivative contract.

11.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. The policy permits the Utility to hedge up to 70% of its normal volumes purchased for up to a 36-month period. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs, subject to prudence review. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. The Utility does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980 and, as a result, have no direct impact on the Statements of Consolidated Income. The timing of the operation of the PGA clause may cause interim variations in short-term cash flows because the Utility is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA Clause.

From time to time, Laclede Gas purchases NYMEX futures contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At September 30, 2009, Laclede Gas held 0.5 million gallons of gasoline futures contracts at an average price of $1.34 per gallon. Most of these futures contracts, the longest of which extends to October 2010, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815. The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into commitments associated with the purchase or sale of natural gas. Most of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2009, LER had 24.1 million MMBtu of non-exchange traded natural gas commodity contracts for which the normal purchases and normal sales scope exception was not elected. Of these contracts, 22.5 million MMBtu will settle during fiscal year 2010, while the remaining 1.6 million MMBtu will settle during fiscal year 2011. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX futures contracts to lock in margins. At September 30, 2009, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX natural gas futures contracts used to lock in margins are generally designated as cash flow hedges of forecasted transactions for financial reporting purposes.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2009, it is expected that approximately $1.1 million of pre-tax unrealized gains will be reclassified into the Statements of Consolidated Income during fiscal year 2010. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $2.9 million for fiscal year 2009. The net amount of pre-tax losses recognized in earnings for the ineffective portion of cash flow hedges was $2.8 million for fiscal year 2008 and $0.5 million for fiscal year 2007. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.
The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. NYMEX-traded contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. Open NYMEX natural gas futures positions at September 30, 2009 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2010	—	$—	7.72	$5.73
Fiscal 2011	—	—	0.34	5.99

Open long futures positions
Fiscal 2010	12.47	8.78	1.96	5.16
Fiscal 2011	6.58	8.55	3.34	6.55
Fiscal 2012	0.60	8.31	1.29	7.23

At September 30, 2009, Laclede Gas also had 19.1 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

(Thousands)	Location of Gain (Loss) Recorded in Income	Nine Months Ended Sept. 30, 2009 (a)

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships

Effective portion of gain (loss) recognized in OCI
on derivative:
NYMEX natural gas contracts		$3,733
NYMEX gasoline and heating oil contracts		248
Total		$3,981

Effective portion of gain (loss) reclassified from
accumulated OCI to income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$12,997

	Non-Regulated Gas Marketing Operating Expenses	(6,117)
Sub-total		6,880

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	119
Total		$6,999

Ineffective portion of gain (loss) on derivative
recognized in income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$745

	Non-Regulated Gas Marketing Operating Expenses	(258)
Sub-total		487

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	198
Total		$685

Derivatives Not Designated as Hedging Instruments
Under ASC Topic 815 (b)

Gain (loss) recognized in income on derivative:

Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$1,785

	Non-Regulated Gas Marketing Operating Expenses	(46)

NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Expenses	824

NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) – Net	17
Total		$2,580

(a)
The Company prospectively adopted SFAS No. 161, as codified in ASC Topic 815, in the second quarter of fiscal year 2009. Accordingly, amounts disclosed in this column exclude activity prior to January 1, 2009.

(b)
Gains and losses on Laclede Gas’ NYMEX natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Utility's PGA Clause and recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Consolidated Income.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2009

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments under ASC Topic 815

NYMEX natural gas contracts	Derivative Instrument Assets	$3,001		Derivative Instrument Assets	$2,019

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	278		Derivative Instrument Assets	—
Sub-total		3,279			2,019

Derivatives not designated as hedging instruments under ASC Topic 815

NYMEX natural gas contracts	Derivative Instrument Assets	7,802		Derivative Instrument Assets	53,151

Natural gas commodity contracts	Derivative Instrument Assets	2,062		Other Current Liabilities	1,160

	Other Current Liabilities	184		Derivative Instrument Assets	21
Sub-total		10,048			54,332
Total derivatives		$13,327			$56,351

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. At September 30, 2009, the amount excluded was $59.2 million in receivables, which was associated with NYMEX contracts. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Consolidated Balance Sheets. As such, the gross balances presented in the table above are not indicative of the Company’s net economic exposure. Refer to Note 10, Fair Value Measurements, for information on the valuation of derivative instruments.

12.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from large counterparties in other industries, LER has established procedures to determine the creditworthiness of its counterparties. These include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $16.7 million, or 41.1% of LER’s total accounts receivable at September 30, 2009. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $7.6 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $17.1 million of LER’s total accounts receivable, or 42.2% at September 30, 2009 and net receivable amounts from these customers, reflecting netting arrangements, were $13.7 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts. These transactions are described in Note 1, Summary of Significant Accounting Policies.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the
Consolidated Balance Sheets at September 30 were as follows:

(Thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, September 30, 2007	$3,584	$(1,727)	$1,857
Current-period change	2,643	(63)	2,580
Balance, September 30, 2008	6,227	(1,790)	4,437
Current-period change	(5,695)	(939)	(6,634)
Adoption of SFAS No. 158, as codified in ASC Topic 715	—	31	31
Balance, September 30, 2009	$532	$(2,698)	$(2,166)

Income tax expense (benefit) recorded for items of other comprehensive income reported in the Statements of Consolidated Comprehensive Income is calculated by applying statutory federal, state, and local income tax rates applicable to ordinary income. The tax rates applied to individual items of other comprehensive income are similar within each reporting period.

14.	INCOME TAXES

The net provisions for income taxes from continuing operations charged during the fiscal years ended September 30, 2009, 2008, and 2007 are as follows:

(Thousands)	2009	2008	2007

Included in Statements of Consolidated Income:
Federal
Current	$12,614	$17,584	$32,863
Deferred	15,454	5,097	(13,454)
Investment tax credits	(219)	(227)	(237)
State and local
Current	1,958	2,743	5,427
Deferred	2,702	993	(2,453)
Total Income Tax Expense from Continuing Operations	$32,509	$26,190	$22,146

For the years ended September 30, 2008 and 2007, the Company recorded current income tax expense totaling $14.6 million and $2.9 million, respectively; and deferred income tax benefits totaling $77,000 and $55,000, respectively, related to discontinued operations.
The effective income tax rate varied from the federal statutory income tax rate for continuing operations for each year due to the following:

	2009	2008	2007

Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal
income tax benefits	3.1	2.9	2.9
Certain expenses capitalized on books and
deducted on tax return	(2.9)	(3.5)	(4.1)
Taxes related to prior years	(0.6)	(1.0)	0.4
Other items – net	(1.0)	(2.1)	(1.6)
Effective income tax rate	33.6%	31.3%	32.6%

The significant items comprising the net deferred tax liability recognized in the Consolidated Balance Sheets as of September 30 are as follows with additional detail provided as of September 30, 2008:

(Thousands)	2009	2008

Deferred tax assets:
Reserves not currently deductible	$19,418	$18,850
Pension and other postretirement benefits	80,508	46,934
Unamortized investment tax credits	2,358	2,495
Other	13,067	11,071
Total deferred tax assets	115,351	79,350

Deferred tax liabilities:
Relating to property	221,532	205,362
Regulatory pension and other postretirement benefits	109,041	76,666
Deferred gas costs	16,609	10,156
Other	22,658	21,596
Total deferred tax liabilities	369,840	313,780

Net deferred tax liability	254,489	234,430
Net deferred tax asset (liability) – current	1,707	(11,669)
Net deferred tax liability – non-current	$256,196	$222,761

The Company adopted the provisions of FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” as codified in ASC Topic 740, “Income Taxes,” as of October 1, 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with GAAP. Pursuant to this Interpretation, the Company may recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Unrecognized tax benefits, accrued interest payable, and accrued penalties payable are included in the Other line of the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheets.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for each year is as follows:

(Thousands)

Balance as of October 1, 2007	$2,134
Decreases related to prior year tax positions	(270)
Increases related to current year tax positions	419
Settlements with taxing authorities	(986)
Reductions due to lapse of applicable statute of limitations	(264)
Balance at September 30, 2008	1,033
Increases related to current year tax positions	333
Balance at September 30, 2009	$1,366

The entire amount of unrecognized tax benefits at September 30, 2009, if recognized, would affect the Company’s effective tax rate. The Company does not expect any significant change related to any of the above unrecognized tax positions within the next twelve months.
Interest accrued associated with the Company’s uncertain tax positions as of September 30, 2009 and 2008 were immaterial and no penalties were accrued as of those dates. During fiscal year 2009 an immaterial amount of interest expense was accrued, and during fiscal year 2008 the Company reversed $0.8 million of accrued interest expense and $0.9 million of accrued penalties in the Statements of Consolidated Income.

The Company is subject to U.S. federal income tax as well as income tax of state and local jurisdictions. The Company is no longer subject to examination for fiscal years prior to 2006. During fiscal year 2008, the Company effectively settled with the Internal Revenue Service for fiscal years 2005 and 2006. However, the federal statute of limitations remains open until June 15, 2010 for fiscal year 2006.

15.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

(Thousands)	2009	2008	2007

Interest income	$2,972	$4,221	$5,703
Net investment (loss) gain	(1,019)	(1,299)	573
Other income	423	68	25
Other income deductions	(923)	(1,109)	512
Other Income and (Income Deductions) – Net	$1,453	$1,881	$6,813

The decrease in Other Income and (Income Deductions) – Net in fiscal year 2009 (compared to fiscal year 2008), is primarily due to lower interest income and the effect of a benefit recognized during fiscal year 2008 from the reversal of certain tax-related expenses. These factors were largely offset by the effect of a loss on the redemption of long-term debt (primarily unamortized issuance costs) recognized during fiscal year 2008 and increased income associated with carrying costs applied to under-recoveries of gas costs. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.
The decrease in Other Income and (Income Deductions) – Net in fiscal year 2008 (compared to fiscal year 2007) is primarily due to higher net investment losses, a loss on the redemption of long-term debt (primarily unamortized issuance costs), lower income associated with carrying costs applied to under-recoveries of gas costs, and an increase in charitable donations. These factors were partially offset by a reversal of tax-related expenses and additional proceeds received related to the Company’s interest, as a policyholder, in the sale of a mutual insurance company in fiscal year 2008.

16.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the FERC as well as non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also included Laclede Gas’ non-regulated merchandise sales business, which was not material. The merchandise sales business ceased operations on September 30, 2009. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of ASC Topic 980. Those types of transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and sales of propane and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.

		Non-
	Regulated	Regulated		Unallocated
	Gas	Gas		&
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated

FISCAL 2009
Revenues from external
customers	$1,049,288	$804,499	$3,302	$—	$1,857,089
Intersegment revenues	4,705	32,366	1,038	—	38,109
Total Operating Revenues	1,053,993	836,865	4,340	—	1,895,198
Depreciation & amortization	36,751	—	— *	—	36,751
Interest income	2,505	794	1,078	(1,405)	2,972
Interest charges	30,353	—	798	(1,405)	29,746
Income tax expense (benefit)	13,856	19,186	(533)	—	32,509
Income (Loss) from continuing
operations	33,163	31,416	(332)	—	64,247
Total assets of continuing
operations	1,598,600	148,248	105,237	(90,067)	1,762,018
Capital expenditures	51,384	820	180	—	52,384

FISCAL 2008
Revenues from external
customers	$1,126,826	$1,067,257	$3,803	$—	$2,197,886
Intersegment revenues	1,461	8,588	1,038	—	11,087
Total Operating Revenues	1,128,287	1,075,845	4,841	—	2,208,973
Depreciation & amortization	35,303	—	— *	—	35,303
Interest income	2,133	1,531	2,762	(2,205)	4,221
Interest charges	30,214	(614)	2,222	(2,345)	29,477
Income tax expense (benefit)	15,244	11,404	(291)	(167)	26,190
Income (Loss) from continuing
operations	39,139	19,258	(607)	(264)	57,526
Total assets of continuing
operations	1,624,041	182,750	138,982	(173,118)	1,772,655
Capital expenditures	55,304	41	25	1,251	56,621

FISCAL 2007
Revenues from external
customers	$1,093,372	$669,464	$4,565	$—	$1,767,401
Intersegment revenues	38,182	49,240	1,038	—	88,460
Total Operating Revenues	1,131,554	718,704	5,603	—	1,855,861
Depreciation & amortization	34,080	—	— *	—	34,080
Interest income	3,499	1,796	2,265	(1,857)	5,703
Interest charges	33,603	—	2,105	(1,774)	33,934
Income tax expense	13,853	8,204	561	(472)	22,146
Income from continuing
operations	32,133	13,334	1,024	(747)	45,744
Total assets of continuing
operations	1,429,415	115,246	84,953	(61,818)	1,567,796
Capital expenditures	56,434	—	57	2,379	58,870

*	Depreciation & amortization for Other is included in the Other Operating Expenses on the Statements of Consolidated Income ($0.3 million per year for fiscal years 2009, 2008, and 2007).

17.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas estimates fiscal year 2010 utility capital expenditures at approximately $67 million. Fiscal year 2010 capital expenditures for non-regulated subsidiaries are estimated at approximately $0.3 million. There are no material contractual commitments at September 30, 2009 related to these estimated capital expenditures.
Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2009 are estimated at approximately $1.5 billion. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas estimates that it will pay approximately $88 million annually, at present rate levels, for fixed charges related to these or other contracts that are expected to be in place for the upcoming year for the reservation of gas supplies and pipeline transmission and storage capacity. The Utility recovers these costs from customers in accordance with the PGA Clause.
Laclede Pipeline Company (Pipeline), a wholly-owned subsidiary of Laclede Group, is providing liquid propane transportation service to Laclede Gas pursuant to an approved FERC tariff and a contractual arrangement between Pipeline and Laclede Gas. In accordance with the terms of that agreement, Laclede Gas is obligated to pay Pipeline approximately $1.0 million annually, at current rates. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months’ notice.

Leases and Guarantees

The lease agreement covering the headquarters office space of Laclede Gas extends through February 2015 with the option to renew for up to five additional years. The aggregate rental expense for fiscal years 2009, 2008, and 2007 was $900,000, $891,000, and $882,000, respectively. The annual minimum rental payment for fiscal year 2010 is anticipated to be approximately $909,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal year 2015. Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $3.7 million in fiscal year 2010, $2.6 million in fiscal year 2011, $1.5 million in fiscal year 2012, $0.5 million in fiscal year 2013, and $0.1 million in fiscal year 2014. Laclede Gas has other relatively minor rental arrangements that provide for minimum rental payments.
Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At September 30, 2009, the maximum guarantees under these leases are $1.7 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At September 30, 2009, the carrying value of the liability recognized for these guarantees was $0.4 million.
Laclede Group had guarantees totaling $86.8 million for performance and payment of certain wholesale gas supply purchases by LER, as of September 30, 2009. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $1.0 million bringing the total to $87.8 million in guarantees outstanding at November 20, 2009. No amounts have been recorded for these guarantees in the financial statements.
A consolidated subsidiary is a general partner in an unconsolidated partnership that invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $2.1 million incurred in connection with various real estate ventures. Laclede Group has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Laclede Group further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.

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
The site in the City of St. Louis, which is currently owned by the City, has been enrolled in the Missouri Voluntary Cleanup Program (VCP). The VCP provides potential opportunities to minimize the cost of site cleanup while maximizing possibilities for site development. The City has selected a developer with whom it is negotiating a final site development contract which contemplates remediation and redevelopment of the property. In conjunction with the redevelopment, Laclede Gas and another former site owner have entered into an agreement with the owner and development agencies as well as their parent agency, the private developer of the property, and an environmental consultant (Remediation Agreement). Under the Remediation Agreement, the development agency and the private developer agreed to remediate the site, and Laclede Gas and the other former owner are to be released by the involved City agencies, the private developer, and the environmental consultant from certain liabilities for the past and current environmental condition of the property. Also under that agreement Laclede Gas and the former site owner agreed to pay, at the closing of the transaction, a small percentage of the cost of remediation (subject to a maximum amount). The transactions contemplated by the Remediation Agreement are expected to close during fiscal year 2010. The amount Laclede Gas expects to pay under the Remediation Agreement is not material and will not have a material impact on the future financial condition, results of operations, or cash flows of Laclede Gas or the Company.
The third former MGP site, also located in the City of St. Louis, is not currently and has not been owned by Laclede Gas for many years. At this time, it is not known whether Laclede Gas will incur any costs in connection with environmental investigations of or remediation at the site, and if it does incur any such costs, what the amount of those costs would be.
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
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. The remaining $1.7 million pertains to Laclede Gas’ purchase of gas from a marketing affiliate, LER, Laclede Gas believes that the remaining portion of the proposed disallowance lacks merit and is vigorously opposing the adjustment in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for this proposed disallowance.
The MoPSC Staff has also proposed disallowance of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007. On December 31, 2007, the MoPSC Staff proposed a disallowance of $2.8 million applicable to fiscal year 2006, and on December 31, 2008, the MoPSC Staff proposed a disallowance of $1.5 million applicable to fiscal year 2007. Laclede Gas believes that these proposed disallowances also lack merit and is vigorously opposing them in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In the December 31, 2007 filing, the MoPSC Staff also raised questions regarding whether certain sales and capacity release transactions subject to the FERC’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. Subsequently, as a result of the internal review, the Company has provided the FERC Staff with a report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On July 23, 2008, the FERC Staff requested additional information which the Company provided and on February 11, 2009, the FERC Staff submitted follow-up questions to which the Company responded on February 25, 2009. On March 2, 2009, FERC Staff requested clarification of certain aspects of the Company’s February 25, 2009 response, which the Company clarified on March 4, 2009.
As reported in Note 2, Discontinued Operations, during the quarter ended March 31, 2008, the Company sold 100% of its interest in its wholly-owned subsidiary SM&P. The sales agreement (Agreement) includes representations and warranties customary for such transactions, including, among others, representations and warranties of the parties as to brokers’ fees; of SM&P as to its financial status, contracts, title to and condition of personal and real property, taxes, legal compliance, environmental matters, employee benefits, and intellectual property. The Agreement also includes customary indemnification provisions under which Laclede’s aggregate indemnification obligations are limited to a maximum of $7.0 million for most claims. Obligations subject to this maximum apply only in the event claims exceed a stated deductible, both individually and in the aggregate. However, this maximum limitation and deductible do not apply to obligations associated with taxes, employee benefits, title to personal property, and certain other fundamental representations and warranties. A maximum potential future payment amount cannot be estimated for these obligations. The terms of the indemnifications in the Agreement are generally dependent upon the statute of limitations applicable to the particular representations and warranties made by the Company, although certain representations and warranties have an indefinite life under the Agreement. As of September 30, 2009, the carrying amount of the liability recognized for these indemnification obligations was $0.1 million, based on the Company’s assessment of risk, which is believed to be low.
Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

18.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

In the opinion of Laclede Group, the quarterly information presented below for fiscal years 2009 and 2008 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

(Thousands, Except Per Share Amounts)
Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

2009
Total Operating Revenues	$674,256	$659,068	$309,944	$251,930
Operating Income (Loss)	56,688	55,240	16,203	(3,067)
Net Income (Loss)	31,306	30,811	6,877	(4,747)
Basic Earnings (Loss) Per Share of Common Stock	$1.43	$1.41	$0.31	$(0.22)
Diluted Earnings (Loss) Per Share of Common Stock	$1.42	$1.40	$0.31	$(0.22)

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

2008
Total Operating Revenues	$503,990	$747,706	$505,488	$451,789
Operating Income	40,177	51,883	19,259	28
Income (Loss) from Continuing Operations	21,536	30,060	9,101	(3,171)
Income (Loss) from Discontinued Operations	(633)	21,294	158	(423)
Net Income (Loss)	20,903	51,354	9,259	(3,594)
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations	$1.00	$1.39	$0.42	$(0.14)
Income (Loss) from Discontinued Operations	(0.03)	0.99	0.01	(0.02)
Net Income	$0.97	$2.38	$0.43	$(0.16)
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations	$1.00	$1.39	$0.41	$(0.14)
Income (Loss) from Discontinued Operations	(0.03)	0.98	0.01	(0.02)
Net Income	$0.97	$2.37	$0.42	$(0.16)

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

Laclede Gas Company’s financial statements and Notes to Financial Statements are included in Exhibit 99.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in and disagreements on accounting and financial disclosure with Laclede’s outside auditors that are required to be disclosed.

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
The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included under Item 8, pages 39 through 41.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:
•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement dated December 18, 2009 (2009 proxy statement);
•	our executive officers is reported in Part I of this Form 10-K;
•
compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion in our 2009 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”;

•	Financial Code of Ethics is posted on our website, www.thelacledegroup.com, in the Investor Services section under Governance Documents; and,
•
our audit committee, our audit committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2009 proxy statement under the heading “Corporate Governance.”

In addition to our Financial Code of Ethics, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our audit, compensation and corporate governance committees are available on our website, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2009 proxy statement under the headings: “Directors’ Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation.” The 2009 proxy statement also includes the “Compensation Committee Report,” which is deemed furnished and not filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our 2009 proxy statement under “Beneficial Ownership of Laclede Group Common Stock.”
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2009:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders (1)	356,225	$30.84	961,150

Equity compensation plans not approved by
security holders	—	—	—

Total	356,225	$30.84	961,150

(1)
Includes the Company’s Equity Incentive Plan and Restricted Stock Plan for Non-Employee Directors. Included in column (c) are 104,050 shares remaining available to award under the Restricted Stock Plan for Non-Employee Directors. Shares for the Restricted Stock Plan for Non-Employee Directors are not original issue shares but are purchased by the Plan’s trustee in the open market.

Information regarding the above referenced plans is set forth in Note 1 of the Notes to Consolidated Financial Statements in this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:
•	our policy and procedures for related party transactions and
•	the independence of our directors
is included in our 2009 proxy statement under “Corporate Governance” and is incorporated by reference. There were no related party transactions in fiscal year 2009.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2009 proxy statement under “Fees of Independent Registered Public Accountant” and “Corporate Governance,” respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules
2009 10-K Page
(a)	1.	Financial Statements:

The Laclede Group, Inc.:
See Item 8. Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

Laclede Gas Company:
For Years Ended September 30, 2009, 2008, and 2007:
		Statements of Income	Ex. 99.1, p. 20
		Statements of Comprehensive Income	Ex. 99.1, p. 21
		Statements of Common Shareholder’s Equity	Ex. 99.1, p. 25
		Statements of Cash Flows	Ex. 99.1, p. 26
As of September 30, 2009 & 2008:
		Balance Sheets	Ex. 99.1, pp. 22-23
		Statements of Capitalization	Ex. 99.1, p. 24
		Notes to Financial Statements	Ex. 99.1, pp. 27-52
		Management Report on Internal Control Over Financial Reporting	Ex. 99.1, p. 17
		Reports of Independent Registered Public Accounting Firm	Ex. 99.1, p. 18-19

	2.	Supplemental Schedules

		II – Reserves – The Laclede Group, Inc.	90
		II – Reserves – Laclede Gas Company	91

Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

	3.	Exhibits

Incorporated herein by reference to Index to Exhibits, page 92.

Item 15(a)(3) See the marked exhibits in the Index to Exhibits, page 92.

(b)		Incorporated herein by reference to Index to Exhibits, page 92.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LACLEDE GROUP, INC.

November 20, 2009	By /s/	Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/20/09	/s/	Douglas H. Yaeger	Chairman of the Board,
		Douglas H. Yaeger	President and Chief Executive Officer
(Principal Executive Officer)

11/20/09	/s/	Mark D. Waltermire	Chief Financial Officer
		Mark D. Waltermire	(Principal Financial and
Accounting Officer)

11/20/09	/s/	Arnold W. Donald	Director
Arnold W. Donald

11/20/09	/s/	Edward L. Glotzbach	Director
Edward L. Glotzbach

11/20/09	/s/	Anthony V. Leness	Director
Anthony V. Leness

11/20/09	/s/	W. Stephen Maritz	Director
W. Stephen Maritz

11/20/09	/s/	William E. Nasser	Director
William E. Nasser

11/20/09	/s/	Brenda D. Newberry	Director
Brenda D. Newberry

11/20/09	/s/	John P. Stupp, Jr.	Director
John P. Stupp, Jr.

11/20/09	/s/	MaryAnn Van Lokeren	Director
MaryAnn Van Lokeren

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LACLEDE GAS COMPANY

November 20, 2009	By /s/	Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/20/09	/s/	Douglas H. Yaeger	Chairman of the Board,
		Douglas H. Yaeger	President and Chief Executive Officer
(Principal Executive Officer)

11/20/09	/s/	Mark D. Waltermire	Director, Senior Vice President
		Mark D. Waltermire	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

11/20/09	/s/	Kenneth J. Neises	Director, Executive Vice President
Kenneth J. Neises

11/20/09	/s/	Michael R. Spotanski	Director, Senior Vice President
		Michael R. Spotanski	Operations and Marketing

SCHEDULE II
THE LACLEDE GROUP, INC. AND SUBSIDIARY COMPANIES
RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008, AND 2007

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2009:
DOUBTFUL ACCOUNTS	$12,624	$12,408	$11,138	(a)	$25,010	(b)	$11,160
MISCELLANEOUS:
Injuries and
property damage	$2,812	$2,949	$—		$2,108	(c)	$3,653
Deferred compensation	11,164	1,649	—		908		11,905
Group medical claims
incurred but not reported	1,500	12,305	—		12,355	(c)	1,450
TOTAL	$15,476	$16,903	$—		$15,371		$17,008

YEAR ENDED
SEPTEMBER 30, 2008:
DOUBTFUL ACCOUNTS	$11,268	$13,100	$9,850	(a)	$21,594	(b)(d)	$12,624
MISCELLANEOUS:
Injuries and
property damage	$10,765	$7,263	$—		$15,216	(c)(d)	$2,812
Deferred compensation	10,949	1,446	—		1,231		11,164
Group medical claims
incurred but not reported	2,571	15,777	—		16,848	(c)(d)	1,500
TOTAL	$24,285	$24,486	$—		$33,295		$15,476

YEAR ENDED
SEPTEMBER 30, 2007:
DOUBTFUL ACCOUNTS	$13,105	$9,537	$9,313	(a)	$20,687	(b)	$11,268
MISCELLANEOUS:
Injuries and
property damage	$11,342	$12,948	$—		$13,525	(c)	$10,765
Deferred compensation	10,516	1,399	—		966		10,949
Group medical claims
incurred but not reported	1,940	18,801	—		18,170	(c)	2,571
TOTAL	$23,798	$33,148	$—		$32,661		$24,285

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.
(d)	Deductions include write-off of SM&P reserve balances at March 31, 2008 due to the sale of the subsidiary.

SCHEDULE II
LACLEDE GAS COMPANY
RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008, AND 2007

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2009:
DOUBTFUL ACCOUNTS	$12,476	$12,155	$11,138	(a)	$24,978	(b)	$10,791
MISCELLANEOUS:
Injuries and
property damage	$2,812	$2,949	$—		$2,108	(c)	$3,653
Deferred compensation	11,164	1,649	—		908		11,905
Group medical claims
incurred but not reported	1,500	12,305	—		12,355	(c)	1,450
TOTAL	$15,476	$16,903	$—		$15,371		$17,008

YEAR ENDED
SEPTEMBER 30, 2008:
DOUBTFUL ACCOUNTS	$10,961	$13,034	$9,850	(a)	$21,369	(b)	$12,476
MISCELLANEOUS:
Injuries and
property damage	$3,128	$1,715	$—		$2,031	(c)	$2,812
Deferred compensation	10,949	1,446	—		1,231		11,164
Group medical claims
incurred but not reported	1,150	12,192	—		11,842	(c)	1,500
TOTAL	$15,227	$15,353	$—		$15,104		$15,476

YEAR ENDED
SEPTEMBER 30, 2007:
DOUBTFUL ACCOUNTS	$12,798	$9,550	$9,313	(a)	$20,700	(b)	$10,961
MISCELLANEOUS:
Injuries and
property damage	$4,124	$1,473	$—		$2,469	(c)	$3,128
Deferred compensation	10,516	1,399	—		966		10,949
Group medical claims
incurred but not reported	800	11,909	—		11,559	(c)	1,150
TOTAL	$15,440	$14,781	$—		$14,994		$15,227

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.

INDEX TO EXHIBITS

Exhibit
No.

2.01*	-	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company’s registration statement on Form S-4, No. 333-48794.
3.01(i)*	-	Laclede’s Restated Articles of Incorporation effective March 18, 2002; filed as Exhibit 3.3 to Form 8-K filed May 29, 2002.
3.01(ii)*	-	Bylaws of Laclede effective January 18, 2002; filed as Exhibit 3.4 to Laclede’s Form 8-K filed May 29, 2002.
3.02(i)*	-	The Company’s Articles of Incorporation, as amended; filed as Exhibit 3.1 to the Company’s Form 8-K filed January 26, 2006.
3.02(ii)*	-	The Company’s Bylaws, as amended; filed as Exhibit 3.2 to the Company’s Form 8-K filed January 26, 2006.
4.01*	-	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	-	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed on June 26, 1979 as Exhibit b-4 to registration statement No. 2-64857.
4.03*	-	Twenty-Second Supplemental Indenture dated as of November 15, 1995; filed on December 8, 1995 as Exhibit 4.01 to Laclede’s Form 8-K.
4.04*	-	Twenty-Third Supplemental Indenture dated as of October 15, 1997; filed on November 6, 1997 as Exhibit 4.01 to Laclede’s Form 8-K.
4.05*	-	Twenty-Fourth Supplemental Indenture dated as of June 1, 1999; filed on June 4, 1999 as Exhibit 4.01 to Laclede’s Form 8-K.
4.06*	-	Twenty-Fifth Supplemental Indenture dated as of September 15, 2000; filed on September 27, 2000 as Exhibit 4.01 to Laclede’s Form 8-K.
4.07*	-	Twenty-Seventh Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.01 to Laclede’s Form 8-K.
4.08*	-	Twenty-Eighth Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.02 to Laclede’s Form 8-K.
4.09*	-	Twenty-Ninth Supplemental Indenture dated as of June 1, 2006; filed on June 9, 2006, as Exhibit 4.1 to Laclede’s Form 8-K
4.10*	-	Thirtieth Supplemental Indenture dated as of September 15, 2008; filed on September 23, 2008 as Exhibit 4.1 to Laclede’s Form 8-K.
4.11*	-
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

INDEX TO EXHIBITS

Exhibit
No.

10.01*	-	Laclede Incentive Compensation Plan, amended and restated effective as of January 1, 2005; filed as Exhibit 10.3 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.02*	-	Laclede Incentive Compensation Plan II, effective as of January 1, 2005; filed as Exhibit 10.4 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.03*	-	Senior Officers’ Life Insurance Program of Laclede, as amended; filed as Exhibit 10.03 to the Company’s 1990 10-K.
10.03a*	-
Certified copy of resolutions of Laclede’s Board of Directors adopted on June 27, 1991 amending the Senior Officers’ Life Insurance Program; filed as Exhibit 10.01 to the Company’s 10-Q for the fiscal quarter ended June 30, 1991.

10.03b*	-
Certified copy of resolutions of Laclede’s Board of Directors adopted on January 28, 1993 amending the Senior Officers’ Life Insurance Program; filed as Exhibit 10.03 to the Company’s 10-Q for the fiscal quarter ended March 31, 1993.

10.04*	-
Restated Laclede Gas Company Supplemental Retirement Benefit Plan, as amended and restated effective as of November 1, 2005; filed as Exhibit 10.06 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.

10.05*	-
Amended and Restated Storage Service Agreement For Rate Schedule FSS, Contract #3147 between Centerpoint Energy-Mississippi River Transmission Corporation (MRT) and Laclede dated March 18, 2008; filed as Exhibit 10.5 to the Company’s 10-Q for the fiscal quarter ended March 31, 2008.

10.05a*	-
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3310 between Laclede and MRT dated March 18, 2008; filed as Exhibit 10.6 to the Company’s 10-Q for the fiscal quarter ended March 31, 2008.

10.05b*	-
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3311, between Laclede and MRT dated March 18, 2008; filed as Exhibit 10.7 to the Company’s 10-Q for the fiscal quarter ended March 31, 2008.

10.06*	-	Laclede Supplemental Retirement Benefit Plan II, effective as of January 1, 2005; filed as Exhibit 10.7 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.07*	-	Amendment and Restatement of Retirement Plan for Non-Employee Directors as of November 1, 2002; filed as Exhibit 10.08c to the Company’s 10-K for the fiscal year ended September 30, 2002.
10.07a*	-	Amendment to Terms of Retirement Plan for Non-Employee Directors as of October 1, 2004; filed as Exhibit 10.w to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004.
10.08*	-
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

INDEX TO EXHIBITS

Exhibit
No.

10.08a*	-	Amendment to Laclede’s Deferred Income Plan for Directors and Selected Executives, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.12a to the Company’s 1992 10-K.
10.09*	-	Form of Indemnification Agreement between Laclede and its Directors and Officers; filed as Exhibit 10.13 to the Company’s 1990 10-K.
10.10*	-	The Laclede Group Management Continuity Protection Plan, effective as of January 1, 2005; filed as Exhibit 10.5 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.10a*	-	Form of Management Continuity Protection Agreement; Filed as Exhibit 10.05a to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.11*	-	Restricted Stock Plan for Non-Employee Directors as amended and effective January 29, 2009; filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2009.
10.12*	-
Salient Features of the Laclede Gas Company Deferred Income Plan II for Directors and Selected Executives (as amended and restated effective as of January 1, 2005); filed as Exhibit 10.1 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.

10.13*	-
Salient Features of the Company’s Deferred Income Plan for Directors and Selected Executives (effective as of January 1, 2005); filed as Exhibit 10.2 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.

10.14*	-
Amended and Restated Loan Agreement dated September 10, 2004 for Laclede with U.S. Bank National Association as administrative agent and lead arranger, Bank Hapoalim B.M., as syndication agent, and Southwest Bank of St. Louis as documentation agent; filed as Exhibit 10.1 on Form 8-K filed on September 13, 2004.

10.14a*	-	Amendment to loan agreement in Exhibit 10.12, dated December 23, 2005; filed as Exhibit 10.1 to Laclede’s Form 8-K filed December 23, 2005.
10.14b*	-
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

INDEX TO EXHIBITS

Exhibit
No.

10.15b*	-	Form of Non-Qualified Stock Option Award Agreement without Mandatory Retirement Provisions; filed as Exhibit 10.2 to the Company’s Form 8-K filed November 5, 2004.
10.15c*	-	Form of Restricted Stock Award Agreement; filed as Exhibit 10.17 to the Company’s 10-Q for the fiscal quarter ended March 31, 2004.
10.15d*	-	Form of Performance – Contingent Restricted Stock Award Agreement; filed as Exhibit 10.2 to the Company’s Form 8-K filed November 2, 2006.
10.16*	-	Lease between Laclede Gas Company, as Lessee and First National Bank in St. Louis, Trustee, as Lessor; filed as Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended September 30, 2002.
10.17*	-
Automated Meter Reading Services Agreement executed March 11, 2005; filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2005. Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.18*	-	Stock Ownership Guidelines and Holding Requirements; filed as Exhibit 10.1 to the Company’s Form 8-K filed November 1, 2005.
10.19*	-	The Laclede Group, Inc. Annual Incentive Plan; filed as Appendix 4 to the Company’s proxy statement filed December 19, 2005.
10.20*	-	The Laclede Group, Inc. 2006 Equity Incentive Plan; filed as Appendix 5 to the Company’s proxy statement, filed December 19, 2005.
10.20a*	-	Form of Restricted Stock Award Agreement; filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2007.
10.20b*	-
Form of Performance Contingent Restricted Stock Award Agreement for all participants except the Chief Executive Officer and the Executive Vice President-Energy and Administrative Services; filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2007.

10.20c*	-	Forms of Performance Contingent Restricted Stock Award Agreements for Chief Executive Officer; filed as Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2007.
10.20d*	-
Form of Performance Contingent Restricted Stock Award Agreement for Executive Vice President-Energy and Administrative Services; filed as Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2007.

10.20e*	-	Restricted Stock Unit Award Agreement with Douglas H. Yaeger dated February 14, 2008; filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2008.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822; the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

10.20f*	-	Form of Restricted Stock Award Agreement filed as Exhibit 10.8 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.20g*	-	Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.8 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.21*	-	Supplemental Pension Agreement between Laclede Gas Company and Kenneth J. Neises dated March 7, 2008; filed as Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2008.
10.22*	-
Amended and Restated Firm (Rate Schedule FT) Transportation Service Agreement between Laclede Energy Resources, Inc. and Centerpoint Energy Gas Transmission Company TSA #1006667; filed as Exhibit 10.2 to the Company’s 10-Q for the fiscal quarter ended March 31, 2009.

10.23	-	Credit Agreement between the Company and Bank of America, N. A., dated as of October 2, 2009.
10.24	-	Credit Agreement between the Company and UMB Bank, N. A., dated as of October 2, 2009.
12	-	Ratio of Earnings to Fixed Charges.
21	-	Subsidiaries of the Registrant.
23	-	Consents of Independent Registered Public Accounting Firm.
31	-	Certificates under Rule 13a-14(a) of the CEO and CFO of The Laclede Group, Inc. and Laclede Gas Company.
32	-	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of The Laclede Group, Inc. and Laclede Gas Company.
99.1	-
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