Form 10-K
period 2010-09-30
LACLEDE GROUP INC
filed 2010-11-19
CIK 1126956

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended September 30, 2010

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number	Registrant	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc.	Missouri	74-2976504
1-1822	Laclede Gas Company	Missouri	43-0368139

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Indicate by check mark whether the registrant:

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
amounted to $699,639,251 as of March 31, 2010.

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	November 18, 2010
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	22,296,998
Laclede Gas Company:	Common Stock ($1.00 Par Value)	11,674*

*  100% owned by The Laclede Group, Inc.

Document Incorporated by Reference:
    Portions of Proxy Statement dated December 17, 2010 — Part III
Index to Exhibits is found on page 100.

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

•	the impact of changes and volatility in natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability, particularly those changes that impact supply for and access to the markets in which our subsidiaries transact business;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	regulatory assets
	•	franchise renewals
	•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards, including the effect of potential changes relative to adoption of or convergence with international accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
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

Item 1. Business

Overview

The Laclede Group, Inc. (Laclede Group or the Company) is a public utility holding company formed through a corporate restructuring that became effective October 1, 2001. Laclede Group is committed to providing reliable natural gas service through its regulated core utility operations while engaging in non-regulated activities that provide sustainable growth. All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment includes the regulated operations of Laclede Gas Company (Laclede Gas or the Utility), Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas is the largest natural gas distribution utility in Missouri, serving approximately 630,000 residential, commercial, and industrial customers in the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes Laclede Energy Resources, Inc. (LER), a wholly-owned subsidiary engaged in the marketing of natural gas and related activities on a non-regulated basis. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. As such, LER’s operations and customer base are more subject to fluctuations in market conditions than the Utility. Other subsidiaries provide less than 10% of consolidated revenues. As of September 30, 2010, Laclede Group had 1,697 employees, including 14 part-time employees.

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

Operating Revenues (from continuing operations) contributed by each segment for the last three fiscal years are presented below. For more detailed financial information regarding the segments, see Note 15 of the Notes to Consolidated Financial Statements.

(Thousands)	2010	2009	2008
Regulated Gas Distribution	$864,297	$1,053,993	$1,128,287
Non-Regulated Gas Marketing	858,782	836,865	1,075,845
Other	11,950	4,340	4,841
Total Operating Revenues	$1,735,029	$1,895,198	$2,208,973

The consolidated financial statements included in this report present the consolidated financial position, results of operations, and cash flows of Laclede Group. The financial statements, notes to financial statements, and management’s discussion and analysis for Laclede Gas are included in this report as Exhibit 99.1.

The following chart illustrates the organization structure of The Laclede Group, Inc. at September 30, 2010:

Organization Structure

The Laclede Group, Inc.

Laclede Gas Company	Laclede Investment LLC		Laclede Development Company	Laclede Pipeline Company

	Laclede Energy Resources, Inc.		Laclede Venture Corp.

Laclede Gas Family Services, Inc.

Laclede Group common stock is listed on The New York Stock Exchange and trades under the ticker symbol “LG.”

During fiscal year 2010, Laclede Group issued 42,733 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and 81,951 shares of common stock (including 69,451 shares of restricted stock) under its Equity Incentive Plan. During fiscal year 2009, Laclede Group issued 47,037 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and 127,610 shares of common stock (including 73,485 shares of restricted stock) under its Equity Incentive Plan.

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

Laclede Gas’ fundamental gas supply strategy is to meet the two-fold objective of 1) ensuring that the gas supplies it acquires are dependable and will be delivered when needed and 2) insofar as is compatible with that dependability, purchasing gas that is economically priced. In structuring its natural gas supply portfolio, Laclede Gas continues to focus on natural gas assets that are strategically positioned to meet the Utility’s primary objectives. Laclede Gas utilizes both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions.

In fiscal year 2010, Laclede Gas purchased natural gas from 30 different suppliers to meet current gas sales and storage injection requirements. In addition to working with major producers, the Utility has entered into agreements with suppliers that are taking advantage of improved drilling techniques and advancing technologies, which allow Laclede Gas to be flexible in meeting the needs of its customers. Natural gas purchased by Laclede Gas for delivery to our utility service area through the Mississippi River Transmission Corporation (MRT) system totaled 62.2 billion cubic feet (Bcf). The Utility also holds firm transportation on several other interstate pipeline systems that provide access to gas supplies upstream of MRT. In addition to deliveries from MRT, 7.9 Bcf of gas was purchased on the Panhandle Eastern Pipe Line Company system, and 10.1 Bcf on the Southern Star Central Pipeline system. Some of the Utility’s commercial and industrial customers purchased their own gas with Laclede Gas transporting 15.0 Bcf to them through the Utility’s distribution system.

The fiscal year 2010 peak day sendout of natural gas to utility customers, including transportation customers, occurred on January 7, 2010, when the average temperature was 11 degrees Fahrenheit. On that day, our customers consumed 0.920 Bcf of natural gas. About 81% of this peak day demand was met with natural gas transported to St. Louis through the MRT, Panhandle, and Southern Star transportation systems, and the other 19% was met from the Utility’s on-system storage and peak shaving resources.

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

REGULATORY MATTERS

There were several significant regulatory developments over the past year. For more details, please see the Regulatory and Other Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 35 of this Form 10-K.

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

Laclede Gas’ residential, commercial, and small industrial markets represent more than 90% of the Utility’s Regulated Gas Distribution operating revenue. Given the current adequate level of natural gas supply and market conditions, Laclede believes that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In the new multi-family and commercial rental markets, Laclede Gas’ competitive exposure is presently limited to space and water heating applications. Certain alternative heating systems can be cost competitive in traditional markets, but the performance and reliability of natural gas systems have contained the growth of these alternatives.

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

*****

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 16 of the Notes to Consolidated Financial Statements on page 88.

*****

Laclede Gas has labor agreements with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represent approximately 63% of Laclede Gas’ employees. The agreements expire at midnight on July 31, 2012.

The Missouri Natural Division of Laclede Gas has labor agreements with Local 884 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represents approximately 5% of Laclede Gas’ employees. The agreements expire at midnight on April 14, 2013.

*****

The business of Laclede Gas is subject to seasonal fluctuations with the peak period occurring in the winter season.

Revenues, therms sold and transported, and customers of Laclede Gas for the last three fiscal years are as follows:

Regulated Gas Distribution Operating Revenues

(Thousands)	2010	2009	2008
Residential	$589,350	$684,533	$696,919
Commercial & Industrial	208,953	255,912	267,639
Interruptible	4,246	5,301	4,704
Transportation	13,378	14,394	16,008
Off-System and Capacity Release	38,988	85,822	132,145
Provision for Refunds and Other	9,382	8,031	10,872
Total	$864,297	$1,053,993	$1,128,287

Regulated Gas Distribution Therms Sold and Transported

(Thousands)	2010	2009	2008
Residential	506,576	509,025	514,450
Commercial & Industrial	231,292	238,675	242,122
Interruptible	6,267	5,678	5,020
Transportation	150,386	154,603	172,985
System Therms Sold and Transported	894,521	907,981	934,577
Off-System	70,966	163,020	143,686
Total Therms Sold and Transported	965,487	1,071,001	1,078,263

Regulated Gas Distribution Customers (End of Period)

	2010	2009	2008
Residential	586,974	588,792	588,228
Commercial & Industrial	40,264	40,608	40,801
Interruptible	18	17	17
Transportation	137	146	144
Total Customers	627,393	629,563	629,190

*****

Laclede Gas has franchises in the more than 90 communities where it provides service with terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas, among other things, to install pipes and construct other facilities in the community. The franchise in Clayton, Missouri expired in 2008 and since that time Laclede Gas has continued to provide service in that community without a formal franchise. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas’ current public utility business in the State of Missouri.

NON-REGULATED GAS MARKETING

LER, a wholly-owned subsidiary of Laclede Investment, LLC, and Laclede Group’s primary non-regulated business, is engaged in the marketing of natural gas and providing energy services to both on-system utility transportation customers and customers outside of Laclede Gas’ traditional service area. During fiscal year 2010, LER utilized 13 interstate pipelines and approximately 80 suppliers to market natural gas to its customers, including large retail and wholesale customers primarily in the Midwest. Furthermore, LER served more than 150 retail customers and approximately 100 wholesale customers. Through its retail operations, LER offers natural gas marketing services to large industrial customers, while its wholesale business consists of buying and selling natural gas to other marketers, producers, utilities, power generators, pipelines, and municipalities.

During the past several years, LER has been successful in growing its geographic footprint by significantly expanding its wholesale business, which currently represents approximately 85% of LER’s operating revenues. While LER reported record earnings in fiscal 2009, new pipeline infrastructure brought online across the country during 2009, along with a growing surplus of natural gas supplies, impacted the pricing dynamics of the marketplace resulting in an industry-wide narrowing of regional price differentials. Despite an increasingly challenging environment, LER succeeded in increasing its sales volumes in fiscal 2010. Although per unit sales margins declined compared to fiscal 2009, LER remained profitable and expanded its market base of industrial customers, customers located in the eastern United States, and power plants that use natural gas to generate electricity. Natural gas has become a popular fuel for generating electricity, and LER remains committed to acquiring the resources necessary to serve this growing market. Natural gas commodity price risk associated with LER’s business is closely measured and managed as it seeks new growth opportunities. LER’s revenues and sales volumes for the last three fiscal years are as follows:

(Thousands)	2010	2009	2008
Non-Regulated Gas Marketing Revenues	$858,782	$836,865	$1,075,845
Non-Regulated Gas Marketing Therms Sold	1,864,104	1,826,465	1,229,221

OTHER SUBSIDIARIES

Laclede Pipeline Company, a wholly-owned subsidiary of Laclede Group, operates a pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction. This pipeline connects the propane storage and vaporization facilities of Laclede Gas to third-party propane supply terminal facilities located in Illinois, which allows Laclede Gas to receive propane that is vaporized to supplement its natural gas supply and meet peak demands on its distribution system. Laclede Pipeline Company also provides transportation services to third parties.

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

Item 1A. Risk Factors

Laclede Group’s business and financial results are subject to a number of risks and uncertainties, including those set forth below. The risks described below are those the Company considers to be material.

RISKS AND UNCERTAINTIES THAT RELATE TO THE BUSINESS AND FINANCIAL RESULTS OF LACLEDE GROUP AND ITS SUBSIDIARIES

As a holding company, Laclede Group depends on its operating subsidiaries to meet its financial obligations.

Laclede Group is a holding company with no significant assets other than cash investments and the stock of its operating subsidiaries. Laclede Group, and Laclede Gas prior to Laclede Group’s formation, have paid dividends continuously since 1946. However, Laclede Group relies exclusively on dividends from its subsidiaries, on intercompany loans from its non-utility subsidiaries, and on the repayments of principal and interest from intercompany loans made to its subsidiaries for its cash flows. Laclede Group’s ability to pay dividends to its shareholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments to Laclede Group. Laclede Group’s cash flows for fiscal year 2008 included proceeds from the sale of its wholly-owned subsidiary, SM&P.

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

Risk of unexpected losses may adversely affect Laclede Group’s financial condition and results of operations.

As with most businesses, there are operations and business risks inherent in the activities of Laclede Group’s subsidiaries. If, in the normal course of business, Laclede Group becomes a party to litigation, such litigation could result in substantial monetary judgments, fines, or penalties or be resolved on unfavorable terms. In accordance with customary practice, Laclede Group and its subsidiaries maintain insurance against a significant portion of, but not all, risks and losses. To the extent a loss is not fully covered by insurance, that loss could adversely affect the Company’s financial condition and results of operations.

Changes in accounting standards may adversely impact Laclede Group’s financial condition and results of operations.

The SEC is currently considering whether issuers in the United States of America (U.S.) should be required to prepare financial statements in accordance with International Financial Reporting Standards (IFRS) instead of U.S. Generally Accepted Accounting Principles (GAAP). IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (IASB), which are rapidly gaining worldwide acceptance. The SEC has indicated that it will decide in 2011 whether IFRS will be required for U.S. issuers. If the SEC decides to require IFRS, it expects that U.S. issuers would first report under the new standards beginning in approximately 2015 or 2016. Unlike U.S. GAAP, IFRS does not currently address the accounting for rate-regulated activities, such as those of Laclede Gas. As such, if IFRS were adopted in its current state, Laclede Gas may be precluded from applying regulatory accounting principles, including the recognition of regulatory assets and regulatory liabilities. Although the IASB currently has a project on its agenda to examine the accounting for rate-regulated activities, there is no assurance that such project will result in the issuance of a final standard or that such a standard would be comparable to current U.S. GAAP. The potential issues associated with rate-regulated accounting, along with other potential changes associated with the adoption of IFRS, may adversely impact Laclede Group’s and Laclede Gas’ financial condition and results of operations, should adoption of IFRS be required. Also, the U.S. Financial Accounting Standards Board is considering various changes to U.S. GAAP, some of which may be significant, as a part of a joint effort with the IASB to converge accounting standards. If approved, adoption of these changes may adversely impact Laclede Group’s and Laclede Gas’ financial condition and results of operations.

RISKS THAT RELATE TO THE REGULATED GAS DISTRIBUTION SEGMENT

Risks related to the regulation of the Utility business could impact rates it is able to charge, costs, and profitability.

The Missouri Public Service Commission (MoPSC or Commission) regulates many aspects of the Utility’s distribution operations, including construction and maintenance of facilities, operations, safety, the rates that the Utility may charge customers, the terms of service to its customers, and the rate of return that it is allowed to realize; as well as the accounting treatment for certain aspects of its operations. For further discussion of these accounting matters, see Critical Accounting Policies pertaining to Laclede Gas, beginning on page 32. Laclede Gas’ ability to obtain and timely implement rate increases and rate supplements to maintain the current rate of return depends upon regulatory discretion. There can be no assurance that it will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return.

Laclede Gas’ liquidity could be adversely affected by delays in recovery of its costs, due to regulation.

In the normal course of business, there may be a lag between when the Utility incurs increases in certain of its costs and the time in which those costs are considered for recovery in the ratemaking process. Cash requirements for increased operating costs, increased funding levels of defined benefit pension and postretirement costs, capital expenditures, and other increases in the costs of doing business may require outlays of cash prior to the authorization of increases in rates charged to customers, as approved by the MoPSC. Accordingly, the Utility’s liquidity may be adversely impacted to the extent higher costs are not timely recovered from its customers.

Laclede Gas’ ability to meet its customers’ natural gas requirements may be impaired if contracted gas supplies, interstate pipeline and/or storage services are not available or delivered in a timely manner.

In order to meet its customers’ annual and seasonal natural gas demands, the Utility must obtain sufficient supplies, interstate pipeline capacity, and storage capacity. If it is unable to obtain these, either from its suppliers’ inability to deliver the contracted commodity or the inability to secure replacement quantities, Laclede Gas’ financial condition and results of operations may be adversely impacted.

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

The MoPSC typically approves the Utility’s PGA changes on an interim basis, subject to refund and the outcome of a subsequent audit and prudence review. Due to such review process, there is a risk of a disallowance of full recovery of these costs. Any material disallowance of purchased gas costs would adversely affect revenues. Increases in the prices the Utility charges for gas may also adversely affect revenues because they could lead customers to reduce usage and cause some customers to have trouble paying the resulting higher bills. These higher prices may increase bad debt expenses and ultimately reduce earnings. Laclede Gas has used short-term borrowings in the past to finance storage inventories and purchased gas costs, and expects to do so in the future. Rapid increases in the price of purchased gas may result in an increase in short-term debt because Laclede Gas must pay suppliers for gas in advance of when its customers pay for that gas.

To lower financial exposure to commodity price fluctuations, Laclede Gas enters into contracts to hedge the forward commodity price of its natural gas supplies. As part of this strategy, the Utility may use fixed-price, forward, physical purchase contracts, futures, and option contracts. However, the Utility does not hedge the entire exposure of energy assets or positions to market price volatility, and the coverage will vary over time. Any costs, gains, or losses experienced through hedging procedures, including carrying costs, generally flow through the PGA Clause, thereby limiting the Utility’s exposure to earnings volatility. However, variations in the timing of collections of such gas costs under the PGA Clause and the effect of cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments may cause short-term cash requirements to vary. These procedures remain subject to prudence review by the MoPSC.

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

In addition to longer-term debt that is issued to the public by the Utility under its mortgage and deed of trust dated February 1, 1945, Laclede Gas has relied, and continues to rely, upon shorter term bank borrowings or commercial paper supported by bank lines of credit to finance the execution of a portion of its operating strategies. The Utility is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The availability and cost of these credit sources is cyclical and these capital sources may not remain available to the Utility, or it may not be able to obtain funds at a reasonable cost in the future. Laclede Gas’ ability to borrow under its existing lines of credit depends on its compliance with the Utility’s obligations under the lines of credit. If the Utility were to breach any of the financial or other covenants under these agreements, its debt repayment obligations under them could be accelerated. Laclede Gas’ ability to issue commercial paper supported by its lines of credit, to issue long-term bonds, or to obtain new lines of credit also depends on current conditions in the credit markets.

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

If the rating agencies lowered the Utility’s ratings, particularly below investment grade, it could significantly limit its access to the commercial paper market and would increase its costs of short-term borrowing. In addition, Laclede Gas would likely be required to pay a higher interest rate in future long-term financings and the Utility’s potential pool of investors and funding sources would likely decrease. Credit ratings are an independent assessment of the Utility’s ability to pay its obligations. Consequently, real or anticipated changes in credit ratings will generally affect the market value of the specific debt instruments that are rated.

Numerous environmental laws and regulations may require significant expenditures or increase operating costs.

Laclede Gas is subject to federal and state environmental laws and regulations affecting many aspects of its present and future operations. These laws and regulations require Laclede Gas to obtain and comply with a wide variety of environmental licenses, permits, inspections, and approvals. The discovery of presently unknown environmental conditions could give rise to expenditures and liabilities including fines or penalties, which could be material. To the extent such costs are not fully covered by insurance or recovered in rates from Utility customers, those costs may have an adverse effect on the financial condition and results of operations of Laclede Gas.

Laclede Gas is subject to pipeline safety and system integrity laws and regulations that may require significant expenditures or significant increases in operating costs.

Such laws and regulations affect various aspects of Laclede Gas’ present and future operations. These laws and regulations require the Utility to maintain pipeline safety and system integrity by identifying and reducing pipeline risks. Compliance with these laws and regulations may result in increased capital, operating and other costs which may not be recoverable in a timely manner from customers in rates. Failure to comply may result in fines, penalties, or injunctive measures that would not be recoverable from customers in rates and could result in a material adverse effect on Laclede Gas’ financial condition and results of operations.

Transporting, distributing, and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs.

There are inherent in gas distribution activities a variety of hazards and operations risks, such as leaks, accidental explosions, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to Laclede Gas. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. These activities may subject the Utility to litigation or administrative proceedings from time to time. Such litigation or proceedings could result in substantial monetary judgments, fines, or penalties against the Utility or be resolved on unfavorable terms. In accordance with customary industry practices, Laclede Gas maintains insurance against a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these events is not fully covered by insurance, it could adversely affect the Utility’s financial condition and results of operations.

Increases in the wholesale costs of purchased natural gas supplies may adversely impact the Utility’s competitive position compared with alternative energy sources.

Laclede Gas is the only distributor of natural gas within its franchised service area. Nevertheless, rising wholesale natural gas prices compared with prices for electricity, fuel oil, coal, propane, or other energy sources may affect the Utility’s retention of natural gas customers and adversely impact its financial condition and results of operations.

Significantly warmer-than-normal weather conditions, the effects of global warming and climate change, and other factors that influence customer usage may affect the Utility’s sale of heating energy and adversely impact its financial position and results of operations.

Laclede Gas’ earnings are primarily generated by the sale of heating energy. The Utility has a weather mitigation rate design, approved by the MoPSC, which provides better assurance of the recovery of the Utility’s fixed costs and margins during winter months despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. However, significantly warmer-than-normal weather conditions in the Utility’s service area and other factors, such as global warming and climate change, may result in reduced profitability and decreased cash flows attributable to lower gas sales levels. Furthermore, continuation of the weather mitigation rate design is subject to regulatory discretion. In addition, the promulgation of regulations by the U.S. Environmental Protection Agency or the potential enactment of Congressional legislation addressing global warming and climate change may result in future additional compliance costs that could impact the Utility’s financial condition and results of operations.

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

Catastrophic events such as fires, earthquakes, explosions, floods, tornados, terrorists acts, or other similar occurrences could adversely affect Laclede Gas’ facilities, operations, financial condition, and results of operations. The availability of insurance covering catastrophic events may be limited or may result in higher deductibles, higher premiums and more restrictive policy terms.

RISKS THAT RELATE TO THE NON-REGULATED GAS MARKETING SEGMENT

Risks of increased competition, regional fluctuations in natural gas commodity prices, and pipeline infrastructure projects may adversely impact LER’s future profitability.

Competition in the marketplace and regional fluctuations in natural gas commodity prices have a direct impact on LER’s business. Changing market conditions may adversely impact LER’s sales margins or affect LER’s ability to serve certain wholesale customers, thereby reducing wholesale sales profitability and/or increasing certain credit requirements caused by reductions in netting capability. Although the FERC regulates the interstate transportation of natural gas and establishes the general terms and conditions under which LER may use interstate gas pipeline capacity to purchase and transport natural gas, LER must occasionally renegotiate its transportation agreements with a concentrated group of pipeline companies. Renegotiated terms of new agreements may impact LER’s future profitability. Profitability may also be adversely impacted if the pipeline capacity secured by LER is not fully utilized and/or its costs are not fully recovered.

Risks of reduced access to credit and/or capital markets may prevent LER from executing operating strategies.

LER relies on its cash flows, netting capability, parental guarantees, and access to Laclede Group’s liquidity resources to satisfy its credit and working capital requirements. LER’s ability to rely on parental guarantees is dependent upon Laclede Group’s financial condition and credit ratings. If the rating agencies lowered Laclede Group’s credit ratings, particularly below investment grade, counterparty acceptance of parental guarantees may diminish, resulting in decreased availability of credit. Additionally, under such circumstances, certain counterparties may require LER to provide prepayments or cash deposits, amounts of which would be dependent upon natural gas market conditions. Reduced access to credit or increased credit requirements, which may also be caused by factors such as higher overall natural gas prices, may limit LER’s ability to enter into certain transactions. In addition, LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER also has concentrations of credit risk in certain individually significant counterparties. LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations.

Risk management policies, including the use of derivative instruments, may not fully protect LER’s sales and results of operations from volatility and may result in financial losses.

In the course of its business, LER enters into contracts to purchase and sell natural gas at fixed prices and index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. LER manages the commodity price risk associated with fixed-price commitments for the purchase or sale of natural gas by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of natural gas futures and swap contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) to lock in margins. These exchange-traded/cleared contracts are generally designated as cash flow hedges of forecasted transactions. However, market conditions and regional price changes may cause ineffective portions of matched positions to result in financial losses. Additionally, to the extent that LER’s natural gas commitments do not qualify for the normal purchases or normal sales designation (or the designation is not elected), the contracts are recorded as derivatives at fair value each period. Accordingly, the associated gains and losses are reported directly in earnings and may cause volatility in results of operations.

LER’s ability to meet its customers’ natural gas requirements may be impaired if contracted gas supplies and interstate pipeline services are not available or delivered in a timely manner.

LER’s ability to deliver natural gas to its customers is contingent upon the ability of natural gas producers, other gas marketers, and interstate pipelines to fulfill their delivery obligations to LER under firm contracts. If these counterparties fail to perform, they have a contractual obligation to reimburse LER for any adverse consequences. LER will attempt to use such reimbursements to obtain the necessary supplies so that LER may fulfill its customer obligations. To the extent that it is unable to obtain the necessary supplies, LER’s financial position and results of operations may be adversely impacted.

The energy industry is subject to regulatory and legislative developments.

LER’s business is non-regulated in that the rates it charges its customers are not established by or subject to approval by any regulatory body. However, LER is subject to various laws and regulations affecting the energy industry. New regulatory and legislative actions may adversely impact LER’s results of operations, financial condition, and cash flows by potentially reducing customer growth opportunities and/or increasing the costs of doing business.

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

For further information on Laclede Gas’ leases see Note 16 of the Notes to Consolidated Financial Statements on page 88.

Other properties of Laclede Group, including LER, do not constitute a significant portion of its properties.

Item 3. Legal Proceedings

For a description of environmental matters, see Note 16 of the Notes to Consolidated Financial Statements on page 88. For a description of pending regulatory matters of Laclede Gas, see the Regulatory and Other Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 35.

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

EXECUTIVE OFFICERS OF THE REGISTRANTS – Listed below are executive officers as defined by the SEC for Laclede Group. Their ages, at September 30, 2010, and positions are listed below along with their business experience during the past five years.

Name, Age, and Position with Company *	Appointed (1)

D. H. Yaeger, Age 61

Laclede Group
Chairman, President and Chief Executive Officer	October 2000

Laclede Gas
Chairman, President and Chief Executive Officer	January 1999

LER
President	January 1999

M. D. Waltermire, Age 52

Laclede Group
Chief Financial Officer	October 2007

Laclede Gas
Senior Vice President and Chief Financial Officer	October 2007
Vice President – Operations & Marketing	April 2003

LER
Vice President	October 2007

M. C. Darrell, Age 52

Laclede Group
General Counsel	May 2004

Laclede Gas
Senior Vice President and General Counsel	October 2007
General Counsel	May 2004

R. A. Skau, Age 53

Laclede Gas
Senior Vice President – Human Resources	October 2007
Vice President – Human Resources	February 2004

M. R. Spotanski, Age 50

Laclede Gas
Senior Vice President – Operations and Marketing	October 2007
Vice President – Finance	January 2001

M. C. Kullman, Age 50

Laclede Group
Chief Governance Officer and Corporate Secretary	February 2004

Laclede Gas
Chief Governance Officer and Corporate Secretary	February 2004

LER
Secretary	February 1998

D. P. Abernathy, Age 49

Laclede Gas
Vice President and Associate General Counsel – Industrial Relations and Claims Management	October 2007

Vice President – Associate General Counsel	September 2004

M. C. Geiselhart, Age 51

Laclede Group
Vice President – Strategic Development and Planning (2)	August 2006

Laclede Gas
Vice President – Strategic Development and Planning	August 2006

S. F. Mathews, Age 52

Laclede Gas
Vice President – Gas Supply	February 2003

M. C. Pendergast, Age 54

Laclede Gas
Vice President – Associate General Counsel	January 2002

S. P. Rasche, Age 50

Laclede Gas
Vice President – Finance (3)	November 2009

J. A. Fallert, Age 55

Laclede Gas
Controller	February 1998

S. E. Jaskowiak, Age 48

LER
Vice President and General Manager	February 2005

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

(3)	Mr. Rasche served as the Chief Financial Officer for TLCVision Corporation since 2004.

Mr. Kenneth J. Neises, former Executive Vice President, retired from Laclede Gas Company October 1, 2010.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Laclede Group’s common stock trades on The New York Stock Exchange under the symbol “LG.” The high and the low sales price for the common stock for each quarter in the two most recent fiscal years are:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
1st Quarter	$34.92	$30.17	$55.81	$33.55
2nd Quarter	34.63	30.81	48.33	35.23
3rd Quarter	35.89	31.65	39.90	29.26
4th Quarter	35.92	32.50	35.24	30.85

The number of holders of record as of September 30, 2010 was 4,676.

Dividends declared on the common stock for the two most recent fiscal years were:

	Fiscal 2010	Fiscal 2009
1st Quarter	$0.395	$0.385
2nd Quarter	0.395	0.385
3rd Quarter	0.395	0.385
4th Quarter	0.395	0.385

Disclosures relating to securities authorized for issuance under equity compensation plans is incorporated by reference from our proxy statement dated December 17, 2010.

Laclede Group periodically purchases common stock of Laclede Gas with the price set at the book value of Laclede Gas common stock as of the most recently completed fiscal quarter. The details on sales of common stock of Laclede Gas to Laclede Group during the past three fiscal years are set forth below:

	Aggregate
	Purchase Price	Number
Date of Sale	(millions)	of Shares

FY 2008
December 20, 2007	$1.0	30
February 14, 2008	1.0	28
May 12, 2008	0.9	26
August 18, 2008	0.9	25

FY 2009
November 20, 2008	40.0	1,161
December 18, 2008	0.9	26
February 10, 2009	0.4	11
May 20, 2009	0.3	9
August 14, 2009	0.4	11

FY 2010
December 15, 2009	0.3	10
February 8, 2010	0.4	10
May 7, 2010	0.4	10
August 11, 2010	0.4	10

The proceeds from Laclede Gas’ sales of stock were used to reduce its short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

The Laclede Group, Inc.

	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2010	2009	2008	2007	2006
Summary of Operations
Operating Revenues:
Regulated Gas Distribution	$864,297	$1,053,993	$1,128,287	$1,131,554	$1,141,011
Non-Regulated Gas Marketing	858,782	836,865	1,075,845	718,704	689,572
Other	11,950	4,340	4,841	5,603	4,445
Total Operating Revenues	1,735,029	1,895,198	2,208,973	1,855,861	1,835,028

Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	519,905	699,984	770,097	797,924	821,721
Other operation expenses	141,995	146,542	144,611	131,798	128,180
Maintenance	27,244	27,818	25,827	24,306	21,198
Depreciation and amortization	37,572	36,751	35,303	34,080	30,904
Taxes, other than income taxes	61,407	68,639	69,023	68,361	71,038
Total Regulated Gas Distribution Operating Expenses	788,123	979,734	1,044,861	1,056,469	1,073,041
Non-Regulated Gas Marketing	836,687	787,056	1,048,162	698,962	662,391
Other	5,353	3,344	4,603	5,376	5,024
Total Operating Expenses	1,630,163	1,770,134	2,097,626	1,760,807	1,740,456
Operating Income	104,866	125,064	111,347	95,054	94,572
Allowance for Funds Used During Construction	(112)	(152)	(72)	(17)	(45)
Other Income and (Income Deductions) - Net	3,232	1,605	1,953	6,830	5,553
Interest Charges:
Interest on long-term debt	24,583	24,583	19,851	22,502	22,329
Interest on long-term debt to unconsolidated affiliate trust	—	—	486	277	277
Other interest charges	2,269	5,163	9,140	11,155	10,278
Total Interest Charges	26,852	29,746	29,477	33,934	32,884
Income from Continuing Operations Before Income
Taxes and Dividends on Laclede Gas Redeemable
Preferred Stock	81,134	96,771	83,751	67,933	67,196
Income Tax Expense	27,094	32,509	26,190	22,146	21,301
Dividends on Laclede Gas Redeemable
Preferred Stock	—	15	35	43	48
Income from Continuing Operations	54,040	64,247	57,526	45,744	45,847
Income from Discontinued Operations, Net
of Income Tax	—	—	20,396	4,027	3,142
Net Income	$54,040	$64,247	$77,922	$49,771	$48,989

Average Number of Common Shares Outstanding:
Basic	21,986	21,893	21,657	21,455	21,247
Diluted	22,039	21,960	21,730	21,496	21,279

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.43	$2.90	$2.64	$2.12	$2.15
Income from Discontinued Operations	—	—	0.93	0.19	0.15
Net Income	$2.43	$2.90	$3.57	$2.31	$2.30

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.43	$2.89	$2.63	$2.11	$2.15
Income from Discontinued Operations	—	—	0.93	0.19	0.15
Net Income	$2.43	$2.89	$3.56	$2.30	$2.30

Item 6. Selected Financial Data (continued)

The Laclede Group, Inc.

	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2010	2009	2008	2007	2006

Dividends Declared –
Common Stock	$35,127	$34,100	$32,776	$31,505	$30,045
Dividends Declared Per
Share of Common Stock	$1.58	$1.54	$1.50	$1.46	$1.41

Utility Plant
Gross Plant – End of Period	$1,326,284	$1,280,238	$1,229,174	$1,187,828	$1,149,104
Net Plant – End of Period	884,084	855,929	823,197	793,794	763,827
Capital Expenditures	56,234	51,384	55,304	56,434	57,925
Property Retirements	10,946	9,732	15,629	16,331	22,588
Non-Utility Property	4,551	4,061	3,793	4,065	4,263
Other Investments	50,226	44,973	43,314	43,635	41,354
Total Assets of Discontinued Operations	—	—	—	73,357	76,353
Total Assets – End of Period	1,840,196	1,762,018	1,772,655	1,641,153	1,570,160

Capitalization – End of Period
Common Stock and Paid-In Capital	$180,991	$176,386	$169,234	$157,707	$148,487
Retained Earnings	361,723	342,810	312,808	268,761	250,495
Accumulated Other Comprehensive Income (Loss)	(7,137)	(2,166)	4,437	1,857	3,655
Common Stock Equity	535,577	517,030	486,479	428,325	402,637
Laclede Gas Redeemable Preferred Stock	—	—	467	627	787
Long-Term Debt to Unconsolidated Affiliate Trust	—	—	—	46,400	46,400
Long-Term Debt – Laclede Gas	364,298	389,240	389,181	309,122	349,041
Total Capitalization	$899,875	$906,270	$876,127	$784,474	$798,865

Shares of Common Stock
Outstanding – End of Period	22,293	22,168	21,993	21,646	21,362
Book Value Per Share – End of Period	$24.02	$23.32	$22.12	$19.79	$18.85

Consolidated Net Economic Earnings Data (a)

Net Economic Earnings (Non-GAAP)	$56,165	$60,806	$59,154	$46,082	$44,482
Add: Unrealized gain (loss) on energy-related derivative contracts, net of tax	(2,125)	3,441	(1,628)	(338)	1,365
Income from Continuing Operations (GAAP)	$54,040	$64,247	$57,526	$45,744	$45,847

Diluted Earnings per Share of Common Stock:
Net Economic Earnings (Non-GAAP)	$2.52	$2.74	$2.70	$2.13	$2.08
Add: Unrealized gain (loss) on energy-related derivative contracts, net of tax	(0.09)	0.15	(0.07)	(0.02)	0.07
Income from Continuing Operations (GAAP)	$2.43	$2.89	$2.63	$2.11	$2.15

(a)
This section contains the non-GAAP financial measures of net economic earnings and net economic earnings per share. Refer to the Earnings section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 27 for a discussion regarding the use of non-GAAP measures.

Note:
Earnings per share (EPS) and diluted shares outstanding amounts for previous periods have been restated to reflect the retrospective application of a new accounting standard that the Company adopted on October 1, 2009. Reported net income was not affected by the adoption of this new accounting standard.

Discontinued operations reflects the operations and sale of the Company’s former subsidiary, SM&P Utility Resources, Inc., which was sold on March 31, 2008.

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

Based on the nature of the business of the Company and its subsidiaries, as well as current economic conditions, management focuses on the following key variables in evaluating the financial condition and results of operations and managing the business:

Regulated Gas Distribution Segment:

•	the Utility’s ability to recover the costs of purchasing and distributing natural gas from its customers;
•	the impact of weather and other factors, such as customer conservation, on revenues and expenses;
•	changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utility’s ability to earn its authorized rate of return;
•	the Utility’s ability to access credit markets and maintain working capital sufficient to meet operating requirements; and,
•	the effect of natural gas price volatility on the business.

Non-Regulated Gas Marketing Segment:

•	the risks of competition;
•	regional fluctuations in natural gas prices;
•	new national pipeline infrastructure projects;
•	credit and/or capital market access;
•	counterparty risks; and,
•	the effect of natural gas price volatility on the business.

Further information regarding how management seeks to manage these key variables is discussed below.

Laclede Group’s strategy is to improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

The Utility’s strategy focuses on improving performance and mitigating the impact of weather fluctuations on Laclede Gas’ customers while improving the ability to recover its authorized distribution costs and return. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain more than 16,000 miles of mains and services comprising its natural gas distribution system and related storage facilities. The Utility’s distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the ratemaking process, and recovery of these types of costs is included in revenues generated through the Utility’s tariff rates, as approved by the MoPSC. In addition, Laclede Gas is working to improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The settlement of the Utility’s rate case in 2010 retained the Utility’s weather mitigation rate design that better ensures the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 35 of this report for additional information on regulatory issues relative to the Utility.

Laclede Gas works actively to reduce the impact of wholesale natural gas prices on its costs by strategically structuring its natural gas supply portfolio to increase its gas supply availability and pricing alternatives and through the use of derivative instruments to protect its customers from significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of derivative instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers. Long-term increases in the wholesale cost of natural gas supplies may adversely impact the Utility’s competitive position compared with alternative energy sources.

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 38 for additional information.

LER focuses on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. LER utilizes its natural gas supply agreements, transportation agreements, and other executory contracts to provide a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price risk associated with providing such services to its customers through the use of exchange-traded/cleared derivative instruments and other contractual arrangements. LER is committed to managing commodity price risk, while it continues to seek new growth opportunities and expand the services that it now provides. Nevertheless, income from LER’s operations is more subject to fluctuations in market conditions than the Utility’s operations. LER’s business is directly impacted by the effects of competition in the marketplace and the impact of new pipeline infrastructure and surplus natural gas supplies on regional natural gas commodity prices.

In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Many of LER’s physical purchase and sale transactions are recognized in earnings when the natural gas is delivered. However, generally accepted accounting principles (GAAP) require that some of LER’s energy-related transactions be accounted for as derivatives, with the changes in their fair value (representing unrealized gains or losses) recorded in earnings in periods prior to physical delivery. Because related transactions of a purchase and sale strategy may be accounted for differently, there may be timing differences in the recognition of earnings under GAAP and economic earnings realized upon settlement. The Company reports both GAAP and economic earnings, as discussed below.

In addition to its operating cash flows, LER relies on parental guarantees to secure its purchase and sales obligations of natural gas. LER also has access to Laclede Group’s liquidity resources. A large portion of LER’s receivables are from customers in the energy industry. LER also enters into netting arrangements with many of its energy counterparties to reduce overall credit and collateral exposure. Although LER’s uncollectible amounts are closely monitored and have not been significant, increases in uncollectible amounts from customers are possible and could adversely affect LER’s liquidity and results.

LER carefully monitors the creditworthiness of counterparties to its transactions. LER performs in-house credit reviews of potential customers and may require credit assurances such as prepayments, letters of credit, or parental guarantees when appropriate. Credit limits for customers are established and monitored.

EARNINGS

Laclede Group’s consolidated net income for fiscal years 2010, 2009, and 2008 was $54.0 million, $64.2 million, and $77.9 million, respectively. Basic and diluted earnings per share (EPS) were $2.43 for fiscal year 2010 compared with basic and diluted earnings per share of $2.90 and $2.89, respectively, for fiscal year 2009, and $3.57 and $3.56, respectively, for fiscal year 2008. There was no effect from discontinued operations in fiscal years 2010 and 2009. In fiscal year 2008, due to the sale of SM&P, income from discontinued operations totaled $20.4 million, or $0.93 per share.

Laclede Group reports income from continuing operations and earnings per share determined in accordance with GAAP. As Laclede Group’s non-regulated subsidiary, LER, continues to expand its business, the number of transactions accounted for through fair value measurements has increased. As a result, management also uses the non-GAAP measures of net economic earnings and net economic earnings per share when internally evaluating results of operations. Net economic earnings exclude from income from continuing operations the after-tax impacts of net unrealized gains and losses on energy-related derivatives that are required by GAAP fair value accounting. This adjustment eliminates the impact of timing differences related to current changes in the fair value of financial and physical transactions prior to their completion and settlement. Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement provides a useful representation of the economic impact of only the actual settled transactions and their effects on results of operations. These internal non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as income from continuing operations. While management uses these non-GAAP measures to evaluate both Laclede Gas and LER, the net effect of unrealized gains and losses on the Utility’s earnings is minimal because gains or losses on its natural gas derivative instruments are deferred pursuant to its PGA Clause, as authorized by the MoPSC. These unrealized gains and losses result primarily from two sources:

1)	changes in fair values of physical and/or financial derivatives prior to the period of settlement; and,
2)
ineffective portions of accounting hedges, required to be recorded in earnings prior to settlement, due to differences in commodity price changes between the locations of the forecasted physical purchase or sale transactions and the locations of the underlying hedge instruments.

Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transaction(s) occur.

Reconciliations of net economic earnings and net economic earnings per share to the Company’s most directly comparable GAAP measures are provided below.

Overview – Income (Loss) from Continuing Operations by Operating Segment

(Millions, except per share amounts)	Net Economic Earnings (Non-GAAP)	Add: Unrealized gain (loss) on energy-related derivative contracts*	Income from Continuing Operations (GAAP)
Year Ended September 30, 2010
Regulated Gas Distribution	$36.1	$(0.1)	$36.0
Non-Regulated Gas Marketing	15.7	(2.0)	13.7
Other	4.3	—	4.3
Total	$56.1	$(2.1)	$54.0
Per Share Amounts **	$2.52	$(0.09)	$2.43

Year Ended September 30, 2009
Regulated Gas Distribution	$33.1	$0.1	$33.2
Non-Regulated Gas Marketing	28.1	3.3	31.4
Other	(0.4)	—	(0.4)
Total	$60.8	$3.4	$64.2
Per Share Amounts **	$2.74	$0.15	$2.89

Year Ended September 30, 2008
Regulated Gas Distribution	$39.1	$—	$39.1
Non-Regulated Gas Marketing	20.9	(1.6)	19.3
Other	(0.9)	—	(0.9)
Total	$59.1	$(1.6)	$57.5
Per Share Amounts **	$2.70	$(0.07)	$2.63

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of unrealized gain (loss) on energy-related derivative contracts. For the fiscal years ended 2010, 2009 and 2008 the amount of income tax expense (benefit) included in the total reconciling item above is $(1.3) million, $2.2 million, and $(1.0) million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated income from continuing operations with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s consolidated income from continuing operations was $54.0 million in fiscal year 2010, compared with $64.2 million in fiscal year 2009, and $57.5 million in fiscal year 2008. Net economic earnings were $56.1 million in fiscal year 2010, compared with $60.8 million in fiscal year 2009, and $59.1 million in fiscal year 2008. Earnings decreased in fiscal year 2010 (compared with fiscal year 2009) primarily due to lower income reported by Laclede Group’s Non-Regulated Gas Marketing segment. This decrease was partially offset by increased Other Income, and improved results reported by Laclede Group’s Regulated Gas Distribution segment. Earnings increased in fiscal year 2009 (compared with fiscal year 2008) primarily due to improved results reported by Laclede Group’s Non-Regulated Gas Marketing segment, partially offset by lower earnings reported by Laclede Group’s Regulated Gas Distribution segment.

Basic and diluted earnings per share from continuing operations were $2.43 for fiscal year 2010 compared with basic and diluted earnings per share of $2.90 and $2.89, respectively, for fiscal year 2009, and $2.64 and $2.63, respectively, for fiscal year 2008. Net economic earnings per share were $2.52 in fiscal year 2010, compared with $2.74 in fiscal year 2009, and $2.70 in fiscal year 2008. The year-to-year variations in earnings per share and net economic earnings per share were primarily due to the changes in net income and net economic earnings, respectively, in each period.

2010 vs. 2009

Regulated Gas Distribution income from continuing operations and Regulated Gas Distribution net economic earnings increased by $2.8 million and $3.0 million, respectively, in 2010, compared with 2009. The increase was primarily due to the following factors (quantified on a pre-tax basis):

•	decreases in operation and maintenance expense totaling $5.1 million, including a lower provision for uncollectible accounts totaling $3.4 million;
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $3.2 million; and,
•	the benefit of the general rate increase, effective September 1, 2010, totaling $2.5 million.

These factors were partially offset by:

•	lower income from off-system sales and capacity release totaling $4.3 million; and,
•	the effect of lower system gas sales volumes and other variations totaling $2.8 million.

The Non-Regulated Gas Marketing segment reported income from continuing operations totaling $13.7 million for fiscal year 2010, a decrease in earnings of $17.7 million compared with fiscal year 2009. Net economic earnings decreased $12.4 million compared with fiscal year 2009. These decreases were primarily due to LER’s significantly reduced margins on sales of natural gas. The reduced sales margins were driven primarily by narrower regional price differentials that have recently prevailed in the marketplace, as compared to the favorable market conditions that existed during fiscal year 2009. On a GAAP basis, the reduced sales margins this year also included the effect of after-tax net unrealized losses from certain of LER’s energy-related derivative contracts, totaling $2.0 million, recognized in earnings during fiscal year 2010, compared with after-tax net unrealized gains, totaling $3.3 million, recognized during fiscal year 2009.

Other income from continuing operations and Other net economic earnings increased by $4.7 million in 2010, compared with 2009. The increase was primarily due to a propane transaction in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. This non-regulated transaction resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory.

2009 vs. 2008

Regulated Gas Distribution income from continuing operations and Regulated Gas Distribution net economic earnings decreased by $5.9 million and $6.0 million, respectively, in 2009, compared with 2008. The decrease was primarily due to the following factors (quantified on a pre-tax basis, except for the income tax item):

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

These factors were partially offset by higher ISRS revenues totaling $3.8 million.

The Non-Regulated Gas Marketing segment reported income from continuing operations totaling $31.4 million for fiscal year 2009, an increase in earnings of $12.1 million compared with fiscal year 2008. Net economic earnings increased $7.2 million compared with fiscal year 2008. These increased earnings were primarily due to LER’s increased sales volumes primarily attributable to its acquisition of additional firm pipeline transportation capacity prior to the 2008 – 2009 winter. This capacity, along with favorable natural gas costs, supported 49% higher sales volumes and greater margins in fiscal year 2009 as compared with fiscal year 2008. These factors were partially offset by the effect of a benefit from the reversal of certain tax-related expenses totaling $1.3 million during fiscal year 2008. On a GAAP basis, the increased sales margins also included the effect of after-tax net unrealized gains from certain of LER’s energy-derivative contracts, totaling $3.3 million, recognized in earnings during fiscal year 2009, compared with after-tax net unrealized losses, totaling $1.6 million, recognized during fiscal year 2008.

Regulated Gas Distribution Operating Revenues

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

2010 vs. 2009

Regulated Gas Distribution Operating Revenues for fiscal year 2010 decreased $189.7 million compared to fiscal year 2009, primarily due to lower wholesale gas costs. Temperatures experienced in the Utility’s service area during 2010 were 1.6% warmer than the same period last year and 2.5% warmer than normal. Total system therms sold and transported were 894.5 million for fiscal year 2010 compared with 908.0 million for fiscal year 2009. Total off-system therms sold and transported were 71.0 million for fiscal year 2010 compared with 163.0 million for fiscal year 2009. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$(141.1)
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations)	(42.8)
Lower system sales volumes and other variations	(10.2)
Higher ISRS revenues	3.2
General rate increase, effective September 1, 2010	2.5
Lower prices charged for off-system sales	(1.3)
Total Variation	$(189.7)

2009 vs. 2008

Regulated Gas Distribution Operating Revenues for fiscal year 2009 decreased $74.3 million compared to fiscal year 2008, primarily due to lower gas prices charged for off-system sales. Temperatures experienced in the Utility’s service area during 2009 were 1.8% warmer than fiscal year 2008 and 1.5% warmer than normal. Total system therms sold and transported were 908.0 million for fiscal year 2009 compared with 934.6 million for fiscal year 2008. Total off-system therms sold and transported were 163.0 million for fiscal year 2009 compared with 143.7 million for fiscal year 2008. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

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

Regulated Gas Distribution Operating Expenses

2010 vs. 2009

Regulated Gas Distribution Operating Expenses in fiscal year 2010 decreased $191.6 million, or 19.6%, from fiscal year 2009. Natural and propane gas expense decreased $180.1 million from last year’s level, primarily attributable to lower rates charged by our suppliers and lower off-system gas expense. Other operation and maintenance expenses decreased $5.1 million, or 2.9%, primarily due to a lower provision for uncollectible accounts, reduced distribution and maintenance expenses, a lower provision for injuries and damages, and decreased charges for outside services. These factors were partially offset by the effect of a gain on the disposal of assets recorded in fiscal year 2009 and an increase in pension expense. Depreciation and amortization expense increased $0.8 million, or 2.2%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $7.2 million, or 10.5%, primarily due to decreased gross receipts taxes (attributable to the decreased revenues).

2009 vs. 2008

Regulated Gas Distribution Operating Expenses in fiscal year 2009 decreased $65.1 million, or 6.2%, from fiscal year 2008. Natural and propane gas expense decreased $70.1 million from fiscal year 2008, primarily attributable to lower off-system gas expense, decreased rates charged by our suppliers, and lower volumes purchased for sendout. Other operation and maintenance expenses increased $3.9 million, or 2.3%, primarily due to increases in compensation expenses, higher maintenance charges, and increased injuries and damages expense, partially offset by a decrease in distribution charges, a lower provision for uncollectible accounts, and a gain on the disposal of assets in fiscal year 2009. Depreciation and amortization expense increased $1.4 million, or 4.1%, primarily due to additional depreciable property.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues increased $21.9 million in fiscal year 2010 from those revenues for fiscal year 2009 primarily due to 2% higher sales volumes and higher per unit gas prices charged by LER. The increase in Non-Regulated Gas Marketing Operating Expenses of $49.6 million was primarily associated with higher prices charged by suppliers and increased volumes purchased.

Non-Regulated Gas Marketing Operating Revenues decreased $239.0 million in fiscal year 2009 from those revenues for fiscal year 2008 primarily due to lower per unit gas sales prices charged by LER, partially offset by 49% higher sales volumes. The decrease in Non-Regulated Gas Marketing Operating Expenses of $261.1 million was primarily associated with lower prices charged by suppliers, partially offset by increased volumes purchased.

Other Operating Revenues and Operating Expenses

Other Operating Revenues increased $7.6 million in fiscal year 2010 (compared to fiscal year 2009) primarily due to a propane transaction in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. This non-regulated transaction resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory. The increase in Other Operating Expenses, totaling $2.0 million in fiscal year 2010 (compared to fiscal year 2009), was primarily due to expenses associated with this propane transaction.

Other Income and (Income Deductions)-Net

Other Income and (Income Deductions)-Net increased $1.7 million in fiscal year 2010 (compared to fiscal year 2009), due to higher net investment gains and other minor variations, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs and lower interest income. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

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

Interest Charges

The $2.9 million decrease in interest charges in fiscal year 2010 (over fiscal year 2009) was primarily due to lower interest on short-term debt. The $0.3 million increase in interest charges in fiscal year 2009 (over fiscal year 2008) was primarily due to higher interest on long-term debt, primarily attributable to the issuance of $80.0 million principal amount of 6.35% first mortgage bonds on September 23, 2008. This increase was largely offset by lower interest on short-term debt. Average short-term interest rates were 0.3% this year compared with 1.5% in fiscal year 2009 and 4.1% in fiscal year 2008. Average short-term borrowings were $107.9 million, $207.6 million, and $180.7 million for fiscal years 2010, 2009, and 2008, respectively.

Income Taxes

Income tax expense decreased $5.4 million in fiscal year 2010 (from fiscal year 2009) and increased $6.3 million in fiscal year 2009 (over fiscal year 2008). These variations are primarily due to changes in pre-tax income. The variation in 2009 (compared to 2008) also reflects the effect of lower income tax expense in fiscal year 2008 due to the recognition of previously unrecognized tax benefits.

Income from Discontinued Operations

The sale of SM&P on March 31, 2008 resulted in after-tax earnings of $25.4 million, net of associated costs of disposal. Income from Discontinued Operations for fiscal year 2008 was $20.4 million, consisting of the net effect of the sale and SM&P’s seasonal operating loss through the March 31 sale date. Basic and diluted earnings per share from discontinued operations were $0.93 for fiscal year 2008.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following represent the more significant items requiring the use of judgment and estimates in preparing our consolidated financial statements:

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. Accounts receivable are written off against the allowance for doubtful accounts when they are deemed to be uncollectible. The Utility’s provision for uncollectible accounts includes the amortization of previously deferred uncollectible expenses, as approved by the MoPSC.

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

The table below reflects the sensitivity of Laclede’s plans to potential changes in key assumptions:

Pension Plan Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual
		Benefit	Net Pension
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(9,820)	$199
	(0.25)	10,120	(220)

Rate of Future Compensation Increase	0.25%	6,400	380
	(0.25)	(6,300)	(370)

Expected Return on Plan Assets	0.25%	—	(610)
	(0.25)	—	610

Postretirement Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual Net
		Postretirement	Postretirement
		Benefit	Benefit
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(2,320)	$(116)
	(0.25)	2,380	114

Expected Return on Plan Assets	0.25%	—	(100)
	(0.25)	—	100

Annual Medical Cost Trend	1.00%	5,850	1,270
	(1.00)	(5,300)	(1,130)

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

Non-Regulated Gas Marketing Energy Contracts – LER routinely enters into contracts for the physical purchase or sale of natural gas in a future period. In determining the appropriate accounting treatment for these contracts, management is required to assess the contract terms and various other factors to determine if the contracts are subject to the derivative accounting guidance in ASC Topic 815, “Derivatives and Hedging.” If a contract is deemed to meet the definition of derivative, management’s judgment is further required in determining if the contract is eligible for the normal purchases or normal sales election, which, if elected, permits the Company to account for the contract in the period the natural gas is delivered. To the extent LER’s contracts qualify for the normal purchases or normal sales election under GAAP, the election is generally taken. Many of LER’s contracts are accounted for in this manner. However, pursuant to GAAP, certain contracts do not qualify for this election and are required to be accounted for as derivatives with changes in fair value (representing unrealized gains or losses) recognized in earnings in the periods prior to physical delivery. Unrealized gains or losses on these contracts are recognized as either Non-Regulated Gas Marketing operating revenues or Non-Regulated Gas Marketing operating expenses in the Statements of Consolidated Income. In the absence of quoted prices in active markets for identical assets or liabilities, determining the fair value of a derivative contract requires judgment as to the appropriateness of various market inputs and involves making assumptions regarding how market participants would price the asset or liability. In addition to these physical contracts, LER also utilizes natural gas futures and swap contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) to manage the price risk associated with certain of its fixed-price commitments. These contracts are generally designated for hedge accounting treatment, as discussed in Note 11 of the Notes to Consolidated Financial Statements.

For further discussion of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included on page 55.

REGULATORY AND OTHER MATTERS

There have been several significant regulatory developments affecting Laclede Gas.

During fiscal year 2006, the MoPSC approved permanent modifications to the Cold Weather Rule affecting the disconnection and reconnection practices of utilities during the winter heating season. Those modifications included provisions to allow the Utility to obtain accounting authorizations and defer for future recovery certain costs incurred with the modifications. During fiscal year 2007, the Utility deferred for future recovery $2.7 million of costs associated with the fiscal year 2007 heating season. In 2008, the Utility and the MoPSC Staff filed a Non-Unanimous Stipulation & Agreement in which these parties agreed to a recovery of $2.5 million of costs, which Public Counsel opposed. The Commission approved the $2.5 million cost recovery recommended by the Utility and the MoPSC Staff, which Public Counsel appealed to the Cole County, Missouri Circuit Court. In 2009, the Court affirmed the Commission’s Order and Public Counsel appealed to the Court of Appeals for the Western District of Missouri. On December 22, 2009, the Court of Appeals also issued a judgment affirming the Commission’s Order. On January 5, 2010, Public Counsel sought rehearing of the decision or transfer to the Missouri Supreme Court. The Court subsequently denied this request.

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. On December 31, 2009, the MoPSC Staff proposed a number of non-monetary recommendations only, based on its review of gas costs for fiscal year 2008. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In its December 31, 2007 recommendation relating to fiscal year 2006 gas costs, the MoPSC Staff also raised questions regarding whether certain sales and capacity release transactions subject to the Federal Energy Regulatory Commission (FERC)’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. In June 2008, as a result of the internal review, the Company provided the FERC Staff with a self report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On February 9, 2010, the FERC Staff informed the Company that it has closed its investigation of the Company’s self report without taking further action.

In connection with the affiliate transaction matters mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted the Company’s corporate reorganization into a holding company structure. Also, on October 6, 2010, the MoPSC Staff filed a related complaint against Laclede Gas alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. Laclede Gas believes that neither of the complaints have merit and intends to vigorously oppose both of them. In addition, the Company had filed a counterclaim against the MoPSC Staff in the July 7 complaint case alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and the provisions under which the Company allocates costs among affiliated companies. However, on November 3, 2010, the MoPSC issued an order dismissing the Utility’s counterclaim for failure to state a claim upon which relief may be granted.

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. As a result of the ensuing procedural schedule, the Cold Weather Rule portion of the filing became moot. On April 15, 2009, the Commission rejected the Utility’s tariffs on the grounds that it did not have the legal authority to approve them, of which Laclede Gas sought judicial review. On January 11, 2010, the Court found that the Commission did have the legal authority to approve such tariffs, which decision the Commission appealed to the Missouri Court of Appeals, Western District. On October 19, 2010, the Western District overruled the Cole County Circuit Court’s decision and affirmed the Commission’s April 15, 2009 Order. Laclede Gas has filed with the Western District a motion for rehearing and an application to transfer the case to the Missouri Supreme Court.

On December 4, 2009, Laclede Gas filed tariff sheets in a new general rate case proceeding designed to increase revenues by approximately $52.6 million annually, or 6.9%. On July 23, 2010 and August 3, 2010, the Utility and the other parties to the proceeding filed Stipulation and Agreements that comprised a settlement of all matters and provided for a net $20.5 million increase in annual revenues, reflecting an annual increase of $31.4 million in base rates minus $10.9 million that was being billed to customers through the ISRS. The settlement also retained the Utility’s weather mitigation rate design and provided for the funding of various low-income, weatherization, and conservation and energy efficiency programs. On August 18, 2010, the MoPSC approved the settlement, which became effective September 1, 2010.

On January 15, 2010, the Utility made an ISRS filing with the Commission designed to increase revenues by $3.2 million annually, $2.8 million of which the MoPSC approved effective March 31, 2010. These surcharges were reset to zero effective September 1, 2010, as the ISRS-related costs are being recovered through new base rates effective on that same date. On October 29, 2010, the Utility made an ISRS filing with the Commission designed to increase revenues $2.6 million annually, pending approval by the Commission.

On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. The Company believes that the allegations lack merit and is vigorously defending its position. While the results of the claims cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

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

FINANCIAL CONDITION

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

Net cash provided by operating activities for fiscal years 2010 and 2009 was $106.9 million and $228.8 million, respectively. Net cash used in operating activities for fiscal year 2008 was $36.5 million. The decrease in net cash provided by operating activities in fiscal year 2010 (compared to fiscal year 2009) is primarily attributable to increased payments for natural gas storage inventories this year. The improvement in cash flows provided by operating activities in fiscal year 2009 (over fiscal year 2008) was primarily attributable to reduced payments for natural gas storage inventories, other variations in the timing of the collection of gas costs under the PGA Clause, and reduced cash paid for income taxes.

Net cash used in investing activities for fiscal years 2010 and 2009 was $60.8 million and $52.3 million, respectively. Net cash provided by investing activities for fiscal year 2008 was $26.9 million. Net cash used in investing activities in fiscal years 2010 and 2009 primarily reflected capital expenditures. Net cash provided by investing activities in fiscal year 2008 is primarily attributable to the proceeds from the sale of SM&P, partially offset by capital expenditures.

Net cash used in financing activities for fiscal years 2010, 2009, and 2008 was $33.8 million, $116.8 million, and $28.3 million, respectively. The variation in net cash used in financing activities in fiscal year 2010 (over fiscal year 2009) primarily reflects a reduction in repayments of short-term debt this year. The variation in net cash used in financing activities in fiscal year 2009 (over fiscal year 2008) primarily reflects an increase in the repayments of short-term debt, partially offset by the net effect of changes in long-term debt during fiscal year 2008, including the redemption of the Company’s long-term debt to an unconsolidated affiliate trust. The Company used a portion of the proceeds from the aforementioned sale of SM&P to fund the redemption of the long-term debt to the unconsolidated affiliate trust.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Investments

Laclede Group had short-term investments totaling $76.0 million at September 30, 2010, earning an average interest rate of 0.3%. These investments, which are presented as cash and cash equivalents on the Consolidated Balance Sheets, were diversified among several money market funds and interest-bearing deposits at highly-rated commercial banks. The money market funds are accessible by the Company on demand. The bank deposits are also generally available on demand, though the banks reserve the right to require seven days’ notice for a withdrawal. These funds are used to support the working capital needs of the Company’s subsidiaries. The balance of short-term investments ranged between $60.1 million and $106.4 million during the fiscal year.

Short-term Debt

As indicated in the discussion of cash flows above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. During fiscal year 2010, Laclede Gas utilized only commercial paper for external short-term funding. Commercial paper borrowings ranged between $48.2 million and $178.0 million during the fiscal year, and stood at $129.7 million on September 30, 2010. The weighted average interest rate on the short-term borrowings was 0.3% per annum at September 30, 2010. For the entire fiscal year, short-term borrowings averaged $107.9 million at an average interest rate of 0.3%. Based on average short-term borrowings for the year, an increase in the average interest rate of 100 basis points would decrease pre-tax earnings and cash flows of Laclede Group by approximately $1.1 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs. Laclede Gas borrowed a maximum of $1.2 million from Laclede Group during the fiscal year, and there were no such borrowings outstanding at the end of the fiscal year.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On September 30, 2010, total debt was 56% of total capitalization. For the fiscal year ended September 30, 2010, EBITDA was 4.55 times interest expense.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit which expire in September 2011, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 49% on September 30, 2010. These lines have been used to provide for seasonal funding needs of various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the fiscal year.

Long-term Debt, Equity, and Shelf Registrations

Laclede Gas has on file with the Securities and Exchange Commission (SEC) an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, which expires May 28, 2013. The entire amount of this shelf registration remains available to Laclede Gas at this time.

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective from June 30, 2010 through June 30, 2013. During fiscal year 2010, pursuant to this and previous authorities, the Utility sold 40 shares of its common stock to Laclede Group for $1.4 million. For more information on these sales of stock, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities. As of November 19, 2010, $517.6 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At September 30, 2010, Laclede Gas had fixed-rate long-term debt totaling $390 million (including current maturities). On November 15, 2010, Laclede Gas paid at maturity $25 million principal amount of 6 1/2% first mortgage bonds. This maturity was funded through short-term borrowings. While the remaining long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $390 million in long-term debt, $75 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Laclede Group has on file a shelf registration on form S-3 with the SEC that allows for the issuance of equity securities and debt securities. No securities have been issued under this registration statement, which expires November 26, 2011. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions. In addition, Laclede Group has a registration statement on file on From S-3 for the issuance and sale of up to 400,000 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 327,781 shares and 317,186 shares at September 30, 2010 and November 19, 2010, respectively, remaining available for issuance under this Form S-3.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At September 30, 2010, the maximum guarantees under these leases were $1.3 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At September 30, 2010, the carrying value of the liability recognized for these guarantees was $0.3 million.

Laclede Group had guarantees totaling $105.3 million for performance and payment of certain wholesale gas supply purchases by LER, as of September 30, 2010. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $2.3 million bringing the total to $107.6 million in guarantees outstanding at November 19, 2010. No amounts have been recorded for these guarantees in the financial statements.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. These ratings, which are indicated below, were unchanged over the past fiscal year, but remain subject to review and change by the rating agencies.

Type of Facility	S&P	Moody’s	Fitch
Laclede Group Issuer Rating	A		A-
Laclede Gas First Mortgage Bonds	A	A2	A+
Laclede Gas Commercial Paper	A-1	P-2	F1

Utility capital expenditures were $56.2 million in fiscal year 2010, compared with $51.4 million and $55.3 million for fiscal years 2009 and 2008, respectively. Utility capital expenditures are expected to be approximately $64 million in fiscal year 2011. The increase in capital expenditures expected for fiscal year 2011, compared with prior periods, is primarily attributable to anticipated additional expenditures for distribution plant, as well as other planned improvements to the Utility’s natural gas storage facilities and general plant purchases. Non-utility capital expenditures for fiscal year 2010 were $0.8 million compared with $1.0 million in fiscal year 2009 and $1.3 million in fiscal year 2008, and are estimated to be approximately $0.6 million in fiscal year 2011.

Consolidated capitalization at September 30, 2010 consisted of 59.5% Laclede Group common stock equity and 40.5% Laclede Gas long-term debt.

Laclede Group’s ratio of earnings (from continuing operations) to fixed charges was 3.8 for fiscal year 2010, 4.1 for fiscal year 2009, and 3.7 for fiscal year 2008.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

CONTRACTUAL OBLIGATIONS

As of September 30, 2010, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Principal Payments on Long-Term Debt	$390.0	$25.0	$25.0	$—	$340.0
Interest Payments on Long-Term Debt	484.9	23.8	45.1	42.7	373.3
Operating Leases (a)	15.3	5.1	7.0	3.2	—
Purchase Obligations – Natural Gas (b)	908.0	494.7	372.2	26.7	14.4
Purchase Obligations – Other (c)	89.8	17.8	18.4	16.7	36.9
Total (d)	$1,888.0	$566.4	$467.7	$89.3	$764.6

(a)
Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the Regulated Gas Distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Regulated Gas Distribution and Non-Regulated Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2010 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The categories of Capital Leases and Other Long-Term Liabilities have been excluded from the table above because there are no material amounts of contractual obligations under these categories. Long-term liabilities associated with unrecognized tax benefits, totaling $6.4 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $10.6 million in fiscal year 2011. Laclede Gas anticipates a $2.4 million contribution relative to its non-qualified pension plans during fiscal year 2011. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $13.3 million to the qualified trusts and $0.3 million directly to participants from Laclede Gas’ funds during fiscal year 2011. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Commodity Price Risk

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

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. Pursuant to this risk management policy, LER manages the price risk associated with its fixed-price commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures and swap contracts traded on or cleared through the NYMEX to lock in margins. At September 30, 2010 and 2009, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.

As mentioned above, LER uses natural gas futures and swap contracts traded on or cleared through the NYMEX to manage the commodity price risk associated with its fixed-price natural gas purchase and sale commitments. These derivative instruments are generally designated as cash flow hedges of forecasted purchases or sales. Such accounting treatment generally permits a substantial portion of the gain or loss to be deferred from recognition in earnings until the period that the associated forecasted purchase or sale is recognized in earnings. To the extent a hedge is effective, gains or losses on the derivatives will be offset by changes in the value of the hedged forecasted transactions. Accordingly, the Company does not expect any material adverse earnings impact associated with the use of these instruments. Information about the fair values of LER’s exchange-traded/cleared natural gas derivative instruments is presented below:

(Thousands)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin

Net balance of derivative assets at September 30, 2009	$1,807	$960	$2,767
Changes in fair value	3,568	—	3,568
Settlements	(15,337)	—	(15,337)
Changes in cash margin	—	10,608	10,608
Net balance of derivative assets (liabilities) at September 30, 2010	$(9,962)	$11,568	$1,606

(Thousands)	At September 30, 2010
	Maturity by Fiscal Year
	Total	2011	2012	2013
Fair values of exchange-traded/cleared natural gas derivatives - net	$(9,962)	$(6,531)	$(3,418)	$(13)

MMBtu – net long futures/swap positions	4,550	2,310	2,180	60

Many of LER’s physical natural gas derivative contracts are designated as normal purchases or normal sales, as permitted by GAAP. This election permits the Company to account for the contract in the period the natural gas is delivered. However, certain contracts do not qualify for this election under GAAP and are required to be accounted for as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal year 2011:

(Thousands)

Net balance of derivative assets at September 30, 2009	$1,066
Changes in fair value	834
Settlements	(1,732)
Net balance of derivative assets at September 30, 2010	$168

For further details related to LER’s derivatives and hedging activities, see Note 11, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

Counterparty Credit Risk

LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER also has concentrations of credit risk with certain individually significant counterparties. To the extent possible, LER enters into netting arrangements with its counterparties to mitigate exposure to credit risk. Although not recorded on the consolidated balance sheets, LER is also exposed to credit risk associated with its derivative contracts designated as normal purchases and normal sales. LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these concentrations of credit risk, including how LER manages these risks, see Note 12, Concentrations of Credit Risk, of the Notes to Consolidated Financial Statements.

Interest Rate Risk

The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. In fiscal year 2010, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $1.1 million. Portions of such increases may be offset through the application of PGA carrying costs. At September 30, 2010, Laclede Gas had fixed-rate long-term debt, including current obligations, totaling $390 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations is included in Exhibit 99.1 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 41 of this report.

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the internal control over financial reporting of The Laclede Group, Inc. and subsidiaries (the “Company”) as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2010 of the Company and our report dated November 19, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of The Laclede Group, Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of income, common shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 19, 2010

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME

(Thousand, Except Per Share Amounts)
Years Ended September 30	2010	2009	2008

Operating Revenues:
Regulated Gas Distribution	$864,297	$1,053,993	$1,128,287
Non-Regulated Gas Marketing	858,782	836,865	1,075,845
Other	11,950	4,340	4,841
Total Operating Revenues	1,735,029	1,895,198	2,208,973
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	519,905	699,984	770,097
Other operation expenses	141,995	146,542	144,611
Maintenance	27,244	27,818	25,827
Depreciation and amortization	37,572	36,751	35,303
Taxes, other than income taxes	61,407	68,639	69,023
Total Regulated Gas Distribution Operating Expenses	788,123	979,734	1,044,861
Non-Regulated Gas Marketing	836,687	787,056	1,048,162
Other	5,353	3,344	4,603
Total Operating Expenses	1,630,163	1,770,134	2,097,626
Operating Income	104,866	125,064	111,347
Other Income and (Income Deductions) – Net	3,120	1,453	1,881
Interest Charges:
Interest on long-term debt	24,583	24,583	19,851
Interest on long-term debt to unconsolidated affiliate trust	—	—	486
Other interest charges	2,269	5,163	9,140
Total Interest Charges	26,852	29,746	29,477
Income from Continuing Operations Before Income Taxes
and Dividends on Laclede Gas Redeemable Preferred Stock	81,134	96,771	83,751
Income Tax Expense	27,094	32,509	26,190
Dividends on Laclede Gas Redeemable Preferred Stock	—	15	35
Income from Continuing Operations	54,040	64,247	57,526
Income from Discontinued Operations, Net of Income Tax (Note 2)	—	—	20,396
Net Income	$54,040	$64,247	$77,922

Average Number of Common Shares Outstanding:
Basic	21,986	21,893	21,657
Diluted	22,039	21,960	21,730

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.43	$2.90	$2.64
Income from Discontinued Operations	—	—	0.93
Net Income	$2.43	$2.90	$3.57

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.43	$2.89	$2.63
Income from Discontinued Operations	—	—	0.93
Net Income	$2.43	$2.89	$3.56

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Thousands)
Years Ended September 30	2010	2009	2008

Net Income	$54,040	$64,247	$77,922
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	5,259	6,019	8,091
Reclassification adjustment for gains included in net income	(13,045)	(15,270)	(3,814)
Net unrealized (losses) gains on cash flow hedging
derivative instruments	(7,786)	(9,251)	4,277
Defined benefit pension and other postretirement benefit plans:
Net actuarial loss arising during the period	(1,783)	(1,728)	(271)
Amortization of actuarial loss included in net periodic pension and
postretirement benefit cost	1,471	199	171
Net defined benefit pension and other postretirement benefit plans	(312)	(1,529)	(100)
Other Comprehensive (Loss) Income, Before Tax	(8,098)	(10,780)	4,177
Income Tax (Benefit) Expense Related to Items
of Other Comprehensive Income (Loss)	(3,127)	(4,146)	1,597
Other Comprehensive (Loss) Income, Net of Tax	(4,971)	(6,634)	2,580
Comprehensive Income	$49,069	$57,613	$80,502

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(Thousands)
September 30	2010	2009

ASSETS
Utility Plant	$1,326,284	$1,280,238
Less – Accumulated depreciation and amortization	442,200	424,309
Net Utility Plant	884,084	855,929

Non-utility property (net of accumulated depreciation and
amortization, 2010, $3,864; 2009, $3,508)	4,551	4,061
Other investments	50,226	44,973
Other Property and Investments	54,777	49,034

Current Assets:
Cash and cash equivalents	86,919	74,591
Accounts receivable:
Utility	70,053	81,262
Non-utility	56,160	42,382
Other	11,671	7,511
Allowance for doubtful accounts	(10,295)	(11,160)
Inventories:
Natural gas stored underground at LIFO cost	113,576	93,313
Propane gas at FIFO cost	15,625	19,847
Materials, supplies, and merchandise at average cost	3,867	4,158
Natural gas receivable	22,963	28,344
Derivative instrument assets	10,285	17,178
Unamortized purchased gas adjustments	23,718	—
Deferred income taxes	—	1,707
Prepayments and other	9,653	9,650
Total Current Assets	414,195	368,783

Deferred Charges:
Regulatory assets	479,462	482,999
Other	7,678	5,273
Total Deferred Charges	487,140	488,272
Total Assets	$1,840,196	$1,762,018

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

(Thousands)
September 30	2010	2009

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$535,577	$517,030
Long-term debt – Laclede Gas	364,298	389,240
Total Capitalization	899,875	906,270

Current Liabilities:
Notes payable	129,650	129,800
Accounts payable	95,595	72,765
Advance customer billings	16,809	21,140
Current portion of long-term debt	25,000	—
Wages and compensation accrued	13,410	12,682
Dividends payable	8,942	8,687
Customer deposits	11,244	12,400
Interest accrued	9,639	9,943
Taxes accrued	10,501	15,951
Unamortized purchased gas adjustments	—	3,130
Deferred income taxes	155	—
Other	12,979	12,642
Total Current Liabilities	333,924	299,140

Deferred Credits and Other Liabilities:
Deferred income taxes	292,391	256,196
Unamortized investment tax credits	3,538	3,754
Pension and postretirement benefit costs	207,607	202,681
Asset retirement obligations	25,837	25,503
Regulatory liabilities	47,365	44,225
Other	29,659	24,249
Total Deferred Credits and Other Liabilities	606,397	556,608
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$1,840,196	$1,762,018

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION

(Thousands, Except for Shares and Per Share Amounts)
September 30	2010	2009

Common Stock Equity:
Common stock, par value $1 per share:
Authorized – 2010 and 2009, 70,000,000 shares
Issued – 2010, 22,292,804 shares; and 2009, 22,168,120 shares	$22,293	$22,168
Paid-in capital	158,698	154,218
Retained earnings	361,723	342,810
Accumulated other comprehensive loss	(7,137)	(2,166)
Total Common Stock Equity	535,577	517,030

Long-Term Debt – Laclede Gas:
First Mortgage Bonds:
6-1/2% Series, due November 15, 2010	—	25,000
6-1/2% Series, due October 15, 2012	25,000	25,000
5-1/2% Series, due May 1, 2019	50,000	50,000
7% Series, due June 1, 2029	25,000	25,000
7.90% Series, due September 15, 2030	30,000	30,000
6% Series, due May 1, 2034	100,000	100,000
6.15% Series, due June 1, 2036	55,000	55,000
6.35% Series, due October 15, 2038	80,000	80,000
Total	365,000	390,000
Unamortized discount, net of premium, on long-term debt	(702)	(760)
Total Long-Term Debt – Laclede Gas	364,298	389,240
Total Capitalization	$899,875	$906,270

Long-term debt dollar amounts are exclusive of current portion.

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Issued		Paid-in	Retained	Accum. Other Comp.
(Thousands, Except for Shares and Per Share Amounts)	Shares	Amount	Capital	Earnings	Income	Total

BALANCE OCTOBER 1, 2007	21,645,637	$21,646	$136,061	$268,761	$1,857	$428,325
Adoption of FIN 48, as codified in ASC Topic 740, as of October 1, 2007	—	—	—	(1,099)	—	(1,099)
Net income	—	—	—	77,922	—	77,922
Dividend reinvestment plan	106,436	106	3,681	—	—	3,787
Stock-based compensation costs	—	—	2,615	—	—	2,615
Employee stock options exercised	178,750	179	4,833	—	—	5,012
Employee restricted stock awards	62,650	62	(62)	—	—	—
Non-employee directors’ restricted stock awards	—	—	(421)	—	—	(421)
Tax benefit – stock compensation	—	—	534	—	—	534
Dividends declared:
Common stock ($1.50 per share)	—	—	—	(32,776)	—	(32,776)
Other comprehensive income, net of tax	—	—	—	—	2,580	2,580
BALANCE SEPTEMBER 30, 2008	21,993,473	21,993	147,241	312,808	4,437	486,479
Net income	—	—	—	64,247	—	64,247
Dividend reinvestment plan	47,037	47	1,969	—	—	2,016
Stock-based compensation costs	—	—	3,981	—	—	3,981
Employee stock options exercised	54,125	54	1,604	—	—	1,658
Employee restricted stock awards	73,485	74	(74)	—	—	—
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(675)	—	—	(675)
Non-employee directors’ restricted stock awards	—	—	(570)	—	—	(570)
Tax benefit – stock compensation	—	—	742	—	—	742
Dividends declared:
Common stock ($1.54 per share)	—	—	—	(34,100)	—	(34,100)
Other comprehensive loss, net of tax	—	—	—	—	(6,634)	(6,634)
Adoption of SFAS No. 158, as codified in ASC Topic 715, net of tax	—	—	—	(145)	31	(114)
BALANCE SEPTEMBER 30, 2009	22,168,120	22,168	154,218	342,810	(2,166)	517,030
Net income	—	—	—	54,040	—	54,040
Dividend reinvestment plan	42,733	43	1,379	—	—	1,422
Stock-based compensation costs	—	—	3,783	—	—	3,783
Employee stock options exercised	12,500	13	371	—	—	384
Employee restricted stock awards	69,451	69	(69)	—	—	—
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(576)	—	—	(576)
Non-employee directors’ restricted stock awards	—	—	(406)	—	—	(406)
Tax benefit – stock compensation	—	—	(2)	—	—	(2)
Dividends declared:
Common stock ($1.58 per share)	—	—	—	(35,127)	—	(35,127)
Other comprehensive loss, net of tax	—	—	—	—	(4,971)	(4,971)
BALANCE SEPTEMBER 30, 2010	22,292,804	$22,293	$158,698	$361,723	$(7,137)	$535,577

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

(Thousands)
Years Ended September 30	2010	2009	2008

Operating Activities:
Net Income	$54,040	$64,247	$77,922
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	—	(44,401)
Depreciation, amortization and accretion	37,908	37,041	36,913
Deferred income taxes and investment tax credits	32,757	17,937	5,786
Other - net	2,891	3,682	5,494
Changes in assets and liabilities:
Accounts receivable – net	(7,594)	78,964	(50,106)
Unamortized purchased gas adjustments	(26,848)	36,541	(20,598)
Deferred purchased gas costs	20,265	(45,234)	(19,614)
Accounts payable	22,457	(86,184)	59,161
Advance customer billings – net	(4,331)	(4,408)	108
Taxes accrued	(5,583)	4,546	(6,886)
Natural gas stored underground	(20,263)	102,868	(68,011)
Other assets and liabilities	1,216	18,753	(12,300)
Net cash provided by (used in) operating activities	106,915	228,753	(36,532)

Investing Activities:
Proceeds from sale of discontinued operations	—	—	83,554
Capital expenditures	(56,997)	(52,384)	(56,621)
Other investments	(3,776)	130	(1,393)
Proceeds from unconsolidated affiliate trust’s redemption of its common securities	—	—	1,400
Net cash (used in) provided by investing activities	(60,773)	(52,254)	26,940

Financing Activities:
Issuance of first mortgage bonds	—	—	80,000
Maturity of first mortgage bonds	—	—	(40,000)
Redemption of long-term debt to unconsolidated affiliate trust	—	—	(46,400)
(Repayment) issuance of short-term debt - net	(150)	(86,100)	4,500
Change in book overdrafts	358	652	—
Issuance of common stock	1,806	3,674	8,799
Non-employee directors’ restricted stock awards	(406)	(570)	(421)
Dividends paid	(34,851)	(33,806)	(32,430)
Preferred stock redeemed/reacquired	—	(627)	(160)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(576)	(675)	—
Excess tax benefits from stock-based compensation	131	761	387
Other	(126)	(116)	(2,530)
Net cash used in financing activities	(33,814)	(116,807)	(28,255)

Net Increase (Decrease) in Cash and Cash Equivalents	12,328	59,692	(37,847)
Cash and Cash Equivalents at Beginning of Year	74,591	14,899	52,746
Cash and Cash Equivalents at End of Year	$86,919	$74,591	$14,899

Supplemental Disclosure of Cash Paid (Refunded) During the Year for:
Interest	$26,393	$29,266	$32,687
Income taxes	(3,842)	5,936	47,572

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiary companies. All subsidiaries are wholly owned. Laclede Gas Company (Laclede Gas or the Utility) and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All intercompany balances have been eliminated from the consolidated financial statements of Laclede Group except that certain intercompany transactions with Laclede Gas are not eliminated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 980, “Regulated Operations.” Those types of transactions include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table included in Note 15 under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
DISCONTINUED OPERATIONS - On March 31, 2008, Laclede Group sold 100% of its interest in SM&P Utility Resources, Inc. (SM&P), its wholly-owned subsidiary, which comprised the Non-Regulated Services segment. In accordance with generally accepted accounting principles, the operating results of SM&P and gain on sale have been aggregated and reported on the Statements of Consolidated Income as Income from Discontinued Operations, Net of Income Tax. The Company has reported in discontinued operations interest expense based on amounts previously recorded by SM&P. Discontinued operations does not include general corporate overheads previously recorded by SM&P. For additional information relative to the Company’s sale of SM&P, refer to Note 2, Discontinued Operations.
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
NATURE OF OPERATIONS - Laclede Group is a public utility holding company under the Public Utility Holding Company Act of 2005. All subsidiaries are wholly owned by Laclede Group. The Regulated Gas Distribution segment includes the regulated activities of Laclede Gas, Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas serves an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten counties in eastern Missouri. As an adjunct to its gas distribution business, Laclede Gas operates an underground natural gas storage field. The Non-Regulated Gas Marketing segment includes LER, a subsidiary engaged in the marketing of natural gas and related activities on a non-regulated basis. The activities of other subsidiaries are described in Note 15, Information by Operating Segment, and are included in the Other column.
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
Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. In fiscal years 2010, 2009, and 2008, annual depreciation and amortization expense averaged 3.1% of the original cost of depreciable and amortizable property.
The Utility’s capital expenditures were $56.2 million, $51.4 million, and $55.3 million for fiscal years 2010, 2009, and 2008, respectively. Additionally, the Utility had recorded accruals for capital expenditures totaling $2.2 million at September 30, 2010, $1.7 million at September 30, 2009, and $2.3 million at September 30, 2008. Accrued capital expenditures are excluded from the Statements of Consolidated Cash Flows.
ASSET RETIREMENT OBLIGATIONS - Laclede Group records legal obligations associated with the retirement of long-lived assets in the period in which the obligations are incurred, if sufficient information exists to reasonably estimate the fair value of the obligations. Obligations are recorded as both a cost of the related long-lived asset and as a corresponding liability. Subsequently, the asset retirement costs are depreciated over the life of the asset and the asset retirement obligations are accreted to the expected settlement amounts. The Company has recorded asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of Laclede Gas’ distribution system and general plant. Asset retirement obligations recorded by Laclede Group’s other subsidiaries are not material. As authorized by the MoPSC, Laclede Gas accrues future asset removal costs associated with its property, plant and equipment even if a legal obligation does not exist. Such accruals are provided for through depreciation expense and are recorded with corresponding credits to regulatory liabilities. When Laclede Gas retires depreciable utility plant and equipment, it charges the associated original costs to accumulated depreciation and amortization, and any related removal costs incurred are charged to regulatory liabilities. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognized for financial reporting purposes is a timing difference between recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, these differences are deferred as regulatory liabilities. In the rate setting process, the regulatory liability is deducted from the rate base upon which the Utility has the opportunity to earn its allowed rate of return.
The following table presents a reconciliation of the beginning and ending balances of Asset retirement obligations at September 30 as reported in the Consolidated Balance Sheets:

(Thousands)	2010	2009

Asset retirement obligations, beginning of year	$25,503	$26,833
Liabilities incurred during the period	208	415
Liabilities settled during the period	(904)	(2,776)
Accretion	1,526	1,567
Revisions in estimated cash flows	(496)	(536)
Asset retirement obligations, end of year	$25,837	$25,503

REGULATED OPERATIONS - Laclede Gas accounts for its regulated operations in accordance with ASC Topic 980. This Topic sets forth the application of generally accepted accounting principles in the United States of America (GAAP) for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

(Thousands)	2010	2009

Regulatory Assets:
Future income taxes due from customers	$100,624	$91,782
Pension and postretirement benefit costs	288,077	280,939
Unamortized purchased gas adjustments	23,718	—
Purchased gas costs	74,040	94,305
Compensated absences	7,885	7,425
Cold weather rule	4,275	5,264
Other	4,561	3,284
Total Regulatory Assets	$503,180	$482,999
Regulatory Liabilities:
Unamortized purchased gas adjustments	$—	$3,130
Unamortized investment tax credits	3,538	3,754
Accrued cost of removal	45,441	41,590
Other	1,924	2,635
Total Regulatory Liabilities	$50,903	$51,109

As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 million are being recovered and amortized on a straight-line basis over a fifteen-year period, without return on investment. Amortization of these costs totaled $7.6 million from December 27, 1999 through September 30, 2010.
Certain previously deferred costs, totaling $2.6 million, are being recovered and amortized on a straight-line basis over a period of approximately two years, without return on investment. Amortization of these costs totaled $0.1 million from September 1, 2010 through September 30, 2010.
NATURAL GAS STORED UNDERGROUND - Inventory of Utility natural gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of natural gas stored underground for current use at September 30, 2010 and September 30, 2009 was less than the LIFO cost by $26.5 million and $33.1 million, respectively. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at September 30, 2010 and 2009, for the Utility, were $11.3 million and $12.7 million, respectively.
LER and Laclede Group’s other subsidiaries record revenues when earned, either when the product is delivered or when services are performed.
In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Many of LER’s derivative natural gas contracts are designated as normal purchases or normal sales, and, as such, are excluded from the scope of ASC Topic 815, “Derivatives and Hedging.” As such, those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value (representing unrealized gains or losses) recognized in earnings in the periods prior to physical delivery. For additional information on derivative instruments, refer to Note 11, Derivative Instruments and Hedging Activities.

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

•
The MoPSC approved a plan applicable to the Utility’s gas supply commodity costs under which it retains a portion of cost savings associated with the acquisition of natural gas below an established benchmark level of gas cost. This gas supply cost management program  allows the Utility to retain 10% of cost savings, up to a maximum of $3.0 million annually. The Utility recorded $0.6 million in pre-tax income under the plan in fiscal year 2008. Laclede Gas did not record any income under the plan during fiscal years 2009 and 2010. Income recorded under the plan is included in Regulated Gas Distribution Operating Revenues on the Statements of Consolidated Income.

Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA (including costs and cost reductions associated with the use of derivative instruments and gas inventory carrying costs), amounts due to or from customers related to operation of the gas supply cost management program, refunds received from the Company’s suppliers in connection with gas supply, transportation, and storage services, and carrying costs on such over- or under-recoveries are reflected as a deferred charge or credit until fiscal year end. At that time, the balance is classified as a current asset or current liability and recovered from, or credited to, customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings. The PGA Clause also provides for the treatment of income from off-system sales and capacity release revenues, as described below.
OFF-SYSTEM SALES - Pre-tax income from off-system sales and capacity release revenues is shared with customers, with an estimated amount assumed in PGA rates. The customer share of such income is determined in accordance with the table below. The difference between the actual amount allocated to customers for each fiscal year and the estimated amount assumed in PGA rates is recovered from, or credited to, customers over an annual period commencing in the subsequent November.

Pre-tax Income	Customer Share	Company Share
First $2 million	85%	15%
Next $2 million	80%	20%
Next $2 million	75%	25%
Amounts exceeding $6 million	70%	30%

INCOME TAXES - Laclede Group and its subsidiaries have elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. GAAP permits the benefit from a tax position to be recognized only if, and to the extent that, it is more likely than not that the tax position will be sustained upon examination by the taxing authority, based on the technical merits of the position. Unrecognized tax benefits and related interest and penalties, if any, are recorded as liabilities or as a reduction to deferred tax assets. Laclede Group companies record deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities in the financial statements, and the related tax basis. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or regulatory liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies.
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
EARNINGS PER COMMON SHARE - As discussed in the New Accounting Pronouncements section below, the Company adopted certain changes to the computation of earnings per share effective October 1, 2009. GAAP requires dual presentation of basic and diluted earnings per share (EPS). EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Certain of the Company’s stock-based compensation awards pay nonforfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares, pursuant to the treasury stock method. Shares attributable to non-participating stock options and time-vested restricted stock/units are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. Shares attributable to non-participating performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance and/or market conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. The Company’s EPS computations are set forth in Note 5, Earnings Per Common Share.
GROSS RECEIPTS AND SALES TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues were $44.1 million, $51.6 million, and $52.5 million for fiscal years 2010, 2009, and 2008, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
Sales taxes imposed on applicable Company sales are billed to customers. These amounts are not recorded in the Statements of Consolidated Income, but are recorded as tax collections payable and included in the Other line of the Current Liabilities section of the Consolidated Balance Sheets.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. Accounts receivable are written off against the allowance for doubtful accounts when they are deemed to be uncollectible. The Utility’s provision for uncollectible accounts includes the amortization of previously deferred uncollectible expenses, as approved by the MoPSC.
GROUP MEDICAL AND WORKERS’ COMPENSATION RESERVES - The Company self-insures its group medical and workers’ compensation costs and carries stop-loss coverage in relation to medical claims and workers’ compensation claims. Reserves for amounts incurred but not reported are established based on historical cost levels and lags between occurrences and reporting.
FAIR VALUE MEASUREMENTS – Certain assets and liabilities are recognized or disclosed at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The levels of the hierarchy are described below:
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 – Pricing inputs other than quoted prices included within Level 1, which are either directly or indirectly observable for the asset or liability as of the reporting date. These inputs are derived principally from, or corroborated by, observable market data.
Level 3 – Pricing that is based upon inputs that are generally unobservable that are based on the best information available and reflect management’s assumptions about how market participants would price the asset or liability.
Assessment of the significance of a particular input to the fair value measurements may require judgment and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. Additional information about fair value measurements is provided in Note 3, Pension Plans and Other Postretirement Benefits, Note 9, Fair Value of Financial Instruments, and Note 10, Fair Value Measurements.
STOCK-BASED COMPENSATION – The Company measures all share-based compensation awards at fair value at the date of grant and recognizes the compensation cost of the awards over the requisite service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates. Refer to Note 4, Stock-Based Compensation, for further discussion of the accounting for the Company’s stock-based compensation plans.
NEW ACCOUNTING STANDARDS – In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” as codified in ASC Topic 820, “Fair Value Measurements and Disclosures.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with ASC Topic 718, “Compensation-Stock Compensation.” The Company partially adopted SFAS No. 157 on October 1, 2008 and elected the one-year deferral allowed by FASB Staff Position (FSP) No. FAS 157-2, which permits delayed application of this Statement for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed at fair value on a recurring basis. The partial adoption of this Statement had no impact on the Company’s financial position or results of operations. For disclosures required pursuant to ASC Topic 820, see Note 10, Fair Value Measurements. The Company adopted SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities as of October 1, 2009. Such adoption had no impact on the Company’s financial position or results of operations.
In June 2008, the FASB issued FSP No. Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” as codified is ASC Topic 260, “Earnings per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in ASC Topic 260. The guidance in this FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The FSP requires that the guidance be applied retrospectively to all prior-period EPS data presented. Certain of the Company’s stock-based compensation awards pay nonforfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities under this FSP. The Company adopted this FSP effective October 1, 2009. EPS and diluted shares outstanding amounts for previous fiscal years have been restated to reflect the retrospective application of the FSP. For fiscal year 2009, the effect of adoption reduced total basic and diluted EPS by $0.03 each, compared to originally reported amounts. For fiscal year 2008, the effect of adoption reduced total basic EPS $0.03 and reduced total diluted EPS by $0.02, compared to originally reported amounts. Reported net income and cash flows were not affected by the adoption of the FSP. The Company’s EPS computations are set forth in Note 5, Earnings Per Common Share.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” as codified in ASC Topic 715, “Compensation–Retirement Benefits.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosure of additional information regarding investment policies and strategies, the classes of plan assets, fair value measurements of plan assets, and significant concentrations of risk. The enhanced disclosures, which the Company adopted this fiscal year, are presented in Note 3, Pension Plans and Other Postretirement Benefits. The FSP does not require disclosures for comparative periods prior to adoption.
In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value,” to update ASC Topic 820. The guidance provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the ASU specifies that a valuation technique should be applied that uses either the quote of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. Laclede Group’s adoption of this ASU in the first quarter of fiscal year 2010 had no impact on the Company’s financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Topic 820. The ASU requires separate disclosure of significant transfers in and out of level 1 and level 2 fair value measurements. It also requires disclosure of the policy for when transfers are recognized. Additionally, the ASU clarifies certain areas of the guidance, including the level of disaggregation required in fair value measurement disclosures. While the adoption of these updates during the quarter ended March 31, 2010 had no effect on the consolidated financial statements, the Company modified its disclosures in Note 10, Fair Value Measurements, accordingly. The ASU also requires that certain activity in the level 3 fair value measurements reconciliation be presented on a gross basis (instead of net). This change is effective for the Company’s disclosures in the first quarter of fiscal year 2012.
In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.” The ASU amends ASC Topic 855, “Subsequent Events.” Subsequent events or transactions occur after the balance sheet date, but prior to the financial statements being issued, and are required to be assessed by management for possible financial statement recognition and/or disclosure. For entities that are Securities and Exchange Commission (SEC) filers, this ASU removes the requirement to disclose the date through which subsequent events have been evaluated to alleviate potential conflicts with SEC guidance. Laclede Group adopted this ASU during the quarter ended March 31, 2010. While the adoption of the ASU did not impact the consolidated financial statements or management’s process for assessing subsequent events, the Company did modify its disclosures accordingly.

2.	DISCONTINUED OPERATIONS

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary, SM&P, to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P was an underground facilities locating and marking business that previously comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. For information concerning Laclede Group’s obligations under these provisions, see Note 16, Commitments and Contingencies.
In accordance with generally accepted accounting principles, the operating results of SM&P have been aggregated and reported on the Statements of Consolidated Income as Income from Discontinued Operations, Net of Income Tax. The Company has reported in discontinued operations interest expense based on amounts previously recorded by SM&P. Discontinued operations includes pre-tax interest expense of $1.6 million for fiscal year 2008. Discontinued operations does not include general corporate overhead expense. Income from Discontinued Operations reported in the Statements of Consolidated Income consists of the following:

(Thousands)	2008

Operating revenues	$65,423

Loss from operations	(9,434)
Gain on disposal	44,401
Pre-tax income	34,967
Income tax expense	14,571
Income from Discontinued Operations	$20,396

Cash flows from SM&P’s operations were not material.

3.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

Pension Plans

Laclede Gas has non-contributory, defined benefit, trusteed forms of pension plans covering substantially all employees. Effective January 1, 2009, the Utility modified the calculation of future benefits under Laclede Gas’ primary plan from a years of service and final average compensation formula to a cash balance formula, which accrues benefits based on a percentage of compensation and provides interest credits on the balance. Benefits attributable to plan participation prior to January 1, 2009 will be based on final average compensation at the date of termination of employment and years of service earned at January 1, 2009. Effective January 1, 2010, the Utility modified the calculation of future benefits under its Missouri Natural Gas division plan from a career average formula to a cash balance formula, which accrues benefits based on a percentage of compensation, provides interest credits on the balance, and provides certain transition credits. Benefits attributable to plan participation prior to January 1, 2010 will be based on career average compensation earned as a participant prior to January 1, 2010. Plan assets consist primarily of corporate and U.S. government obligations and equity market exposure achieved through derivative instruments.
Pension costs in 2010, 2009, and 2008 amounted to $7.4, $6.2, and $6.1 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

(Thousands)	2010	2009	2008

Service cost – benefits earned during the period	$8,841	$8,936	$12,970
Interest cost on projected benefit obligation	19,729	20,957	18,680
Expected return on plan assets	(20,256)	(20,938)	(20,650)
Amortization of prior service cost	756	1,035	1,088
Amortization of actuarial loss	8,107	3,096	3,165
Sub-total	17,177	13,086	15,253
Loss on lump-sum settlement	1,078	—	—
Regulatory adjustment	(10,862)	(6,890)	(9,120)
Net pension cost	$7,393	$6,196	$6,133

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2010	2009	2008

Current year actuarial loss	$3,822	$84,187	$18,050
Amortization of actuarial loss	(9,185)	(3,096)	(3,165)
Current year prior service credit	(2,949)	—	—
Amortization of prior service cost	(756)	(1,035)	(1,088)
Sub-total	(9,068)	80,056	13,797
Regulatory adjustment	9,380	(78,527)	(13,697)
Total recognized in other comprehensive income	$312	$1,529	$100

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a MoPSC Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump-sum payments recognized as settlements during fiscal 2010 were $2.3 million. No lump-sum payments were recognized as settlements during fiscal years 2009 and 2008.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an allowance of $4.8 million annually. The difference between this amount and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.
The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

(Thousands)	2010	2009 *

Benefit obligation at beginning of year	$378,032	$308,736
Service cost	8,841	12,371
Interest cost	19,729	26,150
Plan amendments	(2,949)	—
Actuarial loss	28,437	54,769
Settlement loss	778	—
Gross benefits paid **	(34,508)	(23,994)

Benefit obligation at end of year	$398,360	$378,032

Accumulated benefit obligation at end of year	$338,042	$305,255

*	Due to the change in measurement date, fiscal year 2009 amounts reflect 15 months of activity from July 1, 2008 to September 30, 2009.

**	Includes $(2,293) lump-sum payments recognized as settlements in fiscal year 2010. No lump-sum payments were recognized as settlements in fiscal year 2009.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2010	2009 *

Fair value of plan assets at beginning of year	$223,688	$248,346
Actual return on plan assets	45,648	(3,245)
Employer contributions	6,094	2,581
Gross benefits paid **	(34,508)	(23,994)
Fair value of plan assets at end of year	$240,922	$223,688

Funded status of plans, end of year	$(157,438)	$(154,344)

*	Due to the change in measurement date, fiscal year 2009 amounts reflect 15 months of activity from July 1, 2008 to September 30, 2009.

**	Includes $(2,293) lump-sum payments recognized as settlements in fiscal year 2010. No lump-sum payments were recognized as settlements in fiscal year 2009.

The following table sets forth the amounts recognized in the Consolidated Balance Sheets at September 30:

(Thousands)	2010	2009

Current liabilities	$(2,420)	$(1,920)
Noncurrent liabilities	(155,018)	(152,424)
Total	$(157,438)	$(154,344)

Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic pension cost consist of:
Net actuarial loss	$157,327	$162,689
Prior service costs	6,245	9,950
Sub-total	163,572	172,639
Adjustments for amounts included in Regulatory Assets	(158,867)	(168,246)
Total	$4,705	$4,393

At September 30, 2010, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic pension cost during fiscal year 2011:

(Thousands)

Amortization of net actuarial loss	$10,228
Amortization of prior service cost	642
Sub-total	10,870
Regulatory adjustment	(10,444)
Total	$426

The assumptions used to calculate net periodic pension costs are as follows:

	2010	2009	2008

Weighted average discount rate	5.25%	6.60%	6.25%
Weighted average rate of future compensation increase	3.25%	3.75%	3.50%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

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
The assumptions used to calculate the benefit obligations are as follows:

	2010	2009

Weighted average discount rate	4.75%	5.25%
Weighted average rate of future compensation increase	3.00%	3.25%

Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

(Thousands)	2010	2009

Projected benefit obligation	$398,360	$378,032
Fair value of plan assets	240,922	223,688

Accumulated benefit obligation	338,042	305,255
Fair value of plan assets	240,922	223,688

Following are the targeted and actual plan assets by category:

	2011	2010	2009
	Target	Actual	Actual

Equity Strategy	50%	49%	50%
Debt Securities	50%	51%	50%
Total	100%	100%	100%

Laclede Gas’ investment policy is designed to maximize, to the extent possible, the funded status of the plan over time, and minimize volatility of funding and costs. The policy seeks to maximize investment returns consistent with these objectives and Laclede Gas’ tolerance for risk. The duration of plan liabilities and the impact of potential changes in asset values on the funded status are fundamental considerations in the selection of plan assets. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with the policy. The policy seeks to avoid significant concentrations of risk by investing in a diversified portfolio of assets. Investments in corporate, U. S. government and agencies, and, to a lesser extent, international debt securities seek to provide duration matching with plan liabilities, and typically have investment grade ratings and reflect allocations across various entities and industries. The investment policy permits the use of derivative instruments, which may be used to achieve the desired market exposure of an index, adjust portfolio duration, or rebalance the total portfolio to the target asset allocation. The Equity Strategy utilizes a combination of derivative instruments and debt securities to achieve both diversified equity market exposure while generating returns from the fixed-income investments and providing further duration matching with the liabilities. Performance and compliance with the guidelines is regularly monitored. The policy calls for increased allocations to debt securities as the funded status improves.
Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Pensions from Qualified Trust	Pensions from Laclede Gas Funds

2011	$22.0	$2.4
2012	20.8	1.5
2013	23.8	1.0
2014	25.9	0.8
2015	30.1	0.7
2016 – 2020	188.2	3.7

The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal year 2011 are anticipated to be $10.6 million into the qualified trusts, and $2.4 million into the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs in 2010, 2009, and 2008 amounted to $7.6 million per year, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

(Thousands)	2010	2009	2008

Service cost – benefits earned during the period	$6,442	$5,132	$4,560
Interest cost on accumulated postretirement
benefit obligation	4,515	4,679	3,909
Expected return on plan assets	(3,032)	(2,376)	(2,039)
Amortization of transition obligation	136	136	136
Amortization of prior service credit	(2,328)	(2,328)	(2,328)
Amortization of actuarial loss	3,980	3,509	2,985
Sub-total	9,713	8,752	7,223
Regulatory adjustment	(2,071)	(1,110)	419
Net postretirement benefit cost	$7,642	$7,642	$7,642

Other changes in plan assets and postretirement benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2010	2009	2008

Current year actuarial loss	$6,713	$11,137	$9,772
Amortization of actuarial loss	(3,980)	(3,509)	(2,985)
Amortization of prior service credit	2,328	2,328	2,328
Amortization of transition obligation	(136)	(136)	(136)
Sub-total	4,925	9,820	8,979
Regulatory adjustment	(4,925)	(9,820)	(8,979)
Total recognized in other comprehensive income	$—	$—	$—

Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s postretirement benefit plans is based on an allowance of $7.6 million annually. The difference between this amount and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.
The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

(Thousands)	2010	2009 *

Benefit obligation at beginning of year	$83,631	$69,714
Service cost	6,442	6,415
Interest cost	4,515	5,848
Actuarial loss	7,564	7,298
Gross benefits paid	(4,173)	(5,644)
Benefit obligation at end of year	$97,979	$83,631

*	Due to the change in measurement date, fiscal year 2009 amounts reflect 15 months of activity from July 1, 2008 to September 30, 2009.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2010	2009 *

Fair value of plan assets at beginning of year	$33,561	$26,082
Actual return on plan assets	3,883	(869)
Employer contributions	11,819	13,992
Gross benefits paid	(4,173)	(5,644)
Fair value of plan assets at end of year	$45,090	$33,561

Funded status of plans, end of year	$(52,889)	$(50,070)

*	Due to the change in measurement date, fiscal year 2009 amounts reflect 15 months of activity from July 1, 2008 to September 30, 2009.

The following table sets forth the amounts recognized in the Consolidated Balance Sheets at September 30:

(Thousands)	2010	2009

Current liabilities	$(300)	$(280)
Noncurrent liabilities	(52,589)	(49,790)
Total	$(52,889)	$(50,070)

Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic postretirement cost consist of:
Net actuarial loss	$49,442	$46,709
Prior service credit	(4,423)	(6,751)
Transition obligation	365	501
Sub-total	45,384	40,459
Adjustments for amounts included in Regulatory Assets	(45,384)	(40,459)
Total	$—	$—

At September 30, 2010, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during fiscal year 2011:

(Thousands)
Amortization of net actuarial loss	$4,443
Amortization of prior service credit	(2,328)
Amortization of transition obligation	136
Sub-total	2,251
Regulatory adjustment	(2,251)
Total	$—

The assumptions used to calculate net periodic postretirement benefit costs are as follows:

	2010	2009	2008

Weighted average discount rate	5.15%	6.35%	6.25%
Weighted average rate of future compensation increase	3.25%	3.75%	3.50%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

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
The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2010	2009

Weighted average discount rate	4.70%	5.15%
Weighted average rate of future compensation increase	3.00%	3.25%

The assumed medical cost trend rates at September 30 are as follows:

	2010	2009
Medical cost trend assumed for next year	8.00%	8.00%
Rate to which the medical cost trend rate is assumed to decline
(the ultimate medical cost trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2017	2016

The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

(Thousands)	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost	$1,270	$(1,130)
Effect on accumulated postretirement benefit obligation	5,850	(5,300)

Following are the targeted and actual plan assets by category:

	2011	2010	2009
	Target	Actual	Actual

Equity Securities	60%	59%	58%
Debt Securities	40%	41%	42%
Total	100%	100%	100%

Missouri state law provides for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees’ Beneficiary Association and Rabbi trusts as its external funding mechanisms. Laclede Gas’ investment policy seeks to maximize investment returns consistent with Laclede Gas’ tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored. Laclede Gas’ current investment policy targets an asset allocation of 60% to equity securities and 40% to debt securities, excluding cash held in short-term debt securities for the purpose of making benefit payments. Laclede Gas currently invests in a mutual fund which is rebalanced on an ongoing basis to the target allocation. The mutual fund is diversified across U.S. stock and bond markets.

Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Benefits Paid from Qualified Trust	Benefits Paid from Laclede Gas Funds

2011	$5.0	$0.3
2012	5.3	0.3
2013	5.5	0.3
2014	5.9	0.3
2015	6.4	0.3
2016 – 2020	45.7	1.9

Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Contributions to the postretirement plans in fiscal year 2011 are anticipated to be $13.3 million to the qualified trusts, and $0.3 million paid directly to participants from Laclede Gas funds.

Other Plans

Laclede Gas sponsors 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Laclede Gas provides a match of such contributions within specific limits. The cost of the defined contribution plans of Laclede Gas amounted to $3.6 million, $3.5 million, and $3.1 million for fiscal years 2010, 2009, and 2008, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets

The table below categorizes the fair value measurements of Laclede Gas’ pension plan assets:

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2010
Cash and cash equivalents	$1,406	$—	$—	$1,406
Debt Securities
U.S. bond mutual funds	33,082	—	—	33,082
U.S. government	—	90,993	—	90,993
U.S. corporate	—	90,476	—	90,476
U.S. municipal	—	6,241	—	6,241
International	—	18,676	—	18,676
Derivative instruments (a)	—	9	—	9
Other	—	39	—	39
Total	$34,488	$206,434	$—	$240,922

(a)	Derivative assets of $10,399 net of cash margin payable of $10,390.

The table below categorizes the fair value measurements of Laclede Gas’ postretirement plan assets:

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2010
Cash and cash equivalents	$1,021	$—	$—	$1,021
U.S. stock/bond mutual fund	44,069	—	—	44,069
Total	$45,090	$—	$—	$45,090

Cash and cash equivalents include money market mutual funds valued based on quoted market prices. Fair values of derivative instruments are calculated by investment managers who use valuation models that incorporate observable market inputs. Debt securities are valued based on broker/dealer quotations or by using observable market inputs. The stock and bond mutual funds are valued at the quoted market price of the identical securities.

4.	STOCK-BASED COMPENSATION

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
The Company’s Restricted Stock Plan for Non-Employee Directors (Plan) was amended and approved by shareholders in January 2009. The principal purpose of the Plan is to attract and retain qualified persons who are not employees or former employees of the Company or any of its subsidiaries for service as members of the Board of Directors and to encourage ownership in the Company by such non-employee directors by granting shares of common stock subject to restrictions. Shares vest depending on the participant’s age upon entering the Plan and years of service as a director. The total number of shares of common stock that may be issued under the Restricted Stock Plan for Non-Employee Directors is 150,000.
The Company issues new shares to satisfy employee restricted stock awards and stock option exercises. Shares for non-employee directors are purchased on the open market.

Restricted Stock Awards

During fiscal year 2010, the Company granted 95,400 performance-contingent restricted shares and share units to executive officers and key employees at a weighted average grant date fair value of $25.41 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The shares and share units have a performance period ending September 30, 2012, during which participants are entitled to voting rights on the target level, or 63,600 shares. Dividends on these target level of shares accrue during the performance period and will be paid to the participants up to the target level upon vesting, but are subject to forfeiture if the underlying shares do not vest. The number of shares and share units that will ultimately vest is dependent upon the attainment of certain levels of earnings growth and portfolio development performance goals; further, under the terms of the award, the Compensation Committee of the Board of Directors has the discretion to reduce by up to 25% the number that vest if the Company’s total shareholder return (TSR) during the performance period ranks below the median relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles and is discussed further below.
The weighted average grant date fair value of performance-contingent restricted stock granted during fiscal years 2009 and 2008 was $47.17 and $29.99, respectively.

During fiscal year 2010, 58,250 shares of performance-contingent restricted stock, awarded on November 2, 2006 and December 5, 2007, vested. The Company withheld 18,899 of the vested shares at a weighted average price of $30.49 per share pursuant to elections by employees to satisfy tax withholding obligations. During fiscal year 2009, 43,000 shares of performance-contingent restricted stock, awarded on November 2, 2005, vested. The Company withheld 12,615 of these vested shares at a weighted average price of $53.48 per share pursuant to elections by employees to satisfy tax withholding obligations.
Performance-contingent restricted stock and performance-contingent restricted stock unit activity for fiscal year 2010 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2009	225,950	$37.85

Granted (maximum shares that can be earned)	95,400	$25.41
Vested	(58,250)	$34.75
Forfeited	(7,800)	$32.67

Nonvested at September 30, 2010	255,300	$34.07

During fiscal year 2010, the Company granted 29,500 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $30.55 per share. These shares were awarded on November 4, 2009, December 1, 2009, January 4, 2010, May 3, 2010, and July 1, 2010 and vest November 4, 2012, December 1, 2012, January 4, 2013, May 3, 2013, and July 1, 2013, respectively. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal year 2009 and 2008 was $50.55 and $31.99 per share, respectively.
During fiscal year 2010, the Company granted 12,500 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $32.32 per share. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2009 and 2008 was $46.52 and $33.77 per share, respectively. These shares vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.
Time-vested restricted stock and time-vested restricted stock unit activity for fiscal year 2010 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2009	90,150	$39.08

Granted	42,000	$31.08
Vested	(7,000)	$34.18
Forfeited	(3,300)	$38.49

Nonvested at September 30, 2010	121,850	$36.62

The total fair value of restricted stock (performance-contingent and time-vested) vested during fiscal years 2010, 2009, and 2008 was $2.0 million, $2.6 million, and $0.1 million, respectively, and the related actual tax benefit realized was $0.8 million, $1.0 million, and $38,000, respectively.

Stock Option Awards

No stock options were granted during fiscal years 2010, 2009, and 2008. Stock option activity for fiscal year 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2009	356,225	$30.84

Granted	—	$—
Exercised	(12,500)	$30.70
Forfeited	(2,125)	$34.95
Expired	(5,625)	$34.95

Outstanding at September 30, 2010	335,975	$30.75	4.3	$1,271

Fully Vested and Expected to Vest at September 30, 2010	334,347	$30.73	4.3	$1,271

Exercisable at September 30, 2010	312,725	$30.44	4.2	$1,271

Exercise prices of options outstanding at September 30, 2010 range from $23.27 to $34.95. During fiscal year 2010, cash received from the exercise of stock options was $0.4 million, the intrinsic value of the options exercised was $34,000 and the related actual tax benefit realized was $13,000. During fiscal year 2009, cash received from the exercise of stock options was $1.7 million, the intrinsic value of the options exercised was $0.9 million and the related actual tax benefit realized was $0.4 million. During fiscal year 2008, cash received from the exercise of stock options was $5.0 million, the intrinsic value of the options exercised was $2.0 million and the related actual tax benefit realized was $0.8 million.
The closing price of the Company’s common stock was $34.42 at September 30, 2010.

Equity Compensation Costs

Compensation cost for performance-contingent restricted stock awards is based upon the probable outcome of the performance conditions. For shares that do not vest or are not expected to vest due to the outcome of the performance conditions, no compensation cost is recognized and any previously recognized compensation cost is reversed.
The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, is estimated using the closing price of the Company’s stock on the date of the grant. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value per share of the awards subject to the TSR provision awarded during fiscal years 2010, 2009, and 2008 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2010	2009	2008

Risk free interest rate	1.40%	1.61%	2.89%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	35.3%	31.8%	24.96%
Vesting period	2.9 years	2.9 years	2.8 years

The risk free interest rate was based on the yield on U.S. Treasury securities matching the vesting period. The expected volatility is based on the historical volatility of the Company’s stock. Volatility assumptions were also made for each of the companies included in the comparator group. The vesting period is equal to the performance period set forth in the terms of the award.

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

(Thousands)	2010	2009	2008

Total equity compensation cost	$3,795	$3,990	$2,651
Compensation cost capitalized	(798)	(815)	(578)
Compensation cost recognized in net income	2,997	3,175	2,073
Income tax benefit recognized in net income	(1,156)	(1,225)	(799)
Compensation cost recognized in net income, net of income tax	$1,841	$1,950	$1,274

As of September 30, 2010, there was $3.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.3 years.

5.	EARNINGS PER COMMON SHARE

As mentioned in the New Accounting Pronouncements section of Note 1, the Company adopted the provisions of FSP No. EITF 03-6-1 effective October 1, 2009. EPS and diluted shares outstanding amounts for fiscal year 2009 and 2008 have been restated to reflect the retrospective application of the FSP. For the fiscal year ended 2009, the effect of adoption reduced total basic and diluted EPS by $0.03 each, compared to originally reported amounts. For fiscal year 2008, the effect of adoption reduced total basic EPS by $0.03 and reduced total diluted EPS by $0.02, compared to originally reported amounts. Reported net income and cash flows were not affected by the adoption of the FSP. For details on the methodology used to compute EPS, see the Earnings Per Common Share section of Note 1.

(Thousands, Except Per Share Amounts)	2010	2009	2008
Basic EPS:
Income from Continuing Operations	$54,040	$64,247	$57,526
Less: Income allocated to participating securities	529	699	477
Income from Continuing Operations Available to Common Shareholders	$53,511	$63,548	$57,049

Weighted Average Shares Outstanding	21,986	21,893	21,657
Earnings Per Share of Common Stock from
Continuing Operations	$2.43	$2.90	$2.64

Diluted EPS:
Income from Continuing Operations	$54,040	$64,247	$57,526
Less: Income allocated to participating securities	528	698	476
Income from Continuing Operations Available to Common Shareholders	$53,512	$63,549	$57,050

Weighted Average Shares Outstanding	21,986	21,893	21,657
Dilutive Effect of Stock Options
and Restricted Stock	53	67	73
Weighted Average Diluted Shares	22,039	21,960	21,730

Earnings Per Share of Common Stock from
Continuing Operations	$2.43	$2.89	$2.63

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Antidilutive stock options	75	—	—
Performance-contingent restricted stock	123	57	30
Total	198	57	30

6.	STOCKHOLDERS’ EQUITY

Total shares of common stock outstanding were 22.29 million and 22.17 million at September 30, 2010 and 2009, respectively.
Common stock and paid-in capital increased $4.6 million in fiscal year 2010. The issuance of 42,733 common shares under the Dividend Reinvestment and Stock Purchase Plan increased common stock and paid-in capital by $1.4 million. The remaining $3.2 million increase was primarily due to stock-based compensation costs and the issuance of 81,951 shares of common stock under the Equity Incentive Plan. Common stock and paid-in capital increased $7.2 million in fiscal year 2009. The issuance of 47,037 common shares under the Dividend Reinvestment and Stock Purchase Plan increased common stock and paid-in capital by $2.0 million. The remaining $5.2 million increase was primarily due to stock-based compensation costs and the issuance of 127,610 shares of common stock under the Equity Incentive Plan.
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
Substantially all of the utility plant of Laclede Gas is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas’ ability to pay cash dividends on its common stock. These provisions are applicable regardless of whether the stock is publicly held or, as has been the case since the formation of Laclede Group, held solely by the Utility’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953, would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8 million plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953, to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2010 and 2009, the amount under the mortgage’s formula that was available to pay dividends was $280 million and $274 million, respectively. Thus, all of the Utility’s retained earnings were free from such restrictions as of those dates.
Laclede Group has on file a shelf registration on Form S-3 with the SEC that allows for the issuance of equity securities and debt securities. No securities have been issued under this registration statement, which expires November 26, 2011. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions. In addition, Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 400,000 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 327,781 shares and 317,186 shares at September 30, 2010 and November 19, 2010, respectively, remaining available for issuance under this Form S-3.
Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, all of which remains available to Laclede Gas at this time. The Utility has authority from the MoPSC until June 30, 2013 to issue up to $518 million in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital, of which $517.6 million remained under this authorization as of September 30, 2010. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.

The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the
Consolidated Balance Sheets at September 30 were as follows:

(Thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, September 30, 2008	$6,227	$(1,790)	$4,437
Current-period change	(5,695)	(939)	(6,634)
Adoption of SFAS No. 158, as codified in ASC Topic 715	—	31	31
Balance, September 30, 2009	532	(2,698)	(2,166)
Current-period change	(4,779)	(192)	(4,971)
Balance, September 30, 2010	$(4,247)	$(2,890)	$(7,137)

Income tax expense (benefit) recorded for items of other comprehensive income reported in the Statements of Consolidated Comprehensive Income is calculated by applying statutory federal, state, and local income tax rates applicable to ordinary income. The tax rates applied to individual items of other comprehensive income are similar within each reporting period.

7.	LONG-TERM DEBT

Maturities on long-term debt for the five fiscal years subsequent to September 30, 2010 are as follows:

2011	$25 million	(Paid at maturity on November 15, 2010)
2012	—
2013	$25 million
2014	—
2015	—

At September 30, 2010, Laclede Gas had fixed-rate long-term debt totaling $390 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Of the Utility’s $390 million in long-term debt, $75 million have no call options, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.
Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, all of which remains available to Laclede Gas at this time. The Utility has authority from the MoPSC until June 30, 2013 to issue up to $518 million in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital, of which $517.6 million remained under this authorization as of September 30, 2010. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.
Substantially all of the utility plant of Laclede Gas is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas’ ability to pay cash dividends on its common stock, which are described more fully in Note 6, Stockholders’ Equity.
At September 30, 2010 and 2009, Laclede Gas had preferred stock shares authorized totaling 1,480,000, but none were issued and outstanding.

8.	NOTES PAYABLE AND CREDIT AGREEMENTS

The Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. During fiscal year 2010, Laclede Gas utilized only commercial paper for external short-term funding. Commercial paper borrowings ranged between $48.2 million and $178.0 million during the fiscal year, and stood at $129.7 million on September 30, 2010. The weighted average interest rate on the short-term borrowings was 0.3% per annum at September 30, 2010. For the entire fiscal year, short-term borrowings averaged $107.9 million at an average interest rate of 0.3%. Laclede Gas borrowed a maximum of $1.2 million from Laclede Group during the fiscal year, and there were no such borrowings outstanding at the end of the fiscal year.
During fiscal year 2009, the Utility’s short-term borrowing requirements, which ranged between $116.9 million and $386.4 million, were generally met by the sale of commercial paper. However, due to unfavorable terms in the commercial paper markets generally in the first half of fiscal year 2009, Laclede Gas utilized its line of credit and borrowing from Laclede Group as more economical sources of short-term financing. External borrowings (which exclude borrowings from Laclede Group) ranged between $116.9 million and $309.9 million. The Utility had $129.8 million in commercial paper outstanding as of September 30, 2009, at a weighted average interest rate of 0.2% per annum, and no borrowings under its bank line or from Laclede Group.
Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation, and amortization (EBITDA) to be at least 2.25 times interest expense. On September 30, 2010, total debt was 56% of total capitalization. For the fiscal year ended September 30, 2010, EBITDA was 4.55 times interest expense.
Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working-capital lines of credit, which expire in September 2011, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 49% on September 30, 2010. These lines have been used to provide for seasonal funding needs of various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the fiscal year.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments at September 30, 2010 and 2009 are as follows:

(Thousands)	Carrying Amount	Fair Value

2010:
Cash and cash equivalents	$86,919	$86,919
Marketable securities	12,856	12,856
Derivative instrument assets	12,761	12,761
Derivative instrument liabilities	14	14
Short-term debt	129,650	129,650
Long-term debt, including current portion	389,298	443,959

2009:
Cash and cash equivalents	$74,591	$74,591
Marketable securities	11,110	11,110
Derivative instrument assets	17,178	17,178
Derivative instrument liabilities	976	976
Short-term debt	129,800	129,800
Long-term debt	389,240	423,375

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. The fair values of marketable securities, derivative instruments assets, and derivative instrument liabilities are valued as described in Note 10, Fair Value Measurements.

10.	FAIR VALUE MEASUREMENTS

The following table categorizes the assets and liabilities in the Consolidated Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2010
Assets
U. S. Stock/Bond Mutual Funds	$12,856	$—	$—	$—	$12,856
NYMEX natural gas contracts	5,087	—	—	7,214	12,301
NYMEX gasoline and heating oil contracts	59	—	—	220	279
Natural gas commodity contracts	—	161	76	(56)	181
Total	$18,002	$161	$76	$7,378	$25,617

Liabilities
NYMEX natural gas contracts	$53,677	$—	$—	$(53,677)	$—
NYMEX gasoline & heating oil contracts	37	—	—	(37)	—
Natural gas commodity contracts	—	17	53	(56)	14
Total	$53,714	$17	$53	$(53,770)	$14

As of September 30, 2009
Assets
U. S. Stock/Bond Mutual Funds	$11,110	$—	$—	$—	$11,110
NYMEX natural gas contracts	10,803	—	—	4,057	14,860
NYMEX gasoline and heating oil contracts	278	—	—	(1)	277
Natural gas commodity contracts	—	1,688	558	(205)	2,041
Total	$22,191	$1,688	$558	$3,851	$28,288

Liabilities
NYMEX natural gas contracts	$55,170	$—	$—	$(55,170)	$—
Natural gas commodity contracts	—	522	659	(205)	976
Total	$55,170	$522	$659	$(55,375)	$976

The mutual funds included in Level 1 are valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX. Derivative instruments included in Level 2 are valued using broker or dealer quotation services or by using observable market inputs. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. During fiscal years 2010 and 2009, there were no transfers between the levels of the fair value hierarchy. The Company’s policy is to recognize such transfers, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. The following is a reconciliation of the Level 3 beginning and ending net derivative balances:

(Thousands)	2010	2009

Beginning of period	$(101)	$—
Issuances and settlements - net	53	(109)
Net gains related to derivatives not held at end of period	48	—
Net gains related to derivatives still held at end of period	23	8
End of period	$23	$(101)

The mutual funds are included in the Other investments line of the Consolidated Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Consolidated Balance Sheets when a legally enforceable netting agreement exists between the Company and the counterparty to a derivative contract. For additional information on derivative instruments, see Note 11, Derivative Instruments and Hedging Activities.

11.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation and permits the Utility to hedge up to 70% of its normal volumes purchased for up to a 36-month period. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs, subject to prudence review. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. The Utility does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, and, as a result, have no direct impact on the Statements of Consolidated Income. The timing of the operation of the PGA Clause may cause interim variations in short-term cash flows, because the Utility is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA Clause.
From time to time, Laclede Gas purchases NYMEX futures contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At September 30, 2010, Laclede Gas held 0.6 million gallons of gasoline futures contracts at an average price of $2.10 per gallon and 0.1 million gallons of heating oil futures contracts (to hedge diesel fuel purchases) at an average price of $2.33 per gallon. Most of these futures contracts, the longest of which extends to September 2011, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815. The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into commitments associated with the purchase or sale of natural gas. Many of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2010, the fair values of 6.8 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. All of these contracts will settle during fiscal year 2011. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX futures contracts to lock in margins. At September 30, 2010, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX natural gas futures contracts used to lock in margins are generally designated as cash flow hedges of forecasted transactions for financial reporting purposes.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2010, it is expected that approximately $3.8 million of pretax losses will be reclassified into the Statements of Consolidated Income during fiscal year 2011. The net amount of pre-tax (losses) gains recognized in earnings for the ineffective portion of cash flow hedges was $(1.0) million, $2.9 million, and $(2.8) million for fiscal years 2010, 2009, and 2008, respectively. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. NYMEX-traded contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. Open NYMEX natural gas futures positions at September 30, 2010 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2011	—	$—	4.35	$4.84

Open long futures positions
Fiscal 2011	13.16	$6.19	6.66	$5.74
Fiscal 2012	4.94	5.47	2.18	6.43
Fiscal 2013	—	—	0.06	5.41

At September 30, 2010, Laclede Gas also had 23.9 million MMBtu of other price risk mitigation measures in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

	Location of Gain (Loss)
(Thousands)	Recorded in Income	2010	2009 (a)
Derivatives in Cash Flow Hedging Relationships

Effective portion of gain (loss) recognized in OCI on derivatives:
NYMEX natural gas contracts		$5,099	$3,733
NYMEX gasoline and heating oil contracts		160	248
Total		$5,259	$3,981

Effective portion of gain (loss) reclassified from AOCI to income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$15,632	$12,997
	Non-Regulated Gas Marketing Operating Expenses	(2,851)	(6,117)
Sub-total		12,781	6,880

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	264	119
Total		$13,045	$6,999

Ineffective portion of gain (loss) on derivatives recognized in income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$1,338	$745
	Non-Regulated Gas Marketing Operating Expenses	(2,305)	(258)
Sub-total		(967)	487

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	(57)	198
Total		$(1,024)	$685

Derivatives Not Designated as Hedging Instruments (b)

Gain (loss) recognized in income on derivatives:

Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$4,269	$1,785
	Non-Regulated Gas Marketing Operating Expenses	(3,435)	(46)
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	(11)	—
	Non-Regulated Gas Marketing Operating Expenses	(552)	824
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	(1)	17
Total		$270	$2,580

(a)
The Company prospectively adopted SFAS No. 161, as codified in ASC Topic 815, in the second quarter of fiscal year 2009. Accordingly, amounts disclosed in this column exclude activity prior to January 1, 2009.

(b)
Gains and losses on Laclede Gas’ NYMEX natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Utility’s PGA Clause and recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Consolidated Income.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2010

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	$3,174		Derivative Instrument Assets	$9,705
	Other Deferred Charges	4		Other Deferred Charges	3,435
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	56		Derivative Instrument Assets	34
Sub-total		3,234			13,174

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	1,401		Derivative Instrument Assets	37,457
	Other Deferred Charges	508		Other Deferred Charges	3,080
Natural gas commodity contracts	Derivative Instrument Assets	237		Other Current Liabilities	14
	Other Current Liabilities	—		Derivative Instrument Assets	56
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	3		Derivative Instrument Assets	3
Sub-total		2,149			40,610
Total derivatives		$5,383			$53,784

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2009

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	$3,001		Derivative Instrument Assets	$2,019
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	278		Derivative Instrument Assets	—
Sub-total		3,279			2,019

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	7,802		Derivative Instrument Assets	53,151
Natural gas commodity contracts	Derivative Instrument Assets	2,062		Other Current Liabilities	1,160
	Other Current Liabilities	184		Derivative Instrument Assets	21
Sub-total		10,048			54,332
Total derivatives		$13,327			$56,351

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

	(Thousands)	2010	2009

	Fair value of asset derivatives presented above	$5,383	$13,327
	Fair value of cash margin receivables	61,148	59,226
	Netting of assets and liabilities with the same counterparty	(53,770)	(55,375)
	Total	$12,761	$17,178

	Derivative Instrument Assets, per Consolidated Balance Sheets:
	Derivative instrument assets	$10,285	$17,178
	Other deferred charges	2,476	—
	Total	$12,761	$17,178

	Fair value of liability derivatives presented above	$53,784	$56,351
	Netting of assets and liabilities with the same counterparty	(53,770)	(55,375)
	Derivative instrument liabilities, per Consolidated Balance Sheets*	$14	$976

*	Included in the Other line of the Current Liabilities section

12.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $19.4 million, or 35.1% of LER’s total accounts receivable at September 30, 2010. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $7.4 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $19.4 million of LER’s total accounts receivable, or 35.1% at September 30, 2010, while net receivable amounts from these customers, reflecting netting arrangements, were $15.2 million. LER also has concentrations of credit risk with certain individually significant counterparties. At September 30, 2010, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure), all of which are investment-grade rated companies, were $18.7 million, or 34.0% of LER’s total accounts receivable. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $12.7 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

13.	INCOME TAXES

The net provisions for income taxes from continuing operations charged during the fiscal years ended September 30, 2010, 2009, and 2008 are as follows:

(Thousands)	2010	2009	2008

Included in Statements of Consolidated Income:
Federal
Current	$(4,796)	$12,614	$17,584
Deferred	28,304	15,454	5,097
Investment tax credits	(216)	(219)	(227)
State and local
Current	(867)	1,958	2,743
Deferred	4,669	2,702	993
Total Income Tax Expense from Continuing Operations	$27,094	$32,509	$26,190

For the year ended September 30, 2008, the Company recorded current income tax expense totaling $14.6 million and deferred income tax benefits totaling $77,000 related to discontinued operations.
The effective income tax rate varied from the federal statutory income tax rate for continuing operations for each year due to the following:

	2010	2009	2008

Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal
income tax benefits	3.0	3.1	2.9
Certain expenses capitalized on books and
deducted on tax return	(4.0)	(2.9)	(3.5)
Taxes related to prior years	0.1	(0.6)	(1.0)
Other items – net	(0.7)	(1.0)	(2.1)
Effective income tax rate	33.4%	33.6%	31.3%

The significant items comprising the net deferred tax liability recognized in the Consolidated Balance Sheets as of September 30 are as follows:

(Thousands)	2010	2009

Deferred tax assets:
Reserves not currently deductible	$18,808	$19,418
Pension and other postretirement benefits	78,790	80,508
Unamortized investment tax credits	2,222	2,358
Other	11,723	13,067
Total deferred tax assets	111,543	115,351

Deferred tax liabilities:
Relating to property	256,038	$221,532
Regulatory pension and other postretirement benefits	110,396	109,041
Deferred gas costs	22,126	16,609
Other	15,529	22,658
Total deferred tax liabilities	404,089	369,840

Net deferred tax liability	292,546	254,489
Net deferred tax asset (liability) – current	(155)	1,707
Net deferred tax liability – non-current	$292,391	$256,196

Pursuant to GAAP, the Company may recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Unrecognized tax benefits, accrued interest payable, and accrued penalties payable are included in the Other line of the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheets.
The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits at September 30 as reported in the Consolidated Balance Sheets:

(Thousands)	2010	2009

Unrecognized tax benefits, beginning of year	$1,366	$1,033
Increases related to tax positions taken in current year	5,017	333
Unrecognized tax benefits, end of year	$6,383	$1,366

The amount of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate were $1.7 million and $1.4 million as of September 30, 2010 and 2009, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the Company’s unrecognized tax benefits. The Company does not expect any such change will be significant.
Interest accrued associated with the Company’s uncertain tax positions as of September 30, 2010 and 2009 were $0.3 million and $0.1 million, respectively, and no penalties were accrued as of those dates. Interest expense accrued during fiscal year 2010 was $0.2 million and immaterial for fiscal years 2009 and 2008. During fiscal year 2008, the Company reversed $0.8 million of accrued interest expense and $0.9 million of accrued penalties in the Statements of Consolidated Income.
The Company is subject to U.S. federal income tax as well as income tax of state and local jurisdictions. The Company is no longer subject to examination for fiscal years prior to 2007.

14.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

(Thousands)	2010	2009	2008

Interest income	$1,743	$2,972	$4,221
Net investment gain (loss)	1,077	(1,019)	(1,299)
Other income	276	423	68
Other income deductions	24	(923)	(1,109)
Other Income and (Income Deductions) – Net	$3,120	$1,453	$1,881

The increase in Other Income and (Income Deductions) – Net in fiscal year 2010 (compared to fiscal year 2009), was primarily due to higher net investment gains and other minor variations, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs and lower interest income. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.
The decrease in Other Income and (Income Deductions) – Net in fiscal year 2009 (compared to fiscal year 2008), was primarily due to lower interest income and the effect of a benefit recognized during fiscal year 2008 from the reversal of certain tax-related expenses. These factors were largely offset by the effect of a loss on the redemption of long-term debt (primarily unamortized issuance costs) recognized during fiscal year 2008 and increased income associated with carrying costs applied to under-recoveries of gas costs.

15.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the FERC as well as non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also includes Laclede Gas’ non-regulated merchandise sales business, which was not material, and its non-regulated propane transaction. The merchandise sales business ceased operations on September 30, 2009. Accounting policies are described in Note 1. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of ASC Topic 980. Those types of transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
As Laclede Group’s non-regulated subsidiary, LER, continues to expand its business, the number of transactions accounted for through fair value measurements has increased. Beginning in fiscal year 2010, management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impact of net unrealized gains and losses on energy-related derivative contracts. For comparative purposes, the measurement of segment performance has been presented to conform to the current-period presentation.

		Non-
	Regulated	Regulated			Unallocated
	Gas	Gas			and
(Thousands)	Distribution	Marketing		Other	Eliminations	Consolidated

FISCAL 2010
Revenues from external customers	$861,435	$835,089		$10,912	$—	$1,707,436
Intersegment revenues	2,862	23,693		1,038	—	27,593
Total Operating Revenues	864,297	858,782		11,950	—	1,735,029
Depreciation & amortization	37,572	—	*	— **	—	37,572
Interest income	1,493	189		216	(155)	1,743
Interest charges	26,852	—		155	(155)	26,852
Income tax expense	15,842	8,609		2,643	—	27,094
Net economic earnings	36,141	15,709		4,315	—	56,165
Total assets	1,657,530	165,181		117,808	(100,323)	1,840,196
Capital expenditures	56,234	733		92	(62)	56,997

FISCAL 2009
Revenues from external customers	$1,049,288	$804,499		$3,302	$—	$1,857,089
Intersegment revenues	4,705	32,366		1,038	—	38,109
Total Operating Revenues	1,053,993	836,865		4,340	—	1,895,198
Depreciation & amortization	36,751	—		— **	—	36,751
Interest income	2,505	794		1,078	(1,405)	2,972
Interest charges	30,353	—		798	(1,405)	29,746
Income tax expense (benefit)	13,856	19,186		(533)	—	32,509
Net economic earnings (losses)	33,057	28,081		(332)	—	60,806
Total assets	1,598,600	148,248		105,237	(90,067)	1,762,018
Capital expenditures	51,384	820		180	—	52,384

FISCAL 2008
Revenues from external customers	$1,126,826	$1,067,257		$3,803	$—	$2,197,886
Intersegment revenues	1,461	8,588		1,038	—	11,087
Total Operating Revenues	1,128,287	1,075,845		4,841	—	2,208,973
Depreciation & amortization	35,303	—		— **	—	35,303
Interest income	2,133	1,531		2,762	(2,205)	4,221
Interest charges	30,214	(614)		2,222	(2,345)	29,477
Income tax expense (benefit)	15,244	11,404		(291)	(167)	26,190
Net economic earnings (losses)	39,139	20,886		(607)	(264)	59,154
Total assets of continuing operations	1,624,041	182,750		138,982	(173,118)	1,772,655
Capital expenditures	55,304	41		25	1,251	56,621

*	Depreciation & amortization for Non-Regulated Gas Marketing is included in Non-Regulated Gas Marketing Expenses on the Statements of Consolidated Income ($0.1 million for fiscal year 2010).
**
Depreciation & amortization for Other is included in the Other Operating Expenses on the Statements of Consolidated Income ($0.2 million for fiscal year 2010 and $0.3 million per year for fiscal years 2009 and 2008).

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income

(Thousands)	2010	2009	2008

Total Net Economic Earnings above	$56,165	$60,806	$59,154
Add: Unrealized gain (loss) on energy-related derivative contracts, net of tax	(2,125)	3,441	(1,628)
Income from Continuing Operations	$54,040	$64,247	$57,526

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas estimates fiscal year 2011 utility capital expenditures at approximately $64 million. Fiscal year 2011 capital expenditures for non-regulated subsidiaries are estimated at approximately $0.6 million. There are no material contractual commitments at September 30, 2010 related to these estimated capital expenditures.
Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2010 are estimated at approximately $908 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas estimates that it will pay approximately $86 million annually, at present rate levels, for fixed charges related to these or other contracts that are expected to be in place for the upcoming year for the reservation of gas supplies and pipeline transmission and storage capacity. The Utility recovers its costs from customers in accordance with the PGA Clause.
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

Leases and Guarantees

The lease agreement covering the headquarters office space of Laclede Gas extends through February 2015 with the option to renew for up to five additional years. The aggregate rental expense for fiscal years 2010, 2009, and 2008 was $909,000, $900,000, and $891,000, respectively. The annual minimum rental payment for fiscal year 2011 is anticipated to be approximately $917,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal year 2015. Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $3.6 million in fiscal year 2011, $2.5 million in fiscal year 2012, $1.5 million in fiscal year 2013, $0.9 million in fiscal year 2014, and $0.2 million in fiscal year 2015. Laclede Gas and LER have other relatively minor rental arrangements that provide for minimum rental payments.
Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2015. At September 30, 2010, the maximum guarantees under these leases are $1.3 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At September 30, 2010, the carrying value of the liability recognized for these guarantees was $0.3 million.
Laclede Group had guarantees totaling $105.3 million for performance and payment of certain wholesale gas supply purchases by LER, as of September 30, 2010. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $2.3 million bringing the total to $107.6 million in guarantees outstanding at November 19, 2010. No amounts have been recorded for these guarantees in the financial statements. As of September 30, 2010, management believes the probability is low that Laclede Group will be required to make payments under these guarantees.
A consolidated subsidiary is a general partner in an unconsolidated partnership that invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $2.0 million incurred in connection with various real estate ventures. Laclede Group has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Laclede Group further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.

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

As with other companies, Laclede Gas faces the risk of environmental liabilities. In the natural gas industry, these are typically associated with sites formerly owned or operated by gas distribution companies like Laclede Gas and/or its predecessor companies at which manufactured gas operations took place. At this time, Laclede Gas has identified three former manufactured gas plant (MGP) sites located in Missouri: one in Shrewsbury and two in the City of St. Louis.
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
The site in the City of St. Louis, which is currently owned by the City, has been enrolled in the Missouri Voluntary Cleanup Program (VCP). The VCP provides potential opportunities to minimize the cost of site cleanup while maximizing possibilities for site development. The City has selected a developer with whom it is negotiating a final site development contract which contemplates remediation and redevelopment of the property. In conjunction with the redevelopment, Laclede Gas and another former site owner have entered into an agreement with the owner and development agencies as well as their parent agency, the private developer of the property, and an environmental consultant (Remediation Agreement). Under the Remediation Agreement, the development agency and the private developer agreed to remediate the site, and Laclede Gas and the other former owner are to be released by the involved City agencies, the private developer, and the environmental consultant from certain liabilities for the past and current environmental condition of the property. Also under that agreement Laclede Gas and the former site owner agreed to pay, at the closing of the transaction, a small percentage of the cost of remediation (subject to a maximum amount). The transactions contemplated by the Remediation Agreement are expected to close during fiscal year 2011. The amount Laclede Gas expects to pay under the Remediation Agreement is not material and will not have a material impact on the future financial condition, results of operations, or cash flows of Laclede Gas or the Company.
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
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. On December 31, 2009, the MoPSC Staff proposed a number of non-monetary recommendations only, based on its review of gas costs for fiscal year 2008. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In its December 31, 2007 recommendation relating to fiscal year 2006 gas costs, the MoPSC Staff also raised questions regarding whether certain sales and capacity release transactions subject to the FERC’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. In June 2008, as a result of the internal review, the Company provided the FERC Staff with a self report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On February 9, 2010, the FERC Staff informed the Company that it has closed its investigation of the Company’s self report without taking further action.
In connection with the affiliate transaction matters mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted the Company’s corporate reorganization into a holding company structure. Also, on October 6, 2010, the MoPSC Staff filed a related complaint against Laclede Gas alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. Laclede Gas believes that neither of the complaints have merit and intends to vigorously oppose both of them. In addition, the Company had filed a counterclaim against the MoPSC Staff in the July 7 complaint case alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and the provisions under which the Company allocates costs among affiliated companies. However, on November 3, 2010, the MoPSC issued an order dismissing the Utility’s counterclaim for failure to state a claim upon which relief may be granted.
As reported in Note 2, Discontinued Operations, during the quarter ended March 31, 2008, the Company sold 100% of its interest in its wholly-owned subsidiary SM&P. The sales agreement (Agreement) includes representations and warranties customary for such transactions, including, among others, representations and warranties of the parties as to brokers’ fees; of SM&P as to its financial status, contracts, title to and condition of personal and real property, taxes, legal compliance, environmental matters, employee benefits, and intellectual property. The Agreement also includes customary indemnification provisions under which Laclede’s aggregate indemnification obligations are limited to a maximum of $7.0 million for most claims. Obligations subject to this maximum apply only in the event claims exceed a stated deductible, both individually and in the aggregate. However, this maximum limitation and deductible do not apply to obligations associated with taxes, employee benefits, title to personal property, and certain other fundamental representations and warranties. A maximum potential future payment amount cannot be estimated for these obligations. The terms of the indemnifications in the Agreement are generally dependent upon the statute of limitations applicable to the particular representations and warranties made by the Company, although certain representations and warranties have an indefinite life under the Agreement. As of September 30, 2010, the carrying amount of the liability recognized for these indemnification obligations was $0.1 million, based on the Company’s assessment of risk, which is believed to be low.
Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

17.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

In the opinion of Laclede Group, the quarterly information presented below for fiscal years 2010 and 2009 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

(Thousands, Except Per Share Amounts)
Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

Fiscal Year 2010
Total Operating Revenues	$491,166	$635,325	$324,507	$284,031
Operating Income	40,664	50,270	12,867	1,065
Net Income (Loss)	22,886	28,020	4,731	(1,597)
Basic Earnings (Loss) Per Share of Common Stock	1.03	1.26	0.21	(0.07)
Diluted Earnings (Loss) Per Share of Common Stock	1.03	1.26	0.21	(0.07)

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

Fiscal Year 2009
Total Operating Revenues	$674,256	$659,068	$309,944	$251,930
Operating Income (Loss)	56,688	55,240	16,203	(3,067)
Net Income (Loss)	31,306	30,811	6,877	(4,747)
Basic Earnings (Loss) Per Share of Common Stock	1.42	1.39	0.31	(0.22)
Diluted Earnings (Loss) Per Share of Common Stock	1.41	1.39	0.31	(0.22)

Laclede Gas Company’s financial statements and Notes to Financial Statements are included in Exhibit 99.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in and disagreements on accounting and financial disclosure with Laclede’s outside auditors that are required to be disclosed.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, both The Laclede Group, Inc. and Laclede Gas Company carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15e and Rule 15d-15e under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting for The Laclede Group, Inc. or Laclede Gas Company.
The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included under Item 8, pages 45 through 47.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:
•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement dated December 17, 2010 (2010 proxy statement);
•	our executive officers is reported in Part I of this Form 10-K;
•
compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion in our 2010 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”;

•	Financial Code of Ethics is posted on our website, www.thelacledegroup.com, in the Investor Services section under Governance Documents; and,
•
our audit committee, our audit committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2010 proxy statement under the heading “Corporate Governance.”

In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our audit, compensation and corporate governance committees are available on our website, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2010 proxy statement under the headings: “Directors’ Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation.” The 2010 proxy statement also includes the “Compensation Committee Report,” which is deemed furnished and not filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our 2010 proxy statement under “Beneficial Ownership of Laclede Group Common Stock.”
Information regarding our equity compensation plans is incorporated by reference from our 2010 proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:
•	our policy and procedures for related party transactions and
•	the independence of our directors
is included in our 2010 proxy statement under “Corporate Governance” and is incorporated by reference. There were no related party transactions in fiscal year 2010.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2010 proxy statement under “Fees of Independent Registered Public Accountant” and “Corporate Governance,” respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules
2010 10-K Page
(a)	1.	Financial Statements:

The Laclede Group, Inc.:
See Item 8. Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

Laclede Gas Company:
For Years Ended September 30, 2010, 2009, and 2008:
		Statements of Income	Ex. 99.1, p. 21
		Statements of Comprehensive Income	Ex. 99.1, p. 22
		Statements of Common Shareholder’s Equity	Ex. 99.1, p. 26
		Statements of Cash Flows	Ex. 99.1, p. 27
As of September 30, 2010 and 2009:
		Balance Sheets	Ex. 99.1, pp. 23-24
		Statements of Capitalization	Ex. 99.1, p. 25
		Notes to Financial Statements	Ex. 99.1, pp. 28-54
		Management Report on Internal Control Over Financial Reporting	Ex. 99.1, p. 18
		Reports of Independent Registered Public Accounting Firm	Ex. 99.1, p. 19-20

	2.	Supplemental Schedules

		II – Reserves – The Laclede Group, Inc.	98
		II – Reserves – Laclede Gas Company	99

Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

	3.	Exhibits

Incorporated herein by reference to Index to Exhibits, page 100.

Item 15(a)(3) See the marked exhibits in the Index to Exhibits, page 100.

(b)		Incorporated herein by reference to Index to Exhibits, page 100.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LACLEDE GROUP, INC.

November 19, 2010	By /s/	Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/19/10	/s/	Douglas H. Yaeger	Chairman of the Board,
		Douglas H. Yaeger	President and Chief Executive Officer
(Principal Executive Officer)

11/19/10	/s/	Mark D. Waltermire	Chief Financial Officer
		Mark D. Waltermire	(Principal Financial and
Accounting Officer)

11/19/10	/s/	Arnold W. Donald	Director
Arnold W. Donald

11/19/10	/s/	Edward L. Glotzbach	Director
Edward L. Glotzbach

11/19/10	/s/	Anthony V. Leness	Director
Anthony V. Leness

11/19/10	/s/	W. Stephen Maritz	Director
W. Stephen Maritz

11/19/10	/s/	William E. Nasser	Director
William E. Nasser

11/19/10	/s/	Brenda D. Newberry	Director
Brenda D. Newberry

11/19/10	/s/	John P. Stupp, Jr.	Director
John P. Stupp, Jr.

11/19/10	/s/	MaryAnn Van Lokeren	Director
MaryAnn Van Lokeren

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LACLEDE GAS COMPANY

November 19, 2010	By /s/	Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/19/10	/s/	Douglas H. Yaeger	Chairman of the Board,
		Douglas H. Yaeger	President and Chief Executive Officer
(Principal Executive Officer)

11/19/10	/s/	Mark D. Waltermire	Director, Senior Vice President
		Mark D. Waltermire	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

11/19/10	/s/	Michael R. Spotanski	Director, Senior Vice President
		Michael R. Spotanski	Operations and Marketing

11/19/10	/s/	Richard A. Skau	Director, Senior Vice President
		Richard A. Skau	Human Resources

SCHEDULE II
THE LACLEDE GROUP, INC. AND SUBSIDIARY COMPANIES
RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2010, 2009, AND 2008

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2010:
DOUBTFUL ACCOUNTS	$11,160	$8,609	$12,018	(a)	$21,492	(b)	$10,295
MISCELLANEOUS:
Injuries and
property damage	$3,653	$2,313	$—		$2,738	(c)	$3,228
Deferred compensation	11,905	1,702	—		1,036		12,571
Group medical claims
incurred but not reported	1,450	12,833	—		12,833	(c)	1,450
TOTAL	$17,008	$16,848	$—		$16,607		$17,249

YEAR ENDED
SEPTEMBER 30, 2009:
DOUBTFUL ACCOUNTS	$12,624	$12,408	$11,138	(a)	$25,010	(b)	$11,160
MISCELLANEOUS:
Injuries and
property damage	$2,812	$2,949	$—		$2,108	(c)	$3,653
Deferred compensation	11,164	1,649	—		908		11,905
Group medical claims
incurred but not reported	1,500	12,305	—		12,355	(c)	1,450
TOTAL	$15,476	$16,903	$—		$15,371		$17,008

YEAR ENDED
SEPTEMBER 30, 2008:
DOUBTFUL ACCOUNTS	$11,268	$13,100	$9,850	(a)	$21,594	(b)(d)	$12,624
MISCELLANEOUS:
Injuries and
property damage	$10,765	$7,263	$—		$15,216	(c)(d)	$2,812
Deferred compensation	10,949	1,446	—		1,231		11,164
Group medical claims
incurred but not reported	2,571	15,777	—		16,848	(c)(d)	1,500
TOTAL	$24,285	$24,486	$—		$33,295		$15,476

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.
(d)	Deductions include write-off of SM&P reserve balances at March 31, 2008 due to the sale of the subsidiary.

SCHEDULE II
LACLEDE GAS COMPANY
RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2010, 2009, AND 2008

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2010:
DOUBTFUL ACCOUNTS	$10,791	$8,609	$12,018	(a)	$21,242	(b)	$10,176
MISCELLANEOUS:
Injuries and
property damage	$3,653	$2,313	$—		$2,738	(c)	$3,228
Deferred compensation	11,905	1,702	—		1,036		12,571
Group medical claims
incurred but not reported	1,450	12,833	—		12,833	(c)	1,450
TOTAL	$17,008	$16,848	$—		$16,607		$17,249

YEAR ENDED
SEPTEMBER 30, 2009:
DOUBTFUL ACCOUNTS	$12,476	$12,155	$11,138	(a)	$24,978	(b)	$10,791
MISCELLANEOUS:
Injuries and
property damage	$2,812	$2,949	$—		$2,108	(c)	$3,653
Deferred compensation	11,164	1,649	—		908		11,905
Group medical claims
incurred but not reported	1,500	12,305	—		12,355	(c)	1,450
TOTAL	$15,476	$16,903	$—		$15,371		$17,008

YEAR ENDED
SEPTEMBER 30, 2008:
DOUBTFUL ACCOUNTS	$10,961	$13,034	$9,850	(a)	$21,369	(b)	$12,476
MISCELLANEOUS:
Injuries and
property damage	$3,128	$1,715	$—		$2,031	(c)	$2,812
Deferred compensation	10,949	1,446	—		1,231		11,164
Group medical claims
incurred but not reported	1,150	12,192	—		11,842	(c)	1,500
TOTAL	$15,227	$15,353	$—		$15,104		$15,476

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.

INDEX TO EXHIBITS

Exhibit
No.

2.01*	-	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company’s registration statement on Form S-4, No. 333-48794.
3.01(i)*	-	Laclede’s Restated Articles of Incorporation effective March 18, 2002; filed as Exhibit 3.3 to Form 8-K filed May 29, 2002.
3.01(ii)*	-	Bylaws of Laclede effective January 18, 2002; filed as Exhibit 3.4 to Laclede’s Form 8-K filed May 29, 2002.
3.02(i)*	-	The Company’s Articles of Incorporation, as amended; filed as Exhibit 3.1 to the Company’s Form 8-K filed January 26, 2006.
3.02(ii)*	-	The Company’s Bylaws, as amended; filed as Exhibit 3.2 to the Company’s Form 8-K filed January 26, 2006.
4.01*	-	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	-	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed on June 26, 1979 as Exhibit b-4 to registration statement No. 2-64857.
4.03*	-	Twenty-Second Supplemental Indenture dated as of November 15, 1995; filed on December 8, 1995 as Exhibit 4.01 to Laclede’s Form 8-K.
4.04*	-	Twenty-Third Supplemental Indenture dated as of October 15, 1997; filed on November 6, 1997 as Exhibit 4.01 to Laclede’s Form 8-K.
4.05*	-	Twenty-Fourth Supplemental Indenture dated as of June 1, 1999; filed on June 4, 1999 as Exhibit 4.01 to Laclede’s Form 8-K.
4.06*	-	Twenty-Fifth Supplemental Indenture dated as of September 15, 2000; filed on September 27, 2000 as Exhibit 4.01 to Laclede’s Form 8-K.
4.07*	-	Twenty-Seventh Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.01 to Laclede’s Form 8-K.
4.08*	-	Twenty-Eighth Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.02 to Laclede’s Form 8-K.
4.09*	-	Twenty-Ninth Supplemental Indenture dated as of June 1, 2006; filed on June 9, 2006, as Exhibit 4.1 to Laclede’s Form 8-K
4.10*	-	Thirtieth Supplemental Indenture dated as of September 15, 2008; filed on September 23, 2008 as Exhibit 4.1 to Laclede’s Form 8-K.
4.11*	-
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

INDEX TO EXHIBITS

Exhibit
No.

10.20f*	-	Form of Restricted Stock Award Agreement filed as Exhibit 10.8 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.20g*	-	Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.8 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.20h*	-	Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.2 to the Company’s 10-Q for the fiscal quarter ended December 31, 2009.
10.21*	-	Supplemental Pension Agreement between Laclede Gas Company and Kenneth J. Neises dated March 7, 2008; filed as Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2008.
10.21a*	-
Amendment dated January 7, 2010 to Supplemental Pension Agreement between Laclede Gas Company and Kenneth J. Neises; filed as Exhibit 10.1 to the Company’s 10-Q for the fiscal quarter ended December 31, 2009.

10.22*	-
Amended and Restated Firm (Rate Schedule FT) Transportation Service Agreement between Laclede Energy Resources, Inc. and Centerpoint Energy Gas Transmission Company TSA #1006667; filed as Exhibit 10.2 to the Company’s 10-Q for the fiscal quarter ended March 31, 2009.

10.23	-	Credit Agreement between the Company and U. S. Bank National Association, dated October 1, 2010.
10.24	-	Credit Agreement between the Company and PNC Bank, National Association, dated October 1, 2010.
10.25	-	The Laclede Group 2011 Management Continuity Protection Plan
10.25a	-	Form of Agreement Under The Laclede Group 2011 Management Continuity Protection Plan
12	-	Ratio of Earnings to Fixed Charges.
21	-	Subsidiaries of the Registrant.
23	-	Consents of Independent Registered Public Accounting Firm.
31	-	Certificates under Rule 13a-14(a) of the CEO and CFO of The Laclede Group, Inc. and Laclede Gas Company.
32	-	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of The Laclede Group, Inc. and Laclede Gas Company.
99.1	-
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