Form 10-Q
period 2010-12-31
LACLEDE GROUP INC
filed 2011-01-28
CIK 1126956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from __________ to __________

Commission File Number 1-16681

THE LACLEDE GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	74-2976504 (I.R.S. Employer Identification number)
720 Olive Street St. Louis, MO 63101 (Address and zip code of principal executive offices) 314-342-0500 (Registrant’s telephone number, including area code)

Indicate by check mark if the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [     ]

is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ X ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ] No [ X ]

As of January 27, 2011, there were 22,384,705 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

FILING FORMAT

The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility) previously filed joint Forms 10-K and 10-Q, with the Utility’s Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 99.1 in the combined reports. Beginning with the quarter ended December 31, 2010, the Company and the Utility are each filing separate periodic reports with the SEC.

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2010.

Item 1. Financial Statements
THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
 (UNAUDITED)

	Three Months Ended
	December 31,
(Thousands, Except Per Share Amounts)	2010	2009

Operating Revenues:
Regulated Gas Distribution	$277,443	$282,929
Non-Regulated Gas Marketing	166,408	197,525
Other	351	10,712
Total Operating Revenues	444,202	491,166
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	173,365	182,000
Other operation expenses	34,862	37,463
Maintenance	6,140	6,174
Depreciation and amortization	9,638	9,363
Taxes, other than income taxes	15,748	16,224
Total Regulated Gas Distribution Operating Expenses	239,753	251,224
Non-Regulated Gas Marketing	163,353	194,730
Other	345	4,548
Total Operating Expenses	403,451	450,502
Operating Income	40,751	40,664
Other Income and (Income Deductions) – Net	1,845	1,587
Interest Charges:
Interest on long-term debt	5,942	6,146
Other interest charges	744	563
Total Interest Charges	6,686	6,709
Income Before Income Taxes	35,910	35,542
Income Tax Expense	12,541	12,656
Net Income	$23,369	$22,886

Average Number of Common Shares Outstanding:
Basic	22,041	21,957
Diluted	22,120	22,001

Basic Earnings Per Share of Common Stock	$1.05	$1.03

Diluted Earnings Per Share of Common Stock	$1.05	$1.03

Dividends Declared Per Share of Common Stock	$0.405	$0.395

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Net Income	$23,369	$22,886
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	214	3,743
Reclassification adjustment for gains included in net income	(3,090)	(4,051)
Net unrealized losses on cash flow hedging derivative instruments	(2,876)	(308)
Amortization of actuarial loss included in net periodic pension and
postretirement benefit cost	107	98
Other Comprehensive Loss, Before Tax	(2,769)	(210)
Income Tax Benefit Related to Items of Other Comprehensive Loss	(1,070)	(81)
Other Comprehensive Loss, Net of Tax	(1,699)	(129)
Comprehensive Income	$21,670	$22,757

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands)	2010	2010	2009

ASSETS
Utility Plant	$1,338,568	$1,326,284	$1,288,862
Less: Accumulated depreciation and amortization	447,582	442,200	429,892
Net Utility Plant	890,986	884,084	858,970

Non-utility property	4,538	4,551	4,123
Other investments	50,505	50,226	46,321
Other Property and Investments	55,043	54,777	50,444

Current Assets:
Cash and cash equivalents	25,087	86,919	80,029
Accounts receivable:
Utility	165,171	70,053	159,423
Non-utility	61,951	56,160	75,317
Other	11,055	11,671	15,781
Allowance for doubtful accounts	(6,732)	(10,295)	(8,297)
Inventories:
Natural gas stored underground at LIFO cost	109,171	113,576	88,204
Propane gas at FIFO cost	16,881	15,625	15,649
Materials, supplies, and merchandise at average cost	4,255	3,867	4,162
Natural gas receivable	12,320	22,963	25,026
Derivative instrument assets	13,150	10,285	11,234
Unamortized purchased gas adjustments	18,136	23,718	—
Deferred income taxes	1,162	—	—
Prepayments and other	6,080	9,653	10,171
Total Current Assets	437,687	414,195	476,699

Deferred Charges:
Regulatory assets	453,030	479,462	467,130
Other	7,481	7,678	6,785
Total Deferred Charges	460,511	487,140	473,915
Total Assets	$1,844,227	$1,840,196	$1,860,028

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands, except share amounts)	2010	2010	2009

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,376,183, 22,292,804, and 22,252,467 shares issued, respectively)	$22,376	$22,293	$22,252
Paid-in capital	158,976	158,698	154,697
Retained earnings	376,055	361,723	356,910
Accumulated other comprehensive loss	(8,836)	(7,137)	(2,295)
Total Common Stock Equity	548,571	535,577	531,564
Long-term debt – Laclede Gas	364,313	364,298	364,254
Total Capitalization	912,884	899,875	895,818

Current Liabilities:
Notes payable	97,450	129,650	145,150
Accounts payable	125,315	95,595	135,108
Advance customer billings	9,639	16,809	10,421
Current portion of long-term debt	—	25,000	25,000
Wages and compensation accrued	12,406	13,410	11,715
Dividends payable	9,195	8,942	8,928
Customer deposits	11,315	11,244	12,163
Interest accrued	5,756	9,639	6,217
Taxes accrued	17,633	10,501	25,148
Unamortized purchased gas adjustments	—	—	4,741
Deferred income taxes	—	155	1,873
Other	26,623	12,979	21,297
Total Current Liabilities	315,332	333,924	407,761

Deferred Credits and Other Liabilities:
Deferred income taxes	297,792	292,391	256,051
Unamortized investment tax credits	3,485	3,538	3,700
Pension and postretirement benefit costs	210,642	207,607	201,659
Asset retirement obligations	26,224	25,837	25,885
Regulatory liabilities	47,898	47,365	44,681
Other	29,970	29,659	24,473
Total Deferred Credits and Other Liabilities	616,011	606,397	556,449
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$1,844,227	$1,840,196	$1,860,028

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Operating Activities:
Net Income	$23,369	$22,886
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	9,766	9,434
Deferred income taxes and investment tax credits	1,078	(4,184)
Other – net	(387)	615
Changes in assets and liabilities:
Accounts receivable – net	(103,856)	(122,229)
Unamortized purchased gas adjustments	5,582	1,611
Deferred purchased gas costs	30,860	23,609
Accounts payable	31,159	63,176
Advance customer billings - net	(7,170)	(10,719)
Taxes accrued	7,125	9,101
Natural gas stored underground	4,405	5,109
Other assets and liabilities	3,866	1,562
Net cash provided by (used in) operating activities	5,797	(29)

Investing Activities:
Capital expenditures	(15,627)	(11,198)
Other investments	1,002	(972)
Net cash used in investing activities	(14,625)	(12,170)

Financing Activities:
Maturity of first mortgage bonds	(25,000)	—
(Repayment) issuance of short-term debt – net	(32,200)	15,350
Changes in book overdrafts	13,310	11,028
Issuance of common stock	591	338
Dividends paid	(8,766)	(8,535)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(1,166)	(576)
Excess tax benefits from stock-based compensation	227	32
Net cash (used in) provided by financing activities	(53,004)	17,637

Net (Decrease) Increase in Cash and Cash Equivalents	(61,832)	5,438
Cash and Cash Equivalents at Beginning of Period	86,919	74,591
Cash and Cash Equivalents at End of Period	$25,087	$80,029

Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$10,288	$10,294
Income taxes	(132)	606

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These notes are an integral part of the accompanying unaudited consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Fiscal Year 2010 Form 10-K.
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
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at December 31, 2010 and 2009, for the Utility, were $54.6 million and $55.0 million, respectively. The amount of accrued unbilled revenue at September 30, 2010 was $11.3 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended December 31, 2010 and 2009 were $11.3 million, and $12.0 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.

2.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Laclede Gas has non-contributory, defined benefit, trusteed forms of pension plans covering substantially all employees. Effective January 1, 2010, the Company modified the calculation of future benefits under its Missouri Natural Gas division plan from a career average formula to a cash balance formula, which accrues benefits based on a percentage of compensation, provides interest credits on the balance, and provides certain transition credits. Benefits attributable to plan participation prior to January 1, 2010, will be based on career average compensation earned as a participant prior to January 1, 2010. Plan assets consist primarily of corporate and U.S. government obligations and equity market exposure achieved through derivative investments.
Pension costs for both the quarters ended December 31, 2010 and 2009 were $1.6 million, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Service cost – benefits earned during the period	$2,388	$2,274
Interest cost on projected benefit obligation	4,705	4,957
Expected return on plan assets	(4,712)	(5,032)
Amortization of prior service cost	160	239
Amortization of actuarial loss	2,557	2,034
Sub-total	5,098	4,472
Regulatory adjustment	(3,533)	(2,893)
Net pension cost	$1,565	$1,579

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the three months ended December 31, 2010 and December 31, 2009.
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

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended December 31, 2010 and 2009 were $1.9 million, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Service cost – benefits earned during the period	$1,919	$1,610
Interest cost on accumulated
postretirement benefit obligation	1,211	1,129
Expected return on plan assets	(911)	(758)
Amortization of transition obligation	34	34
Amortization of prior service credit	(582)	(582)
Amortization of actuarial loss	1,110	995
Sub-total	2,781	2,428
Regulatory adjustment	(871)	(518)
Net postretirement benefit cost	$1,910	$1,910

Missouri state law provides for the recovery in rates of costs accrued pursuant to generally accepted accounting principles (GAAP) provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts’ assets consist primarily of money market securities and mutual funds invested in stocks and bonds.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The Commission ordered that the recovery in rates be based on an annual allowance of $7.6 million. The difference between this amount and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

3.	STOCK-BASED COMPENSATION

Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan and the Restricted Stock Plan for Non-Employee Directors. Refer to Note 4 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2010 for descriptions of these plans.

Restricted Stock Awards

During the three months ended December 31, 2010, the Company granted 81,525 performance-contingent restricted shares and share units to executive officers and key employees at a weighted average grant date fair value of $30.78 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The shares and share units have a performance period ending September 30, 2013, during which participants are entitled to voting rights on the target level, or 54,350 shares. Dividends on these target level of shares accrue during the performance period and are paid to the participants up to the target level upon vesting, but are subject to forfeiture if the underlying shares do not vest. The number of shares and share units that will ultimately vest is dependent upon the attainment of certain levels of earnings growth and portfolio development performance goals; further, under the terms of the award, the Compensation Committee of the Board of Directors has the discretion to reduce by up to 25% the number that vest if the Company’s total shareholder return (TSR) during the performance period ranks below the median relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles.
Performance-contingent restricted stock and performance-contingent restricted stock unit activity for the three months ended December 31, 2010 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2010	255,300	$34.07

Granted (maximum shares that can be earned)	81,525	$30.78
Vested	(72,750)	$29.32
Forfeited	(15,000)	$32.65

Nonvested at December 31, 2010	249,075	$34.46

During the three months ended December 31, 2010, the Company granted 29,250 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $35.93 per share. These shares were awarded on December 1, 2010 and vest December 1, 2013. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture.
Time-vested restricted stock and time-vested restricted stock unit activity for the three months ended December 31, 2010 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2010	121,850	$36.62

Granted	29,250	$35.93
Vested	(21,750)	$34.25
Forfeited	—	$—

Nonvested at December 31, 2010	129,350	$36.86

During the three months ended December 31, 2010, 94,500 shares of restricted stock (performance-contingent and time-vested), awarded on December 5, 2007, vested. The Company withheld 32,373 of the vested shares at a weighted average price of $35.90 per share pursuant to elections by employees to satisfy tax withholding obligations.

Stock Option Awards

Stock option activity for the three months ended December 31, 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2010	335,975	$30.75

Granted	—	$—
Exercised	(7,100)	$30.53
Forfeited	—	$—
Expired	—	$—

Outstanding at December 31, 2010	328,875	$30.76	4.1	$1,901

Fully Vested and Expected to Vest at December 31, 2010	328,875	$30.76	4.1	$1,901

Exercisable at December 31, 2010	328,875	$30.76	4.1	$1,901

The closing price of the Company’s common stock was $36.54 at December 31, 2010.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements for the three months ended December 31, 2010 and 2009 are presented below:

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Total equity compensation cost	$718	$868
Compensation cost capitalized	(154)	(138)
Compensation cost recognized in net income	564	730
Income tax benefit recognized in net income	(218)	(282)
Compensation cost recognized in net income, net of income tax	$346	$448

As of December 31, 2010, there was $5.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years.

4.	EARNINGS PER COMMON SHARE

	Three Months Ended
	December 31,
(Thousands, Except Per Share Amounts)	2010	2009

Basic EPS:
Net Income	$23,369	$22,886
Less: Income allocated to participating securities	201	228
Net Income Available to Common Shareholders	$23,168	$22,658

Weighted Average Shares Outstanding	22,041	21,957
Earnings Per Share of Common Stock	$1.05	$1.03

Diluted EPS:
Net Income	$23,369	$22,886
Less: Income allocated to participating securities	201	227
Net Income Available to Common Shareholders	$23,168	$22,659

Weighted Average Shares Outstanding	22,041	21,957
Dilutive Effect of Stock Options
and Restricted Stock	79	44
Weighted Average Diluted Shares	22,120	22,001

Earnings Per Share of Common Stock	$1.05	$1.03

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Antidilutive stock options	—	82
Performance-contingent restricted stock	193	148
Total	193	230

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

(Thousands)	Carrying Amount	Fair Value
As of December 31, 2010
Cash and cash equivalents	$25,087	$25,087
Marketable securities	13,652	13,652
Derivative instrument assets	15,415	15,415
Derivative instrument liabilities	35	35
Short-term debt	97,450	97,450
Long-term debt	364,313	393,705

As of September 30, 2010
Cash and cash equivalents	$86,919	$86,919
Marketable securities	12,856	12,856
Derivative instrument assets	12,761	12,761
Derivative instrument liabilities	14	14
Short-term debt	129,650	129,650
Long-term debt, including current portion	389,298	443,959

As of December 31, 2009
Cash and cash equivalents	$80,029	$80,029
Marketable securities	11,679	11,679
Derivative instrument assets	11,234	11,234
Derivative instrument liabilities	1,159	1,159
Short-term debt	145,150	145,150
Long-term debt, including current portion	389,254	409,216

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. The fair values of marketable securities, derivative instrument assets, and derivative instrument liabilities are valued as described in Note 6, Fair Value Measurements.

6.	FAIR VALUE MEASUREMENTS

The following table categorizes the assets and liabilities in the Consolidated Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2010
Assets
U. S. Stock/Bond Mutual Funds	$13,652	$—	$—	$—	$13,652
NYMEX natural gas contracts	3,506	—	—	11,201	14,707
NYMEX gasoline and heating
oil contracts	182	—	—	315	497
Natural gas commodity contracts	—	125	140	(54)	211
Total	$17,340	$125	$140	$11,462	$29,067

Liabilities
NYMEX natural gas contracts	$35,753	$—	$—	$(35,753)	$—
Natural gas commodity contracts	—	25	64	(54)	35
Total	$35,753	$25	$64	$(35,807)	$35

As of September 30, 2010
Assets
U. S. Stock/Bond Mutual Funds	$12,856	$—	$—	$—	$12,856
NYMEX natural gas contracts	5,087	—	—	7,214	12,301
NYMEX gasoline and heating
oil contracts	59	—	—	220	279
Natural gas commodity contracts	—	161	76	(56)	181
Total	$18,002	$161	$76	$7,378	$25,617

Liabilities
NYMEX natural gas contracts	$53,677	$—	$—	$(53,677)	$—
NYMEX gasoline & heating
oil contracts	37	—	—	(37)	—
Natural gas commodity contracts	—	17	53	(56)	14
Total	$53,714	$17	$53	$(53,770)	$14

As of December 31, 2009
Assets
U. S. Stock/Bond Mutual Funds	$11,679	$—	$—	$—	$11,679
NYMEX natural gas contracts	3,550	—	—	7,082	10,632
NYMEX gasoline and heating
oil contracts	289	—	—	98	387
Natural gas commodity contracts	—	292	327	(404)	215
Total	$15,518	$292	$327	$6,776	$22,913

Liabilities
NYMEX natural gas contracts	$51,563	$—	$—	$(51,563)	$—
Natural gas commodity contracts	—	1,027	536	(404)	1,159
Total	$51,563	$1,027	$536	$(51,967)	$1,159

The mutual funds included in Level 1 are valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). Derivative instruments included in Level 2 are valued using broker or dealer quotation services or by using observable market inputs. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. During the three months ended December 31, 2010 and December 31, 2009, there were no transfers between the levels of the fair value hierarchy. The Company’s policy is to recognize such transfers, if any, as for the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. The following is a reconciliation of the Level 3 beginning and ending net derivative balances:

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Beginning of period	$23	$(101)
Issuances and settlements - net	29	(139)
Net gains related to derivatives still held at end of period	24	31
End of period	$76	$(209)

The mutual funds are included in the Other investments line of the Consolidated Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Consolidated Balance Sheets when a legally enforceable netting agreement exists between the Company and the counterparty to a derivative contract. For additional information on derivative instruments, see Note 7, Derivative Instruments and Hedging Activities.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation and permits the Utility to hedge up to 70% of its normal volumes purchased for up to a 36-month period. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its Purchased Gas Adjustment (PGA) Clause, through which the MoPSC allows the Utility to recover gas supply costs, subject to prudence review. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. The Utility does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, “Regulated Operations,” and, as a result, have no direct impact on the Statements of Consolidated Income. The timing of the operation of the PGA Clause may cause interim variations in short-term cash flows, because the Utility is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA Clause.
From time to time, Laclede Gas purchases NYMEX futures contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At December 31, 2010, Laclede Gas held 0.5 million gallons of gasoline futures contracts at an average price of $2.19 per gallon and 0.1 million gallons of heating oil futures contracts (to hedge diesel fuel purchases) at an average price of $2.33 per gallon. Most of these futures contracts, the longest of which extends to October 2011, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, Laclede Energy Resources, Inc. (LER), enters into commitments associated with the purchase or sale of natural gas. Many of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At December 31, 2010, the fair values of 9.2 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 6.0 million MMBtu will settle during fiscal year 2011, while the remaining 3.2 million MMBtu will settle during fiscal year 2012. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX futures contracts to lock in margins. At December 31, 2010, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX natural gas futures contracts used to lock in margins are generally designated as cash flow hedges of forecasted transactions for financial reporting purposes.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at December 31, 2010, it is expected that approximately $8.7 million of pre-tax unrealized losses will be reclassified into the Statements of Consolidated Income during the next twelve months. The net amount of pre-tax losses recognized in earnings for the ineffective portion of cash flow hedges was $0.1 million and $1.9 million for the quarters ended December 31, 2010 and 2009, respectively. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.
The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. NYMEX-traded contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. Open NYMEX natural gas futures positions at December 31, 2010 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2011	—	$—	5.79	$4.45
Fiscal 2012	—	—	0.71	4.54

Open long futures positions
Fiscal 2011	7.19	$6.72	5.64	$5.89
Fiscal 2012	10.94	5.26	2.35	6.31
Fiscal 2013	—	—	0.08	5.35

At December 31, 2010, Laclede Gas also had 13.77 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

		Three Months Ended
	Location of Gain (Loss)	December 31,
(Thousands)	Recorded in Income	2010	2009

Derivatives in Cash Flow Hedging Relationships

Effective portion of gain recognized in OCI
on derivatives:
NYMEX natural gas contracts		$41	$3,577
NYMEX gasoline and heating oil contracts		173	166
Total		$214	$3,743

Effective portion of gain (loss) reclassified from
AOCI to income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$4,834	$4,525
	Non-Regulated Gas Marketing Operating Expenses	(1,793)	(536)
Sub-total		3,041	3,989

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	49	62
Total		$3,090	$4,051

Ineffective portion of gain (loss) on derivatives
recognized in income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$9	$525
	Non-Regulated Gas Marketing Operating Expenses	(125)	(2,349)
Sub-total		(116)	(1,824)

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	29	(56)
Total		$(87)	$(1,880)

Derivatives Not Designated as Hedging Instruments *

Gain (loss) recognized in income on derivatives:

Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$(442)	$3,994
	Non-Regulated Gas Marketing Operating Expenses	450	(3,514)
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	(36)	(554)
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	16	—
Total		$(12)	$(74)

*
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

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at December 31, 2010
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	$1,102		Derivative Instrument Assets	$11,088
	Other Deferred Charges	21		Other Deferred Charges	1,240
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	169		Derivative Instrument Assets	—
Sub-total		1,292			12,328

Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	2,289		Derivative Instrument Assets	23,180
	Other Deferred Charges	94		Other Deferred Charges	245
Natural gas commodity contracts	Derivative Instrument Assets	201		Derivative Instrument Assets	4
	Other Deferred Charges	14		Other Deferred Charges	—
	Other Current Liabilities	50		Other Current Liabilities	85
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	13		Derivative Instrument Assets	—
Sub-total		2,661			23,514
Total derivatives		$3,953			$35,842

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2010
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	$3,174		Derivative Instrument Assets	$9,705
	Other Deferred Charges	4		Other Deferred Charges	3,435
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	56		Derivative Instrument Assets	34
Sub-total		3,234			13,174

Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	1,401		Derivative Instrument Assets	37,457
	Other Deferred Charges	508		Other Deferred Charges	3,080
Natural gas commodity contracts	Derivative Instrument Assets	237		Derivative Instrument Assets	56
	Other Current Liabilities	—		Other Current Liabilities	14
	Derivative Instrument Assets	3		Derivative Instrument Assets	3
Sub-total		2,149			40,610
Total derivatives		$5,383			$53,784

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at December 31, 2009
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	$2,351		Derivative Instrument Assets	$3,355
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	289		Derivative Instrument Assets	—
Sub-total		2,640			3,355

Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	1,199		Derivative Instrument Assets	48,208
Natural gas commodity contracts	Derivative Instrument Assets	246		Derivative Instrument Assets	31
	Other Current Liabilities	373		Other Current Liabilities	1,532
Sub-total		1,818			49,771
Total derivatives		$4,458			$53,126

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Consolidated Balance Sheets. As such, the gross balances presented in the table above are not indicative of the Company’s net economic exposure. Refer to Note 6, Fair Value Measurements, for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

		Dec. 31,	Sept. 30,	Dec. 31,
	(Thousands)	2010	2010	2009

	Fair value of asset derivatives presented above	$3,953	$5,383	$4,458
	Fair value of cash margin receivables	47,269	61,148	58,743
	Netting of assets and liabilities with the same counterparty	(35,807)	(53,770)	(51,967)
	Total	$15,415	$12,761	$11,234

	Derivative Instrument Assets, per Consolidated Balance Sheets:
	Derivative instrument assets	$13,150	$10,285	$11,234
	Other deferred charges	2,265	2,476	—
	Total	15,415	12,761	11,234

	Fair value of liability derivatives presented above	$35,842	$53,784	$53,126
	Netting of assets and liabilities with the same counterparty	(35,807)	(53,770)	(51,967)
	Derivative instrument liabilities, per Consolidated Balance Sheet*	$35	$14	$1,159

*	Included in the Other line of the Current Liabilities section

8.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $22.4 million, or 36.7% of LER’s total accounts receivable at December 31, 2010. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $13.0 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $22.4 million of LER’s total accounts receivable, or 36.6% at December 31, 2010, while net receivable amounts from these customers, reflecting netting arrangements, were $18.9 million. LER also has concentrations of credit risk with certain individually significant counterparties. At December 31, 2010, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure), all of which are investment-grade rated companies, were $25.3 million, or 41.5% of LER’s total accounts receivable. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $20.8 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

9.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Interest income	$448	$535
Net investment gain	737	474
Other income	13	—
Other income deductions	647	578
Other Income and (Income Deductions) – Net	$1,845	$1,587

The increase in Other Income and (Income Deductions) – Net for the quarter ended December 31, 2010, compared with the quarter ended December 31, 2009, was primarily due to higher net investment gains.

10.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also includes Laclede Gas’ non-regulated propane transaction. Accounting policies are described in Note 1. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of ASC Topic 980. Those types of transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
Laclede Group’s non-regulated subsidiary, LER, and to a lesser extent, Laclede Gas account for certain transactions through fair value measurements. As a result, management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impact of net unrealized gains and losses on energy-related derivative contracts.

		Non-
	Regulated	Regulated
	Gas	Gas
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
December 31, 2010
Revenues from external
customers	$276,505	$157,701	$91	$—	$434,297
Intersegment revenues	938	8,707	260	—	9,905
Total Operating Revenues	277,443	166,408	351	—	444,202
Net Economic Earnings	21,434	1,946	8	—	23,388
Total assets	1,734,389	166,394	121,235	(177,791)	1,844,227

Three Months Ended
December 31, 2009
Revenues from external
customers	$281,111	$189,887	$10,452	$—	$481,450
Intersegment revenues	1,818	7,638	260	—	9,716
Total Operating Revenues	282,929	197,525	10,712	—	491,166
Net Economic Earnings	17,432	4,612	3,753	—	25,797
Total assets	1,662,121	174,852	113,172	(90,117)	1,860,028

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Total Net Economic Earnings above	$23,388	$25,797
Add: Unrealized loss on energy-related
derivative contracts, net of tax	(19)	(2,911)
Net Income	$23,369	$22,886

11.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2010 are estimated at approximately $842 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At December 31, 2010, the maximum guarantees under these leases are $1.3 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2010, the carrying value of the liability recognized for these guarantees was $0.3 million.
Laclede Group had guarantees totaling $107.6 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2010. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $3.0 million, bringing the total to $110.6 million in guarantees outstanding at January 28, 2011. No amounts have been recorded for these guarantees in the financial statements. As of December 31, 2010, management believes the probability is low that Laclede Group will be required to make payments under these guarantees.

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
One of the sites located in the City of St. Louis is currently owned by a development agency of the City, which, together with other City development agencies, has selected a developer to redevelop the site. In conjunction with this redevelopment effort, Laclede Gas and another former owner of the site entered into an agreement (Remediation Agreement) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the Missouri Department of Natural Resources. The Remediation Agreement also provides for a release of Laclede Gas and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverages, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Laclede Gas and the other former site owner, as full consideration under the Remediation Agreement, funded an escrow account that will be used to pay a small percentage of the cost of remediation of the site. The amount deposited into escrow by Laclede Gas, which is its only monetary obligation under the Remediation Agreement, is not material and did not have a material impact on the financial condition, results of operations, or cash flows of the Company.

To date, amounts required for remediation at these sites have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the MGP sites. While some of the insurers have denied coverage and reserved their rights, Laclede Gas continues to discuss potential reimbursements with them. In 2005, the Utility’s outside consultant completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from each of the Utility’s insurers of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor, and remediate these MGP sites from $5.8 million to $36.3 million based upon then currently available facts, technology, and laws and regulations. The actual costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay, the successful completion of remedation efforts required by the Remediation Agreement described above, and any insurance recoveries. Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable.
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
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations only, based on its review of gas costs for fiscal years 2008 and 2009. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.
In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted the Company’s corporate reorganization into a holding company structure. The Utility filed a counterclaim against the MoPSC Staff alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and the provisions under which the Company allocates costs among affiliated companies. However, on November 3, 2010, the MoPSC issued an Order dismissing the Utility’s counterclaim for failure to state a claim upon which relief may be granted. Also, on October 6, 2010, the MoPSC Staff filed a related complaint against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to dismiss, which were granted by the Commission on December 22, 2010. Laclede Gas also filed a motion to dismiss certain counts of the complaint, which is still pending before the Commission, as well as a counterclaim against the Staff. Laclede Gas believes that neither of the complaints has merit and intends to vigorously oppose both of them.
Laclede Group and its subsidiaries are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

•	the impact of changes and volatility in natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability, particularly those changes that impact supply for and access to our markets in which our subsidiaries transact business;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	regulatory assets
	•	franchise renewals
	•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards, including the effect of potential changes relative to adoption of or convergence with international accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
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

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 31 of this report for additional information on regulatory issues relative to the Utility.

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

In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Many of LER’s physical purchase and sale transactions are recognized in earnings when the natural gas is delivered. However, generally accepted accounting principles (GAAP) require that some of LER’s energy-related transactions be accounted for as derivatives, with the changes in their fair value (representing unrealized gains or losses) recorded in earnings in periods prior to physical delivery. Because related transactions of a purchase and sale strategy may be accounted for differently, there may be timing differences in the recognition of earnings under GAAP and economic earnings realized upon settlement. The Company reports both GAAP and net economic earnings, as discussed below.

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

EARNINGS

The Laclede Group reports net income and earnings per share determined in accordance with GAAP. Laclede Group’s non-regulated subsidiary, LER, and to a lesser extent, Laclede Gas account for certain transactions through fair value measurements. As a result, management also uses the non-GAAP measures of net economic earnings and net economic earnings per share when internally evaluating results of operations. Net economic earnings exclude from net income the after-tax impacts of net unrealized gains and losses on energy-related derivatives that are required by GAAP fair value accounting. This adjustment eliminates the impact of timing differences related to current changes in the fair value of financial and physical transactions prior to their completion and settlement. Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement provides a useful representation of the economic impact of only the actual settled transactions and their effects on results of operations. These internal non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income. While management uses these non-GAAP measures to evaluate both Laclede Gas and LER, the net effect of unrealized gains and losses on the Utility’s earnings is minimal because gains or losses on its natural gas derivative instruments are deferred pursuant to its PGA Clause, as authorized by the MoPSC. These unrealized gains and losses result primarily from two sources:

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

(Millions, except per share amounts)	Net Economic Earnings (Non-GAAP)	Add: Unrealized gain (loss) on energy-related derivative contracts*	Net Income (GAAP)

Quarter Ended December 31, 2010
Regulated Gas Distribution	$21.5	$—	$21.5
Non-Regulated Gas Marketing	1.9	—	1.9
Other	—	—	—
Total	$23.4	$—	$23.4
Per Share Amounts **	$1.05	$—	$1.05

Quarter Ended December 31, 2009
Regulated Gas Distribution	$17.4	$—	$17.4
Non-Regulated Gas Marketing	4.7	(2.9)	1.8
Other	3.7	—	3.7
Total	$25.8	$(2.9)	$22.9
Per Share Amounts **	$1.16	$(0.13)	$1.03

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of unrealized gain (loss) on energy-related derivative contracts. For the quarter ended December 31, 2009, the amount of income tax benefit included in the reconciling item above is $1.8 million.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $23.4 million for the quarter ended December 31, 2010, compared with $22.9 million for the quarter ended December 31, 2009. Basic and diluted earnings per share for the quarter ended December 31, 2010 were $1.05 compared with basic and diluted earnings per share of $1.03 for the quarter ended December 31, 2009. Earnings increased compared to last year primarily due to improved results reported by Laclede Group’s Regulated Gas Distribution segment, partially offset by decreased Other income. Net economic earnings were $23.4 million for the quarter ended December 31, 2010 compared with $25.8 million for the same quarter last year. Net economic earnings per share were $1.05 for the quarter ended December 31, 2010 compared with $1.16 for the quarter ended December 31, 2009.

Both Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings increased by $4.1 million for the quarter ended December 31, 2010, compared with the quarter ended December 31, 2009. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective September 1, 2010, totaling $7.6 million; and,
•	decreases in operation and maintenance expense totaling $2.6 million.

These factors were partially offset by:

•	lower Infrastructure System Replacement Surcharge (ISRS) revenues totaling $2.0 million; and,
•	lower system gas sales volumes and other variations totaling $1.3 million.

The Non-Regulated Gas Marketing segment reported GAAP earnings totaling $1.9 million, an increase of $0.1 million compared with the same quarter last year. Net economic earnings for the three months ended December 31, 2010 decreased $2.8 million from the three months ended December 31, 2009. The decreased net economic earnings were primarily due to LER’s decreased margins on sales of natural gas, and to a lesser extent, the effect of 8% lower sales volumes. The reduced sales margins and volumes were driven primarily by narrower regional price differentials that continue to prevail in the marketplace.

Both Other net income and Other net economic earnings decreased $3.7 million compared with the same quarter last year primarily due to the effect of a propane transaction in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. This non-regulated transaction resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory, and resulted in income, net of income taxes, totaling $3.7 million, contributing $0.16 to diluted earnings per share.

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

Regulated Gas Distribution Operating Revenues for the quarter ended December 31, 2010 were $277.4 million, or $5.5 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 0.1% warmer than the same quarter last year and 1.8% warmer than normal. Total system therms sold and transported were 285.9 million for the quarter ended December 31, 2010 compared with 288.0 million for the same period last year. Total off-system therms sold and transported were 53.7 million for the quarter ended December 31, 2010 compared with 28.5 million for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$(13.7)
Higher off-system sales volumes	11.8
General rate increase, effective September 1, 2010	7.6
Lower system sales volumes and other variations	(5.5)
Lower prices charged for off-system sales	(3.7)
Lower ISRS revenues	(2.0)
Total Variation	$(5.5)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the quarter ended December 31, 2010 decreased $11.5 million from the same quarter last year. Natural and propane gas expense decreased $8.6 million, or 4.7%, from last year’s level, primarily attributable to lower rates charged by our suppliers and decreased system volumes purchased for sendout, partially offset by higher off-system gas expense. Other operation and maintenance expenses decreased $2.6 million, or 6.0%, primarily due to a higher rate of overheads capitalized, a lower provision for uncollectible accounts, a gain on the disposal of assets, and reduced distribution charges, partially offset by increased group insurance charges. Taxes, other than income taxes, decreased $0.5 million, or 2.9%, primarily due to decreased gross receipts taxes (attributable to the decreased revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $31.1 million primarily due to lower per unit gas prices charged by LER and the effect of 8% lower sales volumes. The decrease in Non-Regulated Gas Marketing Operating Expenses, totaling $31.4 million, was primarily associated with lower prices charged by suppliers and decreased volumes purchased.

Other Operating Revenues and Operating Expenses

Other Operating Revenues decreased $10.4 million primarily due to the effect of a propane transaction in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. The decrease in Other Operating Expenses, totaling $4.2 million, was primarily due to expenses associated with this propane transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $0.3 million primarily due to higher net investment gains.

Interest Charges

The minor decrease in interest charges was primarily due to lower interest on long-term debt, primarily attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. This decrease was largely offset by an increase in interest on short-term debt. Average short-term interest rates were 0.4% for the quarter ended December 31, 2010 compared with 0.2% for the quarter ended December 31, 2009. Average short-term borrowings were $127.9 million for the quarter ended December 31, 2010 compared with $146.1 million for the quarter ended December 31, 2009.

REGULATORY AND OTHER MATTERS

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations only, based on its review of gas costs for fiscal years 2008 and 2009. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted the Company’s corporate reorganization into a holding company structure. The Utility filed a counterclaim against the MoPSC Staff alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and the provisions under which the Company allocates costs among affiliated companies. However, on November 3, 2010, the MoPSC issued an Order dismissing the Utility’s counterclaim for failure to state a claim upon which relief may be granted. Also, on October 6, 2010, the MoPSC Staff filed a related complaint against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to dismiss, which were granted by the Commission on December 22, 2010. Laclede Gas also filed a motion to dismiss certain counts of the complaint, which is still pending before the Commission, as well as a counterclaim against the Staff. Laclede Gas believes that neither of the complaints has merit and intends to vigorously oppose both of them.

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. As a result of the ensuing procedural schedule, the Cold Weather Rule portion of the filing became moot. On April 15, 2009, the Commission rejected the Utility’s tariffs on the grounds that it did not have the legal authority to approve them, of which Laclede Gas sought judicial review. On January 11, 2010, the Court found that the Commission did have the legal authority to approve such tariffs, which decision the Commission appealed to the Missouri Court of Appeals, Western District. On October 19, 2010, the Western District overruled the Cole County Circuit Court’s decision and affirmed the Commission’s April 15, 2009 Order. Laclede Gas filed with the Western District a motion for rehearing and an application to transfer the case to the Missouri Supreme Court. On December 7, 2010, the Western District denied the Utility’s requests for rehearing and for transfer to the Missouri Supreme Court. On December 22, 2010, the Utility filed an application at the Missouri Supreme Court for transfer of the case to that Court.

On October 29, 2010, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.6 million annually, $2.5 million of which the MoPSC approved effective January 7, 2011.

On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. The Company believes that the allegations lack merit and is vigorously defending its position. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies used in the preparation of our Consolidated Financial Statements are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and include the following:

•	Accounts receivable and allowance for doubtful accounts
•	Employee benefits and postretirement obligations
•	Regulated operations
•	Non-regulated gas marketing energy contracts

There were no significant changes to these critical accounting policies during the three months ended December 31, 2010. For discussion of other significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2010.

ACCOUNTING PRONOUNCEMENTS

The Company continues to monitor the developments of the Financial Accounting Standards Board (FASB) relative to possible changes in accounting standards. Currently, the FASB is considering various changes to U. S. GAAP, some of which may be significant, as part of a joint effort with the International Accounting Standards Board to converge accounting standards. Future developments, depending on the outcome, have the potential to impact the Company’s financial condition and results of operations.

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

Net cash provided by operating activities was $5.8 million for the three months ended December 31, 2010. There was essentially no net cash used in operating activities for the three months ended December 31, 2009. The variation is primarily attributable to reduced cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and improved cash flows at LER, partially offset by variations associated with the timing of collections of gas cost under the Utility’s PGA Clause.

Net cash used in investing activities for the three months ended December 31, 2010 was $14.6 million compared with $12.2 million for the three months ended December 31, 2009. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash used in financing activities was $53.0 million for the three months ended December 31, 2010 compared with net cash provided by financing activities of $17.6 million for the three months ended December 31, 2009. The variation primarily reflects increased repayments of short-term debt and the maturity of long-term debt this quarter.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Investments

Laclede Group had short-term investments totaling $15.5 million at December 31, 2010, earning an average interest rate of 0.2%. These investments, which are presented in the Cash and cash equivalents line of the Consolidated Balance Sheets, were diversified among several money market funds and interest-bearing deposits at highly-rated commercial banks. The money market funds are accessible by the Company on demand. The bank deposits are also generally available on demand, though the banks reserve the right to require seven days’ notice for a withdrawal. These funds are used to support the working capital needs of the Company’s subsidiaries. The balance of short-term investments ranged between $15.5 million and $85.8 million during the three months ended December 31, 2010. Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas' short-term funding through intercompany lending during the three months ended December 31, 2010.

Short-term Debt

As indicated in the discussion of cash flows above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On December 31, 2010, total debt was 56% of total capitalization. For the twelve months ended December 31, 2010, EBITDA was 4.57 times interest expense.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit which expire in September 2011, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 46% on December 31, 2010. These lines have been used to provide for seasonal funding needs of various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the three months ended December 31, 2010, other than minimal one-day draws under each line for administrative purposes.

Information about Laclede Group’s consolidated short-term borrowings (excluding intercompany borrowings) during the three months ended December 31, 2010 and as of December 31, 2010, is presented below:

Laclede Gas Commercial Paper Borrowings

Three Months Ended December 31, 2010
Weighted average borrowings outstanding	$127.8 million
Weighted average interest rate	0.4%
Range of borrowings outstanding	$94.1 – $172.1 million

As of December 31, 2010
Borrowings outstanding at end of period	$97.5 million
Weighted average interest rate	0.4%

Based on average short-term borrowings for the three months ended December 31, 2010, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $1.3 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt, Equity, and Shelf Registrations

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the three months ended December 31, 2010, pursuant to this authority, the Utility sold 10 shares of its common stock to Laclede Group for $0.4 million. For more information on these sales of stock, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. As of January 28, 2011, $517.0 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At December 31, 2010, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 400,000 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. At December 31, 2010, there were 316,978 shares remaining available for issuance under this Form S-3. Also, Laclede Group previously filed an automatic shelf registration statement on Form S-3 for the issuance of equity and debt securities, as well as a post-effective amendment in February 2010. No securities have been issued under that S-3. To address a technical correction related to the latter filing, the Company anticipates filing a new S-3 immediately after the filing of this quarterly report on Form 10-Q.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At December 31, 2010, the maximum guarantees under these leases were $1.3 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2010, the carrying value of the liability recognized for these guarantees was $0.3 million.

Laclede Group had guarantees totaling $107.6 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2010. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $3.0 million, bringing the total to $110.6 million in guarantees outstanding at January 28, 2011. No amounts have been recorded for these guarantees in the financial statements.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. These ratings, which are indicated below, were unchanged over the past quarter, but remain subject to review and change by the rating agencies.

Type of Facility	S&P	Moody’s	Fitch
Laclede Group Issuer Rating	A		A-
Laclede Gas First Mortgage Bonds	A	A2	A+
Laclede Gas Commercial Paper	A-1	P-2	F1

Utility capital expenditures were $15.5 million for the three months ended December 31, 2010, compared with $11.1 million for the same period last year. Non-utility capital expenditures were $0.1 million for both the three months ended December 31, 2010 and 2009.

Consolidated capitalization at December 31, 2010 consisted of 60.0% Laclede Group common stock equity and 40.0% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at December 31, 2010 and at September 30, 2010, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance customer billings. The Consolidated Balance Sheet at December 31, 2009 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of December 31, 2010, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	2016 and thereafter
Principal Payments on Long-Term Debt	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt	475.0	13.9	45.1	42.7	373.3
Capital Leases (a)	0.3	0.1	0.1	0.1	—
Operating Leases (a)	14.9	3.9	7.5	3.5	—
Purchase Obligations – Natural Gas (b)	841.7	397.8	402.7	26.8	14.4
Purchase Obligations – Other (c)	96.6	17.7	23.9	17.8	37.2
Total (d)	$1,793.5	$433.4	$504.3	$90.9	$764.9

(a)
Lease obligations are primarily for office space, office equipment, vehicles, and power operated equipment in the Regulated Gas Distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Regulated Gas Distribution and Non-Regulated Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2010 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $6.4 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. At this writing, the Company expects to make contributions to its qualified, trusteed pension plans of at least $10.3 million during the remainder of fiscal year 2011. Laclede Gas anticipates a $1.8 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2011. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $11.1 million to the qualified trusts and $0.3 million directly to participants from Laclede Gas’ funds during the remainder of fiscal year 2011. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Commodity Price Risk

Laclede Gas’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of its PGA Clause. The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. The Utility is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. The Utility is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Laclede Gas also has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA Clause. For more information about the Utility’s natural gas derivative instruments, see Note 7, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. Pursuant to this risk management policy, LER manages the price risk associated with its fixed-price commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures and swap contracts traded on or cleared through the NYMEX to lock in margins. At December 31, 2010 and 2009, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.

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

(Thousands)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin

Net balance of derivative (liabilities) assets at September 30, 2010	$(9,962)	$11,568	$1,606
Changes in fair value	(111)	—	(111)
Settlements	(1,132)	—	(1,132)
Changes in cash margin	—	2,325	2,325
Net balance of derivative (liabilities) assets at December 31, 2010	$(11,205)	$13,893	$2,688

	At December 31, 2010
	Maturity by Fiscal Year
(Thousands)	Total	2011	2012	2013
Fair values of exchange-traded/cleared natural gas derivatives - net	$(11,205)	$(7,787)	$(3,406)	$(12)

MMBtu – net long (short) futures/swap positions	1,560	(150)	1,635	75

Many of LER’s physical natural gas derivative contracts are designated as normal purchases or normal sales, as permitted by GAAP. This election permits the Company to account for the contract in the period the natural gas is delivered. However, certain contracts do not qualify for this election under GAAP and are required to be accounted for as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal year 2012:

(Thousands)

Net balance of derivative assets at September 30, 2010	$168
Changes in fair value	7
Settlements	1
Net balance of derivative assets at December 31, 2010	$176

For further details related to LER’s derivatives and hedging activities, see Note 7, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

Counterparty Credit Risk

LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER also has concentrations of credit risk with certain individually significant counterparties. To the extent possible, LER enters into netting arrangements with its counterparties to mitigate exposure to credit risk. Although not recorded on the consolidated balance sheets, LER is also exposed to credit risk associated with its derivative contracts designated as normal purchases and normal sales. LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these concentrations of credit risk, including how LER manages these risks, see Note 8, Concentrations of Credit Risk, of the Notes to Consolidated Financial Statements.

Interest Rate Risk

The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the three months ended December 31, 2010, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $1.3 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At December 31, 2010, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2010. For changes during the three months ended December 31, 2010, see Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 36 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2010. For changes during the three months ended December 31, 2010, see Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 31 of this report.

Laclede Group and its subsidiaries are involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2010, the Board of Directors of Laclede Gas approved the sale of 10 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.4 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

During the quarter ended December 31, 2010, the only repurchases of our common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based restricted stock. The following table provides information on those repurchases.

Period	Total No. of Shares Purchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans	Maximum No. of Shares that May Yet be Purchased Under the Plans
October 1, 2010 – October 31, 2010	—	—	—	—
November 1, 2010 – November 30, 2010	—	—	—	—
December 1, 2010 – December 31, 2010	32,373	$35.90	—	—
Total	32,373	—	—	—

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	January 28, 2011	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.