Form 10-Q
period 2011-03-31
LACLEDE GROUP INC
filed 2011-04-29
CIK 1126956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-16681

THE LACLEDE GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	74-2976504 (I.R.S. Employer Identification number)
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

As of April 28, 2011, there were 22,408,718 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

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

Item 1. Financial Statements

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
 (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2011	2010	2011	2010

Operating Revenues:
Regulated Gas Distribution	$388,375	$373,520	$665,818	$656,449
Non-Regulated Gas Marketing	155,111	261,473	321,519	458,998
Other	292	332	643	11,044
Total Operating Revenues	543,778	635,325	987,980	1,126,491
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	260,706	250,238	434,071	432,238
Other operation expenses	39,500	37,779	74,362	75,242
Maintenance	6,441	7,219	12,581	13,393
Depreciation and amortization	9,739	9,385	19,377	18,748
Taxes, other than income taxes	24,686	26,050	40,434	42,274
Total Regulated Gas Distribution Operating Expenses	341,072	330,671	580,825	581,895
Non-Regulated Gas Marketing	152,302	254,161	315,655	448,891
Other	461	223	806	4,771
Total Operating Expenses	493,835	585,055	897,286	1,035,557
Operating Income	49,943	50,270	90,694	90,934
Other Income and (Income Deductions) – Net	467	318	2,312	1,905
Interest Charges:
Interest on long-term debt	5,740	6,145	11,682	12,291
Other interest charges	549	526	1,293	1,089
Total Interest Charges	6,289	6,671	12,975	13,380
Income Before Income Taxes	44,121	43,917	80,031	79,459
Income Tax Expense	16,228	15,897	28,769	28,553
Net Income	$27,893	$28,020	$51,262	$50,906

Average Number of Common Shares Outstanding:
Basic	22,100	21,980	22,070	21,968
Diluted	22,172	22,027	22,145	22,014

Basic Earnings Per Share of Common Stock	$1.25	$1.26	$2.30	$2.29

Diluted Earnings Per Share of Common Stock	$1.25	$1.26	$2.30	$2.29

Dividends Declared Per Share of Common Stock	$0.405	$0.395	$0.810	$0.790

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Net Income	$27,893	$28,020	$51,262	$50,906
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	960	3,733	1,174	7,476
Reclassification adjustment for gains included in net income	(147)	(1,565)	(3,237)	(5,616)
Net unrealized gains (losses) on cash flow hedging
derivative instruments	813	2,168	(2,063)	1,860
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	106	99	213	197
Other Comprehensive Income (Loss), Before Tax	919	2,267	(1,850)	2,057
Income Tax Expense (Benefit) Related to Items of Other
Comprehensive Income (Loss)	355	877	(715)	796
Other Comprehensive Income (Loss), Net of Tax	564	1,390	(1,135)	1,261
Comprehensive Income	$28,457	$29,410	$50,127	$52,167

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands)	2011	2010	2010

ASSETS
Utility Plant	$1,351,293	$1,326,284	$1,301,013
Less: Accumulated depreciation and amortization	453,271	442,200	435,205
Net Utility Plant	898,022	884,084	865,808

Non-utility property	4,418	4,551	4,072
Other investments	53,485	50,226	49,193
Other Property and Investments	57,903	54,777	53,265

Current Assets:
Cash and cash equivalents	22,982	86,919	83,765
Accounts receivable:
Utility	146,821	70,053	130,460
Non-utility	43,079	56,160	78,857
Other	7,505	11,671	6,466
Allowance for doubtful accounts	(11,095)	(10,295)	(12,782)
Delayed customer billings	32,398	—	38,955
Inventories:
Natural gas stored underground at LIFO cost	40,225	113,576	43,757
Propane gas at FIFO cost	16,927	15,625	15,625
Materials, supplies, and merchandise at average cost	4,402	3,867	4,338
Natural gas receivable	18,183	22,963	25,672
Derivative instrument assets	10,491	10,285	14,600
Unamortized purchased gas adjustments	6,470	23,718	—
Deferred income taxes	7,310	—	626
Prepayments and other	5,437	9,653	7,836
Total Current Assets	351,135	414,195	438,175

Deferred Charges:
Regulatory assets	420,733	479,462	467,078
Other	6,624	7,678	6,579
Total Deferred Charges	427,357	487,140	473,657
Total Assets	$1,734,417	$1,840,196	$1,830,905

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands, except share amounts)	2011	2010	2010

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,400,309, 22,292,804, and 22,271,064 shares issued, respectively)	$22,400	$22,293	$22,271
Paid-in capital	160,152	158,698	156,018
Retained earnings	394,887	361,723	376,142
Accumulated other comprehensive loss	(8,272)	(7,137)	(905)
Total Common Stock Equity	569,167	535,577	553,526
Long-term debt (less current portion) – Laclede Gas	364,327	364,298	364,269
Total Capitalization	933,494	899,875	917,795

Current Liabilities:
Notes payable	—	129,650	114,950
Accounts payable	96,808	95,595	122,844
Advance customer billings	—	16,809	—
Current portion of long-term debt	—	25,000	25,000
Wages and compensation accrued	13,504	13,410	12,893
Dividends payable	9,244	8,942	8,962
Customer deposits	10,719	11,244	11,663
Interest accrued	9,023	9,639	9,865
Taxes accrued	36,509	10,501	42,830
Unamortized purchased gas adjustments	—	—	1,148
Deferred income taxes	—	155	—
Other	13,307	12,979	12,839
Total Current Liabilities	189,114	333,924	362,994

Deferred Credits and Other Liabilities:
Deferred income taxes	293,466	292,391	248,968
Unamortized investment tax credits	3,432	3,538	3,646
Pension and postretirement benefit costs	208,727	207,607	201,643
Asset retirement obligations	26,610	25,837	26,266
Regulatory liabilities	49,077	47,365	45,088
Other	30,497	29,659	24,505
Total Deferred Credits and Other Liabilities	611,809	606,397	550,116
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$1,734,417	$1,840,196	$1,830,905

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
(Thousands)	2011	2010

Operating Activities:
Net Income	$51,262	$50,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	19,635	18,891
Deferred income taxes and investment tax credits	(9,012)	(15,953)
Other – net	71	1,375
Changes in assets and liabilities:
Accounts receivable – net	(58,721)	(83,006)
Unamortized purchased gas adjustments	17,248	(1,982)
Deferred purchased gas costs	60,725	25,323
Accounts payable	2,658	50,986
Delayed customer billings – net	(49,207)	(60,095)
Taxes accrued	25,997	26,752
Natural gas stored underground	73,351	49,556
Other assets and liabilities	5,987	7,096
Net cash provided by operating activities	139,994	69,849

Investing Activities:
Capital expenditures	(29,746)	(24,850)
Other investments	(1,514)	(3,560)
Net cash used in investing activities	(31,260)	(28,410)

Financing Activities:
Maturity of first mortgage bonds	(25,000)	—
Repayment of short-term debt – net	(129,650)	(14,850)
Changes in book overdrafts	(291)	(207)
Issuance of common stock	1,427	1,041
Non-employee directors’ restricted stock awards	(494)	(406)
Dividends paid	(17,782)	(17,297)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(1,162)	(576)
Excess tax benefits from stock-based compensation	265	66
Other	16	(36)
Net cash used in financing activities	(172,671)	(32,265)

Net (Decrease) Increase in Cash and Cash Equivalents	(63,937)	9,174
Cash and Cash Equivalents at Beginning of Period	86,919	74,591
Cash and Cash Equivalents at End of Period	$22,982	$83,765

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$13,241	$13,305
Income taxes	5,651	13,772

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
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at March 31, 2011 and 2010, for the Utility, were $29.0 million and $22.6 million, respectively. The amount of accrued unbilled revenue at September 30, 2010 was $11.3 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended March 31, 2011 and 2010 were $20.3 million and $21.5 million, respectively. Amounts recorded in Regulated Gas Distribution Operating Revenues for the six months ended March 31, 2011 and 2010 were $31.6 million and $33.5 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.

2.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Laclede Gas has non-contributory, defined benefit, trusteed forms of pension plans covering substantially all employees. Plan assets consist primarily of corporate and U.S. government obligations and equity market exposure achieved through derivative investments.
Similar to modifications made to Laclede Gas’ primary plan in 2009, effective January 1, 2010, the Utility modified the calculation of future benefits under its Missouri Natural Gas division plan from a career average formula to a cash balance formula, which accrues benefits based on a percentage of compensation, provides interest credits on the balance, and provides certain transition credits. Benefits attributable to plan participation prior to January 1, 2010, will be based on career average compensation earned as a participant prior to January 1, 2010.
Pension costs for all of Laclede Gas' defined-benefit pension plans for the quarters ended March 31, 2011 and 2010 were $4.2 million and $1.6 million, respectively, including amounts charged to construction. Pension costs for the six months ended March 31, 2011 and 2010 were $5.8 million and $3.2 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Service cost – benefits earned during the period	$2,388	$2,189	$4,776	$4,463
Interest cost on projected benefit obligation	4,705	4,924	9,410	9,881
Expected return on plan assets	(4,712)	(5,075)	(9,424)	(10,107)
Amortization of prior service cost	160	172	320	411
Amortization of actuarial loss	2,557	2,025	5,114	4,059
Sub-total	5,098	4,235	10,196	8,707
Regulatory adjustment	(862)	(2,657)	(4,395)	(5,550)
Net pension cost	$4,236	$1,578	$5,801	$3,157

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the six months ended March 31, 2011 and March 31, 2010.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an allowance of $4.8 million annually effective August 1, 2007 and $15.5 million annually effective January 1, 2011. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2011 contributions to the pension plans through March 31, 2011 were $4.9 million to the qualified trusts and approximately $1.1 million to the non-qualified plans. Contributions to the pension plans for the remaining six months of fiscal year 2011 are anticipated to be at least $11.9 million to the qualified trusts and $1.6 million to the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for the quarters ended March 31, 2011 and 2010 were $2.4 million and $1.9 million, respectively, including amounts charged to construction. Postretirement benefit costs for the six months ended March 31, 2011 and 2010 were $4.3 million and $3.8 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Service cost – benefits earned during the period	$1,919	$1,611	$3,838	$3,221
Interest cost on accumulated
postretirement benefit obligation	1,211	1,129	2,422	2,258
Expected return on plan assets	(912)	(758)	(1,823)	(1,516)
Amortization of transition obligation	34	34	68	68
Amortization of prior service credit	(582)	(582)	(1,164)	(1,164)
Amortization of actuarial loss	1,111	995	2,221	1,990
Sub-total	2,781	2,429	5,562	4,857
Regulatory adjustment	(400)	(518)	(1,271)	(1,036)
Net postretirement benefit cost	$2,381	$1,911	$4,291	$3,821

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
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The Commission ordered that the recovery in rates be based on an annual allowance of $7.6 million effective August 1, 2007 and $9.5 million effective January 1, 2011. The difference between these amounts and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2011 contributions to the postretirement plans through March 31, 2011 were $2.8 million to the qualified trusts and approximately $0.1 million paid directly to participants from Laclede Gas funds. Contributions to the postretirement plans for the remaining six months of fiscal year 2011 are anticipated to be $8.3 million to the qualified trusts and $0.2 million paid directly to participants from Laclede Gas funds.

3.	STOCK-BASED COMPENSATION

Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan and the Restricted Stock Plan for Non-Employee Directors. Refer to Note 4 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2010 for descriptions of these plans.

Restricted Stock Awards

During the six months ended March 31, 2011, the Company granted 81,525 performance-contingent restricted shares and share units to executive officers and key employees at a weighted average grant date fair value of $30.78 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The shares and share units have a performance period ending September 30, 2013, during which participants are entitled to voting rights on the target level, or 54,350 shares. Dividends on these target level of shares accrue during the performance period and are paid to the participants up to the target level upon vesting, but are subject to forfeiture if the underlying shares do not vest. The number of shares and share units that will ultimately vest is dependent upon the attainment of certain levels of earnings growth and portfolio development performance goals; further, under the terms of the award, the Compensation Committee of the Board of Directors has the discretion to reduce by up to 25% the number that vest if the Company’s total shareholder return (TSR) during the performance period ranks below the median relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles.
Performance-contingent restricted stock and performance-contingent restricted stock unit activity for the six months ended March 31, 2011 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2010	255,300	$34.07

Granted (maximum shares that can be earned)	81,525	$30.78
Vested	(72,750)	$29.32
Forfeited	(15,000)	$32.65

Nonvested at March 31, 2011	249,075	$34.46

During the six months ended March 31, 2011, the Company granted 29,250 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $35.93 per share. These shares were awarded on December 1, 2010 and vest December 1, 2013. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture.
During the six months ended March 31, 2011, the Company granted 12,500 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $39.48 per share. These shares vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.

Time-vested restricted stock and time-vested restricted stock unit activity for the six months ended March 31, 2011 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2010	121,850	$36.62

Granted	41,750	$36.99
Vested	(26,250)	$35.15
Forfeited	(1,000)	$35.47

Nonvested at March 31, 2011	136,350	$37.03

During the six months ended March 31, 2011, 94,500 shares of restricted stock (performance-contingent and time-vested), awarded on December 5, 2007, vested. The Company withheld 32,373 of the vested shares at a weighted average price of $35.90 per share pursuant to elections by employees to satisfy tax withholding obligations.

Stock Option Awards

Stock option activity for the six months ended March 31, 2011 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2010	335,975	$30.75

Granted	—	$—
Exercised	(22,975)	$30.88
Forfeited	—	$—
Expired	—	$—

Outstanding at March 31, 2011	313,000	$30.74	3.8	$2,302

Fully Vested and Expected to Vest at March 31, 2011	313,000	$30.74	3.8	$2,302

Exercisable at March 31, 2011	313,000	$30.74	3.8	$2,302

The closing price of the Company’s common stock was $38.10 at March 31, 2011.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Total equity compensation cost	$822	$1,041	$1,540	$1,909
Compensation cost capitalized	(177)	(219)	(331)	(357)
Compensation cost recognized in net income	645	822	1,209	1,552
Income tax benefit recognized in net income	(248)	(316)	(466)	(598)
Compensation cost recognized in net income,
net of income tax	$397	$506	$743	$954

As of March 31, 2011, there was $5.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years.

4.	EARNINGS PER COMMON SHARE

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2011	2010	2011	2010

Basic EPS:
Net Income	$27,893	$28,020	$51,262	$50,906
Less: Income allocated to participating securities	226	280	430	508
Net Income Available to Common Shareholders	$27,667	$27,740	$50,832	$50,398

Weighted Average Shares Outstanding	22,100	21,980	22,070	21,968
Earnings Per Share of Common Stock	$1.25	$1.26	$2.30	$2.29

Diluted EPS:
Net Income	$27,893	$28,020	$51,262	$50,906
Less: Income allocated to participating securities	226	279	429	508
Net Income Available to Common Shareholders	$27,667	$27,741	$50,833	$50,398

Weighted Average Shares Outstanding	22,100	21,980	22,070	21,968
Dilutive Effect of Stock Options
and Restricted Stock	72	47	75	46
Weighted Average Diluted Shares	22,172	22,027	22,145	22,014

Earnings Per Share of Common Stock	$1.25	$1.26	$2.30	$2.29

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Antidilutive stock options	—	77	—	77
Performance-contingent restricted stock	193	145	193	145
Total	193	222	193	222

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

(Thousands)	Carrying Amount	Fair Value
As of March 31, 2011
Cash and cash equivalents	$22,982	$22,982
Marketable securities	17,022	17,022
Derivative instrument assets	11,301	11,301
Derivative instrument liabilities	195	195
Long-term debt	364,327	391,877

As of September 30, 2010
Cash and cash equivalents	$86,919	$86,919
Marketable securities	12,856	12,856
Derivative instrument assets	12,761	12,761
Derivative instrument liabilities	14	14
Short-term debt	129,650	129,650
Long-term debt, including current portion	389,298	443,959

As of March 31, 2010
Cash and cash equivalents	$83,765	$83,765
Marketable securities	12,083	12,083
Derivative instrument assets	14,600	14,600
Derivative instrument liabilities	436	436
Short-term debt	114,950	114,950
Long-term debt, including current portion	389,269	408,429

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2011
Assets
U. S. Stock/Bond Mutual Funds	$17,022	$—	$—	$—	$17,022
NYMEX natural gas contracts	5,718	—	—	4,416	10,134
NYMEX gasoline and heating
oil contracts	369	—	—	(38)	331
Natural gas commodity contracts	—	930	57	(151)	836
Total	$23,109	$930	$57	$4,227	$28,323

Liabilities
NYMEX natural gas contracts	$27,841	$—	$—	$(27,841)	$—
Natural gas commodity contracts	—	313	33	(151)	195
Total	$27,841	$313	$33	$(27,992)	$195

As of September 30, 2010
Assets
U. S. Stock/Bond Mutual Funds	$12,856	$—	$—	$—	$12,856
NYMEX natural gas contracts	5,087	—	—	7,214	12,301
NYMEX gasoline and heating
oil contracts	59	—	—	220	279
Natural gas commodity contracts	—	161	76	(56)	181
Total	$18,002	$161	$76	$7,378	$25,617

Liabilities
NYMEX natural gas contracts	$53,677	$—	$—	$(53,677)	$—
NYMEX gasoline & heating
oil contracts	37	—	—	(37)	—
Natural gas commodity contracts	—	17	53	(56)	14
Total	$53,714	$17	$53	$(53,770)	$14

As of March 31, 2010
Assets
U. S. Stock/Bond Mutual Funds	$12,083	$—	$—	$—	$12,083
NYMEX natural gas contracts	10,953	—	—	3,303	14,256
NYMEX gasoline and heating
oil contracts	233	—	—	(6)	227
Natural gas commodity contracts	—	303	40	(226)	117
Total	$23,269	$303	$40	$3,071	$26,683

Liabilities
NYMEX natural gas contracts	$79,677	$—	$—	$(79,677)	$—
Natural gas commodity contracts	—	607	55	(226)	436
Total	$79,677	$607	$55	$(79,903)	$436

The mutual funds included in Level 1 are valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). Derivative instruments included in Level 2 are valued using broker or dealer quotation services or by using observable market inputs. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. During the quarter and six months ended March 31, 2011 and March 31, 2010, there were no transfers between the levels of the fair value hierarchy. The Company’s policy is to recognize such transfers, if any, as for the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. The following is a reconciliation of the Level 3 beginning and ending net derivative balances:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Beginning of period	$76	$(209)	$23	$(101)
Issuances and settlement - net	(81)	176	(52)	37
Net losses related to derivatives not held at end of period	(5)	—	(16)	—
Net gains related to derivatives still held at end of period	34	18	69	49
End of period	$24	$(15)	$24	$(15)

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
From time to time, Laclede Gas purchases NYMEX futures contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At March 31, 2011, Laclede Gas held 0.5 million gallons of gasoline futures contracts at an average price of $2.38 per gallon and 0.1 million gallons of heating oil futures contracts (to hedge diesel fuel purchases) at an average price of $2.44 per gallon. Most of these futures contracts, the longest of which extends to February 2012, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, Laclede Energy Resources, Inc. (LER), enters into commitments associated with the purchase or sale of natural gas. Many of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At March 31, 2011, the fair values of 23.9 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 18.5 million MMBtu will settle during fiscal year 2011, while the remaining 5.4 million MMBtu will settle during fiscal year 2012. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX futures contracts to lock in margins. At March 31, 2011, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX natural gas futures contracts used to lock in margins are generally designated as cash flow hedges of forecasted transactions for financial reporting purposes.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at March 31, 2011, it is expected that approximately $8.9 million of pre-tax unrealized losses will be reclassified into the Statements of Consolidated Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.
The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. NYMEX-traded contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. Open NYMEX natural gas futures positions at March 31, 2011 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2011	—	$—	3.54	$4.56
Fiscal 2012	—	—	2.53	4.45

Open long futures positions
Fiscal 2011	3.76	$7.40	4.00	$6.12
Fiscal 2012	13.07	5.17	2.53	6.18
Fiscal 2013	0.47	4.80	0.08	5.35

At March 31, 2011, Laclede Gas also had 18.96 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	March 31,		March 31,
(Thousands)	Recorded in Income	2011	2010	2011	2010

Derivatives in Cash Flow Hedging Relationships

Effective portion of gain recognized in OCI on derivatives:
NYMEX natural gas contracts		$693	$3,673	$734	$7,250
NYMEX gasoline and heating oil contracts		267	60	440	226
Total		$960	$3,733	$1,174	$7,476

Effective portion of gain (loss) reclassified from AOCI to income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$757	$1,726	$5,591	$6,251
	Non-Regulated Gas Marketing
	Operating Expenses	(682)	(235)	(2,475)	(771)
Sub-total		75	1,491	3,116	5,480

NYMEX gasoline and heating oil contracts	Regulated Gas Distribution Other Operation Expenses	72	74	121	136
Total		$147	$1,565	$3,237	$5,616

Ineffective portion of gain (loss) on derivatives recognized in income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$551	$864	$560	$1,389
	Non-Regulated Gas Marketing
	Operating Expenses	(498)	105	(623)	(2,244)
Sub-total		53	969	(63)	(855)

NYMEX gasoline and heating oil contracts	Regulated Gas Distribution Other
	Operation Expenses	19	(23)	48	(79)
Total		$72	$946	$(15)	$(934)

Derivatives Not Designated as Hedging Instruments *

Gain (loss) recognized in income on derivatives:

Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$143	$121	$(299)	$4,115
	Non-Regulated Gas Marketing Operating Expenses	746	(194)	1,196	(3,708)
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	(42)	42	(78)	42
	Non-Regulated Gas Marketing Operating Expenses	—	2	—	(552)
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	47	2	63	2
Total		$894	$(27)	$882	$(101)

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at March 31, 2011
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	$688		Derivative Instrument Assets	$10,926
	Other Deferred Charges	11		Other Deferred Charges	61
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	341		Derivative Instrument Assets	—
Sub-total		1,040			10,987

Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	4,353		Derivative Instrument Assets	16,854
	Other Deferred Charges	666		Other Deferred Charges	—
Natural gas commodity contracts	Derivative Instrument Assets	957		Derivative Instrument Assets	121
	Other Current Liabilities	30		Other Current Liabilities	225
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	28		Derivative Instrument Assets	—
Sub-total		6,034			17,200
Total derivatives		$7,074			$28,187

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2010
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	$3,174		Derivative Instrument Assets	$9,705
	Other Deferred Charges	4		Other Deferred Charges	3,435
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	56		Derivative Instrument Assets	34
Sub-total		3,234			13,174

Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	1,401		Derivative Instrument Assets	37,457
	Other Deferred Charges	508		Other Deferred Charges	3,080
Natural gas commodity contracts	Derivative Instrument Assets	237		Derivative Instrument Assets	56
	Other Current Liabilities	—		Other Current Liabilities	14
	Derivative Instrument Assets	3		Derivative Instrument Assets	3
Sub-total		2,149			40,610
Total derivatives		$5,383			$53,784

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at March 31, 2010
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	$8,068		Derivative Instrument Assets	$9,508
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	231		Derivative Instrument Assets	—
Sub-total		8,299			9,508

Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	2,885		Derivative Instrument Assets	70,170
Natural gas commodity contracts	Derivative Instrument Assets	268		Derivative Instrument Assets	151
	Other Current Liabilities	75		Other Current Liabilities	511
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	2		Derivative Instrument Assets	—
Sub-total		3,230			70,832
Total derivatives		$11,529			$80,340

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

		March 31,	Sept. 30,	March 31,
	(Thousands)	2011	2010	2010

	Fair value of asset derivatives presented above	$7,074	$5,383	$11,529
	Fair value of cash margin receivables	32,258	61,148	82,981
	Netting of assets and liabilities with the same counterparty	(28,031)	(53,770)	(79,910)
	Total	$11,301	$12,761	$14,600

	Derivative Instrument Assets, per Consolidated Balance Sheets:
	Derivative instrument assets	$10,491	$10,285	$14,600
	Other deferred charges	810	2,476	—
	Total	$11,301	$12,761	$14,600

	Fair value of liability derivatives presented above	$28,187	$53,784	$80,340
	Fair value of cash margin payables	39	—	6
	Netting of assets and liabilities with the same counterparty	(28,031)	(53,770)	(79,910)
	Derivative instrument liabilities, per Consolidated Balance Sheet*	$195	$14	$436

*	Included in the Other line of the Current Liabilities section

8.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $8.3 million, or 19.5% of LER’s total accounts receivable at March 31, 2011. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $4.5 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $19.8 million of LER’s total accounts receivable, or 46.8% at March 31, 2011, while net receivable amounts from these customers, reflecting netting arrangements, were $15.3 million. LER also has concentrations of credit risk with certain individually significant counterparties. At March 31, 2011, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure) were $21.7 million, or 51.2% of LER’s total accounts receivable. Four of these five counterparties are investment-grade rated companies and the fifth is privately held. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $16.4 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

9.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Interest income	$267	$361	$715	$896
Net investment gain	390	196	1,127	670
Other income	61	25	74	25
Other income deductions	(251)	(264)	396	314
Other Income and (Income Deductions) – Net	$467	$318	$2,312	$1,905

The increase in Other Income and (Income Deductions) – Net for the six months ended March 31, 2011, compared with the six months ended March 31, 2010, was primarily due to higher net investment gains.

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

		Non-
	Regulated	Regulated
	Gas	Gas
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
March 31, 2011
Revenues from external customers	$387,737	$151,305	$33	$—	$539,075
Intersegment revenues	638	3,806	259	—	4,703
Total Operating Revenues	388,375	155,111	292	—	543,778
Net Economic Earnings (Losses)	26,203	1,335	(76)	—	27,462
Total assets	1,634,674	165,403	130,172	(195,832)	1,734,417

Six Months Ended
March 31, 2011
Revenues from external customers	$664,242	$309,006	$124	$—	$973,372
Intersegment revenues	1,576	12,513	519	—	14,608
Total Operating Revenues	665,818	321,519	643	—	987,980
Net Economic Earnings (Losses)	47,637	3,281	(68)	—	50,850
Total assets	1,634,674	165,403	130,172	(195,832)	1,734,417

Three Months Ended
March 31, 2010
Revenues from external customers	$373,198	$252,321	$73	$—	$625,592
Intersegment revenues	322	9,152	259	—	9,733
Total Operating Revenues	373,520	261,473	332	—	635,325
Net Economic Earnings	23,440	3,787	96	—	27,323
Total assets	1,630,495	193,967	117,820	(111,377)	1,830,905

Six Months Ended
March 31, 2010
Revenues from external customers	$654,309	$442,208	$10,525	$—	$1,107,042
Intersegment revenues	2,140	16,790	519	—	19,449
Total Operating Revenues	656,449	458,998	11,044	—	1,126,491
Net Economic Earnings	40,872	8,399	3,849	—	53,120
Total assets	1,630,495	193,967	117,820	(111,377)	1,830,905

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Total Net Economic Earnings above	$27,462	$27,323	$50,850	$53,120
Add: Unrealized gain (loss) on energy-related
derivative contracts, net of tax	431	697	412	(2,214)
Net Income	$27,893	$28,020	$51,262	$50,906

11.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2011 are estimated at approximately $724 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At March 31, 2011, the maximum guarantees under these leases are $1.2 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At March 31, 2011, the carrying value of the liability recognized for these guarantees was $0.3 million.
Laclede Group had guarantees totaling $96.3 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2011. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $5.0 million, bringing the total to $101.3 million in guarantees outstanding at April 29, 2011. No amounts have been recorded for these guarantees in the financial statements. As of March 31, 2011, management believes the likelihood that Laclede Group will be required to make payments under these guarantees is remote.

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
One of the sites located in the City of St. Louis is currently owned by a development agency of the City, which, together with other City development agencies, has selected a developer to redevelop the site. In conjunction with this redevelopment effort, Laclede Gas and another former owner of the site entered into an agreement (Remediation Agreement) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the Missouri Department of Natural Resources. The Remediation Agreement also provides for a release of Laclede Gas and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverages, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Laclede Gas and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The amount paid by Laclede Gas, which is its only monetary obligation under the Remediation Agreement, did not materially impact the financial condition, results of operations, or cash flows of the Company.

To date, amounts required for remediation at these sites have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the MGP sites. While some of the insurers have denied coverage and reserved their rights, Laclede Gas continues to discuss potential reimbursements with them. In 2005, the Utility’s outside consultant completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from each of the Utility’s insurers of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor, and remediate these MGP sites from $5.8 million to $36.3 million based upon then currently available facts, technology, and laws and regulations. The actual costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay, the successful completion of remediation efforts required by the Remediation Agreement described above, and any insurance recoveries. Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable.
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
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 and 2009. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.
In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted the Company’s corporate reorganization into a holding company structure. The Utility filed a counterclaim against the MoPSC Staff alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and the provisions under which the Company allocates costs among affiliated companies. However, on November 3, 2010, the MoPSC issued an Order dismissing the Utility’s counterclaim for failure to state a claim upon which relief may be granted. . On February 4, 2011, the MoPSC issued an Order finding that the Company violated the terms of the 2001 Stipulation and Agreement pertaining to the Company’s corporate reorganization and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, the Company filed a petition with the Cole County Circuit Court seeking judicial review of the February 4 Order. Also, on October 6, 2010, the MoPSC Staff filed a related complaint against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to dismiss, which were granted by the Commission on December 22, 2010. Laclede Gas also filed a motion to dismiss certain counts of the complaint, which is still pending before the Commission, as well as a counterclaim against the Staff. Laclede Gas believes that neither complaint has merit and is vigorously opposing both of them.
Laclede Group and its subsidiaries are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

12.	SUBSEQUENT EVENT

In April 2011, Laclede Gas sold to a third party 320,000 barrels of propane from inventory that was not required to meet its foreseeable utility gas supply requirements. The sale resulted in cash receipts and revenues totaling $17.9 million and net income totaling $6.1 million that will be included in operating results for the third quarter of fiscal 2011. Laclede Gas also renegotiated a propane exchange arrangement with the counterparty and enhanced it to also provide market-based storage services.

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

•	the impact of changes and volatility in natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability, particularly those changes that impact supply for and access to our markets in which our subsidiaries transact business;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	regulatory assets
	•	non-regulated and affiliated transactions
	•	franchise renewals
	•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards, including the effect of potential changes relative to adoption of or convergence with international accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
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

Laclede Group’s strategy is to improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Company’s businesses.

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

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 33 of this report for additional information on regulatory issues relative to the Utility.

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

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 35 for additional information.

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

Quarter Ended March 31, 2011

(Millions, except per share amounts)	Net Economic Earnings (Non-GAAP)	Add: Unrealized gain (loss) on energy-related derivative contracts*	Net Income (GAAP)

Quarter Ended March 31, 2011
Regulated Gas Distribution	$26.2	$—	$26.2
Non-Regulated Gas Marketing	1.3	0.4	1.7
Other	—	—	—
Total	$27.5	$0.4	$27.9
Per Share Amounts **	$1.23	$0.02	$1.25

Quarter Ended March 31, 2010
Regulated Gas Distribution	$23.4	$—	$23.4
Non-Regulated Gas Marketing	3.8	0.7	4.5
Other	0.1	—	0.1
Total	$27.3	$0.7	$28.0
Per Share Amounts **	$1.23	$0.03	$1.26

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of unrealized gain (loss) on energy-related derivative contracts. For the quarters ended March 31, 2011 and 2010, the amounts of income tax expense included in the reconciling items above are $0.3 million and $0.4 million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $27.9 million for the quarter ended March 31, 2011, compared with $28.0 million for the quarter ended March 31, 2010. Basic and diluted earnings per share for the quarter ended March 31, 2011 were $1.25 compared with basic and diluted earnings per share of $1.26 for the quarter ended March 31, 2010. Earnings decreased compared to last year primarily due to lower income reported by Laclede Group’s Non-Regulated Gas Marketing segment, largely offset by improved results reported by Laclede Group’s Regulated Gas Distribution segment. Net economic earnings were $27.5 million for the quarter ended March 31, 2011 compared with $27.3 million for the same quarter last year. Net economic earnings per share were $1.23 for both the quarters ended March 31, 2011 and 2010.

Both Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings increased by $2.8 million for the quarter ended March 31, 2011, compared with the quarter ended March 31, 2010. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective September 1, 2010, totaling $7.2 million.

This benefit was partially offset by the following factors:

•	lower Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.5 million; and,
•	increases in operation and maintenance expense, totaling $0.9 million.

The Non-Regulated Gas Marketing segment reported GAAP earnings totaling $1.7 million, a decrease of $2.8 million compared with the same quarter last year. Net economic earnings for the quarter ended March 31, 2011 decreased $2.5 million from the quarter ended March 31, 2010. These decreases were primarily due to LER’s decreased margins on sales of natural gas and the effect of 25% lower sales volumes. The reduced sales margins and volumes were driven primarily by narrow regional price differentials and limited volatility that continue to prevail in the marketplace.

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

Regulated Gas Distribution Operating Revenues for the quarter ended March 31, 2011 were $388.4 million, or $14.9 million more than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 4.8% warmer than the same quarter last year, but 2.8% colder than normal. Total system therms sold and transported were 411.1 million for the quarter ended March 31, 2011 compared with 430.7 million for the same period last year. Total off-system therms sold and transported were 84.4 million for the quarter ended March 31, 2011 compared with 10.7 million for the same period last year. The increase in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher off-system sales volumes	$35.8
Lower system sales volumes and other variations	(14.9)
General rate increase, effective September 1, 2010	7.2
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(5.9)
Lower prices charged for off-system sales	(5.8)
Lower ISRS revenues	(1.5)
Total Variation	$14.9

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the quarter ended March 31, 2011 increased $10.4 million from the same quarter last year. Natural and propane gas expense increased $10.5 million, or 4.2%, from last year’s level, primarily attributable to higher off-system gas expense, partially offset by decreased system volumes purchased for sendout and lower rates charged by our suppliers. Other operation and maintenance expenses increased $0.9 million, or 2.1%, primarily due to higher pension expense and increased group insurance charges, partially offset by decreased maintenance and distribution charges. Taxes, other than income taxes, decreased $1.4 million, or 5.2%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $106.4 million primarily due to the effect of 25% lower sales volumes and lower per unit gas prices charged by LER. The decrease in Non-Regulated Gas Marketing Operating Expenses, totaling $101.9 million, was primarily associated with decreased volumes purchased and lower prices charged by suppliers.

Interest Charges

The $0.4 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. Average short-term interest rates were 0.3% for both the quarters ended March 31, 2011 and March 31, 2010. Average short-term borrowings were $54.3 million for the quarter ended March 31, 2011 compared with $90.9 million for the quarter ended March 31, 2010.

Six Months Ended March 31, 2011

(Millions, except per share amounts)	Net Economic Earnings (Non-GAAP)	Add: Unrealized gain (loss) on energy-related derivative contracts*	Net Income (GAAP)

Six Months Ended March 31, 2011
Regulated Gas Distribution	$47.6	$0.1	$47.7
Non-Regulated Gas Marketing	3.3	0.3	3.6
Other	—	—	—
Total	$50.9	$0.4	$51.3
Per Share Amounts **	$2.28	$0.02	$2.30

Six Months Ended March 31, 2010
Regulated Gas Distribution	$40.9	$(0.1)	$40.8
Non-Regulated Gas Marketing	8.4	(2.1)	6.3
Other	3.8	—	3.8
Total	$53.1	$(2.2)	$50.9
Per Share Amounts **	$2.39	$(0.10)	$2.29

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of unrealized gain (loss) on energy-related derivative contracts. For the six months ended March 31, 2011 and 2010, the amounts of income tax expense (benefit) included in the reconciling items above are $0.3 million and $(1.4) million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $51.3 million for the six months ended March 31, 2011, compared with $50.9 million for the six months ended March 31, 2010. Basic and diluted earnings per share for the six months ended March 31, 2011 were $2.30 compared with basic and diluted earnings per share of $2.29 for the six months ended March 31, 2010. Earnings increased compared to last year primarily due to improved results reported by Laclede Group’s Regulated Gas Distribution segment, largely offset by decreased Other income and lower income reported by Laclede Group’s Non-Regulated Gas Marketing segment. Net economic earnings were $50.9 million for the six months ended March 31, 2011 compared with $53.1 million for the same period last year. Net economic earnings per share were $2.28 for the six months ended March 31, 2011 compared with $2.39 for the six months ended March 31, 2010.

Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings increased by $6.9 million and $6.7 million, respectively, for the six months ended March 31, 2011 compared with the six months ended March 31, 2010. These increases were primarily attributable to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective September 1, 2010, totaling $14.8 million; and,
•	decreases in operation and maintenance expense totaling $1.7 million.

These factors were partially offset by:

•	lower Infrastructure System Replacement Surcharge (ISRS) revenues totaling $3.5 million; and,
•	lower system gas sales volumes and other variations totaling $1.6 million.

The Non-Regulated Gas Marketing segment reported a decrease in GAAP earnings of $2.7 million compared with the same period last year. Net economic earnings for the six months ended March 31, 2011 decreased $5.1 million from the six months ended March 31, 2010. The decreased net economic earnings were primarily due to LER’s decreased margins on sales of natural gas and the effect of 17% lower sales volumes. The reduced sales margins and volumes were driven primarily by narrow regional price differentials and limited volatility that continue to prevail in the marketplace. On a GAAP basis, the reduced sales margins also included the effect of after-tax net unrealized gains from certain of LER’s energy-related derivative contracts, totaling $0.3 million, recognized in earnings during the six months ended March 31, 2011, compared with after-tax net unrealized losses totaling $2.1 million, recognized during the six months ended March 31, 2010.

Both Other net income and Other net economic earnings decreased $3.8 million compared with the same period last year primarily due to the effect of a propane transaction in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. This non-regulated transaction resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory, and resulted in income, net of income taxes, totaling $3.7 million, contributing $0.16 to diluted earnings per share.

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

Regulated Gas Distribution Operating Revenues for the six months ended March 31, 2011 were $665.8 million, or $9.4 million more than the same period last year. Temperatures experienced in the Utility’s service area during the six months ended March 31, 2011 were 2.9% warmer than the same period last year, but 0.9% colder than normal. Total system therms sold and transported were 697.0 million for the six months ended March 31, 2011 compared with 718.7 million for the same period last year. Total off-system therms sold and transported were 138.1 million for the six months ended March 31, 2011 compared with 39.2 million for the same period last year. The increase in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher off-system sales volumes	$46.7
Lower system sales volumes and other variations	(20.4)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(19.6)
General rate increase, effective September 1, 2010	14.8
Lower prices charged for off-system sales	(8.6)
Lower ISRS revenues	(3.5)
Total Variation	$9.4

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the six months ended March 31, 2011 decreased $1.1 million from the same period last year. Natural and propane gas expense increased $1.8 million, or 0.4%, from last year’s level, primarily attributable to higher off-system gas expense, largely offset by lower rates charged by our suppliers and decreased system volumes purchased for sendout. Other operation and maintenance expenses decreased $1.7 million, or 1.9%, primarily due to reduced maintenance and distribution charges, a higher rate of overheads capitalized, a lower provision for uncollectible accounts, and a gain on the disposal of assets. These factors were partially offset by higher pension expense and increased group insurance charges. Depreciation and amortization expense increased $0.6 million, or 3.4%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $1.8 million, or 4.4%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $137.5 million primarily due to the effect of 17% lower sales volumes and lower per unit gas prices charged by LER. The decrease in Non-Regulated Gas Marketing Operating Expenses, totaling $133.2 million, was primarily associated with decreased volumes purchased and lower prices charged by suppliers.

Other Operating Revenues and Operating Expenses

Other Operating Revenues decreased $10.4 million primarily due to the effect of a propane transaction in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. The decrease in Other Operating Expenses, totaling $4.0 million, was primarily due to expenses associated with this propane transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $0.4 million primarily due to higher net investment gains.

Interest Charges

The $0.4 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. Average short-term interest rates were 0.3% for the six months ended March 31, 2011 compared with 0.2% for the six months ended March 31, 2010. Average short-term borrowings were $91.5 million for the six months ended March 31, 2011 compared with $118.8 million for the six months ended March 31, 2010.

Subsequent Event

In April 2011, Laclede Gas sold to a third party 320,000 barrels of propane from inventory that was not required to meet its foreseeable utility gas supply requirements. The sale resulted in cash receipts and revenues totaling $17.9 million and net income totaling $6.1 million that will be included in operating results for the third quarter of fiscal 2011. Laclede Gas also renegotiated a propane exchange arrangement with the counterparty and enhanced it to also provide market-based storage services.

REGULATORY AND OTHER MATTERS

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 and 2009. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted the Company’s corporate reorganization into a holding company structure. The Utility filed a counterclaim against the MoPSC Staff alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and the provisions under which the Company allocates costs among affiliated companies. However, on November 3, 2010, the MoPSC issued an Order dismissing the Utility’s counterclaim for failure to state a claim upon which relief may be granted. On February 4, 2011, the MoPSC issued an Order finding that the Company violated the terms of the 2001 Stipulation and Agreement pertaining to the Company’s corporate reorganization and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, the Company filed a petition with the Cole County Circuit Court seeking judicial review of the February 4 Order. Also, on October 6, 2010, the MoPSC Staff filed a related complaint against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to dismiss, which were granted by the Commission on December 22, 2010. Laclede Gas also filed a motion to dismiss certain counts of the complaint, which is still pending before the Commission, as well as a counterclaim against the Staff. Laclede Gas believes that neither complaint has merit and is vigorously opposing both of them.

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. As a result of the ensuing procedural schedule, the Cold Weather Rule portion of the filing became moot. On April 15, 2009, the Commission rejected the Utility’s tariffs on the grounds that it did not have the legal authority to approve them, of which Laclede Gas sought judicial review. On January 11, 2010, the Court found that the Commission did have the legal authority to approve such tariffs, which decision the Commission appealed to the Missouri Court of Appeals, Western District. On October 19, 2010, the Western District overruled the Cole County Circuit Court’s decision and affirmed the Commission’s April 15, 2009 Order. Laclede Gas filed with the Western District a motion for rehearing and an application to transfer the case to the Missouri Supreme Court. On December 7, 2010, the Western District denied the Utility’s requests for rehearing and for transfer to the Missouri Supreme Court. On December 22, 2010, the Utility filed an application at the Missouri Supreme Court for transfer of the case to that Court. The Utility’s application was denied by the Missouri Supreme Court on January 25, 2011.

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

There were no significant changes to these critical accounting policies during the six months ended March 31, 2011. For discussion of other significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2010.

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

Net cash provided by operating activities was $140.0 million for the six months ended March 31, 2011, compared with $69.8 million for the same period last year. The variation is primarily attributable to reduced cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments, the effect of the utilization of natural gas storage inventories, and reduced cash paid for income taxes, partially offset by reduced operating cash flows at LER.

Net cash used in investing activities for the six months ended March 31, 2011 was $31.3 million compared with $28.4 million for the six months ended March 31, 2010. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash used in financing activities was $172.7 million for the six months ended March 31, 2011 compared with $32.3 million for the six months ended March 31, 2010. The variation primarily reflects increased repayments of short-term debt and the maturity of long-term debt this year.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Investments

Laclede Group had short-term investments totaling $20.3 million at March 31, 2011, earning an average interest rate of 0.3%. These investments, which are presented in the Cash and cash equivalents line of the Consolidated Balance Sheets, were diversified among several money market funds and interest-bearing deposits at highly-rated commercial banks. The money market funds are accessible by the Company on demand. The bank deposits are also generally available on demand, though the banks reserve the right to require seven days’ notice for a withdrawal. These funds are used to support the working capital needs of the Company’s subsidiaries. The balance of short-term investments ranged between $13.3 million and $85.8 million during the six months ended March 31, 2011. Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the six months ended March 31, 2011.

Short-term Debt

As indicated in the discussion of cash flows above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On March 31, 2011, total debt was 50% of total capitalization. For the twelve months ended March 31, 2011, EBITDA was 4.82 times interest expense.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit that expire in September 2011, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 39% on March 31, 2011. These lines have been used to provide for seasonal funding needs of various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the six months ended March 31, 2011, other than minimal one-day draws under each line for administrative purposes.

Information about Laclede Group’s consolidated short-term borrowings (excluding intercompany borrowings) during the six months ended March 31, 2011 and as of March 31, 2011, is presented below:

Laclede Gas Commercial Paper Borrowings

Six Months Ended March 31, 2011
Weighted average borrowings outstanding	$91.5 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 – $172.1 million

As of March 31, 2011
Borrowings outstanding at end of period	None
Weighted average interest rate	N/A

Based on average short-term borrowings for the six months ended March 31, 2011, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $0.9 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt, Equity, and Shelf Registrations

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the six months ended March 31, 2011, pursuant to this authority, the Utility sold 20 shares of its common stock to Laclede Group for $0.7 million. For more information on these sales of stock, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. As of April 29, 2011, $516.7 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At March 31, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 400,000 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. At March 31, 2011, there were 307,727 shares remaining available for issuance under this Form S-3. In addition, on January 28, 2011, Laclede Group filed an automatic shelf registration statement on Form S-3 for the issuance of equity and debt securities. No securities have been issued under that S-3. The amount, timing and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At March 31, 2011, the maximum guarantees under these leases were $1.2 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At March 31, 2011, the carrying value of the liability recognized for these guarantees was $0.3 million.

Laclede Group had guarantees totaling $96.3 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2011. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $5.0 million, bringing the total to $101.3 million in guarantees outstanding at April 29, 2011. No amounts have been recorded for these guarantees in the financial statements.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company and the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $29.6 million for the six months ended March 31, 2011, compared with $24.7 million for the same period last year. Non-utility capital expenditures were $0.1 million for the six months ended March 31, 2011, compared with $0.2 million for the six months ended March 31 2010.

Consolidated capitalization at March 31, 2011 consisted of 61.0% Laclede Group common stock equity and 39.0% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at March 31, 2011 and at September 30, 2010, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance and Delayed customer billings. The Consolidated Balance Sheet at March 31, 2010 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of March 31, 2011, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	2016 and thereafter
Principal Payments on Long-Term Debt	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt	472.6	11.5	45.1	42.7	373.3
Capital Leases (a)	0.3	0.1	0.1	0.1	—
Operating Leases (a)	13.8	2.6	7.7	3.5	—
Purchase Obligations – Natural Gas (b)	723.7	272.8	409.6	26.9	14.4
Purchase Obligations – Other (c)	92.7	13.6	24.1	17.8	37.2
Total (d)	$1,668.1	$300.6	$511.6	$91.0	$764.9

(a)
Lease obligations are primarily for office space, office equipment, vehicles, and power operated equipment in the Regulated Gas Distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Regulated Gas Distribution and Non-Regulated Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using March 31, 2011 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $6.3 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. At this writing, the Company expects to make contributions to its qualified, trusteed pension plans of at least $11.9 million during the remaining six months of fiscal year 2011. Laclede Gas anticipates a $1.6 million contribution relative to its non-qualified pension plans during the remaining six months of fiscal year 2011. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $8.3 million to the qualified trusts and $0.2 million directly to participants from Laclede Gas’ funds during the remaining six months of fiscal year 2011. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

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

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. Pursuant to this risk management policy, LER manages the price risk associated with its fixed-price commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures and swap contracts traded on or cleared through the NYMEX to lock in margins. At March 31, 2011 and 2010, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.

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

(Thousands)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin

Net balance of derivative (liabilities) assets at September 30, 2010	$(9,962)	$11,568	$1,606
Changes in fair value	591	—	591
Settlements	(917)	—	(917)
Changes in cash margin	—	486	486
Net balance of derivative (liabilities) assets at March 31, 2011	$(10,288)	$12,054	$1,766

	At March 31, 2011
	Maturity by Fiscal Year
(Thousands)	Total	2011	2012	2013
Fair values of exchange-traded/cleared natural gas derivatives - net	$(10,288)	$(6,332)	$(3,943)	$(13)

MMBtu – net long (short) futures/swap positions	530	458	(3)	75

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

(Thousands)

Net balance of derivative assets at September 30, 2010	$168
Changes in fair value	897
Settlements	(424)
Net balance of derivative assets at March 31, 2011	$641

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the six months ended March 31, 2011, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.9 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At March 31, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2010. For developments during the six months ended March 31, 2011, see Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 38 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2010. For developments during the six months ended March 31, 2011, see Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 33 of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2011, the Board of Directors of Laclede Gas approved the sale of 10 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.4 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	April 29, 2011	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.