Form 10-Q
period 2011-06-30
LACLEDE GROUP INC
filed 2011-07-29
CIK 1126956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-16681

THE LACLEDE GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	74-2976504 (I.R.S. Employer Identification number)
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

As of July 28, 2011, there were 22,429,189 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

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

Item 1. Financial Statements
THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2011	2010	2011	2010

Operating Revenues:
Regulated Gas Distribution	$151,423	$124,745	$817,241	$781,194
Non-Regulated Gas Marketing	174,309	199,307	495,828	658,305
Other	18,549	455	19,192	11,499
Total Operating Revenues	344,281	324,507	1,332,261	1,450,998
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	76,632	57,315	510,703	489,553
Other operation expenses	36,930	33,227	111,292	108,469
Maintenance	5,932	7,198	18,513	20,591
Depreciation and amortization	9,856	9,396	29,233	28,144
Taxes, other than income taxes	12,332	12,016	52,766	54,290
Total Regulated Gas Distribution Operating Expenses	141,682	119,152	722,507	701,047
Non-Regulated Gas Marketing	168,580	192,230	484,235	641,121
Other	8,265	258	9,071	5,029
Total Operating Expenses	318,527	311,640	1,215,813	1,347,197
Operating Income	25,754	12,867	116,448	103,801
Other Income and (Income Deductions) – Net	157	(191)	2,469	1,714
Interest Charges:
Interest on long-term debt	5,739	6,146	17,421	18,437
Other interest charges	408	631	1,701	1,720
Total Interest Charges	6,147	6,777	19,122	20,157
Income Before Income Taxes	19,764	5,899	99,795	85,358
Income Tax Expense	4,374	1,168	33,143	29,721
Net Income	$15,390	$4,731	$66,652	$55,637

Average Number of Common Shares Outstanding:
Basic	22,120	21,997	22,087	21,978
Diluted	22,188	22,048	22,160	22,025

Basic Earnings Per Share of Common Stock	$0.69	$0.21	$2.99	$2.51

Diluted Earnings Per Share of Common Stock	$0.69	$0.21	$2.98	$2.50

Dividends Declared Per Share of Common Stock	$0.405	$0.395	$1.215	$1.185

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Net Income	$15,390	$4,731	$66,652	$55,637
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	710	(2,496)	1,884	4,980
Reclassification adjustment for losses (gains) included
in net income	2,261	(4,334)	(976)	(9,950)
Net unrealized gains (losses) on cash flow hedging
derivative instruments	2,971	(6,830)	908	(4,970)
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	107	98	320	295
Other Comprehensive Income (Loss), Before Tax	3,078	(6,732)	1,228	(4,675)
Income Tax Expense (Benefit) Related to Items of Other
Comprehensive Income (Loss)	1,189	(2,601)	474	(1,805)
Other Comprehensive Income (Loss), Net of Tax	1,889	(4,131)	754	(2,870)
Comprehensive Income	$17,279	$600	$67,406	$52,767

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands)	2011	2010	2010

ASSETS
Utility Plant	$1,362,780	$1,326,284	$1,311,881
Less: Accumulated depreciation and amortization	455,075	442,200	438,435
Net Utility Plant	907,705	884,084	873,446

Non-utility property	4,597	4,551	4,449
Other investments	52,290	50,226	49,112
Other Property and Investments	56,887	54,777	53,561

Current Assets:
Cash and cash equivalents	60,922	86,919	109,287
Accounts receivable:
Utility	87,021	70,053	79,729
Non-utility	58,645	56,160	67,305
Other	6,233	11,671	5,642
Allowance for doubtful accounts	(11,915)	(10,295)	(13,037)
Delayed customer billings	11,517	—	12,535
Inventories:
Natural gas stored underground at LIFO cost	56,976	113,576	54,308
Propane gas at FIFO cost	8,962	15,625	15,625
Materials, supplies, and merchandise at average cost	4,310	3,867	3,942
Natural gas receivable	29,767	22,963	21,447
Derivative instrument assets	10,127	10,285	13,657
Unamortized purchased gas adjustments	3,939	23,718	—
Deferred income taxes	9,064	—	3,807
Prepayments and other	9,082	9,653	12,828
Total Current Assets	344,650	414,195	387,075

Deferred Charges:
Regulatory assets	427,021	479,462	457,034
Other	6,041	7,678	5,804
Total Deferred Charges	433,062	487,140	462,838
Total Assets	$1,742,304	$1,840,196	$1,776,920

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands, except share amounts)	2011	2010	2010

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,416,923, 22,292,804, and 22,282,410 shares issued, respectively)	$22,417	$22,293	$22,282
Paid-in capital	162,309	158,698	157,362
Retained earnings	401,208	361,723	372,072
Accumulated other comprehensive loss	(6,383)	(7,137)	(5,036)
Total Common Stock Equity	579,551	535,577	546,680
Long-term debt (less current portion) – Laclede Gas	364,343	364,298	364,283
Total Capitalization	943,894	899,875	910,963

Current Liabilities:
Notes payable	—	129,650	76,200
Accounts payable	101,782	95,595	107,288
Advance customer billings	—	16,809	—
Current portion of long-term debt	—	25,000	25,000
Wages and compensation accrued	14,866	13,410	14,310
Dividends payable	9,280	8,942	8,982
Customer deposits	10,914	11,244	12,328
Interest accrued	5,603	9,639	6,072
Taxes accrued	29,091	10,501	23,758
Unamortized purchased gas adjustments	—	—	392
Deferred income taxes	—	155	—
Other	13,958	12,979	11,491
Total Current Liabilities	185,494	333,924	285,821

Deferred Credits and Other Liabilities:
Deferred income taxes	305,374	292,391	274,787
Unamortized investment tax credits	3,379	3,538	3,592
Pension and postretirement benefit costs	196,757	207,607	199,563
Asset retirement obligations	26,996	25,837	26,648
Regulatory liabilities	50,308	47,365	45,468
Other	30,102	29,659	30,078
Total Deferred Credits and Other Liabilities	612,916	606,397	580,136
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$1,742,304	$1,840,196	$1,776,920

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,
(Thousands)	2011	2010

Operating Activities:
Net Income	$66,652	$55,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	29,624	28,358
Deferred income taxes and investment tax credits	5,946	13,431
Other – net	1,145	2,761
Changes in assets and liabilities:
Accounts receivable – net	(12,395)	(19,644)
Unamortized purchased gas adjustments	19,779	(2,738)
Deferred purchased gas costs	48,752	31,765
Accounts payable	7,853	35,510
Delayed customer billings – net	(28,326)	(33,675)
Taxes accrued	18,577	7,681
Natural gas stored underground	56,600	39,005
Other assets and liabilities	(12,901)	(294)
Net cash provided by operating activities	201,306	157,797

Investing Activities:
Capital expenditures	(47,082)	(40,259)
Other investments	102	(3,554)
Net cash used in investing activities	(46,980)	(43,813)

Financing Activities:
Maturity of first mortgage bonds	(25,000)	—
Repayment of short-term debt – net	(129,650)	(53,600)
Changes in book overdrafts	474	(25)
Issuance of common stock	2,021	1,413
Non-employee directors’ restricted stock awards	(494)	(406)
Dividends paid	(26,808)	(26,067)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(1,162)	(576)
Excess tax benefits from stock-based compensation	294	99
Other	2	(126)
Net cash used in financing activities	(180,323)	(79,288)

Net (Decrease) Increase in Cash and Cash Equivalents	(25,997)	34,696
Cash and Cash Equivalents at Beginning of Period	86,919	74,591
Cash and Cash Equivalents at End of Period	$60,922	$109,287

Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$22,588	$23,535
Income taxes	4,609	(1,937)

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
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at June 30, 2011 and 2010, for the Utility, were $9.6 million and $9.4 million, respectively. The amount of accrued unbilled revenue at September 30, 2010 was $11.3 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended June 30, 2011 and 2010 were $7.5 million and $6.5 million, respectively. Amounts recorded in Regulated Gas Distribution Operating Revenues for the nine months ended June 30, 2011 and 2010 were $39.1 million and $40.0 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
NEW ACCOUNTING STANDARDS - In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures,” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The ASU does not change what items are measured at fair value, but instead makes various changes to the guidance pertaining to how fair value is measured. Additionally, the ASU sets forth additional disclosure requirements, including additional information about Level 3 fair value measurements. Many of the amendments in this ASU are changes to align the wording in U.S. GAAP with IFRS and, as such, are not intended to result in a change in the application of the guidance. The Company is currently evaluating the provisions of this ASU to determine the potential impact on its financial statements and disclosures. The Company is required to adopt the guidance in this ASU on a prospective basis in the second quarter of fiscal year 2012.
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” to amend ASC Topic 220, “Comprehensive Income,” by changing certain financial statement presentation requirements. Under the amended guidance, entities may either present a single continuous statement of comprehensive income or present separate but consecutive statements (a statement of income and a statement of comprehensive income). Regardless of the method chosen, reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the financial statements, displaying the effect on both net income and other comprehensive income. The amendments in this ASU do not change the items that are required to be reported in other comprehensive income and, accordingly, will not impact total net income, comprehensive income, or earnings per share. The Company will adopt the changes in presentation required by this ASU in the first quarter of fiscal year 2013 on a retrospective basis, as required by the ASU.

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
Pension costs for all of Laclede Gas’ defined-benefit pension plans for the quarters ended June 30, 2011 and 2010 were $4.2 million and $1.6 million, respectively, including amounts charged to construction. Pension costs for the nine months ended June 30, 2011 and 2010 were $10.0 million and $4.7 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Service cost – benefits earned during the period	$2,388	$2,189	$7,164	$6,652
Interest cost on projected benefit obligation	4,705	4,924	14,115	14,805
Expected return on plan assets	(4,712)	(5,074)	(14,136)	(15,181)
Amortization of prior service cost	161	172	481	583
Amortization of actuarial loss	2,557	2,024	7,671	6,083
Sub-total	5,099	4,235	15,295	12,942
Regulatory adjustment	(864)	(2,656)	(5,259)	(8,206)
Net pension cost	$4,235	$1,579	$10,036	$4,736

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the nine months ended June 30, 2011 and June 30, 2010.
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
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2011 contributions to the pension plans through June 30, 2011 were $16.8 million to the qualified trusts and approximately $3.0 million to the non-qualified plans. Laclede Gas does not expect to make contributions to its qualified, trusteed pension plans during the remaining three months of fiscal year 2011. Contributions to the pension plans for the non-qualified plans for the remaining three months of fiscal year 2011 are anticipated to be approximately $0.1 million.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for the quarters ended June 30, 2011 and 2010 were $2.4 million and $1.9 million, respectively, including amounts charged to construction. Postretirement benefit costs for the nine months ended June 30, 2011 and 2010 were $6.7 million and $5.7 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Service cost – benefits earned during the period	$1,919	$1,610	$5,757	$4,831
Interest cost on accumulated
postretirement benefit obligation	1,210	1,129	3,632	3,387
Expected return on plan assets	(911)	(758)	(2,734)	(2,274)
Amortization of transition obligation	34	34	102	102
Amortization of prior service credit	(582)	(582)	(1,746)	(1,746)
Amortization of actuarial loss	1,111	995	3,332	2,985
Sub-total	2,781	2,428	8,343	7,285
Regulatory adjustment	(400)	(518)	(1,671)	(1,554)
Net postretirement benefit cost	$2,381	$1,910	$6,672	$5,731

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
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2011 contributions to the postretirement plans through June 30, 2011 were $5.6 million to the qualified trusts and approximately $0.2 million paid directly to participants from Laclede Gas’ funds. Contributions to the postretirement plans for the remaining three months of fiscal year 2011 are anticipated to be $5.6 million to the qualified trusts and $0.1 million paid directly to participants from Laclede Gas’ funds.

3.	STOCK-BASED COMPENSATION

Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan and the Restricted Stock Plan for Non-Employee Directors. Refer to Note 4 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2010 for descriptions of these plans.

Restricted Stock Awards

During the nine months ended June 30, 2011, the Company granted 81,525 performance-contingent restricted shares and share units to executive officers and key employees at a weighted average grant date fair value of $30.78 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The shares and share units have a performance period ending September 30, 2013, during which participants are entitled to voting rights on the target level, or 54,350 shares. Dividends on these target level of shares accrue during the performance period and are paid to the participants up to the target level upon vesting, but are subject to forfeiture if the underlying shares do not vest. The number of shares and share units that will ultimately vest is dependent upon the attainment of certain levels of earnings growth and portfolio development performance goals; further, under the terms of the award, the Compensation Committee of the Board of Directors has the discretion to reduce by up to 25% the number that vest if the Company’s total shareholder return (TSR) during the performance period ranks below the median relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles.
Performance-contingent restricted stock and performance-contingent restricted stock unit activity for the nine months ended June 30, 2011 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2010	255,300	$34.07

Granted (maximum shares that can be earned)	81,525	$30.78
Vested	(72,750)	$29.32
Forfeited	(15,000)	$32.65

Nonvested at June 30, 2011	249,075	$34.46

During the nine months ended June 30, 2011, the Company granted 29,250 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $35.93 per share. These shares were awarded on December 1, 2010 and vest December 1, 2013. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture.
During the nine months ended June 30, 2011, the Company granted 12,500 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $39.48 per share. These shares vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.
Time-vested restricted stock and time-vested restricted stock unit activity for the nine months ended June 30, 2011 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2010	121,850	$36.62

Granted	41,750	$36.99
Vested	(26,250)	$35.15
Forfeited	(1,000)	$35.47

Nonvested at June 30, 2011	136,350	$37.03

During the nine months ended June 30, 2011, 94,500 shares of restricted stock (performance-contingent and time-vested), awarded on December 5, 2007, vested. The Company withheld 32,373 of the vested shares at a weighted average price of $35.90 per share pursuant to elections by employees to satisfy tax withholding obligations.

In June 2011, Laclede Group offered to grant certain stock-based compensation awards to an executive officer whose employment will commence on September 1, 2011. On that date, the individual will receive 7,000 time-vested restricted stock units that will vest ratably over three years. Additionally, 10,000 performance-contingent restricted stock units will be granted that vest after two years of employment and satisfaction of a market condition related to the Company’s stock price. These performance-contingent restricted stock units will expire September 1, 2016. The Company will begin recognizing the associated compensation cost effective September 1, 2011.

Stock Option Awards

Stock option activity for the nine months ended June 30, 2011 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2010	335,975	$30.75

Granted	—	$—
Exercised	(29,350)	$31.03
Forfeited	—	$—
Expired	—	$—

Outstanding at June 30, 2011	306,625	$30.73	3.6	$2,178

Fully Vested and Expected to Vest at June 30, 2011	306,625	$30.73	3.6	$2,178

Exercisable at June 30, 2011	306,625	$30.73	3.6	$2,178

The closing price of the Company’s common stock was $37.83 at June 30, 2011.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Total equity compensation cost	$1,555	$953	$3,095	$2,862
Compensation cost capitalized	(371)	(224)	(702)	(581)
Compensation cost recognized in net income	1,184	729	2,393	2,281
Income tax benefit recognized in net income	(457)	(282)	(923)	(880)
Compensation cost recognized in net income,
net of income tax	$727	$447	$1,470	$1,401

As of June 30, 2011, there was $4.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years.

4.	EARNINGS PER COMMON SHARE

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2011	2010	2011	2010

Basic EPS:
Net Income	$15,390	$4,731	$66,652	$55,637
Less: Income allocated to participating securities	125	44	552	550
Net Income Available to Common Shareholders	$15,265	$4,687	$66,100	$55,087

Weighted Average Shares Outstanding	22,120	21,997	22,087	21,978
Earnings Per Share of Common Stock	$0.69	$0.21	$2.99	$2.51

Diluted EPS:
Net Income	$15,390	$4,731	$66,652	$55,637
Less: Income allocated to participating securities	125	44	551	549
Net Income Available to Common Shareholders	$15,265	$4,687	$66,101	$55,088

Weighted Average Shares Outstanding	22,120	21,997	22,087	21,978
Dilutive Effect of Stock Options
and Restricted Stock	68	51	73	47
Weighted Average Diluted Shares	22,188	22,048	22,160	22,025

Earnings Per Share of Common Stock	$0.69	$0.21	$2.98	$2.50

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Antidilutive stock options	—	77	—	77
Performance-contingent restricted stock	193	145	193	145
Total	193	222	193	222

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

(Thousands)	Carrying Amount	Fair Value
As of June 30, 2011
Cash and cash equivalents	$60,922	$60,922
Marketable securities	16,096	16,096
Derivative instrument assets	10,916	10,916
Derivative instrument liabilities	30	30
Short-term debt	—	—
Long-term debt	364,343	397,684

As of September 30, 2010
Cash and cash equivalents	$86,919	$86,919
Marketable securities	12,856	12,856
Derivative instrument assets	12,761	12,761
Derivative instrument liabilities	14	14
Short-term debt	129,650	129,650
Long-term debt, including current portion	389,298	443,959

As of June 30, 2010
Cash and cash equivalents	$109,287	$109,287
Marketable securities	11,533	11,533
Derivative instrument assets	13,657	13,657
Derivative instrument liabilities	219	219
Short-term debt	76,200	76,200
Long-term debt, including current portion	389,283	432,675

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$16,096	$—	$—	$—	$16,096
NYMEX natural gas contracts	2,956	—	—	5,609	8,565
NYMEX gasoline and heating
oil contracts	143	—	—	164	307
Natural gas commodity contracts	—	2,150	7	(113)	2,044
Total	$19,195	$2,150	$7	$5,660	$27,012

Liabilities
NYMEX natural gas contracts	$19,513	$—	$—	$(19,513)	$—
NYMEX gasoline and heating
oil contracts	4	—	—	(4)	—
Natural gas commodity contracts	—	138	5	(113)	30
Total	$19,517	$138	$5	$(19,630)	$30

As of September 30, 2010
Assets
U. S. Stock/Bond Mutual Funds	$12,856	$—	$—	$—	$12,856
NYMEX natural gas contracts	5,087	—	—	7,214	12,301
NYMEX gasoline and heating
oil contracts	59	—	—	220	279
Natural gas commodity contracts	—	161	76	(56)	181
Total	$18,002	$161	$76	$7,378	$25,617

Liabilities
NYMEX natural gas contracts	$53,677	$—	$—	$(53,677)	$—
NYMEX gasoline and heating
oil contracts	37	—	—	(37)	—
Natural gas commodity contracts	—	17	53	(56)	14
Total	$53,714	$17	$53	$(53,770)	$14

As of June 30, 2010
Assets
U. S. Stock/Bond Mutual Funds	$11,533	$—	$—	$—	$11,533
NYMEX natural gas contracts	7,532	—	—	5,845	13,377
NYMEX gasoline and heating
oil contracts	96	—	—	91	187
Natural gas commodity contracts	—	113	—	(20)	93
Total	$19,161	$113	$—	$5,916	$25,190

Liabilities
NYMEX natural gas contracts	$52,330	$—	$—	$(52,330)	$—
NYMEX gasoline and heating oil contracts	88	—	—	(88)	—
Natural gas commodity contracts	—	239	—	(20)	219
Total	$52,418	$239	$—	$(52,438)	$219

The mutual funds included in Level 1 are valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). Derivative instruments included in Level 2 are valued using broker or dealer quotation services or by using observable market inputs. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. During the quarter and nine months ended June 30, 2011 and June 30, 2010, there were no transfers between the levels of the fair value hierarchy. The Company’s policy is to recognize such transfers, if any, as for the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. The following is a reconciliation of the Level 3 beginning and ending net derivative balances:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Beginning of period	$24	$(15)	$23	$(101)
Issuances and settlement - net	(33)	15	(85)	53
Net (losses) gains related to derivatives not held at end of period	—	—	(78)	48
Net gains related to derivatives still held at end of period	11	—	142	—
End of period	$2	$—	$2	$—

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
From time to time, Laclede Gas purchases NYMEX futures contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At June 30, 2011, Laclede Gas held 0.3 million gallons of gasoline futures contracts at an average price of $2.45 per gallon and 0.1 million gallons of heating oil futures contracts (to hedge diesel fuel purchases) at an average price of $2.58 per gallon. Most of these futures contracts, the longest of which extends to February 2012, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, Laclede Energy Resources, Inc. (LER), enters into commitments associated with the purchase or sale of natural gas. Many of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At June 30, 2011, the fair values of 34.8 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 13.1 million MMBtu will settle during fiscal year 2011, 20.2 million MMBtu will settle during fiscal year 2012, the remaining 1.5 million MMBtu will settle during fiscal year 2013. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX futures contracts to lock in margins. At June 30, 2011, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX natural gas futures contracts used to lock in margins are generally designated as cash flow hedges of forecasted transactions for financial reporting purposes.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at June 30, 2011, it is expected that approximately $6.0 million of pre-tax unrealized losses will be reclassified into the Statements of Consolidated Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.
The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. NYMEX-traded contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. Open NYMEX natural gas futures positions at June 30, 2011 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2011	—	$—	3.10	$4.46
Fiscal 2012	—	—	6.03	4.60

Open long futures positions
Fiscal 2011	1.69	$7.34	1.54	$6.14
Fiscal 2012	13.07	5.17	2.64	6.13
Fiscal 2013	0.47	4.80	0.08	5.35

At June 30, 2011, Laclede Gas also had 15.63 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	June 30,		June 30,
(Thousands)	Recorded in Income	2011	2010	2011	2010

Derivatives in Cash Flow Hedging Relationships

Effective portion of gain (loss) recognized in OCI on derivatives:
NYMEX natural gas contracts		$701	$(2,348)	$1,435	$4,902
NYMEX gasoline and heating oil contracts		9	(148)	449	78
Total		$710	$(2,496)	$1,884	$4,980

Effective portion of gain (loss) reclassified from AOCI to income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$782	$5,837	$6,373	$12,088
	Non-Regulated Gas Marketing Operating
	Expenses	(3,239)	(1,580)	(5,714)	(2,351)
Sub-total		(2,457)	4,257	659	9,737

NYMEX gasoline and heating oil contracts	Regulated Gas Distribution Other Operation Expenses	196	77	317	213
Total		$(2,261)	$4,334	$976	$9,950

Ineffective portion of gain (loss) on derivatives recognized in income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$(10)	$(53)	$550	$1,336
	Non-Regulated Gas Marketing Operating
	Expenses	(371)	541	(994)	(1,703)
Sub-total		(381)	488	(444)	(367)

NYMEX gasoline and heating oil contracts	Regulated Gas Distribution Other Operation
	Expenses	(13)	19	35	(60)
Total		$(394)	$507	$(409)	$(427)

Derivatives Not Designated as Hedging Instruments *

Gain (loss) recognized in income on derivatives:

Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$(300)	$229	$(599)	$4,344
	Non-Regulated Gas Marketing Operating Expenses	1,927	(37)	3,123	(3,745)
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	(7)	(8)	(85)	34
	Non-Regulated Gas Marketing Operating Expenses	—	—	—	(552)
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	(19)	(11)	44	(9)
Total		$1,601	$173	$2,483	$72

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at June 30, 2011
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	$1,031		Derivative Instrument Assets	$7,057
	Other Deferred Charges	—		Other Deferred Charges	77
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	133		Derivative Instrument Assets	3
Sub-total		1,164			7,137

Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	1,835		Derivative Instrument Assets	12,379
	Other Deferred Charges	90		Other Deferred Charges	—
Natural gas commodity contracts	Derivative Instrument Assets	1,842		Derivative Instrument Assets	106
	Other Deferred Charges	308		Other Deferred Charges	—
	Other Current Liabilities	7		Other Current Liabilities	37
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	10		Derivative Instrument Assets	1
Sub-total		4,092			12,523
Total derivatives		$5,256			$19,660

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2010
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	$3,174		Derivative Instrument Assets	$9,705
	Other Deferred Charges	4		Other Deferred Charges	3,435
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	56		Derivative Instrument Assets	34
Sub-total		3,234			13,174

Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	1,401		Derivative Instrument Assets	37,457
	Other Deferred Charges	508		Other Deferred Charges	3,080
Natural gas commodity contracts	Derivative Instrument Assets	237		Derivative Instrument Assets	56
	Other Current Liabilities	—		Other Current Liabilities	14
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	3		Derivative Instrument Assets	3
Sub-total		2,149			40,610
Total derivatives		$5,383			$53,784

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at June 30, 2010
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	$3,627		Derivative Instrument Assets	$8,156
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	95		Derivative Instrument Assets	79
Sub-total		3,722			8,235

Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	3,905		Derivative Instrument Assets	44,174
Natural gas commodity contracts	Derivative Instrument Assets	93		Derivative Instrument Assets	239
	Other Current Liabilities	20		Other Current Liabilities	—
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	1		Derivative Instrument Assets	9
Sub-total		4,019			44,422
Total derivatives		$7,741			$52,657

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

		June 30,	Sept. 30,	June 30,
	(Thousands)	2011	2010	2010

	Fair value of asset derivatives presented above	$5,256	$5,383	$7,741
	Fair value of cash margin receivables	25,290	61,148	58,354
	Netting of assets and liabilities with the same counterparty	(19,630)	(53,770)	(52,438)
	Total	$10,916	$12,761	$13,657

	Derivative Instrument Assets, per Consolidated Balance Sheets:
	Derivative instrument assets	$10,127	$10,285	$13,657
	Other deferred charges	789	2,476	—
	Total	$10,916	$12,761	$13,657

	Fair value of liability derivatives presented above	$19,660	$53,784	$52,657
	Netting of assets and liabilities with the same counterparty	(19,630)	(53,770)	(52,438)
	Derivative instrument liabilities, per Consolidated Balance Sheet*	$30	$14	$219

*	Included in the Other line of the Current Liabilities section

8.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $12.0 million, or 20.9% of LER’s total accounts receivable at June 30, 2011. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $4.5 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $25.8 million of LER’s total accounts receivable, or 45.1% at June 30, 2011, while net receivable amounts from these customers, reflecting netting arrangements, were $23.9 million. LER also has concentrations of credit risk with certain individually significant counterparties. At June 30, 2011, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure) were $20.2 million, or 35.2% of LER’s total accounts receivable. Four of these five counterparties are investment-grade rated companies. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $19.0 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

9.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Interest income	$182	$402	$897	$1,298
Net investment gain (loss)	414	(433)	1,541	237
Other income	(21)	151	53	176
Other income deductions	(418)	(311)	(22)	3
Other Income and (Income Deductions) – Net	$157	$(191)	$2,469	$1,714

The increase in Other Income and (Income Deductions) – Net for the nine months ended June 30, 2011, compared with the nine months ended June 30, 2010, was primarily due to higher net investment gains, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs, and other minor variations. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

10.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also includes Laclede Gas’ non-regulated propane transactions and propane storage services. Accounting policies are described in Note 1. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of ASC Topic 980. Those types of transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
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

		Non-
	Regulated	Regulated
	Gas	Gas
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
June 30, 2011
Revenues from external customers	$151,423	$167,770	$18,289	$—	$337,482
Intersegment revenues	—	6,539	260	—	6,799
Total Operating Revenues	151,423	174,309	18,549	—	344,281
Net Economic Earnings	5,363	2,747	6,536	—	14,646
Total assets	1,582,214	175,606	121,088	(136,604)	1,742,304

Nine Months Ended
June 30, 2011
Revenues from external customers	$815,665	$476,776	$18,413	$—	$1,310,854
Intersegment revenues	1,576	19,052	779	—	21,407
Total Operating Revenues	817,241	495,828	19,192	—	1,332,261
Net Economic Earnings	53,000	6,028	6,468	—	65,496
Total assets	1,582,214	175,606	121,088	(136,604)	1,742,304

Three Months Ended
June 30, 2010
Revenues from external customers	$124,023	$195,988	$195	$—	$320,206
Intersegment revenues	722	3,319	260	—	4,301
Total Operating Revenues	124,745	199,307	455	—	324,507
Net Economic Earnings	32	4,053	340	—	4,425
Total assets	1,580,772	180,830	135,887	(120,569)	1,776,920

Nine Months Ended
June 30, 2010
Revenues from external customers	$778,332	$638,196	$10,720	$—	$1,427,248
Intersegment revenues	2,862	20,109	779	—	23,750
Total Operating Revenues	781,194	658,305	11,499	—	1,450,998
Net Economic Earnings	40,904	12,452	4,189	—	57,545
Total assets	1,580,772	180,830	135,887	(120,569)	1,776,920

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Total Net Economic Earnings above	$14,646	$4,425	$65,496	$57,545
Add: Unrealized gain (loss) on energy-related
derivative contracts, net of tax	744	306	1,156	(1,908)
Net Income	$15,390	$4,731	$66,652	$55,637

11.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2011 are estimated at approximately $676 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
In order to enhance its technology, customer service, and business processes, Laclede Gas began a multi-year project to replace most of the Utility’s existing software applications. At June 30, 2011, the Utility was contractually committed to project costs of approximately $14 million, most of which will be capital expenditures, and plans to pay approximately $8 million during the fourth quarter of fiscal year 2011. Total Utility capital expenditures for fiscal year 2011 are estimated at approximately $72 million, including payments associated with these commitments.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At June 30, 2011, the maximum guarantees under these leases are $0.9 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At June 30, 2011, the carrying value of the liability recognized for these guarantees was $0.2 million.
Laclede Group had guarantees totaling $99.3 million for performance and payment of certain gas supply transactions by LER, as of June 30, 2011. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $5.0 million, bringing the total to $104.3 million in guarantees outstanding at July 29, 2011. No amounts have been recorded for these guarantees in the financial statements. As of June 30, 2011, management believes the likelihood that Laclede Group will be required to make payments under these guarantees is remote.

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

Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas, and other past and current owners of the site, participate in the follow up investigations of the site. The Company is evaluating the Attorney General’s request to ascertain whether, or to what extent, it will be involved in additional site investigations and/or site remediation.
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
In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted Laclede Gas’ corporate reorganization into a holding company structure. Laclede Gas filed a counterclaim against the MoPSC Staff alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. However, on November 3, 2010, the MoPSC issued an Order dismissing Laclede Gas’ counterclaim for failure to state a claim upon which relief may be granted. On February 4, 2011, the MoPSC issued an Order finding that Laclede Gas violated the terms of the 2001 Stipulation and Agreement pertaining to Laclede Gas’ corporate reorganization and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas filed a petition with the Cole County Circuit Court seeking judicial review of the February 4 Order. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.
Subsequent to the July 7, 2010 complaint, the MoPSC Staff filed a related complaint on October 6, 2010 against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to dismiss, which were granted by the Commission on December 22, 2010. On January 26, 2011, the Commission also dismissed certain counts of the complaint against Laclede Gas. The remaining counts and a counterclaim against the Staff, filed by Laclede Gas, are still pending before the Commission. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.
On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. The Company believes that the allegations lack merit and is vigorously defending its position. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the consolidated financial position and results of operations of the Company.
Laclede Group and its subsidiaries are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

12.	SUBSEQUENT EVENT

On July 18, 2011, Laclede Gas entered into a new syndicated line of credit of $300 million, which is scheduled to expire in July 2016. This replaced the previous $320 million line of credit that terminated on that same date, which was set to expire in December 2011. The largest portion provided by a single bank in the new line of credit is 17.9%. The line of credit supports the sale of commercial paper or can be used directly. Like the previous line of credit, the new line includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On June 30, 2011, total debt was 47% of capitalization. While the previous line required earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense, the new line does not contain such provision.
Also on July 18, 2011, Laclede Group entered into a new syndicated line of credit of $50 million, which will expire in July 2016. This replaced the previous $50 million in working capital lines of credit, which were set to expire in September 2011. Laclede Group’s lines of credit have been used to provide for seasonal funding needs of various subsidiaries. Like the previous lines of credit, the new line includes a covenant limiting total debt of the consolidated Laclede Group to no more than 70% of total capitalization. This ratio stood at 39% on June 30, 2011.

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

•	the impact of changes and volatility in natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability, particularly those changes that impact supply for and access to our markets in which our subsidiaries transact business;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	regulatory assets
	•	non-regulated and affiliated transactions
	•	franchise renewals
	•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards, including the effect of potential changes relative to adoption of or convergence with international accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
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

In June 2011, the Company’s Board of Directors named Ms. Suzanne Sitherwood, age 50, as successor to Mr. Douglas H. Yaeger, who will retire on February 1, 2012. Ms. Sitherwood will become President of the Company effective September 1, 2011 and Chief Executive Officer effective upon Mr. Yaeger’s retirement. In connection with Mr. Yaeger’s transition to retirement, Mr. Yaeger will relinquish his title of President of the Company on September 1, 2011. For further information relative to Ms. Sitherwood’s employment, refer to the Company’s Form 8-K filed with the SEC on June 21, 2011. On July 28, 2011, the Company's Board of Directors elected Ms. Sitherwood to the board effective September 1, 2011.

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

Quarter Ended June 30, 2011

(Millions, except per share amounts)	Net Economic Earnings (Non-GAAP)	Add: Unrealized gain (loss) on energy-related derivative contracts*	Net Income (GAAP)

Quarter Ended June 30, 2011
Regulated Gas Distribution	$5.4	$—	$5.4
Non-Regulated Gas Marketing	2.7	0.8	3.5
Other	6.5	—	6.5
Total	$14.6	$0.8	$15.4
Per Share Amounts **	$0.65	$0.04	$0.69

Quarter Ended June 30, 2010
Regulated Gas Distribution	$—	$—	$—
Non-Regulated Gas Marketing	4.1	0.3	4.4
Other	0.3	—	0.3
Total	$4.4	$0.3	$4.7
Per Share Amounts **	$0.20	$0.01	$0.21

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of unrealized gain (loss) on energy-related derivative contracts. For the quarters ended June 30, 2011 and 2010, the amounts of income tax expense included in the reconciling items above are $0.5 million and $0.2 million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $15.4 million for the quarter ended June 30, 2011, compared with $4.7 million for the quarter ended June 30, 2010. Basic and diluted earnings per share for the quarter ended June 30, 2011 were $0.69 compared with basic and diluted earnings per share of $0.21 for the quarter ended June 30, 2010. Earnings increased compared to last year primarily due to the effect of an April 2011 non-regulated sale of propane inventory recorded in Other income and improved results reported by Laclede Group’s Regulated Gas Distribution segment. These increases were partially offset by lower income reported by Laclede Group’s Non-Regulated Gas Marketing segment. Net economic earnings were $14.6 million for the quarter ended June 30, 2011 compared with $4.4 million for the same quarter last year. Net economic earnings per share were $0.65 for the quarter ended June 30, 2011 compared with $0.20 for the quarter ended June 30, 2010.

Both Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings increased by $5.4 million for the quarter ended June 30, 2011, compared with the quarter ended June 30, 2010. The increase was primarily due to the following factors, quantified on a pre-tax basis (except for the income tax item):

•	the benefit of the general rate increase, effective September 1, 2010, totaling $7.9 million,
•	increased net investment gains, totaling $0.8 million; and,
•	the net effect of changes in unrecognized tax benefits recorded in earnings, totaling $0.7 million.

These benefits were partially offset by the following factors:

•	lower Infrastructure System Replacement Surcharge (ISRS) revenues, totaling $2.0 million; and,
•	increases in operation and maintenance expense, totaling $2.4 million.

The Non-Regulated Gas Marketing segment reported GAAP earnings totaling $3.5 million, a decrease of $0.9 million compared with the same quarter last year. Net economic earnings for the quarter ended June 30, 2011 decreased $1.4 million from the quarter ended June 30, 2010. These decreases were primarily due to the effect of 16% lower sales volumes and reduced margins on sales of natural gas by LER. The reduced volumes and sales margins were driven primarily by narrow regional price differentials and limited price volatility that have prevailed in the marketplace throughout the year and become the norm in the marketplace.

Both Other net income and Other net economic earnings increased $6.2 million compared with the same period last year primarily due to the effect of Laclede Gas’ April 2011 sale of 320,000 barrels of propane from inventory that were no longer required to serve utility customers. The revenues from this non-regulated transaction were $17.9 million and the resulting income, net of income taxes, totaled $6.1 million.

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

Regulated Gas Distribution Operating Revenues for the quarter ended June 30, 2011 were $151.4 million, or $26.7 million more than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 82.1% colder than the same quarter last year, but 15.5% warmer than normal. Total system therms sold and transported were 111.8 million for the quarter ended June 30, 2011 compared with 102.2 million for the same period last year. Total off-system therms sold and transported were 64.0 million for the quarter ended June 30, 2011 compared with 31.5 million for the same period last year. The increase in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher off-system sales volumes	$13.5
General rate increase, effective September 1, 2010	7.9
Higher system sales volumes and other variations	5.2
Higher prices charged for off-system sales	2.3
Lower ISRS revenues	(2.0)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(0.2)
Total Variation	$26.7

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the quarter ended June 30, 2011 increased $22.5 million from the same quarter last year. Natural and propane gas expense increased $19.3 million, or 33.7%, from last year’s level, primarily attributable to higher off-system gas expense and increased system volumes purchased for sendout. Other operation and maintenance expenses increased $2.4 million, or 6.0%, primarily due to higher net pension expense and increased group insurance charges, partially offset by decreased maintenance charges and a higher rate of overheads capitalized. Depreciation and amortization expense increased $0.5 million, or 4.9%, primarily due to additional depreciable property. Taxes, other than income taxes, increased $0.3 million, or 2.6%, primarily due to increased gross receipts taxes (attributable to increased system sales revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $25.0 million primarily due to the effect of 16% lower sales volumes, partially offset by higher per unit gas prices charged by LER. The decrease in Non-Regulated Gas Marketing Operating Expenses, totaling $23.7 million, was primarily associated with decreased volumes purchased, partially offset by higher prices charged by suppliers.

Other Operating Revenues and Operating Expenses

Other Operating Revenues increased $18.1 million primarily due to the effect of the aforementioned non-regulated sale of propane inventory by Laclede Gas. The increase in Other Operating Expenses, totaling $8.0 million, was primarily due to expenses associated with this propane transaction.

Interest Charges

The $0.6 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. Average short-term interest rates were 0.3% for both the quarters ended June 30, 2011 and June 30, 2010. Average short-term borrowings were $0.4 million for the quarter ended June 30, 2011 compared with $85.5 million for the quarter ended June 30, 2010.

Income Taxes

The $3.2 million increase in income taxes was primarily due to higher pre-tax income, partially offset by the effects of various property-related deductions and net changes in unrecognized tax benefits recorded in earnings.

Nine Months Ended June 30, 2011

(Millions, except per share amounts)	Net Economic Earnings (Non-GAAP)	Add: Unrealized gain (loss) on energy-related derivative contracts*	Net Income (GAAP)

Nine Months Ended June 30, 2011
Regulated Gas Distribution	$53.0	$—	$53.0
Non-Regulated Gas Marketing	6.0	1.2	7.2
Other	6.5	—	6.5
Total	$65.5	$1.2	$66.7
Per Share Amounts **	$2.93	$0.05	$2.98

Nine Months Ended June 30, 2010
Regulated Gas Distribution	$40.9	$(0.1)	$40.8
Non-Regulated Gas Marketing	12.4	(1.8)	10.6
Other	4.2	—	4.2
Total	$57.5	$(1.9)	$55.6
Per Share Amounts **	$2.59	$(0.09)	$2.50

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of unrealized gain (loss) on energy-related derivative contracts. For the nine months ended June 30, 2011 and 2010, the amounts of income tax expense (benefit) included in the reconciling items above are $0.7 million and $(1.2) million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $66.7 million for the nine months ended June 30, 2011, compared with $55.6 million for the nine months ended June 30, 2010. Basic and diluted earnings per share for the nine months ended June 30, 2011 were $2.99 and $2.98, respectively, compared with basic and diluted earnings per share of $2.51 and $2.50, respectively, for the nine months ended June 30, 2010. Earnings increased compared to last year primarily due to improved results reported by Laclede Group’s Regulated Gas Distribution segment and increased Other income, partially offset by lower income reported by Laclede Group’s Non-Regulated Gas Marketing segment. Net economic earnings were $65.5 million for the nine months ended June 30, 2011 compared with $57.5 million for the same period last year. Net economic earnings per share were $2.93 for the nine months ended June 30, 2011 compared with $2.59 for the nine months ended June 30, 2010.

Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings increased by $12.2 million and $12.1 million, respectively, for the nine months ended June 30, 2011 compared with the nine months ended June 30, 2010. These increases were primarily attributable to the following factors, quantified on a pre-tax basis (except for the income tax item):

•	the benefit of the general rate increase, effective September 1, 2010, totaling $22.7 million,
•	increased net investment gains, totaling $1.2 million; and,
•	the net effect of changes in unrecognized tax benefits recorded in earnings, totaling $0.9 million.

These factors were partially offset by:

•	lower Infrastructure System Replacement Surcharge (ISRS) revenues, totaling $5.5 million; and,
•	lower system gas sales volumes and other variations, totaling $1.6 million.

The Non-Regulated Gas Marketing segment reported a decrease in GAAP earnings of $3.4 million compared with the same period last year. Net economic earnings for the nine months ended June 30, 2011 decreased $6.4 million from the nine months ended June 30, 2010. The decreased net economic earnings were primarily due to LER’s reduced margins on sales of natural gas and the effect of 16% lower sales volumes. The reduced sales margins and volumes were driven primarily by narrow regional price differentials and limited price volatility that have prevailed in the marketplace throughout the year and become the norm in the marketplace. On a GAAP basis, the reduced sales margins also included the effect of after-tax net unrealized gains from certain of LER’s energy-related derivative contracts, totaling $1.2 million, recognized in earnings during the nine months ended June 30, 2011, compared with after-tax net unrealized losses totaling $1.8 million, recognized during the nine months ended June 30, 2010.

Both Other net income and Other net economic earnings increased $2.3 million compared with the same period last year primarily due to the effect of non-regulated propane transactions by Laclede Gas in both periods. During the nine months ended June 30, 2011, Laclede Gas sold 320,000 barrels of propane from inventory that was no longer required to serve its utility customers. This transaction resulted in income, net of income taxes, totaling $6.1 million. This amount was partially offset by the effect of a propane transaction in the wholesale market during the nine months ended June 30, 2010. That transaction resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory, resulting in income, net of income taxes, totaling $3.7 million.

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

Regulated Gas Distribution Operating Revenues for the nine months ended June 30, 2011 were $817.2 million, or $36.0 million more than the same period last year. Temperatures experienced in the Utility’s service area during the nine months ended June 30, 2011 were essentially normal and the same as last year. Total system therms sold and transported were 808.8 million for the nine months ended June 30, 2011 compared with 820.9 million for the same period last year. Total off-system therms sold and transported were 202.1 million for the nine months ended June 30, 2011 compared with 70.7 million for the same period last year. The increase in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher off-system sales volumes	$58.7
General rate increase, effective September 1, 2010	22.7
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(19.8)
Lower system sales volumes and other variations	(15.2)
Lower ISRS revenues	(5.5)
Lower prices charged for off-system sales	(4.9)
Total Variation	$36.0

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the nine months ended June 30, 2011 increased $21.5 million from the same period last year. Natural and propane gas expense increased $21.2 million, or 4.3%, from last year’s level, primarily attributable to higher off-system gas expense, partially offset by lower rates charged by our suppliers and decreased system volumes purchased for sendout. Other operation and maintenance expenses increased $0.7 million, or 0.6%, primarily due to due to higher net pension expense and increased group insurance charges, partially offset by decreased maintenance charges and a higher rate of overheads capitalized. Depreciation and amortization expense increased $1.1 million, or 3.9%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $1.5 million, or 2.8%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $162.5 million primarily due to the effect of 16% lower sales volumes and lower per unit gas prices charged by LER. The decrease in Non-Regulated Gas Marketing Operating Expenses, totaling $156.9 million, was primarily associated with decreased volumes purchased and lower prices charged by suppliers.

Other Operating Revenues and Operating Expenses

Other Operating Revenues increased $7.7 million primarily due to the year-over-year effect of the aforementioned propane transactions by Laclede Gas. The increase in Other Operating Expenses, totaling $4.0 million, was primarily due to higher expenses associated with this year’s propane transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $0.8 million primarily due to higher net investment gains, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs, and other minor variations. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Interest Charges

The $1.0 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. Average short-term interest rates were 0.3% and 0.2% for the nine months ended June 30, 2011 and June 30, 2010, respectively. Average short-term borrowings were $61.1 million for the nine months ended June 30, 2011 compared with $114.4 million for the nine months ended June 30, 2010.

Income Taxes

The $3.4 million increase in income taxes was primarily due to higher pre-tax income, partially offset by the effects of various property-related deductions and net changes in unrecognized tax benefits recorded in earnings.

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

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted Laclede Gas’ corporate reorganization into a holding company structure. Laclede Gas filed a counterclaim against the MoPSC Staff alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. However, on November 3, 2010, the MoPSC issued an Order dismissing Laclede Gas’ counterclaim for failure to state a claim upon which relief may be granted. On February 4, 2011, the MoPSC issued an Order finding that Laclede Gas violated the terms of the 2001 Stipulation and Agreement pertaining to Laclede Gas’ corporate reorganization and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas filed a petition with the Cole County Circuit Court seeking judicial review of the February 4 Order. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.

Subsequent to the July 7, 2010 complaint, the MoPSC Staff filed a related complaint on October 6, 2010 against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to dismiss, which were granted by the Commission on December 22, 2010. On January 26, 2011, the Commission also dismissed certain counts of the complaint against Laclede Gas. The remaining counts and a counterclaim against the Staff, filed by Laclede Gas, are still pending before the Commission. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.

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

On October 29, 2010, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.6 million annually, $2.5 million of which the MoPSC approved effective January 7, 2011. Also, on May 2, 2011, the Utility made another ISRS filing with the Commission designed to increase revenues by $2.3 million annually, which was approved by the MoPSC effective July 8, 2011.

On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. The Company believes that the allegations lack merit and is vigorously defending its position. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the consolidated financial position and results of operations of the Company.

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

There were no significant changes to these critical accounting policies during the nine months ended June 30, 2011. For discussion of other significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2010.

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

Net cash provided by operating activities was $201.3 million for the nine months ended June 30, 2011, compared with $157.8 million for the same period last year. The improvement is primarily attributable to reduced cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations in the timing of the collection of gas costs under the PGA Clause, as well as improved operating earnings of the Utility. These factors were partially offset by a reduction in operating cash flows at LER.

Net cash used in investing activities for the nine months ended June 30, 2011 was $47.0 million compared with $43.8 million for the nine months ended June 30, 2010. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash used in financing activities was $180.3 million for the nine months ended June 30, 2011 compared with $79.3 million for the nine months ended June 30, 2010. The variation primarily reflects increased repayments of short-term debt and the maturity of long-term debt this year.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Investments

Laclede Group had short-term investments totaling $20.3 million at June 30, 2011, earning an average interest rate of 0.2%. These investments, which are presented in the Cash and cash equivalents line of the Consolidated Balance Sheets, were diversified among several money market funds and interest-bearing deposits at highly-rated commercial banks. The money market funds are accessible by the Company on demand. The bank deposits are also generally available on demand, though the banks reserve the right to require seven days’ notice for a withdrawal. These funds are used to support the working capital needs of the Company’s subsidiaries. The balance of short-term investments ranged between $13.3 million and $85.8 million during the nine months ended June 30, 2011. Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the nine months ended June 30, 2011.

Short-term Debt

As indicated in the discussion of cash flows above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At June 30, 2011, Laclede Gas had a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line was scheduled to expire in December 2011. However, on July 18, 2011, Laclede Gas entered into a new syndicated line of credit of $300 million, scheduled to expire in July 2016, which replaced the previous line which terminated on that same date. The largest portion provided by a single bank in the new line of credit is 17.9%. Laclede Gas’ previous and new lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization. The previous line also required earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On June 30, 2011, total debt was 47% of total capitalization. For the twelve months ended June 30, 2011, EBITDA was 5.51 times interest expense.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. At June 30, 2011, Laclede Group had $50 million in working capital lines of credit, scheduled to expire in September 2011, to meet short-term liquidity needs of its subsidiaries. On July 18, 2011, Laclede Group entered into a new syndicated line of credit of $50 million, scheduled to expire in July 2016, which replaced the previous line which terminated on that same date. Both the previous and new lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 39% on June 30, 2011. These lines have been used to provide for seasonal funding needs of various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the nine months ended June 30, 2011, other than minimal one-day draws under each line for administrative purposes.

Information about Laclede Group’s consolidated short-term borrowings (excluding intercompany borrowings) during the nine months ended June 30, 2011 and as of June 30, 2011, is presented below:

Laclede Gas Commercial Paper Borrowings

Nine Months Ended June 30, 2011
Weighted average borrowings outstanding	$61.1 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 – $172.1 million

As of June 30, 2011
Borrowings outstanding at end of period	None
Weighted average interest rate	N/A

Based on average short-term borrowings for the nine months ended June 30, 2011, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $0.6 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt, Equity, and Shelf Registrations

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the nine months ended June 30, 2011, pursuant to this authority, the Utility sold 29 shares of its common stock to Laclede Group for $1.1 million. For more information on these sales of stock, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. As of July 29, 2011, $516.3 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At June 30, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 400,000 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. At June 30, 2011, there were 297,488 shares remaining available for issuance under this Form S-3. The Company anticipates filing a Form S-3 immediately after the filing of this quarterly report on Form 10-Q to replace the existing Form S-3, which is scheduled to expire later this year. In addition, on January 28, 2011, Laclede Group filed an automatic shelf registration statement on Form S-3 for the issuance of equity and debt securities. No securities have been issued under that S-3. The amount, timing and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At June 30, 2011, the maximum guarantees under these leases were $0.9 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At June 30, 2011, the carrying value of the liability recognized for these guarantees was $0.2 million.

Laclede Group had guarantees totaling $99.3 million for performance and payment of certain gas supply transactions by LER, as of June 30, 2011. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $5.0 million, bringing the total to $104.3 million in guarantees outstanding at July 29, 2011. No amounts have been recorded for these guarantees in the financial statements.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company and the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $46.8 million for the nine months ended June 30, 2011, compared with $39.7 million for the same period last year. Non-utility capital expenditures were $0.3 million for the nine months ended June 30, 2011, compared with $0.6 million for the nine months ended June 30, 2010. Total Utility capital expenditures for fiscal year 2011 are estimated at approximately $72 million, including expected fourth quarter expenditures associated with a multi-year software replacement project that Laclede Gas recently began in order to enhance its technology, customer service, and business processes.

Consolidated capitalization at June 30, 2011 consisted of 61.4% Laclede Group common stock equity and 38.6% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at June 30, 2011 and at September 30, 2010, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance and Delayed customer billings. The Consolidated Balance Sheet at June 30, 2010 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of June 30, 2011, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	2016 and thereafter
Principal Payments on Long-Term Debt	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt	463.6	2.5	45.1	42.7	373.3
Capital Leases (a)	0.3	0.1	0.1	0.1	—
Operating Leases (a)	12.7	1.3	7.8	3.6	—
Purchase Obligations – Natural Gas (b)	676.3	150.0	484.2	27.5	14.6
Purchase Obligations – Other (c)	108.3	15.4	35.8	19.2	37.9
Total (d)	$1,626.2	$169.3	$598.0	$93.1	$765.8

(a)
Lease obligations are primarily for office space, office equipment, vehicles, and power operated equipment in the Regulated Gas Distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Regulated Gas Distribution and Non-Regulated Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2011 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $5.7 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. At this writing, the Company does not expect to make contributions to its qualified, trusteed pension plans during the remaining three months of fiscal year 2011. Laclede Gas anticipates a $0.1 million contribution relative to its non-qualified pension plans during the remaining three months of fiscal year 2011. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $5.6 million to the qualified trusts and $0.1 million directly to participants from Laclede Gas’ funds during the remaining three months of fiscal year 2011. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

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

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. Pursuant to this risk management policy, LER manages the price risk associated with its fixed-price commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures and swap contracts traded on or cleared through the NYMEX to lock in margins. At June 30, 2011 and 2010, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.

As mentioned above, LER uses natural gas futures and swap contracts traded on or cleared through the NYMEX to manage the commodity price risk associated with its fixed-price natural gas purchase and sale commitments. These derivative instruments are generally designated as cash flow hedges of forecasted purchases or sales. Such accounting treatment generally permits a substantial portion of the gain or loss to be deferred from recognition in earnings until the period that the associated forecasted purchase or sale is recognized in earnings. To the extent a hedge is effective, gains or losses on the derivatives will be offset by changes in the value of the hedged forecasted transactions. Accordingly, the Company does not expect any material earnings impact associated with the use of these instruments. Information about the fair values of LER’s exchange-traded/cleared natural gas derivative instruments is presented below:

(Thousands)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin

Net balance of derivative (liabilities) assets at September 30, 2010	$(9,962)	$11,568	$1,606
Changes in fair value	906	—	906
Settlements	2,953	—	2,953
Changes in cash margin	—	(3,507)	(3,507)
Net balance of derivative (liabilities) assets at June 30, 2011	$(6,103)	$8,061	$1,958

	At June 30, 2011
	Maturity by Fiscal Year
(Thousands)	Total	2011	2012	2013
Fair values of exchange-traded/cleared natural gas derivatives - net	$(6,103)	$(2,477)	$(3,597)	$(29)

MMBtu – net long (short) futures/swap positions	(4,873)	(1,555)	(3,393)	75

Many of LER’s physical natural gas derivative contracts are designated as normal purchases or normal sales, as permitted by GAAP. This election permits the Company to account for the contract in the period the natural gas is delivered. However, certain contracts do not qualify for this election under GAAP and are required to be accounted for as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal year 2013:

(Thousands)

Net balance of derivative assets at September 30, 2010	$168
Changes in fair value	2,523
Settlements	(677)
Net balance of derivative assets at June 30, 2011	$2,014

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the nine months ended June 30, 2011, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.6 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At June 30, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 35 of this report.

Laclede Group and its subsidiaries are involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the consolidated financial position or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2011, the Board of Directors of Laclede Gas approved the sale of 9 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.3 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 5. Other Information

(a)
On July 28, 2011, the Company’s Board of Directors approved increasing the size of the board from 9 to 10 effective September 1, 2011.  The Board also appointed Suzanne Sitherwood, who will become president of the Company on September 1, 2011, to fill the vacancy created by the new director position.  While Ms. Sitherwood will be in the class of directors whose term expires at the annual meeting in January 2013, the Company will seek shareholder ratification of her election at the next annual meeting.

The Board also approved recognition awards, each in the amount of $100,000, to Messrs. Waltermire, the Company’s Chief Financial Officer and the Utility’s Senior Vice President and Chief Financial Officer, and Spotanski, the Utility’s Senior Vice President of Operations and Marketing, in recognition of their past and continued leadership commitment to Laclede.  These awards will vest on September 30, 2012 and be payable within 30 days thereafter.  The awards become payable in full upon a change in control or payable on a pro rata basis if the awardee ceases to be an employee due to death, disability, or termination without cause.  Change in control, disability, and cause are all as defined in the Company’s annual incentive plan.

In addition, the Board approved an amendment to the Restricted Stock Plan for Non-Employee Directors to increase the annual grants to non-employee directors by 150 shares effective with the next grants in January 2012.  The annual grants for the six directors who have no benefit under the Retirement Plan for Non-Employee Directors will be increased from 1,600 to 1,750 shares and for the two directors with vested benefits under the Retirement Plan will be increased from 1,450 to 1,600 shares.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	July 29, 2011	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

10.1	-	Severance Benefits Agreement with Suzanne Sitherwood effective September 1, 2011

10.2	-	Performance Contingent Restricted Stock Agreement with Suzanne Sitherwood effective September 1, 2011

10.3	-	Restricted Stock Unit Award Agreement with Suzanne Sitherwood effective September 1, 2011

10.4	-
Loan agreement with Laclede Gas Company dated July 18, 2011 with several banks, including Wells Fargo Bank, National Association as administrative agent, U. S. Bank National Association as lead arranger, and JPMorgan Chase Bank, N. A. as documentation agent

10.5	-
Loan agreement with The Laclede Group, Inc. dated July 18, 2011 with several banks, including Wells Fargo Bank, National Association as administrative agent, U. S. Bank National Association as lead arranger, and JPMorgan Chase Bank, N. A. as documentation agent

10.6	-	Amendment to the 2009 Restricted Stock Plan for Non-Employee Directors

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.