Form 10-K
period 2011-09-30
LACLEDE GROUP INC
filed 2011-11-21
CIK 1126956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended September 30, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-16681

THE LACLEDE GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	74-2976504 (I.R.S. Employer Identification number)
720 Olive Street St. Louis, MO 63101 (Address and zip code of principal executive offices) 314-342-0500 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant:

is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ] No [     ]

is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] No [ X ]

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant:

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
amounted to $793,509,957 as of March 31, 2011.

As of November 17, 2011, there were 22,418,273 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

Document Incorporated by Reference:
    Portions of Proxy Statement dated December 19, 2011 — Part III
Index to Exhibits is found on page 98.

FILING FORMAT

The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility) previously filed joint Forms 10-K, with the Utility’s Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 99.1 in the combined reports. In fiscal year 2011, the Company and the Utility began filing separate periodic reports with the SEC.

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

•	the impact of changes and volatility in natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability, particularly those changes that impact supply for and access to our markets in which our subsidiaries transact business;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	regulatory assets
	•	non-regulated and affiliate transactions
	•	franchise renewals
	•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards, including the effect of potential changes relative to adoption of or convergence with international accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
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

Item 1. Business

Overview

The Laclede Group, Inc. (Laclede Group or the Company) is a public utility holding company formed through a corporate restructuring that became effective October 1, 2001. Laclede Group is committed to providing reliable natural gas service through its regulated core utility operations while engaging in non-regulated activities that provide additional earnings and growth. All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment includes the regulated operations of Laclede Gas Company (Laclede Gas or the Utility), Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas is the largest natural gas distribution utility in Missouri, serving approximately 625,000 residential, commercial, and industrial customers in the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes Laclede Energy Resources, Inc. (LER), a wholly-owned subsidiary engaged in the marketing of natural gas and related activities on a non-regulated basis. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. As such, LER’s operations and customer base are more subject to fluctuations in market conditions than the Utility. Other subsidiaries provide less than 10% of consolidated revenues. As of September 30, 2011, Laclede Group had 1,638 employees, including 14 part-time employees.

Operating Revenues contributed by each segment for the last three fiscal years are presented below. For more detailed financial information regarding the segments, see Note 14 of the Notes to Consolidated Financial Statements.

(Thousands)	2011	2010	2009
Regulated Gas Distribution	$913,190	$864,297	$1,053,993
Non-Regulated Gas Marketing	669,375	858,782	836,865
Other	20,742	11,950	4,340
Total Operating Revenues	$1,603,307	$1,735,029	$1,895,198

The following chart illustrates the organization structure of The Laclede Group, Inc. at September 30, 2011*:

Organization Structure

The Laclede Group, Inc.

Laclede Gas Company	Laclede Investment LLC		Laclede Development Company	Laclede Pipeline Company

	Laclede Energy Resources, Inc.		Laclede Venture Corp.

Laclede Gas Family Services, Inc.

*In October 2011, Laclede Group added a new wholly-owned subsidiary, which is not yet operational. LER Storage Services, Inc. was formed as a wholly-owned subsidiary of LER. This Missouri entity has entered into a precedent agreement for natural gas storage capacity commencing in fiscal 2013 for the purpose of providing natural gas storage services and natural gas sales.

Laclede Group’s common stock is listed on The New York Stock Exchange and trades under the ticker symbol “LG.”

The following table shows shares issued under Laclede Group’s Dividend Reinvestment and Stock Purchase Plan (DRIP) and its Equity Incentive Plan:

	2011	2010
DRIP	43,354	42,733
Equity Incentive Plan:
Employee restricted stock awards	64,476	69,451
Employee stock options exercised	30,100	12,500
Total Shares Issued	137,930	124,684

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

In fiscal year 2011, Laclede Gas purchased natural gas from 28 different suppliers to meet current gas sales and storage injection requirements. The Utility entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature sensitive needs of its customers. Natural gas purchased by Laclede Gas for delivery to our utility service area through the Mississippi River Transmission Corporation (MRT) system totaled 60.2 billion cubic feet (Bcf). The Utility also holds firm transportation on several other interstate pipeline systems that provide access to gas supplies upstream of MRT. In addition to deliveries from MRT, 7.5 Bcf of gas was purchased on the Panhandle Eastern Pipe Line Company system, and 10.5 Bcf on the Southern Star Central Pipeline system. Some of the Utility’s commercial and industrial customers purchased their own gas with Laclede Gas transporting 15.5 Bcf to them through the Utility’s distribution system.

The fiscal year 2011 peak day sendout of natural gas to utility customers, including transportation customers, occurred on February 9, 2011, when the average temperature was 14 degrees Fahrenheit. On that day, our customers consumed 0.836 Bcf of natural gas. About 84% of this peak day demand was met with natural gas transported to St. Louis through the MRT, Panhandle, and Southern Star transportation systems, and the other 16% was met from the Utility’s on-system storage and peak shaving resources.

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

REGULATORY MATTERS

There were several significant regulatory developments over the past year. For more details, please see the Regulatory and Other Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 36 of this Form 10-K.

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

Laclede Gas’ residential, commercial, and small industrial markets represent more than 85% of the Utility’s Regulated Gas Distribution operating revenue. Given the current adequate level of natural gas supply and market conditions, Laclede believes that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In the new multi-family and commercial rental markets, Laclede Gas’ competitive exposure is presently limited to space and water heating applications. Certain alternative heating systems can be cost competitive in traditional markets, but the performance and reliability of natural gas systems have contained the growth of these alternatives.

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

*****

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 15 of the Notes to Consolidated Financial Statements.

*****

Laclede Gas has labor agreements with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represent approximately 62% of Laclede Gas’ employees. The agreements expire at midnight on July 31, 2012.

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

*****

Revenues, therms sold and transported, and customers of Laclede Gas for the last three fiscal years are as follows:

Regulated Gas Distribution Operating Revenues

(Thousands)	2011	2010	2009
Residential	$584,788	$589,350	$684,533
Commercial & Industrial	202,017	208,953	255,912
Interruptible	3,659	4,246	5,301
Transportation	14,426	13,378	14,394
Off-System and Capacity Release	100,225	38,988	85,822
Provision for Refunds and Other	8,075	9,382	8,031
Total	$913,190	$864,297	$1,053,993

Regulated Gas Distribution Therms Sold and Transported

(Thousands)	2011	2010	2009
Residential	497,171	506,576	509,025
Commercial & Industrial	228,080	231,292	238,675
Interruptible	5,098	6,267	5,678
Transportation	155,067	150,386	154,603
System Therms Sold and Transported	885,416	894,521	907,981
Off-System	223,000	70,966	163,020
Total Therms Sold and Transported	1,108,416	965,487	1,071,001

Regulated Gas Distribution Customers (End of Period)

	2011	2010	2009
Residential	584,926	586,974	588,792
Commercial & Industrial	39,995	40,264	40,608
Interruptible	15	18	17
Transportation	141	137	146
Total Customers	625,077	627,393	629,563

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

NON-REGULATED GAS MARKETING

LER, a wholly-owned subsidiary of Laclede Investment, LLC, and Laclede Group’s primary non-regulated business, is engaged in the marketing of natural gas and providing energy services to both on-system utility transportation customers and customers outside of Laclede Gas’ traditional service area. During fiscal year 2011, LER utilized 12 interstate pipelines and approximately 87 suppliers to market natural gas to its customers primarily in the Midwest. LER served more than 180 retail customers and approximately 90 wholesale customers. Through its retail operations, LER offers natural gas marketing services to large industrial customers, while its wholesale business consists of buying and selling natural gas to other marketers, producers, utilities, power generators, pipelines, and municipalities.

During the past several years, LER has been successful in growing its geographic footprint by significantly expanding its wholesale business, which currently represents approximately 85% of LER’s operating revenues. While LER reported record earnings in fiscal 2009, new pipeline infrastructure brought online across the country during 2009, along with a growing surplus of natural gas supplies, impacted the pricing dynamics of the marketplace resulting in an industry-wide narrowing of regional price differentials and limited price volatility, which has now become the current norm in the marketplace. Despite an increasingly challenging environment that has resulted in reduced per unit sales margins compared to fiscal 2009, LER remained solidly profitable in 2010 and 2011. Since 2009, LER expanded its market base of power plants that use natural gas to generate electricity. Natural gas has become a popular fuel for generating electricity, and LER remains committed to acquiring the resources necessary to serve this growing market.

LER enters into agreements to purchase natural gas at a future date in order to arrange supply to make physical sales of natural gas to its customers. To secure access to the markets it serves, LER contracts for transportation capacity with pipelines and, during the latter part of 2011, reduced its transportation costs through renegotiation of contracts that were up for renewal. To provide additional flexibility in serving its retail and wholesale customers, LER also enters into park and loan transactions with pipeline companies, whereby it pays a fee to deliver natural gas to the pipeline that is redelivered to LER at a specified future date, at which time LER sells the natural gas to a third party. Furthermore, commencing in fiscal 2013, LER expects to be able to arrange for the purchase and storage of natural gas inventory through its newly formed wholly-owned subsidiary, LER Storage Services, Inc. LER also uses New York Mercantile Exchange (NYMEX) and Ice Clear Europe (ICE) futures and swap contracts to manage commodity price risk. Natural gas commodity price risk and counterparty risk associated with LER’s contracts and business are closely measured and managed as it seeks new growth opportunities. LER’s revenues and sales volumes for the last three fiscal years are as follows:

(Thousands)	2011	2010	2009
Non-Regulated Gas Marketing Revenues	$669,375	$858,782	$836,865
Non-Regulated Gas Marketing Therms Sold	1,574,150	1,864,104	1,826,465

OTHER

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

These lines of business are not considered separately reportable operating segments as defined by current accounting standards. The Other category also includes Laclede Gas’ non-regulated propane services business. Effective April 1, 2011, Laclede Gas entered into an agreement to provide certain propane-related services to a third party, including the storage of propane. The capacity of Laclede Gas’ propane cavern facility is no longer needed in its entirety to serve utility customers and, as such, storage and other related services are being provided to this third party on a non-regulated basis.  Additionally, this category includes Laclede Gas’ non-regulated merchandise sales business, which ceased operations effective September 30, 2009.

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

Laclede Group is a holding company with no significant assets other than the stock of its operating subsidiaries and cash investments. Laclede Group, and Laclede Gas prior to Laclede Group’s formation, have paid dividends continuously since 1946. However, Laclede Group relies exclusively on dividends from its subsidiaries, on intercompany loans from its non-utility subsidiaries, and on the repayments of principal and interest from intercompany loans made to its subsidiaries for its cash flows. Laclede Group’s ability to pay dividends to its shareholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments to Laclede Group.

A downgrade in Laclede Group’s credit ratings may negatively affect its ability to access capital.

Currently, Laclede Group has investment grade credit ratings, which are subject to review and change by the rating agencies. Laclede Group has working capital lines of credit to meet the short-term liquidity needs of its subsidiaries. If the rating agencies lowered Laclede Group’s credit rating, particularly below investment grade, it might significantly limit its ability to borrow under its current credit facilities or to secure new or additional credit facilities and would likely increase its costs of borrowing. Laclede Group’s ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on its subsidiaries’ ability to execute their operating strategies.

Unexpected losses may adversely affect Laclede Group’s financial condition and results of operations.

As with most businesses, there are operations and business risks inherent in the activities of Laclede Group’s subsidiaries. If, in the normal course of business, Laclede Group becomes a party to litigation, such litigation could result in substantial monetary judgments, fines, or penalties or be resolved on unfavorable terms. In accordance with customary practice, Laclede Group and its subsidiaries maintain insurance against a significant portion of, but not all, risks and losses. In addition, in the normal course of its operations, Laclede Group and its subsidiaries may be exposed to loss from other sources, such as bad debt expense or the failure of a counterparty to meet its financial obligations. Laclede Group and its operating companies employ many strategies to gain assurance that such risks are appropriately managed, mitigated, or insured, as appropriate. To the extent a loss is not fully covered by insurance or other risk mitigation strategies, that loss could adversely affect the Company’s financial condition and results of operations.

Changes in accounting standards may adversely impact Laclede Group’s financial condition and results of operations.

The SEC continues to consider whether and how International Financial Reporting Standards (IFRS) should be incorporated into the United States (U.S.) financial reporting system, potentially replacing U.S. Generally Accepted Accounting Principles (GAAP). IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (IASB), which are rapidly gaining worldwide acceptance. The SEC has previously indicated that it expects to decide in 2011 whether IFRS will be required for U.S. issuers. The SEC has also previously indicated, on a preliminary basis, that if it decides to require IFRS, U.S. issuers would first report under the new standards beginning in approximately 2015 or 2016, at the earliest. Incorporation of IFRS could take several forms, including full first-time adoption or a standard-by-standard adoption over a specified period of time. Unlike U.S. GAAP, IFRS does not currently address the accounting for rate-regulated activities, such as those of Laclede Gas. As such, if IFRS were fully adopted in its current state, Laclede Gas may be precluded from applying regulatory accounting principles, including the recognition of regulatory assets and regulatory liabilities. Although the IASB previously began work on a project to address the accounting for rate-regulated activities, no further discussions are planned and the ultimate course of the project is unknown. Furthermore, there is no assurance that such project will result in the issuance of a final standard or that such a standard would be comparable to current U.S. GAAP. The potential issues associated with rate-regulated accounting, along with other potential changes associated with the adoption of IFRS, may adversely impact Laclede Group’s financial condition and results of operations, should adoption of IFRS be required. Also, the U.S. Financial Accounting Standards Board is considering various changes to U.S. GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. If approved, adoption of these changes may adversely impact Laclede Group’s financial condition and results of operations.

Increased inter-dependence on technology may adversely hinder Laclede Group’s business operations and affect its financial condition and results of operations if such technologies fail or are compromised.

Over the last several years, Laclede Group and its subsidiaries have implemented a variety of technological tools including both company-owned information technology and technological services provided by outside parties. These tools and systems support critical functions including the Utility’s integrated planning, scheduling and dispatching of field resources and its automated meter reading system. The failure of these or other similarly important technologies, or the Company’s inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and adversely impact its financial condition and results of operations. Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance that these efforts to date would protect against all potential issues related to the loss of any such technologies or their use. Furthermore, the Company is subject to cyber-security risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by the Company in the normal course of business, as well as breaches in the technology that manages natural gas distribution operations and other business processes. A loss of confidential or proprietary data or security breaches of other technology business tools could adversely affect the Company’s reputation, diminish customer confidence, disrupt operations, and subject the Company to possible financial liability, any of which could have a material affect on the Company’s financial condition and results of operations. The Company closely monitors both preventive and detective measures to manage these risks.

Failure to successfully implement new technology may adversely hinder Laclede Group’s business operations and affect its financial condition and results of operations.

In order to enhance its technology, customer service, and business processes, Laclede Group recently began a multi-year project to replace its existing work management, financial, and supply chain software applications with a new suite of systems including a company-wide enterprise resource planning (ERP) system. The implementation process involves a number of risks that may adversely hinder Laclede Group’s business operations and/or affect its financial condition and results of operations, if not implemented successfully. The new ERP system will replace multiple legacy systems, and successful implementation is expected to enhance and provide additional benefits to a variety of important business functions, including customer care and billing, procurement and accounts payable, operational plant logistics, management reporting, and external financial reporting. The ERP implementation is a complex and time-consuming project that involves substantial expenditures for system hardware, software, and implementation activities, as well as the transformation of business and financial processes.

As with any large software project, there are many factors that may materially affect the schedule, cost, and execution/implementation of this project. Those factors include, among others: problems during the design, implementation, and testing phases; system delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management’s attention from daily operations to the project; re-works due to changes in business processes or financial reporting standards; and other events beyond the Company’s control. These types of issues could disrupt Laclede Group’s business operations and/or its ability to timely and accurately process and report key components of its financial results and and/or complete important business processes such as the evaluation of its internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, material deviations from the project plan or unsuccessful execution of the plan may adversely affect the Company’s financial position and results of operations.

Resources expended to pursue business acquisitions may adversely affect Laclede Group’s financial position and results of operations.

From time to time, Laclede Group may seek to grow through strategic acquisitions. Attractive acquisition candidates may be difficult to acquire on economically acceptable terms. It is possible for Laclede Group to expend considerable resources pursuing an acquisition candidate, but for a variety of reasons such as changes in economic conditions, changes in the acquisition candidate’s business or concerns arising out of due diligence review, decide not to consummate a definitive transaction. To the extent that acquisitions are made, such acquisitions involve a number of risks, including but not limited to, the assumption of material liabilities, the diversion of management’s attention from daily operations to the integration of the acquisition, difficulties in assimilation and retention of employees, and regulatory approval. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial synergies expected to result from an acquisition do not develop. The failure to complete an acquisition successfully, or to integrate future acquisitions that it may choose to undertake could have an adverse effect on its  financial condition and results of operations.

RISKS THAT RELATE TO THE REGULATED GAS DISTRIBUTION SEGMENT

Regulation of the Utility business may impact rates it is able to charge, costs, and profitability.

The Missouri Public Service Commission (MoPSC or Commission) regulates many aspects of the Utility’s distribution operations, including construction and maintenance of facilities, operations, safety, the rates that the Utility may charge customers, the terms of service to its customers, transactions with its affiliates, and the rate of return that it is allowed to realize; as well as the accounting treatment for certain aspects of its operations. For further discussion of these accounting matters, see Critical Accounting Policies pertaining to Laclede Gas, beginning on page 33. Laclede Gas’ ability to obtain and timely implement rate increases and rate supplements to maintain the current rate of return depends upon regulatory discretion. There can be no assurance that it will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return.

Laclede Gas’ liquidity may be adversely affected by delays in recovery of its costs, due to regulation.

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

Laclede Gas’ liquidity and, in certain circumstances, its results of operations may be adversely affected by the cost of purchasing natural gas during periods in which natural gas prices are rising significantly.

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

In addition to longer-term debt that is issued to the public by the Utility under its mortgage and deed of trust dated February 1, 1945, Laclede Gas has relied, and continues to rely, upon shorter term borrowings or commercial paper supported by bank lines of credit to finance the execution of a portion of its operating strategies. The Utility is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The availability and cost of these credit sources is cyclical and these capital sources may not remain available to the Utility, or it may not be able to obtain funds at a reasonable cost in the future. Laclede Gas’ ability to borrow under its existing lines of credit depends on its compliance with the Utility’s obligations under the lines of credit. If the Utility were to breach any of the financial or other covenants under these agreements, its debt repayment obligations under them could be accelerated. Laclede Gas’ ability to issue commercial paper supported by its lines of credit, to issue long-term bonds, or to obtain new lines of credit also depends on current conditions in the credit markets. The Utility’s access to funds under committed short-term credit facilities, which are currently provided by a number of banks, is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Disruptions in the bank or capital financing markets as a result of economic uncertainty, changing or increased regulation of the financial sector, or failure of major financial institutions could adversely affect the Utility’s access to capital and negatively impact its ability to run its business and make strategic investments.

A downgrade in the Utility’s credit rating may negatively affect its ability to access capital.

Standard & Poor’s rating group, Moody’s Investors Service, and Fitch Ratings from time to time implement new requirements for various ratings levels. To maintain its current credit ratings in light of any new requirements, Laclede Gas may find it necessary to take steps to change its business plans in ways that may affect its results of operations. The Utility’s credit ratings remain at investment grade, but are subject to review and change by the rating agencies. If the rating agencies lowered the Utility’s ratings, particularly below investment grade, it could significantly limit its ability to borrow under its current credit facilities or to secure new or additional credit facilities and would likely increase its costs of borrowing. In addition, Laclede Gas would likely be required to pay a higher interest rate in future long-term financings and the Utility’s potential pool of investors and funding sources would likely decrease. Laclede Gas’ ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on its ability to execute operating strategies. Credit ratings are an independent assessment of the Utility’s ability to pay its obligations. Consequently, real or anticipated changes in credit ratings will generally affect the market value of the specific debt instruments that are rated.

Numerous environmental laws and regulations may require significant expenditures or increase operating costs.

Laclede Gas is subject to federal and state environmental laws and regulations affecting many aspects of its present and future operations. These laws and regulations require Laclede Gas to obtain and comply with a wide variety of environmental licenses, permits, inspections, and approvals. Failure to comply with these laws and regulations and failure to obtain any required permits and licenses may result in costs to the Utility in the form of fines, penalties or business interruptions, which may be material. In addition, existing environmental laws and regulations could be revised or reinterpreted and/or new laws and regulations could be adopted or become applicable to Laclede Gas or its facilities, thereby impacting the Utility’s cost of compliance. The discovery of presently unknown environmental conditions, including former manufactured gas plant sites, and claims against the Utility under environmental laws and regulations may result in expenditures and liabilities, which could be material. To the extent environmental compliance costs are not fully covered by insurance or recovered in rates from the Utility’s customers, those costs may have an adverse effect on Laclede Gas’ financial condition and results of operations.

Laclede Gas is subject to pipeline safety and system integrity laws and regulations that may require significant expenditures or significant increases in operating costs.

Such laws and regulations affect various aspects of Laclede Gas’ present and future operations. These laws and regulations require the Utility to maintain pipeline safety and system integrity by identifying and reducing pipeline risks. Compliance with these laws and regulations may result in increased capital, operating and other costs which may not be recoverable in a timely manner from customers in rates. Failure to comply may result in fines, penalties, or injunctive measures that would not be recoverable from customers in rates and could result in a material effect on Laclede Gas’ financial condition and results of operations.

Transporting, distributing, and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs.

There are inherent in gas distribution activities a variety of hazards and operations risks, such as leaks, accidental explosions, including third party damages, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to Laclede Gas. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. These activities may subject the Utility to litigation or administrative proceedings from time to time. Such litigation or proceedings could result in substantial monetary judgments, fines, or penalties against the Utility or be resolved on unfavorable terms. In accordance with customary industry practices, Laclede Gas maintains insurance against a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these events is not fully covered by insurance, it could adversely affect the Utility’s financial condition and results of operations.

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

Workforce risks may affect Laclede Gas’ financial results.

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

Catastrophic events may adversely affect Laclede Gas’ facilities and operations.

Catastrophic events such as fires, earthquakes, explosions, floods, tornados, terrorist acts, or other similar occurrences could adversely affect Laclede Gas’ facilities and operations. Laclede Gas has emergency planning and training programs in place to respond to events that could cause business interruptions. However, unanticipated events or a combination of events, failure in resources needed to respond to events, or slow or inadequate response to events may have an adverse impact on the Utility’s operations, financial condition, and results of operations. The availability of insurance covering catastrophic events may be limited or may result in higher deductibles, higher premiums and more restrictive policy terms.

RISKS THAT RELATE TO THE NON-REGULATED GAS MARKETING SEGMENT

Increased competition, regional fluctuations in natural gas commodity prices, and pipeline infrastructure projects may adversely impact LER’s future profitability.

Competition in the marketplace and regional fluctuations in natural gas commodity prices have a direct impact on LER’s business. Changing market conditions, the narrowing of regional and seasonal price differentials, and limited future price volatility may adversely impact LER’s sales margins or affect LER’s ability to serve certain customers, which may reduce sales profitability and/or increase certain credit requirements caused by reductions in netting capability. Although the FERC regulates the interstate transportation of natural gas and establishes the general terms and conditions under which LER may use interstate gas pipeline capacity to purchase and transport natural gas, LER must occasionally renegotiate its transportation agreements with a concentrated group of pipeline companies. Renegotiated terms of new agreements may impact LER’s future profitability. Profitability may also be adversely impacted if pipeline capacity or future storage capacity secured by LER is not fully utilized and/or its costs are not fully recovered.

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

In the course of its business, LER enters into contracts to purchase and sell natural gas at fixed prices and index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. LER currently manages the commodity price risk associated with fixed-price commitments for the purchase or sale of natural gas by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of natural gas futures and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. These exchange-traded/cleared contracts are generally designated as cash flow hedges of forecasted transactions. However, market conditions and regional price changes may cause ineffective portions of matched positions to result in financial losses. Additionally, to the extent that LER’s natural gas commitments do not qualify for the normal purchases or normal sales designation (or the designation is not elected), the contracts are recorded as derivatives at fair value each period. Accordingly, the associated gains and losses are reported directly in earnings and may cause volatility in results of operations.

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

Regulatory and legislative developments pertaining to the energy industry may adversely impact LER’s results of operations, financial condition and cash flows.

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

For further information on Laclede Gas’ leases see Note 15 of the Notes to Consolidated Financial Statements.

Other properties of Laclede Group, including LER, do not constitute a significant portion of its properties.

Item 3. Legal Proceedings

For a description of environmental matters, see Note 15 of the Notes to Consolidated Financial Statements. For a description of pending regulatory matters of Laclede Gas, see the Regulatory and Other Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 36.

Laclede Group and its subsidiaries are involved in litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes the final outcome will not have a material effect on the consolidated financial position or results of operations reflected in the consolidated financial statements presented herein.

EXECUTIVE OFFICERS OF THE REGISTRANT – Listed below are executive officers as defined by the SEC for Laclede Group. Their ages, at September 30, 2011, and positions are listed below along with their business experience during the past five years.

Name, Age, and Position with Company *	Appointed (1)

D. H. Yaeger, Age 62

Laclede Group
Chairman and Chief Executive Officer	October 2000
President	October 2000 to September 2011

Laclede Gas
Chairman, President, and Chief Executive Officer	January 1999

S. Sitherwood, Age 51

Laclede Group
President (2)	September 2011

M. D. Waltermire, Age 53

Laclede Group
Chief Financial Officer	October 2007

Laclede Gas
Senior Vice President and Chief Financial Officer	October 2007
Vice President – Operations & Marketing	April 2003

LER
Vice President	October 2007

M. C. Darrell, Age 53

Laclede Group
General Counsel	May 2004

Laclede Gas
Senior Vice President and General Counsel	October 2007
General Counsel	May 2004

R. A. Skau, Age 54

Laclede Gas
Senior Vice President – Human Resources	October 2007
Vice President – Human Resources	February 2004

M. R. Spotanski, Age 51

Laclede Gas
Senior Vice President – Operations and Marketing	October 2007
Vice President – Finance	January 2001

M. C. Kullman, Age 51

Laclede Group
Chief Governance Officer and Corporate Secretary	February 2004

Laclede Gas
Chief Governance Officer and Corporate Secretary	February 2004

LER
Secretary	February 1998

D. P. Abernathy, Age 50

Laclede Gas
Vice President and Associate General Counsel – Industrial Relations and Claims Management	October 2007

Vice President – Associate General Counsel	September 2004

M. C. Geiselhart, Age 52

Laclede Group
Vice President – Strategic Development and Planning	August 2006

Laclede Gas
Vice President – Strategic Development and Planning	August 2006

S. F. Mathews, Age 53

Laclede Gas
Vice President – Gas Supply	February 2003

M. C. Pendergast, Age 55

Laclede Gas
Vice President – Associate General Counsel	January 2002

S. P. Rasche, Age 51

Laclede Gas
Vice President – Finance (3)	November 2009

J. A. Fallert, Age 56

Laclede Gas
Controller	February 1998

S. E. Jaskowiak, Age 49

LER
President	January 2011
Vice President and General Manager	February 2005

*
The information provided relates to the Company and its principal subsidiaries. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.

(1)	Officers of Laclede are normally reappointed at the Annual Meeting of the Board of Directors in January of each year.
(2)
Ms. Sitherwood served as President of Atlanta Gas Light Company, Chattanooga Gas Company, and Florida City Gas, all of which are subsidiaries of AGL Resources, Inc., from November 2004 to September 2011. During that time, she also served as Senior Vice President of Southern Operations for AGL Resources, Inc.

(3)	Mr. Rasche served as the Chief Financial Officer for TLCVision Corporation from 2004 to November 2009.

Mr. Douglas H. Yaeger has announced his retirement effective at the end of January 2012. Ms. Sitherwood is expected to succeed Mr. Yaeger as Laclede Group’s  next Chief Executive Officer effective February 1, 2012.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Laclede Group’s common stock trades on The New York Stock Exchange under the symbol “LG.” The high and the low sales price for the common stock for each quarter in the two most recent fiscal years are:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
1st Quarter	$37.82	$34.15	$34.92	$30.17
2nd Quarter	39.99	36.40	34.63	30.81
3rd Quarter	39.11	35.58	35.89	31.65
4th Quarter	40.30	32.90	35.92	32.50

The number of holders of record as of September 30, 2011 was 4,430.

Dividends declared on the common stock for the two most recent fiscal years were:

	Fiscal 2011	Fiscal 2010
1st Quarter	$0.405	$0.395
2nd Quarter	0.405	0.395
3rd Quarter	0.405	0.395
4th Quarter	0.405	0.395

Disclosures relating to securities authorized for issuance under equity compensation plans is incorporated by reference from our proxy statement dated December 19, 2011.

Item 6. Selected Financial Data

The Laclede Group, Inc.

	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2011	2010	2009	2008	2007
Summary of Operations
Operating Revenues:
Regulated Gas Distribution	$913,190	$864,297	$1,053,993	$1,128,287	$1,131,554
Non-Regulated Gas Marketing	669,375	858,782	836,865	1,075,845	718,704
Other	20,742	11,950	4,340	4,841	5,603
Total Operating Revenues	1,603,307	1,735,029	1,895,198	2,208,973	1,855,861

Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	549,947	519,905	699,984	770,097	797,924
Other operation expenses	147,889	141,995	146,542	144,611	131,798
Maintenance	25,049	27,244	27,818	25,827	24,306
Depreciation and amortization	39,214	37,572	36,751	35,303	34,080
Taxes, other than income taxes	60,752	61,407	68,639	69,023	68,361
Total Regulated Gas Distribution Operating Expenses	822,851	788,123	979,734	1,044,861	1,056,469
Non-Regulated Gas Marketing	652,567	836,687	787,056	1,048,162	698,962
Other	9,642	5,353	3,344	4,603	5,376
Total Operating Expenses	1,485,060	1,630,163	1,770,134	2,097,626	1,760,807
Operating Income	118,247	104,866	125,064	111,347	95,054
Allowance for Funds Used During Construction	(98)	(112)	(152)	(72)	(17)
Other Income and (Income Deductions) - Net	275	3,232	1,605	1,953	6,830
Interest Charges:
Interest on long-term debt	23,161	24,583	24,583	19,851	22,502
Interest on long-term debt to unconsolidated affiliate trust	—	—	—	486	277
Other interest charges	2,256	2,269	5,163	9,140	11,155
Total Interest Charges	25,417	26,852	29,746	29,477	33,934
Income from Continuing Operations Before Income
Taxes and Dividends on Laclede Gas Redeemable
Preferred Stock	93,007	81,134	96,771	83,751	67,933
Income Tax Expense	29,182	27,094	32,509	26,190	22,146
Dividends on Laclede Gas Redeemable
Preferred Stock	—	—	15	35	43
Income from Continuing Operations	63,825	54,040	64,247	57,526	45,744
Income from Discontinued Operations, Net
of Income Tax	—	—	—	20,396	4,027
Net Income	$63,825	$54,040	$64,247	$77,922	$49,771

Average Number of Common Shares Outstanding:
Basic	22,099	21,986	21,893	21,657	21,455
Diluted	22,171	22,039	21,960	21,730	21,496

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.87	$2.43	$2.90	$2.64	$2.12
Income from Discontinued Operations	—	—	—	0.93	0.19
Net Income	$2.87	$2.43	$2.90	$3.57	$2.31

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.86	$2.43	$2.89	$2.63	$2.11
Income from Discontinued Operations	—	—	—	0.93	0.19
Net Income	$2.86	$2.43	$2.89	$3.56	$2.30

Item 6. Selected Financial Data (continued)

The Laclede Group, Inc.

	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2011	2010	2009	2008	2007

Dividends Declared –
Common Stock	$36,250	$35,127	$34,100	$32,776	$31,505
Dividends Declared Per
Share of Common Stock	$1.62	$1.58	$1.54	$1.50	$1.46

Utility Plant
Gross Plant – End of Period	$1,386,590	$1,326,284	$1,280,238	$1,229,174	$1,187,828
Net Plant – End of Period	928,683	884,084	855,929	823,197	793,794
Capital Expenditures	67,304	56,234	51,384	55,304	56,434
Property Retirements	14,800	10,946	9,732	15,629	16,331
Non-Utility Property	4,588	4,551	4,061	3,793	4,065
Other Investments	50,785	50,226	44,973	43,314	43,635
Total Assets of Discontinued Operations	—	—	—	—	73,357
Total Assets – End of Period	1,783,082	1,840,196	1,762,018	1,772,655	1,641,153

Capitalization – End of Period
Common Stock and Paid-In Capital	$186,133	$180,991	$176,386	$169,234	$157,707
Retained Earnings	389,298	361,723	342,810	312,808	268,761
Accumulated Other Comprehensive Income (Loss)	(2,100)	(7,137)	(2,166)	4,437	1,857
Common Stock Equity	573,331	535,577	517,030	486,479	428,325
Laclede Gas Redeemable Preferred Stock	—	—	—	467	627
Long-Term Debt to Unconsolidated Affiliate Trust	—	—	—	—	46,400
Long-Term Debt – Laclede Gas	364,357	364,298	389,240	389,181	309,122
Total Capitalization	$937,688	$899,875	$906,270	$876,127	$784,474

Shares of Common Stock
Outstanding – End of Period	22,431	22,293	22,168	21,993	21,646
Book Value Per Share – End of Period	$25.56	$24.02	$23.32	$22.12	$19.79

Consolidated Net Economic Earnings Data (a)

Net Economic Earnings (Non-GAAP)	$62,410	$56,165	$60,806	$59,154	$46,082
Add: Unrealized gain (loss) on energy-related derivative contracts, net of tax	1,415	(2,125)	3,441	(1,628)	(338)
Income from Continuing Operations (GAAP)	$63,825	$54,040	$64,247	$57,526	$45,744

Diluted Earnings per Share of Common Stock:
Net Economic Earnings (Non-GAAP)	$2.79	$2.52	$2.74	$2.70	$2.13
Add: Unrealized gain (loss) on energy-related derivative contracts, net of tax	0.07	(0.09)	0.15	(0.07)	(0.02)
Income from Continuing Operations (GAAP)	$2.86	$2.43	$2.89	$2.63	$2.11

(a)
This section contains the non-GAAP financial measures of net economic earnings and net economic earnings per share. Refer to the Earnings section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 28 for a discussion regarding the use of non-GAAP measures.

Note:	Discontinued operations reflects the operations and sale of the Company’s former subsidiary, SM&P Utility Resources, Inc., which was sold on March 31, 2008.

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

RESULTS OF OPERATIONS

Overview

Laclede Group’s earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the City of St. Louis and parts of ten counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s weather mitigation rate design lessens the impact of weather volatility on Laclede Gas’ customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, Laclede Group’s earnings are typically concentrated in the November through April period, which generally corresponds with the heating season.

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

In June 2011, the Company’s Board of Directors named Ms. Suzanne Sitherwood, age 51, as successor to Mr. Douglas H. Yaeger, who will retire on February 1, 2012. Ms. Sitherwood became President of the Company effective September 1, 2011 and is expected to become Chief Executive Officer effective upon Mr. Yaeger’s retirement. In connection with Mr. Yaeger’s transition to retirement, Mr. Yaeger relinquished his title of President of the Company on September 1, 2011. On July 28, 2011, the Company’s Board of Directors increased the size of the Board from nine to ten and appointed Ms. Sitherwood to the Board effective September 1, 2011.

Based on the nature of the business of the Company and its subsidiaries, as well as current economic conditions, management focuses on the following key variables in evaluating the financial condition and results of operations and managing the business:

Regulated Gas Distribution Segment:

•	the Utility’s ability to recover the costs of purchasing and distributing natural gas from its customers;
•	the impact of weather and other factors, such as customer conservation, on revenues and expenses;
•	changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utility’s ability to earn its authorized rate of return;
•	the Utility’s ability to access credit markets and maintain working capital sufficient to meet operating requirements; and,
•	the effect of natural gas price volatility on the business.

Non-Regulated Gas Marketing Segment:

•	the risks of competition;
•	regional and seasonal fluctuations in natural gas prices;
•	new national pipeline infrastructure projects;
•	credit and/or capital market access;
•	counterparty risks;
•	the effect of natural gas price volatility on the business; and,
•	pursuing additional growth.

Futher information regarding how mangement seeks to manage these key variables is discussed below.

Laclede Gas continues to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility’s strategy focuses on improving performance and mitigating the impact of weather fluctuations on Laclede Gas’ customers while improving the ability to recover its authorized distribution costs and return. The Utility’s distribution costs are the essential, primarily fixed, expenditures it must incur to operate and maintain more than 16,000 miles of mains and services comprising its natural gas distribution system and related storage facilities. The Utility’s distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the ratemaking process, and recovery of these types of costs is included in revenues generated through the Utility’s tariff rates, as approved by the MoPSC. The settlement of the Utility’s rate case in 2010 retained the Utility’s weather mitigation rate design that better ensures the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 36 of this report for additional information on regulatory issues relative to the Utility.

Laclede Gas works actively to reduce the impact of wholesale natural gas price volatility on its costs by strategically structuring its natural gas supply portfolio to increase its gas supply availability and pricing alternatives and through the use of derivative instruments to protect its customers from significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of derivative instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.

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

LER provides both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. LER utilizes its natural gas supply agreements, transportation agreements, and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price risk associated with providing such services to its customers through the use of exchange-traded/cleared derivative instruments and other contractual arrangements. LER is committed to managing commodity price risk, while it seeks to expand the services that it now provides. Nevertheless, income from LER’s operations is more subject to fluctuations in market conditions than the Utility’s operations. LER’s business is directly impacted by the effects of competition in the marketplace, the impact of new pipeline infrastructure, and surplus natural gas supplies on regional natural gas commodity prices.

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

EARNINGS

Laclede Group’s net income for fiscal years 2011, 2010, and 2009 was $63.8 million, $54.0 million, and $64.2 million, respectively. Basic and diluted earnings per share (EPS) were $2.87 and $2.86, respectively, for fiscal year 2011 compared with basic and diluted earnings per share of $2.43 for fiscal year 2010, and $2.90 and $2.89, respectively, for fiscal year 2009.

The Laclede Group reports net income and earnings per share determined in accordance with GAAP. Laclede Group’s non-regulated subsidiary, LER, and to a lesser extent Laclede Gas, account for certain transactions through fair value measurements. As a result, management also uses the non-GAAP measures of net economic earnings and net economic earnings per share when internally evaluating results of operations. Net economic earnings exclude from net income the after-tax impacts of net unrealized gains and losses on energy-related derivatives that are required by GAAP fair value accounting. This adjustment eliminates the impact of timing differences related to current changes in the fair value of financial and physical transactions prior to their completion and settlement. Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement provides a useful representation of the economic impact of only the actual settled transactions and their effects on results of operations. These internal non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income. While management uses these non-GAAP measures to evaluate both Laclede Gas and LER, the net effect of unrealized gains and losses on the Utility’s earnings is minimal because gains or losses on its natural gas derivative instruments are deferred pursuant to its PGA Clause, as authorized by the MoPSC. These unrealized gains and losses result primarily from two sources:

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

Overview – Net Income (Loss)

(Millions, except per share amounts)	Net Economic Earnings (Non-GAAP)	Add: Unrealized gain (loss) on energy-related derivative contracts*	Net Income (GAAP)
Year Ended September 30, 2011
Regulated Gas Distribution	$46.9	$—	$46.9
Non-Regulated Gas Marketing	9.0	1.4	10.4
Other	6.5	—	6.5
Total	$62.4	$1.4	$63.8
Per Share Amounts **	$2.79	$0.07	$2.86

Year Ended September 30, 2010
Regulated Gas Distribution	$36.1	$(0.1)	$36.0
Non-Regulated Gas Marketing	15.7	(2.0)	13.7
Other	4.3	—	4.3
Total	$56.1	$(2.1)	$54.0
Per Share Amounts **	$2.52	$(0.09)	$2.43

Year Ended September 30, 2009
Regulated Gas Distribution	$33.1	$0.1	$33.2
Non-Regulated Gas Marketing	28.1	3.3	31.4
Other	(0.4)	—	(0.4)
Total	$60.8	$3.4	$64.2
Per Share Amounts **	$2.74	$0.15	$2.89

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of unrealized gain (loss) on energy-related derivative contracts. For the fiscal years ended 2011, 2010 and 2009 the amount of income tax expense (benefit) included in the total reconciling item above is $0.9 million, $(1.3) million, and $2.2 million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated income from continuing operations with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $63.8 million in fiscal year 2011, compared with $54.0 million in fiscal year 2010, and $64.2 million in fiscal year 2009. Net economic earnings were $62.4 million in fiscal year 2011, compared with $56.1 million in fiscal year 2010, and $60.8 million in fiscal year 2009. Earnings increased in fiscal year 2011 (compared with fiscal year 2010) primarily due to improved results reported by Laclede Group’s Regulated Gas Distribution segment and increased Other income, partially offset by lower income reported by Laclede Group’s Non-Regulated Gas Marketing segment. Earnings decreased in fiscal year 2010 (compared with fiscal year 2009) primarily due to lower income reported by Laclede Group’s Non-Regulated Gas Marketing segment. This decrease was partially offset by increased Other Income, and improved results reported by Laclede Group’s Regulated Gas Distribution segment.

Basic and diluted earnings per share were $2.87 and $2.86, respectively for fiscal year 2011 compared with basic and diluted earnings per share of $2.43 for fiscal year 2010, and $2.90 and $2.89, respectively, for fiscal year 2009. Net economic earnings per share were $2.79 in fiscal year 2011, compared with $2.52 in fiscal year 2010, and $2.74 in fiscal year 2009. The year-to-year variations in earnings per share and net economic earnings per share were primarily due to the changes in net income and net economic earnings, respectively, in each period.

2011 vs. 2010

Regulated Gas Distribution net income and net economic earnings increased by $10.9 million and $10.8 million, respectively, in 2011, compared with 2010. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective September 1, 2010, totaling $28.0 million; and,
•	decreases in operation and maintenance expenses, excluding pension and group insurance expenses, totaling $3.8 million.

These factors were partially offset by:

•	increases in pension and group insurance expenses, totaling $7.5 million;
•	lower Infrastructure System Replacement Surcharge (ISRS) revenues, totaling $6.2 million; and,
•	lower system gas sales volumes and other variations, totaling $1.4 million.

The Non-Regulated Gas Marketing segment reported net income totaling $10.4 million for fiscal year 2011, a decrease in earnings of $3.3 million compared with fiscal year 2010. Net economic earnings decreased $6.7 million compared with fiscal year 2010. These decreases were primarily due to LER’s reduced margins on sales of natural gas and the effect of 16% lower sales volumes. The reduced sales margins and volumes were driven primarily by narrow regional price differentials and limited price volatility that have prevailed in the marketplace throughout the year and become the current norm in the marketplace. On a GAAP basis, the reduced sales margins this year also included the effect of after-tax net unrealized gains from certain of LER’s energy-related derivative contracts, totaling $1.4 million, recognized in earnings during fiscal year 2011, compared with after-tax net unrealized losses totaling $2.0 million, recognized during fiscal year 2010.

Other net income and Other net economic earnings increased by $2.2 million in 2011, compared with 2010. The increase was primarily due to the effect of non-regulated propane transactions by Laclede Gas in both years. During fiscal year 2011, Laclede Gas sold 320,000 barrels of propane from inventory that was no longer required to serve its utility customers. This transaction resulted in income, net of income taxes, totaling $6.1 million. This amount was partially offset by the effect of a propane transaction in the wholesale market during fiscal year 2010. That transaction resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory, resulting in income, net of income taxes, totaling $3.7 million.

2010 vs. 2009

Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings increased by $2.8 million and $3.0 million, respectively, in 2010, compared with 2009. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	decreases in operation and maintenance expense totaling $5.1 million, including a lower provision for uncollectible accounts totaling $3.4 million;
•	higher ISRS revenues totaling $3.2 million; and,
•	the benefit of the general rate increase, effective September 1, 2010, totaling $2.5 million.

These factors were partially offset by:

•	lower income from off-system sales and capacity release totaling $4.3 million; and,
•	the effect of lower system gas sales volumes and other variations totaling $2.8 million.

The Non-Regulated Gas Marketing segment reported net income totaling $13.7 million for fiscal year 2010, a decrease in earnings of $17.7 million compared with fiscal year 2009. Net economic earnings decreased $12.4 million compared with fiscal year 2009. These decreases were primarily due to LER’s significantly reduced margins on sales of natural gas. The reduced sales margins were driven primarily by narrower regional price differentials that prevailed in the marketplace during fiscal year 2010, as compared to the favorable market conditions that existed during fiscal year 2009. On a GAAP basis, the reduced sales margins also included the effect of after-tax net unrealized losses from certain of LER’s energy-related derivative contracts, totaling $2.0 million, recognized in earnings during fiscal year 2010, compared with after-tax net unrealized gains, totaling $3.3 million, recognized during fiscal year 2009.

Other net income and Other net economic earnings increased by $4.7 million in 2010, compared with 2009. The increase was primarily due to a propane transaction in the wholesale market by Laclede Gas during the quarter ended December 31, 2009 as noted above.

Regulated Gas Distribution Operating Revenues

Laclede Gas passes on to Utility customers (subject to prudence review by the MoPSC) increases and decreases in the wholesale cost of natural gas in accordance with its PGA Clause. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on net revenues and net income.

2011 vs. 2010

Regulated Gas Distribution Operating Revenues for fiscal year 2011 increased $48.9 million compared to fiscal year 2010. Temperatures experienced in the Utility’s service area during 2011 were essentially normal, but 1.1% colder than the same period last year. Total system therms sold and transported were 885.4 million for fiscal year 2011 compared with 894.5 million for fiscal year 2010. Total off-system therms sold and transported were 223.0 million for fiscal year 2011 compared with 71.0 million for fiscal year 2010. The increase in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations)	$67.9
General rate increase, effective September 1, 2010	28.0
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(20.5)
Lower system sales volumes and other variations	(15.3)
Lower ISRS revenues	(6.2)
Lower prices charged for off-system sales	(5.0)
Total Variation	$48.9

2010 vs. 2009

Regulated Gas Distribution Operating Revenues for fiscal year 2010 decreased $189.7 million compared to fiscal year 2009, primarily due to lower wholesale gas costs. Temperatures experienced in the Utility’s service area during 2010 were 1.6% warmer than fiscal year 2009 and 2.5% warmer than normal. Total system therms sold and transported were 894.5 million for fiscal year 2010 compared with 908.0 million for fiscal year 2009. Total off-system therms sold and transported were 71.0 million for fiscal year 2010 compared with 163.0 million for fiscal year 2009. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

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

Regulated Gas Distribution Operating Expenses

2011 vs. 2010

Regulated Gas Distribution Operating Expenses in fiscal year 2011 increased $34.7 million, or 4.4%, from fiscal year 2010. Natural and propane gas expense increased $30.0 million from last year’s level, primarily attributable to higher off-system gas expense, partially offset by lower rates charged by our suppliers and decreased system volumes purchased for sendout. Other operation and maintenance expenses increased $3.7 million, or 2.2%, primarily due to higher pension expense and increased group insurance charges, partially offset by a higher rate of overheads capitalized and decreased maintenance charges. Depreciation and amortization expense increased $1.6 million, or 4.4%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $0.7 million, or 1.1%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

2010 vs. 2009

Regulated Gas Distribution Operating Expenses in fiscal year 2010 decreased $191.6 million, or 19.6%, from fiscal year 2009. Natural and propane gas expense decreased $180.1 million from fiscal year 2009, primarily attributable to lower rates charged by our suppliers and lower off-system gas expense. Other operation and maintenance expenses decreased $5.1 million, or 2.9%, primarily due to a lower provision for uncollectible accounts, reduced distribution and maintenance expenses, a lower provision for injuries and damages, and decreased charges for outside services. These factors were partially offset by the effect of a gain on the disposal of assets recorded in fiscal year 2009 and an increase in pension expense. Depreciation and amortization expense increased $0.8 million, or 2.2%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $7.2 million, or 10.5%, primarily due to decreased gross receipts taxes (attributable to the decreased revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $189.4 million in fiscal year 2011 from those revenues for fiscal year 2010 primarily due to the effect of 16% lower sales volumes and lower per unit gas prices charged by LER. The decrease in Non-Regulated Gas Marketing Operating Expenses of $184.1 million was primarily associated with decreased volumes purchased and lower prices charged by suppliers.

Non-Regulated Gas Marketing Operating Revenues increased $21.9 million in fiscal year 2010 from those revenues for fiscal year 2009 primarily due to higher per unit gas prices charged by LER and the effect of 2% higher sales volumes. The increase in Non-Regulated Gas Marketing Operating Expenses of $49.6 million was primarily associated with higher prices charged by suppliers and increased volumes purchased.

Other Operating Revenues and Operating Expenses

Other Operating Revenues increased $8.8 million in fiscal year 2011 (compared to fiscal year 2010) primarily due to the year-over-year effect of the aforementioned non-regulated propane transactions by Laclede Gas. Other Operating Revenues increased $7.6 million in fiscal year 2010 (compared to fiscal year 2009) primarily due to a propane transaction in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. The increase in Other Operating Expenses totaling $4.3 million in fiscal year 2011 (compared to fiscal year 2010) and $2.0 million in fiscal year 2010 (compared to fiscal year 2009), was primarily due to variations in expenses associated with these propane transactions.

Other Income and (Income Deductions)-Net

Other Income and (Income Deductions)-Net decreased $2.9 million in fiscal year 2011 (compared to fiscal year 2010), primarily due to a contribution to the Company’s Charitable Trust, lower net investment gains, and a decrease in income associated with carrying costs applied to under-recoveries of gas costs and lower interest income. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Other Income and (Income Deductions)-Net increased $1.7 million in fiscal year 2010 (compared to fiscal year 2009), due to higher net investment gains and other minor variations, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs and lower interest income.

Interest Charges

Interest charges decreased $1.4 million in fiscal year 2011 (from fiscal year 2010) primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2% first mortgage bonds. Interest charges decreased $2.9 million in fiscal year 2010 (from fiscal year 2009) primarily due to lower interest on short-term debt. Average short-term interest rates were 0.3% for fiscal years 2011 and 2010, compared with 1.5% in fiscal year 2009. Average short-term borrowings were $54.7 million, $107.9 million, and $207.6 million for fiscal years 2011, 2010, and 2009, respectively.

Income Taxes

Income tax expense increased $2.1 million in fiscal year 2011 (over fiscal year 2010) and decreased $5.4 million in fiscal year 2010 (from fiscal year 2009). These variations are primarily due to changes in pre-tax income. The variation in 2011 (compared to 2010) also reflects the effects of lower income tax expense in fiscal year 2011 due to net changes in unrecognized tax benefits recorded in earnings and various property-related deductions.

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

The table below reflects the sensitivity of Laclede’s plans to potential changes in key assumptions:

Pension Plan Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual
		Benefit	Net Pension
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(9,010)	$260
	(0.25)	9,210	(290)

Rate of Future Compensation Increase	0.25%	5,500	330
	(0.25)	(5,400)	(320)

Expected Return on Plan Assets	0.25%	—	(590)
	(0.25)	—	590

Postretirement Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual Net
		Postretirement	Postretirement
		Benefit	Benefit
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(2,360)	$(128)
	(0.25)	2,410	128

Expected Return on Plan Assets	0.25%	—	(124)
	(0.25)	—	124

Annual Medical Cost Trend	1.00%	6,580	1,380
	(1.00)	(5,990)	(1,230)

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

The Utility’s PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies, including the costs, cost reductions, and related carrying costs associated with the Utility’s use of natural gas derivative instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and regulatory liabilities that are recovered or refunded in a subsequent period. The PGA Clause also authorizes the Utility to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season. The PGA Clause also permits the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments. The PGA Clause also provides for a portion of income from off-system sales and capacity release revenues to be flowed through to customers.

The Company records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or regulatory liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies. Pursuant to the direction of the MoPSC, Laclede Gas’ provision for income tax expense reflects the regulatory method of excess asset depreciation followed for financial reporting purposes. Laclede Gas’ provision for income tax expense also records the income tax effect associated with the difference between overheads capitalized to construction for financial reporting purposes and those recognized for tax purposes without recording an offsetting deferred income tax expense. These two methods are consistent with the regulatory treatment prescribed by the MoPSC.

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

Non-Regulated Gas Marketing Energy Contracts – LER routinely enters into contracts for the physical purchase or sale of natural gas in a future period. In determining the appropriate accounting treatment for these contracts, management is required to assess the contract terms and various other factors to determine if the contracts are subject to the derivative accounting guidance in ASC Topic 815, “Derivatives and Hedging.” If a contract is deemed to meet the definition of derivative, management’s judgment is further required in determining if the contract is eligible for the normal purchases or normal sales election, which, if elected, permits the Company to account for the contract in the period the natural gas is delivered. To the extent LER’s contracts qualify for the normal purchases or normal sales election under GAAP, the election is generally taken. Many of LER’s contracts are accounted for in this manner. However, pursuant to GAAP, certain contracts do not qualify for this election and are required to be accounted for as derivatives with changes in fair value (representing unrealized gains or losses) recognized in earnings in the periods prior to physical delivery. Unrealized gains or losses on these contracts are recognized as either Non-Regulated Gas Marketing operating revenues or Non-Regulated Gas Marketing operating expenses in the Statements of Consolidated Income. In the absence of quoted prices in active markets for identical assets or liabilities, determining the fair value of a derivative contract requires judgment as to the appropriateness of various market inputs and involves making assumptions regarding how market participants would price the asset or liability. In addition to these physical contracts, LER also utilizes natural gas futures and swap contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) and Ice Clear Europe (ICE) to manage the price risk associated with certain of its fixed-price commitments. These contracts are generally designated for hedge accounting treatment, as discussed in Note 10 of the Notes to Consolidated Financial Statements.

For further discussion of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.

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

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual, which the MoPSC dismissed. On February 4, 2011, the MoPSC issued an Order finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.

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

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. As a result of the ensuing procedural schedule, the Cold Weather Rule portion of the filing became moot. On April 15, 2009, the Commission rejected the Utility’s tariffs on the grounds that it did not have the legal authority to approve them. On appeal, the Cole County Circuit Court reversed the Commission’s Order, but that Court’s decision was likewise reversed by the Western District of the Missouri Court of Appeals. Laclede’s application to the Missouri Supreme Court was denied on January 25, 2011.

On October 29, 2010, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.6 million annually, $2.5 million of which the MoPSC approved effective January 7, 2011. On May 2, 2011, the Utility made another ISRS filing with the Commission designed to increase revenues by $2.3 million annually, which was approved by the MoPSC effective July 8, 2011. Also, on November 9, 2011, the Utility made another ISRS filing with the Commission designed to increase revenues by $2.0 million annually, pending approval by the Commission.

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

INFLATION

The accompanying consolidated financial statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital-intensive nature of the business of Laclede Gas, the most significant impact of inflation is on the depreciation of utility plant. Rate regulation, to which Laclede Gas is subject, allows recovery through its rates of only the historical cost of utility plant as depreciation. The Utility expects to incur additional capital expenditures during the next few years, primarily related to both a multi-year software replacement project to enhance technology, customer service, and business processes and the planned increased replacements of distribution plant. Laclede Gas believes that any higher costs experienced upon replacement of existing facilities will be recovered through the normal regulatory process.

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

Net cash provided by operating activities for fiscal years 2011, 2010 and 2009 was $167.2 million, $106.9 million and $228.8 million, respectively. The improvement in net cash provided by operating activities in fiscal year 2011 (compared to fiscal year 2010) is primarily attributable to reduced cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations in the timing of the collection of gas costs under the PGA Clause, as well as improved operating earnings of the Utility. These factors were partially offset by a reduction in operating cash flows at LER and higher net cash payments for income taxes. The decrease in net cash provided by operating activities in fiscal year 2010 (compared to fiscal year 2009) is primarily attributable to increased payments for natural gas storage inventories.

Net cash used in investing activities for fiscal years 2011, 2010 and 2009 was $67.0 million, $60.8 million and $52.3 million, respectively. Net cash used in investing activities primarily reflected capital expenditures in all periods.

Net cash used in financing activities for fiscal years 2011, 2010, and 2009 was $143.8 million, $33.8 million, and $116.8 million, respectively. The increase in net cash used in financing activities in fiscal year 2011 (over fiscal year 2010) primarily reflects increased repayments of short-term debt and the maturity of long-term debt this year. The variation in net cash used in financing activities in fiscal year 2010 (vs. fiscal year 2009) primarily reflects a reduction in repayments of short-term debt during fiscal year 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Laclede Group had temporary cash investments totaling $19.8 million at September 30, 2011, earning an average interest rate of 0.2%. These investments, which are presented in the Cash and cash equivalents line of the Consolidated Balance Sheets, were diversified among money market funds and interest-bearing deposits at highly-rated commercial banks. The money market funds are accessible by the Company on demand. The bank deposits are also generally available on demand, though the banks reserve the right to require seven days’ notice for a withdrawal. These funds are used to support the working capital needs of the Company’s subsidiaries. The balance of short-term investments ranged between $13.3 million and $85.8 million during the fiscal year. Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the fiscal year.

Short-term Debt

As indicated in the discussion of cash flows above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At September 30, 2011, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, with the largest portion provided by a single bank being 17.9%. This line replaced a $320 million syndicated line that had been scheduled to expire in December 2011. The new line, which became effective on July 18, 2011 and is scheduled to expire in July 2016, terminated the previous line on that same date. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On September 30, 2011, total debt was 52% of total capitalization.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. At September 30, 2011, Laclede Group had $50 million in a syndicated line of credit, scheduled to expire in July 2016, to meet short-term liquidity needs of its subsidiaries. Laclede Group entered into this new syndicated line of credit on July 18, 2011, replacing the previous $50 million of lines, which were terminated on that same date. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 42% on September 30, 2011. These lines have been used to provide for seasonal funding needs. There were no borrowings under Laclede Group’s lines during the fiscal year, other than a minimal one-day draw under the previous lines for administrative purposes.

Information about Laclede Group’s consolidated short-term borrowings (excluding intercompany borrowings) during the 12 months ended September 30, 2011 and as of September 30, 2011, is presented below:

Laclede Gas Commercial Paper Borrowings

12 Months Ended September 30, 2011
Weighted average borrowings outstanding	$54.6 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 – $172.1 million

As of September 30, 2011
Borrowings outstanding at end of period	$46.0 million
Weighted average interest rate	0.3%

Based on average short-term borrowings for the 12 months ended September 30, 2011, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $0.5 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt, Equity, and Shelf Registrations

Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, which expires May 28, 2013. The entire amount of this shelf registration remains available to Laclede Gas at this time.

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the 12 months ended September 30, 2011, pursuant to this authority, the Utility sold 43 shares of its common stock to Laclede Group for $1.6 million. As of November 18, 2011, $515.7 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At September 30, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 285,222 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 284,427 and 275,111 shares at Septemeber 30, 2011 and November 18, 2011, respectively, remaining available for issuance under its Form S-3, which replaced the S-3 that was scheduled to expire later this year. In addition, on January 28, 2011, Laclede Group filed an automatic shelf registration statement on Form S-3 for the issuance of equity and debt securities. No securities have been issued under that S-3. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At September 30, 2011, the maximum guarantees under these leases were $0.9 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At September 30, 2011, the carrying value of the liability recognized for these guarantees was $0.2 million.

Laclede Group had guarantees totaling $95.3 million for performance and payment of certain gas supply transactions by LER, as of September 30, 2011. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $1.0 million bringing the total to $96.3 million in guarantees outstanding at November 18, 2011. No amounts have been recorded for these guarantees in the financial statements.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company and the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $67.3 million for fiscal 2011, compared with $56.2 million and $51.4 million for fiscal years 2010 and 2009, respectively. Utility capital expenditures are expected to be approximately $104 million in fiscal year 2012. The increases in capital expenditures, compared with prior periods, are primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing work management, financial, and supply chain software applications. Non-utility capital expenditures for fiscal year 2011 were $0.3 million compared with $0.8 million in fiscal year 2010 and $1.0 million in fiscal year 2009, and are estimated at $0.2 million for fiscal year 2012.

Consolidated capitalization at September 30, 2011 consisted of 61.1% Laclede Group common stock equity and 38.9% Laclede Gas long-term debt.

Laclede Group’s ratio of earnings to fixed charges was 4.4 for fiscal year 2011, 3.8 for fiscal year 2010, and 4.1 for fiscal year 2009.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

As discussed in Market Risk on page 42, Laclede Gas and LER enter into NYMEX and ICE exchange-traded/cleared derivative instruments. At September 30, 2011, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas and LER to a new brokerage firm. As of November 17, 2011, the Company had $2.7 million on deposit with MF Global in customer-segregated accounts that remain frozen pending final resolution by the bankruptcy trustee. While the Company's exposure at this time is not considered material, mangement is unable to predict when, or to what extent, these remaining funds will be returned.

CONTRACTUAL OBLIGATIONS

As of September 30, 2011, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Principal Payments on Long-Term Debt	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt	461.1	22.9	43.5	42.7	352.0
Capital Leases (a)	0.3	0.1	0.1	0.1	—
Operating Leases (a)	11.7	4.6	6.3	0.8	—
Purchase Obligations – Natural Gas (b)	719.5	517.3	179.5	15.3	7.4
Purchase Obligations – Other (c)	91.2	28.2	22.7	18.4	21.9
Total (d)	$1,648.8	$573.1	$277.1	$77.3	$721.3

(a)
Lease obligations are primarily for office space, vehicles, and power operated equipment in the Regulated Gas Distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Regulated Gas Distribution and Non-Regulated Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2011 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $5.6 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $25.1 million in fiscal year 2012. Laclede Gas anticipates a $2.4 million contribution relative to its non-qualified pension plans during fiscal year 2012. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $11.4 million to the qualified trusts and $0.3 million directly to participants from Laclede Gas’ funds during fiscal year 2012. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Commodity Price Risk

Laclede Gas’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of its PGA Clause. The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. The Utility is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. The Utility is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Laclede Gas also has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA Clause. For more information about the Utility’s natural gas derivative instruments, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At September 30, 2011 and 2010, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.

As mentioned above, LER uses natural gas futures and swap contracts traded on or cleared through the NYMEX and ICE to manage the commodity price risk associated with its fixed-price natural gas purchase and sale commitments. These derivative instruments are generally designated as cash flow hedges of forecasted purchases or sales. Such accounting treatment generally permits a substantial portion of the gain or loss to be deferred from recognition in earnings until the period that the associated forecasted purchase or sale is recognized in earnings. To the extent a hedge is effective, gains or losses on the derivatives will be offset by changes in the value of the hedged forecasted transactions. Accordingly, the Company does not expect any material earnings impact associated with the use of these instruments. Information about the fair values of LER’s exchange-traded/cleared natural gas derivative instruments is presented below:

(Thousands)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin

Net balance of derivative (liabilities) assets at September 30, 2010	$(9,962)	$11,568	$1,606
Changes in fair value	4,752	—	4,752
Settlements	5,419	—	5,419
Changes in cash margin	—	(10,468)	(10,468)
Net balance of derivative assets at September 30, 2011	$209	$1,100	$1,309

(Thousands)	At September 30, 2011
	Maturity by Fiscal Year
	Total	2012	2013	2014
Fair values of exchange-traded/cleared natural gas derivatives - net	$209	$289	$(79)	$(1)

MMBtu – net long futures/swap positions	(4,030)	(3,895)	(150)	15

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

(Thousands)

Net balance of derivative assets at September 30, 2010	$168
Changes in fair value	3,568
Settlements	(1,813)
Net balance of derivative assets at September 30, 2011	$1,923

For further details related to LER’s derivatives and hedging activities, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

Counterparty Credit Risk

LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER also has concentrations of credit risk with certain individually significant counterparties. To the extent possible, LER enters into netting arrangements with its counterparties to mitigate exposure to credit risk. Although not recorded on the consolidated balance sheets, LER is also exposed to credit risk associated with its derivative contracts designated as normal purchases and normal sales. LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these concentrations of credit risk, including how LER manages these risks, see Note 11, Concentrations of Credit Risk, of the Notes to Consolidated Financial Statements.

Interest Rate Risk

The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. In fiscal year 2011, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.5 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At September 30, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 42 of this report.

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the internal control over financial reporting of The Laclede Group, Inc. and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2011 of the Company and our report dated November 18, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of The Laclede Group, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of income, common shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 18, 2011

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME

(Thousand, Except Per Share Amounts)
Years Ended September 30	2011	2010	2009

Operating Revenues:
Regulated Gas Distribution	$913,190	$864,297	$1,053,993
Non-Regulated Gas Marketing	669,375	858,782	836,865
Other	20,742	11,950	4,340
Total Operating Revenues	1,603,307	1,735,029	1,895,198
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	549,947	519,905	699,984
Other operation expenses	147,889	141,995	146,542
Maintenance	25,049	27,244	27,818
Depreciation and amortization	39,214	37,572	36,751
Taxes, other than income taxes	60,752	61,407	68,639
Total Regulated Gas Distribution Operating Expenses	822,851	788,123	979,734
Non-Regulated Gas Marketing	652,567	836,687	787,056
Other	9,642	5,353	3,344
Total Operating Expenses	1,485,060	1,630,163	1,770,134
Operating Income	118,247	104,866	125,064
Other Income and (Income Deductions) – Net	177	3,120	1,453
Interest Charges:
Interest on long-term debt	23,161	24,583	24,583
Other interest charges	2,256	2,269	5,163
Total Interest Charges	25,417	26,852	29,746
Income Before Income Taxes and Dividends
on Laclede Gas Redeemable Preferred Stock	93,007	81,134	96,771
Income Tax Expense	29,182	27,094	32,509
Dividends on Laclede Gas Redeemable Preferred Stock	—	—	15
Net Income	$63,825	$54,040	$64,247

Average Number of Common Shares Outstanding:
Basic	22,099	21,986	21,893
Diluted	22,171	22,039	21,960

Basic Earnings Per Share of Common Stock	$2.87	$2.43	$2.90

Diluted Earnings Per Share of Common Stock	$2.86	$2.43	$2.89

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Thousands)
Years Ended September 30	2011	2010	2009

Net Income	$63,825	$54,040	$64,247
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	5,581	5,259	6,019
Reclassification adjustment for losses (gains) included in net income	1,861	(13,045)	(15,270)
Net unrealized gains (losses) on cash flow hedging
derivative instruments	7,442	(7,786)	(9,251)
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain (loss) arising during the period	339	(1,783)	(1,728)
Amortization of actuarial loss included in net periodic pension and
postretirement benefit cost	426	1,471	199
Net defined benefit pension and other postretirement benefit plans	765	(312)	(1,529)
Other Comprehensive Income (Loss), Before Tax	8,207	(8,098)	(10,780)
Income Tax Expense (Benefit) Related to Items
of Other Comprehensive Income (Loss)	3,170	(3,127)	(4,146)
Other Comprehensive Income (Loss), Net of Tax	5,037	(4,971)	(6,634)
Comprehensive Income	$68,862	$49,069	$57,613

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(Thousands)
September 30	2011	2010

ASSETS
Utility Plant	$1,386,590	$1,326,284
Less – Accumulated depreciation and amortization	457,907	442,200
Net Utility Plant	928,683	884,084

Non-utility property (net of accumulated depreciation and
amortization, 2011, $9,457; 2010, $3,864)	4,588	4,551
Other investments	50,785	50,226
Other Property and Investments	55,373	54,777

Current Assets:
Cash and cash equivalents	43,277	86,919
Accounts receivable:
Utility	71,090	70,053
Non-utility	50,894	56,160
Other	12,572	11,671
Allowance for doubtful accounts	(10,073)	(10,295)
Inventories:
Natural gas stored underground at LIFO cost	115,170	113,576
Propane gas at FIFO cost	8,961	15,625
Materials, supplies, and merchandise at average cost	4,229	3,867
Natural gas receivable	30,689	22,963
Derivative instrument assets	7,759	10,285
Unamortized purchased gas adjustments	25,719	23,718
Prepayments and other	8,847	9,653
Total Current Assets	369,134	414,195

Deferred Charges:
Regulatory assets	423,492	479,462
Other	6,400	7,678
Total Deferred Charges	429,892	487,140
Total Assets	$1,783,082	$1,840,196

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

(Thousands)
September 30	2011	2010

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$573,331	$535,577
Long-term debt (less current portion) – Laclede Gas	364,357	364,298
Total Capitalization	937,688	899,875

Current Liabilities:
Notes payable	46,000	129,650
Accounts payable	96,561	95,595
Advance customer billings	15,230	16,809
Current portion of long-term debt	—	25,000
Wages and compensation accrued	13,650	13,410
Dividends payable	9,359	8,942
Customer deposits	10,048	11,244
Interest accrued	8,812	9,639
Taxes accrued	11,901	10,501
Deferred income taxes	8,405	155
Other	11,968	12,979
Total Current Liabilities	231,934	333,924

Deferred Credits and Other Liabilities:
Deferred income taxes	315,405	292,391
Unamortized investment tax credits	3,326	3,538
Pension and postretirement benefit costs	185,701	207,607
Asset retirement obligations	27,495	25,837
Regulatory liabilities	50,846	47,365
Other	30,687	29,659
Total Deferred Credits and Other Liabilities	613,460	606,397
Commitments and Contingencies (Note 15)
Total Capitalization and Liabilities	$1,783,082	$1,840,196

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION

(Thousands, Except for Shares and Per Share Amounts)
September 30	2011	2010

Common Stock Equity:
Common stock, par value $1 per share:
Authorized – 2011 and 2010, 70,000,000 shares
Issued – 2011, 22,430,734 shares; and 2010, 22,292,804 shares	$22,431	$22,293
Paid-in capital	163,702	158,698
Retained earnings	389,298	361,723
Accumulated other comprehensive loss	(2,100)	(7,137)
Total Common Stock Equity	573,331	535,577

Long-Term Debt – Laclede Gas:
First Mortgage Bonds:
6-1/2% Series, due October 15, 2012	25,000	25,000
5-1/2% Series, due May 1, 2019	50,000	50,000
7% Series, due June 1, 2029	25,000	25,000
7.90% Series, due September 15, 2030	30,000	30,000
6% Series, due May 1, 2034	100,000	100,000
6.15% Series, due June 1, 2036	55,000	55,000
6.35% Series, due October 15, 2038	80,000	80,000
Total	365,000	365,000
Unamortized discount, net of premium, on long-term debt	(643)	(702)
Total Long-Term Debt – Laclede Gas	364,357	364,298
Total Capitalization	$937,688	$899,875

Long-term debt dollar amounts are exclusive of current portion.

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Issued		Paid-in	Retained	Accum. Other Comp.
(Thousands, Except for Shares and Per Share Amounts)	Shares	Amount	Capital	Earnings	Income	Total

BALANCE OCTOBER 1, 2008	21,993,473	$21,993	$147,241	$312,808	$4,437	$486,479
Net income	—	—	—	64,247	—	64,247
Dividend reinvestment plan	47,037	47	1,969	—	—	2,016
Stock-based compensation costs	—	—	3,981	—	—	3,981
Employee stock options exercised	54,125	54	1,604	—	—	1,658
Employee restricted stock awards	73,485	74	(74)	—	—	—
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(675)	—	—	(675)
Non-employee directors’ restricted stock awards	—	—	(570)	—	—	(570)
Tax benefit – stock compensation	—	—	742	—	—	742
Dividends declared:
Common stock ($1.54 per share)	—	—	—	(34,100)	—	(34,100)
Other comprehensive loss, net of tax	—	—	—	—	(6,634)	(6,634)
Adoption of SFAS No. 158, as codified in ASC Topic 715, net of tax	—	—	—	(145)	31	(114)
BALANCE SEPTEMBER 30, 2009	22,168,120	22,168	154,218	342,810	(2,166)	517,030
Net income	—	—	—	54,040	—	54,040
Dividend reinvestment plan	42,733	43	1,379	—	—	1,422
Stock-based compensation costs	—	—	3,783	—	—	3,783
Employee stock options exercised	12,500	13	371	—	—	384
Employee restricted stock awards	69,451	69	(69)	—	—	—
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(576)	—	—	(576)
Non-employee directors’ restricted stock awards	—	—	(406)	—	—	(406)
Tax benefit – stock compensation	—	—	(2)	—	—	(2)
Dividends declared:
Common stock ($1.58 per share)	—	—	—	(35,127)	—	(35,127)
Other comprehensive loss, net of tax	—	—	—	—	(4,971)	(4,971)
BALANCE SEPTEMBER 30, 2010	22,292,804	22,293	158,698	361,723	(7,137)	535,577
Net income	—	—	—	63,825	—	63,825
Dividend reinvestment plan	43,354	43	1,571	—	—	1,614
Stock-based compensation costs	—	—	3,949	—	—	3,949
Employee stock options exercised	30,100	30	905	—	—	935
Employee restricted stock awards	64,476	65	(65)	—	—	—
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(1,162)	—	—	(1,162)
Non-employee directors’ restricted stock awards	—	—	(494)	—	—	(494)
Tax benefit – stock compensation	—	—	300	—	—	300
Dividends declared:
Common stock ($1.62 per share)	—	—	—	(36,250)	—	(36,250)
Other comprehensive income, net of tax	—	—	—	—	5,037	5,037
BALANCE SEPTEMBER 30, 2011	22,430,734	$22,431	$163,702	$389,298	$(2,100)	$573,331

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

(Thousands)
Years Ended September 30	2011	2010	2009

Operating Activities:
Net Income	$63,825	$54,040	$64,247
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	39,764	37,908	37,041
Deferred income taxes and investment tax credits	23,885	32,757	17,937
Other - net	3,431	2,891	3,682
Changes in assets and liabilities:
Accounts receivable – net	3,106	(7,594)	78,964
Unamortized purchased gas adjustments	(2,001)	(26,848)	36,541
Deferred purchased gas costs	44,565	20,265	(45,234)
Accounts payable	(4,860)	22,457	(86,184)
Advance customer billings – net	(1,579)	(4,331)	(4,408)
Taxes accrued	1,387	(5,583)	4,546
Natural gas stored underground	(1,594)	(20,263)	102,868
Other assets and liabilities	(2,742)	1,216	18,753
Net cash provided by operating activities	167,187	106,915	228,753

Investing Activities:
Capital expenditures	(67,638)	(56,997)	(52,384)
Other investments	631	(3,776)	130
Net cash used in investing activities	(67,007)	(60,773)	(52,254)

Financing Activities:
Maturity of first mortgage bonds	(25,000)	—	—
Repayment of short-term debt - net	(83,650)	(150)	(86,100)
Change in book overdrafts	(545)	358	652
Issuance of common stock	2,549	1,806	3,674
Non-employee directors’ restricted stock awards	(494)	(406)	(570)
Dividends paid	(35,821)	(34,851)	(33,806)
Preferred stock redeemed/reacquired	—	—	(627)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(1,162)	(576)	(675)
Excess tax benefits from stock-based compensation	314	131	761
Other	(13)	(126)	(116)
Net cash used in financing activities	(143,822)	(33,814)	(116,807)

Net (Decrease) Increase in Cash and Cash Equivalents	(43,642)	12,328	59,692
Cash and Cash Equivalents at Beginning of Year	86,919	74,591	14,899
Cash and Cash Equivalents at End of Year	$43,277	$86,919	$74,591

Supplemental Disclosure of Cash Paid (Refunded) During the Year for:
Interest	$25,332	$26,393	$29,266
Income taxes	6,860	(3,842)	5,936

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
NATURE OF OPERATIONS - Laclede Group is a public utility holding company under the Public Utility Holding Company Act of 2005. All subsidiaries are wholly owned by Laclede Group. The Regulated Gas Distribution segment includes the regulated activities of Laclede Gas, Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas serves an area in eastern Missouri, with a population of approximately 2.2 million, including the City of St. Louis and parts of ten counties in eastern Missouri. As an adjunct to its gas distribution business, Laclede Gas operates an underground natural gas storage field. The Non-Regulated Gas Marketing segment includes LER, a subsidiary engaged in the marketing of natural gas and related activities on a non-regulated basis. The activities of other subsidiaries and the non-regulated activities of Laclede Gas are described in Note 14, Information by Operating Segment, and are included in the Other column.
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
Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. In fiscal years 2011, 2010, and 2009, annual depreciation and amortization expense averaged 3.1% of the original cost of depreciable and amortizable property.
The Utility’s capital expenditures were $67.3 million, $56.2 million, and $51.4 million for fiscal years 2011, 2010, and 2009, respectively. Additionally, the Utility had recorded accruals for capital expenditures totaling $8.2 million at September 30, 2011, $2.2 million at September 30, 2010, and $1.7 million at September 30, 2009. Accrued capital expenditures are excluded from the Statements of Consolidated Cash Flows.

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
The following table presents a reconciliation of the beginning and ending balances of Asset retirement obligations at September 30 as reported in the Consolidated Balance Sheets:

(Thousands)	2011	2010

Asset retirement obligations, beginning of year	$25,837	$25,503
Liabilities incurred during the period	687	208
Liabilities settled during the period	(574)	(904)
Accretion	1,545	1,526
Revisions in estimated cash flows	—	(496)
Asset retirement obligations, end of year	$27,495	$25,837

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

The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

(Thousands)	2011	2010

Regulatory Assets:
Future income taxes due from customers	$106,460	$100,624
Pension and postretirement benefit costs	272,126	288,077
Unamortized purchased gas adjustments	25,719	23,718
Purchased gas costs	29,476	74,040
Compensated absences	7,769	7,885
Cold weather rule	2,023	4,275
Other	5,638	4,561
Total Regulatory Assets	$449,211	$503,180
Regulatory Liabilities:
Unamortized investment tax credits	$3,326	$3,538
Accrued cost of removal	49,380	45,441
Other	1,466	1,924
Total Regulatory Liabilities	$54,172	$50,903

As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 million are being recovered and amortized on a straight-line basis over a fifteen-year period, without return on investment. Amortization of these costs totaled $8.3 million from December 27, 1999 through September 30, 2011.
Certain previously deferred costs, totaling $2.6 million, are being recovered and amortized on a straight-line basis over a period of approximately two years, without return on investment. Amortization of these costs totaled $1.4 million from September 1, 2010 through September 30, 2011.
NATURAL GAS STORED UNDERGROUND - Inventory of Utility natural gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of natural gas stored underground for current use at September 30, 2011 and September 30, 2010 was less than the LIFO cost by $19.9 million and $26.5 million, respectively. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at September 30, 2011 and 2010, for the Utility, were $11.8 million and $11.3 million, respectively.
LER and Laclede Group’s other subsidiaries record revenues when earned, either when the product is delivered or when services are performed.
In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Many of LER’s derivative natural gas contracts are designated as normal purchases or normal sales, and, as such, are excluded from the scope of ASC Topic 815, “Derivatives and Hedging.” As such, those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value (representing unrealized gains or losses) recognized in earnings in the periods prior to physical delivery. For additional information on derivative instruments, refer to Note 10, Derivative Instruments and Hedging Activities.

PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT – As authorized by the MoPSC, the PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. To better match customer billings with market natural gas prices, the Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. The MoPSC clarified that costs, cost reductions, and carrying costs associated with the Utility’s use of natural gas derivative instruments are gas costs recoverable through the PGA mechanism. Certain other provisions of the PGA Clause are included below:
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

•
The MoPSC approved a plan applicable to the Utility’s gas supply commodity costs under which it retains a portion of cost savings associated with the acquisition of natural gas below an established benchmark level of gas cost. This gas supply cost management program allows the Utility to retain 10% of cost savings, up to a maximum of $3.0 million annually. Laclede Gas did not record any income under the plan during fiscal years 2011, 2010, and 2009. Income recorded under the plan, if any, is included in Regulated Gas Distribution Operating Revenues on the Statements of Consolidated Income.

Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA (including costs and cost reductions associated with the use of derivative instruments and gas inventory carrying costs), amounts due to or from customers related to operation of the gas supply cost management program, refunds received from the Company’s suppliers in connection with gas supply, transportation, and storage services, and carrying costs on such over- or under-recoveries are reflected as a deferred charge or credit until fiscal year end. At that time, the balance is classified as a current asset or current liability and recovered from, or credited to, customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings. The PGA Clause also provides for the treatment of income from off-system sales and capacity release revenues. Pre-tax income from off-system sales and capacity release revenues is shared with customers, with an estimated amount assumed in PGA rates. The customer share of such income is determined in accordance with the table below. The difference between the actual amount allocated to customers for each fiscal year and the estimated amount assumed in PGA rates is recovered from, or credited to, customers over an annual period commencing in the subsequent November.

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
NATURAL GAS RECEIVABLE – From time to time, LER enters into natural gas transactions with natural gas pipeline companies known as park and loan arrangements. Under the terms of the arrangements, LER purchases natural gas from a third party and delivers that natural gas to the pipeline company for the right to receive the same quantity of natural gas from the pipeline company at the same location in a specified future period. These arrangements are accounted for as non-monetary transactions under GAAP and are recorded at the carrying amount. As such, natural gas receivables are reflected on the Consolidated Balance Sheets at cost, which includes related pipeline fees associated with the transactions. In the period that the natural gas is returned to LER, concurrent with the sale of the natural gas to a third party, the related natural gas receivable is expensed in the Statements of Consolidated Income. In conjunction with these transactions, LER usually enters into New York Mercantile Exchange (NYMEX) and Ice Clear Europe (ICE) natural gas futures and swap contracts or fixed price sales agreements to protect against market changes in future sales prices.
EARNINGS PER COMMON SHARE - GAAP requires dual presentation of basic and diluted earnings per share (EPS). EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Certain of the Company’s stock-based compensation awards pay nonforfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares, pursuant to the treasury stock method. Shares attributable to non-participating stock options and time-vested restricted stock/units are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. Shares attributable to non-participating performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance and/or market conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. The Company’s EPS computations are set forth in Note 4, Earnings Per Common Share.
GROSS RECEIPTS AND SALES TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues were $43.5 million, $44.1 million, and $51.6 million for fiscal years 2011, 2010, and 2009, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
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
Assessment of the significance of a particular input to the fair value measurements may require judgment and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. Additional information about fair value measurements is provided in Note 2, Pension Plans and Other Postretirement Benefits, Note 8, Fair Value of Financial Instruments, and Note 9, Fair Value Measurements.
STOCK-BASED COMPENSATION – The Company measures all share-based compensation awards at fair value at the date of grant and recognizes the compensation cost of the awards over the requisite service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates. Refer to Note 3, Stock-Based Compensation, for further discussion of the accounting for the Company’s stock-based compensation plans.
NEW ACCOUNTING STANDARDS – In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures,” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The ASU does not change what items are measured at fair value, but instead makes various changes to the guidance pertaining to how fair value is measured. Additionally, the ASU sets forth additional disclosure requirements, including additional information about Level 3 fair value measurements. Many of the amendments in this ASU are changes to align the wording in U.S. GAAP with IFRS and, as such, are not intended to result in a change in the application of the guidance. The Company is currently evaluating the provisions of this ASU to determine the potential impact on its financial statements and disclosures. The Company is required to adopt the guidance in this ASU on a prospective basis in the second quarter of fiscal year 2012.
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
Pension costs in 2011, 2010, and 2009 amounted to $14.3, $7.4, and $6.2 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

(Thousands)	2011	2010	2009

Service cost – benefits earned during the period	$9,553	$8,841	$8,936
Interest cost on projected benefit obligation	18,819	19,729	20,957
Expected return on plan assets	(18,849)	(20,256)	(20,938)
Amortization of prior service cost	642	756	1,035
Amortization of actuarial loss	10,228	8,107	3,096
Loss on lump-sum settlement	943	1,078	—
Sub-total	21,336	18,255	13,086
Regulatory adjustment	(7,066)	(10,862)	(6,890)
Net pension cost	$14,270	$7,393	$6,196

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2011	2010	2009

Current year actuarial (gain) loss	$(13,485)	$3,822	$84,187
Amortization of actuarial loss	(11,171)	(9,185)	(3,096)
Current year prior service credit	—	(2,949)	—
Amortization of prior service cost	(642)	(756)	(1,035)
Sub-total	(25,298)	(9,068)	80,056
Regulatory adjustment	24,533	9,380	(78,527)
Total recognized in other comprehensive income	$(765)	$312	$1,529

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a MoPSC Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump-sum payments recognized as settlements during fiscal year 2011 and 2010 were $2.3 million, in each year. No lump-sum payments were recognized as settlements during fiscal year 2009.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an annual allowance of $4.8 million effective August 1, 2007 and $15.5 million effective January 1, 2011. The difference between this amount and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

(Thousands)	2011	2010

Benefit obligation at beginning of year	$398,360	$378,032
Service cost	9,553	8,841
Interest cost	18,819	19,729
Plan amendments	—	(2,949)
Actuarial (gain) loss	(12,625)	28,437
Settlement loss	746	778
Gross benefits paid *	(30,690)	(34,508)

Benefit obligation at end of year	$384,163	$398,360

Accumulated benefit obligation at end of year	$329,594	$338,042

*	Includes $(2,333) and $(2,293) lump-sum payments recognized as settlements in fiscal years 2011 and 2010, respectively.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2011	2010

Fair value of plan assets at beginning of year	$240,922	$223,688
Actual return on plan assets	20,455	45,648
Employer contributions	17,272	6,094
Gross benefits paid *	(30,690)	(34,508)
Fair value of plan assets at end of year	$247,959	$240,922

Funded status of plans, end of year	$(136,204)	$(157,438)

*	Includes $(2,333) and $(2,293) lump-sum payments recognized as settlements in fiscal years 2011 and 2010, respectively.

The following table sets forth the amounts recognized in the Consolidated Balance Sheets at September 30:

(Thousands)	2011	2010

Current liabilities	$(2,440)	$(2,420)
Noncurrent liabilities	(133,764)	(155,018)
Total	$(136,204)	$(157,438)

Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic pension cost consist of:
Net actuarial loss	$132,671	$157,327
Prior service costs	5,603	6,245
Sub-total	138,274	163,572
Adjustments for amounts included in Regulatory Assets	(134,334)	(158,867)
Total	$3,940	$4,705

At September 30, 2011, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic pension cost during fiscal year 2012:

(Thousands)

Amortization of net actuarial loss	$9,105
Amortization of prior service cost	592
Sub-total	9,697
Regulatory adjustment	(9,332)
Total	$365

The assumptions used to calculate net periodic pension costs are as follows:

	2011	2010	2009

Weighted average discount rate	4.75%	5.25%	6.60%
Weighted average rate of future compensation increase	3.00%	3.25%	3.75%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.25%

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
The assumptions used to calculate the benefit obligations are as follows:

	2011	2010

Weighted average discount rate	5.10%	4.75%
Weighted average rate of future compensation increase	3.00%	3.00%

Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

(Thousands)	2011	2010

Projected benefit obligation	$384,163	$398,360
Fair value of plan assets	247,959	240,922

Accumulated benefit obligation	329,594	338,042
Fair value of plan assets	247,959	240,922

Following are the targeted and actual plan assets by category:

	2012	2011	2010
	Target	Actual	Actual

Equity Strategy	50%	45%	49%
Debt Securities	50%	55%	51%
Total	100%	100%	100%

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
Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Pensions from Qualified Trust	Pensions from Laclede Gas Funds

2012	$20.9	$2.4
2013	22.2	1.5
2014	23.5	1.0
2015	26.9	0.8
2016	29.0	0.8
2017 – 2021	167.7	3.9

The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal year 2012 are anticipated to be $25.1 million into the qualified trusts, and $2.4 million into the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs in 2011, 2010, and 2009 amounted to $9.1, $7.6, and 7.6 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

(Thousands)	2011	2010	2009

Service cost – benefits earned during the period	$7,676	$6,442	$5,132
Interest cost on accumulated postretirement
benefit obligation	4,843	4,515	4,679
Expected return on plan assets	(3,646)	(3,032)	(2,376)
Amortization of transition obligation	136	136	136
Amortization of prior service credit	(2,328)	(2,328)	(2,328)
Amortization of actuarial loss	4,443	3,980	3,509
Sub-total	11,124	9,713	8,752
Regulatory adjustment	(2,071)	(2,071)	(1,110)
Net postretirement benefit cost	$9,053	$7,642	$7,642

Other changes in plan assets and postretirement benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2011	2010	2009

Current year actuarial loss	$1,696	$6,713	$11,137
Amortization of actuarial loss	(4,443)	(3,980)	(3,509)
Amortization of prior service credit	2,328	2,328	2,328
Amortization of transition obligation	(136)	(136)	(136)
Sub-total	(555)	4,925	9,820
Regulatory adjustment	555	(4,925)	(9,820)
Total recognized in other comprehensive income	$—	$—	$—

Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s postretirement benefit plans is based on an annual allowance of $7.6 million effective August 1, 2007 and $9.5 million effective January 1, 2011. The difference between this amount and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.
The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

(Thousands)	2011	2010

Benefit obligation at beginning of year	$97,979	$83,631
Service cost	7,676	6,442
Interest cost	4,843	4,515
Actuarial (gain) loss	(1,159)	7,564
Gross benefits paid	(5,348)	(4,173)
Benefit obligation at end of year	$103,991	$97,979

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2011	2010

Fair value of plan assets at beginning of year	$45,090	$33,561
Actual return on plan assets	791	3,883
Employer contributions	11,211	11,819
Gross benefits paid	(5,348)	(4,173)
Fair value of plan assets at end of year	$51,744	$45,090

Funded status of plans, end of year	$(52,247)	$(52,889)

The following table sets forth the amounts recognized in the Consolidated Balance Sheets at September 30:

(Thousands)	2011	2010

Current liabilities	$(310)	$(300)
Noncurrent liabilities	(51,937)	(52,589)
Total	$(52,247)	$(52,889)

Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic postretirement benefit cost consist of:
Net actuarial loss	$46,696	$49,442
Prior service credit	(2,096)	(4,423)
Transition obligation	229	365
Sub-total	44,829	45,384
Adjustments for amounts included in Regulatory Assets	(44,829)	(45,384)
Total	$—	$—

At September 30, 2011, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during fiscal year 2012:

(Thousands)
Amortization of net actuarial loss	$4,261
Amortization of prior service credit	(2,072)
Amortization of transition obligation	136
Sub-total	2,325
Regulatory adjustment	(2,325)
Total	$—

The assumptions used to calculate net periodic postretirement benefit costs are as follows:

	2011	2010	2009

Weighted average discount rate	4.70%	5.15%	6.35%
Weighted average rate of future compensation increase	3.00%	3.25%	3.75%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.25%

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
The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2011	2010

Weighted average discount rate	5.05%	4.70%
Weighted average rate of future compensation increase	3.00%	3.00%

The assumed medical cost trend rates at September 30 are as follows:

	2011	2010
Medical cost trend assumed for next year	7.50%	8.00%
Rate to which the medical cost trend rate is assumed to decline
(the ultimate medical cost trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2017	2017

The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

(Thousands)	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost	$1,380	$(1,230)
Effect on accumulated postretirement benefit obligation	6,580	(5,990)

Following are the targeted and actual plan assets by category:

	2012	2011	2010
	Target	Actual	Actual

Equity Securities	60%	59%	59%
Debt Securities	40%	41%	41%
Total	100%	100%	100%

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
Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Benefits Paid from Qualified Trust	Benefits Paid from Laclede Gas Funds

2012	$5.2	$0.3
2013	5.5	0.3
2014	5.8	0.3
2015	6.2	0.4
2016	6.8	0.4
2017 – 2021	51.9	2.0

Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Contributions to the postretirement plans in fiscal year 2012 are anticipated to be $11.4 million to the qualified trusts, and $0.3 million paid directly to participants from Laclede Gas funds.

Other Plans

Laclede Gas sponsors 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Laclede Gas provides a match of such contributions within specific limits. The cost of the defined contribution plans of Laclede Gas amounted to $3.6 million, $3.6 million, and $3.5 million for fiscal years 2011, 2010, and 2009, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets

The table below categorizes the fair value measurements of Laclede Gas’ pension plan assets:

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2011
Cash and cash equivalents	$2,123	$—	$—	$2,123
Debt Securities
U.S. bond mutual funds	36,542	—	—	36,542
U.S. government	—	80,185	—	80,185
U.S. corporate	—	103,352	—	103,352
U.S. municipal	—	9,019	—	9,019
International	—	18,578	—	18,578
Derivative instruments (a)	—	(1,840)	—	(1,840)
Total	$38,665	$209,294	$—	$247,959

As of September 30, 2010
Cash and cash equivalents	$1,406	$—	$—	$1,406
Debt Securities
U.S. bond mutual funds	33,082	—	—	33,082
U.S. government	—	90,993	—	90,993
U.S. corporate	—	90,476	—	90,476
U.S. municipal	—	6,241	—	6,241
International	—	18,676	—	18,676
Derivative instruments (b)	—	9	—	9
Other	—	39	—	39
Total	$34,488	$206,434	$—	$240,922

(a)	Derivative liabilities of $10,661 net of cash margin receivable of $8,821.
(b)	Derivative assets of $10,399 net of cash margin payable of $10,390.

The table below categorizes the fair value measurements of Laclede Gas’ postretirement plan assets:

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2011
Cash and cash equivalents	$1,109	$—	$—	$1,109
U.S. stock/bond mutual fund	50,635	—	—	50,635
Total	$51,744	$—	$—	$51,744

As of September 30, 2010
Cash and cash equivalents	$1,021	$—	$—	$1,021
U.S. stock/bond mutual fund	44,069	—	—	44,069
Total	$45,090	$—	$—	$45,090

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

3.	STOCK-BASED COMPENSATION

The Laclede Group 2006 Equity Incentive Plan (the 2006 Plan) was amended and approved at the annual meeting of shareholders of Laclede Group on January 27, 2011. The purpose of the 2006 Plan is to encourage officers and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation Committee (Committee) of the Board of Directors may grant awards under the 2006 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Committee. Under the terms of the 2006 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The 2006 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award. The maximum number of shares reserved for issuance under the 2006 Plan is 1,250,000. The 2006 Plan replaced the Laclede Group Equity Incentive Plan (the 2003 Plan). Shares reserved under the 2003 Plan, other than those needed for currently outstanding awards, were canceled upon shareholder approval of the 2006 Plan.
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

Restricted Stock Awards

During fiscal year 2011, the Company granted 81,525 performance-contingent restricted shares and share units to executive officers and key employees at a weighted average grant date fair value of $30.78 per share/unit. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The shares and share units have a performance period ending September 30, 2013, during which participants are entitled to voting rights on the target level, or 54,350 shares. Dividends on these target level of shares accrue during the performance period and will be paid to the participants up to the target level upon vesting, but are subject to forfeiture if the underlying shares do not vest. The number of shares and share units that will ultimately vest is dependent upon the attainment of certain levels of earnings growth and other strategic goals; further, under the terms of the award, the Compensation Committee of the Board of Directors has the discretion to reduce by up to 25% the number that vest if the Company’s total shareholder return (TSR) during the performance period ranks below the median relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles and is discussed further below.
Additionally, on September 1, 2011, Laclede Group granted 10,000 restricted stock units to an executive officer at a grant date fair value of $29.85 per unit, that vest after two years of employment and satisfaction of a market condition related to the Company’s stock price. Pursuant to that market condition, provided that two years of service are completed, half of these restricted stock units will vest upon attainment of a targeted average of the Company’s stock price and the remaining half of the restricted stock units will vest upon attainment of a second targeted average of the Company’s stock price. These restricted stock units will expire September 1, 2016. No dividends are paid or accrued during the vesting period. Furthermore, the participant has no voting rights in the interim.
The weighted average grant date fair value of performance-contingent restricted shares and share units granted during fiscal years 2010 and 2009 was $25.41 and $47.17 per share/unit, respectively.

Fiscal year 2011 activity of restricted stock and restricted stock units subject to performance and/or market conditions is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2010	255,300	$34.07

Granted (maximum shares that can be earned)	91,525	$30.68
Vested	(72,750)	$29.32
Forfeited	(15,000)	$32.65

Nonvested at September 30, 2011	259,075	$34.29

During fiscal year 2011, the Company granted 29,250 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $35.93 per share. These shares were awarded on December 1, 2010 and vest December 1, 2013. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. Additionally, on September 1, 2011 , Laclede Group granted 7,000 time-vested restricted stock units to an executive officer, at a grant date fair value of $36.40 per unit, that will vest ratably over three years. No dividends are paid or accrue during the vesting period. Furthermore, the participant has no voting rights in the interim. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal year 2010 and 2009 was $30.55 and $50.55 per share, respectively.
During fiscal year 2011, the Company granted 12,500 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $39.48 per share. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2010 and 2009 was $32.32 and $46.52 per share, respectively. These shares vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.
Time-vested restricted stock and time-vested restricted stock unit activity for fiscal year 2011 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2010	121,850	$36.62

Granted	48,750	$36.91
Vested	(26,250)	$35.15
Forfeited	(1,000)	$35.47

Nonvested at September 30, 2011	143,350	$37.00

During fiscal year 2011, 94,500 shares of restricted stock (performance-contingent and time-vested), awarded on December 5, 2007, vested. The Company withheld 32,373 of the vested shares at a weighted average price of $35.90 per share pursuant to elections by employees to satisfy tax withholding obligations. During fiscal year 2010, 58,250 shares of performance-contingent restricted stock, awarded on November 2, 2006 and December 5, 2007, vested. The Company withheld 18,899 of these vested shares at a weighted average price of $30.49 per share pursuant to elections by employees to satisfy tax withholding obligations During fiscal year 2009, 43,000 shares of performance-contingent restricted stock, awarded on November 2, 2005, vested. The Company withheld 12,615 of these vested shares at a weighted average price of $53.48 per share pursuant to elections by employees to satisfy tax withholding obligations.

The total fair value of restricted stock (performance-contingent and time-vested) vested during fiscal years 2011, 2010, and 2009 was $3.6 million, $2.0 million, and $2.6 million, respectively, and the related actual tax benefit realized was $1.4 million, $0.8 million, and $1.0 million, respectively.

Stock Option Awards

No stock options were granted during fiscal years 2011, 2010, and 2009. Stock option activity for fiscal year 2011 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2010	335,975	$30.75

Granted	—	$—
Exercised	(30,100)	$31.05
Forfeited	—	$—
Expired	—	$—

Outstanding at September 30, 2011	305,875	$30.72	3.3	$2,455

Fully Vested and Expected to Vest at September 30, 2011	305,875	$30.72	3.3	$2,455

Exercisable at September 30, 2011	305,875	$30.72	3.3	$2,455

Exercise prices of options outstanding at September 30, 2011 range from $23.27 to $34.95. During fiscal year 2011, cash received from the exercise of stock options was $0.9 million, the intrinsic value of the options exercised was $0.2 million and the related actual tax benefit realized was $0.1 million. During fiscal year 2010, cash received from the exercise of stock options was $0.4 million, the intrinsic value of the options exercised was $34,000 and the related actual tax benefit realized was $13,000. During fiscal year 2009, cash received from the exercise of stock options was $1.7 million, the intrinsic value of the options exercised was $0.9 million and the related actual tax benefit realized was $0.4 million.
The closing price of the Company’s common stock was $38.75 at September 30, 2011.

Equity Compensation Costs

Compensation cost for performance-contingent restricted stock awards is based upon the probable outcome of the performance conditions. For shares that do not vest or are not expected to vest due to the outcome of the performance conditions (excluding market conditions), no compensation cost is recognized and any previously recognized compensation cost is reversed.

The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, is estimated using the closing price of the Company’s stock on the date of the grant. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value per share of the awards subject to the TSR provision awarded during fiscal years 2011, 2010, and 2009 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2011	2010	2009

Risk free interest rate	0.79%	1.40%	1.61%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	33.42%	35.3%	31.8%
Vesting period	2.8 years	2.9 years	2.9 years

The risk free interest rate was based on the yield on U.S. Treasury securities matching the vesting period. The expected volatility is based on the historical volatility of the Company’s stock. Volatility assumptions were also made for each of the companies included in the comparator group. The vesting period is equal to the performance period set forth in the terms of the award.
To determine the fair value of the performance-contingent restricted stock units granted on September 1, 2011, the Company estimated the probability that the award’s market condition would be satisfied, based on certain parameters pertaining to the historical performance of the Company’s stock price. Such probability estimate was applied to the Company’s stock price on the grant date, reduced to exclude the present value of expected dividends during the vesting period.
The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

(Thousands)	2011	2010	2009

Total equity compensation cost	$3,980	$3,795	$3,990
Compensation cost capitalized	(924)	(798)	(815)
Compensation cost recognized in net income	3,056	2,997	3,175
Income tax benefit recognized in net income	(1,179)	(1,156)	(1,225)
Compensation cost recognized in net income, net of income tax	$1,877	$1,841	$1,950

As of September 30, 2011, there was $3.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years.

4.	EARNINGS PER COMMON SHARE

(Thousands, Except Per Share Amounts)	2011	2010	2009
Basic EPS:
Net Income	$63,825	$54,040	$64,247
Less: Income allocated to participating securities	497	529	699
Net Income Available to Common Shareholders	$63,328	$53,511	$63,548

Weighted Average Shares Outstanding	22,099	21,986	21,893
Earnings Per Share of Common Stock	$2.87	$2.43	$2.90

Diluted EPS:
Net Income	$63,825	$54,040	$64,247
Less: Income allocated to participating securities	496	528	698
Net Income Available to Common Shareholders	$63,329	$53,512	$63,549

Weighted Average Shares Outstanding	22,099	21,986	21,893
Dilutive Effect of Stock Options
and Restricted Stock	72	53	67
Weighted Average Diluted Shares	22,171	22,039	21,960

Earnings Per Share of Common Stock	$2.86	$2.43	$2.89

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Antidilutive stock options	—	75	—
Restricted stock and stock units subject to performance and/or market conditions	203	123	57
Total	203	198	57

5.	STOCKHOLDERS’ EQUITY

Total shares of common stock outstanding were 22.43 million and 22.29 million at September 30, 2011 and 2010, respectively.
Common stock and paid-in capital increased $5.1 million in fiscal year 2011. The issuance of 43,354 common shares under the Dividend Reinvestment and Stock Purchase Plan increased common stock and paid-in capital by $1.6 million. The remaining $3.5 million increase was primarily due to stock-based compensation costs and the issuance of 94,576 shares of common stock under the Equity Incentive Plan. Common stock and paid-in capital increased $4.6 million in fiscal year 2010. The issuance of 42,733 common shares under the Dividend Reinvestment and Stock Purchase Plan increased common stock and paid-in capital by $1.4 million. The remaining $3.2 million increase was primarily due to stock-based compensation costs and the issuance of 81,951 shares of common stock under the Equity Incentive Plan.
Previously, Laclede Group declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each preferred share purchase right entitled the registered holder to purchase from Laclede Group one one-hundredth of Series A junior participating preferred stock for a purchase price of $90, subject to adjustment. The value of one one-hundredth of a preferred share purchasable upon the exercise of each right should, because of the nature of the preferred shares’ dividend, liquidation, and voting rights, approximate the value of one common share. On October 1, 2011, all of these rights expired and have not been replaced.

Substantially all of the utility plant of Laclede Gas is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas’ ability to pay cash dividends on its common stock. These provisions are applicable regardless of whether the stock is publicly held or, as has been the case since the formation of Laclede Group, held solely by the Utility’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953, would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8 million plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953, to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2011 and 2010, the amount under the mortgage’s formula that was available to pay dividends was $299 million and $280 million, respectively. Thus, all of the Utility’s retained earnings were free from such restrictions as of those dates.
Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 285,222 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 284,427 and 275,111 shares at September 30, 2011 and Novmeber 18, 2011, respectively, remaining available for issuance under this Form S-3. The Company filed this Form S-3 on July 29, 2011 to replace the previous Form S-3, which was scheduled to expire later this year. In addition, on January 28, 2011, Laclede Group filed an automatic shelf registration statement on Form S-3 for the issuance of equity and debt securities. No securities have been issued under that S-3. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.
Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, all of which remains available to Laclede Gas at this time. The Utility has authority from the MoPSC until June 30, 2013 to issue up to $518 million in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital, of which $515.7 million remained under this authorization as of September 30, 2011. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.
The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the
Consolidated Balance Sheets at September 30 were as follows:

(Thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, September 30, 2009	$532	$(2,698)	$(2,166)
Current-period change	(4,779)	(192)	(4,971)
Balance, September 30, 2010	(4,247)	(2,890)	(7,137)
Current-period change	4,567	470	5,037
Balance, September 30, 2011	$320	$(2,420)	$(2,100)

Income tax expense (benefit) recorded for items of other comprehensive income reported in the Statements of Consolidated Comprehensive Income is calculated by applying statutory federal, state, and local income tax rates applicable to ordinary income. The tax rates applied to individual items of other comprehensive income are similar within each reporting period.

6.	LONG-TERM DEBT

Maturities on long-term debt for the five fiscal years subsequent to September 30, 2011 are as follows:

2012	—
2013	$25 million
2014	—
2015	—
2016	—

On November 15, 2010, Laclede Gas paid at maturity $25 million principal amount of 6 1/2% first mortgage bonds. This maturity was funded through short-term borrowings.
At September 30, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Of the Utility’s $365 million in long-term debt, $50 million have no call options, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, which expires May 28, 2013. The entire amount of this shelf registration remains available to Laclede Gas at this time. The Utility has authority from the MoPSC until June 30, 2013 to issue up to $518 million in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital, of which $515.7 million remained under this authorization as of September 30, 2011. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.
Substantially all of the utility plant of Laclede Gas is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas’ ability to pay cash dividends on its common stock, which are described more fully in Note 5, Stockholders’ Equity.
At September 30, 2011 and 2010, Laclede Gas had preferred stock shares authorized totaling 1,480,000, but none were issued and outstanding.

7.	NOTES PAYABLE AND CREDIT AGREEMENTS

The Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $300 million from seven banks, with the largest portion provided by a single bank being 17.9%. This line replaced a $320 million syndicated line that had been scheduled to expire in December 2011. The new line, which became effective on July 18, 2011 and is scheduled to expire in July 2016, terminated the previous line on that same date.
Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On September 30, 2011, total debt was 52% of total capitalization.
Information about the Laclede Group’s short-term borrowings (excluding inter-company borrowings) during the 12 months ended September 30, 2011 and 2010, and as of September 30, 2011 and 2010, is presented below:

Commercial Paper Borrowings

12 Months Ended September 30, 2011
Weighted average borrowings outstanding	$54.6 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 – $172.1 million

As of September 30, 2011
Borrowings outstanding at end of period	$46.0 million
Weighted average interest rate	0.3%

12 Months Ended September 30, 2010
Weighted average borrowings outstanding	$107.9 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$48.2 – $178.0 million

As of September 30, 2010
Borrowings outstanding at end of period	$129.7 million
Weighted average interest rate	0.3%

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in a syndicated line of credit, which expires in July 2016, to meet short-term liquidity needs of its subsidiaries. On July 18, 2011, Laclede Group entered into this new syndicated line of credit, which replaced previous lines of $50 million that were terminated on that same date. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 42% on September 30, 2011. These lines have been used to provide for seasonal funding needs. There were no borrowings under Laclede Group’s lines during the fiscal year, other than minimal one-day draws under the previous lines for administrative purposes.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments at September 30, 2011 and 2010 are as follows:

(Thousands)	Carrying Amount	Fair Value

2011:
Cash and cash equivalents	$43,277	$43,277
Marketable securities	14,833	14,833
Derivative instrument assets	8,988	8,988
Derivative instrument liabilities	54	54
Short-term debt	46,000	46,000
Long-term debt	364,357	443,739

2010:
Cash and cash equivalents	$86,919	$86,919
Marketable securities	12,856	12,856
Derivative instrument assets	12,761	12,761
Derivative instrument liabilities	14	14
Short-term debt	129,650	129,650
Long-term debt, including current portion	389,298	443,959

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. The fair values of marketable securities, derivative instruments assets, and derivative instrument liabilities are valued as described in Note 9, Fair Value Measurements.

9.	FAIR VALUE MEASUREMENTS

The following table categorizes the assets and liabilities in the Consolidated Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$14,833	$—	$—	$—	$14,833
NYMEX/ICE natural gas contracts	4,856	—	—	1,975	6,831
NYMEX gasoline and heating oil contracts	19	—	—	162	181
Natural gas commodity contracts	—	2,018	66	(108)	1,976
Total	$19,708	$2,018	$66	$2,029	$23,821

Liabilities
NYMEX/ICE natural gas contracts	$20,928	$—	$—	$(20,928)	$—
NYMEX gasoline and heating oil contracts	124	—	—	(124)	—
Natural gas commodity contracts	—	109	53	(108)	54
Total	$21,052	$109	$53	$(21,160)	$54

As of September 30, 2010
Assets
U. S. Stock/Bond Mutual Funds	$12,856	$—	$—	$—	$12,856
NYMEX/ICE natural gas contracts	5,087	—	—	7,214	12,301
NYMEX gasoline and heating oil contracts	59	—	—	220	279
Natural gas commodity contracts	—	161	76	(56)	181
Total	$18,002	$161	$76	$7,378	$25,617

Liabilities
NYMEX/ICE natural gas contracts	$53,677	$—	$—	$(53,677)	$—
NYMEX gasoline and heating oil contracts	37	—	—	(37)	—
Natural gas commodity contracts	—	17	53	(56)	14
Total	$53,714	$17	$53	$(53,770)	$14

The mutual funds included in Level 1 are valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX. Derivative instruments included in Level 2 are valued using broker or dealer quotation services or by using observable market inputs. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. During fiscal years 2011 and 2010, there were no transfers between the levels of the fair value hierarchy. The Company’s policy is to recognize such transfers, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. The following is a reconciliation of the Level 3 beginning and ending net derivative balances:

(Thousands)	2011	2010

Beginning of period	$23	$(101)
Issuances and settlements - net	(86)	53
Net gains (losses) related to derivatives not held at end of period	(78)	48
Net gains related to derivatives still held at end of period	154	23
End of period	$13	$23

The mutual funds are included in the Other investments line of the Consolidated Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Consolidated Balance Sheets when a legally enforceable netting agreement exists between the Company and the counterparty to a derivative contract. For additional information on derivative instruments, see Note 10, Derivative Instruments and Hedging Activities.

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation and permits the Utility to hedge up to 70% of its normal volumes purchased for up to a 36-month period. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs, subject to prudence review by the MoPSC. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. The Utility does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, and, as a result, have no direct impact on the Statements of Consolidated Income. The timing of the operation of the PGA Clause may cause interim variations in short-term cash flows, because the Utility is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA Clause.
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At September 30, 2011, Laclede Gas held 0.3 million gallons of gasoline futures contracts at an average price of $2.86 per gallon and 0.3 million gallons of gasoline options contracts. Most of these contracts, the longest of which extends to September 2012, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815. The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into commitments associated with the purchase or sale of natural gas. Many of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2011, the fair values of 38.0 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 35.0 million MMBtu will settle during fiscal year 2012, while the remaining 3.0 million MMBtu will settle during fiscal year 2013. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures and swap contracts to lock in margins. At September 30, 2011, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX and ICE natural gas futures and swap contracts used to lock in margins are generally designated as cash flow hedges of forecasted transactions for financial reporting purposes.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2011, it is expected that approximately $0.6 million of pretax gains will be reclassified into the Statements of Consolidated Income during fiscal year 2012. The net amount of pre-tax (losses) gains recognized in earnings for the ineffective portion of cash flow hedges was $(0.3) million, $(1.0) million, and $2.9 million for fiscal years 2011, 2010, and 2009, respectively. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.
The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX/ICE natural gas futures and swap positions at September 30, 2011 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures/swap positions
Fiscal 2012	—	$—	6.96	$4.59
Fiscal 2013	—	—	0.31	4.88

Open long futures/swap positions
Fiscal 2012	19.82	$4.73	3.06	$5.37
Fiscal 2013	4.18	4.71	0.16	5.04
Fiscal 2014	—	—	0.02	5.04

At September 30, 2011, Laclede Gas also had 13.0 million MMBtu of other price risk mitigation measures in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

	Location of Gain (Loss)
(Thousands)	Recorded in Income	2011	2010	2009 (a)
Derivatives in Cash Flow Hedging Relationships

Effective portion of gain (loss) recognized in OCI on derivatives:
NYMEX/ICE natural gas contracts		$5,226	$5,099	$3,733
NYMEX gasoline and heating oil contracts		355	160	248
Total		$5,581	$5,259	$3,981

Effective portion of gain (loss) reclassified from AOCI to income:
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$7,443	$15,632	$12,997
	Non-Regulated Gas Marketing Operating Expenses	(9,770)	(2,851)	(6,117)
Sub-total		(2,327)	12,781	6,880

NYMEX gasoline and heating oil contracts	Regulated Gas Distribution Other Operation Expenses	466	264	119
Total		$(1,861)	$13,045	$6,999

Ineffective portion of gain (loss) on derivatives recognized in income:
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$966	$1,338	$745
	Non-Regulated Gas Marketing Operating Expenses	(1,322)	(2,305)	(258)
Sub-total		(356)	(967)	487

NYMEX gasoline and heating oil contracts	Regulated Gas Distribution Other Operation Expenses	12	(57)	198
Total		$(344)	$(1,024)	$685

Derivatives Not Designated as Hedging Instruments (b)

Gain (loss) recognized in income on derivatives:
Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$(660)	$4,269	$1,785
	Non-Regulated Gas Marketing Operating Expenses	4,229	(3,435)	(46)
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	(115)	(11)	—
	Non-Regulated Gas Marketing Operating Expenses	(3)	(552)	824
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	37	(1)	17
Total		$3,488	$270	$2,580

(a)
The Company prospectively adopted SFAS No. 161, as codified in ASC Topic 815, in the second quarter of fiscal year 2009. Accordingly, amounts disclosed in this column exclude activity prior to January 1, 2009.

(b)
Gains and losses on Laclede Gas’ natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Utility’s PGA Clause and initially recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Consolidated Income. Such amounts are recognized in the Statements of Consolidated Income as a component of Utility Natural and Propane Gas operating expenses when they are recovered through the PGA Clause and reflected in customer billings.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2011

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$4,395		Derivative Instrument Assets	$4,105
	Other Deferred Charges	4		Other Deferred Charges	85
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	15		Derivative Instrument Assets	117
Sub-total		4,414			4,307

Derivatives not designated as hedging instruments

NYMEX/ICE natural gas contracts	Derivative Instrument Assets	457		Derivative Instrument Assets	16,330
	Other Deferred Charges	—		Other Deferred Charges	408
Natural gas commodity contracts	Derivative Instrument Assets	1,894		Other Current Liabilities	62
	Other Current Liabilities	8		Derivative Instrument Assets	100
	Other Deferred Charges	183		Other Deferred Charges	—
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	4		Derivative Instrument Assets	7
Sub-total		2,546			16,907
Total derivatives		$6,960			$21,214

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2010

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$3,174		Derivative Instrument Assets	$9,705
	Other Deferred Charges	4		Other Deferred Charges	3,435
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	56		Derivative Instrument Assets	34
Sub-total		3,234			13,174

Derivatives not designated as hedging instruments

NYMEX/ICE natural gas contracts	Derivative Instrument Assets	1,401		Derivative Instrument Assets	37,457
	Other Deferred Charges	508		Other Deferred Charges	3,080
Natural gas commodity contracts	Derivative Instrument Assets	237		Other Current Liabilities	14
	Other Current Liabilities	—		Derivative Instrument Assets	56
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	3		Derivative Instrument Assets	3
Sub-total		2,149			40,610
Total derivatives		$5,383			$53,784

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Consolidated Balance Sheets. As such, the gross balances presented in the table above are not indicative of the Company’s net economic exposure. Refer to Note 9, Fair Value Measurements, for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

	(Thousands)	2011	2010

	Fair value of asset derivatives presented above	$6,960	$5,383
	Fair value of cash margin receivables	23,188	61,148
	Netting of assets and liabilities with the same counterparty	(21,160)	(53,770)
	Total	$8,988	$12,761

	Derivative Instrument Assets, per Consolidated Balance Sheets:
	Derivative instrument assets	$7,759	$10,285
	Other deferred charges	1,229	2,476
	Total	$8,988	$12,761

	Fair value of liability derivatives presented above	$21,214	$53,784
	Netting of assets and liabilities with the same counterparty	(21,160)	(53,770)
	Derivative instrument liabilities, per Consolidated Balance Sheets*	$54	$14

*	Included in the Other line of the Current Liabilities section

11.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $8.7 million, or 17.6% of LER’s total accounts receivable at September 30, 2011. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $0.2 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $25.4 million of LER’s total accounts receivable, or 51.5% at September 30, 2011, while net receivable amounts from these customers, reflecting netting arrangements, were $21.7 million. LER also has concentrations of credit risk with certain individually significant counterparties. At September 30, 2011, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure), were $16.4 million, or 33.3% of LER’s total accounts receivable. Three of these five counterparties are investment-grade rated companies. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $15.4 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

12.	INCOME TAXES

The net provisions for income taxes charged during the fiscal years ended September 30, 2011, 2010, and 2009 are as follows:

(Thousands)	2011	2010	2009

Included in Statements of Consolidated Income:
Federal
Current	$4,724	$(4,796)	$12,614
Deferred	20,602	28,304	15,454
Investment tax credits	(213)	(216)	(219)
State and local
Current	573	(867)	1,958
Deferred	3,496	4,669	2,702
Total Income Tax Expense	$29,182	$27,094	$32,509

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2011	2010	2009

Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal
income tax benefits	2.8	3.0	3.1
Certain expenses capitalized on books and
deducted on tax return	(5.0)	(4.0)	(2.9)
Taxes related to prior years	(0.7)	0.1	(0.6)
Other items – net	(0.7)	(0.7)	(1.0)
Effective income tax rate	31.4%	33.4%	33.6%

The significant items comprising the net deferred tax liability recognized in the Consolidated Balance Sheets as of September 30 are as follows:

(Thousands)	2011	2010

Deferred tax assets:
Reserves not currently deductible	$18,146	$18,808
Pension and other postretirement benefits	69,112	78,790
Unamortized investment tax credits	2,088	2,222
Other*	10,390	11,723
Total deferred tax assets	99,736	111,543

Deferred tax liabilities:
Relating to property	278,574	$256,038
Regulatory pension and other postretirement benefits	111,327	110,396
Deferred gas costs	14,674	22,126
Other	18,971	15,529
Total deferred tax liabilities	423,546	404,089

Net deferred tax liability	323,810	292,546
Net deferred tax liability – current*	(8,405)	(155)
Net deferred tax liability – non-current	$315,405	$292,391

*Includes investments in state tax credits totaling $2.3 million as of September 30, 2011. There were none as of September 30, 2010.

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
The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits at September 30 as reported in the Consolidated Balance Sheets:

(Thousands)	2011	2010

Unrecognized tax benefits, beginning of year	$6,383	$1,366
Increases (decreases) related to tax positions taken in current year	(173)	5,017
Reductions due to lapse of applicable statute of limitations	(614)	—
Unrecognized tax benefits, end of year	$5,596	$6,383

The amount of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate were $1.3 million and $1.7 million as of September 30, 2011 and 2010, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the Company’s unrecognized tax benefits. The Company does not expect that any such change will be significant.
Interest accrued associated with the Company’s uncertain tax positions as of September 30, 2011 and 2010 were $0.4 million and $0.3 million, respectively, and an immaterial amount of penalties were accrued as of September 30, 2011. Interest expense accrued during fiscal year 2011 and 2010 was $0.2 million per year, and immaterial for fiscal year 2009. During fiscal year 2011, the Company reversed $0.1 million of accrued interest expense in the Consolidated Statements of Income.
The Company is subject to U.S. federal income tax as well as income tax of state and local jurisdictions. The Company is no longer subject to examination for fiscal years prior to 2008.

13.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

(Thousands)	2011	2010	2009

Interest income	$1,136	$1,743	$2,972
Net investment gain (loss)	185	1,077	(1,019)
Other income	118	276	423
Other income deductions	(1,262)	24	(923)
Other Income and (Income Deductions) – Net	$177	$3,120	$1,453

The decrease in Other Income and (Income Deductions) – Net in fiscal year 2011 (compared to fiscal year 2010), was primarily due to a contribution to the Company’s Charitable Trust, lower net investment gains and a decrease in income associated with carrying costs applied to under-recoveries of gas costs. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.
The increase in Other Income and (Income Deductions) – Net in fiscal year 2010 (compared to fiscal year 2009), was primarily due to higher net investment gains and other minor variations, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs and lower interest income.

14.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.2 million, including the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the FERC as well as non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also includes Laclede Gas’ non-regulated business activities, which are comprised of its non-regulated propane sales transactions, its propane storage and related services, and its merchandise sales business. The merchandise sales business, which was not material, ceased operations on September 30, 2009. Accounting policies are described in Note 1. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of ASC Topic 980. Those types of transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
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

		Non-
	Regulated	Regulated				Unallocated
	Gas	Gas				and
(Thousands)	Distribution	Marketing		Other		Eliminations	Consolidated

FISCAL 2011
Revenues from external customers	$911,614	$645,042		$19,704		$—	$1,576,360
Intersegment revenues	1,576	24,333		1,038		—	26,947
Total Operating Revenues	913,190	669,375		20,742		—	1,603,307
Depreciation and amortization	39,214	—	*	—	**	—	39,214
Interest income	1,057	165		217		(303)	1,136
Interest charges	25,544	14		162		(303)	25,417
Income tax expense	18,694	6,570		3,918		—	29,182
Net economic earnings	46,952	8,962		6,496	***	—	62,410
Total assets	1,641,386	175,352		129,176		(162,832)	1,783,082
Capital expenditures	67,304	215		119		—	67,638

FISCAL 2010
Revenues from external customers	$861,435	$835,089		$10,912		$—	$1,707,436
Intersegment revenues	2,862	23,693		1,038		—	27,593
Total Operating Revenues	864,297	858,782		11,950		—	1,735,029
Depreciation and amortization	37,572	—	*	—	**	—	37,572
Interest income	1,493	189		216		(155)	1,743
Interest charges	26,852	—		155		(155)	26,852
Income tax expense	15,842	8,609		2,643		—	27,094
Net economic earnings	36,141	15,709		4,315	***	—	56,165
Total assets	1,657,530	165,181		117,808		(100,323)	1,840,196
Capital expenditures	56,234	733		92		(62)	56,997

FISCAL 2009
Revenues from external customers	$1,049,288	$804,499		$3,302		$—	$1,857,089
Intersegment revenues	4,705	32,366		1,038		—	38,109
Total Operating Revenues	1,053,993	836,865		4,340		—	1,895,198
Depreciation and amortization	36,751	—		—	**	—	36,751
Interest income	2,505	794		1,078		(1,405)	2,972
Interest charges	30,353	—		798		(1,405)	29,746
Income tax expense (benefit)	13,856	19,186		(533)		—	32,509
Net economic earnings (losses)	33,057	28,081		(332)		—	60,806
Total assets	1,598,600	148,248		105,237		(90,067)	1,762,018
Capital expenditures	51,384	820		180		—	52,384

*
Depreciation and amortization for Non-Regulated Gas Marketing is included in Non-Regulated Gas Marketing Expenses on the Statements of Consolidated Income ($0.3 million for fiscal year 2011, $0.1 million for fiscal year 2010).

**
Depreciation, amortization, and accretion for Other is included in the Other Operating Expenses on the Statements of Consolidated Income ($0.3 million for fiscal year 2011, $0.2 million for fiscal year 2010 and $0.3 million for fiscal year 2009).

***
Net economic earnings include income realized by Laclede Gas from two separate non-regulated sales of propane inventory no longer needed to serve utility customers, one of which occurred in fiscal 2010 and the other occurring in fiscal 2011. These transactions resulted in after-tax earnings totaling $6.1 million in fiscal 2011 and $3.7 million in fiscal 2010.

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income

(Thousands)	2011	2010	2009

Total Net Economic Earnings above	$62,410	$56,165	$60,806
Add: Unrealized gain (loss) on energy-related derivative contracts, net of tax	1,415	(2,125)	3,441
Net Income	$63,825	$54,040	$64,247

15.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas estimates total Utility capital expenditures for fiscal 2012 at approximately $104 million. During fiscal year 2011, the Utility initiated a multi-year project to replace its existing work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At September 30, 2011, the Company was contractually committed to costs of approximately $6 million related to this project, with additional expenditures to be incurred throughout the project's life. Fiscal year 2012 capital expenditures for non-regulated subsidiaries are estimated at approximately $0.2 million. There are no material contractual commitments at September 30, 2011 related to these estimated capital expenditures.
Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2011 are estimated at approximately $720 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas estimates that it will pay approximately $81 million annually, at present rate levels, for fixed charges related to these or other contracts that are expected to be in place for the upcoming year for the reservation of gas supplies and pipeline transmission and storage capacity. The Utility recovers its costs from customers in accordance with the PGA Clause.
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

Leases and Guarantees

The lease agreement covering the headquarters office space of Laclede Gas extends through February 2015 with the option to renew for up to five additional years. The aggregate rental expense for fiscal years 2011, 2010, and 2009 was $918,000, $909,000, and $900,000, respectively. The annual minimum rental payment for fiscal year 2012 is anticipated to be approximately $927,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal year 2015. Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $3.0 million in fiscal year 2012, $1.9 million in fiscal year 2013, $1.2 million in fiscal year 2014, and $0.3 million in fiscal year 2015. Laclede Gas and LER have other relatively minor rental arrangements that provide for minimum rental payments.
Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2015. At September 30, 2011, the maximum guarantees under these leases are $0.9 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At September 30, 2011, the carrying value of the liability recognized for these guarantees was $0.2 million.
Laclede Group had guarantees totaling $95.3 million for performance and payment of certain gas supply transactions by LER, as of September 30, 2011. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $1.0 million bringing the total to $96.3 million in guarantees outstanding at November 18, 2011. No amounts have been recorded for these guarantees in the financial statements. As of September 30, 2011, management believes the probability is low that Laclede Group will be required to make payments under these guarantees.

A consolidated subsidiary is a general partner in an unconsolidated partnership that invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $1.8 million incurred in connection with various real estate ventures. Laclede Group has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Laclede Group further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.

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
Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. The Company is evaluating the Attorney General’s request to ascertain whether, or to what extent, it will be involved in additional site investigations and/or site remediation.
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
In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual, which the MoPSC dismissed. On February 4, 2011, the MoPSC issued an Order finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.
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
Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

16.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

In the opinion of Laclede Group, the quarterly information presented below for fiscal years 2011 and 2010 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

(Thousands, Except Per Share Amounts)
Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

Fiscal Year 2011
Total Operating Revenues	$444,202	$543,778	$344,281	$271,046
Operating Income	40,751	49,943	25,754	1,799
Net Income (Loss)	23,369	27,893	15,390	(2,827)
Basic Earnings (Loss) Per Share of Common Stock	1.05	1.25	0.69	(0.13)
Diluted Earnings (Loss) Per Share of Common Stock	1.05	1.25	0.69	(0.13)

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

Fiscal Year 2010
Total Operating Revenues	$491,166	$635,325	$324,507	$284,031
Operating Income	40,664	50,270	12,867	1,065
Net Income (Loss)	22,886	28,020	4,731	(1,597)
Basic Earnings (Loss) Per Share of Common Stock	1.03	1.26	0.21	(0.07)
Diluted Earnings (Loss) Per Share of Common Stock	1.03	1.26	0.21	(0.07)

17.	SUBSEQUENT EVENT

As discussed in Note 10, Derivative Instruments and Hedging Activities, Laclede Gas and LER enter into NYMEX and ICE exchange-traded/cleared derivative instruments. At September 30, 2011, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas and LER to a new brokerage firm. As of November 17, 2011, the Company had $2.7 million on deposit with MF Global in customer-segregated accounts that remain frozen pending final resolution by the bankruptcy trustee. While the Company's exposure at this time is not considered material, management is unable to predict when, or to what extent, these remaining funds will be returned.

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
The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included under Item 8, pages 46 through 48.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:
•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement dated December 19, 2011 (2011 proxy statement);
•	our executive officers is reported in Part I of this Form 10-K;
•
compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion in our 2011 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”;

•	Financial Code of Ethics is posted on our website, www.thelacledegroup.com, in the Investor Services section under Governance Documents; and,
•
our audit committee, our audit committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2011 proxy statement under the heading “Corporate Governance.”

In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our audit, compensation and corporate governance committees are available on our website, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2011 proxy statement under the headings: “Directors’ Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation.” The 2011 proxy statement also includes the “Compensation Committee Report,” which is deemed furnished and not filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our 2011 proxy statement under “Beneficial Ownership of Laclede Group Common Stock.”
Information regarding our equity compensation plans is incorporated by reference from our 2011 proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:
•	our policy and procedures for related party transactions and
•	the independence of our directors
is included in our 2011 proxy statement under “Corporate Governance” and is incorporated by reference. There were no related party transactions in fiscal year 2011.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2011 proxy statement under “Fees of Independent Registered Public Accountant” and “Corporate Governance,” respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedule
			2011 10-K Page
(a)	1.	Financial Statements:

		See Item 8. Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

	2.	Supplemental Schedule

		II – Reserves	97

		Schedules not included have been omitted because they are not applicable or the
		required data has been included in the financial statements or notes to financial
		statements.

	3.	Exhibits

		Incorporated herein by reference to Index to Exhibits, page 98.

Item 15(a)(3) See the marked exhibits in the Index to Exhibits, page 98.

(b)		Incorporated herein by reference to Index to Exhibits, page 98.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LACLEDE GROUP, INC.

November 18, 2011	By /s/	Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/18/11	/s/	Douglas H. Yaeger	Chairman of the Board and
		Douglas H. Yaeger	Chief Executive Officer
(Principal Executive Officer)

11/18/11	/s/	Mark D. Waltermire	Chief Financial Officer
		Mark D. Waltermire	(Principal Financial and
Accounting Officer)

11/18/11	/s/	Suzanne Sitherwood	President and Director
Suzanne Sitherwood

11/18/11	/s/	Arnold W. Donald	Director
Arnold W. Donald

11/18/11	/s/	Edward L. Glotzbach	Director
Edward L. Glotzbach

11/18/11	/s/	Anthony V. Leness	Director
Anthony V. Leness

11/18/11	/s/	W. Stephen Maritz	Director
W. Stephen Maritz

11/18/11	/s/	William E. Nasser	Director
William E. Nasser

11/18/11	/s/	Brenda D. Newberry	Director
Brenda D. Newberry

11/18/11	/s/	John P. Stupp, Jr.	Director
John P. Stupp, Jr.

11/18/11	/s/	Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

SCHEDULE II
THE LACLEDE GROUP, INC. AND SUBSIDIARY COMPANIES
RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2011:
DOUBTFUL ACCOUNTS	$10,295	$7,242	$11,340	(a)	$18,804	(b)	$10,073
MISCELLANEOUS:
Injuries and
property damage	$3,228	$2,416	$—		$2,041	(c)	$3,603
Deferred compensation	12,571	1,893	—		990		13,474
Group medical claims
incurred but not reported	1,450	14,171	—		14,321	(c)	1,300
TOTAL	$17,249	$18,480	$—		$17,352		$18,377

YEAR ENDED
SEPTEMBER 30, 2010:
DOUBTFUL ACCOUNTS	$11,160	$8,609	$12,018	(a)	$21,492	(b)	$10,295
MISCELLANEOUS:
Injuries and
property damage	$3,653	$2,313	$—		$2,738	(c)	$3,228
Deferred compensation	11,905	1,702	—		1,036		12,571
Group medical claims
incurred but not reported	1,450	12,833	—		12,833	(c)	1,450
TOTAL	$17,008	$16,848	$—		$16,607		$17,249

YEAR ENDED
SEPTEMBER 30, 2009:
DOUBTFUL ACCOUNTS	$12,624	$12,408	$11,138	(a)	$25,010	(b)	$11,160
MISCELLANEOUS:
Injuries and
property damage	$2,812	$2,949	$—		$2,108	(c)	$3,653
Deferred compensation	11,164	1,649	—		908		11,905
Group medical claims
incurred but not reported	1,500	12,305	—		12,355	(c)	1,450
TOTAL	$15,476	$16,903	$—		$15,371		$17,008

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.

INDEX TO EXHIBITS

Exhibit
No.

2.01*	-	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company’s registration statement on Form S-4, No. 333-48794.
3.01(i)*	-	The Company’s Articles of Incorporation, as amended; filed as Exhibit 3.1 to the Company’s Form 8-K filed January 26, 2006.
3.01(ii)*	-	The Company’s Bylaws, as amended; filed as Exhibit 3.2 to the Company’s Form 8-K filed April 30, 2010.
4.01*	-	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	-	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed on June 26, 1979 as Exhibit b-4 to registration statement No. 2-64857.
4.03*	-	Twenty-Third Supplemental Indenture dated as of October 15, 1997; filed on November 6, 1997 as Exhibit 4.01 to Laclede’s Form 8-K.
4.04*	-	Twenty-Fourth Supplemental Indenture dated as of June 1, 1999; filed on June 4, 1999 as Exhibit 4.01 to Laclede’s Form 8-K.
4.05*	-	Twenty-Fifth Supplemental Indenture dated as of September 15, 2000; filed on September 27, 2000 as Exhibit 4.01 to Laclede’s Form 8-K.
4.06*	-	Twenty-Seventh Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.01 to Laclede’s Form 8-K.
4.07*	-	Twenty-Eighth Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.02 to Laclede’s Form 8-K.
4.08*	-	Twenty-Ninth Supplemental Indenture dated as of June 1, 2006; filed on June 9, 2006, as Exhibit 4.1 to Laclede’s Form 8-K
4.09*	-	Thirtieth Supplemental Indenture dated as of September 15, 2008; filed on September 23, 2008 as Exhibit 4.1 to Laclede’s Form 8-K.
4.10*	-
Laclede Gas Company Board of Directors’ Resolution dated August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated Executive Officers; filed as Exhibit 4.12 to the Company’s 1991 10-K.

4.10a*	-
Company Board of Directors’ Resolutions dated March 27, 2003, updating authority delegated pursuant to August 28, 1986 Laclede Gas Company resolutions; filed as Exhibit 4.19(a) to the Company’s Form 10-K for the year ended September 30, 2003.

4.11*	-	Rights Agreement dated as of October 1, 2001; filed as Exhibit 4 to the Company’s Form 8-A on September 6, 2001.
10.01*	-	Laclede Incentive Compensation Plan, amended and restated effective as of January 1, 2005; filed as Exhibit 10.3 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.02*	-	Laclede Incentive Compensation Plan II, effective as of January 1, 2005; filed as Exhibit 10.4 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.

*Incorporated herein by reference and made a part hereof. the Company’s File No. 1-16681.

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

*Incorporated herein by reference and made a part hereof. the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

10.09*	-	Form of Indemnification Agreement between Laclede and its Directors and Officers; filed as Exhibit 10.13 to the Company’s 1990 10-K.
10.10*	-	The Laclede Group Management Continuity Protection Plan, effective as of January 1, 2005; filed as Exhibit 10.5 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.10a*	-	Form of Management Continuity Protection Agreement; Filed as Exhibit 10.05a to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.11*	-	Restricted Stock Plan for Non-Employee Directors as amended and effective January 29, 2009; filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2009.
10.11a*	-	Amendment to Restricted Stock Plan for Non-Employee Directors; filed as Exhibit 10.6 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2011.
10.12*	-
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

*Incorporated herein by reference and made a part hereof. the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

10.18*	-	The Laclede Group, Inc. Annual Incentive Plan; filed as Appendix 1 to the Company’s proxy statement filed December 17, 2010.
10.19*	-	The Laclede Group, Inc. 2006 Equity Incentive Plan; filed as Appendix 2 to the Company’s proxy statement, filed December 17, 2010.
10.19a*	-	Restricted Stock Unit Award Agreement with Douglas H. Yaeger dated February 14, 2008; filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2008.
10.19b*	-	Form of Restricted Stock Award Agreement filed as Exhibit 10.8 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.19c*	-	Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.8 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.19d*	-	Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.2 to the Company’s 10-Q for the fiscal quarter ended December 31, 2009.
10.20*	-
Amended and Restated Firm (Rate Schedule FT) Transportation Service Agreement between Laclede Energy Resources, Inc. and Centerpoint Energy Gas Transmission Company TSA #1006667; filed as Exhibit 10.2 to the Company’s 10-Q for the fiscal quarter ended March 31, 2009.

10.21*	-
Loan agreement with The Laclede Group, Inc. dated July 18, 2011 with several banks, including Wells Fargo Bank, National Association as administrative agent, U. S. Bank National Association as lead arranger, and JPMorgan Chase Bank, N. A. as documentation agent; filed as Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2011.

10.23*	-	The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended September 30, 2010.
10.23a*	-	Form of Agreement Under The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25a to the Company’s Form 10-K for the fiscal year ended September 30, 2010.
10.24*	-
Severance Benefits Agreement between The Laclede Group, Inc. and Suzanne Sitherwood effective September 1, 2011; filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2011.

10.25*	-
Performance Contingent Restricted Stock Agreement between The Laclede Group, Inc. and Suzanne Sitherwood effective September 1, 2011; filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2011.

10.26*	-
Restricted Stock Unit Award Agreement between The Laclede Group, Inc. and Suzanne Sitherwood effective September 1, 2011; filed as Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2011

12	-	Ratio of Earnings to Fixed Charges.
21	-	Subsidiaries of the Registrant.
23	-	Consent of Independent Registered Public Accounting Firm.
31	-	Certificates under Rule 13a-14(a) of the CEO and CFO of The Laclede Group, Inc.
32	-	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of The Laclede Group, Inc.

*Incorporated herein by reference and made a part hereof. the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.