Form 10-Q
period 2011-12-31
LACLEDE GROUP INC
filed 2012-01-27
CIK 1126956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-16681

THE LACLEDE GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	74-2976504 (I.R.S. Employer Identification number)
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

As of January 26, 2012, there were 22,486,439 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by The Laclede Group, Inc. (Laclede Group or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2011.

Item 1. Financial Statements
THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
 (UNAUDITED)

	Three Months Ended
	December 31,
(Thousands, Except Per Share Amounts)	2011	2010

Operating Revenues:
Regulated Gas Distribution	$250,902	$277,443
Non-Regulated Gas Marketing	158,588	166,408
Other	1,423	351
Total Operating Revenues	410,913	444,202
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	146,751	173,365
Other operation expenses	37,565	34,862
Maintenance	5,308	6,140
Depreciation and amortization	10,089	9,638
Taxes, other than income taxes	14,667	15,748
Total Regulated Gas Distribution Operating Expenses	214,380	239,753
Non-Regulated Gas Marketing	152,559	163,353
Other	869	345
Total Operating Expenses	367,808	403,451
Operating Income	43,105	40,751
Other Income and (Income Deductions) – Net	1,939	1,845
Interest Charges:
Interest on long-term debt	5,739	5,942
Other interest charges	575	744
Total Interest Charges	6,314	6,686
Income Before Income Taxes	38,730	35,910
Income Tax Expense	13,556	12,541
Net Income	$25,174	$23,369

Weighted Average Number of Common Shares Outstanding:
Basic	22,193	22,041
Diluted	22,263	22,120

Basic Earnings Per Share of Common Stock	$1.13	$1.05

Diluted Earnings Per Share of Common Stock	$1.12	$1.05

Dividends Declared Per Share of Common Stock	$0.415	$0.405

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Net Income	$25,174	$23,369
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	3,047	214
Reclassification adjustment for gains included in net income	(2,830)	(3,090)
Net unrealized gains (losses) on cash flow hedging derivative instruments	217	(2,876)
Amortization of actuarial loss included in net periodic pension and
postretirement benefit cost	91	107
Other Comprehensive Income (Loss), Before Tax	308	(2,769)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	119	(1,070)
Other Comprehensive Income (Loss), Net of Tax	189	(1,699)
Comprehensive Income	$25,363	$21,670

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands)	2011	2011	2010

ASSETS
Utility Plant	$1,400,001	$1,386,590	$1,338,568
Less: Accumulated depreciation and amortization	463,148	457,907	447,582
Net Utility Plant	936,853	928,683	890,986

Non-utility property	4,449	4,588	4,538
Other investments	52,508	50,785	50,505
Other Property and Investments	56,957	55,373	55,043

Current Assets:
Cash and cash equivalents	44,579	43,277	25,087
Accounts receivable:
Utility	135,758	71,090	165,171
Non-utility	49,902	50,894	61,951
Other	17,554	12,572	11,055
Allowance for doubtful accounts	(5,989)	(10,073)	(6,732)
Inventories:
Natural gas stored underground at LIFO cost	113,668	115,170	109,171
Propane gas at FIFO cost	8,964	8,961	16,881
Materials, supplies, and merchandise at average cost	4,855	4,229	4,255
Natural gas receivable	15,327	30,689	12,320
Derivative instrument assets	3,232	7,759	13,150
Unamortized purchased gas adjustments	19,413	25,719	18,136
Deferred income taxes	—	—	1,162
Prepayments and other	8,250	8,847	6,080
Total Current Assets	415,513	369,134	437,687

Deferred Charges:
Regulatory assets	458,648	423,492	453,030
Other	6,359	6,400	7,481
Total Deferred Charges	465,007	429,892	460,511
Total Assets	$1,874,330	$1,783,082	$1,844,227

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands, except share amounts)	2011	2011	2010

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,478,635 22,430,734, and 22,376,183 shares issued, respectively)	$22,479	$22,431	$22,376
Paid-in capital	163,944	163,702	158,976
Retained earnings	405,158	389,298	376,055
Accumulated other comprehensive loss	(1,911)	(2,100)	(8,836)
Total Common Stock Equity	589,670	573,331	548,571
Long-term debt (less current portion) – Laclede Gas	339,372	364,357	364,313
Total Capitalization	929,042	937,688	912,884

Current Liabilities:
Notes payable	113,000	46,000	97,450
Accounts payable	94,313	96,561	125,315
Advance customer billings	11,600	15,230	9,639
Current portion of long-term debt	25,000	—	—
Wages and compensation accrued	12,529	13,650	12,406
Dividends payable	9,626	9,359	9,195
Customer deposits	10,080	10,048	11,315
Interest accrued	5,519	8,812	5,756
Taxes accrued	11,694	11,901	17,633
Deferred income taxes	7,516	8,405	—
Other	22,302	11,968	26,623
Total Current Liabilities	323,179	231,934	315,332

Deferred Credits and Other Liabilities:
Deferred income taxes	335,255	315,405	297,792
Unamortized investment tax credits	3,272	3,326	3,485
Pension and postretirement benefit costs	172,791	185,701	210,642
Asset retirement obligations	27,904	27,495	26,224
Regulatory liabilities	51,904	50,846	47,898
Other	30,983	30,687	29,970
Total Deferred Credits and Other Liabilities	622,109	613,460	616,011
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$1,874,330	$1,783,082	$1,844,227

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Operating Activities:
Net Income	$25,174	$23,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	10,239	9,766
Deferred income taxes and investment tax credits	7,940	1,078
Other – net	(251)	(387)
Changes in assets and liabilities:
Accounts receivable – net	(72,742)	(103,856)
Unamortized purchased gas adjustments	6,306	5,582
Deferred purchased gas costs	(26,415)	30,860
Accounts payable	(224)	31,159
Advance customer billings	(3,630)	(7,170)
Taxes accrued	(805)	7,125
Natural gas stored underground	1,502	4,405
Other assets and liabilities	2,807	3,866
Net cash (used in) provided by operating activities	(50,099)	5,797

Investing Activities:
Capital expenditures	(18,334)	(15,627)
Other investments	(280)	1,002
Net cash used in investing activities	(18,614)	(14,625)

Financing Activities:
Maturity of first mortgage bonds	—	(25,000)
Issuance (repayment) of short-term debt – net	67,000	(32,200)
Changes in book overdrafts	11,842	13,310
Issuance of common stock	1,253	591
Dividends paid	(9,035)	(8,766)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(1,165)	(1,166)
Excess tax benefits from stock-based compensation	134	227
Other	(14)	—
Net cash provided by (used in) financing activities	70,015	(53,004)

Net Increase (Decrease) in Cash and Cash Equivalents	1,302	(61,832)
Cash and Cash Equivalents at Beginning of Period	43,277	86,919
Cash and Cash Equivalents at End of Period	$44,579	$25,087

Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$9,590	$10,288
Income taxes	1,161	(132)

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These notes are an integral part of the accompanying unaudited consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Fiscal Year 2011 Form 10-K.
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
REVENUE RECOGNITION – Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at December 31, 2011 and 2010, for the Utility, were $38.3 million and $54.6 million, respectively. The amount of accrued unbilled revenue at September 30, 2011 was $11.8 million.
GROSS RECEIPTS TAXES – Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended December 31, 2011 and 2010 were $10.2 million, and $11.3 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
NEW ACCOUNTING STANDARDS – In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures,” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The ASU does not change what items are measured at fair value, but instead makes various changes to the guidance pertaining to how fair value is measured. Additionally, the ASU sets forth additional disclosure requirements, including additional information about Level 3 fair value measurements. Many of the amendments in this ASU are changes to align the wording in U.S. GAAP with IFRS and, as such, are not intended to result in a change in the application of the guidance. The Company is required to adopt the guidance in this ASU on a prospective basis in the second quarter of fiscal year 2012. The Company does not expect the adoption of this ASU to have a material impact on its financial condition or results of operations.
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” to amend ASC Topic 220, “Comprehensive Income,” by changing certain financial statement presentation requirements. Under the amended guidance, entities may either present a single continuous statement of comprehensive income or, consistent with the Company’s current presentation, provide separate but consecutive statements (a statement of income and a statement of comprehensive income). ASU No. 2011-05 would have required that, regardless of the method chosen, reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements, displaying the effect on both net income and other comprehensive income. However, in December 2011, the FASB issued ASU No. 2011-12 to defer the effective date of this particular requirement while it reconsiders this provision of the guidance. The amendments in these ASUs do not change the items that are required to be reported in other comprehensive income and, accordingly, will not impact total net income, comprehensive income, or earnings per share.
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” to amend ASC Topic 210, “Balance Sheet,” to require additional disclosures about financial instruments and derivative instruments that have been presented on a net basis (offset) in the balance sheet. Additionally, information about financial instruments and derivative instruments that are subject to enforceable master netting arrangements or similar agreements, irrespective of whether they are presented net in the balance sheet, is required to be disclosed. The ASU impacts disclosures only and will not require any changes to financial statement presentation. The Company will present the new disclosures retrospectively beginning in the first quarter of fiscal year 2014.

2.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Laclede Gas has non-contributory, defined benefit, trusteed forms of pension plans covering substantially all employees. Plan assets consist primarily of corporate and U.S. government obligations and equity market exposure achieved through derivative instruments.
Pension costs for the quarters ended December 31, 2011 and 2010 were $4.2 million and $1.6 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Service cost – benefits earned during the period	$2,312	$2,388
Interest cost on projected benefit obligation	4,871	4,705
Expected return on plan assets	(4,899)	(4,712)
Amortization of prior service cost	148	160
Amortization of actuarial loss	2,277	2,557
Sub-total	4,709	5,098
Regulatory adjustment	(483)	(3,533)
Net pension cost	$4,226	$1,565

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the three months ended December 31, 2011 and December 31, 2010.
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
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2012 contributions to the pension plans through December 31, 2011 were $17.6 million to the qualified trusts and approximately $0.1 million to the non-qualified plans. Contributions to the pension plans for the remaining nine months of fiscal year 2012 are anticipated to be at least $15.7 million to the qualified trusts and $6.6 million to the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for the quarters ended December 31, 2011 and 2010 were $2.4 million and $1.9 million, respectively, including amounts charged to construction.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Service cost – benefits earned during the period	$2,015	$1,919
Interest cost on accumulated
postretirement benefit obligation	1,380	1,211
Expected return on plan assets	(991)	(911)
Amortization of transition obligation	34	34
Amortization of prior service credit	(518)	(582)
Amortization of actuarial loss	1,065	1,110
Sub-total	2,985	2,781
Regulatory adjustment	(604)	(871)
Net postretirement benefit cost	$2,381	$1,910

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
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2012 contributions to the postretirement plans through December 31, 2011 were approximately $0.1 million paid directly to participants from Laclede Gas’ funds. No contributions were made to the qualified trusts during the three months ended December 31, 2011. Contributions to the postretirement plans for the remaining nine months of fiscal year 2012 are anticipated to be $11.9 million to the qualified trusts and $0.3 million paid directly to participants from Laclede Gas’ funds.

3.	STOCK-BASED COMPENSATION

Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan and the Restricted Stock Plan for Non-Employee Directors. Refer to Note 3 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2011 for descriptions of these plans.

Restricted Stock Awards

During the three months ended December 31, 2011, the Company granted 101,963 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $36.05 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2014. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting, but are subject to forfeiture if the underlying shares units do not vest. The number of share units that will ultimately vest is dependent upon the attainment of certain levels of earnings and other strategic goals, as well as the Company’s level of total shareholder return (TSR) during the performance period relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles.

Activity of restricted stock and restricted stock units subject to performance and/or market conditions during the three months ended December 31, 2011 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2011	259,075	$34.29

Granted (maximum shares that can be earned)	101,963	$36.05
Vested	(48,429)	$48.70
Forfeited	(35,071)	$45.07

Nonvested at December 31, 2011	277,538	$31.06

During the three months ended December 31, 2011, the Company granted 30,075 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $39.72 per share. These shares were awarded on December 1, 2011 and vest December 1, 2014. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture.
Time-vested restricted stock and time-vested restricted stock unit activity for the three months ended December 31, 2011 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2011	143,350	$37.00

Granted	30,075	$39.72
Vested	(39,700)	$42.43
Forfeited	—	$—

Nonvested at December 31, 2011	133,725	$36.00

During the three months ended December 31, 2011, 88,129 shares of restricted stock and stock units (performance-contingent and time-vested), awarded on February 14, 2008 and November 5, 2008, vested. The Company withheld 29,157 of the vested shares at a weighted average price of $39.96 per share pursuant to elections by employees to satisfy tax withholding obligations.

Stock Option Awards

Stock option activity for the three months ended December 31, 2011 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2011	305,875	$30.72

Granted	—	$—
Exercised	(29,000)	$29.65
Forfeited	—	$—
Expired	—	$—

Outstanding at December 31, 2011	276,875	$30.84	3.1	$2,667

Fully Vested and Expected to Vest at December 31, 2011	276,875	$30.84	3.1	$2,667

Exercisable at December 31, 2011	276,875	$30.84	3.1	$2,667

The closing price of the Company’s common stock was $40.47 at December 31, 2011.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements for the three months ended December 31, 2011 and 2010 are presented below:

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Total equity compensation cost	$667	$718
Compensation cost capitalized	(138)	(154)
Compensation cost recognized in net income	529	564
Income tax benefit recognized in net income	(204)	(218)
Compensation cost recognized in net income, net of income tax	$325	$346

As of December 31, 2011, there was $6.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years.

4.	EARNINGS PER COMMON SHARE

	Three Months Ended
	December 31,
(Thousands, Except Per Share Amounts)	2011	2010

Basic EPS:
Net Income	$25,174	$23,369
Less: Income allocated to participating securities	155	201
Net Income Available to Common Shareholders	$25,019	$23,168

Weighted Average Shares Outstanding	22,193	22,041
Earnings Per Share of Common Stock	$1.13	$1.05

Diluted EPS:
Net Income	$25,174	$23,369
Less: Income allocated to participating securities	155	201
Net Income Available to Common Shareholders	$25,019	$23,168

Weighted Average Shares Outstanding	22,193	22,041
Dilutive Effect of Stock Options
and Restricted Stock	70	79
Weighted Average Diluted Shares	22,263	22,120

Earnings Per Share of Common Stock	$1.12	$1.05

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Restricted stock and stock units subject to performance and/or market conditions	278	193

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

(Thousands)	Carrying Amount	Fair Value
As of December 31, 2011
Cash and cash equivalents	$44,579	$44,579
Marketable securities	15,916	15,916
Derivative instrument assets	3,630	3,630
Derivative instrument liabilities	48	48
Short-term debt	113,000	113,000
Long-term debt, including current portion	364,372	449,968

As of September 30, 2011
Cash and cash equivalents	$43,277	$43,277
Marketable securities	14,833	14,833
Derivative instrument assets	8,988	8,988
Derivative instrument liabilities	54	54
Short-term debt	46,000	46,000
Long-term debt	364,357	443,739

As of December 31, 2010
Cash and cash equivalents	$25,087	$25,087
Marketable securities	13,652	13,652
Derivative instrument assets	15,415	15,415
Derivative instrument liabilities	35	35
Short-term debt	97,450	97,450
Long-term debt	364,313	393,705

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2011
Assets
U. S. Stock/Bond Mutual Funds	$15,916	$—	$—	$—	$15,916
NYMEX/ICE natural gas contracts	1,957	1,724	—	(2,180)	1,501
NYMEX gasoline and heating
oil contracts	31	—	—	(31)	—
Natural gas commodity contracts	—	2,111	117	(99)	2,129
Total	$17,904	$3,835	$117	$(2,310)	$19,546

Liabilities
NYMEX/ICE natural gas contracts	$27,122	$1,400	$—	$(28,522)	$—
Natural gas commodity contracts	—	67	80	(99)	48
Total	$27,122	$1,467	$80	$(28,621)	$48

As of September 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$14,833	$—	$—	$—	$14,833
NYMEX/ICE natural gas contracts	4,856	—	—	1,975	6,831
NYMEX gasoline and heating
oil contracts	19	—	—	162	181
Natural gas commodity contracts	—	2,018	66	(108)	1,976
Total	$19,708	$2,018	$66	$2,029	$23,821

Liabilities
NYMEX/ICE natural gas contracts	$20,928	$—	$—	$(20,928)	$—
NYMEX gasoline and heating
oil contracts	124	—	—	(124)	—
Natural gas commodity contracts	—	109	53	(108)	54
Total	$21,052	$109	$53	$(21,160)	$54

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total

As of December 31, 2010
Assets
U. S. Stock/Bond Mutual Funds	$13,652	$—	$—	$—	$13,652
NYMEX/ICE natural gas contracts	3,506	—	—	11,201	14,707
NYMEX gasoline and heating
oil contracts	182	—	—	315	497
Natural gas commodity contracts	—	125	140	(54)	211
Total	$17,340	$125	$140	$11,462	$29,067

Liabilities
NYMEX/ICE natural gas contracts	$35,753	$—	$—	$(35,753)	$—
Natural gas commodity contracts	—	25	64	(54)	35
Total	$35,753	$25	$64	$(35,807)	$35

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of identical securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Company’s policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. The following is a reconciliation of the Level 3 beginning and ending net derivative balances:

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Beginning of period	$13	$23
Settlements	34	29
Net gains (losses) related to derivatives still held at end of period	(10)	24
End of period	$37	$76

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At December 31, 2011, Laclede Gas held 0.2 million gallons of gasoline futures contracts at an average price of $2.92 per gallon and 0.4 million gallons of gasoline options contracts. Most of these contracts, the longest of which extends to September 2012, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, Laclede Energy Resources, Inc. (LER), enters into commitments associated with the purchase or sale of natural gas. Many of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At December 31, 2011, the fair values of 31.6 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 28.2 million MMBtu will settle during fiscal year 2012, while the remaining 3.4 million MMBtu will settle during fiscal year 2013. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures and swap contracts to lock in margins. At December 31, 2011, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX and ICE natural gas futures and swap contracts used to lock in margins are generally designated as cash flow hedges of forecasted transactions for financial reporting purposes.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at December 31, 2011, it is expected that approximately $1.0 million of pre-tax unrealized gains will be reclassified into the Statements of Consolidated Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX/ICE natural gas futures and swap positions at December 31, 2011 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2012	—	$—	4.93	$4.13
Fiscal 2013	—	—	1.31	4.37

Open long futures positions
Fiscal 2012	15.41	$4.42	2.82	$4.62
Fiscal 2013	14.34	4.56	0.76	4.41
Fiscal 2014	—	—	0.06	4.53

At December 31, 2011, Laclede Gas also had 5.2 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

		Three Months Ended
	Location of Gain (Loss)	December 31,
(Thousands)	Recorded in Income	2011	2010

Derivatives in Cash Flow Hedging Relationships

Effective portion of gain recognized in OCI
on derivatives:
NYMEX/ICE natural gas contracts		$2,997	$41
NYMEX gasoline and heating oil contracts		50	173
Total		$3,047	$214

Effective portion of gain (loss) reclassified from
AOCI to income:
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$6,740	$4,834
	Non-Regulated Gas Marketing Operating Expenses	(3,924)	(1,793)
Sub-total		2,816	3,041

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	14	49
Total		$2,830	$3,090

Ineffective portion of gain (loss) on derivatives
recognized in income:
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$19	$9
	Non-Regulated Gas Marketing Operating Expenses	(106)	(125)
Sub-total		(87)	(116)

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	6	29
Total		$(81)	$(87)

Derivatives Not Designated as Hedging Instruments *

Gain (loss) recognized in income on derivatives:

Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$(767)	$(442)
	Non-Regulated Gas Marketing Operating Expenses	687	450
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	70	(36)
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	1	16
Total		$(9)	$(12)

*
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

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at December 31, 2011
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$3,124		Derivative Instrument Assets	$2,021
	Other Deferred Charges	220		Other Deferred Charges	148
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	24		Accounts Receivable - Other	—
Sub-total		3,368			2,169

Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	8		Accounts Receivable - Other	26,349
	Derivative Instrument Assets	3		Derivative Instrument Assets	4
	Other Deferred Charges	326		Other Deferred Charges	—
Natural gas commodity contracts	Derivative Instrument Assets	2,229		Derivative Instrument Assets	100
	Other Current Liabilities	—		Other Current Liabilities	47
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	7		Accounts Receivable - Other	—
Sub-total		2,573			26,500
Total derivatives		$5,941			$28,669

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2011
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$4,395		Derivative Instrument Assets	$4,105
	Other Deferred Charges	4		Other Deferred Charges	85
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	15		Derivative Instrument Assets	117
Sub-total		4,414			4,307

Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	457		Derivative Instrument Assets	16,330
	Other Deferred Charges	—		Other Deferred Charges	408
Natural gas commodity contracts	Derivative Instrument Assets	1,894		Derivative Instrument Assets	100
	Other Deferred Charges	183		Other Deferred Charges	—
	Other Current Liabilities	8		Other Current Liabilities	62
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	4		Derivative Instrument Assets	7
Sub-total		2,546			16,907
Total derivatives		$6,960			$21,214

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at December 31, 2010
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$1,102		Derivative Instrument Assets	$11,088
	Other Deferred Charges	21		Other Deferred Charges	1,240
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	169		Derivative Instrument Assets	—
Sub-total		1,292			12,328

Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	2,289		Derivative Instrument Assets	23,180
	Other Deferred Charges	94		Other Deferred Charges	245
Natural gas commodity contracts	Derivative Instrument Assets	201		Derivative Instrument Assets	4
	Other Deferred Charges	14		Other Deferred Charges	—
	Other Current Liabilities	50		Other Current Liabilities	85
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	13		Derivative Instrument Assets	—
Sub-total		2,661			23,514
Total derivatives		$3,953			$35,842

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

		Dec. 31,	Sept. 30,	Dec. 31,
	(Thousands)	2011	2011	2010

	Fair value of asset derivatives presented above	$5,941	$6,960	$3,953
	Fair value of cash margin receivables offset with derivatives	26,310	23,188	47,269
	Netting of assets and liabilities with the same counterparty	(28,621)	(21,160)	(35,807)
	Total	$3,630	$8,988	$15,415

	Derivative Instrument Assets, per Consolidated Balance Sheets:
	Derivative instrument assets	$3,232	$7,759	$13,150
	Other deferred charges	398	1,229	2,265
	Total	$3,630	$8,988	$15,415

	Fair value of liability derivatives presented above	$28,669	$21,214	$35,842
	Netting of assets and liabilities with the same counterparty	(28,621)	(21,160)	(35,807)
	Derivative instrument liabilities, per Consolidated Balance Sheets*	$48	$54	$35

*	Included in the Other line of the Current Liabilities section

8.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $14.8 million, or 30.9% of LER’s total accounts receivable at December 31, 2011. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $11.5 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $20.0 million of LER’s total accounts receivable, or 41.9% at December 31, 2011, while net receivable amounts from these customers, reflecting netting arrangements, were $17.0 million. LER also has concentrations of credit risk with certain individually significant counterparties. At December 31, 2011, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure), were $17.0 million, or 35.4% of LER’s total accounts receivable. These five counterparties are either investment-grade rated or owned by investment-grade rated companies. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $14.6 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

9.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Interest income	$348	$448
Net investment gain	1,030	737
Other income	—	13
Other income deductions	561	647
Other Income and (Income Deductions) – Net	$1,939	$1,845

10.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.2 million, including the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, and LER Storage Services, Inc., which was formed in October 2011 to utilize natural gas storage contracts for providing natural gas sales, but was not yet operational as of December 31, 2011. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also includes Laclede Gas’ non-regulated business activities, which are comprised of its non-regulated propane sales transactions and its propane storage and related services. Accounting policies are described in Note 1. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of ASC Topic 980. Those types of transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of net unrealized gains and losses and other timing differences associated with energy-related transactions. Net economic earnings will also exclude, if applicable, the after-tax impact of costs related to acquisition, divestiture, and restructuring activities.

		Non-
	Regulated	Regulated
	Gas	Gas
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
December 31, 2011
Revenues from external
customers	$250,899	$151,977	$1,163	$—	$404,039
Intersegment revenues	3	6,611	260	—	6,874
Total Operating Revenues	250,902	158,588	1,423	—	410,913
Net Economic Earnings	21,079	3,439	375	—	24,893
Total assets	1,753,859	167,879	137,768	(185,176)	1,874,330

Three Months Ended
December 31, 2010
Revenues from external
customers	$276,505	$157,701	$91	$—	$434,297
Intersegment revenues	938	8,707	260	—	9,905
Total Operating Revenues	277,443	166,408	351	—	444,202
Net Economic Earnings	21,434	1,946	8	—	23,388
Total assets	1,734,389	166,394	121,235	(177,791)	1,844,227

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Total Net Economic Earnings above	$24,893	$23,388
Add: Unrealized gain (loss) on energy-related
derivative contracts, net of tax	281	(19)
Net Income	$25,174	$23,369

11.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2011 are estimated at approximately $496 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
During fiscal 2011, the Utility initiated a multi-year project to replace its existing work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At December 31, 2011, the Company was contractually committed to costs of approximately $8 million related to this project, with additional expenditures to be incurred throughout the project’s life.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At December 31, 2011, the maximum guarantees under these leases are $0.9 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2011, the carrying value of the liability recognized for these guarantees was $0.2 million.
Laclede Group had guarantees totaling $96.3 million for performance and payment of certain gas supply transactions by LER, as of December 31, 2011. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $1.0 million, bringing the total to $97.3 million in guarantees outstanding at January 27, 2012. No amounts have been recorded for these guarantees in the financial statements. As of December 31, 2011, management believes the probability is low that Laclede Group will be required to make payments under these guarantees.

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
Similar to other natural gas utility companies, Laclede Gas faces the risk of incurring environmental liabilities. In the natural gas industry, these are typically associated with sites formerly owned or operated by gas distribution companies like Laclede Gas and/or its predecessor companies at which manufactured gas operations took place. At this time, Laclede Gas has identified three former manufactured gas plant (MGP) sites where costs have been incurred and claims have been asserted: one in Shrewsbury, Missouri and two in the City of St. Louis, Missouri.
With regard to the former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators agreed upon certain remedial actions to a portion of the site in a 1999 Administrative Order on Consent (AOC), which actions have been completed. On September 22, 2008, EPA Region VII issued a letter of Termination and Satisfaction terminating the AOC. However, if after this termination of the AOC, regulators require additional remedial actions, or additional claims are asserted, Laclede Gas may incur additional costs.
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

Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, the Company stated that it would participate in future environmental response activities at the site assuming that other potentially responsible parties are willing to contribute to such efforts in a meaningful and equitable fashion.
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
Laclede Gas anticipates that any costs it may incur in the future to remediate these sites, less any amounts received as insurance proceeds or as contributions from other potentially responsible parties, would be deferred and recovered in rates through periodic adjustments approved by the MoPSC. Accordingly, any potential liabilities that may arise with remediating these sites are not expected to have a material impact on the future financial position and results of operations of Laclede Gas or the Company.
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
In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede’s counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Missouri Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. On December 21, 2011, the Circuit Court reversed both the MoPSC’s November 3, 2010 Order and its February 4, 2011 Order.
Subsequent to the July 7, 2010 complaint, the MoPSC Staff filed a related complaint on October 6, 2010 against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to be dismissed from the proceeding, which were granted by the Commission on December 22, 2010. On January 26, 2011, the Commission also dismissed certain counts of the complaint against Laclede Gas. The remaining counts and a counterclaim against the Staff, filed by Laclede Gas, are still pending before the Commission. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.
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

As discussed in Note 7, Derivative Instruments and Hedging Activities, Laclede Gas and LER enter into NYMEX and ICE exchange-traded/cleared derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas and LER to a new brokerage firm. As of January 26, 2012, Laclede Gas and LER had $1.5 million and $0.5 million, respectively, on deposit with MF Global in customer-segregated accounts that remain unavailable pending final resolution by the bankruptcy trustee. While the Company’s total exposure at this time is not considered material, management is unable to predict when, or to what extent, these remaining funds will be returned.
Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

Item 1A. Risk Factors

The following paragraphs should be read in conjunction with the risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

RISKS THAT RELATE TO THE NON-REGULATED GAS MARKETING SEGMENT

Increased competition, regional fluctuations in natural gas commodity prices, and pipeline infrastructure projects may adversely impact LER’s future profitability.

Competition in the marketplace and regional fluctuations in natural gas commodity prices have a direct impact on LER’s business. Changing market conditions, the narrowing of regional and seasonal price differentials, and limited future price volatility may adversely impact LER’s sales margins or affect LER’s ability to procure gas supplies and/or to serve certain customers, which may reduce sales profitability and/or increase certain credit requirements caused by reductions in netting capability. Although the FERC regulates the interstate transportation of natural gas and establishes the general terms and conditions under which LER may use interstate gas pipeline capacity to purchase and transport natural gas, LER must occasionally renegotiate its transportation agreements with a concentrated group of pipeline companies. Renegotiated terms of new agreements may impact LER’s future profitability. Profitability may also be adversely impacted if pipeline capacity or future storage capacity secured by LER is not fully utilized and/or its costs are not fully recovered.

Risk management policies, including the use of derivative instruments, may not fully protect LER’s sales and results of operations from volatility and may result in financial losses.

In the course of its business, LER enters into contracts to purchase and sell natural gas at fixed prices and index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. LER currently manages the commodity price risk associated with fixed-price commitments for the purchase or sale of natural gas by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of natural gas futures and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. These exchange-traded/cleared contracts are generally designated as cash flow hedges of forecasted transactions. However, market conditions and regional price changes may cause ineffective portions of matched positions to result in financial losses. Additionally, to the extent that LER’s natural gas commitments do not qualify for the normal purchases or normal sales designation (or the designation is not elected), the contracts are recorded as derivatives at fair value each period. Accordingly, the associated gains and losses are reported directly in earnings and may cause volatility in results of operations. Depending on the circumstances, gains or losses (realized and unrealized) on these contracts may be required to be presented on a net basis (instead of a gross basis) in the statements of consolidated income. Such presentation could result in reductions to and/or volatility in the Company’s operating revenues.

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
•
changes in gas supply and pipeline availability, including decisions by natural gas producers to reduce production or shut in producing natural gas wells as well as other changes that impact supply for and access to the markets in which our subsidiaries transact business;

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

In October 2011, LER formed a wholly owned subsidiary, LER Storage Services, Inc. (LSS), to utilize natural gas storage contracts for providing natural gas sales, but was not yet operational as of December 31, 2011. Effective January 1, 2012, LSS contracted for 1 Bcf of natural gas storage capacity for a thirteen month period through January 2013, and purchased 1 Bcf of natural gas in place during January 2012 for $3.0 million.  Further, and separately, LSS has entered into a precedent agreement with a natural gas storage facility operator that will provide 1 Bcf of natural gas storage subject to the facility’s successful completion of an expansion program in early to mid-2013.

Other subsidiaries provide less than 10% of consolidated revenues.

On January 26, 2012, Laclede Group’s Board of Directors named Mr. William E. Nasser as Chairman of the Board and appointed Ms. Suzanne Sitherwood, currently President, as Chief Executive Officer (CEO). Ms. Sitherwood will also serve as Laclede Gas Company’s Chairman, President and CEO. These appointments are all effective February 1, 2012, concurrent with Mr. Douglas H. Yaeger’s retirement.

Based on the nature of the business of the Company and its subsidiaries, as well as current economic conditions, management focuses on the following key variables in evaluating the financial condition and results of operations and managing the business:

Regulated Gas Distribution Segment:

•	the Utility’s ability to recover the costs of purchasing and distributing natural gas from its customers;
•	the impact of weather and other factors, such as customer conservation, on revenues and expenses;
•	changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utility’s ability to earn its authorized rate of return;
•	the Utility’s ability to access credit markets and maintain working capital sufficient to meet operating requirements; and,
•	the effect of natural gas price volatility on the business.

Non-Regulated Gas Marketing Segment:

•	the risks of competition;
•	regional and seasonal fluctuations in natural gas prices;
•	new national pipeline infrastructure projects;
•	the ability to procure firm transportation and storage services at reasonable rates;

•	credit and/or capital market access;
•	counterparty risks;
•	the effect of natural gas price volatility on the business; and,
•	pursuing additional growth.

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

LER provides both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. LER utilizes its natural gas supply agreements, transportation agreements, storage agreements, and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price risk associated with providing such services to its customers through the use of exchange-traded/cleared derivative instruments and other contractual arrangements. LER is committed to managing commodity price risk, while it seeks to expand the services that it now provides. Nevertheless, income from LER’s operations is more subject to fluctuations in market conditions than the Utility’s operations. LER’s business is directly impacted by the effects of competition in the marketplace, the impact of new pipeline infrastructure, and surplus natural gas supplies on regional natural gas commodity prices.

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

In addition to its operating cash flows, LER relies on Laclede Group’s parental guarantees to secure its purchase and sales obligations of natural gas. LER also has access to Laclede Group’s liquidity resources. A large portion of LER’s receivables are from customers in the energy industry. LER also enters into netting arrangements with many of its energy counterparties to reduce overall credit and collateral exposure. Although LER’s uncollectible amounts are closely monitored and have not been significant, increases in uncollectible amounts from customers are possible and could adversely affect LER’s liquidity and results.

LER carefully monitors the creditworthiness of counterparties to its transactions. LER performs in-house credit reviews of potential customers and may require credit assurances such as prepayments, letters of credit, or parental guarantees when appropriate. Credit limits for customers are established and monitored.

EARNINGS

The Laclede Group reports net income and earnings per share determined in accordance with GAAP. Management also uses the non-GAAP measures of net economic earnings and net economic earnings per share when internally evaluating results of operations. These non-GAAP measures exclude from net income the after-tax impacts of fair value accounting adjustments and other timing adjustments associated with energy-related transactions. These adjustments include timing differences where the accounting treatment differs from the economic substance of the underlying transaction, including the following:

•
Net unrealized gains and losses on energy-related derivatives that are required by GAAP fair value accounting associated with current changes in the fair value of financial and physical transactions prior to their completion and settlement. These unrealized gains and losses result primarily from two sources:

	1)	changes in the fair values of physical and/or financial derivatives prior to the period of settlement; and,
2)
ineffective portions of accounting hedges, required to be recorded in earnings prior to settlement, due to differences in commodity price changes between the locations of the forecasted physical purchase or sale transactions and the locations of the underlying hedge instruments;

•
Lower of cost or market adjustments to the carrying value of commodity inventories resulting when the market price of the commodity falls below its original cost, to the extent that those commodities are economically hedged; and,

•	Realized gains and losses resulting from the settlement of economic hedges prior to the sale of the physical commodity.

These adjustments eliminate the impact of timing differences, including the impact of current changes in the fair value of financial and physical transactions prior to their completion and settlement. Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transaction(s) occur. While management uses these non-GAAP measures to evaluate both Laclede Gas and LER, the net effect of adjustments on the Utility’s earnings is minimal because gains or losses on its natural gas derivative instruments are deferred pursuant to its PGA Clause, as authorized by the MoPSC.

 Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. In addition, management will exclude the effect of costs related to unique acquisition, divestiture, and restructuring activities, if any, when evaluating on-going performance, and therefore will exclude these costs from net economic earnings. These internal non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income. Reconciliations of net economic earnings and net economic earnings per share to the Company’s most directly comparable GAAP measures are provided below.

(Millions, except per share amounts)	Net Economic Earnings (Non-GAAP)	Add: Unrealized gain (loss) on energy-related derivative contracts*	Net Income (GAAP)

Quarter Ended December 31, 2011
Regulated Gas Distribution	$21.1	$—	$21.1
Non-Regulated Gas Marketing	3.4	0.3	3.7
Other	0.4	—	0.4
Total	$24.9	$0.3	$25.2
Per Share Amounts **	$1.11	$0.01	$1.12

Quarter Ended December 31, 2010
Regulated Gas Distribution	$21.5	$—	$21.5
Non-Regulated Gas Marketing	1.9	—	1.9
Other	—	—	—
Total	$23.4	$—	$23.4
Per Share Amounts **	$1.05	$—	$1.05

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of unrealized gain (loss) on energy-related derivative contracts. For the quarter ended December 31, 2011, the amount of income tax expense included in the reconciling item above is $0.2 million.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $25.2 million for the quarter ended December 31, 2011, compared with $23.4 million for the quarter ended December 31, 2010. Basic and diluted earnings per share for the quarter ended December 31, 2011 were $1.13 and $1.12, respectively, compared with basic and diluted earnings per share of $1.05 for the quarter ended December 31, 2010. Earnings increased compared to last year primarily due to improved results reported by Laclede Group’s Non-Regulated Gas Marketing Segment. Net economic earnings were $24.9 million for the quarter ended December 31, 2011 compared with $23.4 million for the same quarter last year. Net economic earnings per share were $1.11 for the quarter ended December 31, 2011 compared with $1.05 for the quarter ended December 31, 2010.

Both Regulated Gas Distribution net income and net economic earnings decreased by $0.4 million for the quarter ended December 31, 2011, compared with the quarter ended December 31, 2010. Quantified on a pre-tax basis, the decrease was primarily attributable to increases in pension expenses totaling $1.8 million, partially offset by higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.2 million.

The Non-Regulated Gas Marketing segment reported GAAP earnings totaling $3.7 million, an increase of $1.8 million compared with the same quarter last year. Net economic earnings for the three months ended December 31, 2011 increased $1.5 million from the three months ended December 31, 2010. These increases were primarily due to higher margins attributable to reduced transportation costs resulting from the renegotiation of contracts that were renewed during fiscal year 2011.

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

Regulated Gas Distribution Operating Revenues for the quarter ended December 31, 2011 were $250.9 million, or $26.5 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 20.8% warmer than the same quarter last year and 22.1% warmer than normal. Total system therms sold and transported were 238.6 million for the quarter ended December 31, 2011 compared with 285.9 million for the same period last year. Total off-system therms sold and transported were 98.2 million for the quarter ended December 31, 2011 compared with 53.7 million for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(29.7)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations)	17.7
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(10.0)
Lower prices charged for off-system sales	(5.7)
Higher ISRS revenues	1.2
Total Variation	$(26.5)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the quarter ended December 31, 2011 decreased $25.4 million from the same quarter last year. Natural and propane gas expense decreased $26.6 million, or 15.4%, from last year’s level, primarily attributable to decreased system volumes purchased for sendout and lower rates charged by our suppliers, partially offset by higher off-system gas expense. Other operation and maintenance expenses increased $1.9 million, or 4.6%, primarily due to increased pension and compensation expenses, partially offset by decreased maintenance charges. Taxes, other than income taxes, decreased $1.1 million, or 6.9%, primarily due to decreased gross receipts taxes (attributable to the decreased revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $7.8 million primarily due to lower per unit gas prices charged by LER. LER’s sales volumes during the quarter ended December 31, 2011 were essentially unchanged from the same period last year. The decrease in Non-Regulated Gas Marketing Operating Expenses, totaling $10.8 million, was primarily associated with lower prices charged by suppliers and reduced transportation expenses.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $0.1 million primarily due to higher net investment gains, largely offset by a decrease in income associated with carrying costs applied to under-recoveries of gas costs, and other minor variations. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Interest Charges

The $0.4 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds, and lower interest on short-term debt. Average short-term interest rates were 0.3% for the quarter ended December 31, 2011 compared with 0.4% for the quarter ended December 31, 2010. Average short-term borrowings were $81.2 million for the quarter ended December 31, 2011 compared with $127.9 million for the quarter ended December 31, 2010.

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

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede’s counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Missouri Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. On December 21, 2011, the Circuit Court reversed both the MoPSC’s November 3, 2010 Order and its February 4, 2011 Order.

Subsequent to the July 7, 2010 complaint, the MoPSC Staff filed a related complaint on October 6, 2010 against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to be dismissed from the proceeding, which were granted by the Commission on December 22, 2010. On January 26, 2011, the Commission also dismissed certain counts of the complaint against Laclede Gas. The remaining counts and a counterclaim against the Staff, filed by Laclede Gas, are still pending before the Commission. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.

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

On November 9, 2011, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.0 million annually, essentially all of which was approved by the MoPSC effective January 13, 2012.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies used in the preparation of our Consolidated Financial Statements are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and include the following:

•	Accounts receivable and allowance for doubtful accounts
•	Employee benefits and postretirement obligations
•	Regulated operations
•	Non-regulated gas marketing energy contracts

There were no significant changes to these critical accounting policies during the three months ended December 31, 2011. For discussion of other significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2011.

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

Net cash used in operating activities was $50.1 million for the three months ended December 31, 2011, compared with net cash provided operating activities of $5.8 million for the three months ended December 31, 2010. The variation is primarily attributable to increased cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, as well as increased cash payments for the funding of pension plans.

Net cash used in investing activities for the three months ended December 31, 2011 was $18.6 million compared with $14.6 million for the three months ended December 31, 2010. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash provided by financing activities was $70.0 million for the three months ended December 31, 2011 compared with net cash used in financing activities of $53.0 million for the three months ended December 31, 2010. The variation primarily reflects the increased issuance of short-term debt this year and the effect of the maturity of long-term debt last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Laclede Group had temporary cash investments totaling $19.8 million at December 31, 2011, earning an average interest rate of 0.2%. These investments, which are presented in the Cash and cash equivalents line of the Consolidated Balance Sheets, were diversified among money market funds and interest-bearing deposits at highly-rated commercial banks. The money market funds are accessible by the Company on demand. The bank deposits are also generally available on demand, though the banks reserve the right to require seven days’ notice for a withdrawal. These funds are used to support the working capital needs of the Company’s subsidiaries. The balance of short-term investments was stable during the three months ended December 31, 2011. Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the three months ended December 31, 2011.

Short-term Debt

As indicated in the discussion of cash flows above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At December 31, 2011, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, with the largest portion provided by a single bank being 17.9%. This line is scheduled to expire in July 2016. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On December 31, 2011, total debt was 55% of total capitalization.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in a syndicated line of credit, scheduled to expire in July 2016, to meet short-term liquidity needs of its subsidiaries. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 45% on December 31, 2011. Laclede Group’s lines have been used to provide for seasonal funding needs. There were no borrowings under Laclede Group’s line during the three months ended December 31, 2011.

Information about Laclede Group’s consolidated short-term borrowings (excluding intercompany borrowings) during the three months ended December 31, 2011 and as of December 31, 2011, is presented below:

Laclede Gas Commercial Paper Borrowings

Three Months Ended December 31, 2011
Weighted average borrowings outstanding	$81.2 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$40.0 – $133.5 million

As of December 31, 2011
Borrowings outstanding at end of period	$113.0 million
Weighted average interest rate	0.3%

Based on average short-term borrowings for the three months ended December 31, 2011, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $0.8 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt, Equity, and Shelf Registrations

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the three months ended December 31, 2011, pursuant to this authority, the Utility sold 11 shares of its common stock to Laclede Group for $0.4 million. As of January 27, 2012, $515.3 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At December 31, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 285,222 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 274,207 and 265,903 shares at December 31, 2011 and January 27, 2012, respectively, remaining available for issuance under its Form S-3. Laclede Group also has an automatic shelf registration statement on Form S-3 for the issuance of equity and debt securities. No securities have been issued under that S-3. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At December 31, 2011, the maximum guarantees under these leases were $0.9 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2011, the carrying value of the liability recognized for these guarantees was $0.2 million.

Laclede Group had guarantees totaling $96.3 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2011. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $1.0 million, bringing the total to $97.3 million in guarantees outstanding at January 27, 2012. No amounts have been recorded for these guarantees in the financial statements.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company and the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $18.3 million for the three months ended December 31, 2011, compared with $15.5 million for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing work management, financial, and supply chain software applications. There were essentially no non-utility capital expenditures during the three months ended December 31, 2011. Non-utility capital expenditures were $0.1 million for the same period last year.

Consolidated capitalization at December 31, 2011 consisted of 63.5% Laclede Group common stock equity and 36.5% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at December 31, 2011 and at September 30, 2011, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance customer billings. The Consolidated Balance Sheet at December 31, 2010 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of December 31, 2011, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2012	Fiscal Years 2013-2014	Fiscal Years 2015-2016	2017 and thereafter
Principal Payments on Long-Term Debt	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt	452.1	13.9	43.5	42.7	352.0
Capital Leases (a)	0.3	0.1	0.1	0.1	—
Operating Leases (a)	10.5	3.4	6.3	0.8	—
Purchase Obligations – Natural Gas (b)	496.4	318.4	155.2	15.4	7.4
Purchase Obligations – Other (c)	92.0	28.4	23.3	18.4	21.9
Total (d)	$1,416.3	$364.2	$253.4	$77.4	$721.3

(a)
Lease obligations are primarily for office space, office equipment, vehicles, and power operated equipment in the Regulated Gas Distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Regulated Gas Distribution and Non-Regulated Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2011 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $5.7 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. At this writing, the Company expects to make contributions to its qualified, trusteed pension plans of at least $15.7 million during the remaining nine months of fiscal year 2012. Laclede Gas anticipates a $6.6 million contribution relative to its non-qualified pension plans during the remaining nine months of fiscal year 2012. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $11.9 million to the qualified trusts and $0.3 million directly to participants from Laclede Gas’ funds during the remaining nine months of fiscal year 2012. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

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

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At December 31, 2011, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.

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

(Thousands)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin

Net balance of derivative assets at September 30, 2011	$209	$1,100	$1,309
Changes in fair value	2,981	—	2,981
Settlements	(1,689)	—	(1,689)
Changes in cash margin	—	(851)	(851)
Net balance of derivative assets at December 31, 2011	$1,501	$249	$1,750

	At December 31, 2011
	Maturity by Fiscal Year
(Thousands)	Total	2012	2013	2014
Fair values of exchange-traded/cleared natural gas derivatives - net	$1,501	$1,390	$130	$(19)

MMBtu – net long (short) futures/swap positions	(2,600)	(2,110)	(553)	63

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

(Thousands)

Net balance of derivative assets at September 30, 2011	$1,923
Changes in fair value	(80)
Settlements	238
Net balance of derivative assets at December 31, 2011	$2,081

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the three months ended December 31, 2011, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.8 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At December 31, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 36 of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2011, the only repurchases of our common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases.

Period	Total No. of Shares Purchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans	Maximum No. of Shares that May Yet be Purchased Under the Plans
October 1, 2011 – October 31, 2011	—	—	—	—
November 1, 2011 – November 30, 2011	22,790	$40.03	—	—
December 1, 2011 – December 31, 2011	6,367	$39.72	—	—
Total	29,157	—	—	—

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	January 27, 2012	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

10.1	-	Form of Performance Contingent Restricted Stock Unit Award Agreement

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.