Form 10-Q
period 2012-03-31
LACLEDE GROUP INC
filed 2012-04-27
CIK 1126956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-16681

THE LACLEDE GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	74-2976504 (I.R.S. Employer Identification number)
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

As of April 26, 2012, there were 22,486,766 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

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

Item 1. Financial Statements
THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
 (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2012	2011	2012	2011

Operating Revenues:
Regulated Gas Distribution	$298,620	$388,375	$549,522	$665,818
Non-Regulated Gas Marketing	59,434	155,111	218,022	321,519
Other	121	292	1,544	643
Total Operating Revenues	358,175	543,778	769,088	987,980
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	171,164	260,706	317,915	434,071
Other operation expenses	38,043	39,500	75,608	74,362
Maintenance	5,761	6,441	11,069	12,581
Depreciation and amortization	10,175	9,739	20,264	19,377
Taxes, other than income taxes	20,093	24,686	34,760	40,434
Total Regulated Gas Distribution Operating Expenses	245,236	341,072	459,616	580,825
Non-Regulated Gas Marketing	61,805	152,302	214,364	315,655
Other	551	461	1,420	806
Total Operating Expenses	307,592	493,835	675,400	897,286
Operating Income	50,583	49,943	93,688	90,694
Other Income and (Income Deductions) – Net	1,381	467	3,320	2,312
Interest Charges:
Interest on long-term debt	5,740	5,740	11,479	11,682
Other interest charges	539	549	1,114	1,293
Total Interest Charges	6,279	6,289	12,593	12,975
Income Before Income Taxes	45,685	44,121	84,415	80,031
Income Tax Expense	16,001	16,228	29,557	28,769
Net Income	$29,684	$27,893	$54,858	$51,262

Weighted Average Number of Common Shares Outstanding:
Basic	22,254	22,100	22,223	22,070
Diluted	22,336	22,172	22,299	22,145

Basic Earnings Per Share of Common Stock	$1.33	$1.25	$2.45	$2.30

Diluted Earnings Per Share of Common Stock	$1.32	$1.25	$2.45	$2.30

Dividends Declared Per Share of Common Stock	$0.415	$0.405	$0.830	$0.810

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Net Income	$29,684	$27,893	$54,858	$51,262
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	5,106	960	8,153	1,174
Reclassification adjustment for losses (gains) included in
net income	408	(147)	(2,422)	(3,237)
Net unrealized gains (losses) on cash flow hedging
derivative instruments	5,514	813	5,731	(2,063)
Defined benefit pension and other postretirement plans:
Net actuarial loss arising during the period	(2,366)	—	(2,366)	—
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	3,482	106	3,573	213
Net defined benefit pension and other postretirement plans	1,116	106	1,207	213
Other Comprehensive Income (Loss), Before Tax	6,630	919	6,938	(1,850)
Income Tax Expense (Benefit) Related to Items of Other
Comprehensive Income (Loss)	2,561	355	2,680	(715)
Other Comprehensive Income (Loss), Net of Tax	4,069	564	4,258	(1,135)
Comprehensive Income	$33,753	$28,457	$59,116	$50,127

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands)	2012	2011	2011

ASSETS
Utility Plant	$1,425,922	$1,386,590	$1,351,293
Less: Accumulated depreciation and amortization	468,209	457,907	453,271
Net Utility Plant	957,713	928,683	898,022

Non-utility property	4,448	4,588	4,418
Other investments	54,688	50,785	53,485
Other Property and Investments	59,136	55,373	57,903

Current Assets:
Cash and cash equivalents	9,302	43,277	22,982
Accounts receivable:
Utility	100,015	71,090	146,821
Non-utility	34,915	50,894	43,079
Other	18,666	12,572	7,505
Allowance for doubtful accounts	(8,758)	(10,073)	(11,095)
Delayed customer billings	13,464	—	32,398
Inventories:
Natural gas stored underground	57,456	115,170	40,225
Propane gas at FIFO cost	8,964	8,961	16,927
Materials and supplies at average cost	4,102	4,229	4,402
Natural gas receivable	16,351	30,689	18,183
Derivative instrument assets	5,297	7,759	10,491
Unamortized purchased gas adjustments	11,241	25,719	6,470
Deferred income taxes	—	—	7,310
Prepayments and other	6,795	8,847	5,437
Total Current Assets	277,810	369,134	351,135

Deferred Charges:
Regulatory assets	457,749	423,492	420,733
Other	5,723	6,400	6,624
Total Deferred Charges	463,472	429,892	427,357
Total Assets	$1,758,131	$1,783,082	$1,734,417

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands, except share amounts)	2012	2011	2011

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,489,986, 22,430,734, and 22,400,309 shares issued, respectively)	$22,490	$22,431	$22,400
Paid-in capital	165,056	163,702	160,152
Retained earnings	425,500	389,298	394,887
Accumulated other comprehensive income (loss)	2,158	(2,100)	(8,272)
Total Common Stock Equity	615,204	573,331	569,167
Long-term debt (less current portion) – Laclede Gas	339,386	364,357	364,327
Total Capitalization	954,590	937,688	933,494

Current Liabilities:
Notes payable	—	46,000	—
Accounts payable	73,045	96,561	96,808
Advance customer billings	—	15,230	—
Current portion of long-term debt	25,000	—	—
Wages and compensation accrued	13,873	13,650	13,504
Dividends payable	9,697	9,359	9,244
Customer deposits	9,459	10,048	10,719
Interest accrued	8,789	8,812	9,023
Taxes accrued	25,062	11,901	36,509
Deferred income taxes	6,615	8,405	—
Other	16,220	11,968	13,307
Total Current Liabilities	187,760	231,934	189,114

Deferred Credits and Other Liabilities:
Deferred income taxes	335,215	315,405	293,466
Unamortized investment tax credits	3,219	3,326	3,432
Pension and postretirement benefit costs	163,940	185,701	208,727
Asset retirement obligations	28,313	27,495	26,610
Regulatory liabilities	53,267	50,846	49,077
Other	31,827	30,687	30,497
Total Deferred Credits and Other Liabilities	615,781	613,460	611,809
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$1,758,131	$1,783,082	$1,734,417

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
(Thousands)	2012	2011

Operating Activities:
Net Income	$54,858	$51,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	20,565	19,635
Deferred income taxes and investment tax credits	6,167	(9,012)
Other – net	(744)	71
Changes in assets and liabilities:
Accounts receivable – net	(20,355)	(58,721)
Unamortized purchased gas adjustments	14,478	17,248
Deferred purchased gas costs	(30,160)	60,725
Accounts payable	(26,546)	2,658
Delayed customer billings - net	(28,694)	(49,207)
Taxes accrued	12,575	25,997
Natural gas stored underground	57,714	73,351
Other assets and liabilities	11,601	5,987
Net cash provided by operating activities	71,459	139,994

Investing Activities:
Capital expenditures	(40,658)	(29,746)
Other investments	(1,440)	(1,514)
Net cash used in investing activities	(42,098)	(31,260)

Financing Activities:
Maturity of first mortgage bonds	—	(25,000)
Repayment of short-term debt – net	(46,000)	(129,650)
Changes in book overdrafts	357	(291)
Issuance of common stock	2,195	1,427
Non-employee directors’ restricted stock awards	(565)	(494)
Dividends paid	(18,314)	(17,782)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(1,165)	(1,162)
Excess tax benefits from stock-based compensation	185	265
Other	(29)	16
Net cash used in financing activities	(63,336)	(172,671)

Net Decrease in Cash and Cash Equivalents	(33,975)	(63,937)
Cash and Cash Equivalents at Beginning of Period	43,277	86,919
Cash and Cash Equivalents at End of Period	$9,302	$22,982

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$12,521	$13,241
Income taxes	2,763	5,651

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
The consolidated financial position, results of operations, and cash flows of Laclede Group are comprised primarily from the financial position, results of operations, and cash flows of Laclede Gas Company (Laclede Gas or the Utility). Laclede Gas is a regulated natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. Laclede Energy Resources, Inc. (LER) includes its wholly owned subsidiary, LER Storage Services, Inc., which was formed in October 2011 and became operational on January 1, 2012.
BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Laclede Group and its subsidiary companies. All subsidiaries are wholly owned. Laclede Gas and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All material intercompany balances have been eliminated from the consolidated financial statements of Laclede Group. These transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table included in Note 10 under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
NATURAL GAS STORED UNDERGROUND – Inventory of Utility natural gas in storage is priced on a last-in, first-out (LIFO) basis. The carrying value of Utility inventory is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates. Natural gas storage inventory in the Non-Regulated Gas Marketing operating segment is recorded at the lower of average cost or market.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at March 31, 2012 and 2011, for the Utility, were $13.0 million and $29.0 million, respectively. The amount of accrued unbilled revenue at September 30, 2011 was $11.8 million.
In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales, and, as such, are excluded from the scope of ASC Topic 815, “Derivatives and Hedging.” As such, those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value (representing unrealized gains and losses) recognized in earnings the periods prior to physical delivery. For additional information on derivative instruments, refer to Note 7, Derivative Instruments and Hedging Activities. Certain of LER’s wholesale purchase and sale transactions entered on or after January 1, 2012 are classified as trading activities for financial reporting purposes rather than elected for normal purchases or normal sales designations. Under generally accepted accounting principles (GAAP), revenues and expenses associated with trading activities are presented on a net basis in Non-Regulated Gas Marketing Operating Revenues in the Statements of Consolidated Income. This net presentation has no effect on operating income or net income.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended March 31, 2012 and 2011 were $15.5 million and $20.3 million, respectively. Amounts recorded in Regulated Gas Distribution Operating Revenues for the six months ended March 31, 2012 and 2011 were $25.7 million and $31.6 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.

NEW ACCOUNTING STANDARDS – In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures,” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The ASU does not change what items are measured at fair value, but instead makes various changes to the guidance pertaining to how fair value is measured. Additionally, the ASU sets forth additional disclosure requirements, including additional information about Level 3 fair value measurements. Many of the amendments in this ASU are changes to align the wording in U.S. GAAP with IFRS and, as such, are not intended to result in a change in the application of the guidance. The Company’s adoption of the guidance in this ASU on a prospective basis in the second quarter of fiscal year 2012 had no impact on its financial condition or results of operations, but certain additional disclosures have been presented as required.
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
Pension costs for the quarters ended March 31, 2012 and 2011 were $7.6 million and $4.2 million, respectively, including amounts charged to construction. Pension costs for the six months ended March 31, 2012 and 2011 were $11.8 million and $5.8 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Service cost – benefits earned during the period	$2,301	$2,388	$4,613	$4,776
Interest cost on projected benefit obligation	4,840	4,705	9,711	9,410
Expected return on plan assets	(4,899)	(4,712)	(9,798)	(9,424)
Amortization of prior service cost	148	160	296	320
Amortization of actuarial loss	2,259	2,557	4,536	5,114
Loss on lump-sum settlement	3,407	—	3,407	—
Sub-total	8,056	5,098	12,765	10,196
Regulatory adjustment	(484)	(862)	(967)	(4,395)
Net pension cost	$7,572	$4,236	$11,798	$5,801

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump-sum payments recognized as settlements were $6.4 million during the six months ended March 31, 2012. No lump-sum payments were recognized as settlements during the six months ended March 31, 2011.
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
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2012 contributions to the pension plans through March 31, 2012 were $22.9 million to the qualified trusts and approximately $2.0 million to the non-qualified plans. Contributions to the pension plans for the remaining six months of fiscal year 2012 are anticipated to be at least $10.5 million to the qualified trusts and $4.7 million to the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended March 31, 2012 and 2011 were $2.4 million, including amounts charged to construction. Postretirement benefit costs for the six months ended March 31, 2012 and 2011 were $4.8 million and $4.3 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Service cost – benefits earned during the period	$2,015	$1,919	$4,030	$3,838
Interest cost on accumulated
postretirement benefit obligation	1,380	1,211	2,760	2,422
Expected return on plan assets	(991)	(912)	(1,982)	(1,823)
Amortization of transition obligation	34	34	68	68
Amortization of prior service credit	(518)	(582)	(1,036)	(1,164)
Amortization of actuarial loss	1,065	1,111	2,130	2,221
Sub-total	2,985	2,781	5,970	5,562
Regulatory adjustment	(604)	(400)	(1,208)	(1,271)
Net postretirement benefit cost	$2,381	$2,381	$4,762	$4,291

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
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2012 contributions to the postretirement plans through March 31, 2012 were $3.0 million to the qualified trusts and approximately $0.1 million paid directly to participants from Laclede Gas’ funds. Contributions to the postretirement plans for the remaining six months of fiscal year 2012 are anticipated to be $9.0 million to the qualified trusts and $0.2 million paid directly to participants from Laclede Gas’ funds.

3.	STOCK-BASED COMPENSATION

Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan (2006 Plan) and the Restricted Stock Plan for Non-Employee Directors. Refer to Note 3 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2011 for descriptions of these plans. In January 2012, shareholders approved certain amendments to the 2006 Plan, including an amendment allowing members of the Company’s Board of Directors to participate in the 2006 Plan. Accordingly, effective February 1, 2012, no additional awards will be granted under the Restricted Stock Plan for Non-Employee Directors, as any such awards will be made pursuant to the 2006 Plan.

Restricted Stock Awards

During the six months ended March 31, 2012, the Company granted 101,963 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $36.55 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2014. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting, but are subject to forfeiture if the underlying shares units do not vest. The number of share units that will ultimately vest is dependent upon the attainment of certain levels of earnings and other strategic goals, as well as the Company’s level of total shareholder return (TSR) during the performance period relative to a comparator group of companies. This TSR provision is considered a market condition under GAAP.
Activity of restricted stock and restricted stock units subject to performance and/or market conditions during the six months ended March 31, 2012 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2011	259,075	$34.29

Granted (maximum shares that can be earned)	101,963	$36.55
Vested	(48,429)	$48.70
Forfeited	(79,072)	$38.43

Nonvested at March 31, 2012	233,537	$30.88

During the six months ended March 31, 2012, the Company granted 30,075 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $39.72 per share. These shares were awarded on December 1, 2011 and vest December 1, 2014. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture.

In January 2012, the Company granted 13,700 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $41.36 per share. These shares were granted under the Restricted Stock Plan for Non-Employee Directors and vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights. As discussed above, effective February 1, 2012, any awards to non-employee directors will be made pursuant to The Laclede Group 2006 Equity Incentive Plan.
Time-vested restricted stock and time-vested restricted stock unit activity for the six months ended March 31, 2012 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2011	143,350	$37.00

Granted	43,775	$40.23
Vested	(54,400)	$41.48
Forfeited	(12,700)	$33.53

Nonvested at March 31, 2012	120,025	$36.51

During the six months ended March 31, 2012, 88,129 shares of restricted stock and stock units (performance-contingent and time-vested), awarded on February 14, 2008 and November 5, 2008, vested. The Company withheld 29,157 of the vested shares at a weighted average price of $39.96 per share pursuant to elections by employees to satisfy tax withholding obligations.

Stock Option Awards

Stock option activity for the six months ended March 31, 2012 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2011	305,875	$30.72

Granted	—	$—
Exercised	(43,625)	$30.63
Forfeited	—	$—
Expired	—	$—

Outstanding at March 31, 2012	262,250	$30.74	2.8	$2,172

Fully Vested and Expected to Vest at March 31, 2012	262,250	$30.74	2.8	$2,172

Exercisable at March 31, 2012	262,250	$30.74	2.8	$2,172

The closing price of the Company’s common stock was $39.02 at March 31, 2012.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Total equity compensation cost	$684	$822	$1,351	$1,540
Compensation cost capitalized	(221)	(177)	(359)	(331)
Compensation cost recognized in net income	463	645	992	1,209
Income tax benefit recognized in net income	(179)	(248)	(383)	(466)
Compensation cost recognized in net income,
net of income tax	$284	$397	$609	$743

As of March 31, 2012, there was $5.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years.

4.	EARNINGS PER COMMON SHARE

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2012	2011	2012	2011

Basic EPS:
Net Income	$29,684	$27,893	$54,858	$51,262
Less: Income allocated to participating securities	167	226	324	430
Net Income Available to Common Shareholders	$29,517	$27,667	$54,534	$50,832

Weighted Average Shares Outstanding	22,254	22,100	22,223	22,070
Earnings Per Share of Common Stock	$1.33	$1.25	$2.45	$2.30

Diluted EPS:
Net Income	$29,684	$27,893	$54,858	$51,262
Less: Income allocated to participating securities	166	226	323	429
Net Income Available to Common Shareholders	$29,518	$27,667	$54,535	$50,833

Weighted Average Shares Outstanding	22,254	22,100	22,223	22,070
Dilutive Effect of Stock Options
and Restricted Stock	82	72	76	75
Weighted Average Diluted Shares	22,336	22,172	22,299	22,145

Earnings Per Share of Common Stock	$1.32	$1.25	$2.45	$2.30

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Restricted stock and stock units subject to
performance and/or market conditions	203	193	203	193

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are as follows:

			Classification of Estimated Fair Value (a)
(Thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012
Cash and cash equivalents	$9,302	$9,302	$4,261	$5,041	$—
Short-term debt	—	—	—	—	—
Long-term debt, including current portion	364,386	432,098	—	432,098	—

As of September 30, 2011
Cash and cash equivalents	$43,277	$43,277
Short-term debt	46,000	46,000
Long-term debt	364,357	443,739

As of March 31, 2011
Cash and cash equivalents	$22,982	$22,982
Short-term debt	—	—
Long-term debt	364,327	391,877

(a) The Company adopted the provisions of ASU 2011-04 (ASC Topic 820) in the second quarter of fiscal year 2012 on a prospective basis. Accordingly, disclosures for prior periods are not required to be presented.

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 6, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

6.	FAIR VALUE MEASUREMENTS

The following table categorizes the assets and liabilities in the Consolidated Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2012
Assets
U. S. Stock/Bond Mutual Funds	$17,907	$—	$—	$—	$17,907
NYMEX/ICE natural gas contracts	5,182	1,310	—	(4,881)	1,611
NYMEX gasoline and heating
oil contracts	81	—	—	(81)	—
Natural gas commodity contracts	—	4,362	79	(538)	3,903
Total	$23,170	$5,672	$79	$(5,500)	$23,421

Liabilities
NYMEX/ICE natural gas contracts	$37,811	$2,342	$—	$(40,153)	$—
Natural gas commodity contracts	—	1,190	21	(538)	673
Total	$37,811	$3,532	$21	$(40,691)	$673

As of September 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$14,833	$—	$—	$—	$14,833
NYMEX/ICE natural gas contracts	4,856	—	—	1,975	6,831
NYMEX gasoline and heating
oil contracts	19	—	—	162	181
Natural gas commodity contracts	—	2,018	66	(108)	1,976
Total	$19,708	$2,018	$66	$2,029	$23,821

Liabilities
NYMEX/ICE natural gas contracts	$20,928	$—	$—	$(20,928)	$—
NYMEX gasoline and heating
oil contracts	124	—	—	(124)	—
Natural gas commodity contracts	—	109	53	(108)	54
Total	$21,052	$109	$53	$(21,160)	$54

As of March 31, 2011
Assets
U. S. Stock/Bond Mutual Funds	$17,022	$—	$—	$—	$17,022
NYMEX/ICE natural gas contracts	5,718	—	—	4,416	10,134
NYMEX gasoline and heating
oil contracts	369	—	—	(38)	331
Natural gas commodity contracts	—	930	57	(151)	836
Total	$23,109	$930	$57	$4,227	$28,323

Liabilities
NYMEX/ICE natural gas contracts	$27,841	$—	$—	$(27,841)	$—
Natural gas commodity contracts	—	313	33	(151)	195
Total	$27,841	$313	$33	$(27,992)	$195

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Beginning of period	$37	$76	$13	$23
Settlements	(41)	(81)	(7)	(52)
Net losses related to derivatives not held at end of period	(1)	(5)	(4)	(16)
Net gains related to derivatives still held at end of period	63	34	56	69
End of period	$58	$24	$58	$24

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At March 31, 2012, Laclede Gas held 0.1 million gallons of gasoline futures contracts at an average price of $2.99 per gallon and 0.3 million gallons of gasoline options contracts. Most of these contracts, the longest of which extends to September 2012, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815. The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, Laclede Energy Resources, Inc. (LER), which includes its wholly owned subsidiary LER Storage Services, Inc., enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At March 31, 2012, the fair values of 88.6 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 64.9 million MMBtu will settle during fiscal year 2012, while the remaining 23.7 million MMBtu will settle during fiscal year 2013. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or Ice Clear Europe (ICE) futures, swap, and option contracts to lock in margins. At March 31, 2012, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX and ICE natural gas futures, swap, and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at March 31, 2012, it is expected that approximately $6.4 million of pre-tax unrealized gains will be reclassified into the Statements of Consolidated Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.
The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX/ICE natural gas futures and swap positions at March 31, 2012 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2012	—	$—	3.92	$3.01
Fiscal 2013	—	—	6.78	3.29

Open long futures positions
Fiscal 2012	9.49	$4.22	1.63	$3.89
Fiscal 2013	21.86	4.16	1.43	3.90
Fiscal 2014	0.80	3.51	0.10	4.34

At March 31, 2012, Laclede Gas and LER also had 11.8 million MMBtu and 4.1 million MMBtu, respectively, of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	March 31,		March 31,
(Thousands)	Recorded in Income	2012	2011	2012	2011

Derivatives in Cash Flow Hedging Relationships

Effective portion of gain recognized in OCI on derivatives:
NYMEX/ICE natural gas contracts		$5,023	$693	$8,020	$734
NYMEX gasoline and heating oil contracts		83	267	133	440
Total		$5,106	$960	$8,153	$1,174

Effective portion of gain (loss) reclassified from AOCI to income:
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$4,048	$757	$10,788	$5,591
	Non-Regulated Gas Marketing Operating Expenses	(4,445)	(682)	(8,369)	(2,475)
Sub-total		(397)	75	2,419	3,116

NYMEX gasoline and heating oil contracts	Regulated Gas Distribution Other Operation Expenses	(11)	72	3	121
Total		$(408)	$147	$2,422	$3,237

Ineffective portion of gain (loss) on derivatives recognized in income:
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$50	$551	$69	$560
	Non-Regulated Gas Marketing Operating Expenses	(90)	(498)	(196)	(623)
Sub-total		(40)	53	(127)	(63)

NYMEX gasoline and heating oil contracts	Regulated Gas Distribution Other Operation Expenses	28	19	34	48
Total		$(12)	$72	$(93)	$(15)

Derivatives Not Designated as Hedging Instruments *

Gain (loss) recognized in income on derivatives:

Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$1,557	$143	$790	$(299)
	Non-Regulated Gas Marketing Operating Expenses	—	746	687	1,196
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	1,478	(42)	1,548	(78)
	Non-Regulated Gas Marketing Operating Expenses	30	—	30	—
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	12	47	13	63
Total		$3,077	$894	$3,068	$882

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at March 31, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$3,545		Derivative Instrument Assets	$3,242
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	72		Accounts Receivable - Other	—
Sub-total		3,617			3,242

Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	709		Accounts Receivable - Other	36,437
	Derivative Instrument Assets	2,238		Derivative Instrument Assets	474
Natural gas commodity contracts	Derivative Instrument Assets	4,176		Derivative Instrument Assets	490
	Other Current Liabilities	48		Other Current Liabilities	721
	Other Deferred Charges	217		Other Deferred Charges	—
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	9		Accounts Receivable - Other	—
Sub-total		7,397			38,122
Total derivatives		$11,014			$41,364

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2011
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$4,395		Derivative Instrument Assets	$4,105
	Other Deferred Charges	4		Other Deferred Charges	85
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	15		Derivative Instrument Assets	117
Sub-total		4,414			4,307

Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	457		Derivative Instrument Assets	16,330
	Other Deferred Charges	—		Other Deferred Charges	408
Natural gas commodity contracts	Derivative Instrument Assets	1,894		Derivative Instrument Assets	100
	Other Deferred Charges	183		Other Deferred Charges	—
	Other Current Liabilities	8		Other Current Liabilities	62
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	4		Derivative Instrument Assets	7
Sub-total		2,546			16,907
Total derivatives		$6,960			$21,214

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at March 31, 2011
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$688		Derivative Instrument Assets	$10,926
	Other Deferred Charges	11		Other Deferred Charges	61
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	341		Derivative Instrument Assets	—
Sub-total		1,040			10,987

Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	4,353		Derivative Instrument Assets	16,854
	Other Deferred Charges	666		Other Deferred Charges	—
Natural gas commodity contracts	Derivative Instrument Assets	957		Derivative Instrument Assets	121
	Other Current Liabilities	30		Other Current Liabilities	225
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	28		Derivative Instrument Assets	—
Sub-total		6,034			17,200
Total derivatives		$7,074			$28,187

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

		March 31,	Sept. 30,	March 31,
	(Thousands)	2012	2011	2011

	Fair value of asset derivatives presented above	$11,014	$6,960	$7,074
	Fair value of cash margin receivables offset with derivatives	35,648	23,188	32,258
	Netting of assets and liabilities with the same counterparty	(41,148)	(21,160)	(28,031)
	Total	$5,514	$8,988	$11,301

	Derivative Instrument Assets, per Consolidated Balance Sheets:
	Derivative instrument assets	$5,297	$7,759	$10,491
	Other deferred charges	217	1,229	810
	Total	$5,514	$8,988	$11,301

	Fair value of liability derivatives presented above	$41,364	$21,214	$28,187
	Fair value of cash margin payables offset with derivatives	457	—	39
	Netting of assets and liabilities with the same counterparty	(41,148)	(21,160)	(28,031)
	Derivative instrument liabilities, per Consolidated Balance Sheets*	$673	$54	$195

*	Included in the Other line of the Current Liabilities section

8.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $10.5 million at March 31, 2012. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $7.8 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $12.6 million of total accounts receivable at March 31, 2012, while net receivable amounts from these customers, reflecting netting arrangements, were $11.9 million. LER also has concentrations of credit risk with certain individually significant counterparties. At March 31, 2012, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure), were $13.4 million. These five counterparties are either investment-grade rated or owned by investment-grade rated companies. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $11.4 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

9.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Interest income	$316	$267	$664	$715
Net investment gain	1,164	390	2,194	1,127
Other income	11	61	11	74
Other income deductions	(110)	(251)	451	396
Other Income and (Income Deductions) – Net	$1,381	$467	$3,320	$2,312

10.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.2 million, including the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, and LER Storage Services, Inc., which was formed in October 2011 to utilize natural gas storage contracts for providing natural gas sales. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also includes Laclede Gas’ non-regulated business activities, which are comprised of its non-regulated propane sales transactions and its propane storage and related services. Accounting policies are described in Note 1. Intersegment transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
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

		Non-
	Regulated	Regulated
	Gas	Gas
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
March 31, 2012
Revenues from external customers	$298,623	$66,045	$381	$—	$365,049
Intersegment revenues	—	1,927	259	(9,060)	(6,874)
Total Operating Revenues	298,623	67,972	640	(9,060)	358,175
Net Economic Earnings	25,772	2,545	110	—	28,427
Total assets	1,680,948	177,129	151,646	(251,592)	1,758,131

Six Months Ended
March 31, 2012
Revenues from external customers	$549,522	$218,022	$1,544	$—	$769,088
Intersegment revenues	3	8,538	519	(9,060)	—
Total Operating Revenues	549,525	226,560	2,063	(9,060)	769,088
Net Economic Earnings	46,851	5,984	485	—	53,320
Total assets	1,680,948	177,129	151,646	(251,592)	1,758,131

Three Months Ended
March 31, 2011
Revenues from external customers	$387,737	$151,305	$33	$—	$539,075
Intersegment revenues	638	3,806	259	—	4,703
Total Operating Revenues	388,375	155,111	292	—	543,778
Net Economic Earnings (Losses)	26,203	1,335	(76)	—	27,462
Total assets	1,634,674	165,403	130,172	(195,832)	1,734,417

Six Months Ended
March 31, 2011
Revenues from external customers	$664,242	$309,006	$124	$—	$973,372
Intersegment revenues	1,576	12,513	519	—	14,608
Total Operating Revenues	665,818	321,519	643	—	987,980
Net Economic Earnings (Losses)	47,637	3,281	(68)	—	50,850
Total assets	1,634,674	165,403	130,172	(195,832)	1,734,417

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Total Net Economic Earnings above	$28,427	$27,462	$53,320	$50,850
Add: Unrealized gain on energy-related
derivative contracts, net of tax	1,963	431	2,244	412
Add: Lower of cost or market inventory
adjustments, net of tax	(562)	—	(562)	—
Add: Realized loss on economic hedges prior
to sale of the physical commodity, net of tax	(144)	—	(144)	—
Net Income	$29,684	$27,893	$54,858	$51,262

11.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2012 are estimated at approximately $394 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
During fiscal 2011, the Utility initiated a multi-year project to replace its existing work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At March 31, 2012, the Company was contractually committed to costs of approximately $7 million related to this project, with additional expenditures to be incurred throughout the project’s life.

Guarantees

Laclede Group had guarantees totaling $86.3 million for performance and payment of certain gas supply transactions by LER, as of March 31, 2012. Since that date, total guarantees issued by Laclede Group on behalf of LER decreased by $2.0 million, bringing the total to $84.3 million in guarantees outstanding at April 27, 2012. No amounts have been recorded for these guarantees in the financial statements. As of March 31, 2012, management believes the probability is low that Laclede Group will be required to make payments under these guarantees.

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

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede’s counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Missouri Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. On December 21, 2011, the Circuit Court reversed both the MoPSC’s November 3, 2010 Order and its February 4, 2011 Order. The MoPSC appealed and the matter is currently before the Western District Court of Appeals.
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
As discussed in Note 7, Derivative Instruments and Hedging Activities, Laclede Gas and LER enter into NYMEX and ICE exchange-traded/cleared derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas and LER to a new brokerage firm. As of April 26, 2012, Laclede Gas and LER had $1.5 million and $0.5 million, respectively, on deposit with MF Global in customer-segregated accounts that remain unavailable pending final resolution by the bankruptcy trustee. While the Company’s total exposure at this time is not considered material, management is unable to predict when, or to what extent, these remaining funds will be returned.
Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

12.	SUBSEQUENT EVENT

On April 27, 2012, Laclede Group announced a new organizational structure that will position the Company to grow through execution of four strategic imperatives: 1) develop and invest in emerging technologies, 2) pursue growth through the acquisition of businesses to which the Company can apply its operating model, 3) invest in infrastructure, and 4) leverage current business unit competencies to enhance growth. The Board of Directors approved the following appointments and promotions effective May 1, 2012:

•
Michael R. Spotanski will be appointed to the newly created position of Senior Vice President, Chief Integration and Innovation Officer.  In his new role, Mr. Spotanski will lead the Company’s efforts to integrate regulated natural gas distribution utilities and other businesses that the Company acquires as part of its growth strategy, as well as its efforts to develop and invest in emerging technologies.  Currently, Mr. Spotanski is Senior Vice President Operations and Marketing of Laclede Gas.  Until a new operating officer is appointed for Laclede Gas, Mr. Spotanski will continue to manage operations at Laclede Gas along with Suzanne Sitherwood who will remain President of Laclede Gas.

•
Mark C. Darrell will be appointed to the position of Senior Vice President, General Counsel and Chief Compliance Officer.  In this role, Mr. Darrell will supervise the Company’s corporate legal functions, including mergers and acquisition support, litigation, regulatory affairs, contracts and environmental matters.  He will also be responsible for the Company’s corporate compliance.

•
Mary C. Kullman will be promoted to Senior Vice President, Chief Administrative Officer and Corporate Secretary.  In her new role, Ms. Kullman’s responsibilities will include overseeing corporate communications, marketing and branding; the development and implementation of standards for shared services, enterprise risk management and internal audit.  She will retain her current role as corporate secretary and responsibility for corporate governance, securities and ethics.

•
Steven P. Rasche will be promoted to Senior Vice President, Finance and Accounting of Laclede Group and appointed Chief Financial Officer of Laclede Gas.  He will also serve as principal accounting officer for the Company and Laclede Gas.  Mr. Rasche’s responsibilities will include accounting, financial reporting and analysis, treasury, tax and investor relations.  Mr. Rasche will report to Mr. Waltermire.

•
Richard A. Skau will be appointed to Senior Vice President, Chief Human Resources Officer.  In this role, Mr. Skau will supervise the Company’s efforts to attract, retain, develop and train employees to prepare them to execute on the Company’s strategy.  His responsibilities also include employee relations, payroll, benefits, and diversity and inclusion.

•
Mark D. Waltermire will be promoted to Executive Vice President, Chief Financial Officer. In this role, Mr. Waltermire will oversee strategic planning and corporate development, information technology services, finance and accounting, supply chain functions and LER.

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

Laclede Energy Resources, Inc. (LER), which includes its wholly owned subsidiary LER Storage Services, Inc. (LSS), is engaged in the marketing of natural gas and related activities on a non-regulated basis. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. LER’s operations and customer base are more subject to fluctuations in market conditions than the Utility. LER formed LSS in October 2011 to utilize natural gas storage contracts for providing natural gas sales. Effective January 1, 2012, LSS contracted for 1 Bcf of natural gas storage capacity for a thirteen month period through January 2013, and purchased 1 Bcf of natural gas in place during January 2012 for $3.0 million.  Further, and separately, LSS has entered into a precedent agreement with a natural gas storage facility operator that will provide 1 Bcf of natural gas storage subject to the facility’s successful completion of an expansion program in early to mid-2013.

Other subsidiaries provide less than 10% of consolidated revenues.

On January 26, 2012, the Company’s Board of Directors named Mr. William E. Nasser as Chairman of the Board and appointed Laclede Group’s President, Ms. Suzanne Sitherwood, as Chief Executive Officer (CEO). Ms. Sitherwood was also appointed Laclede Gas Company’s Chairman, President and CEO. These appointments were all effective February 1, 2012, concurrent with Mr. Douglas H. Yaeger’s retirement.

On April 27, 2012, Laclede Group announced a new organizational structure that will position the Company to grow through execution of four strategic imperatives: 1) develop and invest in emerging technologies, 2) pursue growth through the acquisition of businesses to which the Company can apply its operating model, 3) invest in infrastructure, and 4) leverage current business unit competencies to enhance growth. The Board of Directors approved the following appointments and promotions effective May 1, 2012:

•
Michael R. Spotanski will be appointed to the newly created position of Senior Vice President, Chief Integration and Innovation Officer.  In his new role, Mr. Spotanski will lead the Company’s efforts to integrate regulated natural gas distribution utilities and other businesses that the Company acquires as part of its growth strategy, as well as its efforts to develop and invest in emerging technologies.  Currently, Mr. Spotanski is Senior Vice President Operations and Marketing of Laclede Gas.  Until a new operating officer is appointed for Laclede Gas, Mr. Spotanski will continue to manage operations at Laclede Gas along with Suzanne Sitherwood who will remain President of Laclede Gas.

•
Mark C. Darrell will be appointed to the position of Senior Vice President, General Counsel and Chief Compliance Officer.  In this role, Mr. Darrell will supervise the Company’s corporate legal functions, including mergers and acquisition support, litigation, regulatory affairs, contracts and environmental matters.  He will also be responsible for the Company’s corporate compliance.

•
Mary C. Kullman will be promoted to Senior Vice President, Chief Administrative Officer and Corporate Secretary.  In her new role, Ms. Kullman’s responsibilities will include overseeing corporate communications, marketing and branding; the development and implementation of standards for shared services, enterprise risk management and internal audit.  She will retain her current role as corporate secretary and responsibility for corporate governance, securities and ethics.

•
Steven P. Rasche will be promoted to Senior Vice President, Finance and Accounting of Laclede Group and appointed Chief Financial Officer of Laclede Gas.  He will also serve as principal accounting officer for the Company and Laclede Gas.  Mr. Rasche’s responsibilities will include accounting, financial reporting and analysis, treasury, tax and investor relations.  Mr. Rasche will report to Mr. Waltermire.

•
Richard A. Skau will be appointed to Senior Vice President, Chief Human Resources Officer.  In this role, Mr. Skau will supervise the Company’s efforts to attract, retain, develop and train employees to prepare them to execute on the Company’s strategy.  His responsibilities also include employee relations, payroll, benefits, and diversity and inclusion.

•
Mark D. Waltermire will be promoted to Executive Vice President, Chief Financial Officer. In this role, Mr. Waltermire will oversee strategic planning and corporate development, information technology services, finance and accounting, supply chain functions and LER.

Based on the nature of the business of the Company and its subsidiaries, as well as current economic conditions, management focuses on the following key variables in evaluating the financial condition and results of operations and managing the business:

Regulated Gas Distribution Segment:

•	the Utility’s ability to recover the costs of purchasing and distributing natural gas from its customers;
•	the impact of weather and other factors, such as customer conservation, on revenues and expenses;
•	changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utility’s ability to earn its authorized rate of return;
•	the Utility’s ability to access credit markets and maintain working capital sufficient to meet operating requirements; and,
•	the effect of natural gas price volatility on the business.

Non-Regulated Gas Marketing Segment:

•	the risks of competition;
•	fluctuations in natural gas prices;
•	new national pipeline infrastructure projects;
•	the ability to procure firm transportation and storage services at reasonable rates;
•	credit and/or capital market access;
•	counterparty risks;
•	the effect of natural gas price volatility on the business; and,
•	pursuing additional growth.

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

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 38 of this report for additional information on regulatory issues relative to the Utility.

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

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 40 for additional information.

LER provides both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. LER utilizes its natural gas supply agreements, transportation agreements, storage agreements, and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price risk associated with providing such services to its customers through the use of exchange-traded/cleared derivative instruments and other contractual arrangements. LER is committed to managing commodity price risk, while it seeks to expand the services that it now provides. Nevertheless, income from LER’s operations is more subject to fluctuations in market conditions than the Utility’s operations. LER’s business is directly impacted by the effects of competition in the marketplace, the impact of new pipeline infrastructure, and surplus natural gas supplies on natural gas commodity prices.

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

In response to new pipeline infrastructure, changes in availability of regional natural gas supplies, and other changes in marketplace dynamics, there is a reduced probability of physical settlement of some of LER’s wholesale purchase and sale transactions. As such, certain transactions entered into on or after January 1, 2012 are designated as trading activities for financial reporting purposes, due to their settlement characteristics, rather than elected for normal purchases or normal sales designations under generally accepted accounting principles (GAAP). Results of operations from trading activities are reported on a net basis (instead of a gross basis) in Non-Regulated Gas Marketing Operating Revenues, which may cause reductions in and/or volatility in the Company’s operating revenues, but has no effect on operating income or net income.

In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. In accordance with GAAP, some of LER’s purchase and sale transactions are not recognized in earnings until the natural gas is physically delivered, while other energy-related transactions, including those designated as trading activities, are required to be accounted for as derivatives, with the changes in their fair value (representing unrealized gains or losses) recorded in earnings in periods prior to settlement. Because related transactions of a purchase and sale strategy may be accounted for differently, there may be timing differences in the recognition of earnings under GAAP and economic earnings realized upon settlement. The Company reports both GAAP and net economic earnings, as discussed below.

EARNINGS

The Laclede Group reports net income and earnings per share determined in accordance with GAAP. Management also uses the non-GAAP measures of net economic earnings and net economic earnings per share when internally evaluating results of operations. These non-GAAP measures exclude from net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions. These adjustments include timing differences where the accounting treatment differs from the economic substance of the underlying transaction, including the following:

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

These adjustments eliminate the impact of timing differences and the impact of current changes in the fair value of financial and physical transactions prior to their completion and settlement. Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transaction(s) occur. While management uses these non-GAAP measures to evaluate both Laclede Gas and LER, the net effect of adjustments on the Utility’s earnings is minimal because gains or losses on its natural gas derivative instruments are deferred pursuant to its PGA Clause, as authorized by the MoPSC.

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

Quarter Ended March 31, 2012

(Millions, except per share amounts)	Regulated Gas Distribution	Non-Regulated Gas Marketing	Other	Total	Per Share Amounts**

Quarter Ended March 31, 2012
Net Economic Earnings (Non-GAAP)	$25.8	$2.5	$0.1	$28.4	$1.27
Add: Unrealized gain (loss) on energy-related derivatives*	—	2.0	—	2.0	0.09
Add: Lower of cost or market inventory adjustments*	—	(0.6)	—	(0.6)	(0.03)
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity*	—	(0.1)	—	(0.1)	(0.01)
Net Income (GAAP)	$25.8	$3.8	$0.1	$29.7	$1.32

Quarter Ended March 31, 2011
Net Economic Earnings (Non-GAAP)	$26.2	$1.3	$—	$27.5	$1.23
Add: Unrealized gain (loss) on energy-related derivatives*	—	0.4	—	0.4	0.02
Add: Lower of cost or market inventory adjustments*	—	—	—	—	—
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity*	—	—	—	—	—
Net Income (GAAP)	$26.2	$1.7	$—	$27.9	$1.25

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items. For the quarters ended March 31, 2012 and 2011, the total net amount of income tax expense included in the reconciling items above is $0.8 million and $0.3 million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $29.7 million for the quarter ended March 31, 2012, compared with $27.9 million for the quarter ended March 31, 2011. Basic and diluted earnings per share for the quarter ended March 31, 2012 were $1.33 and $1.32, respectively, compared with basic and diluted earnings per share of $1.25 for the quarter ended March 31, 2011. Earnings increased compared to last year primarily due to higher income reported by Laclede Group’s Non-Regulated Gas Marketing segment, partially offset by slightly lower income reported by Laclede Group’s Regulated Gas Distribution segment. Net economic earnings were $28.4 million for the quarter ended March 31, 2012, compared with $27.5 million for the same quarter last year. Net economic earnings per share were $1.27 for the quarter ended March 31, 2012, compared with $1.23 for the quarter ended March 31, 2011.

Both Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings decreased by $0.4 million for the quarter ended March 31, 2012, compared with the quarter ended March 31, 2011. The decrease was primarily due to the following factors, quantified on a pre-tax basis:

•
lower system gas sales margins and other variations, totaling $4.4 million, primarily due to the effect of  weather in the Utility’s service area during the three months ended March 31, 2012, which was the warmest such quarter on record; and

•	increases in pension and group insurance expenses totaling $3.3 million.

These factors were partially offset by:

•	decreases in operation and maintenance expenses, excluding pension and group insurance expenses, totaling $5.4 million; and
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.1 million.

The Non-Regulated Gas Marketing segment reported GAAP earnings totaling $3.8 million, an increase of $2.1 million compared with the same quarter last year. Net economic earnings for the quarter ended March 31, 2012 increased $1.2 million from the quarter ended March 31, 2011. These increases were primarily due to higher margins, mainly due to the effect of reduced transportation costs resulting from the renegotiation of contracts that were renewed during the latter half of fiscal year 2011. On a GAAP basis, the increased sales margins also included the net effect of higher unrealized gains from certain of LER’s energy-related derivative contracts, compared with the same period last year, and a lower of cost or market inventory adjustment recorded during the quarter ended March 31, 2012.

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

Regulated Gas Distribution Operating Revenues for the quarter ended March 31, 2012 were $298.6 million, or $89.8 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter ended March 31, 2012, which were the warmest on record, were 32.0% warmer than the same quarter last year and 30.1% warmer than normal. Total system therms sold and transported were 305.2 million for the quarter ended March 31, 2012, compared with 411.1 million for the same period last year. Total off-system therms sold and transported were 130.0 million for the quarter ended March 31, 2012, compared with 84.4 million for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(72.4)
Lower prices charged for off-system sales	(20.5)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations - Overview)	19.1
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(17.1)
Higher ISRS revenues	1.1
Total Variation	$(89.8)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the quarter ended March 31, 2012 decreased $95.8 million from the same quarter last year. Natural and propane gas expense decreased $89.5 million, or 34.3%, from last year’s level, primarily attributable to decreased system volumes purchased for sendout and lower rates charged by our suppliers. Other operation and maintenance expenses decreased $2.1 million, or 4.7%, primarily due to a higher rate of overheads capitalized, a lower provision for uncollectible accounts, and decreased maintenance charges, partially offset by higher pension and group insurance expenses. Taxes, other than income taxes, decreased $4.6 million, or 18.6%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses decreased $95.7 million and $90.5 million, respectively, primarily due to the effect of lower per unit gas prices charged by LER. These decreases also include the effect of recording certain transactions on a net basis (instead of a gross basis), as described in greater detail in Results of Operations – Overview. LER’s sales volumes during the quarter ended March 31, 2012 were essentially unchanged from the same period last year.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $0.9 million primarily due to higher net investment gains.

Interest Charges

Interest charges during the quarter ended March 31, 2012 were essentially unchanged from the same period last year. Average short-term interest rates were 0.3% for both the quarters ended March 31, 2012 and 2011. Average short-term borrowings were $68.7 million for the quarter ended March 31, 2012, compared with $54.3 million for the quarter ended March 31, 2011.

Six Months Ended March 31, 2012

(Millions, except per share amounts)	Regulated Gas Distribution	Non-Regulated Gas Marketing	Other	Total	Per Share Amounts**

Six Months Ended March 31, 2012
Net Economic Earnings (Non-GAAP)	$46.8	$6.0	$0.5	$53.3	$2.38
Add: Unrealized gain (loss) on energy-related derivatives*	0.1	2.2	—	2.3	0.11
Add: Lower of cost or market inventory adjustments*	—	(0.6)	—	(0.6)	(0.03)
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity*	—	(0.1)	—	(0.1)	(0.01)
Net Income (GAAP)	$46.9	$7.5	$0.5	$54.9	$2.45

Six Months Ended March 31, 2011
Net Economic Earnings (Non-GAAP)	$47.6	$3.3	$—	$50.9	$2.28
Add: Unrealized gain (loss) on energy-related derivatives*	0.1	0.3	—	0.4	0.02
Add: Lower of cost or market inventory adjustments*	—	—	—	—	—
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity*	—	—	—	—	—
Net Income (GAAP)	$47.7	$3.6	$—	$51.3	$2.30

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items. For the six months ended March 31, 2012 and 2011, the total net amount of income tax expense included in the reconciling items above is $1.0 million and $0.3 million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $54.9 million for the six months ended March 31, 2012, compared with $51.3 million for the six months ended March 31, 2011. Basic and diluted earnings per share for the six months ended March 31, 2012 were $2.45, compared with basic and diluted earnings per share of $2.30 for the six months ended March 31, 2011. Earnings increased compared to last year primarily due to improved results reported by Laclede Group’s Non-Regulated Gas Marketing segment, partially offset by slightly lower income reported by Laclede Group’s Regulated Gas Distribution segment. Net economic earnings were $53.3 million for the six months ended March 31, 2012, compared with $50.9 million for the same period last year. Net economic earnings per share were $2.38 for the six months ended March 31, 2012, compared with $2.28 for the six months ended March 31, 2011.

Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings decreased by $0.8 million for the six months ended March 31, 2012, compared with the six months ended March 31, 2011. These decreases were primarily attributable to the following factors, quantified on a pre-tax basis:

•
lower system gas sales margins and other variations, totaling $3.7 million, primarily due to the effect of weather in the Utility’s service area during the six months ended March 31, 2012, which was the warmest such period on record; and

•	increases in pension and group insurance expenses totaling $4.9 million.

These factors were partially offset by:

•	decreases in operating and maintenance expenses, excluding pension and group insurance expenses, totaling $5.2 million; and
•	higher ISRS revenues totaling $2.2 million.

The Non-Regulated Gas Marketing segment reported an increase in GAAP earnings of $3.9 million compared with the same period last year. Net economic earnings for the six months ended March 31, 2012 increased $2.7 million from the six months ended March 31, 2011. The increased net economic earnings were primarily due to LER’s increased margins, mainly due to the effect of reduced transportation costs resulting from the renegotiation of contracts that were renewed during the latter half of fiscal year 2011. On a GAAP basis, the increased sales margins also included the net effect of higher unrealized gains from certain of LER’s energy-related derivative contracts, compared with the same period last year, and a lower of cost or market inventory adjustment recorded during the six months ended March 31, 2012.

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

Regulated Gas Distribution Operating Revenues for the six months ended March 31, 2012 were $549.5 million, or $116.3 million less than the same period last year. Temperatures experienced in the Utility’s service area during the six months ended March 31, 2012, which were the warmest on record, were 27.5% warmer than the same period last year and 26.8% warmer than normal. Total system therms sold and transported were 543.7 million for the six months ended March 31, 2012, compared with 697.0 million for the same period last year. Total off-system therms sold and transported were 228.2 million for the six months ended March 31, 2012, compared with 138.1 million for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(101.9)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations - Overview)	36.9
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(27.1)
Lower prices charged for off-system sales	(26.4)
Higher ISRS revenues	2.2
Total Variation	$(116.3)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the six months ended March 31, 2012 decreased $121.2 million from the same period last year. Natural and propane gas expense decreased $116.2 million, or 26.8%, from last year’s level, primarily attributable to decreased system volumes purchased for sendout and lower rates charged by our suppliers. Other operation and maintenance expenses decreased $0.3 million, or 0.3%, primarily due to a higher rate of overheads capitalized, decreased maintenance charges, and a lower provision for uncollectible accounts, partially offset by higher pension and group insurance expenses. Depreciation and amortization expense increased $0.9 million, or 4.6%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $5.7 million, or 14.0%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses decreased $103.5 million and $101.3 million, respectively, primarily due to the effect of lower per unit gas prices charged by LER. These decreases also include the effect of recording certain transactions on a net basis (instead of a gross basis), as described in greater detail in Results of Operations - Overview. LER’s sales volumes during the six months ended March 31, 2012 were essentially unchanged from the same period last year.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $1.0 million primarily due to higher net investment gains.

Interest Charges

The $0.4 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. Average short-term interest rates were 0.3% for both the six months ended March 31, 2012 and 2011. Average short-term borrowings were $75.0 million for the six months ended March 31, 2012, compared with $91.5 million for the six months ended March 31, 2011.

Income Taxes

The $0.8 million increase in income taxes was primarily due to higher pre-tax income, partially offset by the effects of various property-related deductions.

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

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede’s counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Missouri Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. On December 21, 2011, the Circuit Court reversed both the MoPSC’s November 3, 2010 Order and its February 4, 2011 Order. The MoPSC appealed and the matter is currently before the Western District Court of Appeals.

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

On November 9, 2011, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.0 million annually, essentially all of which was approved by the MoPSC effective January 13, 2012. On April 27, 2012, the Utility made another ISRS filing with the Commission designed to increase revenues by $3.1 million annually, pending approval by the Commission.

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

There were no significant changes to these critical accounting policies during the six months ended March 31, 2012. The Company’s policy on certain energy contracts is presented below:

Non-Regulated Gas Marketing Energy Contracts – LER routinely enters into contracts associated with the physical purchase or sale of natural gas in a future period. In determining the appropriate accounting treatment for these contracts, management is required to assess the contract terms and various other factors to determine if the contracts are subject to the derivative accounting guidance in ASC Topic 815, “Derivatives and Hedging.” If a contract is deemed to meet the definition of derivative, management’s judgment may be further required in determining if the contract is eligible for the normal purchases or normal sales election, which, if elected, permits the Company to account for the contract in the period the natural gas is delivered. Pursuant to GAAP, contracts not designated as normal purchases or normal sales are required to be accounted for as derivatives with changes in fair value (representing unrealized gains or losses) recognized in earnings in the periods prior to physical delivery. Furthermore, management is required to determine whether revenues and expenses, including realized and unrealized gains and losses, on energy contracts should be reported on a gross or net basis in the Statements of Consolidated Income. In the absence of quoted prices in active markets for identical assets or liabilities, determining the fair value of a derivative contract requires judgment as to the appropriateness of various market inputs and involves making assumptions regarding how market participants would price the asset or liability. In addition to these physical contracts, LER also utilizes natural gas futures, swap, and option contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) and Ice Clear Europe (ICE) to manage the price risk associated with certain of its fixed-price commitments. These contracts may be designated for hedge accounting treatment, as discussed in Note 7 of the Notes to Consolidated Financial Statements.

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

Net cash provided by operating activities was $71.5 million for the six months ended March 31, 2012, compared with $140.0 million for the same period last year. The variation is primarily attributable to increased cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, as well as increased cash payments for the funding of pension plans. These factors were partially offset by improved cash flows at LER.

Net cash used in investing activities for the six months ended March 31, 2012 was $42.1 million compared with $31.3 million for the six months ended March 31, 2011. The variation primarily reflects increased capital expenditures this year.

Net cash used in financing activities was $63.3 million for the six months ended March 31, 2012 compared with $172.7 million for the six months ended March 31, 2011. The variation primarily reflects decreased repayments of short-term debt this year and the effect of the maturity of long-term debt last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Laclede Group had temporary cash investments totaling $5.3 million at March 31, 2012, earning an average interest rate of 0.2%. These investments, which are presented in the Cash and cash equivalents line of the Consolidated Balance Sheets, were diversified among money market funds and interest-bearing deposits at highly-rated commercial banks. The money market funds are accessible by the Company on demand. The bank deposits are also generally available on demand, though the banks reserve the right to require seven days’ notice for a withdrawal. These funds are used to support the working capital needs of the Company’s subsidiaries. The balance of short-term investments ranged between $5.3 million and $19.8 million during the six months ended March 31, 2012. Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a) a portion of Laclede Gas’ short-term funding through intercompany lending during the six months ended March 31, 2012 and b) all of its short-term funding on March 31, 2012.

Short-term Debt

As indicated in the discussion of cash flows above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At March 31, 2012, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, with the largest portion provided by a single bank being 17.9%. This line is scheduled to expire in July 2016. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 50% of total capitalization on March 31, 2012.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in a syndicated line of credit, scheduled to expire in July 2016, to meet short-term liquidity needs of its subsidiaries. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. As defined in the line of credit, this ratio stood at 37% on March 31, 2012. Laclede Group’s lines have been used to provide for seasonal funding needs. There were no borrowings under Laclede Group’s line during the six months ended March 31, 2012.

Information about Laclede Group’s consolidated short-term borrowings (excluding intercompany borrowings) during the six months ended March 31, 2012 and as of March 31, 2012, is presented below:

Laclede Gas Commercial Paper Borrowings

Six Months Ended March 31, 2012
Weighted average borrowings outstanding	$75.0 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 – $133.5 million

As of March 31, 2012
Borrowings outstanding at end of period	None
Weighted average interest rate	N/A

Based on average short-term borrowings for the six months ended March 31, 2012, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $0.8 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt, Equity, and Shelf Registrations

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the six months ended March 31, 2012, pursuant to this authority, the Utility sold 29 shares of its common stock to Laclede Group for $1.1 million. As of April 27, 2012, $514.7 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At March 31, 2012, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 285,222 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 262,856 and 254,164 shares at March 31, 2012 and April 27, 2012, respectively, remaining available for issuance under its Form S-3. Laclede Group also has an automatic shelf registration statement on Form S-3 for the issuance of equity and debt securities. No securities have been issued under that S-3. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Guarantees

Laclede Group had guarantees totaling $86.3 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2012. Since that date, total guarantees issued by Laclede Group on behalf of LER decreased by $2.0 million, bringing the total to $84.3 million in guarantees outstanding at April 27, 2012. No amounts have been recorded for these guarantees in the financial statements.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company and the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $40.5 million for the six months ended March 31, 2012, compared with $29.6 million for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing work management, financial, and supply chain software applications. Non-utility capital expenditures were $0.1 million for six months ended March 31, 2012 and 2011.

Consolidated capitalization at March 31, 2012 consisted of 64.4% Laclede Group common stock equity and 35.6% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at March 31, 2012 and at September 30, 2011, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance and Delayed customer billings. The Consolidated Balance Sheet at March 31, 2011 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of March 31, 2012, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2012	Fiscal Years 2013-2014	Fiscal Years 2015-2016	2017 and thereafter
Principal Payments on Long-Term Debt	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt	449.6	11.4	43.5	42.7	352.0
Capital Leases (a)	0.3	0.1	0.1	0.1	—
Operating Leases (a)	9.2	2.1	6.3	0.8	—
Purchase Obligations – Natural Gas (b)	393.9	197.7	173.5	15.3	7.4
Purchase Obligations – Other (c)	88.3	24.7	23.4	18.4	21.8
Total (d)	$1,306.3	$236.0	$271.8	$77.3	$721.2

(a)
Lease obligations are primarily for office space, office equipment, vehicles, and power operated equipment in the Regulated Gas Distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Regulated Gas Distribution and Non-Regulated Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using March 31, 2012 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $5.9 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. At this writing, the Company expects to make contributions to its qualified, trusteed pension plans of at least $10.5 million during the remaining six months of fiscal year 2012. Laclede Gas anticipates a $4.7 million contribution relative to its non-qualified pension plans during the remaining six months of fiscal year 2012. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $9.0 million to the qualified trusts and $0.2 million directly to participants from Laclede Gas’ funds during the remaining six months of fiscal year 2012. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

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

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At March 31, 2012, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.

As mentioned above, LER uses natural gas futures, swap, and option contracts traded on or cleared through the NYMEX and ICE to manage the commodity price risk associated with its fixed-price natural gas purchase and sale commitments. These derivative instruments may be designated as cash flow hedges of forecasted purchases or sales. Such accounting treatment generally permits a substantial portion of the gain or loss to be deferred from recognition in earnings until the period that the associated forecasted purchase or sale is recognized in earnings. To the extent a hedge is effective, gains or losses on the derivatives will be offset by changes in the value of the hedged forecasted transactions. Information about the fair values of LER’s exchange-traded/cleared natural gas derivative instruments is presented below:

(Thousands)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin

Net balance of derivative assets at September 30, 2011	$209	$1,100	$1,309
Changes in fair value	9,472	—	9,472
Settlements/purchases - net	(7,613)	—	(7,613)
Changes in cash margin	—	(1,557)	(1,557)
Net balance of derivative assets at March 31, 2012	$2,068	$(457)	$1,611

	At March 31, 2012
	Maturity by Fiscal Year
(Thousands)	Total	2012	2013	2014
Fair values of exchange-traded/cleared natural gas derivatives - net	$2,068	$420	$1,701	$(53)

MMBtu – net (short) long futures/swap/option positions	(7,880)	(2,638)	(5,342)	100

Certain of LER’s physical natural gas derivative contracts are designated as normal purchases or normal sales, as permitted by GAAP. This election permits the Company to account for the contract in the period the natural gas is delivered. Contracts not designated as normal purchases or normal sales, including those designated as trading activities, are accounted for as derivatives with changes in fair value recognized in earnings in the periods prior to settlement. Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal year 2013:

(Thousands)

Net balance of derivative assets at September 30, 2011	$1,923
Changes in fair value	1,478
Settlements	(171)
Net balance of derivative assets at March 31, 2012	$3,230

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the six months ended March 31, 2012, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.8 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At March 31, 2012, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 43 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 38 of this report.

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

RISKS THAT RELATE TO THE NON-REGULATED GAS MARKETING SEGMENT

Increased competition, fluctuations in natural gas commodity prices, and pipeline infrastructure projects may adversely impact LER’s future profitability.

Competition in the marketplace and fluctuations in natural gas commodity prices have a direct impact on LER’s business. Changing market conditions and prices, the narrowing of regional and seasonal price differentials, and limited future price volatility may adversely impact LER’s sales margins or affect LER’s ability to procure gas supplies and/or to serve certain customers, which may reduce sales profitability and/or increase certain credit requirements caused by reductions in netting capability. Although the FERC regulates the interstate transportation of natural gas and establishes the general terms and conditions under which LER may use interstate gas pipeline capacity to purchase and transport natural gas, LER must occasionally renegotiate its transportation agreements with a concentrated group of pipeline companies. Renegotiated terms of new agreements may impact LER’s future profitability. Profitability may also be adversely impacted if pipeline capacity or future storage capacity secured by LER is not fully utilized and/or its costs are not fully recovered.

Risk management policies, including the use of derivative instruments, may not fully protect LER’s sales and results of operations from volatility and may result in financial losses.

In the course of its business, LER enters into contracts to purchase and sell natural gas at fixed prices and index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. LER currently manages the commodity price risk associated with fixed-price commitments for the purchase or sale of natural gas by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of natural gas futures and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. These exchange-traded/cleared contracts may be designated as cash flow hedges of forecasted transactions. However, market conditions and regional price changes may cause ineffective portions of matched positions to result in financial losses. Additionally, to the extent that LER’s natural gas commitments do not qualify for the normal purchases or normal sales designation (or the designation is not elected), the contracts are recorded as derivatives at fair value each period. Accordingly, the associated gains and losses are reported directly in earnings and may cause volatility in results of operations. Gains or losses (realized and unrealized) on certain wholesale purchase and sale contracts may be required to be presented on a net basis (instead of a gross basis) in the statements of consolidated income. Such presentation could result in reductions to and/or volatility in the Company’s operating revenues.

Item 5. Other Information

At its meeting on April 26, 2012, the Board of Directors of The Laclede Group, Inc. approved revisions to Article III of the Company’s bylaws.  As amended, the bylaws:

•	Allow shareholders representing one-fourth of the Company’s outstanding shares to call a special meeting of shareholders (previously the threshold was one-third of the outstanding shares);
•	Limit the business at a special meeting to the matters identified in the notice for the meeting;
•	Require advance notice of shareholder nominees or proposals 90-120 days in advance of the annual meeting date (previously the notice time frame was 60-90 days in advance of the meeting date); and
•	Increase the detail required to be provided relative to any shareholder proponent and shareholder nominee.

The bylaws are attached as Exhibit 3.2 to this Form 10-Q.

At its meeting on April 26, 2012, the Board also named certain officers to new executive positions.  Effective May 1, 2012, Mr. Mark D. Waltermire, age 53, was appointed Executive Vice President, Chief Financial Officer of the Company and Mr. Steven P. Rasche, age 51, was promoted to Senior Vice President – Finance and Accounting of the Company and will serve as its principal accounting officer.  Mr. Rasche also was appointed Chief Financial Officer of Laclede Gas and will serve as its principal accounting officer.  Additionally, Mr. Michael R. Spotanski, age 52, was appointed Senior Vice President, Chief Integration and Innovation Officer, of the Company.  He previously served as Senior Vice President Operations and Marketing of Laclede Gas, and will continue to manage the Utility’s operations, along with Ms. Sitherwood who continues to serve as President of the Utility, until a new operating officer is appointed for Laclede Gas.  For a description of their experience over the past five years, see “Executive Officers of the Registrant”, after Part I, Item 3 of the Company’s annual report on Form 10-K for its fiscal year 2011, incorporated herein by reference.  The Company announced other executive appointments in its press release dated April 27, 2012.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	April 27, 2012	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

3.2	-	Bylaws of The Laclede Group, Inc. as amended April 26, 2012

10.1	-	The Laclede Group 2006 Equity Incentive Plan, as amended effective February 1, 2012

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.