Form 10-Q
period 2012-06-30
LACLEDE GROUP INC
filed 2012-07-27
CIK 1126956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-16681

THE LACLEDE GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	74-2976504 (I.R.S. Employer Identification number)
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

As of July 26, 2012, there were 22,510,176 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

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

Item 1. Financial Statements
THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2012	2011	2012	2011

Operating Revenues:
Regulated Gas Distribution	$116,459	$151,423	$665,981	$817,241
Non-Regulated Gas Marketing	70,014	174,309	288,036	495,828
Other	376	18,549	1,920	19,192
Total Operating Revenues	186,849	344,281	955,937	1,332,261
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	46,641	76,632	364,556	510,703
Other operation expenses	32,639	36,930	108,247	111,292
Maintenance	5,712	5,932	16,781	18,513
Depreciation and amortization	10,186	9,856	30,450	29,233
Taxes, other than income taxes	10,842	12,332	45,602	52,766
Total Regulated Gas Distribution Operating Expenses	106,020	141,682	565,636	722,507
Non-Regulated Gas Marketing	65,420	168,580	279,784	484,235
Other	364	8,265	1,784	9,071
Total Operating Expenses	171,804	318,527	847,204	1,215,813
Operating Income	15,045	25,754	108,733	116,448
Other Income and (Income Deductions) – Net	451	157	3,771	2,469
Interest Charges:
Interest on long-term debt	5,739	5,739	17,218	17,421
Other interest charges	427	408	1,541	1,701
Total Interest Charges	6,166	6,147	18,759	19,122
Income Before Income Taxes	9,330	19,764	93,745	99,795
Income Tax Expense	897	4,374	30,454	33,143
Net Income	$8,433	$15,390	$63,291	$66,652

Weighted Average Number of Common Shares Outstanding:
Basic	22,282	22,120	22,243	22,087
Diluted	22,357	22,188	22,318	22,160

Basic Earnings Per Share of Common Stock	$0.38	$0.69	$2.83	$2.99

Diluted Earnings Per Share of Common Stock	$0.38	$0.69	$2.82	$2.98

Dividends Declared Per Share of Common Stock	$0.415	$0.405	$1.245	$1.215

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Net Income	$8,433	$15,390	$63,291	$66,652
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(1,733)	710	6,420	1,884
Reclassification adjustment for (gains) losses included in
net income	(6,171)	2,261	(8,593)	(976)
Net unrealized (losses) gains on cash flow hedging
derivative instruments	(7,904)	2,971	(2,173)	908
Defined benefit pension and other postretirement plans:
Net actuarial loss arising during the period	—	—	(2,366)	—
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	66	107	3,639	320
Net defined benefit pension and other postretirement plans	66	107	1,273	320
Other Comprehensive (Loss) Income, Before Tax	(7,838)	3,078	(900)	1,228
Income Tax (Benefit) Expense Related to Items of Other
Comprehensive (Loss) Income	(3,028)	1,189	(348)	474
Other Comprehensive (Loss) Income, Net of Tax	(4,810)	1,889	(552)	754
Comprehensive Income	$3,623	$17,279	$62,739	$67,406

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands)	2012	2011	2011

ASSETS
Utility Plant	$1,455,004	$1,386,590	$1,362,780
Less: Accumulated depreciation and amortization	474,008	457,907	455,075
Net Utility Plant	980,996	928,683	907,705

Non-utility property	5,899	4,588	4,597
Other investments	55,117	50,785	52,290
Other Property and Investments	61,016	55,373	56,887

Current Assets:
Cash and cash equivalents	21,523	43,277	60,922
Accounts receivable:
Utility	65,762	71,090	87,021
Non-utility	47,335	50,894	58,645
Other	22,927	12,572	6,233
Allowance for doubtful accounts	(8,842)	(10,073)	(11,915)
Delayed customer billings	—	—	11,517
Inventories:
Natural gas stored underground	55,192	115,170	56,976
Propane gas	10,051	8,961	8,962
Materials and supplies at average cost	3,917	4,229	4,310
Natural gas receivable	19,710	30,689	29,767
Derivative instrument assets	3,879	7,759	10,127
Unamortized purchased gas adjustments	9,158	25,719	3,939
Deferred income taxes	—	—	9,064
Prepayments and other	11,079	8,847	9,082
Total Current Assets	261,691	369,134	344,650

Deferred Charges:
Regulatory assets	433,376	423,492	427,021
Other	4,259	6,400	6,041
Total Deferred Charges	437,635	429,892	433,062
Total Assets	$1,741,338	$1,783,082	$1,742,304

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands, except share amounts)	2012	2011	2011

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,505,440, 22,430,734, and 22,416,923 shares issued, respectively)	$22,505	$22,431	$22,417
Paid-in capital	166,717	163,702	162,309
Retained earnings	424,588	389,298	401,208
Accumulated other comprehensive loss	(2,652)	(2,100)	(6,383)
Total Common Stock Equity	611,158	573,331	579,551
Long-term debt (less current portion) – Laclede Gas	339,401	364,357	364,343
Total Capitalization	950,559	937,688	943,894

Current Liabilities:
Notes payable	—	46,000	—
Accounts payable	81,322	96,561	101,782
Advance customer billings	6,225	15,230	—
Current portion of long-term debt	25,000	—	—
Wages and compensation accrued	12,653	13,650	14,866
Dividends payable	9,664	9,359	9,280
Customer deposits	9,123	10,048	10,914
Interest accrued	5,405	8,812	5,603
Taxes accrued	13,040	11,901	29,091
Deferred income taxes	311	8,405	—
Other	16,540	11,968	13,958
Total Current Liabilities	179,283	231,934	185,494

Deferred Credits and Other Liabilities:
Deferred income taxes	335,366	315,405	305,374
Unamortized investment tax credits	3,166	3,326	3,379
Pension and postretirement benefit costs	158,011	185,701	196,757
Asset retirement obligations	28,723	27,495	26,996
Regulatory liabilities	53,867	50,846	50,308
Other	32,363	30,687	30,102
Total Deferred Credits and Other Liabilities	611,496	613,460	612,916
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$1,741,338	$1,783,082	$1,742,304

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,
(Thousands)	2012	2011

Operating Activities:
Net Income	$63,291	$66,652
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	30,900	29,624
Deferred income taxes and investment tax credits	22,448	5,946
Other – net	(425)	1,145
Changes in assets and liabilities:
Accounts receivable – net	(2,699)	(12,395)
Unamortized purchased gas adjustments	16,561	19,779
Deferred purchased gas costs	(25,429)	48,752
Accounts payable	(15,025)	7,853
Delayed customer billings — net	(9,005)	(28,326)
Taxes accrued	568	18,577
Natural gas stored underground	59,978	56,600
Other assets and liabilities	(12,964)	(12,901)
Net cash provided by operating activities	128,199	201,306

Investing Activities:
Capital expenditures	(76,780)	(47,082)
Other investments	(1,388)	102
Net cash used in investing activities	(78,168)	(46,980)

Financing Activities:
Maturity of first mortgage bonds	—	(25,000)
Repayment of short-term debt – net	(46,000)	(129,650)
Changes in book overdrafts	223	474
Issuance of common stock	3,162	2,021
Non-employee directors’ restricted stock awards	(565)	(494)
Dividends paid	(27,599)	(26,808)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(1,171)	(1,162)
Excess tax benefits from stock-based compensation	208	294
Other	(43)	2
Net cash used in financing activities	(71,785)	(180,323)

Net Decrease in Cash and Cash Equivalents	(21,754)	(25,997)
Cash and Cash Equivalents at Beginning of Period	43,277	86,919
Cash and Cash Equivalents at End of Period	$21,523	$60,922

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$21,811	$22,588
Income taxes	7,064	4,609

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
NATURAL GAS STORED UNDERGROUND AND PROPANE GAS - For the Regulated Gas Distribution operating segment, inventory of Utility natural gas in storage is priced on a last-in, first-out (LIFO) basis and inventory of Utility propane gas in storage is priced on a first-in, first-out (FIFO) basis. The carrying value of Utility inventory is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Laclede Group’s other operating segments is recorded at the lower of average cost or market.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at June 30, 2012 and 2011, for the Utility, were $9.0 million and $9.6 million, respectively. The amount of accrued unbilled revenue at September 30, 2011 was $11.8 million.
In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales, and, as such, are excluded from the scope of ASC Topic 815, “Derivatives and Hedging.” As such, those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value (representing unrealized gains and losses) recognized in earnings in the periods prior to physical delivery. For additional information on derivative instruments, refer to Note 7, Derivative Instruments and Hedging Activities. Certain of LER’s wholesale purchase and sale transactions entered on or after January 1, 2012 are classified as trading activities for financial reporting purposes rather than elected for normal purchases or normal sales designations. Under generally accepted accounting principles (GAAP), revenues and expenses associated with trading activities are presented on a net basis in Non-Regulated Gas Marketing Operating Revenues in the Statements of Consolidated Income. This net presentation has no effect on operating income or net income.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended June 30, 2012 and 2011 were $5.7 million and $7.5 million, respectively. Amounts recorded in Regulated Gas Distribution Operating Revenues for the nine months ended June 30, 2012 and 2011 were $31.4 million and $39.1 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.

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
Pension costs for the quarters ended June 30, 2012 and 2011 were $4.1 million and $4.2 million, respectively, including amounts charged to construction. Pension costs for the nine months ended June 30, 2012 and 2011 were $15.9 million and $10.0 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Service cost – benefits earned during the period	$2,295	$2,388	$6,908	$7,164
Interest cost on projected benefit obligation	4,824	4,705	14,535	14,115
Expected return on plan assets	(4,899)	(4,712)	(14,697)	(14,136)
Amortization of prior service cost	148	161	444	481
Amortization of actuarial loss	2,252	2,557	6,788	7,671
Loss on lump-sum settlement	—	—	3,407	—
Sub-total	4,620	5,099	17,385	15,295
Regulatory adjustment	(484)	(864)	(1,451)	(5,259)
Net pension cost	$4,136	$4,235	$15,934	$10,036

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump-sum payments recognized as settlements were $6.4 million during the nine months ended June 30, 2012. No lump-sum payments were recognized as settlements during the nine months ended June 30, 2011.
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
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2012 contributions to the pension plans through June 30, 2012 were $33.3 million to the qualified trusts and approximately $2.0 million to the non-qualified plans. Laclede Gas does not expect to make contributions to its qualified, trusteed pension plans during the remaining three months of fiscal year 2012. Contributions to the pension plans for the non-qualified plans for the remaining three months of fiscal year 2012 are anticipated to be approximately $4.7 million.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended June 30, 2012 and 2011 were $2.4 million, including amounts charged to construction. Postretirement benefit costs for the nine months ended June 30, 2012 and 2011 were $7.1 million and $6.7 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Service cost – benefits earned during the period	$2,015	$1,919	$6,045	$5,757
Interest cost on accumulated
postretirement benefit obligation	1,380	1,210	4,140	3,632
Expected return on plan assets	(991)	(911)	(2,973)	(2,734)
Amortization of transition obligation	34	34	102	102
Amortization of prior service credit	(518)	(582)	(1,554)	(1,746)
Amortization of actuarial loss	1,065	1,111	3,195	3,332
Sub-total	2,985	2,781	8,955	8,343
Regulatory adjustment	(604)	(400)	(1,812)	(1,671)
Net postretirement benefit cost	$2,381	$2,381	$7,143	$6,672

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
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2012 contributions to the postretirement plans through June 30, 2012 were $6.0 million to the qualified trusts and approximately $0.1 million paid directly to participants from Laclede Gas’ funds. Contributions to the postretirement plans for the remaining three months of fiscal year 2012 are anticipated to be $6.0 million to the qualified trusts and $0.1 million paid directly to participants from Laclede Gas’ funds.

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

Restricted Stock Awards

During the nine months ended June 30, 2012, the Company granted 103,763 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $36.55 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2014. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting, but are subject to forfeiture if the underlying shares units do not vest. The number of share units that will ultimately vest is dependent upon the attainment of certain levels of earnings and other strategic goals, as well as the Company’s level of total shareholder return (TSR) during the performance period relative to a comparator group of companies. This TSR provision is considered a market condition under GAAP.
Activity of restricted stock and restricted stock units subject to performance and/or market conditions during the nine months ended June 30, 2012 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2011	259,075	$34.29

Granted (maximum shares that can be earned)	103,763	$36.55
Vested	(48,429)	$48.70
Forfeited	(82,006)	$38.27

Nonvested at June 30, 2012	232,403	$30.89

During the nine months ended June 30, 2012, the Company granted 30,475 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $39.72 per share. These shares were awarded on December 1, 2011 and May 1, 2012 and vest December 1, 2014 and May 1, 2015, respectively. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture.

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
Time-vested restricted stock and stock unit activity for the nine months ended June 30, 2012 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2011	143,350	$37.00

Granted	44,175	$40.23
Vested	(54,800)	$41.46
Forfeited	(15,300)	$33.87

Nonvested at June 30, 2012	117,425	$36.54

During the nine months ended June 30, 2012, 88,529 shares of restricted stock and stock units (performance-contingent and time-vested), awarded on February 14, 2008, November 5, 2008, and March 31, 2009, vested. The Company withheld 29,303 of the vested shares at a weighted average price of $39.96 per share pursuant to elections by employees to satisfy tax withholding obligations.

Stock Option Awards

Stock option activity for the nine months ended June 30, 2012 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2011	305,875	$30.72

Granted	—	$—
Exercised	(57,375)	$31.07
Forfeited	—	$—
Expired	—	$—

Outstanding at June 30, 2012	248,500	$30.65	2.5	$2,277

Fully Vested and Expected to Vest at June 30, 2012	248,500	$30.65	2.5	$2,277

Exercisable at June 30, 2012	248,500	$30.65	2.5	$2,277

The closing price of the Company’s common stock was $39.81 at June 30, 2012.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Total equity compensation cost	$678	$1,555	$2,029	$3,095
Compensation cost capitalized	(230)	(371)	(589)	(702)
Compensation cost recognized in net income	448	1,184	1,440	2,393
Income tax benefit recognized in net income	(173)	(457)	(556)	(923)
Compensation cost recognized in net income,
net of income tax	$275	$727	$884	$1,470

As of June 30, 2012, there was $4.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.3 years.

4.	EARNINGS PER COMMON SHARE

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2012	2011	2012	2011

Basic EPS:
Net Income	$8,433	$15,390	$63,291	$66,652
Less: Income allocated to participating securities	42	125	356	552
Net Income Available to Common Shareholders	$8,391	$15,265	$62,935	$66,100

Weighted Average Shares Outstanding	22,282	22,120	22,243	22,087
Earnings Per Share of Common Stock	$0.38	$0.69	$2.83	$2.99

Diluted EPS:
Net Income	$8,433	$15,390	$63,291	$66,652
Less: Income allocated to participating securities	42	125	355	551
Net Income Available to Common Shareholders	$8,391	$15,265	$62,936	$66,101

Weighted Average Shares Outstanding	22,282	22,120	22,243	22,087
Dilutive Effect of Stock Options
and Restricted Stock	75	68	75	73
Weighted Average Diluted Shares	22,357	22,188	22,318	22,160

Earnings Per Share of Common Stock	$0.38	$0.69	$2.82	$2.98

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Restricted stock and stock units subject to
performance and/or market conditions	204	193	202	193

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are as follows:

			Classification of Estimated Fair Value (a)
(Thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2012
Cash and cash equivalents	$21,523	$21,523	$11,560	$9,963	$—
Short-term debt	—	—	—	—	—
Long-term debt, including current portion	364,401	445,961	—	445,961	—

As of September 30, 2011
Cash and cash equivalents	$43,277	$43,277
Short-term debt	46,000	46,000
Long-term debt	364,357	443,739

As of June 30, 2011
Cash and cash equivalents	$60,922	$60,922
Short-term debt	—	—
Long-term debt	364,343	397,684

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2012
Assets
U. S. Stock/Bond Mutual Funds	$17,535	$—	$—	$—	$17,535
NYMEX/ICE natural gas contracts	3,273	1,240	—	(4,513)	—
NYMEX gasoline and heating
oil contracts	107	—	—	(107)	—
Natural gas commodity contracts	—	4,288	107	(516)	3,879
Total	$20,915	$5,528	$107	$(5,136)	$21,414

Liabilities
NYMEX/ICE natural gas contracts	$22,141	$1,590	$—	$(23,731)	$—
Natural gas commodity contracts	—	587	—	(516)	71
Total	$22,141	$2,177	$—	$(24,247)	$71

As of September 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$14,833	$—	$—	$—	$14,833
NYMEX/ICE natural gas contracts	4,856	—	—	1,975	6,831
NYMEX gasoline and heating
oil contracts	19	—	—	162	181
Natural gas commodity contracts	—	2,018	66	(108)	1,976
Total	$19,708	$2,018	$66	$2,029	$23,821

Liabilities
NYMEX/ICE natural gas contracts	$20,928	$—	$—	$(20,928)	$—
NYMEX gasoline and heating
oil contracts	124	—	—	(124)	—
Natural gas commodity contracts	—	109	53	(108)	54
Total	$21,052	$109	$53	$(21,160)	$54

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$16,096	$—	$—	$—	$16,096
NYMEX/ICE natural gas contracts	2,956	—	—	5,609	8,565
NYMEX gasoline and heating
oil contracts	143	—	—	164	307
Natural gas commodity contracts	—	2,150	7	(113)	2,044
Total	$19,195	$2,150	$7	$5,660	$27,012

Liabilities
NYMEX/ICE natural gas contracts	$19,513	$—	$—	$(19,513)	$—
NYMEX gasoline and heating
oil contracts	4	—	—	(4)	—
Natural gas commodity contracts	—	138	5	(113)	30
Total	$19,517	$138	$5	$(19,630)	$30

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Beginning of period	$58	$24	$13	$23
Settlements	(9)	(33)	(16)	(85)
Net losses related to derivatives not held at end of period	(8)	—	(68)	(78)
Net gains related to derivatives still held at end of period	66	11	178	142
End of period	$107	$2	$107	$2

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At June 30, 2012, Laclede Gas held 0.8 million gallons of gasoline futures contracts at an average price of $2.27 per gallon and 0.5 million gallons of gasoline options contracts. Most of these contracts, the longest of which extends to April 2014, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815. The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, Laclede Energy Resources, Inc. (LER), which includes its wholly owned subsidiary LER Storage Services, Inc., enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At June 30, 2012, the fair values of 58.5 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 34.6 million MMBtu will settle during fiscal year 2012, while the remaining 23.9 million MMBtu will settle during fiscal year 2013. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or Ice Clear Europe (ICE) futures, swap, and option contracts to lock in margins. At June 30, 2012, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX and ICE natural gas futures, swap, and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at June 30, 2012, it is expected that approximately $1.6 million of pre-tax unrealized losses will be reclassified into the Statements of Consolidated Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.
The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX/ICE natural gas futures and swap positions at June 30, 2012 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2012	—	$—	3.34	$2.90
Fiscal 2013	—	—	11.84	3.14

Open long futures positions
Fiscal 2012	4.29	$4.26	0.91	$3.29
Fiscal 2013	25.87	4.04	1.69	3.76
Fiscal 2014	1.87	3.45	0.10	4.34

At June 30, 2012, Laclede Gas and LER also had 6.6 million MMBtu and 6.0 million MMBtu, respectively, of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	June 30,		June 30,
(Thousands)	Recorded in Income	2012	2011	2012	2011

Derivatives in Cash Flow Hedging Relationships

Effective portion of gain (loss) recognized in OCI on derivatives:
NYMEX/ICE natural gas contracts		$(1,802)	$701	$6,218	$1,435
NYMEX gasoline and heating oil contracts		69	9	202	449
Total		$(1,733)	$710	$6,420	$1,884

Effective portion of gain (loss) reclassified from AOCI to income:
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$7,646	$782	$18,434	$6,373
	Non-Regulated Gas Marketing Operating Expenses	(1,492)	(3,239)	(9,861)	(5,714)
Sub-total		6,154	(2,457)	8,573	659

NYMEX gasoline and heating oil contracts	Regulated Gas Distribution Other Operation Expenses	17	196	20	317
Total		$6,171	$(2,261)	$8,593	$976

Ineffective portion of gain (loss) on derivatives recognized in income:
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$(84)	$(10)	$(15)	$550
	Non-Regulated Gas Marketing Operating Expenses	(95)	(371)	(291)	(994)
Sub-total		(179)	(381)	(306)	(444)

NYMEX gasoline and heating oil contracts	Regulated Gas Distribution Other Operation Expenses	(46)	(13)	(12)	35
Total		$(225)	$(394)	$(318)	$(409)

Derivatives Not Designated as Hedging Instruments *

Gain (loss) recognized in income on derivatives:

Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$2,641	$(300)	$3,431	$(599)
	Non-Regulated Gas Marketing Operating Expenses	—	1,927	687	3,123
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	(1,123)	(7)	425	(85)
	Non-Regulated Gas Marketing Operating Expenses	(655)	—	(625)	—
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	(11)	(19)	2	44
Total		$852	$1,601	$3,920	$2,483

*
Gains and losses on Laclede Gas’ natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Utility’s PGA Clause and initially recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Consolidated Income. Such amounts are recognized in the Statements of Consolidated Income as a component of Regulated Gas Distribution Natural and Propane Gas operating expenses when they are recovered through the PGA Clause and reflected in customer billings.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at June 30, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable – Other	$1,064		Accounts Receivable – Other	$2,529
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	106		Accounts Receivable - Other	—
Sub-total		1,170			2,529

Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	3,449		Accounts Receivable - Other	21,202
Natural gas commodity contracts	Derivative Instrument Assets	4,356		Derivative Instrument Assets	478
	Other Current Liabilities	39		Other Current Liabilities	109
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	1		Accounts Receivable - Other	—
Sub-total		7,845			21,789
Total derivatives		$9,015			$24,318

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2011
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$4,395		Derivative Instrument Assets	$4,105
	Other Deferred Charges	4		Other Deferred Charges	85
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	15		Derivative Instrument Assets	117
Sub-total		4,414			4,307

Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	457		Derivative Instrument Assets	16,330
	Other Deferred Charges	—		Other Deferred Charges	408
Natural gas commodity contracts	Derivative Instrument Assets	1,894		Derivative Instrument Assets	100
	Other Deferred Charges	183		Other Deferred Charges	—
	Other Current Liabilities	8		Other Current Liabilities	62
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	4		Derivative Instrument Assets	7
Sub-total		2,546			16,907
Total derivatives		$6,960			$21,214

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at June 30, 2011
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$1,031		Derivative Instrument Assets	$7,057
	Other Deferred Charges	—		Other Deferred Charges	77
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	133		Derivative Instrument Assets	3
Sub-total		1,164			7,137

Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	1,835		Derivative Instrument Assets	12,379
	Other Deferred Charges	90		Other Deferred Charges	—
Natural gas commodity contracts	Derivative Instrument Assets	1,842		Derivative Instrument Assets	106
	Other Deferred Charges	308		Other Deferred Charges	—
	Other Current Liabilities	7		Other Current Liabilities	37
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	10		Derivative Instrument Assets	1
Sub-total		4,092			12,523
Total derivatives		$5,256			$19,660

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

		June 30,	Sept. 30,	June 30,
	(Thousands)	2012	2011	2011

	Fair value of asset derivatives presented above	$9,015	$6,960	$5,256
	Fair value of cash margin receivables offset with derivatives	19,111	23,188	25,290
	Netting of assets and liabilities with the same counterparty	(24,247)	(21,160)	(19,630)
	Total	$3,879	$8,988	$10,916

	Derivative Instrument Assets, per Consolidated Balance Sheets:
	Derivative instrument assets	$3,879	$7,759	$10,127
	Other deferred charges	—	1,229	789
	Total	$3,879	$8,988	$10,916

	Fair value of liability derivatives presented above	$24,318	$21,214	$19,660
	Netting of assets and liabilities with the same counterparty	(24,247)	(21,160)	(19,630)
	Derivative instrument liabilities, per Consolidated Balance Sheets*	$71	$54	$30

*	Included in the Other line of the Current Liabilities section

8.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $13.3 million at June 30, 2012. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $3.4 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $9.1 million of total accounts receivable at June 30, 2012, while net receivable amounts from these customers, reflecting netting arrangements, were $7.9 million. LER also has concentrations of credit risk with certain individually significant counterparties. At June 30, 2012, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure), were $11.8 million. Four of these five counterparties are either investment-grade rated or owned by investment-grade rated companies. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $8.0 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

9.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Interest income	$337	$182	$1,001	$897
Net investment gain	264	414	2,458	1,541
Other income	(15)	(21)	(4)	53
Other income deductions	(135)	(418)	316	(22)
Other Income and (Income Deductions) – Net	$451	$157	$3,771	$2,469

10.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.2 million, including the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, and LER Storage Services, Inc., which was formed in October 2011 to utilize natural gas storage contracts for providing natural gas sales. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including, among other activities, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through seven subsidiaries. Other also includes Laclede Gas’ non-regulated business activities, which are comprised of its non-regulated propane sales transactions and its propane storage and related services. Accounting policies are described in Note 1. Intersegment transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
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

		Non-
	Regulated	Regulated
	Gas	Gas
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
June 30, 2012
Revenues from external customers	$116,459	$70,014	$376	$—	$186,849
Intersegment revenues	1,175	587	259	(2,021)	—
Total Operating Revenues	117,634	70,601	635	(2,021)	186,849
Net Economic Earnings	4,597	3,605	694	—	8,896
Total assets	1,640,101	186,394	150,117	(235,274)	1,741,338

Nine Months Ended
June 30, 2012
Revenues from external customers	$665,981	$288,036	$1,920	$—	$955,937
Intersegment revenues	1,178	9,125	778	(11,081)	—
Total Operating Revenues	667,159	297,161	2,698	(11,081)	955,937
Net Economic Earnings	51,448	9,589	1,179	—	62,216
Total assets	1,640,101	186,394	150,117	(235,274)	1,741,338

Three Months Ended
June 30, 2011
Revenues from external customers	$151,423	$167,770	$18,289	$—	$337,482
Intersegment revenues	—	6,539	260	—	6,799
Total Operating Revenues	151,423	174,309	18,549	—	344,281
Net Economic Earnings	5,363	2,747	6,536	—	14,646
Total assets	1,582,214	175,606	121,088	(136,604)	1,742,304

Nine Months Ended
June 30, 2011
Revenues from external customers	$815,665	$476,776	$18,413	$—	$1,310,854
Intersegment revenues	1,576	19,052	779	—	21,407
Total Operating Revenues	817,241	495,828	19,192	—	1,332,261
Net Economic Earnings	53,000	6,028	6,468	—	65,496
Total assets	1,582,214	175,606	121,088	(136,604)	1,742,304

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Total Net Economic Earnings above	$8,896	$14,646	$62,216	$65,496
Add: Unrealized (loss) gain on energy-related
derivative contracts, net of tax	(963)	744	1,281	1,156
Add: Lower of cost or market inventory
adjustments, net of tax	494	—	(68)	—
Add: Realized gain (loss) on economic hedges
prior to sale of the physical commodity,
net of tax	6	—	(138)	—
Net Income	$8,433	$15,390	$63,291	$66,652

11.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2012 are estimated at approximately $368 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
During fiscal 2011, the Utility initiated a multi-year project to replace its existing customer relationship and work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At June 30, 2012, the Company was contractually committed to costs of approximately $6 million related to this project, with additional expenditures to be incurred throughout the project’s life.

Guarantees

Laclede Group had guarantees totaling $79.8 million for performance and payment of certain gas supply transactions by LER, as of June 30, 2012. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $2.0 million, bringing the total to $81.8 million in guarantees outstanding at July 27, 2012. No amounts have been recorded for these guarantees in the financial statements. As of June 30, 2012, management believes the probability is low that Laclede Group will be required to make payments under these guarantees.

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

One of the sites located in the City of St. Louis is currently owned by a development agency of the City, which, together with other City development agencies, has selected a developer to redevelop the site. In conjunction with this redevelopment effort, Laclede Gas and another former owner of the site entered into an agreement (Remediation Agreement) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the Missouri Department of Natural Resources. The Remediation Agreement also provides for a release of Laclede Gas and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverages, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Laclede Gas and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The amount paid by Laclede Gas did not materially impact the financial condition, results of operations, or cash flows of the Company.
Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, the Company stated that it would participate in future environmental response activities at the site in conjunction with other potentially responsible parties that are willing to contribute to such efforts in a meaningful and equitable fashion.
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
Laclede Gas anticipates that any costs it may incur in the future to remediate these sites, less any amounts received as insurance proceeds or as contributions from other potentially responsible parties, would be deferred and recovered in rates through periodic adjustments approved by the MoPSC. Accordingly, any potential liabilities that may arise associated with remediating these sites are not expected to have a material impact on the future financial position and results of operations of Laclede Gas or the Company.
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
As discussed in Note 7, Derivative Instruments and Hedging Activities, Laclede Gas and LER enter into NYMEX and ICE exchange-traded/cleared derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas and LER to a new brokerage firm. As of July 26, 2012, Laclede Gas and LER had $1.5 million and $0.4 million, respectively, on deposit with MF Global that remain unavailable pending final resolution by the bankruptcy trustee. While the Company’s total exposure at this time is not considered material, management is unable to predict when, or to what extent, these remaining funds will be returned.
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

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our current expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

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

On April 27, 2012, Laclede Group announced a new organizational structure that will position the Company to grow through execution of four strategic imperatives: 1) develop and invest in emerging technologies, 2) pursue growth through the acquisition of businesses to which the Company can apply its operating model, 3) invest in infrastructure, and 4) leverage current business unit competencies to enhance growth. The Board of Directors approved the following appointments and promotions effective May 1, 2012:

•
Michael R. Spotanski was appointed to the newly created position of Senior Vice President, Chief Integration and Innovation Officer.  In his new role, Mr. Spotanski will lead the Company’s efforts to integrate regulated natural gas distribution utilities and other businesses that the Company acquires as part of its growth strategy, as well as its efforts to develop and invest in emerging technologies.  Previously, Mr. Spotanski was Senior Vice President Operations and Marketing of Laclede Gas.  Until a new operating officer is appointed for Laclede Gas, Mr. Spotanski will continue to manage operations at Laclede Gas along with Suzanne Sitherwood who will remain President of Laclede Gas.

•
Mark C. Darrell was appointed to the position of Senior Vice President, General Counsel and Chief Compliance Officer.  In this role, Mr. Darrell supervises the Company’s corporate legal functions, including mergers and acquisition support, litigation, regulatory affairs, contracts and environmental matters.  He is also responsible for the Company’s corporate compliance.

•
Mary C. Kullman was promoted to Senior Vice President, Chief Administrative Officer and Corporate Secretary.  In her new role, Ms. Kullman’s responsibilities include overseeing corporate communications, marketing and branding; the development and implementation of standards for shared services, enterprise risk management and internal audit.  She retains her previous role as corporate secretary and responsibility for corporate governance, securities and ethics.

•
Steven P. Rasche was promoted to Senior Vice President, Finance and Accounting of Laclede Group and appointed Chief Financial Officer of Laclede Gas.  He also serves as principal accounting officer for the Company and Laclede Gas.  Mr. Rasche’s responsibilities include accounting, financial reporting and analysis, treasury, tax and investor relations.  Mr. Rasche reports to Mr. Waltermire.

•
Richard A. Skau was appointed to Senior Vice President, Chief Human Resources Officer.  In this role, Mr. Skau supervises the Company’s efforts to attract, retain, develop and train employees to prepare them to execute on the Company’s strategy.  His responsibilities also include employee relations, payroll, benefits, and diversity and inclusion.

•
Mark D. Waltermire was promoted to Executive Vice President, Chief Financial Officer. In this role, Mr. Waltermire oversees strategic planning and corporate development, information technology services, finance and accounting, supply chain functions and LER.

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

Laclede Gas continues to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility’s strategy focuses on improving performance and mitigating the impact of weather fluctuations on Laclede Gas’ customers while improving the ability to recover its authorized distribution costs and rate of return. The Utility’s distribution costs are the essential, primarily fixed, expenditures it must incur to operate and maintain more than 16,000 miles of mains and services comprising its natural gas distribution system and related storage facilities. The Utility’s distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the ratemaking process, and recovery of these types of costs is included in revenues generated through the Utility’s tariff rates, as approved by the MoPSC. The settlement of the Utility’s rate case in 2010 retained the Utility’s weather mitigation rate design that better ensures the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 39 of this report for additional information on regulatory issues relative to the Utility.

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

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 41 for additional information.

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

Quarter Ended June 30, 2012

(Millions, except per share amounts)	Regulated Gas Distribution	Non-Regulated Gas Marketing	Other	Total	Per Share Amounts**

Quarter Ended June 30, 2012
Net Economic Earnings (Non-GAAP)	$4.7	$3.6	$0.6	$8.9	$0.40
Add: Unrealized gain (loss) on energy-related derivatives*	(0.1)	(0.9)	—	(1.0)	(0.04)
Add: Lower of cost or market inventory adjustments*	—	0.5	—	0.5	0.02
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity*	—	—	—	—	—
Net Income (GAAP)	$4.6	$3.2	$0.6	$8.4	$0.38

Quarter Ended June 30, 2011
Net Economic Earnings (Non-GAAP)	$5.4	$2.7	$6.5	$14.6	$0.65
Add: Unrealized gain (loss) on energy-related derivatives*	—	0.8	—	0.8	0.04
Add: Lower of cost or market inventory adjustments*	—	—	—	—	—
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity*	—	—	—	—	—
Net Income (GAAP)	$5.4	$3.5	$6.5	$15.4	$0.69

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items. For the quarters ended June 30, 2012 and 2011, the total net amount of income tax (benefit) expense included in the reconciling items above is $(0.3) million and $0.5 million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $8.4 million for the quarter ended June 30, 2012, compared with $15.4 million for the quarter ended June 30, 2011. Basic and diluted earnings per share for the quarter ended June 30, 2012 were $0.38, compared with basic and diluted earnings per share of $0.69 for the quarter ended June 30, 2011. Earnings decreased compared to last year primarily due to the $6.1 million effect of an April 2011 non-regulated sale of propane inventory recorded in Other operating income and lower income reported by Laclede Group’s Regulated Gas Distribution and Non-Regulated Gas Marketing segments. Net economic earnings were $8.9 million for the quarter ended June 30, 2012, compared with $14.6 million for the same quarter last year. Net economic earnings per share were $0.40 for the quarter ended June 30, 2012, compared with $0.65 for the quarter ended June 30, 2011.

Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings decreased by $0.8 and $0.7 million, respectively, for the quarter ended June 30, 2012, compared with the quarter ended June 30, 2011. The decrease was primarily due to the following factors, quantified on a pre-tax basis:

•	lower system gas sales margins and other variations, totaling $4.3 million, primarily due to the effect of warmer weather in the Utility’s service area during the three months ended June 30, 2012; and
•	lower income from off-system sales and capacity release, higher depreciation and amortization expenses, and other minor variations totaling $1.4 million.

These factors were partially offset by:

•	decreases in operation and maintenance expenses totaling $4.5 million; and
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.1 million.

The Non-Regulated Gas Marketing segment reported GAAP earnings totaling $3.2 million, a decrease of $0.3 million compared with the same quarter last year. Net economic earnings for the quarter ended June 30, 2012 increased $0.9 million from the quarter ended June 30, 2011. The improved net economic earnings were primarily attributable to increased sales volumes, partially offset by reduced sales margins. On a GAAP basis, LER’s results were impacted by the effect of higher unrealized losses from certain of LER’s energy-related derivative contracts, the effect of which was partially offset by the reversal of a portion of a lower of cost or market inventory adjustment due to a recovery in market prices of natural gas this quarter.

Both Other net income and Other net economic earnings decreased $5.9 million compared with the same period last year primarily due to the effect of Laclede Gas’ April 2011 sale of 320,000 barrels of propane from inventory that were no longer required to serve utility customers. The revenues from this non-regulated transaction were $17.9 million and the resulting income, net of income taxes, totaled $6.1 million.

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

Regulated Gas Distribution Operating Revenues for the quarter ended June 30, 2012 were $116.5 million, or $35.0 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter ended June 30, 2012 were 29.8% warmer than the same quarter last year and 40.7% warmer than normal. Total system therms sold and transported were 97.1 million for the quarter ended June 30, 2012, compared with 111.8 million for the same period last year. Total off-system therms sold and transported were 45.0 million for the quarter ended June 30, 2012, compared with 64.0 million for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(14.4)
Lower prices charged for off-system sales	(9.8)
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations - Overview)	(8.6)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(3.3)
Higher ISRS revenues	1.1
Total Variation	$(35.0)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the quarter ended June 30, 2012 decreased $35.7 million from the same quarter last year. Natural and propane gas expense decreased $30.0 million, or 39.1%, from last year’s level, primarily attributable to lower off-system gas expense, decreased system volumes purchased for sendout, and lower rates charged by our suppliers. Other operation and maintenance expenses decreased $4.5 million, or 10.5%, primarily due to a higher rate of overheads capitalized and lower compensation expenses. Taxes, other than income taxes, decreased $1.5 million, or 12.1%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses decreased $104.3 million and $103.2 million, respectively, primarily due to the effect of lower per unit gas prices, partially offset by the effect of higher volumes purchased and sold. These decreases in operating revenues and operating expenses also include the effect of recording certain transactions on a net basis (instead of a gross basis), as described in greater detail in Results of Operations – Overview.

Other Operating Revenues and Operating Expenses

Other Operating Revenues decreased $18.2 million primarily due to the effect of the aforementioned non-regulated sale of propane inventory by Laclede Gas. The decrease in Other Operating Expenses, totaling $7.9 million, was primarily due to the expenses associated with this propane transaction. This propane transaction resulted in pre-tax income of $10.0 million.

Interest Charges

Interest charges during the quarter ended June 30, 2012 were essentially unchanged from the same period last year. Average short-term interest rates were 0.2% and 0.3% for the quarters ended June 30, 2012 and 2011, respectively. Average short-term borrowings were $7.5 million for the quarter ended June 30, 2012, compared with $0.4 million for the quarter ended June 30, 2011.

Income Taxes

The $3.5 million decrease in income taxes was primarily due to lower pre-tax income.

Nine Months Ended June 30, 2012

(Millions, except per share amounts)	Regulated Gas Distribution	Non-Regulated Gas Marketing	Other	Total	Per Share Amounts**

Nine Months Ended June 30, 2012
Net Economic Earnings (Non-GAAP)	$51.4	$9.6	$1.2	$62.2	$2.77
Add: Unrealized gain (loss) on energy-related derivatives*	—	1.3	—	1.3	0.06
Add: Lower of cost or market inventory adjustments*	—	(0.1)	—	(0.1)	—
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity*	—	(0.1)	—	(0.1)	(0.01)
Net Income (GAAP)	$51.4	$10.7	$1.2	$63.3	$2.82

Nine Months Ended June 30, 2011
Net Economic Earnings (Non-GAAP)	$53.0	$6.0	$6.5	$65.5	$2.93
Add: Unrealized gain (loss) on energy-related derivatives*	—	1.2	—	1.2	0.05
Add: Lower of cost or market inventory adjustments*	—	—	—	—	—
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity*	—	—	—	—	—
Net Income (GAAP)	$53.0	$7.2	$6.5	$66.7	$2.98

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items. For both the nine months ended June 30, 2012 and 2011, the total net amount of income tax expense included in the reconciling items above is $0.7 million.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $63.3 million for the nine months ended June 30, 2012, compared with $66.7 million for the nine months ended June 30, 2011. Basic and diluted earnings per share for the nine months ended June 30, 2012 were $2.83 and $2.82, respectively, compared with basic and diluted earnings per share of $2.99 and $2.98, respectively, for the nine months ended June 30, 2011. Earnings decreased compared to last year primarily due to the effect of an April 2011 non-regulated sale of propane inventory recorded in Other operating income and lower income reported by Laclede Group’s Regulated Gas Distribution segment, partially offset by increased income reported by Laclede Group’s Non-Regulated Gas Marketing segment. Net economic earnings were $62.2 million for the nine months ended June 30, 2012, compared with $65.5 million for the same period last year. Net economic earnings per share were $2.77 for the nine months ended June 30, 2012, compared with $2.93 for the nine months ended June 30, 2011.

Regulated Gas Distribution net income and net economic earnings decreased by $1.6 million for the nine months ended June 30, 2012, compared with the nine months ended June 30, 2011. These decreases were primarily attributable to the following factors, quantified on a pre-tax basis:

•
lower system gas sales margins and other variations, totaling $8.0 million, primarily due to the effect of weather in the Utility’s service area during the nine months ended June 30, 2012, which was the warmest based on records dating back more than 100 years;

•	increases in pension and group insurance expenses totaling $5.0 million;
•	increases in depreciation and amortization expenses totaling $1.2 million; and
•	lower income from off-system sales and capacity release totaling $0.9 million.

These factors were partially offset by:

•	decreases in operating and maintenance expenses, excluding pension and group insurance expenses, totaling $9.8 million; and
•	higher ISRS revenues totaling $3.3 million.

The Non-Regulated Gas Marketing segment reported an increase in GAAP earnings of $3.5 million compared with the same period last year. Net economic earnings for the nine months ended June 30, 2012 increased $3.6 million from the nine months ended June 30, 2011. The increased net economic earnings were primarily due to LER’s increased margins on sales of natural gas, mainly due to the effect of reduced transportation costs resulting from the renegotiation of contracts that were renewed during the latter half of fiscal year 2011, and increased sales volumes.

Both Other net income and Other net economic earnings decreased $5.3 million compared with the same period last year primarily due to the effect of Laclede Gas’ April 2011 sale of 320,000 barrels of propane from inventory that were no longer required to serve utility customers. This transaction resulted in income, net of income taxes, totaling $6.1 million.

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

Regulated Gas Distribution Operating Revenues for the nine months ended June 30, 2012 were $666.0 million, or $151.3 million less than the same period last year. Temperatures experienced in the Utility’s service area during the nine months ended June 30, 2012, which were the warmest on record, were 27.7% warmer than the same period last year and 27.9% warmer than normal. Total system therms sold and transported were 640.8 million for the nine months ended June 30, 2012, compared with 808.8 million for the same period last year. Total off-system therms sold and transported were 273.2 million for the nine months ended June 30, 2012, compared with 202.1 million for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(116.4)
Lower prices charged for off-system sales	(37.9)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(30.4)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations - Overview)	30.1
Higher ISRS revenues	3.3
Total Variation	$(151.3)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the nine months ended June 30, 2012 decreased $156.9 million from the same period last year. Natural and propane gas expense decreased $146.1 million, or 28.6%, from last year’s level, primarily attributable to decreased system volumes purchased for sendout, lower rates charged by our suppliers, and lower off-system gas expense. Other operation and maintenance expenses decreased $4.8 million, or 3.7%, primarily due to a higher rate of overheads capitalized, decreased maintenance charges, a lower provision for uncollectible accounts, and decreases in compensation expenses, partially offset by higher pension and group insurance expenses. Depreciation and amortization expense increased $1.2 million, or 4.2%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $7.2 million, or 13.6%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses decreased $207.8 million and $204.5 million, respectively, primarily due to the effect of lower per unit gas prices, partially offset by effect of higher volumes purchased and sold. These decreases in operating revenues and operating expenses also include the effect of recording certain transactions on a net basis (instead of a gross basis), as described in greater detail in Results of Operations - Overview.

Other Operating Revenues and Expenses

Other Operating Revenues decreased $17.3 million primarily due to the effect of the aforementioned non-regulated sale of propane inventory by Laclede Gas. The decrease in Other Operating Expenses, totaling $7.3 million, was primarily due to the expenses associated with this propane transaction. This propane transaction resulted in pre-tax income of $10.0 million.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $1.3 million primarily due to higher net investment gains.

Interest Charges

The $0.4 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. Average short-term interest rates were 0.3% for both the nine months ended June 30, 2012 and 2011. Average short-term borrowings were $52.6 million for the nine months ended June 30, 2012, compared with $61.1 million for the nine months ended June 30, 2011.

Income Taxes

The $2.7 million decrease in income taxes was primarily due to lower pre-tax income.

Labor Agreements

Laclede Gas has labor agreements with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial & Service Workers International Union, which represent approximately 62% of Laclede Gas’ employees. The agreements expire at midnight on July 31, 2012. Negotiations on new contracts are in progress.

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

On November 9, 2011, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.0 million annually, essentially all of which was approved by the MoPSC effective January 13, 2012. On April 27, 2012, the Utility made another ISRS filing with the Commission. As a result of such filing, on June 27, 2012 the MoPSC approved an annual increase in ISRS revenues of $3.2 million effective July 9, 2012.

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

There were no significant changes to these critical accounting policies during the nine months ended June 30, 2012. The Company’s policy on certain energy contracts is presented below:

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

Net cash provided by operating activities was $128.2 million for the nine months ended June 30, 2012, compared with $201.3 million for the same period last year. The variation is primarily attributable to increased cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, as well as increased cash payments for the funding of pension plans. These factors were partially offset by improved cash flows at LER.

Net cash used in investing activities for the nine months ended June 30, 2012 was $78.2 million compared with $47.0 million for the nine months ended June 30, 2011. The variation primarily reflects additional capital expenditures this year for distribution plant and information technology investments.

Net cash used in financing activities was $71.8 million for the nine months ended June 30, 2012 compared with $180.3 million for the nine months ended June 30, 2011. The variation primarily reflects decreased repayments of short-term debt this year and the effect of the maturity of long-term debt last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Laclede Group had temporary cash investments totaling $17.3 million at June 30, 2012, earning an average interest rate of 0.2%. These investments, which are presented in the Cash and cash equivalents line of the Consolidated Balance Sheets, were diversified among money market funds and interest-bearing deposits at highly-rated commercial banks. The money market funds are accessible by the Company on demand. The bank deposits are also generally available on demand, though the banks reserve the right to require seven days’ notice for a withdrawal. These funds are used to support the working capital needs of the Company’s subsidiaries. The balance of short-term investments ranged between $5.3 million and $19.8 million during the nine months ended June 30, 2012. Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a) a portion of Laclede Gas’ short-term funding through intercompany lending during the nine months ended June 30, 2012 and b) all of its short-term funding on June 30, 2012.

Short-term Debt

As indicated in the discussion of cash flows above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At June 30, 2012, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, with the largest portion provided by a single bank being 17.9%. This line is scheduled to expire in July 2016. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 50% of total capitalization on June 30, 2012.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in a syndicated line of credit, scheduled to expire in July 2016, to meet short-term liquidity needs of its subsidiaries. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. As defined in the line of credit, this ratio stood at 38% on June 30, 2012. Laclede Group’s lines have been used to provide for seasonal funding needs. There were no borrowings under Laclede Group’s line during the nine months ended June 30, 2012.

Information about Laclede Group’s consolidated short-term borrowings (excluding intercompany borrowings) during the nine months ended June 30, 2012 and as of June 30, 2012, is presented below:

Laclede Gas Commercial Paper Borrowings

Nine Months Ended June 30, 2012
Weighted average borrowings outstanding	$52.6 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 - $133.5 million

As of June 30, 2012
Borrowings outstanding at end of period	None
Weighted average interest rate	N/A

Based on average short-term borrowings for the nine months ended June 30, 2012, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $0.5 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt, Equity, and Shelf Registrations

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the nine months ended June 30, 2012, pursuant to this authority, the Utility sold 51 shares of its common stock to Laclede Group for $2.0 million. As of July 27, 2012, $513.8 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

The Company is in negotiations to issue $125 million in long-term debt to take advantage of attractive market terms, and on July 20, 2012, Laclede Gas Company tentatively committed to issue $100 million of first mortgage bonds in a private placement.  Terms of the bonds will be between 10 and 15 years, with settlement planned for March 2013. Simultaneously, Laclede Group tentatively committed to the issuance of $25 million of 10-year unsecured notes in a private placement, with settlement planned for December 2012.  Interest rates on these issuances are anticipated to be between 3.0% and 3.5% per annum. Both commitments are subject to final purchaser due diligence and the execution of definitive documentation, and the proceeds are expected to be used for general corporate purposes.

At June 30, 2012, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 285,222 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 249,640 and 241,514 shares at June 30, 2012 and July 27, 2012, respectively, remaining available for issuance under its Form S-3. Laclede Group also has an automatic shelf registration statement on Form S-3 for the issuance of equity and debt securities. No securities have been issued under that S-3. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Guarantees

Laclede Group had guarantees totaling $79.8 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2012. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $2.0 million, bringing the total to $81.8 million in guarantees outstanding at July 27, 2012. No amounts have been recorded for these guarantees in the financial statements.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company and the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $75.0 million for the nine months ended June 30, 2012, compared with $46.8 million for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing customer relationship and work management, financial, and supply chain software applications. Non-utility capital expenditures were $1.8 million for the nine months ended June 30, 2012 compared with $0.3 million for the nine months ended June 30, 2011.

Consolidated capitalization at June 30, 2012 consisted of 64.3% Laclede Group common stock equity and 35.7% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at June 30, 2012 and at September 30, 2011, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance and Delayed customer billings. The Consolidated Balance Sheet at June 30, 2011 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of June 30, 2012, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2012	Fiscal Years 2013-2014	Fiscal Years 2015-2016	2017 and thereafter
Principal Payments on Long-Term Debt (a)	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt (a)	440.6	2.5	43.5	42.6	352.0
Capital Leases (b)	0.2	—	0.1	0.1	—
Operating Leases (b)	9.1	1.1	6.8	1.2	—
Purchase Obligations – Natural Gas (c)	367.6	129.7	206.2	21.4	10.3
Purchase Obligations – Other (d)	94.3	18.2	28.7	18.3	29.1
Total (e)	$1,276.8	$151.5	$310.3	$83.6	$731.4

(a)
The principal and interest payments on long-term debt included in the table above do not include obligations associated with Laclede Group’s commitment to issue $25 million of unsecured notes or Laclede Gas’ commitment to issue $100 million of first mortgage bonds in private placements scheduled for settlement in December 2012 and March 2013, respectively. Refer to Long-term Debt, Equity, and Shelf Registrations on page 42 for additional information.

(b)
Lease obligations are primarily for office space, office equipment, vehicles, and power operated equipment in the Regulated Gas Distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Regulated Gas Distribution and Non-Regulated Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2012 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $6.3 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. At this writing, the Company does not expect to make any contributions to its qualified, trusteed pension plans during the remaining three months of fiscal year 2012. Laclede Gas anticipates a $4.7 million contribution relative to its non-qualified pension plans during the remaining three months of fiscal year 2012. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $6.0 million to the qualified trusts and $0.1 million directly to participants from Laclede Gas’ funds during the remaining three months of fiscal year 2012. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

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

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At June 30, 2012, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.

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

(Thousands)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin

Net balance of derivative assets at September 30, 2011	$209	$1,100	$1,309
Changes in fair value	5,713	—	5,713
Settlements/purchases - net	(6,836)	—	(6,836)
Changes in cash margin	—	1,337	1,337
Net balance of derivative (liabilities) assets at June 30, 2012	$(914)	$2,437	$1,523

	At June 30, 2012
	Maturity by Fiscal Year
(Thousands)	Total	2012	2013	2014
Fair values of exchange-traded/cleared natural gas derivatives - net	$(914)	$10	$(879)	$(45)

MMBtu – net (short) long futures/swap/option positions	(12,473)	(2,423)	(10,150)	100

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

(Thousands)

Net balance of derivative assets at September 30, 2011	$1,923
Changes in fair value	4,118
Settlements	(2,232)
Net balance of derivative assets at June 30, 2012	$3,809

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the nine months ended June 30, 2012, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.5 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At June 30, 2012, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 44 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 39 of this report.

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

The Laclede Group, Inc.

Dated:	July 27, 2012	By:	/s/ Steven P. Rasche
Steven P. Rasche
Senior Vice President, Finance and Accounting
(Authorized Signatory and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.

10.1	-	Amended and Restated Firm (Rate Schedule FT) Transportation Service Agreement between Laclede Energy Resources, Inc. and CenterPoint Energy Gas Transmission Company TSA # 1006667.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

101.INS	-	XBRL Instance Document. (1)

101.SCH	-	XBRL Taxonomy Extension Schema. (1)

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	-	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	-	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Statements of Consolidated Income for the three months and nine months ended June 30, 2012 and 2011; (iii) unaudited Statements of Consolidated Comprehensive Income for the three months and nine months ended June 30, 2012 and 2011; (iv) unaudited Consolidated Balance Sheets at June 30, 2012, September 30, 2011 and June 30, 2011; (v) unaudited Statements of Consolidated Cash Flows for the nine months ended June 30, 2012 and 2011, (vi) Notes to the unaudited Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.