Form 10-K
period 2012-09-30
LACLEDE GROUP INC
filed 2012-11-19
CIK 1126956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended September 30, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-16681

THE LACLEDE GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	74-2976504 (I.R.S. Employer Identification number)
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
amounted to $814,739,902 as of March 31, 2012.

As of November 15, 2012, there were 22,554,206 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

Document Incorporated by Reference:
    Portions of Proxy Statement dated December 18, 2012 — Part III
Index to Exhibits is found on page 98.

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
•
changes in gas supply and pipeline availability, including decisions by natural gas producers to reduce production or shut in producing natural gas wells, expiration of existing supply and transportation arrangements that are not replaced with contracts with similar terms and pricing, as well as other changes that impact supply for and access to the markets in which our subsidiaries transact business;

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

Item 1. Business

Overview

The Laclede Group, Inc. (Laclede Group or the Company) is a public utility holding company formed through a corporate restructuring that became effective October 1, 2001. The Company has two key business segments: Regulated Gas Distribution and Non-Regulated Gas Marketing. The Regulated Gas Distribution segment includes the regulated operations of Laclede Gas Company (Laclede Gas or the Utility), Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas is the largest natural gas distribution utility in Missouri, serving approximately 628,000 residential, commercial, and industrial customers in the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes Laclede Energy Resources, Inc. (LER), a wholly owned subsidiary engaged in the marketing of natural gas and related activities on a non-regulated basis. As of September 30, 2012, Laclede Group had 1,656 employees, including 15 part-time employees.

Consolidated operating revenues contributed by each segment for the last three fiscal years are presented below. For more detailed financial information regarding the segments, see Note 14 of the Notes to Consolidated Financial Statements.

(Thousands)	2012	2011	2010
Regulated Gas Distribution	$763,447	$913,190	$864,297
Non-Regulated Gas Marketing	358,145	669,375	858,782
Other	3,883	20,742	11,950
Total Operating Revenues	$1,125,475	$1,603,307	$1,735,029

Laclede Group’s common stock is listed on The New York Stock Exchange and trades under the ticker symbol “LG.”

The following table shows shares issued under Laclede Group’s Dividend Reinvestment and Stock Purchase Plan (DRIP) and its Equity Incentive Plan:

	2012	2011
DRIP	46,107	43,354
Equity Incentive Plan	62,590	94,576
Total Shares Issued	108,697	137,930

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

In fiscal year 2012, Laclede Gas purchased natural gas from 28 different suppliers to meet current gas sales and storage injection requirements. The Utility entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature sensitive needs of its customers. Natural gas purchased by Laclede Gas for delivery to our utility service area through the Mississippi River Transmission Corporation (MRT) system totaled 46.1 billion cubic feet (Bcf). The Utility also holds firm transportation on several other interstate pipeline systems that provide access to gas supplies upstream of MRT. In addition to deliveries from MRT, 5.4 Bcf of gas was purchased on the Panhandle Eastern Pipe Line Company system, and 8.9 Bcf on the Southern Star Central Pipeline system. Some of the Utility’s commercial and industrial customers purchased their own gas with Laclede Gas transporting 14.6 Bcf to them through the Utility’s distribution system.

The fiscal year 2012 peak day sendout of natural gas to utility customers, including transportation customers, occurred on January 12, 2012, when the average temperature was 19 degrees Fahrenheit. On that day, our customers consumed 0.729 Bcf of natural gas. About 87% of this peak day demand was met with natural gas transported to St. Louis through the MRT, Panhandle, and Southern Star transportation systems, and the other 13% was met from the Utility’s on-system storage and peak shaving resources.

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

REGULATORY MATTERS

For details on regulatory matters, see the Regulatory and Other Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 36 of this Form 10-K.

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

Laclede Gas’ residential, commercial, and small industrial markets represent approximately 85% of the Utility’s Regulated Gas Distribution operating revenue. Given the current adequate level of natural gas supply and market conditions, Laclede believes that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In the new multi-family and commercial rental markets, Laclede Gas’ competitive exposure is presently limited to space and water heating applications. Certain alternative heating systems can be cost competitive in traditional markets, but the performance and reliability of natural gas systems have contained the growth of these alternatives.

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

*****

Laclede Gas has labor agreements with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (Union), which represent approximately 62% of Laclede Gas’ employees. On July 30, 2012, Laclede Gas and Union representatives reached new two-year labor agreements, replacing the prior agreements that were set to expire at midnight, July 31, 2012. The new contracts will expire at midnight on July 31, 2014. The new contracts include healthcare and other benefit plan modifications, changes in wage rates and annual incentive compensation consistent with market, and operational changes to enable Laclede to work more efficiently and effectively.

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

*****

Revenues, therms sold and transported, and customers of Laclede Gas for the last three fiscal years are as follows (before intersegment eliminations):

Regulated Gas Distribution Operating Revenues

(Thousands)	2012	2011	2010
Residential	$487,529	$584,788	$589,350
Commercial & Industrial	161,866	202,017	208,953
Interruptible	2,105	3,659	4,246
Transportation	14,094	14,426	13,378
Off-System and Capacity Release	92,477	100,225	38,988
Other	6,580	8,075	9,382
Total	$764,651	$913,190	$864,297

Regulated Gas Distribution Therms Sold and Transported

(Thousands)	2012	2011	2010
Residential	385,317	497,171	506,576
Commercial & Industrial	183,536	228,080	231,292
Interruptible	3,013	5,098	6,267
Transportation	146,117	155,067	150,386
System Therms Sold and Transported	717,983	885,416	894,521
Off-System	314,473	223,000	70,966
Total Therms Sold and Transported	1,032,456	1,108,416	965,487

Regulated Gas Distribution Customers (End of Period)

	2012	2011	2010
Residential	588,061	584,926	586,974
Commercial & Industrial	39,741	39,995	40,264
Interruptible	15	15	18
Transportation	140	141	137
Total Customers	627,957	625,077	627,393

*****

Laclede Gas has franchises in all but one of the more than 90 communities where it provides service with terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas, among other things, to install pipes and construct other facilities in the community. The franchise in Clayton, Missouri expired in 2008 and since that time Laclede Gas has continued to provide service in that community without a formal franchise. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas’ current public utility business in the State of Missouri.

NON-REGULATED GAS MARKETING

LER, a wholly owned subsidiary and Laclede Group’s primary non-regulated business, is engaged in the marketing of natural gas and providing energy services to both on-system utility transportation customers and customers outside of Laclede Gas’ traditional service area. During fiscal year 2012, LER utilized 13 interstate pipelines and 95 suppliers to market natural gas to its customers primarily in the Midwest. LER served more than 180 retail customers and 98 wholesale customers. Through its retail operations, LER offers natural gas marketing services to large industrial customers, while its wholesale business consists of buying and selling natural gas to other marketers, producers, utilities, power generators, pipelines, and municipalities.

Wholesale activities currently represent a large majority of LER’s total business. LER also serves power plants that use natural gas to generate electricity. Natural gas has become a popular fuel for generating electricity, and LER remains committed to acquiring the resources necessary to serve this growing market.

In the course of its business, LER enters into agreements to purchase natural gas at a future date in order to arrange supply to make sales of natural gas to its customers. To secure access to the markets it serves, LER contracts for transportation capacity with pipelines and, during the latter parts of 2011 and 2012, reduced its transportation costs through renegotiation of contracts that were up for renewal. To provide additional operational flexibility, LER also enters into park and loan transactions with pipeline companies, whereby it pays a fee to deliver natural gas to the pipeline that is redelivered to LER at a future date, at which time LER sells the natural gas to a third party. Furthermore, in October 2011, LER formed a new wholly owned subsidiary, LER Storage Services, Inc. (LSS), which became operational on January 1, 2012. Effective January 1, 2012, LSS contracted for natural gas storage capacity for a thirteen month period through January 2013 and purchased 1 Bcf of natural gas inventory. This agreement has since been extended through January 2014. In a separate transaction, LSS entered into a precedent agreement with a natural gas storage facility operator that will provide 1 Bcf of natural gas storage subject to the facility’s successful completion of an expansion program in mid-2013.

Historically, LER’s business has been primarily comprised of physically settled sales of natural gas to its wholesale and retail customers, whereby LER purchased natural gas at one location and delivered it to another, generally higher-priced location. As a result of new pipeline infrastructure and an abundance of natural gas supply, regional price differences have narrowed and overall price volatility has been reduced.  This industry-wide situation presents an opportunity for LER to enter into subsequent offsetting purchase or sale transactions at the same location in order to satisfy its commitments without incurring fuel costs to transport natural gas to a different location. As a result, LER cannot be certain that all of its wholesale purchase and sale transactions will settle physically, so many transactions entered into on or after January 1, 2012 are designated as trading activities for financial reporting purposes.  Results of operations from trading activities are reported on a net basis (instead of a gross basis) in Non-Regulated Gas Marketing Operating Revenues.  This presentation may cause reductions in and/or volatility in the Company’s operating revenues, but has no effect on operating income or net income.

LER’s strategy is to leverage its market expertise and risk management skills to manage and optimize the value of its portfolio of commodity, transportation, park and loan, and storage contracts while controlling its costs and acting on new marketplace opportunities. Despite a challenging environment, LER has remained solidly profitable. LER seeks to mitigate its commodity price and volatility risks and protect its margin through a variety of risk management and economic hedging activities, including the use of New York Mercantile Exchange (NYMEX) and Ice Clear Europe (ICE) futures, options, and swap contracts. Natural gas commodity price risk and counterparty risk associated with LER’s contracts and business are closely measured and managed as it seeks new growth opportunities.

OTHER

Laclede Pipeline Company, a wholly owned subsidiary of Laclede Group, operates a pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction. This pipeline connects the propane storage and vaporization facilities of Laclede Gas to third-party propane supply terminal facilities located in Illinois, which allows Laclede Gas to receive propane that is vaporized to supplement its natural gas supply and meet peak demands on its distribution system. Laclede Pipeline Company also provides transportation services to third parties.

Other also includes Laclede Group’s subsidiaries that are engaged in, among other activities, real estate development, compression of natural gas, and financial investments in other enterprises. These operations are conducted through seven subsidiaries. The Other category also includes Laclede Gas’ non-regulated propane services business. In April 2011, Laclede Gas began providing, on a non-regulated basis, propane-related services to a third party, including the storage of propane, because the capacity of Laclede Gas’ propane cavern facility was no longer needed in its entirety to serve utility customers. More recently, Laclede Gas also began providing storage services to its affiliate, Laclede Pipeline Company.

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

Currently, Laclede Group has investment grade credit ratings, which are subject to review and change by the rating agencies. Laclede Group has working capital lines of credit to meet the short-term liquidity needs of its subsidiaries. If the rating agencies lowered Laclede Group’s credit rating, particularly below investment grade, it might significantly limit its ability to secure new or additional credit facilities and would increase its costs of borrowing. Laclede Group’s ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on its subsidiaries’ ability to execute their operating strategies.

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

Over the last several years, Laclede Group and its subsidiaries have implemented a variety of technological tools including both company-owned information technology and technological services provided by outside parties. These tools and systems support critical functions including the Utility’s integrated planning, scheduling and dispatching of field resources, and its automated meter reading system. The failure of these or other similarly important technologies, or the Company’s inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and adversely impact its financial condition and results of operations. Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance that these efforts to date would protect against all potential issues related to the loss of any such technologies or their use. Furthermore, the Company is subject to cyber-security risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by the Company in the normal course of business, as well as breaches in the technology that manages natural gas distribution operations and other business processes. A loss of confidential or proprietary data or security breaches of other technology business tools could adversely affect the Company’s reputation, diminish customer confidence, disrupt operations, and subject the Company to possible financial liability, any of which could have a material affect on the Company’s financial condition and results of operations. The Company closely monitors both preventive and detective measures to manage these risks.

Failure to successfully implement new technology may adversely impact Laclede Group’s business operations and affect its financial condition and results of operations.

In 2011, Laclede Group began a multi-year project to replace its existing customer relationship and work management, financial, and supply chain software applications with a new suite of systems including a company-wide enterprise resource planning (ERP) system, in order to enhance its technology, customer service, and business processes. The implementation process involves a number of risks that may adversely impact Laclede Group’s business operations and/or affect its financial condition and results of operations, if not implemented successfully. The new ERP system will replace multiple legacy systems, and successful implementation is expected to enhance and provide additional benefits to a variety of important business functions, including customer care and billing, procurement and accounts payable, operational plant logistics, management reporting, and external financial reporting. The ERP implementation is a complex and time-consuming project that involves substantial expenditures for system hardware, software, and implementation activities, as well as the transformation of business and financial processes.

As with any large software project, there are many factors that may materially affect the schedule, cost, and execution/implementation of this project. Those factors include, among others: problems during the design, implementation, and testing phases; system delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management’s attention from daily operations to the project; re-works due to changes in business processes or financial reporting standards; and other events beyond the Company’s control. These types of issues could disrupt Laclede Group’s business operations and/or its ability to timely and accurately process and report key components of its financial results and and/or complete important business processes such as the evaluation of its internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, material deviations from the project plan or unsuccessful execution of the plan may adversely affect the Company’s financial position and results of operations. Currently, the first phase of this project is nearing completion and certain software applications and business processes are being placed into production. Work continues on the remaining phases of this extensive project.

Resources expended to pursue business acquisitions may adversely affect Laclede Group’s financial position and results of operations.

From time to time, Laclede Group may seek to grow through strategic acquisitions or other business arrangements. Attractive acquisition candidates may be difficult to acquire on economically acceptable terms. It is possible for Laclede Group to expend considerable resources pursuing an acquisition candidate, but for a variety of reasons such as changes in economic conditions, changes in the acquisition candidate’s business or concerns arising out of due diligence review, decide not to consummate a definitive transaction. To the extent that acquisitions are made, such acquisitions involve a number of risks, including but not limited to, the assumption of material liabilities, the diversion of management’s attention from daily operations to the integration of the acquisition, difficulties in assimilation and retention of employees, securing adequate capital to support the transaction, and regulatory approval. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial synergies expected to result from an acquisition do not develop. The failure to complete an acquisition successfully, or to integrate future acquisitions that it may choose to undertake could have an adverse effect on its financial condition and results of operations.

Changes in accounting standards may adversely impact Laclede Group’s financial condition and results of operations.

The SEC has not yet made a decision as to whether and how International Financial Reporting Standards (IFRS) should be incorporated into the United States (U.S.) financial reporting system, potentially replacing U.S. Generally Accepted Accounting Principles (GAAP). The timing of such a decision is unknown. IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (IASB), which are gaining worldwide acceptance. Incorporation of IFRS could take several forms, including full first-time adoption or a standard-by-standard adoption over a specified period of time. Unlike U.S. GAAP, IFRS does not currently address the accounting for rate-regulated activities, such as those of Laclede Gas. As such, if IFRS were fully adopted in its current state, Laclede Gas may be precluded from applying regulatory accounting principles, including the recognition of regulatory assets and regulatory liabilities. Although the IASB currently has a project on its agenda concerning the accounting for rate-regulated entities, the ultimate course of the project is unknown. The potential issues associated with rate-regulated accounting, along with other potential changes associated with the adoption of IFRS, may adversely impact Laclede Group’s financial condition and results of operations, should full adoption of IFRS be required. Also, the U.S. Financial Accounting Standards Board continues to consider various changes to U.S. GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. If approved, adoption of these changes may adversely impact Laclede Group’s financial condition and results of operations.

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

Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect Laclede Gas’ revenues and cash flows or restrict its future growth. Economic conditions in its service territory may also adversely impact the Utility’s ability to collect its accounts receivable resulting in an increase to bad debt expenses.

Laclede Gas is dependent on bank lines of credit and continued access to capital markets to successfully execute its operating strategies.

In addition to longer-term debt that is issued by the Utility under its mortgage and deed of trust dated February 1, 1945, Laclede Gas has relied, and continues to rely, upon shorter term borrowings or commercial paper supported by bank lines of credit to finance the execution of a portion of its operating strategies. The Utility is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The availability and cost of these credit sources is cyclical and these capital sources may not remain available to the Utility, or it may not be able to obtain funds at a reasonable cost in the future. Laclede Gas’ ability to borrow under its existing lines of credit depends on its compliance with the Utility’s obligations under the lines of credit. If the Utility were to breach any of the financial or other covenants under these agreements, its debt repayment obligations under them could be accelerated. Laclede Gas’ ability to issue commercial paper supported by its lines of credit, to issue long-term bonds, or to obtain new lines of credit also depends on current conditions in the credit markets. The Utility’s access to funds under committed short-term credit facilities, which are currently provided by a number of banks, is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Disruptions in the bank or capital financing markets as a result of economic uncertainty, changing or increased regulation of the financial sector, or failure of major financial institutions could adversely affect the Utility’s access to capital and negatively impact its ability to run its business and make strategic investments.

A downgrade in the Utility’s credit rating may negatively affect its ability to access capital.

Standard & Poor’s rating group, Moody’s Investors Service, and Fitch Ratings from time to time implement new requirements for various ratings levels. To maintain its current credit ratings in light of any new requirements, Laclede Gas may find it necessary to take steps to change its business plans in ways that may affect its results of operations. The Utility’s credit ratings remain at investment grade, but are subject to review and change by the rating agencies. If the rating agencies lowered the Utility’s ratings, particularly below investment grade, it could significantly limit its ability to secure new or additional credit facilities and would increase its costs of borrowing. In addition, Laclede Gas would likely be required to pay a higher interest rate in future long-term financings and the Utility’s potential pool of investors and funding sources would likely decrease. Laclede Gas’ ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on its ability to execute operating strategies. Credit ratings are an independent assessment of the Utility’s ability to pay its obligations. Consequently, real or anticipated changes in credit ratings will generally affect the market value of the specific debt instruments that are rated.

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

Such laws and regulations affect various aspects of Laclede Gas’ present and future operations. These laws and regulations require the Utility to maintain pipeline safety and system integrity by identifying and reducing pipeline risks. Compliance with these laws and regulations, or future changes in these laws and regulations, may result in increased capital, operating and other costs which may not be recoverable in a timely manner from customers in rates. Failure to comply may result in fines, penalties, or injunctive measures that would not be recoverable from customers in rates and could result in a material effect on Laclede Gas’ financial condition and results of operations.

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

Catastrophic events such as fires, earthquakes, explosions, floods, tornados, terrorist acts, or other similar occurrences could adversely affect Laclede Gas’ facilities and operations. Laclede Gas has emergency planning and training programs in place to respond to events that could cause business interruptions. However, unanticipated events or a combination of events, failure in resources needed to respond to events, or slow or inadequate response to events may have an adverse impact on the Utility’s operations, financial condition, and results of operations. The availability of insurance covering catastrophic events may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms.

RISKS THAT RELATE TO THE NON-REGULATED GAS MARKETING SEGMENT

Increased competition, fluctuations in natural gas commodity prices, expiration of existing supply and transportation arrangements, and pipeline infrastructure projects may adversely impact LER’s future profitability.

Competition in the marketplace and fluctuations in natural gas commodity prices have a direct impact on LER’s business. Changing market conditions and prices, the narrowing of regional and seasonal price differentials, and limited future price volatility may adversely impact LER’s sales margins or affect LER’s ability to procure gas supplies and/or to serve certain customers, which may reduce sales profitability and/or increase certain credit requirements caused by reductions in netting capability. Also, LER’s profitability may be impacted by the effects of the expiration, in the normal course of business, of certain of its natural gas supply contracts if those contracts cannot be replaced and/or renewed with arrangements with similar terms and pricing. Although the FERC regulates the interstate transportation of natural gas and establishes the general terms and conditions under which LER may use interstate gas pipeline capacity to purchase and transport natural gas, LER must occasionally renegotiate its transportation agreements with a concentrated group of pipeline companies. Renegotiated terms of new agreements, or increases in FERC-authorized rates of existing agreements, may impact LER’s future profitability. Profitability may also be adversely impacted if pipeline capacity or future storage capacity secured by LER is not fully utilized and/or its costs are not fully recovered.

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

In the course of its business, LER enters into contracts to purchase and sell natural gas at fixed prices and index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. LER currently manages the commodity price risk associated with fixed-price commitments for the purchase or sale of natural gas by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. These exchange-traded/cleared contracts may be designated as cash flow hedges of forecasted transactions. However, market conditions and regional price changes may cause ineffective portions of matched positions to result in financial losses. Additionally, to the extent that LER’s natural gas contracts are classified as trading activities or do not otherwise qualify for the normal purchases or normal sales designation (or the designation is not elected), the contracts are recorded as derivatives at fair value each period. Accordingly, the associated gains and losses are reported directly in earnings and may cause volatility in results of operations. Gains or losses (realized and unrealized) on certain wholesale purchase and sale contracts, consisting of those classified as trading activities, are required to be presented on a net basis (instead of a gross basis) in the statements of consolidated income. Such presentation could result in reductions to and/or volatility in the Company’s operating revenues.

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

EXECUTIVE OFFICERS OF THE REGISTRANT – Listed below are executive officers as defined by the SEC for Laclede Group. Their ages, at September 30, 2012, and positions are listed below along with their business experience during the past five years.

Name, Age, and Position with Company *	Appointed (1)

S. Sitherwood, Age 52

Laclede Group
President and Chief Executive Officer	February 2012
President (2)	September 2011

Laclede Gas
Chairman of the Board, President and Chief Executive Officer	February 2012

M. D. Waltermire, Age 54

Laclede Group
Executive Vice President, Chief Financial Officer	May 2012
Chief Financial Officer	October 2007

Laclede Gas
Executive Vice President	May 2012
Senior Vice President and Chief Financial Officer	October 2007

M. C. Darrell, Age 54

Laclede Group
Senior Vice President, General Counsel and Chief Compliance Officer	May 2012
General Counsel	May 2004

R. A. Skau, Age 55

Laclede Group
Senior Vice President, Chief Human Resources Officer (3)	May 2012

M. R. Spotanski, Age 52

Laclede Group
Senior Vice President, Chief Integration and Innovation Officer (4)	May 2012

M. C. Kullman, Age 52

Laclede Group
Senior Vice President, Chief Administrative Officer and Corporate Secretary	May 2012
Chief Governance Officer and Corporate Secretary	February 2004

Laclede Gas
Corporate Secretary	May 2012
Chief Governance Officer and Corporate Secretary	February 2004

S. P. Rasche, Age 52

Laclede Group
Senior Vice President, Finance and Accounting	May 2012

Laclede Gas
Chief Financial Officer	May 2012
Vice President, Finance (5)	November 2009

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

(3)	Mr. Skau previously served as Senior Vice President – Human Resources of Laclede Gas Company since October 2007.
(4)	Mr. Spotanski previously served as Senior Vice President – Operations and Marketing of Laclede Gas Company since October 2007.
(5)	Mr. Rasche served as the Chief Financial Officer for TLCVision Corporation from 2004 to May 2009.

Mr. Douglas H. Yaeger, Laclede Group’s previous Chairman, President and Chief Executive Officer, retired at the end of January 2012.

Effective October 1, 2012, Mr. Steven L. Lindsey was appointed Laclede Group’s Executive Vice President and Chief Operating Officer of Distribution Operations and Laclede Gas Company President. Ms. Suzanne Sitherwood, Laclede Group President and CEO, relinquished the title of Laclede Gas Company President effective October 1, 2012. Mr. Lindsey, age 46, served as Senior Vice President, Southern Operations of AGL Resources, Inc. and President of its Atlanta Gas Light, Chattanooga Gas and Florida City Gas subsidiaries since December 2011. He also served as Vice President and General Manager of Atlanta Gas Light and Chattanooga Gas from 2005 to 2011.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Laclede Group’s common stock trades on The New York Stock Exchange under the symbol “LG.” The high and the low sales price for the common stock for each quarter in the two most recent fiscal years are:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
1st Quarter	$42.81	$37.23	$37.82	$34.15
2nd Quarter	43.00	38.58	39.99	36.40
3rd Quarter	40.39	36.53	39.11	35.58
4th Quarter	43.47	39.63	40.30	32.90

The number of holders of record as of September 30, 2012 was 4,220.

Dividends declared on the common stock for the two most recent fiscal years were:

	Fiscal 2012	Fiscal 2011
1st Quarter	$0.415	$0.405
2nd Quarter	0.415	0.405
3rd Quarter	0.415	0.405
4th Quarter	0.415	0.405

For disclosures related to securities authorized for issuance under equity compensation plans, see Item 12, page 93.

Item 6. Selected Financial Data

The Laclede Group, Inc.
	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2012	2011	2010	2009	2008
Summary of Operations
Operating Revenues:
Regulated Gas Distribution	$763,447	$913,190	$864,297	$1,053,993	$1,128,287
Non-Regulated Gas Marketing	358,145	669,375	858,782	836,865	1,075,845
Other	3,883	20,742	11,950	4,340	4,841
Total Operating Revenues	1,125,475	1,603,307	1,735,029	1,895,198	2,208,973

Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	397,304	549,947	519,905	699,984	770,097
Other operation expenses	144,440	147,889	141,995	146,542	144,611
Maintenance	22,911	25,049	27,244	27,818	25,827
Depreciation and amortization	40,739	39,214	37,572	36,751	35,303
Taxes, other than income taxes	53,672	60,752	61,407	68,639	69,023
Total Regulated Gas Distribution Operating Expenses	659,066	822,851	788,123	979,734	1,044,861
Non-Regulated Gas Marketing	353,283	652,567	836,687	787,056	1,048,162
Other	2,524	9,642	5,353	3,344	4,603
Total Operating Expenses	1,014,873	1,485,060	1,630,163	1,770,134	2,097,626
Operating Income	110,602	118,247	104,866	125,064	111,347
Allowance for Funds Used During Construction	6	(98)	(112)	(152)	(72)
Other Income and (Income Deductions) - Net	3,266	275	3,232	1,605	1,953
Interest Charges:
Interest on long-term debt	22,958	23,161	24,583	24,583	19,851
Interest on long-term debt to unconsolidated affiliate trust	—	—	—	—	486
Other interest charges	1,987	2,256	2,269	5,163	9,140
Total Interest Charges	24,945	25,417	26,852	29,746	29,477
Income from Continuing Operations Before Income
Taxes and Dividends on Laclede Gas Redeemable
Preferred Stock	88,929	93,007	81,134	96,771	83,751
Income Tax Expense	26,289	29,182	27,094	32,509	26,190
Dividends on Laclede Gas Redeemable
Preferred Stock	—	—	—	15	35
Income from Continuing Operations	62,640	63,825	54,040	64,247	57,526
Income from Discontinued Operations, Net
of Income Tax	—	—	—	—	20,396
Net Income	$62,640	$63,825	$54,040	$64,247	$77,922

Weighted Average No. of Common Shares Outstanding:
Basic	22,262	22,099	21,986	21,893	21,657
Diluted	22,340	22,171	22,039	21,960	21,730

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.80	$2.87	$2.43	$2.90	$2.64
Income from Discontinued Operations	—	—	—	—	0.93
Net Income	$2.80	$2.87	$2.43	$2.90	$3.57

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$2.79	$2.86	$2.43	$2.89	$2.63
Income from Discontinued Operations	—	—	—	—	0.93
Net Income	$2.79	$2.86	$2.43	$2.89	$3.56

Item 6. Selected Financial Data (continued)

The Laclede Group, Inc.
	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2012	2011	2010	2009	2008

Dividends Declared –
Common Stock	$37,357	$36,250	$35,127	$34,100	$32,776
Dividends Declared Per
Share of Common Stock	$1.66	$1.62	$1.58	$1.54	$1.50

Utility Plant
Gross Plant – End of Period	$1,497,419	$1,386,590	$1,326,284	$1,280,238	$1,229,174
Net Plant – End of Period	1,019,299	928,683	884,084	855,929	823,197
Capital Expenditures	106,734	67,304	56,234	51,384	55,304
Property Retirements	10,055	14,800	10,946	9,732	15,629
Non-Utility Property	6,039	4,588	4,551	4,061	3,793
Other Investments	50,775	50,785	50,226	44,973	43,314
Total Assets – End of Period	1,880,262	1,783,082	1,840,196	1,762,018	1,772,655

Capitalization – End of Period
Common Stock and Paid-In Capital	$191,146	$186,133	$180,991	$176,386	$169,234
Retained Earnings	414,581	389,298	361,723	342,810	312,808
Accumulated Other Comprehensive Income (Loss)	(4,116)	(2,100)	(7,137)	(2,166)	4,437
Common Stock Equity	601,611	573,331	535,577	517,030	486,479
Laclede Gas Redeemable Preferred Stock	—	—	—	—	467
Long-Term Debt – Laclede Gas	339,416	364,357	364,298	389,240	389,181
Total Capitalization	$941,027	$937,688	$899,875	$906,270	$876,127

Shares of Common Stock
Outstanding – End of Period	22,539	22,431	22,293	22,168	21,993
Book Value Per Share – End of Period	$26.69	$25.56	$24.02	$23.32	$22.12

Consolidated Net Economic Earnings Data (a)

Net Economic Earnings (Non-GAAP)	$62,612	$62,410	$56,165	$60,806	$59,154
Add: Unrealized gain (loss) on energy-related derivative contracts, net of tax	314	1,415	(2,125)	3,441	(1,628)
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity	(163)	—	—	—	—
Add: Acquisition, Divestiture, and Restructuring Activities	(123)	—	—	—	—
Income from Continuing Operations (GAAP)	$62,640	$63,825	$54,040	$64,247	$57,526

Diluted Earnings per Share of Common Stock:
Net Economic Earnings (Non-GAAP)	$2.79	$2.79	$2.52	$2.74	$2.70
Add: Unrealized gain (loss) on energy-related derivative contracts, net of tax	0.02	0.07	(0.09)	0.15	(0.07)
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity	(0.01)	—	—	—	—
Add: Acquisition, Divestiture, and Restructuring Activities	(0.01)	—	—	—	—
Income from Continuing Operations (GAAP)	$2.79	$2.86	$2.43	$2.89	$2.63

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

RESULTS OF OPERATIONS

Overview

Laclede Group’s earnings are primarily derived from its Regulated Gas Distribution segment, which reflects the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the City of St. Louis and parts of ten counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s weather mitigation rate design lessens the impact of weather volatility on Laclede Gas’ customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, Laclede Group’s earnings are typically concentrated in the November through April period, which generally corresponds with the heating season.

Laclede Energy Resources, Inc. (LER), which includes its wholly owned subsidiary LER Storage Services, Inc. (LSS), is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Non-Regulated Gas Marketing segment. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. LER’s operations and customer base are more subject to fluctuations in market conditions than the Utility. Effective January 1, 2012, LSS contracted for 1 Bcf of natural gas storage capacity for a thirteen month period through January 2013, and purchased 1 Bcf of natural gas inventory. This agreement has since been extended through January 2014. Further, and separately, LSS entered into a precedent agreement with a natural gas storage facility operator that will provide 1 Bcf of natural gas storage subject to the facility’s successful completion of an expansion program in mid-2013.

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

On April 27, 2012, Laclede Group announced a new organizational structure that will position the Company to grow through execution of four strategic imperatives:
•	Develop and invest in emerging technologies, such as natural gas microturbines and other natural gas power generation opportunities and CNG vehicles;
•
Invest in infrastructure, such as new processes, procedures, and systems to position the Company to efficiently and effectively assimilate and operate companies that it acquires and upgrades to its regulated gas distribution system to ensure its continued safe, reliable, and efficient operation;

•	Pursue regulated growth through the acquisition of other regulated gas distribution utilities to which the Company can apply its operating model; and
•	Leverage current business unit competencies to enhance growth. As the Company implements its growth strategy, it will build on the skills and competencies it has.

The Board of Directors approved the following appointments and promotions effective May 1, 2012:

•
Mark D. Waltermire was promoted to Executive Vice President, Chief Financial Officer. In this role, Mr. Waltermire oversees strategic planning and corporate development, information technology services, finance and accounting, supply chain functions and LER.

•
Michael R. Spotanski was appointed to the newly created position of Senior Vice President, Chief Integration and Innovation Officer.  In his new role, Mr. Spotanski will lead the Company’s efforts to integrate regulated natural gas distribution utilities and other businesses that the Company acquires as part of its growth strategy, as well as its efforts to develop and invest in emerging technologies.  Previously, Mr. Spotanski was Senior Vice President, Operations and Marketing of Laclede Gas.

•
Mark C. Darrell was appointed to the position of Senior Vice President, General Counsel and Chief Compliance Officer.  In this role, Mr. Darrell supervises the Company’s corporate legal functions, including mergers and acquisition support, litigation, regulatory affairs, contracts and environmental matters.  He is also responsible for the Company’s corporate compliance.

•
Mary C. Kullman was promoted to Senior Vice President, Chief Administrative Officer and Corporate Secretary.  In her new role, Ms. Kullman’s responsibilities include overseeing corporate communications, the development and implementation of standards for shared services, enterprise risk management and internal audit.  She retains her previous role as corporate secretary and responsibility for corporate governance, securities and ethics.

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

Effective October 1, 2012, Mr. Steven L. Lindsey was appointed Laclede Group’s Executive Vice President and Chief Operating Officer of Distribution Operations and Laclede Gas’ President. Ms. Suzanne Sitherwood relinquished the Laclede Gas title of President effective October 1, 2012.

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

LER provides both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. LER utilizes its natural gas supply agreements, transportation agreements, park and loan agreements, storage agreements, and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages its natural gas commodity price and volatility risks associated with providing such services to its customers through the use of a variety of risk management activities, including the use of exchange-traded/cleared derivative instruments and other contractual arrangements. LER is committed to managing commodity price risk, while it seeks to expand the services that it now provides. Nevertheless, income from LER’s operations is more subject to fluctuations in market conditions than the Utility’s operations. LER’s business is directly impacted by the effects of competition in the marketplace and the impacts of new pipeline infrastructure and surplus natural gas supplies on natural gas commodity prices. Further, LER’s profitability may be impacted by the effects of the expiration of certain of its natural gas supply and transportation agreements if those contracts cannot be replaced and/or renewed with arrangements with similar terms and pricing.

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

In response to new pipeline infrastructure and more abundant natural gas supplies, LER may have the opportunity to enter into subsequent offsetting purchase or sale transactions at the same location in order to satisfy its commitments without incurring fuel costs to transport natural gas to a different location. Thus, LER cannot be certain that all of its wholesale purchase and sale transactions will settle physically. As such, certain transactions entered into on or after January 1, 2012 are designated as trading activities for financial reporting purposes, due to their settlement characteristics, rather than elected for normal purchases or normal sales designations under generally accepted accounting principles (GAAP). Results of operations from trading activities are reported on a net basis (instead of a gross basis) in Non-Regulated Gas Marketing Operating Revenues, which may cause reductions in and/or volatility in the Company’s operating revenues, but has no effect on operating income or net income.

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

Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. In addition, management excludes the effect of costs related to unique acquisition, divestiture, and restructuring activities, if any, when evaluating on-going performance, and therefore excludes these costs from net economic earnings. These internal non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income. Reconciliations of net economic earnings and net economic earnings per share to the Company’s most directly comparable GAAP measures are provided below.

Overview – Net Income (Loss)

(Millions, except per share amounts)	Regulated Gas Distribution	Non-Regulated Gas Marketing	Other	Total	Per Share Amounts (b)

Year Ended September 30, 2012
Net Economic Earnings (Non-GAAP)	$48.1	$12.3	$2.2	$62.6	$2.79
Add: Unrealized gain (loss) on energy-related Derivatives (a)	0.1	0.2	—	0.3	0.02
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity (a)	—	(0.2)	—	(0.2)	(0.01)
Add: Acquisition, divestiture, and restructuring Activities (a)	—	—	(0.1)	(0.1)	(0.01)
Net Income (GAAP)	$48.2	$12.3	$2.1	$62.6	$2.79

Year Ended September 30, 2011
Net Economic Earnings (Non-GAAP)	$46.9	$9.0	$6.5	$62.4	$2.79
Add: Unrealized gain (loss) on energy-related Derivatives (a)	—	1.4	—	1.4	0.07
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity (a)	—	—	—	—	—
Add: Acquisition, divestiture, and restructuring Activities (a)	—	—	—	—	—
Net Income (GAAP)	$46.9	$10.4	$6.5	$63.8	$2.86

Year Ended September 30, 2010
Net Economic Earnings (Non-GAAP)	$36.1	$15.7	$4.3	$56.1	$2.52
Add: Unrealized gain (loss) on energy-related Derivatives (a)	(0.1)	(2.0)	—	(2.1)	(0.09)
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity (a)	—	—	—	—	—
Add: Acquisition, divestiture, and restructuring Activities (a)	—	—	—	—	—
Net Income (GAAP)	$36.0	$13.7	$4.3	$54.0	$2.43

(a)
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items. For the fiscal years ended 2011 and 2010 the amount of income tax expense (benefit) included in the reconciling items above is $0.9 million and $(1.3) million, respectively. The fiscal year 2012 amount was negligible.

(b)	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $62.6 million in fiscal year 2012, compared with $63.8 million in fiscal year 2011, and $54.0 million in fiscal year 2010. Net economic earnings were $62.6 million in fiscal year 2012, compared with $62.4 million in fiscal year 2011, and $56.1 million in fiscal year 2010. Earnings decreased in fiscal year 2012 (compared with fiscal year 2011) primarily due to the $6.1 million effect of an April 2011 non-regulated sale of propane inventory recorded in Other operating income, partially offset by higher income reported by Laclede Group’s Regulated Gas Distribution and Non-Regulated Gas Marketing segments. Earnings increased in fiscal year 2011 (compared with fiscal year 2010) primarily due to improved results reported by Laclede Group’s Regulated Gas Distribution segment and increased Other operating income, partially offset by lower income reported by Laclede Group’s Non-Regulated Gas Marketing segment.

Basic and diluted earnings per share were $2.80 and $2.79, respectively for fiscal year 2012 compared with basic and diluted earnings per share of $2.87 and $2.86, respectively, for fiscal year 2011, and $2.43 for fiscal year 2010. Net economic earnings per share were $2.79 in both fiscal years 2012 and 2011 and $2.52 in fiscal year 2010. The year-to-year variations in earnings per share and net economic earnings per share were primarily due to the changes in net income and net economic earnings, respectively, in each period.

2012 vs. 2011

Regulated Gas Distribution net income and net economic earnings increased by $1.3 million and $1.2 million, respectively, in 2012, compared with 2011. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	decreases in operation and maintenance expenses, excluding pension and group insurance expenses, totaling $11.1 million; and
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues, totaling $4.6 million.

These factors were partially offset by:

•
lower system gas sales margins and other variations, totaling $7.8 million, primarily due to the effect of weather in the Utility’s service area during the fiscal year ended September 30, 2012, which was the warmest based on records dating back more than 100 years; and

•	increases in pension and group insurance expenses totaling $5.5 million.

The Non-regulated Gas Marketing segment reported net income totaling $12.3 million for fiscal year 2012, an increase in earnings of $1.9 million compared with fiscal year 2011. Net economic earnings increased $3.3 million compared with fiscal year 2011. These increases are primarily due to LER’s reduced transportation costs resulting from the renegotiation of contracts that were renewed during the latter halves of fiscal years 2011 and 2012. Increased transaction volume and LER’s ability to procure gas supply at more favorable terms were largely offset by the effects of narrower regional price differences and reduced price volatility.

Other net income and Other net economic earnings decreased by $4.4 million and $4.3 million, respectively, compared with 2011. The decrease was primarily due to the effect of Laclede Gas’ April 2011 sale of 320,000 barrels of propane from inventory that were no longer required to serve utility customers. This transaction resulted in income, net of income taxes, totaling $6.1 million.

2011 vs. 2010

Regulated Gas Distribution net income and net economic earnings increased by $10.9 million and $10.8 million, respectively, in 2011, compared with 2010. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective September 1, 2010, totaling $28.0 million; and,
•	decreases in operation and maintenance expenses, excluding pension and group insurance expenses, totaling $3.8 million.

These factors were partially offset by:

•	increases in pension and group insurance expenses, totaling $7.5 million;
•	lower ISRS revenues, totaling $6.2 million; and,
•	lower system gas sales volumes and other variations, totaling $1.4 million.

The Non-Regulated Gas Marketing segment reported net income totaling $10.4 million for fiscal year 2011, a decrease in earnings of $3.3 million compared with fiscal year 2010. Net economic earnings decreased $6.7 million compared with fiscal year 2010. These decreases were primarily due to LER’s reduced margins on sales of natural gas and the effect of 16% lower sales volumes. The reduced sales margins and volumes were driven primarily by narrow regional price differentials and limited price volatility that have prevailed in the marketplace throughout the year and become the current norm in the marketplace. On a GAAP basis, the reduced sales margins in 2011 also included the effect of after-tax net unrealized gains from certain of LER’s energy-related derivative contracts, totaling $1.4 million, recognized in earnings during fiscal year 2011, compared with after-tax net unrealized losses totaling $2.0 million, recognized during fiscal year 2010.

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

2012 vs. 2011

Regulated Gas Distribution Operating Revenues for fiscal year 2012 decreased $149.7 million compared to fiscal year 2011. Temperatures experienced in the Utility’s service area during 2012, which were the warmest on record, were 27.9% warmer than the same period last year. Total system therms sold and transported to the Utility’s customers within its service territory were 718.0 million for fiscal year 2012 compared with 885.4 million for fiscal year 2011. Total off-system therms sold and transported outside of the Utility’s service area were 308.0 million for fiscal year 2012 compared with 223.0 million for fiscal year 2011. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(114.5)
Lower prices charged for off-system sales	(43.1)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations - Overview)	36.1
Lower wholesale gas costs passed on to Utility customers	(32.8)
Higher ISRS revenues	4.6
Total Variation	$(149.7)

2011 vs. 2010

Regulated Gas Distribution Operating Revenues for fiscal year 2011 increased $48.9 million compared to fiscal year 2010. Temperatures experienced in the Utility’s service area during 2011 were essentially normal, but 1.1% colder than fiscal year 2010. Total system therms sold and transported to the Utility’s customers within its service territory were 885.4 million for fiscal year 2011 compared with 894.5 million for fiscal year 2010. Total off-system therms sold and transported outside of the Utility’s service area were 223.0 million for fiscal year 2011 compared with 71.0 million for fiscal year 2010. The increase in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations - Overview)	$67.9
General rate increase, effective September 1, 2010	28.0
Lower wholesale gas costs passed on to Utility customers	(20.5)
Lower system sales volumes and other variations	(15.3)
Lower ISRS revenues	(6.2)
Lower prices charged for off-system sales	(5.0)
Total Variation	$48.9

Regulated Gas Distribution Operating Expenses

2012 vs. 2011

Regulated Gas Distribution Operating Expenses in fiscal year 2012 decreased $163.8 million, or 19.9% from fiscal year 2011. Natural and propane gas expense decreased $152.6 million from last year’s level, primarily attributable to decreased system volumes purchased for sendout, lower rates charged by our suppliers, and lower off-system gas expense. Other operation and maintenance expenses decreased $5.6 million, or 3.2%, primarily due to a higher rate of overheads capitalized, decreased maintenance charges, a lower provision for uncollectible accounts, and a decrease in customer accounts expenses. These factors were partially offset by higher pension and group insurance expenses. Depreciation and amortization expense increased $1.5 million, or 3.9%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $7.1 million, or 11.7%, primarily due to decreased gross receipts taxes, attributable to decreased system sales revenues.

2011 vs. 2010

Regulated Gas Distribution Operating Expenses in fiscal year 2011 increased $34.7 million, or 4.4%, from fiscal year 2010. Natural and propane gas expense increased $30.0 million from fiscal year 2010, primarily attributable to higher off-system gas expense, partially offset by lower rates charged by our suppliers and decreased system volumes purchased for sendout. Other operation and maintenance expenses increased $3.7 million, or 2.2%, primarily due to higher pension expense and increased group insurance charges, partially offset by a higher rate of overheads capitalized and decreased maintenance charges. Depreciation and amortization expense increased $1.6 million, or 4.4%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $0.7 million, or 1.1%, primarily due to decreased gross receipts taxes, attributable to decreased system sales revenues.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

In fiscal year 2012, Non-Regulated Gas Marketing Operating Revenues decreased $311.2 million and Non-Regulated Gas Marketing Operating Expenses decreased $299.3 million from fiscal year 2011. These decreases were primarily attributable to the effect of recording certain transactions on a net basis, instead of gross basis, which had no effect on earnings, as described in greater detail in Results of Operations – Overview. These decreases were also due to lower per unit gas prices.

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

Other Operating Revenues and Operating Expenses

Other Operating Revenues decreased $16.9 million in fiscal year 2012 (compared to fiscal year 2011) and increased $8.8 million in fiscal year 2011 (compared to fiscal year 2010). Other Operating Expenses decreased $7.1 million in fiscal year 2012 (compared to fiscal year 2011) and increased $4.3 million in fiscal year 2011 (compared to fiscal year 2010). These year-to-year variations were primarily attributable to non-regulated sales of propane inventory in fiscal years 2011 and 2010. These transactions resulted in pre-tax income of $10.0 million in fiscal year 2011 and $6.0 million in fiscal year 2010. This type of transaction did not recur in fiscal year 2012.

Other Income and (Income Deductions)-Net

Other Income and (Income Deductions)–Net increased $3.1 million in fiscal year 2012 (compared to fiscal year 2011) primarily due to higher net investment gains, partially offset by increased charitable contributions.

Other Income and (Income Deductions)-Net decreased $2.9 million in fiscal year 2011 (compared to fiscal year 2010), primarily due to higher charitable contributions, lower net investment gains, and a decrease in income associated with carrying costs applied to under-recoveries of gas costs and lower interest income. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Interest Charges

Interest charges decreased $0.5 million in fiscal year 2012 (from fiscal year 2011) and $1.4 million in fiscal year 2011 (from fiscal year 2010). These decreases were primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2% first mortgage bonds. Average short-term interest rates were 0.3% for fiscal years 2012, 2011 and 2010. Average short-term borrowings were $43.8 million, $54.7 million, and $107.9 million for fiscal years 2012, 2011, and 2010, respectively.

Income Taxes

Income tax expense decreased $2.9 million in fiscal year 2012 (from fiscal year 2011) and increased $2.1 million in fiscal year 2011 (over fiscal year 2010). These variations were primarily due to changes in pre-tax income. The variations for both periods also reflect net changes in unrecognized tax benefits recorded in earnings and various property-related deductions.

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

The table below reflects the sensitivity of Laclede’s plans to potential changes in key assumptions:

Pension Plan Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual
		Benefit	Net Pension
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(10,610)	$260
	(0.25)	10,910	(280)

Rate of Future Compensation Increase	0.25%	6,000	300
	(0.25)	(5,900)	(300)

Expected Return on Plan Assets	0.25%	—	(640)
	(0.25)	—	640

Postretirement Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual Net
		Postretirement	Postretirement
		Benefit	Benefit
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(3,180)	$(133)
	(0.25)	3,270	133

Expected Return on Plan Assets	0.25%	—	(140)
	(0.25)	—	140

Annual Medical Cost Trend	1.00%	8,240	1,580
	(1.00)	(7,670)	(1,440)

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

Non-Regulated Gas Marketing Energy Contracts – LER routinely enters into contracts associated with the physical purchase or sale of natural gas in a future period. In determining the appropriate accounting treatment for these contracts, management is required to assess the contract terms and various other factors to determine if the contracts are subject to the derivative accounting guidance in ASC Topic 815, “Derivatives and Hedging.” If a contract is deemed to meet the definition of derivative, management’s judgment may be further required in determining if the contract is eligible for the normal purchases or normal sales election, which, if elected, permits the Company to account for the contract in the period the natural gas is delivered. Pursuant to GAAP, contracts not designated as normal purchases or normal sales are required to be accounted for as derivatives with changes in fair value (representing unrealized gains or losses) recognized in earnings in the periods prior to physical delivery. Furthermore, management is required to determine whether revenues and expenses, including realized and unrealized gains and losses, on energy contracts should be reported on a gross or net basis in the Statements of Consolidated Income. In the absence of quoted prices in active markets for identical assets or liabilities, determining the fair value of a derivative contract requires judgment as to the appropriateness of various market inputs and involves making assumptions regarding how market participants would price the asset or liability. In addition to these physical contracts, LER also utilizes natural gas futures, swap, and option contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) and Ice Clear Europe (ICE) to manage the price risk associated with certain of its fixed-price commitments. These contracts may be designated for hedge accounting treatment, as discussed in Note 10 of the Notes to Consolidated Financial Statements.

For further discussion of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.

REGULATORY AND OTHER MATTERS

There are several regulatory matters affecting Laclede Gas.

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008, 2009, and 2010. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

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

On November 9, 2011, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.0 million annually, essentially all of which was approved by the MoPSC effective January 13, 2012. On April 27, 2012, the Utility made another ISRS filing with the Commission. As a result of such filing, on June 27, 2012, the MoPSC approved an annual increase in ISRS revenues of $3.2 million effective July 9, 2012.

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

INFLATION

The accompanying consolidated financial statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital-intensive nature of the business of Laclede Gas, the most significant impact of inflation is on the depreciation of utility plant. Rate regulation, to which Laclede Gas is subject, allows recovery through its rates of only the historical cost of utility plant as depreciation. The Utility expects to incur significant capital expenditures during the next few years, primarily related to both an on-going multi-year software replacement project to enhance technology, customer service, and business processes and the planned increased replacements of distribution plant. Laclede Gas believes that any higher costs experienced upon replacement of existing facilities will be recovered through the normal regulatory process.

FINANCIAL CONDITION

CASH FLOWS

The Company’s short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments), variations in the timing of collections of gas cost under the Utility’s PGA Clause, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and can cause significant variations in the Company’s cash provided by or used in operating activities.

Net cash provided by operating activities for fiscal years 2012, 2011 and 2010 was $128.1 million, $167.2 million and $106.9 million, respectively. The decrease in net cash provided by operating activities in fiscal year 2012 (compared to fiscal year 2011) is primarily attributable to variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, including the net effect of increased cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and changes in the cost of natural gas storage inventories. The decrease is also attributable to the effect of a non-regulated sale of propane inventory in fiscal year 2011 and increased cash payments for the funding of pension plans this year. The improvement in net cash provided by operating activities in fiscal year 2011 (compared to fiscal year 2010) is primarily attributable to reduced cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations in the timing of the collection of gas costs under the PGA Clause, as well as improved operating earnings of the Utility. These factors were partially offset by a reduction in operating cash flows at LER and higher net cash payments for income taxes.

Net cash used in investing activities for fiscal years 2012, 2011 and 2010 was $105.4 million, $67.0 million and $60.8 million, respectively. Net cash used in investing activities primarily reflected capital expenditures in all periods. The variations primarily reflect additional capital expenditures for distribution plant and information technology investments.

Net cash used in financing activities for fiscal years 2012, 2011, and 2010 was $38.5 million, $143.8 million, and $33.8 million, respectively. The decrease in net cash used in financing activities in fiscal year 2012 (from fiscal year 2011) primarily reflects decreased repayments of short-term debt this year and the effect of the maturity of long-term debt last year. The increase in net cash used in financing activities in fiscal year 2011 (over fiscal year 2010) primarily reflects increased repayments of short-term debt and the maturity of long-term debt in fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Laclede Group had temporary cash investments totaling $23.3 million at September 30, 2012, earning an average interest rate of 0.2% compared to $19.8 million earning an average interest rate of 0.2% at September 30, 2011. These investments, which are presented in the Cash and cash equivalents line of the Consolidated Balance Sheets, were diversified among money market funds and interest-bearing deposits at highly-rated commercial banks. The money market funds are accessible by the Company on demand. The bank deposits are also generally available on demand, though the banks reserve the right to require seven days’ notice for a withdrawal. These funds are used to support the working capital needs of the Company’s subsidiaries. The balance of short-term investments ranged between $5.3 million and $23.3 million during fiscal year 2012 and ranged between $13.3 million and $85.8 million during fiscal year 2011. Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during fiscal years 2012 and 2011.

Short-term Debt

As indicated in the discussion of cash flows above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At September 30, 2012, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, $257.1 million of which is scheduled to expire in July 2017 and $42.9 million of which is scheduled to expire in July 2016. The largest portion provided by a single bank is 17.9%. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 47% of total capitalization on September 30, 2012.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in a syndicated line of credit, $42.9 million of which expires in July 2017 and $7.1 million of which expires in July 2016, to meet short-term liquidity needs of its subsidiaries. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. As defined in the line of credit, this ratio stood at 40% on September 30, 2012. Occasionally, Laclede Group’s lines may be used to provide for the funding needs of various subsidiaries. There were no borrowings under Laclede Group’s lines during fiscal years 2012 and 2011, other than a minimal one-day draw under previous lines for administrative purposes in 2011.

Information about Laclede Group’s consolidated short-term borrowings (excluding intercompany borrowings) during the 12 months ended September 30, 2012 and 2011 and as of September 30, 2012 and 2011, is presented below:

Commercial Paper Borrowings

12 Months Ended September 30, 2012
Weighted average borrowings outstanding	$43.8 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 – $133.5 million

As of September 30, 2012
Borrowings outstanding at end of period	$40.1 million
Weighted average interest rate	0.2%

12 Months Ended September 30, 2011
Weighted average borrowings outstanding	$54.6 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 – $172.1 million

As of September 30, 2011
Borrowings outstanding at end of period	$46.0 million
Weighted average interest rate	0.3%

Based on average short-term borrowings for the 12 months ended September 30, 2012, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $0.4 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt, Equity, and Shelf Registrations

On August 3, 2012, Laclede Gas Company committed to issue $100 million of first mortgage bonds in a private placement, with settlement scheduled for March 2013. Of this $100 million, $55 million will be issued at 3.00% for a 10-year term, maturing in March 2023, and $45 million will be issued at 3.40% for a 15-year term, maturing in March 2028. Simultaneously, Laclede Group committed to the issuance of $25 million of 3.31% 10-year unsecured notes in a private placement, with settlement scheduled for December 2012. The proceeds will be used for general corporate purposes.

Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, which expires May 28, 2013. The entire amount of this shelf registration remains available to Laclede Gas at this time.

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million. This authorization was originally effective through June 30, 2013. In August 2012, Laclede Gas filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension was approved October 24, 2012, to be effective on November 23, 2012. During the year ended September 30, 2012, pursuant to this authority, the Utility sold 1,087 shares of its common stock to Laclede Group for $42.7 million. As of November 19, 2012, $473.1 million remains available under this authorization. After the settlement of the $100 million in bonds in March 2013, $373.1 million in authorization will remain, assuming no other uses in the interim. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At September 30, 2012, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). On October 15, 2012, Laclede Gas paid at maturity $25 million principal amount of 6 1/2% first mortgage bonds. While the remaining long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 285,222 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 238,320 and 229,704 shares at September 30, 2012 and November 19, 2012, respectively, remaining available for issuance under its Form S-3. Laclede Group also has an automatic shelf registration statement on Form S-3 for the issuance of equity and debt securities. No securities have been issued under that S-3. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company and the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $106.7 million for fiscal 2012, compared with $67.3 million and $56.2 million for fiscal years 2011 and 2010, respectively. Utility capital expenditures are expected to be approximately $113 million in fiscal year 2013. The increases in capital expenditures, compared with prior periods, are primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing customer relationship and work management, financial, and supply chain software applications. Non-utility capital expenditures for fiscal year 2012 were $2.1 million compared with $0.3 million in fiscal year 2011 and $0.8 million in fiscal year 2010, and are estimated to be approximately $2 million for fiscal year 2013.

Consolidated capitalization at September 30, 2012 consisted of 63.9% Laclede Group common stock equity and 36.1% Laclede Gas long-term debt, compared to 61.1% Laclede Group common stock equity and 38.9% Laclede Gas long-term debt at September 30, 2011.

Laclede Group’s ratio of earnings to fixed charges was 4.4 for fiscal years 2012 and 2011 and 3.8 for fiscal year 2010.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

CONTRACTUAL OBLIGATIONS

As of September 30, 2012, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Principal Payments on Long-Term Debt (a)	$365.0	$25.0	$—	$—	$340.0
Interest Payments on Long-Term Debt (a)	438.2	22.1	42.7	42.7	330.7
Capital Leases (b)	0.2	0.1	0.1	—	—
Operating Leases (b)	8.5	3.9	4.4	0.2	—
Purchase Obligations – Natural Gas (c)	454.7	363.4	71.2	19.3	0.8
Purchase Obligations – Other (d)	85.7	25.3	21.6	18.2	20.6
Total (e)	$1,352.3	$439.8	$140.0	$80.4	$692.1

(a)
The principal and interest payments on long-term debt included in the table above do not include obligations associated with Laclede Group’s commitment to issue $25 million of 3.31% 10-year unsecured notes or Laclede Gas’ commitment to issue $100 million of first mortgage bonds in private placements scheduled for settlement in December 2012 and March 2013, respectively. Of this $100 million, $55 million will be issued at 3.00% for a 10-year term, and $45 million will be issued at 3.40% for a 15-year term. Refer to Long-term Debt, Equity, and Shelf Registrations on page 39 for additional information.

(b)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Regulated Gas Distribution and Non-Regulated Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2012 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $5.8 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $23.3 million in fiscal year 2013. Laclede Gas anticipates a $0.5 million contribution relative to its non-qualified pension plans during fiscal year 2013. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $15.7 million to the qualified trusts and $0.8 million directly to participants from Laclede Gas’ funds during fiscal year 2013. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

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

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At September 30, 2012 and 2011, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.

As mentioned above, LER uses natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to manage the commodity price risk associated with its fixed-price natural gas purchase and sale commitments. These derivative instruments may be designated as cash flow hedges of forecasted purchases or sales. Such accounting treatment, if elected, generally permits a substantial portion of the gain or loss to be deferred from recognition in earnings until the period that the associated forecasted purchase or sale is recognized in earnings. To the extent a hedge is effective, gains or losses on the derivatives will be offset by changes in the value of the hedged forecasted transactions. Information about the fair values of LER’s exchange-traded/cleared natural gas derivative instruments is presented below:

(Thousands)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin

Net balance of derivative assets at September 30, 2011	$209	$1,100	$1,309
Changes in fair value	2,966	—	2,966
Settlements/purchases - net	(6,690)	—	(6,690)
Changes in cash margin	—	4,389	4,389
Net balance of derivative assets at September 30, 2012	$(3,515)	$5,489	$1,974

(Thousands)	At September 30, 2012
	Maturity by Fiscal Year
	Total	2013	2014
Fair values of exchange-traded/cleared natural gas derivatives - net	$(3,515)	$(3,482)	$(33)

MMBtu – net long futures/swap/option positions	(9,925)	(9,995)	70

Certain of LER’s physical natural gas derivative contracts are designated as normal purchases or normal sales, as permitted by GAAP. This election permits the Company to account for the contract in the period the natural gas is delivered. Contracts not designated as normal purchases or normal sales, including those designated as trading activities, are accounted for as derivatives with changes in fair value recognized in earnings in the periods prior to settlement. Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal year 2014:

(Thousands)

Net balance of derivative assets at September 30, 2011	$1,923
Changes in fair value	4,469
Settlements	(3,651)
Net balance of derivative assets at September 30, 2012	$2,741

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during fiscal year 2012, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.4 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At September 30, 2012, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the internal control over financial reporting of The Laclede Group, Inc. and subsidiaries (the "Company") as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2012 of the Company and our report dated November 19, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 19, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of The Laclede Group, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 19, 2012

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME

(Thousands, Except Per Share Amounts)
Years Ended September 30	2012	2011	2010

Operating Revenues:
Regulated Gas Distribution	$763,447	$913,190	$864,297
Non-Regulated Gas Marketing	358,145	669,375	858,782
Other	3,883	20,742	11,950
Total Operating Revenues	1,125,475	1,603,307	1,735,029
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	397,304	549,947	519,905
Other operation expenses	144,440	147,889	141,995
Maintenance	22,911	25,049	27,244
Depreciation and amortization	40,739	39,214	37,572
Taxes, other than income taxes	53,672	60,752	61,407
Total Regulated Gas Distribution Operating Expenses	659,066	822,851	788,123
Non-Regulated Gas Marketing	353,283	652,567	836,687
Other	2,524	9,642	5,353
Total Operating Expenses	1,014,873	1,485,060	1,630,163
Operating Income	110,602	118,247	104,866
Other Income and (Income Deductions) – Net	3,272	177	3,120
Interest Charges:
Interest on long-term debt	22,958	23,161	24,583
Other interest charges	1,987	2,256	2,269
Total Interest Charges	24,945	25,417	26,852
Income Before Income Taxes	88,929	93,007	81,134
Income Tax Expense	26,289	29,182	27,094
Net Income	$62,640	$63,825	$54,040

Weighted Average Number of Common Shares Outstanding:
Basic	22,262	22,099	21,986
Diluted	22,340	22,171	22,039

Basic Earnings Per Share of Common Stock	$2.80	$2.87	$2.43

Diluted Earnings Per Share of Common Stock	$2.79	$2.86	$2.43

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Thousands)
Years Ended September 30	2012	2011	2010

Net Income	$62,640	$63,825	$54,040
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	4,802	5,581	5,259
Reclassification adjustment for (gains) losses included in net income	(8,397)	1,861	(13,045)
Net unrealized (losses) gains on cash flow hedging
derivative instruments	(3,595)	7,442	(7,786)
Defined benefit pension and other postretirement benefit plans:
Net actuarial (loss) gain arising during the period	(3,397)	339	(1,783)
Amortization of actuarial loss included in net periodic pension and
postretirement benefit cost	3,706	426	1,471
Net defined benefit pension and other postretirement benefit plans	309	765	(312)
Other Comprehensive (Loss) Income, Before Tax	(3,286)	8,207	(8,098)
Income Tax (Benefit) Expense Related to Items
of Other Comprehensive (Loss) Income	(1,270)	3,170	(3,127)
Other Comprehensive (Loss) Income, Net of Tax	(2,016)	5,037	(4,971)
Comprehensive Income	$60,624	$68,862	$49,069

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(Thousands)
September 30	2012	2011

ASSETS
Utility Plant	$1,497,419	$1,386,590
Less – Accumulated depreciation and amortization	478,120	457,907
Net Utility Plant	1,019,299	928,683

Non-utility property (net of accumulated depreciation and
amortization, 2012, $10,018; 2011, $9,457)	6,039	4,588
Other investments	50,775	50,785
Other Property and Investments	56,814	55,373

Current Assets:
Cash and cash equivalents	27,457	43,277
Accounts receivable:
Utility	64,027	71,090
Non-utility	51,042	50,894
Other	26,478	12,572
Allowance for doubtful accounts	(7,705)	(10,073)
Inventories:
Natural gas stored underground	92,729	115,170
Propane gas	10,200	8,961
Materials and supplies at average cost	3,543	4,229
Natural gas receivable	22,377	30,689
Derivative instrument assets	2,855	7,759
Unamortized purchased gas adjustments	40,674	25,719
Prepayments and other	9,339	8,847
Total Current Assets	343,016	369,134

Deferred Charges:
Regulatory assets	456,047	423,492
Other	5,086	6,400
Total Deferred Charges	461,133	429,892
Total Assets	$1,880,262	$1,783,082

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

(Thousands)
September 30	2012	2011

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$601,611	$573,331
Long-term debt (less current portion) – Laclede Gas	339,416	364,357
Total Capitalization	941,027	937,688

Current Liabilities:
Notes payable	40,100	46,000
Accounts payable	89,503	96,561
Advance customer billings	25,146	15,230
Current portion of long-term debt	25,000	—
Wages and compensation accrued	13,908	13,650
Dividends payable	9,831	9,359
Customer deposits	8,565	10,048
Interest accrued	8,590	8,812
Taxes accrued	11,304	11,901
Deferred income taxes	6,675	8,405
Other	13,502	11,968
Total Current Liabilities	252,124	231,934

Deferred Credits and Other Liabilities:
Deferred income taxes	355,509	315,405
Unamortized investment tax credits	3,113	3,326
Pension and postretirement benefit costs	196,558	185,701
Asset retirement obligations	40,368	27,495
Regulatory liabilities	56,319	50,846
Other	35,244	30,687
Total Deferred Credits and Other Liabilities	687,111	613,460
Commitments and Contingencies (Note 15)
Total Capitalization and Liabilities	$1,880,262	$1,783,082

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION

(Thousands, Except for Shares and Per Share Amounts)
September 30	2012	2011

Common Stock Equity:
Common stock, par value $1 per share:
Authorized – 2012 and 2011, 70,000,000 shares
Issued – 2012, 22,539,431 shares; and 2011, 22,430,734 shares	$22,539	$22,431
Paid-in capital	168,607	163,702
Retained earnings	414,581	389,298
Accumulated other comprehensive loss	(4,116)	(2,100)
Total Common Stock Equity	601,611	573,331

Long-Term Debt – Laclede Gas:
First Mortgage Bonds:
6-1/2% Series, due October 15, 2012	—	25,000
5-1/2% Series, due May 1, 2019	50,000	50,000
7% Series, due June 1, 2029	25,000	25,000
7.90% Series, due September 15, 2030	30,000	30,000
6% Series, due May 1, 2034	100,000	100,000
6.15% Series, due June 1, 2036	55,000	55,000
6.35% Series, due October 15, 2038	80,000	80,000
Total	340,000	365,000
Unamortized discount, net of premium, on long-term debt	(584)	(643)
Total Long-Term Debt – Laclede Gas	339,416	364,357
Total Capitalization	$941,027	$937,688

Long-term debt dollar amounts are exclusive of current portion.

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Issued		Paid-in	Retained	Accum. Other Comp.
(Thousands, Except for Shares and Per Share Amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE OCTOBER 1, 2009	22,168,120	$22,168	$154,218	$342,810	$(2,166)	$517,030
Net income	—	—	—	54,040	—	54,040
Dividend reinvestment plan	42,733	43	1,379	—	—	1,422
Stock-based compensation costs	—	—	3,783	—	—	3,783
Equity Incentive Plan	81,951	82	302	—	—	384
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(576)	—	—	(576)
Non-employee directors’ restricted stock awards	—	—	(406)	—	—	(406)
Tax benefit – stock compensation	—	—	(2)	—	—	(2)
Dividends declared:
Common stock ($1.58 per share)	—	—	—	(35,127)	—	(35,127)
Other comprehensive loss, net of tax	—	—	—	—	(4,971)	(4,971)
BALANCE SEPTEMBER 30, 2010	22,292,804	22,293	158,698	361,723	(7,137)	535,577
Net income	—	—	—	63,825	—	63,825
Dividend reinvestment plan	43,354	43	1,571	—	—	1,614
Stock-based compensation costs	—	—	3,949	—	—	3,949
Equity Incentive Plan	94,576	95	840	—	—	935
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(1,162)	—	—	(1,162)
Non-employee directors’ restricted stock awards	—	—	(494)	—	—	(494)
Tax benefit – stock compensation	—	—	300	—	—	300
Dividends declared:
Common stock ($1.62 per share)	—	—	—	(36,250)	—	(36,250)
Other comprehensive income, net of tax	—	—	—	—	5,037	5,037
BALANCE SEPTEMBER 30, 2011	22,430,734	22,431	163,702	389,298	(2,100)	573,331
Net income	—	—	—	62,640	—	62,640
Dividend reinvestment plan	46,107	46	1,795	—	—	1,841
Stock-based compensation costs	—	—	2,702	—	—	2,702
Equity Incentive Plan	62,590	62	2,408	—	—	2,470
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(1,203)	—	—	(1,203)
Non-employee directors’ restricted stock awards	—	—	(565)	—	—	(565)
Tax benefit – stock compensation	—	—	(232)	—	—	(232)
Dividends declared:
Common stock ($1.66 per share)	—	—	—	(37,357)	—	(37,357)
Other comprehensive loss, net of tax	—	—	—	—	(2,016)	(2,016)
BALANCE SEPTEMBER 30, 2012	22,539,431	$22,539	$168,607	$414,581	$(4,116)	$601,611

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

(Thousands)
Years Ended September 30	2012	2011	2010

Operating Activities:
Net Income	$62,640	$63,825	$54,040
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	41,339	39,764	37,908
Deferred income taxes and investment tax credits	30,554	23,885	32,757
Other - net	75	3,431	2,891
Changes in assets and liabilities:
Accounts receivable – net	(9,359)	3,106	(7,594)
Unamortized purchased gas adjustments	(14,955)	(2,001)	(26,848)
Deferred purchased gas costs	11,090	44,565	20,265
Accounts payable	(8,790)	(4,860)	22,457
Advance customer billings – net	9,916	(1,579)	(4,331)
Taxes accrued	(1,169)	1,387	(5,583)
Natural gas stored underground	22,441	(1,594)	(20,263)
Other assets and liabilities	(15,681)	(2,742)	1,216
Net cash provided by operating activities	128,101	167,187	106,915

Investing Activities:
Capital expenditures	(108,843)	(67,638)	(56,997)
Other investments	3,439	631	(3,776)
Net cash used in investing activities	(105,404)	(67,007)	(60,773)

Financing Activities:
Maturity of first mortgage bonds	—	(25,000)	—
Repayment of short-term debt - net	(5,900)	(83,650)	(150)
Change in book overdrafts	1,455	(545)	358
Issuance of common stock	4,311	2,549	1,806
Non-employee directors’ restricted stock awards	(565)	(494)	(406)
Dividends paid	(36,896)	(35,821)	(34,851)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(1,203)	(1,162)	(576)
Excess tax benefits from stock-based compensation	338	314	131
Other	(57)	(13)	(126)
Net cash used in financing activities	(38,517)	(143,822)	(33,814)

Net (Decrease) Increase in Cash and Cash Equivalents	(15,820)	(43,642)	12,328
Cash and Cash Equivalents at Beginning of Year	43,277	86,919	74,591
Cash and Cash Equivalents at End of Year	$27,457	$43,277	$86,919

Supplemental Disclosure of Cash Paid (Refunded) During the Year for:
Interest	$24,557	$25,332	$26,393
Income taxes	1,540	6,860	(3,842)

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
NATURE OF OPERATIONS - Laclede Group is a public utility holding company under the Public Utility Holding Company Act of 2005. All subsidiaries are wholly owned by Laclede Group. The Regulated Gas Distribution segment includes the regulated activities of Laclede Gas, Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas serves an area in eastern Missouri, with a population of approximately 2.2 million, including the City of St. Louis and parts of ten counties in eastern Missouri. As an adjunct to its gas distribution business, Laclede Gas operates an underground natural gas storage field. The Non-Regulated Gas Marketing segment includes LER, a subsidiary engaged in the marketing of natural gas and related activities on a non-regulated basis, and LSS, a wholly owned subsidiary of LER, engaged in providing natural gas storage services. The activities of other subsidiaries and the non-regulated activities of Laclede Gas are described in Note 14, Information by Operating Segment, and are included in the Other column.
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
Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. In fiscal years 2012, 2011, and 2010, annual depreciation and amortization expense averaged 3.1% of the original cost of depreciable and amortizable property.
The Utility’s capital expenditures were $106.7 million, $67.3 million, and $56.2 million for fiscal years 2012, 2011, and 2010, respectively. Additionally, the Utility had recorded accruals for capital expenditures totaling $9.7 million at September 30, 2012, $8.2 million at September 30, 2011, and $2.2 million at September 30, 2010. Accrued capital expenditures are excluded from the Statements of Consolidated Cash Flows.

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
The following table presents a reconciliation of the beginning and ending balances of Asset retirement obligations at September 30 as reported in the Consolidated Balance Sheets:

(Thousands)	2012	2011

Asset retirement obligations, beginning of year	$27,495	$25,837
Liabilities incurred during the period	851	687
Liabilities settled during the period	(601)	(574)
Accretion	1,637	1,545
Revisions in estimated cash flows	10,986	—
Asset retirement obligations, end of year	$40,368	$27,495

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

The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

(Thousands)	2012	2011

Regulatory Assets:
Future income taxes due from customers	$118,997	$106,460
Pension and postretirement benefit costs	304,446	272,126
Unamortized purchased gas adjustments	40,674	25,719
Purchased gas costs	18,386	29,476
Compensated absences	7,836	7,769
Cold weather rule	—	2,023
Other	6,382	5,638
Total Regulatory Assets	$496,721	$449,211
Regulatory Liabilities:
Unamortized investment tax credits	$3,113	$3,326
Accrued cost of removal	55,103	49,380
Other	1,216	1,466
Total Regulatory Liabilities	$59,432	$54,172

As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 million are being recovered and amortized on a straight-line basis over a fifteen-year period, without return on investment. Amortization of these costs totaled $9.0 million from December 27, 1999 through September 30, 2012.
NATURAL GAS STORED UNDERGROUND AND PROPANE GAS – For the Regulated Gas Distribution operating segment, inventory of Utility natural gas in storage is priced on a last-in, first-out (LIFO) basis and inventory of Utility propane gas in storage is priced on a first-in, first-out (FIFO) basis. The replacement cost of Utility natural gas stored underground for current use at September 30, 2012 and September 30, 2011 was less than the LIFO cost by $24.3 million and $19.9 million, respectively. The carrying value of Utility inventory is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Laclede Group’s other operating segments is recorded at the lower of average cost or market.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at September 30, 2012 and 2011, for the Utility, were $11.6 million and $11.8 million, respectively.
LER and Laclede Group’s other subsidiaries record revenues when earned, either when the product is delivered or when services are performed.
In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales, and, as such, are excluded from the scope of ASC Topic 815, “Derivatives and Hedging.” As such, those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value (representing unrealized gains or losses) recognized in earnings in the periods prior to physical delivery. For additional information on derivative instruments, refer to Note 10, Derivative Instruments and Hedging Activities. Certain of LER’s wholesale purchase and sale transactions entered on or after January 1, 2012 are classified as trading activities for financial reporting purposes rather than elected for normal purchases or normal sales designations. Under GAAP, revenues and expenses associated with trading activities are presented on a net basis in Non-Regulated Gas Marketing Operating Revenues in the Statements of Consolidated Income. This net presentation has no effect on operating income or net income.
.

PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT – As authorized by the MoPSC, the PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. To better match customer billings with market natural gas prices, the Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Certain provisions of the PGA Clause are included below:

•
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

•
The MoPSC approved a plan applicable to the Utility’s gas supply commodity costs under which it retains a portion of cost savings associated with the acquisition of natural gas below an established benchmark level. This gas supply cost management program allows the Utility to retain 10% of cost savings, up to a maximum of $3.0 million annually. Laclede Gas did not record any income under the plan during the three fiscal years reported. Income recorded under the plan, if any, is included in Regulated Gas Distribution Operating Revenues on the Statements of Consolidated Income.

Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a deferred charge or credit at the end of the fiscal year. These costs include costs and cost reductions associated with the use of derivative instruments and gas inventory carrying costs, amounts due to or from customers related to operation of the gas supply cost management program, refunds received from the Company’s suppliers in connection with gas supply, transportation, and storage services, and carrying costs on such over- or under-recoveries. At that time, the balance is classified as a current asset or current liability and recovered from, or credited to, customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings. The PGA Clause also provides for the treatment of income from off-system sales and capacity release revenues. Pre-tax income from off-system sales and capacity release revenues is shared with customers, with an estimated amount assumed in PGA rates. The customer share of such income is determined in accordance with the table below. The difference between the actual amount allocated to customers for each fiscal year and the estimated amount assumed in PGA rates is recovered from, or credited to, customers over an annual period commencing in the subsequent November.

Pre-tax Income	Customer Share	Company Share
First $2 million	85%	15%
Next $2 million	80%	20%
Next $2 million	75%	25%
Amounts exceeding $6 million	70%	30%

INCOME TAXES - Laclede Group and its subsidiaries have elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. GAAP permits the benefit from a tax position to be recognized only if, and to the extent that, it is more likely than not that the tax position will be sustained upon examination by the taxing authority, based on the technical merits of the position. Unrecognized tax benefits and related interest and penalties, if any, are recorded as liabilities or as a reduction to deferred tax assets. Laclede Group companies record deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the tax basis and the related carrying amounts of assets and liabilities in the financial statements. Changes in enacted tax rates, if any, and certain property basis differences are reflected by entries to regulatory asset or regulatory liability accounts for regulated companies, and are reflected as income or loss for non-regulated companies.
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
NATURAL GAS RECEIVABLE – LER enters into natural gas transactions with natural gas pipeline companies known as park and loan arrangements. Under the terms of the arrangements, LER purchases natural gas from a third party and delivers that natural gas to the pipeline company for the right to receive the same quantity of natural gas from the pipeline company at the same location in a future period. These arrangements are accounted for as non-monetary transactions under GAAP and are recorded at the carrying amount. As such, natural gas receivables are reflected on the Consolidated Balance Sheets at cost, which includes related pipeline fees associated with the transactions. In the period that the natural gas is returned to LER, concurrent with the sale of the natural gas to a third party, the related natural gas receivable is expensed in the Statements of Consolidated Income. In conjunction with these transactions, LER usually enters into New York Mercantile Exchange (NYMEX) and Ice Clear Europe (ICE) natural gas futures, options, and swap contracts or fixed price sales agreements to protect against market changes in future sales prices.
EARNINGS PER COMMON SHARE - GAAP requires dual presentation of basic and diluted earnings per share (EPS). EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Certain of the Company’s stock-based compensation awards pay nonforfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares, pursuant to the treasury stock method. Shares attributable to non-participating stock options and time-vested restricted stock/units are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. Shares attributable to non-participating performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance and/or market conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. The Company’s EPS computations are presented in Note 4, Earnings Per Common Share.
GROSS RECEIPTS AND SALES TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues were $35.9 million, $43.5 million, and $44.1 million for fiscal years 2012, 2011, and 2010, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
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

Pension Plans

Laclede Gas has non-contributory, defined benefit, trusteed forms of pension plans covering substantially all employees. Plan assets consist primarily of corporate and U.S. government obligations and a growth segment consisting of exposure to equity markets, commodities, real estate and inflation-indexed securities, achieved through derivative instruments.
Pension costs in 2012, 2011, and 2010 amounted to $20.1 million, $14.3 million, and $7.4 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

(Thousands)	2012	2011	2010

Service cost – benefits earned during the period	$9,203	$9,553	$8,841
Interest cost on projected benefit obligation	19,358	18,819	19,729
Expected return on plan assets	(19,595)	(18,849)	(20,256)
Amortization of prior service cost	592	642	756
Amortization of actuarial loss	9,040	10,228	8,107
Loss on lump-sum settlements	20,051	943	1,078
Sub-total	38,649	21,336	18,255
Regulatory adjustment	(18,579)	(7,066)	(10,862)
Net pension cost	$20,070	$14,270	$7,393

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2012	2011	2010

Current year actuarial loss (gain)	$32,884	$(13,485)	$3,822
Amortization of actuarial loss	(29,091)	(11,171)	(9,185)
Current year prior service credit	—	—	(2,949)
Amortization of prior service cost	(592)	(642)	(756)
Sub-total	3,201	(25,298)	(9,068)
Regulatory adjustment	(3,510)	24,533	9,380
Total recognized in other comprehensive income	$(309)	$(765)	$312

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a MoPSC Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump-sum payments recognized as settlements during fiscal year 2012, 2011 and 2010 were $60.1 million, $2.3 million, and $2.3 million, respectively.
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

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

(Thousands)	2012	2011

Benefit obligation at beginning of year	$384,163	$398,360
Service cost	9,203	9,553
Interest cost	19,358	18,819
Actuarial loss (gain)	52,161	(12,625)
Settlement loss	14,348	746
Gross benefits paid *	(67,062)	(30,690)

Benefit obligation at end of year	$412,171	$384,163

Accumulated benefit obligation at end of year	$353,061	$329,594

*Includes $(60,085) and $(2,333) lump-sum payments recognized as settlements in fiscal years 2012 and 2011, respectively.

    The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2012	2011

Fair value of plan assets at beginning of year	$247,959	$240,922
Actual return on plan assets	53,220	20,455
Employer contributions	40,013	17,272
Gross benefits paid *	(67,062)	(30,690)
Fair value of plan assets at end of year	$274,130	$247,959

Funded status of plans, end of year	$(138,041)	$(136,204)

* Includes $(60,085) and $(2,333) lump-sum payments recognized as settlements in fiscal years 2012 and 2011, respectively.

The following table sets forth the amounts recognized in the Consolidated Balance Sheets at September 30:

(Thousands)	2012	2011

Current liabilities	$(468)	$(2,440)
Noncurrent liabilities	(137,573)	(133,764)
Total	$(138,041)	$(136,204)

Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic pension cost consist of:
Net actuarial loss	$136,464	$132,671
Prior service costs	5,011	5,603
Sub-total	141,475	138,274
Adjustments for amounts included in Regulatory Assets	(137,845)	(134,334)
Total	$3,630	$3,940

At September 30, 2012, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic pension cost during fiscal year 2013:

(Thousands)

Amortization of net actuarial loss	$11,356
Amortization of prior service cost	544
Sub-total	11,900
Regulatory adjustment	(11,538)
Total	$362

The assumptions used to calculate net periodic pension costs are as follows:

	2012	2011	2010

Weighted average discount rate	5.10%	4.75%	5.25%
Weighted average rate of future compensation increase	3.00%	3.00%	3.25%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.25%

The weighted average discount rate is based on long-term, high quality bond indices at the measurement date. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each class. The expected return is a long-term assumption that generally does not change annually. However, in 2012 and 2011, the expected return assumption was adjusted to reflect capital market volatility in recent years.
The assumptions used to calculate the benefit obligations are as follows:

	2012	2011

Weighted average discount rate	3.95%	5.10%
Weighted average rate of future compensation increase	3.00%	3.00%

Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

(Thousands)	2012	2011

Projected benefit obligation	$412,171	$384,163
Fair value of plan assets	274,130	247,959

Accumulated benefit obligation	353,061	329,594
Fair value of plan assets	274,130	247,959

Following are the targeted and actual plan assets by category as of September 30 of each year:

	2013	2012	2011
	Target	Actual	Actual

Growth Strategy
Equity Markets	42.5%	37.3%	44.6%
Commodities	2.5%	2.2%	0.0%
Real Estate	2.5%	2.2%	0.0%
Inflation-Indexed Securities	2.5%	2.2%	0.0%
Debt Securities	50.0%	41.1%	55.3%
Other*	0.0%	15.0%	0.1%
Total	100.0%	100.0%	100.0%

*Other investments in 2011 and 2012 consist of cash equivalents. The relatively large cash position at September 30, 2012 was due to a transition taking place between investment managers and was invested in debt securities in a matter of days.

Laclede Gas’ investment policy is designed to maximize, to the extent possible, the funded status of the plan over time, and minimize volatility of funding and costs. The policy seeks to maximize investment returns consistent with these objectives and Laclede Gas’ tolerance for risk. The duration of plan liabilities and the impact of potential changes in asset values on the funded status are fundamental considerations in the selection of plan assets. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with the policy. The policy seeks to avoid significant concentrations of risk by investing in a diversified portfolio of assets. Investments in corporate, U. S. government and agencies, and, to a lesser extent, international debt securities seek to provide duration matching with plan liabilities, and typically have investment grade ratings and reflect allocations across various entities and industries. During 2012, exposures to additional asset types were added to the target portfolio: commodities, real estate and inflation-indexed securities. The investment policy permits the use of derivative instruments, which may be used to achieve the desired market exposure of an index, adjust portfolio duration, or rebalance the total portfolio to the target asset allocation. The Growth Strategy utilizes a combination of derivative instruments and debt securities to achieve diversified exposure to equity and other markets while generating returns from the fixed-income investments and providing further duration matching with the liabilities. Performance and compliance with the guidelines is regularly monitored. The policy calls for increased allocations to debt securities as the funded status improves.
Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Pensions from Qualified Trust	Pensions from Laclede Gas Funds

2013	$19.0	$0.5
2014	19.1	0.5
2015	22.1	0.5
2016	24.5	0.6
2017	27.9	0.7
2018 – 2022	187.2	4.4

The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal year 2013 are anticipated to be $23.3 million into the qualified trusts, and $0.5 million into the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs in 2012, 2011, and 2010 amounted to $9.5 million, $9.1 million, and $7.6 million, respectively, including amounts charged to construction.

Net periodic postretirement benefit costs consisted of the following components:

(Thousands)	2012	2011	2010

Service cost – benefits earned during the period	$8,060	$7,676	$6,442
Interest cost on accumulated postretirement
benefit obligation	5,521	4,843	4,515
Expected return on plan assets	(3,965)	(3,646)	(3,032)
Amortization of transition obligation	136	136	136
Amortization of prior service credit	(2,072)	(2,328)	(2,328)
Amortization of actuarial loss	4,261	4,443	3,980
Sub-total	11,941	11,124	9,713
Regulatory adjustment	(2,417)	(2,071)	(2,071)
Net postretirement benefit cost	$9,524	$9,053	$7,642

Other changes in plan assets and postretirement benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2012	2011	2010

Current year actuarial loss	$10,138	$1,696	$6,713
Amortization of actuarial loss	(4,261)	(4,443)	(3,980)
Amortization of prior service credit	2,072	2,328	2,328
Amortization of transition obligation	(136)	(136)	(136)
Sub-total	7,813	(555)	4,925
Regulatory adjustment	(7,813)	555	(4,925)
Total recognized in other comprehensive income	$—	$—	$—

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
The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

(Thousands)	2012	2011

Benefit obligation at beginning of year	$103,991	$97,979
Service cost	8,060	7,676
Interest cost	5,521	4,843
Actuarial loss (gain)	15,895	(1,159)
Gross benefits paid	(6,250)	(5,348)
Benefit obligation at end of year	$127,217	$103,991

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2012	2011

Fair value of plan assets at beginning of year	$51,744	$45,090
Actual return on plan assets	9,722	791
Employer contributions	12,226	11,211
Gross benefits paid	(6,250)	(5,348)
Fair value of plan assets at end of year	$67,442	$51,744

Funded status of plans, end of year	$(59,775)	$(52,247)

The following table sets forth the amounts recognized in the Consolidated Balance Sheets at September 30:

(Thousands)	2012	2011

Current liabilities	$(790)	$(310)
Noncurrent liabilities	(58,985)	(51,937)
Total	$(59,775)	$(52,247)

Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic postretirement benefit cost consist of:
Net actuarial loss	$52,573	$46,696
Prior service credit	(24)	(2,096)
Transition obligation	93	229
Sub-total	52,642	44,829
Adjustments for amounts included in Regulatory Assets	(52,642)	(44,829)
Total	$—	$—

At September 30, 2012, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during fiscal year 2013:

(Thousands)
Amortization of net actuarial loss	$5,300
Amortization of prior service cost	3
Amortization of transition obligation	93
Sub-total	5,396
Regulatory adjustment	(5,396)
Total	$—

The assumptions used to calculate net periodic postretirement benefit costs are as follows:

	2012	2011	2010

Weighted average discount rate	5.05%	4.70%	5.15%
Weighted average rate of future compensation increase	3.00%	3.00%	3.25%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.25%

The weighted average discount rate is based on long-term, high quality bond indices at the measurement date. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each class. The expected return is a long-term assumption that generally does not change annually. However, in 2012 and 2011, the expected return assumption was adjusted to reflect capital market volatility in recent years.
The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2012	2011

Weighted average discount rate	3.80%	5.05%
Weighted average rate of future compensation increase	3.00%	3.00%

The assumed medical cost trend rates at September 30 are as follows:

	2012	2011
Medical cost trend assumed for next year	7.00%	7.50%
Rate to which the medical cost trend rate is assumed to decline
(the ultimate medical cost trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2017	2017

The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

(Thousands)	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost	$1,580	$(1,440)
Effect on accumulated postretirement benefit obligation	8,240	(7,670)

Following are the targeted and actual plan assets by category as of September 30 of each year:

	2013	2012	2011
	Target	Actual	Actual

Equity Securities	60.0%	59.0%	59.0%
Debt Securities	40.0%	39.0%	41.0%
Other	0.0%	2.0%	0.0%
Total	100.0%	100.0%	100.0%

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

Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Benefits Paid from Qualified Trust	Benefits Paid from Laclede Gas Funds

2013	$4.7	$0.8
2014	5.3	0.3
2015	5.8	0.3
2016	6.4	0.3
2017	7.4	0.4
2018 – 2022	56.5	2.1

Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Contributions to the postretirement plans in fiscal year 2013 are anticipated to be $15.7 million to the qualified trusts, and $0.8 million paid directly to participants from Laclede Gas funds.

Other Plans

Laclede Gas sponsors 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Laclede Gas provides a match of such contributions within specific limits. The cost of the defined contribution plans of Laclede Gas amounted to $3.8 million, $3.6 million, and $3.6 million for fiscal years 2012, 2011, and 2010, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets

The table below categorizes the fair value measurements of Laclede Gas’ pension plan assets:

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2012
Cash and cash equivalents	$57,614	$—	$—	$57,614
Debt Securities
U.S. bond mutual funds	36,767	—	—	36,767
U.S. government	—	57,925	—	57,925
U.S. corporate	—	93,169	—	93,169
U.S. municipal	—	9,493	—	9,493
International	—	18,885	—	18,885
Derivative instruments (a)	—	277	—	277
Total	$94,381	$179,749	$—	$274,130

As of September 30, 2011
Cash and cash equivalents	$2,123	$—	$—	$2,123
Debt Securities
U.S. bond mutual funds	36,542	—	—	36,542
U.S. government	—	80,185	—	80,185
U.S. corporate	—	103,352	—	103,352
U.S. municipal	—	9,019	—	9,019
International	—	18,578	—	18,578
Derivative instruments (b)	—	(1,840)	—	(1,840)
Total	$38,665	$209,294	$—	$247,959

(a)		Derivative assets of $3,027 net of cash margin payable of $2,750.
(b)		Derivative liabilities of $10,661 net of cash margin receivable of $8,821.

The table below categorizes the fair value measurements of Laclede Gas’ postretirement plan assets:

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2012
Cash and cash equivalents	$1,106	$—	$—	$1,106
U.S. stock/bond mutual fund	66,336	—	—	66,336
Total	$67,442	$—	$—	$67,442

As of September 30, 2011
Cash and cash equivalents	$1,109	$—	$—	$1,109
U.S. stock/bond mutual fund	50,635	—	—	50,635
Total	$51,744	$—	$—	$51,744

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

The Laclede Group 2006 Equity Incentive Plan (the 2006 Plan) was amended and approved at the annual meeting of shareholders of Laclede Group on January 26, 2012, as discussed below. The purpose of the 2006 Plan is to encourage officers and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation Committee (Committee) of the Board of Directors may grant awards under the 2006 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Committee. Under the terms of the 2006 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. As approved by shareholders, effective February 1, 2012, members of the Company’s Board of Directors are also eligible to participate in the 2006 Plan and no additional awards will be granted under the Restricted Stock Plan for Non-Employee Directors. The 2006 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award, with pro rata vesting permitted during the minimum three year vesting period. The maximum number of shares reserved for issuance under the 2006 Plan is 1,250,000. The 2006 Plan replaced the Laclede Group Equity Incentive Plan (the 2003 Plan). Shares reserved under the 2003 Plan, other than those needed for currently outstanding awards, were canceled upon shareholder approval of the 2006 Plan.
The Company issues new shares to satisfy employee restricted stock awards and stock option exercises. Prior to February 1, 2012, shares for non-employee directors were purchased on the open market.

Restricted Stock Awards

During fiscal year 2012, the Company granted 103,763 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $36.55 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2014. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting, but are subject to forfeiture if the underlying share units do not vest. The number of share units that will ultimately vest is dependent upon the attainment of certain levels of earnings and other strategic goals, as well as the Company’s level of total shareholder return (TSR) during the performance period relative to a comparator group of companies. This TSR provision is considered a market condition under GAAP and is discussed further below.
The weighted average grant date fair value of performance-contingent restricted shares and share units granted during fiscal years 2011 and 2010 was $30.68 and $25.41 per share, respectively.

Fiscal year 2012 activity of restricted stock and restricted stock units subject to performance and/or market conditions is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2011	259,075	$34.29

Granted (maximum shares that can be earned)	103,763	$36.55
Vested	(48,429)	$48.70
Forfeited	(82,006)	$38.27

Nonvested at September 30, 2012	232,403	$30.89

During fiscal year 2012, the Company granted 30,475 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $39.72 per share. These shares were awarded on December 1, 2011 and May 1, 2012 and vest December 1, 2014 and May 1, 2015, respectively. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal year 2011 and 2010 was $35.93 and $30.55 per share, respectively.
During fiscal year 2012, the Company granted 13,700 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $41.36 per share. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2011 and 2010 was $39.48 and $32.32 per share, respectively. These shares were granted under the Restricted Stock Plan for Non-Employee Directors and vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights. As discussed above, effective February 1, 2012, any awards to non-employee directors will be made pursuant to The Laclede Group 2006 Equity Incentive Plan.
Time-vested restricted stock and stock unit activity for fiscal year 2012 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2011	143,350	$37.00

Granted	44,175	$40.23
Vested	(57,110)	$41.26
Forfeited	(15,300)	$33.87

Nonvested at September 30, 2012	115,115	$36.54

During fiscal year 2012, 90,839 shares of restricted stock and stock units (performance-contingent and time-vested), awarded on February 14, 2008, November 5, 2008, and March 31, 2009, vested. The Company withheld 30,052 of the vested shares at a weighted average price of $40.02 per share pursuant to elections by employees to satisfy tax withholding obligations. During fiscal year 2011, 94,500 shares of restricted stock (performance-contingent and time-vested), awarded on December 5, 2007, vested. The Company withheld 32,373 of these vested shares at a weighted average price of $35.90 per share pursuant to elections by employees to satisfy tax withholding obligations. During fiscal year 2010, 58,250 shares of performance-contingent restricted stock, awarded on November 2, 2006 and December 5, 2007, vested. The Company withheld 18,899 of these vested shares at a weighted average price of $30.49 per share pursuant to elections by employees to satisfy tax withholding obligations.

The total fair value of restricted stock (performance-contingent and time-vested) vested during fiscal years 2012, 2011, and 2010 was $4.2 million, $3.6 million, and $2.0 million, respectively, and the related actual tax benefit realized was $1.6 million, $1.4 million, and $0.8 million, respectively.

Stock Option Awards

No stock options were granted during fiscal years 2012, 2011, and 2010. Stock option activity for fiscal year 2012 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2011	305,875	$30.72

Granted	—	$—
Exercised	(91,875)	$30.03
Forfeited	—	$—
Expired	—	$—

Outstanding at September 30, 2012	214,000	$31.02	2.4	$2,563

Fully Vested and Expected to Vest at September 30, 2012	214,000	$31.02	2.4	$2,563

Exercisable at September 30, 2012	214,000	$31.02	2.4	$2,563

Exercise prices of options outstanding at September 30, 2012 range from $23.27 to $34.95. During fiscal year 2012, cash received from the exercise of stock options was $2.5 million, the intrinsic value of the options exercised was $1.0 million and the related actual tax benefit realized was $0.4 million. During fiscal year 2011, cash received from the exercise of stock options was $0.9 million, the intrinsic value of the options exercised was $0.2 million and the related actual tax benefit realized was $0.1 million. During fiscal year 2010, cash received from the exercise of stock options was $0.4 million, the intrinsic value of the options exercised was $34,000 and the related actual tax benefit realized was $13,000.
The closing price of the Company’s common stock was $43.00 at September 30, 2012.

Equity Compensation Costs

Compensation cost for performance-contingent restricted stock and stock unit awards is based upon the probable outcome of the performance conditions. For shares or units that do not vest or that are not expected to vest due to the outcome of the performance conditions (excluding market conditions), no compensation cost is recognized and any previously recognized compensation cost is reversed.

The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, is estimated using the closing price of the Company’s stock on the date of the grant. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value of the awards subject to the TSR provision awarded during fiscal years 2012, 2011, and 2010 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2012	2011	2010

Risk free interest rate	0.39%	0.79%	1.40%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	23.21%	33.42%	35.30%
Vesting period	2.8 years	2.8 years	2.9 years

The risk free interest rate was based on the yield on U.S. Treasury securities matching the vesting period. The expected volatility is based on the historical volatility of the Company’s stock. Volatility assumptions were also made for each of the companies included in the comparator group. The vesting period is equal to the performance period set forth in the terms of the award.
The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

(Thousands)	2012	2011	2010

Total equity compensation cost	$2,707	$3,980	$3,795
Compensation cost capitalized	(808)	(924)	(798)
Compensation cost recognized in net income	1,899	3,056	2,997
Income tax benefit recognized in net income	(733)	(1,179)	(1,156)
Compensation cost recognized in net income, net of income tax	$1,166	$1,877	$1,841

As of September 30, 2012, there was $4.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.2 years.

4.	EARNINGS PER COMMON SHARE

(Thousands, Except Per Share Amounts)	2012	2011	2010
Basic EPS:
Net Income	$62,640	$63,825	$54,040
Less: Income allocated to participating securities	340	497	529
Net Income Available to Common Shareholders	$62,300	$63,328	$53,511

Weighted Average Shares Outstanding	22,262	22,099	21,986
Earnings Per Share of Common Stock	$2.80	$2.87	$2.43

Diluted EPS:
Net Income	$62,640	$63,825	$54,040
Less: Income allocated to participating securities	340	496	528
Net Income Available to Common Shareholders	$62,300	$63,329	$53,512

Weighted Average Shares Outstanding	22,262	22,099	21,986
Dilutive Effect of Stock Options, Restricted Stock,
and Restricted Stock Units	78	72	53
Weighted Average Diluted Shares	22,340	22,171	22,039

Earnings Per Share of Common Stock	$2.79	$2.86	$2.43

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Antidilutive stock options	—	—	75
Restricted stock and stock units subject to performance and/or market conditions	195	203	123
Total	195	203	198

5.	STOCKHOLDERS’ EQUITY

Total shares of common stock outstanding were 22.54 million and 22.43 million at September 30, 2012 and 2011, respectively.
Common stock and paid-in capital increased $5.0 million in fiscal year 2012. The issuance of 46,107 common shares under the Dividend Reinvestment and Stock Purchase Plan increased common stock and paid-in capital by $1.8 million. The remaining $3.2 million increase was primarily due to stock-based compensation costs and the issuance of 62,590 shares of common stock under the Equity Incentive Plan. Common stock and paid-in capital increased $5.1 million in fiscal year 2011. The issuance of 43,354 common shares under the Dividend Reinvestment and Stock Purchase Plan increased common stock and paid-in capital by $1.6 million. The remaining $3.5 million increase was primarily due to stock-based compensation costs and the issuance of 94,576 shares of common stock under the Equity Incentive Plan.
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

Substantially all of the utility plant of Laclede Gas is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas’ ability to pay cash dividends on its common stock. These provisions are applicable regardless of whether the stock is publicly held or, as has been the case since the formation of Laclede Group, held solely by the Utility’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953, would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8 million plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953, to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2012 and 2011, the amount under the mortgage’s formula that was available to pay dividends was $355 million and $299 million, respectively. Thus, all of the Utility’s retained earnings were free from such restrictions as of those dates.
Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 285,222 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 238,320 and 229,704 shares at September 30, 2012 and November 19, 2012, respectively, remaining available for issuance under this Form S-3. The Company filed this Form S-3 on July 29, 2011 to replace the previous Form S-3, which was scheduled to expire later that year. In addition, on January 28, 2011, Laclede Group filed an automatic shelf registration statement on Form S-3 for the issuance of equity and debt securities. No securities have been issued under that S-3. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.
Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, all of which remains available to Laclede Gas at this time. The Utility has authority from the MoPSC to issue up to $518 million in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital. This authorization was originally effective through June 30, 2013. In August 2012, Laclede Gas filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension was approved October 24, 2012, to be effective on November 23, 2012. At September 30, 2012, $473.1 million remained under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.
The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the
Consolidated Balance Sheets at September 30 were as follows:

(Thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, September 30, 2010	$(4,247)	$(2,890)	$(7,137)
Current-period change	4,567	470	5,037
Balance, September 30, 2011	320	(2,420)	(2,100)
Current-period change	(2,206)	190	(2,016)
Balance, September 30, 2012	$(1,886)	$(2,230)	$(4,116)

Income tax expense (benefit) recorded for items of other comprehensive income reported in the Statements of Consolidated Comprehensive Income is calculated by applying statutory federal, state, and local income tax rates applicable to ordinary income. The tax rates applied to individual items of other comprehensive income are similar within each reporting period.

6.	LONG-TERM DEBT

Maturities on long-term debt for the five fiscal years subsequent to September 30, 2012 are as follows:

2013	$25 million	(Paid at maturity on October 15, 2012)
2014	—
2015	—
2016	—
2017	—

Laclede Gas paid at maturity two debt obligations, each for $25 million principal amount of 6 1/2% first mortgage bonds, on November 15, 2010 and on October 15, 2012. These maturities were both funded through short-term borrowings.
At September 30, 2012, Laclede Gas had fixed-rate long-term debt, including the current portion, totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Of the Utility’s $365 million in long-term debt, $50 million have no call options, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.
Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of up to $350 million of first mortgage bonds, unsecured debt, and preferred stock, all of which remains available to Laclede Gas at this time. The Utility has authority from the MoPSC to issue up to $518 million in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital. This authorization was originally effective through June 30, 2013. In August 2012, Laclede Gas filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension was approved October 24, 2012, to be effective on November 23, 2012. At September 30, 2012, $473.1 million remained under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.
Substantially all of the utility plant of Laclede Gas is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas’ ability to pay cash dividends on its common stock, which are described more fully in Note 5, Stockholders’ Equity.
At September 30, 2012 and 2011, Laclede Gas had preferred stock shares authorized totaling 1,480,000, but none were issued and outstanding.
For information on additional financing commitments, refer to Note 15, Commitments and Contingencies.

7.	NOTES PAYABLE AND CREDIT AGREEMENTS

The Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $300 million from seven banks, $257.1 million of which is scheduled to expire in July 2017 and $42.9 million of which is scheduled to expire in July 2016. The largest portion provided by a single bank is 17.9%.
Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On September 30, 2012, total debt was 47% of total capitalization.
Information about the Laclede Group’s short-term borrowings (excluding intercompany borrowings) during the 12 months ended September 30, and as of September 30, is presented below for 2012 and 2011:

Commercial Paper Borrowings

12 Months Ended September 30, 2012
Weighted average borrowings outstanding	$43.8 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 – $133.5 million

As of September 30, 2012
Borrowings outstanding at end of period	$40.1 million
Weighted average interest rate	0.2%

12 Months Ended September 30, 2011
Weighted average borrowings outstanding	$54.6 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 – $172.1 million

As of September 30, 2011
Borrowings outstanding at end of period	$46.0 million
Weighted average interest rate	0.3%

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in a syndicated line of credit, $42.9 million of which expires in July 2017 and $7.1 million of which expires in July 2016, to meet short-term liquidity needs of its subsidiaries. The line of credit has covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 40% on September 30, 2012. Occasionally, Laclede Group’s lines may be used to provide for the funding needs of various subsidiaries. There were no borrowings under Laclede Group’s lines during fiscal years 2012 and 2011, other than a minimal one-day draw under previous lines for administrative purposes in 2011.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis at September 30, 2012 and 2011 are as follows:

			Classification of Estimated Fair Value (a)
(Thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2012
Cash and cash equivalents	$27,457	$27,457	$17,380	$10,077	$—
Short-term debt	40,100	40,100	—	40,100	—
Long-term debt, including current portion	364,416	452,768	—	452,768	—

As of September 30, 2011
Cash and cash equivalents	$43,277	$43,277
Short-term debt	46,000	46,000
Long-term debt	364,357	443,739

(a) The Company adopted the provisions of ASU 2011-04 (ASC Topic 820) in the second quarter of fiscal year 2012 on a prospective basis. Accordingly, disclosures for prior periods are not required to be presented.

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 9, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

9.	FAIR VALUE MEASUREMENTS

The following table categorizes the assets and liabilities in the Consolidated Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2012
Assets
U. S. Stock/Bond Mutual Funds	$13,187	$—	$—	$—	$13,187
NYMEX/ICE natural gas contracts	7,411	994	—	(8,405)	—
NYMEX gasoline and heating oil contracts	344	—	—	(344)	—
Natural gas commodity contracts	—	3,060	113	(299)	2,874
Total	$20,942	$4,054	$113	$(9,048)	$16,061

Liabilities
NYMEX/ICE natural gas contracts	$12,253	$1,891	$—	$(14,144)	$—
Natural gas commodity contracts	—	428	4	(299)	133
Total	$12,253	$2,319	$4	$(14,443)	$133

As of September 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$14,833	$—	$—	$—	$14,833
NYMEX/ICE natural gas contracts	4,856	—	—	1,975	6,831
NYMEX gasoline and heating oil contracts	19	—	—	162	181
Natural gas commodity contracts	—	2,018	66	(108)	1,976
Total	$19,708	$2,018	$66	$2,029	$23,821

Liabilities
NYMEX/ICE natural gas contracts	$20,928	$—	$—	$(20,928)	$—
NYMEX gasoline and heating oil contracts	124	—	—	(124)	—
Natural gas commodity contracts	—	109	53	(108)	54
Total	$21,052	$109	$53	$(21,160)	$54

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

(Thousands)	2012	2011

Beginning of period	$13	$23
Settlements	(54)	(86)
Net losses related to derivatives not held at end of period	(68)	(78)
Net gains related to derivatives still held at end of period	218	154
End of period	$109	$13

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At September 30, 2012, Laclede Gas held 0.8 million gallons of gasoline futures contracts at an average price of $2.29 per gallon and 0.3 million gallons of gasoline options contracts. Most of these contracts, the longest of which extends to April 2014, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815. The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, which includes its wholly owned subsidiary LER Storage Services, Inc., enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2012, the fair values of 52.3 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 51.0 million MMBtu will settle during fiscal year 2013, while the remaining 1.3 million MMBtu will settle during fiscal year 2014. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures, swap, and option contracts to lock in margins. At September 30, 2012, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX and ICE natural gas futures, swap, and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2012, it is expected that approximately $3.1 million of pretax losses will be reclassified into the Statements of Consolidated Income during fiscal year 2013. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.
The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX/ICE natural gas futures and swap positions at September 30, 2012 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures/swap positions
Fiscal 2013	—	$—	12.41	$3.27
Fiscal 2014	—	—	0.08	3.68

Open long futures/swap positions
Fiscal 2013	23.53	$4.01	2.41	$3.54
Fiscal 2014	1.87	3.45	0.15	4.22

At September 30, 2012, Laclede Gas and LER also had 11.4 million MMBtu and 3.8 million MMBtu, respectively, of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

	Location of Gain (Loss)
(Thousands)	Recorded in Income	2012	2011	2010
Derivatives in Cash Flow Hedging Relationships

Effective portion of gain (loss) recognized in OCI on derivatives:
NYMEX/ICE natural gas contracts		$4,505	$5,226	$5,099
NYMEX gasoline and heating oil contracts		297	355	160
Total		$4,802	$5,581	$5,259

Effective portion of gain (loss) reclassified from AOCI to income:
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$18,929	$7,443	$15,632
	Non-Regulated Gas Marketing Operating Expenses	(10,532)	(9,770)	(2,851)
Sub-total		8,397	(2,327)	12,781

NYMEX gasoline and heating oil contracts	Regulated Gas Distribution Other Operation Expenses	—	466	264
Total		$8,397	$(1,861)	$13,045

Ineffective portion of gain (loss) on derivatives recognized in income:
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$(36)	$966	$1,338
	Non-Regulated Gas Marketing Operating Expenses	(263)	(1,322)	(2,305)
Sub-total		(299)	(356)	(967)

NYMEX gasoline and heating oil contracts	Regulated Gas Distribution Other Operation Expenses	175	12	(57)
Total		$(124)	$(344)	$(1,024)

Derivatives Not Designated as Hedging Instruments*

Gain (loss) recognized in income on derivatives:
Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$3,782	$(660)	$4,269
	Non-Regulated Gas Marketing Operating Expenses	687	4,229	(3,435)
NYMEX/ICE natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	(615)	(115)	(11)
	Non-Regulated Gas Marketing Operating Expenses	(625)	(3)	(552)
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	19	37	(1)
Total		$3,248	$3,488	$270

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2012

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX/ICE natural gas contracts	Accounts Receivable – Other	$405		Accounts Receivable – Other	$3,413
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	334		Accounts Receivable – Other	—
Sub-total		739			3,413

Derivatives not designated as hedging instruments

NYMEX/ICE natural gas contracts	Accounts Receivable – Other	8,000		Accounts Receivable – Other	10,731
Natural gas commodity contracts	Derivative Instrument Assets	3,150		Derivative Instrument Assets	295
	Other Current Liabilities	4		Other Current Liabilities	137
	Other Deferred Charges	19		Other Deferred Charges	—
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	10		Accounts Receivable – Other	—
Sub-total		11,183			11,163
Total derivatives		$11,922			$14,576

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2011

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$4,395		Derivative Instrument Assets	$4,105
	Other Deferred Charges	4		Other Deferred Charges	85
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	15		Derivative Instrument Assets	117
Sub-total		4,414			4,307

Derivatives not designated as hedging instruments

NYMEX/ICE natural gas contracts	Derivative Instrument Assets	457		Derivative Instrument Assets	16,330
	Other Deferred Charges	—		Other Deferred Charges	408
Natural gas commodity contracts	Derivative Instrument Assets	1,894		Derivative Instrument Assets	100
	Other Current Liabilities	8		Other Current Liabilities	62
	Other Deferred Charges	183		Other Deferred Charges	—
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	4		Derivative Instrument Assets	7
Sub-total		2,546			16,907
Total derivatives		$6,960			$21,214

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

	(Thousands)	2012	2011

	Fair value of asset derivatives presented above	$11,922	$6,960
	Fair value of cash margin receivables offset with derivatives	5,478	23,188
	Netting of assets and liabilities with the same counterparty	(14,526)	(21,160)
	Total	$2,874	$8,988

	Derivative Instrument Assets, per Consolidated Balance Sheets:
	Derivative instrument assets	$2,855	$7,759
	Other deferred charges	19	1,229
	Total	$2,874	$8,988

	Fair value of liability derivatives presented above	$14,576	$21,214
	Fair value of cash margin payables offset with derivatives	83	—
	Netting of assets and liabilities with the same counterparty	(14,526)	(21,160)
	Derivative instrument liabilities, per Consolidated Balance Sheets*	$133	$54

*	Included in the Other line of the Current Liabilities section

Additionally, at September 30, 2012, the Company had $10.0 million in cash margin receivables not offset with derivatives, that are presented in Accounts Receivable – Other. There was no such amount at September 30, 2011.

11.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $16.2 million at September 30, 2012. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $8.4 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $20.8 million of total accounts receivable at September 30, 2012, while net receivable amounts from these customers, reflecting netting arrangements, were $14.3 million. LER also has concentrations of credit risk with certain individually significant counterparties. At September 30, 2012, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure), were $16.5 million. Four of these five largest counterparties are investment-grade rated companies. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $14.0 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

12.	INCOME TAXES

The net provisions for income taxes charged during the fiscal years ended September 30, 2012, 2011, and 2010 are as follows:

(Thousands)	2012	2011	2010

Included in Statements of Consolidated Income:
Federal
Current	$(3,835)	$4,724	$(4,796)
Deferred	26,365	20,602	28,304
Investment tax credits	(213)	(213)	(216)
State and local
Current	(430)	573	(867)
Deferred	4,402	3,496	4,669
Total Income Tax Expense	$26,289	$29,182	$27,094

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2012	2011	2010

Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal
income tax benefits	2.9	2.8	3.0
Certain expenses capitalized on books and
deducted on tax return	(6.9)	(5.0)	(4.0)
Taxes related to prior years	(0.8)	(0.7)	0.1
Other items – net	(0.6)	(0.7)	(0.7)
Effective income tax rate	29.6%	31.4%	33.4%

The significant items comprising the net deferred tax liability recognized in the Consolidated Balance Sheets as of September 30 are as follows:

(Thousands)	2012	2011

Deferred tax assets:
Reserves not currently deductible	$16,400	$18,146
Pension and other postretirement benefits	73,480	69,112
Unamortized investment tax credits	1,955	2,088
Other	18,224	10,390
Total deferred tax assets	110,059	99,736

Deferred tax liabilities:
Relating to property	303,474	278,574
Regulatory pension and other postretirement benefits	121,554	111,327
Deferred gas costs	20,652	14,674
Other	26,563	18,971
Total deferred tax liabilities	472,243	423,546

Net deferred tax liability	362,184	323,810
Net deferred tax liability – current	(6,675)	(8,405)
Net deferred tax liability – non-current	$355,509	$315,405

At September 30, 2012, the Company had a federal net operating loss of approximately $1.8 million which may be carried forward 20 years to offset taxable income, low income housing tax credits of approximately $0.4 million that may be carried forward five years and investments in state tax credits totaling $5.9 million that may be carried forward 20 years. No valuation allowances have been recorded because the Company believes these items will more likely than not be realized during the carryover periods.
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
The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits at September 30 as reported in the Consolidated Balance Sheets:

(Thousands)	2012	2011

Unrecognized tax benefits, beginning of year	$5,596	$6,383
Increases related to prior year tax positions	78	—
Increases (decreases) related to tax positions taken in current year	547	(173)
Reductions due to lapse of applicable statute of limitations	(411)	(614)
Unrecognized tax benefits, end of year	$5,810	$5,596

The amount of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate were $1.4 million and $1.3 million as of September 30, 2012 and 2011, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the Company’s unrecognized tax benefits. The Company does not expect that any such change will be significant to the Consolidated Balance Sheets.
Interest accrued associated with the Company’s uncertain tax positions as of September 30, 2012 and 2011 were $0.6 million and $0.4 million, respectively, and an immaterial amount of penalties were accrued as of September 30, 2012. Interest expense accrued during fiscal year 2012, 2011, and 2010 was $0.2 million per year. During fiscal years 2012 and 2011, the Company reversed an immaterial amount of accrued interest expense in the Consolidated Statements of Income.
The Company is subject to U.S. federal income tax as well as income tax of state and local jurisdictions. The Company is no longer subject to examination for fiscal years prior to 2009.

13.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

(Thousands)	2012	2011	2010

Interest income	$1,309	$1,136	$1,743
Net investment gain	3,124	185	1,077
Other income	811	118	276
Other income deductions	(1,972)	(1,262)	24
Other Income and (Income Deductions) – Net	$3,272	$177	$3,120

14.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.2 million, including the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, and LER Storage Services, Inc., which became operational in January 2012 and utilizes natural gas storage contracts for providing natural gas sales. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the FERC as well as non-regulated activities, including, among other activities, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through seven subsidiaries. Other also includes Laclede Gas’ non-regulated business activities, which are comprised of its non-regulated propane sales transactions and its propane storage and related services. Accounting policies are described in Note 1. Intersegment transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of net unrealized gains and losses and other timing differences associated with energy-related transactions. Net economic earnings also excludes, if applicable, the after-tax impact of costs related to acquisition, divestiture, and restructuring activities.

		Non-
	Regulated	Regulated				Unallocated
	Gas	Gas				and
(Thousands)	Distribution	Marketing		Other		Eliminations	Consolidated

FISCAL 2012
Revenues from external customers	$763,447	$358,145		$3,883		$—	$1,125,475
Intersegment revenues	1,204	15,330		1,042		(17,576)	—
Total Operating Revenues	764,651	373,475		4,925		(17,576)	1,125,475
Depreciation and amortization	40,739	—	(a)	—	(b)	—	40,739
Interest income	1,230	175		371		(467)	1,309
Interest charges	25,156	81		175		(467)	24,945
Income tax expense	17,393	7,966		930		—	26,289
Net economic earnings	48,089	12,273		2,250		—	62,612
Total assets	1,758,952	190,709		102,241		(171,640)	1,880,262
Capital expenditures	106,734	140		1,969		—	108,843

FISCAL 2011
Revenues from external customers	$911,614	$645,042		$19,704		$—	$1,576,360
Intersegment revenues	1,576	24,333		1,038		—	26,947
Total Operating Revenues	913,190	669,375		20,742		—	1,603,307
Depreciation and amortization	39,214	—	(a)	—	(b)	—	39,214
Interest income	1,057	165		217		(303)	1,136
Interest charges	25,544	14		162		(303)	25,417
Income tax expense	18,694	6,570		3,918		—	29,182
Net economic earnings	46,952	8,962		6,496	(c)	—	62,410
Total assets	1,641,386	175,352		129,176		(162,832)	1,783,082
Capital expenditures	67,304	215		119		—	67,638

FISCAL 2010
Revenues from external customers	$861,435	$835,089		$10,912		$—	$1,707,436
Intersegment revenues	2,862	23,693		1,038		—	27,593
Total Operating Revenues	864,297	858,782		11,950		—	1,735,029
Depreciation and amortization	37,572	—	(a)	—	(b)	—	37,572
Interest income	1,493	189		216		(155)	1,743
Interest charges	26,852	—		155		(155)	26,852
Income tax expense	15,842	8,609		2,643		—	27,094
Net economic earnings	36,141	15,709		4,315	(c)	—	56,165
Total assets	1,657,530	165,181		117,808		(100,323)	1,840,196
Capital expenditures	56,234	733		92		(62)	56,997

(a)
Depreciation and amortization for Non-Regulated Gas Marketing is included in Non-Regulated Gas Marketing Expenses on the Statements of Consolidated Income ($0.3 million for fiscal year 2012, $0.3 million for fiscal year 2011, and $0.1 million for fiscal year 2010).

(b)
Depreciation, amortization, and accretion for Other is included in the Other Operating Expenses on the Statements of Consolidated Income ($0.3 million for fiscal year 2012, $0.3 million for fiscal year 2011 and $0.2 million for fiscal year 2010).

(c)
Net economic earnings include income realized by Laclede Gas from two separate non-regulated sales of propane inventory no longer needed to serve utility customers, one of which occurred in fiscal year 2011 and the other occurring in fiscal year 2010. These transactions resulted in after-tax earnings totaling $6.1 million in fiscal year 2011 and $3.7 million in fiscal year 2010.

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income

(Thousands)	2012	2011	2010

Total Net Economic Earnings above	$62,612	$62,410	$56,165
Add: Unrealized gain (loss) on energy-related
derivative contracts, net of tax	314	1,415	(2,125)
Add: Realized loss on economic hedges
prior to sale of the physical commodity, net of tax	(163)	—	—
Add: Acquisition, divestiture, and restructuring activities	(123)	—	—
Net Income	$62,640	$63,825	$54,040

15.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas estimates total Utility capital expenditures for fiscal 2013 at approximately $113 million. In the latter half of fiscal 2011, the Utility initiated a multi-year project to replace its existing customer relationship and work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At September 30, 2012, the Company was contractually committed to costs of approximately $2 million related to this project, with additional expenditures to be incurred throughout the project’s life. Fiscal year 2013 capital expenditures for non-regulated subsidiaries are estimated at approximately $2 million. There are no material contractual commitments at September 30, 2012 related to these estimated capital expenditures.
Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2012 are estimated at approximately $455 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas estimates that it will pay approximately $82 million annually, at present rate levels, for fixed charges related to these or other contracts that are expected to be in place for the upcoming year for the reservation of gas supplies and pipeline transmission and storage capacity. The Utility recovers its costs from customers in accordance with the PGA Clause.
In August 2012, Laclede Gas committed to the issuance of $100 million first mortgage bonds in a private placement, with settlement scheduled for March 2013. Of this $100 million, $55 million will be issued at an interest rate of 3.00% for a 10-year term, maturing in March 2023, and $45 million will be issued at an interest rate of 3.40% for a 15-year term, maturing in March 2028. Also in August 2012, Laclede Group committed to issuing $25 million of 10-year unsecured notes, with settlement scheduled for December 2012, at an interest rate of 3.31%.

Leases and Guarantees

The lease agreement covering the headquarters office space of Laclede Gas extends through February 2015 with the option to renew for up to five additional years. The aggregate rental expense for fiscal years 2012, 2011, and 2010 was $927,000, $918,000, and $909,000, respectively. The annual minimum rental payment for fiscal year 2013 is anticipated to be approximately $936,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal year 2015. Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $2.3 million in fiscal year 2013, $1.6 million in fiscal year 2014, $0.6 million in fiscal year 2015, and $0.1 million in fiscal year 2016. Laclede Gas and LER have other relatively minor rental arrangements that provide for minimum rental payments.
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

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008, 2009, and 2010. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.
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
As discussed in Note 10 Derivative Instruments and Hedging Activities, Laclede Gas and LER enter into NYMEX and ICE exchange-traded/cleared derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas and LER to a new brokerage firm. As of November 16, 2012, Laclede Gas and LER had $1.5 million and $0.4 million, respectively, on deposit with MF Global that remain unavailable pending final resolution by the bankruptcy trustee. While the Company’s total exposure at this time is not considered material, management is unable to predict when, or to what extent, these remaining funds will be returned.
Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

16.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

In the opinion of Laclede Group, the quarterly information presented below for fiscal years 2012 and 2011 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

(Thousands, Except Per Share Amounts)
Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

Fiscal Year 2012
Total Operating Revenues	$410,913	$358,175	$186,849	$169,538
Operating Income	43,105	50,583	15,045	1,869
Net Income (Loss)	25,174	29,684	8,433	(651)
Basic Earnings (Loss) Per Share of Common Stock	1.13	1.33	0.38	(0.03)
Diluted Earnings (Loss) Per Share of Common Stock	1.12	1.32	0.38	(0.03)

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

Fiscal Year 2011
Total Operating Revenues	$444,202	$543,778	$344,281	$271,046
Operating Income	40,751	49,943	25,754	1,799
Net Income (Loss)	23,369	27,893	15,390	(2,827)
Basic Earnings (Loss) Per Share of Common Stock	1.05	1.25	0.69	(0.13)
Diluted Earnings (Loss) Per Share of Common Stock	1.05	1.25	0.69	(0.13)

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:
•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement dated December 18, 2012 (2012 proxy statement);
•	our executive officers is reported in Part I of this Form 10-K;
•
compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion in our 2012 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”;

•	Financial Code of Ethics is posted on our website, www.TheLacledeGroup.com, in the Investor Services section under Governance Documents; and,
•
our audit committee, our audit committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2012 proxy statement under the heading “Corporate Governance.”

In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our audit, compensation and corporate governance committees are available on our website, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2012 proxy statement under the headings: “Directors’ Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation.” The 2012 proxy statement also includes the “Compensation Committee Report,” which is deemed furnished and not filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our 2012 proxy statement under “Beneficial Ownership of Laclede Group Common Stock.”
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2012:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders (1)	355,191	$31.02	632,395

Equity compensation plans not approved by
security holders	—	—	—

Total	355,191	$31.02	632,395

(1)
Reflects the Company’s Equity Incentive Plan. Included in column (a) are 141,191 nonvested restricted stock units issued under the Equity Incentive Plan for which the weighted average exercise price in column (b) does not take into account.

Information regarding the above referenced plans is set forth in Note 3 of the Notes to Consolidated Financial Statements in this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:
•	our policy and procedures for related party transactions and
•	the independence of our directors
is included in our 2012 proxy statement under “Corporate Governance” and is incorporated by reference. There were no related party transactions in fiscal year 2012.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2012 proxy statement under “Fees of Independent Registered Public Accountant” and “Corporate Governance,” respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedule
			2012 10-K Page
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

THE LACLEDE GROUP, INC.

November 19, 2012	By /s/	Steven P. Rasche
Steven P. Rasche
Senior Vice President,
Finance and Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/19/12	/s/	Suzanne Sitherwood	Director, President,
		Suzanne Sitherwood	and Chief Executive Officer
(Principal Executive Officer)

11/19/12	/s/	Mark D. Waltermire	Executive Vice President,
		Mark D. Waltermire	Chief Financial Officer
(Principal Financial Officer)

11/19/12	/s/	Steven P. Rasche	Senior Vice President,
		Steven P. Rasche	Finance and Accounting
(Principal Accounting Officer)

11/19/12	/s/	William E. Nasser	Chairman of the Board
William E. Nasser

11/19/12	/s/	Arnold W. Donald	Director
Arnold W. Donald

11/19/12	/s/	Edward L. Glotzbach	Director
Edward L. Glotzbach

11/19/12	/s/	Anthony V. Leness	Director
Anthony V. Leness

11/19/12	/s/	W. Stephen Maritz	Director
W. Stephen Maritz

11/19/12	/s/	Brenda D. Newberry	Director
Brenda D. Newberry

11/19/12	/s/	John P. Stupp, Jr.	Director
John P. Stupp, Jr.

11/19/12	/s/	Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

SCHEDULE II
THE LACLEDE GROUP, INC. AND SUBSIDIARY COMPANIES
RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2012, 2011, AND 2010

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2012:
DOUBTFUL ACCOUNTS	$10,073	$6,011	$10,145	(a)	$18,524	(b)	$7,705
MISCELLANEOUS:
Injuries and
property damage	$3,603	$3,150	$—		$2,213	(c)	$4,540
Deferred compensation	13,474	1,756	—		1,025		14,205
Group medical claims
incurred but not reported	1,300	15,381	—		15,121	(c)	1,560
TOTAL	$18,377	$20,287	$—		$18,359		$20,305

YEAR ENDED
SEPTEMBER 30, 2011:
DOUBTFUL ACCOUNTS	$10,295	$7,242	$11,340	(a)	$18,804	(b)	$10,073
MISCELLANEOUS:
Injuries and
property damage	$3,228	$2,416	$—		$2,041	(c)	$3,603
Deferred compensation	12,571	1,893	—		990		13,474
Group medical claims
incurred but not reported	1,450	14,171	—		14,321	(c)	1,300
TOTAL	$17,249	$18,480	$—		$17,352		$18,377

YEAR ENDED
SEPTEMBER 30, 2010:
DOUBTFUL ACCOUNTS	$11,160	$8,609	$12,018	(a)	$21,492	(b)	$10,295
MISCELLANEOUS:
Injuries and
property damage	$3,653	$2,313	$—		$2,738	(c)	$3,228
Deferred compensation	11,905	1,702	—		1,036		12,571
Group medical claims
incurred but not reported	1,450	12,833	—		12,833	(c)	1,450
TOTAL	$17,008	$16,848	$—		$16,607		$17,249

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.

INDEX TO EXHIBITS

Exhibit
No.

2.01*	-	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company’s registration statement on Form S-4, No. 333-48794.
3.01(i)*	-	The Company’s Articles of Incorporation, as amended; filed as Exhibit 3.1 to the Company’s Form 8-K filed January 26, 2006.
3.01(ii)*	-	The Company’s Bylaws, as amended; filed as Exhibit 3.2 to the Company’s 10-Q for the fiscal quarter ended March 31, 2012.
4.01*	-	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	-	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed on June 26, 1979 as Exhibit b-4 to registration statement No. 2-64857.
4.03*	-	Twenty-Third Supplemental Indenture dated as of October 15, 1997; filed on November 6, 1997 as Exhibit 4.01 to Laclede’s Form 8-K.
4.04*	-	Twenty-Fourth Supplemental Indenture dated as of June 1, 1999; filed on June 4, 1999 as Exhibit 4.01 to Laclede’s Form 8-K.
4.05*	-	Twenty-Fifth Supplemental Indenture dated as of September 15, 2000; filed on September 27, 2000 as Exhibit 4.01 to Laclede’s Form 8-K.
4.06*	-	Twenty-Seventh Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.01 to Laclede’s Form 8-K.
4.07*	-	Twenty-Eighth Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.02 to Laclede’s Form 8-K.
4.08*	-	Twenty-Ninth Supplemental Indenture dated as of June 1, 2006; filed on June 9, 2006, as Exhibit 4.1 to Laclede’s Form 8-K
4.09*	-	Thirtieth Supplemental Indenture dated as of September 15, 2008; filed on September 23, 2008 as Exhibit 4.1 to Laclede’s Form 8-K.
4.10*	-
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

INDEX TO EXHIBITS

Exhibit
No.

10.17*	-	The Laclede Group, Inc. Annual Incentive Plan; filed as Appendix 1 to the Company’s proxy statement filed December 17, 2010.
10.18*	-	The Laclede Group, Inc. 2006 Equity Incentive Plan; filed as Exhibit 10.1 to the Company’s 10-Q for the fiscal quarter ended March 31, 2012.
10.18a*	-	Form of Restricted Stock Award Agreement filed as Exhibit 10.8 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.18b*	-	Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.2 to the Company’s 10-Q for the fiscal quarter ended December 31, 2009.
10.18c*	-	Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company’s 10-Q for the fiscal quarter ended December 31, 2011.
10.19*	-
Amended and Restated Firm (Rate Schedule FT) Transportation Service Agreement between Laclede Energy Resources, Inc. and Centerpoint Energy Gas Transmission Company TSA #1006667; filed as Exhibit 10.1 to the Company’s 10-Q for the fiscal quarter ended June 30, 2012.

10.20*	-
Loan agreement with The Laclede Group, Inc. dated July 18, 2011 with several banks, including Wells Fargo Bank, National Association as administrative agent, U. S. Bank National Association as lead arranger, and JPMorgan Chase Bank, N. A. as documentation agent; filed as Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2011.

10.21*	-	The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended September 30, 2010.
10.21a*	-	Form of Agreement Under The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25a to the Company’s Form 10-K for the fiscal year ended September 30, 2010.
10.22*	-
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

10.24*	-
Restricted Stock Unit Award Agreement between The Laclede Group, Inc. and Suzanne Sitherwood effective September 1, 2011; filed as Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2011.

10.25	-	Restricted Stock Unit Award Agreement between The Laclede Group, Inc. and Steve Lindsey effective October 1, 2012.
10.26	-	Performance Contingent Restricted Stock Unit Award Agreement between The Laclede Group, Inc. and Steve Lindsey effective October 1, 2012.
10.27	-	Severance Benefits Agreement between The Laclede Group, Inc. and Steve Lindsey effective October 1, 2012.

*Incorporated herein by reference and made a part hereof. the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

10.28	-	Note Purchase Agreement between The Laclede Group, Inc. and certain institutional purchasers effective August 3, 2012.
10.29	-	Bond Purchase Agreement between Laclede Gas Company and certain institutional purchasers effective August 3, 2012.
10.30		Laclede Gas Company Cash Balance Supplemental Retirement Benefit Plan, effective as of January 1, 2009.
12	-	Ratio of Earnings to Fixed Charges.
21	-	Subsidiaries of the Registrant.
23	-	Consent of Independent Registered Public Accounting Firm.
31	-	Certificates under Rule 13a-14(a) of the CEO and CFO of The Laclede Group, Inc.
32	-	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of The Laclede Group, Inc.
101.INS	-	XBRL Instance Document. (1)
101.SCH	-	XBRL Taxonomy Extension Schema. (1)
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	-	XBRL Taxonomy Definition Linkbase. (1)
101.LAB	-	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Statements of Consolidated Income for the years ended September 30, 2012, 2011, and 2010; (iii) Statements of Consolidated Comprehensive Income for the years ended September 30, 2012, 2011, and 2010; (iv) Consolidated Statements of Common Shareholders’ Equity for the years ended September 30, 2012, 2011, and 2010; (v) Statements of Consolidated Cash Flows for the years ended September 30, 2012, 2011, and 2010; (vi) Consolidated Balance Sheets at September 30, 2012 and 2011; (vii) Statements of Consolidated Capitalization at September 30, 2012 and 2011; (viii) Notes to the Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

*Incorporated herein by reference and made a part hereof. the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.