Form 10-Q
period 2012-12-31
LACLEDE GROUP INC
filed 2013-02-05
CIK 1126956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2012
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-16681

THE LACLEDE GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	74-2976504 (I.R.S. Employer Identification number)
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

As of February 1, 2013, there were 22,572,787 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by The Laclede Group, Inc. (Laclede Group or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2012.

Item 1. Financial Statements

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended December 31,
(Thousands, Except Per Share Amounts)	2012	2011
Operating Revenues:
Gas Utility	$250,111	$250,902
Gas Marketing	55,249	158,588
Other	1,643	1,423
Total Operating Revenues	307,003	410,913
Operating Expenses:
Gas Utility
Natural and propane gas	136,515	146,751
Other operation expenses	33,920	37,565
Maintenance	5,731	5,308
Depreciation and amortization	10,965	10,089
Taxes, other than income taxes	14,806	14,667
Total Gas Utility Operating Expenses	201,937	214,380
Gas Marketing	57,382	152,559
Other	5,599	869
Total Operating Expenses	264,918	367,808
Operating Income	42,085	43,105
Other Income and (Income Deductions) – Net	1,084	1,939
Interest Charges:
Interest on long-term debt	5,438	5,739
Other interest charges	588	575
Total Interest Charges	6,026	6,314
Income Before Income Taxes	37,143	38,730
Income Tax Expense	11,575	13,556
Net Income	$25,568	$25,174
Weighted Average Number of Common Shares Outstanding:
Basic	22,372	22,193
Diluted	22,434	22,263
Basic Earnings Per Share of Common Stock	$1.14	$1.13
Diluted Earnings Per Share of Common Stock	$1.14	$1.12
Dividends Declared Per Share of Common Stock	$0.425	$0.415
See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
(Thousands)	2012	2011
Net Income	$25,568	$25,174
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	1,389	3,047
Reclassification adjustment for losses (gains) included in
net income	2,249	(2,830)
Net unrealized gains on cash flow hedging
derivative instruments	3,638	217
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	90	91
Other Comprehensive Income, Before Tax	3,728	308
Income Tax Expense Related to Items of Other
Comprehensive Income	1,450	119
Other Comprehensive Income, Net of Tax	2,278	189
Comprehensive Income	$27,846	$25,363
See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands)	2012	2012	2011
ASSETS
Utility Plant	$1,508,770	$1,497,419	$1,400,001
Less: Accumulated depreciation and amortization	470,840	478,120	463,148
Net Utility Plant	1,037,930	1,019,299	936,853
Non-utility property	5,788	6,039	4,449
Other investments	51,631	50,775	52,508
Other Property and Investments	57,419	56,814	56,957
Current Assets:
Cash and cash equivalents	46,563	27,457	44,579
Accounts receivable:
Utility	130,925	64,027	135,758
Non-utility	54,092	51,042	49,902
Other	17,822	26,478	17,554
Allowance for doubtful accounts	(7,055)	(7,705)	(5,989)
Inventories:
Natural gas stored underground	88,342	92,729	113,668
Propane gas	10,200	10,200	8,964
Materials and supplies at average cost	4,257	3,543	4,855
Natural gas receivable	13,746	22,377	15,327
Derivative instrument assets	1,246	2,855	3,232
Unamortized purchased gas adjustments	30,492	40,674	19,413
Prepayments and other	9,433	9,339	8,250
Total Current Assets	400,063	343,016	415,513
Deferred Charges:
Regulatory assets	440,880	456,047	458,648
Other	5,863	5,086	6,359
Total Deferred Charges	446,743	461,133	465,007
Total Assets	$1,942,155	$1,880,262	$1,874,330

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands, except share amounts)	2012	2012	2011
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,563,958, 22,539,431, and 22,478,635 shares issued, respectively)	$22,564	$22,539	$22,479
Paid-in capital	169,496	168,607	163,944
Retained earnings	430,556	414,581	405,158
Accumulated other comprehensive loss	(1,838)	(4,116)	(1,911)
Total Common Stock Equity	620,778	601,611	589,670
Long-term debt (less current portion)	364,426	339,416	339,372
Total Capitalization	985,204	941,027	929,042
Current Liabilities:
Notes payable	83,050	40,100	113,000
Accounts payable	100,994	89,503	94,313
Advance customer billings	15,950	25,146	11,600
Current portion of long-term debt	—	25,000	25,000
Wages and compensation accrued	12,401	13,908	12,529
Dividends payable	9,931	9,831	9,626
Customer deposits	8,437	8,565	10,080
Interest accrued	5,034	8,590	5,519
Taxes accrued	13,196	11,304	11,694
Deferred income taxes	4,426	6,675	7,516
Other	21,651	13,502	22,302
Total Current Liabilities	275,070	252,124	323,179
Deferred Credits and Other Liabilities:
Deferred income taxes	350,738	355,509	335,255
Unamortized investment tax credits	3,060	3,113	3,272
Pension and postretirement benefit costs	195,259	196,558	172,791
Asset retirement obligations	40,936	40,368	27,904
Regulatory liabilities	56,776	56,319	51,904
Other	35,112	35,244	30,983
Total Deferred Credits and Other Liabilities	681,881	687,111	622,109
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$1,942,155	$1,880,262	$1,874,330
See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
(Thousands)	2012	2011
Operating Activities:
Net Income	$25,568	$25,174
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	11,314	10,239
Deferred income taxes and investment tax credits	2,572	7,940
Other – net	670	(251)
Changes in assets and liabilities:
Accounts receivable – net	(61,942)	(72,742)
Unamortized purchased gas adjustments	10,182	6,306
Deferred purchased gas costs	2,266	(26,415)
Accounts payable	12,004	(224)
Advance customer billings — net	(9,196)	(3,630)
Taxes accrued	1,877	(805)
Natural gas stored underground	4,387	1,502
Other assets and liabilities	4,213	2,807
Net cash provided by (used in) operating activities	3,915	(50,099)
Investing Activities:
Capital expenditures	(27,713)	(18,334)
Other investments	(990)	(280)
Net cash used in investing activities	(28,703)	(18,614)
Financing Activities:
Issuance of long-term debt	25,000	—
Maturity of first mortgage bonds	(25,000)	—
Issuance of short-term debt – net	42,950	67,000
Changes in book overdrafts	10,160	11,842
Issuance of common stock	761	1,253
Dividends paid	(9,495)	(9,035)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(723)	(1,165)
Excess tax benefits from stock-based compensation	256	134
Other	(15)	(14)
Net cash provided by financing activities	43,894	70,015
Net Increase in Cash and Cash Equivalents	19,106	1,302
Cash and Cash Equivalents at Beginning of Period	27,457	43,277
Cash and Cash Equivalents at End of Period	$46,563	$44,579
Supplemental Disclosure of Cash Paid During the Period for:
Interest	$9,585	$9,590
Income taxes	456	1,161
See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These notes are an integral part of the accompanying unaudited consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Fiscal Year 2012 Form 10-K.
The consolidated financial position, results of operations, and cash flows of Laclede Group are comprised primarily from the financial position, results of operations, and cash flows of Laclede Gas Company (Laclede Gas or the Utility). Laclede Gas is a regulated natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. Laclede Energy Resources, Inc. (LER) includes its wholly owned subsidiary, LER Storage Services, Inc., which became operational on January 1, 2012.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at December 31, 2012 and 2011, for the Utility, were $39.6 million and $38.3 million, respectively. The amount of accrued unbilled revenue at September 30, 2012 was $11.6 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Gas Utility Operating Revenues for the quarters ended December 31, 2012 and 2011 were $10.3 million and $10.2 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
NEW ACCOUNTING STANDARDS - In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” to amend ASC Topic 220, “Comprehensive Income,” by changing certain financial statement presentation requirements. Under the amended guidance, entities may either present a single continuous statement of comprehensive income or, consistent with the Company’s current presentation, provide separate but consecutive statements (a statement of income and a statement of comprehensive income). ASU No. 2011-05 would have required that, regardless of the method chosen, reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements, displaying the effect on both net income and other comprehensive income. However, in December 2011, the FASB issued ASU No. 2011-12 to defer the effective date of this particular requirement while it reconsiders this provision of the guidance. The amendments in these ASUs do not change the items that are required to be reported in other comprehensive income and, accordingly, did not impact total net income, comprehensive income, or earnings per share upon adoption in the first quarter of fiscal year 2013.
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
Pension costs for both quarters ended December 31, 2012 and 2011 were $4.2 million, including amounts charged to construction.

The net periodic pension costs include the following components:

	Three Months Ended December 31,
(Thousands)	2012	2011
Service cost – benefits earned during the period	$2,311	$2,312
Interest cost on projected benefit obligation	4,066	4,871
Expected return on plan assets	(4,741)	(4,899)
Amortization of prior service cost	136	148
Amortization of actuarial loss	2,839	2,277
Sub-total	4,611	4,709
Regulatory adjustment	(434)	(483)
Net pension cost	$4,177	$4,226

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. There were no lump-sum payments recognized as settlements during the three months ended December 31, 2012 and 2011.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an annual allowance of $15.5 million effective January 1, 2011. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2013 contributions to the pension plans through December 31, 2012 were $5.2 million to the qualified trusts and approximately $0.2 million to the non-qualified plans. Contributions to the pension plans for the remaining nine months of fiscal 2013 are anticipated to be $18.2 million to the qualified trusts and $1.0 million to the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended December 31, 2012 and 2011 were $2.4 million, including amounts charged to construction.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended December 31,
(Thousands)	2012	2011
Service cost – benefits earned during the period	$2,533	$2,015
Interest cost on accumulated postretirement benefit obligation	1,279	1,380
Expected return on plan assets	(1,081)	(991)
Amortization of transition obligation	23	34
Amortization of prior service cost (credit)	1	(518)
Amortization of actuarial loss	1,325	1,065
Sub-total	4,080	2,985
Regulatory adjustment	(1,699)	(604)
Net postretirement benefit cost	$2,381	$2,381

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
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s postretirement benefit plans is based on an annual allowance of $9.5 million effective January 1, 2011. The difference between these amounts and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There were no contributions for fiscal year 2013 to the postretirement plans qualified trusts during the three months ended December 31, 2012. Contributions to the postretirement plans through December 31, 2012 were approximately $0.3 million paid directly to participants from Laclede Gas’ funds. Contributions to the postretirement plans for the remaining nine months of fiscal year 2013 are anticipated to be $16.3 million to the qualified trusts and $0.6 million paid directly to participants from Laclede Gas’ funds.

3.        STOCK-BASED COMPENSATION

Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan (2006 Plan). Refer to Note 3 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2012 for descriptions of the plan.

Restricted Stock Awards

During the three months ended December 31, 2012, the Company granted 108,419 performance-contingent restricted stock units to executive officers and key employees at a weighted average grant date fair value of $34.48 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. Most of these stock units have a performance period ending September 30, 2015. While the participants have no interim voting rights on these stock units, dividends accrue during the performance period and are paid to the participants upon vesting, but are subject to forfeiture if the underlying stock units do not vest. The number of stock units that will ultimately vest is dependent upon the attainment of certain levels of earnings and other strategic goals, as well as the Company’s level of total shareholder return (TSR) during the performance period relative to a comparator group of companies. This TSR provision is considered a market condition under GAAP.

Activity of restricted stock and restricted stock units subject to performance and/or market conditions during the three months ended December 31, 2012 is presented below:

	Restricted Stock/ Stock Units	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2012	232,403	$30.89
Granted (maximum shares that can be earned)	108,419	$34.48
Vested	(37,436)	$27.02
Forfeited	(40,563)	$23.95
Nonvested at December 31, 2012	262,823	$34.00

During the three months ended December 31, 2012, the Company granted 39,674 shares of time-vested restricted stock and stock units to executive officers and key employees at a weighted average grant date fair value of $39.96 per share. These shares were awarded on December 3, 2012 and vest December 3, 2015. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture.
Time-vested restricted stock and stock unit activity for the three months ended December 31, 2012 is presented below:

	Restricted Stock/ Stock Units	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2012	115,115	$36.54
Granted	39,674	$39.96
Vested	(19,800)	$30.38
Forfeited	—	$—
Nonvested at December 31, 2012	134,989	$38.45

During the three months ended December 31, 2012, 57,236 shares of restricted stock and stock units (performance-contingent and time-vested), awarded on November 4, 2009, and December 1, 2009, vested. The Company withheld 18,590 of the vested shares at a weighted average price of $38.90 per share pursuant to elections by employees to satisfy tax withholding obligations.

Stock Option Awards

Stock option activity for the three months ended December 31, 2012 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at September 30, 2012	214,000	$31.02
Granted	—	$—
Exercised	(2,000)	$34.95
Forfeited	—	$—
Expired	—	$—
Outstanding at December 31, 2012	212,000	$30.99	2.1	$1,616
Fully Vested and Expected to Vest at December 31, 2012	212,000	$30.99	2.1	$1,616
Exercisable at December 31, 2012	212,000	$30.99	2.1	$1,616

The closing price of the Company’s common stock was $38.61 at December 31, 2012.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	Three Months Ended December 31,
(Thousands)	2012	2011
Total equity compensation cost	$622	$667
Compensation cost capitalized	(183)	(138)
Compensation cost recognized in net income	439	529
Income tax benefit recognized in net income	(169)	(204)
Compensation cost recognized in net income, net of income tax	$270	$325

As of December 31, 2012, there was $7.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years.

4.        EARNINGS PER COMMON SHARE

	Three Months Ended December 31,
(Thousands, Except Per Share Amounts)	2012	2011
Basic EPS:
Net Income	$25,568	$25,174
Less: Income allocated to participating securities	80	155
Net Income Available to Common Shareholders	$25,488	$25,019

Weighted Average Shares Outstanding	22,372	22,193
Earnings Per Share of Common Stock	$1.14	$1.13

Diluted EPS:
Net Income	$25,568	$25,174
Less: Income allocated to participating securities	80	155
Net Income Available to Common Shareholders	$25,488	$25,019

Weighted Average Shares Outstanding	22,372	22,193
Dilutive Effect of Stock Options, Restricted Stock,
and Restricted Stock Units	62	70
Weighted Average Diluted Shares	22,434	22,263
Earnings Per Share of Common Stock	$1.14	$1.12
Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Restricted stock and stock units subject to
performance and/or market conditions	263	278

5.        FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are as follows:

			Classification of Estimated Fair Value (a)
(Thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2012
Cash and cash equivalents	$46,563	$46,563	$36,487	$10,076	$—
Short-term debt	83,050	83,050	—	83,050	—
Long-term debt	364,426	456,235	—	456,235	—
As of September 30, 2012
Cash and cash equivalents	$27,457	$27,457	$17,380	$10,077	$—
Short-term debt	40,100	40,100	—	40,100	—
Long-term debt, including current portion	364,416	452,768	—	452,768	—
As of December 31, 2011
Cash and cash equivalents	$44,579	$44,579
Short-term debt	113,000	113,000
Long-term debt, including current portion	364,372	449,968
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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2012
Assets
U. S. Stock/Bond Mutual Funds	$13,146	$—	$—	$—	$13,146
NYMEX/ICE natural gas contracts	2,497	749	—	(2,962)	284
NYMEX gasoline and heating
oil contracts	281	—	—	(281)	—
Natural gas commodity contracts	—	1,228	77	(348)	957
Total	$15,924	$1,977	$77	$(3,591)	$14,387
Liabilities
NYMEX/ICE natural gas contracts	$6,650	$749	$—	$(7,399)	$—
Natural gas commodity contracts	—	1,132	47	(348)	831
Total	$6,650	$1,881	$47	$(7,747)	$831
As of September 30, 2012
Assets
U. S. Stock/Bond Mutual Funds	$13,187	$—	$—	$—	$13,187
NYMEX/ICE natural gas contracts	7,411	994	—	(8,405)	—
NYMEX gasoline and heating
oil contracts	344	—	—	(344)	—
Natural gas commodity contracts	—	3,060	113	(299)	2,874
Total	$20,942	$4,054	$113	$(9,048)	$16,061
Liabilities
NYMEX/ICE natural gas contracts	$12,253	$1,891	$—	$(14,144)	$—
Natural gas commodity contracts	—	428	4	(299)	133
Total	$12,253	$2,319	$4	$(14,443)	$133
As of December 31, 2011
Assets
U. S. Stock/Bond Mutual Funds	$15,916	$—	$—	$—	$15,916
NYMEX/ICE natural gas contracts	1,957	1,724	—	(2,180)	1,501
NYMEX gasoline and heating
oil contracts	31	—	—	(31)	—
Natural gas commodity contracts	—	2,111	117	(99)	2,129
Total	$17,904	$3,835	$117	$(2,310)	$19,546
Liabilities
NYMEX/ICE natural gas contracts	$27,122	$1,400	$—	$(28,522)	$—
Natural gas commodity contracts	—	67	80	(99)	48
Total	$27,122	$1,467	$80	$(28,621)	$48

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

	Three Months Ended December 31,
(Thousands)	2012	2011
Beginning of period	$109	$13
Settlements	(66)	34
Net gains related to derivatives still held at end of period	(13)	(10)
End of period	$30	$37

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At December 31, 2012, Laclede Gas held 0.7 million gallons of gasoline futures contracts at an average price of $2.30 per gallon and 0.1 million gallons of gasoline options contracts. Most of these contracts, the longest of which extends to April 2014, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815. The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.

In the course of its business, Laclede Group’s gas marketing subsidiary, LER, which includes its wholly owned subsidiary LER Storage Services, Inc., enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At December 31, 2012, the fair values of 38.6 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 36.4 million MMBtu will settle during fiscal year 2013, while the remaining 2.2 million MMBtu will settle during fiscal year 2014. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or Ice Clear Europe (ICE) futures, swap, and option contracts to lock in margins. At December 31, 2012, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX and ICE natural gas futures, swap, and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at December 31, 2012, it is expected that approximately $0.5 million of pre-tax unrealized gains will be reclassified into the Statements of Consolidated Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.
The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX/ICE natural gas futures and swap positions at December 31, 2012 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2013	—	$—	6.62	$3.58
Fiscal 2014	—	—	0.25	3.85
Open long futures positions
Fiscal 2013	13.48	$3.78	2.02	$3.80
Fiscal 2014	4.87	3.97	0.55	3.99

At December 31, 2012, Laclede Gas and LER also had 5.0 million MMBtu and 1.5 million MMBtu, respectively, of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income
		Three Months Ended
	Location of Gain (Loss)	December 31,
(Thousands)	Recorded in Income	2012	2011
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
NYMEX/ICE natural gas contracts		$1,332	$2,997
NYMEX gasoline and heating oil contracts		57	50
Total		$1,389	$3,047
Effective portion of gain (loss) reclassified from AOCI to income:
NYMEX/ICE natural gas contracts	Gas Marketing Operating Revenues	$(1,962)	$6,740
	Gas Marketing Operating Expenses	(334)	(3,924)
Sub-total		(2,296)	2,816
NYMEX gasoline and heating oil contracts	Other Gas Utility Operating Expenses	47	14
Total		$(2,249)	$2,830
Ineffective portion of gain (loss) on derivatives recognized in income:
NYMEX/ICE natural gas contracts	Gas Marketing Operating Revenues	$(325)	$19
	Gas Marketing Operating Expenses	(85)	(106)
Sub-total		(410)	(87)
NYMEX gasoline and heating oil contracts	Other Gas Utility Operating Expenses	(101)	6
Total		$(511)	$(81)
Derivatives Not Designated as Hedging Instruments *
Gain (loss) recognized in income on derivatives:
Natural gas commodity contracts	Gas Marketing Operating Revenues	$(970)	$(767)
	Gas Marketing Operating Expenses	—	687
NYMEX/ICE natural gas contracts	Gas Marketing Operating Revenues	1,067	70
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	33	1
Total		$130	$(9)

*
Gains and losses on Laclede Gas’ natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Utility’s PGA Clause and initially recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Consolidated Income. Such amounts are recognized in the Statements of Consolidated Income as a component of Gas Utility Natural and Propane Gas operating expenses when they are recovered through the PGA Clause and reflected in customer billings.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at December 31, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$987		Derivative Instrument Assets	$871
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	249		Accounts Receivable - Other	—
Sub-total		1,236			871
Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	533		Derivative Instrument Assets	366
	Accounts Receivable – Other	1,726		Accounts Receivable – Other	6,162
Natural gas commodity contracts	Derivative Instrument Assets	1,197		Derivative Instrument Assets	240
	Other Current Liabilities	108		Other Current Liabilities	939
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	32		Accounts Receivable - Other	—
Sub-total		3,596			7,707
Total derivatives		$4,832			$8,578

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	$405		Accounts Receivable - Other	$3,413
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	334		Accounts Receivable - Other	—
Sub-total		739			3,413
Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	8,000		Accounts Receivable - Other	10,731
Natural gas commodity contracts	Derivative Instrument Assets	3,150		Derivative Instrument Assets	295
	Other Current Liabilities	4		Other Current Liabilities	137
	Other Deferred Charges	19		Other Deferred Charges	—
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	10		Accounts Receivable - Other	—
Sub-total		11,183			11,163
Total derivatives		$11,922			$14,576

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at December 31, 2011
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$3,124		Derivative Instrument Assets	$2,021
	Other Deferred Charges	220		Other Deferred Charges	148
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	24		Accounts Receivable - Other	—
Sub-total		3,368			2,169
Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	8		Accounts Receivable - Other	26,349
	Derivative Instrument Assets	3		Derivative Instrument Assets	4
	Other Deferred Charges	326		Other Deferred Charges	—
Natural gas commodity contracts	Derivative Instrument Assets	2,229		Derivative Instrument Assets	100
	Other Current Liabilities	—		Other Current Liabilities	47
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	7		Accounts Receivable - Other	—
Sub-total		2,573			26,500
Total derivatives		$5,941			$28,669

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Consolidated Balance Sheets. As such, the gross balances presented in the table above are not indicative of the Company’s net economic exposure. Refer to , Fair Value Measurements, for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

(Thousands)	Dec. 31, 2012	Sept. 30, 2012	Dec. 31, 2011
Fair value of asset of derivatives presented above	$4,832	$11,922	$5,941
Fair value of cash margin receivables offset with derivatives	4,186	5,478	26,310
Netting of assets and liabilities with the same counterparty	(7,778)	(14,526)	(28,621)
Total	$1,240	$2,874	$3,630

Derivative Instrument Assets, per Consolidated Balance Sheets:
Derivative instrument assets	$1,246	$2,855	$3,232
Other deferred charges	(6)	19	398
Total	$1,240	$2,874	$3,630

Fair value of liability derivatives presented above	$8,578	$14,576	$28,669
Fair value of cash margin payables offset with derivatives	31	83	—
Netting of assets and liabilities with the same counterparty	(7,778)	(14,526)	(28,621)
Derivative instrument liabilities, per Consolidated Balance Sheets*	$831	$133	$48

*    Included in the Other line of the Current Liabilities section

Additionally, at December 31, 2012, September 30, 2012, and December 31, 2011, the Company had $4.4 million, $10.0 million and $29.3 million in cash margin receivables not offset with derivatives, that are presented in Accounts Receivable - Other.

8.        CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $18.5 million at December 31, 2012. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $16.2 million . Accounts receivable attributable to utility companies and their marketing affiliates comprised $19.1 million of total accounts receivable at December 31, 2012, while net receivable amounts from these customers, reflecting netting arrangements, were $14.0 million. LER also has concentrations of credit risk with certain individually significant counterparties. At December 31, 2012, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure), were $22.5 million. These five counterparties are either investment-grade rated or owned by investment-grade rated companies. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $21.4 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

9.        OTHER INCOME AND (INCOME DEDUCTIONS) - NET

	Three Months Ended December 31,
(Thousands)	2012	2011
Interest income	$406	$348
Net investment (loss) gain	(70)	1,030
Other income	68	—
Other income deductions	680	561
Other Income and (Income Deductions) – Net	$1,084	$1,939

10.        INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. In the first quarter of fiscal year 2013, the Company retitled its segment names. The Gas Utility segment, previously titled Regulated Gas Distribution, consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.2 million, including the City of St. Louis and parts of ten counties in eastern Missouri. The Gas Marketing segment, previously titled Non-Regulated Gas Marketing, includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, and LER Storage Services, Inc., which became operational in January 2012 and utilizes natural gas storage contracts for providing natural gas sales. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including, among other activities, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through seven subsidiaries. Other also includes Laclede Gas’ non-regulated business activities, which are comprised of its propane storage and related services. Accounting policies are described in Note 1. Intersegment transactions include sales of natural gas from Laclede Gas to LER, propane storage services provided by Laclede Gas to Laclede Pipeline Company, sales of natural gas from LER to Laclede Gas, and propane transportation services provided by Laclede Pipeline Company to Laclede Gas.
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of net unrealized gains and losses and other timing differences associated with energy-related transactions. Net economic earnings also excludes the after-tax impact of costs related to unique acquisition, divestiture, and restructuring activities.

		Gas		Unallocated and
(Thousands)	Gas Utility	Marketing	Other	Eliminations	Consolidated
Three Months Ended
December 31, 2012
Revenues from external customers	$250,111	$55,249	$1,643	$—	$307,003
Intersegment revenues	680	6,906	259	(7,845)	—
Total Operating Revenues	250,791	62,155	1,902	(7,845)	307,003
Net Economic Earnings	25,341	3,281	(389)	—	28,233
Total assets	1,809,722	188,603	124,967	(181,137)	1,942,155
Three Months Ended
December 31, 2011
Revenues from external customers	$250,899	$151,977	$1,163	$—	$404,039
Intersegment revenues	3	6,611	260	—	6,874
Total Operating Revenues	250,902	158,588	1,423	—	410,913
Net Economic Earnings	21,079	3,439	375	—	24,893
Total assets	1,753,859	167,879	137,768	(185,176)	1,874,330

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income
	Three Months Ended
	December 31,
(Thousands)	2012	2011
Total Net Economic Earnings above	$28,233	$24,893
Add: Unrealized (loss) gain on energy-related derivative
contracts, net of tax	(439)	281
Add: Realized gain on economic hedges prior to sale of the
physical commodity, net of tax	31	—
Add: Acquisition, divestiture, and restructuring activities,
net of tax	(2,257)	—
Net Income	$25,568	$25,174

11.        COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through fiscal year 2018, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2012 are estimated at approximately $387 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
During fiscal 2011, the Utility initiated a multi-year project to replace its existing customer relationship and work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At December 31, 2012, the Company was contractually committed to costs of approximately $1.5 million related to this project, with additional expenditures to be incurred throughout the project’s life.
Refer to Note 12, Acquisition Agreements, for information about Laclede Group's commitments associated with the pending acquisitions of substantially all of the assets and liabilities of Missouri Gas Energy (MGE) and New England Gas Company (NEG).

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
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008, 2009, 2010 and 2011. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.
In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede’s counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Missouri Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. On December 21, 2011, the Circuit Court reversed both the MoPSC’s November 3, 2010 Order and its February 4, 2011 Order. The MoPSC appealed and on December 11, 2012, the Western District Court of Appeals reversed the Circuit Court's December 21, 2011 decision. On December 26, 2012, the Company filed pleadings asking the Western District Court of Appeals to either reconsider its decision or transfer the case to the Missouri Supreme Court. On January 29, 2013, the Western District Court of Appeals denied reconsideration of its December 26, 2012, decision. The Company is considering whether to appeal to the Missouri Supreme Court.
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
On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. The Company believes that the allegations lack merit and is vigorously defending its position. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the consolidated financial position and results of operations, or cash flows of the Company.

As discussed in Note 7, Derivative Instruments and Hedging Activities, Laclede Gas and LER enter into NYMEX and ICE exchange-traded/cleared derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas and LER to a new brokerage firm. As of February 4, 2013, Laclede Gas and LER had $1.5 million and $0.4 million, respectively, on deposit with MF Global that remain unavailable pending final resolution by the bankruptcy trustee. On January 31, 2013, the bankruptcy trustee received approval from the court to make certain additional distributions to customers. As a result of this action, Laclede Gas and LER expect to receive partial cash distributions totaling more than one-half of the currently outstanding amounts during the second or third quarter of fiscal year 2013. Regarding the funds that will continue to remain outstanding after this partial distribution, management is currently unable to predict when, or to what extent, these funds will be returned. Management does not believe that the Company's exposure is material.
Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

12.    ACQUISITION AGREEMENTS

On December 14, 2012, Laclede Group, through two newly formed wholly owned subsidiaries, Plaza Missouri Acquisition, Inc. and Plaza Massachusetts Acquisition, Inc., entered into purchase and sale agreements to acquire (collectively, the Transaction) from Southern Union Company (SUG), an affiliate of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P., substantially all of the assets and liabilities of SUG's Missouri Gas Energy (MGE) and New England Gas Company (NEG) divisions (collectively, the Utilities). The Utilities are engaged in the distribution of natural gas on a regulated basis in western Missouri and in southeastern Massachusetts. Subsequently, on January 11, 2013, the Company entered into an agreement to assign the MGE agreement to Laclede Gas. On January 14, 2013, the Company filed an application with the MoPSC for approval to acquire the assets of MGE from SUG. A similar filing was made with the Massachusetts Department of Public Utilities on January 24, 2013 for approval of the acquisition of NEG.
The stated purchase price of the Transaction is $1.035 billion, subject to customary closing adjustments, comprised of $1.015 billion in cash and nearly $20 million of assumed NEG debt. The Transaction is supported by a fully committed $1.020 billion bridge facility with Wells Fargo Bank, National Association, which has subsequently been syndicated to a group of nine banks, as well as existing company cash. The permanent financing is anticipated to be a combination of long-term debt and equity.
This Transaction is expected to close before the end of fiscal year 2013, subject to customary closing conditions, including regulatory approvals from the MoPSC and the Massachusetts Department of Public Utilities. On January 22, 2013, the Federal Trade Commission notified the Company of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. No shareholder approval is required to complete the Transaction, and each of the entities has received all necessary approvals from their boards of directors.
The purchase and sale agreements contain certain termination rights for both the Company and SUG, including, among others, the right to terminate if the Transaction is not completed by October 14, 2013 (subject to up to four 30-day extensions under certain circumstances related to obtaining required regulatory approvals). In the event that SUG terminates the MGE acquisition agreement as a result of the failure of Laclede Group to obtain financing, the Company may be required to pay SUG a "reverse break up" fee of $73.1 million, which amount will operate as liquidated damages and a cap on such liability for such breach.
During the three months ended December 31, 2012, Laclede Group recorded $2.2 million, net of tax, of expenses associated with the Transaction.

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

In addition, actual results may differ materially from those contemplated in any forward-looking statement due to the timing and likelihood of the closing of the purchase of substantially all of the assets and liabilities of Missouri Gas Energy (MGE) and New England Gas Company (NEG) from Southern Union Company (SUG) (the Transaction). Refer to Acquisition Agreements on page 27 for additional information relative to the Transaction.

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

ACQUISITION AGREEMENTS

In December 2012, Laclede Group, through two newly formed wholly owned subsidiaries, Plaza Missouri Acquisition , Inc. and Plaza Massachusetts Acquisition, Inc., entered into definitive purchase and sale agreements with SUG to acquire substantially all of the assets of MGE and NEG, which management expects to complete before the end of fiscal year 2013. The strategic rationale for Laclede Group is described below:

•
With a larger market capitalization and enterprise value, the Company expects to have improved trading liquidity and better access to the capital markets. It plans to be able to support growth initiatives in new markets with new customers.

•	Laclede Group will serve Missouri's two largest metropolitan areas in a state where it already has a working relationship with regulators.

•
The Transaction is expected to be neutral to Laclede Group's earnings per share in the first full year following closing and accretive thereafter. The Transaction is expected to be immediately accretive to cash flow.

Completion of the pending acquisitions is subject to customary closing conditions, including regulatory approvals on filings from the Missouri Public Service Commission (MoPSC or Commission) and the Massachusetts Department of Public Utilities. No shareholder approval is required to complete the transaction, and each of the entities has received all necessary approvals from their boards of directors. On January 22, 2013, the Federal Trade Commission notified the Company of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The purchase and sale agreements contain certain termination rights for both Laclede Group and SUG, and further provide for the payment of fees and expenses upon termination under specified circumstances. For additional information relating to the pending acquisitions, see Note 12, Acquisition Agreements, of the Notes of the Consolidated Financial Statements. Also refer to the Company's form 8-K filed on December 17, 2012. Subsequently, on January 11, 2013, the Company entered into an agreement to assign the MGE agreement to Laclede Group's Utility subsidiary, Laclede Gas, as described more fully in the Company's Form 8-K filed on January 14, 2013.

RESULTS OF OPERATIONS

Overview

Laclede Group’s earnings are primarily derived from its Gas Utility segment, which reflects the regulated activities of its largest subsidiary, Laclede Gas, Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the MoPSC and serves the City of St. Louis and parts of ten counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s weather mitigation rate design lessens the impact of weather volatility on Laclede Gas’ customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, Laclede Group’s earnings are typically concentrated in the November through April period, which generally corresponds with the heating season.

Laclede Energy Resources, Inc. (LER), which includes its wholly owned subsidiary LER Storage Services, Inc. (LSS), is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. LER’s operations and customer base are more subject to fluctuations in market conditions than the Utility. LSS has contracted storage capacity for 1 Bcf of natural gas through January 2014. Further, and separately, LSS has entered into a precedent agreement with a natural gas storage facility operator that will provide 1 Bcf of natural gas storage subject to the facility’s successful completion of an expansion program in mid-2013.

Other subsidiaries provide less than 10% of consolidated revenues.

Based on the nature of the business of the Company and its subsidiaries, as well as current economic conditions, management focuses on the following key variables in evaluating the financial condition and results of operations and managing the business:

Gas Utility Segment:

•	the Utility’s ability to recover the costs of purchasing and distributing natural gas from its customers;

•	the impact of weather and other factors, such as customer conservation, on revenues and expenses;

•	changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utility’s ability to earn its authorized rate of return;

•	the Utility’s ability to access credit markets and maintain working capital sufficient to meet operating requirements; and,

•	the effect of natural gas price volatility on the business.

Gas Marketing Segment:

•	the risks of competition;

•	fluctuations in natural gas prices;

•	new national pipeline infrastructure projects;

•	the ability to procure firm transportation and storage services at reasonable rates;

•	credit and/or capital market access;

•	counterparty risks;

•	the effect of natural gas price volatility on the business; and,

•	additional growth.

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

LER provides both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. LER utilizes its natural gas supply agreements, transportation agreements, park and loan agreements, storage agreements, and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price and volatility risks associated with providing such services to its customers through the use of a variety of risk management activities, including the use of exchange-traded/cleared derivative instruments and other contractual arrangements. LER is committed to managing commodity price risk, while it seeks to expand the services that it now provides. Nevertheless, income from LER’s operations is more subject to fluctuations in market conditions than the Utility’s operations. LER’s business is directly impacted by the effects of competition in the marketplace, the impacts of new pipeline infrastructure and surplus natural gas supplies on natural gas commodity prices. Further, LER's profitability may be impacted by the effects of the expiration of certain of its natural gas supply and transportation agreements if those contracts cannot be replaced and/or renewed with arrangements with similar terms and pricing.

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

In response to new pipeline infrastructure and more abundant natural gas supplies, LER may have the opportunity to enter into subsequent offsetting purchase or sale transactions at the same location in order to satisfy its commitments without incurring fuel cost to transport natural gas to a different location. Thus, LER cannot be certain that all of its wholesale purchase and sale transactions will settle physically. As such, certain transactions entered into on or after January 1, 2012 are designated as trading activities for financial reporting purposes, due to their settlement characteristics, rather than elected for normal purchases or normal sales designations under generally accepted accounting principles (GAAP). Results of operations from trading activities are reported on a net basis (instead of a gross basis) in Gas Marketing Operating Revenues, which may cause reductions in and/or volatility in the Company’s operating revenues, but has no effect on operating income or net income.

In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. In accordance with GAAP, some of LER’s purchase and sale transactions are not recognized in earnings until the natural gas is physically delivered, while other energy-related transactions, including those designated as trading activities, are required to be accounted for as derivatives, with the changes in their fair value (representing unrealized gains or losses) recorded in earnings in periods prior to settlement. Because related transactions of a purchase and sale strategy may be accounted for differently, there may be timing differences in the recognition of earnings under GAAP and economic earnings realized upon settlement. The Company reports both GAAP and net economic earnings (non-GAAP), as discussed below.

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

•
Lower of cost or market adjustments to the carrying value of commodity inventories resulting when the market price of the commodity falls below its original cost, to the extent that those commodities are economically hedged; and

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

Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. In addition, management excludes the effect of costs related to unique acquisition, divestiture, and restructuring activities, when evaluating on-going performance, and therefore excludes these costs from net economic earnings. These internal non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income. Reconciliations of net economic earnings and net economic earnings per share to the Company’s most directly comparable GAAP measures are provided below.

Reconciliation of Consolidated Net Economic Earnings (Non-GAAP) to Consolidated Net Income (GAAP)
(Millions, except per share amounts)	Gas Utility	Gas Marketing	Unallocated & Other	Total	Per Share Amounts**
Quarter Ended December 31, 2012
Net Economic Earnings (Losses) (Non-GAAP)	$25.3	$3.3	$(0.4)	$28.2	$1.25
Add: Unrealized gain (loss) on energy-related derivatives*	—	(0.4)	—	(0.4)	(0.01)
Add: Acquisition, divestiture and restructuring activities*	—	—	(2.2)	(2.2)	(0.10)
Net Income (Loss) (GAAP)	$25.3	$2.9	$(2.6)	$25.6	$1.14
Quarter Ended December 31, 2011
Net Economic Earnings (Losses) (Non-GAAP)	$21.1	$3.4	$0.4	$24.9	$1.11
Add: Unrealized gain (loss) on energy-related derivatives*	—	0.3	—	0.3	0.01
Add: Acquisition, divestiture and restructuring activities*	—	—	—	—	—
Net Income (Loss) (GAAP)	$21.1	$3.7	$0.4	$25.2	$1.12

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items. For the quarters ended December 31, 2012 and 2011, the total net amount of income tax (benefit) expense included in the reconciling items above is ($1.6) million and $0.2 million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $25.6 million for the quarter ended December 31, 2012, compared with $25.2 million for the quarter ended December 31, 2011. Basic and diluted earnings per share for the quarter ended December 31, 2012 were $1.14, compared with basic and diluted earnings per share of $1.13 and $1.12, respectively, for the quarter ended December 31, 2011. Earnings increased slightly compared to last year primarily due to improved results reported by Laclede Group's Gas Utility Segment. These factors were partially offset by acquisition costs incurred this quarter totaling $2.2 million, net of tax, or $0.10 per share, associated with agreements to acquire certain assets and liabilities from SUG, as described previously. To a lesser extent, earnings also decreased due to lower net income reported by the Gas Marketing Segment. Acquisition-related costs, among other items, are excluded from net economic earnings, which were $28.2 million for the quarter ended December 31, 2012, compared with $24.9 million for the same quarter last year. Net economic earnings per share were $1.25 for the quarter ended December 31, 2012, compared with $1.11 for the quarter ended December 31, 2011.

Gas Utility net income and Gas Utility net economic earnings both increased by $4.2 million for the quarter ended December 31, 2012, compared with the quarter ended December 31, 2011. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	decreases in operation and maintenance expenses totaling $3.2 million;

•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.3 million; and

•	increased sales margins reflecting colder weather this fall totaling $1.1 million.

These factors were partially offset by higher depreciation and amortization expenses totaling $0.9 million.

The Gas Marketing segment reported GAAP earnings totaling $2.9 million, a decrease of $0.8 million compared with the same quarter last year. Net economic earnings for the quarter ended December 31, 2012 decreased $0.1 million from the quarter ended December 31, 2011. The slight decrease in net economic earnings was primarily attributable to reduced sales margins, largely offset by higher transaction volumes. On a GAAP basis, LER’s results were impacted by the effect of higher unrealized losses from certain of LER’s energy-related derivative contracts.

Other net income and Other net economic earnings decreased $3.0 million and $0.8 million, respectively, compared with the same period last year. The decrease in net income is primarily due to unallocated expenses during the quarter ended December 31, 2012, attributable to the pending acquisition of MGE and NEG from SUG totaling $2.2 million, net of tax.

Gas Utility Operating Revenues

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

Gas Utility Operating Revenues for the quarter ended December 31, 2012 were $250.1 million, or $0.8 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter ended December 31, 2012 were 16.0% colder than the same quarter last year but 8.9% warmer than normal. Total system therms sold and transported were 261.1 million for the quarter ended December 31, 2012, compared with 238.6 million for the same period last year. Total off-system therms sold and transported were 80.4 million for the quarter ended December 31, 2012, compared with 98.2 million for the same period last year. The decrease in Gas Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher system sales volumes and other variations	$12.1
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(9.6)
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations - Overview)	(6.1)
Higher prices charged for off-system sales	1.5
Higher ISRS revenues	1.3
Total Variation	$(0.8)

Gas Utility Operating Expenses

Gas Utility Operating Expenses for the quarter ended December 31, 2012 decreased $12.4 million from the same quarter last year. Natural and propane gas expense decreased $10.2 million, or 7.0%, from last year’s level, primarily attributable to lower rates charged by our suppliers and lower off-system gas expense, partially offset by increased system volumes purchased for sendout. Other operation and maintenance expenses decreased $3.2 million, or 7.5%, primarily due to a higher rate of overheads capitalized, a lower provision for uncollectible accounts, and lower distribution expenses, partially offset by higher maintenance charges. Depreciation and amortization expense increased $0.9 million primarily due to additional depreciable property.

Gas Marketing Operating Revenues and Operating Expenses

Gas Marketing Operating Revenues and Operating Expenses decreased $103.3 million and $95.2 million, respectively, primarily due to the effect of recording certain transactions on a net basis (instead of a gross basis) which had no effect on earnings, as described in greater detail in Results of Operations – Overview. The decreases also reflect lower per unit gas prices, partially offset by higher volumes purchased and sold.

Other Operating Revenues and Operating Expenses

Other Operating Revenues decreased slightly by $0.2 million. The increase in Other Operating Expenses, totaling $4.7 million, was primarily due to the acquisition expenses discussed above. Additional acquisition expenses are expected to be incurred prior to the closing of the Transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) - Net decreased $0.9 million due to lower net investment gains.

Interest Charges

Interest charges during the quarter ended December 31, 2012 decreased $0.3 million from the same period last year primarily due to lower interest on long-term debt reflecting October 2012 maturity of $25 million of 6 1/2% first mortgage bonds, partially offset by the December 2012 issuance of $25 million of 3.31% unsecured notes. Average short-term interest rates were 0.3% for both the quarters ended December 31, 2012 and 2011. Average short-term borrowings were $74.9 million for the quarter ended December 31, 2012, compared with $81.2 million for the quarter ended December 31, 2011.

Income Taxes

The $2.0 million decrease in income taxes was primarily due to lower pre-tax income and various property-related deductions.

REGULATORY AND OTHER MATTERS

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008, 2009, 2010 and 2011. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede’s counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Missouri Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. On December 21, 2011, the Circuit Court reversed both the MoPSC’s November 3, 2010 Order and its February 4, 2011 Order. The MoPSC appealed and on December 11, 2012, the Western District Court of Appeals reversed the Circuit Court's December 21, 2011 decision. On December 26, 2012, the Company filed pleadings asking the Western District to either reconsider its decision or transfer the case to the Missouri Supreme Court. On January 29, 2013, the Western District Court of Appeals denied reconsideration of its December 26, 2012, decision. The Company is considering whether to appeal to the Missouri Supreme Court.

Subsequent to the July 7, 2010 complaint, the MoPSC Staff filed a related complaint on October 6, 2010 against Laclede Gas, LER, and Laclede Group, alleging that the Utility failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to be dismissed from the proceeding, which were granted by the Commission on December 22, 2010. On January 26, 2011, the Commission also dismissed certain counts of the complaint against Laclede Gas. The remaining counts and a counterclaim against the Staff, filed by Laclede Gas, are still pending before the Commission. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.

On December 21, 2012, Laclede Gas filed tariff sheets in a new general rate case proceeding that are designed to increase the Utility's total revenues by $48.4 million, or 6.7%. On December 27, 2012, the MoPSC suspended implementation of the Utility's proposed rates and set the case for hearing in August 2013.

On January 14, 2013, the Company filed an application with the MoPSC for approval to acquire the assets of MGE from SUG as reported in the Acquisition Agreements section on page 27. A similar filing was made with the Massachusetts Department of Public Utilities on January 24, 2013 for approval of the acquisition of NEG.

Also on January 14, 2013, the Utility made an ISRS filing with the Commission designed to increase revenues by $5.6 million annually, pending approval by the Commission.

On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. The Company believes that the allegations lack merit and is vigorously defending its position. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the consolidated financial position and results of operations, or cash flows of the Company.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies used in the preparation of our Consolidated Financial Statements are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and include the following:

•	Accounts receivable and allowance for doubtful accounts

•	Employee benefits and postretirement obligations

•	Regulated operations

•	Non-Regulated Gas Marketing Energy Contracts

There were no significant changes to these critical accounting policies during the three months ended December 31, 2012.

For discussion of other significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2012.

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

Net cash provided by operating activities was $3.9 million for the three months ended December 31, 2012, compared with net cash used in operating activities of $50.1 million for the same period last year. The variation is primarily associated with the timing of collections of gas cost under the Utility’s PGA Clause, including reduced cash payments for margin deposits associated with the Utility's use of natural gas derivative instruments. The variation also reflects decreased cash payments for the funding of pension plans.

Net cash used in investing activities for the three months ended December 31, 2012 was $28.7 million, compared with $18.6 million for the three months ended December 31, 2011. The variation primarily reflects additional capital expenditures this quarter for distribution plant and information technology investments.

Net cash provided by financing activities was $43.9 million for the three months ended December 31, 2012, compared with $70.0 million for the three months ended December 31, 2011. The variation primarily reflects the maturity of long-term debt and reduced issuances of short-term debt this quarter, partially offset by the issuance of additional long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Laclede Group had temporary cash investments totaling $33.9 million at December 31, 2012, earning an average interest rate of 0.2%. These investments, which are presented in the Cash and cash equivalents line of the Consolidated Balance Sheets, were diversified among money market funds and interest-bearing deposits at highly-rated commercial banks. The money market funds are accessible by the Company on demand. The bank deposits are also generally available on demand, though the banks reserve the right to require seven days’ notice for a withdrawal. These funds are used to support the working capital needs of the Company’s subsidiaries. The balance of short-term investments ranged between $10.4 million and $33.9 million during the three months ended December 31, 2012. Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the three months ended December 31, 2012.

Short-term Debt

As indicated in the discussion of cash flows above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At December 31, 2012, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, $257.1 million of which is scheduled to expire in July 2017 and $42.9 million of which is scheduled to expire in July 2016. The largest portion provided by a single bank is 17.9%. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As a result of certain amendments made on January 16, 2013, this maximum percentage will temporarily increase to 72.5% if the MGE acquisition is consummated. Such temporary increase would be effective from the date of consummation through September 30, 2014. As defined in the line of credit, total debt was 48% of total capitalization on December 31, 2012.

Short-term cash requirements outside of Laclede Gas have generally been met with internally generated funds. However, Laclede Group has $50 million in a syndicated line of credit, $42.9 million of which expires in July 2017 and $7.1 million of which expires in July 2016, to meet short-term liquidity needs of its subsidiaries. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. As a result of certain amendments made on January 16, 2013, this maximum percentage will temporarily increase to 72.5% if the MGE acquisition is consummated. Such temporary increase would be effective from the date of consummation through September 30, 2014. As defined in the line of credit, this ratio stood at 42% on December 31, 2012. Occasionally, Laclede Group’s lines may be used to provide for the funding needs of various subsidiaries. There were no borrowings under Laclede Group’s lines during the three months ended December 31, 2012.

Information about Laclede Group’s consolidated short-term borrowings (excluding intercompany borrowings) during the three months ended December 31, 2012 and as of December 31, 2012, is presented below:

Commercial Paper Borrowings
Three Months Ended December 31, 2012
Weighted average borrowings outstanding	$74.9 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$40.4 - $99.4 million

As of December 31, 2012
Borrowings outstanding at end of period	$83.1 million
Weighted average interest rate	0.3%

Based on average short-term borrowings for the three months ended December 31, 2012, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $0.8 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt, Equity, and Shelf Registrations

On August 3, 2012, Laclede Gas Company committed to issue $100 million of first mortgage bonds in a private placement, with settlement scheduled for March 2013. Of this $100 million, $55 million will be issued at 3.00% for a 10-year term, maturing in March 2023, and $45 million will be issued at 3.40% for a 15-year term, maturing in March 2028. Simultaneously, Laclede Group committed to the issuance of $25 million of 3.31% 10-year unsecured notes in a private placement, which settled on December 14, 2012. The proceeds will be used for general corporate purposes.

Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, which expires May 28, 2013. The entire amount of this shelf registration remains available to Laclede Gas at this time.

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million. This authorization was originally effective through June 30, 2013. In August 2012, Laclede Gas filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension became effective on November 23, 2012. During the three months ended December 31, 2012, pursuant to this authority, the Utility sold 21 shares of its common stock to Laclede Group for $0.8 million. As of February 1, 2013, $472.3 million remains available under this authorization. After the settlement of the $100 million in bonds in March 2013, $372.3 million in authorization will remain, assuming no other uses in the interim. As part of its MoPSC application for approval of the acquisition of MGE, Laclede Gas requested authority to issue debt and equity securities of up to $975 million. This request is pending approval by the Commission. The amount, timing, and type of additional financing to be issued, including in connection with the MGE and NEG acquisitions as described below, will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At December 31, 2012, Laclede Gas had fixed-rate long-term debt totaling $340 million. On October 15, 2012, Laclede Gas paid at maturity $25 million principal amount of 6 1/2% first mortgage bonds. While the remaining long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $340 million in long-term debt, $25 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 285,222 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 228,416 and 217,183 shares at December 31, 2012 and February 4, 2013, respectively, remaining available for issuance under its Form S-3. Laclede Group also has an automatic shelf registration statement on Form S-3 for the issuance of equity and debt securities. No securities have been issued under that S-3. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Additionally, as of December 31, 2012, Laclede Group had fixed-rate long-term debt totaling $25 million, which is subject to changes in its fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Group were to reacquire any of these issues in the open market prior to maturity. This debt has a make-whole call option.

In December 2012, Laclede Group announced agreements to acquire the assets of MGE and NEG for $1.015 billion, net of approximately $20 million in assumed debt. Simultaneously, Laclede Group entered into a fully committed bridge facility for $1.020 billion with Wells Fargo Bank, National Association in order to fund these acquisitions. The bridge facility was syndicated by Wells Fargo Securities, LLC, to a group of nine banks, effective on January 16, 2013. The permanent financing for the acquisitions is anticipated to be a combination of long-term debt of Laclede Gas and/or Laclede Group and Laclede Group equity securities. Laclede Group and Laclede Gas may engage in interest rate hedging activities prior to completing any such debt financing to protect against the impacts of adverse movements in rates.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company and the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $27.6 million for the three months ended December 31, 2012, compared with $18.3 million for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing customer relationship and work management, financial, and supply chain software applications. Non-utility capital expenditures were negligible during the three months ended December 31, 2012 and 2011.

Consolidated capitalization at December 31, 2012 consisted of 63.0% common stock equity and 37.0% long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include the pending acquisitions of MGE and NEG, capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at December 31, 2012 and at September 30, 2012, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance customer billings. The Consolidated Balance Sheet at December 31, 2011 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of December 31, 2012, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
Contractual Obligations	Total	Remaining Fiscal Year 2013	Fiscal Years 2014-2015	Fiscal Years 2016-2017	Fiscal Years 2018 and thereafter
Principal Payments on Long-Term Debt (a)	$465.0	$—	$—	$—	$465.0
Interest Payments on Long-Term Debt (a)	476.9	15.1	50.7	50.7	360.4
Capital Leases (b)	0.2	0.1	0.1	—	—
Operating Leases (b)	9.1	3.3	5.5	0.3	—
Purchase Obligations – Natural Gas (c)	387.2	275.0	92.0	19.4	0.8
Purchase Obligations – Other (d)	81.0	19.9	22.2	18.3	20.6
Total (e) (f)	$1,419.4	$313.4	$170.5	$88.7	$846.8

(a)
The principal and interest payments on long-term debt included in the table above include obligations associated with Laclede Gas’ commitment to issue $100 million of first mortgage bonds in private placements scheduled for settlement in March 2013. Of this $100 million, $55 million will be issued at 3.00% for a 10-year term, and $45 million will be issued at 3.40% for a 15-year term. Refer to Long-term Debt, Equity, and Shelf Registrations on page 36 for additional information.

(b)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Gas Utility and Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2012 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(e)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $6.5 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $18.2 million during the remaining nine months of fiscal year 2013. Laclede Gas anticipates a $1.0 million contribution relative to its non-qualified pension plans during the remaining nine months of fiscal year 2013. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $16.3 million to the qualified trusts and $0.6 million directly to participants from Laclede Gas’ funds during the remaining nine months of fiscal year 2013. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

(f)
The table above does not include the Company's potential payment of a "reverse break up" fee of $73.1 million that would be due in the event that SUG terminates the MGE acquisition agreement as a result of the failure of Laclede Group to obtain financing. See Note 12, Acquisition Agreements, of the Notes to Consolidated Financial Statements for further details. Also, the table does not include any anticipated additional long-term debt to finance the acquisitions.

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

In the course of its business, Laclede Group’s gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At December 31, 2012, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.

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

(Thousands)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin
Net balance of derivative (liabilities) assets at September 30, 2012	$(3,515)	$5,489	$1,974
Changes in fair value	1,990	—	1,990
Settlements/purchases - net	1,808	—	1,808
Changes in cash margin	—	(4,653)	(4,653)
Net balance of derivative assets at December 31, 2012	$283	$836	$1,119

	At December 31, 2012
	Maturity by Fiscal Year
(Thousands)	Total	2013	2014
Fair values of exchange-traded/cleared natural gas derivatives - net	$283	$341	$(58)
MMBtu – net (short) long futures/swap/option positions	(4,295)	(4,595)	300

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

(Thousands)

Net balance of derivative assets at September 30, 2012	$2,741
Changes in fair value	(1,013)
Settlements	(1,602)
Net balance of derivative assets at December 31, 2012	$126

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the three months ended December 31, 2012, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.8 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At December 31, 2012, Laclede Gas had fixed-rate long-term debt totaling $340 million. Additionally, Laclede Group had fixed-rate long-term debt totaling $25 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of its long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e and Rule 15d-15e under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Change in Internal Controls
During the fiscal quarter ended December 31, 2012, we implemented a significant suite of financial reporting applications. The new systems and related changes to processes have changed and enhanced our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during fiscal year 2013 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods. Although management believes internal controls will be maintained or enhanced by the new system, it has not completed its testing of the operating effectiveness of all controls in the new system. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.
Other than the system implementation discussed above, there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following paragraphs should be read in conjunction with the risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

RISKS RELATED TO THE COMPANY'S ACQUISITION AGREEMENTS WITH SOUTHERN UNION COMPANY

The transaction may not be completed or may be approved subject to unfavorable regulatory conditions, which could adversely affect anticipated benefits and/or Laclede Group's business, financial condition, results of operations and/or stock price.

On December 14, 2012, Laclede Group, through two newly formed wholly owned subsidiaries, Plaza Missouri Acquisition, Inc. (Plaza Missouri) and Plaza Massachusetts Acquisition, Inc., entered into purchase and sale agreements to acquire from SUG substantially all of the assets and liabilities of MGE and NEG. Subsequently, on January 11, 2013, the Company and Plaza Missouri, with consent of SUG, entered into an agreement with Laclede Gas to assign the MGE agreement to Laclede Gas. In order to complete the acquisitions, the Company must obtain approvals from the Missouri Public Service Commission and the Massachusetts Department of Public Utilities. These governmental agencies could seek to block or challenge the acquisitions or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the acquisitions. There can be no assurance as to the receipt or timing of these approvals. The acquisition agreements require the Company to use its reasonable best efforts to obtain these approvals, which may include conditions or restrictions that could have an adverse effect on the anticipated benefits of the acquisitions or on the Company's business, financial condition or results of operations. In addition, if these approvals are not received, or they are not received on terms that satisfy the conditions set forth in the acquisition agreements, then the Company will not be obligated to complete the transaction. Because the closing of each acquisition is conditioned upon the closing of the other, a delay by one regulatory agency may delay both acquisitions.

In addition, the acquisition agreements contain other customary closing conditions which may not be satisfied or waived or may take longer than anticipated to satisfy. The pending transaction subjects Laclede Group to a number of additional risks, including the following:

•	the Company's estimate of the costs to complete the acquisitions and the operating performance after the acquisitions close may vary significantly from actual results;

•
both before and after the closing of the acquisitions, the attention of management may be diverted to the acquisitions and subsequent integration of MGE and NEG rather than to current operations or the pursuit of other opportunities that could be beneficial to the Company;

•	the potential loss of key employees of the Company or of MGE or NEG who may be uncertain about their future roles if and when the acquisitions are completed; and

•	the trading price of Laclede Group's common stock may decline to the extent that the current market price reflects a market assumption that the transaction will be completed.

The acquisition agreements contain certain termination rights for both the Company and SUG, including, among others, the right to terminate if the acquisitions are not completed by October 14, 2013 (subject to up to four 30-day extensions under certain circumstances related to obtaining required regulatory approvals). In the event that SUG terminates the MGE acquisition agreement as a result of the failure of Laclede Group to obtain financing, the Company may be required to pay SUG a "reverse break up" fee of $73.1 million, which amount will operate as liquidated damages and a cap on such liability for such breach.

The occurrence of any of these events individually or in combination could have a material adverse effect on the Company's business, financial condition or results of operations or the trading price of its common stock.

Laclede Group expects to issue significant debt and equity capital in order to provide permanent financing for the acquisitions in lieu of and/or to refund borrowings under the bridge loan facility, and, as a result, the Company is subject to market risks including market demand for equity and debt offerings, equity price changes, and interest rate volatility, adverse impacts on its credit ratings and dilution of its common stock.

In connection with the acquisition agreements, Laclede Group has obtained a commitment from Wells Fargo Bank, National Association and various other banks for a syndicated $1.020 billion bridge loan facility, which may be used to finance a significant portion of the acquisitions and pay related fees and expenses in the event that permanent financing is not in place at the time of the closing of the acquisitions. The permanent financing is anticipated to include a mix of long-term debt of Laclede Group and/or Laclede Gas and common equity of Laclede Group, and, depending on market conditions, may include other instruments such as convertible debt, preferred shares, or term loans.

Although the Company and its advisers believe they have taken prudent steps to position the Company and its subsidiaries for successful capital raises, there can be no assurance as to the ultimate cost or availability of permanent financing.

Among other risks, the planned increase in indebtedness may:

•	make it more difficult for Laclede Group to pay or refinance its debts as they become due during adverse economic and industry conditions;

•
limit the Company's flexibility to pursue other strategic opportunities or react to changes in its business and the industry in which it operates and, consequently, place it at a competitive disadvantage to competitors with less debt;

•
require an increased portion of the Company's cash flows from operations of Laclede Group and Laclede Gas to be used for debt service payments, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, dividend payments and other general corporate purposes;

•
result in a downgrade in the credit rating of Laclede Group's or Laclede Gas' indebtedness, which could limit their ability to borrow additional funds or increase the interest rates applicable to their indebtedness;

•	result in higher interest expense in the event of increases in market interest rates for both long-term debt as well as short-term commercial paper or bank loans at variable rates;

•	reduce the amount of credit available to support hedging activities; and

•	require that additional terms, conditions or convenants be placed on the Company.

Among other risks, the planned issuance of additional equity by Laclede Group may:

•	be dilutive to Laclede Group's existing shareholders and earnings per share;

•	impact the Company's capital structure and cost of the capital;

•
be adversely impacted by movements in the overall equity markets and/or the utility or natural gas utility industry sectors of that market, which could impact the offering price of the Company's new equity or necessitate the use of other equity or equity-like instruments such as preferred stock, convertible preferred shares, or convertible debt; and

•	impact Laclede Group's ability to meet its current and future dividend obligations.

In addition, in order to maintain investment-grade credit ratings, Laclede Group may consider it appropriate to reduce the amount of indebtedness outstanding following the acquisitions. This may be accomplished in several ways, including issuing additional shares of common stock or securities convertible into shares of common stock, reducing discretionary uses of cash or a combination of these and other measures. The specific measures that management may ultimately decide to use to maintain or improve its credit ratings and their timing, will depend upon a number of factors, including market conditions and forecasts at the time those decisions are made.

The acquisitions and associated costs and integration efforts may adversely affect the Company's business, financial condition or results of operations, which may negatively affect the market price of Laclede Group's common shares.

While management currently anticipates that the acquisitions will be neutral to the Company's earnings per share in the first full year following their completion and accretive thereafter, this expectation is based on preliminary estimates which may materially change. Laclede Group may encounter additional transaction and integration-related costs, may fail to realize all of the anticipated benefits of the acquisitions or be subject to other factors that affect those preliminary estimates.

The process of integrating the operations of MGE and NEG could cause an interruption of, or loss of momentum in, the activities of one or more of those businesses and the possible loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the transaction and the integration of the companies' operations could have an adverse effect on the business, results of operations, financial condition or prospects of Laclede Group after the acquisitions are ultimately consumated.

The Company expects to incur costs associated with combining the operations of the companies, as well as transaction fees and other costs related to the transaction. The Company also will incur integration costs in connection with the acquisitions and management is in the early stages of assessing the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the businesses.

Any of these factors could cause a decrease in the price of Laclede Group's common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2012, the only repurchases of our common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases.

Period	Total No. of Shares Purchases	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans	Maximum No. of Shares that May Yet be Purchased Under the Plans
October 1, 2012 – October 31, 2012	—	—	—	—
November 1, 2012 – November 30, 2012	18,590	$38.90	—	—
December 1, 2012 – December 31, 2012	—	—	—	—
Total	18,590	—	—	—

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	February 5, 2013	By:	/s/ Steven P. Rasche
Steven P. Rasche
Senior Vice President, Finance and Accounting
(Authorized Signatory and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.

2.1*	-	Purchase and Sale Agreement for Missouri Gas Energy dated December 14, 2012;
filed as Exhibit 2.1 to the Company's Form 8-K filed December 17, 2012.
2.2*	-	Purchase and Sale Agreement for New England Gas Company dated December 14, 2012;
filed as Exhibit 2.2 to the Company's Form 8-K filed December 17, 2012.
2.3	-	Employee Agreement for Missouri Gas Energy dated December 14, 2012; filed as
Exhibit 2.3 to the Company's Form 8-K filed December 17, 2012.
2.4	-	Employee Agreement for New England Gas Company dated December 14, 2012; filed as
Exhibit 2.4 to the Company's Form 8-K filed December 17, 2012.
10.1	-	Form of Performance Contingent Restricted Stock Unit Award Agreement
10.2	-	First Amendment to Loan Agreement with Laclede Group, Inc. dated January 16, 2013;
filed as Exhibit 10.1 to the Company's Form 8-K filed January 18, 2013.
10.3	-	First Amendment to Loan Agreement with Laclede Gas Company dated January 16,
2013; filed as Exhibit 10.2 to the Company's Form 8-K filed January 18, 2013.
10.4	-	Commitment Letter dated December 14, 2012; filed as Exhibit 99.1 to the Company's
Form 8-K filed December 17, 2012.
10.5	-	Assignment and Assumption Agreement dated January 11, 2013; filed as Exhibit 99.1 to the Company's Form 8-K filed January 14, 2013.
10.6	-	Consent dated January 11, 2013; filed as Exhibit 99.2 to the Company's Form 8-K filed
January 14, 2013.
12	-	Ratio of Earnings to Fixed Charges.
31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).
32	-	CEO and CFO Section 1350 Certifications.
101.INS	-	XBRL Instance Document. (1)
101.SCH	-	XBRL Taxonomy Extension Schema. (1)
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	-	XBRL Taxonomy Definition Linkbase. (1)
101.LAB	-	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

*Schedules to these exhibits have been omitted, but will be furnished to the SEC upon request.

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Statements of Consolidated Income for the three months ended December 31, 2012 and 2011; (iii) unaudited Statements of Consolidated Comprehensive Income for the three months ended December 31, 2012 and 2011; (iv) unaudited Consolidated Balance Sheets at December 31, 2012, September 30, 2012 and December 31, 2011; (v) unaudited Statements of Consolidated Cash Flows for the three months ended December 31, 2012 and 2011, and (vi) Notes to the unaudited Consolidated Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.