Form 10-Q
period 2013-03-31
LACLEDE GROUP INC
filed 2013-04-30
CIK 1126956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-16681

THE LACLEDE GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	74-2976504 (I.R.S. Employer Identification number)
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

As of April 26, 2013, there were 22,671,392 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

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

Item 1. Financial Statements

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2013	2012	2013	2012
Operating Revenues:
Gas Utility	$354,097	$298,620	$604,208	$549,522
Gas Marketing	41,255	59,434	96,504	218,022
Other	2,261	121	3,904	1,544
Total Operating Revenues	397,613	358,175	704,616	769,088
Operating Expenses:
Gas Utility
Natural and propane gas	230,440	171,164	366,956	317,915
Other operation expenses	35,267	38,043	69,187	75,608
Maintenance	5,924	5,761	11,655	11,069
Depreciation and amortization	11,258	10,175	22,223	20,264
Taxes, other than income taxes	21,751	20,093	36,557	34,760
Total Gas Utility Operating Expenses	304,640	245,236	506,578	459,616
Gas Marketing	35,995	61,805	93,376	214,364
Other	5,129	551	10,727	1,420
Total Operating Expenses	345,764	307,592	610,681	675,400
Operating Income	51,849	50,583	93,935	93,688
Other Income and (Income Deductions) – Net	1,340	1,381	2,424	3,320
Interest Charges:
Interest on long-term debt	5,689	5,740	11,127	11,479
Other interest charges	1,016	539	1,604	1,114
Total Interest Charges	6,705	6,279	12,731	12,593
Income Before Income Taxes	46,484	45,685	83,628	84,415
Income Tax Expense	16,242	16,001	27,818	29,557
Net Income	$30,242	$29,684	$55,810	$54,858
Weighted Average Number of Common Shares Outstanding:
Basic	22,421	22,254	22,396	22,223
Diluted	22,498	22,336	22,466	22,299
Basic Earnings Per Share of Common Stock	$1.34	$1.33	$2.48	$2.45
Diluted Earnings Per Share of Common Stock	$1.34	$1.32	$2.47	$2.45
Dividends Declared Per Share of Common Stock	$0.425	$0.415	$0.850	$0.830
See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Net Income	$30,242	$29,684	$55,810	$54,858
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(7,590)	5,106	(6,201)	8,153
Reclassification adjustment for (gains) losses included in
net income	(22)	408	2,228	(2,422)
Net unrealized gains (losses) on cash flow hedging
derivative instruments	(7,612)	5,514	(3,973)	5,731
Defined benefit pension and other postretirement plans:
Net actuarial loss arising during the period	—	(2,366)	—	(2,366)
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	90	3,482	181	3,573
Net defined benefit pension and other postretirement plans	90	1,116	181	1,207
Other Comprehensive Income (Loss), Before Tax	(7,522)	6,630	(3,792)	6,938
Income Tax (Benefit) Expense Related to Items of Other
Comprehensive Income	(2,868)	2,561	(1,417)	2,680
Other Comprehensive (Loss) Income, Net of Tax	(4,654)	4,069	(2,375)	4,258
Comprehensive Income	$25,588	$33,753	$53,435	$59,116
See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Mar. 31,	Sept. 30,	Mar. 31,
(Thousands)	2013	2012	2012
ASSETS
Utility Plant	$1,538,890	$1,497,419	$1,425,922
Less: Accumulated depreciation and amortization	478,971	478,120	468,209
Net Utility Plant	1,059,919	1,019,299	957,713
Non-utility property	5,456	6,039	4,448
Other investments	52,910	50,775	54,688
Other Property and Investments	58,366	56,814	59,136
Current Assets:
Cash and cash equivalents	146,880	27,457	9,302
Accounts receivable:
Utility	148,624	64,027	100,015
Non-utility	55,925	51,042	34,915
Other	9,290	26,478	18,666
Allowance for doubtful accounts	(8,833)	(7,705)	(8,758)
Delayed customer billings	19,663	—	13,464
Inventories:
Natural gas stored underground	32,776	92,729	57,456
Propane gas	8,963	10,200	8,964
Materials and supplies at average cost	4,385	3,543	4,102
Natural gas receivable	13,470	22,377	16,351
Derivative instrument assets	6,021	2,855	5,297
Unamortized purchased gas adjustments	11,039	40,674	11,241
Deferred income taxes	2,527	—	—
Prepayments and other	9,183	9,339	6,795
Total Current Assets	459,913	343,016	277,810
Deferred Charges:
Regulatory assets	424,743	456,047	457,749
Other	6,157	5,086	5,723
Total Deferred Charges	430,900	461,133	463,472
Total Assets	$2,009,098	$1,880,262	$1,758,131

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	Mar. 31,.	Sept. 30,.	Mar. 31,
(Thousands, except share amounts)	2013.	2012.	2012
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,643,693, 22,539,431, and 22,489,986 shares issued, respectively)	$22,644	$22,539	$22,490
Paid-in capital	172,736	168,607	165,056
Retained earnings	451,114	414,581	425,500
Accumulated other comprehensive loss	(6,491)	(4,116)	2,158
Total Common Stock Equity	640,003	601,611	615,204
Long-term debt (less current portion)	464,434	339,416	339,386
Total Capitalization	1,104,437	941,027	954,590
Current Liabilities:
Notes payable	—	40,100	—
Accounts payable	108,648	89,503	73,045
Advance customer billings	—	25,146	—
Current portion of long-term debt	—	25,000	25,000
Wages and compensation accrued	16,175	13,908	13,873
Dividends payable	10,059	9,831	9,697
Customer deposits	7,706	8,565	9,459
Interest accrued	6,191	8,590	8,789
Taxes accrued	44,550	11,304	25,062
Deferred income taxes	—	6,675	6,615
Other	14,015	13,502	16,220
Total Current Liabilities	207,344	252,124	187,760
Deferred Credits and Other Liabilities:
Deferred income taxes	343,016	355,509	335,215
Unamortized investment tax credits	3,006	3,113	3,219
Pension and postretirement benefit costs	191,778	196,558	163,940
Asset retirement obligations	41,512	40,368	28,313
Regulatory liabilities	83,026	56,319	53,267
Other	34,979	35,244	31,827
Total Deferred Credits and Other Liabilities	697,317	687,111	615,781
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$2,009,098	$1,880,262	$1,758,131
See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
(Thousands)	2013	2012
Operating Activities:
Net Income	$55,810	$54,858
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	22,913	20,565
Deferred income taxes and investment tax credits	(11,132)	6,167
Other – net	450	(744)
Changes in assets and liabilities:
Accounts receivable – net	(71,164)	(20,355)
Unamortized purchased gas adjustments	29,635	14,478
Deferred purchased gas costs	43,827	(30,160)
Accounts payable	23,797	(26,546)
Delayed customer billings - net	(44,809)	(28,694)
Taxes accrued	32,971	12,575
Natural gas stored underground	59,953	57,714
Other assets and liabilities	115	11,601
Net cash provided by operating activities	142,366	71,459
Investing Activities:
Capital expenditures	(62,707)	(40,658)
Other investments	(2,126)	(1,440)
Net cash used in investing activities	(64,833)	(42,098)
Financing Activities:
Issuance of long-term debt	125,000	—
Maturity of first mortgage bonds	(25,000)	—
Repayment of short-term debt – net	(40,100)	(46,000)
Changes in book overdrafts	(1,262)	357
Issuance of common stock	2,852	2,195
Non-employee directors’ restricted stock awards	—	(565)
Dividends paid	(19,054)	(18,314)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(729)	(1,165)
Excess tax benefits from stock-based compensation	636	185
Other	(453)	(29)
Net cash provided by (used in) financing activities	41,890	(63,336)
Net Increase (Decrease) in Cash and Cash Equivalents	119,423	(33,975)
Cash and Cash Equivalents at Beginning of Period	27,457	43,277
Cash and Cash Equivalents at End of Period	$146,880	$9,302
Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$14,569	$12,521
Income taxes	(3,165)	2,763
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
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at March 31, 2013 and 2012, for the Utility, were $33.3 million and $13.0 million, respectively. The amount of accrued unbilled revenue at September 30, 2012 was $11.6 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Gas Utility Operating Revenues for the quarters ended March 31, 2013 and 2012 were $17.2 million and $15.5 million, respectively. Amounts recorded in Gas Utility Operating Revenues for the six months ended March 31, 2013 and 2012 were $27.5 million and $25.7 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
NEW ACCOUNTING STANDARDS - In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income,” to amend ASC Topic 220, “Comprehensive Income,” by changing certain financial statement presentation requirements. Under the amended guidance, entities may either present a single continuous statement of comprehensive income or, consistent with the Company’s current presentation, provide separate but consecutive statements (a statement of income and a statement of comprehensive income). ASU No. 2011-05 would have required that, regardless of the method chosen, reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements, displaying the effect on both net income and other comprehensive income. However, in December 2011, the FASB issued ASU No. 2011-12 to defer the effective date of this particular requirement while it reconsiders this provision of the guidance. The amendments in these ASUs do not change the items that are required to be reported in other comprehensive income and, accordingly, did not impact total net income, comprehensive income, or earnings per share upon adoption in the first quarter of fiscal year 2013.
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
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU amends Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income,” by requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to provide information on significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Company will present the new disclosures prospectively beginning in the first quarter of fiscal year 2014.

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
Pension costs for quarters ended March 31, 2013 and 2012 were $4.2 million and $7.6 million, respectively, including amounts charged to construction. Pension costs for six months ended March 31, 2013 and 2012 were $8.4 million and $11.8 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Service cost – benefits earned during the period	$2,311	$2,301	$4,622	$4,613
Interest cost on projected benefit obligation	4,066	4,840	8,132	9,711
Expected return on plan assets	(4,741)	(4,899)	(9,482)	(9,798)
Amortization of prior service cost	136	148	272	296
Amortization of actuarial loss	2,839	2,259	5,678	4,536
Loss on lump-sum settlement	—	3,407	—	3,407
Sub-total	4,611	8,056	9,222	12,765
Regulatory adjustment	(433)	(484)	(867)	(967)
Net pension cost	$4,178	$7,572	$8,355	$11,798

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. There were no lump-sum payments recognized as settlements during the six months ended March 31, 2013. Lump-sum payments recognized as settlements were $6.4 million during the six months ended March 31, 2012.
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
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2013 contributions to the pension plans through March 31, 2013 were $8.9 million to the qualified trusts and approximately $0.3 million to the non-qualified plans. Contributions to the pension plans for the remaining six months of fiscal 2013 are anticipated to be at least $14.5 million to the qualified trusts and $0.8 million to the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended March 31, 2013 and 2012 were $2.4 million, including amounts charged to construction. Postretirement benefit costs for both the six months ended March 31, 2013 and 2012 were $4.8 million, including amounts charged to construction.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2013	2012	2013	2012
Service cost – benefits earned during the period	$2,534	$2,015	$5,067	$4,030
Interest cost on accumulated postretirement benefit obligation	1,279	1,380	2,558	2,760
Expected return on plan assets	(1,081)	(991)	(2,162)	(1,982)
Amortization of transition obligation	23	34	46	68
Amortization of prior service cost (credit)	1	(518)	2	(1,036)
Amortization of actuarial loss	1,325	1,065	2,650	2,130
Sub-total	4,081	2,985	8,161	5,970
Regulatory adjustment	(1,699)	(604)	(3,398)	(1,208)
Net postretirement benefit cost	$2,382	$2,381	$4,763	$4,762

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
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2013 contributions to the postretirement plans through March 31, 2013 were $4.1 million to the qualified trusts and approximately $0.4 million paid directly to participants from Laclede Gas' funds. Contributions to the postretirement plans for the remaining six months of fiscal year 2013 are anticipated to be $12.2 million to the qualified trusts and $0.4 million paid directly to participants from Laclede Gas’ funds.

3.        STOCK-BASED COMPENSATION

Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan (2006 Plan). Refer to Note 3 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2012 for descriptions of the plan.

Restricted Stock Awards

During the six months ended March 31, 2013, the Company granted 108,419 performance-contingent restricted stock units to executive officers and key employees at a weighted average grant date fair value of $34.48 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. Most of these stock units have a performance period ending September 30, 2015. While the participants have no interim voting rights on these stock units, dividends accrue during the performance period and are paid to the participants upon vesting, but are subject to forfeiture if the underlying stock units do not vest. The number of stock units that will ultimately vest is dependent upon the attainment of certain levels of earnings and other strategic goals, as well as the Company’s level of total shareholder return (TSR) during the performance period relative to a comparator group of companies. This TSR provision is considered a market condition under GAAP.

Activity of restricted stock and restricted stock units subject to performance and/or market conditions during the six months ended March 31, 2013 is presented below:

	Restricted Stock/ Stock Units	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2012	232,403	$30.89
Granted (maximum shares that can be earned)	108,419	$34.48
Vested	(37,436)	$27.02
Forfeited	(48,782)	$25.71
Nonvested at March 31, 2013	254,604	$33.98

During the six months ended March 31, 2013, the Company granted 58,774 shares of time-vested restricted stock and stock units to executive officers, key employees, and directors at a weighted average grant date fair value of $39.96 per share. Most of these shares were awarded on December 3, 2012 and vest December 3, 2015. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture.

Time-vested restricted stock and stock unit activity for the six months ended March 31, 2013 is presented below:

	Restricted Stock/ Stock Units	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2012	115,115	$36.54
Granted	58,774	$39.96
Vested	(20,200)	$30.46
Forfeited	(3,250)	$38.18
Nonvested at March 31, 2013	150,439	$38.65

During the six months ended March 31, 2013, 57,636 shares of restricted stock and stock units (performance-contingent and time-vested), awarded on November 4, 2009, December 1, 2009, and January 4, 2010, vested. The Company withheld 18,744 of the vested shares at a weighted average price of $38.90 per share pursuant to elections by employees to satisfy tax withholding obligations.

Stock Option Awards

Stock option activity for the six months ended March 31, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at September 30, 2012	214,000	$31.02
Granted	—	$—
Exercised	(49,500)	$29.54
Forfeited	—	$—
Expired	—	$—
Outstanding at March 31, 2013	164,500	$31.47	2.1	$1,848
Fully Vested and Expected to Vest at March 31, 2013	164,500	$31.47	2.1	$1,848
Exercisable at March 31, 2013	164,500	$31.47	2.1	$1,848

The closing price of the Company’s common stock was $42.70 at March 31, 2013.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2013	2012	2013	2012
Total equity compensation cost	$1,137	$684	$1,759	$1,351
Compensation cost capitalized	(356)	(221)	(539)	(359)
Compensation cost recognized in net income	781	463	1,220	992
Income tax benefit recognized in net income	(298)	(179)	(467)	(383)
Compensation cost recognized in net income, net of income tax	$483	$284	$753	$609

As of March 31, 2013, there was $7.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.2 years.

4.        EARNINGS PER COMMON SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands, Except Per Share Amounts)	2013	2012	2013	2012
Basic EPS:
Net Income	$30,242	$29,684	$55,810	$54,858
Less: Income allocated to participating securities	186	167	312	324
Net Income Available to Common Shareholders	$30,056	$29,517	$55,498	$54,534

Weighted Average Shares Outstanding	22,421	22,254	22,396	22,223
Earnings Per Share of Common Stock	$1.34	$1.33	$2.48	$2.45

Diluted EPS:
Net Income	$30,242	$29,684	$55,810	$54,858
Less: Income allocated to participating securities	186	166	311	323
Net Income Available to Common Shareholders	$30,056	$29,518	$55,499	$54,535

Weighted Average Shares Outstanding	22,421	22,254	22,396	22,223
Dilutive Effect of Stock Options, Restricted Stock,
and Restricted Stock Units	77	82	70	76
Weighted Average Diluted Shares	22,498	22,336	22,466	22,299
Earnings Per Share of Common Stock	$1.34	$1.32	$2.47	$2.45
Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Restricted stock and stock units subject to
performance and/or market conditions	211	203	211	203

5.        FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are as follows:

			Classification of Estimated Fair Value
(Thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2013
Cash and cash equivalents	$146,880	$146,880	$136,826	$10,054	$—
Short-term debt	—	—	—	—	—
Long-term debt, including current portion	464,434	539,260	—	539,260	—
As of September 30, 2012
Cash and cash equivalents	$27,457	$27,457	$17,380	$10,077	$—
Short-term debt	40,100	40,100	—	40,100	—
Long-term debt, including current portion	364,416	452,768	—	452,768	—
As of March 31, 2012
Cash and cash equivalents	$9,302	$9,302	$4,261	$5,041	$—
Short-term debt	—	—	—	—	—
Long-term debt, including current portion	364,386	432,098	—	432,098	—

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2013
Assets
U. S. Stock/Bond Mutual Funds	$13,922	$—	$—	$—	$13,922
NYMEX/ICE natural gas contracts	11,010	379	—	(8,209)	3,180
NYMEX gasoline and heating
oil contracts	322	—	—	(192)	130
Natural gas commodity contracts	—	2,888	117	(289)	2,716
Total	$25,254	$3,267	$117	$(8,690)	$19,948
Liabilities
NYMEX/ICE natural gas contracts	$2,447	$1,342	$—	$(3,789)	$—
Natural gas commodity contracts	—	990	24	(289)	725
Interest rate swaps	$—	$4,549	$—	$—	$4,549
Total	$2,447	$6,881	$24	$(4,078)	$5,274
As of September 30, 2012
Assets
U. S. Stock/Bond Mutual Funds	$13,187	$—	$—	$—	$13,187
NYMEX/ICE natural gas contracts	7,411	994	—	(8,405)	—
NYMEX gasoline and heating
oil contracts	344	—	—	(344)	—
Natural gas commodity contracts	—	3,060	113	(299)	2,874
Total	$20,942	$4,054	$113	$(9,048)	$16,061
Liabilities
NYMEX/ICE natural gas contracts	$12,253	$1,891	$—	$(14,144)	$—
Natural gas commodity contracts	—	428	4	(299)	133
Total	$12,253	$2,319	$4	$(14,443)	$133
As of March 31, 2012
Assets
U. S. Stock/Bond Mutual Funds	$17,907	$—	$—	$—	$17,907
NYMEX/ICE natural gas contracts	5,182	1,310	—	(4,881)	1,611
NYMEX gasoline and heating
oil contracts	81	—	—	(81)	—
Natural gas commodity contracts	—	4,362	79	(538)	3,903
Total	$23,170	$5,672	$79	$(5,500)	$23,421
Liabilities
NYMEX/ICE natural gas contracts	$37,811	$2,342	$—	$(40,153)	$—
Natural gas commodity contracts	—	1,190	21	(538)	673
Total	$37,811	$3,532	$21	$(40,691)	$673

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

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2013	2012	2013	2012
Beginning of period	$30	$37	$109	$13
Settlements	37	(41)	(29)	(7)
Net losses related to derivatives not held at end of period	—	(1)	—	(4)
Net gains related to derivatives still held at end of period	26	63	13	56
End of period	$93	$58	$93	$58

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At March 31, 2013, Laclede Gas held 0.5 million gallons of gasoline futures contracts at an average price of $2.30 per gallon. Most of these contracts, the longest of which extends to April 2014, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815. The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.

In the course of its business, Laclede Group’s gas marketing subsidiary, LER, which includes its wholly owned subsidiary LER Storage Services, Inc., enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At March 31, 2013, the fair values of 69.6 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 59.8 million MMBtu will settle during fiscal year 2013, while the remaining 9.8 million MMBtu will settle during fiscal year 2014. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or Ice Clear Europe (ICE) futures, swap, and option contracts to lock in margins. At March 31, 2013, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX and ICE natural gas futures, swap, and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.
The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX/ICE natural gas futures and swap positions at March 31, 2013 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2013	—	$—	4.36	$3.61
Fiscal 2014	—	—	3.26	3.86
Open long futures positions
Fiscal 2013	7.58	$3.40	0.77	$3.71
Fiscal 2014	4.87	3.97	0.65	3.01

At March 31, 2013, Laclede Gas and LER also had 14.2 million MMBtu and 1.5 million MMBtu, respectively, of other price mitigation in place through the use of NYMEX natural gas option-based strategies.
In February 2013, Laclede Group entered into certain interest rate swap agreements to effectively lock in interest rates on a portion of the long-term debt it anticipates issuing to finance its pending acquisition of Missouri Gas Energy (MGE). These derivative instruments have been designated as cash flow hedges of forecasted transactions. These forward starting swaps involve the payment of a fixed interest rate and the receipt of a floating interest rate (the London Interbank Offered Rate, also known as LIBOR) over the terms specified in the contracts. At March 31, 2013, the notional amount of interest rate swaps outstanding was $355 million with stated maturities ranging from 2018 to 2043 and fixed interest rates ranging between 1.28% and 3.14%.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at March 31, 2013, it is expected that approximately $3.1 million of pre-tax unrealized losses will be reclassified into the Statements of Consolidated Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income
		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	March 31,		March 31,
(Thousands)	Recorded in Income	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
NYMEX/ICE natural gas contracts		$(3,188)	$5,023	$(1,855)	$8,020
NYMEX gasoline and heating oil contracts		147	83	203	133
Interest rate swaps		(4,549)	—	(4,549)	—
Total		$(7,590)	$5,106	$(6,201)	$8,153
Effective portion of gain (loss) reclassified from AOCI to income:
NYMEX/ICE natural gas contracts	Gas Marketing Operating Revenues	$302	$4,048	$(1,661)	$10,788
	Gas Marketing Operating Expenses	(318)	(4,445)	(652)	(8,369)
Sub-total		(16)	(397)	(2,313)	2,419
NYMEX gasoline and heating oil contracts	Other Gas Utility Operating Expenses	38	(11)	85	3
Total		$22	$(408)	$(2,228)	$2,422
Ineffective portion of gain (loss) on derivatives recognized in income:
NYMEX/ICE natural gas contracts	Gas Marketing Operating Revenues	$(87)	$50	$(412)	$69
	Gas Marketing Operating Expenses	(44)	(90)	(129)	(196)
Sub-total		(131)	(40)	(541)	(127)
NYMEX gasoline and heating oil contracts	Other Gas Utility Operating Expenses	(31)	28	(132)	34
Total		$(162)	$(12)	$(673)	$(93)
Derivatives Not Designated as Hedging Instruments *
Gain (loss) recognized in income on derivatives:
Natural gas commodity contracts	Gas Marketing Operating Revenues	$1,745	$1,557	$775	$790
	Gas Marketing Operating Expenses	—	—	—	687
NYMEX/ICE natural gas contracts	Gas Marketing Operating Revenues	(1,679)	1,478	(612)	1,548
	Gas Marketing Operating Expenses	—	30	—	30
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	13	12	46	13
Total		$79	$3,077	$209	$3,068

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at March 31, 2013
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	$520		Accounts Receivable - Other	$2,993
NYMEX/ICE natural gas contracts	Other Deferred Charges	5		Other Deferred Charges	—
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	312		Derivative Instrument Assets	—
Interest rate swaps	Other Current Liabilities	—		Other Current Liabilities	4,549
Sub-total		837			7,542
Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	10,862		Derivative Instrument Assets	339
	Accounts Receivable – Other	2		Accounts Receivable – Other	457
Natural gas commodity contracts	Derivative Instrument Assets	2,943		Derivative Instrument Assets	227
	Other Current Liabilities	62		Other Current Liabilities	787
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	10		Derivative Instrument Assets	—
Sub-total		13,879			1,810
Total derivatives		$14,716			$9,352

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	$405		Accounts Receivable - Other	$3,413
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	334		Accounts Receivable - Other	—
Sub-total		739			3,413
Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	8,000		Accounts Receivable - Other	10,731
Natural gas commodity contracts	Derivative Instrument Assets	3,150		Derivative Instrument Assets	295
	Other Current Liabilities	4		Other Current Liabilities	137
	Other Deferred Charges	19		Other Deferred Charges	—
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	10		Accounts Receivable - Other	—
Sub-total		11,183			11,163
Total derivatives		$11,922			$14,576

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at March 31, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$3,545		Derivative Instrument Assets	$3,242
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	72		Accounts Receivable - Other	—
Sub-total		3,617			3,242
Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	709		Accounts Receivable - Other	36,437
	Derivative Instrument Assets	2,238		Derivative Instrument Assets	474
Natural gas commodity contracts	Derivative Instrument Assets	4,176		Derivative Instrument Assets	490
	Other Deferred Charges	217		Other Deferred Charges	—
	Other Current Liabilities	48		Other Current Liabilities	721
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	9		Accounts Receivable - Other	—
Sub-total		7,397			38,122
Total derivatives		$11,014			$41,364

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

(Thousands)	Mar. 31, 2013	Sept. 30, 2012	Mar. 31, 2012
Fair value of asset derivatives presented above	$14,716	$11,922	$11,014
Fair value of cash margin receivables offset with derivatives	2,928	5,478	35,648
Netting of assets and liabilities with the same counterparty	(11,618)	(14,526)	(41,148)
Total	$6,026	$2,874	$5,514

Derivative Instrument Assets, per Consolidated Balance Sheets:
Derivative instrument assets	$6,021	$2,855	$5,297
Other deferred charges	5	19	217
Total	$6,026	$2,874	$5,514

Fair value of liability derivatives presented above	$9,352	$14,576	$41,364
Fair value of cash margin payables offset with derivatives	7,540	83	457
Netting of assets and liabilities with the same counterparty	(11,618)	(14,526)	(41,148)
Derivative instrument liabilities, per Consolidated Balance Sheets*	$5,274	$133	$673

*    Included in the Other line of the Current Liabilities section

Additionally, at March 31, 2013, September 30, 2012, and March 31, 2012, the Company had $1.3 million, $10.0 million, and $8.2 million, respectively, in cash margin receivables not offset with derivatives, that are presented in Accounts Receivable - Other.

8.        CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $21.9 million at March 31, 2013. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $19.5 million Accounts receivable attributable to utility companies and their marketing affiliates comprised $13.7 million of total accounts receivable at March 31, 2013, while net receivable amounts from these customers, reflecting netting arrangements, were $11.6 million. LER also has concentrations of credit risk with certain individually significant counterparties. At March 31, 2013, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure), were $23.9 million. These five counterparties are either investment-grade rated or owned by investment-grade rated companies. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $22.4 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

9.        OTHER INCOME AND (INCOME DEDUCTIONS) - NET

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2013	2012	2013	2012
Interest income	$257	$316	$663	$664
Net investment (loss) gain	1,174	1,164	1,104	2,194
Other income	9	11	77	11
Other income deductions	(100)	(110)	580	451
Other Income and (Income Deductions) – Net	$1,340	$1,381	$2,424	$3,320

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

		Gas		Unallocated and
(Thousands)	Gas Utility	Marketing	Other	Eliminations	Consolidated
Three Months Ended
March 31, 2013
Revenues from external customers	$354,097	$41,255	$2,261	$—	$397,613
Intersegment revenues	9,814	(2,332)	319	(7,801)	—
Total Operating Revenues	363,911	38,923	2,580	(7,801)	397,613
Net Economic Earnings (Losses)	30,197	2,368	(51)	—	32,514
Total assets	1,821,372	202,012	126,668	(140,954)	2,009,098
Six Months Ended
March 31, 2013
Revenues from external customers	$604,208	$96,504	$3,904	$—	$704,616
Intersegment revenues	10,494	4,574	578	(15,646)	—
Total Operating Revenues	614,702	101,078	4,482	(15,646)	704,616
Net Economic Earnings (Losses)	55,538	5,649	(440)	—	60,747
Total assets	1,821,372	202,012	126,668	(140,954)	2,009,098
Three Months Ended
March 31, 2012
Revenues from external customers	$298,623	$66,045	$381	$—	$365,049
Intersegment revenues	—	1,927	259	(9,060)	(6,874)
Total Operating Revenues	298,623	67,972	640	(9,060)	358,175
Net Economic Earnings	25,772	2,545	110	—	28,427
Total assets	1,680,948	177,129	151,646	(251,592)	1,758,131
Six Months Ended
March 31, 2012
Revenues from external customers	$549,522	$218,022	$1,544	$—	$769,088
Intersegment revenues	3	8,538	519	(9,060)	—
Total Operating Revenues	549,525	226,560	2,063	(9,060)	769,088
Net Economic Earnings	46,851	5,984	485	—	53,320
Total assets	1,680,948	177,129	151,646	(251,592)	1,758,131

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income
	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Total Net Economic Earnings above	$32,514	$28,427	$60,747	$53,320
Add: Unrealized (loss) gain on energy-related derivative
contracts, net of tax	(587)	1,963	(1,026)	2,244
Add: Lower of cost or market inventory
adjustments, net of tax	—	(562)	—	(562)
Add: Realized (loss) gain on economic hedges prior to sale of
the physical commodity, net of tax	(9)	(144)	22	(144)
Add: Acquisition, divestiture, and restructuring activities,
net of tax	(1,676)	—	(3,933)	—
Net Income	$30,242	$29,684	$55,810	$54,858

11.        COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through fiscal year 2018, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2013 are estimated at approximately $410 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
During fiscal 2011, the Utility initiated a multi-year project to replace its existing customer relationship and work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At March 31, 2013, the Company was contractually committed to costs of approximately $1.5 million related to this project, with additional expenditures to be incurred throughout the project’s life.
Refer to Note 12, Acquisition Agreements, for information about Laclede Group's commitments associated with the pending acquisitions of substantially all of the assets and liabilities of Missouri Gas Energy (MGE) and New England Gas Company (NEG) and the subsequent agreement with Algonquin Power & Utilities Corp. (APUC) that will allow an APUC subsidiary to acquire the Company's rights to purchase the assets of NEG.

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
Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, the Company stated that it would participate in future environmental response activities at the site in conjunction with other potentially responsible parties that are willing to contribute to such efforts in a meaningful and equitable fashion. Further correspondence from the Missouri Attorney General dated April 12, 2012, and November 28, 2012, encouraged Laclede Gas and other present and former owners of the site to move forward with further site investigation for possible remediation via enrollment in the Missouri Department of Natural Resources Brownfields/Voluntary Cleanup Program (BVCP) in lieu of being subjected to enforcement action by the United States Environmental Protection Agency, Region VII. Accordingly, Laclede Gas and the other former and current owners of the site each have entered into, or are in the process of entering into, Provisional Cost Sharing and Environmental Response Agreements enabling Laclede Gas to enroll the property in the BVCP and to fund and conduct additional investigation of the property. Laclede Gas enrolled the site in the BVCP as of April 1, 2013.
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

The MoPSC Staff previously proposed disallowances related to Laclede Gas' recovery of its purchased gas costs totaling $6.0 million pertaining to Laclede Gas' purchase of gas from a marketing affiliate, LER, applicable to fiscal years 2005 through 2007. The MoPSC Staff also proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 through 2011. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments. Management, after discussion with counsel, continues to believe the final outcome of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows. Laclede Gas is currently in discussions with the MoPSC Staff and other parties to resolve these matters.
In connection with its review of these affiliate transactions, Laclede Gas objected, on the grounds of relevance, to MoSPC data requests seeking to obtain from LER certain of LER's proprietary documents unrelated to Laclede Gas' purchases from LER. On July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed stating the Staff failed to adhere to pricing provisions of the MoPSC's affiliate transaction rules and Laclede Gas' Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede's counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. These Orders were later reversed by the Cole County Circuit Court, but ultimately upheld by the Western District Court of Appeals. On March 19, 2013, the Missouri Supreme Court declined Laclede Gas' request to review the opinion of the Western District Court of Appeals relating to the information-related requirements of the 2001 Order. As a result, additional LER documentation may need to be shared with the MoPSC staff. In addition, certain related complaints filed by the MoPSC Staff on October 6, 2010 and a counterclaim by Laclede Gas against Staff are still pending before the Commission. Management, after discussion with counsel, continues to believe the final outcome of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows. Laclede Gas is currently in discussions with the MoPSC Staff and other parties to resolve these matters.
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
As discussed in Note 7, Derivative Instruments and Hedging Activities, Laclede Gas and LER enter into NYMEX and ICE exchange-traded/cleared derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas and LER to a new brokerage firm. On January 31, 2013, the bankruptcy trustee received approval from the court to make certain additional distributions to customers. As a result of this action, Laclede Gas and LER received partial cash distributions totaling $0.7 million and $0.1 million, respectively, in April 2013. As of April 29, 2013, Laclede Gas and LER had $0.9 million and $0.2 million, respectively, on deposit with MF Global that remain unavailable pending final resolution by the bankruptcy trustee. Regarding the funds that remain outstanding after this partial distribution, management is currently unable to predict when, or to what extent, these funds will be returned. Management does not believe that the Company's exposure is material.
Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

12.    ACQUISITION AGREEMENTS

On December 14, 2012, Laclede Group entered into purchase and sale agreements, subject to customary closing adjustments, to acquire for $1.035 billion (collectively, the Transaction) from Southern Union Company (SUG), an affiliate of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P., substantially all of the assets and liabilities of SUG's MGE and NEG divisions (collectively, the Utilities). The Utilities are engaged in the distribution of natural gas on a regulated basis in western Missouri and in southeastern Massachusetts.
The Transaction is targeted to close before the end of fiscal year 2013, subject to customary closing conditions, including regulatory approvals from the MoPSC and the Massachusetts Department of Public Utilities. On January 22, 2013, the Federal Trade Commission notified the Company of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. No shareholder approval is required to complete the Transaction, and each of the entities has received all necessary approvals from their boards of directors.

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
Laclede Group's agreement to acquire MGE for $975 million, via the newly formed wholly owned subsidiary Plaza Missouri Acquisition, Inc., was assigned by Laclede Group to Laclede Gas on January 11, 2013. Subsequently, on January 14, 2013, the Company filed an application with the MoPSC for approval to acquire the assets of MGE from SUG, and the Company continues to work with the MoPSC staff to respond to their requests for additional information supporting the Company's pending application.
Similarly, the agreement to acquire NEG for $60 million, including approximately $19.5 million of assumed NEG debt, is contracted through a second newly formed wholly owned subsidiary of Laclede Group, Plaza Massachusetts Acquisition, Inc. (Plaza Massachusetts). On February 11, 2013, the Company announced that it entered into an agreement with Algonquin Power & Utilities Corp. (APUC) that will allow an APUC subsidiary, through its acquisition of the stock of Plaza Massachusetts, to acquire the rights to purchase the assets of NEG, subject to certain approvals and conditions. Under the terms of this agreement, the Company will receive $11 million from APUC at closing. Further, APUC has deposited $3.0 million in an escrow account that will be paid to SUG at closing. The sale of NEG to APUC is subject to approval from the Massachusetts Department of Public Utilities (MDPU), and a filing that was made by the Company and SUG with the MDPU on January 24, 2013, for approval of the acquisition of NEG, was amended on February 19, 2013 to include APUC. On March 15, 2013, the MDPU issued a procedural schedule setting the case for hearing during the last week in June 2013. Laclede Group remains obligated to acquire NEG in the event that APUC is not able to satisfy all conditions for closing on or before October 14, 2013, although the Company believes this scenario would be unlikely. The Company's agreement with APUC is not anticipated to impact the MGE transaction.
The Transaction is supported by existing company cash and Laclede Group's fully committed $1.020 billion bridge facility with Wells Fargo Bank, National Association. That bridge facility was syndicated to a group of nine financial institutions in January 2013. The Company anticipates permanent financing to be a combination of long-term debt and equity.
The Company continues to incur costs associated with the evaluation, approval and financing of the Transaction. During the three and six months ended March 31, 2013, Laclede Group recorded $1.7 million and $3.9 million, respectively, net of tax, of third-party expenses associated with the Transaction.

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

In addition, actual results may differ materially from those contemplated in any forward-looking statement due to the timing and likelihood of the closing of i) the purchase of substantially all of the assets and liabilities of Missouri Gas Energy (MGE) from Southern Union Company (SUG), ii) the Company's agreement with Algonquin Power & Utilities Corp. (APUC) to allow an APUC subsidiary to acquire the Company's rights to purchase the assets of New England Gas Company (NEG), and iii) the other factors discussed in "Risks Related To The Company's Acquisition Agreements With Southern Union Company And Algonquin Power & Utilities Corp." under Part II. Item 1A on page 45 of this Report. Refer to Acquisition Agreements on page 28 for additional information.

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

ACQUISITION AGREEMENTS

In December 2012, Laclede Group, through two newly formed wholly owned subsidiaries, Plaza Missouri Acquisition , Inc. and Plaza Massachusetts Acquisition, Inc., entered into definitive purchase and sale agreements with SUG to acquire substantially all of the assets of MGE and NEG. On February 11, 2013, the Company announced that it entered into an agreement with APUC that will allow an APUC subsidiary to acquire the Company's rights to purchase the assets of NEG, subject to certain approvals and conditions. The Company's agreement with APUC is not expected to impact the MGE transaction. These transactions are targeted to be completed before the end of fiscal year 2013. The strategic rationale for Laclede Group is described below:

•
With a larger market capitalization and enterprise value, the Company expects to have improved trading liquidity and better access to the capital markets. It plans to be able to support growth initiatives in new markets with new customers.

•	Laclede Group will serve Missouri's two largest metropolitan areas in a state where it already has a working relationship with regulators.

•
The acquisition of MGE is expected to be neutral to Laclede Group's earnings per share in the first full year following closing and accretive thereafter. The acquisition of MGE is expected to be immediately accretive to cash flow.

Completion of the pending transactions, including the agreement with APUC relative to NEG, is subject to customary closing conditions, including regulatory approvals from the Missouri Public Service Commission (MoPSC or Commission) and the Massachusetts Department of Public Utilities. No shareholder approval is required to complete the transaction, and each of the entities has received all necessary approvals from their boards of directors. On January 22, 2013, the Federal Trade Commission notified the Company of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

LER provides both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. LER utilizes its natural gas supply agreements, transportation agreements, park and loan agreements, storage agreements, and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price and volatility risks associated with providing such services to its customers through the use of a variety of risk management activities, including the use of exchange-traded/cleared derivative instruments and other contractual arrangements. LER is committed to managing commodity price risk, while it seeks to expand the services that it now provides. Nevertheless, income from LER’s operations is more subject to fluctuations in market conditions than the Utility’s operations. LER’s business is directly impacted by the effects of competition in the marketplace, the impacts of new pipeline infrastructure and surplus natural gas supplies on natural gas commodity prices. Further, LER's profitability will likely be impacted by the effects of the expiration of certain of its natural gas supply and transportation agreements if those contracts cannot be replaced and/or renewed with arrangements with similar terms and pricing.

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

Quarter Ended March 31, 2013

Reconciliation of Consolidated Net Economic Earnings (Non-GAAP) to Consolidated Net Income (GAAP)
(Millions, except per share amounts)	Gas Utility	Gas Marketing	Unallocated & Other	Total	Per Share Amounts**
Quarter Ended March 31, 2013
Net Economic Earnings (Losses) (Non-GAAP)	$30.2	$2.4	$(0.1)	$32.5	$1.44
Add: Unrealized gain (loss) on energy-related derivatives*	—	(0.6)	—	(0.6)	(0.03)
Add: Acquisition, divestiture and restructuring activities*	—	—	(1.7)	(1.7)	(0.07)
Net Income (Loss) (GAAP)	$30.2	$1.8	$(1.8)	$30.2	$1.34
Quarter Ended March 31, 2012
Net Economic Earnings (Losses) (Non-GAAP)	$25.8	$2.5	$0.1	$28.4	$1.27
Add: Unrealized gain (loss) on energy-related derivatives*	—	2.0	—	2.0	0.09
Add: Lower of cost or market inventory adjustments*	—	(0.6)	—	(0.6)	(0.03)
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity*	—	(0.1)	—	(0.1)	(0.01)
Add: Acquisition, divestiture and restructuring activities*	—	—	—	—	—
Net Income (Loss) (GAAP)	$25.8	$3.8	$0.1	$29.7	$1.32

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items. For the quarters ended March 31, 2013 and 2012, the total net amount of income tax (benefit) expense included in the reconciling items above is ($1.4) million and $0.8 million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $30.2 million for the quarter ended March 31, 2013, compared with $29.7 million for the quarter ended March 31, 2012. Basic and diluted earnings per share for the quarter ended March 31, 2013 were $1.34, compared with basic and diluted earnings per share of $1.33 and $1.32, respectively, for the quarter ended March 31, 2012. Earnings increased compared to last year primarily due to improved results reported by Laclede Group's Gas Utility Segment. These factors were partially offset by lower net income reported by the Gas Marketing Segment and acquisition costs incurred this quarter totaling $1.7 million, net of tax, or $0.07 per share, associated with agreements to acquire certain assets and liabilities from SUG, as described previously. Acquisition-related costs, among other items, are excluded from net economic earnings, which were $32.5 million for the quarter ended March 31, 2013, compared with $28.4 million for the same quarter last year. Net economic earnings per share were $1.44 for the quarter ended March 31, 2013, compared with $1.27 for the quarter ended March 31, 2012.

Gas Utility net income and net economic earnings both increased by $4.4 million for the quarter ended March 31, 2013, compared with the quarter ended March 31, 2012. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	increased sales margins reflecting colder weather this year totaling $4.4 million;

•	decreases in employee benefit expenses of $2.8 million; and

•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.1 million.

These benefits were partially offset by higher depreciation and amortization expenses totaling $1.1 million.

The Gas Marketing segment reported GAAP earnings totaling $1.8 million, a decrease of $2.0 million compared with the same quarter last year. Net economic earnings for the quarter ended March 31, 2013 decreased $0.1 million from the quarter ended March 31, 2012. The decrease in net economic earnings was primarily attributable to reduced sales margins, reflecting low price volatility and basis differentials in the current natural gas market and the expiration of a favorable supply contract, largely offset by higher transaction volumes and the realization of seasonal storage spreads. On a GAAP basis, LER's results were further impacted by the effect of higher net unrealized losses from certain of LER's energy-related derivative contracts.

Other net income and net economic earnings decreased $1.9 million and $0.2 million, respectively, compared with the same period last year. The decrease in net income is primarily due to unallocated expenses during the quarter ended March 31, 2013, attributable to the pending acquisition of MGE and NEG from SUG totaling $1.7 million, net of tax.

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

Gas Utility Operating Revenues for the quarter ended March 31, 2013 were $354.1 million, or $55.5 million more than the same period last year. Temperatures experienced in the Utility’s service area during the quarter ended March 31, 2013 were 45.7% colder than the same quarter last year and 3.5% colder than normal. Last year's temperatures were the warmest on record. Total system therms sold and transported were 413.0 million for the quarter ended March 31, 2013, compared with 305.2 million for the same period last year. Total off-system therms sold and transported were 102.0 million for the quarter ended March 31, 2013, compared with 130.0 million for the same period last year. The increase in Gas Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher system sales volumes and other variations	$60.2
Higher prices charged for off-system sales	10.9
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(9.4)
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations - Overview)	(7.3)
Higher ISRS revenues	1.1
Total Variation	$55.5

Gas Utility Operating Expenses

Gas Utility Operating Expenses for the quarter ended March 31, 2013 increased $59.4 million from the same quarter last year. Natural and propane gas expense increased $59.3 million, or 34.6%, from last year’s level, primarily attributable to increased system volumes purchased for sendout and higher off-system gas expense, partially offset by lower rates charged by our suppliers. Other operation and maintenance expense decreased $2.6 million, or 6.0%, primarily due to lower employee benefit expenses, a lower provision for uncollectible accounts, a higher rate of overheads capitalized, and reduced customer accounts expenses, partially offset by increased charges for outside services. Depreciation and amortization expense increased $1.1 million primarily due to additional depreciable property. Taxes, other than income taxes, increased $1.7 million, or 8.3%, primarily due to increased gross receipts taxes (attributable to increased system sales revenues).

Gas Marketing Operating Revenues and Operating Expenses

Gas Marketing Operating Revenues and Operating Expenses decreased $18.2 million and $25.8 million, respectively, primarily due to the effect of recording certain transactions on a net basis (instead of a gross basis) which had no effect on earnings, as described in greater detail in Results of Operations – Overview. The decreases were partially offset by higher volumes purchased and sold as well as higher per unit gas prices.

Other Operating Revenues and Operating Expenses

Other Operating Revenues increased by $2.1 million, primarily due to a sale of propane inventory by Laclede Pipeline Company during the quarter ended March 31, 2013. The increase in Other Operating Expenses, totaling $4.6 million, was primarily due to the acquisition expenses discussed above and expenses associated with the aforementioned propane sale. Additional acquisition expenses are expected to be incurred prior to the closing of the Transaction.

Interest Charges

Interest charges during the quarter ended March 31, 2013 increased $0.4 million from the same period last year primarily due to expenses associated with the Company's bridge loan facility, partially offset by lower interest on long-term debt. The slightly lower interest on long-term debt reflects the net effect of the October 2012 maturity of $25 million of 6 1/2% first mortgage bonds and the December 2012 and March 2013 issuances of additional long-term debt of $25 million and $100 million, respectively. Average short-term interest rates were 0.3% for both the quarters ended March 31, 2013 and 2012. Average short-term borrowings were $46.7 million for the quarter ended March 31, 2013, compared with $68.7 million for the quarter ended March 31, 2012.

Six Months Ended March 31, 2013

Reconciliation of Consolidated Net Economic Earnings (Non-GAAP) to Consolidated Net Income (GAAP)
(Millions, except per share amounts)	Gas Utility	Gas Marketing	Unallocated & Other	Total	Per Share Amounts**
Six Months Ended March 31, 2013
Net Economic Earnings (Losses) (Non-GAAP)	$55.5	$5.6	$(0.4)	$60.7	$2.69
Add: Unrealized gain (loss) on energy-related derivatives*	(0.1)	(0.9)	—	(1.0)	(0.05)
Add: Acquisition, divestiture and restructuring activities*	—	—	(3.9)	(3.9)	(0.17)
Net Income (Loss) (GAAP)	$55.4	$4.7	$(4.3)	$55.8	$2.47
Six Months Ended March 31, 2012
Net Economic Earnings (Losses) (Non-GAAP)	$46.8	$6.0	$0.5	$53.3	$2.38
Add: Unrealized gain (loss) on energy-related derivatives*	0.1	2.2	—	2.3	0.11
Add: Lower of cost or market inventory adjustments*	—	(0.6)	—	(0.6)	(0.03)
Add: Realized gain (loss) on economic hedges prior to the sale of the physical commodity*	—	(0.1)	—	(0.1)	(0.01)
Net Income (Loss) (GAAP)	$46.9	$7.5	$0.5	$54.9	$2.45

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items. For the six months ended March 31, 2013 and 2012, the total net amount of income tax (benefit) expense included in the reconciling items above is ($3.0) million and $1.0 million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $55.8 million for the six months ended March 31, 2013, compared with $54.9 million for the six months ended March 31, 2012. Basic and diluted earnings per share for the six months March 31, 2013 were $2.48 and $2.47, respectively, compared with basic and diluted earnings per share of $2.45 for the six months ended March 31, 2012. Earnings increased compared to last year primarily due to improved results reported by Laclede Group's Gas Utility Segment, partially offset by acquisition costs incurred during the period totaling $3.9 million, net of tax, or $0.17 per share, associated with agreements to acquire certain assets and liabilities from SUG, as described previously. Additionally, earnings were impacted by decreased income from the Gas Marketing Segment. Acquisition-related costs, among other items, are excluded from net economic earnings, which were $60.7 million for the six months ended March 31, 2013, compared with $53.3 million for the same period last year. Net economic earnings per share were $2.69 for the six months ended March 31, 2013, compared with $2.38 for the six months ended March 31, 2012.

Gas Utility net income and net economic earnings increased by $8.5 million and $8.7 million, respectively for the six months ended March 31, 2013, compared with the six months ended March 31, 2012. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	increased sales margins reflecting colder weather this year totaling $5.4 million;

•	decreases in employee benefit expenses totaling $3.0 million;

•	a lower provision for uncollectible accounts totaling $2.9 million; and

•	higher ISRS revenues totaling $2.4 million.

These benefits were partially offset by higher depreciation and amortization expenses totaling $2.0 million.

The Gas Marketing segment reported GAAP earnings totaling $4.7 million, a decrease of $2.8 million compared with the same period last year. Net economic earnings for the six months ended March 31, 2013 decreased $0.4 million from the six months ended March 31, 2012. The decrease in net economic earnings was primarily attributable to reduced sales margins, reflecting current market conditions and the expiration of a favorable supply contract, largely offset by higher transaction volumes. On a GAAP basis, LER's results were further impacted by the effect of higher net unrealized losses from certain of LER's energy-related derivative contracts.

Other net income and net economic earnings decreased $4.8 million and $0.9 million, respectively, compared with the same period last year. The decrease in net income is primarily due to unallocated expenses during the six months ended March 31, 2013, attributable to the pending acquisition of MGE and NEG from SUG totaling $3.9 million, net of tax.

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

Gas Utility Operating Revenues for the six months ended March 31, 2013 were $604.2 million, or $54.7 million more than the same period last year. Temperatures experienced in the Utility’s service area during the six months ended March 31, 2013 were 32.6% colder than the same period last year, but 1.6% warmer than normal. Last year's temperatures were the warmest on record. Total system therms sold and transported were 674.1 million for the six months ended March 31, 2013, compared with 543.7 million for the same period last year. Total off-system therms sold and transported were 182.4 million for the six months ended March 31, 2013, compared with 228.2 million for the same period last year. The increase in Gas Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher system sales volumes and other variations	$74.2
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(21.0)
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations - Overview)	(13.5)
Higher prices charged for off-system sales	12.6
Higher ISRS revenues	2.4
Total Variation	$54.7

Gas Utility Operating Expenses

Gas Utility Operating Expenses for the six months ended March 31, 2013 increased $47.0 million from the same period last year. Natural and propane gas expense increased $49.0 million, or 15.4%, from last year’s level, primarily attributable to increased system volumes purchased for sendout and higher off-system gas expense, partially offset by lower rates charged by our suppliers. Other operation and maintenance expenses decreased $5.8 million, or 6.7%, primarily due to lower employee benefit expenses, a lower provision for uncollectible accounts, a higher rate of overheads capitalized, and reduced customer accounts expenses, partially offset by increased charges for outside services. Depreciation and amortization expense increased $2.0 million primarily due to additional depreciable property. Taxes, other than income taxes, increased $1.8 million, or 5.2%, primarily due to increased gross receipts taxes (attributable to increased system sales revenues).

Gas Marketing Operating Revenues and Operating Expenses

Gas Marketing Operating Revenues and Operating Expenses decreased $121.5 million and $121.0 million, respectively, primarily due to the effect of recording certain transactions on a net basis (instead of a gross basis) which had no effect on earnings, as described in greater detail in Results of Operations – Overview. The decreases were partially offset by higher volumes purchased and sold and, to a lesser extent, higher per unit gas prices.

Other Operating Revenues and Operating Expenses

Other Operating Revenues increased by $2.4 million, primarily due to a sale of propane inventory by Laclede Pipeline Company during the six months ended March 31, 2013. The increase in Other Operating Expenses, totaling $9.3 million, was primarily due to the acquisition-related expenses discussed above and expenses associated with the aforementioned propane sale. Additional acquisition expenses are expected to be incurred prior to the closing of the Transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) - Net decreased $0.9 million primarily due to lower net investment gains.

Interest Charges

Interest charges during the six months ended March 31, 2013 increased $0.1 million from the same period last year primarily due expenses associated with the Company's bridge loan facility, partially offset by lower interest on long-term debt. The lower interest on long-term debt reflects the net effect of the October 2012 maturity of $25 million of 6 1/2% first mortgage bonds and the December 2012 and March 2013 issuances of additional long-term debt of $25 million and $100 million, respectively. Average short-term interest rates were 0.3% for both the six months ended March 31, 2013 and 2012. Average short-term borrowings were $61.0 million for the six months ended March 31, 2013, compared with $75.0 million for the six months ended March 31, 2012.

Income Taxes

The $1.7 million decrease in income taxes was primarily due to lower pre-tax income and various property-related deductions.

REGULATORY AND OTHER MATTERS

The MoPSC Staff previously proposed disallowances related to Laclede Gas' recovery of its purchased gas costs totaling $6.0 million pertaining to Laclede Gas' purchase of gas from a marketing affiliate, LER, applicable to fiscal years 2005 through 2007. The MoPSC Staff also proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 through 2011. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments. Management, after discussion with counsel, continues to believe the final outcome of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows. Laclede Gas is currently in discussions with the MoPSC Staff and other parties to resolve these matters.
In connection with its review of these affiliate transactions, Laclede Gas objected, on the grounds of relevance, to MoSPC data requests seeking to obtain from LER certain of LER's proprietary documents unrelated to Laclede Gas' purchases from LER. On July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed stating the Staff failed to adhere to pricing provisions of the MoPSC's affiliate transaction rules and Laclede Gas' Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede's counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. These Orders were later reversed by the Cole County Circuit Court, but ultimately upheld by the Western District Court of Appeals. On March 19, 2013, the Missouri Supreme Court declined Laclede Gas' request to review the opinion of the Western District Court of Appeals relating to the information-related requirements of the 2001 Order. As a result, additional LER documentation may need to be shared with the MoPSC staff. In addition, certain related complaints filed by the MoPSC Staff on October 6, 2010 and a counterclaim by Laclede Gas against Staff are still pending before the Commission. Management, after discussion with counsel, continues to believe the final outcome of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows. Laclede Gas is currently in discussions with the MoPSC Staff and other parties to resolve these above matters.

On December 21, 2012, Laclede Gas filed tariff sheets in a new general rate case proceeding that are designed to increase the Utility's total revenues by $43.6 million, net of current annualized ISRS revenues. On December 27, 2012, the MoPSC suspended implementation of the Utility's proposed rates and set the case for hearing in August 2013.

On January 14, 2013, the Company filed an application with the MoPSC for approval to acquire the assets of MGE from SUG as reported in the Acquisition Agreements section on page 28. A similar filing was made with the Massachusetts Department of Public Utilities (MDPU) on January 24, 2013 for approval of the acquisition of NEG. On March 15, 2013, the MDPU issued a procedural schedule setting the case for hearing during the last week in June 2013.

Also on January 14, 2013, the Utility made an ISRS filing with the Commission and an increase of $4.8 million was approved by the MoPSC effective March 15, 2013.

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

There were no significant changes to these critical accounting policies during the six months ended March 31, 2013.

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

Net cash provided by operating activities was $142.4 million for the six months ended March 31, 2013, compared with $71.5 million for the same period last year. The variation is primarily associated with the timing of collections of gas cost under the Utility’s PGA Clause, primarily due to reduced cash payments for margin deposits associated with the Utility's use of natural gas derivative instruments. The variation also reflects decreased cash payments for the funding of pension plans. These benefits were partially offset by changes in delayed and advance customer billings

Net cash used in investing activities for the six months ended March 31, 2013 was $64.8 million, compared with $42.1 million for the six months ended March 31, 2012. The variation primarily reflects additional capital expenditures this year for distribution plant and information technology investments.

Net cash provided by financing activities was $41.9 million for the six months ended March 31, 2013, compared with net cash used in financing activities of $63.3 million for the six months ended March 31, 2012. The variation primarily reflects the issuance of additional long-term debt this year, partially offset by the maturity of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Laclede Group had temporary cash investments totaling $131.3 million at March 31, 2013, earning an average interest rate of 0.1%. This includes $35.5 million held by Laclede Gas, also at an average interest rate of 0.1%. These investments, which are presented in the Cash and cash equivalents line of the Consolidated Balance Sheets, were diversified among money market funds and interest-bearing deposits at highly-rated commercial banks. The money market funds are accessible by the Company on demand. The bank deposits are also generally available on demand, though the banks reserve the right to require seven days’ notice for a withdrawal. These funds are used to support the working capital needs of the Company’s subsidiaries. The balance of short-term investments ranged between $10.4 million and $131.3 million during the six months ended March 31, 2013. Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the six months ended March 31, 2013, but there were no such borrowings at March 31, 2013.

Short-term Debt

As indicated in the discussion of cash flows above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At March 31, 2013, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, $257.1 million of which is scheduled to expire in July 2017 and $42.9 million of which is scheduled to expire in July 2016. The largest portion provided by a single bank is 17.9%. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As a result of certain amendments made on January 16, 2013, this maximum percentage will temporarily increase to 72.5% if the MGE acquisition is consummated. Such temporary increase would be effective from the date of consummation through September 30, 2014. As defined in the line of credit, total debt was 45% of total capitalization on March 31, 2013.

Short-term cash requirements outside of Laclede Gas have generally been met with internally generated funds. However, Laclede Group has $50 million in a syndicated line of credit, $42.9 million of which expires in July 2017 and $7.1 million of which expires in July 2016, to meet short-term liquidity needs of its subsidiaries. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. As a result of certain amendments made on January 16, 2013, this maximum percentage will temporarily increase to 72.5% if the MGE acquisition is consummated. Such temporary increase would be effective from the date of consummation through September 30, 2014. As defined in the line of credit, this ratio stood at 42% on March 31, 2013. Occasionally, Laclede Group’s lines may be used to provide for the funding needs of various subsidiaries. There were no borrowings under Laclede Group’s lines during the six months ended March 31, 2013.

Information about Laclede Group’s consolidated short-term borrowings (excluding intercompany borrowings) during the six months ended March 31, 2013 and as of March 31, 2013, is presented below:

Commercial Paper Borrowings
Six Months Ended March 31, 2013
Weighted average borrowings outstanding	$61.0 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0.0 - $99.4 million

As of March 31, 2013
Borrowings outstanding at end of period	None
Weighted average interest rate	N/A

Based on average short-term borrowings for the six months ended March 31, 2013, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $0.6 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt, Equity, and Shelf Registrations

On March 15, 2013, Laclede Gas issued $100 million of first mortgage bonds in a private placement that had been committed to in August 2012. Of this $100 million, $55 million were issued at 3.00% for a 10-year term, maturing in March 2023, and $45 million were issued at 3.40% for a 15-year term, maturing in March 2028. Laclede Group issued $25 million of 3.31% 10-year unsecured notes in a private placement on December 14, 2012, which had also been committed to in August 2012. The proceeds were used for the repayment of short-term debt and general corporate purposes.

Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, which expires May 28, 2013. The entire amount of this shelf registration remains available to Laclede Gas at this time.

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million. This authorization was originally effective through June 30, 2013. In August 2012, Laclede Gas filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension became effective on November 23, 2012. During the six months ended March 31, 2013, pursuant to this authority, the Utility sold 43 shares of its common stock to Laclede Group for $1.7 million. As of April 26, 2013, $371.4 million remains available under this authorization. As part of its MoPSC application for approval of the acquisition of MGE, Laclede Gas requested authority to issue debt and equity securities of up to $975 million. This request is pending approval by the Commission. The amount, timing, and type of additional financing to be issued, including in connection with the MGE and NEG acquisitions as described below, will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

On October 15, 2012, Laclede Gas paid at maturity $25 million principal amount of 6 1/2% first mortgage bonds. At March 31, 2013, Laclede Gas had fixed-rate long-term debt totaling $440 million. While the remaining long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $440 million in long-term debt, $25 million have no call option, $335 million have make-whole call options, and $80 million are callable at par on or after October 15, 2013. None of the debt has any put options.

Additionally, as of March 31, 2013, Laclede Group had fixed-rate long-term debt totaling $25 million, which is subject to changes in its fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Group were to reacquire any of these issues in the open market prior to maturity. This debt has a make-whole call option.

Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 285,222 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 211,127 and 203,428 shares at March 31, 2013 and April 26, 2013, respectively, remaining available for issuance under its Form S-3. Laclede Group also has an automatic shelf registration statement on Form S-3 for the issuance of equity and debt securities. No securities have been issued under that S-3. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.

In December 2012, Laclede Group announced agreements to acquire the assets of MGE and NEG for $1.015 billion, net of $19.5 million in assumed debt. Simultaneously, Laclede Group entered into a fully committed bridge facility for $1.020 billion with Wells Fargo Bank, National Association in order to fund these acquisitions. The bridge facility was syndicated by Wells Fargo Securities, LLC, to a group of nine banks, effective on January 16, 2013. The permanent financing for the acquisitions is anticipated to be a combination of long-term debt of Laclede Gas and/or Laclede Group and Laclede Group equity securities. As described in further in Acquisition Agreements, on February 11, 2013, the Company announced that it entered into an agreement with APUC that will allow an APUC subsidiary to acquire the Company's rights to purchase the assets of NEG. Laclede Group has entered into interest rate hedges for approximately 69% of the expected debt issuance to protect against the impacts of adverse movements in rates. Additional interest rate hedging may be done either by Laclede Gas or Laclede Group prior to completing the debt financing.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company and the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $62.6 million for the six months ended March 31, 2013, compared with $40.5 million for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing customer relationship and work management, financial, and supply chain software applications. Non-utility capital expenditures were $0.1 million during both the six months ended March 31, 2013 and 2012.

Consolidated capitalization at March 31, 2013 consisted of 57.9% common stock equity and 42.1% long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include the pending acquisition of MGE, capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at March 31, 2013 and at September 30, 2012, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Delayed and Advance customer billings. The Consolidated Balance Sheet at March 31, 2012 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of March 31, 2013, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
Contractual Obligations	Total	Remaining Fiscal Year 2013	Fiscal Years 2014-2015	Fiscal Years 2016-2017	Fiscal Years 2018 and thereafter
Principal Payments on Long-Term Debt	$465.0	$—	$—	$—	$465.0
Interest Payments on Long-Term Debt	474.4	12.6	50.7	50.7	360.4
Capital Leases (a)	0.2	0.1	0.1	—	—
Operating Leases (a)	9.2	2.3	6.2	0.7	—
Purchase Obligations – Natural Gas (b)	410.1	269.6	120.4	19.3	0.8
Purchase Obligations – Other (c)	80.4	19.6	21.9	18.4	20.5
Total (d) (e)	$1,439.3	$304.2	$199.3	$89.1	$846.7

(a)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Gas Utility and Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using March 31, 2013 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $7.1 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $14.5 million during the remaining six months of fiscal year 2013. Laclede Gas anticipates a $0.8 million contribution relative to its non-qualified pension plans during the remaining six months of fiscal year 2013. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $12.2 million to the qualified trusts and $0.4 million directly to participants from Laclede Gas’ funds during the remaining six months of fiscal year 2013. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

(e)
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

In the course of its business, Laclede Group’s gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At March 31, 2013, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.

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

(Thousands)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin
Net balance of derivative (liabilities) assets at September 30, 2012	$(3,515)	$5,489	$1,974
Changes in fair value	(3,008)	—	(3,008)
Settlements/purchases - net	3,599	—	3,599
Changes in cash margin	—	(1,225)	(1,225)
Net balance of derivative assets (liabilities) at March 31, 2013	$(2,924)	$4,264	$1,340

	At March 31, 2013
	Maturity by Fiscal Year
(Thousands)	Total	2013	2014
Fair values of exchange-traded/cleared natural gas derivatives - net	$(2,924)	$(1,791)	$(1,133)
MMBtu – net (short) long futures/swap/option positions	(4,690)	(2,073)	(2,617)

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

(Thousands)

Net balance of derivative assets at September 30, 2012	$2,741
Changes in fair value	665
Settlements	(1,415)
Net balance of derivative assets at March 31, 2013	$1,991

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the six months ended March 31, 2013, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.6 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At March 31, 2013, Laclede Gas had fixed-rate long-term debt totaling $440 million. Additionally, Laclede Group had fixed-rate long-term debt totaling $25 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of its long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

The Company has entered into certain interest rate swap transactions to protect itself against adverse movements in interest rates associated with its anticipated issuance of long-term debt to fund the acquisition of MGE. Refer to Note 7, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements for additional details on these interest rate swap transactions.

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

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as management has not yet completed all of its testing of the operating effectiveness of all controls related to a significant system implementation that occurred earlier in the year, it will continue to evaluate the operating effectiveness of key controls during subsequent periods.

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

RISKS RELATED TO THE COMPANY'S ACQUISITION AGREEMENTS WITH SOUTHERN UNION COMPANY AND ALGONQUIN POWER & UTILITIES CORP.

The transactions may not be completed or may be approved subject to unfavorable regulatory conditions, which could adversely affect anticipated benefits and/or Laclede Group's business, financial condition, results of operations and/or stock price.

On December 14, 2012, Laclede Group, through two newly formed wholly owned subsidiaries, Plaza Missouri Acquisition, Inc. (Plaza Missouri) and Plaza Massachusetts Acquisition, Inc. (Plaza Massachusetts), entered into purchase and sale agreements to acquire from SUG substantially all of the assets and liabilities of MGE and NEG. Subsequently, on January 11, 2013, the Company and Plaza Missouri, with consent of SUG, entered into an agreement with Laclede Gas to assign the MGE agreement to Laclede Gas. On February 11, 2013, the Company announced that it entered into an agreement with Algonquin Power & Utilities Corp. (APUC) that will allow an APUC subsidiary, through its acquisition of the stock of Plaza Massachusetts, to acquire the Company's rights to purchase the assets of NEG, subject to certain approvals and conditions. However, the Company remains obligated to acquire NEG in the event that APUC is not able to satisfy all conditions to closing on or before October 14, 2013, although the Company believes this scenario would be unlikely. The Company's agreement with APUC is not expected to impact the MGE transaction. Nonetheless, there can be no assurance that APUC will be able to satisfy all of the required conditions on or before this date. In order to complete the transactions, the Company must obtain approvals from the Missouri Public Service Commission and the Massachusetts Department of Public Utilities. These governmental agencies could seek to block or challenge the acquisitions or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the acquisitions. There can be no assurance as to the receipt or timing of these approvals. The acquisition agreements require the Company to use its reasonable best efforts to obtain these approvals, which may include conditions or restrictions that could have an adverse effect on the anticipated benefits of the acquisitions or on the Company's business, financial condition or results of operations. In addition, if these approvals are not received, or they are not received on terms that satisfy the conditions set forth in the acquisition agreements, then the Company will not be obligated to complete the transaction. Because the closing of each acquisition is conditioned upon the closing of the other, a delay by one regulatory agency may delay both acquisitions.

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

•
both before and after the closing of the acquisitions, the attention of management may be diverted to the acquisitions and subsequent integration of MGE rather than to current operations or the pursuit of other opportunities that could be beneficial to the Company;

•	the potential loss of key employees of the Company or of MGE or NEG who may be uncertain about their future roles if and when the acquisitions are completed; and

•	the trading price of Laclede Group's common stock may decline to the extent that the current market price reflects a market assumption that the transaction will be completed.

The purchase and sale agreements contain certain termination rights for both the Company and SUG, including, among others, the right to terminate if the transactions are not completed by October 14, 2013 (subject to up to four 30-day extensions under certain circumstances related to obtaining required regulatory approvals). In the event that SUG terminates the MGE acquisition agreement as a result of the failure of Laclede Group to obtain financing, the Company may be required to pay SUG a "reverse break up" fee of $73.1 million, which amount will operate as liquidated damages and a cap on such liability for such breach.

The occurrence of any of these events individually or in combination could have a material adverse effect on the Company's business, financial condition or results of operations or the trading price of its common stock.

Laclede Group expects to issue significant debt and equity capital in order to provide permanent financing for the acquisition of MGE in lieu of and/or to refund borrowings under the bridge loan facility, and, as a result, the Company is subject to market risks including market demand for equity and debt offerings, equity price changes, and interest rate volatility, adverse impacts on its credit ratings and dilution of its common stock.

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

•	result in higher interest expense in the event of increases in market interest rates for both long-term debt as well as short-term commercial paper or bank loans at variable rates;

•	reduce the amount of credit available to support hedging activities; and

•	require that additional terms, conditions or covenants be placed on the Company.

Among other risks, the planned issuance of additional equity by Laclede Group may:

•	be dilutive to Laclede Group's existing shareholders and earnings per share;

•	impact the Company's capital structure and cost of the capital;

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

The acquisition of MGE and associated costs and integration efforts may adversely affect the Company's business, financial condition or results of operations, which may negatively affect the market price of Laclede Group's common shares.

While management currently anticipates that the acquisition of MGE will be neutral to the Company's earnings per share in the first full year following their completion and accretive thereafter, this expectation is based on preliminary estimates which may materially change. Laclede Group may encounter additional transaction and integration-related costs, may fail to realize all of the anticipated benefits of the acquisitions or be subject to other factors that affect those preliminary estimates.

The process of integrating the operations of MGE could cause an interruption of, or loss of momentum in, the activities of one or more of those businesses and the possible loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the transaction and the integration of the companies' operations could have an adverse effect on the business, results of operations, financial condition or prospects of Laclede Group after the acquisitions are ultimately consummated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2013, the only repurchases of our common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases.

Period	Total No. of Shares Purchases	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans	Maximum No. of Shares that May Yet be Purchased Under the Plans
January 1, 2013 – January 31, 2013	154	$38.56	—	—
February 1, 2013 – February 28, 2013	—	—	—	—
March 1, 2013 – March 31, 2013	—	—	—	—
Total	154	—	—	—

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	April 30, 2013	By:	/s/ Steven P. Rasche
Steven P. Rasche
Senior Vice President, Finance and Accounting
(Authorized Signatory and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.

4.1		Thirty-First Supplemental Indenture dated as of March 15, 2013
10.1
First Amendment to Loan Agreement, dated as of January 16, 2013, among The Laclede Group, Inc. and the several banks parties thereto, including Wells Fargo Bank, National Association as administrative agent, filed as Exhibit 10.1 to Form 8-K filed January 18, 2013

10.2
First Amendment to Loan Agreement, dated as of January 16, 2013, among Laclede Gas Company and the several banks parties thereto, including Wells Fargo Bank, National Association as administrative agent, filed as Exhibit 10.2 to Form 8-K filed January 18, 2013

10.3		Assignment and Assumption Agreement dated January 11, 2013, filed as Exhibit 99.1 to Form 8-K filed January 14, 2013
10.4		Consent dated January 11, 2013, filed as Exhibit 99.2 to Form 8-K filed January 14, 2013
10.5		Stock Purchase Agreement dated February 11, 2013, filed as Exhibit 2.1 to Form 8-K filed February 12, 2013
10.6		Consent Agreement dated February 11, 2013, filed as Exhibit 2.2 to Form 8-K filed February 12, 2013.
12	-	Ratio of Earnings to Fixed Charges.
31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).
32	-	CEO and CFO Section 1350 Certifications.
101.INS	-	XBRL Instance Document. (1)
101.SCH	-	XBRL Taxonomy Extension Schema. (1)
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	-	XBRL Taxonomy Definition Linkbase. (1)
101.LAB	-	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Statements of Consolidated Income for the three and six months ended March 31, 2013 and 2012; (iii) unaudited Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2013 and 2012; (iv) unaudited Consolidated Balance Sheets at March 31, 2013, September 30, 2012 and March 31, 2012; (v) unaudited Statements of Consolidated Cash Flows for the three and six months ended March 31, 2013 and 2012, and (vi) Notes to the unaudited Consolidated Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.