Form 10-Q
period 2013-06-30
LACLEDE GROUP INC
filed 2013-07-30
CIK 1126956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-16681

THE LACLEDE GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	74-2976504 (I.R.S. Employer Identification number)
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

As of July 26, 2013, there were 32,692,182 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

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

Item 1. Financial Statements

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2013	2012	2013	2012
Operating Revenues:
Gas Utility	$131,517	$116,459	$735,726	$665,981
Gas Marketing	33,433	70,014	129,937	288,036
Other	339	376	4,242	1,920
Total Operating Revenues	165,289	186,849	869,905	955,937
Operating Expenses:
Gas Utility
Natural and propane gas	43,233	46,641	410,189	364,556
Other operation and maintenance expenses	42,404	38,351	123,245	125,028
Depreciation and amortization	11,519	10,186	33,742	30,450
Taxes, other than income taxes	12,968	10,842	49,525	45,602
Total Gas Utility Operating Expenses	110,124	106,020	616,701	565,636
Gas Marketing	40,583	65,420	133,959	279,784
Other	2,301	364	13,029	1,784
Total Operating Expenses	153,008	171,804	763,689	847,204
Operating Income	12,281	15,045	106,216	108,733
Other Income and (Income Deductions) – Net	(398)	451	2,024	3,771
Interest Charges:
Interest on long-term debt	6,266	5,739	17,393	17,218
Other interest charges	594	427	2,197	1,541
Total Interest Charges	6,860	6,166	19,590	18,759
Income Before Income Taxes	5,023	9,330	88,650	93,745
Income Tax (Benefit) Expense	(1,562)	897	26,256	30,454
Net Income	$6,585	$8,433	$62,394	$63,291

Weighted Average Number of Common Shares Outstanding:
Basic	26,110	22,282	23,634	22,243
Diluted	26,194	22,357	23,708	22,318

Basic Earnings Per Share of Common Stock	$0.25	$0.38	$2.62	$2.83

Diluted Earnings Per Share of Common Stock	$0.25	$0.38	$2.62	$2.82

Dividends Declared Per Share of Common Stock	$0.425	$0.415	$1.275	$1.245

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Net Income	$6,585	$8,433	$62,394	$63,291
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	27,614	(1,733)	21,414	6,420
Reclassification adjustment for losses (gains) included in
net income	1,318	(6,171)	3,544	(8,593)
Net unrealized gains (losses) on cash flow hedging
derivative instruments	28,932	(7,904)	24,958	(2,173)
Defined benefit pension and other postretirement plans:
Net actuarial loss arising during the period	—	—	—	(2,366)
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	90	66	271	3,639
Net defined benefit pension and other postretirement plans	90	66	271	1,273
Other Comprehensive Income (Loss), Before Tax	29,022	(7,838)	25,229	(900)
Income Tax Expense (Benefit) Related to Items of Other
Comprehensive Income	10,846	(3,028)	9,429	(348)
Other Comprehensive Income (Loss), Net of Tax	18,176	(4,810)	15,800	(552)
Comprehensive Income	$24,761	$3,623	$78,194	$62,739

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands)	2013	2012	2012
ASSETS
Utility Plant	$1,567,296	$1,497,419	$1,455,004
Less: Accumulated depreciation and amortization	484,380	478,120	474,008
Net Utility Plant	1,082,916	1,019,299	980,996
Non-utility property	5,892	6,039	5,899
Other investments	53,337	50,775	55,117
Other Property and Investments	59,229	56,814	61,016
Current Assets:
Cash and cash equivalents	556,489	27,457	21,523
Accounts receivable:
Utility	70,380	64,027	65,762
Non-utility	53,678	51,042	47,335
Other	17,123	26,478	22,927
Allowance for doubtful accounts	(9,024)	(7,705)	(8,842)
Delayed customer billings	11,319	—	—
Inventories:
Natural gas stored underground	59,171	92,729	55,192
Propane gas	8,963	10,200	10,051
Materials and supplies at average cost	4,477	3,543	3,917
Natural gas receivable	24,304	22,377	19,710
Derivative instrument assets	21,279	2,855	3,879
Unamortized purchased gas adjustments	6,230	40,674	9,158
Deferred income taxes	2,888	—	—
Prepayments and other	14,112	9,339	11,079
Total Current Assets	841,389	343,016	261,691
Deferred Charges:
Regulatory assets	432,700	456,047	433,376
Other	5,805	5,086	4,259
Total Deferred Charges	438,505	461,133	437,635
Total Assets	$2,422,039	$1,880,262	$1,741,338

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,.	Sept. 30,.	June 30,
(Thousands, except share amounts)	2013	2012	2012
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 32,675,659, 22,539,431, and 22,505,440 shares issued, respectively)	$32,676	$22,539	$22,505
Paid-in capital	592,946	168,607	166,717
Retained earnings	443,691	414,581	424,588
Accumulated other comprehensive income (loss)	11,684	(4,116)	(2,652)
Total Common Stock Equity	1,080,997	601,611	611,158
Long-term debt (less current portion)	464,444	339,416	339,401
Total Capitalization	1,545,441	941,027	950,559
Current Liabilities:
Notes payable	—	40,100	—
Accounts payable	104,862	89,503	81,322
Advance customer billings	—	25,146	6,225
Current portion of long-term debt	—	25,000	25,000
Wages and compensation accrued	13,386	13,908	12,653
Dividends payable	14,454	9,831	9,664
Customer deposits	7,828	8,565	9,123
Interest accrued	3,887	8,590	5,405
Taxes accrued	28,522	11,304	13,040
Deferred income taxes	—	6,675	311
Other	9,862	13,502	16,540
Total Current Liabilities	182,801	252,124	179,283
Deferred Credits and Other Liabilities:
Deferred income taxes	377,965	355,509	335,366
Unamortized investment tax credits	2,953	3,113	3,166
Pension and postretirement benefit costs	181,691	196,558	158,011
Asset retirement obligations	42,097	40,368	28,723
Regulatory liabilities	58,382	56,319	53,867
Other	30,709	35,244	32,363
Total Deferred Credits and Other Liabilities	693,797	687,111	611,496
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$2,422,039	$1,880,262	$1,741,338
See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,
(Thousands)	2013	2012
Operating Activities:
Net Income	$62,394	$63,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	34,721	30,900
Deferred income taxes and investment tax credits	13,208	22,448
Other – net	1,753	(425)
Changes in assets and liabilities:
Accounts receivable – net	1,685	(2,699)
Unamortized purchased gas adjustments	34,444	16,561
Deferred purchased gas costs	12,160	(25,429)
Accounts payable	21,717	(15,025)
Delayed customer billings - net	(36,465)	(9,005)
Taxes accrued	16,562	568
Natural gas stored underground	33,558	59,978
Other assets and liabilities	(28,693)	(12,964)
Net cash provided by operating activities	167,044	128,199
Investing Activities:
Capital expenditures	(96,816)	(76,780)
Other investments	(2,558)	(1,388)
Net cash used in investing activities	(99,374)	(78,168)
Financing Activities:
Issuance of long-term debt	125,000	—
Maturity of first mortgage bonds	(25,000)	—
Repayment of short-term debt – net	(40,100)	(46,000)
Changes in book overdrafts	(1,139)	223
Issuance of common stock	431,329	3,162
Non-employee directors’ restricted stock awards	—	(565)
Dividends paid	(28,651)	(27,599)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(736)	(1,171)
Excess tax benefits from stock-based compensation	1,135	208
Other	(476)	(43)
Net cash provided by (used in) financing activities	461,362	(71,785)
Net Increase (Decrease) in Cash and Cash Equivalents	529,032	(21,754)
Cash and Cash Equivalents at Beginning of Period	27,457	43,277
Cash and Cash Equivalents at End of Period	$556,489	$21,523

Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$22,666	$21,811
Income taxes	(2,844)	7,064
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
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at June 30, 2013 and 2012, for the Utility, were $8.7 million and $9.0 million, respectively. The amount of accrued unbilled revenue at September 30, 2012 was $11.6 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Gas Utility Operating Revenues for the quarters ended June 30, 2013 and 2012 were $7.8 million and $5.7 million, respectively. Amounts recorded in Gas Utility Operating Revenues for the nine months ended June 30, 2013 and 2012 were $35.3 million and $31.4 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
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
Pension costs for quarters ended June 30, 2013 and 2012 were $4.2 million and $4.1 million, respectively, including amounts charged to construction. Pension costs for nine months ended June 30, 2013 and 2012 were $12.5 million and $15.9 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Service cost – benefits earned during the period	$2,311	$2,295	$6,933	$6,908
Interest cost on projected benefit obligation	4,066	4,824	12,198	14,535
Expected return on plan assets	(4,741)	(4,899)	(14,223)	(14,697)
Amortization of prior service cost	136	148	408	444
Amortization of actuarial loss	2,839	2,252	8,517	6,788
Loss on lump-sum settlement	12,346	—	12,346	3,407
Sub-total	16,957	4,620	26,179	17,385
Regulatory adjustment	(12,780)	(484)	(13,647)	(1,451)
Net pension cost	$4,177	$4,136	$12,532	$15,934

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump-sum payments recognized as settlements were $39.7 million and $6.4 million during the nine months ended June 30, 2013 and June 30, 2012, respectively.
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
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2013 contributions to the pension plans through June 30, 2013 were $23.4 million to the qualified trusts and approximately $0.4 million to the non-qualified plans. Laclede Gas does not expect to make additional contributions to its qualified, trusteed pension plans during the remaining three months of fiscal year 2013. Contributions to the non-qualified pension plans for the remaining three months of fiscal 2013 are anticipated to be approximately $0.8 million.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended June 30, 2013 and 2012 were $2.4 million, including amounts charged to construction. Postretirement benefit costs for both the nine months ended June 30, 2013 and 2012 were $7.1 million, including amounts charged to construction.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2013	2012	2013	2012
Service cost – benefits earned during the period	$2,534	$2,015	$7,601	$6,045
Interest cost on accumulated postretirement benefit obligation	1,278	1,380	3,836	4,140
Expected return on plan assets	(1,082)	(991)	(3,244)	(2,973)
Amortization of transition obligation	24	34	70	102
Amortization of prior service cost (credit)	—	(518)	2	(1,554)
Amortization of actuarial loss	1,325	1,065	3,975	3,195
Sub-total	4,079	2,985	12,240	8,955
Regulatory adjustment	(1,699)	(604)	(5,097)	(1,812)
Net postretirement benefit cost	$2,380	$2,381	$7,143	$7,143

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
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2013 contributions to the postretirement plans through June 30, 2013 were $8.2 million to the qualified trusts and approximately $0.4 million paid directly to participants from Laclede Gas' funds. Contributions to the postretirement plans for the remaining three months of fiscal year 2013 are anticipated to be $8.2 million to the qualified trusts and $0.2 million paid directly to participants from Laclede Gas’ funds.

3.        STOCK-BASED COMPENSATION

Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan (2006 Plan). Refer to Note 3 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2012 for descriptions of the plan.

Restricted Stock Awards

During the nine months ended June 30, 2013, the Company granted 108,419 performance-contingent restricted stock units to executive officers and key employees at a weighted average grant date fair value of $34.48 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. Most of these stock units have a performance period ending September 30, 2015. While the participants have no interim voting rights on these stock units, dividends accrue during the performance period and are paid to the participants upon vesting, but are subject to forfeiture if the underlying stock units do not vest. The number of stock units that will ultimately vest is dependent upon the attainment of certain levels of earnings and other strategic goals, as well as the Company’s level of total shareholder return (TSR) during the performance period relative to a comparator group of companies. This TSR provision is considered a market condition under GAAP.

Activity of restricted stock and restricted stock units subject to performance and/or market conditions during the nine months ended June 30, 2013 is presented below:

	Restricted Stock/ Stock Units	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2012	232,403	$30.89
Granted (maximum shares that can be earned)	108,419	$34.48
Vested	(37,436)	$27.02
Forfeited	(48,782)	$25.71
Nonvested at June 30, 2013	254,604	$33.98

During the nine months ended June 30, 2013, the Company granted 58,924 shares of time-vested restricted stock and stock units to executive officers, key employees, and directors at a weighted average grant date fair value of $39.98 per share. Most of these shares were awarded on December 3, 2012 and vest December 3, 2015. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture.
Time-vested restricted stock and stock unit activity for the nine months ended June 30, 2013 is presented below:

	Restricted Stock/ Stock Units	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2012	115,115	$36.54
Granted	58,924	$39.98
Vested	(20,600)	$30.55
Forfeited	(6,500)	$38.54
Nonvested at June 30, 2013	146,939	$38.67

During the nine months ended June 30, 2013, 58,036 shares of restricted stock and stock units (performance-contingent and time-vested), awarded on November 4, 2009, December 1, 2009, January 4, 2010, and May 3, 2010 vested. The Company withheld 18,898 of the vested shares at a weighted average price of $38.96 per share pursuant to elections by employees to satisfy tax withholding obligations.

Stock Option Awards

Stock option activity for the nine months ended June 30, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at September 30, 2012	214,000	$31.02
Granted	—	$—
Exercised	(70,500)	$29.42
Forfeited	—	$—
Expired	—	$—
Outstanding at June 30, 2013	143,500	$31.81	2.0	$1,988
Fully Vested and Expected to Vest at June 30, 2013	143,500	$31.81	2.0	$1,988
Exercisable at June 30, 2013	143,500	$31.81	2.0	$1,988

The closing price of the Company’s common stock was $45.66 at June 30, 2013.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2013	2012	2013	2012
Total equity compensation cost	$1,654	$678	$3,413	$2,029
Compensation cost capitalized	(536)	(230)	(1,075)	(589)
Compensation cost recognized in net income, before income taxes	1,118	448	2,338	1,440
Income tax benefit recognized in net income	(428)	(173)	(895)	(556)
Compensation cost recognized in net income, net of income tax	$690	$275	$1,443	$884

As of June 30, 2013, there was $6.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.1 years.

4.        EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands, Except Per Share Amounts)	2013	2012	2013	2012
Basic EPS:
Net Income	$6,585	$8,433	$62,394	$63,291
Less: Income allocated to participating securities	81	42	389	356
Net Income Available to Common Shareholders	$6,504	$8,391	$62,005	$62,935

Weighted Average Shares Outstanding	26,110	22,282	23,634	22,243
Earnings Per Share of Common Stock	$0.25	$0.38	$2.62	$2.83

Diluted EPS:
Net Income	$6,585	$8,433	$62,394	$63,291
Less: Income allocated to participating securities	81	42	388	355
Net Income Available to Common Shareholders	$6,504	$8,391	$62,006	$62,936

Weighted Average Shares Outstanding	26,110	22,282	23,634	22,243
Dilutive Effect of Stock Options, Restricted Stock,
and Restricted Stock Units	84	75	74	75
Weighted Average Diluted Shares	26,194	22,357	23,708	22,318
Earnings Per Share of Common Stock	$0.25	$0.38	$2.62	$2.82

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Restricted stock and stock units subject to
performance and/or market conditions	196	204	196	202

5.        STOCKHOLDERS' EQUITY

On May 29, 2013, Laclede Group issued 10,005,000 shares of its common stock in a public offering at a price of $44.50 per share. Proceeds from the offering, net of underwriting expenses, were $428.0 million and were recorded as additions to common stock and paid-in capital on the consolidated balance sheets. The Company intends to use the proceeds from the offering to fund a portion of the pending acquisition of MGE, as discussed further in Note 13, Acquisition Agreements.

6.        FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are as follows:

			Classification of Estimated Fair Value
(Thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2013
Cash and cash equivalents	$556,489	$556,489	$421,518	$134,971	$—
Short-term debt	—	—	—	—	—
Long-term debt, including current portion	464,444	506,328	—	506,328	—

As of Sept. 30, 2012
Cash and cash equivalents	$27,457	$27,457	$17,380	$10,077	$—
Short-term debt	40,100	40,100	—	40,100	—
Long-term debt, including current portion	364,416	452,768	—	452,768	—

As of June 30, 2012
Cash and cash equivalents	$21,523	$21,523	$11,560	$9,963	$—
Short-term debt	—	—	—	—	—
Long-term debt, including current portion	364,401	445,961	—	445,961	—

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 7, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

7.        FAIR VALUE MEASUREMENTS

The following table categorizes the assets and liabilities in the Consolidated Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2013
Assets
U. S. Stock/Bond Mutual Funds	$13,980	$—	$—	$—	$13,980
NYMEX/ICE natural gas contracts	7,066	399	—	(4,635)	2,830
NYMEX gasoline and heating oil contracts	136	—	—	(136)	—
Natural gas commodity contracts	—	740	372	(243)	869
Interest rate swaps	$—	$17,689	$—	$—	$17,689
Total	$21,182	$18,828	$372	$(5,014)	$35,368
Liabilities
NYMEX/ICE natural gas contracts	$3,950	$329	$—	$(4,279)	$—
Natural gas commodity contracts	—	1,083	—	(243)	840
Total	$3,950	$1,412	$—	$(4,522)	$840

As of September 30, 2012
Assets
U. S. Stock/Bond Mutual Funds	$13,187	$—	$—	$—	$13,187
NYMEX/ICE natural gas contracts	7,411	994	—	(8,405)	—
NYMEX gasoline and heating oil contracts	344	—	—	(344)	—
Natural gas commodity contracts	—	3,060	113	(299)	2,874
Total	$20,942	$4,054	$113	$(9,048)	$16,061
Liabilities
NYMEX/ICE natural gas contracts	$12,253	$1,891	$—	$(14,144)	$—
Natural gas commodity contracts	—	428	4	(299)	133
Total	$12,253	$2,319	$4	$(14,443)	$133

As of June 30, 2012
Assets
U. S. Stock/Bond Mutual Funds	$17,535	$—	$—	$—	$17,535
NYMEX/ICE natural gas contracts	3,273	1,240	—	(4,513)	—
NYMEX gasoline and heating oil contracts	107	—	—	(107)	—
Natural gas commodity contracts	—	4,288	107	(516)	3,879
Total	$20,915	$5,528	$107	$(5,136)	$21,414
Liabilities
NYMEX/ICE natural gas contracts	$22,141	$1,590	$—	$(23,731)	$—
Natural gas commodity contracts	—	587	—	(516)	71
Total	$22,141	$2,177	$—	$(24,247)	$71

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2013	2012	2013	2012
Beginning of period	$93	$58	$109	$13
Net settlements	33	(9)	4	(16)
Net losses related to derivatives not held at end of period	(9)	(8)	(99)	(68)
Net gains related to derivatives still held at end of period	255	66	358	178
End of period	$372	$107	$372	$107

The mutual funds are included in the Other investments line of the Consolidated Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Consolidated Balance Sheets when a legally enforceable netting agreement exists between the Company and the counterparty to a derivative contract. For additional information on derivative instruments, see Note 8, Derivative Instruments and Hedging Activities.

8.        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At June 30, 2013, Laclede Gas held 0.4 million gallons of gasoline futures contracts at an average price of $2.25 per gallon. Most of these contracts, the longest of which extends to April 2014, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815. The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.

In the course of its business, Laclede Group’s gas marketing subsidiary, LER, which includes its wholly owned subsidiary LER Storage Services, Inc., enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At June 30, 2013, the fair values of 57.7 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 34.3 million MMBtu will settle during fiscal year 2013, 21.6 million MMBtu will settle during fiscal year 2014, while the remaining 1.8 million MMBtu will settle during fiscal year 2015. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or Ice Clear Europe (ICE) futures, swap, and option contracts to lock in margins. At June 30, 2013, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX and ICE natural gas futures, swap, and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.
The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX/ICE natural gas futures and swap positions at June 30, 2013 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2013	—	$—	5.00	$4.03
Fiscal 2014	—	—	6.04	3.84
Fiscal 2015	—	—	0.28	4.18
Open long futures positions
Fiscal 2013	3.42	$3.42	0.63	$3.82
Fiscal 2014	4.87	3.97	0.01	4.03
Fiscal 2015	—	—	2.42	3.91

At June 30, 2013, Laclede Gas had 17.0 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies while LER had none.
In February 2013, Laclede Group entered into certain interest rate swap agreements to effectively lock in interest rates on a portion of the long-term debt it anticipates issuing to finance its pending acquisition of Missouri Gas Energy (MGE). These derivative instruments have been designated as cash flow hedges of forecasted transactions. These forward starting swaps involve the payment of a fixed interest rate and the receipt of a floating interest rate (the London Interbank Offered Rate, also known as LIBOR) over the terms specified in the contracts. At June 30, 2013, the notional amount of interest rate swaps outstanding was $355 million with stated maturities ranging from 2018 to 2043 and fixed interest rates ranging between 1.28% and 3.14%.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at June 30, 2013, it is expected that approximately $5.3 million of pre-tax unrealized gains will be reclassified into the Statements of Consolidated Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	June 30,		June 30,
(Thousands)	Recorded in Income	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
NYMEX/ICE natural gas contracts		$5,501	$(1,802)	$3,646	$6,218
NYMEX gasoline and heating oil contracts		(125)	69	79	202
Interest rate swaps		22,238	—	17,689	—
Total		$27,614	$(1,733)	$21,414	$6,420
Effective portion of gain (loss) reclassified from AOCI to income:
NYMEX/ICE natural gas contracts	Gas Marketing Operating Revenues	$(1,570)	$7,646	$(3,229)	$18,434
	Gas Marketing Operating Expenses	199	(1,492)	(453)	(9,861)
Sub-total		(1,371)	6,154	(3,682)	8,573
NYMEX gasoline and heating oil contracts	Gas Utility Other Operations and Maintenance Expenses	53	17	138	20
Total		$(1,318)	$6,171	$(3,544)	$8,593
Ineffective portion of gain (loss) on derivatives recognized in income:
NYMEX/ICE natural gas contracts	Gas Marketing Operating Revenues	$16	$(84)	$(396)	$(15)
	Gas Marketing Operating Expenses	(22)	(95)	(151)	(291)
Sub-total		(6)	(179)	(547)	(306)
NYMEX gasoline and heating oil contracts	Gas Utility Other Operations and Maintenance Expenses	5	(46)	(127)	(12)
Total		$(1)	$(225)	$(674)	$(318)

Derivatives Not Designated as Hedging Instruments *
Gain (loss) recognized in income on derivatives:
Natural gas commodity contracts	Gas Marketing Operating Revenues	$(993)	$2,641	$(218)	$3,431
	Gas Marketing Operating Expenses	—	—	—	687
NYMEX/ICE natural gas contracts	Gas Marketing Operating Revenues	1,163	(1,123)	551	425
	Gas Marketing Operating Expenses	—	(655)	—	(625)
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	(5)	(11)	41	2
Total		$165	$852	$374	$3,920

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at June 30, 2013
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$4,574		Derivative Instrument Assets	$437
NYMEX/ICE natural gas contracts	Other Deferred Charges	77		Other Deferred Charges	9
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	136		Accounts Receivable – Other	—
Interest rate swaps	Derivative Instrument Assets	17,689		Derivative Instrument Assets	—
Sub-total		22,476			446
Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	859		Derivative Instrument Assets	146
	Accounts Receivable – Other	1,956		Accounts Receivable – Other	3,688
Natural gas commodity contracts	Derivative Instrument Assets	944		Derivative Instrument Assets	89
	Other Deferred Charges	14		Other Deferred Charges	—
	Other Current Liabilities	122		Other Current Liabilities	836
	Other Deferred Credits	33		Other Deferred Credits	159
Sub-total		3,928			4,918
Total derivatives		$26,404			$5,364

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	$405		Accounts Receivable - Other	$3,413
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	334		Accounts Receivable - Other	—
Sub-total		739			3,413
Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	8,000		Accounts Receivable - Other	10,731
Natural gas commodity contracts	Derivative Instrument Assets	3,150		Derivative Instrument Assets	295
	Other Current Liabilities	4		Other Current Liabilities	137
	Other Deferred Charges	19		Other Deferred Charges	—
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	10		Accounts Receivable - Other	—
Sub-total		11,183			11,163
Total derivatives		$11,922			$14,576

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at June 30, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	$1,064		Accounts Receivable - Other	$2,529
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	106		Accounts Receivable - Other	—
Sub-total		1,170			2,529
Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	3,449		Accounts Receivable - Other	21,202
Natural gas commodity contracts	Derivative Instrument Assets	4,356		Derivative Instrument Assets	478
	Other Current Liabilities	39		Other Current Liabilities	109
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	1		Accounts Receivable - Other	—
Sub-total		7,845			21,789
Total derivatives		$9,015			$24,318

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

(Thousands)	June 30, 2013	Sept. 30, 2012	June 30, 2012
Fair value of asset derivatives presented above	$26,404	$11,922	$9,015
Fair value of cash margin receivables offset with derivatives	1,596	5,478	19,111
Netting of assets and liabilities with the same counterparty	(6,612)	(14,526)	(24,247)
Total	$21,388	$2,874	$3,879

Derivative Instrument Assets, per Consolidated Balance Sheets:
Derivative instrument assets	$21,279	$2,855	$3,879
Other deferred charges	109	19	—
Total	$21,388	$2,874	$3,879

Fair value of liability derivatives presented above	$5,364	$14,576	$24,318
Fair value of cash margin payables offset with derivatives	2,088	83	—
Netting of assets and liabilities with the same counterparty	(6,612)	(14,526)	(24,247)
Total	$840	$133	$71

Derivative Instrument Liabilities, per Consolidated Balance Sheets:
Other Current Liabilities	$727	$133	$71
Other Deferred Credits	113	—	—
Total	$840	$133	$71

Additionally, at June 30, 2013, September 30, 2012, and June 30, 2012, the Company had $3.6 million, $10.0 million, and $10.6 million, respectively, in cash margin receivables not offset with derivatives, that are presented in Accounts Receivable - Other.

9.        CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $22.2 million at June 30, 2013. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $12.0 million Accounts receivable attributable to utility companies and their marketing affiliates comprised $18.6 million of total accounts receivable at June 30, 2013, while net receivable amounts from these customers, reflecting netting arrangements, were $11.3 million. LER also has concentrations of credit risk with certain individually significant counterparties. At June 30, 2013, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure), were $25.7 million. These five counterparties are either investment-grade rated or owned by investment-grade rated companies. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $17.0 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

10.        OTHER INCOME AND (INCOME DEDUCTIONS) - NET

	Three Months Ended June 30,		Nine Months Ended June 30,
(Thousands)	2013	2012	2013	2012
Interest income	$164	$337	$827	$1,001
Net investment gain	24	264	1,127	2,458
Other income	156	(15)	233	(4)
Other income deductions	(742)	(135)	(163)	316
Other Income and (Income Deductions) – Net	$(398)	$451	$2,024	$3,771

11.        INFORMATION BY OPERATING SEGMENT

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
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of net unrealized gains and losses and other timing differences associated with energy-related transactions. Net economic earnings also excludes the after-tax impacts related to unique acquisition, divestiture, and restructuring activities.

		Gas
(Thousands)	Gas Utility	Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2013
Revenues from external customers	$131,517	$33,433	$339	$—	$165,289
Intersegment revenues	23	9,354	546	(9,923)	—
Total Operating Revenues	131,540	42,787	885	(9,923)	165,289
Operating Expenses
Gas Utility
Natural and Propane Gas	52,847	—	—	(9,614)	43,233
Other Operation and Maintenance Expenses	42,090	—	—	314	42,404
Depreciation and Amortization	11,519	—	—	—	11,519
Taxes, Other than Income Taxes	12,968	—	—	—	12,968
Total Gas Utility Operating Expenses	119,424	—	—	(9,300)	110,124
Gas Marketing	—	40,583	—	—	40,583
Other	—	—	2,924	(623)	2,301
Total Operating Expenses	119,424	40,583	2,924	(9,923)	153,008
Operating Income	12,116	2,204	(2,039)	—	12,281
Net Economic Earnings (Losses)	6,834	1,632	(302)	—	8,164
Total assets	1,766,198	220,162	584,488	(148,809)	2,422,039

Three Months Ended June 30, 2012
Revenues from external customers	$116,459	$70,014	$376	$—	$186,849
Intersegment revenues	1,175	587	259	(2,021)	—
Total Operating Revenues	117,634	70,601	635	(2,021)	186,849
Operating Expenses
Gas Utility
Natural and Propane Gas	48,662	—	—	(2,021)	46,641
Other Operation and Maintenance Expenses	38,351	—	—	—	38,351
Depreciation and Amortization	10,186	—	—	—	10,186
Taxes, Other than Income Taxes	10,842	—	—	—	10,842
Total Gas Utility Operating Expenses	108,041	—	—	(2,021)	106,020
Gas Marketing	—	65,420	—	—	65,420
Other	—	—	364	—	364
Total Operating Expenses	108,041	65,420	364	(2,021)	171,804
Operating Income	9,593	5,181	271	—	15,045
Net Economic Earnings	4,597	3,605	694	—	8,896
Total assets	1,640,101	186,394	150,117	(235,274)	1,741,338

		Gas
(Thousands)	Gas Utility	Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2013
Revenues from external customers	$735,726	$129,937	$4,242	$—	$869,905
Intersegment revenues	10,517	13,928	1,124	(25,569)	—
Total Operating Revenues	746,243	143,865	5,366	(25,569)	869,905
Operating Expenses
Gas Utility
Natural and Propane Gas	435,329	—	—	(25,140)	410,189
Other Operation and Maintenance Expenses	122,936	—	—	309	123,245
Depreciation and Amortization	33,742	—	—	—	33,742
Taxes, Other than Income Taxes	49,525	—	—	—	49,525
Total Gas Utility Operating Expenses	641,532	—	—	(24,831)	616,701
Gas Marketing	—	133,959	—	—	133,959
Other	—	—	13,767	(738)	13,029
Total Operating Expenses	641,532	133,959	13,767	(25,569)	763,689
Operating Income	104,711	9,906	(8,401)	—	106,216
Net Economic Earnings (Losses)	62,372	7,281	(742)	—	68,911
Total assets	1,766,198	220,162	584,488	(148,809)	2,422,039

Nine Months Ended June 30, 2012
Revenues from external customers	$665,981	$288,036	$1,920	$—	$955,937
Intersegment revenues	1,178	9,125	778	(11,081)	—
Total Operating Revenues	667,159	297,161	2,698	(11,081)	955,937
Operating Expenses
Gas Utility
Natural and Propane Gas	375,634	—	—	(11,078)	364,556
Other Operation and Maintenance Expenses	125,028	—	—	—	125,028
Depreciation and Amortization	30,450	—	—	—	30,450
Taxes, Other than Income Taxes	45,602	—	—	—	45,602
Total Gas Utility Operating Expenses	576,714	—	—	(11,078)	565,636
Gas Marketing	—	279,787	—	(3)	279,784
Other	—	—	1,784	—	1,784
Total Operating Expenses	576,714	279,787	1,784	(11,081)	847,204
Operating Income	90,445	17,374	914	—	108,733
Net Economic Earnings	51,448	9,589	1,179	—	62,216
Total assets	1,640,101	186,394	150,117	(235,274)	1,741,338

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Total Net Economic Earnings above	$8,164	$8,896	$68,911	$62,216
Add: Unrealized gain (loss) on energy-related derivative
contracts, net of tax	304	(963)	(722)	1,281
Add: Lower of cost or market inventory
adjustments, net of tax	(559)	494	(559)	(68)
Add: Realized gain (loss) on economic hedges prior to sale of
the physical commodity, net of tax	3	6	25	(138)
Add: Acquisition, divestiture, and restructuring activities,
net of tax	(1,327)	—	(5,261)	—
Net Income	$6,585	$8,433	$62,394	$63,291

12.        COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through fiscal year 2018, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2013 are estimated at approximately $321 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
During fiscal 2011, the Utility initiated a multi-year project to replace its existing customer relationship and work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At June 30, 2013, the Company was contractually committed to costs of approximately $1.5 million related to this project. The final phase of the project was implemented in July 2013.
Refer to Note 13, Acquisition Agreements, for information about Laclede Group's commitments associated with the pending acquisitions of substantially all of the assets and liabilities of Missouri Gas Energy (MGE) and New England Gas Company (NEG) and the subsequent agreement with Algonquin Power & Utilities Corp. (APUC) that will allow an APUC subsidiary to acquire the Company's rights to purchase the assets of NEG.

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
The MoPSC Staff previously proposed disallowances related to Laclede Gas' recovery of its purchased gas costs totaling $6.0 million pertaining to Laclede Gas' purchase of gas from a marketing affiliate, LER, applicable to fiscal years 2005 through 2007. The MoPSC Staff also proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 through 2011. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments. In a related matter, on October 6, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that Laclede Gas' affiliate transactions and its Cost Allocation Manual (CAM) violated the MoPSC's affiliate transaction rules. Laclede Gas responded with a counterclaim that the MoPSC Staff had failed to adhere to the affiliate transaction rules and the Company's CAM. On July 16, 2013, Laclede Gas, the MoPSC Staff and the Office of the Public Counsel requested MoPSC approval of a unanimous stipulation and agreement resolving the affiliate transaction matters for fiscal years 2005 through 2011, resolving the October 6, 2010 complaint, resolving Laclede Gas' counterclaim, presenting a revised CAM for MoPSC approval, and establishing standards of conduct for gas purchases and sales. The parties' request is pending before the MoPSC. Management, after discussion with counsel, continues to believe the final outcome of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

On July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed stating the Staff failed to adhere to pricing provisions of the MoPSC's affiliate transaction rules and Laclede Gas' Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede's counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On May 19, 2011, the MoPSC's General Counsel filed a petition seeking penalties against Laclede Gas for violation of the 2001 Order. The MoPSC and Laclede Gas agreed to hold the penalty case in abeyance pending the outcome of Laclede's appeal of the November 3, 2010 and February 4, 2011 orders. These Orders were reversed by the Cole County Circuit Court, but later upheld by the Western District Court of Appeals. On March 19, 2013, the Missouri Supreme Court declined Laclede Gas' request to review the opinion of the Western District Court of Appeals. As a result, Laclede Gas produced certain LER documentation that had been requested by the MoPSC Staff. In light of such document production, Laclede Gas is currently in discussions with the MoPSC to resolve the penalty case. Management, after discussion with counsel, continues to believe the final outcome of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.
On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. On July 2, 2013, Laclede Gas executed a Conciliation Agreement with the OFCCP in which the Company did not admit to liability, but agreed to provide make whole relief of back pay and interest to the impacted parties from 2004-2006. The OFCCP, as of the date of this report, has not yet executed the Conciliation Agreement. The Company's agreement to provide make whole relief will not have a material effect on the consolidated financial position and results of operations, or cash flows of the Company.
As discussed in Note 8, Derivative Instruments and Hedging Activities, Laclede Gas and LER enter into NYMEX and ICE exchange-traded/cleared derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas and LER to a new brokerage firm. On June 27, 2013, the bankruptcy Trustee issued a statement projecting that MF Global customers would receive a full payout of their claims. As of July 30, 2013, Laclede Gas and LER had $0.9 million and $0.2 million, respectively, on deposit with MF Global.
Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

13.    ACQUISITION AGREEMENTS

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
The Transaction is targeted to close before the end of fiscal year 2013, subject to customary closing conditions, including regulatory approvals from the MoPSC, which were obtained July 17, 2013, and the Massachusetts Department of Public Utilities (MDPU), which are pending. On January 22, 2013, the Federal Trade Commission notified the Company of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. No shareholder approval is required to complete the Transaction, and each of the entities has received all necessary approvals from their boards of directors.
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
Laclede Group's agreement to acquire MGE for $975 million, via the newly formed wholly owned subsidiary Plaza Missouri Acquisition, Inc., was assigned by Laclede Group to Laclede Gas on January 11, 2013. Subsequently, on January 14, 2013, the Company filed an application with the MoPSC for approval to acquire the assets of MGE from SUG. On July 2, 2013, the Utility and other parties to the case filed a Unanimous Stipulation and Agreement with the MoPSC, which was approved on July 17, 2013, authorizing Laclede Gas' to acquire MGE, subject to certain conditions.

Similarly, the agreement to acquire NEG for $60 million, including approximately $19.5 million of assumed NEG debt, is contracted through a second newly formed wholly owned subsidiary of Laclede Group, Plaza Massachusetts Acquisition, Inc. (Plaza Massachusetts). On February 11, 2013, the Company announced that it entered into an agreement with Algonquin Power & Utilities Corp. (APUC) that will allow an APUC subsidiary, through its acquisition of the stock of Plaza Massachusetts, to acquire the rights to purchase the assets of NEG, subject to certain approvals and conditions. Under the terms of this agreement, the Company will receive $11 million from APUC at closing. Further, APUC has deposited $3.0 million in an escrow account that will be paid to SUG at closing. The sale of NEG to APUC is subject to approval from the MDPU, and a filing that was made by the Company and SUG with the MDPU on January 24, 2013, for approval of the acquisition of NEG, was amended on February 19, 2013 to include APUC. An evidentiary hearing was held on this matter during the last week of June 2013. Laclede Group remains obligated to acquire NEG in the event that APUC is not able to satisfy all conditions for closing on or before October 14, 2013, although the Company believes this scenario would be unlikely. The Company's agreement with APUC is not anticipated to impact the MGE transaction.
The Transaction is supported by existing company cash, including the proceeds received from Laclede Group's May 2013 public offering of common stock, and Laclede Group's fully committed bridge facility with Wells Fargo Bank, National Association. That bridge facility was syndicated to a group of nine financial institutions in January 2013. As a result of the Company's May 2013 equity offering and an amendment to the bridge facility in June 2013, the commitment under the facility was reduced from $1.020 billion to $525 million during the third quarter of fiscal year 2013. The Company anticipates permanent financing to be a combination of long-term debt and equity.
The Company continues to incur costs associated with the evaluation, approval and financing of the Transaction. During the three and nine months ended June 30, 2013, Laclede Group recorded $1.4 million and $5.3 million, respectively, net of tax, of third-party expenses associated with the Transaction.

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

In addition, actual results may differ materially from those contemplated in any forward-looking statement due to the timing and likelihood of the closing of i) the purchase of substantially all of the assets and liabilities of Missouri Gas Energy (MGE) from Southern Union Company (SUG), ii) the Company's agreement with Algonquin Power & Utilities Corp. (APUC) to allow an APUC subsidiary to acquire the Company's rights to purchase the assets of New England Gas Company (NEG), and iii) the other factors discussed in "Risks Related To The Company's Acquisition Agreements With Southern Union Company And Algonquin Power & Utilities Corp." under Part II. Item 1A on page 51 of this Report. Refer to Acquisition Agreements on page 30 for additional information.

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

•
The acquisition of MGE is expected to be accretive to the Gas Utility Segment's net economic earnings in fiscal year 2014 and thereafter. The acquisition of MGE is expected to be immediately accretive to cash flow.

Completion of the pending transactions, including the agreement with APUC relative to NEG, is subject to customary closing conditions and regulatory approvals from the Massachusetts Department of Public Utilities. As discussed further in Regulatory and Other Matters, on July 2, 2013, the Company and other parties to the proceeding filed a Unanimous Stipulation and Agreement with the MoPSC which was approved on July 17, 2013 authorizing Laclede Gas to acquire MGE. No shareholder approval is required to complete the transaction, and each of the entities has received all necessary approvals from their boards of directors. On January 22, 2013, the Federal Trade Commission notified the Company of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The purchase and sale agreements contain certain termination rights for both Laclede Group and SUG, and further provide for the payment of fees and expenses upon termination under specified circumstances. For additional information relating to the pending acquisitions, see Note 13, Acquisition Agreements, of the Notes of the Consolidated Financial Statements. Also refer to the Company's Current Report on Form 8-K filed on December 17, 2012, January 18, 2013, January 24, 2013, July 18, 2013 and Exhibit 2.1 of Laclede Group's Form 10-Q for the quarter ended December 31, 2012. Subsequently, on January 11, 2013, the Company entered into an agreement to assign the MGE agreement to Laclede Group's Utility subsidiary, Laclede Gas, as described more fully in the Company's Form 8-K filed on January 14, 2013.

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

Laclede Energy Resources, Inc. (LER), which includes its wholly owned subsidiary LER Storage Services, Inc. (LSS), is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. LER’s operations and customer base are more subject to fluctuations in market conditions than the Utility. LSS has contracted storage capacity for 1 Bcf of natural gas through January 2014. Further, and separately, LSS has entered into a precedent agreement with a natural gas storage facility operator that is expected to provide 1 Bcf of natural gas storage beginning August 1, 2013.

Other subsidiaries provide less than 10% of consolidated revenues.

On July 3, 2013, the Company announced that Mark D. Waltermire, Laclede Group's Executive Vice President and Chief Financial Officer, will retire effective September 30, 2013, the end of the current fiscal year. On July 9, 2013, the Company announced that the board of directors named Steven P. Rasche, currently Senior Vice President of Finance and Accounting, as Laclede Group's Senior Vice President and Chief Financial Officer effective October 1, 2013.

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

Laclede Gas continues to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility’s strategy focuses on improving performance and mitigating the impact of weather fluctuations on Laclede Gas’ customers while improving the ability to recover its authorized distribution costs and rate of return. The Utility’s distribution costs are the essential, primarily fixed, expenditures it must incur to operate and maintain more than 16,000 miles of mains and services comprising its natural gas distribution system and related storage facilities. The Utility’s distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the ratemaking process, and recovery of these types of costs is included in revenues generated through the Utility’s tariff rates, as approved by the Missouri Public Service Commission (MoPSC or Commission). The settlement of the Utility’s rate case in 2013 retained the Utility’s weather mitigation rate design that better ensures the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 42 of this report for additional information on regulatory issues relative to the Utility.

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

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 44 for additional information.

LER provides both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. LER utilizes its natural gas supply agreements, transportation agreements, park and loan agreements, storage agreements, and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price and volatility risks associated with providing such services to its customers through the use of a variety of risk management activities, including the use of exchange-traded/cleared derivative instruments and other contractual arrangements. LER is committed to managing commodity price risk, while it seeks to expand the services that it now provides. Nevertheless, income from LER’s operations is more subject to fluctuations in market conditions than the Utility’s operations. LER’s business is directly impacted by the effects of competition in the marketplace, the impacts of new pipeline infrastructure and surplus natural gas supplies on natural gas commodity prices. Management expects that LER's net economic earnings (a non-GAAP measure, as discussed below) will continue to be negatively impacted by the expiration of favorable long-term natural gas supply contracts with the last such contract expiring on September 30, 2013. However, this impact is expected to be somewhat offset by the reduction in other fixed costs, including pipeline transportation charges. As a result of these changes, management anticipates that LER's net economic earnings will be approximately 40% lower in fiscal year 2014 compared to fiscal year 2013.

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

Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. In addition, management excludes the impact related to unique acquisition, divestiture, and restructuring activities, when evaluating on-going performance, and therefore excludes these impacts from net economic earnings. When calculating net economic earnings per share, management excludes from the weighted average number of shares the impact of the May 2013 equity issuance, completed in advance of the pending MGE acquisition. Management believes that this presentation provides a useful representation of operating performance by facilitating comparisons of year-over-year results. These internal non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income. Reconciliations of net economic earnings and net economic earnings per share to the Company’s most directly comparable GAAP measures are provided below.

QUARTER ENDED JUNE 30, 2013

Net Income and Net Economic Earnings

Reconciliation of Consolidated Net Economic Earnings (Non-GAAP) to Consolidated Net Income (GAAP)
(Millions, except per share amounts)	Gas Utility	Gas Marketing	Other	Total	Per Share Amounts**
Quarter Ended June 30, 2013
Net Income (Loss) (GAAP)	$6.8	$1.4	$(1.6)	$6.6	$0.25
Unrealized (gain) loss on energy-related derivatives*	—	(0.3)	—	(0.3)	(0.01)
Lower of cost or market inventory adjustments*	—	0.5	—	0.5	0.02
Realized (gain) loss on economic hedges prior to the sale of the physical commodity*	—	—	—	—	—
Acquisition, divestiture and restructuring activities*	—	—	1.4	1.4	0.05
Weighted Average Shares Adjustment**	—	—	—	—	0.05
Net Economic Earnings (Losses) (Non-GAAP)	$6.8	$1.6	$(0.2)	$8.2	0.36

Quarter Ended June 30, 2012
Net Income (Loss) (GAAP)	$4.6	$3.2	$0.6	$8.4	0.38
Unrealized (gain) loss on energy-related derivatives*	0.1	0.9	—	1.0	0.04
Lower of cost or market inventory adjustments*	—	(0.5)	—	(0.5)	(0.02)
Realized gain (loss) on economic hedges prior to the sale of the physical commodity*	—	—	—	—	—
Net Economic Earnings (Losses) (Non-GAAP)	$4.7	$3.6	$0.6	$8.9	0.40

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items. For the quarters ended June 30, 2013 and 2012, the total net amount of income tax (benefit) expense included in the reconciling items above is ($1.0) million and $(0.3) million, respectively.

**
Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation. Also, net economic earnings per share exclude the impact of the May 2013 equity offering to fund the pending acquisition of MGE. The weighted-average diluted shares used in the net economic earnings per share calculation for the quarter ended June 30, 2013 was 22.5 million compared to 26.2 million in the GAAP EPS calculation.

Laclede Group’s net income was $6.6 million for the quarter ended June 30, 2013, compared with $8.4 million for the quarter ended June 30, 2012. Basic and diluted earnings per share for the quarter ended June 30, 2013 were $0.25, compared with basic and diluted earnings per share of $0.38 for the quarter ended June 30, 2012. Earnings per share decreased compared to last year primarily due to lower net income reported by the Gas Marketing Segment, acquisition costs incurred this quarter totaling $1.4 million, net of tax, or $0.05 per share, associated with agreements to acquire certain assets and liabilities from SUG, as described previously, and the effect of higher weighted average shares outstanding attributable to the Company's May 2013 equity offering. These factors were partially offset by improved results reported by the Gas Utility Segment. Acquisition-related costs, among other items, are excluded from net economic earnings, which were $8.2 million for the quarter ended June 30, 2013, compared with $8.9 million for the same quarter last year. Net economic earnings per share were $0.36 for the quarter ended June 30, 2013, compared with $0.40 for the quarter ended June 30, 2012.

Gas Utility

Gas Utility net income and net economic earnings increased by $2.2 million and $2.1 million, respectively, for the quarter ended June 30, 2013, compared with the quarter ended June 30, 2012. The increase was primarily due to (on a pre-tax basis) higher operating margin (a non-GAAP measure, as discussed below) of $7.8 million and a reduction in interest charges related to the recognition of previously unrecognized tax benefits, totaling $0.6 million. These benefits were partially offset by higher operation and maintenance expenses totaling $3.7 million, and higher depreciation and amortization expenses totaling $1.3 million.

Gas Marketing

The Gas Marketing segment reported GAAP earnings totaling $1.4 million, a decrease of $1.8 million compared with the same quarter last year. Net economic earnings for the quarter ended June 30, 2013 decreased $2.0 million from the quarter ended June 30, 2012. The decreases in net income and net economic earnings were primarily attributable to decreases in operating margin, as discussed below. On a GAAP basis, LER's results reflect the effect of higher net unrealized gains from certain of LER's energy-related derivative contracts, largely offset by the impact of lower of cost or market inventory adjustments.

Other

Other net income and net economic earnings decreased $2.2 million and $0.8 million, respectively, compared with the same period last year. The decrease in net income is primarily due to expenses during the quarter ended June 30, 2013, attributable to the pending acquisition of MGE and NEG from SUG totaling $1.4 million, net of tax.

Operating Revenues and Operating Expenses

Laclede Group reported operating revenues of $165.3 million for the quarter ended June 30, 2013 compared with $186.8 million for the same period last year. Operating expenses were $153.0 million for the quarter, compared with $171.8 million last year. The decreases were primarily due to lower Gas Marketing operating revenues and expenses, partially offset by increased Gas Utility operating revenues and expenses, as discussed further below.

In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of operating margin when evaluating result of operations, as shown in the table below. Operating margin is a non-GAAP financial measure defined as operating revenues less natural and propane gas expenses and associated gross receipts taxes that are billed to customers and expensed by the Company. This measure may not be comparable to the definition of operating margin used by others in the natural gas distribution business or other industries. Management believes that operating margin provides a meaningful basis for evaluating operating performance since the Utility's natural and propane gas costs and gross receipts tax expenses are included in operating revenues and passed through to customers and, therefore, have no effect on operating margin. Reconciliations of operating margin to the most directly comparable GAAP measure are shown below.

(Millions)	Gas Utility	Gas Marketing	Other	Eliminations	Total
Quarter Ended June 30, 2013
Operating Revenues	$131.5	$42.8	$0.9	$(9.9)	$165.3
Natural and propane gas expense	52.8	39.7	—	(9.6)	82.9
Gross receipts tax expenses	8.2	—	—	—	8.2
Operating margin (non-GAAP)	70.5	3.1	0.9	(0.3)	74.2
Add: Natural and propane gas expense	52.8	39.7	—	(9.6)	82.9
Add: Gross receipts tax expenses	8.2	—	—	—	8.2
Less: Total Operating Expenses	(119.4)	(40.6)	(2.9)	9.9	(153.0)
Operating income (GAAP)	$12.1	$2.2	$(2.0)	$—	$12.3

Quarter Ended June 30, 2012
Operating Revenues	$117.6	$70.6	$0.6	$(2.0)	$186.8
Natural and propane gas expense	48.7	64.2	—	(2.0)	110.9
Gross receipts tax expenses	6.2	—	—	—	6.2
Operating margin (non-GAAP)	62.7	6.4	0.6	—	69.7
Add: Natural and propane gas expense	48.7	64.2	—	(2.0)	110.9
Add: Gross receipts tax expenses	6.2	—	—	—	6.2
Less: Total Operating Expenses	(108.0)	(65.4)	(0.4)	2.0	(171.8)
Operating income (GAAP)	$9.6	$5.2	$0.2	$—	$15.0

Laclede Group's operating margin increased $4.5 million for the quarter ended June 30, 2013, compared to the same period last year primarily due to higher Gas Utility operating margin, partially offset by lower operating margin reported by the Gas Marketing segment as discussed below.

Gas Utility

Laclede Gas passes on to Utility customers (subject to prudence review by the MoPSC) increases and decreases in the wholesale cost of natural gas in accordance with its PGA Clause. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on operating margin and net income.

Operating Revenues - Gas Utility operating revenues for the quarter ended June 30, 2013 were $131.5 million, or $13.9 million more than the same period last year. Temperatures experienced in the Utility’s service area during the quarter ended June 30, 2013 were 101.9% colder than the same quarter last year and 22.2% colder than normal. Total system therms sold and transported were 122.7 million for the quarter ended June 30, 2013, compared with 97.1 million for the same period last year. Total off-system therms sold and transported were 18.2 million for the quarter ended June 30, 2013, compared with 51.4 million for the same period last year. The increase in Gas Utility operating revenues was primarily attributable to the following factors:

(Millions)
Higher system sales volumes and other variations	$23.0
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(7.5)
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations - Overview)	(7.5)
Higher prices charged for off-system sales	3.9
Higher ISRS revenues	2.0
Total Variation	$13.9

Operating Expenses - Gas Utility operating expenses for the quarter ended June 30, 2013 increased $11.4 million from the same quarter last year. Natural and propane gas expense increased $4.1 million, or 8.6%, from last year’s level, primarily attributable to increased system volumes purchased for sendout, partially offset by lower prices charged by suppliers and lower off-system gas expense. Other operation and maintenance expense increased $3.7 million, or 9.7%, primarily due to increased charges for outside services, increased compensation expenses, higher employee benefit expenses, and other minor variations, partially offset by a lower provision for uncollectible accounts. Depreciation and amortization expense increased $1.3 million, or 13.1%, primarily due to additional depreciable property. Taxes, other than income taxes, increased $2.1 million, or 19.6%, primarily due to increased gross receipts taxes (attributable to increased system sales revenues).

Operating Margin - Gas Utility operating margin was $70.5 million for quarter ended June 30, 2013, a $7.8 million increase over the same period last year. The increase is primarily due to increased sales margins reflecting colder weather this year totaling $5.3 million, higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $2.0 million, and other minor variations of $0.5 million.

Gas Marketing

Operating Revenues and Operating Expenses - Gas Marketing operating revenues and operating expenses decreased $27.8 million and $24.8 million, respectively, primarily due to the effect of recording certain transactions on a net basis (instead of a gross basis) which had no effect on earnings, as described in greater detail in Results of Operations – Overview. The decreases were partially offset by higher per unit gas prices. Volumes purchased and sold were essentially unchanged from last year.

Operating Margin - Gas Marketing operating margin was $3.1 million for the quarter ended June 30, 2013, a $3.3 million decrease compared to the same period last year. The decrease in operating margin was primarily attributable to reduced sales margins, reflecting low price volatility and basis differentials in the current natural gas market, the expiration of a favorable supply contract, and lower of cost or market inventory adjustments. These decreases were partially offset by the effect of higher net unrealized gains from certain LER's energy-related derivative contracts of $1.2 million. As discussed in Results of Operations-Overview above, LER's future results are expected to continue to be impacted by the effects of the expiration of natural gas supply contracts.

Other

Other operating revenues and operating margin increased by $0.3 million during the quarter ended June 30, 2013. The increase in Other operating expenses, totaling $2.5 million, was primarily due to the acquisition expenses discussed above. Additional acquisition expenses are expected to be incurred prior to the closing of the Transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) - Net decreased $0.8 million primarily due to increased charitable donations, lower net investment gains, and other minor variations.

Interest Charges

Interest charges during the quarter ended June 30, 2013 increased $0.7 million from the same period last year primarily due to expenses associated with the Company's bridge loan facility and higher interest on long-term debt, partially offset by a reduction in interest charges related to the recognition of previously unrecognized tax benefits. The higher interest on long-term debt reflects the net effect of the December 2012 and March 2013 issuances of additional long-term debt of $25 million and $100 million, respectively, and the October 2012 maturity of $25 million of 6 1/2% first mortgage bonds. There were no short-term borrowings during the quarter ended June 30, 2013. Average short-term borrowings were $7.5 million for the quarter ended June 30, 2012 with an average interest rate of 0.3%.

Income Taxes

The $2.5 million decrease in income taxes was primarily due to lower pre-tax income and various property-related deductions.

NINE MONTHS ENDED JUNE 30, 2013

Net Income and Net Economic Earnings

Reconciliation of Consolidated Net Economic Earnings (Non-GAAP) to Consolidated Net Income (GAAP)
(Millions, except per share amounts)	Gas Utility	Gas Marketing	Unallocated & Other	Total	Per Share Amounts**
Nine Months Ended June 30, 2013
Net Income (Loss) (GAAP)	$62.3	$6.1	$(6.0)	$62.4	$2.62
Unrealized (gain) loss on energy-related derivatives*	—	0.6	—	0.6	0.02
Lower of cost or market inventory adjustments*	—	0.6	—	0.6	0.02
Acquisition, divestiture and restructuring activities*	—	—	5.3	5.3	0.23
Weighted Average Shares Adjustment**	—	—	—	—	0.15
Net Economic Earnings (Losses) (Non-GAAP)	$62.3	$7.3	$(0.7)	$68.9	$3.04

Nine Months Ended June 30, 2012
Net Income (Loss) (GAAP)	$51.4	$10.7	$1.2	$63.3	$2.82
Unrealized (gain) loss on energy-related derivatives*	—	(1.3)	—	(1.3)	(0.06)
Lower of cost or market inventory adjustments*	—	0.1	—	0.1	—
Realized gain (loss) on economic hedges prior to the sale of the physical commodity*	—	0.1	—	0.1	0.01
Net Economic Earnings (Losses) (Non-GAAP)	$51.4	$9.6	$1.2	$62.2	$2.77

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items. For the nine months ended June 30, 2013 and 2012, the total net amount of income tax (benefit) expense included in the reconciling items above is ($4.0) million and $0.7 million, respectively.

**
Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation. Also, net economic earnings per share exclude the impact of the May 2013 equity offering to fund the pending acquisition of MGE. The weighted-average diluted shares used in the net economic earnings per share calculation for the nine months ended June 30, 2013 was 22.5 million compared to 23.7 million in the GAAP EPS calculation.

Laclede Group’s net income was $62.4 million for the nine months ended June 30, 2013, compared with $63.3 million for the nine months ended June 30, 2012. Basic and diluted earnings per share for the nine months ended June 30, 2013 were $2.62, compared with basic and diluted earnings per share of $2.83 and $2.82, respectively, for the nine months ended June 30, 2012. Earnings increased compared to last year primarily due to improved results reported by Laclede Group's Gas Utility Segment, partially offset by acquisition costs incurred during the period totaling $5.3 million, net of tax, or $0.23 per share, associated with agreements to acquire certain assets and liabilities from SUG, as described previously. Additionally, earnings were impacted by decreased income from the Gas Marketing Segment. Acquisition-related costs, among other items, are excluded from net economic earnings, which were $68.9 million for the nine months ended June 30, 2013, compared with $62.2 million for the same period last year. Net economic earnings per share were $3.04 for the nine months ended June 30, 2013, compared with $2.77 for the nine months ended June 30, 2012.

Gas Utility

Gas Utility net income and net economic earnings both increased by $10.9 million, respectively for the nine months ended June 30, 2013, compared with the nine months ended June 30, 2013. The increase was primarily due to (on a pre-tax basis) higher operating margin (a non-GAAP measure, as discussed below) of $15.7 million, a lower provision for uncollectible accounts totaling $3.2 million, and decreases in employee benefit expenses totaling $2.1 million. These benefits were partially offset by higher depreciation and amortization expenses totaling $3.3 million.

Gas Marketing

The Gas Marketing segment reported GAAP earnings totaling $6.1 million, a decrease of $4.6 million compared with the same period last year. Net economic earnings for the nine months ended June 30, 2013 decreased $2.3 million from the nine months ended June 30, 2012. The decreases in net income and net economic earnings was primarily attributable to decreases in operating margin, as discussed below. On a GAAP basis, LER's results were further impacted by the effect of higher net unrealized losses from certain of LER's energy-related derivative contracts and the impact of lower of cost or market inventory adjustments.

Other

Other net income and other net economic earnings decreased $7.2 million and $1.9 million, respectively, compared with the same period last year. The decrease in net income is primarily due to expenses during the nine months ended June 30, 2013, attributable to the pending acquisition of MGE and NEG from SUG totaling $5.3 million, net of tax, and other minor variations.

Operating Revenues and Operating Expenses

Laclede Group reported operating revenues of $869.9 million for the nine months ended June 30, 2013 compared with $955.9 million for the same period last year. Operating expenses were $763.7 million for the nine months end June 30, 2013, compared with $847.2 million last year. The decreases were primarily due to lower Gas Marketing operating revenues and expenses, partially offset by increased Gas Utility operating revenues and expenses, as discussed further below.

In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of operating margin when evaluating result of operations, as shown in the table below and discussed above. Reconciliations of operating margin to the most directly comparable GAAP measure are shown below.

(Millions)	Gas Utility	Gas Marketing	Other	Eliminations	Total
Nine Months Ended June 30, 2013
Operating Revenues	$746.2	$143.9	$5.4	$(25.6)	$869.9
Natural and propane gas expense	435.3	130.3	1.4	(25.3)	541.7
Gross receipts tax expense	34.7	0.1	—	—	34.8
Operating margin (non-GAAP)	276.2	13.5	4.0	(0.3)	293.4
Add: Natural and propane gas expense	435.3	130.3	1.4	(25.3)	541.7
Add: Gross receipts tax expense	34.7	0.1	—	—	34.8
Less: Total Operating Expenses	(641.5)	(134.0)	(13.8)	25.6	(763.7)
Operating income (GAAP)	$104.7	$9.9	$(8.4)	$—	$106.2

Nine Months Ended June 30, 2012
Operating revenues	$667.2	$297.2	$2.6	$(11.1)	$955.9
Natural and propane gas expense	375.6	276.2	—	(11.1)	640.7
Gross receipts tax expense	31.1	0.1	—	—	31.2
Operating margin (non-GAAP)	260.5	20.9	2.6	—	284.0
Add: Natural and propane gas expense	375.6	276.2	—	(11.1)	640.7
Add: Gross receipts tax expense	31.1	0.1	—	—	31.2
Less: Total operating expenses	(576.7)	(279.8)	(1.8)	11.1	(847.2)
Operating income (GAAP)	$90.5	$17.4	$0.8	$—	$108.7

Laclede Group's operating margin increased $9.4 million for the nine months ended June 30, 2013, compared to the same period last year primarily due, to higher Gas Utility operating margin, partially offset by lower operating margin reported by the Gas Marketing segment as discussed below.

Gas Utility

Laclede Gas passes on to Utility customers (subject to prudence review by the MoPSC) increases and decreases in the wholesale cost of natural gas in accordance with its PGA Clause. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on operating margin and net income.

Operating Revenues - Gas Utility operating revenues for the nine months ended June 30, 2013 were $746.2 million, or $79.0 million more than the same period last year. Temperatures experienced in the Utility’s service area during the nine months ended June 30, 2013 were 37.0% colder than the same period last year, and 0.2% colder than normal. Last year's temperatures were the warmest on record. Total system therms sold and transported were 796.8 million for the nine months ended June 30, 2013, compared with 640.8 million for the same period last year. Total off-system therms sold and transported were 229.4 million for the nine months ended June 30, 2013, compared with 279.7 million for the same period last year. The increase in Gas Utility operating revenues was primarily attributable to the following factors:

(Millions)
Higher system sales volumes and other variations	$97.3
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(28.6)
Higher prices charged for off-system sales	20.1
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations - Overview)	(14.2)
Higher ISRS revenues	4.4
Total Variation	$79.0

Operating Expenses - Gas Utility operating expenses for the nine months ended June 30, 2013 increased $64.8 million from the same period last year. Natural and propane gas expense increased $59.7 million or 15.9%, from last year’s level, primarily attributable to increased system volumes purchased for sendout and higher off-system gas expense, partially offset by lower rates charged by our suppliers. Other operation and maintenance expenses decreased $2.1 million, or 1.7%, primarily due to a lower provision for uncollectible accounts, lower employee benefit expenses, a higher rate of overheads capitalized, and reduced customer accounts expenses, partially offset by increased charges for outside services. Depreciation and amortization expense increased $3.3 million, or 10.8%, primarily due to additional depreciable property. Taxes, other than income taxes, increased $3.9 million, or 8.6%, primarily due to increased gross receipts taxes (attributable to increased system sales revenues).

Operating Margin - Gas Utility operating margin was $276.2 million for the nine months ended June 30, 2013, a $15.7 million increase over the same period last year. The increase is primarily due to increased sales margins reflecting colder weather this year totaling $10.5 million, higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $4.4 million, and other minor variations of $0.8 million.

Gas Marketing

Operating Revenues and Operating Expenses - Gas Marketing operating revenues and operating expenses decreased $153.3 million and $145.8 million, respectively, primarily due to the effect of recording certain transactions on a net basis (instead of a gross basis) which had no effect on earnings, as described in greater detail in Results of Operations – Overview. The decreases were partially offset by higher per unit gas prices and increases in volumes purchased and sold.

Operating Margin - Gas Marketing operating margin was $13.5 million for the quarter ended June 30, 2013, a $7.4 million decrease compared to the same period last year. The decrease in operating margin was primarily attributable to reduced sales margins, reflecting low price volatility and basis differentials in the current natural gas market, the expiration of a favorable supply contract, higher net unrealized losses from certain LER's energy-related derivative contracts, and lower of cost or market inventory adjustments. These factors were partially offset by the effect of higher volumes purchased and sold. As discussed in Results of Operations-Overview above, LER's future results are expected to continue to be impacted by the effects of the expiration of natural gas supply contracts.

Other

Other operating revenues and operating margin increased by $2.8 million and $1.4 million, respectively, primarily due to a sale of propane inventory by Laclede Pipeline Company during the nine months ended June 30, 2013. The increase in Other operating expenses, totaling $12.0 million, was primarily due to the acquisition-related expenses discussed above and expenses associated with the aforementioned propane sale. Additional acquisition expenses are expected to be incurred prior to the closing of the Transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) - Net decreased $1.7 million primarily due to lower net investment gains, increased charitable donations, and other minor variations.

Interest Charges

Interest charges during the nine months ended June 30, 2013 increased $0.8 million from the same period last year primarily due to expenses associated with the Company's bridge loan facility and higher interest on long-term debt, partially offset by a reduction in interest charges related to the recognition of previously unrecognized tax benefits. The higher interest on long-term debt reflects the net effect of the December 2012 and March 2013 issuances of additional long-term debt of $25 million and $100 million, respectively, and the October 2012 maturity of $25 million of 6 1/2% first mortgage bonds. Average short-term interest rates were 0.3% for both the nine months ended June 30, 2013 and 2012. Average short-term borrowings were $40.6 million for the nine months ended June 30, 2013, compared with $52.6 million for the nine months ended June 30, 2012.

Income Taxes

The $4.2 million decrease in income taxes was primarily due to lower pre-tax income and various property-related deductions.

REGULATORY AND OTHER MATTERS

The MoPSC Staff previously proposed disallowances related to Laclede Gas' recovery of its purchased gas costs totaling $6.0 million pertaining to Laclede Gas' purchase of gas from a marketing affiliate, LER, applicable to fiscal years 2005 through 2007. The MoPSC Staff also proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 through 2011. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments. In a related matter, on October 6, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that Laclede Gas' affiliate transactions and its Cost Allocation Manual (CAM) violated the MoPSC's affiliate transaction rules. Laclede Gas responded with a counterclaim that the MoPSC Staff had failed to adhere to the affiliate transaction rules and the Company's CAM. On July 16, 2013, Laclede Gas, the MoPSC Staff and the Office of the Public Counsel requested MoPSC approval of a unanimous stipulation and agreement resolving the affiliate transaction matters for fiscal years 2005 through 2011, resolving the October 6, 2010 complaint, resolving Laclede Gas' counterclaim, presenting a revised CAM for MoPSC approval, and establishing standards of conduct for gas purchases and sales. The parties' request is pending before the MoPSC. Management, after discussion with counsel, continues to believe the final outcome of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.
On July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed stating the Staff failed to adhere to pricing provisions of the MoPSC's affiliate transaction rules and Laclede Gas' Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede's counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On May 19, 2011, the MoPSC's General Counsel filed a petition seeking penalties against Laclede Gas for violation of the 2001 Order. The MoPSC and Laclede Gas agreed to hold the penalty case in abeyance pending the outcome of Laclede's appeal of the November 3, 2010 and February 4, 2011 orders. These Orders were reversed by the Cole County Circuit Court, but later upheld by the Western District Court of Appeals. On March 19, 2013, the Missouri Supreme Court declined Laclede Gas' request to review the opinion of the Western District Court of Appeals. As a result, Laclede Gas produced certain LER documentation that had been requested by the MoPSC Staff. In light of such document production, Laclede Gas is currently in discussions with the MoPSC to resolve the penalty case. Management, after discussion with counsel, continues to believe the final outcome of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.
On December 21, 2012, Laclede Gas filed tariff sheets in a new general rate case proceeding that were designed to increase the Utility's total revenues by $58.4 million, less the current annualized ISRS revenues of $10 million that were already being recovered from customers. On December 27, 2012, the MoPSC suspended implementation of the Utility's proposed rates and set the case for hearing in August 2013. However, on June 26, 2013, the MoPSC approved a Unanimous Stipulation and Agreement in which the Utility will incorporate its current annualized ISRS revenues of $14.8 million into its base rates, effective September 1, 2013. At that time, the ISRS charge will be reset to zero, and the Utility will be permitted to make future ISRS filings for any qualifying expenditures incurred by the Utility after January 31, 2013.

On January 14, 2013, the Company filed an application with the MoPSC for approval to acquire the assets of MGE from SUG as reported in the Acquisition Agreements section on page 30. On July 2, 2013, the Utility and other parties to the proceeding filed a Unanimous Stipulation and Agreement (Agreement) with the MoPSC resolving all matters in the case, which was approved by the Commission on July 17, 2013. The Agreement authorizes Laclede Gas to acquire MGE and obtain the necessary financing, subject to various conditions set forth in the Agreement. Under the Agreement, Laclede Gas would generally be precluded from filing a general rate case for either its Laclede or MGE Divisions prior to October 1, 2015, except that a general rate case for the MGE service territory may be filed no later than September 18, 2013. ISRS filings and the collection of gas costs under the PGA Clause would not be impacted. The Agreement also allows for the deferral for future recovery of a portion of one-time costs incurred associated with the integration of MGE. The Agreement sets forth a number of other conditions including those related to credit ratings, gas supply, service quality, gas safety, and reporting requirements.

A filing was made with the Massachusetts Department of Public Utilities (MDPU) on January 24, 2013 for approval of the acquisition of NEG. An evidentiary hearing was held on this matter during the last week of June 2013.

On January 14, 2013, the Utility made an ISRS filing with the Commission and an increase of $4.8 million was approved by the MoPSC effective March 15, 2013.

On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. On July 2, 2013, Laclede Gas executed a Conciliation Agreement with the OFCCP in which the Company did not admit to liability, but agreed to provide make whole relief of back pay and interest to the impacted parties from 2004-2006. The OFCCP, as of the date of this report, has not yet executed the Conciliation Agreement. The Company's agreement to provide make whole relief will not have a material effect on the consolidated financial position and results of operations, or cash flows of the Company.

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

There were no significant changes to these critical accounting policies during the nine months ended June 30, 2013.

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

Net cash provided by operating activities was $167.0 million for the nine months ended June 30, 2013, compared with $128.2 million for the same period last year. The variation is primarily associated with the timing of collections of gas cost under the Utility’s PGA Clause, primarily due to reduced cash payments for margin deposits associated with the Utility's use of natural gas derivative instruments. The variation also reflects decreased cash payments for the funding of pension plans and for the payment of income taxes. These benefits were partially offset by changes in delayed and advance customer billings.

Net cash used in investing activities for the nine months ended June 30, 2013 was $99.4 million, compared with $78.2 million for the nine months ended June 30, 2012. The variation primarily reflects additional capital expenditures this year for distribution plant and information technology investments.

Net cash provided by financing activities was $461.4 million for the nine months ended June 30, 2013, compared with net cash used in financing activities of $71.8 million for the nine months ended June 30, 2012. The variation primarily reflects the May 2013 common stock offering and the issuance of additional long-term debt this year, partially offset by the maturity of long-term debt and increased repayments of short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Laclede Group had temporary cash investments totaling $546.8 million at June 30, 2013, earning an average interest rate of 0.1%. This includes $27.4 million held by Laclede Gas, also at an average interest rate of 0.1%. These investments, which are presented in the Cash and cash equivalents line of the Consolidated Balance Sheets, were diversified among money market funds, commercial paper, and interest-bearing deposits at highly-rated commercial banks. The money market funds are accessible by the Company on demand. The bank deposits are also generally available on demand, though the banks reserve the right to require seven days’ notice for a withdrawal. The commercial paper has a maximum remaining maturity of one month. These funds are used to support the working capital needs of the Company’s subsidiaries. The balance of short-term investments ranged between $10.4 million and $583.5 million during the nine months ended June 30, 2013. Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the nine months ended June 30, 2013, but there were no such borrowings at June 30, 2013.

Short-term Debt

As indicated in the discussion of cash flows above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At June 30, 2013, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, $257.1 million of which is scheduled to expire in July 2017 and $42.9 million of which is scheduled to expire in July 2016. The largest portion provided by a single bank is 17.9%. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As a result of certain amendments made on January 16, 2013, this maximum percentage will temporarily increase to 72.5% if the MGE acquisition is consummated. Such temporary increase would be effective from the date of consummation through September 30, 2014. As defined in the line of credit, total debt was 46% of total capitalization on June 30, 2013.

Short-term cash requirements outside of Laclede Gas have generally been met with internally generated funds. However, Laclede Group has $50 million in a syndicated line of credit, $42.9 million of which expires in July 2017 and $7.1 million of which expires in July 2016, to meet short-term liquidity needs of its subsidiaries. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. As a result of certain amendments made on January 16, 2013, this maximum percentage will temporarily increase to 72.5% if the MGE acquisition is consummated. Such temporary increase would be effective from the date of consummation through September 30, 2014. As defined in the line of credit, this ratio stood at 30% on June 30, 2013. Occasionally, Laclede Group’s lines may be used to provide for the funding needs of various subsidiaries. There were no borrowings under Laclede Group’s lines during the nine months ended June 30, 2013.

To support the liquidity needs of the Company following the MGE acquisition, Laclede Group and Laclede Gas plan to enter into new expanded credit facilities at or just prior to the closing of the MGE acquisition.

Information about Laclede Group’s consolidated short-term borrowings (excluding intercompany borrowings) during the nine months ended June 30, 2013 and as of June 30, 2013, is presented below:

Commercial Paper Borrowings
Nine Months Ended June 30, 2013
Weighted average borrowings outstanding	$40.6 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0.0 - $99.4 million

As of June 30, 2013
Borrowings outstanding at end of period	None
Weighted average interest rate	N/A

Based on average short-term borrowings for the nine months ended June 30, 2013, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $0.4 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

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

On May 29, 2013 the Laclede Group received cash of approximately $428 million from the issuance of 10,005,000 common shares to fund a portion of the purchase of MGE. These funds have been invested in high-quality, short-term instruments until the acquisition closes.

Laclede Gas had on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, that expired May 28, 2013.

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million. This authorization was originally effective through June 30, 2013. In August 2012, Laclede Gas filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension became effective on November 23, 2012. During the nine months ended June 30, 2013, pursuant to this authority, the Utility sold 48 shares of its common stock to Laclede Group for $1.9 million. As of July 26, 2013, $371.1 million remains available under this authorization. As part of the MoPSC's approval of the acquisition of MGE on July 17, 2013, Laclede Gas was granted authorization to issue debt and equity securities of up to $1.020 billion to finance the MGE Acquisition at any time beginning July 31, 2013 and ending one year after closing of the transaction. The amount, timing, and type of additional financing to be issued, including in connection with the MGE and NEG acquisitions as described below, will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

On October 15, 2012, Laclede Gas paid at maturity $25 million principal amount of 6 1/2% first mortgage bonds. At June 30, 2013, Laclede Gas had fixed-rate long-term debt totaling $440 million. While the remaining long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $440 million in long-term debt, $25 million have no call option, $335 million have make-whole call options, and $80 million are callable at par on or after October 15, 2013. None of the debt has any put options.

Additionally, as of June 30, 2013, Laclede Group had fixed-rate long-term debt totaling $25 million, which is subject to changes in its fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Group were to reacquire any of these issues in the open market prior to maturity. This debt has a make-whole call option.

Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 285,222 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 201,907 and 195,076 shares at June 30, 2013 and July 25, 2013, respectively, remaining available for issuance under its Form S-3. Laclede Group also has an automatic shelf registration statement on Form S-3 for the issuance of equity and debt securities. No securities have been issued under that S-3. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.

In December 2012, Laclede Group announced agreements to acquire the assets of MGE and NEG for $1.015 billion, net of $19.5 million in assumed debt. Simultaneously, Laclede Group entered into a fully committed bridge facility for $1.020 billion with Wells Fargo Bank, National Association in order to fund these acquisitions. The bridge facility was syndicated by Wells Fargo Securities, LLC, to a group of nine banks, effective on January 16, 2013. As described in further in Acquisition Agreements, on February 11, 2013, the Company announced that it entered into an agreement with APUC that will allow an APUC subsidiary to acquire the Company's rights to purchase the assets of NEG. On May 29, 2013, in order to finance a portion of the acquisition, Laclede Group issued 10,005,000 shares of common stock for net proceeds of approximately $428 million. As a result of the equity offering and an amendment made to the bridge facility in June 2013, the commitment under the bridge facility was reduced to $525 million during the quarter ended June 30, 2013. The remainder of the purchase price is expected to be funded with long-term debt of Laclede Gas and/or Laclede Group, short-term debt, and cash on hand. Laclede Group has entered into interest rate hedges for approximately 79% of the expected long-term debt issuance to protect against the impacts of adverse movements in rates. Additional interest rate hedging may be done either by Laclede Gas or Laclede Group prior to completing the debt financing.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company and the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $96.0 million for the nine months ended June 30, 2013, compared with $75.0 million for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing customer relationship and work management, financial, and supply chain software applications. The final phase of the project was implemented in July 2013. Non-utility capital expenditures were $0.9 million and $1.8 million during the nine months ended June 30, 2013 and 2012.

Consolidated capitalization at June 30, 2013 consisted of 70.0% common stock equity and 30.0% long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include the pending acquisition of MGE, capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at June 30, 2013 and at September 30, 2012, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Delayed and Advance customer billings. The Consolidated Balance Sheet at June 30, 2012 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of June 30, 2013, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
Contractual Obligations	Total	Remaining Fiscal Year 2013	Fiscal Years 2014-2015	Fiscal Years 2016-2017	Fiscal Years 2018 and thereafter
Principal Payments on Long-Term Debt	$465.0	$—	$—	$—	$465.0
Interest Payments on Long-Term Debt	465.7	4.0	50.7	50.6	360.4
Capital Leases (a)	0.2	0.1	0.1	—	—
Operating Leases (a)	10.6	1.2	7.5	1.8	0.1
Purchase Obligations – Natural Gas (b)	321.3	135.4	161.7	20.7	3.5
Purchase Obligations – Other (c)	80.7	15.4	26.3	18.5	20.5
Total (d) (e)	$1,343.5	$156.1	$246.3	$91.6	$849.5

(a)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Gas Utility and Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2013 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $2.9 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company does not expect to make any contributions to its qualified trusteed pension plans during the remaining three months of fiscal year 2013. Laclede Gas anticipates a $0.8 million contribution relative to its non-qualified pension plans during the remaining three months of fiscal year 2013. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $8.2 million to the qualified trusts and $0.2 million directly to participants from Laclede Gas’ funds during the remaining three months of fiscal year 2013. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

(e)
The table above does not include the Company's potential payment of a "reverse break up" fee of $73.1 million that would be due in the event that SUG terminates the MGE acquisition agreement as a result of the failure of Laclede Group to obtain financing. See Note 13, Acquisition Agreements, of the Notes to Consolidated Financial Statements for further details. Also, the table does not include any anticipated additional long-term debt to finance the acquisitions.

MARKET RISK

Commodity Price Risk

Laclede Gas’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of its PGA Clause. The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. The Utility is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. The Utility is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Laclede Gas also has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA Clause. For more information about the Utility’s natural gas derivative instruments, see Note 8, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

In the course of its business, Laclede Group’s gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At June 30, 2013, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.

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

(Thousands)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin
Net balance of derivative (liabilities) assets at September 30, 2012	$(3,515)	$5,489	$1,974
Changes in fair value	3,651	—	3,651
Settlements/purchases - net	4,782	—	4,782
Changes in cash margin	—	(7,577)	(7,577)
Net balance of derivative assets (liabilities) at June 30, 2013	$4,918	$(2,088)	$2,830

	At June 30, 2013
	Maturity by Fiscal Year
(Thousands)	Total	2013	2014	2015
Fair values of exchange-traded/cleared natural gas derivatives - net	$4,918	$2,629	$2,275	$14
MMBtu – net (short) long futures/swap/option positions	(11,893)	(5,363)	(6,495)	(35)

Certain of LER’s physical natural gas derivative contracts are designated as normal purchases or normal sales, as permitted by GAAP. This election permits the Company to account for the contract in the period the natural gas is delivered. Contracts not designated as normal purchases or normal sales, including those designated as trading activities, are accounted for as derivatives with changes in fair value recognized in earnings in the periods prior to settlement. Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal year 2015:

(Thousands)
Net balance of derivative assets at September 30, 2012	$2,741
Changes in fair value	(556)
Settlements	(2,156)
Net balance of derivative assets at June 30, 2013	$29

For further details related to LER’s derivatives and hedging activities, see Note 8, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

Counterparty Credit Risk

LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER also has concentrations of credit risk with certain individually significant counterparties. To the extent possible, LER enters into netting arrangements with its counterparties to mitigate exposure to credit risk. Although not recorded on the consolidated balance sheets, LER is also exposed to credit risk associated with its derivative contracts designated as normal purchases and normal sales. LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these concentrations of credit risk, including how LER manages these risks, see Note 9, Concentrations of Credit Risk, of the Notes to Consolidated Financial Statements.

Interest Rate Risk

The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the nine months ended June 30, 2013, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.4 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At June 30, 2013, Laclede Gas had fixed-rate long-term debt totaling $440 million. Additionally, Laclede Group had fixed-rate long-term debt totaling $25 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of its long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

The Company has entered into certain interest rate swap transactions to protect itself against adverse movements in interest rates associated with its anticipated issuance of long-term debt to fund the acquisition of MGE. Refer to Note 8, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements for additional details on these interest rate swap transactions.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 48 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 42 of this report.

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

On December 14, 2012, Laclede Group, through two newly formed wholly owned subsidiaries, Plaza Missouri Acquisition, Inc. (Plaza Missouri) and Plaza Massachusetts Acquisition, Inc. (Plaza Massachusetts), entered into acquisition agreements to acquire from Southern Union Company (SUG) substantially all of the assets and liabilities of Missouri Gas Energy (MGE) and New England Gas Company (NEG). Subsequently, on January 11, 2013, the Company and Plaza Missouri, with consent of SUG, entered into an agreement with Laclede Gas to assign the MGE agreement to Laclede Gas. On February 11, 2013, the Company announced that it entered into an agreement with Algonquin Power & Utilities Corp. (APUC) that will allow an APUC subsidiary, through its acquisition of the stock of Plaza Massachusetts, to acquire the Company's rights to purchase the assets of NEG, subject to certain approvals and conditions. However, the Company remains obligated to acquire NEG in the event that APUC is not able to satisfy all conditions to closing on or before October 14, 2013, although the Company believes this scenario would be unlikely. The Company's agreement with APUC is not expected to impact the MGE transaction. Nonetheless, there can be no assurance that APUC will be able to satisfy all of the required conditions on or before this date.

On July 2, 2013, the Utility and other parties to the case filed a Unanimous Stipulation and Agreement with the Missouri Public Service Commission (MoPSC) that authorizes Laclede Gas to complete the acquisition of MGE, subject to certain conditions, including restrictions relative to the timing of filing for general rate increases. This Unanimous Stipulation and Agreement was approved by the MoPSC on July 17, 2013. Although the MoPSC approval satisfies one of the closing conditions under the MGE acquisition agreement, the closing remains subject to the satisfaction or waiver of all conditions precedent as described in the MGE acquisition agreement, including the ability to close the NEG transaction concurrently with the MGE acquisition. In order to close the NEG transaction, approval by the Massachusetts Department of Public Utilities (MDPU) of the acquisition of the assets of NEG by the APUC subsidiary must be received. If the NEG transaction is not closed or capable of closing or SUG does not waive such condition, the closing of the MGE acquisition would be delayed until the conditions precedent to the NEG transaction are satisfied, including the condition of MDPU approval. There can be no assurance as to the receipt or timing of the necessary MDPU approvals or any waivers from SUG.

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

In addition to its equity offering completed on May 29, 2013, Laclede Group expects to issue significant debt in order to provide permanent financing for the acquisition of MGE in lieu of and/or to refund borrowings under the bridge loan facility, and, as a result, the Company is subject to market risks including market demand for debt offerings, interest rate volatility, and adverse impacts on its credit ratings.

In connection with the acquisition agreements, Laclede Group has obtained a commitment from Wells Fargo Bank, National Association and various other banks for a syndicated bridge loan facility, which may be used to finance a significant portion of the acquisitions and pay related fees and expenses in the event that permanent financing is not completed at the time of the closing of the acquisitions. The equity portion of the permanent financing was completed on May 29, 2013 when Laclede Group completed a public offering of 10,005,000 shares of its common stock, which generated net proceeds of $428.0 million. As a result of the equity offering and an amendment made to the bridge facility in June 2013, the commitment under the bridge facility was reduced from $1.020 billion to $525 million during the third quarter of fiscal year 2013. The permanent financing is anticipated to also include a mix of long-term debt of Laclede Group and/or Laclede Gas , and, depending on market conditions, may include other instruments such as convertible debt, preferred shares, or term loans.

Although the Company and its advisers believe they have taken prudent steps to position the Company and its subsidiaries for successful capital raises, there can be no assurance as to the ultimate cost or availability of funds to complete the permanent financing.

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

While management currently anticipates that the acquisition of MGE will be accretive to the Gas Utility Segment's net economic earnings in fiscal year 2014, and thereafter, this expectation is based on preliminary estimates which may materially change. Laclede Group may encounter additional transaction and integration-related costs, may fail to realize all of the anticipated benefits of the acquisitions or be subject to other factors that affect those preliminary estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2013, the only repurchases of our common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases.

Period	Total No. of Shares Purchases	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans	Maximum No. of Shares that May Yet be Purchased Under the Plans
April 1, 2013 – April 30, 2013	—	—	—	—
May 1, 2013 – May 31, 2013	154	$46.38	—	—
June 1, 2013 – June 30, 2013	—	—	—	—
Total	154	—	—	—

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	July 30, 2013	By:	/s/ Steven P. Rasche
Steven P. Rasche
Senior Vice President, Finance and Accounting
(Authorized Signatory and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.

10.1	-	1st Amendment to Commitment Letter dated June 24, 2013, filed as exhibit 99.1 to Laclede Group's Form 8-K dated June 27, 2013 and incorporated herein by reference (File No. 1-16681)
12	-	Ratio of Earnings to Fixed Charges.
31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).
32	-	CEO and CFO Section 1350 Certifications.
99.1	-
Audited Financial Statements of Missouri Gas Energy as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010, filed as exhibit 99.1 to Laclede Group's Form 8-K dated May 20, 2013 and incorporated herein by reference (File No. 1-16681)

99.2	-
Unaudited Interim Financial Statements of Missouri Gas Energy as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, filed as exhibit 99.1 to Laclede Group's Form 8-K dated May 20, 2013 and incorporated herein by reference (File No. 1-16681)

99.3	-
Unaudited Pro Forma Combined Condensed Statements of Income for the six months ended March 31, 2013 and for the year ended September 30, 2012 and Unaudited Pro Forma Combined Condensed Balance Sheets as of March 31, 2013 and September 30, 2012, of The Laclede Group, Inc. and Missouri Gas Energy, filed as exhibit 99.1 to Laclede Group's Form 8-K dated May 20, 2013 and incorporated herein by reference (File No. 1-16681)

101.INS	-	XBRL Instance Document. (1)
101.SCH	-	XBRL Taxonomy Extension Schema. (1)
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	-	XBRL Taxonomy Definition Linkbase. (1)
101.LAB	-	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Statements of Consolidated Income for the three and nine months ended June 30, 2013 and 2012; (iii) unaudited Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2013 and 2012; (iv) unaudited Consolidated Balance Sheets at June 30, 2013, September 30, 2012 and June 30, 2012; (v) unaudited Statements of Consolidated Cash Flows for the three and nine months ended June 30, 2013 and 2012, and (vi) Notes to the unaudited Consolidated Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.