Form 10-K
period 2013-09-30
LACLEDE GROUP INC
filed 2013-11-26
CIK 1126956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended September 30, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended September 30, 2013
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-16681

THE LACLEDE GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	74-2976504 (I.R.S. Employer Identification number)
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
amounted to $906,985,448 as of March 31, 2013.

As of November 21, 2013, there were 32,709,763 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

Document Incorporated by Reference:
Portions of Proxy Statement dated December 18, 2013 — Part III
Index to Exhibits is found on page 102.

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

Item 1. Business

Overview

The Laclede Group, Inc. (Laclede Group or the Company) is a public utility holding company formed through a corporate restructuring that became effective October 1, 2001. The Company has two key business segments: Gas Utility and Gas Marketing. The Gas Utility segment includes the regulated operations of Laclede Gas Company (the Utility), Laclede Group’s largest subsidiary. Laclede Gas Company is a public utility engaged in the retail distribution and sale of natural gas, and is the largest natural gas distribution utility in Missouri, serving more than 1.13 million residential, commercial and industrial customers. The Utility serves St. Louis and eastern Missouri through Laclede Gas and serves Kansas City and western Missouri through Missouri Gas Energy (MGE), whose assets were acquired by the Utility on September 1, 2013. The Gas Marketing segment includes Laclede Energy Resources, Inc. (LER), a wholly owned subsidiary engaged in the marketing of natural gas and related activities on a non-regulated basis. As of September 30, 2013, Laclede Group had 2,326 employees, including 49 part-time employees.

Consolidated operating revenues contributed by each segment for the last three fiscal years are presented below. For more detailed financial information regarding the segments, see Note 15 of the Notes to Consolidated Financial Statements.

(Thousands)	2013	2012	2011
Gas Utility	$847,224	$763,447	$913,190
Gas Marketing	165,146	358,145	669,375
Other	4,649	3,883	20,742
Total Operating Revenues	$1,017,019	$1,125,475	$1,603,307

Laclede Group’s common stock is listed on The New York Stock Exchange and trades under the ticker symbol “LG.”

The following table reflects shares issued during the periods indicated:

	2013	2012
Common Stock Issuance	10,005,000	—
DRIP	44,074	46,107
Equity Incentive Plan	108,331	62,590
Total Shares Issued	10,157,405	108,697

Shares were issued during 2013 to effect the acquisition of the MGE assets as well as historically consistent levels for Laclede Group's Dividend Reinvestment and Stock Purchase Plan (DRIP) and its Equity Incentive Plan.

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

Gas Utility

NATURAL GAS SUPPLY

The Utility focuses its gas supply portfolio around a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement its regionally diverse firm transportation arrangements.

The Utility's fundamental gas supply strategy is to meet the two-fold objective of 1) ensuring that the gas supplies it acquires are dependable and will be delivered when needed and 2) insofar as is compatible with that dependability, purchasing gas that is economically priced. In structuring its natural gas supply portfolio, Laclede Gas continues to focus on natural gas assets that are strategically positioned to meet the Utility’s primary objectives. Laclede Gas utilizes both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions. MGE utilizes both Mid-Continent and Rocky Mountain gas sources to provide a level of supply diversity that accesses low cost supplies while providing a natural gas price arbitrage.

In fiscal year 2013, the Utility purchased natural gas from 35 different suppliers to meet current gas sales and storage injection requirements. The Utility entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature sensitive needs of its customers. Natural gas purchased by the Laclede Gas for delivery to its service area through the Enable Mississippi River Transmission LLC (MRT) system totaled 55.0 billion cubic feet (Bcf). Laclede Gase also holds firm transportation on several other interstate pipeline systems that provide access to gas supplies upstream of MRT. In addition to deliveries from MRT, 8.6 Bcf of gas was purchased on MO Gas, 13.4 Bcf on the Southern Star Central Gas Pipeline, Inc. (Southern Star Central), 0.03 Bcf on the Panhandle Eastern Pipe Line Company system, and 0.1 BCF on the Postrock system. Some of the Utility’s commercial and industrial customers purchased their own gas with the Utility transporting 17.0 Bcf to them through the Utility’s distribution system.

The fiscal year 2013 peak day sendout of natural gas to Laclede Gas customers, including transportation customers, occurred on January 22, 2013, when the average temperature was 16 degrees Fahrenheit in St. Louis. On that day, Laclede Gas customers consumed 0.766 Bcf of natural gas. About 91% of this peak day demand was met with natural gas transported to St. Louis through the MRT, MO Gas, and Southern Star transportation systems, and the other 9% was met from Laclede Gas' on-system storage and peak shaving resources.

UNDERGROUND NATURAL GAS STORAGE

The Utility has a contractual right to store 23.1 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana, 16.3 Bcf of gas storage in Southern Star Central system storage facilities located in Kansas and Oklahoma, and 1.4 Bcf of firm storage on Panhandle Eastern Pipe Line Company’s system storage. MRT’s tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.2 Bcf from November 16 through May 15. Southern Star Central tariffs allow both injections and withdrawals into storage year round with ratchets that restrict the associated flows dependent upon the underlying inventory level per the contracts.

In addition, the Utility supplements flowing pipeline gas with natural gas withdrawn from its own underground storage field located in St. Louis and St. Charles Counties in Missouri. The field is designed to provide 0.3 Bcf of natural gas withdrawals on a peak day and annual withdrawals of approximately 4.0 Bcf of gas based on the inventory level that Laclede plans to maintain.

REGULATORY MATTERS

For details on regulatory matters, see the Regulatory and Other Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 36 of this Form 10-K.

OTHER PERTINENT MATTERS

The Utility's business has monopoly characteristics in that it is the only distributor of natural gas within its franchised service areas. The principal competition are the local electric companies. Other competitors in the Utility's service areas include suppliers of fuel oil, coal, propane, natural gas pipelines which can directly connect to large volume customers, and district steam systems in the downtown areas of both St. Louis and Kansas City.

The Utility’s residential, commercial, and small industrial markets represent approximately 85% of the Utility's operating revenue. Given the current level of natural gas supply and market conditions, the Utility believes that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In new multi-family and commercial rental markets, the Utility's competitive exposure is presently limited to space and water heating applications. Certain alternative heating systems can be cost competitive in traditional markets.

Coal is price competitive as a fuel source for very large boiler plant loads, but environmental requirements for coal have shifted the economic advantage to natural gas. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage, thus limiting their competitiveness. In certain cases, district steam has been competitive with gas for downtown St. Louis and Kansas City area heating users. The Utility offers gas transportation service to its large user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which the Utility would have received under its regular sales rates.

*****
The Utility is subject to various environmental laws and regulations that, to date, have not materially affected the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 16 of the Notes to Consolidated Financial Statements.

*****

Laclede Gas has labor agreements with Locals 884, 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (Union), which represent approximately 67% of Laclede Gas’ employees. The agreements with Locals 11-6 and 11-194 will expire at midnight on July 31, 2014. Laclede Gas and Local 884 have a labor agreement that expires on midnight on July 31, 2015.

MGE has labor agreements with Locals 12561, 14228 and 11-267 of the United Steelworkers (Union), which represents 26% of Missouri Gas Energy employees; Gasworkers Metal Trades Local 781 of the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada, A.F. of L. - C.I.O. (Union) which represents approximately 34% of Missouri Gas Energy employees; and Local 53 of the International Brotherhood of Electrical Workers (Union) which represents approximately 13% of Missouri Gas Energy employees. Missouri Gas Energy and Locals 12561, 14228, and 11-267, 781, and 53 have labor agreements that will expire at 11:59 p.m. on April 30, 2014.

*****

The business of the Utility is subject to seasonal fluctuations with the peak period occurring in the winter season.

*****
Revenues, therms sold and transported, and customers of the Utility for the last three fiscal years are as follows (before intersegment eliminations):

Gas Utility Operating Revenues
(Thousands)	2013*	2012	2011
Residential	$556,818	$487,529	$584,788
Commercial & Industrial	184,101	161,866	202,017
Interruptible	3,524	2,105	3,659
Transportation	15,293	14,094	14,426
Off-System and Capacity Release	90,188	92,477	100,225
Other	7,838	6,580	8,075
Total	$857,762	$764,651	$913,190
Gas Utility Therms Sold and Transported
(Thousands)	2013*	2012	2011
Residential	496,623	385,317	497,171
Commercial & Industrial	229,562	183,536	228,080
Interruptible	3,149	3,013	5,098
Transportation	160,411	146,117	155,067
System Therms Sold and Transported	889,745	717,983	885,416
Off-System	229,358	314,473	223,000
Total Therms Sold and Transported	1,119,103	1,032,456	1,108,416
Gas Utility Customers (End of Period)
	2013*	2012	2011
Residential	1,027,556	588,061	584,926
Commercial & Industrial	99,960	39,741	39,995
Interruptible	17	15	15
Transportation	1,003	140	141
Total Customers	1,128,536	627,957	625,077

*Includes MGE for the month of September 2013, and for the end of the period.

*****

The Utility has franchises in nearly all of the 236 Missouri communities where it provides service with terms varying from five years to an indefinite duration. Generally, a franchise allows the Utility, among other things, to install pipes and construct other facilities in the community. Certain franchise agreements have expired, including Clayton (in 2008), St. Charles County (in 2013), North Kansas City (in 2013), Cameron (in 2013), and Riverside (in 2013) and since that time the Utility has continued to provide service in those communities without formal franchises. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of the Utility's current public utility business in the State of Missouri.

Gas Marketing

LER is engaged in the marketing of natural gas and providing energy services to both on-system utility transportation customers and customers outside of the Utility’s traditional service area. During fiscal year 2013, LER utilized 12 interstate pipelines and 93 suppliers to market natural gas to its customers primarily in the Midwest. LER served more than 205 retail customers and 100 wholesale customers. Through its retail operations, LER offers natural gas marketing services to large industrial customers, while its wholesale business consists of buying and selling natural gas to other marketers, producers, utilities, power generators, pipelines, and municipalities. Wholesale activities currently represent a large majority of LER’s total business. LER also serves power plants that use natural gas to generate electricity.

In the course of its business, LER enters into agreements to purchase natural gas at a future date in order to lock up supply to cover future sales commitments to its customers. To secure access to the markets it serves, LER contracts for transportation capacity on pipelines. During fiscal year 2013, LER had several long-term transportation contracts that came up for renewal and was able to lower its overall transportation costs through renegotiation of contracts at lower rates. In addition, LER further reduced its costs by allowing certain transportation contracts to lapse. To provide additional operational flexibility, LER enters into park and loan transactions with pipeline companies, whereby it pays a fee to deliver natural gas to the pipeline that is redelivered to LER at a future date, at which time LER sells the natural gas to a third party. Furthermore, beginning in August 2013, LER contracted for storage capacity in northeastern Louisiana under a long-term agreement to meet the future needs of the growing gas-fired power generation market.

Historically, LER’s business has been primarily comprised of physically settled sales of natural gas to its wholesale and retail customers, whereby LER purchased natural gas at one location and transported it on its pipeline capacity to a higher-priced location. In order to transport gas on pipelines, LER incurred fuel and commodity charges on each of the movements from one location to another. As a result of new pipeline infrastructure and an abundance of natural gas supply, regional price differences have narrowed and overall price volatility has been reduced.  This reduction in regional price differentials allows LER to satisfy its commitments without incurring fuel costs to transport natural gas to a different location. As a result, LER cannot be certain that all of its wholesale purchase and sale transactions will settle physically, so many transactions entered into in fiscal year 2013 are designated as trading activities for financial reporting purposes.  Results of operations from trading activities are reported on a net basis in Gas Marketing Operating Revenues.  This presentation has no effect on operating income or net income.

LER’s strategy is to leverage its market expertise and risk management skills to manage and optimize the value of its portfolio of commodity, transportation, park and loan, and storage contracts while controlling costs and acting on new marketplace opportunities. LER was profitable in fiscal year 2013, despite a challenging market.

Looking forward, market conditions continue to be challenging with low market volatility and historically small price differentials between geographic regions which drive transportation values and also seasonal spreads which drive storage and park and loan values.

OTHER

Laclede Pipeline Company, a wholly owned subsidiary, operates a propane pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction. This pipeline connects the propane storage and vaporization facilities of the Utility to third-party propane supply terminal facilities located in Illinois, which allows the Utility to receive propane that is vaporized to supplement its natural gas supply and meet peak demands on its distribution system. Laclede Pipeline Company also provides transportation services to third parties.

Other also includes Laclede Group’s subsidiaries that are engaged in, among other activities, oil production, real estate development, compression of natural gas, and financial investments in other enterprises. These operations are conducted through seven subsidiaries. The Other category also includes the Utility’s non-regulated propane services business which involves providing propane-related services and storage to third parties and its affiliate, Laclede Pipeline Company. Beginning July 1, 2013, propane-related services are included within Gas Utility operations pursuant to the Utility's new rate case.

Item 1A. Risk Factors

Laclede Group’s business and financial results are subject to a number of risks and uncertainties, including those set forth below. The risks described below are those the Company considers to be material. When considering any investment in Laclede Group securities, investors should carefully consider the following information, as well as information contained in the caption "Forward-Looking Statements," Item 7A, and other documents Laclede files with the SEC. This list is not exhaustive, and Laclede Group's management places no priority or likelihood based on the risk descriptions, order of presentation or grouping by subsidiary.

RISKS AND UNCERTAINTIES THAT RELATE TO THE BUSINESS AND FINANCIAL RESULTS OF LACLEDE GROUP AND ITS SUBSIDIARIES

As a holding company, Laclede Group depends on its operating subsidiaries to meet its financial obligations.

Laclede Group is a holding company with no significant assets other than the stock of its operating subsidiaries and cash investments. Laclede Group, and the Utility prior to Laclede Group’s formation, have paid dividends continuously since 1946. However, Laclede Group relies exclusively on dividends from its subsidiaries, on intercompany loans from its non-utility subsidiaries, and on the repayments of principal and interest from intercompany loans made to its subsidiaries for its cash flows. Laclede Group’s ability to pay dividends to its shareholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments.

A downgrade in Laclede Group’s credit ratings may negatively affect its ability to access capital.

Currently, Laclede Group has investment grade credit ratings, which are subject to review and change by the rating agencies. Laclede Group has working capital lines of credit to meet the short-term liquidity needs of its subsidiaries. If the rating agencies lowered Laclede Group’s credit rating, particularly below investment grade, it might significantly limit its ability to secure new or additional credit facilities and would increase its costs of borrowing. Laclede Group’s ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on its subsidiaries’ ability to execute their operating strategies. In the fourth quarter of 2013, Standard & Poor’s and Fitch Ratings each lowered their ratings of Laclede Group by one notch to A- and BBB+, respectively. There are no implications of this downgrade on our corporate funding ability or our ability to access the capital markets, nor does this downgrade trigger any collateralization requirements under our corporate guarantees. There is no assurance that such credit ratings will be issued or remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. For additional credit rating information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Liquidity and Capital Resources.”

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

Over the last several years, Laclede Group and its subsidiaries have implemented a variety of technological tools including both Company-owned information technology and technological services provided by outside parties. In fiscal year 2013, the Company completed its implementation of a Company-wide enterprise resource planning (ERP) system. These tools and systems support critical functions including the Company’s integrated planning, scheduling and dispatching of field resources, its automated meter reading system, customer care and billing, procurement and accounts payable, operational plant logistics, management reporting, and external financial reporting. The failure of these or other similarly important technologies, or the Company’s inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and adversely impact its financial condition and results of operations. Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance that these efforts to date would protect against all potential issues related to the loss of any such technologies or their use.

Furthermore, the Company is subject to cyber-security risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by the Company in the normal course of business, as well as breaches in the technology that manages natural gas distribution operations and other business processes. A loss of confidential or proprietary data or security breaches of other technology business tools could adversely affect the Company’s reputation, diminish customer confidence, disrupt operations, and subject the Company to possible financial liability, any of which could have a material affect on the Company’s financial condition and results of operations. The Company closely monitors both preventive and detective measures to manage these risks and maintains cyber risk insurance to mitigate a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these cyber events is not fully covered by insurance, it could adversely affect the Company’s financial condition and results of operations.

The Company has also completed the acquisition of the assets and liabilities of MGE in Kansas City. Through fiscal 2015, the Utility will be integrating MGE’s data into Laclede’s systems. During this time the Utility will also be evaluating the security controls both process and tool based in place at MGE.

Resources expended to pursue business acquisitions, investments or other business arrangements may adversely affect Laclede Group’s financial position and results of operations and return on investments made may not meet expectations.

From time to time, Laclede Group may seek to grow through strategic acquisitions, investments or other business arrangements, including the Missouri Gas Energy transaction completed in fiscal year 2013. Attractive acquisition candidates may be difficult to acquire on economically acceptable terms. It is possible for Laclede Group to expend considerable resources pursuing an acquisition candidate, but for a variety of reasons such as changes in economic conditions, changes in the acquisition candidate’s business or concerns arising out of due diligence review, decide not to consummate a definitive transaction. To the extent that acquisitions are made, such acquisitions involve a number of risks, including but not limited to, the assumption of material liabilities, the diversion of management’s attention from daily operations to the integration of the acquisition, difficulties in assimilation and retention of employees, securing adequate capital to support the transaction, and regulatory approval. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial synergies expected to result from an acquisition do not develop. The failure to complete an acquisition successfully, or to integrate future acquisitions that it may choose to undertake could have an adverse effect on its financial condition, results of operations and the market’s perception of the Company’s execution of its strategy.

In order to manage and diversify the risks of certain development projects, Laclede Group may use partnerships or other investments. Such business arrangements may limit Laclede Group’s ability to fully direct the management and policies of the business relationship. These arrangements may cause additional risks such as operating agreements limiting Laclede Group's control or Laclede Group's ability to appropriately value the business drivers or assets of the business arrangement. While Laclede Group would pursue strategies to mitigate these risks and enforce its interests, these risks may adversely impact the projects and Laclede Group’s financial condition, results of operations and cash flows.

Changes in accounting standards may adversely impact the Utility's financial condition and results of operations.

Laclede group is subject to changes in U.S. Generally Accepted Accounting Principles (GAAP), SEC regulations and other interpretations of financial reporting requirements for public utilities.  The company has no control over the impact these changes may have on our financial condition or results of operations nor the timing of such changes. The potential issues associated with rate-regulated accounting, along with other potential changes considered by U.S. Financial Accounting Standards Board continues to consider various changes to U.S. GAAP may be significant.

RISKS RELATED TO THE COMPANY'S ACQUISITION OF MISSOURI GAS ENERGY (MGE) ASSETS AND LIABILITIES AS WELL AS THE ACQUISITION AGREEMENTS WITH SOUTHERN UNION COMPANY AND ALGONQUIN POWER & UTILITIES CORP REGARDING NEW ENGLAND GAS ASSETS AND LIABILITIES.

The New England Gas (NEG) transaction may not be completed or may be approved subject to unfavorable regulatory conditions, which could adversely affect anticipated benefits and/or Laclede Group's business, financial condition, results of operations and/or stock price.

On December 14, 2012, Laclede Group, through a wholly owned subsidiary, Plaza Massachusetts Acquisition, Inc. (Plaza Massachusetts), entered into an acquisition agreement to acquire from Southern Union Company (SUG) substantially all of the assets and liabilities of New England Gas Company (NEG). On February 11, 2013, the Company entered into an agreement with Algonquin Power & Utilities Corp. (APUC) that will allow an APUC subsidiary, through its acquisition of the stock of Plaza Massachusetts, to acquire the Company's rights to purchase the assets of NEG, subject to certain approvals and conditions. In order to close the NEG transaction, approval by the Massachusetts Department of Public Utilities (MDPU) of the acquisition of the assets of NEG by the APUC subsidiary must be received.

The sale of NEG to APUC is still pending before the MDPU. The acquisition agreement contains certain termination rights for both the Company and SUG, including, among others, the right to terminate if the transaction is not completed by October 14, 2013 (subject to up to four 30-day extensions under certain circumstances related to obtaining required regulatory approvals). The Company and SUG have agreed to extend the NEG purchase agreement twice until December 14, 2013 to enable the MDPU to complete its review process. Nonetheless, there can be no assurance that APUC will be able to satisfy all of the required conditions on or before the end of the extension periods. The Company's agreement to acquire NEG remains in effect if APUC cannot satisfy the conditions for closing before the expiration of the extension periods.

The pending transaction with APUC and SUG for the NEG assets subjects Laclede Group to a number of additional risks, including the following:

•	the Company’s estimate of the costs to complete the sale of NEG may vary significantly from actual results;

•
both before and after the sale of NEG to APUC, the attention of management may be diverted to the closing of the sale of NEG rather than to current operations, the integration of MGE or the pursuit of other opportunities that could be beneficial to the Company;

•	the potential loss of key employees of the Company or of NEG who may be uncertain about their future roles if and when the NEG sale is completed; and

•	the trading price of Laclede Group’s common stock may decline to the extent that the current market price reflects a market assumption that the transaction will be completed.

The occurrence of any of these events individually or in combination could have a material adverse effect on the Company's business, financial condition or results of operations or the trading price of its common stock.

On August 13, 2013, the Utility issued debt in the aggregate principal amount of $450 million to provide permanent financing for the acquisition of MGE and, as a result, the Company is subject to risks related to a higher level of indebtedness.

In connection with the MGE acquisition, the Utility incurred additional debt to pay a portion of the acquisition cost and transaction expenses. The Utility's total indebtedness as of September 30, 2013 was $1,011 million (including $121 million of short-term borrowings and $890 million of long-term debt).

The Utility’s debt service obligations with respect to this increased indebtedness could have an adverse impact on its earnings and cash flows (which after the acquisition include the earnings and cash flows of MGE) for as long as the indebtedness is outstanding.

Among other risks, the increase in indebtedness may:

•	make it more difficult for Laclede Group to pay or refinance its debts as they become due during adverse economic and industry conditions;

•
limit the Company’s flexibility to pursue other strategic opportunities or react to changes in its business and the industry in which it operates and, consequently, place it at a competitive disadvantage to competitors with less debt;

•
require an increased portion of the Company’s cash flows from operations of Laclede Group and the Utility to be used for debt service payments, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, dividend payments and other general corporate purposes;

•
result in a downgrade in the credit rating of Laclede Group’s or the Utility's indebtedness, which could limit their ability to borrow additional funds or increase the interest rates applicable to their indebtedness;

•	result in higher interest expense in the event of an increase in market interest rates for both long-term debt and short-term commercial paper or bank loans at variable rates;

•	reduce the amount of credit available to support hedging activities; and

•	require that additional terms, conditions or covenants be placed on the Company.

Based upon current levels of operations, the Utility expects to be able to generate sufficient cash through earnings on a consolidated basis or through refinancing to make all of the principal and interest payments when such payments are due under its existing credit agreements, indentures and other instruments governing its outstanding indebtedness; but there can be no assurance that the Utility will be able to repay or refinance such borrowings and obligations in future periods.

In addition, in order to maintain investment-grade credit ratings, Laclede Group may consider it appropriate to reduce the amount of indebtedness outstanding following the acquisitions. This may be accomplished in several ways, including issuing additional shares of common stock or securities convertible into shares of common stock, reducing discretionary uses of cash or a combination of these and other measures. Issuances of additional shares of common stock or securities convertible into shares of common stock would have the effect of diluting the ownership percentage that shareholders hold in the combined company, increase the Company’s dividend payment obligations and might reduce the reported earnings per share.

The acquisition of MGE and associated costs and integration efforts may adversely affect the Company's business, financial condition or results of operations, which may negatively affect the market price of Laclede Group's common shares.

While management currently anticipates that the acquisition of MGE will be accretive to the Utility's net economic earnings in fiscal year 2014, and thereafter, this expectation is based on preliminary estimates which may materially change. Laclede Group may encounter additional transaction and integration-related costs, may fail to realize all of the anticipated synergies and benefits of the acquisitions or be subject to other factors that affect those preliminary estimates.
The process of integrating the operations of MGE could cause an interruption of, or loss of momentum in, the activities of one or more of those businesses and the possible loss of key personnel. Integration could take longer than anticipated and could result in inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements. The diversion of management's attention and any delays or difficulties encountered in connection with the transaction and the integration of the companies' operations could have an adverse effect on the business, results of operations, financial condition or prospects of Laclede Group after the acquisitions are ultimately consummated.

The Company expects to incur costs associated with integrating the operations of the utilities, and management’s estimate of the costs and the operating performance after the transaction closes may vary significantly from actual results. In accordance with the Unanimous Stipulation and Agreement, the Utility may amortize and recover certain transition costs in future rate case proceedings subject to review of other parties’ and the Missouri Public Service Commission’s (MoPSC or Commission) approval of the Company’s quantification of such cost. Potential differences regarding these quantifications may impact the Company’s financial results. Additional unanticipated costs may be incurred in the integration of the businesses.

Any of these factors could cause a decrease in the price of Laclede Group's common shares.

The acquisition of MGE may not achieve its intended results, including anticipated synergies and cost savings.

Although we expect that the acquisition of MGE will result in various benefits, including a significant amount of synergies, cost savings and other financial and operational benefits, there can be no assurance regarding when or the extent to which we will be able to realize these synergies, cost savings or other benefits. Achieving the anticipated benefits, including synergies and cost savings, is subject to a number of uncertainties, including whether the assets acquired can be operated in the manner we intend. Events outside of our control, including but not limited to regulatory changes or developments, could also adversely affect our ability to realize the anticipated benefits from the MGE acquisition.

Thus the integration of MGE may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the acquired assets will perform in accordance with our expectations or that our expectations with respect to integration, synergies or cost savings as a result of the MGE acquisition will materialize. In addition, our anticipated costs to achieve the integration of MGE may differ significantly from our current estimates. The integration may place an additional burden on our management and internal resources, and the diversion of management’s attention during the integration process could have an adverse effect on our business, financial condition and expected operating results.

We are dependent on ETE and SUG for certain transitional services for MGE to be provided pursuant to a continuing services agreement. The failure of ETE or SUG to perform its obligations under this agreement could adversely affect our business, financial results and financial condition.

We are initially dependent upon ETE and SUG to continue to provide certain shared services and business support functions in areas such as technology and human resources for a period of time after the close of the acquisition to facilitate the integration of MGE. The terms of these arrangements are governed by a continuing services agreement. If ETE or SUG fails to perform its obligations under the continuing services agreement, we may not be able to perform such services or obtain such services from third parties on favorable terms or at all. In addition, upon termination of the continuing services agreement, if we are unable to perform such services or obtain such services from third parties, it could adversely affect our business, financial results and financial condition.

In connection with the MGE acquisition, the Utility recorded goodwill and long-lived assets that could become impaired and adversely affect its financial condition and results of operations.

Laclede Group will assess goodwill for impairment annually or more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company assesses its long-lived assets for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent the value of goodwill or long-lived assets becomes impaired, the Company may be required to incur impairment charges that could have a material impact on its results of operations. No impairment of long-lived assets was recorded during 2013.

Since interest rates are a key component, among other assumptions, in the models used to estimate the fair values of our reporting units, as interest rates rise, the calculated fair values decrease and future impairments may occur. Due to the subjectivity of the assumptions and estimates underlying the impairment analysis, Laclede Group cannot provide assurance that future analyses will not result in impairment. These assumptions and estimates include projected cash flows, current and future rates for contracted capacity, growth rates, weighted average cost of capital and market multiples. For additional information, see Item 7, “Critical Accounting Policies.”

RISKS THAT RELATE TO THE GAS UTILITY DISTRIBUTION SEGMENT

Regulation of the Utility business may impact rates it is able to charge, costs, and profitability.

The Missouri Public Service Commission (MoPSC or Commission) regulates many aspects of the Utility’s distribution operations, including construction and maintenance of facilities, operations, safety, the rates that the Utility may charge customers, the terms of service to its customers, transactions with its affiliates, and the rate of return that it is allowed to realize; as well as the accounting treatment for certain aspects of its operations. For further discussion of these accounting matters, see Critical Accounting Policies pertaining to the Utility operations, beginning on page 34. The Utility's ability to obtain and timely implement rate increases and rate supplements to maintain the current rate of return depends upon regulatory discretion. There can be no assurance that it will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return. Furthermore, in accordance with the Unanimous Stipulation and Agreement, the Utility will not file a general rate case, other than the currently pending MGE rate case, for non-gas costs prior to October 1, 2015 unless a significant, unusual event impacts any of its operations. The first general rate case filed after October 1, 2015, requires that it be for both Laclede Gas and MGE.

The Utility could incur additional costs if required to adjust to new laws or regulations, revisions to existing laws or regulations or changes in interpretations of existing laws or regulations such as the Dodd-Frank Act. In addition, as the regulatory environment for the natural gas industry increases in complexity, the risk of inadvertent noncompliance could also increase. If the Utility fails to comply with applicable laws and regulations, whether existing or new, it could be subject to fines, penalties or other enforcement action by the authorities that regulate its operations.

The Utility is involved in legal or administrative proceedings before various courts and governmental bodies that could adversely affect our results of operations, cash flows and financial condition.

The Utility is involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, environmental issues, gas cost prudence reviews and other matters. Adverse decisions regarding these matters, to the extent they require the Utility to make payments in excess of amounts provided for in our financial statements, or to the extent they are not covered by insurance, could adversely affect the Utility's results of operations, cash flows and financial condition.

The Utility's liquidity may be adversely affected by delays in recovery of its costs, due to regulation.

In the normal course of business, there may be a lag between when the Utility incurs increases in certain of its costs and the time in which those costs are considered for recovery in the ratemaking process. Cash requirements for increased operating costs, increased funding levels of defined benefit pension and postretirement costs, capital expenditures, and other increases in the costs of doing business may require outlays of cash prior to the authorization of increases in rates charged to customers, as approved by the MoPSC. Accordingly, the Utility’s liquidity may be adversely impacted to the extent higher costs are not timely recovered from its customers. In accordance with the Unanimous Stipulation and Agreement, the Utility will not file a general rate case for non-gas costs prior to October 1, 2015 unless a significant, unusual event impacts any of its operations. The first general rate case filed after October 1, 2015, is required to be for both Laclede Gas and MGE.

The Utility's ability to meet its customers’ natural gas requirements may be impaired if contracted gas supplies, interstate pipeline and/or storage services are not available or delivered in a timely manner.

In order to meet its customers’ annual and seasonal natural gas demands, the Utility must obtain sufficient supplies, interstate pipeline capacity, and storage capacity. If it is unable to obtain these, either from its suppliers’ inability to deliver the contracted commodity or the inability to secure replacement quantities, the Utility's financial condition and results of operations may be adversely impacted. If a substantial disruption in interstate natural gas pipelines’ transmission and storage capacity were to occur during periods of heavy demand, the Utility’s financial results could be adversely impacted.

The Utility's liquidity and, in certain circumstances, its results of operations may be adversely affected by the cost of purchasing natural gas during periods in which natural gas prices are rising significantly.

Laclede Gas’ and MGE's tariff rate schedules contain Purchased Gas Adjustment (PGA) Clauses that permit it to file for rate adjustments to recover the cost of purchased gas. Changes in the cost of purchased gas are flowed through to customers and may affect uncollectible amounts and cash flows and can therefore impact the amount of capital resources. Currently, Laclede Gas and MGE are allowed to adjust the gas cost component of their rates up to four times each year. The Utility must make a mandatory gas cost adjustment at the beginning of the winter, in November, and during the next twelve months it may make up to three additional discretionary gas cost adjustments, so long as each of these adjustments is separated by at least two months.

The MoPSC typically approves the Utility’s PGA changes on an interim basis, subject to refund and the outcome of a subsequent audit and prudence review. Due to such review process, there is a risk of a disallowance of full recovery of these costs. Any material disallowance of purchased gas costs would adversely affect revenues. Increases in the prices the Utility charges for gas may also adversely affect revenues because they could lead customers to reduce usage and cause some customers to have trouble paying the resulting higher bills. These higher prices may increase bad debt expenses and ultimately reduce earnings. The Utility has used short-term borrowings in the past to finance storage inventories and purchased gas costs, and expects to do so in the future. Rapid increases in the price of purchased gas may result in an increase in short-term debt.

To lower financial exposure to commodity price fluctuations, the Utility enters into contracts to hedge the forward commodity price of its natural gas supplies. As part of this strategy, the Utility may use fixed-price, forward, physical purchase contracts, swaps, futures, and option contracts. However, the Utility does not hedge the entire exposure of energy assets or positions to market price volatility, and the coverage will vary over time. Any costs, gains, or losses experienced through hedging procedures, including carrying costs, generally flow through the PGA Clause, thereby limiting the Utility’s exposure to earnings volatility. However, variations in the timing of collections of such gas costs under the PGA Clause and the effect of cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments may cause short-term cash requirements to vary. These procedures remain subject to prudence review by the MoPSC.

The Utility may be adversely affected by economic conditions.

Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect the Utility's revenues and cash flows or restrict its future growth. Economic conditions in its service territory may also adversely impact the Utility’s ability to collect its accounts receivable resulting in an increase in bad debt expenses.

The Utility is dependent on bank lines of credit and continued access to capital markets to successfully execute its operating strategies.

In addition to longer-term debt that is issued by the Utility under its mortgage and deed of trust dated February 1, 1945, the Utility has relied, and continues to rely, upon shorter term borrowings or commercial paper supported by bank lines of credit to finance the execution of a portion of its operating strategies. The Utility is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The availability and cost of these credit sources is cyclical and these capital sources may not remain available to the Utility, or it may not be able to obtain funds at a reasonable cost in the future. the Utility's ability to borrow under its existing lines of credit depends on its compliance with the Utility’s obligations under the lines of credit. If the Utility were to breach any of the financial or other covenants under these agreements, its debt repayment obligations under them could be accelerated. The Utility's ability to issue commercial paper supported by its lines of credit, to issue long-term bonds, or to obtain new lines of credit also depends on current conditions in the credit markets. The Utility’s access to funds under committed short-term credit facilities, which are currently provided by a number of banks, is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Disruptions in the bank or capital financing markets as a result of economic uncertainty, changing or increased regulation of the financial sector, or failure of major financial institutions could adversely affect the Utility’s access to capital and negatively impact its ability to run its business and make strategic investments.

A downgrade in the Utility’s credit rating may negatively affect its ability to access capital.

Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings from time to time implement new requirements for various ratings levels. To maintain its current credit ratings in light of any new requirements, the Utility may find it necessary to take steps to change its business plans in ways that may affect its results of operations. The Utility’s credit ratings remain at investment grade, but are subject to review and change by the rating agencies. If the rating agencies lowered the Utility’s ratings, particularly below investment grade, it could significantly limit its ability to secure new or additional credit facilities and would increase its costs of borrowing. In addition, the Utility would likely be required to pay a higher interest rate in future long-term financings and the Utility’s potential pool of investors and funding sources would likely decrease. The Utility's ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on its ability to execute operating strategies.

Numerous environmental laws and regulations may require significant expenditures or increase operating costs.

The Utility is subject to federal, state and local environmental laws and regulations affecting many aspects of its present and future operations. These laws and regulations require the Utility to obtain and comply with a wide variety of environmental licenses, permits, inspections, and approvals. Failure to comply with these laws and regulations and failure to obtain any required permits and licenses may result in costs to the Utility in the form of fines, penalties or business interruptions, which may be material. In addition, existing environmental laws and regulations could be revised or reinterpreted and/or new laws and regulations could be adopted or become applicable to the Utility or its facilities, thereby impacting the Utility’s cost of compliance. The discovery of presently unknown environmental conditions, including former manufactured gas plant sites, and claims against the Utility under environmental laws and regulations may result in expenditures and liabilities, which could be material. To the extent environmental compliance costs are not fully covered by insurance or recovered in rates from the Utility’s customers, those costs may have an adverse effect on the Utility's financial condition and results of operations.

The Utility is subject to pipeline safety and system integrity laws and regulations that may require significant expenditures or significant increases in operating costs.

Such laws and regulations affect various aspects of the Utility's present and future operations. These laws and regulations require the Utility to maintain pipeline safety and system integrity by identifying and reducing pipeline risks. Compliance with these laws and regulations, or future changes in these laws and regulations, may result in increased capital, operating and other costs which may not be recoverable in a timely manner from customers in rates.

Failure to comply may result in fines, penalties, or injunctive measures that would not be recoverable from customers in rates and could result in a material effect on the Utility's financial condition and results of operations.

Transporting, distributing, and storing natural gas and transporting and storing propane involves numerous risks that may result in accidents and other operating risks and costs.

There are inherent in gas distribution activities a variety of hazards and operations risks, such as leaks, accidental explosions, including third party damages, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to the Utility. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. Similar risks also exist for the Utility's propane storage and transmission operations. These activities may subject the Utility to litigation or administrative proceedings from time to time. Such litigation or proceedings could result in substantial monetary judgments, fines, or penalties against the Utility or be resolved on unfavorable terms. In accordance with customary industry practices, the Utility maintains insurance against a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these events is not fully covered by insurance, it could adversely affect the Utility’s financial condition and results of operations.

Changes in the wholesale costs of purchased natural gas supplies may adversely impact the Utility’s competitive position compared with alternative energy sources.

The Utility is the only distributor of natural gas within its franchised service area. Nevertheless, the changes in wholesale natural gas prices compared with prices for electricity, fuel oil, coal, propane, or other energy sources may affect the Utility’s retention of natural gas customers and adversely impact its financial condition and results of operations.

Significantly warmer-than-normal weather conditions, the effects of global warming and climate change, and other factors that influence customer usage may affect the Utility’s sale of heating energy and adversely impact its financial position and results of operations.

The Utility's earnings are primarily generated by the sale of heating energy. The Utility has weather mitigation rate designs, approved by the MoPSC, which provide better assurance of the recovery of the Utility’s fixed costs and margins during winter months despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.
However, significantly warmer-than-normal weather conditions in the Utility’s service area and other factors, such as global warming, climate change and alternative energy sources, may result in reduced profitability and decreased cash flows attributable to lower gas sales. Furthermore, continuation of the weather mitigation rate design at Laclede Gas or the straight fixed variable rate design at MGE are subject to regulatory discretion. In addition, the promulgation of regulations by the U.S. Environmental Protection Agency or the potential enactment of Congressional legislation addressing global warming and climate change may result in future additional compliance costs that could impact the Utility’s financial condition and results of operations.

Regional supply/demand fluctuations and changes in national pipeline infrastructure, as well as regulatory discretion, may adversely affect the Utility's ability to profit from off-system sales and capacity release.

The Utility's income from off-system sales and capacity release is subject to fluctuations in market conditions and changing supply and demand conditions in areas the Utility holds pipeline capacity rights. Specific factors impacting the Utility’s income from off-system sales and capacity release include the availability of attractively-priced natural gas supply, availability of pipeline capacity, and market demand. Income from off-system sales and capacity release is shared with customers. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. In accordance with the MoPSC agreement to suspend the procedural schedule in Laclede Gas’ base rate proceeding, the Utility deferred, until fiscal year 2017, its ability to retain 15% of the first $2 million. MGE is allowed to retain 15% to 25% of the first $3.6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $3.6 million annually. The Utility’s ability to retain such income in the future is subject to regulatory discretion in a base rate proceeding.

Workforce risks may affect the Utility's financial results.

The Utility is subject to various workforce risks, including, but not limited to, the risk that it will be unable to attract and retain qualified personnel; that it will be unable to effectively transfer the knowledge and expertise of an aging workforce to new personnel as those workers retire; and that it will be unable to reach collective bargaining arrangements with the unions that represent certain of its workers, which could result in work stoppages.

Catastrophic events may adversely affect the Utility's facilities and operations.

Catastrophic events such as fires, earthquakes, explosions, floods, tornados, terrorist acts, or other similar occurrences could adversely affect the Utility's facilities and operations. The Utility has emergency planning and training programs in place to respond to events that could cause business interruptions. However, unanticipated events or a combination of events, failure in resources needed to respond to events, or slow or inadequate response to events may have an adverse impact on the Utility’s operations, financial condition, and results of operations. The availability of insurance covering catastrophic events may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms.

RISKS THAT RELATE TO THE GAS MARKETING SEGMENT

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

LER could incur additional costs to comply with new laws and regulations, such as the Dodd-Frank Act. In addition, as the regulatory environment for the natural gas industry increases in complexity, the risk of inadvertent noncompliance could also increase. If LER fails to comply with applicable laws and regulations, whether existing or new ones, it could be subject to fines, penalties or other enforcement action by the authorities that regulate its operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal properties of the Utility consist of more than 30,000 miles of gas main and related service pipes, meters, and regulators. Other physical properties include regional service centers and related buildings. Extensive underground natural gas and propane storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of the Utility's utility plant is subject to the liens of its mortgage.

All of the properties of the Utility are held in fee, or by easement, or under lease agreements. The principal lease agreements include underground storage rights that are of indefinite duration, the downtown St. Louis office building and MGE's Kansas City, Missouri office building. The current lease on the downtown St. Louis office building extends through February 2015 with the option to renew for a term of five additional years. The current lease on MGE's Kansas City office lease extends through November 30, 2015 with the option to renew for four additional terms of five years each.

For further information on the Utility’s leases see Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Other properties of Laclede Group, including LER, do not constitute a significant portion of its properties.

Item 3. Legal Proceedings

For a description of environmental matters, see Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements. For a description of pending regulatory matters of Laclede Group, see the Regulatory and Other Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 36.

Laclede Group and its subsidiaries are involved in litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes the final outcome will not have a material effect on the consolidated financial position or results of operations reflected in the consolidated financial statements presented herein.

EXECUTIVE OFFICERS OF THE REGISTRANT – Listed below are executive officers as defined by the SEC for Laclede Group. Their ages, at September 30, 2013, and positions are listed below along with their business experience during the past five years.

Name, Age, and Position with Company *	Appointed (1)

S. Sitherwood, Age 53

Laclede Group
President and Chief Executive Officer	February 2012
President (2)	September 2011

Laclede Gas
Chairman of the Board and Chief Executive Officer (2)	October 2012
Chairman of the Board, Chief Executive Officer and President	February 2012

S. L. Lindsey, Age 47

Laclede Group
Executive Vice President, Chief Operating Officer, Distribution Operations	October 2012

Laclede Gas
President (3)	October 2012

S. P. Rasche, Age 53

Laclede Group
Senior Vice President, Chief Financial Officer	October 2013
Senior Vice President, Finance and Accounting	May 2012

Laclede Gas
Chief Financial Officer	May 2012
Vice President, Finance (4)	November 2009

M. C. Darrell, Age 55

Laclede Group
Senior Vice President, General Counsel and Chief Compliance Officer	May 2012
General Counsel (5)	May 2004

M. C. Kullman, Age 53

Laclede Group
Senior Vice President, Chief Administrative Officer and Corporate Secretary	May 2012
Chief Governance Officer and Corporate Secretary	February 2004

Laclede Gas
Senior Vice President, Assistant Corporate Secretary	October 2013
Corporate Secretary	May 2012
Chief Governance Officer and Corporate Secretary	February 2004

M. R. Spotanski, Age 53

Laclede Group
Senior Vice President, Chief Integration and Innovation Officer (6)	May 2012

*
The information provided relates to the Company and its principal subsidiaries. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.

(1)	Officers of Laclede are normally reappointed at the Annual Meeting of the Board of Directors in January of each year.

(2)
Ms. Sitherwood served as President of Atlanta Gas Light Company, Chattanooga Gas Company, and Florida City Gas, all of which are subsidiaries of AGL Resources, Inc., from November 2004 to September 2011. During that time, she also served as Senior Vice President of Southern Operations for AGL Resources, Inc. From September 2011 to February 2012, Ms. Sitherwood served as President of The Laclede Group, Inc. and became its President and Chief Executive Officer effective February 1, 2012.

(3)
Mr. Lindsey served as Senior Vice President, Southern Operations of AGL Resources, Inc. and President of its Atlanta Gas Light, Chattanooga Gas and Florida City Gas subsidiaries since December 2011. He also served as Vice President and General Manager of Atlanta Gas Light and Chattanooga Gas from 2005 to 2011.

(4)	Mr. Rasche served as the Chief Financial Officer for TLCVision Corporation from 2004 to May 2009.

(5)	Mr. Darrell previously served as Senior Vice President and General Counsel of Laclede Gas Company since October 2007.

(6)	Mr. Spotanski previously served as Senior Vice President – Operations and Marketing of Laclede Gas Company since October 2007.

Mr. M. D. Waltermire, former Executive Vice President, Chief Financial Officer, retired from the Company and its subsidiaries effective October 1, 2013.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Laclede Group’s common stock trades on The New York Stock Exchange under the symbol “LG.” The high and the low sales price for the common stock for each quarter in the two most recent fiscal years are:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
1st Quarter	$44.04	$37.35	$42.81	$37.23
2nd Quarter	42.89	37.43	43.00	38.58
3rd Quarter	48.50	41.83	40.39	36.53
4th Quarter	47.84	42.84	43.47	39.63

The number of holders of record as of September 30, 2013 was 4,015.

Dividends declared on the common stock for the two most recent fiscal years were:

	Fiscal 2013	Fiscal 2012
1st Quarter	$0.425	$0.415
2nd Quarter	0.425	0.415
3rd Quarter	0.425	0.415
4th Quarter	0.425	0.415

For disclosures related to securities authorized for issuance under equity compensation plans, see Item 12, page 94.

Item 6. Selected Financial Data

The Laclede Group, Inc.

	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2013	2012	2011	2010	2009
Income statement data
Operating Revenues:
Gas Utility	$847,224	$763,447	$913,190	$864,297	$1,053,993
Gas Marketing	165,146	358,145	669,375	858,782	836,865
Other	4,649	3,883	20,742	11,950	4,340
Total Operating Revenues	1,017,019	1,125,475	1,603,307	1,735,029	1,895,198
Operating Expenses:
Gas Utility
Natural and propane gas	433,442	397,304	549,947	519,905	699,984
Other operation and maintenance expenses	180,342	167,351	172,938	169,239	174,360
Depreciation and amortization	48,283	40,739	39,214	37,572	36,751
Taxes, other than income taxes	60,079	53,672	60,752	61,407	68,639
Total Gas Utility Operating Expenses	722,146	659,066	822,851	788,123	979,734
Gas Marketing	176,554	353,283	652,567	836,687	787,056
Other	21,825	2,524	9,642	5,353	3,344
Total Operating Expenses	920,525	1,014,873	1,485,060	1,630,163	1,770,134
Operating Income	96,494	110,602	118,247	104,866	125,064
Other Income and (Income Deductions) - Net	2,444	3,272	177	3,120	1,453
Interest Charges	28,602	24,945	25,417	26,852	29,746
Income Before Income Taxes and Dividends on Laclede Gas Redeemable Preferred Stock	70,336	88,929	93,007	81,134	96,771
Income Tax Expense	17,578	26,289	29,182	27,094	32,509
Dividends on Laclede Gas Redeemable Preferred Stock	—	—	—	—	15
Net Income	$52,758	$62,640	$63,825	$54,040	$64,247
Common stock data
Weighted Average No. of Common Shares Outstanding:
Basic	25,875	22,262	22,099	21,986	21,893
Diluted	25,952	22,340	22,171	22,039	21,960
Basic Earnings Per Share of Common Stock	$2.03	$2.80	$2.87	$2.43	$2.90
Diluted Earnings Per Share of Common Stock	$2.02	$2.79	$2.86	$2.43	$2.89
Dividends Declared Per Share of Common Stock	$1.70	$1.66	$1.62	$1.58	$1.54
Statements of financial position data
Net Utility Plant	1,776,630	1,019,299	928,683	884,084	855,929
Other Property and Investments	313,078	56,814	55,373	54,777	49,034
Total Assets	3,125,386	1,880,262	1,783,082	1,840,196	1,762,018
Current Liabilities	353,178	252,124	231,934	333,924	299,140
Deferred Credits and Other Liabilities	813,214	687,111	613,460	606,397	556,608
Long-Term Debt (less current portion)	912,712	339,416	364,357	364,298	389,240
Cash flow data
Net cash provided by operating activities	163,914	128,101	167,187	106,915	228,753
Net cash used in investing activities	(1,108,299)	(105,404)	(67,007)	(60,773)	(52,254)
Net cash provided by (used in) financing activities	969,909	(38,517)	(143,822)	(33,814)	(116,807)
Consolidated Net Economic Earnings Data (a)
Net Income (GAAP)	$52,758	$62,640	$63,825	$54,040	$64,247
Unrealized loss (gain) on energy-related derivatives	614	(314)	(1,415)	2,125	(3,441)
Lower of cost or market inventory adjustments	868	—	—	—	—
Realized (gain) loss on economic hedges prior to the sale of the physical commodity	(25)	163	—	—	—
Acquisition, divestiture and restructuring activities	10,797	123	—	—	—
Net Economic Earnings (Non-GAAP)	$65,012	$62,612	$62,410	$56,165	$60,806
Diluted Earnings per Share of Common Stock:
Net Income (GAAP)	$2.02	$2.79	$2.86	$2.43	$2.89
Unrealized loss (gain) on energy-related derivatives	0.02	(0.02)	(0.07)	0.09	(0.15)
Lower of cost or market inventory adjustments	0.03	—	—	—	—
Realized loss on economic hedges prior to the sale of the physical commodity	—	0.01	—	—	—
Acquisition, divestiture and restructuring activities	0.42	0.01	—	—	—
Weighted Average Shares Adjustment	0.38	—	—	—	—
Net Economic Earnings (Non-GAAP)	$2.87	$2.79	$2.79	$2.52	$2.74

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE LACLEDE GROUP, INC.

INTRODUCTION

This section analyzes the financial condition and results of operations of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. It includes management’s view of factors that affect its business, explanations of past financial results including changes in earnings and costs from the prior year periods, and their effects on the Company’s overall financial condition and liquidity.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

Overview

Laclede Group’s earnings are primarily derived from its Gas Utility segment, which reflects the regulated activities of Laclede Gas Company (the Utility), Missouri’s largest natural gas distribution company. The Utility is regulated by the Missouri Public Service Commission (MoPSC) and serves the City of St. Louis and eastern Missouri through Laclede Gas and Kansas City and western Missouri through Missouri Gas Energy (MGE). The Utility delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s weather mitigation rate design and MGE's straight fixed variable rate design lessen the impact of weather volatility on its customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of the Utility, Laclede Group’s earnings are typically concentrated in the November through April period, which generally corresponds with the heating season.

On December 14, 2012, Laclede Group, through two wholly owned subsidiaries, Plaza Missouri Acquisition, Inc. (Plaza Missouri) and Plaza Massachusetts Acquisition, Inc. (Plaza Massachusetts), entered into acquisition agreements to acquire from Southern Union Company (SUG) substantially all of the assets and liabilities of MGE and New England Gas Company (NEG). Subsequently, on January 11, 2013, the Company and Plaza Missouri, with consent of SUG, entered into an agreement with the Utility to assign the MGE agreement to the Utility. On February 11, 2013, the Company entered into an agreement with Algonquin Power & Utilities Corp. (APUC) that will allow an APUC subsidiary, through its acquisition of the stock of Plaza Massachusetts, to acquire the Company's rights to purchase the assets of NEG, subject to certain approvals and conditions. In order to close the NEG transaction, approval by the Massachusetts Department of Public Utilities (MDPU) of the acquisition of the assets of NEG by the APUC subsidiary must be received.

On July 2, 2013, the Utility and other parties to the case filed a Unanimous Stipulation and Agreement with the MoPSC that authorized the Utility to complete the acquisition of MGE, subject to certain conditions, including restrictions relative to the timing of filing for general rate increases and reporting requirements. This Unanimous Stipulation and Agreement was approved by the MoPSC on July 17, 2013. Effective September 1, 2013, the Utility closed on the purchase of MGE assets and liabilities.

The sale of NEG to APUC is still pending before the MDPU. The acquisition agreement contains certain termination rights for both the Company and SUG, including, among others, the right to terminate if the transaction is not completed by October 14, 2013 (subject to up to four 30-day extensions under certain circumstances related to obtaining required regulatory approvals). The Company and SUG agreed to extend the NEG purchase agreement until December 14, 2013 to enable the MDPU to complete its review process. Nonetheless, there can be no assurance that APUC will be able to satisfy all of the required conditions on or before the end of the extension periods. The Company's agreement to acquire NEG remains in effect if APUC cannot satisfy the conditions for closing before the expiration of the extension periods.

Laclede Energy Resources, Inc. (LER) is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. LER markets natural gas to both on-system utility transportation customers and customers outside of the Utility’s traditional service territory, including large retail and wholesale customers. LER’s operations and customer base are more subject to fluctuations in market conditions than the Utility. LER entered into a new 10 year contract for 1 Bcf of natural gas storage effective August 1, 2013 and has an additional 1 Bcf storage contracted through January 2014.

On July 3, 2013, the Company announced that Mark D. Waltermire, Laclede Group's Executive Vice President and Chief Financial Officer, would retire effective October 1, 2013, after the end of the current fiscal year. On July 9, 2013, the Company announced that the board of directors named Steven P. Rasche, Senior Vice President of Finance and Accounting, as Laclede Group's Senior Vice President and Chief Financial Officer effective October 1, 2013.

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

•
changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utility’s ability to earn its authorized rate of return in all service territories it serves;

•	the Utility’s ability to access credit markets and maintain working capital sufficient to meet operating requirements;

•	the effect of natural gas price volatility on the business; and,

•	the ability to integrate the operations of all acquisitions.

Gas Marketing Segment:

•	the risks of competition;

•	fluctuations in natural gas prices;

•	new national pipeline infrastructure projects;

•	the ability to procure firm transportation and storage services at reasonable rates;

•	credit and/or capital market access;

•	counterparty risks; and,

•	the effect of natural gas price volatility on the business.

Further information regarding how management seeks to manage these key variables is discussed below.

The Utility provides reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility’s strategy focuses on improving both performance and the ability to recover its authorized distribution costs and rate of return. The Utility’s distribution costs are the essential, primarily fixed, expenditures it must incur to operate and maintain more than 30,000 miles of mains and services comprising its natural gas distribution system and related storage facilities. The Utility’s distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the ratemaking process, and recovery of these types of costs is included in revenues generated through the Utility’s tariff rates, as approved by the MoPSC.

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain the following annual income (shown by legacy company):

Laclede Gas
Pre-tax Income	Customer Share	Company Share
First $2 million	100%	—%
Next $2 million	80%	20%
Next $2 million	75%	25%
Amounts exceeding $6 million	70%	30%

MGE
Pre-tax Income	Customer Share	Company Share
First $1.2 million	85%	15%
Next $1.2 million	80%	20%
Next $1.2 million	75%	25%
Amounts exceeding $3.6 million	70%	30%

Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When the Utility’s service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales. See the Regulatory and Other Matters section on page 36 of this report for additional information on Laclede Gas' off-system sales.

The Utility works actively to reduce the impact of wholesale natural gas price volatility on its costs by strategically structuring its natural gas supply portfolio to increase its gas supply availability and pricing alternatives and through the use of derivative instruments to protect its customers from significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Utility’s Purchased Gas Adjustment (PGA) Clause allows the Utility to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of derivative instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its capital expenditures. The Utility's ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 39 for additional information.

LER provides both on-system Utility transportation customers and customers outside of the Utility's traditional service area with another choice in non-regulated natural gas suppliers. LER utilizes its natural gas supply agreements, transportation agreements, park and loan agreements, storage agreements, and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price and volatility risks associated with providing such services to its customers through the use of a variety of risk management activities, including the use of exchange-traded/cleared derivative instruments and other contractual arrangements. LER is committed to managing commodity price risk, while it seeks to expand the services that it now provides. Nevertheless, income from LER’s operations is more subject to fluctuations in market conditions than the Utility’s operations. LER’s business is directly impacted by the effects of competition in the marketplace, the impacts of new pipeline infrastructure and surplus natural gas supplies on natural gas commodity prices. Management expects that LER's net economic earnings (a non-GAAP measure, as discussed below) will continue to be negatively impacted by the expiration of favorable long-term natural gas supply contracts with the last such contract expiring on September 30, 2013.

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

As a result of new pipeline infrastructure, and an abundance of natural gas supply, regional price differences have narrowed resulting in reduced price volatility. This reduction in regional price differentials presents an opportunity for LER in its transportation capacity to enter into subsequent offsetting purchase or sale transactions at the same location. These arrangements allow LER to satisfy its commitments without incurring fuel costs to transport natural gas to a different location. Thus, LER cannot be certain that all of its wholesale purchase and sale transactions will settle physically. As such, certain transactions entered into in fiscal year 2013 are designated as trading activities for financial reporting purposes, due to their settlement characteristics, rather than elected for normal purchases or normal sales designations under generally accepted accounting principles (GAAP). Results of operations from trading activities are reported on a net basis in Gas Marketing Operating Revenues, which may cause reductions in and/or volatility in the Company’s operating revenues, but has no effect on operating income or net income.

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

EARNINGS

The Laclede Group reports net income and earnings per share determined in accordance with GAAP. Management also uses the non-GAAP measures of net economic earnings and net economic earnings per share when internally evaluating results of operations. These non-GAAP measures exclude from net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions as well as acquisition, divestiture, and restructuring activities. These adjustments include timing differences where the accounting treatment differs from the economic substance of the underlying transaction, including the following:

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

•	Realized gains and losses resulting from the settlement of economic hedges prior to the sale of the physical commodity.

•	Acquisition, divestiture, and restructuring activities, when evaluating on-going performance

These adjustments eliminate the impact of timing differences and the impact of current changes in the fair value of financial and physical transactions prior to their completion and settlement. Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transaction(s) occur. While management uses these non-GAAP measures to evaluate both the Utility and LER, the net effect of adjustments on the Utility’s earnings is minimal because gains or losses on its natural gas derivative instruments are deferred pursuant to its PGA Clause, as authorized by the MoPSC.

Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. When calculating net economic earnings per share, management excludes from the weighted average number of shares the impact of the May 2013 equity issuance, completed relating to the MGE acquisition. Management believes that this presentation provides a useful representation of operating performance by facilitating comparisons of year-over-year results. These internal non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income. Reconciliations of net economic earnings and net economic earnings per share to the Company’s most directly comparable GAAP measures are provided below.

Overview – Net Income (Loss)

(Millions, except per share amounts)	Gas Utility	Gas Marketing	Other	Consolidated	Per Share Amounts**
Year Ended September 30, 2013
Net Income (Loss) (GAAP)	$56.3	$7.6	$(11.1)	$52.8	2.02
Unrealized loss on energy-related derivatives*	0.1	0.4	—	0.5	0.02
Lower of cost or market inventory adjustments*	—	0.9	—	0.9	0.03
Acquisition, divestiture and restructuring activities*	0.3	—	10.5	10.8	0.42
Weighted Average Shares Adjustment**					0.38
Net Economic Earnings (Losses) (Non-GAAP)	$56.7	$8.9	$(0.6)	$65.0	2.87

Year Ended September 30, 2012
Net Income (GAAP)	$48.2	$12.3	$2.1	$62.6	2.79
Unrealized gain on energy-related derivatives*	(0.1)	(0.2)	—	(0.3)	(0.02)
Realized gain on economic hedges prior to the sale of the physical commodity*	—	0.2	—	0.2	0.01
Acquisition, divestiture and restructuring activities*	—	—	0.1	0.1	0.01
Net Economic Earnings (Non-GAAP)	$48.1	$12.3	$2.2	$62.6	2.79

Year Ended September 30, 2011
Net Income (GAAP)	46.9	10.4	6.5	63.8	2.86
Unrealized gain on energy-related derivatives*	—	(1.4)	—	(1.4)	(0.07)
Net Economic Earnings (Non-GAAP)	46.9	9.0	6.5	62.4	2.79

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items. For the fiscal years ended 2013, 2012, and 2011 the net income tax effect included in the reconciling items above was $7.5 million, $0.0 million, and $0.9 million, respectively.

**
Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings (losses) in the GAAP diluted earnings per share calculation. Also, net economic earnings per share exclude the impact of the May 2013 equity offering to fund the pending acquisition of MGE. The weighted-average diluted shares used in the net economic earnings per share calculation for the fiscal year ended September 30, 2013 was 22.5 million compared to 26.0 million in the GAAP EPS calculation.

2013 vs. 2012

Consolidated

Laclede Group’s net income was $52.8 million in fiscal year 2013, including net income of $1.8 million related to MGE, compared with $62.6 million in fiscal year 2012. Basic and diluted earnings per share were $2.03 and $2.02 respectively for fiscal year 2013 compared with basic and diluted earnings per share of $2.80 and $2.79 respectively for fiscal year 2012. Net economic earnings were $65.0 million in fiscal year 2013, compared with $62.6 million in fiscal year 2012. Net economic earnings per share were $2.87 in fiscal year 2013, compared with $2.79 for fiscal year 2012. Earnings decreased in fiscal year 2013 compared to fiscal year 2012 primarily due to acquisition costs incurred during the period recorded in Other partially offset by higher income reported by Gas Utility. Additionally, earnings were impacted by decreased income from the Gas Marketing Segment. The increase is primarily attributed to acquisition related items that are excluded from net economic earnings.

Gas Utility

Gas Utility net income and net economic earnings increased by $8.1 million and $8.6 million, respectively, in 2013, compared with 2012. Of the $8.1 million increase in net income, $1.8 million is attributed to the acquisition of MGE. The remaining increase was primarily due to (on a pre-tax basis) higher operating margin (a non-GAAP measure, as discussed below) of $18.9 million. These benefits were partially offset by higher depreciation and amortization expenses totaling $5.0 million, higher operation and maintenance expenses totaling $4.0 million, and higher interest expense totaling $1.0 million.

Gas Marketing

Gas Marketing reported GAAP earnings totaling $7.6 million, a decrease of $4.7 million compared with the same period last year. Net economic earnings for fiscal year 2013 decreased $3.4 million from fiscal year 2012. The decreases in net income and net economic earnings was primarily attributable to decreases in operating margin, as discussed below. On a GAAP basis, LER's results were further impacted by the effect of higher net unrealized losses from certain of LER's energy-related derivative contracts and the impact of lower of cost or market inventory adjustments.

Other

Other net income and other net economic earnings decreased $13.2 million and $2.8 million, respectively, compared with the same period last year. The decrease in net income is primarily due to incremental expenses in fiscal year 2013 as compared to fiscal year 2012 attributable to the acquisition of MGE and pending acquisition of NEG from SUG totaling $10.5 million, net of tax, and other minor variations.

Operating Revenues and Operating Expenses

In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of operating margin when evaluating result of operations, as shown in the table below. The Utility passes on (subject to prudence review by the MoPSC) increases and decreases in the wholesale cost of natural gas in accordance with its PGA Clause to their customers. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on operating income. Reconciliations of operating margin to the most directly comparable GAAP measure are shown below.

(Millions)	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2013
Operating Revenues	$857.8	$189.4	$6.2	$(36.4)	$1,017.0
Natural and propane gas expense	469.1	171.6	1.3	(35.8)	606.2
Gross receipts tax expense	40.2	0.1	—	—	40.3
Operating margin (non-GAAP)	348.5	17.7	4.9	(0.6)	370.5
Remaining operating expenses	248.9	4.9	20.8	(0.6)	274.0
Operating income (GAAP)	$99.6	$12.8	$(15.9)	$—	$96.5

Year Ended September 30, 2012
Operating revenues	$764.7	$373.5	$4.9	$(17.6)	$1,125.5
Natural and propane gas expense	414.8	348.4	—	(17.6)	745.6
Gross receipts tax expense	35.5	0.1	—	—	35.6
Operating margin (non-GAAP)	314.4	25.0	4.9	—	344.3
Remaining operating expenses	226.3	4.8	2.6	—	233.7
Operating income (GAAP)	$88.1	$20.2	$2.3	$—	$110.6

Year Ended September 30, 2011
Operating revenues	$913.2	$669.4	$20.7	$—	$1,603.3
Natural and propane gas expense	549.9	647.5	—	—	1,197.4
Gross receipts tax expense	42.9	0.1	—	—	43.0
Operating margin (non-GAAP)	320.4	21.8	20.7	—	362.9
Remaining operating expenses	230.1	5.0	9.6	—	244.7
Operating income (GAAP)	$90.3	$16.8	$11.1	$—	$118.2

Consolidated

Laclede Group reported operating revenues of $1,017.0 million for the fiscal year ended September 30, 2013 compared with $1,125.5 million for the same period last year. Laclede Group's operating margin increased $26.2 million for the twelve months ended September 30, 2013, compared to the same period last year primarily due, to higher Gas Utility operating margin, partially offset by lower operating margin reported by Gas Marketing as discussed below. Remaining operating expenses were $274.0 million for the twelve months end September 30, 2013, compared with $233.7 million last year. The increase was primarily due to additional expenses related to MGE, as well as, higher depreciation and amortization expenses totaling $5.0 million and higher operation and maintenance expenses totaling $4.0 million.

Gas Utility

Operating Revenues - Gas Utility Operating Revenues for fiscal year 2013 increased $93.1 million, compared to fiscal year 2012, was primarily attributable to the following factors:

(Millions)
Higher system sales volumes and other variations	$101.3
Lower wholesale gas costs passed on to Utility customers	(30.6)
Lower off-system sales volumes	(24.0)
Higher prices charged for off-system sales	19.9
New customer revenue from MGE acquisition	22.0
Higher ISRS revenues	4.5
Total Variation	$93.1

Temperatures experienced in the Utility’s service area during 2013 were 35.8% colder than the same period last year, which were the warmest on record. Total system therms sold and transported to the Utility’s customers within its service territory were 875.4 million for fiscal year 2013 compared with 718.0 million for fiscal year 2012. Total off-system therms sold and transported outside of the Utility’s service area were 229.4 million for fiscal year 2013 compared with 314.5 million for fiscal year 2012.

Operating Margin - Gas Utility operating margin was $348.5 million for fiscal year 2013, a $34.1 million increase over the same period last year. Of the $34.1 million increase, $15.2 million is attributed to the acquisition of MGE. The remaining increase is primarily due to increased sales margins reflecting colder weather this year totaling $13.3 million, higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $4.5 million, and other minor variations of $1.1 million.

Operating Expenses - Remaining operating expenses in fiscal year 2013 increased $22.6 million from fiscal year 2012. Other operation and maintenance expenses increased $4.0 million primarily due to increased compensation and benefits, maintenance, IT and professional fees, partially offset by a lower provision for uncollectible accounts and a decrease in customer accounts expenses. Depreciation and amortization expense increased $5.0 million primarily due to additional depreciable property. Taxes, other than income and gross receipts tax, increased $1.0 million primarily due to higher payroll taxes related to aforementioned employee expenses. The remaining increase is attributed to the acquisition of MGE.

Gas Marketing

Operating Revenues - Gas Marketing operating revenues decreased $184.1 million primarily due to the effect of recording certain transactions on a net basis, instead of a gross basis, partially offset by higher per unit gas prices and increases in volumes purchased and sold.

Operating Margin - Gas Marketing operating margin was $17.7 million for fiscal year 2013, a $7.3 million decrease compared to the same period last year. The decrease in operating margin was primarily attributable to low price volatility and basis differentials in the current natural gas market, the expiration of a favorable supply contract, and lower of cost or market inventory adjustments. These factors were partially offset by the effect of higher volumes purchased and sold.

Other

Operating Revenue and Operating Expenses - Other operating revenue increased $1.3 million primarily due to the sale of propane inventory by Laclede Pipeline totaling $1.7 million in fiscal year 2013. Other operating expenses increased $19.5 million primarily due to the acquisition-related expenses discussed above and expenses associated with the propane sale.

Interest Charges

Interest charges during fiscal year 2013 increased $3.7 million from fiscal year 2012 primarily due to expenses associated with the Company's bridge loan facility and higher interest from the issuance of long-term debt, partially offset by a reduction in interest charges related to the recognition of previously unrecognized tax benefits. The higher interest on long-term debt reflects the net effect of the December 2012, March 2013, and August 2013 issuances of additional long-term debt of $25 million, $100 million, and $450 million, respectively, and the October 2012 maturity of $25 million of 6 1/2% first mortgage bonds. Average short-term interest rates were 0.3% for both fiscal years 2013 and 2012. Average short-term borrowings were $34.2 million and $43.8 million for fiscal years 2013 and 2012, respectively.

Income Taxes

Income tax expense decreased $8.7 million in fiscal year 2013 from fiscal year 2012 primarily due to lower pre-tax income, various property-related deductions and other minor variations.

2012 vs. 2011

Consolidated

Laclede Group’s net income was $62.6 million in fiscal year 2012 compared with $63.8 million in fiscal year 2011. Basic and diluted earnings per share were $2.80 and $2.79, respectively for fiscal year 2012 compared with basic and diluted earnings per share of $2.87 and $2.86, respectively, for fiscal year 2011. Net economic earnings were $62.6 million for fiscal year 2012, compared with 62.4 million for fiscal year 2011. Net economic earnings per share were $2.79 for both fiscal years 2012 and 2011.

Earnings decreased in fiscal year 2012 compared with fiscal year 2011 primarily due to the $6.1 million effect of an April 2011 non-regulated sale of propane inventory recorded in Other Operating income, partially offset by higher income reported by Laclede Group’s Gas Utility and Gas Marketing segments.

Gas Utility

Gas Utility net income and net economic earnings increased by $1.3 million and $1.2 million, respectively, in 2012, compared with 2011. The increase was primarily due to (on a pre-tax basis) lower operating margin (a non-GAAP measure, as discussed above) of $6.0 million and a decrease in operation and maintenance expenses, excluding pension and group insurance expenses, totaling $11.1 million These benefits were partially offset by higher pension and group insurance expenses totaling $5.5 million.

Gas Marketing

The Gas Marketing segment reported GAAP earnings totaling $12.3 million for fiscal 2012, an increase of $1.9 million compared with fiscal year 2011. Net economic earnings for fiscal year 2012 increased $3.3 million compared with fiscal year 2011. The increases in net income and net economic earnings was primarily attributable to LER's reduced transportation costs resulting from the renegotiation of contracts that were renewed during the latter halves of fiscal years 2011 and 2012. Increased transaction volume and LER's ability to procure gas supply at more favorable terms were largely offset by the effects of narrower regional price differences and reduced price volatility.

Other

Other net income and other net economic earnings decreased $4.4 million and $4.3 million, respectively, compared with the same period last year. The decrease was primarily due to the effect of Laclede Gas' April 2011 sale of 320,000 barrels of propane from inventory that were no longer required to serve utility customers. This transaction resulted in income, net of income taxes, totaling $6.1 million.

Operating Revenues and Operating Expenses

Gas Utility

Operating Revenues - Utility Operating Revenues for fiscal year 2012 decreased $148.5 million, compared to fiscal year 2011, primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(114.5)
Lower prices charged for off-system sales	(44.6)
Higher off-system sales volumes	38.8
Lower wholesale gas costs passed on to Utility customers	(32.8)
Higher ISRS revenues	4.6
Total Variation	$(148.5)

Temperatures experienced in the Utility’s service area during 2012, which were the warmest on record, were 27.9% warmer than in 2011. Total system therms sold and transported to the Utility’s customers within its service territory were 718.0 million for fiscal year 2012 compared with 885.4 million for fiscal year 2011. Total off-system therms sold and transported outside of the Utility’s service area were 308.0 million for fiscal year 2012 compared with 223.0 million for fiscal year 2011.

Operating Margin - Gas Utility operating margin was $314.4 million for fiscal year 2012, a $6.0 million decrease over the same period last year. The decrease is primarily due to decreased sales margins reflecting warmer weather totaling $7.8 million in 2012 compared to fiscal year 2011 as 2012 was the warmest on record, partially offset by increased ISRS revenues of $4.6 million.

Operating Expenses - Remaining operating expenses in fiscal year 2012 decreased $3.8 million, from fiscal year 2011. Other operation and maintenance expenses decreased $5.6 million, primarily due to a higher rate of overheads capitalized, decreased maintenance charges, a lower provision for uncollectible accounts, and a decrease in customer accounts expenses.

These factors were partially offset by higher pension and group insurance expenses. Depreciation and amortization expense increased $1.5 million, primarily due to additional depreciable property. Taxes, other than income taxes and gross receipts tax, increased $0.3 million, primarily due to higher payroll taxes.

Gas Marketing

Operating Revenues - Gas Marketing operating revenues and decreased $311.2 million primarily due to the effect of recording certain transactions on a net basis, instead of gross, and due to lower per unit gas prices.

Operating Margin - Gas Marketing operating margin was $25.0 million for fiscal year 2012, a $3.2 million increase compared to the same period last year. The increase was primarily attributable to LER's reduced transportation costs resulting from the renegotiation of contracts that were renewed during the latter halves of fiscal years 2011 and 2012. Increased transaction volume and LER's ability to procure gas supply at more favorable terms were largely offset by the effects of narrower regional price differences and reduced price volatility.

Other

Other Operating Revenues and Operating Expenses - Other operating revenues and other operating expenses decreased $16.9 million and $7.1 million, respectively, in fiscal year 2012 compared to fiscal year 2011. These year-to-year variations were primarily attributable to non-regulated sales of propane inventory in fiscal year 2011. These transactions resulted in pre-tax income of $10.0 million in fiscal year 2011. This type of transaction did not recur in fiscal year 2012.

Other Income and (Income Deductions)-Net

Other Income and (Income Deductions)–Net increased $3.1 million in fiscal year 2012 (compared to fiscal year 2011) primarily due to higher net investment gains, partially offset by increased charitable contributions.

Interest Charges

Interest charges decreased $0.5 million in fiscal year 2012 (from fiscal year 2011). The decrease was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2% first mortgage bonds. Average short-term interest rates were 0.3% for fiscal years 2012 and 2011. Average short-term borrowings were $43.8 million and $54.7 million for fiscal years 2012 and 2011, respectively.

Income Taxes

Income tax expense decreased $2.9 million in fiscal year 2012 compared to fiscal year 2011. The decrease is primarily due to lower pre-tax income, as well as, net changes in unrecognized tax benefits recorded in earnings and various property-related deductions.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following represent the more significant items requiring the use of judgment and estimates in preparing our consolidated financial statements:

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

Goodwill - For the MGE acquisition, goodwill was calculated as of the date of the acquisition, September 1, 2013, measured as the excess of the consideration transferred over the net amount of assets acquired less liabilities assumed. Goodwill will be tested for impairment beginning in fiscal year 2014 on an annual basis, or more frequently if circumstances surrounding the goodwill valuation change. The goodwill impairment test compares the fair value of a reporting unit, or operating segment, to its carrying amount, including goodwill.

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

The table below reflects the sensitivity of Laclede’s plans to potential changes in key assumptions:

Pension Plan Benefits:
Actuarial Assumptions	Increase/(Decrease)	Estimated Increase/(Decrease) to Projected Benefit Obligation (Thousands)	Estimated Increase/ (Decrease) to Annual Net Pension Cost* (Thousands)
Discount Rate	0.25%	$(13,210)	$400
	(0.25)	13,510	(440)
Rate of Future Compensation Increase	0.25%	5,840	350
	(0.25)	(5,720)	(350)
Expected Return on Plan Assets	0.25%	—	(930)
	(0.25)	—	930

Postretirement Benefits:
Actuarial Assumptions	Increase/(Decrease)	Estimated Increase/(Decrease) to Projected Postretirement Benefit Obligation (Thousands)	Estimated Increase/(Decrease) to Annual Net Postretirement Benefit Cost* (Thousands)
Discount Rate	0.25%	$(4,000)	$(181)
	(0.25)	4,080	180
Expected Return on Plan Assets	0.25%	—	(240)
	(0.25)	—	240
Annual Medical Cost Trend	1.00%	7,060	1,520
	(1.00)	(6,580)	(1,390)
* Excludes the impact of regulatory deferral mechanism. See Note 3, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements for information regarding the regulatory treatment of these costs.

Gas Utility Operations – The Utility accounts for its regulated operations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 980, “Regulated Operations.” This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. Management believes the following represent the more significant items recorded through the application of this accounting guidance:

PGA Clause
The Utility’s PGA Clause allows Laclede Gas and MGE to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies, including the costs, cost reductions, and related carrying costs associated with the Utility’s use of natural gas derivative instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA clauses are recorded as regulatory assets and regulatory liabilities that are recovered or refunded in a subsequent period. The PGA Clauses also permit the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments, and also provide for a portion of income from off-system sales and capacity release revenues to be flowed through to customers. Laclede Gas' PGA Clause also authorizes the Utility to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season.

Asset Retirement Obligations
Asset retirement obligations are recorded in accordance with GAAP using various assumptions related to the timing, method of settlement, inflation, and profit margins that third parties would demand to settle the future obligations. These assumptions require the use of judgment and estimates and may change in future periods as circumstances dictate. As authorized by the MoPSC, the Utility accrues future removal costs associated with its property, plant and equipment through its depreciation rates, even if a legal obligation does not exist as defined by GAAP. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognizable pursuant to GAAP is a timing difference between the recovery of these costs in rates and their recognition for financial reporting purposes.

Defined Pension Benefit and Other Postretirement Benefits
The amount of net periodic pension and other postretirement benefit cost recognized in the financial statements related to the Utility’s qualified pension plans and other postretirement benefit plans is based upon allowances, as approved by the MoPSC, which have been established in the rate-making process for the recovery of these costs from customers. The differences between these amounts and actual pension and other postretirement benefit costs incurred for financial reporting purposes are deferred as regulatory assets or regulatory liabilities. GAAP also requires that changes that affect the funded status of pension and other postretirement benefit plans, but that are not yet required to be recognized as components of pension and other postretirement benefit cost, be reflected in other comprehensive income. For the Utility’s qualified pension plans and other postretirement benefit plans, amounts that would otherwise be reflected in other comprehensive income are deferred with entries to regulatory assets or regulatory liabilities. Accordingly, these differences are deferred as regulatory liabilities.

Gas Marketing Energy Contracts – LER routinely enters into contracts associated with the physical purchase or sale of natural gas in a future period. In determining the appropriate accounting treatment for these contracts, management is required to assess the contract terms and various other factors to determine if the contracts are subject to the derivative accounting guidance in ASC Topic 815, “Derivatives and Hedging.” If a contract is deemed to meet the definition of derivative, management’s judgment may be further required in determining if the contract is eligible for the normal purchases or normal sales election. Pursuant to GAAP, contracts not designated as normal purchases or normal sales are required to be accounted for as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. In the absence of quoted prices in active markets for identical assets or liabilities, determining the fair value of a derivative contract requires judgment as to the appropriateness of various market inputs and involves making assumptions regarding how market participants would price the asset or liability. In addition to these physical contracts, LER also utilizes natural gas futures, swap, and option contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) and Ice Clear Europe (ICE) to manage the price risk associated with certain of its fixed-price commitments. These contracts may be designated for hedge accounting treatment, as discussed in Note 11, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

For further discussion of significant accounting policies, see Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

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

Laclede Gas responded with a counterclaim that the MoPSC Staff had failed to adhere to the affiliate transaction rules and the Company's CAM. On July 16, 2013, Laclede Gas, the MoPSC Staff and the Office of the Public Counsel requested MoPSC approval of a unanimous stipulation and agreement resolving the affiliate transaction matters for fiscal years 2005 through 2011, resolving the October 6, 2010 complaint, resolving Laclede Gas' counterclaim, presenting a revised CAM for MoPSC approval, and establishing standards of conduct for gas purchases and sales. While the PSC Staff's disallowances were withdrawn as part of the stipulation, Laclede Gas agreed to a minor adjustment to the off-system sales and capacity release sharing mechanism. For a three-year period ending September 3, 2016, Laclede Gas' share of the first $2 million in net margin is reduced from 15% to 0%. None of the other sharing percentages are affected, and beginning October 1, 2016, Laclede's sharing percentage of the first $2 million in net margins returns to 15%. The stipulation and agreement was approved by the MoPSC in an order issued on August 14, 2013.
On July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed stating the Staff failed to adhere to pricing provisions of the MoPSC's affiliate transaction rules and Laclede Gas' Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede's counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On May 19, 2011, the MoPSC's General Counsel filed a petition seeking penalties against Laclede Gas for violation of the 2001 Order. The MoPSC and Laclede Gas agreed to hold the penalty case in abeyance pending the outcome of Laclede's appeal of the November 3, 2010 and February 4, 2011 orders. These Orders were reversed by the Cole County Circuit Court, but later upheld by the Western District Court of Appeals. On March 19, 2013, the Missouri Supreme Court declined Laclede Gas' request to review the opinion of the Western District Court of Appeals. As a result, Laclede Gas produced certain LER documentation that had been requested by the MoPSC Staff and, pursuant to agreement between the MoPSC and Laclede Gas, the MoPSC's May 2011 penalty case was dismissed.
On December 21, 2012, Laclede Gas filed tariff sheets in a new general rate case proceeding that were designed to increase total revenues by $58.4 million, less the current annualized ISRS revenues that were already being recovered from customers. On June 26, 2013, the MoPSC approved a Unanimous Stipulation and Agreement in which the Utility will incorporate its then current annualized ISRS revenues of $14.8 million into its base rates, effective September 1, 2013. At that time, the ISRS charge was reset to zero, and the Utility will be permitted to make future ISRS filings for any qualifying expenditures incurred after January 31, 2013.

On January 14, 2013, the Company filed an application with the MoPSC for approval to acquire the assets of MGE from Southern Union Company (SUG). On July 2, 2013, the Utility and other parties to the proceeding filed a Unanimous Stipulation and Agreement (Agreement) with the MoPSC resolving all matters in the case, which was approved by the Commission on July 17, 2013. The Agreement authorizes Laclede Gas to acquire MGE and obtain the necessary financing, subject to various conditions set forth in the Agreement. Under the Agreement, the Utility would generally be precluded from filing a general rate case for either Laclede Gas or MGE prior to October 1, 2015, except that a general rate case for the MGE service territory could be filed no later than September 18, 2013. ISRS filings and the collection of gas costs under Laclede Gas' PGA Clause would not be impacted. The Agreement also allows for the deferral for future recovery of a portion of one-time costs incurred associated with the integration of MGE. The Agreement sets forth a number of other conditions including those related to credit ratings, gas supply, service quality, gas safety, and reporting requirements.

A petition was filed with the Massachusetts Department of Public Utilities (MDPU) on January 24, 2013 for approval of the Company's acquisition of NEG. An amended petition was filed with DPU on February 19, 2013 requesting that the DPU authorize the sale of NEG to Liberty Utilities, a subsidiary of Algonquin Power Utilities Corporation. Evidentiary hearings were held in June and August 2013. The matter is now awaiting a decision by the DPU.

On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. On July 2, 2013, Laclede Gas executed a Conciliation Agreement with the OFCCP in which the Company did not admit to liability, but agreed to provide make whole relief of back pay and interest to the impacted individuals from 2004-2006. The Company's agreement to provide make whole relief will not have a material effect on the consolidated financial position and results of operations, or cash flows of the Company.

On September 16, 2013, MGE filed tariff sheets in a new general rate case proceeding that were designed to increase the Utility's total revenues by $23.4 million, less the current annualized ISRS revenues of $6.3 million that were already being recovered from customers. Consistent with its normal practice, the MoPSC suspended implementation of the MGE proposed rates on September 17, 2013 and set the case for hearing in April 2014.

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

INFLATION

The accompanying consolidated financial statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital-intensive nature of the business of the Company, the most significant impact of inflation is on the depreciation of utility plant. Rate regulation, to which the Utility is subject, allows recovery through its rates of only the historical cost of utility plant as depreciation. The Utility expects to incur significant capital expenditures during the next few years, primarily related to a significant software replacement project to enhance technology, customer service, and business processes and the planned increased replacements of distribution plant. The Company believes that any higher costs experienced upon replacement of existing facilities will be recovered through the normal regulatory process.

FINANCIAL CONDITION

CASH FLOWS

The Company’s short-term borrowing requirements typically peak during colder months when the Utility borrows money to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas, including cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments, variations in the timing of collections of gas cost under the Utility’s PGA Clause, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and may cause significant variations in the Company’s cash provided by or used in operating activities.

Net cash provided by operating activities for fiscal years 2013, 2012 and 2011 was $163.9 million, $128.1 million and $167.2 million, respectively. The increase in net cash provided by operating activities in fiscal year 2013 as compared to fiscal year 2012 is primarily attributable to variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, including the net effect of increased cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments. The variation also reflects decreased cash payments for the funding of pension plans and for the payment of income taxes. These benefits were partially offset by changes in delayed and advanced customer billings. The decrease in net cash provided by operating activities in fiscal year 2012 as compared to fiscal year 2011 is primarily attributable to variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, including the net effect of increased cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and changes in the cost of natural gas storage inventories. The decrease is also attributable to the effect of a non-regulated sale of propane inventory in fiscal year 2011 and increased cash payments for the funding of pension plans in 2012.

Net cash used in investing activities for fiscal years 2013, 2012 and 2011 was $1,108.3 million, $105.4 million and $67.0 million, respectively. Net cashed used in 2013 includes $975.0 million for the acquisition of MGE. The remaining net cash used in investing activities primarily reflected capital expenditures in all periods. The variations primarily reflect additional capital expenditures for distribution plant and information technology investments.

Net cash provided in financing activities for fiscal years 2013 was $969.9 million and the net cash used in financing activities for 2012 and 2011 was $38.5 million, and $143.8 million, respectively. The increase in net cash provided in financing activities in fiscal year 2013 from fiscal year 2012 primarily reflects the May 2013 common stock issuance of 10.0 million shares and issuance of long-term debt of $450.0 million for the acquisition of MGE. The decrease in net cash used in fiscal 2012 from fiscal year 2011 primarily reflects decreased repayments of short-term debt and the effect of the maturity of long-term debt in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Laclede Group had no temporary cash investments as of September 30, 2013. During fiscal year 2013, short-term investments were diversified among highly-rated money market funds, interest-bearing deposits, and commercial paper issues. The money market funds were accessible by the Company on demand. The bank deposits were also generally available on demand, though the banks reserve the right to require seven days’ notice for a withdrawal. These funds were used to support the working capital needs of the Company’s subsidiaries and as a store of liquidity in advance of the MGE acquisition. The balance of short-term investments ranged between $0 and $969.4 million during fiscal year 2013 and ranged between $5.3 million and $23.3 million during fiscal year 2012. Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of the Utility’s short-term funding through intercompany lending during fiscal years 2013 and 2012.

Short-term Debt

The Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At September 30, 2012, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks. On September 3, 2013, the Utility entered into a new syndicated line of credit for $450 million with nine banks, which will expire in September 2018. The previous syndicated line of credit was terminated at that time. The largest portion provided by a single bank under the current line is 15.6%. The Utility’s line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 48% of total capitalization on September 30, 2013.

Short-term cash requirements outside of the Utility have generally been met with internally-generated funds. On September 30, 2012, Laclede Group had a syndicated line of credit for $50 million from seven banks. On September 3, 2013, Laclede Group entered into a new $150 million syndicated line of credit, which expires in September 2018. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. As defined in the line of credit, this ratio stood at 49% on September 30, 2013. Laclede Group’s line may be used to provide for the funding needs of various subsidiaries. There were no borrowings under Laclede Group’s line during fiscal years 2013 and 2012.

Information about Laclede Group’s consolidated short-term borrowings during the 12 months ended September 30, 2013 and 2012 and as of September 30, 2013 and 2012, is presented below:

Commercial Paper Borrowings
Twelve Months Ended September 30, 2013
Weighted average borrowings outstanding	$34.2 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 – $99.4 million
As of September 30, 2013
Borrowings outstanding at end of period	$74.0 million
Weighted average interest rate	0.3%
Twelve Months Ended September 30, 2012
Weighted average borrowings outstanding	$43.8 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 – $133.5 million
As of September 30, 2012
Borrowings outstanding at end of period	$40.1 million
Weighted average interest rate	0.2%

Based on average short-term borrowings for the 12 months ended September 30, 2013, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $0.3 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt and Equity

Laclede Group issued $25 million of 3.31% 10-year unsecured notes in a private placement on December 14, 2012, which had been committed to in August 2012. The proceeds of all the issue were used for general corporate purposes.

On March 15, 2013, the Utility issued $100 million of first mortgage bonds in a private placement that also had been committed to in August 2012. Of this, $55 million were issued at 3.00% for a 10-year term, maturing in March 2023, and $45 million were issued at 3.40% for a 15-year term, maturing in March 2028. The proceeds of both the issues were used for the repayment of short-term debt and general corporate purposes.

On May 29, 2013 the Laclede Group received approximately $428 million from the issuance of 10.0 million common shares to fund a portion of the purchase of MGE. These funds were invested in high quality, short-term instruments until the MGE acquisition was completed on September 3, 2013.

On August 13, 2013 Laclede Gas Company issued $450 million of first mortgage bonds. Of this, $100 million was issued at 2.00% maturing in August 2018, $250 million was issued at 3.40% maturing in August 2023, and $100 million was issued at 4.625% maturing in August 2043. The proceeds were used to fund a portion of the MGE acquisition.

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million. This authorization was originally effective through June 30, 2013. In August 2012, Laclede Gas filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension became effective on November 23, 2012. During the year ended September 30, 2013, pursuant to this authority, the Utility sold 11,745 shares of its common stock to Laclede Group for $476.5 million. As of November 26, 2013, $370.8 million remains available under this authorization.

At September 30, 2013, the Company had fixed-rate long-term debt totaling $915 million. On October 15, 2012, the Utility paid at maturity $25 million principal amount of 6 1/2% first mortgage bonds. While the remaining long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utility’s regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Company’s $915 million in long-term debt, $50 million have no call option, $435 million have make-whole call options, $350 million are callable at par three to six months prior to maturity and $80 million are callable at par beginning in October 2013. None of the debt has any put options.

Shelf Registration Statement

On August 6, 2013, Laclede Gas and Laclede Group filed with the SEC a joint shelf registration statement on Form S-3 ASR for issuance of debt and equity securities, which expires August 5, 2016. The amount, timing, and type of additional financing to be issued under this shelf registration statement will depend on cash requirements and market conditions. Laclede Gas' $450 million issuance of bonds on August 13, 2013 was under this registration statement.

Laclede Group also has a registration statement on Form S-3 for the issuance and sale of up to 285,222 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 194,246 and 186,919 shares at September 30, 2013 and November 26, 2013, respectively, remaining available for issuance under its Form S-3.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company and the Utility remain at investment grade, but are subject to review and change by the rating agencies.

The Utility's capital expenditures were $128.5 million for fiscal 2013, compared with $106.7 million and $67.3 million for fiscal years 2012 and 2011, respectively. The increases in capital expenditures, compared with prior periods, are primarily attributable to additional expenditures for distribution plant and information technology investments.

Non-utility capital expenditures for fiscal year 2013 were $2.3 million compared with $2.1 million in fiscal year 2012 and $0.3 million in fiscal year 2011, and are estimated to be approximately $10 million for fiscal year 2014. The Utility's capital expenditures are expected to be approximately $175 million in fiscal year 2014.

Consolidated capitalization at September 30, 2013 consisted of 53.4% Laclede Group common stock equity and 46.6% of long-term debt, compared to 63.9% Laclede Group common stock equity and 36.1% of long-term debt at September 30, 2012.

Laclede Group’s ratio of earnings to fixed charges was 3.3 for fiscal year 2013 and 4.4 for fiscal years 2012 and 2011.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

CONTRACTUAL OBLIGATIONS

As of September 30, 2013, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Principal Payments on Long-Term Debt	$915.0	$—	$—	$100.0	$815.0
Interest Payments on Long-Term Debt	695.5	40.5	80.9	80.9	493.2
Capital Leases (a)	0.2	0.1	0.1	—	—
Operating Leases (a)	11.6	6.0	4.9	0.7	—
Purchase Obligations – Natural Gas (b)	981.2	528.6	231.0	149.4	72.2
Purchase Obligations – Other (c)	76.1	25.7	19.1	18.4	12.9
Other Long-Term Liabilities	159.2	15.2	30.9	31.5	81.6
Total (d)	$2,838.8	$616.1	$366.9	$380.9	$1,474.9

(a)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Gas Utility and Gas Marketing segments including the LER ten-year storage agreement with Perryville Gas Storage. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2013 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(d)	Long-term liabilities associated with unrecognized tax benefits, totaling $2.4 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $24.0 million in fiscal year 2014. The Utility anticipates a $0.3 million contribution relative to its non-qualified pension plans during fiscal year 2014. With regard to the postretirement benefits, the Company anticipates the Utility will contribute $19.2 million to the qualified trusts and $0.3 million directly to participants from the Utility's funds during fiscal year 2014. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Commodity Price Risk

The Utility’s commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of Laclede Gas' and MGE's PGA Clauses. The PGA Clauses allow the Utility to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. The Utility is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. The Utility is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Laclede Gas and MGE also have risk management policies that allow for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. These policies prohibit speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause. Accordingly, the Utility does not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA Clause. For more information about the Utility’s natural gas derivative instruments, see Note 11, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At September 30, 2013 and 2012, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.

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

(Thousands)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin
Net balance of derivative assets at September 30, 2012	$(3,515)	$5,489	$1,974
Changes in fair value	5,044	—	5,044
Settlements/purchases - net	1,114	—	1,114
Changes in cash margin	—	(5,235)	(5,235)
Net balance of derivative assets at September 30, 2013	$2,643	$254	$2,897

(Thousands)	As of September 30, 2013
	Maturity by Fiscal Year
	Total	2014	2015	2016
Fair values of exchange-traded/cleared natural gas derivatives - net	$2,643	$2,632	$11	$—
MMBtu – net long futures/swap/option positions	(11,058)	(11,198)	125	15

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

Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal year 2016:

(Thousands)
Net balance of derivative assets at September 30, 2012	$2,741
Changes in fair value	16
Settlements	(2,658)
Net balance of derivative assets at September 30, 2013	$99

For further details related to LER’s derivatives and hedging activities, see Note 11, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

Counterparty Credit Risk

LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER also has concentrations of credit risk with certain individually significant counterparties. To the extent possible, LER enters into netting arrangements with its counterparties to mitigate exposure to credit risk. LER is also exposed to credit risk associated with its derivative contracts designated as normal purchases and normal sales. LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these concentrations of credit risk, including how LER manages these risks, see Note 12, Concentrations of Credit Risk, of the Notes to Consolidated Financial Statements.

Interest Rate Risk

The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during fiscal year 2013, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.3 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At September 30, 2013, Laclede Gas had fixed-rate long-term debt totaling $890 million. Additionally, Laclede Group had fixed-rate long-term debt totaling $25 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utility’s regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

The Company entered into and settled certain interest rate swap transactions to protect itself against adverse movements in interest rates associated with the issuance of long-term debt to fund the acquisition of MGE. Refer to Note 11, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements for additional details on these interest rate swap transactions.

ENVIRONMENTAL MATTERS

The Utility owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or the Utility's financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, the Utility may be required to incur additional costs. For information relative to environmental matters, see Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, that assessment excluded the business operations of Missouri Gas Energy (MGE), which was completed on September 3, 2013, and whose financial statements constitute 50 percent and 36 percent of net and total assets, respectively, 2 percent of revenues, and 3 percent of net income, of the consolidated financial statement amounts as of and for the year ended September 30, 2013. Refer to Note 2, Acquisition of MGE in the Notes to Consolidated Financial Statements for further discussion of the acquisition. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the internal control over financial reporting of The Laclede Group, Inc. and subsidiaries (the "Company") as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal controls over financial reporting at Missouri Gas Energy (“MGE”), which was acquired on September 3, 2013 and whose financial statements constitute 50 percent and 36 percent of net and total assets, respectively, two percent of total revenues, and three percent of net income of the consolidated financial statements as of and for the year ended September 30, 2013. Accordingly, our audit did not include the internal control over financial reporting at MGE. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2013 of the Company and our report dated November 26, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of The Laclede Group, Inc. and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 26, 2013

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
(Thousands, Except Per Share Amounts)
Years Ended September 30	2013	2012	2011
Operating Revenues:
Gas Utility	$847,224	$763,447	$913,190
Gas Marketing	165,146	358,145	669,375
Other	4,649	3,883	20,742
Total Operating Revenues	1,017,019	1,125,475	1,603,307
Operating Expenses:
Gas Utility
Natural and propane gas	433,442	397,304	549,947
Other operation and maintenance expenses	180,342	167,351	172,938
Depreciation and amortization	48,283	40,739	39,214
Taxes, other than income taxes	60,079	53,672	60,752
Total Gas Utility Operating Expenses	722,146	659,066	822,851
Gas Marketing	176,554	353,283	652,567
Other	21,825	2,524	9,642
Total Operating Expenses	920,525	1,014,873	1,485,060
Operating Income	96,494	110,602	118,247
Other Income and (Income Deductions) – Net	2,444	3,272	177
Interest Charges:
Interest on long-term debt	25,539	22,958	23,161
Other interest charges	3,063	1,987	2,256
Total Interest Charges	28,602	24,945	25,417
Income Before Income Taxes	70,336	88,929	93,007
Income Tax Expense	17,578	26,289	29,182
Net Income	$52,758	$62,640	$63,825
Weighted Average Number of Common Shares Outstanding:
Basic	25,875	22,262	22,099
Diluted	25,952	22,340	22,171
Basic Earnings Per Share of Common Stock	$2.03	$2.80	$2.87
Diluted Earnings Per Share of Common Stock	$2.02	$2.79	$2.86

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Thousands)
Years Ended September 30	2013	2012	2011
Net Income	$52,758	$62,640	$63,825
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	5,047	4,802	5,581
Reclassification adjustment for (gains) losses included in net income	302	(8,397)	1,861
Net unrealized (losses) gains on cash flow hedging derivative instruments	5,349	(3,595)	7,442
Defined benefit pension and other postretirement benefit plans:
Net actuarial (loss) gain arising during the period	(120)	(3,397)	339
Amortization of actuarial loss included in net periodic pension and postretirement benefit cost	195	3,706	426
Net defined benefit pension and other postretirement benefit plans	75	309	765
Other Comprehensive (Loss) Income, Before Tax	5,424	(3,286)	8,207
Income Tax (Benefit) Expense Related to Items of Other Comprehensive (Loss) Income	2,094	(1,270)	3,170
Other Comprehensive (Loss) Income, Net of Tax	3,329	(2,016)	5,037
Comprehensive Income	$56,087	$60,624	$68,862

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Thousands)
September 30	2013	2012
ASSETS
Utility Plant	$2,271,189	$1,497,419
Less – Accumulated depreciation and amortization	494,559	478,120
Net Utility Plant	1,776,630	1,019,299
Non-utility property (net of accumulated depreciation and amortization, 2013, $5,886; 2012, $10,018)	7,694	6,039
Goodwill	247,078	—
Other investments	58,306	50,775
Other Property and Investments	313,078	56,814
Current Assets:
Cash and cash equivalents	52,981	27,457
Accounts receivable:
Utility	101,118	64,027
Non-utility	63,752	51,042
Other	14,451	26,478
Allowance for doubtful accounts	(8,046)	(7,705)
Inventories:
Natural gas stored underground	182,035	92,729
Propane gas	8,962	10,200
Materials and supplies at average cost	8,154	3,543
Natural gas receivable	18,782	22,377
Derivative instrument assets	3,291	2,855
Unamortized purchased gas adjustments	17,533	40,674
Prepayments and other	12,867	9,339
Total Current Assets	475,880	343,016
Deferred Charges:
Regulatory assets	545,947	456,047
Other	13,851	5,086
Total Deferred Charges	559,798	461,133
Total Assets	$3,125,386	$1,880,262

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Thousands)
September 30	2013	2012
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$1,046,282	$601,611
Long-term debt (less current portion)	912,712	339,416
Total Capitalization	1,958,994	941,027
Current Liabilities:
Notes payable	74,000	40,100
Accounts payable	140,234	89,503
Advance customer billings	23,736	25,146
Current portion of long-term debt	—	25,000
Wages and compensation accrued	20,807	13,908
Dividends payable	14,556	9,831
Customer deposits	15,062	8,565
Interest accrued	8,335	8,590
Taxes accrued	32,896	11,304
Deferred income taxes	1,012	6,675
Other	22,540	13,502
Total Current Liabilities	353,178	252,124
Deferred Credits and Other Liabilities:
Deferred income taxes	379,114	355,509
Unamortized investment tax credits	2,900	3,113
Pension and postretirement benefit costs	228,653	196,558
Asset retirement obligations	74,554	40,368
Regulatory liabilities	82,560	56,319
Other	45,433	35,244
Total Deferred Credits and Other Liabilities	813,214	687,111
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$3,125,386	$1,880,262
See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION
(Thousands, Except for Shares and Per Share Amounts)
September 30	2013	2012
Common Stock Equity:
Common stock, par value $1 per share:
Authorized – 2013 and 2012, 70,000,000 shares
Issued – 2013, 32,696,836 shares; and 2012, 22,539,431 shares	$32,697	$22,539
Paid-in capital	594,269	168,607
Retained earnings	420,103	414,581
Accumulated other comprehensive loss	(787)	(4,116)
Total Common Stock Equity	1,046,282	601,611
Long Term Debt - Laclede Group:
3.31% Notes Payable, due December 15, 2022	25,000	—
Long-Term Debt – Laclede Gas:
First Mortgage Bonds:
5-1/2% Series, due May 1, 2019	50,000	50,000
7% Series, due June 1, 2029	25,000	25,000
7.90% Series, due September 15, 2030	30,000	30,000
6% Series, due May 1, 2034	100,000	100,000
6.15% Series, due June 1, 2036	55,000	55,000
6.35% Series, due October 15, 2038	80,000	80,000
3% Series, due March 15, 2023	55,000	—
3.40% Series, due March 15, 2028	45,000	—
2% Series, due August 15, 2018	100,000	—
3.40% Series, due August 15, 2023	250,000	—
4.625% Series, due August 15, 2043	100,000	—
Total	915,000	340,000
Unamortized discount, net of premium, on long-term debt	(2,288)	(584)
Total Long-Term Debt	912,712	339,416
Total Capitalization	$1,958,994	$941,027

Long-term debt dollar amounts are exclusive of current portion.

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
	Common Stock Issued		Paid-in	Retained	Accum. Other Comp.
(Thousands, Except for Shares and Per Share Amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE OCTOBER 1, 2010	22,292,804	$22,293	$158,698	$361,723	$(7,137)	$535,577
Net income	—	—	—	63,825	—	$63,825
Dividend reinvestment plan	43,354	43	1,571	—	—	$1,614
Stock-based compensation costs	—	—	3,949	—	—	$3,949
Equity Incentive Plan	94,576	95	840	—	—	$935
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(1,162)	—	—	$(1,162)
Non-employee directors’ restricted stock awards	—	—	(494)	—	—	$(494)
Tax benefit – stock compensation	—	—	300	—	—	$300
Dividends declared:
Common stock ($1.62 per share)	—	—	—	(36,250)	—	$(36,250)
Other comprehensive loss, net of tax	—	—	—	—	5,037	$5,037
BALANCE SEPTEMBER 30, 2011	22,430,734	22,431	163,702	389,298	(2,100)	573,331
Net income	—	—	—	62,640	—	$62,640
Dividend reinvestment plan	46,107	46	1,795	—	—	$1,841
Stock-based compensation costs	—	—	2,702	—	—	$2,702
Equity Incentive Plan	62,590	62	2,408	—	—	$2,470
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(1,203)	—	—	$(1,203)
Non-employee directors’ restricted stock awards	—	—	(565)	—	—	$(565)
Tax benefit – stock compensation	—	—	(232)	—	—	$(232)
Dividends declared:
Common stock ($1.66 per share)	—	—	—	(37,357)	—	$(37,357)
Other comprehensive income, net of tax	—	—	—	—	(2,016)	$(2,016)
BALANCE SEPTEMBER 30, 2012	22,539,431	22,539	168,607	414,581	(4,116)	601,611
Net income	—	—	—	52,758	—	$52,758
Common stock offering	10,005,000	10,005	417,157	—	—	$427,162
Dividend reinvestment plan	44,074	44	1,803	—	—	$1,847
Stock-based compensation costs	—	—	4,441	—	—	$4,441
Equity Incentive Plan	108,331	109	2,565	—	—	$2,674
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(931)	—	—	$(931)
Non-employee directors’ restricted stock awards	—	—		—	—	$—
Tax benefit – stock compensation	—	—	627	—	—	$627
Dividends declared:
Common stock ($1.70 per share)	—	—	—	(47,236)	—	$(47,236)
Other comprehensive loss, net of tax	—	—	—	—	3,329	$3,329
BALANCE SEPTEMBER 30, 2013	32,696,836	$32,697	$594,269	$420,103	$(787)	$1,046,282

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands)
Years Ended September 30	2013	2012	2011
Operating Activities:
Net Income	$52,758	$62,640	$63,825
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	49,283	41,339	39,764
Deferred income taxes and investment tax credits	22,053	30,554	23,885
Other - net	957	75	3,431
Changes in assets and liabilities:
Accounts receivable – net	(650)	(9,359)	3,106
Unamortized purchased gas adjustments	23,141	(14,955)	(2,001)
Deferred purchased gas costs	13,300	11,090	44,565
Accounts payable	35,445	(8,790)	(4,860)
Advance customer billings – net	(8,248)	9,916	(1,579)
Taxes accrued	3,666	(1,169)	1,387
Natural gas stored underground	(30,626)	22,441	(1,594)
Other assets and liabilities	2,835	(15,681)	(2,742)
Net cash provided by operating activities	163,914	128,101	167,187
Investing Activities:
Capital expenditures	(130,788)	(108,843)	(67,638)
Other investments	(2,511)	3,439	631
Acquisition of MGE	(975,000)	—	—
Net cash used in investing activities	(1,108,299)	(105,404)	(67,007)
Financing Activities:
Issuance of first mortgage bonds	550,000	—	—
Maturity of first mortgage bonds	(25,000)	—	(25,000)
Issuance (Repayment) of short-term debt - net	33,900	(5,900)	(83,650)
Notes Payable Issued	25,000	—	—
Change in book overdrafts	(1,255)	1,455	(545)
Issuance of common stock	431,682	4,311	2,549
Non-employee directors’ restricted stock awards	—	(565)	(494)
Dividends paid	(42,518)	(36,896)	(35,821)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(931)	(1,203)	(1,162)
Excess tax benefits from stock-based compensation	1,778	338	314
Other	(2,747)	(57)	(13)
Net cash provided by (used in) financing activities	969,909	(38,517)	(143,822)
Net (Decrease) Increase in Cash and Cash Equivalents	25,524	(15,820)	(43,642)
Cash and Cash Equivalents at Beginning of Year	27,457	43,277	86,919
Cash and Cash Equivalents at End of Year	$52,981	$27,457	$43,277
Supplemental Disclosure of Cash Paid (Refunded) During the Year for:
Interest	$26,304	$24,557	$25,332
Income taxes	(9,375)	1,540	6,860

See the accompanying Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Laclede Group and its subsidiary companies, including the recent acquisition of Missouri Gas Energy (MGE). All subsidiaries are wholly owned. Laclede Gas and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All material intercompany balances have been eliminated from the consolidated financial statements of Laclede Group. Transactions include sales of natural gas and transportation services between subsidiaries. These revenues are shown on the Intersegment revenues lines in the table included in Note 15, Information by Operating Segment.

NATURE OF OPERATIONS - The Laclede Group, Inc. (NYSE: LG), headquartered in St. Louis, Missouri, is a public utility holding company. The Gas Utility segment serves St. Louis and eastern Missouri through Laclede Gas and serves Kansas City and western Missouri through Missouri Gas Energy. Together they provide more than 1.13 million residential, commercial and industrial customers with safe and reliable natural gas service. Laclede’s primary non-utility business, Laclede Energy Resources, Inc., included in the Gas Marketing segment, provides non-regulated natural gas services. The activities of other subsidiaries and the non-regulated activities of Laclede Gas are described in Note 15, Information by Operating Segment, and are included in the Other column.

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

Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. In fiscal year 2013, annual depreciation and amortization expense averaged 3.2% of the original cost of depreciable and amortizable property, compared to 3.1% in both fiscal years 2012 and 2011.

The Utility’s capital expenditures were $128.5 million, $106.7 million, and $67.3 million for fiscal years 2013, 2012, and 2011, respectively. Additionally, the Utility had recorded accruals for capital expenditures totaling $4.7 million at September 30, 2013, $9.7 million at September 30, 2012, and $8.2 million at September 30, 2011. Accrued capital expenditures are excluded from the Statements of Consolidated Cash Flows.

ASSET RETIREMENT OBLIGATIONS - Laclede Group records legal obligations associated with the retirement of long-lived assets in the period in which the obligations are incurred, if sufficient information exists to reasonably estimate the fair value of the obligations. Obligations are recorded as both a cost of the related long-lived asset and as a corresponding liability. Subsequently, the asset retirement costs are depreciated over the life of the asset and the asset retirement obligations are accreted to the expected settlement amounts. The Company has recorded asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of the Utility’s distribution system and general plant. Asset retirement obligations recorded by Laclede Group’s other subsidiaries are not material. As authorized by the MoPSC, the Utility accrues future asset removal costs associated with its property, plant and equipment even if a legal obligation does not exist. Such accruals are provided for through depreciation expense and are recorded with corresponding credits to regulatory liabilities. When the Utility retires depreciable utility plant and equipment, it charges the associated original costs to accumulated depreciation and amortization, and any related removal costs incurred are charged to regulatory liabilities. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognized for financial reporting purposes is a timing difference between recovery of these costs in rates and their recognition for financial reporting purposes.

Accordingly, these differences are deferred as regulatory liabilities. In the rate setting process, the regulatory liability is deducted from the rate base upon which the Utility has the opportunity to earn its allowed rate of return.

As part of the MGE acquisition, the Utility has estimated the asset retirement obligation of MGE’s long-lived assets as of the acquisition date. This allocation of asset retirement obligations is preliminary and will be finalized upon completion of a detailed fair value analysis that is being performed by the Company in the first quarter of fiscal 2014.

The following table presents a reconciliation of the beginning and ending balances of asset retirement obligations at September 30 as reported in the Consolidated Balance Sheets:

(Thousands)	2013	2012
Asset retirement obligations, beginning of year	$40,368	$27,495
Liabilities incurred during the period	801	851
Liabilities settled during the period	(1,089)	(601)
Accretion	2,322	1,637
Revisions in estimated cash flows	—	10,986
Addition of MGE asset retirement obligation	32,152	—
Asset retirement obligations, end of year	$74,554	$40,368

REGULATED OPERATIONS - The Utility accounts for its regulated operations in accordance with ASC Topic 980. This Topic sets forth the application of generally accepted accounting principles in the United States of America (GAAP) for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

(Thousands)	2013	2012
Regulatory Assets:
Future income taxes due from customers	$112,912	$118,997
Pension and postretirement benefit costs	381,395	304,446
Unamortized purchased gas adjustments	17,533	40,674
Purchased gas costs	18,249	18,386
Compensated absences	8,004	7,836
Other	25,387	6,382
Total Regulatory Assets	$563,480	$496,721
Regulatory Liabilities:
Unamortized investment tax credits	$2,900	$3,113
Accrued cost of removal	59,066	55,103
Other	23,494	1,216
Total Regulatory Liabilities	$85,460	$59,432

The regulatory assets are expected to be recovered in rates charged to customers. A portion of the Company's regulatory assets are not earning a return; however, these regulatory assets are expected to be recovered from customers in future rates. Excluding deferred income taxes and purchased gas adjustment items, as of September 30, 2013 and 2012, approximately $17.2 million and $7.8 million, respectively, of regulatory assets were not earning a rate of return. The Company expects these items to be recovered over a period not to exceed 15 years consistent with precedent set by the MoPSC. The portion of the regulatory asset related to pensions and other postemployment benefits that relates to unfunded differences between the projected benefit obligation and plan assets also does not earn a rate of return.

As authorized by the MoPSC, the Utility discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 million are being recovered and amortized on a straight-line basis over a fifteen-year period, without return on investment. Amortization of these costs totaled $9.7 million from December 27, 1999 through September 30, 2013.

NATURAL GAS STORED UNDERGROUND AND PROPANE GAS – For Laclede Gas, inventory of natural gas in storage is priced on a last-in, first-out (LIFO) basis and inventory of propane gas in storage is priced on a first-in, first-out (FIFO) basis. For MGE, inventory of natural gas in storage is priced on a weighted average cost basis. The replacement cost of Laclede Gas' natural gas stored underground for current use at September 30, 2013 and September 30, 2012 was less than the LIFO cost by $13.3 million and $24.3 million, respectively. The carrying value of the Utility inventory is not adjusted to the lower of cost or market prices because, pursuant to both Laclede Gas' and MGE's Purchased Gas Adjustment (PGA) Clauses, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Laclede Group’s other operating segments is recorded at the lower of average cost or market.

BUSINESS COMBINATIONS - The Company's acquisition of MGE was accounted for by the Company using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value. For additional information on the Company's acquisition of MGE, refer to Note 2, MGE Acquisition.

GOODWILL - Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. Laclede Group recorded $247.1 million of goodwill as part of the MGE acquisition.

REVENUE RECOGNITION - The Utility reads meters and bills its customers on monthly cycles. The Utility records its Gas Utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at September 30, 2013 and 2012, for the Utility, were $25.2 million and $11.6 million, respectively.

Laclede Group’s other subsidiaries, including LER, record revenues when earned, either when the product is delivered or when services are performed.

In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales, and, as such, are excluded from the scope of ASC Topic 815, “Derivatives and Hedging.” Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. For additional information on derivative instruments, refer to Note 11, Derivative Instruments and Hedging Activities. Certain of LER’s wholesale purchase and sale transactions entered on or after January 1, 2012 are classified as trading activities for financial reporting purposes. Under GAAP, revenues and expenses associated with trading activities are presented on a net basis in Gas Marketing Operating Revenues in the Statements of Consolidated Income. This net presentation has no effect on operating income or net income.

PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT – As authorized by the MoPSC, the PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. To better match customer billings with market natural gas prices, the Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Certain provisions of the PGA Clause are included below:

•
The Utility has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. The MoPSC clarified that costs, cost reductions, and carrying costs associated with the Utility’s use of natural gas derivative instruments are gas costs recoverable through the PGA mechanism.

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

•
The MoPSC approved a plan applicable to Laclede Gas' gas supply commodity costs under which it retains a portion of cost savings associated with the acquisition of natural gas below an established benchmark level. This gas supply cost management program allows Laclede Gas to retain 10% of cost savings, up to a maximum of $3.0 million annually. Laclede Gas did not record any income under the plan during the three fiscal years reported. Income recorded under the plan, if any, is included in Gas Utility Operating Revenues on the Statements of Consolidated Income.

Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a deferred charge or credit at the end of the fiscal year. These costs include costs and cost reductions associated with the use of derivative instruments and gas inventory carrying costs, amounts due to or from customers related to operation of the gas supply cost management program, refunds received from the Company’s suppliers in connection with gas supply, transportation, and storage services, and carrying costs on such over- or under-recoveries. At that time, the balance is classified as a current asset or current liability and recovered from, or credited to, customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings. The PGA Clause also provides for the treatment of income from off-system sales and capacity release revenues. Pre-tax income from off-system sales and capacity release revenues is shared with customers, with an estimated amount assumed in PGA rates. The difference between the actual amount allocated to customers for each fiscal year and the estimated amount assumed in PGA rates is recovered from, or credited to, customers over an annual period commencing in the subsequent November. The customer share of such income is determined in accordance with the tables below, which is shown for each legacy company (Laclede Gas and MGE) under which the PGA Clauses were approved by the MoPSC.

Laclede Gas
Pre-tax Income	Customer Share	Company Share
First $2 million	100%	—%
Next $2 million	80%	20%
Next $2 million	75%	25%
Amounts exceeding $6 million	70%	30%

MGE
Pre-tax Income	Customer Share	Company Share
First $1.2 million	85%	15%
Next $1.2 million	80%	20%
Next $1.2 million	75%	25%
Amounts exceeding $3.6 million	70%	30%

See the Regulatory and Other Matters section on page 36 of this report for additional information on Laclede Gas' off-system sales.

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

The Utility’s investment tax credits utilized prior to 1986 have been deferred and are being amortized in accordance with regulatory treatment over the useful life of the related property.

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

EARNINGS PER COMMON SHARE - GAAP requires dual presentation of basic and diluted earnings per share (EPS). EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Certain of the Company’s stock-based compensation awards pay nonforfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares, pursuant to the treasury stock method. Shares attributable to non-participating stock options and time-vested restricted stock/units are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. Shares attributable to non-participating performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance and/or market conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. The Company’s EPS computations are presented in Note 5, Earnings Per Common Share.

GROSS RECEIPTS AND SALES TAXES - Gross receipts taxes associated with the Utility's natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Gas Utility Operating Revenues were $40.8 million, $35.9 million, and $43.5 million for fiscal years 2013, 2012, and 2011, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.

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

The levels of the hierarchy are described below:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1, which are either directly or indirectly observable for the asset or liability as of the reporting date. These inputs are derived principally from, or corroborated by, observable market data.

•
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

STOCK-BASED COMPENSATION – The Company measures stock-based compensation awards at fair value at the date of grant and recognizes the compensation cost of the awards over the requisite service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates. Refer to Note 4, Stock-Based Compensation, for further discussion of the accounting for the Company’s stock-based compensation plans.

NEW ACCOUNTING STANDARDS – In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” to amend ASC Topic 210, “Balance Sheet,” to require additional disclosures about financial instruments and derivative instruments that have been presented on a net basis (offset) in the balance sheet. Additionally, information about financial instruments and derivative instruments that are subject to enforceable master netting arrangements or similar agreements, irrespective of whether they are presented net in the balance sheet, is required to be disclosed. The ASU impacts disclosures only and will not require any changes to financial statement presentation. The Company will present the new disclosures retrospectively beginning in the first quarter of fiscal year 2014.

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

2.     ACQUISITION OF MGE
Effective September 1, 2013, Laclede Group completed the purchase of substantially all of the assets and liabilities of Missouri Gas Energy (MGE), a utility engaged in the distribution of natural gas on a regulated basis in western Missouri, from Southern Union Company (SUG), an affiliate of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. The purchase was completed pursuant to the purchase agreement dated December 14, 2012. Under the terms of the purchase agreement, Laclede Group acquired MGE for a purchase price of $975 million. The acquisition was supported through a combination of the issuance of 10.0 million shares of Laclede Group common stock, completed on May 29, 2013, the issuance by Laclede Gas of $450.0 million of first mortgage bonds, completed on August 13, 2013, short-term borrowings, and available cash.
The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. Laclede Group recorded $247.1 million of goodwill as an asset in the consolidated balance sheet, which has been assigned to the Company’s Gas Utility segment.
As part of the MGE acquisition, Laclede Gas has estimated the asset retirement obligation of MGE’s long-lived assets as of the acquisition date. This allocation of asset retirement obligations is preliminary and will be finalized upon completion of a detailed fair value analysis that is being performed by the Company in the first quarter of fiscal 2014.
Under Topic 805, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. During the years ended September 30, 2013 and 2012, Laclede Group incurred $17.0 million and $0.2 million, respectively, of third party pre-tax expenses associated with the transaction. These expenses are included in the Statement of Consolidated Income, with $15.1 million included in Other Operating Expenses and $1.9 million included in Interest on Long-term Debt.

On November 13, 2013, in accordance with Section 3.2 of the purchase agreement for MGE, the Utility provided to SUG a reconciliation of certain balance sheet accounts as of August 31, 2013, the date immediately prior to the closing of the acquisition to the initial valuation date of September 30, 2012. The resulting difference adjusts for changes in the actual net assets transferred to the Utility at closing from the level at September 30, 2012. Section 3.2 also contains a process to resolve any disagreements among the parties, and the Utility plans to adjust cash and goodwill for any change as a result of this process upon final settlement, which is anticipated to be in the first quarter of fiscal 2014.
The amount of revenue and earnings of MGE included in our Statements of Consolidated Income subsequent to the September 1, 2013 acquisition date are as follows:

(Thousands, Except Per Share Amounts)	September 1, 2013 - September 30, 2013
Total net revenues	$21,985
Net Income	1,795
Earnings/(loss) per share:
Basic	$0.07
Diluted	$0.07

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the date of the acquisition:

(Thousands)
Assets:
Utility plant	$671,793
Non-utility property	238
Other investments	3,096
Goodwill	247,078
Other Property and Investments	922,205
Accounts receivable:
Utility	19,963
Other	6,119
Delayed customer billings	10,701
Inventories:
Natural gas stored underground	58,679
Materials and supplies at average cost	3,988
Prepayments and other	487
Total Current Assets	99,937
Deferred Charges:
Regulatory assets	84,014
Other	4,928
Total Deferred Charges	88,942
Total Assets Acquired	$1,111,084

Liabilities:
Accounts payable	$20,154
Wages and compensation accrued	5,088
Customer deposits	8,362
Interest accrued	183
Taxes accrued	17,197
Other	12,620
Total Current Liabilities	63,604
Pension and postretirement benefit costs	24,466
Asset retirement obligations	32,056
Regulatory liabilities	2,249
Other	13,709
Total Deferred Credits and Other Liabilities	72,480
Total Liabilities Assumed	$136,084
Net Assets Acquired	$975,000

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition had occurred on October 1, 2011. The pro forma financial information does not reflect the costs of any integration activities. The pro forma results include estimates and assumptions, which management believes are reasonable. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had MGE been part of the Utility as of the beginning of fiscal year 2012.

	Twelve Months Ended September 30,
(Thousands, Except Per Share Amounts)	2013	2012
Total net revenues	$1,518,201	$1,581,425
Net Income	83,642	81,722
Earnings per share:
Basic	$2.57	$2.52
Diluted	$2.56	$2.51

3.     PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

This footnote includes all pension plans of the Company whether historical plans or those acquired as part of the purchase of certain assets and liabilities of MGE on September 1, 2013. The net pension and postretirement obligations were remeasured at that time as well as at the fiscal year end.

Pension Plans

The Utility has non-contributory, defined benefit, trusteed forms of pension plans covering the majority of its employees. Plan assets consist primarily of corporate and U.S. government obligations and a growth segment consisting of exposure to equity markets, commodities, real estate and inflation-indexed securities, achieved through derivative instruments and investments in diversified mutual funds.

Pension costs in 2013, 2012, and 2011 amounted to $17.5 million, $20.1 million, and $14.3 million, respectively, including amounts charged to construction.

The net periodic pension costs include the following components:

(Thousands)	2013	2012	2011
Service cost – benefits earned during the period	$9,209	$9,203	$9,553
Interest cost on projected benefit obligation	16,959	19,358	18,819
Expected return on plan assets	(19,358)	(19,595)	(18,849)
Amortization of prior service cost	544	592	642
Amortization of actuarial loss	10,724	9,040	10,228
Loss on lump-sum settlements	26,996	20,051	943
Sub-total	45,074	38,649	21,336
Regulatory adjustment	(27,532)	(18,579)	(7,066)
Net pension cost	$17,542	$20,070	$14,270

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2013	2012	2011
Current year actuarial loss (gain)	$17,030	$32,884	$(13,485)
Amortization of actuarial loss	(10,724)	(29,091)	(11,171)
Acceleration of loss recognized due to settlement	(26,996)	—	—
Amortization of prior service cost	(544)	(592)	(642)
Sub-total	(21,234)	3,201	(25,298)
Regulatory adjustment	21,159	(3,510)	24,533
Total recognized in other comprehensive income	$(75)	$(309)	$(765)

Pursuant to the provisions of the Utility pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a MoPSC Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump-sum payments recognized as settlements during fiscal year 2013, 2012, and 2011 were $79.5 million, $60.1 million, and $2.3 million, respectively.

Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for Laclede Gas' qualified pension plan is based on an annual allowance of $4.8 million effective August 1, 2007 and $15.5 million effective January 1, 2011. The recovery in rates for MGE's qualified pension plan is based on an annual allowance of $10.0 million effective February 20, 2010. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

(Thousands)	2013	2012
Benefit obligation, beginning of year	$412,171	$384,163
Service cost	9,209	9,203
Interest cost	16,959	19,358
Actuarial (gain) loss	(23,921)	52,161
MGE acquisition	151,424	—
Settlement loss	24,999	14,348
Gross benefits paid *	(87,023)	(67,062)
Benefit obligation, end of year	$503,818	$412,171
Accumulated benefit obligation, end of year	$444,129	$353,061

*	Includes $79,484 and $60,085 lump-sum payments recognized as settlements in fiscal years 2013 and 2012, respectively.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2013	2012
Fair value of plan assets, beginning of year	$274,130	$247,959
Actual return on plan assets	3,387	53,220
Employer contributions	27,991	40,013
MGE acquisition	126,958	—
Gross benefits paid *	(87,023)	(67,062)
Fair value of plan assets, end of year	$345,443	$274,130
Funded status of plans, end of year	$(158,375)	$(138,041)

*	Includes $79,484 and $60,085 lump-sum payments recognized as settlements in fiscal years 2013 and 2012, respectively.

The following table sets forth the amounts recognized in the Consolidated Balance Sheets at September 30:

(Thousands)	2013	2012
Current liabilities	$(442)	$(468)
Noncurrent liabilities	(157,933)	(137,573)
Total	$(158,375)	$(138,041)
Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic pension cost consist of:
Net actuarial loss	$115,775	$136,464
Prior service costs	4,467	5,011
Sub-total	120,242	141,475
Adjustments for amounts included in Regulatory Assets	(116,686)	(137,845)
Total	$3,556	$3,630

At September 30, 2013, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic pension cost during fiscal year 2014:

(Thousands)	2014
Amortization of net actuarial loss	$7,088
Amortization of prior service cost	497
Sub-total	7,585
Regulatory adjustment	(7,196)
Total	$389

The assumptions used to calculate net periodic pension costs are as follows:

	2013	2012	2011
Weighted average discount rate*	3.95%	5.10%	4.75%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	7.75%	7.75%	8.00%

*	Weighted average discount rate assumption for the MGE pension plan is 5.05%.

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

The assumptions used to calculate the benefit obligations are as follows:

	2013	2012
Weighted average discount rate *	4.70%	3.95%
Weighted average rate of future compensation increase	3.00%	3.00%

*	Weighted average discount rate assumption for the MGE pension plan is 5.00%.

Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

(Thousands)	2013	2012
Projected benefit obligation	$503,818	$412,171
Accumulated benefit obligation	444,129	353,061
Fair value of plan assets	345,443	274,130

Following are the targeted and actual plan assets by category as of September 30 of each year:

	Target	2013 Actual	2012 Actual
Growth Strategy
Equity Markets	42.5%	45.9%	37.3%
Commodities	2.5%	1.6%	2.2%
Real Estate	2.5%	3.0%	2.2%
Inflation-Indexed Securities	2.5%	1.4%	2.2%
Debt Securities	50.0%	43.3%	41.1%
Other*	—%	4.8%	15.0%
Total	100.0%	100.0%	100.0%
* Other investments in 2013 consist of cash equivalents. The relatively large cash position at September 30, 2012 was due to a transition taking place between investment managers and was invested in debt securities in a matter of days.

The Utility's investment policy is designed to maximize, to the extent possible, the funded status of the plan over time, and minimize volatility of funding and costs. The policy seeks to maximize investment returns consistent with these objectives and he Utility’s tolerance for risk. The duration of plan liabilities and the impact of potential changes in asset values on the funded status are fundamental considerations in the selection of plan assets. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with the policy. The policy seeks to avoid significant concentrations of risk by investing in a diversified portfolio of assets. Investments in corporate, U.S. government and agencies, and, to a lesser extent, international debt securities seek to provide duration matching with plan liabilities, and typically have investment grade ratings and reflect allocations across various entities and industries. During 2012, exposures to additional asset types were added to the target portfolio: commodities, real estate and inflation-indexed securities. The investment policy permits the use of derivative instruments, which may be used to achieve the desired market exposure of an index, adjust portfolio duration, or rebalance the total portfolio to the target asset allocation. The Growth Strategy utilizes a combination of derivative instruments and debt securities to achieve diversified exposure to equity and other markets while generating returns from the fixed-income investments and providing further duration matching with the liabilities. The assets acquired with the MGE pension plan include diversified funds that are equity-oriented and larger holdings of cash. These are being evaluated along with the liabilities of the MGE plan. Performance and compliance with the guidelines is regularly monitored. The policy calls for increased allocations to debt securities as the funded status improves.

Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Pensions from Qualified Trust	Pensions from Laclede Gas Funds
2014	$22.9	$0.4
2015	25.3	0.5
2016	27.2	0.5
2017	30.8	0.6
2018	34.2	0.6
2019 – 2023	227.2	4.5

The funding policy of the Utility is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal year 2014 are anticipated to be $24.0 million into the qualified trusts, and $0.4 million into the non-qualified plans.

Postretirement Benefits

The Utility provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs in 2013, 2012, and 2011 amounted to $9.5 million, $9.5 million, and $9.1 million, respectively, including amounts charged to construction.

Net periodic postretirement benefit costs consisted of the following components:

(Thousands)	2013	2012	2011
Service cost – benefits earned during the period	$10,162	$8,060	$7,676
Interest cost on accumulated postretirement benefit obligation	5,234	5,521	4,843
Expected return on plan assets	(4,447)	(3,965)	(3,646)
Amortization of transition obligation	93	136	136
Amortization of prior service credit	3	(2,072)	(2,328)
Amortization of actuarial loss	5,300	4,261	4,443
Sub-total	16,345	11,941	11,124
Regulatory adjustment	(6,821)	(2,417)	(2,071)
Net postretirement benefit cost	$9,524	$9,524	$9,053

Other changes in plan assets and postretirement benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2013	2012	2011
Current year actuarial loss	$16,300	$10,138	$1,696
Amortization of actuarial loss	(5,300)	(4,261)	(4,443)
Amortization of prior service credit	(3)	2,072	2,328
Amortization of transition obligation	(93)	(136)	(136)
Sub-total	10,904	7,813	(555)
Regulatory adjustment	(10,904)	(7,813)	555
Total recognized in other comprehensive income	$—	$—	$—

Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for Laclede Gas' postretirement benefit plans is based on an annual allowance of $7.6 million effective August 1, 2007 and $9.5 million effective January 1, 2011. The difference between these amounts and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

(Thousands)	2013	2012
Benefit obligation, beginning of year	$127,217	$103,991
Service cost	10,162	8,060
Interest cost	5,234	5,521
Actuarial loss (gain)	17,514	15,895
MGE acquisition	28,444	—
Gross benefits paid	(8,449)	(6,250)
Benefit obligation, end of year	$180,122	$127,217

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2013	2012
Fair value of plan assets at beginning of year	$67,442	$51,744
Actual return on plan assets	5,660	9,722
Employer contributions	16,596	12,226
MGE acquisition	30,396	—
Gross benefits paid	(8,449)	(6,250)
Fair value of plan assets, end of year	$111,645	$67,442
Funded status of plans, end of year	$(68,477)	$(59,775)

The following table sets forth the amounts recognized in the Consolidated Balance Sheets at September 30:

(Thousands)	2013	2012
Noncurrent assets	$2,543	$—
Current liabilities	(300)	(790)
Noncurrent liabilities	(70,720)	(58,985)
Total	$(68,477)	$(59,775)
Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic postretirement benefit cost consist of:
Net actuarial loss	$63,573	$52,573
Prior service credit	(27)	(24)
Transition obligation	—	93
Sub-total	63,546	52,642
Adjustments for amounts included in Regulatory Assets	(63,546)	(52,642)
Total	$—	$—

At September 30, 2013, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during fiscal year 2014:

(Thousands)
Amortization of net actuarial loss	$6,021
Amortization of prior service cost	(4)
Sub-total	6,017
Regulatory adjustment	(6,017)
Total	$—

The assumptions used to calculate net periodic postretirement benefit costs are as follows:

	2013	2012	2011
Weighted average discount rate *	3.80%	5.05%	4.70%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets **	7.75%	7.75%	8.00%

*	Weighted average discount rate assumption for the MGE postretirement plan is 5.05%.
**    Expected long-term rate of return on plan assets assumption for the MGE postretirement plan is 5.75%.

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

The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2013	2012
Weighted average discount rate *	4.60%	3.80%
Weighted average rate of future compensation increase	3.00%	3.00%

*	Weighted average discount rate assumption for the MGE postretirement plan is 4.95%.

The assumed medical cost trend rates at September 30 are as follows:

	2013	2012
Medical cost trend assumed for next year	7.50%	7.00%
Rate to which the medical cost trend rate is assumed to decline (the ultimate medical cost trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend	2020	2017

The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

(Thousands)	1% Increase	1% Decrease
Effect on net periodic postretirement benefit cost	$1,520	$(1,390)
Effect on accumulated postretirement benefit obligation	7,060	(6,580)

Following are the targeted and actual plan assets by category as of September 30 of each year:

	Target	2013 Actual	2012 Actual
Equity Securities	60.0%	59.0%	59.0%
Debt Securities	40.0%	39.0%	39.0%
Other	—%	2.0%	2.0%
Total	100.0%	100.0%	100.0%

Missouri state law provides for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. The Utility established Voluntary Employees’ Beneficiary Association and Rabbi trusts as its external funding mechanisms. The Utility’s investment policy seeks to maximize investment returns consistent with the Utility's tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored. The Utility's current investment policy targets an asset allocation of 60% to equity securities and 40% to debt securities, excluding cash held in short-term debt securities for the purpose of making benefit payments. The Utility currently invests in a mutual fund which is rebalanced on an ongoing basis to the target allocation. The mutual fund is diversified across U.S. stock and bond markets.

Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Benefits Paid from Qualified Trust	Benefits Paid from Laclede Gas Funds
2014	$9.5	$0.3
2015	9.9	0.3
2016	10.7	0.3
2017	11.7	0.4
2018	12.8	0.4
2019 – 2023	84.1	2.2

The Utility's funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Contributions to the postretirement plans in fiscal year 2014 are anticipated to be $19.2 million to the qualified trusts, and $0.3 million paid directly to participants from Laclede Gas funds.

Other Plans

The Utility sponsors 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. The Utility provides a match of such contributions within specific limits. The cost of the defined contribution plans of the Utility amounted to $5.0 million, $3.8 million, and $3.6 million for fiscal years 2013, 2012, and 2011, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets

The table below categorizes the fair value measurements of the Utility's’ pension plan assets:

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2013
Cash and cash equivalents	$18,177	$—	$—	$18,177
Stock/Bond mutual fund	—	115,817	—	115,817
Debt Securities
U.S. bond mutual funds	17,682	—	—	17,682
U.S. government	—	55,743	—	55,743
U.S. corporate	—	110,925	—	110,925
U.S. municipal	—	6,799	—	6,799
International	—	21,594	—	21,594
Derivative instruments (a)	—	(1,294)	—	(1,294)
Total	$35,859	$309,584	$—	$345,443

As of September 30, 2012
Cash and cash equivalents	$57,614	$—	$—	$57,614
Debt Securities
U.S. bond mutual funds	36,767	—	—	36,767
U.S. government	—	57,925	—	57,925
U.S. corporate	—	93,169	—	93,169
U.S. municipal	—	9,493	—	9,493
International	—	18,885	—	18,885
Derivative instruments (b)	—	277	—	277
Total	$94,381	$179,749	$—	$274,130

(a)	Derivative assets of $4,186 net of cash margin payable of $5,480.

(b)	Derivative assets of $3,027 net of cash margin payable of $2,750.

The table below categorizes the fair value measurements of The Utility's postretirement plan assets:

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2013
Cash and cash equivalents	$1,411	$—	$—	$1,411
U.S. stock/bond mutual fund	110,234	—	—	110,234
Total	$111,645	$—	$—	$111,645

As of September 30, 2012
Cash and cash equivalents	$1,106	$—	$—	$1,106
U.S. stock/bond mutual fund	66,336	—	—	66,336
Total	$67,442	$—	$—	$67,442

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

4.     STOCK-BASED COMPENSATION

The Laclede Group 2006 Equity Incentive Plan (the 2006 Plan) was amended and approved at the annual meeting of shareholders of Laclede Group on January 26, 2012, as discussed below. The purpose of the 2006 Plan is to encourage directors, officers, and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation Committee (Committee) of the Board of Directors may grant awards under the 2006 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Committee. Under the terms of the 2006 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. Effective February 1, 2012, members of the Company’s Board of Directors are also eligible to participate in the 2006 Plan and no additional awards will be granted under the Restricted Stock Plan for Non-Employee Directors. The 2006 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award, with pro rata vesting permitted during the minimum three year vesting period. The maximum number of shares reserved for issuance under the 2006 Plan is 1,250,000. The 2006 Plan replaced the Laclede Group Equity Incentive Plan (the 2003 Plan). Shares reserved under the 2003 Plan, other than those needed for currently outstanding awards, were canceled upon shareholder approval of the 2006 Plan.

The Company issues new shares to satisfy employee restricted stock awards and stock option exercises. Prior to February 1, 2012, shares for non-employee directors were purchased on the open market.

Restricted Stock Awards

During fiscal year 2013, the Company granted 108,419 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $34.49 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2014. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting, but are subject to forfeiture if the underlying share units do not vest. The number of share units that will ultimately vest is dependent upon the attainment of certain levels of earnings and other strategic goals, as well as the Company’s level of total shareholder return (TSR) during the performance period relative to a comparator group of companies. This TSR provision is considered a market condition under GAAP and is discussed further below.

The weighted average grant date fair value of performance-contingent restricted shares and share units granted during fiscal years 2012 and 2011 was $36.55 and $30.68 per share, respectively.

Fiscal year 2013 activity of restricted stock and restricted stock units subject to performance and/or market conditions is presented below:

	Shares/ Units	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2012	232,403	$30.89
Granted (maximum shares that can be earned)	108,419	$34.49
Vested	(47,436)	$27.61
Forfeited	(51,118)	$26.11
Nonvested at September 30, 2013	242,268	$34.15

During fiscal year 2013, the Company granted 43,924 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $40.03 per share. These shares were awarded on October 1, 2012 and December 3, 2012 and vest October 1, 2014 and December 1, 2015, respectively. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal year 2012 and 2011 was $39.72 and $35.93 per share, respectively.

During fiscal year 2013, the Company granted 15,200 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $39.92 per share. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2012 and 2011 was $41.36 and $39.48 per share, respectively. These shares were granted under the Restricted Stock Plan for Non-Employee Directors and vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquired the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights. As discussed above, effective February 1, 2012, any awards to non-employee directors will be made pursuant under The Laclede Group 2006 Equity Incentive Plan.

Time-vested restricted stock and stock unit activity for fiscal year 2013 is presented below:

	Shares/ Units	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2012	115,115	$36.54
Granted	59,124	$40.00
Vested	(43,785)	$34.95
Forfeited	(11,050)	$38.61
Nonvested at September 30, 2013	119,404	$38.64

During fiscal year 2013, 91,221 shares of restricted stock and stock units (performance-contingent and time-vested), awarded on November 4, 2008, December 1, 2009, January 4, 2010, May 3, 2010, and July 1, 2010 vested. The Company withheld 23,311 of the vested shares at a weighted average price of $39.96 per share pursuant to elections by employees to satisfy tax withholding obligations. During fiscal year 2012, 90,839 shares of restricted stock (performance-contingent and time-vested), awarded on February 14, 2008, November 5, 2008, and March 31, 2009, vested. The Company withheld 30,052 of these vested shares at a weighted average price of $40.02 per share pursuant to elections by employees to satisfy tax withholding obligations. During fiscal year 2011, 94,500 shares of performance-contingent restricted stock, awarded on December 5, 2007, vested. The Company withheld 32,373 of these vested shares at a weighted average price of $35.90 per share pursuant to elections by employees to satisfy tax withholding obligations.

The total fair value of restricted stock (performance-contingent and time-vested) vested during fiscal years 2013, 2012, and 2011 was $3.8 million, $4.2 million, and $3.6 million, respectively, and the related actual tax benefit realized was $1.4 million, $1.6 million, and $1.4 million, respectively.

Stock Option Awards

No stock options were granted during fiscal years 2013, 2012, and 2011. Stock option activity for fiscal year 2013 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at September 30, 2012	214,000	$31.02
Granted	—	$—
Exercised	(80,500)	$29.61
Forfeited	—	$—
Expired	—	$—
Outstanding at September 30, 2013	133,500	$31.87	2.8	$1,752
Fully Vested and Expected to Vest at September 30, 2013	133,500	$31.87	2.8	$1,752
Exercisable at September 30, 2013	133,500	$31.87	2.8	$1,752

Exercise prices of options outstanding at September 30, 2013 range from $28.85 to $34.95. During fiscal year 2013, cash received from the exercise of stock options was $2.7 million, the intrinsic value of the options exercised was $1.0 million and the related actual tax benefit realized was $0.4 million. During fiscal year 2012, cash received from the exercise of stock options was $2.5 million, the intrinsic value of the options exercised was $1.0 million and the related actual tax benefit realized was $0.4 million. During fiscal year 2011, cash received from the exercise of stock options was $0.9 million, the intrinsic value of the options exercised was $0.2 million and the related actual tax benefit realized was $0.1 million.

The closing price of the Company’s common stock was $45.00 at September 30, 2013.

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

The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, is estimated using the closing price of the Company’s stock on the date of the grant. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value of the awards subject to the TSR provision awarded during fiscal years 2013, 2012, and 2011 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2013	2012	2011
Risk free interest rate	0.32%	0.39%	0.79%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	19.60%	23.21%	33.42%
Vesting period	2.8 years	2.8 years	2.8 years

The risk free interest rate was based on the yield on U.S. Treasury securities matching the vesting period. The expected volatility is based on the historical volatility of the Company’s stock. Volatility assumptions were also made for each of the companies included in the comparator group. The vesting period is equal to the performance period set forth in the terms of the award.

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

(Thousands)	2013	2012	2011
Total equity compensation cost	$4,453	$2,707	$3,980
Compensation cost capitalized	(1,366)	(808)	(924)
Compensation cost recognized in net income	3,087	1,899	3,056
Income tax benefit recognized in net income	(1,182)	(733)	(1,179)
Compensation cost recognized in net income, net of income tax	1,905	1,166	1,877

As of September 30, 2013, there was $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

5.     EARNINGS PER COMMON SHARE

(Thousands, Except Per Share Amounts)	2013	2012	2011
Basic EPS:
Net Income	$52,758	$62,640	$63,825
Less: Income allocated to participating securities	245	340	497
Net Income Available to Common Shareholders	$52,513	$62,300	$63,328
Weighted Average Shares Outstanding	25,875	22,262	22,099
Earnings Per Share of Common Stock	$2.03	$2.80	$2.87
Diluted EPS:
Net Income	$52,758	$62,640	$63,825
Less: Income allocated to participating securities	245	340	496
Net Income Available to Common Shareholders	$52,513	$62,300	$63,329
Weighted Average Shares Outstanding	25,875	22,262	22,099
Dilutive Effect of Stock Options, Restricted Stock, and Restricted Stock Units	77	78	72
Weighted Average Diluted Shares	25,952	22,340	22,171
Earnings Per Share of Common Stock	$2.02	$2.79	$2.86
Outstanding Shares Excluded from the Calculation of Diluted EPS Attributable to:
Antidilutive stock options	—	—	—
Restricted stock and stock units subject to performance and/or market conditions	188	195	203
Total	188	195	203

6.     STOCKHOLDER'S EQUITY

Total shares of common stock outstanding were 32.70 million and 22.54 million at September 30, 2013 and 2012, respectively.

Common stock and paid-in capital increased $435.8 million in fiscal year 2013. The issuance of 44,074 common shares under the Dividend Reinvestment and Stock Purchase Plan increased common stock and paid-in capital by $1.8 million. The remaining $434.0 million increase was due to the issuance of 10,005,000 shares in May 2013, stock-based compensation costs and the issuance of 108,331 shares of common stock under the Equity Incentive Plan. Common stock and paid-in capital increased $5.0 million in fiscal year 2012. The issuance of 46,107 common shares under the Dividend Reinvestment and Stock Purchase Plan increased common stock and paid-in capital by $1.8 million. The remaining $3.2 million increase was primarily due to stock-based compensation costs and the issuance of 62,590 shares of common stock under the Equity Incentive Plan. Substantially all of the Utility's plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on the Utility's ability to pay cash dividends on its common stock.

These provisions are applicable regardless of whether the stock is publicly held or, as has been the case since the formation of Laclede Group, held solely by the Utility’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953, would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8 million plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953, to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2013 and 2012, the amount under the mortgage’s formula that was available to pay dividends was $833 million and $355 million, respectively. Thus, all of the Utility’s retained earnings were free from such restrictions as of those dates. The substantial increase in 2013 was primarily due to the issuance of stock to Laclede Group to fund a portion of the MGE acquisition.

Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 285,222 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 194,246 and 186,919 shares at September 30, 2013 and November 26, 2013, respectively, remaining available for issuance under this Form S-3. The Company filed this Form S-3 on July 29, 2011.

On August 6, 2013, Laclede Group and Laclede Gas filed with the SEC a joint shelf registration statement on Form S-3 for issuance of various types of debt and equity securities, which registration statement will expire August 5, 2016. Bonds totaling $450 million were issued by Laclede Gas from this shelf registration statement on August 13, 2013. The amount, timing, and type of additional financing to be issued under this shelf registration statement will depend on cash requirements and market conditions.

The Utility has authority from the MoPSC to issue up to $518 million in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital. This authorization was originally effective through June 30, 2013. In August 2012, the Utility filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension was approved October 24, 2012, to be effective on November 23, 2012. At September 30, 2013, $370.8 million remained under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.

The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the
Consolidated Balance Sheets at September 30 were as follows:

(Thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance at September 30, 2011	$320	$(2,420)	$(2,100)
Current-period change	(2,206)	190	(2,016)
Balance at September 30, 2012	(1,886)	(2,230)	(4,116)
Current-period change	3,281	48	3,329
Balance at September 30, 2013	1,395	(2,182)	(787)

Income tax expense (benefit) recorded for items of other comprehensive income reported in the Statements of Consolidated Comprehensive Income is calculated by applying statutory federal, state, and local income tax rates applicable to ordinary income. The tax rates applied to individual items of other comprehensive income are similar within each reporting period.

7.	LONG-TERM DEBT

Maturities on long-term debt for the five fiscal years subsequent to September 30, 2013 are as follows:

2014	—
2015	—
2016	—
2017	—
2018	$100	million

On October 15, 2012, the Utility paid at maturity $25 million principal amount of 6 1/2% first mortgage bonds. This maturity was funded through short-term borrowings. Laclede Group issued $25 million of 3.31% 10-year unsecured notes in a private placement on December 14, 2012 and the Utility issued $100 million of first mortgage bonds in a private placement on March 15, 2013, that had been committed to in August 2012. Of this $100 million, $55 million were issued at 3.00% for a 10-year term, maturing in March 2023, and $45 million were issued at 3.40% for a 15-year term, maturing in March 2028. The proceeds were used for the repayment of short-term debt and general corporate purposes. The Utility issued $450 million of first mortgage bonds on August 13, 2013. Of this $450 million, $100 million was issued at 2.00% maturing in August 2018, $250 million was issued at 3.40% maturing in August 2023, and $100 million was issued at 4.625% maturing in August 2043. The proceeds were used to fund a portion of the MGE acquisition.
At September 30, 2013, the Company had fixed-rate long-term debt totaling $915 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Of the Company’s $915 million in long-term debt, $50 million have no call options, $435 million have make-whole call options, $350 million are callable at par three to six months prior to maturity and $80 million are callable at par beginning in October 2013. None of the debt has any put options.
On August 6, 2013, Laclede Group and Laclede Gas filed with the SEC a joint shelf registration statement on Form S-3 for issuance of various types of debt and equity securities, which expires August 5, 2016. Bonds totaling $450 million were issued by Laclede Gas from this registration statement on August 13, 2013. The amount, timing, and type of additional financing to be issued under these shelf registrations will depend on cash requirements and market conditions.
The Utility has authority from the MoPSC to issue up to $518 million in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital. This authorization was originally effective through June 30, 2013. In August 2012, the Utility filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension was approved October 24, 2012, to be effective on November 23, 2012. At November 26, 2013, $370.8 million remained under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.
Substantially all of the Utility plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on the Utility's ability to pay cash dividends on its common stock, which are described more fully in Note 6, Stockholders’ Equity.
At September 30, 2013 and 2012, the Utility had authorized 1,480,000 shares of preferred stock, but none were issued and outstanding.
For information on additional financing commitments, refer to Note 16, Commitments and Contingencies.

8.	NOTES PAYABLE AND CREDIT AGREEMENTS

The Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. On September 3, 2013, the Utility entered into a new syndicated line of credit for $450 million with nine banks, which will expire in September 2018. The largest portion provided by a single bank is 15.6%. The previous syndicated line of credit agreement was terminated at that time.

The Utility’s line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On September 30, 2013, total debt was 48% of total capitalization.

Information about the Laclede Group’s short-term borrowings (excluding intercompany borrowings) during the 12 months ended September 30, and as of September 30, is presented below for 2013 and 2012:

Commercial Paper Borrowings
Twelve Months Ended September 30, 2013
Weighted average borrowings outstanding	$34.2 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 – $99.4 million
As of September 30, 2013
Borrowings outstanding at end of period	$74.0 million
Weighted average interest rate	0.3%
Twelve Months Ended September 30, 2012
Weighted average borrowings outstanding	$43.8 million
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0 – $133.5 million
As of September 30, 2012
Borrowings outstanding at end of period	$40.1 million
Weighted average interest rate	0.2%

Short-term cash requirements outside of the Utility have generally been met with internally-generated funds. On September 3, 2013, Laclede Group entered into a new $150 million in a syndicated line of credit, which expires September 2018. The previous syndicated line of credit agreement was terminated at that time. Laclede Group's line of credit has covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 49% on September 30, 2013. Occasionally, Laclede Group’s lines may be used to provide for the funding needs of various subsidiaries. There were no borrowings under Laclede Group’s lines during fiscal years 2013 and 2012.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis at September 30, 2013 and 2012 are as follows:

			Classification of Estimated Fair Value
(Thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2013
Cash and cash equivalents	$52,981	$52,981	$52,824	$157	$—
Short-term debt	74,000	74,000	—	74,000	—
Long-term debt, including current portion	912,712	954,126	—	954,126	—

As of September 30, 2012
Cash and cash equivalents	$27,457	$27,457	$17,380	$10,077	$—
Short-term debt	40,100	40,100	—	40,100	—
Long-term debt, including current portion	364,416	452,768	—	452,768	—

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 10, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

10.    FAIR VALUE MEASUREMENTS

The following table categorizes the assets and liabilities in the Consolidated Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2013
Assets
U. S. Stock/Bond Mutual Funds	$14,500	$—	$—	$—	$14,500
NYMEX/ICE natural gas contracts	4,333	330	—	(2,145)	$2,518
OTCBB natural gas contracts	—	232	—	(232)	—
NYMEX gasoline and heating oil contracts	105	—	—	(105)	$—
Natural gas commodity contracts	—	1,129	150	(495)	$784
Total	$18,938	$1,691	$150	$(2,977)	$17,802
Liabilities
NYMEX/ICE natural gas contracts	$3,687	$321	$—	$(4,008)	$—
OTCBB natural gas contracts	—	5,443	—	(232)	$5,211
NYMEX gasoline and heating oil contracts	—	—	—	—	$—
Natural gas commodity contracts	—	1,140	40	(495)	$685
Total	$3,687	$6,904	$40	$(4,735)	$5,896
As of September 30, 2012
Assets
U. S. Stock/Bond Mutual Funds	$13,187	$—	$—	$—	$13,187
NYMEX/ICE natural gas contracts	7,411	994	—	(8,405)	$—
NYMEX gasoline and heating oil contracts	344	—	—	(344)	$—
Natural gas commodity contracts	—	3,060	113	(299)	$2,874
Total	$20,942	$4,054	$113	$(9,048)	$16,061
Liabilities
NYMEX/ICE natural gas contracts	$12,253	$1,891	$—	$(14,144)	$—
NYMEX gasoline and heating oil contracts	—	—	—	—	$—
Natural gas commodity contracts	—	428	4	(299)	$133
Total	$12,253	$2,319	$4	$(14,443)	$133

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of identical securities. Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX. Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using Over The Counter Bulletin Board (OTCBB), broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Company’s policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. The following is a reconciliation of the Level 3 beginning and ending net derivative balances:

(Thousands)	2013	2012
Beginning of period	$109	$13
Settlements	(269)	(54)
Net losses related to derivatives not held at end of period	(99)	(68)
Net gains related to derivatives still held at end of period	369	218
End of period	$110	$109

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

The Utility has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation and permits the Utility to hedge up to 70% of its normal volumes purchased for up to a 36-month period. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs, subject to prudence review by the MoPSC. Accordingly, the Utility does not expect any adverse earnings impact as a result of the use of these derivative instruments. The Utility does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, “Regulated Operations,” and, as a result, have no direct impact on the Statements of Consolidated Income. The timing of the operation of the PGA Clause may cause interim variations in short-term cash flows, because the Utility is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA Clause.

From time to time, the Utility purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At September 30, 2013, Laclede Gas held 0.3 million gallons of gasoline futures contracts at an average price of $2.23 per gallon. Most of these contracts, the longest of which extends to April 2014, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815. The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, which includes its wholly owned subsidiary LER Storage Services, Inc., enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2013, the fair values of 67.4 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 58.5 million MMBtu will settle during fiscal year 2014, 8.1 million MMBtu will settle during fiscal year 2015, while the remaining 0.8 million MMBtu will settle during fiscal year 2016. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures, swap, and option contracts to lock in margins. At September 30, 2013, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX and ICE natural gas futures, swap, and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2013, it is expected that approximately $2.3 million of pretax losses will be reclassified into the Statements of Consolidated Income during fiscal year 2014. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX/ICE and OTCBB natural gas futures and swap positions at September 30, 2013 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
NYMEX/ICE open short futures/swap positions
Fiscal 2014	—	$—	12.91	$3.98
Fiscal 2015	—	—	0.06	4.21
NYMEX/ICE open long futures/swap positions
Fiscal 2014	7.26	$3.99	1.71	$3.94
Fiscal 2015	0.94	3.84	0.19	4.06
Fiscal 2016	—	—	0.02	4.15
OTCBB open long futures
Fiscal 2014	16.81	$3.97	—	$—
Fiscal 2015	7.58	4.22	—	—

At September 30, 2013, the Utility and LER also had 23.6 million MMBtu and 0.0 million MMBtu, respectively, of other price mitigation in place through the use of NYMEX and OTCBB natural gas option-based strategies.

In February 2013, Laclede Group entered into certain interest rate swap agreements, with a notional amount of $355 million, to effectively lock in interest rates on a portion of the long-term debt it anticipated issuing to finance its acquisition of Missouri Gas Energy (MGE). These derivative instruments had been designated as cash flow hedges of forecasted transactions. These forward starting swaps involve the payment of a fixed interest rate and the receipt of a floating interest rate (the London Interbank Offered Rate, also known as LIBOR) over the terms specified in the contracts. On August 6, 2013, the interest rate swap agreements were terminated and the settlement resulted in a $20.8 million gain by Laclede Group. The Company assigned the gain as a regulatory liability since the interest rate swaps were entered into to hedge the interest payments on the $450 million of long-term debt issued on August 13, 2013 by Laclede Gas.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income
	Location of Gain (Loss)
(Thousands)	Recorded in Income	2013	2012	2011
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
NYMEX/ICE natural gas contracts		$4,923	$4,505	$5,226
NYMEX gasoline and heating oil contracts		123	297	355
Total		$5,046	$4,802	$5,581
Effective portion of gain (loss) reclassified from AOCI to income:
NYMEX/ICE natural gas contracts	Gas Marketing Operating Revenues	$(4)	$18,929	$7,443
	Gas Marketing Operating Expenses	(509)	(10,532)	(9,770)
Sub-total		$(513)	$8,397	$(2,327)
NYMEX gasoline and heating oil contracts	Gas Utility Other Operation Expenses	211	—	466
Total		$(302)	$8,397	$(1,861)
Ineffective portion of gain (loss) on derivatives recognized in income:
NYMEX/ICE natural gas contracts	Gas Marketing Operating Revenues	$(420)	$(36)	$966
	Gas Marketing Operating Expenses	(239)	(263)	(1,322)
Sub-total		$(659)	$(299)	$(356)
NYMEX gasoline and heating oil contracts	Gas Utility Other Operation Expenses	(127)	175	12
Total		$(786)	$(124)	$(344)
Derivatives Not Designated as Hedging Instruments*
Gain (loss) recognized in income on derivatives:
Natural gas commodity contracts	Gas Marketing Operating Revenues	$(78)	$3,782	$(660)
	Gas Marketing Operating Expenses	—	687	4,229
NYMEX/ICE natural gas contracts	Gas Marketing Operating Revenues	(778)	(615)	(115)
	Gas Marketing Operating Expenses	—	(625)	(3)
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	41	19	37
Total		$(815)	$3,248	$3,488

*
Gains and losses on the Utility’s natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Utility’s PGA Clause and initially recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Consolidated Income. Such amounts are recognized in the Statements of Consolidated Income as a component of Regulated Gas Distribution Natural and Propane Gas operating expenses when they are recovered through the PGA Clause and reflected in customer billings.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2013
	Asset Derivatives*			Liability Derivatives*
(Thousands)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	$2,222		Derivative Instrument Assets	$440
	Other Deferred Charges	22		Other Deferred Charges	11
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	105		Accounts Receivable - Other	—
Sub-total		2,349			451
Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Derivative Instrument Assets	950		Derivative Instrument Assets	100
	Accounts Receivable - Other	1,434		Accounts Receivable - Other	3,455
	Other Deferred Charges	32		Other Deferred Charges	—
OTCBB natural gas contracts	Other Current Liabilities	228		Other Current Liabilities	4,045
	Other Deferred Credits	4		Other Deferred Credits	1,398
Natural gas commodity contracts	Derivative Instrument Assets	991		Derivative Instrument Assets	90
	Other Deferred Charges	20		Other Deferred Charges	137
	Other Current Liabilities	247		Other Current Liabilities	830
	Other Deferred Credits	21		Other Deferred Credits	123
Sub-total		3,927			10,178
Total derivatives		$6,276			$10,629

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	$405		Accounts Receivable - Other	$3,413

NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	334		Accounts Receivable - Other	—
Sub-total		739			3,413
Derivatives not designated as hedging instruments
NYMEX/ICE natural gas contracts	Accounts Receivable - Other	8,000		Accounts Receivable - Other	10,731
	Other Deferred Charges	—		Other Deferred Charges	—
Natural gas commodity contracts	Derivative Instrument Assets	3,150		Derivative Instrument Assets	295
	Other Current Liabilities	4		Other Current Liabilities	137
	Other Deferred Charges	19		Other Deferred Charges	—
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	10		Accounts Receivable - Other	—
Sub-total		11,183			11,163
Total derivatives		$11,922			$14,576

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

(Thousands)	2013	2012
Fair value of asset derivatives presented above	6,276	11,922
Fair value of cash margin receivables offset with derivatives	1,765	5,478
Netting of assets and liabilities with the same counterparty	(4,739)	(14,526)
Total	3,302	2,874

Derivative Instrument Assets, per Consolidated Balance Sheets:
Derivative instrument assets	3,291	2,855
Other deferred charges	11	19
Total	3,302	2,874

Fair value of liability derivatives presented above	10,629	14,576
Fair value of cash margin payables offset with derivatives	6	83
Netting of assets and liabilities with the same counterparty	(4,739)	(14,526)
Derivative instrument liabilities, per Consolidated Balance Sheets	5,896	133

Derivative Instrument Liabilities, per Consolidated Balance Sheets:
Other current liabilities	$4,400	$133
Other deferred credits	1,496	—
Total	$5,896	$133

Additionally, at September 30, 2013 and 2012, the Company had $3.2 million and $10.0 million, respectively, in cash margin receivables not offset with derivatives, that are presented in Accounts Receivable – Other.

12.	CONCENTRATION OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $22.8 million at September 30, 2013. However, due to netting arrangements, there were no net receivable amounts from these customers on that same date. Accounts receivable attributable to utility companies and their marketing affiliates comprised $23.5 million of total accounts receivable at September 30, 2013, while net receivable amounts from these customers, reflecting netting arrangements, were $16.6 million. LER also has concentrations of credit risk with certain individually significant counterparties. At September 30, 2013, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure), were $16.6 million. These five counterparties are either investment-grade rated or owned by investment-grade rated companies. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $14.5 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

13.	INCOME TAXES

The net provisions for income taxes charged during the fiscal years ended September 30, 2013, 2012, and 2011 are as follows:

(Thousands)	2013	2012	2011
Included in Statements of Consolidated Income:
Federal
Current	$(4,173)	$(3,835)	$4,724
Deferred	19,925	26,365	20,602
Investment tax credits	(213)	(213)	(213)
State and local
Current	(301)	(430)	573
Deferred	2,340	4,402	3,496
Total Income Tax Expense	$17,578	$26,289	$29,182

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2013	2012	2011
Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefits	3.5	2.9	2.8
Certain expenses capitalized on books and deducted on tax return	(9.7)	(6.9)	(5.0)
Taxes related to prior years	(1.6)	(0.8)	(0.7)
Other items – net	(2.2)	(0.6)	(0.7)
Effective income tax rate	25.0%	29.6%	31.4%

The significant items comprising the net deferred tax liability recognized in the Consolidated Balance Sheets as of September 30 are as follows:

(Thousands)	2013	2012
Deferred tax assets:
Reserves not currently deductible	$13,933	$16,400
Pension and other postretirement benefits	71,367	73,480
Unamortized investment tax credits	1,799	1,955
Other*	12,522	18,224
Total deferred tax assets	99,621	110,059
Deferred tax liabilities:
Relating to property	341,975	303,474
Regulatory pension and other postretirement benefits	124,871	121,554
Deferred gas costs	7,112	20,652
Other	5,789	26,563
Total deferred tax liabilities	479,747	472,243
Net deferred tax liability	380,126	362,184
Net deferred tax liability – current*	(1,012)	(6,675)
Net deferred tax liability – non-current*	$379,114	$355,509

* The Company periodically invests in tax credits. As of September 30, 2013, $7.1 million of state tax credits are included in Other and Net deferred tax liability. $4.7 million of state tax credits were classified as current. $2.4 million of state tax credits were classified as non-current.

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

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits at September 30 as reported in the Consolidated Balance Sheets:

(Thousands)	2013	2012
Unrecognized tax benefits, beginning of year	$5,810	$5,596
Increases related to prior year tax positions	145	78
Increases related to tax positions taken in current year	1,450	547
Reductions due to lapse of applicable statute of limitations	(5,018)	(411)
Unrecognized tax benefits, end of year	$2,387	$5,810

The amount of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate were $1.9 million and $1.4 million as of September 30, 2013 and 2012, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the Company’s unrecognized tax benefits. The Company does not expect that any such change will be significant to the Consolidated Balance Sheets.

Interest accrued associated with the Company’s uncertain tax positions as of September 30, 2013 and 2012 were $0.1 million and $0.6 million, respectively, and an immaterial amount of penalties were accrued as of September 30, 2013. Interest expense accrued during fiscal year 2013 was $0.1 million, $0.2 million for fiscal year 2012, and $0.2 million for fiscal year 2011. During fiscal year 2013, the Company reversed $0.6 million of accrued interest expense in the Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of state and local jurisdictions. The Company is no longer subject to examination for fiscal years prior to 2010.

In September 2013, the Internal Revenue Service and U.S. Treasury Department released final regulations on the deduction and capitalization of expenditures related to tangible property. The regulations do not address the tax treatment for network assets such as natural gas pipelines. These regulations apply to tax years beginning on or after January 1, 2014. Laclede is evaluating the effects of the regulations, but does not believe that they will have a significant impact on its consolidated financial statements.

14.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

(Thousands)	2013	2012	2011
Interest income	$1,088	$1,309	$1,136
Net investment gain	2,857	3,124	185
Other income	377	811	118
Other income deductions	(1,878)	(1,972)	(1,262)
Other Income and (Income Deductions) – Net	$2,444	$3,272	$177

15.    INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. In the first quarter of fiscal year 2013, the Company retitled its segment names. The Gas Utility segment, previously titled Regulated Gas Distribution, consists of the regulated operations of the Utility and is the core business segment of Laclede Group. The Utility is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, including the City of St. Louis, through Laclede Gas and an area in western Missouri, including Kansas City, through MGE. The Gas Marketing segment, previously titled Non-Regulated Gas Marketing, includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, and LER Storage Services, Inc., which became operational in January 2012 and utilizes natural gas storage contracts for providing natural gas sales. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including, among other activities, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through seven subsidiaries. Other also includes the Utility’s non-regulated business activities, which are comprised of its propane storage and related services. Beginning July 1, 2013, propane-related services were included within Gas Utility operations pursuant to Laclede Gas' most recent rate case. Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from the Utility to LER, propane storage services provided by the Utility to Laclede Pipeline Company, sales of natural gas from LER to the Utility, and propane transportation services provided by Laclede Pipeline Company to the Utility.

Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of net unrealized gains and losses and other timing differences associated with energy-related transactions. Net economic earnings also excludes the after-tax impacts related to acquisition, divestiture, and restructuring activities.

	Gas Utility	Gas Marketing		Other		Eliminations	Consolidated
(Thousands)
Fiscal 2013
Revenues from external customers	$847,224	$165,146		$4,649		$—	$1,017,019
Intersegment revenues	10,538	24,185		1,625		(36,348)	—
Total Operating Revenues	857,762	189,331		6,274		(36,348)	1,017,019
Operating Expenses
Gas Utility
Natural and Propane Gas	469,098	—		—		(35,656)	433,442
Other Operation and Maintenance	180,702	—		—		(360)	180,342
Depreciation and Amortization	48,283	—		—		—	48,283
Taxes, Other than Income Taxes	60,079	—		—		—	60,079
Total Gas Utility Operating Expenses	758,162	—		—		(36,016)	722,146
Gas Marketing	—	176,554	(a)	—		—	176,554
Other	—	—		22,157	(b)	(332)	21,825
Total Operating Expenses	758,162	176,554		22,157		(36,348)	920,525
Operating Income	99,599	12,777		(15,882)		—	96,494
Interest income	947	103		343		(305)	1,088
Interest charges	26,137	135		2,635		(305)	28,602
Income tax expense	19,243	5,162		(6,827)		—	17,578
Net economic earnings	56,635	8,936		(559)		—	65,012
Total assets	2,981,016	163,944		115,560		(135,134)	3,125,386
Capital expenditures	128,496	44		2,248		—	130,788
Fiscal 2012
Revenues from external customers	$763,447	$358,145		$3,883		$—	$1,125,475
Intersegment revenues	1,204	15,330		1,042		(17,576)	—
Total Operating Revenues	764,651	373,475		4,925		(17,576)	1,125,475
Operating Expenses
Gas Utility
Natural and Propane Gas	414,846	—		—		(17,542)	397,304
Other Operation and Maintenance	167,351	—		—		—	167,351
Depreciation and Amortization	40,739	—		—		—	40,739
Taxes, Other than Income Taxes	53,672	—		—		—	$53,672
Total Gas Utility Operating Expenses	676,608	—		—		(17,542)	659,066
Gas Marketing	—	353,286	(a)	—		(3)	353,283
Other	—	—		2,555	(b)	(31)	2,524
Total Operating Expenses	676,608	353,286		2,555		(17,576)	1,014,873
Operating Income	88,043	20,189		2,370		—	110,602
Interest income	1,230	175		371		(467)	1,309
Interest charges	25,156	81		175		(467)	24,945
Income tax expense	17,393	7,966		930		—	26,289
Net economic earnings	48,089	12,273		2,250		—	62,612
Total assets	1,758,952	190,709		102,241		(171,640)	1,880,262
Capital expenditures	106,734	140		1,969		—	108,843

Fiscal 2011
Revenues from external customers	$911,614	$645,042		$19,704		$—	1,576,360
Intersegment revenues	1,576	24,333		1,038		—	26,947
Total Operating Revenues	913,190	669,375		20,742		—	1,603,307
Operating Expenses
Gas Utility
Natural and Propane Gas	549,947	—		—		—	549,947
Other Operation and Maintenance	172,938	—		—		—	172,938
Depreciation and Amortization	39,214	—		—		—	$39,214
Taxes, Other than Income Taxes	60,752	—		—		—	60,752
Total Gas Utility Operating Expenses	822,851	—		—		—	$822,851
Gas Marketing	—	652,567	(a)	—		—	652,567
Other	—	—		9,642	(b)	—	9,642
Total Operating Expenses	822,851	652,567		9,642		—	1,485,060
Operating Income	90,339	16,808		11,100		—	118,247
Interest income	1,057	165		217		(303)	1,136
Interest charges	25,544	14		162		(303)	25,417
Income tax expense	18,694	6,570		3,918		—	29,182
Net economic earnings	46,952	8,962		6,496	(c)	—	62,410
Total assets	1,641,386	175,352		129,176		(162,832)	1,783,082
Capital expenditures	67,304	215		119		—	67,638

(a)
Depreciation and amortization for Gas Marketing is included in Gas Marketing Expenses on the Statements of Consolidated Income ($0.3 million for fiscal year 2013, $0.3 million for fiscal year 2012, and $0.1 million for fiscal year 2011).

(b)
Depreciation, amortization, and accretion for Other is included in the Other Operating Expenses on the Statements of Consolidated Income ($0.6 million for fiscal year 2013, $0.3 million for fiscal year 2012 and $0.2 million for fiscal year 2011).

(c)
Net economic earnings include income realized by the Utility from separate non-regulated sales of propane inventory no longer needed to serve utility customers, of which occurred in fiscal year 2011. This transaction resulted in after-tax earnings totaling $6.1 million.

Reconciliation of Consolidated Net Income to Consolidated Net Economic Earnings
(Thousands)	2013	2012	2011
Net Income (GAAP)	$52,758	$62,640	$63,825
Unrealized loss (gain) on energy-related derivatives	614	(314)	(1,415)
Lower of cost or market inventory adjustments	868	—	—
Realized (gain) loss on economic hedges prior to the sale of the physical commodity	(25)	163	—
Acquisition, divestiture and restructuring activities	10,797	123	—
Net Economic Earnings (Non-GAAP)	$65,012	$62,612	$62,410

16.    COMMITMENTS AND CONTINGENCIES

Commitments

The Utility estimates total Utility capital expenditures for fiscal 2014 at approximately $175 million. In fiscal 2011, the Utility initiated a multi-year project to replace its existing customer relationship and work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At September 30, 2013, the Company was contractually committed to costs of approximately $1.5 million related to this project.

Fiscal year 2014 capital expenditures for non-regulated subsidiaries will depend on the nature and magnitude of investments with the current estimate at $10 million. There are no material contractual commitments at September 30, 2013 related to these estimated capital expenditures.

The Utility and LER have entered into various contracts, expiring on dates through 2019, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2013 are estimated at approximately $981 million. The Utility recovers its costs from customers in accordance with the PGA Clause.

Leases and Guarantees

The lease agreement covering the main office space of the Utility extends through February 2015 with the option to renew for five additional years. The aggregate rental expense for fiscal years 2013, 2012, and 2011 was approximately $1.0 million, $0.9 million, and $0.9 million, respectively. The annual minimum rental payment for fiscal year 2014 is anticipated to be approximately $1.0 million through fiscal year 2015. The annual rental amount for the lease agreement covering MGE's main office space is approximately $0.6 million, and the lease term extends through November 30, 2015.

The Utility has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $2.7 million in fiscal year 2014, $1.8 million in fiscal year 2015, $1.0 million in fiscal year 2016, and $0.4 million in fiscal year 2017, and $0.1 million in fiscal year 2018. The Utility and LER have other relatively minor rental arrangements that provide for minimum rental payments.

A consolidated subsidiary is a general partner in an unconsolidated partnership that invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $1.6 million incurred in connection with various real estate ventures. Laclede Group has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Laclede Group further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.

Contingencies

The Utility owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or the Utility's financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, the Utility may be required to incur additional costs.

Similar to other natural gas utility companies, Laclede Gas Company faces the risk of incurring environmental liabilities. In the natural gas industry, these are typically associated with sites formerly owned or operated by gas distribution companies like Laclede Gas and MGE or its predecessor companies at which manufactured gas operations took place. At this time, Laclede Gas has identified three former manufactured gas plant (MGP) sites where costs have been incurred and claims have been asserted: one in Shrewsbury, Missouri and two in the City of St. Louis, Missouri. Laclede Gas has enrolled the two sites in the City of St. Louis in the Missouri Department of Natural Resources Brownfields/Voluntary Cleanup Program (BVCP). MGE has enrolled all of its owned former manufactured gas plant sites in the BVCP.

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

Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, Laclede Gas stated that it would participate in future environmental response activities at the site in conjunction with other potentially responsible parties that are willing to contribute to such efforts in a meaningful and equitable fashion.

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

MGE has seven owned MGP sites enrolled in the BVCP, including Joplin MGP #1, St. Joseph MGP #1, Kansas City Coal Gas Station B, Kansas City Station A Railroad, Kansas City Coal Gas Station A North, Kansas City Coal Gas Station A South, and Independence MGP #2. The Missouri Department of Natural Resources awarded a Certificate of Completion to Missouri Gas Energy in 2001 for a site located at 20th and Indiana in Kansas City after an initial site analysis and the property was subsequently sold. Source removal has been conducted at all of the owned sites since 2003 with the exception of Joplin, which is in the early stages of site analysis and characterization. Remediation efforts at these sites are at various stages of completion, ranging from groundwater monitoring and sampling following source removal activities to early site characterization in Joplin. As part of its participation in the BVCP, MGE communicates regularly with the Missouri Department of Natural Resources with respect to its remediation efforts and monitoring activities at these sites.

Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. The Utility anticipates that any costs it may incur in the future to remediate these sites, less any amounts received as insurance proceeds or as contributions from other potentially responsible parties, would be deferred and recovered in rates through periodic adjustments approved by the MoPSC. Accordingly, any potential liabilities that may arise associated with remediating these sites are not expected to have a material impact on the future financial position and results of operations of the Utility or the Company.

The MoPSC Staff proposed disallowances related to Laclede Gas' recovery of its gas costs totaling $6.0 million pertaining to Laclede Gas' purchase of gas from a marketing affiliate, LER, applicable to fiscal years 2005 through 2007. The MoPSC staff also proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 through 2011. In a related matter, on October 6, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that Laclede Gas' affiliate transactions and its Cost Allocation Manual (CAM) violated the MoPSC's affiliate transaction rules. Laclede Gas responded with a counterclaim that the MoPSC Staff had failed to adhere to the affiliate transaction rules and the Company's CAM. On July 16, 2013, Laclede Gas, the MoPSC Staff and the Office of the Public Counsel requested MoPSC approval of a unanimous stipulation and agreement resolving the affiliate transaction matters for fiscal years 2005 through 2011, resolving the October 6, 2010 complaint, resolving Laclede Gas' counterclaim, presenting a revised CAM for MoPSC approval, and establishing standards of conduct for gas purchases and sales. While the PSC Staff's disallowances were withdrawn as part of the stipulation, Laclede Gas agreed to a minor adjustment to the off-system sales and capacity release sharing mechanism.

For a three-year period ending September 30, 2016, Laclede Gas' share of the first $2 million in net margin is reduced from 15% to 0%. None of the other sharing percentages are affected, and beginning October 1, 2016, Laclede's sharing percentage of the first $2 million in net margins returns to 15%. The Stipulation and agreement was approved by the MoPSC in an order issued on August 14, 2013.

On July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed stating the Staff failed to adhere to pricing provisions of the MoPSC's affiliate transaction rules and Laclede Gas' Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede's counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On May 19, 2011, the MoPSC's General Counsel filed a petition seeking penalties against Laclede Gas for violation of the 2001 Order. The MoPSC and Laclede Gas agreed to hold the penalty case in abeyance pending the outcome of Laclede's appeal of the November 3, 2010 and February 4, 2011 orders. These Orders were reversed by the Cole County Circuit Court, but later upheld by the Western District Court of Appeals. On March 19, 2013, the Missouri Supreme Court declined Laclede Gas' request to review the opinion of the Western District Court of Appeals. As a result, Laclede Gas produced certain LER documentation that had been requested by the MoPSC Staff and, pursuant to agreement between the MoPSC and Laclede Gas, the MoPSC’s May 2011 penalty case was dismissed.

On June 29, 2010, the Office of Federal Contract Compliance Programs (OFCCP) issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. On July 2, 2013, Laclede Gas executed a Conciliation Agreement with the OFCCP in which the Company did not admit to liability, but agreed to provide make whole relief of back pay and interest to the impacted individuals from 2004-2006. The Company's agreement to provide make whole relief will not have a material effect on the consolidated financial position and results of operations, or cash flows of the Company.

As discussed in Note 11, Derivative Instruments and Hedging Activities, Laclede Gas and LER enter into NYMEX and ICE exchange-traded/cleared derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas and LER to a new brokerage firm. On June 27, 2013, the bankruptcy Trustee issued a statement projecting that MF Global customers would receive a full payout of their claims. As of November 26, 2013, Laclede Gas and LER had $0.2 million and $0.1 million, respectively, on deposit with MF Global that remain unavailable pending final resolution by the bankruptcy trustee. As the Company has recovered 98% of the amount at issue in the MF Global bankruptcy, the total remaining exposure is not considered material.

On February 19, 2013, Heartland Midwest, LLC, a contractor for Time Warner Cable, hit a MGE natural gas line causing a gas leak while directionally boring during underground cable installation. The natural gas leak resulted in an explosion and fire which killed one person, injured approximately seventeen (including three MGE employees who were at the scene), caused major damage to JJ's restaurant, and caused property damage to adjacent buildings. Several lawsuits have been filed in state court in Jackson County, Missouri, alleging wrongful death, personal injury, property damage, and business interruption. The lawsuits are in the early stages of discovery. While the Company's total exposure is not considered material at this time, management plans to vigorously defend the matter and will continue to evaluate its exposure as discovery proceeds. Management believes, after discussion with counsel, that the final outcome of this matter will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

17.    INTERIM FINANCIAL INFORMATION (UNAUDITED)

In the opinion of Laclede Group, the quarterly information presented below for fiscal years 2013 and 2012 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of the Utility.

(Thousands, Except Per Share Amounts)
Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2013
Total Operating Revenues	$307,003	$397,613	$165,289	$147,114
Operating Income (Loss)	42,085	51,849	12,282	(9,722)
Net Income (Loss)	25,568	30,242	6,584	(9,636)
Basic Earnings (Loss) Per Share of Common Stock	1.14	1.34	0.25	(0.30)
Diluted Earnings (Loss) Per Share of Common Stock	1.14	1.34	0.25	(0.30)

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2012
Total Operating Revenues	$410,913	$358,175	$186,849	$169,538
Operating Income	43,105	50,583	15,045	1,869
Net Income (Loss)	25,174	29,684	8,433	(651)
Basic Earnings (Loss) Per Share of Common Stock	1.13	1.33	0.38	(0.03)
Diluted Earnings (Loss) Per Share of Common Stock	1.12	1.32	0.38	(0.03)

All quarters of 2013 reflect transaction costs incurred associated with the acquisition of MGE. The fourth quarter of 2013 includes one month of activity of the operations of MGE, significant transaction costs incurred in the quarter and the interest impact of the debt issued in the quarter. Total impact of all of these during the quarter was a decrease in net income of $5.5 million.

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

(b) Change in Internal Controls

During our fourth fiscal quarter we implemented a new customer care and billing application. The new system and related changes to processes have changed and enhanced our internal control over customer billing and financial reporting. We have taken the necessary steps to test the operating effectiveness of all key controls in the new system and maintain appropriate internal control over financial reporting during fiscal year 2013. Other than the system implementation discussed above, there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included under Item 8, pages 46 through 48.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:

•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement dated December 18, 2013 (2013 proxy statement);

•	our executive officers is reported in Part I of this Form 10-K;

•
compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion in our 2013 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”;

•	Financial Code of Ethics is posted on our website, www.TheLacledeGroup.com, in the Investor Services section under Governance Documents; and,

•
our audit committee, our audit committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2013 proxy statement under the heading “Corporate Governance.”

In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our audit, compensation and corporate governance committees are available on our website, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2013 proxy statement under the headings: “Directors’ Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation.” The 2013 proxy statement also includes the “Compensation Committee Report,” which is deemed furnished and not filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our 2013 proxy statement under “Beneficial Ownership of Laclede Group Common Stock.”

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	338,924	$31.87	550,331
Equity compensation plans not approved by security holders	—	—	—
Total	338,924	31.87	550,331

(1)
Reflects the Company’s Equity Incentive Plan. Included in column (a) are 205,424 nonvested restricted stock units issued under the Equity Incentive Plan for which the weighted average exercise price in column (b) does not take into account.

Information regarding the above referenced plans is set forth in Note 4 of the Notes to Consolidated Financial Statements in this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:

•	our policy and procedures for related party transactions and

•	the independence of our directors
is included in our 2013 proxy statement under “Corporate Governance” and is incorporated by reference. There were no related party transactions in fiscal year 2013.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2013 proxy statement under “Fees of Independent Registered Public Accountant” and “Corporate Governance,” respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedule
			2013 10-K Page
(a)	1.	Financial Statements:

		See Item 8. Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

	2.	Supplemental Schedule

		II – Reserves	98

		Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

	3.	Exhibits	99

		Incorporated herein by reference to Index to Exhibits, page 99.

Item 15(a)(3) See the marked exhibits in the Index to Exhibits, page 99.

(b)		Incorporated herein by reference to Index to Exhibits, page 99.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LACLEDE GROUP, INC.

November 26, 2013	By /s/	Steven P. Rasche
Steven P. Rasche
Senior Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

November 26, 2013	/s/	Suzanne Sitherwood	Director, President,
		Suzanne Sitherwood	and Chief Executive Officer
(Principal Executive Officer)

November 26, 2013	/s/	Steven P. Rasche	Senior Vice President
		Steven P. Rasche	and Chief Financial Officer
(Principal Finance and Accounting Officer)

November 26, 2013	/s/	William E. Nasser	Chairman of the Board
William E. Nasser

November 26, 2013			Director
Arnold W. Donald

November 26, 2013	/s/	Edward L. Glotzbach	Director
Edward L. Glotzbach

November 26, 2013	/s/	Anthony V. Leness	Director
Anthony V. Leness

November 26, 2013	/s/	W. Stephen Maritz	Director
W. Stephen Maritz

November 26, 2013	/s/	Brenda D. Newberry	Director
Brenda D. Newberry

November 26, 2013	/s/	John P. Stupp, Jr.	Director
John P. Stupp, Jr.

November 26, 2013	/s/	Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

SCHEDULE II
THE LACLEDE GROUP, INC. AND SUBSIDIARY COMPANIES
RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012, AND 2011

COLUMN A	COLUMN B	COLUMN C				COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS		CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO		TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME		ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED SEPTEMBER 30, 2013:
DOUBTFUL ACCOUNTS	$7,705	$5,584		$8,234	(b)	$13,477	(c)	$8,046
MISCELLANEOUS:
Injuries and property damage	$4,540	$1,934		$—		$2,135	(d)	$4,339
Deferred compensation	14,205	1,781		—		1,306		14,680
Group medical claims incurred but not reported	1,560	17,205		—		16,116	(d)	2,649
TOTAL	$20,305	$20,920	(a)	$—	(a)	$19,557	(a)	$21,668

YEAR ENDED SEPTEMBER 30, 2012:
DOUBTFUL ACCOUNTS	$10,073	$6,011		$10,145	(b)	$18,524	(c)	$7,705
MISCELLANEOUS:
Injuries and property damage	$3,603	$3,150		$—		$2,213	(d)	$4,540
Deferred compensation	13,474	1,756		—		1,025		14,205
Group medical claims incurred but not reported	1,300	15,381		—		15,121	(d)	1,560
TOTAL	$18,377	$20,287		$—		$18,359		$20,305

YEAR ENDED SEPTEMBER 30, 2011:
DOUBTFUL ACCOUNTS	$10,295	$7,242		$11,340	(b)	$18,804	(c)	$10,073
MISCELLANEOUS:
Injuries and property damage	$3,228	$2,416		$—		$2,041	(d)	$3,603
Deferred compensation	12,571	1,893		—		990		13,474
Group medical claims incurred but not reported	1,450	14,171		—		14,321	(d)	1,300
TOTAL	$17,249	$18,480		$—		$17,352		$18,377

(a)	Totals for the year ended September 30, 2013 includes one month of MGE activity.

(b)	Accounts reinstated, cash recoveries, etc.

(c)	Accounts written off.

(d)	Claims settled, less reimbursements from insurance companies.

INDEX TO EXHIBITS

Exhibit
No.
2.01*	-	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company’s registration statement on Form S-4, No. 333-48794.
3.01(i)*	-	The Company’s Articles of Incorporation, as amended; filed as Exhibit 3.1 to the Company’s Form 8-K filed January 26, 2006.
3.01(ii)*	-	The Company’s Bylaws, as amended; filed as Exhibit 3.2 to the Company’s 10-Q for the fiscal quarter ended March 31, 2012.
4.01*	-	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	-	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed on June 26, 1979 as Exhibit b-4 to registration statement No. 2-64857.
4.04*	-	Twenty-Fourth Supplemental Indenture dated as of June 1, 1999; filed on June 4, 1999 as Exhibit 4.01 to Laclede’s Form 8-K.
4.05*	-	Twenty-Fifth Supplemental Indenture dated as of September 15, 2000; filed on September 27, 2000 as Exhibit 4.01 to Laclede’s Form 8-K.
4.06*	-	Twenty-Seventh Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.01 to Laclede’s Form 8-K.
4.07*	-	Twenty-Eighth Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.02 to Laclede’s Form 8-K.
4.08*	-	Twenty-Ninth Supplemental Indenture dated as of June 1, 2006; filed on June 9, 2006, as Exhibit 4.1 to Laclede’s Form 8-K
4.09*	-	Thirtieth Supplemental Indenture dated as of September 15, 2008; filed on September 23, 2008 as Exhibit 4.1 to Laclede’s Form 8-K.
4.10*	-	Thirty-First Supplemental Indenture dated as of March 15, 2013; filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 2013.
4.11*	-	Thirty-Second Supplemental indenture dated as of August 13, 2013; filed August 13, 2013 as Exhibit 4.1 to the Company's Form 8-K filed August 13, 2013.
4.12*	-
Laclede Gas Company Board of Directors’ Resolution dated August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated Executive Officers; filed as Exhibit 4.12 to the Company’s 1991 10-K.

4.13*	-
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
Amended and Restated Storage Service Agreement For Rate Schedule FSS, Contract #3147 between Centerpoint Energy-Mississippi River Transmission Corporation (MRT) and Laclede dated July 30, 2013; filed as 10.1 to the Company's Form 8-K filed August 2, 2013.

10.05a*	-
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3310 between Laclede and MRT dated July 30, 2013; filed as Exhibit 10.2 to the Company's Form 8-K filed August 2, 2013.

10.05b*	-
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3311, between Laclede and MRT dated July 30, 2013; filed as Exhibit 10.3 to the Company's Form 8-K filed August 2, 2013.

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

10.17*	-	The Laclede Group, Inc. Annual Incentive Plan; filed as Appendix 1 to the Company’s proxy statement filed December 17, 2010.
10.18*	-	The Laclede Group, Inc. 2006 Equity Incentive Plan; filed as Exhibit 10.1 to the Company’s 10-Q for the fiscal quarter ended March 31, 2012.
10.18a*	-	Form of Restricted Stock Award Agreement filed as Exhibit 10.8 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.18b*	-	Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.2 to the Company’s 10-Q for the fiscal quarter ended December 31, 2009.
10.18c*	-	Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company’s 10-Q for the fiscal quarter ended December 31, 2011.
10.18d*	-	Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended December 31, 2012.
10.19*	-
Amended and Restated Firm (Rate Schedule FT) Transportation Service Agreement between Laclede Energy Resources, Inc. and Centerpoint Energy Gas Transmission Company TSA #1006667; filed as Exhibit 10.1 to the Company’s 10-Q for the fiscal quarter ended June 30, 2012.

10.20	-
Loan agreement with The Laclede Group, Inc. dated September 3, 2013 with several banks, including Wells Fargo Bank, National Association, as Administrative Agent, U. S. Bank National Association and JPMorgan Chase Bank, N. A. as Co-Syndication Agents; Bank of America, N.A., Fifth Third Bank and Morgan Stanley Bank, N.A., as Co-Documentation Agents; and Wells Fargo Securities LLC, U.S. Bank National Assocation and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners; and Commerce Bank, UMB Bank, N.A., and Stifel Bank & Trust as the other participating banks.

10.21*	-	The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended September 30, 2010.
10.21a*	-	Form of Agreement Under The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25a to the Company’s Form 10-K for the fiscal year ended September 30, 2010.

Exhibit
No.
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
Restricted Stock Unit Award Agreement between The Laclede Group, Inc. and Steve Lindsey effective October 1, 2012; filed as Ex 10.25 to the Company's Form 10-K for the fiscal year ended September 30, 2012.

10.26*	-
Performance Contingent Restricted Stock Unit Award Agreement between The Laclede Group, Inc. and Steve Lindsey effective October 1, 2012; filed as Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended September 30, 2012.

10.27*	-
Severance Benefits Agreement between The Laclede Group, Inc. and Steve Lindsey effective October 1, 2012; filed as Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended September 30, 2012.

10.28*	-
Note Purchase Agreement between The Laclede Group, Inc. and certain institutional purchasers effective August 3, 2012; filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended September 30, 2012.

10.30*		Laclede Gas Company Cash Balance Supplemental Retirement Benefit Plan, effective as of January 1, 2009; filed as Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended September 30, 2012.
10.31*
Purchase and Sale Agreement between Southern Union Company, Plaza Missouri Acquisition, Inc. and The Laclede Group, Inc. (Solely for purposes of Section 13.19 of the Agreement) dated as of December 14, 2012; filed December 14, 2013 as Exhibit 2.1 to Form 8-K.

10.31a*
Employee Agreement between Southern Union Company, Plaza Missouri Acquisition, Inc. and, for purposes of Section 13.19 of the Purchase and Sale Agreement, dated of even date herewith, to the extent incorporated herein, The Laclede Group, Inc. dated as of December 14, 2012; filed December 14, 2013 as Exhibit 2.3 to Form 8-K.

10.31b*
Assignment and Assumption Agreement by and between Plaza Missouri Acquisition, Inc. and Laclede Gas Company dated as of January 11, 2013; filed January 11, 2013 as Exhibit 99.1 to the Company's Form 8-K.

10.31c*		Consent to Assignment executed by Southern Union Company dated as of January 11, 2013; filed January 11, 2013 as Exhibit 99.2 to the Company's Form 8-K.
10.32*
Purchase and Sale Agreement between Southern Union Company, Plaza Massachusetts Acquisition, Inc. and The Laclede Group, Inc. (Solely for purposes of Section 13.19 of the Agreement) dated as of December 14, 2012; filed December 14, 2013 as Exhibit 2.2 to Form 8-K.

10.32a*
Employee Agreement between Southern Union Company, Plaza Massachusetts Acquisition, Inc. and, for purposes of Section 13.19 of the Purchase and Sale Agreement, dated of even date herewith, to the extent incorporated herein, The Laclede Group, Inc. dated as of December 14, 2012; filed December 14, 2013 as Exhibit 2.4 to Form 8-K.

10.32b*
Stock Purchase Agreement by and among The Laclede Group, Inc., Plaza Massachusetts Acquisition, Inc., and Algonquin Power & Utilities Corp. dated as February 11, 2013; filed February 11, 2013 as Exhibit 2.1 to the Company Form 8-K.

10.32c*
Consent Agreement by and among The Laclede Group, Inc., Plaza Massachusetts Acquisition, Inc. Southern Union Company and Algonquin Power & Utilities Corp. dated as of February 11, 2013; filed February 11, 2013 as Exhibit 2.2 to the Company Form 8-K.

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

Exhibit
No.
101.DEF	-	XBRL Taxonomy Definition Linkbase. (1)
101.LAB	-	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Statements of Consolidated Income for the years ended September 30, 2013, 2012, and 2011; (iii) Statements of Consolidated Comprehensive Income for the years ended September 30, 2013, 2012, and 2011; (iv) Consolidated Statements of Common Shareholders’ Equity for the years ended September 30, 2013, 2012, and 2011; (v) Statements of Consolidated Cash Flows for the years ended September 30, 2013, 2012, and 2011; (vi) Consolidated Balance Sheets at September 30, 2013 and 2012; (vii) Statements of Consolidated Capitalization at September 30, 2013 and 2012;

(viii) Notes to the Consolidated Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

*Incorporated herein by reference and made a part hereof. the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.