Form 10-K/A
period 2013-09-30
LACLEDE GROUP INC
filed 2014-05-15
CIK 1126956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The Laclede Group, Inc. ("Company") is filing this Amendment No. 1 ("Amendment No. 1") to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, originally filed with the U.S. Securities and Exchange Commission ("SEC") on November 26, 2013 (the "Original Filing"), solely to revise the disclosure set forth in Part II, Item 9A under the heading "Controls and Procedures." For the convenience of the reader, this Amendment No. 1 amends and restates Part II, Item 9A in its entirety.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications (filed as exhibits hereto) by our Chief Executive Officer and Chief Financial Officer required pursuant to Rule 13a-14(a) under the Exchange Act and 18 U.S.C. Section 1350. Accordingly, this Amendment No. 1 amends and restates Part IV, Item 15(b) to reflect the filing of these currently dated certifications.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing as amended by this Amendment No. 1, including the previously reported financial statements and other financial disclosures included in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.

PART II

Item 9A. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15e and Rule 15d-15e under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2, Acquisition of MGE, in the Notes to Consolidated Financial Statements contained in this report, the Company completed the acquisition of Missouri Gas Energy (“MGE”) on September 3, 2013. MGE’s business constitutes 50 percent and 36 percent of net and total assets, respectively, and 2 percent of revenues of the consolidated financial statement amounts as of and for the year ended September 30, 2013.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of MGE.

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

Other than the system implementation and the MGE acquisition discussed above, there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	3.	Exhibits	99

		Incorporated herein by reference to Index to Exhibits.

Item 15(a)(3) See the marked exhibits in the Index to Exhibits.

(b)		Incorporated herein by reference to Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LACLEDE GROUP, INC.

Dated:	May 15, 2014	/s/	Steven P. Rasche
Steven P. Rasche
Executive Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

May 15, 2014	/s/	Suzanne Sitherwood	Director, President,
		Suzanne Sitherwood	and Chief Executive Officer
(Principal Executive Officer)

May 15, 2014	/s/	Steven P. Rasche	Executive Vice President,
		Steven P. Rasche	Chief Financial Officer
(Principal Finance and Accounting Officer)

May 15, 2014	/s/	William E. Nasser	Chairman of the Board
William E. Nasser

May 15, 2014	/s/	Mark A. Borer	Director
Mark A. Borer

May 15, 2014	/s/	Edward L. Glotzbach	Director
Edward L. Glotzbach

May 15, 2014	/s/	Anthony V. Leness	Director
Anthony V. Leness

May 15, 2014	/s/	W. Stephen Maritz	Director
W. Stephen Maritz

May 15, 2014	/s/	Brenda D. Newberry	Director
Brenda D. Newberry

May 15, 2014	/s/	John P. Stupp, Jr.	Director
John P. Stupp, Jr.

May 15, 2014	/s/	Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

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

10.20**	-
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

12**	-	Ratio of Earnings to Fixed Charges.
21**	-	Subsidiaries of the Registrant.
23**	-	Consent of Independent Registered Public Accounting Firm.
31	-	Certificates under Rule 13a-14(a) of the CEO and CFO of The Laclede Group, Inc.
32	-	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of The Laclede Group, Inc.
101.INS**	-	XBRL Instance Document. (1)
101.SCH**	-	XBRL Taxonomy Extension Schema. (1)
101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase. (1)

Exhibit
No.
101.DEF**	-	XBRL Taxonomy Definition Linkbase. (1)
101.LAB**	-	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to the Original Filing of the Annual Report were the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Statements of Consolidated Income for the years ended September 30, 2013, 2012, and 2011; (iii) Statements of Consolidated Comprehensive Income for the years ended September 30, 2013, 2012, and 2011; (iv) Consolidated Statements of Common Shareholders’ Equity for the years ended September 30, 2013, 2012, and 2011; (v) Statements of Consolidated Cash Flows for the years ended September 30, 2013, 2012, and 2011; (vi) Consolidated Balance Sheets at September 30, 2013 and 2012; (vii) Statements of Consolidated Capitalization at September 30, 2013 and 2012; (viii) Notes to the Consolidated Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

*Incorporated herein by reference and made a part hereof the Company’s File No. 1-16681.
**Filed or furnished with the Original Filing of the Annual Report on Form 10-K.

Bold items reflect management, contract or compensatory plan or arrangement.