Form 10-Q/A
period 2014-03-31
LACLEDE GROUP INC
filed 2014-05-15
CIK 1126956

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

EXPLANATORY NOTE

The Laclede Group, Inc. ("Company") is filing this Amendment No. 1 ("Amendment No. 1") to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, originally filed with the Securities and Exchange Commission ("SEC") on April 29, 2014 (the "Original Filing"), solely to revise the disclosure set forth in Part I, Item 4 under the heading "Controls and Procedures." For the convenience of the reader, this Amendment No. 1 amends and restates Part I, Item 4 in its entirety.

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
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. Effective September 1, 2013, we acquired Missouri Gas Energy (“MGE”). MGE’s business constitutes 39 percent and 28 percent of net and total assets, respectively, and 34 percent of revenues of the consolidated financial statement amounts as of and for the six months ended March 31, 2014.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of MGE.

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