Form 10-Q
period 2014-06-30
LACLEDE GROUP INC; LACLEDE GAS CO
filed 2014-08-07
CIK 1126956, 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number	Registrant, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 720 Olive Street St. Louis, MO 63101 Telephone Number 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 720 Olive Street St. Louis, MO 63101 Telephone Number 314-342-0500	Missouri	43-0368139

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

The Laclede Group, Inc.    Yes [ X ]        No [ ]
Laclede Gas Company    Yes [ X ]        No [ ]

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

The Laclede Group, Inc.    Yes [ X ]        No [ ]
Laclede Gas Company    Yes [ X ]        No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
The Laclede Group, Inc.	X
Laclede Gas Company			X

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The Laclede Group, Inc.    Yes [ ]        No [ X ]
Laclede Gas Company    Yes [ ]        No [ X ]

The number of shares outstanding of each registrant’s common stock as of August 4, 2014 was as follows:

The Laclede Group, Inc.	Common Stock, par value $1.00 per share	43,167,152
Laclede Gas Company	Common Stock, par value $1.00 per share (all owned by The Laclede Group, Inc.)	24,577

Laclede Gas Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instructions H(2) to Form 10-Q.

This combined Form 10-Q represents separate filings by The Laclede Group, Inc. and Laclede Gas Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrant, except that information relating to Laclede Gas Company is also attributed to The Laclede Group, Inc.

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in each registrant's respective Form 10-K for the fiscal year ended September 30, 2013.

Part I-Financial information in the Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of income and comprehensive income and statements of cash flows) for Laclede Group and Laclede Gas. The notes to the financial statements are also included and are presented on a combined basis for both the Company and the Utility. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations are also included and presented on a combined basis.

Item 1. Financial Statements

THE LACLEDE GROUP, INC.
STATEMENTS OF CONDENSED CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions, Except Per Share Amounts)	2014	2013	2014	2013
Operating Revenues:
Gas utility	$214.0	$131.5	$1,283.6	$735.7
Gas marketing and other	27.8	33.8	121.3	134.2
Total Operating Revenues	241.8	165.3	1,404.9	869.9
Operating Expenses:
Gas utility
Natural and propane gas	49.3	43.2	696.4	410.2
Other operation and maintenance expenses	73.0	42.5	207.3	123.3
Depreciation and amortization	18.4	11.5	58.5	33.7
Taxes, other than income taxes	22.2	12.9	92.6	49.5
Total Gas Utility Operating Expenses	162.9	110.1	1,054.8	616.7
Gas marketing and other	54.2	42.9	175.3	147.0
Total Operating Expenses	217.1	153.0	1,230.1	763.7
Operating Income	24.7	12.3	174.8	106.2
Other Income and (Income Deductions) – Net	(2.4)	(0.4)	(1.0)	2.0
Interest Charges:
Interest on long-term debt	8.6	6.3	26.9	17.4
Other interest charges	2.8	0.6	4.3	2.2
Total Interest Charges	11.4	6.9	31.2	19.6
Income Before Income Taxes	10.9	5.0	142.6	88.6
Income Tax (Benefit) Expense	(0.8)	(1.6)	43.1	26.2
Net Income	$11.7	$6.6	$99.5	$62.4

Weighted Average Number of Common Stock Outstanding:
Basic	34.9	26.1	33.3	23.6
Diluted	35.0	26.2	33.4	23.7
Basic Earnings Per Share of Common Stock	$0.34	$0.25	$2.97	$2.62
Diluted Earnings Per Share of Common Stock	$0.33	$0.25	$2.97	$2.62
Dividends Declared Per Share of Common Stock	$0.440	$0.425	$1.320	$1.275

See accompanying notes to the financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions)	2014	2013	2014	2013
Net Income	$11.7	$6.6	$99.5	$62.4
Other Comprehensive (Loss) Income, Before Tax:
Net (losses) gains on cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(10.4)	27.6	(15.5)	21.4
Reclassification adjustment for losses included in net income	0.8	1.3	2.8	3.5
Net unrealized (losses) gains on cash flow hedging derivative instruments	(9.6)	28.9	(12.7)	24.9
Defined benefit pension and other postretirement plans:
Amortization of actuarial loss included in net periodic pension and postretirement benefit cost	0.1	0.1	0.3	0.3
Other Comprehensive (Loss) Income, Before Tax	(9.5)	29.0	(12.4)	25.2
Income Tax (Benefit) Expense Related to Items of Other Comprehensive Income	(3.6)	10.8	(4.7)	9.4
Other Comprehensive (Loss) Income, Net of Tax	(5.9)	18.2	(7.7)	15.8
Comprehensive Income	$5.8	$24.8	$91.8	$78.2

See accompanying notes to the financial statements.

THE LACLEDE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
(Millions, except per share amounts)	2014	2013
ASSETS
Utility Plant	$2,360.3	$2,271.2
Less: Accumulated depreciation and amortization	532.4	494.6
Net Utility Plant	1,827.9	1,776.6
Non-utility property	8.2	7.7
Goodwill	210.0	247.1
Other investments	60.4	58.3
Other Property and Investments	278.6	313.1
Current Assets:
Cash and cash equivalents	571.8	53.0
Accounts receivable:
Utility	127.8	101.1
Other	91.7	78.2
Allowance for doubtful accounts	(11.5)	(8.0)
Delayed customer billings	28.7	—
Inventories:
Natural gas stored underground	118.2	182.0
Propane gas	9.4	9.0
Materials and supplies at average cost	8.0	8.2
Prepayments and other	51.1	52.4
Total Current Assets	995.2	475.9
Deferred Charges:
Regulatory assets	540.0	545.9
Other	15.0	13.9
Total Deferred Charges	555.0	559.8
Total Assets	$3,656.7	$3,125.4

THE LACLEDE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,
	2014	2013
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1 per share; 70.0 shares authorized; 43.2 and 32.7 shares issued and outstanding, at June 30, 2014 and September 30, 2013, respectively)	$43.2	$32.7
Paid-in capital	1,027.5	594.3
Retained earnings	471.6	420.1
Accumulated other comprehensive loss	(8.5)	(0.8)
Total Common Stock Equity	1,533.8	1,046.3
Long-term debt (less current portion)	976.6	912.7
Total Capitalization	2,510.4	1,959.0
Current Liabilities:
Notes payable	—	74.0
Accounts payable	152.0	140.2
Advance customer billings	—	23.7
Wages and compensation accrued	25.3	20.8
Taxes accrued	56.1	32.9
Other	86.7	61.6
Total Current Liabilities	320.1	353.2
Deferred Credits and Other Liabilities:
Deferred income taxes	398.9	379.1
Pension and postretirement benefit costs	209.7	228.7
Asset retirement obligations	74.3	74.6
Regulatory liabilities	90.1	85.5
Other	53.2	45.3
Total Deferred Credits and Other Liabilities	826.2	813.2
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$3,656.7	$3,125.4

See accompanying notes to the financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(Millions)	2014	2013
Operating Activities:
Net Income	$99.5	$62.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	59.1	34.7
Other – net	17.8	15.0
Changes in assets and liabilities:
Accounts receivable – net	(36.8)	1.7
Unamortized purchased gas adjustments	17.4	34.4
Deferred purchased gas costs	1.7	12.2
Accounts payable	11.3	21.7
Delayed customer billings - net	(52.4)	(36.5)
Taxes accrued	22.3	16.6
Natural gas stored underground	63.8	33.6
Other assets and liabilities	(18.7)	(28.8)
Net cash provided by operating activities	185.0	167.0
Investing Activities:
Capital expenditures	(109.5)	(96.8)
Proceeds from sale of right to acquire New England Gas Company	11.0	—
Proceeds from final reconciliation of acquisition of Missouri Gas Energy	23.9	—
Other	2.9	(2.6)
Net cash used in investing activities	(71.7)	(99.4)
Financing Activities:
Issuance of long-term debt	143.8	125.0
Redemption and maturity of first mortgage bonds	(80.0)	(25.0)
Repayment of short-term debt – net	(74.0)	(40.1)
Issuance of common stock	459.7	431.3
Dividends paid	(42.9)	(28.7)
Other	(1.1)	(1.1)
Net cash provided by financing activities	405.5	461.4
Net Increase in Cash and Cash Equivalents	518.8	529.0
Cash and Cash Equivalents at Beginning of Period	53.0	27.5
Cash and Cash Equivalents at End of Period	$571.8	$556.5

Supplemental disclosure of cash flow information:
Interest paid	$26.6	$22.7
Income taxes paid (refunded)	3.0	(2.8)

See accompanying notes to the financial statements.

LACLEDE GAS COMPANY
STATEMENTS OF CONDENSED INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions)	2014	2013	2014	2013
Operating Revenues:
Utility	$214.2	$131.5	$1,288.1	$746.2
Other	—	0.2	0.1	1.6
Total Operating Revenues	214.2	131.7	1,288.2	747.8
Operating Expenses:
Utility
Natural and propane gas	77.6	52.8	769.7	435.3
Other operation and maintenance expenses	73.3	42.2	208.0	123.0
Depreciation and amortization	18.4	11.5	58.5	33.7
Taxes, other than income taxes	22.2	12.9	92.6	49.5
Total Utility Operating Expenses	191.5	119.4	1,128.8	641.5
Other	0.2	5.1	0.1	6.4
Total Operating Expenses	191.7	124.5	1,128.9	647.9
Operating Income	22.5	7.2	159.3	99.9
Other Income and (Income Deductions) – Net	(2.2)	(0.5)	(1.2)	1.6
Interest Charges:
Interest on long-term debt	8.2	6.0	26.1	16.9
Other interest charges	0.8	(0.1)	2.3	0.9
Total Interest Charges	9.0	5.9	28.4	17.8
Income Before Income Taxes	11.3	0.8	129.7	83.7
Income Tax Expense (Benefit)	(0.7)	(3.0)	38.2	24.4
Net Income	$12.0	$3.8	$91.5	$59.3

See accompanying notes to the financial statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions)	2014	2013	2014	2013
Net Income	$12.0	$3.8	$91.5	$59.3
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging (loss) gains arising during the period	—	(0.1)	0.1	0.1
Reclassification adjustment for gains included in net income	—	—	(0.1)	(0.1)
Net unrealized (losses) on cash flow hedging derivative instruments	—	(0.1)	—	—
Defined benefit pension and other postretirement plans:
Amortization of actuarial loss included in net periodic pension and postretirement benefit cost	—	—	0.2	0.2
Other Comprehensive (Loss) Income, Before Tax	—	(0.1)	0.2	0.2
Income Tax Expense Related to Items of Other Comprehensive Income	—	—	0.1	0.1
Other Comprehensive (Loss) Income, Net of Tax	—	(0.1)	0.1	0.1
Comprehensive Income	$12.0	$3.7	$91.6	$59.4

See accompanying notes to the financial statements.

LACLEDE GAS COMPANY
BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
(Millions, except share and per share amounts)	2014	2013
ASSETS
Utility Plant	$2,360.3	$2,271.2
Less: Accumulated depreciation and amortization	532.4	494.6
Net Utility Plant	1,827.9	1,776.6
Goodwill	210.0	247.1
Other Property and Investments	56.0	54.0
Total Other Property and Investments	266.0	301.1
Current Assets:
Cash and cash equivalents	6.0	23.9
Accounts receivable:
Utility	127.8	101.1
Associated companies	1.0	1.1
Other	12.4	15.1
Allowance for doubtful accounts	(11.4)	(7.9)
Delayed customer billings	28.7	—
Inventories:
Natural gas stored underground	114.0	164.7
Propane gas at FIFO cost	9.4	9.0
Materials and supplies at average cost	7.9	8.0
Prepayments and other	34.2	28.8
Total Current Assets	330.0	343.8
Deferred Charges:
Regulatory assets	540.0	545.9
Other	12.6	13.6
Total Deferred Charges	552.6	559.5
Total Assets	$2,976.5	$2,981.0

LACLEDE GAS COMPANY
BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,
	2014	2013
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and Paid-in capital ($1.00 per share par value; 50,000,000 authorized; 24,577 and 24,549 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively)	$742.9	$738.2
Retained earnings	286.1	237.8
Accumulated other comprehensive loss	(2.0)	(2.1)
Total Common Stock Equity	1,027.0	973.9
Long-term debt	807.9	887.7
Total Capitalization	1,834.9	1,861.6
Current Liabilities:
Notes payable	—	74.0
Notes payable – associated companies	126.9	46.7
Accounts payable	66.9	66.6
Accounts payable – associated companies	10.9	6.1
Advance customer billings	—	23.7
Wages and compensation accrued	25.3	20.8
Taxes accrued	53.2	32.6
Other	62.1	56.4
Total Current Liabilities	345.3	326.9
Deferred Credits and Other Liabilities:
Deferred income taxes	402.7	380.1
Pension and postretirement benefit costs	209.6	228.7
Asset retirement obligations	74.0	74.3
Regulatory liabilities	70.8	64.8
Other	39.2	44.6
Total Deferred Credits and Other Liabilities	796.3	792.5
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$2,976.5	$2,981.0

See accompanying notes to the financial statements.

LACLEDE GAS COMPANY
STATEMENTS OF CONDENSED CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(Millions)	2014	2013
Operating Activities:
Net Income	$91.5	$59.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.5	33.8
Other – net	18.3	12.4
Changes in assets and liabilities:
Accounts receivable – net	(20.3)	4.3
Unamortized purchased gas adjustments	17.4	34.4
Deferred purchased gas costs	1.7	12.2
Accounts payable	4.7	9.0
Advance customer billings - net	(52.4)	(36.5)
Taxes accrued	19.9	16.2
Natural gas stored underground	50.7	42.4
Other assets and liabilities	(12.4)	(34.2)
Net cash provided by operating activities	177.6	153.3
Investing Activities:
Capital expenditures	(108.4)	(96.0)
Proceeds from final reconciliation of acquisition of Missouri Gas Energy	23.9	—
Other	3.1	(1.4)
Net cash used in investing activities	(81.4)	(97.4)
Financing Activities:
Issuance of first mortgage bonds	—	100.0
Redemption and maturity of first mortgage bonds	(80.0)	(25.0)
Repayment of short-term debt — net	(74.0)	(40.1)
Borrowings from Laclede Group	198.8	80.2
Repayment of borrowings from Laclede Group	(118.6)	(117.4)
Dividends paid	(42.8)	(28.5)
Issuance of common stock to Laclede Group	1.2	1.9
Other	1.3	(0.6)
Net cash used in financing activities	(114.1)	(29.5)
Net (Decrease) Increase in Cash and Cash Equivalents	(17.9)	26.4
Cash and Cash Equivalents at Beginning of Period	23.9	2.4
Cash and Cash Equivalents at End of Period	$6.0	$28.8

Supplemental disclosure of cash flow information:
Interest paid	$26.1	$22.3
Income taxes refunded	(0.5)	(6.6)

See accompanying notes to the financial statements.

THE LACLEDE GROUP, INC. AND LACLEDE GAS COMPANY
NOTES TO THE FINANCIAL STATEMENTS
($ in millions, except per share and per gallon amounts)
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION - These notes are an integral part of the accompanying unaudited financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility), a 100% owned subsidiary of the Company. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. In the opinion of management the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to the Consolidated Financial Statements and Notes to Financial Statements contained in the Company’s and the Utility's Fiscal Year 2013 Form 10-K, respectively.
The consolidated financial position, results of operations, and cash flows of Laclede Group are primarily derived from the financial position, results of operations, and cash flows of Laclede Gas Company. In compliance with GAAP, transactions between the Utility and its affiliates as well as intercompany balances on the Utility's Balance Sheets have not been eliminated from the Utility's financial statements. The Utility's recent acquisition of Missouri Gas Energy (MGE) is included in the results of operations for the nine months ended June 30, 2014, and impacts the comparability of the current year financial statements to prior years. For a further discussion of the acquisition, see Note 2, Acquisitions. The Utility is a regulated natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the Utility, Laclede Group’s earnings are typically concentrated during the heating season of November through April each fiscal year, although earnings for MGE are less seasonal than earnings from Laclede Gas due to MGE's rate design, which recovers fixed costs more evenly throughout the year.
NATURE OF OPERATIONS - The Laclede Group, Inc. (NYSE: LG), headquartered in St. Louis, Missouri, is a public utility holding company. The Company has three operating segments: Gas Utility, Gas Marketing and Other. The Gas Utility segment serves St. Louis and eastern Missouri through Laclede Gas and serves Kansas City and western Missouri through MGE that provide residential, commercial and industrial customers with safe and reliable natural gas service. Laclede Group’s primary non-utility business, Laclede Energy Resources, Inc. (LER), included in the Gas Marketing segment, provides non-regulated natural gas services. The activities of other subsidiaries and the non-regulated activities of Laclede Gas are described in Note 11, Information by Operating Segment, and are included in the Other column.
REVENUE RECOGNITION - The Utility reads meters and bills its customers on monthly cycles. The Utility records its gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at June 30, 2014 and September 30, 2013 for the Utility, were $32.4 and $25.2, respectively.
Laclede Group's other subsidiaries, including LER, record revenues when earned, either when the product is delivered or when services are performed.
In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815, “Derivatives and Hedging.” Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. For additional information on derivative instruments, refer to Note 8, Derivative Instruments and Hedging Activities. Certain of LER’s wholesale purchase and sale transactions entered on or after January 1, 2012 are classified as trading activities for financial reporting purposes. Under GAAP, revenues and expenses associated with trading activities are presented on a net basis in Gas Marketing Operating Revenues in the Statements of Consolidated Income. This net presentation has no effect on operating income or net income.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with the Utility’s natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Gas Utility Operating Revenues for the three months ended June 30, 2014 and 2013 were $13.7 and $7.8, respectively. Amounts recorded in Gas Utility Operating Revenues for the nine months ended June 30, 2014 and 2013 were $67.9 and $35.3, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.

REGULATED OPERATIONS - The Utility accounts for its regulated operations in accordance with ASC Topic 980, "Regulated Operations." This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).
The following regulatory assets and regulatory liabilities were reflected in the Company's Condensed Consolidated Balance Sheets and the Utility's Balance Sheets as of June 30, 2014 and September 30, 2013, respectively. Unamortized Purchased Gas Adjustments are also included below, which are listed in the current assets section of each respective balance sheet.

	June 30,	September 30,
	2014	2013
Regulatory Assets:
Future income taxes due from customers	$119.3	$112.9
Pension and postretirement benefit costs	328.7	381.4
Purchased gas costs	16.6	18.2
Compensated absences	8.1	8.0
Other	67.3	25.4
Total Regulatory Assets (non-current)	$540.0	$545.9
Unamortized purchased gas adjustments (current)	0.2	17.5
Total Regulatory Assets (current)	540.2	563.4

Regulatory Liabilities:
Unamortized investment tax credits	$2.7	$2.9
Accrued cost of removal	58.9	59.1
Other	28.5	23.5
Total Regulatory Liabilities	$90.1	$85.5
TRANSACTIONS WITH AFFILIATES - In compliance with GAAP, transactions between the Utility and its affiliates as well as intercompany balances on the Utility Balance Sheets have not been eliminated from the Utility financial statements. Transactions with associated companies include sales of natural gas from the Utility to LER, sales of natural gas from LER to the Utility, and propane transportation services provided by Laclede Pipeline Company to the Utility. For the three and nine months ended June 30, 2014, sales of natural gas from the Utility to LER were $0.2 and $4.5, respectively. For the three and nine months ended June 30, 2013, sales of natural gas from the Utility to LER were $0.0 and $10.5, respectively. For the three and nine months ended June 30, 2014, sales of natural gas from LER to the Utility were $28.1 and $72.5, respectively. For the three and nine months ended June 30, 2013, sales of natural gas from LER to the Utility were $9.4 and $24.5, respectively. Transportation services provided by Laclede Pipeline Company to the Utility during both the three months ended June 30, 2014 and 2013, totaled $0.3, and during both the nine months ended June 30, 2014 and 2013 totaled $0.8. Transactions between the Company and its affiliates have been eliminated.
The Utility provides administrative and general support to affiliates. All such costs, which are not material, are billed to the appropriate affiliates. Also, Laclede Group may charge or reimburse the Utility for certain tax-related amounts. Unpaid balances relating to these activities are reflected in the Utility Balance Sheets as Accounts receivable-associated companies or as Accounts payable-associated companies. Additionally, the Utility may borrow funds from Laclede Group. Unpaid balances relating to this arrangement, if any, are reflected in Notes payable-associated companies. The Utility had outstanding borrowings from Laclede Group under a revolving credit note of $126.9 at June 30, 2014 and $46.7 at September 30, 2013. Advances under this note are due and payable on demand. The interest rate on the borrowing was 0.3% at June 30, 2014.
NEW ACCOUNTING PRONOUNCEMENT - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This standard is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principles-based approach to the recognition of revenue. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The standard outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after

December 15, 2016, with early adoption not permitted. The Company and the Utility have not yet selected a transition method nor have they determined the impact, if any, of the standard on their ongoing financial conditions and results of operations.

2. ACQUISITIONS
Missouri Gas Energy (MGE)
Effective September 1, 2013, the Utility completed the purchase from Southern Union Company (SUG), an affiliate of Energy Transfer Equity, L.P. (ETE) and Energy Transfer Partners, L.P., of substantially all of the assets and liabilities of MGE, a utility engaged in the distribution of natural gas on a regulated basis in western Missouri. The purchase was completed pursuant to the Purchase and Sale Agreement (MGE PSA) dated December 14, 2012. Under the terms of the MGE PSA, the Utility acquired MGE for a purchase price of $975.0, subject to reconciliation of certain amounts as discussed below.
In accordance with Section 3.2 of the MGE PSA, Laclede Gas provided to SUG a reconciliation of certain balance sheet accounts from the amounts at September 30, 2012 to August 31, 2013, indicating the difference due to changes in the actual net assets transferred to the Company at closing from the level at September 30, 2012. Laclede Gas and SUG agreed to the final reconciliation amount of $23.9, which was paid by ETE to Laclede Gas on February 14, 2014.
Also, on December 12, 2012, a subsidiary of Laclede Group, Plaza Massachusetts Acquisition Inc. (Plaza Mass), agreed to purchase New England Gas Company (NEG) from SUG. Subsequently, on February 11, 2013, the Company agreed to sell Plaza Mass to Algonquin Power & Utilities Corp. (APUC). On December 13, 2013, the Massachusetts Department of Public Utilities (MDPU) approved the transfer of NEG to an APUC subsidiary. Consistent with the February 11, 2013 agreements, on December 20, 2013, the Company closed the sale of Plaza Mass to an APUC subsidiary and received $11.0 from APUC. On December 24, 2013, the Massachusetts Attorney General filed a Motion for Clarification/Reconsideration with the MDPU claiming, among other things, that legislative approval was required for a transfer of utility assets. On March 26, 2014, the MDPU issued an order denying the Attorney General's motion. The Attorney General did not appeal, thus the MDPU's order approving the sale of NEG is now final.
These receipts of funds in December and February and other working capital adjustments in the third quarter of 2014 effectively reduced the Utility's purchase price of MGE to $940.1 and reduced goodwill related to the transaction from $247.1 to $210.0. The purchase of MGE was accounted for in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. As part of the MGE acquisition, Laclede Gas has estimated the asset retirement obligation of MGE's long-lived assets as of the acquisition date. This allocation of asset retirement obligations is preliminary and will be finalized upon completion of a detailed fair value analysis that is being performed by the Company, which will be finalized prior to September 1, 2014.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the date of acquisition:

September 1, 2013
Assets
Utility plant	$671.1
Goodwill	210.0
Other property and investments	3.3
Total Other Property and Investments	884.4
Accounts receivable	35.5
Inventories	62.7
Prepaid and other	0.3
Total Current Assets	98.5
Deferred charges	95.7
Total Assets Acquired	$1,078.6
Liabilities
Current liabilities	$65.7
Deferred credits and other liabilities	72.8
Total Liabilities Assumed	138.5
Net Assets Acquired	$940.1
For the three and nine months ended June 30, 2014, operating revenues were $87.3 and $484.0, respectively.

Alabama Gas Corporation (Alagasco)
On April 5, 2014, Laclede Group entered into an agreement with Energen Corporation (Energen) to acquire 100 percent of the common stock of Alabama Gas Corporation (Alagasco) (the Alagasco Transaction). Alagasco, a subsidiary of Energen, is engaged in the distribution of natural gas in central and parts of northern Alabama and serves more than 422,000 customers.
On April 14, 2014, Laclede Group, Energen and Alagasco jointly filed with the Alabama Public Service Commission (APSC) to request approval of the Alagasco Transaction. On May 7, 2014, Laclede Group received confirmation of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. On July 1, 2014, a hearing on the application for approval of the Alagasco Transaction was held before the APSC. On July 22, 2014 the APSC unanimously voted to approve the Alagasco Transaction and subsequently issued a written order reflecting their decision effective July 24, 2014. Pursuant to Alabama law, a party has 30 days to appeal an order of the APSC. No party to the proceeding before the APSC formally opposed the application for approval.
The stated purchase price is $1,600.0, subject to customary closing adjustments, which includes approximately $1,350.0 in cash and approximately $250.0 of assumed Alagasco long-term debt. The Alagasco Transaction was originally supported by a fully committed $1,350.0 bridge loan facility with Credit Suisse AG and Wells Fargo Bank, National Association, which as of April 28th has been syndicated to a group of eleven additional banks (collectively, together with Credit Suisse AG and Wells Fargo Bank, National Association, the "Bridge Lenders").
On June 11, 2014, Laclede Group completed public offerings and sales of its common stock and equity units generating net proceeds in the aggregate of approximately $600.0, which are to be used to fund a portion of the purchase price for the Alagasco Transaction, or other general corporate purposes if the Alagasco Transaction is not consummated. The proceeds from such offerings automatically reduced the commitments of the Bridge Lenders by an equal amount. On June 16, 2014, Laclede Group and the Bridge Lenders entered into a first amendment to the bridge loan facility to further reduce the aggregate commitments of the Bridge Lenders to $700.0.

3. STOCK-BASED COMPENSATION
During the nine months ended June 30, 2014, the Company granted 125,727 performance-contingent restricted stock units to executive officers and key employees at a weighted average grant date fair value of $37.21 per share.
During the nine months ended June 30, 2014, the Company granted 73,768 shares of time-vested restricted stock and stock units to executive officers, key employees, and directors at a weighted average grant date fair value of $45.68 per share. Of the 73,768 shares, 15,200 shares vested on July 30, 2014, 12,168 shares will vest on December 2, 2014, and the remaining 46,400 shares will vest during the fiscal year 2017. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture.
During the nine months ended June 30, 2014, 70,953 shares of restricted stock and stock units (performance-contingent and time-vested), awarded on December 1, 2010 and October 17, 2012, vested. The Company withheld 22,983 of the vested shares at a weighted average price of $45.83 per share pursuant to elections by employees to satisfy tax withholding obligations.

4. EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Basic EPS:
Net Income	$11.7	$6.6	$99.5	$62.4
Less: Income allocated to participating securities	—	0.1	0.4	0.4
Net Income Available to Common Shareholders	$11.7	$6.5	$99.1	$62.0
Weighted Average Shares Outstanding	34.9	26.1	33.3	23.6
Basic Earnings Per Share of Common Stock	$0.34	$0.25	$2.97	$2.62

Diluted EPS:
Net Income	$11.7	$6.6	$99.5	$62.4
Less: Income allocated to participating securities	—	0.1	0.4	0.4
Net Income Available to Common Shareholders	$11.7	$6.5	$99.1	$62.0
Weighted Average Shares Outstanding	34.9	26.1	33.3	23.6
Dilutive Effect of Stock Options, Restricted Stock and Restricted Stock Units	0.1	0.1	0.1	0.1
Weighted Average Diluted Shares	35.0	26.2	33.4	23.7
Diluted Earnings Per Share of Common Stock	$0.33	$0.25	$2.97	$2.62

Outstanding Shares Excluded from the Calculation of Diluted EPS Attributable to:
Restricted stock and stock units subject to performance and/or market conditions	0.3	0.2	0.3	0.2

5. FINANCING
Common Stock
In June 2014, the Company raised $478.7 of capital through the issuance of 10.4 million shares of common stock.
Equity Units
In June 2014, Laclede Group issued 2.875 million of Equity Units, initially consisting of Corporate Units, for an aggregate stated amount of approximately $143.8. Each Corporate Unit has a stated amount of fifty dollars and consists of (i) a stock purchase contract obligating the holder to purchase shares of Laclede Group's common stock, par value $1.00 per share (Common Stock) and (ii) a 1/20, or 5%, undivided beneficial ownership interest in one thousand dollars principal amount of Laclede Group's 2014 Series A 2.00% Remarketable Junior Subordinated Notes due 2022 (RSNs). The stock purchase contracts obligate the holders to purchase shares of Common Stock at a future settlement date prior to the relevant RSN maturity date. The purchase price to be paid under the stock purchase contracts is fifty dollars per Corporate Unit and the number of shares to be purchased will be determined under a formula based upon the average closing price of the Common Stock near the settlement date. The RSNs are pledged as collateral to secure the purchase of Common Stock under the related stock purchase contracts.
The Company makes quarterly interest payments on the RSNs and quarterly contract adjustment payments on the stock purchase contracts, at the rates described below. The Company may defer payments on the stock purchase contracts and the RSNs for one or more consecutive periods but generally not beyond the purchase contract settlement date. If payments are deferred, interest on the RSNs and contract adjustment payments will compound on each respective payment date in which the payment was deferred. Also, during the deferral period, the Company may not make any cash distributions related to its capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments. Additionally, the Company may not make any payments on or redeem or repurchase any debt securities that are equal in right of payment with, or subordinated to, the RSNs during the deferral period.
The Company has recorded the present value of the stock purchase contract payments as a liability offset by a charge to additional paid-in capital in equity. Interest payments on the RSNs are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. In calculating diluted EPS, the Company applies the treasury stock method to the Corporate Units. These securities did not have an effect on diluted EPS for the three and nine months ended June 30, 2014.

Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, Laclede Group will issue between approximately 2.5 million and 3.1 million shares of its common stock in April 2017. A total of approximately 4.2 million shares of Common Stock have been reserved for issuance in connection with the stock purchase contracts.
Selected information about the Company’s Equity Units is presented below:

Issuance Date	Units Issued (Millions)	Total Net Proceeds	Total Long-term Debt	RSN Annual Interest Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability
6/11/2014	2.875	$139.4	$143.8	2.00%	4.75%	$19.7

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 7, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for the Company are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2014
Cash and cash equivalents	$571.8	$571.8	$250.4	$321.4	$—
Short-term debt	—	—	—	—	—
Long-term debt	976.6	1,044.0	—	1,044.0	—

As of September 30, 2013
Cash and cash equivalents	$53.0	$53.0	$52.8	$0.2	$—
Short-term debt	74.0	74.0	—	74.0	—
Long-term debt	912.7	954.1	—	954.1	—

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for the Utility are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2014
Cash and cash equivalents	$6.0	$6.0	$6.0	$—	$—
Short-term debt	126.9	126.9	—	126.9	—
Long-term debt	807.9	876.2	—	876.2	—

As of September 30, 2013
Cash and cash equivalents	$23.9	$23.9	$23.9	$—	$—
Short-term debt	120.7	120.7	—	120.7	—
Long-term debt	887.7	930.4	—	930.4	—

7. FAIR VALUE MEASUREMENTS
The following table for the Company categorizes the assets and liabilities in the Condensed Consolidated Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2014
ASSETS
Gas Utility
U. S. Stock/Bond Mutual Funds	$16.7	$2.9	$—	$—	$19.6
Natural gas contracts	5.2	3.2	—	(0.5)	7.9
Gasoline and heating oil contracts	0.1	—	—	—	0.1
Subtotal	22.0	6.1	—	(0.5)	27.6
Gas Marketing
Natural gas contracts	0.8	5.0	0.8	(2.0)	4.6
Total	$22.8	$11.1	$0.8	$(2.5)	$32.2
LIABILITIES
Gas Utility
Natural gas contracts	$4.0	$0.9	$—	$(4.7)	$0.2
Gas Marketing
Natural gas contracts	0.8	1.3	—	(2.0)	0.1
Other
Interest Rate Swaps	—	10.5	—	—	10.5
Total	$4.8	$12.7	$—	$(6.7)	$10.8

As of September 30, 2013
ASSETS
Gas Utility
U. S. Stock/Bond Mutual Funds	$14.5	$—	$—	$—	$14.5
Natural gas contracts	1.5	0.2	—	(1.7)	—
Gasoline and heating oil contracts	0.1	—	—	(0.1)	—
Subtotal	16.1	0.2	—	(1.8)	14.5
Gas Marketing
Natural gas contracts	2.8	1.5	0.2	(1.2)	3.3
Total	$18.9	$1.7	$0.2	$(3.0)	$17.8
LIABILITIES
Gas Utility
Natural gas contracts	$3.5	$5.4	$—	$(3.7)	$5.2
Gas Marketing
Natural gas contracts	0.2	1.5	—	(1.0)	0.7
Total	$3.7	$6.9	$—	$(4.7)	$5.9

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities. Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX. Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using Over The Counter Bulletin Board (OTCBB), broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Company’s and Utility's policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
There were no material Level 3 beginning and ending net derivative balances for the Company.
The mutual funds are included in the Other investments line of the Condensed Consolidated Balance Sheets and Balance Sheets for the Company and the Utility, respectively. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Condensed Consolidated Balance Sheets and Balance Sheets for the Company and the Utility, respectively, when a legally enforceable netting agreement exists between the Company or the Utility and the counterparty to a derivative contract. For additional information on derivative instruments, see Note 8, Derivative Instruments and Hedging Activities.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Utility has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation and permits the Utility to hedge up to 70% of its normal volumes purchased for up to a 36-month period. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its Purchased Gas Adjustment (PGA) Clause, through which the Missouri Public Service Commission (MoPSC) allows the Utility to recover gas supply costs, subject to prudence review by the MoPSC. Accordingly, the Utility does not expect any adverse earnings impact as a result of the use of these derivative instruments. The Utility does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, “Regulated Operations,” and, as a result, have no direct impact on the Statements of Consolidated Income. The timing of the operation of the PGA Clause may cause interim variations in short-term cash flows, because the Utility is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA Clause.
From time to time, the Utility purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At June 30, 2014, Laclede Gas held 0.2 million gallons of gasoline futures contracts at an average price of $2.71 per gallon. Most of these contracts, the longest of which extends to September 2014, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815. The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
In the course of its business, Laclede Group’s gas marketing subsidiary, LER, which includes its 100% owned subsidiary LER Storage Services, Inc., enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At June 30, 2014, the fair values of 63.0 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet of the Company. Of these contracts, 39.0 million MMBtu will settle during fiscal year 2014, 22.6 million MMBtu will settle during fiscal year 2015, while the remaining 1.4 million MMBtu will settle during fiscal year 2016. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period.
Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or Ice Clear Europe (ICE) futures, swap, and option contracts to lock in margins.
At June 30, 2014, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX and ICE natural gas futures, swap, and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.

On April 14, 2014, as amended on July 8, 2014, Laclede Group entered into certain interest rate swap agreements to effectively lock in interest rates on a portion of the long-term debt it anticipates issuing to finance its pending acquisition of Alagasco. These derivative instruments have been designated as cash flow hedges of forecasted transactions. These forward starting swaps involve the payment of a fixed interest rate and the receipt of a floating interest rate (the London Interbank Offered Rate, also known as LIBOR) over the terms specified in the contracts. At June 30, 2014, the notional amount of interest rate swaps outstanding was $375.0 with stated maturities ranging from 2019 to 2044 and fixed interest rates ranging between 1.89% and 3.54%. On July 8, 2014, these swaps were amended with fixed interest rates ranging between 1.95% and  3.56%. The notional amount of the interest rate swaps and stated maturities were unchanged under the amendment.
The Company’s and the Utility's exchange-traded/cleared derivative instruments consist primarily of NYMEX, OTCBB, and ICE positions. The NYMEX and OTCBB is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX/ICE and OTCBB natural gas futures and swap positions at June 30, 2014 were as follows:

	Gas Utility		Gas Marketing
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
NYMEX/ICE Open short futures positions
Fiscal 2014	—	$—	3.09	$4.45
Fiscal 2015	—	—	3.15	4.63
Fiscal 2016	—	—	0.05	4.22
NYMEX/ICE Open long futures positions
Fiscal 2014	1.71	$3.82	1.39	$4.50
Fiscal 2015	0.94	3.84	3.05	4.53
Fiscal 2016	—	—	0.20	4.20
Fiscal 2017	—	—	0.02	4.28
ICE Open long basis swap positions
Fiscal 2014	—	$—	3.45	$0.38
Fiscal 2015	—	—	1.16	0.38
Fiscal 2016	—	—	2.75	0.58
Fiscal 2017	—	—	6.87	0.50
Fiscal 2018	—	—	1.09	0.50
ICE Open short basis swap positions
Fiscal 2014	—	$—	2.62	$0.02
Fiscal 2015	—	—	0.62	0.09
OTCBB Open long futures positions
Fiscal 2014	3.85	$4.06	—	$—
Fiscal 2015	15.62	4.29	—	—
Fiscal 2016	1.78	4.27	—	—
At June 30, 2014, the Utility had 26.0 million MMBtu of other price mitigation in place through the use of NYMEX and OTCBB natural gas option-based strategies while Gas Marketing had none.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Condensed Consolidated Balance Sheets and Balance Sheets for the Company and the Utility, respectively, at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at June 30, 2014, it is expected that approximately $0.4 of pre-tax unrealized loss and $0.1 of pre-tax unrealized gains will be reclassified into the Statements of Condensed Consolidated Income and Statements of Condensed Income for the Company and the Utility, respectively, during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows and Statements of Cash Flows for the Company and the Utility, respectively.

The Effect of Derivative Instruments on the Statements of Condensed Consolidated Income and Statements of Condensed Consolidated Comprehensive Income
	Location of Gain (Loss)	Three Months Ended June 30,		Nine Months Ended June 30,
	Recorded in Income	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Gas Marketing natural gas contracts		$0.1	$5.5	$(5.1)	$3.6
Gas Utility gasoline and heating oil contracts		—	(0.1)	0.1	0.1
Interest rate swaps		(10.5)	22.2	(10.5)	17.7
Total		$(10.4)	$27.6	$(15.5)	$21.4
Effective portion of gain (loss) reclassified from AOCI to income:
Natural gas contracts	Gas Marketing Operating Revenues	$(1.1)	$(1.5)	$(4.6)	$(3.1)
	Gas Marketing Operating Expenses	0.3	0.2	1.7	(0.5)
Sub-total		(0.8)	(1.3)	(2.9)	(3.6)
Gasoline and heating oil contracts	Gas Utility Other Operations and Maintenance Expenses	—	—	0.1	0.1
Total		$(0.8)	$(1.3)	$(2.8)	$(3.5)
Ineffective portion of gain (loss) on derivatives recognized in income:
Natural gas contracts	Gas Marketing Operating Revenues	$—	$—	$(0.1)	$(0.4)
	Gas Marketing Operating Expenses	—	—	0.1	(0.2)
Sub-total		—	—	—	(0.6)
Gasoline and heating oil contracts	Gas Utility Other Operations and Maintenance Expenses	—	—	—	(0.1)
Total		$—	$—	$—	$(0.7)

Derivatives Not Designated as Hedging Instruments *
Gain (loss) recognized in income on derivatives:
Natural gas contracts	Gas Marketing Operating Revenues	$(3.2)	$0.2	$12.9	$0.4
Total		$(3.2)	$0.2	$12.9	$0.4

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

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet at June 30, 2014
	Asset Derivatives*			Liability Derivatives*
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Gas Utility:
Gasoline and heating oil contracts	Prepayments and other	$0.1		Prepayments and other	$—
Gas Marketing:
Natural gas contracts	Prepayments and other	0.8		Prepayments and other	0.5
	Deferred Charges - Other	0.3		Deferred Charges - Other	0.4
Other:
Interest rate swaps	Current Liabilities - Other	—		Current Liabilities - Other	10.5
Sub-total		1.2			11.4
Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Prepayments and other	8.4		Prepayments and other	4.7
	Accounts Receivable – Other	4.2		Accounts Receivable – Other	—
	Deferred Charges - Other	—		Deferred Charges - Other	0.2
Sub-total		12.6			4.9
Gas Marketing:
Natural gas contracts	Prepayments and other	3.5		Prepayments and other	0.9
	Deferred Charges - Other	1.9		Deferred Charges - Other	0.2
	Current Liabilities - Other	—		Current Liabilities - Other	0.1
Sub-total		5.4			1.2
Total derivatives		$19.2			$17.5

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet at September 30, 2013
	Asset Derivatives*			Liability Derivatives*
	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Gas Utility:
Gasoline and heating oil contracts	Accounts Receivable – Other	$0.1		Accounts Receivable – Other	$—
Gas Marketing:
Natural gas contracts	Prepayments and other	2.2		Prepayments and other	0.5
Sub-total		2.3			0.5
Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Accounts Receivable – Other	1.5		Accounts Receivable – Other	3.5
	Current Liabilities - Other	0.2		Current Liabilities - Other	4.0
	Deferred Credits and Other Liabilities - Other	—		Deferred Credits and Other Liabilities - Other	1.4
Sub-total		1.7			8.9
Gas Marketing:
Natural gas contracts	Prepayments and other	1.9		Prepayments and other	0.2
	Current Liabilities - Other	0.2		Current Liabilities - Other	0.8
	Deferred Charges - Other	0.2		Deferred Charges - Other	0.1
	Deferred Credits and Other Liabilities - Other	—		Deferred Credits and Other Liabilities - Other	0.1
Sub-total		2.3			1.2
Total derivatives		$6.3			$10.6

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Condensed Consolidated    Balance Sheets:

	June 30, 2014	September 30, 2013
Fair value of asset derivatives presented above:	$19.2	$6.3
Fair value of cash margin receivables offset with derivatives	—	1.7
Netting of assets and liabilities with the same counterparty	(6.7)	(4.7)
Total	$12.5	$3.3

Derivative Instrument Assets, per Balance Sheets:
Prepayments and other	$11.9	$3.3
Deferred Charges - Other	0.6	—
Total	$12.5	$3.3

Fair value of liability derivatives presented above	$17.5	$10.6
Fair value of cash margin payables offset with derivatives	—	—
Netting of assets and liabilities with the same counterparty	(6.7)	(4.7)
Total	$10.8	$5.9

Derivative Instrument Liabilities, per Balance Sheets:
Current Liabilities - Other	$10.6	$4.4
Deferred Credits and Other Liabilities - Other	0.2	1.5
Total	$10.8	$5.9

Additionally, at June 30, 2014, and September 30, 2013, the Company had $2.6 and $3.2, respectively, in cash margin receivables not offset with derivatives, that are presented in Accounts Receivable - Other.

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Utility Balance Sheets:

	June 30, 2014	September 30, 2013
Fair value of asset derivatives presented above:	$12.7	$1.8
Fair value of cash margin receivables offset with derivatives	—	1.9
Netting of assets and liabilities with the same counterparty	(4.7)	(3.7)
Total	$8.0	$—

Derivative Instrument Assets, per Balance Sheets:
Prepayments and other	$8.0	$—
Deferred Charges - Other	—	—
Total	$8.0	$—

Fair value of liability derivatives presented above	$4.9	$8.9
Fair value of cash margin payables offset with derivatives	—	—
Netting of assets and liabilities with the same counterparty	(4.7)	(3.7)
Total	$0.2	$5.2

Derivative Instrument Liabilities, per Balance Sheets:
Current Liabilities - Other	$—	$5.2
Deferred Credits and Other Liabilities - Other	0.2	—
Total	$0.2	$5.2
Additionally, at June 30, 2014, and September 30, 2013, the Utility had $0.9, and  $2.9, respectively, in cash margin receivables not offset with derivatives, that are presented in Accounts Receivable - Other.

9. CONCENTRATIONS OF CREDIT RISK
A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $16.3 at June 30, 2014. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $9.3. Accounts receivable attributable to utility companies and their marketing affiliates comprised $34.6 of total accounts receivable at June 30, 2014, while net receivable amounts from these customers, reflecting netting arrangements, were $29.1. LER also has concentrations of credit risk with certain individually significant counterparties. At June 30, 2014, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure) were $30.6. These five counterparties are investment-grade rated. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $24.4. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

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
The net periodic pension costs include the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service cost – benefits earned during the period	$2.4	$2.3	$7.3	$6.9
Interest cost on projected benefit obligation	6.0	4.1	18.0	12.2
Expected return on plan assets	(6.6)	(4.7)	(19.9)	(14.2)
Amortization of prior service cost	0.2	0.1	0.4	0.4
Amortization of actuarial loss	1.8	2.8	5.3	8.5
Loss on lump-sum settlement	—	12.3	1.3	12.3
Sub-total	3.8	16.9	12.4	26.1
Regulatory adjustment	2.9	(12.7)	7.4	(13.6)
Net pension cost	$6.7	$4.2	$19.8	$12.5
Pursuant to the provisions of the Utility's pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a MoPSC Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs in a specific year. Lump-sum payments recognized as settlements during the nine months ended June 30, 2014 were $19.8. There were $39.7 lump-sum payments recognized as settlements during the nine months ended June 30, 2013.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet included in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for Laclede Gas' qualified pension plans is based on an annual allowance of $15.5 effective January 1, 2011. The recovery in rates for MGE's qualified pension plan is based on an annual allowance of $10.0 originally effective February 20, 2010. Recently, the MoPSC approved an annual allowance of $9.9 effective May 1, 2014. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the Group's Statements of Condensed Consolidated Income and Statements of Consolidated Comprehensive Income and the Utility's Statements of Condensed Income and Statements of Comprehensive Income, is deferred as a regulatory asset or regulatory liability.
The funding policy of the Utility is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2014 contributions to the pension plans through June 30, 2014 were $18.2 to the qualified trusts and $0.3 to the non-qualified plans.
Contributions to the pension plans for the remaining three months of fiscal 2014 are anticipated to be approximately $5.7 to the qualified trusts and $0.1 to the non-qualified plans.
Postretirement Benefits
The Utility provides certain life insurance benefits at retirement. Under the Laclede Gas plans, medical insurance is currently available after early retirement until age 65. Under the MGE plans, medical insurance is currently available upon retirement until death. The transition obligation not yet included in postretirement benefit cost is being amortized over 20 years.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service cost – benefits earned during the period	$2.8	$2.5	$8.4	$7.6
Interest cost on accumulated postretirement benefit obligation	2.1	1.2	6.5	3.8
Expected return on plan assets	(1.7)	(1.0)	(5.1)	(3.2)
Amortization of transition obligation	—	0.1	—	0.1
Amortization of prior service cost (credit)	—	—	—	—
Amortization of actuarial loss	1.5	1.2	4.5	3.9
Sub-total	4.7	4.0	14.3	12.2
Regulatory adjustment	(2.4)	(1.7)	(7.2)	(5.1)
Net postretirement benefit cost	$2.3	$2.3	$7.1	$7.1
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
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet included in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s postretirement benefit plans is based on an annual allowance of $9.5 effective January 1, 2011. The difference between these amounts and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Condensed Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.
The Utility's funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2014 contributions to the postretirement plans through June 30, 2014 were $9.5. Contributions to the postretirement plans for the remaining three months of fiscal year 2014 are anticipated to be $9.7 to the qualified trusts and $0.3 paid directly to participants from the Utility's funds.

11. INFORMATION BY OPERATING SEGMENT
All of Laclede Group’s subsidiaries are 100% owned. The Gas Utility segment consists of the regulated operations of the Utility and is the core business segment of each of Laclede Group and the Utility. The Utility is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, including the City of St. Louis, through Laclede Gas and an area in western Missouri, including Kansas City, through MGE. Laclede Group's Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas. Other includes, for Laclede Group only, Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including, among other activities, natural gas fueling stations, real estate development, the compression of natural gas, and financial investments in other enterprises. Other also includes the Utility's non-regulated business activities, which are comprised of its propane storage and related services. Beginning July 1, 2013, propane-related services were included within Gas Utility operations pursuant to Laclede Gas' most recent rate case. Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from the Utility to LER, propane storage services provided by the Utility to Laclede Pipeline Company, sales of natural gas from LER to the Utility, and propane transportation services provided by Laclede Pipeline Company to the Utility.
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

Laclede Group	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2014
Revenues from external customers	$214.0	$27.1	$0.7	$—	$241.8
Intersegment revenues	0.2	27.9	0.5	(28.6)	—
Total Operating Revenues	214.2	55.0	1.2	(28.6)	241.8
Operating Expenses
Gas Utility
Natural and propane gas	77.6	—	—	(28.3)	49.3
Other operation and maintenance	73.3	—	—	(0.3)	73.0
Depreciation and amortization	18.4	—	—	—	18.4
Taxes, other than income taxes	22.2	—	—	—	22.2
Total Gas Utility Operating Expenses	191.5	—	—	(28.6)	162.9
Gas Marketing	—	50.0	—	—	50.0
Other	—	—	4.2	—	4.2
Total Operating Expenses	191.5	50.0	4.2	(28.6)	217.1
Operating Income	$22.7	$5.0	$(3.0)	$—	$24.7
Net Economic Earnings (Losses)	$13.3	$1.9	$(0.7)	$—	$14.5

Three Months Ended June 30, 2013
Revenues from external customers	$131.5	$33.4	$0.4	$—	$165.3
Intersegment revenues	—	9.4	0.7	(10.1)	—
Total Operating Revenues	131.5	42.8	1.1	(10.1)	165.3
Operating Expenses
Gas Utility
Natural and propane gas	52.8	—	—	(9.6)	43.2
Other operation and maintenance	42.2	—	—	0.3	42.5
Depreciation and amortization	11.5	—	—	—	11.5
Taxes, other than income taxes	12.9	—	—	—	12.9
Total Gas Utility Operating Expenses	119.4	—	—	(9.3)	110.1
Gas Marketing	—	40.6	—	—	40.6
Other	—	—	3.1	(0.8)	2.3
Total Operating Expenses	119.4	40.6	3.1	(10.1)	153.0
Operating Income	$12.1	$2.2	$(2.0)	$—	$12.3
Net Economic Earnings	$6.8	$1.6	$(0.2)	$—	$8.2

Laclede Group	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2014
Revenues from external customers	$1,283.6	$120.2	$1.1	$—	$1,404.9
Intersegment revenues	4.5	68.0	1.5	(74.0)	—
Total Operating Revenues	1,288.1	188.2	2.6	(74.0)	1,404.9
Operating Expenses
Gas Utility
Natural and propane gas	769.7	—	—	(73.3)	696.4
Other operation and maintenance	208.0	—	—	(0.7)	207.3
Depreciation and amortization	58.5	—	—	—	58.5
Taxes, other than income taxes	92.6	—	—	—	92.6
Total Gas Utility Operating Expenses	1,128.8	—	—	(74.0)	1,054.8
Gas Marketing	—	166.8	—	—	166.8
Other	—	—	8.5	—	8.5
Total Operating Expenses	1,128.8	166.8	8.5	(74.0)	1,230.1
Operating Income	$159.3	$21.4	$(5.9)	$—	$174.8
Net Economic Earnings (Losses)	$93.8	$9.8	$(1.1)	$—	$102.5

Nine Months Ended June 30, 2013
Revenues from external customers	$735.7	$129.9	$4.3	$—	$869.9
Intersegment revenues	10.5	14.0	1.1	(25.6)	—
Total Operating Revenues	746.2	143.9	5.4	(25.6)	869.9
Operating Expenses
Gas Utility
Natural and propane gas	435.3	—	—	(25.1)	410.2
Other operation and maintenance	123.0	—	—	0.3	123.3
Depreciation and amortization	33.7	—	—	—	33.7
Taxes, other than income taxes	49.5	—	—	—	49.5
Total Gas Utility Operating Expenses	641.5	—	—	(24.8)	616.7
Gas Marketing	—	134.0	—	—	134.0
Other	—	—	13.8	(0.8)	13.0
Total Operating Expenses	641.5	134.0	13.8	(25.6)	763.7
Operating Income	$104.7	$9.9	$(8.4)	$—	$106.2
Net Economic Earnings	$62.3	$7.3	$(0.7)	$—	$68.9

The Company's total asset detail is as follows:

	June 30,	September 30,
Laclede Group	2014	2013
Total Assets:
Gas Utility	$2,976.5	$2,981.0
Gas Marketing	185.8	163.9
Other	989.0	115.6
Eliminations	(494.6)	(135.1)
Total Assets	$3,656.7	$3,125.4

Laclede Gas	Gas Utility	Other	Adjustments & Eliminations	Total
Three Months Ended June 30, 2014
Operating revenues	$214.2	$—	$—	$214.2
Net Economic Earnings	13.3	(0.1)	—	13.2

Nine Months Ended June 30, 2014
Operating revenues	$1,288.1	$0.1	$—	$1,288.2
Net Economic Earnings	93.8	(0.1)	—	93.7

Three Months Ended June 30, 2013
Operating revenues	$131.5	$0.2	$—	$131.7
Net Economic Earnings	6.8	(0.1)	—	6.7

Nine Months Ended June 30, 2013
Operating revenues	$746.2	$1.6	$—	$747.8
Net Economic Earnings	62.3	0.7	—	63.0

The Utility's total asset detail is as follows:

	June 30,	September 30,
Laclede Gas	2014	2013
Total Assets:
Gas Utility	$2,976.5	$2,981.0
Other	—	—
Total Assets	$2,976.5	$2,981.0

The following table reconciles the Company's Net Income (GAAP) to Net Economic Income (Non-GAAP):

	Three Months Ended June 30,		Nine Months Ended June 30,
Laclede Group	2014	2013	2014	2013
Net income (GAAP)	$11.7	$6.6	$99.5	$62.4
Unrealized (gain) loss on energy-related derivative contracts	(1.0)	(0.3)	(2.3)	0.6
Lower of cost or market inventory adjustments	(0.1)	0.5	(0.7)	0.6
Realized (gain) loss on economic hedges prior to sale of the physical commodity	—	—	(0.1)	—
Acquisition, divestiture and restructuring activities	3.9	1.4	6.1	5.3
Net Economic Earnings (Non-GAAP)	$14.5	$8.2	$102.5	$68.9

The following table reconciles the Utility's Net Income (GAAP) to Net Economic Income (Non-GAAP):

	Three Months Ended June 30,		Nine Months Ended June 30,
Laclede Gas	2014	2013	2014	2013
Net Income (GAAP)	$12.0	$3.8	$91.5	$59.3
Unrealized (gain) loss on energy-related derivative contracts	—	—	—	0.1
Acquisition, divestiture and restructuring activities	1.2	2.9	2.2	3.6
Net Economic Earnings (Non-GAAP)	$13.2	$6.7	$93.7	$63.0

12. COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utility have entered into contracts with various counterparties, expiring on dates through 2019, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2014 are estimated at approximately $1,150 for the Company and $695 for the Utility. Additional contracts are generally entered into prior to or during the heating season. The Utility recovers its costs from customers in accordance with the PGA Clause.
Contingencies
The Utility owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or the Utility's financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, the Company or the Utility may be required to incur additional costs.
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
One of the sites located in the City of St. Louis is currently owned by a development agency of the City, which, together with other City development agencies, has selected a developer to redevelop the site. In conjunction with this redevelopment effort, Laclede Gas and another former owner of the site entered into an agreement (Remediation Agreement) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the Missouri Department of Natural Resources. The Remediation Agreement also provides for a release of Laclede Gas and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverage, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Laclede Gas and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The amount paid by Laclede Gas did not materially impact the financial condition, results of operations, or cash flows of the Company.
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
To date, amounts required for remediation at these sites have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the MGP sites. While some of the insurers have denied coverage and reserved their rights, Laclede Gas continues to discuss potential reimbursements with them. In 2005, the Utility’s outside consultant completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from each of the Utility’s insurers of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor, and remediate these MGP sites from $5.8 to $36.3 based upon then currently available facts, technology, and laws and regulations.
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
As discussed in Note 8, Derivative Instruments and Hedging Activities, Laclede Gas and LER enter into NYMEX and ICE exchange-traded/cleared derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas and LER to a new brokerage firm. On June 27, 2013, the bankruptcy Trustee issued a statement projecting that MF Global customers would receive a full payout of their claims. In 2014, both the Laclede Gas and LER accounts were paid in full.
The Company and the Utility are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the Statements of Condensed Consolidated Income, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statement of Cash Flows of the Company and the Statements of Condensed Income, Balance Sheets and Statements of Condensed Cash Flows of the Utility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in millions, except for per share amounts)
This section analyzes the financial condition and results of operations of The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility), a 100% owned subsidiary of the Company. It includes management’s view of factors that affect its business, explanations of past financial results including changes in earnings and costs from the prior year periods, and their effects on the Company's and the Utility's overall financial condition and liquidity.
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
In addition, actual results may differ materially from those contemplated in any forward-looking statement if the purchase of 100 percent of the common stock of Alabama Gas Corporation (Alagasco) from Energen Corporation (Energen) occurs before September 30, 2014. Refer to Acquisition Agreement on the following page for additional information.
The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s and the Utility's Condensed Consolidated Financial Statements and Financial Statements, respectively, and the Notes thereto.

ACQUISITION AGREEMENT
On April 5, 2014, Laclede Group entered into an agreement (the Alagasco Transaction) with Energen to acquire 100 percent of the common stock of Alagasco. The strategic rationale for the Company is described below:

•	The acquisition fits our growth strategy and supports the Company’s commitment to long-term shareholder value creation.

•	The acquisition is anticipated to add to net economic earnings (NEE) per share beginning in fiscal 2015, support long-term NEE per share growth, and generate additional cash flow.

•	The acquisition is anticipated to support the Company's commitment to a growing dividend at a sustainable payout ratio.

•	The addition of Alagasco provides geographic and regulatory diversity, along with adding a progressive and highly rated regulatory environment.
On April 14, 2014, Laclede Group, Energen and Alagasco jointly filed with the Alabama Public Service Commission (APSC) to request approval of the Alagasco Transaction. On May 7, 2014, Laclede Group received confirmation of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. On July 22, 2014 the APSC unanimously voted to approve the Alagasco Transaction and subsequently issued a written order reflecting their decision effective July 24, 2014. Pursuant to Alabama law, a party has 30 days to appeal an order of the APSC. No party to the proceeding before the APSC formally opposed the application for approval.
The stated purchase price of the Alagasco Transaction is $1,600.0, subject to customary closing adjustments, which includes approximately $1,350.0 in cash and the assumption of nearly $250.0 of Alagasco long-term debt. The Alagasco Transaction was originally supported by a fully committed $1,350.0 bridge loan facility with Credit Suisse AG and Wells Fargo Bank, National Association, which as of April 28th has been syndicated to a group of eleven additional banks (collectively, together with Credit Suisse AG and Wells Fargo Bank, National Association, the "Bridge Lenders").
The permanent financing is anticipated to be a combination of common stock, mandatory convertible securities, and long-term debt, as well as the use of corporate cash and short-term credit facilities. On June 11, 2014, Laclede Group completed public offerings and sales of its common stock and equity units generating net proceeds in the aggregate of approximately $600.0, which are to be used to fund a portion of the purchase price for the Alagasco Transaction, or other general corporate purposes if the Alagasco Transaction is not consummated. The proceeds from such offerings automatically reduced the commitments of the Bridge Lenders by an equal amount. On June 16, 2014, Laclede Group and the Bridge Lenders entered into a first amendment to the bridge loan facility to further reduce the aggregate commitments of the Bridge Lenders to $700.0.

RESULTS OF OPERATIONS
Overview
Laclede Group’s earnings are primarily derived from its Gas Utility segment, which reflects the regulated activities of the Utility, Missouri’s largest natural gas distribution company. The Utility is regulated by the Missouri Public Service Commission (MoPSC) and serves the City of St. Louis and eastern Missouri through Laclede Gas and Kansas City and western Missouri through Missouri Gas Energy (MGE). The Utility delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. Laclede Gas' weather mitigation rate design and MGE's rate design lessen the impact of weather volatility on its customers during cold winters and stabilizes the Utility’s earnings. Due to the seasonal nature of the Utility, Laclede Group’s earnings are typically concentrated during the heating season of November through April each fiscal year, although earnings for MGE are less seasonal than earnings from Laclede Gas due to MGE's rate design, which recovers fixed costs more evenly throughout the year.
Effective September 1, 2013, the Utility completed the purchase of substantially all of the assets and liabilities of MGE, a utility engaged in the distribution of natural gas on a regulated basis in western Missouri, from Southern Union Company (SUG), an affiliate of Energy Transfer Equity, L.P. (ETE) and Energy Transfer Partners, L.P. The purchase was completed pursuant to the Purchase and Sale Agreement (MGE PSA) dated December 14, 2012. Under the terms of the MGE PSA, the Utility acquired MGE for a purchase price of $975.0.
In accordance with Section 3.2 of the MGE PSA, Laclede Gas provided to SUG a reconciliation of certain balance sheet accounts from the amounts at September 30, 2012 to August 31, 2013, indicating the difference due to changes in the actual net assets transferred to the Company at closing from the level at September 30, 2012. Laclede Gas and SUG agreed to the final reconciliation amount of $23.9 that was paid by ETE to Laclede Gas on February 14, 2014.
Also, on December 12, 2012, a subsidiary of Laclede Group, Plaza Massachusetts Acquisition Inc. (Plaza Mass), agreed to purchase New England Gas Company (NEG) from SUG. Subsequently, on February 11, 2013, the Company agreed to sell Plaza Mass to Algonquin Power & Utilities Corp. (APUC). On December 13, 2013, the Massachusetts Department of Public Utilities

(MDPU) approved the transfer of NEG to an APUC subsidiary. Consistent with the February 11, 2013 agreements, on December 20, 2013, the Company closed the sale of Plaza Mass to an APUC subsidiary and received $11.0 from APUC. On December 24, 2013, the Massachusetts Attorney General filed a Motion for Clarification/Reconsideration with the MDPU which, among other things, claims that legislative approval is required for a transfer of utility assets. On March 26, 2014, the MDPU signed an order denying the Attorney General's motion, so the MDPU's order approving the sale of NEG is now final.
These receipts of funds and other working capital adjustments in the third quarter of 2014 effectively reduced the Utility's purchase price of MGE to $940.1 and reduced goodwill related to the transaction to $210.0. The acquisition was accounted for in accordance with ASC 805 (“Topic 805”), “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. As part of the MGE acquisition, Laclede Gas has estimated the asset retirement obligation of MGE's long-lived assets as of the acquisition date. This allocation of asset retirement obligations is preliminary and will be finalized upon completion of a detailed fair value analysis that is being performed by the Company, which will be finalized prior to September 1, 2014.
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

EARNINGS
Net income reported by Laclede Group and the Utility and earnings per share reported by Laclede Group are determined in accordance with accounting principles generally accepted in the United States of America (GAAP). Management also uses the non-GAAP measures of net economic earnings, net economic earnings per share and operating margin when internally evaluating results of operations. These internal non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income.
Non-GAAP Measures - Net Economic Earnings and Net Economic Earnings Per Share
Net Economic Earnings and Net Economic Earnings Per Share are non-GAAP measures that exclude from net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions as well as acquisition, divestiture, and restructuring activities. These fair value and timing adjustments are made in instances where the accounting treatment differs from the economic substance of the underlying transaction, including the following:

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
Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. In addition, management excludes the impact related to unique acquisition, divestiture, and restructuring activities when evaluating on-going performance, and therefore excludes these impacts from net economic earnings. Net economic earnings per share also excludes the impact of the May 2013 and June 2014 equity offerings to fund the acquisition of MGE and the Alagasco

Transaction. Management believes that this presentation provides a useful representation of operating performance by facilitating comparisons of year-over-year results. The definition and measurement of net economic earnings provided above is consistent with that used by management and the Board of Directors in assessing the Company’s and the Utility's performance as well as for determining performance under the Company’s and the Utility's incentive compensation plans. Further, the Company believes this better enables an investor to view the Company’s and the Utility's performance in that period on a basis that would be comparative to prior periods.
Reconciliations of net economic earnings and net economic earnings per share to the Company’s most directly comparable GAAP measures are provided below and on the following pages.
Non-GAAP Measure - Operating Margin
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of operating margin when evaluating result of operations. The Utility passes on to its customers (subject to prudence review by the MoPSC) increases and decreases in the wholesale cost of natural gas in accordance with its PGA Clause. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes and gross receipts tax expense, which are calculated as a percentage of revenues, with the same amount, excluding immaterial timing differences, included in revenues, has no direct effect on operating income. As these costs are included in revenue and operating expenses and management does not have any control over these amounts for the Utility, management believes that beginning with operating margin is a more useful measure. In addition, it is management's belief that operating margin and the remaining operating expenses that calculate operating income is a more useful measure assessing the Company's and the Utility's performance as management has more ability to influence control over these revenues and expenses.
THREE MONTHS ENDED JUNE 30, 2014
Reconciliation of the Company's Net Economic Earnings to the most comparable GAAP number, Net Income, is as follows:

	Gas Utility	Gas Marketing	Other	Consolidated	Per Share Amounts**
Three Months Ended June 30, 2014
Net Income (Loss) (GAAP)	$12.1	$3.0	$(3.4)	$11.7	$0.33
Unrealized gain on energy-related derivatives*	—	(1.0)	—	(1.0)	(0.02)
Lower of cost or market inventory adjustments*	—	(0.1)	—	(0.1)	—
Realized loss on economic hedges prior to the sale of the physical commodity*	—	—	—	—	—
Acquisition, divestiture and restructuring activities*	1.2	—	2.7	3.9	0.10
Weighted Average Shares Adjustment**					0.03
Net Economic Earnings (Loss) (Non-GAAP)	$13.3	$1.9	$(0.7)	$14.5	$0.44

Three Months Ended June 30, 2013
Net Income (Loss) (GAAP)	$6.8	$1.4	$(1.6)	$6.6	$0.25
Unrealized loss on energy-related derivatives*	—	(0.3)	—	(0.3)	(0.01)
Lower of cost or market inventory adjustments*	—	0.5	—	0.5	0.02
Acquisition, divestiture and restructuring activities*	—	—	1.4	1.4	0.05
Weighted Average Shares Adjustment**					0.05
Net Economic Earnings (Loss) (Non-GAAP)	$6.8	$1.6	$(0.2)	$8.2	$0.36

*	Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**
Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation. Also, net economic earnings per share exclude the impact of the May 2013 and June 2014 equity offerings to fund the acquisitions of MGE and Alagasco (pending). The weighted-average diluted shares used in the net economic earnings per share calculation for the quarters ended June 30, 2014 and 2013 were 32.7 million and 22.5 million compared to 35.0 million and 26.2 million in GAAP EPS calculation, respectively.

Consolidated
Laclede Group’s net income was $11.7 for the three months ended June 30, 2014, compared with $6.6 for the three months ended June 30, 2013. Basic and diluted earnings per share for the three months ended June 30, 2014 were $0.34 and $0.33, respectively, compared with basic and diluted earnings per share of $0.25, respectively, for the three months ended June 30, 2013. Net income increased compared to last year primarily due to improved results reported by Laclede Group's Gas Utility segment, which reflects the inclusion of MGE operations, as well as improved earnings from the Gas Marketing segment of $1.6. Net economic earnings were $14.5 for the three months ended June 30, 2014, up from $8.2 for the same period last year. Net economic earnings per share were $0.44 for the three months ended June 30, 2014, up from $0.36 for the three months ended June 30, 2013.
Gas Utility
Gas Utility net income and net economic earnings increased by $5.3 and $6.5, respectively for the three months ended June 30, 2014, compared with the three months ended June 30, 2013. The increase was primarily due to higher operating margin of $52.4, which reflects the inclusion of MGE operating margin totaling $49.0. These benefits were partially offset by an increase in other operating expenses of $34.9, including MGE other operating expenses totaling $31.6, an increase in depreciation and amortization expenses of $6.9, including MGE depreciation and amortization expense totaling $5.9, higher interest expense totaling $3.1, and decrease in income tax benefit of $2.3.
Gas Marketing
The Gas Marketing segment reported GAAP earnings totaling $3.0 for the three months ended June 30, 2014, an increase of $1.6 compared with the same period last year. Net economic earnings for the three months ended June 30, 2014 increased $0.3 compared with the three months ended June 30, 2013. The increases in net income and net economic earnings were primarily attributable to an increase in operating margin, as discussed below.
Other
The Other segment reported a net loss of $1.8 higher as compared with the same period last year. The increase in net loss was primarily due to acquisition-related expenses for Alagasco of $2.7, net of income taxes, during the three months ended June 30, 2014 as compared to prior year acquisition-related expenses for MGE and NEG totaling $1.4, net of income taxes, during the three months ended June 30, 2013. The remaining increase in net loss is due to other operating expenses incurred during the three months ended June 30, 2014.
Operating Revenues and Operating Expenses
Reconciliations of the Company's operating margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2014
Operating revenues	$214.2	$55.0	$1.2	$(28.6)	$241.8
Natural and propane gas expense	77.6	48.5	—	(28.3)	97.8
Gross receipts tax expense	13.7	—	—	—	13.7
Operating margin (non-GAAP)	122.9	6.5	1.2	(0.3)	130.3
Depreciation and amortization	18.4	0.1	0.1	—	18.6
Other operating expenses	81.8	1.4	4.1	(0.3)	87.0
Operating income (loss) (GAAP)	$22.7	$5.0	$(3.0)	$—	$24.7

Three Months Ended June 30, 2013
Operating revenues	$131.5	$42.8	$1.1	$(10.1)	$165.3
Natural and propane gas expense	52.8	39.6	—	(9.6)	82.8
Gross receipts tax expense	8.2	—	—	—	8.2
Operating margin (non-GAAP)	70.5	3.2	1.1	(0.5)	74.3
Depreciation and amortization	11.5	0.1	0.2	—	11.8
Other operating expenses	46.9	0.9	2.9	(0.5)	50.2
Operating income (loss) (GAAP)	$12.1	$2.2	$(2.0)	$—	$12.3

Consolidated
Laclede Group reported operating revenues of $241.8 for the three months ended June 30, 2014 compared with $165.3 for the same period last year. Laclede Group's operating margin increased $56.0 for the three months ended June 30, 2014 compared with the same period last year due to higher Gas Utility and Gas Marketing operating margin as discussed below. Depreciation and amortization expenses were $18.6 for the three months ended June 30, 2014, compared with $11.8 for the same period last year. Other operating expenses were $87.0 for the three months ended June 30, 2014, compared with $50.2 for the same period last year. The increase was primarily due to the inclusion of MGE other operating expenses and depreciation and amortization expenses totaling $31.6 and $5.9, respectively.
Gas Utility
Operating Revenues - Gas Utility operating revenues for the three months ended June 30, 2014 were $214.2, or $82.7 more than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

Variance
Customer revenue from MGE	$87.3
Lower system sales volumes and other variations	(10.5)
Higher wholesale gas costs passed on to Utility customers	3.0
Higher ISRS and general rate increases	2.4
Gross receipts tax revenues	0.5
Total Variation	$82.7
Temperatures experienced in the Utility’s service areas during the three months ended June 30, 2014 were 28.8% warmer than the same period last year, and 7.1% warmer than normal, resulting in lower gas usage on a per customer basis. Total system therms sold and transported were 255.4 million for the three months ended June 30, 2014, compared with 122.7 million for the same period last year. Total off-system therms sold and transported were 0.7 million for the three months ended June 30, 2014, compared with 18.2 million for the same period last year. This decrease was due to warmer temperatures and decreased heating demand in our service areas, reducing the demand for gas supply resources as noted in the volume component in the above table.
Operating Margin - Gas Utility operating margin was $122.9 for the three months ended June 30, 2014, a $52.4 increase over the same period last year. The increase was attributable to the following factors:

Variance
Operating margin from MGE	$48.9
Higher ISRS and general rate increases	2.4
Increased sales margins and modest customer growth	1.1
Total Variation	$52.4
The increase was primarily attributable to MGE's operating margin totaling $48.9, higher ISRS and general rate increases, increased sales margins reflecting favorable timing of therms sold and transported and modest customer growth.
Operating Expenses - Other operating expenses and depreciation and amortization expenses for the three months ended June 30, 2014 increased $34.9 and $6.9, respectively, from the same period last year. The increase was primarily due to the inclusion of MGE operating expenses and depreciation and amortization expenses in the second quarter of fiscal year 2014 totaling $31.6 and $5.9, respectively. The remaining increase in other operating expenses was primarily due to higher provision for uncollectible accounts, a portion of which is due to the colder weather experienced during the Utility's second quarter of 2014. The remaining depreciation and amortization increase of $1.0 was primarily due to additional depreciable property.
Gas Marketing
Operating Revenues - Gas Marketing operating revenues during the three months ended June 30, 2014 increased $12.2 from the same period last year primarily due to a carryover effect from the favorable second quarter of 2014 in which higher volumes sold and higher per unit gas sales prices resulted from the colder weather experienced, particularly in the upper-Midwest.
Operating Margin - Gas Marketing operating margin during the three months ended June 30, 2014 increased $3.3 from the same period last year. The increase in operating margin was primarily attributable to a carryover effect from the favorable second quarter of 2014 in which higher sales margins, reflecting greater market volatility and basis differentials of natural gas prices between differing areas throughout the Midwest driven principally by colder weather, resulted during the three months ended June 30, 2014 as compared to the same period last year.

Other - Laclede Group
Operating Revenues and Operating Expenses - Other operating revenues and other operating expenses increased by $0.1 and $1.2, respectively, during the three months ended June 30, 2014 from the same period last year. The increase in other operating expense were primarily due to higher expenses for the pending Alagasco acquisition during the three months ended June 30, 2014 compared to prior year acquisition-related expenses for MGE and NEG.
Other - Laclede Gas
Operating Revenues and Operating Expenses - Other operating revenues and other operating expenses for Laclede Gas are included in the Other Column of Laclede Group. The Gas Utility did not have any other operating revenues during the three months ended June 30, 2014 as compared to $0.2 for the three months ended June 30, 2013. Other operating expenses were $0.2 and $5.1 for the three months ended June 30, 2014 and 2013, respectively, as the prior year quarter included acquisition-related expenses for MGE.
Consolidated
Other Income and (Income Deductions) - Net
Other Income and (Income Deductions) - Net decreased $2.0 primarily due to higher charitable donations during the three months ended June 30, 2014 as compared to the same period last year.
Interest Charges
Interest charges during the three months ended June 30, 2014 increased $4.5 from the same period last year. The increase was primarily due to the net effect of the August 2013 issuance of long-term debt totaling $450.0, the June 2014 issuance of equity units totaling $143.8, offset by the early redemption of $80.0, 6.35% first mortgage bonds on January 6, 2014. For the three months ended June 30, 2014, average short-term borrowings were $19.8 and the average short-term interest rates on these borrowings were 0.2%. There were no short-term borrowings during the three months ended June 30, 2013.
Gas Utility
Interest Charges
Interest charges during the three months ended June 30, 2014 increased $3.1 from the same period last year. The increase was primarily due to the net effect of the August 2013 issuance of long-term debt totaling $450.0, offset by the early redemption of $80.0, 6.35% first mortgage bonds on January 6, 2014. For the three months ended June 30, 2014, average short-term borrowings were $19.8 and the average short-term interest rates on these borrowings were 0.2%. There were no short-term borrowings during the three months ended June 30, 2013.
Consolidated
Income Taxes
Income taxes during the three months ended June 30, 2014 increased $0.8 from the same period last year primarily due to higher pre-tax income. The effective tax rate for the three months ended June 30, 2014 is (7.3)% because the projected effective tax rate for the year decreased approximately 2%. With low quarterly income for the three months ended June 30, 2014 as compared to the nine months ended June 30, 2014, the small change in the annual projected tax rate had a substantial impact on the rate for the three months ended June 30, 2014.

NINE MONTHS ENDED JUNE 30, 2014
Reconciliation of the Company's Net Economic Earnings to the most comparable GAAP number, Net Income, is as follows:

	Gas Utility	Gas Marketing	Other	Total	Per Share Amounts**
Nine Months Ended June 30, 2014
Net Income (Loss) (GAAP)	$91.6	$12.9	$(5.0)	$99.5	$2.97
Unrealized gain on energy-related derivatives*	—	(2.3)	—	(2.3)	(0.07)
Lower of cost or market inventory adjustments*	—	(0.7)	—	(0.7)	(0.02)
Realized loss on economic hedges prior to the sale of the physical commodity*	—	(0.1)	—	(0.1)	—
Acquisition, divestiture and restructuring activities*	2.2	—	3.9	6.1	0.17
Weighted Average Shares Adjustment**					0.07
Net Economic Earnings (Losses) (Non-GAAP)	$93.8	$9.8	$(1.1)	$102.5	$3.12

Nine Months Ended June 30, 2013
Net Income (Loss) (GAAP)	$62.3	$6.1	$(6.0)	$62.4	$2.62
Unrealized loss on energy-related derivatives*	—	0.6	—	0.6	0.02
Lower of cost or market inventory adjustments*	—	0.6	—	0.6	0.02
Acquisition, divestiture and restructuring activities*	—	—	5.3	5.3	0.23
Weighted Average Shares Adjustment**					0.15
Net Economic Earnings (Losses) (Non-GAAP)	$62.3	$7.3	$(0.7)	$68.9	$3.04

*	Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**
Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation. Also, net economic earnings per share exclude the impact of the May 2013 and June 2014 equity offerings to fund the acquisitions of MGE and Alagasco (pending). The weighted-average diluted shares used in the net economic earnings per share calculation for the nine months ended June 30, 2014 and 2013 were 32.7 million and 22.5 million compared to 33.4 million and 23.7 million in GAAP EPS calculation, respectively.

Consolidated
Laclede Group’s net income was $99.5 for the nine months ended June 30, 2014, compared with $62.4 for the nine months ended June 30, 2013. Basic and diluted earnings per share for the nine months ended June 30, 2014 were $2.97 and compared with basic and diluted earnings per share of $2.62 for the nine months ended June 30, 2013. Net income increased compared to last year primarily due to improved results reported by Laclede Group's Gas Utility segment, which reflects the inclusion of MGE operations, as well as improved earnings from the Gas Marketing segment of $6.8. Net economic earnings were $102.5 for the nine months ended June 30, 2014, up from $68.9 for the same period last year. Net economic earnings per share were $3.12 for the nine months ended June 30, 2014, up from $3.04 for the nine months ended June 30, 2013.
Gas Utility
Gas Utility net income and net economic earnings increased by $29.3 and $31.5, respectively for the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013. The increase was primarily due to higher operating margin (a non-GAAP measure, as discussed below) of $175.7, which reflects the inclusion of MGE operating margin totaling $156.2. These benefits were partially offset by an increase in other operating expenses of $96.3, including MGE other operating expenses totaling $83.4, an increase in depreciation and amortization expenses of $24.8, including MGE depreciation and amortization expense totaling $21.2, higher interest expense totaling $10.6, and increased income tax expense of $13.8.
Gas Marketing
The Gas Marketing segment reported GAAP earnings totaling $12.9, an increase of $6.8 compared with the same period last year. Net economic earnings for the nine months ended June 30, 2014 increased $2.5 compared with the nine months ended June 30, 2013. The increases in net income and net economic earnings were primarily attributable to an increase in operating margin, as discussed below.

Other
The Other segment reported a lower net loss of $1.0 as compared with the same period last year. The decrease in net loss was primarily due to prior year acquisition-related expenses of MGE and NEG totaling $5.3, net of income taxes, and other minor expenses during the nine months ended June 30, 2013 partially offset by acquisition-related expenses of $3.9, net of income taxes, for Alagasco during the nine months ended June 30, 2014.
Operating Revenues and Operating Expenses
Reconciliations of the Company's operating margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2014
Operating revenues	$1,288.1	$188.2	$2.6	$(74.0)	$1,404.9
Natural and propane gas expense	769.7	162.6	—	(73.3)	859.0
Gross receipts tax expense	66.5	0.2	—	—	66.7
Operating margin (non-GAAP)	451.9	25.4	2.6	(0.7)	479.2
Depreciation and amortization	58.5	0.3	0.3	—	59.1
Other operating expenses	234.1	3.7	8.2	(0.7)	245.3
Operating income (loss) (GAAP)	$159.3	$21.4	$(5.9)	$—	$174.8

Nine Months Ended June 30, 2013
Operating revenues	$746.2	$143.9	$5.4	$(25.6)	$869.9
Natural and propane gas expense	435.3	130.3	1.2	(25.1)	541.7
Gross receipts tax expense	34.7	0.1	—	—	34.8
Operating margin (non-GAAP)	276.2	13.5	4.2	(0.5)	293.4
Depreciation and amortization	33.7	0.3	0.7	—	34.7
Other operating expenses	137.8	3.3	11.9	(0.5)	152.5
Operating income (loss) (GAAP)	$104.7	$9.9	$(8.4)	$—	$106.2
Consolidated
Laclede Group reported operating revenues of $1,404.9 for the nine months ended June 30, 2014 compared with $869.9 for the same period last year. Laclede Group's operating margin increased $185.8 for the nine months ended June 30, 2014 compared with the same period last year due to higher Gas Utility and Gas Marketing operating margin as discussed below. Depreciation and amortization expenses were $59.1 for the nine months ended June 30, 2014, compared with $34.7 for the same period last year. Other operating expenses were $245.3 for the nine months ended June 30, 2014, compared with $152.5 for the same period last year. The increase was primarily due to full nine months impact of MGE operating expenses and depreciation and amortization expenses totaling $83.4 and $21.2, respectively.
Gas Utility
Operating Revenues - Gas Utility operating revenues for the nine months ended June 30, 2014 were $1,288.1, or $541.9 more than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

Variance
New customer revenue from MGE	$484.0
Higher system sales volumes and other variations	63.5
Lower wholesale gas costs passed on to Utility customers	(8.8)
Gross receipts tax revenues	3.2
Total Variation	$541.9
Temperatures experienced in the Utility’s service areas during the nine months ended June 30, 2014 were 12.6% colder than the same period last year, and 11.6% colder than normal, resulting in higher gas usage and operating revenues on a year-over-year comparative basis. Total system therms sold and transported were 1,673.1 million for the nine months ended June 30, 2014, compared with 796.8 million for the same period last year. Total off-system therms sold and transported were 108.3 million for the nine months ended June 30, 2014, compared with 229.4 million for the same period last year. This decrease was due to colder temperatures and increased heating demand in our service areas, reducing the gas supply resources available for off-system sales or capacity release.
Operating Margin - Gas Utility operating margin was $451.9 for the nine months ended June 30, 2014, a $175.7 increase over the same period last year. The increase was attributable to the following factors:

Variance
Operating margin from MGE	$156.2
Higher consumption and modest customer growth	13.0
Colder weather impact	6.5
Total Variation	$175.7
The increase was primarily due to the impact of MGE's operating margin totaling $156.2, higher usage of natural gas reflecting colder weather and higher consumption and modest customer growth.
Operating Expenses - Other operating expenses and depreciation and amortization expenses for the nine months ended June 30, 2014 increased $96.3 and $24.8, respectively, from the same period last year. The increase was primarily due to the inclusion of MGE operating expenses and depreciation and amortization expenses totaling $83.4 and $21.2, respectively, in the first nine months of fiscal year 2014. The remaining increase in other operating expenses was due to the impact of colder weather reflected in higher provision for uncollectible accounts, higher maintenance costs and higher employee-related expenses. The remaining depreciation and amortization expense increase of $3.6 was primarily due to additional depreciable property.
Gas Marketing
Operating Revenues - Gas Marketing operating revenues during the nine months ended June 30, 2014 increased $44.3 from the same period last year due to higher volumes sold and higher per unit gas sales prices as the colder weather resulted in a constrained pipeline infrastructure creating higher market volatility between differing regions.
Operating Margin - Gas Marketing operating margin during the nine months ended June 30, 2014 increased $11.9 from the same period last year. The increase in operating margin was primarily attributable to higher sales margins, reflecting higher market volatility and basis differentials of natural gas prices during the nine months ended June 30, 2014 compared to the same period last year.
Other Segment - Laclede Group
Operating Revenues and Operating Expenses - Other operating revenues and other operating expenses decreased by $2.8 and $3.7, respectively, during the nine months ended June 30, 2014 from the same period last year. The decrease was primarily due to a sale of propane inventory by the Laclede Pipeline Company in the prior year and lower current year expenses for the pending acquisition of Alagasco as compared to prior year acquisition-related expenses for MGE and NEG.
Other Segment - Laclede Gas
Operating Revenues and Operating Expenses - Other operating revenues and other operating expenses for Laclede Gas are included in the Other Column of Laclede Group. Other operating revenues were $0.1 and $1.6 for the nine months ended June 30, 2014 and 2013, respectively. Other operating expenses were $0.1 and $6.4 for the nine months ended June 30, 2014 and 2013, respectively. These decreases were primarily due to a sale of propane inventory by the Laclede Pipeline Company in the prior year and prior year acquisition-related expenses for MGE.
Consolidated
Other Income and (Income Deductions) - Net
Other Income and (Income Deductions) - Net decreased $3.0 primarily due to higher charitable donations as compared to the nine months ended June 30, 2013.

Interest Charges
Interest charges during the nine months ended June 30, 2014 increased $11.6 from the same period last year. The increase was primarily due to the December 2012, March 2013, and August 2013 issuances of additional long-term debt totaling $25.0, $100.0 and $450.0, respectively, the June 2014 issuance of equity units totaling $143.8, offset by the early bond redemption of $80.0, 6.35% first mortgage bonds on January 6, 2014, and the October 2012 maturity of $25.0, 6.50% first mortgage bonds. Average short-term interest rates were 0.3% for both the nine months ended June 30, 2014 and 2013. Average short-term borrowings were $72.9 for the nine months ended June 30, 2014, compared with $40.6 for the nine months ended June 30, 2013.
Gas Utility
Interest Charges
Interest charges during the nine months ended June 30, 2014 increased $10.6 from the same period last year. The increase was primarily due to the March 2013 and August 2013 issuances of additional long-term debt totaling $100.0 and $450.0, respectively, offset by the early bond redemption of $80.0, 6.35% first mortgage bonds on January 6, 2014, and the October 2012 maturity of $25.0, 6.50% first mortgage bonds. Average short-term interest rates were 0.3% for both the nine months ended June 30, 2014 and 2013. Average short-term borrowings were $125.5 for the nine months ended June 30, 2014, compared with $69.3 for the nine months ended June 30, 2013.
Consolidated
Income Taxes
Income taxes during the nine months ended June 30, 2014 increased $16.9 from the same period last year primarily due to higher pre-tax income.
REGULATORY AND OTHER MATTERS
On September 16, 2013, MGE filed tariff sheets in a new general rate case proceeding that were designed to increase its total revenues by $23.4, less the current annualized Infrastructure System Replacement Surcharge (ISRS) revenues of $6.3 that were already being recovered from customers. Consistent with its normal practice, the MoPSC suspended implementation of the MGE proposed rates on September 17, 2013 and set the case for hearing in April 2014. On April 11, 2014, MGE and other parties to the rate case filed a Stipulation and Agreement resolving all issues in the case. On April 23, 2014, the MoPSC approved the Stipulation and Agreement which was effective May 1, 2014 for a base rate increase of $7.8. This result is essentially equivalent to incorporating MGE’s ISRS revenues into base rates. In addition, effective October 1, 2014, MGE will lower its fixed monthly charge for residential and small commercial customers and incorporate a volumetric charge in its place. After this adjustment, MGE will still be recovering about 83% of its distribution costs to these customers through the fixed monthly charge. On December 6, 2013, MGE filed for a $1.6 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over the nine months from January to September 2013. Effective March 21, 2014, the MoPSC approved an increase in MGE’s ISRS in the amount of $1.7 annually. However, pursuant to the settlement of the MGE rate case, the ISRS rates were reset to zero effective May 1, 2014. On July 25, 2014, MGE filed for a $2.8 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over eight months from January to August 2014. Any increase in rates in this proceeding must go into effect by at least November 22, 2014.
On January 17, 2014, Laclede Gas filed to re-establish an ISRS charge to recover investments made in gas safety replacement projects and public improvement projects in Laclede Gas’ eastern Missouri service territory between February 1, 2013 and December 31, 2013. Effective April 12, 2014, the MoPSC approved an ISRS charge designed to collect approximately $7.0 in annual revenues. On July 25, 2014, Laclede Gas filed for a $3.1 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over six months from March to August 2014. Any increase in rates in this proceeding must go into effect by at least November 22, 2014.
Laclede Gas has labor agreements with Locals 884, 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (USW), which represent approximately 67% of Laclede Gas’ employees. On February 14, 2014, the agreements with Locals 11-6 and 11-194 were extended through midnight on July 31, 2015. Laclede Gas and Local 884 have a labor agreement that expires at midnight on July 31, 2015. MGE has labor agreements with Local 53 of the International Brotherhood of Electrical Workers (IBEW), Locals 12561, 14228 and 11-267 of the USW and Gas Workers Metal Trades Local Union 781-Kansas City and Local 781-Monett of the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada, which represent approximately 75% of MGE employees. On April 25, 2014, MGE and IBEW Local 53 reached a tentative agreement on a new contract that will expire at midnight on July 31, 2016. The tentative agreement was ratified by the IBEW membership on April 29, 2014. On May 28, 2014, MGE and USW Locals 12561, 14228 and 11-267 along with Gas Workers Local 781 KC and

Local 781 Monett reached tentative agreement on new labor contracts that expire at midnight on July 31, 2016. The tentative agreements were ratified by the memberships of the various unions on May 31, 2014.
On April 14, 2014, the Laclede Group, along with Energen and Alagasco, filed a joint application with the APSC for approval to acquire from Energen 100 percent of the common stock of Alagasco. On July 22, 2014 the APSC unanimously voted to approve the Alagasco Transaction and subsequently issued a written order reflecting their decision effective July 24, 2014. Pursuant to Alabama law, a party has 30 days to appeal an order of the APSC. No party to the proceeding before the APSC formally opposed the application for approval.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies used in the preparation of our Condensed Consolidated Financial Statements are described in Item 7 of both the Company's and the Utility's Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and include the following:

•	Accounts receivable and allowance for doubtful accounts

•	Employee benefits and postretirement obligations

•	Regulated operations

Additionally, Gas Marketing energy contracts is a critical accounting policy also included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
There were no significant changes to these critical accounting policies during the nine months ended June 30, 2014.
For discussion of other significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in both the Company’s and the Utility's Form 10-K for the fiscal year ended September 30, 2013.
FINANCIAL CONDITION

CASH FLOWS
Laclede Group
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
Net cash provided by operating activities was $185.0 for the nine months ended June 30, 2014, compared with net cash provided by operating activities of $167.0 for the nine months ended June 30, 2013. On this comparative basis, the main drivers of higher cash inflows in the nine months ended June 30, 2014 were higher net income, a higher sendout of natural gas stored underground, and higher depreciation, amortization, and accretion reflecting the inclusion of MGE and colder weather. These cash inflows were partially offset by the seasonality of the accounts receivable balance and delayed customer billings increases reflecting the inclusion of MGE's operations and the timing of collections of gas cost under the Utility's PGA Clauses.
Net cash used in investing activities for the nine months ended June 30, 2014 was $71.7, compared with $99.4 for the nine months ended June 30, 2013. The decrease primarily reflects the receipt of $23.9 from ETE for the final reconciliation amount associated with the MGE acquisition and the receipt of $11.0 associated with the sale of NEG to APUC. The decrease was partially offset by additional capital expenditures during the nine months ended June 30, 2014 for distribution plant investments reflecting the inclusion of MGE.
Net cash provided in financing activities was $405.5 for the nine months ended June 30, 2014, compared with $461.4 for the nine months ended June 30, 2013. The decrease reflects the net effect of the issuance of $143.8 of remarketable junior subordinates notes and the maturity of $80.0 of first mortgage bonds during the nine months ended June 30, 2014 compared to $125.0 of long-term debt issued and the maturity of $25.0 of first mortgage bonds during the nine months ended June 30, 2013. The decrease also reflects an increase repayment of short-term debt and an increase in dividends paid due to an increase in shares outstanding as well as a higher dividend rate. This was offset by the increase in proceeds from the June 2014 equity issuance compared to the May 2013 equity issuance.

Laclede Gas
The Utility's short-term borrowing requirements typically peak during colder months when the Utility borrows money to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments), variations in the timing of collections of gas cost under the Utility’s PGA Clause, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and can cause significant variations in the Utility’s cash provided by or used in operating activities.
Net cash provided by operating activities was $177.6 for the nine months ended June 30, 2014, compared with $153.3 for the nine months ended June 30, 2013. On this comparative basis, the main drivers of higher cash inflows in the nine months ended June 30, 2014 were higher net income, a higher sendout of natural gas stored underground, and higher depreciation, amortization, and accretion reflecting the inclusion of MGE and colder weather. These cash inflows were partially offset by the seasonality of the accounts receivable balance and delayed customer billings increases reflecting the inclusion of MGE's operations and the timing of collections of gas cost under the Utility's PGA Clauses.
Net cash used in investing activities for the nine months ended June 30, 2014 was $81.4, compared with $97.4 for the nine months ended June 30, 2013. The decrease primarily reflects the receipt of $23.9 from ETE for the final reconciliation amount associated with the MGE acquisition. The decrease was partially offset by additional capital expenditures this year for distribution plant investments associated with the addition of MGE.
Net cash used in financing activities was $114.1 for the nine months ended June 30, 2014, compared with $29.5 for the nine months ended June 30, 2013. The variation reflects the maturity of $80.0 of first mortgage bonds during the nine months ended June 30, 2014 compared to $100.0 of first mortgage bonds issued and the maturity of $25.0 of first mortgage bonds during the nine months ended June 30, 2013, net, increase repayment of short-term debt, and an increase in dividends paid due to an increase in shares outstanding as well as a higher dividend rate. These cash outflows were partially offset by increased net borrowings from the Laclede Group.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Laclede Group had temporary cash investments totaling $556.2 at June 30, 2014, earning an average interest rate of 0.1%, primarily as a result of the proceeds from the common stock and equity offerings in June 2014. These investments, which are presented in the Cash and cash equivalents line of the Consolidated Balance Sheets, were diversified among money market funds, commercial paper, interest-bearing deposits at highly-rated commercial banks, and U.S. Government or Agency securities. The money market funds are accessible by the Company on demand. Some of the bank deposits are also available on demand, while others have a specific maturity date. All investments mature within three months. The balance of short-term investments ranged between zero and $556.2 during the nine months ended June 30, 2014. Due to lower yields available to Laclede Group on short-term investments, the Company elected to provide a portion of the Utility’s short-term funding through intercompany lending during the nine months ended June 30, 2014. The Utility had no temporary cash investments at June 30, 2014.
Short-term Debt
The Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At June 30, 2014, the Utility had a syndicated line of credit of $450.0 in place from nine banks, which is scheduled to expire in September 2018. The largest portion provided by a single bank is 15.6%. The Utility's line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 48% of total capitalization on June 30, 2014.
Short-term cash requirements outside of the Utility have generally been met with internally generated funds. Laclede Group also has a $150.0 syndicated line of credit which expires in September 2018, to meet short-term liquidity needs of its subsidiaries. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. As a result of amendments made on April 28, 2014, this maximum percentage will temporarily increase to 73% from the time of the Alagasco acquisition close until September 30, 2015, if the bridge loan for the acquisition is drawn. As defined in the line of credit, this ratio stood at 39% on June 30, 2014. Occasionally, Laclede Group’s line may be used to provide for the funding needs of various subsidiaries. There were no borrowings under Laclede Group’s line during the nine months ended June 30, 2014.

Laclede Group
Information about the Company's short-term borrowings (excluding the current portion of long-term debt) during the nine months ended June 30, 2014 and as of June 30, 2014, are presented below:

Laclede Gas Commercial Paper Borrowings
Nine Months Ended June 30, 2014
Weighted average borrowings outstanding	$72.9
Weighted average interest rate	0.3%
Range of borrowings outstanding	$0.0 - $179.5

As of June 30, 2014
Borrowings outstanding at end of period	None
Weighted average interest rate	N/A
Based on average short-term borrowings for the nine months ended June 30, 2014, an increase in the average interest rate of 100 basis points would decrease the Company's pre-tax earnings and cash flows by approximately $0.7 on an annual basis, portions of which may be offset through the application of PGA carrying costs.
Laclede Gas
Information about the Utility's short-term borrowings (excluding the current portion of long-term debt) during the nine months ended June 30, 2014 and as of June 30, 2014, are presented below:

	Laclede Gas Commercial Paper Borrowings	Laclede Gas Borrowings from Laclede Group	Total Short-Term Borrowings
Nine Months Ended June 30, 2014
Weighted average borrowings outstanding	$72.9	$52.6	$125.5
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0.0 - $179.5	$8.2 - $130.7	$45.5 - $229.4

As of June 30, 2014
Borrowings outstanding at end of period	None	$126.9	$126.9
Weighted average interest rate	N/A	0.3%	0.3%
Based on average short-term borrowings for the nine months ended June 30, 2014, an increase in the average interest rate of 100 basis points would decrease the Utility’s pre-tax earnings and cash flows by approximately $1.3 on an annual basis, portions of which may be offset through the application of PGA carrying costs.
Long-term Debt, Equity, and Shelf Registrations
The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518. This authorization is effective through June 30, 2015. During the nine months ended June 30, 2014, pursuant to this authority, the Utility sold 28 shares of its common stock to Laclede Group for $1.1. For more information on these sales of stock, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. As of August 1, 2014, $369.7 remains available under this authorization. Laclede Gas has a shelf registration statement on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt and preferred stock, which expires August 6, 2016. First mortgage bonds in the amount of $450.0 were issued under this registration in fiscal year 2013. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions, as well as future MoPSC authorizations.
On December 6, 2013, the Utility provided a notice of redemption to holders for the entire $80.0 aggregate principal amount outstanding of its previously issued 6.35% Series first mortgage bonds due in 2038. The redemption, which was for cash and included accrued interest, was completed on January 6, 2014.
On April 7, 2014, the Laclede Group announced that it had entered into an agreement with Energen Corporation to acquire 100 percent of the equity of Alagasco. Laclede is acquiring Alagasco for total consideration of $1,600.0 with an effective purchase price of $1,340.0, after taking into account the present value, amounting to approximately $260.0, of the tax benefits resulting from the transaction. On June 11, 2014, the Laclede Group issued 10.4 million shares of common stock and

2.875 million equity units, for total proceeds of approximately $600.0, net of issuance costs, in preparation for the purchase of Alagasco. These funds have been invested in high-quality, short-term instruments until the acquisition closes.
At June 30, 2014, Laclede Group had fixed-rate long-term debt totaling $978.8, of which $810.0 is attributed to the Utility. The long-term debt issues are fixed-rate and are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utility's regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $810.0 in long-term debt, $25.0 have no call option, $435.0 have make-whole call options, and $350.0 are callable at par three to six months prior to maturity. Of Laclede Group's $168.8 debt, $25.0 has a make-whole call option and the remaining $143.8 represents remarketable junior subordinated notes associated with the equity units. None of the debt has any put options.
Laclede Group has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 168,698 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 168,698 and 161,545 shares at June 30, 2014 and August 5, 2014, respectively, remaining available for issuance under its Form S-3. Laclede Group also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities. As described above, on June 11, 2014, Laclede Group completed public offerings under this shelf registration statement of 10.4 million shares of common stock and 2.875 million equity units, for total proceeds of approximately $600.0, net of issuance costs, in preparation for the purchase of Alagasco. The amount, timing, and type of financing to be issued in the future under this shelf registration will depend on cash requirements and market conditions.
Other
The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company and the Utility remain at investment grade, but are subject to review and change by the rating agencies.
Utility capital expenditures were $108.4 for the nine months ended June 30, 2014, compared with $96.0 for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant investments as well as the addition of MGE capital expenditures. Non-utility capital expenditures were $1.1 during the nine months ended June 30, 2014, compared with $0.8 for the same period last year.
The Company's capitalization at June 30, 2014 consisted of 61.1% common stock equity and 38.9% long-term debt. The Utility's capitalization at June 30, 2014 consisted of 56.0% common stock equity and 44.0% long-term debt.
It is management’s view that both the Company and the Utility have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.
The seasonal nature of the Utility's sales affects the comparison of certain balance sheet items at June 30, 2014 and at September 30, 2013, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets, Regulatory liabilities, and Delayed and Advance customer billings.

CONTRACTUAL OBLIGATIONS

As of June 30, 2014, Laclede Group had contractual obligations with payments due as summarized below:

		Payments due by period
Contractual Obligations	Total	Remaining Fiscal Year 2014	Fiscal Years 2015-2016	Fiscal Years 2017-2018	Fiscal Years 2019 and thereafter
Principal Payments on Long-Term Debt	$979	$—	$—	$100	$879
Interest Payments on Long-Term Debt	543	10	71	71	391
Operating Leases (a)	74	2	12	8	52
Purchase Obligations – Natural Gas (b)	1,150	266	496	276	112
Purchase Obligations – Other (c)	86	25	30	18	13
Other Long-Term Liabilities	147	2	31	32	82
Total (d) (e)	$2,979	$305	$640	$505	$1,529

(a)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Gas Utility and Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2014 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(d)
Long-term liabilities associated with unrecognized tax benefits, totaling $4.7, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. Contributions to the pension plans for the remaining three months of fiscal 2014 are anticipated to be approximately $5.7 to the qualified trusts and $0.1 to the non-qualified plans. With regard to the postretirement benefits, the Utility anticipates contributing $9.7 to the qualified trusts and $0.3 directly to participants from the Utility’s funds during the remaining three months of fiscal year 2014. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 10, Pension Plans and Other Postretirement Benefits, of the Notes to the Financial Statements.

(e)	The table does not include any anticipated additional long-term debt to finance the acquisitions.

As of June 30, 2014, Laclede Gas had contractual obligations with payments due as summarized below:

		Payments due by period
Contractual Obligations	Total	Remaining Fiscal Year 2014	Fiscal Years 2015-2016	Fiscal Years 2017-2018	Fiscal Years 2019 and thereafter
Principal Payments on Long-Term Debt	$810	$—	$—	$100	$710
Interest Payments on Long-Term Debt	535	10	69	69	387
Operating Leases (a)	74	2	12	8	52
Purchase Obligations – Natural Gas (b)	695	124	317	177	77
Purchase Obligations – Other (c)	86	25	30	18	13
Other Long-Term Liabilities	147	2	31	32	82
Total (d)	$2,347	$163	$459	$404	$1,321

(a)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2014 NYMEX futures prices. The Utility recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(d)
Long-term liabilities associated with unrecognized tax benefits, totaling $4.2, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. Contributions to the pension plans for the remaining three months of fiscal 2014 are anticipated to be approximately $5.7 to the qualified trusts and $0.1 to the non-qualified plans. With regard to the postretirement benefits, the Utility anticipates contributing $9.7 to the qualified trusts and $0.3 directly to participants from the Utility’s funds during the remaining three months of fiscal year 2014. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 10, Pension Plans and Other Postretirement Benefits, of the Notes to the Financial Statements.

MARKET RISK
Commodity Price Risk
The Utility's commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of its PGA Clause. The PGA Clause allows the Utility to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. The Utility is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. The Utility is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. The Utility also has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause. Accordingly, the Utility does not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA Clause. For more information about the Utility’s natural gas derivative instruments, see Note 8, Derivative Instruments and Hedging Activities, of the Notes to the Financial Statements.
In the course of its business, Laclede Group’s gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed-price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At June 30, 2014, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.
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

	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin
Net balance of derivative (liabilities) assets as of September 30, 2013	$2.6	$0.3	$2.9
Changes in fair value	(9.5)	—	(9.5)
Settlements/purchases - net	7.5	—	7.5
Changes in cash margin	—	1.4	1.4
Net balance of derivative (liabilities) assets as of June 30, 2014	$0.6	$1.7	$2.3

	As of June 30, 2014
	Maturity by Fiscal Year
	Total	2014	2015	2016	2017	2018
Fair values of exchange-traded/cleared natural gas derivatives - net	$0.2	$(0.1)	$0.3	$—	$—	$—
MMBtu – net (short) long futures/swap/option positions	(4.6)	0.5	(5.2)	0.1	—	—
Fair values of basis swaps - net	$0.4	$0.4	$0.1	$0.2	$(0.2)	$(0.1)
MMBtu – net long basis swap positions	12.1	0.8	0.6	2.7	6.9	$1.1

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

(Millions)
Net balance of derivative assets as of September 30, 2013	$0.1
Changes in fair value	(8.5)
Settlements	12.3
Net balance of derivative assets as of June 30, 2014	$3.9
For further details related to LER’s derivatives and hedging activities, see Note 8, Derivative Instruments and Hedging Activities, of the Notes to the Financial Statements.
Counterparty Credit Risk
LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER also has concentrations of credit risk with certain individually significant counterparties. To the extent possible, LER enters into netting arrangements with its counterparties to mitigate exposure to credit risk. Although not recorded on the Condensed Consolidated balance sheets, LER is also exposed to credit risk associated with its derivative contracts designated as normal purchases and normal sales.
LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these concentrations of credit risk, including how LER manages these risks, see Note 9, Concentrations of Credit Risk, of the Notes to the Financial Statements.
Interest Rate Risk
The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the nine months ended June 30, 2014, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.7 on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At June 30, 2014, Laclede Group had fixed-rate long-term debt totaling $978.8, including the Utility's fixed-rate long-term debt totaling $810.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Utility were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utility’s regulated operations, losses or gains on early redemptions of its long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.
The Utility is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the nine months ended June 30, 2014, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $1.3 on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At June 30, 2014, Laclede Gas had fixed-rate long-term debt totaling $810.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Utility were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utility’s regulated operations, losses or gains on early redemptions of its long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.
The Company has entered into certain interest rate swap transactions to protect itself against adverse movements in interest rates associated with its anticipated issuance of long-term debt to fund the pending acquisition of Alagasco. Refer to Note 8, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements for additional details on these interest rate swap transactions.

ENVIRONMENTAL MATTERS
The Utility owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or the Utility's financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, the Utility may be required to incur additional costs. For information relative to environmental matters, see Note 12, Commitments and Contingencies, of the Notes to the Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
Laclede Group and Laclede Gas have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 52 of this report.

Item 4. Controls and Procedures
Disclosure Controls and Procedures - The Laclede Group, Inc.
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
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. Effective September 1, 2013, we acquired Missouri Gas Energy (MGE). MGE’s business constitutes 39.5 percent and 29.8 percent of net and total assets, respectively, and 34.5 percent of revenues for the nine months ended June 30, 2014.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of MGE.
Changes in Internal Control over Financial Reporting - The Laclede Group, Inc.
As a result of the acquisition of MGE mentioned above, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of MGE’s operations into the Company’s financial statements. During the period ended June 30, 2014, changes to the Company’s controls occurred as a substantial portion of MGE’s stand-alone financial systems and processes to record financial data were replaced and the associated financial data was converted onto the Company’s systems and processes. The replacement of the remainder of MGE’s financial systems and processes onto the Company’s systems and processes is expected to be completed by the end of fiscal 2015.
Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to MGE. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Disclosure Controls and Procedures - Laclede Gas Company
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
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. Effective September 1, 2013, we acquired Missouri Gas Energy (MGE). MGE’s business constitutes 54.1 percent and 36.6 percent of net and total assets, respectively, and 37.6 percent of revenues for the nine months ended June 30, 2014.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Utility’s disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of MGE.
Changes in Internal Control over Financial Reporting - Laclede Gas Company
As a result of the acquisition of MGE mentioned above, the Utility is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of MGE’s operations into the Utility’s financial statements. During the period ended June 30, 2014, changes to the Utility’s controls occurred as a substantial portion of MGE’s stand-alone financial systems and processes to record financial data were replaced and the associated financial data was converted onto the Utility’s systems and processes. The replacement of the remainder of MGE's financial systems and processes onto the Utility's systems and processes is expected to be completed by the end of fiscal 2015.
Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to MGE. Except for the activities described above, there were no changes in the Utility’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Utility’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 12, Commitments and Contingencies, of the Notes to the Financial Statements. For a description of pending regulatory matters of Laclede Group, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters.
The registrants are involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on either registrant's financial position or results of operations reflected in the financial statements presented herein.

Item 1A. Risk Factors

The paragraphs should be read in conjunction with the risk factors included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2013.

RISKS RELATED TO THE COMPANY'S ACQUISITION AGREEMENT WITH ENERGEN CORPORATION

The acquisition of Alabama Gas Corporation (the Alagasco Transaction) may not be completed, which could adversely affect the Company's business, financial condition, results of operations or stock price.
On April 5, 2014, the Company entered into a definitive stock purchase agreement with Energen Corporation (Energen) to acquire 100 percent of the common stock of Alabama Gas Corporation (Alagasco). On July 22, 2014 the APSC unanimously voted to approve the Alagasco Transaction and subsequently issued a written order reflecting their decision effective July 24, 2014. Pursuant to Alabama law, a party has 30 days to appeal an order of the APSC. No party to the proceeding before the APSC formally opposed the application for approval.
In addition, the stock purchase agreement contains other customary closing conditions which may not be satisfied or waived or may take longer than anticipated to satisfy. The Alagasco Transaction subjects the Company to a number of additional risks, including the following:

•	the Company's estimate of the costs to complete the acquisition and the operating performance after the completion of the acquisition may vary significantly from actual results;

•
both before and after the closing, the attention of management may be diverted to the acquisition and the subsequent integration of Alagasco rather than to current operations or the pursuit of other opportunities that could be beneficial to the Company;

•	the potential loss of key employees of the Company or of Alagasco who may be uncertain about their future roles if and when the acquisition is completed; and

•	the trading price of the Company's common stock may decline to the extent that the current market price reflects a market assumption that the Alagasco Transaction will be completed.
The acquisition agreement contains certain termination rights for both the Company and Energen, including, among others, the right to terminate if the Alagasco Transaction is not completed by May 1, 2015 (subject to extension to August 3, 2015, under certain circumstances related to fulfillment of the regulatory closing conditions).
The occurrence of any of these events individually or in combination could have a material adverse effect on the Company's business, financial condition or results of operations or the trading price of its common stock.

In addition to its common stock and equity units offerings completed on June 11, 2014, the Company expects to issue significant debt to provide permanent financing for the Alagasco Transaction in lieu of or to refund borrowings under the bridge loan facility, and, as a result, the Company is subject to market risks including market demand for debt offerings, interest rate volatility, and adverse impacts on its credit ratings.
In connection with the stock purchase agreement, the Company has obtained a commitment from Credit Suisse AG, Wells Fargo Bank, National Association and various other banks for a syndicated bridge loan facility, which may be used to finance a significant portion of the Alagasco Transaction and pay related fees and expenses in the event that permanent financing is not completed at the time of the closing of the Alagasco Transaction. On June 11, 2014, the Company completed public offerings of 10.4 million shares of its common stock, which generated net proceeds of $459.7 million, and 2.875 million equity units, which generated net proceeds of $139.4 million. As a result of these offerings and an amendment made to the bridge facility in June 2014, the commitment under the bridge facility was reduced from $1,350.0 million to $700.0 million. The permanent financing is anticipated to also include long-term debt and, depending on market conditions, may include other instruments.
Although the Company and its advisers believe they have taken prudent steps to position the Company and its subsidiaries to raise the remaining capital, there can be no assurance as to the ultimate cost or availability of funds to complete the permanent financing.
Among other risks, the planned increase in indebtedness may:

•	make it more difficult for the Company to repay or refinance its debts as they become due during adverse economic and industry conditions;

•
limit the Company's flexibility to pursue other strategic opportunities or react to changes in its business and the industry in which it operates and, consequently, place it at a competitive disadvantage to competitors with less debt;

•
require an increased portion of the Company's cash flows from operations to be used for debt service payments, thereby reducing the availability of cash flows to fund working capital, capital expenditures, dividend payments and other general corporate purposes;

•	result in a downgrade in the credit rating of the Company's indebtedness, which could limit its ability to borrow additional funds or increase the interest rates applicable to its indebtedness;

•
result in higher interest expense in the event of increases in market interest rates for both long-term debt as well as short-term commercial paper, bank loans or borrowings under its line of credit at variable rates;

•	reduce the amount of credit available to support hedging activities; and

•	require that additional terms, conditions or covenants be placed on the Company.
In addition, in order to maintain investment-grade credit ratings, the Company may consider it appropriate to reduce the amount of indebtedness outstanding following the Alagasco Transaction. This may be accomplished in several ways, including issuing additional shares of common stock or securities convertible into shares of its common stock, reducing discretionary uses of cash or a combination of these and other measures. The specific measures that management may ultimately decide to use to maintain or improve its credit ratings and their timing, will depend upon a number of factors, including market conditions and forecasts at the time those decisions are made.

The Alagasco Transaction and associated costs and integration efforts, and continued integration efforts with respect to Missouri Gas Energy (MGE) may adversely affect the Company's business, financial condition or results of operations, which may negatively affect the market price of the Company's common stock.
While management currently anticipates that the Alagasco Transaction will be accretive to the Company's net economic earnings per share in fiscal year 2015, this expectation is based on preliminary estimates that may materially change. The Company may encounter additional transaction and integration-related costs, may fail to realize all of the anticipated benefits of the acquisitions of Alagasco and MGE or be subject to other factors that affect those preliminary estimates.
The diversion of management's attention and any delays or difficulties encountered in connection with the Alagasco Transaction and the integration of Alagasco’s and MGE's operations could have an adverse effect on the business, results of operations, financial condition or prospects of the Company after the acquisition is ultimately consummated.
In addition, the Company expects to incur costs associated with the acquisition of Alagasco, as well as transaction fees and other costs related to the Alagasco Transaction. The Company also will incur integration costs in connection with the acquisitions of Alagasco and the Company is incurring such costs for the MGE acquisition. Management is in the early stages of assessing the magnitude of these costs for Alagasco and additional unanticipated costs may be incurred in the integration of the business.
Any of these factors could cause a decrease in the price of the Company's common stock.

The Company will be subject to business uncertainties while the Alagasco Transaction is pending.
The preparation required to complete the Alagasco Transaction may place a significant burden on management and internal resources. The additional demands on management and any difficulties encountered in completing the Alagasco Transaction, including the transition and integration process, could adversely affect the Company’s financial results.

Failure to complete the Alagasco Transaction could negatively affect the Company’s stock price as well as its future business and financial results.
If the Alagasco Transaction is not completed, the Company will be subject to a number of risks, including:

•the Company must pay costs related to the Alagasco Transaction, including legal, accounting, financial advisory, filing and printing costs, whether the Alagasco Transaction is completed or not;
•the Company could be subject to litigation related to the failure to complete the Alagasco Transaction or other factors, which litigation may adversely affect its business, financial results and stock price; and
•as a result of the successful completion of the Company’s common stock offering, the Company will be subject to significant earnings per share dilution if it does not find other attractive investment opportunities or undertake other means to reduce its overall shares outstanding.

The Alagasco Transaction may not achieve its intended results.
Although the Company expects that the Alagasco Transaction will result in various benefits, there can be no assurance regarding when or the extent to which the Company will be able to realize these benefits. Achieving the anticipated benefits, is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner the Company anticipates and whether its costs to finance the Alagasco Transaction will be consistent with its expectations. Events outside of the Company’s control, including but not limited to regulatory changes or developments, could also adversely affect the Company’s ability to realize the anticipated benefits from the Alagasco Transaction. Thus the integration of Alagasco’s business may be unpredictable, subject to delays or changed circumstances, and the Company can give no assurance that the acquired businesses will perform in accordance with the Company’s expectations or that the Company’s expectations with respect to the Alagasco Transaction will materialize. In addition, the Company’s anticipated costs to achieve the integration of Alagasco may differ significantly from the Company’s current estimates. The integration may place an additional burden on the Company’s management and internal resources, and the diversion of management’s attention during the integration process could have an adverse effect on its business, financial condition and expected operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, the only repurchases of our common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases:

Period	Total No. of Shares Purchases	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans	Maximum No. of Shares that May Yet be Purchased Under the Plans
April 1, 2014 – April 30, 2014	—	$—	—	—
May 1, 2014 – May 31, 2014	—	$—	—	—
June 1, 2014 – June 30, 2014	—	$—	—	—
Total	—	$—	—	—

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	August 7, 2014	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Accounting Officer)

Laclede Gas Company

Dated:	August 7, 2014	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

2.1	-
Stock Purchase Agreement, dated as of April 5, 2014, between The Laclede Group, Inc. and Energen Corporation; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 7, 2014 and incorporated herein by reference (File No. 1-16681).

4.1	-
Junior Subordinated Indenture, dated as of June 11, 2014, between The Laclede Group, Inc. and U.S. Bank National Association, as trustee; filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 11, 2014 and incorporated by reference (File No. 1-16681).

4.2	-
First Supplemental Indenture, dated as of June 11, 2014, between The Laclede Group, Inc. and U.S. Bank National Association, as trustee; filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed June 11, 2014 and incorporated by reference (File No. 1-16681).

4.3	-
Form of Series A 2.00% Remarketable Junior Subordinated Notes due 2022; included in Exhibit 4.2 to the Company's Current Report on Form 8-K filed June 11, 2014 and incorporated by reference (File No. 1-16681).

4.4	-
Purchase Contract and Pledge Agreement, dated as of June 11, 2014, between The Laclede Group, Inc. and U.S. Bank National Association, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary; filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed June 11, 2014 and incorporated by reference (File No. 1-16681).

4.5	-	Form of Remarketing Agreement; included in Exhibit 4.4 to the Company's Current Report on Form 8-K filed June 11, 2014 and incorporated by reference (File No. 1-16681).
4.6	-	Form of Corporate Units; included in Exhibit 4.4 to the Company's Current Report on Form 8-K filed June 11, 2014 and incorporated by reference (File No. 1-16681).
4.7	-	Form of Treasury Units; included in Exhibit 4.4 to the Company's Current Report on Form 8-K filed June 11, 2014 and incorporated by reference (File No. 1-16681).
10.1	-
First Amendment to Loan Agreement, dated as of April 28, 2014, among The Laclede Group, Inc. and the several banks parties thereto, including Wells Fargo Bank, National Association as Administrative Agent; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed April 29, 2014 and incorporated by reference (File No. 1-16681).

10.2	-
Commitment Letter, dated April 5, 2014, among The Laclede Group, Inc. and Credit Suisse AG and Wells Fargo Bank, National Association, and their respective affiliates; filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed April 7, 2014 and incorporated herein by reference (File No. 1-16681).

10.3	-
First Amendment to the Commitment Letter, dated June 16, 2014, among The Laclede Group, Inc. and Credit Suisse AG and Wells Fargo Bank, National Association, and their respective affiliates; filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 17, 2014 and incorporated herein by reference (File No. 1-16681).

10.4	-	First Amendment to the Severance Benefits Agreement, dated August 1, 2014, between The Laclede Group, and Suzanne Sitherwood.
12-1	-	Ratio of Earnings to Fixed Charges of The Laclede Group, Inc.
12-2	-	Ratio of Earnings to Fixed charges of Laclede Gas Company.
31-1	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a) of The Laclede Group, Inc.
31-2	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a) of Laclede Gas Company.
32-1	-	CEO and CFO Section 1350 Certifications - of The Laclede Group, Inc.
32-2	-	CEO and CFO Section 1350 Certifications - of Laclede Gas Company.
101.INS	-	XBRL Instance Document. (1)
101.SCH	-	XBRL Taxonomy Extension Schema. (1)
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	-	XBRL Taxonomy Definition Linkbase. (1)
101.LAB	-	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Statements of Condensed Income for the three and nine months ended June 30, 2014 and 2013; (iii) unaudited Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2013; (iv) unaudited Balance Sheets at June 30, 2014, September 30, 2013; (v) unaudited Statements of Condensed Cash Flows for the nine months ended June 30, 2014 and 2013, and (vi) Combined Notes to the Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, neither The Laclede Group, Inc. nor Laclede Gas Company have filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of its respective total assets, but each hereby agrees to furnish to the SEC on request any such documents.