Form 10-K
period 2014-09-30
LACLEDE GROUP INC; LACLEDE GAS CO
filed 2014-11-25
CIK 1126956, 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended September 30, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number	Registrant, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 720 Olive Street St. Louis, MO 63101 Telephone Number 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 720 Olive Street St. Louis, MO 63101 Telephone Number 314-342-0500	Missouri	43-0368139

Securities registered pursuant to Section 12(b) of the Act

	Title of Each Class	Name of Each Exchange On Which Registered
The Laclede Group, Inc.	Common Stock $1.00 par value	New York Stock Exchange
Laclede Gas Company	None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

The Laclede Group, Inc.    Yes [ ]        No [ X ]
Laclede Gas Company    Yes [ ]        No [ X ]

Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

The Laclede Group, Inc.    Yes [ X ]        No [ ]
Laclede Gas Company    Yes [ ]        No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the act.

The Laclede Group, Inc.    Yes [ ]        No [ X ]
Laclede Gas Company    Yes [ ]        No [ X ]

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

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

The Laclede Group, Inc.    [ X ]
Laclede Gas Company    [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The Laclede Group, Inc.    [ X ]
Laclede Gas Company    [ X ]

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

The Laclede Group, Inc.    Yes [ ]        No [ X ]
Laclede Gas Company    Yes [ ]        No [ X ]

The aggregate market value of the voting stock held by non-affiliates of The Laclede Group, Inc. amounted to $1,452,654,866 as of March 31, 2014. All of Laclede Gas Company's equity securities are owned by The Laclede Group, Inc., its parent company and a 1934 Act Reporting Company. Laclede Gas Company meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instructions I(2) to Form 10-K.

The number of shares outstanding of each registrant’s common stock as of November 21, 2014 was as follows:

The Laclede Group, Inc.	Common Stock, par value $1.00 per share	43,212,824
Laclede Gas Company	Common Stock, par value $1.00 per share (all owned by The Laclede Group, Inc.)	24,577

Document Incorporated by Reference:
Portions of Proxy Statement for Laclede Group, Inc. dated December 19, 2014 — Part III Index to Exhibits is found on page 140.

This combined Form 10-K represents separate filings by The Laclede Group, Inc. and Laclede Gas Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrant, except that information relating to Laclede Gas Company is also attributed to The Laclede Group, Inc.

GLOSSARY OF KEY TERMS

Alagasco	Alabama Gas Corporation or Alabama Utility	MGE	Missouri Gas Energy
Alabama Utility	Alabama Gas Corporation or Alagasco; the utility serving the Alabama region	MGE PSA	Missouri Gas Energy Purchase and Sale Agreement
AOCI	Accumulated other comprehensive income	Missouri Utility	Laclede Gas Company, including Missouri Gas Energy (MGE), the utility serving the Missouri region
APSC	Alabama Public Service Commission	MMBtu	Million British thermal unit
ASC	Accounting Standards Codification	MDPU	Massachusetts Department of Public Utilities
APUC	Algonquin Power and Utilities Corp.	MoPSC	Missouri Public Service Commission or MPSC
Bcf	Billion cubic feet	MRT	Mississippi River Transmission LLC
CAM	Cost Allocation Manual	NEG	New England Gas Company
CCM	Cost Control Mechanism	NYSE	New York Stock Exchange
CNG	Compressed Natural Gas	NYMEX	New York Mercantile Exchange, Inc.
EPA	US Environmental Protection Agency	OCI	Other comprehensive income
ESR	Enhanced Stability Reserve	OTCBB	Over-the-counter bulletin board
ETE	Energy Transfers Equity, LP	PEPL	Panhandle Eastern Pipe Line Company, LP
FASB	Financial Accounting Standards Board	PGA	Purchased Gas Adjustment
FERC	Federal Energy Regulatory Commission	Plaza Mass	Plaza Massachusetts Acquisition, Inc.
FIFO	First-in, first-out	PP&E	Property, plant, and equipment
GAAP	Accounting principles generally accepted in the United States of America	REX	Rockies Express Pipeline, LLC
Gas Utility	Operating segment including the regulated operations of Laclede Gas Company (Missouri Utility) and Alabama Gas Corporation (Alabama Utility)	RSE	Rate Stabilization and Equalization
Gas Marketing	Operating segment including Laclede Energy Resources (LER), a subsidiary engaged in the non-regulated marketing of natural gas and related activities	SEC	US Securities and Exchange Commission
GSA	Gas supply adjustment	SPA	Stock Purchase Agreement with Energen to purchase 100% of the common shares of Alabama Gas Corporation (Alagasco)
ICE	ICE Clear Europe	Spire	Laclede Group's compressed natural gas fueling solutions business
ISRS	Infrastructure System Replacement Surcharge	Southern Natural Gas	Southern Natural Gas Company, LLC
LER	Laclede Energy Resources, Inc.	Southern Star	Southern Star Central Gas Pipeline, Inc.
LG	The Laclede Group, Inc.	SUG	Southern Union Company
LGC	Laclede Gas Company	TGIT	Tallgrass Interstate Gas Transmission, LLC
LIBOR	London Inter-Bank Offered Rate	TSR	Total shareholder return
LIFO	Last-in, first-out	Transco	Transcontinental Gas Pipe Line Company, LLC
LNG	Liquefied natural gas	US	United States

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

•
the availability and access, in general, of funds to meet our debt obligations prior to or when they become due and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) operating cash flow, or (iii) access to the capital or credit markets;

•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;

•
our ability to comply with all covenants in our indentures and credit facilities any violations of which, if not cured in a timely manner, could trigger a default of our obligations under cross-default;

•
capital and energy commodity market conditions, including the ability to obtain funds with reasonable terms for necessary capital expenditures and general operations and the terms and conditions imposed for obtaining sufficient gas supply;

•	discovery of material weakness in internal controls; and

•	employee workforce issues, including but not limited to labor disputes and future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets.
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
The Gas Utility segment includes the regulated operations of Laclede Gas Company (Laclede Gas, the Missouri Utility) and Alabama Gas Corporation (Alagasco or the Alabama Utility) (together with Laclede Gas, the Utilities). Laclede Gas is a public utility engaged in the purchase, retail distribution and sale of natural gas, is the largest natural gas distribution utility in Missouri, serving more than 1.1 million residential, commercial and industrial customers, and is headquartered in St. Louis, Missouri. The Missouri Utility serves St. Louis and eastern Missouri through its legacy Laclede Gas assets and serves Kansas City and western Missouri through Missouri Gas Energy (MGE), whose assets were acquired by Laclede Gas on September 1, 2013. Alagasco is a public utility engaged in the purchase, retail distribution and sale of natural gas principally in central and north Alabama, serving more than 0.4 million residential, commercial and industrial customers with primary offices located in Birmingham, Alabama. The Company purchased 100% of the common shares of Alagasco from Energen Corporation (Energen) in the fourth quarter of 2014. The acquisition date (Closing Date) was September 2, 2014, with an effective time under the Stock Purchase Agreement (SPA) of 11:59 p.m. on August 31, 2014. The purchase price for the Alagasco acquisition remains subject to certain post-closing adjustments, which at this time are not expected to be material.
The Gas Marketing segment includes Laclede Energy Resources, Inc. (LER), a 100% owned subsidiary engaged in the marketing of natural gas and related activities on a non-regulated basis.
As of September 30, 2014, Laclede Group had 3,152 employees, including 24 part-time employees, Laclede Gas had 1,929 employees, including 7 part-time employees, and Alagasco had 943 employees.
The business of the Utilities is subject to seasonal fluctuations with the peak period occurring in the winter season. Consolidated operating revenues contributed by each segment for the last three fiscal years are presented below. For more detailed financial information regarding the segments, see Note 14, Information By Operating Segment, of the Notes to the Financial Statements.

($ Millions)	2014	2013	2012
Gas Utility	$1,462.6	$847.2	$763.5
Gas Marketing	164.6	169.8	362.0
Total Operating Revenues	$1,627.2	$1,017.0	$1,125.5
2014 Gas Utility operating revenues include twelve months of MGE revenues and one month of Alagasco revenues. 2013 Gas Utility operating revenues include one month of MGE revenues.
Laclede Group’s common stock is listed on the NYSE and trades under the ticker symbol “LG.”
The following table reflects Laclede Group shares issued during the periods indicated:

	2014	2013
Common Stock Issuance	10,350,000	10,005,000
DRIP	33,667	44,074
Equity Incentive Plan	97,902	108,331
Total Shares Issued	10,481,569	10,157,405
Shares were issued during 2014 to effect the acquisition of 100% of the common shares of Alagasco. Shares were also issued at historically consistent levels for Laclede Group's Dividend Reinvestment and Stock Purchase Plan (DRIP) and its Equity Incentive Plan. Shares were issued during 2013 to effect the acquisition of the MGE assets as well as historically consistent levels for Laclede Group's DRIP and its Equity Incentive Plan.
Laclede Gas issued shares to the Laclede Group in both fiscal 2013 and fiscal 2014. For more detailed common stock information of Laclede Group and Laclede Gas, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The information the Laclede Group, Laclede Gas and Alagasco file or furnish to the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and their amendments, and proxy statements are available under SEC Filings in the Investor Services section of Laclede Group's website, www.TheLacledeGroup.com, as soon as reasonably practical after the information is filed with or furnished to the SEC. Information contained on Laclede Group's website is not incorporated by reference in this report.
GAS UTILITY
Natural Gas Supply
The Utilities' fundamental gas supply strategy is to meet the two-fold objective of 1) ensuring that the gas supplies it acquires are dependable and will be delivered when needed and 2) insofar as is compatible with that dependability, purchasing gas that is economically priced. In structuring their natural gas supply portfolio, the Utilities continue to focus on natural gas assets that are strategically positioned to meet the Utilities' primary objectives.
Laclede Gas
Laclede Gas focuses its gas supply portfolio around a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement its regionally diverse firm transportation arrangements. Laclede Gas utilizes both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions. MGE utilizes both Mid-Continent and Rocky Mountain gas sources to provide a level of supply diversity that accesses low cost supplies while providing a natural gas price arbitrage.
In fiscal year 2014, Laclede Gas purchased natural gas from 43 different suppliers to meet current gas sales and storage injection requirements. Laclede Gas entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature sensitive needs of its customers. Natural gas purchased by Laclede Gas for delivery to its service area through the Enable Mississippi River Transmission LLC (MRT) system totaled 67.6 billion cubic feet (Bcf). Laclede Gas also holds firm transportation on several other interstate pipeline systems that provide access to gas supplies upstream of MRT. In addition to deliveries from MRT, 55.3 Bcf was purchased on the Southern Star Central Gas Pipeline, Inc. (Southern Star), 10.7 Bcf of gas was purchased on MoGas Pipeline LLC (MoGas), 3.0 Bcf on the Tallgrass Interstate Gas Transmission, LLC (TGIT) system, 2.1 Bcf on the Panhandle Eastern Pipe Line Company, LP (PEPL) system, 0.7 Bcf on the Rockies Express Pipeline, LLC (REX) system, and 0.1 Bcf on the KPC Pipeline (KPC) system. Some of Laclede Gas’ commercial and industrial customers purchased their own gas with Laclede Gas transporting 43.4 Bcf to them through its distribution system.
The fiscal year 2014 peak day sendout of natural gas to Laclede Gas customers in both eastern and western Missouri, including transportation customers, occurred on January 6, 2014. The average temperature was negative 2.0 degrees Fahrenheit in St. Louis and negative 3.0 degrees Fahrenheit in Kansas City. On that day, the Missouri Utility's customers consumed 1.814 Bcf of natural gas. For eastern Missouri, about 65% of this peak day demand was met with natural gas transported to St. Louis through the MRT, MO Gas, and Southern Star transportation systems, and the other 35% was met from Laclede Gas' on-system storage and peak shaving resources. For western Missouri, this peak day demand was met with natural gas transported to Kansas City through the Southern Star, PEPL, TGIT, and REX transportation systems.
Alagasco
Alagasco’s distribution system is connected to two major interstate natural gas pipeline systems, Southern Natural Gas Company, L.L.C. (Southern Natural Gas) and Transcontinental Gas Pipe Line Company, LLC (Transco). It is also connected to two intrastate natural gas pipeline systems and to Alagasco's four liquefied natural gas (LNG) facilities.
Alagasco purchases natural gas from various natural gas producers and marketers. Certain volumes are purchased under firm contractual commitments with other volumes purchased on a spot market basis. The purchased volumes are delivered to Alagasco’s system using a variety of firm transportation, interruptible transportation and storage capacity arrangements designed to meet the system’s varying levels of demand. Alagasco’s LNG facilities can provide the system with up to an additional 0.2 Bcf of natural gas to meet peak day demand.
In calendar year 2014 through September 30, 2014, Alagasco purchased natural gas from 18 different suppliers to meet current gas sales, storage injection, and LNG liquefaction requirements, of which eight are under long term supply agreements. Approximately 46.5 Bcf was transported by Southern Natural Gas, 4.4 Bcf by Transco, and 3.9 Bcf through intrastate pipelines to the Alagasco delivery points for its residential, commercial, and industrial customers.
The 2014 calendar year peak day send out for Alagasco was 0.62 Bcf on January 6, 2014, when the average temperature was 15 degrees Fahrenheit in Birmingham, of which 55% was met with supplies transported through Southern Natural Gas,

Transco and intrastate facilities, 28% with Alagasco's LNG peak shaving facilities, and 17% with upstream underground storage assets.
Natural Gas Storage
Laclede Gas
Laclede Gas has a contractual right to store 21.6 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana, 16.3 Bcf of gas storage in Southern Star system storage facilities located in Kansas and Oklahoma, and 1.4 Bcf of firm storage on PEPL’s system storage. MRT’s tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.1 Bcf from November 16 through May 15. Southern Star tariffs allow both injections and withdrawals into storage year round with ratchets that restrict the associated flows dependent upon the underlying inventory level per the contracts.
In addition, Laclede Gas supplements flowing pipeline gas with natural gas withdrawn from its own underground storage field located in St. Louis and St. Charles Counties in Missouri. The field is designed to provide 0.3 Bcf of natural gas withdrawals on a peak day and annual withdrawals of approximately 4.0 Bcf of gas based on the inventory level that Laclede Gas plans to maintain.
Alagasco
Alagasco has a contractual right to store 12.5 Bcf of gas with Southern Natural Gas, 0.2 Bcf of gas with Transco and 0.2 Bcf with Tennessee Gas Pipeline. In addition, the Company has 1.8 Bcf of LNG storage.
Regulatory Matters
For details on regulatory matters, see Note 15, Regulatory Matters, of the Notes to the Financial Statements.
Other Pertinent Matters
The Missouri Utility is the only distributor of natural gas within its franchised service areas, while the Alabama Utility is the main distributor of natural gas in its service areas. The principal competition for the Utilities comes from the local electric companies. Other competitors in the service areas include suppliers of fuel oil, coal, propane, natural gas pipelines that can directly connect to large volume customers, and for the Missouri Utility, district steam systems in the downtown areas of both St. Louis and Kansas City. Coal is price competitive as a fuel source for very large boiler plant loads, but environmental requirements for coal have shifted the economic advantage to natural gas. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage, thus limiting their competitiveness. In certain cases, district steam has been competitive with gas for downtown St. Louis and Kansas City area heating users.
Laclede Gas' residential, commercial, and small industrial markets represented approximately 91% of its operating revenue for fiscal 2014. Alagasco's residential, commercial, and small industrial markets represented approximately 86% of its operating revenue for the twelve months ended September 30, 2014. Given the current level of natural gas supply and market conditions, the Utilities believe that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In new multi-family and commercial rental markets, the Missouri Utility's competitive exposure is presently limited to space and water heating applications. Certain alternative heating systems can be cost competitive in traditional markets.
Laclede Gas offers gas transportation service to its large-user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which the Missouri Utility would have received under its regular sales rates. Alagasco’s transportation tariff allows the Alabama Utility to transport gas for large commercial and industrial customers rather than buying and reselling it to them and is based on the Alabama Utility’s sales profit margin so that operating margins are unaffected. During 2014, substantially all of Alagasco’s large commercial and industrial customer deliveries involved the transportation of customer-owned gas.
The Utilities are subject to various environmental laws and regulations that, to date, have not materially affected the Utilities' or the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 16, Commitment and Contingencies, of the Notes to the Financial Statements.
Union Agreements
For its legacy eastern Missouri business, Laclede Gas has labor agreements with Locals 884, 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (USW), which represent approximately 67% of Laclede Gas’ employees. On February 14, 2014, the agreements with Locals 11-6 and

11-194 were extended through midnight on July 31, 2015. Laclede Gas and Local 884 have a labor agreement that expires on midnight on July 31, 2015.
With respect to its MGE operations in western Missouri, Laclede Gas has labor agreements with Local 53 of the International Brotherhood of Electrical Workers (IBEW), Locals 12561, 14228 and 11-267 of the USW and Gas Workers Metal Trades Local Union 781-Kansas City and Local 781-Monett of the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada, which represent approximately 75% of MGE employees. On April 25, 2014, Laclede Gas and IBEW Local 53 reached a tentative agreement on a new contract that will expire at midnight on July 31, 2016. The tentative agreement was ratified by the IBEW membership on April 29, 2014. On May 28, 2014, Laclede Gas and USW Locals 12561, 14228 and 11-267 along with Gas Workers Local 781 KC and Local 781 Monett reached tentative agreement on new labor contracts that expire at midnight on July 31, 2016. The tentative agreements were ratified by the memberships of the various unions on May 31, 2014.
Alagasco has labor agreements with three unions. Local Unions 12030, 12030-A of the United Steelworkers and Local Union 548 of the United Association of Gas Fitters, which together make up approximately 42% of Alagasco’s employees. Local Union 12030’s contract, covering 230 employees, expires at midnight on December 18, 2014. Local Union 12030-A’s contract, covering 65 employees, expires at midnight on April 30, 2017 and Local Union 548’s contract covering 121 employees expires at midnight on June 30, 2016. Alagasco and USW Local Union 12030 commenced contract negotiations in mid-November 2014.
Operating Revenues and Customer Information
Revenues and therms sold and transported for the Gas Utility segment for the last three fiscal years are as follows (before intersegment eliminations):

Gas Utility Operating Revenues
($ Millions)	2014 *	2013 **	2012
Residential	$974.3	$556.8	$487.5
Commercial & Industrial	357.1	184.1	161.9
Interruptible	2.1	3.5	2.1
Transportation	32.4	15.3	14.1
Off-System and Capacity Release	79.5	90.2	92.5
Other	22.4	7.9	6.6
Total	$1,467.8	$857.8	$764.7
Gas Utility Therms Sold and Transported
(Millions)	2014 *	2013 **	2012
Residential	952.9	496.6	385.3
Commercial & Industrial	435.6	229.6	183.6
Interruptible	3.5	3.1	3.0
Transportation	484.6	160.4	146.1
System Therms Sold and Transported	1,876.6	889.7	718.0
Off-System	125.8	229.4	314.5
Total Therms Sold and Transported	2,002.4	1,119.1	1,032.5

*	Includes MGE for the twelve months ended September 30, 2014 and Alagasco for the one month ended September 30, 2014.
**	Includes MGE for the one month ended September 30, 2013.

The following table presents our Gas Utility customers as of September 30 for the last three fiscal years:

Gas Utility Customers	2014 *	2013 **	2012
Residential	1,427,375	1,027,556	588,061
Commercial & Industrial	134,838	100,335	39,741
Interruptible	18	17	15
Transportation	911	628	140
Total Customers	1,563,142	1,128,536	627,957

*
The number of customers for 2014 is based on average customers over the twelve months ended September 30, 2014, including Alagasco customers for the one month of Laclede Group ownership. Previous methodology was a point in time customer count as of September 30, 2013 and 2012, which did not capture seasonal customers. The average customer methodology will be utilized going forward.

**	Includes MGE for the one month ended September 30, 2013.
Laclede Gas has franchises in nearly all of the 236 Missouri communities where it provides service with terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas, among other things, to install pipes and construct other facilities in the community. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas Company's current public utility business in the State of Missouri. In recent years, although certain franchise agreements have expired, including Clayton, North Kansas City, Cameron, and Riverside, Laclede Gas has continued to provide service in those communities without formal franchises.
Alagasco has franchises in nearly all of the 186 Alabama communities where it provides service with terms varying from five years to an indefinite duration. Generally, a franchise allows Alagasco, among other things, to install pipes and construct other facilities in the community. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Alagasco's current public utility business in the State of Alabama.
GAS MARKETING
LER is engaged in the marketing of natural gas and providing energy services to both on-system utility transportation customers and customers outside of the Missouri Utility’s traditional service area. During fiscal year 2014, LER utilized 14 interstate and intrastate pipelines and 98 suppliers to market natural gas to its customers primarily in the Midwest. LER served more than 230 retail customers and 90 wholesale customers. Through its retail operations, LER offers natural gas marketing services to large commercial and industrial customers, while its wholesale business consists of buying and selling natural gas to other marketers, producers, utilities, power generators, pipelines, and municipalities. Wholesale activities currently represent a majority of LER’s total business.
In the course of its business, LER enters into agreements to purchase natural gas at a future date in order to lock up supply to cover future sales commitments to its customers. To secure access to the markets it serves, LER contracts for transportation capacity on various pipelines from both pipeline companies and through the secondary capacity market from third parties. Throughout fiscal year 2014, LER held approximately 0.4 Bcf per day of firm transportation capacity. In addition, to ensure reliability of service and to provide operational flexibility, LER enters into firm storage contracts and interruptible park and loan transactions with various companies, where it is able to buy and retain gas to be delivered at a future date, at which time LER sells the natural gas to third parties. As of September 30, 2014, LER has contracted for approximately 4.8 Bcf of such storage and park and loan capacity for the 2014-2015 winter period.
LER’s strategy is to leverage its market expertise and risk management skills to manage and optimize the value of its portfolio of commodity, transportation, park and loan, and storage contracts while controlling costs and acting on new marketplace opportunities. Fiscal year 2014 was very profitable for LER due to extreme price volatility and basis differentials (pricing differences between supply regions) that occurred during the 2014 winter period caused by significantly colder than normal weather in and around the Midwest and the corresponding pipeline operational constraints related thereto. During that period of extreme conditions, LER was able to reliably serve its firm markets and incrementally serve others in the upper Midwest that were experiencing significantly higher than expected demand.
Looking forward, market conditions appear to be less profitable than last year with expectations of more normal winter weather and an increase in nationwide gas production. Although year over year nationwide natural gas storage inventory levels are lower than last year’s level, higher year over year flowing production levels are expected to reliably meet this winter's needs absent a repeat of last year’s extreme weather. Going forward, LER continues to look for new opportunities, concentrating its efforts on growing supply and demand areas in and around the Midwest.

OTHER
The principal driver of the Other segment results for fiscal 2014 and fiscal 2013 have been costs associated with acquisition activity. Fiscal 2014 results include expenses related to MGE integration and transaction expenses of the Alagasco acquisition totaling $13.6, net of tax. In fiscal 2013, the Other segment included $10.5, net of tax, of transaction and integration expenses relating to the acquisition of substantially all the assets and liabilities of MGE.
Other also includes Laclede Pipeline Company, a 100% owned subsidiary of Laclede Group, which operates a propane pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction. This pipeline allows Laclede Gas to receive propane that is vaporized to supplement its natural gas supply and meet peak demands on its distribution system. Laclede Pipeline Company also provides transportation services to third parties.
Other additionally includes Laclede Group’s subsidiaries that are engaged in, among other activities, oil production, real estate development, compression of natural gas, and financial investments in other enterprises. These operations are conducted through seven subsidiaries. The Other category also includes Laclede Gas' non-regulated propane services business which involves providing propane-related services and storage to third parties and its affiliate, Laclede Pipeline Company. Beginning July 1, 2013, propane-related services are included within Gas Utility operations pursuant to Laclede Gas' rate case.

ITEM 1A. RISK FACTORS
Laclede Group’s and the Utilities' business and financial results are subject to a number of risks and uncertainties, including those set forth below. The risks described below are those the Company and the Utilities consider to be material. When considering any investment in Laclede Group or the Utilities' securities, investors should carefully consider the following information, as well as information contained in the caption "Forward-Looking Statements," Item 7A, and other documents Laclede Group and Laclede Gas file with the SEC. This list is not exhaustive, and Laclede Group's and the Utilities' respective management places no priority or likelihood based on the risk descriptions, order of presentation or grouping by subsidiary. All references to dollar amounts are in millions.
RISKS AND UNCERTAINTIES THAT RELATE TO THE BUSINESS AND FINANCIAL RESULTS OF LACLEDE GROUP AND ITS SUBSIDIARIES
As a holding company, Laclede Group depends on its operating subsidiaries to meet its financial obligations.
Laclede Group is a holding company with no significant assets other than the stock of its operating subsidiaries and cash investments. Laclede Group, and the Missouri Utility prior to Laclede Group’s formation, have paid dividends continuously since 1946. Laclede Group’s ability to pay dividends to its shareholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments. In addition, because it is a holding company and the substantial portion of its assets are represented by its holdings in the Utilities, the risks faced by the Utilities as described under RISKS THAT RELATE TO THE GAS UTILITY SEGMENT below may also adversely affect Laclede Group’s cash flows, liquidity, financial condition and results of operations.
A downgrade in Laclede Group’s and/or its subsidiaries' credit ratings may negatively affect its ability to access capital.
Currently, Laclede Group and its utility subsidiaries have investment grade credit ratings, which are subject to review and change by the rating agencies. On December 16, 2013, Standard & Poor’s lowered its debt ratings for Alagasco from investment grade with a stable outlook to investment grade with a negative outlook. In April 2014, upon the announcement of Laclede Group’s intent to acquire Alagasco, Standard & Poor’s upgraded the outlook to “positive.” Upon the completion of the acquisition by Laclede Group, Standard & Poor’s upgraded Alagasco's debt ratings to A-, stable outlook. Laclede Group, Laclede Gas and Alagasco each have a working capital line of credit to meet their short-term liquidity needs. Laclede Group’s line of credit may also be used to meet the liquidity needs of any of its subsidiaries. If the rating agencies lowered the credit rating at any of these entities, particularly below investment grade, it might significantly limit such entity’s ability to secure new or additional credit facilities and would increase its costs of borrowing. Laclede Group’s or the Utilities’ ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on their ability to execute their operating strategies. In the fourth quarter of 2014, Laclede Group issued its first public debt and received its first senior unsecured debt ratings. Standard & Poor’s rated Laclede Group debt BBB+, one notch lower than its issuer rating of A-, while Fitch also rated the Laclede Group debt at BBB+, equal to its issuer rating, and Moody’s (which does not use issuer ratings) rated the Laclede Group debt at Baa2. These rating levels have no specific implications for Laclede Group's corporate funding ability or our ability to access the capital markets, nor do they trigger any collateralization requirements under Laclede Group's corporate guarantees. There is no assurance that such credit ratings for any of the Laclede Group companies will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant.
Unexpected losses may adversely affect Laclede Group’s or its subsidiaries financial condition and results of operations.
As with most businesses, there are operations and business risks inherent in the activities of Laclede Group’s subsidiaries. If, in the normal course of business, Laclede Group or any of its subsidiaries becomes a party to litigation, such litigation could result in substantial monetary judgments, fines, or penalties or be resolved on unfavorable terms. In accordance with customary practice, Laclede Group and its subsidiaries maintain insurance against a significant portion of, but not all, risks and losses. In addition, in the normal course of its operations, Laclede Group and its subsidiaries may be exposed to loss from other sources, such as bad debt expense or the failure of a counterparty to meet its financial obligations. Laclede Group and its operating companies employ many strategies to gain assurance that such risks are appropriately managed, mitigated, or insured, as appropriate. To the extent a loss is not fully covered by insurance or other risk mitigation strategies, that loss could adversely affect the Company’s and/or its subsidiaries' financial condition and results of operations.

Increased inter-dependence on technology may adversely hinder Laclede Group’s and its subsidiaries' business operations and affect their financial condition and results of operations if such technologies fail or are compromised.
Over the last several years, Laclede Group and its subsidiaries have implemented a variety of technological tools including both Company-owned information technology and technological services provided by outside parties. In fiscal year 2013, the Company completed its implementation of a Company-wide enterprise resource planning (ERP) system. These tools and systems support critical functions including Laclede Group and its subsidiaries' integrated planning, scheduling and dispatching of field resources, its automated meter reading system, customer care and billing, procurement and accounts payable, operational plant logistics, management reporting, and external financial reporting. The failure of these or other similarly important technologies, or the Company’s or Laclede Gas' inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and adversely impact its financial condition and results of operations.
Although the Company and its subsidiaries have, when possible, developed alternative sources of technology and built redundancy into their computer networks and tools, there can be no assurance that these efforts to date would protect against all potential issues related to the loss of any such technologies or the Utilities’ use of such technologies.
Laclede Gas has also completed the acquisition of the assets and liabilities of MGE in Kansas City. Through fiscal 2015, Laclede Gas will be integrating MGE’s data into its systems.
The Company recently completed the acquisition of the common stock of Alagasco. Alagasco utilizes a different ERP system which will remain in place pending review of the Company's long-term ERP needs during the integration process. The Company continues to evaluate Alagasco’s security controls, both process and tool based.
Furthermore, the Company and its subsidiaries are subject to cyber-security risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by the Company and its subsidiaries in the normal course of business, as well as breaches in the technology that manages natural gas distribution operations and other business processes. A loss of confidential or proprietary data or security breaches of other technology business tools could adversely affect the Company’s and its subsidiaries' reputation, diminish customer confidence, disrupt operations, and subject the Company and its subsidiaries to possible financial liability, any of which could have a material effect on the Company’s and its subsidiaries' financial condition and results of operations. The Company and its subsidiaries closely monitor both preventive and detective measures to manage these risks and maintains cyber risk insurance to mitigate a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these cyber events is not fully covered by insurance, it could adversely affect the Company’s and its subsidiaries' financial condition and results of operations.
Resources expended to pursue business acquisitions, investments or other business arrangements may adversely affect Laclede Group’s financial position and results of operations and return on investments made may not meet expectations.
From time to time, Laclede Group may seek to grow through strategic acquisitions, investments or other business arrangements, including the recent MGE and Alagasco acquisitions, the opening of public compressed natural gas (CNG) stations or other future opportunities. Attractive acquisition candidates may be difficult to acquire on economically acceptable terms. It is possible for Laclede Group to expend considerable resources pursuing an acquisition candidate, but for a variety of reasons such as changes in economic conditions, changes in the acquisition candidate’s business or concerns arising out of due diligence review, decide not to consummate a definitive transaction. To the extent that acquisitions are made, such acquisitions involve a number of risks, including but not limited to, the assumption of material liabilities, the diversion of management’s attention from daily operations to the integration of the acquisition, difficulties in assimilation and retention of employees, securing adequate capital to support the transaction, and regulatory approval. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial synergies expected to result from an acquisition do not develop. The failure to complete an acquisition successfully, or to integrate future acquisitions that it may choose to undertake could have an adverse effect on its financial condition, results of operations and the market’s perception of the Company’s execution of its strategy.
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
In addition, to the extent Laclede Group engages in any of the above activities together with or through one or more of its subsidiaries, including the Utilities, such subsidiaries may face the same risks.

Workforce risks may affect the Company's financial results.
The Company and its subsidiaries are subject to various workforce risks, including, but not limited to, the risk that it will be unable to attract and retain qualified personnel; that it will be unable to effectively transfer the knowledge and expertise of an aging workforce to new personnel as those workers retire; and that it will be unable to reach collective bargaining arrangements with the unions that represent certain of its workers, which could result in work stoppages.
Changes in accounting standards may adversely impact the Utilities’ financial condition and results of operations.
Laclede Group and its subsidiaries are subject to changes in US Generally Accepted Accounting Principles (GAAP), SEC regulations and other interpretations of financial reporting requirements for public utilities.  Neither the Company nor any of its subsidiaries have any control over the impact these changes may have on their financial condition or results of operations nor the timing of such changes. The potential issues associated with rate-regulated accounting, along with other potential changes to GAAP, that the US Financial Accounting Standards Board (FASB) continues to consider may be significant.
RISKS RELATED TO THE COMPANY'S AND ITS SUBSIDIARIES' ACQUISITION AND INTEGRATION ACTIVITIES
As a result of recent acquisitions, the Company and its subsidiaries are subject to risks related to a higher level of indebtedness.
In connection with the Alagasco and MGE acquisitions, Laclede Group and Laclede Gas incurred additional debt to pay a portion of the acquisition cost and transaction expenses. On August 19, 2014 Laclede Group issued unsecured debt in the aggregate principal amount of $625.0 to finance the acquisition of Alagasco. On August 13, 2013, Laclede Gas issued debt in the aggregate principal amount of $450.0 to finance the acquisition of MGE. Laclede Group's total consolidated indebtedness as of September 30, 2014 was $2,138.1 ($287.1 of short-term borrowings and $1,851.0 of long-term debt) and Laclede Gas' total indebtedness as of September 30, 2014 was $1,046.5 ($238.6 of short-term borrowings and $807.9 of long-term debt).
Laclede Group’s and Laclede Gas' debt service obligations with respect to this increased indebtedness could have an adverse impact on their earnings and cash flows (which after the acquisitions include the earnings and cash flows of MGE and, in the case of Laclede Group, Alagasco) for as long as the indebtedness is outstanding. Among other risks, the increase in indebtedness may:

•	make it more difficult for Laclede Group or Laclede Gas to pay or refinance their debts as they become due during adverse economic and industry conditions;

•
limit the Company’s or Laclede Gas' flexibility to pursue other strategic opportunities or react to changes in its business and the industry in which they operate and, consequently, place them at a competitive disadvantage to competitors with less debt;

•
require an increased portion of the Company’s or Laclede Gas' cash flows from operations of their respective subsidiaries to be used for debt service payments, thereby reducing the availability of their cash flows to fund working capital, capital expenditures, dividend payments and other general corporate purposes;

•
result in a downgrade in the credit rating of Laclede Group’s or the Utilities’ indebtedness, which could limit the Utilities’ ability to borrow additional funds or increase the interest rates applicable to Utilities’ indebtedness;

•	result in higher interest expense in the event of an increase in market interest rates for both long-term debt and short-term commercial paper or bank loans at variable rates;

•	reduce the amount of credit available to support hedging activities; and

•	require that additional terms, conditions or covenants be placed on the Company or Laclede Gas.
Based upon current levels of operations, Laclede Group or Laclede Gas expect to be able to generate sufficient cash through earnings on a consolidated basis or through refinancing to make all of the principal and interest payments when such payments are due under their existing credit agreements, indentures and other instruments governing outstanding indebtedness; but there can be no assurance that Laclede Group or Laclede Gas will be able to repay or refinance such borrowings and obligations in future periods.
In addition, in order to maintain investment-grade credit ratings, Laclede Group and Laclede Gas may consider it appropriate to reduce the amount of indebtedness outstanding following the acquisitions. This may be accomplished in several ways, including, in the case of Laclede Group, issuing additional shares of common stock or securities convertible into shares of common stock, or in the case of Laclede Group or Laclede Gas, reducing discretionary uses of cash or a combination of these and other measures. Issuances of additional shares of common stock or securities convertible into shares of common stock would have the effect of diluting the ownership percentage that shareholders hold in the Company, increase the Company’s dividend payment obligations and might reduce the reported earnings per share.

The acquisition of MGE and/or Alagasco may not achieve its intended results, including anticipated efficiencies and cost savings.
Although the Company and its subsidiaries expect that the acquisition of MGE and Alagasco will result in various benefits, including a significant cost savings and other financial and operational benefits, there can be no assurance regarding when or the extent to which the Company and its subsidiaries will be able to realize these benefits. Achieving the anticipated benefits, including cost savings, is subject to a number of uncertainties, including whether the assets acquired can be operated in the manner the Company and its subsidiaries intended. Events outside of the control of the Company and its subsidiaries, including but not limited to regulatory changes or developments, could also adversely affect their ability to realize the anticipated benefits from the MGE and Alagasco acquisitions.
Thus the integration of MGE and Alagasco may be unpredictable, subject to delays or changed circumstances, and the Company and its subsidiaries can give no assurance that the acquisitions will perform in accordance with their expectations or that their expectations with respect to integration or cost savings as a result of the MGE and Alagasco acquisitions will materialize. In addition, the anticipated costs to the Company and its subsidiaries to achieve the integration of MGE and Alagasco may differ significantly from their current estimates. The integration may place an additional burden on management and internal resources, and the diversion of management’s attention during the integration process could have an adverse effect on the Company's and its subsidiaries' business, financial condition and expected operating results.
In connection with the MGE and the Alagasco acquisitions, Laclede Gas and Laclede Group, respectively, recorded goodwill and long-lived assets that could become impaired and adversely affect its financial condition and results of operations.
Laclede Group and Laclede Gas will assess goodwill for impairment annually or more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company and Laclede Gas will assess their long-lived assets for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent the value of goodwill or long-lived assets becomes impaired, the Company and Laclede Gas may be required to incur impairment charges that could have a material impact on its results of operations. No impairment of long-lived assets was recorded during 2014 or 2013.
 Since interest rates are a key component, among other assumptions, in the models used to estimate the fair values of the Company's reporting units, as interest rates rise, the calculated fair values decrease and future impairments may occur. Due to the subjectivity of the assumptions and estimates underlying the impairment analysis, Laclede Group and Laclede Gas cannot provide assurance that future analysis will not result in impairment. These assumptions and estimates include projected cash flows, current and future rates for contracted capacity, growth rates, weighted average cost of capital and market multiples. For additional information, see Item 7, “Critical Accounting Policies.”
RISKS THAT RELATE TO THE GAS UTILITY SEGMENT
Regulation of the Utilities’ businesses may impact rates they are able to charge, costs, and profitability.
The Utilities are subject to regulation by federal, state and local regulatory authorities. At the state level, the Utilities are regulated by regulatory authorities in Missouri by the MoPSC and in Alabama by the APSC. The state regulatory authorities regulate many aspects of the Utilities’ distribution operations, including construction and maintenance of facilities, operations, safety, the rates that the Utilities may charge customers, the terms of service to their customers, transactions with their affiliates, and the rate of return that they are allowed to realize; as well as the accounting treatment for certain aspects of their operations. For further discussion of these accounting matters, see Critical Accounting Policies pertaining to the Utilities’ operations.
The Utilities’ ability to obtain and timely implement rate increases and rate supplements to maintain the current rate of return is subject to regulatory review and approval. There can be no assurance that they will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return. Furthermore, in accordance with a MoPSC’s Unanimous Stipulation and Agreement, the Missouri Utility will not file a general rate case for non-gas costs prior to October 1, 2015 unless a significant, unusual event impacts any of its operations. The first Missouri Utility general rate case filed in Missouri after October 1, 2015, requires that it be for both the legacy Laclede Gas and the MGE operations. Alagasco’s rate setting process, Rate Stabilization and Equalization (RSE), is subject to regulation by the APSC and is implemented pursuant to an APSC order that will continue beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with the law. Under the current RSE order, Alagasco is allowed to earn a return on average common equity between 10.5% and 10.95%. Quarterly reviews are conducted by the APSC and if it is determined that Alagasco will exceed the allowed range of return, rates are reduced to bring the projected return within the allowed range.  Rates can only be increased once a year effective December 1. Alagasco’s year-end equity under RSE is limited to 56.5% of total capitalization, subject to certain adjustments. The RSE order includes a Cost Control Mechanism (CCM) which requires Alagasco’s operation and maintenance expenses to be within an allowed index range based on inflation-adjusted from 2007 actual operation and maintenance (O&M) expenses.  If O&M expenses exceed the index range, 75% of the amount over the range is returned to customers through future rate adjustments.
The Utilities could incur additional costs if required to adjust to new laws or regulations, revisions to existing laws or regulations or changes in interpretations of existing laws or regulations such as the Dodd-Frank Act. In addition, as the regulatory environment for the natural gas industry increases in complexity, the risk of inadvertent noncompliance could also increase. If the Utilities fail to comply with applicable laws and regulations, whether existing or new, they could be subject to fines, penalties or other enforcement action by the authorities that regulate Utilities’ operations.
The Utilities are involved in legal or administrative proceedings before various courts and governmental bodies that could adversely affect their results of operations, cash flows and financial condition.
The Utilities are involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, environmental issues, gas cost prudence reviews and other matters. Adverse decisions regarding these matters, to the extent they require the Utilities to make payments in excess of amounts provided for in their financial statements, or to the extent they are not covered by insurance, could adversely affect the Utilities’ results of operations, cash flows and financial condition.
The Utilities’ liquidity may be adversely affected by delays in recovery of their costs, due to regulation.
In the normal course of business, there may be a lag between when the Utilities incur increases in certain of their costs and the time in which those costs are considered for recovery in the ratemaking process. Cash requirements for increased operating costs, increased funding levels of defined benefit pension and postretirement costs, capital expenditures, and other increases in the costs of doing business may require outlays of cash prior to the authorization of increases in rates charged to customers, as approved by the MoPSC and APSC. Accordingly, the Utilities’ liquidity may be adversely impacted to the extent higher costs are not timely recovered from their customers. In accordance with a MoPSC Unanimous Stipulation and Agreement, the Missouri Utility will not file a general rate case for non-gas costs prior to October 1, 2015 unless a significant, unusual event impacts any of its operations. The first Missouri Utility general rate case filed in Missouri after October 1, 2015, is required to be for both the legacy Laclede Gas and the MGE operations.
The Utilities’ ability to meet their customers’ natural gas requirements may be impaired if contracted gas supplies, interstate pipeline and/or storage services are not available or delivered in a timely manner.
In order to meet their customers’ annual and seasonal natural gas demands, the Utilities must obtain sufficient supplies, interstate pipeline capacity, and storage capacity. If they are unable to obtain these, either from their suppliers’ inability to deliver the contracted commodity or the inability to secure replacement quantities, the Utilities’ financial condition and results of operations may be adversely impacted. If a substantial disruption in interstate natural gas pipelines’ transmission and storage capacity were to occur during periods of heavy demand, the Utilities’ financial results could be adversely impacted.
The Utilities’ liquidity and, in certain circumstances, Utilities’ results of operations may be adversely affected by the cost of purchasing natural gas during periods in which natural gas prices are rising significantly.
The Missouri Utility's tariff rate schedules contain Purchased Gas Adjustment (PGA) clauses and the Alabama Utility’s tariff rate schedule contains a Gas Supply Adjustment (GSA) rider that permit the Utilities to file for rate adjustments to recover the cost of purchased gas. Changes in the cost of purchased gas are flowed through to customers and may affect uncollectible amounts and cash flows and can therefore impact the amount of capital resources.
Currently, the Missouri Utility is allowed to adjust the gas cost component of its rates up to four times each year while the Alabama Utility may adjust its gas cost component of its rates on a monthly basis. The Missouri Utility must make a mandatory gas cost adjustment at the beginning of the winter, in November, and during the next twelve months it may make up to three additional discretionary gas cost adjustments, so long as each of these adjustments is separated by at least two months.
The MoPSC typically approves the Missouri Utility’s PGA changes on an interim basis, subject to refund and the outcome of a subsequent audit and prudence review. Due to such review process, there is a risk of a disallowance of full recovery of these costs. Any material disallowance of purchased gas costs would adversely affect revenues. Increases in the prices the Missouri Utility charges for gas may also adversely affect revenues because they could lead customers to reduce usage and cause some customers to have trouble paying the resulting higher bills. These higher prices may increase bad debt expenses and ultimately reduce earnings. The Missouri Utility has used short-term borrowings in the past to finance storage inventories and purchased gas costs, and expects to do so in the future. Rapid increases in the price of purchased gas may result in an increase in short-term debt.

To lower financial exposure to commodity price fluctuations, the Missouri Utility enters into contracts to hedge the forward commodity price of its natural gas supplies. As part of this strategy, the Missouri Utility may use fixed-price, forward, physical purchase contracts, swaps, futures, and option contracts. However, the Missouri Utility does not hedge the entire exposure of energy assets or positions to market price volatility, and the coverage will vary over time. Any costs, gains, or losses experienced through hedging procedures, including carrying costs, generally flow through the PGA clause, thereby limiting the Missouri Utility’s exposure to earnings volatility. However, variations in the timing of collections of such gas costs under the PGA clause and the effect of cash payments for margin deposits associated with the Missouri Utility’s use of natural gas derivative instruments may cause short-term cash requirements to vary. These procedures remain subject to prudence review by the MoPSC.
The Utilities may be adversely affected by economic conditions.
Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies, a loss of existing customers, fewer new customers especially in newly constructed buildings. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect the Utilities’ revenues and cash flows or restrict their future growth. Economic conditions in Utilities’ service territory may also adversely impact the Utilities’ ability to collect Utilities’ accounts receivable resulting in an increase in bad debt expenses.
Environmental laws and regulations may require significant expenditures or increase operating costs.
The Utilities are subject to federal, state and local environmental laws and regulations affecting many aspects of their present and future operations. These laws and regulations require the Utilities to obtain and comply with a wide variety of environmental licenses, permits, inspections, and approvals. Failure to comply with these laws and regulations and failure to obtain any required permits and licenses may result in costs to the Utilities in the form of fines, penalties or business interruptions, which may be material. In addition, existing environmental laws and regulations could be revised or reinterpreted and/or new laws and regulations could be adopted or become applicable to the Utilities or their facilities, thereby impacting the Utilities’ cost of compliance. The discovery of presently unknown environmental conditions, including former manufactured gas plant sites, and claims against the Utilities under environmental laws and regulations may result in expenditures and liabilities, which could be material. To the extent environmental compliance costs are not fully covered by insurance or recovered in rates from the Utilities’ customers, those costs may have an adverse effect on the Utilities’ financial condition and results of operations.
The Utilities are subject to pipeline safety and system integrity laws and regulations that may require significant expenditures or significant increases in operating costs.
Such laws and regulations affect various aspects of the Utilities’ present and future operations. These laws and regulations require the Utilities maintain pipeline safety and system integrity by identifying and reducing pipeline risks. Compliance with these laws and regulations, or future changes in these laws and regulations, may result in increased capital, operating and other costs which may not be recoverable in a timely manner from customers in rates.
Failure to comply may result in fines, penalties, or injunctive measures that would not be recoverable from customers in rates and could result in a material effect on the Utilities’ financial condition and results of operations.
Transporting, distributing, and storing natural gas and transporting and storing propane involves numerous risks that may result in accidents and other operating risks and costs.
There are inherent in gas distribution activities a variety of hazards and operations risks, such as leaks, accidental explosions, including third party damages, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to the Utilities. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. Similar risks also exist for the Missouri Utility's propane storage and transmission operations. These activities may subject the Utilities to litigation or administrative proceedings from time to time. Such litigation or proceedings could result in substantial monetary judgments, fines, or penalties against the Utilities or be resolved on unfavorable terms. The Utilities are subject to Federal and State laws and regulations requiring the Utilities to maintain certain safety and system integrity measures by identifying and managing storage and pipeline risks. Compliance with these laws and regulations, or future changes in these laws and regulations, may result in increased capital, operating and other costs which may not be recoverable in a timely manner from customers in rates. In accordance with customary industry practices, the Utilities maintain insurance against a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these events is not fully covered by insurance, it could adversely affect the Utilities’ financial condition and results of operations.

Because of the highly competitive nature of its business, the Utilities may not be able to retain existing customers or acquire new customers, which would have an adverse impact on its businesses, operating results and financial conditions.
Both the Missouri Utility and the Alabama Utility face the risk that customers may bypass gas distribution services by gaining distribution directly from interstate pipelines. The Utilities cannot provide any assurance that increased competition or other changes in legislation, regulation or policies will not have a material adverse effect on their business, financial condition or results of operation.
The Utilities compete with distributors offering a broad range of services and prices, from full-service distributors to those offering delivery only. The Utilities also compete for retail customers with suppliers of alternative energy products, principally propane and electricity. If they are unable to compete effectively, the Utilities may lose existing customers and/or fail to acquire new customers, which would have a material adverse effect on their business, operating results and financial condition.
Changes in the wholesale costs of purchased natural gas supplies may adversely impact the Utilities’ competitive position compared with alternative energy sources.
Changes in wholesale natural gas prices compared with prices for electricity, fuel oil, coal, propane, or other energy sources may affect the Utilities’ retention of natural gas customers and may adversely impact their financial condition and results of operations.
Significantly warmer-than-normal weather conditions, the effects of global warming and climate change, and other factors that influence customer usage may affect the Utilities’ sale of heating energy and adversely impact their financial position and results of operations.
The Utilities’ earnings are primarily generated by the sale of heating energy. The Missouri Utility has weather mitigation rate designs and the Alabama Utility has customer use adjustments, each of which is approved by the respective state regulatory body, which provide better assurance of the recovery of each Utilities’ fixed costs and margins during winter months despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.
However, significantly warmer-than-normal weather conditions in the Utilities’ service areas and other factors, such as global warming, climate change and alternative energy sources, may result in reduced profitability and decreased cash flows attributable to lower gas sales. Furthermore, continuation of the weather mitigation rate design at Laclede Gas, the rate design where distribution costs are recovered predominantly through fixed monthly charges at MGE or the Rate Stabilization and Equalization (RSE) at Alagasco are subject to regulatory discretion. In addition, the promulgation of regulations by the EPA or the potential enactment of Congressional legislation addressing global warming and climate change may result in future additional compliance costs that could impact the Utilities’ financial conditions and results of operations.
Regional supply/demand fluctuations and changes in national pipeline infrastructure, as well as regulatory discretion, may adversely affect the Missouri Utility's ability to profit from off-system sales and capacity release.
The Missouri Utility's income from off-system sales and capacity release is subject to fluctuations in market conditions and changing supply and demand conditions in areas the Missouri Utility holds pipeline capacity rights. Specific factors impacting the Missouri Utility’s income from off-system sales and capacity release include the availability of attractively-priced natural gas supply, availability of pipeline capacity, and market demand. Income from off-system sales and capacity release is shared with customers. The Missouri Utility is allowed to retain 15% to 25% of the first $6.0 in annual income earned (depending on the level of income earned) and 30% of income exceeding $6.0 annually. In accordance with an agreement approved by the MoPSC, Laclede Gas deferred, until fiscal year 2017, its ability to retain 15% of the first $2.0. MGE is allowed to retain 15% to 25% of the first $3.6 in annual income earned (depending on the level of income earned) and 30% of income exceeding $3.6 annually. The Missouri Utility’s ability to retain such income in the future is subject to regulatory discretion in a base rate proceeding.
Catastrophic events may adversely affect the Utilities’ facilities and operations.
Catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, tropical storms, terrorist acts, pandemic illnesses or other similar occurrences could adversely affect the Utilities’ facilities and operations. The Utilities have emergency planning and training programs in place to respond to events that could cause business interruptions. However, unanticipated events or a combination of events, failure in resources needed to respond to events, or slow or inadequate response to events may have an adverse impact on the Utilities’ operations, financial condition, and results of operations. The availability of insurance covering catastrophic events may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms.

RISKS THAT RELATE TO THE GAS MARKETING SEGMENT
Increased competition, fluctuations in natural gas commodity prices, expiration of supply and transportation arrangements, and pipeline infrastructure projects may adversely impact LER’s future profitability.
Competition in the marketplace and fluctuations in natural gas commodity prices have a direct impact on LER’s business. Changing market conditions and prices, the narrowing of regional and seasonal price differentials, and limited future price volatility may adversely impact LER’s sales margins or affect LER’s ability to procure gas supplies and/or to serve certain customers, which may reduce sales profitability and/or increase certain credit requirements caused by reductions in netting capability. Also, LER’s profitability may be impacted by the effects of the expiration, in the normal course of business, of certain of its natural gas supply contracts if those contracts cannot be replaced and/or renewed with arrangements with similar terms and pricing. Although the Federal Energy Regulatory Commission (FERC) regulates the interstate transportation of natural gas and establishes the general terms and conditions under which LER may use interstate gas pipeline capacity to purchase and transport natural gas, LER must occasionally renegotiate its transportation agreements with a concentrated group of pipeline companies. Renegotiated terms of new agreements, or increases in FERC-authorized rates of existing agreements, may impact LER’s future profitability. Profitability may also be adversely impacted if pipeline capacity or future storage capacity secured by LER is not fully utilized and/or its costs are not fully recovered.
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
LER currently manages the commodity price risk associated with fixed-price commitments for the purchase or sale of natural gas by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. These exchange-traded/cleared contracts may be designated as cash flow hedges of forecasted transactions. However, market conditions and regional price changes may cause ineffective portions of matched positions to result in financial losses. Additionally, to the extent that LER’s natural gas contracts are classified as trading activities or do not otherwise qualify for the normal purchases or normal sales designation (or the designation is not elected), the contracts are recorded as derivatives at fair value each period. Accordingly, the associated gains and losses are reported directly in earnings and may cause volatility in results of operations. Gains or losses (realized and unrealized) on certain wholesale purchase and sale contracts, consisting of those classified as trading activities, are required to be presented on a net basis (instead of a gross basis) in the statements of consolidated income. Such presentation could result in volatility in the Company’s operating revenues.
LER’s ability to meet its customers’ natural gas requirements may be impaired if contracted gas supplies and interstate pipeline services are not available or delivered in a timely manner.
LER’s ability to deliver natural gas to its customers is contingent upon the ability of natural gas producers, other gas marketers, and interstate pipelines to fulfill delivery obligations to LER under firm contracts. If these counterparties fail to perform, they have a contractual obligation to reimburse LER for adverse consequences. LER will attempt to use such reimbursements to obtain the necessary supplies so that LER may fulfill its customer obligations. To the extent that it is unable to obtain the necessary supplies, LER’s financial position and results of operations may be adversely impacted.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Laclede Gas
The principal properties of Laclede Gas consist of more than 30,000 miles of gas main and related service pipes, meters, and regulators. Laclede Gas has an underground storage facility, 16 operating centers, and other related properties, some of which are leased. Substantially all of Laclede Gas' utility plant is subject to the liens of its mortgage. MGE has 13 operating centers, and other related properties some of which are leased.
All of the properties of Laclede Gas are held in fee, or by easement, or under lease agreements. The principal lease agreements include underground storage rights that are of indefinite duration, the downtown St. Louis office building and MGE's Kansas City, Missouri office building. The current lease on the downtown St. Louis office building extends through February 2015. The Company has chosen not to exercise the option to renew the current downtown St. Louis office space. Consistent with our growth strategy, Laclede Group has leased approximately 127,000 rentable square feet of office space in the 700 Market Street building in downtown St. Louis to serve as the Company's primary office space. The lease commences in early 2015, and has an initial term of 20 years, with up to four options to renew for additional five year terms. Additionally, Laclede Group has leased approximately 35,000 rentable square feet of office space at 800 Market Street. The lease commences in early 2015, and has an initial term of 10 years, with up to two options to renew for additional five year terms. The current lease on MGE's Kansas City office lease extends through November 30, 2015 with the option to renew for four additional terms of five years each. Laclede Gas entered into an agreement to sell the Forest Park property, which closed on May 14, 2014. As part of the agreement Laclede Gas leased back the property for a term that expires March 31, 2015.
Alagasco
The primary offices of Alagasco are located in leased office space in Birmingham, Alabama. The lease extends through February 28, 2018 and there is no option for renewal.
The properties of Alagasco consist primarily of its gas distribution system, which includes approximately 11,000 miles of main and approximately 12,000 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also has two LNG facilities, thirteen operation centers, two business centers, and other related property and equipment, some of which are leased by Alagasco.
For further information on the Utilities' leases see Note 16, Commitments and Contingencies, of the Notes to the Financial Statements.
Other properties of Laclede Group, including LER, do not constitute a significant portion of its properties.

ITEM 3. LEGAL PROCEEDINGS
For a description of pending regulatory matters of Laclede Group, see Note 15, Regulatory Matters, of the Notes to the Financial Statements. For a description of environmental matters, see Note 16, Commitments and Contingencies, of the Notes to the Financial Statements.
Laclede Group and its subsidiaries are involved in litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes the final outcome will not have a material effect on the consolidated financial position or results of operations reflected in the consolidated financial statements presented herein.

EXECUTIVE OFFICERS OF THE REGISTRANT – Listed below are executive officers as defined by the SEC for Laclede Group and Laclede Gas. Their ages, at September 30, 2014, and positions are listed below along with their business experience during the past five years.

Name, Age, and Position with Company *	Appointed (1)

S. Sitherwood, Age 54

Laclede Group
President and Chief Executive Officer	February 2012
President (2)	September 2011

Laclede Gas
Chairman of the Board and Chief Executive Officer (2)	October 2012
Chairman of the Board, Chief Executive Officer and President	February 2012

S. L. Lindsey, Age 48

Laclede Group
Executive Vice President, Chief Operating Officer, Distribution Operations	October 2012

Laclede Gas
President (3)	October 2012

S. P. Rasche, Age 54

Laclede Group
Executive Vice President, Chief Financial Officer	November 2013
Senior Vice President, Chief Financial Officer	October 2013
Senior Vice President, Finance and Accounting	May 2012

Laclede Gas
Chief Financial Officer	May 2012
Vice President, Finance (4)	November 2009

M. C. Darrell, Age 56

Laclede Group
Senior Vice President, General Counsel and Chief Compliance Officer	May 2012
General Counsel (5)	May 2004

M. C. Kullman, Age 54

Laclede Group
Senior Vice President, Chief Administrative Officer and Corporate Secretary	May 2012
Chief Governance Officer and Corporate Secretary	February 2004

Laclede Gas
Senior Vice President, Assistant Corporate Secretary	October 2013
Corporate Secretary	May 2012
Chief Governance Officer and Corporate Secretary	February 2004

L. C. Dowdy, Age 58
Laclede Group
Senior Vice President, External Affairs, Corporate Communications and Marketing (6)	January 2014

Laclede Gas
Senior Vice President	January 2014

M. R. Spotanski, Age 54

Laclede Group
Senior Vice President, Chief Integration and Innovation Officer (7)	May 2012

*
The information provided relates to the Company and its principal subsidiaries. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.

(1)	Officers of Laclede Group [and Laclede Gas] are normally reappointed at the Board of Directors in November of each year.

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

(3)
Mr. Lindsey served as Senior Vice President, Southern Operations of AGL Resources, Inc. and President of its Atlanta Gas Light, Chattanooga Gas and Florida City Gas subsidiaries from December 2011 to October 2012. He also served as Vice President and General Manager of Atlanta Gas Light and Chattanooga Gas from 2005 to 2011.

(4)	Mr. Rasche served as the Chief Financial Officer for TLC Vision Corporation from 2004 to May 2009.

(5)	Mr. Darrell served as Senior Vice President and General Counsel of Laclede Gas Company from October 2007 to July 2012.

(6)	Mr. Dowdy served as Partner at the law firm McKenna Long & Aldridge LLP until December 2013.

(7)
Mr. Spotanski served as Senior Vice President – Operations and Marketing of Laclede Gas Company from October 2007 to July 2012. On September 30, 2014, Mr. Spotanski announced his retirement from the Company effective January 1, 2015.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Laclede Group
Laclede Group’s common stock trades on The New York Stock Exchange under the symbol “LG.” The high and the low sales price for the common stock for each quarter in the two most recent fiscal years are:

	2014		2013
	High	Low	High	Low
1st Quarter	$47.82	$43.96	$44.04	$37.35
2nd Quarter	47.48	43.95	42.89	37.43
3rd Quarter	48.75	44.75	48.50	41.83
4th Quarter	49.95	45.36	47.84	42.84
The number of holders of record as of September 30, 2014 was 3,809.
Dividends declared on the common stock for the two most recent fiscal years were:

	2014	2013
1st Quarter	$0.440	$0.425
2nd Quarter	0.440	0.425
3rd Quarter	0.440	0.425
4th Quarter	0.440	0.425
For disclosures related to securities authorized for issuance under equity compensation plans, see Item 12, page 94.
During the three months ended September 30, 2014, the only repurchases of our common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases:

Period	Total Number of Shares Purchases	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1, 2014 – July 31, 2014	—	$—	—	—
August 1, 2014 – August 31, 2014	—	$—	—	—
September 1, 2014 – September 30, 2014	793	$49.49	—	—
Total	793	$49.49	—	—
Laclede Gas
Laclede Gas common stock is owned by its parent, The Laclede Group, Inc., and is not traded on any stock exchange.
Dividends declared on the common stock for the two most recent fiscal years were:

	2014	2013
1st Quarter	$586.08	$747.77
2nd Quarter	587.16	748.56
3rd Quarter	587.14	1,080.54
4th Quarter	773.05	592.87
Laclede Gas' mortgage contains several restrictions on its ability to pay cash dividends on its common stock, as described in further detail in Note 5, Stockholder’s Equity, of the Notes to the Financial Statements.

Laclede Group periodically purchases common stock of Laclede Gas with the price set at the book value of Laclede Gas common stock as of the most recently completed fiscal quarter. The details on sales of common stock of Laclede Gas to Laclede Group during the past three fiscal years are set forth below:

Date of Sale	Aggregate Purchase Price (millions)	Number of Shares

2012
December 13, 2011	$0.4	11
February 8, 2012	0.7	18
May 14, 2012	0.9	22
August 14, 2012	0.7	18
September 12, 2012	40.0	1,018

2013
December 13, 2012	$0.8	21
March 13, 2013	0.9	22
May 10, 2013	0.2	5
August 8, 2013	0.4	9
August 30, 2013	430.0	10,581
September 30, 2013	45.0	1,107

2014
December 10, 2013	$0.3	9
February 6, 2014	0.4	9
May 12, 2014	0.4	10
Exemption from registration for the sale of stock was claimed under section 4(a)(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA
The Laclede Group, Inc.

	Fiscal Years Ended September 30
($ Millions, Except Per Share Amounts)	2014 (1)	2013 (2)	2012	2011	2010
Statements of Income data
Total operating revenues	$1,627.2	$1,017.0	$1,125.5	$1,603.3	$1,735.0
Net Income	84.6	52.8	62.6	63.8	54.0
Common Stock data
Diluted Earnings Per Share of Common Stock	$2.35	$2.02	$2.79	$2.86	$2.43
Dividends Declared Per Share of Common Stock	1.76	1.70	1.66	1.62	1.58
Statements of Financial Position data
Total Assets	$5,074.0	$3,125.4	$1,880.3	$1,783.1	$1,840.2
Long-Term Debt (less current portion)	1,851.0	912.7	339.4	364.4	364.3
Consolidated Net Economic Earnings Data (3)
Net Income (GAAP)	$84.6	$52.8	$62.6	$63.8	$54.0
Unrealized (gain) loss on energy-related derivatives	(0.9)	0.5	(0.3)	(1.4)	2.2
Lower of cost or market inventory adjustments	(0.7)	0.9	—	—	—
Realized (gain) loss on economic hedges prior to the sale of the physical commodity	(0.2)	—	0.2	—	—
Acquisition, divestiture and restructuring activities	17.3	10.8	0.1	—	—
Net Economic Earnings (Non-GAAP)	$100.1	$65.0	$62.6	$62.4	$56.2
Diluted Earnings per Share of Common Stock:
Net Income (GAAP)	$2.35	$2.02	$2.79	$2.86	$2.43
Unrealized loss (gain) on energy-related derivatives	(0.02)	0.02	(0.02)	(0.07)	0.09
Lower of cost or market inventory adjustments	(0.02)	0.03	—	—	—
Realized (gain) loss on economic hedges prior to the sale of the physical commodity	(0.01)	—	0.01	—	—
Acquisition, divestiture and restructuring activities	0.48	0.42	0.01	—	—
Weighted Average Shares Adjustment	0.27	0.38	—	—	—
Net Economic Earnings (Non-GAAP)	$3.05	$2.87	$2.79	$2.79	$2.52
(1) Effective August 31, 2014, the Company completed the purchase from Energen of 100% of the outstanding common stock of Alagasco for approximately $1,600.0. Laclede Group funded the purchase price with a combination of the issuance of approximately 10.4 million shares of common stock and approximately 2.8 million equity units completed on June 11, 2014, the issuance by Laclede Group of $625.0 aggregate principal amount of senior notes on August 19, 2014, and cash from operations. The purchase price for the Alagasco acquisition remains subject to certain customary post-closing adjustments, which at this time are not expected to be material.
(2) Effective September 1, 2013, Laclede Gas completed the purchase from Southern Union Company, an affiliate of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P., of substantially all of the assets and liabilities of MGE, a utility engaged in the distribution of natural gas on a regulated basis in western Missouri for $940.2. The acquisition was supported by a combination of the issuance of approximately 10 million shares of common stock completed on May 29, 2013 and the issuance by Laclede Gas of $450.0 of first mortgage bonds on August 13, 2013.
(3) This section contains the non-GAAP financial measures of net economic earnings and net economic earnings per share. Net economic earnings per share are calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

2014 net economic earnings per share excludes the impact of the June 2014 equity offerings to fund the acquisition of Alagasco, but includes the May 2013 equity offering to fund the MGE acquisition. The weighted-average diluted shares used in the net economic earnings per share calculation for the fiscal year ended September 30, 2014 was 32.7 compared to 35.9 in the GAAP EPS calculation.

2013 net economic earnings per share excludes the impact of the May 2013 equity offering to fund the acquisition of MGE. The weighted-average diluted shares used in the net economic earnings per share calculation for the fiscal year ended September 30, 2013 was 22.5 compared to 26.0 in the GAAP EPS calculation.
For more information on economics earnings data, refer to the Earnings section of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 28.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in millions, except for per share amounts)
THE LACLEDE GROUP, INC.
INTRODUCTION
This section analyzes the financial condition and results of operations of Laclede Group and Laclede Gas, a 100% owned subsidiary of the Company. It includes management’s view of factors that affect its business, explanations of past financial results including changes in earnings and costs from the prior year periods, and their effects on the Company’s and Laclede Gas' overall financial condition and liquidity. Reference is made to “Part I. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto of Laclede Group and Laclede Gas included in “Item 8. Financial Statements and Supplementary Data.”
The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements, Laclede Gas financial statements and the notes thereto.
RESULTS OF OPERATIONS
Overview
The Company has two key business segments: Gas Utility and Gas Marketing. Laclede Group’s earnings are primarily derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. The Gas Utility segment consists of the regulated businesses of Laclede Gas and Alagasco.
Gas Utility - Laclede Gas
Laclede Gas is Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission and serves St. Louis and eastern Missouri through its legacy Laclede Gas assets and serves Kansas City and western Missouri through its MGE assets, which were acquired on September 1, 2013. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The earnings of Laclede Gas are primarily generated by the sale of heating energy. Laclede Gas' weather mitigation rate design and MGE's straight fixed variable rate design lessen the impact of weather volatility on its customers during cold winters and stabilizes Laclede Gas' earnings. Due to the seasonal nature of the business of Laclede Gas, Laclede Group’s earnings are typically concentrated during the heating season of November through April each fiscal year, although earnings for MGE are less seasonal than earnings from Laclede Gas due to MGE's rate design, which recovers fixed costs more evenly throughout the year.
On December 14, 2012, Laclede Group, through two 100% owned subsidiaries, Plaza Missouri Acquisition, Inc. (Plaza Missouri) and Plaza Massachusetts Acquisition, Inc. (Plaza Mass), entered into acquisition agreements to acquire from Southern Union Company (SUG) substantially all of the assets and liabilities of MGE and New England Gas Company (NEG). Subsequently, on January 11, 2013, the Company and Plaza Missouri, with consent of SUG, entered into an agreement with Laclede Gas to assign the MGE agreement to Laclede Gas. On February 11, 2013, the Company entered into an agreement with Algonquin Power & Utilities Corp. (APUC) that will allow an APUC subsidiary, through its acquisition of the stock of Plaza Mass, to acquire the Company's rights to purchase the assets of NEG, subject to certain approvals and conditions. On December 20, 2013, the Company closed the sale of Plaza Mass to an APUC subsidiary and received $11.0 from APUC. On December 24, 2013, the Massachusetts Attorney General filed a Motion for Clarification/Reconsideration with the MDPU claiming, among other things, that legislative approval was required for a transfer of utility assets. On March 26, 2014, the MDPU issued an order denying the Attorney General's motion. The Attorney General did not appeal, thus the MDPU's order approving the sale of NEG is final.
On July 2, 2013, Laclede Gas and other parties to the case filed a Unanimous Stipulation and Agreement with the MoPSC that authorized Laclede Gas to complete the acquisition of MGE, subject to certain conditions, including restrictions relative to the timing of filing for general rate increases and reporting requirements. This Unanimous Stipulation and Agreement was approved by the MoPSC on July 17, 2013. Effective September 1, 2013, Laclede Gas closed on the purchase of MGE assets and liabilities.
Gas Utility - Alagasco
On August 31, 2014, the Company purchased from Energen 100% of the outstanding common stock of Alagasco, with the purchase price for the Alagasco acquisition remaining subject to certain customary post-closing adjustments, which at this time are not expected to be material. Alagasco is the largest natural gas distribution utility in the state of Alabama.

Alagasco purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial, and industrial customers and other end-users of natural gas. Alagasco also provides transportation services to large industrial and commercial customers located on its distribution system. These transportation customers, using Alagasco as their agent or acting on their own, purchase gas directly from marketers or suppliers and arrange for delivery of the gas into the Alagasco distribution system. Alagasco charges a fee to transport such customer-owned gas through its distribution system to the customers’ facilities.
Alagasco’s service territory is located in central and north Alabama and includes 186 cities and communities in 32 counties. The aggregate population of the counties served by Alagasco is estimated to be 3.0 million. Among the cities served by Alagasco are Birmingham, the center of the largest metropolitan area in Alabama, and Montgomery, the state capital. During 2014, Alagasco served an average of 391,840 residential customers and 31,236 commercial, industrial and transportation customers. The Alagasco distribution system includes approximately 23,000 miles of main, service lines, odorization regulation facilities, and customer meters.
Gas Marketing
Laclede Energy Resources, Inc. is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. LER markets natural gas to both on-system utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. LER’s operations and customer base are more subject to fluctuations in market conditions than the Utilities. LER entered into a new 10 year contract for 1 Bcf of natural gas storage effective August 1, 2013 and has an additional 1 Bcf storage contracted through January 2016.
Business Evaluation Factors
Based on the nature of the business of the Company and its subsidiaries, as well as current economic conditions, management focuses on the following key variables in evaluating the financial condition and results of operations and managing the business:
Gas Utility Segment:

•	the Utilities' ability to recover the costs of purchasing and distributing natural gas from their customers;

•	the impact of weather and other factors, such as customer conservation, on revenues and expenses;

•
changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utilities' ability to earn its authorized rate of return in all service territories they serve;

•	the Utilities' ability to access credit markets and maintain working capital sufficient to meet operating requirements;

•	the effect of natural gas price volatility on the business; and

•	the ability to integrate the operations of all acquisitions.
Gas Marketing Segment:

•	the risks of competition;

•	fluctuations in natural gas prices;

•	new national pipeline infrastructure projects;

•	the ability to procure firm transportation and storage services at reasonable rates;

•	credit and/or capital market access;

•	counterparty risks; and

•	the effect of natural gas price volatility on the business.
Further information regarding how management seeks to manage these key variables is discussed below.
Gas Utility
The Utilities provide reliable natural gas services at a reasonable cost, while maintaining and building secure and dependable infrastructures. The Utilities’ strategies focus on improving both performance and the ability to recover their authorized distribution costs and rates of return. The Utilities' distribution costs are the essential, primarily fixed, expenditures it must incur to operate and maintain more than 53,000 miles of mains and services comprising the natural gas distribution systems and related storage facilities for Laclede Gas and Alagasco.

The Utilities' distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the rate-making process, and recovery of these types of costs is included in revenues generated through the Utilities' tariff rates. Laclede Gas' tariff rates are approved by the MoPSC, whereas Alagasco's tariff rates are approved by the APSC. Laclede Gas also has an off-system sales and capacity release income stream that is regulated by tariff.
Laclede Gas’ income from off-system sales and capacity release remains subject to fluctuations in market conditions. Laclede Gas is allowed to retain the following annual income (shown by legacy business):

Laclede Gas
Pre-tax Income	Customer Share	Company Share
First $2 million	100%	—%
Next $2 million	80%	20%
Next $2 million	75%	25%
Amounts exceeding $6 million	70%	30%

MGE
Pre-tax Income	Customer Share	Company Share
First $1.2 million	85%	15%
Next $1.2 million	80%	20%
Next $1.2 million	75%	25%
Amounts exceeding $3.6 million	70%	30%
Some of the factors impacting the level of off-system sales include the availability and cost of Laclede Gas’ natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather, while other markets experience colder weather or supply constraints, some of the utility’s natural gas supply is available for off-system sales. See the Regulatory and Other Matters section on page 42 of this report for additional information on Laclede Gas' off-system sales.
Laclede Gas and Alagasco work actively to reduce the impact of wholesale natural gas price volatility on their costs by strategically structuring their natural gas supply portfolios to increase their gas supply availability and pricing alternatives and through the use of derivative instruments to protect their customers from significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. Laclede Gas’ Purchased Gas Adjustment (PGA) clause and Alagasco's GSA rider allows the Utilities to flow through to customers, subject to prudence review by the MoPSC and APSC, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of derivative instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. As of September 30, 2014, Laclede Gas had active derivative positions, but Alagasco has had no derivative instrument activity since 2010. The Utilities believe they will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.
Both Laclede Gas and Alagasco rely on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy their seasonal cash requirements and fund their capital expenditures. The Utilities' ability to issue commercial paper, access their lines of credit, issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet their foreseeable obligations. See the Liquidity and Capital Resources section on page 44 for additional information.
Gas Marketing
LER provides both on-system Laclede Gas transportation customers and customers outside of Laclede Gas' traditional service area with another choice in non-regulated natural gas suppliers. LER utilizes its natural gas supply agreements, transportation agreements, park and loan agreements, storage agreements, and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price and volatility risks associated with providing such services to its customers through the use of a variety of risk management activities, including the use of exchange-traded/cleared derivative instruments and other contractual arrangements. LER is committed to managing commodity price risk, while it seeks to expand the services that it now provides. Nevertheless, income from LER’s operations is more subject to fluctuations in market conditions than Laclede Gas’ operations.

LER’s business is directly impacted by the effects of competition in the marketplace, the impacts of new pipeline infrastructure and surplus natural gas supplies on natural gas commodity prices. Management expects that LER's net economic earnings (a non-GAAP measure, as discussed below) will continue to be negatively impacted by the expiration of favorable long-term natural gas supply contracts, the last of which expired on October 31, 2013. For fiscal 2014, this impact was more than offset by higher margins achieved due to higher price volatility and basis differentials (pricing differences between supply regions) that stemmed from the unusually cold winter.
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
As a result of pipeline infrastructure, optimization activities and increased gas supply, and an abundance of natural gas supply, LER cannot be certain that all of its wholesale purchase and sale transactions will settle physically. As such, certain transactions entered into in fiscal year 2014 are designated as trading activities for financial reporting purposes, due to their settlement characteristics, rather than elected for normal purchases or normal sales designations under generally accepted accounting principles (GAAP). Results of operations from trading activities are reported on a net basis in Gas Marketing Operating Revenues, which may cause volatility in the Company’s operating revenues, but has no effect on operating income or net income.
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

EARNINGS
Net income reported by the Laclede Group and Laclede Gas are determined in accordance with accounting principles generally accepted in the United States of America (GAAP). Management also uses the non-GAAP measures of net economic earnings, net economic earnings per share - diluted and operating margin when internally evaluating results of operations. These internal non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income.
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
These adjustments eliminate the impact of timing differences and the impact of current changes in the fair value of financial and physical transactions prior to their completion and settlement. Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transaction(s) occur. While management uses these non-GAAP measures to evaluate both the Utilities and LER, the net effect of adjustments on the Utilities' earnings are minimal. This is due to gains or losses on Laclede Gas' natural gas derivative instruments being deferred pursuant to its PGA clause, as authorized by the MoPSC; and gains or losses on any Alagasco natural gas derivative instruments being deferred pursuant to its GSA rider, as authorized by the APSC.
Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. In addition, management excludes the impact related to unique acquisition, divestiture, and restructuring activities when evaluating on-going performance, and therefore excludes these impacts from net economic earnings. Net economic earnings per share also excludes the impact of the May 2013 and June 2014 equity offerings to fund the acquisitions of MGE and Alagasco. Management believes that this presentation provides a useful representation of operating performance by facilitating comparisons of year-over-year results. The definition and measurement of net economic earnings provided above is consistent with that used by management and the Board of Directors in assessing the Company's and Laclede Gas' performance as well as determining performance under the Company's and Laclede Gas' incentive compensation plans. Further, the Company believes this better enables an investor to view the Company's and Laclede Gas' performance in that period on a basis that would be comparable to prior periods.
Reconciliations of net economic earnings and net economic earnings per share to the Company's most directly comparable GAAP measures are provided on the following pages.
Non-GAAP Measure - Operating Margin
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of operating margin when evaluating result of operations, as shown in the table below. The Utilities pass on to their customers (subject to prudence review by the MoPSC and APSC) increases and decreases in the wholesale cost of natural gas in accordance with their PGA clauses (Missouri Utility) and GSA rider (Alabama Utility). The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes and gross receipts tax expense, which are calculated as a percentage of revenues, with the same amount, excluding immaterial timing differences, included in revenues, has no direct effect on operating income. As these costs are included in revenue and operating expenses and management does not have any control over these amounts for the Utilities, management believes that beginning with operating margins is a more useful measure. In addition, it is management's belief that operating margins and the remaining operating expenses that calculate operating income is a more useful measure in assessing the Company's and the Utilities' performance as management has more ability to influence control over these revenues and expenses.

Overview – Net Income (Loss)

($ Millions, except per share amounts)	Gas Utility	Gas Marketing	Other	Consolidated	Per Share Amounts
Year Ended September 30, 2014
Net Income (Loss) (GAAP)	$87.1	$12.2	$(14.7)	$84.6	$2.35
Unrealized loss (gain) on energy-related derivatives*	0.2	(1.1)	—	(0.9)	(0.02)
Lower of cost or market inventory adjustments*	—	(0.7)	—	(0.7)	(0.02)
Realized (gain) loss on economic hedges prior to the sale of the physical commodity*	—	(0.2)	—	(0.2)	(0.01)
Acquisition, divestiture and restructuring activities*	5.5	—	11.8	17.3	0.48
Weighted Average Shares Adjustment **					0.27
Net Economic Earnings (Losses) (Non-GAAP)	$92.8	$10.2	$(2.9)	$100.1	$3.05

Year Ended September 30, 2013
Net Income (Loss) (GAAP)	$56.3	$7.6	$(11.1)	$52.8	$2.02
Unrealized loss on energy-related derivatives*	0.1	0.4	—	0.5	0.02
Lower of cost or market inventory adjustments*	—	0.9	—	0.9	0.03
Acquisition, divestiture and restructuring activities*	0.3	—	10.5	10.8	0.42
Weighted Average Shares Adjustment ***					0.38
Net Economic Earnings (Losses) (Non-GAAP)	$56.7	$8.9	$(0.6)	$65.0	$2.87

Year Ended September 30, 2012
Net Income (GAAP)	$48.2	$12.3	$2.1	$62.6	$2.79
Unrealized (gain) loss on energy-related derivatives*	(0.1)	(0.2)	—	(0.3)	(0.02)
Realized loss on economic hedges prior to the sale of the physical commodity*	—	0.2	—	0.2	0.01
Less: Acquisition, divestiture and restructuring activities*	—	—	0.1	0.1	0.01
Net Economic Earnings (Non-GAAP)	$48.1	$12.3	$2.2	$62.6	$2.79

*	Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**
2014 net economic earnings per share exclude the impact of the June 2014 equity offerings to fund the acquisition of Alagasco, but includes the May 2013 equity offering to fund the MGE acquisition. The weighted-average diluted shares used in the net economic earnings per share calculation for the fiscal year ended September 30, 2014 was 32.7 compared to 35.9 in the GAAP EPS calculation.

***
2013 net economic earnings per share excludes the impact of the May 2013 equity offering to fund the acquisition of MGE. The weighted-average diluted shares used in the net economic earnings per share calculation for the fiscal year ended September 30, 2013 was 22.5 compared to 26.0 in the GAAP EPS calculation.

2014 vs. 2013
Consolidated
Laclede Group’s net income was $84.6 in fiscal year 2014, including a net loss of $2.9 relating to Alagasco's operations for the month ended September30, 2014, compared with $52.8 in fiscal year 2013. Basic and diluted earnings per share were $2.36 and $2.35 respectively for fiscal year 2014 compared with basic and diluted earnings per share of $2.03 and $2.02 respectively for fiscal year 2013. Net economic earnings were $100.1 in fiscal year 2014, compared with $65.0 in fiscal year 2013. Net economic earnings per share were $3.05 in fiscal year 2014, compared with $2.87 for fiscal year 2013. GAAP earnings increased in fiscal year 2014 compared to fiscal year 2013 primarily due to improved results in Laclede Group's Gas Utility segment, which reflects the inclusion of a full year of MGE operations, improved earnings from the Gas Marketing Segment and the impact of colder weather in fiscal 2014, partially offset by Alagasco acquisition costs and MGE integration costs incurred during the year.

Gas Utility
Gas Utility net income and net economic earnings increased by $30.8 and $36.1, respectively, in 2014, compared to 2013. The increases to net income and net economic earnings were primarily due to higher operating margin (a non-GAAP measure, as discussed below) of $222.3, which reflects the inclusion of MGE operating margin of $186.5 and Alagasco operating margin of $14.8. These increases were partially offset by an increase in other operating expenses of $124.9, including MGE other operating expenses of $103.5, Alagasco other operating expenses of $14.2, an increase in depreciation and amortization expenses totaling $34.1, including MGE depreciation and amortization expenses totaling $26.0 and Alagasco depreciation and amortization of $3.9, higher interest expense totaling $12.6, and increased income tax expenses of $14.5.
Gas Marketing
Gas Marketing reported GAAP earnings totaling $12.2, an increase of $4.6 compared with the same period last year. Net economic earnings for fiscal year 2014 increased $1.3 from fiscal year 2013. The increases in net income and net economic earnings were primarily attributable to increases in operating margin, as discussed in the Gas Marketing section below.
Other
Other net income and other net economic earnings decreased $3.6 and $2.3, respectively, compared with the same period last year. The decrease in net income is primarily due to expenses attributable to the Alagasco acquisition in fiscal year 2014 being higher than the expenses attributable to the MGE and NEG transactions in 2013.
Operating Revenues and Operating Expenses
Reconciliations of operating margin to the most directly comparable GAAP measure are shown below.

($ Millions)	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2014
Operating Revenues	$1,467.8	$246.6	$3.8	$(91.0)	$1,627.2
Natural and propane gas expense	821.8	220.4	—	(90.2)	952.0
Gross receipts tax expense	75.2	0.2	—	—	75.4
Operating margin (non-GAAP)	570.8	26.0	3.8	(0.8)	599.8
Depreciation and amortization	82.4	0.4	0.5	—	83.3
Other operating expenses	325.5	5.4	20.0	(0.8)	350.1
Operating income (Loss) (GAAP)	$162.9	$20.2	$(16.7)	$—	$166.4

Year Ended September 30, 2013
Operating revenues	$857.8	$189.4	$6.2	$(36.4)	$1,017.0
Natural and propane gas expense	469.1	171.6	1.3	(35.7)	606.3
Gross receipts tax expense	40.2	0.1	—	—	40.3
Operating margin (non-GAAP)	348.5	17.7	4.9	(0.7)	370.4
Depreciation and amortization	48.3	0.3	0.7	—	49.3
Other operating expenses	200.6	4.6	20.1	(0.7)	224.6
Operating income (Loss) (GAAP)	$99.6	$12.8	$(15.9)	$—	$96.5

Year Ended September 30, 2012
Operating revenues	$764.7	$373.5	$4.9	$(17.6)	$1,125.5
Natural and propane gas expense	414.8	348.4	—	(17.6)	745.6
Gross receipts tax expense	35.5	0.1	—	—	35.6
Operating margin (non-GAAP)	314.4	25.0	4.9	—	344.3
Depreciation and amortization	40.7	0.3	0.3	—	41.3
Other operating expenses	185.6	4.5	2.3	—	192.4
Operating income (GAAP)	$88.1	$20.2	$2.3	$—	$110.6

Consolidated
Laclede Group reported operating revenues of $1,627.2 for the fiscal year ended September 30, 2014 compared with $1,017.0 for the same period last year. Laclede Group's operating margin increased $229.4 for the twelve months ended September 30, 2014, compared to the same period last year primarily due to higher Gas Utility operating margin, and growth in the operating margin reported by Gas Marketing as discussed below. Other operating expenses and depreciation and amortization increased $125.5 and $34.0, respectively, for the twelve months ended September 30, 2014 as compared to the same period last year. These increases were primarily due to the incremental impact of eleven additional months of MGE other operating expenses and depreciation and amortization expenses in fiscal 2014 totaling $103.5 and $26.0, respectively, as well as the inclusion of one month of Alagasco operating expenses and depreciation and amortization of $14.2 and $3.9, respectively. The remaining increase in other operating expenses was due to the impact of colder weather reflected in the higher provision for uncollectible accounts, and higher maintenance and employee-related expenses. The remaining increase in depreciation and amortization was associated with capital spending in fiscal 2014.
Gas Utility
Operating Revenues - Gas Utility Operating Revenues for fiscal year 2014 increased $610.0, compared to fiscal year 2013, was primarily attributable to the following factors:

($ Millions)
Higher system sales volumes and other variations	$66.3
Lower wholesale gas costs passed on to Utility customers	(9.4)
Lower off-system sales volumes	(11.7)
Propane Utility	9.2
Gross receipts tax	3.7
New customer revenue from MGE acquisition	532.2
New customer revenue from Alagasco acquisition	19.7
Total Variation	$610.0
Temperatures experienced in Laclede Gas' service area during 2014 were 13.3% colder than the same period last year, and 11.4% colder than normal. Total system therms sold and transported were 1,876.6 million for fiscal year 2014 compared with 889.7 million for fiscal year 2013. Total off-system therms sold and transported outside of Laclede Gas' service area were 125.8 million for fiscal year 2014 compared with 229.4 million for fiscal year 2013. This decrease was due to colder temperatures and increased heating demand in our services areas, reducing the gas supply resources available for off-system sales or capacity release.
Operating Margin - Gas Utility operating margin was $570.8 for fiscal year 2014, a $222.3 increase over the same period last year. The increase was attributable to the following factors:

($ Millions)
Operating margin from MGE	$186.5
Operating margin from Alagasco	14.8
Cold weather impact - higher therms sold and transported	11.9
Propane utility sales	6.1
Gross receipts tax	3.0
Total Variation	$222.3
The increase was primarily attributable to the acquisitions of MGE and Alagasco totaling $186.5 and $14.8 respectively. The higher system sales volume driven by the 13.3% colder weather in the Laclede Gas service area contributed to $11.9 of the increase. $6.1 of the increase was the result of propane utility sales, with the remaining $3.0 the result of all other minor variations.
Operating Expenses - Gas Utility other operating expenses in fiscal year 2014 increased $124.9 from fiscal year 2013. Of the $124.9 increase, $103.5 is attributable to the MGE acquisition and $14.2 is the result of the Alagasco acquisition. The remaining increase in other operating expenses was due to the impact of colder weather reflected in the higher provision for uncollectible accounts, higher maintenance costs and employee-related expenses. Excluding the acquisition impact of $29.9, depreciation and amortization expense increased $4.2 primarily due to additional depreciable property.

Gas Marketing
Operating Revenues - Gas Marketing operating revenue for the twelve months ended September 30, 2014 increased $57.2 from the same period last year due to higher volumes sold and higher per unit gas sales prices. Higher gas sales prices were driven by the colder weather that resulted in a constrained pipeline infrastructure creating higher market volatility between differing regions.
Operating Margin - Gas Marketing operating margin was $26.0 for fiscal year 2014, an $8.3 increase compared to the same period last year. The increase in operating margin was primarily attributable to higher price volatility and basis differentials (pricing differences between supply regions) that stemmed from unusually cold winter. These higher weather-related margins offset lower run-rate margins versus the prior year, reflecting the expiration of two favorable gas supply contracts during 2013 and early 2014.
Other
Operating Revenue and Operating Expenses - Other operating revenue decreased $2.4 primarily due to the prior year having a one-time sale of propane inventory by Laclede Pipeline totaling $1.7. Other operating expenses decreased $0.1 primarily due to the Alagasco acquisition-related expenses discussed above being lower than the MGE acquisition related expenses incurred in the comparative prior year period.
Interest Charges
Interest charges during fiscal year 2014 increased $17.6 from fiscal year 2013. The increase was primarily due to the December 2012, March 2013, August 2013 and August 2014 issuances of additional long-term debt of $25.0, $100.0, $450.0 and $625.0, respectively, the June 2014 issuance of equity units totaling $143.8, offset by the early bond redemption of $80.0, 6.35% first mortgage bonds on January 6, 2014, and the October 2012 maturity of $25.0, 6.5% first mortgage bonds. The assumption of Alagasco debt contributed $1.3 to the increase in interest expense.
Average short-term interest rates were 0.5% and 0.3% for fiscal years 2014 and 2013, respectively. Average short-term borrowings were $82.3 and $34.2 for fiscal years 2014 and 2013, respectively.
Income Taxes
Income tax expense increased $14.7 in fiscal year 2014 from fiscal year 2013 primarily due to higher taxable income, slightly higher effective tax rates, and other minor variations.
2013 vs. 2012
Consolidated
Laclede Group’s net income was $52.8 in fiscal year 2013, including net income of $1.8 related to MGE, compared with $62.6 in fiscal year 2012. Basic and diluted earnings per share were $2.03 and $2.02 respectively for fiscal year 2013 compared with basic and diluted earnings per share of $2.80 and $2.79 respectively for fiscal year 2012. Net economic earnings were $65.0 in fiscal year 2013, compared with $62.6 in fiscal year 2012. Net economic earnings per share were $2.87 in fiscal year 2013, compared with $2.79 for fiscal year 2012. Earnings decreased in fiscal year 2013 compared to fiscal year 2012 primarily due to acquisition costs incurred during the period recorded in Other partially offset by higher income reported by Gas Utility. Additionally, earnings were impacted by decreased income from the Gas Marketing Segment. The increase is primarily attributed to acquisition related items that are excluded from net economic earnings.
Gas Utility
Gas Utility net income and net economic earnings increased by $8.1 and $8.6, respectively, in 2013, compared with 2012. Of the $8.1 increase in net income, $1.8 is attributed to the acquisition of MGE. The remaining increase was primarily due to (on a pre-tax basis) higher operating margin (a non-GAAP measure, as discussed below) of $18.9. These benefits were partially offset by higher depreciation and amortization expenses totaling $5.0, higher operation and maintenance expenses totaling $4.0, and higher interest expense totaling $1.0.

Gas Marketing
Gas Marketing reported GAAP earnings totaling $7.6, a decrease of $4.7 compared with the same period in 2012 Net economic earnings for fiscal year 2013 decreased $3.4 from fiscal year 2012. The decreases in net income and net economic earnings were primarily attributable to decreases in operating margin, as discussed below. On a GAAP basis, LER's results were further impacted by the effect of higher net unrealized losses from certain of LER's energy-related derivative contracts and the impact of lower of cost or market inventory adjustments.
Other
Other net income and other net economic earnings decreased $13.2 and $2.8, respectively, compared with fiscal 2012. The decrease in net income is primarily due to incremental expenses in fiscal year 2013 as compared to fiscal year 2012 attributable to the acquisition of MGE and pending acquisition of NEG from SUG totaling $10.5, net of tax, and other minor variations.
Operating Revenues and Operating Expenses
Reconciliations of the Company's operating margin to the most directly comparable GAAP measure are shown below.
Consolidated
Laclede Group reported operating revenues of $1,017.0 for the fiscal year ended September 30, 2013 compared with $1,125.5 for the same period in 2012. Laclede Group's operating margin increased $26.1 for the twelve months ended September 30, 2013, compared to the same period in 2012 primarily due to higher Gas Utility operating margin, partially offset by lower operating margin reported by Gas Marketing as discussed below. Remaining operating expenses were $273.9 for the twelve months end September 30, 2013 compared with $233.7 in the prior year. The increase was primarily due to additional expenses related to MGE, as well as, higher depreciation and amortization expenses totaling $5.0 and higher operation and maintenance expenses totaling $4.0.
Gas Utility
Operating Revenues - Gas Utility Operating Revenues for fiscal year 2013 increased $93.1, compared to fiscal year 2012, was primarily attributable to the following factors:

($ Millions)
Higher system sales volumes and other variations	$101.3
Lower wholesale gas costs passed on to Utility customers	(30.6)
Lower off-system sales volumes	(24.0)
Higher prices charged for off-system sales	19.9
New customer revenue from MGE acquisition	22.0
Higher ISRS revenues	4.5
Total Variation	$93.1
Temperatures experienced in Laclede Gas' service area during 2013 were 35.8% colder than in 2012, which were the warmest on record. Total system therms sold and transported to Laclede customers within its service territory were 889.7 million for fiscal year 2013 compared with 718.0 million for fiscal year 2012. Total off-system therms sold and transported outside of Laclede Gas' service area were 229.4 million for fiscal year 2013 compared with 314.5 million for fiscal year 2012.
Operating Margin - Gas Utility operating margin was $348.5 for fiscal year 2013, a $34.1 increase over the same period in the prior year. Of the $34.1 increase, $15.2 is attributed to the acquisition of MGE. The remaining increase is primarily due to increased sales margins reflecting colder weather this year totaling $13.3, higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $4.5, and other minor variations of $1.1.
Operating Expenses - Remaining operating expenses in fiscal year 2013 increased $22.6 from fiscal year 2012. Other operation and maintenance expenses increased $4.0 primarily due to increased compensation and benefits, maintenance, IT and professional fees, partially offset by a lower provision for uncollectible accounts and a decrease in customer accounts expenses. Depreciation and amortization expense increased $5.0 primarily due to additional depreciable property. Taxes, other than income and gross receipts tax, increased $1.0 primarily due to higher payroll taxes related to aforementioned employee expenses. The remaining increase is attributed to the acquisition of MGE.

Gas Marketing
Operating Revenues - Gas Marketing operating revenues decreased $184.1 primarily due to the effect of recording certain transactions on a net basis, instead of a gross basis, partially offset by higher per unit gas prices and increases in volumes purchased and sold.
Operating Margin - Gas Marketing operating margin was $17.7 for fiscal year 2013, a $7.3 decrease compared to the same period in the prior year. The decrease in operating margin was primarily attributable to low price volatility and basis differentials in the current natural gas market, the expiration of a favorable supply contract, and lower of cost or market inventory adjustments. These factors were partially offset by the effect of higher volumes purchased and sold.
Other
Operating Revenue and Operating Expenses - Other operating revenue increased $1.3 primarily due to the sale of propane inventory by Laclede Pipeline totaling $1.7 in fiscal year 2013. Other operating expenses increased $19.5 primarily due to the acquisition-related expenses discussed above and expenses associated with the propane sale.

Interest Charges
Interest charges during fiscal year 2013 increased $3.7 from fiscal year 2012 primarily due to expenses associated with the Company's bridge loan facility and higher interest from the issuance of long-term debt, partially offset by a reduction in interest charges related to the recognition of previously unrecognized tax benefits. The higher interest on long-term debt reflects the net effect of the December 2012, March 2013, and August 2013 issuances of additional long-term debt of $25.0, $100.0, and $450.0, respectively, and the October 2012 maturity of $25.0 of 6 1/2% first mortgage bonds. Average short-term interest rates were 0.3% for both fiscal years 2013 and 2012. Average short-term borrowings were $34.2 and $43.8 for fiscal years 2013 and 2012, respectively.
Income Taxes
Income tax expense decreased $8.7 in fiscal year 2013 from fiscal year 2012 primarily due to lower pre-tax income, various property-related deductions and other minor variations.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our consolidated financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following represent the more significant items requiring the use of judgment and estimates in preparing our consolidated financial statements:
Regulatory Accounting – The Utilities account for their regulated operations in accordance with FASB ASC Topic 980, “Regulated Operations.” This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. Management believes the following represent the more significant items recorded through the application of this accounting guidance:
PGA Clause - Laclede Gas' PGA clauses allows Laclede Gas and MGE to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies, including the costs, cost reductions, and related carrying costs associated with the utility’s use of natural gas derivative instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA clauses are recorded as regulatory assets and regulatory liabilities that are recovered or refunded in a subsequent period. The PGA clauses also permit the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments, and also provide for a portion of income from off-system sales and capacity release revenues to be flowed through to customers. Laclede Gas' PGA clause also authorizes the utility to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season.
GSA Rider - Alagasco’s rate schedules for natural gas distribution charges contain a GSA rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather related conditions that may affect customer usage are not included in the temperature adjustment. In prior years, Alagasco entered into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Alagasco recognizes all derivatives at fair value as either assets or liabilities on the balance sheet. Any realized gains or losses are passed through to customers using the mechanisms of the GSA rider in accordance with Alagasco’s APSC approved tariff and are recognized as a regulatory asset or regulatory liability. All derivative commodity instruments in a gain position are valued on a discounted basis incorporating an estimate of performance risk specific to each related counterparty. Derivative commodity instruments in a loss position are valued on a discounted basis incorporating an estimate of performance risk specific to Alagasco. Alagasco currently has no active derivative positions.

Goodwill – Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. As part of the MGE acquisition Laclede Group recorded $247.1 of goodwill on the September 1, 2013 acquisition date. During fiscal 2014 final reconciliations of purchase price were completed (refer to Note 2, Acquisitions, of the Notes to the Financial Statements), which effectively reduced Laclede Gas' purchase price of MGE to $940.2 and reduced goodwill related to the transaction from $247.1 to $210.2. As part of the Alagasco acquisition, the Company recorded $727.6 of goodwill on August 31, 2014. Goodwill is tested for impairment on an annual basis, or more frequently if circumstances surrounding the goodwill valuation change. The goodwill impairment test compares the fair value of a reporting unit, or operating segment, to its carrying amount, including goodwill. Goodwill associated with the MGE transaction was evaluated for impairment in July 2014. Goodwill impairment testing on Alagasco will commence in 2015.
Employee Benefits and Postretirement Obligations – Pension and postretirement obligations are calculated by actuarial consultants that utilize several statistical factors and other assumptions provided by management related to future events, such as discount rates, returns on plan assets, compensation increases, and mortality rates. For the Utilities, the amount of expense recognized and the amounts reflected in other comprehensive income are dependent upon the regulatory treatment provided for such costs, as discussed further below. Certain liabilities related to group medical benefits and workers’ compensation claims, portions of which are self-insured and/or contain “stop-loss” coverage with third-party insurers to limit exposure, are established based on historical trends.
The amount of net periodic pension and other postretirement benefit cost recognized in the financial statements related to the Utilities' qualified pension plans and other postretirement benefit plans is based upon allowances, as approved by the MoPSC (for Laclede Gas) and as approved by the APSC (for Alagasco). The allowances have been established in the rate-making process for the recovery of these costs from customers. The differences between these amounts and actual pension and other postretirement benefit costs incurred for financial reporting purposes are deferred as regulatory assets or regulatory liabilities. GAAP also requires that changes that affect the funded status of pension and other postretirement benefit plans, but that are not yet required to be recognized as components of pension and other postretirement benefit cost, be reflected in other comprehensive income. For the Utilities' qualified pension plans and other postretirement benefit plans, amounts that would otherwise be reflected in other comprehensive income are deferred with entries to regulatory assets or regulatory liabilities.

The table below reflects the sensitivity of Laclede Group's plans to potential changes in key assumptions:

Pension Plan Benefits:
Actuarial Assumptions	Increase/(Decrease)	Estimated Increase/(Decrease) to Projected Benefit Obligation (Millions)	Estimated Increase/ (Decrease) to Annual Net Pension Cost* (Millions)
Discount Rate	0.25%	$(18.0)	$0.3
	(0.25)%	18.6	(0.3)
Rate of Future Compensation Increase	0.25%	12.2	0.4
	(0.25)%	(12.2)	(0.4)
Expected Return on Plan Assets	0.25%	—	(0.9)
	(0.25)%	—	0.9

Postretirement Benefits:
Actuarial Assumptions	Increase/(Decrease)	Estimated Increase/(Decrease) to Projected Postretirement Benefit Obligation (Millions)	Estimated Increase/(Decrease) to Annual Net Postretirement Benefit Cost* (Millions)
Discount Rate	0.25%	$(6.8)	$(0.2)
	(0.25)%	7.2	0.2
Expected Return on Plan Assets	0.25%	—	(0.3)
	(0.25)%	—	0.3
Annual Medical Cost Trend	1.00%	7.1	1.4
	(1.00)%	(6.7)	(1.3)
* Excludes the impact of regulatory deferral mechanism. See Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to the Financial Statements for information regarding the regulatory treatment of these costs.
Asset Retirement Obligations – Asset retirement obligations are recorded in accordance with GAAP using various assumptions related to the timing, method of settlement, inflation, and profit margins that third parties would demand to settle the future obligations. These assumptions require the use of judgment and estimates and may change in future periods as circumstances dictate. As authorized by the MoPSC, Laclede Gas accrues future removal costs associated with its property, plant and equipment through its depreciation rates, even if a legal obligation does not exist as defined by GAAP.
The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognizable pursuant to GAAP is a timing difference between the recovery of these costs in rates and their recognition for financial reporting purposes. Alagasco accrues removal costs on certain gas distribution assets over the useful lives of its property, plant and equipment through depreciation expense in accordance with rates approved by the APSC. The costs associated with asset retirement obligations are either currently being recovered in rates or are probable of recovery in future rates. As part of the MGE and Alagasco acquisitions, Laclede Gas and Laclede Group have estimated the asset retirement obligation of their long-lived assets as of their respective acquisition dates. The valuation has been finalized for the MGE acquisition and the valuation of Alagasco asset retirement obligations is preliminary and will be finalized upon completion of a detailed fair value analysis that is being performed by the Company.

For further discussion of significant accounting policies, see Note 1, Summary of Significant Accounting Policies, of the Notes to the Financial Statements.
REGULATORY AND OTHER MATTERS
Laclede Gas
On September 16, 2013, MGE filed tariff sheets in a new general rate case proceeding designed to increase its total revenues by $23.4, less the current annualized Infrastructure System Replacement Surcharge (ISRS) revenues of $6.3 that were already being recovered from customers. Consistent with its normal practice, the MoPSC suspended implementation of the MGE proposed rates on September 17, 2013 and set the case for hearing in April 2014. On April 11, 2014, MGE and other parties to the rate case filed a Stipulation and Agreement resolving all issues in the case. On April 23, 2014, the MoPSC approved the

Stipulation and Agreement effective May 1, 2014 for a base rate increase of $7.8. This result is essentially equivalent to incorporating MGE’s ISRS revenues into base rates. In addition, effective October 1, 2014, MGE lowered its fixed monthly charge for residential and small commercial customers and incorporate a volumetric charge in its place. After this adjustment, MGE will recover about 83% of its distribution costs from these customers through the fixed monthly charge. On December 6, 2013, MGE filed for a $1.6 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over the nine months from January to September 2013. Effective March 21, 2014, the MoPSC approved an increase in MGE’s ISRS in the amount of $1.7 annually. However, pursuant to the settlement of the MGE rate case, the ISRS rates were reset to zero effective May 1, 2014. On July 25, 2014, MGE filed for a $2.8 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over eight months from January to August 2014. On October 8, 2014, the MoPSC approved an incremental ISRS increase of $2.0 million, effective on October 18, 2015.
On January 17, 2014, Laclede Gas filed to re-establish an ISRS charge to recover investments made in gas safety replacement projects and public improvement projects in Laclede Gas’ eastern Missouri service territory between February 1, 2013 and December 31, 2013. Effective April 12, 2014, the MoPSC approved an ISRS charge designed to collect approximately $7.0 in annual revenues. On July 25, 2014, Laclede Gas filed for a $3.1 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over six months from March to August 2014. On October 15, 2014, the MoPSC approved an incremental ISRS increase of $2.8 million, effective on October 18, 2015, bringing the total ISRS charge to $9.8 million on an annualized basis.
Alagasco
On April 14, 2014, Laclede Group, along with Energen and Alagasco, filed a joint application with the APSC for approval to acquire from Energen 100% of the common stock of Alagasco. On July 22, 2014 the APSC unanimously voted to approve the Alagasco Transaction and subsequently issued a written order reflecting their decision effective July 24, 2014. This sale closed August 31, 2014.
Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Alagasco’s current RSE order has a term extending beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with law. In the event of unforeseen circumstances, whether physical or economic, of the nature of force majeure and including a change in control, the APSC and Alagasco will consult in good faith with respect to modifications, if any. Effective January 1, 2014, Alagasco’s allowed range of return on average common equity is 10.5% to 10.95% with an adjusting point of 10.8%. The previous allowed range of return on average common equity was 13.15% to 13.65% through December 31, 2013. Alagasco is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues.
The inflation-based Cost Control Mechanism (CCM), established by the APSC, allows for annual increases to operations and maintenance (O&M) expense. The CCM range is Alagasco’s 2007 actual rate year O&M expense (Base Year) inflation-adjusted using the June Consumer Price Index For All Urban Consumers each rate year plus or minus 1.75% (Index Range). If rate year O&M expense falls within the Index Range, no adjustment is required. If rate year O&M expense exceeds the Index Range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent that rate year O&M is less than the Index Range, Alagasco benefits by one-half of the difference through future rate adjustments. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation.
Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a temperature adjustment mechanism, also included in the GSA, which is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather related conditions that may affect customer usage are not included in the temperature adjustment.
The APSC approved an Enhanced Stability Reserve (ESR) in 1998, which was subsequently modified and expanded in 2010. As currently approved, the ESR provides deferred treatment and recovery for the following: (1) extraordinary O&M expenses related to environmental response costs; (2) extraordinary O&M expenses related to self-insurance costs that exceed $1 million per occurrence; (3) extraordinary O&M expenses, other than environmental response costs and self-insurance costs, resulting from a single force majeure event or multiple force majeure events greater than $0.3 and $0.4, respectively, during a rate year; and (4) negative individual large commercial and industrial customer budget revenue variances that exceed $0.4 during a rate year. Charges to the ESR are subject to certain limitations which may disallow deferred treatment and which prescribe the timing of recovery. Funding to the ESR is provided as a reduction to the refundable negative salvage balance over its nine year term beginning December 1, 2010. Subsequent to the nine year period and subject to APSC authorization, Alagasco expects to be able to recover underfunded ESR balances over a five year amortization period with an annual limitation of $0.7. Amounts in excess of this limitation are deferred for recovery in future years.
ACCOUNTING PRONOUNCEMENTS
The Company has evaluated or is in the process of evaluating the impact that recently issued accounting standards will have on the Company’s financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Standards section of Note 1 of the Notes to the Financial Statements.
INFLATION
The accompanying consolidated financial statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital-intensive nature of the business of the Company, the most significant impact of inflation is on the depreciation of utility plant. Rate regulation, to which the Utilities are subject, allows recovery through its rates of only the historical cost of utility plant as depreciation. The Utilities expect to incur significant capital expenditures in future years, primarily related to the planned increased replacements of distribution plant. The Company believes that any higher costs experienced upon replacement of existing facilities will be recovered through the normal regulatory process.

FINANCIAL CONDITION
CASH FLOWS
Laclede Group
The Company’s short-term borrowing requirements typically peak during colder months when the Utilities borrow money to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas, including cash payments for margin deposits associated with Laclede Gas' use of natural gas derivative instruments, variations in the timing of collections of gas cost under Laclede Gas' PGA clause and Alagasco's GSA rider, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and may cause significant variations in the Company’s cash provided by or used in operating activities.
Net cash provided by operating activities for fiscal years 2014, 2013 and 2012 was $122.6, $163.9 and 128.1, respectively. The decrease in net cash provided by operating activities in fiscal year 2014 as compared to fiscal year 2013 is primarily attributable to delayed customer billings increases reflecting the inclusion of MGE's operations and the timing of collections of gas cost under Laclede Gas' PGA clauses, accelerated build of natural gas stored underground, the cash paid on interest rate swaps and other working capital changes. These uses of cash were only partly offset by higher net income, and higher depreciation, amortization and accretion reflecting the inclusion of MGE and colder weather. The increase in net cash provided by operating activities in fiscal year 2013 as compared to fiscal year 2012 is primarily attributable to variations associated with the timing of collections of gas cost under Laclede Gas' PGA clause, including the net effect of increased cash payments for margin deposits associated with Laclede Gas' use of natural gas derivative instruments. The variation also reflects decreased cash payments for the funding of pension plans and for the payment of income taxes. These benefits were partially offset by changes in delayed and advanced customer billings.
Net cash used in investing activities for fiscal years 2014, 2013 and 2012 was $1,437.6, $1,108.3 and $105.4, respectively. Net cash used in 2014 includes $1,305.2 for the acquisition of Alagasco, offset partially by receipt of $23.9 from ETE for the final reconciliation amount for the MGE acquisition and the receipt of $11.0 associated with the sale of NEG to APUC. Net cash used in 2013 includes $975.0 for the acquisition of MGE. The remaining net cash used in investing activities primarily reflected capital expenditures in all periods. The variations primarily reflect additional capital expenditures for distribution plant and information technology investments.
Net cash provided in financing activities for fiscal years 2014 and 2013 was $1,278.1 and $969.9, respectively. The net cash used in financing activities for 2012 was $38.5. The increase in net cash provided in financing activities in fiscal year 2014 from fiscal year 2013 primarily reflects the common stock issuance of 10.350 million shares and issuance of 2.875 Equity Units in June 2014, and issuance of long-term debt of $625.0 for the acquisition of Alagasco. The increase in net cash provided in fiscal 2013 from fiscal year 2012 primarily reflects the May 2013 common stock issuance of 10.0 shares and issuance of long-term debt of $450.0 for the acquisition of MGE.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Laclede Group had no temporary cash investments as of September 30, 2014. During fiscal year 2014, short-term investments were diversified among highly-rated money market funds, interest-bearing deposits, commercial paper issues and US government or agency securities. The money market funds were accessible by the Company on demand. These investments were used to support the working capital needs of the Company’s subsidiaries and as a store of liquidity in advance of the Alagasco acquisition. The balance of short-term investments ranged between $0.0 and $983.5 during fiscal year 2014 and ranged between $0.0 and $969.4 during fiscal year 2013. Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas' short-term funding through intercompany lending during fiscal years 2014 and 2013.
Short-term Debt
The Company’s and the Utilities' short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At September 30, 2014, Laclede Gas had a syndicated line of credit in place of $450.0 from nine banks. The largest portion provided by a single bank under the line is 15.6%. Laclede Gas line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 51% of total capitalization on September 30, 2014.
On September 2, 2014, Alagasco entered into a new $150.0 syndicated line of credit with twelve banks and extinguished the line that was in place prior to its acquisition by Laclede Group. The largest portion provided by a single bank is 10%. The line of credit, which matures on September 2, 2019, has a covenant limiting total debt to 70% of Alagasco’s total capitalization. As defined in the line of credit, this ratio stood at 24% on September 30, 2014.
Short-term cash requirements outside of the Utilities have generally been met with internally-generated funds. At September 30, 2014, Laclede Group had a $150.0 syndicated line of credit from nine banks, with the largest portion provided by a single bank being 15.6%. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. As defined in the line of credit, this ratio stood at 59% on September 30, 2014. Laclede Group’s line may be used to provide for the funding needs of various subsidiaries. Borrowings under Laclede Group’s line during fiscal years 2014 ranged from $0.0 to $40.0, with the balance at September 30, 2014 at $32.5. There were no borrowings under this line of credit during fiscal year 2013.
On September 3, 2014, Laclede Group and Laclede Gas entered into extension agreements to extend the maturity dates on their loan agreements for a period of one year from September 3, 2018 to September 3, 2019.

Laclede Group
Information about Laclede Group’s consolidated short-term borrowings during the twelve months ended September 30, 2014 and 2013 and as of September 30, 2014 and 2013, is presented below:

($ Millions)	Laclede Gas Commercial Paper Borrowings	Laclede Group Bank Line Borrowings	Alagasco Bank Line Borrowings *	Total Short Term Borrowings **
Year Ended September 30, 2014
Weighted average borrowings outstanding	$77.6	$3.6	$13.2	$82.3
Weighted average interest rate	0.3%	1.4%	1.2%	0.5%
Range of borrowings outstanding	$0 – $244.5	$0 – $40.0	$9.0 – $16.0	$0 – $300.5
As of September 30, 2014
Borrowings outstanding at end of period	$238.6	$32.5	$16.0	$287.1
Weighted average interest rate	0.3%	1.4%	1.2%	0.5%
Year Ended September 30, 2013
Weighted average borrowings outstanding	$34.2	$—	NA	$34.2
Weighted average interest rate	0.3%	—%	NA	0.3%
Range of borrowings outstanding	$0 – $99.4	$0 – $0	NA	$0 – $99.4
As of September 30, 2013
Borrowings outstanding at end of period	$74.0	$—	NA	$74.0
Weighted average interest rate	0.3%	—%	NA	0.3%
* Weighted average borrowings for Alagasco represents Laclede Group's ownership period of one month. The one month average approximates the Alagasco daily outstanding balance for the fiscal year ended September 30, 2014.
** Represents twelve month weighted average for Laclede Group, Laclede Gas, and Alagasco.
Based on average short-term borrowings for the year ended September 30, 2014, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $0.8 on an annual basis, portions of which may be offset through the application of PGA carrying costs.
Laclede Gas
Information about Laclede Gas' short term borrowings during the years ended September 30, 2014 and 2013 and as of September 30, 2014 and 2013, is presented below:

($ Millions)	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short Term Borrowings
Year Ended September 30, 2014
Weighted average borrowings outstanding	$77.6	$63.4	$141.0
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $244.5	$0 – $189.0	$45.5 – $272.1
As of September 30, 2014
Borrowings outstanding at end of period	$238.6	$—	$238.6
Weighted average interest rate	0.3%	—%	0.3%
Year Ended September 30, 2013
Weighted average borrowings outstanding	$34.2	$29.2	$63.4
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $99.4	$0 – $91.7	$0 – $160.5
As of September 30, 2013
Borrowings outstanding at end of period	$74.0	$46.7	$120.7
Weighted average interest rate	0.3%	0.3%	0.3%

Based on average short-term borrowings for the year ended September 30, 2014, an increase in the average interest rate of 100 basis points would decrease Laclede Gas' pre-tax earnings and cash flows by approximately $1.4 on an annual basis, portions of which may be offset through the application of PGA carrying costs.
Long-term Debt and Equity
Laclede Group
On April 7, 2014, Laclede Group announced that it had entered into an agreement with Energen to acquire 100% of the equity of Alagasco for $1,600, less assumed debt. On June 11, 2014, Laclede Group issued 10.4 million shares of common stock and 2.875 million equity units, for total proceeds of approximately $600.0, net of issuance costs, in preparation for the purchase of Alagasco. These funds were invested in high-quality, short-term instruments until the acquisition closed on August 31, 2014. The purchase price for the Alagasco acquisition remains subject to certain customary post-closing adjustments, which at this time are not expected to be material.
On August 15, 2014, Laclede Group issued $625.0 aggregate principal amount of long-term debt. Of this, $250.0 were floating rate senior notes with an interest rate of 3 month LIBOR + 0.75% per annum maturing in August 2017, $125.0 were senior notes with an interest rate of 2.55% maturing in August 2019, and $250.0 were senior notes with an interest rate of 4.70% maturing in August 2044. The net proceeds of approximately $619 were used together with the proceeds from the earlier equity offerings and other available funds to fund the cash portion of purchase price for the Alagasco acquisition.
At September 30, 2014, Laclede Group had fixed-rate long-term debt totaling $1,603.6 and floating rate debt of $250.0, of which $810.0 was issued by Laclede Gas and $249.8 was issued by Alagasco. With the exception of the $250.0 floating rate senior notes issued by Laclede Group in August 2014, the long-term debt issues are fixed-rate and are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities' regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Company's $1,853.6 senior long-term debt, $25.0 has no call options, $675.0 has make-whole call options, $725.0 are callable at par one to six months prior to maturity, $250.0 are callable at par one year prior to maturity and $34.8 are callable at par with 30 days' notice. The same $34.8 in notes also have a par put option limited to $0.8 per year. The remainder of the Company's long-term debt is $143.8 of junior subordinated notes associated with the equity units. Of Laclede Gas' $810.0 in long-term debt, $25.0 have no call option, $435.0 have make-whole call options, and $350.0 are callable at par three to six months prior to maturity. Of Alagasco's $249.8 debt, $215.0 have a make-whole call option, and $34.8 are callable at par with 30 days' notice. The same $34.8 in notes also have a put option limited to $0.8 per year. None of the remaining other debt has any put options.
Alagasco has no standing authority to issue long-term debt, but must petition the APSC for each planned issuance. On November 3, 2014, Alagasco received authorization and approval from the APSC to borrow $35.0 for the purposes of redeeming, without penalty, $34.8 in existing long-term, callable debt financed at 5.7%
Laclede Group has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 168,698 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 160,579 and 152,810 shares at September 30, 2014 and November 26, 2014, respectively, remaining available for issuance under its Form S-3. Laclede Group also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities. As described above, on June 11, 2014, Laclede Group completed public offerings under this shelf registration statement of 10.4 million shares of common stock and 2.875 million equity units, for total proceeds of approximately $600.0, net of issuance costs. On August 15, 2014, as described above, Laclede Group completed the issuance of $625.0 of senior unsecured notes. The amount, timing, and type of financing to be issued in the future under this shelf registration will depend on cash requirements and market conditions.
Gas Utility, Gas Marketing, Other
Laclede Gas has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518.0. This authorization is effective through June 30, 2015. During the year ended September 30, 2014, pursuant to this authority, Laclede Gas sold 28 shares of its common stock to Laclede Group for $1.1. As of November 25, 2014, $369.7 remains available under this authorization. Laclede Gas has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt, and preferred stock, which expires August 6, 2016. First mortgage bonds in the amount of $450.0 were issued under this registration during fiscal year 2013. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

On December 6, 2013, Laclede Gas provided a notice of redemption to holders for the entire $80.0 aggregate principal amount outstanding of its previously issued 6.35% Series first mortgage bonds due in 2038. The redemption, which was for cash and included accrued interest, was completed on January 6, 2014.
Laclede Gas capital expenditures were $163.0 for fiscal 2014, compared with $128.5 and $106.7 for fiscal years 2013 and 2012, respectively. The increases in capital expenditures, compared with prior periods, are primarily attributable to additional expenditures for distribution plant investments as well as the addition of MGE capital expenditures. Non-utility capital expenditures for fiscal year 2014 were $2.4 compared with $2.3 in fiscal year 2013 and $2.1 in fiscal year 2012, and are estimated to be approximately $10.0 for fiscal year 2015. Laclede Gas capital expenditures are expected to be approximately $205.0 in fiscal year 2015. Alagasco capital expenditures are estimated to be $85.0 in fiscal 2015.
Consolidated capitalization at September 30, 2014 consisted of 44.9% of Laclede Group common stock equity and 55.1% of long-term debt, compared to 53.4% of Laclede Group common stock equity and 46.6% of long-term debt at September 30, 2013.
Laclede Gas capitalization at September 30, 2014 consisted of 55.5% of common stock equity and 44.5% of long-term debt compared to 52.3% of common stock equity and 47.7% of long-term debt at September 30, 2013.
Laclede Group’s ratio of earnings to fixed charges was 3.4 for fiscal year 2014, 3.3 for fiscal year 2013, and 4.4 for fiscal year 2012.
Laclede Gas' ratio of earnings to fixed charges was 4.2 for fiscal year 2014, 3.3 for fiscal year 2013, and 3.6 for fiscal year 2012.
The Company’s, Laclede Gas' and Alagasco's access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company, Laclede Gas and Alagasco remain at investment grade, but are subject to review and change by the rating agencies.
It is management’s view that the Company, Laclede Gas, and Alagasco have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, interest payments of long-term debt, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.
CONTRACTUAL OBLIGATIONS

Laclede Group
As of September 30, 2014, Laclede Group had contractual obligations with payments due as summarized below (in millions):

($ Millions)		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal Payments on Long-Term Debt	$1,853.6	$—	$330.0	$275.0	$1,248.6
Interest Payments on Long-Term Debt (a)	1,080.4	75.9	141.0	121.7	741.8
Capital Leases (a)	0.1	0.1	—	—	—
Operating Leases (b)	104.0	12.0	18.9	12.5	60.6
Purchase Obligations – Natural Gas (c)	1,479.1	634.6	523.7	246.3	74.5
Purchase Obligations – Other (d)	92.9	44.3	25.5	18.8	4.3
Other Long-Term Liabilities	298.7	29.9	61.3	62.9	144.6
Total (e)	$4,908.8	$796.8	$1,100.4	$737.2	$2,274.4

(a)
Includes interest payments over the terms of the debt and payments on related stock purchase contracts. Interest is calculated using the applicable interest rate or forward interest rate curve at September 30, 2014 and outstanding principal for each instrument with the terms ending at each instrument’s stated maturity. See Note 6, Long Term Debt, of the Notes to the Financial Statements. Does not reflect Laclede Group's ability to defer interest and stock purchase contract payments on junior subordinated notes or RSNs and equity units, initially in the form of Corporate Units.

(b)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Gas Utility and Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2014 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(e)
Long-term liabilities associated with unrecognized tax benefits, totaling $4.8, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to contribute $26.4 to its qualified, trusteed pension plans and $0.5 to its non-qualified pension plans during fiscal year 2015. With regard to the postretirement benefits, the Company anticipates it will contribute $17.8 to the qualified trusts and $0.3 directly to participants from Laclede Gas funds during fiscal year 2015. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to the Financial Statements.

Laclede Gas
As of September 30, 2014, Laclede Gas had contractual obligations with payments due as summarized below:

($ Millions)		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal Payments on Long-Term Debt	$810.0	$—	$—	$150.0	$660.0
Interest Payments on Long-Term Debt	525.7	34.6	69.1	67.1	354.9
Capital Leases (a)	0.1	0.1	—	—	—
Operating Leases (a)	77.6	7.6	11.0	7.5	51.5
Purchase Obligations – Natural Gas (b)	979.7	427.2	314.2	172.7	65.6
Purchase Obligations – Other (c)	78.2	34.1	21.0	18.8	4.3
Other Long-Term Liabilities	149.9	16.2	32.9	33.5	67.3
Total (d)	$2,621.2	$519.8	$448.2	$449.6	$1,203.6

(a)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2014 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(d)
Long-term liabilities associated with unrecognized tax benefits, totaling $4.3, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. Laclede Gas expects to contribute $26.4 to its qualified, trusteed pension plans and $0.5 to its non-qualified pension plans during fiscal year 2015. With regard to the postretirement benefits, Laclede Gas anticipates to contribute $17.8 to the qualified trusts and $0.3 directly to participants from Laclede Gas funds during fiscal year 2015. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to the Financial Statements.

MARKET RISK
Commodity Price Risk
Gas Utility
The Utilities' commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of Laclede Gas' and MGE's PGA clauses and Alagasco's GSA rider. The PGA clauses allow Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. Laclede Gas is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. Laclede Gas is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Laclede Gas and MGE also have risk management policies that allow for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. These policies prohibit speculation. Costs and cost reductions, including carrying costs, associated with Laclede Gas' use of natural gas derivative instruments are allowed to be passed on to the utility’s customers through the operation of its PGA clauses. Alagasco did not have any open derivative positions as of September 30, 2014. Accordingly, the Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA clauses or the GSA rider. For more information about the Utilities' natural gas derivative instruments, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to the Financial Statements.
Gas Marketing
In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At September 30, 2014 and 2013, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.
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

($ Millions)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin
Net balance of derivative assets at September 30, 2013	$2.6	$0.3	$2.9
Changes in fair value	(7.6)	—	(7.6)
Settlements/purchases - net	5.4	—	5.4
Changes in cash margin	—	1.8	1.8
Net balance of derivative assets at September 30, 2014	$0.4	$2.1	$2.5

($ Millions)	As of September 30, 2014
Maturity by Fiscal Year	Total	2015	2016	2017	2018
Fair values of exchange-traded/cleared natural gas derivatives - net	$(0.2)	$(0.1)	$(0.1)	$—	$—
Fair values of basis swaps - net	0.6	0.1	0.4	0.1	—

Position volumes
MMBtu – net (short) long futures/swap/option positions	3.4	10.5	(7.3)	0.2	—
MMBtu - net (Short) long basis swap positions	(6.2)	(0.6)	(1.6)	(3.5)	(0.5)
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
Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal year 2016:

($ Millions)
Net balance of derivative assets at September 30, 2013	$0.1
Changes in fair value	(8.7)
Settlements	10.7
Net balance of derivative assets at September 30, 2014	$2.1
For further details related to LER’s derivatives and hedging activities, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements.
Counterparty Credit Risk
LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER also has concentrations of credit risk with certain individually significant counterparties. To the extent possible, LER enters into netting arrangements with its counterparties to mitigate exposure to credit risk. LER is also exposed to credit risk associated with its derivative contracts designated as normal purchases and normal sales. LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these concentrations of credit risk, including how LER manages these risks, see Note 11, Concentrations of Credit Risk, of the Notes to the Financial Statements.
Interest Rate Risk
The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during fiscal year 2014, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.8 on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At September 30, 2014, Laclede Group had $250.0 of variable rate long-term debt, an increase of 100 basis points in the underlying average interest rate for the variable long term note would have caused an increase in interest expense of approximately $2.5 on an annual basis. At September 30, 2014, Laclede Group had fixed-rate long-term debt totaling $1,603.6. Additionally, Laclede Gas had fixed-rate long-term debt totaling $810.0 and Alagasco has fixed rate long-term debt of $249.8, which are both included with Laclede Group total long-term debt. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities' regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.
The Company entered into and settled certain interest rate swap transactions to protect itself against adverse movements in interest rates associated with the issuance of long-term debt to fund the acquisition of Alagasco. Refer to Note 10, Derivative Instruments and Hedging Activities, of the Notes to the Financial Statements for additional details on these interest rate swap transactions.

ENVIRONMENTAL MATTERS
The Utilities own and operate natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or the Utilities' financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, the Utilities may be required to incur additional costs. For information relative to environmental matters, see Note 16, Commitments and Contingencies, of the Notes to the Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
At September 30, 2014, none of Laclede Group or its subsidiaries Companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of Laclede Group or its subsidiaries expect to engage in any significant off-balance-sheet financing arrangements in the near future.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For this discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 49 of this report.

The Laclede Group, Inc.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Laclede Group, Inc.'s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Laclede Group Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Laclede Group Inc.’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). As permitted, that assessment excluded the business operations of Alabama Gas Corporation (Alagasco), which was completed on September 2, 2014, and whose financial statements constitute 32.7% and 28.0% of net and total assets, respectively, and 1.2% of revenues of the consolidated financial statement amounts as of and for the year ended September 30, 2014. Alagasco also reduced Laclede Group net income by 3.3% of net income for the year ended September 30, 2014. Refer to Note 2, Acquisitions, in the Notes to Financial Statements for further discussion of the acquisition. Based on that assessment, management concluded that the Laclede Group Inc.’s internal control over financial reporting was effective as of September 30, 2014. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Laclede Group Inc.’s internal control over financial reporting, which is included herein.
Laclede Gas Company
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Laclede Gas Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Laclede Gas Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Laclede Gas Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on that assessment, management concluded that Laclede Gas Company’s internal control over financial reporting was effective as of September 30, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the internal control over financial reporting of The Laclede Group, Inc. and subsidiaries (the "Company") as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal controls over financial reporting at Alabama Gas Corporation (“Alagasco”), which was acquired on September 2, 2014 and whose financial statements constitute 33 percent and 28 percent of net and total assets, respectively, and one percent of total revenues of the consolidated financial statements as of and for the year ended September 30, 2014. Alagasco reduced net income by three percent for the year ended September 30, 2014. Accordingly, our audit did not include the internal control over financial reporting at Alagasco. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2014 of the Company and our report dated November 25, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of The Laclede Group, Inc. and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Laclede Gas Company
St. Louis, Missouri

We have audited the accompanying balance sheets and statements of capitalization of Laclede Gas Company (a wholly owned subsidiary of The Laclede Group, Inc.) (the “Company”) as of September 30, 2014 and 2013, and the related statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Laclede Gas Company as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 25, 2014

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
($ Millions, Except Per Share Amounts)
Years Ended September 30	2014	2013	2012
Operating Revenues:
Gas Utility	$1,462.6	$847.2	$763.5
Gas Marketing and other	164.6	169.8	362.0
Total Operating Revenues	1,627.2	1,017.0	1,125.5
Operating Expenses:
Gas Utility
Natural and propane gas	731.7	433.4	397.3
Other operation and maintenance expenses	287.8	180.3	167.4
Depreciation and amortization	82.4	48.3	40.7
Taxes, other than income taxes	112.0	60.1	53.7
Total Gas Utility Operating Expenses	1,213.9	722.1	659.1
Gas Marketing and other	246.9	198.4	355.8
Total Operating Expenses	1,460.8	920.5	1,014.9
Operating Income	166.4	96.5	110.6
Other Income and (Income Deductions) – Net	(3.3)	2.5	3.2
Interest Charges:
Interest on long-term debt	39.3	25.5	23.0
Other interest charges	6.9	3.1	1.9
Total Interest Charges	46.2	28.6	24.9
Income Before Income Taxes	116.9	70.4	88.9
Income Tax Expense	32.3	17.6	26.3
Net Income	$84.6	$52.8	$62.6
Weighted Average Number of Common Shares Outstanding:
Basic	35.8	25.9	22.3
Diluted	35.9	26.0	22.3
Basic Earnings Per Share of Common Stock	$2.36	$2.03	$2.80
Diluted Earnings Per Share of Common Stock	$2.35	$2.02	$2.79
See the accompanying Notes to the Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions)
Years Ended September 30	2014	2013	2012
Net Income	$84.6	$52.8	$62.6
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedges:
Net derivatives (losses) gains arising during the period	(4.5)	5.0	4.8
Reclassification adjustment for derivative losses (gains) included in net income	2.5	0.3	(8.4)
Net (losses) gains on cash flow hedging derivative instruments	(2.0)	5.3	(3.6)
Defined benefit pension and other postretirement benefit plans:
Net actuarial loss arising during the period	—	(0.1)	(3.4)
Amortization of actuarial loss included in net periodic pension and postretirement benefit cost	0.5	0.2	3.7
Net defined benefit pension and other postretirement benefit plans	0.5	0.1	0.3
Other Comprehensive (Loss) Income, Before Tax	(1.5)	5.4	(3.3)
Income Tax (Benefit) Expense Related to Items of Other Comprehensive (Loss) Income	(0.6)	2.1	(1.3)
Other Comprehensive (Loss) Income, Net of Tax	(0.9)	3.3	(2.0)
Comprehensive Income	$83.7	$56.1	$60.6

See the accompanying Notes to the Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
($ Millions)
September 30	2014	2013
ASSETS
Utility Plant	$3,928.3	$2,271.2
Less – Accumulated depreciation and amortization	1,168.6	494.6
Net Utility Plant	2,759.7	1,776.6
Non-utility property (net of accumulated depreciation and amortization, 2014, $6.7; 2013, $5.9)	9.2	7.7
Goodwill	937.8	247.1
Other investments	60.0	58.3
Other Property and Investments	1,007.0	313.1
Current Assets:
Cash and cash equivalents	16.1	53.0
Accounts receivable:
Utilities	148.2	101.1
Other	84.5	78.2
Allowance for doubtful accounts	(15.9)	(8.0)
Delayed customer billings	10.8	—
Inventories:
Natural gas	245.5	182.0
Propane gas	11.7	9.0
Materials and supplies	13.0	8.1
Natural gas receivable	7.3	18.8
Derivative instrument assets	2.4	3.3
Unamortized purchased gas adjustments	54.0	17.5
Prepayments and other	27.3	12.9
Total Current Assets	604.9	475.9
Deferred Charges:
Regulatory assets	637.4	545.9
Other	65.0	13.9
Total Deferred Charges	702.4	559.8
Total Assets	$5,074.0	$3,125.4

See the accompanying Notes to the Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
($ Millions)
September 30	2014	2013
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$1,508.4	$1,046.3
Long-term debt	1,851.0	912.7
Total Capitalization	3,359.4	1,959.0
Current Liabilities:
Notes payable	287.1	74.0
Accounts payable	176.7	140.2
Advance customer billings	32.2	23.7
Wages and compensation accrued	36.0	20.8
Dividends payable	19.9	14.6
Customer deposits	34.0	15.1
Interest accrued	15.1	8.3
Unamortized purchased gas adjustment	22.4	—
Taxes accrued	63.4	32.9
Deferred income taxes	9.9	1.0
Other	86.1	22.6
Total Current Liabilities	782.8	353.2
Deferred Credits and Other Liabilities:
Deferred income taxes	383.8	379.1
Unamortized investment tax credits	2.7	2.9
Pension and postretirement benefit costs	244.9	228.6
Asset retirement obligations	99.2	74.6
Regulatory liabilities	126.1	82.6
Other	75.1	45.4
Total Deferred Credits and Other Liabilities	931.8	813.2
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$5,074.0	$3,125.4

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION
($ Millions, Except for Shares and Per Share Amounts)
September 30	2014	2013
Common Stock Equity:
Common stock, par value $1 per share:
Authorized – 2014 and 2013, 70,000,000 shares
Issued – 2014, 43,183,818 shares; and 2013, 32,696,836 shares	$43.2	$32.7
Paid-in capital	1,029.4	594.3
Retained earnings	437.5	420.1
Accumulated other comprehensive loss	(1.7)	(0.8)
Total Common Stock Equity	1,508.4	1,046.3
Long-Term Debt - Laclede Group:
Floating Rate Senior Notes, due August 15, 2017	250.0	—
Senior Notes 2.55%, due August 15, 2019	125.0	—
3.31% Notes Payable, due December 15, 2022	25.0	25.0
2.0% Series A Remarketable Subordinated Notes, due April 1, 2022	143.8	—
Senior Notes 4.70%, due August 15, 2044	250.0	—
Long-Term Debt - Laclede Gas:
First Mortgage Bonds:
5 1/2% Series, due May 1, 2019	50.0	50.0
7% Series, due June 1, 2029	25.0	25.0
7.90% Series, due September 15, 2030	30.0	30.0
6% Series, due May 1, 2034	100.0	100.0
6.15% Series, due June 1, 2036	55.0	55.0
6.35% Series, due October 15, 2038	—	80.0
3% Series, due March 15, 2023	55.0	55.0
3.40% Series, due March 15, 2028	45.0	45.0
2% Series, due August 15, 2018	100.0	100.0
3.40% Series, due August 15, 2023	250.0	250.0
4.625% Series, due August 15, 2043	100.0	100.0
Long-Term Debt - Alagasco:
5.20% Notes, due January 15, 2020	40.0	—
5.70% Notes, due January 15, 2035	34.8	—
5.368% Notes, due December 1, 2015	80.0	—
5.90% Notes, due January 15, 2037	45.0	—
3.86% Notes, due December 21, 2021	50.0	—
Total	1,853.6	915.0
Unamortized discount, net of premium, on long-term debt	(2.6)	(2.3)
Total Long-Term Debt	1,851.0	912.7
Total Capitalization	$3,359.4	$1,959.0

Long-term debt dollar amounts are exclusive of current portion.

See the accompanying Notes to the Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
($ Millions, Except for Shares and Per Share Amounts)	Shares	Amount				Total
BALANCE OCTOBER 1, 2011	22,430,734	$22.4	$163.7	$389.3	$(2.1)	$573.3
Net income	—	—	—	62.6	—	62.6
Dividend reinvestment plan	46,107	0.1	1.8	—	—	1.9
Stock-based compensation costs	—	—	2.7	—	—	2.7
Equity Incentive Plan	62,590	0.1	2.4	—	—	2.5
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(1.2)	—	—	(1.2)
Non-employee directors’ restricted stock awards	—	—	(0.6)	—	—	(0.6)
Tax benefit – stock compensation	—	—	(0.2)	—	—	(0.2)
Dividends declared:
Common stock ($1.66 per share)	—	—	—	(37.4)	—	(37.4)
Other comprehensive loss, net of tax	—	—	—	—	(2.0)	(2.0)
BALANCE SEPTEMBER 30, 2012	22,539,431	$22.6	$168.6	$414.5	$(4.1)	$601.6
Net income	—	—	—	52.8	—	52.8
Common stock offering	10,005,000	10.0	417.2	—	—	427.2
Dividend reinvestment plan	44,074	—	1.8	—	—	1.8
Stock-based compensation costs	—	—	4.4	—	—	4.4
Equity Incentive Plan	108,331	0.1	2.6	—	—	2.7
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(0.9)	—	—	(0.9)
Tax benefit – stock compensation	—	—	0.6	—	—	0.6
Dividends declared:
Common stock ($1.70 per share)	—	—	—	(47.2)	—	(47.2)
Other comprehensive income, net of tax	—	—	—	—	3.3	3.3
BALANCE SEPTEMBER 30, 2013	32,696,836	$32.7	$594.3	$420.1	$(0.8)	$1,046.3
Net income	—	—	—	84.6	—	84.6
Common stock offering	10,350,000	10.4	446.4	—	—	456.8
Equity units offering	—	—	(19.7)	—	—	(19.7)
Dividend reinvestment plan	33,667	—	1.5	—	—	1.5
Stock-based compensation costs	—	—	5.8	—	—	5.8
Equity Incentive Plan	97,902	0.1	1.6	—	—	1.7
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(1.1)	—	—	(1.1)
Tax benefit – stock compensation	—	—	0.6	—	—	0.6
Dividends declared:
Common stock ($1.76 per share)	—	—	—	(67.2)	—	(67.2)
Other comprehensive loss, net of tax	—	—	—	—	(0.9)	(0.9)
BALANCE SEPTEMBER 30, 2014	43,178,405	$43.2	$1,029.4	$437.5	$(1.7)	$1,508.4

See the accompanying Notes to the Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
($ Millions)
Years Ended September 30	2014	2013	2012
Operating Activities:
Net Income	$84.6	$52.8	$62.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	83.3	49.3	41.3
Deferred income taxes and investment tax credits	31.4	22.0	30.6
Other - net	5.4	1.0	0.1
Changes in assets and liabilities:
Accounts receivable – net	(5.3)	(0.7)	(9.3)
Unamortized purchased gas adjustments	(36.4)	23.1	(15.0)
Deferred purchased gas costs	13.9	13.3	11.1
Accounts payable	8.6	35.4	(8.8)
Delayed customer billings – net	(19.1)	(8.2)	9.9
Taxes accrued	(0.8)	3.7	(1.1)
Natural gas stored underground	(15.5)	(30.6)	22.4
Other assets and liabilities	(27.5)	2.8	(15.7)
Net cash provided by operating activities	122.6	163.9	128.1
Investing Activities:
Capital expenditures	(171.0)	(130.8)	(108.8)
Acquisition of Alagasco (net of $12.1 cash acquired)	(1,305.2)	—	—
Other investments	3.7	(2.5)	3.4
Acquisition of MGE	23.9	(975.0)	—
Proceeds from sale of right to acquire New England Gas Company	11.0	—	—
Net cash used in investing activities	(1,437.6)	(1,108.3)	(105.4)
Financing Activities:
Issuance of first mortgage bonds	768.8	550.0	—
Maturity of first mortgage bonds	—	(25.0)	—
Issuance (Repayment) of short-term debt - net	198.1	33.9	(5.9)
Repayment of long-term debt	(80.0)	—	—
Notes Payable Issued	—	25.0	—
Issuance of common stock	460.0	431.7	4.3
Dividends paid	(61.9)	(42.5)	(36.9)
Other	(6.9)	(3.2)	—
Net cash provided by (used in) financing activities	1,278.1	969.9	(38.5)
Net (Decrease) Increase in Cash and Cash Equivalents	(36.9)	25.5	(15.8)
Cash and Cash Equivalents at Beginning of Year	53.0	27.5	43.3
Cash and Cash Equivalents at End of Year	$16.1	$53.0	$27.5
Supplemental Disclosure of Cash Paid (Refunded) During the Year for:
Interest	$40.6	$26.3	$24.6
Income taxes paid (refunded)	3.4	(9.4)	1.5

See the accompanying Notes to the Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF INCOME
($ Millions)
Years Ended September 30	2014	2013	2012
Operating Revenues:
Utility	$1,448.1	$857.8	$764.7
Other	0.1	1.6	2.9
Total Operating Revenues	1,448.2	859.4	767.6
Operating Expenses:
Utility
Natural and propane gas	816.9	469.1	414.8
Other operation and maintenance expenses	276.4	180.7	167.4
Depreciation and amortization	78.5	48.3	40.7
Taxes, other than income taxes	110.1	60.1	53.7
Total Utility Operating Expenses	1,281.9	758.2	676.6
Other	(0.1)	13.7	0.2
Total Operating Expenses	1,281.8	771.9	676.8
Operating Income	166.4	87.5	90.8
Other Income and (Income Deductions) - Net	(3.4)	2.0	2.7
Interest Charges:
Interest on long-term debt	34.4	24.9	23.0
Other interest charges	3.0	1.2	2.2
Total Interest Charges	37.4	26.1	25.2
Income Before Income Taxes	125.6	63.4	68.3
Income Tax Expense	35.5	14.6	18.4
Net Income	$90.1	$48.8	$49.9

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
($ Millions)
Years Ended September 30	2014	2013	2012
Net Income	$90.1	$48.8	$49.9
Other Comprehensive Income (Loss) Before Tax:
Cash flow hedges:
Net derivative gains arising during the period	0.1	0.1	0.3
Reclassification adjustment for derivative gains included in net income	(0.2)	(0.2)	—
Net unrealized (losses) gains on cash flow hedging derivative instruments	(0.1)	(0.1)	0.3
Defined benefit pension and other postretirement benefit plans:
Net actuarial (loss) gain arising during the period	—	(0.1)	(3.4)
Amortization of actuarial loss included in net periodic pension and other postretirement benefit cost	0.4	0.2	3.7
Net defined benefit pension and other postretirement benefit plans	0.4	0.1	0.3
Other Comprehensive Income, Before Tax	0.3	—	0.6
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	0.1	—	0.2
Other Comprehensive Income, Net of Tax	0.2	—	0.4
Comprehensive Income	$90.3	$48.8	$50.3

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS
($ Millions)
September 30	2014	2013
ASSETS
Utility Plant	$2,403.3	$2,271.2
Less – Accumulated depreciation and amortization	542.3	494.6
Net Utility Plant	1,861.0	1,776.6
Goodwill	210.2	247.1
Other Property and Investments	55.7	54.0
Other Property and Investments	265.9	301.1
Current Assets:
Cash and cash equivalents	3.7	23.9
Accounts receivable:
Utility	111.1	101.1
Other	19.2	15.1
Allowance for doubtful accounts	(10.7)	(7.9)
Delayed customer billings	10.8	—
Receivables from associated companies	11.4	1.1
Inventories:
Natural gas	191.1	164.7
Propane gas	11.7	9.0
Materials and supplies	7.8	8.0
Unamortized purchased gas adjustments	54.0	17.5
Prepayments and other	15.5	11.3
Total Current Assets	425.6	343.8
Deferred Charges:
Regulatory assets	541.7	545.9
Other	10.8	13.6
Total Deferred Charges	552.5	559.5
Total Assets	$3,105.0	$2,981.0

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS (continued)
(Millions)
September 30	2014	2013
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$1,007.8	$973.9
Long-term debt	807.9	887.7
Total Capitalization	1,815.7	1,861.6
Current Liabilities:
Notes payable	238.6	74.0
Notes payable – associated companies	—	46.7
Accounts payable	70.1	66.6
Accounts payable – associated companies	6.0	6.1
Advance customer billings	15.5	23.7
Wages and compensation accrued	30.3	20.8
Dividends payable	19.0	13.9
Customer deposits	14.8	15.1
Interest accrued	8.1	8.1
Taxes accrued	43.9	32.6
Deferred income taxes	11.3	1.7
Other	30.0	17.6
Total Current Liabilities	487.6	326.9
Deferred Credits and Other Liabilities:
Deferred income taxes	399.8	380.1
Unamortized investment tax credits	2.7	2.9
Pension and postretirement benefit costs	215.3	228.7
Asset retirement obligations	71.2	74.3
Regulatory liabilities	70.0	61.9
Other	42.7	44.6
Total Deferred Credits and Other Liabilities	801.7	792.5
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$3,105.0	$2,981.0

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CAPITALIZATION
($ Millions, Except for Shares and Per Share Amounts)
September 30	2014	2013
Common Stock Equity:
Common stock, par value $1 per share and Paid-in Capital:
Authorized – 2014 and 2013, 50,000,000 shares
Issued – 2014, 24,577 shares; and 2013, 24,549 shares	0.1	0.1
Paid-in capital	744.0	738.1
Retained earnings	265.6	237.8
Accumulated other comprehensive loss	(1.9)	(2.1)
Total Common Stock Equity	1,007.8	973.9
Long-Term Debt:
First Mortgage Bonds:
5-1/2% Series, due May 1, 2019	50.0	50.0
7% Series, due June 1, 2029	25.0	25.0
7.90% Series, due September 15, 2030	30.0	30.0
6% Series, due May 1, 2034	100.0	100.0
6.15% Series, due June 1, 2036	55.0	55.0
6.35% Series, due October 15, 2038	—	80.0
3% Series, due March 15, 2023	55.0	55.0
3.40% Series, due March 15, 2028	45.0	45.0
2% Series, due August 15, 2018	100.0	100.0
3.40% Series, due August 15, 2023	250.0	250.0
4.625% Series, due August 15, 2043	100.0	100.0
Total	810.0	890.0
Unamortized discount, net of premium, on long-term debt	(2.1)	(2.3)
Total Long-Term Debt	807.9	887.7
Total Capitalization	$1,815.7	$1,861.6

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
($ Millions, Except for Shares)	Shares	Amount				Total
BALANCE OCTOBER 1, 2011	11,717	$0.1	$212.9	$223.5	$(2.5)	$434.0
Net income	—	—	—	49.9	—	49.9
Dividends declared:
Common stock	—	—	—	(37.4)	—	(37.4)
Stock-based compensation costs	—	—	1.9	—	—	1.9
Tax benefit – stock compensation	—	—	(0.2)	—	—	(0.2)
Other comprehensive loss, net of tax	—	—	—	—	0.4	0.4
Issuance of common stock to Laclede Group	1,087	—	42.7	—	—	42.7
BALANCE SEPTEMBER 30, 2012	12,804	$0.1	$257.3	$236.0	$(2.1)	$491.3
Net income	—	—	—	48.8	—	48.8
Dividends declared:
Common stock	—	—	—	(47.0)	—	(47.0)
Stock-based compensation costs	—	—	3.1	—	—	3.1
Tax benefit – stock compensation	—	—	0.5	—	—	0.5
Other comprehensive income, net of tax	—	—	—	—	—	—
Issuance of common stock to Laclede Group	11,745	—	477.2	—	—	477.2
BALANCE SEPTEMBER 30, 2013	24,549	$0.1	$738.1	$237.8	$(2.1)	$973.9
Net income	—	—	—	90.1	—	90.1
Dividends declared:
Common stock	—	—	—	(62.3)	—	(62.3)
Stock-based compensation costs	—	—	4.2	—	—	4.2
Tax benefit – stock compensation	—	—	0.6	—	—	0.6
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Issuance of common stock to Laclede Group	28	—	1.1	—	—	1.1
BALANCE SEPTEMBER 30, 2014	24,577	$0.1	$744.0	$265.6	$(1.9)	$1,007.8

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CASH FLOWS
($ Millions)
Years Ended September 30	2014	2013	2012
Operating Activities:
Net Income	$90.1	$48.8	$49.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	78.5	48.3	40.8
Deferred income taxes and investment tax credits	35.6	22.2	31.6
Other – net	2.8	(0.4)	(0.6)
Changes in assets and liabilities:
Accounts receivable – net	(21.5)	6.7	(9.4)
Unamortized purchased gas adjustments	(36.4)	23.1	(15.0)
Deferred purchased gas costs	13.9	13.3	11.1
Accounts payable	6.8	16.4	(8.1)
Delayed customer billings – net	(19.1)	(8.3)	9.9
Taxes accrued	10.0	1.0	3.3
Natural gas stored underground	(26.4)	(16.2)	25.3
Other assets and liabilities	(3.3)	(29.4)	(19.8)
Net cash provided by operating activities	131.0	125.5	119.0
Investing Activities:
Capital expenditures	(163.0)	(128.5)	(106.7)
Other investments	4.1	(1.3)	3.6
Acquisition of MGE	23.9	(975.0)	—
Net cash used in investing activities	(135.0)	(1,104.8)	(103.1)
Financing Activities:
Issuance of first mortgage bonds	—	550.0	—
Maturity of first mortgage bonds	—	(25.0)	—
Repayment of long-term debt	(80.0)
Issuance (Repayment) of short-term debt - net	164.6	33.9	(5.9)
Borrowings from Laclede Group	276.1	172.0	203.9
Repayment of borrowings from Laclede Group	(322.7)	(162.4)	(219.7)
Dividends paid	(57.2)	(42.4)	(37.1)
Issuance of common stock to Laclede Group	1.2	477.2	42.7
Other	1.8	(2.5)	1.7
Net cash (used in) provided by financing activities	(16.2)	1,000.8	(14.4)
Net (Decrease) Increase in Cash and Cash Equivalents	(20.2)	21.5	1.5
Cash and Cash Equivalents at Beginning of Year	23.9	2.4	0.9
Cash and Cash Equivalents at End of Year	$3.7	$23.9	$2.4
Supplemental Disclosure of Cash Paid (Refunded) During the Year for:
Interest	$36.4	$25.7	$24.8
Income taxes	0.2	(7.6)	(6.6)

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC. AND LACLEDE GAS COMPANY
NOTES TO THE FINANCIAL STATEMENTS
($ in millions, except per share and per gallon amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION - These notes are an integral part of the accompanying audited financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas), a 100% owned subsidiary of the Company. The accompanying audited financial statements have been prepared in accordance with GAAP.
The consolidated financial position, results of operations, and cash flows of Laclede Group are primarily derived from the financial position, results of operations, and cash flows of Laclede Gas. All intercompany balances have been eliminated from the consolidated financial statements of Laclede Group. In compliance with GAAP, transactions between Laclede Gas and its affiliates as well as intercompany balances on Laclede Gas' Balance Sheets have not been eliminated from Laclede Gas' financial statements. Laclede Gas' September 1, 2013 acquisition of MGE and Laclede Group's September 2, 2014 acquisition of Alagasco are included in the results of operations for the year ended September 30, 2014, and impact the comparability of the current year financial statements to prior years. For a further discussion of the acquisitions, see Note 2, Acquisitions. Due to the seasonal nature of the Utilities, Laclede Group's earnings are typically concentrated during the heating season of November through April each fiscal year, although earnings for MGE are less seasonal than Laclede Gas and Alagasco due to MGE's rate design, which recovers fixed costs more evenly throughout the year.
NATURE OF OPERATIONS - The Laclede Group, Inc. (NYSE: LG), headquartered in St. Louis, Missouri, is a public utility holding company. The Company has three operating segments: Gas Utility, Gas Marketing and Other. The Gas Utility segment serves St. Louis and eastern Missouri through its legacy Laclede Gas assets, serves Kansas City and western Missouri through its MGE (collectively, the Missouri Utility) assets and serves central and northern Alabama through its Alagasco (the Alabama Utility) assets, which provide residential, commercial and industrial customers with safe and reliable natural gas service. (Collectively, the Missouri Utility and Alabama Utility are referred to as the Utilities.) Laclede Group’s primary non-utility business, Laclede Energy Resources, Inc. (LER), included in the Gas Marketing segment, provides non-regulated natural gas services. The activities of other subsidiaries and the non-regulated activities of Laclede Gas are described in Note 14, Information by Operating Segment, and are included in the Other column. The Laclede Group's earnings are primarily derived from its Gas Utility Segment.
USE OF ESTIMATES - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
SYSTEM OF ACCOUNTS - The accounts of the Missouri Utility are maintained in accordance with the Uniform System of Accounts prescribed by the MoPSC, which system substantially conforms to that prescribed by the FERC. The accounts of Alagasco are maintained in accordance with the Uniform System of Accounts prescribed by the APSC, which system substantially conforms to that prescribed by the FERC.
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
For Laclede Gas, utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. In fiscal year 2014, annual depreciation and amortization expense averaged 3.0% of the original cost of depreciable and amortizable property, compared to 3.2% and 3.1% in both fiscal years 2013 and 2012, respectively.
Laclede Gas' capital expenditures were $163.0, $128.5 and $106.7 for fiscal years 2014, 2013, and 2012, respectively. Additionally, Laclede Gas had recorded accruals for capital expenditures totaling $3.0 at September 30, 2014, $4.7 at September 30, 2013, and $9.7 at September 30, 2012.
For Alagasco, depreciation is provided using the composite method of depreciation on a straight-line basis over the estimated useful lives of utility property at rates approved by the APSC. On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1%. Alagasco anticipates refunding approximately $13.4 of refundable negative salvage costs through lower tariff rates over the next twelve months.

Related to the lower depreciation rates, an estimated $26.8 of refundable negative salvage costs will be refunded to eligible customers on a declining basis through lower tariff rates over a five year period beginning January 1, 2015.
Alagasco's capital expenditures were $7.7 for the month of September 2014. Additionally, Alagasco recorded accruals for capital expenditures totaling $5.0 at September 30, 2014.
Accrued capital expenditures are excluded from the Consolidated Statements of Cash Flows of the Company and the Statements of Cash Flows of Laclede Gas.
ASSET RETIREMENT OBLIGATIONS - Laclede Group, Laclede Gas, and Alagasco record legal obligations associated with the retirement of long-lived assets in the period in which the obligations are incurred, if sufficient information exists to reasonably estimate the fair value of the obligations. Obligations are recorded as both a cost of the related long-lived asset and as a corresponding liability. Subsequently, the asset retirement costs are depreciated over the life of the asset and the asset retirement obligations are accreted to the expected settlement amounts. The Company, Laclede Gas and Alagasco record asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of Alagasco and Laclede Gas’ distribution system and general plant. Asset retirement obligations recorded by Laclede Group’s other subsidiaries are not material. As authorized by the MoPSC and APSC, Laclede Gas and Alagasco accrue future asset removal costs associated with its property, plant and equipment even if a legal obligation does not exist. Such accruals are provided for through depreciation expense and are recorded with corresponding credits to regulatory liabilities. When Laclede Gas retires depreciable utility plant and equipment, it charges the associated original costs to accumulated depreciation and amortization, and any related removal costs incurred are charged to regulatory liabilities. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognized for financial reporting purposes is a timing difference between recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, these differences are deferred as regulatory liabilities. In the rate setting process, the regulatory liability is deducted from the rate base upon which Laclede Gas has the opportunity to earn its allowed rate of return. The costs associated with asset retirement obligations are either currently being recovered in rates or are probable of recovery in future rates.
As part of the MGE and Alagasco acquisitions, Laclede Gas and Laclede Group have estimated the asset retirement obligation of their long-lived assets as of their respective acquisition dates. The valuation has been finalized for the MGE acquisition and the valuation of Alagasco asset retirement obligations is preliminary and will be finalized upon completion of a detailed fair value analysis that is being performed by the Company.
The following table presents a reconciliation of the beginning and ending balances of asset retirement obligations at September 30 as reported in the Balance Sheets:

	Laclede Group		Laclede Gas
($ millions)	2014	2013	2014	2013
Asset retirement obligations, beginning of year	$74.6	$40.4	$74.3	$40.1
Liabilities incurred during the period	0.5	0.8	0.5	0.8
Liabilities settled during the period	(1.5)	(1.1)	(1.5)	(1.1)
Accretion	3.7	2.3	3.7	2.3
Revisions in estimated cash flows	(5.8)	—	(5.8)	—
Addition of MGE asset retirement obligation	—	32.2	—	32.2
Addition of Alagasco asset retirement obligation	27.7	—	—	—
Asset retirement obligations, end of year	$99.2	$74.6	$71.2	$74.3
REGULATED OPERATIONS - The Utilities account for their regulated operations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 980, “Regulated Operations.” This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. See additional discussion on regulated operations in Note 15 - Regulatory Matters.
NATURAL GAS AND PROPANE GAS – For Laclede Gas, inventory of natural gas in storage is priced on a LIFO basis and inventory of propane gas in storage is priced on a FIFO basis. For MGE and Alagasco, inventory of natural gas in storage is priced on the weighted average cost basis. The replacement cost of Laclede Gas' natural gas for current use at September 30, 2014 and September 30, 2013 was less than the LIFO cost by $11.4 and $13.3, respectively. The carrying value of Laclede Gas' inventory is not adjusted to the lower of cost or market prices because, pursuant to both Laclede Gas' and MGE's Purchased Gas Adjustment (PGA) clauses, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Laclede Group’s other operating segments is recorded at the lower of average cost or market.
BUSINESS COMBINATIONS - The Company's acquisitions of MGE and Alagasco were accounted for by the Company using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value. For additional information on the Company's acquisitions of MGE and Alagasco, refer to Note 2, Acquisitions.
GOODWILL - Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. As part of the MGE acquisition, Laclede Group initially recorded $247.1 of goodwill on the September 1, 2013 acquisition date. During fiscal 2014, final reconciliations of purchase price were completed (refer to Note 2, Acquisitions), which effectively reduced Laclede Gas' purchase price of MGE to $940.2 and reduced goodwill related to the transaction from $247.1 to $210.2. In accordance with ASC 805 (“Topic 805”), “Business Combinations,” Laclede Gas has recorded adjustments during the measurement period to finalize the allocation of purchase price as of September 30, 2014. As part of the Alagasco acquisition, the Company recorded $727.6 of goodwill. The following table represents total goodwill of Laclede Group and Laclede Gas:

($ Millions)	Laclede Group		Laclede Gas
Acquisition	2014	2013	2014	2013
MGE	$210.2	$247.1	$210.2	$247.1
Alagasco	727.6	—	—	—
Total	$937.8	$247.1	$210.2	$247.1
We evaluate goodwill for impairment as of July 1st of each year, or more frequently if events and circumstances indicate that the asset might be impaired. The goodwill impairment test compares the fair value of the determined reporting unit to its carrying amount, including goodwill. Based on the authoritative literature, the Utility segment was used as the reporting unit for the goodwill testing. Prior to the Closing Date of the Alagasco acquisition, Laclede identified one reporting unit in our Utility segment. However, subsequent to the acquisition, Laclede identified multiple reporting units under the Utility segment. These reporting units were aggregated into one reporting unit based on their similar economic characteristics. For fiscal 2014, we applied a quantitative goodwill evaluation model for the annual goodwill impairment test conducted for the Utility segment. Based on the results of our quantitative assessment, we believe it was more likely than not that the fair value of the Utility segment reporting unit exceeded its carrying value as of July 1, 2014, indicating no impairment of goodwill recorded for MGE. During fiscal 2015 we will commence annual impairment testing on the goodwill that arose from the Alagasco acquisition.
IMPAIRMENT OF LONG-LIVED ASSETS - We evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets with the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, we recognize an impairment charge equal to the amount of the carrying value that exceeds the estimated fair value of the assets. In the period in which we determine an asset meets held for sale criteria, we record an impairment charge to the extent the book value exceeds its fair value less cost to sell.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. Laclede Gas records its gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at September 30, 2014 and 2013, for the Utilities, were $29.4 and $26.7, respectively.

Alagasco records natural gas distribution revenues in accordance with tariff established by the APSC. The margin and gas costs on service delivered to cycle customers but not yet billed are recorded in current assets as accounts receivable with a corresponding regulatory liability. Gas imbalances are settled on a monthly basis. Alagasco had no material imbalances at September 30, 2014.
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
PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT
Laclede Gas
As authorized by the MoPSC, the PGA clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. To better match customer billings with market natural gas prices, Laclede Gas is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Certain provisions of the PGA clause are included below:

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

•
The tariffs allow Laclede Gas flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months.

•
Laclede Gas is authorized to recover gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season. Laclede Gas is also authorized to apply carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments, including cash payments for margin deposits.

•
The MoPSC approved a plan applicable to Laclede Gas' gas supply commodity costs under which it retains a portion of cost savings associated with the acquisition of natural gas below an established benchmark level. This gas supply cost management program allows Laclede Gas to retain 10% of cost savings, up to a maximum of $3.0 annually. Laclede Gas did not record any income under the plan during the three fiscal years reported. Income recorded under the plan, if any, is included in Gas Utility Operating Revenues on the Statements of Consolidated Income and under Operating Revenues under Laclede Gas' Statements of Income.

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
See the Regulatory and Other Matters section on page 42 of this report for additional information on Laclede Gas' off-system sales.
Alagasco
Alagasco’s rate schedules for natural gas distribution charges contain a GSA rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather-related conditions that may affect customer usage are not included in the temperature adjustment.
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
Laclede Gas' investment tax credits utilized prior to 1986 have been deferred and are being amortized in accordance with regulatory treatment over the useful life of the related property.
For income tax purposes, Laclede Group has elected to treat the acquisition of Alagasco as an asset purchase under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended.
CASH AND CASH EQUIVALENTS - All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value. Outstanding checks on the Company’s and Utilities' controlled disbursement bank accounts in excess of funds on deposit create book overdrafts (which are funded at the time checks are presented for payment) and are classified as Other or Accounts Payable in the Current Liabilities section of the Company's Consolidated Balance Sheets and on the Utilities' Balance Sheets. Changes in book overdrafts between periods are reflected as Financing Activities in the Statements of Consolidated Cash Flows for the Company and are reflected as Financing Activities in the Statements of Cash Flows for the Utilities.
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
EARNINGS PER COMMON SHARE - GAAP requires dual presentation of basic and diluted earnings per share (EPS). EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Certain of the Company’s stock-based compensation awards pay non-forfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares, pursuant to the treasury stock method. Shares attributable to equity units, non-participating stock options and time-vested restricted stock/units are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. Shares attributable to non-participating performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance and/or market conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. The Company’s EPS computations are presented in Note 4, Earnings Per Common Share.
GROSS RECEIPTS AND SALES TAXES - Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Laclede Gas, and Alagasco and billed to its customers. These amounts are recorded gross in the Company's Statements of Consolidated Income and the Utilities' Statements of Income. Amounts recorded in Laclede Group Operating Revenues were $96.9, $40.8, and $35.9 for fiscal years 2014, 2013, and 2012, respectively. Amounts recorded in Laclede Gas' Operating Revenues were $76.3, $40.8, and $35.9 for fiscal years 2014, 2013, and 2012. Amounts recorded in Alagasco's Operating Revenues were $20.6 for fiscal year 2014. Gross receipts taxes are expensed by Laclede Gas and Alagasco and included in the Taxes, other than income taxes line.
Sales taxes imposed on applicable Alagasco and Laclede Gas sales are billed to customers. These amounts are not recorded in the Statements of Income, but are recorded as tax collections payable and included in the Other line of the Current Liabilities section of the Balance Sheets.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Estimates of the collectability of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. Accounts receivable are written off against the allowance for doubtful accounts when they are deemed to be uncollectible. Laclede Group's provision for uncollectible accounts includes the amortization of previously deferred uncollectible expenses, as approved by the MoPSC and the APSC.
FINANCE RECEIVABLES: Alagasco finances third party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2014 and December 31, 2013, the Company’s finance receivable totaled approximately $10.9 and $10.8, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third party collection agency. Alagasco had finance receivables past due 90 days or more of $0.3 and $0.4 as of September 30, 2014 and December 31, 2013, respectively. Alagasco recorded an allowance for credit losses at September 30, 2014 and December 31, 2013 of $0.3 and $0.4, respectively.
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

Assessment of the significance of a particular input to the fair value measurements may require judgment and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. Additional information about fair value measurements is provided in Note 8, Fair Value of Financial Instruments, Note 9, Fair Value Measurements, and Note 13, Pension Plans and Other Postretirement Benefits.
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
NEW ACCOUNTING STANDARDS – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This standard is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principles-based approach to the recognition of revenue. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The standard outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. The Company and the Utilities have not yet selected a transition method nor have they determined the impact, if any, of the standard on their ongoing financial conditions and results of operations.
2.     ACQUISITIONS
The transactions are strategic, delivering on the Company's commitment to growth and long-term shareholder value. These utilities are ideal in terms of size and scope. By leveraging the Company's core gas utility expertise and further expanding its footprint, it will be able to support growth initiatives in new markets with new customers.
MGE
Effective September 1, 2013, Laclede Gas completed the purchase from SUG, an affiliate of ETE and Energy Transfer Partners, L.P., of substantially all of the assets and liabilities of MGE, a utility engaged in the distribution of natural gas on a regulated basis in western Missouri. The purchase was completed pursuant to the MGE PSA dated December 14, 2012. Under the terms of the MGE PSA, Laclede Gas acquired MGE for a purchase price of $975.0, subject to reconciliation of certain amounts as discussed below.
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
Also, on December 12, 2012, Plaza Mass agreed to purchase NEG from SUG. Subsequently, on February 11, 2013, the Company agreed to sell Plaza Mass to APUC. On December 13, 2013, the MDPU approved the transfer of NEG to an APUC subsidiary. Consistent with the February 11, 2013 agreements, on December 20, 2013, the Company closed the sale of Plaza Mass to an APUC subsidiary and received $11.0 from APUC. On December 24, 2013, the Massachusetts Attorney General filed a Motion for Clarification/Reconsideration with the MDPU claiming, among other things, that legislative approval was required for a transfer of utility assets. On March 26, 2014, the MDPU issued an order denying the Attorney General's motion. The Attorney General did not appeal, thus the MDPU's order approving the sale of NEG is final.
These receipts of funds and other working capital adjustments during the year effectively reduced Laclede Gas' purchase price of MGE to $940.2 and reduced goodwill related to the transaction from $247.1 to $210.2. In accordance with ASC 805 (“Topic

805”), “Business Combinations,” goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. As such, Laclede Gas has recorded adjustments during the measurement period to finalize the allocation of purchase price as of September 30, 2014.
The amount of revenue and earnings of MGE included in Laclede Gas' Statements of Income and the Company's Statements of Consolidated Income subsequent to the September 1, 2013 acquisition date are as follows:

($ Millions, except per share data)	Year ended September 30, 2014	September 1, 2013 - September 30, 2013
Total net revenues	$554.2	$22.0
Net Income	39.5	1.8
Earnings per share:
Basic	$1.10	$0.07
Diluted	$1.10	$0.07

The following table summarizes the fair value of the MGE assets acquired and liabilities assumed at the date of the acquisition:

($ Millions)	September 1, 2013
Assets:
Utility plant	$671.1
Other property and investments	3.3
Goodwill	210.2
Other Property and Investments	884.6
Accounts receivable and other current assets	36.0
Inventories	62.7
Total Current Assets	983.3
Deferred Charges:
Regulatory assets	81.4
Other	14.3
Total Deferred Charges	95.7
Total Assets Acquired	$1,079.0

Liabilities:
Accounts payable	$19.8
Taxes accrued	17.2
Other	28.9
Total Current Liabilities	65.9
Pension and postretirement benefit costs	24.5
Asset retirement obligations	32.1
Other	16.3
Total Deferred Credits and Other Liabilities	72.9
Total Liabilities Assumed	138.8
Net Assets Acquired	$940.2
Alagasco
The Company completed the acquisition of 100% of the common shares of Alagasco (Alagasco Transaction), a public utility engaged in the distribution of natural gas in central and northern Alabama, from Energen for $1,600.0, including assumed debt. The acquisition date (Closing Date) was September 2, 2014, with an effective time under the Stock Purchase Agreement (SPA) of 11:59 p.m. on August 31, 2014. The Alagasco Transaction is subject to certain post-closing adjustments for cash, indebtedness and working capital. Total consideration paid, net of cash acquired, at closing was $1,305.2.

The Alagasco Transaction was accounted for under the acquisition method of accounting in accordance with ASC 805 (Topic 805), “Business Combinations.” The Company determined that the Alagasco Transaction met the scope exceptions for pushdown accounting, and as such the excess consideration transferred over the fair value of assets acquired was recorded at Laclede Group. The Company and Energen made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the Alagasco Transaction as a deemed purchase and sale of assets for tax purposes. As a result the existing deferred tax assets and liabilities were remeasured as of the Closing Date.
The purchase of Alagasco is supportive of the strategic focus on growing the Company's regulated footprint. Alagasco also creates geographic and regulatory diversity by expanding the Company's focus into Alabama.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the date of the Alagasco acquisition:

($ Millions)	August 31, 2014
Assets:
Utility plant	$892.7
Accounts receivable	37.3
Inventories	47.7
Prepayments and other	26.6
Total Current Assets	1,004.3
Deferred Charges:
Regulatory assets	99.5
Deferred tax asset	278.4
Pension and other postretirement	25.7
Other	18.2
Total Deferred Charges	421.8
Total Assets Acquired	$1,426.1

Liabilities:
Accounts payable	$32.9
Customer deposits	19.9
Taxes accrued	28.4
Regulatory liabilities
Current portion of long-term debt	15.0
Other	92.2
Total Current Liabilities	188.4
Pension and postretirement benefit costs	27.9
Asset retirement obligations	30.6
Regulatory liabilities	56.1
Long-term debt	249.8
Other	15.8
Total Deferred Credits and Other Liabilities	380.2
Total Liabilities Assumed	$568.6

Laclede Group
Goodwill	$727.6
Deferred Tax Elimination	(267.8)

Net Assets Acquired	$1,317.3

The amount of revenue and earnings of Alagasco included in our Statements of Consolidated Income subsequent to the Closing Date are as follows:

($ Millions, except per share data)	September 1, 2014 - September 30, 2014
Total net revenues	$19.7
Net Loss	(2.9)
Earnings/(loss) per share:
Basic	$(0.08)
Diluted	$(0.08)
Pro Forma
The following unaudited pro forma financial information presents the combined results of operations as if the MGE acquisition had occurred on October 1, 2012 and the Alagasco acquisition has occurred on October 1, 2013, respectively. The pro forma financial information does not reflect the costs of any integration activities. The pro forma results include estimates and assumptions, which management believes are reasonable. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had Alagasco or MGE been part of the Company as of the beginning of fiscal years 2013 and 2012, respectively.

	Twelve Months Ended September 30,
($ Millions, except per share data)	2014	2013	2012
Total net revenues	$2,187.1	$2,051.5	$1,581.4
Net Income	133.5	102.0	81.7
Earnings per share:
Basic	$3.11	$2.50	$2.52
Diluted	$3.10	$2.49	$2.51

Goodwill
The following table presents the total goodwill activity for the twelve months ended September 30, 2014:

($ Millions)	Laclede Group	Laclede Gas
September 30, 2013	$247.1	$247.1
MGE:
Working capital and other adjustments to acquisition cost	(25.9)	(25.9)
Sale of NEG	(11.0)	(11.0)
Alagasco Acquisition	727.6	—
September 30, 2014	$937.8	$210.2

3.     STOCK-BASED COMPENSATION
The Laclede Group 2006 Equity Incentive Plan (the 2006 Plan) was amended and approved at the annual meeting of shareholders of Laclede Group on January 26, 2012. The purpose of the 2006 Plan is to encourage directors, officers, and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation Committee (Committee) of the Board of Directors may grant awards under the 2006 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Committee. Under the terms of the 2006 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. Effective February 1, 2012, members of the Company’s Board of Directors are also eligible to participate in the 2006 Plan and no additional awards will be granted under the Restricted Stock Plan for Non-Employee Directors. The 2006 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award, with pro rata vesting permitted during the minimum three year vesting period. The maximum number of shares reserved for issuance under the 2006 Plan is 1,250,000. The 2006 Plan replaced the Laclede Group Equity Incentive Plan (the 2003 Plan). Shares reserved under the 2003 Plan, other than those needed for currently outstanding awards, were canceled upon shareholder approval of the 2006 Plan.
The Company issues new shares to satisfy employee restricted stock awards and stock option exercises. Prior to February 1, 2012, shares for non-employee directors were purchased on the open market.
Restricted Stock Awards
During fiscal year 2014, the Company granted 125,727 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $37.21 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2016. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting, but are subject to forfeiture if the underlying share units do not vest.
The number of share units that will ultimately vest is dependent upon the attainment of certain levels of earnings and other strategic goals, as well as the Company’s level of total shareholder return (TSR) during the performance period relative to a comparator group of companies. This TSR provision is considered a market condition under GAAP and is discussed further below.
The weighted average grant date fair value of performance-contingent restricted shares and share units granted during fiscal years 2013 and 2012 was $34.49 and $36.55 per share, respectively.
Fiscal year 2014 activity of restricted stock and restricted stock units subject to performance and/or market conditions is presented below:

	Shares/ Units	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2013	242,268	$34.15
Granted (maximum shares that can be earned)	125,727	$37.21
Vested	(52,954)	$32.16
Forfeited	(22,022)	$29.35
Nonvested at September 30, 2014	293,019	$36.18
During fiscal year 2014, the Company granted 59,468 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $45.66 per share. These shares were awarded between December 2013 and August 2014 and vest between December 2014 and July 2017 based on terms of the agreements. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal year 2013 and 2012 was $40.03 and $39.72 per share, respectively.
During fiscal year 2014, the Company granted 17,100 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $46.02 per share. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2013 and 2012 was $39.92 and $41.36 per share, respectively. The awards granted in fiscal 2012 were pursuant to the Restricted Stock Plan for Non-Employee Directors and vesting is dependent upon the participant’s age when entering the plan and years of service as a director. The plan’s trustee acquired the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights. As discussed above, effective February 1, 2012, any awards to non-employee directors will be made pursuant under The Laclede Group 2006 Equity Incentive Plan.

Time-vested restricted stock and stock unit activity for fiscal year 2014 is presented below:

	Shares/ Units	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2013	119,404	$38.64
Granted	76,568	$45.74
Vested	(35,579)	$40.46
Forfeited	(19,300)	$38.78
Nonvested at September 30, 2014	141,093	$42.02
During fiscal year 2014, 88,533 shares of restricted stock and stock units (performance-contingent and time-vested), awarded on December 1, 2010, September 1, 2011, October 1, 2012, January 30, 2014 and February 21, 2014 vested. The Company withheld 23,776 of the vested shares at a weighted average price of $45.96 per share pursuant to elections by employees to satisfy tax withholding obligations. During fiscal year 2013, 91,221 shares of restricted stock and stock units (performance-contingent and time-vested), awarded on November 4, 2008, December 1, 2009, January 4, 2010, May 3, 2010 and July 1, 2010, vested. The Company withheld 23,311 of these vested shares at a weighted average price of $39.96 per share pursuant to elections by employees to satisfy tax withholding obligations. During fiscal year 2012, 90,839 shares of restricted stock (performance-contingent and time vested) awarded on February 14, 2008, November 5, 2008, and March 31, 2009, vested. The Company withheld 30,052 of these vested shares at a weighted average price of $40.02 per share pursuant to elections by employees to satisfy tax withholding obligations.
The total fair value of restricted stock (performance-contingent and time-vested) vested during fiscal years 2014, 2013, and 2012 was $4.1, $3.8, and $4.2, respectively, and the related actual tax benefit realized was $1.6, $1.4 and $1.6, respectively.
Stock Option Awards
No stock options were granted during fiscal years 2014, 2013, and 2012. Stock option activity for fiscal year 2014 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($Millions)
Outstanding at September 30, 2013	133,500	$31.87
Granted	—	$—
Exercised	(53,750)	$31.07
Forfeited	—	$—
Expired	—	$—
Outstanding at September 30, 2014	79,750	$32.42	1.1	$1.1
Fully Vested and Expected to Vest at September 30, 2014	79,750	$32.42	1.1	$1.1
Exercisable at September 30, 2014	79,750	$32.42	1.1	$1.1
Exercise prices of options outstanding at September 30, 2014 range from $30.46 to $34.95. During fiscal year 2014, cash received from the exercise of stock options was $1.7, the intrinsic value of the options exercised was $0.9 and the related actual tax benefit realized was $0.3. During fiscal year 2013, cash received from the exercise of stock options was $2.7, the intrinsic value of the options exercised was $1.0 and the related actual tax benefit realized was $0.4. During fiscal year 2012, cash received from the exercise of stock options was $2.5, the intrinsic value of the options exercised was $1.0 and the related actual tax benefit realized was $0.4.
The closing price of the Company’s common stock was $46.40 at September 30, 2014.
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

The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, is estimated using the closing price of the Company’s stock on the date of the grant. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate US Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value of the awards subject to the TSR provision awarded during fiscal years 2014, 2013, and 2012 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2014	2013	2012
Risk free interest rate	0.53%	0.32%	0.39%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	18.00%	19.60%	23.21%
Vesting period	2.8 years	2.8 years	2.8 years
The risk free interest rate was based on the yield on US Treasury securities matching the vesting period. The expected volatility is based on the historical volatility of the Company’s stock. Volatility assumptions were also made for each of the companies included in the comparator group. The vesting period is equal to the performance period set forth in the terms of the award.
The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

($ Millions)	2014	2013	2012
Total equity compensation cost	$5.8	$4.5	$2.7
Compensation cost capitalized	(1.8)	(1.4)	(0.8)
Compensation cost recognized in net income	$4.0	$3.1	$1.9
Income tax benefit recognized in net income	(1.5)	(1.2)	(0.7)
Compensation cost recognized in net income, net of income tax	$2.5	$1.9	$1.2
As of September 30, 2014, there was $7.0 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

4.     EARNINGS PER COMMON SHARE

(Millions, Except per share amounts)	2014	2013	2012
Basic EPS:
Net Income	$84.6	$52.8	$62.6
Less: Income allocated to participating securities	0.3	0.3	0.3
Net Income Available to Common Shareholders	$84.3	$52.5	$62.3
Weighted Average Shares Outstanding	35.8	25.9	22.3
Earnings Per Share of Common Stock	$2.36	$2.03	$2.80
Diluted EPS:
Net Income	$84.6	$52.8	$62.6
Less: Income allocated to participating securities	0.3	0.3	0.3
Net Income Available to Common Shareholders	$84.3	$52.5	$62.3
Weighted Average Shares Outstanding	35.8	25.9	22.3
Dilutive Effect of Stock Options, Restricted Stock, and Restricted Stock Units	0.1	0.1	—
Weighted Average Diluted Shares	35.9	26.0	22.3
Earnings Per Share of Common Stock	$2.35	$2.02	$2.79
Outstanding Shares Excluded from the Calculation of Diluted EPS Attributable to:
Antidilutive stock options	—	—	—
Restricted stock and stock units subject to performance and/or market conditions	0.3	0.2	0.2
Total	0.3	0.2	0.2
Laclede Group's 2014 2.0% Series Equity Units issued in June 2014 are potentially dilutive securities, but were excluded from the calculation of diluted EPS for the year ended September 30, 2014. The potential shares were not included in the outstanding shares excluded from the calculation of Diluted EPS in the table above. See Note 5 for more information.

5.     STOCKHOLDER'S EQUITY
Laclede Group
Total shares of common stock outstanding were 43.2 million and 32.7 million at September 30, 2014 and 2013, respectively.
Equity Units
In June 2014, Laclede Group issued 2.875 million Equity Units, initially consisting of Corporate Units, for an aggregate stated amount of approximately $143.8. Each Corporate Unit has a stated amount of fifty dollars and consists of (i) a stock purchase contract obligating the holder to purchase shares of Laclede Group's common stock, par value $1.00 per share (Common Stock) and (ii) a 1/20, or 5%, undivided beneficial ownership interest in one thousand dollars principal amount of Laclede Group's 2014 Series A 2.00% Remarketable Junior Subordinated Notes due 2022 (RSNs). The stock purchase contracts obligate the holders to purchase shares of Common Stock at a future settlement date prior to the relevant RSN maturity date. The purchase price to be paid under the stock purchase contracts is fifty dollars per Corporate Unit and the number of shares to be purchased will be determined under a formula based upon the average closing price of the Common Stock near the settlement date. The RSNs are pledged as collateral to secure the purchase of Common Stock under the related stock purchase contracts.
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
The Company has recorded the present value of the stock purchase contract payments as a liability offset by a charge to additional paid-in capital in equity. Interest payments on the RSNs are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. In calculating diluted EPS, the Company applies the treasury stock method to the Corporate Units. These securities did not have an effect on diluted EPS for the twelve months ended September 30, 2014.
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
Common Stock and Paid-In Capital
Common stock and paid-in capital increased $445.6 in fiscal year 2014. $456.8 of the increase was due to the June 2014 issuance of 10,350,000 common shares to fund the Alagasco acquisition. The issuance of 33,667 common shares under the Dividend Reinvestment and stock Purchase Plan increased common stock and paid-in capital by $1.5. Stock-based compensation and the issuance of 97,902 shares of common stock under the Equity Incentive plan increased common stock and paid-in capital by $7.0. The issuance of the 2.875 million Equity Units reduced paid-in capital by $19.7 which represents the stock purchase contract liability. Common stock and paid-in capital increased $435.8 in fiscal year 2013. The issuance of 44,074 common shares under the Dividend Reinvestment and Stock Purchase Plan increased common stock and paid-in capital by $1.8. The remaining $434.0 increase was due to the issuance of 10,005,000 shares in May 2013, stock-based compensation costs and the issuance of 108,331 shares of common stock under the Equity Incentive Plan.
Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 168,698 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 160,579 and 152,810 shares at September 30, 2014 and November 21, 2014, respectively, remaining available for issuance under this Form S-3.
On August 6, 2013, Laclede Group and Laclede Gas filed with the SEC a joint shelf registration statement on Form S-3 for issuance of various types of debt and equity securities, which registration statement will expire August 5, 2016. Bonds totaling $450.0 were issued by Laclede Gas from this shelf registration statement on August 13, 2013. The amount, timing, and type of additional financing to be issued under this shelf registration statement will depend on cash requirements and market conditions.
At September 30, 2014 and 2013, Laclede Group and Laclede Gas had authorized 5,000,000 and 1,480,000 shares of preferred stock, respectively, but none were issued and outstanding.
Comprehensive Income
The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the Consolidated Balance Sheets at September 30 were as follows:

$ Millions	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance at September 30, 2012	$(1.9)	$(2.2)	$(4.1)
Current-period change	3.3	—	3.3
Balance at September 30, 2013	1.4	(2.2)	(0.8)
Current-period change	(1.2)	0.3	(0.9)
Balance at September 30, 2014	$0.2	$(1.9)	$(1.7)
Income tax expense (benefit) recorded for items of other comprehensive income reported in the Statements of Comprehensive Income is calculated by applying statutory federal, state, and local income tax rates applicable to ordinary income. The tax rates applied to individual items of other comprehensive income are similar within each reporting period.
Laclede Gas
Common Stock and Paid-In Capital
Total shares of common stock outstanding were 24,577 and 24,549 at September 30, 2014 and 2013, respectively. Common stock and paid-in capital increased $5.9 and $480.8 in 2014 and 2013, respectively. These increases were primarily due to the issuance of common stock to Laclede Group and stock-based compensation costs allocated to the utility from Laclede Group in both periods.

Laclede Gas periodically sells shares of its stock to Laclede Group at prices per share equal to book value on the last day of the quarter preceding each sale. The utility sold 28 shares to Laclede Group for $1.1 during fiscal 2014 and 11,745 shares to Laclede Group for $476.5 during fiscal 2013. During fiscal 2013, $475.0 of the stock sale proceeds were used to fund a portion of the MGE acquisition. The proceeds from other sales were used to reduce short-term borrowings. Exemption from registration for all of the sales was claimed under Section 4(2) of the Securities Act of 1933.
Substantially all of Laclede Gas plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas' ability to pay cash dividends on its common stock. These provisions are applicable regardless of whether the stock is publicly held or, as has been the case since the formation of Laclede Group, held solely by Laclede Gas' parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953, would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8.0 plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953, to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2014 and 2013, the amount under the mortgage’s formula that was available to pay dividends was $936.2 and $833.0, respectively. Thus, all of Laclede Gas retained earnings were free from such restrictions as of those dates.
Laclede Gas has authority from the MoPSC to issue up to $518.0 in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital. This authorization was originally effective through June 30, 2013. In August 2012, Laclede Gas filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension was approved October 24, 2012, to be effective on November 23, 2012. At September 30, 2014, $369.7 remained under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.
Comprehensive Income
The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the Balance Sheets at September 30 were as follows:

$ Millions	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance at September 30, 2012	$0.1	$(2.2)	$(2.1)
Current-period change	—	—	—
Balance at September 30, 2013	0.1	(2.2)	(2.1)
Current-period change	(0.1)	0.3	0.2
Balance at September 30, 2014	$—	$(1.9)	$(1.9)
Income tax expense (benefit) recorded for items of other comprehensive income reported in the Statements of Comprehensive Income is calculated by applying statutory federal, state, and local income tax rates applicable to ordinary income. The tax rates applied to individual items of other comprehensive income are similar within each reporting period.

6.	LONG-TERM DEBT
Composition of long-term debt for Laclede Group and Laclede Gas are shown in each registrant's Statements of Capitalization as part of the Financial Statements.
Laclede Group
Maturities on Laclede Group's long-term debt for the five fiscal years subsequent to September 30, 2014 are as follows:

($ Millions)	Laclede Group	Laclede Gas
2015	$—	$—
2016	80.0	—
2017	250.0	—
2018	100.0	100.0
2019	175.0	50.0
On August 19, 2014 Laclede Group issued $625.0 aggregate principal amount in long-term debt. Of this, $250.0 were floating rate senior notes with an interest rate of three-month LIBOR + 0.75% per annum maturing in August 2017, $125.0 were senior notes with an interest rate of 2.55% maturing in August 2019, and $250.0 were senior notes with an interest rate of 4.70% maturing in August 2044. The proceeds were used to fund a portion of the Alagasco acquisition.

At September 30, 2014, the Company had long-term debt totaling $1,853.6. Of the $1,853.6 total long-term debt, the Company has fixed-rate long-term debt totaling $1,603.6 and floating rate long-term debt totaling $250.0. The fixed rate long-term debt issues are subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquired any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities' regulated operations, losses or gains on early redemption of long-term debt would typically be deferred as regulatory assets or liabilities and amortized over a future period.
Of the Company’s $1,853.6 in long-term debt, $25.0 have no call options, $675.0 have make-whole call options, $725.0 are callable at par between one to six months prior to maturity, $250.0 are callable at par one year prior to maturity and $34.8 are callable at par with 30 days' notice. This same $34.8 in notes also have a par put option limited to $0.8 per year. The remainder of the Company's long-term debt is $143.8 of 2% Remarketable Junior Subordinated Notes due in 2022.
At September 30, 2014, Alagasco had fixed-rate long-term debt, including the current portion, totaling $249.8. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Of Alagasco's $249.8 in long-term debt, $215.0 have make-whole call options and $34.8 are callable at par with 30 days' notice. This same $34.8 in notes also have a par put option limited to $0.8 per year. Alagasco has no standing authority to issue long-term debt, but must petition the APSC for each planned issuance. On November 3, 2014, Alagasco received authorization and approval from the APSC to borrow $35.0 for the purposes of redeeming, without penalty, $34.8 in existing long-term, callable debt financed at 5.7%
On August 6, 2013, Laclede Group and Laclede Gas filed with the SEC a joint shelf registration statement on Form S-3 for issuance of various types of debt and equity securities, which expires August 5, 2016. Bonds totaling $450.0 were issued by Laclede Gas from this registration statement on August 13, 2013. The amount, timing, and type of additional financing to be issued under these shelf registrations will depend on cash requirements and market conditions.
Laclede Gas
Laclede Gas issued $100.0 of first mortgage bonds in a private placement on March 15, 2013, that had been committed to in August 2012. Of this $100.0, $55.0 were issued at 3.00% for a 10-year term, maturing in March 2023, and $45.0 were issued at 3.40% for a 15-year term, maturing in March 2028. The proceeds were used for the repayment of short-term debt and general corporate purposes. Laclede Gas issued $450.0 of first mortgage bonds on August 13, 2013. Of this $450.0, $100.0 was issued at 2.00% maturing in August 2018, $250.0 was issued at 3.40% maturing in August 2023, and $100.0 was issued at 4.625% maturing in August 2043. The proceeds were used to fund a portion of the MGE acquisition.
On December 6, 2013, Laclede Gas provided a notice of redemption to holders for the entire $80.0 aggregate principal amount outstanding of its previously issued 6.35% Series first mortgage bonds due in 2038. The redemption, which was for cash and included accrued interest, was completed on January 6, 2014.
At September 30, 2014, Laclede Gas had fixed-rate long-term debt, including the current portion, totaling $810.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Of Laclede Gas' $810.0 in long-term debt, $25.0 have no call options, $435.0 have make-whole call options and $350.0 are callable at par three to six months prior to maturity. None of the debt has any put options.
Laclede Gas has authority from the MoPSC to issue up to $518.0 in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital. This authorization is more fully described in Note 5, Shareholder's Equity.
Substantially all of Laclede Gas' plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas' ability to pay cash dividends on its common stock, which are described more fully in Note 5, Stockholders’ Equity.
Laclede Group's, Laclede Gas' and Alagasco's short-term credit facilities and long-term debt agreements contain customary covenants and default provisions. As of September 30, 2014, there were no events of default under these covenants.

7.    NOTES PAYABLE AND CREDIT AGREEMENTS
The Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At September 30, 2014, Laclede Gas had a syndicated line of credit of $450.0 in place from nine banks. The largest portion provided by a single bank is 15.6%. Laclede Gas' line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, on September 30, 2014 total debt was 51% of total capitalization.

On September 2, 2014, Alagasco entered into a new $150.0 syndicated line of credit with twelve banks and extinguished the line that was in place prior to the Laclede Group's acquisition of Alagasco. The largest portion provided by a single bank is 10%. The line of credit, which matures on September 2, 2019, has a covenant limiting total debt to no more than 70% of Alagasco's total capitalization. As defined in the line of credit, this ratio stood at 24% on September 30, 2014.
Short-term cash requirements outside of the Utilities have generally been met with internally-generated funds. At September 30, 2014, Laclede Group had a $150.0 syndicated line of credit from nine banks with the largest portion provided by a single bank being 15.6%. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company's total capitalization. As defined in the line of credit, this ratio was 59% on September 30, 2014. Laclede Group's line may be used to provide for the funding needs of various subsidiaries. Borrowings under Laclede Group's line during fiscal year 2014 ranged from $0 to $40.0, with the balance at September 30, 2014 of $32.5. There were no borrowings under this line of credit during fiscal 2013.
On September 3, 2014 Laclede Group and Laclede Gas entered into extension agreements to extend the maturity dates of their loan agreements for a period of one year to September 3. 2019 from September 3, 2018.

Laclede Group
Information about the Laclede Group’s short-term borrowings (excluding intercompany borrowings) during the twelve months ended September 30, and as of September 30, is presented below for 2014 and 2013:

($ Millions)	Laclede Gas Commercial Paper Borrowings	Laclede Group Bank Line Borrowings	Alagasco Bank Line Borrowings *	Total Short-term Borrowings **
Year Ended September 30, 2014
Weighted average borrowings outstanding	$77.6	$3.6	$13.2	$82.3
Weighted average interest rate	0.3%	1.4%	1.2%	0.5%
Range of borrowings outstanding	$0 – $244.5	$0 – $40.0	$9.0 – $16.0	$0 – $300.5
As of September 30, 2014
Borrowings outstanding at end of period	$238.6	$32.5	$16.0	$287.1
Weighted average interest rate	0.3%	1.4%	1.2%	0.5%
Year Ended September 30, 2013
Weighted average borrowings outstanding	$34.2	$—	NA	$34.2
Weighted average interest rate	0.3%	—%	NA	0.3%
Range of borrowings outstanding	$0 – $99.4	$0 – $0	NA	$0 – $99.4
As of September 30, 2013
Borrowings outstanding at end of period	$74.0	$—	NA	$74.0
Weighted average interest rate	0.3%	—%	NA	0.3%
* Weighted average borrowings for Alagasco represents Laclede Group's ownership period of one month. The one month average approximates the Alagasco daily outstanding balance for the fiscal year ended September 30, 2014.
** Represents twelve month weighted average for Laclede Group, Laclede Gas, and Alagasco.
Based on average short-term borrowings for the twelve months ended September 30, 2014, an increase in the average interest rate of 100 basis points would decrease Laclede Group's pre-tax earnings and cash flows by approximately $0.8 on an annual basis, portions of which may be offset through the application of PGA carrying costs.
Laclede Gas
Information about Laclede Gas' short-term borrowings during the twelve months ended September 30, and as of September 30, is presented below for 2014 and 2013:

($ Millions)	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings

Year Ended September 30, 2014
Weighted average borrowings outstanding	$77.6	$63.4	$141.0
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $244.5	$0 – $189.0	$45.5 – $272.1
As of September 30, 2014
Borrowings outstanding at end of period	$238.6	$—	$238.6
Weighted average interest rate	0.3%	—%	0.3%
Year Ended September 30, 2013
Weighted average borrowings outstanding	$34.2	$29.2	$63.4
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $99.4	$0 – $91.7	$0 – $160.5
As of September 30, 2013
Borrowings outstanding at end of period	$74.0	$46.7	$120.7
Weighted average interest rate	0.3%	0.3%	0.3%

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Laclede Group
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for the Company are as follows:

			Classification of Estimated Fair Value
($ Millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2014
Cash and cash equivalents	$16.1	$16.1	$16.1	$—	$—
Short-term debt	287.1	287.1	—	287.1	—
Long-term debt, including current portion	1,851.0	1,937.3	—	1,937.3	—

As of September 30, 2013
Cash and cash equivalents	$53.0	$53.0	$52.8	$0.2	$—
Short-term debt	74.0	74.0	—	74.0	—
Long-term debt, including current portion	912.7	954.1	—	954.1	—
Laclede Gas
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Laclede Gas are as follows:

			Classification of Estimated Fair Value
($ Millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2014
Cash and cash equivalents	$3.7	$3.7	$3.7	$—	$—
Short-term debt	238.6	238.6	—	238.6	—
Long-term debt	807.9	876.2	—	876.2	—

As of September 30, 2013
Cash and cash equivalents	$23.9	$23.9	$23.9	$—	$—
Short-term debt	120.7	120.7	—	120.7	—
Long-term debt	887.7	930.4	—	930.4	—
The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 9, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

9.    FAIR VALUE MEASUREMENTS
Laclede Group
The following table categorizes the assets and liabilities in the Consolidated Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

($ Millions)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2014
ASSETS
Gas Utility
U. S. Stock/Bond Mutual Funds	$15.7	$3.9	$—	$—	$19.6
NYMEX natural gas contracts	2.4	—	—	(2.4)	—
OTCBB natural gas contracts	—	0.1	—	(0.1)	—
Gasoline and heating oil contracts	—	—	—	—	—
Subtotal	18.1	4.0	—	(2.5)	19.6
Gas Marketing
NYMEX natural gas contracts	1.0	1.2	—	(1.8)	0.4
Natural gas commodity contracts	—	2.7	0.2	(0.2)	2.7
Total	$19.1	$7.9	$0.2	$(4.5)	$22.7
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$5.2	$—	$—	$(5.2)	$—
OTCBB natural gas contracts	—	4.1	—	(0.1)	4.0
NYMEX gasoline and heating oil contracts	0.2	—	—	(0.2)	—
Subtotal	5.4	4.1	—	(5.5)	4.0
Gas Marketing
NYMEX natural gas contracts	1.1	0.7	—	(1.8)	—
Natural gas commodity contracts	—	0.7	—	(0.2)	0.5
Total	$6.5	$5.5	$—	$(7.5)	$4.5
As of September 30, 2013
ASSETS
Gas Utility
U. S. Stock/Bond Mutual Funds	$14.5	$—	$—	$—	$14.5
NYMEX natural gas contracts	1.5	—	—	(1.5)	—
OTCBB natural gas contracts	—	0.2	—	(0.2)	—
Gasoline and heating oil contracts	0.1	—	—	(0.1)	—
Subtotal	16.1	0.2	—	(1.8)	14.5
Gas Marketing
Natural gas contracts	2.8	1.5	0.2	(1.2)	3.3
Total	$18.9	$1.7	$0.2	$(3.0)	$17.8
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$3.5	$—		$(3.5)	$—
OTCBB natural gas contracts	—	5.4	—	(0.2)	5.2
Subtotal	3.5	5.4	—	(3.7)	5.2
Gas Marketing
Natural gas contracts	0.2	1.5	—	(1.0)	0.7
Total	$3.7	$6.9	$—	$(4.7)	$5.9

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
Laclede Gas
The following table categorizes the assets and liabilities in the Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

($ Millions)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2014
ASSETS
U. S. Stock/Bond Mutual Funds	$15.7	$3.9	$—	$—	$19.6
NYMEX natural gas contracts	2.4	—	—	(2.4)	—
OTCBB natural gas contracts	—	0.1	—	(0.1)	—
Total	$18.1	$4.0	$—	$(2.5)	$19.6
LIABILITIES
NYMEX natural gas contracts	5.2	—	—	(5.2)	$—
OTCBB natural gas contracts	—	4.1	—	(0.1)	4.0
Gasoline and heating oil contracts	$0.2	$—	$—	$(0.2)	$—
Total	$5.4	$4.1	$—	$(5.5)	$4.0

As of September 30, 2013
ASSETS
U. S. Stock/Bond Mutual Funds	$14.5	$—	$—	$—	$14.5
NYMEX natural gas contracts	1.5	—	—	(1.5)	—
OTCBB natural gas contracts	—	0.2	—	(0.2)	—
Gasoline and heating oil contracts	0.1	—	—	(0.1)	—
Total	$16.1	$0.2	$—	$(1.8)	$14.5
LIABILITIES
NYMEX Natural gas contracts	3.5	—	—	(3.5)	—
OTCBB natural gas contracts	—	5.4	—	(0.2)	5.2
Total	$3.5	$5.4	$—	$(3.7)	$5.2
The mutual funds included in Level 1 are valued based on exchange-quoted market prices of identical securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX).
Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using Over The Counter Bulletin Board (OTCBB), broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Laclede Gas' policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
The mutual funds are included in the Other investments line of the Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Balance Sheets when a legally enforceable netting agreement exists between Laclede Gas and the counterparty to a derivative contract. For additional information on derivative instruments, see Note 10, Derivative Instruments and Hedging Activities.

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Laclede Group
Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation and permits Laclede Gas to hedge up to 70% of its normal volumes purchased for up to a 36-month period. Costs and cost reductions, including carrying costs, associated with Laclede Gas’ use of natural gas derivative instruments are allowed to be passed on to the utility’s customers through the operation of its Purchased Gas Adjustment (PGA) clause, through which the Missouri Public Service Commission (MoPSC) allows Laclede Gas to recover gas supply costs, subject to prudence review by the MoPSC. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. In prior years, Alagasco entered into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Alagasco recognizes all derivatives at fair value as either assets or liabilities on the balance sheet. Any realized gains or losses are passed through to customers using the mechanisms of the Gas Supply Adjustment (GSA) rider in accordance with Alagasco’s APSC approved tariff. At September 30, 2014, Alagasco had no open derivative positions. The Utilities do not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, “Regulated Operations,” and, as a result, have no direct impact on the Statements of Consolidated Income of the Company or the Statements of Income of the Utilities. The timing of the operation of the PGA clause and GSA rider may cause interim variations in short-term cash flows, because the Utilities are subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA clause and GSA rider.
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At September 30, 2014, Laclede Gas held 1.8 million gallons of gasoline futures contracts at an average price of $2.60 per gallon. Most of these contracts, the longest of which extends to December 2015, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815. The gains or losses on these derivative instruments are not subject to Laclede Gas’ PGA clause.
In the course of its business, Laclede Group’s gas marketing subsidiary, LER, which includes its 100% owned subsidiary LER Storage Services, Inc., enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2014, the fair values of 33.5 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 32.1 million MMBtu will settle during fiscal year 2015, while the remaining 1.4 million MMBtu will settle during fiscal year 2016. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period.
Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE Clear Europe (ICE) futures, swap, and option contracts to lock in margins.
At September 30, 2014, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX and ICE natural gas futures, swap, and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.
On April 14, 2014, as amended on July 8, 2014, Laclede Group entered into certain interest rate swap agreements, with a notional amount $375.0, to effectively lock in interest rates on a portion of the long-term debt it anticipated issuing to finance its acquisition of Alagasco.

These derivative instruments were designated as cash flow hedges of forecasted transactions. These forward starting swaps involved the payment of a fixed interest rate and the receipt of a floating interest rate (the London Interbank Offered Rate, also known as LIBOR) over the terms specified in the contracts. On August 6, 2014, the interest rate swap agreements were terminated and the settlement resulted in a $19.0 loss by Laclede Group, which assigned the loss as a regulatory asset since the interest rate swaps were entered into to hedge the interest payments on the $625.0 of long-term debt issued on August 19, 2014 by Laclede Group.
The Company’s and Laclede Gas' exchange-traded/cleared derivative instruments consist primarily of NYMEX, OTCBB, and ICE positions. The NYMEX and OTCBB is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX/ICE and OTCBB natural gas futures and swap positions at September 30, 2014 were as follows:

	Laclede Gas		LER
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
NYMEX/ICE Open short futures positions
Fiscal 2015	—	$—	4.20	$4.37
Fiscal 2016	—	—	2.22	4.26
NYMEX/ICE Open long futures/swap positions
Fiscal 2015	8.01	3.99	6.97	4.14
Fiscal 2016	0.94	3.92	0.53	4.07
Fiscal 2017	—	—	0.04	4.24
Fiscal 2018	—	—	0.01	4.27
ICE Open long basis swap positions
Fiscal 2015	—	—	1.16	0.38
Fiscal 2016	—	—	2.75	0.58
Fiscal 2017	—	—	6.87	0.50
Fiscal 2018	—	—	1.09	0.50
ICE Open short basis swap positions
Fiscal 2015	—	—	1.44	0.13
OTC Open long futures/swap positions
Fiscal 2015	16.43	4.28	—	—
Fiscal 2016	2.69	4.22	—	—
At September 30, 2014, Laclede Gas also had 21.0 million MMBtu of other price mitigation in place through the use of NYMEX and OTCBB natural gas option-based strategies while LER had none.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets and Balance Sheets for the Company and Laclede Gas, respectively, at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2014 it is expected that an immaterial amount of unrealized losses and unrealized gains will be reclassified into the Statements of Consolidated Income for the Company during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows for the Company.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income
	Location of Gain (Loss)
($ Millions)	Recorded in Income	2014	2013	2012
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Gas Marketing natural gas contracts		$(4.6)	$4.9	$4.5
Gas Utility gasoline and heating oil contracts		0.1	0.1	0.3
Total		$(4.5)	$5.0	$4.8
Effective portion of gain (loss) reclassified from AOCI to income:
Natural gas contracts	Gas Marketing Operating Revenues	$4.2	$—	$18.9
	Gas Marketing Operating Expenses	(1.5)	(0.5)	(10.5)
Sub-total		2.7	(0.5)	8.4
Gasoline and heating oil contracts	Gas Utility Other Operation Expenses	(0.2)	0.2	—
Total		$2.5	$(0.3)	$8.4
Ineffective portion of gain (loss) on derivatives recognized in income:
Natural gas contracts	Gas Marketing Operating Revenues	$(0.1)	$(0.4)	$—
	Gas Marketing Operating Expenses	0.1	(0.3)	(0.3)
Sub-total		—	(0.7)	(0.3)
Gasoline and heating oil contracts	Gas Utility Other Operation Expenses	(0.2)	(0.1)	0.2
Total		$(0.2)	$(0.8)	$(0.1)
Derivatives Not Designated as Hedging Instruments*
Gain (loss) recognized in income on derivatives:
Natural gas commodity contracts	Gas Marketing Operating Revenues	$(8.7)	$(0.9)	$3.1
	Gas Marketing Operating Expenses	—	—	0.1
NYMEX / ICE natural gas contracts	Gas Marketing Operating Revenues	3.0	—	—
Gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	—	0.1	—
Total		$(5.7)	$(0.8)	$3.2

*
Gains and losses on Laclede Gas’ natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Missouri Utility’s PGA clauses and initially recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Consolidated Income. Such amounts are recognized in the Statements of Consolidated Income as a component of Regulated Gas Distribution Natural and Propane Gas operating expenses when they are recovered through the PGA clause and reflected in customer billings.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2014
	Asset Derivatives*			Liability Derivatives*
($ Millions)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Gas Utility:
Gasoline and heating oil contracts	Accounts Receivable – Other	$—		Accounts Receivable – Other	$0.2
Gas Marketing:
Natural gas contracts	Prepayments and other	—		Prepayments and other	—
	Derivative Asset Instruments	0.7		Derivative Asset Instruments	0.4
	Deferred Charges - Other	0.7		Deferred Charges - Other	0.2
Sub-total		$1.4			$0.8

	Asset Derivatives*			Liability Derivatives*
($ Millions)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Prepayments and other	$—		Prepayments and other	$—
	Accounts Receivable – Other	2.4		Accounts Receivable – Other	5.2
	Derivative Asset Instruments	0.1		Derivative Asset Instruments	3.7
Gasoline and heating oil contracts	Accounts receivable – Other	—		Accounts receivable – Other	0.4
Sub-total		2.5			9.3
Gas Marketing:
Natural gas contracts	Prepayments and other	—		Prepayments and other	—
	Derivative Asset Instruments	3.5		Derivative Asset Instruments	1.4
	Deferred Charges - Other	0.3		Deferred Charges - Other	—
	Current Liabilities - Other	—		Current Liabilities - Other	0.5
	Deferred Credits and Other Liabilities - Other	—		Deferred Credits and Other Liabilities - Other	—
Sub-total		3.8			1.9
Total derivatives		$7.7			$12.0

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2013
	Asset Derivatives			Liability Derivatives
($ Millions)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Gas Utility:
Gasoline and heating oil contracts	Accounts Receivable – Other	$0.1		Accounts Receivable – Other	$—
Gas Marketing:
Natural gas contracts	Prepayments and other	2.2		Prepayments and other	0.5
	Other Deferred Charges	—		Other Deferred Charges	—
Sub-total		2.3			0.5
Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contacts	Prepayments and other	—		Prepayments and other	—
Natural gas contracts	Accounts Receivable – Other	1.5		Accounts Receivable – Other	3.5
	Current Liabilities - Other	0.2		Current Liabilities - Other	4.0
	Other Deferred Charges	—		Other Deferred Charges	—
	Deferred Credits and Other Liabilities - Other	—		Deferred Credits and Other Liabilities - Other	1.4
Sub-total		$1.7			$8.9

Gas Marketing:
Natural gas contracts	Prepayments and other	$1.9	Prepayments and other	$0.2
	Accounts Receivable – Other	—	Accounts Receivable – Other	—
	Current Liabilities - Other	0.3	Current Liabilities - Other	0.8
	Deferred Charges - Other	0.1	Deferred Charges - Other	0.1
	Deferred Credits and Other Liabilities - Other	—	Deferred Credits and Other Liabilities - Other	0.1
Sub-total		2.3		1.2
Total derivatives		$6.3		$10.6

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Consolidated Balance Sheets. As such, the gross balances presented in the table above are not indicative of the Company’s net economic exposure. Refer to Note 9, Fair Value Measurements, to the Financial Statements for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

($ Millions)	2014	2013
Fair value of asset derivatives presented above	$7.7	$6.3
Fair value of cash margin receivables offset with derivatives	3.0	1.7
Netting of assets and liabilities with the same counterparty	(7.9)	(4.7)
Total	$2.8	$3.3

Derivative Instrument Assets, per Consolidated Balance Sheets:
Derivative instrument assets	$3.2	$3.3
Other deferred charges	(0.4)	—
Total	$2.8	$3.3

Fair value of liability derivatives presented above	$12.0	$10.6
Fair value of cash margin payables offset with derivatives	—	—
Netting of assets and liabilities with the same counterparty	(7.9)	(4.7)
Derivative instrument liabilities, per Consolidated Balance Sheets	$4.1	$5.9

Derivative Instrument Liabilities, per Consolidated Balance Sheets:
Other current liabilities	$—	$4.4
Other deferred credits	4.1	1.5
Total	$4.1	$5.9
Additionally, at September 30, 2014 and 2013, the Company had $4.6 and $3.2, respectively, in cash margin receivables not offset with derivatives, that are presented in Accounts Receivable – Other.
Laclede Gas
Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation and permits Laclede Gas to hedge up to 70% of its normal volumes purchased for up to a 36-month period. Costs and cost reductions, including carrying costs, associated with Laclede Gas’ use of natural gas derivative instruments are allowed to be passed on to Laclede Gas customers through the operation of its PGA clause, through which the MoPSC allows Laclede Gas to recover gas supply costs, subject to prudence review by the MoPSC. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments.
Laclede Gas does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, “Regulated Operations,” and, as a result, have no direct impact on the Statements of Income.
The timing of the operation of the PGA clause may cause interim variations in short-term cash flows, because Laclede Gas is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA clause.
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At September 30, 2014, Laclede Gas held 1.8 million gallons of gasoline futures contracts at an average price of $2.60 per gallon. Most of these contracts, the longest of which extends to December 2015, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to Laclede Gas’ PGA clause.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2014, it is not expected that any pre-tax gains will be reclassified into the Statements of Income during fiscal year 2015. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Cash Flows.
Laclede Gas’ derivative instruments consist primarily of NYMEX and OTCBB positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX and OTCBB natural gas futures positions at September 30, 2014 were as follows:

	Laclede Gas
	MMBtu (millions)	Avg. Price Per MMBtu
NYMEX/ICE Open long futures/swap positions
Fiscal 2015	8.01	$3.99
Fiscal 2016	0.94	3.92
OTC Open long futures/swap positions
Fiscal 2015	16.43	$4.28
Fiscal 2016	2.69	4.22
At September 30, 2014, Laclede Gas also had 21.0 million MMBtu of other price mitigation in place through the use of NYMEX and OTCBB natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income
	Location of Gain (Loss)
($ Millions)	Recorded in Income	2014	2013	2012
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Gas Utility gasoline and heating oil contracts		$0.1	$0.1	$0.3
Total		$0.1	$0.1	$0.3
Effective portion of gain (loss) reclassified from AOCI to income:
Gasoline and heating oil contracts	Gas Utility Other Operation Expenses	$(0.2)	$0.2	$—
Total		$(0.2)	$0.2	$—
Ineffective portion of gain (loss) on derivatives recognized in income:
Gasoline and heating oil contracts	Gas Utility Other Operation Expenses	$(0.2)	$(0.1)	$0.2
Total		$(0.2)	$(0.1)	$0.2
Derivatives Not Designated as Hedging Instruments*
Gain (loss) recognized in income on derivatives:
Gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	$—	$0.1	$—
Total		$—	$0.1	$—

*
Gains and losses on Laclede Gas’ natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Laclede Gas’ PGA clauses and initially recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Income. Such amounts are recognized in the Statements of Income as a component of Regulated Gas Distribution Natural and Propane Gas operating expenses when they are recovered through the PGA clause and reflected in customer billings.

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2014
	Asset Derivatives*			Liability Derivatives*
($ Millions)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments

Gasoline and heating oil contracts	Accounts Receivable – Other	$—		Accounts Receivable – Other	$0.2
Sub-total		—			0.2
Derivatives not designated as hedging instruments

Natural gas contracts	Prepayments and other	—		Prepayments and other	—
	Accounts Receivable – Other	2.4		Accounts Receivable – Other	5.2
OTCBB natural gas contracts	Derivative Instrument Assets	0.1		Derivative Instrument Assets	3.7
	Deferred Charges - Other	—		Deferred Charges - Other	—
Gasoline and heating oil contracts	Accounts receivable – Other	—		Accounts receivable – Other	0.4
Sub-total		2.5			9.3
Total derivatives		$2.5			$9.5

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2013
	Asset Derivatives			Liability Derivatives
($ Millions)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments

Gasoline and heating oil contracts	Accounts Receivable – Other	$0.1		Accounts Receivable – Other	$—
Sub-total		0.1			—
Derivatives not designated as hedging instruments

Natural gas contacts	Prepayments and other	—		Prepayments and other	—
Natural gas contracts	Accounts Receivable – Other	1.5		Accounts Receivable – Other	3.5
	Current Liabilities - Other	0.2		Current Liabilities - Other	4.0
	Other Deferred Charges	—		Other Deferred Charges	—
	Deferred Credits and Other Liabilities - Other	—		Deferred Credits and Other Liabilities - Other	1.4
Sub-total		1.7			8.9
Total derivatives		$1.8			$8.9

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Balance Sheets. As such, the gross balances presented in the table above are not indicative of Laclede Gas' net economic exposure. Refer to Note 9, Fair Value Measurements, of the Notes to the Financial Statements for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in Laclede Gas' Balance Sheets:

($ Millions)	2014	2013
Fair value of asset derivatives presented above	$2.5	$1.8
Fair value of cash margin receivables offset with derivatives	3.0	1.9
Netting of assets and liabilities with the same counterparty	(5.9)	(3.7)
Total	$(0.4)	$—

Derivative Instrument Assets, per Balance Sheets:
Derivative instrument assets	$(0.4)	$—
Total	$(0.4)	$—

Fair value of liability derivatives presented above	$9.5	$8.9
Netting of assets and liabilities with the same counterparty	(5.9)	(3.7)
Derivative instrument liabilities, per Balance Sheets	$3.6	$5.2

Derivative Instrument Liabilities, per Balance Sheets:
Other current liabilities	$—	$3.8
Other deferred credits	3.6	1.4
Total	$3.6	$5.2
Additionally, at September 30, 2014 and 2013, Laclede Gas had $4.4 and $3.2, respectively, in cash margin receivables not offset with derivatives, that are presented in Accounts Receivable – Other.

11.	CONCENTRATION OF CREDIT RISK
A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $10.6 at September 30, 2014. Net receivable amounts from these customers on that same date, reflecting netting arrangements, were $6.0. Accounts receivable attributable to utility companies and their marketing affiliates comprised $24.2 of total accounts receivable at September 30, 2014, while net receivable amounts from these customers, reflecting netting arrangements, were $19.7. LER also has concentrations of credit risk with certain individually significant counterparties. At September 30, 2014, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure), were $19.6. These five counterparties are investment-grade rated companies. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $16.5. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

12.	INCOME TAXES
Laclede Group
The Company's net provisions for income taxes charged during the fiscal years ended September 30, 2014, 2013, and 2012 are as follows:

($ Millions)	2014	2013	2012
Included in Statements of Consolidated Income:
Federal
Current	$0.3	$(4.2)	$(3.8)
Deferred	30.6	19.9	26.3
Investment tax credits	(0.2)	(0.2)	(0.2)
State and local
Current	0.6	(0.3)	(0.4)
Deferred	1.0	2.4	4.4
Total Income Tax Expense	$32.3	$17.6	$26.3
The Company's effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2014	2013	2012
Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefits	1.8	3.5	2.9
Certain expenses capitalized on books and deducted on tax return	(4.9)	(9.7)	(6.9)
Taxes related to prior years	(0.7)	(1.6)	(0.8)
Other items – net	(3.6)	(2.2)	(0.6)
Effective income tax rate	27.6%	25.0%	29.6%
The Company's significant items comprising the net deferred tax liability recognized in the Consolidated Balance Sheets as of September 30 are as follows:

($ Millions)	2014	2013
Deferred tax assets:
Reserves not currently deductible	$16.0	$13.9
Pension and other postretirement benefits	67.3	71.4
Unamortized investment tax credits	1.6	1.8
Other*	36.9	12.5
Total deferred tax assets	$121.8	$99.6
Deferred tax liabilities:
Relating to property	366.9	342.0
Regulatory pension and other postretirement benefits	108.5	124.8
Deferred gas costs	20.4	7.1
Other	19.7	5.8
Total deferred tax liabilities	$515.5	$479.7
Net deferred tax liability	393.7	380.1
Net deferred tax liability – current*	(9.9)	(1.0)
Net deferred tax liability – non-current*	$383.8	$379.1
* The Company periodically invests in tax credits. As of September 30, 2014, $8.7 of state tax credits are included in Other and Net deferred tax liability. $6.9 of state tax credits were classified as current. $1.8 of state tax credits were classified as non-current.

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
The following table presents a reconciliation of the beginning and ending balances of the Company's unrecognized tax benefits at September 30 as reported in the Consolidated Balance Sheets:

($ Millions)	2014	2013
Unrecognized tax benefits, beginning of year	$2.4	$5.8
Increases related to prior year tax positions	—	0.1
Increases related to tax positions taken in current year	2.6	1.5
Reductions due to lapse of applicable statute of limitations	(0.4)	(5.0)
Unrecognized tax benefits, end of year	$4.6	$2.4
The amount of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate were $2.5 and $1.9 as of September 30, 2014 and 2013, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the Company’s unrecognized tax benefits. The Company does not expect that any such change will be significant to the Consolidated Balance Sheets.
Interest accrued associated with the Company’s uncertain tax positions was de minimis as of September 30, 2014 and 2013, and an immaterial amount of penalties were accrued as of September 30, 2014.
Laclede Gas
Laclede Gas' net provisions for income taxes charged during the fiscal years ended September 30, 2014, 2013, and 2012 are as follows:

($ Millions)	2014	2013	2012
Included in Statements of Income:
Federal
Current	$(0.1)	$(6.6)	$(11.3)
Deferred	34.3	20.1	27.1
Investment tax credits	(0.2)	(0.2)	(0.2)
State and local
Current	—	(1.0)	(1.8)
Deferred	1.5	2.3	4.6
Total Income Tax Expense	$35.5	$14.6	$18.4
Laclede Gas' effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2014	2013	2012
Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal
Income tax benefits	1.8	3.3	2.6
Certain expenses capitalized on books and
Deducted on tax return	(4.5)	(10.8)	(8.9)
Taxes related to prior years	(0.7)	(1.6)	(0.6)
Other items – net	(3.3)	(2.8)	(1.1)
Effective income tax rate	28.3%	23.1%	27.0%

Laclede Gas' significant items comprising the net deferred tax liability recognized in the Balance Sheets as of September 30 are as follows:

($ Millions)	2014	2013
Deferred tax assets:
Reserves not currently deductible	$16.0	$13.9
Pension and other postretirement benefits	67.3	71.4
Unamortized investment tax credits	1.6	1.8
Other*	20.7	10.5
Total deferred tax assets	$105.6	$97.6
Deferred tax liabilities:
Relating to utility property	361.2	342.0
Regulatory pension and other postretirement benefits	119.2	124.9
Deferred gas costs	20.4	7.1
Other	15.9	5.4
Total deferred tax liabilities	$516.7	$479.4
Net deferred tax liability	411.1	381.8
Net deferred tax liability – current*	(11.3)	(1.7)
Net deferred tax liability – non-current*	$399.8	$380.1
* Laclede Gas periodically invests in tax credits. As of September 30, 2014, $8.0 of state tax credits are included in Other and Net deferred tax liability. $6.2 of state tax credits were classified as current. $1.8 of state tax credits were classified as non-current.
Laclede Group files a consolidated federal and state income tax return and allocates income taxes to Laclede Gas and its other subsidiaries as if each entity were a separate taxpayer. Pursuant to GAAP, Laclede Gas may recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Laclede Gas records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Unrecognized tax benefits, accrued interest payable, and accrued penalties payable are included in the Other line of the Deferred Credits and Other Liabilities section of the Balance Sheets.
The following table presents a reconciliation of the beginning and ending balances of Laclede Gas unrecognized tax benefits at September 30 as reported in the Balance Sheets:

($ Millions)	2014	2013
Unrecognized tax benefits, beginning of year	$2.0	$5.6
Increases related to tax positions taken in current year	2.5	1.4
Reductions due to lapse of applicable statute of limitations	(0.3)	(5.0)
Unrecognized tax benefits, end of year	$4.2	$2.0
The amount of unrecognized tax benefits, which, if recognized, would affect Laclede Gas' effective tax rate were $2.1 and $1.5 as of September 30, 2014 and 2013, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of Laclede Gas' unrecognized tax benefits. Laclede Gas does not expect that any such change will be significant to Laclede Gas' Balance Sheets.
Interest accrued associated with Laclede Gas' uncertain tax positions was de minimis as of September 30, 2014 and 2013, and no penalties were accrued as of those dates.
The Company and/or Laclede Gas are subject to US federal income tax as well as income tax of state and local jurisdictions. The Company is no longer subject to examination for fiscal years prior to 2011.
In September 2013, the Internal Revenue Service and US Treasury Department released final regulations on the deduction and capitalization of expenditures related to tangible property. The regulations do not address the tax treatment for network assets such as natural gas pipelines. These regulations apply to tax years beginning on or after January 1, 2014. Laclede Gas is evaluating the effects of the regulations, but does not believe that they will have a significant impact on its financial statements.

13.     PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
This footnote includes all pension plans of the Company whether historical plans or those acquired as part of the purchase of certain assets and liabilities of MGE or those acquired in the acquisition of 100% of the common shares of Alagasco on September 1, 2013 and August 31, 2014, respectively. The net pension and postretirement obligations were remeasured at that time as well as at the fiscal year end.
Laclede Group, Laclede Gas and Alagasco all have multiple pension and postretirement plans. Two assumption rates will be shown for entities that have plans with different assumptions.
Pension Plans
The pension plans of Laclede Group consist of plans with Laclede Gas and plans covering the employees of Alagasco.
Laclede Gas has non-contributory, defined benefit, trusteed forms of pension plans covering the majority of its employees. Plan assets consist primarily of corporate and US government obligations and a growth segment consisting of exposure to equity markets, commodities, real estate and inflation-indexed securities, achieved through derivative instruments and investments in diversified mutual funds.
Alagasco has defined qualified benefit plans covering the majority of its employees and also has non-qualified supplemental plans for certain officers. Qualified plan assets are comprised of United States equities consisting of mutual and commingled funds with varying strategies, global equities consisting of mutual funds, alternative investments of limited partnerships and commingled and mutual funds, and fixed income investments.
The net periodic pension costs include the following components:

($ Millions)	2014*	2013	2012
Laclede Group
Service cost – benefits earned during the period	$10.2	$9.2	$9.2
Interest cost on projected benefit obligation	24.5	17.0	19.4
Expected return on plan assets	(27.2)	(19.4)	(19.6)
Amortization of prior other comprehensive income	0.4	—	—
Amortization of prior service cost	0.5	0.5	0.6
Amortization of actuarial loss	7.1	10.7	9.0
Loss on lump-sum settlements	1.5	27.0	20.1
Sub-total	17.0	45.0	38.7
Regulatory adjustment	10.4	(27.5)	(18.6)
Net pension cost	$27.4	$17.5	$20.1

Laclede Gas	2014	2013	2012
Service cost – benefits earned during the period	$9.7	$9.2	$9.2
Interest cost on projected benefit obligation	24.0	17.0	19.4
Expected return on plan assets	(26.5)	(19.4)	(19.6)
Amortization of prior service cost	0.5	0.5	0.6
Amortization of actuarial loss	7.1	10.7	9.0
Loss on lump-sum settlements	1.5	27.0	20.1
Sub-total	16.3	45.0	38.7
Regulatory adjustment	10.4	(27.5)	(18.6)
Net pension cost	$26.7	$17.5	$20.1

*	Includes Alagasco.

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income include the following:

($ Millions)	2014*	2013	2012
Laclede Group
Current year actuarial loss	$15.7	$17.0	$32.9
Amortization of actuarial loss	(7.1)	(10.7)	(29.1)
Acceleration of loss recognized due to settlement	(1.5)	(27.0)	—
Amortization of prior service cost	(0.5)	(0.5)	(0.6)
Sub-total	6.6	(21.2)	3.2
Regulatory adjustment	(6.1)	21.1	(3.5)
Total recognized in other comprehensive income	$0.5	$(0.1)	$(0.3)

Laclede Gas	2014	2013	2012
Current year actuarial loss	$14.2	$17.0	$32.9
Amortization of actuarial loss	(7.1)	(10.7)	(29.1)
Acceleration of loss recognized due to settlement	(1.5)	(27.0)	—
Amortization of prior service cost	(0.5)	(0.5)	(0.6)
Sub-total	5.1	(21.2)	3.2
Regulatory adjustment	(4.7)	21.1	(3.5)
Total recognized in other comprehensive income	$0.4	$(0.1)	$(0.3)

*	Includes Alagasco.
Laclede Group pension obligations are driven by separate plan and regulatory provisions governing Laclede Gas and Alagasco pension plans.
Laclede Gas
Pursuant to the provisions of Laclede Gas' pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a MoPSC Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump-sum payments recognized as settlements during fiscal year 2014, 2013, and 2012 were $22.1, $79.5, and $60.1, respectively.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for Laclede Gas' qualified pension plan is based on an annual allowance of $4.8 effective August 1, 2007 and $15.5 effective January 1, 2011. The recovery in rates for MGE's qualified pension plan is based on an annual allowance of $10.0 effective February 20, 2010. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the Company's Statements of Consolidated Income and Statements of Consolidated Comprehensive Income and Laclede Gas' Statements of Income and Statements of Comprehensive Income is deferred as a regulatory asset or regulatory liability.

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

	Laclede Group		Laclede Gas
($ Millions)	2014**	2013	2014	2013
Benefit obligation, beginning of year	$503.8	$412.2	$503.8	$412.2
Service cost	10.2	9.2	9.7	9.2
Interest cost	24.5	17.0	24.0	17.0
Actuarial (gain) loss	39.4	(24.0)	41.5	(24.0)
MGE acquisition	—	151.4	—	151.4
Alagasco acquisition	150.3	—	—	—
Settlement loss	1.2	25.0	1.2	25.0
Gross benefits paid *	(36.9)	(87.0)	(36.6)	(87.0)
Benefit obligation, end of year	$692.5	$503.8	$543.6	$503.8
Accumulated benefit obligation, end of year	$613.7	$444.1	$484.1	$444.1

*	Includes $22.1 and $79.5 lump-sum payments recognized as settlements in fiscal years 2014 and 2013, respectively.
** Includes Alagasco.
The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Laclede Group		Laclede Gas
($ Millions)	2014**	2013	2014	2013
Fair value of plan assets, beginning of year	$345.4	$274.1	$345.4	$274.1
Actual return on plan assets	52.1	3.4	55.0	3.4
Employer contributions	23.6	28.0	23.6	28.0
MGE acquisition	—	126.9	—	126.9
Alagasco acquisition	122.4	—	—	—
Gross benefits paid *	(36.9)	(87.0)	(36.6)	(87.0)
Fair value of plan assets, end of year	$506.6	$345.4	$387.4	$345.4
Funded status of plans, end of year	$(185.9)	$(158.4)	$(156.2)	$(158.4)

*	Includes $22.1 and $79.5 lump-sum payments recognized as settlements in fiscal years 2014 and 2013, respectively.
** Includes Alagasco.
The following table sets forth the amounts recognized in the Balance Sheets at September 30:

	Laclede Group		Laclede Gas
($ Millions)	2014*	2013	2014	2013
Current liabilities	$(0.5)	$(0.4)	$(0.5)	$(0.4)
Non-current liabilities	(185.4)	(158.0)	(155.7)	(158.0)
Total	$(185.9)	$(158.4)	$(156.2)	$(158.4)
Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic pension cost consist of:
Net actuarial loss	$7.7	$115.8	$7.7	$115.8
Prior service costs	0.5	4.5	0.5	4.5
Sub-total	8.2	120.3	8.2	120.3
Adjustments for amounts included in Regulatory Assets	(7.9)	(116.7)	(7.9)	(116.7)
Total	$0.3	$3.6	$0.3	$3.6

*	Includes Alagasco.

At September 30, 2014, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic pension cost during fiscal year 2015:

	Laclede Group	Laclede Gas
($ Millions)	2015	2015
Amortization of net actuarial loss	$122.9	$121.4
Amortization of prior service cost	4.0	4.0
Sub-total	126.9	125.4
Regulatory adjustment	(122.3)	(122.3)
Total	$4.6	$3.1
The assumptions used to calculate net periodic pension costs for Laclede Gas are as follows:

	2014	2013	2012
Weighted average discount rate - Laclede Gas plans	4.70%	3.95%	5.10%
Weighted average discount rate - MGE plans	5.00%	5.05%	—%
Weighted average rate of future compensation increase *	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets *	7.75%	7.75%	7.75%

*	Assumptions for weighted average rate of future compensation increase and expected long-term rate of return on plan assets are the same for both Laclede Gas and MGE plans.
The assumptions used to calculate net periodic pension costs for Alagasco are as follows:

2014
Weighted average discount rate	4.00% / 4.05%
Weighted average rate of future compensation increase	2.92%
Expected long-term rate of return on plan assets	7.00% / 7.25%
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
The assumptions used to calculate the benefit obligations are as follows:

	2014	2013
Weighted average discount rate - Laclede Gas	4.30%	4.70%
Weighted average discount rate - MGE	4.45%	5.00%
Weighted average discount rate - Alagasco	4.15% / 4.25%	—%
Weighted average rate of future compensation increase (all plans)	3.00%	3.00%
Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	Laclede Group		Laclede Gas
($ Millions)	2014	2013	2014	2013
Projected benefit obligation	$692.5	$503.8	$543.7	$503.8
Accumulated benefit obligation	613.7	444.1	484.1	444.1
Fair value of plan assets	506.6	345.4	387.5	345.4

Following are the targeted and actual plan assets by category as of September 30 of each year for Laclede Gas:

	Target	2014 Actual	2013 Actual
Growth Strategy
Equity Markets	45.5%	46.7%	45.9%
Commodities	1.5%	1.5%	1.6%
Real Estate	1.5%	1.5%	3.0%
Inflation-Indexed Securities	1.5%	1.5%	1.4%
Debt Securities	50.0%	48.7%	43.3%
Other*	—%	0.1%	4.8%
Total	100.0%	100.0%	100.0%
* Other investments in 2014 and 2013 consist of cash equivalents.
Laclede Gas' investment policies are designed to maximize, to the extent possible, the funded status of the plan over time, and minimize volatility of funding and costs. The policy seeks to maximize investment returns consistent with these objectives and Laclede Gas' tolerance for risk. The duration of plan liabilities and the impact of potential changes in asset values on the funded status are fundamental considerations in the selection of plan assets. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with the policy. The policy seeks to avoid significant concentrations of risk by investing in a diversified portfolio of assets. Investments in corporate, US government and agencies, and, to a lesser extent, international debt securities seek to provide duration matching with plan liabilities, and typically have investment grade ratings and reflect allocations across various entities and industries. During 2012, exposures to additional asset types were added to the target portfolio: commodities, real estate and inflation-indexed securities. The investment policy permits the use of derivative instruments, which may be used to achieve the desired market exposure of an index, adjust portfolio duration, or rebalance the total portfolio to the target asset allocation. The Growth Strategy utilizes a combination of derivative instruments and debt securities to achieve diversified exposure to equity and other markets while generating returns from the fixed-income investments and providing further duration matching with the liabilities. The assets acquired with the MGE pension plan include diversified funds that are equity-oriented and larger holdings of cash. These are being evaluated along with the liabilities of the MGE plan. Performance and compliance with the guidelines is regularly monitored. The policy calls for increased allocations to debt securities as the funded status improves.
Following are the targeted and actual plan assets by category as of September 30, 2014 for Alagasco:

	Target	2014 Actual
Equity Markets	46.0%	46.0%
Debt Securities	33.0%	29.0%
Other	21.0%	25.0%
Total	100.0%	100.0%
* Other investments in 2014 includes cash and cash equivalents, hedge funds, real estate, and all asset funds, which can invest in equities or fixed income.
Alagasco employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets with a prudent level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status, corporate financial condition and market conditions. Alagasco has developed an investment strategy that focuses on asset allocation, diversification and quality guidelines. The investment goals are to obtain an adequate level of return to meet future obligations of the plan by providing above average risk-adjusted returns with a risk exposure in the mid-range of comparable funds. Investment managers are retained Alagasco to manage separate pools of assets. Funds are allocated to such managers in order to achieve an appropriate, diversified, and balanced asset mix. Comparative market and peer group benchmarks are utilized to ensure that investment managers are performing satisfactorily.  Alagasco seeks to maintain an appropriate level of diversification to minimize the risk of large losses in a single asset class. Accordingly, plan assets for the pension plans and the postretirement health care and life insurance benefit plan do not have a concentration of assets in a single entity, industry, country, commodity or class of investment fund.

Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter for Laclede Group:

($ Millions)	Pensions from Qualified Trust	Pensions from Laclede Gas Funds	Pensions from Alagasco Funds
2015	$22.3	$0.5	$9.9
2016	25.2	0.5	10.2
2017	27.0	0.6	10.6
2018	30.6	0.6	10.6
2019	32.9	0.7	11.2
2020 – 2024	224.4	4.4	58.7
Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter for Laclede Gas:

($ Millions)	Pensions from Qualified Trust	Pensions from Laclede Gas Funds
2015	$22.3	$0.5
2016	25.2	0.5
2017	27.0	0.6
2018	30.6	0.6
2019	32.9	0.7
2020 – 2024	224.4	4.4
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal year 2015 are anticipated to be $26.4 into the qualified trusts, and $0.5 into the non-qualified plans.
Postretirement Benefits
Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs in 2014, 2013, and 2012 amounted to $9.1, $9.5, and $9.5, respectively, including amounts charged to construction.

Net periodic postretirement benefit costs consisted of the following components:

($ Millions)
Laclede Group	2014*	2013	2012
Service cost – benefits earned during the period	$11.3	$10.2	$8.1
Interest cost on accumulated postretirement benefit obligation	8.9	5.2	5.5
Expected return on plan assets	(7.3)	(4.5)	(4.0)
Amortization of prior other comprehensive loss	(0.2)	—	—
Amortization of transition obligation	—	0.1	0.1
Amortization of prior service credit	—	—	(2.1)
Amortization of actuarial loss	6.0	5.3	4.3
Sub-total	18.7	16.3	11.9
Regulatory adjustment	(9.6)	(6.8)	(2.4)
Net postretirement benefit cost	$9.1	$9.5	$9.5

Laclede Gas	2014	2013	2012
Service cost – benefits earned during the period	$11.2	$10.2	$8.1
Interest cost on accumulated postretirement benefit obligation	8.7	5.2	5.5
Expected return on plan assets	(6.8)	(4.5)	(4.0)
Amortization of transition obligation	—	0.1	0.1
Amortization of prior service credit	—	—	(2.1)
Amortization of actuarial loss	6.0	5.3	4.3
Sub-total	19.1	16.3	11.9
Regulatory adjustment	(9.6)	(6.8)	(2.4)
Net postretirement benefit cost	$9.5	$9.5	$9.5

*	Includes Alagasco.
Other changes in plan assets and postretirement benefit obligations recognized in other comprehensive income include the following:

($ Millions)
Laclede Group	2014*	2013	2012
Current year actuarial (gain) loss	$(3.1)	$16.3	$10.1
Amortization of actuarial loss	(6.0)	(5.3)	(4.3)
Amortization of prior service credit	2.5	—	2.1
Amortization of transition obligation	—	(0.1)	(0.1)
Sub-total	(6.6)	10.9	7.8
Regulatory adjustment	6.6	(10.9)	(7.8)
Total recognized in other comprehensive income	$—	$—	$—

Laclede Gas	2014	2013	2012
Current year actuarial (gain) loss	$(4.2)	$16.3	$10.1
Amortization of actuarial loss	(6.0)	(5.3)	(4.3)
Amortization of prior service credit	2.5	—	2.1
Amortization of transition obligation	—	(0.1)	(0.1)
Sub-total	(7.7)	10.9	7.8
Regulatory adjustment	7.7	(10.9)	(7.8)
Total recognized in other comprehensive income	$—	$—	$—

*	Includes Alagasco.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for Laclede Gas' postretirement benefit plans is based on an annual allowance of $7.6 effective August 1, 2007 and $9.5 effective January 1, 2011. The difference between these amounts and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.
The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

	Laclede Group		Laclede Gas
($ Millions)	2014*	2013	2014	2013
Benefit obligation, beginning of year	$180.1	$127.2	$180.1	$127.2
Service cost	11.3	10.2	11.2	10.2
Interest cost	8.9	5.2	8.7	5.2
Actuarial loss (gain)	1.2	17.5	2.2	17.5
Plan amendments	2.5	—	2.5	—
MGE acquisition	—	28.4	—	28.4
Alagasco acquisition	61.8	—	—	—
Gross benefits paid	(7.3)	(8.4)	(6.8)	(8.4)
Benefit obligation, end of year	$258.5	$180.1	$197.9	$180.1

*	Includes Alagasco.
The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Laclede Group		Laclede Gas
($ Millions)	2014*	2013	2014	2013
Fair value of plan assets at beginning of year	$111.6	$67.4	$111.6	$67.4
Actual return on plan assets	11.6	5.6	13.3	5.6
Employer contributions	19.1	16.6	19.1	16.6
MGE acquisition	—	30.4	—	30.4
Alagasco acquisition	87.5	—	—	—
Gross benefits paid	(7.3)	(8.4)	(6.8)	(8.4)
Fair value of plan assets, end of year	$222.5	$111.6	$137.2	$111.6
Funded status of plans, end of year	$(36.0)	$(68.5)	$(60.7)	$(68.5)

*	Includes Alagasco.
The following table sets forth the amounts recognized in the Balance Sheets at September 30:

	Laclede Group		Laclede Gas
($ Millions)	2014*	2013	2014	2013
Non-current assets	$25.0	$2.5	$0.3	$2.5
Current liabilities	(0.3)	(0.3)	(0.3)	(0.3)
Non-current liabilities	(60.7)	(70.7)	(60.7)	(70.7)
Total	$(36.0)	$(68.5)	$(60.7)	$(68.5)
Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic postretirement benefit cost consist of:
Net actuarial loss	$54.4	$63.6	$53.3	$63.6
Prior service credit	2.5	—	2.5	—
Transition obligation	—	—	—	—
Sub-total	56.9	63.6	55.8	63.6
Adjustments for amounts included in Regulatory Assets	(56.9)	(63.6)	(55.8)	(63.6)
Total	$—	$—	$—	$—

*	Includes Alagasco.

At September 30, 2014, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during fiscal year 2015:

	Laclede Group	Laclede Gas
($ Millions)	2015*	2015
Amortization of net actuarial loss	$5.1	$5.1
Amortization of prior service cost	0.8	0.8
Sub-total	5.9	5.9
Regulatory adjustment	(5.9)	(5.9)
Total	$—	$—

*	Includes Alagasco.
The assumptions used to calculate net periodic postretirement benefit costs for Laclede Gas are as follows:

	2014	2013	2012
Weighted average discount rate Laclede Gas plans	4.60%	3.80%	5.05%
Weighted average discount rate MGE plans	4.95%	5.00%	—%
Weighted average rate of future compensation increase *	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets - Laclede Gas plans	6.25% / 7.75%	7.75%	7.75%
Expected long-term rate of return on plan assets - MGE plans	3.75% / 5.75%	5.75%	—%
The assumptions used to calculate net periodic postretirement benefit costs for Alagasco are as follows:

2014
Weighted average discount rate	4.25%
Expected long-term rate of return on plan assets	4.75% / 7.50%
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
The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2014	2013
Weighted average discount rate - Laclede Gas plans	4.15%	4.60%
Weighted average discount rate - MGE Plans	4.40%	4.95%
Weighted average rate of future compensation increase	3.00%	3.00%
The assumptions used to calculate the accumulated postretirement benefit obligations for Alagasco are as follows:

	2014	2013
Weighted average discount rate	4.40%	—%
The assumed medical cost trend rates at September 30 are as follows:

	2014	2013
Medical cost trend assumed for next year - Laclede Gas & MGE	7.50%	7.50%
Medical cost trend assumed for next year - Alagasco	7.25%	—%
Rate to which the medical cost trend rate is assumed to decline (the ultimate medical cost trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend	2020	2020

The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

($ Millions)	1% Increase	1% Decrease
Laclede Group
Effect on net periodic postretirement benefit cost	$1.4	$(1.3)
Effect on accumulated postretirement benefit obligation	7.1	(6.7)

Laclede Gas
Effect on net periodic postretirement benefit cost	$1.4	$(1.3)
Effect on accumulated postretirement benefit obligation	6.4	(5.9)
Following are the targeted and actual plan assets by category as of September 30 of each year for Laclede Gas:

	Target	2014 Actual	2013 Actual
Equity Securities	60.0%	59.0%	59.0%
Debt Securities	40.0%	39.0%	39.0%
Other	—%	2.0%	2.0%
Total	100.0%	100.0%	100.0%
Following are the targeted and actual plan assets by category as of September 30, 2014 for Alagasco:

	Target	2014 Actual
Equity Securities	60.0%	60.0%
Debt Securities	40.0%	40.0%
Other	—%	—%
Total	100.0%	100.0%
Missouri state law provides for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees’ Beneficiary Association and Rabbi Trusts as its external funding mechanisms. Laclede Gas’ investment policy seeks to maximize investment returns consistent with Laclede Gas' tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored. Laclede Gas' current investment policy targets an asset allocation of 60% to equity securities and 40% to debt securities, excluding cash held in short-term debt securities for the purpose of making benefit payments. Laclede Gas currently invests in a mutual fund which is rebalanced on an ongoing basis to the target allocation. The mutual fund is diversified across US stock and bond markets.
Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter for Laclede Group:

($ Millions)	Benefits Paid from Qualified Trust	Benefits Paid from Laclede Gas Funds	Benefits Paid from Alagasco Funds
2015	$9.7	$0.3	$3.8
2016	10.6	0.3	3.8
2017	11.5	0.3	3.8
2018	12.5	0.4	3.8
2019	13.9	0.4	3.8
2020 – 2024	87.0	2.1	18.6

Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter for Laclede Gas:

($ Millions)	Benefits Paid from Qualified Trust	Benefits Paid from Laclede Gas Funds
2015	$9.7	$0.3
2016	10.6	0.3
2017	11.5	0.3
2018	12.5	0.4
2019	13.9	0.4
2020 – 2024	87.0	2.1

Laclede Gas' funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Contributions to the postretirement plans in fiscal year 2015 are anticipated to be $18.1 to the qualified trusts, and $0.3 paid directly to participants from Laclede Gas funds.
Other Plans
Laclede Gas sponsors 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Laclede Gas provides a match of such contributions within specific limits. The cost of the defined contribution plans of Laclede Gas amounted to $6.7, $5.0, and $3.8 for fiscal years 2014, 2013, and 2012, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets
Laclede Group
The table below categorizes the fair value measurements of the Laclede Group's pension plan assets:

($ Millions)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2014
Cash and cash equivalents	$8.6	$1.6	$—	$10.2
Stock/Bond mutual fund	54.2	74.7	9.3	138.2
Debt Securities
US bond mutual funds	73.6	—	—	73.6
US government	—	64.5	—	64.5
US corporate	—	164.0	—	164.0
US municipal	—	8.2	—	8.2
International	—	35.5	—	35.5
Alternative	—	13.4	—	$13.4
Derivative instruments (a)	—	(1.0)	—	(1.0)
Total	$136.4	$360.9	$9.3	$506.6

As of September 30, 2013
Cash and cash equivalents	$18.2	$—	$—	$18.2
Stock/Bond mutual fund	—	115.8	—	$115.8
Debt Securities
US bond mutual funds	17.7	—	—	$17.7
US government	—	55.7	—	$55.7
US corporate	—	110.9	—	$110.9
US municipal	—	6.8	—	$6.8
International	—	21.6	—	$21.6
Derivative instruments (b)	—	(1.3)	—	$(1.3)
Total	$35.9	$309.5	$—	$345.4

(a)	Derivative assets of $2.9 net of cash margin payable of $3.9.

(b)	Derivative assets of $4.2 net of cash margin payable of $5.5.

(c)	The table below categorizes the fair value measurements of The Laclede Group's postretirement plan assets:

($ Millions)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2014
Cash and cash equivalents	$2.3	$—	$—	$2.3
US stock/bond mutual fund	213.0	—	—	213.0
International Fund	7.2	—	—	7.2
Total	$222.5	$—	$—	$222.5

As of September 30, 2013
Cash and cash equivalents	$1.4	$—	$—	$1.4
US stock/bond mutual fund	110.2	—	—	110.2
Total	$111.6	$—	$—	$111.6
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
Laclede Gas
The table below categorizes the fair value measurements of Laclede Gas' pension plan assets:

($ Millions)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2014
Cash and cash equivalents	$8.3	$—	$—	$8.3
Stock/Bond mutual fund	—	39.2	9.3	48.5
Debt Securities
US bond mutual funds	73.6	—	—	73.6
US government	—	60.5	—	60.5
US corporate	—	154.5	—	154.5
US municipal	—	8.2	—	8.2
International	—	34.8	—	34.8
Derivative instruments (a)	—	(1.0)	—	(1.0)
Total	$81.9	$296.2	$9.3	$387.4

As of September 30, 2013
Cash and cash equivalents	$18.2	$—	$—	$18.2
Stock/Bond mutual fund	—	115.8	—	115.8
Debt Securities
US bond mutual funds	17.7	—	—	17.7
US government	—	55.7	—	55.7
US corporate	—	110.9	—	110.9
US municipal	—	6.8	—	6.8
International	—	21.6	—	21.6
Derivative instruments (b)	—	(1.3)	—	(1.3)
Total	$35.9	$309.5	$—	$345.4

(a)	Derivative assets of $2.9 net of cash margin payable of $3.9.

(b)	Derivative assets of $4.2 net of cash margin payable of $5.5.

The table below categorizes the fair value measurements of Laclede Gas' postretirement plan assets:

($ Millions)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2014
Cash and cash equivalents	$2.3	$—	$—	$2.3
US stock/bond mutual fund	134.9	—	—	134.9
Total	$137.2	$—	$—	$137.2

As of September 30, 2013
Cash and cash equivalents	$1.4	$—	$—	$1.4
US stock/bond mutual fund	110.2	—	—	110.2
Total	$111.6	$—	$—	$111.6
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
The table below details the change in level three investments for the year ended September 30, 2014:

($ Millions)	October 1, 2013	Transfers in (out) of Level 3	September 30, 2014
Stock/Bond mutual fund	$—	$9.3	$9.3

14.    INFORMATION BY OPERATING SEGMENT
Laclede Group
All of Laclede Group’s subsidiaries are 100% owned. In the first quarter of fiscal year 2013, the Company retitled its segment names. The Gas Utility segment consists of the regulated operations of the Company and is the core business segment of Laclede Group. The Gas Utility segment consists of Laclede Gas and Alagasco. Laclede Gas and Alagasco are public utilities engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri through Laclede Gas, an area in western Missouri, through MGE (collectively, the Missouri Utility) and central and north Alabama through Alagasco (the Alabama Utility) (collectively, the Utilities). The Gas Marketing segment includes the results of Laclede Energy Resources, Inc. (LER), a subsidiary engaged in the non-regulated marketing of natural gas and related activities, and LER Storage Services, Inc., which became operational in January 2012 and utilizes natural gas storage contracts for providing natural gas sales. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including, among other activities, real estate development, the compression of natural gas (Spire), and financial investments in other enterprises. Other also includes Laclede's Gas' non-regulated business activities, which are comprised of its propane storage and related services. Beginning July 1, 2013, propane-related services were included within Gas Utility operations pursuant to Laclede Gas' most recent rate case. Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Laclede Gas to LER, propane storage services provided by Laclede Gas to Laclede Pipeline Company, sales of natural gas from LER to Laclede Gas, and propane transportation services provided by Laclede Pipeline Company to Laclede Gas.

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

	Gas Utility	Gas Marketing		Other		Eliminations	Consolidated
($ Millions)
Fiscal 2014
Revenues from external customers	$1,462.6	$162.6		$2.0		$—	$1,627.2
Intersegment revenues	5.2	84.0		1.8		(91.0)	—
Total Operating Revenues	1,467.8	246.6		3.8		(91.0)	1,627.2
Operating Expenses
Gas Utility
Natural and Propane Gas	821.8	—		—		(90.1)	731.7
Other Operation and Maintenance	288.7	—		—		(0.9)	287.8
Depreciation and Amortization	82.4	—		—		—	82.4
Taxes, Other than Income Taxes	112.0	—		—		—	112.0
Total Gas Utility Operating Expenses	1,304.9	—		—		(91.0)	1,213.9
Gas Marketing	—	226.4	(a)			—	226.4
Other	—	—		20.5	(b)	—	20.5
Total Operating Expenses	1,304.9	226.4		20.5		(91.0)	1,460.8
Operating Income	162.9	20.2		(16.7)		—	166.4
Net economic earnings	92.8	10.2		(2.9)		—	100.1
Capital expenditures	168.6	—		2.4		—	171.0

Fiscal 2013
Revenues from external customers	$847.2	$165.1		$4.7		$—	$1,017.0
Intersegment revenues	10.6	24.3		1.5		(36.4)	—
Total Operating Revenues	857.8	189.4		6.2		(36.4)	1,017.0
Operating Expenses
Gas Utility
Natural and Propane Gas	469.1	—		—		(35.7)	433.4
Other Operation and Maintenance	180.7	—		—		(0.4)	180.3
Depreciation and Amortization	48.3	—		—		—	48.3
Taxes, Other than Income Taxes	60.1	—		—		—	60.1
Total Gas Utility Operating Expenses	758.2	—		—		(36.1)	722.1
Gas Marketing	—	176.6	(a)	—		—	176.6
Other	—	—		22.1	(b)	(0.3)	21.8
Total Operating Expenses	758.2	176.6		22.1		(36.4)	920.5
Operating Income	99.6	12.8		(15.9)		—	96.5
Net economic earnings	56.6	8.9		(0.5)		—	65.0
Capital Expenditures	128.5	—		2.3		—	130.8

	Gas Utility	Gas Marketing		Other		Eliminations	Consolidated
($ Millions)
Fiscal 2012
Revenues from external customers	$763.5	$358.1		$3.9		$—	$1,125.5
Intersegment revenues	1.2	15.4		1.0		(17.6)	—
Total Operating Revenues	764.7	373.5		4.9		(17.6)	1,125.5
Operating Expenses
Gas Utility
Natural and Propane Gas	414.8	—		—		(17.5)	397.3
Other Operation and Maintenance	167.4	—		—		—	167.4
Depreciation and Amortization	40.7	—		—		—	40.7
Taxes, Other than Income Taxes	53.7	—		—		—	53.7
Total Gas Utility Operating Expenses	676.6	—		—		(17.5)	659.1
Gas Marketing	—	353.3	(a)	—		—	353.3
Other	—	—		2.6	(b)	(0.1)	2.5
Total Operating Expenses	676.6	353.3		2.6		(17.6)	1,014.9
Operating Income	88.1	20.2		2.3		—	110.6
Net economic earnings	48.1	12.3		2.2		—	62.6
Capital expenditures	106.7	0.1		2.0		—	108.8

(a)
Depreciation and amortization for Gas Marketing are included in Gas Marketing Expenses on the Statements of Consolidated Income ($0.4 for fiscal year 2014, $0.3 for fiscal year 2013, and $0.3 for fiscal year 2012).

(b)
Depreciation, amortization, and accretion for Other is included in the Other Operating Expenses on the Statements of Consolidated Income ($0.5 for fiscal year 2014, $0.6 for fiscal year 2013 and $0.3 for fiscal year 2012).

Total Assets
($ Millions)	2014	2013	2012
Gas Utility	$4,520.0	$2,981.0	$1,759.0
Gas Marketing	156.7	163.9	190.7
Other	1,575.7	115.6	102.2
Eliminations	(1,178.4)	(135.1)	(171.6)
Total Assets	$5,074.0	$3,125.4	$1,880.3

Reconciliation of Consolidated Net Income to Consolidated Net Economic Earnings
($ Millions)	2014	2013	2012
Net Income (GAAP)	$84.6	$52.8	$62.6
Unrealized loss (gain) on energy-related derivatives	(0.9)	0.5	(0.3)
Lower of cost or market inventory adjustments	(0.7)	0.9	—
Realized (gain) loss on economic hedges prior to the sale of the physical commodity	(0.2)	—	0.2
Acquisition, divestiture and restructuring activities	17.3	10.8	0.1
Net Economic Earnings (Non-GAAP)	$100.1	$65.0	$62.6

15.	REGULATORY MATTERS
Laclede Gas and Alagasco account for regulated operations in accordance with ASC Topic 980, "Regulated Operations." This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).
The following regulatory assets and regulatory liabilities were reflected in the Company's Consolidated Balance Sheets and Laclede Gas' Balance Sheets as of September 30, 2014 and 2013, respectively. Unamortized Purchased Gas Adjustments are also included below, which are listed in the current assets section of each balance sheet.

($ Millions)	Laclede Group		Laclede Gas
	2014	2013	2014	2013
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$1.3	$—	$—	$—
Unamortized purchased gas adjustments	54.0	17.5	54.0	17.5
Other	2.4	—	—	—
Sub Total Regulatory Assets (current)	57.7	17.5	54.0	17.5
Non-current:
Future income taxes due from customers	117.0	112.9	117.0	112.9
Pension and postretirement benefit costs	451.6	381.4	380.4	381.4
Rate recovery of asset removal cost	2.8	—	—	—
Accretion and depreciation of asset retirement obligations	18.4	—	—	—
Enhanced stability reserve	3.3	—	—	—
Purchased gas costs	4.3	18.2	4.3	18.2
Compensated absences	8.2	8.0	8.2	8.0
Other	31.8	25.4	31.8	25.4
Sub Total Regulatory Assets (non-current)	637.4	545.9	541.7	545.9
Total Regulatory Assets	$695.1	$563.4	$595.7	$563.4

Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$19.8	$—	$—	$—
Refundable negative salvage	13.3	—	—	—
Other	5.2	—	—	—
Total Regulatory Liabilities (current)	38.3	—	—	—
Non-current:
Unamortized investment tax credits	2.7	2.9	2.7	2.9
Postretirement liabilities	28.4	—	—	—
Refundable negative salvage	26.8	—	—	—
Accrued cost of removal	60.5	59.1	60.5	59.0
Other	10.4	23.5	9.5	2.9
Total Regulatory Liabilities (non-current)	128.8	85.5	72.7	64.8
Total Regulatory Liabilities	$167.1	$85.5	$72.7	$64.8
Regulatory assets are expected to be recovered in rates charged to customers.

A portion of the Company's regulatory assets are not earning a return and are shown in the schedule below:

	Laclede Group		Laclede Gas
($ Millions)	2014	2013	2014	2013
Regulatory Assets Not Earning a Return:
Future income taxes due from customers	$117.0	$112.9	$117.0	$112.9
Pension and postretirement benefit costs	312.1	259.9	240.9	259.9
Compensated absences	8.2	8.0	8.2	8.0
Other	7.8	7.6	7.8	7.6
Total Regulatory Assets Not Earning a Return	$445.1	$388.4	$373.9	$388.4
These regulatory assets are expected to be recovered from customers in future rates. Excluding deferred income taxes and purchased gas adjustment items, as of September 30, 2014 and 2013, approximately $445.1 and $388.4, respectively, of regulatory assets were not earning a rate of return. The Company expects these items to be recovered over a period not to exceed 15 years consistent with precedent set by the MoPSC. The portion of the regulatory asset related to pensions and other postemployment benefits that relates to unfunded differences between the projected benefit obligation and plan assets also does not earn a rate of return.
As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 are being recovered and amortized on a straight-line basis over a fifteen-year period, without return on investment. Amortization of these costs totaled $10.4 from December 27, 1999 through September 30, 2014.
On January 17, 2014, Laclede Gas filed to re-establish an ISRS charge to recover investments made in gas safety replacement projects and public improvement projects in Laclede Gas’ eastern Missouri service territory between February 1, 2013 and December 31, 2013. Effective April 12, 2014, the MoPSC approved an ISRS charge designed to collect approximately $7.0 in annual revenues. On July 25, 2014, Laclede Gas filed for a $3.1 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over six months from March to August 2014. On October 15, 2014, the Commission approved an incremental ISRS increase of $2.8, effective on October 18, 2014, bringing the total ISRS charge to $9.8 on an annualized basis.
On September 16, 2013, MGE filed tariff sheets in a new general rate case proceeding designed to increase its total revenues by $23.4, less the current annualized Infrastructure System Replacement Surcharge (ISRS) revenues of $6.3 that were already being recovered from customers. Consistent with its normal practice, the MoPSC suspended implementation of the MGE proposed rates on September 17, 2013 and set the case for hearing in April 2014. On April 11, 2014, MGE and other parties to the rate case filed a Stipulation and Agreement resolving all issues in the case. On April 23, 2014, the MoPSC approved the Stipulation and Agreement effective May 1, 2014 for a base rate increase of $7.8. This result is essentially equivalent to incorporating MGE’s ISRS revenues into base rates. In addition, effective October 1, 2014, MGE will lower its fixed monthly charge for residential and small commercial customers and incorporate a volumetric charge in its place. After this adjustment, MGE will recover about 83% of its distribution costs from these customers through the fixed monthly charge. On December 6, 2013, MGE filed for a $1.6 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over the nine months from January to September 2013. Effective March 21, 2014, the MoPSC approved an increase in MGE’s ISRS in the amount of $1.7 annually. However, pursuant to the settlement of the MGE rate case, the ISRS rates were reset to zero effective May 1, 2014. On July 25, 2014, MGE filed for a $2.8 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over eight months from January to August 2014. On October 8, 2014, the Commission approved an incremental ISRS increase of $2.0, effective on October 18, 2014.
Alagasco
Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Alagasco’s current RSE order has a term extending beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with law. In the event of unforeseen circumstances, whether physical or economic, of the nature of force majeure and including a change in control, the APSC and Alagasco will consult in good faith with respect to modifications, if any. Effective January 1, 2014, Alagasco’s allowed range of return on average common equity is 10.5% to 10.95% with an adjusting point of 10.8%. The previous allowed range of return on average common equity was 13.15% to 13.65% through December 31, 2013. Alagasco is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues.

The inflation-based Cost Control Mechanism (CCM), established by the APSC, allows for annual increases to operations and maintenance (O&M) expense. The CCM range is Alagasco’s 2007 actual rate year O&M expense (Base Year) inflation-adjusted using the June Consumer Price Index For All Urban Consumers each rate year plus or minus 1.75% (Index Range). If rate year O&M expense falls within the Index Range, no adjustment is required. If rate year O&M expense exceeds the Index Range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent that rate year O&M is less than the Index Range, Alagasco benefits by one-half of the difference through future rate adjustments. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation. For the rate year ended September 30, 2014, Alagasco’s O&M expense fell below the Index Range resulting in the Company benefiting by $2.4 pre-tax with the related impact to rates effective December 1, 2014.
Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a temperature adjustment mechanism, also included in the GSA, which is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather related conditions that may affect customer usage are not included in the temperature adjustment.
The APSC approved an Enhanced Stability Reserve (ESR) in 1998, which was subsequently modified and expanded in 2010. As currently approved, the ESR provides deferred treatment and recovery for the following: (1) extraordinary O&M expenses related to environmental response costs; (2) extraordinary O&M expenses related to self-insurance costs that exceed $1 million per occurrence; (3) extraordinary O&M expenses, other than environmental response costs and self-insurance costs, resulting from a single force majeure event or multiple force majeure events greater than $0.3 and $0.4, respectively, during a rate year; and (4) negative individual large commercial and industrial customer budget revenue variances that exceed $0.4 during a rate year. Charges to the ESR are subject to certain limitations which may disallow deferred treatment and which prescribe the timing of recovery. Funding to the ESR is provided as a reduction to the refundable negative salvage balance over its nine year term beginning December 1, 2010. Subsequent to the nine year period and subject to APSC authorization, Alagasco expects to be able to recover underfunded ESR balances over a five year amortization period with an annual limitation of $0.7. Amounts in excess of this limitation are deferred for recovery in future years.

16.    COMMITMENTS AND CONTINGENCIES
Commitments
Laclede Group estimates its capital expenditures for fiscal 2015 will be approximately $318.3. Of the $318.3, $290.6 is attributed to the Utilities ($205.6 for Laclede Gas and $85.0 for Alagasco) and $27.7 is attributed to the non-regulated subsidiaries which are dependent on the nature and magnitude of investments. For the non-regulated subsidiaries there are no material contractual commitments at September 30, 2014 related to these estimated capital expenditures.
Laclede Gas and LER have entered into various contracts, expiring on dates through 2019, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2014 are estimated at $1,345.1. Laclede Gas recovers its costs from customers in accordance with the PGA clause.
Laclede Pipeline Company (Pipeline), a 100% owned subsidiary of Laclede Group, is providing liquid propane transportation service to Laclede Gas pursuant to an approved FERC tariff and a contractual arrangement between Pipeline and Laclede Gas. In accordance with the terms of that agreement, Laclede Gas is obligated to pay Pipeline approximately $1.0 annually, at current rates. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months’ notice.
Alagasco’s long-term contracts associated with the delivery and storage of natural gas include fixed charges of approximately $134.0 through September 2024. During the transition period ended September 30, 2014 and the calendar years ended December 31, 2013 and 2012, Alagasco recognized approximately $33.8, $50.0, and $51.0, respectively, of current year commitments through expense. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 111 Bcf through August 2020.
Leases and Guarantees
The lease agreement covering the primary office space of Laclede Gas extends through February 2015. The aggregate rental expense for fiscal years 2014, 2013, and 2012 was approximately $1.0, $1.0, and $0.9, respectively. Effective 2015 Laclede Gas signed a 20-year agreement for new primary office space and a 10-year agreement for new additional office space. The annual minimum rental payment for fiscal year 2015 is anticipated to be approximately $2.8 through fiscal year 2016. The annual rental amount for the lease agreement covering MGE's primary office space is approximately $0.6, and the lease term extends through November 30, 2015. The annual rental amount for the lease agreement covering Alagasco's primary office space is approximately $1.8, and the lease term extends through February 28, 2018.
Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $2.7 in fiscal year 2015, $2.7 in fiscal year 2016, and $0.1 in fiscal year 2017. Alagasco has an operating lease for additional office space that extends to January 31, 2024. Alagasco has subleased all of this office space to Energen pursuant to a sublease that expires on December 31, 2009 with an option to extend through January 31, 2024. Laclede Gas and LER have other relatively minor rental arrangements that provide for minimum rental payments.
A consolidated subsidiary is a general partner in an unconsolidated partnership that invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $1.5 incurred in connection with various real estate ventures. Laclede Group has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Laclede Group further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.
Contingencies
Laclede Gas
Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs.
Similar to other natural gas utility companies, Laclede Gas faces the risk of incurring environmental liabilities. In the natural gas industry, these are typically associated with sites formerly owned or operated by gas distribution companies like Laclede Gas and MGE or its predecessor companies at which manufactured gas operations took place.

At this time, Laclede Gas has identified three former manufactured gas plant (MGP) sites where costs have been incurred and claims have been asserted: one in Shrewsbury, Missouri and two in the City of St. Louis, Missouri. Laclede Gas has enrolled the two sites in the City of St. Louis in the Missouri Department of Natural Resources (MDNR) Brownfields/Voluntary Cleanup Program (BVCP). MGE has enrolled all of its owned former manufactured gas plant sites in the BVCP.
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
One of the sites located in the City of St. Louis is currently owned by a development agency of the City, which, together with other City development agencies, has redeveloped the site. Prior to this redevelopment, Laclede Gas and another former owner of the site entered into an agreement (Remediation Agreement) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the MDNR.
The Remediation Agreement also provides for a release of Laclede Gas and the other former site owner from certain liabilities related to the past and present environmental condition of the site (at the time of signing) and requires the developer and the environmental consultant to maintain certain insurance coverages, including remediation cost containment, premises pollution liability, and professional liability.
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
Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Laclede Gas that the MDNR had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, Laclede Gas stated that it would participate in future environmental response activities at the site in conjunction with other potentially responsible parties that are willing to contribute to such efforts in a meaningful and equitable fashion. Accordingly, Laclede Gas was able to enter into a cost sharing agreement for remedial investigation with other potentially responsible parties. Pending MDNR approval, the remedial investigation of the site will begin.
To date, amounts required for remediation at these sites have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the MGP sites. While some of the insurers have denied coverage and reserved their rights, Laclede Gas continues to discuss potential reimbursements with them. In 2013, Laclede Gas retained an outside consultant to conduct probabilistic cost modeling of 19 former MGP sites owned or operated by Laclede Gas or MGE to replace a similar analysis conducted in 2005 for three Laclede Gas MGP sites. The purpose of this analysis was to develop an estimated range of probabilistic future liability for each site. That analysis, completed in August 2014, provided a range of demonstrated possible future expenditures to investigate, monitor, and remediate all 19 MGP sites from $8.1 to $39.3 based upon currently available facts, technology, and laws and regulations. Costs incurred for all Laclede Gas and MGE MGP site investigation, remediation and monitoring are not material in any year presented in the Company or Laclede Gas financial statements. The actual future costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay, the successful completion of remediation efforts required by the Remediation Agreement described above, and any insurance recoveries.
MGE has seven owned MGP sites enrolled in the BVCP, including Joplin MGP #1, St. Joseph MGP #1, Kansas City Coal Gas Station B, Kansas City Station A Railroad, Kansas City Coal Gas Station A North, Kansas City Coal Gas Station A South, and Independence MGP #2. The MDNR awarded a Certificate of Completion to MGE in 2001 for a site located at 20th and Indiana in Kansas City after an initial site analysis and the property was subsequently sold. Source removal has been conducted at all of the owned sites since 2003 with the exception of Joplin, which is in the early stages of site analysis and characterization. Remediation efforts at these sites are at various stages of completion, ranging from groundwater monitoring and sampling following source removal activities to early site characterization in Joplin. As part of its participation in the BVCP, MGE communicates regularly with the MDNR with respect to its remediation efforts and monitoring activities at these sites.
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
The MoPSC Staff proposed disallowances related to Laclede Gas' recovery of its gas costs totaling $6.0 pertaining to Laclede Gas' purchase of gas from a marketing affiliate, LER, applicable to fiscal years 2005 through 2007. The MoPSC staff also proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 through 2011. In a related matter, on October 6, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that Laclede Gas' affiliate transactions and its Cost Allocation Manual (CAM) violated the MoPSC's affiliate transaction rules. Laclede Gas responded with a counterclaim that the MoPSC Staff had failed to adhere to the affiliate transaction rules and the Company's CAM.
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
For a three-year period ending September 30, 2016, Laclede Gas' share of the first $2.0 in net margin is reduced from 15% to 0%. None of the other sharing percentages are affected, and beginning October 1, 2016, Laclede's sharing percentage of the first $2.0 in net margins returns to 15%. The stipulation and agreement was approved by the MoPSC in an order issued on August 14, 2013.
On February 19, 2013, Heartland Midwest, LLC, a contractor for Time Warner Cable, hit a MGE natural gas line causing a gas leak while directionally boring during underground cable installation. The natural gas leak resulted in an explosion and fire which killed one person, injured approximately seventeen (including three MGE employees who were at the scene), caused major damage to JJ's restaurant, and caused property damage to adjacent buildings. Several lawsuits have been filed in state court in Jackson County, Missouri, alleging wrongful death, personal injury, property damage, and business interruption. While the Company's total exposure is not considered material at this time, management plans to vigorously defend the matter and will continue to evaluate its exposure as discovery proceeds. The lawsuits are in the late stages of discovery and, in some cases, settlements have been reached. Management believes, after discussion with counsel, that the final outcome of this matter will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.
Laclede Gas is, from time to time, a party to various pending or threatened legal proceedings and has accrued a provision for its estimated liability. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Laclede Gas recognizes its liability for contingencies when information available indicates both a loss is probable and the amount of the loss can be reasonably estimated.
Alagasco
Alagasco owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or the Alagasco's financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Alagasco may be required to incur additional costs.
Alagasco is in the chain of title of nine former manufactured gas plant sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. Management expects that, should future remediation of the sites be required, Alagasco’s share of the remediation costs will not materially affect the financial position of Alagasco. During 2011, a removal action was completed at the Huntsville, Alabama manufactured gas plant site pursuant to an Administrative Settlement Agreement and Order on Consent among the EPA, Alagasco and the current site owner.
In 2012, Alagasco responded to an EPA Request for Information Pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) relating to the 35th Avenue Superfund Site located in North Birmingham, Jefferson County, Alabama. The Request related to a former site of a manufactured gas distribution facility owned by Alagasco and located in the vicinity of the 35th Avenue Superfund Site. In September 2013, Alagasco received from the EPA a General Notice Letter and Invitation to Conduct a Removal Action at the 35th Avenue Superfund Site. The letter identifies Alagasco as a PRP (potentially responsible party) under CERCLA for the cleanup of the Site or costs the EPA incurs in cleaning up the Site. The EPA also offered the PRP group the opportunity to conduct Phase I of the proposed removal action which involved removal activities at approximately 50 residences that purportedly exceed certain risk levels for contamination. Alagasco has discussed its designation as a PRP further with the EPA, and Alagasco has requested additional information from the EPA regarding its designation as a PRP. Alagasco has not been provided information at this time that would allow it to determine the extent, if any, of its potential liability with respect to the 35th Avenue Superfund Site and the proposed removal action, and therefore Alagasco has not agreed to undertake the proposed removal activities and no amount has been accrued as of September 30, 2014.
On December 17, 2013, an explosion occurred at a Housing Authority apartment complex in Birmingham, Alabama which resulted in one fatality, personal injuries and property damage. Alagasco is cooperating with the National Transportation Safety Board which is investigating the incident. Alagasco has been named as a defendant in several lawsuits arising from the incident and additional lawsuits and claims may be filed against Alagasco.
Alagasco is, from time to time, a party to various pending or threatened legal proceedings and has accrued a provision for its estimated liability. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Alagasco recognizes its liability for contingencies when information available indicates both a loss is probable and the amount of the loss can be reasonably estimated. Based upon information presently available, and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the financial position of Alagasco. It should be noted, however, that there is uncertainty in the valuation of pending claims and prediction of litigation results.
Laclede Group, Laclede Gas and Alagasco are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company, Laclede Gas or Alagasco.
17.    INTERIM FINANCIAL INFORMATION (UNAUDITED)
Laclede Group
In the opinion of Laclede Group, the quarterly information presented below for fiscal years 2014 and 2013 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

($ Millions, Except Per Share Amounts)
Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2014
Total Operating Revenues	$468.6	$694.5	$241.8	$222.3
Operating Income (Loss)	62.9	87.2	24.7	(8.4)
Net Income (Loss)	35.6	52.2	11.7	(14.9)
Basic Earnings (Loss) Per Share of Common Stock	$1.09	$1.59	$0.34	$(0.35)
Diluted Earnings (Loss) Per Share of Common Stock	$1.09	$1.59	$0.33	$(0.35)

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2013
Total Operating Revenues	$307.0	$397.6	$165.3	$147.1
Operating Income	42.1	51.8	12.3	(9.7)
Net Income (Loss)	25.6	30.2	6.6	(9.6)
Basic Earnings (Loss) Per Share of Common Stock	$1.14	$1.34	$0.25	$(0.30)
Diluted Earnings (Loss) Per Share of Common Stock	$1.14	$1.34	$0.25	$(0.30)
All quarters of 2014 reflect transaction costs incurred associated with the acquisition of Alagasco and the integration of MGE. The fourth quarter of 2014 includes one month of activity of the operations of Alagasco, significant transaction costs incurred in the quarter, the interest impact of the debt issued in the quarter and cost relating to the continued integration efforts of MGE. Total impact for these items during the quarter was a net loss of $11.3.
All quarters of 2013 reflect transaction costs incurred associated with the acquisition of MGE. The fourth quarter of 2013 includes one month of activity of the operations of MGE, significant transaction costs incurred in the quarter and the interest impact of the debt issued in the quarter. Total impact of all of these during the quarter was a net loss of $5.5.

Laclede Gas
In the opinion of Laclede Gas, the quarterly information presented below for fiscal years 2014 and 2013 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

($ Millions)
Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2014
Total Operating Revenues	$435.3	$638.7	$214.2	$160.0
Operating Income	62.3	74.4	22.5	7.2
Net Income (Loss)	35.3	44.2	12.0	(1.4)

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2013
Total Operating Revenues	$251.9	$364.1	$131.8	$111.6
Operating Income (Loss)	42.1	50.7	7.2	(12.5)
Net Income (Loss)	25.7	29.8	3.8	(10.5)
All quarters of 2013 reflect transaction costs incurred associated with the acquisition of MGE. The fourth quarter of 2013 includes one month of activity of the operations of MGE, significant transaction costs incurred in the quarter and the interest impact of the debt issued in the quarter. Total impact of all of these during the quarter was a decrease in net income of $5.5.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Laclede Group
There have been no changes in and disagreements on accounting and financial disclosure with Laclede’s outside auditors that are required to be disclosed.

Laclede Gas
There have been no changes in and disagreements on accounting and financial disclosure with Laclede’s outside auditors that are required to be disclosed.

ITEM 9A. CONTROLS AND PROCEDURES
Laclede Group
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
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2, Acquisitions, in the Notes to the Financial Statements contained in this report, the Company completed the acquisition of Alagasco on August 31, 2014. Alagasco's business constitutes 32.7 percent and 28.0 percent of net and total assets, respectively, and 1.2 percent of revenues of the consolidated financial statement amounts as of and for the twelve months ended September 30, 2014. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of Alagasco.
Change in Internal Control over Financial Reporting
Effective September 1, 2013, we acquired Missouri Gas Energy (MGE). During the quarter year ended September 30, 2014, changes to the Company’s controls occurred as a substantial portion of MGE’s stand-alone financial systems and processes used to record financial data were replaced and the associated financial data was converted onto the Company’s systems and processes. The replacement of the remainder of MGE’s financial systems and processes onto the Company's systems and processes is expected to be completed by the end of fiscal 2015.
After the acquisition of Alagasco on August 31, 2014, management maintained the effectiveness of each of Laclede's and Alagasco' legacy controls over the design and operations of its disclosure controls and procedures. In addition, management designed and tested additional controls over the financial reporting process, which supported the preparation of the Company's financial statements in accordance with US GAAP. The Company plans to further integrate Laclede's and Alagasco's internal controls over financial reporting in fiscal year 2015.
Other than the MGE system conversion activities and as a result of the Alagasco acquisition described above, both of which occurred during the quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Laclede Gas
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

Changes in Internal Control over Financial Reporting
Effective September 1, 2013, we acquired Missouri Gas Energy (MGE). During the quarter year ended September 30, 2014, changes to Laclede Gas' controls occurred as a substantial portion of MGE’s stand-alone financial systems and processes used to record financial data were replaced and the associated financial data was converted onto Laclede Gas' systems and processes. The replacement of the remainder of MGE’s financial systems and processes onto the Laclede Gas’ systems and processes is expected to be completed by the end of fiscal 2015.
Other than the MGE system conversion activities described above, there were no changes in Laclede Gas’ internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Laclede Gas' internal control over financial reporting.
The Management Reports on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included under Item 8, pages 53 through 56.

ITEM 9B. OTHER INFORMATION

Executive Severance Plan
On November 20, 2014, The Laclede Group, Inc. (“Laclede”) Board of Directors, upon the recommendation of the Compensation Committee, adopted and approved The Laclede Group Executive Severance Plan (the “Executive Severance Plan”), which becomes effective January 1, 2015. The purpose of the Executive Severance Plan is to enable Laclede, together with its subsidiaries, to offer certain protections to selected participants if their employment with Laclede or its subsidiaries is terminated by Laclede without cause or by the participant for good reason.
Participants will be designated in writing by the Board of Directors or the Compensation Committee for participation in the Executive Severance Plan and will be assigned a tier classification providing eligibility for a certain level of benefits. A Tier I participant includes the Chief Executive Officer of Laclede. Tier 2 and Tier 3 participants include other employees designated by the Board of Directors or the Compensation Committee.
The Executive Severance Plan provides that in the event employment of a participant is terminated by Laclede or its subsidiaries without cause or by the participant for good reason (the “Qualifying Event”), the participant will be entitled to the following payments and benefits (collectively, the “Severance Benefits”), subject to certain exceptions:
a severance payment equal to: (i) the product of (x) the participant’s Applicable Percentage (Tier I - 200%; Tier II - 150%; and Tier III - 100%) and (y) the participants base salary and (ii) a pro-rata bonus that would have been earned by the participant for the year of termination based on the achievement of actual performance targets and as certified by the Compensation Committee, payable in a lump sum on the first payroll after the 60th day following termination, except that the pro-rata bonus may be paid when bonuses are customarily paid by Laclede, but in no event later than 60 days following the end of the applicable fiscal year. However, if the termination occurs within 2 years following a change-in-control (CIC), rather than the payment described in clause (i) above, the participant instead will receive a severance payment equal to the product of (i) the participant’s Applicable CIC Percentage (Tier I - 250%; Tier II - 200%; and Tier III - 150%) and (ii) the sum of the participant’s base salary and annual incentive target opportunity for the fiscal year in which the termination occurs.
the full cost for continued coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of the 1985, as amended (“COBRA”), for the participant and the participant’s eligible dependents, under the Company’s group health plans in which the participant participated prior to the date of termination, for a period commencing on the termination date until the earliest of: (i) 18 months following the date of termination; (ii) the date the participant becomes eligible for coverage under the health insurance plan of a subsequent employer; or (iii) the date the participant or the participant’s eligible dependents, as the case may be, cease to be eligible under COBRA.
The Compensation Committee determined that Laclede’s CEO would be a Tier I participant, Laclede’s executive and senior vice presidents would be Tier II participants, and Laclede’s vice presidents would be Tier III participants.
In order to receive the severance benefits, the Executive Severance Plan requires participants to execute Laclede’s Confidentiality, Non-Disparagement, Non-Competition, and Non-Solicitation Agreement and a general release of claims against Laclede, its subsidiaries, affiliates and related parties thereto.
The Executive Severance Plan does not provide for a gross-up payment to any participants to offset any excise taxes that may be imposed on excess parachute payments under Section 4999 (the “Excise Tax”) of the Internal Revenue Code of 1986, as amended. Instead, the Executive Severance Plan provides that in the event that the Severance Benefits would, if provided, be subject to the Excise Tax, then the Severance Benefits will be reduced to the extent necessary so that no portion of the Severance Benefits is subject to the Excise Tax, provided that the net amount of the reduced Severance Benefits, after giving effect to tax consequences, is greater than or equal to the net amount of the Severance Benefits without such reduction, after giving effect to the Excise Tax and tax consequences.
The foregoing description of the Executive Severance Plan is qualified in its entirety by reference to the provisions, including defined terms, of the Executive Severance Plan which is filed as Exhibit 10 to this Annual Report on Form 10-K, and incorporated herein by.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about:

•	Our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement dated December 19, 2014 (2014 proxy statement);

•	our executive officers are reported in Part I of this Form 10-K;

•
compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion in our 2014 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”;

•	Financial Code of Ethics is posted on our website, www.TheLacledeGroup.com, in the Investor Services section under Governance Documents; and,

•
our audit committee, our audit committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2014 proxy statement under the heading “Corporate Governance.”

In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our audit, compensation and corporate governance committees are available on our website, and a copy will be sent to any shareholder upon written request.

ITEM 11. EXECUTIVE COMPENSATION
Information about director and executive compensation is incorporated by reference from the discussion in our 2014 proxy statement under the headings: “Directors’ Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation.” The 2014 proxy statement also includes the “Compensation Committee Report,” which is deemed furnished and not filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our 2014 proxy statement under “Beneficial Ownership of Laclede Group Common Stock.”
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	492,667	$32.42	326,245
Equity compensation plans not approved by security holders	—	—	—
Total	492,667	32.42	326,245

(1)
Reflects the Company’s 2006 Equity Incentive Plan. Included in column (a) are 444,667 nonvested restricted stock units issued under the Equity Incentive Plan for which the weighted average exercise price in column (b) does not take into account.

Information regarding the above referenced plans is set forth in Note 3, Stock-Based Compensation, of the Notes to the Financial Statements in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information about:

•	our policy and procedures for related party transactions and

•	the independence of our directors
is included in our 2014 proxy statement under “Corporate Governance” and is incorporated by reference. There were no related party transactions in fiscal year 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2014 proxy statement under “Fees of Independent Registered Public Accountant” and “Corporate Governance,” respectively.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE
			2014 10-K Page
(a)	1.	Financial Statements:

		See Item 8. Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

	2.	Exhibits	136

		Incorporated herein by reference to Index to Exhibits, page 136

(b)		Incorporated herein by reference to Index to Exhibits, page 136

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LACLEDE GROUP, INC.

November 25, 2014	/s/	Steven P. Rasche
Steven P. Rasche
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

November 25, 2014	/s/	Suzanne Sitherwood	Director, President,
		Suzanne Sitherwood	and Chief Executive Officer
(Principal Executive Officer)

November 25, 2014	/s/	Steven P. Rasche	Executive Vice President
		Steven P. Rasche	and Chief Financial Officer
(Principal Finance and Accounting Officer)

November 25, 2014	/s/	William E. Nasser	Chairman of the Board
William E. Nasser

November 25, 2014	/s/	Mark A. Borer	Director
Mark A. Borer

November 25, 2014	/s/	Maria V. Fogarty	Director
Maria V. Fogarty

November 25, 2014	/s/	Edward L. Glotzbach	Director
Edward L. Glotzbach

November 25, 2014	/s/	Anthony V. Leness	Director
Anthony V. Leness

November 25, 2014	/s/	W. Stephen Maritz	Director
W. Stephen Maritz

November 25, 2014	/s/	Brenda D. Newberry	Director
Brenda D. Newberry

November 25, 2014	/s/	John P. Stupp, Jr.	Director
John P. Stupp, Jr.

November 25, 2014	/s/	Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LACLEDE GAS COMPANY

Dated:	November 25, 2014	/s/	Steven P. Rasche
Steven P. Rasche
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

November 25, 2014	/s/	Suzanne Sitherwood	Chairman of the Board and
		Suzanne Sitherwood	Chief Executive Officer
(Principal Executive Officer)

November 25, 2014	/s/	Steven P. Rasche	Director and Chief Financial Officer
		Steven P. Rasche	(Principal Financial and Accounting Officer)

November 25, 2014	/s/	Steven L. Lindsey	Director and President
Steven L. Lindsey

November 25, 2014	/s/	Mark C. Darrell	Director and Senior Vice President, General Counsel and Chief Compliance Officer
Mark C. Darrell

November 25, 2014	/s/	Mary C. Kullman	Director and Senior Vice President and
		Mary C. Kullman	Assistant Corporate Secretary

INDEX TO EXHIBITS

Exhibit
No.
2.01*	-	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company's Registration Statement on Form S-4 filed October 27, 2000, No. 333-48794.
3.01*	-	The Company's Articles of Incorporation, as amended; filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 26, 2006.
3.02*	-	The Company's Bylaws, as amended; filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
3.03*	-	Laclede Gas' Restated Articles of Incorporation as amended March 8, 2013; filed as Exhibit 3.1 to Laclede Gas' Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2013.
3.04*		Bylaws of Laclede Gas effective January 18, 2002; filed as Exhibit 3.4 to Laclede Gas' Current Report on Form 8-K filed May 29, 2002.
4.01*	-	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	-	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed as Exhibit b-4 to registration statement No. 2-64857 filed June 26, 1979.
4.03*	-
Twenty-Fourth Supplemental Indenture dated as of June 1, 1999, between Laclede Gas and State Street Bank and Trust Company of Missouri, N.A., as trustee; filed as Exhibit 4.01 to Laclede Gas' Current Report on Form 8-K filed June 4, 1999.

4.04*	-
Twenty-Fifth Supplemental Indenture dated as of September 15, 2000, between Laclede Gas and State Street Bank and Trust Company of Missouri, as trustee; filed as Exhibit 4.01 to Laclede Gas' Current Report on Form 8-K filed September 27, 2000.

4.05*	-
Twenty-Seventh Supplemental Indenture dated as of April 15, 2004, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.01 to Laclede Gas' Current Report on Form 8-K filed April 28, 2004.

4.06*	-
Twenty-Eighth Supplemental Indenture dated as of April 15, 2004, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.02 to Laclede Gas' Current Report on Form 8-K filed April 28, 2004.

4.07*	-
Twenty-Ninth Supplemental Indenture dated as of June 1, 2006, between Laclede Gas and UMB Bank and Trust, N.A., as trustee; filed as Exhibit 4.1 to Laclede Gas' Current Report on Form 8-K filed June 9, 2006.

4.08*	-
Thirty-First Supplemental Indenture, dated as of March 15, 2013, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2013.

4.09*	-
Thirty-Second Supplemental indenture, dated as of August 13, 2013, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to Laclede Gas' Current Report on Form 8-K filed August 13, 2013.

4.10*	-
Laclede Gas Board of Directors’ Resolution dated August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated Executive Officers; filed as Exhibit 4.12 to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

4.11*	-
Laclede Gas' Board of Directors’ Resolutions dated March 27, 2003, updating authority delegated pursuant to August 28, 1986 Laclede Gas resolutions; filed as Exhibit 4.19(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

4.12*	-
Junior Subordinated Indenture, dated as of June 11, 2014, between the Company and U.S. Bank National Association, as trustee; filed as Exhibit 4.1 to The Laclede Group's Current Report on Form 8-K filed June 11, 2014.

4.13*	-
First Supplemental Indenture, dated as of June 11, 2014, between the Company and U.S. Bank National Association, as trustee (including Form of Series A 2.00% Remarketable Junior Subordinated Notes due 2022); filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed June 11, 2014.

4.16*	-
Purchase Contract and Pledge Agreement, dated as of June 11, 2014, between the Company and US Bank National Association, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (including Form of Remarketing Agreement, Form of Corporate Units and Form of Treasury Units); filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed June 11, 2014.

4.17*	-	Indenture, dated as of August 19, 2014, between the Company and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 19, 2014.
4.18*	-
First Supplemental Indenture, dated as of August 19, 2014, between the Company and UMB Bank & Trust, N.A., as trustee (including Form of Floating Rate Senior Notes due 2017, Form of 2.55% Senior Notes due 2019 and Form of 4.70% Senior Notes due 2044); filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 10, 2014.

Exhibit
No.
10.01*	-
Lease between Laclede Gas, as Lessee, and First National Bank in St. Louis, Trustee, as Lessor; filed as Exhibit 10.23 to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

10.02*	-
Automated Meter Reading Services Agreement, dated as of March 11, 2005, between Cellnet Technology, Inc. and Laclede Gas; filed as Exhibit 10.1 to Laclede Gas' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005. Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.03*	-
Restated Laclede Gas Supplemental Retirement Benefit Plan, as amended and restated as of January 1, 2005; filed as Exhibit 10.06 to Laclede Gas' Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.04*	-
Laclede Gas Supplemental Retirement Benefit Plan II, effective as of January 1, 2005; filed as Exhibit 10.7 to Laclede Gas' Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.05*	-
Amendment and Restatement of Retirement Plan for Non-Employee Directors of Laclede Gas as of November 1, 2002; filed as Exhibit 10.08c to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

10.06*	-
Amendment to Terms of Retirement Plan for Non-Employee Directors of Laclede Gas as of October 1, 2004; filed as Exhibit 10.2 to Laclede Gas' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.07*	-
Salient Features of Laclede Gas' Deferred Income Plan for Directors and Selected Executives, including amendments adopted by the Board of Directors on July 26, 1990; filed as Exhibit 10.12 to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

10.08*	-
Amendment to Laclede Gas' Deferred Income Plan for Directors and Selected Executives, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.12a to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

10.09*	-
Salient Features of Laclede Gas' Deferred Income Plan II for Directors and Selected Executives (as amended and restated effective as of January 1, 2005); filed as Exhibit 10.1 to Laclede Gas' Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.10*	-
Salient Features of the Company's Deferred Income Plan for Directors and Selected Executives (effective as of January 1, 2005); filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.11*	-
The Company's Deferred Income Plan for Directors and Selected Executives, as Amended and Restated as of January 1, 2015; filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 4, 2014.

10.12*	-	Form of Indemnification Agreement between Laclede Gas and its Directors and Officers; filed as Exhibit 10.13 to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
10.13*	-
The Company's Management Continuity Protection Plan, effective as of January 1, 2005; filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.14*	-	Form of Management Continuity Protection Agreement; filed as Exhibit 10.05a to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.
10.15*	-	The Company's 2011 Management Continuity Protection Plan; filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
10.16*	-	Form of Agreement under the Company's 2011 Management Continuity Protection Plan; filed as Exhibit 10.25a to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
10.17*	-	Restricted Stock Plan for Non-Employee Directors as amended and effective January 29, 2009; filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed December 22, 2008.
10.18*	-	Amendment to Restricted Stock Plan for Non-Employee Directors; filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.
10.19*	-	Form of Non-Qualified Stock Option Award Agreement with Mandatory Retirement Provisions; filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 5, 2004.
10.20*	-	Form of Non-Qualified Stock Option Award Agreement without Mandatory Retirement Provisions; filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 5, 2004.
10.21*	-	The Company's 2002 Equity Incentive Plan; filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
10.22*	-	The Company's 2006 Equity Incentive Plan, as amended effective February 1, 2012; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.23*	-	The Company's Annual Incentive Plan; filed as Appendix 1 to the Company's Definitive Proxy Statement on Schedule 14A filed December 17, 2010.

Exhibit
No.
10.24*	-	The Company's Form of Restricted Stock Award Agreement; filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.
10.25*	-	The Company's Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009.
10.26*	-	The Company's Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011.
10.27*	-	The Company's Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012.
10.28*	-
Severance Benefits Agreement, dated September 1, 2011, between the Company and Suzanne Sitherwood; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.

10.29*	-
First Amendment to the Severance Benefits Agreement, dated August 1, 2014, between the Company and Suzanne Sitherwood; filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

10.30*	-
Performance Contingent Restricted Stock Agreement, dated September 1, 2011, between the Company and Suzanne Sitherwood; filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.

10.31*	-
Restricted Stock Unit Award Agreement, dated September 1, 2011, between the Company and Suzanne Sitherwood; filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.

10.32*	-
Restricted Stock Unit Award Agreement, dated October 1, 2012, between the Company and Steve Lindsey; filed as Ex 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.33*	-
Performance Contingent Restricted Stock Unit Award Agreement, dated October 1, 2012, between the Company and Steve Lindsey; filed as Ex 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.34*	-
Severance Benefits Agreement, dated October 1, 2012, between the Company and Steve Lindsey; filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.35*	-
Note Purchase Agreement, dated August 3, 2012, by and among the Company and the Purchasers listed in Schedule A thereto; filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.36*	-
Laclede Gas Cash Balance Supplemental Retirement Benefit Plan, effective as of January 1, 2009; filed as Exhibit 10.30 to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.37*	-
Amended and Restated Firm (Rate Schedule FT) Transportation Service Agreement between Laclede Energy Resources, Inc. and CenterPoint Energy Gas Transmission Company TSA #1006667; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

10.38*	-
Amended and Restated Storage Service Agreement For Rate Schedule FSS, Contract #3147, dated July 30, 2013, between CenterPoint Energy-Mississippi River Transmission Corporation and Laclede Gas; filed as Exhibit 10.1 to Laclede Gas' Current Report on Form 8-K filed August 2, 2013.

10.39*	-
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3310, dated July 30, 2013, between CenterPoint Energy-Mississippi River Transmission Corporation and Laclede Gas; filed as Exhibit 10.2 to Laclede Gas' Current Report on Form 8-K filed August 2, 2013.

10.40*	-
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3311, dated July 30, 2013, between CenterPoint Energy-Mississippi River Transmission Corporation and Laclede Gas; filed as Exhibit 10.3 to Laclede Gas' Current Report on Form 8-K filed August 2, 2013.

10.41*	-
Purchase and Sale Agreement for Missouri Gas Energy, dated as of December 14, 2012, by and among Southern Union Company, Plaza Missouri Acquisition, Inc. and the Company (solely for purposes of Section 13.19 of the Agreement); filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 17, 2012.

10.42*	-
Purchase and Sale Agreement for New England Gas Company, dated as of December 14, 2012, among Southern Union Company, Plaza Massachusetts Acquisition, Inc. and the Company; filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed December 17, 2012.

10.43*	-
Employee Agreement for Missouri Gas Energy, dated as of December 14, 2012, among Southern Union Company, Plaza Missouri Acquisition, Inc. and the Company; filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed December 17, 2012.

Exhibit
No.
10.44*	-
Employee Agreement for New England Gas Company, dated as of December 14, 2012, among Southern Union Company, Plaza Missouri Acquisition, Inc. and the Company; filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed December 17, 2012.

10.45*	-
Stock Purchase Agreement, dated as of February 11, 2013, by and among the Company, Plaza Massachusetts Acquisition, Inc., and Algonquin Power & Utilities Corp.; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 12, 2013.

10.46*	-
Assignment and Assumption Agreement, dated as of January 11, 2013, by and between Plaza Missouri Acquisition, Inc. and Laclede Gas; filed as Exhibit 99.1 to Laclede Gas' Current Report on Form 8-K filed January 14, 2013.

10.47*	-	Consent to Assignment executed by Southern Union Company dated as of January 11, 2013; filed as Exhibit 99.2 to Laclede Gas' Current Report on Form 8-K filed January 14, 2013.
10.48*	-
Consent Agreement, dated as of February 11, 2013, by and among the Company, Plaza Massachusetts Acquisition, Inc. Southern Union Company and Algonquin Power & Utilities Corp.; filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed February 12, 2013.

10.49*	-
Loan agreement, dated September 3, 2013, among the Company and the several bank parties thereto, including Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association and JPMorgan Chase Bank, N.A. as Co-Syndication Agents; Bank of America, N.A., Fifth Third Bank and Morgan Stanley Bank, N.A., as Co-Documentation Agents; and Wells Fargo Securities LLC, U.S. Bank National Association and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners; and Commerce Bank, UMB Bank, N.A., and Stifel Bank & Trust as the other participating banks; filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

10.50*	-
First Amendment and Waiver to Loan Agreement, dated as of April 28, 2014, among the Company and the several banks parties thereto, including Wells Fargo Bank, National Association as Administrative Agent; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

10.51*	-
First Extension Agreement, dated as of September 3, 2014, to Loan Agreement, dated September 3, 2013, as amended, by and among the Company and the several banks party thereto, including Wells Fargo Bank, National Association, as administrative agent; filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 4, 2014.

10.52*	-
Loan agreement, dated September 3, 2013, among Laclede Gas and the several bank parties thereto, including Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association and JPMorgan Chase Bank, N.A. as Co-Syndication Agents; Bank of America, N.A., Fifth Third Bank and Morgan Stanley Bank, N.A., as Co-Documentation Agents; and Wells Fargo Securities LLC, U.S. Bank National Association and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners; and Commerce Bank, UMB Bank, N.A., and Stifel Bank & Trust as the other participating banks; filed as Exhibit 10.12 to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

10.53*	-
First Extension Agreement, dated as of September 3, 2014, to Loan Agreement, dated September 3, 2013, as amended, by and among Laclede Gas and the several banks party thereto, including Wells Fargo Bank, National Association, as administrative agent; filed as Exhibit 99.3 to Laclede Gas' Current Report on Form 8-K filed September 4, 2014.

10.54*	-
Lease Agreement, dated January 21, 2014, between the Company, as Tenant, and Market 700, LLC, as Landlord; filed as Exhibit 10.1 to Laclede Group, Inc.'s Current Report on Form 8-K filed January 27, 2014.

10.55*	-	Stock Purchase Agreement, dated as of April 5, 2014, between the Company and Energen Corporation; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 7, 2014.
10.56*	-
Commitment Letter, dated April 5, 2014, among the Company and Credit Suisse AG and Wells Fargo Bank, National Association, and their respective affiliates; filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed April 7, 2014.

10.57*	-
First Amendment to the Commitment Letter, dated June 16, 2014, among the Company and Credit Suisse AG and Wells Fargo Bank, National Association, and their respective affiliates; filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 17, 2014.

10.58*	-
2nd Amendment to Commitment Letter, dated August 19, 2014, among the Company and Credit Suisse AG and Wells Fargo Bank, National Association, and their respective affiliates; filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 21, 2014.

10.59	-	The Company's Executive Severance Plan effective January 1, 2015.
12.1	-	Ratio of Earnings to Fixed Charges of the Company.
12.2	-	Ratio of Earnings to Fixed Charges of Laclede Gas.
21	-	Subsidiaries of the Company and Laclede Gas.

Exhibit
No.
23.1	-	Consent of Independent Registered Public Accounting Firm of the Company.
23.2	-	Consent of Independent Registered Public Accounting Firm of Laclede Gas.
31.1	-	Certificates under Rule 13a-14(a) of the CEO and CFO of the Company.
31.2	-	Certificates under Rule 13a-14(a) of the CEO and CFO of Laclede Gas.
32.1	-	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of the Company.
32.2	-	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Laclede Gas.
101.INS	-	XBRL Instance Document. (1)
101.SCH	-	XBRL Taxonomy Extension Schema. (1)
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	-	XBRL Taxonomy Definition Linkbase. (1)
101.LAB	-	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Statements of Consolidated Income and Statements of Income for the years ended September 30, 2014, 2013, and 2012; (iii) Statements of Consolidated Comprehensive Income and Statements of Comprehensive Income for the years ended September 30, 2014, 2013, and 2012; (iv) Consolidated Statements of Common Shareholders' Equity and Statements of Common Shareholder's Equity for the years ended September 30, 2014, 2013, and 2012; (v) Statements of Consolidated Cash Flows and Statements of Cash Flows for the years ended September 30, 2014, 2013, and 2012; (vi) Consolidated Balance Sheets and Balance Sheets at September 30, 2014 and 2013; (vii) Statements of Consolidated Capitalization and Statements of Capitalization at September 30, 2014 and 2013; (viii) Notes to the Consolidated Financial Statements and Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

* Incorporated herein by reference and made a part hereof. The Company File No. 1-16681. Laclede Gas File No. 1-1822.

Bold items reflect management, contract or compensatory plan or arrangement.