Form 10-Q
period 2014-12-31
LACLEDE GROUP INC; ALABAMA GAS CORP; LACLEDE GAS CO
filed 2015-02-04
CIK 1126956, 3146, 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-Q

QUARTERLY REPORT

For the Quarterly Period Ended December 31, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number	Registrant, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 720 Olive Street St. Louis, MO 63101 Telephone Number 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 720 Olive Street St. Louis, MO 63101 Telephone Number 314-342-0500	Missouri	43-0368139
2-38960	Alabama Gas Corporation 2101 6th Avenue North Birmingham, Alabama 35203-8100 Telephone Number 205 326-8100	Alabama	63-0022000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

The Laclede Group, Inc.    Yes [ X ]        No [ ]
Laclede Gas Company    Yes [ X ]        No [ ]
Alabama Gas Corporation    Yes [ X ]        No [ ]

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
Laclede Gas Company    Yes [ X ]        No [ ]
Alabama Gas Corporation    Yes [ X ]        No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
The Laclede Group, Inc.	X
Laclede Gas Company			X
Alabama Gas Corporation			X

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The Laclede Group, Inc.    Yes [ ]        No [ X ]
Laclede Gas Company    Yes [ ]        No [ X ]
Alabama Gas Corporation    Yes [ ]        No [ X ]
The number of shares outstanding of each registrant’s common stock as of January 30, 2015 was as follows:

The Laclede Group, Inc.	Common Stock, par value $1.00 per share	43,295,513
Laclede Gas Company	Common Stock, par value $1.00 per share (all owned by The Laclede Group, Inc.)	24,577
Alabama Gas Corporation	Common Stock, par value $0.01 per share (all owned by the Laclede Group, Inc.)	1,972,052

Laclede Gas Company and Alabama Gas Corporation meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instructions H(2) to Form 10-Q.

This combined Form 10-Q represents separate filings by The Laclede Group, Inc., Laclede Gas Company and Alabama Gas Corporation. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrant, except that information relating to Laclede Gas Company and Alabama Gas Corporation are also attributed to The Laclede Group, Inc.

GLOSSARY OF KEY TERMS

Alagasco	Alabama Gas Corporation or Alabama Utility	ISRS	Infrastructure System Replacement Surcharge
Alabama Utility	Alabama Gas Corporation or Alagasco; the utility serving the Alabama region	LER	Laclede Energy Resources, Inc.
AOC	Administrative Order on Consent	MGE	Missouri Gas Energy
APSC	Alabama Public Service Commission	MGP	Manufactured Gas Plant
ASC	Accounting Standards Codification	Missouri Utilities	Laclede Gas Company, including MGE, the utilities serving the Missouri region
APUC	Algonquin Power and Utilities Corp.	MMBtu	Million British thermal unit
Bcf	Billion cubic feet	MoPSC	Missouri Public Service Commission or MPSC
BVCP	Brownfields/Voluntary Cleanup Program	NCP	National Oil and Hazardous Substances Pollutions Contingency Plan
CCM	Cost Control Mechanism	NEG	New England Gas Company
CERCLA	Comprehensive Environment Response, Compensation and Liability Act	NPL	National Priorities List
Energen	Energen Corporation	NYMEX	New York Mercantile Exchange, Inc.
EPA	US Environmental Protection Agency	O&M	Operations and Maintenance
ESR	Enhanced Stability Reserve	OTCBB	Over-the-counter bulletin board
FASB	Financial Accounting Standards Board	PGA	Purchased Gas Adjustment
FERC	Federal Energy Regulatory Commission	PRP	Potential Responsible Party
GAAP	Accounting principles generally accepted in the United States of America	RSE	Rate Stabilization and Equalization
Gas Utility	Operating segment including the regulated operations of Laclede Gas Company and Alabama Gas Corporation	SEC	US Securities and Exchange Commission
Gas Marketing	Operating segment including Laclede Energy Resources (LER), a subsidiary engaged in the non-regulated marketing of natural gas and related activities	SPA	Stock Purchase Agreement with Energen to purchase 100% of the common shares of Alabama Gas Corporation (Alagasco)
GSA	Gas supply adjustment	Spire	Laclede Group's compressed natural gas fueling solutions business
ICE	ICE Clear Europe	US	United States
Index Range	June Consumer Price Index for All Urban Consumers

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by three separate registrants: The Laclede Group, Inc. (Laclede Group or the Company), Laclede Gas Company (Laclede Gas or Missouri Utility) and Alabama Gas Corporation (Alagasco or Alabama Utility), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in each registrant's respective Form 10-K for the fiscal year or transition period, as applicable, ended September 30, 2014.

Part I-Financial information in the Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of income and comprehensive income, statements of common shareholder's equity and statements of cash flows) for Laclede Group, Laclede Gas and Alagasco. The notes to the financial statements are also included and are presented on a combined basis for the Laclede Group, Laclede Gas and Alagasco. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations are also included and presented on a combined basis.

Item 1. Financial Statements

THE LACLEDE GROUP, INC.
STATEMENTS OF CONDENSED CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended December 31,
($ Millions, Except Per Share Amounts)	2014	2013
Operating Revenues:
Gas utility	$581.4	$435.2
Gas marketing and other	38.2	33.4
Total Operating Revenues	619.6	468.6
Operating Expenses:
Gas utility
Natural and propane gas	304.3	241.8
Other operation and maintenance expenses	97.1	62.3
Depreciation and amortization	32.0	20.0
Taxes, other than income taxes	38.0	28.6
Total Gas Utility Operating Expenses	471.4	352.7
Gas marketing and other	60.9	53.0
Total Operating Expenses	532.3	405.7
Operating Income	87.3	62.9
Other Income – Net	1.4	1.7
Interest Charges:
Interest on long-term debt	17.2	9.7
Other interest charges	2.0	0.8
Total Interest Charges	19.2	10.5
Income Before Income Taxes	69.5	54.1
Income Tax Expense	22.4	18.5
Net Income	$47.1	$35.6

Weighted Average Number of Common Stock Outstanding:
Basic	43.1	32.6
Diluted	43.2	32.6
Basic Earnings Per Share of Common Stock	$1.09	$1.09
Diluted Earnings Per Share of Common Stock	$1.09	$1.09
Dividends Declared Per Share of Common Stock	$0.460	$0.440
See accompanying notes to the financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
($ Millions)	2014	2013
Net Income	$47.1	$35.6
Other Comprehensive (Loss) Income, Before Tax:
Net (losses) gains on cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(5.9)	(1.6)
Reclassification adjustment for (gains) losses included in net income	(0.1)	(1.2)
Net unrealized (losses) gains on cash flow hedging derivative instruments	(6.0)	(2.8)
Defined benefit pension and other postretirement plans:
Amortization of actuarial loss included in net periodic pension and postretirement benefit cost	0.1	0.1
Other Comprehensive Loss, Before Tax	(5.9)	(2.7)
Income Tax Benefit Related to Items of Other Comprehensive Income	(2.2)	(1.0)
Other Comprehensive Loss, Net of Tax	(3.7)	(1.7)
Comprehensive Income	$43.4	$33.9
See accompanying notes to the financial statements.

THE LACLEDE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
($ Millions, Except Per Share Amounts)	2014	2014
ASSETS
Utility Plant	$3,979.7	$3,928.3
Less: Accumulated depreciation and amortization	1,195.3	1,168.6
Net Utility Plant	2,784.4	2,759.7
Non-utility property (net of accumulated depreciation and amortization, $6.9 and $6.7 at December 31, 2014 and September 30, 2014 respectively.)	9.5	9.2
Goodwill	937.8	937.8
Other investments	60.9	60.0
Other Property and Investments	1,008.2	1,007.0
Current Assets:
Cash and cash equivalents	13.4	16.1
Accounts receivable:
Utility	355.4	148.2
Other	76.6	86.5
Allowance for doubtful accounts	(12.0)	(15.9)
Delayed customer billings	14.6	10.8
Inventories:
Natural gas	219.5	245.5
Propane gas	11.9	11.7
Materials and supplies	14.1	13.0
Natural gas receivable	11.1	7.3
Derivative instrument assets	4.0	2.4
Unamortized purchased gas adjustments	60.6	54.0
Prepayments and other	46.9	48.4
Total Current Assets	816.1	628.0
Deferred Charges:
Regulatory assets	615.8	614.3
Other	64.0	65.0
Total Deferred Charges	679.8	679.3
Total Assets	$5,288.5	$5,074.0

THE LACLEDE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	December 31,	September 30,
	2014	2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 70.0 million shares authorized; 43.3 million and 43.2 million shares issued and outstanding, at December 31, 2014 and September 30, 2014, respectively)	$43.3	$43.2
Paid-in capital	1,031.0	1,029.4
Retained earnings	464.6	437.5
Accumulated other comprehensive loss	(5.4)	(1.7)
Total Common Stock Equity	1,533.5	1,508.4
Long-term debt (less current portion)	1,736.3	1,851.0
Total Capitalization	3,269.8	3,359.4
Current Liabilities:
Current portion of long-term debt	114.7	—
Notes payable	397.5	287.1
Accounts payable	221.1	176.7
Advance customer billings	30.9	32.2
Wages and compensation accrued	24.7	36.0
Dividends payable	20.9	19.9
Customer deposits	35.8	34.0
Interest accrued	19.9	15.1
Unamortized purchase gas adjustment	22.1	22.4
Taxes accrued	50.8	63.4
Deferred income taxes	21.1	9.9
Other	122.8	89.1
Total Current Liabilities	1,082.3	785.8
Deferred Credits and Other Liabilities:
Deferred income taxes	394.6	383.8
Pension and postretirement benefit costs	241.7	244.9
Asset retirement obligations	100.3	99.2
Regulatory liabilities	122.9	125.8
Other	76.9	75.1
Total Deferred Credits and Other Liabilities	936.4	928.8
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$5,288.5	$5,074.0

See accompanying notes to the financial statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(UNAUDITED)

($ Millions, Except for Shares and Per Share Amounts)	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount				Total
BALANCE OCTOBER 1, 2013	32,696,836	$32.7	$594.3	$420.1	$(0.8)	$1,046.3
Net income	—	—	—	35.6	—	35.6
Dividend reinvestment plan	8,129	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	0.5	—	—	0.5
Equity Incentive Plan	46,290	0.1	0.3	—	—	0.4
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(1.1)	—	—	(1.1)
Tax benefit – stock compensation	—	—	0.4	—	—	0.4
Dividends declared:
Common stock ($0.44 per share)	—	—		(14.4)	—	(14.4)
Other comprehensive loss, net of tax	—	—	—	—	(1.7)	(1.7)
BALANCE DECEMBER 31, 2013	32,751,255	$32.8	$594.8	$441.3	$(2.5)	$1,066.4

BALANCE OCTOBER 1, 2014	43,178,405	$43.2	$1,029.4	$437.5	$(1.7)	$1,508.4
Net income	—	—	—	47.1	—	47.1
Dividend reinvestment plan	8,199	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	(2.0)	—	—	(2.0)
Equity Incentive Plan	102,534	0.1	2.7	—	—	2.8
Tax benefit – stock compensation	—	—	0.5	—	—	0.5
Dividends declared:
Common stock ($0.46 per share)	—	—		(20.0)		(20.0)
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	(3.7)
BALANCE DECEMBER 31, 2014	43,289,138	$43.3	$1,031.0	$464.6	$(5.4)	$1,533.5

THE LACLEDE GROUP, INC.
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
($ Millions)	2014	2013
Operating Activities:
Net Income	$47.1	$35.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	32.3	20.2
Other – net	13.9	(0.9)
Changes in assets and liabilities:
Accounts receivable – net	(187.4)	(157.6)
Unamortized purchased gas adjustments	(6.6)	7.6
Deferred purchased gas costs	0.1	23.1
Accounts payable	49.9	25.2
Delayed/advanced customer billings - net	(3.8)	(7.7)
Taxes accrued	(12.8)	3.4
Natural gas	26.0	28.7
Other assets and liabilities	7.2	6.7
Net cash used in operating activities	(34.1)	(15.7)
Investing Activities:
Capital expenditures	(60.0)	(34.6)
Other	(0.6)	(0.7)
Proceeds from sale of right to acquire New England Gas Company	—	11.0
Net cash used in investing activities	(60.6)	(24.3)
Financing Activities:
Net Issuance of short-term debt	110.4	19.5
Issuance of common stock	1.7	0.8
Dividends paid	(19.0)	(13.9)
Other	(1.1)	15.1
Net cash provided by financing activities	92.0	21.5
Net Decrease in Cash and Cash Equivalents	(2.7)	(18.5)
Cash and Cash Equivalents at Beginning of Period	16.1	53.0
Cash and Cash Equivalents at End of Period	$13.4	$34.5

Supplemental disclosure of cash flow information:
Interest paid	$13.3	$8.9
Income taxes refunded	(7.4)	(2.3)

See accompanying notes to the financial statements.

LACLEDE GAS COMPANY
STATEMENTS OF CONDENSED INCOME
(UNAUDITED)

	Three Months Ended December 31,
($ Millions)	2014	2013
Operating Revenues:
Utility	$462.4	$435.2
Total Operating Revenues	462.4	435.2
Operating Expenses:
Utility
Natural and propane gas	283.4	261.6
Other operation and maintenance expenses	64.8	62.5
Depreciation and amortization	20.2	20.0
Taxes, other than income taxes	29.2	28.6
Total Utility Operating Expenses	397.6	372.7
Other	—	0.2
Total Operating Expenses	397.6	372.9
Operating Income	64.8	62.3
Other Income – Net	0.9	1.7
Interest Charges:
Interest on long-term debt	8.3	9.5
Other interest charges	1.0	0.8
Total Interest Charges	9.3	10.3
Income Before Income Taxes	56.4	53.7
Income Tax Expense	17.4	18.4
Net Income	$39.0	$35.3

See accompanying notes to the financial statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
($ Millions)	2014	2013
Net Income	$39.0	$35.3
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging loss arising during the period	(1.4)	—
Reclassification adjustment for losses (gains) included in net income	0.1	(0.1)
Net unrealized (losses) on cash flow hedging derivative instruments	(1.3)	(0.1)
Defined benefit pension and other postretirement plans:
Amortization of actuarial loss included in net periodic pension and postretirement benefit cost	0.1	0.1
Other Comprehensive Loss, Before Tax	(1.2)	—
Income Tax Benefit Related to Items of Other Comprehensive Income	(0.4)	—
Other Comprehensive Loss, Net of Tax	(0.8)	—
Comprehensive Income	$38.2	$35.3

See accompanying notes to the financial statements.

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
($ Millions, Except for Shares and Per Share Amounts)	2014	2014
ASSETS
Utility Plant	$2,439.5	$2,403.3
Less: Accumulated depreciation and amortization	558.2	542.3
Net Utility Plant	1,881.3	1,861.0
Goodwill	210.2	210.2
Other Property and Investments	56.6	55.7
Total Other Property and Investments	266.8	265.9
Current Assets:
Cash and cash equivalents	5.9	3.7
Accounts receivable:
Utility	262.0	111.1
Other	19.4	19.2
Allowance for doubtful accounts	(7.7)	(10.7)
Delayed customer billings	14.6	10.8
Receivables from associated companies	4.0	11.4
Inventories:
Natural gas	167.5	191.1
Propane gas	12.0	11.7
Materials and supplies	9.0	7.8
Unamortized purchased gas adjustments	60.6	54.0
Prepayments and other	32.4	33.5
Total Current Assets	579.7	443.6
Deferred Charges:
Regulatory assets	526.9	523.7
Other	8.7	10.8
Total Deferred Charges	535.6	534.5
Total Assets	$3,263.4	$3,105.0

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	December 31,	September 30,
	2014	2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 50,000 authorized; 24,577 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively)	$0.1	$0.1
Paid-in capital	745.3	744.0
Retained earnings	284.7	265.6
Accumulated other comprehensive loss	(2.7)	(1.9)
Total Common Stock Equity	1,027.4	1,007.8
Long-term debt	808.0	807.9
Total Capitalization	1,835.4	1,815.7
Current Liabilities:
Notes payable	319.5	238.6
Accounts payable	107.3	70.1
Accounts payable – associated companies	9.8	6.0
Advance customer billings	13.2	15.5
Wages and compensation accrued	19.5	30.3
Dividends payable	19.9	19.0
Customer deposits	15.2	14.8
Interest accrued	9.7	8.1
Taxes accrued	34.5	43.9
Deferred income taxes	20.9	11.3
Other	51.9	30.6
Total Current Liabilities	621.4	488.2
Deferred Credits and Other Liabilities:
Deferred income taxes	406.5	399.8
Pension and postretirement benefit costs	211.1	215.3
Asset retirement obligations	72.1	71.2
Regulatory liabilities	70.9	72.1
Other	46.0	42.7
Total Deferred Credits and Other Liabilities	806.6	801.1
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$3,263.4	$3,105.0

See accompanying notes to the financial statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(UNAUDITED)

($ Millions, Except for Shares)	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount				Total
BALANCE OCTOBER 1, 2013	24,549	$0.1	$738.1	$237.8	$(2.1)	$973.9
Net income	—	—	—	35.3	—	35.3
Stock-based compensation costs	—	—	0.4	—	—	0.4
Tax benefit – stock compensation	—	—	0.4	—	—	0.4
Dividends declared:						—
Common stock	—	—	—	(14.4)	—	(14.4)
Issuance of common stock to Laclede	9	—	0.4	—	—	0.4
BALANCE DECEMBER 31, 2013	24,558	$0.1	$739.3	$258.7	$(2.1)	$996.0

BALANCE October 1, 2014	24,577	$0.1	$744.0	$265.6	$(1.9)	$1,007.8
Net income	—	—	—	39.0	—	39.0
Stock-based compensation costs	—	—	0.9	—	—	0.9
Tax benefit – stock compensation	—	—	0.4	—	—	0.4
Dividends declared:						—
Common stock	—	—	—	(19.9)	—	(19.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	(0.8)
BALANCE DECEMBER 31, 2014	24,577	$0.1	$745.3	$284.7	$(2.7)	$1,027.4

LACLEDE GAS COMPANY
STATEMENTS OF CONDENSED CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
($ Millions)	2014	2013
Operating Activities:
Net Income	$39.0	$35.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.3	20.0
Other – net	5.9	(3.2)
Changes in assets and liabilities:
Accounts receivable – net	(146.8)	(168.5)
Unamortized purchased gas adjustments	(6.7)	7.6
Deferred purchased gas costs	0.1	23.1
Accounts payable	46.9	38.9
Delayed/advance customer billings - net	(6.0)	(7.7)
Taxes accrued	(9.3)	9.3
Natural gas	23.7	29.1
Other assets and liabilities	17.3	11.4
Net cash used in operating activities	(15.6)	(4.7)
Investing Activities:
Capital expenditures	(43.9)	(34.0)
Other	(0.4)	(0.7)
Net cash used in investing activities	(44.3)	(34.7)
Financing Activities:
Issuance of short-term debt — net	80.8	19.5
Borrowings from Laclede Group	6.4	19.7
Repayment of borrowings from Laclede Group	(6.4)	(18.5)
Dividends paid	(19.0)	(13.9)
Issuance of common stock to Laclede Group	—	0.4
Other	0.3	16.2
Net cash provided by financing activities	62.1	23.4
Net Increase (Decrease) in Cash and Cash Equivalents	2.2	(16.0)
Cash and Cash Equivalents at Beginning of Period	3.7	23.9
Cash and Cash Equivalents at End of Period	$5.9	$7.9

Supplemental disclosure of cash flow information:
Interest paid	$4.0	$8.7
Income taxes paid (refunded)	—	(1.3)

See accompanying notes to the financial statements.

ALABAMA GAS CORPORATION
STATEMENTS OF CONDENSED INCOME
(UNAUDITED)

	Three Months Ended December 31,
($ Millions)	2014	2013
Operating Revenues:
Utility	$120.0	$142.8
Total Operating Revenues	120.0	142.8
Operating Expenses:
Utility
Natural and propane gas	46.4	52.0
Other operation and maintenance expenses	32.6	35.5
Depreciation and amortization	11.8	11.2
Taxes, other than income taxes	8.8	9.3
Total Utility Operating Expenses	99.6	108.0
Total Operating Expenses	99.6	108.0
Operating Income	20.4	34.8
Other Income and – Net	0.4	0.7
Interest Charges:
Interest on long-term debt	3.2	3.2
Other interest charges	0.6	0.7
Total Interest Charges	3.8	3.9
Income Before Income Taxes	17.0	31.6
Income Tax Expense	6.4	11.8
Net Income and Comprehensive Income	$10.6	$19.8

See accompanying notes to the financial statements.

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
($ Millions, Except Per Share Amounts)	2014	2014
ASSETS
Utility Plant	$1,540.1	$1,525.1
Less: Accumulated depreciation and amortization	637.0	626.4
Net Utility Plant	903.1	898.7
Current Assets:
Cash and cash equivalents	3.3	5.6
Accounts receivable:
Utility	93.4	39.0
Other	5.8	5.1
Allowance for doubtful accounts	(4.3)	(5.1)
Inventories:
Natural gas	43.6	48.0
Materials and supplies	5.0	5.1
Regulatory assets	8.6	8.8
Deferred income taxes	2.3	2.3
Prepayments and other	2.3	1.6
Total Current Assets	160.0	110.4
Deferred Charges:
Regulatory assets	88.9	90.6
Deferred income taxes	272.9	277.8
Other	47.2	47.1
Total Deferred Charges	409.0	415.5
Total Assets	$1,472.1	$1,424.6

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	December 31,	September 30,
	2014	2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively)	$—	$—
Paid-in capital	503.9	503.9
Retained earnings	356.3	345.7
Total Common Stock Equity	860.2	849.6
Long-term debt	135.0	249.8
Total Capitalization	995.2	1,099.4
Current Liabilities:
Current portion of long-term debt	114.7	—
Notes payable	21.5	16.0
Accounts payable	51.6	34.2
Accounts payable – associated companies	1.2	0.4
Advance customer billings	38.3	35.8
Wages and compensation accrued	5.2	5.7
Interest accrued	3.5	3.9
Taxes accrued	28.4	30.0
Regulatory liabilities	75.3	63.1
Deferred income taxes	1.6	—
Other	6.8	6.8
Total Current Liabilities	348.1	195.9
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	30.6	29.6
Asset retirement obligations	28.1	27.7
Regulatory liabilities	51.9	53.7
Other	18.2	18.3
Total Deferred Credits and Other Liabilities	128.8	129.3
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$1,472.1	$1,424.6

See accompanying notes to the financial statements.

ALABAMA GAS CORPORATION
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(UNAUDITED)

($ Millions, Except for Shares)	Common Stock Issued		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
BALANCE OCTOBER 1, 2013	1,972,052	$—	$34.5	$330.3	$364.8
Net income	—	—	—	19.8	19.8
BALANCE DECEMBER 31, 2013	1,972,052	$—	$34.5	$350.1	$384.6

BALANCE October 1, 2014	1,972,052	$—	$503.9	$345.7	$849.6
Net income	—	—	—	10.6	10.6
BALANCE DECEMBER 31, 2014	1,972,052	$—	$503.9	$356.3	$860.2

ALABAMA GAS CORPORATION
STATEMENTS OF CONDENSED CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
($ Millions)	2014	2013
Operating Activities:
Net Income	$10.6	$19.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.8	11.2
Other – net	6.6	10.3
Changes in assets and liabilities:
Accounts receivable – net	(41.9)	(43.8)
Accounts payable	17.7	13.7
Advance customer billings	2.3	3.6
Taxes accrued	(1.6)	(2.0)
Natural gas	4.4	6.7
Other assets and liabilities	(2.8)	(8.6)
Net cash provided by operating activities	7.1	10.9
Investing Activities:
Capital expenditures	(15.5)	(19.0)
Other	(0.2)	1.6
Net cash used in investing activities	(15.7)	(17.4)
Financing Activities:
Issuance of short-term debt — net	5.5	1.0
Borrowings from Laclede Group	0.8	—
Net cash provided by financing activities	6.3	1.0
Net Decrease in Cash and Cash Equivalents	(2.3)	(5.5)
Cash and Cash Equivalents at Beginning of Period	5.6	8.5
Cash and Cash Equivalents at End of Period	$3.3	$3.0

Supplemental disclosure of cash flow information:
Interest paid	$3.7	$3.8
Income taxes paid	—	5.3

See accompanying notes to the financial statements.

THE LACLEDE GROUP, INC., LACLEDE GAS COMPANY AND ALABAMA GAS CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
($ in millions, except per share and per gallon amounts)
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - These notes are an integral part of the accompanying unaudited financial statements of The Laclede Group, Inc. (Laclede Group or the Company), as well as Laclede Gas Company (Laclede Gas or the Missouri Utility) and Alabama Gas Corporation (Alagasco or the Alabama Utility). Laclede Gas and Alagasco are 100% owned subsidiaries of the Company. Collectively, Laclede Gas and Alagasco are referred to as the Utilities and Laclede Gas and Missouri Gas Energy (MGE) are referred to as the Missouri Utilities. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. In the opinion of management the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to the Financial Statements contained in the Company’s, Laclede Gas' and Alagasco's Form 10-K's for the fiscal year or transition period, as applicable, ended September 30, 2014, respectively.
The consolidated financial position, results of operations, and cash flows of Laclede Group are primarily derived from the financial position, results of operations, and cash flows of the Utilities. In compliance with GAAP, transactions between the Utilities and their affiliates, as well as intercompany balances on the Utilities' Balance Sheets, have not been eliminated from the Utilities' financial statements. As a result of the Company's August 31, 2014 acquisition of Alagasco, the Company's results of operations for the three months ended December 31, 2014 includes Alagasco, which impacts the comparability of the current year financial statements to prior years. For a further discussion of the acquisition, see Note 2, Alagasco Acquisition.
The Missouri Utilities and Alagasco are regulated natural gas distribution utilities, each having a seasonal cycle. As a result, these interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the Utilities, Laclede Group’s earnings are typically concentrated during the heating season of November through April each fiscal year.
NATURE OF OPERATIONS - The Company, headquartered in St. Louis, Missouri, is a public utility holding company. It has three operating segments: Gas Utility, Gas Marketing and Other. The Gas Utility segment is comprised of the operations of the Missouri Utility and the Alabama Utility and serves St. Louis and eastern Missouri through legacy Laclede Gas, serves Kansas City and western Missouri through MGE and serves central and northern Alabama through Alagasco. Laclede Group’s primary non-utility business, Laclede Energy Resources, Inc. (LER), included in the Gas Marketing segment, provides non-regulated natural gas services. The activities of other subsidiaries are described in Note 9, Information by Operating Segment, and are included in the Other column. The Laclede Group's earnings are primarily derived from its Gas Utility segment.
REVENUE RECOGNITION - The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities records their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at December 31, 2014 and September 30, 2014 for Laclede Gas were $102.2 and $29.4, respectively.
Alagasco records natural gas distribution revenues in accordance with the tariff established by the Alabama Public Service Commission (APSC). The margin and gas costs on service delivered to cycle customers but not yet billed are recorded in current assets as accounts receivable with a corresponding regulatory liability. Gas imbalances are settled on a monthly basis. Alagasco had no material imbalances at December 31, 2014 and September 30, 2014.
Laclede Group's other subsidiaries, including LER, record revenues when earned, either when the product is delivered or when services are performed.
In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.” Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of LER’s wholesale purchase and sale transactions entered on or after January 1, 2012 are classified as trading activities for financial reporting purposes. Under GAAP, revenues and expenses associated with trading activities are presented on a net basis in Gas

Marketing Operating Revenues in the Statements of Consolidated Income. This net presentation has no effect on operating income or net income.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with the Utilities' services are imposed on the Utilities and billed to customers. These amounts are recorded gross in the Operating Revenues line in the Company's Statements of Condensed Consolidated Income and the Utilities' Statements of Condensed Income. Amounts recorded in Laclede Group operating revenues for the three months ended December 31, 2014 and 2013 were $27.7 and $19.9, respectively. Amounts recorded in Laclede Gas operating revenues for the three months ended December 31, 2014 and 2013 were $21.9 and $19.9, respectively. Amounts recorded in Alagasco operating revenues for the three months ended December 31, 2014 and 2013 were $5.8 and $6.4, respectively. Gross receipts taxes are expensed by the Utilities and are included in the Taxes, other than income taxes line in the Company's Statements of Condensed Consolidated Income and the Utilities' Statements of Condensed Income.
REGULATED OPERATIONS - The Utilities account for their regulated operations in accordance with FASB ASC Topic 980, “Regulated Operations.” This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. See additional discussion on regulated operations in Note 4, Regulatory Matters.
TRANSACTIONS WITH AFFILIATES - Transactions with associated companies include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and propane transportation services provided by Laclede Pipeline Company to Laclede Gas. For the quarters ended December 31, 2014 and 2013, sales of natural gas from Laclede Gas to LER were $1.0 and $0.1, respectively. Sales of natural gas from LER to Laclede Gas during the quarters ended December 31, 2014 and 2013 were $25.3 and $19.5, respectively. Transportation services provided by Laclede Pipeline Company to Laclede Gas during both the quarters ended December 31, 2014 and 2013 totaled $0.3. Transactions between the Company and its affiliates have been eliminated from the consolidated financial statements of Laclede Group.
GOODWILL - Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. The following table represents total goodwill of Laclede Group and Laclede Gas:

($ Millions)	Laclede Group		Laclede Gas
Acquisition	December 31, 2014	September 30, 2014	December 31, 2014	September 30, 2014
MGE	$210.2	$210.2	$210.2	$210.2
Alagasco	727.6	727.6	—	—
Total	$937.8	$937.8	$210.2	$210.2
Alagasco has no goodwill on its balance sheet because push down accounting was not applied. As part of the Alagasco acquisition, the Company initially recorded $727.6 of goodwill.
UTILITY PLANT - Laclede Gas recorded accruals for capital expenditures totaling $2.5 and $3.0 as of December 31, 2014 and September 30, 2014. Alagasco recorded accruals for capital expenditures totaling $4.8 and $5.0 at December 31, 2014 and September 30, 2014.
REVISIONS TO PRIOR FINANCIAL STATEMENTS - In the Alagasco Statements of Shareholder’s Equity in prior periods, $31.7 was misclassified between common stock and paid-in capital, with no impact on total shareholder’s equity. The prior period balances have been corrected in this filing. Also, certain current and noncurrent assets and liabilities in the prior period have been adjusted to conform with the current period presentation for Laclede Group, Laclede Gas and Alagasco.
NEW ACCOUNTING PRONOUNCEMENT - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This standard is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principles-based approach to the recognition of revenue. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The standard outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after

December 15, 2016, with early adoption not permitted. The Company, Laclede Gas and Alagasco have not yet selected a transition method nor determined the impact, if any, of the standard on their ongoing financial conditions and results of operations.

2. ALAGASCO ACQUISITION
The Company completed the acquisition of 100% of the common stock of Alagasco (Alagasco Transaction) from Energen Corporation (Energen) for $1,600.0, including cash and assumed debt. The acquisition date (Closing Date) was September 2, 2014, with an effective time under the Stock Purchase Agreement (SPA) of 11:59 p.m. on August 31, 2014. Under the terms of the SPA, the Company acquired 100% of Alagasco's common stock, representing all of the issued and outstanding stock of Alagasco. The Alagasco Transaction was subject to certain post-closing adjustments for cash, indebtedness and working capital as discussed below. Total cash consideration paid, net of cash acquired and debt assumed, at closing was $1,305.2. The Company and Energen agreed to the final reconciliation of net assets and $8.6 was paid by the Company to Energen on January 6, 2015.
The payment of funds in January 2015 effectively increased the Company's purchase price for Alagasco, net of cash acquired and debt assumed, to $1,313.8 and increased goodwill related to the transaction to $736.2. The Alagasco Transaction was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations.” The Company determined that the Alagasco Transaction met the scope exceptions for pushdown accounting, and as such the excess consideration transferred over the fair value of assets acquired was recorded at Laclede Group. The Company and Energen made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the Alagasco Transaction as a deemed purchase and sale of assets for tax purposes. As a result, the existing deferred tax assets and liabilities were re-measured as of the Closing Date.

3. EARNINGS PER COMMON SHARE

	Three Months Ended December 31,
(Millions, except per share amounts)	2014	2013
Basic EPS:
Net Income	$47.1	$35.6
Less: Income allocated to participating securities	0.2	0.2
Net Income Available to Common Shareholders	$46.9	$35.4

Weighted Average Shares Outstanding	43.1	32.6

Basic Earnings Per Share of Common Stock	$1.09	$1.09

Diluted EPS:
Net Income	$47.1	$35.6
Less: Income allocated to participating securities	0.2	0.2
Net Income Available to Common Shareholders	$46.9	$35.4

Weighted Average Shares Outstanding	43.1	32.6
Dilutive Effect of Stock Options, Restricted Stock and Restricted Stock Units	0.1	—
Weighted Average Diluted Shares	43.2	32.6

Diluted Earnings Per Share of Common Stock	$1.09	$1.09
Restricted stock and stock units subject to performance or market conditions were 0.4 and 0.3 for the three months ended December 31, 2014 and 2013 respectively. Laclede Group's 2014 2.0% Series Equity Units issued in June 2014 are potentially dilutive securities, but were excluded from the calculation of diluted EPS for the quarter ended December 31, 2014 in the table above.

4. REGULATORY MATTERS
Laclede Gas and Alagasco account for regulated operations in accordance with FASB ASC Topic 980, "Regulated Operations." This Topic sets forth the application of GAAP for those companies whose rates are established by regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts received that are expected to be incurred in the future (regulatory liabilities).
The following regulatory assets and regulatory liabilities were reflected in the Company's Condensed Consolidated Balance Sheets, Laclede Gas' Balance Sheets, and Alagasco's Balance Sheets as of December 31, 2014 and September 30, 2014, respectively. Unamortized Purchased Gas Adjustments are also included below, which are listed in the current assets section of each respective balance sheet.

	Laclede Group		Laclede Gas		Alagasco
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
($ Millions)	2014	2014	2014	2014	2014	2014
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$21.4	$21.4	$15.0	$15.0	$6.4	$6.4
Unamortized purchased gas adjustments	60.6	54.0	60.6	54.0	—	—
Other	5.2	5.4	3.0	3.0	2.2	2.4
Total Regulatory Assets (current)	87.2	80.8	78.6	72.0	8.6	8.8
Non-current:
Future income taxes due from customers	121.3	117.0	121.3	117.0	—	—
Pension and postretirement benefit costs	426.1	431.5	361.6	365.4	64.5	66.1
Rate recovery of asset removal cost	2.3	2.8	—	—	2.3	2.8
Accretion and depreciation of asset retirement obligations	18.8	18.4	—	—	18.8	18.4
Enhanced stability reserve	3.3	3.3	—	—	3.3	3.3
Purchased gas costs	4.2	4.3	4.2	4.3	—	—
Compensated absences	8.2	8.2	8.2	8.2	—	—
Other	31.6	28.8	31.6	28.8	—	—
Total Regulatory Assets (non-current)	615.8	614.3	526.9	523.7	88.9	90.6
Total Regulatory Assets	$703.0	$695.1	$605.5	$595.7	$97.5	$99.4

Regulatory Liabilities:
Current:
RSE adjustment	$17.0	$19.8	$—	$—	$17.0	$19.8
Unbilled service margin	20.8	5.2	—	—	20.8	5.2
Pension and postretirement benefit costs	2.3	2.3	—	—	2.3	2.3
Refundable negative salvage	13.1	13.4	—	—	13.1	13.4
Gas Supply Adjustment	22.1	22.4	—	—	22.1	22.4
Other	0.6	0.6	0.6	0.6	—	—
Total Regulatory Liabilities (current)	75.9	63.7	0.6	0.6	75.3	63.1
Non-current:
Unamortized investment tax credits	2.6	2.7	2.6	2.7	—	—
Postretirement liabilities	25.6	26.2	—	—	25.6	26.2
Refundable negative salvage	25.6	26.8	—	—	25.6	26.8
Asset retirement obligation
Accrued cost of removal	59.3	60.5	59.3	60.5	—	—
Other	9.8	9.6	9.0	8.9	0.7	0.7
Total Regulatory Liabilities (non-current)	122.9	125.8	70.9	72.1	51.9	53.7
Total Regulatory Liabilities	$198.8	$189.5	$71.5	$72.7	$127.2	$116.8
Regulatory assets are expected to be recovered in rates charged to customers.

A portion of the Company's and Laclede Gas' regulatory assets are not earning a return and are shown in the schedule below:

	Laclede Group		Laclede Gas
	December 31,	September 30,	December 31,	September 30,
($ Millions)	2014	2014	2014	2014
Regulatory Assets Not Earning a Return:
Future income taxes due from customers	$121.3	$117.0	$121.3	$117.0
Pension and postretirement benefit costs	277.7	240.9	277.7	240.9
Compensated absences	8.2	8.2	8.2	8.2
Other	7.4	7.8	7.4	7.8
Total Regulatory Assets Not Earning a Return	$414.6	$373.9	$414.6	$373.9
These regulatory assets are expected to be recovered from customers in future rates. The Company and Laclede Gas expect these items to be recovered over a period not to exceed 15 years consistent with precedent set by the Missouri Public Service Commission (MoPSC). The portion of regulatory assets related to pensions and other postemployment benefits that pertains to unfunded differences between the projected benefit obligation and plan assets also does not earn a rate of return. Alagasco does not have any regulatory assets that are not earning a return.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Laclede Group
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for the Company are as follows:

			Classification of Estimated Fair Value
($ Millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2014
Cash and cash equivalents	$13.4	$13.4	$13.4	$—	$—
Short-term debt	397.5	397.5	—	397.5	—
Long-term debt, including current portion	1,851.0	1,975.0	—	1,975.0	—

As of September 30, 2014
Cash and cash equivalents	$16.1	$16.1	$16.1	$—	$—
Short-term debt	287.1	287.1	—	287.1	—
Long-term debt	1,851.0	1,937.3	—	1,937.3	—

Laclede Gas
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Laclede Gas are as follows:

			Classification of Estimated Fair Value
($ Millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2014
Cash and cash equivalents	$5.9	$5.9	$5.9	$—	$—
Short-term debt	319.5	319.5	—	319.5	—
Long-term debt	808.0	892.2	—	892.2	—

As of September 30, 2014
Cash and cash equivalents	$3.7	$3.7	$3.7	$—	$—
Short-term debt	238.6	238.6	—	238.6	—
Long-term debt	807.9	876.2	—	876.2	—

Alagasco
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Alagasco are as follows:

			Classification of Estimated Fair Value
($ Millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2014
Cash and cash equivalents	$3.3	$3.3	$3.3	$—	$—
Short-term debt	21.5	21.5	—	21.5	—
Long-term debt, including current portion	249.7	268.8	—	268.8	—

As of September 30, 2014
Cash and cash equivalents	$5.6	$5.6	$5.6	$—	$—
Short-term debt	16.0	16.0	—	16.0	—
Long-term debt	249.8	266.4	—	266.4	—

6. FAIR VALUE MEASUREMENTS
Laclede Group
The following table for the Company categorizes the assets and liabilities in the Condensed Consolidated Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition:

($ Millions)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2014
ASSETS
Gas Utility
U. S. Stock/Bond Mutual Funds	$16.3	$3.9	$—	$—	$20.2
Subtotal	16.3	3.9	—	—	20.2
Gas Marketing
NYMEX Natural gas contracts	5.4	1.0	—	(4.3)	2.1
Natural gas commodity contracts	—	4.1	0.2	(0.3)	4.0
Total	$21.7	$9.0	$0.2	$(4.6)	$26.3
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$19.4	$—	$—	$(19.4)	$—
OTCBB natural gas contracts	—	19.5	—	—	$19.5
NYMEX gasoline and heating oil contracts	1.3	—	—	(1.3)	—
Subtotal	20.7	19.5	—	(20.7)	19.5
Gas Marketing
NYMEX natural gas contracts	3.4	4.5	—	(7.9)	—
Natural gas commodity contracts	—	1.1	—	(0.3)	0.8
Total	$24.1	$25.1	$—	$(28.9)	$20.3

As of September 30, 2014
ASSETS
Gas Utility
U. S. Stock/Bond Mutual Funds	$15.7	$3.9	$—	$—	$19.6
NYMEX Natural gas contracts	2.4	—	—	(2.4)	—
OTCBB Natural gas contracts	—	0.1		(0.1)	—
Subtotal	18.1	4.0	—	(2.5)	19.6
Gas Marketing
NYMEX Natural gas contracts	1.0	1.2	—	(1.8)	0.4
Natural gas commodity contracts		$2.7	0.2	$(0.2)	2.7
Total	$19.1	$7.9	$0.2	$(4.5)	$22.7
LIABILITIES
Gas Utility
NYMEX/ICE Natural gas contracts	$5.2	$—	$—	$(5.2)	—
OTCBB Natural gas contracts	—	4.1	—	(0.1)	4.0
Gasoline and heating oil contracts	0.2	—	—	(0.2)	—
Subtotal	5.4	4.1	—	(5.5)	4.0
Gas Marketing
NYMEX Natural gas contracts	1.1	0.7	—	(1.8)	—
Natural gas commodity contracts	—	0.7	—	(0.2)	0.5
Total	$6.5	$5.5	$—	$(7.5)	$4.5

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities. The mutual funds included in Level 2 are valued based on quoted market price of the identical securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using Over The Counter Bulletin Board (OTCBB), broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Company’s and Utilities' policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
There were no material Level 3 beginning and ending net derivative balances for the Company.
The mutual funds are included in the Other investments line of the Condensed Consolidated Balance Sheets for the Company. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Condensed Consolidated Balance Sheets for the Company, when a legally enforceable netting agreement exists between the Company and the counterparty to a derivative contract.
Laclede Gas
The following table categorizes the assets and liabilities in the Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

($ Millions)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2014
ASSETS
U. S. Stock/Bond Mutual Funds	$16.3	$3.9	$—	$—	$20.2
Total	16.3	3.9	—	—	20.2
LIABILITIES
NYMEX natural gas contracts	19.4	—	—	(19.4)	—
OTCBB natural gas contracts	—	19.5	—	—	19.5
Gasoline and heating oil contracts	1.3	—	—	(1.3)	—
Total	$20.7	$19.5	$—	$(20.7)	$19.5

As of September 30, 2014
ASSETS
U. S. Stock/Bond Mutual Funds	$15.7	$3.9	$—	$—	$19.6
NYMEX natural gas contracts	2.4	—	—	(2.4)	—
OTCBB natural gas contracts	—	0.1		(0.1)	—
Total	18.1	4.0	—	(2.5)	19.6
LIABILITIES
NYMEX/ICE Natural gas contracts	5.2	—	—	(5.2)	—
OTCBB Natural gas contracts	—	4.1	—	(0.1)	4.0
NYMEX Gasoline and heating oil contracts	0.2	—	—	(0.2)	—
Total	$5.4	$4.1	$—	$(5.5)	$4.0
The mutual funds included in Level 1 are valued based on exchange-quoted market prices of identical securities. Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX.
The mutual funds included in Level 2 are valued based on quoted market price of the identical securities. Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using OTCBB, broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Laclede Gas' policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

The mutual funds are included in the Other investments line of the Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Balance Sheets when a legally enforceable netting agreement exists between Laclede Gas and the counterparty to a derivative contract.
Alagasco
Alagasco has no financial instruments accounted for at fair value at December 31, 2014 or September 30, 2014.
7. CONCENTRATIONS OF CREDIT RISK
A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $8.0 at December 31, 2014. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $4.5. Accounts receivable attributable to utility companies and their marketing affiliates comprised $16.9 of total accounts receivable at December 31, 2014, while net receivable amounts from these customers, reflecting netting arrangements, were $15.0. LER also has concentrations of credit risk with certain individually significant counterparties. At December 31, 2014, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure) were $12.6. Four of the five counterparties are either investment-grade rated or owned by investment-grade rated companies. The fifth is not rated. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $11.8. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

This footnote includes all pension plans of the Company whether historical plans or those acquired as part of the purchase of certain assets and liabilities of MGE on September 1, 2013 or those acquired in the Alagasco Transaction on August 31, 2014. The net pension and postretirement obligations were re-measured at the applicable acquisition dates as well as at the fiscal year end.
Pension Plans
The pension plans of Laclede Group consist of plans for employees at the Missouri Utilities and plans covering employees of Alagasco.
The Missouri Utilities have non-contributory, defined benefit, trusteed forms of pension plans covering the majority of their employees. Plan assets consist primarily of corporate and US government obligations and a growth segment consisting of exposure to equity markets, commodities, real estate and inflation-indexed securities, achieved through derivative instruments and investments in diversified mutual funds.
Alagasco has non-contributory, defined benefit, trusteed forms of pension plans covering the majority of its employees. Qualified plan assets are comprised of United States equities consisting of mutual and commingled funds with varying strategies, global equities consisting of mutual funds, alternative investments of limited partnerships and commingled and mutual funds, and fixed income investments.

The net periodic pension cost for the Company included the following components:

($ Millions)	Three Months Ended December 31,
Laclede Group	2014	2013
Service cost – benefits earned during the period	$4.3	$2.4
Interest cost on projected benefit obligation	7.5	6.0
Expected return on plan assets	(9.4)	(6.6)
Amortization of prior service cost and other	0.1	0.1
Amortization of prior regulatory assets and liabilities	1.5	—
Amortization of actuarial loss	1.9	1.8
Sub-total	5.9	3.7
Regulatory adjustment	3.4	2.9
Net pension cost	$9.3	$6.6

The net periodic pension cost for Laclede Gas included the following components:

($ Millions)	Three Months Ended December 31,
Laclede Gas	2014	2013
Service cost – benefits earned during the period	$2.8	$2.4
Interest cost on projected benefit obligation	5.9	6.0
Expected return on plan assets	(7.3)	(6.6)
Amortization of prior service cost and other	0.1	0.1
Amortization of actuarial loss	1.9	1.8
Sub-total	3.4	3.7
Regulatory adjustment	3.4	2.9
Net pension cost	$6.8	$6.6

The net periodic pension cost for Alagasco included the following components:

($ Millions)	Three Months Ended December 31,
Alagasco	2014	2013
Service cost – benefits earned during the period	$1.5	$2.1
Interest cost on projected benefit obligation	1.6	1.7
Expected return on plan assets	(2.1)	(2.2)
Amortization of prior regulatory assets and liabilities	1.5	—
Amortization of actuarial loss	—	1.3
Settlement charge	—	0.8
Sub-total	2.5	3.7
Regulatory adjustment	—	—
Net pension cost	$2.5	$3.7
Pursuant to the provisions of the Missouri Utilities' and Alagasco's pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a MoPSC Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs in a specific year. Lump-sum payments during the three months ended December 31, 2014 were $0.9 for the Missouri Utilities and $1.0 for Alagasco.
The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2015 contributions to Laclede Gas' pension plans through December 31, 2014 were $5.4 to the qualified trusts and $0.1 to the non-qualified plans. There were no fiscal 2015 contributions to the Alagasco pension plans through December 31, 2014.

Contributions to the Missouri Utilities' pension plans for the remaining nine months of fiscal 2015 are anticipated to be approximately $21.0 to the qualified trusts and $0.5 to the non-qualified plans. There are no expected contributions to Alagasco's pension plans for the remaining nine months of fiscal 2015.
Postretirement Benefits
The Utilities provide certain life insurance benefits at retirement. Laclede Gas plans provide for medical insurance after early retirement until age 65. For retirements prior to January 1, 2015, the MGE plans provided medical insurance after retirement until death. For retirements after January 1, 2015, the MGE plans provide medical insurance after early retirement until age 65. The transition obligation not yet included in postretirement benefit cost is being amortized over 20 years. Under the Alagasco plans, medical insurance is currently available upon retirement until death for certain retirees depending on the type of employee and the date the employee was originally hired.
Net periodic postretirement benefit cost for the Company consisted of the following components:

($ Millions)	Three Months Ended December 31,
Laclede Group	2014	2013
Service cost – benefits earned during the period	$3.2	$2.8
Interest cost on accumulated postretirement benefit obligation	2.8	2.2
Expected return on plan assets	(3.3)	(1.7)
Amortization of prior service credit	0.2	—
Amortization of actuarial loss and other	1.3	1.5
Amortization of prior regulatory assets and liabilities	(0.4)	—
Sub-total	3.8	4.8
Regulatory adjustment	(2.3)	(2.4)
Net postretirement benefit cost	$1.5	$2.4
Net periodic postretirement benefit cost for Laclede Gas consisted of the following components:

($ Millions)	Three Months Ended December 31,
Laclede Gas	2014	2013
Service cost – benefits earned during the period	$3.1	$2.8
Interest cost on accumulated postretirement benefit obligation	2.1	2.2
Expected return on plan assets	(2.0)	(1.7)
Amortization of prior service cost	0.2	—
Amortization of actuarial loss	1.3	1.5
Sub-total	4.7	4.8
Regulatory adjustment	(2.3)	(2.4)
Net postretirement benefit cost	$2.4	$2.4
Net periodic postretirement benefit cost for Alagasco consisted of the following components:

($ Millions)	Three Months Ended December 31,
Alagasco	2014	2013
Service cost – benefits earned during the period	$0.1	$0.3
Interest cost on accumulated postretirement benefit obligation	0.7	0.7
Expected return on plan assets	(1.3)	(1.0)
Amortization of actuarial loss and other	—	(0.1)
Amortization of prior regulatory assets and liabilities	(0.4)	—
Amortization of transition obligation	—	0.2
Sub-total	(0.9)	0.1
Regulatory adjustment	—	—
Net postretirement benefit cost	$(0.9)	$0.1

Missouri and Alabama state law provides for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. The Missouri Utilities established Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi Trusts as its external funding mechanisms. The assets of VEBA and Rabbi Trusts consist primarily of money market securities and mutual funds invested in stocks and bonds.
The Utilities' funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There were no contributions to the postretirement plans during the three months ended December 31, 2014. Contributions to the postretirement plans for the remaining nine months of fiscal year 2015 are anticipated to be $18.1 to the qualified trusts and $0.3 paid directly to participants from the Missouri Utilities' funds. There are not expected to be any contributions to the postretirement plans for the remaining nine months of fiscal year 2015 for the Alagasco plans.

9. INFORMATION BY OPERATING SEGMENT
All of Laclede Group’s subsidiaries are 100% owned. The Gas Utility segment consists of the regulated operations of the Utilities and is the core business segment of Laclede Group. The Gas Utility segment consists of Laclede Gas and Alagasco. Laclede Gas and Alagasco are public utilities engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri through its legacy Laclede Gas assets, an area in western Missouri through its MGE assets and central and north Alabama through its Alagasco assets. The Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, and LER Storage Services, Inc., which utilizes natural gas storage contracts for providing natural gas sales. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including, among other activities, real estate development, the compression of natural gas by Spire, Laclede Group's compressed natural gas fueling solutions business, and financial investments in other enterprises. Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Laclede Gas to LER, propane storage services provided by Laclede Gas to Laclede Pipeline Company, sales of natural gas from LER to Laclede Gas, and propane transportation services provided by Laclede Pipeline Company to Laclede Gas.

($ Millions)
Laclede Group	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2014
Revenues from external customers	$581.4	$37.8	$0.4	$—	$619.6
Intersegment revenues	1.0	24.4	0.5	(25.9)	—
Total Operating Revenues	582.4	62.2	0.9	(25.9)	619.6
Operating Expenses
Gas Utility
Natural and propane gas	329.8	—	—	(25.5)	304.3
Other operation and maintenance	97.4	—	—	(0.3)	97.1
Depreciation and amortization	32.0	—	—	—	32.0
Taxes, other than income taxes	38.0	—	—	—	38.0
Total Gas Utility Operating Expenses	497.2	—	—	(25.8)	471.4
Gas Marketing	—	58.6	—	—	58.6
Other	—	—	2.4	(0.1)	2.3
Total Operating Expenses	497.2	58.6	2.4	(25.9)	532.3
Operating Income (Loss)	$85.2	$3.6	$(1.5)	$—	$87.3
Net Economic Earnings (Loss)	$49.8	$0.4	$(4.5)	$—	$45.7

Three Months Ended December 31, 2013
Revenues from external customers	$435.2	$33.2	$0.2	$—	$468.6
Intersegment revenues	0.1	19.5	0.4	(20.0)	—
Total Operating Revenues	435.3	52.7	0.6	(20.0)	468.6
Operating Expenses
Gas Utility
Natural and propane gas	261.6	—	—	(19.8)	241.8
Other operation and maintenance	62.5	—	—	(0.2)	62.3
Depreciation and amortization	20.0	—	—	—	20.0
Taxes, other than income taxes	28.6	—	—	—	28.6
Total Gas Utility Operating Expenses	372.7	—	—	(20.0)	352.7
Gas Marketing	—	51.8	—	—	51.8
Other	—	—	1.2	—	1.2
Total Operating Expenses	372.7	51.8	1.2	(20.0)	405.7
Operating Income (Loss)	$62.6	$0.9	$(0.6)	$—	$62.9
Net Economic Earnings (Loss)	$35.8	$0.8	$(0.3)	$—	$36.3
The Company's total asset detail is as follows:

($ Millions)	December 31,	September 30,
Laclede Group	2014	2014
Total Assets:
Gas Utility	$4,735.6	$4,520.0
Gas Marketing	152.7	156.7
Other	1,576.1	1,575.7
Eliminations	(1,175.9)	(1,178.4)
Total Assets	$5,288.5	$5,074.0

The following table reconciles the Company's Net Income (GAAP) to Net Economic Income (Non-GAAP):

($ Millions)	Three Months Ended December 31,
Laclede Group	2014	2013
Net income (GAAP)	$47.1	$35.6
Unrealized (gain) loss on energy-related derivative contracts	(3.0)	0.4
Lower of cost or market inventory adjustments	1.2	(0.1)
Acquisition, divestiture and restructuring activities	0.4	0.4
Net Economic Earnings (Non-GAAP)	$45.7	$36.3

10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2019, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2014 are estimated at approximately $1,607.9, $783.4, and $533.1 for the Company, Laclede Gas, and Alagasco, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Missouri Utilities recover their costs from customers in accordance with the Purchase Gas Adjustment (PGA) Clauses and Alagasco recovers its cost through the GSA Rider.
Contingencies
Laclede Gas
The Missouri Utilities own and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas' financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, the Company or Laclede Gas may be required to incur additional costs.
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
Laclede Gas' MGE assets include seven owned MGP sites enrolled in the BVCP, including Joplin MGP #1, St. Joseph MGP #1, Kansas City Coal Gas Station B, Kansas City Station A Railroad, Kansas City Coal Gas Station A North, Kansas City Coal Gas Station A South, and Independence MGP #2. The Missouri Department of Natural Resources awarded a Certificate of Completion to MGE in 2001 for a site located at 20th and Indiana in Kansas City after an initial site analysis and the property was subsequently sold.
To date, costs incurred for all Missouri Utility MGP sites for investigation, remediation and monitoring these sites have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. The actual future costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remediation actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and government regulations, the ultimate ability of other potential responsible parties to pay, the successful completion of remediation efforts required by the Remediation Agreement described above, and any insurance recoveries. Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the MGP sites. While some of the insurers have denied coverage and reserved their rights, Laclede Gas continues to discuss potential reimbursements with them. In 2013, Laclede Gas retained an outside consultant to conduct probabilistic cost modeling of 19 former MGP sites owned or operated by Laclede Gas or MGE. The purpose of this analysis was to develop an estimated range of probabilistic future liability for each site. That analysis, completed in August 2014, provided a range of demonstrated possible future expenditures to investigate, monitor and remediate all 19 MGP sites from $8.1 to $39.3 based upon current available facts, technology and laws and regulations.
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
Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. To the extent such costs (less any amounts received from insurance proceeds or as contributions from other potential responsible parties), are incurred prior to a rate case, Laclede Gas would request from the MoPSC authority to defer such costs and collect them in the next rate case. The Company does not expect potential liabilities that may arise from remediating these sites to have a material impact the future financial position or results of operations of Laclede Gas or the Company.
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
Alagasco is in the chain of title of nine former MGP sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. Management expects that, should future remediation of the sites be required, Alagasco’s share of the remediation costs will not materially affect the financial position of Alagasco. During 2011, a removal action was completed at the Huntsville, Alabama manufactured gas plant site pursuant to an Administrative Settlement Agreement and Order on Consent among the United States Environmental Protection Agency (EPA), Alagasco and the current site owner.
In 2012, Alagasco responded to an EPA Request for Information Pursuant to Section 104 of Comprehensive Environment Response, Compensation, and Liability Act (CERCLA) relating to the 35th Avenue Superfund Site located in North Birmingham, Jefferson County, Alabama. The Request related to a former site of a manufactured gas distribution facility owned by Alagasco and located in the vicinity of the 35th Avenue Superfund Site. In September 2013, Alagasco received from the EPA a General Notice Letter and Invitation to Conduct a Removal Action at the 35th Avenue Superfund Site. The letter identifies Alagasco as a potentially responsible party (PRP) under CERCLA for the cleanup of the Site or costs the EPA incurs in cleaning up the site. The

EPA also offered the PRP group the opportunity to conduct Phase I of the proposed removal action which involved removal activities at approximately 50 residences that purportedly exceed certain risk levels for contamination. All Phase I work was conducted by EPA without PRP participation, and is completed or close to completion. In August of 2014, EPA offered the PRP group the opportunity to conduct Phase II of the proposed removal action which involved removal activities at approximately 30 additional residences that purportedly exceed certain risk levels for contamination.  EPA will begin conducting the Phase II work soon, if it has not begun already. Alagasco has not agreed to undertake any of the proposed removal activities.
Alagasco has discussed its designation as a PRP with the EPA (including an in-person meeting in Atlanta), and Alagasco has requested additional information from the EPA regarding the testing and removal activities and its designation as a PRP.  To this point, Alagasco has not been provided information at this time that would allow it to determine the extent, if any, of its potential liability with respect to the 35th Avenue Superfund Site.
Alagasco has also been approached by a law firm regarding entry into an agreement to toll the statute of limitations with potential plaintiffs related to purported damages allegedly incurred by such potential plaintiffs in connection with the 35th Avenue Superfund Site, and is considering whether to enter into such a tolling arrangement.
The EPA published a proposal to add the 35th Avenue Superfund Site to its National Priorities List (NPL).  CERCLA requires that the National Oil and Hazardous Substances Pollution Contingency Plan (NCP) include a list of national priorities among the known releases or threatened releases of hazardous substances, pollutants or contaminants throughout the United States. The NPL constitutes this list. Comments regarding the proposed listing were submitted on January 20, 2015. Alagasco is working with other PRP's (and the State of Alabama) to oppose such a listing and will submit comments in opposition by the deadline.
Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. To the extent such costs (less any amounts received from insurance proceeds or as contributions from other potential responsible parties), are incurred Alagasco would defer such costs and recover them over a period of time in accordance with Alagasco's Enhanced Stability Reserve (ESR). Alagasco does not expect potential liabilities that may arise from remediating these sites to have a material impact on the future financial position or results of operations of Alagasco or the Company.
On December 17, 2013, an incident occurred at a Housing Authority apartment complex in Birmingham, Alabama which resulted in one fatality, personal injuries and property damage. Alagasco is cooperating with the National Transportation Safety Board which is investigating the incident. Alagasco has been named as a defendant in several lawsuits arising from the incident and additional lawsuits and claims may be filed against Alagasco.
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
Laclede Group
The Company, Laclede Gas and Alagasco are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcomes of such matters will not have a material effect on the Statements of Condensed Consolidated Income, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statement of Cash Flows of the Company, the Statements of Condensed Income, Balance Sheets and Statements of Condensed Cash Flows of Laclede Gas and the Statements of Condensed Income, Balance Sheet and Statements of Condensed Cash Flows of Alagasco.
11. SUBSEQUENT EVENTS
On December 15, 2014, Alagasco gave notice of its intent to redeem all $34.8 of its 5.7% notes due 2035. The redemption was completed on January 15, 2015. On January 22, 2015, Alagasco filed a request to enter into interest rate derivative instruments related to its previous approval on November 3, 2014, to issue and sell $35.0 principal amount of debt. The APSC approved the request by order dated February 3, 2015.
On January 22, 2015, Alagasco filed a request with the APSC for authority to issue $80.0 in debt, in preparation for refinancing the scheduled maturity on December 1, 2015, of $80.0 of existing debt. Further, such request sought authority to enter into interest rate derivative instruments related to the proposed debt issuance. The APSC approved the request by order dated February 3, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in millions, except for per share amounts)
This section analyzes the financial condition and results of operations of The Laclede Group, Inc. (Laclede Group or the Company), Laclede Gas Company (Laclede Gas), and Alabama Gas Corporation (Alagasco). Laclede Gas and Alagasco are 100% owned subsidiaries of the Company. Collectively, Laclede Gas and Alagasco are referred to as the Utilities. This section includes management’s view of factors that affect the respective business of the Company, Laclede Gas, and Alagasco, explanations of past financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company's, Laclede Gas' and Alagasco's overall financial condition and liquidity.
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

•
The availability and access, in general, of funds to meet our debt obligations prior to or when they become due and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) operating cash flow, or (iii) access to the capital markets;

•	Retention of, ability to attract, ability to collect from, and conservation efforts of, customers;

•	Our ability to comply with all covenants in our indentures and credit facilities any violations of which, if not cured in a timely manner, could trigger a default of our obligations;

•
Capital and energy commodity market conditions, including the ability to obtain funds with reasonable terms for necessary capital expenditures and general operations and the terms and conditions imposed for obtaining sufficient gas supply;

•	Discovery of material weakness in internal controls; and

•	Employee workforce issues, including but not limited to labor disputes and future wage and employee benefit costs including changes in discount rates and returns on benefit plan assets.
The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements, and Laclede Gas' and Alagasco's Financial Statements, respectively, and the Notes thereto.

RESULTS OF OPERATIONS
Overview
The Company has two key business segments: Gas Utility and Gas Marketing. Laclede Group’s earnings are primarily derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. The Gas Utility segment consists of the regulated businesses of the Missouri Utilities and Alagasco.
Gas Utility
Laclede Gas and Alagasco are public utilities engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri through Laclede Gas, an area in western Missouri, through MGE (collectively, the Missouri Utility) and central and north Alabama through Alagasco (the Alabama Utility) (collectively, the Utilities). The earnings of the Utilities are primarily generated by the sale of heating energy. The Utilities' earnings are typically concentrated during the heating season of November through April each fiscal year.
Gas Marketing
LER is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. LER markets natural gas to both on-system utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. LER’s operations and customer base are more subject to fluctuations in market conditions than the Utilities. LER entered into a 10 year contract for 1 Bcf of natural gas storage effective August 1, 2013 and has an additional 1 Bcf storage contracted through January 2016.
Other
Other also includes the Laclede Group holding company, which is the holder of Laclede Group debt instruments, and Laclede Pipeline Company, a 100% owned subsidiary of Laclede Group, which operates a propane pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction. Other additionally includes Laclede Group’s subsidiaries that are engaged in, among other activities, oil production, real estate development, compression of natural gas, and financial investments in other enterprises.

EARNINGS
Net income reported by the Laclede Group, Laclede Gas and Alagasco are determined in accordance with accounting principles generally accepted in the United States of America (GAAP). Management also uses the non-GAAP measures of net economic earnings, net economic earnings per share - diluted and operating margin when evaluating and externally reporting results of operations. These non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income.
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
The definition and measurement of net economic earnings provided above is consistent with that used by management and the Board of Directors in assessing the Company's, Laclede Gas' and Alagasco's performance as well as determining performance under the Company's, Laclede Gas', and Alagasco's incentive compensation plans. Further, the Company believes this better enables an investor to view the Company's, Laclede Gas' and Alagasco's performance in that period on a basis that would be comparable to prior periods.
Reconciliations of net economic earnings and net economic earnings per share to the Company's most directly comparable GAAP measures are provided on the following pages.
Non-GAAP Measure - Operating Margin
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of operating margin when evaluating result of operations, as shown in the table below. The Utilities pass on to their customers (subject to prudence review by the MoPSC and APSC) increases and decreases in the wholesale cost of natural gas in accordance with their PGA clauses (Missouri Utilities) and GSA rider (Alagasco). The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense and has no direct effect on operating margin. As these costs are included in revenue and operating expenses and management does not have any control over these amounts for the Utilities, management believes that beginning with operating margins is a more useful measure. In addition, it is management's belief that operating margins and the remaining operating expenses that calculate operating income is a more useful measure in assessing the Company's and the Utilities' performance as management has more ability to influence control over these revenues and expenses.

THREE MONTHS ENDED DECEMBER 31, 2014
LACLEDE GROUP
Reconciliation of the Company's Net Economic Earnings to the most comparable GAAP number, Net Income, is as follows:

($ Millions)	Gas Utility	Gas Marketing	Other	Consolidated	Per Share Amounts**
Three Months Ended December 31, 2014
Net Income (Loss) (GAAP)	$49.6	$2.2	$(4.7)	$47.1	$1.09
Unrealized gain on energy-related derivatives*	—	(3.0)	—	(3.0)	(0.07)
Lower of cost or market inventory adjustments*	—	1.2	—	1.2	0.03
Acquisition, divestiture and restructuring activities*	0.2	—	0.2	0.4	0.01
Net Economic Earnings (Loss) (Non-GAAP)	$49.8	$0.4	$(4.5)	$45.7	$1.06

Three Months Ended December 31, 2013
Net Income (Loss) (GAAP)	$35.4	$0.5	$(0.3)	$35.6	$1.09
Unrealized loss on energy-related derivatives*	—	0.4	—	0.4	0.01
Lower of cost or market inventory adjustments*	—	(0.1)	—	(0.1)	—
Acquisition, divestiture and restructuring activities*	0.4	—	—	0.4	0.01
Net Economic Earnings (Loss) (Non-GAAP)	$35.8	$0.8	$(0.3)	$36.3	$1.11

*	Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.
Consolidated
Laclede Group’s net income was $47.1 for the three months ended December 31, 2014, compared with $35.6 for the three months ended December 31, 2013. Basic and diluted earnings per share for the three months ended December 31, 2014 were both $1.09, which is also basic and diluted earnings per share for the three months ended December 31, 2013. Net income increased compared to last year primarily due to improved results reported by Laclede Group's Gas Utility segment, which reflects the inclusion of Alagasco operations, as well as improved GAAP earnings from the Gas Marketing segment of $1.7. Net economic earnings were $45.7 for the three months ended December 31, 2014, up from $36.3 for the same period last year. Net economic earnings per share were $1.06 for the three months ended December 31, 2014, down from $1.11 for the three months ended December 31, 2013 reflecting the impact of the 10.4 million shares issued in June 2014 to finance a portion of the Alagasco acquisition.
Gas Utility
Gas Utility net income and net economic earnings increased by $14.2 and $14.0, respectively, for the three months ended December 31, 2014, compared with the three months ended December 31, 2013. The increase was primarily due to higher operating margin of $71.6, which reflects the inclusion of Alagasco operating margin totaling $67.9. These benefits were partially offset by an increase in other operating expenses of $37.0, including Alagasco other operating expenses totaling $35.7, an increase in depreciation and amortization expenses of $12.0, including Alagasco depreciation and amortization expense totaling $11.8, and higher interest expense totaling $2.9, including $3.8 of interest expense from Alagasco partly offset by $1.3 in interest savings from the January 2014 Laclede Gas $80.0 first mortgage bond redemption.
Gas Marketing
The Gas Marketing segment reported GAAP earnings totaling $2.2 for the three months ended December 31, 2014, an increase of $1.7 compared with the same period last year. Net economic earnings for the three months ended December 31, 2014 decreased $0.4 compared with the three months ended December 31, 2013. The increase in net income and decrease in net economic earnings were primarily attributable to an increase in operating margin, as discussed below.

Other
The Other segment reported a net loss $4.4 higher as compared with the same period last year. The increase in net loss was principally due to $4.0 higher interest expense, net of taxes, primarily relating to the debt issued for the Alagasco acquisition.
Operating Revenues and Operating Expenses
Reconciliations of the Company's operating margin to the most directly comparable GAAP measure are shown below.

($ Millions)	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2014
Operating revenues	$582.4	$62.2	$0.9	$(25.9)	$619.6
Natural and propane gas expense	329.8	57.1	0.2	(25.7)	361.4
Gross receipts tax expense	26.8	—	—	—	26.8
Operating margin (non-GAAP)	225.8	5.1	0.7	(0.2)	231.4
Depreciation and amortization	32.0	0.1	0.2	—	32.3
Other operating expenses	108.6	1.4	2.0	(0.2)	111.8
Operating income (loss) (GAAP)	$85.2	$3.6	$(1.5)	$—	$87.3

Three Months Ended December 31, 2013
Operating revenues	$435.3	$52.7	$0.6	$(20.0)	$468.6
Natural and propane gas expense	261.6	50.5	—	(19.8)	292.3
Gross receipts tax expense	19.5	—	—	—	19.5
Operating margin (non-GAAP)	154.2	2.2	0.6	(0.2)	156.8
Depreciation and amortization	20.0	0.1	0.1	—	20.2
Other operating expenses	71.6	1.2	1.1	(0.2)	73.7
Operating income (loss) (GAAP)	$62.6	$0.9	$(0.6)	$—	$62.9
Consolidated
Laclede Group reported operating revenues of $619.6 for the three months ended December 31, 2014 compared with $468.6 for the same period last year. Laclede Group's operating margin increased $74.6 for the three months ended December 31, 2014 compared with the same period last year due to higher Gas Utility and Gas Marketing operating margin as discussed below. Depreciation and amortization expenses were $32.3 for the three months ended December 31, 2014, compared with $20.2 for the same period last year. Other operating expenses were $111.8 for the three months ended December 31, 2014, compared with $73.7 for the same period last year. The increase was primarily due to the inclusion of Alagasco other operating expenses and depreciation and amortization expenses totaling $35.7 and $11.8, respectively. Remaining operating expense variance of $2.4 million was primarily attributable to higher customer service employee costs and professional fees.
Gas Utility
Operating Revenues - Gas Utility operating revenues for the three months ended December 31, 2014 were $582.4, or $147.1 more than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

($ Millions)	Variance
Alagasco
Customer revenue	$120.0

Laclede Gas
Higher wholesale gas costs passed on to customers	26.1
Higher Infrastructure System Replacement Surcharge (ISRS) revenues and general rate increases	6.9
Higher gross receipts tax revenues	2.0
Lower optimization of assets	(5.5)
Lower system sales volumes and other variations	(2.4)
Total - Laclede Gas revenue variance	27.1

Total Variation	$147.1

Temperatures experienced in the Missouri Utilities’ service areas during the three months ended December 31, 2014 were 7.2% warmer than the same period a year earlier, resulting in lower gas usage on a per customer basis. As compared to normal temperatures, the three months ended December 31, 2014 were 0.3% colder than this typical three-month time period. Total system therms sold and transported were 544.0 million for the three months ended December 31, 2014, compared with 562.4 million for the same period last year. This decrease versus the prior year period was due to warmer temperatures and decreased heating demand in our service areas, reducing the demand for gas supply resources.
Operating Margin - Gas Utility operating margin was $225.8 for the three months ended December 31, 2014, a $71.6 increase over the same period last year. The increase was attributable to the following factors:

($ Millions)	Variance
Operating margin from Alagasco	$67.9
More favorable rate design for MGE	3.9
Higher ISRS revenue	2.3
Lower optimization of assets	(2.5)
Total Variation	$71.6
The increase was primarily attributable to Alagasco's operating margin totaling $67.9, a rate structure change with MGE creating more seasonal activity, and higher ISRS revenue, partially offset by less opportunities for optimization of assets.
Operating Expenses - Other operating expenses and depreciation and amortization expenses for the three months ended December 31, 2014 increased $37.0 and $12.0, respectively, from the same period last year. The increase was primarily due to the inclusion of Alagasco operating expenses and depreciation and amortization expenses in the first quarter of fiscal year 2015 totaling $35.7 and $11.8, respectively. The remaining increase in other operating expenses was primarily due to higher customer service related expenses and professional fees.
Gas Marketing
Operating Revenues - Operating revenues increased $9.5 Million versus the prior year period due to higher revenues with associated companies of $5.0 and higher unrealized gains on derivatives.
Operating Margin - Gas Marketing operating margin during the three months ended December 31, 2014 increased $2.9 from the same period last year. The increase in operating margin is primarily due to higher income associated with unrealized gains on derivatives offset by higher inventory adjustments expenses associated with lower of cost or market, the loss of a long term favorable supply arrangement beginning November 2013, tighter mid-continent basis and falling natural gas prices that occurred in December 2014.
Other
Operating Revenues and Operating Expenses - Other operating revenues and other operating expenses increased by $0.3 and $0.9, respectively, during the three months ended December 31, 2014 from the same period a year earlier. The increase in other operating expense were primarily due to higher levels of utility support services and a full quarter of operating expenses associated with the Spire compressed natural gas station that opened in December 2013.
Consolidated
Interest Charges
Interest charges during the three months ended December 31, 2014 increased $8.7 from the same period last year. The increase was primarily due to the addition of Alagasco interest expense of $3.8 and the net effect of the Company's August 2014 issuance of long-term debt totaling $625.0 and the June 2014 issuance of equity units totaling $143.8. For the three months ended December 31, 2014, average short-term borrowings were $338.9 and the average short-term interest rates on these borrowings were 0.5% as compared to 0.3% during the three months ended December 31, 2013.
Income Taxes
Income taxes during the three months ended December 31, 2014 increased $3.9 from the same period last year primarily due to higher pre-tax income partially offset by a lower effective tax rate. The effective tax rate for the three months ended December 31, 2014 of 32.2% is 2.0% lower than the prior year effective tax rate primarily due to a higher proportion of expenses in the current quarter being capitalized for tax purposes than in the prior year.

LACLEDE GAS

	Three Months Ended December 31,
($ Millions)	2014	2013
Operating revenues	462.4	435.2
Operating margin	157.9	154.1
Operating Expenses	397.6	372.7
Net Income	39.0	35.3
Operating revenues during the three months ended December 31, 2014 increased $27.2 from the same period last year primarily due to higher wholesale gas costs passed on to customers. Operating margin during the three months ended December 31, 2014 increased $3.8 from the same period last year primarily due to higher ISRS, general rate increases and modest customer growth. Operating expenses during the three months ended December 31, 2014 increased $24.7 from the same period last year due to higher natural and propane gas expenses totaling $21.8. Net income during the three months ended December 31, 2014 increased $3.7 from the same period last year primarily due to the factors discussed above.
ALAGASCO

	Three Months Ended December 31,
($ Millions)	2014	2013
Operating revenues	$120.0	$142.8
Operating margin	67.9	84.4
Operating expenses	99.6	108.0
Net Income	10.6	19.8
Operating revenues during the three months ended December 31, 2014 decreased $22.8 from the same period last year primarily due to the impact of the regulatory treatment of a gain on the sale of the Metro Operations Center for $10.9 in the first quarter of 2014. Additionally, GSA and RSE adjustments reduced revenue in the three months ended December 31, 2014 from the same period last year due to lower natural gas prices passed onto customers as well as other RSE adjustments including a reduced return on average common equity, effective January 1, 2014, as prescribed by the APSC which will continue until at least September 30, 2018. Operating margin during the three months ended December 31, 2014 decreased $16.5 from the same period last year primarily due to the sale of the Metro Operations Center in the first quarter of 2014 discussed above and GSA and RSE adjustments in the first quarter of 2015, partially offset by a decrease in gas costs. Operating expenses during three months ended December 31, 2014 decreased $8.4 from the same period last year primarily driven by lower labor and employee-related expenses and lower outside services. Net income during three months ended December 31, 2014 decreased $9.2 from the same period last year primarily due to the factors discussed above. For further information on the GSA and RSE mechanisms, please see the Regulatory and Other Matters section.

REGULATORY AND OTHER MATTERS
Laclede Gas
On September 16, 2013, MGE filed tariff sheets in a new general rate case proceeding that was designed to increase its total revenues by $23.4, less the current annualized ISRS revenues of $6.3 that were already being recovered from customers. Consistent with its normal practice, the MoPSC suspended implementation of the MGE proposed rates on September 17, 2013 and set the case for hearing in April 2014. On April 11, 2014, MGE and other parties to the rate case filed a Stipulation and Agreement resolving all issues in the case. On April 23, 2014, the MoPSC approved the Stipulation and Agreement which was effective May 1, 2014 for a base rate increase of $7.8. This result is essentially equivalent to incorporating MGE’s ISRS revenues into base rates. In addition, effective October 1, 2014, MGE lowered its fixed monthly charge for residential and small commercial customers and incorporated a volumetric charge in its place. After this adjustment, MGE still recovers about 83% of its distribution costs to these customers through the fixed monthly charge. On December 6, 2013, MGE filed for a $1.6 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over the nine months from January to September 2013. Effective March 21, 2014, the MoPSC approved an increase in MGE’s ISRS in the amount of $1.7 annually. However, pursuant to the settlement of the MGE rate case, the ISRS rates were reset to zero effective May 1, 2014. On July 25, 2014, MGE filed for a $2.8 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over eight months from January to August 2014. Effective October 18, 2014, the MoPSC approved an increase in MGE's ISRS in the amount of $2.0 annually. On January 30, 2015, MGE filed for a $2.6 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over six months from September 2014 to February 2015.
On January 17, 2014, Laclede Gas filed to re-establish an ISRS charge to recover investments made in gas safety replacement projects and public improvement projects in Laclede Gas’ eastern Missouri service territory between February 1, 2013 and February 28, 2014. Effective April 12, 2014, the MoPSC approved an ISRS charge designed to collect approximately $7.0 in annual revenues. On July 25, 2014, Laclede Gas filed for a $3.1 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over six months from March to August 2014. Effective October 18, 2014, the MoPSC approved an increase in Laclede Gas' ISRS in the amount of $2.8 annually. On January 30, 2015, Laclede Gas filed for a $5.3 increase in ISRS revenues to recover the costs of gas safety replacement investments and public improvement projects over six months from September 2014 to February 2015.
Alagasco
On April 14, 2014, Laclede Group, along with Energen and Alagasco, filed a joint application with the APSC for approval to acquire from Energen 100% of the common stock of Alagasco. On July 22, 2014 the APSC unanimously voted to approve the Alagasco Transaction and subsequently issued a written order reflecting their decision effective July 24, 2014. This sale closed August 31, 2014.
Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Alagasco’s current RSE order has a term extending beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with law. In the event of unforeseen circumstances, whether physical or economic, of the nature of force majeure and including a change in control, the APSC and Alagasco will consult in good faith with respect to modifications, if any. Effective January 1, 2014, Alagasco’s allowed range of return on average common equity is 10.5% to 10.95% with an adjusting point of 10.8%. The previous allowed range of return on average common equity was 13.15% to 13.65% through December 31, 2013. Alagasco is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. Alagasco's year-end equity under the RSE is limited to 56.5% of total capitalization, subject to certain adjustments. Under the provisions of RSE, there was no change to revenue effective December 1, 2014. There was an $8.5 decrease, a $10.3 and a $7.8 increase in revenue effective January 1, 2014, December 1, 2013 and 2012, respectively.
The inflation-based Cost Control Mechanism (CCM), established by the APSC, allows for annual changes to operations and maintenance (O&M) expense. The CCM range is Alagasco’s 2007 actual rate year O&M expense (Base Year) inflation-adjusted using the June Consumer Price Index for All Urban Consumers each rate year plus or minus 1.75% (Index Range). If rate year O&M expense falls within the Index Range, no adjustment is required. If rate year O&M expense exceeds the Index Range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent that rate year O&M is less than the Index Range, Alagasco benefits by one-half of the difference through future rate adjustments. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation. Alagasco's O&M expenses fell within the Index Range for the Rate Years ended September 30, 2013 and 2012. For the Rate Year ended September 30, 2014, the Alagasco's O&M expenses fell below the Index Range resulting in Alagasco benefiting by one half of the difference, or $2.4 pre-tax, with the related impact to rates effective December 1, 2014.

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
The APSC approved an Enhanced Stability Reserve (ESR) in 1998, which was subsequently modified and expanded in 2010. As currently approved, the ESR provides deferred treatment and recovery for the following: (1) extraordinary O&M expenses related to environmental response costs; (2) extraordinary O&M expenses related to self-insurance costs that exceed $1.0 per occurrence; (3) extraordinary O&M expenses, other than environmental response costs and self-insurance costs, resulting from a single force majeure event or multiple force majeure events greater than $0.3 and $0.4, respectively, during a rate year; and (4) negative individual large commercial and industrial customer budget revenue variances that exceed $0.4 during a rate year. Charges to the ESR are subject to certain limitations which may disallow deferred treatment and which prescribe the timing of recovery. Funding to the ESR is provided as a reduction to the refundable negative salvage balance over its nine year term beginning December 1, 2010. Subsequent to the nine year period and subject to APSC authorization, Alagasco expects to be able to recover underfunded ESR balances over a five year amortization period with an annual limitation of $0.7. Amounts in excess of this limitation are deferred for recovery in future years.
Alagasco recently successfully completed negotiations with one of its three collective bargaining units, United Steelworkers AFL-CIO-CLC, Local Union 12030, for a collective bargaining agreement effective December 19, 2014 through April 30, 2017.
Laclede Group
Please see Note 10, Commitments and Contingencies, for information relative to environmental matters. Laclede Group, Laclede Gas and Alagasco are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcomes of these matters will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company, Laclede Gas or Alagasco.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies used in the preparation of our Condensed Consolidated Financial Statements are described in Item 7 of the Company's, Laclede Gas' and Alagasco's Annual Reports on Form 10-K for the fiscal year or transition period, as applicable, ended September 30, 2014 and include the following:

•	Regulatory accounting

•	Employee benefits and postretirement obligations

•	Asset retirement obligations

Additionally, goodwill is a critical accounting policy also included in the Company's and Laclede Gas' Annual Reports on Form 10-K for the fiscal year ended September 30, 2014.
There were no significant changes to these critical accounting policies during the three months ended December 31, 2014.
For discussion of other significant accounting policies, see Note 1 of the Notes to the Financial Statements included in the Company’s, Laclede Gas', and Alagasco's Annual Reports on Form 10-K for the fiscal year or transition period, as applicable, ended September 30, 2014.
FINANCIAL CONDITION
CASH FLOWS
Laclede Group
The Company’s short-term borrowing requirements typically peak during colder months when the Utilities borrow money to cover the lag between when they purchases their natural gas and when their customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with the Missouri Utilities’ use of natural gas derivative instruments), variations in the timing of collections of gas cost under the Missouri Utilities’ PGA Clauses and Alagasco's GSA Rider, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and can cause significant variations in the Utilities' cash provided by or used in operating activities.
Net cash used in operating activities was $34.1 for the three months ended December 31, 2014, compared with $15.7 for the three months ended December 31, 2013. On this comparative basis, the main drivers of the higher cash usage in the three months ended December 31, 2014 were gas costs under the Missouri Utilities' PGA, timing of collections of gas costs under the PGA and the impacts of accrued taxes. These increased uses of cash were only partly offset by higher net income, higher depreciation and other working capital changes.
Net cash used in investing activities for the three months ended December 31, 2014 was $60.6, compared with $24.3 for the three months ended December 31, 2013. The increase was a result of higher capital expenditures of approximately $25.4 primarily related to Alagasco capital spending of $15.5 and higher Laclede Gas incremental capital spending of $9.9 detailed below, along with the receipt of $11.0 associated with the sale of New England Gas Company (NEG) to Algonquin Power & Utilities Corp. (APUC) during the three months ended December 31, 2013.
Net cash provided by financing activities was $92.0 for the three months ended December 31, 2014, compared with $21.5 for the three months ended December 31, 2013. The increase over the prior year period reflects an increase in issuance of short term debt, driven primarily by the higher levels of cash used in operations and an increase in dividends paid due to an increase in shares outstanding as well as a higher dividend rate.
Laclede Gas
Net cash used in operating activities was $15.6 for the three months ended December 31, 2014, compared with $4.7 for the three months ended December 31, 2013. In comparison to the prior year, the higher cash usage in the three months ended December 31, 2014 was primarily due to gas costs under the Missouri Utilities' PGA, timing of collections of gas costs under the PGA, the impacts of accrued taxes, and a lower sendout of natural gas from underground storage. These increased uses of cash were only partly offset by higher net income, and other working capital changes.
Net cash used in investing activities for the three months ended December 31, 2014 was $44.3, compared with $34.7 for the three months ended December 31, 2013. The increase in cash used is attributable to capital expenditures in the quarter for Laclede Gas and MGE being $9.9 above prior year levels, primarily due to MGE integration, meter purchases and pipeline replacement.
Net cash provided by financing activities was $62.1 for the three months ended December 31, 2014, compared with $23.4 for the three months ended December 31, 2013. The increase over the prior year period reflects an increase in issuance of short term debt, driven primarily by the higher levels of cash used in operations and an increase in dividends paid to Laclede Group.
Alagasco
Net cash from operating activities totaled $7.1 for the three months ended December 31, 2014, compared with $10.9 for the three months ended December 31, 2013. This decrease consisted primarily of lower natural gas sendout from inventory relative to prior year, and timing of recovery of advanced customer billings.
Net cash used in investing activities for the three months ended December 31, 2014 was $15.7, compared with $17.4 for the three months ended December 31, 2013. This decrease was primarily related to a decrease in capital expenditures, principally due to timing.
Net cash provided by financing activities was $6.3 for the three months ended December 31, 2014, compared with $1.0 for the three months ended December 31, 2013. This increase consisted primarily of increased drawings from the line-of-credit of $5.5.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Laclede Gas had $10.0 in temporary cash investments as of December 31, 2014, held in interest-bearing bank deposits available on demand. The balance of short-term investments ranged between $0 and $10.0 during the three months ended December 31, 2014. Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the three months ended December 31, 2014.
Alagasco had no short-term investments as of December 31, 2014. Its bank deposits were used to support working capital needs of the business.

Short-term Debt
The Company’s and the Utilities' short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At December 31, 2014, Laclede Gas had a syndicated line of credit of $450.0 in place from nine banks. The largest portion provided by a single bank under the line is 15.6%. The Laclede Gas line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 52% of total capitalization on December 31, 2014.
On September 2, 2014, Alagasco entered into a new $150.0 syndicated line of credit with twelve banks and extinguished the line that was in place prior to its acquisition by Laclede Group. The largest portion provided by a single bank is 10%. The line of credit, which matures on September 2, 2019, has a covenant limiting total debt to 70% of Alagasco's total capital. As defined in the line of credit, total debt was 24% of total capitalization on December 31, 2014.
Short-term cash requirements outside of the Utilities have generally been funded by Laclede Group or met with internally generated funds. At December 31, 2014, Laclede Group had a $150.0 syndicated line of credit from nine banks, with the largest portion provided by a single bank being 15.6%. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. As defined in the line of credit, this ratio stood at 59% on December 31, 2014. Laclede Group’s line may be used to provide for the funding needs of various subsidiaries.
On September 3, 2014, Laclede Group and Laclede Gas entered into extension agreements to extend the maturity dates on their loan agreements for a period of one year to September 3, 2019 from September 3, 2018.
Laclede Group
Information about Laclede Group's consolidated short-term borrowings (excluding the current portion of long-term debt) during the three months ended December 31, 2014 and as of December 31, 2014, is presented below:

($ Millions)	Laclede Gas Short Term Borrowings	Laclede Group Bank Line Borrowings	Alagasco Bank Line Borrowings	Total Short-Term Borrowings
Three Months Ended December 31, 2014
Weighted average borrowings outstanding	$274.2	$45.4	$19.3	$338.9
Weighted average interest rate	0.3%	1.4%	1.2%	0.5%
Range of borrowings outstanding	$248.3 – $319.5	$32.5 – $56.5	$14.0 – $26.5	$296.8 – $397.5
As of December 31, 2014
Borrowings outstanding at end of period	$319.5	$56.5	$21.5	$397.5
Weighted average interest rate	0.4%	1.4%	1.2%	0.6%
Based on average short-term borrowings for the three months ended December 31, 2014, an increase in the average interest rate of 100 basis points would decrease the Company's pre-tax earnings and cash flows by approximately $3.4 on an annual basis, portions of which may be offset through the application of PGA carrying costs.
Laclede Gas
Information about Laclede Gas' short-term borrowings (excluding the current portion of long-term debt) during the three months ended December 31, 2014 and as of December 31, 2014, is presented below:

($ Millions)	External Short Term Borrowings *	Laclede Gas Borrowings from Laclede Group	Total Short-Term Borrowings
Three Months Ended December 31, 2014
Weighted average borrowings outstanding	$274.2	$0.1	$274.3
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$248.3	$0.0 - $3.2	$248.3 - $320.9
As of December 31, 2014
Borrowings outstanding at end of period	$319.5	$--	$319.5
Weighted average interest rate	0.4%	N/A	0.4%
* External Short term borrowings consist primarily of commercial paper, but include one day of borrowing under the bank line of credit.
Based on average short-term borrowings for the three months ended December 31, 2014, an increase in the average interest rate of 100 basis points would decrease Laclede Gas’ pre-tax earnings and cash flows by approximately $2.7 on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Alagasco
Information about Alagasco's short-term borrowings (excluding the current portion of long-term debt) during the three months ended December 31, 2014 and as of December 31, 2014, is presented below:

($ Millions)	Total Short-Term Borrowings
Three Months Ended December 31, 2014
Weighted average borrowings outstanding	$19.3
Weighted average interest rate	1.2%
Range of borrowings outstanding	$14.0 - $26.5
As of December 31, 2014
Borrowings outstanding at end of period	$21.5
Weighted average interest rate	1.2%
Based on average short-term borrowings for the three months ended December 31, 2014, an increase in the average interest rate of 100 basis points would decrease Alagasco's pre-tax earnings and cash flows by approximately $0.2 on an annual basis, portions of which may be offset by gas supply adjustment storage carrying cost.

Long-term Debt and Equity
Laclede Group
At December 31, 2014, Laclede Group had fixed-rate long-term debt totaling $1,603.6 and floating rate debt of $250.0, of which $810.0 was issued by Laclede Gas and $249.7 was issued by Alagasco. With the exception of the $250.0 floating rate senior notes issued by Laclede Group, the long-term debt issues are fixed-rate and are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities' regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Company's $1,853.6 senior long-term debt, $25.0 have no call options, $675.0 have make-whole call options, $725.0 are callable at par one to six months prior to maturity and $250.0 are callable at par one year prior to maturity. A call notice was issued on December 15, 2014 for $34.7 of then callable debt, of Alagasco for redemption effective January 15, 2015. The remainder of the Company's long-term debt is $143.8 of junior subordinated notes associated with its equity units. Of Laclede Gas' $810.0 in long-term debt, $25.0 have no call option, $435.0 have make-whole call options, and $350.0 are callable at par three to six months prior to maturity. Of Alagasco's $249.7 debt balance, $215.0 have make-whole call options, and $34.7 were called at par and redeemed, effective January 15, 2015, as noted above. None of the remaining debt has any put options.
Laclede Group has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 168,698 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 152,380 and 146,466 shares at December 31, 2014, and January 31, 2015, respectively, remaining available for issuance under this Form S-3. Laclede Group also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities, which expires August 6, 2016. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.
Laclede Gas
Laclede Gas has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518.0. As of January 31, 2015, $369.7 remains available under this authorization, which is effective through June 30, 2015. Laclede Gas issued no securities under this authorization during the three months ended December 31, 2014. Laclede Gas has a shelf registration statement on Form S-3 on file with the SEC for the issuance of first mortgage bonds, unsecured debt and preferred stock, which expires August 6, 2016. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions, as well as future MoPSC authorizations.
Alagasco
Alagasco has no standing authority to issue long-term debt, but must petition the APSC for each planned issuance. On November 3, 2014, Alagasco received authorization and approval from the APSC to borrow $35.0 for the purpose of funding the redemption, without premium, of the $34.7 in existing long-term, debt referenced above, which carried an annual interest rate of 5.7%.

On December 15, 2014, Alagasco gave notice of its intent to redeem all $34.7 of its 5.7% notes due 2035. The redemption was completed on January 15, 2015.
As of December 31, 2014, the current portion of long-term debt for Alagasco totaled $114.7, which included an $80.0 fixed-rate note maturing on December 1, 2015, and the $34.7 of debt redeemed on January 15, 2015. On January 23, 2015, Alagasco filed a request with the APSC for authority to issue $80.0 in debt, in preparation for refinancing the scheduled maturity on December 1, 2015, of $80.0 of existing debt. The APSC approved the request by order dated February 3, 2015.
Other
Gas Utility capital expenditures were $59.4 for the three months ended December 31, 2014, compared with $34.0 for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant investments as well as an additional $15.5 of Alagasco capital expenditures. Of total Gas Utility capital expenditures in the quarter, $43.9 were made by Laclede Gas.
The Company's capitalization at December 31, 2014 consisted of 47.0% of Laclede Group common stock equity and 53.0% long-term debt, compared to 44.9% of Laclede Group common stock equity and 55.1% on long-term debt at September 30, 2014. The decline in the proportion of long-term debt over this quarter is due primarily to the reclassification of $114.7 to "current".
Laclede Gas' capitalization at December 31, 2014 consisted of 56.0% common stock equity and 44.0% long-term debt compared to 55.5% of common stock equity and 44.5% of long-term debt at September 30, 2014.
Alagasco's capitalization at December 31, 2014 consisted of 86.4% common stock equity and 13.6% long-term debt compared to 77.3% of common stock equity and 22.7% of long-term debt as of September 30, 2014. The decline in the proportion of long-term debt over this quarter is due primarily to the reclassification of $114.7 to "current".
The Company’s, Laclede Gas’, and Alagasco's access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company, Laclede Gas and Alagasco remain at investment grade, but are subject to review and change by the rating agencies.
It is management’s view that the Company, Laclede Gas and Alagasco have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, interest payments on long-term debt, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

CONTRACTUAL OBLIGATIONS

As of December 31, 2014, Laclede Group had contractual obligations with payments due as summarized below:

($ Millions)		Payments due by period
Contractual Obligations	Total	Remaining Fiscal Year 2015	Fiscal Years 2016-2017	Fiscal Years 2018-2019	Fiscal Years 2020 and thereafter
Principal Payments on Long-Term Debt	$1,853.5	$114.7	$250.0	$275.0	$1,213.8
Interest Payments on Long-Term Debt	1,026.1	60.4	137.0	117.7	711.0
Capital Leases	0.1	0.1	—	—	—
Operating Leases (a)	109.2	9.9	19.7	14.2	65.4
Purchase Obligations – Natural Gas (b)	1,607.9	519.6	648.6	373.6	66.1
Purchase Obligations – Other (c)	106.9	58.0	25.7	18.8	4.4
Other Long-Term Liabilities	141.3	14.3	30.8	31.4	64.8
Total (d)	$4,845.0	$777.0	$1,111.8	$830.7	$2,125.5

(a)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Gas Utility and Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2014 forward market prices. Laclede Gas' PGA Clause and Alagasco's GSA Rider allows the Utilities to recover costs related to purchases, transportation, and storage of natural gas, subject to prudence review by the

MoPSC and APSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(d)
Long-term liabilities associated with unrecognized tax benefits, totaling $4.3, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. Contributions to the pension plans for the remaining nine months of fiscal 2015 are anticipated to be approximately $21.0 to the qualified trusts and $0.5 to the non-qualified plans. With regard to the postretirement benefits, Laclede Gas anticipates contributing $18.1 to the qualified trusts and $0.3 directly to participants from the Laclede Gas' funds during the remaining nine months of fiscal year 2015. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 8, Pension Plans and Other Postretirement Benefits, of the Notes to the Financial Statements.

As of December 31, 2014, Laclede Gas had contractual obligations with payments due as summarized below:

($ Millions)		Payments due by period
Contractual Obligations	Total	Remaining Fiscal Year 2015	Fiscal Years 2016-2017	Fiscal Years 2018-2019	Fiscal Years 2020 and thereafter
Principal Payments on Long-Term Debt	$810.0	$—	$—	$150.0	$660.0
Interest Payments on Long-Term Debt	518.7	27.6	69.1	67.1	354.9
Capital Leases (a)	0.1	0.1	—	—	—
Operating Leases (a)	83.9	6.6	11.8	9.2	56.3
Purchase Obligations – Natural Gas (b)	783.4	277.8	324.9	178.8	1.9
Purchase Obligations – Other (c)	88.9	44.8	21.1	18.7	4.3
Other Long-Term Liabilities	141.3	14.3	30.8	31.4	64.8
Total (d)	$2,426.3	$371.2	$457.7	$455.2	$1,142.2

(a)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2014 NYMEX futures prices. Laclede Gas' PGA Clause allows for the recovery of costs related to purchases, transportation, and storage of natural gas, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(d)
Long-term liabilities associated with unrecognized tax benefits, totaling $3.8, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. Contributions to the pension plans for the remaining nine months of fiscal 2015 are anticipated to be approximately $21.0 to the qualified trusts and $0.5 to the non-qualified plans. With regard to the postretirement benefits, Laclede Gas anticipates contributing $18.1 to the qualified trusts and $0.3 directly to participants from the Laclede Gas' funds during the remaining nine months of fiscal year 2015. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 8, Pension Plans and Other Postretirement Benefits, of the Notes to the Financial Statements.

As of December 31, 2014, Alagasco had contractual obligations with payments due as summarized below:

($ Millions)		Payments Due By Period
Contractual Obligations	Total	Remaining Fiscal Year 2015	Fiscal Years 2016-2017	Fiscal Years 2018-2019	Fiscal Years 2020 and thereafter
Principal payments on long-term debt	$249.7	$114.7	$—	$—	$135.0
Interest payments on long-term debt	89.4	8.3	15.5	13.3	52.3
Operating leases	25.2	3.2	7.9	5.0	9.1
Purchase obligations - natural gas (a)	533.1	133.4	215.0	127.1	57.6
Purchase obligations - other	16.0	11.1	4.6	0.1	0.2
Total contractual cash obligations (b)	$913.4	$270.7	$243.0	$145.5	$254.2

(a)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. Alagasco's GSA Rider allows for the recovery of costs related to purchases, transportation, and storage of natural gas, subject to prudence review by the APSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(b)
Commitments related to pension and postretirement benefit plans have been excluded from the table above. Alagasco expects to make no benefit payments to participants in the qualified, trusteed pension plans or the postretirement benefits plan in fiscal year 2015. For further discussion of Alagasco's pension and postretirement benefit plans, refer to Note 8, Pension Plans and Other Postretirement Benefits, of the Notes to the Financial Statements. It is not anticipated that the funded status of the qualified pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. Alagasco may make additional discretionary contributions to the qualified pension plans depending on the amount and timing of employee retirements and market conditions. The contractual obligations reported above exclude any payments Alagasco expects to make to postretirement benefit program assets.

MARKET RISK
Commodity Price Risk
Gas Utilities
The Utilities' commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of the Missouri Utilities' PGA clauses and Alagasco's GSA rider. The PGA clauses allow the Missouri Utilities to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. Laclede Gas is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. Laclede Gas is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Laclede Gas also has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with Laclede Gas’ use of natural gas derivative instruments are allowed to be passed on to the Laclede Gas' customers through the operation of its PGA clauses. Alagasco did not have any open derivative positions as of December 31, 2014. Accordingly, the Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA clauses or the GSA rider.
Gas Marketing
In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed-price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At December 31,

2014 and September 30, 2014, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.
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

($ Millions)	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin
Net balance of derivative (liabilities) assets as of September 30, 2014	$0.4	$2.1	$2.5
Changes in fair value	(0.3)	—	(0.3)
Settlements/purchases - net	(1.6)	—	(1.6)
Changes in cash margin	—	2.2	2.2
Net balance of derivative (liabilities) assets as of December 31, 2014	$(1.5)	$4.3	$2.8

	As of December 31, 2014
	Maturity by Fiscal Year
($ Millions)	Total	2015	2016	2017	2018	2019
Fair values of exchange-traded/cleared natural gas derivatives - net	$(2.2)	$(3.0)	$0.8	$—	$—	$—
MMBtu – net (short) long futures/swap/option positions	7.5	12.4	(5.4)	0.4	0.1	—
Fair values of basis swaps - net	$0.7	$—	$0.5	$0.2	$—	$—
MMBtu – net (short) long basis swap positions	(5.7)	(0.2)	(1.6)	(3.4)	(0.5)	—
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
Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal year 2016:

($ Millions)
Net balance of derivative assets as of September 30, 2014	$2.1
Changes in fair value	1.5
Settlements	(0.4)
Net balance of derivative assets as of December 31, 2014	$3.2

Counterparty Credit Risk
LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER also has concentrations of credit risk with certain individually significant counterparties. To the extent possible, LER enters into netting arrangements with its counterparties to mitigate exposure to credit risk. LER is also exposed to credit risk associated with its derivative contracts designated as normal purchases and normal sales. LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these concentrations of credit risk, including how LER manages these risks, see Note 7, Concentrations of Credit Risk, of the Notes to the Financial Statements.
Interest Rate Risk
The Company, Laclede Gas, and Alagasco are subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the three months ended December 31, 2014, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in annual interest expense of approximately $3.4, $2.7 and $0.2 for the Company, Laclede Gas and Alagasco, respectively on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At December 31, 2014, Laclede Group had $250.0 of variable rate long-term debt. An increase of 100 basis points in the underlying average interest rate for the variable long term note would cause an increase in interest expense of approximately $2.5 on an annual basis. At December 31, 2014, Laclede Group had fixed-rate long-term debt totaling $1,603.6. Additionally, at December 31, 2014, Laclede Gas had fixed-rate long-term debt totaling $810.0 and Alagasco had fixed-rate long-term debt of $249.7, which are both included in Laclede Group's total long-term debt. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities' regulated operations, losses or gains on early redemptions of its long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.
ENVIRONMENTAL MATTERS
The Missouri Utilities and Alagasco own and operate natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Laclede Gas' or Alagasco's financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas and Alagasco may be required to incur additional costs. For information relative to environmental matters, see Note 10, Commitments and Contingencies, of the Notes to the Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
At December 31, 2014, none of Laclede Group or its subsidiary companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of Laclede Group or its subsidiaries expect to engage in any significant off-balance-sheet financing arrangements in the near future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 55 of this report.

Item 4. Controls and Procedures
Disclosure Controls and Procedures - Laclede Group
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
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. On August 31, 2014, we acquired Alagasco. Alagasco’s business constitutes 30.4 percent and 27.8 percent of net and total assets, respectively, and 19.4 percent of revenues for the three months ended December 31, 2014. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of Alagasco.
Changes in Internal Control over Financial Reporting - Laclede Group
After the acquisition of Alagasco on August 31, 2014, management began to integrate some controls of Alagasco with those of the Company’s corporate level controls, although a complete integration is not expected and Alagasco will retain distinct controls in some areas.
Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting - Laclede Gas
Effective September 1, 2013, we acquired MGE. There were no changes in Laclede Gas’ internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Laclede Gas’ internal control over financial reporting.
Disclosure Controls and Procedures - Alagasco
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
Changes in Internal Control over Financial Reporting - Alagasco
On August 31, 2014, The Company acquired Alagasco as described in Note 2, Alagasco Acquisition. Post-acquisition, management began to integrate some controls of Alagasco with those of corporate level controls of Laclede Group, although a complete integration is not expected and Alagasco will retain distinct controls in some areas.
Other than as a result of the acquisition of Alagasco by Laclede Group described above, there were no changes in Alagasco’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Alagasco’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 10, Commitments and Contingencies, of the Notes to the Financial Statements. For a description of pending regulatory matters of Laclede Group, see Note 4, Regulatory Matters.
The registrants are involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcomes of these matters will not have a material effect on either registrant's financial position or results of operations reflected in the financial statements presented herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2014, the only repurchases of Laclede Group's common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases:

Period	Total No. of Shares Purchases	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans	Maximum No. of Shares that May Yet be Purchased Under the Plans
October 1, 2014 – October 31, 2014	—	$—	—	—
November 1, 2014 – November 30, 2014	—	$—	—	—
December 1, 2014 – December 31, 2014	30,402	$50.65	—	—
Total	30,402	$50.65	—	—

Item 3. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	February 4, 2015	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Laclede Gas Company

Dated:	February 4, 2015	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

Alabama Gas Corporation

Dated:	February 4, 2015	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

31-1	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a) of The Laclede Group, Inc.
31-2	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a) of Laclede Gas Company.
31-3	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a) of Alabama Gas Corporation.
32-1	-	CEO and CFO Section 1350 Certifications - of The Laclede Group, Inc.
32-2	-	CEO and CFO Section 1350 Certifications - of Laclede Gas Company.
32-3	-	CEO and CFO Section 1350 Certifications - of Alabama Gas Corporation.
101.INS	-	XBRL Instance Document. (1)
101.SCH	-	XBRL Taxonomy Extension Schema. (1)
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	-	XBRL Taxonomy Definition Linkbase. (1)
101.LAB	-	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Statements of Condensed Consolidated Income and Statements of Condensed Income for the three months ended December 31, 2014 and 2013; (iii) unaudited Statements of Consolidated Comprehensive Income and Statements of Comprehensive Income for the three months ended December 31, 2014 and 2013; (iv) unaudited Consolidated Balance Sheets and Balance Sheets at December 31, 2014 and September 30, 2014; (v) unaudited Statements of Consolidated Common Shareholders' Equity and Statements of Common Shareholder's Equity for the three months ended December 31, 2014 and 2013; (vi) unaudited Statements of Condensed Consolidated Cash Flows and Statements of Condensed Cash Flows for the three months ended December 31, 2014 and 2013, and (vii) combined Notes to the Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.