Form 10-Q
period 2015-06-30
LACLEDE GROUP INC; ALABAMA GAS CORP; LACLEDE GAS CO
filed 2015-08-05
CIK 1126956, 3146, 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-Q

QUARTERLY REPORT

For the Quarterly Period Ended June 30, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number	Registrant, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 700 Market Street St. Louis, MO 63101 Telephone Number 314-342-0878	Missouri	74-2976504
1-1822	Laclede Gas Company 700 Market Street St. Louis, MO 63101 Telephone Number 314-342-0878	Missouri	43-0368139
2-38960	Alabama Gas Corporation 2101 6th Avenue North Birmingham, Alabama 35203 Telephone Number 205-326-8100	Alabama	63-0022000

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

The Laclede Group, Inc.    Yes [ ]        No [ X ]
Laclede Gas Company    Yes [ ]        No [ X ]
Alabama Gas Corporation    Yes [ ]        No [ X ]
The number of shares outstanding of each registrant’s common stock as of July 31, 2015 was as follows:

The Laclede Group, Inc.	Common Stock, par value $1.00 per share	43,322,653
Laclede Gas Company	Common Stock, par value $1.00 per share (all owned by The Laclede Group, Inc.)	24,577
Alabama Gas Corporation	Common Stock, par value $0.01 per share (all owned by the Laclede Group, Inc.)	1,972,052

Laclede Gas Company and Alabama Gas Corporation meet the conditions set forth in General Instructions H(1)(a) and (b) to Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instructions H(2) to Form 10-Q.

This combined Form 10-Q represents separate filings by The Laclede Group, Inc., Laclede Gas Company and Alabama Gas Corporation. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants, except that information relating to Laclede Gas Company and Alabama Gas Corporation are also attributed to The Laclede Group, Inc.

GLOSSARY OF KEY TERMS

Alagasco	Alabama Gas Corporation or Alabama Utility	ISRS	Infrastructure System Replacement Surcharge
Alabama Utility	Alabama Gas Corporation or Alagasco; the utility serving the Alabama region	LER	Laclede Energy Resources, Inc.
AOC	Administrative Order on Consent	MDNR	Missouri Department of Natural Resources
APSC	Alabama Public Service Commission	MGE	Missouri Gas Energy
ASC	Accounting Standards Codification	MGP	Manufactured Gas Plant
APUC	Algonquin Power and Utilities Corp.	Missouri Utilities	Laclede Gas Company, including MGE; the utilities serving the Missouri region
Bcf	Billion cubic feet	MMBtu	Million British thermal unit
BVCP	Brownfields/Voluntary Cleanup Program	MoPSC	Missouri Public Service Commission or MPSC
CCM	Cost Control Mechanism	NCP	National Oil and Hazardous Substances Pollution Contingency Plan
CERCLA	Comprehensive Environment Response, Compensation and Liability Act	NEG	New England Gas Company
Energen	Energen Corporation	NPL	National Priorities List
EPA	US Environmental Protection Agency	NSR	Negative Salvage Refund
ESR	Enhanced Stability Reserve	NYMEX	New York Mercantile Exchange, Inc.
ETE	Energy Transfers Equity, LP	O&M	Operations and Maintenance
FASB	Financial Accounting Standards Board	OTCBB	Over-the-Counter Bulletin Board
FERC	Federal Energy Regulatory Commission	PGA	Purchased Gas Adjustment
GAAP	Accounting principles generally accepted in the United States of America	PRP	Potential Responsible Party
Gas Utility	Operating segment including the regulated operations of Laclede Gas Company and Alabama Gas Corporation	RSE	Rate Stabilization and Equalization
Gas Marketing	Operating segment including Laclede Energy Resources (LER), a subsidiary engaged in the non-regulated marketing of natural gas and related activities	SEC	US Securities and Exchange Commission
GSA	Gas Supply Adjustment	SPA	Stock Purchase Agreement with Energen to purchase 100% of the common shares of Alabama Gas Corporation (Alagasco)
ICE	Intercontinental Exchange	Spire	Laclede Group's compressed natural gas fueling solutions business
Index Range	Range of Alagasco's CCM, which is 2007 rate year O&M expense (Base Year) inflation-adjusted using the June Consumer Price Index for All Urban Consumers plus or minus 1.75%	US	United States

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by three separate registrants — The Laclede Group, Inc. (Laclede Group or the Company), Laclede Gas Company (Laclede Gas or Missouri Utilities) and Alabama Gas Corporation (Alagasco or Alabama Utility) — without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in each registrant's respective Form 10-K for the fiscal year or transition period, as applicable, ended September 30, 2014.

The Financial Information in this Part I includes separate financial statements (i.e., balance sheets, statements of income and comprehensive income, statements of common shareholders' equity and statements of cash flows) for Laclede Group, Laclede Gas and Alagasco. The notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations are also included and presented herein on a combined basis for the Laclede Group, Laclede Gas and Alagasco.

Item 1. Financial Statements

THE LACLEDE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
($ Millions, Except Per Share Amounts)	2015	2014	2015	2014
Operating Revenues:
Gas utility	$260.2	$214.0	$1,688.6	$1,283.6
Gas marketing and other	15.0	27.8	83.6	121.3
Total Operating Revenues	275.2	241.8	1,772.2	1,404.9
Operating Expenses:
Gas utility
Natural and propane gas	57.7	49.3	844.8	696.4
Other operation and maintenance expenses	90.6	73.0	291.5	207.3
Depreciation and amortization	32.5	18.4	96.7	58.5
Taxes, other than income taxes	26.2	22.2	119.9	92.6
Total Gas Utility Operating Expenses	207.0	162.9	1,352.9	1,054.8
Gas marketing and other	32.2	54.2	138.3	175.3
Total Operating Expenses	239.2	217.1	1,491.2	1,230.1
Operating Income	36.0	24.7	281.0	174.8
Other Income and (Income Deductions)	0.5	(2.4)	2.6	(1.0)
Interest Charges:
Interest on long-term debt	16.3	8.6	50.0	26.9
Other interest charges	1.5	2.8	6.1	4.3
Total Interest Charges	17.8	11.4	56.1	31.2
Income Before Income Taxes	18.7	10.9	227.5	142.6
Income Tax Expense	4.6	(0.8)	71.9	43.1
Net Income	$14.1	$11.7	$155.6	$99.5

Weighted Average Number of Common Shares Outstanding:
Basic	43.2	34.9	43.1	33.3
Diluted	43.3	35.0	43.2	33.4
Basic Earnings Per Share of Common Stock	$0.32	$0.34	$3.59	$2.97
Diluted Earnings Per Share of Common Stock	$0.32	$0.33	$3.59	$2.97
Dividends Declared Per Share of Common Stock	$0.46	$0.44	$1.38	$1.32

See the accompanying Notes to the Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
($ Millions)	2015	2014	2015	2014
Net Income	$14.1	$11.7	$155.6	$99.5
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	0.3	(10.4)	(6.2)	(15.5)
Reclassification adjustment for losses included in net income	1.3	0.8	3.5	2.8
Net unrealized gains (losses) on cash flow hedging derivative instruments	1.6	(9.6)	(2.7)	(12.7)
Defined benefit pension and other postretirement plans:
Net actuarial gain arising during the period	0.1	—	0.1	—
Amortization of actuarial loss included in net periodic pension and postretirement benefit cost	—	0.1	0.2	0.3
Net defined benefit pension and other postretirement plans	0.1	0.1	0.3	0.3
Other Comprehensive Income (Loss), Before Tax	1.7	(9.5)	(2.4)	(12.4)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	0.7	(3.6)	(0.9)	(4.7)
Other Comprehensive Income (Loss), Net of Tax	1.0	(5.9)	(1.5)	(7.7)
Comprehensive Income	$15.1	$5.8	$154.1	$91.8

See the accompanying Notes to the Financial Statements.

THE LACLEDE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
($ Millions, Except Per Share Amounts)	2015	2014
ASSETS
Utility Plant	$4,108.4	$3,928.3
Less: Accumulated depreciation and amortization	1,239.1	1,168.6
Net Utility Plant	2,869.3	2,759.7
Non-utility Property (net of accumulated depreciation and amortization, $7.4 and $6.7 at June 30, 2015 and September 30, 2014, respectively)	12.2	9.2
Goodwill	946.0	937.8
Other investments	63.1	60.0
Total Other Property and Investments	1,021.3	1,007.0
Current Assets:
Cash and cash equivalents	5.7	16.1
Accounts receivable:
Utility	139.7	148.2
Other	86.7	86.5
Allowance for doubtful accounts	(15.7)	(15.9)
Delayed customer billings	21.9	10.8
Inventories:
Natural gas	136.7	245.5
Propane gas	12.0	11.7
Materials and supplies	14.6	13.0
Natural gas receivable	19.8	7.3
Derivative instrument assets	3.6	2.4
Unamortized purchased gas adjustments	—	54.0
Regulatory assets	27.0	26.8
Prepayments and other	31.0	21.6
Total Current Assets	483.0	628.0
Deferred Charges:
Regulatory assets	644.6	614.3
Other	64.7	65.0
Total Deferred Charges	709.3	679.3
Total Assets	$5,082.9	$5,074.0

THE LACLEDE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,
	2015	2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 70.0 million shares authorized; 43.3 million and 43.2 million shares issued and outstanding, at June 30, 2015 and September 30, 2014, respectively)	$43.3	$43.2
Paid-in capital	1,035.6	1,029.4
Retained earnings	532.9	437.5
Accumulated other comprehensive loss	(3.2)	(1.7)
Total Common Stock Equity	1,608.6	1,508.4
Long-term debt (less current portion)	1,736.4	1,851.0
Total Capitalization	3,345.0	3,359.4
Current Liabilities:
Current portion of long-term debt	80.0	—
Notes payable	211.4	287.1
Accounts payable	148.1	176.7
Advance customer billings	12.9	32.2
Wages and compensation accrued	30.5	36.0
Dividends payable	20.9	19.9
Customer deposits	34.2	34.0
Interest accrued	19.4	15.1
Unamortized purchased gas adjustments	52.3	22.4
Taxes accrued	45.0	63.4
Deferred income taxes	—	9.9
Regulatory liabilities	29.4	41.3
Other	36.3	47.8
Total Current Liabilities	720.4	785.8
Deferred Credits and Other Liabilities:
Deferred income taxes	487.7	383.8
Pension and postretirement benefit costs	233.3	244.9
Asset retirement obligations	102.7	99.2
Regulatory liabilities	114.9	125.8
Other	78.9	75.1
Total Deferred Credits and Other Liabilities	1,017.5	928.8
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$5,082.9	$5,074.0

See the accompanying Notes to the Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
($ Millions, Except Per Share Amounts)	Shares	Amount				Total
BALANCE SEPTEMBER 30, 2013	32,696,836	$32.7	$594.3	$420.1	$(0.8)	$1,046.3
Common stock offering	10,350,000	10.4	446.7	—	—	457.1
Equity units offering	—	—	(19.7)	—	—	(19.7)
Net income	—	—	—	99.5	—	99.5
Dividend reinvestment plan	25,548	—	1.1	—	—	1.1
Stock-based compensation costs	—	—	4.2	—	—	4.2
Equity Incentive Plan	86,715	0.1	1.4	—	—	1.5
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(1.1)	—	—	(1.1)
Tax benefit – stock compensation	—	—	0.6	—	—	0.6
Dividends declared	—	—	—	(48.0)	—	(48.0)
Other comprehensive loss, net of tax	—	—	—	—	(7.7)	(7.7)
BALANCE JUNE 30, 2014	43,159,099	$43.2	$1,027.5	$471.6	$(8.5)	$1,533.8

BALANCE SEPTEMBER 30, 2014	43,178,405	$43.2	$1,029.4	$437.5	$(1.7)	$1,508.4
Net income	—	—	—	155.6	—	155.6
Dividend reinvestment plan	6,999	—	1.2	—	—	1.2
Stock-based compensation costs	—	—	1.4	—	—	1.4
Equity Incentive Plan	131,409	0.1	3.0	—	—	3.1
Tax benefit – stock compensation	—	—	0.6	—	—	0.6
Dividends declared	—	—	—	(60.2)	—	(60.2)
Other comprehensive loss, net of tax	—	—	—	—	(1.5)	(1.5)
BALANCE JUNE 30, 2015	43,316,813	$43.3	$1,035.6	$532.9	$(3.2)	$1,608.6

See the accompanying Notes to the Financial Statements.

THE LACLEDE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
($ Millions)	2015	2014
Operating Activities:
Net Income	$155.6	$99.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	97.4	59.1
Deferred income taxes and investment tax credits	70.4	14.5
Changes in assets and liabilities:
Accounts receivable	(5.2)	(36.8)
Unamortized purchased gas adjustments	83.9	17.4
Deferred purchased gas costs	(16.6)	1.7
Accounts payable	(26.1)	11.3
Delayed/advance customer billings – net	(30.4)	(52.4)
Taxes accrued	(18.6)	22.3
Inventories	106.9	63.8
Other assets and liabilities	(58.7)	(18.7)
Other	7.7	3.3
Net cash provided by operating activities	366.3	185.0
Investing Activities:
Capital expenditures	(202.9)	(109.5)
Proceeds from sale of right to acquire New England Gas Company	—	11.0
(Payments for) proceeds from final reconciliation of acquisitions	(8.6)	23.9
Other	(0.4)	2.9
Net cash used in investing activities	(211.9)	(71.7)
Financing Activities:
Issuance of long-term debt	—	143.8
Repayment of long-term debt	(34.7)	(80.0)
Repayment of short-term debt – net	(75.8)	(74.0)
Issuance of common stock	3.6	459.7
Dividends paid	(59.1)	(42.9)
Other	1.2	(1.1)
Net cash (used in) provided by financing activities	(164.8)	405.5
Net (Decrease) Increase in Cash and Cash Equivalents	(10.4)	518.8
Cash and Cash Equivalents at Beginning of Period	16.1	53.0
Cash and Cash Equivalents at End of Period	$5.7	$571.8

Supplemental disclosure of cash (paid) refunded for:
Interest	$(48.3)	$(26.6)
Income taxes	0.3	(3.0)

See the accompanying Notes to the Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
($ Millions)	2015	2014	2015	2014
Operating Revenues:
Utility	$187.5	$214.2	$1,265.6	$1,288.1
Other	—	—	—	0.1
Total Operating Revenues	187.5	214.2	1,265.6	1,288.2
Operating Expenses:
Utility
Natural and propane gas	57.5	77.6	743.6	769.7
Other operation and maintenance expenses	54.3	73.3	188.7	208.0
Depreciation and amortization	20.7	18.4	61.4	58.5
Taxes, other than income taxes	20.5	22.2	92.0	92.6
Total Utility Operating Expenses	153.0	191.5	1,085.7	1,128.8
Other	—	0.2	—	0.1
Total Operating Expenses	153.0	191.7	1,085.7	1,128.9
Operating Income	34.5	22.5	179.9	159.3
Other (Income Deductions) and Other Income	(0.2)	(2.2)	1.1	(1.2)
Interest Charges:
Interest on long-term debt	8.2	8.2	24.8	26.1
Other interest charges	0.4	0.8	2.6	2.3
Total Interest Charges	8.6	9.0	27.4	28.4
Income Before Income Taxes	25.7	11.3	153.6	129.7
Income Tax Expense	5.7	(0.7)	44.7	38.2
Net Income	$20.0	$12.0	$108.9	$91.5

See the accompanying Notes to the Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
($ Millions)	2015	2014	2015	2014
Net Income	$20.0	$12.0	$108.9	$91.5
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gains (losses) arising during the period	0.2	—	(1.1)	0.1
Reclassification adjustment for losses (gains) included in net income	0.3	—	0.7	(0.1)
Net unrealized gains (losses) on cash flow hedging derivative instruments	0.5	—	(0.4)	—
Defined benefit pension and other postretirement plans:
Net actuarial gain arising during the period	0.1	—	0.1	—
Amortization of actuarial loss included in net periodic pension and postretirement benefit cost	0.1	—	0.2	0.2
Net defined benefit pension and other postretirement plans	0.2	—	0.3	0.2
Other Comprehensive Income (Loss), Before Tax	0.7	—	(0.1)	0.2
Income Tax Expense Related to Items of Other Comprehensive Income	0.3	—	—	0.1
Other Comprehensive Income (Loss), Net of Tax	0.4	—	(0.1)	0.1
Comprehensive Income	$20.4	$12.0	$108.8	$91.6

See the accompanying Notes to the Financial Statements.

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
($ Millions, Except Shares and Per Share Amounts)	2015	2014
ASSETS
Utility Plant	$2,527.4	$2,403.3
Less: Accumulated depreciation and amortization	581.2	542.3
Net Utility Plant	1,946.2	1,861.0
Goodwill	210.2	210.2
Other Property and Investments	58.4	55.7
Total Other Property and Investments	268.6	265.9
Current Assets:
Cash and cash equivalents	3.0	3.7
Accounts receivable:
Utility	103.4	111.1
Other	28.2	19.2
Allowance for doubtful accounts	(10.6)	(10.7)
Delayed customer billings	21.9	10.8
Receivables from associated companies	2.9	11.4
Inventories:
Natural gas	89.9	191.1
Propane gas	12.0	11.7
Materials and supplies	9.3	7.8
Unamortized purchased gas adjustments	—	54.0
Regulatory assets	17.5	18.0
Prepayments and other	19.0	15.5
Total Current Assets	296.5	443.6
Deferred Charges:
Regulatory assets	558.0	523.7
Other	7.8	10.8
Total Deferred Charges	565.8	534.5
Total Assets	$3,077.1	$3,105.0

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,
	2015	2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and Paid-in capital (par value $1.00 per share; 50,000 authorized; 24,577 shares issued and outstanding)	$747.3	$744.1
Retained earnings	314.8	265.6
Accumulated other comprehensive loss	(2.0)	(1.9)
Total Common Stock Equity	1,060.1	1,007.8
Long-term debt	808.1	807.9
Total Capitalization	1,868.2	1,815.7
Current Liabilities:
Notes payable	135.2	238.6
Notes payable – associated companies	—	—
Accounts payable	57.0	70.1
Accounts payable – associated companies	6.9	6.0
Advance customer billings	—	15.5
Wages and compensation accrued	26.4	30.3
Dividends payable	19.9	19.0
Customer deposits	14.7	14.8
Interest accrued	9.4	8.1
Taxes accrued	39.0	43.9
Unamortized purchase gas adjustments	20.8	—
Other	20.2	41.9
Total Current Liabilities	349.5	488.2
Deferred Credits and Other Liabilities:
Deferred income taxes	466.7	399.8
Pension and postretirement benefit costs	200.4	215.3
Asset retirement obligations	73.8	71.2
Regulatory liabilities	70.9	72.1
Other	47.6	42.7
Total Deferred Credits and Other Liabilities	859.4	801.1
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$3,077.1	$3,105.0

See the accompanying Notes to the Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(UNAUDITED)

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
($ Millions)	Shares	Amount				Total
BALANCE SEPTEMBER 30, 2013	24,549	$0.1	$738.1	$237.8	$(2.1)	$973.9
Net income	—	—	—	91.5	—	91.5
Stock-based compensation costs	—	—	3.1	—	—	3.1
Tax benefit – stock compensation	—	—	0.5	—	—	0.5
Dividends declared	—	—	—	(43.2)	—	(43.2)
Issuance of common stock to Laclede Group	28	—	1.1	—	—	1.1
Other comprehensive income , net of tax	—	—	—	—	0.1	0.1
BALANCE JUNE 30, 2014	24,577	$0.1	$742.8	$286.1	$(2.0)	$1,027.0

BALANCE SEPTEMBER 30, 2014	24,577	$0.1	$744.0	$265.6	$(1.9)	$1,007.8
Net income	—	—	—	108.9	—	108.9
Stock-based compensation costs	—	—	2.7	—	—	2.7
Tax benefit – stock compensation	—	—	0.5	—	—	0.5
Dividends declared	—	—	—	(59.7)	—	(59.7)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
BALANCE JUNE 30, 2015	24,577	$0.1	$747.2	$314.8	$(2.0)	$1,060.1

See the accompanying Notes to the Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
($ Millions)	2015	2014
Operating Activities:
Net Income	$108.9	$91.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.4	58.5
Deferred income taxes and investment tax credits	34.0	16.3
Changes in assets and liabilities:
Accounts Receivable	7.0	(20.3)
Unamortized purchased gas adjustments	74.8	17.4
Deferred purchased gas costs	(16.6)	1.7
Accounts payable	(11.1)	4.7
Delayed/advance customer billings – net	(26.5)	(52.4)
Taxes accrued	(4.8)	19.9
Inventories	99.4	50.7
Other assets and liabilities	(24.9)	(12.4)
Other	1.5	2.0
Net cash provided by operating activities	303.1	177.6
Investing Activities:
Capital expenditures	(142.4)	(108.4)
Proceeds from final reconciliation of acquisition of Missouri Gas Energy	—	23.9
Other	0.5	3.1
Net cash used in investing activities	(141.9)	(81.4)
Financing Activities:
Redemption and maturity of first mortgage bonds	—	(80.0)
Repayment of short-term debt – net	(103.5)	(74.0)
Borrowings from Laclede Group	18.4	198.8
Repayment of borrowings from Laclede Group	(18.4)	(118.6)
Dividends paid	(58.8)	(42.8)
Issuance of common stock to Laclede Group	—	1.2
Other	0.4	1.3
Net cash used in financing activities	(161.9)	(114.1)
Net Decrease in Cash and Cash Equivalents	(0.7)	(17.9)
Cash and Cash Equivalents at Beginning of Period	3.7	23.9
Cash and Cash Equivalents at End of Period	$3.0	$6.0

Supplemental disclosure of cash (paid) refunded for:
Interest	$(22.0)	$(26.1)
Income taxes	(0.6)	0.5

See the accompanying Notes to the Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
($ Millions)	2015	2014	2015	2014
Operating Revenues:
Utility	$73.7	$93.8	$427.0	$500.5
Total Operating Revenues	73.7	93.8	427.0	500.5
Operating Expenses:
Utility
Natural gas	15.7	38.5	158.5	218.6
Operation and maintenance	36.6	34.8	103.6	106.5
Depreciation and amortization	11.8	11.4	35.3	34.0
Taxes, other than income taxes	5.7	7.3	27.9	32.4
Total Operating Expenses	69.8	92.0	325.3	391.5
Operating Income	3.9	1.8	101.7	109.0
Other Income – Net	0.5	0.8	1.5	2.7
Interest Charges:
Interest on long-term debt	2.8	3.3	8.8	10.1
Other interest charges	0.5	0.4	1.8	1.5
Total Interest Charges	3.3	3.7	10.6	11.6
Income Before Income Taxes	1.1	(1.1)	92.6	100.1
Income Tax Expense	0.4	(0.5)	35.0	37.8
Net Income	$0.7	$(0.6)	$57.6	$62.3

See the accompanying Notes to the Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
($ Millions, Except Per Share Amounts)	2015	2014
ASSETS
Utility Plant	$1,581.0	$1,525.1
Less: Accumulated depreciation and amortization	657.8	626.4
Net Utility Plant	923.2	898.7
Current Assets:
Cash and cash equivalents	0.2	5.6
Accounts receivable:
Utility	36.3	39.0
Other	5.7	5.1
Allowance for doubtful accounts	(5.1)	(5.1)
Inventories:
Natural gas	35.3	48.0
Materials and supplies	5.1	5.1
Regulatory assets	9.5	8.8
Deferred income taxes	3.6	2.3
Prepayments and other	6.4	1.6
Total Current Assets	97.0	110.4
Deferred Charges:
Regulatory assets	86.6	90.6
Deferred income taxes	245.2	277.8
Other	51.3	47.1
Total Deferred Charges	383.1	415.5
Total Assets	$1,403.3	$1,424.6

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,
	2015	2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$—	$—
Paid-in capital	481.1	503.9
Retained earnings	403.3	345.7
Total Common Stock Equity	884.4	849.6
Long-term debt	135.0	249.8
Total Capitalization	1,019.4	1,099.4
Current Liabilities:
Current portion of long-term debt	80.0	—
Notes payable	8.5	16.0
Accounts payable	33.6	34.2
Accounts payable – associated companies	1.7	0.4
Advance customer billings	12.9	16.7
Wages and compensation accrued	4.0	5.7
Customer deposits	19.5	19.1
Interest accrued	3.2	3.9
Taxes accrued	25.0	30.0
Regulatory liabilities	28.8	40.7
Unamortized purchased gas adjustments	31.5	22.4
Other	6.7	6.8
Total Current Liabilities	255.4	195.9
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	32.9	29.6
Asset retirement obligations	28.7	27.7
Regulatory liabilities	44.3	53.7
Other	22.6	18.3
Total Deferred Credits and Other Liabilities	128.5	129.3
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$1,403.3	$1,424.6

See the accompanying Notes to the Financial Statements.

ALABAMA GAS CORPORATION
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(UNAUDITED)

	Common Stock Issued		Paid-in Capital	Retained Earnings
($ Millions)	Shares	Amount			Total
BALANCE SEPTEMBER 30, 2013	1,972,052	$—	$34.5	$330.2	$364.7
Net income	—	—	—	62.3	62.3
Dividends declared	—	—	—	(21.6)	(21.6)
BALANCE JUNE 30, 2014	1,972,052	$—	$34.5	$370.9	$405.4

BALANCE SEPTEMBER 30, 2014	1,972,052	$—	$503.9	$345.7	$849.6
Net income	—	—	—	57.6	57.6
Purchase accounting adjustments	—	—	4.2	—	4.2
Return of capital to Laclede Group	—	$—	(27.0)	$—	(27.0)
BALANCE JUNE 30, 2015	1,972,052	$—	$481.1	$403.3	$884.4

See the accompanying Notes to the Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
($ Millions)	2015	2014
Operating Activities:
Net Income	$57.6	$62.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.3	34.0
Deferred income taxes and investment tax credits	35.0	10.0
Changes in assets and liabilities:
Accounts receivable	(11.1)	(30.4)
Unamortized purchased gas adjustments	9.1	36.9
Accounts payable	(0.4)	6.2
Advance customer billings	(3.8)	(10.4)
Taxes accrued	(5.0)	8.6
Inventories	12.6	7.9
Other assets and liabilities	(12.0)	15.1
Other	2.5	(9.3)
Net cash provided by operating activities	119.8	130.9
Investing Activities:
Capital expenditures	(56.7)	(50.7)
Proceeds from sale of assets	—	0.8
Other	(0.5)	(0.4)
Net cash used in investing activities	(57.2)	(50.3)
Financing Activities:
Repayment of long-term debt	(34.7)	—
Repayment of short-term debt – net	(7.5)	(49.0)
Dividends paid	—	(21.6)
Return of capital to Laclede Group	(27.0)	—
Other	1.2	(6.7)
Net cash used in financing activities	(68.0)	(77.3)
Net (Decrease) Increase in Cash and Cash Equivalents	(5.4)	3.3
Cash and Cash Equivalents at Beginning of Period	5.6	8.5
Cash and Cash Equivalents at End of Period	$0.2	$11.8

Supplemental disclosure of cash (paid) refunded for:
Interest	$(9.9)	$(10.5)
Income taxes	—	(22.9)

See the accompanying Notes to the Financial Statements.

THE LACLEDE GROUP, INC., LACLEDE GAS COMPANY AND ALABAMA GAS CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
($ in millions, except per share amounts)
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION - These notes are an integral part of the accompanying unaudited financial statements of The Laclede Group, Inc. (Laclede Group or the Company), as well as Laclede Gas Company (Laclede Gas or the Missouri Utilities) and Alabama Gas Corporation (Alagasco or the Alabama Utility). Laclede Gas, which includes the operations of Missouri Gas Energy (MGE), and Alagasco are wholly owned subsidiaries of the Company. Collectively, Laclede Gas and Alagasco are referred to as the Utilities. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to the Financial Statements contained in Laclede Group's, Laclede Gas' and Alagasco's Annual Reports on Form 10-K or 10-KT for the fiscal year or transition period, as applicable, ended September 30, 2014.
The consolidated financial position, results of operations, and cash flows of Laclede Group are primarily derived from the financial position, results of operations, and cash flows of the Utilities. In compliance with GAAP, transactions between the Utilities and their affiliates, as well as intercompany balances on the Utilities' Balance Sheets, have not been eliminated from the Utilities' financial statements. As a result of the Company's August 31, 2014 acquisition of Alagasco, the Company's results of operations for the three and nine months ended June 30, 2015 include Alagasco, which impacts the comparability of the current year financial statements to prior years for Laclede Group. Nonetheless, the separate financial statements for Alabama Gas Corporation are comparable as presented. For a further discussion of the acquisition, see Note 2, Alagasco Acquisition.
The Utilities are regulated natural gas distribution utilities. Due to the seasonal nature of the Utilities, Laclede Group’s earnings are typically concentrated during the heating season of November through April each fiscal year. As a result, the interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year.
NATURE OF OPERATIONS - Laclede Group, headquartered in St. Louis, Missouri, is a public utility holding company. It has two key operating segments: Gas Utility and Gas Marketing. The Gas Utility segment is comprised of the operations of the Missouri Utilities and the Alabama Utility and serves St. Louis and eastern Missouri through legacy Laclede Gas, serves Kansas City and western Missouri through MGE, and serves central and northern Alabama through Alagasco. Laclede Group’s primary non-utility business, Laclede Energy Resources, Inc. (LER), included in the Gas Marketing segment, provides non-regulated natural gas services. The activities of other subsidiaries are described in Note 9, Information by Operating Segment, and are reported as Other. The Company's earnings are primarily derived from its Gas Utility segment.
REVENUE RECOGNITION - The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues for Laclede Gas at June 30, 2015 and September 30, 2014 were $26.4 and $29.4, respectively.
Alagasco records natural gas distribution revenues in accordance with the tariff established by the Alabama Public Service Commission (APSC). The amount of accrued unbilled revenues, which is not recorded as revenue until billed, for Alagasco at June 30, 2015 and September 30, 2014 were $5.4 and $5.2, respectively.
Laclede Group's other subsidiaries, including LER, record revenues when earned, either when the product is delivered or when services are performed.
In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.” Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of LER’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes. Under GAAP, revenues and expenses associated with trading activities are presented on a net basis in Gas Marketing Operating Revenues in the Condensed Consolidated Statements of Income. This net presentation has no effect on operating income or net income.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with the Utilities' services are imposed on the Utilities and billed to customers. The revenue and expense amounts are recorded gross in the "Operating Revenues" and "Taxes, other than income taxes" lines, respectively, in the Company's Condensed Consolidated Statements of Income and the Utilities' Condensed Statements of Income.
The following table presents gross receipts taxes recorded:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ Millions)	2015	2014	2015	2014
Laclede Group	$14.6	$13.7	$87.0	$67.9
Laclede Gas	11.1	13.7	66.9	67.9
Alagasco	3.5	4.7	20.1	24.1
REGULATED OPERATIONS - The Utilities account for their regulated operations in accordance with FASB ASC Topic 980, “Regulated Operations.” This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. In addition, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. As authorized by the Missouri Public Service Commission (MoPSC), the Purchased Gas Adjustment (PGA) clauses allow the Missouri Utilities to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. Similarly, Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, which permits the pass-through to customers of changes in the cost of gas supply. Regulatory assets and liabilities related to the PGA clauses and GSA rider are both labeled Unamortized Purchased Gas Adjustments herein. See additional discussion on regulated operations in Note 4, Regulatory Matters.
TRANSACTIONS WITH AFFILIATES - Transactions between the Company and its affiliates have been eliminated from the consolidated financial statements of Laclede Group. In addition to the normal intercompany shared services transactions, there were approximately $1.7 of employee-related integration transactions between Alagasco and Laclede Group in the quarter ended June 30, 2015. Laclede Gas had the following transactions with affiliates:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ Millions)	2015	2014	2015	2014
Sales of natural gas from Laclede Gas to LER	$0.9	$0.2	$3.8	$4.5
Sales of natural gas from LER to Laclede Gas	15.2	28.1	56.5	72.5
Transportation services provided by Laclede Pipeline Company to Laclede Gas	0.3	0.3	0.8	0.8
GOODWILL - Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities.
As part of the Alagasco acquisition (discussed in Note 2, Alagasco Acquisition), the Company initially recorded $727.6 of goodwill as of September 30, 2014. As part of the final reconciliation of net assets, $8.6 was paid by the Company to Energen Corporation (Energen) on January 6, 2015. This payment, offset partly by other immaterial purchase price adjustments in the second quarter of 2015, resulted in goodwill of $735.8 as of June 30, 2015 related to the Alagasco acquisition, included in Other for segment reporting purposes. Alagasco has no goodwill on its balance sheet as push down accounting was not applied. For Laclede Group and Laclede Gas, goodwill related to the 2013 acquisition of MGE, included in the Gas Utility segment, was $210.2 as of both June 30, 2015 and September 30, 2014.
UTILITY PLANT - Laclede Gas had accrued capital expenditures of $5.3 and $3.0 as of June 30, 2015 and September 30, 2014, respectively. Alagasco had accrued capital expenditures of $5.0 as of both June 30, 2015 and September 30, 2014. Accrued capital expenditures are excluded from the capital expenditures shown in the statements of cash flows.
REVISIONS TO PRIOR FINANCIAL STATEMENTS - In the Statements of Shareholder’s Equity in Alagasco's most recent Annual Report on Form 10-KT, $31.7 was misclassified between common stock and paid-in capital, with no impact on total shareholder’s equity. The prior period balances have been corrected in this filing and the filings for the prior two quarters. In addition, certain current and noncurrent assets and liabilities in the prior period have been adjusted to conform with the current period presentation for Laclede Group, Laclede Gas and Alagasco.
NEW ACCOUNTING PRONOUNCEMENTS - In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This standard is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principles-based approach to the recognition of revenue. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The standard outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was originally to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB approved a one-year deferral of the effective date, but companies may choose to adopt it as of the original effective date. The Company, Laclede Gas and Alagasco are currently assessing the available transition methods and the potential impacts of the standard, which must be adopted by the first quarter of fiscal 2019.
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Currently different balance sheet presentation requirements exist for debt issuance costs and debt discount and premium. Debt issuance costs are recorded as a deferred charge (asset), while debt discount and debt premium costs are recorded as a liability adjustment. This standard will require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this standard. The guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those years, with early adoption permitted. The application of this standard will be retrospective, wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific impacts of applying the new guidance. The Company, Laclede Gas and Alagasco are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal year 2017.
2. ALAGASCO ACQUISITION
The Company completed the acquisition of 100% of the common stock of Alagasco (Alagasco Transaction) from Energen for $1,600.0, including cash and assumed debt. The acquisition date (Closing Date) was September 2, 2014, with an effective time under the Stock Purchase Agreement of 11:59 p.m. on August 31, 2014. The Alagasco Transaction was subject to certain post-closing adjustments for cash, indebtedness and working capital as discussed below. Total cash consideration paid at closing, net of cash acquired and debt assumed, was $1,305.2. Subsequently, the Company and Energen agreed to a final reconciliation of net assets, and $8.6 was paid by the Company to Energen on January 6, 2015, effectively increasing the total net consideration to $1,313.8. The Alagasco Transaction was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations.” The Company determined that the Alagasco Transaction met the scope exceptions for pushdown accounting, and as such the excess consideration transferred over the fair value of assets acquired was recorded at Laclede Group. The Company and Energen made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the Alagasco Transaction as a deemed purchase and sale of assets for tax purposes. As a result, the existing deferred tax assets and liabilities were re-measured as of the Closing Date.

3. EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions, except per share amounts)	2015	2014	2015	2014
Basic EPS:
Net Income	$14.1	$11.7	$155.6	$99.5
Less: Income allocated to participating securities	0.1	—	0.5	0.4
Net Income Available to Common Shareholders	$14.0	$11.7	$155.1	$99.1

Weighted Average Shares Outstanding	43.2	34.9	43.1	33.3

Basic Earnings Per Share of Common Stock	$0.32	$0.34	$3.59	$2.97

Diluted EPS:
Net Income	$14.1	$11.7	$155.6	$99.5
Less: Income allocated to participating securities	0.1	—	0.5	0.4
Net Income Available to Common Shareholders	$14.0	$11.7	$155.1	$99.1

Weighted Average Shares Outstanding	43.2	34.9	43.1	33.3
Dilutive Effect of Stock Options, Restricted Stock and Restricted Stock Units	0.1	0.1	0.1	0.1
Weighted Average Diluted Shares	43.3	35.0	43.2	33.4

Diluted Earnings Per Share of Common Stock	$0.32	$0.33	$3.59	$2.97
In the three and nine months ended June 30, 2015 and 2014, there were approximately 300,000 shares of restricted stock and stock units subject to performance or market conditions excluded from the calculation of diluted EPS. Also, Laclede Group's 2014 2.0% Series Equity Units issued in June 2014 were anti-dilutive for the three and nine months ended June 30, 2015 and 2014; accordingly, they were excluded from the calculation of weighted average diluted shares for those periods.

4. REGULATORY MATTERS
As explained in Note 1, Summary of Significant Accounting Policies, Laclede Gas and Alagasco account for regulated operations in accordance with FASB ASC Topic 980, "Regulated Operations." The following regulatory assets and regulatory liabilities, including purchased gas adjustments, were reflected in the balance sheets of the Company and the Utilities as of June 30, 2015 and September 30, 2014.

	Laclede Group		Laclede Gas		Alagasco
	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,
($ Millions)	2015	2014	2015	2014	2015	2014
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$21.6	$21.4	$15.2	$15.0	$6.4	$6.4
Unamortized purchased gas adjustments	—	54.0	—	54.0	—	—
Other	5.4	5.4	2.3	3.0	3.1	2.4
Total Regulatory Assets (current)	27.0	80.8	17.5	72.0	9.5	8.8
Non-current:
Future income taxes due from customers	130.3	117.0	130.3	117.0	—	—
Pension and postretirement benefit costs	424.6	431.5	362.9	365.4	61.7	66.1
Accretion and depreciation of asset retirement obligations	19.5	18.4	—	—	19.5	18.4
Purchased gas costs	20.9	4.3	20.9	4.3	—	—
Energy efficiency	21.3	18.9	21.3	18.9	—	—
Other	28.0	24.2	22.6	18.1	5.4	6.1
Total Regulatory Assets (non-current)	644.6	614.3	558.0	523.7	86.6	90.6
Total Regulatory Assets	$671.6	$695.1	$575.5	$595.7	$96.1	$99.4

Regulatory Liabilities:
Current:
RSE adjustment	$10.3	$19.8	$—	$—	$10.3	$19.8
Unbilled service margin	5.4	5.2	—	—	5.4	5.2
Refundable negative salvage	10.8	13.4	—	—	10.8	13.4
Unamortized purchased gas adjustments	52.3	22.4	20.8	—	31.5	22.4
Other	2.9	2.9	0.6	0.6	2.3	2.3
Total Regulatory Liabilities (current)	81.7	63.7	21.4	0.6	60.3	63.1
Non-current:
Postretirement liabilities	24.5	26.2	—	—	24.5	26.2
Refundable negative salvage	16.2	26.8	—	—	16.2	26.8
Accrued cost of removal	59.1	60.5	59.1	60.5	—	—
Other	15.1	12.3	11.8	11.6	3.6	0.7
Total Regulatory Liabilities (non-current)	114.9	125.8	70.9	72.1	44.3	53.7
Total Regulatory Liabilities	$196.6	$189.5	$92.3	$72.7	$104.6	$116.8

A portion of the Company's and Laclede Gas' regulatory assets are not earning a return, as shown in the schedule below:

	Laclede Group		Laclede Gas
	June 30,	September 30,	June 30,	September 30,
($ Millions)	2015	2014	2015	2014
Regulatory Assets Not Earning a Return:
Future income taxes due from customers	$130.3	$117.0	$130.3	$117.0
Pension and postretirement benefit costs	221.2	240.9	221.2	240.9
Other	14.6	16.0	14.6	16.0
Total Regulatory Assets Not Earning a Return	$366.1	$373.9	$366.1	$373.9
Like all the Company's regulatory assets, these regulatory assets are expected to be recovered from customers in future rates. The Company and Laclede Gas expect these items to be recovered over a period not to exceed 15 years consistent with precedent set by the MoPSC. The portion of regulatory assets related to pensions and other postemployment benefits that pertains to unfunded differences between the projected benefit obligation and plan assets also does not earn a rate of return. Alagasco does not have any regulatory assets that are not earning a return.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 6, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.
Laclede Group
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for the Company are as follows:

			Classification of Estimated Fair Value
($ Millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2015
Cash and cash equivalents	$5.7	$5.7	$5.7	$—	$—
Short-term debt	211.4	211.4	—	211.4	—
Long-term debt, including current portion	1,816.4	1,888.4	—	1,888.4	—

As of September 30, 2014
Cash and cash equivalents	$16.1	$16.1	$16.1	$—	$—
Short-term debt	287.1	287.1	—	287.1	—
Long-term debt	1,851.0	1,937.3	—	1,937.3	—

Laclede Gas
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Laclede Gas are as follows:

			Classification of Estimated Fair Value
($ Millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2015
Cash and cash equivalents	$3.0	$3.0	$3.0	$—	$—
Short-term debt	135.2	135.2	—	135.2	—
Long-term debt	808.1	868.5	—	868.5	—

As of September 30, 2014
Cash and cash equivalents	$3.7	$3.7	$3.7	$—	$—
Short-term debt	238.6	238.6	—	238.6	—
Long-term debt	807.9	876.2	—	876.2	—

Alagasco
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Alagasco are as follows:

			Classification of Estimated Fair Value
($ Millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2015
Cash and cash equivalents	$0.2	$0.2	$0.2	$—	$—
Short-term debt	8.5	8.5	—	8.5	—
Long-term debt, including current portion	215.0	226.7	—	226.7	—

As of September 30, 2014
Cash and cash equivalents	$5.6	$5.6	$5.6	$—	$—
Short-term debt	16.0	16.0	—	16.0	—
Long-term debt	249.8	266.4	—	266.4	—

6. FAIR VALUE MEASUREMENTS
The following tables for Laclede Group and Laclede Gas categorize the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition. Currently Alagasco has no assets or liabilities that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.
The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities. The mutual funds included in Level 2 are valued based on the closing net asset value per unit.
Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using Over-the-Counter Bulletin Board (OTCBB), broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of June 30, 2015 and September 30, 2014 consisted of gas commodity contracts. The Company’s and the Utilities' policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
The mutual funds are included in the "Other investments" line of the balance sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the balance sheets when a legally enforceable netting agreement exists between the Company or Laclede Gas and the counterparty to a derivative contract.

Laclede Group

($ Millions)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2015
ASSETS
Gas Utility
U. S. stock/bond mutual funds	$16.0	$4.0	$—	$—	$20.0
NYMEX/ICE natural gas contracts	1.7	—	—	(1.7)	—
Subtotal	17.7	4.0	—	(1.7)	20.0
Gas Marketing
NYMEX/ICE natural gas contracts	2.7	2.6	—	(4.1)	1.2
Natural gas commodity contracts	$—	$2.4	$0.7	$(0.5)	2.6
Total	$20.4	$9.0	$0.7	$(6.3)	$23.8
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$9.5	$—	$—	$(9.5)	$—
OTCBB natural gas contracts	—	7.1	—	—	7.1
NYMEX gasoline and heating oil contracts	0.4	—	—	(0.4)	—
Subtotal	9.9	7.1	—	(9.9)	7.1
Gas Marketing
NYMEX/ICE natural gas contracts	0.4	2.9	—	(3.3)	—
Natural gas commodity contracts	—	0.9	—	(0.5)	0.4
Total	$10.3	$10.9	$—	$(13.7)	$7.5

As of September 30, 2014
ASSETS
Gas Utility
U. S. stock/bond mutual funds	$15.7	$3.9	$—	$—	$19.6
NYMEX/ICE natural gas contracts	2.4	—	—	(2.4)	—
OTCBB natural gas contracts	—	0.1	—	(0.1)	—
Subtotal	18.1	4.0	—	(2.5)	19.6
Gas Marketing
NYMEX natural gas contracts	1.0	1.2	—	(1.8)	0.4
Natural gas commodity contracts	—	2.7	0.2	(0.2)	2.7
Total	$19.1	$7.9	$0.2	$(4.5)	$22.7
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$5.2	$—	$—	$(5.2)	$—
OTCBB natural gas contracts	—	4.1	—	(0.1)	4.0
Gasoline and heating oil contracts	0.2	—	—	(0.2)	—
Subtotal	5.4	4.1	—	(5.5)	4.0
Gas Marketing
NYMEX/ICE natural gas contracts	1.1	0.7	—	(1.8)	—
Natural gas commodity contracts	—	0.7	—	(0.2)	0.5
Total	$6.5	$5.5	$—	$(7.5)	$4.5

Laclede Gas

($ Millions)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2015
ASSETS
U. S. stock/bond mutual funds	$16.0	$4.0	$—	$—	$20.0
NYMEX/ICE natural gas contracts	1.7	—	—	(1.7)	—
Total	17.7	4.0	—	(1.7)	20.0
LIABILITIES
NYMEX/ICE natural gas contracts	9.5	—	—	(9.5)	—
OTCBB natural gas contracts	—	7.1	—	—	7.1
Gasoline and heating oil contracts	0.4	—	—	(0.4)	—
Total	$9.9	$7.1	$—	$(9.9)	$7.1

As of September 30, 2014
ASSETS
U. S. stock/bond mutual funds	$15.7	$3.9	$—	$—	$19.6
NYMEX/ICE natural gas contracts	2.4	—	—	(2.4)	—
OTCBB natural gas contracts	—	0.1	—	(0.1)	—
Total	18.1	4.0	—	(2.5)	19.6
LIABILITIES
NYMEX/ICE natural gas contracts	5.2	—	—	(5.2)	—
OTCBB natural gas contracts	—	4.1	—	(0.1)	4.0
NYMEX gasoline and heating oil contracts	0.2	—	—	(0.2)	—
Total	$5.4	$4.1	$—	$(5.5)	$4.0

7. CONCENTRATIONS OF CREDIT RISK
Other than in LER (the Gas Marketing segment), Laclede Group has no significant concentrations of credit risk.
A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in LER's accounts receivable attributable to energy producers and their marketing affiliates totaled $11.3 at June 30, 2015. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $8.6. LER's accounts receivable attributable to utility companies and their marketing affiliates comprised $17.6 of total accounts receivable at June 30, 2015, while net receivable amounts from these customers, reflecting netting arrangements, were $15.5.
LER also has concentrations of credit risk with certain individually significant counterparties and with pipeline companies associated with its natural gas receivable amounts. At June 30, 2015, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure) totaled $17.2. These five counterparties are either investment-grade rated or owned by investment-grade rated companies. Net receivable amounts from these five customers on the same date, reflecting netting arrangements, were $14.9.

8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
This footnote includes all pension plans of the Company whether historical plans or those acquired as part of the purchase of certain assets and liabilities of MGE on September 1, 2013 or those acquired in the Alagasco Transaction effective August 31, 2014. The net pension and postretirement obligations were re-measured at the applicable acquisition dates as well as at the fiscal year end.
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
The net periodic pension cost included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ Millions)	2015	2014	2015	2014
Laclede Group
Service cost – benefits earned during the period	$4.4	$2.4	$13.0	$7.3
Interest cost on projected benefit obligation	7.4	6.0	22.3	18.0
Expected return on plan assets	(9.4)	(6.6)	(28.1)	(19.9)
Amortization of prior service cost	0.1	0.2	0.3	0.4
Amortization of actuarial loss	1.8	1.8	5.7	5.3
Loss on lump-sum settlements	12.5	—	12.5	1.3
Sub-total	16.8	3.8	25.7	12.4
Regulatory adjustment	(6.3)	2.9	3.4	7.4
Net pension cost	$10.5	$6.7	$29.1	$19.8

Laclede Gas
Service cost – benefits earned during the period	$2.9	$2.4	$8.6	$7.3
Interest cost on projected benefit obligation	5.8	6.0	17.6	18.0
Expected return on plan assets	(7.3)	(6.6)	(21.9)	(19.9)
Amortization of prior service cost	0.1	0.2	0.3	0.4
Amortization of actuarial loss	1.8	1.8	5.7	5.3
Loss on lump-sum settlements	12.5	—	12.5	1.3
Sub-total	15.8	3.8	22.8	12.4
Regulatory adjustment	(7.8)	2.9	(1.0)	7.4
Net pension cost	$8.0	$6.7	$21.8	$19.8

	Three Months Ended June 30,		Nine Months Ended June 30,
($ Millions)	2015	2014	2015	2014
Alagasco
Service cost – benefits earned during the period	$1.5	$1.9	$4.4	$5.5
Interest cost on projected benefit obligation	1.6	1.5	4.7	4.4
Expected return on plan assets	(2.1)	(1.9)	(6.2)	(5.6)
Amortization of prior service cost	—	—	—	0.1
Amortization of actuarial loss	—	0.9	—	2.9
Loss on lump-sum settlements	—	—	—	10.9
Sub-total	1.0	2.4	2.9	18.2
Regulatory adjustment	1.5	0.3	4.4	(10.3)
Net pension cost	$2.5	$2.7	$7.3	$7.9
Pursuant to the provisions of the Missouri Utilities' and Alagasco's pension plans, pension obligations may be satisfied by lump-sum cash payments. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs in a specific year. Two Laclede Gas plans and one Alagasco plan met the criteria for settlement recognition in the quarter ended June 30, 2015, requiring remeasurement of the obligation under those plans using updated census data and assumptions for discount rate and mortality. The net reduction in projected benefit obligation was $7.4.
The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2015 contributions to Laclede Gas' pension plans through June 30, 2015 were $27.2 to the qualified trusts and $0.3 to the non-qualified plans. There were no fiscal 2015 contributions to the Alagasco pension plans through June 30, 2015.
Contributions to the Missouri Utilities' pension plans for the remaining three months of fiscal 2015 are anticipated to be approximately zero to the qualified trusts and $0.2 to the non-qualified plans. There are no expected contributions to Alagasco's pension plans for the remaining three months of fiscal 2015.
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
Net periodic postretirement benefit cost for the Company consisted of the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ Millions)	2015	2014	2015	2014
Laclede Group
Service cost – benefits earned during the period	$3.2	$2.8	$9.6	$8.4
Interest cost on accumulated postretirement benefit obligation	2.8	2.1	8.4	6.5
Expected return on plan assets	(3.3)	(1.7)	(9.9)	(5.1)
Amortization of prior service credit	0.2	—	0.6	—
Amortization of actuarial loss	1.3	1.5	3.8	4.5
Sub-total	4.2	4.7	12.5	14.3
Regulatory adjustment	(2.8)	(2.4)	(8.2)	(7.2)
Net postretirement benefit cost	$1.4	$2.3	$4.3	$7.1

	Three Months Ended June 30,		Nine Months Ended June 30,
($ Millions)	2015	2014	2015	2014
Laclede Gas
Service cost – benefits earned during the period	$3.0	$2.8	$9.2	$8.4
Interest cost on accumulated postretirement benefit obligation	2.2	2.1	6.5	6.5
Expected return on plan assets	(2.0)	(1.7)	(6.1)	(5.1)
Amortization of prior service cost	0.2	—	0.6	—
Amortization of actuarial loss	1.3	1.5	3.8	4.5
Sub-total	4.7	4.7	14.0	14.3
Regulatory adjustment	(2.3)	(2.4)	(6.9)	(7.2)
Net postretirement benefit cost	$2.4	$2.3	$7.1	$7.1

Alagasco
Service cost – benefits earned during the period	$0.2	$0.1	$0.4	$0.5
Interest cost on accumulated postretirement benefit obligation	0.6	0.7	1.9	1.9
Expected return on plan assets	(1.3)	(1.3)	(3.8)	(3.4)
Amortization of actuarial gain	—	(0.4)	—	(0.9)
Amortization of transition obligation	—	—	—	0.3
Sub-total	(0.5)	(0.9)	(1.5)	(1.6)
Regulatory adjustment	(0.5)	—	(1.3)	—
Net postretirement benefit income	$(1.0)	$(0.9)	$(2.8)	$(1.6)
Missouri and Alabama state law provides for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. The Utilities have established Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi Trusts as external funding mechanisms. The assets of the VEBA and Rabbi Trusts consist primarily of money market securities and mutual funds invested in stocks and bonds.
The Utilities' funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2015 contributions to the postretirement plans through June 30, 2015 were $8.9 for the Missouri Utilities. Contributions to the postretirement plans for the remaining three months of fiscal year 2015 are anticipated to be $9.2 to the qualified trusts and $0.2 paid directly to participants from the Missouri Utilities' funds. For Alagasco, there were no contributions to the postretirement plans during the first nine months of fiscal year 2015, and there are none expected for the remaining three months.

9. INFORMATION BY OPERATING SEGMENT
The Company has two key operating segments: Gas Utility and Gas Marketing. The Gas Utility segment comprises the regulated operations of the Utilities, consisting of Laclede Gas and Alagasco. Laclede Gas and Alagasco are public utilities engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri through its legacy Laclede Gas assets, an area in western Missouri through its MGE assets, and central and northern Alabama through its Alagasco assets. The Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, and LER Storage Services, Inc., which utilizes natural gas storage contracts for providing natural gas sales. Other includes:

•	unallocated corporate items, including certain debt and associated interest costs,

•	Laclede Pipeline Company, a subsidiary of Laclede Group which operates a propane pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction, and

•
Laclede Group’s subsidiaries that are engaged in, among other activities, oil production, real estate development, compression of natural gas, and financial investments in other enterprises. All subsidiaries are wholly owned.

Accounting policies and intersegment transactions are described in Note 1, Summary of Significant Accounting Policies.

($ Millions)	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2015
Operating Revenues:
Revenues from external customers	$260.2	$14.5	$0.5	$—	$275.2
Intersegment revenues	1.0	14.4	0.5	(15.9)	—
Total Operating Revenues	261.2	28.9	1.0	(15.9)	275.2
Operating Expenses:
Gas Utility
Natural and propane gas	73.2	—	—	(15.5)	57.7
Other operation and maintenance	90.9	—	—	(0.3)	90.6
Depreciation and amortization	32.5	—	—	—	32.5
Taxes, other than income taxes	26.2	—	—	—	26.2
Total Gas Utility Operating Expenses	222.8	—	—	(15.8)	207.0
Gas Marketing	—	27.4	—	—	27.4
Other	—	—	4.9	(0.1)	4.8
Total Operating Expenses	222.8	27.4	4.9	(15.9)	239.2
Operating Income (Loss)	$38.4	$1.5	$(3.9)	$—	$36.0
Net Economic Earnings (Loss)	$16.5	$0.5	$(5.9)	$—	$11.1

Three Months Ended June 30, 2014
Operating Revenues:
Revenues from external customers	$214.0	$27.1	$0.7	$—	$241.8
Intersegment revenues	0.2	27.9	0.5	(28.6)	—
Total Operating Revenues	214.2	55.0	1.2	(28.6)	241.8
Operating Expenses:
Gas Utility
Natural and propane gas	77.6	—	—	(28.3)	49.3
Other operation and maintenance	73.3	—	—	(0.3)	73.0
Depreciation and amortization	18.4	—	—	—	18.4
Taxes, other than income taxes	22.2	—	—	—	22.2
Total Gas Utility Operating Expenses	191.5	—	—	(28.6)	162.9
Gas Marketing	—	50.0	—	—	50.0
Other	—	—	4.2	—	4.2
Total Operating Expenses	191.5	50.0	4.2	(28.6)	217.1
Operating Income (Loss)	$22.7	$5.0	$(3.0)	$—	$24.7
Net Economic Earnings (Loss)	$13.3	$1.9	$(0.7)	$—	$14.5

($ Millions)	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2015
Operating Revenues:
Revenues from external customers	$1,688.6	$82.3	$1.3	$—	$1,772.2
Intersegment revenues	4.0	52.9	1.5	(58.4)	—
Total Operating Revenues	1,692.6	135.2	2.8	(58.4)	1,772.2
Operating Expenses:
Gas Utility
Natural and propane gas	902.1	—	—	(57.3)	844.8
Other operation and maintenance	292.3	—	—	(0.8)	291.5
Depreciation and amortization	96.7	—	—	—	96.7
Taxes, other than income taxes	119.9	—	—	—	119.9
Total Gas Utility Operating Expenses	1,411.0	—	—	(58.1)	1,352.9
Gas Marketing	—	129.5	—	—	129.5
Other	—	—	9.1	(0.3)	8.8
Total Operating Expenses	1,411.0	129.5	9.1	(58.4)	1,491.2
Operating Income (Loss)	$281.6	$5.7	$(6.3)	$—	$281.0
Net Economic Earnings (Loss)	$162.8	$3.0	$(11.4)	$—	$154.4

Nine Months Ended June 30, 2014
Operating Revenues:
Revenues from external customers	$1,283.6	$120.2	$1.1	$—	$1,404.9
Intersegment revenues	4.5	68.0	1.5	(74.0)	—
Total Operating Revenues	1,288.1	188.2	2.6	(74.0)	1,404.9
Operating Expenses:
Gas Utility
Natural and propane gas	769.7	—	—	(73.3)	696.4
Other operation and maintenance	208.0	—	—	(0.7)	207.3
Depreciation and amortization	58.5	—	—	—	58.5
Taxes, other than income taxes	92.6	—	—	—	92.6
Total Gas Utility Operating Expenses	1,128.8	—	—	(74.0)	1,054.8
Gas Marketing	—	166.8	—	—	166.8
Other	—	—	8.5	—	8.5
Total Operating Expenses	1,128.8	166.8	8.5	(74.0)	1,230.1
Operating Income (Loss)	$159.3	$21.4	$(5.9)	$—	$174.8
Net Economic Earnings (Loss)	$93.8	$9.8	$(1.1)	$—	$102.5

The Company's total assets by segment were as follows:

	June 30,	September 30,
($ Millions)	2015	2014
Total Assets:
Gas Utility	$4,480.1	$4,520.0
Gas Marketing	151.2	156.7
Other	1,560.6	1,575.7
Eliminations	(1,109.0)	(1,178.4)
Total Assets	$5,082.9	$5,074.0

The following table reconciles the Company's Net Income (GAAP) to Net Economic Earnings (Non-GAAP):

	Three Months Ended June 30,		Nine Months Ended June 30,
($ Millions)	2015	2014	2015	2014
Net Income (GAAP)	$14.1	$11.7	$155.6	$99.5
Unrealized loss (gain) on energy-related derivative contracts	(1.7)	(1.0)	(2.1)	(2.3)
Lower of cost or market inventory adjustments	(0.2)	(0.1)	—	(0.7)
Realized loss (gain) on economic hedges prior to sale of the physical commodity	1.5	—	1.6	(0.1)
Acquisition, divestiture and restructuring activities	2.1	3.9	4.0	6.1
Gain on sale of property	(4.7)	—	(4.7)	—
Net Economic Earnings (Non-GAAP)	$11.1	$14.5	$154.4	$102.5

10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2019, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2015 are estimated at approximately $1,468.0, $699.9, and $482.9 for the Company, Laclede Gas, and Alagasco, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Missouri Utilities recover their costs from customers in accordance with their PGA clause and Alagasco recovers its cost through its GSA rider.
Contingencies
Laclede Gas
Similar to other natural gas utility companies, Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas' financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, the Company or Laclede Gas may incur additional environmental liabilities that may result in additional costs.
In the natural gas industry, many gas distribution companies like Laclede Gas and MGE have incurred environmental liabilities associated with sites they or their predecessor companies formerly owned or operated where manufactured gas operations took place. At this time, Laclede Gas has identified three former manufactured gas plant (MGP) sites where costs have been incurred and claims have been asserted: one in Shrewsbury, Missouri and two in the City of St. Louis, Missouri. Laclede Gas has enrolled the two sites in the City of St. Louis in the Missouri Department of Natural Resources Brownfields/Voluntary Cleanup Program (BVCP). MGE has enrolled all of its owned former manufactured gas plant sites in the BVCP.
With regard to the former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators agreed upon certain remedial actions to a portion of the site in a 1999 Administrative Order on Consent (AOC), which actions have been completed. On September 22, 2008, Environmental Protection Agency (EPA) Region VII issued a letter of Termination and Satisfaction terminating the AOC. However, if after this termination of the AOC, regulators require additional remedial actions, or additional claims are asserted, Laclede Gas may incur additional costs.
In conjunction with redevelopment of one of the sites located in the City of St. Louis, Laclede Gas and another former owner of the site entered into an agreement (Remediation Agreement) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the Missouri Department of Natural Resources. The Remediation Agreement also provides for a release of Laclede Gas and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverage, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Laclede Gas and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The amount paid by Laclede Gas did not materially impact the financial condition, results of operations, or cash flows of the Company.

Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, Laclede Gas stated that it would participate in future environmental response activities at the site in conjunction with other potentially responsible parties that are willing to contribute to such efforts in a meaningful and equitable fashion. Accordingly, Laclede Gas entered into a cost sharing agreement for remedial investigation with other potentially responsible parties. Pending Missouri Department of Natural Resources approval which has not occurred as of the date of filing, the remedial investigation of the site will begin.
Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the MGP sites. While some of the insurers have denied coverage and reserved their rights, Laclede Gas continues to discuss potential reimbursements with them.
On March 10, 2015, Laclede Gas received a Section 104(e) information request from EPA Region VII regarding the former Thompson Chemical/Superior Solvents site located at 60 Chouteau Avenue in St. Louis, Missouri. In turn, Laclede Gas issued a Freedom of Information Act (FOIA) request to the EPA on April 3, 2015, in an effort to identify the basis of the inquiry. The FOIA response from the EPA was received on July 15, 2015, and the information is being evaluated prior to issuing the response due to the EPA on August 21, 2015.
MGE has seven owned MGP sites enrolled in the BVCP, including Joplin MGP #1, St. Joseph MGP #1, Kansas City Coal Gas Station B, Kansas City Station A Railroad area, Kansas City Coal Gas Station A North, Kansas City Coal Gas Station A South, and Independence MGP #2. Source removal has been conducted at all of the owned sites since 2003 with the exception of Joplin, which is in the early stages of site analysis and characterization. Remediation efforts at these sites are at various stages of completion, ranging from groundwater monitoring and sampling following source removal activities to early site characterization in Joplin. As part of its participation in the BVCP, MGE communicates regularly with the MDNR with respect to its remediation efforts and monitoring activities at these sites. On May 11, 2015, MDNR approved the next phase of investigation at the Kansas City Station A North and Railroad area.
To date, costs incurred for all Missouri Utilities' MGP sites for investigation, remediation and monitoring these sites have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. The actual future costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remediation actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and government regulations, the ultimate ability of other potential responsible parties to pay, the successful completion of remediation efforts required by the Remediation Agreement described above, and any insurance recoveries.
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
Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. To the extent such costs (less any amounts received from insurance proceeds or as contributions from other potential responsible parties), are incurred prior to a rate case, Laclede Gas would request from the MoPSC authority to defer such costs and collect them in the next rate case. The Company does not expect potential liabilities that may arise from remediating these sites to have a material impact on the future financial position or results of operations of Laclede Gas or the Company.
Alagasco
Alagasco owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Alagasco's financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Alagasco may be required to incur additional costs.
Alagasco is in the chain of title of nine former MGP sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. Management expects that, should future remediation of the sites be required, Alagasco’s share of the remediation costs will not materially affect the financial position and results of operations of Alagasco. During 2011, a removal action was completed at the Huntsville, Alabama MGP site pursuant to an Administrative Settlement Agreement and Order on Consent among the EPA, Alagasco and the current site owner.
In 2012, Alagasco responded to an EPA Request for Information Pursuant to Section 104 of Comprehensive Environment Response, Compensation, and Liability Act (CERCLA) relating to the 35th Avenue Superfund Site located in North Birmingham,

Jefferson County, Alabama. The Request related to a former site of a manufactured gas distribution facility owned by Alagasco and located in the vicinity of the 35th Avenue Superfund Site. In September 2013, Alagasco received from the EPA a General Notice Letter and Invitation to Conduct a Removal Action at the 35th Avenue Superfund Site. The letter identifies Alagasco as a potentially responsible party (PRP) under CERCLA for the cleanup of the Site or costs the EPA incurs in cleaning up the site. The EPA also offered the PRP group the opportunity to conduct Phase I of the proposed removal action which involved removal activities at approximately 50 residences that purportedly exceed certain risk levels for contamination. All Phase I work was conducted by the EPA without PRP participation, and is completed or close to completion. In August of 2014, the EPA offered the PRP group the opportunity to conduct Phase II of the proposed removal action which involved removal activities at approximately 30 additional residences that purportedly exceed certain risk levels for contamination. Alagasco has not agreed to undertake any of the proposed removal activities.
Alagasco has discussed its designation as a PRP with the EPA (including an in-person meeting in Atlanta), and Alagasco has requested additional information from the EPA regarding the testing and removal activities and its designation as a PRP. Alagasco responded to an additional Request for Information from the EPA on June 18, 2015. At this point, Alagasco has not been provided information that would allow it to determine the extent, if any, of its potential liability with respect to the 35th Avenue Superfund Site.
Alagasco has also been approached by a law firm regarding entry into an agreement to toll the statute of limitations with potential plaintiffs related to purported damages allegedly incurred by such potential plaintiffs in connection with the 35th Avenue Superfund Site, and is considering whether to enter into such a tolling arrangement.
The EPA published a proposal to add the 35th Avenue Superfund Site to its National Priorities List (NPL). CERCLA requires that the National Oil and Hazardous Substances Pollution Contingency Plan (NCP) include a list of national priorities among the known releases or threatened releases of hazardous substances, pollutants or contaminants throughout the United States. The NPL constitutes this list. Alagasco submitted comments in opposition to the proposed listing on January 20, 2015 and responded to an EPA Request for Information on June 18, 2015.
Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. To the extent such costs (less any amounts received from insurance proceeds or as contributions from other potential responsible parties) are incurred, Alagasco would defer such costs and recover them over a period of time in accordance with Alagasco's Enhanced Stability Reserve (ESR). Alagasco does not expect potential liabilities that may arise from remediating these sites to have a material impact on the future financial position or results of operations of Alagasco or the Company.
On December 17, 2013, an incident occurred at a Housing Authority apartment complex in Birmingham, Alabama which resulted in one fatality, personal injuries and property damage. Alagasco is cooperating with the National Transportation Safety Board which is investigating the incident. Alagasco has been named as a defendant in several lawsuits arising from the incident, and additional lawsuits and claims may be filed against Alagasco.
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
Laclede Group
In addition to the matters noted above, the Company, Laclede Gas and Alagasco are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcomes of such matters will not have a material effect on the statements of income, balance sheets, and statements of cash flows of the Company, Laclede Gas, or Alagasco.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in millions, except per share amounts)
This section analyzes the financial condition and results of operations of The Laclede Group, Inc. (Laclede Group or the Company), Laclede Gas Company (Laclede Gas), and Alabama Gas Corporation (Alagasco). Laclede Gas and Alagasco are wholly owned subsidiaries of the Company. Collectively, Laclede Gas and Alagasco are referred to as the Utilities. This section includes management’s view of factors that affect the respective business of the Company, Laclede Gas, and Alagasco, explanations of past financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company's, Laclede Gas' and Alagasco's overall financial condition and liquidity.
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

•
Changes in gas supply and pipeline availability, including decisions by natural gas producers to reduce production in or shut producing natural gas wells, expiration of existing supply and transportation arrangements that are not replaced with contracts with similar terms and pricing, as well as other changes that impact supply for and access to the markets in which our subsidiaries transact business;

•	The acquisitions of MGE and/or Alagasco may not achieve their intended results, including anticipated cost savings;

•	Legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting:
▪allowed rates of return,
▪incentive regulation,
▪industry structure,
▪purchased gas adjustment provisions,
▪rate design structure and implementation,
▪regulatory assets,
▪non-regulated and affiliate transactions,
▪franchise renewals,

▪	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety,
▪taxes,
▪pension and other postretirement benefit liabilities and funding obligations, or
▪accounting standards;
•The results of litigation;

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Laclede Gas' and Alagasco's Condensed Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS
Overview
The Company has two key operating segments: Gas Utility and Gas Marketing. Laclede Group’s earnings are primarily derived from its Gas Utility segment, which reflects the regulated activities of the Utilities.
Gas Utility
The Gas Utility segment consists of the regulated businesses of Laclede Gas and Alagasco. Laclede Gas and Alagasco are public utilities engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri through Laclede Gas, an area in western Missouri, through MGE (collectively, the Missouri Utilities) and central and northern Alabama through Alagasco (the Alabama Utility) (collectively, the Utilities). The earnings of the Utilities are primarily generated by the sale of heating energy. The Utilities' earnings are typically concentrated during the heating season of November through April each fiscal year.
Gas Marketing
Laclede Energy Resources (LER) is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. LER markets natural gas to both on-system utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. LER’s operations and customer base are subject to more fluctuations in market conditions than the Utilities. LER entered into a 10-year contract for 1 Bcf of natural gas storage effective August 1, 2013 and has an additional 3.5 Bcf of storage contracts that expire various times through April 30, 2016.
Other
Other includes:

•	unallocated corporate items, including certain debt and associated interest costs,

•	Laclede Pipeline Company, a subsidiary of Laclede Group which operates a propane pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction, and

•
Laclede Group’s subsidiaries that are engaged in, among other activities, oil production, real estate development, compression of natural gas, and financial investments in other enterprises. All subsidiaries are wholly owned.

EARNINGS
Net income reported by Laclede Group, Laclede Gas and Alagasco are determined in accordance with accounting principles generally accepted in the United States of America (GAAP). Management also uses the non-GAAP measures of net economic earnings, net economic earnings per share, and operating margin when evaluating and reporting results of operations. These non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income. These non-GAAP measures are described below and reconciled to the Company's most directly comparable GAAP measures on the following pages.

Non-GAAP Measures - Net Economic Earnings and Net Economic Earnings Per Share
Net Economic Earnings and Net Economic Earnings Per Share are non-GAAP measures that exclude from net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions as well as acquisition, divestiture, and restructuring activities. These fair value and timing adjustments are made in instances where the accounting treatment differs from the economic substance of the underlying transaction, including the following:

•
Net unrealized gains and losses on energy-related derivatives that are required by GAAP fair value accounting associated with current changes in the fair value of financial and physical transactions prior to their completion and settlement. These unrealized gains and losses result primarily from two sources:

1)	changes in the fair values of physical and/or financial derivatives prior to the period of settlement; and

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
Non-GAAP Measure - Operating Margin
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of operating margin when evaluating results of operations. As shown in tables within the discussions below, operating margin is calculated by subtracting from operating revenues the natural and propane gas expense and gross receipts tax expense that are collected in revenues. The Utilities pass on to their customers (subject to prudence review by the MoPSC and APSC) increases and decreases in the wholesale cost of natural gas in accordance with their PGA clauses (Missouri Utilities) and GSA rider (Alagasco). The wholesale cost of natural gas similarly impacts the Company's non-regulated businesses and the amounts they can charge their customers. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense and has no direct effect on operating margin. As these costs are included in operating revenues and operating expenses and management does not have any control over these amounts, management believes that operating margin is a more useful measure. In addition, it is management's belief that operating margin and the remaining operating expenses are more useful measures in assessing the Company's and the Utilities' performance because management has more ability to influence these items.

THREE MONTHS ENDED JUNE 30, 2015
LACLEDE GROUP
Net Income and Net Economic Earnings
Reconciliation of the Company's Net Economic Earnings to the most comparable GAAP measure, Net Income, is as follows:

($ Millions, except per share amounts)	Gas Utility	Gas Marketing	Other	Consolidated	Per Diluted Share **
Three Months Ended June 30, 2015
Net Income (Loss) (GAAP)	$20.7	$1.0	$(7.6)	$14.1	$0.32
Unrealized (gain) loss on energy-related derivatives*	0.1	(1.8)	—	(1.7)	(0.04)
Lower of cost or market inventory adjustments*	—	(0.2)	—	(0.2)	(0.01)
Realized loss on economic hedges prior to the sale of the physical commodity*	—	1.5	—	1.5	0.04
Acquisition, divestiture and restructuring activities*	0.4	—	1.7	2.1	0.05
Gain on sale of property*	(4.7)	—	—	(4.7)	(0.11)
Net Economic Earnings (Loss) (Non-GAAP)	$16.5	$0.5	$(5.9)	$11.1	$0.25

Three Months Ended June 30, 2014
Net Income (Loss) (GAAP)	$12.1	$3.0	$(3.4)	$11.7	$0.33
Unrealized gain on energy-related derivatives*	—	(1.0)	—	(1.0)	(0.02)
Lower of cost or market inventory adjustments*	—	(0.1)	—	(0.1)	—
Acquisition, divestiture and restructuring activities*	1.2	—	2.7	3.9	0.10
Weighted average shares adjustment**					0.03
Net Economic Earnings (Loss) (Non-GAAP)	$13.3	$1.9	$(0.7)	$14.5	$0.44

*	Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**
Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation. Also, net economic earnings per share exclude the impact of the June 2014 equity offering to fund the acquisition of Alagasco. The weighted-average diluted shares used in the net economic earnings per share calculation for the quarter ended June 30, 2014 was 32.7 million compared to 35.0 million in the GAAP diluted EPS calculation.

Consolidated
Laclede Group’s net income was $14.1 for the three months ended June 30, 2015, compared with $11.7 for the three months ended June 30, 2014. Basic and diluted earnings per share for the three months ended June 30, 2015 were $0.32, compared with basic and diluted earnings per share of $0.34 and $0.33, respectively, for the three months ended June 30, 2014. Net income increased due to improved results reported by Laclede Group's Gas Utility segment, which reflects the inclusion of $0.7 from Alagasco operations and $7.9 growth in the Missouri Utilities' net income. For the quarter, net income for the Missouri Utility includes the effect of a gain on the sale of property of $4.7 ($7.6 pre-tax). The increased net income from the Gas Utility segment was partially offset by a $2.0 decrease in net income from the Gas Marketing segment and a $4.2 higher loss from other non-utility activities, principally due to interest expense relating to the financing of the Alagasco acquisition. Laclede Group's net economic earnings were $11.1 for the three months ended June 30, 2015, down from $14.5 for the same period last year. Net economic earnings per share were $0.25 for the three months ended June 30, 2015, down from $0.44 for last year's third quarter. Per share results reflect the impact of 10.4 million common shares issued in June 2014 to finance a portion of the Alagasco acquisition.
Gas Utility
Gas Utility net income and net economic earnings increased by $8.6 and $3.2, respectively. The increase was primarily due to higher operating margin of $50.0, reflecting the inclusion of Alagasco operating margin totaling $54.5, slightly offset by a lower operating margin from Laclede Gas. The lower operating margin from Laclede Gas was due primarily to a $6.6 decrease attributable to the MGE variable rate design, which effectively shifts revenue from the third and fourth quarters into the first and second quarters. The MGE rate design impact was mitigated by a higher MGE Infrastructure System Replacement Surcharge (ISRS) of $1.9. The higher operating margin was partially offset by an increase in other operating expenses of $20.2 (including $38.8 from Alagasco offset in part by lower costs at the Missouri Utilities), an increase in depreciation and amortization expenses of $14.1 (including $11.8 from Alagasco), and a $2.9 increase in interest expense (including $3.3 from Alagasco).
Gas Marketing
The Gas Marketing segment reported GAAP net income totaling $1.0 for the three months ended June 30, 2015, a decrease of $2.0 compared with the same period last year. Net economic earnings for the three months ended June 30, 2015 decreased $1.4 compared with the three months ended June 30, 2014. These decreases were primarily attributable to less favorable market conditions (including reduced price volatility and price differences between supply regions) that negatively impacted operating margin by $2.3 with the impact to net economic earnings being partly mitigated by $0.7 in net favorable derivative impact year over year, as discussed below.
Other
The combined net loss for the Company's other non-utility activities was $4.2 higher for the three months ended June 30, 2015 compared with the same period last year. Net loss in the current year was affected by $3.6 higher pre-tax interest expense, primarily relating to Laclede Group debt issued for the Alagasco acquisition, and higher operating expenses of the Company's other non-utility activities, including Spire natural gas fueling solutions and unallocated corporate expenses.

Operating Revenues and Operating Expenses
Reconciliations of the Company's operating margin to the most directly comparable GAAP measure are shown below.

($ Millions)	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2015
Operating revenues	$261.2	$28.9	$1.0	$(15.9)	$275.2
Natural and propane gas expense	73.2	25.7	0.1	(15.6)	83.4
Gross receipts tax expense	15.1	0.1	—	—	15.2
Operating margin (non-GAAP)	172.9	3.1	0.9	(0.3)	176.6
Depreciation and amortization	32.5	0.1	0.1	—	32.7
Other operating expenses	102.0	1.5	4.7	(0.3)	107.9
Operating income (loss) (GAAP)	$38.4	$1.5	$(3.9)	$—	$36.0

Three Months Ended June 30, 2014
Operating revenues	$214.2	$55.0	$1.2	$(28.6)	$241.8
Natural and propane gas expense	77.6	48.5	—	(28.3)	97.8
Gross receipts tax expense	13.7	—	—	—	13.7
Operating margin (non-GAAP)	122.9	6.5	1.2	(0.3)	130.3
Depreciation and amortization	18.4	0.1	0.1	—	18.6
Other operating expenses	81.8	1.4	4.1	(0.3)	87.0
Operating income (loss) (GAAP)	$22.7	$5.0	$(3.0)	$—	$24.7
Consolidated
Laclede Group reported operating revenues of $275.2 for the three months ended June 30, 2015 compared with $241.8 for the same period last year. Laclede Group's operating margin increased $46.3 for the three months ended June 30, 2015 compared with the same period last year due to an increase in the Gas Utility segment partially offset by a decrease in Gas Marketing, as discussed separately below. Depreciation and amortization expenses were $32.7 for the three months ended June 30, 2015, compared with $18.6 for the same period last year. Other operating expenses were $107.9 for the three months ended June 30, 2015, compared with $87.0 for the same period last year. The increase was primarily due to the inclusion of Alagasco depreciation and amortization expenses and other operating expenses totaling $11.8 and $38.8, respectively. The inclusion of Alagasco expenses were partly offset by lower operating expenses at Laclede Gas, as discussed below.
Gas Utility
Operating Revenues - Gas Utility operating revenues for the three months ended June 30, 2015 were $261.2, or $47.0 more than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

($ Millions)	Variance
Alagasco
Customer revenue	$73.7

Laclede Gas
Higher ISRS revenues and base rate increases	1.9
Variable rate design for MGE	(6.6)
Lower wholesale gas costs passed on to customers	(17.4)
Lower system sales volumes and other variations	(4.6)
Total Laclede Gas revenue variance	(26.7)
Total Variation	$47.0
Discussion of the effects of temperature changes on the results of operations is included under the heading LACLEDE GAS below.

Operating Margin - Gas Utility operating margin was $172.9 for the three months ended June 30, 2015, a $50.0 increase over the same period last year. The increase was attributable to the following factors:

($ Millions)	Variance
Operating margin from Alagasco	$54.5
Laclede Gas
Variable rate design for MGE	(6.6)
Higher Infrastructure System Replacement Surcharge (ISRS) and base rate increases	1.9
Other variations	0.2
Total Variation	$50.0
As shown, the increase was primarily attributable to the addition of Alagasco, offset by the effect of the change in MGE rate design, which now includes a small variable usage component, creating a more seasonal earnings pattern.
Operating Expenses - Depreciation and amortization expenses for the three months ended June 30, 2015 increased $14.1 from last year, primarily due to the addition of $11.8 from Alagasco. Other operating expenses for the three months ended June 30, 2015 reflect the benefit of a gain on the sale of property of $7.6. Excluding this gain, other operating expenses increased $27.8 from the same period last year. The increase was primarily due to the inclusion of Alagasco's other operating expenses totaling $38.8, partly offset by $11.0 lower expenses at Laclede Gas. The decrease at Laclede Gas was driven by a $6.8 reduction in bad debt expenses and $4.2 from lower payroll expenses and other cost efficiencies.
Gas Marketing
Operating Revenues - Operating revenues decreased $26.1 versus the prior year period. Of this decline, $25.0 was due primarily to lower general pricing levels. Average pricing for the quarter ended June 30, 2014 was approximately $4.60/MMBtu, versus pricing of approximately $2.69/MMBtu the quarter ended June 30, 2015. The remaining $1.1 revenue variance was due to differences in net mark-to-market impacts on derivatives between the current year and the prior year period.
Operating Margin - Gas Marketing operating margin during the three months ended June 30, 2015 decreased $3.4 from the same period last year. The decrease in operating margin is primarily due to the prior year quarter achieving $2.3 higher sales margins (operating margins less fair value adjustments) reflecting greater market volatility and basis differentials, a carryover from the extremely cold weather in the second quarter of 2014, combined with the current year experiencing $1.1 lower pre-tax income associated with unrealized gains on derivatives offset by higher fair value adjustments associated with storage services.
Interest Charges
Consolidated interest charges during the three months ended June 30, 2015 increased $6.4 from the same period last year. The increase was primarily due to the addition of Alagasco interest expense of $3.3 and the net effect of the Company's August 2014 issuance of long-term debt totaling $625.0 and the June 2014 issuance of equity units totaling $143.8. For the three months ended June 30, 2015 and 2014, average short-term borrowings were $205.4 and $19.8, respectively, and the average interest rates on these borrowings were 0.8% and 0.2%, respectively.
Income Taxes
Consolidated income tax expense during the three months ended June 30, 2015 increased $5.4 from the same period last year primarily due to higher pre-tax income and a higher effective tax rate. The current year effective rate was negatively impacted by the inclusion of Alagasco, which has a higher effective rate than the rest of the consolidated group. Also, the prior year effective tax rate was positively impacted by tax credits that did not reoccur in the current year.

LACLEDE GAS

	Three Months Ended June 30,
($ Millions)	2015	2014
Operating revenues	$187.5	$214.2
Natural and propane gas expense	57.5	77.6
Gross receipts tax expense	11.6	13.7
Operating margin (non-GAAP)	118.4	122.9
Depreciation and amortization	20.7	18.4
Other operating expenses	63.2	82.0
Operating income (GAAP)	$34.5	$22.5
Net Income	$20.0	$12.0
Operating revenues during the three months ended June 30, 2015 decreased $26.7 from the same period last year primarily due to $17.4 in lower wholesale gas costs passed on to customers, a decrease of $6.6 relating to the introduction at MGE of variable rate design, and lower system sales of $4.6, offset partly by higher ISRS charges of $1.9. Operating margin for the three months ended June 30, 2015 decreased $4.5 from the same period last year. Other operating expenses for the three months ended June 30, 2015 decreased $18.8. Primary drivers of the expense decrease were the gain of $7.6 on the sale of property, $6.8 reduction in bad debt expense reflecting seasonality experience, and $4.2 from lower payroll expenses and other cost efficiencies. Resulting net income for the three months ended June 30, 2015 increased $8.0 from the same period last year.
Temperatures in the Missouri Utilities’ service areas during the three months ended June 30, 2015 were 25.9% warmer than the same period a year earlier, resulting in comparatively lower gas usage on a per customer basis, and were 30.7% warmer than normal. The Missouri Utilities' total system therms sold and transported were 201.3 million for the three months ended June 30, 2015, compared with 230.8 million for the same period last year. This decrease was due to warmer temperatures and decreased heating demand in our service areas, reducing the demand for gas supply resources.

ALAGASCO

	Three Months Ended June 30,
($ Millions)	2015	2014
Operating revenues	$73.7	$93.8
Natural gas expense	15.7	38.5
Gross receipts tax expense	3.5	4.7
Operating margin (non-GAAP)	54.5	50.6
Depreciation and amortization	11.8	11.4
Other operating expenses	38.8	37.4
Operating income (GAAP)	$3.9	$1.8
Net Income	$0.7	$(0.6)
Operating revenues for the three months ended June 30, 2015 decreased $20.1 from the same period last year. The decrease was driven by the $12.1 effect of lower gas prices passed through to customers and the $9.4 effect of reduced cycle customer usage, partially offset by a $1.4 increase due to net RSE adjustments. Operating margin increased $3.9, due primarily to lower gas expense resulting from lower gas prices, customer usage and gross receipts tax, offset by the decrease in operating revenues. Other operating expenses for the three months ended June 30, 2015 increased $1.4 from the same period last year, primarily driven by higher bad debt, professional services and field operations expenses. Net income during the three months ended June 30, 2015 increased $1.3 from the same period last year, primarily due to the factors discussed above.
Temperatures in Alagasco's service area during the three months ended June 30, 2015 were 50.7% warmer than the same period a year earlier and 37.2% warmer than normal, resulting in comparatively lower gas usage for cycle customers. Alagasco's total therms sold and transported were 170.5 million for the three months ended June 30, 2015, compared with 169.8 million for the same period last year.
For further information on the GSA and Rate Stabilization and Equalization (RSE) mechanisms, please see Note 1, Summary of Significant Accounting Policies, and Note 3, Regulatory Matters, of Alagasco's Annual Report on Form 10-KT for the transition period ended September 30, 2014 .

NINE MONTHS ENDED JUNE 30, 2015
LACLEDE GROUP
Net Income and Net Economic Earnings
Reconciliation of the Company's Net Economic Earnings to the most comparable GAAP number, Net Income, is as follows:

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share **
Nine Months Ended June 30, 2015
Net Income (Loss) (GAAP)	$166.5	$3.5	$(14.4)	$155.6	$3.59
Unrealized gain on energy-related derivatives*	—	(2.1)	—	(2.1)	(0.05)
Realized loss on economic hedges prior to the sale of the physical commodity*	—	1.6	—	1.6	0.04
Acquisition, divestiture and restructuring activities*	1.0	—	3.0	4.0	0.09
Gain on sale of property*	(4.7)	—	—	(4.7)	(0.11)
Net Economic Earnings (Loss) (Non-GAAP)	$162.8	$3.0	$(11.4)	$154.4	$3.56

Nine Months Ended June 30, 2014
Net Income (Loss) (GAAP)	$91.6	$12.9	$(5.0)	$99.5	$2.97
Unrealized gain on energy-related derivatives*	—	(2.3)	—	(2.3)	(0.07)
Lower of cost or market inventory adjustments*	—	(0.7)	—	(0.7)	(0.02)
Realized gain on economic hedges prior to the sale of the physical commodity*	—	(0.1)	—	(0.1)	—
Acquisition, divestiture and restructuring activities*	2.2	—	3.9	6.1	0.17
Weighted average shares adjustment**					0.07
Net Economic Earnings (Loss) (Non-GAAP)	$93.8	$9.8	$(1.1)	$102.5	$3.12

*	Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**
Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation. Also, net economic earnings per share exclude the impact of the June 2014 equity offering to fund the acquisition of Alagasco. The weighted-average diluted shares used in the net economic earnings per share calculation for the nine months ended June 30, 2014 was 32.7 million compared to 33.4 million in the GAAP diluted EPS calculation.

Consolidated
Laclede Group’s net income was $155.6 for the nine months ended June 30, 2015, compared with $99.5 for the nine months ended June 30, 2014. Basic and diluted earnings per share for the nine months ended June 30, 2015 were $3.59 compared with basic and diluted earnings per share of $2.97 for the nine months ended June 30, 2014. Net income increased primarily due to improved results reported by the Company's Gas Utility segment, which reflects the inclusion of $57.6 from Alagasco operations and $17.3 income growth from the Missouri Utilities. The higher Gas Utility results were partially offset by $9.4 lower earnings from the Gas Marketing segment and a $9.4 higher loss in Other. Net economic earnings were $154.4 for the nine months ended June 30, 2015, up from $102.5 for the same period last year. The corresponding net economic earnings per share were $3.56 and $3.12, respectively.
Gas Utility
Gas Utility net income and net economic earnings increased by $74.9 and $69.0, respectively, for the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014. The increase was primarily due to higher operating margin of $252.5, which reflects the inclusion of Alagasco operating margin totaling $248.4 and $4.1 growth generated by the Missouri Utilities. These benefits were partially offset by an increase in other operating expenses of $92.0 (including $111.4 from Alagasco, partly offset by a $19.4 reduction within the Missouri Utilities) and an increase in depreciation and amortization expenses of $38.2 (including $35.3 from Alagasco), as well as $9.6 higher interest expense and $41.5 higher income tax expense, both primarily attributable to the inclusion of Alagasco in fiscal 2015 results.

Gas Marketing
The Gas Marketing segment reported GAAP net income totaling $3.5, a decrease of $9.4 compared with the same period last year. Net economic earnings for the nine months ended June 30, 2015 decreased $6.8 compared with the nine months ended June 30, 2014. The decreases in net income and net economic earnings were primarily attributable to a decrease in operating margin, with the impact to net economic earnings being partly mitigated by more favorable mark-to-market activity in the current year, as discussed below.
Other
The combined net loss for the Company's other non-utility activities was $9.4 higher for the nine months ended June 30, 2015 compared with the same period last year. The increase in net loss was primarily the result of $15.3 in higher interest expense relating to the 2014 debt issued to finance the Alagasco acquisition, and slightly higher operating expenses of the Company's other non-utility activities, including Spire natural gas fueling solutions and unallocated corporate expenses.
Operating Revenues and Operating Expenses
Reconciliations of the Company's operating margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2015
Operating revenues	$1,692.6	$135.2	$2.8	$(58.4)	$1,772.2
Natural and propane gas expense	902.1	124.8	0.3	(57.6)	969.6
Gross receipts tax expense	86.1	0.2	—	—	86.3
Operating margin (non-GAAP)	704.4	10.2	2.5	(0.8)	716.3
Depreciation and amortization	96.7	0.3	0.4	—	97.4
Other operating expenses	326.1	4.2	8.4	(0.8)	337.9
Operating income (loss) (GAAP)	$281.6	$5.7	$(6.3)	$—	$281.0

Nine Months Ended June 30, 2014
Operating revenues	$1,288.1	$188.2	$2.6	$(74.0)	$1,404.9
Natural and propane gas expense	769.7	162.6	—	(73.3)	859.0
Gross receipts tax expense	66.5	0.2	—	—	66.7
Operating margin (non-GAAP)	451.9	25.4	2.6	(0.7)	479.2
Depreciation and amortization	58.5	0.3	0.3	—	59.1
Other operating expenses	234.1	3.7	8.2	(0.7)	245.3
Operating income (loss) (GAAP)	$159.3	$21.4	$(5.9)	$—	$174.8
Consolidated
Laclede Group reported operating revenues of $1,772.2 for the nine months ended June 30, 2015 compared with $1,404.9 for the same period last year. Laclede Group's operating margin increased $237.1 for the nine months ended June 30, 2015 compared with the same period last year due to higher Gas Utility operating margin offsetting lower Gas Marketing results, as discussed below. Depreciation and amortization expenses were $97.4 for the nine months ended June 30, 2015, compared with $59.1 for the same period last year. Other operating expenses were $337.9 for the nine months ended June 30, 2015, compared with $245.3 for the same period last year. The increase was primarily due to Alagasco operating expenses and depreciation and amortization expenses totaling $111.4 and $35.3, respectively, partly offset by lower expenses within the Missouri Utility.
Gas Utility
Operating Revenues - Gas Utility operating revenues for the nine months ended June 30, 2015 were $1,692.6, or $404.5 more than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

Variance
Customer revenue from Alagasco	$427.0
MGE Variable Rate Design	4.6
Higher wholesale gas costs passed on to the Missouri Utilities' customers	12.3
Base rate increases and ISRS charges	10.4
Higher optimization of assets in the prior year	(4.7)
Lower system sales volumes and other variations	(45.1)
Total Variation	$404.5
Discussion of the effects of temperature changes on the results of operations is included under the heading LACLEDE GAS below.
Operating Margin - Gas Utility operating margin was $704.4 for the nine months ended June 30, 2015, a $252.5 increase over the same period last year. The increase was attributable to the following factors:

Variance
Operating margin from Alagasco	$248.4
Infrastructure System Replacement Charges and higher base rate	10.4
MGE Variable Rate Design	4.6
Customer growth activity	1.4
Higher optimization of assets in the prior year	(1.6)
Lower system sales volumes and other variations	(10.7)
Total Variation	$252.5
The increase was primarily due to the impact of Alagasco's operating margin totaling $248.4, and the Missouri Utilities' base rate increases and ISRS charges, offset partially by lower system volumes due to the warmer weather experienced in the current year compared to the prior year.
Operating Expenses - Depreciation and amortization expenses for the nine months ended June 30, 2015 increased $38.2 from the same period last year due to the inclusion of $35.3 from Alagasco and increased capital investments. Other operating expenses for the nine months ended June 30, 2015 increased $92.0 from last year, or $99.6 after removing the third quarter gain on the sale of property. That increase was due to the inclusion of Alagasco's other operating expenses totaling $111.4, offset by $11.8 lower expenses at Laclede Gas. The Laclede Gas decrease was primarily due to $7.8 of cost efficiencies and $3.6 lower payroll and employee benefit expenses.
Gas Marketing
Operating Revenues - Gas Marketing operating revenues during the nine months ended June 30, 2015 decreased $53.0 from the same period last year due to lower average pricing in the current year, combined with the prior year benefiting from higher volumes sold and higher per unit gas sales prices as the colder weather in the Midwest resulted in a constrained pipeline infrastructure creating higher market volatility between differing regions. Overall commodity pricing in the current year is $1.44/MMBtu below the prior year. The prior year period also included a $4.4 higher benefit from mark-to-market impact on derivatives and inventory.
Operating Margin - Gas Marketing operating margin during the nine months ended June 30, 2015 decreased $15.2 from the same period last year. Of this decrease, $10.8 was primarily attributable to higher sales margins (operating margin less fair value adjustments) last year reflecting higher market volatility and basis differentials of natural gas prices and the expiration of a favorable gas supply contract in the first quarter of fiscal 2014. The remaining variance was due to $4.4 higher pre-tax income in the prior year associated with unrealized gains on derivatives and lower-of-cost-or-market adjustments to inventory.
Interest Charges
Consolidated
Interest charges during the nine months ended June 30, 2015 increased $24.9 from the same period last year. The increase was primarily due to the Company's August 2014 issuance of long-term debt totaling $625.0, the June 2014 issuance of equity units totaling $143.8, and the inclusion of Alagasco interest expense in the current year totaling $10.6, partially offset by Laclede Gas' early redemption of $80.0 of 6.35% first mortgage bonds on January 6, 2014. For the nine months ended June 30, 2015 and 2014, average short-term borrowings were $307.1 and $125.5, respectively, and the average interest rates on those borrowings were 0.7% and 0.3%, respectively.

Gas Utility
Interest charges during the nine months ended June 30, 2015 increased $9.6 from the same period last year. The increase was primarily due to the inclusion of Alagasco interest expense in the current year totaling $10.6, offset by the early redemption of $80.0 of 6.35% first mortgage bonds on January 6, 2014. For the nine months ended June 30, 2015 and 2014, average short-term borrowings excluding Alagasco were $222.1 and $72.9, respectively, and the average interest rates on those borrowings were 0.4% and 0.3%, respectively.
Income Taxes
Consolidated income tax expense during the nine months ended June 30, 2015 increased $28.8 from the same period last year primarily due to higher pre-tax income and a slightly higher effective tax rate. The current year rate of 31.6% is about 1.4 percentage points higher than the prior year rate primarily due to the inclusion of Alagasco, which has a higher effective rate than the rest of the consolidated group. Also, the prior year effective tax rate was positively impacted by tax credits that did not reoccur in the current year.
LACLEDE GAS

	Nine Months Ended June 30,
($ Millions)	2015	2014
Operating revenues	$1,265.6	$1,288.2
Natural and propane gas expense	743.6	769.7
Gross receipts tax expense	66.0	66.5
Operating margin (non-GAAP)	456.0	452.0
Depreciation and amortization	61.4	58.5
Other operating expenses	214.7	234.2
Operating income (GAAP)	$179.9	$159.3
Net Income	$108.9	$91.5
Operating revenues during the nine months ended June 30, 2015 decreased $22.6 from the same period last year primarily due to $45.1 decline in volumes, partly offset by $12.3 higher wholesale gas costs passed on to customers, higher pricing and ISRS charges totaling $10.4, and the impact of the adoption of the MGE variable rate design. Operating margin increased $4.0 primarily due to higher ISRS charges, base rate increases and modest customer growth, offset in part by lower volume. Other operating expenses during the nine months ended June 30, 2015 decreased $19.5 from the same period last year, partly offset by higher depreciation. Excluding the $7.6 gain on the sale of property recorded in the third quarter, other operating expenses decreased $11.9, primarily due to $7.8 of cost efficiencies and $3.6 lower payroll and employee benefit expenses. Net income increased $17.4, primarily due to the factors discussed above.
Temperatures in Laclede Gas’ service areas during the nine months ended June 30, 2015 were 11.1% warmer than the same period last year, resulting in lower gas usage and operating revenues on a year-over-year comparative basis, and 0.8% warmer than normal. The Missouri Utilities' total system therms sold and transported were 1,522.1 million for the nine months ended June 30, 2015, compared with 1,671.4 million for the same period last year, despite an increase in off-system sales. Total off-system therms sold and transported were 188.5 million for the nine months ended June 30, 2015, compared with 108.3 million for the same period last year.

ALAGASCO

	Nine Months Ended June 30,
($ Millions)	2015	2014
Operating revenues	$427.0	$500.5
Natural gas expense	158.5	218.6
Gross receipts tax expense	20.1	24.1
Operating margin (non-GAAP)	248.4	257.8
Depreciation and amortization	35.3	34.0
Other operating expenses	111.4	114.8
Operating income (GAAP)	$101.7	$109.0
Net Income	$57.6	$62.3

Operating revenues for the nine months ended June 30, 2015 decreased $73.5 from the same period last year. The primary drivers were the impact of the regulatory treatment of the gain on the sale of the Metro Operations Center of $10.9 in the first quarter of 2014, lower natural gas prices passed onto customers of $48.0, and lower cycle customer usage, offset by RSE adjustments. Operating margin decreased $9.4 versus the prior period due primarily to lower gas cost expense due to lower gas prices and less customer usage and gross receipts tax offset by the decrease in operating revenues for the reasons noted above. Other operating expenses for the nine months ended June 30, 2015 decreased $3.4 from the same period last year primarily driven by decreases in professional services, labor and employee-related expenses, and business development, offset by bad debt expense. Net income during the nine months ended June 30, 2015 decreased $4.7 from the same period last year, primarily due to the factors discussed above.
Temperatures in Alagasco's service area during the nine months ended June 30, 2015 were 7.8% warmer than the same period last year, but 9.7% colder than normal. Alagasco's total system therms sold and transported were 710.6 million for the nine months ended June 30, 2015, compared with 693.9 million for the same period last year.
For further information on the GSA and RSE mechanisms, please see Note 1, Summary of Significant Accounting Policies, and Note 3, Regulatory Matters, of Alagasco's Annual Report on Form 10-KT for the transition period ended September 30, 2014.

REGULATORY AND OTHER MATTERS
Laclede Gas
On December 19, 2014, the MoPSC Staff proposed a contingent disallowance of approximately $1.0 related to Laclede Gas' recovery of its purchase gas costs applicable to fiscal 2013. Laclede Gas opposes the disallowance and believes that it can demonstrate that its actions are in all cases reasonable and justified.
On April 17, 2015, Laclede Gas resubmitted ISRS filings for Laclede Gas and MGE to replace filings originally made on January 30, 2015. Effective May 22, 2015, the MoPSC approved an increase to the ISRS tariffs of Laclede Gas and MGE in the amounts of $5.4 and $2.8, respectively. On August 3, 2015, Laclede Gas and MGE filed for $4.3 and $1.8 increases in ISRS revenues, respectively, to recover the costs of gas safety replacement investments and public improvement projects over six months from March to August 2015. Any increase in rates in these proceedings must go into effect by December 1, 2015.
On April 15, 2015, Laclede Gas filed with the MoPSC for a new financing authorization, and on June 24, 2015, the MoPSC granted an extension of the current authorization until the pending application is resolved. Additional information is provided under the heading "Long-term Debt and Equity" in the Liquidity and Capital Resources section of this Item 2.
Laclede Gas reached tentative agreements on new 3-year labor agreements with United Steelworkers Locals 11-6, 11-194 and 884 covering approximately 1,070 employees in eastern Missouri prior to the July 31, 2015 expiration date. The agreements have been ratified by the respective bargaining unit memberships.
Alagasco
Under the provisions of RSE there was no annual increase to rates required for Rate Year 2015. For the Rate Year ended September 30, 2014, Alagasco had a $3.2 reduction in rates effective December 1, 2014. Also effective December 1, 2014, the Company filed for a Negative Salvage Refund (NSR) pass back of $13.4.
For GAAP purposes for the three and nine months ended June 30, 2015, Alagasco recorded an estimated net reduction to operating revenues of $4.5 and $17.2, respectively, to bring the expected rate of return on average common equity at the end of the year to within the allowed range of return.

For the Rate Year ended September 30, 2014, Alagasco's operations and maintenance (O&M) expenses fell below the Index Range of the Cost Control Mechanism (CCM) resulting in Alagasco benefiting by one half of the difference, or $2.4 pre-tax, with the related impact to rates effective December 1, 2014. For GAAP purposes for the three and nine months ended June 30, 2015, Alagasco also accrued an estimated CCM benefit for Rate Year 2015 of $2.8.
Laclede Group
Please see the Environmental Matters section for information relative to environmental matters. Laclede Group, Laclede Gas and Alagasco are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcomes of these matters will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company, Laclede Gas or Alagasco.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies used in the preparation of our financial statements are described in Item 7 of the Company's, Laclede Gas' and Alagasco's Annual Reports on Form 10-K or 10-KT for the fiscal year or transition period, as applicable, ended September 30, 2014 and include the following:

•	Regulatory accounting,

•	Employee benefits and postretirement obligations, and

•	Asset retirement obligations.
Additionally, goodwill is a critical accounting policy also included in the Company's and Laclede Gas' Annual Reports on Form
10-K for the fiscal year ended September 30, 2014.
There were no significant changes to these critical accounting policies during the nine months ended June 30, 2015.
For discussion of other significant accounting policies, see Note 1 of the Notes to the Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to the Financial Statements included in the Company’s, Laclede Gas', and Alagasco's Annual Reports on Form 10-K or 10-KT for the fiscal year or transition period, as applicable, ended September 30, 2014.
ACCOUNTING PRONOUNCEMENTS
The Company, Laclede Gas and Alagasco have evaluated or are in the process of evaluating the impact that recently issued accounting standards will have on the companies' financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Pronouncements section of Note 1 of the Notes to the Financial Statements.
FINANCIAL CONDITION
Cash Flows
Laclede Group
The Company’s short-term borrowing requirements typically peak during colder months when the Utilities borrow money to cover the lag between purchases of natural gas and customer payments for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with the Missouri Utilities’ use of natural gas derivative instruments), variations in the timing of collections of gas cost under the Missouri Utilities’ PGA clauses and Alagasco's GSA rider, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and can cause significant variations in the Utilities' cash provided by or used in operating activities.
Net cash provided by operating activities was $366.3 for the nine months ended June 30, 2015, compared with $185.0 for the nine months ended June 30, 2014. The increase was primarily due to the inclusion of Alagasco, which provided $119.8 of cash from operating activities. The remaining $61.5 was primarily driven by the timing of collections of gas costs under the PGA and changes in natural gas inventory values.

Net cash used in investing activities for the nine months ended June 30, 2015 was $211.9, compared with $71.7 for the nine months ended June 30, 2014. The increase was driven by higher capital expenditures of approximately $93.4, including $56.7 at Alagasco and a $34.0 increase at Laclede Gas, as discussed separately below. Additionally, the current year included a payment for the final reconciliation amount associated with the Alagasco acquisition, whereas the prior year included the receipt of $23.9 from Energy Transfer Equity, LP (ETE) for the final reconciliation amount associated with the MGE acquisition and the receipt of $11.0 associated with the sale of New England Gas Company (NEG) to Algonquin Power & Utilities Corp. (APUC).
Net cash used in financing activities was $164.8 for the nine months ended June 30, 2015, compared with $405.5 provided for the nine months ended June 30, 2014. Excluding the proceeds from the prior year common stock offering of $457.1 and the prior year issuance of long-term debt of $143.8, cash usage decreased by $30.6. This decrease in cash used reflects lower amounts of long-term debt repayments, partially offset by an increase in dividends paid due to both an increase in shares outstanding and a higher dividend rate.
Laclede Gas
Net cash provided by operating activities was $303.1 for the nine months ended June 30, 2015, compared with $177.6 for the nine months ended June 30, 2014. The $125.5 increase was primarily due to timing of collections of gas costs under the PGA, changes in natural gas inventory values, and increased net income.
Net cash used in investing activities for the nine months ended June 30, 2015 was $141.9, compared with $81.4 for the nine months ended June 30, 2014. The $60.5 increase in cash used is largely attributable to a $34.0 increase in capital expenditures, primarily due to pipeline infrastructure upgrades, facilities improvements and MGE integration. In addition, net cash used in the prior year period was reduced by the receipt of $23.9 from ETE for the final reconciliation amount associated with the MGE acquisition.
Net cash used in financing activities was $161.9 for the nine months ended June 30, 2015, compared with $114.1 for the nine months ended June 30, 2014. The $47.8 increase in cash used reflects higher net repayments of short-term debt, lower net borrowing from Laclede Group, and higher dividends paid to Laclede Group, largely offset by the effect of the redemption in the prior year of $80.0 of long-term debt.
Alagasco
Net cash provided by operating activities totaled $119.8 for the nine months ended June 30, 2015, compared with $130.9 for the nine months ended June 30, 2014. This decrease in cash provided was driven primarily by the timing of collections under RSE and PGA provisions.
Net cash used in investing activities for the nine months ended June 30, 2015 was $57.2, compared with $50.3 for the nine months ended June 30, 2014. This increase in cash used was related to an increase in capital expenditures, primarily due to the construction of a new service center.
Net cash used in financing activities was $68.0 for the nine months ended June 30, 2015, compared with $77.3 for the nine months ended June 30, 2014. This decrease in cash used reflects short-term debt net issuances in the current year as compared to short-term debt net repayments last year and $21.6 of dividends paid last year, partially offset by the redemption of $34.7 of long-term debt in the current period and return of capital to Laclede Group of $27.0.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Laclede Group had no short-term investments as of or in the nine months ended June 30, 2015.
Laclede Gas had no temporary cash investments as of June 30, 2015. The balance of short-term investments at Laclede Gas ranged between $0 and $10.0 during the nine months ended June 30, 2015. Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the nine months ended June 30, 2015.
Alagasco had no short-term investments as of or in the nine months ended June 30, 2015. Its bank deposits were used to support working capital needs of the business.
Short-term Debt
The Utilities' short-term borrowing requirements typically peak during the colder months while the Company's needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At June 30, 2015, Laclede Gas had a syndicated line of credit of $450.0 in place with nine banks which matures on September 3, 2019. The largest portion provided by a single bank under the line is

15.6%. The Laclede Gas line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 47% of total capitalization on June 30, 2015.
On September 2, 2014, Alagasco entered into a new $150.0 syndicated line of credit with twelve banks and extinguished the line that was in place prior to its acquisition by Laclede Group. The largest portion provided by a single bank is 10%. The line of credit, which matures on September 2, 2019, has a covenant limiting total debt to 70% of Alagasco's total capital. As defined in the line of credit, total debt was 20% of total capitalization on June 30, 2015.
Short-term cash requirements outside of the Utilities have generally been funded by Laclede Group or met with internally generated funds. At June 30, 2015, Laclede Group had a $150.0 syndicated line of credit with nine banks maturing on September 3, 2019, with the largest portion provided by a single bank being 15.6%. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. As defined in the line of credit, this ratio stood at 56% on June 30, 2015. Laclede Group’s line may be used to provide for the funding needs of various subsidiaries.
Laclede Group
Information about Laclede Group's consolidated short-term borrowings (excluding the current portion of long-term debt) during the nine months ended June 30, 2015 and as of June 30, 2015, is presented below:

($ Millions)	Laclede Gas Short-Term Borrowings	Laclede Group Bank Line Borrowings	Alagasco Bank Line Borrowings	Total Short-Term Borrowings
Nine Months Ended June 30, 2015
Weighted average borrowings outstanding	$221.7	$62.6	$22.8	$307.1
Weighted average interest rate	0.4%	1.4%	1.1%	0.7%
Range of borrowings outstanding	$102.1 – $341.0	$32.5 – $80.0	$0.0 – $69.5	$180.2 – $488.5
As of June 30, 2015
Borrowings outstanding at end of period	$135.2	$67.7	$8.5	$211.4
Weighted average interest rate	0.5%	1.5%	1.2%	0.8%
Based on average short-term borrowings for the nine months ended June 30, 2015, an increase in the average interest rate of 100 basis points would decrease the Company's pre-tax earnings and cash flows by approximately $3.1 on an annual basis, portions of which may be offset through the application of PGA carrying costs.
Laclede Gas
Information about Laclede Gas' short-term borrowings during the nine months ended June 30, 2015 and as of June 30, 2015, is presented below:

($ Millions)	External Short Term Borrowings *	Laclede Gas Borrowings from Laclede Group	Total Short-Term Borrowings
Nine Months Ended June 30, 2015
Weighted average borrowings outstanding	$221.7	$0.4	$222.1
Weighted average interest rate	0.4%	0.5%	0.4%
Range of borrowings outstanding	$102.1 - $341.0	$0.0 - $10.4	$104.2 - $341.0
As of June 30, 2015
Borrowings outstanding at end of period	$135.2	$0.0	$135.2
Weighted average interest rate	0.5%	—%	0.5%
* External short-term borrowings consist primarily of commercial paper, but include one day of borrowing under the bank line of credit.
Based on average short-term borrowings for the nine months ended June 30, 2015, an increase in the average interest rate of 100 basis points would decrease Laclede Gas’ pre-tax earnings and cash flows by approximately $2.2 on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Alagasco
Information about Alagasco's short-term borrowings (excluding the current portion of long-term debt) during the nine months ended June 30, 2015 and as of June 30, 2015, is presented below:

($ Millions)	Total [External] Short-Term Borrowings
Nine Months Ended June 30, 2015
Weighted average borrowings outstanding	$22.8
Weighted average interest rate	1.1%
Range of borrowings outstanding	$0.0 - $69.5
As of June 30, 2015
Borrowings outstanding at end of period	$8.5
Weighted average interest rate	1.2%
Based on average short-term borrowings for the nine months ended June 30, 2015, an increase in the average interest rate of 100 basis points would decrease Alagasco's pre-tax earnings and cash flows by approximately $0.2 on an annual basis, portions of which may be offset by gas supply adjustment storage carrying cost.

Long-term Debt and Equity
Laclede Group
At June 30, 2015, including the current portion but excluding unamortized discounts and net hedging gains, Laclede Group had floating rate long-term debt totaling $250.0 and fixed-rate debt of $1,568.8, of which $810.0 was issued by Laclede Gas and $215.0 was issued by Alagasco. With the exception of the $250.0 floating rate senior notes issued by Laclede Group, the long-term debt issues are fixed-rate and are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities' regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Company's $1,675.0 senior long-term debt, $25.0 have no call options, $675.0 have make-whole call options, $725.0 are callable at par one to six months prior to maturity and $250.0 are callable at par one year prior to maturity. The remainder of the Company's long-term debt is $143.8 of junior subordinated notes associated with its equity units.
Of Laclede Gas' $810.0 in long-term debt, $25.0 has no call option, $435.0 have make-whole call options, and $350.0 are callable at par three to six months prior to maturity. All of Alagasco's debt outstanding as of June 30, 2015 has make-whole call options. None of the debt has any put options.
Pursuant to a call notice issued on December 15, 2014, Alagasco redeemed $34.7 of debt effective January 15, 2015. As of June 30, 2015, the current portion of long-term debt for Alagasco consisted of an $80.0 fixed-rate note maturing on December 1, 2015.
Laclede Group has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 168,698 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 135,887 and 130,047 shares at June 30, 2015, and July 31, 2015, respectively, remaining available for issuance under this Form S-3. Laclede Group also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities, which expires August 6, 2016. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.
Laclede Gas
In 2010, Laclede Gas obtained authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518.0. Laclede Gas issued no securities under this authorization during the nine months ended June 30, 2015 and $369.7 remains available for issuance. This authority was scheduled to expire June 30, 2015. On April 15, 2015, Laclede Gas filed with the MoPSC for a new financing authorization. On June 24, 2015, the MoPSC granted an extension of the current authorization until the pending application is resolved. Laclede Gas has a shelf registration statement on Form S-3 on file with the SEC for the issuance of first mortgage bonds, unsecured debt and preferred stock, which expires August 6, 2016. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

Laclede Gas’ outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of June 30, 2015, all of Laclede Gas’ retained earnings were free from such restrictions.
Alagasco
Alagasco has no standing authority to issue long-term debt, but must petition the APSC for each planned issuance. On November 3, 2014, Alagasco received authorization and approval from the APSC to borrow $35.0 for the purpose of funding the redemption, without premium, of the $34.7 in existing long-term debt, referenced above, which carried an annual interest rate of 5.7%. Pursuant to a call notice issued on December 15, 2014, Alagasco redeemed $34.7 of debt effective January 15, 2015. On February 3, 2015, Alagasco received authorization and approval from the APSC to borrow $80.0 for the purpose of refinancing the scheduled maturity on December 1, 2015, of $80.0 of existing debt. Pursuant to these authorizations, Alagasco entered into a master note purchase agreement on June 5, 2015 with certain institutional purchasers pursuant to which Alagasco has committed to issue $115.0 unsecured notes in the private placement market: $35.0 at a rate of 3.21% for 10 years settling on September 15, 2015, and $80.0 at a rate of 4.31% for 30 years settling December 1, 2015. Alagasco intends to use the net proceeds of the private placements to refinance existing indebtedness and for general corporate purchases. As of June 30, 2015, the current portion of long-term debt for Alagasco consisted of this $80.0 fixed-rate note maturing on December 1, 2015.
Other
The Company's capitalization at June 30, 2015 consisted of 48.1% of Laclede Group common stock equity and 51.9% long-term debt, compared to 44.9% of Laclede Group common stock equity and 55.1% on long-term debt at September 30, 2014. The decline in the proportion of long-term debt is due primarily to the redemption of $34.7 and the reclassification of $80.0 to "current," both at Alagasco.
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

CONTRACTUAL OBLIGATIONS

During the nine months ended June 30, 2015, there have been no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company's and Laclede Gas' Form 10-K and Alagasco's Form 10-KT/A for the period ended September 30, 2014, except for changes in principal and interest payments on long-term debt and natural gas purchase obligations for Alagasco, which also affect consolidated amounts for Laclede Group. The following tables summarize amounts for those categories as of June 30, 2015 for Laclede Group and Alagasco.

Laclede Group

		Payments Due By Period
($ Millions)	Total	Remaining Fiscal Year 2015	Fiscal Years 2016-2017	Fiscal Years 2018-2019	Fiscal Years 2020 and Thereafter
Principal Payment on Long-term Debt	$1,818.8	$—	$330.0	$275.0	$1,213.8
Interest Payment on Long-term Debt	989.1	23.2	137.2	117.7	711.0
Purchase Obligations - Natural Gas	1,468.0	221.6	740.9	377.9	127.6

Alagasco

		Payments Due By Period
($ Millions)	Total	Remaining Fiscal Year 2015	Fiscal Years 2016-2017	Fiscal Years 2018-2019	Fiscal Years 2020 and Thereafter
Principal Payment on Long-term Debt	$215.0	$—	$80.0	$—	$135.0
Interest Payment on Long-term Debt	83.5	2.4	15.5	13.3	52.3
Purchase Obligations - Natural Gas	482.9	36.8	256.4	134.1	55.6

Note:
The principal and interest payments on long-term debt included in the tables above do not include obligations associated with Alagasco’s commitment to issue $35 million of 3.21% 10-year unsecured notes and $80 million of 4.31% 30-year unsecured notes in private placements scheduled for settlement in September 2015 and December 2015, respectively.

MARKET RISK
Commodity Price Risk
Gas Utilities
The Utilities' commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of the Missouri Utilities' PGA clauses and Alagasco's GSA rider. The PGA clauses allow the Missouri Utilities to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. Laclede Gas is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. Alagasco's tariff provides the Company the opportunity to adjust the GSA each month dependent on whether the estimated balance and amount of GSA adjustment falls within certain parameters. Laclede Gas and Alagasco are able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Laclede Gas also has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with Laclede Gas’ use of natural gas derivative instruments are allowed to be passed on to the Laclede Gas' customers through the operation of its PGA clauses. Accordingly, the Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA clauses or the GSA rider. While Alagasco is permitted to purchase or sell financial instruments under its natural gas risk management program, it did not have any open commodity derivative positions as of June 30, 2015.
Gas Marketing
In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed-price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At June 30, 2015 and September 30, 2014, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.
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
There have been no material changes in LER's commodity price risk as of June 30, 2015 relative to the corresponding information provided as of September 30, 2014 in the Company's Annual Report on Form 10-K. The fair values of related derivative instruments are shown in Note 6, Fair Value Measurements.
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
Interest Rate Risk
The Company, Laclede Gas, and Alagasco are subject to interest rate risk associated with long-term and short-term debt issuances. Based on average short-term borrowings during the nine months ended June 30, 2015, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in annual interest expense of approximately $3.1, $2.2 and $0.2 for the Company, Laclede Gas and Alagasco, respectively, on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At June 30, 2015, Laclede Group had $250.0 of variable rate long-term debt. An increase of 100 basis points in the underlying average interest rate for the variable long-term note would cause an increase in interest expense of approximately $2.5 on an annual basis. At June 30, 2015, Laclede Group had fixed-rate long-term debt totaling $1,568.8, including $810.0 issued by Laclede Gas and $215.0 issued by Alagasco. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the issuer were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities' regulated operations, losses or gains on early redemptions of its long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.
ENVIRONMENTAL MATTERS
The Missouri Utilities and Alagasco own and operate natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Laclede Gas' or Alagasco's financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas and Alagasco may be required to incur additional costs. For information relative to environmental matters, see Note 10 of the Notes to the Financial Statements included in Item 1.

OFF-BALANCE SHEET ARRANGEMENTS
At June 30, 2015, none of Laclede Group or its subsidiary companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of Laclede Group or its subsidiaries expects to engage in any significant off-balance-sheet financing arrangements in the near future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Part I., Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.

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
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. Effective August 31, 2014, we acquired Alagasco. Alagasco’s business constituted 30.5 percent and 27.6 percent of net and total assets, respectively, as of June 30, 2015, and 24.1 percent of revenues for the nine months then ended. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of Alagasco.
Changes in Internal Control over Financial Reporting - Laclede Group
Effective August 31, 2014, the Company acquired Alagasco as described in Note 2, Alagasco Acquisition. Post-acquisition, management began to integrate some controls of Alagasco with corporate level controls of Laclede Group, although a complete integration is not expected and Alagasco will retain distinct controls in some areas.
Other than those changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting - Laclede Gas
There were no changes in Laclede Gas’ internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, Laclede Gas’ internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting - Alagasco
Effective August 31, 2014, Alagasco was acquired by Laclede Group as described in Note 2, Alagasco Acquisition. Post-acquisition, management began to integrate some controls of Alagasco with corporate level controls of Laclede Group, although a complete integration is not expected and Alagasco will retain distinct controls in some areas.
Other than those changes described above, there were no changes in Alagasco’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, Alagasco’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 10, Commitments and Contingencies, of the Notes to the Financial Statements in Item 1 of Part 1. For a description of pending regulatory matters, see Note 4, Regulatory Matters.
The registrants are involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcomes of these matters will not have a material effect on any registrant's financial position or results of operations reflected in the financial statements presented herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The only repurchases of Laclede Group's common stock in the quarter would be pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. During the three months ended June 30, 2015, there were no such repurchases of the Laclede Group's common stock.

Item 6. Exhibits

(a)	See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	August 5, 2015	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Laclede Gas Company

Dated:	August 5, 2015	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Alabama Gas Corporation

Dated:	August 5, 2015	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

3.1*		Bylaws of The Laclede Group, Inc., as amended, effective as of August 1, 2015; filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 31, 2015
3.2*		Amended and Restated Bylaws of Laclede Gas Company, effective as of August 1, 2015; filed as Exhibit 3.2 to Laclede Gas’ Current Report on Form 8-K filed July 31, 2015
10.1		Master Note Purchase Agreement, dated as of June 5, 2015, among Alabama Gas Corporation and certain institutional purchasers
31.1	-	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of The Laclede Group, Inc.
31.2	-	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Laclede Gas Company.
31.3	-	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Alabama Gas Corporation.
32.1	-	CEO and CFO Section 1350 Certifications of The Laclede Group, Inc.
32.2	-	CEO and CFO Section 1350 Certifications of Laclede Gas Company.
32.3	-	CEO and CFO Section 1350 Certifications of Alabama Gas Corporation.
101.INS	-	XBRL Instance Document. (1)
101.SCH	-	XBRL Taxonomy Extension Schema. (1)
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	-	XBRL Taxonomy Definition Linkbase. (1)
101.LAB	-	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Income and Condensed Statements of Income for the three and nine months ended June 30, 2015 and 2014; (iii) unaudited Consolidated Statements of Comprehensive Income and Statements of Comprehensive Income for the three and nine months ended June 30, 2015 and 2014; (iv) unaudited Condensed Consolidated Balance Sheets and Condensed Balance Sheets at June 30, 2015 and September 30, 2014; (v) unaudited Consolidated Statements of Common Shareholders' Equity and Statements of Common Shareholder's Equity for the nine months ended June 30, 2015 and 2014; (vi) unaudited Condensed Consolidated Statements of Cash Flows and Condensed Statements of Cash Flows for the nine months ended June 30, 2015 and 2014, and (vii) combined Notes to the Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.