Form 10-Q
period 2015-12-31
LACLEDE GROUP INC; ALABAMA GAS CORP; LACLEDE GAS CO
filed 2016-02-03
CIK 1126956, 3146, 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-Q

QUARTERLY REPORT

For the Quarterly Period Ended December 31, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number	Registrant, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 700 Market Street St. Louis, MO 63101 Telephone Number 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 700 Market Street St. Louis, MO 63101 Telephone Number 314-342-0500	Missouri	43-0368139
2-38960	Alabama Gas Corporation 2101 6th Avenue North Birmingham, Alabama 35203 Telephone Number 205-326-8100	Alabama	63-0022000

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

The Laclede Group, Inc.    Yes [ ]        No [ X ]
Laclede Gas Company    Yes [ ]        No [ X ]
Alabama Gas Corporation    Yes [ ]        No [ X ]
The number of shares outstanding of each registrant’s common stock as of January 31, 2016 was as follows:

The Laclede Group, Inc.	Common Stock, par value $1.00 per share	43,424,462
Laclede Gas Company	Common Stock, par value $1.00 per share (all owned by The Laclede Group, Inc.)	24,577
Alabama Gas Corporation	Common Stock, par value $0.01 per share (all owned by The Laclede Group, Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

Alagasco	Alabama Gas Corporation or Alabama Utility	ISRS	Infrastructure System Replacement Surcharge
Alabama Utility	Alabama Gas Corporation or Alagasco; the utility serving the Alabama region	LER	Laclede Energy Resources, Inc.
AOC	Administrative Order on Consent	MDNR	Missouri Department of Natural Resources
APSC	Alabama Public Service Commission	MGE	Missouri Gas Energy
ASC	Accounting Standards Codification	MGP	Manufactured Gas Plant
ASU	Accounting Standards Update	Missouri Utilities	Laclede Gas Company, including MGE; the utilities serving the Missouri region
Bcf	Billion cubic feet	MMBtu	Million British thermal units
BVCP	Brownfields/Voluntary Cleanup Program	MoPSC	Missouri Public Service Commission or MPSC
CCM	Cost Control Mechanism	NCP	National Oil and Hazardous Substances Pollution Contingency Plan
CERCLA	Comprehensive Environment Response, Compensation and Liability Act	NPL	National Priorities List
EPA	US Environmental Protection Agency	NSR	Negative Salvage Rebalancing
ESR	Enhanced Stability Reserve	NYMEX	New York Mercantile Exchange, Inc.
FASB	Financial Accounting Standards Board	O&M	Operations and Maintenance
FERC	Federal Energy Regulatory Commission	OTCBB	Over-the-Counter Bulletin Board
FOIA	Freedom of Information Act	PGA	Purchased Gas Adjustment
GAAP	Accounting principles generally accepted in the United States of America	PRP	Potential Responsible Party
Gas Utility	Operating segment including the regulated operations of Laclede Gas Company and Alabama Gas Corporation	RSE	Rate Stabilization and Equalization
Gas Marketing	Operating segment including LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities	SEC	US Securities and Exchange Commission
GSA	Gas Supply Adjustment	US	United States
ICE	Intercontinental Exchange	Utilities	Collective operations of Laclede Gas Company and Alabama Gas Corporation
		VEBA	Voluntary Employees' Beneficiary Association

PART I. FINANCIAL INFORMATION
The interim financial statements included herein have been prepared by three separate registrants — The Laclede Group, Inc. (Laclede Group or the Company), Laclede Gas Company (Laclede Gas or Missouri Utilities) and Alabama Gas Corporation (Alagasco or Alabama Utility) — without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in each registrant's respective Form 10-K for the fiscal year ended September 30, 2015.
The Financial Information in this Part I includes separate financial statements (i.e., balance sheets, statements of income and comprehensive income, statements of common shareholders' equity and statements of cash flows) for Laclede Group, Laclede Gas and Alagasco. The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations are also included and presented herein on a combined basis for the Laclede Group, Laclede Gas and Alagasco.

Item 1. Financial Statements

THE LACLEDE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In Millions, Except Per Share Amounts)	2015	2014
Operating Revenues:
Gas Utility	$398.8	$581.4
Gas Marketing and other	0.6	38.2
Total Operating Revenues	399.4	619.6
Operating Expenses:
Gas Utility
Natural and propane gas	148.5	304.3
Other operation and maintenance expenses	91.6	97.1
Depreciation and amortization	33.5	32.0
Taxes, other than income taxes	28.2	38.0
Total Gas Utility Operating Expenses	301.8	471.4
Gas Marketing and other	10.6	60.9
Total Operating Expenses	312.4	532.3
Operating Income	87.0	87.3
Other Income	1.4	1.4
Interest Charges:
Interest on long-term debt	16.9	17.2
Other interest charges	2.1	2.0
Total Interest Charges	19.0	19.2
Income Before Income Taxes	69.4	69.5
Income Tax Expense	22.5	22.4
Net Income	$46.9	$47.1

Weighted Average Number of Common Shares Outstanding:
Basic	43.2	43.1
Diluted	43.4	43.2
Basic Earnings Per Share of Common Stock	$1.08	$1.09
Diluted Earnings Per Share of Common Stock	$1.08	$1.09
Dividends Declared Per Share of Common Stock	$0.49	$0.46

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In Millions)	2015	2014
Net Income	$46.9	$47.1
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging losses arising during the period	(0.7)	(5.9)
Reclassification adjustment for losses (gains) included in net income	1.2	(0.1)
Net unrealized gains (losses) on cash flow hedging derivative instruments	0.5	(6.0)
Net defined benefit pension and other postretirement plans	0.1	0.1
Net unrealized losses on available for sale securities	(0.1)	—
Other Comprehensive Income (Loss), Before Tax	0.5	(5.9)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	0.2	(2.2)
Other Comprehensive Income (Loss), Net of Tax	0.3	(3.7)
Comprehensive Income	$47.2	$43.4

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in Millions, Except Per Share Amounts)	2015	2015	2014
ASSETS
Utility Plant	$4,220.6	$4,234.5	$3,979.7
Less: Accumulated depreciation and amortization	1,267.3	1,307.0	1,195.3
Net Utility Plant	2,953.3	2,927.5	2,784.4
Non-utility Property (net of accumulated depreciation and amortization of $7.7, $7.5 and $6.9 at December 31, 2015, September 30, 2015, and December 31, 2014, respectively)	13.9	13.7	9.5
Goodwill	946.0	946.0	937.8
Other Investments	60.8	59.9	60.9
Total Other Property and Investments	1,020.7	1,019.6	1,008.2
Current Assets:
Cash and cash equivalents	4.6	13.8	13.4
Accounts receivable:
Utility	224.7	138.1	355.4
Other	85.5	86.7	76.6
Allowance for doubtful accounts	(12.7)	(14.2)	(12.0)
Delayed customer billings	8.7	2.6	14.6
Inventories:
Natural gas	176.6	188.6	219.5
Propane gas	12.0	12.0	11.9
Materials and supplies	14.9	14.8	14.1
Natural gas receivable	20.1	17.3	11.1
Derivative instrument assets	4.3	4.6	4.0
Unamortized purchased gas adjustments	44.6	12.9	60.6
Regulatory assets	31.7	27.6	26.6
Prepayments and other	21.0	25.3	20.3
Total Current Assets	636.0	530.1	816.1
Deferred Charges:
Regulatory assets	727.0	737.6	615.8
Other	74.4	75.4	64.0
Total Deferred Charges	801.4	813.0	679.8
Total Assets	$5,411.4	$5,290.2	$5,288.5

THE LACLEDE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	December 31,	September 30,	December 31,
	2015	2015	2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 70.0 million shares authorized; 43.4 million and 43.3 million shares issued and outstanding at December 31, 2015 and for both September 30, 2015 and December 31, 2014, respectively)	$43.4	$43.3	$43.3
Paid-in capital	1,038.7	1,038.1	1,031.0
Retained earnings	519.9	494.2	464.6
Accumulated other comprehensive loss	(1.7)	(2.0)	(5.4)
Total Common Stock Equity	1,600.3	1,573.6	1,533.5
Long-term debt (less current portion)	1,851.5	1,771.5	1,736.3
Total Capitalization	3,451.8	3,345.1	3,269.8
Current Liabilities:
Current portion of long-term debt	—	80.0	114.7
Notes payable	377.1	338.0	397.5
Accounts payable	159.5	146.5	221.1
Advance customer billings	59.3	44.3	30.9
Wages and compensation accrued	25.4	32.7	24.7
Dividends payable	22.3	21.1	20.9
Customer deposits	33.0	32.1	35.8
Interest accrued	19.5	14.3	19.9
Unamortized purchased gas adjustments	14.3	28.2	22.1
Taxes accrued	32.9	51.7	50.8
Deferred income taxes	7.4	—	21.1
Regulatory liabilities	41.5	32.4	53.8
Other	55.3	32.5	69.0
Total Current Liabilities	847.5	853.8	1,082.3
Deferred Credits and Other Liabilities:
Deferred income taxes	495.3	482.1	394.6
Pension and postretirement benefit costs	250.7	253.4	241.7
Asset retirement obligations	161.0	159.2	100.3
Regulatory liabilities	129.1	119.3	122.9
Other	76.0	77.3	76.9
Total Deferred Credits and Other Liabilities	1,112.1	1,091.3	936.4
Commitments and Contingencies (Note 9)
Total Capitalization and Liabilities	$5,411.4	$5,290.2	$5,288.5

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(Dollars In Millions)	Shares	Amount				Total
Balance at September 30, 2014	43,178,405	$43.2	$1,029.4	$437.5	$(1.7)	$1,508.4
Net income	—	—	—	47.1	—	47.1
Dividend reinvestment plan	8,199	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	(2.0)	—	—	(2.0)
Equity Incentive Plan	102,534	0.1	2.7	—	—	2.8
Tax benefit – stock compensation	—	—	0.5	—	—	0.5
Dividends declared:
Common stock	—	—	—	(20.0)	—	(20.0)
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	(3.7)
Balance at December 31, 2014	43,289,138	$43.3	$1,031.0	$464.6	$(5.4)	$1,533.5

Balance at September 30, 2015	43,335,012	$43.3	$1,038.1	$494.2	$(2.0)	$1,573.6
Net income	—	—	—	46.9	—	46.9
Dividend reinvestment plan	5,866	—	0.3	—	—	0.3
Stock-based compensation costs	—	—	(2.3)	—	—	(2.3)
Equity Incentive Plan	77,223	0.1	2.6	—	—	2.7
Dividends declared:
Common stock	—	—	—	(21.2)	—	(21.2)
Other comprehensive income, net of tax	—	—	—	—	0.3	0.3
Balance at December 31, 2015	43,418,101	$43.4	$1,038.7	$519.9	$(1.7)	$1,600.3

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
(In Millions)	2015	2014
Operating Activities:
Net Income	$46.9	$47.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	33.7	32.3
Deferred income taxes and investment tax credits	22.4	13.3
Changes in assets and liabilities:
Accounts receivable	(77.6)	(187.4)
Unamortized purchased gas adjustments	(45.7)	(6.9)
Deferred purchased gas costs	12.6	0.1
Accounts payable	18.0	49.9
Delayed/advance customer billings – net	8.9	(3.8)
Taxes accrued	(18.8)	(12.8)
Inventories	11.9	26.0
Other assets and liabilities	20.3	7.5
Other	0.9	0.6
Net cash provided by (used in) operating activities	33.5	(34.1)
Investing Activities:
Capital expenditures	(62.4)	(60.0)
Other	(0.4)	(0.6)
Net cash used in investing activities	(62.8)	(60.6)
Financing Activities:
Issuance of long-term debt	80.0	—
Repayment of long-term debt	(80.0)	—
Issuance of short-term debt - net	39.1	110.4
Issuance of common stock	1.1	1.7
Dividends paid	(19.9)	(19.0)
Other	(0.2)	(1.1)
Net cash provided by financing activities	20.1	92.0
Net Decrease in Cash and Cash Equivalents	(9.2)	(2.7)
Cash and Cash Equivalents at Beginning of Period	13.8	16.1
Cash and Cash Equivalents at End of Period	$4.6	$13.4

Supplemental disclosure of cash (paid) refunded for:
Interest	$(12.9)	$(13.3)
Income taxes	(0.1)	7.4

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In Millions)	2015	2014
Operating Revenues:
Utility	$317.2	$462.4
Total Operating Revenues	317.2	462.4
Operating Expenses:
Utility
Natural and propane gas	149.8	283.4
Other operation and maintenance expenses	58.8	64.8
Depreciation and amortization	21.8	20.2
Taxes, other than income taxes	21.7	29.2
Total Utility Operating Expenses	252.1	397.6
Operating Income	65.1	64.8
Other Income	0.8	0.9
Interest Charges:
Interest on long-term debt	8.4	8.3
Other interest charges	0.9	1.0
Total Interest Charges	9.3	9.3
Income Before Income Taxes	56.6	56.4
Income Tax Expense	17.2	17.4
Net Income	$39.4	$39.0

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In Millions)	2015	2014
Net Income	$39.4	$39.0
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging losses arising during the period	(0.1)	(1.4)
Reclassification adjustment for losses included in net income	0.3	0.1
Net unrealized gains (losses) on cash flow hedging derivative instruments	0.2	(1.3)
Net defined benefit pension and other postretirement plans	0.1	0.1
Net unrealized losses on available for sale securities	(0.1)	—
Other Comprehensive Income (Loss), Before Tax	0.2	(1.2)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	0.1	(0.4)
Other Comprehensive Income (Loss), Net of Tax	0.1	(0.8)
Comprehensive Income	$39.5	$38.2

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in Millions, Except Shares and Per Share Amounts)	2015	2015	2014
ASSETS
Utility Plant	$2,580.6	$2,579.1	$2,439.5
Less: Accumulated depreciation and amortization	573.1	590.0	558.2
Net Utility Plant	2,007.5	1,989.1	1,881.3
Goodwill	210.2	210.2	210.2
Other Property and Investments	56.0	55.3	56.6
Total Other Property and Investments	266.2	265.5	266.8
Current Assets:
Cash and cash equivalents	1.3	1.7	5.9
Accounts receivable:
Utility	167.3	103.4	262.0
Other	24.6	25.2	19.4
Allowance for doubtful accounts	(8.7)	(10.0)	(7.7)
Receivables from associated companies	4.6	2.5	4.0
Delayed customer billings	8.7	2.6	14.6
Inventories:
Natural gas	125.5	138.2	167.5
Propane gas	12.0	12.0	12.0
Materials and supplies	9.3	9.3	9.0
Unamortized purchased gas adjustments	44.6	12.9	60.6
Regulatory assets	20.9	16.2	18.0
Prepayments and other	12.8	12.5	14.4
Total Current Assets	422.9	326.5	579.7
Deferred Charges:
Regulatory assets	563.9	573.6	526.9
Other	11.0	12.8	8.7
Total Deferred Charges	574.9	586.4	535.6
Total Assets	$3,271.5	$3,167.5	$3,263.4

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	December 31,	September 30,	December 31,
	2015	2015	2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50,000 authorized; 24,577 shares issued and outstanding)	$749.5	$748.3	$745.4
Retained earnings	309.4	291.2	284.7
Accumulated other comprehensive loss	(1.6)	(1.7)	(2.7)
Total Common Stock Equity	1,057.3	1,037.8	1,027.4
Long-term debt	808.2	808.1	808.0
Total Capitalization	1,865.5	1,845.9	1,835.4
Current Liabilities:
Notes payable	274.1	233.0	319.5
Accounts payable	64.6	61.5	107.3
Accounts payable – associated companies	4.5	5.5	9.8
Advance customer billings	36.8	25.2	13.2
Wages and compensation accrued	19.7	26.8	19.5
Dividends payable	21.2	19.9	19.9
Customer deposits	13.0	13.0	15.2
Interest accrued	9.4	7.6	9.7
Taxes accrued	10.2	25.4	34.5
Deferred income taxes	12.3	—	20.9
Regulatory liabilities	1.1	0.6	0.6
Other	37.9	18.5	51.3
Total Current Liabilities	504.8	437.0	621.4
Deferred Credits and Other Liabilities:
Deferred income taxes	493.5	485.2	406.5
Pension and postretirement benefit costs	204.2	207.8	211.1
Asset retirement obligations	73.3	72.4	72.1
Regulatory liabilities	81.4	70.6	70.9
Other	48.8	48.6	46.0
Total Deferred Credits and Other Liabilities	901.2	884.6	806.6
Commitments and Contingencies (Note 9)
Total Capitalization and Liabilities	$3,271.5	$3,167.5	$3,263.4

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)	Shares	Amount				Total
Balance at September 30, 2014	24,577	$0.1	$744.0	$265.6	$(1.9)	$1,007.8
Net income	—	—	—	39.0	—	39.0
Stock-based compensation costs	—	—	0.9	—	—	0.9
Tax benefit – stock compensation	—	—	0.4	—	—	0.4
Dividends declared:
Common stock	—	—	—	(19.9)	—	(19.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	(0.8)
Balance at December 31, 2014	24,577	$0.1	$745.3	$284.7	$(2.7)	$1,027.4

Balance at September 30, 2015	24,577	$0.1	$748.2	$291.2	$(1.7)	$1,037.8
Net income	—	—	—	39.4	—	39.4
Stock-based compensation costs	—	—	1.2	—	—	1.2
Dividends declared:
Common stock	—	—	—	(21.2)	—	(21.2)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2015	24,577	$0.1	$749.4	$309.4	$(1.6)	$1,057.3

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
(In Millions)	2015	2014
Operating Activities:
Net Income	$39.4	$39.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21.8	20.3
Deferred income taxes and investment tax credits	17.2	5.8
Changes in assets and liabilities:
Accounts receivable	(66.9)	(146.8)
Unamortized purchased gas adjustments	(31.8)	(6.7)
Deferred purchased gas costs	12.6	0.1
Accounts payable	8.6	46.9
Delayed / advance customer billings – net	5.6	(6.0)
Taxes accrued	(15.2)	(9.3)
Inventories	12.6	23.7
Other assets and liabilities	17.7	17.3
Other	0.3	0.1
Net cash provided by (used in) operating activities	21.9	(15.6)
Investing Activities:
Capital expenditures	(43.4)	(43.9)
Other	(0.1)	(0.4)
Net cash used in investing activities	(43.5)	(44.3)
Financing Activities:
Issuance of short-term debt	41.1	80.8
Borrowings from Laclede Group	—	6.4
Repayment of borrowings from Laclede Group	—	(6.4)
Dividends paid	(19.9)	(19.0)
Other	—	0.3
Net cash provided by financing activities	21.2	62.1
Net (Decrease) Increase in Cash and Cash Equivalents	(0.4)	2.2
Cash and Cash Equivalents at Beginning of Period	1.7	3.7
Cash and Cash Equivalents at End of Period	$1.3	$5.9

Supplemental disclosure of cash (paid) refunded for:
Interest	$(4.1)	$(4.0)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In Millions)	2015	2014
Operating Revenues:
Utility	$82.3	$120.0
Total Operating Revenues	82.3	120.0
Operating Expenses:
Utility
Natural gas	12.1	46.4
Operation and maintenance	33.1	32.6
Depreciation and amortization	11.7	11.8
Taxes, other than income taxes	6.5	8.8
Total Operating Expenses	63.4	99.6
Operating Income	18.9	20.4
Other Income	0.5	0.4
Interest Charges:
Interest on long-term debt	3.0	3.2
Other interest charges	0.5	0.6
Total Interest Charges	3.5	3.8
Income Before Income Taxes	15.9	17.0
Income Tax Expense	6.0	6.4
Net Income	$9.9	$10.6

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in Millions, Except Per Share Amounts)	2015	2015	2014
ASSETS
Utility Plant	$1,640.0	$1,655.4	$1,540.1
Less: Accumulated depreciation and amortization	694.1	717.0	637.0
Net Utility Plant	945.9	938.4	903.1
Current Assets:
Cash and cash equivalents	0.1	7.2	3.3
Accounts receivable:
Utility	57.4	34.7	93.4
Other	5.9	5.2	5.8
Allowance for doubtful accounts	(4.0)	(4.2)	(4.3)
Inventories:
Natural gas	40.0	40.4	43.6
Materials and supplies	5.4	5.4	5.0
Deferred income taxes	5.7	6.2	2.3
Regulatory assets	10.8	11.4	8.6
Prepayments and other	4.2	4.6	2.3
Total Current Assets	125.5	110.9	160.0
Deferred Charges:
Regulatory assets	162.5	163.6	88.9
Deferred income taxes	242.8	248.4	272.9
Other	58.1	57.7	47.2
Total Deferred Charges	463.4	469.7	409.0
Total Assets	$1,534.8	$1,519.0	$1,472.1

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	December 31,	September 30,	December 31,
	2015	2015	2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	471.9	480.9	503.9
Retained earnings	396.1	393.7	356.3
Total Common Stock Equity	868.0	874.6	860.2
Long-term debt	250.0	170.0	135.0
Total Capitalization	1,118.0	1,044.6	995.2
Current Liabilities:
Current portion of long-term debt	—	80.0	114.7
Notes payable	43.0	31.0	21.5
Accounts payable	34.9	21.8	51.6
Accounts payable – associated companies	1.7	0.2	1.2
Advance customer billings	22.5	19.1	17.7
Wages and compensation accrued	5.7	5.8	5.2
Customer deposits	20.0	19.1	20.6
Interest accrued	3.3	3.5	3.5
Taxes accrued	22.5	26.0	28.4
Deferred income taxes	—	—	1.6
Unamortized purchased gas adjustments	14.3	28.2	22.1
Regulatory liabilities	40.4	31.8	53.2
Other	5.1	5.4	6.8
Total Current Liabilities	213.4	271.9	348.1
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	46.5	45.6	30.6
Asset retirement obligations	87.5	86.6	28.1
Regulatory liabilities	47.7	48.7	51.9
Other	21.7	21.6	18.2
Total Deferred Credits and Other Liabilities	203.4	202.5	128.8
Commitments and Contingencies (Note 9)
Total Capitalization and Liabilities	$1,534.8	$1,519.0	$1,472.1

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings
(Dollars in Millions)	Shares	Amount			Total
Balance at September 30, 2014	1,972,052	$—	$503.9	$345.7	$849.6
Net income	—	—	—	10.6	10.6
Balance at December 31, 2014	1,972,052	$—	$503.9	$356.3	$860.2

Balance at September 30, 2015	1,972,052	$—	$480.9	$393.7	$874.6
Net income	—	—	—	9.9	9.9
Return of capital to Laclede Group	—	—	(9.0)	—	(9.0)
Dividends declared	—	—	—	(7.5)	(7.5)
Balance at December 31, 2015	1,972,052	$—	$471.9	$396.1	$868.0

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
(In Millions)	2015	2014
Operating Activities:
Net Income	$9.9	$10.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.7	11.8
Deferred income taxes and investment tax credits	6.0	6.3
Changes in assets and liabilities:
Accounts receivable	(14.2)	(41.9)
Unamortized purchased gas adjustments	(13.9)	(0.3)
Accounts payable	13.1	17.7
Advance customer billings - net	3.3	2.3
Taxes accrued	(3.5)	(1.6)
Inventories	0.4	4.4
Other assets and liabilities	1.5	(2.5)
Other	0.6	0.3
Net cash provided by operating activities	14.9	7.1
Investing Activities:
Capital expenditures	(18.7)	(15.5)
Other	(0.3)	(0.2)
Net cash used in investing activities	(19.0)	(15.7)
Financing Activities:
Issuance of long-term debt	80.0	—
Redemption and maturity of long-term debt	(80.0)	—
Issuance of short-term debt	12.0	5.5
Return of capital to Laclede Group	(9.0)	—
Dividends paid	(7.5)	—
Other	1.5	0.8
Net cash (used in) provided by financing activities	(3.0)	6.3
Net Decrease in Cash and Cash Equivalents	(7.1)	(2.3)
Cash and Cash Equivalents at Beginning of Period	7.2	5.6
Cash and Cash Equivalents at End of Period	$0.1	$3.3

Supplemental disclosure of cash (paid) refunded for:
Interest	$(3.2)	$(3.7)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC., LACLEDE GAS COMPANY AND ALABAMA GAS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – These notes are an integral part of the accompanying unaudited financial statements of The Laclede Group, Inc. (Laclede Group or the Company), as well as Laclede Gas Company (Laclede Gas or the Missouri Utilities) and Alabama Gas Corporation (Alagasco or the Alabama Utility). Laclede Gas, which includes the operations of Missouri Gas Energy (MGE), and Alagasco are wholly owned subsidiaries of the Company. Collectively, Laclede Gas and Alagasco are referred to as the Utilities. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Laclede Group's, Laclede Gas' and Alagasco's Annual Reports on Form 10-K for the fiscal year ended September 30, 2015.
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
Certain amounts in the prior period have been adjusted to conform with the current period presentation for Laclede Group, Laclede Gas and Alagasco. The Company considered the impact of the adjustments on prior period results and determined that the amounts were not material to those periods.
NATURE OF OPERATIONS – Laclede Group, headquartered in St. Louis, Missouri, is a public utility holding company. It has two operating segments: Gas Utility and Gas Marketing. The Gas Utility segment is comprised of the regulated natural gas distribution operations of the Missouri Utilities and the Alabama Utility and serves St. Louis and eastern Missouri, Kansas City and western Missouri, and central and northern Alabama. Laclede Group’s primary non-utility business, Laclede Energy Resources, Inc. (LER), included in the Gas Marketing segment, provides non-regulated natural gas services. The activities of other subsidiaries are described in Note 8, Information by Operating Segment, and are reported as Other. The Company's earnings are primarily derived from its Gas Utility segment, and due to the seasonal nature of the Utilities, earnings are typically concentrated during the heating season of November through April each fiscal year. As a result, the interim statements of income for Laclede Group, Laclede Gas and Alagasco are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year.
REVENUE RECOGNITION – The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues for Laclede Gas at December 31, 2015, September 30, 2015, and December 31, 2014 were $74.6, $27.6, and $102.2, respectively.
Alagasco records natural gas distribution revenues in accordance with the tariff established by the Alabama Public Service Commission (APSC). The amount of accrued unbilled revenues, which is not recorded as revenue until billed, for Alagasco at December 31, 2015, September 30, 2015, and December 31, 2014 were $16.4, $6.4, and $20.8, respectively.
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

GROSS RECEIPTS TAXES – Gross receipts taxes associated with the Utilities' services are imposed on the Utilities and billed to customers. The revenue and expense amounts are recorded gross in the "Operating Revenues" and "Taxes, other than income taxes" lines, respectively, in the statements of income. The following table presents gross receipts taxes recorded as revenues.

	Three Months Ended December 31,
	2015	2014
Laclede Group	$17.9	$27.7
Laclede Gas	13.9	21.9
Alagasco	4.0	5.8
REGULATED OPERATIONS – The Utilities account for their regulated operations in accordance with FASB ASC Topic 980, “Regulated Operations.” This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. In addition, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. As authorized by the Missouri Public Service Commission (MoPSC), the Purchased Gas Adjustment (PGA) clauses allow the Missouri Utilities to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. Similarly, Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, which permits the pass-through to customers of changes in the cost of gas supply. Regulatory assets and liabilities related to the PGA clauses and GSA rider are both labeled Unamortized Purchased Gas Adjustments herein. See additional discussion on regulated operations in Note 3, Regulatory Matters.
TRANSACTIONS WITH AFFILIATES – Transactions between affiliates of the Company have been eliminated from the consolidated financial statements of Laclede Group. Other than normal intercompany shared services transactions, there were no intercompany transactions between Alagasco and affiliates during the quarters ended December 31, 2015 and December 31, 2014. Laclede Gas had the following transactions with affiliates:

	Three Months Ended December 31,
	2015	2014
Sales of natural gas from Laclede Gas to LER	$0.7	$1.0
Sales of natural gas from LER to Laclede Gas	13.2	25.3
Transportation services provided by Laclede Pipeline Company to Laclede Gas	0.3	0.3
Insurance services provided by Laclede Insurance Risk Services, Inc. to Laclede Gas	0.2	0.2
UTILITY PLANT – Laclede Gas had accrued capital expenditures of $4.6, $9.6, and $2.5 as of December 31, 2015, September 30, 2015, and December 31, 2014, respectively. Alagasco had accrued capital expenditures of $3.1, $3.1, and $4.8 as of December 31, 2015, September 30, 2015, and December 31, 2014, respectively. Accrued capital expenditures are excluded from the capital expenditures shown in the statements of cash flows.
FINANCE RECEIVABLES – Alagasco finances third party contractor sales of merchandise including gas furnaces and appliances. The Company’s finance receivables totaled approximately $11.2, $11.2, and $11.1 as of December 31, 2015, September 30, 2015, and December 31, 2014, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third party collection agency. Alagasco's finance receivables that were at least 90 days past due totaled $0.4, $0.4, and $0.3 as of December 31, 2015, September 30, 2015, and December 31, 2014, respectively. Alagasco recorded an allowance for credit losses of $0.4, $0.4, and $0.3 as of December 31, 2015, September 30, 2015, and December 31, 2014, respectively.

NEW ACCOUNTING PRONOUNCEMENTS – In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. ASU No. 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which made the guidance in ASU No. 2014-09 effective for fiscal years beginning after December 15, 2017 and interim periods within those years, but companies may choose to adopt it one year earlier. The Company, Laclede Gas and Alagasco are currently assessing the available transition methods and the potential impacts of the standard, which must be adopted by the first quarter of fiscal 2019.
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company, Laclede Gas and Alagasco are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal year 2017.
In July 2015, the FASB issued ASU No. 2015-11 – Inventory: Simplifying the Measurement of Inventory. This standard provides guidance for the subsequent measurement of inventory and requires that inventory that is measured using average cost be measured at the lower of cost and net realizable value. The Company, Laclede Gas and Alagasco are currently evaluating the impact of the adoption of this new standard, which must be adopted by the first quarter of fiscal year 2018.
In September 2015, the FASB issued ASU No. 2015-16 – Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. Under this new standard, an acquirer will no longer be required to retrospectively account for adjustments to provisional amounts but will recognize them in the reporting period in which the adjustment amounts are determined. The timing and effects of adoption by the Company, Laclede Gas and Alagasco will be affected by the timing of any future business combination activity and the nature and amounts of related measurement-period adjustments.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, to require that deferred tax liabilities and assets be classified entirely as non-current. This amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted, and the amended guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company, Laclede Gas and Alagasco are currently evaluating the effects and timing of the adoption of this new standard, which must be adopted by the first quarter of fiscal year 2018.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which provides revised guidance concerning certain matters involving the recognition, measurement, and disclosure of financial instruments. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company, Laclede Gas and Alagasco are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal year 2019.

2. EARNINGS PER COMMON SHARE

	Three Months Ended December 31,
	2015	2014
Basic EPS:
Net Income	$46.9	$47.1
Less: Income allocated to participating securities	0.2	0.2
Net Income Available to Common Shareholders	$46.7	$46.9
Weighted Average Shares Outstanding (in millions)	43.2	43.1
Basic Earnings Per Share of Common Stock	$1.08	$1.09

Diluted EPS:
Net Income	$46.9	$47.1
Less: Income allocated to participating securities	0.2	0.2
Net Income Available to Common Shareholders	$46.7	$46.9
Weighted Average Shares Outstanding (in millions)	43.2	43.1
Dilutive Effect of Stock Options, Restricted Stock and Restricted Stock Units (in millions)	0.2	0.1
Weighted Average Diluted Shares (in millions)	43.4	43.2
Diluted Earnings Per Share of Common Stock	$1.08	$1.09
In the three months ended December 31, 2015 and December 31, 2014 there were approximately 0.4 and 0.3 million shares, respectively, of restricted stock and stock units subject to performance and/or market conditions excluded from the calculation of diluted EPS. Also, Laclede Group's 2014 2.0% Series Equity Units issued in June 2014 were anti-dilutive for the three months ended December 31, 2015 and 2014; accordingly, they were excluded from the calculation of weighted average diluted shares for those periods.

3. REGULATORY MATTERS
As explained in Note 1, Summary of Significant Accounting Policies, Laclede Gas and Alagasco account for regulated operations in accordance with FASB ASC Topic 980, "Regulated Operations." The following regulatory assets and regulatory liabilities, including purchased gas adjustments, were reflected in the balance sheets of the Company and the Utilities as of December 31, 2015, September 30, 2015 and December 31, 2014.

	December 31,	September 30,	December 31,
Laclede Group	2015	2015	2014
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$26.7	$22.0	$21.4
Unamortized purchased gas adjustments	44.6	12.9	60.6
Other	5.0	5.6	5.2
Total Regulatory Assets (current)	76.3	40.5	87.2
Non-current:
Future income taxes due from customers	138.7	134.5	121.3
Pension and postretirement benefit costs	441.3	448.7	426.1
Cost of removal	79.4	78.9	21.1
Enhanced stability reserve	—	—	3.3
Purchased gas costs	11.5	24.1	4.2
Energy efficiency	23.0	22.3	—
Other	33.1	29.1	39.8
Total Regulatory Assets (non-current)	727.0	737.6	615.8
Total Regulatory Assets	$803.3	$778.1	$703.0

Regulatory Liabilities:
Current:
RSE adjustment	$11.1	$12.2	$17.0
Unbilled service margin	16.4	6.4	20.8
Pension and postretirement benefit costs	—	—	2.3
Refundable negative salvage	10.5	10.8	13.1
Unamortized purchased gas adjustments	14.3	28.2	22.1
Other	3.5	3.0	0.6
Total Regulatory Liabilities (current)	55.8	60.6	75.9
Non-current:
Postretirement liabilities	28.4	28.9	25.6
Refundable negative salvage	15.8	16.2	25.6
Accrued cost of removal	58.6	58.7	59.3
Other	26.3	15.5	12.4
Total Regulatory Liabilities (non-current)	129.1	119.3	122.9
Total Regulatory Liabilities	$184.9	$179.9	$198.8

	December 31,	September 30,	December 31,
Laclede Gas	2015	2015	2014
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$20.2	$15.5	$15.0
Unamortized purchased gas adjustments	44.6	12.9	60.6
Other	0.7	0.7	3.0
Total Regulatory Assets (current)	65.5	29.1	78.6
Non-current:
Future income taxes due from customers	138.7	134.5	121.3
Pension and postretirement benefit costs	362.2	368.0	361.6
Purchased gas costs	11.5	24.1	4.2
Energy efficiency	23.0	22.3	—
Other	28.5	24.7	39.8
Total Regulatory Assets (non-current)	563.9	573.6	526.9
Total Regulatory Assets	$629.4	$602.7	$605.5

Regulatory Liabilities:
Current:
Other	$1.1	$0.6	$0.6
Total Regulatory Liabilities (current)	1.1	0.6	0.6
Non-current:
Accrued cost of removal	58.6	58.7	59.3
Other	22.8	11.9	11.6
Total Regulatory Liabilities (non-current)	81.4	70.6	70.9
Total Regulatory Liabilities	$82.5	$71.2	$71.5

	December 31,	September 30,	December 31,
Alagasco	2015	2015	2014
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$6.5	$6.5	$6.4
Other	4.3	4.9	2.2
Total Regulatory Assets (current)	10.8	11.4	8.6
Non-current:
Pension and postretirement benefit costs	79.1	80.7	64.5
Cost of removal	79.4	78.9	21.1
Enhanced stability reserve	—	—	3.3
Other	4.0	4.0	—
Total Regulatory Assets (non-current)	162.5	163.6	88.9
Total Regulatory Assets	$173.3	$175.0	$97.5

Regulatory Liabilities:
Current:
RSE adjustment	$11.1	$12.2	$17.0
Unbilled service margin	16.4	6.4	20.8
Pension and postretirement benefit costs	—	—	2.3
Refundable negative salvage	10.5	10.8	13.1
Unamortized purchased gas adjustments	14.3	28.2	22.1
Other	2.4	2.4	—
Total Regulatory Liabilities (current)	54.7	60.0	75.3
Non-current:
Postretirement liabilities	28.4	28.9	25.6
Refundable negative salvage	15.8	16.2	25.6
Other	3.5	3.6	0.7
Total Regulatory Liabilities (non-current)	47.7	48.7	51.9
Total Regulatory Liabilities	$102.4	$108.7	$127.2
A portion of the Company's and Laclede Gas' regulatory assets are not earning a return, as shown in the schedule below:

	Laclede Group			Laclede Gas
	December 31,	September 30,	December 31,	December 31,	September 30,	December 31,
($ Millions)	2015	2015	2014	2015	2015	2014
Regulatory Assets Not Earning a Return:
Future income taxes due from customers	$138.7	$134.5	$121.3	$138.7	$134.5	$121.3
Pension and postretirement benefit costs	217.7	223.7	277.7	217.7	223.7	277.7
Other	13.5	14.2	15.6	13.5	14.2	15.6
Total Regulatory Assets Not Earning a Return	$369.9	$372.4	$414.6	$369.9	$372.4	$414.6
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

4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 5, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.
Laclede Group
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for the Company are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2015
Cash and cash equivalents	$4.6	$4.6	$4.6	$—	$—
Short-term debt	377.1	377.1	—	377.1	—
Long-term debt	1,851.5	1,916.5	—	1,916.5	—

As of September 30, 2015
Cash and cash equivalents	$13.8	$13.8	$13.8	$—	$—
Short-term debt	338.0	338.0	—	338.0	—
Long-term debt, including current portion	1,851.5	1,944.2	—	1,944.2	—

As of December 31, 2014
Cash and cash equivalents	$13.4	$13.4	$13.4	$—	$—
Short-term debt	397.5	397.5	—	397.5	—
Long-term debt, including current portion	1,851.0	1,975.0	—	1,975.0	—
Laclede Gas
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Laclede Gas are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2015
Cash and cash equivalents	$1.3	$1.3	$1.3	$—	$—
Short-term debt	274.1	274.1	—	274.1	—
Long-term debt	808.2	858.5	—	858.5	—

As of September 30, 2015
Cash and cash equivalents	$1.7	$1.7	$1.7	$—	$—
Short-term debt	233.0	233.0	—	233.0	—
Long-term debt	808.1	880.2	—	880.2	—

As of December 31, 2014
Cash and cash equivalents	$5.9	$5.9	$5.9	$—	$—
Short-term debt	319.5	319.5	—	319.5	—
Long-term debt	808.0	892.2	—	892.2	—

Alagasco
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Alagasco are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2015
Cash and cash equivalents	$0.1	$0.1	$0.1	$—	$—
Short-term debt	43.0	43.0	—	43.0	—
Long-term debt	250.0	256.5	—	256.5	—

As of September 30, 2015
Cash and cash equivalents	$7.2	$7.2	$7.2	$—	$—
Short-term debt	31.0	31.0	—	31.0	—
Long-term debt, including current portion	250.0	263.2	—	263.2	—

As of December 31, 2014
Cash and cash equivalents	$3.3	$3.3	$3.3	$—	$—
Short-term debt	21.5	21.5	—	21.5	—
Long-term debt, including current portion	249.7	268.8	—	268.8	—

5. FAIR VALUE MEASUREMENTS
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
Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using Over-the-Counter Bulletin Board (OTCBB), broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets and derivative instruments with settlement dates more than one year into the future. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of December 31, 2015 and September 30, 2015 consisted of gas commodity contracts. The Company’s and the Utilities' policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
The mutual funds are included in "Other Investments" on the Company's balance sheets and in "Other Property and Investments" on Laclede Gas' balance sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the balance sheets when a legally enforceable netting agreement exists between the Company or Laclede Gas and the counterparty to a derivative contract.

Laclede Group

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2015
ASSETS
Gas Utility
U. S. stock/bond mutual funds	$15.9	$4.0	$—	$—	$19.9
NYMEX/ICE natural gas contracts	0.1	—	—	(0.1)	—
Subtotal	16.0	4.0	—	(0.1)	19.9
Gas Marketing
NYMEX/ICE natural gas contracts	4.1	5.8	—	(6.9)	3.0
Natural gas commodity contracts	—	1.9	0.2	(0.3)	1.8
Total	$20.1	$11.7	$0.2	$(7.3)	$24.7
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$17.3	$—	$—	$(17.3)	$—
OTCBB natural gas contracts	—	4.6	—	—	4.6
NYMEX gasoline and heating oil contracts	0.1	—	—	(0.1)	—
Subtotal	17.4	4.6	—	(17.4)	4.6
Gas Marketing
NYMEX/ICE natural gas contracts	1.5	3.5	—	(5.0)	—
Natural gas commodity contracts	—	1.4	—	(0.3)	1.1
Total	$18.9	$9.5	$—	$(22.7)	$5.7

As of September 30, 2015
ASSETS
Gas Utility
U. S. stock/bond mutual funds	$15.5	$4.0	$—	$—	$19.5
NYMEX/ICE natural gas contracts	1.3	—	—	(1.3)	—
Subtotal	16.8	4.0	—	(1.3)	19.5
Gas Marketing
NYMEX natural gas contracts	6.3	4.3	—	(6.6)	4.0
Natural gas commodity contracts	—	1.5	0.2	(0.5)	1.2
Total	$23.1	$9.8	$0.2	$(8.4)	$24.7
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$16.4	$—	$—	$(16.4)	$—
OTCBB natural gas contracts	—	5.9	—	—	5.9
NYMEX gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Subtotal	16.7	5.9	—	(16.7)	5.9
Gas Marketing
NYMEX/ICE natural gas contracts	1.2	3.9	—	(5.1)	—
Natural gas commodity contracts	—	2.2	—	(0.5)	1.7
Total	$17.9	$12.0	$—	$(22.3)	$7.6

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
December 31, 2014
ASSETS
Gas Utility
U. S. stock/bond mutual funds	$16.3	$3.9	$—	$—	$20.2
Gas Marketing
NYMEX/ICE natural gas contracts	5.4	1.0	—	(4.3)	2.1
Natural gas commodity contracts	—	4.1	0.2	(0.3)	4.0
Total	$21.7	$9.0	$0.2	$(4.6)	$26.3
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$19.4	$—	$—	$(19.4)	$—
OTCBB natural gas contracts	—	19.5	—	—	19.5
NYMEX gasoline and heating oil contracts	1.3	—	—	(1.3)	—
Subtotal	20.7	19.5	—	(20.7)	19.5
Gas Marketing
NYMEX/ICE natural gas contracts	3.4	4.5	—	(7.9)	—
Natural gas commodity contracts	—	1.1	—	(0.3)	0.8
Total	$24.1	$25.1	$—	$(28.9)	$20.3

Laclede Gas

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2015
ASSETS
U. S. stock/bond mutual funds	$15.9	$4.0	$—	$—	$19.9
NYMEX/ICE natural gas contracts	0.1	—	—	(0.1)	—
Total	16.0	4.0	—	(0.1)	19.9
LIABILITIES
NYMEX/ICE natural gas contracts	17.3	—	—	(17.3)	—
OTCBB natural gas contracts	—	4.6	—	—	4.6
Gasoline and heating oil contracts	0.1	—	—	(0.1)	—
Total	$17.4	$4.6	$—	$(17.4)	$4.6

As of September 30, 2015
ASSETS
U. S. stock/bond mutual funds	$15.5	$4.0	$—	$—	$19.5
NYMEX/ICE natural gas contracts	1.3	—	—	(1.3)	—
Total	16.8	4.0	—	(1.3)	19.5
LIABILITIES
NYMEX/ICE natural gas contracts	16.4	—	—	(16.4)	—
OTCBB natural gas contracts	—	5.9	—	—	5.9
NYMEX gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$16.7	$5.9	$—	$(16.7)	$5.9

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
Balance at December 31, 2014
ASSETS
U. S. Stock/Bond Mutual Funds	$16.3	$3.9	$—	$—	$20.2
Total	16.3	3.9	—	—	20.2
LIABILITIES
NYMEX/ICE Natural gas contracts	19.4	—	—	(19.4)	—
OTCBB Natural gas contracts	—	19.5	—	—	19.5
Gasoline and heating oil contracts	1.3	—	—	(1.3)	—
Total	$20.7	$19.5	$—	$(20.7)	$19.5

6. CONCENTRATIONS OF CREDIT RISK
Other than in LER (the Gas Marketing segment), Laclede Group has no significant concentrations of credit risk.
A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in LER's accounts receivable attributable to energy producers and their marketing affiliates totaled $11.2 at December 31, 2015. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $5.3. LER's accounts receivable attributable to utility companies and their marketing affiliates comprised $25.3 of total accounts receivable at December 31, 2015, while net receivable amounts from these customers, reflecting netting arrangements, were $22.2.
LER also has concentrations of credit risk with certain individually significant counterparties and with pipeline companies associated with its natural gas receivable amounts. At December 31, 2015, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure) totaled $16.3. These five counterparties are either investment-grade rated or owned by investment-grade rated companies. Net receivable amounts from these five customers on the same date, reflecting netting arrangements, were $12.9.
7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
This footnote includes all pension plans of the Company whether historical plans or those acquired as part of the purchase of certain assets and liabilities of MGE on September 1, 2013 or those acquired in the Alagasco acquisition effective August 31, 2014. The net pension and postretirement obligations were re-measured at the applicable acquisition dates as well as at the fiscal year end.
Pension Plans
The pension plans of Laclede Group consist of plans for employees at the Missouri Utilities and plans covering employees of Alagasco.
The Missouri Utilities have non-contributory, defined benefit, trusteed forms of pension plans covering the majority of their employees. Plan assets consist primarily of corporate and United States (US) government obligations and a growth segment consisting of exposure to equity markets, commodities, real estate and inflation-indexed securities, achieved through derivative instruments and investments in diversified mutual funds.

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
The net periodic pension cost included the following components:

	Three Months Ended December 31,
	2015	2014
Laclede Group
Service cost – benefits earned during the period	$3.9	$4.3
Interest cost on projected benefit obligation	7.1	7.5
Expected return on plan assets	(8.9)	(9.4)
Amortization of prior service cost	0.1	0.1
Amortization of actuarial loss	2.0	1.9
Special termination benefit	1.6	—
Subtotal	5.8	4.4
Regulatory adjustment	5.0	4.9
Net pension cost	$10.8	$9.3

Laclede Gas
Service cost – benefits earned during the period	$2.5	$2.8
Interest cost on projected benefit obligation	5.4	5.9
Expected return on plan assets	(6.7)	(7.3)
Amortization of prior service cost	0.1	0.1
Amortization of actuarial loss	2.0	1.9
Special termination benefit	1.6	—
Subtotal	4.9	3.4
Regulatory adjustment	3.5	3.4
Net pension cost	$8.4	$6.8

Alagasco
Service cost – benefits earned during the period	$1.4	$1.5
Interest cost on projected benefit obligation	1.7	1.6
Expected return on plan assets	(2.2)	(2.1)
Subtotal	0.9	1.0
Regulatory adjustment	1.5	1.5
Net pension cost	$2.4	$2.5
Pursuant to the provisions of the Missouri Utilities' and Alagasco's pension plans, pension obligations may be satisfied by lump-sum cash payments or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. In the quarter ended December 31, 2015, the Laclede pension plan provided qualified employees with voluntary early retirement packages that qualified as special termination benefits, resulting in a charge of $1.6 for the current quarter.
The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2016 contributions to Laclede Gas' pension plans through December 31, 2015 were $11.0 to the qualified trusts and $0.3 to the non-qualified plans. There were no fiscal 2016 contributions to the Alagasco pension plans through December 31, 2015.
Contributions to the Missouri Utilities' pension plans for the remaining nine months of fiscal 2016 are anticipated to be $15.0 to the qualified trusts and $0.2 to the non-qualified plans. There are no expected contributions to Alagasco's pension plans for the remaining nine months of fiscal 2016.

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
Net periodic postretirement benefit cost for the Company consisted of the following components:

	Three Months Ended December 31,
	2015	2014
Laclede Group
Service cost – benefits earned during the period	$2.8	$3.2
Interest cost on accumulated postretirement benefit obligation	2.5	2.8
Expected return on plan assets	(3.4)	(3.3)
Amortization of prior service credit	0.1	0.2
Amortization of actuarial loss	0.9	1.3
Special termination benefit	2.6	—
Subtotal	5.5	4.2
Regulatory adjustment	(4.2)	(2.7)
Net postretirement benefit cost	$1.3	$1.5

Laclede Gas
Service cost – benefits earned during the period	$2.7	$3.1
Interest cost on accumulated postretirement benefit obligation	2.0	2.1
Expected return on plan assets	(2.1)	(2.0)
Amortization of prior service credit	0.1	0.2
Amortization of actuarial loss	1.0	1.3
Special termination benefit	2.6	—
Subtotal	6.3	4.7
Regulatory adjustment	(3.8)	(2.3)
Net postretirement benefit cost	$2.5	$2.4

Alagasco
Service cost – benefits earned during the period	$0.1	$0.1
Interest cost on accumulated postretirement benefit obligation	0.5	0.7
Expected return on plan assets	(1.3)	(1.3)
Amortization of actuarial gain	(0.1)	—
Subtotal	(0.8)	(0.5)
Regulatory adjustment	(0.4)	(0.4)
Net postretirement benefit income	$(1.2)	$(0.9)
Missouri and Alabama state law provides for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. The Utilities have established Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi Trusts as external funding mechanisms. The assets of the VEBA and Rabbi Trusts consist primarily of money market securities and mutual funds invested in stocks and bonds. During the quarter ended December 31, 2015, the Laclede post-retirement plan offered qualified employees voluntary enhanced early retirement packages that resulted in a special termination benefits charge of $2.6 for the current quarter.

The Utilities' funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There were no fiscal year 2016 contributions to the postretirement plans through December 31, 2015 for the Missouri Utilities. Contributions to the postretirement plans for the remaining nine months of fiscal year 2016 are anticipated to be $14.3 to the qualified trusts and $0.4 paid directly to participants from the Missouri Utilities' funds. For Alagasco, there were no contributions to the postretirement plans during the first three months of fiscal year 2016, and there are none expected for the remaining nine months.

8. INFORMATION BY OPERATING SEGMENT
The Company has two key operating segments: Gas Utility and Gas Marketing. The Gas Utility segment is the aggregation of the regulated operations of the Utilities. The Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, and LER Storage Services, Inc., which utilizes natural gas storage contracts for providing natural gas sales. Other includes:

•	unallocated corporate items, including certain debt and associated interest costs,

•	Laclede Pipeline Company, a subsidiary of Laclede Group which operates a propane pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction, and

•
Laclede Group’s subsidiaries that are engaged in compression of natural gas, oil production, real estate development, risk management, and financial investments in other enterprises, among other activities. All subsidiaries are wholly owned.

Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Laclede Gas to LER, propane storage services provided by Laclede Gas to Laclede Pipeline Company, sales of natural gas from LER to Laclede Gas, and propane transportation services provided by Laclede Pipeline Company to Laclede Gas.
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of net unrealized gains and losses and other timing differences associated with energy-related transactions. Net economic earnings also exclude the after-tax impacts related to acquisition, divestiture, and restructuring activities.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2015
Operating Revenues:
Revenues from external customers	$398.8	$0.2	$0.4	$—	$399.4
Intersegment revenues	0.7	12.6	0.4	(13.7)	—
Total Operating Revenues	399.5	12.8	0.8	(13.7)	399.4
Operating Expenses:
Gas Utility
Natural and propane gas	161.9	—	—	(13.4)	148.5
Other operation and maintenance	91.9	—	—	(0.3)	91.6
Depreciation and amortization	33.5	—	—	—	33.5
Taxes, other than income taxes	28.2	—	—	—	28.2
Total Gas Utility Operating Expenses	315.5	—	—	(13.7)	301.8
Gas Marketing and Other	—	9.0	1.6	—	10.6
Total Operating Expenses	315.5	9.0	1.6	(13.7)	312.4
Operating Income (Loss)	$84.0	$3.8	$(0.8)	$—	$87.0
Net Economic Earnings (Loss)	$50.0	$(0.3)	$(4.6)	$—	$45.1

Three Months Ended December 31, 2014
Operating Revenues:
Revenues from external customers	$581.4	$37.8	$0.4	$—	$619.6
Intersegment revenues	1.0	24.4	0.5	(25.9)	—
Total Operating Revenues	582.4	62.2	0.9	(25.9)	619.6
Operating Expenses:
Gas Utility
Natural and propane gas	329.8	—	—	(25.5)	304.3
Other operation and maintenance	97.4	—	—	(0.3)	97.1
Depreciation and amortization	32.0	—	—	—	32.0
Taxes, other than income taxes	38.0	—	—	—	38.0
Total Gas Utility Operating Expenses	497.2	—	—	(25.8)	471.4
Gas Marketing and Other	—	58.6	2.4	(0.1)	60.9
Total Operating Expenses	497.2	58.6	2.4	(25.9)	532.3
Operating Income (Loss)	$85.2	$3.6	$(1.5)	$—	$87.3
Net Economic Earnings (Loss)	$49.8	$0.4	$(4.5)	$—	$45.7

The Company's total assets by segment were as follows:

	December 31,	September 30,	December 31,
	2015	2015	2014
Total Assets:
Gas Utility	$4,806.0	$4,686.2	$4,735.6
Gas Marketing	163.8	160.6	152.7
Other	1,551.1	1,560.2	1,576.1
Eliminations	(1,109.5)	(1,116.8)	(1,175.9)
Total Assets	$5,411.4	$5,290.2	$5,288.5

The following table reconciles the Company's net income to net economic earnings:

	Three Months Ended December 31,
	2015	2014
Net Income (GAAP)	$46.9	$47.1
Unrealized gain on energy-related derivative contracts	(3.0)	(3.0)
Lower of cost or market inventory adjustments	0.3	1.2
Acquisition, divestiture and restructuring activities	0.9	0.4
Net Economic Earnings (Non-GAAP)	$45.1	$45.7

9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2020, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2015 are estimated at approximately $1,144.0, $516.4, and $365.0 for the Company, Laclede Gas, and Alagasco, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Missouri Utilities recover their costs from customers in accordance with their PGA clause and Alagasco recovers its cost through its GSA rider.
Contingencies
The Company and Utilities account for environmental liabilities and other contingencies in accordance with accounting standards under the loss contingency guidance of ASC Topic 450, "Contingencies," when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
In addition to matters noted below, the Company, Laclede Gas and Alagasco are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the consolidated statements of income, balance sheets, and statements of cash flows of the Company, Laclede Gas or Alagasco. However, there is uncertainty in the valuation of pending claims and prediction of litigation results.
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
In the natural gas industry, many gas distribution companies like Laclede Gas have incurred environmental liabilities associated with sites they or their predecessor companies formerly owned or operated where manufactured gas operations took place. At this time, Laclede Gas has identified three former manufactured gas plant (MGP) sites in eastern Missouri where costs have been incurred and claims have been asserted: one in Shrewsbury, Missouri and two in the City of St. Louis, Missouri. Laclede Gas has enrolled the two sites in the City of St. Louis in the Missouri Department of Natural Resources Brownfields/Voluntary Cleanup Program (BVCP). In Laclede Gas' western service area, MGE has enrolled all of its owned former manufactured gas plant sites in the BVCP.
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
On March 10, 2015, Laclede Gas received a Section 104(e) information request from EPA Region VII regarding the former Thompson Chemical/Superior Solvents site in St. Louis, Missouri. In turn, Laclede Gas issued a Freedom of Information Act (FOIA) request to the EPA on April 3, 2015, in an effort to identify the basis of the inquiry. The FOIA response from the EPA was received on July 15, 2015 and a response was provided to the EPA on August 15, 2015.
MGE has seven owned MGP sites enrolled in the BVCP, including Joplin MGP #1, St. Joseph MGP #1, Kansas City Coal Gas Station B, Kansas City Station A Railroad area, Kansas City Coal Gas Station A North, Kansas City Coal Gas Station A South, and Independence MGP #2. Source removal has been conducted at all of the owned sites since 2003 with the exception of Joplin, which is in the early stages of site analysis and characterization. Remediation efforts at these sites are at various stages of completion, ranging from groundwater monitoring and sampling following source removal activities to early site characterization in Joplin. As part of its participation in the BVCP, MGE communicates regularly with the Missouri Department of Natural Resources with respect to its remediation efforts and monitoring activities at these sites. On May 11, 2015, Missouri Department of Natural Resources approved the next phase of investigation at the Kansas City Station A North and Railroad area.
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
In 2013, Laclede Gas retained an outside consultant to conduct probabilistic cost modeling of 19 former MGP sites owned or operated by Laclede Gas in eastern Missouri or MGE in western Missouri. The purpose of this analysis was to develop an estimated range of probabilistic future liability for each site. That analysis, completed in August 2014, provided a range of demonstrated possible future expenditures to investigate, monitor and remediate all 19 MGP sites. Laclede Gas has recorded its best estimate of the probable expenditures that relate to these matters. The amount is not material.
Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. To the extent such costs (less any amounts received from insurance proceeds or as contributions from other potentially responsible parties (PRP)), are incurred prior to a rate case, Laclede Gas would request from the MoPSC authority to defer such costs and collect them in the next rate case. Laclede Gas and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial condition or results of operations.
Alagasco
Alagasco owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Alagasco's financial position and results of operations. As environmental laws, regulations, and their interpretations change, Alagasco may be required to incur additional costs.

Alagasco is in the chain of title of nine former MGP sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. As of December 31, 2015, Alagasco does not foresee a probable or reasonably estimable loss associated with these nine sites. Alagasco and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial conditions or results of operations.
In 2012, Alagasco responded to an EPA Request for Information Pursuant to Section 104 of the Comprehensive Environment Response, Compensation, and Liability Act (CERCLA) relating to the 35th Avenue Superfund Site located in North Birmingham, Jefferson County, Alabama. Alagasco was identified as a PRP under CERCLA for the cleanup of the site or costs the EPA incurs in cleaning up the site. At this point, Alagasco has not been provided information that would allow it to determine the extent, if any, of its potential liability with respect to the 35th Avenue Superfund Site and vigorously denies its inclusion as a PRP.
On December 17, 2013, an incident occurred at a Housing Authority apartment complex in Birmingham, Alabama that resulted in one fatality, personal injuries and property damage. Alagasco is cooperating with the National Transportation Safety Board which is investigating the incident. Alagasco has been named as a defendant in several lawsuits arising from the incident, and additional lawsuits and claims may be filed against Alagasco.
Alagasco is, from time to time, a party to various pending or threatened legal proceedings and has accrued a provision for its estimated liability. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Alagasco recognizes its liability for contingencies when information available indicates both a loss is probable and the amount of the loss can be reasonably estimated. Based upon information presently available, and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the financial position of Alagasco. However, there is uncertainty in the valuation of pending claims and prediction of litigation results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts)
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

•	The recent acquisitions may not achieve their intended results, including anticipated cost savings;

•	Legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting:
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

•	Retention of, ability to attract, ability to collect from, and conservation efforts of, customers;

•	Our ability to comply with all covenants in our indentures and credit facilities any violations of which, if not cured in a timely manner, could trigger a default of our obligation;

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

RESULTS OF OPERATIONS
Overview
The Company has two key business segments: Gas Utility and Gas Marketing. Laclede Group’s earnings are primarily derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. The Gas Utility segment consists of the regulated businesses of Laclede Gas and Alagasco. Due to the seasonal nature of the Utilities' business, earnings of Laclede Group, Laclede Gas and Alagasco are typically concentrated during the heating season of November through April each fiscal year.
Gas Utility – Laclede Gas
Laclede Gas is Missouri’s largest natural gas distribution company and is regulated by the Missouri Public Service Commission (MoPSC). Laclede Gas serves St. Louis and eastern Missouri through Laclede Gas and serves Kansas City and western Missouri through MGE. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The earnings of Laclede Gas are primarily generated by the sale of heating energy. The rate design for both service territories serve to lessen the impact of weather volatility on its customers during cold winters and stabilize Laclede Gas' earnings.
Gas Utility – Alagasco
Alagasco is the largest natural gas distribution utility in the state of Alabama. Alagasco’s service territory is located in central and northern Alabama. Among the cities served by Alagasco are Birmingham, the center of the largest metropolitan area in Alabama, and Montgomery, the state capital. Alagasco is regulated by the Alabama Public Service Commission (APSC). Alagasco purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial, and industrial customers and other end-users of natural gas. Alagasco also provides transportation services to large industrial and commercial customers located on its distribution system. These transportation customers, using Alagasco as their agent or acting on their own, purchase gas directly from marketers or suppliers and arrange for delivery of the gas into the Alagasco distribution system. Alagasco charges a fee to transport such customer-owned gas through its distribution system to the customers’ facilities.
Gas Marketing
Laclede Energy Resources, Inc. (LER) is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. LER markets natural gas to both on-system utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. LER’s operations and customer base are more subject to fluctuations in market conditions than the Utilities. LER entered into a 10-year contract for 1 Bcf of natural gas storage effective August 1, 2013 and has contracts for an additional 3.5 Bcf of storage that expire at various times through April 30, 2016.
Business Evaluation Factors
Based on the nature of the business of the Company and its subsidiaries, as well as current economic conditions, management focuses on the following key variables in evaluating the financial condition and results of operations and managing the business.
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

•	the Utilities' ability to access credit markets and maintain working capital sufficient to meet operating requirements;

•	the effect of natural gas price volatility on the business; and

•	the ability to integrate the operations of all acquisitions.
Gas Marketing Segment:

•	the risks of competition;

•	fluctuations in natural gas prices;

•	new national infrastructure projects;

•	the ability to procure firm transportation and storage services at reasonable rates;

•	credit and/or capital market access;

•	counterparty risks; and

•	the effect of natural gas price volatility on the business.

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
Laclede Gas’ income from off-system sales and capacity release remains subject to fluctuations in market conditions. Laclede Gas is allowed to retain the following portions of annual income (shown by service territory):

Laclede Gas Company (eastern Missouri)
Pre-tax Income	Customer Share	Company Share
First $2.0*	100%	—%
Next $2.0	80%	20%
Next $2.0	75%	25%
Amounts exceeding $6.0	70%	30%
* Customer share reverts to 85% and company share reverts to 15% in 2017.

MGE (western Missouri)
Pre-tax Income	Customer Share	Company Share
First $1.2	85%	15%
Next $1.2	80%	20%
Next $1.2	75%	25%
Amounts exceeding $3.6	70%	30%
Some of the factors impacting the level of off-system sales include the availability and cost of Laclede Gas’ natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of Laclede Gas' natural gas supply is available for off-system sales.
Laclede Gas and Alagasco work actively to reduce the impact of wholesale natural gas price volatility on their costs by strategically structuring their natural gas supply portfolios to increase their gas supply availability and pricing alternatives. The Utilities may also use derivative instruments to hedge against significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. Laclede Gas’ Purchased Gas Adjustment (PGA) clause and Alagasco's Gas Supply Adjustment (GSA) rider allows the Utilities to flow through to customers, subject to prudence review by, as applicable, the MoPSC or APSC, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of derivative instruments to mitigate volatility in the cost of natural gas, as well as gas inventory carrying costs. As of December 31, 2015, Laclede Gas had active derivative positions, but Alagasco has had no derivative instrument activity since 2010. The Utilities believe they will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.
Both Laclede Gas and Alagasco rely on short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy their seasonal cash requirements and fund their capital expenditures. The Utilities' ability to issue commercial paper, access their lines of credit, issue long-term bonds, or obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet their foreseeable obligations. See the Liquidity and Capital Resources section for additional information.

Gas Marketing
LER provides both on-system Laclede Gas transportation customers and customers outside of Laclede Gas' traditional service area with another choice in non-regulated natural gas suppliers. LER utilizes its natural gas supply agreements, transportation agreements, park and loan agreements, storage agreements, and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price and volatility risks associated with providing such services to its customers through the use of a variety of risk management activities, including the use of exchange-traded/cleared derivative instruments and other contractual arrangements. LER is committed to managing commodity price risk while it seeks to expand the services that it now provides. Nevertheless, income from LER’s operations is subject to more fluctuations in market conditions than Laclede Gas’ operations.
LER’s business is directly impacted by the effects of competition in the marketplace, the impacts of new infrastructure and surplus natural gas supplies on natural gas commodity prices. Management expects that LER's net economic earnings (a non-GAAP measure, as discussed below) will be challenged by significant commodity pricing declines that occurred through fiscal 2015 and that are expected to remain constrained for the foreseeable future.
In addition to its operating cash flows, LER relies on Laclede Group’s parental guarantees to secure its purchase and sales obligations of natural gas. LER also has access to Laclede Group’s liquidity resources. A large portion of LER’s receivables are from customers in the energy industry. LER also enters into netting arrangements with many of its energy counterparties to reduce overall credit and collateral exposure. Although LER’s uncollectible amounts are closely monitored and have not been significant, increases in uncollectible amounts from customers are possible and could adversely affect LER’s liquidity and results of operations.
LER carefully monitors the creditworthiness of counterparties to its transactions. LER performs in-house credit reviews of potential customers and may require credit assurances such as prepayments, letters of credit, or parental guarantees when appropriate. Credit limits for customers are established and monitored.
As a result of infrastructure optimization activities and an abundance of natural gas supply, LER cannot be certain that all of its wholesale purchase and sale transactions will settle physically. As such, certain transactions entered into in fiscal years 2016 and 2015 are designated as trading activities for financial reporting purposes, due to their settlement characteristics, rather than elected for normal purchases or normal sales designations under generally accepted accounting principles (GAAP). Results of operations from trading activities are reported on a net basis in Gas Marketing Operating Revenues, which may cause volatility in the Company’s operating revenues, but has no effect on operating income or net income.
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
Other
In addition to the Gas Utility and Gas Marketing segments, the Company's business includes certain other non-utility activities reported as Other. Other includes:

•	unallocated corporate costs, including certain debt and associated interest costs,

•	Laclede Pipeline Company, a subsidiary of Laclede Group which operates a propane pipeline under FERC jurisdiction, and

•
Laclede Group's subsidiaries that are engaged in compression of natural gas, oil production, real estate development, risk management, and financial investments in other enterprises, among other activities. All subsidiaries are wholly owned.

EARNINGS
Net income reported by the Laclede Group, Laclede Gas and Alagasco are determined in accordance with accounting principles generally accepted in the United States of America (GAAP). Management also uses the non-GAAP measures of net economic earnings, net economic earnings per share and operating margin when internally evaluating and reporting results of operations. These non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income.

Non-GAAP Measures – Net Economic Earnings and Net Economic Earnings Per Share
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
These adjustments eliminate the impact of timing differences and the impact of current changes in the fair value of financial and physical transactions prior to their completion and settlement. Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transaction(s) occur. While management uses these non-GAAP measures to evaluate both the Utilities and LER, the net effect of adjustments on the Utilities' earnings are minimal. This is due to gains or losses on Laclede Gas' natural gas derivative instruments being deferred pursuant to its PGA clause, as authorized by the MoPSC.
Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. In addition, management excludes the impact related to unique acquisition, divestiture, and restructuring activities when evaluating on-going performance, and therefore excludes these impacts from net economic earnings. Management believes that this presentation provides a useful representation of operating performance by facilitating comparisons of year-over-year results. The definition and measurement of net economic earnings provided above is consistent with that used by management and the Board of Directors in assessing the Company's, Laclede Gas' and Alagasco's performance as well as determining performance under the Company's, Laclede Gas' and Alagasco's incentive compensation plans. Further, the Company believes this better enables an investor to view the Company's, Laclede Gas' and Alagasco's performance in that period on a basis that would be comparable to prior periods.
Reconciliations of net economic earnings and net economic earnings per share to the Company's most directly comparable GAAP measures are provided on the following pages.
Non-GAAP Measure – Operating Margin
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of operating margin when evaluating result of operations, as shown in the table below. The Utilities pass to their customers (subject to prudence review by, as applicable, the MoPSC or APSC) increases and decreases in the wholesale cost of natural gas in accordance with their PGA clauses (Missouri Utilities) and GSA rider (Alabama Utility). The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes and gross receipts tax expense, which are calculated as a percentage of revenues, with the same amount, excluding immaterial timing differences, included in revenues, has no direct effect on operating income. As these costs are included in revenue and operating expenses and management does not have any control over these amounts for the Utilities, management believes that beginning with operating margins is a more useful measure. In addition, it is management's belief that operating margins and the remaining operating expenses that calculate operating income is a more useful measure in assessing the Company's and the Utilities' performance as management has more ability to influence control over these revenues and expenses.

LACLEDE GROUP
Net Income and Net Economic Earnings
Reconciliation of the Company's Net Economic Earnings to the most comparable GAAP measure, Net Income, is as follows:

	Gas Utility	Gas Marketing	Other	Consolidated	Per Diluted Share**
Three Months Ended December 31, 2015
Net Income (Loss) (GAAP)	$49.3	$2.3	$(4.7)	$46.9	$1.08
Unrealized gain on energy-related derivatives*	(0.1)	(2.9)	—	(3.0)	(0.07)
Lower of cost or market inventory adjustments*	—	0.3	—	0.3	0.01
Acquisition, divestiture and restructuring activities*	0.8	—	0.1	0.9	0.02
Net Economic Earnings (Loss) (Non-GAAP)	$50.0	$(0.3)	$(4.6)	$45.1	$1.04

Three Months Ended December 31, 2014
Net Income (Loss) (GAAP)	$49.6	$2.2	$(4.7)	$47.1	$1.09
Unrealized gain on energy-related derivatives*	—	(3.0)	—	(3.0)	(0.07)
Lower of cost or market inventory adjustments*	—	1.2	—	1.2	0.03
Acquisition, divestiture and restructuring activities*	0.2	—	0.2	0.4	0.01
Net Economic Earnings (Loss) (Non-GAAP)	$49.8	$0.4	$(4.5)	$45.7	$1.06

*	Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.
Consolidated
Laclede Group’s net income was $46.9 for the three months ended December 31, 2015, compared with $47.1 for the three months ended December 31, 2014. Basic and diluted earnings per share for the three months ended December 31, 2015 were $1.08, compared with basic and diluted earnings per share of $1.09 for the three months ended December 31, 2014. Net income was flat versus prior year as lower Gas Utility operating margin and higher depreciation were mostly offset by lower other operating expenses, as described below. Laclede Group's net economic earnings were $45.1 for the three months ended December 31, 2015, down slightly from $45.7 for the same period last year. Net economic earnings per share were $1.04 for the three months ended December 31, 2015, down from $1.06 for last year's first quarter. The lower net economic earnings in the first quarter of fiscal 2016 versus the same quarter last year is primarily attributable to changes in the Gas Marketing segment, as described below.
Gas Utility
Gas Utility net income decreased by $0.3, while net economic earnings increased by $0.2. The decrease in net income was the result of $5.7 lower operating margin and $1.5 higher depreciation and amortization expense resulting from higher levels of capital expenditures, largely offset by a 6.0 reduction in other operating expenses and slight decreases in interest and income tax expenses. The changes in operating margin and operating expenses are discussed below.
Gas Marketing
The Gas Marketing segment reported net income totaling $2.3 for the three months ended December 31, 2015, essentially unchanged from last year. Net economic earnings for the three months ended December 31, 2015 decreased $0.7 compared with the three months ended December 31, 2014, primarily due to unfavorable market conditions as noted in the discussion of operating revenues below. Net income was also impacted by those market conditions, but the effects were offset by changes in the amounts of GAAP inventory valuation adjustments.

Operating Revenues and Operating Expenses
Reconciliations of the Company's operating margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2015
Operating revenues	$399.5	$12.8	$0.8	$(13.7)	$399.4
Natural and propane gas expense	161.9	7.4	—	(13.4)	155.9
Gross receipts tax expense	17.5	—	—	—	17.5
Operating margin (non-GAAP)	220.1	5.4	0.8	(0.3)	226.0
Depreciation and amortization	33.5	—	0.2	—	33.7
Other operating expenses	102.6	1.6	1.4	(0.3)	105.3
Operating income (loss) (GAAP)	$84.0	$3.8	$(0.8)	$—	$87.0

Three Months Ended December 31, 2014
Operating revenues	$582.4	$62.2	$0.9	$(25.9)	$619.6
Natural and propane gas expense	329.8	57.1	0.2	(25.7)	361.4
Gross receipts tax expense	26.8	—	—	—	26.8
Operating margin (non-GAAP)	225.8	5.1	0.7	(0.2)	231.4
Depreciation and amortization	32.0	0.1	0.2	—	32.3
Other operating expenses	108.6	1.4	2.0	(0.2)	111.8
Operating income (loss) (GAAP)	$85.2	$3.6	$(1.5)	$—	$87.3
Consolidated
Laclede Group reported operating revenues of $399.4 for the three months ended December 31, 2015 compared with $619.6 for the same period last year. Laclede Group's operating margin decreased $5.4 for the three months ended December 31, 2015 compared with the same period last year due primarily to a decrease in the Gas Utility segment, as discussed below. Depreciation and amortization expenses were $33.7 for the three months ended December 31, 2015, compared with $32.3 for the same period last year. Other operating expenses were $105.3 for the three months ended December 31, 2015, compared with $111.8 for the same period last year. The decrease was primarily the result of lower expenses at the Missouri Utilities, as discussed below.
Gas Utility
Operating Revenues – Gas Utility operating revenues for the three months ended December 31, 2015 were $399.5, or $182.9 less than the same period last year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Variance
Lower system sales volumes	$(91.9)
Lower wholesale gas costs passed on to customers	(73.1)
Lower off-system sales and capacity release	(12.3)
Lower gross receipts taxes (GRT)	(9.8)
Alagasco – Change in Rate Stabilization and Equalization (RSE) adjustments	3.0
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	2.6
Other variations	(1.4)
Total Variation	$(182.9)
As shown, the decrease was primarily attributable to lower sales volumes resulting from a delay in seasonal customer connections and lower degree days due to warmer weather that combined to result in a lower gas send-out in the quarter. The lower revenues also reflected the decline in natural gas pricing that has been experienced country-wide over the past eighteen months. Gross receipts taxes are a function of revenue, and therefore fell in conjunction with the lower revenue base. These decreases were partially offset by higher ISRS charges within the Missouri Utilities and Alagasco recording a $3.0 smaller RSE adjustment to operating revenues than prior year to bring the expected rate of return on average common equity at the end of the year to within the allowed range of return.

Operating Margin – Gas Utility operating margin was $220.1 for the three months ended December 31, 2015, a $5.7 decrease over the same period last year. The decrease was attributable to the following factors:

Variance
Lower system sales volumes	$(13.1)
Alagasco – Change in Rate Stabilization and Equalization (RSE) adjustments	3.0
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	2.6
Other variations	1.8
Total Variation	$(5.7)
As shown, the decrease was primarily attributable to lower sales volumes resulting from the delay in seasonal customer connections and lower degree days, as described above under Operating Revenues. The volume impact was partially offset by Alagasco's RSE adjustment of $3.0 and higher ISRS charges within the Missouri Utilities.
Operating Expenses – Depreciation and amortization expenses for the three months ended December 31, 2015 increased $1.5 from last year, primarily due to the higher levels of capital expenditures undertaken over the last twelve months. Other operating expenses for the three months ended December 31, 2015 are $6.0 lower than the same period in the prior year due to lower employee-related expenses.
Gas Marketing
Operating Revenues – Operating revenues decreased $49.4 versus the prior year period, due primarily to lower general pricing levels and lower basis differentials (price volatility between regions), as well as an increase in the amount of expenses associated with trading activities which are presented on a net basis in operating revenues, partially offset by the effects of higher volumes. Average pricing for the quarter ended December 31, 2014 was approximately $3.911/MMBtu versus pricing of approximately $2.149/MMBtu for the quarter ended December 31, 2015.
Operating Margin – Gas Marketing operating margin during the three months ended December 31, 2015 increased $0.3 from the same period last year. The increase in operating margin is primarily due to the net favorable impact of lower of cost or market adjustments in each period, partially offset by the effects of current market conditions (tighter basis differentials and lower price volatility).
Interest Charges
Consolidated interest charges during the three months ended December 31, 2015 decreased by $0.2 from the same period last year. The decrease was primarily due to the January 15, 2015 early redemption of approximately $35.0 of Alagasco's 5.7% series notes using lower-interest short-term debt. $35.0 was re-financed on September 15, 2015 with 10-year notes carrying an interest rate of 3.21%. For the three months ended December 31, 2015 and 2014, average short-term borrowings were $374.2 and $338.9, respectively, and the average interest rates on these borrowings were 0.7% and 0.5%, respectively.
Income Taxes
Consolidated income tax expense during the three months ended December 31, 2015 was consistent with the prior year, as the effects of a slightly higher effective tax rate was partly offset by the slight decrease in pre-tax book income.

LACLEDE GAS

	Three Months Ended December 31,
	2015	2014
Operating revenues	$317.2	$462.4
Natural and propane gas expense	149.8	283.4
Gross receipts tax expense	13.5	21.1
Operating margin (non-GAAP)	153.9	157.9
Depreciation and amortization	21.8	20.2
Other operating expenses	67.0	72.9
Operating income (GAAP)	$65.1	$64.8
Net Income	$39.4	$39.0
Operating revenues for the three months ended December 31, 2015 decreased $145.2 from the same period last year primarily due to $75.8 in lower wholesale gas costs passed on to customers and lower system sales of $62.6 resulting from the delay in seasonal customer connections and lower degree days due to warmer weather. Operating revenues were also reduced by an $8.0 decline in gross receipts taxes, partially offset by a $2.6 increase in ISRS charges. Operating margin for the three months ended December 31, 2015 decreased $4.0 from the same period last year. Other operating expenses for the three months ended December 31, 2015 decreased $5.9 versus the prior year quarter, primarily due to lower employee-related expenses. Resulting net income for the three months ended December 31, 2015 increased $0.4 from the same period last year.
ALAGASCO

	Three Months Ended December 31,
	2015	2014
Operating revenues	$82.3	$120.0
Natural gas expense	12.1	46.4
Gross receipts tax expense	4.0	5.7
Operating margin (non-GAAP)	66.2	67.9
Depreciation and amortization	11.7	11.8
Other operating expenses	35.6	35.7
Operating income (GAAP)	$18.9	$20.4
Net Income	$9.9	$10.6
Operating revenues for the three months ended December 31, 2015 decreased $37.7 from the same period last year. The decrease was driven by the $22.8 effect of reduced customer usage, $16.1 due to lower gas prices passed through to customers, and $1.8 lower gross receipts taxes. These decreases were partially offset by a $3.0 reduction in net RSE adjustments versus the prior year quarter. Operating margin decreased $1.7 as the effect of lower customer usage was largely offset by lower gas costs and the lower net RSE adjustments. Depreciation and amortization and other operating expenses for the three months ended December 31, 2015 were comparable to the same period last year. Net income during the three months ended December 31, 2015 decreased $0.7 from the same period last year, primarily due to the factors discussed above.
For further information on the GSA and RSE mechanisms, please see Note 1, Summary of Significant Accounting Policies, and Note 15, Regulatory Matters, of Alagasco's Annual Report on Form 10-K for the period ended September 30, 2015.

REGULATORY AND OTHER MATTERS
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
Laclede Gas
On November 12, 2015, the MoPSC approved an incremental ISRS amount of $4.4 for Laclede Gas' eastern Missouri service territory and $1.9 for MGE, effective December 1, 2015, bringing total annualized ISRS revenue to $19.6 for Laclede Gas' eastern Missouri service territory and $6.7 for MGE's service territory. On January 15, 2016, the Missouri Office of the Public Counsel filed an appeal to Missouri’s Western District Court of Appeals of the Commission’s decision permitting Laclede Gas to update its ISRS applications during the pendency of the case. Laclede Gas believes the Commission’s decision was lawful and reasonable, and intends to vigorously oppose the appeal. On February 1, Laclede Gas filed to increase its ISRS revenues by a total of $8.6 related to investments in September 2015 through February 2016.
On October 28, 2015 Laclede Gas and MGE both filed for PGA reductions that were approved and became effective November 6, 2015, which decreased the average residential customers’ bill by 9% and 5%, respectively.
Alagasco
Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983 (see the 2015 Form 10-K for more detail). Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. Quarterly point of test reductions from rate year 2015 went into effect October 1, 2015 for $4.4 and December 1, 2015 for $12.2. Alagasco filed a $4.6 reduction for rate year 2016, effective December 1, 2015. For the three months ended December 31, 2015, Alagasco recorded a $0.9 RSE reduction to operating revenues to bring the expected rate of return on average common equity at the end of the year to within the allowed range of return.
The inflation-based Cost Control Mechanism (CCM), established by the APSC, allows for annual increases to operations and maintenance (O&M) expense, with savings below a defined level shared 50/50 with the customer and three-quarters of costs above a defined level returned to customers (see the 2015 Form 10-K for more detail). A CCM benefit to the company for such cost saving of $4.7 related to, and accrued in, fiscal 2015 went into rates effective December 1, 2015.
On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability set up for Alagasco. Refunds from such will be passed back to eligible customers on a declining basis through rate year 2019 pursuant to the terms of this Negative Salvage Rebalancing (NSR) rider (see the 2015 Form 10-K for more detail). For fiscal 2016, $10.8 of the remaining customer refund of $27.0 will be returned to customers, effective December 1, 2015.
Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a Temperature Adjustment Rider mechanism, also included in the GSA, which is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings (see the 2015 Form 10-K for more detail). Effective December 1, 2015, adjustments to the GSA will provide customers a refund of approximately $13.0 on an annualized basis.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies used in the preparation of our financial statements are described in Item 7 of the Company's, Laclede Gas' and Alagasco's Annual Reports on Form 10-K for the fiscal year ended September 30, 2015 and include the following:

•	Regulatory accounting,

•	Employee benefits and postretirement obligations

•	Revenue recognition, and

•	Asset retirement obligations.
Additionally, goodwill is a critical accounting policy also included in the Company's and Laclede Gas' Annual Reports on Form
10-K for the fiscal year ended September 30, 2015.

There were no significant changes to these critical accounting policies during the three months ended December 31, 2015.
For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in the Company’s, Laclede Gas', and Alagasco's Annual Reports on Form 10-K for the fiscal year ended September 30, 2015.

ACCOUNTING PRONOUNCEMENTS
The Company, Laclede Gas and Alagasco have evaluated or are in the process of evaluating the impact that recently issued accounting standards will have on the companies' financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Pronouncements section of Note 1 of the Notes to Financial Statements.

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

	Three Months Ended December 31,
Cash Flow Summary	2015	2014
Net cash provided by (used in) operating activities	33.5	(34.1)
Net cash used in investing activities	(62.8)	(60.6)
Net cash provided by financing activities	20.1	92.0
Net cash provided by operating activities was $33.5 for the three months ended December 31, 2015, compared with $34.1 used in the three months ended December 31, 2014. The change is primarily due to fluctuations in working capital, as mentioned above, largely driven by the relative weather conditions during the periods.
For the three months ended December 31, 2015, net cash used in investing activities was $2.2 higher than in last year’s first quarter as a result of an increase in capital expenditures.
For the three months ended December 31, 2015, net cash from financing activities was $71.9 lower than in last year’s first quarter. This change primarily reflects the decrease in short-term borrowing and the increase in dividends paid.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
None of Laclede Group, Laclede Gas, or Alagasco had any short-term investments as of or in the three months ended December 31, 2015.
Bank deposits were used to support working capital needs of the business.
Short-term Debt
The Utilities' short-term borrowing requirements typically peak during the colder months while the needs of The Laclede Group, Inc. parent company (the Parent Company) are less seasonal. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At December 31, 2015, Laclede Gas had a syndicated line of credit of $450.0 in place with nine banks which matures on September 3, 2019. The largest portion provided by a single bank under the line is 15.6%. The Laclede Gas line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 51% of total capitalization on December 31, 2015.
On September 2, 2014, Alagasco entered into a new $150.0 syndicated line of credit with twelve banks and extinguished the line that was in place prior to its acquisition by Laclede Group. The largest portion provided by a single bank is 10%. The line of credit, which matures on September 2, 2019, has a covenant limiting total debt to 70% of Alagasco's total capital. As defined in the line of credit, total debt was 26% of total capitalization on December 31, 2015.
Short-term cash requirements outside of the Utilities have generally been funded by the Parent Company or met with internally generated funds. At December 31, 2015, the Parent Company had a $150.0 syndicated line of credit with nine banks maturing on September 3, 2019, with the largest portion provided by a single bank being 15.6%. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. As defined in the line of credit, this ratio stood at 58% on December 31, 2015. The Parent Company's line may be used to provide for the funding needs of various subsidiaries.
Laclede Group
Information about Laclede Group's consolidated short-term borrowings (excluding any current portion of long-term debt) during the three months ended December 31, 2015 and as of December 31, 2015, is presented below:

	Laclede Gas Short-Term Borrowings	Parent Company Bank Line Borrowings	Alagasco Bank Line Borrowings	Total Short-Term Borrowings
Three Months Ended December 31, 2015
Weighted average borrowings outstanding	$277.5	$69.8	$26.9	$374.2
Weighted average interest rate	0.5%	1.5%	1.2%	0.7%
Range of borrowings outstanding	$237.6 – $301.9	$60.0 – $74.0	$19.0 – $43.0	$330.6 – $402.4
As of December 31, 2015
Borrowings outstanding at end of period	$274.1	$60.0	$43.0	$377.1
Weighted average interest rate	0.7%	1.6%	1.4%	0.9%
Based on average short-term borrowings for the three months ended December 31, 2015, an increase in the average interest rate of 100 basis points would decrease the Company's pre-tax earnings and cash flows by approximately $3.7 on an annual basis, portions of which may be offset through the application of PGA carrying costs.
Long-term Debt and Equity
Laclede Group
At December 31, 2015, including the current portion but excluding unamortized discounts and net hedging gains, Laclede Group had fixed-rate long-term debt totaling $1,603.8 and floating rate debt totaling $250.0, of which $810.0 was issued by Laclede Gas and $250.0 was issued by Alagasco. With the exception of the $250.0 floating rate senior notes issued by Laclede Group in August 2014, the long-term debt issues are fixed-rate and are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities' regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Company's $1,710.0 senior long-term debt, $25.0 has no call options, $710.0 has make-whole call options, $725.0 are callable at par one to six months prior to maturity and $250.0 are callable at par one year prior to maturity. The remainder of the Company's long-term debt is $143.8 of junior subordinated notes associated with its equity units. None of the debt has any put options.
Laclede Group has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 168,698 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 123,547 and 118,229 shares at December 31, 2015 and January 31, 2016, respectively, remaining available for issuance under its Form S-3. Laclede Group also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities, which expires August 6, 2016. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.
Consolidated capitalization at December 31, 2015 consisted of 46.4% of Laclede Group common stock equity and 53.6% of long-term debt, compared to 47.0% of Laclede Group common stock equity and 53.0% of long-term debt at September 30, 2015.
Laclede Gas
Of Laclede Gas' $810.0 in long-term debt, $25.0 has no call option, $435.0 has make-whole call options, and $350.0 are callable at par one to six months prior to maturity. None of the debt has any put options.
Laclede Gas had authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518.0. This authority was scheduled to expire June 30, 2015. On April 15, 2015, Laclede Gas filed with the MoPSC for a new financing authorization, and on June 24, 2015, the MoPSC granted an extension of the current authorization until the pending application is resolved. Laclede Gas issued no securities under this authorization since May 2014 and $369.7 remained available for issuance as of February 2, 2016.
Laclede Gas has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt, and preferred stock, which expires August 6, 2016. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions, as well as future MoPSC authorizations.
Laclede Gas capitalization at December 31, 2015 consisted of 56.7% of common stock equity and 43.3% of long-term debt compared to 56.2% of common stock equity and 43.8% of long-term debt at September 30, 2015.
Alagasco
All of Alagasco's $250.0 long-term debt issues have make-whole call options. None of the debt has any put options.
Alagasco has no standing authority to issue long-term debt and must petition the APSC for each planned issuance. On February 3, 2015, Alagasco received authorization and approval from the APSC to borrow $80.0 for the purpose of refinancing $80.0 of existing debt scheduled to mature on December 1, 2015. Pursuant to this authorization and an earlier authorization for a $35.0 debt issuance, Alagasco entered into a master note purchase agreement on June 5, 2015 with certain institutional purchasers pursuant to which Alagasco committed to issue $115.0 unsecured notes in the private placement market: $35.0 at a rate of 3.21% for 10 years which settled on September 15, 2015, and $80.0 at a rate of 4.31% for 30 years which settled on December 1, 2015. Alagasco used the net proceeds of the private placements to refinance existing indebtedness and for general corporate purchases.
Alagasco's capitalization at December 31, 2015 consisted of 77.6% of common stock equity and 22.4% of long-term debt compared to 83.7% of common stock equity and 16.3% of long-term debt at September 30, 2015.
The Company’s, Laclede Gas' and Alagasco's access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company, Laclede Gas and Alagasco are considered to be investment grade, but are subject to review and change by the rating agencies.
It is management’s view that the Company, Laclede Gas, and Alagasco have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, interest payments of long-term debt, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

CONTRACTUAL OBLIGATIONS
During the three months ended December 31, 2015, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company's, Laclede Gas' and Alagasco's Form 10-K for the period ended September 30, 2015.

MARKET RISK
There were no material changes in the Company's commodity price risk, counterparty credit risk, or interest rate risk as of December 31, 2015 relative to the corresponding information provided as of September 30, 2015 in the Company's Annual Report on Form 10-K. The fair values of related derivative instruments are shown in Note 5, Fair Value Measurements, and information on concentrations of credit risk, including how LER manages these risks, is included in Note 6, Concentrations of Credit Risk, of the Notes to Financial Statements under Item 1. Information about the Company's short-term and long-term debt is included under the heading "Liquidity and Capital Resources" in this Item 2.

ENVIRONMENTAL MATTERS
The Missouri Utilities and Alagasco own and operate natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Laclede Gas' or Alagasco's financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas and Alagasco may be required to incur additional costs. For information relative to environmental matters, see Note 9, Commitments and Contingencies, of the Notes to Financial Statements included in Item 1.

OFF-BALANCE SHEET ARRANGEMENTS
At December 31, 2015, none of Laclede Group or its subsidiary companies had off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of Laclede Group or its subsidiaries expects to engage in any significant off-balance-sheet financing arrangements in the near future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For this discussion, see Part I., Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.

Item 4. Controls and Procedures
Laclede Group
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Laclede Gas
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in Laclede Gas’ internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Laclede Gas’ internal control over financial reporting.
Alagasco
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in Alagasco's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Alagasco's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of environmental matters and legal proceedings, see Note 9, Commitments and Contingencies, of the Notes to Financial Statements in Item 1 of Part 1. For a description of pending regulatory matters, see Note 3, Regulatory Matters.
The registrants are involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcomes of these matters will not have a material effect on any registrant's financial position or results of operations reflected in the financial statements presented herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2015, the only repurchases of Laclede Group's common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases.

Period	Total No. of Shares Purchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans	Maximum No. of Shares that May Yet be Purchased Under the Plans
October 1, 2015 – October 31, 2015	325	$54.58	—	—
November 1, 2015 – November 30, 2015	—	$—	—	—
December 1, 2015 – December 31, 2015	28,758	$57.00	—	—
Total	29,083		—	—
Laclede Gas' outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of December 31, 2015, all of Laclede Gas' retained earnings were free from such restrictions.

Item 6. Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Date:	February 3, 2016	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Laclede Gas Company

Date:	February 3, 2016	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Alabama Gas Corporation

Date:	February 3, 2016	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

31.1	-	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of The Laclede Group, Inc.
31.2	-	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Laclede Gas Company.
31.3	-	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Alabama Gas Corporation.
32.1	-	CEO and CFO Section 1350 Certifications of The Laclede Group, Inc.
32.2	-	CEO and CFO Section 1350 Certifications of Laclede Gas Company.
32.3	-	CEO and CFO Section 1350 Certifications of Alabama Gas Corporation.
101.INS	-	XBRL Instance Document. (1)
101.SCH	-	XBRL Taxonomy Extension Schema. (1)
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase. (1)
101.LAB	-	XBRL Taxonomy Extension Label Linkbase. (1)
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Income and Condensed Statements of Income for the three months ended December 31, 2015 and 2014; (iii) unaudited Consolidated Statements of Comprehensive Income and Statements of Comprehensive Income for the three months ended December 31, 2015 and 2014; (iv) unaudited Condensed Consolidated Balance Sheets and Condensed Balance Sheets at December 31, 2015, September 30, 2014 and December 31, 2014; (v) unaudited Consolidated Statements of Common Shareholders' Equity and Statements of Common Shareholder's Equity for the three months ended December 31, 2015 and 2014; (vi) unaudited Condensed Consolidated Statements of Cash Flows and Condensed Statements of Cash Flows for the three months ended December 31, 2015 and 2014, and (vii) combined Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.