Form 10-Q
period 2016-03-31
SPIRE INC; ALABAMA GAS CORP; LACLEDE GAS CO
filed 2016-05-04
CIK 1126956, 3146, 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number	Registrant, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 Telephone Number 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 700 Market Street St. Louis, MO 63101 Telephone Number 314-342-0500	Missouri	43-0368139
2-38960	Alabama Gas Corporation 2101 6th Avenue North Birmingham, Alabama 35203 Telephone Number 205-326-8100	Alabama	63-0022000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

Spire Inc.            Yes [ X ]        No [ ]
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

Spire Inc.            Yes [ X ]        No [ ]
Laclede Gas Company    Yes [ X ]        No [ ]
Alabama Gas Corporation    Yes [ X ]        No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Spire Inc.	X
Laclede Gas Company			X
Alabama Gas Corporation			X

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.            Yes [ ]        No [ X ]
Laclede Gas Company    Yes [ ]        No [ X ]
Alabama Gas Corporation    Yes [ ]        No [ X ]
The number of shares outstanding of each registrant’s common stock as of April 29, 2016 was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	43,450,458
Laclede Gas Company	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Alabama Gas Corporation	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

Laclede Gas Company and Alabama Gas Corporation meet the conditions set forth in General Instructions H(1)(a) and (b) to Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instructions H(2) to Form 10-Q.

This combined Form 10-Q represents separate filings by Spire Inc., Laclede Gas Company and Alabama Gas Corporation. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants, except that information relating to Laclede Gas Company and Alabama Gas Corporation are also attributed to Spire Inc.

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

Alagasco	Alabama Gas Corporation or Alabama Utility	ISRS	Infrastructure System Replacement Surcharge
Alabama Utility	Alabama Gas Corporation or Alagasco; the utility serving the Alabama region	LER	Laclede Energy Resources, Inc.
AOC	Administrative Order on Consent	MDNR	Missouri Department of Natural Resources
APSC	Alabama Public Service Commission	MGE	Missouri Gas Energy
ASC	Accounting Standards Codification	MGP	Manufactured Gas Plant
ASU	Accounting Standards Update	Missouri Utilities	Laclede Gas Company, including MGE; the utilities serving the Missouri region
Bcf	Billion cubic feet	MMBtu	Million British thermal units
BVCP	Brownfields/Voluntary Cleanup Program	MoPSC	Missouri Public Service Commission or MPSC
CCM	Cost Control Mechanism	NSR	Negative Salvage Rebalancing
CERCLA	Comprehensive Environment Response, Compensation and Liability Act	NYMEX	New York Mercantile Exchange, Inc.
EPA	US Environmental Protection Agency	O&M	Operations and Maintenance
ESR	Enhanced Stability Reserve	OTCBB	Over-the-Counter Bulletin Board
FASB	Financial Accounting Standards Board	PGA	Purchased Gas Adjustment
FERC	Federal Energy Regulatory Commission	PRP	Potential Responsible Party
FOIA	Freedom of Information Act	RSE	Rate Stabilization and Equalization
GAAP	Accounting principles generally accepted in the United States of America	SEC	US Securities and Exchange Commission
Gas Utility	Operating segment including the regulated operations of Laclede Gas Company and Alabama Gas Corporation	US	United States
Gas Marketing	Operating segment including LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities	Utilities	Collective operations of Laclede Gas Company and Alabama Gas Corporation
GSA	Gas Supply Adjustment	VEBA	Voluntary Employees' Beneficiary Association
ICE	Intercontinental Exchange

PART I. FINANCIAL INFORMATION
The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (Spire or the Company), Laclede Gas Company (Laclede Gas or Missouri Utilities) and Alabama Gas Corporation (Alagasco or Alabama Utility) — without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in each registrant's respective Form 10-K for the fiscal year ended September 30, 2015.
The Financial Information in this Part I includes separate financial statements (i.e., balance sheets, statements of income and comprehensive income, statements of common shareholders' equity and statements of cash flows) for Spire, Laclede Gas and Alagasco. The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations are also included and presented herein on a combined basis for Spire, Laclede Gas and Alagasco.

Item 1. Financial Statements

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In Millions, Except Per Share Amounts)	2016	2015	2016	2015
Operating Revenues:
Gas Utility	$611.5	$847.0	$1,010.3	$1,428.4
Gas Marketing and other	(2.2)	30.4	(1.6)	68.6
Total Operating Revenues	609.3	877.4	1,008.7	1,497.0
Operating Expenses:
Gas Utility
Natural and propane gas	261.1	482.8	409.6	787.1
Other operation and maintenance expenses	94.3	103.8	185.9	200.9
Depreciation and amortization	33.8	32.2	67.3	64.2
Taxes, other than income taxes	43.9	55.7	72.1	93.7
Total Gas Utility Operating Expenses	433.1	674.5	734.9	1,145.9
Gas Marketing and other	8.5	45.2	19.1	106.1
Total Operating Expenses	441.6	719.7	754.0	1,252.0
Operating Income	167.7	157.7	254.7	245.0
Other Income	0.8	0.7	2.2	2.1
Interest Charges:
Interest on long-term debt	16.7	16.5	33.6	33.7
Other interest charges	2.6	2.6	4.7	4.6
Total Interest Charges	19.3	19.1	38.3	38.3
Income Before Income Taxes	149.2	139.3	218.6	208.8
Income Tax Expense	48.4	44.9	70.9	67.3
Net Income	$100.8	$94.4	$147.7	$141.5

Weighted Average Number of Common Shares Outstanding:
Basic	43.3	43.1	43.3	43.1
Diluted	43.5	43.2	43.5	43.2
Basic Earnings Per Share of Common Stock	$2.32	$2.18	$3.40	$3.27
Diluted Earnings Per Share of Common Stock	$2.31	$2.18	$3.39	$3.26
Dividends Declared Per Share of Common Stock	$0.49	$0.46	$0.98	$0.92

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In Millions)	2016	2015	2016	2015
Net Income	$100.8	$94.4	$147.7	$141.5
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging losses arising during the period	(0.6)	(0.6)	(1.3)	(6.5)
Reclassification adjustment for losses included in net income	0.5	2.3	1.7	2.2
Net unrealized (losses) gains on cash flow hedging derivative instruments	(0.1)	1.7	0.4	(4.3)
Net defined benefit pension and other postretirement plans	—	0.1	0.1	0.2
Net unrealized gain on available for sale securities	0.1	—	—	—
Other Comprehensive Income (Loss), Before Tax	—	1.8	0.5	(4.1)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	0.6	0.2	(1.6)
Other Comprehensive Income (Loss), Net of Tax	—	1.2	0.3	(2.5)
Comprehensive Income	$100.8	$95.6	$148.0	$139.0

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in Millions, Except Per Share Amounts)	2016	2015	2015
ASSETS
Utility Plant	$4,271.3	$4,234.5	$4,037.8
Less: Accumulated depreciation and amortization	1,286.1	1,307.0	1,213.1
Net Utility Plant	2,985.2	2,927.5	2,824.7
Non-utility Property (net of accumulated depreciation and amortization of $7.8, $7.5 and $7.2 at March 31, 2016, September 30, 2015, and March 31, 2015, respectively)	13.8	13.7	10.5
Goodwill	946.0	946.0	946.0
Other Investments	61.1	59.9	60.8
Total Other Property and Investments	1,020.9	1,019.6	1,017.3
Current Assets:
Cash and cash equivalents	8.7	13.8	46.9
Accounts receivable:
Utility	217.1	138.1	303.8
Other	66.8	86.7	70.1
Allowance for doubtful accounts	(18.9)	(14.2)	(18.6)
Delayed customer billings	10.1	2.6	61.7
Inventories:
Natural gas	97.5	188.6	90.8
Propane gas	12.0	12.0	11.9
Materials and supplies	14.5	14.8	14.3
Natural gas receivable	19.5	17.3	5.9
Derivative instrument assets	7.6	4.6	3.0
Unamortized purchased gas adjustments	8.9	12.9	—
Other regulatory assets	32.4	27.6	27.4
Prepayments and other	27.6	25.3	20.0
Total Current Assets	503.8	530.1	637.2
Deferred Charges:
Regulatory assets	732.6	737.6	632.9
Other	77.3	75.4	68.6
Total Deferred Charges	809.9	813.0	701.5
Total Assets	$5,319.8	$5,290.2	$5,180.7

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	September 30,	March 31,
	2016	2015	2015
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 70.0 million shares authorized; 43.4 million and 43.3 million shares issued and outstanding at March 31, 2016 and for both September 30, 2015 and March 31, 2015, respectively)	$43.4	$43.3	$43.3
Paid-in capital	1,040.3	1,038.1	1,033.3
Retained earnings	599.4	494.2	539.2
Accumulated other comprehensive loss	(1.7)	(2.0)	(4.2)
Total Common Stock Equity	1,681.4	1,573.6	1,611.6
Long-term debt (less current portion)	1,851.6	1,771.5	1,736.3
Total Capitalization	3,533.0	3,345.1	3,347.9
Current Liabilities:
Current portion of long-term debt	—	80.0	80.0
Notes payable	253.6	338.0	247.6
Accounts payable	127.1	146.5	160.1
Advance customer billings	31.7	44.3	8.4
Wages and compensation accrued	26.6	32.7	30.9
Dividends payable	22.1	21.1	20.5
Customer deposits	33.0	32.1	36.2
Interest accrued	14.3	14.3	14.9
Unamortized purchased gas adjustments	4.3	28.2	76.7
Taxes accrued	36.8	51.7	85.2
Regulatory liabilities	33.8	32.4	38.5
Other	35.5	32.5	54.7
Total Current Liabilities	618.8	853.8	853.7
Deferred Credits and Other Liabilities:
Deferred income taxes	564.2	482.1	438.7
Pension and postretirement benefit costs	254.8	253.4	243.9
Asset retirement obligations	162.8	159.2	101.5
Regulatory liabilities	110.7	119.3	114.3
Other	75.5	77.3	80.7
Total Deferred Credits and Other Liabilities	1,168.0	1,091.3	979.1
Commitments and Contingencies (Note 9)
Total Capitalization and Liabilities	$5,319.8	$5,290.2	$5,180.7

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(Dollars In Millions)	Shares	Amount				Total
Balance at September 30, 2014	43,178,405	$43.2	$1,029.4	$437.5	$(1.7)	$1,508.4
Net income	—	—	—	141.5	—	141.5
Dividend reinvestment plan	9,494	—	0.9	—	—	0.9
Stock-based compensation costs	—	—	(0.4)	—	—	(0.4)
Equity Incentive Plan	125,949	0.1	2.8	—	—	2.9
Tax benefit – stock compensation	—	—	0.6	—	—	0.6
Dividends declared:
Common stock	—	—	—	(39.8)	—	(39.8)
Other comprehensive loss, net of tax	—	—	—	—	(2.5)	(2.5)
Balance at March 31, 2015	43,313,848	$43.3	$1,033.3	$539.2	$(4.2)	$1,611.6

Balance at September 30, 2015	43,335,012	$43.3	$1,038.1	$494.2	$(2.0)	$1,573.6
Net income	—	—	—	147.7	—	147.7
Dividend reinvestment plan	12,704	—	0.7	—	—	0.7
Stock-based compensation costs	—	—	(1.5)	—	—	(1.5)
Equity Incentive Plan	98,269	0.1	3.0	—	—	3.1
Dividends declared:
Common stock	—	—	—	(42.5)	—	(42.5)
Other comprehensive income, net of tax	—	—	—	—	0.3	0.3
Balance at March 31, 2016	43,445,985	$43.4	$1,040.3	$599.4	$(1.7)	$1,681.4

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(In Millions)	2016	2015
Operating Activities:
Net Income	$147.7	$141.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	67.6	64.7
Deferred income taxes and investment tax credits	71.0	29.0
Changes in assets and liabilities:
Accounts receivable	(53.5)	(139.4)
Unamortized purchased gas adjustments	(20.0)	108.2
Deferred purchased gas costs	9.0	(14.3)
Accounts payable	(15.4)	(12.1)
Delayed/advance customer billings – net	(20.1)	(74.7)
Taxes accrued	(14.7)	21.5
Inventories	91.4	153.1
Other assets and liabilities	(19.6)	(2.1)
Other	(0.4)	4.5
Net cash provided by operating activities	243.0	279.9
Investing Activities:
Capital expenditures	(121.8)	(129.5)
Payments for final reconciliation of acquisitions	—	(8.6)
Other	(0.7)	(0.4)
Net cash used in investing activities	(122.5)	(138.5)
Financing Activities:
Issuance of long-term debt	80.0	—
Repayment of long-term debt	(80.0)	(34.7)
Repayment of short-term debt	(84.4)	(39.6)
Issuance of common stock	2.1	2.8
Employee's taxes paid associated with restricted shares withheld upon vesting	(1.7)	(1.6)
Dividends paid	(41.6)	(39.2)
Other	—	1.7
Net cash used in financing activities	(125.6)	(110.6)
Net (Decrease) Increase in Cash and Cash Equivalents	(5.1)	30.8
Cash and Cash Equivalents at Beginning of Period	13.8	16.1
Cash and Cash Equivalents at End of Period	$8.7	$46.9

Supplemental disclosure of cash (paid) refunded for:
Interest	$(36.2)	$(36.1)
Income taxes	$(0.2)	0.3

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In Millions)	2016	2015	2016	2015
Operating Revenues:
Utility	$446.7	$615.7	$763.9	$1,078.1
Total Operating Revenues	446.7	615.7	763.9	1,078.1
Operating Expenses:
Utility
Natural and propane gas	242.8	402.7	392.6	686.1
Other operation and maintenance expenses	61.5	69.6	120.3	134.4
Depreciation and amortization	21.9	20.5	43.7	40.7
Taxes, other than income taxes	33.5	42.3	55.2	71.5
Total Utility Operating Expenses	359.7	535.1	611.8	932.7
Operating Income	87.0	80.6	152.1	145.4
Other Income	0.4	0.4	1.2	1.3
Interest Charges:
Interest on long-term debt	8.2	8.3	16.6	16.6
Other interest charges	1.3	1.2	2.2	2.2
Total Interest Charges	9.5	9.5	18.8	18.8
Income Before Income Taxes	77.9	71.5	134.5	127.9
Income Tax Expense	23.6	21.6	40.8	39.0
Net Income	$54.3	$49.9	$93.7	$88.9

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In Millions)	2016	2015	2016	2015
Net Income	$54.3	$49.9	$93.7	$88.9
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging (gains) losses arising during the period	(0.1)	0.1	(0.2)	(1.3)
Reclassification adjustment for losses included in net income	0.1	0.3	0.4	0.4
Net unrealized gains (losses) on cash flow hedging derivative instruments	—	0.4	0.2	(0.9)
Net defined benefit pension and other postretirement plans	—	—	0.1	0.1
Net unrealized gains on available for sale securities	0.1	—	—	—
Other Comprehensive Income (Loss), Before Tax	0.1	0.4	0.3	(0.8)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	0.1	0.1	(0.3)
Other Comprehensive Income (Loss), Net of Tax	0.1	0.3	0.2	(0.5)
Comprehensive Income	$54.4	$50.2	$93.9	$88.4

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in Millions, Except Shares and Per Share Amounts)	2016	2015	2015
ASSETS
Utility Plant	$2,612.5	$2,579.1	$2,479.8
Less: Accumulated depreciation and amortization	580.7	590.0	566.2
Net Utility Plant	2,031.8	1,989.1	1,913.6
Goodwill	210.2	210.2	210.2
Other Property and Investments	56.2	55.3	56.5
Total Other Property and Investments	266.4	265.5	266.7
Current Assets:
Cash and cash equivalents	3.8	1.7	9.3
Accounts receivable:
Utility	159.8	103.4	224.1
Other	17.0	25.2	19.4
Allowance for doubtful accounts	(14.7)	(10.0)	(14.0)
Receivables from associated companies	1.2	2.5	2.3
Delayed customer billings	10.1	2.6	61.7
Inventories:
Natural gas	60.1	138.2	60.8
Propane gas	12.0	12.0	12.0
Materials and supplies	8.9	9.3	9.2
Unamortized purchased gas adjustments	3.9	12.9	—
Other regulatory assets	23.7	16.2	17.4
Prepayments and other	15.3	12.5	16.2
Total Current Assets	301.1	326.5	418.4
Deferred Charges:
Regulatory assets	563.8	573.6	545.3
Other	10.3	12.8	11.9
Total Deferred Charges	574.1	586.4	557.2
Total Assets	$3,173.4	$3,167.5	$3,155.9

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	September 30,	March 31,
	2016	2015	2015
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50,000 authorized; 24,577 shares issued and outstanding)	$750.0	$748.3	$746.3
Retained earnings	342.4	291.2	314.7
Accumulated other comprehensive loss	(1.5)	(1.7)	(2.4)
Total Common Stock Equity	1,090.9	1,037.8	1,058.6
Long-term debt	808.2	808.1	808.0
Total Capitalization	1,899.1	1,845.9	1,866.6
Current Liabilities:
Notes payable	169.6	233.0	142.6
Notes payable – associated companies	—	—	10.4
Accounts payable	51.0	61.5	77.3
Accounts payable – associated companies	1.9	5.5	5.7
Advance customer billings	16.1	25.2	—
Wages and compensation accrued	21.0	26.8	26.9
Dividends payable	21.3	19.9	19.9
Customer deposits	12.9	13.0	15.2
Interest accrued	7.6	7.6	8.1
Taxes accrued	19.1	25.4	79.2
Unamortized purchased gas adjustments	4.3	—	39.1
Regulatory liabilities	1.3	0.6	—
Other	16.2	18.5	36.3
Total Current Liabilities	342.3	437.0	460.7
Deferred Credits and Other Liabilities:
Deferred income taxes	538.0	485.2	424.3
Pension and postretirement benefit costs	200.8	207.8	212.4
Asset retirement obligations	74.1	72.4	72.9
Regulatory liabilities	69.3	70.6	71.7
Other	49.8	48.6	47.3
Total Deferred Credits and Other Liabilities	932.0	884.6	828.6
Commitments and Contingencies (Note 9)
Total Capitalization and Liabilities	$3,173.4	$3,167.5	$3,155.9

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)	Shares	Amount				Total
Balance at September 30, 2014	24,577	$0.1	$744.0	$265.6	$(1.9)	$1,007.8
Net income	—	—	—	88.9	—	88.9
Stock-based compensation costs	—	—	1.7	—	—	1.7
Tax benefit – stock compensation	—	—	0.5	—	—	0.5
Dividends declared:
Common stock	—	—	—	(39.8)	—	(39.8)
Other comprehensive loss, net of tax	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2015	24,577	$0.1	$746.2	$314.7	$(2.4)	$1,058.6

Balance at September 30, 2015	24,577	$0.1	$748.2	$291.2	$(1.7)	$1,037.8
Net income	—	—	—	93.7	—	93.7
Stock-based compensation costs	—	—	1.7	—	—	1.7
Dividends declared:
Common stock	—	—	—	(42.5)	—	(42.5)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at March 31, 2016	24,577	$0.1	$749.9	$342.4	$(1.5)	$1,090.9

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(In Millions)	2016	2015
Operating Activities:
Net Income	$93.7	$88.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.7	40.7
Deferred income taxes and investment tax credits	40.8	(6.7)
Changes in assets and liabilities:
Accounts receivable	(42.2)	(100.9)
Unamortized purchased gas adjustments	13.2	93.0
Deferred purchased gas costs	9.0	(14.3)
Accounts payable	(9.3)	11.4
Delayed / advance customer billings – net	(16.6)	(66.4)
Taxes accrued	(6.3)	35.4
Inventories	78.5	128.7
Other assets and liabilities	(12.7)	12.8
Other	0.2	0.6
Net cash provided by operating activities	192.0	223.2
Investing Activities:
Capital expenditures	(85.6)	(93.4)
Other	0.3	—
Net cash used in investing activities	(85.3)	(93.4)
Financing Activities:
Repayment of short-term debt	(63.4)	(96.1)
Borrowings from Spire	—	16.8
Repayment of borrowings from Spire	—	(6.4)
Dividends paid to Spire	(41.2)	(38.9)
Other	—	0.4
Net cash used in financing activities	(104.6)	(124.2)
Net Increase in Cash and Cash Equivalents	2.1	5.6
Cash and Cash Equivalents at Beginning of Period	1.7	3.7
Cash and Cash Equivalents at End of Period	$3.8	$9.3

Supplemental disclosure of cash (paid) refunded for:
Interest	$(18.6)	$(18.4)
Income taxes	—	0.6

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In Millions)	2016	2015	2016	2015
Operating Revenues:
Utility	$166.0	$233.3	$248.3	$353.3
Total Operating Revenues	166.0	233.3	248.3	353.3
Operating Expenses:
Utility
Natural gas	30.2	96.4	42.3	142.8
Operation and maintenance	33.1	34.4	66.2	67.0
Depreciation and amortization	11.9	11.7	23.6	23.5
Taxes, other than income taxes	10.4	13.4	16.9	22.2
Total Operating Expenses	85.6	155.9	149.0	255.5
Operating Income	80.4	77.4	99.3	97.8
Other Income	0.5	0.6	1.0	1.0
Interest Charges:
Interest on long-term debt	2.7	2.8	5.7	6.0
Other interest charges	0.8	0.7	1.3	1.3
Total Interest Charges	3.5	3.5	7.0	7.3
Income Before Income Taxes	77.4	74.5	93.3	91.5
Income Tax Expense	29.3	28.2	35.3	34.6
Net Income	$48.1	$46.3	$58.0	$56.9

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in Millions, Except Per Share Amounts)	2016	2015	2015
ASSETS
Utility Plant	$1,658.8	$1,655.4	$1,558.0
Less: Accumulated depreciation and amortization	705.4	717.0	646.9
Net Utility Plant	953.4	938.4	911.1
Current Assets:
Cash and cash equivalents	2.3	7.2	35.4
Accounts receivable:
Utility	57.3	34.7	79.6
Other	5.2	5.2	5.2
Allowance for doubtful accounts	(4.2)	(4.2)	(4.6)
Inventories:
Natural gas	30.3	40.4	27.6
Materials and supplies	5.5	5.4	4.9
Unamortized purchased gas adjustments	5.0	—	—
Other regulatory assets	8.7	11.4	10.0
Prepayments and other	8.1	10.8	3.3
Total Current Assets	118.2	110.9	161.4
Deferred Charges:
Regulatory assets	168.1	163.6	87.6
Deferred income taxes	214.7	248.4	249.1
Other	59.3	57.7	50.4
Total Deferred Charges	442.1	469.7	387.1
Total Assets	$1,513.7	$1,519.0	$1,459.6

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	September 30,	March 31,
	2016	2015	2015
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	451.9	480.9	506.3
Retained earnings	436.2	393.7	402.6
Total Common Stock Equity	888.1	874.6	908.9
Long-term debt	250.0	170.0	135.0
Total Capitalization	1,138.1	1,044.6	1,043.9
Current Liabilities:
Current portion of long-term debt	—	80.0	80.0
Notes payable	41.0	31.0	25.0
Accounts payable	28.6	21.8	37.9
Accounts payable – associated companies	0.4	0.2	1.2
Advance customer billings	15.6	19.1	8.4
Wages and compensation accrued	5.6	5.8	4.0
Customer deposits	20.1	19.1	21.0
Interest accrued	3.4	3.5	3.6
Taxes accrued	17.8	26.0	23.0
Unamortized purchased gas adjustments	—	28.2	37.6
Regulatory liabilities	32.5	31.8	37.9
Other	4.7	5.4	11.1
Total Current Liabilities	169.7	271.9	290.7
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	54.0	45.6	31.5
Asset retirement obligations	88.5	86.6	28.4
Regulatory liabilities	41.4	48.7	42.8
Other	22.0	21.6	22.3
Total Deferred Credits and Other Liabilities	205.9	202.5	125.0
Commitments and Contingencies (Note 9)
Total Capitalization and Liabilities	$1,513.7	$1,519.0	$1,459.6

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings
(Dollars in Millions)	Shares	Amount			Total
Balance at September 30, 2014	1,972,052	$—	$503.9	$345.7	$849.6
Net income	—	—	—	56.9	56.9
Purchase accounting adjustments	—	—	2.4	—	2.4
Balance at March 31, 2015	1,972,052	$—	$506.3	$402.6	$908.9

Balance at September 30, 2015	1,972,052	$—	$480.9	$393.7	$874.6
Net income	—	—	—	58.0	58.0
Return of capital to Spire	—	—	(29.0)	—	(29.0)
Dividends declared	—	—	—	(15.5)	(15.5)
Balance at March 31, 2016	1,972,052	$—	$451.9	$436.2	$888.1

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(In Millions)	2016	2015
Operating Activities:
Net Income	$58.0	$56.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.6	23.5
Deferred income taxes and investment tax credits	35.3	34.6
Changes in assets and liabilities:
Accounts receivable	(21.7)	(44.0)
Unamortized purchased gas adjustments	(33.2)	15.2
Accounts payable	6.2	4.2
Advance customer billings - net	(3.5)	(8.3)
Taxes accrued	(8.2)	(7.0)
Inventories	10.0	20.5
Other assets and liabilities	0.3	(7.0)
Other	(0.4)	0.6
Net cash provided by operating activities	66.4	89.2
Investing Activities:
Capital expenditures	(35.8)	(34.2)
Other	(1.2)	(0.2)
Net cash used in investing activities	(37.0)	(34.4)
Financing Activities:
Issuance of long-term debt	80.0	—
Redemption and maturity of long-term debt	(80.0)	(34.7)
Issuance of short-term debt	10.0	9.0
Borrowings from Spire	0.2	0.8
Return of capital to Spire	(29.0)	—
Dividends paid to Spire	(15.5)	—
Other	—	(0.1)
Net cash used in financing activities	(34.3)	(25.0)
Net (Decrease) Increase in Cash and Cash Equivalents	(4.9)	29.8
Cash and Cash Equivalents at Beginning of Period	7.2	5.6
Cash and Cash Equivalents at End of Period	$2.3	$35.4

Supplemental disclosure of cash (paid) refunded for:
Interest	$(6.4)	$(6.7)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE INC., LACLEDE GAS COMPANY AND ALABAMA GAS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – These notes are an integral part of the accompanying unaudited financial statements of Spire Inc. (Spire or the Company) Laclede Gas Company (Laclede Gas or the Missouri Utilities) and Alabama Gas Corporation (Alagasco or the Alabama Utility). Spire was formerly known as The Laclede Group, Inc., which changed its name to Spire Inc. effective April 28, 2016. Laclede Gas, which includes the operations of Missouri Gas Energy (MGE), and Alagasco are wholly owned subsidiaries of the Company. Collectively, Laclede Gas and Alagasco are referred to as the Utilities. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Spire's, Laclede Gas' and Alagasco's Annual Reports on Form 10-K for the fiscal year ended September 30, 2015.
The consolidated financial position, results of operations, and cash flows of Spire are primarily derived from the financial position, results of operations, and cash flows of the Utilities. In compliance with GAAP, transactions between the Utilities and their affiliates, as well as intercompany balances on the Utilities' balance sheets, have not been eliminated from the Utilities' financial statements.
Certain amounts in the prior period have been adjusted to conform with the current period presentation for Spire, Laclede Gas and Alagasco. The Company considered the impact of the adjustments on prior period results and determined that the amounts were not material to those periods.
NATURE OF OPERATIONS – Spire, headquartered in St. Louis, Missouri, is a public utility holding company. It has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment is comprised of the regulated natural gas distribution operations of the Missouri Utilities and the Alabama Utility which serve St. Louis and eastern Missouri, Kansas City and western Missouri, and central and northern Alabama. Spire’s primary non-utility business, Laclede Energy Resources, Inc. (LER), included in the Gas Marketing segment, provides non-regulated natural gas services. The activities of other subsidiaries are described in Note 8, Information by Operating Segment, and are reported as Other. The Company's earnings are primarily derived from its Gas Utility segment. Due to the seasonal nature of the Utilities, earnings are typically concentrated during the heating season of November through April each fiscal year. As a result, the interim statements of income for Spire, Laclede Gas and Alagasco are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year.
REVENUE RECOGNITION – The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues for Laclede Gas at March 31, 2016, September 30, 2015, and March 31, 2015 were $57.4, $27.6, and $63.5, respectively.
Alagasco records natural gas distribution revenues in accordance with the tariff established by the Alabama Public Service Commission (APSC). The amount of accrued unbilled revenues, which is not recorded as revenue until billed, for Alagasco at March 31, 2016, September 30, 2015, and March 31, 2015 were $14.9, $6.4, and $15.0, respectively.
Spire's other subsidiaries, including LER, record revenues when earned, either when the product is delivered or when services are performed.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Spire	$32.3	$44.7	$50.2	$72.4
Laclede Gas	24.7	33.9	38.6	55.8
Alagasco	7.6	10.8	11.6	16.6
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
TRANSACTIONS WITH AFFILIATES – Transactions between affiliates of the Company have been eliminated from the consolidated financial statements of Spire. Other than normal intercompany shared services transactions, there were no intercompany transactions between Alagasco and affiliates during the six months ended March 31, 2016 and March 31, 2015. Laclede Gas had the following transactions with affiliates:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Sales of natural gas from Laclede Gas to LER	$1.0	$1.9	$1.7	$2.9
Sales of natural gas from LER to Laclede Gas	11.6	16.0	24.8	41.3
Transportation services provided by Laclede Pipeline Company to Laclede Gas	0.2	0.2	0.5	0.5
Insurance services provided by Laclede Insurance Risk Services, Inc. to Laclede Gas	0.3	0.3	0.5	0.5
UTILITY PLANT – Laclede Gas had accrued capital expenditures of $5.3, $9.6, and $4.2 as of March 31, 2016, September 30, 2015, and March 31, 2015, respectively. Alagasco had accrued capital expenditures of $3.7, $3.1, and $4.7 as of March 31, 2016, September 30, 2015, and March 31, 2015, respectively. Accrued capital expenditures are excluded from the capital expenditures shown in the statements of cash flows.
FINANCE RECEIVABLES – Alagasco finances third-party contractor sales of merchandise including gas furnaces and appliances. The Company’s finance receivables totaled approximately $11.1, $11.2, and $10.7 as of March 31, 2016, September 30, 2015, and March 31, 2015, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Alagasco's finance receivables that were at least 90 days past due totaled $0.4, $0.4, and $0.3 as of March 31, 2016, September 30, 2015, and March 31, 2015, respectively. Alagasco recorded an allowance for credit losses of $0.4, $0.4, and $0.3 as of March 31, 2016, September 30, 2015, and March 31, 2015, respectively.

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
In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. This standard provides guidance for the subsequent measurement of inventory and requires that inventory that is measured using average cost be measured at the lower of cost and net realizable value. The Company, Laclede Gas and Alagasco are currently evaluating the impact of the adoption of this new standard, which must be adopted by the first quarter of fiscal year 2018.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which provides revised guidance concerning certain matters involving the recognition, measurement, and disclosure of financial instruments. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company, Laclede Gas and Alagasco are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal year 2019.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize a right-of-use asset and lease liability for almost all lease contracts based on the present value of lease payments. There is an exemption for short-term leases. The ASU provides new guidelines for identifying and classifying a lease, and classification affects the pattern and income statement line item for the related expense. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company, Laclede Gas and Alagasco are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal year 2020.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company, Laclede Gas and Alagasco are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal year 2018.

2. EARNINGS PER COMMON SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Basic EPS:
Net Income	$100.8	$94.4	$147.7	$141.5
Less: Income allocated to participating securities	0.3	0.3	0.5	0.5
Net Income Available to Common Shareholders	$100.5	$94.1	$147.2	$141.0
Weighted Average Shares Outstanding (in millions)	43.3	43.1	43.3	43.1
Basic Earnings Per Share of Common Stock	$2.32	$2.18	$3.40	$3.27

Diluted EPS:
Net Income	$100.8	$94.4	$147.7	$141.5
Less: Income allocated to participating securities	0.3	0.3	0.5	0.5
Net Income Available to Common Shareholders	$100.5	$94.1	$147.2	$141.0
Weighted Average Shares Outstanding (in millions)	43.3	43.1	43.3	43.1
Dilutive Effect of Stock Options, Restricted Stock and Restricted Stock Units (in millions)	0.2	0.1	0.2	0.1
Weighted Average Diluted Shares (in millions)	43.5	43.2	43.5	43.2
Diluted Earnings Per Share of Common Stock	$2.31	$2.18	$3.39	$3.26

Outstanding Shares (in millions) Excluded from the Calculation of Diluted EPS Attributable to:
Restricted stock and stock units subject to performance and/or market conditions	0.4	0.4	0.4	0.4
Spire's 2014 2.0% Series Equity Units issued in June 2014 were anti-dilutive for the three months ended March 31, 2016 and 2015; accordingly, they were excluded from the calculation of weighted average diluted shares for those periods.

3. REGULATORY MATTERS
As explained in Note 1, Summary of Significant Accounting Policies, Laclede Gas and Alagasco account for regulated operations in accordance with FASB ASC Topic 980, "Regulated Operations." The following regulatory assets and regulatory liabilities, including purchased gas adjustments, were reflected in the balance sheets of the Company and the Utilities as of March 31, 2016, September 30, 2015 and March 31, 2015.

	March 31,	September 30,	March 31,
Spire	2016	2015	2015
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$26.9	$22.0	$21.4
Unamortized purchased gas adjustments	8.9	12.9	—
Other	5.5	5.6	6.0
Total Regulatory Assets (current)	41.3	40.5	27.4
Non-current:
Future income taxes due from customers	142.3	134.5	125.6
Pension and postretirement benefit costs	441.0	448.7	420.8
Cost of removal	80.2	78.9	19.1
Purchased gas costs	15.1	24.1	18.6
Energy efficiency	23.7	22.3	20.4
Other	30.3	29.1	28.4
Total Regulatory Assets (non-current)	732.6	737.6	632.9
Total Regulatory Assets	$773.9	$778.1	$660.3

Regulatory Liabilities:
Current:
RSE adjustment	$5.9	$12.2	$9.9
Unbilled service margin	14.9	6.4	15.0
Refundable negative salvage	9.2	10.8	10.8
Unamortized purchased gas adjustments	4.3	28.2	76.7
Other	3.8	3.0	2.8
Total Regulatory Liabilities (current)	38.1	60.6	115.2
Non-current:
Postretirement liabilities	27.8	28.9	25.1
Refundable negative salvage	10.1	16.2	17.0
Accrued cost of removal	58.3	58.7	59.9
Other	14.5	15.5	12.3
Total Regulatory Liabilities (non-current)	110.7	119.3	114.3
Total Regulatory Liabilities	$148.8	$179.9	$229.5

	March 31,	September 30,	March 31,
Laclede Gas	2016	2015	2015
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$20.2	$15.5	$15.0
Unamortized purchased gas adjustments	3.9	12.9	—
Other	3.5	0.7	2.4
Total Regulatory Assets (current)	27.6	29.1	17.4
Non-current:
Future income taxes due from customers	142.3	134.5	125.6
Pension and postretirement benefit costs	357.1	368.0	357.9
Purchased gas costs	15.1	24.1	18.6
Energy efficiency	23.7	22.3	20.4
Other	25.6	24.7	22.8
Total Regulatory Assets (non-current)	563.8	573.6	545.3
Total Regulatory Assets	$591.4	$602.7	$562.7

Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$4.3	$—	$39.1
Other	1.3	0.6	0.6
Total Regulatory Liabilities (current)	5.6	0.6	39.7
Non-current:
Accrued cost of removal	58.3	58.7	59.9
Other	11.0	11.9	11.8
Total Regulatory Liabilities (non-current)	69.3	70.6	71.7
Total Regulatory Liabilities	$74.9	$71.2	$111.4

	March 31,	September 30,	March 31,
Alagasco	2016	2015	2015
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$6.7	$6.5	$6.4
Unamortized purchased gas adjustments	5.0	—	—
Other	2.0	4.9	3.6
Total Regulatory Assets (current)	13.7	11.4	10.0
Non-current:
Pension and postretirement benefit costs	83.9	80.7	62.9
Cost of removal	80.2	78.9	19.1
Other	4.0	4.0	5.6
Total Regulatory Assets (non-current)	168.1	163.6	87.6
Total Regulatory Assets	$181.8	$175.0	$97.6

Regulatory Liabilities:
Current:
RSE adjustment	$5.9	$12.2	$9.9
Unbilled service margin	14.9	6.4	15.0
Refundable negative salvage	9.2	10.8	10.8
Unamortized purchased gas adjustments	—	28.2	37.6
Other	2.5	2.4	2.2
Total Regulatory Liabilities (current)	32.5	60.0	75.5
Non-current:
Postretirement liabilities	27.8	28.9	25.1
Refundable negative salvage	10.1	16.2	17.0
Other	3.5	3.6	0.7
Total Regulatory Liabilities (non-current)	41.4	48.7	42.8
Total Regulatory Liabilities	$73.9	$108.7	$118.3
A portion of the Company's and Laclede Gas' regulatory assets are not earning a return, as shown in the schedule below:

	Spire			Laclede Gas
	March 31,	September 30,	March 31,	March 31,	September 30,	March 31,
($ Millions)	2016	2015	2015	2016	2015	2015
Regulatory Assets Not Earning a Return:
Future income taxes due from customers	$142.3	$134.5	$125.6	$142.3	$134.5	$125.6
Pension and postretirement benefit costs	211.5	223.7	232.3	211.5	223.7	232.3
Other	13.6	14.2	15.2	13.6	14.2	15.2
Total Regulatory Assets Not Earning a Return	$367.4	$372.4	$373.1	$367.4	$372.4	$373.1
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
Spire
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for the Company are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2016
Cash and cash equivalents	$8.7	$8.7	$8.7	$—	$—
Short-term debt	253.6	253.6	—	253.6	—
Long-term debt	1,851.6	1,960.4	—	1,960.4	—

As of September 30, 2015
Cash and cash equivalents	$13.8	$13.8	$13.8	$—	$—
Short-term debt	338.0	338.0	—	338.0	—
Long-term debt, including current portion	1,851.5	1,944.2	—	1,944.2	—

As of March 31, 2015
Cash and cash equivalents	$46.9	$46.9	$46.9	$—	$—
Short-term debt	247.6	247.6	—	247.6	—
Long-term debt, including current portion	1,816.3	1,971.0	—	1,971.0	—
Laclede Gas
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Laclede Gas are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2016
Cash and cash equivalents	$3.8	$3.8	$3.8	$—	$—
Short-term debt	169.6	169.6	—	169.6	—
Long-term debt	808.2	885.9	—	885.9	—

As of September 30, 2015
Cash and cash equivalents	$1.7	$1.7	$1.7	$—	$—
Short-term debt	233.0	233.0	—	233.0	—
Long-term debt	808.1	880.2	—	880.2	—

As of March 31, 2015
Cash and cash equivalents	$9.3	$9.3	$9.3	$—	$—
Short-term debt	153.0	153.0	—	153.0	—
Long-term debt	808.0	909.5	—	909.5	—

Alagasco
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Alagasco are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2016
Cash and cash equivalents	$2.3	$2.3	$2.3	$—	$—
Short-term debt	41.0	41.0	—	41.0	—
Long-term debt	250.0	262.7	—	262.7	—

As of September 30, 2015
Cash and cash equivalents	$7.2	$7.2	$7.2	$—	$—
Short-term debt	31.0	31.0	—	31.0	—
Long-term debt, including current portion	250.0	263.2	—	263.2	—

As of March 31, 2015
Cash and cash equivalents	$35.4	$35.4	$35.4	$—	$—
Short-term debt	25.0	25.0	—	25.0	—
Long-term debt, including current portion	215.0	235.1	—	235.1	—

5. FAIR VALUE MEASUREMENTS
The information presented below categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.
The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities. The mutual funds included in Level 2 are valued based on the closing net asset value per unit.
Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using Over-the-Counter Bulletin Board (OTCBB), broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets and derivative instruments with settlement dates more than one year into the future. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of March 31, 2016 and September 30, 2015 consisted of gas commodity contracts. The Company’s and the Utilities' policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
The mutual funds are included in "Other Investments" on the Company's balance sheets and in "Other Property and Investments" on Laclede Gas' balance sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the balance sheets when a legally enforceable netting agreement exists between the Company, Laclede Gas, or Alagasco and the counterparty to a derivative contract.

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2016
ASSETS
Gas Utility
U. S. stock/bond mutual funds	$16.2	$4.0	$—	$—	$20.2
Gasoline and heating oil contracts	0.1	—	—	—	0.1
Subtotal	16.3	4.0	—	—	20.3
Gas Marketing
NYMEX/ICE natural gas contracts	2.0	6.8	—	(5.1)	3.7
Natural gas commodity contracts	—	7.7	0.2	(0.8)	7.1
Total	$18.3	$18.5	$0.2	$(5.9)	$31.1
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$13.5	$—	$—	$(13.5)	$—
OTCBB natural gas contracts	—	6.0	—	—	6.0
NYMEX gasoline and heating oil contracts	0.2	—	—	(0.2)	—
Subtotal	13.7	6.0	—	(13.7)	6.0
Gas Marketing
NYMEX/ICE natural gas contracts	2.1	3.4	—	(5.5)	—
Natural gas commodity contracts	—	3.7	—	(0.8)	2.9
Other
Interest rate swaps	—	1.8	—	—	1.8
Total	$15.8	$14.9	$—	$(20.0)	$10.7

As of September 30, 2015
ASSETS
Gas Utility
U. S. stock/bond mutual funds	$15.5	$4.0	$—	$—	$19.5
NYMEX/ICE natural gas contracts	1.3	—	—	(1.3)	—
Subtotal	16.8	4.0	—	(1.3)	19.5
Gas Marketing
NYMEX/ICE natural gas contracts	6.3	4.3	—	(6.6)	4.0
Natural gas commodity contracts	—	1.5	0.2	(0.5)	1.2
Total	$23.1	$9.8	$0.2	$(8.4)	$24.7
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$16.4	$—	$—	$(16.4)	$—
OTCBB natural gas contracts	—	5.9	—	—	5.9
NYMEX gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Subtotal	16.7	5.9	—	(16.7)	5.9
Gas Marketing
NYMEX/ICE natural gas contracts	1.2	3.9	—	(5.1)	—
Natural gas commodity contracts	—	2.2	—	(0.5)	1.7
Total	$17.9	$12.0	$—	$(22.3)	$7.6

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2015
ASSETS
Gas Utility
U. S. stock/bond mutual funds	$16.4	$3.9	$—	$—	$20.3
NYMEX/ICE natural gas contracts	0.6	—	—	(0.6)	—
Subtotal	17.0	3.9	—	(0.6)	20.3
Gas Marketing
NYMEX/ICE natural gas contracts	3.4	1.7	—	(4.3)	0.8
Natural gas commodity contracts	—	2.7	0.5	(0.5)	2.7
Total	$20.4	$8.3	$0.5	$(5.4)	$23.8
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$14.1	$—	$—	$(14.1)	$—
OTCBB natural gas contracts	—	14.5	—	—	14.5
NYMEX gasoline and heating oil contracts	1.0	—	—	(1.0)	—
Interest rate swaps	—	2.9	—	—	2.9
Subtotal	15.1	17.4	—	(15.1)	17.4
Gas Marketing
NYMEX/ICE natural gas contracts	1.9	3.5	—	(5.4)	—
Natural gas commodity contracts	—	0.8	—	(0.5)	0.3
Total	$17.0	$21.7	$—	$(21.0)	$17.7

Laclede Gas

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2016
ASSETS
U. S. stock/bond mutual funds	$16.2	$4.0	$—	$—	$20.2
Total	$16.2	$4.0	$—	$—	$20.2
LIABILITIES
NYMEX/ICE natural gas contracts	$13.5	$—	$—	$(13.5)	$—
OTCBB natural gas contracts	—	6.0	—	—	6.0
Gasoline and heating oil contracts	0.2	—	—	(0.2)	—
Total	$13.7	$6.0	$—	$(13.7)	$6.0

As of September 30, 2015
ASSETS
U. S. stock/bond mutual funds	$15.5	$4.0	$—	$—	$19.5
NYMEX/ICE natural gas contracts	1.3	—	—	(1.3)	—
Total	$16.8	$4.0	$—	$(1.3)	$19.5
LIABILITIES
NYMEX/ICE natural gas contracts	$16.4	$—	$—	$(16.4)	$—
OTCBB natural gas contracts	—	5.9	—	—	5.9
NYMEX gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$16.7	$5.9	$—	$(16.7)	$5.9

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2015
ASSETS
U. S. stock/bond mutual funds	$16.4	$3.9	$—	$—	$20.3
NYMEX natural gas contracts	0.6	—	—	(0.6)	—
Total	$17.0	$3.9	$—	$(0.6)	$20.3
LIABILITIES
NYMEX/ICE natural gas contracts	$14.1	$—	$—	$(14.1)	$—
OTCBB natural gas contracts	—	14.5	—	—	14.5
Gasoline and heating oil contracts	1.0	—	—	(1.0)	—
Total	$15.1	$14.5	$—	$(15.1)	$14.5
Alagasco
During the second quarter of 2016 Alagasco commenced a gasoline derivative program to stabilize the cost of fuel used in operations. As of March 31, 2016, the fair value of related gasoline contracts was not significant. As of March 31, 2015, Alagasco had interest rate swaps with a fair value of $2.9, designated Level 2 on the fair value hierarchy.

6. CONCENTRATIONS OF CREDIT RISK
Other than in LER (the Gas Marketing segment), Spire has no significant concentrations of credit risk.
A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in LER's accounts receivable attributable to energy producers and their marketing affiliates totaled $9.0 at March 31, 2016. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $5.9. LER's accounts receivable attributable to utility companies and their marketing affiliates comprised $15.1 of total accounts receivable at March 31, 2016, while net receivable amounts from these customers, reflecting netting arrangements, were $13.3.
LER also has concentrations of credit risk with certain individually significant counterparties and with pipeline companies associated with its natural gas receivable amounts. At March 31, 2016, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure) totaled $13.8. Four of these five counterparties are either investment-grade rated or owned by investment-grade rated companies. Net receivable amounts from these five customers on the same date, reflecting netting arrangements, were $10.6.
7. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans
The pension plans of Spire consist of plans for employees at the Missouri Utilities and plans covering employees of Alagasco.
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

Alagasco has non-contributory, defined benefit, trusteed forms of pension plans covering the majority of its employees. Qualified plan assets are comprised of US equities consisting of mutual and commingled funds with varying strategies, global equities consisting of mutual funds, alternative investments of limited partnerships and commingled and mutual funds, and fixed income investments.
The net periodic pension cost included the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Spire
Service cost – benefits earned during the period	$3.8	$4.3	$7.7	$8.6
Interest cost on projected benefit obligation	7.0	7.4	14.1	14.9
Expected return on plan assets	(8.8)	(9.3)	(17.7)	(18.7)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of actuarial loss	2.0	2.0	4.0	3.9
Gain on lump-sum settlements	(2.2)	—	(2.2)	—
Special termination benefits	—	—	1.6	—
Subtotal	1.9	4.5	7.7	8.9
Regulatory adjustment	6.1	4.8	11.1	9.7
Net pension cost	$8.0	$9.3	$18.8	$18.6

Laclede Gas
Service cost – benefits earned during the period	$2.5	$2.9	$5.0	$5.7
Interest cost on projected benefit obligation	5.4	5.9	10.8	11.8
Expected return on plan assets	(6.7)	(7.3)	(13.4)	(14.6)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of actuarial loss	2.0	2.0	4.0	3.9
Special termination benefits	—	—	1.6	—
Subtotal	3.3	3.6	8.2	7.0
Regulatory adjustment	2.3	3.4	5.8	6.8
Net pension cost	$5.6	$7.0	$14.0	$13.8

Alagasco
Service cost – benefits earned during the period	$1.3	$1.4	$2.7	$2.9
Interest cost on projected benefit obligation	1.6	1.5	3.3	3.1
Expected return on plan assets	(2.1)	(2.0)	(4.3)	(4.1)
Gain on lump-sum settlements	(2.2)	—	(2.2)	—
Subtotal	(1.4)	0.9	(0.5)	1.9
Regulatory adjustment	3.8	1.4	5.3	2.9
Net pension cost	$2.4	$2.3	$4.8	$4.8
Pursuant to the provisions of the Missouri Utilities' and Alagasco's pension plans, pension obligations may be satisfied by lump-sum cash payments or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. In the quarter ended March 31, 2016, an Alagasco plan met the criteria for settlement recognition, requiring remeasurement of the obligation under the plan using updated census data and assumptions for discount rate and mortality. The lump sum payments recognized as settlements for the Alagasco remeasurement were $11.8. The lump-sum settlement resulted in a gain of $2.2. In the quarter ended December 31, 2015, the Laclede Gas pension plans provided qualified employees with voluntary early retirement packages that qualified as special termination benefits, resulting in a charge of $1.6.
The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2016 contributions to Laclede Gas' pension plans through March 31, 2016 were $11.0 to the qualified trusts and $0.3 to the non-qualified plans. There were no fiscal 2016 contributions to the Alagasco pension plans through March 31, 2016.

Contributions to the Missouri Utilities' pension plans for the remaining six months of fiscal 2016 are anticipated to be $15.0 to the qualified trusts and $0.2 to the non-qualified plans. There are no expected contributions to Alagasco's pension plans for the remaining six months of fiscal 2016.
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
Net periodic postretirement benefit cost for the Company consisted of the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Spire
Service cost – benefits earned during the period	$2.7	$3.2	$5.5	$6.4
Interest cost on accumulated postretirement benefit obligation	2.5	2.8	5.0	5.6
Expected return on plan assets	(3.4)	(3.3)	(6.8)	(6.6)
Amortization of prior service credit	—	0.2	0.1	0.4
Amortization of actuarial loss	0.9	1.2	1.8	2.5
Special termination benefits	—	—	2.6	—
Subtotal	2.7	4.1	8.2	8.3
Regulatory adjustment	(1.7)	(2.7)	(5.9)	(5.4)
Net postretirement benefit cost	$1.0	$1.4	$2.3	$2.9

Laclede Gas
Service cost – benefits earned during the period	$2.6	$3.1	$5.3	$6.2
Interest cost on accumulated postretirement benefit obligation	2.0	2.2	4.0	4.3
Expected return on plan assets	(2.2)	(2.1)	(4.3)	(4.1)
Amortization of prior service credit	—	0.2	0.1	0.4
Amortization of actuarial loss	0.9	1.2	1.9	2.5
Special termination benefits	—	—	2.6	—
Subtotal	3.3	4.6	9.6	9.3
Regulatory adjustment	(1.2)	(2.3)	(5.0)	(4.6)
Net postretirement benefit cost	$2.1	$2.3	$4.6	$4.7

Alagasco
Service cost – benefits earned during the period	$0.1	$0.1	$0.2	$0.2
Interest cost on accumulated postretirement benefit obligation	0.5	0.6	1.0	1.3
Expected return on plan assets	(1.2)	(1.2)	(2.5)	(2.5)
Amortization of prior service credit	—	—	—	—
Amortization of actuarial gain	—	—	(0.1)	—
Subtotal	(0.6)	(0.5)	(1.4)	(1.0)
Regulatory adjustment	(0.5)	(0.4)	(0.9)	(0.8)
Net postretirement benefit income	$(1.1)	$(0.9)	$(2.3)	$(1.8)
Missouri and Alabama state law provides for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. The Utilities have established Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi Trusts as external funding mechanisms. The assets of the VEBA and Rabbi Trusts consist primarily of money market securities and mutual funds invested in stocks and bonds. During the quarter ended December 31, 2015, the Laclede Gas post-retirement plan offered qualified employees voluntary enhanced early retirement packages that resulted in a special termination benefits charge of $2.6.

The Utilities' funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There were $7.2 in fiscal year 2016 contributions to the postretirement plans through March 31, 2016 for the Missouri Utilities. Contributions to the postretirement plans for the remaining six months of fiscal year 2016 are anticipated to be $7.1 to the qualified trusts and $0.3 paid directly to participants from the Missouri Utilities' funds. For Alagasco, there were no contributions to the postretirement plans during the first six months of fiscal year 2016, and there are none expected for the remaining six months.

8. INFORMATION BY OPERATING SEGMENT
The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment is the aggregation of three operating segments: (1) the eastern Missouri service territory of Laclede Gas, (2) the western Missouri service territory of Laclede Gas (MGE), and (3) Alagasco. The Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. Other includes:

•	unallocated corporate items, including certain debt and associated interest costs,

•	Laclede Pipeline Company, a subsidiary of Spire which operates a propane pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction, and

•
Spire’s subsidiaries that are engaged in compression of natural gas, oil production, real estate development, risk management, and financial investments in other enterprises, among other activities. All subsidiaries are wholly owned.

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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2016
Operating Revenues:
Revenues from external customers	$611.5	$(2.6)	$0.4	$—	$609.3
Intersegment revenues	1.2	10.6	0.5	(12.3)	—
Total Operating Revenues	612.7	8.0	0.9	(12.3)	609.3
Operating Expenses:
Gas Utility
Natural and propane gas	273.0	—	—	(11.9)	261.1
Other operation and maintenance	94.6	—	—	(0.3)	94.3
Depreciation and amortization	33.8	—	—	—	33.8
Taxes, other than income taxes	43.9	—	—	—	43.9
Total Gas Utility Operating Expenses	445.3	—	—	(12.2)	433.1
Gas Marketing and Other	—	5.5	3.1	(0.1)	8.5
Total Operating Expenses	445.3	5.5	3.1	(12.3)	441.6
Operating Income (Loss)	$167.4	$2.5	$(2.2)	$—	$167.7
Net Economic Earnings (Loss)	$102.5	$3.0	$(2.0)	$—	$103.5

Three Months Ended March 31, 2015
Operating Revenues:
Revenues from external customers	$847.0	$30.0	$0.4	$—	$877.4
Intersegment revenues	2.0	14.1	0.5	(16.6)	—
Total Operating Revenues	849.0	44.1	0.9	(16.6)	877.4
Operating Expenses:
Gas Utility
Natural and propane gas	499.1	—	—	(16.3)	482.8
Other operation and maintenance	104.0	—	—	(0.2)	103.8
Depreciation and amortization	32.2	—	—	—	32.2
Taxes, other than income taxes	55.7	—	—	—	55.7
Total Gas Utility Operating Expenses	691.0	—	—	(16.5)	674.5
Gas Marketing and Other	—	43.5	1.8	(0.1)	45.2
Total Operating Expenses	691.0	43.5	1.8	(16.6)	719.7
Operating Income (Loss)	$158.0	$0.6	$(0.9)	$—	$157.7
Net Economic Earnings (Loss)	$96.5	$2.1	$(1.0)	$—	$97.6

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2016
Operating Revenues:
Revenues from external customers	$1,010.3	$(2.4)	$0.8	$—	$1,008.7
Intersegment revenues	1.9	23.2	0.9	(26.0)	—
Total Operating Revenues	1,012.2	20.8	1.7	(26.0)	1,008.7
Operating Expenses:
Gas Utility
Natural and propane gas	434.9	—	—	(25.3)	409.6
Other operation and maintenance	186.5	—	—	(0.6)	185.9
Depreciation and amortization	67.3	—	—	—	67.3
Taxes, other than income taxes	72.1	—	—	—	72.1
Total Gas Utility Operating Expenses	760.8	—	—	(25.9)	734.9
Gas Marketing and Other	—	14.5	4.7	(0.1)	19.1
Total Operating Expenses	760.8	14.5	4.7	(26.0)	754.0
Operating Income (Loss)	$251.4	$6.3	$(3.0)	$—	$254.7
Net Economic Earnings (Loss)	$152.5	$2.7	$(6.6)	$—	$148.6

Six Months Ended March 31, 2015
Operating Revenues:
Revenues from external customers	$1,428.4	$67.8	$0.8	$—	$1,497.0
Intersegment revenues	3.0	38.5	1.0	(42.5)	—
Total Operating Revenues	1,431.4	106.3	1.8	(42.5)	1,497.0
Operating Expenses:
Gas Utility
Natural and propane gas	828.9	—	—	(41.8)	787.1
Other operation and maintenance	201.4	—	—	(0.5)	200.9
Depreciation and amortization	64.2	—	—	—	64.2
Taxes, other than income taxes	93.7	—	—	—	93.7
Total Gas Utility Operating Expenses	1,188.2	—	—	(42.3)	1,145.9
Gas Marketing and Other	—	102.1	4.2	(0.2)	106.1
Total Operating Expenses	1,188.2	102.1	4.2	(42.5)	1,252.0
Operating Income (Loss)	$243.2	$4.2	$(2.4)	$—	$245.0
Net Economic Earnings (Loss)	$146.3	$2.5	$(5.5)	$—	$143.3

The Company's total assets by segment were as follows:

	March 31,	September 30,	March 31,
	2016	2015	2015
Total Assets:
Gas Utility	$4,687.1	$4,686.2	$4,615.6
Gas Marketing	156.5	160.6	131.7
Other	1,521.9	1,560.2	1,590.8
Eliminations	(1,045.7)	(1,116.8)	(1,157.4)
Total Assets	$5,319.8	$5,290.2	$5,180.7

The following table reconciles the Company's net economic earnings to the most comparable GAAP measure, net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net Income (GAAP)	$100.8	$94.4	$147.7	$141.5
Unrealized loss (gain) on energy-related derivative contracts	1.8	2.6	(1.2)	(0.4)
Lower of cost or market inventory adjustments	0.2	(1.0)	0.5	0.2
Realized loss (gain) on economic hedges prior to sale of the physical commodity	(0.4)	0.1	(0.4)	0.1
Acquisition, divestiture and restructuring activities	1.1	1.5	2.0	1.9
Net Economic Earnings (Non-GAAP)	$103.5	$97.6	$148.6	$143.3

9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2024, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2016 are estimated at approximately $1,314.6, $514.3, and $367.3 for the Company, Laclede Gas, and Alagasco, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Missouri Utilities recover their costs from customers in accordance with their PGA clause and Alagasco recovers its cost through its GSA rider.
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
Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the state of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, Laclede Gas stated that it would participate in future environmental response activities at the site in conjunction with other potentially responsible parties (PRPs) that are willing to contribute to such efforts in a meaningful and equitable fashion. Accordingly, Laclede Gas entered into a cost sharing agreement for remedial investigation with other PRPs. Pending Missouri Department of Natural Resources approval, which has not occurred as of the date of filing, the remedial investigation of the site will begin.
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
MGE has seven owned MGP sites enrolled in the BVCP, including Joplin MGP #1, St. Joseph MGP #1, Kansas City Coal Gas Station B, Kansas City Station A Railroad area, Kansas City Coal Gas Station A North, Kansas City Coal Gas Station A South, and Independence MGP #2. Source removal has been conducted at all of the owned sites since 2003 with the exception of Joplin, which is in the early stages of site analysis and characterization. Remediation efforts at these sites are at various stages of completion, ranging from groundwater monitoring and sampling following source removal activities to early site characterization in Joplin. As part of its participation in the BVCP, MGE communicates regularly with the Missouri Department of Natural Resources (MDNR) with respect to its remediation efforts and monitoring activities at these sites. On May 11, 2015, the MDNR approved the next phase of investigation at the Kansas City Station A North and Railroad area.
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
Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. To the extent such costs (less any amounts received from insurance proceeds or as contributions from other PRPs), are incurred prior to a rate case, Laclede Gas would request from the MoPSC authority to defer such costs and collect them in the next rate case. Laclede Gas and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial condition or results of operations.
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
Alagasco is in the chain of title of nine former MGP sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. As of March 31, 2016, Alagasco does not foresee a probable or reasonably estimable loss associated with these nine sites. Alagasco and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial conditions or results of operations.
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
On December 17, 2013, an incident occurred at a Housing Authority apartment complex in Birmingham, Alabama that resulted in one fatality, personal injuries and property damage. Alagasco cooperated with the National Transportation Safety Board ("NTSB") which investigated the incident. The NTSB report of findings was issued on March 30, 2016 and no safety recommendations were contained therein. Alagasco has been named as a defendant in several lawsuits arising from the incident, and additional lawsuits and claims may be filed against Alagasco.
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

10. SUBSEQUENT EVENT
On April 26, 2016, the Company announced an agreement with Sempra U.S. Gas & Power, a unit of Sempra Energy, to acquire the parent company of Mobile Gas, serving 85,000 natural gas utility customers in Alabama, and Willmut Gas, with 19,000 customers in Mississippi. Spire is acquiring 100 percent of the outstanding equity of EnergySouth, Inc., the parent of Mobile Gas and Willmut Gas, for $344. All non-utility businesses in EnergySouth will be retained by Sempra. After the inclusion of working capital adjustments and the assumption of $67 in debt, the transaction is expected to result in total cash consideration of $323. Closing on the transaction is expected to occur in 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts)
This section analyzes the financial condition and results of operations of Spire Inc. (Spire or the Company), Laclede Gas Company (Laclede Gas), and Alabama Gas Corporation (Alagasco). Spire was formerly known as The Laclede Group, Inc., which changed its name to Spire Inc. effective April 28, 2016. Laclede Gas and Alagasco are wholly owned subsidiaries of the Company. Collectively, Laclede Gas and Alagasco are referred to as the Utilities. This section includes management’s view of factors that affect the respective business of the Company, Laclede Gas, and Alagasco, explanations of past financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company's, Laclede Gas' and Alagasco's overall financial condition and liquidity.
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

•	Acquisitions may not achieve their intended results, including anticipated cost savings;

•	Legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting:
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

RESULTS OF OPERATIONS
Overview
The Company has two reportable segments: Gas Utility and Gas Marketing. Spire’s earnings are primarily derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. The Gas Utility segment consists of the regulated businesses of Laclede Gas and Alagasco. Due to the seasonal nature of the Utilities' business, earnings of Spire, Laclede Gas and Alagasco are typically concentrated during the heating season of November through April each fiscal year.
Gas Utility – Laclede Gas
Laclede Gas is Missouri’s largest natural gas distribution company and is regulated by the Missouri Public Service Commission (MoPSC). Laclede Gas serves St. Louis and eastern Missouri through Laclede Gas and serves Kansas City and western Missouri through MGE. Laclede Gas delivers natural gas to retail and transportation customers at rates and in accordance with tariffs authorized by the MoPSC. The earnings of Laclede Gas are primarily generated by the sale of heating energy. The rate design for both service territories lessens the impact of weather volatility on Laclede Gas' customers during cold winters and stabilizes its earnings.
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
Gas Marketing
Laclede Energy Resources, Inc. (LER) is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. LER markets natural gas to both on-system utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. LER’s operations and customer base are more subject to fluctuations in market conditions than the Utilities. LER has a contract for 1 Bcf of natural gas storage expiring August 1, 2023 and has contracts for an additional 3.75 Bcf of storage that expire at various times through March 31, 2019.
Other
In addition to the Gas Utility and Gas Marketing segments, the Company's business includes certain other non-utility activities reported as Other. Other includes:

•	unallocated corporate costs, including certain debt and associated interest costs,

•	Laclede Pipeline Company, a subsidiary of Spire which operates a propane pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction, and

•
Spire's subsidiaries that are engaged in compression of natural gas, oil production, real estate development, risk management, and financial investments in other enterprises, among other activities. All subsidiaries are wholly owned.

EARNINGS
Net income reported by Spire, Laclede Gas and Alagasco are determined in accordance with accounting principles generally accepted in the United States of America (GAAP). Management also uses the non-GAAP measures of net economic earnings, net economic earnings per share and operating margin when internally evaluating and reporting results of operations. These non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income.
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
Non-GAAP Measure – Operating Margin
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of operating margin when evaluating results of operations, as shown in the table below. The Utilities pass to their customers (subject to prudence review by, as applicable, the MoPSC or APSC) increases and decreases in the wholesale cost of natural gas in accordance with their PGA clauses (Missouri Utilities) and GSA rider (Alabama Utility). The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in (1) the cost of gas associated with system gas sales volumes and (2) gross receipts tax expense, which is calculated as a percentage of revenues, with the same amounts (excluding immaterial timing differences) included in revenues, have no direct effect on operating income. As these costs are included in revenue and operating expenses and management does not have any control over these amounts for the Utilities, management believes that beginning with operating margin provides a more useful measure. In addition, it is management's belief that separating operating margin from the remaining operating expenses that determine operating income is a more useful approach to assessing the Company's and the Utilities' performance, as management has more ability to influence control over these revenues and expenses.

THREE MONTHS ENDED MARCH 31, 2016
SPIRE
Net Income and Net Economic Earnings
The following tables reconcile the Company's net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Consolidated	Per Diluted Share**
Three Months Ended March 31, 2016
Net Income (Loss) (GAAP)	$102.4	$1.5	$(3.1)	$100.8	$2.31
Unrealized loss on energy-related derivatives*	0.1	1.7	—	1.8	0.04
Lower of cost or market inventory adjustments*	—	0.2	—	0.2	—
Realized gain on economic hedges prior to the sale of the physical commodity*	—	(0.4)	—	(0.4)	(0.01)
Acquisition, divestiture and restructuring activities*	—	—	1.1	1.1	0.03
Net Economic Earnings (Loss) (Non-GAAP)	$102.5	$3.0	$(2.0)	$103.5	$2.37

Three Months Ended March 31, 2015
Net Income (Loss) (GAAP)	$96.2	$0.3	$(2.1)	$94.4	$2.18
Unrealized (gain) loss on energy-related derivatives*	(0.1)	2.7	—	2.6	0.06
Lower of cost or market inventory adjustments*	—	(1.0)	—	(1.0)	(0.02)
Realized loss on economic hedges prior to the sale of the physical commodity*	—	0.1	—	0.1	—
Acquisition, divestiture and restructuring activities*	0.4	—	1.1	1.5	0.03
Net Economic Earnings (Loss) (Non-GAAP)	$96.5	$2.1	$(1.0)	$97.6	$2.25

*	Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.
Consolidated
Spire’s net income was $100.8 for the three months ended March 31, 2016, compared with $94.4 for the three months ended March 31, 2015. Basic and diluted earnings per share for the three months ended March 31, 2016 were $2.32 and $2.31, respectively, compared with basic and diluted earnings per share of $2.18 for the three months ended March 31, 2015. Net income increased $6.4, driven by higher operating income in both the Gas Utility and Gas Marketing segments, as described below. Spire's net economic earnings were $103.5 ($2.37 per diluted share) for the three months ended March 31, 2016, an increase of $5.9 from the $97.6 ($2.25 per diluted share) reported for the same period last year. The increase is primarily attributable to stronger results delivered by the Gas Utility segment, as described below.
Gas Utility
For the three months ended March 31, 2016, Gas Utility net income increased by $6.2, and net economic earnings increased by $6.0, versus the prior-year quarter. Lower bad debt expenses and other operating expenses more than offset higher depreciation expense and income taxes in the current quarter. The changes in operating margin and operating expenses are further described below.
Gas Marketing
The Gas Marketing segment reported net income totaling $1.5 for the three months ended March 31, 2016, $1.2 higher than the prior year, primarily due to natural gas storage results. Net economic earnings for the three months ended March 31, 2016 increased $0.9 compared with the three months ended March 31, 2015, reflecting the impact of excluding changes in fair value measurements that are included in net income, as noted in the discussion of operating revenues below.

Operating Revenues and Operating Expenses
Reconciliations of the Company's operating margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2016
Operating revenues	$612.7	$8.0	$0.9	$(12.3)	$609.3
Natural and propane gas expense	273.0	4.0	—	(12.0)	265.0
Gross receipts tax expense	32.2	0.1	—	—	32.3
Operating margin (non-GAAP)	307.5	3.9	0.9	(0.3)	312.0
Depreciation and amortization	33.8	—	0.1	—	33.9
Other operating expenses	106.3	1.4	3.0	(0.3)	110.4
Operating income (loss) (GAAP)	$167.4	$2.5	$(2.2)	$—	$167.7

Three Months Ended March 31, 2015
Operating revenues	$849.0	$44.1	$0.9	$(16.6)	$877.4
Natural and propane gas expense	499.1	42.0	0.1	(16.3)	524.9
Gross receipts tax expense	44.1	—	—	—	44.1
Operating margin (non-GAAP)	305.8	2.1	0.8	(0.3)	308.4
Depreciation and amortization	32.2	0.1	0.2	—	32.5
Other operating expenses	115.6	1.4	1.5	(0.3)	118.2
Operating income (loss) (GAAP)	$158.0	$0.6	$(0.9)	$—	$157.7
Consolidated
Spire reported operating revenues of $609.3 for the three months ended March 31, 2016 compared with $877.4 for the same period last year, with decreases in both Gas Utility and Gas Marketing, as discussed below. Spire's operating margin increased $3.6 for the three months ended March 31, 2016 compared with the same period last year due primarily to increases in the Gas Utility and Gas Marketing segments, as discussed below. Depreciation and amortization expenses were $33.9 for the three months ended March 31, 2016, compared with $32.5 for the same period last year. Other operating expenses were $110.4 for the three months ended March 31, 2016, compared with $118.2 for the same period last year. The decrease was primarily the result of lower expenses at the Missouri Utilities, as discussed below.
Gas Utility
Operating Revenues – Gas Utility operating revenues for the three months ended March 31, 2016 were $612.7, or $236.3 less than the same period last year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Lower wholesale gas costs passed on to customers	$(142.6)
Lower system sales volumes	(76.8)
Lower off-system sales and capacity release	(12.2)
Lower gross receipts taxes (GRT)	(12.5)
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	3.9
Alagasco – Lower Rate Stabilization and Equalization (RSE) revenue reduction	3.9
Total Variation	$(236.3)
As shown, the decrease was primarily attributable to lower revenues reflecting the decline in natural gas pricing due to overall market conditions and lower volumes due to warmer weather (lower degree days). Gross receipts taxes (GRT) are a function of sales revenue, and therefore also decreased. These decreases were partially offset by higher ISRS charges within the Missouri Utilities and the effect of adjustments under the RSE rate-setting process. Under the RSE, the APSC conducts quarterly reviews of the expected rate of return on average common equity at the end of the year, and reductions in rates can be made quarterly to bring the projected return to within the allowed range. The net reduction recorded in the second quarter of fiscal 2016 was $3.9 smaller than in last year's second quarter.

Operating Margin – Gas Utility operating margin was $307.5 for the three months ended March 31, 2016, a $1.7 increase over the same period last year. The increase was attributable to the following factors:

Variance
Lower system sales volumes	$(16.0)
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	3.9
Alagasco – Lower Rate Stabilization and Equalization (RSE) revenue reduction	3.9
Other variations, including timing of gas cost recoveries	9.9
Total Variation	$1.7
The increase in operating margin was primarily attributable to favorable timing of gas cost recovery at Alagasco, $3.9 higher ISRS charges within the Missouri Utilities for the current quarter, and Alagasco's RSE adjustment that was $3.9 lower than in the prior year. These favorable impacts were partly offset by lower sales volumes resulting from the lower degree days, as described above under Operating Revenues. While lower gas costs and GRT negatively impact revenues, their impact on operating margin is minimal due to the related pass-through mechanisms, including the PGA clause for the Missouri Utilities and the GSA rider for the Alabama Utility.
Operating Expenses – Depreciation and amortization expenses for the three months ended March 31, 2016 increased $1.6 from last year, primarily due to the higher levels of capital expenditures undertaken over the last twelve months. Other operating expenses for the three months ended March 31, 2016 are $9.3 lower than the same period in the prior year, largely due to the impact of warmer weather, especially on bad debt expense and employee-related costs, and, to a lesser extent, to cost efficiencies and the favorable timing of expenses.
Gas Marketing
Operating Revenues – Operating revenues decreased $36.1 versus the prior year period, due primarily to lower general pricing levels and lower basis differentials (price volatility between regions), as well as an increase in the amount of expenses associated with trading activities, partially offset by the effects of higher volumes. Average pricing for the quarter ended March 31, 2016 was approximately $2.130/MMBtu versus approximately $3.177/MMBtu for the quarter ended March 31, 2015.
Operating Margin – Gas Marketing operating margin during the three months ended March 31, 2016 increased $1.8 from the same period last year. The increase in operating margin is primarily due to the net favorable impact of storage services in the current quarter, partially offset by the effects of current market conditions (tighter basis differentials and lower price volatility).
Interest Charges
Consolidated interest charges during the three months ended March 31, 2016 increased by $0.2 from the same period last year. For the three months ended March 31, 2016 and 2015, average short-term borrowings were $345.9 and $377.5, respectively, and the average interest rates on these borrowings were 1.0% and 0.7%, respectively.
Income Taxes
Consolidated income tax expense during the three months ended March 31, 2016 increased $3.5 versus the prior year as a result of the increase in pre-tax book income.

LACLEDE GAS

	Three Months Ended March 31,
	2016	2015
Operating revenues	$446.7	$615.7
Natural and propane gas expense	242.8	402.7
Gross receipts tax expense	24.7	33.3
Operating margin (non-GAAP)	179.2	179.7
Depreciation and amortization	21.9	20.5
Other operating expenses	70.3	78.6
Operating income (GAAP)	$87.0	$80.6
Net Income	$54.3	$49.9
Operating revenues for the three months ended March 31, 2016 decreased $169.0 from the same period last year primarily due to $107.9 in lower wholesale gas costs passed on to customers and $43.6 in lower system sales volumes resulting from the delay in seasonal customer connections and lower degree days due to warmer weather. Operating revenues were also reduced by a $12.2 decline in off-system sales and capacity release and a $9.2 decline in gross receipts taxes, partially offset by a $3.9 increase in ISRS charges. Operating margin for the three months ended March 31, 2016 decreased $0.5 from the same period last year. Other operating expenses for the three months ended March 31, 2016 decreased $8.3 versus the prior year quarter, largely attributable to the warmer weather, including favorable bad debt experience and lower employee-related expenses. Resulting net income for the three months ended March 31, 2016 increased $4.4 from the same period last year.
Temperatures in Laclede Gas’ service areas during the three months ended March 31, 2016 were 18.0% warmer than the same period last year, resulting in lower gas usage and operating revenues on a year-over-year comparative basis, and 15% warmer than normal. The Missouri Utilities' total system therms sold and transported were 758.7 million for the three months ended March 31, 2016, compared with 877.3 million for the same period last year, including a 12.9 million decrease in off-system sales. Total off-system therms sold and transported were 86.9 million for the three months ended March 31, 2016, compared with 99.8 million for the same period last year.
ALAGASCO

	Three Months Ended March 31,
	2016	2015
Operating revenues	$166.0	$233.3
Natural gas expense	30.2	96.4
Gross receipts tax expense	7.5	10.8
Operating margin (non-GAAP)	128.3	126.1
Depreciation and amortization	11.9	11.7
Other operating expenses	36.0	37.0
Operating income (GAAP)	$80.4	$77.4
Net Income	$48.1	$46.3
Operating revenues for the three months ended March 31, 2016 decreased $67.3 from the same period last year. The decrease was driven by $34.7 lower gas prices passed through to customers, the $33.2 effect of reduced customer usage, and $3.3 lower gross receipts taxes. These decreases were partially offset by a $3.9 reduction in RSE adjustments compared to the prior year quarter. Operating margin increased $2.2 as the effect of lower customer usage was more than offset by favorable timing of gas cost recovery and the lower RSE adjustments. Depreciation and amortization expenses for the three months ended March 31, 2016 were comparable to the same period last year. Other operating expenses were $1.0 lower, primarily due to lower employee costs related to lower than planned headcount. Net income during the three months ended March 31, 2016 increased $1.8 from the same period last year, primarily due to the factors discussed above.
Temperatures in Alagasco's service area during the three months ended March 31, 2016 were 27% warmer than the same period last year, and 20% warmer than normal. Alagasco's total system therms sold and transported were 188.6 million for the three months ended March 31, 2016, compared with 216.3 million for the same period last year.

For further information on the GSA and RSE mechanisms, please see Note 1, Summary of Significant Accounting Policies, and Note 15, Regulatory Matters, of Alagasco's Annual Report on Form 10-K for the period ended September 30, 2015.

SIX MONTHS ENDED MARCH 31, 2016
SPIRE
Net Income and Net Economic Earnings
The following tables reconcile the Company's net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share **
Six Months Ended March 31, 2016
Net Income (Loss) (GAAP)	$151.7	$3.8	$(7.8)	$147.7	$3.39
Unrealized gain on energy-related derivatives*	—	(1.2)	—	(1.2)	(0.03)
Lower of cost or market inventory adjustments*	—	0.5	—	0.5	0.01
Realized gain on economic hedges prior to the sale of the physical commodity*	—	(0.4)	—	(0.4)	(0.01)
Acquisition, divestiture and restructuring activities*	0.8	—	1.2	2.0	0.05
Net Economic Earnings (Loss) (Non-GAAP)	$152.5	$2.7	$(6.6)	$148.6	$3.41

Six Months Ended March 31, 2015
Net Income (Loss) (GAAP)	$145.8	$2.5	$(6.8)	$141.5	$3.26
Unrealized gain on energy-related derivatives*	(0.1)	(0.3)	—	(0.4)	(0.01)
Lower of cost or market inventory adjustments*	—	0.2	—	0.2	0.01
Realized loss on economic hedges prior to the sale of the physical commodity*	—	0.1	—	0.1	—
Acquisition, divestiture and restructuring activities*	0.6	—	1.3	1.9	0.05
Net Economic Earnings (Loss) (Non-GAAP)	$146.3	$2.5	$(5.5)	$143.3	$3.31

*	Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.
Consolidated
Spire’s net income was $147.7 for the six months ended March 31, 2016, compared with $141.5 for the six months ended March 31, 2015. Basic and diluted earnings per share for the six months ended March 31, 2016 were $3.40 and $3.39, respectively, compared with basic and diluted earnings per share of $3.27 and $3.26, respectively, for the six months ended March 31, 2015. Net income increased $6.2, driven by higher operating income in both the Gas Utility and Gas Marketing segments, as described below. Similarly, net economic earnings were $148.6 ($3.41 per diluted share) for the six months ended March 31, 2016, up from $143.3 ($3.31 per diluted share) for the same period last year.
Gas Utility
Gas Utility net income and net economic earnings increased by $5.9 and $6.2, respectively, for the six months ended March 31, 2016, compared with the six months ended March 31, 2015. As discussed in more detail below, the increase was primarily due to lower other operating expenses more than offsetting lower operating margin and higher income taxes.

Gas Marketing
The Gas Marketing segment reported GAAP net income totaling $3.8, an increase of $1.3 compared with the same period last year. Net economic earnings for the six months ended March 31, 2016 increased $0.2 compared with the six months ended March 31, 2015. The increases in net income and net economic earnings were primarily attributable to an increase in operating margin, with the impact to net economic earnings relative to GAAP net income being partly offset by less favorable mark-to-market activity in the current year, as discussed below.
Operating Revenues and Operating Expenses
Reconciliations of the Company's operating margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2016
Operating revenues	$1,012.2	$20.8	$1.7	$(26.0)	$1,008.7
Natural and propane gas expense	434.9	11.4	—	(25.4)	420.9
Gross receipts tax expense	49.7	0.1	—	—	49.8
Operating margin (non-GAAP)	527.6	9.3	1.7	(0.6)	538.0
Depreciation and amortization	67.3	—	0.3	—	67.6
Other operating expenses	208.9	3.0	4.4	(0.6)	215.7
Operating income (loss) (GAAP)	$251.4	$6.3	$(3.0)	$—	$254.7

Six Months Ended March 31, 2015
Operating revenues	$1,431.4	$106.3	$1.8	$(42.5)	$1,497.0
Natural and propane gas expense	828.9	99.1	0.2	(42.0)	886.2
Gross receipts tax expense	71.0	0.1	—	—	71.1
Operating margin (non-GAAP)	531.5	7.1	1.6	(0.5)	539.7
Depreciation and amortization	64.2	0.2	0.3	—	64.7
Other operating expenses	224.1	2.7	3.7	(0.5)	230.0
Operating income (loss) (GAAP)	$243.2	$4.2	$(2.4)	$—	$245.0
Consolidated
Spire reported operating revenues of $1,008.7 for the six months ended March 31, 2016 compared with $1,497.0 for the same period last year. Spire's operating margin decreased $1.7 for the six months ended March 31, 2016 compared with the same period last year due to lower Gas Utility operating margin offsetting higher Gas Marketing results, as discussed below. Depreciation and amortization expenses were $67.6 for the six months ended March 31, 2016, compared with $64.7 for the same period last year. Other operating expenses were $215.7 for the six months ended March 31, 2016, compared with $230.0 for the same period last year. The decrease was primarily due to lower operating expenses within the Missouri Utilities, as discussed below.
Gas Utility
Operating Revenues – Gas Utility operating revenues for the six months ended March 31, 2016 were $1,012.2, or $419.2 less than the same period last year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Variance
Lower wholesale gas costs passed on to customers	$(234.5)
Lower system sales volumes	(149.8)
Lower off-system sales and capacity release	(24.5)
Lower gross receipts taxes (GRT)	(22.3)
Alagasco – Lower Rate Stabilization and Equalization (RSE) revenue reduction	6.9
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	6.5
Other variations	(1.5)
Total Variation	$(419.2)

As shown (and as discussed in more detail for the three months ended March 31, 2016 above), the decrease was primarily attributable to the decline in natural gas pricing, lower sales volumes due to warmer weather, and the related decrease in gross receipts taxes. These decreases were partially offset by higher ISRS charges within the Missouri Utilities and lower RSE adjustments at Alagasco.
Operating Margin – Gas Utility operating margin was $527.6 for the six months ended March 31, 2016, a $3.9 decrease over the same period last year. The decrease was attributable to the following factors:

Variance
Lower system sales volumes	$(29.1)
Alagasco – Lower Rate Stabilization and Equalization (RSE) revenue reduction	6.9
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	6.5
Other variations, including timing of gas cost recoveries	11.8
Total Variation	$(3.9)
The decrease was primarily attributable to lower system volumes due to the warmer weather. The favorable impacts of the timing of gas cost recoveries, Alagasco's lower RSE adjustments, and the Missouri Utilities' ISRS charges mitigated the negative volume impact. Since gas costs and GRT are passed through to customers, their impact on operating margin is minimal.
Operating Expenses – Depreciation and amortization expenses for the six months ended March 31, 2016 increased $3.1 from the same period last year due to the increased capital investments over the past year. Other operating expenses for the six months ended March 31, 2016 decreased $15.2 from last year, partially attributable to the warmer weather, with lower employee-related expenses at both the Missouri and Alabama Utilities and lower bad debt expense in the current year.
Gas Marketing
Operating Revenues – Gas Marketing operating revenues during the six months ended March 31, 2016 decreased $85.5 from the same period last year due to lower average pricing in the current year, combined with lower regional basis differentials. Overall commodity pricing in the current year is $1.40/MMBtu below the prior year. The prior year period also included a $1.8 higher benefit from mark-to-market impact on derivatives.
Operating Margin – Gas Marketing operating margin during the six months ended March 31, 2016 increased $2.2 from the same period last year. The increase in operating margin is primarily due to the net favorable impact of storage services in the second quarter of this year, partially offset by the effects of current market conditions (tighter basis differentials and lower price volatility).
Interest Charges
Consolidated interest charges during the six months ended March 31, 2016 are flat from the same period last year. Interest expense reductions from the refinancing of $115.0 in Alagasco long-term debt in September and December of 2015 were offset by higher charges on short-term borrowings. For the six months ended March 31, 2016 and 2015, average short-term borrowings were $360.2 and $358.0, respectively, and the average interest rates on these borrowings were 0.9% and 0.6%, respectively.
Income Taxes
Consolidated income tax expense during the six months ended March 31, 2016 increased $3.6 from the same period last year primarily as a result of higher pre-tax book income.

LACLEDE GAS

	Six Months Ended March 31,
($ Millions)	2016	2015
Operating revenues	$763.9	$1,078.1
Natural and propane gas expense	392.6	686.1
Gross receipts tax expense	38.2	54.4
Operating margin (non-GAAP)	333.1	337.6
Depreciation and amortization	43.7	40.7
Other operating expenses	137.3	151.5
Operating income (GAAP)	$152.1	$145.4
Net Income	$93.7	$88.9
Operating revenues during the six months ended March 31, 2016 decreased $314.2 from the same period last year primarily due to $183.7 lower wholesale gas costs passed on to customers, a $93.9 volume decrease related to the current year warmer weather, $24.5 lower off-system sales and capacity release and lower gross receipts tax collections of $17.2. These impacts were only slightly offset by ISRS charges totaling $6.5. Operating margin decreased $4.5 primarily due to lower volume, offset partly by higher ISRS charges. Other operating expenses during the six months ended March 31, 2016 decreased $14.2 from the same period last year, partly offset by higher depreciation. The decrease in other operating expenses were driven by lower employee-related costs and lower bad debts. Income tax expense in the current year increased $1.8 due to higher pre-tax book income. Net income increased $4.8, primarily due to the factors discussed above.
Temperatures in Laclede Gas’ service areas during the six months ended March 31, 2016 were 22.0% warmer than the same period last year, resulting in lower gas usage and operating revenues on a year-over-year comparative basis, and 20% warmer than normal. The Missouri Utilities' total system therms sold and transported were 1,253.2 million for the six months ended March 31, 2016, compared with 1,495.9 million for the same period last year, including a 10.6 decrease in off-system sales. Total off-system therms sold and transported were 164.5 million for the six months ended March 31, 2016, compared with 175.1 million for the same period last year.
ALAGASCO

	Six Months Ended March 31,
($ Millions)	2016	2015
Operating revenues	$248.3	$353.3
Natural gas expense	42.3	142.8
Gross receipts tax expense	11.5	16.6
Operating margin (non-GAAP)	194.5	193.9
Depreciation and amortization	23.6	23.5
Other operating expenses	71.6	72.6
Operating income (GAAP)	$99.3	$97.8
Net Income	$58.0	$56.9

Operating revenues for the six months ended March 31, 2016 decreased $105.0 from the same period last year. The primary drivers were the impact of lower cycle customer usage of $55.9 due to the warmer weather experienced in the current year, lower natural gas prices passed onto customers of $50.8, lower gross receipts taxes of $5.1, offset partly by RSE adjustments. Operating margin increased $0.6 versus the prior period due to RSE adjustments offsetting the impacts of the lower volume. Other operating expenses for the six months ended March 31, 2016 decreased $1.0 from the same period last year primarily driven by decreases in labor and employee-related expenses. Net income during the six months ended March 31, 2016 increased $1.1 from the same period last year, primarily due to the factors discussed above.
Temperatures in Alagasco's service area during the six months ended March 31, 2016 were 34% warmer than the same period last year, and 24% warmer than normal. Alagasco's total system therms sold and transported were 482.4 million for the six months ended March 31, 2016, compared with 540.0 million for the same period last year.
For further information on the GSA and RSE mechanisms, please see Note 1, Summary of Significant Accounting Policies, and Note 3, Regulatory Matters, of Alagasco's Annual Report on Form 10-K for the year ended September 30, 2015.

REGULATORY AND OTHER MATTERS
Please see the Environmental Matters section for information relative to environmental matters. Spire, Laclede Gas and Alagasco are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcomes of these matters will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company, Laclede Gas or Alagasco.
Laclede Gas
On November 12, 2015, the MoPSC approved an incremental ISRS amount of $4.4 for Laclede Gas' eastern Missouri service territory and $1.9 for MGE, effective December 1, 2015, bringing total annualized ISRS revenue to $19.6 for Laclede Gas' eastern Missouri service territory and $6.7 for MGE's service territory. On January 15, 2016, the Missouri Office of the Public Counsel filed an appeal to Missouri’s Western District Court of Appeals of the Commission’s decision permitting Laclede Gas to update its ISRS applications during the pendency of the case. Laclede Gas believes the Commission’s decision was lawful and reasonable, and intends to vigorously oppose the appeal. On February 1, the Missouri Utilities filed to increase their ISRS revenues related to investments from September 2015 through February 2016. On April 1, 2016, the MoPSC staff filed recommendations that supported an incremental increase of $5.4 for Laclede Gas' eastern Missouri service territory and $3.6 for MGE, with an effective date no earlier than May 23, 2016. On April 11, 2016, the Missouri Office of the Public Counsel filed a motion for evidentiary hearing for issues and arguments the same or similar to the appeal.
On October 28, 2015, Laclede Gas’ eastern Missouri service territory and MGE both filed for PGA reductions that were approved and became effective November 6, 2015, which decreased the average residential customers’ bill by 9% and 5%, respectively. On March 4, 2016, Laclede Gas’ eastern Missouri service territory and MGE both filed for PGA reductions that were approved and became effective March 21, 2016, which decreased the average residential customers’ bill by 3.5% and 3.3%, respectively.
Laclede Gas had authority from the MoPSC to issue long-term debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518.0. This authority was scheduled to expire, so Laclede Gas filed for a new financing authorization in the amount of $550.0. On February 10, 2016, the MoPSC issued an order authorizing Laclede Gas long-term financing authority for $300.0 for financings placed any time before September 30, 2018. Laclede Gas filed an application for rehearing, which was denied on March 9, 2016. On March 31, 2016, Laclede Gas filed an appeal with the Western District Court of Appeals to reconsider the level of authority.
On April 26, 2016, the Office of Public Counsel (OPC) filed a complaint to address whether the gas rates of the Missouri Utilities are just and reasonable. The OPC alleged that the Missouri Utilities were overearning based on an unadjusted return on equity for fiscal 2015. We believe that complaint lacks merit and is flawed in several respects, and we will vigorously defend our position that our rates are just and reasonable.
Alagasco
Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983 (see the 2015 Form 10-K for more detail). Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. The quarterly point of test reductions from rate year 2015 went into effect October 1, 2015 for $4.4 and December 1, 2015 for $12.2. Alagasco filed a $4.6 reduction for rate year 2016, effective December 1, 2015. There was no RSE reduction for the January 31, 2016 quarterly point of test. As of March 31, 2016, Alagasco recorded an estimated $5.5 RSE reduction to operating revenues to bring the expected rate of return on average common equity at the end of the year to within the allowed range of return.
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
On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability set up for Alagasco. Refunds from such will be passed back to eligible customers on a declining basis through rate year 2019 pursuant to the terms of this Negative Salvage Rebalancing (NSR) rider (see the 2015 Form 10-K for more detail). Through March 31, 2016, $7.6 of the customer refund has been returned to customers, and $19.4 is remaining to be refunded to customers.
Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a Temperature Adjustment Rider mechanism, also included in the GSA, which is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings (see the 2015 Form 10-K for more detail). Effective December 1, 2015, adjustments to the GSA will provide customers a refund of approximately $13.0 on an annualized basis. As of March 31, 2016, a $23.9 temperature adjustment has been booked to the GSA account to reflect actual weather that has been 23.8% warmer than normal.
On March 25, 2016, Alagasco filed an application with the APSC for an intercompany revolving credit agreement allowing Alagasco to borrow from Spire in a principal amount not to exceed $200.0 at any time outstanding in combination with its bank line of credit, and to loan to Spire in a principal amount not to exceed $25.0 at any time outstanding. Borrowings may be used for the following purposes: (a) increasing working capital requirements; (b) financing construction requirements related to additions, extensions, and replacements of the distribution systems; and (c) financing other expenditures that may arise from time to time in the normal course of business. The application was approved by APSC order dated April 5, 2016.

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
There were no significant changes to these critical accounting policies during the three months ended March 31, 2016.
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
Spire
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

	Six Months Ended March 31,
Cash Flow Summary	2016	2015
Net cash provided by operating activities	$243.0	$279.9
Net cash used in investing activities	(122.5)	(138.5)
Net cash used in financing activities	(125.6)	(110.6)
Net cash provided by operating activities was $243.0 for the six months ended March 31, 2016, compared with $279.9 for the six months ended March 31, 2015. The change is primarily due to fluctuations in working capital, as mentioned above, largely driven by the relative weather conditions during the periods.
For the six months ended March 31, 2016, net cash used in investing activities was $16.0 lower than the same period in the prior year, primarily as a result of an $8.6 payment last year for the final reconciliation amount associated with the Alagasco acquisition. Capital expenditures, which were slightly lower in the first half of fiscal 2016 than in the first half of fiscal 2015, are expected to total approximately $320 for the year ending September 30, 2016.
For the six months ended March 31, 2016, net cash used in financing activities was $15.0 higher than for the six months ended March 31, 2015. This change primarily reflects an increase in short-term borrowing repayments and an increase in dividends paid.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
None of Spire, Laclede Gas, or Alagasco had any short-term investments as of or in the six months ended March 31, 2016.
Bank deposits were used to support working capital needs of the business.
Short-term Debt
The Utilities' short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At March 31, 2016, Laclede Gas had a syndicated line of credit of $450.0 in place with nine banks that matures on September 3, 2019. The largest portion provided by a single bank under the line is 15.6%. The Laclede Gas line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 47% of total capitalization on March 31, 2016.
On September 2, 2014, Alagasco entered into a $150.0 syndicated line of credit with twelve banks and extinguished the line that was in place prior to its acquisition by Spire. The largest portion provided by a single bank is 10%. The line of credit, which matures on September 2, 2019, has a covenant limiting total debt to 70% of Alagasco's total capital. As defined in the line of credit, total debt was 25% of total capitalization on March 31, 2016.
Short-term cash requirements outside of the Utilities have generally been funded by internally generated funds or borrowings by Spire under its $150.0 syndicated line of credit with nine banks maturing on September 3, 2019, with the largest portion provided by a single bank being 15.6%. The line of credit has a covenant limiting the total consolidated debt of Spire to no more than 70% of its total consolidated capitalization. As defined in the line of credit, this ratio stood at 56% on March 31, 2016.

Spire
Information about Spire's consolidated short-term borrowings (excluding any current portion of long-term debt) during the six months ended March 31, 2016 and as of March 31, 2016, is presented below:

	Spire Bank Line Borrowings	Laclede Gas Short-Term Borrowings	Alagasco Bank Line Borrowings	Total Short-Term Borrowings
Six Months Ended March 31, 2016
Weighted average borrowings outstanding	$62.8	$258.7	$38.7	$360.2
Weighted average interest rate	1.6%	0.6%	1.4%	0.9%
Range of borrowings outstanding	$42.0 – $74.0	$159.2 – $307.2	$19.0 – $61.0	$253.6 – $427.2
As of March 31, 2016
Borrowings outstanding at end of period	$43.0	$169.6	$41.0	$253.6
Weighted average interest rate	1.7%	0.8%	1.5%	1.1%
Based on average short-term borrowings for the six months ended March 31, 2016, an increase in the average interest rate of 100 basis points would decrease the Company's pre-tax earnings and cash flows by approximately $3.6 on an annual basis, portions of which may be offset through the application of PGA carrying costs.
Long-term Debt and Equity
Spire
At March 31, 2016, excluding unamortized discounts and net hedging gains, Spire had fixed-rate long-term debt totaling $1,603.8 and floating rate debt totaling $250.0, of which $810.0 was issued by Laclede Gas and $250.0 was issued by Alagasco. With the exception of the $250.0 floating rate senior notes issued by Spire in August 2014, the long-term debt issues are fixed-rate and are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities' regulated operations, losses or gains on early redemptions of long-term debt have been deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Company's $1,710.0 senior long-term debt, $25.0 has no call options, $710.0 has make-whole call options, $725.0 is callable at par one to six months prior to maturity and $250.0 is callable at par one year prior to maturity. The remainder of the Company's long-term debt is $143.8 of junior subordinated notes associated with its equity units. None of the debt has any put options.
Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 168,698 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 117,339 and 112,596 shares at March 31, 2016 and April 30, 2016, respectively, remaining available for issuance under its Form S-3. Spire also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities, which expires August 6, 2016. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.
Consolidated capitalization at March 31, 2016 consisted of 47.6% of Spire common stock equity and 52.4% of long-term debt, compared to 47.0% of Spire common stock equity and 53.0% of long-term debt at September 30, 2015.
Laclede Gas
Of Laclede Gas' $810.0 in long-term debt, $25.0 has no call option, $435.0 has make-whole call options, and $350.0 are callable at par one to six months prior to maturity. None of the debt has any put options.
Laclede Gas has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $300.0, through September 30, 2018. This authority became effective March 11, 2016, but is under appeal by Laclede Gas, as discussed under Regulatory and Other Matters above. Laclede Gas has not issued securities under this new authorization.
Laclede Gas has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt, and preferred stock, which expires August 6, 2016. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions, as well as future MoPSC authorizations.
Laclede Gas capitalization at March 31, 2016 consisted of 57.4% of common stock equity and 42.6% of long-term debt compared to 56.2% of common stock equity and 43.8% of long-term debt at September 30, 2015.

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
Alagasco's capitalization at March 31, 2016 consisted of 78.0% of common stock equity and 22.0% of long-term debt compared to 83.7% of common stock equity and 16.3% of long-term debt at September 30, 2015.
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

CONTRACTUAL OBLIGATIONS
During the six months ended March 31, 2016, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company's, Laclede Gas' and Alagasco's Form 10-K for the period ended September 30, 2015.

MARKET RISK
There were no material changes in the Company's commodity price risk or counterparty credit risk as of March 31, 2016 relative to the corresponding information provided as of September 30, 2015 in the Company's Annual Report on Form 10-K.
During the second quarter of fiscal 2016, Spire entered into five-year interest rate swap transactions with a fixed interest rate of 1.776% and a notional amount of $105.0 to protect itself against adverse movement in interest rates in anticipation of the issuance of long-term debt in 2017. As a result, a $1.8 mark-to-market loss was recognized for the quarter ended March 31, 2016.
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

OFF-BALANCE SHEET ARRANGEMENTS
At March 31, 2016, the Company had no off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For this discussion, see Part I., Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.

Item 4. Controls and Procedures
Spire
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
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no changes in Laclede Gas’ internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Laclede Gas’ internal control over financial reporting.
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
There were no changes in Alagasco's internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Alagasco's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2016, the only repurchases of Spire's common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases.

Period	Total No. of Shares Purchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans	Maximum No. of Shares that May Yet be Purchased Under the Plans
January 1, 2016 - January 31, 2016	144	$59.015	—	—
February 1, 2016 - February 29, 2016	—	$—	—	—
March 1, 2016 - March 31, 2016	—	$—	—	—
Total	144		—	—
Laclede Gas' outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of March 31, 2016, all of Laclede Gas' retained earnings were free from such restrictions.

Item 6. Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	May 4, 2016	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Laclede Gas Company

Date:	May 4, 2016	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Alabama Gas Corporation

Date:	May 4, 2016	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Incorporation of Spire Inc., as amended, effective as of April 28, 2016; filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 3, 2016.
3.2*	Bylaws of Spire Inc., as amended, effective as of April 28, 2016; filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed May 3, 2016.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Laclede Gas Company.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Alabama Gas Corporation.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Laclede Gas Company.
32.3	CEO and CFO Section 1350 Certifications of Alabama Gas Corporation.
101.INS	XBRL Instance Document. (1)
101.SCH	XBRL Taxonomy Extension Schema. (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Income and Condensed Statements of Income for the three and six months ended March 31, 2016 and 2015; (iii) unaudited Consolidated Statements of Comprehensive Income and Statements of Comprehensive Income for the three and six months ended March 31, 2016 and 2015; (iv) unaudited Condensed Consolidated Balance Sheets and Condensed Balance Sheets at March 31, 2016, September 30, 2015 and March 31, 2015; (v) unaudited Consolidated Statements of Common Shareholders' Equity and Statements of Common Shareholder's Equity for the six months ended March 31, 2016 and 2015; (vi) unaudited Condensed Consolidated Statements of Cash Flows and Condensed Statements of Cash Flows for the six months ended March 31, 2016 and 2015, and (vii) combined Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

*	Incorporated herein by reference and made a part hereof. The Company File No. 1-16681. Laclede Gas File No. 1-1822. Alagasco file No. 2-38960.