Form 10-Q
period 2016-06-30
SPIRE INC; ALABAMA GAS CORP; LACLEDE GAS CO
filed 2016-08-03
CIK 1126956, 3146, 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-Q

QUARTERLY REPORT

For the Quarterly Period Ended June 30, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number	Registrant, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 Telephone Number 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 700 Market Street St. Louis, MO 63101 Telephone Number 314-342-0500	Missouri	43-0368139
2-38960	Alabama Gas Corporation 2101 6th Avenue North Birmingham, Alabama 35203 Telephone Number 205-326-8100	Alabama	63-0022000

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

Spire Inc.            Yes [ ]        No [ X ]
Laclede Gas Company    Yes [ ]        No [ X ]
Alabama Gas Corporation    Yes [ ]        No [ X ]
The number of shares outstanding of each registrant’s common stock as of July 29, 2016 was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	45,640,580
Laclede Gas Company	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Alabama Gas Corporation	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

Alabama Utility	Alabama Gas Corporation or Alagasco; the utility serving the Alabama region	LER	Laclede Energy Resources, Inc.
Alagasco	Alabama Gas Corporation or Alabama Utility	MDNR	Missouri Department of Natural Resources
AOC	Administrative Order on Consent	MGE	Missouri Gas Energy
APSC	Alabama Public Service Commission	MGP	Manufactured Gas Plant
ASC	Accounting Standards Codification	Missouri Utilities	Laclede Gas Company, including MGE; the utilities serving the Missouri region
ASU	Accounting Standards Update	MMBtu	Million British thermal units
Bcf	Billion cubic feet	MoPSC	Missouri Public Service Commission
BVCP	Brownfields/Voluntary Cleanup Program	MSPSC	Mississippi Public Service Commission
CCM	Cost Control Mechanism	NSR	Negative Salvage Rebalancing
CERCLA	Comprehensive Environment Response, Compensation and Liability Act	NTSB	National Transportation Safety Board
EPA	US Environmental Protection Agency	NYMEX	New York Mercantile Exchange, Inc.
EPS	Earnings per share	O&M	Operations and Maintenance
FASB	Financial Accounting Standards Board	OPC	Missouri Office of the Public Counsel
FERC	Federal Energy Regulatory Commission	OTCBB	Over-the-Counter Bulletin Board
FOIA	Freedom of Information Act	PGA	Purchased Gas Adjustment
GAAP	Accounting principles generally accepted in the United States of America	PRP	Potential Responsible Party
Gas Marketing	Operating segment including LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities	RSE	Rate Stabilization and Equalization
Gas Utility	Operating segment including the regulated operations of Laclede Gas Company and Alabama Gas Corporation	SEC	US Securities and Exchange Commission
GRT	Gross receipts taxes	Staff	Missouri Public Service Commission Staff
GSA	Gas Supply Adjustment	US	United States
ICE	Intercontinental Exchange	Utilities	Collective operations of Laclede Gas Company and Alabama Gas Corporation
ISRS	Infrastructure System Replacement Surcharge	VEBA	Voluntary Employees' Beneficiary Association
Laclede Gas	Laclede Gas Company or Missouri Utilities

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

Item 1. Financial Statements

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In Millions, Except Per Share Amounts)	2016	2015	2016	2015
Operating Revenues:
Gas Utility	$253.2	$260.2	$1,263.5	$1,688.6
Gas Marketing and other	(3.9)	15.0	(5.5)	83.6
Total Operating Revenues	249.3	275.2	1,258.0	1,772.2
Operating Expenses:
Gas Utility
Natural and propane gas	54.1	57.7	463.7	844.8
Other operation and maintenance expenses	91.8	90.6	277.7	291.5
Depreciation and amortization	34.2	32.5	101.5	96.7
Taxes, other than income taxes	27.4	26.2	99.5	119.9
Total Gas Utility Operating Expenses	207.5	207.0	942.4	1,352.9
Gas Marketing and other	6.5	32.2	25.6	138.3
Total Operating Expenses	214.0	239.2	968.0	1,491.2
Operating Income	35.3	36.0	290.0	281.0
Other Income	1.6	0.5	3.8	2.6
Interest Charges:
Interest on long-term debt	16.6	16.3	50.2	50.0
Other interest charges	2.8	1.5	7.5	6.1
Total Interest Charges	19.4	17.8	57.7	56.1
Income Before Income Taxes	17.5	18.7	236.1	227.5
Income Tax Expense	6.8	4.6	77.7	71.9
Net Income	$10.7	$14.1	$158.4	$155.6

Weighted Average Number of Common Shares Outstanding:
Basic	44.4	43.2	43.6	43.1
Diluted	44.6	43.3	43.8	43.2
Basic Earnings Per Share of Common Stock	$0.24	$0.32	$3.62	$3.59
Diluted Earnings Per Share of Common Stock	$0.24	$0.32	$3.60	$3.59
Dividends Declared Per Share of Common Stock	$0.49	$0.46	$1.47	$1.38

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In Millions)	2016	2015	2016	2015
Net Income	$10.7	$14.1	$158.4	$155.6
Other Comprehensive (Loss) Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging (losses) gains arising during the period	(4.3)	0.3	(5.6)	(6.2)
Reclassification adjustment for (gains) losses included in net income	(1.5)	1.3	0.2	3.5
Net unrealized (losses) gains on cash flow hedging derivative instruments	(5.8)	1.6	(5.4)	(2.7)
Net defined benefit pension and other postretirement plans	—	0.1	0.1	0.3
Other Comprehensive (Loss) Income, Before Tax	(5.8)	1.7	(5.3)	(2.4)
Income Tax (Benefit) Expense Related to Items of Other Comprehensive Income	(2.2)	0.7	(2.0)	(0.9)
Other Comprehensive (Loss) Income, Net of Tax	(3.6)	1.0	(3.3)	(1.5)
Comprehensive Income	$7.1	$15.1	$155.1	$154.1

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in Millions, Except Per Share Amounts)	2016	2015	2015
ASSETS
Utility Plant	$4,339.5	$4,234.5	$4,108.4
Less: Accumulated depreciation and amortization	1,311.5	1,307.0	1,239.1
Net Utility Plant	3,028.0	2,927.5	2,869.3
Non-utility Property (net of accumulated depreciation and amortization of $7.9, $7.5 and $7.4 at June 30, 2016, September 30, 2015, and June 30, 2015, respectively)	13.8	13.7	12.2
Goodwill	946.0	946.0	946.0
Other Investments	62.4	59.9	63.1
Total Other Property and Investments	1,022.2	1,019.6	1,021.3
Current Assets:
Cash and cash equivalents	4.9	13.8	5.7
Accounts receivable:
Utility	133.1	138.1	139.7
Other	82.7	86.7	86.7
Allowance for doubtful accounts	(20.2)	(14.2)	(15.7)
Delayed customer billings	3.5	2.6	21.9
Inventories:
Natural gas	116.6	188.6	136.7
Propane gas	12.0	12.0	12.0
Materials and supplies	15.3	14.8	14.6
Natural gas receivable	17.5	17.3	19.8
Derivative instrument assets	9.0	4.6	3.6
Unamortized purchased gas adjustments	5.4	12.9	—
Other regulatory assets	37.5	27.6	27.0
Prepayments and other	36.1	25.3	31.0
Total Current Assets	453.4	530.1	483.0
Deferred Charges:
Regulatory assets	730.7	737.6	644.6
Other	76.6	75.4	64.7
Total Deferred Charges	807.3	813.0	709.3
Total Assets	$5,310.9	$5,290.2	$5,082.9

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,	June 30,
	2016	2015	2015
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 70.0 million shares authorized; 45.6 million and 43.3 million shares issued and outstanding at June 30, 2016 and for both September 30, 2015 and June 30, 2015, respectively)	$45.6	$43.3	$43.3
Paid-in capital	1,173.5	1,038.1	1,035.6
Retained earnings	588.6	494.2	532.9
Accumulated other comprehensive loss	(5.3)	(2.0)	(3.2)
Total Common Stock Equity	1,802.4	1,573.6	1,608.6
Long-term debt (less current portion)	1,851.7	1,771.5	1,736.4
Total Capitalization	3,654.1	3,345.1	3,345.0
Current Liabilities:
Current portion of long-term debt	—	80.0	80.0
Notes payable	97.6	338.0	211.4
Accounts payable	135.8	146.5	148.1
Advance customer billings	53.0	44.3	12.9
Wages and compensation accrued	36.5	32.7	30.5
Dividends payable	22.3	21.1	20.9
Customer deposits	31.9	32.1	34.2
Interest accrued	19.7	14.3	19.4
Taxes accrued	41.4	51.7	45.0
Unamortized purchased gas adjustments	—	28.2	52.3
Other regulatory liabilities	22.4	32.4	29.4
Other	31.2	32.5	36.3
Total Current Liabilities	491.8	853.8	720.4
Deferred Credits and Other Liabilities:
Deferred income taxes	574.1	482.1	487.7
Pension and postretirement benefit costs	246.9	253.4	233.3
Asset retirement obligations	164.6	159.2	102.7
Regulatory liabilities	105.7	119.3	114.9
Other	73.7	77.3	78.9
Total Deferred Credits and Other Liabilities	1,165.0	1,091.3	1,017.5
Commitments and Contingencies (Note 9)
Total Capitalization and Liabilities	$5,310.9	$5,290.2	$5,082.9

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(Dollars In Millions)	Shares	Amount				Total
Balance at September 30, 2014	43,178,405	$43.2	$1,029.4	$437.5	$(1.7)	$1,508.4
Net income	—	—	—	155.6	—	155.6
Dividend reinvestment plan	6,999	—	1.2	—	—	1.2
Stock-based compensation costs	—	—	1.4	—	—	1.4
Equity Incentive Plan	131,409	0.1	3.0	—	—	3.1
Tax benefit – stock compensation	—	—	0.6	—	—	0.6
Dividends declared:
Common stock	—	—	—	(60.2)	—	(60.2)
Other comprehensive loss, net of tax	—	—	—	—	(1.5)	(1.5)
Balance at June 30, 2015	43,316,813	$43.3	$1,035.6	$532.9	$(3.2)	$1,608.6

Balance at September 30, 2015	43,335,012	$43.3	$1,038.1	$494.2	$(2.0)	$1,573.6
Net income	—	—	—	158.4	—	158.4
Common stock offering	2,185,000	2.2	131.0	—	—	133.2
Dividend reinvestment plan	17,454	—	1.0	—	—	1.0
Stock-based compensation costs	—	—	0.4	—	—	0.4
Equity Incentive Plan	98,262	0.1	3.0	—	—	3.1
Dividends declared:
Common stock	—	—	—	(64.0)	—	(64.0)
Other comprehensive loss, net of tax	—	—	—	—	(3.3)	(3.3)
Balance at June 30, 2016	45,635,728	$45.6	$1,173.5	$588.6	$(5.3)	$1,802.4

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(In Millions)	2016	2015
Operating Activities:
Net Income	$158.4	$155.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	102.0	97.4
Deferred income taxes and investment tax credits	77.7	70.4
Changes in assets and liabilities:
Accounts receivable	6.7	(5.2)
Unamortized purchased gas adjustments	(20.7)	83.9
Deferred purchased gas costs	9.4	(16.6)
Accounts payable	(6.4)	(26.1)
Delayed/advance customer billings – net	7.8	(30.4)
Taxes accrued	(10.9)	(18.6)
Inventories	71.5	106.9
Other assets and liabilities	(38.5)	(58.7)
Other	(0.1)	7.7
Net cash provided by operating activities	356.9	366.3
Investing Activities:
Capital expenditures	(195.3)	(202.9)
Payments for final reconciliation of acquisitions	—	(8.6)
Other	(1.5)	(0.4)
Net cash used in investing activities	(196.8)	(211.9)
Financing Activities:
Issuance of long-term debt	80.0	—
Repayment of long-term debt	(80.0)	(34.7)
Repayment of short-term debt - net	(240.4)	(75.8)
Issuance of common stock	136.1	3.6
Dividends paid	(62.9)	(59.1)
Other	(1.8)	1.2
Net cash used in financing activities	(169.0)	(164.8)
Net Decrease in Cash and Cash Equivalents	(8.9)	(10.4)
Cash and Cash Equivalents at Beginning of Period	13.8	16.1
Cash and Cash Equivalents at End of Period	$4.9	$5.7

Supplemental disclosure of cash (paid) refunded for:
Interest	$(48.2)	$(48.3)
Income taxes	3.9	0.3

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In Millions)	2016	2015	2016	2015
Operating Revenues:
Utility	$179.3	$187.5	$943.2	$1,265.6
Total Operating Revenues	179.3	187.5	943.2	1,265.6
Operating Expenses:
Utility
Natural and propane gas	48.0	57.5	440.6	743.6
Other operation and maintenance expenses	58.4	54.3	178.7	188.7
Depreciation and amortization	22.3	20.7	66.0	61.4
Taxes, other than income taxes	21.2	20.5	76.4	92.0
Total Operating Expenses	149.9	153.0	761.7	1,085.7
Operating Income	29.4	34.5	181.5	179.9
Other Income (Income Deductions)	1.0	(0.2)	2.2	1.1
Interest Charges:
Interest on long-term debt	8.1	8.2	24.7	24.8
Other interest charges	1.0	0.4	3.2	2.6
Total Interest Charges	9.1	8.6	27.9	27.4
Income Before Income Taxes	21.3	25.7	155.8	153.6
Income Tax Expense	7.4	5.7	48.2	44.7
Net Income	$13.9	$20.0	$107.6	$108.9

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In Millions)	2016	2015	2016	2015
Net Income	$13.9	$20.0	$107.6	$108.9
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging losses (gains) arising during the period	0.1	0.2	(0.1)	(1.1)
Reclassification adjustment for losses included in net income	—	0.3	0.4	0.7
Net unrealized gains (losses) on cash flow hedging derivative instruments	0.1	0.5	0.3	(0.4)
Net defined benefit pension and other postretirement plans	0.1	0.2	0.2	0.3
Other Comprehensive Income (Loss), Before Tax	0.2	0.7	0.5	(0.1)
Income Tax Expense Related to Items of Other Comprehensive Income	0.1	0.3	0.2	—
Other Comprehensive Income (Loss), Net of Tax	0.1	0.4	0.3	(0.1)
Comprehensive Income	$14.0	$20.4	$107.9	$108.8

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in Millions, Except Per Share Amounts)	2016	2015	2015
ASSETS
Utility Plant	$2,659.7	$2,579.1	$2,527.4
Less: Accumulated depreciation and amortization	595.4	590.0	581.2
Net Utility Plant	2,064.3	1,989.1	1,946.2
Goodwill	210.2	210.2	210.2
Other Property and Investments	56.5	55.3	58.4
Total Other Property and Investments	266.7	265.5	268.6
Current Assets:
Cash and cash equivalents	1.5	1.7	3.0
Accounts receivable:
Utility	101.0	103.4	103.4
Other	10.5	25.2	28.2
Allowance for doubtful accounts	(16.5)	(10.0)	(10.6)
Receivables from associated companies	1.3	2.5	2.9
Delayed customer billings	3.5	2.6	21.9
Inventories:
Natural gas	78.2	138.2	89.9
Propane gas	12.0	12.0	12.0
Materials and supplies	9.2	9.3	9.3
Derivative instrument assets	5.1	—	—
Unamortized purchased gas adjustments	0.6	12.9	—
Other regulatory assets	23.7	16.2	17.5
Prepayments and other	20.4	12.5	19.0
Total Current Assets	250.5	326.5	296.5
Deferred Charges:
Regulatory assets	562.6	573.6	558.0
Other	9.4	12.8	7.8
Total Deferred Charges	572.0	586.4	565.8
Total Assets	$3,153.5	$3,167.5	$3,077.1

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,	June 30,
	2016	2015	2015
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50,000 authorized; 24,577 shares issued and outstanding)	$750.9	$748.3	$747.3
Retained earnings	333.9	291.2	314.8
Accumulated other comprehensive loss	(1.4)	(1.7)	(2.0)
Total Common Stock Equity	1,083.4	1,037.8	1,060.1
Long-term debt	808.3	808.1	808.1
Total Capitalization	1,891.7	1,845.9	1,868.2
Current Liabilities:
Notes payable	97.6	233.0	135.2
Notes payable – associated companies	38.8	—	—
Accounts payable	49.7	61.5	57.0
Accounts payable – associated companies	4.1	5.5	6.9
Advance customer billings	35.2	25.2	—
Wages and compensation accrued	28.7	26.8	26.4
Dividends payable	22.4	19.9	19.9
Customer deposits	13.3	13.0	14.7
Interest accrued	9.4	7.6	9.4
Taxes accrued	21.0	25.4	39.0
Unamortized purchased gas adjustments	—	—	20.8
Other regulatory liabilities	1.3	0.6	—
Other	9.1	18.5	20.2
Total Current Liabilities	330.6	437.0	349.5
Deferred Credits and Other Liabilities:
Deferred income taxes	548.8	485.2	466.7
Pension and postretirement benefit costs	191.9	207.8	200.4
Asset retirement obligations	75.0	72.4	73.8
Regulatory liabilities	65.7	70.6	70.9
Other	49.8	48.6	47.6
Total Deferred Credits and Other Liabilities	931.2	884.6	859.4
Commitments and Contingencies (Note 9)
Total Capitalization and Liabilities	$3,153.5	$3,167.5	$3,077.1

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)	Shares	Amount				Total
Balance at September 30, 2014	24,577	$0.1	$744.0	$265.6	$(1.9)	$1,007.8
Net income	—	—	—	108.9	—	108.9
Stock-based compensation costs	—	—	2.7	—	—	2.7
Tax benefit – stock compensation	—	—	0.5	—	—	0.5
Dividends declared:
Common stock	—	—	—	(59.7)	—	(59.7)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2015	24,577	$0.1	$747.2	$314.8	$(2.0)	$1,060.1

Balance at September 30, 2015	24,577	$0.1	$748.2	$291.2	$(1.7)	$1,037.8
Net income	—	—	—	107.6	—	107.6
Stock-based compensation costs	—	—	2.6	—	—	2.6
Dividends declared:
Common stock	—	—	—	(64.9)	—	(64.9)
Other comprehensive income, net of tax	—	—	—	—	0.3	0.3
Balance at June 30, 2016	24,577	$0.1	$750.8	$333.9	$(1.4)	$1,083.4

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(In Millions)	2016	2015
Operating Activities:
Net Income	$107.6	$108.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.0	61.4
Deferred income taxes and investment tax credits	48.2	34.0
Changes in assets and liabilities:
Accounts receivable	24.6	7.0
Unamortized purchased gas adjustments	12.3	74.8
Deferred purchased gas costs	9.4	(16.6)
Accounts payable	(7.3)	(11.1)
Delayed / advance customer billings – net	9.1	(26.5)
Taxes accrued	(4.5)	(4.8)
Inventories	60.1	99.4
Other assets and liabilities	(29.4)	(24.9)
Other	0.7	1.5
Net cash provided by operating activities	296.8	303.1
Investing Activities:
Capital expenditures	(138.8)	(142.4)
Other	0.9	0.5
Net cash used in investing activities	(137.9)	(141.9)
Financing Activities:
Repayment of short-term debt - net	(135.4)	(103.5)
Borrowings from Spire	38.8	18.4
Repayment of borrowings from Spire	—	(18.4)
Dividends paid to Spire	(62.5)	(58.8)
Other	—	0.4
Net cash used in financing activities	(159.1)	(161.9)
Net Decrease in Cash and Cash Equivalents	(0.2)	(0.7)
Cash and Cash Equivalents at Beginning of Period	1.7	3.7
Cash and Cash Equivalents at End of Period	$1.5	$3.0

Supplemental disclosure of cash (paid) refunded for:
Interest	$(22.1)	$(22.0)
Income taxes	2.1	(0.6)

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In Millions)	2016	2015	2016	2015
Operating Revenues:
Utility	$74.0	$73.7	$322.3	$427.0
Total Operating Revenues	74.0	73.7	322.3	427.0
Operating Expenses:
Utility
Natural gas	13.1	15.7	55.4	158.5
Operation and maintenance	33.5	36.6	99.7	103.6
Depreciation and amortization	11.9	11.8	35.5	35.3
Taxes, other than income taxes	6.2	5.7	23.1	27.9
Total Operating Expenses	64.7	69.8	213.7	325.3
Operating Income	9.3	3.9	108.6	101.7
Other Income	0.5	0.5	1.5	1.5
Interest Charges:
Interest on long-term debt	2.8	2.8	8.5	8.8
Other interest charges	0.6	0.5	1.9	1.8
Total Interest Charges	3.4	3.3	10.4	10.6
Income Before Income Taxes	6.4	1.1	99.7	92.6
Income Tax Expense	2.4	0.4	37.7	35.0
Net Income	$4.0	$0.7	$62.0	$57.6

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in Millions, Except Per Share Amounts)	2016	2015	2015
ASSETS
Utility Plant	$1,679.8	$1,655.4	$1,581.0
Less: Accumulated depreciation and amortization	716.1	717.0	657.8
Net Utility Plant	963.7	938.4	923.2
Current Assets:
Cash and cash equivalents	—	7.2	0.2
Accounts receivable:
Utility	32.2	34.7	36.3
Other	5.3	5.2	5.7
Allowance for doubtful accounts	(3.7)	(4.2)	(5.1)
Inventories:
Natural gas	28.3	40.4	35.3
Materials and supplies	6.0	5.4	5.1
Deferred income taxes	5.0	6.2	3.6
Unamortized purchased gas adjustments	4.8	—	—
Other regulatory assets	13.8	11.4	9.5
Prepayments and other	6.1	4.6	6.4
Total Current Assets	97.8	110.9	97.0
Deferred Charges:
Regulatory assets	167.5	163.6	86.6
Deferred income taxes	211.0	248.4	245.2
Other	60.1	57.7	51.3
Total Deferred Charges	438.6	469.7	383.1
Total Assets	$1,500.1	$1,519.0	$1,403.3

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,	June 30,
	2016	2015	2015
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	451.9	480.9	481.1
Retained earnings	432.2	393.7	403.3
Total Common Stock Equity	884.1	874.6	884.4
Long-term debt	250.0	170.0	135.0
Total Capitalization	1,134.1	1,044.6	1,019.4
Current Liabilities:
Current portion of long-term debt	—	80.0	80.0
Notes payable	—	31.0	8.5
Notes payable – associated companies	37.8	—	—
Accounts payable	26.6	21.8	33.6
Accounts payable – associated companies	1.3	0.2	1.7
Advance customer billings	17.8	19.1	12.9
Wages and compensation accrued	7.8	5.8	4.0
Customer deposits	18.6	19.1	19.5
Interest accrued	3.6	3.5	3.2
Taxes accrued	19.8	26.0	25.0
Unamortized purchased gas adjustments	—	28.2	31.5
Other regulatory liabilities	21.1	31.8	28.8
Other	5.1	5.4	6.7
Total Current Liabilities	159.5	271.9	255.4
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	55.0	45.6	32.9
Asset retirement obligations	89.4	86.6	28.7
Regulatory liabilities	40.0	48.7	44.3
Other	22.1	21.6	22.6
Total Deferred Credits and Other Liabilities	206.5	202.5	128.5
Commitments and Contingencies (Note 9)
Total Capitalization and Liabilities	$1,500.1	$1,519.0	$1,403.3

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings
(Dollars in Millions)	Shares	Amount			Total
Balance at September 30, 2014	1,972,052	$—	$503.9	$345.7	$849.6
Net income	—	—	—	57.6	57.6
Purchase accounting adjustments	—	—	4.2	—	4.2
Return of capital to Spire	—	—	(27.0)	—	(27.0)
Balance at June 30, 2015	1,972,052	$—	$481.1	$403.3	$884.4

Balance at September 30, 2015	1,972,052	$—	$480.9	$393.7	$874.6
Net income	—	—	—	62.0	62.0
Return of capital to Spire	—	—	(29.0)	—	(29.0)
Dividends declared	—	—	—	(23.5)	(23.5)
Balance at June 30, 2016	1,972,052	$—	$451.9	$432.2	$884.1

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(In Millions)	2016	2015
Operating Activities:
Net Income	$62.0	$57.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.5	35.3
Deferred income taxes and investment tax credits	37.7	35.0
Changes in assets and liabilities:
Accounts receivable	(6.4)	(11.1)
Unamortized purchased gas adjustments	(33.0)	9.1
Accounts payable	4.3	(0.4)
Advance customer billings - net	(1.3)	(3.8)
Taxes accrued	(6.2)	(5.0)
Inventories	11.5	12.6
Other assets and liabilities	(7.0)	(12.0)
Other	(0.7)	2.5
Net cash provided by operating activities	96.4	119.8
Investing Activities:
Capital expenditures	(56.1)	(56.7)
Other	(1.8)	(0.5)
Net cash used in investing activities	(57.9)	(57.2)
Financing Activities:
Issuance of long-term debt	80.0	—
Redemption and maturity of long-term debt	(80.0)	(34.7)
Repayment of short-term debt	(31.0)	—
Borrowings from Spire	37.8	—
Return of capital to Spire	(29.0)	(27.0)
Dividends paid to Spire	(23.5)	(7.5)
Other	—	1.2
Net cash used in financing activities	(45.7)	(68.0)
Net Decrease in Cash and Cash Equivalents	(7.2)	(5.4)
Cash and Cash Equivalents at Beginning of Period	7.2	5.6
Cash and Cash Equivalents at End of Period	$—	$0.2

Supplemental disclosure of cash (paid) refunded for:
Interest	$(9.2)	$(9.9)
Income taxes	0.8	—

See the accompanying Notes to Financial Statements.

SPIRE INC., LACLEDE GAS COMPANY AND ALABAMA GAS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – These notes are an integral part of the accompanying unaudited financial statements of Spire Inc. (Spire or the Company), Laclede Gas Company (Laclede Gas or the Missouri Utilities) and Alabama Gas Corporation (Alagasco or the Alabama Utility). Spire was formerly known as The Laclede Group, Inc., which changed its name to Spire Inc. effective April 28, 2016. Laclede Gas, which includes the operations of Missouri Gas Energy (MGE), and Alagasco are wholly owned subsidiaries of the Company. Collectively, Laclede Gas and Alagasco are referred to as the Utilities. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Spire's, Laclede Gas', and Alagasco's Annual Reports on Form 10-K for the fiscal year ended September 30, 2015.
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
REVENUE RECOGNITION – The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues for Laclede Gas at June 30, 2016, September 30, 2015, and June 30, 2015 were $28.5, $27.6, and $26.4, respectively.
Alagasco records natural gas distribution revenues in accordance with the tariff established by the Alabama Public Service Commission (APSC). The amount of accrued unbilled revenues, which is not recorded as revenue until billed, for Alagasco at June 30, 2016, September 30, 2015, and June 30, 2015 were $6.4, $6.4, and $5.4, respectively.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Spire	$14.8	$14.6	$65.0	$87.0
Laclede Gas	11.1	11.1	49.7	66.9
Alagasco	3.7	3.5	15.3	20.1
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
TRANSACTIONS WITH AFFILIATES – Transactions between affiliates of the Company have been eliminated from the consolidated financial statements of Spire. Other than borrowings from Spire reflected in Alagasco's Condensed Balance Sheets and Condensed Statements of Cash Flows and normal intercompany shared services transactions, there were no transactions between Alagasco and affiliates during the nine months ended June 30, 2016 and June 30, 2015. Laclede Gas' transactions with affiliates included:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Purchases of natural gas from LER	$6.7	$15.2	$31.5	$56.5
Sales of natural gas to LER	—	0.9	1.7	3.8
UTILITY PLANT – Laclede Gas had accrued capital expenditures of $5.3, $9.6, and $5.3 as of June 30, 2016, September 30, 2015, and June 30, 2015, respectively. Alagasco had accrued capital expenditures of $4.6, $3.1, and $5.0 as of June 30, 2016, September 30, 2015, and June 30, 2015, respectively. Accrued capital expenditures are excluded from the capital expenditures shown in the statements of cash flows.
FINANCE RECEIVABLES – Alagasco finances third-party contractor sales of merchandise including gas furnaces and appliances. The Company’s finance receivables totaled approximately $11.4, $11.2, and $10.9 as of June 30, 2016, September 30, 2015, and June 30, 2015, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Alagasco's finance receivables that were at least 90 days past due totaled $0.4 as of June 30, 2016, September 30, 2015, and June 30, 2015. Alagasco recorded corresponding reserves for credit losses at each of those dates.

NEW ACCOUNTING PRONOUNCEMENTS – In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. ASU No. 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which made the guidance in ASU No. 2014-09 effective for fiscal years beginning after December 15, 2017 and interim periods within those years, but companies may choose to adopt it one year earlier. In 2016, the FASB issued related ASU Nos. 2016-08, 2016-10, 2016-11 and 2016-12, which further modified the standards for accounting for revenue. The Company, Laclede Gas and Alagasco are currently assessing the available transition methods and the potential impacts of the updates, which must be adopted by the first quarter of fiscal year 2019.
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
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade receivables. It is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, but may be adopted up to two years earlier. The Company, Laclede Gas and Alagasco are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal year 2021.

2. EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Basic EPS:
Net Income	$10.7	$14.1	$158.4	$155.6
Less: Income allocated to participating securities	—	0.1	0.5	0.5
Net Income Available to Common Shareholders	$10.7	$14.0	$157.9	$155.1
Weighted Average Shares Outstanding (in millions)	44.4	43.2	43.6	43.1
Basic Earnings Per Share of Common Stock	$0.24	$0.32	$3.62	$3.59

Diluted EPS:
Net Income	$10.7	$14.1	$158.4	$155.6
Less: Income allocated to participating securities	—	0.1	0.5	0.5
Net Income Available to Common Shareholders	$10.7	$14.0	$157.9	$155.1
Weighted Average Shares Outstanding (in millions)	44.4	43.2	43.6	43.1
Dilutive Effect of Stock Options, Restricted Stock and Restricted Stock Units (in millions)	0.2	0.1	0.2	0.1
Weighted Average Diluted Shares (in millions)	44.6	43.3	43.8	43.2
Diluted Earnings Per Share of Common Stock	$0.24	$0.32	$3.60	$3.59

Outstanding Shares (in millions) Excluded from the Calculation of Diluted EPS Attributable to:
Restricted stock and stock units subject to performance and/or market conditions	0.5	0.3	0.5	0.3
Spire's 2014 2.0% Series Equity Units issued in June 2014 were anti-dilutive for the three and nine months ended June 30, 2016 and 2015; accordingly, they were excluded from the calculation of weighted average diluted shares for those periods.

3. REGULATORY MATTERS
As explained in Note 1, Summary of Significant Accounting Policies, Laclede Gas and Alagasco account for regulated operations in accordance with FASB ASC Topic 980, "Regulated Operations." The following regulatory assets and regulatory liabilities, including purchased gas adjustments, were reflected in the balance sheets of the Company and the Utilities as of June 30, 2016, September 30, 2015 and June 30, 2015.

	June 30,	September 30,	June 30,
Spire	2016	2015	2015
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$26.9	$22.0	$21.6
Unamortized purchased gas adjustments	5.4	12.9	—
Other	10.6	5.6	5.4
Total Regulatory Assets (current)	42.9	40.5	27.0
Non-current:
Future income taxes due from customers	146.4	134.5	130.3
Pension and postretirement benefit costs	434.4	448.7	424.6
Cost of removal	81.2	78.9	19.5
Purchased gas costs	14.7	24.1	20.9
Energy efficiency	24.4	22.3	21.3
Other	29.6	29.1	28.0
Total Regulatory Assets (non-current)	730.7	737.6	644.6
Total Regulatory Assets	$773.6	$778.1	$671.6

Regulatory Liabilities:
Current:
Rate Stabilization and Equalization (RSE) adjustment	$2.9	$12.2	$10.3
Unbilled service margin	6.4	6.4	5.4
Refundable negative salvage	9.3	10.8	10.8
Unamortized purchased gas adjustments	—	28.2	52.3
Other	3.8	3.0	2.9
Total Regulatory Liabilities (current)	22.4	60.6	81.7
Non-current:
Postretirement liabilities	27.2	28.9	24.5
Refundable negative salvage	9.3	16.2	16.2
Accrued cost of removal	55.4	58.7	59.1
Other	13.8	15.5	15.1
Total Regulatory Liabilities (non-current)	105.7	119.3	114.9
Total Regulatory Liabilities	$128.1	$179.9	$196.6

	June 30,	September 30,	June 30,
Laclede Gas	2016	2015	2015
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$20.2	$15.5	$15.2
Unamortized purchased gas adjustments	0.6	12.9	—
Other	3.5	0.7	2.3
Total Regulatory Assets (current)	24.3	29.1	17.5
Non-current:
Future income taxes due from customers	146.4	134.5	130.3
Pension and postretirement benefit costs	352.1	368.0	362.9
Purchased gas costs	14.7	24.1	20.9
Energy efficiency	24.4	22.3	21.3
Other	25.0	24.7	22.6
Total Regulatory Assets (non-current)	562.6	573.6	558.0
Total Regulatory Assets	$586.9	$602.7	$575.5

Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$—	$—	$20.8
Other	1.3	0.6	0.6
Total Regulatory Liabilities (current)	1.3	0.6	21.4
Non-current:
Accrued cost of removal	55.4	58.7	59.1
Other	10.3	11.9	11.8
Total Regulatory Liabilities (non-current)	65.7	70.6	70.9
Total Regulatory Liabilities	$67.0	$71.2	$92.3

	June 30,	September 30,	June 30,
Alagasco	2016	2015	2015
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$6.7	$6.5	$6.4
Unamortized purchased gas adjustments	4.8	—	—
Other	7.1	4.9	3.1
Total Regulatory Assets (current)	18.6	11.4	9.5
Non-current:
Pension and postretirement benefit costs	82.3	80.7	61.7
Cost of removal	81.2	78.9	19.5
Other	4.0	4.0	5.4
Total Regulatory Assets (non-current)	167.5	163.6	86.6
Total Regulatory Assets	$186.1	$175.0	$96.1

Regulatory Liabilities:
Current:
RSE adjustment	$2.9	$12.2	$10.3
Unbilled service margin	6.4	6.4	5.4
Refundable negative salvage	9.3	10.8	10.8
Unamortized purchased gas adjustments	—	28.2	31.5
Other	2.5	2.4	2.3
Total Regulatory Liabilities (current)	21.1	60.0	60.3
Non-current:
Postretirement liabilities	27.2	28.9	24.5
Refundable negative salvage	9.3	16.2	16.2
Other	3.5	3.6	3.6
Total Regulatory Liabilities (non-current)	40.0	48.7	44.3
Total Regulatory Liabilities	$61.1	$108.7	$104.6
A portion of the Company's and Laclede Gas' regulatory assets are not earning a return, as shown in the schedule below:

	Spire			Laclede Gas
	June 30,	September 30,	June 30,	June 30,	September 30,	June 30,
($ Millions)	2016	2015	2015	2016	2015	2015
Regulatory Assets Not Earning a Return:
Future income taxes due from customers	$146.4	$134.5	$130.3	$146.4	$134.5	$130.3
Pension and postretirement benefit costs	203.8	223.7	221.2	203.8	223.7	221.2
Other	13.2	14.2	14.6	13.2	14.2	14.6
Total Regulatory Assets Not Earning a Return	$363.4	$372.4	$366.1	$363.4	$372.4	$366.1
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
Spire
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for the Company are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2016
Cash and cash equivalents	$4.9	$4.9	$4.9	$—	$—
Short-term debt	97.6	97.6	—	97.6	—
Long-term debt	1,851.7	2,014.3	—	2,014.3	—

As of September 30, 2015
Cash and cash equivalents	$13.8	$13.8	$13.8	$—	$—
Short-term debt	338.0	338.0	—	338.0	—
Long-term debt, including current portion	1,851.5	1,944.2	—	1,944.2	—

As of June 30, 2015
Cash and cash equivalents	$5.7	$5.7	$5.7	$—	$—
Short-term debt	211.4	211.4	—	211.4	—
Long-term debt, including current portion	1,816.4	1,888.4	—	1,888.4	—
Laclede Gas
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Laclede Gas are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2016
Cash and cash equivalents	$1.5	$1.5	$1.5	$—	$—
Short-term debt	136.4	136.4	—	136.4	—
Long-term debt	808.3	901.8	—	901.8	—

As of September 30, 2015
Cash and cash equivalents	$1.7	$1.7	$1.7	$—	$—
Short-term debt	233.0	233.0	—	233.0	—
Long-term debt	808.1	880.2	—	880.2	—

As of June 30, 2015
Cash and cash equivalents	$3.0	$3.0	$3.0	$—	$—
Short-term debt	135.2	135.2	—	135.2	—
Long-term debt	808.1	868.5	—	868.5	—

Alagasco
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Alagasco are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2016
Cash and cash equivalents	$—	$—	$—	$—	$—
Short-term debt	37.8	37.8	—	37.8	—
Long-term debt	250.0	272.5	—	272.5	—

As of September 30, 2015
Cash and cash equivalents	$7.2	$7.2	$7.2	$—	$—
Short-term debt	31.0	31.0	—	31.0	—
Long-term debt, including current portion	250.0	263.2	—	263.2	—

As of June 30, 2015
Cash and cash equivalents	$0.2	$0.2	$0.2	$—	$—
Short-term debt	8.5	8.5	—	8.5	—
Long-term debt, including current portion	215.0	226.7	—	226.7	—

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
Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using Over-the-Counter Bulletin Board (OTCBB), broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets and derivative instruments with settlement dates more than one year into the future. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of June 30, 2016, September 30, 2015 and June 30, 2015 consisted of gas commodity contracts. The Company’s and the Utilities' policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2016
ASSETS
Gas Utility
U. S. stock/bond mutual funds	$16.4	$4.0	$—	$—	$20.4
NYMEX/ICE natural gas contracts	8.2	—	—	(3.1)	5.1
Subtotal	24.6	4.0	—	(3.1)	25.5
Gas Marketing
NYMEX/ICE natural gas contracts	0.6	5.5	—	(5.6)	0.5
Natural gas commodity contracts	—	6.3	0.3	(0.6)	6.0
Total	$25.2	$15.8	$0.3	$(9.3)	$32.0
LIABILITIES
Gas Utility
OTCBB natural gas contracts	$—	$0.6	$—	$—	$0.6
Subtotal	—	0.6	—	—	0.6
Gas Marketing
NYMEX/ICE natural gas contracts	6.5	2.5	—	(9.0)	—
Natural gas commodity contracts	—	3.4	—	(0.5)	2.9
Other
Interest rate swaps	—	4.0	—	—	4.0
Total	$6.5	$10.5	$—	$(9.5)	$7.5

As of September 30, 2015
ASSETS
Gas Utility
U. S. stock/bond mutual funds	$15.5	$4.0	$—	$—	$19.5
NYMEX/ICE natural gas contracts	1.3	—	—	(1.3)	—
Subtotal	16.8	4.0	—	(1.3)	19.5
Gas Marketing
NYMEX/ICE natural gas contracts	6.3	4.3	—	(6.6)	4.0
Natural gas commodity contracts	—	1.5	0.2	(0.5)	1.2
Total	$23.1	$9.8	$0.2	$(8.4)	$24.7
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$16.4	$—	$—	$(16.4)	$—
OTCBB natural gas contracts	—	5.9	—	—	5.9
NYMEX gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Subtotal	16.7	5.9	—	(16.7)	5.9
Gas Marketing
NYMEX/ICE natural gas contracts	1.2	3.9	—	(5.1)	—
Natural gas commodity contracts	—	2.2	—	(0.5)	1.7
Total	$17.9	$12.0	$—	$(22.3)	$7.6

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2015
ASSETS
Gas Utility
U. S. stock/bond mutual funds	$16.0	$4.0	$—	$—	$20.0
NYMEX/ICE natural gas contracts	1.7	—	—	(1.7)	—
Subtotal	17.7	4.0	—	(1.7)	20.0
Gas Marketing
NYMEX/ICE natural gas contracts	2.7	2.6	—	(4.1)	1.2
Natural gas commodity contracts	—	2.4	0.7	(0.5)	2.6
Total	$20.4	$9.0	$0.7	$(6.3)	$23.8
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$9.5	$—	$—	$(9.5)	$—
OTCBB natural gas contracts	—	7.1	—	—	7.1
NYMEX gasoline and heating oil contracts	0.4	—	—	(0.4)	—
Subtotal	9.9	7.1	—	(9.9)	7.1
Gas Marketing
NYMEX/ICE natural gas contracts	0.4	2.9	—	(3.3)	—
Natural gas commodity contracts	—	0.9	—	(0.5)	0.4
Total	$10.3	$10.9	$—	$(13.7)	$7.5

Laclede Gas

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2016
ASSETS
U. S. stock/bond mutual funds	$16.4	$4.0	$—	$—	$20.4
NYMEX/ICE natural gas contracts	8.2	—	—	(3.1)	5.1
Total	$24.6	$4.0	$—	$(3.1)	$25.5
LIABILITIES
OTCBB natural gas contracts	$—	$0.6	$—	$—	$0.6
Total	$—	$0.6	$—	$—	$0.6

As of September 30, 2015
ASSETS
U. S. stock/bond mutual funds	$15.5	$4.0	$—	$—	$19.5
NYMEX/ICE natural gas contracts	1.3	—	—	(1.3)	—
Total	$16.8	$4.0	$—	$(1.3)	$19.5
LIABILITIES
NYMEX/ICE natural gas contracts	$16.4	$—	$—	$(16.4)	$—
OTCBB natural gas contracts	—	5.9	—	—	5.9
NYMEX gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$16.7	$5.9	$—	$(16.7)	$5.9

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2015
ASSETS
U. S. stock/bond mutual funds	$16.0	$4.0	$—	$—	$20.0
NYMEX natural gas contracts	1.7	—	—	(1.7)	—
Total	$17.7	$4.0	$—	$(1.7)	$20.0
LIABILITIES
NYMEX/ICE natural gas contracts	$9.5	$—	$—	$(9.5)	$—
OTCBB natural gas contracts	—	7.1	—	—	7.1
Gasoline and heating oil contracts	0.4	—	—	(0.4)	—
Total	$9.9	$7.1	$—	$(9.9)	$7.1
Alagasco
During the fiscal second quarter of 2016 Alagasco commenced a gasoline derivative program to stabilize the cost of fuel used in operations. As of June 30, 2016, the fair value of related gasoline contracts was not significant.

6. CONCENTRATIONS OF CREDIT RISK
Other than in LER (the Gas Marketing segment), Spire has no significant concentrations of credit risk.
A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in LER's accounts receivable attributable to energy producers and their marketing affiliates totaled $10.1 at June 30, 2016. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $6.5. LER's accounts receivable attributable to utility companies and their marketing affiliates were $40.9 at June 30, 2016, while net receivable amounts from these customers, reflecting netting arrangements, were $39.0.
LER also has concentrations of credit risk with certain individually significant counterparties and with pipeline companies associated with its natural gas receivable amounts. At June 30, 2016, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure) totaled $20.6. These five counterparties are all investment-grade rated companies. Net receivable amounts from these five customers on the same date, reflecting netting arrangements, were $19.5.

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
The net periodic pension cost included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Spire
Service cost – benefits earned during the period	$3.8	$4.4	$11.5	$13.0
Interest cost on projected benefit obligation	6.9	7.4	21.0	22.3
Expected return on plan assets	(8.6)	(9.4)	(26.3)	(28.1)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of actuarial loss	1.9	1.8	5.9	5.7
Loss on lump-sum settlements	0.2	12.5	2.4	12.5
Special termination benefits	—	—	1.6	—
Subtotal	4.3	16.8	16.4	25.7
Regulatory adjustment	4.4	(6.3)	11.1	3.4
Net pension cost	$8.7	$10.5	$27.5	$29.1

Laclede Gas
Service cost – benefits earned during the period	$2.5	$2.9	$7.5	$8.6
Interest cost on projected benefit obligation	5.4	5.8	16.2	17.6
Expected return on plan assets	(6.7)	(7.3)	(20.1)	(21.9)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of actuarial loss	1.9	1.8	5.9	5.7
Loss on lump-sum settlements	—	12.5	—	12.5
Special termination benefits	—	—	1.6	—
Subtotal	3.2	15.8	11.4	22.8
Regulatory adjustment	3.0	(7.8)	8.8	(1.0)
Net pension cost	$6.2	$8.0	$20.2	$21.8

Alagasco
Service cost – benefits earned during the period	$1.3	$1.5	$4.0	$4.4
Interest cost on projected benefit obligation	1.5	1.6	4.8	4.7
Expected return on plan assets	(1.9)	(2.1)	(6.2)	(6.2)
Loss on lump-sum settlements	0.2	—	2.4	—
Subtotal	1.1	1.0	5.0	2.9
Regulatory adjustment	1.4	1.5	2.3	4.4
Net pension cost	$2.5	$2.5	$7.3	$7.3
Pursuant to the provisions of the Missouri Utilities' and Alagasco's pension plans, pension obligations may be satisfied by lump-sum cash payments or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. In the quarters ended March 31 and June 30, 2016, an Alagasco plan met the criteria for settlement recognition, requiring remeasurements of the obligation under the plan using updated census data and assumptions for discount rate and mortality. The lump sum payments recognized as settlements for the Alagasco remeasurements totaled $12.6. The lump-sum settlement resulted in a loss of $2.2 and $0.2 in the quarters ended March 31 and June 30, 2016, respectively. In the quarter ended December 31, 2015, the Laclede Gas pension plans provided qualified employees with voluntary early retirement packages that qualified as special termination benefits, resulting in a charge of $1.6.
The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2016 contributions to Laclede Gas' pension plans through June 30, 2016 were $20.2 to the qualified trusts and $0.4 to the non-qualified plans. There were no fiscal 2016 contributions to the Alagasco pension plans through June 30, 2016.
Contributions to the Missouri Utilities' pension plans for the remainder of fiscal 2016 are anticipated to be $5.8 to the qualified trusts and $0.1 to the non-qualified plans. No contributions to Alagasco's pension plans are expected to be required for the remainder of fiscal 2016.
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
Net periodic postretirement benefit cost for the Company consisted of the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Spire
Service cost – benefits earned during the period	$2.7	$3.2	$8.2	$9.6
Interest cost on accumulated postretirement benefit obligation	2.6	2.8	7.6	8.4
Expected return on plan assets	(3.3)	(3.3)	(10.1)	(9.9)
Amortization of prior service credit	0.1	0.2	0.2	0.6
Amortization of actuarial loss	0.9	1.3	2.7	3.8
Special termination benefits	—	—	2.6	—
Subtotal	3.0	4.2	11.2	12.5
Regulatory adjustment	(1.7)	(2.8)	(7.6)	(8.2)
Net postretirement benefit cost	$1.3	$1.4	$3.6	$4.3

Laclede Gas
Service cost – benefits earned during the period	$2.6	$3.0	$7.9	$9.2
Interest cost on accumulated postretirement benefit obligation	2.1	2.2	6.1	6.5
Expected return on plan assets	(2.1)	(2.0)	(6.4)	(6.1)
Amortization of prior service credit	0.1	0.2	0.2	0.6
Amortization of actuarial loss	1.0	1.3	2.9	3.8
Special termination benefits	—	—	2.6	—
Subtotal	3.7	4.7	13.3	14.0
Regulatory adjustment	(1.2)	(2.3)	(6.2)	(6.9)
Net postretirement benefit cost	$2.5	$2.4	$7.1	$7.1

Alagasco
Service cost – benefits earned during the period	$0.1	$0.2	$0.3	$0.4
Interest cost on accumulated postretirement benefit obligation	0.5	0.6	1.5	1.9
Expected return on plan assets	(1.2)	(1.3)	(3.7)	(3.8)
Amortization of prior service credit	—	—	—	—
Amortization of actuarial gain	(0.1)	—	(0.2)	—
Subtotal	(0.7)	(0.5)	(2.1)	(1.5)
Regulatory adjustment	(0.5)	(0.5)	(1.4)	(1.3)
Net postretirement benefit income	$(1.2)	$(1.0)	$(3.5)	$(2.8)
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
The Utilities' funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There were $10.8 in fiscal year 2016 contributions to the postretirement plans through June 30, 2016 for the Missouri Utilities. Contributions to the postretirement plans for the remainder of fiscal year 2016 are anticipated to be $3.5 to the qualified trusts and $0.3 paid directly to participants from the Missouri Utilities' funds. For Alagasco, there were no contributions to the postretirement plans during the first nine months of fiscal year 2016, and none are expected to be required for the remainder of the fiscal year.

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

•
Laclede Pipeline Company, a subsidiary which operates a propane pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction, and Spire STL Pipeline LLC, a subsidiary that plans to build, own, operate and maintain a pipeline interconnecting with the Rockies Express pipeline to deliver gas to the St. Louis, Missouri area under FERC jurisdiction, and

•
Spire’s subsidiaries that are engaged in compression of natural gas, oil production, real estate development, risk management, and financial investments in other enterprises, among other activities. All subsidiaries are wholly owned.

Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from LER to Laclede Gas and from Laclede Gas to LER, propane storage services provided by Laclede Gas to Laclede Pipeline Company, propane transportation services provided by Laclede Pipeline Company to Laclede Gas, and insurance services provided by Laclede Risk Insurance Services to Laclede Gas.
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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2016
Operating Revenues:
Revenues from external customers	$253.2	$(4.3)	$0.4	$—	$249.3
Intersegment revenues	0.1	6.6	0.5	(7.2)	—
Total Operating Revenues	253.3	2.3	0.9	(7.2)	249.3
Operating Expenses:
Gas Utility
Natural and propane gas	61.1	—	—	(7.0)	54.1
Other operation and maintenance	91.9	—	—	(0.1)	91.8
Depreciation and amortization	34.2	—	—	—	34.2
Taxes, other than income taxes	27.4	—	—	—	27.4
Total Gas Utility Operating Expenses	214.6	—	—	(7.1)	207.5
Gas Marketing and Other	—	3.9	2.7	(0.1)	6.5
Total Operating Expenses	214.6	3.9	2.7	(7.2)	214.0
Operating Income (Loss)	$38.7	$(1.6)	$(1.8)	$—	$35.3
Net Economic Earnings (Loss)	$18.0	$1.8	$(5.2)	$—	$14.6

Three Months Ended June 30, 2015
Operating Revenues:
Revenues from external customers	$260.2	$14.5	$0.5	$—	$275.2
Intersegment revenues	1.0	14.4	0.5	(15.9)	—
Total Operating Revenues	261.2	28.9	1.0	(15.9)	275.2
Operating Expenses:
Gas Utility
Natural and propane gas	73.2	—	—	(15.5)	57.7
Other operation and maintenance	90.9	—	—	(0.3)	90.6
Depreciation and amortization	32.5	—	—	—	32.5
Taxes, other than income taxes	26.2	—	—	—	26.2
Total Gas Utility Operating Expenses	222.8	—	—	(15.8)	207.0
Gas Marketing and Other	—	27.4	4.9	(0.1)	32.2
Total Operating Expenses	222.8	27.4	4.9	(15.9)	239.2
Operating Income (Loss)	$38.4	$1.5	$(3.9)	$—	$36.0
Net Economic Earnings (Loss)	$16.5	$0.5	$(5.9)	$—	$11.1

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2016
Operating Revenues:
Revenues from external customers	$1,263.5	$(6.7)	$1.2	$—	$1,258.0
Intersegment revenues	2.0	29.8	1.4	(33.2)	—
Total Operating Revenues	1,265.5	23.1	2.6	(33.2)	1,258.0
Operating Expenses:
Gas Utility
Natural and propane gas	496.0	—	—	(32.3)	463.7
Other operation and maintenance	278.4	—	—	(0.7)	277.7
Depreciation and amortization	101.5	—	—	—	101.5
Taxes, other than income taxes	99.5	—	—	—	99.5
Total Gas Utility Operating Expenses	975.4	—	—	(33.0)	942.4
Gas Marketing and Other	—	18.4	7.4	(0.2)	25.6
Total Operating Expenses	975.4	18.4	7.4	(33.2)	968.0
Operating Income (Loss)	$290.1	$4.7	$(4.8)	$—	$290.0
Net Economic Earnings (Loss)	$170.5	$4.5	$(11.8)	$—	$163.2

Nine Months Ended June 30, 2015
Operating Revenues:
Revenues from external customers	$1,688.6	$82.3	$1.3	$—	$1,772.2
Intersegment revenues	4.0	52.9	1.5	(58.4)	—
Total Operating Revenues	1,692.6	135.2	2.8	(58.4)	1,772.2
Operating Expenses:
Gas Utility
Natural and propane gas	902.1	—	—	(57.3)	844.8
Other operation and maintenance	292.3	—	—	(0.8)	291.5
Depreciation and amortization	96.7	—	—	—	96.7
Taxes, other than income taxes	119.9	—	—	—	119.9
Total Gas Utility Operating Expenses	1,411.0	—	—	(58.1)	1,352.9
Gas Marketing and Other	—	129.5	9.1	(0.3)	138.3
Total Operating Expenses	1,411.0	129.5	9.1	(58.4)	1,491.2
Operating Income (Loss)	$281.6	$5.7	$(6.3)	$—	$281.0
Net Economic Earnings (Loss)	$162.8	$3.0	$(11.4)	$—	$154.4

The Company's total assets by segment were as follows:

	June 30,	September 30,	June 30,
	2016	2015	2015
Total Assets:
Gas Utility	$4,653.7	$4,686.2	$4,480.1
Gas Marketing	167.8	160.6	151.2
Other	1,597.7	1,560.2	1,560.6
Eliminations	(1,108.3)	(1,116.8)	(1,109.0)
Total Assets	$5,310.9	$5,290.2	$5,082.9

The following table reconciles the Company's net economic earnings to the most comparable GAAP measure, net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net Income	$10.7	$14.1	$158.4	$155.6
Adjustments, pre-tax:
Unrealized loss (gain) on energy-related derivative contracts	4.9	(2.9)	2.9	(3.5)
Lower of cost or market inventory adjustments	(0.1)	(0.4)	0.6	—
Realized (gain) loss on economic hedges prior to sale of the physical commodity	(0.3)	2.5	(0.9)	2.6
Acquisition, divestiture and restructuring activities	1.8	3.5	5.1	6.5
Gain on sale of property	—	(7.6)	—	(7.6)
Income tax effect of adjustments	(2.4)	1.9	(2.9)	0.8
Net Economic Earnings	$14.6	$11.1	$163.2	$154.4

9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2024, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2016 are estimated at approximately $1,316.9, $494.0, and $371.4 for the Company, Laclede Gas, and Alagasco, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Missouri Utilities recover their costs from customers in accordance with their PGA clause and Alagasco recovers its cost through its GSA rider.
Contingencies
The Company and the Utilities account for environmental liabilities and other contingencies in accordance with accounting standards under the loss contingency guidance of ASC Topic 450, "Contingencies," when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
The Company and the Utilities own and operate natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Laclede Gas', or Alagasco's financial position and results of operations. As environmental laws, regulations, and their interpretations change, the Company, Laclede Gas, or Alagasco may be required to incur additional costs.
In addition to matters noted below, the Company, Laclede Gas, and Alagasco are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the consolidated statements of income, balance sheets, and statements of cash flows of the Company, Laclede Gas, or Alagasco. However, there is uncertainty in the valuation of pending claims and prediction of litigation results.

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
In conjunction with redevelopment of one of the sites located in the City of St. Louis, Laclede Gas and another former owner of the site entered into an agreement (Remediation Agreement) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the Missouri Department of Natural Resources (MDNR). The Remediation Agreement also provides for a release of Laclede Gas and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverage, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Laclede Gas and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The amount paid by Laclede Gas did not materially impact the financial condition, results of operations, or cash flows of the Company.
Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the state of Missouri informed Laclede Gas that the MDNR had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, Laclede Gas stated that it would participate in future environmental response activities at the site in conjunction with other potentially responsible parties (PRPs) that are willing to contribute to such efforts in a meaningful and equitable fashion. Accordingly, Laclede Gas entered into a cost sharing agreement for remedial investigation with other PRPs. Pending MDNR approval, which has not occurred as of the date of filing, the remedial investigation of the site will begin.
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
Alagasco
Alagasco is in the chain of title of nine former MGP sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. As of June 30, 2016, Alagasco does not foresee a probable or reasonably estimable loss associated with these nine former MGP sites. Alagasco and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial conditions or results of operations.
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
On December 17, 2013, an incident occurred at a Housing Authority apartment complex in Birmingham, Alabama that resulted in one fatality, personal injuries and property damage. Alagasco cooperated with the National Transportation Safety Board (NTSB) which investigated the incident. The NTSB report of findings was issued on March 30, 2016 and no safety recommendations, fines, or penalties were contained therein. Alagasco has been named as a defendant in several lawsuits arising from the incident, and additional lawsuits and claims may be filed against Alagasco.

10. PENDING ACQUISITION
On April 26, 2016, the Company announced an agreement with Sempra Global, a unit of Sempra Energy, to acquire Mobile Gas, serving 85,000 natural gas utility customers in Alabama, and Willmut Gas, with 19,000 customers in Mississippi. Spire is acquiring 100 percent of the outstanding equity of EnergySouth, Inc., the parent of Mobile Gas and Willmut Gas, for $344. All non-utility businesses in EnergySouth will be retained by Sempra. After the inclusion of working capital adjustments and the assumption of $67 in debt, the transaction is expected to result in total cash consideration of $323. Spire has received confirmation of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. On May 20, 2016, Spire Inc., Sempra, EnergySouth, and Willmut jointly filed with the Mississippi Public Service Commission (MSPSC) to request approval of the indirect change of control of Willmut Gas. Closing on the transaction is expected to occur shortly after all conditions have been met, including MSPSC approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts)
This section analyzes the financial condition and results of operations of Spire Inc. (Spire or the Company), Laclede Gas Company (Laclede Gas), and Alabama Gas Corporation (Alagasco). Spire was formerly known as The Laclede Group, Inc., which changed its name to Spire Inc. effective April 28, 2016. Laclede Gas and Alagasco are wholly owned subsidiaries of the Company. Collectively, Laclede Gas and Alagasco are referred to as the Utilities. This section includes management’s view of factors that affect the respective business of the Company, Laclede Gas, and Alagasco, explanations of past financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company's, Laclede Gas', and Alagasco's overall financial condition and liquidity.
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
•The results of litigation;

•
The availability of and access to, in general, funds to meet our debt obligations prior to or when they become due and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) operating cash flow, or (iii) access to the capital markets;

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

RESULTS OF OPERATIONS
Overview
The Company has two reportable segments: Gas Utility and Gas Marketing. Spire’s earnings are primarily derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. The Gas Utility segment consists of the regulated businesses of Laclede Gas and Alagasco. Due to the seasonal nature of the Utilities' business, earnings of Spire, Laclede Gas and Alagasco are typically concentrated during the heating season of November through April each fiscal year, though the rate design for the Missouri Utilities lessens the impact of weather volatility on Laclede Gas' customers during cold winters and tends to stabilize its earnings.
Gas Utility
Laclede Gas is Missouri’s largest natural gas distribution company and is regulated by the Missouri Public Service Commission (MoPSC). Laclede Gas serves St. Louis and eastern Missouri as "Laclede Gas" and serves Kansas City and western Missouri as "Missouri Gas Energy." Alagasco is the largest natural gas distribution utility in the state of Alabama and is regulated by the Alabama Public Service Commission (APSC). Alagasco’s service territory is located in central and northern Alabama. Among the cities served by Alagasco are Birmingham, the center of the largest metropolitan area in Alabama, and Montgomery, the state capital. The Utilities purchase natural gas through interstate and intrastate suppliers and distribute the purchased gas through their distribution facilities for sale to residential, commercial, and industrial customers and other end-users of natural gas at rates and in accordance with tariffs authorized by their regulators, and their earnings are primarily generated by the sale of heating energy. The Utilities also provide transportation services to large industrial and commercial customers located on its distribution system. These transportation customers, using the Utilities as their agent or acting on their own, purchase gas directly from marketers or suppliers and arrange for delivery of the gas into the Utilities’ distribution system. The Utilities charge a fee to transport such customer-owned gas through its distribution system to the customers’ facilities.
Gas Marketing
Laclede Energy Resources, Inc. (LER) is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. LER markets natural gas to utility transportation customers and large retail and wholesale customers across the Midwest. LER’s operations and customer base are more subject to fluctuations in market conditions than the Utilities. LER has a contract for 1 Bcf of natural gas storage expiring August 1, 2023 and has contracts for an additional 3.75 Bcf of storage that expire at various times through March 31, 2019.
Other
In addition to the Gas Utility and Gas Marketing segments, the Company's business includes certain other non-utility activities reported as Other. Other includes:

•	unallocated corporate costs, including certain debt and associated interest costs,

•
Laclede Pipeline Company, a subsidiary which operates a propane pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction, and Spire STL Pipeline LLC, a subsidiary that plans to build, own, operate and maintain a pipeline interconnecting with the Rockies Express pipeline to deliver gas to the St. Louis, Missouri area under FERC jurisdiction, and

•
Spire's subsidiaries that are engaged in compression of natural gas, oil production, real estate development, risk management, and financial investments in other enterprises, among other activities. All subsidiaries are wholly owned.

EARNINGS
Net income reported by Spire, Laclede Gas and Alagasco is determined in accordance with accounting principles generally accepted in the United States of America (GAAP). Management also uses the non-GAAP measures of net economic earnings, net economic earnings per share and operating margin when internally evaluating and reporting results of operations. These non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income.
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
Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. In addition, management excludes the impact related to unique acquisition, divestiture, and restructuring activities when evaluating on-going performance, and therefore excludes these impacts from net economic earnings. Management believes that this presentation provides a useful representation of operating performance by facilitating comparisons of year-over-year results. The definition and measurement of net economic earnings provided above is consistent with that used by management and the Board of Directors in assessing the Company's, Laclede Gas', and Alagasco's performance as well as determining performance under the Company's, Laclede Gas', and Alagasco's incentive compensation plans. Further, the Company believes this better enables an investor to view the Company's, Laclede Gas', and Alagasco's performance in that period on a basis that would be comparable to prior periods.
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
THREE MONTHS ENDED JUNE 30, 2016
SPIRE
Net Income and Net Economic Earnings
The following tables reconcile the Company's net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Consolidated	Per Diluted Share**
Three Months Ended June 30, 2016
Net Income (Loss) (GAAP)	$17.9	$(1.0)	$(6.2)	$10.7	$0.24
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	—	4.9	—	4.9	0.11
Lower of cost or market inventory adjustments	—	(0.1)	—	(0.1)	—
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.3)	—	(0.3)	(0.01)
Acquisition, divestiture and restructuring activities	0.2	—	1.6	1.8	0.04
Income tax effect of adjustments*	(0.1)	(1.7)	(0.6)	(2.4)	(0.06)
Weighted average shares adjustment	—	—	—	—	0.01
Net Economic Earnings (Loss) (Non-GAAP)**	$18.0	$1.8	$(5.2)	$14.6	$0.33

Three Months Ended June 30, 2015
Net Income (Loss) (GAAP)	$20.7	$1.0	$(7.6)	$14.1	$0.32
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	—	(2.9)	—	(2.9)	(0.07)
Lower of cost or market inventory adjustments	—	(0.4)	—	(0.4)	(0.01)
Realized loss on economic hedges prior to the sale of the physical commodity	—	2.5	—	2.5	0.06
Acquisition, divestiture and restructuring activities	0.8	—	2.7	3.5	0.08
Gain on sale of property	(7.6)	—	—	(7.6)	(0.17)
Income tax effect of adjustments*	2.6	0.3	(1.0)	1.9	0.04
Net Economic Earnings (Loss) (Non-GAAP)**	$16.5	$0.5	$(5.9)	$11.1	$0.25

*	Income taxes are calculated by applying effective federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**
Fiscal 2016 net economic earnings per share exclude the impact of the May 2016 equity issuance to fund a portion of the acquisition described in Note 10 to the financial statements in Item 1. The weighted average diluted shares used in the net economic earnings per share calculation for the three months ended June 30, 2016 was 43.5 million compared to 44.6 million in the GAAP diluted EPS calculation. Fiscal 2015 net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted EPS calculation.

Consolidated
Spire’s net income was $10.7 for the three months ended June 30, 2016, compared with $14.1 for the three months ended June 30, 2015. Basic and diluted earnings per share for the three months ended June 30, 2016 were $0.24, compared with basic and diluted earnings per share of $0.32 for the three months ended June 30, 2015. Net income decreased $3.4 as the effect of a $4.7 after-tax gain on the sale of property in the prior year was only partially offset by growth in the utility business. Spire's net economic earnings were $14.6 ($0.33 per diluted share) for the three months ended June 30, 2016, an increase of $3.5 from the $11.1 ($0.25 per diluted share) reported for the same period last year. The increase is primarily attributable to stronger results delivered by the Gas Utility and Gas Marketing segments, as described below.

Gas Utility
For the three months ended June 30, 2016, Gas Utility net income decreased by $2.8 versus the prior-year quarter. Stronger operating results delivered in the current-year quarter were more than offset by the inclusion of a $4.7 gain on the sale of property in the prior-year quarter's net income. Net economic earnings increased by $1.5 versus the prior-year quarter. The increase in net economic earnings, which excludes the gain on the sale of property, was driven by lower bad debt expenses and lower other operating expenses, partially offset by higher depreciation expense and higher income taxes. The changes in operating margin and operating expenses are further described below.
Gas Marketing
The Gas Marketing segment reported a net loss totaling $1.0 for the three months ended June 30, 2016, versus net income of $1.0 in the prior year. The result was driven by unfavorable fair market value adjustments, primarily on energy-related derivatives, incurred in the current-year quarter. Net economic earnings for the three months ended June 30, 2016 increased $1.3 compared with the three months ended June 30, 2015, reflecting higher overall volumes and stronger value associated with storage activity, partially offset by the effect of a narrowing spread reflective of the current market.
Operating Revenues and Operating Expenses
Reconciliations of the Company's operating margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2016
Operating revenues	$253.3	$2.3	$0.9	$(7.2)	$249.3
Natural and propane gas expense	61.1	2.5	—	(6.9)	56.7
Gross receipts tax expense	15.3	—	—	—	15.3
Operating margin (non-GAAP)	176.9	(0.2)	0.9	(0.3)	177.3
Depreciation and amortization	34.2	0.1	0.1	—	34.4
Other operating expenses	104.0	1.3	2.6	(0.3)	107.6
Operating income (loss) (GAAP)	$38.7	$(1.6)	$(1.8)	$—	$35.3

Three Months Ended June 30, 2015
Operating revenues	$261.2	$28.9	$1.0	$(15.9)	$275.2
Natural and propane gas expense	73.2	25.7	0.1	(15.6)	83.4
Gross receipts tax expense	15.1	0.1	—	—	15.2
Operating margin (non-GAAP)	172.9	3.1	0.9	(0.3)	176.6
Depreciation and amortization	32.5	0.1	0.1	—	32.7
Other operating expenses	102.0	1.5	4.7	(0.3)	107.9
Operating income (loss) (GAAP)	$38.4	$1.5	$(3.9)	$—	$36.0
Consolidated
As shown in the table above, Spire reported operating revenue decreases for the three months ended June 30, 2016 compared with the same period last year, with decreases in both Gas Utility and Gas Marketing. Spire's third quarter operating margin increased $0.7 compared with last year due primarily to increases in the Gas Utility segment, partly offset by lower results in the Gas Marketing segment. Depreciation and amortization expenses were up in the Gas Utility segment, reflecting the higher levels of capital investment undertaken in the past fifteen months. Other operating expenses and operating income for the third quarter were comparable to last year as the effects of some reduced cost were offset by the effect of the prior year's gain on sale of property. These fluctuations are described in more detail below.

Gas Utility
Operating Revenues – Gas Utility operating revenues for the three months ended June 30, 2016 were $253.3, or $7.9 less than the same period last year. The net decrease in Gas Utility operating revenues was attributable to the following factors:

Lower wholesale gas costs passed on to customers	$(16.5)
Higher system sales volumes	4.3
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	3.3
Alagasco – Lower Rate Stabilization and Equalization (RSE) revenue reduction	2.8
Lower off-system sales and capacity release	(1.8)
Higher gross receipts taxes (GRT)	0.3
All other variations	(0.3)
Total Variation	$(7.9)
As shown, the decrease was primarily attributable to lower revenues reflecting the decline in wholesale gas costs and lower off-system sales. These decreases were partially offset by the effects of higher volumes due to slightly colder weather (higher degree days), higher ISRS charges within the Missouri Utilities, and the adjustments under the RSE rate-setting process. Under the RSE, the APSC conducts quarterly reviews of the expected rate of return on average common equity for the full year, and reductions in rates can be made quarterly to bring the projected return to within the allowed range. The net reduction recorded in the third quarter of fiscal 2016 was $2.8 less than in last year's third quarter.
Operating Margin – Gas Utility operating margin was $176.9 for the three months ended June 30, 2016, a $4.0 increase over the same period last year. The net increase was attributable to the following factors:

Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	$3.3
Alagasco – Lower Rate Stabilization and Equalization (RSE) revenue reduction	2.8
Other variations, including timing of gas cost recoveries	(2.1)
Total Variation	$4.0
The increase in operating margin was primarily attributable to $3.3 higher ISRS charges within the Missouri Utilities for the current quarter, and Alagasco's RSE adjustment that was $2.8 less than in the prior year. These favorable impacts were partly offset by a $2.4 unfavorable effect from the timing of gas cost recoveries in the quarter. While lower gas costs negatively impact revenues, their impact on operating margin is minimal due to the related pass-through mechanisms, including the PGA clause for the Missouri Utilities and the GSA rider for the Alabama Utility.
Operating Expenses – Depreciation and amortization expenses for the three months ended June 30, 2016 increased $1.7 from last year, primarily due to the higher levels of capital expenditures undertaken over the last fifteen months. Other operating expenses for the three months ended June 30, 2016 are $2.0 higher than the same period in the prior year, largely due to the prior year including the $7.6 gain on the sale of property. Excluding this gain, other operating expenses were $5.6 below prior year levels due to lower bad debt expense (reflecting the impact of warmer weather experienced during the heating season) and employee-related costs.
Gas Marketing
Operating Revenues – Operating revenues decreased $26.6 versus the prior-year period, as the effect of higher total volumes was more than offset by lower general pricing levels, the effect of increased trading activities, and unfavorable mark-to-market adjustments on derivatives. Under GAAP, revenues associated with trading activities are presented net of related costs. Average pricing for the quarter ended June 30, 2016 was approximately $2.031/MMBtu versus approximately $2.705/MMBtu for the quarter ended June 30, 2015.
Operating Margin – Gas Marketing operating margin during the three months ended June 30, 2016 decreased $3.3 from the same period last year. The decrease in operating margin is primarily due to the negative $5.3 mark-to-market impact of fair value adjustments and narrowing spread, partially offset by the favorable impact of higher overall volumes and stronger value associated with storage activity.
Interest Charges
Consolidated interest charges during the three months ended June 30, 2016 increased by $1.6 from the same period last year. The increase was driven by charges related to a temporary bridge facility secured and liquidated during the third quarter of this year, combined with higher interest rates on the $250.0 senior floating notes. Also, for the three months ended June 30, 2016 and 2015, average short-term borrowings were $208.5 and $205.4, respectively, and the average interest rates on these borrowings were 0.9% and 0.8%, respectively.

Income Taxes
Consolidated income tax expense during the three months ended June 30, 2016 increased $2.2 versus the prior-year quarter. The effective tax rate for the current quarter was 38.9% versus 24.6% in the prior-year period. The effective tax rate for the current-year quarter includes tax expense associated with a valuation allowance on deferred tax assets. The effective tax rate for the prior-year quarter reflects the benefit of adjustments from the prior year tax return filing.
LACLEDE GAS

	Three Months Ended June 30,
	2016	2015
Operating revenues	$179.3	$187.5
Natural and propane gas expense	48.0	57.5
Gross receipts tax expense	11.5	11.6
Operating margin (non-GAAP)	119.8	118.4
Depreciation and amortization	22.3	20.7
Other operating expenses	68.1	63.2
Operating income (GAAP)	$29.4	$34.5
Net Income	$13.9	$20.0
Operating revenues for the three months ended June 30, 2016 decreased $8.2 from the same period last year primarily due to $12.3 in lower wholesale gas costs passed on to customers, and $1.8 in lower off-system sales and capacity release. These decreases were partially offset by a $3.3 increase in ISRS charges and the $2.9 favorable impact of higher gas usage by customers. Operating margin for the three months ended June 30, 2016 increased $1.4 from the same period last year. Other operating expenses for the three months ended June 30, 2016 increased $4.9, largely attributable to a $7.6 gain on the sale of property in the prior year. Excluding this gain, other operating expenses declined $2.7 versus the prior year due primarily to favorable bad debt experience and lower employee-related expenses. Depreciation and amortization increased $1.6 in the current quarter versus the prior year due to higher capital investments. Resulting net income for the three months ended June 30, 2016 decreased $6.1 from the same period last year.
Temperatures in Laclede Gas’ service areas during the three months ended June 30, 2016 were 18.0% colder than the same period last year, resulting in higher usage on a year-over-year comparative basis, but 11% warmer than normal. The Missouri Utilities' total system therms sold and transported were 237.3 million for the three months ended March 31, 2016, compared with 218.3 million for the same period last year, including a 1.4 million decrease in off-system sales. Total off-system therms sold and transported were 15.5 million for the three months ended March 31, 2016, compared with 16.9 million for the same period last year.

ALAGASCO

	Three Months Ended June 30,
	2016	2015
Operating revenues	$74.0	$73.7
Natural gas expense	13.1	15.7
Gross receipts tax expense	3.8	3.5
Operating margin (non-GAAP)	57.1	54.5
Depreciation and amortization	11.9	11.8
Other operating expenses	35.9	38.8
Operating income (GAAP)	$9.3	$3.9
Net Income	$4.0	$0.7
Operating revenues for the three months ended June 30, 2016 increased $0.3 from the same period last year. A $2.8 reduction in RSE adjustments compared to the prior year quarter, a $1.4 increase in customer usage, and a $0.3 increase in gross receipts taxes passed through to customers were largely offset by $4.2 lower gas prices passed through to customers. Operating margin increased $2.6 as the effect of lower gas prices was more than offset by favorable timing of gas cost recovery and the lower RSE adjustments. Depreciation and amortization expenses for the three months ended June 30, 2016 were comparable to the same period last year. Other operating expenses were $2.9 lower, primarily due to lower employee costs and favorable bad debt experience. Net income during the three months ended June 30, 2016 increased $3.3 from the same period last year, primarily due to the factors discussed above.
Temperatures in Alagasco's service area during the three months ended June 30, 2016 were 34% colder than a year ago, but 26% warmer than normal. Alagasco's total system therms sold and transported were 191.3 million for the three months ended June 30, 2016, compared with 170.5 million for the same period last year.
For further information on the GSA and RSE mechanisms, please see Note 1, Summary of Significant Accounting Policies, and Note 15, Regulatory Matters, of Alagasco's Annual Report on Form 10-K for the period ended September 30, 2015.

NINE MONTHS ENDED JUNE 30, 2016
SPIRE
Net Income and Net Economic Earnings
The following tables reconcile the Company's net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share**
Nine Months Ended June 30, 2016
Net Income (Loss) (GAAP)	$169.6	$2.8	$(14.0)	$158.4	$3.60
Adjustments, pre-tax:
Unrealized (gain) loss on energy-related derivatives	(0.1)	3.0	—	2.9	0.07
Lower of cost or market inventory adjustments	—	0.6	—	0.6	0.01
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.9)	—	(0.9)	(0.02)
Acquisition, divestiture and restructuring activities	1.6	—	3.5	5.1	0.12
Income tax effect of adjustments*	(0.6)	(1.0)	(1.3)	(2.9)	(0.07)
Weighted average shares adjustment	—	—	—	—	0.03
Net Economic Earnings (Loss) (Non-GAAP)	$170.5	$4.5	$(11.8)	$163.2	$3.74

Nine Months Ended June 30, 2015
Net Income (Loss) (GAAP)	$166.5	$3.5	$(14.4)	$155.6	$3.59
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	(0.1)	(3.4)	—	(3.5)	(0.09)
Realized loss on economic hedges prior to the sale of the physical commodity	—	2.6	—	2.6	0.06
Acquisition, divestiture and restructuring activities	1.7	—	4.8	6.5	0.15
Gain on sale of property	(7.6)	—	—	(7.6)	(0.17)
Income tax effect of adjustments*	2.3	0.3	(1.8)	0.8	0.02
Net Economic Earnings (Loss) (Non-GAAP)	$162.8	$3.0	$(11.4)	$154.4	$3.56

*	Income taxes are calculated by applying effective federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**
Fiscal 2016 net economic earnings per share exclude the impact of the May 2016 equity issuance to fund a portion of the acquisition described in Note 10 to the financial statements in Item 1. The weighted average diluted shares used in the net economic earnings per share calculation for the nine months ended June 30, 2016 was 43.5 million compared to 43.8 million in the GAAP diluted EPS calculation. Fiscal 2015 net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted EPS calculation.

Consolidated
Spire’s net income was $158.4 for the nine months ended June 30, 2016, compared with $155.6 for the nine months ended June 30, 2015. Basic and diluted earnings per share for the nine months ended June 30, 2016 were $3.62 and $3.60, respectively, compared with basic and diluted earnings per share of $3.59 for the nine months ended June 30, 2015. Net income increased $2.8, including the effect of the $4.7 after-tax gain on sale of property in the prior year, driven by higher income in the Gas Utility segment. Net economic earnings were $163.2 ($3.74 per diluted share) for the nine months ended June 30, 2016, up from $154.4 ($3.56 per diluted share) for the same period last year, reflecting improvements for both Gas Utility and Gas Marketing. These fluctuations are described in more detail below.
Gas Utility
Gas Utility net income and net economic earnings increased by $3.1 and $7.7, respectively, for the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015. The change in net income was smaller primarily due to the $4.7 after-tax gain on sale of property in the prior year. As discussed in more detail below, improvements in both measures were primarily due to decreases in other operating expenses, partially offset by lower operating margin and higher income taxes.

Gas Marketing
The Gas Marketing segment reported net income totaling $2.8 for the nine months ended June 30, 2016, a decrease of $0.7 compared with the same period last year due to less favorable mark-to-market activity in the current year. Net economic earnings for the nine months ended June 30, 2016 increased $1.5 from the same period last year, driven by increased volumes and stronger value associated with storage activity, partially offset by the effect of a narrowing spread.
Operating Revenues and Operating Expenses
Reconciliations of the Company's operating margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2016
Operating revenues	$1,265.5	$23.1	$2.6	$(33.2)	$1,258.0
Natural and propane gas expense	496.0	13.9	—	(32.3)	477.6
Gross receipts tax expense	65.0	0.1	—	—	65.1
Operating margin (non-GAAP)	704.5	9.1	2.6	(0.9)	715.3
Depreciation and amortization	101.5	0.1	0.4	—	102.0
Other operating expenses	312.9	4.3	7.0	(0.9)	323.3
Operating income (loss) (GAAP)	$290.1	$4.7	$(4.8)	$—	$290.0

Nine Months Ended June 30, 2015
Operating revenues	$1,692.6	$135.2	$2.8	$(58.4)	$1,772.2
Natural and propane gas expense	902.1	124.8	0.3	(57.6)	969.6
Gross receipts tax expense	86.1	0.2	—	—	86.3
Operating margin (non-GAAP)	704.4	10.2	2.5	(0.8)	716.3
Depreciation and amortization	96.7	0.3	0.4	—	97.4
Other operating expenses	326.1	4.2	8.4	(0.8)	337.9
Operating income (loss) (GAAP)	$281.6	$5.7	$(6.3)	$—	$281.0
Consolidated
As shown in the table above, Spire's operating revenues for the nine months ended June 30, 2016 decreased at both Gas Utility and Gas Marketing, largely due to lower gas prices. Spire's operating margin decreased $1.0 compared with the same nine-month period last year due primarily to lower Gas Marketing results. Depreciation and amortization expenses were higher in the Gas Utility segment. Other operating expenses decreased, primarily due to lower operating expenses within the Missouri Utilities, resulting in higher operating income in the current year. These fluctuations are described in more detail below.
Gas Utility
Operating Revenues – Gas Utility operating revenues for the nine months ended June 30, 2016 were $1,265.5, or $427.1 less than the same period last year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Lower wholesale gas costs passed on to customers	$(251.0)
Lower system sales volumes	(145.6)
Lower off-system sales and capacity release	(26.3)
Lower gross receipts taxes (GRT)	(22.0)
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	9.8
Alagasco – Lower Rate Stabilization and Equalization (RSE) revenue reduction	9.7
Other variations	(1.7)
Total Variation	$(427.1)

As shown, the decrease was primarily attributable to the decline in natural gas pricing, lower sales volumes due to warmer weather, and the related decrease in gross receipts taxes. These decreases were partially offset by higher ISRS charges within the Missouri Utilities and lower RSE adjustments at Alagasco.
Operating Margin – Gas Utility operating margin was $704.5 for the nine months ended June 30, 2016, a $0.1 increase over the same period last year. The increase was attributable to the following factors:

Lower system sales volumes	$(28.9)
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	9.8
Alagasco – Lower Rate Stabilization and Equalization (RSE) revenue reduction	9.7
Other variations, including timing of gas cost recoveries	9.5
Total Variation	$0.1
The negative volume impact that resulted from the warmer weather in the current year was mitigated by the favorable impacts of the Missouri Utilities' ISRS charges, Alagasco's lower RSE adjustments, and the timing of gas cost recoveries. Since gas costs and GRT are passed through to customers, their impact on operating margin is minimal.
Operating Expenses – Depreciation and amortization expenses for the nine months ended June 30, 2016 increased $4.8 from the same period last year due to the increased capital investments over the past year. Other operating expenses for the nine months ended June 30, 2016 decreased $13.2 from last year, partially attributable to the warmer weather, with lower employee-related expenses at both the Missouri and Alabama Utilities and lower bad debt expense in the current year.
Gas Marketing
Operating Revenues – Gas Marketing operating revenues during the nine months ended June 30, 2016 decreased $112.1 from the same period last year, as the effect of higher total volumes was more than offset by lower general pricing levels, the effect of increased trading activities, and unfavorable mark-to-market adjustments on derivatives. Under GAAP, revenues associated with trading activities are presented net of related costs. Overall commodity pricing in the current year is $1.139/MMBtu below the prior year.
Operating Margin – Gas Marketing operating margin during the nine months ended June 30, 2016 decreased $1.1 from the same period last year. The decrease in operating margin is primarily due to a narrowing spread and $3.5 unfavorable fair value adjustments, partially offset by the favorable impact of higher overall volumes and stronger value associated with storage activity.
Interest Charges
Consolidated interest charges during the nine months ended June 30, 2016 are $1.6 higher than the same period last year. Interest expense reductions from the refinancing of $115.0 in Alagasco long-term debt in September and December of 2015 have been offset by higher charges on short-term borrowings and charges related to a temporary bridge facility secured and liquidated during the third quarter of this year. For the nine months ended June 30, 2016 and 2015, average short-term borrowings were $297.9 and $307.1, respectively, and the average interest rates on these borrowings were 0.9% and 0.7%, respectively.
Income Taxes
Consolidated income tax expense during the nine months ended June 30, 2016 increased $5.8 from the same period last year primarily as a result of higher pre-tax book income and an effective tax rate of 32.9% in the current year versus 31.6% in the prior-year period. The higher current-year rate includes tax expense associated with a valuation allowance on deferred tax assets. The effective tax rate for the prior-year period reflects the benefit of adjustments from the prior year tax return filing.

LACLEDE GAS

	Nine Months Ended June 30,
	2016	2015
Operating revenues	$943.2	$1,265.6
Natural and propane gas expense	440.6	743.6
Gross receipts tax expense	49.7	66.0
Operating margin (non-GAAP)	452.9	456.0
Depreciation and amortization	66.0	61.4
Other operating expenses	205.4	214.7
Operating income (GAAP)	$181.5	$179.9
Net Income	$107.6	$108.9
Operating revenues during the nine months ended June 30, 2016 decreased $322.4 from the same period last year primarily due to $196.0 lower wholesale gas costs passed on to customers, a $91.0 volume decrease related to the current year's warmer weather, $26.3 lower off-system sales and capacity release and lower gross receipts tax collections of $17.2. These impacts were only slightly offset by ISRS charges totaling $9.8. Operating margin decreased $3.1 primarily due to lower volume, offset partly by higher ISRS charges. Other operating expenses during the nine months ended June 30, 2016 decreased $9.3 from the same period last year, partly offset by higher depreciation. Excluding the benefit of last year's gain on sale of property, the other operating expense decrease was $16.9. The decrease in other operating expenses was driven by lower employee-related costs and lower bad debts. Income tax expense in the current year increased $3.5 due to slightly higher pre-tax book income and a higher effective tax rate. Net income decreased $1.3, primarily due to the factors discussed above.
Temperatures in Laclede Gas’ service areas during the nine months ended June 30, 2016 were 20% warmer than the same period last year, resulting in lower gas usage and operating revenues on a year-over-year comparative basis, and 19% warmer than normal. The Missouri Utilities' total system therms sold and transported were 1,490.4 million for the nine months ended June 30, 2016, compared with 1,714.1 million for the same period last year, including a 12.0 million decrease in off-system sales. Total off-system therms sold and transported were 180.0 million for the nine months ended June 30, 2016, compared with 192.0 million for the same period last year.
ALAGASCO

	Nine Months Ended June 30,
	2016	2015
Operating revenues	$322.3	$427.0
Natural gas expense	55.4	158.5
Gross receipts tax expense	15.3	20.1
Operating margin (non-GAAP)	251.6	248.4
Depreciation and amortization	35.5	35.3
Other operating expenses	107.5	111.4
Operating income (GAAP)	$108.6	$101.7
Net Income	$62.0	$57.6

Operating revenues for the nine months ended June 30, 2016 decreased $104.7 from the same period last year. The primary drivers were $55.0 lower natural gas prices passed on to customers, the $54.6 impact of lower cycle customer usage due to the warmer weather, and $4.8 lower gross receipts taxes, offset partly by RSE adjustments. Operating margin increased $3.2 versus the prior period due to RSE adjustments and favorable timing of gas cost recoveries offsetting the impacts of the lower volume. Other operating expenses for the nine months ended June 30, 2016 decreased $3.9 from the same period last year primarily driven by decreases in labor and employee-related expenses. Net income for the nine months ended June 30, 2016 increased $4.4 from the same period last year, primarily due to the factors discussed above.
Temperatures in Alagasco's service area during the nine months ended June 30, 2016 were 30% warmer than the same period last year and 24% warmer than normal. Alagasco's total system therms sold and transported were 673.7 million for the nine months ended June 30, 2016, compared with 710.6 million for the same period last year.

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
Laclede Gas
On November 12, 2015, the MoPSC approved an incremental ISRS amount of $4.4 for Laclede Gas' eastern Missouri service territory and $1.9 for MGE, effective December 1, 2015, bringing total annualized ISRS revenue to $19.6 for Laclede Gas' eastern Missouri service territory and $6.7 for MGE's service territory. On May 19, 2016 the MoPSC approved an incremental ISRS amount of $5.4 for Laclede Gas’ eastern Missouri service territory and $3.6 for MGE, effective May 31, 2016. This brings the total annualized ISRS revenues to $25.0 and $10.3 respectively.
On January 15, 2016, the Missouri Office of the Public Counsel (OPC) filed an appeal to Missouri’s Western District Court of Appeals of the Commission’s November 12 ISRS decision approving the process of updating ISRS applications during the pendency of the case. On May 18, OPC filed its initial brief before the Court and on June 17, 2016, the Company filed its initial brief. In the next ISRS case, the OPC raised the same issue and the Commission came to the same result. On June 30, 2016, the OPC filed a similar appeal to Missouri's Western Court of Appeals related to the May 19 decision. Laclede Gas believes the Commission’s decision in both ISRS cases was lawful and reasonable, and intends to vigorously oppose the appeals.
On October 28, 2015, Laclede Gas’ eastern Missouri service territory and MGE both filed for PGA reductions that were approved and became effective November 6, 2015, which decreased the average residential customer's bill by 9% and 5%, respectively. On March 4, 2016, Laclede Gas’ eastern Missouri service territory and MGE both filed for PGA reductions that were approved and became effective March 21, 2016, which decreased the average residential customer's bill by 3.5% and 3.3%, respectively.
On April 15, 2015, Laclede Gas filed for a new financing authorization to issue long-term debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements through September 30, 2018, in the amount of $550.0. On February 10, 2016, the MoPSC issued an order authorizing Laclede Gas long-term financing authority for $300.0 for financings placed any time before September 30, 2018. On March 31, 2016, Laclede Gas filed an appeal with Missouri's Western District Court of Appeals challenging the level of authority. On July 20, 2016, the Company filed its initial brief in the appeal.
On April 26, 2016, OPC filed a complaint to address whether the gas rates of the Missouri Utilities are just and reasonable. OPC alleged that the Missouri Utilities were overearning based on an unadjusted return on equity for fiscal 2015. We believe that complaint lacks merit and is flawed in several respects, and we will vigorously defend our position that our rates are just and reasonable. On May 20, 2016, the MoPSC Staff (Staff) filed a response stating that “OPC has not adequately supported its claims of overearning by Laclede and MGE,” and asked the Commission to deny OPC’s request to have Staff do an investigation. On May 31, 2016, Laclede filed its answer as well as a motion to dismiss. On July 12, 2016, the Commission issued an order denying the motion to dismiss but also relieving Staff of the duty to perform an investigation. On July 22, Laclede filed a motion for reconsideration and, in the alternative, motion to stay the complaint.
Alagasco
Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983 (see the 2015 Form 10-K for more detail). Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. The quarterly point of test reductions from rate year 2015 went into effect October 1, 2015 for $4.4 and December 1, 2015 for $12.2. Alagasco filed a $4.6 reduction for rate year 2016, effective December 1, 2015. There was no RSE reduction for the January 31, 2016 quarterly point of test. Related to the April 30, 2016 quarterly point of test, Alagasco recorded a $5.8 RSE reduction to operating revenues, which the APSC ordered, dated June 20, 2016, be applied to the Gas Supply Adjustment (GSA) balance. As of June 30, 2016, Alagasco recorded an estimated $4.5 RSE reduction to operating revenues to bring the expected rate of return on average common equity at the end of the year to within the allowed range of return.

The inflation-based Cost Control Mechanism (CCM), established by the APSC, allows for annual increases to operations and maintenance (O&M) expense, with savings below a defined level shared 50/50 with the customer and three-quarters of costs above a defined level returned to customers (see the 2015 Form 10-K for more detail). A CCM benefit to the company for such cost saving of $4.7 related to, and accrued in, fiscal 2015 went into rates effective December 1, 2015. For GAAP purposes, as of June 30, 2016, Alagasco accrued an estimated CCM benefit for Rate Year 2016 of $6.0.
On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability set up for Alagasco. Refunds from such will be passed back to eligible customers on a declining basis through rate year 2019 pursuant to the terms of this Negative Salvage Rebalancing (NSR) rider (see the 2015 Form 10-K for more detail). Through June 30, 2016, $8.3 of the customer refund has been returned to customers, and $18.7 is remaining to be refunded to customers.
Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a Temperature Adjustment Rider mechanism, also included in the GSA, which is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings (see the 2015 Form 10-K for more detail). Effective December 1, 2015, adjustments to the GSA will provide customers a refund of approximately $13.0 on an annualized basis. As of June 30, 2016, a $27.4 temperature adjustment has been booked to the GSA account reflecting weather that has been 24% warmer than normal. Effective July 1, 2016, adjustments were made to the GSA, reflecting a $19.3 increase on an annualized basis, to recover the deferred amounts related to the warmer than normal weather.
On March 25, 2016, Alagasco filed an application with the APSC for an intercompany revolving credit agreement allowing Alagasco to borrow from Spire in a principal amount not to exceed $200.0 at any time outstanding in combination with its bank line of credit, and to loan to Spire in a principal amount not to exceed $25.0 at any time outstanding. Borrowings may be used for the following purposes: (a) increasing working capital requirements; (b) financing construction requirements related to additions, extensions, and replacements of the distribution systems; and (c) financing other expenditures that may arise from time to time in the normal course of business. The application was approved by an APSC order dated April 5, 2016.
Spire
In addition to the matters described above, Spire initiated the following regulatory interactions during the nine months ended June 30, 2016.
On May 20, 2016, Spire Inc., Sempra, EnergySouth and Willmut Gas jointly filed with the Mississippi Public Service Commission to request approval of the indirect change of control of Willmut Gas, as discussed further in Note 10 to the financial statements in Item 1.
On July 22, 2016, the proposed project of Spire STL Pipeline LLC, a wholly owned subsidiary of Spire Inc., was accepted into the pre-filing process at the FERC. The proposal outlined the plan to build, own, operate, and maintain a pipeline interconnecting with the Rockies Express pipeline to deliver natural gas to the St. Louis, Missouri area. As an interstate project, the Spire STL Pipeline will be reviewed for siting and permitting by the FERC, which will be the lead agency for other federal, state, and local permitting authorities.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies used in the preparation of our financial statements are described in Item 7 of the Company's, Laclede Gas', and Alagasco's Annual Reports on Form 10-K for the fiscal year ended September 30, 2015 and include the following:

•	Regulatory accounting,

•	Revenue recognition,

•	Goodwill,

•	Employee benefits and postretirement obligations, and

•	Asset retirement obligations.
There were no significant changes to these critical accounting policies during the nine months ended June 30, 2016.
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

	Nine Months Ended June 30,
Cash Flow Summary	2016	2015
Net cash provided by operating activities	$356.9	$366.3
Net cash used in investing activities	(196.8)	(211.9)
Net cash used in financing activities	(169.0)	(164.8)
For the nine months ended June 30, 2016, net cash provided by operating activities declined $9.4 from the corresponding period of fiscal 2015. The change is primarily due to fluctuations in working capital, as mentioned above, largely driven by the relative weather conditions during the periods.
For the nine months ended June 30, 2016, net cash used in investing activities was $15.1 less than the same period in the prior year partially as a result of an $8.6 payment last year for the final reconciliation amount associated with the Alagasco acquisition. In addition, capital expenditures were $7.6 lower in the first nine months of fiscal 2016 compared to the same period of fiscal 2015. Despite the lower spending to this point in the fiscal year, the Company expects capital expenditures to total approximately $310 for the year ending September 30, 2016, or roughly $20 higher than fiscal 2015.

Lastly, for the nine months ended June 30, 2016, net cash used in financing activities was $4.2 higher than for the nine months ended June 30, 2015. This change primarily reflects the combination of a significant increase in short-term borrowing repayments largely offset by the May 2016 common stock issuance discussed below.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Spire had short-term investments ranging from $0 to $100.0 in the nine months ended June 30, 2016, but none outstanding at the end of the period. The invested funds included a portion of the proceeds from the issuance and sale by the Company of 2,185,000 shares of the Company's common stock in preparation for the EnergySouth acquisition described in Note 10 to the financial statements in Item 1. Due to lower yields available to Spire on short-term investments, the Company elected to provide a portion of Laclede Gas' and Alagasco's short-term funding through intercompany lending during the nine months ended June 30, 2016.
Neither Laclede Gas nor Alagasco had any short-term investments as of or in the nine months ended June 30, 2016.
Bank deposits were used to support working capital needs of the business.
Short-term Debt
The Utilities' short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At June 30, 2016, Laclede Gas had a syndicated line of credit of $450.0 in place with nine banks that matures on September 3, 2019. The largest portion provided by a single bank under the line is 15.6%. The Laclede Gas line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 47% of total capitalization on June 30, 2016.
On September 2, 2014, Alagasco entered into a $150.0 syndicated line of credit with twelve banks and extinguished the line that was in place prior to its acquisition by Spire. The largest portion provided by a single bank is 10%. The line of credit, which matures on September 2, 2019, has a covenant limiting total debt to 70% of Alagasco's total capital. As defined in the line of credit, total debt was 25% of total capitalization on June 30, 2016.
Short-term cash requirements outside of the Utilities have generally been funded by internally generated funds or borrowings by Spire under its $150.0 syndicated line of credit with nine banks maturing on September 3, 2019, with the largest portion provided by a single bank being 15.6%. The line of credit has a covenant limiting the total consolidated debt of Spire to no more than 70% of its total consolidated capitalization. As defined in the line of credit, this ratio stood at 52% on June 30, 2016.
Spire
Information about Spire's consolidated short-term borrowings (excluding any current portion of long-term debt) during the nine months ended June 30, 2016 and as of June 30, 2016, is presented below:

	Spire Bank Line Borrowings	Laclede Gas Commercial Paper Borrowings	Alagasco Bank Line Borrowings	Total Short-Term Borrowings
Nine Months Ended June 30, 2016
Weighted average borrowings outstanding	$50.8	$212.3	$34.8	$297.9
Weighted average interest rate	1.6%	0.7%	1.4%	0.9%
Range of borrowings outstanding	$0.0 - $74.0	$43.0 - $307.2	$0.0 - $61.0	$73.1 - $427.2
As of June 30, 2016
Borrowings outstanding at end of period	$—	$97.6	$—	$97.6
Weighted average interest rate	—%	0.8%	—%	0.8%
Based on average short-term borrowings for the nine months ended June 30, 2016, an increase in the average interest rate of 100 basis points would decrease the Company's pre-tax earnings and cash flows by approximately $3.0 on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Laclede Gas
Information about Laclede Gas' short-term borrowing during the nine months ended June 30, 2016 and as of June 30, 2016, is presented below:

	Laclede Gas Commercial Paper Borrowings	Laclede Gas Borrowings from Spire	Total Short-Term Borrowings
Nine Months Ended June 30, 2016
Weighted average borrowings outstanding	$212.3	$11.8	$224.1
Weighted average interest rate	0.7%	0.8%	0.7%
Range of borrowings outstanding	$43.0 - $307.2	$0.0 - $114.2	$127.8 - $307.2
As of June 30, 2016
Borrowings outstanding at end of period	$97.6	$38.8	$136.4
Weighted average interest rate	0.8%	0.8%	0.8%
Based on average short-term borrowings for the nine months ended June 30, 2016, an increase in the average interest rate of 100 basis points would decrease Laclede Gas' pre-tax earnings and cash flows by approximately $2.2 on an annual basis, portions of which may be offset through the application of PGA carrying costs.
Alagasco
Information about Alagasco's short-term borrowing (excluding the current portion of long-term debt) during the nine months ended June 30, 2016 and as of June 30, 2016, is presented below:

	Alagasco Bank Line Borrowings	Alagasco Borrowings from Spire	Total Short-Term Borrowings
Nine Months Ended June 30, 2016
Weighted average borrowings outstanding	$34.8	$3.1	$37.9
Weighted average interest rate	1.4%	1.4%	1.4%
Range of borrowings outstanding	$0.0 - $61.0	$0.0 - $39.6	$19.0 - $61.0
As of June 30, 2016
Borrowings outstanding at end of period	$—	$37.8	$37.8
Weighted average interest rate	—%	1.4%	1.4%
Based on average short-term borrowings for the nine months ended June 30, 2016, an increase in the average interest rate of 100 basis points would decrease Alagasco's pre-tax earnings and cash flows by approximately $0.4 on an annual basis, portions of which may be offset through the application of SGA carrying costs.
Long-term Debt and Equity
Spire
At June 30, 2016, excluding unamortized discounts and net hedging gains, Spire had fixed-rate long-term debt totaling $1,603.8 and floating rate debt totaling $250.0, of which $810.0 was issued by Laclede Gas and $250.0 was issued by Alagasco. With the exception of the $250.0 floating rate senior notes issued by Spire in August 2014, the long-term debt issues are fixed-rate and are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities' regulated operations, losses or gains on early redemptions of long-term debt have been deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Company's $1,710.0 senior long-term debt, $25.0 has no call options, $710.0 has make-whole call options, $725.0 is callable at par one to six months prior to maturity and $250.0 is callable at par one year prior to maturity. The remainder of the Company's long-term debt is $143.8 of junior subordinated notes associated with its equity units. None of the debt has any put options.
Spire entered into a master note purchase agreement on June 20, 2016 with certain institutional purchasers pursuant to which Spire has committed to issue a total of $165.0 unsecured notes in the private placement market. These notes are being issued to fund a portion of the purchase price for the EnergySouth acquisition described in Note 10 to the financial statements in Item 1, and will settle on or about the date that the acquisition closes. The interest rate to be paid on the notes will depend on the settlement date. Tranche A of the notes for $35.0 will mature on September 1, 2021, and will bear interest between 2.49% and 2.61%. Tranche B for $130.0 will mature 10 years from the settlement date and will bear interest between 3.11% and 3.19%.
On May 17, 2016, the Company completed a public offering of 2,185,000 shares of its common stock, generating $133.2 of proceeds net of issuance costs, which are to be used to fund a portion of the purchase price of the EnergySouth acquisition.
Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 168,698 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 111,959 and 107,307 shares at June 30, 2016 and July 31, 2016, respectively, remaining available for issuance under its Form S-3. Spire also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities, which expires August 6, 2016. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.
Consolidated capitalization at June 30, 2016 consisted of 49.3% of Spire common stock equity and 50.7% of long-term debt, compared to 47.0% of Spire common stock equity and 53.0% of long-term debt at September 30, 2015.
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
Laclede Gas capitalization at June 30, 2016 consisted of 57.3% of common stock equity and 42.7% of long-term debt compared to 56.2% of common stock equity and 43.8% of long-term debt at September 30, 2015.
Alagasco
All of Alagasco's $250.0 long-term debt issues have make-whole call options. None of the debt has any put options.
Alagasco has no standing authority to issue long-term debt and must petition the APSC for each planned issuance. On February 3, 2015, Alagasco received authorization and approval from the APSC to borrow $80.0 for the purpose of refinancing $80.0 of existing debt scheduled to mature on December 1, 2015. Pursuant to this authorization and an earlier authorization for a $35.0 debt issuance, Alagasco entered into a master note purchase agreement on June 5, 2015 with certain institutional purchasers pursuant to which Alagasco committed to issue $115.0 unsecured notes in the private placement market: $35.0 at a rate of 3.21% for 10 years which settled on September 15, 2015, and $80.0 at a rate of 4.31% for 30 years which settled on December 1, 2015. Alagasco used the net proceeds of the private placements to refinance existing indebtedness and for general corporate purposes.
Alagasco's capitalization at June 30, 2016 consisted of 78.0% of common stock equity and 22.0% of long-term debt compared to 83.7% of common stock equity and 16.3% of long-term debt at September 30, 2015.
The Company’s, Laclede Gas', and Alagasco's access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company, Laclede Gas and Alagasco are considered to be investment grade, but are subject to review and change by the rating agencies.
It is management’s view that the Company, Laclede Gas, and Alagasco have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, interest payments of long-term debt, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

CONTRACTUAL OBLIGATIONS
During the nine months ended June 30, 2016, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company's, Laclede Gas', and Alagasco's Form 10-K for the period ended September 30, 2015.

MARKET RISK
There were no material changes in the Company's commodity price risk or counterparty credit risk as of June 30, 2016 relative to the corresponding information provided as of September 30, 2015 in the Company's Annual Report on Form 10-K.
During the second quarter of fiscal 2016, Spire entered into five-year interest rate swap transactions with a fixed interest rate of 1.776% and a notional amount of $105.0 to protect itself against adverse movement in interest rates in anticipation of the issuance of long-term debt in 2017. During the third quarter of 2016, the Company entered into seven-year swap transactions with an average fixed interest rate of 1.501% and a notional amount of $120.0 to hedge against additional debt expected to be issued in 2017 or early 2018. As a result, $2.2 and $4.0 mark-to-market losses were recognized for the three and nine months ended June 30, 2016, respectively.
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

ENVIRONMENTAL MATTERS
The Missouri Utilities and Alagasco own and operate natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Laclede Gas', or Alagasco's financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas and Alagasco may be required to incur additional costs. For information relative to environmental matters, see Note 9, Commitments and Contingencies, of the Notes to Financial Statements included in Item 1.

OFF-BALANCE SHEET ARRANGEMENTS
At June 30, 2016, the Company had no off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no changes in Laclede Gas’ internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, Laclede Gas’ internal control over financial reporting.
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
There were no changes in Alagasco's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, Alagasco's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The only repurchase of Spire's common stock in the quarter would be pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. During the three months ended June 30, 2016, there were no such repurchases of Spire's common stock.
Laclede Gas' outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of June 30, 2016, all of Laclede Gas' retained earnings were free from such restrictions.

Item 6. Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	August 3, 2016	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Laclede Gas Company

Date:	August 3, 2016	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Alabama Gas Corporation

Date:	August 3, 2016	By:	/s/ Steven P. Rasche
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

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Income and Condensed Statements of Income for the three and nine months ended June 30, 2016 and 2015; (iii) unaudited Consolidated Statements of Comprehensive Income and Statements of Comprehensive Income for the three and nine months ended June 30, 2016 and 2015; (iv) unaudited Condensed Consolidated Balance Sheets and Condensed Balance Sheets at June 30, 2016, September 30, 2015 and June 30, 2015; (v) unaudited Consolidated Statements of Common Shareholders' Equity and Statements of Common Shareholder's Equity for the nine months ended June 30, 2016 and 2015; (vi) unaudited Condensed Consolidated Statements of Cash Flows and Condensed Statements of Cash Flows for the nine months ended June 30, 2016 and 2015, and (vii) combined Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.