Form 10-Q
period 2016-12-31
SPIRE INC; ALABAMA GAS CORP; LACLEDE GAS CO
filed 2017-02-01
CIK 1126956, 3146, 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139
2-38960	Alabama Gas Corporation 2101 6th Avenue North Birmingham, Alabama 35203 205-326-8100	Alabama	63-0022000

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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Spire Inc.	X
Laclede Gas Company			X
Alabama Gas Corporation			X

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes [ ]	No [ X ]
Laclede Gas Company	Yes [ ]	No [ X ]
Alabama Gas Corporation	Yes [ ]	No [ X ]

The number of shares outstanding of each registrant’s common stock as of January 30, 2017 was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	45,738,897
Laclede Gas Company	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Alabama Gas Corporation	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

Alabama Utilities	Alagasco and Mobile Gas, the utilities serving the Alabama region	Laclede Gas	Laclede Gas Company, or Missouri Utilities
Alagasco	Alabama Gas Corporation	MDNR	Missouri Department of Natural Resources
AOCI	Accumulated other comprehensive income or loss	MGE	Missouri Gas Energy
APSC	Alabama Public Service Commission	MGP	Manufactured gas plant
ASC	Accounting Standards Codification	Missouri Utilities	Laclede Gas Company (including MGE), the utilities serving the Missouri region
ASU	Accounting Standards Update	MMBtu	Million British thermal units
Bcf	Billion cubic feet	Mobile Gas	Mobile Gas Service Corporation
BVCP	Brownfields/Voluntary Cleanup Program	MoPSC	Missouri Public Service Commission
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	MSPSC	Mississippi Public Service Commission
Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	NYSE	New York Stock Exchange
EnergySouth	EnergySouth, Inc.	NYMEX	New York Mercantile Exchange, Inc.
EPA	US Environmental Protection Agency	OPC	Missouri Office of the Public Counsel
EPS	Earnings per share	OTCBB	Over-the-Counter Bulletin Board
FASB	Financial Accounting Standards Board	PGA	Purchased Gas Adjustment
FERC	Federal Energy Regulatory Commission	PRP	Potentially responsible party
GAAP	Accounting principles generally accepted in the United States of America	RSE	Rate Stabilization and Equalization
Gas Marketing	Operating segment including Spire Marketing, which is engaged in the non-regulated marketing of natural gas and related activities	SEC	US Securities and Exchange Commission
Gas Utility	Segment including the regulated operations of the Utilities	Spire Marketing	Spire Marketing Inc. (formerly known as Laclede Energy Resources, Inc., or LER)
GSA	Gas Supply Adjustment	US	United States
ICE	Intercontinental Exchange	Utilities	Laclede Gas Company, Alabama Gas Corporation, and the subsidiaries of EnergySouth, Inc.
ISRS	Infrastructure System Replacement Surcharge	Willmut Gas	Willmut Gas & Oil Company

PART I. FINANCIAL INFORMATION
The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (Spire or the Company), Laclede Gas Company (Laclede Gas or Missouri Utilities) and Alabama Gas Corporation (Alagasco or Alabama Utility) — without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in each registrant’s respective Form 10-K for the fiscal year ended September 30, 2016.
The Financial Information in this Part I includes separate financial statements (i.e., balance sheets, statements of income and comprehensive income, statements of common shareholders’ equity and statements of cash flows) for Spire, Laclede Gas and Alagasco. The Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations are also included and presented herein on a combined basis for Spire, Laclede Gas and Alagasco.

Item 1. Financial Statements

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In millions, except per share amounts)	2016	2015
Operating Revenues:
Gas Utility	$472.3	$398.8
Gas Marketing and other	22.8	0.6
Total Operating Revenues	495.1	399.4
Operating Expenses:
Gas Utility
Natural and propane gas	193.8	148.5
Other operation and maintenance expenses	99.4	91.6
Depreciation and amortization	37.7	33.5
Taxes, other than income taxes	33.4	28.2
Total Gas Utility Operating Expenses	364.3	301.8
Gas Marketing and other	41.7	10.6
Total Operating Expenses	406.0	312.4
Operating Income	89.1	87.0
Other Income	0.5	1.4
Interest Charges:
Interest on long-term debt	19.1	16.9
Other interest charges	3.0	2.1
Total Interest Charges	22.1	19.0
Income Before Income Taxes	67.5	69.4
Income Tax Expense	22.3	22.5
Net Income	$45.2	$46.9

Weighted Average Number of Common Shares Outstanding:
Basic	45.5	43.2
Diluted	45.7	43.4
Basic Earnings Per Share of Common Stock	$0.99	$1.08
Diluted Earnings Per Share of Common Stock	$0.99	$1.08
Dividends Declared Per Share of Common Stock	$0.53	$0.49

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2016	2015
Net Income	$45.2	$46.9
Other Comprehensive (Loss) Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging gains (losses) arising during the period	11.5	(0.7)
Reclassification adjustment for losses included in net income	0.2	1.2
Net unrealized gains on cash flow hedging derivative instruments	11.7	0.5
Net gains on defined benefit pension and other postretirement plans	0.1	0.1
Net unrealized losses on available for sale securities	(0.1)	(0.1)
Other Comprehensive Income, Before Tax	11.7	0.5
Income Tax Expense Related to Items of Other Comprehensive Income	4.3	0.2
Other Comprehensive Income, Net of Tax	7.4	0.3
Comprehensive Income	$52.6	$47.2

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2016	2016	2015
ASSETS
Utility Plant	$4,893.2	$4,793.6	$4,220.6
Less: Accumulated depreciation and amortization	1,561.4	1,506.4	1,267.3
Net Utility Plant	3,331.8	3,287.2	2,953.3
Non-utility Property (net of accumulated depreciation and amortization of $8.2, $8.1 and $7.7 at December 31, 2016, September 30, 2016, and December 31, 2015, respectively)	19.7	13.7	13.9
Goodwill	1,161.4	1,164.9	946.0
Other Investments	61.9	62.1	60.8
Total Other Property and Investments	1,243.0	1,240.7	1,020.7
Current Assets:
Cash and cash equivalents	10.6	5.2	4.6
Accounts receivable:
Utility	310.4	127.8	224.7
Other	133.4	113.4	85.5
Allowance for doubtful accounts	(21.1)	(20.5)	(12.7)
Delayed customer billings	5.3	1.6	8.7
Inventories:
Natural gas	161.9	174.0	176.6
Propane gas	12.0	12.0	12.0
Materials and supplies	16.6	16.3	14.9
Natural gas receivable	8.4	9.7	20.1
Derivative instrument assets	18.7	11.4	4.3
Unamortized purchased gas adjustments	52.2	49.7	44.6
Other regulatory assets	82.3	44.2	31.7
Prepayments and other	24.9	24.8	21.0
Total Current Assets	815.6	569.6	636.0
Deferred Charges:
Regulatory assets	786.4	838.0	727.0
Other	133.3	128.9	61.8
Total Deferred Charges	919.7	966.9	788.8
Total Assets	$6,310.1	$6,064.4	$5,398.8

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	December 31,	September 30,	December 31,
	2016	2016	2015
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 70.0 million shares authorized; 45.7 million, 45.6 million, and 43.4 million shares issued and outstanding at December 31, 2016, September 30, 2016 and December 31, 2015, respectively)	$45.7	$45.6	$43.4
Paid-in capital	1,175.7	1,175.9	1,038.7
Retained earnings	572.1	550.9	519.9
Accumulated other comprehensive income (loss)	3.2	(4.2)	(1.7)
Total Common Stock Equity	1,796.7	1,768.2	1,600.3
Long-term debt (less current portion)	1,821.3	1,820.7	1,838.9
Total Capitalization	3,618.0	3,588.9	3,439.2
Current Liabilities:
Current portion of long-term debt	250.0	250.0	—
Notes payable	506.4	398.7	377.1
Accounts payable	273.8	210.9	159.5
Advance customer billings	60.2	70.2	59.3
Wages and compensation accrued	29.6	39.8	25.4
Dividends payable	24.8	23.5	22.3
Customer deposits	35.7	34.9	33.0
Interest accrued	22.3	14.8	19.5
Taxes accrued	39.7	55.2	32.9
Deferred income taxes	—	—	7.4
Unamortized purchased gas adjustments	1.4	1.7	14.3
Other regulatory liabilities	42.8	28.9	41.5
Other	55.5	32.7	55.3
Total Current Liabilities	1,342.2	1,161.3	847.5
Deferred Credits and Other Liabilities:
Deferred income taxes	636.5	607.3	495.3
Pension and postretirement benefit costs	296.3	303.7	250.7
Asset retirement obligations	208.7	206.4	161.0
Regulatory liabilities	132.1	130.7	129.1
Other	76.3	66.1	76.0
Total Deferred Credits and Other Liabilities	1,349.9	1,314.2	1,112.1
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$6,310.1	$6,064.4	$5,398.8

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*
(Dollars in millions)	Shares	Amount				Total
Balance at September 30, 2015	43,335,012	$43.3	$1,038.1	$494.2	$(2.0)	$1,573.6
Net income	—	—	—	46.9	—	46.9
Dividend reinvestment plan	5,866	—	0.3	—	—	0.3
Stock-based compensation costs	—	—	1.7	—	—	1.7
Stock issued under stock-based compensation plans	106,306	0.1	0.2	—	—	0.3
Employee’s tax withholding for stock-based compensation	(29,083)	—	(1.6)	—	—	(1.6)
Dividends declared	—	—	—	(21.2)	—	(21.2)
Other comprehensive income, net of tax	—	—	—	—	0.3	0.3
Balance at December 31, 2015	43,418,101	$43.4	$1,038.7	$519.9	$(1.7)	$1,600.3

Balance at September 30, 2016	45,650,642	$45.6	$1,175.9	$550.9	$(4.2)	$1,768.2
Net income	—	—	—	45.2	—	45.2
Dividend reinvestment plan	5,610	—	0.3	—	—	0.3
Stock-based compensation costs	—	—	1.7	—	—	1.7
Stock issued under stock-based compensation plans	110,136	0.1	(0.1)	—	—	—
Employee’s tax withholding for stock-based compensation	(33,615)	—	(2.1)	—	—	(2.1)
Dividends declared	—	—	—	(24.0)	—	(24.0)
Other comprehensive income, net of tax	—	—	—	—	7.4	7.4
Balance at December 31, 2016	45,732,773	$45.7	$1,175.7	$572.1	$3.2	$1,796.7

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2016	2015
Operating Activities:
Net Income	$45.2	$46.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	37.8	33.7
Deferred income taxes and investment tax credits	22.1	22.4
Changes in assets and liabilities:
Accounts receivable	(186.8)	(77.6)
Unamortized purchased gas adjustments	(2.8)	(45.7)
Deferred purchased gas costs	7.9	12.6
Accounts payable	85.5	18.0
Delayed/advance customer billings – net	(13.7)	8.9
Taxes accrued	(16.9)	(18.8)
Inventories	11.8	11.9
Other assets and liabilities	18.5	20.3
Other	1.7	0.9
Net cash provided by operating activities	10.3	33.5
Investing Activities:
Capital expenditures	(89.3)	(62.4)
Settlement for acquisition of EnergySouth	3.8	—
Other	(0.4)	(0.4)
Net cash used in investing activities	(85.9)	(62.8)
Financing Activities:
Issuance of long-term debt	—	80.0
Repayment of long-term debt	—	(80.0)
Issuance of short-term debt - net	107.7	39.1
Issuance of common stock	0.1	1.1
Dividends paid	(22.8)	(19.9)
Other	(4.0)	(0.2)
Net cash provided by financing activities	81.0	20.1
Net Increase (Decrease) in Cash and Cash Equivalents	5.4	(9.2)
Cash and Cash Equivalents at Beginning of Period	5.2	13.8
Cash and Cash Equivalents at End of Period	$10.6	$4.6

Supplemental disclosure of cash paid for:
Interest	$(14.3)	$(12.9)
Income taxes	(0.1)	(0.1)

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2016	2015
Operating Revenues:
Utility	$363.6	$317.2
Total Operating Revenues	363.6	317.2
Operating Expenses:
Utility
Natural and propane gas	191.3	149.8
Other operation and maintenance expenses	60.5	58.8
Depreciation and amortization	22.7	21.8
Taxes, other than income taxes	24.6	21.7
Total Operating Expenses	299.1	252.1
Operating Income	64.5	65.1
Other Income	0.1	0.8
Interest Charges:
Interest on long-term debt	8.3	8.4
Other interest charges	1.4	0.9
Total Interest Charges	9.7	9.3
Income Before Income Taxes	54.9	56.6
Income Tax Expense	16.9	17.2
Net Income	$38.0	$39.4

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2016	2015
Net Income	$38.0	$39.4
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gains (losses) arising during the period	0.3	(0.1)
Reclassification adjustment for losses included in net income	—	0.3
Net unrealized gains on cash flow hedging derivative instruments	0.3	0.2
Net (losses) gains on defined benefit pension and other postretirement plans	(0.1)	0.1
Net unrealized gains (losses) on available for sale securities	0.1	(0.1)
Other Comprehensive Income, Before Tax	0.3	0.2
Income Tax Expense Related to Items of Other Comprehensive Income	0.1	0.1
Other Comprehensive Income, Net of Tax	0.2	0.1
Comprehensive Income	$38.2	$39.5

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2016	2016	2015
ASSETS
Utility Plant	$2,794.7	$2,718.5	$2,580.6
Less: Accumulated depreciation and amortization	646.4	604.5	573.1
Net Utility Plant	2,148.3	2,114.0	2,007.5
Goodwill	210.2	210.2	210.2
Other Property and Investments	57.1	57.3	56.0
Total Other Property and Investments	267.3	267.5	266.2
Current Assets:
Cash and cash equivalents	4.0	2.1	1.3
Accounts receivable:
Utility	221.0	87.9	167.3
Other	12.2	11.4	24.6
Allowance for doubtful accounts	(17.1)	(16.1)	(8.7)
Receivables from associated companies	5.3	2.2	4.6
Delayed customer billings	5.3	1.6	8.7
Inventories:
Natural gas	118.2	127.3	125.5
Propane gas	12.0	12.0	12.0
Materials and supplies	9.3	9.2	9.3
Derivative instrument assets	2.2	4.9	—
Unamortized purchased gas adjustments	33.8	43.1	44.6
Other regulatory assets	59.7	23.9	20.9
Prepayments and other	15.5	14.5	12.8
Total Current Assets	481.4	324.0	422.9
Deferred Charges:
Regulatory assets	543.4	589.8	563.9
Other	2.4	1.1	6.4
Total Deferred Charges	545.8	590.9	570.3
Total Assets	$3,442.8	$3,296.4	$3,266.9

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	December 31,	September 30,	December 31,
	2016	2016	2015
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50,000 authorized; 24,577 shares issued and outstanding)	$753.1	$752.0	$749.5
Retained earnings	341.6	318.3	309.4
Accumulated other comprehensive loss	(1.6)	(1.8)	(1.6)
Total Common Stock Equity	1,093.1	1,068.5	1,057.3
Long-term debt	804.3	804.1	803.6
Total Capitalization	1,897.4	1,872.6	1,860.9
Current Liabilities:
Notes payable	312.9	243.7	274.1
Accounts payable	104.3	67.6	64.6
Accounts payable – associated companies	9.4	5.4	4.5
Advance customer billings	38.8	49.1	36.8
Wages and compensation accrued	22.1	29.9	19.7
Dividends payable	14.7	14.0	21.2
Customer deposits	13.6	13.5	13.0
Interest accrued	9.5	7.7	9.4
Taxes accrued	16.4	29.1	10.2
Deferred income taxes	—	—	12.3
Regulatory liabilities	2.7	1.3	1.1
Other	35.2	9.9	37.9
Total Current Liabilities	579.6	471.2	504.8
Deferred Credits and Other Liabilities:
Deferred income taxes	578.2	556.9	493.5
Pension and postretirement benefit costs	202.8	211.8	204.2
Asset retirement obligations	76.1	75.2	73.3
Regulatory liabilities	67.3	67.3	81.4
Other	41.4	41.4	48.8
Total Deferred Credits and Other Liabilities	965.8	952.6	901.2
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$3,442.8	$3,296.4	$3,266.9

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*
(Dollars in millions)	Shares	Amount				Total
Balance at September 30, 2015	24,577	$0.1	$748.2	$291.2	$(1.7)	$1,037.8
Net income	—	—	—	39.4	—	39.4
Stock-based compensation costs	—	—	1.2	—	—	1.2
Dividends declared	—	—	—	(21.2)	—	(21.2)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2015	24,577	$0.1	$749.4	$309.4	$(1.6)	$1,057.3

Balance at September 30, 2016	24,577	$0.1	$751.9	$318.3	$(1.8)	$1,068.5
Net income	—	—	—	38.0	—	38.0
Stock-based compensation costs	—	—	1.1	—	—	1.1
Dividends declared	—	—	—	(14.7)	—	(14.7)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at December 31, 2016	24,577	$0.1	$753.0	$341.6	$(1.6)	$1,093.1

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2016	2015
Operating Activities:
Net Income	$38.0	$39.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.7	21.8
Deferred income taxes and investment tax credits	16.9	17.2
Changes in assets and liabilities:
Accounts receivable	(136.0)	(66.9)
Unamortized purchased gas adjustments	9.3	(31.8)
Deferred purchased gas costs	7.9	12.6
Accounts payable	50.3	8.6
Delayed/advance customer billings – net	(14.0)	5.6
Taxes accrued	(12.6)	(15.2)
Inventories	9.0	12.6
Other assets and liabilities	16.7	17.7
Other	0.5	0.3
Net cash provided by operating activities	8.7	21.9
Investing Activities:
Capital expenditures	(61.2)	(43.4)
Other	0.1	(0.1)
Net cash used in investing activities	(61.1)	(43.5)
Financing Activities:
Issuance of short-term debt	69.2	41.1
Dividends paid	(14.0)	(19.9)
Other	(0.9)	—
Net cash provided by financing activities	54.3	21.2
Net Increase (Decrease) in Cash and Cash Equivalents	1.9	(0.4)
Cash and Cash Equivalents at Beginning of Period	2.1	1.7
Cash and Cash Equivalents at End of Period	$4.0	$1.3

Supplemental disclosure of cash paid for:
Interest	$(7.9)	$(4.1)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2016	2015
Operating Revenues:
Utility	$86.7	$82.3
Total Operating Revenues	86.7	82.3
Operating Expenses:
Utility
Natural gas	16.8	12.1
Operation and maintenance	31.2	33.1
Depreciation and amortization	12.3	11.7
Taxes, other than income taxes	6.6	6.5
Total Operating Expenses	66.9	63.4
Operating Income	19.8	18.9
Other Income	0.4	0.5
Interest Charges:
Interest on long-term debt	2.8	3.0
Other interest charges	0.8	0.5
Total Interest Charges	3.6	3.5
Income Before Income Taxes	16.6	15.9
Income Tax Expense	6.3	6.0
Net Income	$10.3	$9.9

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2016	2016	2015
ASSETS
Utility Plant	$1,750.2	$1,729.6	$1,640.0
Less: Accumulated depreciation and amortization	768.0	756.6	694.1
Net Utility Plant	982.2	973.0	945.9
Current Assets:
Cash and cash equivalents	—	—	0.1
Accounts receivable:
Utility	77.5	34.0	57.4
Other	6.1	7.2	5.9
Allowance for doubtful accounts	(2.4)	(3.3)	(4.0)
Inventories:
Natural gas	28.4	34.6	40.0
Materials and supplies	6.1	5.9	5.4
Deferred income taxes	—	—	5.7
Unamortized purchased gas adjustments	17.1	5.6	—
Other regulatory assets	14.4	14.9	10.8
Prepayments and other	5.4	5.1	4.2
Total Current Assets	152.6	104.0	125.5
Deferred Charges:
Regulatory assets	229.5	230.7	162.5
Deferred income taxes	215.1	221.4	242.8
Other	61.8	60.8	55.7
Total Deferred Charges	506.4	512.9	461.0
Total Assets	$1,641.2	$1,589.9	$1,532.4

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	December 31,	September 30,	December 31,
	2016	2016	2015
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$451.9	$451.9	$471.9
Retained earnings	419.0	415.4	396.1
Total Common Stock Equity	870.9	867.3	868.0
Long-term debt	247.7	247.6	247.6
Total Capitalization	1,118.6	1,114.9	1,115.6
Current Liabilities:
Notes payable	102.5	82.0	43.0
Accounts payable	48.7	34.3	34.9
Accounts payable – associated companies	1.9	0.4	1.7
Advance customer billings	21.4	21.1	22.5
Wages and compensation accrued	5.7	7.8	5.7
Customer deposits	18.8	18.2	20.0
Interest accrued	3.4	3.3	3.3
Taxes accrued	18.9	21.6	22.5
Unamortized purchased gas adjustments	—	—	14.3
Other regulatory liabilities	37.4	22.7	40.4
Other	5.0	6.3	5.1
Total Current Liabilities	263.7	217.7	213.4
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	75.6	74.3	46.5
Asset retirement obligations	121.4	120.1	87.5
Regulatory liabilities	40.6	41.7	47.7
Other	21.3	21.2	21.7
Total Deferred Credits and Other Liabilities	258.9	257.3	203.4
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$1,641.2	$1,589.9	$1,532.4

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings
(Dollars in millions)	Shares	Amount			Total
Balance at September 30, 2015	1,972,052	$—	$480.9	$393.7	$874.6
Net income	—	—	—	9.9	9.9
Return of capital to Spire	—	—	(9.0)	—	(9.0)
Dividends declared	—	—	—	(7.5)	(7.5)
Balance at December 31, 2015	1,972,052	$—	$471.9	$396.1	$868.0

Balance at September 30, 2016	1,972,052	$—	$451.9	$415.4	$867.3
Net income	—	—	—	10.3	10.3
Dividends declared	—	—	—	(6.7)	(6.7)
Balance at December 31, 2016	1,972,052	$—	$451.9	$419.0	$870.9

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2016	2015
Operating Activities:
Net Income	$10.3	$9.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.3	11.7
Deferred income taxes and investment tax credits	6.3	6.0
Changes in assets and liabilities:
Accounts receivable	(28.1)	(14.2)
Unamortized purchased gas adjustments	(11.5)	(13.9)
Accounts payable	17.0	13.1
Advance customer billings - net	0.3	3.3
Taxes accrued	(2.7)	(3.5)
Inventories	5.9	0.4
Other assets and liabilities	(1.1)	1.5
Other	0.3	0.6
Net cash provided by operating activities	9.0	14.9
Investing Activities:
Capital expenditures	(21.8)	(18.7)
Other	(0.6)	(0.3)
Net cash used in investing activities	(22.4)	(19.0)
Financing Activities:
Issuance of long-term debt	—	80.0
Redemption and maturity of long-term debt	—	(80.0)
Issuance of short-term debt	20.5	12.0
Return of capital to Spire	—	(9.0)
Dividends paid	(6.7)	(7.5)
Other	(0.4)	1.5
Net cash provided by (used in) financing activities	13.4	(3.0)
Net Decrease in Cash and Cash Equivalents	—	(7.1)
Cash and Cash Equivalents at Beginning of Period	—	7.2
Cash and Cash Equivalents at End of Period	$—	$0.1

Supplemental disclosure of cash paid for:
Interest	$(3.1)	$(3.2)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE INC., LACLEDE GAS COMPANY AND ALABAMA GAS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in millions, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – These notes are an integral part of the accompanying unaudited financial statements of Spire Inc. (Spire or the Company), as well as Laclede Gas Company (Laclede Gas or the Missouri Utilities) and Alabama Gas Corporation (Alagasco). Laclede Gas, which includes the operations of Missouri Gas Energy (MGE), and Alagasco are wholly owned subsidiaries of the Company. Laclede Gas, Alagasco and the subsidiaries of EnergySouth, Inc. (EnergySouth) are collectively referred to as the Utilities. The subsidiaries of EnergySouth are Mobile Gas Service Corporation (Mobile Gas) and Willmut Gas & Oil Company (Willmut Gas).
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Spire’s, Laclede Gas’, and Alagasco’s Annual Reports on Form 10-K for the fiscal year ended September 30, 2016.
The consolidated financial position, results of operations, and cash flows of Spire are primarily derived from the financial position, results of operations, and cash flows of the Utilities. In compliance with GAAP, transactions between Laclede Gas and Alagasco and their affiliates, as well as intercompany balances on their balance sheets, have not been eliminated from their separate financial statements. Spire’s September 12, 2016 acquisition of EnergySouth are included in the results of operations since the acquisition and impact the comparability of financial statement periods presented for the Company.
NATURE OF OPERATIONS – Spire Inc. (NYSE: SR), headquartered in St. Louis, Missouri, is a public utility holding company. The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings generation. The Gas Utility segment is comprised of the operations of: the Missouri Utilities, serving St. Louis and eastern Missouri, Kansas City and western Missouri (through MGE); Alagasco, serving central and northern Alabama; and the subsidiaries of EnergySouth, serving southern Alabama and south-central Mississippi. Spire’s primary non-utility business, Spire Marketing Inc. (Spire Marketing) was formerly known as Laclede Energy Resources, Inc., which changed its name on December 12, 2016. Spire Marketing is included in the Gas Marketing segment and provides non-regulated natural gas services. The activities of other subsidiaries are described in Note 9, Information by Operating Segment, and are reported as Other. Laclede Gas and Alagasco each have a single reportable segment.
The Company’s earnings are primarily derived from its Gas Utility segment. Due to the seasonal nature of the Utilities’ business, earnings are typically concentrated during the heating season of November through April each fiscal year. As a result, the interim statements of income for Spire, Laclede Gas and Alagasco are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year.
GOODWILL – Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. The changes in the carrying amount of goodwill by reportable segment are shown below, reflecting the effect of a $3.8 cash payment to Spire related to the EnergySouth acquisition, offset by immaterial adjustments to assets acquired.

	Gas Utility	Gas Marketing	Other	Total
Balance as of September 30, 2016	$210.2	$—	$954.7	$1,164.9
Adjustments related to the acquisition of EnergySouth	—	—	(3.5)	(3.5)
Balance as of December 31, 2016	$210.2	$—	$951.2	$1,161.4

REVENUE RECOGNITION – The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues for Laclede Gas at December 31, 2016, September 30, 2016, and December 31, 2015 were $103.5, $26.1, and $74.6, respectively.
Alagasco records natural gas distribution revenues in accordance with the tariff established by the Alabama Public Service Commission (APSC). Unbilled revenues for Alagasco, which are not recorded as revenue until billed, at December 31, 2016, September 30, 2016, and December 31, 2015 were $22.0, $5.9, and $16.4, respectively.
The subsidiaries of EnergySouth record natural gas revenues in accordance with tariffs established by the APSC and the Mississippi Public Service Commission (MSPSC). Their unbilled revenues are accrued as described for Laclede Gas above.
Spire’s other subsidiaries, including Spire Marketing, record revenues when earned, either when the product is delivered or when services are performed.
In the course of its business, Spire Marketing enters into commitments associated with the purchase or sale of natural gas. Certain of their derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.” Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes. Under GAAP, revenues and expenses associated with trading activities are presented on a net basis in Gas Marketing Operating Revenues in the Condensed Consolidated Statements of Income. This net presentation has no effect on operating income or net income.
GROSS RECEIPTS TAXES – Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Utilities and billed to their customers. The revenue and expense amounts are recorded gross in the “Operating Revenues” and “Taxes, other than income taxes” lines, respectively, in the statements of income. The following table presents gross receipts taxes recorded as revenues.

	Three Months Ended December 31,
	2016	2015
Spire	$19.4	$17.9
Laclede Gas	14.1	13.9
Alagasco	4.2	4.0
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
As authorized by the Missouri Public Service Commission (MoPSC), MSPSC and APSC, the Purchased Gas Adjustment (PGA) clauses and Gas Supply Adjustment (GSA) riders allow the Utilities to pass through to customers the cost of purchased gas supplies. Regulatory assets and liabilities related to the PGA clauses and the GSA rider are both labeled Unamortized Purchased Gas Adjustments herein. See additional information about regulatory assets and liabilities in Note 3, Regulatory Matters.

TRANSACTIONS WITH AFFILIATES – Transactions between affiliates of the Company have been eliminated from the consolidated financial statements of Spire. Other than borrowings from Spire reflected in Alagasco’s Condensed Balance Sheets and Condensed Statements of Cash Flows and normal intercompany shared services transactions, there were no transactions between Alagasco and affiliates during the three months ended December 31, 2016 and December 31, 2015. Laclede Gas’ transactions with affiliates included:

	Three Months Ended December 31,
	2016	2015
Purchases of natural gas from Spire Marketing	$20.5	$13.2
Sales of natural gas to Spire Marketing	3.6	0.7
Transportation services received from Laclede Pipeline Company	0.3	0.3
Insurance services received from Laclede Insurance Risk Services	1.1	0.2
UTILITY PLANT – Laclede Gas had accrued capital expenditures of $6.8, $14.8, and $4.6 as of December 31, 2016, September 30, 2016, and December 31, 2015, respectively. Alagasco had accrued capital expenditures of $5.6, $6.8, and $3.1 as of December 31, 2016, September 30, 2016, and December 31, 2015, respectively. Accrued capital expenditures are excluded from the capital expenditures shown in the statements of cash flows.
FINANCING RECEIVABLES – Alagasco finances third-party contractor sales of merchandise including gas furnaces and appliances, and related financing receivables totaled approximately $11.8, $11.8, and $11.2 as of December 31, 2016, September 30, 2016, and December 31, 2015, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the financing receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third-party collection agency. The remaining financing receivable is written off approximately 12 months after being assigned to the third-party collection agency. Alagasco’s financing receivables that were at least 90 days past due totaled $0.4 as of December 31, 2016, September 30, 2016, and December 31, 2015. Alagasco recorded corresponding reserves for credit losses at each of those dates. Mobile Gas also finances customer purchases of gas heating and cooling systems, but related financing receivables are not material.
RECLASSIFICATIONS – Certain prior period amounts have been reclassified to conform to the current period presentation. Net income and total equity were not affected by these reclassifications.
NEW ACCOUNTING PRONOUNCEMENT – In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Under prior GAAP, debt issuance costs were recorded as a deferred charge (asset), while debt discount and debt premium costs were recorded as a liability adjustment. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company, Laclede Gas and Alagasco adopted this ASU as of December 31, 2016, and retrospectively adjusted the comparative balance sheets as of September 30, 2016 and December 31, 2015. The amounts reclassified from other deferred charges to reduce long-term debt are shown in the following table. The ASU does not address the presentation of debt issuance costs related to line-of-credit arrangements, and those continue to be reported as deferred charges.

	December 31, 2016	September 30, 2016	December 31, 2015
Spire	$12.5	$13.0	$12.6
Laclede Gas	4.1	4.2	4.6
Alagasco	2.3	2.4	2.4

2. EARNINGS PER COMMON SHARE

	Three Months Ended December 31,
	2016	2015
Basic EPS:
Net Income	$45.2	$46.9
Less: Income allocated to participating securities	0.1	0.2
Net Income Available to Common Shareholders	$45.1	$46.7
Weighted Average Shares Outstanding (in millions)	45.5	43.2
Basic Earnings Per Share of Common Stock	$0.99	$1.08

Diluted EPS:
Net Income	$45.2	$46.9
Less: Income allocated to participating securities	0.1	0.2
Net Income Available to Common Shareholders	$45.1	$46.7
Weighted Average Shares Outstanding (in millions)	45.5	43.2
Dilutive Effect of Restricted Stock, Restricted Stock Units, and Stock Options (in millions)	0.2	0.2
Weighted Average Diluted Shares (in millions)	45.7	43.4
Diluted Earnings Per Share of Common Stock	$0.99	$1.08

Outstanding Shares (in millions) Excluded from the Calculation of Diluted EPS Attributable to:
Restricted stock and stock units subject to performance and/or market conditions	0.4	0.4
Spire’s 2014 2.0% Series Equity Units issued in June 2014 were anti-dilutive for the three months ended December 31, 2016 and 2015; accordingly, they were excluded from the calculation of weighted average diluted shares for those periods.

3. REGULATORY MATTERS
As explained in Note 1, Summary of Significant Accounting Policies, Laclede Gas and Alagasco account for regulated operations in accordance with FASB ASC Topic 980, “Regulated Operations.” The following regulatory assets and regulatory liabilities, including purchased gas adjustments, were reflected in the balance sheets of the Company and the Utilities as of December 31, 2016, September 30, 2016 and December 31, 2015.

	December 31,	September 30,	December 31,
Spire	2016	2016	2015
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$63.2	$27.0	$26.7
Unamortized purchased gas adjustments	52.2	49.7	44.6
Other	19.1	17.2	5.0
Total Regulatory Assets (current)	134.5	93.9	76.3
Non-current:
Future income taxes due from customers	155.5	151.3	138.7
Pension and postretirement benefit costs	439.2	487.9	441.3
Cost of removal	131.6	130.6	79.4
Purchased gas costs	4.7	12.6	11.5
Energy efficiency	26.0	25.5	23.0
Other	29.4	30.1	33.1
Total Regulatory Assets (non-current)	786.4	838.0	727.0
Total Regulatory Assets	$920.9	$931.9	$803.3

Regulatory Liabilities:
Current:
Rate Stabilization and Equalization (RSE) adjustment	$3.8	$7.5	$11.1
Unbilled service margin	22.0	5.9	16.4
Refundable negative salvage	9.0	9.3	10.5
Unamortized purchased gas adjustments	1.4	1.7	14.3
Other	8.0	6.2	3.5
Total Regulatory Liabilities (current)	44.2	30.6	55.8
Non-current:
Postretirement liabilities	28.3	28.9	28.4
Refundable negative salvage	8.9	9.4	15.8
Accrued cost of removal	74.7	74.8	58.6
Other	20.2	17.6	26.3
Total Regulatory Liabilities (non-current)	132.1	130.7	129.1
Total Regulatory Liabilities	$176.3	$161.3	$184.9

	December 31,	September 30,	December 31,
Laclede Gas	2016	2016	2015
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$56.3	$20.2	$20.2
Unamortized purchased gas adjustments	33.8	43.1	44.6
Other	3.4	3.7	0.7
Total Regulatory Assets (current)	93.5	67.0	65.5
Non-current:
Future income taxes due from customers	155.5	151.3	138.7
Pension and postretirement benefit costs	333.3	375.7	362.2
Purchased gas costs	4.7	12.6	11.5
Energy efficiency	26.0	25.5	23.0
Other	23.9	24.7	28.5
Total Regulatory Assets (non-current)	543.4	589.8	563.9
Total Regulatory Assets	$636.9	$656.8	$629.4

Regulatory Liabilities:
Current:
Other	$2.7	$1.3	$1.1
Total Regulatory Liabilities (current)	2.7	1.3	1.1
Non-current:
Accrued cost of removal	54.8	55.1	58.6
Other	12.5	12.2	22.8
Total Regulatory Liabilities (non-current)	67.3	67.3	81.4
Total Regulatory Liabilities	$70.0	$68.6	$82.5

	December 31,	September 30,	December 31,
Alagasco	2016	2016	2015
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$6.8	$6.8	$6.5
Unamortized purchased gas adjustments	17.1	5.6	—
Other	7.6	8.1	4.3
Total Regulatory Assets (current)	31.5	20.5	10.8
Non-current:
Pension and postretirement benefit costs	96.8	98.9	79.1
Cost of removal	131.6	130.6	79.4
Other	1.1	1.2	4.0
Total Regulatory Assets (non-current)	229.5	230.7	162.5
Total Regulatory Assets	$261.0	$251.2	$173.3

Regulatory Liabilities:
Current:
RSE adjustment	$3.8	$5.0	$11.1
Unbilled service margin	22.0	5.9	16.4
Refundable negative salvage	9.0	9.3	10.5
Unamortized purchased gas adjustments	—	—	14.3
Other	2.6	2.5	2.4
Total Regulatory Liabilities (current)	37.4	22.7	54.7
Non-current:
Postretirement liabilities	28.3	28.9	28.4
Refundable negative salvage	8.9	9.4	15.8
Other	3.4	3.4	3.5
Total Regulatory Liabilities (non-current)	40.6	41.7	47.7
Total Regulatory Liabilities	$78.0	$64.4	$102.4
A portion of the Company’s and Laclede Gas’ regulatory assets are not earning a return, as shown in the schedule below:

	Spire			Laclede Gas
	December 31,	September 30,	December 31,	December 31,	September 30,	December 31,
	2016	2016	2015	2016	2016	2015
Future income taxes due from customers	$155.5	$151.3	$138.7	$155.5	$151.3	$138.7
Pension and postretirement benefit costs	231.4	240.6	217.7	231.4	240.6	217.7
Other	12.2	12.9	13.5	12.2	12.9	13.5
Total Regulatory Assets Not Earning a Return	$399.1	$404.8	$369.9	$399.1	$404.8	$369.9
Like all the Company’s regulatory assets, these regulatory assets are expected to be recovered from customers in future rates. The Company and Laclede Gas expect these items to be recovered over a period not to exceed 15 years consistent with precedent set by the MoPSC. Alagasco does not have any regulatory assets that are not earning a return.

4. FINANCING ARRANGEMENTS
On December 14, 2016, Spire, Laclede Gas, and Alagasco entered into a new syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring December 14, 2021. The largest portion provided by a single bank under the line is 12.3%.
The loan agreement replaces Spire’s and Laclede Gas’ existing loan agreements dated as of September 3, 2013 and amended September 3, 2014, which were set to expire on September 3, 2019, and Alagasco’s existing loan agreement dated September 2, 2014, which was set to expire September 2, 2019. All three agreements were terminated on December 14, 2016.
The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Laclede Gas, and $200.0 for Alagasco. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment. Spire may use its line to provide for the funding needs of various subsidiaries. Spire, Laclede Gas, and Alagasco expect to use the loan agreement for general corporate purposes, including short-term borrowings and letters of credit.
The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on December 31, 2016, total debt was 59% of total capitalization for the consolidated Company, 51% for Laclede Gas and 29% for Alagasco.
On December 21, 2016, Spire established a commercial paper program (Program) pursuant to which Spire may issue short-term, unsecured commercial paper notes (Notes). Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $975.0. The Notes will have maturities of up to 365 days from date of issue. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, including to provide working capital for both utility and non-utility subsidiaries. No Notes were outstanding under the Program as of December 31, 2016.

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
Spire
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for the Company are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2016
Cash and cash equivalents	$10.6	$10.6	$10.6	$—	$—
Short-term debt	506.4	506.4	—	506.4	—
Long-term debt, including current portion	2,071.3	2,258.1	—	2,258.1	—

As of September 30, 2016
Cash and cash equivalents	$5.2	$5.2	$5.2	$—	$—
Short-term debt	398.7	398.7	—	398.7	—
Long-term debt, including current portion	2,070.7	2,257.1	—	2,257.1	—

As of December 31, 2015
Cash and cash equivalents	$4.6	$4.6	$4.6	$—	$—
Short-term debt	377.1	377.1	—	377.1	—
Long-term debt	1,838.9	1,916.5	—	1,916.5	—

Laclede Gas
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Laclede Gas are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2016
Cash and cash equivalents	$4.0	$4.0	$4.0	$—	$—
Short-term debt	312.9	312.9	—	312.9	—
Long-term debt	804.3	910.7	—	910.7	—

As of September 30, 2016
Cash and cash equivalents	$2.1	$2.1	$2.1	$—	$—
Short-term debt	243.7	243.7	—	243.7	—
Long-term debt	804.1	900.4	—	900.4	—

As of December 31, 2015
Cash and cash equivalents	$1.3	$1.3	$1.3	$—	$—
Short-term debt	274.1	274.1	—	274.1	—
Long-term debt	803.6	858.5	—	858.5	—
Alagasco
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Alagasco are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2016
Cash and cash equivalents	$—	$—	$—	$—	$—
Short-term debt	102.5	102.5	—	102.5	—
Long-term debt	247.7	269.3	—	269.3	—

As of September 30, 2016
Cash and cash equivalents	$—	$—	$—	$—	$—
Short-term debt	82.0	82.0	—	82.0	—
Long-term debt	247.6	275.5	—	275.5	—

As of December 31, 2015
Cash and cash equivalents	$0.1	$0.1	$0.1	$—	$—
Short-term debt	43.0	43.0	—	43.0	—
Long-term debt	247.6	256.5	—	256.5	—

6. FAIR VALUE MEASUREMENTS
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
Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using Over-the-Counter Bulletin Board (OTCBB), broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets and derivative instruments with settlement dates more than one year into the future. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of December 31, 2016, September 30, 2016 and December 31, 2015 consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
The mutual funds are included in “Other Investments” on the Company’s balance sheets and in “Other Property and Investments” on Laclede Gas’ balance sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the balance sheets when a legally enforceable netting agreement exists between the Company, Laclede Gas, or Alagasco and the counterparty to a derivative contract.

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2016
ASSETS
Gas Utility
US stock/bond mutual funds	$17.2	$4.0	$—	$—	$21.2
NYMEX/ICE natural gas contracts	8.8	—	—	(6.6)	2.2
Gasoline and heating oil contracts	0.7	—	—	—	0.7
Subtotal	26.7	4.0	—	(6.6)	24.1
Gas Marketing
NYMEX/ICE natural gas contracts	0.7	4.5	—	(4.9)	0.3
Natural gas commodity contracts	—	9.8	—	(0.3)	9.5
Other
Interest rate swaps	—	8.2	—	—	8.2
Total	$27.4	$26.5	$—	$(11.8)	$42.1
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$0.2	$—	$—	$(0.2)	$—
Subtotal	0.2	—	—	(0.2)	—
Gas Marketing
NYMEX/ICE natural gas contracts	5.1	4.8	—	(9.9)	—
Natural gas commodity contracts	—	3.8	—	(0.3)	3.5
Total	$5.3	$8.6	$—	$(10.4)	$3.5

As of September 30, 2016
ASSETS
Gas Utility
US stock/bond mutual funds	$16.8	$4.1	$—	$—	$20.9
NYMEX/ICE natural gas contracts	5.3	—	—	(0.4)	4.9
Gasoline and heating oil contracts	0.4	—	—	(0.3)	0.1
Subtotal	22.5	4.1	—	(0.7)	25.9
Gas Marketing
NYMEX/ICE natural gas contracts	0.4	3.4	—	(3.4)	0.4
Natural gas commodity contracts	—	8.7	0.2	(0.9)	8.0
Total	$22.9	$16.2	$0.2	$(5.0)	$34.3
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$1.6	$—	$—	$(1.6)	$—
OTCBB natural gas contracts	—	0.2	—	—	0.2
Subtotal	1.6	0.2	—	(1.6)	0.2
Gas Marketing
NYMEX/ICE natural gas contracts	3.5	1.6	—	(5.1)	—
Natural gas commodity contracts	—	2.6	—	(0.9)	1.7
Other
Interest rate swaps	—	3.0	—	—	3.0
Total	$5.1	$7.4	$—	$(7.6)	$4.9

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2015
ASSETS
Gas Utility
US stock/bond mutual funds	$15.9	$4.0	$—	$—	$19.9
NYMEX/ICE natural gas contracts	0.1	—	—	(0.1)	—
Subtotal	16.0	4.0	—	(0.1)	19.9
Gas Marketing
NYMEX/ICE natural gas contracts	4.1	5.8	—	(6.9)	3.0
Natural gas commodity contracts	—	1.9	0.2	(0.3)	1.8
Total	$20.1	$11.7	$0.2	$(7.3)	$24.7
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$17.3	$—	$—	$(17.3)	$—
OTCBB natural gas contracts	—	4.6	—	—	4.6
NYMEX gasoline and heating oil contracts	0.1	—	—	(0.1)	—
Subtotal	17.4	4.6	—	(17.4)	4.6
Gas Marketing
NYMEX/ICE natural gas contracts	1.5	3.5	—	(5.0)	—
Natural gas commodity contracts	—	1.4	—	(0.3)	1.1
Total	$18.9	$9.5	$—	$(22.7)	$5.7
Laclede Gas

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2016
ASSETS
US stock/bond mutual funds	$17.2	$4.0	$—	$—	$21.2
NYMEX/ICE natural gas contracts	8.8	—	—	(6.6)	2.2
Gasoline and heating oil contracts	0.5	—	—	—	0.5
Total	$26.5	$4.0	$—	$(6.6)	$23.9
LIABILITIES
NYMEX/ICE natural gas contracts	$0.2	$—	$—	$(0.2)	$—
Total	$0.2	$—	$—	$(0.2)	$—

As of September 30, 2016
ASSETS
US stock/bond mutual funds	$16.8	$4.1	$—	$—	$20.9
NYMEX/ICE natural gas contracts	5.3	—	—	(0.4)	4.9
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$22.4	$4.1	$—	$(0.7)	$25.8
LIABILITIES
NYMEX/ICE natural gas contracts	$1.6	$—	$—	$(1.6)	$—
OTCBB natural gas contracts	—	0.2	—	—	0.2
Total	$1.6	$0.2	$—	$(1.6)	$0.2

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2015
ASSETS
US stock/bond mutual funds	$15.9	$4.0	$—	$—	$19.9
NYMEX/ICE natural gas contracts	0.1	—	—	(0.1)	—
Total	$16.0	$4.0	$—	$(0.1)	$19.9
LIABILITIES
NYMEX/ICE natural gas contracts	$17.3	$—	$—	$(17.3)	$—
OTCBB natural gas contracts	—	4.6	—	—	4.6
NYMEX gasoline and heating oil contracts	0.1	—	—	(0.1)	—
Total	$17.4	$4.6	$—	$(17.4)	$4.6
Alagasco
During the fiscal second quarter of 2016 Alagasco commenced a gasoline derivative program to stabilize the cost of fuel used in operations. As of December 31, 2016, the fair value of related gasoline contracts was not significant.

7. CONCENTRATIONS OF CREDIT RISK
Other than in Spire Marketing, Spire has no significant concentrations of credit risk.
A significant portion of Spire Marketing’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, they may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which Spire Marketing both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in its accounts receivable attributable to energy producers and their marketing affiliates totaled $21.1 at December 31, 2016 ($13.5 reflecting netting arrangements). Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates were $53.8 at December 31, 2016 ($48.5 reflecting netting arrangements).
Spire Marketing also has concentrations of credit risk with certain individually significant counterparties and with pipeline companies associated with its natural gas receivable amounts. At December 31, 2016, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $30.5 ($27.7 reflecting netting arrangements). Four of these five counterparties are investment-grade rated companies. The fifth is not rated.

8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans
The pension plans of Spire consist of plans for employees at the Missouri Utilities, plans covering employees of Alagasco, and plans for employees of EnergySouth since September 12, 2016.
The Missouri Utilities have non-contributory, defined benefit, trusteed forms of pension plans covering the majority of their employees. Plan assets consist primarily of corporate and United States (US) government obligations and a growth segment consisting of exposure to equity markets, commodities, real estate and inflation-indexed securities, achieved through derivative instruments.

Alagasco has non-contributory, defined benefit, trusteed forms of pension plans covering the majority of its employees. Qualified plan assets are comprised of US equities consisting of mutual and commingled funds with varying strategies, global equities consisting of mutual funds, alternative investments of commingled and mutual funds, and fixed income investments.
The net periodic pension cost included the following components:

	Three Months Ended December 31,
	2016	2015
Spire
Service cost – benefits earned during the period	$5.3	$3.9
Interest cost on projected benefit obligation	6.9	7.1
Expected return on plan assets	(9.9)	(8.9)
Amortization of prior service cost	0.2	0.1
Amortization of actuarial loss	3.4	2.0
Special termination benefits	—	1.6
Subtotal	5.9	5.8
Regulatory adjustment	4.6	5.0
Net pension cost	$10.5	$10.8

Laclede Gas
Service cost – benefits earned during the period	$3.3	$2.5
Interest cost on projected benefit obligation	4.8	5.4
Expected return on plan assets	(7.3)	(6.7)
Amortization of prior service cost	0.2	0.1
Amortization of actuarial loss	2.9	2.0
Special termination benefits	—	1.6
Subtotal	3.9	4.9
Regulatory adjustment	2.8	3.5
Net pension cost	$6.7	$8.4

Alagasco
Service cost – benefits earned during the period	$1.6	$1.4
Interest cost on projected benefit obligation	1.5	1.7
Expected return on plan assets	(1.8)	(2.2)
Amortization of actuarial loss	0.5	—
Subtotal	1.8	0.9
Regulatory adjustment	1.6	1.5
Net pension cost	$3.4	$2.4
Pursuant to the provisions of the Missouri Utilities’ and Alagasco’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. In the quarter ended December 31, 2015, the Laclede Gas pension plans provided qualified employees with voluntary early retirement packages that qualified as special termination benefits, resulting in a charge of $1.6.
The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2017 contributions to Laclede Gas’ pension plans through December 31, 2016 were $12.3 to the qualified trusts and $0.1 to non-qualified plans. There were no fiscal 2017 contributions to the Alagasco pension plans through December 31, 2016.

Contributions to the Missouri Utilities’ pension plans for the remainder of fiscal 2017 are anticipated to be $16.7 to the qualified trusts and $0.5 to the non-qualified plans. No contributions to Alagasco’s pension plans are expected to be required for the remainder of fiscal 2017.
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
Net periodic postretirement benefit cost for the Company consisted of the following components:

	Three Months Ended December 31,
	2016	2015
Spire
Service cost – benefits earned during the period	$2.8	$2.8
Interest cost on accumulated postretirement benefit obligation	2.1	2.5
Expected return on plan assets	(3.4)	(3.4)
Amortization of prior service credit	—	0.1
Amortization of actuarial loss	0.6	0.9
Special termination benefit	—	2.6
Subtotal	2.1	5.5
Regulatory adjustment	(0.8)	(4.2)
Net postretirement benefit cost	$1.3	$1.3

Laclede Gas
Service cost – benefits earned during the period	$2.6	$2.7
Interest cost on accumulated postretirement benefit obligation	1.7	2.0
Expected return on plan assets	(2.3)	(2.1)
Amortization of prior service credit	0.1	0.1
Amortization of actuarial loss	0.6	1.0
Special termination benefit	—	2.6
Subtotal	2.7	6.3
Regulatory adjustment	(0.4)	(3.8)
Net postretirement benefit cost	$2.3	$2.5

Alagasco
Service cost – benefits earned during the period	$0.1	$0.1
Interest cost on accumulated postretirement benefit obligation	0.4	0.5
Expected return on plan assets	(1.1)	(1.3)
Amortization of prior service credit	(0.1)	—
Amortization of actuarial gain	—	(0.1)
Subtotal	(0.7)	(0.8)
Regulatory adjustment	(0.4)	(0.4)
Net postretirement benefit income	$(1.1)	$(1.2)

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
The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There were no fiscal year 2017 contributions to the postretirement plans through December 31, 2016 for the Missouri Utilities. Contributions to the postretirement plans for the remainder of fiscal year 2017 are anticipated to be $10.3 to the qualified trusts and $0.4 paid directly to participants from the Missouri Utilities’ funds. For Alagasco, there were no contributions to the postretirement plans during the first three months of fiscal year 2017, and none are expected to be required for the remainder of the fiscal year.

9. INFORMATION BY OPERATING SEGMENT
The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment is the aggregation of the regulated operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. Other includes:

•	unallocated corporate costs, including certain debt and associated interest costs;

•	Spire STL Pipeline LLC, a subsidiary of Spire planning construction of a 70-mile Federal Energy Regulatory Commission (FERC)-regulated pipeline to deliver natural gas into eastern Missouri; and

•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas and risk management, among other activities. All subsidiaries are wholly owned.
Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Laclede Gas and from Laclede Gas to Spire Marketing, insurance services provided by Laclede Insurance Risk Services to Laclede Gas, and propane transportation services provided by Laclede Pipeline Company to Laclede Gas.
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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2016
Operating Revenues:
Revenues from external customers	$472.3	$21.7	$1.1	$—	$495.1
Intersegment revenues	4.4	—	0.7	(5.1)	—
Total Operating Revenues	476.7	21.7	1.8	(5.1)	495.1
Operating Expenses:
Gas Utility
Natural and propane gas	214.5	—	—	(20.7)	193.8
Other operation and maintenance	100.5	—	—	(1.1)	99.4
Depreciation and amortization	37.7	—	—	—	37.7
Taxes, other than income taxes	33.4	—	—	—	33.4
Total Gas Utility Operating Expenses	386.1	—	—	(21.8)	364.3
Gas Marketing and Other	—	23.0	2.0	16.7	41.7
Total Operating Expenses	386.1	23.0	2.0	(5.1)	406.0
Operating Income (Loss)	$90.6	$(1.3)	$(0.2)	$—	$89.1
Net Economic Earnings (Loss)	$51.8	$1.4	$(5.7)	$—	$47.5

Three Months Ended December 31, 2015
Operating Revenues:
Revenues from external customers	$398.8	$0.2	$0.4	$—	$399.4
Intersegment revenues	0.7	12.6	0.4	(13.7)	—
Total Operating Revenues	399.5	12.8	0.8	(13.7)	399.4
Operating Expenses:
Gas Utility
Natural and propane gas	161.9	—	—	(13.4)	148.5
Other operation and maintenance	91.9	—	—	(0.3)	91.6
Depreciation and amortization	33.5	—	—	—	33.5
Taxes, other than income taxes	28.2	—	—	—	28.2
Total Gas Utility Operating Expenses	315.5	—	—	(13.7)	301.8
Gas Marketing and Other	—	9.0	1.6	—	10.6
Total Operating Expenses	315.5	9.0	1.6	(13.7)	312.4
Operating Income (Loss)	$84.0	$3.8	$(0.8)	$—	$87.0
Net Economic Earnings (Loss)	$50.0	$(0.3)	$(4.6)	$—	$45.1

The Company’s total assets by segment were as follows:

	December 31,	September 30,	December 31,
	2016	2016	2015
Total Assets:
Gas Utility	$5,375.6	$5,184.7	$4,799.0
Gas Marketing	225.0	205.0	163.8
Other	1,848.7	1,836.6	1,545.5
Eliminations	(1,139.2)	(1,161.9)	(1,109.5)
Total Assets	$6,310.1	$6,064.4	$5,398.8

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended December 31,
	2016	2015
Net Income	$45.2	$46.9
Adjustments, pre-tax:
Unrealized loss (gain) on energy-related derivative contracts	3.8	(4.9)
Lower of cost or market inventory adjustments	(0.1)	0.6
Realized gain on economic hedges prior to sale of the physical commodity	(0.1)	(0.1)
Acquisition, divestiture and restructuring activities	0.1	1.3
Income tax effect of adjustments	(1.4)	1.3
Net Economic Earnings	$47.5	$45.1

10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2031, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2016 are estimated at approximately $1,463.4, $614.8, and $340.0 for the Company, Laclede Gas, and Alagasco, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Missouri Utilities recover their costs from customers in accordance with their PGA clause and Alagasco recovers its cost through its GSA rider.
Contingencies
The Company and Utilities account for environmental liabilities and other contingencies in accordance with accounting standards under the loss contingency guidance of ASC Topic 450, “Contingencies,” when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
The Company and the Utilities own and operate natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Utilities’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, the Company or the Utilities may incur additional environmental liabilities that may result in additional costs, which may be material.
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
Laclede Gas
Laclede Gas has identified four former MGP sites in eastern Missouri where costs have been incurred and claims have been asserted: one in Shrewsbury, Missouri and three in the city of St. Louis, Missouri (City). Laclede Gas has enrolled two of the sites in the City in the Missouri Department of Natural Resources Brownfields/Voluntary Cleanup Program (BVCP). The third site in the City is the result of a new claim assertion by the United States Environmental Protection Agency (EPA) and such claim is currently being investigated. In Laclede Gas’ western service area, MGE has enrolled all of its owned former manufactured gas plant sites in the BVCP.

With regard to the former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators agreed upon certain remedial actions to a portion of the site in a 1999 Administrative Order on Consent (AOC), which actions have been completed. On September 22, 2008, the EPA Region VII issued a letter of Termination and Satisfaction terminating the AOC. However, if after this termination of the AOC, regulators require additional remedial actions, or additional claims are asserted, Laclede Gas may incur additional costs.
In conjunction with redevelopment of one of the sites located in the City, Laclede Gas and another former owner of the site entered into an agreement (Remediation Agreement) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the Missouri Department of Natural Resources (MDNR). The Remediation Agreement also provides for a release of Laclede Gas and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverage, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Laclede Gas and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The amount paid by Laclede Gas did not materially impact the financial condition, results of operations, or cash flows of the Company.
Laclede Gas has not owned the other site located in the City for many years. In a letter dated June 29, 2011, the Attorney General for the state of Missouri informed Laclede Gas that the MDNR had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, Laclede Gas stated that it would participate in future environmental response activities at the site in conjunction with other potentially responsible parties (PRPs) that are willing to contribute to such efforts in a meaningful and equitable fashion. Accordingly, Laclede Gas entered into a cost sharing agreement for remedial investigation with other PRPs. Pending MDNR approval which has not occurred as of the date of filing, the remedial investigation of the site will begin.
Additionally, in correspondence dated November 30, 2016, Region 7 of the EPA has asserted that Laclede Gas is liable under section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) for alleged coal gas waste contamination at a site in the northern portion of the City on which Laclede Gas operated a manufactured gas plant. Laclede Gas has not owned or operated the site (also known as Station “B”) for over 70 years. Laclede Gas is currently preparing a response to the EPA and is anticipating the participation of former owners and operators of the site as PRPs.
Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the MGP sites. While some of the insurers have denied coverage and reserved their rights, Laclede Gas continues to discuss potential reimbursements with them.
On March 10, 2015, Laclede Gas received a Section 104(e) information request from EPA Region 7 regarding the former Thompson Chemical/Superior Solvents site in the City. In turn, Laclede Gas issued a Freedom of Information Act (FOIA) request to the EPA on April 3, 2015, in an effort to identify the basis of the inquiry. The FOIA response from the EPA was received on July 15, 2015 and a response was provided to the EPA on August 15, 2015.
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

To date, costs incurred for all Missouri Utilities’ MGP sites for investigation, remediation and monitoring these sites have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. The actual future costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remediation actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and government regulations, the ultimate ability of other PRPs to pay, the successful completion of remediation efforts required by the Remediation Agreement described above, and any insurance recoveries.
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
Alagasco
Alagasco is in the chain of title of nine former MGP sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. As of December 31, 2016, Alagasco does not foresee a probable or reasonably estimable loss associated with these nine former MGP sites. Alagasco and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial condition or results of operations.
In 2012, Alagasco responded to an EPA Request for Information Pursuant to Section 104 of CERCLA relating to the 35th Avenue Superfund Site located in North Birmingham, Jefferson County, Alabama. Alagasco was identified as a PRP under CERCLA for the cleanup of the site or costs the EPA incurs in cleaning up the site. At this point, Alagasco has not been provided information that would allow it to determine the extent, if any, of its potential liability with respect to the 35th Avenue Superfund Site and vigorously denies its inclusion as a PRP.
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
Mobile Gas
Mobile Gas is in the chain of title of one former MGP site which it still owns in Mobile, Alabama. On September 15, 2010, Mobile Gas filed an application to enroll the site into the Alabama Department of Environmental Management’s (ADEM) Voluntary Cleanup Program (VCP). This application was accepted by ADEM on November 16, 2010. Investigation and testing have been completed. As of September 30, 2016, Mobile Gas has an approved remediation plan from ADEM which is currently in the process of being executed. Mobile Gas and the Company do not expect potential liabilities that may arise from remediating this site to have a material impact on their future financial condition or results of operations.
Since April 2012, a total of 14 lawsuits have been filed against Mobile Gas in Mobile County Circuit Court alleging that in the first half of 2008, Mobile Gas spilled tert-butyl mercaptan, an odorant added to natural gas for safety reasons, in Eight Mile, Alabama. Eleven of the lawsuits have been settled. The remaining three lawsuits, which include approximately 270 individual plaintiffs, allege nuisance, fraud and negligence causes of actions, and seek unspecified compensatory and punitive damages. A claim has been made against the insurance carriers for Mobile Gas requesting reimbursement for costs accrued in respect to this spill, and a related receivable has been recorded. Mobile Gas and the Company do not expect potential liabilities that may arise from these lawsuits to have a material impact on their future financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts)
This section analyzes the financial condition and results of operations of Spire Inc. (Spire or the Company), Laclede Gas Company (Laclede Gas or the Missouri Utilities), and Alabama Gas Corporation (Alagasco). Laclede Gas, Alagasco, and EnergySouth, Inc. (EnergySouth) are wholly owned subsidiaries of the Company. Laclede Gas, Alagasco and the subsidiaries of EnergySouth, are collectively referred to as the Utilities. The subsidiaries of EnergySouth are Mobile Gas Service Corporation (Mobile Gas) and Willmut Gas & Oil Company (Willmut Gas). This section includes management’s view of factors that affect the respective businesses of the Company, Laclede Gas, and Alagasco, explanations of financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company’s, Laclede Gas’ and Alagasco’s overall financial condition and liquidity.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Laclede Gas’ and Alagasco’s Condensed Financial Statements and the Notes thereto.

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
Gas Marketing
Spire’s primary non-utility business, Spire Marketing Inc. (Spire Marketing), which changed its name from Laclede Energy Resources, Inc. on December 12, 2016, is engaged in the marketing of natural gas and related activities on a non-regulated basis. Spire Marketing markets natural gas across the country with the core of its footprint located in and around the central US. It holds firm transportation and storage contracts in order to effectively manage its customer base, which consists of producers, pipelines, power generators, storage operators, municipalities, utility companies, and large commercial and industrial customers.
Other
In addition to the Gas Utility and Gas Marketing segments, the Company’s business includes certain other non-utility activities reported as Other. Other includes:

•	unallocated corporate costs, including certain debt and associated interest costs;

•	Spire STL Pipeline LLC, a subsidiary of Spire planning construction of a 70-mile Federal Energy Regulatory Commission (FERC) regulated pipeline to deliver natural gas into eastern Missouri; and

•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas and risk management, among other activities. All subsidiaries are wholly owned.

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
These adjustments eliminate the impact of timing differences and the impact of current changes in the fair value of financial and physical transactions prior to their completion and settlement. Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transactions occur. While management uses these non-GAAP measures to evaluate both the Utilities and Spire Marketing, the net effect of adjustments on the Utilities’ earnings are minimal. This is due to gains or losses on Laclede Gas’ natural gas derivative instruments being deferred pursuant to its Purchased Gas Adjustment (PGA) clause, as authorized by the MoPSC.
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
Non-GAAP Measure – Operating Margin
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of operating margin when evaluating results of operations, as shown in the table below. The Utilities pass to their customers (subject to prudence review by, as applicable, the MoPSC, APSC, or MSPSC) increases and decreases in the wholesale cost of natural gas in accordance with their PGA clauses or Gas Supply Adjustment (GSA) rider. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes and gross receipts tax expense, which are calculated as a percentage of revenues, with the same amount, excluding immaterial timing differences, included in revenues, has no direct effect on operating income. As these costs are included in revenue and operating expenses and management does not have any control over these amounts for the Utilities, management believes that beginning with operating margins is a useful supplemental measure. In addition, it is management’s belief that operating margins and the remaining operating expenses that calculate operating income are useful assessing the Company’s and the Utilities’ performance as management has more ability to influence control over these revenues and expenses.

SPIRE
Net Income and Net Economic Earnings
The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Consol-idated	Per Diluted Share**
Three Months Ended December 31, 2016
Net Income (Loss) (GAAP)	$51.7	$(0.8)	$(5.7)	$45.2	$0.99
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	—	3.8	—	3.8	0.08
Lower of cost or market inventory adjustments	—	(0.1)	—	(0.1)	—
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.1)	—	(0.1)	—
Acquisition, divestiture and restructuring activities	0.1	—	—	0.1	—
Income tax effect of adjustments*	—	(1.4)	—	(1.4)	(0.03)
Net Economic Earnings (Loss) (Non-GAAP)**	$51.8	$1.4	$(5.7)	$47.5	$1.04

Three Months Ended December 31, 2015
Net Income (Loss) (GAAP)	$49.3	$2.3	$(4.7)	$46.9	$1.08
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	(0.1)	(4.8)	—	(4.9)	(0.11)
Lower of cost or market inventory adjustments	—	0.6	—	0.6	0.01
Realized loss on economic hedges prior to the sale of the physical commodity	—	(0.1)	—	(0.1)	—
Acquisition, divestiture and restructuring activities	1.2	—	0.1	1.3	0.03
Income tax effect of adjustments*	(0.4)	1.7	—	1.3	0.03
Net Economic Earnings (Loss) (Non-GAAP)**	$50.0	$(0.3)	$(4.6)	$45.1	$1.04

*	Income taxes are calculated by applying effective federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted EPS calculation.
Consolidated
Spire’s net income was $45.2 for the three months ended December 31, 2016, compared with $46.9 for the three months ended December 31, 2015. Basic and diluted earnings per share for the three months ended December 31, 2016 were $0.99, compared with basic and diluted earnings per share of $1.08 for the three months ended December 31, 2015. Net income decreased $1.7 as the $2.4 increase in Utilities earnings were more than offset by lower income in Gas Marketing and higher interest expense in Other. Spire’s net economic earnings were $47.5 ($1.04 per diluted share) for the three months ended December 31, 2016, equal to an increase of $2.4 from the $45.1 ($1.04 per diluted share) reported for the same period last year. The increase in net economic earnings is primarily attributable to stronger results delivered by the Gas Utility and Gas Marketing segments, as described below. Net economic earnings per share did not increase due to the 2,185,000 shares issued in May 2016 to help finance the EnergySouth acquisition.
Gas Utility
For the three months ended December 31, 2016, Gas Utility net income increased by $2.4 versus the prior-year quarter. The $3.4 of net income delivered by the EnergySouth acquisition, along with small net income growth from Alagasco were partially offset by $1.4 lower earnings versus the prior year quarter from the Missouri Utilities. Net economic earnings increased by $1.8 versus the prior-year quarter.
Gas Marketing
The Gas Marketing segment reported a net loss totaling $0.8 for the three months ended December 31, 2016, versus net income of $2.3 in the prior year quarter. The result was driven by unfavorable fair market value adjustments relating to increased price volatility at contract expiry, primarily on energy-related derivatives, incurred in the current-year quarter. Net economic earnings for the three months ended December 31, 2016 increased $1.7 compared with the three months ended December 31, 2015, reflecting higher overall volumes and increased trading and storage optimization.
Operating Revenues and Operating Expenses
Reconciliations of the Company’s operating margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2016
Operating revenues	$476.7	$21.7	$1.8	$(5.1)	$495.1
Natural and propane gas expense	214.5	21.5	—	(3.9)	232.1
Gross receipts tax expense	19.0	—	—	—	19.0
Operating margin (non-GAAP)	243.2	0.2	1.8	(1.2)	244.0
Depreciation and amortization	37.7	—	0.1	—	37.8
Other operating expenses	114.9	1.5	1.9	(1.2)	117.1
Operating income (loss) (GAAP)	$90.6	$(1.3)	$(0.2)	$—	$89.1

Three Months Ended December 31, 2015
Operating revenues	$399.5	$12.8	$0.8	$(13.7)	$399.4
Natural and propane gas expense	161.9	7.4	—	(13.4)	155.9
Gross receipts tax expense	17.5	—	—	—	17.5
Operating margin (non-GAAP)	220.1	5.4	0.8	(0.3)	226.0
Depreciation and amortization	33.5	—	0.2	—	33.7
Other operating expenses	102.6	1.6	1.4	(0.3)	105.3
Operating income (loss) (GAAP)	$84.0	$3.8	$(0.8)	$—	$87.0
Consolidated
As shown in the table above, Spire reported an operating revenue increase 0f $95.7 for the three months ended December 31, 2016 compared with the same period last year, with increases in both Gas Utility and Gas Marketing. Spire’s first quarter operating margin increased $18.0 compared with last year due primarily to increases in the Gas Utility segment, principally due to the EnergySouth acquisition. The increase in Gas Utility was partly offset by lower results in the Gas Marketing segment. Depreciation and amortization expenses were up in the Gas Utility segment, reflecting the EnergySouth acquisition and capital investment undertaken by the Missouri Utilities and Alagasco. Other operating expenses in the quarter were $11.8 higher than the prior year quarter, due primarily to the $10.4 in additional costs resulting from the EnergySouth acquisition. These fluctuations are described in more detail below.

Gas Utility
Operating Revenues – Gas Utility operating revenues for the three months ended December 31, 2016 were $476.7, or $77.2 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

EnergySouth acquisition revenues	$26.5
Weather / volumetric usage	14.0
Higher wholesale gas costs passed on to customers	21.7
Higher Missouri Utilities off-system sales and capacity release	10.8
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	3.3
Alagasco – Lower Rate Stabilization and Equalization (RSE) revenue reduction	1.2
All other variations	(0.3)
Total Variation	$77.2
As shown, the increase was primarily attributable to higher revenues reflecting the EnergySouth acquisition, the increase in wholesale gas costs, higher off-system sales, higher ISRS charges within the Missouri Utilities, and the adjustments under the RSE rate-setting process. It should be noted that a significant portion of the off-system sales and weather/volumetric revenue increases were offset by higher regulatory costs and did not impact margin.
Operating Margin – Gas Utility operating margin was $243.2 for the three months ended December 31, 2016, a $23.1 increase over the same period last year. The net increase was attributable to the following factors:

EnergySouth acquisition margin	$19.4
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	3.3
Alagasco – Lower Rate Stabilization and Equalization (RSE) revenue reduction	1.2
Other variations, including timing of gas cost recoveries	(0.8)
Total Variation	$23.1
As shown, the increase in operating margin was primarily attributable to the margin contributed by the EnergySouth acquisition, the higher ISRS charges within the Missouri Utilities for the current quarter, and a lower revenue reduction from Alagasco’s RSE adjustment versus the prior year. The Missouri Utilities experienced mild weather this quarter with degree days 16% warmer than normal, compared to the prior year that was 27% warmer than normal. In the Alagasco territory, weather was 29% warmer than normal this year, compared to 37% warmer than normal in the prior year. Temperatures across the regions were also much more volatile than both the prior year and normal. The combined impact of these weather conditions resulted in the operating margin due to weather being marginally lower than the prior year quarter.
Operating Expenses – Depreciation and amortization expenses for the three months ended December 31, 2016 increased $4.2 from last year, primarily due to $2.7 from the EnergySouth acquisition and higher levels of capital expenditures by the Missouri Utilities and Alagasco. Other operating expenses for the three months ended December 31, 2016 are $12.3 higher than the same period in the prior year, largely due to $10.4 resulting from the EnergySouth acquisition. The remaining $1.9 net increase in Gas Utility expenses was driven by higher property tax expense and professional fees, partially offset by a decrease in integration costs and employee-related costs.
Gas Marketing
Operating Revenues – Operating revenues increased $8.9 versus the prior-year period. The effect of higher total volume and storage activity, combined with higher general levels of pricing, were only partly offset by the effect of increased trading activities and unfavorable mark-to-market adjustments on derivatives. Under GAAP, revenues associated with trading activities are presented net of related costs. Average pricing for the quarter ended December 31, 2016 was approximately $2.898/MMBtu versus approximately $2.149/MMBtu for the quarter ended December 31, 2015.
Operating Margin – Gas Marketing operating margin during the three months ended December 31, 2016 decreased $5.2 from the same period last year. The decrease in operating margin is primarily due to the favorable impact of higher overall volumes and increased trading and storage activity being more than offset by the negative $7.9 mark-to-market impact of fair value adjustments.

Interest Charges
Consolidated interest charges during the three months ended December 31, 2016 increased by $3.1 from the same period last year. The increase was primarily driven by the debt incurred and assumed as a result of the EnergySouth acquisition, combined with marginally higher interest rates on floating rate debt. Also, for the three months ended December 31, 2016 and 2015, average short-term borrowings were $475.0 and $374.2, respectively, and the average interest rates on these borrowings were 1.1% and 0.7%, respectively.
Income Taxes
Consolidated income tax expense during the three months ended December 31, 2016 was flat versus the prior year quarter. The effective tax rate for the current quarter was 33.0% versus 32.4% in the prior-year period. The effective tax rate for the current-year quarter is slightly higher than the prior year quarter due to a higher estimate of pre-tax book income for the current fiscal year.
LACLEDE GAS

	Three Months Ended December 31,
	2016	2015
Operating revenues	$363.6	$317.2
Natural and propane gas expense	191.3	149.8
Gross receipts tax expense	14.1	13.5
Operating margin (non-GAAP)	158.2	153.9
Depreciation and amortization	22.7	21.8
Other operating expenses	71.0	67.0
Operating income (GAAP)	$64.5	$65.1
Net Income	$38.0	$39.4
Operating revenues for the three months ended December 31, 2016 increased $46.4 from the same period last year primarily due to $17.6 in higher wholesale gas costs passed on to customers, higher gas usage of $15.3, $10.8 in higher off-system sales and capacity release, and a $3.3 increase in ISRS charges. Operating margin for the three months ended December 31, 2016 increased $4.3 from the same period last year, largely due to the $3.3 increase in ISRS charges. The revenue increases attributable to the higher gas costs, higher off-system sales and customer usage were mostly offset by corresponding regulatory cost adjustments resulting in only a slightly positive impact on operating margin. Other operating expenses for the three months ended December 31, 2016 increased $4.0, largely attributable to higher property tax expense, professional fees, and bad debt expense, offset in part by lower integration and employee-related costs. Depreciation and amortization increased $0.9 in the current quarter versus the prior year quarter due to higher capital investments. Interest charges increased $0.4, due primarily to higher interest rates on short term borrowings. Other operating income decreased by $0.7. Resulting net income for the three months ended December 31, 2016 decreased $1.4 from the same period last year.
Temperatures in Laclede Gas’ service areas during the three months ended December 31, 2016 were 15% colder than the same period last year, resulting in higher usage on a year-over-year comparative basis. However, temperatures versus normal (the basis of Laclede Gas’ rate design) were 16% higher, which constrained margin growth. The Missouri Utilities’ total system therms sold and transported were 570.2 million for the three months ended December 31, 2016, compared with 494.4 million for the same period last year. Total off-system therms sold and transported were 85.6 million for the three months ended December 31, 2016, compared with 77.6 million for the same period last year.

ALAGASCO

	Three Months Ended December 31,
	2016	2015
Operating revenues	$86.7	$82.3
Natural gas expense	16.8	12.1
Gross receipts tax expense	4.2	4.0
Operating margin (non-GAAP)	65.7	66.2
Depreciation and amortization	12.3	11.7
Other operating expenses	33.6	35.6
Operating income (GAAP)	$19.8	$18.9
Net Income	$10.3	$9.9
Operating revenues for the three months ended December 31, 2016 increased $4.4 from the same period last year. A $4.1 increase in gas costs passed through to customers, combined with a favorable RSE adjustment of $1.2 were only partly offset by $1.3 weather impact. Operating margin decreased $0.5 due principally to milder weather conditions and the volatility of temperatures during the current year more than offsetting the favorable RSE adjustment. Depreciation and amortization expenses for the three months ended December 31, 2016 were slightly higher than the same period last year. Other operating expenses were $2.0 lower, primarily due to lower employee-related costs and favorable bad debt experience. Net income during the three months ended December 31, 2016 increased $0.4 from the same period last year, primarily due to the factors discussed above.
Temperatures in Alagasco’s service area during the three months ended December 31, 2016 were 14% colder than a year ago, but still 29% above normal. This variability and volatility relative to normal temperatures were the critical factors in Alagasco’s operating margin decrease versus the prior year. Alagasco’s total system therms sold and transported were 221.5 million for the three months ended December 31, 2016, compared with 188.6 million for the same period last year.
For further information on the GSA and RSE mechanisms, please see Note 1, Summary of Significant Accounting Policies, and Note 15, Regulatory Matters, of Alagasco’s Annual Report on Form 10-K for the period ended September 30, 2016.

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
Laclede Gas
On November 12, 2015, the MoPSC approved an incremental ISRS amount of $4.4 for Laclede Gas’ eastern Missouri service territory and $1.9 for MGE, effective December 1, 2015. On January 15, 2016, the Missouri Office of the Public Counsel (OPC) filed an appeal to Missouri’s Western District Court of Appeals of the MoPSC’s decision permitting Laclede Gas to update its ISRS applications during the pendency of the case. On September 27, 2016, the Western District affirmed the report and order of the MoPSC. On December 20, 2016, the Missouri Supreme Court declined to hear a further appeal, bringing the matter to a close.
On May 19, 2016, the MoPSC approved an incremental ISRS amount of $5.4 for Laclede Gas’ eastern Missouri service territory and $3.6 for MGE, effective May 31, 2016. On June 30, 2016, the OPC filed an appeal to Missouri’s Western District Court of Appeals of the MoPSC’s decision permitting Laclede Gas to update its ISRS applications during the pendency of the case. Laclede Gas believes the MoPSC’s decision was lawful and reasonable, and believes the updating process will again be upheld by the Western District.
On September 30, 2016, Laclede Gas filed to increase its ISRS revenues, by $5.0 for Laclede Gas’ eastern Missouri service territory and $3.4 for MGE, related to ISRS investments from March 2016 through October 2016. The MoPSC suspended the tariff until January 28, 2017, and directed the MoPSC Staff (Staff) to file a recommendation. On November 29, 2016, Staff recommended $3.4 for MGE and $4.5 for Laclede Gas’ eastern Missouri service territory based on updates filed by the company. On December 9, 2016, OPC filed a motion to deny the rate increases and, alternatively, for a hearing on five issues, three of which were withdrawn before the scheduled hearing date. On January 3, 2017, the MoPSC held a hearing to decide the two remaining issues. On January 18, 2017, the MoPSC issued an order setting the ISRS increases at $4.5 and $3.2, respectively, bringing total annualized ISRS revenue to $29.5 for Laclede Gas’ eastern Missouri service territory and $13.5 for MGE’s service territory. Rates were effective January 28, 2017.
Laclede Gas previously had authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518.0. This authority was scheduled to expire June 30, 2015. On April 15, 2015, Laclede Gas applied to the MoPSC for a new financing authorization in the amount of $550.0, and on June 24, 2015, the MoPSC granted an extension of the current authorization until the pending application was resolved. On February 10, 2016, the MoPSC issued an order, by a 3-2 vote, authorizing Laclede Gas financing authority for $300.0 for financings placed any time before September 30, 2018. Laclede Gas filed an application for rehearing, which was denied on March 9, 2016. On March 31, 2016, Laclede Gas filed an appeal with Missouri’s Western District Court of Appeals concerning this matter. After parties filed their briefs in September and October, oral arguments were heard on November 17, 2016. Laclede Gas has issued no securities under this authorization since the decision and $300.0 remained available for issuance as of January 30, 2017.
On June 16, 2016, the OPC filed a motion to open an investigation of the announced acquisition of EnergySouth and the completed acquisition of Alagasco by Spire, to determine whether or not the proposed or completed transactions are likely to be detrimental to the public interest and the interests of Missouri ratepayers. On June 27, 2016, Spire filed a response opposing OPC’s motion asserting, among other things, that the MoPSC lacked jurisdiction over those transactions. On July 11, 2016, the Staff filed a response asserting that the MoPSC did have jurisdiction and requested that MoPSC open a docket for the investigation of the acquisition of Alagasco and the announced acquisition of EnergySouth by Spire, to determine whether they are, or are likely to be, detrimental to the public interest and the interests of Missouri ratepayers. On July 20, 2016, the MoPSC granted the Staff’s motion and, while making no finding on the MoPSC’s jurisdiction over the transaction, ordered Staff to file a report. On September 1, 2016, the Staff filed its report alleging that Spire was in violation of its holding company stipulation by not seeking MoPSC approval of such transactions. Staff also summarized certain “potential detriments” to ratepayers and noted that it will pursue a complaint for the violation in the holding company case. On September 6, 2016, Spire filed a response to the investigation report noting that the Staff’s summary was incorrect and directly conflicted with the views in the Staff report expressed by its own experts that failed to identify any detriments associated with the transactions. On September 7, 2016, the MoPSC closed the file without sanctioning a complaint or making a determination on jurisdiction. No further formal actions have taken place at this time.
Alagasco
Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Alagasco’s current RSE order has a term extending beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with law. In the event of unforeseen circumstances, whether physical or economic, of the nature of force majeure and including a change in control, the APSC and Alagasco will consult in good faith with respect to modifications, if any. Effective January 1, 2014, Alagasco’s allowed range of return on average common equity is 10.5% to 10.95% with an adjusting point of 10.8%. Alagasco is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. The RSE reduction for the July 31, 2016 quarterly point of test was $4.8 and went into effect October 1, 2016, and for the quarterly point of test at September 30, 2016, Alagasco recorded a $2.7 RSE reduction effective December 1, 2016. As part of the annual update for RSE, on November 30, 2016, Alagasco filed a reduction for rate year 2017 of $2.5 that also became effective December 1, 2016.
On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability recorded for Alagasco. Refunds from such negative salvage liability will be passed back to eligible customers on a declining basis through lower tariff rates through rate year 2019 pursuant to the terms of the Negative Salvage Rebalancing (NSR) rider (see the 2016 Form 10-K for more detail). The amount passed back for the first quarter of fiscal 2017 was $0.7, leaving $18.0 as of December 31, 2016, of which approximately $8.6 will be reflected in rates effective January through March 2017.

Spire
In addition to the matters described above, the following regulatory matter affects Spire.
On July 22, 2016, the proposed project of Spire STL Pipeline LLC, a wholly owned subsidiary of Spire, was accepted into the pre-filing process at the FERC. The proposal outlined the plan to build, own, operate, and maintain a pipeline interconnecting with the Rockies Express pipeline to deliver natural gas to the St. Louis, Missouri area. As an interstate project, the Spire STL Pipeline will be reviewed for siting and permitting by the FERC, which will be the lead agency for other federal, state, and local permitting authorities. A precedent agreement between Spire STL Pipeline and Laclede Gas was executed on January 25, 2017. Thereafter, on January 26, 2017, Spire STL Pipeline filed an application with the FERC requesting issuance of a certificate of convenience and necessity authorizing it to construct, own, and operate an interstate pipeline.

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Laclede Gas’, and Alagasco’s Annual Reports on Form 10-K for the fiscal year ended September 30, 2016 and include regulatory accounting, goodwill, and employee benefits and postretirement obligations. There were no significant changes to these critical accounting estimates during the three months ended December 31, 2016.
For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in the Company’s, Laclede Gas’, and Alagasco’s Annual Reports on Form 10-K for the fiscal year ended September 30, 2016.

ACCOUNTING PRONOUNCEMENTS
The Company, Laclede Gas and Alagasco have evaluated or are in the process of evaluating the impact that recently issued accounting standards will have on the companies’ financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Pronouncement section in Note 1 of the Notes to Financial Statements.

FINANCIAL CONDITION
Cash Flows
Spire
The Company’s short-term borrowing requirements typically peak during colder months when the Utilities borrow money to cover the lag between when they purchase natural gas and when their customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with Laclede Gas’ use of natural gas derivative instruments), variations in the timing of collections of gas cost under Laclede Gas’ PGA clause and Alagasco’s GSA rider, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and may cause significant variations in the Company’s cash provided by or used in operating activities.

	Three Months Ended December 31,
Cash Flow Summary	2016	2015
Net cash provided by operating activities	$10.3	$33.5
Net cash used in investing activities	(85.9)	(62.8)
Net cash provided by financing activities	81.0	20.1

For the three months ended December 31, 2016, net cash provided by operating activities declined $23.2 from the corresponding period of fiscal 2016. The change is primarily due to fluctuations in working capital, as mentioned above, largely driven by the relative weather conditions and gas prices during the periods.
For the three months ended December 31, 2016, net cash used in investing activities was $23.1 greater than the same period in the prior year. This increase was driven by capital expenditure activity that was $26.9 higher in the first three months of fiscal 2017 compared to the same period of fiscal 2016. The higher spending to this point in the fiscal year is consistent with the Company’s capital expenditure expectations, and reflects the continued focus on infrastructure upgrades and the addition of EnergySouth.
Lastly, for the three months ended December 31, 2016, net cash provided by financing activities was $60.9 higher than for the three months ended December 31, 2015. This change primarily reflects a $68.6 increase in seasonal short-term borrowings and the addition of EnergySouth activity, partially offset by slightly higher dividend payments and certain other financing activities.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
None of Spire, Laclede Gas, or Alagasco had any short-term investments as of or for the three months ended December 31, 2016.
Bank deposits were used to support working capital needs of the business.
Short-term Debt
The Utilities’ short-term borrowing requirements typically peak during the colder months, while the Company’s needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit.
On December 14, 2016, Spire, Laclede Gas, and Alagasco entered into a new syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring December 14, 2021. The largest portion provided by a single bank under the line is 12.3%.
The loan agreement replaces Spire’s and Laclede Gas’ existing loan agreements dated as of September 3, 2013 and amended September 3, 2014, which were set to expire on September 3, 2019, and Alagasco’s existing loan agreement dated September 2, 2014, which was set to expire September 2, 2019. All three agreements were terminated on December 14, 2016.
The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Laclede Gas, and $200.0 for Alagasco. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment. Spire may use its line to provide for the funding needs of various subsidiaries. Spire, Laclede Gas, and Alagasco expect to use the loan agreement for general corporate purposes, including short-term borrowings and letters of credit.
The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on December 31, 2016, total debt was 59% of total capitalization for the consolidated Company, 51% for Laclede Gas and 29% for Alagasco.
On December 21, 2016, Spire established a commercial paper program (Program) pursuant to which Spire may issue short-term, unsecured commercial paper notes (Notes). Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $975.0. The Notes will have maturities of up to 365 days from date of issue. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, including to provide working capital for both utility and non-utility subsidiaries. No Notes were outstanding under the Program as of December 31, 2016.

Information regarding consolidated short-term borrowings during the three months ended December 31, 2016 and as of December 31, 2016, is presented below:

	Spire Bank Line Borrowings	Laclede Gas Commercial Paper Borrowings	Alagasco Bank Line Borrowings	Total Short-Term Borrowings
Three Months Ended December 31, 2016
Weighted average borrowings outstanding	$86.9	$300.3	$87.8	$475.0
Weighted average interest rate	1.8%	0.8%	1.6%	1.1%
Range of borrowings outstanding	$73.0 - $99.0	$243.7 - $329.7	$74.0 - $102.5	$398.7 - $527.7
As of December 31, 2016
Borrowings outstanding at end of period	$91.0	$312.9	$102.5	$506.4
Weighted average interest rate	2.0%	1.1%	1.8%	1.4%

Annual decrease in pre-tax earnings and cash flows resulting from a 100-basis-point average rate change on average short-term borrowings*	$0.9	$3.0	$0.9	$4.8
*Portions may be offset through the Utilities application of PGA and GSA carrying costs
Long-term Debt and Equity
Spire
At December 31, 2016, including the current portion but excluding unamortized discounts, debt issuance costs, and net hedging gains, Spire had fixed-rate long-term debt totaling $1,835.8 and floating rate debt totaling $250.0, of which $810.0 was issued by Laclede Gas and $250.0 was issued by Alagasco. With the exception of the $250.0 floating rate senior notes issued by Spire in August 2014, the long-term debt issues are fixed-rate and are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Company’s $1,942.0 senior long-term debt, $25.0 has no call options, $937.0 has make-whole call options, $725.0 are callable at par one to six months prior to maturity and $255.0 are callable at par currently. The remainder of the Company’s long-term debt is $143.8 of junior subordinated notes associated with the equity units. None of the debt has any put options.
Spire entered into a master note purchase agreement on June 20, 2016 with certain institutional purchasers pursuant to which Spire committed to issue a total of $165.0 unsecured notes in the private placement market. These notes were issued in September 2016 and funded a portion of the purchase price for the EnergySouth acquisition. Tranche A of the notes for $35.0 will mature on September 1, 2021, and bears interest of 2.52%; Tranche B for $130.0 will mature September 1, 2026 and bears interest of 3.13%.
Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 168,698 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 100,925 and 95,914 shares at December 31, 2016 and January 30, 2017, respectively, remaining available for issuance under its Form S-3. Spire also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities, which expires September 23, 2019. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.
Consolidated capitalization at December 31, 2016 consisted of 49.7% of Spire common stock equity and 50.3% of long-term debt, compared to 49.3% of Spire common stock equity and 50.7% of long-term debt at September 30, 2016.
Laclede Gas
Of Laclede Gas’ $810.0 in long-term debt, $25.0 has no call option, $435.0 has make-whole call options, and $350.0 are callable at par one to six months prior to maturity.
Laclede Gas has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $300.0. This authority became effective March 11, 2016, and will expire September 30, 2018, but is under appeal by Laclede Gas, as discussed under Regulatory and Other Matters above. Laclede Gas issued no securities under this authorization as of January 30, 2017, and $300.0 remains available.
Laclede Gas filed a shelf registration on Form S-3 with the SEC on September 23, 2016, for issuance of first mortgage bonds, unsecured debt, and preferred stock, which expires on September 23, 2019. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions, as well as future MoPSC authorizations.
Laclede Gas capitalization at December 31, 2016 consisted of 57.6% of common stock equity and 42.4% of long-term debt compared to 57.1% of common stock equity and 42.9% of long-term debt at September 30, 2016.
Alagasco
All of Alagasco’s $250.0 long-term debt issues have make-whole call options.
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
Alagasco’s capitalization at December 31, 2016 consisted of 77.9% of common stock equity and 22.1% of long-term debt compared to 77.8% of common stock equity and 22.2% of long-term debt at September 30, 2016.
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

CONTRACTUAL OBLIGATIONS
During the three months ended December 31, 2016, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Form 10-K for the period ended September 30, 2016.

MARKET RISK
There were no material changes in the Company’s commodity price risk or counterparty credit risk as of December 31, 2016 relative to the corresponding information provided as of September 30, 2016 in the Company’s Annual Report on Form 10-K. Information on concentrations of credit risk, including how Spire Marketing manages these risks, is included in Note 7, Concentrations of Credit Risk, of the Notes to Financial Statements under Item 1.
During the second quarter of fiscal 2016, Spire entered into five-year interest rate swap transactions with a fixed interest rate of 1.776% and a notional amount of $105.0 to protect itself against adverse movement in interest rates in anticipation of the issuance of long-term debt in 2017. During the third quarter of 2016, the Company entered into seven-year swap transactions with an average fixed interest rate of 1.501% and a notional amount of $120.0 to hedge against additional debt expected to be issued in 2017 or early 2018. An $11.2 mark-to-market gain on these swaps was recognized for the three months ended December 31, 2016. The fair values of related derivative instruments are shown in Note 6, Fair Value Measurements. Information about the Company’s short-term and long-term debt is included under the heading “Liquidity and Capital Resources” in this Item 2.

ENVIRONMENTAL MATTERS
The Utilities own and operate natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Laclede Gas’, or Alagasco’s financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, the Utilities may be required to incur additional costs. For information relative to environmental matters, see Note 10, Commitments and Contingencies, of the Notes to Financial Statements included in Item 1.

OFF-BALANCE SHEET ARRANGEMENTS
At December 31, 2016, the Company had no off-balance-sheet financing arrangements, other than operating leases and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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
Effective September 12, 2016, we acquired EnergySouth, Inc. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include the internal control over financial reporting of EnergySouth, Inc. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year following the acquisition. EnergySouth, Inc.’s business constituted 5.2 percent and 4.9 percent of Spire’s net and total assets, respectively, as of December 31, 2016, and 5.3 percent of revenues for the three months ended December 31, 2016.
After the acquisition of EnergySouth, Inc. on September 12, 2016, management has begun to integrate some controls of EnergySouth, Inc. with those of the Company’s corporate level controls, although a complete integration is not expected and EnergySouth, Inc. will retain distinct controls in some areas. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no changes in Laclede Gas’ internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Laclede Gas’ internal control over financial reporting.
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
There were no changes in Alagasco’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Alagasco’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of environmental matters and legal proceedings, see Note 10, Commitments and Contingencies, of the Notes to Financial Statements in Item 1 of Part 1. For a description of pending regulatory matters, see Regulatory and Other Matters under Part I, Item 2.
The registrants are involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcomes of these matters will not have a material effect on any registrant’s financial position or results of operations reflected in the financial statements presented herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The only repurchase of Spire’s common stock in the quarter were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	—	$—	—	—
November 1, 2016 - November 30, 2016	—	$—	—	—
December 1, 2016 - December 31, 2016	33,615	$63.67	—	—
Total	33,615	$63.67	—	—
Laclede Gas’ outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of December 31, 2016, all of Laclede Gas’ retained earnings were free from such restrictions.

Item 6. Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	February 1, 2017	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Laclede Gas Company

Date:	February 1, 2017	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Alabama Gas Corporation

Date:	February 1, 2017	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Loan Agreement, dated December 14, 2016, by and among Spire Inc., Alabama Gas Corporation, Laclede Gas Company, and the several banks party thereto, including Wells Fargo Bank, National Association, as Administrative Agent; JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as Co-Syndication Agents; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners; and Bank of America, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., Regions Bank, Royal Bank of Canada, and TD Bank, N.A., as Documentation Agents; filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 16, 2016.

10.2	Commercial Paper Dealer Agreement, dated December 21, 2016, between Spire Inc. and Wells Fargo Securities, LLC.
10.3	Commercial Paper Dealer Agreement, dated December 21, 2016, between Spire Inc. and Credit Suisse Securities (USA) LLC.
10.4	Engagement Agreement, dated December 21, 2016, between Spire Inc. and L. Craig Dowdy.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Laclede Gas Company.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Alabama Gas Corporation.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Laclede Gas Company.
32.3	CEO and CFO Section 1350 Certifications of Alabama Gas Corporation.
101.INS	XBRL Instance Document. (1)
101.SCH	XBRL Taxonomy Extension Schema. (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Income and Condensed Statements of Income for the three months ended December 31, 2016 and 2015; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income and Condensed Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015; (iv) unaudited Condensed Consolidated Balance Sheets and Condensed Balance Sheets at December 31, 2016, September 30, 2016 and December 31, 2015; (v) unaudited Condensed Consolidated Statements of Common Shareholders’ Equity and Condensed Statements of Common Shareholder’s Equity for the three months ended December 31, 2016 and 2015; (vi) unaudited Condensed Consolidated Statements of Cash Flows and Condensed Statements of Cash Flows for the three months ended December 31, 2016 and 2015, and (vii) combined Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.