Form 10-Q
period 2017-03-31
SPIRE INC; ALABAMA GAS CORP; LACLEDE GAS CO
filed 2017-05-03
CIK 1126956, 3146, 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139
2-38960	Alabama Gas Corporation 2101 6th Avenue North Birmingham, Alabama 35203 205-326-8100	Alabama	63-0022000

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company	Emerging growth company
Spire Inc.	X
Laclede Gas Company			X
Alabama Gas Corporation			X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Spire Inc.	[ ]
Laclede Gas Company	[ ]
Alabama Gas Corporation	[ ]

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes [ ]	No [ X ]
Laclede Gas Company	Yes [ ]	No [ X ]
Alabama Gas Corporation	Yes [ ]	No [ X ]

The number of shares outstanding of each registrant’s common stock as of April 28, 2017 was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	48,258,599
Laclede Gas Company	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Alabama Gas Corporation	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

Alabama Utilities	Alagasco and Mobile Gas, the utilities serving the Alabama region	MDNR	Missouri Department of Natural Resources
Alagasco	Alabama Gas Corporation	MGE	Missouri Gas Energy
AOCI	Accumulated other comprehensive income or loss	MGP	Manufactured gas plant
APSC	Alabama Public Service Commission	Missouri Utilities	Laclede Gas Company (including MGE), the utilities serving the Missouri region
ASC	Accounting Standards Codification	MMBtu	Million British thermal units
ASU	Accounting Standards Update	Mobile Gas	Mobile Gas Service Corporation
Bcf	Billion cubic feet	MoPSC	Missouri Public Service Commission
BVCP	Brownfields/Voluntary Cleanup Program	MSPSC	Mississippi Public Service Commission
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	NYMEX	New York Mercantile Exchange, Inc.
Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	NYSE	New York Stock Exchange
EnergySouth	EnergySouth, Inc.	O&M	Operation and maintenance expense
EPA	US Environmental Protection Agency	OPC	Missouri Office of the Public Counsel
EPS	Earnings per share	OTCBB	Over-the-Counter Bulletin Board
FASB	Financial Accounting Standards Board	PGA	Purchased Gas Adjustment
FERC	Federal Energy Regulatory Commission	PRP	Potentially responsible party
GAAP	Accounting principles generally accepted in the United States of America	RSE	Rate Stabilization and Equalization
Gas Marketing	Operating segment including Spire Marketing, which is engaged in the non-regulated marketing of natural gas and related activities	SEC	US Securities and Exchange Commission
Gas Utility	Segment including the regulated operations of the Utilities	Spire Marketing	Spire Marketing Inc. (formerly known as Laclede Energy Resources, Inc., or LER)
GSA	Gas Supply Adjustment	US	United States
ICE	Intercontinental Exchange	Utilities	Laclede Gas, Alagasco, and the subsidiaries of EnergySouth
ISRS	Infrastructure System Replacement Surcharge	Willmut Gas	Willmut Gas & Oil Company
Laclede Gas	Laclede Gas Company, or Missouri Utilities

PART I. FINANCIAL INFORMATION
The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (Spire or the Company), Laclede Gas Company (Laclede Gas or Missouri Utilities) and Alabama Gas Corporation (Alagasco) — without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in each registrant’s respective Form 10-K for the fiscal year ended September 30, 2016.
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

Item 1. Financial Statements

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except per share amounts)	2017	2016	2017	2016
Operating Revenues:
Gas Utility	$641.1	$611.5	$1,113.4	$1,010.3
Gas Marketing and other	22.3	(2.2)	45.1	(1.6)
Total Operating Revenues	663.4	609.3	1,158.5	1,008.7
Operating Expenses:
Gas Utility
Natural and propane gas	254.3	261.1	448.1	409.6
Operation and maintenance	98.4	94.3	197.8	185.9
Depreciation and amortization	37.9	33.8	75.6	67.3
Taxes, other than income taxes	48.3	43.9	81.7	72.1
Total Gas Utility Operating Expenses	438.9	433.1	803.2	734.9
Gas Marketing and other	44.1	8.5	85.8	19.1
Total Operating Expenses	483.0	441.6	889.0	754.0
Operating Income	180.4	167.7	269.5	254.7
Other Income	3.6	0.8	4.1	2.2
Interest Charges:
Interest on long-term debt	19.2	16.7	38.3	33.6
Other interest charges	3.5	2.6	6.5	4.7
Total Interest Charges	22.7	19.3	44.8	38.3
Income Before Income Taxes	161.3	149.2	228.8	218.6
Income Tax Expense	53.3	48.4	75.6	70.9
Net Income	$108.0	$100.8	$153.2	$147.7

Weighted Average Number of Common Shares Outstanding:
Basic	45.6	43.3	45.6	43.3
Diluted	45.7	43.5	45.7	43.5
Basic Earnings Per Share of Common Stock	$2.36	$2.32	$3.35	$3.40
Diluted Earnings Per Share of Common Stock	$2.36	$2.31	$3.34	$3.39
Dividends Declared Per Share of Common Stock	$0.53	$0.49	$1.05	$0.98

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2017	2016	2017	2016
Net Income	$108.0	$100.8	$153.2	$147.7
Other Comprehensive Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging gains (losses) arising during the period	1.0	(0.6)	12.5	(1.3)
Reclassification adjustment for (gains) losses included in net income	(0.1)	0.5	0.1	1.7
Net unrealized gains (losses) on cash flow hedging derivative instruments	0.9	(0.1)	12.6	0.4
Net gains on defined benefit pension and other postretirement plans	—	—	0.1	0.1
Net unrealized losses (gains) on available for sale securities	—	0.1	(0.1)	—
Other Comprehensive Income, Before Tax	0.9	—	12.6	0.5
Income Tax Expense Related to Items of Other Comprehensive Income	0.4	—	4.7	0.2
Other Comprehensive Income, Net of Tax	0.5	—	7.9	0.3
Comprehensive Income	$108.5	$100.8	$161.1	$148.0

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2017	2016	2016
ASSETS
Utility Plant	$4,978.8	$4,793.6	$4,271.3
Less: Accumulated depreciation and amortization	1,585.9	1,506.4	1,286.1
Net Utility Plant	3,392.9	3,287.2	2,985.2
Non-utility Property (net of accumulated depreciation and amortization of $8.3, $8.1 and $7.8 at March 31, 2017, September 30, 2016, and March 31, 2016, respectively)	26.6	13.7	13.8
Goodwill	1,163.9	1,164.9	946.0
Other Investments	63.2	62.1	61.1
Total Other Property and Investments	1,253.7	1,240.7	1,020.9
Current Assets:
Cash and cash equivalents	19.6	5.2	8.7
Accounts receivable:
Utility	238.5	127.8	217.1
Other	127.9	113.4	66.8
Allowance for doubtful accounts	(20.8)	(20.5)	(18.9)
Delayed customer billings	11.6	1.6	10.1
Inventories:
Natural gas	117.6	174.0	97.5
Propane gas	12.0	12.0	12.0
Materials and supplies	16.8	16.3	14.5
Natural gas receivable	7.8	9.7	19.5
Derivative instrument assets	8.2	11.4	7.6
Unamortized purchased gas adjustments	61.0	49.7	8.9
Other regulatory assets	64.8	44.2	32.4
Prepayments and other	19.3	24.8	27.6
Total Current Assets	684.3	569.6	503.8
Deferred Charges:
Regulatory assets	827.7	838.0	732.6
Other	98.1	128.9	65.0
Total Deferred Charges	925.8	966.9	797.6
Total Assets	$6,256.7	$6,064.4	$5,307.5

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	September 30,	March 31,
	2017	2016	2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 70.0 million shares authorized; 45.7 million, 45.6 million, and 43.4 million shares issued and outstanding at March 31, 2017, September 30, 2016 and March 31, 2016, respectively)	$45.7	$45.6	$43.4
Paid-in capital	1,177.7	1,175.9	1,040.3
Retained earnings	655.9	550.9	599.4
Accumulated other comprehensive income (loss)	3.7	(4.2)	(1.7)
Total Common Stock Equity	1,883.0	1,768.2	1,681.4
Long-term debt (less current portion)	1,925.3	1,820.7	1,839.3
Total Capitalization	3,808.3	3,588.9	3,520.7
Current Liabilities:
Current portion of long-term debt	—	250.0	—
Notes payable	567.4	398.7	253.6
Accounts payable	218.6	210.9	127.1
Advance customer billings	14.5	70.2	31.7
Wages and compensation accrued	29.0	39.8	26.6
Dividends payable	24.9	23.5	22.1
Customer deposits	35.7	34.9	33.0
Interest accrued	15.3	14.8	14.3
Taxes accrued	46.7	55.2	36.8
Unamortized purchased gas adjustments	1.6	1.7	4.3
Other regulatory liabilities	29.7	28.9	33.8
Other	31.9	32.7	35.5
Total Current Liabilities	1,015.3	1,161.3	618.8
Deferred Credits and Other Liabilities:
Deferred income taxes	690.6	607.3	564.2
Pension and postretirement benefit costs	308.1	303.7	254.8
Asset retirement obligations	212.4	206.4	162.8
Regulatory liabilities	144.1	130.7	110.7
Other	77.9	66.1	75.5
Total Deferred Credits and Other Liabilities	1,433.1	1,314.2	1,168.0
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$6,256.7	$6,064.4	$5,307.5

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*
(Dollars in millions)	Shares	Amount				Total
Balance at September 30, 2015	43,335,012	$43.3	$1,038.1	$494.2	$(2.0)	$1,573.6
Net income	—	—	—	147.7	—	147.7
Dividend reinvestment plan	12,704	—	0.7	—	—	0.7
Stock-based compensation costs	—	—	2.7	—	—	2.7
Stock issued under stock-based compensation plans	127,496	0.1	0.5	—	—	0.6
Employee’s tax withholding for stock-based compensation	(29,227)	—	(1.7)	—	—	(1.7)
Dividends declared	—	—	—	(42.5)	—	(42.5)
Other comprehensive income, net of tax	—	—	—	—	0.3	0.3
Balance at March 31, 2016	43,445,985	$43.4	$1,040.3	$599.4	$(1.7)	$1,681.4

Balance at September 30, 2016	45,650,642	$45.6	$1,175.9	$550.9	$(4.2)	$1,768.2
Net income	—	—	—	153.2	—	153.2
Dividend reinvestment plan	11,820	—	0.8	—	—	0.8
Stock-based compensation costs	—	—	3.3	—	—	3.3
Stock issued under stock-based compensation plans	122,094	0.1	(0.1)	—	—	—
Employee’s tax withholding for stock-based compensation	(34,589)	—	(2.2)	—	—	(2.2)
Dividends declared	—	—	—	(48.2)	—	(48.2)
Other comprehensive income, net of tax	—	—	—	—	7.9	7.9
Balance at March 31, 2017	45,749,967	$45.7	$1,177.7	$655.9	$3.7	$1,883.0

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2017	2016
Operating Activities:
Net Income	$153.2	$147.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	75.8	67.6
Deferred income taxes and investment tax credits	75.4	71.0
Changes in assets and liabilities:
Accounts receivable	(123.0)	(53.5)
Unamortized purchased gas adjustments	0.2	(11.0)
Accounts payable	28.3	(15.4)
Delayed/advance customer billings – net	(65.7)	(20.1)
Taxes accrued	(13.8)	(14.7)
Inventories	55.9	91.4
Other assets and liabilities	36.7	(19.6)
Other	3.1	(0.4)
Net cash provided by operating activities	226.1	243.0
Investing Activities:
Capital expenditures	(187.3)	(121.8)
Settlement for acquisition of EnergySouth	3.8	—
Other	0.6	(0.7)
Net cash used in investing activities	(182.9)	(122.5)
Financing Activities:
Issuance of long-term debt	250.0	80.0
Repayment of long-term debt	(393.8)	(80.0)
Issuance (repayment) of short-term debt - net	168.7	(84.4)
Issuance of common stock	0.1	2.1
Dividends paid	(46.8)	(41.6)
Other	(7.0)	(1.7)
Net cash used in financing activities	(28.8)	(125.6)
Net Increase (Decrease) in Cash and Cash Equivalents	14.4	(5.1)
Cash and Cash Equivalents at Beginning of Period	5.2	13.8
Cash and Cash Equivalents at End of Period	$19.6	$8.7

Supplemental disclosure of cash paid for:
Interest	$(41.8)	$(36.2)
Income taxes	(0.9)	(0.2)

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2017	2016	2017	2016
Operating Revenues:
Utility	$447.2	$446.7	$810.8	$763.9
Total Operating Revenues	447.2	446.7	810.8	763.9
Operating Expenses:
Utility
Natural and propane gas	241.2	242.8	432.5	392.6
Operation and maintenance	57.5	61.5	118.0	120.3
Depreciation and amortization	23.0	21.9	45.7	43.7
Taxes, other than income taxes	35.3	33.5	59.9	55.2
Total Operating Expenses	357.0	359.7	656.1	611.8
Operating Income	90.2	87.0	154.7	152.1
Other Income	1.9	0.4	2.0	1.2
Interest Charges:
Interest on long-term debt	8.2	8.2	16.5	16.6
Other interest charges	1.5	1.3	2.9	2.2
Total Interest Charges	9.7	9.5	19.4	18.8
Income Before Income Taxes	82.4	77.9	137.3	134.5
Income Tax Expense	25.4	23.6	42.3	40.8
Net Income	$57.0	$54.3	$95.0	$93.7

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2017	2016	2017	2016
Net Income	$57.0	$54.3	$95.0	$93.7
Other Comprehensive (Loss) Income, Net of Tax	(0.2)	0.1	—	0.2
Comprehensive Income	$56.8	$54.4	$95.0	$93.9

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2017	2016	2016
ASSETS
Utility Plant	$2,855.0	$2,718.5	$2,612.5
Less: Accumulated depreciation and amortization	659.6	604.5	580.7
Net Utility Plant	2,195.4	2,114.0	2,031.8
Goodwill	210.2	210.2	210.2
Other Property and Investments	58.3	57.3	56.2
Total Other Property and Investments	268.5	267.5	266.4
Current Assets:
Cash and cash equivalents	3.7	2.1	3.8
Accounts receivable:
Utility	166.4	87.9	159.8
Associated companies	22.7	2.2	1.2
Other	12.0	11.4	17.0
Allowance for doubtful accounts	(16.5)	(16.1)	(14.7)
Delayed customer billings	11.6	1.6	10.1
Inventories:
Natural gas	75.8	127.3	60.1
Propane gas	12.0	12.0	12.0
Materials and supplies	9.9	9.2	8.9
Derivative instrument assets	2.9	4.9	—
Unamortized purchased gas adjustments	17.1	43.1	3.9
Other regulatory assets	38.2	23.9	23.7
Prepayments and other	10.5	14.5	15.3
Total Current Assets	366.3	324.0	301.1
Deferred Charges:
Regulatory assets	569.4	589.8	563.8
Other	2.6	1.1	5.8
Total Deferred Charges	572.0	590.9	569.6
Total Assets	$3,402.2	$3,296.4	$3,168.9

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	September 30,	March 31,
	2017	2016	2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50,000 authorized; 24,577 shares issued and outstanding)	$753.9	$752.0	$750.0
Retained earnings	398.6	318.3	342.4
Accumulated other comprehensive loss	(1.8)	(1.8)	(1.5)
Total Common Stock Equity	1,150.7	1,068.5	1,090.9
Long-term debt	804.3	804.1	803.7
Total Capitalization	1,955.0	1,872.6	1,894.6
Current Liabilities:
Notes payable	—	243.7	169.6
Notes payable – associated companies	282.2	—	—
Accounts payable	57.8	67.6	51.0
Accounts payable – associated companies	5.1	5.4	1.9
Advance customer billings	0.2	49.1	16.1
Wages and compensation accrued	21.8	29.9	21.0
Dividends payable	—	14.0	21.3
Customer deposits	13.1	13.5	12.9
Interest accrued	7.9	7.7	7.6
Taxes accrued	23.8	29.1	19.1
Unamortized purchased gas adjustments	—	—	4.3
Other regulatory liabilities	2.7	1.3	1.3
Other	8.7	9.9	16.2
Total Current Liabilities	423.3	471.2	342.3
Deferred Credits and Other Liabilities:
Deferred income taxes	607.7	556.9	538.0
Pension and postretirement benefit costs	213.5	211.8	200.8
Asset retirement obligations	77.0	75.2	74.1
Regulatory liabilities	84.5	67.3	69.3
Other	41.2	41.4	49.8
Total Deferred Credits and Other Liabilities	1,023.9	952.6	932.0
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$3,402.2	$3,296.4	$3,168.9

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*
(Dollars in millions)	Shares	Amount				Total
Balance at September 30, 2015	24,577	$0.1	$748.2	$291.2	$(1.7)	$1,037.8
Net income	—	—	—	93.7	—	93.7
Stock-based compensation costs	—	—	1.7	—	—	1.7
Dividends declared	—	—	—	(42.5)	—	(42.5)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at March 31, 2016	24,577	$0.1	$749.9	$342.4	$(1.5)	$1,090.9

Balance at September 30, 2016	24,577	$0.1	$751.9	$318.3	$(1.8)	$1,068.5
Net income	—	—	—	95.0	—	95.0
Stock-based compensation costs	—	—	1.9	—	—	1.9
Dividends declared	—	—	—	(14.7)	—	(14.7)
Balance at March 31, 2017	24,577	$0.1	$753.8	$398.6	$(1.8)	$1,150.7

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2017	2016
Operating Activities:
Net Income	$95.0	$93.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.7	43.7
Deferred income taxes and investment tax credits	42.3	40.8
Changes in assets and liabilities:
Accounts receivable	(99.2)	(42.2)
Unamortized purchased gas adjustments	37.5	22.2
Accounts payable	(4.5)	(9.3)
Delayed/advance customer billings – net	(58.9)	(16.6)
Taxes accrued	(5.3)	(6.3)
Inventories	50.8	78.5
Other assets and liabilities	10.3	(12.7)
Other	0.8	0.2
Net cash provided by operating activities	114.5	192.0
Investing Activities:
Capital expenditures	(122.2)	(85.6)
Other	0.5	0.3
Net cash used in investing activities	(121.7)	(85.3)
Financing Activities:
Repayment of short-term debt - net	(243.7)	(63.4)
Borrowings from Spire - net	282.2	—
Dividends paid	(28.7)	(41.2)
Other	(1.0)	—
Net cash provided by (used in) financing activities	8.8	(104.6)
Net Increase in Cash and Cash Equivalents	1.6	2.1
Cash and Cash Equivalents at Beginning of Period	2.1	1.7
Cash and Cash Equivalents at End of Period	$3.7	$3.8

Supplemental disclosure of cash paid for:
Interest	$(19.0)	$(18.6)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2017	2016	2017	2016
Operating Revenues:
Utility	$158.8	$166.0	$245.5	$248.3
Total Operating Revenues	158.8	166.0	245.5	248.3
Operating Expenses:
Utility
Natural gas	25.8	30.2	42.6	42.3
Operation and maintenance	31.5	33.1	62.7	66.2
Depreciation and amortization	12.3	11.9	24.6	23.6
Taxes, other than income taxes	10.3	10.4	16.9	16.9
Total Operating Expenses	79.9	85.6	146.8	149.0
Operating Income	78.9	80.4	98.7	99.3
Other Income	1.1	0.5	1.5	1.0
Interest Charges:
Interest on long-term debt	2.8	2.7	5.6	5.7
Other interest charges	0.7	0.8	1.5	1.3
Total Interest Charges	3.5	3.5	7.1	7.0
Income Before Income Taxes	76.5	77.4	93.1	93.3
Income Tax Expense	28.9	29.3	35.2	35.3
Net Income	$47.6	$48.1	$57.9	$58.0

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2017	2016	2016
ASSETS
Utility Plant	$1,776.1	$1,729.6	$1,658.8
Less: Accumulated depreciation and amortization	779.1	756.6	705.4
Net Utility Plant	997.0	973.0	953.4
Current Assets:
Cash and cash equivalents	—	—	2.3
Accounts receivable:
Utility	62.0	34.0	57.3
Associated companies	0.4	—	—
Other	5.7	7.2	5.2
Allowance for doubtful accounts	(2.3)	(3.3)	(4.2)
Inventories:
Natural gas	26.5	34.6	30.3
Materials and supplies	5.8	5.9	5.5
Unamortized purchased gas adjustments	43.9	5.6	5.0
Other regulatory assets	11.2	14.9	8.7
Prepayments and other	4.1	5.1	8.1
Total Current Assets	157.3	104.0	118.2
Deferred Charges:
Regulatory assets	229.3	230.7	168.1
Deferred income taxes	186.2	221.4	214.7
Other	62.0	60.8	56.9
Total Deferred Charges	477.5	512.9	439.7
Total Assets	$1,631.8	$1,589.9	$1,511.3

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	September 30,	March 31,
	2017	2016	2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$420.9	$451.9	$451.9
Retained earnings	462.8	415.4	436.2
Total Common Stock Equity	883.7	867.3	888.1
Long-term debt	247.7	247.6	247.6
Total Capitalization	1,131.4	1,114.9	1,135.7
Current Liabilities:
Notes payable	—	82.0	41.0
Notes payable – associated companies	109.3	—	—
Accounts payable	42.8	34.3	28.6
Accounts payable – associated companies	1.5	0.4	0.4
Advance customer billings	14.3	21.1	15.6
Wages and compensation accrued	5.2	7.8	5.6
Customer deposits	18.9	18.2	20.1
Interest accrued	3.4	3.3	3.4
Taxes accrued	16.9	21.6	17.8
Regulatory liabilities	25.1	22.7	32.5
Other	4.8	6.3	4.7
Total Current Liabilities	242.2	217.7	169.7
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	76.6	74.3	54.0
Asset retirement obligations	124.1	120.1	88.5
Regulatory liabilities	35.9	41.7	41.4
Other	21.6	21.2	22.0
Total Deferred Credits and Other Liabilities	258.2	257.3	205.9
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$1,631.8	$1,589.9	$1,511.3

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings
(Dollars in millions)	Shares	Amount			Total
Balance at September 30, 2015	1,972,052	$—	$480.9	$393.7	$874.6
Net income	—	—	—	58.0	58.0
Return of capital to Spire	—	—	(29.0)	—	(29.0)
Dividends declared	—	—	—	(15.5)	(15.5)
Balance at March 31, 2016	1,972,052	$—	$451.9	$436.2	$888.1

Balance at September 30, 2016	1,972,052	$—	$451.9	$415.4	$867.3
Net income	—	—	—	57.9	57.9
Return of capital to Spire	—	—	(31.0)	—	(31.0)
Dividends declared	—	—	—	(10.5)	(10.5)
Balance at March 31, 2017	1,972,052	$—	$420.9	$462.8	$883.7

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2017	2016
Operating Activities:
Net Income	$57.9	$58.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.6	23.6
Deferred income taxes and investment tax credits	35.2	35.3
Changes in assets and liabilities:
Accounts receivable	(25.8)	(21.7)
Unamortized purchased gas adjustments	(38.3)	(33.2)
Accounts payable	10.3	6.2
Advance customer billings	(6.8)	(3.5)
Taxes accrued	(4.7)	(8.2)
Inventories	8.2	10.0
Other assets and liabilities	2.0	0.3
Other	0.3	(0.4)
Net cash provided by operating activities	62.9	66.4
Investing Activities:
Capital expenditures	(48.3)	(35.8)
Other	—	(1.2)
Net cash used in investing activities	(48.3)	(37.0)
Financing Activities:
Issuance of long-term debt	—	80.0
Redemption and maturity of long-term debt	—	(80.0)
(Repayment) issuance of short-term debt - net	(82.0)	10.0
Borrowings from Spire - net	109.3	0.2
Return of capital to Spire	(31.0)	(29.0)
Dividends paid	(10.5)	(15.5)
Other	(0.4)	—
Net cash (used in) financing activities	(14.6)	(34.3)
Net Decrease in Cash and Cash Equivalents	—	(4.9)
Cash and Cash Equivalents at Beginning of Period	—	7.2
Cash and Cash Equivalents at End of Period	$—	$2.3

Supplemental disclosure of cash paid for:
Interest	$(6.3)	$(6.4)
Income taxes	—	—

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
The consolidated financial position, results of operations, and cash flows of Spire are primarily derived from the financial position, results of operations, and cash flows of the Utilities. In compliance with GAAP, transactions between Laclede Gas and Alagasco and their affiliates, as well as intercompany balances on their balance sheets, have not been eliminated from their separate financial statements. Results of operations of EnergySouth are included in Spire’s results of operations since the September 12, 2016 acquisition and impact the comparability of financial statement periods presented for the Company.
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
GOODWILL – Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. The changes in the carrying amount of goodwill by reportable segment are shown below, reflecting the effect of a $3.8 cash payment to Spire related to the EnergySouth acquisition, offset by net adjustments to acquired insurance receivable and prepaid assets.

	Gas Utility	Gas Marketing	Other	Total
Balance as of September 30, 2016	$210.2	$—	$954.7	$1,164.9
Adjustments related to the acquisition of EnergySouth	—	—	(1.0)	(1.0)
Balance as of March 31, 2017	$210.2	$—	$953.7	$1,163.9

REVENUE RECOGNITION – The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues for Laclede Gas at March 31, 2017, September 30, 2016, and March 31, 2016 were $66.7, $26.1, and $57.4, respectively.
Alagasco records natural gas distribution revenues in accordance with the tariff established by the Alabama Public Service Commission (APSC). Unbilled revenues for Alagasco, which are not recorded as revenue until billed, at March 31, 2017, September 30, 2016, and March 31, 2016 were $13.5, $5.9, and $14.9, respectively.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Spire	$34.3	$32.3	$53.7	$50.2
Laclede Gas	25.5	24.7	39.6	38.6
Alagasco	7.7	7.6	11.9	11.6
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

TRANSACTIONS WITH AFFILIATES – Transactions between affiliates of the Company have been eliminated from the consolidated financial statements of Spire. Other than borrowings from Spire reflected in Alagasco’s Condensed Balance Sheets and Condensed Statements of Cash Flows and normal intercompany shared services transactions, there were no transactions between Alagasco and affiliates during the six months ended March 31, 2017 and March 31, 2016. Laclede Gas’ transactions with affiliates included:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Purchases of natural gas from Spire Marketing	$21.0	$11.6	$41.5	$24.8
Sales of natural gas to Spire Marketing	2.7	1.0	6.3	1.7
Transportation services received from Laclede Pipeline Company	0.2	0.2	0.5	0.5
Insurance services received from Laclede Insurance Risk Services	1.0	0.3	2.1	0.5
UTILITY PLANT – Accrued capital expenditures are shown in the following table. Accrued capital expenditures are excluded from the capital expenditures shown in the statements of cash flows.

	March 31, 2017	September 30, 2016	March 31, 2016
Spire	$9.2	$21.6	$9.0
Laclede Gas	3.3	14.8	5.3
Alagasco	5.3	6.8	3.7
RECLASSIFICATIONS – Certain prior period amounts have been reclassified to conform to the current period presentation. Net income and total equity were not affected by these reclassifications.
NEW ACCOUNTING PRONOUNCEMENTS – In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Under prior GAAP, debt issuance costs were recorded as a deferred charge (asset), while debt discount and debt premium costs were recorded as a liability adjustment. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Spire, Laclede Gas and Alagasco adopted this ASU as of December 31, 2016. Retrospective adjustments have been made to the previous year balance sheets as of September 30, 2016 and March 31, 2016. The amounts reclassified from other deferred charges to reduce long-term debt are shown in the following table. The ASU does not address the presentation of debt issuance costs related to line-of-credit arrangements, and those continue to be reported as deferred charges.

	March 31, 2017	September 30, 2016	March 31, 2016
Spire	$14.8	$13.0	$12.3
Laclede Gas	4.1	4.2	4.5
Alagasco	2.3	2.4	2.4
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current guidance. ASU No. 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Entities have the option of using either a full retrospective or modified retrospective approach to adopting this guidance. In August 2015, the FASB issued ASU No. 2015-14, which made the guidance in ASU No. 2014-09 effective for fiscal years beginning after December 15, 2017 and interim periods within those years. In 2016, the FASB issued related ASU Nos. 2016-08, 2016-10, 2016-11, 2016-12, and 2016-20 which further modified the standards for accounting for revenue. The Company, Laclede Gas and Alagasco are currently evaluating their sources of revenue and assessing the available transition methods and the potential impacts of the updates, which must be adopted by the first quarter of fiscal year 2019. The conclusions of these assessments are contingent, in part, upon the completion of deliberations currently in progress by the power and utilities industry, notably in connection with efforts to produce an accounting guide being developed by the American Institute of Certified Public Accountants (AICPA). In association with this undertaking, the AICPA formed a number of industry task forces, including a Power & Utilities

Task Force. Industry representatives and organizations, the largest auditing firms, the AICPA’s Revenue Recognition Working Group and its Financial Reporting Executive Committee have undertaken, and continue to undertake, consideration of several items relevant to our industry as further discussed below. Where applicable or necessary, the FASB’s Transition Resource Group is also participating.
Currently, the industry is working to address several items including 1) the evaluation of collectability from customers if a utility has regulatory mechanisms to help assure recovery of uncollected accounts from ratepayers; 2) the accounting for funds received from third parties to partially or fully reimburse the cost of construction of an asset 3) the accounting for alternative revenue programs, such as performance-based ratemaking, and 4) application of series guidance to storable commodities. Existing alternative revenue program guidance, though excluded by the FASB in updating specific guidance associated with revenue from contracts with customers, was relocated without substantial modification to accounting guidance for rate-regulated entities. It will require separate presentation of such revenues (subject to the above-noted deliberations) in the statement of income. Currently, a timeline for the resolution of these deliberations has not been established. Given the uncertainty with respect to the conclusions that might arise from these deliberations, the Company, Laclede Gas and Alagasco are currently unable to determine the effect the new guidance will have on their financial position, results of operations, cash flows, business processes or the transition method they will utilize to adopt the new guidance.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which provides revised guidance concerning certain matters involving the recognition, measurement, and disclosure of financial instruments. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities will record a cumulative-effect adjustment as of the beginning of the fiscal year in which the guidance is adopted, which requires amounts reported in accumulated other comprehensive income for equity securities that exist as of the date of adoption previously classified as available-for-sale to be reclassified to retained earnings. The Company, Laclede Gas and Alagasco are currently assessing the timing and impacts of adopting this standard, which must be adopted in the first quarter of fiscal year 2019.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize a right-of-use asset and lease liability for almost all lease contracts based on the present value of lease payments. There is an exemption for short-term leases. The ASU provides new guidelines for identifying and classifying a lease, and classification affects the pattern and income statement line item for the related expense. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company, Laclede Gas and Alagasco are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal year 2020.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments in this update are to be applied prospectively except for changes impacting the presentation of the cash flow statement, which can be applied prospectively or retrospectively. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. The Company, Laclede Gas and Alagasco expect to adopt this standard in the current fiscal year with no material impact.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade receivables. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and may be adopted a year earlier. The new guidance will be initially applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company, Laclede Gas and Alagasco are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal year 2021.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amended guidance requires that the service cost component of pension and postretirement benefit costs be presented within the same line item in the income statement as other compensation costs (except for the amount being capitalized), while other components are to be presented outside the subtotal of operating income and are no longer eligible for capitalization. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amended guidance will be applied retrospectively for income statement presentation and prospectively for capitalization. The Company, Laclede Gas and Alagasco are currently assessing the regulatory and other impacts of adopting this standard, which must be adopted by the first quarter of fiscal year 2019.

2. EARNINGS PER COMMON SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Basic EPS:
Net Income	$108.0	$100.8	$153.2	$147.7
Less: Income allocated to participating securities	0.2	0.3	0.4	0.5
Net Income Available to Common Shareholders	$107.8	$100.5	$152.8	$147.2
Weighted Average Shares Outstanding (in millions)	45.6	43.3	45.6	43.3
Basic Earnings Per Share of Common Stock	$2.36	$2.32	$3.35	$3.40

Diluted EPS:
Net Income	$108.0	$100.8	$153.2	$147.7
Less: Income allocated to participating securities	0.2	0.3	0.4	0.5
Net Income Available to Common Shareholders	$107.8	$100.5	$152.8	$147.2
Weighted Average Shares Outstanding (in millions)	45.6	43.3	45.6	43.3
Dilutive Effect of Restricted Stock, Restricted Stock Units, and Stock Options (in millions)*	0.1	0.2	0.1	0.2
Weighted Average Diluted Shares (in millions)	45.7	43.5	45.7	43.5
Diluted Earnings Per Share of Common Stock	$2.36	$2.31	$3.34	$3.39

* Calculation excludes certain outstanding shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.5	0.4	0.5	0.4
Spire’s 2014 2.0% Series Equity Units issued in June 2014 were anti-dilutive for the three and six months ended March 31, 2017 and 2016; accordingly, they were excluded from the calculation of weighted average diluted shares for those periods. On April 3, 2017, the purchase contracts underlying the equity units were settled and approximately 2.5 million common shares were issued. See additional detail under Note 11, Subsequent Events.

3. REGULATORY MATTERS
As explained in Note 1, Summary of Significant Accounting Policies, Laclede Gas and Alagasco account for regulated operations in accordance with FASB ASC Topic 980, “Regulated Operations.” The following regulatory assets and regulatory liabilities, including purchased gas adjustments, were reflected in the balance sheets of the Company and the Utilities as of March 31, 2017, September 30, 2016 and March 31, 2016.

	March 31,	September 30,	March 31,
Spire	2017	2016	2016
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$41.7	$27.0	$26.9
Unamortized purchased gas adjustments	61.0	49.7	8.9
Other	23.1	17.2	5.5
Total Regulatory Assets (current)	125.8	93.9	41.3
Non-current:
Future income taxes due from customers	159.7	151.3	142.3
Pension and postretirement benefit costs	461.8	487.9	441.0
Cost of removal	133.9	130.6	80.2
Unamortized purchased gas adjustments	1.1	12.6	15.1
Energy efficiency	27.0	25.5	23.7
Other	44.2	30.1	30.3
Total Regulatory Assets (non-current)	827.7	838.0	732.6
Total Regulatory Assets	$953.5	$931.9	$773.9

Regulatory Liabilities:
Current:
Rate Stabilization and Equalization (RSE) adjustment	$1.1	$7.5	$5.9
Unbilled service margin	13.5	5.9	14.9
Refundable negative salvage	8.1	9.3	9.2
Unamortized purchased gas adjustments	1.6	1.7	4.3
Other	7.0	6.2	3.8
Total Regulatory Liabilities (current)	31.3	30.6	38.1
Non-current:
Pension and postretirement benefit costs	27.6	28.9	27.8
Refundable negative salvage	4.9	9.4	10.1
Accrued cost of removal	75.3	74.8	58.3
Other	36.3	17.6	14.5
Total Regulatory Liabilities (non-current)	144.1	130.7	110.7
Total Regulatory Liabilities	$175.4	$161.3	$148.8

	March 31,	September 30,	March 31,
Laclede Gas	2017	2016	2016
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$34.8	$20.2	$20.2
Unamortized purchased gas adjustments	17.1	43.1	3.9
Other	3.4	3.7	3.5
Total Regulatory Assets (current)	55.3	67.0	27.6
Non-current:
Future income taxes due from customers	159.7	151.3	142.3
Pension and postretirement benefit costs	358.3	375.7	357.1
Unamortized purchased gas adjustments	1.1	12.6	15.1
Energy efficiency	27.0	25.5	23.7
Other	23.3	24.7	25.6
Total Regulatory Assets (non-current)	569.4	589.8	563.8
Total Regulatory Assets	$624.7	$656.8	$591.4

Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$—	$—	$4.3
Other	2.7	1.3	1.3
Total Regulatory Liabilities (current)	2.7	1.3	5.6
Non-current:
Accrued cost of removal	55.6	55.1	58.3
Other	28.9	12.2	11.0
Total Regulatory Liabilities (non-current)	84.5	67.3	69.3
Total Regulatory Liabilities	$87.2	$68.6	$74.9

	March 31,	September 30,	March 31,
Alagasco	2017	2016	2016
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$6.8	$6.8	$6.7
Unamortized purchased gas adjustments	43.9	5.6	5.0
Other	4.4	8.1	2.0
Total Regulatory Assets (current)	55.1	20.5	13.7
Non-current:
Pension and postretirement benefit costs	94.4	98.9	83.9
Cost of removal	133.9	130.6	80.2
Other	1.0	1.2	4.0
Total Regulatory Assets (non-current)	229.3	230.7	168.1
Total Regulatory Assets	$284.4	$251.2	$181.8

Regulatory Liabilities:
Current:
RSE adjustment	$1.1	$5.0	$5.9
Unbilled service margin	13.5	5.9	14.9
Refundable negative salvage	8.1	9.3	9.2
Other	2.4	2.5	2.5
Total Regulatory Liabilities (current)	25.1	22.7	32.5
Non-current:
Pension and postretirement benefit costs	27.6	28.9	27.8
Refundable negative salvage	4.9	9.4	10.1
Other	3.4	3.4	3.5
Total Regulatory Liabilities (non-current)	35.9	41.7	41.4
Total Regulatory Liabilities	$61.0	$64.4	$73.9
A portion of the Company’s and Laclede Gas’ regulatory assets are not earning a return, as shown in the schedule below:

	Spire			Laclede Gas
	March 31,	September 30,	March 31,	March 31,	September 30,	March 31,
	2017	2016	2016	2017	2016	2016
Future income taxes due from customers	$159.7	$151.3	$142.3	$159.7	$151.3	$142.3
Pension and postretirement benefit costs	241.0	240.6	211.5	241.0	240.6	211.5
Other	11.8	12.9	13.6	11.8	12.9	13.6
Total Regulatory Assets Not Earning a Return	$412.5	$404.8	$367.4	$412.5	$404.8	$367.4
Like all the Company’s regulatory assets, these regulatory assets are expected to be recovered from customers in future rates. The Company and Laclede Gas expect these items to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC. Alagasco does not have any regulatory assets that are not earning a return.

4. FINANCING ARRANGEMENTS AND LONG-TERM DEBT
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
The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Laclede Gas, and $200.0 for Alagasco. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment. Spire may use its line to provide for the funding needs of various subsidiaries. Spire, Laclede Gas, and Alagasco expect to use the loan agreement for general corporate purposes, including short-term borrowings and letters of credit. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on March 31, 2017, total debt was 57% of total capitalization for the consolidated Company, 49% for Laclede Gas, and 29% for Alagasco.
On December 21, 2016, Spire established a commercial paper program (Program) pursuant to which Spire may issue short-term, unsecured commercial paper notes (Notes). Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $975.0. The Notes may have maturities of up to 365 days from date of issue. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, including to provide working capital for both utility and non-utility subsidiaries. As of March 31, 2017, Notes outstanding under the Program totaled $567.4. Of that amount, $282.2 and $109.3 were lent to Laclede Gas and Alagasco, respectively, at Spire’s cost.
In 2014, Spire issued 2.875 million equity units as a portion of the financing of the Alagasco acquisition. The equity units were originally issued at $50 per unit pursuant to the Purchase Contract and Pledge Agreement (purchase contract) dated as of June 11, 2014 between Spire and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary. These units consisted of $143.8 aggregate principal amount of 2014 Series A 2.00% remarketable junior subordinated notes due 2022 (the Junior Notes) and the purchase contract obligating the holder to purchase common shares at a future settlement date (anticipated to be three years in the future and prior to the Junior Notes maturity).
The equity unit investments were effectively replaced as planned in a series of transactions outlined below:

–
On February 22, 2017, the selling securityholders (as defined below) agreed to purchase the Junior Notes in connection with the remarketing of the junior subordinated notes that comprised a component of the equity units.

–
On the same day, Spire entered two related agreements: (1) a Securities Purchase and Registration Rights Agreement (the SPRRA), among Spire and the several purchasers named therein (the selling securityholders), obligating the selling securityholders to sell the Junior Notes to Spire in exchange for $143.8 aggregate principal amount of Spire’s 3.543% Senior Notes due 2024 (the Senior Notes) and a cash payment, and (2) an underwriting agreement with the selling securityholders and the several underwriters named therein in connection with the public offering of $150.0 aggregate principal amount of Senior Notes consisting of $6.2 principal amount of the Senior Notes issued and sold by Spire and $143.8 principal amount of the Senior Notes sold by the selling securityholders. The SPRRA granted the selling securityholders the right to offer the Senior Notes to the public in secondary public offerings.

–
The public offering was completed on February 27, 2017. Spire used its net proceeds from its sale of the Senior Notes to repay short-term debt. Spire did not receive any proceeds from the sale of the Senior Notes by the selling securityholders.

–
On April 3, 2017, Spire settled the purchase contracts underlying equity units, by issuing 2.5 million shares of its common stock at a purchase price of $57.3921 per share. Under the contract terms, the equity units were converted to common stock at the rate of 0.8712, with a corresponding adjustment to purchase price. Spire received net cash proceeds of approximately $142.0, which it used to repay short-term debt.

On March 10, 2017, Spire redeemed in full at par its $250.0 floating rate notes due August 15, 2017, plus accrued and unpaid interest.

On March 15, 2017, Spire completed the issuance and sale of $100.0 in aggregate principal amount of Senior Notes due March 15, 2027. The notes bear interest at the rate of 3.93% per annum, payable semi-annually. The notes are senior unsecured obligations of the Company.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 6, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown below and classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of March 31, 2017, September 30, 2016, or March 31, 2016.

Classification of Estimated Fair Value
Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire

As of March 31, 2017
Cash and cash equivalents	$19.6	$19.6	$19.6	$—
Short-term debt	567.4	567.4	—	567.4
Long-term debt	1,925.3	1,993.9	—	1,993.9

As of September 30, 2016
Cash and cash equivalents	$5.2	$5.2	$5.2	$—
Short-term debt	398.7	398.7	—	398.7
Long-term debt, including current portion	1,820.7	2,257.1	—	2,257.1

As of March 31, 2016
Cash and cash equivalents	$8.7	$8.7	$8.7	$—
Short-term debt	253.6	253.6	—	253.6
Long-term debt	1,839.3	1,960.4	—	1,960.4
Laclede Gas

As of March 31, 2017
Cash and cash equivalents	$3.7	$3.7	$3.7	$—
Short-term debt	282.2	282.2	—	282.2
Long-term debt	804.3	870.1	—	870.1

As of September 30, 2016
Cash and cash equivalents	$2.1	$2.1	$2.1	$—
Short-term debt	243.7	243.7	—	243.7
Long-term debt	804.1	900.4	—	900.4

As of March 31, 2016
Cash and cash equivalents	$3.8	$3.8	$3.8	$—
Short-term debt	169.6	169.6	—	169.6
Long-term debt	803.7	885.9	—	885.9

Alagasco

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
As of March 31, 2017
Short-term debt	109.3	109.3	—	109.3
Long-term debt	$247.7	$261.6	$—	$261.6

As of September 30, 2016
Short-term debt	$82.0	$82.0	$—	$82.0
Long-term debt	247.6	275.5	—	275.5

As of March 31, 2016
Cash and cash equivalents	$2.3	$2.3	$2.3	$—
Short-term debt	41.0	41.0	—	41.0
Long-term debt	247.6	262.7	—	262.7

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
Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using Over-the-Counter Bulletin Board (OTCBB), broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets and derivative instruments with settlement dates more than one year into the future. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of March 31, 2017, September 30, 2016 and March 31, 2016 consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2017
ASSETS
Gas Utility
US stock/bond mutual funds	$17.7	$4.1	$—	$—	$21.8
NYMEX/ICE natural gas contracts	4.5	—	—	(1.8)	2.7
Gasoline and heating oil contracts	0.2	—	—	—	0.2
Subtotal	22.4	4.1	—	(1.8)	24.7
Gas Marketing
NYMEX/ICE natural gas contracts	1.0	3.6	—	(4.4)	0.2
Natural gas commodity contracts	—	6.2	0.2	(0.5)	5.9
Other
Interest rate swaps	—	0.2	—	—	0.2
Total	$23.4	$14.1	$0.2	$(6.7)	$31.0
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$0.5	$—	$—	$(0.5)	$—
Subtotal	0.5	—	—	(0.5)	—
Gas Marketing
NYMEX/ICE natural gas contracts	2.1	3.9	—	(6.0)	—
Natural gas commodity contracts	—	6.5	—	(0.5)	6.0
Total	$2.6	$10.4	$—	$(7.0)	$6.0

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2016
ASSETS
Gas Utility
US stock/bond mutual funds	$16.8	$4.1	$—	$—	$20.9
NYMEX/ICE natural gas contracts	5.3	—	—	(0.4)	4.9
NYMEX gasoline and heating oil contracts	0.4	—	—	(0.3)	0.1
Subtotal	22.5	4.1	—	(0.7)	25.9
Gas Marketing
NYMEX/ICE natural gas contracts	0.4	3.4	—	(3.4)	0.4
Natural gas commodity contracts	—	8.7	0.2	(0.9)	8.0
Total	$22.9	$16.2	$0.2	$(5.0)	$34.3
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$1.6	$—	$—	$(1.6)	$—
OTCBB natural gas contracts	—	0.2	—	—	0.2
Subtotal	1.6	0.2	—	(1.6)	0.2
Gas Marketing
NYMEX/ICE natural gas contracts	3.5	1.6	—	(5.1)	—
Natural gas commodity contracts	—	2.6	—	(0.9)	1.7
Other
Interest rate swaps	—	3.0	—	—	3.0
Total	$5.1	$7.4	$—	$(7.6)	$4.9

As of March 31, 2016
ASSETS
Gas Utility
US stock/bond mutual funds	$16.2	$4.0	$—	$—	$20.2
NYMEX gasoline and heating oil contracts	0.1	—	—	—	0.1
Subtotal	16.3	4.0	—	—	20.3
Gas Marketing
NYMEX/ICE natural gas contracts	2.0	6.8	—	(5.1)	3.7
Natural gas commodity contracts	—	7.7	0.2	(0.8)	7.1
Total	$18.3	$18.5	$0.2	$(5.9)	$31.1
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$13.5	$—	$—	$(13.5)	$—
OTCBB natural gas contracts	—	6.0	—	—	6.0
NYMEX gasoline and heating oil contracts	0.2	—	—	(0.2)	—
Subtotal	13.7	6.0	—	(13.7)	6.0
Gas Marketing
NYMEX/ICE natural gas contracts	2.1	3.4	—	(5.5)	—
Natural gas commodity contracts	—	3.7	—	(0.8)	2.9
Other
Interest Rate Swaps	—	1.8	—	—	1.8
Total	$15.8	$14.9	$—	$(20.0)	$10.7

Laclede Gas

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2017
ASSETS
US stock/bond mutual funds	$17.7	$4.1	$—	$—	$21.8
NYMEX/ICE natural gas contracts	4.5	—	—	(1.8)	2.7
NYMEX gasoline and heating oil contracts	0.2	—	—	—	0.2
Total	$22.4	$4.1	$—	$(1.8)	$24.7
LIABILITIES
NYMEX/ICE natural gas contracts	$0.5	$—	$—	$(0.5)	$—
Total	$0.5	$—	$—	$(0.5)	$—

As of September 30, 2016
ASSETS
US stock/bond mutual funds	$16.8	$4.1	$—	$—	$20.9
NYMEX/ICE natural gas contracts	5.3	—	—	(0.4)	4.9
NYMEX gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$22.4	$4.1	$—	$(0.7)	$25.8
LIABILITIES
NYMEX/ICE natural gas contracts	$1.6	$—	$—	$(1.6)	$—
OTCBB natural gas contracts	—	0.2	—	—	0.2
Total	$1.6	$0.2	$—	$(1.6)	$0.2

As of March 31, 2016
ASSETS
US stock/bond mutual funds	$16.2	$4.0	$—	$—	$20.2
Total	$16.2	$4.0	$—	$—	$20.2
LIABILITIES
NYMEX/ICE natural gas contracts	$13.5	$—	$—	$(13.5)	$—
OTCBB natural gas contracts	—	6.0	—	—	6.0
NYMEX gasoline and heating oil contracts	0.2	—	—	(0.2)	—
Total	$13.7	$6.0	$—	$(13.7)	$6.0
Alagasco
During the fiscal second quarter of 2016 Alagasco commenced a gasoline derivative program to stabilize the cost of fuel used in operations. As of March 31, 2017, September 30, 2016, and March 31, 2016, the fair value of related gasoline contracts was not significant.

7. CONCENTRATIONS OF CREDIT RISK
Other than in Spire Marketing, Spire has no significant concentrations of credit risk.
A significant portion of Spire Marketing’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, they may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry with whom Spire Marketing conducts both sales and purchases of natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in its accounts receivable attributable to energy producers and their marketing affiliates totaled $15.1 at March 31, 2017 ($8.8 reflecting netting arrangements). Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates were $53.4 at March 31, 2017 ($50.0 reflecting netting arrangements).
Spire Marketing also has concentrations of credit risk with certain individually significant counterparties and with pipeline companies associated with its natural gas receivable amounts. At March 31, 2017, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $30.0 ($27.7 reflecting netting arrangements). Four of these five counterparties are investment-grade rated companies. The fifth is not rated.

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

The net periodic pension cost included the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Spire
Service cost – benefits earned during the period	$5.2	$3.8	$10.5	$7.7
Interest cost on projected benefit obligation	6.9	7.0	13.8	14.1
Expected return on plan assets	(9.7)	(8.8)	(19.6)	(17.7)
Amortization of prior service cost	0.3	0.1	0.5	0.2
Amortization of actuarial loss	3.2	2.0	6.6	4.0
Loss (gain) on lump-sum settlements	11.9	(2.2)	11.9	(2.2)
Special termination benefits	—	—	—	1.6
Subtotal	17.8	1.9	23.7	7.7
Regulatory adjustment	(7.4)	6.1	(2.8)	11.1
Net pension cost	$10.4	$8.0	$20.9	$18.8

Laclede Gas
Service cost – benefits earned during the period	$3.3	$2.5	$6.6	$5.0
Interest cost on projected benefit obligation	4.9	5.4	9.7	10.8
Expected return on plan assets	(7.1)	(6.7)	(14.4)	(13.4)
Amortization of prior service cost	0.3	0.1	0.5	0.2
Amortization of actuarial loss	2.8	2.0	5.7	4.0
Loss on lump-sum settlements	11.5	—	11.5	—
Special termination benefits	—	—	—	1.6
Subtotal	15.7	3.3	19.6	8.2
Regulatory adjustment	(8.6)	2.3	(5.8)	5.8
Net pension cost	$7.1	$5.6	$13.8	$14.0

Alagasco
Service cost – benefits earned during the period	$1.5	$1.3	$3.1	$2.7
Interest cost on projected benefit obligation	1.5	1.6	3.0	3.3
Expected return on plan assets	(1.8)	(2.1)	(3.6)	(4.3)
Amortization of actuarial loss	0.4	—	0.9	—
Loss (gain) on lump-sum settlements	0.4	(2.2)	0.4	(2.2)
Subtotal	2.0	(1.4)	3.8	(0.5)
Regulatory adjustment	1.1	3.8	2.7	5.3
Net pension cost	$3.1	$2.4	$6.5	$4.8
Pursuant to the provisions of the Missouri Utilities’ and Alagasco’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. In the quarter ended March 31, 2017, the Laclede Gas plan and one of the Alagasco plans met the criteria for settlement recognition, resulting in the remeasurement of the obligation of the plans using updated census data and assumptions for discount and mortality. The total lump-sum payments recognized as settlements for plan remeasurement were $36.3 and $1.9 for the Laclede plan and Alagasco plan, respectively. The lump-sum settlements resulted in losses of $11.5 and $0.4 for the Laclede plan and Alagasco plan, respectively. In the quarter ended March 31, 2016, an Alagasco plan met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the Alagasco remeasurement were $11.8. The lump-sum settlement resulted in a gain of $2.2. In the quarter ended December 31, 2015, the Laclede Gas pension plans provided qualified employees with voluntary early retirement packages that qualified as special termination benefits, resulting in a charge of $1.6. All gains and losses on lump-sum settlements were recorded with a regulatory adjustment and did not impact income.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2017 contributions to Laclede Gas’ pension plans through March 31, 2017 were $12.3 to the qualified trusts and $0.1 to non-qualified plans. There were no fiscal 2017 contributions to the Alagasco pension plans through March 31, 2017.
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
Net periodic postretirement benefit cost for the Company consisted of the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Spire
Service cost – benefits earned during the period	$2.7	$2.7	$5.5	$5.5
Interest cost on accumulated postretirement benefit obligation	2.2	2.5	4.3	5.0
Expected return on plan assets	(3.4)	(3.4)	(6.8)	(6.8)
Amortization of prior service credit	—	—	—	0.1
Amortization of actuarial loss	0.6	0.9	1.2	1.8
Special termination benefits	—	—	—	2.6
Subtotal	2.1	2.7	4.2	8.2
Regulatory adjustment	(0.8)	(1.7)	(1.6)	(5.9)
Net postretirement benefit cost	$1.3	$1.0	$2.6	$2.3

Laclede Gas
Service cost – benefits earned during the period	$2.6	$2.6	$5.2	$5.3
Interest cost on accumulated postretirement benefit obligation	1.7	2.0	3.4	4.0
Expected return on plan assets	(2.2)	(2.2)	(4.5)	(4.3)
Amortization of prior service credit	—	—	0.1	0.1
Amortization of actuarial loss	0.7	0.9	1.3	1.9
Special termination benefits	—	—	—	2.6
Subtotal	2.8	3.3	5.5	9.6
Regulatory adjustment	(0.3)	(1.2)	(0.7)	(5.0)
Net postretirement benefit cost	$2.5	$2.1	$4.8	$4.6

Alagasco
Service cost – benefits earned during the period	$0.1	$0.1	$0.2	$0.2
Interest cost on accumulated postretirement benefit obligation	0.4	0.5	0.8	1.0
Expected return on plan assets	(1.1)	(1.2)	(2.2)	(2.5)
Amortization of prior service credit	—	—	(0.1)	—
Amortization of actuarial gain	(0.1)	—	(0.1)	(0.1)
Subtotal	(0.7)	(0.6)	(1.4)	(1.4)
Regulatory adjustment	(0.5)	(0.5)	(0.9)	(0.9)
Net postretirement benefit income	$(1.2)	$(1.1)	$(2.3)	$(2.3)

Missouri and Alabama state law provides for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. The Utilities have established Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi Trusts as external funding mechanisms. The assets of the VEBA and Rabbi Trusts consist primarily of money market securities and mutual funds invested in stocks and bonds. During the quarter ended December 31, 2015, the Laclede Gas postretirement plan offered qualified employees voluntary enhanced early retirement packages that resulted in a special termination benefits charge of $2.6.
The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Year-to-date contributions to the postretirement plans through March 31, 2017 totaled $6.2 for the Missouri Utilities. Contributions to the postretirement plans for the remainder of fiscal year 2017 are anticipated to be $4.1 to the qualified trusts and $0.4 paid directly to participants from the Missouri Utilities’ funds. For Alagasco, there were no contributions to the postretirement plans during the six months of fiscal year 2017, and none are expected to be required for the remainder of the fiscal year.

9. INFORMATION BY OPERATING SEGMENT
The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment is the aggregation of the regulated operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. In addition, other non-utility activities of the Company include:

•	unallocated corporate costs, including certain debt and associated interest costs;

•
Spire STL Pipeline LLC, a subsidiary of Spire planning construction of a proposed 65-mile Federal Energy Regulatory Commission (FERC)-regulated pipeline to deliver natural gas into eastern Missouri; and

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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2017
Operating Revenues:
Revenues from external customers	$641.1	$22.2	$0.1	$—	$663.4
Intersegment revenues	2.6	—	1.7	(4.3)	—
Total Operating Revenues	643.7	22.2	1.8	(4.3)	663.4
Operating Expenses:
Gas Utility
Natural and propane gas	275.6	—	—	(21.3)	254.3
Operation and maintenance	99.3	—	—	(0.9)	98.4
Depreciation and amortization	37.9	—	—	—	37.9
Taxes, other than income taxes	48.3	—	—	—	48.3
Total Gas Utility Operating Expenses	461.1	—	—	(22.2)	438.9
Gas Marketing and Other	—	23.9	2.3	17.9	44.1
Total Operating Expenses	461.1	23.9	2.3	(4.3)	483.0
Operating Income (Loss)	$182.6	$(1.7)	$(0.5)	$—	$180.4
Net Economic Earnings (Loss)	$112.2	$—	$(3.2)	$—	$109.0

Three Months Ended March 31, 2016
Operating Revenues:
Revenues from external customers	$611.5	$(2.6)	$0.4	$—	$609.3
Intersegment revenues	1.2	10.6	0.5	(12.3)	—
Total Operating Revenues	612.7	8.0	0.9	(12.3)	609.3
Operating Expenses:
Gas Utility
Natural and propane gas	273.0	—	—	(11.9)	261.1
Operation and maintenance	94.6	—	—	(0.3)	94.3
Depreciation and amortization	33.8	—	—	—	33.8
Taxes, other than income taxes	43.9	—	—	—	43.9
Total Gas Utility Operating Expenses	445.3	—	—	(12.2)	433.1
Gas Marketing and Other	—	5.5	3.1	(0.1)	8.5
Total Operating Expenses	445.3	5.5	3.1	(12.3)	441.6
Operating Income (Loss)	$167.4	$2.5	$(2.2)	$—	$167.7
Net Economic Earnings (Loss)	$102.5	$3.0	$(2.0)	$—	$103.5

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2017
Operating Revenues:
Revenues from external customers	$1,113.4	$43.9	$1.2	$—	$1,158.5
Intersegment revenues	7.0	—	2.4	(9.4)	—
Total Operating Revenues	1,120.4	43.9	3.6	(9.4)	1,158.5
Operating Expenses:
Gas Utility
Natural and propane gas	490.1	—	—	(42.0)	448.1
Operation and maintenance	199.8	—	—	(2.0)	197.8
Depreciation and amortization	75.6	—	—	—	75.6
Taxes, other than income taxes	81.7	—	—	—	81.7
Total Gas Utility Operating Expenses	847.2	—	—	(44.0)	803.2
Gas Marketing and Other	—	46.9	4.3	34.6	85.8
Total Operating Expenses	847.2	46.9	4.3	(9.4)	889.0
Operating Income (Loss)	$273.2	$(3.0)	$(0.7)	$—	$269.5
Net Economic Earnings (Loss)	$164.0	$1.4	$(8.9)	$—	$156.5

Six Months Ended March 31, 2016
Operating Revenues:
Revenues from external customers	$1,010.3	$(2.4)	$0.8	$—	$1,008.7
Intersegment revenues	1.9	23.2	0.9	(26.0)	—
Total Operating Revenues	1,012.2	20.8	1.7	(26.0)	1,008.7
Operating Expenses:
Gas Utility
Natural and propane gas	434.9	—	—	(25.3)	409.6
Operation and maintenance	186.5	—	—	(0.6)	185.9
Depreciation and amortization	67.3	—	—	—	67.3
Taxes, other than income taxes	72.1	—	—	—	72.1
Total Gas Utility Operating Expenses	760.8	—	—	(25.9)	734.9
Gas Marketing and Other	—	14.5	4.7	(0.1)	19.1
Total Operating Expenses	760.8	14.5	4.7	(26.0)	754.0
Operating Income (Loss)	$251.4	$6.3	$(3.0)	$—	$254.7
Net Economic Earnings (Loss)	$152.5	$2.7	$(6.6)	$—	$148.6

The Company’s total assets by segment were as follows:

	March 31,	September 30,	March 31,
	2017	2016	2016
Total Assets:
Gas Utility	$5,290.8	$5,184.7	$4,680.2
Gas Marketing	218.2	205.0	156.5
Other	2,199.1	1,836.6	1,516.5
Eliminations	(1,451.4)	(1,161.9)	(1,045.7)
Total Assets	$6,256.7	$6,064.4	$5,307.5

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net Income	$108.0	$100.8	$153.2	$147.7
Adjustments, pre-tax:
Unrealized loss (gain) on energy-related derivative contracts	1.6	2.9	5.4	(2.0)
Lower of cost or market inventory adjustments	0.1	0.1	—	0.7
Realized gain on economic hedges prior to sale of the physical commodity	(0.1)	(0.5)	(0.2)	(0.6)
Acquisition, divestiture and restructuring activities	0.1	2.0	0.2	3.3
Income tax effect of adjustments	(0.7)	(1.8)	(2.1)	(0.5)
Net Economic Earnings	$109.0	$103.5	$156.5	$148.6

10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2031, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2017 are estimated at approximately $1,484.8, $587.4, and $315.7 for the Company, Laclede Gas, and Alagasco, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.
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
Laclede Gas has not owned the second site located in the City for many years. In a letter dated June 29, 2011, the Attorney General for the state of Missouri informed Laclede Gas that the MDNR had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, Laclede Gas stated that it would participate in future environmental response activities at the site in conjunction with other potentially responsible parties (PRPs) that are willing to contribute to such efforts in a meaningful and equitable fashion. Accordingly, Laclede Gas entered into a cost sharing agreement for remedial investigation with other PRPs. Pending MDNR approval, which has not occurred to date, the remedial investigation of the site will begin.
Additionally, in correspondence dated November 30, 2016, Region 7 of the EPA has asserted that Laclede Gas is liable under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) for alleged coal gas waste contamination at a third site in the northern portion of the City on which Laclede Gas operated a manufactured gas plant. Laclede Gas has not owned or operated the site (also known as Station “B”) for over 70 years. Laclede Gas and the site owner have met with the EPA and reviewed its assertions. Both Laclede and the site owner have notified EPA that the information and data provided by EPA to date does not rise to the level of documenting a threat to the public health or environment. As such, Laclede Gas is requesting more information from the EPA, some of which will also be utilized to identify other former owners and operators of the site that could be added as PRPs.
Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the MGP sites. While some of the insurers have denied coverage and reserved their rights, Laclede Gas continues to discuss potential reimbursements with them.
On March 10, 2015, Laclede Gas received a Section 104(e) information request from EPA Region 7 regarding the former Thompson Chemical/Superior Solvents site in the City. In turn, Laclede Gas issued a Freedom of Information Act (FOIA) request to the EPA on April 3, 2015, in an effort to identify the basis of the inquiry. The FOIA response from the EPA was received on July 15, 2015 and a response was provided to the EPA on August 15, 2015. Laclede Gas has received no further inquiry from the EPA regarding this matter.
MGE has seven owned MGP sites enrolled in the BVCP, including Joplin MGP #1, St. Joseph MGP #1, Kansas City Coal Gas Station B, Kansas City Station A Railroad area, Kansas City Coal Gas Station A North, Kansas City Coal Gas Station A South, and Independence MGP #2. Source removal has been conducted at all of the owned sites since 2003 with the exception of Joplin. On September 15, 2016, a request was made with the MDNR for a restrictive covenant use limitation with respect to Joplin. Remediation efforts at the seven sites are at various stages of completion, ranging from groundwater monitoring and sampling following source removal activities to the aforementioned request in respect to Joplin. As part of its participation in the BVCP, MGE communicates regularly with the MDNR with respect to its remediation efforts and monitoring activities at these sites. On May 11, 2015, MDNR approved the next phase of investigation at the Kansas City Station A North and Railroad areas.

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
Alagasco
Alagasco is in the chain of title of nine former MGP sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. As of March 31, 2017, Alagasco does not foresee a probable or reasonably estimable loss associated with these nine former MGP sites. Alagasco and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial condition or results of operations.
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

11. SUBSEQUENT EVENTS
On April 3, 2017, Spire settled the purchase contracts underlying its 2.875 million equity units, by issuing 2.5 million shares of its common stock at a purchase price of $57.3921 per share. Fractional shares were settled in cash at $67.50 per share. The equity units were originally issued at $50 per unit pursuant to the Purchase Contract and Pledge Agreement dated as of June 11, 2014 between Spire and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary. Under the contract terms, the equity units were converted to common stock at the rate of 0.8712, with a corresponding adjustment to purchase price. Spire received net cash proceeds of approximately $142.0, which it used to repay short-term debt.

On April 11, 2017, Laclede Gas’ eastern and western Missouri service territories each filed a general rate case with the MoPSC, representing net base rate increases of $28.5 and $37.0, respectively. No procedural schedule has been set, but Missouri statutes require the MoPSC to review and make new rates effective within 11 months of the filing.

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
Gas Marketing
Spire’s primary non-utility business, Spire Marketing Inc. (Spire Marketing), which changed its name from Laclede Energy Resources, Inc. on December 12, 2016, is engaged in the marketing of natural gas and related activities on a non-regulated basis. Spire Marketing markets natural gas across the country with the core of its footprint located in and around the central United States (US). It holds firm transportation and storage contracts in order to effectively manage its customer base, which consists of producers, pipelines, power generators, storage operators, municipalities, utility companies, and large commercial and industrial customers.
Other
In addition to the Gas Utility and Gas Marketing segments, other non-utility activities of the Company include:
unallocated corporate costs, including certain debt and associated interest costs;

•
Spire STL Pipeline LLC, a subsidiary of Spire planning construction of a proposed 65-mile Federal Energy Regulatory Commission (FERC) regulated pipeline to deliver natural gas into eastern Missouri; and

•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas and risk management, among other activities. All subsidiaries are wholly owned.

EARNINGS
Net income reported by Spire, Laclede Gas and Alagasco is determined in accordance with accounting principles generally accepted in the United States of America (GAAP). Management also uses the non-GAAP financial measures of net economic earnings, net economic earnings per share and contribution margin when internally evaluating and reporting results of operations. These non-GAAP measures should not be considered as alternatives to, or more meaningful than, GAAP measures such as net income, earnings per share and operating income. Reconciliations of non-GAAP financial measures to the most directly comparable GAAP measures are provided on the following pages.

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
These adjustments eliminate the impact of timing differences and the impact of current changes in the fair value of financial and physical transactions prior to their completion and settlement. Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transactions occur. While management uses these non-GAAP measures to evaluate both the Utilities and non-utility businesses, the net effect of adjustments on the Utilities’ earnings is minimal because gains or losses on their natural gas derivative instruments are deferred pursuant to state regulation.
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
Non-GAAP Measure – Contribution Margin
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of contribution margin when evaluating results of operations. The Utilities pass to their customers (subject to prudence review by, as applicable, the MoPSC, APSC, or MSPSC) increases and decreases in the wholesale cost of natural gas in accordance with their Purchased Gas Adjustment (PGA) clauses or Gas Supply Adjustment (GSA) rider. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes and gross receipts tax expense, which are calculated as a percentage of revenues, with the same amount, excluding immaterial timing differences, included in revenues, has no direct effect on operating income. As these costs are included in revenue and operating expenses and management does not have any control over these amounts for the Utilities, management believes that contribution margin is a useful supplemental measure. In addition, it is management’s belief that contribution margin and the remaining operating expenses that calculate operating income are useful in assessing the Company’s and the Utilities’ performance as management has more ability to influence control over these revenues and expenses.

SPIRE
Net Income and Net Economic Earnings
The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share**
Three Months Ended March 31, 2017
Net Income (Loss) (GAAP)	$112.3	$(1.0)	$(3.3)	$108.0	$2.36
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	—	1.6	—	1.6	0.04
Lower of cost or market inventory adjustments	—	0.1	—	0.1	—
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.1)	—	(0.1)	—
Acquisition, divestiture and restructuring activities	—	—	0.1	0.1	—
Income tax effect of adjustments*	(0.1)	(0.6)	—	(0.7)	(0.02)
Net Economic Earnings (Loss) (Non-GAAP)**	$112.2	$—	$(3.2)	$109.0	$2.38

Three Months Ended March 31, 2016
Net Income (Loss) (GAAP)	$102.4	$1.5	$(3.1)	$100.8	$2.31
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	—	2.9	—	2.9	0.07
Lower of cost or market inventory adjustments	—	0.1	—	0.1	—
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.5)	—	(0.5)	(0.01)
Acquisition, divestiture and restructuring activities	0.2	—	1.8	2.0	0.04
Income tax effect of adjustments*	(0.1)	(1.0)	(0.7)	(1.8)	(0.04)
Net Economic Earnings (Loss) (Non-GAAP)**	$102.5	$3.0	$(2.0)	$103.5	$2.37

*	Income taxes are calculated by applying effective federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted EPS calculation.
Consolidated
Spire’s net income was $108.0 for the three months ended March 31, 2017, compared with $100.8 for the three months ended March 31, 2016. Basic and diluted earnings per share for the three months ended March 31, 2017 were $2.36, compared with basic earnings per share of $2.32 and diluted earnings per share of $2.31 for the three months ended March 31, 2016. Net income increased $7.2 as the $9.9 increase in Utilities earnings were partially offset by lower income in Gas Marketing and higher interest expense in Other. Spire’s net economic earnings were $109.0 ($2.38 per diluted share) for the three months ended March 31, 2017, equal to an increase of $5.5 from the $103.5 ($2.37 per diluted share) reported for the same period last year. The increase in net economic earnings is attributable to stronger results delivered by the Gas Utility segment, as described below. Net economic earnings per share did not increase proportionately due to the 2,185,000 shares issued in May 2016 to help finance the EnergySouth acquisition.
Gas Utility
For the three months ended March 31, 2017, Gas Utility net income and net economic earnings increased $9.9 and $9.7, respectively, versus the prior-year quarter. Improvements in both measures were primarily due to $7.7 of net income delivered by the EnergySouth acquisition, along with $2.7 net income growth from the Missouri Utilities more than offsetting lower earnings from Alagasco.

Gas Marketing
The Gas Marketing segment reported a net loss totaling $1.0 for the three months ended March 31, 2017, versus net income of $1.5 in the prior-year quarter. Net economic earnings for the three months ended March 31, 2017 decreased $3.0 compared with the three months ended March 31, 2016. The primary drivers of the decrease in both net income and net economic earnings were the timing of storage optimization and lower market volatility in the current-year quarter.
Operating Revenues and Operating Expenses
Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2017
Operating Income (Loss)	$182.6	$(1.7)	$(0.5)	$—	$180.4
Operation and maintenance expenses	99.3	1.5	2.1	(1.4)	101.5
Depreciation and amortization	37.9	—	0.1	—	38.0
Taxes, other than income taxes	48.3	0.1	—	—	48.4
Less: Gross receipts tax expense	(34.1)	(0.1)	—	—	(34.2)
Contribution Margin (Non-GAAP)	334.0	(0.2)	1.7	(1.4)	334.1
Natural and propane gas costs	275.6	22.3	0.1	(2.9)	295.1
Gross receipts tax expense	34.1	0.1	—	—	34.2
Operating Revenues	$643.7	$22.2	$1.8	$(4.3)	$663.4

Three Months Ended March 31, 2016
Operating Income (Loss)	$167.4	$2.5	$(2.2)	$—	$167.7
Operation and maintenance expenses	94.6	1.4	3.1	(0.3)	98.8
Depreciation and amortization	33.8	—	0.1	—	33.9
Taxes, other than income taxes	43.9	0.1	(0.1)	—	43.9
Less: Gross receipts tax expense	(32.2)	(0.1)	—	—	(32.3)
Contribution Margin (Non-GAAP)	307.5	3.9	0.9	(0.3)	312.0
Natural and propane gas costs	273.0	4.0	—	(12.0)	265.0
Gross receipts tax expense	32.2	0.1	—	—	32.3
Operating Revenues	$612.7	$8.0	$0.9	$(12.3)	$609.3
Consolidated
As shown in the table above, Spire reported an operating revenue increase 0f $54.1 for the three months ended March 31, 2017 compared with the same period last year, with increases in both Gas Utility and Gas Marketing. Spire’s second quarter contribution margin increased $22.1 compared with last year primarily as increases in the Gas Utility segment reflecting the EnergySouth acquisition were partly offset by declines in the Gas Marketing segment. Depreciation and amortization expenses were up in the Gas Utility segment, reflecting the EnergySouth acquisition and capital investment at the Missouri Utilities and Alagasco. Operation and maintenance (O&M) expenses in the quarter were $2.7 higher than the prior-year quarter, due to the $10.3 in additional costs resulting from the EnergySouth acquisition offsetting cost reductions at both the Missouri Utilities and Alagasco. These fluctuations are described in more detail below.

Gas Utility
Operating Revenues – Gas Utility operating revenues for the three months ended March 31, 2017 were $643.7, or $31.0 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

EnergySouth acquisition	$37.7
Missouri Utilities and Alagasco weather / volumetric usage	(45.0)
Alagasco - Higher GSA gas costs	14.9
Missouri Utilities – Higher PGA gas cost recoveries	10.8
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	3.5
Missouri Utilities - Off system sales, capacity release	3.8
Alagasco – No Rate Stabilization and Equalization (RSE) revenue reduction in the current year	4.6
All other factors	0.7
Total Variation	$31.0
As shown, the increase was primarily attributable to higher revenues reflecting the EnergySouth acquisition, higher gas cost recoveries of $25.7 between the Alagasco and Missouri Utilities, higher ISRS charges within the Missouri Utilities, and the adjustments under the RSE rate-setting process, offset primarily by $45.0 in weather and volumetric impacts. It should be noted that a significant portion of the off-system sales and gas recovery revenues increases were offset by higher regulatory costs and did not impact contribution margin.
Contribution Margin – Gas Utility contribution margin was $334.0 for the three months ended March 31, 2017, a $26.5 increase over the same period last year. The net increase was attributable to the following factors:

EnergySouth contribution margin	$27.6
Missouri Utilities - weather / volumetric usage	(9.6)
Alagasco – No RSE revenue adjustment in the current year quarter	4.6
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	3.5
All other factors	0.4
Total Variation	$26.5
As shown, the increase in contribution margin was primarily attributable to the margin contributed by the EnergySouth acquisition, as the positive impacts of higher ISRS at the Missouri Utilities, and the lack of RSE revenue deduction for Alagasco in the current quarter were more than offset by the effect of warmer weather. The Missouri Utilities experienced significantly milder weather this quarter with degree days 23% warmer than normal and 10% warmer than the prior year. In the Alagasco territory, weather was 37% warmer than normal this year, and 24% warmer than in the prior year. Temperatures across the regions were also much more volatile than both the prior year and normal. The combined impact of these weather conditions between the Missouri Utilities and Alagasco territories resulted in the contribution margin due to weather being $9.6 lower than the prior-year quarter.
Operating Expenses – Depreciation and amortization expenses for the three months ended March 31, 2017 increased $4.1 from last year, primarily due to $2.6 from the EnergySouth acquisition and higher levels of capital expenditures by the Missouri Utilities and Alagasco. O&M expenses for the three months ended March 31, 2017 were $4.7 higher than the same period in the prior year, largely due to the $10.3 attributable to the EnergySouth acquisition offsetting decreases in both the Missouri Utilities and Alagasco. The Missouri Utilities’ O&M expenses were $4.0 lower than the prior year, as higher property taxes were offset by lower employee-related costs and lower bad debt costs resulting from the warmer weather. Alagasco’s O&M expenses were $1.6 less than the prior-year quarter, with employee-related costs being the principal driver.
Gas Marketing
Operating Revenues – Operating revenues increased $14.2 versus the prior-year period as a result of higher total volume and general pricing levels, along with the effect of changes in trading activities. Under GAAP, revenues associated with trading activities are presented net of related costs. Average pricing for the three months ended March 31, 2017 was approximately $2.987/MMBtu versus approximately $2.130/MMBtu for the quarter ended March 31, 2016.
Contribution Margin – Gas Marketing contribution margin during the three months ended March 31, 2017 decreased $4.1 from the same period last year. The decrease in contribution margin is primarily due to the timing of storage optimization and lower market volatility in the current-year quarter.

Interest Charges
Consolidated interest charges during the three months ended March 31, 2017 increased by $3.4 from the same period last year. The increase was primarily driven by the debt incurred and assumed as a result of the EnergySouth acquisition, combined with marginally higher interest rates on floating rate debt. For the three months ended March 31, 2017 and 2016, average short-term borrowings were $529.9 and $345.9, respectively, and the average interest rates on these borrowings were 1.1% and 1.0%, respectively.
Income Taxes
Consolidated income tax expense during the three months ended March 31, 2017 was $4.9 higher versus the prior-year quarter, primarily due to higher pre-tax book income. The effective tax rate for the current quarter was 33.0% versus 32.4% in the prior-year period, reflecting a higher estimate of pre-tax book income for the current fiscal year.
LACLEDE GAS

	Three Months Ended March 31,
	2017	2016
Operating Income (Loss)	$90.2	$87.0
Operation and maintenance expenses	57.5	61.5
Depreciation and amortization	23.0	21.9
Taxes, other than income taxes	35.3	33.5
Less: Gross receipts tax expense	(24.9)	(24.7)
Contribution Margin (non-GAAP)	181.1	179.2
Natural and propane gas costs	241.2	242.8
Gross receipts tax expense	24.9	24.7
Operating Revenues	$447.2	$446.7
Net Income	$57.0	$54.3
Operating revenues for the three months ended March 31, 2017 increased $0.5 from the same period last year primarily due to a $3.5 increase in ISRS charges and customer growth that was mostly offset by the impact of warmer weather. Contribution margin for the three months ended March 31, 2017 increased $1.9 from the same period last year, largely due to the $3.5 increase in ISRS charges and the positive impact of customer growth being offset principally by the impact of warmer than normal weather. O&M expenses for the three months ended March 31, 2017 decreased $4.0, largely attributable to lower employee-related costs and lower bad debt experience resulting from the warmer weather, offset slightly by higher property tax expense. Depreciation and amortization increased $1.1 in the current quarter versus the prior-year quarter due to higher capital investments. Other operating income increased by $1.5. Resulting net income for the three months ended March 31, 2017 increased $2.7 from the same period last year.
Temperatures in Laclede Gas’ service areas during the three months ended March 31, 2017 were 10% warmer than the same period last year, resulting in lower usage on a year-over-year comparative basis. Further, temperatures versus normal (the basis of Laclede Gas’ rate design) were 23% warmer, which constrained margins. The Missouri Utilities’ total system therms sold and transported were 681.4 million for the three months ended March 31, 2017, compared with 758.7 million for the same period last year. Total off-system therms sold and transported were 73.7 million for the three months ended March 31, 2017, compared with 86.9 million for the same period last year.

ALAGASCO

	Three Months Ended March 31,
	2017	2016
Operating Income (Loss)	$78.9	$80.4
Operation and maintenance expenses	31.5	33.1
Depreciation and amortization	12.3	11.9
Taxes, other than income taxes	10.3	10.4
Less: Gross receipts tax expense	(7.7)	(7.5)
Contribution Margin (Non-GAAP)	125.3	128.3
Natural and propane gas costs	25.8	30.2
Gross receipts tax expense	7.7	7.5
Operating Revenues	$158.8	$166.0
Net Income	$47.6	$48.1
Operating revenues for the three months ended March 31, 2017 decreased $7.2 from the same period last year. The $26.7 negative impact due to weather was only partly offset by higher gas cost recoveries of $14.9 and no RSE revenue reduction in the current year versus a $4.6 reduction in the prior year. Contribution margin decreased $3.0, as the $4.6 impact of having no RSE adjustment in the current year were more than offset by the unfavorable impact of the warmer weather. Depreciation and amortization expenses for the three months ended March 31, 2017 were slightly higher than the same period last year. O&M expenses were $1.6 lower, primarily due to lower employee-related costs. Net income during the three months ended March 31, 2017 decreased $0.5 from the same period last year, primarily due to reductions in O&M expenses not being sufficient to offset the negative weather impact on contribution margin.
Temperatures in Alagasco’s service area during the three months ended March 31, 2017 were 24% warmer than a year ago, and 37% above normal. This variability and volatility relative to normal temperatures were the critical factors in Alagasco’s contribution margin decrease versus the prior year. Alagasco’s total system therms sold and transported were 278.7 million for the three months ended March 31, 2017, compared with 293.8 million for the same period last year.
For further information on the GSA and RSE mechanisms, please see Note 1, Summary of Significant Accounting Policies, and Note 15, Regulatory Matters, of Alagasco’s Annual Report on Form 10-K for the year ended September 30, 2016.

SIX MONTHS ENDED MARCH 31, 2017
SPIRE
Net Income and Net Economic Earnings
The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share**
Six Months Ended March 31, 2017
Net Income (Loss) (GAAP)	$164.0	$(1.8)	$(9.0)	$153.2	$3.34
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	—	5.4	—	5.4	0.12
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.2)	—	(0.2)	—
Acquisition, divestiture and restructuring activities	0.1	—	0.1	0.2	0.01
Income tax effect of adjustments*	(0.1)	(2.0)	—	(2.1)	(0.05)
Net Economic Earnings (Loss) (Non-GAAP)	$164.0	$1.4	$(8.9)	$156.5	$3.42

Six Months Ended March 31, 2016
Net Income (Loss) (GAAP)	$151.7	$3.8	$(7.8)	$147.7	$3.39
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	(0.1)	(1.9)	—	(2.0)	(0.04)
Lower of cost or market inventory adjustments	—	0.7	—	0.7	0.02
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.6)	—	(0.6)	(0.02)
Acquisition, divestiture and restructuring activities	1.4	—	1.9	3.3	0.07
Income tax effect of adjustments*	(0.5)	0.7	(0.7)	(0.5)	(0.01)
Net Economic Earnings (Loss) (Non-GAAP)	$152.5	$2.7	$(6.6)	$148.6	$3.41

*	Income taxes are calculated by applying effective federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted EPS calculation.
Consolidated
Spire’s net income was $153.2 for the six months ended March 31, 2017, compared with $147.7 for the six months ended March 31, 2016. Basic and diluted earnings per share for the six months ended March 31, 2017 were $3.35 and $3.34, respectively, compared with basic and diluted earnings per share of $3.40 and 3.39, respectively, for the six months ended March 31, 2016. Net income increased $5.5, driven by higher income in the Gas Utility segment. Net economic earnings were $156.5 ($3.42 per diluted share) for the six months ended March 31, 2017, up from $148.6 ($3.41 per diluted share) for the same period last year, as improvements for Gas Utility more than offset the $1.3 net economic earnings decline experienced by Gas Marketing. These fluctuations are described in more detail below.
Gas Utility
Gas Utility net income and net economic earnings increased by $12.3 and $11.5, respectively, for the six months ended March 31, 2017, compared with the six months ended March 31, 2016. As discussed in more detail below, improvements in both measures were primarily due to the inclusion of EnergySouth results in the current year, improvements in results at the Missouri Utilities, offset by milder weather and slightly lower results at Alagasco.

Gas Marketing
The Gas Marketing segment reported a net loss totaling $1.8 for the six months ended March 31, 2017, versus net income of $3.8 during the same period last year due to less favorable mark-to-market activity, lower storage optimization and price volatility in the current year. Net economic earnings for the six months ended March 31, 2017 were $1.4, a decrease of $1.3 from the same period last year due to the timing of storage optimization and lower market volatility.
Operating Revenues and Operating Expenses
Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2017
Operating Income (Loss)	$273.2	$(3.0)	$(0.7)	$—	$269.5
Operation and maintenance expenses	199.8	2.9	3.9	(2.6)	204.0
Depreciation and amortization	75.6	—	0.2	—	75.8
Taxes, other than income taxes	81.7	0.2	0.1	—	82.0
Less: Gross receipts tax expense	(53.1)	(0.1)	—	—	(53.2)
Contribution Margin (Non-GAAP)	577.2	—	3.5	(2.6)	578.1
Natural and propane gas costs	490.1	43.8	0.1	(6.8)	527.2
Gross receipts tax expense	53.1	0.1	—	—	53.2
Operating Revenues	$1,120.4	$43.9	$3.6	$(9.4)	$1,158.5

Six Months Ended March 31, 2016
Operating Income (Loss)	$251.4	$6.3	$(3.0)	$—	$254.7
Operation and maintenance expenses	186.5	3.0	4.5	(0.6)	193.4
Depreciation and amortization	67.3	—	0.3	—	67.6
Taxes, other than income taxes	72.1	0.1	(0.1)	—	72.1
Less: Gross receipts tax expense	(49.7)	(0.1)	—	—	(49.8)
Contribution Margin (Non-GAAP)	527.6	9.3	1.7	(0.6)	538.0
Natural and propane gas costs	434.9	11.4	—	(25.4)	420.9
Gross receipts tax expense	49.7	0.1	—	—	49.8
Operating Revenues	$1,012.2	$20.8	$1.7	$(26.0)	$1,008.7
Consolidated
As shown in the table above, Spire’s operating revenues for the six months ended March 31, 2017 increased at both Gas Utility and Gas Marketing. The Gas Utility increase was due principally to the current year revenues relating to the EnergySouth acquisition and higher revenues at the Missouri Utilities offsetting a small decrease in revenues experienced by Alagasco. The Gas Marketing increase was due to the impact of higher prices and volumes. Spire’s contribution margin increased $40.1 compared with the same six-month period last year due primarily to the $46.9 increase attributable to the EnergySouth acquisition, which, combined with the $6.2 higher contribution margin experienced by the Missouri Utilities, more than offset the $9.3 decrease in Gas Marketing and lower Alagasco results. Depreciation and amortization expenses were higher in the Gas Utility segment, due to the EnergySouth acquisition and higher capital investments in both the Missouri Utilities and Alagasco. O&M expenses increased, primarily due to the expenses associated with the EnergySouth acquisition. These fluctuations are described in more detail below.

Gas Utility
Operating Revenues – Gas Utility operating revenues for the six months ended March 31, 2017 were $1,120.4, or $108.2 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

EnergySouth acquisition	$64.1
Missouri Utilities and Alagasco - weather / volumetric usage	(31.0)
Missouri Utilities – Higher PGA gas cost recoveries	28.4
Alagasco - Higher GSA gas costs	19.0
Missouri Utilities - Off system sales, capacity release	14.6
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	6.8
Alagasco – Lower Rate Stabilization and Equalization (RSE) revenue reduction in the current year	5.8
All other factors	0.5
Total Variation	$108.2
As shown, the increase was primarily attributable to the EnergySouth acquisition, higher PGA and GSA gas cost recoveries, higher ISRS charges within the Missouri Utilities, and lower RSE adjustments at Alagasco. These favorable revenue drivers were offset partly by the impact of warmer weather.
Contribution Margin – Gas Utility contribution margin was $577.2 for the six months ended March 31, 2017, a $49.6 increase over the same period last year. The increase was attributable to the following factors:

EnergySouth acquisition	$46.9
Missouri Utilities and Alagasco - weather / volumetric usage	(10.1)
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	6.8
Alagasco – Lower Rate Stabilization and Equalization (RSE) revenue reduction in the current year	5.8
All other factors	0.2
Total Variation	$49.6
The negative contribution impact that resulted from the warmer weather in the current year was mitigated by the inclusion of EnergySouth results in the current year, favorable impacts the Missouri Utilities’ ISRS charges, and Alagasco’s lower RSE adjustments.
Operating Expenses – Depreciation and amortization expenses for the six months ended March 31, 2017 increased $8.3 from the same period last year, with $5.3 attributable to the EnergySouth acquisition and the remainder due to higher levels of capital investment over the past year at both the Missouri Utilities and Alagasco. O&M expenses for the six months ended March 31, 2017 increased $13.3 from last year, as the inclusion of $19.1 of EnergySouth expenses offset a $2.3 reduction at the Missouri Utilities and $3.5 lower O&M expenses at Alagasco. These expense reductions were partially attributable to the warmer weather, with lower employee-related expenses at both the Missouri and Alabama Utilities and lower bad debt expense in the current year only being partly offset by higher property tax expense at the Missouri Utilities.
Gas Marketing
Operating Revenues – Gas Marketing operating revenues during the six months ended March 31, 2017 increased $23.1 from the same period last year, principally due to higher total volume and general pricing levels, along with the effect of changes in trading activities. Overall commodity pricing in the current year was $0.804/MMBtu higher than the prior year.
Contribution Margin – Gas Marketing contribution margin during the six months ended March 31, 2017 decreased $9.3 from the same period last year. The decrease is primarily due to $7.1 unfavorable fair value adjustments, lower storage optimization, and narrowing spreads. These negative impacts were only partially offset by the favorable impact of higher overall volumes.
Interest Charges
Consolidated interest charges during the six months ended March 31, 2017 were $6.5 higher than the same period last year. The increase was primarily driven by debt incurred and assumed as a result of the EnergySouth acquisition, combined with marginally higher interest rates on floating rate debt. Also, for the six months ended March 31, 2017 and 2016, average short-term borrowings were $502.2 and $360.2, respectively, and the average interest rates on these borrowings were 1.2% and 0.9%, respectively.

Income Taxes
Consolidated income tax expense during the six months ended March 31, 2017 increased $4.7 from the same period last year primarily as a result of higher pre-tax book income and an effective tax rate of 33.0% in the current year versus 32.4% in the prior-year period, reflecting a higher estimate of pre-tax book income for the current fiscal year.
LACLEDE GAS

	Six Months Ended March 31,
	2017	2016
Operating Income (Loss)	$154.7	$152.1
Operation and maintenance expenses	118.0	120.3
Depreciation and amortization	45.7	43.7
Taxes, other than income taxes	59.9	55.2
Less: Gross receipts tax expense	(39.0)	(38.2)
Contribution Margin (Non-GAAP)	339.3	333.1
Natural and propane gas costs	432.5	392.6
Gross receipts tax expense	39.0	38.2
Operating Revenues	$810.8	$763.9
Net Income	$95.0	$93.7
Operating revenues during the six months ended March 31, 2017 increased $46.9 from the same period last year primarily due to $28.4 higher wholesale gas costs passed on to customers, off-system sales of $14.6, ISRS charge increases of $6.8, offset primarily by the $3.0 decrease related to the current year’s warmer weather. Contribution margin increased $6.2 primarily due to the $6.8 higher ISRS charges being slightly offset by the negative weather impact. O&M expenses during the six months ended March 31, 2017 decreased $2.3 from the same period last year, partly offset by higher depreciation. The decrease in O&M expenses was driven by lower employee-related costs and lower bad debts, partially offset by higher property tax expense. Income tax expense in the current year increased $1.5 due to higher pre-tax book income and a slightly higher effective tax rate. Net income increased $1.3, primarily due to the factors discussed above.
Temperatures in Laclede Gas’ service areas during the six months ended March 31, 2017 were essentially flat with the same period last year, and 20% warmer than normal. The Missouri Utilities’ total system therms sold and transported were 1,245.6 million for the six months ended March 31, 2017 compared with 1,253.2 million for the same period last year, including a 11.0 million decrease in off-system sales. Total off-system therms sold and transported were 153.5 million for the six months ended March 31, 2017, compared with 164.5 million for the same period last year.
ALAGASCO

	Six Months Ended March 31,
	2017	2016
Operating Income (Loss)	$98.7	$99.3
Operation and maintenance expenses	62.7	66.2
Depreciation and amortization	24.6	23.6
Taxes, other than income taxes	16.9	16.9
less: Gross receipts tax expense	(11.9)	(11.5)
Contribution Margin (Non-GAAP)	191.0	194.5
Natural and propane gas costs	42.6	42.3
Gross receipts tax expense	11.9	11.5
Operating Revenues	$245.5	$248.3
Net Income	$57.9	$58.0

Operating revenues for the six months ended March 31, 2017 decreased $2.8 from the same period last year. The primary drivers were $19.0 in higher GSA gas cost recoveries, $5.8 beneficial RSE adjustments in the current year, offset principally by a $28.0 impact due to weather and lower base rates for revenue and margin. Contribution margin decreased $3.5 versus the prior period, primarily the result of the $9.2 reduction resulting from the warmer weather and lower base rates for margin only being partly offset by $5.8 lower RSE revenue reduction adjustments in the current year. O&M expenses for the six months ended March 31, 2017 decreased $3.5 from the same period last year primarily driven by decreases in employee-related expenses. Net income for the six months ended March 31, 2017 was flat with the same period last year.
Temperatures in Alagasco’s service area during the six months ended March 31, 2017 were 16% warmer than the same period last year and 35% warmer than normal. Alagasco’s total system therms sold and transported were 500.2 million for the six months ended March 31, 2017, compared with 482.4 million for the same period last year.
For further information on the GSA and RSE mechanisms, please see Note 1, Summary of Significant Accounting Policies, and Note 3, Regulatory Matters, of Alagasco’s Annual Report on Form 10-K for the year ended September 30, 2016.

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
Laclede Gas
On May 19, 2016, the MoPSC approved an incremental ISRS amount of $5.4 for Laclede Gas’ eastern Missouri service territory and $3.6 for MGE, effective May 31, 2016. On June 30, 2016, the Missouri Office of the Public Counsel (OPC) filed an appeal to Missouri’s Western District Court of Appeals of the MoPSC’s decision permitting Laclede Gas to update its ISRS applications during the pendency of the case. On March 28, 2017, the Court again affirmed the MoPSC’s decision approving Laclede Gas’ ISRS update process. The OPC has filed a motion to transfer the case to the Missouri Supreme Court, who declined to hear a similar case in December 2016.
On September 30, 2016, Laclede Gas filed to increase its ISRS revenues, by $5.0 for Laclede Gas’ eastern Missouri service territory and $3.4 for MGE, related to ISRS investments from March 2016 through October 2016. On November 29, 2016, MoPSC staff recommended $4.5 for Laclede Gas’ eastern Missouri service territory and $3.4 for MGE based on updates filed by the company. On January 3, 2017, the MoPSC held a hearing to decide two issues raised by the OPC pertaining to the ISRS eligibility of hydrostatic testing done by MGE and the replacement of plastic interspersed with the cast iron. On January 18, 2017, the MoPSC found in favor of the Missouri Utilities on the interspersed plastics issue, but against MGE on hydrostatic testing, and issued an order setting the ISRS increases at $4.5 and $3.2, respectively, bringing total annualized ISRS revenue to $29.5 for Laclede Gas’ eastern Missouri service territory and $13.4 for MGE’s service territory. Rates were effective January 28, 2017. On March 3, 2017, the OPC filed an appeal to Missouri’s Western District Court of Appeals of the MoPSC’s decision permitting Laclede Gas to include the replacement of interspersed plastic pipe in its ISRS.
On February 3, 2017, Laclede Gas filed to increase its ISRS revenues, by $3.3 for Laclede Gas’ eastern Missouri service territory and $2.9 for MGE, related to ISRS investments from November 2016 through February 2017. Following the submission of updated information, on April 4, 2017 MoPSC staff submitted its recommendation for an increase in rates of $3.0 for Laclede Gas’ eastern Missouri service territory and $3.0 for MGE, for a cumulative of $32.5 and $16.4, respectively. On that same date, the OPC again raised an objection to the ISRS eligibility of replacing plastic portions of main interspersed within cast iron main. On April 18, 2017, the parties filed with the MoPSC a unanimous stipulation and agreement proposing to apply the judicial outcome of the OPC’s March 3, 2017 appeal on the plastics issue to both the ISRS cases on appeal and the current ISRS cases. The agreement was approved by the MoPSC on April 26, 2017. Pending the outcome of the appeal, ISRS rates for each of the two service territories will be increased by $3.0 effective June 1, 2017.

On April 15, 2015, Laclede Gas applied to the MoPSC for a new financing authorization in the amount of $550.0. On February 10, 2016, the MoPSC issued an order, by a 3-2 vote, authorizing Laclede Gas financing authority for $300.0 for financings placed any time before September 30, 2018. Laclede Gas filed an application for rehearing, which was denied on March 9, 2016. On March 31, 2016, Laclede Gas filed an appeal with Missouri’s Western District Court of Appeals concerning this matter. The parties filed briefs and oral arguments were heard on November 17, 2016, but the matter is still pending. Laclede Gas has issued no securities under this authorization since the decision, but on March 20, 2017, Laclede Gas entered into a bond purchase agreement for $170.0 that will be funded prior to September 15, 2017, and applied against the $300.0 authorization.
On April 11, 2017, both Laclede Gas’ eastern and western Missouri service territories filed for a general rate case, and did so concurrently as agreed to in GM-2013-0254, as part of the acquisition of MGE by Laclede Gas. The request for Laclede Gas’ eastern Missouri territory represents a net rate increase of $28.5. With the $29.5 already being billed in ISRS, the total base rate increase request was $58.1. For the western Missouri territory, MGE’s request represents a net rate increase of $37.0. With the $13.4 already being billed in ISRS, the total base rate increase request was $50.4. The rates were premised upon a 10.35% ROE and the details of the filing can be found in GR-2017-0215 for the eastern Missouri territory, and GR-2017-0216 for the western Missouri territory. No procedural schedule has been set, but Missouri statutes require the MoPSC to review and make new rates effective within 11 months of the filing, or by March 11, 2018.
Alagasco
Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Alagasco’s current RSE order has a term extending beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with law. In the event of unforeseen circumstances, whether physical or economic, of the nature of force majeure and including a change in control, the APSC and Alagasco will consult in good faith with respect to modifications, if any. Effective January 1, 2014, Alagasco’s allowed range of return on average common equity is 10.5% to 10.95% with an adjusting point of 10.8%. Alagasco is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. The RSE reduction for the July 31, 2016 quarterly point of test was $4.8 and went into effect October 1, 2016, and for the quarterly point of test at September 30, 2016, Alagasco recorded a $2.7 RSE reduction effective December 1, 2016. As part of the annual update for RSE, on November 30, 2016, Alagasco filed a reduction for rate year 2017 of $2.5 that also became effective December 1, 2016. There was no RSE reduction for the January 31, 2017 point of test, and as of March 31, 2017, Alagasco is not projected to have a reduction for the April 30, 2017 RSE point of test.
On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability recorded for Alagasco. Refunds from such negative salvage liability will be passed back to eligible customers on a declining basis through lower tariff rates through rate year 2019 pursuant to the terms of the Negative Salvage Rebalancing (NSR) rider (see the 2016 Form 10-K for more detail). For the period December 1, 2016 through March 31, 2017, $5.6 of the customer refund has been returned to customers. As of March 31, 2017, $13.0 is remaining to be refunded to customers.
Spire
In addition to the matters described above, the following regulatory matter affects Spire.
On July 22, 2016, the proposed project of Spire STL Pipeline LLC, a wholly owned subsidiary of Spire, was accepted into the pre-filing process at the FERC. The proposal outlined the plan to build, own, operate, and maintain a pipeline interconnecting with the Rockies Express pipeline to deliver natural gas to the St. Louis, Missouri area. As an interstate project, the Spire STL Pipeline will be reviewed for siting and permitting by the FERC, which will be the lead agency for other federal, state, and local permitting authorities. A precedent agreement between Spire STL Pipeline and Laclede Gas was executed on January 25, 2017. On January 26, 2017, Spire STL Pipeline filed an application with the FERC requesting issuance of a certificate of convenience and necessity authorizing it to construct, own, and operate an interstate pipeline. Several parties have filed interventions and comments regarding the Spire STL Pipeline project. The company is monitoring these closely and has responded where appropriate.
On April 21, 2017, Spire STL Pipeline filed an amended certificate application to adjust the preferred route to include a new six-mile segment rather than an existing line. The change would offer a number of benefits including eliminating potential supply disruption risk for Laclede Gas during construction, eliminating uncertainty regarding upgrade costs, and reducing long-term integrity management costs.

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Laclede Gas’, and Alagasco’s Annual Reports on Form 10-K for the fiscal year ended September 30, 2016 and include regulatory accounting, goodwill, and employee benefits and postretirement obligations. There were no significant changes to these critical accounting estimates during the six months ended March 31, 2017.
For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in the Company’s, Laclede Gas’, and Alagasco’s Annual Reports on Form 10-K for the fiscal year ended September 30, 2016.

ACCOUNTING PRONOUNCEMENTS
The Company, Laclede Gas and Alagasco have evaluated or are in the process of evaluating the impact that recently issued accounting standards will have on the companies’ financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Pronouncements section in Note 1 of the Notes to Financial Statements.

FINANCIAL CONDITION
Cash Flows
Spire
The Company’s short-term borrowing requirements typically peak during colder months when the Utilities borrow money to cover the lag between when they purchase natural gas and when their customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with Laclede Gas’ use of natural gas derivative instruments), variations in the timing of collections of gas cost under the Utilities’ PGA clauses and GSA riders, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and may cause significant variations in the Company’s cash provided by or used in operating activities.

	Six Months Ended March 31,
Cash Flow Summary	2017	2016
Net cash provided by operating activities	$226.1	$243.0
Net cash used in investing activities	(182.9)	(122.5)
Net cash used in financing activities	(28.8)	(125.6)
For the six months ended March 31, 2017, net cash provided by operating activities declined $16.9 from the corresponding period of fiscal 2016. The change is primarily due to fluctuations in working capital, as mentioned above, largely driven by the relative weather conditions and gas prices during the periods.
For the six months ended March 31, 2017, net cash used in investing activities was $60.4 more than for the same period in the prior year, driven by a $65.5 increase in capital expenditures. The higher spending to this point in the fiscal year is consistent with the Company’s capital expenditure expectations, and reflects the continued focus on infrastructure upgrades and the addition of EnergySouth. Total capital expenditures for the full fiscal year 2017 are expected to be approximately $445, with approximately $415 in the Utilities.
Lastly, for the six months ended March 31, 2017, net cash used in financing activities was $96.8 lower than for the six months ended March 31, 2016. This change primarily reflects the effect of a $24.9 net issuance of short-term and long-term debt this year compared with an $84.4 net repayment last year, partially offset by higher dividend payments and other financing activities this year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
None of Spire, Laclede Gas, or Alagasco had any short-term investments as of or for the six months ended March 31, 2017.
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
The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Laclede Gas, and $200.0 for Alagasco. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment. Spire may use its line to provide for the funding needs of various subsidiaries. Spire, Laclede Gas, and Alagasco expect to use the loan agreement for general corporate purposes, including short-term borrowings and letters of credit. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on March 31, 2017, total debt was 57% of total capitalization for the consolidated Company, 49% for Laclede Gas, and 29% for Alagasco.
On December 21, 2016, Spire established a commercial paper program (Program) pursuant to which Spire may issue short-term, unsecured commercial paper notes (Notes). Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $975.0. The Notes may have maturities of up to 365 days from date of issue. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, including to provide working capital for both utility and non-utility subsidiaries. As of March 31, 2017, Notes outstanding under the Program totaled $567.4.
Information regarding Spire’s consolidated short-term borrowings as of and during the six months ended March 31, 2017, is presented below:

	Spire Short-Term Borrowings[1]	Laclede Gas Commercial Paper Borrowings[2]	Alagasco Bank Line Borrowings	Total Short-Term Borrowings
Six Months Ended March 31, 2017
Weighted average borrowings outstanding	$268.1	$177.4	$56.7	$502.2
Weighted average interest rate	1.3%	0.9%	1.6%	1.2%
Range of borrowings outstanding	$73.0 - $675.6	$0.0 - $329.7	$0.0 - $102.5	$398.7 - $675.6
Annual decrease in pre-tax earnings and cash flows resulting from a 100-basis-point average rate increase on average borrowings*				$5.0
As of March 31, 2017
Borrowings outstanding at end of period	$567.4	$—	$—	$567.4
Weighted average interest rate	1.2%	—%	—%	1.2%
*    Portions may be offset through the Utilities’ application of PGA or GSA carrying costs.
1    Spire Short-Term Borrowings includes bank line borrowings and, since January 1,2017, commercial paper.
2    The commercial paper program for Laclede Gas terminated February 2, 2017.

Long-term Debt and Equity
Spire
At March 31, 2017, including the current portion but excluding unamortized discounts, debt issuance costs, and net hedging gains, Spire had fixed-rate long-term debt totaling $1,942.0, of which $810.0 was issued by Laclede Gas and $250.0 was issued by Alagasco. The long-term debt issues are fixed-rate and are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Company’s $1,942.0 senior long-term debt, $25.0 has no call options, $1,037.0 has make-whole call options, $875.0 is callable at par one to six months prior to maturity and $5.0 is callable at par currently. None of the debt has any put options.
On March 10, 2017, Spire redeemed in full at par its $250.0 floating rate notes due August 15, 2017, plus accrued and unpaid interest.
On March 15, 2017, Spire completed the issuance and sale of $100.0 in aggregate principal amount of Senior Notes due March 15, 2027. The notes bear interest at the rate of 3.93% per annum, payable semi-annually. The notes are senior unsecured obligations of the Company. The Company used the proceeds from the sale of the notes for the repayment of other debt.
In 2014, Spire issued 2.875 million equity units as a portion of the Alagasco acquisition financing of the Alagasco acquisition. The equity units were originally issued at $50 per unit pursuant to the Purchase Contract and Pledge Agreement (purchase contract) dated as of June 11, 2014 between Spire and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary. These units consisted of $143.8 aggregate principal amount of 2014 Series A 2.00% remarketable junior subordinated notes due 2022 (the Junior Notes) and the purchase contract obligating the holder to purchase common shares at a future settlement date (anticipated to be three years in the future and prior to the Junior Notes maturity).
The equity unit investments were effectively replaced as planned in a series of transactions outlined below:

–
On February 22, 2017, the selling securityholders (as defined below) agreed to purchase the Junior Notes in connection with the remarketing of the junior subordinated notes that comprised a component of the equity units.

–
On the same day, Spire entered two related agreements: (1) a Securities Purchase and Registration Rights Agreement (the SPRRA), among Spire and the several purchasers named therein (the selling securityholders), obligating the selling securityholders to sell the Junior Notes to Spire in exchange for $143.8 aggregate principal amount of Spire’s 3.543% Senior Notes due 2024 (the Senior Notes) and a cash payment, and (2) an underwriting agreement with the selling securityholders and the several underwriters named therein in connection with the public offering of $150.0 aggregate principal amount of Senior Notes consisting of $6.2 principal amount of the Senior Notes issued and sold by Spire and $143.8 principal amount of the Senior Notes sold by the selling securityholders. The SPRRA granted the selling securityholders the right to offer the Senior Notes to the public in secondary public offerings.

–
The public offering was completed on February 27, 2017. Spire used its net proceeds from its sale of the Senior Notes to repay short-term debt. Spire did not receive any proceeds from the sale of the Senior Notes by the selling securityholders.

–
On April 3, 2017, Spire settled the purchase contracts underlying equity units, by issuing 2.5 million shares of its common stock at a purchase price of $57.3921 per share. Under the contract terms, the equity units were converted to common stock at the rate of 0.8712, with a corresponding adjustment to purchase price. Spire received net cash proceeds of approximately $142.0, which it used to repay short-term debt.

On March 20, 2017, Laclede Gas entered into a bond purchase agreement, described more fully under Laclede Gas below, pursuant to which Laclede Gas has committed to issue in a private placement a total of $170.0 of its first mortgage bonds in 15-, 30- and 40-year tranches. The bonds will close on a date of Laclede Gas’ choosing, no later than September 15, 2017. The interest rates on the bonds are dependent on the exact closing date, as described below.
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
Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 168,698 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 94,715 and 90,121 shares at March 31, 2017 and April 28, 2017, respectively, remaining available for issuance under its Form S-3. Spire also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities, which expires September 23, 2019. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.
Consolidated capitalization at March 31, 2017 consisted of 49.4% of Spire common stock equity and 50.6% of long-term debt, compared to 49.3% of Spire common stock equity and 50.7% of long-term debt at September 30, 2016.
Laclede Gas
Of Laclede Gas’ long-term debt (totaling $810.0 principal amount), $25.0 has no call option, $435.0 has make-whole call options, and $350.0 is callable at par one to six months prior to maturity.
On March 20, 2017, Laclede Gas entered into a bond purchase agreement among Laclede Gas and certain institutional purchasers (Bond Purchasers) pursuant to which Laclede Gas has committed to issue in a private placement a total of $170.0 of its first mortgage bonds: (i) $50.0 due September 15, 2032 (2032 Bonds), (ii) $70.0 due September 15, 2047 (2047 Bonds) and (iii) $50.0 due September 15, 2057 (2057 Bonds and, together with the 2032 Bonds and 2047 Bonds, the Bonds). Laclede Gas will give the Bond Purchasers at least five (5) business days’ prior written notice of a closing date, which shall occur no later than September 15, 2017. Depending on the closing date, the 2032 Bonds will bear interest at a rate between 3.58% and 3.68% per annum, the 2047 Bonds at a rate between 4.17% and 4.23% per annum and the 2057 Bonds at a rate between 4.32% and 4.38% per annum. The interest on the Bonds is payable semi-annually. Laclede Gas will use the proceeds from the sale of the Bonds to refinance existing indebtedness and for other general corporate purposes.
Laclede Gas has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $300.0. This authority became effective March 11, 2016, and will expire September 30, 2018, but is under appeal by Laclede Gas, as discussed under Regulatory and Other Matters above. After the settlement of the $170.0 in Bonds discussed above, Laclede Gas will have $130.0 of this authorization remaining.
Laclede Gas filed a shelf registration on Form S-3 with the SEC on September 23, 2016, for issuance of first mortgage bonds, unsecured debt, and preferred stock, which expires on September 23, 2019. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions, as well as future MoPSC authorizations.
Laclede Gas capitalization at March 31, 2017 consisted of 58.9% of common stock equity and 41.1% of long-term debt compared to 57.1% of common stock equity and 42.9% of long-term debt at September 30, 2016.
Alagasco
All of Alagasco’s long-term debt ($250.0 principal amount) has make-whole call options.
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
Alagasco’s capitalization at March 31, 2017 consisted of 78.1% of common stock equity and 21.9% of long-term debt compared to 77.8% of common stock equity and 22.2% of long-term debt at September 30, 2016.
The Company’s, Laclede Gas’, and Alagasco’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company, Laclede Gas, and Alagasco remain at investment grade, but are subject to review and change by the rating agencies.

It is management’s view that the Company, Laclede Gas, and Alagasco have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, interest payments of long-term debt, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

CONTRACTUAL OBLIGATIONS
During the six months ended March 31, 2017, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Form 10-K for the fiscal year ended September 30, 2016.

MARKET RISK
There were no material changes in the Company’s commodity price risk or counterparty credit risk as of March 31, 2017 relative to the corresponding information provided as of September 30, 2016 in the Company’s Annual Report on Form 10-K. Information on concentrations of credit risk, including how Spire Marketing manages these risks, is included in Note 7, Concentrations of Credit Risk, of the Notes to Financial Statements under Item 1.
During the second quarter of fiscal 2016, Spire entered into five-year interest rate swap transactions with a fixed interest rate of 1.776% and a notional amount of $105.0 to protect itself against adverse movement in interest rates in anticipation of the issuance of long-term debt in 2017. During the third quarter of 2016, the Company entered into seven-year swap transactions with an average fixed interest rate of 1.501% and a notional amount of $120.0 to hedge additional debt expected to be issued in 2017 or early 2018. During the second quarter of 2017 these hedge positions were settled, resulting in a gain of $7.3, which will be amortized over the hedged periods. Also during the second quarter of 2017, Spire entered into ten-year interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. The company recorded a $0.2 mark-to-market gain on these swaps for the three months ended March 31, 2017. The fair values of related derivative instruments are shown in Note 6, Fair Value Measurements. Information about the Company’s short-term and long-term debt is included under the heading “Liquidity and Capital Resources” in this Item 2.

ENVIRONMENTAL MATTERS
The Utilities own and operate natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws and regulations, along with their interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Laclede Gas’, or Alagasco’s financial position and results of operations. As environmental laws, regulations, and interpretations change, however, the Utilities may be required to incur additional costs. For information relative to environmental matters, see Note 10, Commitments and Contingencies, of the Notes to Financial Statements included in Item 1.

OFF-BALANCE SHEET ARRANGEMENTS
At March 31, 2017, the Company had no off-balance-sheet financing arrangements, other than operating leases and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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
Effective September 12, 2016, we acquired EnergySouth, Inc. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include the internal control over financial reporting of EnergySouth. This exclusion is in accordance with the SEC’s guidance that management’s evaluation of the effectiveness of disclosure controls and procedures may exclude an assessment of those disclosure controls and procedures of the acquired entity that are subsumed by internal control over financial reporting in the year following the acquisition. EnergySouth’s business constituted 3.1 percent and 4.1 percent of Spire’s net and total assets, respectively, as of March 31, 2017, and 5.5 percent of revenues for the six months ended March 31, 2017.
As a result of the acquisition of EnergySouth, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of EnergySouth’s operations into the Company’s financial statements. During the period ended March 31, 2017, changes to the Company’s controls occurred as a substantial portion of EnergySouth’s stand-alone financial systems and related processes were integrated with the Company’s existing systems and processes. These changes are not considered to be material to the Company’s internal control over financial reporting.
Management continues to be engaged in efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to EnergySouth. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no changes in Laclede Gas’ internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Laclede Gas’ internal control over financial reporting.
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
There were no changes in Alagasco’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Alagasco’s internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	974	$64.80	—	—
February 1, 2017 - February 28, 2017	—	$—	—	—
March 1, 2017 - March 31, 2017	—	$—	—	—
Total	974	$64.80	—	—
Laclede Gas’ outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of March 31, 2017, all of Laclede Gas’ retained earnings were free from such restrictions.

Item 6. Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	May 3, 2017	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Laclede Gas Company

Date:	May 3, 2017	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Alabama Gas Corporation

Date:	May 3, 2017	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1*
Second Supplemental Indenture, dated as of February 27, 2017, between Spire Inc. and UMB Bank & Trust, N.A., as Trustee (including Form of 3.543% Senior Notes due 2024), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 27, 2017.

4.2	Master Note Purchase Agreement dated June 20, 2016, among Spire Inc. and certain institutional purchasers party thereto.
4.3	First Supplement to Master Note Purchase Agreement dated as of March 15, 2017, among Spire Inc. and certain institutional purchasers party thereto.
4.4	Bond Purchase Agreement dated March 20, 2017, among Laclede Gas Company and certain institutional purchasers party thereto (including Form of Thirty-Third Supplemental Indenture).
10.1†	Precedent Agreement dated as of January 25, 2017, between Laclede Gas Company and Spire STL Pipeline LLC.
10.2	Amendment to Precedent Agreement dated as of April 17, 2017, between Laclede Gas Company and Spire STL Pipeline LLC.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Laclede Gas Company.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Alabama Gas Corporation.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Laclede Gas Company.
32.3	CEO and CFO Section 1350 Certifications of Alabama Gas Corporation.
101.INS	XBRL Instance Document. (1)
101.SCH	XBRL Taxonomy Extension Schema. (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Income and Condensed Statements of Income for the three and six months ended March 31, 2017 and 2016; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income and Condensed Statements of Comprehensive Income for the three and six months ended March 31, 2017 and 2016; (iv) unaudited Condensed Consolidated Balance Sheets and Condensed Balance Sheets at March 31, 2017, September 30, 2016 and March 31, 2016; (v) unaudited Condensed Consolidated Statements of Common Shareholders’ Equity and Condensed Statements of Common Shareholder’s Equity for the six months ended March 31, 2017 and 2016; (vi) unaudited Condensed Consolidated Statements of Cash Flows and Condensed Statements of Cash Flows for the six months ended March 31, 2017 and 2016, and (vii) combined Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

*	Incorporated herein by reference and made a part hereof. Spire Inc. File No. 1-16681.

†	Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.