Form 10-Q
period 2017-06-30
SPIRE INC; ALABAMA GAS CORP; LACLEDE GAS CO
filed 2017-08-02
CIK 1126956, 3146, 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139
2-38960	Alabama Gas Corporation 2101 6th Avenue North Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	[ ]
Laclede Gas Company	[ ]
Alabama Gas Corporation	[ ]

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes [ ]	No [ X ]
Laclede Gas Company	Yes [ ]	No [ X ]
Alabama Gas Corporation	Yes [ ]	No [ X ]

The number of shares outstanding of each registrant’s common stock as of July 31, 2017 was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	48,262,027
Laclede Gas Company	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Alabama Gas Corporation	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

Item 1. Financial Statements

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Operating Revenues:
Gas Utility	$305.1	$253.2	$1,419.1	$1,263.5
Gas Marketing and other	18.4	(3.9)	62.9	(5.5)
Total Operating Revenues	323.5	249.3	1,482.0	1,258.0
Operating Expenses:
Gas Utility
Natural and propane gas	76.7	54.1	524.8	463.7
Operation and maintenance	100.8	91.8	298.6	277.7
Depreciation and amortization	38.4	34.2	114.0	101.5
Taxes, other than income taxes	30.5	27.4	112.2	99.5
Total Gas Utility Operating Expenses	246.4	207.5	1,049.6	942.4
Gas Marketing and other	26.8	6.5	112.6	25.6
Total Operating Expenses	273.2	214.0	1,162.2	968.0
Operating Income	50.3	35.3	319.8	290.0
Other Income	1.5	1.6	5.6	3.8
Interest Charges:
Interest on long-term debt	19.0	16.6	57.3	50.2
Other interest charges	2.4	2.8	8.9	7.5
Total Interest Charges	21.4	19.4	66.2	57.7
Income Before Income Taxes	30.4	17.5	259.2	236.1
Income Tax Expense	8.7	6.8	84.3	77.7
Net Income	$21.7	$10.7	$174.9	$158.4

Weighted Average Number of Common Shares Outstanding:
Basic	48.1	44.4	46.4	43.6
Diluted	48.2	44.6	46.6	43.8
Basic Earnings Per Share of Common Stock	$0.45	$0.24	$3.76	$3.62
Diluted Earnings Per Share of Common Stock	$0.45	$0.24	$3.75	$3.60
Dividends Declared Per Share of Common Stock	$0.53	$0.49	$1.58	$1.47

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net Income	$21.7	$10.7	$174.9	$158.4
Other Comprehensive (Loss) Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging (losses) gains arising during the period	(1.0)	(4.3)	11.5	(5.6)
Reclassification adjustment for (gains) losses included in net income	—	(1.5)	0.1	0.2
Net unrealized (losses) gains on cash flow hedging derivative instruments	(1.0)	(5.8)	11.6	(5.4)
Net gains on defined benefit pension and other postretirement plans	0.1	—	0.2	0.1
Net unrealized losses on available for sale securities	—	—	(0.1)	—
Other Comprehensive (Loss) Income, Before Tax	(0.9)	(5.8)	11.7	(5.3)
Income Tax (Benefit) Expense Related to Items of Other Comprehensive Income	(0.4)	(2.2)	4.3	(2.0)
Other Comprehensive (Loss) Income, Net of Tax	(0.5)	(3.6)	7.4	(3.3)
Comprehensive Income	$21.2	$7.1	$182.3	$155.1

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2017	2016	2016
ASSETS
Utility Plant	$5,071.4	$4,793.6	$4,339.5
Less: Accumulated depreciation and amortization	1,609.6	1,506.4	1,311.5
Net Utility Plant	3,461.8	3,287.2	3,028.0
Non-utility Property (net of accumulated depreciation and amortization of $8.4, $8.1 and $7.9 at June 30, 2017, September 30, 2016, and June 30, 2016, respectively)	39.9	13.7	13.8
Goodwill	1,163.9	1,164.9	946.0
Other Investments	63.8	62.1	62.4
Total Other Property and Investments	1,267.6	1,240.7	1,022.2
Current Assets:
Cash and cash equivalents	8.3	5.2	4.9
Accounts receivable:
Utility	141.9	127.8	133.1
Other	124.0	113.4	82.7
Allowance for doubtful accounts	(17.7)	(20.5)	(20.2)
Delayed customer billings	7.0	1.6	3.5
Inventories:
Natural gas	144.4	174.0	116.6
Propane gas	12.0	12.0	12.0
Materials and supplies	18.4	16.3	15.3
Natural gas receivable	6.5	9.7	17.5
Derivative instrument assets	7.3	11.4	9.0
Unamortized purchased gas adjustments	73.9	49.7	5.4
Other regulatory assets	70.7	44.2	37.5
Prepayments and other	32.4	24.8	36.1
Total Current Assets	629.1	569.6	453.4
Deferred Charges:
Regulatory assets	840.5	838.0	730.7
Other	99.2	128.9	64.7
Total Deferred Charges	939.7	966.9	795.4
Total Assets	$6,298.2	$6,064.4	$5,299.0

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,	June 30,
	2017	2016	2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 70.0 million shares authorized; 48.3 million, 45.6 million and 45.6 million shares issued and outstanding at June 30, 2017, September 30, 2016 and June 30, 2016, respectively)	$48.2	$45.6	$45.6
Paid-in capital	1,323.7	1,175.9	1,173.5
Retained earnings	653.1	550.9	588.6
Accumulated other comprehensive income (loss)	3.2	(4.2)	(5.3)
Total Common Stock Equity	2,028.2	1,768.2	1,802.4
Long-term debt (less current portion)	1,925.3	1,820.7	1,839.8
Total Capitalization	3,953.5	3,588.9	3,642.2
Current Liabilities:
Current portion of long-term debt	—	250.0	—
Notes payable	450.7	398.7	97.6
Accounts payable	206.4	210.9	135.8
Advance customer billings	15.9	70.2	53.0
Wages and compensation accrued	38.9	39.8	36.5
Dividends payable	26.3	23.5	22.3
Customer deposits	35.0	34.9	31.9
Interest accrued	24.2	14.8	19.7
Taxes accrued	55.6	55.2	41.4
Unamortized purchased gas adjustments	1.0	1.7	—
Other regulatory liabilities	24.9	28.9	22.4
Other	30.9	32.7	31.2
Total Current Liabilities	909.8	1,161.3	491.8
Deferred Credits and Other Liabilities:
Deferred income taxes	705.3	607.3	574.1
Pension and postretirement benefit costs	300.4	303.7	246.9
Asset retirement obligations	214.7	206.4	164.6
Regulatory liabilities	139.8	130.7	105.7
Other	74.7	66.1	73.7
Total Deferred Credits and Other Liabilities	1,434.9	1,314.2	1,165.0
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$6,298.2	$6,064.4	$5,299.0

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*
(Dollars in millions)	Shares	Amount				Total
Balance at September 30, 2015	43,335,012	$43.3	$1,038.1	$494.2	$(2.0)	$1,573.6
Net income	—	—	—	158.4	—	158.4
Common stock offering	2,185,000	2.2	131.0	—	—	133.2
Dividend reinvestment plan	17,454	—	1.0	—	—	1.0
Stock-based compensation costs	—	—	4.6	—	—	4.6
Stock issued under stock-based compensation plans	127,489	0.1	0.5	—	—	0.6
Employee’s tax withholding for stock-based compensation	(29,227)	—	(1.7)	—	—	(1.7)
Dividends declared	—	—	—	(64.0)	—	(64.0)
Other comprehensive loss, net of tax	—	—	—	—	(3.3)	(3.3)
Balance at June 30, 2016	45,635,728	$45.6	$1,173.5	$588.6	$(5.3)	$1,802.4

Balance at September 30, 2016	45,650,642	$45.6	$1,175.9	$550.9	$(4.2)	$1,768.2
Net income	—	—	—	174.9	—	174.9
Common stock offering	2,504,684	2.5	143.0	—	—	145.5
Dividend reinvestment plan	18,025	—	1.2	—	—	1.2
Stock-based compensation costs	—	—	5.9	0.9	—	6.8
Stock issued under stock-based compensation plans	119,660	0.1	(0.1)	—	—	—
Employee’s tax withholding for stock-based compensation	(35,167)	—	(2.2)	—	—	(2.2)
Dividends declared	—	—	—	(73.6)	—	(73.6)
Other comprehensive income, net of tax	—	—	—	—	7.4	7.4
Balance at June 30, 2017	48,257,844	$48.2	$1,323.7	$653.1	$3.2	$2,028.2

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2017	2016
Operating Activities:
Net Income	$174.9	$158.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	114.4	102.0
Deferred income taxes and investment tax credits	84.1	77.7
Changes in assets and liabilities:
Accounts receivable	(33.1)	6.7
Unamortized purchased gas adjustments	(26.1)	(11.3)
Accounts payable	14.8	(6.4)
Delayed/advance customer billings – net	(59.7)	7.8
Taxes accrued	(4.8)	(10.9)
Inventories	27.5	71.5
Other assets and liabilities	24.2	(38.5)
Other	4.5	(0.1)
Net cash provided by operating activities	320.7	356.9
Investing Activities:
Capital expenditures	(298.6)	(195.3)
Settlement for acquisition of EnergySouth	3.8	—
Other	1.1	(1.5)
Net cash used in investing activities	(293.7)	(196.8)
Financing Activities:
Issuance of long-term debt	250.0	80.0
Repayment of long-term debt	(393.8)	(80.0)
Issuance (repayment) of short-term debt - net	52.0	(240.4)
Issuance of common stock	146.4	136.1
Dividends paid	(70.9)	(62.9)
Other	(7.6)	(1.8)
Net cash used in financing activities	(23.9)	(169.0)
Net Increase (Decrease) in Cash and Cash Equivalents	3.1	(8.9)
Cash and Cash Equivalents at Beginning of Period	5.2	13.8
Cash and Cash Equivalents at End of Period	$8.3	$4.9

Supplemental disclosure of cash (paid) refunded for:
Interest	$(54.5)	$(48.2)
Income taxes	(0.7)	3.9

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2017	2016	2017	2016
Operating Revenues:
Utility	$198.5	$179.3	$1,009.3	$943.2
Total Operating Revenues	198.5	179.3	1,009.3	943.2
Operating Expenses:
Utility
Natural and propane gas	61.9	48.0	494.4	440.6
Operation and maintenance	61.2	58.4	179.2	178.7
Depreciation and amortization	23.2	22.3	68.9	66.0
Taxes, other than income taxes	21.7	21.2	81.6	76.4
Total Operating Expenses	168.0	149.9	824.1	761.7
Operating Income	30.5	29.4	185.2	181.5
Other Income	0.7	1.0	2.7	2.2
Interest Charges:
Interest on long-term debt	8.0	8.1	24.5	24.7
Other interest charges	1.5	1.0	4.4	3.2
Total Interest Charges	9.5	9.1	28.9	27.9
Income Before Income Taxes	21.7	21.3	159.0	155.8
Income Tax Expense	6.2	7.4	48.5	48.2
Net Income	$15.5	$13.9	$110.5	$107.6

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net Income	$15.5	$13.9	$110.5	$107.6
Other Comprehensive Income, Net of Tax	—	0.1	—	0.3
Comprehensive Income	$15.5	$14.0	$110.5	$107.9

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2017	2016	2016
ASSETS
Utility Plant	$2,914.1	$2,718.5	$2,659.7
Less: Accumulated depreciation and amortization	670.3	604.5	595.4
Net Utility Plant	2,243.8	2,114.0	2,064.3
Goodwill	210.2	210.2	210.2
Other Property and Investments	58.9	57.3	56.5
Total Other Property and Investments	269.1	267.5	266.7
Current Assets:
Cash and cash equivalents	2.6	2.1	1.5
Accounts receivable:
Utility	94.4	87.9	101.0
Associated companies	1.7	2.2	1.3
Other	13.8	11.4	10.5
Allowance for doubtful accounts	(13.4)	(16.1)	(16.5)
Delayed customer billings	7.0	1.6	3.5
Inventories:
Natural gas	93.6	127.3	78.2
Propane gas	12.0	12.0	12.0
Materials and supplies	11.3	9.2	9.2
Derivative instrument assets	0.7	4.9	5.1
Unamortized purchased gas adjustments	29.0	43.1	0.6
Other regulatory assets	38.2	23.9	23.7
Prepayments and other	21.3	14.5	20.4
Total Current Assets	312.2	324.0	250.5
Deferred Charges:
Regulatory assets	583.4	589.8	562.6
Other	3.1	1.1	5.0
Total Deferred Charges	586.5	590.9	567.6
Total Assets	$3,411.6	$3,296.4	$3,149.1

LACLEDE GAS COMPANY
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,	June 30,
	2017	2016	2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50,000 authorized; 24,577 shares issued and outstanding)	$755.3	$752.0	$750.9
Retained earnings	414.0	318.3	333.9
Accumulated other comprehensive loss	(1.8)	(1.8)	(1.4)
Total Common Stock Equity	1,167.5	1,068.5	1,083.4
Long-term debt	804.5	804.1	803.9
Total Capitalization	1,972.0	1,872.6	1,887.3
Current Liabilities:
Notes payable	—	243.7	97.6
Notes payable – associated companies	260.2	—	38.8
Accounts payable	54.0	67.6	49.7
Accounts payable – associated companies	5.4	5.4	4.1
Advance customer billings	0.7	49.1	35.2
Wages and compensation accrued	29.4	29.9	28.7
Dividends payable	—	14.0	22.4
Customer deposits	13.2	13.5	13.3
Interest accrued	9.5	7.7	9.4
Taxes accrued	28.3	29.1	21.0
Regulatory liabilities	2.7	1.3	1.3
Other	7.5	9.9	9.1
Total Current Liabilities	410.9	471.2	330.6
Deferred Credits and Other Liabilities:
Deferred income taxes	620.9	556.9	548.8
Pension and postretirement benefit costs	204.2	211.8	191.9
Asset retirement obligations	77.9	75.2	75.0
Regulatory liabilities	83.6	67.3	65.7
Other	42.1	41.4	49.8
Total Deferred Credits and Other Liabilities	1,028.7	952.6	931.2
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$3,411.6	$3,296.4	$3,149.1

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*
(Dollars in millions)	Shares	Amount				Total
Balance at September 30, 2015	24,577	$0.1	$748.2	$291.2	$(1.7)	$1,037.8
Net income	—	—	—	107.6	—	107.6
Stock-based compensation costs	—	—	2.6	—	—	2.6
Dividends declared	—	—	—	(64.9)	—	(64.9)
Other comprehensive income, net of tax	—	—	—	—	0.3	0.3
Balance at June 30, 2016	24,577	$0.1	$750.8	$333.9	$(1.4)	$1,083.4

Balance at September 30, 2016	24,577	$0.1	$751.9	$318.3	$(1.8)	$1,068.5
Net income	—	—	—	110.5	—	110.5
Stock-based compensation costs	—	—	3.3	—	—	3.3
Dividends declared	—	—	—	(14.8)	—	(14.8)
Balance at June 30, 2017	24,577	$0.1	$755.2	$414.0	$(1.8)	$1,167.5

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2017	2016
Operating Activities:
Net Income	$110.5	$107.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.9	66.0
Deferred income taxes and investment tax credits	48.5	48.2
Changes in assets and liabilities:
Accounts receivable	(11.0)	24.6
Unamortized purchased gas adjustments	12.8	21.7
Accounts payable	(6.2)	(7.3)
Delayed/advance customer billings – net	(53.8)	9.1
Taxes accrued	(0.7)	(4.5)
Inventories	31.6	60.1
Other assets and liabilities	0.5	(29.4)
Other	1.4	0.7
Net cash provided by operating activities	202.5	296.8
Investing Activities:
Capital expenditures	(189.5)	(138.8)
Other	0.7	0.9
Net cash used in investing activities	(188.8)	(137.9)
Financing Activities:
Repayment of short-term debt - net	(243.7)	(135.4)
Borrowings from Spire - net	260.2	38.8
Dividends paid	(28.7)	(62.5)
Other	(1.0)	—
Net cash used in financing activities	(13.2)	(159.1)
Net Increase (Decrease) in Cash and Cash Equivalents	0.5	(0.2)
Cash and Cash Equivalents at Beginning of Period	2.1	1.7
Cash and Cash Equivalents at End of Period	$2.6	$1.5

Supplemental disclosure of cash (paid) refunded for:
Interest	$(26.9)	$(22.1)
Income taxes	—	2.1

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2017	2016	2017	2016
Operating Revenues:
Utility	$90.5	$74.0	$336.0	$322.3
Total Operating Revenues	90.5	74.0	336.0	322.3
Operating Expenses:
Utility
Natural gas	22.5	13.1	65.1	55.4
Operation and maintenance	32.9	33.5	95.6	99.7
Depreciation and amortization	12.6	11.9	37.2	35.5
Taxes, other than income taxes	7.0	6.2	23.9	23.1
Total Operating Expenses	75.0	64.7	221.8	213.7
Operating Income	15.5	9.3	114.2	108.6
Other Income	0.6	0.5	2.1	1.5
Interest Charges:
Interest on long-term debt	2.8	2.8	8.4	8.5
Other interest charges	0.8	0.6	2.3	1.9
Total Interest Charges	3.6	3.4	10.7	10.4
Income Before Income Taxes	12.5	6.4	105.6	99.7
Income Tax Expense	5.1	2.4	40.3	37.7
Net Income	$7.4	$4.0	$65.3	$62.0

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2017	2016	2016
ASSETS
Utility Plant	$1,809.0	$1,729.6	$1,679.8
Less: Accumulated depreciation and amortization	791.2	756.6	716.1
Net Utility Plant	1,017.8	973.0	963.7
Current Assets:
Cash and cash equivalents	0.1	—	—
Accounts receivable:
Utility	40.6	34.0	32.2
Associated companies	0.2	—	—
Other	5.8	7.2	5.3
Allowance for doubtful accounts	(2.2)	(3.3)	(3.7)
Inventories:
Natural gas	29.0	34.6	28.3
Materials and supplies	5.9	5.9	6.0
Deferred income taxes	—	—	5.0
Unamortized purchased gas adjustments	44.9	5.6	4.8
Other regulatory assets	17.3	14.9	13.8
Prepayments and other	6.6	5.1	6.1
Total Current Assets	148.2	104.0	97.8
Deferred Charges:
Regulatory assets	228.7	230.7	167.5
Deferred income taxes	181.1	221.4	211.0
Other	63.2	60.8	57.7
Total Deferred Charges	473.0	512.9	436.2
Total Assets	$1,639.0	$1,589.9	$1,497.7

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,	June 30,
	2017	2016	2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$420.9	$451.9	$451.9
Retained earnings	463.5	415.4	432.2
Total Common Stock Equity	884.4	867.3	884.1
Long-term debt	247.7	247.6	247.6
Total Capitalization	1,132.1	1,114.9	1,131.7
Current Liabilities:
Notes payable	—	82.0	—
Notes payable – associated companies	114.9	—	37.8
Accounts payable	45.1	34.3	26.6
Accounts payable – associated companies	1.4	0.4	1.3
Advance customer billings	15.2	21.1	17.8
Wages and compensation accrued	7.5	7.8	7.8
Customer deposits	18.1	18.2	18.6
Interest accrued	3.5	3.3	3.6
Taxes accrued	20.5	21.6	19.8
Regulatory liabilities	17.8	22.7	21.1
Other	3.4	6.3	5.1
Total Current Liabilities	247.4	217.7	159.5
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	77.9	74.3	55.0
Asset retirement obligations	125.4	120.1	89.4
Regulatory liabilities	34.4	41.7	40.0
Other	21.8	21.2	22.1
Total Deferred Credits and Other Liabilities	259.5	257.3	206.5
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$1,639.0	$1,589.9	$1,497.7

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings
(Dollars in millions)	Shares	Amount			Total
Balance at September 30, 2015	1,972,052	$—	$480.9	$393.7	$874.6
Net income	—	—	—	62.0	62.0
Return of capital to Spire	—	—	(29.0)	—	(29.0)
Dividends declared	—	—	—	(23.5)	(23.5)
Balance at June 30, 2016	1,972,052	$—	$451.9	$432.2	$884.1

Balance at September 30, 2016	1,972,052	$—	$451.9	$415.4	$867.3
Net income	—	—	—	65.3	65.3
Return of capital to Spire	—	—	(31.0)	—	(31.0)
Dividends declared	—	—	—	(17.2)	(17.2)
Balance at June 30, 2017	1,972,052	$—	$420.9	$463.5	$884.4

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2017	2016
Operating Activities:
Net Income	$65.3	$62.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.2	35.5
Deferred income taxes and investment tax credits	40.3	37.7
Changes in assets and liabilities:
Accounts receivable	(12.4)	(6.4)
Unamortized purchased gas adjustments	(39.3)	(33.0)
Accounts payable	10.7	4.3
Advance customer billings	(5.9)	(1.3)
Taxes accrued	(1.1)	(6.2)
Inventories	5.6	11.5
Other assets and liabilities	(4.1)	(7.0)
Other	(0.3)	(0.7)
Net cash provided by operating activities	96.0	96.4
Investing Activities:
Capital expenditures	(80.2)	(56.1)
Other	—	(1.8)
Net cash used in investing activities	(80.2)	(57.9)
Financing Activities:
Issuance of long-term debt	—	80.0
Redemption and maturity of long-term debt	—	(80.0)
Repayment of short-term debt - net	(82.0)	(31.0)
Borrowings from Spire - net	114.9	37.8
Return of capital to Spire	(31.0)	(29.0)
Dividends paid	(17.2)	(23.5)
Other	(0.4)	—
Net cash used in financing activities	(15.7)	(45.7)
Net Increase (Decrease) in Cash and Cash Equivalents	0.1	(7.2)
Cash and Cash Equivalents at Beginning of Period	—	7.2
Cash and Cash Equivalents at End of Period	$0.1	$—

Supplemental disclosure of cash (paid) refunded for:
Interest	$(9.3)	$(9.2)
Income taxes	—	0.8

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

	Gas Utility	Gas Marketing	Other	Total
Balance as of September 30, 2016	$210.2	$—	$954.7	$1,164.9
Adjustments related to the acquisition of EnergySouth	—	—	(1.0)	(1.0)
Balance as of June 30, 2017	$210.2	$—	$953.7	$1,163.9

REVENUE RECOGNITION – The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues for Laclede Gas at June 30, 2017, September 30, 2016, and June 30, 2016 were $31.9, $26.1, and $28.5, respectively.
Alagasco records natural gas distribution revenues in accordance with the tariff established by the Alabama Public Service Commission (APSC). Unbilled revenues for Alagasco, which are not recorded as revenue until billed, at June 30, 2017, September 30, 2016, and June 30, 2016 were $6.0, $5.9, and $6.4, respectively.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Spire	$18.0	$14.8	$71.7	$65.0
Laclede Gas	12.4	11.1	52.0	49.7
Alagasco	4.2	3.7	16.1	15.3
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

TRANSACTIONS WITH AFFILIATES – Transactions between affiliates of the Company have been eliminated from the consolidated financial statements of Spire. Laclede Gas and Alagasco borrowed funds from the Company and incurred related interest, as reflected in their separate financial statements, and participated in normal intercompany shared services transactions. Laclede Gas’ and Alagasco’s other transactions with affiliates included:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Laclede Gas
Purchases of natural gas from Spire Marketing	$11.8	$6.7	$53.3	$31.5
Sales of natural gas to Spire Marketing	1.5	—	7.8	1.7
Insurance services received from Laclede Insurance Risk Services	0.5	0.2	1.6	0.7
Transportation services received from Laclede Pipeline Company	0.3	0.3	0.8	0.8
Alagasco
Insurance services received from Laclede Insurance Risk Services	0.5	—	1.5	—
ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows.

	June 30,	September 30,	June 30,
	2017	2016	2016
Spire	$26.5	$21.6	$9.9
Laclede Gas	16.5	14.8	5.3
Alagasco	7.9	6.8	4.6
RECLASSIFICATIONS – Certain prior period amounts have been reclassified to conform to the current period presentation. Net income and total equity were not affected by these reclassifications.
NEW ACCOUNTING PRONOUNCEMENTS – In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Under prior GAAP, debt issuance costs were recorded as a deferred charge (asset), while debt discount and debt premium costs were recorded as a liability adjustment. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Spire, Laclede Gas and Alagasco adopted this ASU as of December 31, 2016. Retrospective adjustments have been made to the previous year balance sheets as of September 30, 2016 and June 30, 2016. The amounts reclassified from other deferred charges to reduce long-term debt are shown in the following table. The ASU does not address the presentation of debt issuance costs related to line-of-credit arrangements, and those continue to be reported as deferred charges.

	June 30,	September 30,	June 30,
	2017	2016	2016
Spire	$14.9	$13.0	$11.9
Laclede Gas	4.0	4.2	4.4
Alagasco	2.3	2.4	2.4
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. Spire, Laclede Gas and Alagasco adopted this ASU in the interim quarterly reporting period ended June 30, 2017. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures were applied using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of October 1, 2016, and amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement were applied prospectively as of that date. Amendments related to the presentation of excess tax benefits on the statement of cash flows and the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement were applied retrospectively. There were no material impacts on the financial statements of the Company, Laclede Gas, or Alagasco, all of which adopted a policy of accounting for forfeitures when they occur.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current guidance. ASU No. 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Entities have the option of using either a full retrospective or modified retrospective approach to adopting this guidance. In August 2015, the FASB issued ASU No. 2015-14, which made the guidance in ASU No. 2014-09 effective for fiscal years beginning after December 15, 2017 and interim periods within those years. In 2016, the FASB issued related ASU Nos. 2016-08, 2016-10, 2016-11, 2016-12, and 2016-20 which further modified the standards for accounting for revenue. The Company, Laclede Gas and Alagasco are currently evaluating their sources of revenue and related contracts, the available transition methods, and the potential impacts of the updates. The conclusions of these assessments are contingent, in part, upon the completion of deliberations currently in progress by the power and utilities industry, notably in connection with efforts to produce an accounting guide being developed by the American Institute of Certified Public Accountants (AICPA). In association with this undertaking, the AICPA formed a number of industry task forces, including a Power & Utilities Task Force. Industry representatives and organizations, the largest auditing firms, the AICPA’s Revenue Recognition Working Group and its Financial Reporting Executive Committee have undertaken, and continue to undertake, consideration of several items relevant to our industry as further discussed below. Where applicable or necessary, the FASB’s Transition Resource Group is also participating. Currently, the industry is working to finalize conclusions in several areas including 1) the accounting for funds received from third parties to partially or fully reimburse the cost of construction of an asset, 2) determination of stand-alone selling price for commodities, and 3) the accounting for alternative revenue programs, such as performance-based ratemaking. Existing alternative revenue program guidance, though excluded by the FASB in updating specific guidance associated with revenue from contracts with customers, was relocated without substantial modification to accounting guidance for rate-regulated entities. It will require separate presentation of such revenues (subject to the above-noted deliberations) in the statement of income. Pending the completion of the industry deliberations and internal assessments later this year, the Company, Laclede Gas and Alagasco are currently unable to determine the effect the new guidance will have on their financial position, results of operations, cash flows, and business processes or the transition method they will utilize to adopt the new guidance in the first quarter of fiscal year 2019 (or earlier).
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which provides revised guidance concerning certain matters involving the recognition, measurement, and disclosure of financial instruments. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Unrealized gains and losses on equity securities previously classified as available-for-sale will be recognized immediately in earnings rather than recorded in other comprehensive income. Entities will record a cumulative-effect adjustment as of the beginning of the fiscal year in which the guidance is adopted, which requires amounts reported in accumulated other comprehensive income for such equity securities to be reclassified to retained earnings. Based on an assessment of their current financial instruments, the Company, Laclede Gas and Alagasco expect to adopt this standard in the first quarter of fiscal year 2019 with no significant impact.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade receivables. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and may be adopted a year earlier. The new guidance will be initially applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company, Laclede Gas and Alagasco are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal year 2021.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amended guidance requires that the service cost component of pension and postretirement benefit costs be presented within the same line item in the income statement as other compensation costs (except for the amount being capitalized), while other components are to be presented outside the subtotal of operating income and are no longer eligible for capitalization. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amended guidance will be applied retrospectively for income statement presentation and prospectively for capitalization. The Company, Laclede Gas and Alagasco are currently assessing the regulatory and other impacts of adopting this standard, which must be adopted by the first quarter of fiscal year 2019.

2. EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Basic EPS:
Net Income	$21.7	$10.7	$174.9	$158.4
Less: Income allocated to participating securities	0.1	—	0.4	0.5
Net Income Available to Common Shareholders	$21.6	$10.7	$174.5	$157.9
Weighted Average Shares Outstanding (in millions)	48.1	44.4	46.4	43.6
Basic Earnings Per Share of Common Stock	$0.45	$0.24	$3.76	$3.62

Diluted EPS:
Net Income	$21.7	$10.7	$174.9	$158.4
Less: Income allocated to participating securities	0.1	—	0.4	0.5
Net Income Available to Common Shareholders	$21.6	$10.7	$174.5	$157.9
Weighted Average Shares Outstanding (in millions)	48.1	44.4	46.4	43.6
Dilutive Effect of Restricted Stock, Restricted Stock Units, and Stock Options (in millions)*	0.1	0.2	0.2	0.2
Weighted Average Diluted Shares (in millions)	48.2	44.6	46.6	43.8
Diluted Earnings Per Share of Common Stock	$0.45	$0.24	$3.75	$3.60

* Calculation excludes certain outstanding shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.4	0.5	0.4	0.5
Spire’s 2.875 million equity units issued in June 2014 were anti-dilutive for the three and nine months ended June 30, 2016; accordingly, they were excluded from the calculation of weighted average diluted shares for those periods. On April 3, 2017, Spire settled the purchase contracts underlying those equity units, by issuing approximately 2.5 million shares of its common stock.

3. REGULATORY MATTERS
As explained in Note 1, Summary of Significant Accounting Policies, Laclede Gas and Alagasco account for regulated operations in accordance with FASB ASC Topic 980, “Regulated Operations.” The following regulatory assets and regulatory liabilities, including purchased gas adjustments, were reflected in the balance sheets of the Company and the Utilities as of June 30, 2017, September 30, 2016 and June 30, 2016.

	June 30,	September 30,	June 30,
Spire	2017	2016	2016
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$41.7	$27.0	$26.9
Unamortized purchased gas adjustments	73.9	49.7	5.4
Other	29.0	17.2	10.6
Total Regulatory Assets (current)	144.6	93.9	42.9
Non-current:
Future income taxes due from customers	166.6	151.3	146.4
Pension and postretirement benefit costs	453.4	487.9	434.4
Cost of removal	135.4	130.6	81.2
Unamortized purchased gas adjustments	13.9	12.6	14.7
Energy efficiency	27.8	25.5	24.4
Other	43.4	30.1	29.6
Total Regulatory Assets (non-current)	840.5	838.0	730.7
Total Regulatory Assets	$985.1	$931.9	$773.6
Regulatory Liabilities:
Current:
Rate Stabilization and Equalization (RSE) adjustment	$1.2	$7.5	$2.9
Unbilled service margin	6.0	5.9	6.4
Refundable negative salvage	8.2	9.3	9.3
Unamortized purchased gas adjustments	1.0	1.7	—
Other	9.5	6.2	3.8
Total Regulatory Liabilities (current)	25.9	30.6	22.4
Non-current:
Pension and postretirement benefit costs	27.0	28.9	27.2
Refundable negative salvage	4.1	9.4	9.3
Accrued cost of removal	74.6	74.8	55.4
Other	34.1	17.6	13.8
Total Regulatory Liabilities (non-current)	139.8	130.7	105.7
Total Regulatory Liabilities	$165.7	$161.3	$128.1

	June 30,	September 30,	June 30,
Laclede Gas	2017	2016	2016
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$34.9	$20.2	$20.2
Unamortized purchased gas adjustments	29.0	43.1	0.6
Other	3.3	3.7	3.5
Total Regulatory Assets (current)	67.2	67.0	24.3
Non-current:
Future income taxes due from customers	166.6	151.3	146.4
Pension and postretirement benefit costs	352.3	375.7	352.1
Unamortized purchased gas adjustments	13.9	12.6	14.7
Energy efficiency	27.8	25.5	24.4
Other	22.8	24.7	25.0
Total Regulatory Assets (non-current)	583.4	589.8	562.6
Total Regulatory Assets	$650.6	$656.8	$586.9
Regulatory Liabilities:
Current:
Other	$2.7	$1.3	$1.3
Total Regulatory Liabilities (current)	2.7	1.3	1.3
Non-current:
Accrued cost of removal	54.8	55.1	55.4
Other	28.8	12.2	10.3
Total Regulatory Liabilities (non-current)	83.6	67.3	65.7
Total Regulatory Liabilities	$86.3	$68.6	$67.0

	June 30,	September 30,	June 30,
Alagasco	2017	2016	2016
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$6.8	$6.8	$6.7
Unamortized purchased gas adjustments	44.9	5.6	4.8
Other	10.5	8.1	7.1
Total Regulatory Assets (current)	62.2	20.5	18.6
Non-current:
Pension and postretirement benefit costs	92.2	98.9	82.3
Cost of removal	135.4	130.6	81.2
Other	1.1	1.2	4.0
Total Regulatory Assets (non-current)	228.7	230.7	167.5
Total Regulatory Assets	$290.9	$251.2	$186.1
Regulatory Liabilities:
Current:
RSE adjustment	$1.2	$5.0	$2.9
Unbilled service margin	6.0	5.9	6.4
Refundable negative salvage	8.2	9.3	9.3
Other	2.4	2.5	2.5
Total Regulatory Liabilities (current)	17.8	22.7	21.1
Non-current:
Pension and postretirement benefit costs	27.0	28.9	27.2
Refundable negative salvage	4.1	9.4	9.3
Other	3.3	3.4	3.5
Total Regulatory Liabilities (non-current)	34.4	41.7	40.0
Total Regulatory Liabilities	$52.2	$64.4	$61.1
A portion of the Company’s and Laclede Gas’ regulatory assets are not earning a return, as shown in the table below:

	Spire			Laclede Gas
	June 30,	September 30,	June 30,	June 30,	September 30,	June 30,
	2017	2016	2016	2017	2016	2016
Future income taxes due from customers	$166.6	$151.3	$146.4	$166.6	$151.3	$146.4
Pension and postretirement benefit costs	231.0	240.6	203.8	231.0	240.6	203.8
Other	11.4	12.9	13.2	11.4	12.9	13.2
Total Regulatory Assets Not Earning a Return	$409.0	$404.8	$363.4	$409.0	$404.8	$363.4
Like all the Company’s regulatory assets, these regulatory assets are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and postretirement benefit costs could be as long as 20 years, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC. Alagasco does not have any regulatory assets that are not earning a return.

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
The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Laclede Gas, and $200.0 for Alagasco. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment. Spire may use its line to provide for the funding needs of various subsidiaries. Spire, Laclede Gas, and Alagasco expect to use the loan agreement for general corporate purposes, including short-term borrowings and letters of credit. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on June 30, 2017, total debt was 54% of total capitalization for the consolidated Company, 48% for Laclede Gas, and 29% for Alagasco.
On December 21, 2016, Spire established a commercial paper program (Program) pursuant to which Spire may issue short-term, unsecured commercial paper notes (Notes). Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $975.0. The Notes may have maturities of up to 365 days from date of issue. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, including to provide working capital for both utility and non-utility subsidiaries. As of June 30, 2017, Notes outstanding under the Program totaled $450.7. Of that amount, $260.2 and $114.9 were lent to Laclede Gas and Alagasco, respectively, at Spire’s cost.
On March 10, 2017, Spire redeemed in full at par its $250.0 floating rate notes due August 15, 2017, plus accrued and unpaid interest.
On March 15, 2017, Spire completed the issuance and sale of $100.0 in aggregate principal amount of Senior Notes due March 15, 2027. The notes bear interest at the rate of 3.93% per annum, payable semi-annually. The notes are senior unsecured obligations of the Company. Spire used the proceeds from the sale of the notes for the repayment of other debt.
In 2014, Spire issued 2.875 million equity units as a portion of the Alagasco acquisition financing. The equity units were originally issued at $50 per unit pursuant to the Purchase Contract and Pledge Agreement (purchase contract) dated as of June 11, 2014 between Spire and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary. These units consisted of $143.8 aggregate principal amount of 2014 Series A 2.00% remarketable junior subordinated notes due 2022 (the Junior Notes) and the purchase contract obligating the holder to purchase common shares at a future settlement date (set to be three years in the future and prior to the Junior Notes maturity). The equity unit investments were effectively replaced as planned in a series of transactions outlined below:

–
On February 22, 2017, the selling securityholders (as defined below) agreed to purchase the Junior Notes in connection with the remarketing of the junior subordinated notes that comprised a component of the equity units.

–
On the same day, Spire entered into two related agreements: (1) a Securities Purchase and Registration Rights Agreement (the SPRRA), among Spire and the several purchasers named therein (the selling securityholders), obligating the selling securityholders to sell the Junior Notes to Spire in exchange for $143.8 aggregate principal amount of Spire’s 3.543% Senior Notes due 2024 (the Senior Notes) and a cash payment, and (2) an underwriting agreement with the selling securityholders and the several underwriters named therein in connection with the public offering of $150.0 aggregate principal amount of Senior Notes consisting of $6.2 principal amount of the Senior Notes issued and sold by Spire and $143.8 principal amount of the Senior Notes sold by the selling securityholders. The SPRRA granted the selling securityholders the right to offer the Senior Notes to the public in secondary public offerings.

–
The public offering was completed on February 27, 2017. Spire used its net proceeds from its sale of the Senior Notes to repay short-term debt. Spire did not receive any proceeds from the sale of the Senior Notes by the selling securityholders.

–
On April 3, 2017, Spire settled the purchase contracts underlying its 2.875 million equity units by issuing approximately 2.5 million shares of its common stock at a purchase price of $57.3921 per share. Fractional shares were settled in cash at $67.50 per share. The purchase price was funded with the proceeds from the Junior Notes. Under the contract terms, the equity units were converted to common stock at the rate of 0.8712, with a corresponding adjustment to purchase price. Spire received net cash proceeds of approximately $142.0, which it used to repay short-term debt incurred the previous month to redeem the floating rate notes.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 6, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown below and classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of June 30, 2017, September 30, 2016, or June 30, 2016.

Classification of Estimated Fair Value
Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire

As of June 30, 2017
Cash and cash equivalents	$8.3	$8.3	$8.3	$—
Short-term debt	450.7	450.7	—	450.7
Long-term debt	1,925.3	2,033.0	—	2,033.0

As of September 30, 2016
Cash and cash equivalents	$5.2	$5.2	$5.2	$—
Short-term debt	398.7	398.7	—	398.7
Long-term debt, including current portion	2,070.7	2,257.1	—	2,257.1

As of June 30, 2016
Cash and cash equivalents	$4.9	$4.9	$4.9	$—
Short-term debt	97.6	97.6	—	97.6
Long-term debt	1,839.8	2,014.3	—	2,014.3
Laclede Gas

As of June 30, 2017
Cash and cash equivalents	$2.6	$2.6	$2.6	$—
Short-term debt	260.2	260.2	—	260.2
Long-term debt	804.5	883.9	—	883.9

As of September 30, 2016
Cash and cash equivalents	$2.1	$2.1	$2.1	$—
Short-term debt	243.7	243.7	—	243.7
Long-term debt	804.1	900.4	—	900.4

As of June 30, 2016
Cash and cash equivalents	$1.5	$1.5	$1.5	$—
Short-term debt	136.4	136.4	—	136.4
Long-term debt	803.9	901.8	—	901.8

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)

Alagasco

As of June 30, 2017
Cash and cash equivalents	$0.1	$0.1	$0.1	$—
Short-term debt	114.9	114.9	—	114.9
Long-term debt	247.7	267.6	—	267.6

As of September 30, 2016
Short-term debt	$82.0	$82.0	$—	$82.0
Long-term debt	247.6	275.5	—	275.5

As of June 30, 2016
Short-term debt	$37.8	$37.8	$—	$37.8
Long-term debt	247.6	272.5	—	272.5

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
Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using Over-the-Counter Bulletin Board (OTCBB), broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets and derivative instruments with settlement dates more than one year into the future. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of June 30, 2017, September 30, 2016 and June 30, 2016 consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2017
ASSETS
Gas Utility
US stock/bond mutual funds	$18.0	$4.1	$—	$—	$22.1
NYMEX/ICE natural gas contracts	1.9	—	—	(1.3)	0.6
Gasoline and heating oil contracts	0.1	—	—	—	0.1
Subtotal	20.0	4.1	—	(1.3)	22.8
Gas Marketing
NYMEX/ICE natural gas contracts	1.5	3.2	—	(2.6)	2.1
Natural gas commodity contracts	—	6.1	0.6	(1.7)	5.0
Total	$21.5	$13.4	$0.6	$(5.6)	$29.9
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$1.3	$—	$—	$(1.3)	$—
Gas Marketing
NYMEX/ICE natural gas contracts	0.8	1.8	—	(2.6)	—
Natural gas commodity contracts	—	6.7	—	(1.7)	5.0
Other
Interest rate swaps	—	(0.6)	—	—	(0.6)
Total	$2.1	$7.9	$—	$(5.6)	$4.4

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2016
ASSETS
Gas Utility
US stock/bond mutual funds	$16.8	$4.1	$—	$—	$20.9
NYMEX/ICE natural gas contracts	5.3	—	—	(0.4)	4.9
NYMEX gasoline and heating oil contracts	0.4	—	—	(0.3)	0.1
Subtotal	22.5	4.1	—	(0.7)	25.9
Gas Marketing
NYMEX/ICE natural gas contracts	0.4	3.4	—	(3.4)	0.4
Natural gas commodity contracts	—	8.7	0.2	(0.9)	8.0
Total	$22.9	$16.2	$0.2	$(5.0)	$34.3
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$1.6	$—	$—	$(1.6)	$—
OTCBB natural gas contracts	—	0.2	—	—	0.2
Subtotal	1.6	0.2	—	(1.6)	0.2
Gas Marketing
NYMEX/ICE natural gas contracts	3.5	1.6	—	(5.1)	—
Natural gas commodity contracts	—	2.6	—	(0.9)	1.7
Other
Interest rate swaps	—	3.0	—	—	3.0
Total	$5.1	$7.4	$—	$(7.6)	$4.9

As of June 30, 2016
ASSETS
Gas Utility
US stock/bond mutual funds	$16.4	$4.0	$—	$—	$20.4
NYMEX/ICE natural gas contracts	8.2	—	—	(3.1)	5.1
Subtotal	24.6	4.0	—	(3.1)	25.5
Gas Marketing
NYMEX/ICE natural gas contracts	0.6	5.5	—	(5.6)	0.5
Natural gas commodity contracts	—	6.3	0.3	(0.6)	6.0
Total	$25.2	$15.8	$0.3	$(9.3)	$32.0
LIABILITIES
Gas Utility
OTCBB natural gas contracts	$—	$0.6	$—	$—	$0.6
Subtotal	—	0.6	—	—	0.6
Gas Marketing
NYMEX/ICE natural gas contracts	6.5	2.5	—	(9.0)	—
Natural gas commodity contracts	—	3.4	—	(0.5)	2.9
Other
Interest Rate Swaps	—	4.0	—	—	4.0
Total	$6.5	$10.5	$—	$(9.5)	$7.5

Laclede Gas

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2017
ASSETS
US stock/bond mutual funds	$18.0	$4.1	$—	$—	$22.1
NYMEX/ICE natural gas contracts	1.9	—	—	(1.3)	0.6
NYMEX gasoline and heating oil contracts	0.1	—	—	—	0.1
Total	$20.0	$4.1	$—	$(1.3)	$22.8
LIABILITIES
NYMEX/ICE natural gas contracts	$1.3	$—	$—	$(1.3)	$—
Total	$1.3	$—	$—	$(1.3)	$—

As of September 30, 2016
ASSETS
US stock/bond mutual funds	$16.8	$4.1	$—	$—	$20.9
NYMEX/ICE natural gas contracts	5.3	—	—	(0.4)	4.9
NYMEX gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$22.4	$4.1	$—	$(0.7)	$25.8
LIABILITIES
NYMEX/ICE natural gas contracts	$1.6	$—	$—	$(1.6)	$—
OTCBB natural gas contracts	—	0.2	—	—	0.2
Total	$1.6	$0.2	$—	$(1.6)	$0.2

As of June 30, 2016
ASSETS
US stock/bond mutual funds	$16.4	$4.0	$—	$—	$20.4
NYMEX/ICE natural gas contracts	8.2	—	—	(3.1)	5.1
Total	$24.6	$4.0	$—	$(3.1)	$25.5
LIABILITIES
OTCBB natural gas contracts	$—	$0.6	$—	$—	$0.6
Total	$—	$0.6	$—	$—	$0.6
Alagasco
During the fiscal second quarter of 2016 Alagasco commenced a gasoline derivative program to stabilize the cost of fuel used in operations. As of June 30, 2017, September 30, 2016, and June 30, 2016, the fair value of related gasoline contracts was not significant.

7. CONCENTRATIONS OF CREDIT RISK
Other than in Spire Marketing, Spire has no significant concentrations of credit risk.
A significant portion of Spire Marketing’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, Spire Marketing may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry with whom it conducts both sales and purchases of natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in its accounts receivable attributable to energy producers and their marketing affiliates totaled $10.6 at June 30, 2017 ($5.6 reflecting netting arrangements). Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates were $63.8 at June 30, 2017 ($60.0 reflecting netting arrangements).
Spire Marketing also has concentrations of credit risk with certain individually significant counterparties and with pipeline companies associated with its natural gas receivable amounts. At June 30, 2017, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $30.7 ($29.0 reflecting netting arrangements). Four of these five counterparties are investment-grade rated companies. The fifth is not rated.

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
Alagasco has non-contributory, defined benefit, trusteed forms of pension plans covering the majority of its employees. Qualified plan assets are comprised of mutual and commingled funds consisting of US equities with varying strategies, global equities, alternative investments, and fixed income investments.

The net periodic pension cost included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Spire
Service cost – benefits earned during the period	$5.0	$3.8	$15.5	$11.5
Interest cost on projected benefit obligation	7.0	6.9	20.8	21.0
Expected return on plan assets	(9.4)	(8.6)	(29.0)	(26.3)
Amortization of prior service cost	0.2	0.1	0.7	0.3
Amortization of actuarial loss	3.0	1.9	9.6	5.9
Loss on lump-sum settlements	—	0.2	11.9	2.4
Special termination benefits	—	—	—	1.6
Subtotal	5.8	4.3	29.5	16.4
Regulatory adjustment	3.1	4.4	0.3	11.1
Net pension cost	$8.9	$8.7	$29.8	$27.5

Laclede Gas
Service cost – benefits earned during the period	$3.0	$2.5	$9.6	$7.5
Interest cost on projected benefit obligation	4.8	5.4	14.5	16.2
Expected return on plan assets	(6.8)	(6.7)	(21.2)	(20.1)
Amortization of prior service cost	0.2	0.1	0.7	0.3
Amortization of actuarial loss	2.5	1.9	8.2	5.9
Loss on lump-sum settlements	—	—	11.5	—
Special termination benefits	—	—	—	1.6
Subtotal	3.7	3.2	23.3	11.4
Regulatory adjustment	1.3	3.0	(4.5)	8.8
Net pension cost	$5.0	$6.2	$18.8	$20.2

Alagasco
Service cost – benefits earned during the period	$1.6	$1.3	$4.7	$4.0
Interest cost on projected benefit obligation	1.6	1.5	4.6	4.8
Expected return on plan assets	(1.8)	(1.9)	(5.4)	(6.2)
Amortization of actuarial loss	0.5	—	1.4	—
Loss on lump-sum settlements	—	0.2	0.4	2.4
Subtotal	1.9	1.1	5.7	5.0
Regulatory adjustment	1.6	1.4	4.3	2.3
Net pension cost	$3.5	$2.5	$10.0	$7.3
Pursuant to the provisions of the Missouri Utilities’ and Alagasco’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. In the quarter ended March 31, 2017, the Laclede Gas plan and one of the Alagasco plans met the criteria for settlement recognition, resulting in the remeasurement of the obligation of the plans using updated census data and assumptions for discount and mortality. The total lump-sum payments recognized as settlements for plan remeasurement were $36.3 and $1.9 for the Laclede plan and Alagasco plan, respectively. The lump-sum settlements resulted in losses of $11.5 and $0.4 for the Laclede plan and Alagasco plan, respectively. In the quarters ended March 31 and June 30, 2016, an Alagasco plan met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the Alagasco remeasurements totaled $12.6. The lump-sum settlement resulted in a loss of $2.2 and $0.2 in the quarters ended March 31 and June 30, 2016, respectively. In the quarter ended December 31, 2015, the Laclede Gas pension plans provided qualified employees with voluntary early retirement packages that qualified as special termination benefits, resulting in a charge of $1.6. All gains and losses on lump-sum settlements were recorded with a regulatory adjustment and did not impact income.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2017 contributions to Laclede Gas’ pension plans through June 30, 2017 were $22.5 to the qualified trusts and $0.2 to non-qualified plans. There were no fiscal 2017 contributions to the Alagasco pension plans through June 30, 2017.
Contributions to the Missouri Utilities’ pension plans for the remainder of fiscal 2017 are anticipated to be $6.5 to the qualified trusts and $0.4 to the non-qualified plans. No contributions to Alagasco’s pension plans are expected to be required for the remainder of fiscal 2017, but a voluntary contribution is likely in September.
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
Net periodic postretirement benefit cost for the Company consisted of the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Spire
Service cost – benefits earned during the period	$2.7	$2.7	$8.2	$8.2
Interest cost on accumulated postretirement benefit obligation	2.2	2.6	6.5	7.6
Expected return on plan assets	(3.5)	(3.3)	(10.3)	(10.1)
Amortization of prior service credit	—	0.1	—	0.2
Amortization of actuarial loss	0.6	0.9	1.8	2.7
Special termination benefits	—	—	—	2.6
Subtotal	2.0	3.0	6.2	11.2
Regulatory adjustment	(0.8)	(1.7)	(2.4)	(7.6)
Net postretirement benefit cost	$1.2	$1.3	$3.8	$3.6

Laclede Gas
Service cost – benefits earned during the period	$2.6	$2.6	$7.8	$7.9
Interest cost on accumulated postretirement benefit obligation	1.7	2.1	5.1	6.1
Expected return on plan assets	(2.3)	(2.1)	(6.8)	(6.4)
Amortization of prior service credit	0.1	0.1	0.2	0.2
Amortization of actuarial loss	0.6	1.0	1.9	2.9
Special termination benefits	—	—	—	2.6
Subtotal	2.7	3.7	8.2	13.3
Regulatory adjustment	(0.4)	(1.2)	(1.1)	(6.2)
Net postretirement benefit cost	$2.3	$2.5	$7.1	$7.1

Alagasco
Service cost – benefits earned during the period	$—	$0.1	$0.2	$0.3
Interest cost on accumulated postretirement benefit obligation	0.4	0.5	1.2	1.5
Expected return on plan assets	(1.1)	(1.2)	(3.3)	(3.7)
Amortization of prior service credit	(0.1)	—	(0.2)	—
Amortization of actuarial gain	—	(0.1)	(0.1)	(0.2)
Subtotal	(0.8)	(0.7)	(2.2)	(2.1)
Regulatory adjustment	(0.5)	(0.5)	(1.4)	(1.4)
Net postretirement benefit income	$(1.3)	$(1.2)	$(3.6)	$(3.5)

Missouri and Alabama state law provide for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. The Utilities have established Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi Trusts as external funding mechanisms. The assets of the VEBA and Rabbi Trusts consist primarily of money market securities and mutual funds invested in stocks and bonds. During the quarter ended December 31, 2015, the Laclede Gas postretirement plan offered qualified employees voluntary enhanced early retirement packages that resulted in a special termination benefits charge of $2.6.
The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Year-to-date contributions to the postretirement plans through June 30, 2017 totaled $8.8 for the Missouri Utilities. Contributions to the postretirement plans for the remainder of fiscal year 2017 are anticipated to be $5.1 to the qualified trusts and $0.4 paid directly to participants from the Missouri Utilities’ funds. For Alagasco, there were no contributions to the postretirement plans during the nine months of fiscal year 2017, and none are expected to be required for the remainder of the fiscal year.

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
Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Laclede Gas and from Laclede Gas to Spire Marketing, insurance services provided by Laclede Insurance Risk Services to Laclede Gas and Alagasco, and propane transportation services provided by Laclede Pipeline Company to Laclede Gas.
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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2017
Operating Revenues:
Revenues from external customers	$305.1	$17.9	$0.5	$—	$323.5
Intersegment revenues	1.5	—	1.6	(3.1)	—
Total Operating Revenues	306.6	17.9	2.1	(3.1)	323.5
Operating Expenses:
Gas Utility
Natural and propane gas	88.7	—	—	(12.0)	76.7
Operation and maintenance	101.9	—	—	(1.1)	100.8
Depreciation and amortization	38.4	—	—	—	38.4
Taxes, other than income taxes	30.5	—	—	—	30.5
Total Gas Utility Operating Expenses	259.5	—	—	(13.1)	246.4
Gas Marketing and Other	—	12.0	4.8	10.0	26.8
Total Operating Expenses	259.5	12.0	4.8	(3.1)	273.2
Operating Income (Loss)	$47.1	$5.9	$(2.7)	$—	$50.3
Net Economic Earnings (Loss)	$23.3	$2.3	$(4.0)	$—	$21.6

Three Months Ended June 30, 2016
Operating Revenues:
Revenues from external customers	$253.2	$(4.3)	$0.4	$—	$249.3
Intersegment revenues	0.1	6.6	0.5	(7.2)	—
Total Operating Revenues	253.3	2.3	0.9	(7.2)	249.3
Operating Expenses:
Gas Utility
Natural and propane gas	61.1	—	—	(7.0)	54.1
Operation and maintenance	91.9	—	—	(0.1)	91.8
Depreciation and amortization	34.2	—	—	—	34.2
Taxes, other than income taxes	27.4	—	—	—	27.4
Total Gas Utility Operating Expenses	214.6	—	—	(7.1)	207.5
Gas Marketing and Other	—	3.9	2.7	(0.1)	6.5
Total Operating Expenses	214.6	3.9	2.7	(7.2)	214.0
Operating Income (Loss)	$38.7	$(1.6)	$(1.8)	$—	$35.3
Net Economic Earnings (Loss)	$18.0	$1.8	$(5.2)	$—	$14.6

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2017
Operating Revenues:
Revenues from external customers	$1,419.1	$61.8	$1.1	$—	$1,482.0
Intersegment revenues	7.9	—	4.6	(12.5)	—
Total Operating Revenues	1,427.0	61.8	5.7	(12.5)	1,482.0
Operating Expenses:
Gas Utility
Natural and propane gas	578.8	—	—	(54.0)	524.8
Operation and maintenance	301.7	—	—	(3.1)	298.6
Depreciation and amortization	114.0	—	—	—	114.0
Taxes, other than income taxes	112.2	—	—	—	112.2
Total Gas Utility Operating Expenses	1,106.7	—	—	(57.1)	1,049.6
Gas Marketing and Other	—	58.9	9.1	44.6	112.6
Total Operating Expenses	1,106.7	58.9	9.1	(12.5)	1,162.2
Operating Income (Loss)	$320.3	$2.9	$(3.4)	$—	$319.8
Net Economic Earnings (Loss)	$187.3	$3.7	$(12.9)	$—	$178.1

Nine Months Ended June 30, 2016
Operating Revenues:
Revenues from external customers	$1,263.5	$(6.7)	$1.2	$—	$1,258.0
Intersegment revenues	2.0	29.8	1.4	(33.2)	—
Total Operating Revenues	1,265.5	23.1	2.6	(33.2)	1,258.0
Operating Expenses:
Gas Utility
Natural and propane gas	496.0	—	—	(32.3)	463.7
Operation and maintenance	278.4	—	—	(0.7)	277.7
Depreciation and amortization	101.5	—	—	—	101.5
Taxes, other than income taxes	99.5	—	—	—	99.5
Total Gas Utility Operating Expenses	975.4	—	—	(33.0)	942.4
Gas Marketing and Other	—	18.4	7.4	(0.2)	25.6
Total Operating Expenses	975.4	18.4	7.4	(33.2)	968.0
Operating Income (Loss)	$290.1	$4.7	$(4.8)	$—	$290.0
Net Economic Earnings (Loss)	$170.5	$4.5	$(11.8)	$—	$163.2

The Company’s total assets by segment were as follows:

	June 30,	September 30,	June 30,
	2017	2016	2016
Total Assets:
Gas Utility	$5,323.1	$5,184.7	$4,646.9
Gas Marketing	223.6	205.0	167.8
Other	2,171.8	1,836.6	1,592.6
Eliminations	(1,420.3)	(1,161.9)	(1,108.3)
Total Assets	$6,298.2	$6,064.4	$5,299.0

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net Income	$21.7	$10.7	$174.9	$158.4
Adjustments, pre-tax:
Unrealized (gain) loss on energy-related derivative contracts	(2.2)	4.9	3.2	2.9
Lower of cost or market inventory adjustments	—	(0.1)	—	0.6
Realized gain on economic hedges prior to sale of the physical commodity	—	(0.3)	(0.2)	(0.9)
Acquisition, divestiture and restructuring activities	1.9	1.8	2.1	5.1
Income tax effect of adjustments	0.2	(2.4)	(1.9)	(2.9)
Net Economic Earnings	$21.6	$14.6	$178.1	$163.2

10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2031, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2017 are estimated at approximately $1,311.6, $518.7, and $296.5 for the Company, Laclede Gas, and Alagasco, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.
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
Additionally, in correspondence dated November 30, 2016, Region 7 of the EPA has asserted that Laclede Gas is liable under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) for alleged coal gas waste contamination at a third site in the northern portion of the City on which Laclede Gas operated a MGP. Laclede Gas has not owned or operated the site (also known as Station “B”) for over 70 years. Laclede Gas and the site owner have met with the EPA and reviewed its assertions. Both Laclede and the site owner have notified EPA that the information and data provided by EPA to date does not rise to the level of documenting a threat to the public health or environment. As such, Laclede Gas is requesting more information from the EPA, some of which will also be utilized to identify other former owners and operators of the site that could be added as PRPs. To date, Laclede has not received a response from the EPA.
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
Alagasco
Alagasco is in the chain of title of nine former MGP sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. As of June 30, 2017, Alagasco does not foresee a probable or reasonably estimable loss associated with these nine former MGP sites. Alagasco and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial condition or results of operations.
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
Mobile Gas
Mobile Gas is in the chain of title of one former MGP site which it still owns in Mobile, Alabama. On September 15, 2010, Mobile Gas filed an application to enroll the site into the Alabama Department of Environmental Management’s (ADEM) Voluntary Cleanup Program (VCP). This application was accepted by ADEM on November 16, 2010. Investigation and testing have been completed. Mobile Gas received an approved remediation plan from ADEM and the remedial actions taken under the plan were completed by June 30, 2017. Mobile Gas and the Company do not expect potential liabilities that may arise from remediating this site to have a material impact on their future financial condition or results of operations.
Since April 2012, a total of 14 lawsuits have been filed against Mobile Gas in Mobile County Circuit Court alleging that in the first half of 2008, Mobile Gas spilled tert-butyl mercaptan, an odorant added to natural gas for safety reasons, in Eight Mile, Alabama. Eleven of the lawsuits have been settled. The remaining three lawsuits, which include approximately 270 individual plaintiffs, allege nuisance, fraud and negligence causes of actions, and seek unspecified compensatory and punitive damages. A claim has been made against the insurance carriers requesting reimbursement for costs accrued in respect to this spill, and a related receivable has been recorded. The Company does not expect potential liabilities that may arise from these lawsuits to have a material impact on its future financial condition or results of operations.

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

SPIRE
Net Income and Net Economic Earnings
The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share**
Three Months Ended June 30, 2017
Net Income (Loss) (GAAP)	$23.0	$3.7	$(5.0)	$21.7	$0.45
Adjustments, pre-tax:
Unrealized loss (gain) on energy-related derivatives	0.1	(2.3)	—	(2.2)	(0.05)
Acquisition, divestiture and restructuring activities	0.2	—	1.7	1.9	0.04
Income tax effect of adjustments*	—	0.9	(0.7)	0.2	—
Net Economic Earnings (Loss) (Non-GAAP)**	$23.3	$2.3	$(4.0)	$21.6	$0.44

Three Months Ended June 30, 2016
Net Income (Loss) (GAAP)	$17.9	$(1.0)	$(6.2)	$10.7	$0.24
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	—	4.9	—	4.9	0.11
Lower of cost or market inventory adjustments	—	(0.1)	—	(0.1)	—
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.3)	—	(0.3)	(0.01)
Acquisition, divestiture and restructuring activities	0.2	—	1.6	1.8	0.04
Income tax effect of adjustments*	(0.1)	(1.7)	(0.6)	(2.4)	(0.06)
Weighted average shares adjustment	—	—	—	—	0.01
Net Economic Earnings (Loss) (Non-GAAP)**	$18.0	$1.8	$(5.2)	$14.6	$0.33

*	Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**
Fiscal 2016 net economic earnings per share exclude the impact of the May 2016 equity issuance to fund a portion of the EnergySouth acquisition. The weighted average diluted shares used in the net economic earnings per share calculation for the three months ended June 30, 2016 was 43.5 million compared to 44.6 million in the GAAP diluted EPS calculation. Fiscal 2017 net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted EPS calculation.

Consolidated
Spire’s net income was $21.7 for the three months ended June 30, 2017, compared with $10.7 for the three months ended June 30, 2016. Basic and diluted earnings per share for the three months ended June 30, 2017 were $0.45, compared with basic and diluted earnings per share of $0.24, for the three months ended June 30, 2016. Net income increased $11.0 due to the $5.1 increase in Utilities earnings combined with the $4.7 earnings increase in Gas Marketing and $1.2 lower expenses in Other. Spire’s net economic earnings were $21.6 ($0.44 per diluted share) for the three months ended June 30, 2017, an increase of $7.0 from the $14.6 ($0.33 per diluted share) reported for the same period last year. The increase in net economic earnings is primarily attributable to stronger results delivered by the Gas Utility segment, as described below. Net economic earnings per share reflects the 2,185,000 shares issued in May 2016 to help finance the EnergySouth acquisition and the 2,504,700 shares issued on April 3, 2017 resulting from the conversion of equity units issued in 2014.
Gas Utility
For the three months ended June 30, 2017, Gas Utility net income and net economic earnings increased $5.1 and $5.3, respectively, versus the prior-year quarter, primarily due to growth in net income at both Alagasco (up $3.4) and the Missouri Utilities (up $1.6). Alagasco’s net income increase was driven by a $6.7 increase in contribution margin, primarily the result of favorable regulatory adjustments, and was offset by higher depreciation expense and income taxes.

Gas Marketing
The Gas Marketing segment reported net income totaling $3.7 for the three months ended June 30, 2017, versus a net loss of $1.0 in the prior-year quarter. Net economic earnings for the quarter increased $0.5 compared with the prior-year period. The primary driver of the increase in net income was favorable fair value mark-to-market adjustments, while both net income and net economic earnings benefited from increased value from spreads and asset optimization in the current year quarter versus the prior-year quarter.
Operating Revenues and Operating Expenses
Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2017
Operating Income (Loss)	$47.1	$5.9	$(2.7)	$—	$50.3
Operation and maintenance expenses	101.9	1.5	4.5	(1.3)	106.6
Depreciation and amortization	38.4	0.1	0.1	—	38.6
Taxes, other than income taxes	30.5	0.1	0.1	—	30.7
Less: Gross receipts tax expense	(17.3)	—	—	—	(17.3)
Contribution Margin (Non-GAAP)	200.6	7.6	2.0	(1.3)	208.9
Natural and propane gas costs	88.7	10.3	0.1	(1.8)	97.3
Gross receipts tax expense	17.3	—	—	—	17.3
Operating Revenues	$306.6	$17.9	$2.1	$(3.1)	$323.5

Three Months Ended June 30, 2016
Operating Income (Loss)	$38.7	$(1.6)	$(1.8)	$—	$35.3
Operation and maintenance expenses	91.9	1.1	2.6	(0.3)	95.3
Depreciation and amortization	34.2	0.1	0.1	—	34.4
Taxes, other than income taxes	27.4	0.2	—	—	27.6
Less: Gross receipts tax expense	(15.3)	—	—	—	(15.3)
Contribution Margin (Non-GAAP)	176.9	(0.2)	0.9	(0.3)	177.3
Natural and propane gas costs	61.1	2.5	—	(6.9)	56.7
Gross receipts tax expense	15.3	—	—	—	15.3
Operating Revenues	$253.3	$2.3	$0.9	$(7.2)	$249.3
Consolidated
As shown in the table above, Spire reported an operating revenue increase 0f $74.2 for the three months ended June 30, 2017 compared with the same period last year, with increases in both Gas Utility and Gas Marketing. Spire’s contribution margin increased $31.6 compared with last year due to increases in the Gas Utility segment reflecting $12.6 from the EnergySouth acquisition and an increase of $6.7 from Alagasco and $4.4 from the Missouri Utilities. The Gas Marketing contribution margin increase of $7.8 stemmed from favorable fair value mark-to-market adjustments and higher storage optimization. Depreciation and amortization expenses were up in the Gas Utility segment, reflecting the EnergySouth acquisition and higher overall capital investments. Operation and maintenance (O&M) expenses in the quarter were $10.0 higher than the prior-year quarter, due to $7.8 in additional costs resulting from the EnergySouth acquisition and $2.8 higher expenses in the Missouri Utilities offsetting slightly lower costs at Alagasco. These fluctuations are described in more detail below.

Gas Utility
Operating Revenues – Gas Utility operating revenues for the three months ended June 30, 2017 were $306.6, or $53.3 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

EnergySouth acquisition	$17.6
Missouri Utilities – Higher PGA gas cost recoveries	12.2
Alagasco – Higher GSA gas cost recoveries	11.2
Alagasco – Lower Rate Stabilization and Equalization (RSE) revenue reduction and higher Cost Control Mechanism (CCM) benefit	5.0
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	4.0
Missouri Utilities – Off-system sales and capacity release	2.8
Missouri Utilities and Alagasco – Higher gross receipt taxes	1.6
Missouri Utilities and Alagasco – Weather / volumetric usage	(2.0)
All other factors	0.9
Total Variation	$53.3
As shown, the increase was primarily attributable to higher revenues reflecting the EnergySouth acquisition, higher gas cost recoveries of $23.4 between the Alagasco and Missouri Utilities, higher ISRS charges within the Missouri Utilities, and the adjustments under the Alabama RSE rate-setting mechanism.
Contribution Margin – Gas Utility contribution margin was $200.6 for the three months ended June 30, 2017, a $23.7 increase over the same period last year. The net increase was attributable to the following factors:

EnergySouth contribution margin	$12.6
Alagasco – Lower RSE revenue adjustment and higher CCM benefit	5.0
Missouri Utilities – Higher ISRS	4.0
Missouri Utilities – Weather / volumetric usage	(1.7)
Missouri Utilities – Customer growth	1.0
All other factors	2.8
Total Variation	$23.7
As shown, the increase in contribution margin was primarily attributable to the margin contributed by the EnergySouth acquisition, the positive impacts of higher ISRS at the Missouri Utilities, and the favorable regulatory adjustments for Alagasco in the current quarter. These favorable impacts more than offset the effect of warmer weather. The Missouri Utilities experienced significantly milder weather this quarter with degree days 22% warmer than normal and 10% warmer than the prior year. In the Alagasco territory, weather was 30% warmer than normal this year, and 3% warmer than in the prior year.
Operating Expenses – Depreciation and amortization expenses for the three months ended June 30, 2017 increased $4.2 from last year, primarily due to $2.6 from the EnergySouth acquisition and higher levels of capital expenditures by the Missouri Utilities and Alagasco. O&M expenses for the three months ended June 30, 2017 were $10.0 higher than the same period in the prior year, largely due to the $7.8 attributable to the EnergySouth acquisition and a $2.8 increase at the Missouri Utilities more than offsetting the slight decline at Alagasco. The Missouri Utilities’ O&M expense increase was driven primarily by increased employee-related costs and higher professional services and fees.
Gas Marketing
Operating Revenues – Operating revenues increased $15.6 versus the prior-year period as a result of higher total volume and general pricing levels, along with the effect of changes in trading activities. Under GAAP, revenues associated with trading activities are presented net of related costs. Average pricing for the three months ended June 30, 2017 was approximately $2.927/MMBtu versus approximately $2.031/MMBtu for the quarter ended June 30, 2016.
Contribution Margin – Gas Marketing contribution margin during the three months ended June 30, 2017 increased $7.8 from the same period last year. The increase in contribution margin is primarily due to greater spreads and increased asset optimization in the current-year quarter versus the prior year.

Interest Charges
Consolidated interest charges during the three months ended June 30, 2017 increased by $2.0 from the same period last year. The increase was primarily driven by the debt incurred and assumed as a result of the EnergySouth acquisition, combined with marginally higher interest rates on the senior notes issued in March of this year that were used to retire $250.0 of floating rate debt. For the three months ended June 30, 2017 and 2016, average short-term borrowings were $428.2 and $208.5, respectively, and the average interest rates on these borrowings were 1.3% and 0.9%, respectively.
Income Taxes
Consolidated income tax expense during the three months ended June 30, 2017 was $1.9 higher versus the prior-year quarter primarily as a result of higher pre-tax book income.
LACLEDE GAS

	Three Months Ended June 30,
	2017	2016
Operating Income	$30.5	$29.4
Operation and maintenance expenses	61.2	58.4
Depreciation and amortization	23.2	22.3
Taxes, other than income taxes	21.7	21.2
Less: Gross receipts tax expense	(12.4)	(11.5)
Contribution Margin (non-GAAP)	124.2	119.8
Natural and propane gas costs	61.9	48.0
Gross receipts tax expense	12.4	11.5
Operating Revenues	$198.5	$179.3
Net Income	$15.5	$13.9
Operating revenues for the three months ended June 30, 2017 increased $19.2 from the same period last year primarily due to $12.2 higher gas cost recoveries, a $4.0 increase in ISRS charges and $2.8 in higher off-system sales that was only partly offset by a $2.0 negative impact of warmer weather. Contribution margin for the three months ended June 30, 2017 increased $4.4 from the same period last year, largely due to the $4.0 increase in ISRS charges and the off-system sales impact, partly offset by a $1.7 impact of warmer than normal weather. O&M expenses for the three months ended June 30, 2017 increased $2.8, largely attributable to higher employee-related costs and higher professional services and fees. Depreciation and amortization increased $0.9 in the current quarter versus the prior-year quarter due to higher capital investments. Resulting net income for the three months ended June 30, 2017 increased $1.6 from the same period last year.
Temperatures in Laclede Gas’ service areas during the three months ended June 30, 2017 were 10% warmer than the same period last year, resulting in lower usage on a year-over-year comparative basis. Further, temperatures versus normal (the basis of Laclede Gas’ rate design) were 22% warmer, which continued to constrain margins. The Missouri Utilities’ total system therms sold and transported were 236.6 million for the three months ended June 30, 2017, compared with 237.3 million for the same period last year. Total off-system therms sold and transported were 14.4 million for the three months ended June 30, 2017, compared with 15.5 million for the same period last year.

ALAGASCO

	Three Months Ended June 30,
	2017	2016
Operating Income	$15.5	$9.3
Operation and maintenance expenses	32.9	33.5
Depreciation and amortization	12.6	11.9
Taxes, other than income taxes	7.0	6.2
Less: Gross receipts tax expense	(4.2)	(3.8)
Contribution Margin (Non-GAAP)	63.8	57.1
Natural and propane gas costs	22.5	13.1
Gross receipts tax expense	4.2	3.8
Operating Revenues	$90.5	$74.0
Net Income	$7.4	$4.0
Operating revenues for the three months ended June 30, 2017 increased $16.5 from the same period last year. The change was principally driven by an $11.2 increase in gas cost recoveries and a higher net increase to revenue due to RSE and CCM adjustments in the current year versus the prior year. Contribution margin increased $6.7, primarily due to the net increase to revenue related to RSE and CCM adjustments of $5.0. Depreciation and amortization expenses for the three months ended June 30, 2017 were slightly higher than the same period last year. O&M expenses were $0.6 lower, primarily due to lower employee-related costs. Net income during the three months ended June 30, 2017 increased $3.4 from the same period last year, primarily due to the higher contribution margins, offset partly by higher income tax expense.
Temperatures in Alagasco’s service area during the three months ended June 30, 2017 were 3% warmer than a year ago, and 30% above normal. Alagasco’s total system therms sold and transported were 204.1 million for the three months ended June 30, 2017, compared with 191.3 million for the same period last year.
For further information on the GSA, CCM and RSE mechanisms, please see Note 1, Summary of Significant Accounting Policies, and Note 15, Regulatory Matters, of Alagasco’s Annual Report on Form 10-K for the year ended September 30, 2016.

NINE MONTHS ENDED JUNE 30, 2017
SPIRE
Net Income and Net Economic Earnings
The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share**
Nine Months Ended June 30, 2017
Net Income (Loss) (GAAP)	$187.0	$1.9	$(14.0)	$174.9	$3.75
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	0.1	3.1	—	3.2	0.07
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.2)	—	(0.2)	—
Acquisition, divestiture and restructuring activities	0.3	—	1.8	2.1	0.04
Income tax effect of adjustments*	(0.1)	(1.1)	(0.7)	(1.9)	(0.04)
Net Economic Earnings (Loss) (Non-GAAP)	$187.3	$3.7	$(12.9)	$178.1	$3.82

Nine Months Ended June 30, 2016
Net Income (Loss) (GAAP)	$169.6	$2.8	$(14.0)	$158.4	$3.60
Adjustments, pre-tax:
Unrealized (gain) loss on energy-related derivatives	(0.1)	3.0	—	2.9	0.07
Lower of cost or market inventory adjustments	—	0.6	—	0.6	0.01
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.9)	—	(0.9)	(0.02)
Acquisition, divestiture and restructuring activities	1.6	—	3.5	5.1	0.12
Income tax effect of adjustments*	(0.6)	(1.0)	(1.3)	(2.9)	(0.07)
Weighted average shares adjustment	—	—	—	—	0.03
Net Economic Earnings (Loss) (Non-GAAP)	$170.5	$4.5	$(11.8)	$163.2	$3.74

*	Income taxes are calculated by applying applicable federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**
Fiscal 2016 net economic earnings per share exclude the impact of the May 2016 equity issuance to fund a portion of the EnergySouth acquisition. The weighted average diluted shares used in the net economic earnings per share calculation for the nine months ended June 30, 2016 was 43.5 million compared to 43.8 million in the GAAP diluted EPS calculation. Fiscal 2017 net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted EPS calculation.

Consolidated
Spire’s net income was $174.9 for the nine months ended June 30, 2017, compared with $158.4 for the nine months ended June 30, 2016. Basic and diluted earnings per share for the nine months ended June 30, 2017 were $3.76 and $3.75, respectively, compared with basic and diluted earnings per share of $3.62 and $3.60, respectively, for the nine months ended June 30, 2016. Net income increased $16.5, driven by $17.4 higher income in the Gas Utility segment more than offsetting the decline of $0.9 experienced by Gas Marketing. Net economic earnings were $178.1 ($3.82 per diluted share) for the nine months ended June 30, 2017, up from $163.2 ($3.74 per diluted share) for the same period last year, as improvements for Gas Utility more than offset the $0.8 net economic earnings decline experienced by Gas Marketing. These fluctuations are described in more detail below.
Gas Utility
Gas Utility net income and net economic earnings increased by $17.4 and $16.8, respectively, for the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016. As discussed in more detail below, improvements in both measures were primarily due to the inclusion of EnergySouth results in the current year, improvements in results at the Missouri Utilities and Alagasco, offset by milder weather.

Gas Marketing
The Gas Marketing segment reported net income totaling $1.9 for the nine months ended June 30, 2017, versus net income of $2.8 during the same period last year due to lower storage optimization and price volatility in the current year, primarily the result of an extremely warm winter. Net economic earnings for the nine months ended June 30, 2017 were $3.7, a decrease of $0.8 from the same period last year due to the timing of storage optimization.
Operating Revenues and Operating Expenses
Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2017
Operating Income (Loss)	$320.3	$2.9	$(3.4)	$—	$319.8
Operation and maintenance expenses	301.7	4.4	8.4	(3.9)	310.6
Depreciation and amortization	114.0	0.1	0.3	—	114.4
Taxes, other than income taxes	112.2	0.3	0.2	—	112.7
Less: Gross receipts tax expense	(70.4)	(0.1)	—	—	(70.5)
Contribution Margin (Non-GAAP)	777.8	7.6	5.5	(3.9)	787.0
Natural and propane gas costs	578.8	54.1	0.2	(8.6)	624.5
Gross receipts tax expense	70.4	0.1	—	—	70.5
Operating Revenues	$1,427.0	$61.8	$5.7	$(12.5)	$1,482.0

Nine Months Ended June 30, 2016
Operating Income (Loss)	$290.1	$4.7	$(4.8)	$—	$290.0
Operation and maintenance expenses	278.4	4.1	7.1	(0.9)	288.7
Depreciation and amortization	101.5	0.1	0.4	—	102.0
Taxes, other than income taxes	99.5	0.3	(0.1)	—	99.7
Less: Gross receipts tax expense	(65.0)	(0.1)	—	—	(65.1)
Contribution Margin (Non-GAAP)	704.5	9.1	2.6	(0.9)	715.3
Natural and propane gas costs	496.0	13.9	—	(32.3)	477.6
Gross receipts tax expense	65.0	0.1	—	—	65.1
Operating Revenues	$1,265.5	$23.1	$2.6	$(33.2)	$1,258.0
Consolidated
As shown in the table above, Spire’s operating revenues for the nine months ended June 30, 2017 increased at both Gas Utility and Gas Marketing. The Gas Utility increase was due principally to the current year revenues relating to the EnergySouth acquisition and higher revenues at the Missouri Utilities and Alagasco. The Gas Marketing increase was due to the impact of higher prices and volumes. Spire’s contribution margin increased $71.7 compared with the same nine-month period last year due primarily to Gas Utility growth attributable to the EnergySouth acquisition ($59.5), the Missouri Utilities (up $10.6) and Alagasco (up $3.2), partially offset by a $1.5 decrease from Gas Marketing. Depreciation and amortization expenses were higher in the Gas Utility segment, due to the EnergySouth acquisition and higher capital investments in both the Missouri Utilities and Alagasco. O&M expenses increased, primarily due to the expenses associated with the EnergySouth acquisition. These fluctuations are described in more detail below.

Gas Utility
Operating Revenues – Gas Utility operating revenues for the nine months ended June 30, 2017 were $1,427.0, or $161.5 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

EnergySouth acquisition	$81.7
Missouri Utilities – Higher PGA gas cost recoveries	40.6
Alagasco – Higher GSA gas cost recoveries	30.2
Missouri Utilities – Off-system sales, capacity release	17.4
Missouri Utilities – Higher ISRS	10.8
Alagasco – Lower RSE revenue reduction and higher CCM benefit	10.8
Missouri Utilities and Alagasco – Higher gross receipt taxes	3.1
Missouri Utilities and Alagasco – Weather / volumetric usage	(33.0)
All other factors	(0.1)
Total Variation	$161.5
As shown, the increase was primarily attributable to the EnergySouth acquisition, higher PGA and GSA gas cost recoveries, higher ISRS charges within the Missouri Utilities, and favorable regulatory adjustments at Alagasco. These favorable revenue drivers were offset partly by the impact of warmer weather.
Contribution Margin – Gas Utility contribution margin was $777.8 for the nine months ended June 30, 2017, a $73.3 increase over the same period last year. The increase was attributable to the following factors:

EnergySouth acquisition	$59.5
Missouri Utilities – Higher ISRS	10.8
Alagasco – Lower RSE revenue reduction and higher CCM benefit	10.8
Missouri Utilities – Higher off-system sales	1.1
Missouri Utilities and Alagasco – Weather / volumetric usage	(10.3)
All other factors	1.4
Total Variation	$73.3
The negative contribution impact that resulted from the warmer weather in the current year was mitigated by the inclusion of EnergySouth results in the current year, favorable impacts from the Missouri Utilities’ ISRS charges, and Alagasco’s favorable RSE and CCM adjustments.
Operating Expenses – Depreciation and amortization expenses for the nine months ended June 30, 2017 increased $12.5 from the same period last year, with $7.9 attributable to the EnergySouth acquisition and the remainder due to higher levels of capital investment over the past year at both the Missouri Utilities and Alagasco. O&M expenses for the nine months ended June 30, 2017 increased $23.3 from last year, as the inclusion of $26.9 of EnergySouth expenses and a slight $0.5 increase at the Missouri Utilities offset $4.1 lower O&M expenses at Alagasco. The constrained expense growth at the Missouri Utilities and expense reductions at Alagasco were partially attributable to the warmer weather, with lower employee-related expenses at both the Missouri and Alabama Utilities in the current year only being partly offset by higher property tax expense at the Missouri Utilities.
Gas Marketing
Operating Revenues – Gas Marketing operating revenues during the nine months ended June 30, 2017 increased $38.7 from the same period last year, principally due to higher total volume and general pricing levels, along with the effect of changes in trading activities. Overall commodity pricing in the current year was $0.836/MMBtu higher than the prior year.
Contribution Margin – Gas Marketing contribution margin during the nine months ended June 30, 2017 decreased $1.5 from the same period last year. The decrease is primarily due to lower storage optimization. These negative impacts were only partially offset by the favorable impact of higher overall volumes and increased asset optimization.
Interest Charges
Consolidated interest charges during the nine months ended June 30, 2017 were $8.5 higher than the same period last year. The increase was primarily driven by debt incurred and assumed as a result of the EnergySouth acquisition, combined with marginally higher interest rates on floating rate debt in the first six months of the year and higher interest rates on the senior notes issued in March of this year that were used to retire the $250.0 of floating rate debt. Also, for the nine months ended June 30, 2017 and 2016, average short-term borrowings were $477.6 and $297.9, respectively, and the average interest rates on these borrowings were 1.2% and 0.9%, respectively.
Income Taxes
Consolidated income tax expense during the nine months ended June 30, 2017 increased $6.6 from the same period last year primarily as a result of higher pre-tax book income. The effective tax rate for the current year of 32.5% is slightly less than the 32.9% rate for the prior year.
LACLEDE GAS

	Nine Months Ended June 30,
	2017	2016
Operating Income	$185.2	$181.5
Operation and maintenance expenses	179.2	178.7
Depreciation and amortization	68.9	66.0
Taxes, other than income taxes	81.6	76.4
Less: Gross receipts tax expense	(51.4)	(49.7)
Contribution Margin (Non-GAAP)	463.5	452.9
Natural and propane gas costs	494.4	440.6
Gross receipts tax expense	51.4	49.7
Operating Revenues	$1,009.3	$943.2
Net Income	$110.5	$107.6
Operating revenues during the nine months ended June 30, 2017 increased $66.1 from the same period last year primarily due to $40.6 higher wholesale gas costs passed on to customers, off-system sales of $17.4, ISRS charge increases of $10.8, offset primarily by the $5.0 decrease related to the current year’s warmer weather. Contribution margin increased $10.6 primarily due to the $10.8 higher ISRS charges being slightly offset by the negative weather impact. O&M expenses during the nine months ended June 30, 2017 increased $0.5 from the same period last year, and depreciation increased by $2.9 due to continuing increases in the levels of capital investment. The increase in O&M expenses was driven by bad debts and higher property taxes, partly offset by lower employee-related costs. Net income increased $2.9, primarily due to the factors discussed above.
Temperatures in Laclede Gas’ service areas during the nine months ended June 30, 2017 were 1% lower than the same period last year, and 20% warmer than normal. The Missouri Utilities’ total system therms sold and transported were 1,488.2 million for the nine months ended June 30, 2017 compared with 1,490.4 million for the same period last year, including a 6.1 million decrease in off-system sales. Total off-system therms sold and transported were 173.9 million for the nine months ended June 30, 2017, compared with 180.0 million for the same period last year.

ALAGASCO

	Nine Months Ended June 30,
	2017	2016
Operating Income	$114.2	$108.6
Operation and maintenance expenses	95.6	99.7
Depreciation and amortization	37.2	35.5
Taxes, other than income taxes	23.9	23.1
Less: Gross receipts tax expense	(16.1)	(15.3)
Contribution Margin (Non-GAAP)	254.8	251.6
Natural and propane gas costs	65.1	55.4
Gross receipts tax expense	16.1	15.3
Operating Revenues	$336.0	$322.3
Net Income	$65.3	$62.0

Operating revenues for the nine months ended June 30, 2017 increased $13.7 from the same period last year. The primary drivers were $30.2 in higher GSA gas cost recoveries and a $10.8 benefit to revenue due to RSE and CCM adjustments in the current year, offset by a $28.0 impact due to weather and lower base rates for revenue and margin. Contribution margin increased $3.2 versus the prior period, primarily the result of the $10.8 beneficial RSE adjustments offsetting the $7.6 reduction resulting from the warmer weather and lower base rates for margin, and gas cost recovery. O&M expenses for the nine months ended June 30, 2017 decreased $4.1 from the same period last year primarily driven by decreases in employee-related expenses. Net income for the nine months ended June 30, 2017 was $3.3 higher than the same period last year due to the higher contribution margin and lower O&M expenses, offset partly by higher income taxes.
Temperatures in Alagasco’s service area during the nine months ended June 30, 2017 were 15% warmer than the same period last year and 35% warmer than normal. Alagasco’s total system therms sold and transported were 704.3 million for the nine months ended June 30, 2017, compared with 673.7 million for the same period last year.
For further information on the GSA, CCM and RSE mechanisms, please see Note 1, Summary of Significant Accounting Policies, and Note 3, Regulatory Matters, of Alagasco’s Annual Report on Form 10-K for the year ended September 30, 2016.

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
Laclede Gas
On May 19, 2016, the MoPSC approved an incremental ISRS amount of $5.4 for Laclede Gas’ eastern Missouri service territory and $3.6 for MGE, effective May 31, 2016. On June 30, 2016, the Missouri Office of the Public Counsel (OPC) filed an appeal to Missouri’s Western District Court of Appeals of the MoPSC’s decision permitting Laclede Gas to update its ISRS applications during the pendency of the case. On March 28, 2017, the Court affirmed the MoPSC’s decision approving Laclede Gas’ ISRS update process. On June 27, 2017, the Missouri Supreme Court declined to hear the case, bringing the appeal to conclusion.

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
On February 3, 2017, Laclede Gas filed to increase its ISRS revenues, by $3.3 for Laclede Gas’ eastern Missouri service territory and $2.9 for MGE, related to ISRS investments from November 2016 through February 2017. Following the submission of updated information, on April 4, 2017 MoPSC staff submitted its recommendation for an increase in rates of $3.1 for Laclede Gas’ eastern Missouri service territory and $3.0 for MGE, for a cumulative of $32.6 and $16.4, respectively. On that same date, the OPC again raised an objection to the ISRS eligibility of replacing plastic portions of main interspersed within cast iron main. On April 18, 2017, the parties filed with the MoPSC a unanimous stipulation and agreement proposing to apply the judicial outcome of the OPC’s March 3, 2017 appeal on the plastics issue to both the ISRS cases on appeal and the current ISRS cases. The agreement was approved by the MoPSC on April 26, 2017. ISRS rates for each of the two service territories were increased by the MoPSC staff-recommended amounts, effective June 1, 2017.
On April 15, 2015, Laclede Gas applied to the MoPSC for a new authorization of long-term financing in the amount of $550.0. On February 10, 2016, the MoPSC issued an order, by a 3-2 vote, authorizing Laclede Gas financing authority of $300.0 for long-term financings placed any time before September 30, 2018. Laclede Gas filed an application for rehearing, which was denied on March 9, 2016. On March 31, 2016, Laclede Gas filed an appeal with Missouri’s Western District Court of Appeals concerning this matter. The parties filed briefs and oral arguments were heard on November 17, 2016. On May 30, 2017, Missouri’s Western District Court of Appeals issued a decision upholding the MoPSC’s February 10, 2016 Order granting Laclede Gas $300.0 million. On July 5, 2017, the Court denied Laclede Gas’ request to transfer the case to the Missouri Supreme Court. Laclede Gas’ appeal directly to the Missouri Supreme Court is pending. Laclede Gas has not yet issued securities under this authorization, but on March 20, 2017, Laclede Gas entered into a bond purchase agreement for $170.0 that will be funded prior to September 15, 2017, and applied against the $300.0 authorization.
On April 11, 2017, both Laclede Gas’ eastern and western Missouri service territories filed for a general rate case, and did so concurrently as agreed to in GM-2013-0254, as part of the acquisition of MGE by Laclede Gas. The request for Laclede Gas’ eastern Missouri territory represents a net rate increase of $25.5. With the $32.6 already being billed in ISRS, the total base rate increase request was $58.1. For the western Missouri territory, MGE’s request represents a net rate increase of $34.0. With the $16.4 already being billed in ISRS, the total base rate increase request was $50.4. The rates were premised upon a 10.35% ROE and the details of the filing can be found in GR-2017-0215 for the eastern Missouri territory, and GR-2017-0216 for the western Missouri territory. An evidentiary hearing has been set for December 4 through 15, 2017, with a MoPSC decision expected by February 2018. Missouri statutes require new rates to be effective within 11 months of the filing, or by March 11, 2018.
Alagasco
Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Alagasco’s current RSE order has a term extending beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with law. In the event of unforeseen circumstances, whether physical or economic, of the nature of force majeure and including a change in control, the APSC and Alagasco will consult in good faith with respect to modifications, if any. Effective January 1, 2014, Alagasco’s allowed range of return on average common equity is 10.5% to 10.95% with an adjusting point of 10.8%. Alagasco is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. The RSE reduction for the July 31, 2016 quarterly point of test was $4.8 and went into effect October 1, 2016, and for the quarterly point of test at September 30, 2016, Alagasco recorded a $2.7 RSE reduction effective December 1, 2016. As part of the annual update for RSE, on November 30, 2016, Alagasco filed a reduction for rate year 2017 of

$2.5 that also became effective December 1, 2016. There was no RSE reduction for the January 31, 2017 and April 30, 2017 points of test. As of June 30, 2017, Alagasco recorded an estimated $1.5 RSE reduction to operating revenues to bring the expected rate of return on average common equity at the end of the year to within the allowed range of return.
The inflation-based Cost Control Mechanism (CCM), established by the APSC, allows for annual increases to O&M expense, with savings below a defined level shared 50/50 with the customer and three-quarters of costs above a defined level returned to customers (see the 2016 Form 10-K for more detail). For GAAP purposes, as of June 30, 2017, Alagasco had accrued an estimated CCM benefit of $7.7 for nine months of Rate Year 2017.
On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability recorded for Alagasco. Refunds from such negative salvage liability will be passed back to eligible customers on a declining basis through lower tariff rates through rate year 2019 pursuant to the terms of the Negative Salvage Rebalancing (NSR) rider (see the 2016 Form 10-K for more detail). For the period December 1, 2016 through June 30, 2017, $6.3 of the customer refund has been returned to customers. As of June 30, 2017, $12.3 is remaining to be refunded to customers.
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

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Laclede Gas’, and Alagasco’s Annual Reports on Form 10-K for the fiscal year ended September 30, 2016 and include regulatory accounting, goodwill, and employee benefits and postretirement obligations. There were no significant changes to these critical accounting estimates during the nine months ended June 30, 2017.
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

	Nine Months Ended June 30,
Cash Flow Summary	2017	2016
Net cash provided by operating activities	$320.7	$356.9
Net cash used in investing activities	(293.7)	(196.8)
Net cash used in financing activities	(23.9)	(169.0)
For the nine months ended June 30, 2017, net cash provided by operating activities declined $36.2 from the corresponding period of fiscal 2016. The change is primarily due to fluctuations in working capital, as mentioned above, largely driven by the relative weather conditions and gas prices during the periods. Cash was provided primarily by increases in net income, depreciation, accounts payable and insurance recoveries. These benefits were more than offset by net increases in advance customer billings and accounts receivable and a smaller decrease in inventory levels compared to the prior year.
For the nine months ended June 30, 2017, net cash used in investing activities was $96.9 more than for the same period in the prior year, driven by a $103.3 increase in capital expenditures. The higher spending to this point in the fiscal year is consistent with the Company’s capital expenditure expectations, and reflects the continued focus on infrastructure upgrades and the addition of EnergySouth. Total capital expenditures for the full fiscal year 2017 are expected to be approximately $445, with approximately $420 in the Utilities.
Lastly, for the nine months ended June 30, 2017, net cash used in financing activities was $145.1 lower than for the nine months ended June 30, 2016. This change primarily reflects the effect of a $91.8 net repayment of short-term and long-term debt this year compared with a $240.4 net repayment last year. Stock issuances in fiscal 2017, which included the conversion of equity units issued in 2014, provided $10.3 more cash than last year, which included the offering to help fund the EnergySouth acquisition. These net cash inflows were partially offset by higher dividend payments and other financing activities this year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
None of Spire, Laclede Gas, or Alagasco had any short-term investments as of or for the nine months ended June 30, 2017.
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

The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Laclede Gas, and $200.0 for Alagasco. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment. Spire may use its line to provide for the funding needs of various subsidiaries. Spire, Laclede Gas, and Alagasco expect to use the loan agreement for general corporate purposes, including short-term borrowings and letters of credit. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on June 30, 2017, total debt was 54% of total capitalization for the consolidated Company, 48% for Laclede Gas, and 29% for Alagasco.
On December 21, 2016, Spire established a commercial paper program (Program) pursuant to which Spire may issue short-term, unsecured commercial paper notes (Notes). Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $975.0. The Notes may have maturities of up to 365 days from date of issue. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, including to provide working capital for both utility and non-utility subsidiaries. As of June 30, 2017, Notes outstanding under the Program totaled $450.7.
Information regarding Spire’s consolidated short-term borrowings is presented below. Based on weighted average short-term borrowings outstanding, a 100-basis-point increase in the weighted average interest rate would decrease pre-tax earnings and cash flows by approximately $4.8 on an annual basis, a portion of which may be offset through the Utilities’ application of PGA and GSA carrying costs.

	Spire Short-term Borrowings[1]	Laclede Gas Commercial Paper Borrowings[2]	Alagasco Bank Line Borrowings	Total Short-term Borrowings
Nine Months Ended June 30, 2017
Weighted average borrowings outstanding	$321.5	$118.3	$37.8	$477.6
Weighted average interest rate	1.3%	0.9%	1.6%	1.2%
Range of borrowings outstanding	$73.0 - $675.6	$0.0 - $329.7	$0.0 - $102.5	$395.5 - $675.6
As of June 30, 2017
Borrowings outstanding	$450.7	$—	$—	$450.7
Weighted average interest rate	1.5%	—%	—%	1.5%

[1]
Spire Short-term Borrowings includes bank line borrowings and, since January 1, 2017, commercial paper. Of Spire’s $450.7 borrowings outstanding as of June 30, 2017, $423.0 was lent to its subsidiaries, including Laclede Gas ($260.2), Alagasco ($114.9), EnergySouth and subsidiaries ($6.6), Spire STL Pipeline LLC ($9.4), and others ($31.9).

[2]	The commercial paper program for Laclede Gas terminated February 2, 2017.
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
Spire
At June 30, 2017, including the current portion but excluding unamortized discounts, debt issuance costs, and net hedging gains, Spire had fixed-rate long-term debt totaling $1,942.0, of which $810.0 was issued by Laclede Gas and $250.0 was issued by Alagasco. The long-term debt issues are fixed-rate and are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Company’s $1,942.0 senior long-term debt, $25.0 has no call options, $1,037.0 has make-whole call options, $875.0 is callable at par one to six months prior to maturity and $5.0 is callable at par currently. None of the debt has any put options.

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
In 2014, Spire issued 2.875 million equity units as a portion of the Alagasco acquisition financing. The equity units were originally issued at $50 per unit pursuant to the Purchase Contract and Pledge Agreement (purchase contract) dated as of June 11, 2014 between Spire and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary. These units consisted of $143.8 aggregate principal amount of 2014 Series A 2.00% remarketable junior subordinated notes due 2022 (the Junior Notes) and the purchase contract obligating the holder to purchase common shares at a future settlement date (anticipated to be three years in the future and prior to the Junior Notes maturity). The equity unit investments were effectively replaced as planned in a series of transactions outlined below:

–
On February 22, 2017, the selling securityholders (as defined below) agreed to purchase the Junior Notes in connection with the remarketing of the junior subordinated notes that comprised a component of the equity units.

–
On the same day, Spire entered into two related agreements: (1) a Securities Purchase and Registration Rights Agreement (the SPRRA), among Spire and the several purchasers named therein (the selling securityholders), obligating the selling securityholders to sell the Junior Notes to Spire in exchange for $143.8 aggregate principal amount of Spire’s 3.543% Senior Notes due 2024 (the Senior Notes) and a cash payment, and (2) an underwriting agreement with the selling securityholders and the several underwriters named therein in connection with the public offering of $150.0 aggregate principal amount of Senior Notes consisting of $6.2 principal amount of the Senior Notes issued and sold by Spire and $143.8 principal amount of the Senior Notes sold by the selling securityholders. The SPRRA granted the selling securityholders the right to offer the Senior Notes to the public in secondary public offerings.

–
The public offering was completed on February 27, 2017. Spire used its net proceeds from its sale of the Senior Notes to repay short-term debt. Spire did not receive any proceeds from the sale of the Senior Notes by the selling securityholders.

–
On April 3, 2017, Spire settled the purchase contracts underlying its 2.875 million equity units by issuing up to 2,504,700 shares of its common stock at a purchase price of $57.3921 per share. Fractional shares were settled in cash at $67.50 per share. The purchase price was funded with the proceeds from the Junior Notes. Under the contract terms, the equity units were converted to common stock at the rate of 0.8712, with a corresponding adjustment to purchase price. Spire received net cash proceeds of approximately $142.0, which it used to repay short-term debt incurred the previous month to redeem the floating rate notes.

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
Spire filed a shelf registration statement on Form S-3 with the SEC on June 15, 2017 for the issuance and sale of up to 250,000 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 249,836 and 245,346 shares at June 30, 2017 and July 31, 2017, respectively, remaining available for issuance under this Form S-3. Spire also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities, which expires September 23, 2019. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.
Consolidated capitalization at June 30, 2017 consisted of 51.3% of Spire common stock equity and 48.7% of long-term debt, compared to 49.3% of Spire common stock equity and 50.7% of long-term debt at September 30, 2016.
Laclede Gas
Of Laclede Gas’ long-term debt (totaling $810.0 principal amount), $25.0 has no call option, $435.0 has make-whole call options, and $350.0 is callable at par one to six months prior to maturity.
On March 20, 2017, Laclede Gas entered into a bond purchase agreement among Laclede Gas and certain institutional purchasers (Bond Purchasers) pursuant to which Laclede Gas has committed to issue in a private placement a total of $170.0 of its first mortgage bonds: (i) $50.0 due September 15, 2032 (2032 Bonds), (ii) $70.0 due September 15, 2047 (2047 Bonds) and (iii) $50.0 due September 15, 2057 (2057 Bonds and, together with the 2032 Bonds and 2047 Bonds, the Bonds). Laclede Gas will give the Bond Purchasers at least five (5) business days’ prior written notice of a closing date, which shall occur no later than September 15, 2017. Depending on the closing date, the 2032 Bonds will bear interest at a rate of 3.65% or 3.68% per annum, the 2047 Bonds at a rate of 4.21% or 4.23% per annum and the 2057 Bonds at a rate of 4.36% or 4.38% per annum. The interest on the Bonds is payable semi-annually. Laclede Gas will use the proceeds from the sale of the Bonds to refinance existing indebtedness and for other general corporate purposes.
Laclede Gas has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $300.0. This authority became effective March 11, 2016, and will expire September 30, 2018. After the settlement of the $170.0 in Bonds discussed above, Laclede Gas will have $130.0 of this authorization remaining.
Laclede Gas filed a shelf registration on Form S-3 with the SEC on September 23, 2016, for issuance of first mortgage bonds, unsecured debt, and preferred stock, which expires on September 23, 2019. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions, as well as future MoPSC authorizations.
Laclede Gas capitalization at June 30, 2017 consisted of 59.2% of common stock equity and 40.8% of long-term debt compared to 57.1% of common stock equity and 42.9% of long-term debt at September 30, 2016.
Alagasco
All of Alagasco’s long-term debt ($250.0 principal amount) has make-whole call options.
Alagasco’s capitalization at June 30, 2017 consisted of 78.1% of common stock equity and 21.9% of long-term debt compared to 77.8% of common stock equity and 22.2% of long-term debt at September 30, 2016.

CONTRACTUAL OBLIGATIONS
During the nine months ended June 30, 2017, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Form 10-K for the fiscal year ended September 30, 2016.

MARKET RISK
There were no material changes in the Company’s commodity price risk or counterparty credit risk as of June 30, 2017 relative to the corresponding information provided as of September 30, 2016 in the Company’s Annual Report on Form 10-K. Information on concentrations of credit risk, including how Spire Marketing manages these risks, is included in Note 7, Concentrations of Credit Risk, of the Notes to Financial Statements under Item 1.
During the second quarter of fiscal 2016, Spire entered into five-year interest rate swap transactions with a fixed interest rate of 1.776% and a notional amount of $105.0 to protect itself against adverse movement in interest rates in anticipation of the issuance of long-term debt in 2017. During the third quarter of 2016, the Company entered into seven-year swap transactions with an average fixed interest rate of 1.501% and a notional amount of $120.0 to hedge additional debt expected to be issued in 2017. All of these hedge positions were settled during the second quarter of 2017, resulting in a gain of $7.3 which will be amortized over the hedged periods. Also during the second quarter of 2017, Spire entered into a ten-year interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $0.6 mark-to-market loss on these swaps for the nine months ended June 30, 2017. The fair values of related derivative instruments are shown in Note 6, Fair Value Measurements. Information about the Company’s short-term and long-term debt is included under the heading “Liquidity and Capital Resources” in this Item 2.

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

OFF-BALANCE SHEET ARRANGEMENTS
At June 30, 2017, the Company had no off-balance-sheet financing arrangements, other than operating leases and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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
Effective September 12, 2016, we acquired EnergySouth, Inc. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include the internal control over financial reporting of EnergySouth. This exclusion is in accordance with the SEC’s guidance that management’s evaluation of the effectiveness of disclosure controls and procedures may exclude an assessment of those disclosure controls and procedures of the acquired entity that are subsumed by internal control over financial reporting in the year following the acquisition. EnergySouth’s business constituted 2.8 percent and 4.2 percent of Spire’s net and total assets, respectively, as of June 30, 2017, and 5.5 percent of revenues for the nine months ended June 30, 2017.
As a result of the acquisition of EnergySouth, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of EnergySouth’s operations into the Company’s financial statements. During the period ended June 30, 2017, changes to the Company’s controls occurred as a substantial portion of EnergySouth’s stand-alone financial systems and related processes were integrated with the Company’s existing systems and processes. These changes are not considered to be material to the Company’s internal control over financial reporting.
Management continues to be engaged in efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to EnergySouth. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no changes in Laclede Gas’ internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Laclede Gas’ internal control over financial reporting.
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
There were no changes in Alagasco’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Alagasco’s internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	386	$67.45	—	—
May 1, 2017 - May 31, 2017	192	$68.25	—	—
June 1, 2017 - June 30, 2017	—	$—	—	—
Total	578	$67.72	—	—
Laclede Gas’ outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of June 30, 2017, all of Laclede Gas’ retained earnings were free from such restrictions.

Item 6. Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	August 2, 2017	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Laclede Gas Company

Date:	August 2, 2017	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Alabama Gas Corporation

Date:	August 2, 2017	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Spire Inc. Executive Severance Plan, filed as Exhibit 10.1 to Spire Inc.’s Current Report on Form 8-K filed May 2, 2017.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Laclede Gas Company.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Alabama Gas Corporation.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Laclede Gas Company.
32.3	CEO and CFO Section 1350 Certifications of Alabama Gas Corporation.
101.INS	XBRL Instance Document. (1)
101.SCH	XBRL Taxonomy Extension Schema. (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Income and Condensed Statements of Income for the three and nine months ended June 30, 2017 and 2016; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income and Condensed Statements of Comprehensive Income for the three and nine months ended June 30, 2017 and 2016; (iv) unaudited Condensed Consolidated Balance Sheets and Condensed Balance Sheets at June 30, 2017, September 30, 2016 and June 30, 2016; (v) unaudited Condensed Consolidated Statements of Common Shareholders’ Equity and Condensed Statements of Common Shareholder’s Equity for the nine months ended June 30, 2017 and 2016; (vi) unaudited Condensed Consolidated Statements of Cash Flows and Condensed Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, and (vii) combined Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

*	Reflects a management contract or compensatory plan, contract or arrangement incorporated herein by reference and made a part hereof. Spire Inc. File No. 1-16681.