Form 10-K
period 2017-09-30
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2017-11-15
CIK 1126956, 3146, 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2017
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139
2-38960	Spire Alabama Inc. 2101 6th Avenue North Birmingham, AL 35203 205-326-8100	Alabama	63-0022000
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”):

	Title of each class	Name of each exchange on which registered
Spire Inc.	Common Stock $1.00 par value	New York Stock Exchange
Spire Missouri Inc.	None	Not applicable
Spire Alabama Inc.	None	Not Applicable
Securities registered pursuant to Section 12(g) of the Exchange Act:

Spire Inc.	Yes [ ]	No [ X ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]
Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

Spire Inc.	Yes [ X ]	No [ ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Spire Inc.	Yes [ ]	No [ X ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Spire Inc.	Yes [ X ]	No [ ]
Spire Missouri Inc.	Yes [ X ]	No [ ]
Spire Alabama Inc.	Yes [ X ]	No [ ]
Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Spire Inc.	Yes [ X ]	No [ ]
Spire Missouri Inc.	Yes [ X ]	No [ ]
Spire Alabama Inc.	Yes [ X ]	No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Spire Inc.	[ X ]
Spire Missouri Inc.	[ X ]
Spire Alabama Inc.	[ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company	Emerging growth company
Spire Inc.	X
Spire Missouri Inc.			X
Spire Alabama Inc.			X
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Spire Inc.	[ ]
Spire Missouri Inc.	[ ]
Spire Alabama Inc.	[ ]
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes [ ]	No [ X ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]
The aggregate market value of the voting stock held by non-affiliates of Spire Inc. amounted to $2,989,327,838 as of March 31, 2017. All of Spire Missouri Inc.’s and Spire Alabama Inc.’s equity securities are owned by Spire Inc., their parent company and a reporting company under the Exchange Act.
The number of shares outstanding of each registrant’s common stock as of November 10, 2017 was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	48,266,858
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052
This combined Form 10-K represents separate filings by Spire Inc., Spire Missouri Inc., and Spire Alabama Inc. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrant, except that information relating to Spire Missouri Inc. and Spire Alabama Inc. is also attributed to Spire Inc.
Spire Missouri Inc. and Spire Alabama Inc. meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instructions I(2) to Form 10-K.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of proxy statement for Spire Inc. to be filed on or about December 13, 2017 — Part III.
Certain exhibits as indicated in Part IV.

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

Alabama Utilities	Spire Alabama and Spire Gulf	MMBtu	Million British thermal units
AOCI	Accumulated other comprehensive income or loss	MoPSC	Missouri Public Service Commission
APSC	Alabama Public Service Commission	MSPSC	Mississippi Public Service Commission
ASC	Accounting Standards Codification	NYSE	New York Stock Exchange
ASU	Accounting Standards Update	NYMEX	New York Mercantile Exchange, Inc.
Bcf	Billion cubic feet	O&M	Operation and maintenance expense
BVCP	Brownfields/Voluntary Cleanup Program	OCI	Other comprehensive income or loss
CCM	Cost Control Measure	OPC	Missouri Office of the Public Counsel
Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	OTCBB	Over-the-Counter Bulletin Board
EPA	US Environmental Protection Agency	PGA	Purchased Gas Adjustment
EPS	Earnings per share	PRP	Potential Responsible Party
ESR	Enhanced Stability Reserve	RSE	Rate Stabilization and Equalization
FASB	Financial Accounting Standards Board	SEC	US Securities and Exchange Commission
FERC	Federal Energy Regulatory Commission	Spire Alabama	Spire Alabama Inc. (formerly Alabama Gas Corporation)
GAAP	Accounting principles generally accepted in the United States of America	Spire EnergySouth	Spire EnergySouth Inc. (formerly EnergySouth, Inc.), parent of Spire Gulf and Spire Mississippi
Gas Marketing	Segment including Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities	Spire Gulf	Spire Gulf Inc. (formerly Mobile Gas Service Corporation)
Gas Utility	Segment including the regulated operations of the Utilities	Spire Marketing	Spire Marketing Inc. (formerly Laclede Energy Resources, Inc.)
GSA	Gas Supply Adjustment	Spire Mississippi	Spire Mississippi Inc. (formerly Willmut Gas & Oil Company)
ICE	Intercontinental Exchange	Spire Missouri	Spire Missouri Inc. (formerly Laclede Gas Company)
ISRS	Infrastructure System Replacement Surcharge	Spire Missouri East	Spire Missouri’s eastern service territory
LIBOR	London Inter-Bank Offered Rate	Spire Missouri West	Spire Missouri’s western service territory (formerly Missouri Gas Energy, or MGE)
LNG	Liquefied natural gas	TSR	Total shareholder return
MDNR	Missouri Department of Natural Resources	US	United States
MGP	Manufactured gas plant	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth
Missouri Utilities	Spire Missouri, including Spire Missouri East and Spire Missouri West, the utilities serving the Missouri region

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

•	The recent acquisitions may not achieve their intended results, including anticipated cost savings;

•	The Spire STL Pipeline project may be hindered or halted by regulatory, legal, or other obstacles;

•	Legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting:

•	allowed rates of return,

•	incentive regulation,

•	industry structure,

•	purchased gas adjustment provisions,

•	rate design structure and implementation,

•	regulatory assets,

•	non-regulated and affiliate transactions,

•	franchise renewals,

•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety,

•	taxes,

•	pension and other postretirement benefit liabilities and funding obligations, or

•	accounting standards;

•	The results of litigation;

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

Item 1. Business
OVERVIEW
Spire Inc. (Spire or the Company) was formerly The Laclede Group, Inc., an entity formed in 2000 that, effective October 1, 2001, became the public utility holding company for Spire Missouri Inc. (Spire Missouri or the Missouri Utilities). Spire Missouri was founded in 1857 as The Laclede Gas Light Company, and it was listed on the New York Stock Exchange (NYSE) in 1889, making the Company successor to the eighth longest listed stock on the NYSE. The Laclede Gas Light Company was renamed Laclede Gas Company in 1950 and then Spire Missouri Inc. on August 30, 2017. Effective August 31, 2014, the Company purchased 100% of the common shares of Alabama Gas Corporation, which was renamed Spire Alabama Inc. (Spire Alabama) on September 1, 2017. On September 12, 2016, the Company purchased 100% of the common shares of EnergySouth, Inc., along with its wholly owned subsidiaries, Mobile Gas Service Corporation and Willmut Gas & Oil Company, and on or about August 30, 2017, those companies were renamed Spire EnergySouth Inc. (Spire EnergySouth), Spire Gulf Inc. (Spire Gulf), and Spire Mississippi Inc. (Spire Mississippi), respectively.
Spire is committed to transforming its business and pursuing growth through 1) growing organically, 2) investing in infrastructure, 3) acquiring and integrating, and 4) innovation and technology.
The Company has two key business segments: Gas Utility and Gas Marketing.
The Gas Utility segment includes the regulated operations of Spire Missouri, Spire Alabama, Spire Gulf and Spire Mississippi (collectively, the Utilities). The business of the Utilities is subject to seasonal fluctuations with the peak period occurring in the winter heating season, typically November through April of each fiscal year. Spire Missouri is a public utility engaged in the purchase, retail distribution and sale of natural gas, with primary offices located in St. Louis, Missouri. Spire Missouri is the largest natural gas distribution utility system in Missouri, serving more than 1.1 million residential, commercial and industrial customers. For utility regulatory purposes Spire Missouri has two regions, one serving St. Louis and eastern Missouri (Spire Missouri East) and the other serving Kansas City and western Missouri (Spire Missouri West, formerly Missouri Gas Energy, or MGE). Spire Alabama is a public utility engaged in the purchase, retail distribution and sale of natural gas principally in central and northern Alabama, serving more than 0.4 million residential, commercial and industrial customers with primary offices located in Birmingham, Alabama. Spire Gulf and Spire Mississippi are utilities engaged in the purchase, retail distribution and sale of natural gas to 0.1 million customers in southern Alabama and south central Mississippi.
The Gas Marketing segment includes Spire Marketing Inc. (Spire Marketing, formerly known as Laclede Energy Resources, Inc.), a wholly owned subsidiary engaged in the marketing of natural gas and related activities on a non-regulated basis.
As of September 30, 2017, Spire had 3,279 employees, including 2,271 for Spire Missouri and 819 for Spire Alabama.
Consolidated operating revenues contributed by each segment for the last three fiscal years are presented below. For more detailed financial information regarding the segments, see Note 14, Information by Operating Segment, of the Notes to Financial Statements in Item 8.

(In millions)	2017	2016*	2015
Gas Utility	$1,660.0	$1,457.2	$1,891.8
Gas Marketing and other	80.7	80.1	84.6
Total Operating Revenues	$1,740.7	$1,537.3	$1,976.4
* 2016 Gas Utility operating results include Spire EnergySouth revenues since the September 12, 2016 acquisition date.

Spire’s common stock is listed on the NYSE and trades under the ticker symbol “SR.” The following table reflects Spire shares issued during the two most recent fiscal years:

	2017	2016
Common Stock Issuance	2,504,684	2,185,000
Dividend Reinvestment and Stock Purchase Plan (DRIP)	23,731	22,878
Equity Incentive Plan	84,186	107,752
Total Shares Issued	2,612,601	2,315,630

Shares were issued during 2017 in conjunction with the conversion of equity units that were issued in 2014 to help fund the Spire Alabama acquisition. Shares were issued during 2016 to partially fund the Spire EnergySouth acquisition. During fiscal 2017 and 2016, shares were issued at historically consistent levels for Spire’s DRIP and Equity Incentive Plan.
During fiscal 2017 and 2016, neither Spire Missouri nor Spire Alabama issued shares to Spire. For more detailed common stock information of Spire, Spire Missouri and Spire Alabama, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
The information Spire, Spire Missouri and Spire Alabama file or furnish to the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and their amendments, and proxy statements are available free of charge under “Filings and Annual Reports” in the Investors section of Spire’s website, SpireEnergy.com, as soon as reasonably practical after the information is filed with or furnished to the SEC. Information contained on Spire’s website is not incorporated by reference in this report.
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
Spire Missouri focuses its gas supply portfolio around a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement its regionally diverse firm transportation arrangements. Spire Missouri East utilizes both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions. Spire Missouri West utilizes both Mid-Continent and Rocky Mountain gas sources to provide a level of supply diversity that accesses low cost supplies.
In fiscal year 2017, Spire Missouri purchased natural gas from 40 different suppliers to meet its total service area current gas sales and storage injection requirements. Spire Missouri entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature sensitive needs of its customers. Natural gas purchased by Spire Missouri for delivery to its service area through the Enable Mississippi River Transmission LLC (MRT) system totaled 45.9 billion cubic feet (Bcf). Spire Missouri also holds firm transportation on several other interstate pipeline systems that provide access to gas supplies upstream of MRT. In addition to natural gas deliveries from MRT, 49.7 Bcf was purchased on the Southern Star Central Gas Pipeline, Inc. (Southern Star), 3.9 Bcf was purchased on the Tallgrass Interstate Gas Transmission, LLC (TGIT) system, 8.4 Bcf was purchased on the Panhandle Eastern Pipe Line Company, LP (PEPL) system, and 1.4 Bcf was purchased on the Rockies Express Pipeline, LLC (REX) system. Some of Spire Missouri’s commercial and industrial customers purchased their own gas with Spire Missouri transporting 44.8 Bcf to them through its distribution system.
The fiscal year 2017 peak day send out of natural gas to Spire Missouri customers, including transportation customers, occurred on December 18, 2016. The average temperature was 8 degrees Fahrenheit in St. Louis and -3 degrees Fahrenheit in Kansas City. On that day, the Missouri Utilities’ customers consumed 1.65 Bcf of natural gas. For eastern Missouri, this peak day demand was met with natural gas transported to St. Louis through the MRT, MoGas Pipeline LLC, and Southern Star transportation systems, and from Spire Missouri’s on-system storage and peak shaving resources. For western Missouri, this peak day demand was met with natural gas transported to Kansas City through the Southern Star, PEPL, TGIT, and REX transportation systems.
Spire Alabama’s distribution system is connected to two major interstate natural gas pipeline systems, Southern Natural Gas Company, L.L.C. (Southern Natural Gas) and Transcontinental Gas Pipe Line Company, LLC (Transco). It is also connected to two intrastate natural gas pipeline systems.
Spire Alabama purchases natural gas from various natural gas producers and marketers. Certain volumes are purchased under firm contractual commitments with other volumes purchased on a spot market basis. The purchased volumes are delivered to Spire Alabama’s system using a variety of firm transportation, interruptible transportation and storage capacity arrangements designed to meet the system’s varying levels of demand.

In fiscal 2017, Spire Alabama purchased natural gas from 14 different suppliers to meet current gas sales, storage injection, and liquefied natural gas (LNG) liquefaction requirements, of which seven are under long-term supply agreements. Approximately 58.0 Bcf was transported by Southern Natural Gas, 4.4 Bcf by Transco, and 5.6 Bcf through intrastate pipelines to the Spire Alabama delivery points for its residential, commercial, and industrial customers.
The fiscal 2017 peak day send out for Spire Alabama was 0.6 Bcf on January 7, 2017, when the average temperature was 31 degrees Fahrenheit in Birmingham, of which 100% was met with supplies transported through Southern Natural Gas, Transco, intrastate facilities, and one of the four LNG peak shaving facilities.
Spire Gulf’s distribution system is directly connected to interstate pipelines, natural gas processing plants and gas storage facilities. Spire Gulf buys from a variety of producers and marketers, with BP Energy Company being the primary supplier.
Natural Gas Storage
Spire Missouri has a contractual right to store 21.6 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana, 16.3 Bcf of gas storage in Southern Star’s system storage facilities located in Kansas and Oklahoma, and 1.4 Bcf of firm storage on PEPL’s system storage. MRT’s tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.1 Bcf from November 16 through May 15. Southern Star tariffs allow both injections and withdrawals into storage year round with ratchets that restrict the associated flows dependent upon the underlying inventory level per the contracts.
In addition, Spire Missouri East supplements pipeline gas with natural gas withdrawn from its own underground storage field located in St. Louis and St. Charles Counties in Missouri. The field is designed to provide approximately 0.3 Bcf of natural gas withdrawals on a peak day and maximum annual net withdrawals of approximately 4.0 Bcf of natural gas based on the inventory level that Spire Missouri plans to maintain.
Spire Alabama has a contractual right to store 12.5 Bcf of gas with Southern Natural Gas, 0.2 Bcf of gas with Transco and 0.2 Bcf of gas with Tennessee Gas Pipeline. In addition, Spire Alabama has 1.8 Bcf of LNG storage that can provide the system with up to an additional 0.2 Bcf of natural gas daily to meet peak day demand.
Spire Gulf obtains adequate storage capacity through South Pipeline Company, LP, and Sempra’s Bay Gas Storage.
Regulatory Matters
For details on regulatory matters, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.
Other Pertinent Matters
Spire Missouri is the only distributor of natural gas within its franchised service areas, while Spire Alabama is the main distributor of natural gas in its service areas. The principal competition for the Utilities comes from the local electric companies. Other competitors in the service areas include suppliers of fuel oil, coal, and propane, as well as natural gas pipelines that can directly connect to large volume customers. For the Missouri Utilities, competition also comes from district steam systems in the downtown areas of both St. Louis and Kansas City, and for Spire Alabama, from municipally or publicly owned gas distributors located adjacent to its service territory. Coal is price competitive as a fuel source for very large boiler plant loads, but environmental requirements for coal have shifted the economic advantage to natural gas. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage, thus limiting their competitiveness. In certain cases, district steam has been competitive with gas for downtown St. Louis and Kansas City area heating users.
Residential, commercial, and industrial markets represented approximately 91% and 82% of fiscal 2017 operating revenues for Spire Missouri and Spire Alabama, respectively. Given the current level of natural gas supply and market conditions, the Utilities believe that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In new multi-family and commercial rental markets, the Utilities’ competitive exposures are presently limited to space and water heating applications.
Spire Missouri offers gas transportation service to its large-user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which the Missouri Utilities would have received under their regular sales rates. Spire Alabama’s transportation tariff allows it to transport gas for large commercial and industrial customers rather than buying and reselling it to them and is based on Spire Alabama’s sales profit margin so that operating margins are unaffected. During fiscal 2017, substantially all of Spire Alabama’s large commercial and industrial customer deliveries involved the transportation of customer-owned gas.

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
The following table presents the Company’s various labor agreements as of September 30, 2017:

Union	Local	Employees Covered	Contract Start Date	Contract End Date
Spire Missouri
United Steel, Paper and Forestry, Rubber Manufacturing, Allied-Industrial and Service Workers International Union (USW)	884	64	August 1, 2015	July 31, 2018
USW	11-6	932	August 1, 2015	July 31, 2018
USW	11-194	85	August 1, 2015	July 31, 2018
USW	12561	130	August 16, 2016	July 31, 2019
USW	14228	41	August 16, 2016	July 31, 2019
USW	11-267	27	August 16, 2016	July 31, 2019
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Kansas City	189	August 16, 2016	July 31, 2019
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Monett	56	August 16, 2016	July 31, 2019
Total Spire Missouri		1,524

Spire Alabama
USW	12030	200	May 1, 2017	April 30, 2020
USW	12030-A	53	May 1, 2017	April 30, 2020
United Association of Gas Fitters	548	122	July 1, 2016	April 30, 2019
Total Spire Alabama		375

Spire Gulf
USW	3-541	65	December 1, 2013	November 30, 2017

Total Spire		1,964

Operating Revenues and Customer Information
The following information about revenues and therms sold and transported (before intersegment eliminations), and annual average numbers of customers, includes data of acquired utilities for only the period of ownership (beginning September 12, 2016 for the utilities of Spire EnergySouth).

Gas Utility Operating Revenues
(In millions)	2017	2016	2015
Residential	$1,084.5	$979.0	$1,263.1
Commercial & Industrial	389.2	331.3	462.3
Interruptible	5.1	2.0	2.3
Transportation	99.8	93.1	92.2
Off-System and Other Incentive	67.9	50.7	76.2
Provisions for Refunds and Other	21.4	3.3	(0.3)
Total Gas Utility Operating Revenues	$1,667.9	$1,459.4	$1,895.8

Gas Utility Therms Sold and Transported
(In millions)	2017	2016	2015
Residential	866.2	867.5	1,065.1
Commercial & Industrial	446.7	420.4	491.6
Interruptible	12.6	4.6	3.6
Transportation	1,467.5	1,089.8	989.0
System Therms Sold and Transported	2,793.0	2,382.3	2,549.3
Off-System	175.6	183.3	193.5
Total Gas Utility Therms Sold and Transported	2,968.6	2,565.6	2,742.8

Gas Utility Customers	2017	2016	2015
Residential	1,550,777	1,540,366	1,434,584
Commercial & Industrial	133,864	137,450	132,388
Interruptible	64	42	18
Transportation	827	824	796
Total Gas Utility Customers	1,685,532	1,678,682	1,567,786
Total annual average number of customers for Spire Missouri and Spire Alabama for fiscal 2017 was 1,161,051 and 420,816, respectively.
Spire Missouri has franchises in nearly all the communities where it provides service with terms varying from five years to an indefinite duration. Generally, a franchise is essentially a municipal permit to install pipes and construct other facilities in the community. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Spire Missouri’s current public utility businesses in the state of Missouri. In recent years, although certain franchise agreements have expired, Spire Missouri has continued to provide service in those communities without formal franchises.
Spire Alabama has franchises in nearly all the communities where it provides service with terms varying from five years to an indefinite duration. Generally, a franchise is essentially a municipal permit to install pipes and construct other facilities in the community. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Spire Alabama’s public utility business in the state of Alabama.

GAS MARKETING
Spire Marketing is engaged in the marketing of natural gas and providing energy services to both on-system utility transportation customers and customers outside of the Utilities’ traditional service areas. During fiscal 2017, Gas Marketing utilized over 20 interstate and intrastate pipelines and over 100 suppliers to market natural gas to more than 200 retail customers and 100 wholesale customers, primarily in the central United States (US). Through its retail operations, Spire Marketing offers natural gas marketing services to large commercial and industrial customers, while its wholesale business consists of producers, pipelines, power generators, municipalities, storage operators, and utility companies. Wholesale activities currently represent a majority of the total Gas Marketing business.
In the course of its business, Spire Marketing enters into agreements to purchase natural gas at a future date in order to lock up supply to cover future sales commitments to its customers. To secure access to the markets it serves, Spire Marketing contracts for transportation capacity on various pipelines from both pipeline companies and through the secondary capacity market from third parties. Throughout fiscal 2017, Spire Marketing held approximately 0.68 Bcf per day of firm transportation capacity. In addition, to ensure reliability of service and to provide operational flexibility, Spire Marketing enters into firm storage contracts and interruptible park and loan transactions with various companies, where it is able to buy and retain gas to be delivered at a future date, at which time it sells the natural gas to third parties. As of September 30, 2017, Gas Marketing has contracted for approximately 7.2 Bcf of such storage and park and loan capacity for the 2017-2018 winter season.
The Gas Marketing strategy is to leverage its market expertise and risk management skills to manage and optimize the value of its portfolio of commodity, transportation, park and loan, and storage contracts while controlling costs and acting on new marketplace opportunities. Overall, Gas Marketing saw significant growth in volumes in fiscal 2017 primarily as a result of increased business with producers and power generators and adding a sizable amount of day-to-day trading volumes by taking advantage of the flexibility that its overall portfolio of assets provided.
OTHER
The principal drivers of the Other results in recent years has been interest expense on corporate debt and other expenses attributable to acquisition transactions and integration. Additionally, Other includes Spire STL Pipeline LLC, Spire NGL LLC, and subsidiaries engaged in compression of natural gas and risk management, among other activities.
Spire STL Pipeline LLC is a wholly owned subsidiary of Spire that is planning construction and operation of a 65-mile pipeline to connect to the Rockies Express Pipeline in Scott County, Illinois and end in St. Louis County, Missouri. The proposed pipeline will operate under Federal Energy Regulatory Commission (FERC) jurisdiction and will be capable of delivering up to 400,000 dekatherms per day of natural gas into eastern Missouri. Spire Missouri will be the foundational shipper with a contractual commitment of 350,000 dekatherms per day.
Spire NGL LLC (formerly Laclede Pipeline Company) is a wholly owned subsidiary of Spire that operates a propane pipeline under FERC jurisdiction. This pipeline allows Spire Missouri to receive propane that may be used to supplement its natural gas supply and meet peak demands on its distribution system. Spire NGL LLC also provides propane transportation services to third parties.

Item 1A. Risk Factors
Spire’s and the Utilities’ business and financial results are subject to a number of risks and uncertainties, including those set forth below. The risks described below are those the Company and the Utilities consider to be material. When considering any investment in Spire or the Utilities’ securities, investors should carefully consider the following information, as well as information contained in the caption “Forward-Looking Statements,” Item 7A, and other documents Spire, Spire Missouri, and Spire Alabama file with the SEC. This list is not exhaustive, and Spire’s and the Utilities’ respective management places no priority or likelihood based on the risk descriptions, order of presentation or grouping by subsidiary. All references to dollar amounts are in millions.
RISKS AND UNCERTAINTIES THAT RELATE TO THE BUSINESS AND FINANCIAL RESULTS OF SPIRE AND ITS SUBSIDIARIES
As a holding company, Spire depends on its operating subsidiaries to meet its financial obligations.
Spire is a holding company with no significant assets other than the stock of its operating subsidiaries and cash investments. Spire, and Spire Missouri prior to the holding company’s formation in 2000, have paid dividends continuously since 1946. Spire’s ability to pay dividends to its shareholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments. In addition, because it is a holding company and the substantial portion of its assets are represented by its holdings in the Utilities, the risks faced by the Utilities as described below under RISKS THAT RELATE TO THE GAS UTILITY SEGMENT may also adversely affect Spire’s cash flows, liquidity, financial condition and results of operations.
A downgrade in Spire’s and/or its subsidiaries’ credit ratings may negatively affect its ability to access capital.
Currently, Spire and its utility subsidiaries have investment grade credit ratings, which are subject to review and change by the rating agencies. Standard & Poor’s has rated Spire’s debt at BBB+, one notch lower than its issuer rating of A-, and Moody’s (which does not use issuer ratings) rated Spire’s debt at Baa2. There is no assurance that such credit ratings for any of the Spire companies will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Spire has a working capital line of credit to meet its short-term liquidity needs. Spire’s line of credit may be used to meet the liquidity needs of any of its subsidiaries, subject to sublimits. If the rating agencies lowered the credit rating at any of these entities, particularly below investment grade, it might significantly limit such entity’s ability to secure new or additional credit facilities and would increase its costs of borrowing. Spire’s or the Utilities’ ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on their ability to execute their operating strategies.
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

Increased inter-dependence on technology may hinder Spire’s and its subsidiaries’ business operations and adversely affect their financial condition and results of operations if such technologies fail.
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
A cyber-attack may disrupt Spire’s operations or lead to a loss or misuse of confidential and proprietary information or potential liability.
The Company and its subsidiaries are subject to cyber-security risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by the Company, its subsidiaries, or its third-party vendors in the normal course of business, as well as breaches in the technology that manages natural gas distribution operations and other business processes. A loss of confidential or proprietary data or security breaches of other technology business tools could adversely affect the Company’s and its subsidiaries’ reputation, diminish customer confidence, disrupt operations, and subject the Company and its subsidiaries to possible financial liability, any of which could have a material effect on the Company’s and its subsidiaries’ financial condition and results of operations. The Company and its subsidiaries closely monitor both preventive and detective measures to manage these risks and maintain cyber risk insurance to mitigate a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these cyber events is not fully covered by insurance, it could adversely affect the Company’s and its subsidiaries’ financial condition and results of operations.
Resources expended to pursue business acquisitions, investments or other business arrangements may adversely affect Spire’s financial position and results of operations and return on investments made may not meet expectations.
From time to time, Spire may seek to grow through strategic acquisitions, investments or other business arrangements. Attractive acquisition and investment opportunities may be difficult to complete on economically acceptable terms. It is possible for Spire to expend considerable resources pursuing acquisitions and investments but, for a variety of reasons, decide not to move forward. Similarly, investment opportunities may be hindered or halted by regulatory or legal actions. To the extent that acquisitions or investments are made, such transactions involve a number of risks, including but not limited to, the assumption of material liabilities, the diversion of management’s attention from daily operations, difficulties in assimilation and retention of employees, securing adequate capital to support the transaction, and regulatory approval. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial efficiencies expected to result from an acquisition or investment do not develop. The failure to complete an acquisition successfully or to integrate future acquisitions or investments that it may undertake could have an adverse effect on the Company’s financial condition and results of operations and the market’s perception of the Company’s execution of its strategy. To the extent Spire engages in any of the above activities together with or through one or more of its subsidiaries, including the Utilities, such subsidiaries may face the same risks.

Failure to obtain required approvals and land rights or significant issues during the construction of the STL Pipeline could adversely impact Spire’s investment in the project.
The STL Pipeline is under jurisdiction of the FERC. Accordingly, the development, construction and operation of the project is subject to extensive regulatory oversight and requires various regulatory approvals, including federal and state environmental permits and licenses. Such projects are often subject to legal and political uncertainties which can be difficult to predict or control. These projects also require the acquisition of land rights, mostly from private landowners. Although FERC approval confers federal eminent domain authority, there is some risk and uncertainty associated with the cost of acquiring land rights, including potential condemnation costs. Spire may be unable to obtain required regulatory approvals or acquire necessary land rights, or may experience higher costs or delays in doing so.
Construction of such assets are subject to various risks and uncertainties, including supply chain and labor disruptions, weather conditions during construction, potential interconnection issues with other pipelines, equipment failures and construction quality issues. Any of these adverse events regarding regulatory approvals, land rights or construction risks could result in an impairment of Spire’s investment in the project, and such impairment could have a materially adverse effect on Spire’s financial condition and results of operations.
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
The Company and its subsidiaries have substantial indebtedness which could adversely affect their financial condition.
Spire’s total consolidated indebtedness as of September 30, 2017 was $2,572.3 (comprising $477.3 of short-term borrowings and $2,095.0 of long-term debt, including current portion). Spire Missouri’s total indebtedness as of September 30, 2017 was $1,176.9 (comprising $203.0 of short-term borrowings, including borrowings from affiliates, and $973.9 of long-term debt, including current portion). Spire Alabama’s total indebtedness as of September 30, 2017 was $417.7 (comprising $169.9 of short-term borrowings, including borrowings from affiliates, and $247.8 of long-term debt).
The indebtedness of the Company and its subsidiaries could have important consequences. For example, it could:

•	make it difficult to pay or refinance their debts as they become due during adverse economic and industry conditions;

•
limit flexibility to pursue strategic opportunities or react to changes in its business and the industry in which they operate and, consequently, place them at a competitive disadvantage to competitors with less debt;

•
require a significant portion of cash flows from operations of their respective subsidiaries to be used for debt service payments, thereby reducing the availability of their cash flows to fund working capital, capital expenditures, dividend payments and other general corporate activities;

•	result in a downgrade in the credit rating of Spire’s or the Utilities’ indebtedness, which could limit the ability to borrow additional funds or increase the applicable interest rates;

•	result in higher interest expense in the event of an increase in market interest rates for both short-term commercial paper or bank loans;

•	reduce the amount of credit available to support hedging activities; and

•	require that additional terms, conditions or covenants be placed on Spire or the Utilities.
Based upon current levels of operations, Spire and its subsidiaries expect to be able to generate sufficient cash through earnings on a consolidated basis or through refinancing to make all the principal and interest payments when such payments are due under their existing credit agreements, indentures and other instruments governing outstanding indebtedness; but there can be no assurance that Spire or its subsidiaries will be able to repay or refinance such borrowings and obligations in future periods.

In addition, in order to maintain investment-grade credit ratings, Spire and its subsidiaries may consider it appropriate to reduce the amount of indebtedness outstanding following acquisitions. This may be accomplished in several ways, including, in the case of Spire, issuing additional shares of common stock or securities convertible into shares of common stock, or in the case of Spire or its subsidiaries, reducing discretionary uses of cash or a combination of these and other measures. Issuances of additional shares of common stock or securities convertible into shares of common stock would have the effect of diluting the ownership percentage that shareholders hold in the Company, increasing the Company’s dividend payment obligations and perhaps reducing the reported earnings per share.
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
In connection with acquisitions, Spire Missouri and Spire recorded goodwill and long-lived assets that could become impaired and adversely affect its financial condition and results of operations.
Spire and Spire Missouri assess goodwill for impairment annually or more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company and Spire Missouri assess their long-lived assets for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent the value of goodwill or long-lived assets becomes impaired, the Company and Spire Missouri may be required to incur impairment charges that could have a material impact on their results of operations.
Since interest rates are a key component, among other assumptions, in the models used to estimate the fair values of the Company’s reporting units, as interest rates rise, the calculated fair values decrease and future impairments may occur. Due to the subjectivity of the assumptions and estimates underlying the impairment analysis, Spire and Spire Missouri cannot provide assurance that future analyses will not result in impairment. These assumptions and estimates include projected cash flows, current and future rates for contracted capacity, growth rates, weighted average cost of capital and market multiples. For additional information, see Item 7, Critical Accounting Estimates.
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
Climate change, and the extent regulatory or legislative changes occur to address the potential for climate change, could adversely affect operations and financial results of the Company. Management believes it is likely that any such resulting impacts would occur very gradually over a long period of time and thus would be difficult to quantify with any degree of specificity. To the extent climate change results in warmer temperatures, financial results could be adversely affected through lower gas volumes and revenues and lack of marketing opportunities. Another possible impact of climate change may be more frequent and more severe weather events, such as hurricanes and tornadoes, which could increase costs to repair damaged facilities and restore service to customers. If the Company were unable to deliver natural gas to customers, financial results would be impacted by lost revenues, and the Utilities generally would have to seek approval from regulators to recover restoration costs. To the extent the Utilities would be unable to recover those costs, or if higher rates resulting from recovery of such costs would result in reduced demand for the Company’s services, the Company’s and the Utilities’ future business, financial condition or financial results could be adversely impacted. In addition, there have been a number of federal and state legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions, such as methane and carbon dioxide. The adoption of this type of legislation by Congress or similar legislation by states or the adoption of related regulations by federal or state governments mandating a substantial reduction in greenhouse gas emissions in the future could have far-reaching and significant impacts on the energy industry. Such new legislation or regulations could result in increased compliance costs or additional operating restrictions, affect the demand for natural gas or impact the prices charged to customers. At this time, we cannot predict the potential impact of such laws or regulations that may be adopted on the Company’s and the Utilities’ future business, financial condition or financial results.
Changes to income tax policy, certain tax elections, tax regulations and future taxable income could adversely impact the Company’s financial condition and results of operations.
The Company has significantly reduced its federal and state income tax obligations over the past few years through tax planning strategies and the extension of bonus depreciation deductions for certain expenditures for property. As a result, the Company has generated large annual taxable losses that have resulted in significant federal and state net operating losses. The Company plans to utilize these net operating losses in the future to reduce income tax obligations. The value of these net operating losses could be reduced if the Company cannot generate enough taxable income in the future to utilize all of the net operating losses before they expire due to lower than expected financial performance or if the Internal Revenue Service does not agree with the filing positions of the Company.
Changes to income tax policy, laws and regulations, including but not limited to changes in tax rates, the deductibility of certain expenses including interest and state and local income taxes and/or changes in the deductibility of certain expenditures for property, could adversely impact the Company. If enacted, those impacts could include reducing the value of its net operating losses and could result in material charges to earnings. Further, the Company’s financial condition and results of operations may be adversely impacted.
Spire’s pension and other postretirement benefits plans are subject to investment and interest rate risk that could negatively impact its financial condition.
The Company and its subsidiaries have pension and other postretirement benefits plans that provide benefits to many of their employees and retirees. Costs of providing benefits and related funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. The funded status of the plans and the related costs reflected in our financial statements are affected by various factors, which are subject to an inherent degree of uncertainty, including economic conditions, financial market performance, interest rates, life expectancies and demographics. Recessions and volatility in the domestic and international financial markets have negatively affected the asset values of Spire’s pension plans at various times in the past. Poor investment returns or lower interest rates may necessitate accelerated funding of the plans to meet minimum federal government requirements, which could have an adverse impact on the Company’s and its subsidiaries’ financial condition and results of operations.

RISKS THAT RELATE TO THE GAS UTILITY SEGMENT
Regulation of the Utilities’ businesses may impact rates they are able to charge, costs, and profitability.
The Utilities are subject to regulation by federal, state and local authorities. At the state level, the Utilities are regulated in Missouri by the Missouri Public Service Commission (MoPSC), in Alabama by the Alabama Public Service Commission (APSC), and in Mississippi by the Mississippi Public Service Commission (MSPSC). These state public service commissions regulate many aspects of the Utilities’ distribution operations, including construction and maintenance of facilities, operations, safety, the rates the Utilities may charge customers, the terms of service to their customers, transactions with their affiliates, the rate of return they are allowed to realize, and the accounting treatment for certain aspects of their operations. For further discussion of these accounting matters, see Item 7, Critical Accounting Estimates pertaining to the Utilities’ operations.
The Utilities’ ability to obtain and timely implement rate increases and rate supplements to maintain the current rate of return is subject to regulatory review and approval. There can be no assurance that they will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return. Spire Alabama’s and Spire Gulf’s rate setting process, Rate Stabilization and Equalization (RSE), is subject to regulation by the APSC and is implemented pursuant to an APSC order that will continue beyond September 30, 2018 and September 30, 2021, respectively, unless the APSC enters an order to the contrary in a manner consistent with the law. Spire Mississippi is subject to regulation by the MSPSC and utilizes the Rate Stabilization Adjustment (RSA) Rider. For further details, see Regulatory and Other Matters in Item 7.
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
The Utilities are involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, environmental issues, gas cost prudence reviews and other matters. For further details, see Contingencies in Note 15 to the financial statements in Item 8. Adverse decisions regarding these matters, to the extent they require the Utilities to make payments in excess of amounts provided for in their financial statements, or to the extent they are not covered by insurance, could adversely affect the Utilities’ results of operations, cash flows and financial condition.
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
The tariff rate schedules of the Missouri Utilities, Spire Gulf and Spire Mississippi contain Purchased Gas Adjustment (PGA) clauses and Spire Alabama’s tariff rate schedule contains a Gas Supply Adjustment (GSA) rider that permit the Utilities to file for rate adjustments to recover the cost of purchased gas. Changes in the cost of purchased gas are flowed through to customers and may affect uncollectible amounts and cash flows and can therefore impact the amount of capital resources.
Currently, the Missouri Utilities are allowed to adjust the gas cost component of rates up to four times each year while Spire Alabama and Spire Gulf (collectively, the Alabama Utilities) and Spire Mississippi may adjust the gas cost component of their rates on a monthly basis. The Missouri Utilities must make a mandatory gas cost adjustment at the beginning of the winter, in November, and during the next twelve months may make up to three additional discretionary gas cost adjustments, so long as each of these adjustments is separated by at least two months.
The MoPSC typically approves the Missouri Utilities’ PGA changes on an interim basis, subject to refund and the outcome of a subsequent audit and prudence review. Due to such review process, there is a risk of a disallowance of full recovery of these costs. Any material disallowance of purchased gas costs would adversely affect revenues. The Alabama Utilities’ gas supply charges are submitted for APSC review on a monthly basis, regardless of whether there is a request for a change, so prudence review occurs on an ongoing basis. Spire Mississippi’s PGA is adjusted on a monthly basis for the most recent charges, and is filed at the MSPSC on a monthly basis.
Increases in the prices the Utilities charge for gas may also adversely affect revenues because they could lead customers to reduce usage and cause some customers to have trouble paying the resulting higher bills. These higher prices may increase bad debt expenses and ultimately reduce earnings. Rapid increases in the price of purchased gas may result in an increase in short-term debt.
To lower financial exposure to commodity price fluctuations, Spire Missouri enters into contracts to hedge the forward commodity price of its natural gas supplies. As part of this strategy, Spire Missouri may use fixed-price, forward, physical purchase contracts, swaps, futures, and option contracts. However, Spire Missouri does not hedge the entire exposure of energy assets or positions to market price volatility, and the coverage will vary over time. Any costs, gains, or losses experienced through hedging procedures, including carrying costs, generally flow through the PGA clause, thereby limiting the Missouri Utilities’ exposure to earnings volatility. However, variations in the timing of collections of such gas costs under the PGA clause and the effect of cash payments for margin deposits associated with the Missouri Utilities’ use of natural gas derivative instruments may cause short-term cash requirements to vary. These procedures remain subject to prudence review by the MoPSC.
Spire Alabama currently does not utilize risk mitigation strategies that incorporate commodity hedge instruments, but has the ability to do so through its GSA. Spire Gulf hedges gas supply for up to 30 months in advance, and Spire Mississippi utilizes hedging for the upcoming heating season.
The Utilities’ business activities are concentrated in three states.
The Utilities provide natural gas distribution services to customers in Alabama, Mississippi, and Missouri. Changes in the regional economies, politics, regulations and weather patterns of these states could negatively impact the Utilities’ growth opportunities and the usage patterns and financial condition of customers and could adversely affect the Utilities’ earnings, cash flow, and financial position.
The Utilities may be adversely affected by economic conditions.
Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies, a loss of existing customers, fewer new customers especially in newly constructed buildings. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect the Utilities’ revenues and cash flows or restrict their future growth. Economic conditions in the Utilities’ service territories may also adversely impact the Utilities’ ability to collect accounts receivable, resulting in an increase in bad debt expense.

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
Transporting, distributing, and storing natural gas and propane involves numerous risks that may result in accidents and other operating risks and costs.
Gas distribution activities inherently involve a variety of hazards and operations risks, such as leaks, accidental explosions, damage caused by third parties, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to the Utilities. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. Similar risks also exist for Spire Missouri’s propane storage, transmission and minor distribution operations. These activities may subject the Utilities to litigation or administrative proceedings. Such litigation or proceedings could result in substantial monetary judgments, fines, or penalties against the Utilities or be resolved on unfavorable terms. The Utilities are subject to federal and state laws and regulations requiring the Utilities to maintain certain safety and system integrity measures by identifying and managing storage and pipeline risks. Compliance with these laws and regulations, or future changes in these laws and regulations, may result in increased capital, operating and other costs which may not be recoverable in a timely manner from customers in rates. In accordance with customary industry practices, the Utilities maintain insurance against a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these events is not fully covered by insurance, it could adversely affect the Utilities’ financial condition and results of operations.
Because of the highly competitive nature of its business, the Utilities may not be able to retain existing customers or acquire new customers, which could have an adverse impact on their business, operating results and financial condition.
The Utilities face the risk that customers may bypass gas distribution services by gaining distribution directly from interstate pipelines or, in the case of Spire Alabama and Spire Gulf, also from municipally or publicly owned gas distributors located adjacent to its service territory. The Utilities cannot provide any assurance that increased competition or other changes in legislation, regulation or policies will not have a material adverse effect on their business, financial condition or results of operations.

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
The Utilities’ earnings are primarily generated by the sale of heating energy. The Missouri Utilities have weather mitigation rate designs and the Alabama Utilities have Temperature Adjustment Riders (TARs), each of which is approved by the respective state regulatory body, which provide better assurance of the recovery of fixed costs and margins during winter months despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. However, significantly warmer-than-normal weather conditions in the Utilities’ service areas and other factors, such as climate change, alternative energy sources and increased efficiency of gas furnaces and other appliances, may result in reduced profitability and decreased cash flows attributable to lower gas sales. Furthermore, continuation of the weather mitigation rate design at Spire Missouri East, the rate design whereby distribution costs are recovered predominantly through fixed monthly charges at Spire Missouri West, or the RSE at Spire Alabama and Spire Gulf, are subject to regulatory discretion.
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
The Missouri Utilities’ income from off-system sales and capacity release is subject to fluctuations in market conditions and changing supply and demand conditions in areas the Missouri Utilities hold pipeline capacity rights. Specific factors impacting the Missouri Utilities’ income from off-system sales and capacity release include the availability of attractively-priced natural gas supply, availability of pipeline capacity, and market demand. Income from off-system sales and capacity release is shared with customers. The Missouri Utilities are allowed to retain 15% to 25% of the first $6.0 in annual income earned (depending on the level of income earned) and 30% of income exceeding $6.0 annually. In accordance with an agreement approved by the MoPSC, Spire Missouri East deferred, until fiscal 2017, its ability to retain 15% of the first $2.0. Spire Missouri West is allowed to retain 15% to 25% of the first $3.6 in annual income earned (depending on the level of income earned) and 30% of income exceeding $3.6 annually. The Missouri Utilities’ ability to retain such income in the future is subject to regulatory discretion in a base rate proceeding.
Catastrophic events may adversely affect the Utilities’ facilities and operations.
Catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, tropical storms, terrorist acts, acts of civil unrest, pandemic illnesses or other similar occurrences could adversely affect the Utilities’ facilities and operations. The Utilities have emergency planning and training programs in place to respond to events that could cause business interruptions. However, unanticipated events or a combination of events, failure in resources needed to respond to events, or slow or inadequate response to events may have an adverse impact on the Utilities’ operations, financial condition, and results of operations. The availability of insurance covering catastrophic events may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms.

RISKS THAT RELATE TO THE GAS MARKETING SEGMENT
Increased competition, fluctuations in natural gas commodity prices, expiration of supply and transportation arrangements, and infrastructure projects may adversely impact the future profitability of Gas Marketing.
Competition in the marketplace and fluctuations in natural gas commodity prices have a direct impact on the Gas Marketing business. Changing market conditions and prices, the narrowing of regional and seasonal price differentials and limited future price volatility may adversely impact its sales margins or affect its ability to procure gas supplies and/or to serve certain customers, which may reduce sales profitability and/or increase certain credit requirements caused by reductions in netting capability. Also, Gas Marketing profitability may be impacted by the effects of the expiration, in the normal course of business, of certain of its natural gas supply contracts if those contracts cannot be replaced and/or renewed with arrangements with similar terms and pricing. Although the FERC regulates the interstate transportation of natural gas and establishes the general terms and conditions under which Spire Marketing may use interstate gas pipeline capacity to purchase and transport natural gas, it must occasionally renegotiate its transportation agreements with a concentrated group of pipeline companies. Renegotiated terms of new agreements, or increases in FERC-authorized rates of existing agreements, may impact Gas Marketing’s future profitability. Profitability may also be adversely impacted if pipeline capacity or future storage capacity secured is not fully utilized and/or its costs are not fully recovered.
Reduced access to credit and/or capital markets may prevent the Gas Marketing business from executing operating strategies.
The Gas Marketing segment relies on its cash flows, ability to effect net settlements with counterparties, parental guarantees, and access to Spire’s liquidity resources to satisfy its credit and working capital requirements. Spire Marketing’s ability to rely on parental guarantees is dependent upon Spire’s financial condition and credit ratings. If Spire’s credit ratings were lowered, particularly below investment grade, counterparty acceptance of parental guarantees may diminish, resulting in decreased availability of credit. Additionally, under such circumstances, certain counterparties may require Spire Marketing to provide prepayments or cash deposits, amounts of which would be dependent upon natural gas market conditions. Reduced access to credit or increased credit requirements, which may also be caused by factors such as higher overall natural gas prices, may limit Spire Marketing’s ability to enter into certain transactions. In addition, Spire Marketing has concentrations of counterparty credit risk in that a significant portion of its transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. Spire Marketing also has concentrations of credit risk in certain individually significant counterparties. Spire Marketing closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations.
Risk management policies, including the use of derivative instruments, may not fully protect Gas Marketing’s sales and results of operations from volatility and may result in financial losses.
In the course of its business, Spire Marketing enters into contracts to purchase and sell natural gas at fixed prices and index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, Spire Marketing has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments.
Spire Marketing currently manages the commodity price risk associated with fixed-price commitments for the purchase or sale of natural gas by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the New York Mercantile Exchange, Inc. (NYMEX) and the Intercontinental Exchange (ICE) to lock in margins. These exchange-traded/cleared contracts may be designated as cash flow hedges of forecasted transactions. However, market conditions and regional price changes may cause ineffective portions of matched positions to result in financial losses. Additionally, to the extent that Spire Marketing’s natural gas contracts are classified as trading activities or do not otherwise qualify for the normal purchases or normal sales designation (or the designation is not elected), the contracts are recorded as derivatives at fair value each period. Accordingly, the associated gains and losses are reported directly in earnings and may cause volatility in results of operations. Gains or losses (realized and unrealized) on certain wholesale purchase and sale contracts, consisting of those classified as trading activities, are required to be presented on a net basis (instead of a gross basis) in the statements of consolidated income. Such presentation could result in volatility in the Company’s operating revenues.

Spire Marketing’s ability to meet its customers’ natural gas requirements may be impaired if contracted gas supplies and interstate pipeline services are not available or delivered in a timely manner.
Spire Marketing’s ability to deliver natural gas to its customers is contingent upon the ability of natural gas producers, other gas marketers, and interstate pipelines to fulfill delivery obligations to Spire Marketing under firm contracts. If these counterparties fail to perform, they have a contractual obligation to reimburse Spire Marketing for adverse consequences. Spire Marketing will attempt to use such reimbursements to obtain the necessary supplies so that it may fulfill its customer obligations. To the extent that it is unable to obtain the necessary supplies, Spire Marketing’s financial position and results of operations may be adversely impacted.
Regulatory and legislative developments pertaining to the energy industry may adversely impact Spire Marketing’s results of operations, financial condition and cash flows.
The Spire Marketing business is non-regulated, in that the rates it charges its customers are not established by or subject to approval by any regulatory body with jurisdiction over utilities. However, it is subject to various laws and regulations affecting the energy industry. New regulatory and legislative actions may adversely impact Spire Marketing’s results of operations, financial condition, and cash flows by potentially reducing customer growth opportunities and/or increasing the costs of doing business.
For example, Spire Marketing incurs additional costs to comply with new laws and regulations, such as the Dodd-Frank Act amendments to the Commodity Exchange Act, which authorizes the Commodity Futures Trading Commission (the CFTC) to regulate futures contracts, options and swaps. These derivative transactions include instruments and bilateral contracts that Spire Marketing uses to hedge or mitigate ongoing commercial risks. The Dodd-Frank Act contemplates that most standardized swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility, subject to certain exceptions. In addition, the CFTC’s rules require companies, include Spire Marketing, to maintain regulatory records of swap transactions, and to report swaps to centralized swap data repositories (SDRs), among other new compliance obligations. Although Spire Marketing may qualify for exceptions to certain of the new CFTC rules, its derivatives counterparties will be subject to new capital, margin, documentation and business conduct requirements imposed as a result of the Dodd-Frank Act. Such new rules will increase transaction costs, and may make it more difficult for Spire Marketing to enter into hedging transactions on favorable terms or affect the number and/or creditworthiness of available swap counterparties. The full impact of the new CFTC requirements will not be known definitively until all of the Dodd-Frank Act regulations have been finalized and fully implemented. Spire Marketing’s inability to enter into derivatives instruments or other commercial risk hedging transactions on favorable terms, or at all, could increase operating expenses and expose it to unhedged commercial risks, including potential adverse changes in commodity prices.
In addition, as the regulatory environment for the natural gas industry increases in complexity, the risk of inadvertent noncompliance could also increase. If the business fails to comply with applicable laws and regulations, whether existing or new ones, it could be subject to fines, penalties or other enforcement action by the authorities that regulate its operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Spire
Refer to the information below about the principal properties of Spire Missouri and Spire Alabama. The Spire EnergySouth utilities own approximately 5,500 miles of pipelines. Other properties of Spire and its subsidiaries, including Spire Marketing and Spire EnergySouth, do not constitute a significant portion of its properties. The current leases for office space in downtown St. Louis commenced in early 2015, with terms ranging from 10 to 20 years, with multiple renewal options. For further information on leases see Note 16, Commitments and Contingencies, of the Notes to Financial Statements in Item 8.
Spire Missouri
The principal properties of Spire Missouri consist of its gas distribution system, which includes more than 30,000 miles of main and related service lines, odorization and regulation facilities, and customer meters. The mains and service lines are located in municipal streets or alleys, public streets or highways, or on lands of others for which we have obtained the necessary legal rights to place and operate our facilities on such property. Spire Missouri has an underground natural gas storage facility, several operating centers, and other related properties. Substantially all of Spire Missouri’s utility plant is subject to the liens of its mortgage. All the properties of Spire Missouri are held in fee, or by easement, or under lease agreements. The principal lease agreements include underground storage rights that are of indefinite duration.
Spire Alabama
The properties of Spire Alabama consist primarily of its gas distribution system, which includes approximately 23,000 miles of main and related service lines, odorization and regulation facilities, and customer meters. The mains and service lines are located in municipal streets or alleys, public streets or highways, or on lands of others for which we have obtained the necessary legal rights to place and operate our facilities on such property. Spire Alabama also has four LNG facilities, several operating centers, and other related properties. All of the properties of Spire Alabama are held in fee, or by easement, or under lease agreements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT – Listed below are executive officers as defined by the SEC for Spire, Spire Missouri and Spire Alabama. Their ages, at September 30, 2017, and positions are listed below along with their business experience during the past five years.

Name	Age	Position with Company (1)	Appointed (2)

S. Sitherwood	57	Spire
		President and Chief Executive Officer	February 2012

Spire Missouri
		Chairman of the Board	January 2015
		Chairman of the Board and Chief Executive Officer	October 2012
		Chairman of the Board, Chief Executive Officer and President	February 2012

Spire Alabama
		Chairman of the Board	September 2014

S. L. Lindsey (3)	51	Spire
		Executive Vice President, Chief Operating Officer, Distribution Operations	October 2012

Spire Missouri
		Chief Executive Officer and President	January 2015
		President	October 2012

Spire Alabama
		Chief Executive Officer	September 2014

S. P. Rasche	57	Spire
		Executive Vice President and Chief Financial Officer	November 2013
		Senior Vice President, Chief Financial Officer	October 2013
		Senior Vice President, Finance and Accounting	May 2012

Spire Missouri
		Chief Financial Officer	May 2012

Spire Alabama
		Chief Financial Officer	September 2014

M. C. Darrell	59	Spire
		Senior Vice President, General Counsel and Chief Compliance Officer	May 2012

M. C. Geiselhart	58	Spire
		Senior Vice President, Strategic Planning and Corporate Development	January 2015
		Vice President, Strategic Planning and Corporate Development	February 2014
		Vice President, Strategic Development and Planning	August 2006

K. A. Smith	59	Spire Alabama
		President	April 2015
		Vice President, System Integrity	August 2011

(1)
The information provided relates to the Company and its principal subsidiaries. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.

(2)
Officers of Spire are normally reappointed by the Board of Directors in November of each year. Officers of Spire Missouri and Spire Alabama are normally reappointed by their boards of directors in January of each year.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Spire
Spire’s common stock trades on The New York Stock Exchange (NYSE) under the symbol “SR.” The high and the low sales price for the common stock for each quarter in the two most recent fiscal years were:

	2017		2016
	High	Low	High	Low
1st Quarter	$66.65	$59.54	$61.04	$53.86
2nd Quarter	68.30	62.33	68.79	57.10
3rd Quarter	72.83	63.84	70.87	61.00
4th Quarter	78.00	68.30	71.21	61.96
The number of holders of record as of November 10, 2017 was 3,224.
Dividends declared on common stock for the two most recent fiscal years were:

	2017	2016
1st Quarter	$0.525	$0.49
2nd Quarter	0.525	0.49
3rd Quarter	0.525	0.49
4th Quarter	0.525	0.49
We have continuously paid a cash dividend to our common shareholders since 1946, with 2017 marking the 14th consecutive year of increasing the dividend on an annualized basis. Dividends are payable at the discretion of our Board of Directors. Future payment of dividends, and the amount of these dividends, will depend on our financial condition, results of operations, capital requirements, and other factors. We declared quarterly cash dividends on our common stock in 2017 and 2016, totaling $2.10 per share and $1.96 per share, respectively.
For disclosures related to securities authorized for issuance under equity compensation plans, see Item 12.
During the three months ended September 30, 2017, the only repurchases of our common stock was pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	347	$69.55	—	—
August 1, 2017 - August 31, 2017	—	—	—	—
September 1, 2017 - September 30, 2017	—	—	—	—
Total	347	$69.55	—	—

Performance Graph
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

September 30,	2012	2013	2014	2015	2016	2017
Spire Inc.	$100.00	$108.90	$116.61	$142.06	$171.23	$206.75
S&P 500 Index	100.00	119.34	142.89	142.02	163.93	194.44
S&P Utilities Index	100.00	106.99	125.32	133.55	156.74	175.60
* Cumulative total return is based on a $100 investment on September 30, 2012, assuming reinvestment of dividends.

Spire Missouri
Spire Missouri common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange. Dividends declared on common stock for the two most recent fiscal years were:

	2017	2016
1st Quarter	$600.15	$864.30
2nd Quarter	—	866.20
3rd Quarter	—	909.86
4th Quarter	—	569.64
Spire Missouri’s mortgage contains restrictions on its ability to pay cash dividends on its common stock, as described in further detail in Note 5, Shareholders’ Equity, of the Notes to Financial Statements in Item 8. As of September 30, 2017 and 2016, the amount under the mortgage’s formula that was available to pay dividends was $1,010.8 and $916.8, respectively.
Spire periodically purchases common stock of Spire Missouri with the price set at the book value of Spire Missouri common stock as of the most recently completed fiscal quarter. There were no sales of Spire Missouri common stock during the three most recent fiscal years.
Spire Alabama
Spire Alabama common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.
Dividends declared on common stock for the two most recent fiscal years were:

	2017	2016
1st Quarter	$3.42	$3.80
2nd Quarter	1.90	4.06
3rd Quarter	3.42	4.06
4th Quarter	4.94	4.06

Item 6. Selected Financial Data

Spire	Fiscal Years Ended September 30
(Dollars in millions, except per share amounts)	2017	2016(1)	2015	2014(2)	2013(3)
Statements of Income data
Total Operating Revenues	$1,740.7	$1,537.3	$1,976.4	$1,627.2	$1,017.0
Net Income	161.6	144.2	136.9	84.6	52.8
Common Stock data
Diluted Earnings Per Share of Common Stock	$3.43	$3.24	$3.16	$2.35	$2.02
Dividends Declared Per Share of Common Stock	2.10	1.96	1.84	1.76	1.70
Balance Sheet data (4)
Total Assets	$6,546.7	$6,064.4	$5,277.6	$5,059.3	$3,117.3
Long-Term Debt (less current portion)	1,995.0	1,820.7	1,758.9	1,836.3	904.6
Net Economic Earnings data (5)
Net Income (GAAP)	$161.6	$144.2	$136.9	$84.6	$52.8
Unrealized loss (gain) on energy-related derivatives	6.0	(0.1)	(2.8)	(1.6)	1.0
Lower of cost or market inventory adjustments	—	0.2	0.4	(1.1)	1.4
Realized (gain) loss on economic hedges prior to the sale of the physical commodity	(0.3)	(1.6)	2.4	(0.4)	—
Acquisition, divestiture and restructuring activities	4.0	9.2	9.8	29.5	17.3
Gain on sale of property	—	—	(7.6)	—	—
Income tax effect of adjustments	(3.7)	(2.8)	(0.8)	(10.9)	(7.6)
Net Economic Earnings (Non-GAAP)	$167.6	$149.1	$138.3	$100.1	$64.9
Diluted Earnings per Share of Common Stock:
Net Income (GAAP)	$3.43	$3.24	$3.16	$2.35	$2.02
Unrealized loss (gain) on energy-related derivatives	0.13	—	(0.07)	(0.04)	0.04
Lower of cost or market inventory adjustments	—	0.01	0.01	(0.03)	0.05
Realized (gain) loss on economic hedges prior to the sale of the physical commodity	(0.01)	(0.04)	0.06	(0.01)	—
Acquisition, divestiture and restructuring activities	0.09	0.21	0.23	0.82	0.67
Gain on sale of property	—	—	(0.18)	—	—
Income tax effect of adjustments	(0.08)	(0.06)	(0.02)	(0.31)	(0.29)
Weighted average shares adjustment	—	0.06	—	0.27	0.38
Net Economic Earnings (Non-GAAP)	$3.56	$3.42	$3.19	$3.05	$2.87

(1)
Effective September 12, 2016, Spire completed the purchase of 100% of the outstanding common stock of Spire EnergySouth for $344 (including assumed debt of $67.0). Spire funded the purchase price with a combination of the issuance of approximately 2.2 million shares of common stock on May 17, 2016, the issuance of $165.0 aggregate principal amount of senior notes on September 9, 2016, and cash on hand.

(2)
Effective August 31, 2014, Spire completed the purchase of 100% of the outstanding common stock of Spire Alabama for $1,590.3 (including assumed debt of $264.8), funded with a combination of the issuance of 10.35 million shares of common stock and 2.875 million equity units completed on June 11, 2014, the issuance of $625.0 aggregate principal amount of senior notes on August 19, 2014, and cash on hand.

(3)
Effective September 1, 2013, Spire Missouri completed the purchase of substantially all of the assets and liabilities of Missouri Gas Energy (now Spire Missouri West) for $940.2, supported by a combination of the issuance of approximately 10.0 million shares of common stock completed on May 29, 2013 and the issuance by Spire Missouri of $450.0 of first mortgage bonds on August 13, 2013.

(4)
Balance Sheet data for fiscal years 2013-2016 has been restated to retrospectively reflect the impact of implementing Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, during fiscal 2017.

(5)
This section contains the non-GAAP financial measures of net economic earnings (NEE) and net economic earnings per share (NEEPS). NEEPS are calculated by replacing consolidated net income with consolidated NEE in the GAAP diluted earnings per share calculation. Each reconciling item between NEE and net income is shown pre-tax, with total related income taxes calculated by applying effective federal, state, and local income tax rates applicable to ordinary income to those amounts. 2016 NEEPS excludes the impact of the May 2016 equity offering to fund the acquisition of Spire EnergySouth. 2014 NEEPS excludes the impact of the June 2014 equity offerings to fund the acquisition of Spire Alabama. 2013 NEEPS excludes the impact of the May 2013 equity offering to fund the Spire Missouri West acquisition. The weighted-average diluted shares used in the NEEPS calculation for fiscal years 2016, 2014, and 2013 were 43.5, 32.7, and 22.5, respectively, compared to 44.3, 35.9, and 26.0, respectively, used in the GAAP EPS calculations for those years. For more information on net economic earnings data, refer to the Earnings section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share and per unit amounts)
INTRODUCTION
This section analyzes the financial condition and results of operations of Spire Inc. (Spire or the Company), Spire Missouri Inc. (Spire Missouri or the Missouri Utilities), and Spire Alabama Inc. (Spire Alabama). Spire Missouri, Spire Alabama, and Spire EnergySouth Inc. (Spire EnergySouth) are wholly owned subsidiaries of the Company. Spire Missouri changed its name from Laclede Gas Company on August 30, 2017, and Spire Alabama changed its name from Alabama Gas Corporation on September 1, 2017. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth Inc. (formerly known as EnergySouth, Inc.) are collectively referred to as the Utilities. The subsidiaries of Spire EnergySouth are Spire Gulf Inc. (Spire Gulf, formerly known as Mobile Gas Service Corporation) and Spire Mississippi Inc. (Spire Mississippi, formerly known as Willmut Gas & Oil Company). This section includes management’s view of factors that affect the respective businesses of the Company, Spire Missouri, and Spire Alabama, explanations of financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company’s, Spire Missouri’s and Spire Alabama’s overall financial condition and liquidity.
Reference is made to “Item 1A. Risk Factors” and “Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited financial statements and accompanying notes thereto of Spire, Spire Missouri and Spire Alabama included in “Item 8. Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS
Overview
The Company has two key business segments: Gas Utility and Gas Marketing. Spire’s earnings are primarily derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. Due to the seasonal nature of the Utilities’ business, earnings of Spire, Spire Missouri and Spire Alabama are typically concentrated during the heating season of November through April each fiscal year.
Gas Utility - Spire Missouri
Spire Missouri is Missouri’s largest natural gas distribution utility and is regulated by the Missouri Public Service Commission (MoPSC). Spire Missouri serves St. Louis and eastern Missouri through Spire Missouri East (formerly Laclede Gas Company) and serves Kansas City and western Missouri through Spire Missouri West (formerly Missouri Gas Energy, or MGE). Spire Missouri delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The earnings of Spire Missouri are primarily generated by the sale of heating energy. The rate design for each service territory serves to lessen the impact of weather volatility on its customers during cold winters and stabilize Spire Missouri’s earnings.
Gas Utility - Spire Alabama
Spire Alabama is the largest natural gas distribution utility in the state of Alabama. Spire Alabama’s service territory is located in central and northern Alabama. Among the cities served by Spire Alabama are Birmingham, the center of the largest metropolitan area in the state, and Montgomery, the state capital. Spire Alabama is regulated by the Alabama Public Service Commission (APSC). Spire Alabama purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial, and industrial customers and other end-users of natural gas. Spire Alabama also provides transportation services to large industrial and commercial customers located on its distribution system. These transportation customers, using Spire Alabama as their agent or acting on their own, purchase gas directly from marketers or suppliers and arrange for delivery of the gas into the Spire Alabama distribution system. Spire Alabama charges a fee to transport such customer-owned gas through its distribution system to the customers’ facilities.

Gas Marketing
Spire Marketing Inc. (Spire Marketing) is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. Spire Marketing markets natural gas across the country with the core of its footprint located in and around the central United States (US). It holds firm transportation and storage contracts in order to effectively manage its customer base, which consists of producers, pipelines, power generators, storage operators, municipalities, utility companies, and large commercial and industrial customers.
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
Gas Utility
The Utilities seek to provide reliable natural gas services at a reasonable cost, while maintaining and building secure and dependable infrastructures. The Utilities’ strategies focus on improving both performance and the ability to recover their authorized distribution costs and rates of return. The Utilities’ distribution costs are the essential, primarily fixed, expenditures it must incur to operate and maintain more than 58,000 miles of mains and services comprising the natural gas distribution systems and related storage facilities for Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth.
The Utilities’ distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the rate-making process, and recovery of these types of costs is included in revenues generated through the Utilities’ tariff rates. Spire Missouri’s tariff rates are approved by the MoPSC, whereas Spire Alabama’s tariff rates are approved by the APSC. The subsidiaries of Spire EnergySouth, Spire Gulf and Spire Mississippi, have tariff rates that are approved by the APSC and Mississippi Public Service Commission (MSPSC), respectively. Spire Missouri also has an off-system sales and capacity release income stream that is regulated by tariff.

Spire Missouri’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. Spire Missouri is allowed to retain the following portions of annual income (shown by service territory):

	Customer Share	Company Share
Spire Missouri East
First $2.0 of pre-tax income*	85%	15%
Next $2.0 of pre-tax income	80%	20%
Next $2.0 of pre-tax income	75%	25%
Amounts of pre-tax income exceeding $6.0	70%	30%
* Customer share was set to 85% and company share set to 15% in fiscal 2017. For fiscal 2016 and 2015, the customer share and company share were 100% and 0%, respectively.
Spire Missouri West
First $1.2 of pre-tax income	85%	15%
Next $1.2 of pre-tax income	80%	20%
Next $1.2 of pre-tax income	75%	25%
Amounts of pre-tax income exceeding $3.6	70%	30%
Some of the factors impacting the level of off-system sales include the availability and cost of Spire Missouri’s natural gas supply, the weather in its service area, and the weather in other markets. When Spire Missouri’s service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of Spire Missouri’s natural gas supply is available for off-system sales.
The Utilities work actively to reduce the impact of wholesale natural gas price volatility on their costs by strategically structuring their natural gas supply portfolios to increase their gas supply availability and pricing alternatives. They may also use derivative instruments to hedge against significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Purchased Gas Adjustment (PGA) clause of Spire Missouri, Spire Gulf, and Spire Mississippi and Spire Alabama’s Gas Supply Adjustment (GSA) rider allow the Utilities to flow through to customers, subject to prudence review by the public service commissions, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of derivative instruments to mitigate volatility in the cost of natural gas, as well as gas inventory carrying costs. As of September 30, 2017, Spire Missouri had active derivative positions, but Spire Alabama has had no gas supply derivative instrument activity since 2010. The Utilities believe they will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.
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
Gas Marketing
Spire Marketing is engaged in the marketing of natural gas and providing energy services to both on-system utility transportation customers and customers outside of the Utilities’ traditional service areas. Spire Marketing utilizes its natural gas supply agreements, transportation agreements, park and loan agreements, storage agreements, and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price and volatility risks associated with providing such services to its customers through the use of a variety of risk management activities, including the use of exchange-traded/cleared derivative instruments and other contractual arrangements. Spire Marketing is committed to managing commodity price risk while it seeks to expand the services that it now provides. Nevertheless, income from the Gas Marketing operations is subject to more fluctuations in market conditions than the Utilities’ operations.
The Gas Marketing business is directly impacted by the effects of competition in the marketplace, the impacts of new infrastructure, surplus natural gas supplies, and the addition of new demand from exports, power generation and industrial load. Spire Marketing’s management expects a growing need for marketing services across the country as customers manage seasonal variability and marketplace volatility.

In addition to its operating cash flows, Spire Marketing relies on Spire’s parental guarantees to secure its purchase and sales obligations of natural gas, and it also has access to Spire’s liquidity resources. A large portion of Spire Marketing’s receivables are from customers in the energy industry. It also enters into netting arrangements with many of its energy counterparties to reduce overall credit and collateral exposure. Although Spire Marketing’s uncollectible amounts are closely monitored and have not been significant, increases in uncollectible amounts from customers are possible and could adversely affect Gas Marketing’s liquidity and results of operations.
Spire Marketing carefully monitors the creditworthiness of counterparties to its transactions. It performs in-house credit reviews of potential customers and may require credit assurances such as prepayments, letters of credit, or parental guarantees when appropriate. Credit limits for customers are established and monitored.
As a result of infrastructure optimization activities and an abundance of natural gas supply, Spire Marketing cannot be certain that all of its wholesale purchase and sale transactions will settle physically. As such, certain transactions are designated as trading activities for financial reporting purposes, due to their settlement characteristics. Results of operations from trading activities are reported on a net basis in Gas Marketing operating revenues (or expenses, if negative), which may cause volatility in the Company’s operating revenues, but have no effect on operating income or net income.
In the course of its business, Spire Marketing enters into commitments associated with the purchase or sale of natural gas. In accordance with US generally accepted accounting principles (GAAP), some of its purchase and sale transactions are not recognized in earnings until the natural gas is physically delivered, while other energy-related transactions, including those designated as trading activities, are required to be accounted for as derivatives, with the changes in their fair value (representing unrealized gains or losses) recorded in earnings in periods prior to settlement. Because related transactions of a purchase and sale strategy may be accounted for differently, there may be timing differences in the recognition of earnings under GAAP and economic earnings realized upon settlement. The Company reports both GAAP and net economic earnings (non-GAAP), as discussed below.
Other
In addition to the Gas Utility and Gas Marketing segments, other non-utility activities of the Company include:

•	unallocated corporate items, including certain debt and associated interest costs;

•
Spire STL Pipeline, a subsidiary of Spire planning construction and operation of a proposed 65-mile Federal Energy Regulatory Commission (FERC) regulated pipeline to deliver natural gas into eastern Missouri; and

•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas and risk management, among other activities.

EARNINGS
Net income reported by Spire, Spire Missouri and Spire Alabama is determined in accordance with GAAP. Management also uses the non-GAAP financial measures of net economic earnings, net economic earnings per share and contribution margin when internally evaluating and reporting results of operations. These non-GAAP operating metrics should not be considered as alternatives to, or more meaningful than, GAAP measures such as net income, earnings per share and operating income. Reconciliations of non-GAAP financial measures to the most directly comparable GAAP measures are provided on the following pages.
Non-GAAP Measures - Net Economic Earnings and Net Economic Earnings Per Share
Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions as well as acquisition, divestiture, and restructuring activities. These fair value and timing adjustments are made in instances where the accounting treatment differs from what management considers the economic substance of the underlying transaction, including the following:

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
Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. In addition, management excludes the impact related to certain acquisition, divestiture, and restructuring activities when evaluating on-going performance, and therefore excludes these impacts from net economic earnings. Similarly, in fiscal years 2016, 2014 and 2013, net economic earnings per share excludes the impact of shares issued in those years to finance acquisitions that closed late in each fiscal year. Management believes that this presentation provides a useful representation of operating performance by facilitating comparisons of year-over-year results. The definition and measurement of net economic earnings provided above is consistent with that used by management and the Board of Directors in assessing the Company’s, Spire Missouri’s and Spire Alabama’s performance as well as determining performance under the Company’s, Spire Missouri’s and Spire Alabama’s incentive compensation plans. Further, the Company believes this better enables an investor to view the Company’s, Spire Missouri’s and Spire Alabama’s performance in that period on a basis that would be comparable to prior periods.
Reconciliations of net economic earnings and net economic earnings per share to the Company’s most directly comparable GAAP measures are provided on the following pages.
Non-GAAP Measure - Contribution Margin
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of contribution margin when evaluating results of operations. The Utilities pass to their customers (subject to prudence review by, as applicable, the MoPSC, APSC, or MSPSC) increases and decreases in the wholesale cost of natural gas in accordance with their PGA clauses or GSA rider. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes and gross receipts tax expense (which are calculated as a percentage of revenues), with the same amount (excluding immaterial timing differences) included in revenues, has no direct effect on operating income. Contribution margin is defined as operating revenues less natural and propane gas costs and gross receipts tax expense. As these items are reflected in both operating revenue and operating expenses and management has little control over these amounts for the Utilities, management believes that contribution margin is a useful supplemental measure. In addition, it is management’s belief that contribution margin and the remaining operating expenses that calculate operating income are useful in assessing the Company’s and the Utilities’ performance as management has more ability to influence control over these revenues and expenses.

Spire
Overview – Net Income (Loss)

	Gas Utility	Gas Marketing	Other	Consol-idated	Per Diluted Share**
Year Ended September 30, 2017
Net Income (Loss) (GAAP)	$180.5	$3.4	$(22.3)	$161.6	$3.43
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	0.1	5.9	—	6.0	0.13
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.3)	—	(0.3)	(0.01)
Acquisition, divestiture and restructuring activities	1.5	—	2.5	4.0	0.09
Income tax effect of adjustments*	(0.6)	(2.2)	(0.9)	(3.7)	(0.08)
Net Economic Earnings (Loss) (Non-GAAP)	$181.5	$6.8	$(20.7)	$167.6	$3.56

Year Ended September 30, 2016
Net Income (Loss) (GAAP)	$159.0	$7.1	$(21.9)	$144.2	$3.24
Adjustments, pre-tax:
Unrealized (gain) loss on energy-related derivatives	(0.3)	0.2	—	(0.1)	—
Lower of cost or market inventory adjustments	—	0.2	—	0.2	0.01
Realized gain on economic hedges prior to the sale of the physical commodity	—	(1.6)	—	(1.6)	(0.04)
Acquisition, divestiture and restructuring activities	2.3	—	6.9	9.2	0.21
Income tax effect of adjustments*	(0.7)	0.5	(2.6)	(2.8)	(0.06)
Weighted average shares adjustment **	—	—	—	—	0.06
Net Economic Earnings (Loss) (Non-GAAP)	$160.3	$6.4	$(17.6)	$149.1	$3.42

Year Ended September 30, 2015
Net Income (Loss) (GAAP)	$153.3	$4.1	$(20.5)	$136.9	$3.16
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	(0.1)	(2.7)	—	(2.8)	(0.07)
Lower of cost or market inventory adjustments	—	0.4	—	0.4	0.01
Realized loss on economic hedges prior to the sale of the physical commodity	—	2.4	—	2.4	0.06
Acquisition, divestiture and restructuring activities	3.1	—	6.7	9.8	0.23
Gain on sale of property	(7.6)	—	—	(7.6)	(0.18)
Income tax effect of adjustments*	1.7	—	(2.5)	(0.8)	(0.02)
Net Economic Earnings (Loss) (Non-GAAP)	$150.4	$4.2	$(16.3)	$138.3	$3.19

*	Income tax effect is calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**
Fiscal 2016 net economic earnings per share excludes the impact of the May 2016 equity issuance to fund a portion of the acquisition of Spire EnergySouth. The weighted average diluted shares used in the net economic earnings per share calculation for the fiscal year ended September 30, 2016 was 43.5 compared to 44.3 in the GAAP diluted earnings per share (EPS) calculation. For fiscal years 2017 and 2015, net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted EPS calculation.

2017 vs. 2016
Consolidated
Spire’s net income was $161.6 in fiscal 2017, compared with $144.2 in fiscal 2016. Basic and diluted earnings per share were $3.44 and $3.43, respectively, for fiscal 2017 compared with basic and diluted earnings per share of $3.26 and $3.24, respectively, for fiscal 2016. Net economic earnings were $167.6 (or $3.56 per share) in fiscal 2017, compared with $149.1 (or $3.42 per share) in fiscal 2016, an increase of $18.5. Net income increased in fiscal 2017 compared to fiscal 2016 primarily due to $21.5 income growth in the Gas Utility segment, partly offset by a $3.7 income decline in the Gas Marketing segment and a $0.4 larger loss from other activities.
Gas Utility
Gas Utility net income and net economic earnings increased by $21.5 and $21.2, respectively, in fiscal 2017, compared to fiscal 2016. The increases to net income and net economic earnings were driven by the $9.6 income growth generated by the Spire EnergySouth acquisition, margin growth and combined lower O&M expenses at Spire Missouri and Spire Alabama. The margin growth was driven by higher Infrastructure System Replacement Surcharge (ISRS) charges at the Missouri Utilities and net favorable regulatory adjustments at Spire Alabama, partly offset by weather impacts resulting from warmer winter temperatures. These impacts were partly offset by increases in depreciation and amortization expenses. Additionally, interest expense was higher due to the Spire EnergySouth acquisition and higher interest charges experienced by Spire Missouri. Income taxes were also higher due to the Spire EnergySouth acquisition and higher pre-tax income for both Spire Missouri and Spire Alabama. Further details are discussed in the Gas Utility, Spire Missouri, and Spire Alabama sections below.
Gas Marketing
Gas Marketing reported net income totaling $3.4, a decrease of $3.7 compared with the same period last year. Net economic earnings for fiscal 2017 increased $0.4 from fiscal 2016. The decrease in net income was primarily attributable to unfavorable mark-to-market (MTM) activity in the current year. Net economic earnings benefited from increased value from spreads and asset optimization in the current year versus the prior year. Further details are discussed in the Gas Marketing section below.
Other
The combined increase in net loss and net economic loss for the Company’s other non-utility activities were $0.4 and $3.1, respectively, for fiscal 2017 compared to the same period last year. The increased loss was primarily the result of higher current year interest charges associated with the September 2016 acquisition of Spire EnergySouth.
Operating Revenues and Operating Expenses
Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2017
Operating Income (Loss)	$321.6	$5.2	$(5.1)	$—	$321.7
Operation and maintenance expenses	409.1	5.9	11.8	(5.5)	421.3
Depreciation and amortization	153.5	0.1	0.5	—	154.1
Taxes, other than income taxes	137.8	0.5	0.2	—	138.5
Less: Gross receipts tax expense	(83.0)	(0.1)	—	—	(83.1)
Contribution Margin (Non-GAAP)	939.0	11.6	7.4	(5.5)	952.5
Natural and propane gas costs	645.9	67.6	0.3	(8.7)	705.1
Gross receipts tax expense	83.0	0.1	—	—	83.1
Operating Revenues	$1,667.9	$79.3	$7.7	$(14.2)	$1,740.7

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2016
Operating Income (Loss)	$278.3	$11.8	$(7.8)	$—	$282.3
Operation and maintenance expenses	379.3	5.6	12.1	(2.4)	394.6
Depreciation and amortization	136.9	0.1	0.5		137.5
Taxes, other than income taxes	125.2	0.3	(0.2)		125.3
Less: Gross receipts tax expense	(75.3)	(0.1)	—	—	(75.4)
Contribution Margin (Non-GAAP)	844.4	17.7	4.6	(2.4)	864.3
Natural and propane gas costs	539.7	60.7	0.2	(3.0)	597.6
Gross receipts tax expense	75.3	0.1	—	—	75.4
Operating Revenues	$1,459.4	$78.5	$4.8	$(5.4)	$1,537.3

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2015
Operating Income (Loss)	$274.6	$6.8	$(8.9)	$—	$272.5
Operation and maintenance expenses	391.5	5.4	11.7	(1.0)	407.6
Depreciation and amortization	129.9	0.3	0.6	—	130.8
Taxes, other than income taxes	142.2	0.4	—	—	142.6
Less: Gross receipts tax expense	(96.1)	(0.2)	—	—	(96.3)
Contribution Margin (Non-GAAP)	842.1	12.7	3.4	(1.0)	857.2
Natural and propane gas costs	957.6	140.5	0.3	(75.5)	1,022.9
Gross receipts tax expense	96.1	0.2	—	—	96.3
Operating Revenues	$1,895.8	$153.4	$3.7	$(76.5)	$1,976.4
Consolidated
Spire reported operating revenues of $1,740.7 for the year ended September 30, 2017 compared with for $1,537.3 the same period last year. The increase was driven primarily by the Utilities, the result of the Spire EnergySouth acquisition, higher ISRS charges at Spire Missouri, favorable regulatory adjustments at Spire Alabama, and higher gas costs passed on to customers in both Missouri and Alabama. These positive drivers were partly offset by lower demand as a result of warmer weather. Spire’s contribution margin increased $88.2 for the twelve months ended September 30, 2017, compared to the same period last year. The increase was primarily due to higher contribution margin of $94.6 for the Gas Utility segment, slightly offset by the lower contribution margin reported in Gas Marketing. Operation and maintenance (O&M) expenses increased $26.7 for the twelve months ended September 30, 2017 as compared to the same period last year, as discussed below. Depreciation and amortization expenses increased $16.6, driven principally by the Spire EnergySouth acquisition and continued infrastructure investment at Spire Missouri and Spire Alabama in fiscal 2017.
Gas Utility
Operating Revenues – Gas Utility operating revenues for fiscal 2017 increased $208.5 compared to fiscal 2016, and was attributable to the following factors:

New customer revenue from Spire EnergySouth acquisition	$92.1
Higher wholesale gas costs passed on to customers	87.2
Spire Alabama – Lower Rate Stabilization and Equalization (RSE) revenue reduction and higher Cost Control Measure (CCM) benefit	19.2
Spire Missouri - Higher off-system sales and capacity release	17.9
Spire Missouri - Higher ISRS charges	14.2
Higher gross receipts tax	4.9
Weather / temperature adjustment impact	(27.3)
All other	0.3
Total Variation	$208.5

Contribution Margin – Gas Utility contribution margin was $939.0 for fiscal 2017, a $94.6 increase over the same period last year. The increase was attributable to the following factors:

Contribution margin from Spire EnergySouth acquisition	$66.6
Spire Alabama – Lower RSE revenue reduction and higher CCM benefit	19.2
Spire Missouri - Higher ISRS charges	14.2
Spire Missouri - Higher off-system sales and capacity release	1.4
Weather / temperature adjustment impact	(8.6)
All other	1.8
Total Variation	$94.6
The increase was primarily attributable to the $66.6 of operating margin resulting from the Spire EnergySouth acquisition, lower RSE revenue adjustments, beneficial CCM and return on capital impacts totaling $19.2 for Spire Alabama, and benefits of higher ISRS charges for the Missouri Utilities in 2017 of $14.2. These positive impacts offset the negative impact of weather and temperature adjustments. Temperatures in the Spire Missouri territory experienced degree days that were 1% warmer than last year and 20% warmer than normal. Degree days in the Spire Alabama service areas in fiscal 2017 were 15% warmer than the prior year, and 35% warmer than normal. Temperatures are a significant part of the Utilities’ rate cases, contributing to the constrained margins experienced in the current year.
Operating Expenses – Depreciation and amortization expenses for the twelve months ended September 30, 2017 increased $16.6 from the same period last year, $10.0 the result of the Spire EnergySouth acquisition, $4.5 due to Spire Missouri and $2.1 relating to Spire Alabama, principally the result of continued infrastructure capital spending in fiscal 2017. O&M expenses increased $29.8 for the twelve months ended September 30, 2017 compared to the same period in the prior year. Excluding the impact of the $33.5 increase relating to the Spire EnergySouth acquisition, O&M expenses were $3.7 below prior year levels due primarily to lower employee-related costs that were only partly offset by higher professional services. The employee labor-costs were favorably impacted by the warmer weather experienced in both the Spire Missouri and Spire Alabama service territories. Taxes other than income taxes were $12.6 higher in the current year, with $7.6 of the increase attributable to the Spire EnergySouth acquisition. $4.2 of the increase was related to the higher gross receipt taxes due to the higher revenues, with the remainder of the variance related to property tax expense at Spire Missouri.
Gas Marketing
Operating Revenues – Gas Marketing operating revenue for the twelve months ended September 30, 2017 increased $0.8 from the same period last year. The variance in revenues reflects the impact of higher total volumes and higher commodity pricing levels offset by the effect of increased trading activities, and unfavorable mark-to-market adjustments on derivatives. Under GAAP, revenues associated with trading activities are presented net of related costs. Average pricing for the twelve months ended September 30, 2017 was approximately $2.897/MMBtu versus approximately $2.286/MMBtu for fiscal 2016, an increase of $0.611/MMBtu.
Contribution Margin – Gas Marketing contribution margin was $11.6 for fiscal 2017, a $6.1 decrease compared to the same period last year, with that variance significantly impacted by unfavorable fair value adjustments on derivative holdings in the current year, and favorable adjustments in the prior year. Removing these fair value adjustments from both periods, contribution margin is $0.7 higher than last year, reflecting favorable wholesale trading volumes and storage optimization.
Other
Other operating revenue increased $2.9 for the twelve months ended September 30, 2017 compared to the same period in 2016, driven by higher reinsurance premiums. Other operating expenses were essentially flat with the prior year, as an increase in costs related to the reinsurance premiums was offset by a decrease in corporate-level integration expenses.

Interest Charges
Consolidated interest charges during the twelve months ended September 30, 2017 increased $11.9 versus the same period last year. The increase was primarily driven by the debt incurred and assumed as a result of the Spire EnergySouth acquisition generating interest expense of $8.5, combined with marginally higher interest rates on floating rate debt in the first six months of the year and higher interest rates on the senior notes issued in March of this year that were used to retire the $250.0 of floating rate debt. Also, for the twelve months ended September 30, 2017 and 2016, average short-term borrowings were $485.8 and $273.9, respectively, and the average interest rates on these borrowings were 1.2% and 0.9%, respectively.
Income Taxes
Consolidated income tax expense increased $8.1 in fiscal 2017 from fiscal 2016 primarily due to higher pre-tax income. The current year effective tax rate of 32.4% was essentially flat versus fiscal 2016’s effective rate of 32.5%.
Spire Missouri
Summary Operating Results

Year ended September 30,	2017	2016
Operating Income	$196.9	$186.9
Operation and maintenance expenses	243.8	244.4
Depreciation and amortization	93.1	88.6
Taxes, other than income taxes	99.8	96.3
Less: Gross receipts tax expense	(60.0)	(57.4)
Contribution Margin (non-GAAP)	573.6	558.8
Natural and propane gas costs	538.3	471.3
Gross receipts tax expense	60.0	57.4
Operating Revenues	$1,171.9	$1,087.5
Operating revenues during the twelve months ended September 30, 2017 increased $84.4 from the same period last year. Revenues were impacted primarily by higher gas costs of $50.9 passed on to customers, $17.9 higher off- system and capacity release sales, higher ISRS charges of $14.2, and higher gross receipts taxes of $3.3. These impacts were slightly offset by negative weather impacts.
Contribution margin for the twelve months ended September 30, 2017 increased $14.8 from the same period last year. Higher ISRS charges of $14.2 were only partly offset by a negative $2.6 weather impact attributable to the 1% warmer weather experienced in the current year.
O&M for the twelve months ended September 30, 2017 were $0.6 lower than the prior year. Lower employment-related costs were almost completely offset by higher professional services. Depreciation and amortization increased $4.5, reflecting continued infrastructure investments throughout Missouri. Interest expense in the current year was $1.7 greater than prior year, the result of a combination of higher short-term borrowings and higher average effective interest rates. Income taxes were $2.1 higher for the twelve months ended September 30, 2017 versus the comparable prior year period due to higher pre-tax book income, mitigated by a slightly lower effective tax rate.
Temperatures experienced in the Missouri Utilities’ service area during fiscal 2017 were 1% warmer than the same period last year and 20% warmer than normal. Normal temperatures are part of Spire Missouri’s rate case design, meaning the warmer than normal temperatures continued to constrain margins. Total system therms sold and transported were 1,482.1 million for fiscal 2017 compared with 1,479.3 million for fiscal 2016. Total off-system therms sold and transported outside of Spire Missouri’s service area were 175.6 million for fiscal 2017 compared with 183.3 million for fiscal 2016.

Spire Alabama
Summary Operating Results

Year ended September 30,	2017	2016
Operating Income	$105.8	$91.5
Operation and maintenance expenses	130.4	133.5
Depreciation and amortization	49.9	47.8
Taxes, other than income taxes	29.9	28.4
Less: Gross receipts tax expense	(19.5)	(17.9)
Contribution Margin (Non-GAAP)	296.5	283.3
Natural and propane gas costs	84.5	67.3
Gross receipts tax expense	19.5	17.9
Operating Revenues	$400.5	$368.5
Operating revenues for the twelve months ended September 30, 2017 increased $32.0 versus the comparable period ended September 30, 2016. Of the increase, $19.2 of the increase related to lower RSE return on equity revenue adjustments and higher CCM benefits in the current year, $11.2 resulted from weather/temperature adjustments, along with slightly higher gross receipts taxes of $1.6.
Contribution margin increased $13.2 versus prior year, as $19.2 in favorable RSE, CCM adjustments and return on capital more than offset negative weather and usage impacts of $6.0. Contributing to the favorable current year RSE return on equity adjustment impact was a fiscal 2016 reduction in revenues relating to a legal settlement of $6.0. There was no impact to net income, as this revenue adjustment offset a corresponding $6.0 gain recorded in other income.
O&M expenses for the twelve months ended September 30, 2017 decreased $3.1 versus the year ended September 30, 2016. The decrease in other operating expenses was driven primarily by lower employee-related costs, which were favorably impacted by the warmer weather in the current year. Depreciation and amortization was $2.1 higher versus the same period last year, the result of continued infrastructure investment throughout Spire Alabama’s service territory. Income tax expense increased $3.4, primarily due to the higher pre-tax book income earned in the current year.
Temperatures in Spire Alabama’s service area during the twelve months ended September 30, 2017 were 35% warmer than normal and 15% warmer than the same period a year earlier. Spire Alabama’s total therms sold and transported were 900.6 million for the twelve months ended September 30, 2017, compared with 878.1 million for the same period last year.
For further information on the GSA, RSE and CCM mechanisms, please see Note 1, Summary of Significant Accounting Policies, and Note 15, Regulatory Matters, in the Notes to Financial Statements.
2016 vs. 2015
Spire
Consolidated
Spire’s net income was $144.2 in fiscal 2016, compared with $136.9 in fiscal 2015. Basic and diluted earnings per share were $3.26 and $3.24, respectively, for fiscal 2016 compared with basic and diluted earnings per share of $3.16 for fiscal 2015. Net economic earnings were $149.1 (or $3.42 per share) in fiscal 2016, compared with $138.3 (or $3.19 per share) in fiscal 2015. Net income increased in fiscal 2016 compared to fiscal 2015 primarily due to $5.7 income growth in the Gas Utility segment and $3.0 income growth in the Gas Marketing segment, partly offset by a $1.4 larger loss from other activities.

Gas Utility
Gas Utility net income and net economic earnings increased by $5.7 and $9.9, respectively, in fiscal 2016, compared to 2015. The increases to net income and net economic earnings were driven by higher ISRS charges at Spire Missouri and net favorable regulatory adjustments at Spire Alabama, partly offset by lower volumes resulting from warmer winter temperatures. The segment also benefited from a decrease in O&M, which includes effects of the warmer weather. These impacts were partly offset by an increase in depreciation and amortization expenses. Additionally, interest expense was higher due to the increase experienced by Spire Missouri. Income taxes were also higher due to higher pre-tax income for both the Spire Missouri and Spire Alabama.
Gas Marketing
Gas Marketing reported net income totaling $7.1 in fiscal 2016, an increase of $3.0 compared to fiscal 2015. Net economic earnings for fiscal 2016 increased $2.2 from fiscal 2015. The increases in net income and net economic earnings were primarily attributable to increases in contribution margin, with the impact to net economic earnings being partly offset by mark-to-market activity as discussed in the Gas Marketing section below.
Other
The combined increase in net loss and net economic loss for the Company’s other non-utility activities were $1.4 and $1.3, respectively, for fiscal 2016 compared to the prior year. The increase was primarily the result of higher interest charges.
Operating Revenues and Operating Expenses
Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown above.
Consolidated
Spire reported operating revenues of $1,537.3 for the fiscal year ended September 30, 2016 compared with $1,976.4 for the same prior year period. The decrease was driven primarily by the Utilities, the result of lower volumes and lower gas costs passed on to customers. Spire’s contribution margin increased $7.1 for the twelve months ended September 30, 2016, compared to the same prior year period. The increase was primarily due to higher contribution margin of $5.0 and $2.3 for the Gas Marketing and Gas Utility segments, respectively, slightly offset by the lower contribution margin reported in Other. O&M expenses decreased $9.4 for the twelve months ended September 30, 2016 as compared to fiscal 2015, as discussed below. The decrease in O&M expenses was partially offset by $6.7 higher depreciation and amortization expense, driven principally by continued infrastructure investment at the Utilities in fiscal 2016.
Gas Utility
Operating Revenues – Gas Utility Operating Revenues for fiscal 2016 decreased $436.4 compared to fiscal 2015, and was primarily attributable to the following factors:

Lower wholesale gas costs passed on to customers	$(262.8)
Lower system sales volumes	(147.4)
Spire Missouri - Lower off-system sales and capacity release	(25.3)
Lower gross receipts tax	(21.8)
Spire Missouri - Higher ISRS charges	13.8
Spire Alabama - Lower RSE revenue adjustments	4.5
New customer revenue from Spire EnergySouth acquisition	3.3
All other	(0.7)
Total Variation	$(436.4)

Contribution Margin – Gas Utility contribution margin was $844.4 for fiscal 2016, a $2.3 increase over the same period of fiscal 2015. The increase was attributable to the following factors:

Lower system sales volume	$(18.0)
Spire Missouri - Higher ISRS charges	13.8
Spire Alabama - Lower RSE revenue adjustments	4.5
Contribution margin from Spire EnergySouth acquisition	2.2
All other	(0.2)
Total Variation	$2.3
The increase was primarily attributable to benefits of higher ISRS charges for Spire Missouri in 2016 of $13.8, lower RSE revenue adjustments, beneficial CCM and return on capital impacts totaling $4.5 for Spire Alabama, and $2.2 of contribution margin resulting from the Spire EnergySouth acquisition, which were mostly offset by the negative impact of lower sales volume. A $6.0 gain related to a legal settlement was recorded in other income, but contribution margin was reduced by a revenue adjustment corresponding to the $6.0 gain, resulting in no impact on net income. Temperatures in the Spire Missouri and Spire Alabama service areas in fiscal 2016 were 19.7% and 30% warmer than in the same period in the prior year, respectively, significantly contributing to the $18.0 negative volume impact on contribution margin in fiscal 2016.
Operating Expenses – Depreciation and amortization expenses for the twelve months ended September 30, 2016 increased $7.0 from the twelve months ended September 30, 2015, due principally to continued infrastructure capital spending in fiscal 2016. O&M expenses decreased $8.4 for the twelve months ended September 30, 2016 compared to the same period in the prior year. Excluding the impact of a $7.6 gain on the sale of property in 2015, O&M expenses were $16.0 below 2015 levels due primarily to lower bad debt expense (reflecting the impact of warmer weather experienced during the heating season) and employee-related costs.
Gas Marketing
Operating Revenues – Gas Marketing operating revenue for the twelve months ended September 30, 2016 decreased $74.9 from the same prior year period. The decrease in revenues reflects the impact of higher total volumes being more than offset by lower commodity pricing levels, the effect of increased trading activities, and favorable mark-to-market adjustments on derivatives. Average pricing for the twelve months ended September 30, 2016 was approximately $2.286/MMBtu versus approximately $3.066/MMBtu for 2015, a $0.781 decline.
Contribution Margin – Gas Marketing contribution margin was $17.7 for fiscal 2016, a $5.0 increase compared to fiscal 2015. Favorable wholesale trading volumes and storage optimization resulted in an $11.7 increase more than offsetting $7.9 of negative pricing impacts. Fair value adjustments accounted for an additional $1.2 favorable impact in fiscal 2016.
Other
Operating Revenue and Operating Expenses – Other operating revenue increased $1.1 for the twelve months ended September 30, 2016 compared to the same period in fiscal 2015, reflecting higher insurance revenues. Other O&M expenses were essentially flat with the prior year.
Interest Charges
Interest charges during the twelve months ended September 30, 2016 increased $2.6 from fiscal 2015. Interest expense reductions from the refinancing of $115.0 in Spire Alabama long-term debt in September and December of 2015, along with lower average short-term borrowings, have been offset by higher rates on short-term borrowings, interest on debt issued to finance the Spire EnergySouth acquisition, interest on acquired debt, and charges related to a temporary bridge facility commitment obtained and terminated during the third quarter of fiscal 2016 related to the Spire EnergySouth acquisition. For the twelve months ended September 30, 2016 and 2015, average short-term borrowings were $273.9 and $300.6, respectively, and the average interest rates on those borrowings were 0.9% and 0.7%, respectively.

Income Taxes
Consolidated income tax expense increased $7.3 in fiscal 2016 from fiscal 2015 primarily due to higher pre-tax income and a higher effective tax rate. The fiscal 2016 effective tax rate of 32.5% is approximately 1.3 percentage points higher than the rate for fiscal 2015. The higher fiscal 2016 rate includes tax expense associated with a valuation allowance on deferred tax assets.

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
Regulatory Accounting – The Utilities account for their regulated operations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 980, “Regulated Operations.” The provisions of this accounting guidance require, among other things, that financial statements of a rate-regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-rate-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. For Spire Missouri and Spire Alabama, management believes the following represent the more significant items recorded through the application of this accounting guidance:
PGA Clause – Spire Missouri’s PGA clauses allows the Missouri Utilities to flow through to customers, subject to a prudence review by the MoPSC, the cost of purchased gas supplies, including the costs, cost reductions, and related carrying costs associated with the Missouri Utilities’ use of natural gas derivative instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA clauses are recorded as regulatory assets and regulatory liabilities that are recovered or refunded in a subsequent period. The PGA clauses also permit the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments, and also provide for a portion of income from off-system sales and capacity release revenues to be flowed through to customers. Spire Missouri’s PGA clauses also authorizes it to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season.
GSA Rider – Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Spire Alabama’s tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Spire Alabama’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather related conditions that may affect customer usage are not included in the temperature adjustment. In prior years, Spire Alabama entered into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Spire Alabama recognizes all derivatives at fair value as either assets or liabilities on the balance sheet. Any realized gains or losses are passed through to customers using the mechanisms of the GSA rider in accordance with Spire Alabama’s APSC approved tariff and are recognized as a regulatory asset or regulatory liability. All derivative commodity instruments in a gain position are valued on a discounted basis incorporating an estimate of performance risk specific to each related counterparty. Derivative commodity instruments in a loss position are valued on a discounted basis incorporating an estimate of performance risk specific to Spire Alabama. Spire Alabama currently has no active gas supply derivative positions.

Goodwill – Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities, and adjustments are recorded during the measurement period to finalize the allocation of purchase price. Spire Missouri has recorded goodwill related to the 2013 acquisition of Spire Missouri West, and Spire also has recorded goodwill related to the 2016 and 2014 acquisitions of Spire EnergySouth and Spire Alabama, respectively. Neither Spire EnergySouth nor Spire Alabama have goodwill on their balance sheets as push down accounting was not applied. Spire and Spire Missouri evaluate goodwill for impairment as of July 1 of each year, or more frequently if events and circumstances indicate that goodwill might be impaired. The goodwill impairment test compares the fair value of each reporting unit to its carrying amount, including goodwill. At July 1, 2017, 2016 and 2015, Spire and Spire Missouri each applied a quantitative goodwill evaluation model to their reporting units and concluded goodwill was not impaired because the fair value exceeded the carrying amounts.
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
The amount of net periodic pension and other postretirement benefit costs recognized in the financial statements related to the Utilities’ qualified pension plans and other postretirement benefit plans is based upon allowances, as approved by the MoPSC (for Spire Missouri) and as approved by the APSC (for Spire Alabama). The allowances have been established in the rate-making process for the recovery of these costs from customers. The differences between these amounts and actual pension and other postretirement benefit costs incurred for financial reporting purposes are deferred as regulatory assets or regulatory liabilities. GAAP also requires that changes that affect the funded status of pension and other postretirement benefit plans, but that are not yet required to be recognized as components of pension and other postretirement benefit costs, be reflected in other comprehensive income. For the Utilities’ qualified pension plans and other postretirement benefit plans, amounts that would otherwise be reflected in other comprehensive income are deferred with entries to regulatory assets or regulatory liabilities.
The tables below reflect the sensitivity of Spire’s plans to potential changes in key assumptions:

Pension Plan Benefits: Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) to Projected Benefit Obligation	Estimated Increase/ (Decrease) to Annual Net Pension Cost*
Discount Rate	0.25%	$(17.9)	$0.6
	(0.25)%	18.7	(0.6)
Expected Return on Plan Assets	0.25%	—	(1.1)
	(0.25)%	—	1.3
Rate of Future Compensation Increase	0.25%	4.9	0.6
	(0.25)%	(4.7)	(0.5)

Postretirement Benefits: Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) to Projected Postretirement Benefit Obligation	Estimated Increase/ (Decrease) to Annual Net Postretirement Benefit Cost*
Discount Rate	0.25%	$(5.0)	$0.1
	(0.25)%	5.2	(0.1)
Expected Return on Plan Assets	0.25%	—	(0.6)
	(0.25)%	—	0.6
Annual Medical Cost Trend	1.00%	10.0	1.7
	(1.00)%	(9.2)	(1.4)

*
Excludes the impact of regulatory deferral mechanism. See Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements for information regarding the regulatory treatment of these costs.

For further discussion of significant accounting policies, see Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements.

REGULATORY AND OTHER MATTERS
Spire Missouri
On September 30, 2016, Spire Missouri filed to increase its ISRS revenues by $5.0 for Spire Missouri East and $3.4 for Spire Missouri West, related to ISRS investments from March 2016 through October 2016. On November 29, 2016, MoPSC staff recommended $4.5 and $3.4 for Spire Missouri East and Spire Missouri West, respectively, based on updated filings. On January 3, 2017, the MoPSC held a hearing to decide two issues raised by the Missouri Office of the Public Counsel (OPC) pertaining to the ISRS eligibility of hydrostatic testing done by Spire Missouri West and of the replacement of cast iron main interspersed with portions of plastic pipe. On January 18, 2017, the MoPSC found in favor of the Missouri Utilities on the interspersed plastics issue, but against Spire Missouri West on hydrostatic testing, and issued an order setting the ISRS increases at $4.5 and $3.2 for Spire Missouri East and Spire Missouri West, respectively, bringing total annualized ISRS revenue to $29.5 and $13.4, respectively. Rates were effective January 28, 2017. On March 3, 2017, the OPC filed an appeal to Missouri’s Western District Court of Appeals of the MoPSC’s decision permitting Spire Missouri to include in the ISRS the replacement of cast iron main interspersed with plastic pipe. The appeal will be heard in November 2017.
On February 3, 2017, Spire Missouri filed to increase its ISRS revenues, by $3.3 for Spire Missouri East and $2.9 for Spire Missouri West, related to ISRS investments from November 2016 through February 2017. Following the submission of updated information, on April 4, 2017, MoPSC staff submitted its recommendation for an increase in rates of approximately $3.0 each, for a cumulative total of $32.6 and $16.4 for Spire Missouri East and Spire Missouri West, respectively. On that same date, the OPC again raised an objection to the ISRS eligibility of replacing cast iron main interspersed with portions of plastic. On April 18, 2017, the parties filed with the MoPSC a unanimous stipulation and agreement proposing to apply the judicial outcome of the OPC’s March 3, 2017 appeal on the plastics issue to both the ISRS cases on appeal and the current ISRS cases. The agreement was approved by the MoPSC on April 26, 2017. ISRS rates for each of the two service territories were increased by the MoPSC staff-recommended amounts, effective June 1, 2017.
On April 15, 2015, Spire Missouri applied to the MoPSC for a new authorization of long-term financing in the amount of $550.0. On February 10, 2016, the MoPSC issued an order, by a 3-2 vote, authorizing Spire Missouri financing authority of $300.0 for long-term financings placed any time before September 30, 2018. Spire Missouri filed an application for rehearing, which was denied on March 9, 2016. On March 31, 2016, Spire Missouri filed an appeal with Missouri’s Western District Court of Appeals concerning this matter. The parties filed briefs and oral arguments were heard on November 17, 2016. On May 30, 2017, Missouri’s Western District Court of Appeals issued a decision upholding the MoPSC’s February 10, 2016 Order granting Spire Missouri $300.0 in long-term financing authority. On July 5, 2017, the Court denied Spire Missouri’s request to transfer the case to the Missouri Supreme Court, and on October 5, 2017, the Missouri Supreme Court declined to hear Spire Missouri’s direct appeal. On March 20, 2017, Spire Missouri entered into a bond purchase agreement for $170.0 that was funded on September 15, 2017, and applied against the $300.0 authorization.
On April 11, 2017, both Spire Missouri East and Spire Missouri West filed for a general rate case, and did so concurrently as agreed to in GM-2013-0254, as part of the acquisition of Spire Missouri West by Spire Missouri in fiscal 2013. The request for Spire Missouri East represents a net rate increase of $25.5. With the $32.6 already being billed in ISRS, the total base rate increase request was $58.1. Spire Missouri West’s request represents a net rate increase of $34.0. With the $16.4 already being billed in ISRS, the total base rate increase request was $50.4. The rates were premised upon a 10.35% return on equity and the details of the filing can be found in GR-2017-0215 and GR-2017-0216 for Spire Missouri East and Spire Missouri West, respectively. An evidentiary hearing has been set for December 4 through 15, 2017, with a MoPSC decision expected by February 2018. Missouri statutes require new rates to be effective within 11 months of the filing, or by March 8, 2018.
Spire Alabama
Spire Alabama is subject to regulation by the APSC which established the RSE rate-setting process in 1983. Spire Alabama’s current RSE order has a term extending beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with law. In the event of unforeseen circumstances, whether physical or economic, of the nature of force majeure and including a change in control, the APSC and Spire Alabama will consult in good faith with respect to modifications, if any. Effective January 1, 2014, Spire Alabama’s allowed range of return on average common equity is 10.5% to 10.95% with an adjusting point of 10.8%. Spire Alabama is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Spire Alabama’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range;

increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. The RSE reduction for the July 31, 2016 quarterly point of test was $4.8 and went into effect October 1, 2016, and for the quarterly point of test at September 30, 2016, Spire Alabama recorded a $2.7 RSE reduction effective December 1, 2016. As part of the annual update for RSE, on November 30, 2016, Spire Alabama filed a reduction for rate year 2017 of $2.5 that also became effective December 1, 2016. There was no RSE reduction for the January 31, 2017, April 30, 2017 and July 31, 2017 points of test. As of September 30, 2017, Spire Alabama recorded a $2.7 RSE reduction to operating revenues to bring the expected rate of return on average common equity at the end of the year to within the allowed range of return.
The inflation-based CCM, established by the APSC, allows for annual increases to O&M expense. The CCM range is Spire Alabama’s 2007 actual rate year O&M expense inflation-adjusted using the June Consumer Price Index For All Urban Consumers (CPI-U) each rate year plus or minus 1.75% (Index Range). If rate year O&M expense falls within the Index Range, no adjustment is required. If rate year O&M expense exceeds the Index Range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent rate year O&M is less than the Index Range, Spire Alabama benefits by one-half of the difference through future rate adjustments. Certain items that fluctuate based on situations demonstrated to be beyond Spire Alabama’s control may be excluded from the CCM calculation. As of September 30, 2017, Spire Alabama recorded a CCM benefit of $10.7 for rate year 2017, which will be reflected in rates effective December 1, 2017. The CCM benefit was $7.8 for rate year 2016 and $4.7 for rate year 2015.
On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability recorded for Spire Alabama. Refunds from such negative salvage liability will be passed back to eligible customers on a declining basis through lower tariff rates through rate year 2019 pursuant to the terms of the Negative Salvage Rebalancing (NSR) rider. The total amount refundable to customers is subject to adjustments over the remaining period for charges made to the Enhanced Stability Reserve (ESR) and other APSC-approved charges. The refunds are due to a re-estimation of future removal costs provided for through the prior depreciation rates. For fiscal 2017, approximately $6.3 of the customer refund was returned to customers. As of September 30, 2017, $12.3 is remaining to be refunded to customers. The NSR pass back for fiscal 2018 is $8.2 and will be reflected in rates effective December 1, 2017 through March 31, 2018.
The APSC approved an ESR in 1998, which was subsequently modified and expanded in 2010. As currently approved, the ESR provides deferred treatment and recovery for the following: (1) extraordinary O&M expenses related to environmental response costs; (2) extraordinary O&M expenses related to self-insurance costs that exceed $1.0 per occurrence; (3) extraordinary O&M expenses, other than environmental response costs and self-insurance costs, resulting from a single force majeure event or multiple force majeure events greater than $0.3 and $0.4, respectively, during a rate year; and (4) negative individual large commercial and industrial customer budget revenue variances that exceed $0.4 during a rate year. Charges to the ESR are subject to certain limitations which may disallow deferred treatment and which prescribe the timing of recovery. Funding to the ESR is provided as a reduction to the refundable negative salvage balance over its nine-year term beginning December 1, 2010. Subsequent to the nine-year period and subject to APSC authorization, Spire Alabama expects to be able to recover underfunded ESR balances over a five-year amortization period with an annual limitation of $0.7. Amounts in excess of this limitation are deferred for recovery in future years.
Spire Alabama has APSC approval for an intercompany revolving credit agreement allowing Spire Alabama to borrow from Spire in a principal amount not to exceed $200.0 at any time outstanding in combination with its bank line of credit, and to loan to Spire in a principal amount not to exceed $25.0 at any time outstanding. Borrowings may be used for the following purposes: (a) meeting increased working capital requirements; (b) financing construction requirements related to additions, extensions, and replacements of the distribution systems; and (c) financing other expenditures that may arise from time to time in the normal course of business.
On September 18, 2017, Spire Alabama filed an application with the APSC for authorization to issue and sell $75.0 principal amount of debt and to purchase interest rate derivative instruments for the purpose of locking in favorable interest rates and to include the associated interest charges, issuance costs, fees and any gain or loss resulting from the settlement of such interest rate derivative instruments through rates. The application was approved by the APSC October 3, 2017.

Spire
In addition to the matters described above, the following regulatory matters affect Spire.
Spire Gulf has similar rate regulation to Spire Alabama. The RSE allowed range of return on average common equity is 10.45% to 10.95% with an adjusting point of 10.7%. The CCM has the same return and similar recovery provisions when expenses exceed or are under a band of +/- 1.50% around the CPI-U inflated O&M per customer expense level from September 30, 2017, excluding expenses for pensions and gas bad debt. Additionally, it has a Cast Iron Main Replacement (CIMR) factor that provides an enhanced return on the pro-rata costs associated with cast iron main replacement for miles over 10 miles per year based on a 75% weighting for the equity content. Spire Gulf also has an ESR for negative revenue variances over $o.1 or a force majeure event expense of $0.1 (or two events that exceed $0.15), a Self Insurance Reserve (SIR) for general liability coverage, and an Environmental Cost Recovery Factor (ECRF) as part of its PGA that recovers 90% of prudently incurred costs for compliance with environmental laws, rules and regulations. It also has an APSC-approved intercompany revolving credit agreement with Spire to borrow in a principal amount not to exceed $50.0, and to loan up to $25.0.
On September 21, 2017, Spire Gulf filed an application to defer certain pension and post-retirement health plan costs. The application was approved by the APSC October 3, 2017.
Spire Mississippi utilizes a formula rate-making process under the Rate Stabilization Adjustment (RSA) Rider. It is based on a formulaically derived return on equity, and is updated on an annual basis if the equity return on an end of period rate base is beyond the allowed return on equity by 1.0%, with 75% of any shortfall back to the midpoint being put into a rate increase and 50% of any excess back to the midpoint resulting in a rate decrease. Updates are made based on known and measurable adjustments to historic costs from 12-months ended June 30, submitted September 15 for an effective date of November 1, unless disputed by the Mississippi Public Utilities Staff, with any disputes to be resolved by the MSPSC by January 15 of the following year. Spire Mississippi had approved December 3, 2015 a Supplemental Growth Rider (SGR) for a 3-year period to provide enhanced returns of a 12.0% return on equity for a period of 10 years on certain system expansion projects.
In July 2016, the proposed project of Spire STL Pipeline LLC, a wholly owned subsidiary of Spire, was accepted into the pre-filing process at the FERC. The proposal outlined the plan to build, own, operate, and maintain a pipeline interconnecting with the Rockies Express pipeline to deliver natural gas to the St. Louis, Missouri area. As an interstate project, the Spire STL Pipeline is being reviewed for siting and permitting by the FERC, which is the lead agency for other federal, state, and local permitting authorities. In January 2017, Spire submitted an application with the FERC requesting issuance of a certificate of convenience and necessity authorizing it to construct, own, and operate an interstate pipeline. Several parties have filed interventions and comments regarding the Spire STL Pipeline project. The company is monitoring these closely and has responded where appropriate. In April 2017, Spire STL Pipeline filed an amended certificate application to adjust the preferred route to include a new six-mile segment rather than an existing line, offering a number of benefits including eliminating potential supply disruption risk for Spire Missouri during construction, eliminating uncertainty regarding upgrade costs, and reducing long-term integrity management costs. In its Environmental Assessment issued on September 29, 2017, the FERC concluded that approval of the Spire STL Pipeline, with appropriate mitigating measures, would not constitute a major federal action significantly affecting the quality of the human environment. Spire anticipates the FERC will deliver a Final Order by the end of calendar year 2017.

ACCOUNTING PRONOUNCEMENTS
The Company, Spire Missouri and Spire Alabama have evaluated or are in the process of evaluating the impact that recently issued accounting standards will have on their financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Pronouncements section of Note 1 of the Notes to Financial Statements.
INFLATION
The accompanying financial statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital-intensive nature of the businesses of the Company, Spire Missouri and Spire Alabama, the most significant impact of inflation is on the depreciation of utility plant. Rate regulation, to which the Utilities are subject, allows recovery through its rates of only the historical cost of utility plant as depreciation. The Utilities expect to incur significant capital expenditures in future years, primarily related to the planned increased replacements of distribution plant. The Company, Spire Missouri and Spire Alabama believe that any higher costs experienced upon replacement of existing facilities will be recovered through the normal regulatory process.

FINANCIAL CONDITION
CASH FLOWS
The Company’s short-term borrowing requirements typically peak during colder months when the Utilities borrow money to cover the lag between when they purchase natural gas and when their customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with Spire Missouri’s use of natural gas derivative instruments), variations in the timing of collections of gas cost under the Utilities’ PGA clauses and GSA riders, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and may cause significant variations in the Company’s cash provided by or used in operating activities.

Cash Flow Summary	2017	2016	2015
Net cash provided by operating activities	$288.3	$328.3	$322.4
Net cash used in investing activities	(433.5)	(612.7)	(298.7)
Net cash provided by (used in) financing activities	147.4	275.8	(26.0)
Net cash provided by operating activities decreased $39.9 from fiscal 2016 to fiscal 2017. The change is primarily due to fluctuations in working capital, as mentioned above, largely driven by the relative weather conditions and gas prices during the periods. Cash was provided by increases in accounts payable, net income, depreciation, and deferred income taxes. These benefits were more than offset by a net decrease in advance customer billings and net increases in accounts receivable and natural gas inventory values.
The Company used $179.2 less cash in investing activities in fiscal 2017 versus fiscal 2016 but $134.8 more than in fiscal 2015. Fiscal 2016 included $317.7 net cash used for the acquisition of Spire EnergySouth, while fiscal 2017 and fiscal 2015 included only smaller acquisition settlements. Capital expenditures increased $144.8 from fiscal 2016 to fiscal 2017, primarily as a result of the higher level of infrastructure upgrades across both Missouri and Alabama, as well as $16.0 from the addition of EnergySouth and $25.5 for the Spire STL Pipeline project. Spire estimates its capital expenditures for fiscal 2018 will be approximately $485.0, including approximately $415.0 for the Utilities. The increase in investment reflects the continued commitment to infrastructure upgrades at the Utilities and the beginning of the construction phase of the Spire STL Pipeline.
Cash provided by financing activities was $128.5 lower in fiscal 2017 than in fiscal 2016. This change primarily reflects the effect of a $26.2 net issuance of long-term debt in fiscal 2017 compared with a $165.0 net issuance the previous year, while short-term borrowings continued to increase, reflecting the Company’s growing operations. Stock issuances in fiscal 2017, which included the conversion of equity units issued in 2014, provided $9.7 more cash than last year, which included the offering to help fund the Spire EnergySouth acquisition. These net cash inflows were partially offset by continued increases in dividend payments and other financing activities this year. In fiscal 2015, the net issuances of long-term debt and common stock were not significant. In the first half of fiscal 2018, Spire Alabama plans to issue long-term notes totaling $75.0. Spire Missouri expects to refinance $100.0 of bonds due in August 2018.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of September 30, 2017 or 2016. Due to lower yields available to Spire on short-term investments, the Company elected to provide a portion of Spire Missouri’s and Spire Alabama’s short-term funding through intercompany lending during the past fiscal year.
Short-term Debt
The Utilities’ short-term borrowing requirements typically peak during the colder months, while the Company’s needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper or through the use of a revolving credit facility.

On December 14, 2016, Spire, Spire Missouri, and Spire Alabama entered into a new syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring December 14, 2021. The largest portion provided by a single bank under the line is 12.3%. The loan agreement replaced Spire’s and Spire Missouri’s existing loan agreements dated as of September 3, 2013 and amended September 3, 2014, which were set to expire on September 3, 2019, and Spire Alabama’s existing loan agreement dated September 2, 2014, which was set to expire September 2, 2019. All three previous agreements were terminated on December 14, 2016.
The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment. Spire may use its line to provide for the funding needs of various subsidiaries. Spire, Spire Missouri, and Spire Alabama expect to use the loan agreement for general corporate purposes, including short-term borrowings and letters of credit. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on September 30, 2017, total debt was 56% of total capitalization for the consolidated Company, 50% for Spire Missouri, and 33% for Spire Alabama. There were no borrowings against this credit facility as of September 30, 2017.
On December 21, 2016, Spire established a commercial paper program (Program) pursuant to which Spire may issue short-term, unsecured commercial paper notes (Notes). Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $975.0. The Notes may have maturities of up to 365 days from date of issue. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, including to provide working capital for both utility and non-utility subsidiaries. As of September 30, 2017, Notes outstanding under the Program totaled $477.3.
Information about Spire’s consolidated short-term borrowings is presented in the following table. Based on average short-term borrowings for the year ended September 30, 2017, an increase in the average interest rate of 100 basis points would decrease Spire’s pre-tax earnings and cash flows by approximately $4.9 on an annual basis, portions of which may be offset through the application of PGA or GSA carrying costs.

	Spire Short‑term Borrowings[1]	Spire Missouri Commercial Paper Borrowings[2]	Spire Alabama Bank Line Borrowings	Total Short‑term Borrowings
Year Ended September 30, 2017
Weighted average borrowings outstanding	$369.0	$88.5	$28.3	$485.8
Weighted average interest rate	1.3%	0.9%	1.6%	1.2%
Range of borrowings outstanding	$73.0 - $675.6	$0.0 - $329.7	$0.0 - $102.5	$395.5 - $675.6
As of September 30, 2017
Borrowings outstanding	$477.3	$—	$—	$477.3
Weighted average interest rate	1.5%	—%	—%	1.5%
Year Ended September 30, 2016
Weighted average borrowings outstanding	$42.7	$201.0	$30.2	$273.9
Weighted average interest rate	1.6%	0.7%	1.4%	0.9%
Range of borrowings outstanding	$0.0 - $82.0	$43.0 - $307.2	$0.0 - $82.0	$73.1 - $427.2
As of September 30, 2016
Borrowings outstanding	$73.0	$243.7	$82.0	$398.7
Weighted average interest rate	1.8%	0.8%	1.5%	1.1%

[1]
Spire Short-term Borrowings includes bank line borrowings of Spire Inc. (excluding its subsidiaries) and, since January 1, 2017, commercial paper. Of Spire’s $477.3 borrowings outstanding as of September 30, 2017, $440.0 was used to provide funding to its subsidiaries, including Spire Missouri ($203.0), Spire Alabama ($169.9), Spire EnergySouth and subsidiaries ($12.9), Spire STL Pipeline LLC ($26.6), and others ($27.6).

2     The commercial paper program for Spire Missouri terminated February 2, 2017.

Long-term Debt and Equity
At September 30, 2017, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,112.0, of which $980.0 was issued by Spire Missouri, $250.0 was issued by Spire Alabama, and $67.0 was issued by other subsidiaries. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemption of long-term debt typically would be deferred as regulatory assets or liabilities and amortized over a future period.
Of the Company’s $2,112.0 long-term debt (including the current portion), $25.0 has no call options, $1,037.0 has make-whole call options, $5.0 is callable currently, and $1,045.0 is callable at par one to six months prior to maturity.
Maturities of long-term debt for Spire on a consolidated basis, Spire Missouri and Spire Alabama for the five fiscal years subsequent to September 30, 2017 are as follows:

	Spire	Spire Missouri	Spire Alabama
2018	$100.0	$100.0	$—
2019	180.0	50.0	—
2020	40.0	—	40.0
2021	55.0	—	—
2022	50.0	—	50.0
Spire’s, Spire Missouri’s and Spire Alabama’s short-term credit facilities and long-term debt agreements contain customary covenants and default provisions. As of September 30, 2017, there were no events of default under these covenants.
The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company, Spire Missouri and Spire Alabama remain at investment grade, but are subject to review and change by the rating agencies.
It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, interest payments on long-term debt, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.
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
In 2014, Spire issued 2.875 million equity units as a portion of the Spire Alabama acquisition financing. The equity units were originally issued at $50 per unit pursuant to the Purchase Contract and Pledge Agreement (Purchase Contract) dated as of June 11, 2014 between Spire and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary. These units consisted of $143.8 aggregate principal amount of 2014 Series A 2.00% remarketable junior subordinated notes due 2022 (the Junior Notes) and the Purchase Contract obligating the holder to purchase common shares at a future settlement date (anticipated to be three years in the future and prior to the Junior Notes maturity).

The equity unit investments were effectively replaced as planned in a series of transactions outlined below:

•
On February 22, 2017, the selling securityholders (as defined below) agreed to purchase the Junior Notes in connection with the remarketing of the junior subordinated notes that comprised a component of the equity units.

•
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

•
The public offering was completed on February 27, 2017. Spire used its net proceeds from its sale of the Senior Notes to repay short-term debt. Spire did not receive any proceeds from the sale of the Senior Notes by the selling securityholders.

•
On April 3, 2017, Spire settled the Purchase Contracts underlying its 2.875 million equity units by issuing 2,504,684 shares of its common stock at a purchase price of $57.3921 per share. Fractional shares were settled in cash at $67.50 per share. The purchase price was funded with the proceeds of the Junior Notes. Under the contract term, the equity units were converted to common stock at the rate of 0.8712, with a corresponding adjustment to purchase price. Spire received net cash proceeds of approximately $142.0, which it used to repay short-term debt incurred the previous month to redeem the floating rate notes.

On September 15, 2017, Spire Missouri issued and sold in a private placement $50.0 in aggregate principal amount of its first mortgage bonds due September 15, 2032, $70.0 in aggregate principal amount of its first mortgage bonds due September 15, 2047 and $50.0 in aggregate principal amount of its first mortgage bonds due September 15, 2057. Spire Missouri used the proceeds to refinance existing indebtedness and for other general corporate purposes. The 2032 bonds, 2047 bonds and 2057 bonds bear interest at a rate per annum of 3.68%, 4.23% and 4.38%, respectively, payable semi-annually on the 15th day of March and September of each year.
Spire Missouri has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in-capital, and enter into capital lease agreements, all for a total of up to $300.0 for financings placed any time before September 30, 2018. During the year ended September 30, 2017, Spire Missouri issued $170.0 in securities under this authorization, so as of that date, $130.0 remains available to be issued.
Spire has a shelf registration statement on Form S-3 on file with the US Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 244,130 and 239,945 at September 30, 2017 and November 10, 2017, respectively, remaining available for issuance under this Form S-3. Spire also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities. Spire Missouri has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt, and preferred stock, which expires on September 22, 2019.
Including the current portion of long-term debt, the Company’s capitalization at September 30, 2017 consisted of 48.7% of common stock equity and 51.3% long-term debt, compared to 46.1% of common stock equity and 53.9% of long-term debt at September 30, 2016.

CONTRACTUAL OBLIGATIONS
As of September 30, 2017, Spire had contractual obligations with payments due as summarized below:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal Payments on Long-term Debt	$2,112.0	$100.0	$220.0	$105.0	$1,687.0
Interest Payments on Long-term Debt (a)	1,242.5	85.8	160.4	144.6	851.7
Operating Leases (b)	83.7	10.1	17.1	12.1	44.4
Purchase Obligations – Natural Gas (c)	1,281.8	703.3	373.9	66.8	137.8
Purchase Obligations – Other (d)	74.9	63.6	9.2	1.8	0.3
Asset Retirement Obligations	296.6	10.1	23.3	16.8	246.4
Total (e)	$5,091.5	$972.9	$803.9	$347.1	$2,967.6

(a)
Includes interest payments over the terms of the debt. Interest is calculated using the applicable interest rate and outstanding principal for each instrument with the terms ending at each instrument’s stated maturity. See Note 6, Long-Term Debt, of the Notes to Financial Statements.

(b)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Gas Utility and Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2017 forward market prices. Each of the Utilities generally recovers costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA clause or GSA rider, subject to prudence review by the appropriate regional public service commission. Variations in the timing of collections of gas costs from customers may affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(e)
Long-term liabilities associated with unrecognized tax benefits, totaling $11.0, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to contribute $35.5 to its qualified, trusteed pension plans and $0.5 to its non-qualified pension plans during fiscal 2018. With regard to the postretirement benefits, the Company anticipates it will contribute $7.2 to the qualified trusts and $0.2 directly to participants from Spire Missouri funds during fiscal 2018. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements.

MARKET RISK
Commodity Price Risk
Gas Utility
The Utilities’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of the Missouri Utilities’ PGA clauses and Spire Alabama’s GSA rider. The PGA clauses and GSA rider allows the Utilities to flow through to customers, subject to prudence review by the MoPSC and APSC, the cost of purchased gas supplies, as well as gas inventory carrying costs. Spire Missouri is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. Spire Missouri is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. The Utilities also have risk management policies that allow for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. These policies prohibit speculation. As of September 30, 2017, Spire Missouri had active natural gas derivative positions, but Spire Alabama did not. Costs and cost reduction, including carrying costs, associated with the use of natural gas derivative instruments are allowed to be passed on to customers through the operation of the PGA clauses or GSA rider. Accordingly, the Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. For more information about the Utilities’ natural gas derivative instruments, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements.
Gas Marketing
In the course of its business, Spire’s non-regulated gas marketing subsidiary, Spire Marketing, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, Spire Marketing has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, Spire Marketing manages the price risk associated with its fixed price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) to lock in margins. At September 30, 2017 and 2016, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations.
As mentioned above, Spire Marketing uses natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to manage the commodity price risk associated with its fixed-price natural gas purchase and sale commitments. These derivative instruments may be designated as cash flow hedges of forecasted purchases or sales. Such accounting treatment, if elected, generally permits a substantial portion of the gain or loss to be deferred from recognition in earnings until the period that the associated forecasted purchase or sale is recognized in earnings. To the extent a hedge is effective, gains or losses on the derivatives will be offset by changes in the value of the hedged forecasted transactions. Information about the fair values of Spire Marketing’s exchange-traded/cleared natural gas derivative instruments is presented below:

	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin
Net balance of derivative assets at September 30, 2016	$(1.3)	$4.1	$2.8
Changes in fair value	4.4	—	4.4
Settlements/purchases - net	(2.7)	—	(2.7)
Changes in cash margin	—	(2.2)	(2.2)
Net balance of derivative assets at September 30, 2017	$0.4	$1.9	$2.3

	As of September 30, 2017
Maturity by Fiscal Year	Total	2018	2019	2020	2021	2022
Fair values of exchange-traded/cleared natural gas derivatives - net	$0.6	$0.6	$—	$—	$—	$—
Fair values of basis swaps - net	(0.1)	(0.3)	0.2	—	—	—

Position volumes:
MMBtu - net (short) long futures/swap/option positions	(16.1)	(18.6)	(0.9)	1.9	0.8	0.7
MMBtu - net (short) long basis swap positions	(4.2)	(2.9)	(1.1)	(0.2)	—	—
Certain of Spire Marketing’s physical natural gas derivative contracts are designated as normal purchases or normal sales, as permitted by GAAP. This election permits the Company to account for the contract in the period the natural gas is delivered. Contracts not designated as normal purchases or normal sales, including those designated as trading activities, are accounted for as derivatives with changes in fair value recognized in earnings in the periods prior to settlement.
Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal 2020:

Net balance of derivative assets at September 30, 2016	$6.3
Changes in fair value	(0.7)
Settlements	(7.1)
Net balance of derivative liabilities at September 30, 2017	$(1.5)
For further details related to Spire Marketing’s derivatives and hedging activities, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements.
Counterparty Credit Risk
Spire Marketing has concentrations of counterparty credit risk in that a significant portion of its transactions are with energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. Spire Marketing also has concentrations of credit risk with certain individually significant counterparties. To the extent possible, Spire Marketing enters into netting arrangements with its counterparties to mitigate exposure to credit risk. It is also exposed to credit risk associated with its derivative contracts designated as normal purchases and normal sales. Spire Marketing closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these concentrations of credit risk, including how Spire Marketing manages these risks, see Note 11, Concentrations of Credit Risk, of the Notes to Financial Statements.
Interest Rate Risk
The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during fiscal 2017, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $4.9 on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At September 30, 2017, Spire had no variable rate long-term debt outstanding but had fixed-rate long-term debt totaling $2,112.0, which includes $67.0 of fixed-rate long-term debt assumed through the acquisition of Spire EnergySouth. Spire Missouri had fixed-rate long-term debt totaling $980.0 and Spire Alabama had fixed rate long-term debt of $250.0, both included in Spire’s total long-term debt. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

During the second quarter of fiscal 2016, Spire entered into five-year interest rate swap transactions with a fixed interest rate of 1.776% and a notional amount of $105.0 to protect itself against adverse movement in interest rates in anticipation of the issuance of long-term debt in fiscal 2017. During the third quarter of fiscal 2016, the Company entered into seven-year swap transactions with an average fixed interest rate of 1.501% and a notional amount of $120.0 to hedge additional debt expected to be issued in fiscal 2017. All of these hedge positions were settled during the second quarter of fiscal 2017, resulting in a gain of $14.1 which will be amortized over the hedged periods. Also during the second quarter of fiscal 2017, Spire entered into a ten-year interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $0.9 mark-to-market loss on this swap for the year ended September 30, 2017. Refer to Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements for additional details on these interest rate swap transactions.
ENVIRONMENTAL MATTERS
The Utilities own and operate natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Spire Missouri’s, or Spire Alabama’s financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, the Utilities may be required to incur additional costs. For information relative to environmental matters, see Note 16, Commitments and Contingencies, of the Notes to Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
At September 30, 2017, the Company had no off-balance sheet financing arrangements, other than operating leases and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance sheet financing arrangements in the near future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For this discussion, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, of this report.

Management Reports on Internal Control over Financial Reporting
Spire Inc.
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
Spire Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Inc.’s internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that assessment, management concluded that Spire Inc.’s internal control over financial reporting was effective as of September 30, 2017. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on Spire Inc.’s internal control over financial reporting, which is included herein.
Spire Missouri Inc.
Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Spire Missouri Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Spire Missouri Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Missouri Inc.’s internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that assessment, management concluded that Spire Missouri Inc.’s internal control over financial reporting was effective as of September 30, 2017.
Spire Alabama Inc.
Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Spire Alabama Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Spire Alabama Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Alabama Inc.’s internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that assessment, management concluded that Spire Alabama Inc.’s internal control over financial reporting was effective as of September 30, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Spire Inc.
St. Louis, Missouri

We have audited the internal control over financial reporting of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Spire section of Management Reports on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2017 of the Company and our report dated November 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
November 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Spire Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spire Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
November 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Spire Missouri Inc.
St. Louis, Missouri

We have audited the accompanying balance sheets and statements of capitalization of Spire Missouri Inc. (formerly Laclede Gas Company) (a wholly owned subsidiary of Spire Inc.) (the “Company”) as of September 30, 2017 and 2016, and the related statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Spire Missouri Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
November 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Spire Alabama Inc.
Birmingham, Alabama

We have audited the accompanying balance sheets and statements of capitalization of Spire Alabama Inc. (formerly Alabama Gas Corporation) (a wholly owned subsidiary of Spire Inc.) (the “Company”) as of September 30, 2017 and 2016, and the related statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Spire Alabama Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
November 15, 2017

SPIRE INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
Years Ended September 30	2017	2016	2015
Operating Revenues:
Gas Utility	$1,660.0	$1,457.2	$1,891.8
Gas Marketing and other	80.7	80.1	84.6
Total Operating Revenues	1,740.7	1,537.3	1,976.4
Operating Expenses:
Gas Utility
Natural and propane gas	570.5	492.2	882.4
Other operation and maintenance expenses	405.0	377.5	390.6
Depreciation and amortization	153.5	136.9	129.9
Taxes, other than income taxes	137.8	125.2	142.1
Total Gas Utility Operating Expenses	1,266.8	1,131.8	1,545.0
Gas Marketing and other	152.2	123.2	158.9
Total Operating Expenses	1,419.0	1,255.0	1,703.9
Operating Income	321.7	282.3	272.5
Other Income – Net	6.6	8.6	1.2
Interest Charges:
Interest on long-term debt	76.8	67.6	66.6
Other interest charges	12.3	9.6	8.0
Total Interest Charges	89.1	77.2	74.6
Income Before Income Taxes	239.2	213.7	199.1
Income Tax Expense	77.6	69.5	62.2
Net Income	$161.6	$144.2	$136.9
Weighted Average Number of Common Shares Outstanding:
Basic	46.9	44.1	43.2
Diluted	47.0	44.3	43.3
Basic Earnings Per Share of Common Stock	$3.44	$3.26	$3.16
Diluted Earnings Per Share of Common Stock	$3.43	$3.24	$3.16

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
Years Ended September 30	2017	2016	2015
Net Income	$161.6	$144.2	$136.9
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	11.5	(4.0)	(5.5)
Reclassification adjustment for loss included in net income	—	1.1	4.4
Net unrealized gain (loss) on cash flow hedging derivative instruments	11.5	(2.9)	(1.1)
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during the period	—	—	0.1
Amortization of actuarial loss (gain) included in net periodic pension and postretirement benefit cost	0.4	(0.3)	0.4
Net defined benefit pension and other postretirement benefit plans	0.4	(0.3)	0.5
Loss on available for sale securities	(0.1)	—	—
Other Comprehensive Income (Loss), Before Tax	11.8	(3.2)	(0.6)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	4.4	(1.0)	(0.3)
Other Comprehensive Income (Loss), Net of Tax	7.4	(2.2)	(0.3)
Comprehensive Income	$169.0	$142.0	$136.6

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED BALANCE SHEETS
(In millions)
September 30	2017	2016
ASSETS
Utility Plant	$5,278.4	$4,793.6
Less: Accumulated depreciation and amortization	1,613.2	1,506.4
Net Utility Plant	3,665.2	3,287.2
Non-utility property (net of accumulated depreciation and amortization, $8.6 and $8.1 at September 30, 2017 and 2016, respectively)	52.0	13.7
Goodwill	1,171.6	1,164.9
Other investments	64.2	62.1
Other Property and Investments	1,287.8	1,240.7
Current Assets:
Cash and cash equivalents	7.4	5.2
Accounts receivable:
Utility	140.5	127.8
Other	149.2	113.4
Allowance for doubtful accounts	(18.3)	(20.5)
Delayed customer billings	3.4	1.6
Inventories:
Natural gas	194.9	174.0
Propane gas	12.0	12.0
Materials and supplies	18.9	16.3
Natural gas receivable	1.9	9.7
Derivative instrument assets	5.9	11.4
Unamortized purchased gas adjustments	102.6	49.7
Other regulatory assets	72.9	44.2
Prepayments and other	34.2	24.8
Total Current Assets	725.5	569.6
Deferred Charges:
Regulatory assets	791.1	838.0
Other	77.1	128.9
Total Deferred Charges	868.2	966.9
Total Assets	$6,546.7	$6,064.4

SPIRE INC.
CONSOLIDATED BALANCE SHEETS (Continued)

September 30	2017	2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$1,991.3	$1,768.2
Long-term debt	1,995.0	1,820.7
Total Capitalization	3,986.3	3,588.9
Current Liabilities:
Current portion of long-term debt	100.0	250.0
Notes payable	477.3	398.7
Accounts payable	257.1	210.9
Advance customer billings	32.0	70.2
Wages and compensation accrued	38.7	39.8
Dividends payable	26.6	23.5
Customer deposits	34.9	34.9
Interest accrued	14.6	14.8
Unamortized purchased gas adjustments	1.0	1.7
Taxes accrued	61.0	55.2
Other regulatory liabilities	21.6	28.9
Other	33.1	32.7
Total Current Liabilities	1,097.9	1,161.3
Deferred Credits and Other Liabilities:
Deferred income taxes	707.5	607.3
Pension and postretirement benefit costs	237.4	303.7
Asset retirement obligations	296.6	206.4
Regulatory liabilities	157.2	130.7
Other	63.8	66.1
Total Deferred Credits and Other Liabilities	1,462.5	1,314.2
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$6,546.7	$6,064.4

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Dollars in millions, except per share amounts)
September 30	2017	2016
Common Stock Equity:
Common stock, par value $1 per share:
Authorized – 70,000,000 shares
Outstanding – 48,263,243 shares and 45,650,642 shares, respectively	$48.3	$45.6
Paid-in capital	1,325.6	1,175.9
Retained earnings	614.2	550.9
Accumulated other comprehensive income (loss)	3.2	(4.2)
Total Common Stock Equity	1,991.3	1,768.2
Long-Term Debt - Spire:
2.55% Senior Notes, due August 15, 2019	125.0	125.0
2.52% Senior Notes, due September 1, 2021	35.0	35.0
2.0% Series A Remarketable Subordinated Notes, due April 1, 2022	—	143.8
3.31% Notes Payable, due December 15, 2022	25.0	25.0
3.54% Senior Notes, due February 27, 2024	150.0	—
3.13% Senior Notes, due September 1, 2026	130.0	130.0
3.93% Senior Notes, due March 15, 2027	100.0	—
4.70% Senior Notes, due August 15, 2044	250.0	250.0
Long-Term Debt - Spire Missouri:
First Mortgage Bonds:
2.0% Series, due August 15, 2018	—	100.0
5.5% Series, due May 1, 2019	50.0	50.0
3.0% Series, due March 15, 2023	55.0	55.0
3.4% Series, due August 15, 2023	250.0	250.0
3.4% Series, due March 15, 2028	45.0	45.0
7.0% Series, due June 1, 2029	25.0	25.0
7.9% Series, due September 15, 2030	30.0	30.0
3.68% Series, due September 15, 2032	50.0	—
6.0% Series, due May 1, 2034	100.0	100.0
6.15% Series, due June 1, 2036	55.0	55.0
4.625% Series, due August 15, 2043	100.0	100.0
4.23% Series, due September 15, 2047	70.0	—
4.38% Series, due September 15, 2057	50.0	—
Long-Term Debt - Spire Alabama:
5.2% Notes, due January 15, 2020	40.0	40.0
3.86% Notes, due December 23, 2021	50.0	50.0
3.21% Notes, due September 15, 2025	35.0	35.0
5.9% Notes, due January 15, 2037	45.0	45.0
4.31% Notes, due December 1, 2045	80.0	80.0
Long-Term Debt - Other:
3.10% Note, due December 30, 2018	5.0	5.0
4.14% First Mortgage Bonds, due September 30, 2021	20.0	20.0
5.00% First Mortgage Bonds, due September 30, 2031	42.0	42.0
Total Principal of Long-Term Debt	2,012.0	1,835.8
Unamortized debt issuance costs	(15.2)	(13.0)
Unamortized discounts on long-term debt	(1.8)	(2.1)
Total Long-Term Debt	1,995.0	1,820.7
Total Capitalization	$3,986.3	$3,588.9
Long-term debt dollar amounts are exclusive of current portion.

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*
(Dollars in millions, except per share amounts)	Shares	Amount				Total
Balance at September 30, 2014	43,178,405	$43.2	$1,029.4	$437.5	$(1.7)	$1,508.4
Net income	—	—	—	136.9	—	136.9
Dividend reinvestment plan	31,166	—	1.6	—	—	1.6
Stock-based compensation costs	—	—	6.7	—	—	6.7
Stock issued under stock-based compensation plans	156,925	0.1	1.3	—	—	1.4
Employees’ tax withholding for stock-based compensation	(31,484)	—	(1.6)	—	—	(1.6)
Tax benefit – stock compensation	—	—	0.7	—	—	0.7
Dividends declared:
Common stock ($1.84 per share)	—	—	—	(80.2)	—	(80.2)
Other comprehensive loss, net of tax	—	—	—	—	(0.3)	(0.3)
Balance at September 30, 2015	43,335,012	$43.3	$1,038.1	$494.2	$(2.0)	$1,573.6
Net income	—	—	—	144.2	—	144.2
Common stock offering	2,185,000	2.2	131.0	—	—	133.2
Dividend reinvestment plan	22,878	—	1.4	—	—	1.4
Stock-based compensation costs	—	—	6.7	—	—	6.7
Stock issued under stock-based compensation plans	136,979	0.1	0.4	—	—	0.5
Employees’ tax withholding for stock-based compensation	(29,227)	—	(1.7)	—	—	(1.7)
Dividends declared:
Common stock ($1.96 per share)	—	—	—	(87.5)	—	(87.5)
Other comprehensive loss, net of tax	—	—	—	—	(2.2)	(2.2)
Balance at September 30, 2016	45,650,642	$45.6	$1,175.9	$550.9	$(4.2)	$1,768.2
Net income	—	—	—	161.6	—	161.6
Common stock offering	2,504,684	2.5	143.0	—	—	145.5
Dividend reinvestment plan	23,731	—	1.6	—	—	1.6
Stock-based compensation costs	—	—	7.4	0.9	—	8.3
Stock issued under stock-based compensation plans	119,700	0.2	(0.1)	—	—	0.1
Employees’ tax withholding for stock-based compensation	(35,514)	—	(2.2)	—	—	(2.2)
Dividends declared:
Common stock ($2.10 per share)	—	—	—	(99.2)	—	(99.2)
Other comprehensive income, net of tax	—	—	—	—	7.4	7.4
Balance at September 30, 2017	48,263,243	$48.3	$1,325.6	$614.2	$3.2	$1,991.3

*Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Years Ended September 30	2017	2016	2015
Operating Activities:
Net Income	$161.6	$144.2	$136.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154.1	137.5	130.8
Deferred income taxes and investment tax credits	77.0	68.8	65.5
Changes in assets and liabilities:
Accounts receivable – net	(63.0)	(12.3)	(4.8)
Unamortized purchased gas adjustments	(50.9)	(52.8)	27.1
Accounts payable	51.1	30.0	(30.0)
Delayed/advance customer billings – net	(40.0)	26.9	20.3
Taxes accrued	5.8	(0.4)	(17.0)
Inventories	(23.5)	16.5	54.8
Other assets and liabilities	11.9	(35.0)	(67.6)
Other	4.2	4.9	6.4
Net cash provided by operating activities	288.3	328.3	322.4
Investing Activities:
Capital expenditures	(438.1)	(293.3)	(289.8)
Acquisition of Spire EnergySouth (net of $2.0 cash acquired) and final settlement	3.8	(317.7)	—
Final settlement related to acquisition of Spire Alabama	—	—	(8.2)
Other	0.8	(1.7)	(0.7)
Net cash used in investing activities	(433.5)	(612.7)	(298.7)
Financing Activities:
Issuance of long-term debt	420.0	245.0	35.0
Repayment of long-term debt	(393.8)	(80.0)	(34.8)
Issuance of short-term debt - net	78.6	60.7	50.8
Issuance of common stock	146.9	137.1	3.1
Dividends paid	(96.2)	(85.2)	(79.0)
Other	(8.1)	(1.8)	(1.1)
Net cash provided by (used in) financing activities	147.4	275.8	(26.0)
Net Increase (Decrease) in Cash and Cash Equivalents	2.2	(8.6)	(2.3)
Cash and Cash Equivalents at Beginning of Year	5.2	13.8	16.1
Cash and Cash Equivalents at End of Year	$7.4	$5.2	$13.8

Supplemental disclosure of cash (paid) refunded for:
Interest	$(85.5)	$(72.5)	$(65.3)
Income taxes	(1.3)	2.9	1.3

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
STATEMENTS OF INCOME
(In millions)
Years Ended September 30	2017	2016	2015
Operating Revenues:
Utility	$1,171.9	$1,087.5	$1,416.6
Total Operating Revenues	1,171.9	1,087.5	1,416.6
Operating Expenses:
Utility
Natural and propane gas	538.3	471.3	786.1
Other operation and maintenance expenses	243.8	244.4	253.6
Depreciation and amortization	93.1	88.6	82.6
Taxes, other than income taxes	99.8	96.3	108.9
Total Operating Expenses	975.0	900.6	1,231.2
Operating Income	196.9	186.9	185.4
Other Income and (Income Deductions) - Net	2.7	1.8	(0.5)
Interest Charges:
Interest on long-term debt	32.9	32.9	33.1
Other interest charges	6.2	4.5	3.3
Total Interest Charges	39.1	37.4	36.4
Income Before Income Taxes	160.5	151.3	148.5
Income Tax Expense	47.5	45.4	43.2
Net Income	$113.0	$105.9	$105.3

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
Years Ended September 30	2017	2016	2015
Net Income	$113.0	$105.9	$105.3
Other Comprehensive Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	0.1	—	(1.2)
Reclassification adjustment for (gain) loss included in net income	(0.2)	0.5	0.9
Net unrealized (loss) gain on cash flow hedging derivative instruments	(0.1)	0.5	(0.3)
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during the period	—	—	0.1
Amortization of actuarial loss (gain) included in net periodic pension and postretirement benefit cost	0.3	(0.3)	0.4
Net defined benefit pension and other postretirement benefit plans	0.3	(0.3)	0.5
Loss on available for sale securities	(0.1)	(0.1)	—
Other Comprehensive Income, Before Tax	0.1	0.1	0.2
Income Tax Expense Related to Items of Other Comprehensive Income	—	0.2	—
Other Comprehensive Income (Loss), Net of Tax	0.1	(0.1)	0.2
Comprehensive Income	$113.1	$105.8	$105.5

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
BALANCE SHEETS
(In Millions)
September 30	2017	2016
ASSETS
Utility Plant	$3,091.8	$2,718.5
Less: Accumulated depreciation and amortization	681.6	604.5
Net Utility Plant	2,410.2	2,114.0
Goodwill	210.2	210.2
Other Property and Investments	59.4	57.3
Other Property and Investments	269.6	267.5
Current Assets:
Cash and cash equivalents	2.5	2.1
Accounts receivable:
Utility	101.7	87.9
Associated companies	3.3	2.2
Other	15.0	11.4
Allowance for doubtful accounts	(14.1)	(16.1)
Delayed customer billings	3.4	1.6
Inventories:
Natural gas	138.2	127.3
Propane gas	12.0	12.0
Materials and supplies	11.3	9.2
Derivative instrument assets	0.1	4.9
Unamortized purchased gas adjustments	57.4	43.1
Other regulatory assets	38.2	23.9
Prepayments and other	19.6	14.5
Total Current Assets	388.6	324.0
Deferred Charges:
Regulatory assets	557.8	589.8
Other	5.3	1.1
Total Deferred Charges	563.1	590.9
Total Assets	$3,631.5	$3,296.4

SPIRE MISSOURI INC.
BALANCE SHEETS (continued)

September 30	2017	2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$1,171.0	$1,068.5
Long-term debt	873.9	804.1
Total Capitalization	2,044.9	1,872.6
Current Liabilities:
Current portion of long-term debt	100.0	—
Notes payable	—	243.7
Notes payable – associated companies	203.0	—
Accounts payable	89.9	67.6
Accounts payable to associated companies	5.4	5.4
Advance customer billings	13.3	49.1
Wages and compensation accrued	29.6	29.9
Dividends payable	—	14.0
Customer deposits	13.3	13.5
Interest accrued	8.0	7.7
Taxes accrued	34.1	29.1
Regulatory liabilities	2.7	1.3
Other	8.5	9.9
Total Current Liabilities	507.8	471.2
Deferred Credits and Other Liabilities:
Deferred income taxes	623.8	556.9
Pension and postretirement benefit costs	173.0	211.8
Asset retirement obligations	158.6	75.2
Regulatory liabilities	81.2	67.3
Other	42.2	41.4
Total Deferred Credits and Other Liabilities	1,078.8	952.6
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$3,631.5	$3,296.4

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
STATEMENTS OF CAPITALIZATION
(Dollars in millions, except per share amounts)
September 30	2017	2016
Common Stock Equity:
Common stock, par value $1 per share:
Authorized – 50,000,000 shares
Outstanding – 24,577 shares	$0.1	$0.1
Paid-in capital	756.1	751.9
Retained earnings	416.5	318.3
Accumulated other comprehensive loss	(1.7)	(1.8)
Total Common Stock Equity	1,171.0	1,068.5
Long-Term Debt:
First Mortgage Bonds:
2.0% Series, due August 15, 2018	—	100.0
5.5% Series, due May 1, 2019	50.0	50.0
3.0% Series, due March 15, 2023	55.0	55.0
3.4% Series, due August 15, 2023	250.0	250.0
3.4% Series, due March 15, 2028	45.0	45.0
7.0% Series, due June 1, 2029	25.0	25.0
7.9% Series, due September 15, 2030	30.0	30.0
3.68% Series, due September 15, 2032	50.0	—
6.0% Series, due May 1, 2034	100.0	100.0
6.15% Series, due June 1, 2036	55.0	55.0
4.625% Series, due August 15, 2043	100.0	100.0
4.23% Series, due September 15, 2047	70.0	—
4.38% Series, due September 15, 2057	50.0	—
Total Principal of Long-Term Debt	880.0	810.0
Unamortized debt issuance costs	(4.6)	(4.2)
Unamortized discounts on long-term debt	(1.5)	(1.7)
Total Long-Term Debt	873.9	804.1
Total Capitalization	$2,044.9	$1,872.6

Long-term debt dollar amounts are exclusive of current portion.

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*
(Dollars in millions)	Shares	Amount				Total
Balance at September 30, 2014	24,577	$0.1	$744.0	$265.6	$(1.9)	$1,007.8
Net income	—	—	—	105.3	—	105.3
Stock-based compensation costs	—	—	3.7	—	—	3.7
Tax benefit – stock compensation	—	—	0.5	—	—	0.5
Dividends declared	—	—	—	(79.7)	—	(79.7)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at September 30, 2015	24,577	$0.1	$748.2	$291.2	$(1.7)	$1,037.8
Net income	—	—	—	105.9	—	105.9
Stock-based compensation costs	—	—	3.7	—	—	3.7
Dividends declared	—	—	—	(78.8)	—	(78.8)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2016	24,577	$0.1	$751.9	$318.3	$(1.8)	$1,068.5
Net income	—	—	—	113.0	—	113.0
Stock-based compensation costs	—	—	4.2	—	—	4.2
Dividends declared	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at September 30, 2017	24,577	$0.1	$756.1	$416.5	$(1.7)	$1,171.0

*Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
STATEMENTS OF CASH FLOWS
(In millions)
Years Ended September 30	2017	2016	2015
Operating Activities:
Net Income	$113.0	$105.9	$105.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93.1	88.6	82.6
Deferred income taxes and investment tax credits	47.5	45.3	45.4
Changes in assets and liabilities:
Accounts receivable – net	(20.5)	35.7	9.9
Unamortized purchased gas adjustments	(11.6)	(18.7)	21.3
Accounts payable	16.8	0.9	(11.4)
Delayed/advance customer billings – net	(37.6)	24.9	17.9
Taxes accrued	5.0	4.9	(14.6)
Inventories	(13.0)	11.0	51.2
Other assets and liabilities	(11.6)	(29.6)	(32.8)
Other	1.6	2.3	2.8
Net cash provided by operating activities	182.7	271.2	277.6
Investing Activities:
Capital expenditures	(282.2)	(197.8)	(198.6)
Other	1.1	1.1	2.9
Net cash used in investing activities	(281.1)	(196.7)	(195.7)
Financing Activities:
Issuance of first mortgage bonds	170.0	—	—
(Repayment) issuance of short-term debt - net	(243.7)	10.7	(5.7)
Borrowings from Spire	203.0	—	18.4
Repayment of borrowings from Spire	—	—	(18.4)
Dividends paid	(28.7)	(84.8)	(78.7)
Other	(1.8)	—	0.5
Net cash provided by (used in) financing activities	98.8	(74.1)	(83.9)
Net Increase (Decrease) in Cash and Cash Equivalents	0.4	0.4	(2.0)
Cash and Cash Equivalents at Beginning of Year	2.1	1.7	3.7
Cash and Cash Equivalents at End of Year	$2.5	$2.1	$1.7

Supplemental disclosure of cash (paid) refunded for:
Interest	$(38.6)	$(35.7)	$(31.0)
Income taxes	—	2.1	0.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
STATEMENTS OF INCOME
(In millions)
Years Ended September 30	2017	2016	2015
Operating Revenues:
Utility	$400.5	$368.5	$479.2
Total Operating Revenues	400.5	368.5	479.2
Operating Expenses:
Utility
Natural and propane gas	84.5	67.3	171.5
Other operation and maintenance expenses	130.4	133.5	138.0
Depreciation and amortization	49.9	47.8	47.3
Taxes, other than income taxes	29.9	28.4	33.2
Total Operating Expenses	294.7	277.0	390.0
Operating Income	105.8	91.5	89.2
Other Income - Net	2.5	7.9	2.0
Interest Charges:
Interest on long-term debt	11.2	11.4	11.6
Other interest charges	3.2	2.4	2.3
Total Interest Charges	14.4	13.8	13.9
Income Before Income Taxes	93.9	85.6	77.3
Income Tax Expense	35.8	32.4	29.3
Net Income	$58.1	$53.2	$48.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
BALANCE SHEETS
(In millions)
September 30	2017	2016
ASSETS
Utility Plant	$1,838.0	$1,729.6
Less: Accumulated depreciation and amortization	782.0	756.6
Net Utility Plant	1,056.0	973.0
Current Assets:
Cash and cash equivalents	0.1	—
Accounts receivable:
Utility	32.0	34.0
Other	6.2	7.2
Allowance for doubtful accounts	(2.6)	(3.3)
Inventories:
Natural gas	33.9	34.6
Materials and supplies	6.5	5.9
Unamortized purchased gas adjustments	45.2	5.6
Other regulatory assets	19.4	14.9
Prepayments and other	6.7	5.1
Total Current Assets	147.4	104.0
Deferred Charges:
Regulatory assets	197.0	230.7
Deferred income tax	185.6	221.4
Other	57.0	60.8
Total Deferred Charges	439.6	512.9
Total Assets	$1,643.0	$1,589.9

SPIRE ALABAMA INC.
BALANCE SHEETS (continued)

September 30	2017	2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$867.4	$867.3
Long-term debt	247.8	247.6
Total Capitalization	1,115.2	1,114.9
Current Liabilities:
Notes payable	—	82.0
Notes payable – associated companies	169.9	—
Accounts payable	44.4	34.3
Accounts payable to associated companies	1.6	0.4
Advance customer billings	18.6	21.1
Wages and compensation accrued	7.4	7.8
Customer deposits	17.9	18.2
Interest accrued	3.3	3.3
Taxes accrued	23.4	21.6
Other regulatory liabilities	12.0	22.7
Other	2.9	6.3
Total Current Liabilities	301.4	217.7
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	50.2	74.3
Asset retirement obligations	128.4	120.1
Regulatory liabilities	39.6	41.7
Other	8.2	21.2
Total Deferred Credits and Other Liabilities	226.4	257.3
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$1,643.0	$1,589.9

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
STATEMENTS OF CAPITALIZATION
(Dollars in millions, except per share amounts)
September 30	2017	2016
Common Stock Equity:
Common stock, par value $0.01 per share, and paid-in capital:
Authorized – 3,000,000 shares
Outstanding – 1,972,052 shares	$420.9	$451.9
Retained earnings	446.5	415.4
Total Common Stock Equity	867.4	867.3
Long-Term Debt:
5.2% Notes, due January 15, 2020	40.0	40.0
3.86% Notes, due December 23, 2021	50.0	50.0
3.21% Notes, due September 15, 2025	35.0	35.0
5.9% Notes, due January 15, 2037	45.0	45.0
4.31% Notes, due December 1, 2045	80.0	80.0
Total Principal of Long-Term Debt	250.0	250.0
Unamortized debt issuance costs	(2.2)	(2.4)
Total Long-Term Debt	247.8	247.6
Total Capitalization	$1,115.2	$1,114.9

Long-term debt dollar amounts are exclusive of current portion.

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

	Common Stock Outstanding		Paid-in Capital	Retained Earnings
(Dollars in millions)	Shares	Amount			Total
Balance at September 30, 2014	1,972,052	$—	$503.9	$345.7	$849.6
Net income	—	—	—	48.0	48.0
Return of capital to Spire	—	—	(27.0)	—	(27.0)
Purchase accounting adjustments	—	—	4.0	—	4.0
Balance at September 30, 2015	1,972,052	—	480.9	393.7	874.6
Net income	—	—	—	53.2	53.2
Dividends declared	—	—	—	(31.5)	(31.5)
Return of capital to Spire	—	—	(29.0)	—	(29.0)
Balance at September 30, 2016	1,972,052	—	451.9	415.4	867.3
Net income	—	—	—	58.1	58.1
Dividends declared	—	—	—	(27.0)	(27.0)
Return of capital to Spire	—	—	(31.0)	—	(31.0)
Balance at September 30, 2017	1,972,052	$—	$420.9	$446.5	$867.4

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
STATEMENTS OF CASH FLOWS
(In millions)
Years Ended September 30	2017	2016	2015
Operating Activities:
Net Income	$58.1	$53.2	$48.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.9	47.8	47.3
Deferred income taxes	35.8	33.2	29.2
Changes in assets and liabilities:
Accounts receivable – net	(10.0)	(11.1)	(9.1)
Unamortized purchased gas adjustments	(39.6)	(33.8)	5.8
Accounts payable	8.8	9.1	(10.4)
Advance customer billings	(2.5)	2.0	2.4
Taxes accrued	1.8	(5.2)	(4.0)
Inventories	0.1	5.3	7.2
Other assets and liabilities	(16.6)	(3.2)	(18.0)
Other	(1.3)	0.9	2.0
Net cash provided by operating activities	84.5	98.2	100.4
Investing Activities:
Capital expenditures	(113.9)	(93.4)	(85.8)
Other	(0.4)	(2.5)	(1.0)
Net cash used in investing activities	(114.3)	(95.9)	(86.8)
Financing Activities:
Issuance of long-term debt	—	80.0	35.0
Repayment of long-term debt	—	(80.0)	(34.8)
(Repayment) issuance of short-term debt - net	(82.0)	51.0	15.0
Borrowings from Spire	169.9	—	—
Return of capital to Spire	(31.0)	(29.0)	(27.0)
Dividends paid	(27.0)	(31.5)	—
Other	—	—	(0.2)
Net cash provided by (used in) financing activities	29.9	(9.5)	(12.0)
Net Increase (Decrease) in Cash and Cash Equivalents	0.1	(7.2)	1.6
Cash and Cash Equivalents at Beginning of Period	—	7.2	5.6
Cash and Cash Equivalents at End of Period	$0.1	$—	$7.2

Supplemental disclosure of cash (paid) refunded for:
Interest	$(12.8)	$(12.4)	$(12.3)
Income taxes	—	0.8	—
See the accompanying Notes to Financial Statements.

SPIRE INC., SPIRE MISSOURI INC., AND SPIRE ALABAMA INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share, per unit and per gallon amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – These notes are an integral part of the accompanying audited financial statements of Spire Inc. presented on a consolidated basis (Spire or the Company), Spire Missouri Inc. (Spire Missouri or the Missouri Utilities) and Spire Alabama Inc. (Spire Alabama). Spire Missouri and Spire Alabama are wholly owned subsidiaries of the Company. Spire Missouri changed its name from Laclede Gas Company on August 30, 2017, and Spire Alabama changed its name from Alabama Gas Corporation on September 1, 2017. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth Inc. (formerly known as EnergySouth, Inc.) are collectively referred to as the Utilities. The subsidiaries of Spire EnergySouth Inc. (Spire EnergySouth) are Spire Gulf Inc. (Spire Gulf, formerly known as Mobile Gas Service Corporation) and Spire Mississippi Inc. (Spire Mississippi, formerly known as Willmut Gas & Oil Company). The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
Unless otherwise indicated, references to years herein are references to the fiscal years ending September 30 for the Company and its subsidiaries.
The consolidated financial position, results of operations, and cash flows of Spire are primarily derived from the financial position, results of operations, and cash flows of the Utilities. In compliance with GAAP, transactions between Spire Missouri and Spire Alabama and their affiliates, as well as intercompany balances on their balance sheets, have not been eliminated from their separate financial statements. The Company’s September 12, 2016 acquisition of Spire EnergySouth is included in the results of operations since the acquisition date and impacts the comparability of the financial statement periods presented for the Company. For a further discussion of the acquisition, see Note 2, Acquisitions. The Utilities are regulated natural gas distribution utilities. Due to the seasonal nature of the Utilities, the earnings of Spire, Spire Missouri and Spire Alabama are typically concentrated during the heating season of November through April each fiscal year.
NATURE OF OPERATIONS – Spire Inc. (NYSE: SR) is a public utility holding company with principal offices in St. Louis, Missouri. The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings generation. The Gas Utility segment is comprised of the operations of: the Missouri Utilities, serving St. Louis and eastern Missouri (Spire Missouri East) and Kansas City and western Missouri (Spire Missouri West, formerly Missouri Gas Energy, or MGE); Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving southern Alabama and south-central Mississippi. Spire’s primary non-utility business, Spire Marketing Inc. (Spire Marketing), included in the Gas Marketing segment, provides non-regulated natural gas services. The activities of other subsidiaries are described in Note 14, Information by Operating Segment, and are reported as Other. Spire Missouri and Spire Alabama each have a single reportable segment.
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
PROPERTY, PLANT, AND EQUIPMENT –
Utility Plant – Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expenses.

For Spire Missouri, utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. In fiscal years 2017, 2016 and 2015, annual depreciation and amortization expense averaged 3.0% of the original cost of depreciable and amortizable property.
For Spire Alabama, depreciation is provided using the composite method of depreciation on a straight-line basis over the estimated useful lives of utility property at rates approved by the Alabama Public Service Commission (APSC). The composite depreciation rate is approximately 3.1%.
Non-utility Property – Non-utility property is recorded at the original cost of acquisition or construction, which includes material, labor, contractor services and, for FERC-regulated projects, an allowance for funds used during construction. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. Upon retirement or sale of non-utility property, the original cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the income statements. Costs related to software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the estimated useful life of the related software. If software is retired prior to being fully amortized, the difference is recorded as a loss in the income statements.
Accrued Capital Expenditures – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows.

September 30	2017	2016	2015
Spire	$41.0	$30.4	$13.4
Spire Missouri	28.9	14.8	9.6
Spire Alabama	9.4	6.8	3.1
ASSET RETIREMENT OBLIGATIONS – Spire, Spire Missouri, and Spire Alabama record legal obligations associated with the retirement of long-lived assets in the period in which the obligations are incurred, if sufficient information exists to reasonably estimate the fair value of the obligations. Obligations are recorded as both a cost of the related long-lived asset and as a corresponding liability. Subsequently, the asset retirement costs are depreciated over the life of the asset and the asset retirement obligations are accreted to the expected settlement amounts. The Company, Spire Missouri and Spire Alabama record asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of Spire Missouri’s, Spire Alabama’s and Spire Gulf’s distribution systems and general plant. Asset retirement obligations recorded by Spire’s other subsidiaries are not material. As authorized by the Missouri Public Service Commission (MoPSC) and APSC, Spire Missouri, Spire Alabama and Spire Gulf accrue future asset removal costs associated with their property, plant and equipment even if a legal obligation does not exist. Such accruals are provided for through depreciation expense and are recorded with corresponding credits to regulatory liabilities or regulatory assets. When those utilities retire depreciable utility plant and equipment, they charge the associated original costs to accumulated depreciation and amortization, and any related removal costs incurred are charged to regulatory liabilities or regulatory assets. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognized for financial reporting purposes is a timing difference between recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, these differences are deferred as regulatory liabilities or regulatory assets. In the rate setting process, the regulatory liabilities or regulatory assets are excluded from the rate base upon which those utilities have the opportunity to earn their allowed rates of return. The costs associated with asset retirement obligations of Spire Missouri, Spire Alabama and Spire Gulf are either currently being recovered in rates or are probable of recovery in future rates.

The following table presents a reconciliation of the beginning and ending balances of asset retirement obligations at September 30, as reported in the balance sheets.

	Spire		Spire Missouri		Spire Alabama
	2017	2016	2017	2016	2017	2016
Asset retirement obligations, beginning of year	$206.4	$159.2	$75.2	$72.4	$120.1	$86.6
Liabilities incurred during the period	5.5	4.1	0.3	1.2	5.2	2.9
Liabilities settled during the period	(4.6)	(9.5)	(1.1)	(1.9)	(1.9)	(6.8)
Accretion	9.1	13.2	3.6	3.5	5.0	9.7
Revisions in estimated cash flows	80.2	27.5	80.6	—	—	27.7
Addition of Spire EnergySouth asset retirement obligations	—	11.9	—	—	—	—
Asset retirement obligations, end of year	$296.6	$206.4	$158.6	$75.2	$128.4	$120.1
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
As discussed below for Spire Missouri and Spire Alabama, the Purchased Gas Adjustment (PGA) clauses and Gas Supply Adjustment (GSA) riders allow the Utilities to pass through to customers the cost of purchased gas supplies. Regulatory assets and regulatory liabilities related to the PGA clauses and the GSA rider are both labeled Unamortized Purchased Gas Adjustments herein.
Spire Missouri
As authorized by the MoPSC, the PGA clause allows Spire Missouri to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. To better match customer billings with market natural gas prices, Spire Missouri is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Certain provisions of the PGA clause are included below:

•
Spire Missouri has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. The MoPSC clarified that costs, cost reductions, and carrying costs associated with the Utility’s use of natural gas derivative instruments are gas costs recoverable through the PGA mechanism.

•
The tariffs allow Spire Missouri flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months.

•
Spire Missouri is authorized to apply carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments, including cash payments for margin deposits. Spire Missouri East is also authorized to recover gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season.

•
The MoPSC approved a plan applicable to Spire Missouri’s gas supply commodity costs under which it retains a portion of cost savings associated with the acquisition of natural gas below an established benchmark level. This gas supply cost management program allows Spire Missouri to retain 10% of cost savings, up to a maximum of $3.0 annually. Spire Missouri did not record any such incentive compensation under the plan during the three fiscal years reported. Incentives recorded under the plan, if any, are included in Gas Utility Operating Revenues on the Consolidated Statements of Income and under Operating Revenues on Spire Missouri’s Statements of Income.

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

	Customer Share	Company Share
Spire Missouri East
First $2.0 of pre-tax income*	85%	15%
Next $2.0 of pre-tax income	80%	20%
Next $2.0 of pre-tax income	75%	25%
Amounts of pre-tax income exceeding $6.0	70%	30%
* Customer share was set to 85% and company share set to 15% in fiscal 2017. For fiscal 2016 and 2015, the customer share and company share were 100% and 0%, respectively.
Spire Missouri West
First $1.2 of pre-tax income	85%	15%
Next $1.2 of pre-tax income	80%	20%
Next $1.2 of pre-tax income	75%	25%
Amounts of pre-tax income exceeding $3.6	70%	30%
Spire Alabama
Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Spire Alabama’s tariff provides a temperature adjustment mechanism, also included in the GSA rider, which is designed to moderate the impact of departures from normal temperatures on Spire Alabama’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather-related conditions that may affect customer usage are not included in the temperature adjustment.
NATURAL GAS AND PROPANE GAS – For Spire Missouri East, inventory of natural gas in storage is priced on a last in, first out (LIFO) basis and inventory of propane gas in storage is priced on a first in, first out (FIFO) basis. For the rest of the Gas Utility segment, inventory of natural gas in storage is priced on the weighted average cost basis. The replacement cost of Spire Missouri’s natural gas for current use in eastern Missouri at September 30, 2017 and September 30, 2016 was less than the LIFO cost by $20.8 and $11.4, respectively. The carrying value of the Utilities’ inventory is not adjusted to the lower of cost or market prices because, pursuant to PGA or GSA, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Spire’s other operating segments is recorded at the lower of average cost or market.
BUSINESS COMBINATIONS – The Spire EnergySouth acquisition was accounted for by Spire using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value. For additional information on the acquisition of Spire EnergySouth, refer to Note 2, Acquisitions.

GOODWILL – Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. Spire and Spire Missouri evaluate goodwill for impairment as of July 1 of each year, or more frequently if events and circumstances indicate that goodwill might be impaired. At July 1, 2017, 2016 and 2015, Spire and Spire Missouri each applied a quantitative goodwill evaluation model to their reporting units and concluded goodwill was not impaired because the fair value exceeded the carrying amount. The changes in the carrying amount of goodwill by reportable segment were as follows:

	Gas Utility	Gas Marketing	Other	Total
Balance as of September 30, 2014	$210.2	$—	$727.6	$937.8
Adjustments to finalize the acquisition of Spire Alabama	—	—	8.2	8.2
Balance as of September 30, 2015	210.2	—	735.8	946.0
Acquisition of Spire EnergySouth	—	—	218.9	218.9
Balance as of September 30, 2016	210.2	—	954.7	1,164.9
Adjustments to finalize the acquisition of Spire EnergySouth	—	—	6.7	6.7
Balance as of September 30, 2017	$210.2	$—	$961.4	$1,171.6
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
REVENUE RECOGNITION – The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities, Spire Gulf and Spire Mississippi record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues for Spire Missouri at September 30, 2017 and 2016 were $30.1 and $26.1, respectively. Spire Alabama records natural gas distribution revenues in accordance with the tariff established by the APSC. Unbilled revenue is accrued in an amount equal to the related gas cost, as profit margin is not considered earned until billed. The amounts of accrued unbilled revenues for Spire Alabama at September 30, 2017 and 2016 were $1.9 and $5.9. Spire’s other subsidiaries, including Spire Marketing, record revenues when earned, either when the product is delivered or when services are performed.
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
NATURAL GAS RECEIVABLE – Spire Marketing enters into natural gas transactions with natural gas pipeline companies known as park and loan arrangements. Under the terms of the arrangements, Spire Marketing purchases natural gas from a third party and delivers that natural gas to the pipeline company for the right to receive the same quantity of natural gas from the pipeline company at the same location in a future period. These arrangements are accounted for as non-monetary transactions under GAAP and are recorded at the carrying amount. As such, natural gas receivables are reflected on the Consolidated Balance Sheets at cost, which includes related pipeline fees associated with the transactions. In the period that the natural gas is returned to Spire Marketing, concurrent with the sale of the natural gas to a third party, the related natural gas receivable is expensed in the Consolidated Statements of Income. In conjunction with these transactions, Spire Marketing usually enters into New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) natural gas futures, options, and swap contracts or fixed price sales agreements to protect against market changes in future sales prices.
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
GROSS RECEIPTS AND SALES TAXES – Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The revenue and expense amounts are recorded gross in the “Operating Revenues” and “Taxes, other than income taxes” lines, respectively, in the statements of income.
The following table presents gross receipts taxes recorded as revenues:

	2017	2016	2015
Spire	$84.6	$75.5	$97.3
Spire Missouri	60.7	57.4	74.5
Spire Alabama	19.5	17.9	22.6
Sales taxes imposed on applicable Spire Alabama and Spire Missouri sales are billed to customers. These amounts are not recorded in the statements of income but are recorded as tax collections payable and included in the “Other” line of the Current Liabilities section of the balance sheets.

TRANSACTIONS WITH AFFILIATES – Transactions between affiliates of the Company have been eliminated from the consolidated financial statements of Spire. Spire Missouri and Spire Alabama borrowed funds from the Company and incurred related interest, as reflected in their separate financial statements, and participated in normal intercompany shared services transactions. In addition, Spire Missouri’s other transactions with affiliates included:

	2017	2016	2015
Purchases of natural gas from Spire Marketing	$74.4	$46.3	$74.1
Sales of natural gas to Spire Marketing	7.8	1.9	4.0
Transportation services received from Spire NGL Inc.	1.0	1.0	1.0
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Estimates of the collectability of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. Accounts receivable are written off against the allowance for doubtful accounts when they are deemed to be uncollectible. Spire’s provision for uncollectible accounts includes the amortization of previously deferred uncollectible expenses for Spire Missouri and Spire Alabama, as approved by the MoPSC and the APSC, respectively.
FINANCE RECEIVABLES – Spire Alabama finances third party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2017 and September 30, 2016, the Company’s finance receivable totaled approximately $12.5 and $11.8, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Spire Alabama relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment, after 90 days are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Spire Alabama had finance receivables past due 90 days or more of $0.4 at September 30, 2017 and September 30, 2016. Spire Alabama recorded a related allowance for credit losses at September 30, 2017 and September 30, 2016 of $0.4.
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

STOCK-BASED COMPENSATION – The Company measures stock-based compensation awards at fair value at the date of grant and recognizes the compensation cost of the awards over the requisite service period. Effective with the adoption of Accounting Standards Update No. 2016-09 at the beginning of fiscal 2017 (described under New Accounting Pronouncements below), forfeitures are recognized in the period they occur. In fiscal 2016 and fiscal 2015, forfeitures were estimated at the time of grant and revised, when necessary, in subsequent periods when the actual forfeitures differed from those estimates. Refer to Note 3, Stock-Based Compensation, for further discussion of the accounting for the Company’s stock-based compensation plans.
REVISIONS TO PRIOR FINANCIAL STATEMENTS – Certain prior period amounts have been adjusted to conform with the current period presentation. Net income and total equity were not affected by these reclassifications.
NEW ACCOUNTING PRONOUNCEMENTS – In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Under prior GAAP, debt issuance costs were recorded as a deferred charge (asset), while debt discount and debt premium costs were recorded as a liability adjustment. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Spire, Spire Missouri and Spire Alabama adopted this ASU as of December 31, 2016. Retrospective adjustments have been made to the previous year balance sheets as of September 30, 2016, and the amounts of unamortized debt issuance costs are shown separately on the statements of capitalization. The ASU does not address the presentation of debt issuance costs related to line-of-credit arrangements, and those continue to be reported as deferred charges.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. Spire, Spire Missouri and Spire Alabama adopted this ASU in the interim quarterly reporting period ended June 30, 2017. Amendments related to the timing of excess tax benefits recognition, minimum statutory withholding requirements, and forfeitures were applied using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of October 1, 2016, and amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement were applied prospectively as of that date. Amendments related to the presentation of excess tax benefits on the statement of cash flows and the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement were applied retrospectively. There were no material impacts on the financial statements of the Company, Spire Missouri or Spire Alabama, all of which adopted a policy of accounting for forfeitures when they occur.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current guidance. ASU No. 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Existing alternative revenue program guidance, though excluded by the FASB in updating specific guidance associated with revenue from contracts with customers, was relocated without substantial modification to accounting guidance for rate-regulated entities. It will require separate presentation of such revenues (subject to the above-noted deliberations) in the statement of income. Entities have the option of using either a full retrospective or modified retrospective approach to adopting this guidance. In August 2015, the FASB issued ASU No. 2015-14, which made the guidance in ASU No. 2014-09 effective for fiscal years beginning after December 15, 2017 and interim periods within those years. In 2016, the FASB issued related ASU Nos. 2016-08, 2016-10, 2016-11, 2016-12, and 2016-20 which further modified the standards for accounting for revenue. The Company, Spire Missouri and Spire Alabama have nearly completed their evaluation of their sources of revenue and related contracts and plan to adopt the new guidance in the first quarter of fiscal 2019 using the modified retrospective approach, and they expect no material effect on their financial position, results of operations, or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which provides revised guidance concerning certain matters involving the recognition, measurement, and disclosure of financial instruments. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Unrealized gains and losses on equity securities previously classified as available-for-sale will be recognized immediately in earnings rather than recorded in other comprehensive income. Entities will record a cumulative-effect adjustment as of the beginning of the fiscal year in which the guidance is adopted, which requires amounts reported in accumulated other comprehensive income for such equity securities to be reclassified to retained earnings. Based on an assessment of their current financial instruments, the Company, Spire Missouri and Spire Alabama expect to adopt this standard in the first quarter of fiscal 2019 with no significant impact.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize a right-of-use asset and lease liability for almost all lease contracts based on the present value of lease payments. There is an exemption for short-term leases. The ASU provides new guidelines for identifying and classifying a lease, and classification affects the pattern and income statement line item for the related expense. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company, Spire Missouri and Spire Alabama are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal 2020.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade receivables. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and may be adopted a year earlier. The new guidance will be initially applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company, Spire Missouri and Spire Alabama are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal 2021.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill test, where the measurement of a goodwill impairment loss was determined by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Upon adoption, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new guidance is required for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company and Spire Missouri do not expect this standard change to have a material impact on their financial statements and will adjust their goodwill impairment procedures accordingly upon adoption, no later than their annual tests for fiscal 2021. Step 1 of the tests for fiscal 2017 did not indicate potential impairment, so Step 2 was not necessary.
In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amended guidance requires that the service cost component of pension and postretirement benefit costs be presented within the same line item in the income statement as other compensation costs (except for the amount being capitalized), while other components are to be presented outside the subtotal of operating income and are no longer eligible for capitalization. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amended guidance will be applied retrospectively for income statement presentation and prospectively for capitalization. The Company, Spire Missouri and Spire Alabama are currently assessing the regulatory and other impacts of adopting this standard, which must be adopted by the first quarter of fiscal 2019.
In August 2017, the FASB issued ASU No.2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU more closely align the results of hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. They are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early application is permitted. The Company, Spire Missouri and Spire Alabama are currently assessing the effects of this new guidance, as well as the timing of adoption.

2.     ACQUISITIONS
Effective September 12, 2016, Spire completed the acquisition of 100% of the common stock of Spire EnergySouth, the parent company of Spire Gulf and Spire Mississippi, serving natural gas utility customers in Alabama and Mississippi. This acquisition is supportive of the strategic focus on growing Spire’s gas utility business and creating geographic and regulatory diversity. Total cash consideration paid, net of cash acquired, debt assumed, and a working capital settlement payment received, was $313.9. The goodwill of $225.6 arising from this acquisition, which is not deductible for tax purposes, is attributable to the assembled workforce and the expected cost efficiencies and strategic benefits of the transaction. The Company did not elect pushdown accounting, so the goodwill was recorded on the Spire parent company balance sheet rather than the Spire EnergySouth subsidiary balance sheet and is included in disclosures of segment assets under Other. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date.

	As originally recorded	Measurement period adjustments	As adjusted
Recognized amounts of identifiable assets acquired and liabilities assumed:
Utility plant	$199.5	$—	$199.5
Cash	2.0	—	2.0
Other current assets	17.5	0.2	17.7
Other assets	79.8	(10.7)	69.1
Long-term debt	(67.0)	—	(67.0)
Other current liabilities	(42.7)	—	(42.7)
Deferred tax liabilities	(35.5)	—	(35.5)
Other liabilities	(52.8)	—	(52.8)
Total identifiable net assets	100.8	(10.5)	90.3
Goodwill	218.9	6.7	225.6
Consideration (cash)	$319.7	$(3.8)	$315.9
Spire EnergySouth’s results of operations are included in the Spire statements of income from the date of acquisition, as shown in the following table.

	2017	2016
Total Operating Revenues	$95.5	$3.3
Net Income (Loss)	9.4	(0.2)
Earnings Per Share	$0.20	$—
The following unaudited pro forma financial information presents Spire’s combined results of operations as though the Spire EnergySouth acquisition had occurred as of the beginning of fiscal 2015. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that would have been achieved if the acquisition had occurred as of the earlier date. It includes estimates and assumptions which management believes are reasonable. The timing of integration costs was not changed.

	2017	2016	2015
Total Operating Revenues	$1,740.7	$1,632.4	$2,081.6
Net Income	161.6	153.9	143.6
Basic Earnings Per Share	$3.44	$3.48	$3.32
Diluted Earnings Per Share	3.43	3.46	3.31

3.     STOCK-BASED COMPENSATION
Spire’s 2015 incentive plan, The Laclede Group 2015 Equity Incentive Plan (the 2015 Plan), was approved at the annual meeting of shareholders of Spire on January 29, 2015. The purpose of the 2015 Plan is to encourage directors, officers, and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation Committee (Committee) of the Board of Directors may grant awards under the 2015 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Committee. Under the terms of the 2015 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The 2015 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The 2015 Plan generally provides a minimum vesting period of at least three years for each type of award, with pro rata vesting permitted during the minimum three-year vesting period. The maximum number of shares reserved for issuance under the 2015 Plan is 1,000,000. The 2015 Plan replaced The Laclede Group 2006 Equity Incentive Plan (the 2006 Plan), which in turn replaced The Laclede Group, Inc. 2002 Equity Incentive Plan (the 2002 Plan). Shares reserved under the 2006 Plan and the 2002 Plan, other than those needed for outstanding awards, were canceled upon shareholder approval of the 2015 Plan.
The Company issues new shares to satisfy employee restricted stock awards and stock option exercises.
Restricted Stock Awards
During fiscal 2017, the Company granted 196,400 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $45.01 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2019. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting, but are subject to forfeiture if the underlying share units do not vest.
The number of share units that will ultimately vest is dependent upon the attainment of certain levels of earnings and other strategic goals, as well as the Company’s level of total shareholder return (TSR) during the performance period relative to a comparator group of companies. This TSR provision is considered a market condition under GAAP and is discussed further below.
The weighted average grant date fair value of performance-contingent restricted shares and share units granted during fiscal years 2016 and 2015 was $45.95 and $36.69 per share, respectively.
Fiscal 2017 activity of restricted stock and restricted stock units subject to performance and/or market conditions is presented below:

	Shares/ Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2016	510,583	$40.37
Granted (maximum shares that can be earned)	196,400	$45.01
Vested	(78,825)	$42.37
Forfeited	(64,128)	$33.03
Nonvested at September 30, 2017 (at maximum)	564,030	$42.51
Nonvested at September 30, 2017 (at target)	282,015	$56.32
During fiscal 2017, the Company granted 33,240 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $63.05 per share. Unless forfeited based on terms of the agreements, these shares will vest in fiscal 2020. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal years 2016 and 2015 was $59.40 and $50.90 per share, respectively.

During fiscal 2017, the Company granted 10,850 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $63.45 per share. These shares vested in fiscal 2017, six months after the grant date. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2016 and 2015 was $63.93 and $54.66 per share, respectively.
Time-vested restricted stock and stock unit activity for fiscal 2017 is presented below:

	Shares/ Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2016	132,779	$49.83
Granted	44,090	$63.15
Vested	(58,200)	$47.67
Forfeited	(7,729)	$55.58
Nonvested at September 30, 2017	110,940	$55.85
For restricted stock and stock units (performance-contingent and time-vested) that vested during fiscal years 2017, 2016, and 2015, the Company withheld 35,514 shares, 30,712 shares, and 31,688, respectively, at weighted average prices of $63.83, $57.29, and $50.65 per share, respectively, pursuant to elections by employees to satisfy tax withholding obligations. The total fair value of restricted stock (performance-contingent and time-vested) that vested during fiscal years 2017, 2016, and 2015 was $8.9, $6.3, and $6.4, respectively, and the related tax benefit was $3.3, $2.4, and $2.4, respectively. None of the tax benefits have been realized.
Stock Option Awards
No stock options were granted during fiscal years 2017, 2016, and 2015. There was no stock option activity in fiscal 2017, as all outstanding stock options either vested or forfeited in fiscal 2016. During fiscal 2016, cash received from the exercise of stock options was $0.7 and the related intrinsic value was $0.7. During fiscal 2015, cash received from the exercise of stock options was $1.5 and the related intrinsic value was $0.9. Related tax benefits were not material in any of those years.
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
The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, are estimated using the closing price of the Company’s stock on the grant date. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate United States (US) Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value of the awards subject to the TSR provision awarded during fiscal years 2017, 2016, and 2015 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2017	2016	2015
Risk-free interest rate	1.39%	1.14%	0.83%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	16.3%	15.0%	14.0%
Vesting period	2.8 years	2.8 years	2.8 years

The risk-free interest rate was based on the yield on US Treasury securities matching the vesting period. A zero percent dividend yield was used, which is mathematically equivalent to the assumption that dividends are reinvested as they are paid. The expected volatility is based on the historical volatility of the Company’s stock. Volatility assumptions were also made for each of the companies included in the comparator group. The vesting period is equal to the performance period set forth in the terms of the award.
The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	2017	2016	2015
Total compensation cost	$7.4	$6.7	$6.7
Compensation cost capitalized	(3.3)	(2.2)	(1.8)
Compensation cost recognized in net income	$4.1	$4.5	$4.9
Income tax benefit recognized in net income	(1.5)	(1.7)	(1.9)
Compensation cost recognized in net income, net of income tax	$2.6	$2.8	$3.0
As of September 30, 2017, there was $8.9 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years.

4.     EARNINGS PER COMMON SHARE

	2017	2016	2015
Basic EPS:
Net Income	$161.6	$144.2	$136.9
Less: Income allocated to participating securities	0.4	0.5	0.5
Net Income Available to Common Shareholders	$161.2	$143.7	$136.4
Weighted Average Shares Outstanding (millions)	46.9	44.1	43.2
Earnings Per Share of Common Stock	$3.44	$3.26	$3.16
Diluted EPS:
Net Income	$161.6	$144.2	$136.9
Less: Income allocated to participating securities	0.4	0.5	0.5
Net Income Available to Common Shareholders	$161.2	$143.7	$136.4
Weighted Average Shares Outstanding (millions)	46.9	44.1	43.2
Dilutive Effect of Stock Options, Restricted Stock, and Restricted Stock Units (millions)	0.1	0.2	0.1
Weighted Average Diluted Shares (millions)	47.0	44.3	43.3
Earnings Per Share of Common Stock	$3.43	$3.24	$3.16
Outstanding Shares (in millions) Excluded from the Calculation of Diluted EPS Attributable to:
Restricted stock and stock units subject to performance and/or market conditions	0.5	0.3	0.3
Spire’s 2.875 million equity units issued in June 2014 were anti-dilutive for the periods they were outstanding. Accordingly, they were also excluded from the calculation of weighted average diluted shares for those periods. On April 3, 2017, Spire settled the purchase contracts underlying those equity units by issuing approximately 2.5 million shares of its common stock. See Note 5 for more information.

5.     SHAREHOLDERS’ EQUITY
Spire
In 2014, Spire issued 2.875 million equity units as a portion of the Spire Alabama acquisition financing. The equity units were originally issued at $50 per unit pursuant to the Purchase Contract and Pledge Agreement (Purchase Contract) dated as of June 11, 2014 between Spire and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary. These units consisted of $143.8 aggregate principal amount of 2014 Series A 2.00% remarketable junior subordinated notes due 2022 and the Purchase Contract obligating the holder to purchase common shares at a future settlement date. The equity unit investments were effectively replaced as planned in a series of transactions outlined in Note 6, resulting in the issuance of 2,504,684 shares of the Company’s common stock at a purchase price of $57.3921 per share. Under the contract terms, the equity units were converted to common stock at the rate of 0.8712 shares per unit, with a corresponding adjustment to purchase price.
Spire filed a registration statement on Form S-3 with the US Securities and Exchange Commission (SEC) on June 15, 2017 for the issuance and sale of up to 250,000 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 244,130 and 239,945 shares at September 30, 2017 and November 10, 2017, respectively, remaining available for issuance under this Form S-3.
On May 17, 2016, Spire completed a public offering of 2,185,000 shares of its common stock, generating $133.2 of proceeds net of issuance costs. On September 23, 2016, Spire and Spire Missouri filed with the SEC a joint shelf registration statement on Form S-3 for issuance of various types of debt and equity securities, which registration statement will expire September 22, 2019. The amount, timing, and type of additional financing to be issued under this shelf registration statement will depend on cash requirements and market conditions.
At September 30, 2017 and 2016, Spire had authorized 5,000,000 shares of preferred stock, but none were issued and outstanding.
Spire Missouri
Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock or to make loans to its parent company. These mortgage restrictions are applicable regardless of whether the stock is publicly held or held solely by Spire Missouri’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953 would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8.0 plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953 to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2017 and 2016, the amount under the mortgage’s formula that was available to pay dividends was $1,010.8 and $916.8, respectively. Thus, all of Spire Missouri’s retained earnings were free from such dividend restrictions as of those dates.
On September 23, 2016, Spire and Spire Missouri filed with the SEC a joint shelf registration statement on Form S-3 for issuance of various types of debt and equity securities, which registration statement will expire September 22, 2019. The amount, timing, and type of additional financing to be issued under this shelf registration statement will depend on cash requirements and market conditions, as well as future MoPSC authorizations.
Spire Missouri has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $300.0. On September 15, 2017, Spire Missouri issued $170.0 in first mortgage bonds, leaving $130.0 available under the MoPSC authorization.
At September 30, 2017 and 2016, Spire Missouri had authorized 1,480,000 shares of preferred stock, but none were issued and outstanding.
Spire Alabama
At September 30, 2017 and 2016, Spire Alabama had authorized 120,000 shares of preferred stock, but none were issued and outstanding.

Other Comprehensive Income
The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the balance sheets at September 30 were as follows:

	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Net Unrealized Losses on Available for Sale Securities	Total
Spire
Balance at September 30, 2015	$(0.4)	$(1.5)	$(0.1)	$(2.0)
Other comprehensive loss	(1.9)	(0.3)	—	(2.2)
Balance at September 30, 2016	(2.3)	(1.8)	(0.1)	(4.2)
Other comprehensive income (loss)	7.2	0.3	(0.1)	7.4
Balance at September 30, 2017	$4.9	$(1.5)	$(0.2)	$3.2

Spire Missouri
Balance at September 30, 2015	(0.2)	(1.5)	—	$(1.7)
Other comprehensive income (loss)	0.3	(0.3)	(0.1)	(0.1)
Balance at September 30, 2016	0.1	(1.8)	(0.1)	(1.8)
Other comprehensive income (loss)	—	0.2	(0.1)	0.1
Balance at September 30, 2017	$0.1	$(1.6)	$(0.2)	$(1.7)
Income tax expense (benefit) recorded for items of other comprehensive income (loss) reported in the statements of comprehensive income is calculated by applying statutory federal, state, and local income tax rates applicable to ordinary income. The tax rates applied to individual items of other comprehensive income (loss) are similar within each reporting period. For the periods presented, Spire Alabama had no accumulated other comprehensive income (loss) balances.

6.	LONG-TERM DEBT
Composition of long-term debt for Spire, Spire Missouri and Spire Alabama are shown in each registrant’s statements of capitalization as part of the financial statements. Maturities of long-term debt for Spire on a consolidated basis, Spire Missouri and Spire Alabama for the five fiscal years subsequent to September 30, 2017 are as follows:

	Spire	Spire Missouri	Spire Alabama
2018	$100.0	$100.0	$—
2019	180.0	50.0	—
2020	40.0	—	40.0
2021	55.0	—	—
2022	50.0	—	50.0
Spire’s, Spire Missouri’s and Spire Alabama’s short-term credit facilities and long-term debt agreements contain customary covenants and default provisions. As of September 30, 2017, there were no events of default under these covenants.
The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company, Spire Missouri and Spire Alabama remain at investment grade, but are subject to review and change by the rating agencies.
It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, interest payments on long-term debt, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

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
In 2014, Spire issued 2.875 million equity units as a portion of the Spire Alabama acquisition financing. The equity units were originally issued at $50 per unit pursuant to the Purchase Contract dated as of June 11, 2014 between Spire and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary. These units consisted of $143.8 aggregate principal amount of 2014 Series A 2.00% remarketable junior subordinated notes due 2022 (the Junior Notes) and the Purchase Contract obligating the holder to purchase common shares at a future settlement date.
The equity unit investments were effectively replaced as planned in a series of transactions outlined below:

•
On February 22, 2017, the selling securityholders (as defined below) agreed to purchase the Junior Notes in connection with the remarketing of the junior subordinated notes that comprised a component of the equity units.

•
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

•
The public offering was completed on February 27, 2017. Spire used its net proceeds from its sale of the Senior Notes to repay short-term debt. Spire did not receive any proceeds from the sale of the Senior Notes by the selling securityholders.

•
On April 3, 2017, Spire settled the Purchase Contracts underlying its 2.875 million equity units by issuing 2,504,684 shares of its common stock at a purchase price of $57.3921 per share. Fractional shares were settled in cash at $67.50 per share. The purchase price was funded with the proceeds from the Junior Notes. Under the contract terms, the equity units were converted to common stock at the rate of 0.8712, with a corresponding adjustment to purchase price. Spire received net cash proceeds of approximately $142.0, which it used to repay short-term debt incurred the previous month to redeem the floating rate notes.

At September 30, 2017, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,112.0, of which $980.0 was issued by Spire Missouri, $250.0 was issued by Spire Alabama, and $67.0 was issued by other subsidiaries. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemption of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.
Of the Company’s $2,112.0 long-term debt (including the current portion), $25.0 has no call options, $1,037.0 has make-whole call options, $5.0 is callable currently, and $1,045.0 is callable at par one to six months prior to maturity.
As indicated in Note 5, Shareholders’ Equity, Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities.
Including the current portion of long-term debt, the Company’s capitalization at September 30, 2017 consisted of 48.7% of common stock equity and 51.3% long-term debt, compared to 46.1% of common stock equity and 53.9% of long-term debt at September 30, 2016.

Spire Missouri
On September 15, 2017, Spire Missouri issued and sold in a private placement $50.0 in aggregate principal amount of its first mortgage bonds due September 15, 2032, $70.0 in aggregate principal amount of its first mortgage bonds due September 15, 2047 and $50.0 in aggregate principal amount of its first mortgage bonds due September 15, 2057. Spire Missouri used the proceeds to refinance existing indebtedness and for other general corporate purposes. The 2032 bonds, 2047 bonds and 2057 bonds bear interest at a rate per annum of 3.68%, 4.23% and 4.38%, respectively, payable semi-annually on the 15th day of March and September of each year.
Spire Missouri has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in-capital, and enter into capital lease agreements, all for a total of up to $300.0 for financings placed any time before September 30, 2018. During the year ended September 30, 2017, Spire Missouri issued $170.0 in securities under this authorization, so as of that date, $130.0 remains available to be issued.
At September 30, 2017, including the current portion but excluding unamortized discounts and debt issuance costs, Spire Missouri had long-term debt totaling $980.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Of Spire Missouri’s $980.0 in long-term debt, $25.0 has no call options, $435.0 has make-whole call options and $520.0 is callable at par three to six months prior to maturity.
As indicated in Note 5, Shareholders’ Equity, Spire Missouri has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt, and preferred stock, which expires on September 22, 2019.
Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock, which are described in Note 5, Shareholders’ Equity.
Including the current portion of long-term debt, Spire Missouri’s capitalization at September 30, 2017 consisted of 54.6% of common stock equity and 45.4% long-term debt compared to 57.1% of common stock equity and 42.9% of long-term debt at September 30, 2016.
Spire Alabama
At September 30, 2017, excluding unamortized debt issuance costs, Spire Alabama had fixed-rate long-term debt totaling $250.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. All of Spire Alabama’s $250.0 long-term debt has make-whole call options.
Spire Alabama’s capitalization at September 30, 2017 consisted of 77.8% of common stock equity and 22.2% long-term debt, consistent with 77.8% of common stock equity and 22.2% of long-term debt at September 30, 2016.
Because Spire Alabama has no standing authority to issue long-term debt, it must petition the APSC for each planned issuance. On October 3, 2017, Spire Alabama received authorization and approval from the APSC to borrow up to $75.0 for general corporate purposes and to retire short-term debt.

7.    NOTES PAYABLE AND CREDIT AGREEMENTS
Short-term cash requirements outside of the Utilities have generally been funded by Spire or met with internally generated funds. The Utilities’ short term borrowing requirements typically peak during the colder months. Total short-term borrowing requirements can be met through the sale of commercial paper supported by a revolving credit facility or through direct use of the revolving credit facility.
On December 14, 2016, Spire, Spire Missouri, and Spire Alabama entered into a new syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring December 14, 2021. The largest portion provided by a single bank under the line is 12.3%. The loan agreement replaced Spire’s and Spire Missouri’s existing loan agreements dated as of September 3, 2013 and amended September 3, 2014, which were set to expire on September 3, 2019, and Spire Alabama’s existing loan agreement dated September 2, 2014, which was set to expire September 2, 2019. All three previous agreements were terminated on December 14, 2016.

The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment. Spire may use its line to provide for the funding needs of various subsidiaries. Spire, Spire Missouri, and Spire Alabama expect to use the loan agreement for general corporate purposes, including short-term borrowings and letters of credit. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on September 30, 2017, total debt was 56% of total capitalization for the consolidated Company, 50% for Spire Missouri, and 33% for Spire Alabama. There were no borrowings against this credit facility as of September 30, 2017.
On December 21, 2016, Spire established a commercial paper program (Program) pursuant to which Spire may issue short-term, unsecured commercial paper notes (Notes). Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $975.0. The Notes may have maturities of up to 365 days from date of issue. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, including to provide working capital for both utility and non-utility subsidiaries. As of September 30, 2017, Notes outstanding under the Program totaled $477.3.
Information about Spire’s consolidated short-term borrowings is presented below. Based on average short-term borrowings for the year ended September 30, 2017, an increase in the average interest rate of 100 basis points would decrease Spire’s pre-tax earnings and cash flows by approximately $4.9 on an annual basis, portions of which may be offset through the application of PGA or GSA carrying costs.

	Spire Short‑term Borrowings[1]	Spire Missouri Commercial Paper Borrowings[2]	Spire Alabama Bank Line Borrowings	Total Short‑term Borrowings
Year Ended September 30, 2017
Weighted average borrowings outstanding	$369.0	$88.5	$28.3	$485.8
Weighted average interest rate	1.3%	0.9%	1.6%	1.2%
Range of borrowings outstanding	$73.0 - $675.6	$0.0 - $329.7	$0.0 - $102.5	$395.5 - $675.6
As of September 30, 2017
Borrowings outstanding	$477.3	$—	$—	$477.3
Weighted average interest rate	1.5%	—%	—%	1.5%
Year Ended September 30, 2016
Weighted average borrowings outstanding	$42.7	$201.0	$30.2	$273.9
Weighted average interest rate	1.6%	0.7%	1.4%	0.9%
Range of borrowings outstanding	$0.0 - $82.0	$43.0 - $307.2	$0.0 - $82.0	$73.1 - $427.2
As of September 30, 2016
Borrowings outstanding	$73.0	$243.7	$82.0	$398.7
Weighted average interest rate	1.8%	0.8%	1.5%	1.1%

[1]
Spire Short-term Borrowings includes bank line borrowings of Spire Inc. (excluding its subsidiaries) and, since January 1, 2017, commercial paper. Of Spire’s $477.3 borrowings outstanding as of September 30, 2017, $440.0 was used to provide funding to its subsidiaries, including Spire Missouri ($203.0), Spire Alabama ($169.9), Spire EnergySouth and subsidiaries ($12.9), Spire STL Pipeline LLC ($26.6), and others ($27.6).

2     The commercial paper program for Spire Missouri terminated February 2, 2017.

Spire Missouri
Information about Spire Missouri’s short-term borrowings is presented below. Based on average short-term borrowings for the year ended September 30, 2017, an increase in the average interest rate of 100 basis points would decrease Spire Missouri’s pre-tax earnings and cash flows by approximately $2.8 on an annual basis, portions of which may be offset through the application of PGA carrying costs.

	Commercial Paper Borrowings	Borrowings from Spire	Total Short-term Borrowings
Year Ended September 30, 2017
Weighted average borrowings outstanding	$88.5	$195.5	$284.0
Weighted average interest rate	0.9%	1.3%	1.2%
Range of borrowings outstanding	$0.0 - $329.7	$0.0 - $338.6	$168.3 - $358.9
As of September 30, 2017
Borrowings outstanding	$—	$203.0	$203.0
Weighted average interest rate	—%	1.5%	1.5%
Year Ended September 30, 2016
Weighted average borrowings outstanding	$201.0	$14.7	$215.7
Weighted average interest rate	0.7%	0.8%	0.7%
Range of borrowings outstanding	$43.0 - $307.2	$0.0 - $114.2	$127.8 - $ 307.2
As of September 30, 2016
Borrowings outstanding	$243.7	$—	$243.7
Weighted average interest rate	0.8%	—%	0.8%
Spire Alabama
Information about Spire Alabama’s short-term borrowings is presented below. Based on average short-term borrowings for the year ended September 30, 2017, an increase in the average interest rate of 100 basis points would decrease Spire Alabama’s pre-tax earnings and cash flows by approximately $1.1 on an annual basis, portions of which may be offset through the application of GSA carrying costs.

	Bank Line Borrowings	Borrowings from Spire	Total Short-term Borrowings
Year Ended September 30, 2017
Weighted average borrowings outstanding	$28.3	$78.6	$106.9
Weighted average interest rate	1.6%	1.4%	1.5%
Range of borrowings outstanding	$0.0 - $102.5	$0.0 - $171.0	$74.0 - $171.0
As of September 30, 2017
Borrowings outstanding	$—	$169.9	$169.9
Weighted average interest rate	—%	1.5%	1.5%
Year Ended September 30, 2016
Weighted average borrowings outstanding	$30.2	$12.4	$42.6
Weighted average interest rate	1.4%	1.4%	1.4%
Range of borrowings outstanding	$0.0 - $82.0	$0.0 - $61.9	$19.0 - $82.0
As of September 30, 2016
Borrowings outstanding	$82.0	$—	$82.0
Weighted average interest rate	1.5%	—%	1.5%

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Spire
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for the Company are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
As of September 30, 2017
Cash and cash equivalents	$7.4	$7.4	$7.4	$—
Short-term debt	477.3	477.3	—	477.3
Long-term debt, including current portion	2,095.0	2,210.3	—	2,210.3

As of September 30, 2016
Cash and cash equivalents	$5.2	$5.2	$5.2	$—
Short-term debt	398.7	398.7	—	398.7
Long-term debt, including current portion	2,070.7	2,257.1	—	2,257.1
Spire Missouri
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Spire Missouri are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
As of September 30, 2017
Cash and cash equivalents	$2.5	$2.5	$2.5	$—
Short-term debt	203.0	203.0	—	203.0
Long-term debt, including current portion	973.9	1,056.9	—	1,056.9

As of September 30, 2016
Cash and cash equivalents	$2.1	$2.1	$2.1	$—
Short-term debt	243.7	243.7	—	243.7
Long-term debt	804.1	900.4	—	900.4

Spire Alabama
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Spire Alabama are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
As of September 30, 2017
Cash and cash equivalents	$0.1	$0.1	$0.1	$—
Short-term debt	169.9	169.9	—	169.9
Long-term debt	247.8	269.4	—	269.4

As of September 30, 2016
Short-term debt	$82.0	$82.0	$—	$82.0
Long-term debt, including current portion	247.6	275.5	—	275.5
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
Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX. Derivative instruments classified as Level 2 include physical commodity derivatives that are valued using Over-the-Counter Bulletin Board (OTCBB), broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no material Level 3 balances as of September 30, 2017 or 2016. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
The mutual funds are included in “Other investments” on the Company’s balance sheets and in “Property and other investments” on Spire Missouri’s balance sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net on the balance sheets when a legally enforceable netting agreement exist between the Company or Spire Missouri and the counterparty to the derivative contract. For additional information on derivative instruments, see Note 10, Derivative Instruments and Hedging Activities.

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2017
ASSETS
Gas Utility:
US stock/bond mutual funds	$18.3	$4.1	$—	$—	$22.4
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
Gasoline and heating oil contracts	0.1	—	—	—	0.1
Gas Marketing:
NYMEX/ICE natural gas contracts	1.3	1.3	—	(2.1)	0.5
Natural gas commodity contracts	—	6.8	0.1	(1.2)	5.7
Total	$23.1	$12.2	$0.1	$(6.7)	$28.7
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	1.8	0.3	—	(2.1)	—
Natural gas commodity contracts	—	8.4	—	(1.2)	7.2
Other:
Interest rate swaps	—	0.9	—	—	0.9
Total	$3.7	$9.6	$—	$(5.2)	$8.1

As of September 30, 2016
ASSETS
Gas Utility:
US stock/bond mutual funds	$16.8	$4.1	$—	$—	$20.9
NYMEX/ICE natural gas contracts	5.3	—	—	(0.4)	4.9
Gasoline and heating oil contracts	0.4	—	—	(0.3)	0.1
Gas Marketing:
NYMEX/ICE natural gas contracts	0.4	3.4	—	(3.4)	0.4
Natural gas commodity contracts	—	8.7	0.2	(0.9)	8.0
Total	$22.9	$16.2	$0.2	$(5.0)	$34.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.6	$—	$—	$(1.6)	$—
OTCBB natural gas contracts	—	0.2	—	—	0.2
Gas Marketing:
NYMEX/ICE natural gas contracts	3.5	1.6	—	(5.1)	—
Natural gas commodity contracts	—	2.6	—	(0.9)	1.7
Other:
Interest rate swaps	—	3.0	—	—	3.0
Total	$5.1	$7.4	$—	$(7.6)	$4.9

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2017
ASSETS
US stock/bond mutual funds	$18.3	$4.1	$—	$—	$22.4
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
Gasoline and heating oil contracts	0.1	—	—	—	0.1
Total	$21.8	$4.1	$—	$(3.4)	$22.5
LIABILITIES
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Total	$1.9	$—	$—	$(1.9)	$—

As of September 30, 2016
ASSETS
US stock/bond mutual funds	$16.8	$4.1	$—	$—	$20.9
NYMEX/ICE natural gas contracts	5.3	—	—	(0.4)	4.9
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$22.4	$4.1	$—	$(0.7)	$25.8
LIABILITIES
NYMEX/ICE natural gas contracts	$1.6	$—	$—	$(1.6)	$—
OTCBB natural gas contracts	—	0.2	—	—	0.2
Total	$1.6	$0.2	$—	$(1.6)	$0.2
Spire Alabama
During the fiscal second quarter of 2016 Spire Alabama commenced a gasoline derivative program to stabilize the cost of fuel used in operations. As of September 30, 2017, the fair value of related gasoline contracts was not significant.

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Spire
Spire Missouri has a risk management policy to utilize various derivatives, including futures contracts, exchange-traded options, and swaps for the explicit purpose of managing price risk associated with purchasing and delivering natural gas on a regular basis to customers in accordance with its tariffs. The objective of this policy is to limit Spire Missouri’s exposure to natural gas price volatility and to manage, hedge and mitigate substantial price risk. Further discussion of this policy can be found in the Spire Missouri section.
From time to time Spire Missouri and Spire Alabama purchase NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of their business. Further information on these derivatives can be found in the Spire Missouri and Spire Alabama sections, respectively.

In the course of its business, Spire’s gas marketing subsidiary, Spire Marketing, which includes its wholly owned subsidiary Spire Storage Inc., enters into commitments associated with the purchase or sale of natural gas. Certain of Spire Marketing’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of Spire Marketing’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2017, the fair values of 202.1 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 156.8 million MMBtu will settle during fiscal 2018, and 34.3 million MMBtu, 5.9 million MMBtu, 4.1 million MMBtu, 0.9 million MMBtu, and 0.1 million MMBtu will settle during fiscal years 2019, 2020, 2021, 2022, and 2023, respectively. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period.
Furthermore, Spire Marketing manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures, swap, and option contracts to lock in margins.
At September 30, 2017, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations. Spire Marketing’s NYMEX and ICE natural gas futures, swap, and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.
During fiscal 2015, Spire Alabama entered into interest rate swap transactions to protect itself against adverse movement in interest rates in anticipation of its issuance of $115.0 of long-term debt. The notional amount of these interest rate swaps was$104.5. These derivative instruments were designated as cash flow hedges of forecasted transactions. These forward starting swaps involved the payment of a fixed interest rate and the receipt of the London Interbank Offered Rate (LIBOR) over the terms specified in the contracts. Termination of these interest rate swap agreements later in fiscal 2015 resulted in a $2.7 gain which was recorded as a regulatory liability. Of the total issuance of long-term debt, $35.0 was issued on September 15, 2015 and $80.0 was issued on December 1, 2015, and the gain is being amortized to reduce interest expense over the hedged periods.
During fiscal 2016, Spire entered into interest rate swap agreements, with a notional amount of $85.0, to effectively lock in interest rates on a portion of the long-term debt it anticipated issuing to finance its acquisition of Spire EnergySouth. These derivative instruments were designated as cash flow hedges of forecasted transactions. Termination of the interest rate swap agreements later in fiscal 2016 resulted in a $0.4 loss recorded in accumulated other comprehensive loss to be amortized to interest expense over the life of the related debt issuances.
Also during fiscal 2016, Spire entered into interest rate swap transactions with a notional amount of $225.0 to protect itself against adverse movement in interest rates in anticipation of the issuance of long-term debt in fiscal 2017. These hedge positions were settled during fiscal 2017, resulting in a gain of $14.1 which will be amortized to reduce interest expense over the hedged periods. Also during fiscal 2017, Spire entered into a ten-year interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $0.9 mark-to-market loss on these swaps as part of other comprehensive income for the year ended September 30, 2017.

The Company’s and Spire Missouri’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX/ICE natural gas futures and swap positions at September 30, 2017 were as follows:

	Gas Utility		Gas Marketing
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
NYMEX/ICE open short futures positions/swap positions
Fiscal 2018	—	$—	8.66	$3.34
Fiscal 2019	—	—	2.07	3.13
NYMEX/ICE open long futures/swap positions
Fiscal 2018	14.18	2.98	3.78	3.16
Fiscal 2019	1.68	2.89	1.84	3.02
Fiscal 2020	—	—	0.66	2.91
Fiscal 2021	—	—	0.28	2.90
Fiscal 2022	—	—	0.22	3.00
ICE open short daily swap positions
Fiscal 2018	—	—	1.32	2.87
ICE open long daily swap positions
Fiscal 2018	—	—	0.78	2.79
ICE open short basis swap positions
Fiscal 2018	—	—	14.04	0.10
Fiscal 2019	—	—	3.35	0.27
Fiscal 2020	—	—	0.31	0.36
ICE open long basis swap positions
Fiscal 2018	—	—	11.12	0.38
Fiscal 2019	—	—	4.51	0.45
Fiscal 2020	—	—	0.62	0.45
At September 30, 2017, Spire Missouri also had 33.9 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies while Spire Marketing had none.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets of the Company at fair value, and the change in fair value of the effective portion of these hedge instruments is recorded, net of income tax, in other comprehensive income or loss (OCI). Accumulated other comprehensive income or loss (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2017, it is expected that an immaterial amount of unrealized gains will be reclassified into the Consolidated Statements of Income of the Company during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Consolidated Statements of Cash Flows.

Effect of Derivative Instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2017	2016	2015
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Gas Marketing natural gas contracts		$—	$(0.6)	$(4.3)
Gas Utility gasoline and heating oil contracts		0.1	—	(1.2)
Interest rate swaps		11.4	(3.4)	—
Total		$11.5	$(4.0)	$(5.5)
Effective portion of gain (loss) reclassified from AOCI to income:
Natural gas contracts	Gas Marketing Operating Revenues	$(0.4)	$4.3	$1.7
	Gas Marketing Operating Expenses	0.1	(4.9)	(5.2)
Subtotal		(0.3)	(0.6)	(3.5)
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	0.2	(0.5)	(0.9)
Interest rate swaps	Interest Expense	0.1	—	—
Total		$—	$(1.1)	$(4.4)
Ineffective portion of gain (loss) on derivatives recognized in income:
Natural gas contracts	Gas Marketing Operating Revenues	$—	$0.1	$—
	Gas Marketing Operating Expenses	—	0.1	(0.5)
Subtotal		—	0.2	(0.5)
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	—	0.1	0.1
Interest rate swaps	Interest Expense	0.5	—	—
Total		$0.5	$0.3	$(0.4)
Derivatives Not Designated as Hedging Instruments*
Gain (loss) recognized in income on derivatives:
Natural gas commodity contracts	Gas Marketing Operating Revenues	$0.7	$12.3	$(1.3)
NYMEX / ICE natural gas contracts	Gas Marketing Operating Revenues	(4.4)	(1.7)	(9.6)
Gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	—	—	(0.2)
Total		$(3.7)	$10.6	$(11.1)

*
Gains and losses on Spire Missouri’s natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Missouri Utilities’ PGA clauses and initially recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the statements of income. Such amounts are recognized in the statements of income as a component of Regulated Gas Distribution Natural and Propane Gas operating expenses when they are recovered through the PGA clause and reflected in customer billings.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
	Asset Derivatives*		Liability Derivatives*
September 30, 2017	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Gas Utility:
Gasoline and heating oil contracts	Derivative Instrument Assets	$0.1	Derivative Instrument Assets	$—
Gas Marketing:
Natural gas contracts	Derivative Instrument Assets	0.3	Derivative Instrument Assets	0.2
	Deferred Charges – Other	0.3	Deferred Charges – Other	—
Other:
Interest rate swaps	Current Liabilities - Other	—	Current Liabilities - Other	0.9
Subtotal		0.7		1.1
Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Accounts Receivable – Other	3.4	Accounts Receivable – Other	1.9
Gas Marketing:
NYMEX / ICE natural gas contracts	Derivative Instrument Assets	1.7	Derivative Instrument Assets	1.4
	Deferred Charges – Other	0.3	Deferred Charges – Other	0.5
Natural gas commodity	Derivative Instrument Assets	5.3	Derivative Instrument Assets	0.1
	Other Deferred Charges	0.4	Other Deferred Charges	—
	Current Liabilities – Other	0.8	Current Liabilities – Other	5.0
	Deferred Credits – Other	0.4	Deferred Credits – Other	3.3
Subtotal		12.3		12.2
Total derivatives		$13.0		$13.3

September 30, 2016
Derivatives designated as hedging instruments
Gas Utility:
Gasoline and heating oil contracts	Derivative Instrument Assets	$0.3	Derivative Instrument Assets	$—
Gas Marketing:
Natural gas contracts	Derivative Instrument Assets	2.5	Derivative Instrument Assets	0.8
	Deferred Charges - Other	0.4	Deferred Charges - Other	0.1
Other: Interest rate swaps	Derivative Instrument Assets	—	Derivative Instrument Assets	3.0
Subtotal		3.2		3.9
Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Accounts Receivable – Other	5.4	Accounts Receivable – Other	1.6
	Derivative Instrument Assets	—	Derivative Instrument Assets	0.2
Gas Marketing:
NYMEX / ICE natural gas contracts	Derivative Instrument Assets	0.8	Derivative Instrument Assets	4.1
	Deferred Charges – Other	—	Deferred Charges – Other	0.1
Natural gas commodity	Derivative Instrument Assets	6.5	Derivative Instrument Assets	0.2
	Other Deferred Charges	2.1	Other Deferred Charges	0.3
	Current Liabilities – Other	0.2	Current Liabilities – Other	2.0
	Deferred Credits – Other	0.2	Deferred Credits – Other	0.1
Subtotal		15.2		8.6
Total derivatives		$18.4		$12.5

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

	2017	2016
Fair value of asset derivatives presented above	$13.0	$18.4
Fair value of cash margin (payable) receivable offset with derivatives	(1.5)	2.5
Netting of assets and liabilities with the same counterparty	(5.3)	(7.6)
Total	$6.2	$13.3
Derivative Instrument Assets, per Consolidated Balance Sheets:
Derivative instrument assets	$5.9	$11.4
Deferred Charges – Other	0.3	1.9
Total	$6.2	$13.3

Fair value of liability derivatives presented above	$13.3	$12.5
Netting of assets and liabilities with the same counterparty	(5.3)	(7.6)
Total	$8.0	$4.9
Derivative Instrument Liabilities, per Consolidated Balance Sheets:
Current Liabilities – Other	$4.9	$4.8
Deferred Credits – Other	3.1	0.1
Total	$8.0	$4.9
Additionally, at September 30, 2017 and 2016, the Company had $4.0 and $2.9, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.
Spire Missouri
Spire Missouri has a risk management policy to utilize various derivatives, including futures contracts, exchange-traded options, swaps and over-the-counter instruments for the explicit purpose of managing price risk associated with purchasing and delivering natural gas on a regular basis to customers in accordance with its tariffs. The objective of this policy is to limit Spire Missouri’s exposure to natural gas price volatility and to manage, hedge and mitigate substantial price risk. This policy strictly prohibits speculation and permits Spire Missouri to hedge current physical natural gas purchase commitments or forecasted or anticipated future peak (maximum) physical need for natural gas delivered. Costs and cost reductions, including carrying costs, associated with Spire Missouri’s use of natural gas derivative instruments are allowed to be passed on to Spire Missouri customers through the operation of its PGA clause, through which the MoPSC allows Spire Missouri to recover gas supply costs, subject to prudence review by the MoPSC. Accordingly, Spire Missouri does not expect any adverse earnings impact as a result of the use of these derivative instruments.
Spire Missouri does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, “Regulated Operations,” and, as a result, have no direct impact on the statements of income.
The timing of the operation of the PGA clause may cause interim variations in short-term cash flows, because Spire Missouri is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA clause.
From time to time, Spire Missouri purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At September 30, 2017, Spire Missouri held 0.3 million gallons of gasoline futures contracts at an average price of $1.27 per gallon. Most of these contracts, the longest of which extends to December 2017, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to Spire Missouri’s PGA clause.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of income tax, in OCI. AOCI is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2017, it is expected that an immaterial amount of pre-tax gains will be reclassified into the statements of income during fiscal 2018. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the statements of cash flows.
Spire Missouri’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at September 30, 2017 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
NYMEX/ICE open long futures/swap positions
Fiscal 2018	14.18	$2.98
Fiscal 2019	1.68	2.89
At September 30, 2017, Spire Missouri also had 33.9 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2017	2016	2015
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Gasoline and heating oil contracts		$0.1	$—	$(1.2)
Effective portion of gain (loss) reclassified from AOCI to income:
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	$0.2	$(0.5)	$(0.9)
Ineffective portion of gain (loss) on derivatives recognized in income:
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	$—	$0.1	$0.1
Derivatives Not Designated as Hedging Instruments*
Gain (loss) recognized in income on derivatives:
Gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	$—	$—	$(0.2)

*
Gains and losses on Spire Missouri’s natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Spire Missouri’s PGA clauses and initially recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Income. Such amounts are recognized in the Statements of Income as a component of Regulated Gas Distribution Natural and Propane Gas operating expenses when they are recovered through the PGA clause and reflected in customer billings.

Fair Value of Derivative Instruments in the Balance Sheets
	Asset Derivatives*		Liability Derivatives*
September 30, 2017	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Gasoline and heating oil contracts	Derivative Instrument Assets	$0.1	Derivative Instrument Assets	$—
Derivatives not designated as hedging instruments
Natural gas contracts	Accounts Receivable – Other	3.4	Accounts Receivable – Other	1.9
Total derivatives		$3.5		$1.9

September 30, 2016
Derivatives designated as hedging instruments
Gasoline and heating oil contracts	Derivative Instrument Assets	$0.3	Derivative Instrument Assets	$—
Subtotal		0.3		—
Derivatives not designated as hedging instruments
Natural gas contracts	Accounts Receivable – Other	5.4	Accounts Receivable – Other	1.6
OTCBB natural gas contracts	Derivative Instrument Assets	—	Derivative Instrument Assets	0.2
Subtotal		5.4		1.8
Total derivatives		$5.7		$1.8

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Balance Sheets. As such, the gross balances presented in the table above are not indicative of Spire Missouri’s net economic exposure. Refer to Note 9, Fair Value Measurements, for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in Spire Missouri’s Balance Sheets:

	2017	2016
Fair value of asset derivatives presented above	$3.5	$5.7
Fair value of cash margin (payable) receivable offset with derivatives	(1.5)	0.8
Netting of assets and liabilities with the same counterparty	(1.9)	(1.6)
Total	$0.1	$4.9
Derivative Instrument Assets, per Balance Sheets:
Derivative instrument assets	$0.1	$4.9
Total	$0.1	$4.9

Fair value of liability derivatives presented above	$1.9	$1.8
Netting of assets and liabilities with the same counterparty	(1.9)	(1.6)
Total	$—	$0.2
Derivative Instrument Liabilities, per Balance Sheets:
Current Liabilities – Other	$—	$0.2
Total	$—	$0.2
Additionally, at September 30, 2017 and 2016, Spire Missouri had $4.0 and $0.5, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.

Spire Alabama
In prior years, Spire Alabama entered into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Spire Alabama recognizes all derivatives at fair value as either assets or liabilities on the balance sheet. Any realized gains or losses are passed through to customers using the mechanisms of the GSA rider in accordance with Spire Alabama’s APSC approved tariff.
During the second quarter of fiscal 2015, Spire Alabama entered into certain interest rate swap transactions to protect itself against adverse movement in interest rates in anticipation of its issuance of $115.0 of long-term debt. Spire Alabama received prior approval from the APSC to enter into these hedges. The notional amount of interest rate swaps outstanding was $80.5 with stated maturities ranging from 2025 to 2045 and fixed interest rates ranging between 2.18% and 2.85%. In April 2015, Spire Alabama entered into an additional hedge with a notional amount of $24.0 and terms within the same range. These derivative instruments were designated as cash flow hedges of forecasted transactions. These forward starting swaps involved the payment of a fixed interest rate and the receipt of LIBOR over the terms specified in the contracts. On May 21, 2015, the interest rate swap agreements were terminated and the settlement resulted in a $2.7 gain which was recorded as a regulatory liability. Of the total issuance of long-term debt, $35.0 was issued on September 15, 2015 and the remaining $80.0 was issued on December 1, 2015.
During the fiscal second quarter of 2016, Spire Alabama commenced a gasoline derivative program to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At September 30, 2017, Spire Alabama held 0.1 million gallons of gasoline futures contracts at an average price of $1.28 per gallon. Most of these contracts, the longest of which extends to December 2017, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to Spire Alabama’s GSA rider. As of September 30, 2017 and 2016, the fair value of gasoline contracts was not significant.

11.    CONCENTRATIONS OF CREDIT RISK
Other than in Spire Marketing, Spire has no significant concentration of credit risk.
A significant portion of Spire Marketing’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, Spire Marketing may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry with whom it conducts both sales and purchases of natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $17.9 at September 30, 2017 ($8.9 reflecting netting arrangements). Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates comprised $58.2 of total accounts receivable at September 30, 2017 ($55.8 reflecting netting arrangements).
Spire Marketing also has concentrations of credit risk with certain individually significant counterparties and with pipeline companies associated with its natural gas receivable amount. At September 30, 2017, the amounts included in accounts receivable from Spire Marketing’s five largest counterparties (in terms of net accounts receivable exposure) totaled $23.8 ($23.1 reflecting netting arrangements). Four of these five counterparties are investment-grade rated companies. The fifth is not rated, but each of its owners is investment-grade.

12.	INCOME TAXES
Spire
The Company’s provision for income taxes charged during the fiscal years ended September 30, 2017, 2016, and 2015 are as follows:

	2017	2016	2015
Federal
Current	$0.1	$0.1	$(3.3)
Deferred	67.7	62.0	58.8
Investment tax credits	(0.2)	(0.2)	(0.2)
State and local
Current	0.5	0.6	—
Deferred	9.5	7.0	6.9
Total income tax expense	$77.6	$69.5	$62.2
The Company’s effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2017	2016	2015
Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefits	2.8	2.8	3.0
Certain expenses capitalized on books and deducted on tax return	(2.3)	(3.4)	(3.7)
Taxes related to prior years	(0.9)	(0.2)	(0.6)
Other items – net *	(2.2)	(1.7)	(2.5)
Effective income tax rate	32.4%	32.5%	31.2%
* Other consists primarily of property adjustments.
The Company’s significant items comprising the net deferred tax liability recorded in the Consolidated Balance Sheets as of September 30 are as follows:

	2017	2016
Deferred tax assets:
Reserves not currently deductible	$31.5	$21.3
Pension and other postretirement benefits	58.6	68.3
Operating losses	169.6	102.3
Other	26.0	—
Deferred tax assets	285.7	191.9
Less: valuation allowance	0.5	0.9
Total deferred tax assets	285.2	191.0
Deferred tax liabilities:
Relating to property	728.3	623.1
Regulatory pension and other postretirement benefits	108.0	106.8
Deferred gas costs	30.6	20.0
Other**	125.8	48.4
Total deferred tax liabilities	992.7	798.3
Net deferred tax liability	$707.5	$607.3
** Other consists primarily of Goodwill related liabilities.

In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carryback years, and tax planning strategies to assess the need for a valuation allowance. Based upon this evidence, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets, except for the contribution carryforward valuation allowance noted below.
The Company has federal and state loss carryforwards of approximately $478.6 at September 30, 2017. The Company also has contribution carryforwards of approximately $12.1 at September 30, 2017. The loss carryforwards begin to expire in fiscal 2030 for certain state purposes and fiscal 2035 for federal and other states purposes. The contribution carryforwards begin to expire in fiscal 2018. The Company has a valuation allowance of $0.5 as a portion of the contribution carryforward will not be realized prior to its expiration. The Company also has various tax credit carryforwards of approximately $2.5 that begin to expire in 2020.
The Company recognizes the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Unrecognized tax benefits are reported as a reduction of a deferred tax asset for an operating loss carryforward.
The following table presents a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

	2017	2016	2015
Unrecognized tax benefits, beginning of year	$10.0	$7.1	$4.6
Increases related to tax positions taken in current year	2.4	3.4	2.9
Reductions due to lapse of applicable statute of limitations	(1.4)	(0.5)	(0.4)
Unrecognized tax benefits, end of year	$11.0	$10.0	$7.1
The amount of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate were $5.1 and $3.3 as of September 30, 2017 and 2016, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the Company’s unrecognized tax benefits. The Company does not expect that any such change will be significant to the Consolidated Balance Sheets.
As of September 30, 2017 and 2016, interest accrued associated with the Company’s uncertain tax positions was de minimis, and no penalties were accrued as of September 30, 2017.
The Company is subject to US federal income tax as well as income tax in various state and local jurisdictions. The Company is no longer subject to examination for fiscal years prior to 2014.
Regarding the Company’s recent Spire EnergySouth acquisition, tax returns for calendar years 2013 through 2015 remain open and subject to examination by the Internal Revenue Service and state taxing jurisdictions. These returns cover periods during which Spire EnergySouth was owned by Sempra Global. The impact of any adjustments made to these returns by the relevant taxing authorities would be addressed by the indemnification provisions of the stock purchase agreement with Sempra Global.
Spire Missouri
Spire Missouri’s provision for income taxes charged during the fiscal years ended September 30, 2017, 2016, and 2015 are as follows:

	2017	2016	2015
Federal
Current	$—	$—	$(2.1)
Deferred	42.0	37.5	40.9
Investment tax credits	(0.2)	(0.2)	(0.2)
State and local
Current	—	0.1	(0.1)
Deferred	5.7	8.0	4.7
Total income tax expense	$47.5	$45.4	$43.2

Spire Missouri’s effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2017	2016	2015
Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefits	2.8	2.8	2.8
Certain expenses capitalized on books and deducted on tax return	(3.5)	(4.8)	(4.9)
Taxes related to prior years	(1.4)	(0.2)	(0.8)
Other items – net *	(3.3)	(2.8)	(3.0)
Effective income tax rate	29.6%	30.0%	29.1%
* Other consists primarily of property adjustments.
Spire Missouri’s significant items comprising the net deferred tax liability reported in the Balance Sheets as of September 30 are as follows:

	2017	2016
Deferred tax assets:
Reserves not currently deductible	$25.3	$14.9
Pension and other postretirement benefits	52.7	56.9
Operating losses	52.0	29.9
Deferred tax assets	130.0	101.7
Less: valuation allowance	0.5	0.9
Total deferred tax assets	129.5	100.8
Deferred tax liabilities:
Relating to utility property	563.2	497.0
Regulatory pension and other postretirement benefits	108.0	106.8
Deferred gas costs	25.0	20.0
Other	57.1	33.9
Total deferred tax liabilities	753.3	657.7
Net deferred tax liability	$623.8	$556.9
Spire files a consolidated federal return and various state income tax returns and allocates income taxes to Spire Missouri and its other subsidiaries as if each entity were a separate taxpayer.
In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carryback years, and tax planning strategies to assess the need for a valuation allowance. Based upon this evidence, management believes it is more likely than not that Spire Missouri will realize the benefits of these deferred tax assets, except for the contribution carryforward valuation allowance noted below.
Spire Missouri has federal and state loss carryforwards of approximately $166.0, at September 30, 2017, based on a separate company basis. For federal tax purposes, these loss carryforwards may be utilized against income from another member of the consolidated group. Spire Missouri also has contribution carryforwards of approximately $11.2 at September 30, 2017. The loss carryforwards begin to expire in fiscal 2035 for federal and state purposes. The contribution carryforwards begin to expire in fiscal 2018. Spire Missouri has a valuation allowance of $0.5 as a portion of the contribution carryforward will not be realized prior to its expiration. Spire Missouri also has approximately $2.0 of various tax credit carryforwards with expiration dates which begin to expire in 2020.
Spire Missouri recognizes the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Spire Missouri records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Unrecognized tax benefits are reported as a reduction of a deferred tax asset for an operating loss carryforward.

The following table presents a reconciliation of the beginning and ending balances of Spire Missouri unrecognized tax benefits:

	2017	2016	2015
Unrecognized tax benefits, beginning of year	$9.7	$6.9	$4.2
Increases related to tax positions taken in current year	2.4	3.3	2.9
Reductions due to lapse of applicable statute of limitations	(1.4)	(0.5)	(0.2)
Unrecognized tax benefits, end of year	$10.7	$9.7	$6.9
The amount of unrecognized tax benefits, which, if recognized, would affect Spire Missouri’s effective tax rate were $4.8 and $3.1 as of September 30, 2017 and 2016, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of Spire Missouri’s unrecognized tax benefits. Spire Missouri does not expect that any such change will be significant to Spire Missouri’s Balance Sheets.
As of September 30, 2017 and 2016, interest accrued associated with Spire Missouri’s uncertain tax positions was de minimis, and no penalties were accrued.
Spire Missouri is subject to US federal income tax as well as income tax in various state and local jurisdictions, and is no longer subject to examination for fiscal years prior to 2014.
Spire Alabama
Spire Alabama’s provision for income taxes charged during the fiscal years ended September 30, 2017, 2016, and 2015, are as follows:

	2017	2016	2015
Federal
Current	$—	$(0.8)	$—
Deferred	31.6	29.4	25.9
State and local
Current	—	—	0.1
Deferred	4.2	3.8	3.3
Total income tax expense	$35.8	$32.4	$29.3
Spire Alabama’s effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2017	2016	2015
Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefits	2.8	2.8	2.8
Other items – net	0.3	0.1	0.1
Effective income tax rate	38.1%	37.9%	37.9%

Spire Alabama’s significant items comprising the net deferred tax asset reported in the Balance Sheets as of September 30 are as follows:

	2017	2016
Deferred tax assets:
Reserves not currently deductible	$6.0	$6.3
Pension and other postretirement benefits	4.4	11.4
Goodwill	214.4	233.4
Operating losses	88.3	60.2
Total deferred tax assets	313.1	311.3
Deferred tax liabilities:
Relating to utility property	119.3	87.6
Other	8.2	2.3
Total deferred tax liabilities	127.5	89.9
Net deferred tax asset	$185.6	$221.4
Spire files a consolidated federal return and various state income tax returns and allocates income taxes to Spire Alabama and its other subsidiaries as if each entity were a separate taxpayer.
In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carryback years, and tax planning strategies to assess the need for a valuation allowance. Based upon this evidence, management believes it is more likely than not that Spire Alabama will realize the benefits of these deferred tax assets.
On a separate company basis, Spire Alabama has federal and state loss carryforwards of approximately $233.5, at September 30, 2017 generated since the acquisition. The loss carryforwards begin to expire in fiscal 2030 for state purposes and fiscal 2035 for federal purposes. For federal tax purposes, these loss carryforwards may be utilized against income from another member of the consolidated group.
Spire Alabama recognizes the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Spire Alabama records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Spire Alabama has reported no unrecognized tax benefits for fiscal years 2017, 2016, and 2015.
Spire Alabama is subject to US federal income tax as well as income tax in various state and local jurisdictions. Spire Alabama’s tax returns for the periods after 2013 remain open and subject to examination by the Internal Revenue Service and state taxing jurisdictions. The returns covering 2014 include the period during which Spire Alabama was owned by Energen. The impact of any adjustments made to those returns by the relevant taxing authorities would be addressed by the indemnification provisions of the stock purchase agreement with Energen.

13.     PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
The Spire information in this note reflects all plans of the Company, including information for plans of Spire EnergySouth since September 12, 2016. The net pension and postretirement obligations were re-measured at that acquisition date as well as at the fiscal year end.
Pension Plans
The pension plans of Spire consist of plans for employees at the Missouri Utilities, plans covering the employees of Spire Alabama, and plans covering employees of the subsidiaries of Spire EnergySouth.
The Missouri Utilities have non-contributory, defined benefit, trusteed forms of pension plans covering the majority of their employees. Plan assets consist primarily of corporate and US government obligations and a growth segment consisting of exposure to equity markets, commodities, real estate and inflation-indexed securities, achieved through derivative instruments.
Spire Alabama has non-contributory, defined benefit, trusteed forms of pension plans covering the majority of its employees. Qualified plan assets are comprised of mutual and commingled funds consisting of US equities with varying strategies, global equities, alternative investments, and fixed income investments.

The net periodic pension costs include the following components:

	Spire			Spire Missouri			Spire Alabama
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost – benefits earned during the period	$20.5	$15.3	$17.3	$12.7	$10.0	$11.5	$6.2	$5.3	$5.8
Interest cost on projected benefit obligation	27.9	28.0	29.5	19.5	21.7	23.3	6.1	6.3	6.2
Expected return on plan assets	(38.5)	(34.9)	(37.4)	(28.1)	(26.7)	(29.2)	(7.2)	(8.2)	(8.2)
Amortization of prior service cost	1.0	0.4	0.5	1.0	0.4	0.5	—	—	—
Amortization of actuarial loss	12.5	8.0	7.5	10.7	7.9	7.5	1.8	0.1	—
Loss on lump-sum settlements and curtailments	17.9	3.3	19.6	13.5	—	18.0	4.6	3.3	1.6
Special termination benefits	0.9	1.6	—	—	1.6	—	—	—	—
Subtotal	42.2	21.7	37.0	29.3	14.9	31.6	11.5	6.8	5.4
Regulatory adjustment	(2.4)	17.8	(2.1)	(4.1)	11.7	(5.2)	1.8	6.1	3.1
Net pension cost	$39.8	$39.5	$34.9	$25.2	$26.6	$26.4	$13.3	$12.9	$8.5
Other changes in plan assets and pension benefit obligations recognized in other comprehensive income or loss include the following:

	Spire			Spire Missouri			Spire Alabama
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Current year actuarial loss	$14.1	$46.8	$48.3	$14.8	$21.6	$26.0	$3.3	$25.2	$22.3
Amortization of actuarial loss	(12.5)	(8.0)	(7.5)	(10.7)	(7.9)	(7.5)	(1.8)	(0.1)	—
Acceleration of loss recognized due to settlement	(18.2)	(3.3)	(19.6)	(13.5)	—	(18.0)	(4.5)	(3.3)	(1.6)
Current year service cost	—	5.0	—	—	5.0	—	—	—	—
Current year prior year service cost	(20.7)	—	—	—	—	—	(20.7)	—	—
Amortization of prior service cost	(1.0)	(0.4)	(0.5)	(1.0)	(0.4)	(0.5)	—	—	—
Subtotal	(38.3)	40.1	20.7	(10.4)	18.3	—	(23.7)	21.8	20.7
Regulatory adjustment	38.0	(39.8)	(21.2)	10.1	(18.0)	(0.5)	23.7	(21.8)	(20.7)
Total recognized in OCI	$(0.3)	$0.3	$(0.5)	$(0.3)	$0.3	$(0.5)	$—	$—	$—
Spire pension obligations are driven by separate plan and regulatory provisions governing Spire Missouri, Spire Alabama and Spire EnergySouth pension plans.
Pursuant to the provisions of the Missouri Utilities’ and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. Two Spire Alabama plans and one Spire Missouri plan met the criteria for settlement recognition in the fiscal year ended September 30, 2017, requiring re-measurement of the obligation under those plans using updated census data and assumptions for discount rate and mortality. Lump-sum payments recognized as settlements during fiscal years 2017, 2016, and 2015 were $62.2 ($43.5 attributable to Spire Missouri and $18.7 to Spire Alabama), $16.6 (attributable to Spire Alabama), and $71.1 ($58.2 attributable to Spire Missouri and $12.9 to Spire Alabama), respectively.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for Spire Missouri East’s qualified pension plan is based on an annual allowance of $15.5 effective January 1, 2011. The recovery in rates for Spire Missouri West’s qualified pension plan is based on an annual allowance of approximately $10 effective February 20, 2010. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.

The following table shows the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2017	2016	2017	2016	2017	2016
Benefit obligation, beginning of year	$794.7	$652.3	$560.0	$497.6	$174.3	$154.7
Service cost	20.5	15.3	12.7	10.0	6.2	5.3
Interest cost	27.9	28.0	19.5	21.7	6.1	6.3
Actuarial (gain) loss	(0.9)	85.8	(0.5)	59.2	1.6	26.6
Plan amendments	(20.7)	5.1	—	5.1	(20.7)	—
Spire EnergySouth acquisition	—	60.4	—	—	—	—
Settlement loss	14.6	1.1	12.2	—	2.4	1.1
Special termination benefits	0.9	1.6	—	1.6	—	—
Settlement benefits paid	(62.2)	(16.6)	(43.5)	—	(18.7)	(16.6)
Regular benefits paid	(26.0)	(38.3)	(20.8)	(35.2)	(3.0)	(3.1)
Benefit obligation, end of year	$748.8	$794.7	$539.6	$560.0	$148.2	$174.3
Accumulated benefit obligation, end of year	$701.4	$724.5	$500.4	$517.7	$142.8	$149.8
The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2017	2016	2017	2016	2017	2016
Fair value of plan assets, beginning of year	$540.5	$448.9	$395.7	$339.9	$100.0	$109.0
Actual return on plan assets	38.0	75.1	25.1	64.4	7.7	10.7
Employer contributions	41.3	26.6	29.4	26.6	11.9	—
Spire EnergySouth acquisition	—	44.8	—	—	—	—
Settlement benefits paid	(62.2)	(16.6)	(43.5)	—	(18.7)	(16.6)
Regular benefits paid	(26.0)	(38.3)	(20.8)	(35.2)	(3.0)	(3.1)
Fair value of plan assets, end of year	$531.6	$540.5	$385.9	$395.7	$97.9	$100.0
Funded status of plans, end of year	$(217.2)	$(254.2)	$(153.7)	$(164.3)	$(50.3)	$(74.3)
The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2017	2016	2017	2016	2017	2016
Current liabilities	$(0.5)	$(0.6)	$(0.5)	$(0.6)	$—	$—
Noncurrent liabilities	(216.7)	(253.6)	(153.2)	(163.7)	(50.3)	(74.3)
Total	$(217.2)	$(254.2)	$(153.7)	$(164.3)	$(50.3)	$(74.3)
Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic pension cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2017	2016	2017	2016	2017	2016
Net actuarial loss	$163.0	$179.4	$126.2	$135.5	$40.9	$43.9
Prior service (credit) cost	(13.4)	8.2	7.3	8.2	(20.7)	—
Subtotal	149.6	187.6	133.5	143.7	20.2	43.9
Adjustments for amounts included in regulatory assets	(147.1)	(184.8)	(131.0)	(140.9)	(20.2)	(43.9)
Total	$2.5	$2.8	$2.5	$2.8	$—	$—

At September 30, 2017, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2018:

	Spire	Spire Missouri	Spire Alabama
Amortization of net actuarial loss	$12.6	$10.5	$2.1
Amortization of prior service (credit) cost	(0.9)	0.9	(1.8)
Subtotal	11.7	11.4	0.3
Regulatory adjustment	(11.4)	(11.1)	(0.3)
Total	$0.3	$0.3	$—
The assumptions used to calculate net periodic pension costs for Spire Missouri are as follows:

	2017	2016	2015
Weighted average discount rate - Spire Missouri East plans	3.50%	4.40%	4.30%
Weighted average discount rate - Spire Missouri West plans	3.50%	4.50%	4.45%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%
The assumptions used to calculate net periodic pension costs for Spire Alabama are as follows:

	2017	2016	2015
Weighted average discount rate	3.45%/3.50%	4.25%/4.30%	4.15%/4.25%
Weighted average rate of future compensation increase	3.00%	3.00%	2.92%
Expected long-term rate of return on plan assets	7.25%	7.50%	7.00%/7.25%
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
The assumptions used to calculate the benefit obligations are as follows:

	2017	2016
Weighted average discount rate - Spire Missouri East plans	3.75%	3.50%
Weighted average discount rate - Spire Missouri West plans	3.70%	3.50%
Weighted average discount rate - Spire Alabama plans	3.65%/3.70%	3.45%/3.50%
Weighted average rate of future compensation increase	3.00%	3.00%
Following are the year-end projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	Spire		Spire Missouri		Spire Alabama
	2017	2016	2017	2016	2017	2016
Projected benefit obligation	$748.8	$794.7	$539.6	$560.0	$148.2	$174.3
Accumulated benefit obligation	701.4	724.5	500.4	517.7	142.8	149.8
Fair value of plan assets	531.6	540.5	385.9	395.7	97.9	100.0

Following are the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	2017 Target	2017 Actual	2016 Target	2016 Actual
Equity markets	56.4%	56.8%	56.2%	56.9%
Debt securities	43.6%	42.0%	43.8%	43.1%
Cash equivalents	—%	1.2%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%

Spire Alabama	2017 Target	2017 Actual	2016 Target	2016 Actual
Equity markets	60.0%	58.5%	60.0%	59.2%
Debt securities	29.0%	28.7%	29.0%	28.8%
Other*	11.0%	12.8%	11.0%	12.0%
Total	100.0%	100.0%	100.0%	100.0%

*	Includes cash and funds invested in real estate, commodities, natural resources and inflation-protected securities.
Spire Missouri’s investment policies are designed to maximize, to the extent possible, the funded status of the plans over time, and minimize volatility of funding and costs. The policy seeks to maximize investment returns consistent with these objectives and Spire Missouri’s tolerance for risk. The duration of plan liabilities and the impact of potential changes in asset values on the funded status are fundamental considerations in the selection of plan assets. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with the policy. The policy seeks to avoid significant concentrations of risk by investing in a diversified portfolio of assets, currently including a growth (equity) component and a liability-driven (debt) component. Investments in corporate, US government and agencies, and, to a lesser extent, international debt securities seek to provide duration matching with plan liabilities, and typically have investment grade ratings and reflect allocations across various entities and industries. There are also exposures to additional asset types in the target portfolio: commodities, real estate and inflation-indexed securities. For the Missouri East plan, the investment policy permits the use of derivative instruments, which may be used to achieve the desired market exposure of an index, adjust portfolio duration, or rebalance the total portfolio to the target asset allocation. The growth strategy utilizes a combination of derivative instruments and debt securities to achieve diversified exposure to equity and other markets while generating returns from the fixed-income investments and providing further duration matching with the liabilities. Performance and compliance with the guidelines is regularly monitored. The policy calls for increased allocations to debt securities as the funded status improves.
Spire Alabama employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets with a prudent level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status, corporate financial condition and market conditions. Spire Alabama has developed an investment strategy that focuses on asset allocation, diversification and quality guidelines. The investment goals are to obtain an adequate level of return to meet future obligations of the plans by providing above average risk-adjusted returns with a risk exposure in the mid-range of comparable funds. Investment managers are retained by Spire Alabama to manage separate pools of assets. Funds are allocated to such managers in order to achieve an appropriate, diversified, and balanced asset mix. Comparative market and peer group benchmarks are utilized to ensure that investment managers are performing satisfactorily. Spire Alabama seeks to maintain an appropriate level of diversification to minimize the risk of large losses in a single asset class. Accordingly, plan assets for the pension plans do not have a concentration of assets in a single entity, industry, country, commodity or class of investment fund.
Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter, for Spire, Spire Missouri, and Spire Alabama:

	2018	2019	2020	2021	2022	2023- 2027
Spire	$63.5	$63.2	$63.2	$58.1	$57.9	$281.1
Spire Missouri	50.7	49.5	49.1	43.5	42.1	198.1
Spire Alabama	10.3	11.1	11.5	11.9	13.0	67.8

The funding policy of Spire Missouri and Spire Alabama is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Spire Missouri contributions to the pension plans in fiscal 2018 are anticipated to be $35.5 into the qualified trusts, and $0.5 into the non-qualified plans. Spire Alabama had no required contributions to the qualified pension plans during 2017. Additionally, it is not anticipated that the funded status of the qualified pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. During fiscal 2017, Spire Alabama made discretionary contributions to the qualified pension plans totaling $11.9; none are expected in fiscal 2018.
Postretirement Benefits
The Utilities provide certain life insurance benefits at retirement. Spire Missouri plans provide for medical insurance after early retirement until age 65. For retirements prior to January 1, 2015, the Spire Missouri West plans provided medical insurance after retirement until death. For retirements after January 1, 2015, the Spire Missouri West plans provide medical insurance after early retirement until age 65. Under the Spire Alabama plans, medical insurance is currently available upon retirement until death for certain retirees depending on the type of employee and the date the employee was originally hired.
Net periodic postretirement benefit costs consist of the following components:

	Spire			Spire Missouri			Spire Alabama
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost – benefits earned during the period	$11.0	$10.9	$12.8	$10.4	$10.6	$12.3	$0.3	$0.3	$0.5
Interest cost on accumulated postretirement benefit obligation	8.6	10.2	11.2	6.8	8.1	8.6	1.6	2.1	2.6
Expected return on plan assets	(13.6)	(13.5)	(13.2)	(9.0)	(8.5)	(8.1)	(4.4)	(5.0)	(5.1)
Amortization of prior service cost (credit)	—	0.3	0.8	0.2	0.3	0.8	(0.2)	—	—
Amortization of actuarial loss (gain)	2.5	3.6	5.1	2.6	3.8	5.1	(0.1)	(0.2)	—
Special termination benefits	—	2.6	—	—	2.6	—	—	—	—
Subtotal	8.5	14.1	16.7	11.0	16.9	18.7	(2.8)	(2.8)	(2.0)
Regulatory adjustment	(3.2)	(6.6)	(11.0)	(1.5)	(4.8)	(9.2)	(1.8)	(1.8)	(1.8)
Net postretirement benefit cost	$5.3	$7.5	$5.7	$9.5	$12.1	$9.5	$(4.6)	$(4.6)	$(3.8)
Other changes in plan assets and postretirement benefit obligations recognized in OCI include the following:

	Spire			Spire Missouri			Spire Alabama
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Current year actuarial (gain) loss	$(34.1)	$0.8	$(8.5)	$(28.5)	$1.4	$(2.4)	$(4.5)	$(0.6)	$(6.1)
Amortization of actuarial (loss) gain	(2.5)	(3.6)	(5.1)	(2.6)	(3.8)	(5.1)	0.1	0.2	—
Current year prior service credit	(1.4)	(1.8)	(4.9)	—	—	(4.9)	(1.4)	(1.8)	—
Amortization of prior service (cost) credit	—	(0.3)	(0.8)	(0.2)	(0.3)	(0.8)	0.2	—	—
Subtotal	(38.0)	(4.9)	(19.3)	(31.3)	(2.7)	(13.2)	(5.6)	(2.2)	(6.1)
Regulatory adjustment	38.0	4.9	19.3	31.3	2.7	13.2	5.6	2.2	6.1
Total recognized in OCI	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for Spire Missouri’s postretirement benefit plans is based on an annual allowance of $9.5 effective January 1, 2011. The difference between these amounts and postretirement benefit cost based on the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2017	2016	2017	2016	2017	2016
Benefit obligation, beginning of year	$259.2	$239.2	$207.9	$191.9	$45.4	$47.3
Service cost	11.0	10.9	10.4	10.6	0.3	0.3
Interest cost	8.6	10.2	6.8	8.1	1.6	2.1
Actuarial (gain) loss	(22.1)	7.1	(20.9)	6.7	—	0.4
Plan amendments	(1.4)	(1.8)	—	—	(1.4)	(1.8)
Spire EnergySouth acquisition	—	5.9	—	—	—	—
Special termination benefits	—	2.6	—	2.6	—	—
Curtailments	0.4	—	—	—	—	—
Retiree drug subsidy program	0.3	0.2	0.3	—	—	0.2
Gross benefits paid	(17.5)	(15.1)	(12.0)	(12.0)	(5.3)	(3.1)
Benefit obligation, end of year	$238.5	$259.2	$192.5	$207.9	$40.6	$45.4
The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2017	2016	2017	2016	2017	2016
Fair value of plan assets at beginning of year	$246.4	$223.3	$159.7	$143.6	$82.8	$79.7
Actual return on plan assets	26.2	19.9	16.8	13.8	8.9	6.2
Employer contributions	10.4	14.3	10.4	14.3	—	—
Spire EnergySouth acquisition	—	4.0	—	—	—	—
Gross benefits paid	(17.5)	(15.1)	(12.0)	(12.0)	(5.3)	(3.1)
Fair value of plan assets, end of year	$265.5	$246.4	$174.9	$159.7	$86.4	$82.8
Funded status of plans, end of year	$27.0	$(12.8)	$(17.6)	$(48.2)	$45.8	$37.4
The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2017	2016	2017	2016	2017	2016
Current assets	$1.4	$0.3	$1.4	$0.3	$—	$—
Noncurrent assets	47.0	37.4	1.2	—	45.8	37.4
Current liabilities	(0.4)	(0.4)	(0.4)	(0.4)	—	—
Noncurrent liabilities	(21.0)	(50.1)	(19.8)	(48.1)	—	—
Total	$27.0	$(12.8)	$(17.6)	$(48.2)	$45.8	$37.4
Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic postretirement benefit cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2017	2016	2017	2016	2017	2016
Net actuarial loss (gain)	$1.5	$38.0	$12.3	$43.4	$(9.7)	$(5.4)
Prior service credit	(6.6)	(5.2)	(3.7)	(3.4)	(2.9)	(1.8)
Subtotal	(5.1)	32.8	8.6	40.0	(12.6)	(7.2)
Adjustments for amounts included in regulatory assets	5.1	(32.8)	(8.6)	(40.0)	12.6	7.2
Total	$—	$—	$—	$—	$—	$—

At September 30, 2017, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost during fiscal 2018:

	Spire	Spire Missouri	Spire Alabama
Amortization of net actuarial loss	$0.9	$0.9	$—
Amortization of prior service (credit) cost	(0.1)	0.3	(0.4)
Subtotal	0.8	1.2	(0.4)
Regulatory adjustment	(0.8)	(1.2)	0.4
Total	$—	$—	$—
The assumptions used to calculate net periodic postretirement benefit costs for Spire Missouri are as follows:

	2017	2016	2015
Weighted average discount rate - Spire Missouri East plans	3.15%	4.00%	4.15%
Weighted average discount rate - Spire Missouri West plans	3.45%	4.30%	4.40%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets - Spire Missouri East plans	5.75%/7.75%	6.00%/7.75%	6.25%/7.75%
Expected long-term rate of return on plan assets - Spire Missouri West plans	5.50%	4.75%	5.00%
The assumptions used to calculate net periodic postretirement benefit costs for Spire Alabama are as follows:

	2017	2016	2015
Weighted average discount rate	3.60%	4.50%	4.40%
Expected long-term rate of return on plan assets	4.00%/6.25%	4.50%/7.25%	4.75%/7.50%
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
The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2017	2016
Weighted average discount rate - Spire Alabama plans	3.80%	3.60%
Weighted average discount rate - Spire Missouri East plans	3.60%	3.15%
Weighted average discount rate - Spire Missouri West plans	3.60%	3.45%
Weighted average rate of future compensation increase - Spire Missouri East plans	3.00%	3.00%
The assumed medical cost trend rates at September 30 are as follows:

	2017	2016
Medical cost trend assumed for next year - Spire Missouri	7.25%	7.50%
Medical cost trend assumed for next year - Spire Alabama	7.25%	7.50%
Rate to which the medical cost trend rate is assumed to decline (the ultimate medical cost trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend	2023	2023
The following table presents the effects of an assumed 1% change in the assumed medical cost trend rate:

	Spire		Spire Missouri		Spire Alabama
	1% Increase	1% Decrease	1% Increase	1% Decrease	1% Increase	1% Decrease
Net periodic postretirement benefit cost	$1.7	$(1.4)	$1.6	$(1.3)	$0.1	$(0.1)
Accumulated postretirement benefit obligation	10.0	(9.2)	8.0	(7.4)	1.4	(1.3)

Following are the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	Target	2017 Actual	2016 Actual
Equity securities	60.0%	59.0%	59.1%
Debt securities	40.0%	39.4%	39.4%
Other (cash and cash equivalents held to make benefit payments)	—%	1.6%	1.5%
Total	100.0%	100.0%	100.0%

Spire Alabama	Target	2017 Actual	2016 Actual
Equity securities	60.0%	60.1%	60.5%
Debt securities	40.0%	39.9%	39.5%
Total	100.0%	100.0%	100.0%
Missouri and Alabama state laws provide for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. Spire Missouri and Spire Alabama have established Voluntary Employees’ Beneficiary Association and Rabbi Trusts as external funding mechanisms. Their investment policies seek to maximize investment returns consistent with their tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored. Spire Missouri and Spire Alabama currently invest in mutual funds which are rebalanced periodically to the target allocation. The mutual funds are diversified across US stock and bond markets, and for Spire Alabama, international stock markets.
Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter for Spire, Spire Missouri, and Spire Alabama:

	2018	2019	2020	2021	2022	2023- 2027
Spire	$15.0	$16.0	$17.1	$18.3	$18.9	$101.3
Spire Missouri	11.8	12.8	14.0	15.2	15.9	86.5
Spire Alabama	2.8	2.8	2.8	2.8	2.7	13.0
Spire Missouri’s and Spire Alabama’s funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. For Spire Missouri, contributions to the postretirement plans in fiscal 2018 are anticipated to be $7.2 to the qualified trusts and $0.2 paid directly to participants from Spire Missouri funds. It is not anticipated that contributions will be made to the Spire Alabama postretirement plans in fiscal 2018.
Other Plans
Spire Missouri and Spire Alabama sponsor 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Spire Missouri provides a match of such contributions within specific limits. The cost of the defined contribution plans of Spire Missouri amounted to $8.4, $8.2, and $8.0 for fiscal years 2017, 2016, and 2015, respectively. Spire Alabama also provides a match of employee contributions within specific limits. The cost of the defined contribution plans of Spire Alabama amounted to $2.7, $2.3, and $3.0 for fiscal years 2017, 2016, and 2015, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets
Spire
The table below categorizes the fair value measurements of the Spire pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2017
Cash and cash equivalents	$37.3	$—	$—	$37.3
Equity mutual funds - domestic	42.1	25.4	—	67.5
Equity mutual funds - international	37.4	11.2	—	48.6
Debt securities:
US bond mutual funds	34.4	68.5	—	102.9
US government	33.2	4.5	—	37.7
US corporate	183.7	—	—	183.7
US municipal	4.2	—	—	4.2
International	45.1	7.2	—	52.3
Derivatives and margin (payable)	(2.6)	—	—	(2.6)
Total	$414.8	$116.8	$—	$531.6

As of September 30, 2016
Cash and cash equivalents	$51.2	$—	$—	$51.2
Stock/bond mutual funds	99.3	26.7	0.1	126.1
Debt securities:
US bond mutual funds	23.0	126.0	—	149.0
US government	42.1	3.0	—	45.1
US corporate	137.4	—	—	137.4
US municipal	6.3	—	—	6.3
International	25.3	—	—	25.3
Derivatives and margin (payable)	(1.0)	1.1	—	0.1
Total	$383.6	$156.8	$0.1	$540.5
The table below categorizes the fair value measurements of Spire’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2017
Cash and cash equivalents	$4.0	$—	$—	$4.0
US stock/bond mutual funds	174.1	71.7	—	245.8
International fund	1.0	14.7	—	15.7
Total	$179.1	$86.4	$—	$265.5

As of September 30, 2016
Cash and cash equivalents	$4.8	$—	$—	$4.8
US stock/bond mutual funds	157.9	68.5	—	226.4
International fund	0.9	14.3	—	15.2
Total	$163.6	$82.8	$—	$246.4
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

Spire Missouri
The table below categorizes the fair value measurements of Spire Missouri’s pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2017
Cash and cash equivalents	$31.7	$—	$—	$31.7
Equity mutual funds - domestic	—	11.9	—	11.9
Equity mutual funds - international	—	5.7	—	5.7
Debt securities:
US bond mutual funds	—	68.5	—	68.5
US government	33.2	4.5	—	37.7
US corporate	183.7	—	—	183.7
US municipal	4.2	—	—	4.2
International	45.1	—	—	45.1
Derivatives and margin (payable)	(2.6)	—	—	(2.6)
Total	$295.3	$90.6	$—	$385.9
As of September 30, 2016
Cash and cash equivalents	$46.5	$—	$—	$46.5
Stock/bond mutual funds	—	14.8	0.1	14.9
Debt securities:
US bond mutual funds	—	120.2	—	120.2
US government	42.1	3.0	—	45.1
US corporate	137.4	—	—	137.4
US municipal	6.3	—	—	6.3
International	25.2	—	—	25.2
Derivatives and margin (payable)	(1.0)	1.1	—	0.1
Total	$256.5	$139.1	$0.1	$395.7
The table below categorizes the fair value measurements of Spire Missouri’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2017
Cash and cash equivalents	$3.9	$—	$—	$3.9
US stock/bond mutual funds	171.0	—	—	171.0
Total	$174.9	$—	$—	$174.9

As of September 30, 2016
Cash and cash equivalents	$4.6	$—	$—	$4.6
US stock/bond mutual funds	155.1	—	—	155.1
Total	$159.7	$—	$—	$159.7
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

Spire Alabama
The table below categorizes the fair value measurements of Spire Alabama’s pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2017
Cash and cash equivalents	$3.4	$—	$—	$3.4
Equity mutual funds - domestic	28.4	9.1	—	37.5
Equity mutual funds - international	25.2	3.7	—	28.9
Debt securities:
US bond mutual funds	23.2	—	—	23.2
International	—	4.9	—	4.9
Total	$80.2	$17.7	$—	$97.9

As of September 30, 2016
Cash and cash equivalents	$0.4	$—	$—	$0.4
Stock/bond mutual funds	59.0	11.9	—	70.9
Debt securities:
US bond mutual funds	23.0	5.7	—	28.7
Total	$82.4	$17.6	$—	$100.0
The table below categorizes the fair value measurements of Spire Alabama’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2017
US stock/bond mutual funds	$—	$71.7	$—	$71.7
International fund	—	14.7	—	14.7
Total	$—	$86.4	$—	$86.4

As of September 30, 2016
US stock/bond mutual funds	$—	$68.5	$—	$68.5
International fund	—	14.3	—	14.3
Total	$—	$82.8	$—	$82.8
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

14.    INFORMATION BY OPERATING SEGMENT
Spire
The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, and Spire Storage Inc., which utilizes natural gas storage contracts for providing natural gas sales. Other includes:

•	unallocated corporate items, including certain debt and associated interest costs;

•	Spire STL Pipeline, a subsidiary of Spire planning construction and operation of a proposed 65-mile FERC regulated pipeline to deliver natural gas into eastern Missouri; and

•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas and risk management, among other activities.

Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Spire Missouri, sales of natural gas from Spire Missouri to Spire Marketing, propane transportation services provided by Spire NGL Inc. (formerly Laclede Pipeline Company) to Spire Missouri, and propane storage services provided by Spire Missouri to Spire NGL Inc.
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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
2017
Revenues from external customers	$1,660.0	$79.3	$1.4	$—	$1,740.7
Intersegment revenues	7.9	—	6.3	(14.2)	—
Total Operating Revenues	1,667.9	79.3	7.7	(14.2)	1,740.7
Operating Expenses
Gas Utility
Natural and propane gas	645.9	—	—	(75.4)	570.5
Other operation and maintenance	409.1	—	—	(4.1)	405.0
Depreciation and amortization	153.5	—	—	—	153.5
Taxes, other than income taxes	137.8	—	—	—	137.8
Total Gas Utility Operating Expenses	1,346.3	—	—	(79.5)	1,266.8
Gas Marketing and Other *	—	74.1	12.8	65.3	152.2
Total Operating Expenses	1,346.3	74.1	12.8	(14.2)	1,419.0
Operating Income (Loss)	$321.6	$5.2	$(5.1)	$—	$321.7
Net Economic Earnings (Loss)	$181.5	$6.8	$(20.7)	$—	$167.6
Capital Expenditures	$412.6	$—	$25.5	$—	$438.1

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
2016
Revenues from external customers	$1,457.2	$78.5	$1.6	$—	$1,537.3
Intersegment revenues	2.2	—	3.2	(5.4)	—
Total Operating Revenues	1,459.4	78.5	4.8	(5.4)	1,537.3
Operating Expenses
Gas Utility
Natural and propane gas	539.7	—	—	(47.5)	492.2
Other operation and maintenance	379.3	—	—	(1.8)	377.5
Depreciation and amortization	136.9	—	—	—	136.9
Taxes, other than income taxes	125.2	—	—	—	125.2
Total Gas Utility Operating Expenses	1,181.1	—	—	(49.3)	1,131.8
Gas Marketing and Other *	—	66.7	12.6	43.9	123.2
Total Operating Expenses	1,181.1	66.7	12.6	(5.4)	1,255.0
Operating Income (Loss)	$278.3	$11.8	$(7.8)	$—	$282.3
Net Economic Earnings (Loss)	$160.3	$6.4	$(17.6)	$—	$149.1
Capital Expenditures	$291.7	$—	$1.6	$—	$293.3

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
2015
Revenues from external customers	$1,891.8	$82.9	$1.7	$—	$1,976.4
Intersegment revenues	4.0	70.5	2.0	(76.5)	—
Total Operating Revenues	1,895.8	153.4	3.7	(76.5)	1,976.4
Operating Expenses
Gas Utility
Natural and propane gas	957.6	—	—	(75.2)	882.4
Other operation and maintenance	391.6	—	—	(1.0)	390.6
Depreciation and amortization	129.9	—	—	—	129.9
Taxes, other than income taxes	142.1	—	—	—	142.1
Total Gas Utility Operating Expenses	1,621.2	—	—	(76.2)	1,545.0
Gas Marketing and Other *	—	146.6	12.6	(0.3)	158.9
Total Operating Expenses	1,621.2	146.6	12.6	(76.5)	1,703.9
Operating Income (Loss)	$274.6	$6.8	$(8.9)	$—	$272.5
Net Economic Earnings (Loss)	$150.4	$4.2	$(16.3)	$—	$138.3
Capital Expenditures	$284.4	$—	$5.4	$—	$289.8

*
Operating Expenses for “Gas Marketing and Other” include depreciation and amortization for Gas Marketing ($0.1 for 2017, $0.1 for 2016, and $0.3 for 2015) and for Other ($0.5 for 2017, $0.5 for 2016, and $0.6 for 2015).

Total Assets at End of Year	2017	2016	2015
Gas Utility	$5,551.2	$5,184.7	$4,679.3
Gas Marketing	246.2	205.0	160.6
Other	2,239.5	1,836.6	1,554.5
Eliminations	(1,490.2)	(1,161.9)	(1,116.8)
Total Assets	$6,546.7	$6,064.4	$5,277.6

Reconciliation of Consolidated Net Income to Consolidated Net Economic Earnings	2017	2016	2015
Net Income	$161.6	$144.2	$136.9
Adjustments, pre-tax:
Unrealized loss (gain) on energy-related derivatives	6.0	(0.1)	(2.8)
Lower of cost or market inventory adjustments	—	0.2	0.4
Realized (gain) loss on economic hedges prior to the sale of the physical commodity	(0.3)	(1.6)	2.4
Acquisition, divestiture and restructuring activities	4.0	9.2	9.8
Gain on sale of property	—	—	(7.6)
Income tax effect of adjustments	(3.7)	(2.8)	(0.8)
Net Economic Earnings	$167.6	$149.1	$138.3

15.	REGULATORY MATTERS
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

The following regulatory assets and regulatory liabilities were reflected in the Balance Sheets as of September 30, 2017 and 2016. Unamortized Purchased Gas Adjustments are also included below, which are reported separately in the current assets and liabilities sections of each balance sheet.

	Spire		Spire Missouri		Spire Alabama
September 30	2017	2016	2017	2016	2017	2016
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$42.2	$27.0	$34.9	$20.2	$7.2	$6.8
Unamortized purchased gas adjustments	102.6	49.7	57.4	43.1	45.2	5.6
Other	30.7	17.2	3.3	3.7	12.2	8.1
Total Current Regulatory Assets	175.5	93.9	95.6	67.0	64.6	20.5
Noncurrent:
Future income taxes due from customers	170.5	151.3	170.5	151.3	—	—
Pension and postretirement benefit costs	404.7	487.9	322.7	375.7	72.6	98.9
Cost of removal	123.3	130.6	—	—	123.3	130.6
Unamortized purchased gas adjustments	9.9	12.6	9.9	12.6	—	—
Energy efficiency	29.0	25.5	29.0	25.5	—	—
Other	53.7	30.1	25.7	24.7	1.1	1.2
Total Noncurrent Regulatory Assets	791.1	838.0	557.8	589.8	197.0	230.7
Total Regulatory Assets	$966.6	$931.9	$653.4	$656.8	$261.6	$251.2

Regulatory Liabilities:
Current:
RSE adjustment	$1.4	$7.5	$—	$—	$1.4	$5.0
Unbilled service margin	—	5.9	—	—	—	5.9
Refundable negative salvage	8.2	9.3	—	—	8.2	9.3
Unamortized purchased gas adjustments	1.0	1.7	—	—	—	—
Other	12.0	6.2	2.7	1.3	2.4	2.5
Total Current Regulatory Liabilities	22.6	30.6	2.7	1.3	12.0	22.7
Noncurrent:
Pension and postretirement benefit costs	32.2	28.9	—	—	32.2	28.9
Refundable negative salvage	4.1	9.4	—	—	4.1	9.4
Accrued cost of removal	83.8	74.8	54.5	55.1	—	—
Other	37.1	17.6	26.7	12.2	3.3	3.4
Total Noncurrent Regulatory Liabilities	157.2	130.7	81.2	67.3	39.6	41.7
Total Regulatory Liabilities	$179.8	$161.3	$83.9	$68.6	$51.6	$64.4
A portion of the Company’s regulatory assets are not earning a return and are shown in the schedule below:

	Spire		Spire Missouri
September 30	2017	2016	2017	2016
Future income taxes due from customers	$170.5	$151.3	$170.5	$151.3
Pension and postretirement benefit costs	198.5	240.6	198.5	240.6
Other	11.3	12.9	11.3	12.9
Total Regulatory Assets Not Earning a Return	$380.3	$404.8	$380.3	$404.8
Like all the Company’s regulatory assets, these regulatory assets are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and postretirement benefit costs could be as long as 20 years, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC. Spire Alabama does not have any regulatory assets that are not earning a return.
Spire Missouri
On September 30, 2016 Spire Missouri filed to increase its Infrastructure System Replacement Surcharge (ISRS) revenues by $5.0 for Spire Missouri East and $3.4 for Spire Missouri West, related to ISRS investments from March

2016 through October 2016. On November 29, 2016, MoPSC staff recommended $4.5 and $3.4 for Spire Missouri East and Spire Missouri West, respectively, based on updated filings. On January 3, 2017, the MoPSC held a hearing to decide two issues raised by the Missouri Office of the Public Counsel (OPC) pertaining to the ISRS eligibility of hydrostatic testing done by Spire Missouri West and of the replacement of cast iron main interspersed with portions of plastic pipe. On January 18, 2017, the MoPSC found in favor of the Missouri Utilities on the interspersed plastics issue, but against Spire Missouri West on hydrostatic testing, and issued an order setting the ISRS increases at $4.5 and $3.2 for Spire Missouri East and Spire Missouri West, respectively, bringing total annualized ISRS revenue to $29.5 and $13.4, respectively. Rates were effective January 28, 2017. On March 3, 2017, the OPC filed an appeal to Missouri’s Western District Court of Appeals of the MoPSC’s decision permitting Spire Missouri to include in the ISRS the replacement of cast iron main interspersed with plastic pipe. The appeal will be heard in November 2017.
On February 3, 2017, Spire Missouri filed to increase its ISRS revenues, by $3.3 for Spire Missouri East and $2.9 for Spire Missouri West, related to ISRS investments from November 2016 through February 2017. Following the submission of updated information, on April 4, 2017, MoPSC staff submitted its recommendation for an increase in rates of approximately $3.0 each, for a cumulative total of $32.6 and $16.4 for Spire Missouri East and Spire Missouri West, respectively. On that same date, the OPC again raised an objection to the ISRS eligibility of replacing cast iron main interspersed with portions of plastic. On April 18, 2017, the parties filed with the MoPSC a unanimous stipulation and agreement proposing to apply the judicial outcome of the OPC’s March 3, 2017 appeal on the plastics issue to both the ISRS cases on appeal and the current ISRS cases. The agreement was approved by the MoPSC on April 26, 2017. ISRS rates for each of the two service territories were increased by the MoPSC staff-recommended amounts, effective June 1, 2017.
On April 15, 2015, Spire Missouri applied to the MoPSC for a new authorization of long-term financing in the amount of $550.0. On February 10, 2016, the MoPSC issued an order, by a 3-2 vote, authorizing Spire Missouri financing authority of $300.0 for long-term financings placed any time before September 30, 2018. Spire Missouri filed an application for rehearing, which was denied on March 9, 2016. On March 31, 2016, Spire Missouri filed an appeal with Missouri’s Western District Court of Appeals concerning this matter. The parties filed briefs and oral arguments were heard on November 17, 2016. On May 30, 2017, Missouri’s Western District Court of Appeals issued a decision upholding the MoPSC’s February 10, 2016 Order granting Spire Missouri $300.0 in long-term financing authority. On July 5, 2017, the Court denied Spire Missouri’s request to transfer the case to the Missouri Supreme Court, and on October 5, 2017, the Missouri Supreme Court declined to hear Spire Missouri’s direct appeal. On March 20, 2017, Spire Missouri entered into a bond purchase agreement for $170.0 that was funded on September 15, 2017, and applied against the $300.0 authorization.
On April 11, 2017, both Spire Missouri East and Spire Missouri West filed for a general rate case, and did so concurrently as agreed to in GM-2013-0254, as part of the acquisition of Spire Missouri West by Spire Missouri in fiscal 2013. The request for Spire Missouri East represents a net rate increase of $25.5. With the $32.6 already being billed in ISRS, the total base rate increase request was $58.1. Spire Missouri West’s request represents a net rate increase of $34.0. With the $16.4 already being billed in ISRS, the total base rate increase request was $50.4. The rates were premised upon a 10.35% return on equity and the details of the filing can be found in GR-2017-0215 and GR-2017-0216 for Spire Missouri East and Spire Missouri West, respectively. An evidentiary hearing has been set for December 4 through 15, 2017, with a MoPSC decision expected by February 2018. Missouri statutes require new rates to be effective within 11 months of the filing, or by March 8, 2018.
Spire Alabama
Spire Alabama is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Spire Alabama’s current RSE order has a term extending beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with law. In the event of unforeseen circumstances, whether physical or economic, of the nature of force majeure and including a change in control, the APSC and Spire Alabama will consult in good faith with respect to modifications, if any. Effective January 1, 2014, Spire Alabama’s allowed range of return on average common equity is 10.5% to 10.95% with an adjusting point of 10.8%. Spire Alabama is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Spire Alabama’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. The RSE reduction for the July 31, 2016 quarterly point of test was $4.8 and went into effect October 1, 2016, and for the quarterly point of test at September 30, 2016, Spire Alabama recorded a $2.7 RSE reduction effective December 1, 2016. As part of the annual update for RSE, on November 30, 2016, Spire Alabama filed a reduction for rate year 2017 of $2.5 that also became effective December 1, 2016. There was no RSE reduction for the January 31, 2017, April 30, 2017 and July 31, 2017 points of test. As of September 30, 2017, Spire Alabama recorded a $2.7 RSE reduction to operating revenues to bring the expected rate of return on average common equity at the end of the year to within the allowed range of return.
The inflation-based Cost Control Measure (CCM), established by the APSC, allows for annual increases to operation and maintenance (O&M) expense. The CCM range is Spire Alabama’s 2007 actual rate year O&M expense inflation-adjusted using the June Consumer Price Index For All Urban Consumers each rate year plus or minus 1.75% (Index Range). If rate year O&M expense falls within the Index Range, no adjustment is required. If rate year O&M expense exceeds the Index Range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent rate year O&M is less than the Index Range, Spire Alabama benefits by one-half of the difference through future rate adjustments. Certain items that fluctuate based on situations demonstrated to be beyond Spire Alabama’s control may be excluded from the CCM calculation. As of September 30, 2017, Spire Alabama recorded a CCM benefit of $10.7 for rate year 2017, which will be reflected in rates effective December 1, 2017. The CCM benefit was $7.8 for rate year 2016 and $4.7 for rate year 2015.
On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability recorded for Spire Alabama. Refunds from such negative salvage liability will be passed back to eligible customers on a declining basis through lower tariff rates through rate year 2019 pursuant to the terms of the Negative Salvage Rebalancing (NSR) rider. The total amount refundable to customers is subject to adjustments over the remaining period for charges made to the Enhanced Stability Reserve (ESR) and other APSC-approved charges. The refunds are due to a re-estimation of future removal costs provided for through the prior depreciation rates. For fiscal 2017, approximately $6.3 of the customer refund was returned to customers. As of September 30, 2017, $12.3 is remaining to be refunded to customers. The NSR pass back for fiscal 2018 is $8.2 and will be reflected in rates effective December 1, 2017 through March 31, 2018.
Spire Alabama has APSC approval for an intercompany revolving credit agreement allowing Spire Alabama to borrow from Spire in a principal amount not to exceed $200.0 at any time outstanding in combination with its bank line of credit, and to loan to Spire in a principal amount not to exceed $25.0 at any time outstanding. Borrowings may be used for the following purposes: (a) meeting increased working capital requirements; (b) financing construction requirements related to additions, extensions, and replacements of the distribution systems; and (c) financing other expenditures that may arise from time to time in the normal course of business.
On September 18, 2017, Spire Alabama filed an application with the APSC for authorization to issue and sell $75.0 principal amount of debt and to purchase interest rate derivative instruments for the purpose of locking in favorable interest rates and to include the associated interest charges, issuance costs, fees and any gain or loss resulting from the settlement of such interest rate derivative instruments through rates. The application was approved by the APSC October 3, 2017.

16.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2031, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2017 are estimated at $1,281.8, $563.9 and $285.6 for the Company, Spire Missouri and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.
Spire NGL Inc. is providing liquid propane transportation service to Spire Missouri pursuant to an approved FERC tariff and a contractual arrangement with Spire Missouri. In accordance with the terms of that agreement, Spire Missouri is obligated to pay Spire NGL Inc. approximately $1.0 annually, at current rates. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months’ notice.
A consolidated subsidiary is a general partner in an unconsolidated partnership that invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $1.3 incurred in connection with various real estate ventures. Spire has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Spire further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.
Leases
Aggregate rental expense and annual minimum rental commitments under all leases having an initial or remaining non-cancelable term of more than one year are shown below:

	Aggregate Rental Expense			Minimum Rental Commitments
	2017	2016	2015	2018	2019	2020	2021	2022	Later	Total
Spire	$9.7	$11.9	$14.1	$10.1	$9.3	$7.8	$6.1	$6.0	$44.4	$83.7
Spire Missouri	4.8	4.3	7.6	2.1	1.3	0.2	0.2	—	—	3.8
Spire Alabama	4.6	3.7	4.0	4.0	4.1	3.8	2.1	2.1	2.8	18.9
The lease agreement covering the Company’s primary office space in Missouri extends through January 2035. The lease agreement covering the primary office space of Spire Alabama extends through February 2020. Spire Alabama has an operating lease for additional office space that extends to January 31, 2024. Spire Alabama has subleased all of this additional office space to Energen pursuant to a sublease that expires on December 31, 2019 with an option to extend through January 31, 2024. Amounts in the table above have not been reduced for sublease rentals. For Spire Alabama and Spire, sublease rentals were $2.1, $2.1, and $2.1 for fiscal years 2017, 2016, and 2015, and minimum future rentals to be received in fiscal years 2018, 2019, and 2020 are $2.1, $2.1, and $0.5, respectively. Spire Missouri, Spire Alabama and Spire Marketing have other relatively minor rental arrangements that provide for minimum rental payments.
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
In addition to matters noted below, the Company, Spire Missouri, and Spire Alabama are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the statements of income, balance sheets, and statements of cash flows of the Company, Spire Missouri, or Spire Alabama. However, there is uncertainty in the valuation of pending claims and prediction of litigation results.
In the natural gas industry, many gas distribution companies have incurred environmental liabilities associated with sites they or their predecessor companies formerly owned or operated where manufactured gas operations took place. The Utilities each have former manufactured gas plant (MGP) operations in their respective service territories.
Spire
On June 14, 2017, Spire filed a lawsuit against Cellular South, Inc. d/b/a C-Spire in federal district court for the Southern District of Alabama, Civil Action 17-00266-KD-N, seeking a declaratory order that Spire’s SPIRE trademarks do not infringe upon Cellular South’s C-SPIRE trademarks, and that Spire is entitled to federal registration of its trademarks. In prior proceedings before the United States Patent and Trademark Office, Cellular South filed oppositions to Spire’s attempts to register the SPIRE name, the SPIRE logo and the SPIRE LOGO + HANDSHAKE trademarks. In answer to Spire’s lawsuit, Cellular South filed counterclaims alleging infringement and unfair business practices, and seeking a declaration of infringement and that SPIRE marks are not registrable by Spire. On September 11, 2017, a federal district court judge denied Cellular South’s motion for a temporary restraining order and an injunction that would have prohibited Spire from using the SPIRE trademarks in Alabama and Mississippi. After consultation with counsel, the Company does not believe that the final resolution of this matter will have a detrimental impact on the Company’s financial condition or results of operations.

Spire Gulf is in the chain of title of one former MGP site which it still owns in Mobile, Alabama. On September 15, 2010, Spire Gulf filed an application to enroll the site into the Alabama Department of Environmental Management’s (ADEM) Voluntary Cleanup Program. This application was accepted by ADEM on November 16, 2010. Investigation and testing have been completed. Spire Gulf received an approved remediation plan from ADEM and the remedial actions under the plan were completed in fiscal 2017. Spire Gulf and the Company do not expect potential liabilities that may arise from remediating this site to have a material impact on their future financial condition or results of operations.
Since April 2012, a total of 14 lawsuits have been filed against Spire Gulf in Mobile County Circuit Court alleging that in the first half of 2008, Spire Gulf spilled tert-butyl mercaptan, an odorant added to natural gas for safety reasons, in Eight Mile, Alabama. Eleven of the lawsuits have been settled. The remaining three lawsuits, which include approximately 270 individual plaintiffs, allege nuisance, fraud and negligence causes of actions, and seek unspecified compensatory and punitive damages. The Company has resolved all coverage disputes with its insurance carriers relating to this matter. The Company does not expect potential liabilities that may arise from these lawsuits to have a material impact on its future financial condition or results of operations.
Spire Missouri
Spire Missouri has identified four former MGP sites in eastern Missouri where costs have been incurred and claims have been asserted: one in Shrewsbury, Missouri and three in the city of St. Louis, Missouri (City). Spire Missouri has enrolled two of the sites in the City in the Missouri Department of Natural Resources Brownfields/Voluntary Cleanup Program (BVCP). The third site in the City is the result of a more recent claim assertion by the United States Environmental Protection Agency (EPA), and such claim is currently being investigated.
With regard to the former MGP site located in Shrewsbury, Missouri, Spire Missouri and state and federal environmental regulators agreed upon certain remedial actions to a portion of the site in a 1999 Administrative Order on Consent (AOC), which actions have been completed. On September 22, 2008, EPA Region 7 issued a letter of Termination and Satisfaction terminating the AOC. However, if after this termination of the AOC, regulators require additional remedial actions, or additional claims are asserted, Spire Missouri may incur additional costs.
In conjunction with redevelopment of one of the sites located in the City, Spire Missouri and another former owner of the site entered into an agreement (Remediation Agreement) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the Missouri Department of Natural Resources (MDNR). The Remediation Agreement also provides for a release of Spire Missouri and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverage, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Spire Missouri and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The amount paid by Spire Missouri did not materially impact the financial condition, results of operations, or cash flows of the Company.
Spire Missouri has not owned the second site located in the City for many years. In a letter dated June 29, 2011, the Attorney General for the state of Missouri informed Spire Missouri that the MDNR had completed an investigation of the site. The Attorney General requested that Spire Missouri participate in the follow up investigations of the site. In a letter dated January 10, 2012, Spire Missouri stated that it would participate in future environmental response activities at the site in conjunction with other potentially responsible parties (PRPs) that are willing to contribute to such efforts in a meaningful and equitable fashion. Accordingly, Spire Missouri entered into a cost sharing agreement for remedial investigation with other PRPs. Pending MDNR approval, which has not occurred to date, the remedial investigation of the site will begin.
Additionally, in correspondence dated November 30, 2016, Region 7 of the EPA has asserted that Spire Missouri is liable under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) for alleged coal gas waste contamination at a third site in the northern portion of the City on which Spire Missouri operated a MGP. Spire Missouri has not owned or operated the site (also known as Station “B”) for over 70 years. Spire Missouri and the site owner have met with the EPA and reviewed its assertions. Both Spire Missouri and the site owner have notified the EPA that the information and data provided by the EPA to date does not rise to the level of documenting a threat to the public health or environment. As such, Spire Missouri is requesting more information from the EPA, some of which will also be utilized to identify other former owners and operators of the site that could be added as PRPs. To date, Spire Missouri has not received a response from the EPA.

Spire Missouri has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the MGP sites. While some of the insurers have denied coverage and reserved their rights, Spire Missouri continues to discuss potential reimbursements with them.
On March 10, 2015, Spire Missouri received a Section 104(e) information request from EPA Region 7 regarding the former Thompson Chemical/Superior Solvents site in the City. In turn, Spire Missouri issued a Freedom of Information Act (FOIA) request to the EPA on April 3, 2015, in an effort to identify the basis of the inquiry. The FOIA response from the EPA was received on July 15, 2015 and a response was provided to the EPA on August 15, 2015. Spire Missouri has received no further inquiry from the EPA regarding this matter.
In its western service area, Spire Missouri has seven owned MGP sites enrolled in the BVCP: Joplin MGP #1, St. Joseph MGP #1, Kansas City Coal Gas Station B, Kansas City Station A Railroad area, Kansas City Coal Gas Station A North, Kansas City Coal Gas Station A South, and Independence MGP #2. Source removal has been conducted at all of the owned sites since 2003 with the exception of Joplin. On September 15, 2016, a request was made with the MDNR for a restrictive covenant use limitation with respect to Joplin. Remediation efforts at the seven sites are at various stages of completion, ranging from groundwater monitoring and sampling following source removal activities to the aforementioned request in respect to Joplin. As part of its participation in the BVCP, Spire Missouri communicates regularly with the MDNR with respect to its remediation efforts and monitoring activities at these sites. On May 11, 2015, MDNR approved the next phase of investigation at the Kansas City Station A North and Railroad areas.
To date, costs incurred for all Spire Missouri MGP sites for investigation, remediation and monitoring these sites have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. The actual future costs that Spire Missouri may incur could be materially higher or lower depending upon several factors, including whether remediation actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and government regulations, the ultimate ability of other PRPs to pay, the successful completion of remediation efforts required by the Remediation Agreement described above, and any insurance recoveries.
In 2013, Spire Missouri retained an outside consultant to conduct probabilistic cost modeling of 19 former MGP sites owned or operated by Spire Missouri. The purpose of this analysis was to develop an estimated range of probabilistic future liability for each site. That analysis, completed in August 2014, provided a range of demonstrated possible future expenditures to investigate, monitor and remediate all 19 MGP sites. Spire Missouri has recorded its best estimate of the probable expenditures that relate to these matters. The amount is not material.
Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. To the extent such costs (less any amounts received from insurance proceeds or as contributions from other PRPs) are incurred prior to a rate case, Spire Missouri would request from the MoPSC authority to defer such costs and collect them in the next rate case. Spire Missouri and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial condition or results of operations.
Spire Alabama
Spire Alabama is in the chain of title of nine former MGP sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. Spire Alabama does not foresee a probable or reasonably estimable loss associated with these nine sites. Spire Alabama and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial conditions or results of operations.
In 2012, Spire Alabama responded to an EPA Request for Information Pursuant to Section 104 of CERCLA relating to the 35th Avenue Superfund Site located in North Birmingham, Jefferson County, Alabama. Spire Alabama was identified as a PRP under CERCLA for the cleanup of the site or costs the EPA incurs in cleaning up the site. At this point, Spire Alabama has not been provided information that would allow it to determine the extent, if any, of its potential liability with respect to the 35th Avenue Superfund Site and vigorously denies its inclusion as a PRP.
On December 17, 2013, an incident occurred at a Housing Authority apartment complex in Birmingham, Alabama that resulted in one fatality, personal injuries and property damage. Spire Alabama cooperated with the National Transportation Safety Board (NTSB) which investigated the incident. The NTSB report of findings was issued on March 30, 2016 and no safety recommendations, fines, or penalties were contained therein. Spire Alabama has been named as a defendant in several lawsuits arising from the incident, and additional lawsuits and claims may be filed against Spire Alabama.

17.    INTERIM FINANCIAL INFORMATION (UNAUDITED)
Spire
In the opinion of Spire, the quarterly information presented below for fiscal years 2017 and 2016 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of the Utilities.

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2017
Total Operating Revenues	$495.1	$663.4	$323.5	$258.7
Operating Income	89.1	180.4	50.3	1.9
Net Income (Loss)	45.2	108.0	21.7	(13.3)
Basic Earnings (Loss) Per Share of Common Stock	$0.99	$2.36	$0.45	$(0.28)
Diluted Earnings (Loss) Per Share of Common Stock	$0.99	$2.36	$0.45	$(0.28)
Fiscal Year 2016
Total Operating Revenues	$399.4	$609.3	$249.3	$279.3
Operating Income (Loss)	87.0	167.7	35.3	(7.7)
Net Income (Loss)	46.9	100.8	10.7	(14.2)
Basic Earnings (Loss) Per Share of Common Stock	$1.08	$2.32	$0.24	$(0.31)
Diluted Earnings (Loss) Per Share of Common Stock	$1.08	$2.31	$0.24	$(0.31)
Spire Missouri
In the opinion of Spire Missouri, the quarterly information presented below for fiscal years 2017 and 2016 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis primarily reflect their seasonal nature.

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2017
Total Operating Revenues	$363.6	$447.2	$198.5	$162.6
Operating Income	64.5	90.2	30.5	11.7
Net Income	38.0	57.0	15.5	2.5
Fiscal Year 2016
Total Operating Revenues	$317.2	$446.7	$179.3	$144.3
Operating Income	65.1	87.0	29.4	5.4
Net Income (Loss)	39.4	54.3	13.9	(1.7)
Spire Alabama
In the opinion of Spire Alabama, the quarterly information presented below for fiscal years 2017 and 2016 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis primarily reflect their seasonal nature.

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2017
Total Operating Revenues	$86.7	$158.8	$90.5	$64.5
Operating Income (Loss)	19.8	78.9	15.5	(8.4)
Net Income (Loss)	10.3	47.6	7.4	(7.2)
Fiscal Year 2016
Total Operating Revenues	$82.3	$166.0	$74.0	$46.2
Operating Income (Loss)	18.9	80.4	9.3	(17.1)
Net Income (Loss)	9.9	48.1	4.0	(8.8)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in or disagreements on accounting and financial disclosure with Spire’s, Spire Missouri’s, or Spire Alabama’s outside auditors that are required to be disclosed.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Spire Missouri
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
Spire Alabama
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

Item 9B. Other Information
Amendment to the 2015 Equity Incentive Plan
On November 9, 2017, the Spire Inc. (“Spire” or “the Company”) Board of Directors (“Board”), upon the recommendation of the Compensation Committee (“Compensation Committee”), adopted and approved an amendment to The Laclede Group 2015 Equity Incentive Plan (“EIP”), which becomes effective January 1, 2018. The purpose of the EIP is to encourage directors, officers, and employees of Spire and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation Committee may grant awards under the EIP that may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Under the terms of the EIP, officers and employees of Spire and its subsidiaries, as determined by the Compensation Committee, are eligible to be selected for awards.
The amendment to the EIP updates the current plan, which was approved by shareholders on January 29, 2015, to reflect the corporate name change of “The Laclede Group, Inc.” to “Spire Inc.,” including changing the plan name to “Spire 2015 Equity Incentive Plan.” The amendment to the EIP also makes certain revisions to the EIP’s definition of “change in control” to align the definition to be consistent with other compensation plans sponsored by Spire, specifically by increasing the triggering percentage from 20% to 30% for an acquisition of the Company’s outstanding shares of common stock or combined voting power of outstanding voting securities, and by specifying that at least 80% of the Company’s assets must be acquired in order for a change in control to occur.
The foregoing description of the amendment to the EIP is qualified in its entirety by reference to the provisions, including defined terms, of the amendment to the EIP, which is filed herewith as Exhibit 10.54 to this Annual Report on Form 10-K and incorporated herein by reference.
Amendment to the Executive Severance Plan
On November 9, 2017, the Spire Board , upon the recommendation of the Compensation Committee, adopted and approved an amendment to Spire Inc. Executive Severance Plan (“2017 Executive Severance Plan”), which becomes effective January 1, 2018. The purpose of the 2017 Executive Severance Plan is to enable Spire, together with its subsidiaries, to offer certain protections to selected participants if their employment with Spire or its subsidiaries is terminated by Spire without cause or by the participant for good reason, with or without a change in control.
The amendment to the 2017 Executive Severance Plan updates the current plan, which was effective June 1, 2017, to change the name of the plan to the “Spire Executive Severance Plan.” The amendment to the 2017 Executive Severance Plan also makes certain revisions to the plan’s definition of “change in control” to align the definition to be consistent with other compensation plans sponsored by Spire, specifically by specifying that at least 80% of the Company’s assets must be acquired in order for a change in control to occur.
The foregoing description of the amendment to the 2017 Executive Severance Plan is qualified in its entirety by reference to the provisions, including defined terms, of the amendment to the 2017 Executive Severance Plan, which is filed herewith as Exhibit 10.55 to this Annual Report on Form 10-K and incorporated herein by reference.
Amendment to the Annual Incentive Plan
On November 9, 2017, the Spire Board, upon the recommendation of the Compensation Committee, adopted and approved an amendment to The Laclede Group Annual Incentive Plan (“AIP”), which becomes effective January 1, 2018. The purpose of the AIP is to provide an incentive to executive officers and other selected key executives of Spire and its subsidiaries to contribute to the growth, profitability and increased shareholder value of the Company and to retain such executives.
The amendment to the AIP updates the current plan, which was approved by shareholders on January 28, 2016, to reflect the corporate name change of “The Laclede Group, Inc.” to “Spire Inc.,” including changing the plan name to “Spire Annual Incentive Plan.” The amendment to the AIP also makes certain revisions to the AIP’s definition of “change in control” to align the definition to be consistent with other compensation plans sponsored by Spire, specifically by increasing the triggering percentage from 20% to 30% for an acquisition of the Company’s outstanding shares of common stock or combined voting power of outstanding voting securities, and by specifying that at least 80% of the Company’s assets must be acquired in order for a change in control to occur.
The foregoing description of the amendment to the AIP is qualified in its entirety by reference to the provisions, including defined terms, of the amendment to the AIP, which is filed herewith as Exhibit 10.53 to this Annual Report on Form 10-K and incorporated herein by reference.

Amendment to the 2011 Management Continuity Protection Plan
On November 8, 2017, the Spire Board , upon the recommendation of the Compensation Committee, adopted and approved an amendment to The Laclede Group 2011 Management Continuity Protection Plan (“2011 MCPP”), which becomes effective January 1, 2018. The 2011 MCPP provides severance benefits to eligible employees of Spire and its designated subsidiaries hired after 2011 in the event an employee is terminated by Spire without cause or by the participant for good reason following a change in control. The 2011 MCPP is closed to new participants.
The amendment to the 2011 MCPP updates the current plan, which was effective January 1, 2011, to reflect the corporate name change of “The Laclede Group, Inc.” to “Spire Inc.,” including changing the plan name to “Spire 2011 Management Continuity Protection Plan.” The amendment to the 2011 MCPP also makes certain revisions to the plan’s definition of “change in control” to align the definition to be consistent with other compensation plans sponsored by Spire. Specifically, the new definition provides that a change in control occurs upon any of the following: acquisition of 30% of the Company’s outstanding shares of common stock or combined voting power of outstanding voting securities is acquired; a change in the majority of the members of the Board without the approval of a majority of the members of the Board; a merger or reorganization after which the shareholders immediately prior to the transaction do not own more than 50% of the surviving entity’s then outstanding shares of common stock or combined voting power; or the acquisition of least 80% of the Company’s assets.
The foregoing description of the amendment to the 2011 MCPP is qualified in its entirety by reference to the provisions, including defined terms, of the amendment to the 2011 MCPP, which is filed herewith as Exhibit 10.56 to this Annual Report on Form 10-K and incorporated herein by reference.
Amendment to the Deferred Income Plan
On November 9, 2017, the Spire Board, upon the recommendation of the Compensation Committee, adopted and approved an amendment to the Spire Inc. Deferred Income Plan (“DIP”), which becomes effective January 1, 2018. The DIP affords eligible directors and officers of Spire (including its named executive officers) and its designated subsidiaries the ability to defer the receipt of a portion of their compensation, which will accrue earnings, with such deferrals forming the basis for benefits upon termination, death, or disability.
The amendment to the DIP updates the current plan, which was last amended and restated effective January 1, 2016, with the following features:

•	Changes mid-year enrollments to quarterly instead of monthly.

•
Changes definition of “Change in Control” to align the definition to be consistent with other compensation plans, by providing that a change in control occurs upon any of the following: acquisition of 30% of the Company’s outstanding shares of common stock or combined voting power of outstanding voting securities is acquired; a change in the majority of the members of the Board without the approval of a majority of the members of the Board; a merger or reorganization after which the shareholders immediately prior to the transaction do not own more than 50% of the surviving entity’s then outstanding shares of common stock or combined voting power; or the acquisition of least 80% of the Company’s assets.

•	Removes annual minimum deferral requirement.

•	Changes plan name to “Spire Deferred Income Plan.”

•	Allows daily investment election changes.

•	Adds “Flexible Distribution Account” and “Separation Distribution Account” options to plan.

•	Closes “Retirement Distribution Account” and “In-Service Distribution Account” options to new participants.

•	Adds hardship withdrawal option to plan.

•	Requires lump sum distribution of small balances not exceeding the limit imposed by Section 402(g) of the Internal Revenue Code.

•	Allows changes to form of payment in accordance with Section 409A of the Internal Revenue Code.
The foregoing description of the amendment to the DIP is qualified in its entirety by reference to the provisions, including defined terms, of the amendment to the DIP, which is filed herewith as Exhibit 10.57 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information about:

•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement to be filed on or about December 13, 2017 (2017 proxy statement);

•	our executive officers is reported in Part I of this Form 10-K;

•
compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion in our 2017 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”;

•	our Financial Code of Ethics is posted on our website, www.SpireEnergy.com, under Investors/Governance/Governance documents (http://investors.spireenergy.com/governance/governance-documents); and

•
our Audit Committee, our Audit Committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2017 proxy statement under the heading “Corporate Governance.”

In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our Audit, Compensation and Corporate Governance Committees are available under “Governance documents” on our website, as indicated above, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation
Information about director and executive compensation is incorporated by reference from the discussion in our 2017 proxy statement under the headings: “Directors’ Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation.” The 2017 proxy statement also includes the “Compensation Committee Report,” which is deemed furnished and not filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our 2017 proxy statement under “Beneficial Ownership of Spire Common Stock.”
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	674,970	$—	505,545
Equity compensation plans not approved by security holders	—	—	—
Total	674,970	$—	505,545

(1)	Reflects the Company’s 2015 and 2006 Equity Incentive Plans.
Information regarding the above referenced plans is set forth in Note 3, Stock-Based Compensation, of the Notes to Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information about:

•	our policy and procedures for related party transactions and

•	the independence of our directors
is included in our 2017 proxy statement under “Corporate Governance” and is incorporated by reference. There were no related party transactions in fiscal 2017.

Item 14. Principal Accounting Fees and Services
Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2017 proxy statement under “Fees of Independent Registered Public Accountant” and “Corporate Governance,” respectively.

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

	(3)	Exhibits

Exhibit Number	Description
2.01*	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company’s Registration Statement on Form S-4 filed October 27, 2000, No. 333-48794.
3.01*	Articles of Incorporation of Spire Inc., as amended, effective as of April 28, 2016; filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 3, 2016.
3.02*	Bylaws of Spire Inc., as amended, effective as of April 28, 2016; filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 3, 2016.
3.03*[3]	Spire Missouri Inc.’s Amended Articles of Incorporation, as amended, effective August 30, 2017; filed as Exhibit 3.1 to Spire Missouri’s Current Report on Form 8-K filed September 1, 2017.
3.04*[3]	Amended Bylaws of Spire Missouri Inc. effective as of August 30, 2017; filed as Exhibit 3.2 to Spire Missouri’s Current Report on Form 8-K filed September 1, 2017.
3.05*[2]
Articles of Amendment of the Articles of Incorporation of Spire Alabama Inc., dated September 1, 2017; which was filed as Exhibit 3.3 to Spire Alabama’s Current Report on Form 8-K filed September 1, 2017.

3.06*[2]	Amended Bylaws of Spire Alabama Inc. effective September 1, 2017; filed as Exhibit 3.4 to Spire Alabama’s Current Report on Form 8-K filed September 1, 2017.
4.01*	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed as Exhibit b-4 to registration statement No. 2-64857 filed June 26, 1979.
4.03*[3]
Twenty-Fourth Supplemental Indenture dated as of June 1, 1999, between Laclede Gas and State Street Bank and Trust Company of Missouri, N.A., as trustee; filed as Exhibit 4.01 to Laclede Gas’ Current Report on Form 8-K filed June 4, 1999.

4.04*[3]
Twenty-Fifth Supplemental Indenture dated as of September 15, 2000, between Laclede Gas and State Street Bank and Trust Company of Missouri, as trustee; filed as Exhibit 4.01 to Laclede Gas’ Current Report on Form 8-K filed September 29, 2000.

4.05*[3]
Twenty-Seventh Supplemental Indenture dated as of April 15, 2004, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.01 to Laclede Gas’ Current Report on Form 8-K filed April 28, 2004.

4.06*[3]
Twenty-Eighth Supplemental Indenture dated as of April 15, 2004, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.02 to Laclede Gas’ Current Report on Form 8-K filed April 28, 2004.

4.07*[3]
Twenty-Ninth Supplemental Indenture dated as of June 1, 2006, between Laclede Gas and UMB Bank and Trust, N.A., as trustee; filed as Exhibit 4.1 to Laclede Gas’ Current Report on Form 8-K filed June 9, 2006.

4.08*[3]
Thirty-First Supplemental Indenture, dated as of March 15, 2013, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2013.

4.09*[3]
Thirty-Second Supplemental indenture, dated as of August 13, 2013, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to Laclede Gas’ Current Report on Form 8-K filed August 13, 2013.

Exhibit Number	Description
4.10*[3]
Laclede Gas Board of Directors’ Resolution dated August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated Executive Officers; filed as Exhibit 4.12 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

4.11*[3]
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

4.13*	Indenture, dated as of August 19, 2014, between the Company and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 19, 2014.
4.14*
First Supplemental Indenture, dated as of August 19, 2014, between the Company and UMB Bank & Trust, N.A., as trustee (including Form of Floating Rate Senior Notes due 2017, Form of 2.55% Senior Notes due 2019 and Form of 4.70% Senior Notes due 2044); filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 19, 2014.

4.15*[2]
Indenture dated as of November 1, 1993, between Alagasco and NationsBank of Georgia, National Association, Trustee, (“Alagasco 1993 Indenture”), which was filed as Exhibit 4(k) to Alagasco’s Registration Statement on Form S-3 (Registration No. 33-70466).

4.16*[2]
Officers’ Certificate, dated January 14, 2005, pursuant to Section 301 of the Alagasco 1993 Indenture setting forth the terms of the 5.20 percent Notes due January 15, 2020, which was filed as Exhibit 4.4 to Alagasco’s Current Report on Form 8-K filed January 14, 2005.

4.17*[2]
Officers’ Certificate, dated November 17, 2005, pursuant to Section 301 of the Alagasco 1993 Indenture setting forth the terms of the 5.368 percent Notes due December 1, 2015, which was filed as Exhibit 4.2 to Alagasco’s Current Report on Form 8-K filed November 17, 2005.

4.18*[2]
Officers’ Certificate, dated January 16, 2007, pursuant to Section 301 of the Alagasco 1993 Indenture setting forth the terms of the 5.90 percent Notes due January 15, 2037, which was filed as Exhibit 4.2 to Alagasco’s Current Report on Form 8-K filed January 16, 2007.

4.19*
Second Supplemental Indenture, dated as of February 27, 2017, between Spire Inc. and UMB Bank & Trust, N.A., as Trustee (including Form of 3.543% Senior Notes due 2024); filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 27, 2017.

4.20*
Master Note Purchase Agreement dated June 20, 2016, among Spire Inc. and certain institutional purchasers party thereto; filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017.

4.21*
First Supplement to Master Note Purchase Agreement dated as of March 15, 2017, among Spire Inc. and certain institutional purchasers party thereto; filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017.

4.22*[3]
Bond Purchase Agreement dated March 20, 2017, among Laclede Gas Company and certain institutional purchasers party thereto (including Form of Thirty-Third Supplemental Indenture); filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017.

10.01*†[3]
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

10.02*[3]
Restated Laclede Gas Supplemental Retirement Benefit Plan, as amended and restated as of January 1, 2005; filed as Exhibit 10.06 to Laclede Gas’ Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.03*[3]
Laclede Gas Supplemental Retirement Benefit Plan II, effective as of January 1, 2005; filed as Exhibit 10.7 to Laclede Gas’ Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.04*[3]
Amendment and Restatement of Retirement Plan for Non-Employee Directors of Laclede Gas as of November 1, 2002; filed as Exhibit 10.08c to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

10.05*[3]
Amendment to Terms of Retirement Plan for Non-Employee Directors of Laclede Gas as of October 1, 2004; filed as Exhibit 10.2 to Laclede Gas’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

Exhibit Number	Description
10.06*[3]
Salient Features of Laclede Gas’ Deferred Income Plan for Directors and Selected Executives, including amendments adopted by the Board of Directors on July 26, 1990; filed as Exhibit 10.12 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

10.07*[3]
Amendment to Laclede Gas’ Deferred Income Plan for Directors and Selected Executives, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.12a to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

10.08*[3]
Salient Features of Laclede Gas’ Deferred Income Plan II for Directors and Selected Executives (as amended and restated effective as of January 1, 2005); filed as Exhibit 10.1 to Laclede Gas’ Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.09*
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

10.11*[3]	Form of Indemnification Agreement between Laclede Gas and its Directors and Officers; filed as Exhibit 10.13 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
10.12*[3]
The Laclede Group Management Continuity Protection Plan, effective as of January 1, 2005; filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.13*	Form of Management Continuity Protection Agreement; filed as Exhibit 10.5a to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.
10.14*[3]	The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
10.15*	Form of Agreement under the Company’s 2011 Management Continuity Protection Plan; filed as Exhibit 10.25a to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
10.16*	Restricted Stock Plan for Non-Employee Directors as amended and effective January 29, 2009; filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed December 22, 2008.
10.17*	Amendment to Restricted Stock Plan for Non-Employee Directors; filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.
10.18*	Form of Non-Qualified Stock Option Award Agreement with Mandatory Retirement Provisions; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2004.
10.19*	Form of Non-Qualified Stock Option Award Agreement without Mandatory Retirement Provisions; filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 5, 2004.
10.20*[1]	The Laclede Group 2006 Equity Incentive Plan, as amended effective February 1, 2012; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.21*[1]	The Laclede Group 2015 Equity Incentive Plan; filed as the Appendix to the Company’s Definitive Proxy Statement on Form DEF 14A filed December 19, 2014.
10.22*	The Company’s Form of Restricted Stock Award Agreement; filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.
10.23*	The Company’s Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009.

Exhibit Number	Description
10.24*	The Company’s Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011.
10.25*	The Company’s Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012.
10.26*
Note Purchase Agreement, dated August 3, 2012, by and among the Company and the Purchasers listed in Schedule A thereto; filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.27*[3]
Laclede Gas Cash Balance Supplemental Retirement Benefit Plan, effective as of January 1, 2009; filed as Exhibit 10.19 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.28*[3]
Amended and Restated Firm (Rate Schedule FT) Transportation Service Agreement between Laclede Energy Resources, Inc. and CenterPoint Energy Gas Transmission Company TSA #1006667; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

10.29*[3]
Amended and Restated Storage Service Agreement For Rate Schedule FSS, Contract #3147, dated July 30, 2013, between CenterPoint Energy-Mississippi River Transmission Corporation and Laclede Gas; filed as Exhibit 10.1 to Laclede Gas’ Current Report on Form 8-K filed August 2, 2013.

10.30*[3]
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3310, dated July 30, 2013, between CenterPoint Energy-Mississippi River Transmission Corporation and Laclede Gas; filed as Exhibit 10.2 to Laclede Gas’ Current Report on Form 8-K filed August 2, 2013.

10.31*[3]
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3311, dated July 30, 2013, between CenterPoint Energy-Mississippi River Transmission Corporation and Laclede Gas; filed as Exhibit 10.3 to Laclede Gas’ Current Report on Form 8-K filed August 2, 2013.

10.32*	Lease Agreement, dated January 21, 2014, between the Company, as Tenant, and Market 700, LLC, as Landlord; filed as Exhibit 10.1 to Spire Inc.’s Current Report on Form 8-K filed January 27, 2014.
10.33*[2]
Master Note Purchase Agreement, dated as of June 5, 2015, among Alagasco and certain institutional purchasers; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015.

10.34*[2]
Note Purchase Agreement, dated December 22, 2011, among Alagasco and the Purchasers thereto (the AIG purchasers) with respect to $25 million 3.86 percent Senior Notes due December 22, 2021, which was filed as Exhibit 10.1 to Alagasco’s Current Report on Form 8-K filed December 22, 2011.

10.35*[2]
Note Purchase Agreement, dated December 22, 2011, among Alagasco and the Purchasers thereto (the Prudential purchasers) with respect to $25 million 3.86 percent Senior Notes due December 22, 2021, which was filed as Exhibit 10.2 to Alagasco’s Current Report on Form 8-K filed December 22, 2011.

10.36*[2]
Service Agreement Under Rate Schedule CSS (No. SSNG1), between Southern Natural Gas Company and Alagasco, dated as of September 1, 2005, which was filed as Exhibit 10(a) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.37*[2]
Amended Exhibit A, effective January 15, 2014, to Service Agreement Under Rate Schedule CSS (No. SSNG1) between Southern Natural Gas Company and Alagasco dated September 1, 2005 which was filed as Exhibit 10(g) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.38*[2]
Firm Transportation Service Agreement Under Rate Schedule FT and/or FT-NN (No. FSNG1), between Southern Natural Gas Company and Alagasco dated as of September 1, 2005, which was filed as Exhibit 10(b) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.39*[2]
Amended Exhibit A, effective October 1, 2013, to Firm Transportation Service Agreement (No. FSNG1) between Southern Natural Gas Company and Alagasco, which was filed as Exhibit 10(i) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.40*[2]
Amended Exhibit B, effective November 1, 2013, to Firm Transportation Service Agreement (No. FSNG1) between Southern Natural Gas Company and Alagasco, which was filed as Exhibit 10(j) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.41*[2]
Form of Service Agreement Under Rate Schedule IT (No. 790420), between Southern Natural Gas Company and Alagasco, which was filed as Exhibit 10(b) to Alagasco’s Annual Report on Form 10-K for the year ended September 30, 1993.

Exhibit Number	Description
10.42*[2]
Service Agreement between Transcontinental Gas Pipeline Corporation and Transco Energy Marketing Company as Agent for Alagasco, dated August 1, 1991 which was filed as Exhibit 10(e) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.43*[2]
Amendment to Service Agreement between Transcontinental Gas Pipeline Corporation and Alagasco, dated December 2, 2005, which was filed as Exhibit 10(e) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.44*[1]	The Laclede Group, Inc. Annual Incentive Plan, as Amended, filed as Appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed December 18, 2015.
10.45*[1]	The Laclede Group, Inc. Deferred Income Plan, as Amended and Restated as of January 1, 2016, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2015.
10.46*2 3
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

10.47*
Commercial Paper Dealer Agreement, dated December 21, 2016, between Spire Inc. and Wells Fargo Securities, LLC; filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016.

10.48*
Commercial Paper Dealer Agreement, dated December 21, 2016, between Spire Inc. and Credit Suisse Securities (USA) LLC; filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016.

10.49*
Engagement Agreement, dated December 21, 2016, between Spire Inc. and L. Craig Dowdy; filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016.

10.50*†[3]
Precedent Agreement dated as of January 25, 2017, between Laclede Gas Company and Spire STL Pipeline LLC; filed as Exhibit 10.1 to Laclede Gas’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017.

10.51*[3]
Amendment to Precedent Agreement dated as of April 17, 2017, between Laclede Gas Company and Spire STL Pipeline LLC; filed as Exhibit 10.2 to Laclede Gas’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017.

10.52*	Spire Inc. Executive Severance Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 2, 2017.
10.53[1]	Amendment 1 to The Laclede Group Annual Incentive Plan effective January 1, 2018.
10.54[1]	Amendment 1 to The Laclede Group 2015 Equity Incentive Plan effective January 1, 2018.
10.55	Amendment 1 to Spire Inc. Executive Severance Plan effective January 1, 2018.
10.56[1]	Amendment 1 to The Laclede Group 2011 Management Continuity Protection Plan effective January 18, 2018.
10.57	Amendment 2 to Spire Inc. Deferred Income Plan effective January 1, 2018.
12.1	Computation of Ratio of Earnings to Fixed Charges of the Company.
12.2	Computation of Ratio of Earnings to Fixed Charges of Spire Missouri Inc.
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm of the Company.
23.2[3]	Consent of Independent Registered Public Accounting Firm of Spire Missouri Inc.
23.3[2]	Consent of Independent Registered Public Accounting Firm of Spire Alabama Inc.
31.1	Certifications under Rule 13a-14(a) of the CEO and CFO of the Company.
31.2[3]	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Missouri Inc.
31.3[2]	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Alabama Inc.
32.1	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of the Company.
32.2[3]	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Missouri Inc.

Exhibit Number	Description
32.3[2]	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Alabama Inc.
101.INS(×)	XBRL Instance Document.
101.SCH(×)	XBRL Taxonomy Extension Schema.
101.CAL(×)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(×)	XBRL Taxonomy Definition Linkbase.
101.LAB(×)	XBRL Taxonomy Extension Labels Linkbase.
101.PRE(×)	XBRL Taxonomy Extension Presentation Linkbase.

(×)
Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Consolidated Statements of Income and Statements of Income for the years ended September 30, 2017, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income and Statements of Comprehensive Income for the years ended September 30, 2017, 2016, and 2015; (iv) Consolidated Statements of Common Shareholders’ Equity and Statements of Common Shareholder’s Equity for the years ended September 30, 2017, 2016, and 2015; (v) Consolidated Statements of Cash Flows and Statements of Cash Flows for the years ended September 30, 2017, 2016, and 2015; (vi) Consolidated Balance Sheets and Balance Sheets at September 30, 2017 and 2016; (vii) Consolidated Statements of Capitalization and Statements of Capitalization at September 30, 2017 and 2016; and (viii) Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

*	Incorporated herein by reference and made a part hereof. Spire Inc. File No. 1-16681. Spire Missouri Inc. File No. 1-1822. Spire Alabama Inc. File No. 2-38960.

†	Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.

[1]	The Laclede Group, Inc. changed its name to Spire Inc. effective April 28, 2016.

[2]	Alabama Gas Corporation (Alagasco) changed its name to Spire Alabama Inc. effective September 1, 2017.

[3]	Laclede Gas Company changed its name to Spire Missouri Inc. effective August 30, 2017.

[4]	Laclede Energy Resources, Inc. changed its name to Spire Marketing Inc. effective December 12, 2016.
Bold items reflect management, contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRE INC.

Date	November 15, 2017	By	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 15, 2017	/s/ Suzanne Sitherwood	Director, President and Chief Executive Officer
	Suzanne Sitherwood	(Principal Executive Officer)

November 15, 2017	/s/ Steven P. Rasche	Executive Vice President and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 15, 2017	/s/ Edward L. Glotzbach	Chairman of the Board
Edward L. Glotzbach

November 15, 2017	/s/ Mark A. Borer	Director
Mark A. Borer

November 15, 2017	/s/ Maria V. Fogarty	Director
Maria V. Fogarty

November 15, 2017	/s/ Rob L. Jones	Director
Rob L. Jones

November 15, 2017	/s/ Brenda D. Newberry	Director
Brenda D. Newberry

November 15, 2017	/s/ John P. Stupp, Jr.	Director
John P. Stupp, Jr.

November 15, 2017	/s/ Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRE MISSOURI INC.

Date	November 15, 2017	By	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 15, 2017	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 15, 2017	/s/ Steven P. Rasche	Director and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 15, 2017	/s/ Steven L. Lindsey	Director, President and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 15, 2017	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 15, 2017	/s/ Scott B. Carter	Director
Scott B. Carter

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRE ALABAMA INC.

Date	November 15, 2017	By	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 15, 2017	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 15, 2017	/s/ Steven P. Rasche	Director and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 15, 2017	/s/ Steven L. Lindsey	Director and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 15, 2017	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 15, 2017	/s/ Scott B. Carter	Director
Scott B. Carter