Form 10-Q
period 2017-12-31
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2018-02-01
CIK 1126956, 3146, 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 2101 6th Avenue North Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	[ ]
Spire Missouri Inc.	[ ]
Spire Alabama Inc.	[ ]

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes [ ]	No [ X ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]

The number of shares outstanding of each registrant’s common stock as of January 29, 2018, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	48,344,121
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

Spire Missouri Inc. and Spire Alabama Inc. meet the conditions set forth in General Instructions H(1)(a) and (b) to Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instructions H(2) to Form 10-Q.

This combined Form 10-Q represents separate filings by Spire Inc., Spire Missouri Inc., and Spire Alabama Inc. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants, except that information relating to Spire Missouri Inc. and Spire Alabama Inc. are also attributed to Spire Inc.

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

APSC	Alabama Public Service Commission	O&M	Operation and maintenance expense
ASC	Accounting Standards Codification	PGA	Purchased Gas Adjustment
ASU	Accounting Standards Update	PRP	Potentially responsible party
Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	RSE	Rate Stabilization and Equalization
EPS	Earnings per share	SEC	US Securities and Exchange Commission
FASB	Financial Accounting Standards Board	Spire	Spire Inc.
FERC	Federal Energy Regulatory Commission	Spire Alabama	Spire Alabama Inc.
GAAP	Accounting principles generally accepted in the United States of America	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi
Gas Marketing	Segment including Spire Marketing, which is engaged in the non-regulated marketing of natural gas and related activities	Spire Gulf	Spire Gulf Inc.
Gas Utility	Segment including the regulated operations of the Utilities	Spire Marketing	Spire Marketing Inc.
GSA	Gas Supply Adjustment	Spire Mississippi	Spire Mississippi Inc.
ISRS	Infrastructure System Replacement Surcharge	Spire Missouri	Spire Missouri Inc.
Missouri Utilities	Spire Missouri, including Spire Missouri East and Spire Missouri West, the utilities serving the Missouri region	Spire Missouri East	Spire Missouri’s eastern service territory
MMBtu	Million British thermal units	Spire Missouri West	Spire Missouri’s western service territory
MoPSC	Missouri Public Service Commission	TCJA	The Tax Cuts and Jobs Act of 2017
MSPSC	Mississippi Public Service Commission	US	United States
NYSE	New York Stock Exchange	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth

PART I. FINANCIAL INFORMATION
The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (Spire or the Company), Spire Missouri Inc. (Spire Missouri or Missouri Utilities) and Spire Alabama Inc. (Spire Alabama) — without audit, pursuant to the rules and regulations of the US Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrants’ combined Form 10-K for the fiscal year ended September 30, 2017.
The Financial Information in this Part I includes separate financial statements (i.e., balance sheets, statements of income and comprehensive income, statements of shareholders’ equity and statements of cash flows) for Spire, Spire Missouri and Spire Alabama. The Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations are also included and presented herein on a combined basis for Spire, Spire Missouri and Spire Alabama.

Item 1. Financial Statements

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In millions, except per share amounts)	2017	2016
Operating Revenues:
Gas Utility	$541.9	$472.3
Gas Marketing and other	19.9	22.8
Total Operating Revenues	561.8	495.1
Operating Expenses:
Gas Utility
Natural and propane gas	240.8	193.8
Operation and maintenance	97.9	99.4
Depreciation and amortization	40.3	37.7
Taxes, other than income taxes	36.7	33.4
Total Gas Utility Operating Expenses	415.7	364.3
Gas Marketing and other	41.0	41.7
Total Operating Expenses	456.7	406.0
Operating Income	105.1	89.1
Other Income	2.2	0.5
Interest Charges:
Interest on long-term debt	20.7	19.1
Other interest charges	3.7	3.0
Total Interest Charges	24.4	22.1
Income Before Income Taxes	82.9	67.5
Income Tax (Benefit) Expense	(33.1)	22.3
Net Income	$116.0	$45.2

Weighted Average Number of Shares Outstanding:
Basic	48.2	45.5
Diluted	48.4	45.7
Basic Earnings Per Share	$2.40	$0.99
Diluted Earnings Per Share	$2.39	$0.99
Dividends Declared Per Share	$0.5625	$0.525

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2017	2016
Net Income	$116.0	$45.2
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gains arising during the period	0.1	11.5
Reclassification adjustment for (gains) losses included in net income	(0.4)	0.2
Net unrealized (losses) gains on cash flow hedging derivative instruments	(0.3)	11.7
Net gains on defined benefit pension and other postretirement plans	0.1	0.1
Net unrealized losses on available for sale securities	(0.1)	(0.1)
Other Comprehensive (Loss) Income, Before Tax	(0.3)	11.7
Income Tax (Benefit) Expense Related to Items of Other Comprehensive Income	(0.1)	4.3
Other Comprehensive (Loss) Income, Net of Tax	(0.2)	7.4
Comprehensive Income	$115.8	$52.6

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2017	2017	2016
ASSETS
Utility Plant	$5,351.7	$5,278.4	$4,893.2
Less: Accumulated depreciation and amortization	1,641.0	1,613.2	1,561.4
Net Utility Plant	3,710.7	3,665.2	3,331.8
Non-utility Property (net of accumulated depreciation and amortization of $8.6, $8.6 and $8.2 at December 31, 2017, September 30, 2017, and December 31, 2016, respectively)	105.3	52.0	19.7
Goodwill	1,171.6	1,171.6	1,161.4
Other Investments	66.3	64.2	61.9
Total Other Property and Investments	1,343.2	1,287.8	1,243.0
Current Assets:
Cash and cash equivalents	6.7	7.4	10.6
Accounts receivable:
Utility	333.6	140.5	310.4
Other	135.3	149.2	133.4
Allowance for doubtful accounts	(21.3)	(18.3)	(21.1)
Delayed customer billings	7.5	3.4	5.3
Inventories:
Natural gas	171.6	194.9	161.9
Propane gas	12.0	12.0	12.0
Materials and supplies	21.3	18.9	16.6
Natural gas receivable	3.5	1.9	8.4
Derivative instrument assets	4.7	5.9	18.7
Unamortized purchased gas adjustments	77.9	102.6	52.2
Other regulatory assets	71.4	72.9	82.3
Prepayments and other	28.3	34.2	24.9
Total Current Assets	852.5	725.5	815.6
Deferred Charges:
Regulatory assets	716.6	791.1	786.4
Other	78.1	77.1	133.3
Total Deferred Charges	794.7	868.2	919.7
Total Assets	$6,701.1	$6,546.7	$6,310.1

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	December 31,	September 30,	December 31,
	2017	2017	2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 70.0 million shares authorized; 48.3 million, 48.3 million and 45.7 million shares issued and outstanding at December 31, 2017, September 30, 2017 and December 31, 2016, respectively)	$48.3	$48.3	$45.7
Paid-in capital	1,324.9	1,325.6	1,175.7
Retained earnings	703.0	614.2	572.1
Accumulated other comprehensive income	3.0	3.2	3.2
Total Equity Attributable to Spire Shareholders	2,079.2	1,991.3	1,796.7
Noncontrolling interest	6.5	—	—
Total Equity	2,085.7	1,991.3	1,796.7
Long-term debt (less current portion)	2,030.0	1,995.0	1,821.3
Total Capitalization	4,115.7	3,986.3	3,618.0
Current Liabilities:
Current portion of long-term debt	105.5	100.0	250.0
Notes payable	583.6	477.3	506.4
Accounts payable	245.6	257.1	273.8
Advance customer billings	27.3	32.0	60.2
Wages and compensation accrued	29.6	38.7	29.6
Dividends payable	28.1	26.6	24.8
Customer deposits	35.9	34.9	35.7
Interest accrued	26.3	14.6	22.3
Taxes accrued	36.0	61.0	39.7
Unamortized purchased gas adjustments	1.0	1.0	1.4
Other regulatory liabilities	20.5	21.6	42.8
Other	71.9	33.1	55.5
Total Current Liabilities	1,211.3	1,097.9	1,342.2
Deferred Credits and Other Liabilities:
Deferred income taxes	441.0	707.5	636.5
Pension and postretirement benefit costs	233.6	237.4	296.3
Asset retirement obligations	299.7	296.6	208.7
Regulatory liabilities	335.1	157.2	132.1
Other	64.7	63.8	76.3
Total Deferred Credits and Other Liabilities	1,374.1	1,462.5	1,349.9
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$6,701.1	$6,546.7	$6,310.1

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*	Total Equity Attributable to Spire Shareholders	Noncon- trolling Interest	Total
(Dollars in millions)	Shares	Par
Balance at September 30, 2016	45,650,642	$45.6	$1,175.9	$550.9	$(4.2)	$1,768.2	$—	$1,768.2
Net income	—	—	—	45.2	—	45.2	—	45.2
Dividend reinvestment plan	5,610	—	0.3	—	—	0.3	—	0.3
Stock-based compensation costs	—	—	1.7	—	—	1.7	—	1.7
Stock issued under stock-based compensation plans	110,136	0.1	(0.1)	—	—	—	—	—
Employee’s tax withholding for stock-based compensation	(33,615)	—	(2.1)	—	—	(2.1)	—	(2.1)
Dividends declared	—	—	—	(24.0)	—	(24.0)	—	(24.0)
Other comprehensive income, net of tax	—	—	—	—	7.4	7.4	—	7.4
Balance at December 31, 2016	45,732,773	$45.7	$1,175.7	$572.1	$3.2	$1,796.7	$—	$1,796.7

Balance at September 30, 2017	48,263,243	$48.3	$1,325.6	$614.2	$3.2	$1,991.3	$—	$1,991.3
Net income	—	—	—	116.0	—	116.0	—	116.0
Business combination	—	—	—	—	—	—	6.5	6.5
Dividend reinvestment plan	4,618	—	0.3	—	—	0.3	—	0.3
Stock-based compensation costs	—	—	1.9	—	—	1.9	—	1.9
Stock issued under stock-based compensation plans	105,434	0.1	(0.1)	—	—	—	—	—
Employee’s tax withholding for stock-based compensation	(33,581)	(0.1)	(2.8)	—	—	(2.9)	—	(2.9)
Dividends declared	—	—	—	(27.2)	—	(27.2)	—	(27.2)
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Balance at December 31, 2017	48,339,714	$48.3	$1,324.9	$703.0	$3.0	$2,079.2	$6.5	$2,085.7

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2017	2016
Operating Activities:
Net Income	$116.0	$45.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.4	37.8
Deferred income taxes and investment tax credits	(33.6)	22.1
Changes in assets and liabilities:
Accounts receivable	(176.7)	(186.8)
Unamortized purchased gas adjustments	34.6	5.1
Accounts payable	(2.1)	85.5
Delayed/advance customer billings – net	(8.7)	(13.7)
Taxes accrued	(25.0)	(16.9)
Inventories	20.9	11.8
Other assets and liabilities	50.3	18.5
Other	1.8	1.7
Net cash provided by operating activities	17.9	10.3
Investing Activities:
Capital expenditures	(110.8)	(89.3)
Business acquisitions	(16.0)	3.8
Other	0.1	(0.4)
Net cash used in investing activities	(126.7)	(85.9)
Financing Activities:
Issuance of long-term debt	30.0	—
Issuance of short-term debt – net	106.3	107.7
Issuance of common stock	0.3	0.1
Dividends paid	(25.8)	(22.8)
Other	(2.7)	(4.0)
Net cash provided by financing activities	108.1	81.0
Net (Decrease) Increase in Cash and Cash Equivalents	(0.7)	5.4
Cash and Cash Equivalents at Beginning of Period	7.4	5.2
Cash and Cash Equivalents at End of Period	$6.7	$10.6

Supplemental disclosure of cash (paid) refunded for:
Interest, net of amounts capitalized	$(13.3)	$(14.3)
Income taxes	—	(0.1)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2017	2016
Operating Revenues:
Utility	$392.3	$363.6
Total Operating Revenues	392.3	363.6
Operating Expenses:
Utility
Natural and propane gas	206.2	191.3
Operation and maintenance	60.3	60.5
Depreciation and amortization	24.8	22.7
Taxes, other than income taxes	26.2	24.6
Total Operating Expenses	317.5	299.1
Operating Income	74.8	64.5
Other Income	1.2	0.1
Interest Charges:
Interest on long-term debt	9.9	8.3
Other interest charges	1.7	1.4
Total Interest Charges	11.6	9.7
Income Before Income Taxes	64.4	54.9
Income Tax (Benefit) Expense	(25.0)	16.9
Net Income	$89.4	$38.0

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2017	2016
Net Income	$89.4	$38.0
Other Comprehensive Income, Net of Tax	—	0.2
Comprehensive Income	$89.4	$38.2

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2017	2017	2016
ASSETS
Utility Plant	$3,141.2	$3,091.8	$2,794.7
Less: Accumulated depreciation and amortization	696.1	681.6	646.4
Net Utility Plant	2,445.1	2,410.2	2,148.3
Goodwill	210.2	210.2	210.2
Other Property and Investments	60.1	59.4	57.1
Total Other Property and Investments	270.3	269.6	267.3
Current Assets:
Cash and cash equivalents	4.1	2.5	4.0
Accounts receivable:
Utility	238.3	101.7	221.0
Associated companies	7.3	3.3	5.3
Other	20.0	15.0	12.2
Allowance for doubtful accounts	(16.8)	(14.1)	(17.1)
Delayed customer billings	7.5	3.4	5.3
Inventories:
Natural gas	127.1	138.2	118.2
Propane gas	12.0	12.0	12.0
Materials and supplies	12.5	11.3	9.3
Derivative instrument assets	—	0.1	2.2
Unamortized purchased gas adjustments	38.5	57.4	33.8
Other regulatory assets	38.2	38.2	59.7
Prepayments and other	15.6	19.6	15.5
Total Current Assets	504.3	388.6	481.4
Deferred Charges:
Regulatory assets	484.1	557.8	543.4
Other	5.6	5.3	2.4
Total Deferred Charges	489.7	563.1	545.8
Total Assets	$3,709.4	$3,631.5	$3,442.8

SPIRE MISSOURI INC.
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	December 31,	September 30,	December 31,
	2017	2017	2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50,000,000 authorized; 24,577 shares issued and outstanding)	$757.3	$756.2	$753.1
Retained earnings	492.4	416.5	341.6
Accumulated other comprehensive loss	(1.7)	(1.7)	(1.6)
Total Equity	1,248.0	1,171.0	1,093.1
Long-term debt	874.1	873.9	804.3
Total Capitalization	2,122.1	2,044.9	1,897.4
Current Liabilities:
Current portion of long-term debt	100.0	100.0	—
Notes payable	—	—	312.9
Notes payable – associated companies	275.6	203.0	—
Accounts payable	73.5	89.9	104.3
Accounts payable – associated companies	8.9	5.4	9.4
Advance customer billings	10.5	13.3	38.8
Wages and compensation accrued	22.9	29.6	22.1
Dividends payable	13.5	—	14.7
Customer deposits	13.4	13.3	13.6
Interest accrued	11.6	8.0	9.5
Taxes accrued	12.3	34.1	16.4
Regulatory liabilities	2.7	2.7	2.7
Other	48.4	8.5	35.2
Total Current Liabilities	593.3	507.8	579.6
Deferred Credits and Other Liabilities:
Deferred income taxes	382.2	623.8	578.2
Pension and postretirement benefit costs	167.8	173.0	202.8
Asset retirement obligations	160.3	158.6	76.1
Regulatory liabilities	241.2	81.2	67.3
Other	42.5	42.2	41.4
Total Deferred Credits and Other Liabilities	994.0	1,078.8	965.8
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$3,709.4	$3,631.5	$3,442.8

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*
(Dollars in millions)	Shares	Par				Total
Balance at September 30, 2016	24,577	$0.1	$751.9	$318.3	$(1.8)	$1,068.5
Net income	—	—	—	38.0	—	38.0
Stock-based compensation costs	—	—	1.1	—	—	1.1
Dividends declared	—	—	—	(14.7)	—	(14.7)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at December 31, 2016	24,577	$0.1	$753.0	$341.6	$(1.6)	$1,093.1

Balance at September 30, 2017	24,577	$0.1	$756.1	$416.5	$(1.7)	$1,171.0
Net income	—	—	—	89.4	—	89.4
Stock-based compensation costs	—	—	1.1	—	—	1.1
Dividends declared	—	—	—	(13.5)	—	(13.5)
Balance at December 31, 2017	24,577	$0.1	$757.2	$492.4	$(1.7)	$1,248.0

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2017	2016
Operating Activities:
Net Income	$89.4	$38.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.8	22.7
Deferred income taxes and investment tax credits	(25.0)	16.9
Changes in assets and liabilities:
Accounts receivable	(143.0)	(136.0)
Unamortized purchased gas adjustments	28.8	17.2
Accounts payable	1.6	50.3
Delayed/advance customer billings – net	(6.9)	(14.0)
Taxes accrued	(21.7)	(12.6)
Inventories	9.9	9.0
Other assets and liabilities	40.7	16.7
Other	1.1	0.5
Net cash (used in) provided by operating activities	(0.3)	8.7
Investing Activities:
Capital expenditures	(70.5)	(61.2)
Other	(0.2)	0.1
Net cash used in investing activities	(70.7)	(61.1)
Financing Activities:
Issuance of short-term debt	—	69.2
Borrowings from Spire – net	72.6	—
Dividends paid	—	(14.0)
Other	—	(0.9)
Net cash provided by financing activities	72.6	54.3
Net Increase in Cash and Cash Equivalents	1.6	1.9
Cash and Cash Equivalents at Beginning of Period	2.5	2.1
Cash and Cash Equivalents at End of Period	$4.1	$4.0

Supplemental disclosure of cash (paid) refunded for:
Interest, net of amounts capitalized	$(7.6)	$(7.9)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2017	2016
Operating Revenues:
Utility	$120.8	$86.7
Total Operating Revenues	120.8	86.7
Operating Expenses:
Utility
Natural gas	49.0	16.8
Operation and maintenance	31.8	31.2
Depreciation and amortization	12.8	12.3
Taxes, other than income taxes	8.2	6.6
Total Operating Expenses	101.8	66.9
Operating Income	19.0	19.8
Other Income	0.4	0.4
Interest Charges:
Interest on long-term debt	2.9	2.8
Other interest charges	1.1	0.8
Total Interest Charges	4.0	3.6
Income Before Income Taxes	15.4	16.6
Income Tax Expense	65.0	6.3
Net (Loss) Income	$(49.6)	$10.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2017	2017	2016
ASSETS
Utility Plant	$1,858.5	$1,838.0	$1,750.2
Less: Accumulated depreciation and amortization	791.7	782.0	768.0
Net Utility Plant	1,066.8	1,056.0	982.2
Current Assets:
Cash and cash equivalents	—	0.1	—
Accounts receivable:
Utility	74.7	32.0	77.5
Associated companies	0.7	—	—
Other	6.6	6.2	6.1
Allowance for doubtful accounts	(2.6)	(2.6)	(2.4)
Inventories:
Natural gas	25.1	33.9	28.4
Materials and supplies	7.6	6.5	6.1
Unamortized purchased gas adjustments	39.4	45.2	17.1
Other regulatory assets	18.6	19.4	14.4
Prepayments and other	7.7	6.7	5.4
Total Current Assets	177.8	147.4	152.6
Deferred Charges:
Regulatory assets	197.4	197.0	229.5
Deferred income taxes	119.0	185.6	215.1
Other	57.4	57.0	61.8
Total Deferred Charges	373.8	439.6	506.4
Total Assets	$1,618.4	$1,643.0	$1,641.2

SPIRE ALABAMA INC.
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	December 31,	September 30,	December 31,
	2017	2017	2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$420.9	$420.9	$451.9
Retained earnings	389.4	446.5	419.0
Total Equity	810.3	867.4	870.9
Long-term debt	277.8	247.8	247.7
Total Capitalization	1,088.1	1,115.2	1,118.6
Current Liabilities:
Notes payable	—	—	102.5
Notes payable – associated companies	163.1	169.9	—
Accounts payable	55.0	44.4	48.7
Accounts payable – associated companies	3.8	1.6	1.9
Advance customer billings	16.8	18.6	21.4
Wages and compensation accrued	5.4	7.4	5.7
Customer deposits	18.7	17.9	18.8
Interest accrued	3.5	3.3	3.4
Taxes accrued	22.0	23.4	18.9
Regulatory liabilities	11.3	12.0	37.4
Other	2.4	2.9	5.0
Total Current Liabilities	302.0	301.4	263.7
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	51.5	50.2	75.6
Asset retirement obligations	129.7	128.4	121.4
Regulatory liabilities	39.0	39.6	40.6
Other	8.1	8.2	21.3
Total Deferred Credits and Other Liabilities	228.3	226.4	258.9
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$1,618.4	$1,643.0	$1,641.2

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings
(Dollars in millions)	Shares	Par			Total
Balance at September 30, 2016	1,972,052	$—	$451.9	$415.4	$867.3
Net income	—	—	—	10.3	10.3
Dividends declared	—	—	—	(6.7)	(6.7)
Balance at December 31, 2016	1,972,052	$—	$451.9	$419.0	$870.9

Balance at September 30, 2017	1,972,052	$—	$420.9	$446.5	$867.4
Net income	—	—	—	(49.6)	(49.6)
Dividends declared	—	—	—	(7.5)	(7.5)
Balance at December 31, 2017	1,972,052	$—	$420.9	$389.4	$810.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2017	2016
Operating Activities:
Net (Loss) Income	$(49.6)	$10.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.8	12.3
Deferred income taxes and investment tax credits	65.0	6.3
Changes in assets and liabilities:
Accounts receivable	(44.3)	(28.1)
Unamortized purchased gas adjustments	5.8	(11.5)
Accounts payable	14.9	17.0
Advance customer billings	(1.8)	0.3
Taxes accrued	(1.4)	(2.7)
Inventories	7.7	5.9
Other assets and liabilities	—	(1.1)
Other	—	0.3
Net cash provided by operating activities	9.1	9.0
Investing Activities:
Capital expenditures	(24.9)	(21.8)
Other	—	(0.6)
Net cash used in investing activities	(24.9)	(22.4)
Financing Activities:
Issuance of long-term debt	30.0	—
Issuance of short-term debt – net	—	20.5
Repayment of borrowings from Spire – net	(6.8)	—
Dividends paid	(7.5)	(6.7)
Other	—	(0.4)
Net cash provided by financing activities	15.7	13.4
Net Decrease in Cash and Cash Equivalents	(0.1)	—
Cash and Cash Equivalents at Beginning of Period	0.1	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash (paid) refunded for:
Interest, net of amounts capitalized	$(3.4)	$(3.1)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE INC., SPIRE MISSOURI INC. AND SPIRE ALABAMA INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in millions, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – These notes are an integral part of the accompanying unaudited financial statements of Spire Inc. (Spire or the Company), as well as Spire Missouri Inc. (Spire Missouri or the Missouri Utilities) and Spire Alabama Inc. (Spire Alabama). Spire Missouri and Spire Alabama are wholly owned subsidiaries of the Company. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth Inc. (Spire EnergySouth) are collectively referred to as the Utilities. The subsidiaries of Spire EnergySouth are Spire Gulf Inc. and Spire Mississippi Inc.
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Spire’s, Spire Missouri’s and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
The consolidated financial position, results of operations, and cash flows of Spire include the accounts of the Company and all its subsidiaries. Transactions and balances between consolidated entities have been eliminated from the consolidated financial statements of Spire. In compliance with GAAP, transactions between Spire Missouri and Spire Alabama and their affiliates, as well as intercompany balances on their balance sheets, have not been eliminated from their separate financial statements.
At the end of December 2017, a subsidiary of the Company acquired an 80% voting interest in Ryckman Creek Resources, LLC, which owns and operates a natural gas storage facility in Wyoming. The transaction was valued at $26.0, subject to customary post-closing adjustments, and was completed with $16.0 of cash and a $10.0 promissory note. A tentative purchase price allocation to the assets acquired and liabilities assumed is reflected in the Company’s consolidated balance sheet as of December 31, 2017. Management is evaluating the fair value accounting impacts, and any related adjustments will be recorded later this year. Results of operations will be included in the Company’s consolidated financial statements beginning in the second quarter of fiscal 2018; results since the acquisition in the first quarter were not material.
NATURE OF OPERATIONS – Spire Inc. (NYSE: SR), headquartered in St. Louis, Missouri, is a public utility holding company. The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings generation. The Gas Utility segment is comprised of the operations of: the Missouri Utilities, serving St. Louis and eastern Missouri (Spire Missouri East) and Kansas City and western Missouri (Spire Missouri West); Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving southern Alabama and south-central Mississippi. The Gas Marketing segment includes Spire’s primary non-utility business, Spire Marketing Inc. (Spire Marketing), which provides non-regulated natural gas services. The activities of other subsidiaries are reported as Other and are described in Note 9, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.
The Company’s earnings are primarily derived from its Gas Utility segment. Due to the seasonal nature of the Utilities’ business, earnings are typically concentrated during the heating season of November through April each fiscal year. As a result, the interim statements of income for Spire, Spire Missouri and Spire Alabama are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year.
REVENUE RECOGNITION – The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities, Spire Gulf and Spire Mississippi record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues for Spire Missouri at December 31, 2017, September 30, 2017, and December 31, 2016, were $116.2, $30.1, and $103.5, respectively.

Spire Alabama records natural gas distribution revenues in accordance with the tariff established by the Alabama Public Service Commission (APSC). Unbilled revenue is accrued in an amount equal to the related gas cost, as profit margin is not considered earned until billed. The amounts of accrued unbilled revenues for Spire Alabama at December 31, 2017, September 30, 2017, and December 31, 2016 were $13.2, $1.9, and $22.0, respectively.
Spire’s other subsidiaries, including Spire Marketing, record revenues when earned, either when the product is delivered or when services are performed.
In the course of its business, Spire Marketing enters into commitments associated with the purchase or sale of natural gas. Certain of their derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes. Under GAAP, revenues and expenses associated with trading activities are presented on a net basis in Gas Marketing Operating Revenues (or expenses, if negative) in the Condensed Consolidated Statements of Income. This net presentation has no effect on operating income or net income.
GROSS RECEIPTS AND SALES TAXES – Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Utilities and billed to their customers. The revenue and expense amounts are recorded gross in the “Operating Revenues” and “Taxes, other than income taxes” lines, respectively, in the statements of income. The following table presents gross receipts and sales taxes recorded as revenues:

	Three Months Ended December 31,
	2017	2016
Spire	$23.1	$19.4
Spire Missouri	16.2	14.1
Spire Alabama	5.6	4.2
REGULATED OPERATIONS – The Utilities account for their regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. This topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. In addition, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process.
As authorized by the Missouri Public Service Commission (MoPSC), Mississippi Public Service Commission (MSPSC) and APSC, the Purchased Gas Adjustment (PGA) clauses and Gas Supply Adjustment (GSA) riders allow the Utilities to pass through to customers the cost of purchased gas supplies. Regulatory assets and liabilities related to the PGA clauses and the GSA riders are both labeled Unamortized Purchased Gas Adjustments herein. See additional information about regulatory assets and liabilities in Note 3, Regulatory Matters.
TRANSACTIONS WITH AFFILIATES – Transactions between affiliates of the Company have been eliminated from the consolidated statements of Spire. Spire Missouri and Spire Alabama borrowed funds from the Company and incurred related interest, as reflected in their separate financial statements, and they participated in normal intercompany shared services transactions. In addition, Spire Missouri’s other transactions with affiliates included:

	Three Months Ended December 31,
	2017	2016
Purchases of natural gas from Spire Marketing	$22.3	$20.5
Sales of natural gas to Spire Marketing	0.1	3.6
Transportation services received from Spire NGL Inc.	0.3	0.3

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	December 31,	September 30,	December 31,
	2017	2017	2016
Spire	$31.8	$41.0	$15.3
Spire Missouri	15.2	28.9	6.8
Spire Alabama	7.0	9.4	5.6
NEW ACCOUNTING PRONOUNCEMENTS – In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. Under the new standard, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current guidance. ASU No. 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Existing alternative revenue program guidance, though excluded by the FASB in updating specific guidance associated with revenue from contracts with customers, was relocated without substantial modification to accounting guidance for rate-regulated entities. It will require separate presentation of such revenues in the statement of income. Entities have the option of using either a full retrospective or modified retrospective approach to adopting this guidance. In August 2015, the FASB issued ASU No. 2015-14, which made the guidance in ASU No. 2014-09 effective for fiscal years beginning after December 15, 2017, and interim periods within those years. In 2016 and 2017, the FASB issued related ASU Nos. 2016-08, 2016-10, 2016-11, 2016-12, 2016-20, and 2017-14, which further modified the standards for accounting for revenue. The Company, Spire Missouri and Spire Alabama have nearly completed their evaluation of their sources of revenue and related contracts, plan to adopt the new guidance in the first quarter of fiscal 2019 using the modified retrospective approach, and expect no material effect on their financial position, results of operations, or cash flows.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which provides revised guidance concerning certain matters involving the recognition, measurement, and disclosure of financial instruments. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Unrealized gains and losses on equity securities previously classified as available-for-sale will be recognized immediately in earnings rather than recorded in other comprehensive income. Entities will record a cumulative-effect adjustment as of the beginning of the fiscal year in which the guidance is adopted, which requires amounts reported in accumulated other comprehensive income for such equity securities to be reclassified to retained earnings. Based on an assessment of their current financial instruments, the Company, Spire Missouri and Spire Alabama expect to adopt this standard in the first quarter of fiscal 2019 with no material impact.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize a right-of-use asset and lease liability for almost all lease contracts based on the present value of lease payments. There is an exemption for short-term leases. The ASU provides new guidelines for identifying and classifying a lease, and classification affects the pattern and income statement line item for the related expense. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU No. 2018-01, issued in January 2018, clarifies the related transition and accounting for existing and new or modified land easements. The ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company, Spire Missouri and Spire Alabama are currently assessing the timing and impacts of adopting these standards, which must be adopted by the first quarter of fiscal 2020.
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

2. EARNINGS PER COMMON SHARE

	Three Months Ended December 31,
	2017	2016
Basic EPS:
Net Income	$116.0	$45.2
Less: Income allocated to participating securities	0.2	0.1
Net Income Available to Common Shareholders	$115.8	$45.1
Weighted Average Shares Outstanding (in millions)	48.2	45.5
Basic Earnings Per Share of Common Stock	$2.40	$0.99

Diluted EPS:
Net Income	$116.0	$45.2
Less: Income allocated to participating securities	0.2	0.1
Net Income Available to Common Shareholders	$115.8	$45.1
Weighted Average Shares Outstanding (in millions)	48.2	45.5
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.2	0.2
Weighted Average Diluted Shares (in millions)	48.4	45.7
Diluted Earnings Per Share of Common Stock	$2.39	$0.99

* Calculation excludes certain outstanding shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.3	0.4

3. REGULATORY MATTERS
As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities, including purchased gas adjustments, were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of December 31, 2017, September 30, 2017, and December 31, 2016.

	December 31,	September 30,	December 31,
Spire	2017	2017	2016
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$43.0	$42.2	$63.2
Unamortized purchased gas adjustments	77.9	102.6	52.2
Other	28.4	30.7	19.1
Total Current Regulatory Assets	149.3	175.5	134.5
Noncurrent:
Future income taxes due from customers	113.1	170.5	155.5
Pension and postretirement benefit costs	394.8	404.7	439.2
Cost of removal	123.9	123.3	131.6
Unamortized purchased gas adjustments	—	9.9	4.7
Energy efficiency	30.0	29.0	26.0
Other	54.8	53.7	29.4
Total Noncurrent Regulatory Assets	716.6	791.1	786.4
Total Regulatory Assets	$865.9	$966.6	$920.9
Regulatory Liabilities:
Current:
Rate Stabilization and Equalization (RSE) adjustment	$1.0	$1.4	$3.8
Unbilled service margin	—	—	22.0
Refundable negative salvage	7.9	8.2	9.0
Unamortized purchased gas adjustments	1.0	1.0	1.4
Other	11.6	12.0	8.0
Total Current Regulatory Liabilities	21.5	22.6	44.2
Noncurrent:
Deferred taxes due to customers	177.4	—	—
Pension and postretirement benefit costs	31.5	32.2	28.3
Refundable negative salvage	3.8	4.1	8.9
Accrued cost of removal	81.7	83.8	74.7
Other	40.7	37.1	20.2
Total Noncurrent Regulatory Liabilities	335.1	157.2	132.1
Total Regulatory Liabilities	$356.6	$179.8	$176.3

	December 31,	September 30,	December 31,
Spire Missouri	2017	2017	2016
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$34.9	$34.9	$56.3
Unamortized purchased gas adjustments	38.5	57.4	33.8
Other	3.3	3.3	3.4
Total Current Regulatory Assets	76.7	95.6	93.5
Noncurrent:
Future income taxes due from customers	113.1	170.5	155.5
Pension and postretirement benefit costs	315.8	322.7	333.3
Unamortized purchased gas adjustments	—	9.9	4.7
Energy efficiency	30.0	29.0	26.0
Other	25.2	25.7	23.9
Total Noncurrent Regulatory Assets	484.1	557.8	543.4
Total Regulatory Assets	$560.8	$653.4	$636.9
Regulatory Liabilities:
Current:
Other	$2.7	$2.7	$2.7
Total Current Regulatory Liabilities	2.7	2.7	2.7
Noncurrent:
Deferred taxes due to customers	159.2	—	—
Accrued cost of removal	52.0	54.5	54.8
Other	30.0	26.7	12.5
Total Noncurrent Regulatory Liabilities	241.2	81.2	67.3
Total Regulatory Liabilities	$243.9	$83.9	$70.0

	December 31,	September 30,	December 31,
Spire Alabama	2017	2017	2016
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$7.2	$7.2	$6.8
Unamortized purchased gas adjustments	39.4	45.2	17.1
Other	11.4	12.2	7.6
Total Current Regulatory Assets	58.0	64.6	31.5
Noncurrent:
Pension and postretirement benefit costs	70.8	72.6	96.8
Cost of removal	123.9	123.3	131.6
Other	2.7	1.1	1.1
Total Noncurrent Regulatory Assets	197.4	197.0	229.5
Total Regulatory Assets	$255.4	$261.6	$261.0
Regulatory Liabilities:
Current:
RSE adjustment	$1.0	$1.4	$3.8
Unbilled service margin	—	—	22.0
Refundable negative salvage	7.9	8.2	9.0
Other	2.4	2.4	2.6
Total Current Regulatory Liabilities	11.3	12.0	37.4
Noncurrent:
Pension and postretirement benefit costs	31.5	32.2	28.3
Refundable negative salvage	3.9	4.1	8.9
Other	3.6	3.3	3.4
Total Noncurrent Regulatory Liabilities	39.0	39.6	40.6
Total Regulatory Liabilities	$50.3	$51.6	$78.0
A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	Spire			Spire Missouri
	December 31,	September 30,	December 31,	December 31,	September 30,	December 31,
	2017	2017	2016	2017	2017	2016
Future income taxes due from customers	$113.1	$170.5	$155.5	$113.1	$170.5	$155.5
Pension and postretirement benefit costs	193.8	198.5	231.4	193.8	198.5	231.4
Other	11.2	11.3	12.2	11.2	11.3	12.2
Total Regulatory Assets Not Earning a Return	$318.1	$380.3	$399.1	$318.1	$380.3	$399.1
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

4. FINANCING ARRANGEMENTS AND LONG-TERM DEBT
On December 14, 2016, Spire, Spire Missouri and Spire Alabama entered into a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring December 14, 2021. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. The agreement contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on December 31, 2017, total debt was 57% of total capitalization for the consolidated Company, 50% for Spire Missouri, and 35% for Spire Alabama. There were no borrowings against this credit facility as of December 31, 2017, or September 30, 2017, but $193.5 as of December 31, 2016.
On December 21, 2016, Spire established a commercial paper program (Program) pursuant to which Spire may issue short-term, unsecured commercial paper notes (Notes). Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $975.0. The Notes may have maturities of up to 365 days from date of issue. As of December 31, 2017, Notes outstanding under the Program totaled $583.6. Of that amount, $275.6 and $163.1 were loaned to Spire Missouri and Spire Alabama, respectively, at Spire’s cost. Notes outstanding under the Program totaled $477.3 and $0.0 as of September 30, 2017, and December 31, 2016, respectively.
On December 1, 2017, Spire Alabama entered into the First Supplement to Master Note Purchase Agreement with certain institutional investors. Pursuant to the terms of that supplement, on December 1, 2017, Spire Alabama issued and sold $30.0 million in aggregate principal amount of its 4.02% Series 2017A Senior Notes due January 15, 2058, and on January 12, 2018, issued and sold $45.0 million aggregate principal amount of its 3.92% Series 2017B Senior Notes due January 15, 2048, to those institutional investors. The notes bear interest from the date of issuance, payable semi-annually on the 15th day of July and January of each year, commencing on July 15, 2018. The notes are senior unsecured obligations of Spire Alabama, rank equal in right to payment with all its other senior unsecured indebtedness, and have make-whole call options. Spire Alabama used the proceeds from the sale of the notes to repay short-term debt and for general corporate purposes.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of December 31, 2017, September 30, 2017, or December 31, 2016.
The carrying amounts of cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 6, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

Classification of Estimated Fair Value
Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire

As of December 31, 2017
Cash and cash equivalents	$6.7	$6.7	$6.7	$—
Short-term debt	583.6	583.6	—	583.6
Long-term debt, including current portion	2,135.5	2,280.1	—	2,280.1
As of September 30, 2017
Cash and cash equivalents	$7.4	$7.4	$7.4	$—
Short-term debt	477.3	477.3	—	477.3
Long-term debt, including current portion	2,095.0	2,210.3	—	2,210.3
As of December 31, 2016
Cash and cash equivalents	$10.6	$10.6	$10.6	$—
Short-term debt	506.4	506.4	—	506.4
Long-term debt, including current portion	2,071.3	2,258.1	—	2,258.1
Spire Missouri

As of December 31, 2017
Cash and cash equivalents	$4.1	$4.1	$4.1	$—
Short-term debt	275.6	275.6	—	275.6
Long-term debt, including current portion	974.1	1,068.6	—	1,068.6
As of September 30, 2017
Cash and cash equivalents	$2.5	$2.5	$2.5	$—
Short-term debt	203.0	203.0	—	203.0
Long-term debt, including current portion	973.9	1,056.9	—	1,056.9
As of December 31, 2016
Cash and cash equivalents	$4.0	$4.0	$4.0	$—
Short-term debt	312.9	312.9	—	312.9
Long-term debt	804.3	910.7	—	910.7
Spire Alabama

As of December 31, 2017
Cash and cash equivalents	$—	$—	$—	$—
Short-term debt	163.1	163.1	—	163.1
Long-term debt	277.8	303.5	—	303.5
As of September 30, 2017
Cash and cash equivalents	$0.1	$0.1	$0.1	$—
Short-term debt	169.9	169.9	—	169.9
Long-term debt	247.8	269.4	—	269.4
As of December 31, 2016
Cash and cash equivalents	$—	$—	$—	$—
Short-term debt	102.5	102.5	—	102.5
Long-term debt	247.7	269.3	—	269.3

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
Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets and derivative instruments with settlement dates more than one year into the future. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of December 31, 2017, September 30, 2017, and December 31, 2016, consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
The mutual funds are included in “Other Investments” on the Company’s balance sheets and in “Other Property and Investments” on Spire Missouri’s balance sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the balance sheets when a legally enforceable netting agreement exists between the Company, Spire Missouri, or Spire Alabama and the counterparty to a derivative contract.
Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2017
ASSETS
Gas Utility
US stock/bond mutual funds	$19.5	$4.0	$—	$—	$23.5
NYMEX/ICE natural gas contracts	0.5	—	—	(0.5)	—
Gas Marketing
NYMEX/ICE natural gas contracts	2.4	4.0	—	(6.1)	0.3
Natural gas commodity contracts	—	7.7	—	(4.3)	3.4
Total	$22.4	$15.7	$—	$(10.9)	$27.2
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$2.7	$—	$—	$(2.7)	$—
Gas Marketing
NYMEX/ICE natural gas contracts	1.1	5.9	—	(7.0)	—
Natural gas commodity contracts	—	8.9	0.4	(4.3)	5.0
Other
Interest rate swaps	—	0.8	—	—	0.8
Total	$3.8	$15.6	$0.4	$(14.0)	$5.8

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2017
ASSETS
Gas Utility:
US stock/bond mutual funds	$18.3	$4.1	$—	$—	$22.4
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
NYMEX gasoline and heating oil contracts	0.1	—	—	—	0.1
Gas Marketing:
NYMEX/ICE natural gas contracts	1.3	1.3	—	(2.1)	0.5
Natural gas commodity contracts	—	6.8	0.1	(1.2)	5.7
Total	$23.1	$12.2	$0.1	$(6.7)	$28.7
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	1.8	0.3	—	(2.1)	—
Natural gas commodity contracts	—	8.4	—	(1.2)	7.2
Other:
Interest rate swaps	—	0.9	—	—	0.9
Total	$3.7	$9.6	$—	$(5.2)	$8.1

As of December 31, 2016
ASSETS
Gas Utility:
US stock/bond mutual funds	$17.2	$4.0	$—	$—	$21.2
NYMEX/ICE natural gas contracts	8.8	—	—	(6.6)	2.2
NYMEX gasoline and heating oil contracts	0.7	—	—	—	0.7
Gas Marketing:
NYMEX/ICE natural gas contracts	0.7	4.5	—	(4.9)	0.3
Natural gas commodity contracts	—	9.8	—	(0.3)	9.5
Other:
Interest rate swaps	—	8.2	—	—	8.2
Total	$27.4	$26.5	$—	$(11.8)	$42.1
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.2	$—	$—	$(0.2)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	5.1	4.8	—	(9.9)	—
Natural gas commodity contracts	—	3.8	—	(0.3)	3.5
Total	$5.3	$8.6	$—	$(10.4)	$3.5

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2017
ASSETS
US stock/bond mutual funds	$19.5	$4.0	$—	$—	$23.5
NYMEX/ICE natural gas contracts	0.5	—	—	(0.5)	—
Total	$20.0	$4.0	$—	$(0.5)	$23.5
LIABILITIES
NYMEX/ICE natural gas contracts	$2.7	$—	$—	$(2.7)	$—
Total	$2.7	$—	$—	$(2.7)	$—

As of September 30, 2017
ASSETS
US stock/bond mutual funds	$18.3	$4.1	$—	$—	$22.4
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
NYMEX gasoline and heating oil contracts	0.1	—	—	—	0.1
Total	$21.8	$4.1	$—	$(3.4)	$22.5
LIABILITIES
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Total	$1.9	$—	$—	$(1.9)	$—

As of December 31, 2016
ASSETS
US stock/bond mutual funds	$17.2	$4.0	$—	$—	$21.2
NYMEX/ICE natural gas contracts	8.8	—	—	(6.6)	2.2
NYMEX gasoline and heating oil contracts	0.5	—	—	—	0.5
Total	$26.5	$4.0	$—	$(6.6)	$23.9
LIABILITIES
NYMEX/ICE natural gas contracts	$0.2	$—	$—	$(0.2)	$—
Total	$0.2	$—	$—	$(0.2)	$—
Spire Alabama
Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of December 31, 2017, Spire Alabama had no outstanding derivative contracts. As of September 30, 2017, and December 31, 2016, the fair value of related gasoline contracts was not significant.

7. CONCENTRATIONS OF CREDIT RISK
Other than in Spire Marketing, Spire has no significant concentrations of credit risk.
A significant portion of Spire Marketing’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, Spire Marketing may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry with whom it conducts both sales and purchases of natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in its accounts receivable attributable to energy producers and their marketing affiliates totaled $19.4 at December 31, 2017 ($15.3 reflecting netting arrangements). Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $47.5 at December 31, 2017 ($45.4 reflecting netting arrangements).
Spire Marketing also has concentrations of credit risk with certain individually significant counterparties and with pipeline companies associated with its natural gas receivable amounts. At December 31, 2017, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $26.7 ($23.9 reflecting netting arrangements). Three of these five counterparties are investment-grade rated companies. The remaining two counterparties are not rated, but are subsidiaries of investment-grade rated companies.

8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans
Spire and the Utilities maintain pension plans for their employees.
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

The net periodic pension cost included the following components:

	Three Months Ended December 31,
	2017	2016
Spire
Service cost – benefits earned during the period	$5.2	$5.3
Interest cost on projected benefit obligation	6.9	6.9
Expected return on plan assets	(9.7)	(9.9)
Amortization of prior service (credit) cost	(0.3)	0.2
Amortization of actuarial loss	3.1	3.4
Subtotal	5.2	5.9
Regulatory adjustment	4.3	4.6
Net pension cost	$9.5	$10.5

Spire Missouri
Service cost – benefits earned during the period	$3.3	$3.3
Interest cost on projected benefit obligation	4.9	4.8
Expected return on plan assets	(7.2)	(7.3)
Amortization of prior service cost	0.2	0.2
Amortization of actuarial loss	2.6	2.9
Subtotal	3.8	3.9
Regulatory adjustment	2.4	2.8
Net pension cost	$6.2	$6.7

Spire Alabama
Service cost – benefits earned during the period	$1.6	$1.6
Interest cost on projected benefit obligation	1.4	1.5
Expected return on plan assets	(1.7)	(1.8)
Amortization of prior service credit	(0.5)	—
Amortization of actuarial loss	0.5	0.5
Subtotal	1.3	1.8
Regulatory adjustment	1.7	1.6
Net pension cost	$3.0	$3.4
Pursuant to the provisions of the Missouri Utilities’ and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. In the quarter ended December 31, 2017, none of the plans of Spire Missouri or Spire Alabama met the criteria for settlement recognition.
The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2018 contributions to Spire Missouri’s pension plans through December 31, 2017, were $6.5 to the qualified trusts and none to non-qualified plans. There were no fiscal 2018 contributions to the Spire Alabama pension plans through December 31, 2017.
Contributions to the Missouri Utilities’ pension plans for the remainder of fiscal 2018 are anticipated to be $29.4 to the qualified trusts and $0.5 to the non-qualified plans. No contributions to Spire Alabama’s pension plans are expected to be required for the remainder of fiscal 2018.

Postretirement Benefits
Spire and the Utilities provide certain life insurance benefits at retirement. Spire Missouri plans provide for medical insurance after early retirement until age 65. For retirements prior to January 1, 2015, the Spire Missouri West plans provided medical insurance after retirement until death. The Spire Alabama plans provide medical insurance upon retirement until death for certain retirees depending on the type of employee and the date the employee was originally hired.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended December 31,
	2017	2016
Spire
Service cost – benefits earned during the period	$2.3	$2.8
Interest cost on accumulated postretirement benefit obligation	2.2	2.1
Expected return on plan assets	(3.5)	(3.4)
Amortization of actuarial loss	0.2	0.6
Subtotal	1.2	2.1
Regulatory adjustment	0.1	(0.8)
Net postretirement benefit cost	$1.3	$1.3

Spire Missouri
Service cost – benefits earned during the period	$2.2	$2.6
Interest cost on accumulated postretirement benefit obligation	1.8	1.7
Expected return on plan assets	(2.4)	(2.3)
Amortization of prior service cost	0.1	0.1
Amortization of actuarial loss	0.2	0.6
Subtotal	1.9	2.7
Regulatory adjustment	0.5	(0.4)
Net postretirement benefit cost	$2.4	$2.3

Spire Alabama
Service cost – benefits earned during the period	$—	$0.1
Interest cost on accumulated postretirement benefit obligation	0.4	0.4
Expected return on plan assets	(1.0)	(1.1)
Amortization of prior service credit	(0.1)	(0.1)
Subtotal	(0.7)	(0.7)
Regulatory adjustment	(0.4)	(0.4)
Net postretirement benefit income	$(1.1)	$(1.1)
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
The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through December 31, 2017, for the Missouri Utilities. Contributions to the postretirement plans for the remainder of fiscal year 2018 are anticipated to be $6.9 to the qualified trusts and $0.8 paid directly to participants from the Missouri Utilities’ funds. For Spire Alabama, there were no contributions to the postretirement plans during the first three months of fiscal 2018, and none are expected to be required for the remainder of the fiscal year.

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

•
Spire STL Pipeline LLC, a subsidiary of Spire planning construction and operation of a proposed 65-mile Federal Energy Regulatory Commission (FERC)-regulated pipeline to deliver natural gas into eastern Missouri; and

•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression and storage of natural gas, and risk management, among other activities.
Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Spire Missouri, sales of natural gas from Spire Missouri to Spire Marketing, propane transportation services provided by Spire NGL Inc. to Spire Missouri, and propane storage services provided by Spire Missouri to Spire NGL Inc.
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of net unrealized gains and losses and other timing differences associated with energy-related transactions, and excludes the after-tax impacts related to acquisition, divestiture, and restructuring activities. Net economic earnings also exclude the largely non-cash impact of the recently enacted federal Tax Cuts and Jobs Act, including related amounts that may be subject to regulatory treatment.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2017
Operating Revenues:
Revenues from external customers	$541.9	$19.6	$0.3	$—	$561.8
Intersegment revenues	0.1	—	2.5	(2.6)	—
Total Operating Revenues	542.0	19.6	2.8	(2.6)	561.8
Operating Expenses:
Gas Utility
Natural and propane gas	263.4	—	—	(22.6)	240.8
Operation and maintenance	99.8	—	—	(1.9)	97.9
Depreciation and amortization	40.3	—	—	—	40.3
Taxes, other than income taxes	36.7	—	—	—	36.7
Total Gas Utility Operating Expenses	440.2	—	—	(24.5)	415.7
Gas Marketing and Other	—	14.6	4.5	21.9	41.0
Total Operating Expenses	440.2	14.6	4.5	(2.6)	456.7
Operating Income (Loss)	$101.8	$5.0	$(1.7)	$—	$105.1
Net Economic Earnings (Loss)	$59.5	$3.6	$(5.2)	$—	$57.9

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2016
Operating Revenues:
Revenues from external customers	$472.3	$21.7	$1.1	$—	$495.1
Intersegment revenues	4.4	—	0.7	(5.1)	—
Total Operating Revenues	476.7	21.7	1.8	(5.1)	495.1
Operating Expenses:
Gas Utility
Natural and propane gas	214.5	—	—	(20.7)	193.8
Operation and maintenance	100.5	—	—	(1.1)	99.4
Depreciation and amortization	37.7	—	—	—	37.7
Taxes, other than income taxes	33.4	—	—	—	33.4
Total Gas Utility Operating Expenses	386.1	—	—	(21.8)	364.3
Gas Marketing and Other	—	23.0	2.0	16.7	41.7
Total Operating Expenses	386.1	23.0	2.0	(5.1)	406.0
Operating Income (Loss)	$90.6	$(1.3)	$(0.2)	$—	$89.1
Net Economic Earnings (Loss)	$51.8	$1.4	$(5.7)	$—	$47.5

The Company’s total assets by segment were as follows:

	December 31,	September 30,	December 31,
	2017	2017	2016
Total Assets:
Gas Utility	$5,611.7	$5,551.2	$5,375.6
Gas Marketing	233.5	246.2	225.0
Other	2,427.7	2,239.5	1,848.7
Eliminations	(1,571.8)	(1,490.2)	(1,139.2)
Total Assets	$6,701.1	$6,546.7	$6,310.1

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended December 31,
	2017	2016
Net Income	$116.0	$45.2
Adjustments, pre-tax:
Unrealized loss on energy-related derivative contracts	0.8	3.8
Lower of cost or market inventory adjustments	—	(0.1)
Realized gain on economic hedges prior to sale of the physical commodity	(0.1)	(0.1)
Acquisition, divestiture and restructuring activities	1.7	0.1
Income tax effect of adjustments	(0.6)	(1.4)
Effects of the Tax Cuts and Jobs Act	(59.9)	—
Net Economic Earnings	$57.9	$47.5

10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2031, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2017, are estimated at $1,121.2, $483.8, and $263.4 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.
Contingencies
The Company and the Utilities account for contingencies, including environmental liabilities, in accordance with accounting standards under the loss contingency guidance of ASC Topic 450, Contingencies, when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
In addition to matters noted below, the Company and the Utilities are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the consolidated statements of income, balance sheets, and statements of cash flows of the Company, Spire Missouri, or Spire Alabama. However, there is uncertainty in the valuation of pending claims and prediction of litigation results.
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
In the natural gas industry, many gas distribution companies have incurred environmental liabilities associated with sites they or their predecessor companies formerly owned or operated where manufactured gas operations took place. The Utilities each have former manufactured gas plant (MGP) operations in their respective service territories. To the extent costs are incurred associated with environmental remediation activities, the Utilities would request authority from their respective regulators to defer such costs (less any amounts received from insurance proceeds or as contributions from other potentially responsible parties (PRPs)) and collect them through future rates.
Spire
On June 14, 2017, Spire filed a lawsuit against Cellular South, Inc. d/b/a C-Spire in federal district court for the Southern District of Alabama, Civil Action 17-00266-KD-N, seeking a declaratory order that Spire’s SPIRE trademarks do not infringe upon Cellular South’s C-SPIRE trademarks, and that Spire is entitled to federal registration of its trademarks. In prior proceedings before the United States Patent and Trademark Office, Cellular South filed oppositions to Spire’s attempts to register the SPIRE name, the SPIRE logo and the SPIRE LOGO + HANDSHAKE trademarks. In answer to Spire’s lawsuit, Cellular South filed counterclaims alleging infringement and unfair business practices, and seeking a declaration of infringement and that SPIRE marks are not registrable by Spire. On September 11, 2017, a federal district court judge denied Cellular South’s motion for a temporary restraining order and an injunction that would have prohibited Spire from using the SPIRE trademarks in Alabama and Mississippi. After consultation with counsel, the Company does not believe that the final resolution of this matter will have a material impact on the Company’s financial condition or results of operations.
Since April 2012, a total of 14 lawsuits encompassing more than 1,600 plaintiffs have been filed against Spire Gulf in Mobile County Circuit Court alleging that in the first half of 2008, Spire Gulf spilled tert-butyl mercaptan, an odorant added to natural gas for safety reasons, in Eight Mile, Alabama. All of the lawsuits have been substantially settled, with the exception of 31 individuals who rejected their settlement offers and whose claims remain pending. Those remaining claims allege nuisance, fraud and negligence causes of actions, and seek unspecified compensatory and punitive damages. A claim has been made against the insurance carriers requesting reimbursement for costs accrued in respect to this spill, and a related receivable has been recorded. The Company does not expect potential liabilities that may arise from these lawsuits to have a material impact on its future financial condition or results of operations.

Spire Missouri
Spire Missouri has identified three former MGP sites in the city of St. Louis, Missouri (City) where costs have been incurred and claims have been asserted. Spire Missouri has enrolled two of the sites in the Missouri Department of Natural Resources (MDNR) Brownfields/Voluntary Cleanup Program (BVCP). The third site is the result of a relatively new claim assertion by the United States Environmental Protection Agency (EPA) and such claim is currently being investigated.
In conjunction with redevelopment of one of the sites, Spire Missouri and another former owner of the site entered into an agreement (Remediation Agreement) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the MDNR. The Remediation Agreement also provides for a release of Spire Missouri and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverage, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Spire Missouri and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The amount paid by Spire Missouri did not materially impact the financial condition, results of operations, or cash flows of the Company.
Spire Missouri has not owned the second site for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Spire Missouri that the MDNR had completed an investigation of the site. The Attorney General requested that Spire Missouri participate in the follow up investigations of the site. In a letter dated January 10, 2012, Spire Missouri stated that it would participate in future environmental response activities at the site in conjunction with other PRPs that are willing to contribute to such efforts in a meaningful and equitable fashion. Accordingly, Spire Missouri entered into a cost sharing agreement for remedial investigation with other PRPs. Pending MDNR approval, which has not occurred to date, the remedial investigation of the site will begin.
Additionally, in correspondence dated November 30, 2016, Region 7 of the EPA has asserted that Spire Missouri is liable under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) for alleged coal gas waste contamination at a third site in the northern portion of the City on which Spire Missouri operated a MGP. Spire Missouri has not owned or operated the site (also known as Station “B”) for over 70 years. Spire Missouri and the site owner have met with the EPA and reviewed its assertions. Both Spire Missouri and the site owner have notified EPA that the information and data provided by EPA to date does not rise to the level of documenting a threat to the public health or environment. As such, Spire Missouri is requesting more information from the EPA, some of which will also be utilized to identify other former owners and operators of the site that could be added as PRPs. To date, Spire Missouri has not received a response from the EPA.
Spire Missouri has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the MGP sites. While some of the insurers have denied coverage and reserved their rights, Spire Missouri continues to discuss potential reimbursements with them.
On March 10, 2015, Spire Missouri received a Section 104(e) information request under CERCLA from EPA Region 7 regarding the former Thompson Chemical/Superior Solvents site in the City. In turn, Spire Missouri issued a Freedom of Information Act (FOIA) request to the EPA on April 3, 2015, in an effort to identify the basis of the inquiry. The FOIA response from the EPA was received on July 15, 2015 and a response was provided to the EPA on August 15, 2015. Spire Missouri has received no further inquiry from the EPA regarding this matter.
In its western service area, Spire Missouri has seven owned MGP sites enrolled in the BVCP, including Joplin MGP #1, St. Joseph MGP #1, Kansas City Coal Gas Station B, Kansas City Station A Railroad area, Kansas City Coal Gas Station A North, Kansas City Coal Gas Station A South, and Independence MGP #2. Source removal has been conducted at all of the owned sites since 2003 with the exception of Joplin. On September 15, 2016, a request was made with the MDNR for a restrictive covenant use limitation with respect to Joplin. Remediation efforts at the seven sites are at various stages of completion, ranging from groundwater monitoring and sampling following source removal activities to the aforementioned request in respect to Joplin. As part of its participation in the BVCP, MGE communicates regularly with the MDNR with respect to its remediation efforts and monitoring activities at these sites. On May 11, 2015, MDNR approved the next phase of investigation at the Kansas City Station A North and Railroad areas.

To date, costs incurred for all Missouri Utilities’ MGP sites for investigation, remediation and monitoring these sites have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. The actual future costs that Spire Missouri may incur could be materially higher or lower depending upon several factors, including whether remediation actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and government regulations, the ultimate ability of other PRPs to pay, and any insurance recoveries.
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
Spire Alabama
On December 17, 2013, an incident occurred at a Housing Authority apartment complex in Birmingham, Alabama that resulted in one fatality, personal injuries and property damage. Spire Alabama cooperated with the National Transportation Safety Board (NTSB) which investigated the incident. The NTSB report of findings was issued on March 30, 2016 and no safety recommendations, fines, or penalties were contained therein. Spire Alabama has been named as a defendant in several lawsuits arising from the incident, some of which remain pending.
Spire Alabama is in the chain of title of nine former MGP sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. Spire Alabama does not foresee a probable or reasonably estimable loss associated with these sites. Spire Alabama and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial condition or results of operations.
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

11. INCOME TAXES
The Tax Cuts and Jobs Act (the TCJA) was signed into law on December 22, 2017, with an effective date of January 1, 2018, for substantially all of the provisions. This comprehensive act includes significant reform of the current income tax code including changes in the calculation for business entities and a reduction in the corporate federal income tax rate from 35% to 21%. The specific provisions related to regulated public utilities in the TCJA generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017, and the continuation of certain rate normalization requirements for accelerated depreciation benefits.
ASC Topic 740, Income Taxes requires that the effects of changes in tax laws be recognized in the period in which the new law is enacted, or the quarter ended December 31, 2017. It also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. For the Company’s regulated entities, the changes in deferred taxes related to the regulated operations are recorded as either an offset to or creation of a regulatory asset or liability and may be subject to refund to customers in future periods. The changes in deferred taxes that are not associated with rate making (including all changes for the Company’s unregulated operations) are recorded as adjustments to deferred tax expense.
The Company has recorded TCJA impacts and reflected those amounts in the December 31, 2017, financial statements. The amounts recorded are based on information known and reasonable estimates used as of the end of the quarter ended December 31, 2017, but are subject to change based on a number of factors, including further actions of regulators, the Company filing its tax returns for the year ended September 30, 2017, and completion of the Company’s interim and annual financial statements for the year ending September 30, 2018. The items recorded include the impact of the federal income tax rate reduction and the revaluation of the deferred tax assets and liabilities. The amounts recorded, which had no impact on cash flows for the quarter ended December 31, 2017, are presented in the table below.

	Spire	Spire Missouri	Spire Alabama
Adjustment to deferred tax assets	$—	$—	$(60.8)
Adjustment to deferred tax liabilities	(296.6)	(264.1)	—

Adjustment to deferred income tax expense	(59.9)	(43.9)	59.2

Adjustment to regulatory assets	(59.4)	(61.0)	1.6
Adjustment to regulatory liabilities	177.3	159.2	—
As indicated in Note 1, the Company’s regulated operations accounting for income taxes is impacted by ASC 980, Regulated Operations. Reductions in deferred income tax balances due to the reduction in the corporate income tax rate will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred taxes will be determined by state regulators. The Company is also addressing with state regulators the reduction of the corporate income tax rate in the current rates being charged to utility customers. The decrease in tax rate will result in an over-collection of income taxes from January 1, 2018, until the rates are reset. The Company anticipates recording an adjustment to future rates to account for this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts)
This section analyzes the financial condition and results of operations of Spire Inc. (Spire or the Company), Spire Missouri Inc. (Spire Missouri or the Missouri Utilities), and Spire Alabama Inc. (Spire Alabama). Spire Missouri, Spire Alabama, and Spire EnergySouth, Inc. (Spire EnergySouth) are wholly owned subsidiaries of the Company. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth, are collectively referred to as the Utilities. The subsidiaries of Spire EnergySouth are Spire Gulf Inc. (Spire Gulf) and Spire Mississippi Inc. (Spire Mississippi). This section includes management’s view of factors that affect the respective businesses of the Company, Spire Missouri, and Spire Alabama, explanations of financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company’s, Spire Missouri’s and Spire Alabama’s overall financial condition and liquidity.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Spire Missouri’s and Spire Alabama’s Condensed Financial Statements and the notes thereto.

RESULTS OF OPERATIONS
Overview
The Company has two reportable segments: Gas Utility and Gas Marketing. Spire’s earnings are primarily derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. The Gas Utility segment consists of the regulated businesses of Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth. Due to the seasonal nature of the Utilities’ business, earnings of Spire, Spire Missouri and Spire Alabama are typically concentrated during the heating season of November through April each fiscal year.
Gas Utility - Spire Missouri
Spire Missouri is Missouri’s largest natural gas distribution utility and is regulated by the Missouri Public Service Commission (MoPSC). Spire Missouri serves St. Louis and eastern Missouri through Spire Missouri East and serves Kansas City and western Missouri through Spire Missouri West. Spire Missouri delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The earnings of Spire Missouri are primarily generated by the sale of heating energy. The rate design for each service territory serves to lessen the impact of weather volatility on its customers during cold winters and stabilize Spire Missouri’s earnings.
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

•
Spire STL Pipeline LLC, a subsidiary of Spire planning construction and operation of a proposed 65-mile Federal Energy Regulatory Commission (FERC) regulated pipeline to deliver natural gas into eastern Missouri; and

•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression and storage of natural gas, and risk management, among other activities.

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
Non-GAAP Measures - Net Economic Earnings and Net Economic Earnings Per Share
Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions as well as acquisition, divestiture, and restructuring activities. These non-GAAP measures also exclude the largely non-cash impact of the recently enacted federal Tax Cuts and Jobs Act, including related amounts that may be subject to regulatory treatment.
The fair value and timing adjustments are made in instances where the accounting treatment differs from what management considers the economic substance of the underlying transaction, including the following:

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
Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. In addition, management excludes the impact related to certain acquisition, divestiture, and restructuring activities when evaluating on-going performance, and therefore excludes these impacts from net economic earnings. Similarly, net economic earnings per share excludes the impact, in the year of issuance, of shares issued to finance acquisitions. Management believes that this presentation provides a useful representation of operating performance by facilitating comparisons of year-over-year results. The definition and measurement of net economic earnings provided above is consistent with that used by management and the Board of Directors in assessing the Company’s, Spire Missouri’s and Spire Alabama’s performance as well as determining performance under the Company’s, Spire Missouri’s and Spire Alabama’s incentive compensation plans. Further, the Company believes this better enables an investor to view the Company’s, Spire Missouri’s and Spire Alabama’s performance in that period on a basis that would be comparable to prior periods.
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
Spire
Net Income and Net Economic Earnings
The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share**
Three Months Ended December 31, 2017
Net Income (GAAP)	$45.2	$3.5	$67.3	$116.0	$2.39
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	—	0.8	—	0.8	0.02
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.1)	—	(0.1)	—
Acquisition, divestiture and restructuring activities	—	—	1.7	1.7	0.04
Income tax effect of pre-tax adjustments*	—	(0.2)	(0.4)	(0.6)	(0.02)
Effects of the Tax Cuts and Jobs Act	14.3	(0.4)	(73.8)	(59.9)	(1.24)
Net Economic Earnings (Loss) (Non-GAAP)**	$59.5	$3.6	$(5.2)	$57.9	$1.19

Three Months Ended December 31, 2016
Net Income (Loss) (GAAP)	$51.7	$(0.8)	$(5.7)	$45.2	$0.99
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	—	3.8	—	3.8	0.08
Lower of cost or market inventory adjustments	—	(0.1)	—	(0.1)	—
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.1)	—	(0.1)	—
Acquisition, divestiture and restructuring activities	0.1	—	—	0.1	—
Income tax effect of pre-tax adjustments*	—	(1.4)	—	(1.4)	(0.03)
Net Economic Earnings (Loss) (Non-GAAP)**	$51.8	$1.4	$(5.7)	$47.5	$1.04

*	Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted EPS calculation.

Consolidated
Spire’s net income was $116.0 for the three months ended December 31, 2017, compared with $45.2 for the three months ended December 31, 2016. Basic and diluted earnings per share for the three months ended December 31, 2017, were $2.40 and $2.39, respectively, compared with basic and diluted earnings per share of $0.99, for the three months ended December 31, 2016. Net income increased $70.8, driven primarily by the $59.9 benefit resulting from the passage of the federal Tax Cuts and Jobs Act (the TCJA) in December 2017, which is further described in Note 11 to the Financial Statements in Item 1. Excluding this impact, net income reflects the impact of the return to near-normal weather patterns in the current year which benefited both the Gas Utility and Gas Marketing segments, partly offset by higher Other expenses. Spire’s net economic earnings were $57.9 ($1.19 per diluted share) for the three months ended December 31, 2017, an increase of $10.4 from the $47.5 ($1.04 per diluted share) reported for the same period last year. The principal drivers of the increase in net economic earnings were consistent with the drivers of income above. These impacts are described in further detail below.
Gas Utility
For the three months ended December 31, 2017, net economic earnings for the Gas Utility segment increased $7.7 from the first quarter last year, with all the Utilities showing improvement. As detailed below, the increase was driven by higher contribution margin due to the return of near-normal weather patterns, and higher Infrastructure System Replacement Surcharge (ISRS) at the Missouri Utilities, partly offset by higher depreciation and amortization expenses resulting from the continued infrastructure investment at all the Utilities.
Gas Marketing
For the three months ended December 31, 2017, net economic earnings for the Gas Marketing segment increased $2.2 compared with the first quarter last year. The segment benefited from increased value from regional basis differentials and storage optimization in the current year quarter versus the prior-year quarter.
Operating Revenues and Expenses and Contribution Margin
Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2017
Operating Income (Loss)	$101.8	$5.0	$(1.7)	$—	$105.1
Operation and maintenance expenses	99.8	1.6	4.3	(2.3)	103.4
Depreciation and amortization	40.3	—	0.1	—	40.4
Taxes, other than income taxes	36.7	—	—	—	36.7
Less: Gross receipts tax expense	(23.1)	—	—	—	(23.1)
Contribution Margin (Non-GAAP)	255.5	6.6	2.7	(2.3)	262.5
Natural and propane gas costs	263.4	13.0	0.1	(0.3)	276.2
Gross receipts tax expense	23.1	—	—	—	23.1
Operating Revenues	$542.0	$19.6	$2.8	$(2.6)	$561.8

Three Months Ended December 31, 2016
Operating Income (Loss)	$90.6	$(1.3)	$(0.2)	$—	$89.1
Operation and maintenance expenses	100.5	1.4	1.8	(1.2)	102.5
Depreciation and amortization	37.7	—	0.1	—	37.8
Taxes, other than income taxes	33.4	0.1	0.1	—	33.6
Less: Gross receipts tax expense	(19.0)	—	—	—	(19.0)
Contribution Margin (Non-GAAP)	243.2	0.2	1.8	(1.2)	244.0
Natural and propane gas costs	214.5	21.5	—	(3.9)	232.1
Gross receipts tax expense	19.0	—	—	—	19.0
Operating Revenues	$476.7	$21.7	$1.8	$(5.1)	$495.1

Consolidated
As shown in the table above, Spire reported an operating revenue increase 0f $66.7 for the three months ended December 31, 2017, compared with the same period last year, with the Gas Utility segment being the primary driver. Spire’s contribution margin increased $18.5 compared with last year due to a $12.3 increase in the Gas Utility segment due to improvements at all Utilities and a $6.4 increase from the Gas Marketing Segment. The increase in Gas Marketing contribution margin was attributable to regional basis differentials and higher storage optimization. Depreciation and amortization expenses were up in the Gas Utility segment, reflecting the higher overall capital investments across all utilities. Utilities operation and maintenance (O&M) expenses in the quarter were $0.7 lower than the prior-year quarter, as lower expenses for Spire Missouri and Spire EnergySouth more than offset the modest increase experienced by Spire Alabama. These fluctuations are described in more detail below.
Gas Utility
Operating Revenues – Gas Utility operating revenues for the three months ended December 31, 2017, were $542.0, or $65.3 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

Missouri Utilities and Spire Alabama – Weather/volumetric usage	$38.4
Missouri Utilities and Spire Alabama – Higher PGA/GSA gas cost recoveries	33.2
Missouri Utilities and Spire Alabama – Higher gross receipts taxes	3.5
Missouri Utilities – Higher ISRS	3.4
All other factors	3.6
Missouri Utilities – Off-system sales and capacity release	(16.8)
Total Variation	$65.3
As shown above, the increase was primarily attributable to higher volumetric usage, which was a function of the return of near-normal weather patterns experienced across all the Utilities’ service areas. Across all of the Utilities’ territories, temperatures were 1% warmer than normal this quarter versus 21% warmer than normal in the comparable prior year period. The higher gas cost recoveries at both Spire Missouri and Spire Alabama contributed $33.2 of the increase, while gross receipts taxes and Missouri ISRS charges contributed $3.5 and $3.4, respectively, to the revenue growth. These positive impacts were partly offset by a $16.8 reduction in lower off-system sales and capacity release at the Missouri Utilities.
Contribution Margin – Gas Utility contribution margin was $255.5 for the three months ended December 31, 2017, a $12.3 increase over the same period last year. The net increase was attributable to the following factors:

Utilities – Weather/volumetric usage	$7.9
Missouri Utilities – Higher ISRS	3.4
Missouri Utilities – Customer growth	0.3
All other factors	0.7
Total Variation	$12.3
As shown, the increase in contribution margin was primarily attributable to the return of near-normal weather patterns in the current year and the positive impacts of higher ISRS at the Missouri Utilities. The Missouri Utilities experienced colder weather this quarter with degree days 3% warmer than normal but 14% colder than the prior year. In the Spire Alabama territory, weather was 3% colder than normal this year and 40% colder than in the prior year.
Operating Expenses – Depreciation and amortization expenses for the three months ended December 31, 2017, increased $2.6 from last year, due to higher levels of capital expenditures by the Missouri Utilities and Spire Alabama. O&M expenses for the three months ended December 31, 2017, were $0.7 lower than the same period in the prior year, largely due to decreases at the Missouri Utilities and Spire EnergySouth more than offsetting the modest $0.6 increase at Spire Alabama.

Gas Marketing
Operating Revenues – Operating revenues decreased $2.1 versus the prior-year period as a result of higher total volume being offset by lower general pricing levels and the effect of changes in trading activities. Under GAAP, revenues associated with trading activities are presented net of related costs. Average pricing for the three months ended December 31, 2017, was approximately $2.742/MMBtu versus approximately $2.898/MMBtu for the quarter ended December 31, 2016.
Contribution Margin – Gas Marketing contribution margin during the three months ended December 31, 2017, increased $6.4 from the same period last year. The increase in contribution margin is primarily due to greater regional basis differentials (spreads) and increased storage optimization in the current-year quarter versus the prior year.
Interest Charges
Consolidated interest charges during the three months ended December 31, 2017, increased by $2.3 from the same period last year. The increase was primarily driven by Spire Missouri’s issuance of $170.0 in long-term debt in September 2017, marginally higher interest rates on the senior notes issued in March 2017 that were used to retire $250.0 of floating rate debt, and higher average levels of short-term borrowings in the current year quarter. For the three months ended December 31, 2017 and 2016, average short-term borrowings were $545.8 and $475.0, respectively, and the average interest rates on these borrowings were 1.6% and 1.1%, respectively.
Income Taxes
Consolidated income tax expense during the three months ended December 31, 2017, was $55.4 lower than during the prior-year quarter, primarily as a result of the TCJA enacted in December. The decrease in tax rates resulted in a $59.9 reduction in tax expense, which was only partly offset by the effects of higher pre-tax book income. The TCJA is further described in Note 11 to the Financial Statements in Item 1.
Spire Missouri

	Three Months Ended December 31,
	2017	2016
Operating Income	$74.8	$64.5
Operation and maintenance expenses	60.3	60.5
Depreciation and amortization	24.8	22.7
Taxes, other than income taxes	26.2	24.6
Less: Gross receipts tax expense	(16.2)	(14.1)
Contribution Margin (non-GAAP)	169.9	158.2
Natural and propane gas costs	206.2	191.3
Gross receipts tax expense	16.2	14.1
Operating Revenues	$392.3	$363.6
Net Income	$89.4	$38.0
Operating revenues for the three months ended December 31, 2017, increased $28.7 from the same period last year primarily due to $21.9 higher gas cost recoveries, $17.0 in volumetric/usage impacts resulting from the return of near-normal weather patterns that were only 3% warmer than normal, and a $3.4 increase in ISRS charges that was only partly offset by a $16.8 negative impact of lower off-system sales. Contribution margin for the three months ended December 31, 2017, increased $11.7 from the same period last year, largely due to the $7.3 increase attributable to volumes and the return of near-normal weather, a $3.4 increase in ISRS charges and $0.3 resulting from customer growth. O&M expenses for the three months ended December 31, 2017 decreased $0.2, largely attributable to lower maintenance expenses more than offsetting higher bad debts. Depreciation and amortization increased $2.1 in the current quarter versus the prior-year quarter due to higher capital investments. Excluding the impact of the TCJA (described in Note 11 to the Financial Statements in Item 1), net income for the three months ended December 31, 2017 increased $7.5 from the same period last year.

Temperatures in Spire Missouri’s service areas during the three months ended December 31, 2017, were 3% warmer than normal and 14% colder than the same period last year, resulting in higher usage on a year-over-year comparative basis. Further, temperatures versus normal (the basis of Spire Missouri’ rate design) resulted in margins returning closer to historical norms. The Missouri Utilities’ total system therms sold and transported were 526.4 million for the three months ended December 31, 2017, compared with 484.4 million for the same period last year. Total off-system therms sold and transported were 30.6 million for the three months ended December 31, 2017, compared with 85.8 million for the same period last year, as current year increased system demand of 9% reduced therm availability for off-system sales.
Spire Alabama

	Three Months Ended December 31,
	2017	2016
Operating Income	$19.0	$19.8
Operation and maintenance expenses	31.8	31.2
Depreciation and amortization	12.8	12.3
Taxes, other than income taxes	8.2	6.6
Less: Gross receipts tax expense	(5.6)	(4.2)
Contribution Margin (Non-GAAP)	66.2	65.7
Natural and propane gas costs	49.0	16.8
Gross receipts tax expense	5.6	4.2
Operating Revenues	$120.8	$86.7
Net (Loss) Income	$(49.6)	$10.3
Operating revenues for the three months ended December 31, 2017, increased $34.1 from the same period last year. The change was principally driven by a $21.4 increase related to volumes and weather, combined with an $11.3 increase in gas cost recoveries versus the prior year. Contribution margin increased $0.5, primarily due to the net increase to the volumetric/weather impact. Depreciation and amortization expenses for the three months ended December 31, 2017, were $0.5 higher than the same period last year, the result of continued infrastructure investment. O&M expenses were $0.6 higher, primarily due to higher bad debts and customer installation costs only being partly offset by lower maintenance expenses. Excluding the impact of the TCJA (described in Note 11 to the Financial Statements in Item 1), net income during the three months ended December 31, 2017 decreased $0.7 versus the same period last year.
Temperatures in Spire Alabama’s service area during the three months ended December 31, 2017, were 3% below normal and 40% colder than a year ago. Spire Alabama’s total system therms sold and transported were 237.4 million for the three months ended December 31, 2017, compared with 221.5 million for the same period last year.

REGULATORY AND OTHER MATTERS
Please see the Environmental Matters section for information relative to environmental matters. Spire, Spire Missouri and Spire Alabama are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcomes of these matters will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company, Spire Missouri or Spire Alabama.

Spire Missouri
On September 30, 2016, Spire Missouri filed to increase its ISRS revenues by $5.0 for Spire Missouri East and $3.4 for Spire Missouri West, related to ISRS investments from March 2016 through October 2016. On November 29, 2016, MoPSC staff recommended $4.5 and $3.4 for Spire Missouri East and Spire Missouri West, respectively, based on updated filings. On January 3, 2017, the MoPSC held a hearing to decide two issues raised by the Missouri Office of the Public Counsel (OPC) pertaining to the ISRS eligibility of hydrostatic testing done by Spire Missouri West and of the replacement of cast iron main interspersed with portions of plastic pipe. On January 18, 2017, the MoPSC found in favor of the Missouri Utilities on the interspersed plastics issue, but against Spire Missouri West on hydrostatic testing, and issued an order setting the ISRS increases at $4.5 and $3.2 for Spire Missouri East and Spire Missouri West, respectively. Rates were effective January 28, 2017. On March 3, 2017, the OPC filed an appeal to Missouri’s Western District Court of Appeals of the MoPSC’s decision permitting Spire Missouri to include in the ISRS the replacement of cast iron main interspersed with plastic pipe. On November 21, 2017, the Western District reversed the MoPSC’s decision on the plastics issue and remanded the case to the MoPSC for further proceedings. On January 3, 2018, Spire Missouri and the MoPSC applied for transfer of the case to the Missouri Supreme Court.
On February 3, 2017, Spire Missouri filed to increase its ISRS revenues, by $3.3 for Spire Missouri East and $2.9 for Spire Missouri West, related to ISRS investments from November 2016 through February 2017. Following the submission of updated information, on April 4, 2017, MoPSC staff submitted its recommendation for an increase in rates of approximately $3.0 each, for a cumulative total of $32.6 and $16.4 for Spire Missouri East and Spire Missouri West, respectively. On that same date, the OPC again raised an objection to the ISRS eligibility of replacing cast iron main interspersed with portions of plastic. On April 18, 2017, the parties filed with the MoPSC a unanimous stipulation and agreement proposing to apply the judicial outcome of the OPC’s March 2017 appeal on the plastics issue to both the ISRS cases on appeal and the current ISRS cases. The agreement was approved by the MoPSC on April 26, 2017. ISRS rates for each of the two service territories were increased by the MoPSC staff-recommended amounts, effective June 1, 2017.
On April 11, 2017, both Spire Missouri East and Spire Missouri West filed for a general rate case. The request for Spire Missouri East represents a net rate increase of $25.5. With the $32.6 already being billed in ISRS, the total base rate increase request was $58.1. Spire Missouri West’s request represents a net rate increase of $34.0. With the $16.4 already being billed in ISRS, the total base rate increase request was $50.4. The rates were premised upon a 10.35% return on equity and the details of the filing can be found in MoPSC case numbers GR-2017-0215 and GR-2017-0216 for Spire Missouri East and Spire Missouri West, respectively. Following our initial filing, other parties to the case have filed their testimonies. During December 2017 and January 2018, all parties to the case were involved in evidentiary hearings, filings of briefs and answering remaining data requests including those related to the impacts of tax reform as noted below. A decision by the MoPSC is expected by mid-February, and new rates will likely go into effect in March.
On January 18, 2018, the MoPSC issued an order directing Spire Missouri and the MoPSC Staff to file information regarding adjustments to Spire Missouri’s rates needed to reflect the impact of tax reform under the TCJA. Spire Missouri made its filing on January 22 and the Staff made a reply filing on January 25. A hearing has been set for February 5.
Spire Alabama
Spire Alabama is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Effective January 1, 2014, Spire Alabama’s allowed range of return on average common equity is 10.5% to 10.95% with an adjusting point of 10.8%. Spire Alabama is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Spire Alabama’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. The RSE reduction for the September 30, 2017 quarterly point of test was $2.7 to bring the expected rate of return on average common equity at the end of the year to within the allowed range of return, effective December 1, 2017. As part of the annual update for RSE, on November 30, 2017, Spire Alabama filed an increase for rate year 2018 of $8.5, which also became effective December 1, 2017.
The inflation-based Cost Control Measure (CCM), established by the APSC, allows for annual increases to O&M expense. As of September 30, 2017, Spire Alabama recorded a CCM benefit of $10.7 for rate year 2017, which was reflected in rates effective December 1, 2017.

On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability recorded for Spire Alabama. Refunds from such negative salvage liability are being passed back to eligible customers on a declining basis through lower tariff rates through rate year 2019 pursuant to the terms of the Negative Salvage Rebalancing (NSR) rider. The total amount refundable to customers is subject to adjustments over the remaining period for charges made to the Enhanced Stability Reserve and other APSC-approved charges. The refunds are due to a re-estimation of future removal costs provided for through the prior depreciation rates. As of September 30, 2017, $12.3 remained to be refunded to customers. The NSR pass back for fiscal 2018 is $8.2 and is being reflected in rates effective December 1, 2017, through March 31, 2018.
Spire Alabama is currently working with the APSC to assess the impact of the TCJA and has filed for a rate decrease effective February 1, 2018.
Spire
In July 2016, the proposed project of Spire STL Pipeline LLC, a wholly owned subsidiary of Spire, was accepted into the pre-filing process at the FERC. The proposal outlined the plan to build, own, operate, and maintain a pipeline interconnecting with the Rockies Express pipeline to deliver natural gas to the St. Louis, Missouri area. As an interstate project, the Spire STL Pipeline is being reviewed for siting and permitting by the FERC, which is the lead agency for other federal, state, and local permitting authorities. In January 2017, Spire submitted an application with the FERC requesting issuance of a certificate of convenience and necessity authorizing it to construct, own, and operate an interstate pipeline. In April 2017, Spire STL Pipeline filed an amended certificate application to adjust the preferred route to include a new six-mile segment rather than an existing line, offering a number of benefits including eliminating potential supply disruption risk for Spire Missouri during construction, eliminating uncertainty regarding upgrade costs, and reducing long-term integrity management costs. Several parties have filed interventions and comments regarding the Spire STL Pipeline project. The Company is monitoring these closely and has responded where appropriate. In its Environmental Assessment issued on September 29, 2017, the FERC concluded that approval of the Spire STL Pipeline, with appropriate mitigating measures, would not constitute a major federal action significantly affecting the quality of the human environment. Spire anticipates the FERC will deliver a Final Order early in calendar year 2018.

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Spire Missouri’s, and Spire Alabama’s Annual Reports on Form 10-K for the fiscal year ended September 30, 2017, and include regulatory accounting, goodwill, and employee benefits and postretirement obligations. There were no significant changes to these critical accounting estimates during the three months ended December 31, 2017.
For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
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

	Three Months Ended December 31,
Cash Flow Summary	2017	2016
Net cash provided by operating activities	$17.9	$10.3
Net cash used in investing activities	(126.7)	(85.9)
Net cash provided by financing activities	108.1	81.0
For the three months ended December 31, 2017, net cash provided by operating activities increased $7.6 from the corresponding period of fiscal 2017. The change was primarily due to the increase in net income, as adjusted for the non-cash impact of deferred taxes. The change was also affected by fluctuations in working capital as mentioned above.
For the three months ended December 31, 2017, net cash used in investing activities was $40.8 more than for the same period in the prior year, driven by a $21.5 increase in capital expenditures and a $19.8 change in acquisition activity. The higher spending to this point in the fiscal year is consistent with the Company’s capital expenditure expectations and reflects progress on the Spire STL Pipeline project, as well as investment to support customer growth, new business development, and the continued commitment to infrastructure upgrades at the Utilities. Total capital expenditures for the full fiscal year 2018 are expected to be approximately $490, with approximately $415 for the Utilities. Cash paid for the acquisition of a majority interest in a natural gas storage operation in December 2017 was $16.0 (as described in Note 1 to the Financial Statements in Item 1), while the prior year’s first quarter included the receipt of a $3.8 cash settlement related to the acquisition of Spire EnergySouth.
Lastly, for the three months ended December 31, 2017, net cash provided by financing activities was $27.1 higher than for the three months ended December 31, 2016. This change primarily reflects the effect of Spire Alabama’s issuance of $30.0 of notes, described under Long-term Debt and Equity in the following section. That cash inflow was partially offset by an increase in dividends paid and a smaller increase in short-term debt.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Bank deposits were used to support working capital needs of the business. Spire had no short-term investments as of or during the three months ended December 31, 2017.
Short-term Debt
The Utilities’ short-term borrowing requirements typically peak during the colder months, while the Company’s needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper or through the use of a revolving credit facility.
On December 14, 2016, Spire, Spire Missouri, and Spire Alabama entered into a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring December 14, 2021. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. The agreement contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on December 31, 2017, total debt was 57% of total capitalization for the consolidated Company, 50% for Spire Missouri, and 35% for Spire Alabama.

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
Information regarding Spire’s consolidated short-term borrowings is presented in the following table. Based on weighted average short-term borrowings outstanding, a 100-basis-point increase in the weighted average interest rate would decrease pre-tax earnings and cash flows by approximately $5.5 on an annual basis, a portion of which may be offset through the Utilities’ application of PGA and GSA carrying costs.

	Commercial Paper Borrowings	Revolving Credit Facility Borrowings	Total Short-term Borrowings
Three Months Ended December 31, 2017
Weighted average borrowings outstanding	$545.5	$0.3	$545.8
Weighted average interest rate	1.6%	2.8%	1.6%
Range of borrowings outstanding	$477.3 - $632.9	$0.0 - $25.0	$477.3 - $632.9
As of December 31, 2017
Borrowings outstanding	$583.6	$—	$583.6
Weighted average interest rate	2.0%	—%	2.0%
Of Spire’s $583.6 borrowings outstanding as of December 31, 2017, $547.8 was used to provide funding to its subsidiaries, including Spire Missouri ($275.6), Spire Alabama ($163.1), Spire STL Pipeline LLC and natural gas storage ($58.3), Spire EnergySouth and subsidiaries ($15.5), and others ($35.3).
Long-term Debt and Equity
The Company’s, Spire Missouri’s, and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company, Spire Missouri, and Spire Alabama remain at investment grade, but are subject to review and change by the rating agencies.
It is management’s view that the Company, Spire Missouri, and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, interest payments on long-term debt, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.
At December 31, 2017, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had fixed-rate long-term debt totaling $2,152.0, of which $980.0 was issued by Spire Missouri, $280.0 was issued by Spire Alabama, and $77.0 was issued by other subsidiaries. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt typically would be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Company’s $2,152.0 long-term debt (including the current portion), $25.0 has no call options, $1,067.0 has make-whole call options, $1,045.0 is callable at par one to six months prior to maturity, and $15.0 is callable at par currently. Including the current portion of long-term debt, the Company’s consolidated capitalization at December 31, 2017 consisted of 49.4% common stock equity and 50.6% long-term debt, compared to 48.7% common stock equity and 51.3% long-term debt at September 30, 2017.
Spire has a shelf registration statement on Form S-3 on file with the US Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 239,512 and 235,105 shares at December 31, 2017, and January 29, 2018, respectively, remaining available for issuance under this Form S-3. Spire also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities, which expires September 23, 2019. Spire Missouri has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt, and preferred stock, which expires on September 23, 2019.

Spire Missouri has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $300.0 for financings placed any time before September 30, 2018. Spire Missouri has issued $170.0 in securities under this authorization, so as of December 31, 2017, $130.0 remains available to be issued.
On October 3, 2017, Spire Alabama received authorization and approval from the APSC to borrow up to $75.0 for general corporate purposes and to retire short-term debt. On December 1, 2017, Spire Alabama entered into the First Supplement to Master Note Purchase Agreement with certain institutional investors. Pursuant to the terms of that supplement, on December 1, 2017, Spire Alabama issued and sold $30 million in aggregate principal amount of its 4.02% Series 2017A Senior Notes due January 15, 2058, and on January 12, 2018, issued and sold $45 million aggregate principal amount of its 3.92% Series 2017B Senior Notes due January 15, 2048, to those institutional investors. The notes bear interest from the date of issuance, payable semi-annually on the 15th day of July and January of each year, commencing on July 15, 2018. The notes are senior unsecured obligations of Spire Alabama, rank equal in right to payment with all its other senior unsecured indebtedness, and have make-whole call options. Spire Alabama used the proceeds from the sale of the notes to repay short-term debt and for general corporate purposes.

CONTRACTUAL OBLIGATIONS
During the three months ended December 31, 2017, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Form 10-K for the fiscal year ended September 30, 2017.

MARKET RISK
There were no material changes in the Company’s commodity price risk or counterparty credit risk as of December 31, 2017, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K as of September 30, 2017. During the second quarter of fiscal 2017, Spire entered into a ten-year interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $0.8 mark-to-market loss on these swaps for the three months ended December 31, 2017. During October 2017, Spire entered into a three-month interest rate swap with a fixed interest rate of 2.591% and a notional amount of $56.0 to protect itself against adverse movements in interest rates on Spire Alabama debt that was issued in December 2017 and January 2018. During the first quarter of fiscal 2018, the Company settled the swap for a gain of $0.4 which will be amortized over the hedged periods. The fair values of related derivative instruments are shown in Note 6, Fair Value Measurements. Information about the Company’s short-term and long-term debt is included under the heading “Liquidity and Capital Resources” in this Item 2.

ENVIRONMENTAL MATTERS
Spire’s subsidiaries own and operate natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws and regulations, along with their interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Spire Missouri’s, or Spire Alabama’s financial position and results of operations. As environmental laws, regulations, and interpretations change, however, the subsidiaries may be required to incur additional costs. For information relative to environmental matters, see Note 10, Commitments and Contingencies, of the Notes to Financial Statements included in Item 1.

OFF-BALANCE SHEET ARRANGEMENTS
At December 31, 2017, the Company had no off-balance-sheet financing arrangements, other than operating leases and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For this discussion, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of environmental matters and legal proceedings, see Note 10, Commitments and Contingencies, of the Notes to Financial Statements in Item 1 of Part I. For a description of pending regulatory matters, see Regulatory and Other Matters under Part I, Item 2.
The registrants are involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcomes of these matters will not have a material effect on any registrant’s financial position or results of operations reflected in the financial statements presented herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The only repurchases of Spire’s common stock in the quarter were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	—	$—	—	—
November 1, 2017 - November 30, 2017	—	$—	—	—
December 1, 2017 - December 31, 2017	33,581	$81.75	—	—
Total	33,581	$81.75	—	—
Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of December 31, 2017, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 6. Exhibits

Exhibit No.	Description
4.01	First Supplement to Master Note Purchase Agreement, dated as of December 1, 2017, between Spire Alabama Inc. and certain institutional investors.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101.INS(x)	XBRL Instance Document.
101.SCH(x)	XBRL Taxonomy Extension Schema.
101.CAL(x)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(x)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(x)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(x)	XBRL Taxonomy Extension Presentation Linkbase.

(x)
Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Income and Condensed Statements of Income for the three months ended December 31, 2017 and 2016; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income and Condensed Statements of Comprehensive Income for the three months ended December 31, 2017 and 2016; (iv) unaudited Condensed Consolidated Balance Sheets and Condensed Balance Sheets at December 31, 2017, September 30, 2017, and December 31, 2016; (v) unaudited Condensed Consolidated Statements of Shareholders’ Equity and Condensed Statements of Shareholder’s Equity for the three months ended December 31, 2017 and 2016; (vi) unaudited Condensed Consolidated Statements of Cash Flows and Condensed Statements of Cash Flows for the three months ended December 31, 2017 and 2016, and (vii) combined Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	February 1, 2018	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	February 1, 2018	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Alabama Inc.

Date:	February 1, 2018	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)