Form 10-Q
period 2018-03-31
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2018-05-02
CIK 1126956, 3146, 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 2101 6th Avenue North Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	[ ]
Spire Missouri Inc.	[ ]
Spire Alabama Inc.	[ ]

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes [ ]	No [ X ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]

The number of shares outstanding of each registrant’s common stock as of April 30, 2018, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	48,359,068
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

APSC	Alabama Public Service Commission	O&M	Operation and maintenance expense
ASC	Accounting Standards Codification	PGA	Purchased Gas Adjustment
ASU	Accounting Standards Update	RSE	Rate Stabilization and Equalization
Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	SEC	US Securities and Exchange Commission
FASB	Financial Accounting Standards Board	Spire	Spire Inc.
FERC	Federal Energy Regulatory Commission	Spire Alabama	Spire Alabama Inc.
GAAP	Accounting principles generally accepted in the United States of America	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi
Gas Marketing	Segment including Spire Marketing, which is engaged in the non-regulated marketing of natural gas and related activities	Spire Gulf	Spire Gulf Inc.
Gas Utility	Segment including the regulated operations of the Utilities	Spire Marketing	Spire Marketing Inc.
GSA	Gas Supply Adjustment	Spire Mississippi	Spire Mississippi Inc.
ISRS	Infrastructure System Replacement Surcharge	Spire Missouri	Spire Missouri Inc.
Missouri Utilities	Spire Missouri, including Spire Missouri East and Spire Missouri West, the utilities serving Missouri	Spire Missouri East	Spire Missouri’s eastern service territory
MMBtu	Million British thermal units	Spire Missouri West	Spire Missouri’s western service territory
MoPSC	Missouri Public Service Commission	TCJA	The Tax Cuts and Jobs Act of 2017
MSPSC	Mississippi Public Service Commission	US	United States
NYSE	New York Stock Exchange	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth

PART I. FINANCIAL INFORMATION
The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (Spire or the Company), Spire Missouri Inc. (Spire Missouri or Missouri Utilities) and Spire Alabama Inc. (Spire Alabama) — without audit, pursuant to the rules and regulations of the United States (US) Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrants’ combined Form 10-K for the fiscal year ended September 30, 2017.
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

Item 1. Financial Statements

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except per share amounts)	2018	2017	2018	2017
Operating Revenues:
Gas Utility	$790.6	$641.1	$1,332.5	$1,113.4
Gas Marketing and other	22.8	22.3	42.7	45.1
Total Operating Revenues	813.4	663.4	1,375.2	1,158.5
Operating Expenses:
Gas Utility
Natural and propane gas	383.7	254.3	624.5	448.1
Operation and maintenance	143.6	98.4	241.5	197.8
Depreciation and amortization	41.1	37.9	81.4	75.6
Taxes, other than income taxes	58.0	48.3	94.7	81.7
Total Gas Utility Operating Expenses	626.4	438.9	1,042.1	803.2
Gas Marketing and other	45.2	44.1	86.2	85.8
Total Operating Expenses	671.6	483.0	1,128.3	889.0
Operating Income	141.8	180.4	246.9	269.5
Other Income - Net	0.7	3.6	2.9	4.1
Interest Charges:
Interest on long-term debt	21.0	19.2	41.7	38.3
Other interest charges	4.4	3.5	8.1	6.5
Total Interest Charges	25.4	22.7	49.8	44.8
Income Before Income Taxes	117.1	161.3	200.0	228.8
Income Tax Expense (Benefit)	18.9	53.3	(14.2)	75.6
Net Income	$98.2	$108.0	$214.2	$153.2

Weighted Average Number of Shares Outstanding:
Basic	48.2	45.6	48.2	45.6
Diluted	48.4	45.7	48.4	45.7
Basic Earnings Per Share	$2.03	$2.36	$4.43	$3.35
Diluted Earnings Per Share	$2.03	$2.36	$4.42	$3.34
Dividends Declared Per Share	$0.5625	$0.525	$1.125	$1.05

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2018	2017	2018	2017
Net Income	$98.2	$108.0	$214.2	$153.2
Other Comprehensive Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging gains arising during the period	1.8	1.0	1.9	12.5
Reclassification adjustment for (gains) losses included in net income	(0.4)	(0.1)	(0.8)	0.1
Net unrealized gains on cash flow hedging derivative instruments	1.4	0.9	1.1	12.6
Net gains on defined benefit pension and other postretirement plans	—	—	0.1	0.1
Net unrealized losses on available for sale securities	—	—	(0.1)	(0.1)
Other Comprehensive Income, Before Tax	1.4	0.9	1.1	12.6
Income Tax Expense Related to Items of Other Comprehensive Income	0.3	0.4	0.2	4.7
Other Comprehensive Income, Net of Tax	1.1	0.5	0.9	7.9
Comprehensive Income	$99.3	$108.5	$215.1	$161.1

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2018	2017	2017
ASSETS
Utility Plant	$5,403.4	$5,278.4	$4,978.8
Less: Accumulated depreciation and amortization	1,645.0	1,613.2	1,585.9
Net Utility Plant	3,758.4	3,665.2	3,392.9
Non-utility Property (net of accumulated depreciation and amortization of $9.1, $8.6 and $7.8 at March 31, 2018, September 30, 2017, and March 31, 2017, respectively)	116.9	52.0	26.6
Goodwill	1,171.6	1,171.6	1,163.9
Other Investments	66.4	64.2	63.2
Total Other Property and Investments	1,354.9	1,287.8	1,253.7
Current Assets:
Cash and cash equivalents	17.8	7.4	19.6
Accounts receivable:
Utility	302.4	140.5	238.5
Other	111.3	149.2	127.9
Allowance for doubtful accounts	(25.7)	(18.3)	(20.8)
Delayed customer billings	45.6	3.4	11.6
Inventories:
Natural gas	94.3	194.9	117.6
Propane gas	12.0	12.0	12.0
Materials and supplies	22.2	18.9	16.8
Natural gas receivable	3.0	1.9	7.8
Derivative instrument assets	7.3	5.9	8.2
Unamortized purchased gas adjustments	32.6	102.6	61.0
Other regulatory assets	65.1	72.9	64.8
Prepayments and other	30.4	34.2	19.3
Total Current Assets	718.3	725.5	684.3
Deferred Charges:
Regulatory assets	673.6	791.1	827.7
Other	81.6	77.1	98.1
Total Deferred Charges	755.2	868.2	925.8
Total Assets	$6,586.8	$6,546.7	$6,256.7

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	September 30,	March 31,
	2018	2017	2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 70.0 million shares authorized; 48.4 million, 48.3 million and 45.7 million shares issued and outstanding at March 31, 2018, September 30, 2017 and March 31, 2017, respectively)	$48.4	$48.3	$45.7
Paid-in capital	1,327.3	1,325.6	1,177.7
Retained earnings	773.7	614.2	655.9
Accumulated other comprehensive income	4.1	3.2	3.7
Total Equity	2,153.5	1,991.3	1,883.0
Redeemable noncontrolling interest	6.5	—	—
Long-term debt (less current portion)	2,073.9	1,995.0	1,925.3
Total Capitalization	4,233.9	3,986.3	3,808.3
Current Liabilities:
Current portion of long-term debt	105.5	100.0	—
Notes payable	391.7	477.3	567.4
Accounts payable	194.8	257.1	218.6
Advance customer billings	8.1	32.0	14.5
Wages and compensation accrued	30.0	38.7	29.0
Dividends payable	28.3	26.6	24.9
Customer deposits	36.1	34.9	35.7
Interest accrued	15.8	14.6	15.3
Taxes accrued	49.1	61.0	46.7
Unamortized purchased gas adjustments	1.5	1.0	1.6
Other regulatory liabilities	20.7	21.6	29.7
Other	46.4	33.1	31.9
Total Current Liabilities	928.0	1,097.9	1,015.3
Deferred Credits and Other Liabilities:
Deferred income taxes	465.6	707.5	690.6
Pension and postretirement benefit costs	233.4	237.4	308.1
Asset retirement obligations	302.8	296.6	212.4
Regulatory liabilities	353.1	157.2	144.1
Other	70.0	63.8	77.9
Total Deferred Credits and Other Liabilities	1,424.9	1,462.5	1,433.1
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$6,586.8	$6,546.7	$6,256.7

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*	Total
(Dollars in millions)	Shares	Par
Balance at September 30, 2016	45,650,642	$45.6	$1,175.9	$550.9	$(4.2)	$1,768.2
Net income	—	—	—	153.2	—	153.2
Dividend reinvestment plan	11,820	—	0.8	—	—	0.8
Stock-based compensation costs	—	—	3.3	—	—	3.3
Stock issued under stock-based compensation plans	122,094	0.1	(0.1)	—	—	—
Employee’s tax withholding for stock-based compensation	(34,589)	—	(2.2)	—	—	(2.2)
Dividends declared	—	—	—	(48.2)	—	(48.2)
Other comprehensive income, net of tax	—	—	—	—	7.9	7.9
Balance at March 31, 2017	45,749,967	$45.7	$1,177.7	$655.9	$3.7	$1,883.0

Balance at September 30, 2017	48,263,243	$48.3	$1,325.6	$614.2	$3.2	$1,991.3
Net income	—	—	—	214.2	—	214.2
Dividend reinvestment plan	11,003	—	0.8	—	—	0.8
Stock-based compensation costs	—	—	3.8	—	—	3.8
Stock issued under stock-based compensation plans	114,114	0.1	(0.1)	—	—	—
Employee’s tax withholding for stock-based compensation	(33,581)	—	(2.8)	—	—	(2.8)
Dividends declared	—	—	—	(54.7)	—	(54.7)
Other comprehensive income, net of tax	—	—	—	—	0.9	0.9
Balance at March 31, 2018	48,354,779	$48.4	$1,327.3	$773.7	$4.1	$2,153.5

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2018	2017
Operating Activities:
Net Income	$214.2	$153.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.9	75.8
Deferred income taxes and investment tax credits	(15.2)	75.4
Changes in assets and liabilities:
Accounts receivable	(122.8)	(123.0)
Unamortized purchased gas adjustments	128.8	0.2
Accounts payable	(50.0)	28.3
Delayed/advance customer billings – net	(66.0)	(65.7)
Taxes accrued	(11.9)	(13.8)
Inventories	97.3	55.9
Other assets and liabilities	11.5	36.7
Other	41.8	3.1
Net cash provided by operating activities	309.6	226.1
Investing Activities:
Capital expenditures	(215.8)	(187.3)
Business acquisitions	(17.1)	3.8
Other	(0.4)	0.6
Net cash used in investing activities	(233.3)	(182.9)
Financing Activities:
Issuance of long-term debt	75.0	250.0
Repayment of long-term debt	—	(393.8)
(Repayment) issuance of short-term debt – net	(85.6)	168.7
Issuance of common stock	0.8	0.1
Dividends paid	(53.0)	(46.8)
Other	(3.1)	(7.0)
Net cash used in financing activities	(65.9)	(28.8)
Net Increase in Cash and Cash Equivalents	10.4	14.4
Cash and Cash Equivalents at Beginning of Period	7.4	5.2
Cash and Cash Equivalents at End of Period	$17.8	$19.6

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(47.2)	$(41.8)
Income taxes	(0.6)	(0.9)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2018	2017	2018	2017
Operating Revenues:
Utility	$533.2	$447.2	$925.5	$810.8
Total Operating Revenues	533.2	447.2	925.5	810.8
Operating Expenses:
Utility
Natural and propane gas	311.2	241.2	517.4	432.5
Operation and maintenance	103.5	57.5	163.8	118.0
Depreciation and amortization	25.2	23.0	50.0	45.7
Taxes, other than income taxes	41.2	35.3	67.4	59.9
Total Operating Expenses	481.1	357.0	798.6	656.1
Operating Income	52.1	90.2	126.9	154.7
Other (Deductions) Income - Net	(0.4)	1.9	0.8	2.0
Interest Charges:
Interest on long-term debt	9.8	8.2	19.7	16.5
Other interest charges	2.1	1.5	3.8	2.9
Total Interest Charges	11.9	9.7	23.5	19.4
Income Before Income Taxes	39.8	82.4	104.2	137.3
Income Tax Expense (Benefit)	1.4	25.4	(23.6)	42.3
Net Income	$38.4	$57.0	$127.8	$95.0

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2018	2017	2018	2017
Net Income	$38.4	$57.0	$127.8	$95.0
Other Comprehensive Loss, Net of Tax	(0.1)	(0.2)	(0.1)	—
Comprehensive Income	$38.3	$56.8	$127.7	$95.0

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2018	2017	2017
ASSETS
Utility Plant	$3,163.8	$3,091.8	$2,855.0
Less: Accumulated depreciation and amortization	687.2	681.6	659.6
Net Utility Plant	2,476.6	2,410.2	2,195.4
Goodwill	210.2	210.2	210.2
Other Property and Investments	59.0	59.4	58.3
Total Other Property and Investments	269.2	269.6	268.5
Current Assets:
Cash and cash equivalents	10.2	2.5	3.7
Accounts receivable:
Utility	222.4	101.7	166.4
Associated companies	1.3	3.3	22.7
Other	26.0	15.0	12.0
Allowance for doubtful accounts	(20.7)	(14.1)	(16.5)
Delayed customer billings	45.6	3.4	11.6
Inventories:
Natural gas	60.0	138.2	75.8
Propane gas	12.0	12.0	12.0
Materials and supplies	13.1	11.3	9.9
Derivative instrument assets	—	0.1	2.9
Unamortized purchased gas adjustments	13.5	57.4	17.1
Other regulatory assets	38.2	38.2	38.2
Prepayments and other	10.7	19.6	10.5
Total Current Assets	432.3	388.6	366.3
Deferred Charges:
Regulatory assets	446.6	557.8	569.4
Other	9.0	5.3	2.6
Total Deferred Charges	455.6	563.1	572.0
Total Assets	$3,633.7	$3,631.5	$3,402.2

SPIRE MISSOURI INC.
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	September 30,	March 31,
	2018	2017	2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 shares issued and outstanding)	$758.4	$756.2	$753.9
Retained earnings	517.3	416.5	398.6
Accumulated other comprehensive loss	(1.8)	(1.7)	(1.8)
Total Equity	1,273.9	1,171.0	1,150.7
Long-term debt	874.0	873.9	804.3
Total Capitalization	2,147.9	2,044.9	1,955.0
Current Liabilities:
Current portion of long-term debt	100.0	100.0	—
Notes payable – associated companies	175.8	203.0	282.2
Accounts payable	69.2	89.9	57.8
Accounts payable – associated companies	3.6	5.4	5.1
Advance customer billings	—	13.3	0.2
Wages and compensation accrued	23.4	29.6	21.8
Dividends payable	13.5	—	—
Customer deposits	13.2	13.3	13.1
Interest accrued	8.2	8.0	7.9
Taxes accrued	25.2	34.1	23.8
Regulatory liabilities	2.7	2.7	2.7
Other	19.4	8.5	8.7
Total Current Liabilities	454.2	507.8	423.3
Deferred Credits and Other Liabilities:
Deferred income taxes	388.6	623.8	607.7
Pension and postretirement benefit costs	161.9	173.0	213.5
Asset retirement obligations	161.9	158.6	77.0
Regulatory liabilities	272.5	81.2	84.5
Other	46.7	42.2	41.2
Total Deferred Credits and Other Liabilities	1,031.6	1,078.8	1,023.9
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$3,633.7	$3,631.5	$3,402.2

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*
(Dollars in millions)	Shares	Par				Total
Balance at September 30, 2016	24,577	$0.1	$751.9	$318.3	$(1.8)	$1,068.5
Net income	—	—	—	95.0	—	95.0
Stock-based compensation costs	—	—	1.9	—	—	1.9
Dividends declared	—	—	—	(14.7)	—	(14.7)
Balance at March 31, 2017	24,577	$0.1	$753.8	$398.6	$(1.8)	$1,150.7

Balance at September 30, 2017	24,577	$0.1	$756.1	$416.5	$(1.7)	$1,171.0
Net income	—	—	—	127.8	—	127.8
Stock-based compensation costs	—	—	2.2	—	—	2.2
Dividends declared	—	—	—	(27.0)	—	(27.0)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2018	24,577	$0.1	$758.3	$517.3	$(1.8)	$1,273.9

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2018	2017
Operating Activities:
Net Income	$127.8	$95.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.0	45.7
Deferred income taxes and investment tax credits	(23.6)	42.3
Changes in assets and liabilities:
Accounts receivable	(123.2)	(99.2)
Unamortized purchased gas adjustments	102.2	37.5
Accounts payable	(10.8)	(4.5)
Delayed/advance customer billings – net	(55.5)	(58.9)
Taxes accrued	(8.9)	(5.3)
Inventories	76.4	50.8
Other assets and liabilities	2.8	10.3
Other	40.9	0.8
Net cash provided by operating activities	178.1	114.5
Investing Activities:
Capital expenditures	(129.6)	(122.2)
Other	(0.1)	0.5
Net cash used in investing activities	(129.7)	(121.7)
Financing Activities:
Repayment of short-term debt - net	—	(243.7)
(Repayments to) borrowings from Spire – net	(27.2)	282.2
Dividends paid	(13.5)	(28.7)
Other	—	(1.0)
Net cash (used in) provided by financing activities	(40.7)	8.8
Net Increase in Cash and Cash Equivalents	7.7	1.6
Cash and Cash Equivalents at Beginning of Period	2.5	2.1
Cash and Cash Equivalents at End of Period	$10.2	$3.7

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(22.8)	$(19.0)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2018	2017	2018	2017
Operating Revenues:
Utility	$218.3	$158.8	$339.1	$245.5
Total Operating Revenues	218.3	158.8	339.1	245.5
Operating Expenses:
Utility
Natural gas	78.5	25.8	127.5	42.6
Operation and maintenance	34.1	31.5	65.9	62.7
Depreciation and amortization	13.1	12.3	25.9	24.6
Taxes, other than income taxes	14.4	10.3	22.6	16.9
Total Operating Expenses	140.1	79.9	241.9	146.8
Operating Income	78.2	78.9	97.2	98.7
Other Income - Net	0.5	1.1	0.9	1.5
Interest Charges:
Interest on long-term debt	3.5	2.8	6.4	5.6
Other interest charges	0.9	0.7	2.0	1.5
Total Interest Charges	4.4	3.5	8.4	7.1
Income Before Income Taxes	74.3	76.5	89.7	93.1
Income Tax Expense	18.7	28.9	83.7	35.2
Net Income	$55.6	$47.6	$6.0	$57.9

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2018	2017	2017
ASSETS
Utility Plant	$1,885.4	$1,838.0	$1,776.1
Less: Accumulated depreciation and amortization	803.9	782.0	779.1
Net Utility Plant	1,081.5	1,056.0	997.0
Current Assets:
Cash and cash equivalents	—	0.1	—
Accounts receivable:
Utility	64.1	32.0	62.0
Associated companies	0.1	—	0.4
Other	6.4	6.2	5.7
Allowance for doubtful accounts	(2.7)	(2.6)	(2.3)
Inventories:
Natural gas	26.2	33.9	26.5
Materials and supplies	7.8	6.5	5.8
Unamortized purchased gas adjustments	19.0	45.2	43.9
Other regulatory assets	13.1	19.4	11.2
Prepayments and other	5.6	6.7	4.1
Total Current Assets	139.6	147.4	157.3
Deferred Charges:
Regulatory assets	198.9	197.0	229.3
Deferred income taxes	100.3	185.6	186.2
Other	57.9	57.0	62.0
Total Deferred Charges	357.1	439.6	477.5
Total Assets	$1,578.2	$1,643.0	$1,631.8

SPIRE ALABAMA INC.
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	September 30,	March 31,
	2018	2017	2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$390.9	$420.9	$420.9
Retained earnings	437.5	446.5	462.8
Total Equity	828.4	867.4	883.7
Long-term debt	322.5	247.8	247.7
Total Capitalization	1,150.9	1,115.2	1,131.4
Current Liabilities:
Notes payable – associated companies	82.3	169.9	109.3
Accounts payable	42.9	44.4	42.8
Accounts payable – associated companies	1.5	1.6	1.5
Advance customer billings	7.9	18.6	14.3
Wages and compensation accrued	5.3	7.4	5.2
Customer deposits	19.0	17.9	18.9
Interest accrued	4.1	3.3	3.4
Taxes accrued	21.9	23.4	16.9
Regulatory liabilities	10.8	12.0	25.1
Other	2.4	2.9	4.8
Total Current Liabilities	198.1	301.4	242.2
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	55.3	50.2	76.6
Asset retirement obligations	131.1	128.4	124.1
Regulatory liabilities	35.0	39.6	35.9
Other	7.8	8.2	21.6
Total Deferred Credits and Other Liabilities	229.2	226.4	258.2
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$1,578.2	$1,643.0	$1,631.8

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings
(Dollars in millions)	Shares	Par			Total
Balance at September 30, 2016	1,972,052	$—	$451.9	$415.4	$867.3
Net income	—	—	—	57.9	57.9
Return of capital to Spire	—	—	(31.0)	—	(31.0)
Dividends declared	—	—	—	(10.5)	(10.5)
Balance at March 31, 2017	1,972,052	$—	$420.9	$462.8	$883.7

Balance at September 30, 2017	1,972,052	$—	$420.9	$446.5	$867.4
Net income	—	—	—	6.0	6.0
Return of capital to Spire	—	—	(30.0)	—	(30.0)
Dividends declared	—	—	—	(15.0)	(15.0)
Balance at March 31, 2018	1,972,052	$—	$390.9	$437.5	$828.4

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2018	2017
Operating Activities:
Net Income	$6.0	$57.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.9	24.6
Deferred income taxes and investment tax credits	83.7	35.2
Changes in assets and liabilities:
Accounts receivable	(38.6)	(25.8)
Unamortized purchased gas adjustments	26.2	(38.3)
Accounts payable	0.3	10.3
Advance customer billings	(10.6)	(6.8)
Taxes accrued	(1.5)	(4.7)
Inventories	6.4	8.2
Other assets and liabilities	12.4	2.0
Other	(0.2)	0.3
Net cash provided by operating activities	110.0	62.9
Investing Activities:
Capital expenditures	(51.8)	(48.3)
Other	(0.4)	—
Net cash used in investing activities	(52.2)	(48.3)
Financing Activities:
Issuance of long-term debt	75.0	—
Repayments of short-term debt – net	—	(82.0)
(Repayments to) borrowings from Spire – net	(87.6)	109.3
Return of capital to Spire	(30.0)	(31.0)
Dividends paid	(15.0)	(10.5)
Other	(0.3)	(0.4)
Net cash used in financing activities	(57.9)	(14.6)
Net Decrease in Cash and Cash Equivalents	(0.1)	—
Cash and Cash Equivalents at Beginning of Period	0.1	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(7.0)	$(6.3)
Income taxes	—	—

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
At the end of December 2017, a subsidiary of the Company acquired an 80% voting interest in Ryckman Creek Resources, LLC, which owns and operates a natural gas storage facility in Wyoming. The transaction was valued at $24.8, subject to customary post-closing adjustments, and was completed with $16.0 of cash and a $10.0 non-interest-bearing promissory note valued at $8.8. A tentative purchase price allocation to the assets acquired and liabilities assumed is reflected in the Company’s consolidated balance sheet as of March 31, 2018. Management is evaluating certain fair value accounting impacts, and any related adjustments will be recorded later this year. Results of operations are included in the Company’s consolidated financial statements since the acquisition date. The redeemable noncontrolling interest, which was shown in permanent equity at the end of the first quarter, is shown as temporary equity on the balance sheet.
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
Nearly all of the Company’s earnings are derived from its Gas Utility segment. Due to the seasonal nature of the Utilities’ business, earnings are typically concentrated during the heating season of November through April each fiscal year. As a result, the interim statements of income for Spire, Spire Missouri and Spire Alabama are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year.
REVENUE RECOGNITION – The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities, Spire Gulf and Spire Mississippi record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues for Spire Missouri at March 31, 2018, September 30, 2017, and March 31, 2017, were $85.2, $30.1, and $66.7, respectively.

Spire Alabama records natural gas distribution revenues in accordance with the tariff established by the Alabama Public Service Commission (APSC). Unbilled revenue is accrued in an amount equal to the related gas cost, as profit margin is not considered earned until billed. The amounts of accrued unbilled revenues for Spire Alabama at March 31, 2018, September 30, 2017, and March 31, 2017 were $5.3, $1.9, and $13.5, respectively.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Spire	$43.6	$34.3	$66.7	$53.7
Spire Missouri	30.6	25.5	46.8	39.6
Spire Alabama	11.6	7.7	17.2	11.9
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
As authorized by the Missouri Public Service Commission (MoPSC), the Mississippi Public Service Commission (MSPSC) and the APSC, the Purchased Gas Adjustment (PGA) clauses and Gas Supply Adjustment (GSA) riders allow the Utilities to pass through to customers the cost of purchased gas supplies. Regulatory assets and liabilities related to the PGA clauses and the GSA riders are both labeled Unamortized Purchased Gas Adjustments herein. See additional information about regulatory assets and liabilities in Note 3, Regulatory Matters.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Purchases of natural gas from Spire Marketing	$19.3	$21.0	$41.6	$41.5
Sales of natural gas to Spire Marketing	0.2	2.7	0.3	6.3
Transportation services received from Spire NGL Inc.	0.2	0.2	0.5	0.5

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	March 31,	September 30,	March 31,
	2018	2017	2017
Spire	$29.1	$41.0	$9.2
Spire Missouri	17.9	28.9	3.3
Spire Alabama	7.0	9.4	5.3
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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU more closely align the results of hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. They are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early application is permitted. The Company, Spire Missouri and Spire Alabama are currently assessing the effects of this new guidance, as well as the timing of adoption.

2. EARNINGS PER COMMON SHARE

Spire	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Basic Earnings Per Share:
Net Income	$98.2	$108.0	$214.2	$153.2
Less: Income allocated to participating securities	0.2	0.2	0.5	0.4
Net Income Available to Common Shareholders	$98.0	$107.8	$213.7	$152.8
Weighted Average Shares Outstanding (in millions)	48.2	45.6	48.2	45.6
Basic Earnings Per Share of Common Stock	$2.03	$2.36	$4.43	$3.35

Diluted Earnings Per Share:
Net Income	$98.2	$108.0	$214.2	$153.2
Less: Income allocated to participating securities	0.2	0.2	0.5	0.4
Net Income Available to Common Shareholders	$98.0	$107.8	$213.7	$152.8
Weighted Average Shares Outstanding (in millions)	48.2	45.6	48.2	45.6
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.2	0.1	0.2	0.1
Weighted Average Diluted Shares (in millions)	48.4	45.7	48.4	45.7
Diluted Earnings Per Share of Common Stock	$2.03	$2.36	$4.42	$3.34

* Calculation excludes certain outstanding shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.4	0.5	0.4	0.5

3. REGULATORY MATTERS
As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities, including purchased gas adjustments, were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of March 31, 2018, September 30, 2017, and March 31, 2017.

	March 31,	September 30,	March 31,
Spire	2018	2017	2017
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$43.0	$42.2	$41.7
Unamortized purchased gas adjustments	32.6	102.6	61.0
Other	22.1	30.7	23.1
Total Current Regulatory Assets	97.7	175.5	125.8
Noncurrent:
Future income taxes due from customers	113.0	170.5	159.7
Pension and postretirement benefit costs	358.2	404.7	461.8
Cost of removal	125.0	123.3	133.9
Unamortized purchased gas adjustments	—	9.9	1.1
Energy efficiency	31.3	29.0	27.0
Other	46.1	53.7	44.2
Total Noncurrent Regulatory Assets	673.6	791.1	827.7
Total Regulatory Assets	$771.3	$966.6	$953.5
Regulatory Liabilities:
Current:
Rate Stabilization and Equalization (RSE) adjustment	$—	$1.4	$1.1
Unbilled service margin	—	—	13.5
Refundable negative salvage	5.3	8.2	8.1
Unamortized purchased gas adjustments	1.5	1.0	1.6
Other	15.4	12.0	7.0
Total Current Regulatory Liabilities	22.2	22.6	31.3
Noncurrent:
Deferred taxes due to customers	170.7	—	—
Pension and postretirement benefit costs	30.8	32.2	27.6
Refundable negative salvage	0.6	4.1	4.9
Accrued cost of removal	71.0	83.8	75.3
Unamortized purchased gas adjustments	50.3	1.9	2.0
Other	29.7	35.2	34.3
Total Noncurrent Regulatory Liabilities	353.1	157.2	144.1
Total Regulatory Liabilities	$375.3	$179.8	$175.4

	March 31,	September 30,	March 31,
Spire Missouri	2018	2017	2017
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$34.9	$34.9	$34.8
Unamortized purchased gas adjustments	13.5	57.4	17.1
Other	3.3	3.3	3.4
Total Current Regulatory Assets	51.7	95.6	55.3
Noncurrent:
Future income taxes due from customers	111.4	170.5	159.7
Pension and postretirement benefit costs	279.0	322.7	358.3
Unamortized purchased gas adjustments	—	9.9	1.1
Energy efficiency	31.3	29.0	27.0
Other	24.9	25.7	23.3
Total Noncurrent Regulatory Assets	446.6	557.8	569.4
Total Regulatory Assets	$498.3	$653.4	$624.7
Regulatory Liabilities:
Current:
Other	$2.7	$2.7	$2.7
Total Current Regulatory Liabilities	2.7	2.7	2.7
Noncurrent:
Deferred taxes due to customers	152.6	—	—
Accrued cost of removal	48.7	54.5	55.6
Unamortized purchased gas adjustments	50.3	1.9	2.0
Other	20.9	24.8	26.9
Total Noncurrent Regulatory Liabilities	272.5	81.2	84.5
Total Regulatory Liabilities	$275.2	$83.9	$87.2

	March 31,	September 30,	March 31,
Spire Alabama	2018	2017	2017
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$7.1	$7.2	$6.8
Unamortized purchased gas adjustments	19.0	45.2	43.9
Other	6.0	12.2	4.4
Total Current Regulatory Assets	32.1	64.6	55.1
Noncurrent:
Pension and postretirement benefit costs	71.2	72.6	94.4
Cost of removal	125.0	123.3	133.9
Other	2.7	1.1	1.0
Total Noncurrent Regulatory Assets	198.9	197.0	229.3
Total Regulatory Assets	$231.0	$261.6	$284.4
Regulatory Liabilities:
Current:
RSE adjustment	$—	$1.4	$1.1
Unbilled service margin	—	—	13.5
Refundable negative salvage	5.3	8.2	8.1
Other	5.5	2.4	2.4
Total Current Regulatory Liabilities	10.8	12.0	25.1
Noncurrent:
Pension and postretirement benefit costs	30.8	32.2	27.6
Refundable negative salvage	0.6	4.1	4.9
Other	3.6	3.3	3.4
Total Noncurrent Regulatory Liabilities	35.0	39.6	35.9
Total Regulatory Liabilities	$45.8	$51.6	$61.0
A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	Spire			Spire Missouri
	March 31,	September 30,	March 31,	March 31,	September 30,	March 31,
	2018	2017	2017	2018	2017	2017
Future income taxes due from customers	$113.0	$170.5	$159.7	$111.4	$170.5	$159.7
Pension and postretirement benefit costs	185.8	198.5	241.0	185.8	198.5	241.0
Other	11.0	11.3	11.8	11.0	11.3	11.8
Total Regulatory Assets Not Earning a Return	$309.8	$380.3	$412.5	$308.2	$380.3	$412.5
Like all the Company’s regulatory assets, these regulatory assets are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service (IRS) guidelines and average remaining service life of active participants, respectively. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC. Spire Alabama does not have any regulatory assets that are not earning a return.
On April 11, 2017, Spire Missouri East filed a general rate case docketed as GR-2017-0215, and concurrently, Spire Missouri West filed general rate case GR-2017-0216. On March 7, 2018, the MoPSC issued an Amended Report and Order, approving a base rate revenue requirement increase of $18.0 for Spire Missouri East and $15.2 for Spire Missouri West. The annualized Infrastructure System Replacement Surcharge (ISRS) amounts of $32.6 for Spire Missouri East and $16.4 for Spire Missouri West were reset to zero, resulting in a net decrease in revenues of $14.6 and $1.2, respectively. These net amounts reflect decreases totaling approximately $33.0 resulting from the federal income tax rate reduction from the Tax Cuts and Jobs Act (see Note 11, Income Taxes) and a related allowance to return excess accumulated deferred income taxes to customers in accordance with IRS normalization requirements. Tariffs reflecting the MoPSC’s Amended Report and Order went into effect on April 19, 2018.
Included in the rate order were updates to the treatment of pension and other postretirement benefits. Effective April 19, 2018, the pension cost for Spire Missouri West included in customer rates was reduced from $9.9 to $5.5 per year, the pension cost included in the Spire Missouri East customer rates was increased from $15.5 to $29.0 per year, and the annual allowance for health care postretirement plans for Spire Missouri East was reduced from $9.5 to $8.6. Over an amortization period of eight years, Spire Missouri East rates will also include the amortization of $173.0 of assets for pension and other postretirement benefits, and Spire Missouri West rates will be reduced by the amortization of a $26.2 net liability for pension and other postretirement benefits.
Certain provisions of the MoPSC’s Amended Report and Order allow less future recovery of particular costs than previously estimated. Regulatory assets related to pension costs were reduced by $28.8 because the MoPSC has indicated that certain amounts established before 1997 are not recoverable. They also ordered that certain incentive compensation costs totaling $6.9 and $1.8 of assets related to buildings sold in 2014 be excluded from rate base. Rate case expenses totaling $0.9 were also disallowed. Though appeals are pending, management determined that the related assets should be written down or off in connection with the preparation of the financial statements for the second quarter of 2018. For both Spire Missouri and Spire, the charges totaled $38.4 for the three and six months ended March 31, 2018, and are included primarily in operation and maintenance expense on the statements of income and in other cash flows from operating activities on the statements of cash flows. The after-tax reduction to net income and earnings per share was $23.6 and $0.49, respectively. The charges related to the long-standing pension and building assets, totaling $30.6, are excluded in the determination of net economic earnings, as shown in Note 9, Information by Operating Segment.

4. FINANCING ARRANGEMENTS AND LONG-TERM DEBT
On December 14, 2016, Spire, Spire Missouri and Spire Alabama entered into a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring December 14, 2021. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. The agreement contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on March 31, 2018, total debt was 54% of total capitalization for the consolidated Company, 48% for Spire Missouri, and 33% for Spire Alabama. There were no borrowings against this credit facility as of March 31, 2018, September 30, 2017, or March 31, 2017.
On December 21, 2016, Spire established a commercial paper program (Program) pursuant to which Spire may issue short-term, unsecured commercial paper notes (Notes). Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $975.0. The Notes may have maturities of up to 365 days from date of issue. As of March 31, 2018, Notes outstanding under the Program totaled $391.7. Of that amount, $175.8 and $82.3 were loaned to Spire Missouri and Spire Alabama, respectively, at Spire’s cost. Notes outstanding under the Program totaled $477.3 and $567.4 as of September 30, 2017, and March 31, 2017, respectively.
On December 1, 2017, Spire Alabama entered into the First Supplement to Master Note Purchase Agreement with certain institutional investors. Pursuant to the terms of that supplement, on December 1, 2017, Spire Alabama issued and sold $30.0 in aggregate principal amount of its 4.02% Series 2017A Senior Notes due January 15, 2058, and on January 12, 2018, issued and sold $45.0 aggregate principal amount of its 3.92% Series 2017B Senior Notes due January 15, 2048, to those institutional investors. The notes bear interest from the date of issuance, payable semi-annually on the 15th day of July and January of each year, commencing on July 15, 2018. The notes are senior unsecured obligations of Spire Alabama, rank equal in right to payment with all its other senior unsecured indebtedness, and have make-whole and par call options. Spire Alabama used the proceeds from the sale of the notes to repay short-term debt and for general corporate purposes.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of March 31, 2018, September 30, 2017, or March 31, 2017.
The carrying amounts of cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 6, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

Classification of Estimated Fair Value
Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire

As of March 31, 2018
Cash and cash equivalents	$17.8	$17.8	$17.8	$—
Short-term debt	391.7	391.7	—	391.7
Long-term debt, including current portion	2,179.4	2,241.3	—	2,241.3
As of September 30, 2017
Cash and cash equivalents	$7.4	$7.4	$7.4	$—
Short-term debt	477.3	477.3	—	477.3
Long-term debt, including current portion	2,095.0	2,210.3	—	2,210.3
As of March 31, 2017
Cash and cash equivalents	$19.6	$19.6	$19.6	$—
Short-term debt	567.4	567.4	—	567.4
Long-term debt	1,925.3	1,993.9	—	1,993.9
Spire Missouri

As of March 31, 2018
Cash and cash equivalents	$10.2	$10.2	$10.2	$—
Short-term debt	175.8	175.8	—	175.8
Long-term debt, including current portion	974.0	1,033.6	—	1,033.6
As of September 30, 2017
Cash and cash equivalents	$2.5	$2.5	$2.5	$—
Short-term debt	203.0	203.0	—	203.0
Long-term debt, including current portion	973.9	1,056.9	—	1,056.9
As of March 31, 2017
Cash and cash equivalents	$3.7	$3.7	$3.7	$—
Short-term debt	282.2	282.2	—	282.2
Long-term debt	804.3	870.1	—	870.1
Spire Alabama

As of March 31, 2018
Short-term debt	$82.3	$82.3	$—	$82.3
Long-term debt	322.5	332.7	—	332.7
As of September 30, 2017
Cash and cash equivalents	$0.1	$0.1	$0.1	$—
Short-term debt	169.9	169.9	—	169.9
Long-term debt	247.8	269.4	—	269.4
As of March 31, 2017
Short-term debt	$109.3	$109.3	$—	$109.3
Long-term debt	247.7	261.6	—	261.6

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
Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets and derivative instruments with settlement dates more than one year into the future. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of March 31, 2018, September 30, 2017, and March 31, 2017, consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
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
Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2018
ASSETS
Gas Utility:
US stock/bond mutual funds	$19.1	$4.1	$—	$—	$23.2
NYMEX/ICE natural gas contracts	0.1	—	—	(0.1)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	3.3	—	(3.5)	—
Natural gas commodity contracts	—	7.4	0.1	(2.1)	5.4
Other:
Interest rate swaps	—	1.0	—	—	1.0
Total	$19.4	$15.8	$0.1	$(5.7)	$29.6
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.2	$—	$—	$(0.2)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.6	9.8	—	(10.4)	—
Natural gas commodity contracts	—	14.3	—	(2.1)	12.2
Total	$0.8	$24.1	$—	$(12.7)	$12.2

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2017
ASSETS
Gas Utility:
US stock/bond mutual funds	$18.3	$4.1	$—	$—	$22.4
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
NYMEX gasoline and heating oil contracts	0.1	—	—	—	0.1
Gas Marketing:
NYMEX/ICE natural gas contracts	1.3	1.3	—	(2.1)	0.5
Natural gas commodity contracts	—	6.8	0.1	(1.2)	5.7
Total	$23.1	$12.2	$0.1	$(6.7)	$28.7
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	1.8	0.3	—	(2.1)	—
Natural gas commodity contracts	—	8.4	—	(1.2)	7.2
Other:
Interest rate swaps	—	0.9	—	—	0.9
Total	$3.7	$9.6	$—	$(5.2)	$8.1

As of March 31, 2017
ASSETS
Gas Utility:
US stock/bond mutual funds	$17.7	$4.1	$—	$—	$21.8
NYMEX/ICE natural gas contracts	4.5	—	—	(1.8)	2.7
NYMEX gasoline and heating oil contracts	0.2	—	—	—	0.2
Gas Marketing:
NYMEX/ICE natural gas contracts	1.0	3.6	—	(4.4)	0.2
Natural gas commodity contracts	—	6.2	0.2	(0.5)	5.9
Other:
Interest rate swaps	—	0.2	—	—	0.2
Total	$23.4	$14.1	$0.2	$(6.7)	$31.0
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.5	$—	$—	$(0.5)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	2.1	3.9	—	(6.0)	—
Natural gas commodity contracts	—	6.5	—	(0.5)	6.0
Total	$2.6	$10.4	$—	$(7.0)	$6.0

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2018
ASSETS
US stock/bond mutual funds	$19.1	$4.1	$—	$—	$23.2
NYMEX/ICE natural gas contracts	0.1	—	—	(0.1)	—
Total	$19.2	$4.1	$—	$(0.1)	$23.2
LIABILITIES
NYMEX/ICE natural gas contracts	$0.2	$—	$—	$(0.2)	$—
Total	$0.2	$—	$—	$(0.2)	$—

As of September 30, 2017
ASSETS
US stock/bond mutual funds	$18.3	$4.1	$—	$—	$22.4
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
NYMEX gasoline and heating oil contracts	0.1	—	—	—	0.1
Total	$21.8	$4.1	$—	$(3.4)	$22.5
LIABILITIES
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Total	$1.9	$—	$—	$(1.9)	$—

As of March 31, 2017
ASSETS
US stock/bond mutual funds	$17.7	$4.1	$—	$—	$21.8
NYMEX/ICE natural gas contracts	4.5	—	—	(1.8)	2.7
NYMEX gasoline and heating oil contracts	0.2	—	—	—	0.2
Total	$22.4	$4.1	$—	$(1.8)	$24.7
LIABILITIES
NYMEX/ICE natural gas contracts	$0.5	$—	$—	$(0.5)	$—
Total	$0.5	$—	$—	$(0.5)	$—
Spire Alabama
Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of March 31, 2018, Spire Alabama had no outstanding derivative contracts. As of September 30, 2017, and March 31, 2017, the fair value of related gasoline contracts was not significant.

7. CONCENTRATIONS OF CREDIT RISK
Other than in Spire Marketing, Spire has no significant concentrations of credit risk.
A significant portion of Spire Marketing’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, Spire Marketing may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry with whom it conducts both sales and purchases of natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in its accounts receivable attributable to energy producers and their marketing affiliates totaled $15.6 at March 31, 2018 ($9.6 reflecting netting arrangements). Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $30.7 at March 31, 2018 ($29.4 reflecting netting arrangements).
Spire Marketing also has concentrations of credit risk with certain individually significant counterparties and with pipeline companies associated with its natural gas receivable amounts. At March 31, 2018, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $16.1 ($14.9 reflecting netting arrangements). None of these five counterparties are rated, but three are subsidiaries of investment-grade rated companies.

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

The net periodic pension cost included the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Spire
Service cost – benefits earned during the period	$5.2	$5.2	$10.4	$10.5
Interest cost on projected benefit obligation	6.9	6.9	13.8	13.8
Expected return on plan assets	(9.5)	(9.7)	(19.2)	(19.6)
Amortization of prior service (credit) cost	(0.2)	0.3	(0.5)	0.5
Amortization of actuarial loss	2.9	3.2	6.0	6.6
Loss on lump-sum settlements	9.4	11.9	9.4	11.9
Subtotal	14.7	17.8	19.9	23.7
Regulatory adjustment	24.0	(7.4)	28.3	(2.8)
Net pension cost	$38.7	$10.4	$48.2	$20.9

Spire Missouri
Service cost – benefits earned during the period	$3.2	$3.3	$6.5	$6.6
Interest cost on projected benefit obligation	4.9	4.9	9.8	9.7
Expected return on plan assets	(7.0)	(7.1)	(14.2)	(14.4)
Amortization of prior service cost	0.2	0.3	0.4	0.5
Amortization of actuarial loss	2.5	2.8	5.1	5.7
Loss on lump-sum settlements	9.4	11.5	9.4	11.5
Subtotal	13.2	15.7	17.0	19.6
Regulatory adjustment	21.9	(8.6)	24.3	(5.8)
Net pension cost	$35.1	$7.1	$41.3	$13.8

Spire Alabama
Service cost – benefits earned during the period	$1.7	$1.5	$3.3	$3.1
Interest cost on projected benefit obligation	1.4	1.5	2.8	3.0
Expected return on plan assets	(1.7)	(1.8)	(3.4)	(3.6)
Amortization of prior service credit	(0.4)	—	(0.9)	—
Amortization of actuarial loss	0.4	0.4	0.9	0.9
Loss on lump-sum settlements	—	0.4	—	0.4
Subtotal	1.4	2.0	2.7	3.8
Regulatory adjustment	1.9	1.1	3.6	2.7
Net pension cost	$3.3	$3.1	$6.3	$6.5
Pursuant to the provisions of the Missouri Utilities’ and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. In the quarter ended March 31, 2018, the two Spire Missouri plans met the criteria for settlement recognition, resulting in the remeasurement of the obligation of the plans using updated census data and assumptions for discount and mortality. For these plans the total lump-sum payments recognized as settlements for plan remeasurement was $39.5 and the lump-sum settlements resulted in losses of $9.4. As part of the remeasurement, the discount rate on the one Missouri plan was updated to 4.0% from 3.75%, while the other Missouri plan had its discount rate updated to 4.0% from 3.70%. In the quarter ended March 31, 2017, a Spire Missouri plan and one of the Spire Alabama plans met the criteria for settlement recognition. The total lump-sum payments recognized as settlements for plan remeasurement were $36.3 and $1.9 for the Spire Missouri plan and Spire Alabama plan, respectively. The lump-sum settlements resulted in losses of $11.5 and $0.4 for the Spire Missouri plan and Spire Alabama plan, respectively.

In the second quarter of fiscal 2018, the MoPSC disallowed recovery of $28.8 in pension assets. This amount was expensed during the quarter, and is reflected in the regulatory adjustment for both Spire Missouri and Spire. This adjustment is discussed further in Note 3, Regulatory Matters.
The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2018 contributions to Spire Missouri’s pension plans through March 31, 2018, were $13.5 to the qualified trusts and none to non-qualified plans. There were no fiscal 2018 contributions to the Spire Alabama pension plans through March 31, 2018.
Contributions to the Missouri Utilities’ pension plans for the remainder of fiscal 2018 are anticipated to be $22.4 to the qualified trusts and $0.5 to the non-qualified plans. No contributions to Spire Alabama’s pension plans are expected to be required for the remainder of fiscal 2018.
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
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Spire
Service cost – benefits earned during the period	$2.4	$2.7	$4.7	$5.5
Interest cost on accumulated postretirement benefit obligation	2.2	2.2	4.4	4.3
Expected return on plan assets	(3.5)	(3.4)	(7.0)	(6.8)
Amortization of prior service credit	(0.1)	—	(0.1)	—
Amortization of actuarial loss	0.2	0.6	0.4	1.2
Subtotal	1.2	2.1	2.4	4.2
Regulatory adjustment	—	(0.8)	0.1	(1.6)
Net postretirement benefit cost	$1.2	$1.3	$2.5	$2.6

Spire Missouri
Service cost – benefits earned during the period	$2.3	$2.6	$4.5	$5.2
Interest cost on accumulated postretirement benefit obligation	1.8	1.7	3.6	3.4
Expected return on plan assets	(2.5)	(2.2)	(4.9)	(4.5)
Amortization of prior service cost	—	—	0.1	0.1
Amortization of actuarial loss	0.2	0.7	0.4	1.3
Subtotal	1.8	2.8	3.7	5.5
Regulatory adjustment	0.5	(0.3)	1.0	(0.7)
Net postretirement benefit cost	$2.3	$2.5	$4.7	$4.8

Spire Alabama
Service cost – benefits earned during the period	$0.1	$0.1	$0.1	$0.2
Interest cost on accumulated postretirement benefit obligation	0.3	0.4	0.7	0.8
Expected return on plan assets	(1.0)	(1.1)	(2.0)	(2.2)
Amortization of prior service credit	(0.1)	—	(0.2)	(0.1)
Amortization of actuarial gain	—	(0.1)	—	(0.1)
Subtotal	(0.7)	(0.7)	(1.4)	(1.4)
Regulatory adjustment	(0.5)	(0.5)	(0.9)	(0.9)
Net postretirement benefit income	$(1.2)	$(1.2)	$(2.3)	$(2.3)

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
The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been $1.7 in contributions to the postretirement plans through March 31, 2018, for the Missouri Utilities. Contributions to the postretirement plans for the remainder of fiscal 2018 are anticipated to be $5.2 to the qualified trusts and $0.8 paid directly to participants from the Missouri Utilities’ funds. For Spire Alabama, there were no contributions to the postretirement plans during the first six months of fiscal 2018, and none are expected to be required for the remainder of the fiscal year.

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

•	physical natural gas storage operations, include the acquisition of an 80% voting interest in Ryckman Creek Resources, LLC, in December 2017; and

•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas, and risk management, among other activities.
Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Spire Missouri, sales of natural gas from Spire Missouri to Spire Marketing, propane transportation services provided by Spire NGL Inc. to Spire Missouri, and propane storage services provided by Spire Missouri to Spire NGL Inc.
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative, or GAAP standard-setting actions. In fiscal 2018, these items include the revaluation of deferred tax assets and liabilities due to the federal Tax Cuts and Jobs Act (see Note 11, Income Taxes) and the write-off of certain long-standing assets as a result of our Missouri rate proceedings (see Note 3, Regulatory Matters).

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2018
Operating Revenues:
Revenues from external customers	$790.6	$21.3	$1.5	$—	$813.4
Intersegment revenues	0.2	—	2.9	(3.1)	—
Total Operating Revenues	790.8	21.3	4.4	(3.1)	813.4
Operating Expenses:
Gas Utility
Natural and propane gas	403.2	—	—	(19.5)	383.7
Operation and maintenance	145.8	—	—	(2.2)	143.6
Depreciation and amortization	41.1	—	—	—	41.1
Taxes, other than income taxes	58.0	—	—	—	58.0
Total Gas Utility Operating Expenses	648.1	—	—	(21.7)	626.4
Gas Marketing and Other	—	20.2	6.4	18.6	45.2
Total Operating Expenses	648.1	20.2	6.4	(3.1)	671.6
Operating Income (Loss)	$142.7	$1.1	$(2.0)	$—	$141.8
Net Economic Earnings (Loss)	$131.7	$10.2	$(4.7)	$—	$137.2

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2017
Operating Revenues:
Revenues from external customers	$641.1	$22.2	$0.1	$—	$663.4
Intersegment revenues	2.6	—	1.7	(4.3)	—
Total Operating Revenues	643.7	22.2	1.8	(4.3)	663.4
Operating Expenses:
Gas Utility
Natural and propane gas	275.6	—	—	(21.3)	254.3
Operation and maintenance	99.3	—	—	(0.9)	98.4
Depreciation and amortization	37.9	—	—	—	37.9
Taxes, other than income taxes	48.3	—	—	—	48.3
Total Gas Utility Operating Expenses	461.1	—	—	(22.2)	438.9
Gas Marketing and Other	—	23.9	2.3	17.9	44.1
Total Operating Expenses	461.1	23.9	2.3	(4.3)	483.0
Operating Income (Loss)	$182.6	$(1.7)	$(0.5)	$—	$180.4
Net Economic Earnings (Loss)	$112.2	$—	$(3.2)	$—	$109.0

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2018
Operating Revenues:
Revenues from external customers	$1,332.5	$40.9	$1.8	$—	$1,375.2
Intersegment revenues	0.3	—	5.4	(5.7)	—
Total Operating Revenues	1,332.8	40.9	7.2	(5.7)	1,375.2
Operating Expenses:
Gas Utility
Natural and propane gas	666.6	—	—	(42.1)	624.5
Operation and maintenance	245.6	—	—	(4.1)	241.5
Depreciation and amortization	81.4	—	—	—	81.4
Taxes, other than income taxes	94.7	—	—	—	94.7
Total Gas Utility Operating Expenses	1,088.3	—	—	(46.2)	1,042.1
Gas Marketing and Other	—	34.8	10.9	40.5	86.2
Total Operating Expenses	1,088.3	34.8	10.9	(5.7)	1,128.3
Operating Income (Loss)	$244.5	$6.1	$(3.7)	$—	$246.9
Net Economic Earnings (Loss)	$191.2	$13.8	$(9.9)	$—	$195.1

Six Months Ended March 31, 2017
Operating Revenues:
Revenues from external customers	$1,113.4	$43.9	$1.2	$—	$1,158.5
Intersegment revenues	7.0	—	2.4	(9.4)	—
Total Operating Revenues	1,120.4	43.9	3.6	(9.4)	1,158.5
Operating Expenses:
Gas Utility
Natural and propane gas	490.1	—	—	(42.0)	448.1
Operation and maintenance	199.8	—	—	(2.0)	197.8
Depreciation and amortization	75.6	—	—	—	75.6
Taxes, other than income taxes	81.7	—	—	—	81.7
Total Gas Utility Operating Expenses	847.2	—	—	(44.0)	803.2
Gas Marketing and Other	—	46.9	4.3	34.6	85.8
Total Operating Expenses	847.2	46.9	4.3	(9.4)	889.0
Operating Income (Loss)	$273.2	$(3.0)	$(0.7)	$—	$269.5
Net Economic Earnings (Loss)	$164.0	$1.4	$(8.9)	$—	$156.5

The Company’s total assets by segment were as follows:

	March 31,	September 30,	March 31,
	2018	2017	2017
Total Assets:
Gas Utility	$5,484.3	$5,551.2	$5,290.8
Gas Marketing	208.6	246.2	218.2
Other	2,211.9	2,239.5	2,199.1
Eliminations	(1,318.0)	(1,490.2)	(1,451.4)
Total Assets	$6,586.8	$6,546.7	$6,256.7

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net Income	$98.2	$108.0	$214.2	$153.2
Adjustments, pre-tax:
Missouri regulatory adjustments	30.6	—	30.6	—
Unrealized loss on energy-related derivative contracts	11.8	1.6	12.6	5.4
Lower of cost or market inventory adjustments	—	0.1	—	—
Realized gain on economic hedges prior to sale of the physical commodity	(0.2)	(0.1)	(0.3)	(0.2)
Acquisition, divestiture and restructuring activities	2.0	0.1	3.7	0.2
Income tax effect of adjustments	(11.1)	(0.7)	(11.7)	(2.1)
Effects of the Tax Cuts and Jobs Act	5.9	—	(54.0)	—
Net Economic Earnings	$137.2	$109.0	$195.1	$156.5

10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2031, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2018, are estimated at $1,117.9, $465.1, and $288.5 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders. On April 27, 2018, Spire STL Pipeline entered into a construction contract. Construction is subject to project approvals by the FERC and state and local authorities. Though unit pricing generally applies, Spire STL Pipeline currently estimates the total value to be approximately $95.0, with the primary construction period currently scheduled for the second half of calendar 2018. Spire STL Pipeline has the right to terminate at any time with payment for the value of work performed plus costs incurred.
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

Spire
On June 14, 2017, Spire filed a lawsuit against Cellular South, Inc. d/b/a C-Spire in federal district court for the Southern District of Alabama, Civil Action 17-00266-KD-N, seeking a declaratory order that Spire’s SPIRE trademarks do not infringe upon Cellular South’s C-SPIRE trademarks, and that Spire is entitled to federal registration of its trademarks. In prior proceedings before the United States Patent and Trademark Office, Cellular South filed oppositions to Spire’s attempts to register the SPIRE name, the SPIRE logo and the SPIRE LOGO + HANDSHAKE trademarks. In answer to Spire’s lawsuit, Cellular South filed counterclaims alleging infringement and unfair business practices, and seeking a declaration of infringement and that SPIRE marks are not registrable by Spire. On April 23, 2018, the parties mutually agreed to dismiss all litigation concerning the matter and enter into a coexistence agreement for the use of their respective trademarks.
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
Additionally, in correspondence dated November 30, 2016, Region 7 of the EPA has asserted that Spire Missouri is liable under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) for alleged coal gas waste contamination at a third site in the northern portion of the City on which Spire Missouri operated a MGP. Spire Missouri has not owned or operated the site (also known as Station “B”) for over 70 years. Spire Missouri and the site owner have met with the EPA and reviewed its assertions. Both Spire Missouri and the site owner have notified the EPA that information and data provided by the EPA to date does not rise to the level of documenting a threat to the public health or environment. As such, Spire Missouri is requesting more information from the EPA, some of which will also be utilized to identify other former owners and operators of the site that could be added as PRPs. To date, Spire Missouri has not received a response from the EPA.

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
ASC Topic 740, Income Taxes, requires that the effects of changes in tax laws be recognized in the period in which the new law is enacted, or the quarter ended December 31, 2017. It also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. For the Company’s regulated entities, the changes in deferred taxes related to the regulated operations are recorded as either an offset to or creation of a regulatory asset or liability and may be subject to refund to customers in future periods. The changes in deferred taxes that are not associated with rate making (including all changes for the Company’s unregulated operations) are recorded as adjustments to deferred tax expense.
The Company has recorded TCJA impacts and reflected those amounts in the March 31, 2018, financial statements. The amounts recorded are based on information known and reasonable estimates used as of that date, but are subject to change based on a number of factors, including further actions of regulators, the Company filing its tax returns for the year ended September 30, 2017, and completion of the Company’s interim and annual financial statements for the year ending September 30, 2018. The items recorded include the impact of the federal income tax rate reduction and the revaluation of the deferred tax assets and liabilities. In the second quarter of fiscal 2018, the estimated amounts were adjusted to account for effects of the March MoPSC order, including the lower federal tax rate impact for the quarter and reductions in net deferred tax liabilities related to regulatory assets determined not to be recoverable and removed from rate base. The updated total amounts recorded, which had no impact on cash flows for the six months ended March 31, 2018, are presented in the table below.

	Spire	Spire Missouri	Spire Alabama
Adjustment to deferred tax assets	$—	$—	$(60.8)
Adjustment to deferred tax liabilities	(299.5)	(268.2)	—

Adjustment to deferred income tax expense	(69.4)	(54.6)	59.2

Adjustment to regulatory assets	(59.4)	(61.0)	1.6
Adjustment to regulatory liabilities	170.7	152.6	—
As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC 980, Regulated Operations. Reductions in deferred income tax balances due to the reduction in the corporate income tax rate will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred taxes will be determined by state regulators.

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

OVERVIEW
The Company has two reportable segments: Gas Utility and Gas Marketing. Nearly all of Spire’s earnings are derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. The Gas Utility segment consists of the regulated businesses of Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth. Due to the seasonal nature of the Utilities’ business, earnings of Spire, Spire Missouri and Spire Alabama are typically concentrated during the heating season of November through April each fiscal year.
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
Gas Utility - Spire EnergySouth
Spire Gulf and Spire Mississippi are utilities engaged in the purchase, retail distribution and sale of natural gas to 0.1 million customers in southern Alabama and south-central Mississippi. Spire Gulf is regulated by the APSC and Spire Mississippi is regulated by the Mississippi Public Service Commission (MSPSC).
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

•	physical natural gas storage operations, include the acquisition of an 80% voting interest in Ryckman Creek Resources, LLC, in December 2017; and

•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas, and risk management, among other activities.

NON-GAAP MEASURES
Net income, earnings per share and operating income reported by Spire, Spire Missouri and Spire Alabama are determined in accordance with accounting principles generally accepted in the United States of America (GAAP). We also provide the non-GAAP financial measures of net economic earnings, net economic earnings per share and contribution margin. Management and the Board of Directors use non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting, to determine incentive compensation and to evaluate financial performance. These non-GAAP operating metrics should not be considered as alternatives to, or more meaningful than, the related GAAP measures. Reconciliations of non-GAAP financial measures to the most directly comparable GAAP measures are provided on the following pages.
Net Economic Earnings and Net Economic Earnings Per Share
Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative, or GAAP standard-setting actions. In fiscal 2018, these items include the revaluation of deferred tax assets and liabilities due to the federal Tax Cuts and Jobs Act and the write-off of certain long-standing assets as a result of disallowances in our Missouri rate proceedings. In addition, net economic earnings per share excludes the impact, in the fiscal year of issuance, of shares issued to finance acquisitions that have yet to be included in net economic earnings.
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
These adjustments eliminate the impact of timing differences and the impact of current changes in the fair value of financial and physical transactions prior to their completion and settlement. Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transactions occur. Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. While management uses these non-GAAP measures to evaluate both the Utilities and non-utility businesses, the net effect of these fair value and timing adjustments on the Utilities’ earnings is minimal because gains or losses on their natural gas derivative instruments are deferred pursuant to state regulation.
Contribution Margin
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of contribution margin when evaluating results of operations. Contribution margin is defined as operating revenues less natural and propane gas costs and gross receipts tax expense. The Utilities pass to their customers (subject to prudence review by, as applicable, the MoPSC, APSC, or MSPSC) increases and decreases in the wholesale cost of natural gas in accordance with their Purchased Gas Adjustment (PGA) clauses or Gas Supply Adjustment (GSA) rider. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes and gross receipts tax expense (which are calculated as a percentage of revenues), with the same amount (excluding immaterial timing differences) included in revenues, have no direct effect on operating income. Therefore, management believes that contribution margin is a useful supplemental measure, along with the remaining operating expenses, for assessing the Company’s and the Utilities’ performance.
EARNINGS – THREE MONTHS ENDED MARCH 31, 2018
Spire
Net Income and Net Economic Earnings
The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share**
Three Months Ended March 31, 2018
Net Income (Loss) (GAAP)	$102.5	$0.3	$(4.6)	$98.2	$2.03
Adjustments, pre-tax:
Missouri regulatory adjustments	30.6	—	—	30.6	0.63
Unrealized loss on energy-related derivatives	—	11.8	—	11.8	0.24
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.2)	—	(0.2)	(0.01)
Acquisition, divestiture and restructuring activities	0.2	—	1.8	2.0	0.04
Income tax effect of pre-tax adjustments*	(7.6)	(3.0)	(0.5)	(11.1)	(0.22)
Effects of the Tax Cuts and Jobs Act	6.0	1.3	(1.4)	5.9	0.12
Net Economic Earnings (Loss) (Non-GAAP)**	$131.7	$10.2	$(4.7)	$137.2	$2.83

Three Months Ended March 31, 2017
Net Income (Loss) (GAAP)	$112.3	$(1.0)	$(3.3)	$108.0	$2.36
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	—	1.6	—	1.6	0.04
Lower of cost or market inventory adjustments	—	0.1	—	0.1	—
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.1)	—	(0.1)	—
Acquisition, divestiture and restructuring activities	—	—	0.1	0.1	—
Income tax effect of pre-tax adjustments*	(0.1)	(0.6)	—	(0.7)	(0.02)
Net Economic Earnings (Loss) (Non-GAAP)**	$112.2	$—	$(3.2)	$109.0	$2.38

*	Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.
Consolidated
Spire’s net income was $98.2 for the three months ended March 31, 2018, compared with $108.0 for the three months ended March 31, 2017. Basic and diluted earnings per share for the three months ended March 31, 2018, were $2.03, compared with basic and diluted earnings per share of $2.36, for the three months ended March 31, 2017. Net income decreased $9.8, driven primarily by a $23.6 after-tax expense in the Gas Utility segment relating to recovery disallowances resulting from the recent Missouri Utilities’ rate case, partly offset by benefits of lower tax rates from the passage of the federal Tax Cuts and Jobs Act (TCJA) in December 2017, which is described in Note 11 of the Notes to Financial Statements in Item 1. Excluding these impacts, net income increased, reflecting the impact of the return to near-normal weather patterns in the current year which benefited the Gas Utility segment, and improving market conditions for the Gas Marketing segment, partly offset by higher Other expenses. Spire’s net economic earnings were $137.2 ($2.83 per diluted share) for the three months ended March 31, 2018, an increase of $28.2 from the $109.0 ($2.38 per diluted share) reported for the same period last year. The principal drivers of the increase in net economic earnings were consistent with the tax reform and favorable weather patterns outlined above. These impacts are described in further detail below.

Gas Utility
For the three months ended March 31, 2018, net economic earnings for the Gas Utility segment increased $19.5 from the second quarter last year, with all the Utilities showing improvement. As detailed below, the increase was driven primarily by higher contribution margin due to the return of near-normal weather patterns, partly offset by $7.8 in disallowed recoveries due to the recent rate case resolution in Missouri and higher depreciation and amortization expenses resulting from the continued infrastructure investment at all the Utilities. The segment also benefited from a lower tax rate resulting from the implementation of the TCJA, net of those amounts (beginning January 1, 2018 in Alabama and Mississippi and April 19, 2018 in Missouri) that have been or will be reflected in lower customer rates.
Gas Marketing
For the three months ended March 31, 2018, net economic earnings for the Gas Marketing segment increased $10.2 compared with the second quarter last year. The segment benefited from improved market conditions resulting from colder weather and increased temperature volatility that contributed to increased value from regional basis differentials (spreads) and storage optimization versus the prior-year quarter.
Operating Revenues and Expenses and Contribution Margin
Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2018
Operating Income (Loss)	$142.7	$1.1	$(2.0)	$—	$141.8
Operation and maintenance expenses	145.8	1.5	5.8	(2.6)	150.5
Depreciation and amortization	41.1	—	0.4	—	41.5
Taxes, other than income taxes	58.0	0.1	0.1	—	58.2
Less: Gross receipts tax expense	(43.5)	(0.1)	—	—	(43.6)
Contribution Margin (Non-GAAP)	344.1	2.6	4.3	(2.6)	348.4
Natural and propane gas costs	403.2	18.6	0.1	(0.5)	421.4
Gross receipts tax expense	43.5	0.1	—	—	43.6
Operating Revenues	$790.8	$21.3	$4.4	$(3.1)	$813.4

Three Months Ended March 31, 2017
Operating Income (Loss)	$182.6	$(1.7)	$(0.5)	$—	$180.4
Operation and maintenance expenses	99.3	1.5	2.1	(1.4)	101.5
Depreciation and amortization	37.9	—	0.1	—	38.0
Taxes, other than income taxes	48.3	0.1	—	—	48.4
Less: Gross receipts tax expense	(34.1)	(0.1)	—	—	(34.2)
Contribution Margin (Non-GAAP)	334.0	(0.2)	1.7	(1.4)	334.1
Natural and propane gas costs	275.6	22.3	0.1	(2.9)	295.1
Gross receipts tax expense	34.1	0.1	—	—	34.2
Operating Revenues	$643.7	$22.2	$1.8	$(4.3)	$663.4
Consolidated
As shown in the table above, Spire reported an operating revenue increase 0f $150.0 for the three months ended March 31, 2018, compared with the same period last year, with the Gas Utility segment being the primary driver. Spire’s contribution margin increased $14.3 compared with last year due to a $10.1 increase in the Gas Utility segment due to improvements at the Missouri Utilities and Spire Alabama, and a $2.8 increase from the Gas Marketing segment. Depreciation and amortization expenses were up in the Gas Utility segment, reflecting the higher overall capital investments across all utilities. Utilities operation and maintenance (O&M) expenses in the quarter were $46.5 higher than the prior-year quarter, driven primarily by Spire Missouri and Spire Alabama. These fluctuations are described in more detail below.

Gas Utility
Operating Revenues – Gas Utility operating revenues for the three months ended March 31, 2018, were $790.8, or $147.1 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

Missouri Utilities, Spire Alabama and Spire Gulf – Higher PGA/GSA gas cost recoveries	$86.9
Missouri Utilities and Spire Alabama – Volumetric usage	67.7
Missouri Utilities and Spire Alabama – Higher gross receipts taxes	9.0
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	2.2
Missouri Utilities – Customer growth	0.6
Missouri Utilities – Off-system sales and capacity release	(10.6)
Spire Alabama and Spire Gulf – Customer rate reductions resulting from TCJA	(9.0)
Spire Gulf – Rate Stabilization and Equalization (RSE)	(1.8)
All other factors, net	2.1
Total Variation	$147.1
As noted, $86.9 of the operating revenue increase was the result of the higher gas cost recoveries at both Spire Missouri and Spire Alabama. Further, $67.7 of the increase was attributable to higher volumetric usage, which was a function of the return of near-normal weather patterns experienced across all the Utilities’ service areas. Across all of the Utilities’ territories, temperatures were 5% warmer than normal this quarter versus 22% warmer than normal in the comparable prior year period. A $9.0 increase in gross receipts taxes, along with customer growth and higher Missouri ISRS charges, also contributed to the revenue growth. These positive impacts were partly offset by a $10.6 reduction in lower off-system sales and capacity release at the Missouri Utilities, $9.0 lower revenues at Spire Alabama and Spire Gulf resulting from rate reductions to customers due to tax savings from the TCJA, and a $1.8 RSE reduction at Spire Gulf.
Contribution Margin – Gas Utility contribution margin was $344.1 for the three months ended March 31, 2018, a $10.1 increase over the same period last year. The net increase was attributable to the following factors:

Utilities – Volumetric usage	$17.6
Missouri Utilities – Higher ISRS	2.2
Missouri Utilities – Customer growth	0.6
Missouri Utilities – Off-system sales and capacity release	0.3
Spire Alabama and Spire Gulf – Customer rate reductions resulting from TCJA	(9.0)
Spire Gulf – RSE	(1.8)
All other factors, net	0.2
Total Variation	$10.1
The increase in contribution margin was primarily attributable to the return of near-normal weather patterns in the current year period. The Missouri Utilities experienced colder weather this quarter with degree days 3% colder than normal and 34% colder than the prior year. In the Spire Alabama territory, temperatures were 5% warmer than normal this year but 51% colder than in the prior year. Contribution margin was negatively impacted by a $1.8 RSE reduction at Spire Gulf and a $9.0 decrease at Spire Alabama and Spire Gulf, the result of customer rate reductions due to tax savings from the TCJA. The negative impact on contribution margin of these customer rate reductions was offset by a corresponding reduction in income tax in these jurisdictions.
Operating Expenses – Depreciation and amortization expenses for the three months ended March 31, 2018, increased $3.2 from last year, due to higher levels of capital expenditures across all of the Utilities. O&M expenses for the three months ended March 31, 2018, were $46.5 higher than the same period in the prior year, largely due to $38.4 in charges incurred at the Spire Missouri Utilities relating to recoveries disallowed by the MoPSC during the latest rate case. Excluding this impact, O&M increased $7.6 at the Missouri Utilities and $2.6 at Spire Alabama, which more than offsetting the modest $2.1 decrease at the utilities of Spire EnergySouth. The increases at Spire Missouri and Spire Alabama were consistent with the return of near-normal weather patterns, resulting in higher employee-related costs and bad debt expense.

Gas Marketing
Operating Revenues – Operating revenues decreased $0.9 versus the prior-year period as a result of slightly lower volumetric gas sales, lower general pricing levels and the effect of changes in trading activities. Under GAAP, revenues associated with trading activities are presented net of related costs. Average pricing for the three months ended March 31, 2018, was approximately $2.828/MMBtu versus approximately $2.987/MMBtu for the quarter ended March 31, 2017.
Contribution Margin – Gas Marketing contribution margin during the three months ended March 31, 2018, increased $2.8 from the same period last year. The segment benefited from improved market conditions that contributed to increased value from regional basis differentials (spreads) and storage optimization versus the prior-year quarter.
Interest Charges
Consolidated interest charges during the three months ended March 31, 2018, increased by $2.7 from the same period last year. The increase was primarily driven by Spire Missouri’s issuance of $170.0 in long-term debt in September 2017, and Spire Alabama’s issuance of $75.0 of long-term debt: $30.0 on December 1, 2017, and $45.0 on January 12, 2018. In addition, the senior notes issued in March 2017 incurred marginally higher fixed interest this year relative to the interest incurred on the $250.0 floating rate debt redeemed that month. For the three months ended March 31, 2018 and 2017, average short-term borrowings were $481.9 and $529.9, respectively, and the average interest rates on these borrowings were 2.05% and 1.1%, respectively.
Income Taxes
Consolidated income tax expense during the three months ended March 31, 2018, was $34.4 lower than during the prior-year quarter, primarily as a result of the TCJA enacted in December 2017, combined with the effects of lower pre-tax book income. The TCJA is further described in Note 11 of the Notes to Financial Statements in Item 1.
Spire Missouri

	Three Months Ended March 31,
	2018	2017
Operating Income	$52.1	$90.2
Operation and maintenance expenses	103.5	57.5
Depreciation and amortization	25.2	23.0
Taxes, other than income taxes	41.2	35.3
Less: Gross receipts tax expense	(30.6)	(24.9)
Contribution Margin (non-GAAP)	191.4	181.1
Natural and propane gas costs	311.2	241.2
Gross receipts tax expense	30.6	24.9
Operating Revenues	$533.2	$447.2
Net Income	$38.4	$57.0
Operating revenues for the three months ended March 31, 2018, increased $86.0 from the same period last year primarily due to $49.2 in volumetric/usage impacts resulting from the return of near-normal weather patterns, $39.0 higher gas cost recoveries, a $5.1 increase in gross receipts taxes and $2.2 higher ISRS charges that was only partly offset by a $10.6 negative impact of lower off-system sales. Contribution margin for the three months ended March 31, 2018, increased $10.3 from the same period last year, largely due to the $7.5 increase attributable to volumes, and $0.6 resulting from customer growth. O&M expenses for the three months ended March 31, 2018 increased $46.0, largely attributable to $38.4 in charges relating to recoveries disallowed by the MoPSC in the recent rate case. Excluding this impact, O&M was $7.6 in the current year quarter, driven by higher employee-related costs and bad debts. Depreciation and amortization increased $2.2 in the current quarter versus the prior-year quarter due to higher capital investments. Due primarily to the regulatory disallowances being only partly offset by tax rate savings, net income for the three months ended March 31, 2018 decreased $18.6 from the same period last year.

Temperatures in Spire Missouri’s service areas during the three months ended March 31, 2018, were 3% colder than normal and 34% colder than the same period last year, resulting in higher usage on a year-over-year comparative basis. Further, temperatures versus normal (the basis of Spire Missouri’s rate design) resulted in margins returning closer to historical norms. The Missouri Utilities’ total system therms sold and transported were 786.5 million for the three months ended March 31, 2018, compared with 607.7 million for the same period last year. Total off-system therms sold and transported were 37.0 million for the three months ended March 31, 2018, compared with 73.7 million for the same period last year, as a 29% increase in current year system demand reduced therm availability for off-system sales.
Spire Alabama

	Three Months Ended March 31,
	2018	2017
Operating Income	$78.2	$78.9
Operation and maintenance expenses	34.1	31.5
Depreciation and amortization	13.1	12.3
Taxes, other than income taxes	14.4	10.3
Less: Gross receipts tax expense	(11.6)	(7.7)
Contribution Margin (Non-GAAP)	128.2	125.3
Natural and propane gas costs	78.5	25.8
Gross receipts tax expense	11.6	7.7
Operating Revenues	$218.3	$158.8
Net Income	$55.6	$47.6
Operating revenues for the three months ended March 31, 2018, increased $59.5 from the same period last year. The change was principally driven by a $44.3 increase in gas cost recoveries versus the prior year, a $18.9 increase related to volumes, combined with higher gross receipts taxes of $3.9. These positive impacts were only partly offset by customer rate reductions of $7.8 resulting from lower federal income tax from the TCJA. Contribution margin increased $2.9, primarily due to the net increase to the volumetric/weather impact, partly offset by the customer rate reduction of $7.8 representing TCJA tax savings being returned to customers. Depreciation and amortization expenses for the three months ended March 31, 2018, were $0.8 higher than the same period last year, the result of continued infrastructure investment. O&M expenses were $2.6 higher, primarily due to higher bad debts and employee-related costs. Net income during the three months ended March 31, 2018 increased $8.0 versus the same period last year.
Temperatures in Spire Alabama’s service area during the three months ended March 31, 2018, were 5% warmer than normal and 51% colder than a year ago. Spire Alabama’s total system therms sold and transported were 333.7 million for the three months ended March 31, 2018, compared with 278.7 million for the same period last year.

EARNINGS – SIX MONTHS ENDED MARCH 31, 2018
Spire
Net Income and Net Economic Earnings
The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share**
Six Months Ended March 31, 2018
Net Income (GAAP)	$147.7	$3.8	$62.7	$214.2	$4.42
Adjustments, pre-tax:
Missouri regulatory adjustments	30.6	—	—	30.6	0.63
Unrealized loss on energy-related derivatives	—	12.6	—	12.6	0.26
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.3)	—	(0.3)	(0.01)
Acquisition, divestiture and restructuring activities	0.2	—	3.5	3.7	0.08
Income tax effect of adjustments*	(7.6)	(3.2)	(0.9)	(11.7)	(0.24)
Effects of the Tax Cuts and Jobs Act	20.3	0.9	(75.2)	(54.0)	(1.12)
Net Economic Earnings (Loss) (Non-GAAP)	$191.2	$13.8	$(9.9)	$195.1	$4.02

Six Months Ended March 31, 2017
Net Income (Loss) (GAAP)	$164.0	$(1.8)	$(9.0)	$153.2	$3.34
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	—	5.4	—	5.4	0.12
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.2)	—	(0.2)	—
Acquisition, divestiture and restructuring activities	0.1	—	0.1	0.2	0.01
Income tax effect of adjustments*	(0.1)	(2.0)	—	(2.1)	(0.05)
Net Economic Earnings (Loss) (Non-GAAP)	$164.0	$1.4	$(8.9)	$156.5	$3.42

*	Income taxes are calculated by applying applicable federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.
Consolidated
Spire’s net income was $214.2 for the six months ended March 31, 2018, compared with $153.2 for the six months ended March 31, 2017. Basic and diluted earnings per share for the six months ended March 31, 2018, were $4.43 and $4.42, respectively, compared with basic and diluted earnings per share of $3.35 and $3.34, respectively, for the six months ended March 31, 2017. Net income increased $61.0, driven by lower federal tax rates resulting from the implementation of the TCJA net of amounts reflected in lower customer rates, and stronger core operating results of the Gas Utility segment attributable to the near-normal weather patterns in the current year. The Gas Marketing segment also experienced strong operating results, due to improved market conditions in the current year. These positive impacts were offset by $38.4 in pre-tax ($23.6 after-tax) charges at Spire Missouri, the result of the MoPSC disallowing certain recoveries in the recent rate case. Net economic earnings were $195.1 ($4.02 per diluted share) for the six months ended March 31, 2018, up from $156.5 ($3.42 per diluted share) for the same period last year, due to $27.2 in improvements for the Gas Utility and the $12.4 net economic earnings increase experienced by Gas Marketing. These fluctuations are described in more detail below.

Gas Utility
Gas Utility net income decreased by $16.3 and net economic earnings increased $27.2 for the six months ended March 31, 2018, compared with the six months ended March 31, 2017. Both measures benefited from weather patterns that were significantly favorable to the prior year, with temperatures in the Utilities’ territories being 33% colder in the current year. However, net income was negatively impacted by the $23.6 after-tax charge related to certain recoveries for Spire Missouri being disallowed by the MoPSC in the recent rate case proceedings. Net income also was negatively impacted by the net tax changes related to the implementation of the TCJA which was passed in December 2017.
Gas Marketing
The Gas Marketing segment reported net income totaling $3.8 for the six months ended March 31, 2018, versus a loss of $1.8 during the same period last year. Net economic earnings for the six months ended March 31, 2018, were $13.8, an increase of $12.4 from the same period last year. The increase was attributable to improved market conditions as a result of colder weather and increased temperature volatility that contributed to increased value from regional basis differentials (spreads) and storage optimization.

Operating Revenues and Operating Expenses
Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2018
Operating Income (Loss)	$244.5	$6.1	$(3.7)	$—	$246.9
Operation and maintenance expenses	245.6	3.1	10.1	(4.9)	253.9
Depreciation and amortization	81.4	—	0.5	—	81.9
Taxes, other than income taxes	94.7	0.1	0.1	—	94.9
Less: Gross receipts tax expense	(66.6)	(0.1)	—	—	(66.7)
Contribution Margin (Non-GAAP)	599.6	9.2	7.0	(4.9)	610.9
Natural and propane gas costs	666.6	31.6	0.2	(0.8)	697.6
Gross receipts tax expense	66.6	0.1	—	—	66.7
Operating Revenues	$1,332.8	$40.9	$7.2	$(5.7)	$1,375.2

Six Months Ended March 31, 2017
Operating Income (Loss)	$273.2	$(3.0)	$(0.7)	$—	$269.5
Operation and maintenance expenses	199.8	2.9	3.9	(2.6)	204.0
Depreciation and amortization	75.6	—	0.2	—	75.8
Taxes, other than income taxes	81.7	0.2	0.1	—	82.0
Less: Gross receipts tax expense	(53.1)	(0.1)	—	—	(53.2)
Contribution Margin (Non-GAAP)	577.2	—	3.5	(2.6)	578.1
Natural and propane gas costs	490.1	43.8	0.1	(6.8)	527.2
Gross receipts tax expense	53.1	0.1	—	—	53.2
Operating Revenues	$1,120.4	$43.9	$3.6	$(9.4)	$1,158.5
Consolidated
As shown in the table above, Spire’s operating revenues for the six months ended March 31, 2018, increased by $212.4 at the Gas Utility segment and were $3.0 lower in the Gas Marketing segment. The Gas Utility increase was due principally to weather/volumetric impacts and higher gas cost recoveries at the Missouri Utilities and Spire Alabama. The Gas Marketing decrease was due to the impact of lower pricing offsetting higher volumes. Spire’s contribution margin increased $32.8 compared with the same six-month period last year. The growth in contribution margin was primarily attributable to the Gas Utility segment, up $22.4, with the Missouri Utilities up $22.0 and Spire Alabama up $3.4, partially offset by a $3.0 decrease in the utilities of Spire EnergySouth. In addition, Gas Marketing’s contribution margin was up $9.2. Depreciation and amortization expenses were higher in the Gas Utility segment, due to higher capital investments in both the Missouri Utilities and Spire Alabama. Gas Utility O&M expenses increased $45.8, the result of the $38.4 charge in the second quarter for disallowed recoveries at Spire Missouri, and higher expenses at both the Missouri Utilities and Spire Alabama. These fluctuations are described in more detail below.

Gas Utility
Operating Revenues – Gas Utility operating revenues for the six months ended March 31, 2018, were $1,332.8, or $212.4 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

Missouri Utilities and Spire Alabama – Higher PGA/GSA gas cost recoveries	$116.5
Missouri Utilities and Spire Alabama – Volumetric usage	106.6
Missouri Utilities and Spire Alabama – Higher gross receipts taxes	12.5
Missouri Utilities – Higher ISRS	5.6
Missouri Utilities – Customer growth	0.9
Missouri Utilities – Off-system sales and capacity release	(27.4)
Spire Alabama and Spire Gulf – Customer rate reductions resulting from TCJA	(9.0)
Spire Gulf – RSE	(1.8)
All other factors	(2.3)
Total Variation	$212.4
The increase in revenues was driven by $116.5 higher gas cost recoveries between Spire Missouri and Alabama, higher weather/volumetric impacts of $106.6, increases in gross receipt taxes of $12.5, and $5.6 higher ISRS from the Missouri Utilities. These positive impacts were offset by a $27.4 reduction in Spire Missouri off-system and capacity release, customer rate reductions of $9.0 for the customers of Spire Alabama and Spire Gulf resulting from the TCJA and a $1.8 RSE reduction at Spire Gulf.
Contribution Margin – Gas Utility contribution margin was $599.6 for the six months ended March 31, 2018, a $22.4 increase over the same period last year. The increase was attributable to the following factors:

Missouri Utilities and Spire Alabama – Volumetric usage	$25.9
Missouri Utilities – Higher ISRS	5.6
Missouri Utilities – Customer growth	0.9
Missouri Utilities – Off-system sales and capacity release	0.4
Spire Alabama and Spire Gulf – Customer rate reductions resulting from TCJA	(9.0)
Spire Gulf – RSE	(1.8)
All other factors	(1.4)
Total Variation	$22.4
The favorable contribution impact that resulted from the significantly colder weather in the current year combined with the impacts from the Missouri Utilities’ ISRS charges and customer growth more than offset the $9.0 contribution margin reduction due to lower customer rates at Spire Alabama and Spire Gulf as a result of the TCJA, and the $1.8 RSE adjustment at Spire Gulf.
Operating Expenses – Gas Utility O&M expenses for the six months ended March 31, 2018, increased $45.8 from last year, driven by $38.4 of disallowed recoveries at Spire Missouri resulting from the MoPSC rulings in the just-completed rate case. Excluding this charge, O&M increased $7.4, representing an increase of $7.4 at the Missouri Utilities and a $3.2 increase at Spire Alabama, partly offset by a $3.2 decrease at Spire EnergySouth. The O&M expense growth at the Missouri Utilities and Spire Alabama were attributable to the colder weather, with higher employee-related expenses and bad debts at both the Spire Missouri and Spire Alabama in the current year. Depreciation and amortization expenses for the six months ended March 31, 2018, increased $5.8 from the same period last year as a result of higher levels of capital investment over the past year, with $4.3 attributable to Spire Missouri and $1.3 attributable to Spire Alabama.
Gas Marketing
Operating Revenues – Gas Marketing operating revenues during the six months ended March 31, 2018, decreased $3.0 from the same period last year, principally due to higher total volume being offset by lower general pricing levels, along with the effect of changes in trading activities. Overall commodity pricing in the current year was $0.162/MMBtu lower than the prior year.
Contribution Margin – Gas Marketing contribution margin during the six months ended March 31, 2018, increased $9.2 from the same period last year. The increase is primarily due to higher overall volumes, higher storage optimization, and increased value from regional basis differentials (spreads) in the current year, the result of improved market conditions.

Interest Charges
Consolidated interest charges during the six months ended March 31, 2018, were $5.0 higher than the same period last year. The increase was primarily driven by Spire Missouri’s issuance of $170.0 in long-term debt in September 2017, and Spire Alabama’s issuance of $75.0 of long-term debt: $30.0 on December 1, 2017, and $45.0 on January 12, 2018. Marginally higher interest rates on the senior notes issued in March 2017 that were used to retire $250.0 of floating rate debt also contributed to the increase. Also, for the six months ended March 31, 2018 and 2017, average short-term borrowings were $514.2 and $502.2, respectively, and the average interest rates on these borrowings were 1.8% and 1.2%, respectively.
Income Taxes
Consolidated income tax expense during the six months ended March 31, 2018, decreased $89.8, primarily as a result of the TCJA enacted in December 2017. Of the decrease, $54.0 is the result of the revaluation of deferred tax assets and liabilities on the balance sheet that were not reflected in net economic earnings. The remaining reduction is the result of a decrease in current year federal income tax rates due to the TCJA, combined with the effects of lower pre-tax book income. The TCJA is further described in Note 11 of the Notes to Financial Statements in Item 1.
Spire Missouri

	Six Months Ended March 31,
	2018	2017
Operating Income	$126.9	$154.7
Operation and maintenance expenses	163.8	118.0
Depreciation and amortization	50.0	45.7
Taxes, other than income taxes	67.4	59.9
Less: Gross receipts tax expense	(46.8)	(39.0)
Contribution Margin (Non-GAAP)	361.3	339.3
Natural and propane gas costs	517.4	432.5
Gross receipts tax expense	46.8	39.0
Operating Revenues	$925.5	$810.8
Net Income	$127.8	$95.0
Operating revenues during the six months ended March 31, 2018, increased $114.7 from the same period last year primarily due to a $66.2 increase attributable to volumetric impacts, $60.9 higher wholesale gas costs passed on to customers, a $7.2 increase in gross receipts taxes, and ISRS charge increases of $5.6, offset primarily by lower off-system sales of $27.4. Contribution margin increased $22.0 primarily due to the $14.8 increase attributable to higher volumes and weather, higher ISRS charges, and customer growth. O&M expenses during the six months ended March 31, 2018, increased $45.8 from the same period last year. Excluding the $38.4 of disallowed recoveries at Spire Missouri resulting from the MoPSC rulings in the just-completed rate case, O&M expenses were $7.4 higher in the current year versus the prior year period. This increase was primarily attributable to higher weather-driven employee-related and bad debt expenses. Depreciation increased by $4.3 as a result of continuing increases in the levels of capital investment. Net income increased $32.8, as the increase in contribution margin and lower federal income tax rates from the TCJA, more than offset the after-tax impacts of the recovery disallowances.
Temperatures in Spire Missouri’s service areas during the six months ended March 31, 2018, were 25% colder than the same period last year and 1% colder than normal. The Missouri Utilities’ total system therms sold and transported were 1,312.9 million for the six months ended March 31, 2018, compared with 1,092.1 million for the same period last year. Total off-system therms sold and transported were 67.6 million for the six months ended March 31, 2018, compared with 159.5 million for the same period last year.

Spire Alabama

	Six Months Ended March 31,
	2018	2017
Operating Income	$97.2	$98.7
Operation and maintenance expenses	65.9	62.7
Depreciation and amortization	25.9	24.6
Taxes, other than income taxes	22.6	16.9
Less: Gross receipts tax expense	(17.2)	(11.9)
Contribution Margin (Non-GAAP)	194.4	191.0
Natural and propane gas costs	127.5	42.6
Gross receipts tax expense	17.2	11.9
Operating Revenues	$339.1	$245.5
Net Income	$6.0	$57.9

Operating revenues for the six months ended March 31, 2018, increased $93.6 from the same period last year. The change was principally driven by a $55.6 increase in gas cost recoveries versus the prior year, a $40.4 increase related to volumes, combined with higher gross receipts taxes of $5.3. These positive impacts were only slightly offset by customer rate reductions of $7.8 resulting from tax savings from the TCJA. Contribution margin increased $3.4, due to the $11.1 increase due to the favorable volumetric/weather impact, partly offset primarily by the $7.8 customer rate reduction resulting from the TCJA. O&M expenses for the six months ended March 31, 2018, increased $3.2 from the same period last year, primarily driven by increases in employee-related and bad debt expenses. Net income reflects these impacts and also includes the net tax rate change and deferred tax revaluation impacts resulting from the implementation of the TCJA.
Temperatures in Spire Alabama’s service area during the six months ended March 31, 2018, were 48% colder than the same period last year and only 4% warmer than normal. Spire Alabama’s total system therms sold and transported were 571.1 million for the six months ended March 31, 2018, compared with 500.2 million for the same period last year.

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
Spire Missouri
On September 30, 2016, Spire Missouri filed to increase its ISRS revenues by $5.0 for Spire Missouri East and $3.4 for Spire Missouri West, related to ISRS investments from March 2016 through October 2016. On November 29, 2016, MoPSC staff recommended $4.5 and $3.4 for Spire Missouri East and Spire Missouri West, respectively, based on updated filings. On January 3, 2017, the MoPSC held a hearing to decide two issues raised by the Missouri Office of the Public Counsel (OPC) pertaining to the ISRS eligibility of hydrostatic testing done by Spire Missouri West and of the replacement of cast iron main interspersed with portions of plastic pipe. On January 18, 2017, the MoPSC found in favor of the Missouri Utilities on the interspersed plastics issue, but against Spire Missouri West on hydrostatic testing, and issued an order setting the ISRS increases at $4.5 and $3.2 for Spire Missouri East and Spire Missouri West, respectively. Rates were effective January 28, 2017. On March 3, 2017, the OPC filed an appeal to Missouri’s Western District Court of Appeals of the MoPSC’s decision permitting Spire Missouri to include in the ISRS the replacement of cast iron main interspersed with plastic pipe. On November 21, 2017, the Western District reversed the MoPSC’s decision on the plastics issue and remanded the case to the MoPSC for further proceedings. On January 3, 2018, Spire Missouri and the MoPSC applied for transfer of the case to the Missouri Supreme Court, which denied the application on March 6, 2018. On remand, the MoPSC directed the parties to make a recommendation on how to proceed by April 30, 2018.

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
On April 11, 2017, Spire Missouri East filed a general rate case docketed as GR-2017-0215, requesting a net rate increase of $25.5 (or $58.1 less $32.6 already being billed in ISRS). Concurrently Spire Missouri West filed general rate case GR-2017-0216, requesting a net rate increase of $34.0 (or $50.4 less current ISRS billings of $16.4). As is standard practice in Missouri, other parties joined the rate proceeding suggesting alternative rate adjustments, and during the last five months, all parties to the case were involved in evidentiary hearings, filings of briefs and further proceedings related to the impacts of tax reform under the TCJA. On March 7, 2018, the MoPSC issued an Amended Report and Order, approving a base rate revenue requirement increase of $18.0 for Spire Missouri East and $15.2 for Spire Missouri West. The annualized ISRS surcharge amounts of $32.6 for Spire Missouri East and $16.4 for Spire Missouri West were reset to zero, resulting in a net decrease in revenues of $14.6 and $1.2, respectively. These net amounts reflect decreases totaling approximately $33.0 resulting from the TCJA’s federal income tax rate reduction and a related allowance to return excess accumulated deferred income taxes to customers in accordance with Internal Revenue Service normalization requirements. Tariffs reflecting the MoPSC’s Amended Report and Order went into effect on April 19, 2018. Information about changes in the allowed costs for postretirement benefits are described in Note 3 of the Notes to Financial Statements in Item 1. As also discussed in that Note 3, the MoPSC disallowed recovery of certain costs, and Spire Missouri has filed a related notice of appeal to the Missouri Court of Appeals Eastern and Southern Districts.
Spire Alabama
Spire Alabama is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Effective January 1, 2014, Spire Alabama’s allowed range of return on average common equity is 10.5% to 10.95% with an adjusting point of 10.8%. Spire Alabama is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Spire Alabama’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. The RSE reduction for the September 30, 2017 quarterly point of test was $2.7 to bring the expected rate of return on average common equity at the end of the year to within the allowed range of return, effective December 1, 2017. As part of the annual update for RSE, on November 30, 2017, Spire Alabama filed an increase for rate year 2018 of $8.5, which also became effective December 1, 2017. There was no RSE reduction in 2018 for the January 31 quarterly point of test, and no RSE reduction is currently expected for the April 30 quarterly point of test.
The inflation-based Cost Control Measure (CCM), established by the APSC, allows for annual increases to O&M expense. As of September 30, 2017, Spire Alabama recorded a CCM benefit of $10.7 for rate year 2017, which was reflected in rates effective December 1, 2017.
On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability to be recorded for Spire Alabama. Refunds from such negative salvage liability are being passed back to eligible customers on a declining basis through lower tariff rates through rate year 2019 pursuant to the terms of the Negative Salvage Rebalancing rider. The total amount refundable to customers is subject to adjustments over the remaining period for charges made to the Enhanced Stability Reserve and other APSC-approved charges. The refunds are due to a re-estimation of future removal costs provided for through the prior depreciation rates. As of September 30, 2017, $12.3 remained to be refunded to customers, and through March 31, 2018, $6.4 of that has been refunded.
Effective February 1, 2018, Spire Alabama rates were reduced by $12.8 to reflect the impact of tax reform under the TCJA on current income taxes.

Spire
In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.
Spire Gulf’s rates were reduced $1.9 effective February 1, 2018, to reflect lower income taxes resulting from the TCJA.
On April 10, 2018, the MSPSC approved an agreement between Spire Mississippi and the Mississippi Public Utility Staff settling its Rates Stabilization and Adjustments filing that was made on September 15, 2017, and included adjusting the federal income tax rate for the TCJA resulting in a $0.2 reduction in the annualized revenue requirement. New rates were effective May 1, 2018.
In April 2017, Spire STL Pipeline submitted an amended application with FERC requesting issuance of a certificate of convenience and necessity authorizing it to construct, own, and operate an interstate pipeline interconnecting with the Rockies Express pipeline to deliver natural gas to the St. Louis, Missouri, area. As an interstate project, it is under the jurisdiction of the FERC, which is the lead agency for other federal, state, and local permitting authorities. Several parties have filed interventions and comments regarding the Spire STL Pipeline project. The Company is monitoring these closely and has responded where appropriate. In its Environmental Assessment issued on September 29, 2017, the FERC concluded that approval of the Spire STL Pipeline, with appropriate mitigating measures, would not constitute a major federal action significantly affecting the quality of the human environment. Spire STL Pipeline continues to work through the FERC regulatory process and anticipates receiving a Final Order later this fiscal year.

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Spire Missouri’s, and Spire Alabama’s Annual Reports on Form 10-K for the fiscal year ended September 30, 2017, and include regulatory accounting, goodwill, and employee benefits and postretirement obligations. As a result of the MoPSC’s Amended Report and Order in March, we revised estimates of future recovery of certain costs, as described in Note 3 of the Notes to Financial Statements in Item 1 of this Form 10-Q. There were no other significant changes to critical accounting estimates during the six months ended March 31, 2018.
For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
ACCOUNTING PRONOUNCEMENTS
The Company, Spire Missouri and Spire Alabama have evaluated or are in the process of evaluating the impact that recently issued accounting standards will have on the companies’ financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Pronouncements section in Note 1 of the Notes to Financial Statements in Item 1.

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

	Six Months Ended March 31,
Cash Flow Summary	2018	2017
Net cash provided by operating activities	$309.6	$226.1
Net cash used in investing activities	(233.3)	(182.9)
Net cash used in financing activities	(65.9)	(28.8)
For the six months ended March 31, 2018, net cash provided by operating activities increased $83.5 from the corresponding period of fiscal 2017. The change was due to the timing of purchase gas adjustments and fluctuations in working capital items, as discussed above, as well as the increase in net income as adjusted for the non-cash impacts of deferred taxes (discussed in Note 11 of the Notes to Financial Statements in Item 1) and asset write-offs (discussed in Note 3).
For the six months ended March 31, 2018, net cash used in investing activities was $50.4 more than for the same period in the prior year, driven by a $28.5 increase in capital expenditures and a $20.9 change in acquisition activity. The higher spending to this point in the fiscal year is consistent with the Company’s capital expenditure expectations and reflects progress on the Spire STL Pipeline project, as well as investment to support customer growth, new business development, and the continued commitment to infrastructure upgrades at the Utilities. Total capital expenditures for the full fiscal year 2018 are expected to be approximately $500, with approximately $425 for the Utilities. Cash paid for the acquisition of a majority interest in a natural gas storage operation in December 2017 was $16.0 (as described in Note 1 of the Notes to Financial Statements in Item 1) and there were minor acquisition payments in the second quarter of fiscal 2018, while the prior year’s first half included the receipt of a $3.8 cash settlement related to the acquisition of Spire EnergySouth.
Lastly, for the six months ended March 31, 2018, net cash used in financing activities was $37.1 higher than for the six months ended March 31, 2017. This change primarily reflects a net repayment of debt this year versus a net issuance last year, along with an increase in dividends paid.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Cash deposits at the bank were used to support working capital needs of the business. Spire had no short-term investments as of or during the six months ended March 31, 2018.
Short-term Debt
The Utilities’ short-term borrowing requirements typically peak during the colder months, while the Company’s needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper or through the use of a revolving credit facility.
On December 14, 2016, Spire, Spire Missouri, and Spire Alabama entered into a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring December 14, 2021. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. The agreement contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on March 31, 2018, total debt was 54% of total capitalization for the consolidated Company, 48% for Spire Missouri, and 33% for Spire Alabama.
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

Information regarding Spire’s consolidated short-term borrowings is presented in the following table. Based on weighted average short-term borrowings outstanding, a 100-basis-point increase in the weighted average interest rate would decrease pre-tax earnings and cash flows by approximately $5.1 on an annual basis, a portion of which may be offset through the Utilities’ application of PGA and GSA carrying costs.

	Commercial Paper Borrowings	Revolving Credit Facility Borrowings	Total Short-term Borrowings
Six Months Ended March 31, 2018
Weighted average borrowings outstanding	$514.1	$0.1	$514.2
Weighted average interest rate	1.8%	2.8%	1.8%
Range of borrowings outstanding	$345.4 - $632.9	$0.0 - $25.0	$345.4 - $632.9
As of March 31, 2018
Borrowings outstanding	$391.7	$—	$391.7
Weighted average interest rate	2.2%	—%	2.2%
Of Spire’s $391.7 borrowings outstanding as of March 31, 2018, $366.4 was used to provide funding to its subsidiaries, including Spire Missouri ($175.8), Spire Alabama ($82.3), Spire STL Pipeline LLC and natural gas storage ($74.7), Spire EnergySouth and subsidiaries ($4.7), and others ($28.9).
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
At March 31, 2018, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had fixed-rate long-term debt totaling $2,197.0, of which $980.0 was issued by Spire Missouri, $325.0 was issued by Spire Alabama, and $77.0 was issued by other subsidiaries. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt typically would be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Including the current portion of long-term debt, and treating the redeemable noncontrolling interest as equity, the Company’s long-term consolidated capitalization at March 31, 2018, consisted of 49.8% equity, compared to 48.7% equity at September 30, 2017.
Spire has a shelf registration statement on Form S-3 on file with the US Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 233,127 and 228,400 shares at March 31, 2018, and April 30, 2018, respectively, remaining available for issuance under this Form S-3. Spire also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities, which expires September 23, 2019. Spire Missouri has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt, and preferred stock, which expires on September 23, 2019.
Spire Missouri has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $300.0 for financings placed any time before September 30, 2018. Spire Missouri has issued $170.0 in securities under this authorization, so as of December 31, 2017, $130.0 remains available to be issued. On March 14, 2018, Spire Missouri filed a 60-day notice of its intent to file for a new financing authorization from the MoPSC.
On October 3, 2017, Spire Alabama received authorization and approval from the APSC to borrow up to $75.0 for general corporate purposes and to retire short-term debt. On December 1, 2017, Spire Alabama entered into the First Supplement to Master Note Purchase Agreement with certain institutional investors. Pursuant to the terms of that supplement, on December 1, 2017, Spire Alabama issued and sold $30 million in aggregate principal amount of its 4.02% Series 2017A Senior Notes due January 15, 2058, and on January 12, 2018, issued and sold $45 million aggregate principal amount of its 3.92% Series 2017B Senior Notes due January 15, 2048, to those institutional investors. The notes bear interest from the date of issuance, payable semi-annually on the 15th day of July and January of each year, commencing on July 15, 2018. The notes are senior unsecured obligations of Spire Alabama, rank equal in right to payment with all its other senior unsecured indebtedness, and have make-whole and par call options. Spire Alabama used the proceeds from the sale of the notes to repay short-term debt and for general corporate purposes.

CONTRACTUAL OBLIGATIONS
During the six months ended March 31, 2018, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Form 10-K for the fiscal year ended September 30, 2017. On April 27, 2018, Spire STL Pipeline entered into a construction contract. Construction is subject to project approvals by the FERC and state and local authorities. Though unit pricing generally applies, Spire STL Pipeline currently estimates the total value to be approximately $95.0, with the primary construction period currently scheduled for the second half of calendar 2018. Spire STL Pipeline has the right to terminate at any time with payment for the value of work performed plus costs incurred. More information about this contract is provided under Item 5 of Part II.

MARKET RISK
There were no material changes in the Company’s commodity price risk or counterparty credit risk as of March 31, 2018, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K as of September 30, 2017. During the second quarter of fiscal 2017, Spire entered into a ten-year interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $1.0 mark-to-market gain on this swap for the six months ended March 31, 2018. During October 2017, Spire entered into a three-month interest rate swap with a fixed interest rate of 2.591% and a notional amount of $56.0 to protect itself against adverse movements in interest rates on Spire Alabama debt that was issued in December 2017 and January 2018. During the first quarter of fiscal 2018, the Company settled the swap for a gain of $0.4 which will be amortized over the hedged periods. The fair values of related derivative instruments are shown in Note 6, Fair Value Measurements. Information about the Company’s short-term and long-term debt is included under the heading Liquidity and Capital Resources in this Item 2.

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

OFF-BALANCE SHEET ARRANGEMENTS
At March 31, 2018, the Company had no off-balance-sheet financing arrangements, other than operating leases and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The only repurchase of Spire’s common stock in the quarter would be pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. During the three months ended March 31, 2018, there were no such repurchases of Spire’s common stock.
Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of March 31, 2018, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 5. Other Information
On April 27, 2018, Spire STL Pipeline LLC, a wholly-owned, indirect subsidiary of Spire Inc. (“Spire STL Pipeline”) and Michels Corporation (“Michels”) entered into a Contract for Procurement and Installation of Gas Pipeline dated as of April 26, 2018 (the “Construction Contract”). Under the terms of the Construction Contract and subject to applicable regulatory approvals, Michels will construct and install the interstate pipeline proposed by Spire STL Pipeline whose application for approval is pending before the Federal Energy Regulatory Commission. Though unit pricing generally applies under the Construction Contract, Spire STL Pipeline currently estimates the total value to be approximately $95.0 million. Spire STL Pipeline is required to make certain upfront payments totaling $12.5 million upon Michels’ mobilization, with all remaining payments subject to a 10% retention. Spire STL Pipeline has the right to delay mobilization for up to 105 days by payment of certain delay fees. In addition to mutual default termination rights, Spire STL Pipeline has the right to terminate at any time with payment to Michels for the value of work performed plus its costs. Michels also has the right to terminate if Spire STL Pipeline delays mobilization by 90 days or more. Assuming no changes to schedule due to force majeure or regulatory or other delay, Michels will mobilize on June 25, 2018, with substantial completion on December 18, 2018, and liquidated damages commencing at $50,000 per day thereafter.

Item 6. Exhibits

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

(x)
Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Income and Condensed Statements of Income for the three and six months ended March 31, 2018 and 2017; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income and Condensed Statements of Comprehensive Income for the three and six months ended March 31, 2018 and 2017; (iv) unaudited Condensed Consolidated Balance Sheets and Condensed Balance Sheets at March 31, 2018, September 30, 2017, and March 31, 2017; (v) unaudited Condensed Consolidated Statements of Shareholders’ Equity and Condensed Statements of Shareholder’s Equity for the six months ended March 31, 2018 and 2017; (vi) unaudited Condensed Consolidated Statements of Cash Flows and Condensed Statements of Cash Flows for the six months ended March 31, 2018 and 2017, and (vii) combined Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	May 2, 2018	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	May 2, 2018	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Alabama Inc.

Date:	May 2, 2018	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)