Form 10-Q
period 2018-06-30
SPIRE INC; SPIRE MISSOURI INC; SPIRE ALABAMA INC
filed 2018-08-03
CIK 1126956, 57183, 3146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 2101 6th Avenue North Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	[ ]
Spire Missouri Inc.	[ ]
Spire Alabama Inc.	[ ]

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes [ ]	No [ X ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]

The number of shares outstanding of each registrant’s common stock as of July 30, 2018, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	50,669,092
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

APSC	Alabama Public Service Commission	O&M	Operation and maintenance expense
ASC	Accounting Standards Codification	PGA	Purchased Gas Adjustment
Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	RSE	Rate Stabilization and Equalization
FASB	Financial Accounting Standards Board	SEC	US Securities and Exchange Commission
FERC	Federal Energy Regulatory Commission	Spire	Spire Inc.
GAAP	Accounting principles generally accepted in the United States of America	Spire Alabama	Spire Alabama Inc.
Gas Marketing	Segment including Spire Marketing, which is engaged in the non-regulated marketing of natural gas and related activities	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi
Gas Utility	Segment including the regulated operations of the Utilities	Spire Gulf	Spire Gulf Inc.
GSA	Gas Supply Adjustment	Spire Marketing	Spire Marketing Inc.
ISRS	Infrastructure System Replacement Surcharge	Spire Mississippi	Spire Mississippi Inc.
Missouri Utilities	Spire Missouri, including Spire Missouri East and Spire Missouri West, the utilities serving Missouri	Spire Missouri	Spire Missouri Inc.
MMBtu	Million British thermal units	Spire Missouri East	Spire Missouri’s eastern service territory
MoPSC	Missouri Public Service Commission	Spire Missouri West	Spire Missouri’s western service territory
MSPSC	Mississippi Public Service Commission	TCJA	The Tax Cuts and Jobs Act of 2017
NYSE	New York Stock Exchange	US	United States
		Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth

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

Item 1. Financial Statements

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Operating Revenues:
Gas Utility	$334.8	$305.1	$1,667.3	$1,419.1
Gas Marketing and other	15.8	18.4	58.5	62.9
Total Operating Revenues	350.6	323.5	1,725.8	1,482.0
Operating Expenses:
Gas Utility
Natural and propane gas	107.2	76.7	731.7	524.8
Operation and maintenance	105.6	100.8	347.1	298.6
Depreciation and amortization	40.5	38.4	121.9	114.0
Taxes, other than income taxes	33.5	30.5	128.2	112.2
Total Gas Utility Operating Expenses	286.8	246.4	1,328.9	1,049.6
Gas Marketing and other	11.4	26.8	97.6	112.6
Total Operating Expenses	298.2	273.2	1,426.5	1,162.2
Operating Income	52.4	50.3	299.3	319.8
Other Income - Net	3.4	1.5	6.3	5.6
Interest Charges:
Interest on long-term debt	20.8	19.0	62.5	57.3
Other interest charges	3.4	2.4	11.5	8.9
Total Interest Charges	24.2	21.4	74.0	66.2
Income Before Income Taxes	31.6	30.4	231.6	259.2
Income Tax Expense (Benefit)	5.7	8.7	(8.5)	84.3
Net Income	$25.9	$21.7	$240.1	$174.9

Weighted Average Number of Shares Outstanding:
Basic	49.6	48.1	48.7	46.4
Diluted	49.7	48.2	48.8	46.6
Basic Earnings Per Share	$0.52	$0.45	$4.92	$3.76
Diluted Earnings Per Share	$0.52	$0.45	$4.91	$3.75
Dividends Declared Per Share	$0.5625	$0.525	$1.6875	$1.575

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net Income	$25.9	$21.7	$240.1	$174.9
Other Comprehensive Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging gains (losses) arising during the period	0.6	(1.0)	2.5	11.5
Reclassification adjustment for (gains) losses included in net income	(0.3)	—	(1.1)	0.1
Net unrealized gains (losses) on cash flow hedging derivative instruments	0.3	(1.0)	1.4	11.6
Net gains on defined benefit pension and other postretirement plans	—	0.1	0.1	0.2
Net unrealized losses on available for sale securities	—	—	(0.1)	(0.1)
Other Comprehensive Income (Loss), Before Tax	0.3	(0.9)	1.4	11.7
Income Tax (Benefit) Expense Related to Items of Other Comprehensive Income	—	(0.4)	0.2	4.3
Other Comprehensive Income (Loss), Net of Tax	0.3	(0.5)	1.2	7.4
Comprehensive Income	$26.2	$21.2	$241.3	$182.3

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2018	2017	2017
ASSETS
Utility Plant	$5,501.6	$5,278.4	$5,071.4
Less: Accumulated depreciation and amortization	1,669.8	1,613.2	1,609.6
Net Utility Plant	3,831.8	3,665.2	3,461.8
Non-utility Property (net of accumulated depreciation and amortization of $9.7, $8.6 and $8.4 at June 30, 2018, September 30, 2017, and June 30, 2017, respectively)	143.5	52.0	39.9
Goodwill	1,171.6	1,171.6	1,163.9
Other Investments	71.0	64.2	63.8
Total Other Property and Investments	1,386.1	1,287.8	1,267.6
Current Assets:
Cash and cash equivalents	6.9	7.4	8.3
Accounts receivable:
Utility	159.8	140.5	141.9
Other	111.6	149.2	124.0
Allowance for doubtful accounts	(24.7)	(18.3)	(17.7)
Delayed customer billings	32.8	3.4	7.0
Inventories:
Natural gas	119.8	194.9	144.4
Propane gas	12.0	12.0	12.0
Materials and supplies	21.4	18.9	18.4
Natural gas receivable	2.7	1.9	6.5
Derivative instrument assets	8.4	5.9	7.3
Unamortized purchased gas adjustments	14.6	102.6	73.9
Other regulatory assets	82.1	72.9	70.7
Prepayments and other	37.5	34.2	32.4
Total Current Assets	584.9	725.5	629.1
Deferred Charges:
Regulatory assets	695.1	791.1	840.5
Other	87.0	77.1	99.2
Total Deferred Charges	782.1	868.2	939.7
Total Assets	$6,584.9	$6,546.7	$6,298.2

SPIRE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,	June 30,
	2018	2017	2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 70.0 million shares authorized; 50.7 million, 48.3 million and 48.3 million shares issued and outstanding at June 30, 2018, September 30, 2017 and June 30, 2017, respectively)	$50.7	$48.3	$48.2
Paid-in capital	1,480.2	1,325.6	1,323.7
Retained earnings	772.4	614.2	653.1
Accumulated other comprehensive income	4.4	3.2	3.2
Total Equity	2,307.7	1,991.3	2,028.2
Redeemable noncontrolling interest	6.5	—	—
Long-term debt (less current portion)	2,024.5	1,995.0	1,925.3
Total Capitalization	4,338.7	3,986.3	3,953.5
Current Liabilities:
Current portion of long-term debt	155.5	100.0	—
Notes payable	191.0	477.3	450.7
Accounts payable	195.5	257.1	206.4
Advance customer billings	9.7	32.0	15.9
Wages and compensation accrued	39.6	38.7	38.9
Dividends payable	28.4	26.6	26.3
Customer deposits	35.4	34.9	35.0
Interest accrued	27.8	14.6	24.2
Taxes accrued	56.5	61.0	55.6
Unamortized purchased gas adjustments	1.1	1.0	1.0
Other regulatory liabilities	23.4	21.6	24.9
Other	50.2	33.1	30.9
Total Current Liabilities	814.1	1,097.9	909.8
Deferred Credits and Other Liabilities:
Deferred income taxes	476.8	707.5	705.3
Pension and postretirement benefit costs	219.3	237.4	300.4
Asset retirement obligations	305.9	296.6	214.7
Regulatory liabilities	364.3	157.2	139.8
Other	65.8	63.8	74.7
Total Deferred Credits and Other Liabilities	1,432.1	1,462.5	1,434.9
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$6,584.9	$6,546.7	$6,298.2

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*	Total
(Dollars in millions)	Shares	Par
Balance at September 30, 2016	45,650,642	$45.6	$1,175.9	$550.9	$(4.2)	$1,768.2
Net income	—	—	—	174.9	—	174.9
Common stock offering	2,504,684	2.5	143.0	—	—	145.5
Dividend reinvestment plan	18,025	—	1.2	—	—	1.2
Stock-based compensation costs	—	—	5.9	0.9	—	6.8
Stock issued under stock-based compensation plans	119,660	0.1	(0.1)	—	—	—
Employee’s tax withholding for stock-based compensation	(35,167)	—	(2.2)	—	—	(2.2)
Dividends declared	—	—	—	(73.6)	—	(73.6)
Other comprehensive income, net of tax	—	—	—	—	7.4	7.4
Balance at June 30, 2017	48,257,844	$48.2	$1,323.7	$653.1	$3.2	$2,028.2

Balance at September 30, 2017	48,263,243	$48.3	$1,325.6	$614.2	$3.2	$1,991.3
Net income	—	—	—	240.1	—	240.1
Common stock offering	2,300,000	2.3	150.7	—	—	153.0
Dividend reinvestment plan	16,952	—	1.2	—	—	1.2
Stock-based compensation costs	—	—	5.6	—	—	5.6
Stock issued under stock-based compensation plans	111,742	0.1	(0.1)	—	—	—
Employee’s tax withholding for stock-based compensation	(33,777)	—	(2.8)	—	—	(2.8)
Dividends declared	—	—	—	(81.9)	—	(81.9)
Other comprehensive income, net of tax	—	—	—	—	1.2	1.2
Balance at June 30, 2018	50,658,160	$50.7	$1,480.2	$772.4	$4.4	$2,307.7

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2018	2017
Operating Activities:
Net Income	$240.1	$174.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122.9	114.4
Deferred income taxes and investment tax credits	(9.5)	84.1
Changes in assets and liabilities:
Accounts receivable	20.1	(33.1)
Unamortized purchased gas adjustments	133.0	(26.1)
Accounts payable	(53.0)	14.8
Delayed/advance customer billings – net	(51.6)	(59.7)
Taxes accrued	(4.4)	(4.8)
Inventories	72.6	27.5
Other assets and liabilities	(3.4)	24.2
Other	44.5	4.5
Net cash provided by operating activities	511.3	320.7
Investing Activities:
Capital expenditures	(334.3)	(298.6)
Business acquisitions	(28.1)	3.8
Other	(8.9)	1.1
Net cash used in investing activities	(371.3)	(293.7)
Financing Activities:
Issuance of long-term debt	75.0	250.0
Repayment of long-term debt	—	(393.8)
(Repayment) issuance of short-term debt – net	(286.3)	52.0
Issuance of common stock	154.2	146.4
Dividends paid	(80.2)	(70.9)
Other	(3.2)	(7.6)
Net cash used in financing activities	(140.5)	(23.9)
Net (Decrease) Increase in Cash and Cash Equivalents	(0.5)	3.1
Cash and Cash Equivalents at Beginning of Period	7.4	5.2
Cash and Cash Equivalents at End of Period	$6.9	$8.3

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(60.6)	$(54.5)
Income taxes	(0.9)	(0.7)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2018	2017	2018	2017
Operating Revenues:
Utility	$215.5	$198.5	$1,141.0	$1,009.3
Total Operating Revenues	215.5	198.5	1,141.0	1,009.3
Operating Expenses:
Utility
Natural and propane gas	81.1	61.9	598.5	494.4
Operation and maintenance	65.5	61.2	229.3	179.2
Depreciation and amortization	24.2	23.2	74.2	68.9
Taxes, other than income taxes	23.7	21.7	91.1	81.6
Total Operating Expenses	194.5	168.0	993.1	824.1
Operating Income	21.0	30.5	147.9	185.2
Other Income - Net	2.0	0.7	2.8	2.7
Interest Charges:
Interest on long-term debt	9.6	8.0	29.3	24.5
Other interest charges	1.7	1.5	5.5	4.4
Total Interest Charges	11.3	9.5	34.8	28.9
Income Before Income Taxes	11.7	21.7	115.9	159.0
Income Tax Expense (Benefit)	0.2	6.2	(23.4)	48.5
Net Income	$11.5	$15.5	$139.3	$110.5

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net Income	$11.5	$15.5	$139.3	$110.5
Other Comprehensive Income, Net of Tax	0.1	—	—	—
Comprehensive Income	$11.6	$15.5	$139.3	$110.5

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2018	2017	2017
ASSETS
Utility Plant	$3,227.1	$3,091.8	$2,914.1
Less: Accumulated depreciation and amortization	697.6	681.6	670.3
Net Utility Plant	2,529.5	2,410.2	2,243.8
Goodwill	210.2	210.2	210.2
Other Property and Investments	56.7	59.4	58.9
Total Other Property and Investments	266.9	269.6	269.1
Current Assets:
Cash and cash equivalents	3.5	2.5	2.6
Accounts receivable:
Utility	110.5	101.7	94.4
Associated companies	3.2	3.3	1.7
Other	18.7	15.0	13.8
Allowance for doubtful accounts	(18.2)	(14.1)	(13.4)
Delayed customer billings	32.8	3.4	7.0
Inventories:
Natural gas	76.8	138.2	93.6
Propane gas	12.0	12.0	12.0
Materials and supplies	12.4	11.3	11.3
Derivative instrument assets	—	0.1	0.7
Unamortized purchased gas adjustments	7.0	57.4	29.0
Other regulatory assets	48.1	38.2	38.2
Prepayments and other	20.3	19.6	21.3
Total Current Assets	327.1	388.6	312.2
Deferred Charges:
Regulatory assets	473.8	557.8	583.4
Other	7.7	5.3	3.1
Total Deferred Charges	481.5	563.1	586.5
Total Assets	$3,605.0	$3,631.5	$3,411.6

SPIRE MISSOURI INC.
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,	June 30,
	2018	2017	2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 shares issued and outstanding)	$759.3	$756.2	$755.3
Retained earnings	519.8	416.5	414.0
Accumulated other comprehensive loss	(1.7)	(1.7)	(1.8)
Total Equity	1,277.4	1,171.0	1,167.5
Long-term debt	824.2	873.9	804.5
Total Capitalization	2,101.6	2,044.9	1,972.0
Current Liabilities:
Current portion of long-term debt	150.0	100.0	—
Notes payable – associated companies	128.6	203.0	260.2
Accounts payable	62.3	89.9	54.0
Accounts payable – associated companies	4.9	5.4	5.4
Advance customer billings	—	13.3	0.7
Wages and compensation accrued	30.5	29.6	29.4
Dividends payable	9.0	—	—
Customer deposits	13.0	13.3	13.2
Interest accrued	11.6	8.0	9.5
Taxes accrued	26.5	34.1	28.3
Regulatory liabilities	8.7	2.7	2.7
Other	17.4	8.5	7.5
Total Current Liabilities	462.5	507.8	410.9
Deferred Credits and Other Liabilities:
Deferred income taxes	393.9	623.8	620.9
Pension and postretirement benefit costs	154.4	173.0	204.2
Asset retirement obligations	163.6	158.6	77.9
Regulatory liabilities	281.6	81.2	83.6
Other	47.4	42.2	42.1
Total Deferred Credits and Other Liabilities	1,040.9	1,078.8	1,028.7
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$3,605.0	$3,631.5	$3,411.6

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*
(Dollars in millions)	Shares	Par				Total
Balance at September 30, 2016	24,577	$0.1	$751.9	$318.3	$(1.8)	$1,068.5
Net income	—	—	—	110.5	—	110.5
Stock-based compensation costs	—	—	3.3	—	—	3.3
Dividends declared	—	—	—	(14.8)	—	(14.8)
Balance at June 30, 2017	24,577	$0.1	$755.2	$414.0	$(1.8)	$1,167.5

Balance at September 30, 2017	24,577	$0.1	$756.1	$416.5	$(1.7)	$1,171.0
Net income	—	—	—	139.3	—	139.3
Stock-based compensation costs	—	—	3.1	—	—	3.1
Dividends declared	—	—	—	(36.0)	—	(36.0)
Balance at June 30, 2018	24,577	$0.1	$759.2	$519.8	$(1.7)	$1,277.4

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2018	2017
Operating Activities:
Net Income	$139.3	$110.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.2	68.9
Deferred income taxes and investment tax credits	(23.4)	48.5
Changes in assets and liabilities:
Accounts receivable	(8.3)	(11.0)
Unamortized purchased gas adjustments	95.3	12.8
Accounts payable	(19.6)	(6.2)
Delayed/advance customer billings – net	(42.7)	(53.8)
Taxes accrued	(7.5)	(0.7)
Inventories	60.3	31.6
Other assets and liabilities	(6.3)	0.5
Other	44.1	1.4
Net cash provided by operating activities	305.4	202.5
Investing Activities:
Capital expenditures	(203.1)	(189.5)
Other	0.1	0.7
Net cash used in investing activities	(203.0)	(188.8)
Financing Activities:
Repayment of short-term debt – net	—	(243.7)
(Repayments to) borrowings from Spire – net	(74.4)	260.2
Dividends paid	(27.0)	(28.7)
Other	—	(1.0)
Net cash used in financing activities	(101.4)	(13.2)
Net Increase in Cash and Cash Equivalents	1.0	0.5
Cash and Cash Equivalents at Beginning of Period	2.5	2.1
Cash and Cash Equivalents at End of Period	$3.5	$2.6

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(30.7)	$(26.9)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2018	2017	2018	2017
Operating Revenues:
Utility	$100.3	$90.5	$439.4	$336.0
Total Operating Revenues	100.3	90.5	439.4	336.0
Operating Expenses:
Utility
Natural gas	32.2	22.5	159.7	65.1
Operation and maintenance	34.2	32.9	100.1	95.6
Depreciation and amortization	13.5	12.6	39.4	37.2
Taxes, other than income taxes	8.1	7.0	30.7	23.9
Total Operating Expenses	88.0	75.0	329.9	221.8
Operating Income	12.3	15.5	109.5	114.2
Other Income - Net	0.5	0.6	1.4	2.1
Interest Charges:
Interest on long-term debt	3.6	2.8	10.0	8.4
Other interest charges	0.8	0.8	2.8	2.3
Total Interest Charges	4.4	3.6	12.8	10.7
Income Before Income Taxes	8.4	12.5	98.1	105.6
Income Tax Expense	2.1	5.1	85.8	40.3
Net Income	$6.3	$7.4	$12.3	$65.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2018	2017	2017
ASSETS
Utility Plant	$1,920.3	$1,838.0	$1,809.0
Less: Accumulated depreciation and amortization	816.8	782.0	791.2
Net Utility Plant	1,103.5	1,056.0	1,017.8
Current Assets:
Cash and cash equivalents	—	0.1	0.1
Accounts receivable:
Utility	40.3	32.0	40.6
Associated companies	0.2	—	0.2
Other	6.5	6.2	5.8
Allowance for doubtful accounts	(3.6)	(2.6)	(2.2)
Inventories:
Natural gas	30.5	33.9	29.0
Materials and supplies	7.7	6.5	5.9
Unamortized purchased gas adjustments	7.6	45.2	44.9
Other regulatory assets	19.3	19.4	17.3
Prepayments and other	8.6	6.7	6.6
Total Current Assets	117.1	147.4	148.2
Deferred Charges:
Regulatory assets	193.4	197.0	228.7
Deferred income taxes	98.2	185.6	181.1
Other	58.6	57.0	63.2
Total Deferred Charges	350.2	439.6	473.0
Total Assets	$1,570.8	$1,643.0	$1,639.0

SPIRE ALABAMA INC.
CONDENSED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	September 30,	June 30,
	2018	2017	2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$390.9	$420.9	$420.9
Retained earnings	436.3	446.5	463.5
Total Equity	827.2	867.4	884.4
Long-term debt	322.5	247.8	247.7
Total Capitalization	1,149.7	1,115.2	1,132.1
Current Liabilities:
Notes payable – associated companies	69.6	169.9	114.9
Accounts payable	44.6	44.4	45.1
Accounts payable – associated companies	2.0	1.6	1.4
Advance customer billings	9.5	18.6	15.2
Wages and compensation accrued	7.4	7.4	7.5
Customer deposits	18.6	17.9	18.1
Interest accrued	5.0	3.3	3.5
Taxes accrued	26.8	23.4	20.5
Regulatory liabilities	8.8	12.0	17.8
Other	3.3	2.9	3.4
Total Current Liabilities	195.6	301.4	247.4
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	51.8	50.2	77.9
Asset retirement obligations	132.4	128.4	125.4
Regulatory liabilities	33.7	39.6	34.4
Other	7.6	8.2	21.8
Total Deferred Credits and Other Liabilities	225.5	226.4	259.5
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$1,570.8	$1,643.0	$1,639.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY
(UNAUDITED)

	Common Stock Outstanding		Paid-in Capital	Retained Earnings
(Dollars in millions)	Shares	Par			Total
Balance at September 30, 2016	1,972,052	$—	$451.9	$415.4	$867.3
Net income	—	—	—	65.3	65.3
Return of capital to Spire	—	—	(31.0)	—	(31.0)
Dividends declared	—	—	—	(17.2)	(17.2)
Balance at June 30, 2017	1,972,052	$—	$420.9	$463.5	$884.4

Balance at September 30, 2017	1,972,052	$—	$420.9	$446.5	$867.4
Net income	—	—	—	12.3	12.3
Return of capital to Spire	—	—	(30.0)	—	(30.0)
Dividends declared	—	—	—	(22.5)	(22.5)
Balance at June 30, 2018	1,972,052	$—	$390.9	$436.3	$827.2

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2018	2017
Operating Activities:
Net Income	$12.3	$65.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.4	37.2
Deferred income taxes and investment tax credits	85.8	40.3
Changes in assets and liabilities:
Accounts receivable	(14.9)	(12.4)
Unamortized purchased gas adjustments	37.6	(39.3)
Accounts payable	(0.1)	10.7
Advance customer billings	(9.1)	(5.9)
Taxes accrued	3.4	(1.1)
Inventories	2.2	5.6
Other assets and liabilities	6.6	(4.1)
Other	(0.5)	(0.3)
Net cash provided by operating activities	162.7	96.0
Investing Activities:
Capital expenditures	(83.6)	(80.2)
Other	(1.0)	—
Net cash used in investing activities	(84.6)	(80.2)
Financing Activities:
Issuance of long-term debt	75.0	—
Repayments of short-term debt – net	—	(82.0)
(Repayments to) borrowings from Spire – net	(100.3)	114.9
Return of capital to Spire	(30.0)	(31.0)
Dividends paid	(22.5)	(17.2)
Other	(0.4)	(0.4)
Net cash used in financing activities	(78.2)	(15.7)
Net (Decrease) Increase in Cash and Cash Equivalents	(0.1)	0.1
Cash and Cash Equivalents at Beginning of Period	0.1	—
Cash and Cash Equivalents at End of Period	$—	$0.1

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(10.0)	$(9.3)
Income taxes	—	—

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
The consolidated financial position, results of operations, and cash flows of Spire include the accounts of the Company and all its subsidiaries. One subsidiary acquired an 80% voting interest in a natural gas storage facility in December 2017, and the redeemable noncontrolling interest is shown as temporary equity on the balance sheet. Transactions and balances between consolidated entities have been eliminated from the consolidated financial statements of Spire. In compliance with GAAP, transactions between Spire Missouri and Spire Alabama and their affiliates, as well as intercompany balances on their balance sheets, have not been eliminated from their separate financial statements.
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
REVENUE RECOGNITION – The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities, Spire Gulf and Spire Mississippi record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues for Spire Missouri at June 30, 2018, September 30, 2017, and June 30, 2017, were $31.5, $30.1, and $31.9, respectively.
Spire Alabama records natural gas distribution revenues in accordance with the tariff established by the Alabama Public Service Commission (APSC). Unbilled revenue is accrued in an amount equal to the related gas cost, as profit margin is not considered earned until billed. The amounts of accrued unbilled revenues for Spire Alabama at June 30, 2018, September 30, 2017, and June 30, 2017 were $1.7, $1.9, and $6.0, respectively.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Spire	$20.4	$18.0	$87.1	$71.7
Spire Missouri	14.5	12.4	61.3	52.0
Spire Alabama	5.2	4.2	22.4	16.1
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Purchases of natural gas from Spire Marketing	$10.4	$11.8	$52.0	$53.3
Sales of natural gas to Spire Marketing	—	1.5	0.3	7.8
Transportation services received from Spire NGL Inc.	0.3	0.3	0.8	0.8

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	June 30,	September 30,	June 30,
	2018	2017	2017
Spire	$33.8	$41.0	$26.5
Spire Missouri	21.9	28.9	16.5
Spire Alabama	9.9	9.4	7.9
NEW ACCOUNTING PRONOUNCEMENTS – In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. Under the new standard, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current guidance. ASU No. 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Existing alternative revenue program guidance, though excluded by the FASB in updating specific guidance associated with revenue from contracts with customers, was relocated without substantial modification to accounting guidance for rate-regulated entities. It will require separate presentation of such revenues in the statement of income. Entities have the option of using either a full retrospective or modified retrospective approach in adopting this guidance. In August 2015, the FASB issued ASU No. 2015-14, which made the guidance in ASU No. 2014-09 effective for fiscal years beginning after December 15, 2017, and interim periods within those years. In 2016 and 2017, the FASB issued related ASU Nos. 2016-08, 2016-10, 2016-11, 2016-12, 2016-20, and 2017-14, which further modified the standards for accounting for revenue. The Company, Spire Missouri and Spire Alabama have completed their evaluation of their sources of revenue and related contracts and plan to adopt the new guidance in the first quarter of fiscal 2019 using the modified retrospective approach with no material effect on their financial position, results of operations, or cash flows.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amended guidance requires that the service cost component of pension and postretirement benefit costs be presented within the same line item in the income statement as other compensation costs (except for the amount being capitalized), while other components are to be presented outside the subtotal of operating income and are no longer eligible for capitalization. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amended guidance will be applied retrospectively for income statement presentation and prospectively for capitalization. The Company, Spire Missouri and Spire Alabama will adopt this standard in the first quarter of fiscal 2019 using a practical expedient permitting the use of the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. They will continue to capitalize the non-service cost components as allowed for regulatory reporting, but those capitalized amounts will be reported as regulatory assets rather than plant.

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

2. EARNINGS PER COMMON SHARE

Spire	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Basic Earnings Per Share:
Net Income	$25.9	$21.7	$240.1	$174.9
Less: Income allocated to participating securities	0.1	0.1	0.5	0.4
Net Income Available to Common Shareholders	$25.8	$21.6	$239.6	$174.5
Weighted Average Shares Outstanding (in millions)	49.6	48.1	48.7	46.4
Basic Earnings Per Share of Common Stock	$0.52	$0.45	$4.92	$3.76

Diluted Earnings Per Share:
Net Income	$25.9	$21.7	$240.1	$174.9
Less: Income allocated to participating securities	0.1	0.1	0.5	0.4
Net Income Available to Common Shareholders	$25.8	$21.6	$239.6	$174.5
Weighted Average Shares Outstanding (in millions)	49.6	48.1	48.7	46.4
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.1	0.1	0.1	0.2
Weighted Average Diluted Shares (in millions)	49.7	48.2	48.8	46.6
Diluted Earnings Per Share of Common Stock	$0.52	$0.45	$4.91	$3.75

* Calculation excludes certain outstanding shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.4	0.4	0.4	0.4

3. REGULATORY MATTERS
As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities, including purchased gas adjustments, were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of June 30, 2018, September 30, 2017, and June 30, 2017.

	June 30,	September 30,	June 30,
Spire	2018	2017	2017
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$43.2	$42.2	$41.7
Unamortized purchased gas adjustments	14.6	102.6	73.9
Other	38.9	30.7	29.0
Total Current Regulatory Assets	96.7	175.5	144.6
Noncurrent:
Future income taxes due from customers	130.5	170.5	166.6
Pension and postretirement benefit costs	369.4	404.7	453.4
Cost of removal	126.2	123.3	135.4
Unamortized purchased gas adjustments	—	9.9	13.9
Energy efficiency	31.8	29.0	27.8
Other	37.2	53.7	43.4
Total Noncurrent Regulatory Assets	695.1	791.1	840.5
Total Regulatory Assets	$791.8	$966.6	$985.1
Regulatory Liabilities:
Current:
Rate Stabilization and Equalization (RSE) adjustment	$—	$1.4	$1.2
Unbilled service margin	—	—	6.0
Refundable negative salvage	5.2	8.2	8.2
Unamortized purchased gas adjustments	1.1	1.0	1.0
Other	18.2	12.0	9.5
Total Current Regulatory Liabilities	24.5	22.6	25.9
Noncurrent:
Deferred taxes due to customers	182.7	—	—
Pension and postretirement benefit costs	30.2	32.2	27.0
Refundable negative salvage	—	4.1	4.1
Accrued cost of removal	65.0	83.8	74.6
Unamortized purchased gas adjustments	37.0	1.9	3.0
Other	49.4	35.2	31.1
Total Noncurrent Regulatory Liabilities	364.3	157.2	139.8
Total Regulatory Liabilities	$388.8	$179.8	$165.7

	June 30,	September 30,	June 30,
Spire Missouri	2018	2017	2017
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$34.9	$34.9	$34.9
Unamortized purchased gas adjustments	7.0	57.4	29.0
Other	13.2	3.3	3.3
Total Current Regulatory Assets	55.1	95.6	67.2
Noncurrent:
Future income taxes due from customers	128.4	170.5	166.6
Pension and postretirement benefit costs	297.2	322.7	352.3
Unamortized purchased gas adjustments	—	9.9	13.9
Energy efficiency	31.8	29.0	27.8
Other	16.4	25.7	22.8
Total Noncurrent Regulatory Assets	473.8	557.8	583.4
Total Regulatory Assets	$528.9	$653.4	$650.6
Regulatory Liabilities:
Current:
Other	$8.7	$2.7	$2.7
Total Current Regulatory Liabilities	8.7	2.7	2.7
Noncurrent:
Deferred taxes due to customers	164.6	—	—
Accrued cost of removal	42.2	54.5	54.8
Unamortized purchased gas adjustments	37.0	1.9	3.0
Other	37.8	24.8	25.8
Total Noncurrent Regulatory Liabilities	281.6	81.2	83.6
Total Regulatory Liabilities	$290.3	$83.9	$86.3

	June 30,	September 30,	June 30,
Spire Alabama	2018	2017	2017
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$7.3	$7.2	$6.8
Unamortized purchased gas adjustments	7.6	45.2	44.9
Other	12.0	12.2	10.5
Total Current Regulatory Assets	26.9	64.6	62.2
Noncurrent:
Pension and postretirement benefit costs	64.5	72.6	92.2
Cost of removal	126.2	123.3	135.4
Other	2.7	1.1	1.1
Total Noncurrent Regulatory Assets	193.4	197.0	228.7
Total Regulatory Assets	$220.3	$261.6	$290.9
Regulatory Liabilities:
Current:
RSE adjustment	$—	$1.4	$1.2
Unbilled service margin	—	—	6.0
Refundable negative salvage	5.2	8.2	8.2
Other	3.6	2.4	2.4
Total Current Regulatory Liabilities	8.8	12.0	17.8
Noncurrent:
Pension and postretirement benefit costs	30.2	32.2	27.0
Refundable negative salvage	—	4.1	4.1
Other	3.5	3.3	3.3
Total Noncurrent Regulatory Liabilities	33.7	39.6	34.4
Total Regulatory Liabilities	$42.5	$51.6	$52.2
A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	Spire			Spire Missouri
	June 30,	September 30,	June 30,	June 30,	September 30,	June 30,
	2018	2017	2017	2018	2017	2017
Pension and postretirement benefit costs	$160.5	$198.5	$231.0	$160.5	$198.5	$231.0
Future income taxes due from customers	130.5	170.5	166.6	128.4	170.5	166.6
Other	15.4	11.3	11.4	15.4	11.3	11.4
Total Regulatory Assets Not Earning a Return	$306.4	$380.3	$409.0	$304.3	$380.3	$409.0
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
Certain provisions of the MoPSC’s Amended Report and Order allow less future recovery of particular costs than previously estimated. Regulatory assets related to pension costs were reduced by $28.8 because the MoPSC has indicated that certain amounts established before 1997 are not recoverable. They also ordered that certain incentive compensation costs totaling $6.9 and $1.8 of assets related to buildings sold in 2014 be excluded from rate base. Rate case expenses totaling $0.9 were also disallowed. Though court appeals are pending, management determined that the related assets should be written down or off in connection with the preparation of the financial statements for the second quarter of 2018. For both Spire Missouri and Spire, the charges totaled $38.4 for the nine months ended June 30, 2018, and are included primarily in operation and maintenance expense on the statements of income and in other cash flows from operating activities on the statements of cash flows. The after-tax reduction to net income and earnings per share was $23.6 and $0.49, respectively. The charges related to the long-standing pension and building assets, totaling $30.6, are excluded in the determination of net economic earnings, as shown in Note 9, Information by Operating Segment.

4. FINANCING ARRANGEMENTS AND LONG-TERM DEBT
On December 14, 2016, Spire, Spire Missouri and Spire Alabama entered into a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring December 14, 2021. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. The agreement contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on June 30, 2018, total debt was 51% of total capitalization for the consolidated Company, 46% for Spire Missouri, and 32% for Spire Alabama. There were no borrowings against this credit facility as of June 30, 2018, September 30, 2017, or June 30, 2017.
On December 21, 2016, Spire established a commercial paper program (Program) pursuant to which Spire may issue short-term, unsecured commercial paper notes (Notes). Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $975.0. The Notes may have maturities of up to 365 days from date of issue. As of June 30, 2018, Notes outstanding under the Program totaled $191.0. From that amount (and other general corporate funds), $128.6 and $69.6 were loaned to Spire Missouri and Spire Alabama, respectively, at Spire’s cost. Notes outstanding under the Program totaled $477.3 and $450.7 as of September 30, 2017, and June 30, 2017, respectively.
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

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of June 30, 2018, September 30, 2017, or June 30, 2017.
The carrying amounts of cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 6, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

Classification of Estimated Fair Value
Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire

As of June 30, 2018
Cash and cash equivalents	$6.9	$6.9	$6.9	$—
Short-term debt	191.0	191.0	—	191.0
Long-term debt, including current portion	2,180.0	2,173.7	—	2,173.7
As of September 30, 2017
Cash and cash equivalents	$7.4	$7.4	$7.4	$—
Short-term debt	477.3	477.3	—	477.3
Long-term debt, including current portion	2,095.0	2,210.3	—	2,210.3
As of June 30, 2017
Cash and cash equivalents	$8.3	$8.3	$8.3	$—
Short-term debt	450.7	450.7	—	450.7
Long-term debt	1,925.3	2,033.0	—	2,033.0
Spire Missouri

As of June 30, 2018
Cash and cash equivalents	$3.5	$3.5	$3.5	$—
Short-term debt	128.6	128.6	—	128.6
Long-term debt, including current portion	974.2	1,005.0	—	1,005.0
As of September 30, 2017
Cash and cash equivalents	$2.5	$2.5	$2.5	$—
Short-term debt	203.0	203.0	—	203.0
Long-term debt, including current portion	973.9	1,056.9	—	1,056.9
As of June 30, 2017
Cash and cash equivalents	$2.6	$2.6	$2.6	$—
Short-term debt	260.2	260.2	—	260.2
Long-term debt	804.5	883.9	—	883.9
Spire Alabama

As of June 30, 2018
Short-term debt	$69.6	$69.6	$—	$69.6
Long-term debt	322.5	317.0	—	317.0
As of September 30, 2017
Cash and cash equivalents	$0.1	$0.1	$0.1	$—
Short-term debt	169.9	169.9	—	169.9
Long-term debt	247.8	269.4	—	269.4
As of June 30, 2017
Cash and cash equivalents	$0.1	$0.1	$0.1	$—
Short-term debt	114.9	114.9	—	114.9
Long-term debt	247.7	267.6	—	267.6

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
Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets and derivative instruments with settlement dates more than one year into the future. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of June 30, 2018, September 30, 2017, and June 30, 2017, consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
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
Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2018
ASSETS
Gas Utility:
US stock/bond mutual funds	$18.9	$4.1	$—	$—	$23.0
NYMEX/ICE natural gas contracts	1.7	—	—	(1.7)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	2.4	—	(2.6)	—
Natural gas commodity contracts	—	14.1	—	(2.0)	12.1
Other:
Interest rate swaps	—	1.6	—	—	1.6
Total	$20.8	$22.2	$—	$(6.3)	$36.7
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.2	$—	$—	$(0.2)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.9	7.0	—	(7.9)	—
Natural gas commodity contracts	—	6.7	—	(2.0)	4.7
Total	$1.1	$13.7	$—	$(10.1)	$4.7

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2017
ASSETS
Gas Utility:
US stock/bond mutual funds	$18.3	$4.1	$—	$—	$22.4
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
NYMEX gasoline and heating oil contracts	0.1	—	—	—	0.1
Gas Marketing:
NYMEX/ICE natural gas contracts	1.3	1.3	—	(2.1)	0.5
Natural gas commodity contracts	—	6.8	0.1	(1.2)	5.7
Total	$23.1	$12.2	$0.1	$(6.7)	$28.7
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	1.8	0.3	—	(2.1)	—
Natural gas commodity contracts	—	8.4	—	(1.2)	7.2
Other:
Interest rate swaps	—	0.9	—	—	0.9
Total	$3.7	$9.6	$—	$(5.2)	$8.1

As of June 30, 2017
ASSETS
Gas Utility:
US stock/bond mutual funds	$18.0	$4.1	$—	$—	$22.1
NYMEX/ICE natural gas contracts	1.9	—	—	(1.3)	0.6
NYMEX gasoline and heating oil contracts	0.1	—	—	—	0.1
Gas Marketing:
NYMEX/ICE natural gas contracts	1.5	3.2	—	(2.6)	2.1
Natural gas commodity contracts	—	6.1	0.6	(1.7)	5.0
Total	$21.5	$13.4	$0.6	$(5.6)	$29.9
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.3	$—	$—	$(1.3)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.8	1.8	—	(2.6)	—
Natural gas commodity contracts	—	6.7	—	(1.7)	5.0
Other:
Interest rate swaps	—	(0.6)	—	—	(0.6)
Total	$2.1	$7.9	$—	$(5.6)	$4.4

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2018
ASSETS
US stock/bond mutual funds	$18.9	$4.1	$—	$—	$23.0
NYMEX/ICE natural gas contracts	1.7	—	—	(1.7)	—
Total	$20.6	$4.1	$—	$(1.7)	$23.0
LIABILITIES
NYMEX/ICE natural gas contracts	$0.2	$—	$—	$(0.2)	$—
Total	$0.2	$—	$—	$(0.2)	$—

As of September 30, 2017
ASSETS
US stock/bond mutual funds	$18.3	$4.1	$—	$—	$22.4
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
NYMEX gasoline and heating oil contracts	0.1	—	—	—	0.1
Total	$21.8	$4.1	$—	$(3.4)	$22.5
LIABILITIES
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Total	$1.9	$—	$—	$(1.9)	$—

As of June 30, 2017
ASSETS
US stock/bond mutual funds	$18.0	$4.1	$—	$—	$22.1
NYMEX/ICE natural gas contracts	1.9	—	—	(1.3)	0.6
NYMEX gasoline and heating oil contracts	0.1	—	—	—	0.1
Total	$20.0	$4.1	$—	$(1.3)	$22.8
LIABILITIES
NYMEX/ICE natural gas contracts	$1.3	$—	$—	$(1.3)	$—
Total	$1.3	$—	$—	$(1.3)	$—
Spire Alabama
Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of June 30, 2018, Spire Alabama had no outstanding derivative contracts. As of September 30, 2017, and June 30, 2017, the fair value of related gasoline contracts was not significant.

7. CONCENTRATIONS OF CREDIT RISK
Other than in Spire Marketing, Spire has no significant concentrations of credit risk.
A significant portion of Spire Marketing’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, Spire Marketing may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry with whom it conducts both sales and purchases of natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in its accounts receivable attributable to energy producers and their marketing affiliates totaled $6.5 at June 30, 2018 ($4.2 reflecting netting arrangements). Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $53.4 at June 30, 2018 ($50.5 reflecting netting arrangements).
Spire Marketing also has concentrations of credit risk with certain individually significant counterparties and with pipeline companies associated with its natural gas receivable amounts. At June 30, 2018, the amounts included in accounts receivable from its five largest counterparties totaled $17.7. All five of these counterparties are investment-grade rated.

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

The net periodic pension cost included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Spire
Service cost – benefits earned during the period	$4.8	$5.0	$15.2	$15.5
Interest cost on projected benefit obligation	6.5	7.0	20.3	20.8
Expected return on plan assets	(8.6)	(9.4)	(27.8)	(29.0)
Amortization of prior service (credit) cost	(0.2)	0.2	(0.7)	0.7
Amortization of actuarial loss	2.4	3.0	8.4	9.6
Loss on lump-sum settlements	7.5	—	16.9	11.9
Subtotal	12.4	5.8	32.3	29.5
Regulatory adjustment	2.1	3.1	30.4	0.3
Net pension cost	$14.5	$8.9	$62.7	$29.8

Spire Missouri
Service cost – benefits earned during the period	$2.9	$3.0	$9.4	$9.6
Interest cost on projected benefit obligation	4.6	4.8	14.4	14.5
Expected return on plan assets	(6.1)	(6.8)	(20.3)	(21.2)
Amortization of prior service cost	0.3	0.2	0.7	0.7
Amortization of actuarial loss	2.0	2.5	7.1	8.2
Loss on lump-sum settlements	5.2	—	14.6	11.5
Subtotal	8.9	3.7	25.9	23.3
Regulatory adjustment	2.4	1.3	26.7	(4.5)
Net pension cost	$11.3	$5.0	$52.6	$18.8

Spire Alabama
Service cost – benefits earned during the period	$1.6	$1.6	$4.9	$4.7
Interest cost on projected benefit obligation	1.3	1.6	4.1	4.6
Expected return on plan assets	(1.6)	(1.8)	(5.0)	(5.4)
Amortization of prior service credit	(0.5)	—	(1.4)	—
Amortization of actuarial loss	0.4	0.5	1.3	1.4
Loss on lump-sum settlements	2.3	—	2.3	0.4
Subtotal	3.5	1.9	6.2	5.7
Regulatory adjustment	(0.6)	1.6	3.0	4.3
Net pension cost	$2.9	$3.5	$9.2	$10.0
Pursuant to the provisions of the Missouri Utilities’ and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. In the second and third quarters of fiscal 2018, certain plans met the criteria for settlement recognition, resulting in the remeasurement of the obligation of the plans using updated census data and assumptions for discount rate and mortality. In the quarter ended June 30, 2018, the two Missouri plans and one Alabama plan met the criteria, and the total lump-sum payments recognized as settlements was $34.5 (including $19.6 for Spire Missouri and $14.9 for Spire Alabama), resulting in total losses of $7.5 (including $5.2 for Spire Missouri and $2.3 for Spire Alabama). For the remeasurements, the discount rates for the Missouri plans were updated to 4.20% and 4.15% at June 30, 2018 (from 3.70% and 3.75% at September 30, 2017), and the discount rate for the Alabama plan was updated to 4.20% (from 3.65%). In the quarter ended March 31, 2018, the two Spire Missouri plans met the criteria for settlement recognition, and a total of $39.5 of lump-sum payments were recognized as settlements, resulting in losses of $9.4. In the quarter ended March 31, 2017, a Spire Missouri plan and a Spire Alabama plan met the criteria, and the lump-sum payments recognized as settlements were $36.3 and $1.9, respectively, resulting in losses of $11.5 and $0.4, respectively.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2018 contributions to Spire Missouri’s pension plans through June 30, 2018, were $24.9 to the qualified trusts and none to non-qualified plans. There were no fiscal 2018 contributions to the Spire Alabama pension plans through June 30, 2018.
Contributions to the qualified trusts of the Missouri Utilities’ pension plans for the remainder of fiscal 2018 are anticipated to be $11.0. No contributions to Spire Alabama’s pension plans are expected to be required for the remainder of fiscal 2018, but a voluntary contribution is likely in September.
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
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Spire
Service cost – benefits earned during the period	$2.3	$2.7	$7.0	$8.2
Interest cost on accumulated postretirement benefit obligation	2.2	2.2	6.6	6.5
Expected return on plan assets	(3.5)	(3.5)	(10.5)	(10.3)
Amortization of prior service credit	—	—	(0.1)	—
Amortization of actuarial loss	0.2	0.6	0.6	1.8
Subtotal	1.2	2.0	3.6	6.2
Regulatory adjustment	0.7	(0.8)	0.8	(2.4)
Net postretirement benefit cost	$1.9	$1.2	$4.4	$3.8

Spire Missouri
Service cost – benefits earned during the period	$2.2	$2.6	$6.7	$7.8
Interest cost on accumulated postretirement benefit obligation	1.7	1.7	5.3	5.1
Expected return on plan assets	(2.4)	(2.3)	(7.3)	(6.8)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of actuarial loss	0.3	0.6	0.7	1.9
Subtotal	1.9	2.7	5.6	8.2
Regulatory adjustment	1.1	(0.4)	2.1	(1.1)
Net postretirement benefit cost	$3.0	$2.3	$7.7	$7.1

Spire Alabama
Service cost – benefits earned during the period	$0.1	$—	$0.2	$0.2
Interest cost on accumulated postretirement benefit obligation	0.4	0.4	1.1	1.2
Expected return on plan assets	(1.1)	(1.1)	(3.1)	(3.3)
Amortization of prior service credit	(0.1)	(0.1)	(0.3)	(0.2)
Amortization of actuarial gain	(0.1)	—	(0.1)	(0.1)
Subtotal	(0.8)	(0.8)	(2.2)	(2.2)
Regulatory adjustment	(0.5)	(0.5)	(1.4)	(1.4)
Net postretirement benefit income	$(1.3)	$(1.3)	$(3.6)	$(3.6)

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
The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been $3.4 in contributions to the postretirement plans through June 30, 2018, for the Missouri Utilities. Contributions to the qualified trusts of the postretirement plans for the remainder of fiscal 2018 are anticipated to be $3.5. For Spire Alabama, there were no contributions to the postretirement plans during the first nine months of fiscal 2018, and none are expected to be required for the remainder of the fiscal year.
Regulatory Update - Spire Missouri
In a rate order issued in the second quarter of fiscal 2018, the MoPSC disallowed recovery of $28.8 related to pension costs. This amount of regulatory assets was written off to expense during that quarter and is reflected in the regulatory adjustment for both Spire Missouri and Spire for the nine months ended June 30, 2018. Also included in the rate order were updates to the treatment of pension and other postretirement benefits. Effective April 19, 2018, the pension cost for Spire Missouri West included in customer rates was reduced from $9.9 to $5.5 per year, the pension cost included in the Spire Missouri East customer rates was increased from $15.5 to $29.0 per year, and the annual allowance for health care postretirement plans for Spire Missouri East was reduced from $9.5 to $8.6. Over an amortization period of eight years, Spire Missouri East rates will also include the amortization of $173.0 of assets for pension and other postretirement benefits, and Spire Missouri West rates will be reduced by the amortization of a $26.2 net liability for pension and other postretirement benefits. These changes are discussed further in Note 3, Regulatory Matters.

9. INFORMATION BY OPERATING SEGMENT
The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. Other components of the Company’s consolidated information include:

•	unallocated corporate items, including certain debt and associated interest costs;

•
Spire STL Pipeline LLC, a subsidiary planning the construction and operation of a proposed 65-mile Federal Energy Regulatory Commission (FERC)-regulated pipeline to deliver natural gas into eastern Missouri;

•	physical natural gas storage operations, acquired in December 2017 and May 2018; and

•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas, and risk management, among other activities.
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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2018
Operating Revenues:
Revenues from external customers	$334.8	$14.4	$1.4	$—	$350.6
Intersegment revenues	—	—	2.9	(2.9)	—
Total Operating Revenues	334.8	14.4	4.3	(2.9)	350.6
Operating Expenses:
Gas Utility
Natural and propane gas	117.9	—	—	(10.7)	107.2
Operation and maintenance	107.9	—	—	(2.3)	105.6
Depreciation and amortization	40.5	—	—	—	40.5
Taxes, other than income taxes	33.5	—	—	—	33.5
Total Gas Utility Operating Expenses	299.8	—	—	(13.0)	286.8
Gas Marketing and Other	—	(7.2)	8.5	10.1	11.4
Total Operating Expenses	299.8	(7.2)	8.5	(2.9)	298.2
Operating Income (Loss)	$35.0	$21.6	$(4.2)	$—	$52.4
Net Economic Earnings (Loss)	$16.9	$4.4	$(6.1)	$—	$15.2

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2017
Operating Revenues:
Revenues from external customers	$305.1	$17.9	$0.5	$—	$323.5
Intersegment revenues	1.5	—	1.6	(3.1)	—
Total Operating Revenues	306.6	17.9	2.1	(3.1)	323.5
Operating Expenses:
Gas Utility
Natural and propane gas	88.7	—	—	(12.0)	76.7
Operation and maintenance	101.9	—	—	(1.1)	100.8
Depreciation and amortization	38.4	—	—	—	38.4
Taxes, other than income taxes	30.5	—	—	—	30.5
Total Gas Utility Operating Expenses	259.5	—	—	(13.1)	246.4
Gas Marketing and Other	—	12.0	4.8	10.0	26.8
Total Operating Expenses	259.5	12.0	4.8	(3.1)	273.2
Operating Income (Loss)	$47.1	$5.9	$(2.7)	$—	$50.3
Net Economic Earnings (Loss)	$23.3	$2.3	$(4.0)	$—	$21.6

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2018
Operating Revenues:
Revenues from external customers	$1,667.3	$55.3	$3.2	$—	$1,725.8
Intersegment revenues	0.3	—	8.3	(8.6)	—
Total Operating Revenues	1,667.6	55.3	11.5	(8.6)	1,725.8
Operating Expenses:
Gas Utility
Natural and propane gas	784.5	—	—	(52.8)	731.7
Operation and maintenance	353.5	—	—	(6.4)	347.1
Depreciation and amortization	121.9	—	—	—	121.9
Taxes, other than income taxes	128.2	—	—	—	128.2
Total Gas Utility Operating Expenses	1,388.1	—	—	(59.2)	1,328.9
Gas Marketing and Other	—	27.6	19.4	50.6	97.6
Total Operating Expenses	1,388.1	27.6	19.4	(8.6)	1,426.5
Operating Income (Loss)	$279.5	$27.7	$(7.9)	$—	$299.3
Net Economic Earnings (Loss)	$208.1	$18.2	$(16.0)	$—	$210.3

Nine Months Ended June 30, 2017
Operating Revenues:
Revenues from external customers	$1,419.1	$61.8	$1.1	$—	$1,482.0
Intersegment revenues	7.9	—	4.6	(12.5)	—
Total Operating Revenues	1,427.0	61.8	5.7	(12.5)	1,482.0
Operating Expenses:
Gas Utility
Natural and propane gas	578.8	—	—	(54.0)	524.8
Operation and maintenance	301.7	—	—	(3.1)	298.6
Depreciation and amortization	114.0	—	—	—	114.0
Taxes, other than income taxes	112.2	—	—	—	112.2
Total Gas Utility Operating Expenses	1,106.7	—	—	(57.1)	1,049.6
Gas Marketing and Other	—	58.9	9.1	44.6	112.6
Total Operating Expenses	1,106.7	58.9	9.1	(12.5)	1,162.2
Operating Income (Loss)	$320.3	$2.9	$(3.4)	$—	$319.8
Net Economic Earnings (Loss)	$187.3	$3.7	$(12.9)	$—	$178.1

The Company’s total assets by segment were as follows:

	June 30,	September 30,	June 30,
	2018	2017	2017
Total Assets:
Gas Utility	$5,445.5	$5,551.2	$5,323.1
Gas Marketing	234.5	246.2	223.6
Other	2,135.9	2,239.5	2,171.8
Eliminations	(1,231.0)	(1,490.2)	(1,420.3)
Total Assets	$6,584.9	$6,546.7	$6,298.2

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net Income	$25.9	$21.7	$240.1	$174.9
Adjustments, pre-tax:
Missouri regulatory adjustments	—	—	30.6	—
Unrealized (gain) loss on energy-related derivative contracts	(16.0)	(2.2)	(3.4)	3.2
Realized gain on economic hedges prior to sale of the physical commodity	—	—	(0.3)	(0.2)
Acquisition, divestiture and restructuring activities	3.3	1.9	7.0	2.1
Income tax effect of adjustments	2.0	0.2	(9.7)	(1.9)
Effects of the Tax Cuts and Jobs Act	—	—	(54.0)	—
Net Economic Earnings	$15.2	$21.6	$210.3	$178.1

10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2031, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2018, are estimated at $1,240.5, $510.7, and $328.0 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders. On April 27, 2018, Spire STL Pipeline entered into a construction contract. Though unit pricing generally applies, Spire STL Pipeline currently estimates the total project costs under the contract to be approximately $100.0, with the primary construction period currently scheduled in 2019. Spire STL Pipeline has the right to terminate the construction contract at any time with payment for the value of work performed plus costs incurred.
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
In the natural gas industry, many gas distribution companies have incurred environmental liabilities associated with sites they or their predecessor companies formerly owned or operated where manufactured gas operations took place. The Utilities each have former manufactured gas plant (MGP) operations in their respective service territories. To the extent costs are incurred associated with environmental remediation activities, the Utilities would request authority from their respective regulators to defer such costs (less any amounts received from insurance proceeds or as contributions from other potentially responsible parties (PRPs) and collect them through future rates.

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
Since April 2012, a total of 14 lawsuits encompassing more than 1,600 plaintiffs have been filed against Spire Gulf in Mobile County Circuit Court alleging that in the first half of 2008, Spire Gulf spilled tert-butyl mercaptan, an odorant added to natural gas for safety reasons, in Eight Mile, Alabama. All of the lawsuits have been substantially settled, with the exception of 27 individuals who rejected their settlement offers and whose claims remain pending. Those remaining claims allege nuisance, fraud and negligence causes of actions, and seek unspecified compensatory and punitive damages. A claim has been made against the insurance carriers requesting reimbursement for costs accrued in respect to this spill, and a related receivable has been recorded. The Company does not expect potential liabilities that may arise from these lawsuits to have a material impact on its future financial condition or results of operations.
In February 2018, the Company was made aware of a complaint filed with the U.S. Department of Housing and Urban Development by the South Alabama Center for Fair Housing and the National Community Reinvestment Coalition. The complaint alleges that the Company discriminated against unspecified residents of Eight Mile, Alabama, on the basis of race in violation of the Fair Housing Act by failing to adequately address the odorant release that occurred in 2008. The Company believes there is no basis for the complaint, HUD has no jurisdiction in the matter, and there will be no material impact on its future financial condition or results of operations.
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
Spire Alabama
On December 17, 2013, an incident occurred at a Housing Authority apartment complex in Birmingham, Alabama that resulted in one fatality, personal injuries and property damage. Spire Alabama cooperated with the National Transportation Safety Board (NTSB) which investigated the incident. The NTSB report of findings was issued on March 30, 2016 and no safety recommendations, fines, or penalties were contained therein. Spire Alabama has been named as a defendant in several lawsuits arising from the incident, some of which remain pending. Spire Alabama does not expect potential liabilities that may arise from these lawsuits to have a material impact on its future financial condition or results of operations.
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
ASC Topic 740, Income Taxes, requires that the effects of changes in tax laws be recognized in the period in which the new law is enacted. It also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. For the Company’s regulated entities, the changes in deferred taxes related to the regulated operations are recorded as either an offset to or creation of a regulatory asset or liability and may be subject to refund to customers in future periods. The changes in deferred taxes that are not associated with rate making (including all changes for the Company’s unregulated operations) are recorded as adjustments to deferred tax expense.
The Company has recorded TCJA impacts and reflected those amounts in the June 30, 2018, financial statements. The amounts recorded are based on information known and reasonable estimates used as of that date, but are subject to change based on a number of factors, including further actions of regulators. The items recorded include the impact of the federal income tax rate reduction and the revaluation of the deferred tax assets and liabilities. In the second quarter of fiscal 2018, the estimated amounts were adjusted to account for effects of the March MoPSC order, including the lower federal tax rate impact for the quarter and reductions in net deferred tax liabilities related to regulatory assets determined not to be recoverable and removed from rate base. In the third quarter of fiscal 2018, the MoPSC Amended Report and Order took effect and the estimated excess accumulated deferred income tax began to be returned to customers in rates. The amount being returned is estimated with a tracker established to defer the difference from the estimated amounts to the actual amounts once the actual amounts have been calculated. During the third quarter of fiscal 2018, excess accumulated deferred taxes of $1.9 were returned.
The total amounts recorded, before reduction for amounts returned to customers, for the nine months ended June 30, 2018, are presented in the table below.

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
(Dollars in millions, except per unit and per share amounts)
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
Other components of the Company’s consolidated information include:

•	unallocated corporate costs, including certain debt and associated interest costs;

•
Spire STL Pipeline LLC, a subsidiary planning the construction and operation of a proposed 65-mile Federal Energy Regulatory Commission (FERC)-regulated pipeline to deliver natural gas into eastern Missouri;

•	physical natural gas storage operations, acquired in December 2017 and May 2018; and

•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas, and risk management, among other activities.

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

EARNINGS – THREE MONTHS ENDED JUNE 30, 2018
Spire
Net Income and Net Economic Earnings
The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share**
Three Months Ended June 30, 2018
Net Income (Loss) (GAAP)	$18.5	$16.2	$(8.8)	$25.9	$0.52
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	—	(16.0)	—	(16.0)	(0.32)
Acquisition, divestiture and restructuring activities	—	—	3.3	3.3	0.07
Income tax effect of adjustments*	(1.6)	4.2	(0.6)	2.0	0.04
Net Economic Earnings (Loss) (Non-GAAP)**	$16.9	$4.4	$(6.1)	$15.2	$0.31

Three Months Ended June 30, 2017
Net Income (Loss) (GAAP)	$23.0	$3.7	$(5.0)	$21.7	$0.45
Adjustments, pre-tax:
Unrealized loss (gain) on energy-related derivatives	0.1	(2.3)	—	(2.2)	(0.05)
Acquisition, divestiture and restructuring activities	0.2	—	1.7	1.9	0.04
Income tax effect of adjustments*	—	0.9	(0.7)	0.2	—
Net Economic Earnings (Loss) (Non-GAAP)**	$23.3	$2.3	$(4.0)	$21.6	$0.44

*
Income tax effect is calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items and then adding any estimated effects of enacted state or local income tax laws for periods before the related effective date.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.
Consolidated
Spire’s net income was $25.9 for the three months ended June 30, 2018, compared with $21.7 for the three months ended June 30, 2017. Basic and diluted earnings per share for the three months ended June 30, 2018, were $0.52, compared with basic and diluted earnings per share of $0.45, for the three months ended June 30, 2017. Net income increased $4.2, as the $12.5 increase in Gas Marketing net income more than offset the $4.5 decrease in net income for the Gas Utility segment and the $3.8 in higher expenses in Other. The decrease in the Gas Utility’s net income was driven primarily by the new rates implemented in the Spire Missouri territory during the quarter while Gas Marketing continued to benefit from improved market conditions. Spire’s net economic earnings were $15.2 ($0.31 per diluted share) for the three months ended June 30, 2018, a decrease of $6.4 from the $21.6 ($0.44 per diluted share) reported for the same period last year. For the current quarter both net income per share and net economic earnings per share were impacted by 2.3 million shares that were issued May 10. The principal drivers of the decrease in net economic earnings were consistent with implementation of the Missouri rate case (noted above) offset in part by higher Gas Marketing earnings due to improved market conditions. These impacts are described in further detail below.

Gas Utility
For the three months ended June 30, 2018, net economic earnings for the Gas Utility segment decreased $6.4 from the third quarter last year, stemming primarily from decreases in Spire Missouri and Spire Alabama. As detailed below, the decrease was driven primarily by lower contribution margin due to the implementation of the new Missouri rate case, and the timing of return of tax savings from the Tax Cuts and Jobs Act (TCJA) to Spire Alabama customers, combined with higher depreciation expenses resulting from the continued infrastructure investment at all the Utilities. The TCJA is further described in Note 11 of the Notes to Financial Statements in Item 1.
Gas Marketing
For the three months ended June 30, 2018, net economic earnings for the Gas Marketing segment increased $2.1 compared with the third quarter last year. For the quarter, the segment benefited from improved market conditions resulting from favorable weather patterns and widened basis differentials (spreads) between pipelines and end- markets that contributed to increased trading value and storage optimization versus the prior-year quarter.
Operating Revenues and Expenses and Contribution Margin
Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2018
Operating Income (Loss)	$35.0	$21.6	$(4.2)	$—	$52.4
Operation and maintenance expenses	107.9	2.0	7.7	(2.6)	115.0
Depreciation and amortization	40.5	—	0.5	—	41.0
Taxes, other than income taxes	33.5	0.1	0.3	—	33.9
Less: Gross receipts tax expense	(20.4)	—	—	—	(20.4)
Contribution Margin (Non-GAAP)	196.5	23.7	4.3	(2.6)	221.9
Natural and propane gas costs	117.9	(9.3)	—	(0.3)	108.3
Gross receipts tax expense	20.4	—	—	—	20.4
Operating Revenues	$334.8	$14.4	$4.3	$(2.9)	$350.6

Three Months Ended June 30, 2017
Operating Income (Loss)	$47.1	$5.9	$(2.7)	$—	$50.3
Operation and maintenance expenses	101.9	1.5	4.5	(1.3)	106.6
Depreciation and amortization	38.4	0.1	0.1	—	38.6
Taxes, other than income taxes	30.5	0.1	0.1	—	30.7
Less: Gross receipts tax expense	(17.3)	—	—	—	(17.3)
Contribution Margin (Non-GAAP)	200.6	7.6	2.0	(1.3)	208.9
Natural and propane gas costs	88.7	10.3	0.1	(1.8)	97.3
Gross receipts tax expense	17.3	—	—	—	17.3
Operating Revenues	$306.6	$17.9	$2.1	$(3.1)	$323.5
Consolidated
As shown in the table above, Spire reported an operating revenue increase 0f $27.1 for the three months ended June 30, 2018, compared with the same period last year, with the Gas Utility segment being the primary driver. Spire’s contribution margin increased $13.0 compared with last year, resulting from a $16.1 increase in the Gas Marketing segment offsetting a $4.1 decline in the Gas Utility segment due to declines at both the Missouri Utilities and Spire Alabama. Depreciation and amortization expenses were up in the Gas Utility segment, reflecting the higher overall capital investments across all utilities. Utilities operation and maintenance (O&M) expenses in the quarter were $6.0 higher than the prior-year quarter, driven primarily by Spire Missouri and Spire Alabama. These fluctuations are described in more detail below.

Gas Utility
Operating Revenues – Gas Utility operating revenues for the three months ended June 30, 2018, were $334.8, or $28.2 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

Missouri Utilities, Spire Alabama and Spire Gulf – Higher PGA/GSA gas cost recoveries	$22.5
Missouri Utilities and Spire Alabama – Volumetric usage	11.9
Missouri Utilities and Spire Alabama – Higher gross receipts taxes	3.1
Spire Alabama – Rate Stabilization and Equalization (RSE)	1.8
Missouri Utilities – Customer growth	1.2
Missouri Utilities – New rate design implementation	(9.8)
Spire Alabama – Customer rate reductions resulting from TCJA	(2.3)
All other factors, net	(0.2)
Total Variation	$28.2
As noted, $22.5 of the operating revenue increase was the result of the higher gas cost recoveries at both Spire Missouri and Spire Alabama. Further, $11.9 of the increase was attributable to higher volumetric usage, which was a function of colder weather patterns experienced across all the Utilities’ service areas in the current quarter. Across all of the Utilities’ territories, temperatures were 34% colder than normal this quarter versus 26% warmer than normal in the comparable prior year period, reflecting an unseasonably cold April in the current year. A $3.1 increase in gross receipts taxes, along with Alabama RSE adjustments and customer growth also contributed to the revenue increase. These positive impacts were partly offset by a $9.8 revenue reduction at the Missouri Utilities, due to the April 2018 implementation of a new rates that lowered the fixed monthly charge and increased the volumetric component. This results in the shifting of revenues from April - October to the November - March time periods, the period when the highest volume of gas is used by customers. At Spire Alabama, revenue declined by $2.3 resulting from the timing of rate reductions to customers due to tax savings from the TCJA.
Contribution Margin – Gas Utility contribution margin was $196.5 for the three months ended June 30, 2018, a $4.1 decrease over the same period last year. The net decrease was attributable to the following factors:

Utilities – Volumetric usage	$3.1
Spire Alabama – RSE	1.8
Missouri Utilities – Customer growth	1.2
Missouri Utilities – New rate design implementation	(9.8)
Spire Alabama – Customer rate reductions resulting from TCJA	(2.3)
All other factors, net	1.9
Total Variation	$(4.1)
The decrease in contribution margin was primarily attributable to the implementation of the new rate base design (as noted above) at the Missouri Utilities which reduced contribution margin by $9.8, combined with the timing of customer rate reductions of $2.3 at Spire Alabama, as result of tax reform.
Offsetting these negative impacts were more favorable weather patterns in the current year, which increased contribution from volumetric usage by $3.1. The Missouri Utilities experienced colder weather this quarter with temperatures 38% colder than normal versus 22% warmer than normal in the prior year quarter. In the Spire Alabama territory, temperatures were 27% colder than normal this year versus being 30% warmer than normal in the prior year. Alabama RSE adjustments and customer growth also helped offset the contribution margin reductions caused by the new rates and tax reform.
Operating Expenses – Depreciation and amortization expenses for the three months ended June 30, 2018, increased $2.1 from last year, due to higher levels of capital expenditures across all of the Utilities. O&M expenses for the three months ended June 30, 2018, were $6.0 higher than the same period in the prior year, $4.3 at the Missouri Utilities and $1.3 at Spire Alabama, and a modest increase at the utilities of Spire EnergySouth. The increases were the result of higher bad debt expenses driven by colder weather, and an increase in pension expense resulting from Spire Missouri’s latest rate case. This change in pension expense is discussed further in Note 3 of the Notes to Financial Statements in Item 1.

Gas Marketing
Operating Revenues – Operating revenues decreased $3.5 versus the prior-year period resulting from slightly lower volumetric gas sales, lower general pricing levels and the effect of changes in trading activities. Under GAAP, revenues associated with trading activities are presented net of related costs. Average pricing for the three months ended June 30, 2018, was approximately $2.463/MMBtu versus approximately $2.927/MMBtu for the quarter ended June 30, 2017.
Contribution Margin – Gas Marketing contribution margin during the three months ended June 30, 2018, increased $16.1 from the same period last year, largely reflecting favorable net $13.7 mark-to-market unrealized gains on gas contracts, a result of improved market conditions that contributed to increased value from regional basis differentials (spreads) and storage optimization versus the prior-year quarter.
Interest Charges
Consolidated interest charges during the three months ended June 30, 2018, increased by $2.8 from the same period last year. The increase was primarily driven by Spire Missouri’s issuance of $170.0 in long-term debt in September 2017, and Spire Alabama’s issuance of $75.0 of long-term debt: $30.0 on December 1, 2017, and $45.0 on January 12, 2018. In addition, the senior notes issued in March 2017 incurred marginally higher fixed interest this year relative to the interest incurred on the $250.0 floating rate debt redeemed that month. For the three months ended June 30, 2018 and 2017, average short-term borrowings were $256.4 and $529.9, respectively, and the average interest rates on these borrowings were 2.4% and 1.1%, respectively.
Income Taxes
Consolidated income tax expense during the three months ended June 30, 2018, was $3.0 lower than during the prior-year quarter, primarily as a result of tax reform, partly offset by slightly higher pre-tax book income. The TCJA is further described in Note 11 of the Notes to Financial Statements in Item 1.
Spire Missouri

	Three Months Ended June 30,
	2018	2017
Operating Income	$21.0	$30.5
Operation and maintenance expenses	65.5	61.2
Depreciation and amortization	24.2	23.2
Taxes, other than income taxes	23.7	21.7
Less: Gross receipts tax expense	(14.5)	(12.4)
Contribution Margin (non-GAAP)	119.9	124.2
Natural and propane gas costs	81.1	61.9
Gross receipts tax expense	14.5	12.4
Operating Revenues	$215.5	$198.5
Net Income	$11.5	$15.5
Operating revenues for the three months ended June 30, 2018, increased $17.0 from the same period last year primarily due to $13.2 in volumetric/usage impacts resulting from favorable weather patterns, $11.9 higher gas cost recoveries, a $2.1 increase in gross receipts taxes and a $1.2 increase attributable to customer growth. These positive impacts were only partly offset by the $9.8 decrease resulting from the implementation of the new rate design associated with the recently completed rate case. Contribution margin for the three months ended June 30, 2018, decreased $4.3 from the same period last year, largely due to the $9.8 decrease attributable to the new rate design implemented in April 2018. This negative impact was partly offset by a $3.5 increase due to volumes and a $1.2 increase resulting from customer growth. O&M expenses for the three months ended June 30, 2018 increased $4.3, driven primarily by an increase in pension expense resulting from its latest rate case. Depreciation and amortization increased $1.0 in the current quarter versus the prior-year quarter due to higher capital investments.

Degree Days in Spire Missouri’s service areas during the three months ended June 30, 2018, were 38% colder than normal and 76% colder than the same period last year, resulting in higher usage on a year-over-year comparative basis. The Missouri Utilities’ total system therms sold and transported were 277.4 million for the three months ended June 30, 2018, compared with 222.2 million for the same period last year. Total off-system therms sold and transported were 1.0 million for the three months ended June 30, 2018, compared with 14.4 million for the same period last year, as a 25% increase in current year system demand reduced therm availability for off-system sales.
Spire Alabama

	Three Months Ended June 30,
	2018	2017
Operating Income	$12.3	$15.5
Operation and maintenance expenses	34.2	32.9
Depreciation and amortization	13.5	12.6
Taxes, other than income taxes	8.1	7.0
Less: Gross receipts tax expense	(5.2)	(4.2)
Contribution Margin (Non-GAAP)	62.9	63.8
Natural and propane gas costs	32.2	22.5
Gross receipts tax expense	5.2	4.2
Operating Revenues	$100.3	$90.5
Net Income	$6.3	$7.4
Operating revenues for the three months ended June 30, 2018, increased $9.8 from the same period last year. The change in operating revenue was principally driven by a $10.6 increase in gas cost recoveries versus the prior year, RSE impacts of $1.8, and higher gross receipts taxes of $1.0. These positive impacts were only partly offset by customer rate reductions of $2.3 resulting from lower federal income tax from the TCJA and weather impacts. Contribution margin decreased $0.9, primarily due to the customer rate reduction of $2.3 as a result of tax reform, partly offset by the RSE adjustments of $1.8. Depreciation and amortization expenses for the three months ended June 30, 2018, were $0.9 higher than the same period last year, the result of continued infrastructure investment. O&M expenses were $1.3 higher, primarily due to higher bad debts and employee-related costs.
Temperatures in Spire Alabama’s service area during the three months ended June 30, 2018, were 27% colder than normal and 77% colder than a year ago. Spire Alabama’s total system therms sold and transported were 234.0 million for the three months ended June 30, 2018, compared with 204.1 million for the same period last year.

EARNINGS – NINE MONTHS ENDED JUNE 30, 2018
Spire
Net Income and Net Economic Earnings
The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share**
Nine Months Ended June 30, 2018
Net Income (GAAP)	$166.2	$20.0	$53.9	$240.1	$4.91
Adjustments, pre-tax:
Missouri regulatory adjustments	30.6	—	—	30.6	0.63
Unrealized gain on energy-related derivatives	—	(3.4)	—	(3.4)	(0.07)
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.3)	—	(0.3)	(0.01)
Acquisition, divestiture and restructuring activities	0.2	—	6.8	7.0	0.14
Income tax effect of adjustments*	(9.2)	1.0	(1.5)	(9.7)	(0.20)
Effects of the Tax Cuts and Jobs Act	20.3	0.9	(75.2)	(54.0)	(1.10)
Net Economic Earnings (Loss) (Non-GAAP)	$208.1	$18.2	$(16.0)	$210.3	$4.30

Nine Months Ended June 30, 2017
Net Income (Loss) (GAAP)	$187.0	$1.9	$(14.0)	$174.9	$3.75
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	0.1	3.1	—	3.2	0.07
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.2)	—	(0.2)	—
Acquisition, divestiture and restructuring activities	0.3	—	1.8	2.1	0.04
Income tax effect of adjustments*	(0.1)	(1.1)	(0.7)	(1.9)	(0.04)
Net Economic Earnings (Loss) (Non-GAAP)	$187.3	$3.7	$(12.9)	$178.1	$3.82

*
Income tax effect is calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items and then adding any estimated effects of enacted state or local income tax laws for periods before the related effective date.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.
Consolidated
Spire’s net income was $240.1 for the nine months ended June 30, 2018, compared with $174.9 for the nine months ended June 30, 2017. Basic and diluted earnings per share for the nine months ended June 30, 2018, were $4.92 and $4.91, respectively, compared with basic and diluted earnings per share of $3.76 and $3.75, respectively, for the nine months ended June 30, 2017. Net income increased $65.2, driven by lower federal tax rates resulting from the implementation of the TCJA net of amounts reflected in lower customer rates, and stronger core operating results of the Gas Utility segment attributable to the near-normal weather patterns in the current year. The Gas Marketing segment also experienced strong operating results, due to improved market conditions in the current year. These positive impacts were offset by $38.4 in pre-tax ($23.6 after-tax) charges at Spire Missouri, the result of the MoPSC disallowing certain recoveries in the recent rate case. Net economic earnings were $210.3 ($4.30 per diluted share) for the nine months ended June 30, 2018, up from $178.1 ($3.82 per diluted share) for the same period last year. This increase reflects growth in earnings for both Gas Utility ($20.8) and Gas Marketing ($14.5). These fluctuations are described in more detail below.

Gas Utility
Gas Utility net income decreased by $20.8 and net economic earnings increased $20.8 for the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017. Both measures benefited from weather patterns that were significantly favorable to the prior year, with temperatures in the Utilities’ territories being close to equaling normal temperatures, versus being 20% warmer than normal in the prior year. However, net income was negatively impacted by the $23.6 after-tax charge related to certain recoveries for Spire Missouri being disallowed by the MoPSC in the recent rate case proceedings partially offset by net tax changes related to the implementation of the TCJA which was passed in December 2017.
Gas Marketing
The Gas Marketing segment reported net income totaling $20.0 for the nine months ended June 30, 2018, versus net income of $1.9 during the same period last year. Net economic earnings for the nine months ended June 30, 2018, were $18.2, an increase of $14.5 from the same period last year. The increase was attributable to improved market conditions as a result of colder weather and increased temperature volatility in the current year that contributed to increased value from regional basis differentials (spreads) and storage and transport optimization.
Operating Revenues and Operating Expenses
Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2018
Operating Income (Loss)	$279.5	$27.7	$(7.9)	$—	$299.3
Operation and maintenance expenses	353.5	5.1	17.8	(7.5)	368.9
Depreciation and amortization	121.9	—	1.0	—	122.9
Taxes, other than income taxes	128.2	0.2	0.4	—	128.8
Less: Gross receipts tax expense	(87.0)	(0.1)	—	—	(87.1)
Contribution Margin (Non-GAAP)	796.1	32.9	11.3	(7.5)	832.8
Natural and propane gas costs	784.5	22.3	0.2	(1.1)	805.9
Gross receipts tax expense	87.0	0.1	—	—	87.1
Operating Revenues	$1,667.6	$55.3	$11.5	$(8.6)	$1,725.8

Nine Months Ended June 30, 2017
Operating Income (Loss)	$320.3	$2.9	$(3.4)	$—	$319.8
Operation and maintenance expenses	301.7	4.4	8.4	(3.9)	310.6
Depreciation and amortization	114.0	0.1	0.3	—	114.4
Taxes, other than income taxes	112.2	0.3	0.2	—	112.7
Less: Gross receipts tax expense	(70.4)	(0.1)	—	—	(70.5)
Contribution Margin (Non-GAAP)	777.8	7.6	5.5	(3.9)	787.0
Natural and propane gas costs	578.8	54.1	0.2	(8.6)	624.5
Gross receipts tax expense	70.4	0.1	—	—	70.5
Operating Revenues	$1,427.0	$61.8	$5.7	$(12.5)	$1,482.0
Consolidated
As shown in the table above, Spire’s operating revenues for the nine months ended June 30, 2018, increased by $240.6 at the Gas Utility segment and were $6.5 lower in the Gas Marketing segment. The Gas Utility operating revenue increase was due principally to weather/volumetric impacts and higher gas cost recoveries at the Missouri Utilities and Spire Alabama. The Gas Marketing operating revenue decrease was due to the impact of lower pricing offsetting higher volumes. Spire’s contribution margin increased $45.8 compared with the same nine-month period last year. The growth in contribution margin was primarily attributable to the Gas Marketing segment’s contribution margin increase of $25.3. The Gas Utility segment contribution margin was up $18.3, with the Missouri Utilities up $17.7 and Spire Alabama up $2.5, partially offset by a $1.9 decrease in the utilities of Spire EnergySouth.

Depreciation and amortization expenses were higher in the Gas Utility segment, due to higher capital investments in both the Missouri Utilities and Spire Alabama. Gas Utility O&M expenses increased $51.8, primarily the result of the $36.6 charge in the second quarter for disallowed recoveries at Spire Missouri, and higher O&M expenses at both the Missouri Utilities and Spire Alabama. These fluctuations are described in more detail below.
Gas Utility
Operating Revenues – Gas Utility operating revenues for the nine months ended June 30, 2018, were $1,667.6, or $240.6 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

Missouri Utilities and Spire Alabama – Higher PGA/GSA gas cost recoveries	$139.0
Missouri Utilities and Spire Alabama – Volumetric usage	118.2
Missouri Utilities and Spire Alabama – Higher gross receipts taxes	16.2
Missouri Utilities – Higher Infrastructure System Replacement Surcharge (ISRS)	5.8
Missouri Utilities – Customer growth	2.1
Missouri Utilities – Off-system sales and capacity release	(29.5)
Missouri Utilities – New rate design implementation	(9.8)
Spire Alabama – Customer rate reductions resulting from TCJA	(9.7)
All other factors	8.3
Total Variation	$240.6
The increase in operating revenues was driven by $139.0 higher gas cost recoveries between Spire Missouri and Alabama, higher weather/volumetric impacts of $118.2, increases in gross receipt taxes of $16.2, and $5.8 higher ISRS from the Missouri Utilities. These positive impacts were offset by a $29.5 reduction in Spire Missouri off-system and capacity release operating revenue, a $9.8 operating revenue reduction due to the implementation of new rate design at the Missouri Utilities, and customer rate reductions of $9.7 for the customers of Spire Alabama resulting from the TCJA.
Contribution Margin – Gas Utility contribution margin was $796.1 for the nine months ended June 30, 2018, a $18.3 increase over the same period last year. The increase was attributable to the following factors:

Missouri Utilities and Spire Alabama – Volumetric usage	$28.7
Missouri Utilities – Higher ISRS	5.8
Missouri Utilities – Customer growth	2.1
Spire Alabama – RSE	1.8
Missouri Utilities – New rate design implementation	(9.8)
Spire Alabama – Customer rate reductions resulting from TCJA	(9.7)
All other factors	(0.6)
Total Variation	$18.3
The favorable contribution margin impact that resulted from the significantly colder weather in the current year combined with the impacts from the Missouri Utilities’ ISRS charges and customer growth and Alabama’s RSE adjustments to more than offset the $9.8 contribution margin reduction due to Spire Missouri’s new rate design implementation and the $9.7 reduction due lower customer rates at Spire Alabama as a result of the TCJA.
Operating Expenses – Gas Utility O&M expenses for the nine months ended June 30, 2018, increased $51.8 from last year, driven by $36.6 of disallowed recoveries at Spire Missouri resulting from the MoPSC rulings in the rate case completed in March 2018. Excluding this charge, O&M increased $15.2, representing an increase of $13.5 at the Missouri Utilities and a $4.5 increase at Spire Alabama, partly offset by a $2.8 decrease at Spire EnergySouth. The O&M expense growth at the Missouri Utilities and Spire Alabama were attributable to the colder weather, with higher employee-related costs and bad debt expense at both the Spire Missouri and Spire Alabama in the current year. Spire Missouri was also impacted by an increase in the amount of pension expense resulting from its latest rate case (see Note 3 of the Notes to Financial Statements in Item 1). Depreciation and amortization expenses for the nine months ended June 30, 2018, increased $7.9 from the same period last year, resulting from higher levels of capital investment over the past year, with $5.3 attributable to Spire Missouri, $2.2 attributable to Spire Alabama, with the remaining increase due to Spire EnergySouth.

Gas Marketing
Operating Revenues – Gas Marketing operating revenues during the nine months ended June 30, 2018, decreased $6.5 from the same period last year, principally due to slightly lower total volume, combined with lower general pricing levels. Overall commodity pricing in the current year was $0.251/MMBtu lower than the prior year.
Contribution Margin – Gas Marketing contribution margin during the nine months ended June 30, 2018, increased $25.3 from the same period last year. The increase in contribution is attributable to higher storage and transport optimization, and capturing large basis differentials (spreads) during the cold weather in the current year.
Interest Charges
Consolidated interest charges during the nine months ended June 30, 2018, were $7.8 higher than the same period last year. The increase was primarily driven by Spire Missouri’s issuance of $170.0 in long-term debt in September 2017, and Spire Alabama’s issuance of $75.0 of long-term debt: $30.0 on December 1, 2017, and $45.0 on January 12, 2018. Marginally higher interest rates on the senior notes issued in March 2017 that were used to retire $250.0 of floating rate debt also contributed to the increase. Also, for the nine months ended June 30, 2018 and 2017, average short-term borrowings were $428.3 and $502.2, respectively, and the average interest rates on these borrowings were 2.0% and 1.2%, respectively.
Income Taxes
Consolidated income tax expense during the nine months ended June 30, 2018, decreased $92.8, primarily as a result of the TCJA enacted in December 2017. Of the decrease, $54.0 is the result of the revaluation of deferred tax assets and liabilities on the balance sheet that were not reflected in net economic earnings. The remaining reduction in income tax is the result of a decrease in current year federal income tax rates due to tax reform, combined with the effects of lower pre-tax book income. The TCJA is further described in Note 11 of the Notes to Financial Statements in Item 1.
Spire Missouri

	Nine Months Ended June 30,
	2018	2017
Operating Income	$147.9	$185.2
Operation and maintenance expenses	229.3	179.2
Depreciation and amortization	74.2	68.9
Taxes, other than income taxes	91.1	81.6
Less: Gross receipts tax expense	(61.3)	(51.4)
Contribution Margin (Non-GAAP)	481.2	463.5
Natural and propane gas costs	598.5	494.4
Gross receipts tax expense	61.3	51.4
Operating Revenues	$1,141.0	$1,009.3
Net Income	$139.3	$110.5
Operating revenues during the nine months ended June 30, 2018, increased $131.7 from the same period last year primarily due to a $79.4 increase attributable to volumetric impacts, $72.8 higher wholesale gas costs passed on to customers, a $9.9 increase in gross receipts taxes, and ISRS charge increases of $5.8, offset primarily by lower off-system sales of $29.5 and a negative $9.8 impact relating to the implementation of the new rate design. Contribution margin increased $17.7 primarily due to the $18.3 increase attributable to higher volumes and weather, higher ISRS charges, and customer growth. These positive contribution margin impacts were offset by a $9.8 decrease due to implementation of the new rate design associated with the rate case that was completed in March 2018. O&M expenses during the nine months ended June 30, 2018, increased $50.1 from the same period last year. Excluding the $36.6 of disallowed recoveries at Spire Missouri resulting from the MoPSC rulings in the just-completed rate case, O&M expenses were $13.5 higher in the current year versus the prior year period. This increase was primarily attributable to higher weather-driven employee-related costs and bad debt expenses, combined with higher pension expense resulting from the recently completed rate case. Depreciation increased by $5.3 as a result of continuing increases in the levels of capital investment. Net income increased $28.8, as the increase in contribution margin and lower federal income tax rates from the TCJA, more than offset the after-tax impacts of the recovery disallowances.
Temperatures in Spire Missouri’s service areas during the nine months ended June 30, 2018, were 29% colder than the same period last year and 3% colder than normal. The Missouri Utilities’ total system therms sold and transported were 1,590.3 million for the nine months ended June 30, 2018, compared with 1,314.3 million for the same period last year. Total off-system therms sold and transported were 68.6 million for the nine months ended June 30, 2018, compared with 173.9 million for the same period last year.
Spire Alabama

	Nine Months Ended June 30,
	2018	2017
Operating Income	$109.5	$114.2
Operation and maintenance expenses	100.1	95.6
Depreciation and amortization	39.4	37.2
Taxes, other than income taxes	30.7	23.9
Less: Gross receipts tax expense	(22.4)	(16.1)
Contribution Margin (Non-GAAP)	257.3	254.8
Natural and propane gas costs	159.7	65.1
Gross receipts tax expense	22.4	16.1
Operating Revenues	$439.4	$336.0
Net Income	$12.3	$65.3
Operating revenues for the nine months ended June 30, 2018, increased $103.4 from the same period last year. The operating revenue change was primarily driven by a $66.2 increase in gas cost recoveries versus the prior year, a $38.8 increase related to volumes, combined with higher gross receipts taxes of $6.3 and RSE adjustments of $1.8. These positive impacts were only slightly offset by customer rate reductions of $9.7 resulting from tax savings from the TCJA. Contribution margin increased $2.5, due to the $10.4 increase due to the favorable volumetric/weather, RSE adjustments of $1.8, partly offset by the $9.7 customer rate reduction resulting from the TCJA. O&M expenses for the nine months ended June 30, 2018, increased $4.5 from the same period last year, primarily driven by increases in employee-related costs and bad debt expenses. Net income reflects these impacts and also includes the net tax rate change and deferred tax revaluation impacts resulting from the implementation of the TCJA.
Temperatures in Spire Alabama’s service area during the nine months ended June 30, 2018, were 51% colder than the same period last year and approximately equal to historical norms. Spire Alabama’s total system therms sold and transported were 805.1 million for the nine months ended June 30, 2018, compared with 704.3 million for the same period last year.

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

Spire Missouri
On September 30, 2016, Spire Missouri filed to increase its ISRS revenues by $5.0 for Spire Missouri East and $3.4 for Spire Missouri West, related to ISRS investments from March 2016 through October 2016. On November 29, 2016, MoPSC staff recommended $4.5 and $3.4 for Spire Missouri East and Spire Missouri West, respectively, based on updated filings. On January 3, 2017, the MoPSC held a hearing to decide two issues raised by the Missouri Office of the Public Counsel (OPC) pertaining to the ISRS eligibility of hydrostatic testing done by Spire Missouri West and of the replacement of cast iron main interspersed with portions of plastic pipe. On January 18, 2017, the MoPSC found in favor of the Missouri Utilities on the interspersed plastics issue, but against Spire Missouri West on hydrostatic testing, and issued an order setting the ISRS increases at $4.5 and $3.2 for Spire Missouri East and Spire Missouri West, respectively. Rates were effective January 28, 2017. On March 3, 2017, the OPC filed an appeal to Missouri’s Western District Court of Appeals of the MoPSC’s decision permitting Spire Missouri to include in the ISRS the replacement of cast iron main interspersed with plastic pipe. On November 21, 2017, the Western District reversed the MoPSC’s decision on the plastics issue and remanded the case to the MoPSC for further proceedings. On January 3, 2018, Spire Missouri and the MoPSC applied for transfer of the case to the Missouri Supreme Court, which denied the application on March 6, 2018. The case was then remanded to the MoPSC to determine what portion of ISRS revenues, if any, was associated with removing ISRS-ineligible plastic. On June 29, 2018, the parties filed initial briefs on this issue. The Company recommended no disallowance while the other parties suggested disallowances of varying amounts. A motion to strike and reply briefs were filed in July 2018, and an oral argument is scheduled for early August 2018.
On February 3, 2017, Spire Missouri filed to increase its ISRS revenues, by $3.3 for Spire Missouri East and $2.9 for Spire Missouri West, related to ISRS investments from November 2016 through February 2017. Following the submission of updated information, on April 4, 2017, MoPSC staff submitted its recommendation for an increase in rates of approximately $3.0 each, for a cumulative total of $32.6 and $16.4 for Spire Missouri East and Spire Missouri West, respectively. On that same date, the OPC again raised an objection to the ISRS eligibility of replacing cast iron main interspersed with portions of plastic. On April 18, 2017, the parties filed with the MoPSC a unanimous stipulation and agreement proposing to apply the judicial outcome of the OPC’s March 2017 appeal on the plastics issue to both the ISRS cases on appeal and the current ISRS cases. The agreement was approved by the MoPSC on April 26, 2017. As a result, these ISRS cases have been included in the remand case discussed above. ISRS rates for each of the two service territories were increased by the MoPSC staff-recommended amounts effective June 1, 2017.
On April 11, 2017, Spire Missouri East filed a general rate case docketed as GR-2017-0215, requesting a net rate increase of $25.5 (or $58.1 less $32.6 already being billed in ISRS). Concurrently Spire Missouri West filed general rate case GR-2017-0216, requesting a net rate increase of $34.0 (or $50.4 less current ISRS billings of $16.4). On March 7, 2018, the MoPSC issued an Amended Report and Order, approving a base rate revenue requirement increase of $18.0 for Spire Missouri East and $15.2 for Spire Missouri West. The annualized ISRS surcharge amounts of $32.6 for Spire Missouri East and $16.4 for Spire Missouri West were reset to zero, resulting in a net decrease in revenues of $14.6 and $1.2, respectively. These net amounts reflect decreases totaling approximately $33.0 resulting from the TCJA’s federal income tax rate reduction and a related allowance to return excess accumulated deferred income taxes to customers in accordance with Internal Revenue Service normalization requirements. Tariffs reflecting the MoPSC’s Amended Report and Order went into effect on April 19, 2018. Information about changes in the allowed costs for postretirement benefits are described in Note 3 of the Notes to Financial Statements in Item 1. As also discussed in that Note 3, the MoPSC disallowed recovery of certain costs, and Spire Missouri has appealed these disallowances to the Missouri Court of Appeals’ Southern District.
On June 7, 2018, Spire Missouri filed to establish new ISRS rates in both its East and West divisions. The Company requested a $4.8 increase for Spire Missouri East and a $7.1 increase for Spire Missouri West. The MoPSC staff has until August 6, 2018, to make its recommendation. New rates in these proceedings must go into effect by October 5, 2018.
On June 20, 2018, Spire Missouri filed for approval of financing authority in the amount of $500.0 through September 30, 2021, seeking MoPSC approval no later than September 30, 2018, the expiration of the current financing authority.
Spire Alabama
Spire Alabama is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Effective January 1, 2014, Spire Alabama’s allowed range of return on average common equity is 10.5% to 10.95% with an adjusting point of 10.8%. Spire Alabama is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Spire Alabama’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. The RSE reduction for the September 30, 2017 quarterly point of test was $2.7 to bring the expected rate of return on average common equity at the end of the year to within the allowed range of return, effective December 1, 2017. As part of the annual update for RSE, on November 30, 2017, Spire Alabama filed an increase for rate year 2018 of $8.5, which also became effective December 1, 2017. There was no RSE reduction in 2018 for the January 31 and the April 30 quarterly points of test, and no RSE reduction is currently expected for the July 31 quarterly point of test.
The inflation-based Cost Control Measure (CCM), established by the APSC, allows for annual increases to O&M expense. As of September 30, 2017, Spire Alabama recorded a CCM benefit of $10.7 for rate year 2017, which was reflected in rates effective December 1, 2017. As of June 30, 2018, Spire Alabama had accrued an estimated CCM benefit of $8.0 for nine months of rate year 2018.
On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability to be recorded for Spire Alabama. Refunds from such negative salvage liability are being passed back to eligible customers on a declining basis through lower tariff rates through rate year 2019 pursuant to the terms of the Negative Salvage Rebalancing rider (see the 2017 Form 10-K for more detail). For the nine months ended June 30, 2018, $7.2 of the customer refund has been returned to customers, and at June 30, 2018, $5.2 remains to be refunded.
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
In April 2017, Spire STL Pipeline submitted an amended application with FERC requesting issuance of a Certificate of Public Convenience and Necessity authorizing it to construct, own, and operate an interstate pipeline interconnecting with the Rockies Express pipeline to deliver natural gas to the St. Louis, Missouri, area. As an interstate project, it is under the jurisdiction of the FERC, which is the lead agency for other federal, state, and local permitting authorities. Several parties have filed interventions and comments regarding the Spire STL Pipeline project. The Company is monitoring these closely and has responded where appropriate. In its Environmental Assessment issued on September 29, 2017, the FERC concluded that approval of the Spire STL Pipeline, with appropriate mitigating measures, would not constitute a major federal action significantly affecting the quality of the human environment. Spire STL Pipeline anticipates receiving FERC approval in the near future, which will allow it to complete the necessary land acquisitions and other pre-construction requirements.
In December 2017, the Company acquired an 80% voting interest in a natural gas storage facility in Wyoming. The transaction was valued at $24.8, subject to customary closing adjustments, consisting of $16.0 in cash and a $10.0 non-interest-bearing note valued at $8.8. Subsequently, in May 2018, the Company expanded its operations by acquiring a neighboring natural gas storage facility for $12.2 in cash. Both storage facilities fall under FERC jurisdiction, and on July 9, 2018, the Company submitted an application with the FERC to abandon the cost-based tariff of the second facility and combine the operations into one FERC certificate with a market-based tariff. The application is open for public comment until August 9, 2018.

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and include regulatory accounting, goodwill, and employee benefits and postretirement obligations. As a result of the MoPSC’s Amended Report and Order in March, we revised estimates of future recovery of certain costs, as described in Note 3 of the Notes to Financial Statements in Item 1 of this Form 10-Q. There were no other significant changes to critical accounting estimates during the nine months ended June 30, 2018.
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

	Nine Months Ended June 30,
Cash Flow Summary	2018	2017
Net cash provided by operating activities	$511.3	$320.7
Net cash used in investing activities	(371.3)	(293.7)
Net cash used in financing activities	(140.5)	(23.9)
For the nine months ended June 30, 2018, net cash provided by operating activities increased $190.6 from the corresponding period of fiscal 2017. The change was due to the timing of purchased gas adjustments and fluctuations in working capital items, as discussed above, as well as the increase in net income as adjusted for the non-cash impacts of deferred taxes (discussed in Note 11 of the Notes to Financial Statements in Item 1) and asset write-offs (discussed in Note 3).
For the nine months ended June 30, 2018, net cash used in investing activities was $77.6 more than for the same period in the prior year, driven by a $35.7 increase in capital expenditures and a $31.9 change in acquisition activity. The higher spending to this point in the fiscal year is consistent with the Company’s capital expenditure expectations and reflects progress on the Spire STL Pipeline project, as well as investment to support customer growth, new business development, and the continued commitment to infrastructure upgrades at the Utilities. Total capital expenditures for the full fiscal year 2018 are expected to be approximately $500, with approximately $440 for the Utilities. Cash paid for the acquisition of natural gas storage operations in December 2017 and May 2018 was $28.1.

Lastly, for the nine months ended June 30, 2018, net cash used in financing activities was $116.6 higher than for the nine months ended June 30, 2017. This change primarily reflects a net repayment of debt of $211.3 this year versus $91.8 last year, along with an increase in dividends paid.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Cash deposits at the bank were used to support working capital needs of the business. Spire had no short-term investments as of or during the nine months ended June 30, 2018.
Short-term Debt
The Utilities’ short-term borrowing requirements typically peak during the colder months, while the Company’s needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper or through the use of a revolving credit facility.
On December 14, 2016, Spire, Spire Missouri, and Spire Alabama entered into a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring December 14, 2021. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. The agreement contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on June 30, 2018, total debt was 51% of total capitalization for the consolidated Company, 46% for Spire Missouri, and 32% for Spire Alabama.
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
Information regarding Spire’s consolidated short-term borrowings is presented in the following table. Based on weighted average short-term borrowings outstanding, a 100-basis-point increase in the weighted average interest rate would decrease pre-tax earnings and cash flows by approximately $4.3 on an annual basis, a portion of which may be offset through the Utilities’ application of PGA and GSA carrying costs.

	Commercial Paper Borrowings	Revolving Credit Facility Borrowings	Total Short-term Borrowings
Nine Months Ended June 30, 2018
Weighted average borrowings outstanding	$428.2	$0.1	$428.3
Weighted average interest rate	2.0%	2.8%	2.0%
Range of borrowings outstanding	$146.0 - $632.9	$0.0 - $25.0	$146.0 - $632.9
As of June 30, 2018
Borrowings outstanding	$191.0	$—	$191.0
Weighted average interest rate	2.5%	—%	2.5%
From the $191.0 short-term borrowings as of June 30, 2018 and the $153.0 net proceeds from its equity issuance in May 2018, Spire used $328.1 to provide funding to its subsidiaries, including Spire Missouri ($128.6), Spire Alabama ($69.6), Spire STL Pipeline LLC and natural gas storage ($94.1), Spire EnergySouth and subsidiaries ($3.7), and others ($32.1).
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
At June 30, 2018, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,197.0, of which $980.0 was issued by Spire Missouri, $325.0 was issued by Spire Alabama, and $77.0 was issued by other subsidiaries. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt typically would be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Including the current portion of long-term debt, and treating the redeemable noncontrolling interest as equity, the Company’s long-term consolidated capitalization at June 30, 2018, consisted of 51.5% equity, compared to 48.7% equity at September 30, 2017.
Spire has a shelf registration statement on Form S-3 on file with the US Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 227,178 and 222,406 shares at June 30, 2018, and July 30, 2018, respectively, remaining available for issuance under this Form S-3. Spire also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities, which expires September 23, 2019. Under that registration statement, on May 10, 2018, Spire issued and sold 2,300,000 shares of its common stock at a public offering price of $68.75 per share. Spire Missouri has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt, and preferred stock, which expires on September 23, 2019.
Spire Missouri has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $300.0 for financings placed any time before September 30, 2018. Spire Missouri has issued $170.0 in securities under this authorization, so as of June 30, 2018, $130.0 remains available to be issued. On June 20, 2018, Spire Missouri filed for approval of financing authority in the amount of $500.0 through September 30, 2021, seeking MoPSC approval no later than September 30, 2018.
On October 3, 2017, Spire Alabama received authorization and approval from the APSC to borrow up to $75.0 for general corporate purposes and to retire short-term debt. On December 1, 2017, Spire Alabama entered into the First Supplement to Master Note Purchase Agreement with certain institutional investors. Pursuant to the terms of that supplement, on December 1, 2017, Spire Alabama issued and sold $30.0 in aggregate principal amount of its 4.02% Series 2017A Senior Notes due January 15, 2058, and on January 12, 2018, issued and sold $45.0 in aggregate principal amount of its 3.92% Series 2017B Senior Notes due January 15, 2048, to those institutional investors. The notes bear interest from the date of issuance, payable semi-annually on the 15th day of July and January of each year, commencing on July 15, 2018. The notes are senior unsecured obligations of Spire Alabama, rank equal in right to payment with all its other senior unsecured indebtedness, and have make-whole and par call options. Spire Alabama used the proceeds from the sale of the notes to repay short-term debt and for general corporate purposes.

CONTRACTUAL OBLIGATIONS
During the nine months ended June 30, 2018, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Form 10-K for the fiscal year ended September 30, 2017. On April 27, 2018, Spire STL Pipeline entered into a construction contract. Though unit pricing generally applies, Spire STL Pipeline currently estimates the total project costs under the contract to be approximately $100.0, with the primary construction period currently scheduled in 2019. Spire STL Pipeline has the right to terminate the construction contract at any time with payment for the value of work performed plus costs incurred.

MARKET RISK
There were no material changes in the Company’s commodity price risk or counterparty credit risk as of June 30, 2018, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K as of September 30, 2017. During the second quarter of fiscal 2017, Spire entered into a ten-year interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $1.6 mark-to-market gain on this swap for the nine months ended June 30, 2018. During October 2017, Spire entered into a three-month interest rate swap with a fixed interest rate of 2.591% and a notional amount of $56.0 to protect itself against adverse movements in interest rates on Spire Alabama debt that was issued in December 2017 and January 2018. During the first quarter of fiscal 2018, the Company settled the swap for a gain of $0.4 which will be amortized over the hedged periods. The fair values of related derivative instruments are shown in Note 6, Fair Value Measurements. Information about the Company’s short-term and long-term debt is included under the heading Liquidity and Capital Resources in this Item 2.

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

OFF-BALANCE SHEET ARRANGEMENTS
At June 30, 2018, the Company had no off-balance-sheet financing arrangements other than operating leases and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	196	$71.65	—	—
May 1, 2018 - May 31, 2018	—	$—	—	—
June 1, 2018 - June 30, 2018	—	$—	—	—
Total	196	$71.65	—	—
Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of June 30, 2018, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 6. Exhibits

Exhibit No.	Description
10.1	Contract between Spire STL Pipeline LLC and Michels Corporation for Procurement and Installation of Gas Pipeline for the Spire STL Pipeline, dated as of April 26, 2018.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101.INS(x)	XBRL Instance Document.
101.SCH(x)	XBRL Taxonomy Extension Schema.
101.CAL(x)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(x)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(x)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(x)	XBRL Taxonomy Extension Presentation Linkbase.

(x)
Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Income and Condensed Statements of Income for the three and nine months ended June 30, 2018 and 2017; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income and Condensed Statements of Comprehensive Income for the three and nine months ended June 30, 2018 and 2017; (iv) unaudited Condensed Consolidated Balance Sheets and Condensed Balance Sheets at June 30, 2018, September 30, 2017, and June 30, 2017; (v) unaudited Condensed Consolidated Statements of Shareholders’ Equity and Condensed Statements of Shareholder’s Equity for the nine months ended June 30, 2018 and 2017; (vi) unaudited Condensed Consolidated Statements of Cash Flows and Condensed Statements of Cash Flows for the nine months ended June 30, 2018 and 2017, and (vii) combined Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	August 3, 2018	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	August 3, 2018	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Alabama Inc.

Date:	August 3, 2018	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)