Form 10-K
period 2018-09-30
SPIRE INC; SPIRE MISSOURI INC; SPIRE ALABAMA INC
filed 2018-11-15
CIK 1126956, 57183, 3146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2018
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139
2-38960	Spire Alabama Inc. 2101 6th Avenue North Birmingham, AL 35203 205-326-8100	Alabama	63-0022000
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”):

	Title of each class	Name of each exchange on which registered
Spire Inc.	Common Stock $1.00 par value	New York Stock Exchange
Spire Missouri Inc.	None	Not applicable
Spire Alabama Inc.	None	Not Applicable
Securities registered pursuant to Section 12(g) of the Exchange Act:

Spire Inc.	Yes [ ]	No [ X ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]
Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

Spire Inc.	Yes [ X ]	No [ ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Spire Inc.	Yes [ ]	No [ X ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]
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
Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
The aggregate market value of the voting stock held by non-affiliates of Spire Inc. amounted to $3,391,208,752 as of March 31, 2018. All of Spire Missouri Inc.’s and Spire Alabama Inc.’s equity securities are owned by Spire Inc., their parent company and a reporting company under the Exchange Act.
The number of shares outstanding of each registrant’s common stock as of November 12, 2018 was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	50,676,192
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of proxy statement for Spire Inc. to be filed on or about December 14, 2018 — Part III.
Certain exhibits as indicated in Part IV.

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

AOCI	Accumulated other comprehensive income or loss	NYMEX	New York Mercantile Exchange, Inc.
APSC	Alabama Public Service Commission	NYSE	New York Stock Exchange
ASC	Accounting Standards Codification	O&M	Operation and maintenance expense
ASU	Accounting Standards Update	OCI	Other comprehensive income or loss
CCM	Cost Control Measure	OPC	Missouri Office of the Public Counsel
Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	PGA	Purchased Gas Adjustment
EPS	Earnings per share	RSE	Rate Stabilization and Equalization
ESR	Enhanced Stability Reserve	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.
FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., parent of Spire Gulf and Spire Mississippi
GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.
Gas Marketing	Segment including Spire Marketing, which is engaged in the non-regulated marketing of natural gas and related activities	Spire Marketing	Spire Marketing Inc.
Gas Utility	Segment including the regulated operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.
GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.
ICE	Intercontinental Exchange	Spire Missouri East	Spire Missouri’s eastern service territory
ISRS	Infrastructure System Replacement Surcharge	Spire Missouri West	Spire Missouri’s western service territory
Missouri Utilities	Spire Missouri, including Spire Missouri East and Spire Missouri West, the utilities serving the Missouri region	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC and Clear Creek Storage Company, L.L.C.
MMBtu	Million British thermal units	TCJA	The Tax Cuts and Jobs Act of 2017
MoPSC	Missouri Public Service Commission	U.S.	United States
MSPSC	Mississippi Public Service Commission	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth

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

•
Volatility in gas prices, particularly sudden and sustained changes in natural gas prices, including the related impact on margin deposits associated with the use of natural gas derivative instruments, and the impact on our competitive position in relation to suppliers of alternative heating sources, such as electricity;

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

•	Acquisitions may not achieve their intended results;

•	The Spire STL Pipeline project may be hindered or halted by regulatory, legal, operational or other obstacles;

•	Legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting:

•	allowed rates of return,

•	incentive regulation,

•	industry structure,

•	purchased gas adjustment provisions,

•	rate design structure and implementation,

•	regulatory assets,

•	non-regulated and affiliate transactions,

•	franchise renewals,

•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety,

•	taxes,

•	pension and other postretirement benefit liabilities and funding obligations, or

•	accounting standards;

•	The results of litigation;

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

•	Discovery of material weakness in internal controls;

•	The disruption, failure or malfunction of our information technology systems including due to cyberattacks; and

•	Employee workforce issues, including but not limited to labor disputes and future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets.
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

Item 1. Business
OVERVIEW
Spire Inc. (“Spire” or the “Company”), formerly the Laclede Group, Inc. (formed in 2000), is the holding company for Spire Missouri Inc., Spire Alabama Inc., Spire EnergySouth Inc., and other utility and non-utility subsidiaries. Spire Missouri Inc. (“Spire Missouri” or the “Missouri Utilities”) was founded in 1857 as The Laclede Gas Light Company and was renamed Laclede Gas Company in 1950 and then Spire Missouri Inc. in 2017. Effective August 31, 2014, the Company purchased Alabama Gas Corporation, which was formed by the merger of two gas companies in 1948 and renamed Spire Alabama Inc. (“Spire Alabama”) in 2017. On September 12, 2016, the Company purchased EnergySouth, Inc., along with its wholly owned subsidiaries, Mobile Gas Service Corporation and Willmut Gas & Oil Company, and in 2017, those companies were renamed Spire EnergySouth Inc. (“Spire EnergySouth”), Spire Gulf Inc. (“Spire Gulf”), and Spire Mississippi Inc. (“Spire Mississippi”), respectively.
Spire is committed to transforming its business and pursuing growth through 1) growing organically, 2) investing in infrastructure, 3) acquiring and integrating, and 4) innovation and technology.
The Company has two key business segments: Gas Utility and Gas Marketing.
The Gas Utility segment includes the regulated operations of Spire Missouri, Spire Alabama, Spire Gulf and Spire Mississippi (collectively, the “Utilities”). The business of the Utilities is subject to seasonal fluctuations with the peak period occurring in the winter heating season, typically November through April of each fiscal year. Spire Missouri is a public utility engaged in the purchase, retail distribution and sale of natural gas, with primary offices located in St. Louis, Missouri. Spire Missouri is the largest natural gas distribution utility system in Missouri, serving more than 1.1 million residential, commercial and industrial customers. For utility regulatory purposes Spire Missouri has two regions, one serving St. Louis and eastern Missouri (“Spire Missouri East”) and the other serving Kansas City and western Missouri (“Spire Missouri West”). Spire Alabama is a public utility engaged in the purchase, retail distribution and sale of natural gas principally in central and northern Alabama, serving more than 0.4 million residential, commercial and industrial customers with primary offices located in Birmingham, Alabama. Spire Gulf and Spire Mississippi are utilities engaged in the purchase, retail distribution and sale of natural gas to 0.1 million customers in southern Alabama and south-central Mississippi.
The Gas Marketing segment includes Spire Marketing Inc. (“Spire Marketing”), a wholly owned subsidiary engaged in the marketing of natural gas and related activities on a non-regulated basis.
As of September 30, 2018, Spire had 3,366 employees, including 2,321 for Spire Missouri and 861 for Spire Alabama.
Spire’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the ticker symbol “SR.” The following table reflects Spire shares issued during the two most recent fiscal years:

	2018	2017
Common Stock Issuance	2,300,000	2,504,684
Dividend Reinvestment and Stock Purchase Plan (“DRIP”)	23,023	23,731
Equity Incentive Plan	85,637	84,186
Total Shares Issued	2,408,660	2,612,601
Shares were issued during 2018 to provide funds for repayment of short-term debt, to fund capital expenditures, and other general corporate uses. Shares were issued during 2017 in conjunction with the conversion of equity units that were issued in 2014 to help fund the Spire Alabama acquisition. During fiscal 2018 and 2017, shares were issued at historically consistent levels for Spire’s DRIP and Equity Incentive Plan.
During fiscal 2018 and 2017, neither Spire Missouri nor Spire Alabama issued shares to Spire. For more detailed common stock information of Spire, Spire Missouri and Spire Alabama, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Spire uses its website, SpireEnergy.com, as a routine channel for distribution of important information including news releases, analyst presentations and financial information. The information Spire, Spire Missouri and Spire Alabama file or furnish to the U.S. Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and their amendments, and proxy statements are available free of charge under “Filings and Annual Reports” in the Investors section of Spire’s website, SpireEnergy.com, as soon as reasonably practical after the information is filed with or furnished to the SEC.

Information contained on Spire’s website is not incorporated by reference in this report. The SEC also maintains a website that contains our SEC filings (sec.gov).
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
In fiscal year 2018, Spire Missouri purchased natural gas from 34 different suppliers to meet its total service area current gas sales and storage injection requirements. Spire Missouri entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature sensitive needs of its customers. Natural gas purchased by Spire Missouri for delivery to its service area through the Enable Mississippi River Transmission LLC (“MRT”) system totaled 57.1 billion cubic feet (“Bcf”). Spire Missouri also holds firm transportation arrangements on several other interstate pipeline systems that provide access to gas supplies upstream of MRT. In addition to natural gas deliveries from MRT, 58.2 Bcf was purchased on the Southern Star Central Gas Pipeline, Inc. (“Southern Star”), 4.4 Bcf was purchased on the Tallgrass Interstate Gas Transmission, LLC (“TGIT”) system, 11.1 Bcf was purchased on the Panhandle Eastern Pipe Line Company, LP (“PEPL”) system, and 0.7 Bcf was purchased on the Rockies Express Pipeline, LLC (“REX”) system. Some of Spire Missouri’s commercial and industrial customers purchased their own gas with Spire Missouri transporting 41.5 Bcf to them through its distribution system.
The fiscal year 2018 peak day send out of natural gas to Spire Missouri customers, including transportation customers, occurred on January 16, 2018. The average temperature was 7 degrees Fahrenheit in St. Louis and 2 degrees Fahrenheit in Kansas City. On that day, the Missouri Utilities’ customers consumed 1.80 Bcf of natural gas. For eastern Missouri, this peak day demand was met with natural gas transported to St. Louis through the MRT, MoGas Pipeline LLC, and Southern Star transportation systems, and from Spire Missouri’s on-system storage and peak shaving resources. For western Missouri, this peak day demand was met with natural gas transported to Kansas City through the Southern Star, PEPL, TGIT, and REX transportation systems.
Spire Alabama’s distribution system is connected to two major interstate natural gas pipeline systems, Southern Natural Gas Company, L.L.C. (“Southern Natural Gas”) and Transcontinental Gas Pipe Line Company, LLC (“Transco”). It is also connected to two intrastate natural gas pipeline systems.
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
In fiscal 2018, Spire Alabama purchased natural gas from 15 different suppliers to meet current gas sales, storage injection, and liquefied natural gas (“LNG”) liquefaction requirements, of which six are under long-term supply agreements. Approximately 67.0 Bcf was transported by Southern Natural Gas, 6.0 Bcf by Transco, and 6.0 Bcf through intrastate pipelines to the Spire Alabama delivery points for its residential, commercial, and industrial customers.
The fiscal 2018 peak day send out for Spire Alabama was 0.7 Bcf on January 17, 2018, when the average temperature was 21 degrees Fahrenheit in Birmingham, of which 100% was met with supplies transported through Southern Natural Gas, Transco, intrastate facilities, and one of the four LNG peak shaving facilities.
Spire Gulf’s distribution system is directly connected to interstate pipelines, natural gas processing plants and gas storage facilities. Spire Gulf buys from a variety of producers and marketers, with BP Energy Company being the primary supplier.

Natural Gas Storage
Spire Missouri believes that it has ample storage capacity to meet the demands of its distribution system, particularly to augment its supply during peak demand periods. Spire Missouri has a contractual right to store 21.6 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana, 16.3 Bcf of gas storage in Southern Star’s system storage facilities located in Kansas and Oklahoma, and 1.4 Bcf of firm storage on PEPL’s system storage. MRT’s tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.1 Bcf from November 16 through May 15. Southern Star tariffs allow both injections and withdrawals into storage year round with ratchets that restrict the associated flows dependent upon the underlying inventory level per the contracts.
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
Spire Gulf obtains adequate storage capacity through Gulf South Pipeline Company, LP, and Sempra’s Bay Gas Storage.
Regulatory Matters
For details on regulatory matters, see Note 14, Regulatory Matters, of the Notes to Financial Statements in Item 8.
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
Residential, commercial, and industrial markets represented approximately 93% and 84% of fiscal 2018 operating revenues for Spire Missouri and Spire Alabama, respectively. Given the current level of natural gas supply and market conditions, the Utilities believe that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In new multi-family and commercial rental markets, the Utilities’ competitive exposures are presently limited to space and water heating applications.
Spire Missouri offers gas transportation service to its large-user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which the Missouri Utilities would have received under their regular sales rates. Spire Alabama’s transportation tariff allows it to transport gas for large commercial and industrial customers rather than buying and reselling it to them and is based on Spire Alabama’s sales profit margin so that operating margins are unaffected. During fiscal 2018, substantially all of Spire Alabama’s large commercial and industrial customer deliveries involved the transportation of customer-owned gas.
The Utilities are subject to various environmental laws and regulations that, to date, have not materially affected the Utilities’ or the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 15, Commitment and Contingencies, of the Notes to Financial Statements in Item 8.

Union Agreements
The Company believes labor relations with its employees are good. Should that condition change, the Company could experience labor disputes, work stoppages or other disruptions in production that could negatively impact the Company’s results of operations and cash flows.
The following table presents the Company’s various labor agreements as of September 30, 2018:

Union	Local	Employees Covered	Contract Start Date	Contract End Date
Spire Missouri
United Steel, Paper and Forestry, Rubber Manufacturing, Allied-Industrial and Service Workers International Union (“USW”)	884	63	August 1, 2018	July 31, 2021
USW	11-6	944	August 1, 2018	July 31, 2021
USW	11-194	75	August 1, 2018	July 31, 2021
USW	12561	131	August 16, 2016	July 31, 2019
USW	14228	41	August 16, 2016	July 31, 2019
USW	11-267	28	August 16, 2016	July 31, 2019
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Kansas City	192	August 16, 2016	July 31, 2019
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Monett	56	August 16, 2016	July 31, 2019
Total Spire Missouri		1,530

Spire Alabama
USW	12030	223	May 1, 2017	April 30, 2020
USW	12030-A	57	May 1, 2017	April 30, 2020
United Association of Gas Fitters	548	127	July 1, 2016	April 30, 2019
Total Spire Alabama		407

Spire Gulf
USW	3-541	65	October 1, 2017	July 31, 2020

Total Spire		2,002

Operating Revenues and Customer Information
The following information about revenues and therms sold and transported (before intersegment eliminations), and annual average numbers of customers, includes data of acquired utilities for only the period of Spire’s ownership (beginning September 12, 2016 for the utilities of Spire EnergySouth).

Gas Utility Operating Revenues
(In millions)	2018	2017	2016
Residential	$1,253.3	$1,084.5	$979.0
Commercial & Industrial	453.0	389.2	331.3
Interruptible	7.4	5.1	2.0
Transportation	106.9	99.8	93.1
Off-System and Other Incentive	40.3	67.9	50.7
Provisions for Refunds and Other	27.5	21.4	3.3
Total Gas Utility Operating Revenues	$1,888.4	$1,667.9	$1,459.4

Gas Utility Therms Sold and Transported
(In millions)	2018	2017	2016
Residential	1,095.8	866.2	867.5
Commercial & Industrial	536.4	446.7	420.4
Interruptible	14.5	12.6	4.6
Transportation	1,615.1	1,467.5	1,089.8
System Therms Sold and Transported	3,261.8	2,793.0	2,382.3
Off-System	68.6	175.6	183.3
Total Gas Utility Therms Sold and Transported	3,330.4	2,968.6	2,565.6

Gas Utility Customers	2018	2017	2016
Residential	1,567,939	1,550,777	1,540,366
Commercial & Industrial	123,982	133,864	137,450
Interruptible	70	64	42
Transportation	835	827	824
Total Gas Utility Customers	1,692,826	1,685,532	1,678,682
Total annual average number of customers for Spire Missouri and Spire Alabama for fiscal 2018 was 1,169,888 and 420,572, respectively.
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

GAS MARKETING
Spire Marketing is engaged in the marketing of natural gas and providing energy services to both on-system utility transportation customers and customers outside of the Utilities’ traditional service areas. The majority of Spire Marketing’s business is derived from the procurement and physical delivery of natural gas to a diverse customer base. During fiscal 2018, Spire Marketing utilized over 43 interstate and intrastate pipelines and over 125 suppliers to market natural gas to more than 250 retail customers and 120 wholesale customers, primarily in the central United States (“U.S.”). Through its retail operations, Spire Marketing offers natural gas marketing services to large commercial and industrial customers, while its wholesale business consists of producers, pipelines, power generators, municipalities, storage operators, and utility companies. Wholesale activities currently represent a majority of the total Gas Marketing business.
In the course of its business, Spire Marketing enters into agreements to purchase natural gas at a future date in order to lock up supply to cover future sales commitments to its customers. To secure access to the markets it serves, Spire Marketing contracts for transportation capacity on various pipelines from both pipeline companies and through the secondary capacity market from third parties. Throughout fiscal 2018, Spire Marketing held approximately 0.50 Bcf per day of firm transportation capacity. In addition, to ensure reliability of service and to provide operational flexibility, Spire Marketing enters into firm storage contracts and interruptible park and loan transactions with various companies, where it is able to buy and retain gas to be delivered at a future date, at which time it sells the natural gas to third parties. As of September 30, 2018, Spire Marketing has contracted for approximately 7.3 Bcf of such storage and park and loan capacity for the 2018-2019 winter season.
The Gas Marketing strategy is to leverage its market expertise and risk management skills to manage and optimize the value of its portfolio of commodity, transportation, park and loan, and storage contracts while controlling costs and acting on new marketplace opportunities. Overall, Gas Marketing saw significant growth in fiscal 2018 primarily as a result of increased business with producers and integrated utilities, retail and wholesale customer growth, increased optimization opportunities resulting from its overall portfolio of assets, and more favorable market conditions.
OTHER
Other includes unallocated corporate items, including certain debt and associated interest costs largely attributable to acquisitions, Spire STL Pipeline LLC and Spire’s subsidiaries engaged in the operation of a physical natural gas storage business, a propane pipeline, compression of natural gas, and risk management, among other activities.
Spire STL Pipeline LLC is a wholly owned subsidiary of Spire planning to construct and operate a 65-mile pipeline to connect to the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility (the “STL Pipeline”) Federal Energy Regulatory Commission (“FERC”) in August 2018 and received a Notice to Proceed from FERC in November 2018, allowing construction to begin. The pipeline will operate under FERC jurisdiction and will be capable of delivering up to 4 million therms per day of natural gas into eastern Missouri. Spire Missouri will be the foundational shipper with a contractual commitment of 3.5 million therms per day.
In fiscal 2018, the Company acquired and began integrating two neighboring natural gas storage facilities in southwest Wyoming, referred to herein as “Spire Storage.” Both storage facilities fall under FERC jurisdiction.

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
Spire is a holding company with no significant assets other than the stock of its operating subsidiaries and cash investments. Spire, and Spire Missouri prior to the holding company’s formation in 2000, has paid dividends continuously since 1946. Spire’s ability to pay dividends to its shareholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments. In addition, because it is a holding company and the substantial portion of its assets are represented by its holdings in the Utilities, the risks faced by the Utilities as described below under RISKS THAT RELATE TO THE GAS UTILITY SEGMENT may also adversely affect Spire’s cash flows, liquidity, financial condition and results of operations.
A downgrade in Spire’s and/or its subsidiaries’ credit ratings may negatively affect its ability to access capital.
Currently, Spire, Spire Missouri, and Spire Alabama have investment grade credit ratings. There is no assurance that such credit ratings for any of the Spire companies will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Spire has a working capital line of credit to meet its short-term liquidity needs. Spire’s line of credit may be used to meet the liquidity needs of any of its subsidiaries, subject to sublimits. If the rating agencies lowered the credit rating at any of these entities, particularly below investment grade, it might significantly limit that entity’s ability to secure new or additional credit facilities and would increase its costs of borrowing. Spire’s or the Utilities’ ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on their ability to execute their operating strategies.
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

Increased dependence on technology may hinder Spire’s and its subsidiaries’ business operations and adversely affect their financial condition and results of operations if such technologies fail.
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
A cyberattack may disrupt Spire’s operations or lead to a loss or misuse of confidential and proprietary information or potential liability.
The Company and its subsidiaries are subject to cybersecurity risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by the Company, its subsidiaries, or its third-party vendors in the normal course of business, as well as breaches in the technology that manages natural gas distribution operations and other business processes. A loss of confidential or proprietary data or security breaches of other technology business tools could adversely affect the Company’s and its subsidiaries’ reputation, diminish customer confidence, disrupt operations, and subject the Company and its subsidiaries to possible financial liability, any of which could have a material effect on the Company’s and its subsidiaries’ financial condition and results of operations. The Company and its subsidiaries closely monitor both preventive and detective measures to manage these risks and maintain cyber risk insurance to mitigate a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these cyber events is not fully covered by insurance, it could adversely affect the Company’s and its subsidiaries’ financial condition and results of operations.
Resources expended to pursue or integrate business acquisitions, investments or other business arrangements may adversely affect Spire’s financial position and results of operations and return on investments made may not meet expectations.
From time to time, Spire may seek to grow through strategic acquisitions, investments or other business arrangements. Attractive acquisition and investment opportunities may be difficult to complete on economically acceptable terms. It is possible for Spire to expend considerable resources pursuing acquisitions and investments but, for a variety of reasons, decide not to move forward. Similarly, investment opportunities may be hindered or halted by regulatory or legal actions. To the extent that acquisitions or investments are made, such transactions involve a number of risks, including but not limited to, the assumption of material liabilities, the diversion of management’s attention from daily operations, difficulties in assimilation and retention of employees, securing adequate capital to support the transaction, and regulatory approval. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial efficiencies expected to result from an acquisition or investment do not develop. Additionally, there are no assurances that resources expended will achieve their intended result.
The failure to complete an acquisition successfully or to integrate acquisitions or investments it may undertake could have an adverse effect on the Company’s financial condition and results of operations and the market’s perception of the Company’s execution of its strategy. To the extent Spire engages in any of the above activities together with or through one or more of its subsidiaries, including the Utilities, such subsidiaries may face the same risks.

Failure to obtain required approvals and land rights or significant issues during the construction of the STL Pipeline could adversely impact Spire’s investment in the project.
The design, construction and operation of natural gas pipelines and the transportation of natural gas are all highly regulated activities. The STL Pipeline is subject to FERC jurisdiction under Section 7 of the Natural Gas Act, as well as several other material governmental and regulatory approvals and permits, including several under the Clean Air Act and the Clean Water Act from the U.S. Army Corps of Engineers and state environmental agencies. Even after obtaining approval from the FERC, such projects are often subject to legal and political uncertainties which can be difficult to predict or control. The Company has no control over the outcome of the review and approval process by these regulatory authorities. The Company also does not know whether or when such approvals or permits can be obtained, or whether any existing or potential interventions or other actions by third parties will interfere with the STL Pipeline obtaining the necessary remaining authorizations or approvals.
The STL Pipeline project also requires the acquisition of land rights, mostly from private landowners. Although FERC approval confers federal eminent domain authority, there is some risk and uncertainty associated with the cost and timing of acquiring land rights, including potential condemnation costs. Spire may experience significant delays in acquiring necessary land rights or may experience higher costs in doing so. If the Company were to fail to obtain these rights on a timely basis or be required to relocate the STL Pipeline, its business could be materially and adversely affected.
Construction of such assets are subject to various risks and uncertainties, including supply chain and labor disruptions, weather conditions during construction, potential interconnection issues with other pipelines, equipment failures and construction quality issues. Any of these adverse events regarding regulatory approvals, land rights or construction risks could result in an impairment of Spire’s investment in the project, and such impairment could have a material adverse effect on Spire’s financial condition and results of operations.
Pipeline safety integrity programs and repairs may impose significant costs and liabilities on the Company.
The U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) requires pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and to take additional measures to protect pipeline segments located in “high consequence areas” where a leak or rupture could potentially do the most harm. As an operator of the STL Pipeline, the Company will be required to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a “high consequence area”;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventative and mitigating actions.
The Company is required to maintain pipeline integrity testing programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. Should the Company fail to comply with applicable statutes and the PHMSA Office of Pipeline Safety’s rules and related regulations and orders, it could be subject to significant penalties and fines.
Reductions in capacity of interconnecting, third-party pipelines could cause a reduction in volumes transported on the STL Pipeline, which would adversely affect the Company’s revenues and cash flows for the STL Pipeline business.
The STL Pipeline will be dependent upon third-party pipelines and other facilities to provide delivery options to and from the STL Pipeline project. If any pipeline connection were to become unavailable for volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, the STL Pipeline’s ability to continue shipping natural gas to end markets could be restricted, thereby reducing the STL Pipeline’s revenues. Any permanent interruption at any key pipeline interconnect that causes a material reduction in volumes transported on the STL Pipeline could have a material adverse effect on the STL Pipeline’s business, financial condition, operating results, cash flows, liquidity and prospects.

The Company’s natural gas storage business includes inherent geologic and operational risks, as well as risks from competition and changes in market fundamentals.
In 2018, the Company acquired two neighboring storage facilities, one of which had been operating in bankruptcy for an extended period. As the Company restructures and integrates these facilities into one, now known as Spire Storage, to increase capacity and improve operating performance, it strives to improve the integrity of its storage fields and associated above-ground facilities. Any damage to the storage facility or pipelines, or lack of integrity to its storage fields, could have a material adverse effect on the Company’s financial condition, operating results and cash flows.
The Company’s storage assets are connected to third-party-owned pipelines. The continuing operation of such third-party pipelines is not within its control. If any of these pipelines become unable to transport, treat or process natural gas or natural gas liquids, or if the volumes it gathers or transports do not meet the quality requirements of such pipelines, the Company’s revenues and cash flows could be adversely affected.
The Company does not own all the land on which our storage facilities were constructed, and it is, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use, if and when applicable property rights expire or are renewed. Changes in the terms of such land use could have an adverse impact on the financial condition, results of operations and cash flows for the Company’s storage business.
Spire Storage is subject to competition from similar services provided by pipelines and from competing independent storage providers capable of serving our customers. Natural gas storage is a competitive business, with competitors having the ability to expand or build new storage capacity. Increased competition in the natural gas storage business could reduce the demand for the Company’s natural gas storage services and drive rates down for its storage business.
Storage businesses are affected by various gas market fundamentals which impact the level of demand for storage services and the rates that can be charged for these services. These market fundamentals include: seasonal price spread; monthly, daily and hourly price volatility; locational basis for pricing points on pipelines connected to a storage facility; seasonal, daily and hourly weather; and operational impacts in supply and market areas served by a storage facility and its connected pipelines. These fundamentals have varying and potentially material adverse impacts on the various services offered by storage facilities and the rates that can be charged for these services in the market. These services include: long-term firm storage; short-term park and loan; wheeling; and optimization. Rates below the variable costs to operate a storage facility could result in a decision to not operate all of the capacity in the facility or to operate the facility at a loss if required to fulfill firm customer contract obligations. A sustained decline in these rates or a shut-in of all or a portion of one or more facilities’ capacity could have an adverse impact on our financial condition, results of operations and cash flows.
Transporting, distributing, and storing natural gas and propane involves numerous risks that may result in accidents and other operating risks and costs.
Natural gas transportation, distribution and storage activities inherently involve a variety of hazards and operations risks, such as leaks, accidental explosions, damage caused by third parties, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to the Company and its subsidiaries. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. Similar risks also exist for Spire Missouri’s propane storage, transmission and minor distribution operations. These activities may subject the Company to litigation or administrative proceedings. Such litigation or proceedings could result in substantial monetary judgments, fines, or penalties against the Company and its subsidiaries or be resolved on unfavorable terms. The Utilities and other Spire businesses are subject to federal and state laws and regulations requiring them to maintain certain safety and system integrity measures by identifying and managing storage and pipeline risks. Compliance with these laws and regulations, or future changes in these laws and regulations, may result in increased capital, operating and other costs which may not be recoverable in a timely manner from customers in rates. In accordance with customary industry practices, the Utilities and other Spire businesses maintain insurance against a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these events is not fully covered by insurance, it could adversely affect the financial condition and results of operations of the Company and its subsidiaries.

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
In connection with acquisitions, Spire and Spire Missouri recorded goodwill and long-lived assets that could become impaired and adversely affect its financial condition and results of operations.
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
Changes in accounting standards may adversely impact the Company’s financial condition and results of operations.
Spire and its subsidiaries are subject to changes in U.S. generally accepted accounting principles (“GAAP”), SEC regulations and other interpretations of financial reporting requirements for public utilities. Neither the Company nor any of its subsidiaries have any control over the impact these changes may have on their financial condition or results of operations nor the timing of such changes. The potential issues associated with rate-regulated accounting, along with other potential changes to GAAP that the U.S. Financial Accounting Standards Board (“FASB”) continues to consider may be significant.
Climate change and regulatory and legislative developments in the energy industry related to climate change may in the future adversely affect operations and financial results.
Climate change, and the extent regulatory or legislative changes occur to address the potential for climate change, could adversely affect operations and financial results of the Company. Management believes it is likely that any such resulting impacts would occur over a long period of time and thus would be difficult to quantify with any degree of specificity. To the extent climate change results in warmer temperatures, financial results could be adversely affected through lower gas volumes and revenues and lack of marketing opportunities. Another possible impact of climate change may be more frequent and more severe weather events, such as hurricanes and tornadoes, which could increase costs to repair damaged facilities and restore service to customers. If the Company were unable to deliver natural gas to customers, financial results would be impacted by lost revenues, and the Utilities generally would have to seek approval from regulators to recover restoration costs. To the extent the Utilities would be unable to recover those costs, or if higher rates resulting from recovery of such costs would result in reduced demand for the Company’s services, the Company’s and the Utilities’ future business, financial condition or financial results could be adversely impacted.
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
The Company has significantly reduced its federal and state income tax obligations over the past few years through tax planning strategies and the extension of bonus depreciation deductions for certain expenditures for property. As a result, the Company has generated large annual taxable losses that have resulted in significant federal and state net operating losses. The Company plans to utilize these net operating losses in the future to reduce income tax obligations. The value of these net operating losses could be reduced if the Company cannot generate enough taxable income in the future to utilize all of the net operating losses before they expire due to lower than expected financial performance or regulatory actions or if the Internal Revenue Service does not agree with certain filing positions of the Company.
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
Catastrophic events may adversely affect the Company’s facilities and operations.
Catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, tropical storms, terrorist acts, acts of civil unrest, pandemic illnesses or other similar occurrences could adversely affect the Utilities’ facilities and operations, as well as those of Spire STL Pipeline and Spire Storage. The Utilities have emergency planning and training programs in place to respond to events that could cause business interruptions. However, unanticipated events or a combination of events, failure in resources needed to respond to events, or slow or inadequate response to events may have an adverse impact on the operations, financial condition, and results of operations of the Company and its subsidiaries. The availability of insurance covering catastrophic events may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms.
RISKS THAT RELATE TO THE GAS UTILITY SEGMENT
Regulation of the Utilities’ businesses may impact rates they are able to charge, costs, and profitability.
The Utilities are subject to regulation by federal, state and local authorities. At the state level, the Utilities are regulated in Missouri by the Missouri Public Service Commission (“MoPSC”), in Alabama by the Alabama Public Service Commission (“APSC”), and in Mississippi by the Mississippi Public Service Commission (“MSPSC”). These state public service commissions regulate many aspects of the Utilities’ distribution operations, including construction and maintenance of facilities, operations, safety, the rates the Utilities may charge customers, the terms of service to their customers, transactions with their affiliates, the rate of return they are allowed to realize, and the accounting treatment for certain aspects of their operations. For further discussion of these accounting matters, see Regulatory Accounting under Critical Accounting Estimates in Item 7.

The Utilities’ ability to obtain and timely implement rate increases and rate supplements to maintain the current rate of return is subject to regulatory review and approval. There can be no assurance that they will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return. Spire Alabama’s and Spire Gulf’s rate setting process, Rate Stabilization and Equalization (“RSE”), is subject to regulation by the APSC and is implemented pursuant to APSC orders expiring September 30, 2022 and 2021, respectively. RSE adjustments would continue after those dates unless the APSC enters an order to the contrary in a manner consistent with the law. Spire Mississippi is subject to regulation by the MSPSC and utilizes the Rate Stabilization Adjustment (“RSA”) Rider. For further details, see Note 14, Regulatory Matters, of the Notes to Financial Statements in Item 8.
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
The tariff rate schedules of the Missouri Utilities, Spire Gulf and Spire Mississippi contain Purchased Gas Adjustment (“PGA”) clauses and Spire Alabama’s tariff rate schedule contains a Gas Supply Adjustment (“GSA”) rider that permit the Utilities to file for rate adjustments to recover the cost of purchased gas. Changes in the cost of purchased gas are flowed through to customers and may affect uncollectible amounts and cash flows and can therefore impact the amount of capital resources.

Currently, the Missouri Utilities are allowed to adjust the gas cost component of rates up to four times each year while Spire Alabama and Spire Gulf (collectively, the “Alabama Utilities”) and Spire Mississippi may adjust the gas cost component of their rates on a monthly basis. The Missouri Utilities must make a mandatory gas cost adjustment at the beginning of the winter, in November, and during the next twelve months may make up to three additional discretionary gas cost adjustments, so long as each of these adjustments is separated by at least two months.
The MoPSC typically approves the Missouri Utilities’ PGA changes on an interim basis, subject to refund and the outcome of a subsequent audit and prudence review. Due to such review process, there is a risk of a disallowance of full recovery of these costs. Any material disallowance of purchased gas costs would adversely affect revenues. The Alabama Utilities’ gas supply charges are submitted for APSC review on a monthly basis, regardless of whether there is a request for a change, so prudence review occurs on an ongoing basis. Spire Mississippi’s PGA is adjusted on a monthly basis for the most recent charges and is filed at the MSPSC on a monthly basis.
Increases in the prices the Utilities charge for gas may also adversely affect revenues because they could lead customers to reduce usage and cause some customers to have trouble paying the resulting higher bills. These higher prices may increase bad debt expenses and ultimately reduce earnings. Rapid increases in the price of purchased gas may result in an increase in short-term debt.
To lower financial exposure to commodity price fluctuations, Spire Missouri enters into contracts to hedge the forward commodity price of its natural gas supplies. As part of this strategy, Spire Missouri may use fixed-price forward physical purchase contracts, swaps, futures, and option contracts. However, Spire Missouri does not hedge the entire exposure of energy assets or positions to market price volatility, and the coverage will vary over time. Any costs, gains, or losses experienced through hedging procedures, including carrying costs, generally flow through the PGA clause, thereby limiting the Missouri Utilities’ exposure to earnings volatility. However, variations in the timing of collections of such gas costs under the PGA clause and the effect of cash payments for margin deposits associated with the Missouri Utilities’ use of natural gas derivative instruments may cause short-term cash requirements to vary. These procedures remain subject to prudence review by the MoPSC.
Other than fixed-price forward physical purchase contracts, Spire Alabama currently does not utilize risk mitigation strategies that incorporate commodity hedge instruments but has the ability to do so through its GSA. Spire Gulf hedges gas supply for up to 30 months in advance, and Spire Mississippi utilizes hedging for the upcoming heating season.
The Utilities’ business activities are concentrated in three states.
The Utilities provide natural gas distribution services to customers in Alabama, Mississippi, and Missouri. Changes in the regional economies, politics, regulations and weather patterns of these states could negatively impact the Utilities’ growth opportunities and the usage patterns and financial condition of customers and could adversely affect the Utilities’ earnings, cash flows, and financial position.
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
The Utilities compete with distributors offering a broad range of services and prices, from full-service distributors to those offering delivery only. The Utilities also compete for retail customers with suppliers of alternative energy products, principally propane and electricity. If they are unable to compete effectively, the Utilities may lose existing customers and/or fail to acquire new customers, which in the aggregate could have a material adverse effect on their business, operating results and financial condition.
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
The Utilities’ earnings are primarily generated by the sale of heating energy. The Missouri Utilities and Spire Mississippi each have a Weather Normalization Adjustment rider, Spire Alabama has a Temperature Adjustment Rider, and Spire Gulf has a Weather Impact Normalization Factor. These mechanisms, approved by the respective state regulatory body, provide better assurance of the recovery of fixed costs and margins during winter months despite variations in sales volumes due to the impacts of weather, while the annual rate designs of Alabama and Mississippi help adjust for other factors that affect customer usage. However, significantly warmer-than-normal weather conditions in the Utilities’ service areas and other factors, such as climate change, alternative energy sources and increased efficiency of gas furnaces and other appliances, may result in reduced profitability and decreased cash flows attributable to lower gas sales. Furthermore, continuation of these adjustment factors is subject to regulatory discretion.
In addition, the promulgation of regulations by the U.S. Environmental Protection Agency, particularly those regulating the emissions of greenhouse gases, and by the U.S. Department of Energy supporting higher efficiency for residential gas furnaces and other gas appliances or the potential enactment of congressional legislation addressing global warming and climate change may decrease customer usage, encourage fuel switching from gas to other energy forms, and may result in future additional compliance costs that could impact the Utilities’ financial conditions and results of operations.

Regional supply/demand fluctuations and changes in national infrastructure, as well as regulatory discretion, may adversely affect the Missouri Utilities’ ability to profit from off-system sales and capacity release.
The Missouri Utilities’ income from off-system sales and capacity release is subject to fluctuations in market conditions and changing supply and demand conditions in areas the Missouri Utilities hold pipeline capacity rights. Specific factors impacting the Missouri Utilities’ income from off-system sales and capacity release include the availability of attractively-priced natural gas supply, availability of pipeline capacity, and market demand. Income from off-system sales and capacity release is shared with customers. Effective April 19, 2018, the Missouri Utilities are allowed to retain 25% of the net margins achieved as a result of such off-system sales and capacity releases. The Missouri Utilities’ ability to retain such income in the future is subject to regulatory discretion in a base rate proceeding.
RISKS THAT RELATE TO THE GAS MARKETING SEGMENT
Increased competition, fluctuations in natural gas commodity prices, expiration of supply and transportation arrangements, and infrastructure projects may adversely impact the future profitability of Gas Marketing.
Competition in the marketplace and fluctuations in natural gas commodity prices have a direct impact on the Gas Marketing business. Changing market conditions and prices, the narrowing of regional and seasonal price differentials and limited future price volatility may adversely impact its sales margins or affect its ability to procure gas supplies and/or to serve certain customers, which may reduce sales profitability and/or increase certain credit requirements caused by reductions in netting capability. Also, Gas Marketing profitability may be impacted by the effects of the expiration, in the normal course of business, of certain of its natural gas supply contracts if those contracts cannot be replaced and/or renewed with arrangements with similar terms and pricing. Although the FERC regulates the interstate transportation of natural gas and establishes the general terms and conditions under which Spire Marketing may use interstate gas pipeline capacity to purchase and transport natural gas, it must occasionally renegotiate its transportation agreements with a concentrated group of pipeline companies. Renegotiated terms of new agreements, or increases in FERC-authorized rates of existing agreements, may impact Gas Marketing’s future profitability. Profitability may also be adversely impacted if pipeline capacity or future storage capacity secured is not fully utilized.
Reduced access to credit and/or capital markets may prevent the Gas Marketing business from executing operating strategies.
The Gas Marketing segment relies on its cash flows, ability to effect net settlements with counterparties, parental guaranties, and access to Spire’s liquidity resources to satisfy its credit and working capital requirements. Spire Marketing’s ability to rely on parental guaranties is dependent upon Spire’s financial condition and credit ratings. If Spire’s credit ratings were lowered, particularly below investment grade, counterparty acceptance of parental guaranties may diminish, resulting in decreased availability of credit. Additionally, under such circumstances, certain counterparties may require Spire Marketing to provide prepayments or cash deposits, amounts of which would be dependent upon natural gas market conditions. Reduced access to credit or increased credit requirements, which may also be caused by factors such as higher overall natural gas prices, may limit Spire Marketing’s ability to enter into certain transactions. In addition, Spire Marketing has concentrations of counterparty credit risk in that a significant portion of its transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. Spire Marketing also has concentrations of credit risk in certain individually significant counterparties. Spire Marketing closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations.
Risk management policies, including the use of derivative instruments, may not fully protect Spire Marketing’s sales and results of operations from volatility and may result in financial losses.
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

Spire Marketing currently manages the commodity price risk associated with fixed-price commitments for the purchase or sale of natural gas by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the New York Mercantile Exchange, Inc. and/or the Intercontinental Exchange to lock in margins. These exchange-traded/cleared contracts may be designated as cash flow hedges of forecasted transactions. However, market conditions and regional price changes may cause ineffective portions of matched positions to result in financial losses. Additionally, to the extent that Spire Marketing’s natural gas contracts are classified as trading activities or do not otherwise qualify for the normal purchases or normal sales designation (or the designation is not elected), the contracts are recorded as derivatives at fair value each period. Accordingly, the associated gains and losses are reported directly in earnings and may cause volatility in results of operations. Gains or losses (realized and unrealized) on certain wholesale purchase and sale contracts, consisting of those classified as trading activities, are required to be presented on a net basis (instead of a gross basis) in the statements of consolidated income. Such presentation could result in volatility in the Company’s operating revenues.
As a natural gas market participant, Spire Marketing is subject to all applicable FERC- and Commodity Futures Trading Commission- (“CFTC”) administered statutes, rules, regulations and orders, including those directed generally to prevent manipulation of or fraud involving natural gas physical transactions and financial instruments, such as futures, options and swaps. Spire Marketing could be subject to substantial penalties and fines by FERC or CFTC, or both, for failure to comply with such rules.
The Dodd-Frank Act’s swaps regulatory provisions and the related rules may adversely affect our existing derivative contracts and restrict our ability to monetize such contracts, cause us to restructure certain contracts, reduce the availability of derivatives to protect against risks or to optimize assets, increase the costs of entering into and maintaining swaps, adversely affect our ability to execute our hedging strategies and impact the liquidity of certain swaps products, all of which could increase our business costs.
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
The Gas Marketing business is non-regulated, in that the rates it charges its customers are not currently established by or subject to approval by any regulatory body with jurisdiction over its business. However, it is subject to various laws and regulations affecting the energy industry. New regulatory and legislative actions may adversely impact Gas Marketing’s results of operations, financial condition, and cash flows by potentially reducing customer growth opportunities and/or increasing the costs of doing business.
For example, Spire Marketing incurs additional costs to comply with new laws and regulations, such as the Dodd-Frank Act amendments to the Commodity Exchange Act, which authorizes the CFTC to regulate futures contracts, options and swaps. These derivative transactions include instruments and bilateral contracts that Spire Marketing uses to hedge or mitigate ongoing commercial risks. The Dodd-Frank Act contemplates that most standardized swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility, subject to certain exceptions. In addition, the CFTC’s rules require companies, including Spire Marketing, to maintain regulatory records of swap transactions, and to report swaps to centralized swap data repositories, among other new compliance obligations. Although Spire Marketing may qualify for exceptions to certain of the new CFTC rules, its derivatives counterparties are subject to new capital, margin, documentation and business conduct requirements imposed as a result of the Dodd-Frank Act. Such new rules may increase transaction costs and may make it more difficult for Spire Marketing to enter into hedging transactions on favorable terms or affect the number and/or creditworthiness of available swap counterparties. Spire Marketing’s inability to enter into derivatives instruments or other commercial risk hedging transactions on favorable terms, or at all, could increase operating expenses and expose it to unhedged commercial risks, including potential adverse changes in commodity prices.

The CFTC has re-proposed its position limits rules that would modify and expand the applicability of position limits on the amounts of certain speculative futures contracts, as well as economically equivalent options, futures and swaps for or linked to certain physical commodities that market participants may hold, subject to limited exemptions for certain bona fide hedging positions and other types of transactions. To the extent the revised CFTC position limits proposal becomes final, such positions will also be subject to the aggregation rules which the CFTC has adopted and the Company’s ability to execute Spire Marketing’s hedging strategies described above could be limited if Spire Marketing is unable to qualify for an exemption. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits rules may become final and effective.
The Federal Reserve Board also has proposed rules that would limit certain physical commodity activities of financial holding companies. Such rules, if adopted, may adversely affect Spire Marketing’s ability to execute the Company’s strategies by restricting the Company’s available counterparties for certain types of transactions, limiting the Company’s ability to obtain certain services, and reducing liquidity in physical and financial markets. It is uncertain at this time whether, when and in what form the Federal Reserve’s proposed rules regarding financial holding companies may become final and effective.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Spire
Refer to the information below about the principal properties of Spire Missouri and Spire Alabama. The Spire EnergySouth utilities own approximately 5,500 miles of pipelines. Other properties of Spire and its subsidiaries, including Spire Marketing and Spire EnergySouth, do not constitute a significant portion of its properties. The current leases for office space in downtown St. Louis commenced in early 2015, with terms ranging from 10 to 20 years, with multiple renewal options. For further information on leases see Note 15, Commitments and Contingencies, of the Notes to Financial Statements in Item 8.
Spire Missouri
The principal properties of Spire Missouri consist of its gas distribution system, which includes more than 30,000 miles of main and related service lines, odorization and regulation facilities, and customer meters. The mains and service lines are located in municipal streets or alleys, public streets or highways, or on lands of others for which we have obtained the necessary legal rights to place and operate our facilities on such property. Spire Missouri has an underground natural gas storage facility, several operating centers, and other related properties. Substantially all of Spire Missouri’s utility plant is subject to the liens of its mortgage. All the properties of Spire Missouri are held in fee, by easement, or under lease agreements. The principal lease agreements include underground storage rights that are of indefinite duration.
Spire Alabama
The properties of Spire Alabama consist primarily of its gas distribution system, which includes approximately 23,000 miles of main and related service lines, odorization and regulation facilities, and customer meters. The mains and service lines are located in municipal streets or alleys, public streets or highways, or on lands of others for which we have obtained the necessary legal rights to place and operate our facilities on such property. Spire Alabama also has four LNG facilities, several operating centers, and other related properties. All of the properties of Spire Alabama are held in fee, by easement, or under lease agreements.

Item 3. Legal Proceedings
For a description of pending regulatory matters of Spire, see Note 14, Regulatory Matters, of the Notes to Financial Statements in Item 8. For a description of environmental matters, see Contingencies in Note 15 of the Notes to Financial Statements in Item 8.
Spire and its subsidiaries are involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes the final outcome will not have a material effect on the consolidated financial position or results of operations reflected in the consolidated financial statements presented herein.

EXECUTIVE OFFICERS OF THE REGISTRANT – Listed below are executive officers as defined by the SEC for Spire, Spire Missouri and Spire Alabama. Their ages, at September 30, 2018, and positions are listed below along with their business experience during the past five years.

Name	Age	Position with Company (1)	Appointed (2)

S. Sitherwood	58	Spire
		President and Chief Executive Officer	February 2012

Spire Missouri
		Chairman of the Board	January 2015
		Chairman of the Board and Chief Executive Officer	October 2012

Spire Alabama
		Chairman of the Board	September 2014

S. L. Lindsey	52	Spire
		Executive Vice President, Chief Operating Officer of Distribution Operations	October 2012

Spire Missouri
		President and Chief Executive Officer	January 2015
		President	October 2012

Spire Alabama
		Chief Executive Officer	September 2014

S. P. Rasche	58	Spire
		Executive Vice President and Chief Financial Officer	November 2013

Spire Missouri
		Chief Financial Officer	May 2012

Spire Alabama
		Chief Financial Officer	September 2014

M. C. Darrell	60	Spire
		Senior Vice President, General Counsel and Chief Compliance Officer	May 2012

M. C. Geiselhart	59	Spire
		Senior Vice President, Strategic Planning and Corporate Development	January 2015
		Vice President, Strategic Planning and Corporate Development	February 2014
		Vice President, Strategic Development and Planning	August 2006

K. A. Smith	60	Spire Alabama
		President	April 2015
		Vice President, System Integrity	August 2011

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Spire
Spire’s common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “SR”. The number of holders of record as of November 12, 2018 was 3,083.

Performance Graph
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

September 30	2013	2014	2015	2016	2017	2018
Spire Inc.	$100.00	$107.08	$130.46	$157.24	$189.86	$192.98
S&P Utilities Index	100.00	117.13	124.82	146.50	164.12	168.93
S&P 500 Index	100.00	119.73	119.00	137.36	162.92	192.10
* Cumulative total return is based on a $100 investment on September 30, 2013, assuming reinvestment of dividends.

For disclosures related to securities authorized for issuance under equity compensation plans, see Note 2, Stock-Based Compensation, of the Notes to Financial Statements in Item 8.

During the three months ended September 30, 2018, the only repurchases of our common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	—	—	—	—
August 1, 2018 - August 31, 2018	114	$71.90	—	—
September 1, 2018 - September 30, 2018	64	$74.58	—	—
Total	178	$72.86	—	—
Spire Missouri
Spire Missouri common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.
Spire Missouri’s mortgage contains restrictions on its ability to pay cash dividends on its common stock, as described in further detail in Note 4, Shareholders’ Equity, of the Notes to Financial Statements in Item 8. As of September 30, 2018 and 2017, the amount under the mortgage’s formula that was available to pay dividends was $1,097.6 million and $1,010.8 million, respectively.
Spire periodically purchases common stock of Spire Missouri with the price set at the book value of Spire Missouri common stock as of the most recently completed fiscal quarter. There were no sales of Spire Missouri common stock during the three most recent fiscal years.
Spire Alabama
Spire Alabama common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.

Item 6. Selected Financial Data

Spire	Fiscal Years Ended September 30
(Dollars in millions, except per share amounts)	2018	2017	2016(1)	2015	2014(2)
Statements of Income data
Total Operating Revenues	$1,965.0	$1,740.7	$1,537.3	$1,976.4	$1,627.2
Net Income	214.2	161.6	144.2	136.9	84.6
Common Stock data
Diluted Earnings Per Share of Common Stock	$4.33	$3.43	$3.24	$3.16	$2.35
Dividends Declared Per Share of Common Stock	2.25	2.10	1.96	1.84	1.76
Balance Sheet data (3)
Total Assets	$6,843.6	$6,546.7	$6,064.4	$5,277.6	$5,059.3
Long-Term Debt (less current portion)	1,900.1	1,995.0	1,820.7	1,758.9	1,836.3
Net Economic Earnings data (4)
Net Income [GAAP]	$214.2	$161.6	$144.2	$136.9	$84.6
Missouri regulatory adjustments	30.6	—	—	—	—
Unrealized (gain) loss on energy-related derivatives	(4.0)	6.0	(0.1)	(2.8)	(1.6)
Lower of cost or market inventory adjustments	—	—	0.2	0.4	(1.1)
Realized (gain) loss on economic hedges prior to the sale of the physical commodity	(0.3)	(0.3)	(1.6)	2.4	(0.4)
Acquisition, divestiture and restructuring activities	13.6	4.0	9.2	9.8	29.5
Gain on sale of property	—	—	—	(7.6)	—
Income tax effect of adjustments	(10.3)	(3.7)	(2.8)	(0.8)	(10.9)
Effect of the Tax Cuts and Jobs Act	(60.1)	—	—	—	—
Net Economic Earnings [Non-GAAP]	$183.7	$167.6	$149.1	$138.3	$100.1
Diluted Earnings per Share of Common Stock:
Net Income [GAAP]	$4.33	$3.43	$3.24	$3.16	$2.35
Missouri regulatory adjustments	0.62	—	—	—	—
Unrealized (gain) loss on energy-related derivatives	(0.08)	0.13	—	(0.07)	(0.04)
Lower of cost or market inventory adjustments	—	—	0.01	0.01	(0.03)
Realized (gain) loss on economic hedges prior to the sale of the physical commodity	(0.01)	(0.01)	(0.04)	0.06	(0.01)
Acquisition, divestiture and restructuring activities	0.28	0.09	0.21	0.23	0.82
Gain on sale of property	—	—	—	(0.18)	—
Income tax effect of adjustments	(0.21)	(0.08)	(0.06)	(0.02)	(0.31)
Effect of the Tax Cuts and Jobs Act	(1.21)	—	—	—	—
Weighted average shares adjustment	—	—	0.06	—	0.27
Net Economic Earnings [Non-GAAP]	$3.72	$3.56	$3.42	$3.19	$3.05

(1)
Effective September 12, 2016, Spire completed the purchase of 100% of the outstanding common stock of Spire EnergySouth. Total cash consideration paid, net of cash acquired, debt assumed and a working capital settlement payment received, was $313.9, funded with a combination of the issuance of approximately 2.2 million shares of common stock on May 17, 2016, the issuance of $165.0 aggregate principal amount of senior notes on September 9, 2016, and cash on hand.

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

(3)
Balance Sheet data for fiscal years 2014-2016 has been restated to retrospectively reflect the impact of implementing Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, during fiscal 2017.

(4)
This section contains the non-GAAP financial measures of net economic earnings (“NEE”) and net economic earnings per share (“NEEPS”). NEEPS are calculated by replacing consolidated net income with consolidated NEE in the GAAP diluted earnings per share calculation. Each reconciling item between NEE and net income is shown pre-tax. The income tax effect is calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items and then adding any estimated effects of enacted state or local income tax laws for periods before the related effective date. NEEPS for 2016 excludes the impact of the May 2016 equity offering to fund the acquisition of Spire EnergySouth. NEEPS for 2014 excludes the impact of the June 2014 equity offerings to fund the acquisition of Spire Alabama. The weighted-average diluted shares used in the NEEPS calculation for fiscal years 2016 and 2014 were 43.5 and 32.7, compared to 44.3 and 35.9, respectively, used in the GAAP earnings per share calculations for those years. For more information on net economic earnings data, refer to the Non-GAAP Measures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share and per unit amounts)
INTRODUCTION
This section analyzes the financial condition and results of operations of Spire Inc. (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri” or the “Missouri Utilities”), and Spire Alabama Inc. (“Spire Alabama”). Spire Missouri, Spire Alabama and Spire EnergySouth Inc. (“Spire EnergySouth”) are wholly owned subsidiaries of the Company. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth Inc. are collectively referred to as the “Utilities”. The subsidiaries of Spire EnergySouth are Spire Gulf Inc. (“Spire Gulf”) and Spire Mississippi Inc. (“Spire Mississippi”). This section includes management’s view of factors that affect the respective businesses of the Company, Spire Missouri and Spire Alabama, explanations of financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company’s, Spire Missouri’s and Spire Alabama’s overall financial condition and liquidity. Unless otherwise indicated, references to years herein are references to the fiscal years ending September 30 for the Company and its subsidiaries.
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
Gas Utility - Spire Missouri
Spire Missouri is Missouri’s largest natural gas distribution utility and is regulated by the Missouri Public Service Commission (“MoPSC”). Spire Missouri serves St. Louis and eastern Missouri through Spire Missouri East and serves Kansas City and western Missouri through Spire Missouri West. Spire Missouri delivers natural gas to customers at rates and in accordance with tariffs authorized by the MoPSC. The earnings of Spire Missouri are primarily generated by the sale of heating energy. The rate design for each service territory serves to lessen the impact of weather volatility on its customers during cold winters and stabilize Spire Missouri’s earnings.
Gas Utility - Spire Alabama
Spire Alabama is the largest natural gas distribution utility in the state of Alabama. Spire Alabama’s service territory is located in central and northern Alabama. Among the cities served by Spire Alabama are Birmingham, the center of the largest metropolitan area in the state, and Montgomery, the state capital. Spire Alabama is regulated by the Alabama Public Service Commission (“APSC”). Spire Alabama purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial and industrial customers and other end-users of natural gas. Spire Alabama also provides transportation services to large industrial and commercial customers located on its distribution system. These transportation customers, using Spire Alabama as their agent or acting on their own, purchase gas directly from marketers or suppliers and arrange for delivery of the gas into the Spire Alabama distribution system. Spire Alabama charges a fee to transport such customer-owned gas through its distribution system to the customers’ facilities.
Gas Utility - Spire EnergySouth
Spire Gulf and Spire Mississippi are utilities engaged in the purchase, retail distribution and sale of natural gas to 0.1 million customers in southern Alabama and south-central Mississippi. Spire Gulf is regulated by the APSC and Spire Mississippi is regulated by the Mississippi Public Service Commission (“MSPSC”).

Gas Marketing
Spire Marketing Inc. (“Spire Marketing”) is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. Spire Marketing markets natural gas across the country with the core of its footprint located in and around the central United States (“U.S.”). It holds firm transportation and storage contracts in order to effectively manage its customer base, which consists of producers, pipelines, power generators, storage operators, municipalities, utility companies, and large commercial and industrial customers.
Other
Other components of the Company’s consolidated information include:

•	unallocated corporate items, including certain debt and associated interest costs;

•	Spire STL Pipeline, a subsidiary of Spire planning the construction and operation of a 65-mile FERC-regulated pipeline to deliver natural gas into eastern Missouri;

•	Spire Storage, providing physical natural gas storage services; and

•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas, and risk management, among other activities.
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

•	the Utilities’ ability to access credit markets and maintain working capital sufficient to meet operating requirements;

•	the effect of natural gas price volatility on the business; and

•	the ability to manage costs, integrate and standardize operations, and upgrade infrastructure.
Gas Marketing segment:

•	the risks of competition;

•	fluctuations in natural gas prices;

•	the changing flow and availability of natural gas;

•	new national infrastructure projects;

•	the ability to procure firm transportation and storage services at reasonable rates;

•	credit and/or capital market access;

•	counterparty risks; and

•	the effect of natural gas price volatility on the business.
Further information regarding how management seeks to manage these key variables is discussed below.
Gas Utility
The Utilities seek to provide reliable natural gas services at a reasonable cost, while maintaining and building secure and dependable infrastructures. The Utilities’ strategies focus on improving both performance and the ability to recover their authorized distribution costs and rates of return. The Utilities’ distribution costs are the essential, primarily fixed, expenditures they must incur to operate and maintain more than 58,000 miles of mains and services comprising their natural gas distribution systems and related storage facilities.

The Utilities’ distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the rate-making process, and recovery of these types of costs is included in revenues generated through the Utilities’ tariff rates. Spire Missouri’s tariff rates are approved by the MoPSC, whereas Spire Alabama’s tariff rates are approved by the APSC. Spire Gulf and Spire Mississippi have tariff rates that are approved by the APSC and MSPSC, respectively. Spire Missouri also has an off-system sales and capacity release income stream that is regulated by tariff but remains subject to fluctuations in market conditions. Effective April 19, 2018, customers receive 75% and Spire Missouri receives 25% of the net margins achieved as a result of such off-system sales and capacity releases. For information about the multiple sharing tiers and percentages in place prior to that date, see Note 14, Regulatory Matters, in the Notes to Financial Statements in Item 8.
Some of the factors impacting the level of off-system sales include the availability and cost of Spire Missouri’s natural gas supply, the weather in its service area and the weather in other markets. When Spire Missouri’s service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of Spire Missouri’s natural gas supply is available for off-system sales.
The Utilities work actively to reduce the impact of wholesale natural gas price volatility on their costs by strategically structuring their natural gas supply portfolios to increase their gas supply availability and pricing alternatives. They may also use derivative instruments to hedge against significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Purchased Gas Adjustment (“PGA”) clause of Spire Missouri, Spire Gulf and Spire Mississippi and Spire Alabama’s Gas Supply Adjustment (“GSA”) rider allow the Utilities to flow through to customers, subject to prudence review by the public service commissions, the cost of purchased gas supplies, including costs, cost reductions and related carrying costs associated with the use of derivative instruments to mitigate volatility in the cost of natural gas. As of September 30, 2018, Spire Missouri had active derivative positions, but Spire Alabama has had no gas supply derivative instrument activity since 2010. The Utilities believe they will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.
The Utilities rely on short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy their seasonal cash requirements and fund their capital expenditures. The Utilities’ ability to issue commercial paper, access their lines of credit, issue long-term bonds or obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet their foreseeable obligations. See the Liquidity and Capital Resources section for additional information.
Gas Marketing
Spire Marketing is engaged in the marketing of natural gas and providing energy services to both on-system utility transportation customers and customers outside of the Utilities’ traditional service areas. Spire Marketing utilizes its natural gas supply agreements, transportation agreements, park and loan agreements, storage agreements and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price and volatility risks associated with providing such services to its customers through the use of a variety of risk management activities, including the use of exchange-traded/cleared derivative instruments and other contractual arrangements. Spire Marketing is committed to managing commodity price risk while it seeks to expand the services that it now provides. Nevertheless, income from the Gas Marketing operations is subject to more fluctuations in market conditions than the Utilities’ operations.
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
In addition to its operating cash flows, Spire Marketing relies on Spire’s parental guaranties to secure its purchase and sales obligations of natural gas, and it also has access to Spire’s liquidity resources. A large portion of Spire Marketing’s receivables are from customers in the energy industry. It also enters into netting arrangements with many of its energy counterparties to reduce overall credit and collateral exposure. Although Spire Marketing’s uncollectible amounts are closely monitored and have not been significant, increases in uncollectible amounts from customers are possible and could adversely affect Gas Marketing’s liquidity and results of operations.

Spire Marketing carefully monitors the creditworthiness of counterparties to its transactions. It performs in-house credit reviews of potential customers and may require credit assurances such as prepayments, letters of credit or parental guaranties when appropriate. Credit limits for customers are established and monitored.
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
In the course of its business, Spire Marketing enters into commitments associated with the purchase or sale of natural gas. In accordance with U.S. generally accepted accounting principles (“GAAP”), some of its purchase and sale transactions are not recognized in earnings until the natural gas is physically delivered, while other energy-related transactions, including those designated as trading activities, are required to be accounted for as derivatives, with the changes in their fair value (representing unrealized gains or losses) recorded in earnings in periods prior to settlement. Because related transactions of a purchase and sale strategy may be accounted for differently, there may be timing differences in the recognition of earnings under GAAP and economic earnings realized upon settlement. The Company reports both GAAP and net economic earnings (non-GAAP), as discussed below.
NON-GAAP MEASURES
Net income, earnings per share and operating income reported by Spire, Spire Missouri and Spire Alabama are determined in accordance with GAAP. Spire, Spire Missouri and Spire Alabama also provide the non-GAAP financial measures of net economic earnings, net economic earnings per share and contribution margin. Management and the Board of Directors use non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting, to determine incentive compensation and to evaluate financial performance. These non-GAAP operating metrics should not be considered as alternatives to, or more meaningful than, the related GAAP measures. Reconciliations of non-GAAP financial measures to the most directly comparable GAAP measures are provided on the following pages.
Net Economic Earnings and Net Economic Earnings Per Share
Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. In fiscal 2018, these items include the revaluation of deferred tax assets and liabilities due to the Tax Cuts and Jobs Act and the write-off of certain long-standing assets as a result of disallowances in our Missouri rate proceedings. In addition, net economic earnings per share excludes the impact, in the fiscal year of issuance, of shares issued to finance acquisitions that have yet to be included in net economic earnings.
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
Contribution Margin
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of contribution margin when evaluating results of operations. Contribution margin is defined as operating revenues less natural and propane gas costs and gross receipts tax expense. The Utilities pass to their customers (subject to prudence review by, as applicable, the MoPSC, APSC or MSPSC) increases and decreases in the wholesale cost of natural gas in accordance with their PGA clauses or GSA riders. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes and gross receipts tax expense (which are calculated as a percentage of revenues), with the same amount (excluding immaterial timing differences) included in revenues, have no direct effect on operating income. Therefore, management believes that contribution margin is a useful supplemental measure, along with the remaining operating expenses, for assessing the Company’s and the Utilities’ performance.

EARNINGS
Spire
Overview – Net Income (Loss)

	Gas Utility	Gas Marketing	Other	Consol-idated	Per Diluted Share**
Year Ended September 30, 2018
Net Income [GAAP]	$144.4	$24.9	$44.9	$214.2	$4.33
Adjustments, pre-tax:
Missouri regulatory adjustments	30.6	—	—	30.6	0.62
Unrealized gain on energy-related derivatives	—	(4.0)	—	(4.0)	(0.08)
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.3)	—	(0.3)	(0.01)
Acquisition, divestiture and restructuring activities	0.2	—	13.4	13.6	0.28
Income tax effect of adjustments*	(9.1)	1.2	(2.4)	(10.3)	(0.21)
Effect of the Tax Cuts and Jobs Act	17.0	1.1	(78.2)	(60.1)	(1.21)
Net Economic Earnings (Loss) [Non-GAAP]	$183.1	$22.9	$(22.3)	$183.7	$3.72

Year Ended September 30, 2017
Net Income (Loss) [GAAP]	$180.5	$3.4	$(22.3)	$161.6	$3.43
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	0.1	5.9	—	6.0	0.13
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.3)	—	(0.3)	(0.01)
Acquisition, divestiture and restructuring activities	1.5	—	2.5	4.0	0.09
Income tax effect of adjustments*	(0.6)	(2.2)	(0.9)	(3.7)	(0.08)
Net Economic Earnings (Loss) [Non-GAAP]	$181.5	$6.8	$(20.7)	$167.6	$3.56

Year Ended September 30, 2016
Net Income (Loss) [GAAP]	$159.0	$7.1	$(21.9)	$144.2	$3.24
Adjustments, pre-tax:
Unrealized (gain) loss on energy-related derivatives	(0.3)	0.2	—	(0.1)	—
Lower of cost or market inventory adjustments	—	0.2	—	0.2	0.01
Realized gain on economic hedges prior to the sale of the physical commodity	—	(1.6)	—	(1.6)	(0.04)
Acquisition, divestiture and restructuring activities	2.3	—	6.9	9.2	0.21
Income tax effect of adjustments*	(0.7)	0.5	(2.6)	(2.8)	(0.06)
Weighted average shares adjustment**	—	—	—	—	0.06
Net Economic Earnings (Loss) [Non-GAAP]	$160.3	$6.4	$(17.6)	$149.1	$3.42

*
Income tax effect is calculated by applying federal, state and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items and then adding any estimated effects of enacted state or local income tax laws for periods before the related effective date.

**
Fiscal 2016 net economic earnings per share excludes the impact of the May 2016 equity issuance to fund a portion of the acquisition of Spire EnergySouth. The weighted average diluted shares used in the net economic earnings per share calculation for the fiscal year ended September 30, 2016 was 43.5 compared to 44.3 in the GAAP diluted earnings per share (“EPS”) calculation. For fiscal years 2018 and 2017, net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted EPS calculation.

2018 vs. 2017
Consolidated
Spire’s net income was $214.2 in fiscal 2018, compared with $161.6 in fiscal 2017. Basic and diluted earnings per share were $4.35 and $4.33, respectively, for fiscal 2018 compared with basic and diluted earnings per share of $3.44 and $3.43, respectively, for fiscal 2017. Net economic earnings were $183.7 (or $3.72 per share) in fiscal 2018, compared with $167.6 (or $3.56 per share) in fiscal 2017, an increase of $16.1. Net income increased in fiscal 2018 compared to fiscal 2017 primarily due to a $67.2 expense decrease from other activities, a $21.5 net income increase in the Gas Marketing segment, offset by a $36.1 net income decline in the Gas Utility segment. For the current year, both net income per share and net economic earnings per share were impacted by 2.3 million shares that were issued May 10, 2018. The key drivers of variances are discussed in detail below.
Gas Utility
Gas Utility net income decreased by $36.1, while net economic earnings increased $1.6 in fiscal 2018 compared to fiscal 2017. Both measures benefited from weather patterns that were significantly favorable to the prior year, with temperatures in the Utilities’ territories being near normal, versus 28% warmer than normal in the prior year, combined with a lower federal tax rate resulting from the implementation of the Tax Cuts and Jobs Act (“TCJA”) net of amounts reflected in lower customer rates. The TCJA is further described in Note 11, Income Taxes, of the Notes to Financial Statements in Item 8. These favorable impacts were partly offset by the rates changes in the Missouri Utilities effective during the third quarter as a result of two rate cases. Net income was further negatively impacted by the $23.6 after-tax charge related to certain recoveries being disallowed by the MoPSC as a result of those rate case proceedings.
Gas Marketing
Gas Marketing reported net income totaling $24.9, an increase of $21.5 compared with the same period last year. Net economic earnings for fiscal 2018 increased $16.1 from fiscal 2017. The increase in both net income and net economic earnings was attributable to improved market conditions resulting from colder weather and increased temperature volatility in the current year that increased value from regional basis differentials (spreads) and storage and transportation optimization. Net income also benefited from favorable mark-to-market fair value adjustments and the implementation of the TCJA. Further details are discussed in the Gas Marketing section below.
Other
The Company’s other non-utility activities generated net income of $44.9 for fiscal 2018, compared to a $22.3 net loss for the same period last year. This favorable variance was driven primarily by a $78.2 tax benefit resulting from the implementation of the TCJA, partly offset by higher acquisition and restructuring activities. Net economic loss was $22.3 for fiscal 2018, an increase of $1.6 compared to fiscal 2017. The increased loss reflects higher after-tax interest and other corporate costs, partially offset by an increase in non-cash earnings related to STL Pipeline.
Operating Revenues and Operating Expenses
Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2018
Operating Income (Loss)	$262.2	$33.8	$(16.3)	$—	$279.7
Operation and maintenance expenses	464.1	7.4	30.3	(10.1)	491.7
Depreciation and amortization	167.0	—	1.4	—	168.4
Taxes, other than income taxes	152.5	0.2	0.8	—	153.5
Less: Gross receipts tax expense	(98.3)	(0.1)	—	—	(98.4)
Contribution Margin [Non-GAAP]	947.5	41.3	16.2	(10.1)	994.9
Natural and propane gas costs	842.6	30.2	0.3	(1.4)	871.7
Gross receipts tax expense	98.3	0.1	—	—	98.4
Operating Revenues	$1,888.4	$71.6	$16.5	$(11.5)	$1,965.0

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2017
Operating Income (Loss)	$321.6	$5.2	$(5.1)	$—	$321.7
Operation and maintenance expenses	409.1	5.9	11.8	(5.5)	421.3
Depreciation and amortization	153.5	0.1	0.5	—	154.1
Taxes, other than income taxes	137.8	0.5	0.2	—	138.5
Less: Gross receipts tax expense	(83.0)	(0.1)	—	—	(83.1)
Contribution Margin [Non-GAAP]	939.0	11.6	7.4	(5.5)	952.5
Natural and propane gas costs	645.9	67.6	0.3	(8.7)	705.1
Gross receipts tax expense	83.0	0.1	—	—	83.1
Operating Revenues	$1,667.9	$79.3	$7.7	$(14.2)	$1,740.7

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2016
Operating Income (Loss)	$278.3	$11.8	$(7.8)	$—	$282.3
Operation and maintenance expenses	379.3	5.6	12.1	(2.4)	394.6
Depreciation and amortization	136.9	0.1	0.5	—	137.5
Taxes, other than income taxes	125.2	0.3	(0.2)	—	125.3
Less: Gross receipts tax expense	(75.3)	(0.1)	—	—	(75.4)
Contribution Margin [Non-GAAP]	844.4	17.7	4.6	(2.4)	864.3
Natural and propane gas costs	539.7	60.7	0.2	(3.0)	597.6
Gross receipts tax expense	75.3	0.1	—	—	75.4
Operating Revenues	$1,459.4	$78.5	$4.8	$(5.4)	$1,537.3
Consolidated
Spire reported operating revenues of $1,965.0 for the year ended September 30, 2018 compared with $1,740.7 for the same period last year. The increase was driven primarily by the Utilities, the result of higher gas costs passed on to customers in both Missouri and Alabama, higher volumetric demand driven principally by colder weather, higher gross receipt taxes, and higher Infrastructure System Replacement Surcharge (“ISRS”) charges at Spire Missouri. These positive drivers were partly offset by the negative impact of new rates implemented in the Spire Missouri territory in April 2018, lower off-system sales at Spire Missouri, and the timing of return of tax savings to Spire Alabama customers. Spire’s contribution margin increased $42.4 for the year ended September 30, 2018, compared to the prior year. The increase was primarily due to higher contribution margin in the Gas Marketing and Gas Utility segments of $29.7 and $8.5, respectively, combined with an $8.8 increase in contribution margin from the Company’s other non-utility activities. Operation and maintenance (“O&M”) expenses increased $70.4 for the year ended September 30, 2018 as compared to the prior year, as discussed below. Depreciation and amortization expenses increased $14.3, driven principally by continued infrastructure investment at Spire Missouri and Spire Alabama in fiscal 2018.

Gas Utility
Operating Revenues – Gas Utility operating revenues for fiscal 2018 increased $220.5 compared to fiscal 2017, and was attributable to the following factors:

Missouri Utilities and Spire Alabama – Higher PGA/GSA gas cost recoveries	$149.2
Missouri Utilities and Spire Alabama – Volumetric usage	99.3
Missouri Utilities and Spire Alabama – Higher gross receipts taxes	14.9
Spire EnergySouth revenue growth	6.6
Missouri Utilities – Higher ISRS	5.2
Missouri Utilities – Customer growth	2.6
Missouri Utilities – Off-system sales and capacity release	(28.3)
Missouri Utilities – New rate design implementation	(20.6)
Spire Alabama – Customer rate reductions resulting from TCJA	(11.2)
All other factors	2.8
Total Variation	$220.5
As shown in the table above, Gas Utility revenue posted a year-over-year increase of $220.5. The growth was driven by $149.2 higher gas cost recoveries at both Spire Missouri and Spire Alabama, $99.3 due to volumetric usage primarily related to colder weather in fiscal 2018, higher gross receipt taxes resulting from the higher current year revenues, growth at Spire EnergySouth and increases due to Spire Missouri customer growth. Partly offsetting these gains were $28.3 in lower off-system sales at Spire Missouri as higher demand for system sales reduced gas availability, the new rate design implementation at Spire Missouri, and customer rate reductions at Spire Alabama due to tax savings from the TCJA.
Contribution Margin – Gas Utility contribution margin was $947.5 for fiscal 2018, a $8.5 increase over the same period last year. The increase was attributable to the following factors:

Missouri Utilities and Spire Alabama – Volumetric usage	$29.2
Missouri Utilities – Higher ISRS	5.2
Missouri Utilities – Customer growth	2.6
Missouri Utilities – New rate design implementation	(20.6)
Spire Alabama – Customer rate reductions resulting from TCJA	(11.2)
All other factors	3.3
Total Variation	$8.5
The increase was primarily attributable to the $29.2 increase resulting from higher volumetric usage. Temperatures in the Spire Missouri territory experienced degree days that were 29% colder than last year and 3% colder than normal. Degree days in the Spire Alabama service areas in fiscal 2018 were 51% colder than the prior year, and were close to normal. Contribution margin also benefited from higher ISRS charges and customer growth at Spire Missouri. These positive impacts were partly offset by a $20.6 reduction at the Missouri Utilities due to the April 2018 implementation of new rates that lowered the fixed monthly charge and increased the volumetric component. This results in the shifting of revenues from the April through October time period to November through March, the period when the highest volume of gas is used by customers. At Spire Alabama, contribution margin was negatively impacted by $11.2 resulting from the timing of rate reductions to customers due to tax savings from the TCJA.

Operating Expenses – O&M expenses increased $55.0 for the year ended September 30, 2018 compared to the prior year. Excluding the impact of the $36.6 of disallowed recoveries at Spire Missouri resulting from the MoPSC rulings in the rate cases completed in March 2018, O&M expenses were $18.4 above prior year levels due primarily to $15.9 growth at Spire Missouri and $6.4 growth at Spire Alabama, partly offset by a $3.9 reduction experienced by Spire EnergySouth. The O&M growth at the Missouri Utilities and Spire Alabama were attributable to the colder weather, with higher employee-related costs and bad debt expense at both Spire Missouri and Spire Alabama in the current year. Spire Missouri was also impacted by a $5.8 increase in pension and postretirement amortization expenses resulting from the rate cases. For more information about the Missouri rate cases, see Note 14, Regulatory Matters, of the Notes to Financial Statements in Item 8. Taxes other than income taxes were $14.7 higher in the current year, driven by a $15.3 increase related to higher gross receipt taxes due to the higher revenues. Depreciation and amortization expenses for the year ended September 30, 2018 increased $13.5 from the prior year, $9.7 due to Spire Missouri and $3.3 relating to Spire Alabama, principally the result of continued infrastructure capital spending in fiscal 2018.
Gas Marketing
Operating Revenues – Gas Marketing operating revenue for the year ended September 30, 2018 decreased $7.7 from the prior year. The variance in revenues reflects the impact of lower general pricing levels, partly offset by the effect of favorable $10.5 mark-to-market adjustments on derivatives and slightly higher total volumes. Average commodity pricing for the year ended September 30, 2018 was approximately $2.680/MMBtu versus approximately $2.897/MMBtu for fiscal 2017, a decrease of $0.217/MMBtu.
Contribution Margin – Gas Marketing contribution margin was $41.3 for fiscal 2018, a $29.7 increase compared to the same period last year, with that variance significantly impacted by favorable fair value adjustments on derivative holdings in the current year, and unfavorable adjustments in the prior year. Removing these fair value adjustments from both periods, contribution margin is $19.8 higher than last year, reflecting higher storage and transportation optimization, and capturing large basis differentials (spreads) during the cold weather in the current year.
Other
Other operating revenue increased $8.8 for the year ended September 30, 2018 compared to 2017, driven by higher reinsurance premiums and gas storage revenues. Other operating expenses were $19.9 higher than the prior year, with $15.7 of the increase driven by acquisitions of gas storage operations, and the remaining increase due to costs related to the reinsurance premiums.
Interest Charges
Consolidated interest charges during the year ended September 30, 2018 increased $9.3 versus the prior year. The increase was primarily driven by Spire Missouri’s issuance of $170.0 in long-term debt in September 2017, and Spire Alabama’s issuance of $75.0 of long-term debt: $30.0 on December 1, 2017, and $45.0 on January 12, 2018. Also, short-term rates averaged 2.0% in the current year versus 1.2% for the prior year, which was only partly offset with lower average borrowings outstanding. For the years ended September 30, 2018 and 2017, average short-term borrowings were $408.6 and $485.8, respectively.
Income Taxes
Consolidated income tax expense during the year ended September 30, 2018, decreased $104.1, primarily as a result of the TCJA enacted in December 2017. Of the decrease, $60.1 is the result of the revaluation of deferred tax assets and liabilities on the balance sheet that were not reflected in net economic earnings. The remaining reduction in income tax is primarily the result of a decrease in current year federal income tax rate due to tax reform, combined with the effects of lower pre-tax book income. The effective tax rate in fiscal 2018 was (14.1%) compared to 32.4% in fiscal 2017. The TCJA is further described in Note 11, Income Taxes, of the Notes to Financial Statements in Item 8.

Spire Missouri
Summary Operating Results

Year ended September 30,	2018	2017
Operating Income	$141.3	$196.9
Operation and maintenance expenses	296.3	243.8
Depreciation and amortization	102.8	93.1
Taxes, other than income taxes	108.4	99.8
Less: Gross receipts tax expense	(68.9)	(60.0)
Contribution Margin (non-GAAP)	579.9	573.6
Natural and propane gas costs	636.8	538.3
Gross receipts tax expense	68.9	60.0
Operating Revenues	$1,285.6	$1,171.9
Net Income	$129.3	$113.0
Operating revenues during the year ended September 30, 2018 increased $113.7 from the same period last year. Revenues were impacted primarily by higher gas costs of $83.7 passed on to customers, a $61.1 increase due to weather and volumetric impacts, higher gross receipts taxes of $8.9, higher ISRS charges of $5.2, and customer growth of $2.6. These positive impacts on the revenue growth were partly offset by a $28.3 reduction in off-system sales and a $20.6 reduction due to the implementation of the two Missouri rate cases that were resolved in March 2018.
Contribution margin for the year ended September 30, 2018 increased $6.3 from the prior year. Higher volumetric/weather impacts and ISRS charges of $17.0 and $5.2, respectively, combined with customer growth impacts of $2.6, were partly offset by a $20.6 reduction due to two Missouri rate cases (as noted above).
O&M for the year ended September 30, 2018 were $52.5 higher than the prior year. Of this increase, $36.6 was due to disallowed recoveries resulting from the MoPSC rulings in the rate cases completed in March 2018, and $7.0 was primarily related to an increase in the amount of amortization for pension and postretirement costs resulting from those rate cases. Excluding these rate case impacts, O&M increased $8.9, attributable to the colder weather, with higher employee-related costs and bad debt expense in the current year. Depreciation and amortization increased $9.7, reflecting continued infrastructure investments throughout Missouri. Interest expense in the current year was $7.3 greater than prior year, the result of the issuance of $170.0 in long-term debt in September 2017, and the combination of higher short-term borrowings and higher average effective interest rates. Income taxes were $80.1 lower for the year ended September 30, 2018 versus the prior year, as described earlier.
Temperatures experienced in the Missouri Utilities’ service area during fiscal 2018 were 29% colder than they prior year and 3% colder than normal. Total system therms sold and transported were 1,759.8 million for fiscal 2018 compared with 1,482.1 million for fiscal 2017, an increase of 19%. Total off-system therms sold and transported outside of Spire Missouri’s service area decreased 61% to 68.6 million for fiscal 2018 compared with 175.6 million for fiscal 2017. The decrease in off-system therms was the direct result of the increase in demand experienced for system therms.

Spire Alabama
Summary Operating Results

Year ended September 30,	2018	2017
Operating Income	$98.6	$105.8
Operation and maintenance expenses	136.8	130.4
Depreciation and amortization	53.2	49.9
Taxes, other than income taxes	36.1	29.9
Less: Gross receipts tax expense	(25.4)	(19.5)
Contribution Margin (Non-GAAP)	299.3	296.5
Natural and propane gas costs	176.0	84.5
Gross receipts tax expense	25.4	19.5
Operating Revenues	$500.7	$400.5
Net Income	$1.3	$58.1
Operating revenues for the year ended September 30, 2018 increased $100.2 versus the comparable period ended September 30, 2017. Of the increase, $65.5 related to higher gas cost recoveries, $38.2 was the result of weather and usage impacts, $6.0 was attributable to higher gross receipt taxes, along with approximately $1.7 associated with lower Rate Stabilization and Equalization (“RSE”) return on equity revenue adjustments in the current year. Partly offsetting these positive impacts was a $11.2 revenue reduction resulting from the timing of rate reductions to customers due to tax savings from the TCJA.
Contribution margin increased $2.8 versus the prior year, as $12.2 in higher weather/volumetric impacts and a favorable RSE adjustment of approximately $1.7 were offset by the $11.2 impact of the customer rate reduction resulting from the TCJA.
O&M expenses for the year ended September 30, 2018 increased $6.4 versus the year ended September 30, 2017. The increase in other operating expenses was driven primarily by higher employee-related costs and bad debt, which were unfavorably impacted by the colder weather in the current year. Depreciation and amortization was $3.3 higher versus the same period last year, the result of continued infrastructure investment throughout Spire Alabama’s service territory.
Temperatures in Spire Alabama’s service area during the year ended September 30, 2018 were 51% colder than last year, and approximately equal to historical norms. Spire Alabama’s total therms sold and transported were 1,020.8 million for the year ended September 30, 2018, compared with 900.6 million last year, a 13% increase.
For further information on the GSA, RSE and CCM mechanisms, see Note 14, Regulatory Matters, of the Notes to Financial Statements in Item 8.

2017 vs. 2016
Spire
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
Gas Utility
Gas Utility net income and net economic earnings increased by $21.5 and $21.2, respectively, in fiscal 2017, compared to 2016. The increases to net income and net economic earnings were driven by the $9.6 income growth generated by the Spire EnergySouth acquisition, margin growth and combined lower O&M expenses at Spire Missouri and Spire Alabama. The margin growth was driven by higher ISRS charges at the Missouri Utilities and net favorable regulatory adjustments at Spire Alabama, partly offset by weather impacts resulting from warmer winter temperatures. These impacts were partly offset by increases in depreciation and amortization expenses. Additionally, interest expense was higher due to the Spire EnergySouth acquisition and higher interest charges experienced by Spire Missouri. Income taxes were also higher due to the Spire EnergySouth acquisition and higher pre-tax income for both Spire Missouri and Spire Alabama. Further details are discussed in the Gas Utility section below.
Gas Marketing
Gas Marketing reported net income totaling $3.4, a decrease of $3.7 compared with the same prior year period. Net economic earnings for fiscal 2017 increased $0.4 from fiscal 2016. The decrease in net income was primarily attributable to unfavorable mark-to-market (“MTM”) activity in fiscal 2017. Net economic earnings benefited from increased value from spreads and asset optimization in fiscal 2017 versus 2016. Further details are discussed in the Gas Marketing section below.
Other
The combined increase in net loss and net economic loss for the Company’s other non-utility activities were $0.4 and $3.1, respectively, for fiscal 2017 compared to the prior year. The increased loss was primarily the result of higher interest charges associated with the September 2016 acquisition of Spire EnergySouth.
Operating Revenues and Operating Expenses
Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown above.
Consolidated
Spire reported operating revenues of $1,740.7 for the fiscal year ended September 30, 2017 compared with $1,537.3 for the fiscal year ended September 30, 2016. The increase was driven primarily by the Utilities, the result of the Spire EnergySouth acquisition, higher ISRS charges at Spire Missouri, favorable regulatory adjustments at Spire Alabama, and higher gas costs passed on to customers in both Missouri and Alabama. These positive drivers were partly offset by lower demand as a result of warmer weather. Spire’s contribution margin increased $88.2 for the twelve months ended September 30, 2017 compared to fiscal 2016. The increase was primarily due to higher contribution margin of $94.6 for the Gas Utility segment, slightly offset by the lower contribution margin reported in Gas Marketing. O&M expenses increased $26.7 for the twelve months ended September 30, 2017 as compared to fiscal 2016, as discussed below. Depreciation and amortization expenses increased $16.6, driven principally by the Spire EnergySouth acquisition and continued infrastructure investment at Spire Missouri and Spire Alabama in fiscal 2017.

Gas Utility
Operating Revenues – Gas Utility Operating Revenues for fiscal 2017 increased $208.5 compared to fiscal 2016, and was primarily attributable to the following factors:

New customer revenue from Spire EnergySouth acquisition	$92.1
Higher wholesale gas costs passed on to customers	87.2
Spire Alabama - Lower RSE revenue reduction and higher CCM benefit	19.2
Spire Missouri - Higher off-system sales and capacity release	17.9
Spire Missouri - Higher ISRS charges	14.2
Higher gross receipts tax	4.9
Weather / temperature adjustment impact	(27.3)
All other	0.3
Total Variation	$208.5
Contribution Margin – Gas Utility contribution margin was $939.0 for fiscal 2017, a $94.6 increase over the fiscal 2016 period. The increase was attributable to the following factors:

Contribution margin from Spire EnergySouth acquisition	$66.6
Spire Alabama - Lower RSE revenue reduction and higher CCM benefit	19.2
Spire Missouri - Higher ISRS charges	14.2
Spire Missouri - Higher off-system sales and capacity release	1.4
Weather / temperature adjustment impact	(8.6)
All other	1.8
Total Variation	$94.6
The increase was primarily attributable to the $66.6 of operating margin resulting from the Spire EnergySouth acquisition, lower RSE revenue adjustments, beneficial CCM and return on capital impacts totaling $19.2 for Spire Alabama, and benefits of higher ISRS charges for the Missouri Utilities in 2017 of $14.2. These positive impacts offset the negative impact of weather and temperature adjustments. Temperatures in the Spire Missouri territory experienced degree days that were 1% warmer than last year and 20% warmer than normal. Degree days in the Spire Alabama service areas in fiscal 2017 were 15% warmer than the prior year, and 35% warmer than normal. Temperatures are a significant part of the Utilities’ rate cases, contributing to the constrained margins experienced in fiscal 2017.
Operating Expenses – Depreciation and amortization expenses for the twelve months ended September 30, 2017 increased $16.6 from fiscal 2016, $10.0 the result of the Spire EnergySouth acquisition, $4.5 due to Spire Missouri and $2.1 relating to Spire Alabama, principally the result of continued infrastructure capital spending in fiscal 2017. O&M expenses increased $29.8 for the twelve months ended September 30, 2017 compared to the same period in the prior year. Excluding the impact of the $33.5 increase relating to the Spire EnergySouth acquisition, O&M expenses were $3.7 below fiscal 2016 levels due primarily to lower employee-related costs that were only partly offset by higher professional services. The employee labor-costs were favorably impacted by the warmer weather experienced in both the Spire Missouri and Spire Alabama service territories. Taxes other than income taxes were $12.6 higher in fiscal 2017, with $7.6 of the increase attributable to the Spire EnergySouth acquisition. $4.2 of the increase was related to the higher gross receipt taxes due to the higher revenues, with the remainder of the variance related to property tax expense at Spire Missouri.
Gas Marketing
Operating Revenues – Gas Marketing operating revenue for the twelve months ended September 30, 2017 increased $0.8 from the same prior year period. The variance in revenues reflects the impact of higher total volumes and higher commodity pricing levels partly offset by the effect of increased trading activities, and favorable MTM adjustments on derivatives. Under GAAP, revenues associated with trading activities are presented net of related costs. Average pricing for the twelve months ended September 30, 2017 was approximately $2.897/MMBtu versus approximately $2.286/MMBtu for fiscal 2016, an increase $0.611/MMBtu.

Contribution Margin – Gas Marketing contribution margin was $11.6 for fiscal 2017, a $6.1 decrease compared to the same prior year period, with that variance significantly impacted by unfavorable fair value adjustments on derivative holdings in fiscal 2017, and favorable adjustments in the prior year. Removing these fair value adjustments from both periods, contribution margin is $0.7 higher than fiscal 2016, reflecting favorable wholesale trading volumes and storage optimization.
Other
Other operating revenue increased $2.9 for the twelve months ended September 30, 2017 compared to the same period in fiscal 2016, driven by higher reinsurance premiums. Other operating expenses were essentially flat, as an increase in costs related to the reinsurance premiums was offset by a decrease in corporate-level integration expenses.
Interest Charges
Consolidated interest charges during the twelve months ended September 30, 2017 increased $11.9 from fiscal 2016. The increase was primarily driven by the debt incurred and assumed as a result of the Spire EnergySouth acquisition generating interest expense of $8.5, combined with marginally higher interest rates on floating rate debt in the first six months of 2017 and higher interest rates on the senior notes issued in March of 2017 that were used to retire the $250.0 of floating rate debt. Also, for the twelve months ended September 30, 2017 and 2016, average short-term borrowings were $485.8 and $273.9, respectively, and the average interest rates on these borrowings were 1.2% and 0.9%, respectively.
Income Taxes
Consolidated income tax expense increased $8.1 in fiscal 2017 from fiscal 2016 primarily due to higher pre-tax income. The fiscal 2017 effective tax rate of 32.4% was essentially flat versus fiscal 2016’s effective rate of 32.5%.

REGULATORY MATTERS
For discussions of regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 14, Regulatory Matters, of the Notes to Financial Statements in Item 8. Those discussions include more information about the Utilities’ recent rate proceedings and updates on FERC proceedings related to Spire STL Pipeline and Spire Storage.

ACCOUNTING PRONOUNCEMENTS
The Company, Spire Missouri and Spire Alabama have evaluated or are in the process of evaluating the impact that recently issued accounting standards will have on their financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Pronouncements section of Note 1 of the Notes to Financial Statements in Item 8.
INFLATION
The accompanying financial statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital-intensive nature of the businesses of the Company, Spire Missouri and Spire Alabama, the most significant impact of inflation is on the depreciation of utility plant. Rate regulation, to which the Utilities are subject, allows recovery through its rates of only the historical cost of utility plant as depreciation. The Utilities expect to incur significant capital expenditures in future years, primarily related to the planned increased replacements of distribution plant. The Utilities believe any higher costs experienced upon replacement of existing facilities will be recovered through the normal regulatory process.

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following represent the more significant items requiring the use of judgment and estimates in preparing our financial statements:
Regulatory Accounting – The Utilities account for their regulated operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 980, Regulated Operations. The provisions of this accounting guidance require, among other things, that financial statements of a rate-regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-rate-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. For Spire Missouri and Spire Alabama, management believes the following represent the more significant items recorded through the application of this accounting guidance:
PGA Clause – Spire Missouri’s PGA clauses allows the Missouri Utilities to flow through to customers, subject to a prudence review by the MoPSC, the cost of purchased gas supplies, including the costs, cost reductions and related carrying costs associated with the Missouri Utilities’ use of natural gas derivative instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA clauses are recorded as regulatory assets and regulatory liabilities that are recovered or refunded in a subsequent period. The PGA clauses also permit the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments, and also provide for a portion of income from off-system sales and capacity release revenues to be flowed through to customers.
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
The tables below reflect the sensitivity of Spire’s plans to potential changes in key assumptions:

Pension Plan Benefits: Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) to Projected Benefit Obligation	Estimated Increase/ (Decrease) to Annual Net Pension Cost*
Discount Rate	0.25%	$(14.4)	$0.5
	(0.25)%	15.0	(0.5)
Expected Return on Plan Assets	0.25%	—	(1.2)
	(0.25)%	—	1.2
Rate of Future Compensation Increase	0.25%	3.9	0.4
	(0.25)%	(3.8)	(0.4)

Postretirement Benefits: Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) to Projected Postretirement Benefit Obligation	Estimated Increase/ (Decrease) to Annual Net Postretirement Benefit Cost*
Discount Rate	0.25%	$(4.2)	$0.1
	(0.25)%	4.4	(0.1)
Expected Return on Plan Assets	0.25%	—	(0.6)
	(0.25)%	—	0.6
Annual Medical Cost Trend	1.00%	8.4	1.4
	(1.00)%	(7.7)	(1.3)

*
Excludes the impact of regulatory deferral mechanism. See Note 12, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements in Item 8 for information regarding the regulatory treatment of these costs.

Income Taxes – Income tax calculations require estimates due to book-tax differences, estimates with respect to regulatory treatment of certain items, and uncertainty in the interpretation of tax laws and regulations. Critical assumptions and judgments also include projections of future taxable income to determine the ability to utilize net operating losses and credit carryforwards prior to their expiration. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management regularly assesses financial statement tax provisions to identify any change in regulatory treatment or tax related estimates and assumptions that could have a material impact on cash flows, financial position and/or results of operations.
For further discussion of significant accounting policies, see Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements in Item 8.

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

Cash Flow Summary	2018	2017	2016
Net cash provided by operating activities	$456.6	$288.3	$328.3
Net cash used in investing activities	(531.7)	(433.5)	(612.7)
Net cash provided by financing activities	89.1	147.4	275.8
Net cash provided by operating activities increased $168.3 from 2017 to 2018, primarily driven by increased net income and a decrease in working capital. Net cash provided by operating activities decreased $40.0 from fiscal 2016 to 2017 due to working capital fluctuations largely driven by the relative weather conditions and gas prices during the periods.
In fiscal 2018, the Company used $98.2 more cash in investing activities than in 2017 but $81.0 less than in 2016. Fiscal 2016 included $317.7 net cash used for the acquisition of Spire EnergySouth, while 2017 included only a small related settlement, and 2018 net acquisition payments totaled $28.1 for Spire Storage. Capital expenditures increased $144.8 from fiscal 2016 to 2017, primarily as a result of the higher level of infrastructure upgrades across both Missouri and Alabama, as well as $16 from the addition of EnergySouth and $26 for the Spire STL Pipeline project. Capital expenditures increased another $61.3 from fiscal 2017 to about $500 in 2018, reflecting spending of $40 for the STL Pipeline, as well as investment to support customer growth, new business development, and the continued commitment to infrastructure upgrades at the Utilities. Spire estimates its capital expenditures for fiscal 2019 will be approximately $650, including $475 for the Utilities and $175 for STL Pipeline and Spire Storage.
Net cash provided by financing activities decreased $58.2 from 2017 to 2018 after decreasing $128.5 from fiscal 2016 to 2017. This trend primarily reflects changes in the net issuance or repayment of long-term debt, with a a $25.0 net repayment in 2018, a $26.2 net issuance in 2017, and a $165.0 net issuance in 2016. Short-term borrowings and stock issuances and dividends paid trended higher over the three years.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Our debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of September 30, 2018, the debt ratings of the Company, Spire Missouri and Spire Alabama, shown in the following table, remain at investment grade with a stable outlook.

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB+	Baa2
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	A-	A2
It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, interest payments on long-term debt, scheduled maturities of long-term debt, short-term seasonal needs and dividends.
Cash and Cash Equivalents
Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of September 30, 2018 or 2017. Due to lower yields available to Spire on short-term investments, the Company elected to provide all of Spire Missouri’s and Spire Alabama’s short-term funding through intercompany lending during the past fiscal year.

Short-term Debt
The Utilities’ short-term borrowing requirements typically peak during the colder months, while most of the Company’s other needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper or through the use of a revolving credit facility. For information about these resources, see Note 6, Notes Payable and Credit Agreements, of the Notes to Financial Statements in Item 8. Information about interest rate risk is included under “MARKET RISK” below.

Long-term Debt and Equity
At September 30, 2018, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,092.0, of which $880.0 was issued by Spire Missouri, $325.0 was issued by Spire Alabama, and $72.0 was issued by other subsidiaries. For more information about long-term debt, see Note 5 of the Notes to Financial Statements in Item 8. For information about related interest rate risk, see “Interest Rate Risk” under “MARKET RISK” below.
Spire Missouri is authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), issue common stock, and issue private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021.
Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (“SEC”) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 221,107 and 216,678 shares at September 30, 2018 and November 12, 2018, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on September 23, 2019.
Including the current portion of long-term debt, and treating the redeemable noncontrolling interest as equity, the Company’s long-term consolidated capitalization at September 30, 2018 consisted of 52.2% equity, compared to 48.7% equity at September 30, 2017. For more information about equity, see Note 4 of the Notes to Financial Statements in Item 8.

CONTRACTUAL OBLIGATIONS
As of September 30, 2018, Spire had contractual obligations with payments due as summarized below:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal Payments on Long-term Debt	$2,092.0	$175.5	$100.2	$384.3	$1,432.0
Interest Payments on Long-term Debt (a)	1,256.3	86.6	158.3	141.6	869.8
Operating Leases (b)	78.5	9.7	14.5	13.0	41.3
Purchase Obligations – Natural Gas (c)	1,240.9	547.7	469.1	100.4	123.7
Purchase Obligations – Other (d)	45.9	39.3	5.0	0.9	0.7
Asset Retirement Obligations	321.1	9.8	18.4	18.1	274.8
Total (e)	$5,034.7	$868.6	$765.5	$658.3	$2,742.3

(a)
Includes interest payments over the terms of the debt. Interest is calculated using the applicable interest rate and outstanding principal for each instrument with the terms ending at each instrument’s stated maturity. See Note 5, Long-Term Debt, of the Notes to Financial Statements in Item 8.

(b)	Lease obligations are primarily for office space and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Gas Utility and Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2018 forward market prices. Each of the Utilities generally recovers costs related to its purchases, transportation and storage of natural gas through the operation of its PGA clause or GSA rider, subject to prudence review by the appropriate regional public service commission. Variations in the timing of collections of gas costs from customers may affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(e)
Long-term liabilities associated with unrecognized tax benefits, totaling $8.1, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to contribute $27.1 to its qualified, trusteed pension plans and $0.5 to its non-qualified pension plans during fiscal 2019. With regard to the postretirement benefits, the Company anticipates it will contribute $1.9 to the qualified trusts and $0.5 directly to participants from Spire Missouri funds during fiscal 2019. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 12, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements in Item 8.

ENVIRONMENTAL MATTERS
The Utilities and other Spire subsidiaries own and operate natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Spire Missouri’s or Spire Alabama’s financial position and results of operations. As environmental laws, regulations and their interpretations change, however, the Company and the Utilities may be required to incur additional costs. For information relative to environmental matters, see Contingencies in Note 15 of the Notes to Financial Statements in Item 8.
OFF-BALANCE SHEET ARRANGEMENTS
At September 30, 2018, the Company had no off-balance sheet financing arrangements, other than operating leases, surety bonds, and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance sheet financing arrangements in the near future.

MARKET RISK
Commodity Price Risk
Gas Utility
The Utilities’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of the Missouri Utilities’ PGA clauses and Spire Alabama’s GSA rider. The PGA clauses and GSA rider allows the Utilities to flow through to customers, subject to prudence review by the MoPSC and APSC, the cost of purchased gas supplies. Spire Missouri is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. Spire Missouri is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. The Utilities also have risk management policies that allow for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. These policies prohibit speculation. As of September 30, 2018, Spire Missouri had active natural gas derivative positions, but Spire Alabama did not. Costs and cost reduction, including carrying costs, associated with the use of natural gas derivative instruments are allowed to be passed on to customers through the operation of the PGA clauses or GSA rider. Accordingly, the Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. For more information about the Utilities’ natural gas derivative instruments, see Note 9, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8.
Gas Marketing
In the course of its business, Spire’s non-regulated gas marketing subsidiary, Spire Marketing, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, Spire Marketing has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, Spire Marketing manages the price risk associated with its fixed price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options and swap contracts traded on or cleared through the New York Mercantile Exchange (“NYMEX”) and Intercontinental Exchange (“ICE”) to lock in margins. At September 30, 2018 and 2017, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations.
As mentioned above, Spire Marketing uses natural gas futures, options and swap contracts traded on or cleared through the NYMEX and ICE to manage the commodity price risk associated with its fixed-price natural gas purchase and sale commitments. These derivative instruments may be designated as cash flow hedges of forecasted purchases or sales. Such accounting treatment, if elected, generally permits a substantial portion of the gain or loss to be deferred from recognition in earnings until the period that the associated forecasted purchase or sale is recognized in earnings. To the extent a hedge is effective, gains or losses on the derivatives will be offset by changes in the value of the hedged forecasted transactions. Information about the fair values of Spire Marketing’s exchange-traded/cleared natural gas derivative instruments is presented below:

	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin
Net balance of derivative assets at September 30, 2017	$0.5	$2.0	$2.5
Changes in fair value	(9.7)	—	(9.7)
Settlements/purchases - net	2.0	—	2.0
Changes in cash margin	—	9.2	9.2
Net balance of derivative assets at September 30, 2018	$(7.2)	$11.2	$4.0

	As of September 30, 2018
Maturity by Fiscal Year	Total	2019	2020	2021	2022	2023
Fair values of exchange-traded/cleared natural gas derivatives - net	$(0.5)	$—	$(0.3)	$(0.1)	$(0.1)	$—
Fair values of basis swaps - net	(6.7)	(6.9)	0.2	—	—	—

Position volumes:
MMBtu - net (short) long futures/swap/option positions	(0.9)	(2.9)	0.1	1.2	0.7	—
MMBtu - net (short) long basis swap positions	(21.3)	(19.5)	(1.2)	—	(0.5)	(0.1)
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
Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal 2020:

Net balance of derivative assets at September 30, 2017	$(1.5)
Changes in fair value	24.7
Settlements	(13.4)
Net balance of derivative liabilities at September 30, 2018	$9.8
For further details related to Spire Marketing’s derivatives and hedging activities, see Note 9, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8.
Counterparty Credit Risk
Spire Marketing has concentrations of counterparty credit risk in that a significant portion of its transactions are with energy producers, utility companies and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry or other conditions. Spire Marketing also has concentrations of credit risk with certain individually significant counterparties. To the extent possible, Spire Marketing enters into netting arrangements with its counterparties to mitigate exposure to credit risk. It is also exposed to credit risk associated with its derivative contracts designated as normal purchases and normal sales. Spire Marketing closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these concentrations of credit risk, including how Spire Marketing manages these risks, see Note 10, Concentrations of Credit Risk, of the Notes to Financial Statements in Item 8.
Interest Rate Risk
The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during fiscal 2018, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense (and a decrease in pre-tax earnings and cash flows) of approximately $4.1 on an annual basis. Portions of such an increase may be offset through the Utilities’ application of PGA and GSA carrying costs. At September 30, 2018, Spire had no variable rate long-term debt outstanding but had fixed-rate long-term debt totaling $2,092.0. Spire Missouri had fixed-rate long-term debt totaling $880.0 and Spire Alabama had fixed-rate long-term debt of $325.0, both included in Spire’s total long-term debt. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

During the second quarter of fiscal 2016, Spire entered into five-year interest rate swap transactions with a fixed interest rate of 1.776% and a notional amount of $105.0 to protect itself against adverse movement in interest rates in anticipation of the issuance of long-term debt in fiscal 2017. During the third quarter of fiscal 2016, the Company entered into seven-year swap transactions with an average fixed interest rate of 1.501% and a notional amount of $120.0 to hedge additional debt expected to be issued in fiscal 2017. All of these hedge positions were settled during the second quarter of fiscal 2017, resulting in a gain of $14.1 which will be amortized over the hedged periods. Also during the second quarter of fiscal 2017, Spire entered into a ten-year interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $2.5 mark-to-market gain on this swap as part of other comprehensive income for the year ended September 30, 2018. In August 2018, Spire entered into a three-year interest rate swap with a fixed interest rate of 2.7675% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future variable interest rate payments. The Company recorded a $0.5 mark-to-market gain on this swap as part of other comprehensive income for the year ended September 30, 2018.
Refer to Note 9, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8 for additional details on these interest rate swap transactions.

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
Spire Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Inc.’s internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Inc.’s internal control over financial reporting was effective as of September 30, 2018. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on Spire Inc.’s internal control over financial reporting, which is included herein.
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
Spire Missouri Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Missouri Inc.’s internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Missouri Inc.’s internal control over financial reporting was effective as of September 30, 2018.
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
Spire Alabama Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Alabama Inc.’s internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Alabama Inc.’s internal control over financial reporting was effective as of September 30, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Spire Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2018, of the Company and our report dated November 15, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Reports on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
November 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Spire Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
November 15, 2018

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Spire Missouri Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets and statements of capitalization of Spire Missouri Inc. (a wholly owned subsidiary of Spire Inc.) (the "Company") as of September 30, 2018 and 2017, the related statements of comprehensive income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
November 15, 2018

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Spire Alabama Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets and statements of capitalization of Spire Alabama Inc.(a wholly owned subsidiary of Spire Inc.) (the "Company") as of September 30, 2018 and 2017, the related statements of income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
November 15, 2018

We have served as the Company’s auditor since 2014.

SPIRE INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
Years Ended September 30	2018	2017	2016
Operating Revenues:
Gas Utility	$1,888.0	$1,660.0	$1,457.2
Gas Marketing and other	77.0	80.7	80.1
Total Operating Revenues	1,965.0	1,740.7	1,537.3
Operating Expenses:
Gas Utility
Natural and propane gas	770.1	570.5	492.2
Other operation and maintenance expenses	455.6	405.0	377.5
Depreciation and amortization	167.0	153.5	136.9
Taxes, other than income taxes	152.5	137.8	125.2
Total Gas Utility Operating Expenses	1,545.2	1,266.8	1,131.8
Gas Marketing and other	140.1	152.2	123.2
Total Operating Expenses	1,685.3	1,419.0	1,255.0
Operating Income	279.7	321.7	282.3
Other Income, Net	6.4	6.6	8.6
Interest Charges:
Interest on long-term debt	83.0	76.8	67.6
Other interest charges	15.4	12.3	9.6
Total Interest Charges	98.4	89.1	77.2
Income Before Income Taxes	187.7	239.2	213.7
Income Tax (Benefit) Expense	(26.5)	77.6	69.5
Net Income	$214.2	$161.6	$144.2
Weighted Average Number of Common Shares Outstanding:
Basic	49.1	46.9	44.1
Diluted	49.3	47.0	44.3
Basic Earnings Per Share of Common Stock	$4.35	$3.44	$3.26
Diluted Earnings Per Share of Common Stock	$4.33	$3.43	$3.24

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
Years Ended September 30	2018	2017	2016
Net Income	$214.2	$161.6	$144.2
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	3.9	11.5	(4.0)
Reclassification adjustment for (income) loss included in net income	(1.5)	—	1.1
Net unrealized gain (loss) on cash flow hedging derivative instruments	2.4	11.5	(2.9)
Defined benefit pension and other postretirement benefit plans:
Amortization of actuarial loss (gain) included in net periodic pension and postretirement benefit cost	0.4	0.4	(0.3)
Net defined benefit pension and other postretirement benefit plans	0.4	0.4	(0.3)
Net unrealized gain (loss) on available-for-sale debt securities	0.3	(0.1)	—
Other Comprehensive Income (Loss), Before Tax	3.1	11.8	(3.2)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	0.6	4.4	(1.0)
Other Comprehensive Income (Loss), Net of Tax	2.5	7.4	(2.2)
Comprehensive Income	$216.7	$169.0	$142.0

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED BALANCE SHEETS
(In millions)
September 30	2018	2017
ASSETS
Utility Plant	$5,653.3	$5,278.4
Less: Accumulated depreciation and amortization	1,682.8	1,613.2
Net Utility Plant	3,970.5	3,665.2
Non-utility property (net of accumulated depreciation and amortization, $10.4 and $8.6 at September 30, 2018 and 2017, respectively)	174.5	52.0
Goodwill	1,171.6	1,171.6
Other investments	68.7	64.2
Other Property and Investments	1,414.8	1,287.8
Current Assets:
Cash and cash equivalents	4.4	7.4
Accounts receivable:
Utility	151.9	140.5
Other	167.3	149.2
Allowance for doubtful accounts	(22.4)	(18.3)
Delayed customer billings	6.9	3.4
Inventories:
Natural gas	175.2	194.9
Propane gas	12.0	12.0
Materials and supplies	23.1	18.9
Natural gas receivable	1.8	1.9
Derivative instrument assets	13.3	5.9
Unamortized purchased gas adjustments	8.2	102.6
Other regulatory assets	64.6	72.9
Prepayments	31.0	28.0
Other	22.3	6.2
Total Current Assets	659.6	725.5
Deferred Charges and Other Assets:
Regulatory assets	669.8	791.1
Other	128.9	77.1
Total Deferred Charges and Other Assets	798.7	868.2
Total Assets	$6,843.6	$6,546.7

SPIRE INC.
CONSOLIDATED BALANCE SHEETS (Continued)

September 30	2018	2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Shareholders’ equity	$2,255.4	$1,991.3
Redeemable noncontrolling interest	7.9	—
Long-term debt	1,900.1	1,995.0
Total Capitalization	4,163.4	3,986.3
Current Liabilities:
Current portion of long-term debt	175.5	100.0
Notes payable	553.6	477.3
Accounts payable	290.1	257.1
Advance customer billings	22.7	32.0
Wages and compensation accrued	39.7	38.7
Dividends payable	30.0	26.6
Customer deposits	35.5	34.9
Interest accrued	15.2	14.6
Unamortized purchased gas adjustments	2.9	1.0
Taxes accrued	65.4	61.0
Other regulatory liabilities	32.8	21.6
Other	58.3	33.1
Total Current Liabilities	1,321.7	1,097.9
Deferred Credits and Other Liabilities:
Deferred income taxes	435.8	707.5
Pension and postretirement benefit costs	180.2	237.4
Asset retirement obligations	321.1	296.6
Regulatory liabilities	354.6	157.2
Other	66.8	63.8
Total Deferred Credits and Other Liabilities	1,358.5	1,462.5
Commitments and Contingencies (Note 15)
Total Capitalization and Liabilities	$6,843.6	$6,546.7

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Dollars in millions, except per share amounts)
September 30	2018	2017
Shareholders’ Equity:
Common stock, par value $1 per share:
Authorized – 70,000,000 shares
Outstanding – 50,671,903 shares and 48,263,243 shares, respectively	$50.7	$48.3
Paid-in capital	1,482.7	1,325.6
Retained earnings	715.6	614.2
Accumulated other comprehensive income	6.4	3.2
Total Shareholders’ Equity	2,255.4	1,991.3
Redeemable Noncontrolling Interest	7.9	—
Long-term Debt - Spire:
2.55% Senior Notes, due August 15, 2019	—	125.0
2.52% Senior Notes, due September 1, 2021	35.0	35.0
3.31% Notes Payable, due December 15, 2022	25.0	25.0
3.54% Senior Notes, due February 27, 2024	150.0	150.0
3.13% Senior Notes, due September 1, 2026	130.0	130.0
3.93% Senior Notes, due March 15, 2027	100.0	100.0
4.70% Senior Notes, due August 15, 2044	250.0	250.0
Long-term Debt - Spire Missouri:
First Mortgage Bonds:
5.5% Series, due May 1, 2019	—	50.0
3.0% Series, due March 15, 2023	55.0	55.0
3.4% Series, due August 15, 2023	250.0	250.0
3.4% Series, due March 15, 2028	45.0	45.0
7.0% Series, due June 1, 2029	25.0	25.0
7.9% Series, due September 15, 2030	30.0	30.0
3.68% Series, due September 15, 2032	50.0	50.0
6.0% Series, due May 1, 2034	100.0	100.0
6.15% Series, due June 1, 2036	55.0	55.0
4.625% Series, due August 15, 2043	100.0	100.0
4.23% Series, due September 15, 2047	70.0	70.0
4.38% Series, due September 15, 2057	50.0	50.0
Long-term Debt - Spire Alabama:
5.2% Notes, due January 15, 2020	40.0	40.0
3.86% Notes, due December 22, 2021	50.0	50.0
3.21% Notes, due September 15, 2025	35.0	35.0
5.9% Notes, due January 15, 2037	45.0	45.0
4.31% Notes, due December 1, 2045	80.0	80.0
3.92% Notes, due January 15, 2048	45.0	—
4.02% Notes, due January 15, 2058	30.0	—
Long-term Debt - Other:
3.10% Note, due December 30, 2018	—	5.0
4.14% First Mortgage Bonds, due September 30, 2021	20.0	20.0
5.00% First Mortgage Bonds, due September 30, 2031	42.0	42.0
Non-interest-bearing Note, due December 27, 2022	9.5	—
Total Principal of Long-term Debt	1,916.5	2,012.0
Unamortized debt issuance costs	(14.0)	(15.2)
Unamortized discounts on long-term debt	(2.4)	(1.8)
Total Long-term Debt	1,900.1	1,995.0
Total Capitalization	$4,163.4	$3,986.3
Long-term debt dollar amounts are exclusive of current portion.
See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*
(Dollars in millions, except per share amounts)	Shares	Amount				Total
Balance at September 30, 2015	43,335,012	$43.3	$1,038.1	$494.2	$(2.0)	$1,573.6
Net income	—	—	—	144.2	—	144.2
Common stock offering	2,185,000	2.2	131.0	—	—	133.2
Dividend reinvestment plan	22,878	—	1.4	—	—	1.4
Stock-based compensation costs	—	—	6.7	—	—	6.7
Stock issued under stock-based compensation plans	136,979	0.1	0.4	—	—	0.5
Employees’ tax withholding for stock-based compensation	(29,227)	—	(1.7)	—	—	(1.7)
Dividends declared:
Common stock ($1.96 per share)	—	—	—	(87.5)	—	(87.5)
Other comprehensive loss, net of tax	—	—	—	—	(2.2)	(2.2)
Balance at September 30, 2016	45,650,642	$45.6	$1,175.9	$550.9	$(4.2)	$1,768.2
Net income	—	—	—	161.6	—	161.6
Common stock offering	2,504,684	2.5	143.0	—	—	145.5
Dividend reinvestment plan	23,731	—	1.6	—	—	1.6
Stock-based compensation costs	—	—	7.4	0.9	—	8.3
Stock issued under stock-based compensation plans	119,700	0.2	(0.1)	—	—	0.1
Employees’ tax withholding for stock-based compensation	(35,514)	—	(2.2)	—	—	(2.2)
Dividends declared:
Common stock ($2.10 per share)	—	—	—	(99.2)	—	(99.2)
Other comprehensive income, net of tax	—	—	—	—	7.4	7.4
Balance at September 30, 2017	48,263,243	$48.3	$1,325.6	$614.2	$3.2	$1,991.3
Net income	—	—	—	214.2	—	214.2
Common stock offering	2,300,000	2.3	150.7	—	—	153.0
Dividend reinvestment plan	23,023	—	1.6	—	—	1.6
Stock-based compensation costs	—	—	7.7	—	—	7.7
Stock issued under stock-based compensation plans	119,592	0.1	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(33,955)	—	(2.8)	—	—	(2.8)
Dividends declared:
Common stock ($2.25 per share)	—	—	—	(112.1)	—	(112.1)
Other comprehensive income, net of tax	—	—	—	—	2.5	2.5
Reclassification of certain income tax effects	—	—	—	(0.7)	0.7	—
Balance at September 30, 2018	50,671,903	$50.7	$1,482.7	$715.6	$6.4	$2,255.4

*Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Years Ended September 30	2018	2017	2016
Operating Activities:
Net Income	$214.2	$161.6	$144.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168.4	154.1	137.5
Deferred income taxes and investment tax credits	(28.7)	77.0	68.8
Changes in assets and liabilities:
Accounts receivable	(32.7)	(63.0)	(12.3)
Inventories	15.5	(23.5)	16.5
Unamortized purchased gas adjustments	109.0	(50.9)	(52.8)
Accounts payable	12.6	51.1	30.0
Delayed/advance customer billings, net	(12.8)	(40.0)	26.9
Taxes accrued	6.4	5.8	(0.4)
Other assets and liabilities	(39.5)	11.9	(35.0)
Other	44.2	4.2	4.9
Net cash provided by operating activities	456.6	288.3	328.3
Investing Activities:
Capital expenditures	(499.4)	(438.1)	(293.3)
Acquisition of Spire EnergySouth (net of $2.0 cash acquired) and final settlement	—	3.8	(317.7)
Other business acquisitions	(28.1)	—	—
Other	(4.2)	0.8	(1.7)
Net cash used in investing activities	(531.7)	(433.5)	(612.7)
Financing Activities:
Issuance of long-term debt	75.0	420.0	245.0
Repayment of long-term debt	(105.0)	(393.8)	(80.0)
Issuance of short-term debt, net	76.3	78.6	60.7
Issuance of common stock	154.7	146.9	137.1
Dividends paid	(108.7)	(96.2)	(85.2)
Other	(3.2)	(8.1)	(1.8)
Net cash provided by financing activities	89.1	147.4	275.8
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	14.0	2.2	(8.6)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	7.4	5.2	13.8
Cash, Cash Equivalents, and Restricted Cash at End of Year	$21.4	$7.4	$5.2

Supplemental disclosure of cash (paid) refunded for:
Interest, net of amounts capitalized	$(95.1)	$(85.5)	$(72.5)
Income taxes	(1.5)	(1.3)	2.9

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
Years Ended September 30	2018	2017	2016
Operating Revenues:
Utility	$1,285.6	$1,171.9	$1,087.5
Total Operating Revenues	1,285.6	1,171.9	1,087.5
Operating Expenses:
Utility
Natural and propane gas	636.8	538.3	471.3
Other operation and maintenance expenses	296.3	243.8	244.4
Depreciation and amortization	102.8	93.1	88.6
Taxes, other than income taxes	108.4	99.8	96.3
Total Operating Expenses	1,144.3	975.0	900.6
Operating Income	141.3	196.9	186.9
Other Income, Net	1.8	2.7	1.8
Interest Charges:
Interest on long-term debt	38.7	32.9	32.9
Other interest charges	7.7	6.2	4.5
Total Interest Charges	46.4	39.1	37.4
Income Before Income Taxes	96.7	160.5	151.3
Income Tax (Benefit) Expense	(32.6)	47.5	45.4
Net Income	129.3	113.0	105.9
Other Comprehensive Income (Loss), Net of Tax	0.4	0.1	(0.1)
Comprehensive Income	$129.7	$113.1	$105.8

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
BALANCE SHEETS
(In Millions)
September 30	2018	2017
ASSETS
Utility Plant	$3,331.0	$3,091.8
Less: Accumulated depreciation and amortization	705.8	681.6
Net Utility Plant	2,625.2	2,410.2
Goodwill	210.2	210.2
Other Property and Investments	55.0	59.4
Other Property and Investments	265.2	269.6
Current Assets:
Cash and cash equivalents	2.0	2.5
Accounts receivable:
Utility	103.9	101.7
Associated companies	2.7	3.3
Other	16.6	15.0
Allowance for doubtful accounts	(16.0)	(14.1)
Delayed customer billings	6.9	3.4
Inventories:
Natural gas	127.9	138.2
Propane gas	12.0	12.0
Materials and supplies	13.2	11.3
Derivative instrument assets	—	0.1
Unamortized purchased gas adjustments	1.0	57.4
Other regulatory assets	29.7	38.2
Prepayments	19.1	19.6
Total Current Assets	319.0	388.6
Deferred Charges and Other Assets:
Regulatory assets	441.1	557.8
Other	50.8	5.3
Total Deferred Charges and Other Assets	491.9	563.1
Total Assets	$3,701.3	$3,631.5

SPIRE MISSOURI INC.
BALANCE SHEETS (continued)

September 30	2018	2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Shareholder’s equity	$1,259.9	$1,171.0
Long-term debt	824.4	873.9
Total Capitalization	2,084.3	2,044.9
Current Liabilities:
Current portion of long-term debt	50.0	100.0
Notes payable – associated companies	345.3	203.0
Accounts payable	81.7	89.9
Accounts payable – associated companies	5.8	5.4
Advance customer billings	9.5	13.3
Wages and compensation accrued	31.3	29.6
Dividends payable	9.0	—
Customer deposits	13.1	13.3
Interest accrued	7.8	8.0
Taxes accrued	32.0	34.1
Unamortized purchase gas adjustments	1.9	—
Other regulatory liabilities	14.8	2.7
Other	20.1	8.5
Total Current Liabilities	622.3	507.8
Deferred Credits and Other Liabilities:
Deferred income taxes	361.0	623.8
Pension and postretirement benefit costs	136.9	173.0
Asset retirement obligations	174.1	158.6
Regulatory liabilities	274.9	81.2
Other	47.8	42.2
Total Deferred Credits and Other Liabilities	994.7	1,078.8
Commitments and Contingencies (Note 15)
Total Capitalization and Liabilities	$3,701.3	$3,631.5

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
STATEMENTS OF CAPITALIZATION
(Dollars in millions, except per share amounts)
September 30	2018	2017
Shareholder’s Equity:
Common stock, par value $1 per share:
Authorized – 50,000,000 shares
Outstanding – 24,577 shares	$0.1	$0.1
Paid-in capital	760.3	756.1
Retained earnings	501.1	416.5
Accumulated other comprehensive loss	(1.6)	(1.7)
Total Shareholder’s Equity	1,259.9	1,171.0
Long-term Debt:
First Mortgage Bonds:
5.5% Series, due May 1, 2019	—	50.0
3.0% Series, due March 15, 2023	55.0	55.0
3.4% Series, due August 15, 2023	250.0	250.0
3.4% Series, due March 15, 2028	45.0	45.0
7.0% Series, due June 1, 2029	25.0	25.0
7.9% Series, due September 15, 2030	30.0	30.0
3.68% Series, due September 15, 2032	50.0	50.0
6.0% Series, due May 1, 2034	100.0	100.0
6.15% Series, due June 1, 2036	55.0	55.0
4.625% Series, due August 15, 2043	100.0	100.0
4.23% Series, due September 15, 2047	70.0	70.0
4.38% Series, due September 15, 2057	50.0	50.0
Total Principal of Long-term Debt	830.0	880.0
Unamortized debt issuance costs	(4.3)	(4.6)
Unamortized discounts on long-term debt	(1.3)	(1.5)
Total Long-term Debt	824.4	873.9
Total Capitalization	$2,084.3	$2,044.9

Long-term debt dollar amounts are exclusive of current portion.

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	AOCI*
(Dollars in millions)	Shares	Amount				Total
Balance at September 30, 2015	24,577	$0.1	$748.2	$291.2	$(1.7)	$1,037.8
Net income	—	—	—	105.9	—	105.9
Stock-based compensation costs	—	—	3.7	—	—	3.7
Dividends declared	—	—	—	(78.8)	—	(78.8)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2016	24,577	$0.1	$751.9	$318.3	$(1.8)	$1,068.5
Net income	—	—	—	113.0	—	113.0
Stock-based compensation costs	—	—	4.2	—	—	4.2
Dividends declared	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at September 30, 2017	24,577	$0.1	$756.1	$416.5	$(1.7)	$1,171.0
Net income	—	—	—	129.3	—	129.3
Stock-based compensation costs	—	—	4.2	—	—	4.2
Dividends declared	—	—	—	(45.0)	—	(45.0)
Other comprehensive income, net of tax	—	—	—	—	0.4	0.4
Reclassification of certain income tax effects	—	—	—	0.3	(0.3)	—
Balance at September 30, 2018	24,577	$0.1	$760.3	$501.1	$(1.6)	$1,259.9

*Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.
STATEMENTS OF CASH FLOWS
(In millions)
Years Ended September 30	2018	2017	2016
Operating Activities:
Net Income	$129.3	$113.0	$105.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.8	93.1	88.6
Deferred income taxes and investment tax credits	(32.6)	47.5	45.3
Changes in assets and liabilities:
Accounts receivable	(2.0)	(20.5)	35.7
Inventories	8.4	(13.0)	11.0
Unamortized purchased gas adjustments	71.0	(11.6)	(18.7)
Accounts payable	(14.8)	16.8	0.9
Delayed/advance customer billings, net	(7.4)	(37.6)	24.9
Taxes accrued	(2.1)	5.0	4.9
Other assets and liabilities	(13.4)	(11.6)	(29.6)
Other	45.0	1.6	2.3
Net cash provided by operating activities	284.2	182.7	271.2
Investing Activities:
Capital expenditures	(295.8)	(282.2)	(197.8)
Other	4.8	1.1	1.1
Net cash used in investing activities	(291.0)	(281.1)	(196.7)
Financing Activities:
Issuance of first mortgage bonds	—	170.0	—
(Repayment) issuance of short-term debt, net	(100.0)	(243.7)	10.7
Borrowings from Spire	142.3	203.0	—
Dividends paid	(36.0)	(28.7)	(84.8)
Other	—	(1.8)	—
Net cash provided by (used in) financing activities	6.3	98.8	(74.1)
Net (Decrease) Increase in Cash and Cash Equivalents	(0.5)	0.4	0.4
Cash and Cash Equivalents at Beginning of Year	2.5	2.1	1.7
Cash and Cash Equivalents at End of Year	$2.0	$2.5	$2.1

Supplemental disclosure of cash (paid) refunded for:
Interest, net of amounts capitalized	$(45.6)	$(38.6)	$(35.7)
Income taxes	—	—	2.1

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
STATEMENTS OF INCOME
(In millions)
Years Ended September 30	2018	2017	2016
Operating Revenues:
Utility	$500.7	$400.5	$368.5
Total Operating Revenues	500.7	400.5	368.5
Operating Expenses:
Utility
Natural and propane gas	176.0	84.5	67.3
Other operation and maintenance expenses	136.8	130.4	133.5
Depreciation and amortization	53.2	49.9	47.8
Taxes, other than income taxes	36.1	29.9	28.4
Total Operating Expenses	402.1	294.7	277.0
Operating Income	98.6	105.8	91.5
Other Income, Net	1.6	2.5	7.9
Interest Charges:
Interest on long-term debt	13.5	11.2	11.4
Other interest charges	3.8	3.2	2.4
Total Interest Charges	17.3	14.4	13.8
Income Before Income Taxes	82.9	93.9	85.6
Income Tax Expense	81.6	35.8	32.4
Net Income	$1.3	$58.1	$53.2

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
BALANCE SHEETS
(In millions)
September 30	2018	2017
ASSETS
Utility Plant	$1,964.3	$1,838.0
Less: Accumulated depreciation and amortization	830.2	782.0
Net Utility Plant	1,134.1	1,056.0
Current Assets:
Cash and cash equivalents	—	0.1
Accounts receivable:
Utility	39.6	32.0
Associated companies	0.5	—
Other	8.5	6.2
Allowance for doubtful accounts	(3.9)	(2.6)
Inventories:
Natural gas	33.9	33.9
Materials and supplies	7.8	6.5
Unamortized purchased gas adjustments	6.4	45.2
Other regulatory assets	19.8	19.4
Prepayments	6.0	4.9
Other	2.4	1.8
Total Current Assets	121.0	147.4
Deferred Charges and Other Assets:
Regulatory assets	201.5	197.0
Deferred income tax	101.8	185.6
Other	57.8	57.0
Total Deferred Charges and Other Assets	361.1	439.6
Total Assets	$1,616.2	$1,643.0

SPIRE ALABAMA INC.
BALANCE SHEETS (continued)

September 30	2018	2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Shareholder’s equity	$808.7	$867.4
Long-term debt	322.6	247.8
Total Capitalization	1,131.3	1,115.2
Current Liabilities:
Notes payable – associated companies	142.5	169.9
Accounts payable	48.4	44.4
Accounts payable – associated companies	2.1	1.6
Advance customer billings	13.1	18.6
Wages and compensation accrued	6.7	7.4
Customer deposits	18.6	17.9
Interest accrued	3.9	3.3
Taxes accrued	28.3	23.4
Regulatory liabilities	7.6	12.0
Other	3.2	2.9
Total Current Liabilities	274.4	301.4
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	35.0	50.2
Asset retirement obligations	135.7	128.4
Regulatory liabilities	31.3	39.6
Other	8.5	8.2
Total Deferred Credits and Other Liabilities	210.5	226.4
Commitments and Contingencies (Note 15)
Total Capitalization and Liabilities	$1,616.2	$1,643.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
STATEMENTS OF CAPITALIZATION
(Dollars in millions, except per share amounts)
September 30	2018	2017
Shareholder’s Equity:
Common stock, par value $0.01 per share, and paid-in capital:
Authorized – 3,000,000 shares
Outstanding – 1,972,052 shares	$390.9	$420.9
Retained earnings	417.8	446.5
Total Shareholder’s Equity	808.7	867.4
Long-term Debt:
5.2% Notes, due January 15, 2020	40.0	40.0
3.86% Notes, due December 22, 2021	50.0	50.0
3.21% Notes, due September 15, 2025	35.0	35.0
5.9% Notes, due January 15, 2037	45.0	45.0
4.31% Notes, due December 1, 2045	80.0	80.0
3.92% Notes, due January 15, 2048	45.0	—
4.02% Notes, due January 15, 2058	30.0	—
Total Principal of Long-term Debt	325.0	250.0
Unamortized debt issuance costs	(2.4)	(2.2)
Total Long-term Debt	322.6	247.8
Total Capitalization	$1,131.3	$1,115.2

Long-term debt dollar amounts are exclusive of current portion.

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock Outstanding		Paid-in Capital	Retained Earnings
(Dollars in millions)	Shares	Amount			Total
Balance at September 30, 2015	1,972,052	$—	$480.9	$393.7	$874.6
Net income	—	—	—	53.2	53.2
Dividends declared	—	—	—	(31.5)	(31.5)
Return of capital to Spire	—	—	(29.0)	—	(29.0)
Balance at September 30, 2016	1,972,052	—	451.9	415.4	867.3
Net income	—	—	—	58.1	58.1
Dividends declared	—	—	—	(27.0)	(27.0)
Return of capital to Spire	—	—	(31.0)	—	(31.0)
Balance at September 30, 2017	1,972,052	—	420.9	446.5	867.4
Net income	—	—	—	1.3	1.3
Dividends declared	—	—	—	(30.0)	(30.0)
Return of capital to Spire	—	—	(30.0)	—	(30.0)
Balance at September 30, 2018	1,972,052	$—	$390.9	$417.8	$808.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.
STATEMENTS OF CASH FLOWS
(In millions)
Years Ended September 30	2018	2017	2016
Operating Activities:
Net Income	$1.3	$58.1	$53.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.2	49.9	47.8
Deferred income taxes	81.6	35.8	33.2
Changes in assets and liabilities:
Accounts receivable	(16.2)	(10.0)	(11.1)
Inventories	(1.2)	0.1	5.3
Unamortized purchased gas adjustments	38.8	(39.6)	(33.8)
Accounts payable	4.7	8.8	9.1
Advance customer billings	(5.5)	(2.5)	2.0
Taxes accrued	4.9	1.8	(5.2)
Other assets and liabilities	(15.1)	(16.6)	(3.2)
Other	(0.4)	(1.3)	0.9
Net cash provided by operating activities	146.1	84.5	98.2
Investing Activities:
Capital expenditures	(131.7)	(113.9)	(93.4)
Other	(1.6)	(0.4)	(2.5)
Net cash used in investing activities	(133.3)	(114.3)	(95.9)
Financing Activities:
Issuance of long-term debt	75.0	—	80.0
Repayment of long-term debt	—	—	(80.0)
(Repayment) issuance of short-term debt, net	—	(82.0)	51.0
(Repayments of) borrowings from Spire	(27.4)	169.9	—
Return of capital to Spire	(30.0)	(31.0)	(29.0)
Dividends paid	(30.0)	(27.0)	(31.5)
Other	(0.5)	—	—
Net cash (used in) provided by financing activities	(12.9)	29.9	(9.5)
Net (Decrease) Increase in Cash and Cash Equivalents	(0.1)	0.1	(7.2)
Cash and Cash Equivalents at Beginning of Period	0.1	—	7.2
Cash and Cash Equivalents at End of Period	$—	$0.1	$—

Supplemental disclosure of cash (paid) refunded for:
Interest, net of amounts capitalized	$(15.1)	$(12.8)	$(12.4)
Income taxes	—	—	0.8

See the accompanying Notes to Financial Statements.

SPIRE INC., SPIRE MISSOURI INC., AND SPIRE ALABAMA INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share, per unit and per gallon amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – These notes are an integral part of the accompanying audited financial statements of Spire Inc. presented on a consolidated basis (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri” or the “Missouri Utilities”) and Spire Alabama Inc. (“Spire Alabama”). Spire Missouri and Spire Alabama are wholly owned subsidiaries of the Company. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth Inc. (“Spire EnergySouth”) are collectively referred to as “the Utilities.” The subsidiaries of Spire EnergySouth are Spire Gulf Inc. and Spire Mississippi Inc. The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Unless otherwise indicated, references to years herein are references to the fiscal years ending September 30 for the Company and its subsidiaries.
The consolidated financial position, results of operations and cash flows of Spire include the accounts of the Company and all its subsidiaries. One subsidiary acquired an 80% voting interest in a natural gas storage facility in December 2017, and the redeemable noncontrolling interest is shown as temporary equity on the balance sheet. Transactions and balances between consolidated entities have been eliminated from the consolidated financial statements of Spire. In compliance with GAAP, transactions between Spire Missouri and Spire Alabama and their affiliates, as well as intercompany balances on their balance sheets, have not been eliminated from their separate financial statements.
NATURE OF OPERATIONS – Spire (NYSE: SR) has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings generation. The Gas Utility segment is comprised of the operations of: the Missouri Utilities, serving St. Louis and eastern Missouri (“Spire Missouri East”) and Kansas City and western Missouri (“Spire Missouri West”); Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving southern Alabama and south-central Mississippi. The Gas Marketing Segment includes Spire’s primary non-utility business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services. The activities of other subsidiaries are reported as Other and are described in Note 13, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.
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
SYSTEM OF ACCOUNTS – The accounts of the Utilities are maintained in accordance with the Uniform System of Accounts prescribed by the applicable state public service commissions, which systems substantially conform to that prescribed by the Federal Energy Regulatory Commission (“FERC”).
PROPERTY, PLANT, AND EQUIPMENT –
Utility Plant – Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads and an allowance for funds used during construction. The costs of units of property retired, replaced or renewed are removed from utility plant and are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expenses.
For Spire Missouri, utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. In fiscal years 2018, 2017 and 2016, annual depreciation and amortization expense averaged 3.0% of the original cost of depreciable and amortizable property.
For Spire Alabama, depreciation is provided using the composite method of depreciation on a straight-line basis over the estimated useful lives of utility property at rates approved by the Alabama Public Service Commission (“APSC”). The composite depreciation rate in fiscal years 2018, 2017 and 2016 was approximately 3.1%.

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

September 30	2018	2017	2016
Spire	$62.1	$41.0	$30.4
Spire Missouri	36.7	28.9	14.8
Spire Alabama	8.9	9.4	6.8
ASSET RETIREMENT OBLIGATIONS – Spire, Spire Missouri and Spire Alabama record legal obligations associated with the retirement of long-lived assets in the period in which the obligations are incurred, if sufficient information exists to reasonably estimate the fair value of the obligations. Obligations are recorded as both a cost of the related long-lived asset and as a corresponding liability. Subsequently, the asset retirement costs are depreciated over the life of the asset and the asset retirement obligations are accreted to the expected settlement amounts. The Company, Spire Missouri and Spire Alabama record asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of Spire Missouri’s, Spire Alabama’s and Spire Gulf’s distribution systems and general plant. Asset retirement obligations recorded by Spire’s other subsidiaries are not material. As authorized by the Missouri Public Service Commission (“MoPSC”) and APSC, Spire Missouri, Spire Alabama and Spire Gulf accrue future asset removal costs associated with their property, plant and equipment even if a legal obligation does not exist. Such accruals are provided for through depreciation expense and are recorded with corresponding credits to regulatory liabilities or regulatory assets. When those utilities retire depreciable utility plant and equipment, they charge the associated original costs to accumulated depreciation and amortization, and any related removal costs incurred are charged to regulatory liabilities or regulatory assets. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognized for financial reporting purposes is a timing difference between recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, these differences are deferred as regulatory liabilities or regulatory assets. In the rate setting process, the regulatory liabilities or regulatory assets are excluded from the rate base upon which those utilities have the opportunity to earn their allowed rates of return. The costs associated with asset retirement obligations of Spire Missouri, Spire Alabama and Spire Gulf are either currently being recovered in rates or are probable of recovery in future rates.
The following table presents a reconciliation of the beginning and ending balances of asset retirement obligations at September 30, as reported in the balance sheets.

	Spire		Spire Missouri		Spire Alabama
	2018	2017	2018	2017	2018	2017
Asset retirement obligations, beginning of year	$296.6	$206.4	$158.6	$75.2	$128.4	$120.1
Liabilities incurred during the period	5.5	5.5	0.6	0.3	3.5	5.2
Liabilities settled during the period	(11.2)	(4.6)	(8.9)	(1.1)	(1.8)	(1.9)
Accretion	12.7	9.1	6.6	3.6	5.6	5.0
Revisions in estimated cash flows	16.9	80.2	17.2	80.6	—	—
Business combinations	0.6	—	—	—	—	—
Asset retirement obligations, end of year	$321.1	$296.6	$174.1	$158.6	$135.7	$128.4

REGULATED OPERATIONS – The Utilities account for their regulated operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 980, Regulated Operations. This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. In addition, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. See additional discussion on regulated operations in Note 14, Regulatory Matters.
NATURAL GAS AND PROPANE GAS – For Spire Missouri East, inventory of natural gas in storage is priced on a last in, first out (“LIFO”) basis and inventory of propane gas in storage is priced on a first in, first out (“FIFO”) basis. For the rest of the Gas Utility segment, inventory of natural gas in storage is priced on the weighted average cost basis. The replacement cost of Spire Missouri’s natural gas for current use in eastern Missouri at September 30, 2018 and September 30, 2017 was less than the LIFO cost by $14.5 and $20.8, respectively. The carrying value of the Utilities’ inventory is not adjusted to the lower of net realizable value or market prices because, pursuant to Purchased Gas Adjustment (“PGA”) clauses or a Gas Supply Adjustment (“GSA”) rider, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Spire’s other operating segments is recorded at the lower of average cost or market.
BUSINESS COMBINATIONS – Spire’s acquisitions, including the recent transactions described below, were accounted for using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value.
Effective September 12, 2016, Spire completed the acquisition of 100% of the common stock of Spire EnergySouth. Total cash consideration paid, net of cash acquired, debt assumed and a working capital settlement payment received, was $313.9. Spire EnergySouth’s results of operations are included in the Spire statements of income from the date of acquisition, as shown in the following table.

	2018	2017	2016
Total Operating Revenues	$102.1	$95.5	$3.3
Net Income (Loss)	13.8	9.4	(0.2)
The following unaudited pro forma financial information presents Spire’s combined results of operations as though the Spire EnergySouth acquisition had occurred as of the beginning of fiscal 2016. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that would have been achieved if the acquisition had occurred as of the earlier date. It includes estimates and assumptions which management believes are reasonable. The timing of integration costs was not changed.

	2018	2017	2016
Total Operating Revenues	$1,965.0	$1,740.7	$1,632.4
Net Income	214.2	161.6	153.9
Basic Earnings Per Share	$4.35	$3.44	$3.48
Diluted Earnings Per Share	4.33	3.43	3.46
In December 2017, the Company acquired an 80% voting interest in a natural gas storage facility in Wyoming. The transaction was valued at $24.8, consisting of $16.0 in cash and a $10.0 non-interest-bearing note valued at $8.8. In October 2018, the Company completed the exercise of its right to call the remaining 20% voting interest in that facility and settled the related note for a combined total of $17.0. In May 2018, the Company expanded its operations by acquiring 100% of a neighboring natural gas storage facility for $12.2 in cash. Together, these storage operations are referred to herein as “Spire Storage.”

GOODWILL – Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. Spire and Spire Missouri evaluate goodwill for impairment as of July 1 of each year, or more frequently if events and circumstances indicate that goodwill might be impaired. At July 1, 2018, 2017 and 2016, Spire and Spire Missouri each applied a quantitative goodwill evaluation model to their reporting units and concluded goodwill was not impaired because the fair value exceeded the carrying amount. The changes in the carrying amount of goodwill by reportable segment were as follows:

	Gas Utility	Gas Marketing	Other	Total
Balance as of September 30, 2015	$210.2	$—	$735.8	$946.0
Acquisition of Spire EnergySouth	—	—	218.9	218.9
Balance as of September 30, 2016	210.2	—	954.7	1,164.9
Adjustments to finalize the acquisition of Spire EnergySouth	—	—	6.7	6.7
Balance as of September 30, 2017	$210.2	$—	$961.4	$1,171.6
Balance as of September 30, 2018	$210.2	$—	$961.4	$1,171.6
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
REVENUE RECOGNITION – The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities, Spire Gulf and Spire Mississippi record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues for Spire Missouri at September 30, 2018 and 2017 were $29.7 and $30.1, respectively. Spire Alabama records natural gas distribution revenues in accordance with the tariff established by the APSC. Unbilled revenue is accrued in an amount equal to the related gas cost, as profit margin is not considered earned until billed. The amount of accrued unbilled revenues for Spire Alabama was $1.9 at both September 30, 2018 and 2017. Spire’s other subsidiaries, including Spire Marketing, record revenues when earned, either when the product is delivered or when services are performed.
In the course of their business, certain subsidiaries of the Company enter into commitments associated with the purchase or sale of natural gas. Certain of its derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. For additional information on derivative instruments, refer to Note 9, Derivative Instruments and Hedging Activities. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes. Under GAAP, revenues and expenses associated with trading activities are presented on a net basis in Gas Marketing operating revenues (or expenses, if negative) in the Consolidated Statements of Income. This net presentation has no effect on operating income or net income.
INCOME TAXES – Spire and its subsidiaries account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and the respective tax basis and for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effects on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income or loss for non-regulated operations, and in a regulatory asset or regulatory liability for regulated operations. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with authoritative guidance. The authoritative guidance addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Spire may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. Tax-related interest and penalties, if any, are classified as a liability on the balance sheets. For additional information on the accounting for income taxes, refer to Note 11, Income Taxes.
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value. Outstanding checks on the Company’s and Utilities’ bank accounts in excess of funds on deposit create book overdrafts (which are funded at the time checks are presented for payment) and are classified as Other in the Current Liabilities section of the balance sheets. Changes in book overdrafts are reflected as Operating Activities in the statements of cash flows. In Spire’s statements of cash flows, total cash, cash equivalents, and restricted cash included $17.0 of restricted cash reported in “Other” current assets on Spire’s balance sheet as of September 30, 2018 (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash was an escrow deposit for the purchase of the remaining 20% interest in a natural gas storage business and the settlement of the related note payable, and the transaction was completed on October 25, 2018.
NATURAL GAS RECEIVABLE – Spire Marketing enters into natural gas transactions with natural gas pipeline companies known as park and loan arrangements. Under the terms of the arrangements, Spire Marketing purchases natural gas from a third party and delivers that natural gas to the pipeline company for the right to receive the same quantity of natural gas from the pipeline company at the same location in a future period. These arrangements are accounted for as non-monetary transactions under GAAP and are recorded at the carrying amount. As such, natural gas receivables are reflected on the Consolidated Balance Sheets at cost, which includes related pipeline fees associated with the transactions. In the period that the natural gas is returned to Spire Marketing, concurrent with the sale of the natural gas to a third party, the related natural gas receivable is expensed in the Consolidated Statements of Income. In conjunction with these transactions, Spire Marketing usually enters into New York Mercantile Exchange (“NYMEX”) and Intercontinental Exchange (“ICE”) natural gas futures, options, and swap contracts or fixed price sales agreements to protect against market changes in future sales prices.
EARNINGS PER COMMON SHARE – GAAP requires dual presentation of basic and diluted earnings per share (“EPS”). EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Certain of the Company’s stock-based compensation awards pay non-forfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares, pursuant to the treasury stock method. Shares attributable to equity units, non-participating stock options and time-vested restricted stock/units are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. Shares attributable to non-participating performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance and/or market conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. The Company’s EPS computations are presented in Note 3, Earnings Per Common Share.
GROSS RECEIPTS AND SALES TAXES – Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The revenue and expense amounts are recorded gross in the “Operating Revenues” and “Taxes, other than income taxes” lines, respectively, in the statements of income.
The following table presents gross receipts taxes recorded as revenues:

	2018	2017	2016
Spire	$98.2	$84.6	$75.5
Spire Missouri	68.9	60.7	57.4
Spire Alabama	25.4	19.5	17.9

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

	2018	2017	2016
Purchases of natural gas from Spire Marketing	$71.5	$74.4	$46.3
Sales of natural gas to Spire Marketing	0.3	7.8	1.9
Transportation services received from Spire NGL Inc.	1.0	1.0	1.0
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

	Spire			Spire Missouri			Spire Alabama
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Allowance at beginning of year	$18.3	$20.5	$14.2	$14.1	$16.1	$10.0	$2.6	$3.3	$4.2
Additions charged to expense	14.6	10.6	6.5	11.9	10.1	6.2	2.1	0.2	0.6
Net deductions	(10.5)	(12.8)	(0.2)	(10.0)	(12.1)	(0.1)	(0.8)	(0.9)	(1.5)
Allowance at end of year	$22.4	$18.3	$20.5	$16.0	$14.1	$16.1	$3.9	$2.6	$3.3
FINANCE RECEIVABLES – Spire Alabama finances third party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2018 and September 30, 2017, the Company’s finance receivable totaled approximately $13.1 and $12.5, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Spire Alabama relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment, after 90 days are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Spire Alabama had finance receivables past due 90 days or more of $0.4 at September 30, 2018 and September 30, 2017.
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

Assessment of the significance of a particular input to the fair value measurements may require judgment and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. Additional information about fair value measurements is provided in Note 7, Fair Value of Financial Instruments, Note 8, Fair Value Measurements, and Note 12, Pension Plans and Other Postretirement Benefits.
STOCK-BASED COMPENSATION – The Company accounts for share-based compensation arrangements in accordance with ASC Topic 718, Compensation - Stock Compensation. The Company measures stock-based compensation awards at fair value at the date of grant and recognizes the compensation cost of the awards over the requisite service period. Effective with the adoption of Accounting Standards Update No. 2016-09 at the beginning of fiscal 2017, forfeitures are recognized in the period they occur. Prior to fiscal 2017, forfeitures were estimated at the time of grant and revised, when necessary, in subsequent periods when the actual forfeitures differed from those estimates. Refer to Note 2, Stock-Based Compensation, for further discussion of the accounting for the Company’s stock-based compensation plans.
NEW ACCOUNTING PRONOUNCEMENTS – In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash. This guidance requires the statement of cash flows to present changes in the total of cash, cash equivalents and restricted cash. Prior to the adoption of this ASU, the relevant accounting guidance did not require the statement of cash flows to include changes in restricted cash. The Company, Spire Missouri and Spire Alabama adopted the standard retrospectively in 2018 with no impact to 2017 or 2016.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance permits companies to make an election to reclassify stranded income tax effects from the recently enacted Tax Cuts and Jobs Act included in accumulated other comprehensive income or loss (“AOCI”) to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company, Spire Missouri and Spire Alabama elected to early adopt this guidance in the quarter ended September 30, 2018. The reclassifications from the adoption of this standard are shown on the statements of shareholders’ equity of the Company and Spire Missouri. There was no effect for Spire Alabama.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under previous guidance. ASU No. 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Existing alternative revenue program guidance, though excluded by the FASB in updating specific guidance associated with revenue from contracts with customers, was relocated without substantial modification to accounting guidance for rate-regulated entities. It will require separate presentation of such revenues in the statement of income. Entities have the option of using either a full retrospective or modified retrospective approach in adopting this guidance. In August 2015, the FASB issued ASU No. 2015-14, which made the guidance in ASU No. 2014-09 effective for fiscal years beginning after December 15, 2017, and interim periods within those years. In 2016 and 2017, the FASB issued related ASU Nos. 2016-08, 2016-10, 2016-11, 2016-12, 2016-20, and 2017-14, which further modified the standards for accounting for revenue. The Company, Spire Missouri and Spire Alabama have completed their evaluation of their sources of revenue and related contracts and plan to adopt the new guidance in the first quarter of fiscal 2019 using the modified retrospective approach with no material effect on their financial position, results of operations, or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize a right-of-use asset and lease liability for almost all lease contracts based on the present value of lease payments. There is an exemption for short-term leases. The ASU provides new guidelines for identifying and classifying a lease, and classification affects the pattern and income statement line item for the related expense. ASU Nos. 2018-01, 2018-10, and 2018-11, issued in January and July of 2018, amended several aspects of the new lease guidance, including providing an additional practical expedient, an additional transition method, and clarification of the related transition and accounting for land easements. The updates may be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of (1) the earliest comparative period presented in the financial statements or (2) the period of adoption. The ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company, Spire Missouri and Spire Alabama are currently assessing the impacts of adopting these standards in the first quarter of fiscal 2020.

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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Previous GAAP did not specifically address the accounting for implementation costs of a hosting arrangement that is a service contract. The amendments in this update clarify that accounting and align the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in this ASU may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company, Spire Missouri and Spire Alabama are still assessing the effects of this new guidance but currently expect early adoption.

2.     STOCK-BASED COMPENSATION
The Spire 2015 Equity Incentive Plan (“EIP”) was approved by shareholders of Spire on January 29, 2015 and amended on November 9, 2017. The purpose of the EIP is to encourage directors, officers, and key employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation Committee (“Committee”) of the Board of Directors may grant awards under the EIP that may be earned by achieving performance objectives and/or other criteria as determined by the Committee. Under the terms of the EIP, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The EIP provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The EIP generally provides a minimum vesting period of at least three years for each type of award, with pro rata vesting permitted during the minimum three-year vesting period. The maximum number of shares reserved for issuance under the EIP is 1,000,000.
The Company issues new shares to satisfy employee restricted stock awards and stock option exercises.

Restricted Stock Awards
During fiscal 2018, the Company granted 87,960 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $79.88 per share. This number represents the target shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2021. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting, but are subject to forfeiture if the underlying share units do not vest.
The number of share units that will ultimately vest is dependent upon the attainment of certain levels of earnings and other strategic goals, as well as the Company’s level of total shareholder return (“TSR”) during the performance period relative to a comparator group of companies. This TSR provision is considered a market condition under GAAP and is discussed further below. The maximum amount of shares that can be earned pursuant to the terms of the awards is 200% of the target units granted.
The weighted average grant date fair value of performance-contingent restricted share units granted during fiscal years 2017 and 2016 was $58.45 and $62.38 per share, respectively.
Fiscal 2018 activity of restricted stock units subject to performance and/or market conditions is presented below:

	Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at September 30, 2017	282,015	$56.32
Granted	87,960	$79.88
Vested	(81,933)	$47.80
Forfeited	(21,960)	$56.73
Nonvested at September 30, 2018	266,082	$66.69
For the year ended September 30, 2018, the total number of shares that could be issued if all outstanding award grants attain maximum performance payout is 532,164.
During fiscal 2018, the Company granted 37,980 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $76.60 per share. Unless forfeited based on terms of the agreements, these shares will vest in fiscal 2021. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal years 2017 and 2016 was $63.05 and $59.40 per share, respectively.
During fiscal 2018, the Company granted 9,800 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $63.20 per share. These shares vested in fiscal 2018, six months after the grant date. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2017 and 2016 was $63.45 and $63.93 per share, respectively.
Time-vested restricted stock and stock unit activity for fiscal 2018 is presented below:

	Shares/ Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2017	110,940	$55.85
Granted	47,780	$73.85
Vested	(47,928)	$53.48
Forfeited	(7,192)	$65.25
Nonvested at September 30, 2018	103,600	$64.60

For restricted stock and stock units (performance-contingent and time-vested) that vested during fiscal years 2018, 2017, and 2016, the Company withheld 34,922 shares, 35,514 shares and 30,712 shares, respectively, at weighted average prices of $81.65, $63.83 and $57.29 per share, respectively, pursuant to elections by employees to satisfy tax withholding obligations. The total fair value of restricted stock (performance-contingent and time-vested) that vested during fiscal years 2018, 2017, and 2016 was $10.5, $8.9, and $6.3, respectively, and the related tax benefit was $4.0, $3.3, and $2.4, respectively. None of the tax benefits have been realized.
Stock Option Awards
No stock options were granted during fiscal years 2018, 2017 and 2016. There was no stock option activity in fiscal 2018 or fiscal 2017, as all outstanding stock options either vested or forfeited in fiscal 2016. During fiscal 2016, cash received from the exercise of stock options was $0.7 and the related intrinsic value was $0.7. Related tax benefits were not material in any of those years.
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
The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, are estimated using the closing price of the Company’s stock on the grant date. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate United States (“U.S.”) Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value of the awards subject to the TSR provision awarded during fiscal years 2018, 2017 and 2016 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2018	2017	2016
Risk-free interest rate	1.76%	1.39%	1.14%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	16.0%	16.3%	15.0%
Vesting period	2.9 years	2.8 years	2.8 years
The risk-free interest rate was based on the yield on U.S. Treasury securities matching the vesting period. A zero percent dividend yield was used, which is mathematically equivalent to the assumption that dividends are reinvested as they are paid. The expected volatility is based on the historical volatility of the Company’s stock. Volatility assumptions were also made for each of the companies included in the comparator group. The vesting period is equal to the performance period set forth in the terms of the award.
The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	2018	2017	2016
Total compensation cost	$6.9	$7.4	$6.7
Compensation cost capitalized	(1.3)	(3.3)	(2.2)
Prior period disallowed stock compensation capitalization	$6.9	$—	$—
Compensation cost recognized in net income	12.5	4.1	4.5
Income tax benefit recognized in net income	(4.0)	(1.5)	(1.7)
Compensation cost recognized in net income, net of income tax	$8.5	$2.6	$2.8
As of September 30, 2018, there was $9.4 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.8 years.

3.     EARNINGS PER COMMON SHARE

	2018	2017	2016
Basic Earnings Per Share:
Net Income	$214.2	$161.6	$144.2
Less: Income allocated to participating securities	0.5	0.4	0.5
Net Income Available to Common Shareholders	$213.7	$161.2	$143.7
Weighted Average Shares Outstanding (in millions)	49.1	46.9	44.1
Basic Earnings Per Share of Common Stock	$4.35	$3.44	$3.26
Diluted Earnings per Share:
Net Income	$214.2	$161.6	$144.2
Less: Income allocated to participating securities	0.5	0.4	0.5
Net Income Available to Common Shareholders	$213.7	$161.2	$143.7
Weighted Average Shares Outstanding (in millions)	49.1	46.9	44.1
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.2	0.1	0.2
Weighted Average Diluted Shares (in millions)	49.3	47.0	44.3
Diluted Earnings Per Share of Common Stock	$4.33	$3.43	$3.24

* Calculation excludes certain outstanding shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.4	0.5	0.3
Spire’s 2.875 million equity units issued in June 2014 were anti-dilutive for the periods they were outstanding. Accordingly, they were also excluded from the calculation of weighted average diluted shares for those periods. On April 3, 2017, Spire settled the purchase contracts underlying those equity units by issuing approximately 2.5 million shares of its common stock.

4.     SHAREHOLDERS’ EQUITY
Spire
On May 17, 2016, Spire completed a public offering of 2,185,000 shares of its common stock, generating $133.2 of proceeds net of issuance costs.
On April 3, 2017, Spire settled purchase contracts underlying equity units issued in 2014 by issuing 2,504,684 shares of its common stock, generating net cash proceeds of approximately $142.0.
Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (“SEC”) for the issuance of equity and debt securities, which expires September 23, 2019. Under that registration statement, on May 10, 2018, Spire issued and sold 2,300,000 shares of its common stock at a public offering price of $68.75 per share.
Spire filed a registration statement on Form S-3 with the SEC on June 15, 2017 for the issuance and sale of up to 250,000 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 221,107 and 216,678 shares at September 30, 2018 and November 12, 2018, respectively, remaining available for issuance under this Form S-3.
At September 30, 2018 and 2017, Spire had authorized 5,000,000 shares of preferred stock, but none were issued and outstanding.

Spire Missouri
Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock or to make loans to its parent company. These mortgage restrictions are applicable regardless of whether the stock is publicly held or held solely by Spire Missouri’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953 would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8.0 plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953 to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2018 and 2017, the amount under the mortgage’s formula that was available to pay dividends was $1,097.6 and $1,010.8, respectively. Thus, all of Spire Missouri’s retained earnings were free from such dividend restrictions as of those dates.
Spire Missouri is authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), issue common stock, and issue private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021.
At September 30, 2018 and 2017, Spire Missouri had authorized 1,480,000 shares of preferred stock, but none were issued and outstanding.
Spire Alabama
At September 30, 2018 and 2017, Spire Alabama had authorized 120,000 shares of preferred stock, but none were issued and outstanding.
Accumulated Other Comprehensive Income
The components of AOCI, net of income taxes, recognized in the balance sheets at September 30 were as follows:

	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Net Unrealized Losses on Available-for-Sale Debt Securities	Total
Spire
Balance at September 30, 2016	$(2.3)	$(1.8)	$(0.1)	$(4.2)
Other comprehensive income (loss)	7.2	0.3	(0.1)	7.4
Balance at September 30, 2017	4.9	(1.5)	(0.2)	3.2
Other comprehensive income	2.0	0.3	0.2	2.5
Reclassification of certain income tax effects	1.0	(0.3)	—	0.7
Balance at September 30, 2018	$7.9	$(1.5)	$—	$6.4

Spire Missouri
Balance at September 30, 2016	$0.1	$(1.8)	$(0.1)	$(1.8)
Other comprehensive income (loss)	—	0.2	(0.1)	0.1
Balance at September 30, 2017	0.1	(1.6)	(0.2)	(1.7)
Other comprehensive (loss) income	(0.1)	0.3	0.2	0.4
Reclassification of certain income tax effects	—	(0.3)	—	(0.3)
Balance at September 30, 2018	$—	$(1.6)	$—	$(1.6)
Income tax expense (benefit) recorded for items of other comprehensive income (loss) reported in the statements of comprehensive income is calculated by applying statutory federal, state, and local income tax rates applicable to ordinary income. The tax rates applied to individual items of other comprehensive income (loss) are similar within each reporting period. For the periods presented, Spire Alabama had no AOCI balances.

5.	LONG-TERM DEBT
The composition of long-term debt for Spire, Spire Missouri and Spire Alabama is shown in each registrant’s statements of capitalization. Maturities of long-term debt for Spire on a consolidated basis, Spire Missouri and Spire Alabama for the five fiscal years after September 30, 2018 are as follows:

	2019	2020	2021	2022	2023
Spire	$175.5	$43.2	$57.0	$52.0	$332.3
Spire Missouri	50.0	—	—	—	305.0
Spire Alabama	—	40.0	—	50.0	—
Spire’s, Spire Missouri’s and Spire Alabama’s long-term debt agreements contain customary covenants and default provisions. As of September 30, 2018, there were no events of default under these covenants.
Spire
At September 30, 2018, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,092.0, of which $880.0 was issued by Spire Missouri, $325.0 was issued by Spire Alabama and $72.0 was issued by other subsidiaries. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemption of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.
Interest expense shown on Spire’s consolidated statement of income is net of capitalized interest totaling $2.6, $0.8 and $0.2 for the years ended September 30, 2018, 2017 and 2016, respectively.
As indicated in Note 4, Shareholders’ Equity, Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities.
Spire Missouri
At September 30, 2018, including the current portion but excluding unamortized discounts and debt issuance costs, Spire Missouri had long-term debt totaling $880.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change.
Interest expense shown on Spire Missouri’s statement of income is net of capitalized interest totaling $0.9, $0.5 and $0.2 for the years ended September 30, 2018, 2017 and 2016, respectively.
Spire Missouri is authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), issue common stock and issue private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021.
As indicated in Note 4, Shareholders’ Equity, Spire Missouri has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt and preferred stock, which expires on September 22, 2019.
Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock, which are described in Note 4, Shareholders’ Equity.
Spire Alabama
At September 30, 2018, excluding unamortized debt issuance costs, Spire Alabama had fixed-rate long-term debt totaling $325.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change.
Because Spire Alabama has no standing authority to issue long-term debt, it must petition the APSC for each planned issuance.

6.    NOTES PAYABLE AND CREDIT AGREEMENTS
Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring October 31, 2023. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment, with commitment fees applied for each borrower relative to its credit rating. Spire may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on September 30, 2018, total debt was 54% of total capitalization for the consolidated Company, 49% for Spire Missouri and 37% for Spire Alabama.
Spire has a commercial paper program (“Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (“Notes”). Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $975.0. The Notes may have maturities of up to 365 days from date of issue.
Information about Spire’s consolidated short-term borrowings is presented in the following table.

	Commercial Paper Borrowings	Revolving Credit Facility Borrowings	Total Short‑term Borrowings
Year Ended September 30, 2018
Weighted average borrowings outstanding	$408.5	$0.1	$408.6
Weighted average interest rate	2.0%	2.8%	2.0%
Range of borrowings outstanding	$146.0 - $632.9	$0.0 - $25.0	$146.0 - $632.9
As of September 30, 2018
Borrowings outstanding	$553.6	$—	$553.6
Weighted average interest rate	2.4%	—%	2.4%
As of September 30, 2017
Borrowings outstanding	$477.3	$—	$477.3
Weighted average interest rate	1.5%	—%	1.5%
From the total short-term borrowings as of September 30, 2018, Spire used $540.5 to provide funding to the Utilities and Spire Storage. Information about Spire Missouri’s and Spire Alabama’s borrowings from Spire is presented in the following table.

	Spire Missouri	Spire Alabama
Year Ended September 30, 2018
Weighted average borrowings outstanding	$210.5	$103.9
Weighted average interest rate	2.1%	2.0%
Range of borrowings outstanding	$101.5 - $345.3	$33.6 - $188.6
As of September 30, 2018
Borrowings outstanding	$345.3	$142.5
Weighted average interest rate	2.3%	2.3%
As of September 30, 2017
Borrowings outstanding	$203.0	$169.9
Weighted average interest rate	1.5%	1.5%

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis were as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of September 30, 2018
Cash and cash equivalents	$4.4	$4.4	$4.4	$—
Short-term debt	553.6	553.6	—	553.6
Long-term debt, including current portion	2,075.6	2,074.0	—	2,074.0
As of September 30, 2017
Cash and cash equivalents	$7.4	$7.4	$7.4	$—
Short-term debt	477.3	477.3	—	477.3
Long-term debt, including current portion	2,095.0	2,210.3	—	2,210.3

Spire Missouri
As of September 30, 2018
Cash and cash equivalents	$2.0	$2.0	$2.0	$—
Short-term debt	345.3	345.3	—	345.3
Long-term debt, including current portion	874.4	906.6	—	906.6
As of September 30, 2017
Cash and cash equivalents	$2.5	$2.5	$2.5	$—
Short-term debt	203.0	203.0	—	203.0
Long-term debt, including current portion	973.9	1,056.9	—	1,056.9

Spire Alabama
As of September 30, 2018
Short-term debt	$142.5	$142.5	$—	$142.5
Long-term debt	322.6	321.7	—	321.7
As of September 30, 2017
Cash and cash equivalents	$0.1	$0.1	$0.1	$—
Short-term debt	169.9	169.9	—	169.9
Long-term debt	247.8	269.4	—	269.4

8.    FAIR VALUE MEASUREMENTS
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
Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX. Derivative instruments classified as Level 2 include physical commodity derivatives that are valued using Over-the-Counter Bulletin Board, broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no material Level 3 balances as of September 30, 2018 or 2017. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
The mutual funds are included in “Other investments” on the Company’s balance sheets and in “Other Property and Investments” on Spire Missouri’s balance sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net on the balance sheets when a legally enforceable netting agreement exist between the Company or Spire Missouri and the counterparty to the derivative contract. For additional information on derivative instruments, see Note 9, Derivative Instruments and Hedging Activities.

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2018
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.3	$—	$—	$—	$20.3
NYMEX/ICE natural gas contracts	2.7	—	—	(2.7)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	4.0	—	(4.2)	—
Natural gas commodity contracts	—	17.5	—	(1.5)	16.0
Other:
U.S. stock/bond mutual funds	8.9	—	—	—	8.9
Interest rate swaps	—	3.0	—	—	3.0
Total	$32.1	$24.5	$—	$(8.4)	$48.2
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.9	10.5	—	(11.4)	—
Natural gas commodity contracts	—	7.5	0.2	(1.5)	6.2
Total	$2.8	$18.0	$0.2	$(14.8)	$6.2

As of September 30, 2017
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$18.3	$4.1	$—	$—	$22.4
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
NYMEX gasoline and heating oil contracts	0.1	—	—	—	0.1
Gas Marketing:
NYMEX/ICE natural gas contracts	1.3	1.3	—	(2.1)	0.5
Natural gas commodity contracts	—	6.8	0.1	(1.2)	5.7
Total	$23.1	$12.2	$0.1	$(6.7)	$28.7
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	1.8	0.3	—	(2.1)	—
Natural gas commodity contracts	—	8.4	—	(1.2)	7.2
Other:
Interest rate swaps	—	0.9	—	—	0.9
Total	$3.7	$9.6	$—	$(5.2)	$8.1

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2018
ASSETS
U.S. stock/bond mutual funds	$20.3	$—	$—	$—	$20.3
NYMEX/ICE natural gas contracts	2.7	—	—	(2.7)	—
Total	$23.0	$—	$—	$(2.7)	$20.3
LIABILITIES
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—

As of September 30, 2017
ASSETS
U.S. stock/bond mutual funds	$18.3	$4.1	$—	$—	$22.4
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
NYMEX gasoline and heating oil contracts	0.1	—	—	—	0.1
Total	$21.8	$4.1	$—	$(3.4)	$22.5
LIABILITIES
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Spire Alabama
Spire Alabama has a gasoline derivative program to stabilize the cost of fuel used in operations. As of September 30, 2017, the fair value of related gasoline contracts was not significant, and there were no gasoline derivatives outstanding as of September 30, 2018.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Spire
Spire Missouri has a risk management policy to utilize various derivatives, including futures contracts, exchange-traded options and swaps for the explicit purpose of managing price risk associated with purchasing and delivering natural gas on a regular basis to customers in accordance with its tariffs. The objective of this policy is to limit Spire Missouri’s exposure to natural gas price volatility and to manage, hedge and mitigate substantial price risk. Further discussion of this policy can be found in the Spire Missouri section.
From time to time Spire Missouri and Spire Alabama purchase NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment. Further information on these derivatives can be found in the Spire Missouri and Spire Alabama sections, respectively.
In the course of its business, Spire’s gas marketing subsidiary, Spire Marketing (including a wholly owned subsidiary), enters into commitments associated with the purchase or sale of natural gas. Certain of Spire Marketing’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of Spire Marketing’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2018, the fair values of 277.7 million MMBtu of non-exchange-traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 196.7 million MMBtu will settle during fiscal 2019, and 43.1 million MMBtu, 30.5 million MMBtu, 7.3 million MMBtu, and 0.1 million MMBtu will settle during fiscal years 2020, 2021, 2022, and 2023, respectively. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period.
Furthermore, Spire Marketing manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures, swap, and option contracts to lock in margins.
At September 30, 2018, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations. Spire Marketing’s NYMEX and ICE natural gas futures, swap and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.
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
Also during fiscal 2016, Spire entered into interest rate swap transactions with a notional amount of $225.0 to protect itself against adverse movement in interest rates in anticipation of the issuance of long-term debt in fiscal 2017. These hedge positions were settled during fiscal 2017, resulting in a gain of $14.1 which will be amortized to reduce interest expense over the hedged periods. Also during fiscal 2017, Spire entered into a ten-year interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $2.5 mark-to-market gain on this swap as part of other comprehensive income for the year ended September 30, 2018. In August 2018, Spire entered into a three-year interest rate swap with a fixed interest rate of 2.7675% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future variable interest rate payments. The Company recorded a $0.5 mark-to-market gain on this swap as part of other comprehensive income for the year ended September 30, 2018.

The Company’s and Spire Missouri’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX and ICE natural gas futures and swap positions at September 30, 2018 were as follows:

	Gas Utility		Gas Marketing
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
NYMEX/ICE open short futures positions/swap positions
Fiscal 2019	—	$—	7.87	$3.04
Fiscal 2020	—	—	2.00	2.93
Fiscal 2021	—	—	0.14	2.94
NYMEX/ICE open long futures/swap positions
Fiscal 2019	24.12	2.80	9.27	2.89
Fiscal 2020	2.68	2.69	2.11	2.85
Fiscal 2021	—	—	0.55	2.87
Fiscal 2022	—	—	0.25	2.98
Fiscal 2023	—	—	0.01	2.86
ICE open short daily swap positions
Fiscal 2019	—	—	2.54	2.95
ICE open long daily swap positions
Fiscal 2019	—	—	0.57	2.92
ICE open short basis swap positions
Fiscal 2019	—	—	52.48	0.23
Fiscal 2020	—	—	3.80	0.25
ICE open long basis swap positions
Fiscal 2019	—	—	49.99	0.64
Fiscal 2020	—	—	3.18	0.68
Fiscal 2022	—	—	0.92	0.52
Fiscal 2023	—	—	0.16	0.52
At September 30, 2018, Spire Missouri also had 38.4 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies while Spire Marketing had none.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets of the Company at fair value, and the change in fair value of the effective portion of these hedge instruments is recorded, net of income tax, in other comprehensive income or loss (“OCI”). Accumulated other comprehensive income or loss (“AOCI”) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2018, it is expected that an immaterial amount of unrealized gains will be reclassified into the Consolidated Statements of Income of the Company during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Consolidated Statements of Cash Flows.

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2018	2017	2016
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Gas Marketing natural gas contracts		$—	$—	$(0.6)
Gas Utility gasoline and heating oil contracts		—	0.1	—
Interest rate swaps		3.9	11.4	(3.4)
Total		$3.9	$11.5	$(4.0)
Effective portion of gain (loss) reclassified from AOCI to income:
Natural gas contracts	Gas Marketing Operating Revenues	$—	$(0.4)	$4.3
	Gas Marketing Operating Expenses	—	0.1	(4.9)
Subtotal		—	(0.3)	(0.6)
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	0.1	0.2	(0.5)
Interest rate swaps	Interest Expense	1.4	0.1	—
Total		$1.5	$—	$(1.1)
Ineffective portion of gain (loss) on derivatives recognized in income:
Natural gas contracts	Gas Marketing Operating Revenues	$—	$—	$0.1
	Gas Marketing Operating Expenses	—	—	0.1
Subtotal		—	—	0.2
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	—	—	0.1
Interest rate swaps	Interest Expense	—	0.5	—
Total		$—	$0.5	$0.3

Derivatives Not Designated as Hedging Instruments*
Gain (loss) recognized in income on derivatives:
Natural gas commodity contracts	Gas Marketing Operating Revenues	$10.2	$0.7	$12.3
	Gas Marketing Operating Expenses	(8.1)	—	—
NYMEX / ICE natural gas contracts	Gas Marketing Operating Revenues	—	(4.4)	(1.7)
Total		$2.1	$(3.7)	$10.6

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
	Asset Derivatives*		Liability Derivatives*
September 30, 2018	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Other: Interest rate swaps	Derivative Instrument Assets	3.0	Derivative Instrument Assets	—
Subtotal		3.0		—

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Accounts Receivable – Other	2.7	Accounts Receivable – Other	1.9
Gas Marketing:
NYMEX / ICE natural gas contracts	Derivative Instrument Assets	3.8	Derivative Instrument Assets	10.7
	Deferred Charges – Other	0.4	Deferred Charges – Other	0.7
Natural gas commodity	Derivative Instrument Assets	10.9	Derivative Instrument Assets	1.0
	Deferred Charges – Other	6.3	Deferred Charges – Other	0.2
	Current Liabilities – Other	0.3	Current Liabilities – Other	6.3
	Deferred Credits – Other	—	Deferred Credits – Other	0.2
Subtotal		24.4		21.0
Total derivatives		$27.4		$21.0

September 30, 2017
Derivatives designated as hedging instruments
Gas Utility:
Gasoline and heating oil contracts	Derivative Instrument Assets	$0.1	Derivative Instrument Assets	$—
Gas Marketing:
Natural gas contracts	Derivative Instrument Assets	0.3	Derivative Instrument Assets	0.2
	Deferred Charges - Other	0.3	Deferred Charges - Other	—
Other: Interest rate swaps	Derivative Instrument Assets	—	Derivative Instrument Assets	0.9
Subtotal		0.7		1.1
Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Accounts Receivable – Other	3.4	Accounts Receivable – Other	1.9
Gas Marketing:
NYMEX / ICE natural gas contracts	Derivative Instrument Assets	1.7	Derivative Instrument Assets	1.4
	Deferred Charges – Other	0.3	Deferred Charges – Other	0.5
Natural gas commodity	Derivative Instrument Assets	5.3	Derivative Instrument Assets	0.1
	Deferred Charges – Other	0.4	Deferred Charges – Other	—
	Current Liabilities – Other	0.8	Current Liabilities – Other	5.0
	Deferred Credits – Other	0.4	Deferred Credits – Other	3.3
Subtotal		12.3		12.2
Total derivatives		$13.0		$13.3

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the balance sheets. As such, the gross balances presented in the table above are not indicative of the Company’s net economic exposure. Refer to Note 8, Fair Value Measurements, for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

	2018	2017
Fair value of asset derivatives presented above	$27.4	$13.0
Fair value of cash margin (payable) receivable offset with derivatives	6.4	(1.5)
Netting of assets and liabilities with the same counterparty	(14.8)	(5.3)
Total	$19.0	$6.2
Derivative Instrument Assets, per Consolidated Balance Sheets:
Derivative instrument assets	$13.3	$5.9
Deferred Charges – Other	5.7	0.3
Total	$19.0	$6.2

Fair value of liability derivatives presented above	$21.0	$13.3
Netting of assets and liabilities with the same counterparty	(14.8)	(5.3)
Total	$6.2	$8.0
Derivative Instrument Liabilities, per Consolidated Balance Sheets:
Current Liabilities – Other	$6.0	$4.9
Deferred Credits – Other	0.2	3.1
Total	$6.2	$8.0
Additionally, at September 30, 2018 and 2017, the Company had $4.1 and $4.0, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.
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
Spire Missouri does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, Regulated Operations, and, as a result, have no direct impact on the statements of income.
The timing of the operation of the PGA clause may cause interim variations in short-term cash flows, because Spire Missouri is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA clause.
From time to time, Spire Missouri purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. These contracts are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, Derivatives and Hedging. The gains or losses on these derivative instruments are not subject to Spire Missouri’s PGA clause. At September 30, 2018, Spire Missouri had no gasoline futures contracts outstanding.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of income tax, in OCI. AOCI is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2018, it is expected that an immaterial amount of pre-tax gains will be reclassified into the statements of income during fiscal 2019. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the statements of cash flows.
Spire Missouri’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at September 30, 2018 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
NYMEX/ICE open long futures/swap positions
Fiscal 2019	24.12	$2.80
Fiscal 2020	2.68	2.69
At September 30, 2018, Spire Missouri also had 38.4 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

Effect of Derivative Instruments on the Statements of Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2018	2017	2016
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Gasoline and heating oil contracts		$—	$0.1	$—
Effective portion of gain (loss) reclassified from AOCI to income:
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	$0.1	$0.2	$(0.5)
Ineffective portion of gain (loss) on derivatives recognized in income:
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	$—	$—	$0.1

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

Fair Value of Derivative Instruments in the Balance Sheets
	Asset Derivatives*		Liability Derivatives*
September 30, 2018	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas contracts	Accounts Receivable – Other	2.7	Accounts Receivable – Other	1.9
Total derivatives		$2.7		$1.9

September 30, 2017
Derivatives designated as hedging instruments
Gasoline and heating oil contracts	Derivative Instrument Assets	$0.1	Derivative Instrument Assets	$—
Subtotal		0.1		—
Derivatives not designated as hedging instruments
Natural gas contracts	Accounts Receivable – Other	3.4	Accounts Receivable – Other	1.9
Total derivatives		$3.5		$1.9

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Balance Sheets. As such, the gross balances presented in the table above are not indicative of Spire Missouri’s net economic exposure. Refer to Note 8, Fair Value Measurements, for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in Spire Missouri’s Balance Sheets:

	2018	2017
Fair value of asset derivatives presented above	$2.7	$3.5
Fair value of cash margin (payable) receivable offset with derivatives	(0.8)	(1.5)
Netting of assets and liabilities with the same counterparty	(1.9)	(1.9)
Total	$—	$0.1
Derivative Instrument Assets, per Balance Sheets:
Derivative instrument assets	$—	$0.1
Total	$—	$0.1

Fair value of liability derivatives presented above	$1.9	$1.9
Netting of assets and liabilities with the same counterparty	(1.9)	(1.9)
Total	$—	$—
Additionally, at September 30, 2017 and 2016, Spire Missouri had $3.8 and $4.0, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.
Spire Alabama
During the fiscal second quarter of 2016, Spire Alabama commenced a gasoline derivative program to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. Most of these contracts are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, Derivatives and Hedging. The gains or losses on these derivative instruments are not subject to Spire Alabama’s GSA rider. There were no contracts outstanding as of September 30, 2018, and the fair value of gasoline contracts as of September 30, 2017 was not significant.

10.    CONCENTRATIONS OF CREDIT RISK
Other than in Spire Marketing, Spire has no significant concentration of credit risk.
A significant portion of Spire Marketing’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guaranties. In addition, Spire Marketing may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry with whom it conducts both sales and purchases of natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $11.2 at September 30, 2018 ($3.7 reflecting netting arrangements). Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates comprised $96.1 of total accounts receivable at September 30, 2018 ($89.7 reflecting netting arrangements).
Spire Marketing also has concentrations of credit risk with certain individually significant counterparties and with pipeline companies associated with its natural gas receivable amount. At September 30, 2018, the amounts included in accounts receivable from Spire Marketing’s five largest counterparties (in terms of net accounts receivable exposure) totaled $51.3 ($50.6 reflecting netting arrangements). Three of these five counterparties are investment-grade rated integrated utilities. The fourth is an investment-grade rated wholesale power provider. The fifth is not rated, but each of its owners is investment-grade.

11.	INCOME TAXES
Spire
The Company’s provision (benefit) for income taxes during the fiscal years ended September 30, 2018, 2017, and 2016 was as follows:

	2018	2017	2016
Federal
Current	$—	$0.1	$0.1
Deferred	(22.7)	67.7	62.0
Investment tax credits	(0.2)	(0.2)	(0.2)
State and local
Current	2.2	0.5	0.6
Deferred	(5.8)	9.5	7.0
Total income tax (benefit) expense	$(26.5)	$77.6	$69.5
The Company’s effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2018	2017	2016
Federal income tax statutory rate	24.5%	35.0%	35.0%
State and local income taxes, net of federal income tax benefits	3.4	2.8	2.8
Certain expenses capitalized on books and deducted on tax return	(2.3)	(2.3)	(3.4)
Taxes related to prior years	(0.4)	(0.9)	(0.2)
Tax law changes	(35.9)	—	—
Amortization of excess deferred taxes	(1.8)	—	—
Other items – net *	(1.6)	(2.2)	(1.7)
Effective income tax rate	(14.1)%	32.4%	32.5%
* Other consists primarily of property adjustments.
The Company’s significant items comprising the net deferred tax liability recorded in the Consolidated Balance Sheets as of September 30 were as follows:

	2018	2017
Deferred tax assets:
Reserves not currently deductible	$25.9	$31.5
Pension and other postretirement benefits	75.6	58.6
Operating losses	162.7	169.6
Regulatory amount due to customers, net	41.8	—
Other	8.2	26.0
Deferred tax assets	314.2	285.7
Less: valuation allowance	1.4	0.5
Total deferred tax assets	312.8	285.2
Deferred tax liabilities:
Relating to property	518.3	728.3
Regulatory pension and other postretirement benefits	117.1	108.0
Deferred gas costs	2.3	30.6
Other**	110.9	125.8
Total deferred tax liabilities	748.6	992.7
Net deferred tax liability	$435.8	$707.5
** Other consists primarily of Goodwill related liabilities.

The Tax Cuts and Jobs Act (“TCJA”) was signed into law on December 22, 2017, with an effective date of January 1, 2018, for substantially all of the provisions. This comprehensive act includes significant reform of the current income tax code including changes in the calculation for business entities and a reduction in the corporate federal income tax rate from 35% to 21%. The specific provisions related to regulated public utilities in the TCJA generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired in tax years beginning after January 1, 2018, and the continuation of certain rate normalization requirements for accelerated depreciation benefits.
Missouri Senate Bill (“S.B.”) 884 was signed into law on June 1, 2018. S.B. 884 reduces the corporate income tax rate from 6.25% to 4.0% for tax years beginning on or after January 1, 2020, among other legislative changes. The impact of S.B. 884 is not material to the consolidated financial statements.
ASC Topic 740, Income Taxes, requires that the effects of changes in tax laws be recognized in the period in which the new law is enacted. It also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. For the Company’s regulated entities, the changes in deferred taxes related to the regulated operations are recorded as either an offset to or creation of a regulatory asset or liability and may be subject to refund to customers in future periods. The changes in deferred taxes that are not associated with rate making (including all changes for the Company’s non-regulated operations) are recorded as adjustments to deferred tax expense or benefit.
The Company has recorded TCJA impacts and reflected those amounts in the September 30, 2018 financial statements. The amounts recorded are based on information known and reasonable estimates used as of that date, but are subject to change based on further actions of regulators. The items recorded include the impact of the federal income tax rate reduction and the revaluation of the deferred tax assets and liabilities. In fiscal 2018, the MoPSC Amended Report and Order took effect and the estimated excess accumulated deferred income tax began to be returned to customers in rates. The amount being returned is estimated with a tracker established to defer the difference from the estimated amounts to the actual amounts once the actual amounts have been calculated. During fiscal 2018, excess accumulated deferred taxes of $3.5 were returned.
The total amounts recorded, before reduction for amounts returned to customers, for the year ended September 30, 2018, are presented in the table below.

Adjustment to deferred tax liabilities	$(318.3)
Adjustment to deferred income tax expense	(75.0)
Adjustment to regulatory assets	(75.9)
Adjustment to regulatory liabilities	167.4
As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC Topic 980, Regulated Operations. Reductions in deferred income tax balances due to the reduction in the corporate income tax rate will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred taxes will be determined by state regulators.
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
The Company had federal and state loss carryforwards of approximately $711.9 at September 30, 2018. The Company also had contribution carryforwards of approximately $12.9 at September 30, 2018. The loss carryforwards begin to expire in fiscal 2030 for certain state purposes and fiscal 2035 for federal and other states purposes. The contribution carryforwards begin to expire in fiscal 2019. The Company had a valuation allowance of $1.4, as a portion of the contribution carryforward will not be realized prior to its expiration. The Company also has various tax credit carryforwards of approximately $2.4 that begin to expire in 2020, as well as a capital loss carryforward of $0.4 that expires in 2022.

The Company recognizes the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Unrecognized tax benefits are reported as a reduction of a deferred tax asset for an operating loss carryforward to the extent the recognition of the benefit would impact the operating loss carryforward, pursuant to ASU 2013-11. In addition, pursuant to the TCJA, the deferred tax asset for a net operating loss carryforward was revalued based on the federal tax law change.
The following table presents a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

	2018	2017	2016
Unrecognized tax benefits, beginning of year	$11.0	$10.0	$7.1
Decrease related to tax law changes	(4.0)	—	—
Increases related to tax positions taken in current year	1.2	2.4	3.4
Reductions due to lapse of applicable statute of limitations	(0.1)	(1.4)	(0.5)
Unrecognized tax benefits, end of year	$8.1	$11.0	$10.0
The amount of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate were $3.9 and $5.1 as of September 30, 2018 and 2017, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the Company’s unrecognized tax benefits. The Company does not expect that any such change will be significant to the Consolidated Balance Sheets.
As of September 30, 2018 and 2017, interest accrued associated with the Company’s uncertain tax positions was de minimis, and no penalties were accrued.
The Company is subject to federal income tax as well as income tax in various state and local jurisdictions. The Company is no longer subject to examination for fiscal years prior to 2014.
Regarding the Company’s Spire EnergySouth acquisition, tax returns for calendar years 2014 and 2015 remain open and subject to examination by the Internal Revenue Service and state taxing jurisdictions. These returns cover periods during which Spire EnergySouth was owned by Sempra Global. The impact of any adjustments made to these returns by the relevant taxing authorities would be addressed by the indemnification provisions of the stock purchase agreement with Sempra Global.
Spire Missouri
Spire Missouri’s provision (benefit) for income taxes during the fiscal years ended September 30, 2018, 2017, and 2016 was as follows:

	2018	2017	2016
Federal
Current	$—	$—	$—
Deferred	(26.1)	42.0	37.5
Investment tax credits	(0.2)	(0.2)	(0.2)
State and local
Current	—	—	0.1
Deferred	(6.3)	5.7	8.0
Total income tax (benefit) expense	$(32.6)	$47.5	$45.4

Spire Missouri’s effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2018	2017	2016
Federal income tax statutory rate	24.5%	35.0%	35.0%
State and local income taxes, net of federal income tax benefits	3.4	2.8	2.8
Certain expenses capitalized on books and deducted on tax return	(4.6)	(3.5)	(4.8)
Taxes related to prior years	(0.7)	(1.4)	(0.2)
Tax law changes	(50.3)	—	—
Amortization of excess deferred taxes	(3.6)	—	—
Other items – net *	(2.5)	(3.3)	(2.8)
Effective income tax rate	(33.8)%	29.6%	30.0%
* Other consists primarily of property adjustments.
Spire Missouri’s significant items comprising the net deferred tax liability reported in the Balance Sheets as of September 30 were as follows:

	2018	2017
Deferred tax assets:
Reserves not currently deductible	$20.0	$25.3
Pension and other postretirement benefits	71.9	52.7
Deferred gas costs	0.5	—
Operating losses	65.2	52.0
Regulatory amount due to customers	38.0	—
Deferred tax assets	195.6	130.0
Less: valuation allowance	1.4	0.5
Total deferred tax assets	194.2	129.5
Deferred tax liabilities:
Relating to utility property	372.6	563.2
Regulatory pension and other postretirement benefits	113.4	108.0
Deferred gas costs	—	25.0
Other	69.2	57.1
Total deferred tax liabilities	555.2	753.3
Net deferred tax liability	$361.0	$623.8
Spire files a consolidated federal income tax return and various state income tax returns and allocates income taxes to Spire Missouri and its other subsidiaries as if each entity were a separate taxpayer.
Spire Missouri has recorded TCJA impacts and reflected those amounts in the September 30, 2018 financial statements. The amounts recorded are based on information known and reasonable estimates used as of that date, but are subject to change based on further actions of regulators. The items recorded include the impact of the federal income tax rate reduction and the revaluation of the deferred tax assets and liabilities. In fiscal 2018, the MoPSC Amended Report and Order took effect and the estimated excess accumulated deferred income tax began to be returned to customers in rates. The amount being returned is estimated with a tracker established to defer the difference from the estimated amounts to the actual amounts once the actual amounts have been calculated. During fiscal 2018, excess accumulated deferred taxes of $3.5 were returned.
S.B. 884, signed into law on June 1, 2018, reduces the corporate income tax rate from 6.25% to 4.0% for tax years beginning on or after January 1, 2020, among other legislative changes. The impact of S.B. 884 is not material to the financial statements.
The total amounts recorded, before reduction for amounts returned to customers, for the year ended September 30, 2018, are presented in the table below.

Adjustment to deferred tax liabilities	$(285.3)
Adjustment to deferred income tax expense	(57.0)
Adjustment to regulatory assets	(78.1)
Adjustment to regulatory liabilities	150.2

As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC Topic 980, Regulated Operations. Reductions in deferred income tax balances due to the reduction in the corporate income tax rate will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred taxes will be determined by state regulators.
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
Spire Missouri had federal and state loss carryforwards of approximately $309.2 at September 30, 2018 on a separate company basis. For federal tax purposes, these loss carryforwards may be utilized against income from another member of the consolidated group. Spire Missouri also had contribution carryforwards of approximately $10.9 at September 30, 2018. The loss carryforwards begin to expire in fiscal 2035 for federal and state purposes. The contribution carryforwards begin to expire in fiscal 2019. Spire Missouri had a valuation allowance of $1.4, as a portion of the contribution carryforward will not be realized prior to its expiration. Spire Missouri also has approximately $2.0 of various tax credit carryforwards with expiration dates which begin to expire in 2020.
Spire Missouri recognizes the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Spire Missouri records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Unrecognized tax benefits are reported as a reduction of a deferred tax asset for an operating loss carryforward, pursuant to ASU 2013-11. In addition, pursuant to the TCJA, the deferred tax asset for a net operating loss carryforward was revalued based on the federal tax law change.
The following table presents a reconciliation of the beginning and ending balances of Spire Missouri unrecognized tax benefits:

	2018	2017	2016
Unrecognized tax benefits, beginning of year	$10.7	$9.7	$6.9
Decrease related to tax law changes	(4.0)	—	—
Increases related to tax positions taken in current year	1.1	2.4	3.3
Reductions due to lapse of applicable statute of limitations	—	(1.4)	(0.5)
Unrecognized tax benefits, end of year	$7.8	$10.7	$9.7
The amount of unrecognized tax benefits, which, if recognized, would affect Spire Missouri’s effective tax rate were $3.6 and $4.8 as of September 30, 2018 and 2017, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of Spire Missouri’s unrecognized tax benefits. Spire Missouri does not expect that any such change will be significant to Spire Missouri’s Balance Sheets.
As of September 30, 2018 and 2017, no interest or penalties were accrued associated with Spire Missouri’s uncertain tax positions.
Spire Missouri is subject to federal income tax as well as income tax in various state and local jurisdictions, and is no longer subject to examination for fiscal years prior to 2014.

Spire Alabama
Spire Alabama’s provision for income taxes charged during the fiscal years ended September 30, 2018, 2017, and 2016, was as follows:

	2018	2017	2016
Federal
Current	$—	$—	$(0.8)
Deferred	81.5	31.6	29.4
State and local
Current	—	—	—
Deferred	0.1	4.2	3.8
Total income tax expense	$81.6	$35.8	$32.4
Spire Alabama’s effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2018	2017	2016
Federal income tax statutory rate	24.5%	35.0%	35.0%
State and local income taxes, net of federal income tax benefits	3.8	2.8	2.8
Tax law change	70.0	—	—
Other items – net	0.1	0.3	0.1
Effective income tax rate	98.4%	38.1%	37.9%
Spire Alabama’s significant items comprising the net deferred tax asset reported in the Balance Sheets as of September 30 were as follows:

	2018	2017
Deferred tax assets:
Reserves not currently deductible	$5.3	$6.0
Pension and other postretirement benefits	—	4.4
Goodwill	129.6	214.4
Operating losses	86.0	88.3
Total deferred tax assets	220.9	313.1
Deferred tax liabilities:
Relating to utility property	111.9	119.3
Pension and other postretirement benefits	1.8	—
Other	5.4	8.2
Total deferred tax liabilities	119.1	127.5
Net deferred tax asset	$101.8	$185.6
Spire files a consolidated federal income tax return and various state income tax returns and allocates income taxes to Spire Alabama and its other subsidiaries as if each entity were a separate taxpayer.
Spire Alabama has recorded TCJA impacts and reflected those amounts in the September 30, 2018 financial statements. The amounts recorded are based on information known and reasonable estimates used as of that date, but are subject to change based on further actions of regulators. The items recorded include the impact of the federal income tax rate reduction and the revaluation of the deferred tax assets and liabilities.
The total amounts recorded, before reduction for amounts returned to customers, for the year ended September 30, 2018, are presented in the table below.

Adjustment to deferred tax assets	$(61.0)
Adjustment to deferred income tax expense	58.8
Adjustment to regulatory assets	2.2

As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC Topic 980, Regulated Operations. Reductions in deferred income tax balances due to the reduction in the corporate income tax rate will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred taxes will be determined by state regulators.
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
On a separate company basis, Spire Alabama had federal and state loss carryforwards of approximately $342.6 at September 30, 2018. The loss carryforwards begin to expire in fiscal 2030 for state purposes and fiscal 2035 for federal purposes. For federal tax purposes, these loss carryforwards may be utilized against income from another member of the consolidated group.
Spire Alabama recognizes the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Spire Alabama records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Spire Alabama has reported no unrecognized tax benefits for fiscal years 2018, 2017, and 2016.
Spire Alabama is subject to federal income tax as well as income tax in various state and local jurisdictions. Energen’s tax return for 2014, which includes Spire Alabama, remains open to the statute of limitations for federal purposes as a result of an IRS examination. No state tax returns for periods in which Spire Alabama was owned by Energen are open to the statute of limitations. The impact of any adjustments made to this return by the IRS would be addressed by the indemnification provisions of the 2014 stock purchase agreement with Energen.

12.     PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
The Spire information in this note reflects all plans of the Company, including information for plans covering employees of Spire EnergySouth since September 12, 2016. The net pension and postretirement obligations were re-measured at that acquisition date as well as at the fiscal year end.
Pension Plans
The pension plans of Spire consist of plans for employees at the Missouri Utilities, the employees of Spire Alabama and employees of the subsidiaries of Spire EnergySouth.
The Missouri Utilities have non-contributory, defined benefit, trusteed forms of pension plans covering the majority of their employees. Plan assets consist primarily of corporate and U.S. government obligations and a growth segment consisting of exposure to equity markets, commodities, real estate and inflation-indexed securities, achieved through derivative instruments.
Spire Alabama has non-contributory, defined benefit, trusteed forms of pension plans covering the majority of its employees. Qualified plan assets are comprised of mutual and commingled funds consisting of U.S. equities with varying strategies, global equities, alternative investments, and fixed income investments.

The net periodic pension costs include the following components:

	Spire			Spire Missouri			Spire Alabama
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost – benefits earned during the period	$20.2	$20.5	$15.3	$12.7	$12.7	$10.0	$6.4	$6.2	$5.3
Interest cost on projected benefit obligation	27.4	27.9	28.0	19.5	19.5	21.7	5.5	6.1	6.3
Expected return on plan assets	(37.0)	(38.5)	(34.9)	(27.2)	(28.1)	(26.7)	(6.5)	(7.2)	(8.2)
Amortization of prior service cost (credit)	(0.9)	1.0	0.4	0.9	1.0	0.4	(1.8)	—	—
Amortization of actuarial loss	10.9	12.5	8.0	9.4	10.7	7.9	1.5	1.8	0.1
Loss on lump-sum settlements and curtailments	18.6	17.9	3.3	16.1	13.5	—	2.4	4.6	3.3
Special termination benefits	—	0.9	1.6	—	—	1.6	—	—	—
Subtotal	39.2	42.2	21.7	31.4	29.3	14.9	7.5	11.5	6.8
Regulatory adjustment	37.4	(2.4)	17.8	32.1	(4.1)	11.7	4.5	1.8	6.1
Net pension cost	$76.6	$39.8	$39.5	$63.5	$25.2	$26.6	$12.0	$13.3	$12.9
Other changes in plan assets and pension benefit obligations recognized in other comprehensive income or loss include the following:

	Spire			Spire Missouri			Spire Alabama
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Current year actuarial (gain) loss	$(1.4)	$14.1	$46.8	$2.2	$14.8	$21.6	$(0.6)	$3.3	$25.2
Amortization of actuarial loss	(10.9)	(12.5)	(8.0)	(9.4)	(10.7)	(7.9)	(1.5)	(1.8)	(0.1)
Acceleration of loss recognized due to settlement	(18.5)	(18.2)	(3.3)	(16.1)	(13.5)	—	(2.4)	(4.5)	(3.3)
Current year service (credit) cost	(0.1)	—	5.0	—	—	5.0	—	—	—
Current year prior year service cost	—	(20.7)	—	—	—	—	—	(20.7)	—
Transfer due to merger	0.1	—	—	0.1	—	—	—	—	—
Amortization of prior service cost	(2.9)	(1.0)	(0.4)	(0.9)	(1.0)	(0.4)	—	—	—
Amortization of transition asset	1.8	—	—	—	—	—	1.8	—	—
Subtotal	(31.9)	(38.3)	40.1	(24.1)	(10.4)	18.3	(2.7)	(23.7)	21.8
Regulatory adjustment	31.6	38.0	(39.8)	23.8	10.1	(18.0)	2.7	23.7	(21.8)
Total recognized in OCI	$(0.3)	$(0.3)	$0.3	$(0.3)	$(0.3)	$0.3	$—	$—	$—
Spire pension obligations are driven by separate plan and regulatory provisions governing Spire Missouri, Spire Alabama and Spire EnergySouth pension plans.
Pursuant to the provisions of the Missouri Utilities’ and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. Two Spire Alabama plans and one Spire Missouri plan met the criteria for settlement recognition in the fiscal year ended September 30, 2018, requiring re-measurement of the obligation under those plans using updated census data and assumptions for discount rate and mortality. For the remeasurements, the discount rates for the Missouri plans were updated to 4.20% and 4.15% at June 30, 2018 (from 3.70% and 3.75% at September 30, 2017), and the discount rate for the Alabama plan was updated to 4.20% (from 3.65%). Lump-sum payments recognized as settlements during fiscal years 2018, 2017, and 2016 were $82.8 ($65.5 attributable to Spire Missouri and $17.3 to Spire Alabama), $62.2 ($43.5 attributable to Spire Missouri and $18.7 to Spire Alabama), and $16.6 (attributable to Spire Alabama), respectively.
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
Up to April 18, 2018, the recovery in rates for Spire Missouri East’s qualified pension plan was based on an annual allowance of $15.5 effective January 1, 2011. The recovery in rates for Spire Missouri West’s qualified pension plan was based on an annual allowance of approximately $9.9 effective February 20, 2010. Effective April 19, 2018, the pension cost for Spire Missouri West included in customer rates was reduced from $9.9 to $5.5 per year, the pension cost included in the Spire Missouri East customer rates was increased from $15.5 to $29.0 per year. Over an amortization period of eight years, Spire Missouri East rates will also include the amortization of $173.0 of assets for pension and other postretirement benefits, and Spire Missouri West rates will be reduced by the amortization of a $26.2 net liability for pension and other postretirement benefits. These changes are discussed further in Note 14, Regulatory Matters.
The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.
The following table shows the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2018	2017	2018	2017	2018	2017
Benefit obligation, beginning of year	$748.8	$794.7	$539.6	$560.0	$148.2	$174.3
Service cost	20.2	20.5	12.7	12.7	6.4	6.2
Interest cost	27.4	27.9	19.5	19.5	5.5	6.1
Actuarial (gain) loss	(34.9)	(0.9)	(26.0)	(0.5)	(3.8)	1.6
Plan amendments	(2.0)	(20.7)	—	—	—	(20.7)
Plan mergers	—	—	(0.3)	—	—	—
Settlement loss	7.6	14.6	7.6	12.2	—	2.4
Special termination benefits	—	0.9	—	—	—	—
Settlement benefits paid	(82.8)	(62.2)	(65.5)	(43.5)	(17.3)	(18.7)
Regular benefits paid	(19.7)	(26.0)	(14.3)	(20.8)	(2.7)	(3.0)
Benefit obligation, end of year	$664.6	$748.8	$473.3	$539.6	$136.3	$148.2
Accumulated benefit obligation, end of year	$636.0	$701.4	$446.5	$500.4	$134.5	$142.8
The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2018	2017	2018	2017	2018	2017
Fair value of plan assets, beginning of year	$531.6	$540.5	$385.9	$395.7	$97.9	$100.0
Actual return on plan assets	11.2	38.0	6.4	25.1	3.3	7.7
Employer contributions	58.9	41.3	36.9	29.4	20.1	11.9
Divestitures	—	—	(0.3)	—	—	—
Settlement benefits paid	(82.8)	(62.2)	(65.5)	(43.5)	(17.3)	(18.7)
Regular benefits paid	(19.7)	(26.0)	(14.3)	(20.8)	(2.7)	(3.0)
Fair value of plan assets, end of year	$499.2	$531.6	$349.1	$385.9	$101.3	$97.9
Funded status of plans, end of year	$(165.4)	$(217.2)	$(124.2)	$(153.7)	$(35.0)	$(50.3)
The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2018	2017	2018	2017	2018	2017
Current liabilities	$(0.6)	$(0.5)	$(0.6)	$(0.5)	$—	$—
Noncurrent liabilities	(164.8)	(216.7)	(123.6)	(153.2)	(35.0)	(50.3)
Total	$(165.4)	$(217.2)	$(124.2)	$(153.7)	$(35.0)	$(50.3)

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic pension cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2018	2017	2018	2017	2018	2017
Net actuarial loss	$132.1	$163.0	$102.8	$126.2	$36.4	$40.9
Prior service (credit) cost	(14.4)	(13.4)	6.4	7.3	(18.8)	(20.7)
Subtotal	117.7	149.6	109.2	133.5	17.6	20.2
Adjustments for amounts included in regulatory assets	(115.5)	(147.1)	(107.0)	(131.0)	(17.6)	(20.2)
Total	$2.2	$2.5	$2.2	$2.5	$—	$—
At September 30, 2018, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2019:

	Spire	Spire Missouri	Spire Alabama
Amortization of net actuarial loss	$9.2	$8.6	$0.8
Amortization of prior service (credit) cost	(0.9)	0.9	(1.8)
Subtotal	8.3	9.5	(1.0)
Regulatory adjustment	(8.1)	(9.3)	1.0
Total	$0.2	$0.2	$—
The assumptions used to calculate net periodic pension costs for Spire Missouri are as follows:

	2018	2017	2016
Weighted average discount rate - Spire Missouri East plan	3.75%	3.50%	4.40%
Weighted average discount rate - Spire Missouri West plan	3.70%	3.50%	4.50%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%
The assumptions used to calculate net periodic pension costs for Spire Alabama are as follows:

	2018	2017	2016
Weighted average discount rate	3.65%/3.70%	3.45%/3.50%	4.25%/4.30%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.50%
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
The assumptions used to calculate the benefit obligations are as follows:

	2018	2017
Weighted average discount rate - Spire Missouri East plan	4.30%	3.75%
Weighted average discount rate - Spire Missouri West plan	4.35%	3.70%
Weighted average discount rate - Spire Alabama plans	4.35%	3.65%/3.70%
Weighted average rate of future compensation increase	3.00%	3.00%

Following are the year-end projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	Spire		Spire Missouri		Spire Alabama
	2018	2017	2018	2017	2018	2017
Projected benefit obligation	$664.6	$748.8	$473.3	$539.6	$136.3	$148.2
Accumulated benefit obligation	636.0	701.4	446.5	500.4	134.5	142.8
Fair value of plan assets	499.2	531.6	349.1	385.9	101.3	97.9
Following are the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	2018 Target	2018 Actual	2017 Target	2017 Actual
Equity markets	56.4%	55.3%	56.4%	56.8%
Debt securities	43.6%	42.4%	43.6%	42.0%
Cash equivalents	—%	2.3%	—%	1.2%
Total	100.0%	100.0%	100.0%	100.0%

Spire Alabama	2018 Target	2018 Actual	2017 Target	2017 Actual
Equity markets	60.0%	59.4%	60.0%	58.5%
Debt securities	29.0%	28.6%	29.0%	28.7%
Other*	11.0%	12.0%	11.0%	12.8%
Total	100.0%	100.0%	100.0%	100.0%

*	Includes cash and funds invested in real estate, commodities, natural resources and inflation-protected securities.
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

Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter, for Spire, Spire Missouri, and Spire Alabama:

	2019	2020	2021	2022	2023	2024- 2028
Spire	$63.0	$63.6	$60.0	$58.4	$57.1	$266.4
Spire Missouri	50.3	50.2	46.0	43.8	41.9	184.8
Spire Alabama	10.0	10.7	11.2	11.8	12.3	65.5
The funding policy of Spire Missouri and Spire Alabama is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Spire Missouri contributions to the pension plans in fiscal 2019 are anticipated to be $27.1 into the qualified trusts, and $0.5 into the non-qualified plans. Spire Alabama had no required contributions to the qualified pension plans during 2018 or 2017, and it is not anticipated that the funded status of the qualified pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. During fiscal 2018 and 2017, Spire Alabama made discretionary contributions to the qualified pension plans totaling $20.1 and $11.9, respectively; none are expected in fiscal 2019.
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
Net periodic postretirement benefit costs consist of the following components:

	Spire			Spire Missouri			Spire Alabama
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost – benefits earned during the period	$9.4	$11.0	$10.9	$9.0	$10.4	$10.6	$0.2	$0.3	$0.3
Interest cost on accumulated postretirement benefit obligation	8.6	8.6	10.2	6.9	6.8	8.1	1.5	1.6	2.1
Expected return on plan assets	(13.9)	(13.6)	(13.5)	(9.6)	(9.0)	(8.5)	(4.1)	(4.4)	(5.0)
Amortization of prior service cost (credit)	(0.1)	—	0.3	0.3	0.2	0.3	(0.4)	(0.2)	—
Amortization of actuarial loss (gain)	0.8	2.5	3.6	0.9	2.6	3.8	(0.1)	(0.1)	(0.2)
Special termination benefits	—	—	2.6	—	—	2.6	—	—	—
Subtotal	4.8	8.5	14.1	7.5	11.0	16.9	(2.9)	(2.8)	(2.8)
Regulatory adjustment	2.2	(3.2)	(6.6)	3.9	(1.5)	(4.8)	(1.8)	(1.8)	(1.8)
Net postretirement benefit cost	$7.0	$5.3	$7.5	$11.4	$9.5	$12.1	$(4.7)	$(4.6)	$(4.6)
Other changes in plan assets and postretirement benefit obligations recognized in OCI include the following:

	Spire			Spire Missouri			Spire Alabama
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Current year actuarial (gain) loss	$(45.1)	$(34.1)	$0.8	$(47.1)	$(28.5)	$1.4	$1.6	$(4.5)	$(0.6)
Amortization of actuarial (loss) gain	(0.8)	(2.5)	(3.6)	(0.9)	(2.6)	(3.8)	0.1	0.1	0.2
Current year prior service credit	—	(1.4)	(1.8)	—	—	—	—	(1.4)	(1.8)
Amortization of prior service (cost) credit	0.1	—	(0.3)	(0.3)	(0.2)	(0.3)	0.4	0.2	—
Subtotal	(45.8)	(38.0)	(4.9)	(48.3)	(31.3)	(2.7)	2.1	(5.6)	(2.2)
Regulatory adjustment	45.8	38.0	4.9	48.3	31.3	2.7	(2.1)	5.6	2.2
Total recognized in OCI	$—	$—	$—	$—	$—	$—	$—	$—	$—

Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Up to April 18, 2018, the recovery in rates for Spire Missouri’s postretirement benefit plans is based on an annual allowance of $9.5 effective January 1, 2011. Effective April 19, 2018, the allowance was reduced to $8.6. This change is discussed further in Note 14, Regulatory Matters. The difference between these amounts and postretirement benefit cost based on the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.
The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2018	2017	2018	2017	2018	2017
Benefit obligation, beginning of year	$238.5	$259.2	$192.5	$207.9	$40.6	$45.4
Service cost	9.4	11.0	9.0	10.4	0.2	0.3
Interest cost	8.6	8.6	6.9	6.8	1.5	1.6
Actuarial (gain) loss	(37.5)	(22.1)	(41.1)	(20.9)	3.1	—
Plan amendments	—	(1.4)	—	—	—	(1.4)
Curtailments	—	0.4	—	—	—	—
Retiree drug subsidy program	0.2	0.3	0.1	0.3	0.1	—
Benefits paid	(11.1)	(17.5)	(8.6)	(12.0)	(2.4)	(5.3)
Benefit obligation, end of year	$208.1	$238.5	$158.8	$192.5	$43.1	$40.6
The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2018	2017	2018	2017	2018	2017
Fair value of plan assets at beginning of year	$265.5	$246.4	$174.9	$159.7	$86.4	$82.8
Actual return on plan assets	21.5	26.2	15.6	16.8	5.6	8.9
Employer contributions	7.6	10.4	7.6	10.4	—	—
Benefits paid	(11.1)	(17.5)	(8.6)	(12.0)	(2.4)	(5.3)
Fair value of plan assets, end of year	$283.5	$265.5	$189.5	$174.9	$89.6	$86.4
Funded status of plans, end of year	$75.4	$27.0	$30.7	$(17.6)	$46.5	$45.8
The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2018	2017	2018	2017	2018	2017
Current assets	$—	$1.4	$—	$1.4	$—	$—
Noncurrent assets	92.0	47.0	45.5	1.2	46.5	45.8
Current liabilities	(0.5)	(0.4)	(0.5)	(0.4)	—	—
Noncurrent liabilities	(16.1)	(21.0)	(14.3)	(19.8)	—	—
Total	$75.4	$27.0	$30.7	$(17.6)	$46.5	$45.8

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic postretirement benefit cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2018	2017	2018	2017	2018	2017
Net actuarial loss (gain)	$(44.4)	$1.5	$(35.7)	$12.3	$(8.0)	$(9.7)
Prior service credit	(6.6)	(6.6)	(4.0)	(3.7)	(2.6)	(2.9)
Subtotal	(51.0)	(5.1)	(39.7)	8.6	(10.6)	(12.6)
Adjustments for amounts included in regulatory assets	51.0	5.1	39.7	(8.6)	10.6	12.6
Total	$—	$—	$—	$—	$—	$—
At September 30, 2018, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost during fiscal 2019:

	Spire	Spire Missouri	Spire Alabama
Amortization of net actuarial loss	$(0.5)	$(0.5)	$—
Amortization of prior service (credit) cost	(0.1)	0.3	(0.4)
Subtotal	(0.6)	(0.2)	(0.4)
Regulatory adjustment	0.6	0.2	0.4
Total	$—	$—	$—
The assumptions used to calculate net periodic postretirement benefit costs for Spire Missouri are as follows:

	2018	2017	2016
Weighted average discount rate - Spire Missouri East plans	3.60%	3.15%	4.00%
Weighted average discount rate - Spire Missouri West plans	3.60%	3.45%	4.30%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets - Spire Missouri East plans	5.75%/7.75%	5.75%/7.75%	6.00%/7.75%
Expected long-term rate of return on plan assets - Spire Missouri West plans	5.75%	5.50%	4.75%
The assumptions used to calculate net periodic postretirement benefit costs for Spire Alabama are as follows:

	2018	2017	2016
Weighted average discount rate	3.80%	3.60%	4.50%
Expected long-term rate of return on plan assets	3.75%/6.00%	4.00%/6.25%	4.50%/7.25%
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
The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2018	2017
Weighted average discount rate - Spire Alabama plans	4.30%	3.80%
Weighted average discount rate - Spire Missouri East plans	4.30%	3.60%
Weighted average discount rate - Spire Missouri West plans	4.30%	3.60%
Weighted average rate of future compensation increase - Spire Missouri East plans	3.00%	3.00%

The assumed medical cost trend rates at September 30 are as follows:

	2018	2017
Medical cost trend assumed for next year - Spire Missouri	7.00%	7.25%
Medical cost trend assumed for next year - Spire Alabama	7.00%	7.25%
Rate to which the medical cost trend rate is assumed to decline (the ultimate medical cost trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend	2025	2023
The following table presents the effects of an assumed 1% change in the assumed medical cost trend rate:

	Spire		Spire Missouri		Spire Alabama
	1% Increase	1% Decrease	1% Increase	1% Decrease	1% Increase	1% Decrease
Net periodic postretirement benefit cost	$1.4	$(1.3)	$1.2	$(1.1)	$0.1	$(0.1)
Accumulated postretirement benefit obligation	8.4	(7.7)	6.0	(5.6)	1.6	(1.5)
Following are the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	Target	2018 Actual	2017 Actual
Equity securities	60.0%	58.8%	59.0%
Debt securities	40.0%	39.1%	39.4%
Other (cash and cash equivalents held to make benefit payments)	—%	2.1%	1.6%
Total	100.0%	100.0%	100.0%

Spire Alabama	Target	2018 Actual	2017 Actual
Equity securities	60.0%	60.0%	60.1%
Debt securities	40.0%	40.0%	39.9%
Total	100.0%	100.0%	100.0%
Missouri and Alabama state laws provide for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. The Utilities have established Voluntary Employees’ Beneficiary Association and Rabbi Trusts as external funding mechanisms. Their investment policies seek to maximize investment returns consistent with their tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored. Spire Missouri and Spire Alabama currently invest in mutual funds which are rebalanced periodically to the target allocation. The mutual funds are diversified across U.S. stock and bond markets, and for Spire Alabama, international stock markets.
Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter for Spire, Spire Missouri, and Spire Alabama:

	2019	2020	2021	2022	2023	2024- 2028
Spire	$14.2	$15.3	$16.3	$16.9	$17.9	$93.9
Spire Missouri	10.8	11.8	12.8	13.4	14.3	76.4
Spire Alabama	3.0	3.1	3.1	3.1	3.2	15.1
The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. For Spire Missouri, contributions to the postretirement plans in fiscal 2019 are anticipated to be $1.9 to the qualified trusts and $0.5 paid directly to participants from Spire Missouri funds. It is not anticipated that contributions will be made to the Spire Alabama postretirement plans in fiscal 2019.

Other Plans
Spire Services Inc. sponsors a 401(k) plan that cover substantially all employees of Spire Inc. and its subsidiaries. The plan allows employees to contribute a portion of their base pay in accordance with specific guidelines. The cost of the defined contribution plan for Spire Inc. totaled $12.2, $11.5, and $10.5 for fiscal years 2018, 2017, and 2016, respectively. Spire Missouri provides a match of such contributions within specific limits. The cost of the defined contribution plan for Spire Missouri amounted to $9.0, $8.4, and $8.2 for fiscal years 2018, 2017, and 2016, respectively. Spire Alabama also provides a match of employee contributions within specific limits. The cost of the defined contribution plan for Spire Alabama amounted to $3.0, $2.7, and $2.3 for fiscal years 2018, 2017, and 2016, respectively.
Fair Value Measurements of Pension and Other Postretirement Plan Assets
Spire
The table below categorizes the fair value measurements of the Spire pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2018
Cash and cash equivalents	$50.6	$—	$—	$50.6
Equity mutual funds - U.S.	42.7	21.2	—	63.9
Equity mutual funds - international	20.7	4.1	—	24.8
Debt securities:
U.S. bond mutual funds	35.8	64.9	—	100.7
U.S. government	31.7	5.6	—	37.3
U.S. corporate	152.1	—	—	152.1
U.S. municipal	3.6	3.0	—	6.6
International	43.9	7.0	—	50.9
Derivatives and margin (payable)	(0.8)	—	—	(0.8)
103-12 Direct Filing Entities	—	13.1	—	13.1
Total	$380.3	$118.9	$—	$499.2

As of September 30, 2017
Cash and cash equivalents	$37.3	$—	$—	$37.3
Equity mutual funds - U.S.	42.1	25.4	—	67.5
Equity mutual funds - international	37.4	11.2	—	48.6
Debt securities:
U.S. bond mutual funds	34.4	68.5	—	102.9
U.S. government	33.2	4.5	—	37.7
U.S. corporate	183.7	—	—	183.7
U.S. municipal	4.2	—	—	4.2
International	45.1	7.2	—	52.3
Derivatives and margin (payable)	(2.6)	—	—	(2.6)
Total	$414.8	$116.8	$—	$531.6

The table below categorizes the fair value measurements of Spire’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2018
Cash and cash equivalents	$3.7	$—	$—	$3.7
U.S. stock/bond mutual funds	190.2	74.5	—	264.7
International fund	—	15.1	—	15.1
Total	$193.9	$89.6	$—	$283.5

As of September 30, 2017
Cash and cash equivalents	$4.0	$—	$—	$4.0
U.S. stock/bond mutual funds	174.1	71.7	—	245.8
International fund	1.0	14.7	—	15.7
Total	$179.1	$86.4	$—	$265.5
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
Spire Missouri
The table below categorizes the fair value measurements of Spire Missouri’s pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2018
Cash and cash equivalents	$35.2	$—	$—	$35.2
Equity mutual funds - U.S.	—	8.4	—	8.4
Equity mutual funds - international	—	4.1	—	4.1
Debt securities:
U.S. bond mutual funds	—	64.9	—	64.9
U.S. government	31.7	3.0	—	34.7
U.S. corporate	152.1	—	—	152.1
U.S. municipal	3.6	3.0	—	6.6
International	43.9	—	—	43.9
Derivatives and margin (payable)	(0.8)	—	—	(0.8)
Total	$265.7	$83.4	$—	$349.1
As of September 30, 2017
Cash and cash equivalents	$31.7	$—	$—	$31.7
Equity mutual funds - U.S.	—	11.9	—	11.9
Equity mutual funds - international	—	5.7	—	5.7
Debt securities:
U.S. bond mutual funds	—	68.5	—	68.5
U.S. government	33.2	4.5	—	37.7
U.S. corporate	183.7	—	—	183.7
U.S. municipal	4.2	—	—	4.2
International	45.1	—	—	45.1
Derivatives and margin (payable)	(2.6)	—	—	(2.6)
Total	$295.3	$90.6	$—	$385.9

The table below categorizes the fair value measurements of Spire Missouri’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2018
Cash and cash equivalents	$3.5	$—	$—	$3.5
U.S. stock/bond mutual funds	186.0	—	—	186.0
Total	$189.5	$—	$—	$189.5

As of September 30, 2017
Cash and cash equivalents	$3.9	$—	$—	$3.9
U.S. stock/bond mutual funds	171.0	—	—	171.0
Total	$174.9	$—	$—	$174.9
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
Spire Alabama
The table below categorizes the fair value measurements of Spire Alabama’s pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2018
Cash and cash equivalents	$10.4	$—	$—	$10.4
Equity mutual funds - U.S.	28.8	8.6	—	37.4
Equity mutual funds - international	14.0	—	—	14.0
Debt securities:
U.S. bond mutual funds	24.2	—	—	24.2
U.S. government	—	1.8	—	1.8
International	—	4.7	—	4.7
103-12 Direct Filing Entities	—	8.8	—	8.8
Total	$77.4	$23.9	$—	$101.3

As of September 30, 2017
Cash and cash equivalents	$3.4	$—	$—	$3.4
Equity mutual funds - U.S.	28.4	9.1	—	37.5
Equity mutual funds - international	25.2	3.7	—	28.9
Debt securities:
U.S. bond mutual funds	23.2	—	—	23.2
International	—	4.9	—	4.9
Total	$80.2	$17.7	$—	$97.9

The table below categorizes the fair value measurements of Spire Alabama’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2018
U.S. stock/bond mutual funds	$—	$74.5	$—	$74.5
International fund	—	15.1	—	15.1
Total	$—	$89.6	$—	$89.6

As of September 30, 2017
U.S. stock/bond mutual funds	$—	$71.7	$—	$71.7
International fund	—	14.7	—	14.7
Total	$—	$86.4	$—	$86.4
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

13.    INFORMATION BY OPERATING SEGMENT
The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. Other includes:

•	unallocated corporate items, including certain debt and associated interest costs;

•	Spire STL Pipeline, a subsidiary of Spire planning the construction and operation of a 65-mile FERC-regulated pipeline to deliver natural gas into eastern Missouri;

•	Spire Storage, providing physical natural gas storage services; and

•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas, and risk management, among other activities.
Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Spire Missouri, sales of natural gas from Spire Missouri to Spire Marketing, propane transportation services provided by Spire NGL Inc. to Spire Missouri, and propane storage services provided by Spire Missouri to Spire NGL Inc.
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. In fiscal 2018, these items include the revaluation of deferred tax assets and liabilities due to the Tax Cuts and Jobs Act and the write-off of certain long-standing assets as a result of disallowances in our Missouri rate proceedings.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
2018
Revenues from external customers	$1,888.0	$71.6	$5.4	$—	$1,965.0
Intersegment revenues	0.4	—	11.1	(11.5)	—
Total Operating Revenues	1,888.4	71.6	16.5	(11.5)	1,965.0
Operating Expenses
Gas Utility
Natural and propane gas	842.6	—	—	(72.5)	770.1
Other operation and maintenance	464.1	—	—	(8.5)	455.6
Depreciation and amortization	167.0	—	—	—	167.0
Taxes, other than income taxes	152.5	—	—	—	152.5
Total Gas Utility Operating Expenses	1,626.2	—	—	(81.0)	1,545.2
Gas Marketing and Other *	—	37.8	32.8	69.5	140.1
Total Operating Expenses	1,626.2	37.8	32.8	(11.5)	1,685.3
Operating Income (Loss)	$262.2	$33.8	$(16.3)	$—	$279.7
Net Economic Earnings (Loss)	$183.1	$22.9	$(22.3)	$—	$183.7
Capital Expenditures	$457.7	$—	$41.7	$—	$499.4

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
2017
Revenues from external customers	$1,660.0	$79.3	$1.4	$—	$1,740.7
Intersegment revenues	7.9	—	6.3	(14.2)	—
Total Operating Revenues	1,667.9	79.3	7.7	(14.2)	1,740.7
Operating Expenses
Gas Utility
Natural and propane gas	645.9	—	—	(75.4)	570.5
Other operation and maintenance	409.1	—	—	(4.1)	405.0
Depreciation and amortization	153.5	—	—	—	153.5
Taxes, other than income taxes	137.8	—	—	—	137.8
Total Gas Utility Operating Expenses	1,346.3	—	—	(79.5)	1,266.8
Gas Marketing and Other *	—	74.1	12.8	65.3	152.2
Total Operating Expenses	1,346.3	74.1	12.8	(14.2)	1,419.0
Operating Income (Loss)	$321.6	$5.2	$(5.1)	$—	$321.7
Net Economic Earnings (Loss)	$181.5	$6.8	$(20.7)	$—	$167.6
Capital Expenditures	$412.6	$—	$25.5	$—	$438.1

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
2016
Revenues from external customers	$1,457.2	$78.5	$1.6	$—	$1,537.3
Intersegment revenues	2.2	—	3.2	(5.4)	—
Total Operating Revenues	1,459.4	78.5	4.8	(5.4)	1,537.3
Operating Expenses
Gas Utility
Natural and propane gas	539.7	—	—	(47.5)	492.2
Other operation and maintenance	379.3	—	—	(1.8)	377.5
Depreciation and amortization	136.9	—	—	—	136.9
Taxes, other than income taxes	125.2	—	—	—	125.2
Total Gas Utility Operating Expenses	1,181.1	—	—	(49.3)	1,131.8
Gas Marketing and Other *	—	66.7	12.6	43.9	123.2
Total Operating Expenses	1,181.1	66.7	12.6	(5.4)	1,255.0
Operating Income (Loss)	$278.3	$11.8	$(7.8)	$—	$282.3
Net Economic Earnings (Loss)	$160.3	$6.4	$(17.6)	$—	$149.1
Capital Expenditures	$291.7	$—	$1.6	$—	$293.3

*
Operating Expenses for “Gas Marketing and Other” include depreciation and amortization for Gas Marketing ($0.0 for 2018, $0.1 for 2017, and $0.1 for 2016) and for Other ($1.4 for 2018, $0.5 for 2017, and $0.5 for 2016).

Total Assets at End of Year	2018	2017	2016
Gas Utility	$5,606.7	$5,551.2	$5,184.7
Gas Marketing	295.3	246.2	205.0
Other	2,508.0	2,239.5	1,836.6
Eliminations	(1,566.4)	(1,490.2)	(1,161.9)
Total Assets	$6,843.6	$6,546.7	$6,064.4

Reconciliation of Consolidated Net Income to Consolidated Net Economic Earnings	2018	2017	2016
Net Income	$214.2	$161.6	$144.2
Adjustments, pre-tax:
Missouri regulatory adjustments	30.6	—	—
Unrealized (gain) loss on energy-related derivatives	(4.0)	6.0	(0.1)
Lower of cost or market inventory adjustments	—	—	0.2
Realized gain on economic hedges prior to the sale of the physical commodity	(0.3)	(0.3)	(1.6)
Acquisition, divestiture and restructuring activities	13.6	4.0	9.2
Income tax effect of adjustments	(10.3)	(3.7)	(2.8)
Effect of the Tax Cuts and Jobs Act	(60.1)	—	—
Net Economic Earnings	$183.7	$167.6	$149.1

14.	REGULATORY MATTERS
As discussed below for Spire Missouri and Spire Alabama, the Purchased Gas Adjustment (“PGA”) clauses and Gas Supply Adjustment (“GSA”) riders allow the Utilities to pass through to customers the cost of purchased gas supplies. Regulatory assets and regulatory liabilities related to the PGA clauses and the GSA rider are both labeled Unamortized Purchased Gas Adjustments herein.

The following regulatory assets and regulatory liabilities were reflected in the Balance Sheets as of September 30, 2018 and 2017. Unamortized Purchased Gas Adjustments are also included below, which are reported separately in the current assets and liabilities sections of each balance sheet.

	Spire		Spire Missouri		Spire Alabama
September 30	2018	2017	2018	2017	2018	2017
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$30.2	$42.2	$21.9	$34.9	$7.3	$7.2
Unamortized purchased gas adjustments	8.2	102.6	1.0	57.4	6.4	45.2
Other	34.4	30.7	7.8	3.3	12.5	12.2
Total Current Regulatory Assets	72.8	175.5	30.7	95.6	26.2	64.6
Noncurrent:
Future income taxes due from customers	96.3	170.5	94.4	170.5	—	—
Pension and postretirement benefit costs	364.9	404.7	292.5	322.7	64.8	72.6
Cost of removal	133.4	123.3	—	—	133.4	123.3
Unamortized purchased gas adjustments	—	9.9	—	9.9	—	—
Energy efficiency	32.8	29.0	32.8	29.0	—	—
Other	42.4	53.7	21.4	25.7	3.3	1.1
Total Noncurrent Regulatory Assets	669.8	791.1	441.1	557.8	201.5	197.0
Total Regulatory Assets	$742.6	$966.6	$471.8	$653.4	$227.7	$261.6

Regulatory Liabilities:
Current:
Rate Stabilization and Equalization (“RSE”) adjustment	$—	$1.4	$—	$—	$—	$1.4
Refundable negative salvage	5.2	8.2	—	—	5.2	8.2
Unamortized purchased gas adjustments	2.9	1.0	1.9	—	—	—
Other	27.6	12.0	14.8	2.7	2.4	2.4
Total Current Regulatory Liabilities	35.7	22.6	16.7	2.7	7.6	12.0
Noncurrent:
Deferred taxes due to customers	178.3	—	161.1	—	—	—
Pension and postretirement benefit costs	27.8	32.2	—	—	27.8	32.2
Refundable negative salvage	—	4.1	—	—	—	4.1
Accrued cost of removal	63.6	83.8	39.8	54.5	—	—
Unamortized purchased gas adjustments	4.7	1.9	4.7	1.9	—	—
Other	80.2	35.2	69.3	24.8	3.5	3.3
Total Noncurrent Regulatory Liabilities	354.6	157.2	274.9	81.2	31.3	39.6
Total Regulatory Liabilities	$390.3	$179.8	$291.6	$83.9	$38.9	$51.6
A portion of the Company’s regulatory assets are not earning a return and are shown in the schedule below:

	Spire		Spire Missouri
September 30	2018	2017	2018	2017
Pension and postretirement benefit costs	$148.4	$170.5	$148.4	$170.5
Future income taxes due from customers	96.3	198.5	94.4	198.5
Other	15.1	11.3	15.1	11.3
Total Regulatory Assets Not Earning a Return	$259.8	$380.3	$257.9	$380.3
Like all the Company’s regulatory assets, these regulatory assets are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be as long as 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC. Spire Alabama does not have any regulatory assets that are not earning a return.

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

•
The MoPSC approved a plan applicable to Spire Missouri’s gas supply commodity costs under which it retains a portion of cost savings associated with the acquisition of natural gas below an established benchmark level. This gas supply cost management program allows Spire Missouri to retain 10% of cost savings, up to a maximum of $3.0 annually. Spire Missouri did not record any such incentive compensation under the plan during the three fiscal years reported. Incentives recorded under the plan, if any, are included in Gas Utility Operating Revenues on the Consolidated Statements of Income and under Operating Revenues on Spire Missouri’s Statements of Comprehensive Income.

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
The PGA clause also provides for the treatment of income from off-system sales and capacity release revenues. Pre-tax income from off-system sales and capacity release revenues is shared with customers, with an estimated amount assumed in PGA rates. The difference between the actual amount allocated to customers for each fiscal year and the estimated amount assumed in PGA rates is recovered from, or credited to, customers over an annual period commencing in the subsequent November. Before April 19, 2018, the customer share of such income was determined in accordance with the following tables, shown for each service territory for which the PGA clauses were approved by the MoPSC.

	Customer Share	Company Share
Spire Missouri East
First $2.0 of pre-tax income*	85%	15%
Next $2.0 of pre-tax income	80%	20%
Next $2.0 of pre-tax income	75%	25%
Amounts of pre-tax income exceeding $6.0	70%	30%
* Customer share was set to 85% and company share set to 15% in fiscal 2017. For fiscal 2016, the customer share was 100%.
Spire Missouri West
First $1.2 of pre-tax income	85%	15%
Next $1.2 of pre-tax income	80%	20%
Next $1.2 of pre-tax income	75%	25%
Amounts of pre-tax income exceeding $3.6	70%	30%
In the latest rate cases (discussed in the following paragraphs), the multiple sharing tiers and percentages were eliminated in favor of a single sharing percentage under which customers receive 75% (and Spire Missouri East and Spire Missouri West receive 25%) of the net margins achieved as a result of such off-system sales and capacity releases.

On March 7, 2018, the MoPSC issued an Amended Report and Order (the “Order”) in two general rate cases (docketed as GR-2017-0215 and GR-2017-0216) approving a base rate revenue requirement increase of $18.0 for Spire Missouri East and $15.2 for Spire Missouri West. The annualized Infrastructure System Replacement Surcharge (“ISRS”) amounts of $32.6 for Spire Missouri East and $16.4 for Spire Missouri West were reset to zero, resulting in a net decrease in revenues of $14.6 and $1.2, respectively. These net amounts reflect decreases totaling approximately $33.0 resulting from the TCJA’s federal income tax rate reduction and a related allowance to return excess accumulated deferred income taxes to customers in accordance with Internal Revenue Service normalization requirements. Tariffs reflecting the Order went into effect on April 19, 2018.
Included in the Order were updates to the treatment of pension and other postretirement benefits. Effective April 19, 2018, the pension cost for Spire Missouri West included in customer rates was reduced from $9.9 to $5.5 per year, the pension cost included in the Spire Missouri East customer rates was increased from $15.5 to $29.0 per year, and the annual allowance for health care postretirement plans for Spire Missouri East was reduced from $9.5 to $8.6. Over a period of eight years, Spire Missouri East rates will also include the amortization of $173.0 of assets for pension and other postretirement benefits, and Spire Missouri West rates were reduced by the amortization of a $26.2 net liability for pension and other postretirement benefits.
Certain provisions of the Order allow less future recovery of certain deferred or capitalized costs than estimated based upon previous rate proceedings. The Order denied recovery of $28.8 regulatory asset related to certain pension costs incurred prior to 1997. The Order also excluded from rate base certain incentive compensation costs totaling $6.9, along with $1.8 of assets related to real estate sold in 2014. Rate case expenses totaling $0.9 were also disallowed. On April 25, 2018, Spire Missouri filed an appeal of the MoPSC’s decisions on the pension asset, the real estate sale, and rate case expense to Missouri’s Southern District Court of Appeals. Spire Missouri filed its initial brief in that court on October 17, 2018. Though the appeal is pending on these issues, management determined that the related assets, along with the incentive compensation exclusion, should be written down or off in connection with the preparation of the financial statements for the second quarter of 2018. For both Spire and Spire Missouri, the charges totaled $38.4 for the year ended September 30, 2018, and are included primarily in operation and maintenance expense on the statements of income and in other cash flows from operating activities on the statements of cash flows. The after-tax reduction to net income and earnings per share was $23.6 and $0.49, respectively. The charges related to the long-standing pension and real estate assets, totaling $30.6, are excluded in the determination of net economic earnings, as shown in Note 13, Information by Operating Segment.
On September 30, 2016, Spire Missouri filed ISRS cases for both Spire Missouri East and Spire Missouri West (the “2016 ISRS Cases”) and rates of $4.5 and $3.2, respectively, became effective January 28, 2017. The Missouri Office of the Public Counsel (“OPC”) appealed the MoPSC’s decisions on the 2016 ISRS Cases to Missouri’s Western District Court of Appeals, arguing that a portion of these costs were ineligible because some plastic pipe was replaced along with the cast iron and bare steel. On February 3, 2017, Spire Missouri filed to increase its ISRS revenues in both its East and West service territories (the “2017 ISRS Cases”). The parties agreed to apply the outcome of the appeal in the 2016 ISRS Cases to the 2017 ISRS Cases, and $3.0 in rates for each of the two service territories became effective June 1, 2017. On November 21, 2017, the court reversed the MoPSC’s decision in the 2016 ISRS Cases to the extent costs were incurred to replace ISRS-ineligible plastic pipe and remanded the case to the MoPSC for further proceedings.
On June 7, 2018, Spire Missouri filed to establish new ISRS rates in both its East and West divisions (the “2018 ISRS Cases”), requesting a $4.8 and $7.1 increase, respectively. On August 27, 2018, the MoPSC held a hearing on the plastics issue related to all of the above noted ISRS cases. On September 20, 2018, the MoPSC issued orders finding that Spire Missouri’s ISRS petitions in all three ISRS cases included ineligible costs related to the replacement of plastic pipe components. However, the MoPSC found that it lacked statutory authority to refund ineligible costs in the 2016 and 2017 ISRS Cases. On September 28, 2018 the MoPSC approved rates in the 2018 ISRS Cases of $2.6 for Spire Missouri East and $5.4 for Spire Missouri West, which became effective October 8, 2018. Spire Missouri and the OPC have both filed applications for rehearing in all of these ISRS cases. The MoPSC denied the rehearing for the 2016 and 2017 ISRS Cases on October 17, 2018, which OPC has appealed to the Western District Court. The MoPSC has not yet made a determination in the 2018 ISRS Cases.
On September 20, 2018, the MoPSC approved financing authority for Spire Missouri in the amount of $500.0, effective October 1, 2018, through September 30, 2021.

Spire Alabama
Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider, established by the APSC in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Spire Alabama’s tariff provides a temperature adjustment mechanism, also included in the GSA rider, which is designed to moderate the impact of departures from normal temperatures on Spire Alabama’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather-related conditions that may affect customer usage are not included in the temperature adjustment.
The APSC established the RSE rate-setting process in 1983. Effective January 1, 2014, Spire Alabama’s allowed range of return on average common equity was 10.5% to 10.95% with an adjusting point of 10.8%. Spire Alabama was eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Spire Alabama’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. In October 2018, the APSC approved the renewal of RSE through September 30, 2022, with several modifications. Effective October 1, 2018, Spire Alabama’s allowed range of return on average common equity is 10.15% to 10.65% with an adjusting point of 10.4%. Spire Alabama is eligible to receive a performance-based adjustment of +/- 10 basis point to the return on equity adjusting point, based upon the terms of the newly approved Accelerated Infrastructure Modernization Program tariff. The 5-basis point adjustment for certain customer satisfaction criteria has been removed. Other modifications include an equity limitation as a percent of total capitalization from 56.5% to 55.5% and adjustments to the Cost Control Measure (“CCM”) as noted below.
The RSE reduction for the September 30, 2017 quarterly point of test was $2.7 to bring the expected rate of return on average common equity at the end of the year to within the allowed range of return, effective December 1, 2017. As part of the annual update for RSE, on November 30, 2017, Spire Alabama filed an increase for rate year 2018 of $8.5, which also became effective December 1, 2017. There was no RSE reduction in 2018 for the January 31, April 30, July 31 or September 30 quarterly points of test. Effective February 1, 2018, Spire Alabama rates were reduced by $12.8 to reflect the impact of tax reform under the TCJA on current income taxes.
The inflation-based CCM, established by the APSC, allows for annual increases to operation and maintenance (“O&M”) expense. For the three years ended September 30, 2018, the CCM range was Spire Alabama’s 2007 actual rate year O&M expense inflation-adjusted using an index range based on the June Consumer Price Index For All Urban Consumers (“CPI-U”) each rate year plus or minus 1.75%. If rate year O&M expense falls within the index range, no adjustment is required. If rate year O&M expense exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent rate year O&M is less than the index range, Spire Alabama benefits by one-half of the difference through future rate adjustments. Certain items that fluctuate based on situations demonstrated to be beyond Spire Alabama’s control may be excluded from the CCM calculation. As of September 30, 2018, Spire Alabama recorded a CCM benefit of $9.7 for rate year 2018, which will be reflected in rates effective December 1, 2018. The CCM benefit was $10.7 for rate year 2017 and $7.8 for rate year 2016. Effective October 1, 2018, the CCM will be calculated based upon O&M expense per customer and the O&M base year will be Spire Alabama’s actual 2018 O&M expense with an adjustment to that base in 2019 of 2/3 of the 2018 CCM differential (amount below the CCM range in 2018) and an adjustment in 2020 of 1/3 of the 2018 CCM differential, with no adjustment to the base in 2021 and 2022. Spire Alabama’s 2018 actual rate year O&M expense will be inflation adjusted using a new index range based on the June CPI-U each rate year plus or minus 1.50%.
On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability to be recorded for Spire Alabama. Refunds from such negative salvage liability are being passed back to eligible customers on a declining basis through lower tariff rates through rate year 2019 pursuant to the terms of the Negative Salvage Rebalancing (“NSR”) rider. The total amount refundable to customers is subject to adjustments over the remaining period for charges made to the Enhanced Stability Reserve (“ESR”) and other APSC-approved charges. The refunds are due to a re-estimation of future removal costs provided for through the prior depreciation rates. For fiscal 2018, 2017, and 2016, NSR amounts returned to customers were approximately $7.2, $6.3, and $8.3, respectively. As of September 30, 2018, $5.2 remains to be refunded through rate reductions effective December 1, 2018, through March 31, 2019.

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
Spire Alabama has APSC approval for an intercompany revolving credit agreement allowing Spire Alabama to borrow from Spire in a principal amount not to exceed $200.0 at any time outstanding in combination with its bank line of credit, and to loan to Spire in a principal amount not to exceed $25.0 at any time outstanding. Borrowings may be used for the following purposes: (a) meeting increased working capital requirements; (b) financing construction requirements related to additions, extensions, and replacements of the distribution systems; and (c) financing other expenditures that may arise from time to time in the normal course of business. On October 2, 2018, the APSC approved an application for up to $90.0 of long-term debt financing.
Spire
In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.
Spire Gulf has similar rate regulation to Spire Alabama. The RSE allowed range of return on average common equity is 10.45% to 10.95% with an adjusting point of 10.7%. The CCM has the same return and similar recovery provisions when expenses exceed or are under a band of +/- 1.50% around the CPI-U inflated O&M per customer expense level from September 30, 2017, excluding expenses for pensions and gas bad debt. Additionally, it has a Cast Iron Main Replacement factor that provides an enhanced return on the pro-rata costs associated with cast iron main replacement for miles over 10 miles per year based on a 75% weighting for the equity content. Spire Gulf also has an ESR for negative revenue variances over $0.1 or a force majeure event expense of $0.1 (or two events that exceed $0.15), a Self Insurance Reserve for general liability coverage, and an Environmental Cost Recovery Factor that recovers 90% of prudently incurred costs for compliance with environmental laws, rules and regulations. It also has an APSC-approved intercompany revolving credit agreement with Spire to borrow in a principal amount not to exceed $50.0, and to loan up to $25.0.
Spire Gulf’s rates were reduced $1.9 effective February 1, 2018, to reflect lower income taxes resulting from the TCJA.
Spire Mississippi utilizes a formula rate-making process under the Rate Stabilization Adjustment (“RSA”) Rider. It is based on a formulaically derived return on equity (currently 9.34%), and is updated on an annual basis if the equity return on an end of period rate base is beyond the allowed return on equity by 1.0%, with 75% of any shortfall back to the midpoint being put into a rate increase and 50% of any excess back to the midpoint resulting in a rate decrease. Updates may include known and measurable adjustments to historic costs from the 12 months ended June 30, submitted September 15 for an effective date of November 1, unless disputed by the Mississippi Public Utilities Staff, with any disputes to be resolved by the MSPSC by January 15 of the following year. In December 2015, a Supplemental Growth Rider (“SGR”) was approved for a 3-year period to provide recovery of certain system expansion projects. On September 4, 2018, the SGR was extended to October 15, 2021.
On April 10, 2018, the MSPSC approved an agreement between Spire Mississippi and the Mississippi Public Utility Staff settling its Rates Stabilization and Adjustments filing that was made on September 15, 2017, and included adjusting the federal income tax rate for the TCJA resulting in a $0.2 reduction in the annualized revenue requirement. New rates were effective May 1, 2018.
In August 2018, FERC approved an order issuing a Certificate of Public Convenience and Necessity for the Spire STL Pipeline, and in November 2018, FERC issued a Notice to Proceed, allowing construction to begin.
In fiscal 2018, the Company acquired and began integrating two neighboring natural gas storage facilities in Wyoming. Both storage facilities fall under FERC jurisdiction, and on July 9, 2018, the Company submitted an application with the FERC to abandon the cost-based tariff of the second facility and combine the operations under one FERC certificate with the market-based tariff of the first facility.

15.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2032, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2018 are estimated at $1,240.9, $572.4 and $286.5 for the Company, Spire Missouri and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.
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
Leases
The lease agreement covering the Company’s primary office space in Missouri extends through January 2035. The lease agreement covering the primary office space of Spire Alabama extends through February 2020. Spire Alabama has an operating lease for additional office space that extends to January 31, 2024. Spire Alabama has subleased all of this additional office space to Energen pursuant to a sublease that expires on December 31, 2019 with an option to extend through January 31, 2024. Spire Missouri, Spire Alabama, Spire Marketing, and other Spire subsidiaries have other relatively minor rental arrangements that require minimum rental payments. Aggregate rental expense and annual minimum rental commitments under all leases having an initial or remaining non-cancelable term of more than one year are shown below.

	Aggregate Rental Expense			Minimum Rental Commitments
	2018	2017	2016	2019	2020	2021	2022	2023	Later	Total
Spire	$10.0	$9.7	$11.9	$9.7	$7.8	$6.7	$6.5	$6.5	$41.3	$78.5
Spire Missouri	3.6	4.8	4.3	1.3	0.6	0.3	0.1	—	—	2.3
Spire Alabama	4.7	4.6	3.7	4.1	2.9	2.1	2.1	2.1	0.7	14.0
Amounts in the table above have not been reduced for sublease rentals. For Spire Alabama and Spire, annual sublease rentals were $2.1 for fiscal years 2018, 2017, and 2016, and minimum future rentals to be received in fiscal years 2019 and 2020 are $2.1 and $0.5, respectively.
Contingencies
The Company and the Utilities account for contingencies, including environmental liabilities, in accordance with accounting standards under the loss contingency guidance of ASC Topic 450, Contingencies, when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
In addition to matters noted below, the Company and the Utilities are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes the final outcome will not have a material effect on the statements of income, balance sheets, and statements of cash flows of the Company, Spire Missouri, or Spire Alabama. However, there is uncertainty in the valuation of pending claims and prediction of litigation results.
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

In the natural gas industry, many gas distribution companies have incurred environmental liabilities associated with sites they or their predecessor companies formerly owned or operated where manufactured gas operations took place. The Utilities each have former manufactured gas plant (“MGP”) operations in their respective service territories. To the extent costs are incurred associated with environmental remediation activities, the Utilities would request authority from their respective regulators to defer such costs (less any amounts received from insurance proceeds or as contributions from other potentially responsible parties (“PRPs”)) and collect them through future rates.
Spire Missouri
Spire Missouri has identified three former MGP sites in the city of St. Louis, Missouri (the “City”) where costs have been incurred and claims have been asserted. Spire Missouri has enrolled two of the sites in the Missouri Department of Natural Resources (“MDNR”) Brownfields/Voluntary Cleanup Program (“BVCP”). The third site is the result of a relatively new claim assertion by the United States Environmental Protection Agency (“EPA”) and such claim is currently being investigated.
In conjunction with redevelopment of one of the sites, Spire Missouri and another former owner of the site entered into an agreement (the “Remediation Agreement”) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the MDNR. The Remediation Agreement also provides for a release of Spire Missouri and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverage, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Spire Missouri and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The amount paid by Spire Missouri did not materially impact the financial condition, results of operations, or cash flows of the Company.
Spire Missouri has not owned the second site for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Spire Missouri that the MDNR had completed an investigation of the site. The Attorney General requested that Spire Missouri participate in the follow up investigations of the site. In a letter dated January 10, 2012, Spire Missouri stated that it would participate in future environmental response activities at the site in conjunction with other PRPs that are willing to contribute to such efforts in a meaningful and equitable fashion. Accordingly, Spire Missouri entered into a cost sharing agreement for remedial investigation with other PRPs. To date, MDNR has not approved the agreement, so remedial investigation has not yet occurred.
Additionally, in correspondence dated November 30, 2016, Region 7 of the EPA has asserted that Spire Missouri is liable under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) for alleged coal gas waste contamination at a third site in the northern portion of the City on which Spire Missouri operated a MGP. Spire Missouri has not owned or operated the site (also known as Station “B”) for over 70 years. Spire Missouri and the site owner have met with the EPA and reviewed its assertions. Both Spire Missouri and the site owner have notified the EPA that information and data provided by the EPA to date does not rise to the level of documenting a threat to the public health or environment. As such, Spire Missouri requested more information from the EPA, some of which would also be utilized to identify other former owners and operators of the site that could be added as PRPs. To date, Spire Missouri has not received a response from the EPA.
Spire Missouri has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the MGP sites. While some of the insurers have denied coverage and reserved their rights, Spire Missouri retains the right to seek potential reimbursements from them.
On March 10, 2015, Spire Missouri received a Section 104(e) information request under CERCLA from EPA Region 7 regarding the former Thompson Chemical/Superior Solvents site in the City. In turn, Spire Missouri issued a Freedom of Information Act (“FOIA”) request to the EPA on April 3, 2015, in an effort to identify the basis of the inquiry. The FOIA response from the EPA was received on July 15, 2015 and a response was provided to the EPA on August 15, 2015. Spire Missouri has received no further inquiry from the EPA regarding this matter.

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
Spire Alabama
On December 17, 2013, an incident occurred at a Housing Authority apartment complex in Birmingham, Alabama that resulted in one fatality, personal injuries and property damage. Spire Alabama cooperated with the National Transportation Safety Board (“NTSB”) which investigated the incident. The NTSB report of findings was issued on March 30, 2016 and no safety recommendations, fines, or penalties were contained therein. Spire Alabama has been named as a defendant in several lawsuits arising from the incident, some of which remain pending. Spire Alabama does not expect potential liabilities that may arise from these lawsuits to have a material impact on its future financial condition or results of operations.
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
Spire
In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is aware of the following contingent matters.
Since April 2012, a total of 14 lawsuits encompassing more than 1,600 plaintiffs have been filed against Spire Gulf in Mobile County Circuit Court alleging that in the first half of 2008, Spire Gulf spilled tert-butyl mercaptan, an odorant added to natural gas for safety reasons, in Eight Mile, Alabama. All of the lawsuits have been substantially settled, with the exception of 13 individuals who rejected their settlement offers and whose claims remain pending. Those remaining claims allege nuisance, fraud and negligence causes of actions, and seek unspecified compensatory and punitive damages. A claim has been made against the insurance carriers requesting reimbursement for costs accrued in respect to this spill, and a related receivable has been recorded. The Company does not expect potential liabilities that may arise from these lawsuits to have a material impact on its future financial condition or results of operations.

In February 2018, the Company was made aware of a complaint filed with the U.S. Department of Housing and Urban Development (“HUD”) by the South Alabama Center for Fair Housing and the National Community Reinvestment Coalition. The complaint alleges that the Company discriminated against unspecified residents of Eight Mile, Alabama, on the basis of race in violation of the Fair Housing Act by failing to adequately address the odorant release that occurred in 2008. The Company believes there is no basis for the complaint, HUD has no jurisdiction in the matter, and there will be no material impact on its future financial condition or results of operations.
16.    INTERIM FINANCIAL INFORMATION (UNAUDITED)
Spire
In the opinion of Spire, the quarterly information presented below for fiscal years 2018 and 2017 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of the Utilities.

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2018
Total Operating Revenues	$561.8	$813.4	$350.6	$239.2
Operating Income (Loss)	105.1	141.8	52.4	(19.6)
Net Income (Loss)	116.0	98.2	25.9	(25.9)
Basic Earnings (Loss) Per Share of Common Stock	$2.40	$2.03	$0.52	$(0.51)
Diluted Earnings (Loss) Per Share of Common Stock	$2.39	$2.03	$0.52	$(0.51)
Fiscal Year 2017
Total Operating Revenues	$495.1	$663.4	$323.5	$258.7
Operating Income	89.1	180.4	50.3	1.9
Net Income (Loss)	45.2	108.0	21.7	(13.3)
Basic Earnings (Loss) Per Share of Common Stock	$0.99	$2.36	$0.45	$(0.28)
Diluted Earnings (Loss) Per Share of Common Stock	$0.99	$2.36	$0.45	$(0.28)
Spire Missouri
In the opinion of Spire Missouri, the quarterly information presented below for fiscal years 2018 and 2017 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis primarily reflect their seasonal nature.

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2018
Total Operating Revenues	$392.3	$533.2	$215.5	$144.6
Operating Income (Loss)	74.8	52.1	21.0	(6.6)
Net Income (Loss)	89.4	38.4	11.5	(10.0)
Fiscal Year 2017
Total Operating Revenues	$363.6	$447.2	$198.5	$162.6
Operating Income	64.5	90.2	30.5	11.7
Net Income	38.0	57.0	15.5	2.5

Spire Alabama
In the opinion of Spire Alabama, the quarterly information presented below for fiscal years 2018 and 2017 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis primarily reflect their seasonal nature.

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2018
Total Operating Revenues	$120.8	$218.3	$100.3	$61.3
Operating Income (Loss)	19.0	78.2	12.3	(10.9)
Net Income (Loss)	(49.6)	55.6	6.3	(11.0)
Fiscal Year 2017
Total Operating Revenues	$86.7	$158.8	$90.5	$64.5
Operating Income (Loss)	19.8	78.9	15.5	(8.4)
Net Income (Loss)	10.3	47.6	7.4	(7.2)

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
The Management Reports on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included in Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information
On August 31, 2018, Spire Alabama entered into extensions to the following firm transportation and/or storage agreements with Southern Natural Gas Company, LLC effective September 1, 2018:

•	Firm Transportation Service Agreement Under Rate Schedule FT-NN, Contract #450291-MFTSNG,

•	Firm Transportation Service Agreement Under Rate Schedule FT, Contract #450292-MFTSNG, and

•	Service Agreement Under Rate Schedule CSS, Contract #450293-MFTSNG.
In each case, the primary term of the agreement was extended to September 1, 2021. The agreements continue to be subject to automatic annual extensions unless otherwise terminated by either party.
On June 26 and 28, 2018, respectively, Spire Missouri entered into the following replacement firm transportation service agreements with Enable Mississippi River Transmission, LLC effective August 1, 2018:

•	Transportation Service Agreement For Rate Schedule FTS, Contract #6081, and

•	Transportation Service Agreement For Rate Schedule FTS, Contract #6082.
In each case, the primary term of the agreement extends to August 1, 2019. The agreements are not subject to automatic annual extensions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information about:

•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement to be filed on or about December 14, 2018 (“2018 proxy statement”);

•	our executive officers is reported in Part I of this Form 10-K;

•
compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion in our 2018 proxy statement under the heading “Section 16(a) beneficial ownership reporting compliance”;

•	our Financial Code of Ethics is posted on our website, www.SpireEnergy.com, under Investors/Governance/Governance documents (http://investors.spireenergy.com/governance/governance-documents); and

•
our Audit Committee, our Audit Committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2018 proxy statement under the heading “Corporate governance.”

In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our Audit, Compensation and Corporate Governance Committees are available under “Governance documents” on our website, as indicated above, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation
Information about director and executive compensation is incorporated by reference from the discussion in our 2018 proxy statement under the headings: “Directors’ compensation,” “Compensation Discussion and Analysis,” and “Executive compensation.” The 2018 proxy statement also includes the “Compensation committee report,” which is deemed furnished and not filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our 2018 proxy statement under “Beneficial ownership of Spire common stock.”
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	635,764	$—	315,209
Equity compensation plans not approved by security holders	—	—	—
Total	635,764	$—	315,209

(1)	Reflects the Company’s 2015 Equity Incentive Plan.
Information regarding the above referenced plan is set forth in Note 2, Stock-Based Compensation, of the Notes to Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information about:

•	our policy and procedures for related party transactions and

•	the independence of our directors
is included in our 2018 proxy statement under “Corporate governance” and is incorporated by reference. There were no related party transactions in fiscal 2018.

Item 14. Principal Accounting Fees and Services
Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2018 proxy statement under “Fees of independent registered public accountant” and “Corporate governance,” respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

	(2)	Financial Statement Schedules

Schedules have been omitted because they are not applicable, related significance tests were not met, or the required data has been included in the financial statements or notes to financial statements.

	(3)	Exhibits

Exhibit Number	Description
2.01*	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company’s Registration Statement on Form S-4 filed October 27, 2000, No. 333-48794.
3.01*	Articles of Incorporation of Spire Inc., as amended, effective as of April 28, 2016; filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 3, 2016.
3.02*	Bylaws of Spire Inc., as amended, effective as of April 28, 2016; filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 3, 2016.
3.03*	Spire Missouri Inc.’s Amended Articles of Incorporation, as amended, effective August 30, 2017; filed as Exhibit 3.1 to Spire Missouri’s Current Report on Form 8-K filed September 1, 2017.
3.04*	Amended Bylaws of Spire Missouri Inc. effective as of August 30, 2017; filed as Exhibit 3.2 to Spire Missouri’s Current Report on Form 8-K filed September 1, 2017.
3.05*
Articles of Amendment of the Articles of Incorporation of Spire Alabama Inc., dated September 1, 2017; which was filed as Exhibit 3.3 to Spire Alabama’s Current Report on Form 8-K filed September 1, 2017.

3.06*	Amended Bylaws of Spire Alabama Inc. effective September 1, 2017; filed as Exhibit 3.4 to Spire Alabama’s Current Report on Form 8-K filed September 1, 2017.
4.01*	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed as Exhibit b-4 to registration statement No. 2-64857 filed June 26, 1979.
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

Exhibit Number	Description
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

4.15*[2]
Indenture dated as of November 1, 1993, between Alagasco and NationsBank of Georgia, National Association, Trustee, (“Alagasco 1993 Indenture”); filed as Exhibit 4(k) to Alagasco’s Registration Statement on Form S-3 (Registration No. 33-70466).

4.16*[2]
Officers’ Certificate, dated January 14, 2005, pursuant to Section 301 of the Alagasco 1993 Indenture setting forth the terms of the 5.20 percent Notes due January 15, 2020; filed as Exhibit 4.4 to Alagasco’s Current Report on Form 8-K filed January 14, 2005.

4.17*[2]
Officers’ Certificate, dated November 17, 2005, pursuant to Section 301 of the Alagasco 1993 Indenture setting forth the terms of the 5.368 percent Notes due December 1, 2015; filed as Exhibit 4.2 to Alagasco’s Current Report on Form 8-K filed November 17, 2005.

4.18*[2]
Officers’ Certificate, dated January 16, 2007, pursuant to Section 301 of the Alagasco 1993 Indenture setting forth the terms of the 5.90 percent Notes due January 15, 2037; filed as Exhibit 4.2 to Alagasco’s Current Report on Form 8-K filed January 16, 2007.

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

4.23*
First Supplement to Master Note Purchase Agreement, dated as of December 1, 2017, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017.

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

Exhibit Number	Description
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

10.13*	Form of Management Continuity Protection Agreement; filed as Exhibit 10.5a to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.
10.14*[3]	The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
10.15*	Form of Agreement under the Company’s 2011 Management Continuity Protection Plan; filed as Exhibit 10.25a to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
10.16*	Restricted Stock Plan for Non-Employee Directors as amended and effective January 29, 2009; filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed December 22, 2008.
10.17*	Amendment to Restricted Stock Plan for Non-Employee Directors; filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.
10.18*	Form of Non-Qualified Stock Option Award Agreement with Mandatory Retirement Provisions; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2004.
10.19*	Form of Non-Qualified Stock Option Award Agreement without Mandatory Retirement Provisions; filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 5, 2004.
10.20*[1]	The Laclede Group 2006 Equity Incentive Plan, as amended effective February 1, 2012; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.21*[1]	The Laclede Group 2015 Equity Incentive Plan; filed as the Appendix to the Company’s Definitive Proxy Statement on Form DEF 14A filed December 19, 2014.

Exhibit Number	Description
10.22*	The Company’s Form of Restricted Stock Award Agreement; filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.
10.23*	The Company’s Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009.
10.24*	The Company’s Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011.
10.25*	The Company’s Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012.
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

10.29*[3]
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

10.31*	Lease Agreement, dated January 21, 2014, between the Company, as Tenant, and Market 700, LLC, as Landlord; filed as Exhibit 10.1 to Spire Inc.’s Current Report on Form 8-K filed January 27, 2014.
10.32*[2]
Master Note Purchase Agreement, dated as of June 5, 2015, among Alagasco and certain institutional purchasers; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015.

10.33*[2]
Note Purchase Agreement, dated December 22, 2011, among Alagasco and the Purchasers thereto (the AIG purchasers) with respect to $25 million 3.86 percent Senior Notes due December 22, 2021; filed as Exhibit 10.1 to Alagasco’s Current Report on Form 8-K filed December 22, 2011.

10.34*[2]
Note Purchase Agreement, dated December 22, 2011, among Alagasco and the Purchasers thereto (the Prudential purchasers) with respect to $25 million 3.86 percent Senior Notes due December 22, 2021; filed as Exhibit 10.2 to Alagasco’s Current Report on Form 8-K filed December 22, 2011.

10.35*[2]
Service Agreement Under Rate Schedule CSS (No. SSNG1), between Southern Natural Gas Company and Alagasco, dated as of September 1, 2005; filed as Exhibit 10(a) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.36*[2]
Amended Exhibit A, effective January 15, 2014, to Service Agreement Under Rate Schedule CSS (No. SSNG1) between Southern Natural Gas Company and Alagasco dated September 1, 2005; filed as Exhibit 10(g) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.37*[2]
Firm Transportation Service Agreement Under Rate Schedule FT and/or FT-NN (No. FSNG1), between Southern Natural Gas Company and Alagasco dated as of September 1, 2005; filed as Exhibit 10(b) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.38*[2]
Amended Exhibit A, effective October 1, 2013, to Firm Transportation Service Agreement (No. FSNG1) between Southern Natural Gas Company and Alagasco; filed as Exhibit 10(i) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.39*[2]
Amended Exhibit B, effective November 1, 2013, to Firm Transportation Service Agreement (No. FSNG1) between Southern Natural Gas Company and Alagasco; filed as Exhibit 10(j) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.40*[2]
Amendment to Service Agreement between Transcontinental Gas Pipeline Corporation and Alagasco, dated December 2, 2005; filed as Exhibit 10(e) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit Number	Description
10.41*[1]	The Laclede Group, Inc. Annual Incentive Plan, as Amended; filed as Appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed December 18, 2015.
10.42*[1]	The Laclede Group, Inc. Deferred Income Plan, as Amended and Restated as of January 1, 2016; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2015.
10.43*2 3
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

10.44*
Commercial Paper Dealer Agreement, dated December 21, 2016, between Spire Inc. and Wells Fargo Securities, LLC; filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016.

10.45*
Commercial Paper Dealer Agreement, dated December 21, 2016, between Spire Inc. and Credit Suisse Securities (USA) LLC; filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016.

10.46*†[3]
Precedent Agreement dated as of January 25, 2017, between Laclede Gas Company and Spire STL Pipeline LLC; filed as Exhibit 10.1 to Laclede Gas’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017.

10.47*[3]
Amendment to Precedent Agreement dated as of April 17, 2017, between Laclede Gas Company and Spire STL Pipeline LLC; filed as Exhibit 10.2 to Laclede Gas’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017.

10.48*	Spire Inc. Executive Severance Plan; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 2, 2017.
10.49*[1]	Amendment 1 to The Laclede Group Annual Incentive Plan effective January 1, 2018; filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
10.50*[1]	Amendment 1 to The Laclede Group 2015 Equity Incentive Plan effective January 1, 2018; filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
10.51*	Amendment 1 to Spire Inc. Executive Severance Plan effective January 1, 2018; filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
10.52*[1]
Amendment 1 to The Laclede Group 2011 Management Continuity Protection Plan effective January 18, 2018; filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

10.53*	Amendment 2 to Spire Inc. Deferred Income Plan effective January 1, 2018; filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
10.54*
Contract between Spire STL Pipeline LLC and Michels Corporation for Procurement and Installation of Gas Pipeline for the Spire STL Pipeline, dated as of April 26, 2018; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018.

10.55	First Amendment to Contract between Spire STL Pipeline LLC and Michels Corporation for Procurement and Installation of Gas Pipeline, dated as of October 9, 2018.
10.56*
First Amendment to Loan Agreement, dated as of October 31, 2018, by and among Spire Inc., a Missouri corporation, Spire Alabama Inc. (formerly Alabama Gas Corporation), an Alabama corporation, and Spire Missouri Inc. (formerly Laclede Gas Company), a Missouri corporation, the Banks from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Banks; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2018.

10.57*	Amendment 3 to Spire Deferred Income Plan effective January 1, 2019; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 14, 2018.
10.58	Transportation Service Agreement for Rate Schedule FTS, Contract #6081, dated June 28, 2018, between Enable Mississippi River Transmission, LLC and Spire Missouri.

Exhibit Number	Description
10.59	Transportation Service Agreement for Rate Schedule FTS, Contract #6082, dated June 28, 2018, between Enable Mississippi River Transmission, LLC and Spire Missouri.
10.60	Firm Transportation Service Agreement Under Rate Schedule FT-NN, Contract #450291-MFTSNG dated August 31, 2018, between Southern Natural Gas Company, L.L.C. and Spire Alabama.
10.61	Firm Transportation Service Agreement Under Rate Schedule FT, Contract #450292-MFTSNG dated August 31, 2018, between Southern Natural Gas Company, L.L.C. and Spire Alabama.
10.62	Service Agreement Under Rate Schedule CSS, Contract #450293-MFTSNG dated August 31, 2018, between Southern Natural Gas Company, L.L.C. and Spire Alabama.
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm of the Company.
23.2	Consent of Independent Registered Public Accounting Firm of Spire Missouri Inc.
23.3	Consent of Independent Registered Public Accounting Firm of Spire Alabama Inc.
31.1	Certifications under Rule 13a-14(a) of the CEO and CFO of the Company.
31.2	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Missouri Inc.
31.3	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Alabama Inc.
32.1	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of the Company.
32.2	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Missouri Inc.
32.3	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Alabama Inc.
101.INS(×)	XBRL Instance Document.
101.SCH(×)	XBRL Taxonomy Extension Schema.
101.CAL(×)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(×)	XBRL Taxonomy Definition Linkbase.
101.LAB(×)	XBRL Taxonomy Extension Labels Linkbase.
101.PRE(×)	XBRL Taxonomy Extension Presentation Linkbase.

(×)
Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (“XBRL”): (i) Document and Entity Information; (ii) Consolidated Statements of Income and Statements of Income for the years ended September 30, 2018, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income and Statements of Comprehensive Income for the years ended September 30, 2018, 2017, and 2016; (iv) Consolidated Statements of Shareholders’ Equity and Statements of Shareholder’s Equity for the years ended September 30, 2018, 2017, and 2016; (v) Consolidated Statements of Cash Flows and Statements of Cash Flows for the years ended September 30, 2018, 2017, and 2016; (vi) Consolidated Balance Sheets and Balance Sheets at September 30, 2018 and 2017; (vii) Consolidated Statements of Capitalization and Statements of Capitalization at September 30, 2018 and 2017; and (viii) Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

*	Incorporated herein by reference and made a part hereof. Spire Inc. File No. 1-16681. Spire Missouri Inc. File No. 1-1822. Spire Alabama Inc. File No. 2-38960.

†	Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.

[1]	The Laclede Group, Inc. changed its name to Spire Inc. effective April 28, 2016.

[2]	Alabama Gas Corporation (“Alagasco”) changed its name to Spire Alabama Inc. effective September 1, 2017.

[3]	Laclede Gas Company changed its name to Spire Missouri Inc. effective August 30, 2017.
Bold items reflect management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Inc.

Date	November 15, 2018	By	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 15, 2018	/s/ Suzanne Sitherwood	Director, President and Chief Executive Officer
	Suzanne Sitherwood	(Principal Executive Officer)

November 15, 2018	/s/ Steven P. Rasche	Executive Vice President and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 15, 2018	/s/ Edward L. Glotzbach	Chairman of the Board
Edward L. Glotzbach

November 15, 2018	/s/ Mark A. Borer	Director
Mark A. Borer

November 15, 2018	/s/ Maria V. Fogarty	Director
Maria V. Fogarty

November 15, 2018	/s/ Rob L. Jones	Director
Rob L. Jones

November 15, 2018	/s/ Brenda D. Newberry	Director
Brenda D. Newberry

November 15, 2018	/s/ John P. Stupp Jr.	Director
John P. Stupp Jr.

November 15, 2018	/s/ Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Missouri Inc.

Date	November 15, 2018	By	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 15, 2018	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 15, 2018	/s/ Steven P. Rasche	Director and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 15, 2018	/s/ Steven L. Lindsey	Director, President and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 15, 2018	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 15, 2018	/s/ Scott B. Carter	Director
Scott B. Carter

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Alabama Inc.

Date	November 15, 2018	By	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 15, 2018	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 15, 2018	/s/ Steven P. Rasche	Director and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 15, 2018	/s/ Steven L. Lindsey	Director and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 15, 2018	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 15, 2018	/s/ Scott B. Carter	Director
Scott B. Carter