Form 10-Q
period 2018-12-31
SPIRE INC; SPIRE MISSOURI INC; SPIRE ALABAMA INC
filed 2019-02-06
CIK 1126956, 57183, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2018
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 2101 6th Avenue North Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	[ ]
Spire Missouri Inc.	[ ]
Spire Alabama Inc.	[ ]

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes [ ]	No [ X ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]

The number of shares outstanding of each registrant’s common stock as of February 4, 2019, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	50,740,277
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

AFUDC	Allowance for Funds Used During Construction	PGA	Purchased Gas Adjustment
APSC	Alabama Public Service Commission	RSE	Rate Stabilization and Equalization
ASC	Accounting Standards Codification	SEC	U.S. Securities and Exchange Commission
Company	Spire Inc.	Spire	Spire Inc.
Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	Spire Alabama	Spire Alabama Inc.
FASB	Financial Accounting Standards Board	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi
FERC	Federal Energy Regulatory Commission	Spire Gulf	Spire Gulf Inc.
GAAP	Accounting principles generally accepted in the United States of America	Spire Marketing	Spire Marketing Inc.
Gas Marketing	Segment including Spire Marketing, which is engaged in the non-regulated marketing of natural gas and related activities	Spire Mississippi	Spire Mississippi Inc.
Gas Utility	Segment including the regulated operations of the Utilities	Spire Missouri	Spire Missouri Inc.
GSA	Gas Supply Adjustment	Spire Missouri East	Spire Missouri’s eastern service territory
ISRS	Infrastructure System Replacement Surcharge	Spire Missouri West	Spire Missouri’s western service territory
Missouri Utilities	Spire Missouri, including Spire Missouri East and Spire Missouri West, the utilities serving Missouri	Spire STL Pipeline	Spire STL Pipeline LLC
MMBtu	Million British thermal units	Spire Storage	Spire’s physical natural gas storage operations at two facilities in Wyoming
MoPSC	Missouri Public Service Commission	TCJA	The Tax Cuts and Jobs Act of 2017
MSPSC	Mississippi Public Service Commission	U.S.	United States
NYSE	New York Stock Exchange	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth
O&M	Operation and maintenance expense

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri” or “Missouri Utilities”) and Spire Alabama Inc. (“Spire Alabama”) — without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrants’ combined Form 10-K for the fiscal year ended September 30, 2018.

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions, except per share amounts)	2018	2017
Operating Revenues:
Gas Utility	$573.8	$541.9
Gas Marketing and other	28.2	19.9
Total Operating Revenues	602.0	561.8
Operating Expenses:
Gas Utility
Natural and propane gas	251.7	240.8
Operation and maintenance	102.5	99.0
Depreciation and amortization	43.7	40.3
Taxes, other than income taxes	39.2	36.7
Total Gas Utility Operating Expenses	437.1	416.8
Gas Marketing and other	59.8	41.0
Total Operating Expenses	496.9	457.8
Operating Income	105.1	104.0
Other Income, Net	2.8	3.3
Interest Charges:
Interest on long-term debt	20.4	20.7
Other interest charges	5.5	3.7
Total Interest Charges	25.9	24.4
Income Before Income Taxes	82.0	82.9
Income Tax Expense (Benefit)	14.7	(33.1)
Net Income	$67.3	$116.0

Weighted Average Number of Shares Outstanding:
Basic	50.6	48.2
Diluted	50.8	48.4
Basic Earnings Per Share	$1.33	$2.40
Diluted Earnings Per Share	$1.32	$2.39

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2018	2017
Net Income	$67.3	$116.0
Other Comprehensive Loss, Before Tax:
Cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(10.4)	0.1
Reclassification adjustment for income included in net income	(0.3)	(0.4)
Net unrealized loss on cash flow hedging derivative instruments	(10.7)	(0.3)
Net gain on defined benefit pension and other postretirement plans	—	0.1
Net unrealized loss on available for sale securities	—	(0.1)
Other Comprehensive Loss, Before Tax	(10.7)	(0.3)
Income Tax Benefit Related to Items of Other Comprehensive Loss	(2.5)	(0.1)
Other Comprehensive Loss, Net of Tax	(8.2)	(0.2)
Comprehensive Income	$59.1	$115.8

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2018	2018	2017
ASSETS
Utility Plant	$5,754.8	$5,653.3	$5,351.7
Less: Accumulated depreciation and amortization	1,709.5	1,682.8	1,641.0
Net Utility Plant	4,045.3	3,970.5	3,710.7
Non-utility Property (net of accumulated depreciation and amortization of $11.1, $10.4 and $8.6 at December 31, 2018, September 30, 2018, and December 31, 2017, respectively)	254.5	174.5	105.3
Goodwill	1,171.6	1,171.6	1,171.6
Other Investments	69.5	68.7	66.3
Total Other Property and Investments	1,495.6	1,414.8	1,343.2
Current Assets:
Cash and cash equivalents	8.4	4.4	6.7
Accounts receivable:
Utility	339.2	151.9	333.6
Other	242.1	167.3	135.3
Allowance for doubtful accounts	(24.6)	(22.4)	(21.3)
Delayed customer billings	10.9	6.9	7.5
Inventories:
Natural gas	176.2	175.2	171.6
Propane gas	12.0	12.0	12.0
Materials and supplies	24.5	23.1	21.3
Natural gas receivable	2.2	1.8	3.5
Derivative instrument assets	19.7	13.3	4.7
Unamortized purchased gas adjustments	3.0	8.2	77.9
Other regulatory assets	60.4	64.6	71.4
Prepayments	25.7	31.0	24.6
Other	5.6	22.3	3.7
Total Current Assets	905.3	659.6	852.5
Deferred Charges and Other Assets:
Regulatory assets	655.1	669.8	716.6
Other	130.9	128.9	78.1
Total Deferred Charges and Other Assets	786.0	798.7	794.7
Total Assets	$7,232.2	$6,843.6	$6,701.1

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2018	2018	2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 70.0 million shares authorized; 50.7 million, 50.7 million and 48.3 million shares issued and outstanding at December 31, 2018, September 30, 2018 and December 31, 2017, respectively)	$50.7	$50.7	$48.3
Paid-in capital	1,482.8	1,482.7	1,324.9
Retained earnings	752.9	715.6	703.0
Accumulated other comprehensive (loss) income	(1.8)	6.4	3.0
Total Shareholders' Equity	2,284.6	2,255.4	2,079.2
Redeemable noncontrolling interest	—	7.9	6.5
Long-term debt (less current portion)	1,992.0	1,900.1	2,030.0
Total Capitalization	4,276.6	4,163.4	4,115.7
Current Liabilities:
Current portion of long-term debt	175.0	175.5	105.5
Notes payable	626.1	553.6	583.6
Accounts payable	430.9	290.1	245.6
Advance customer billings	19.8	22.7	27.3
Wages and compensation accrued	32.8	39.7	29.6
Dividends payable	31.3	30.0	28.1
Customer deposits	36.1	35.5	35.9
Interest accrued	27.2	15.2	26.3
Taxes accrued	44.6	65.4	36.0
Unamortized purchased gas adjustments	6.1	2.9	1.0
Other regulatory liabilities	30.9	32.8	20.5
Other	102.6	58.3	71.9
Total Current Liabilities	1,563.4	1,321.7	1,211.3
Deferred Credits and Other Liabilities:
Deferred income taxes	453.2	435.8	441.0
Pension and postretirement benefit costs	182.1	180.2	233.6
Asset retirement obligations	324.5	321.1	299.7
Regulatory liabilities	363.4	354.6	335.1
Other	69.0	66.8	64.7
Total Deferred Credits and Other Liabilities	1,392.2	1,358.5	1,374.1
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$7,232.2	$6,843.6	$6,701.1

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock Outstanding		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Balance at September 30, 2017	48,263,243	$48.3	$1,325.6	$614.2	$3.2	$1,991.3
Net income	—	—	—	116.0	—	116.0
Dividend reinvestment plan	4,618	—	0.3	—	—	0.3
Stock-based compensation costs	—	—	1.9	—	—	1.9
Stock issued under stock-based compensation plans	105,434	0.1	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(33,581)	(0.1)	(2.8)	—	—	(2.9)
Dividends declared ($0.5625 per share)	—	—	—	(27.2)	—	(27.2)
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2017	48,339,714	$48.3	$1,324.9	$703.0	$3.0	$2,079.2

Balance at September 30, 2018	50,671,903	$50.7	$1,482.7	$715.6	$6.4	$2,255.4
Net income	—	—	—	67.3	—	67.3
Dividend reinvestment plan	5,063	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	2.0	—	—	2.0
Stock issued under stock-based compensation plans	74,835	0.1	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(27,633)	(0.1)	(2.2)	—	—	(2.3)
Dividends declared ($0.5925 per share)	—	—	—	(30.0)	—	(30.0)
Other comprehensive loss, net of tax	—	—	—	—	(8.2)	(8.2)
Balance at December 31, 2018	50,724,168	$50.7	$1,482.8	$752.9	$(1.8)	$2,284.6

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2018	2017
Operating Activities:
Net Income	$67.3	$116.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.2	40.4
Deferred income taxes and investment tax credits	12.7	(33.6)
Changes in assets and liabilities:
Accounts receivable	(260.5)	(176.7)
Inventories	(2.5)	20.9
Unamortized purchased gas adjustments	20.5	34.6
Accounts payable	158.0	(2.1)
Delayed/advance customer billings, net	(6.9)	(8.7)
Taxes accrued	(19.1)	(25.0)
Other assets and liabilities	57.1	50.3
Other	(0.4)	1.8
Net cash provided by operating activities	70.4	17.9
Investing Activities:
Capital expenditures	(206.8)	(110.8)
Business acquisitions	(7.9)	(16.0)
Other	(1.5)	0.1
Net cash used in investing activities	(216.2)	(126.7)
Financing Activities:
Issuance of long-term debt	100.0	30.0
Repayment of long-term debt	(9.1)	—
Issuance of short-term debt, net	72.5	106.3
Issuance of common stock	0.4	0.3
Dividends paid	(28.8)	(25.8)
Other	(2.2)	(2.7)
Net cash provided by financing activities	132.8	108.1
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(13.0)	(0.7)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	21.4	7.4
Cash and Cash Equivalents at End of Period	$8.4	$6.7

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(13.9)	$(13.3)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2018	2017
Operating Revenues:
Utility	$413.2	$392.3
Total Operating Revenues	413.2	392.3
Operating Expenses:
Utility
Natural and propane gas	223.4	206.2
Operation and maintenance	63.1	60.1
Depreciation and amortization	27.2	24.8
Taxes, other than income taxes	28.1	26.2
Total Operating Expenses	341.8	317.3
Operating Income	71.4	75.0
Other (Expense) Income, Net	(0.7)	1.0
Interest Charges:
Interest on long-term debt	9.4	9.9
Other interest charges	2.7	1.7
Total Interest Charges	12.1	11.6
Income Before Income Taxes	58.6	64.4
Income Tax Expense (Benefit)	7.4	(25.0)
Net Income and Comprehensive Income	$51.2	$89.4

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2018	2018	2017
ASSETS
Utility Plant	$3,395.8	$3,331.0	$3,141.2
Less: Accumulated depreciation and amortization	720.4	705.8	696.1
Net Utility Plant	2,675.4	2,625.2	2,445.1
Goodwill	210.2	210.2	210.2
Other Property and Investments	53.6	55.0	60.1
Total Other Property and Investments	263.8	265.2	270.3
Current Assets:
Cash and cash equivalents	4.9	2.0	4.1
Accounts receivable:
Utility	227.4	103.9	238.3
Associated companies	4.7	2.7	7.3
Other	17.7	16.6	20.0
Allowance for doubtful accounts	(18.1)	(16.0)	(16.8)
Delayed customer billings	10.9	6.9	7.5
Inventories:
Natural gas	129.3	127.9	127.1
Propane gas	12.0	12.0	12.0
Materials and supplies	14.3	13.2	12.5
Unamortized purchased gas adjustments	—	1.0	38.5
Other regulatory assets	29.7	29.7	38.2
Prepayments	14.7	19.1	15.6
Total Current Assets	447.5	319.0	504.3
Deferred Charges and Other Assets:
Regulatory assets	427.6	441.1	484.1
Other	51.9	50.8	5.6
Total Deferred Charges and Other Assets	479.5	491.9	489.7
Total Assets	$3,866.2	$3,701.3	$3,709.4

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2018	2018	2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 shares issued and outstanding)	$761.6	$760.4	$757.3
Retained earnings	542.5	501.1	492.4
Accumulated other comprehensive loss	(1.6)	(1.6)	(1.7)
Total Shareholder's Equity	1,302.5	1,259.9	1,248.0
Long-term debt	924.5	824.4	874.1
Total Capitalization	2,227.0	2,084.3	2,122.1
Current Liabilities:
Current portion of long-term debt	50.0	50.0	100.0
Notes payable – associated companies	308.0	345.3	275.6
Accounts payable	101.5	81.7	73.5
Accounts payable – associated companies	17.4	5.8	8.9
Advance customer billings	9.1	9.5	10.5
Wages and compensation accrued	25.3	31.3	22.9
Dividends payable	—	9.0	13.5
Customer deposits	13.3	13.1	13.4
Interest accrued	11.2	7.8	11.6
Taxes accrued	14.6	32.0	12.3
Unamortized purchased gas adjustments	5.8	1.9	—
Regulatory liabilities	14.8	14.8	2.7
Other	54.5	20.1	48.4
Total Current Liabilities	625.5	622.3	593.3
Deferred Credits and Other Liabilities:
Deferred income taxes	373.7	361.0	382.2
Pension and postretirement benefit costs	137.7	136.9	167.8
Asset retirement obligations	175.9	174.1	160.3
Regulatory liabilities	279.7	274.9	241.2
Other	46.7	47.8	42.5
Total Deferred Credits and Other Liabilities	1,013.7	994.7	994.0
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$3,866.2	$3,701.3	$3,709.4

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock Outstanding		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Balance at September 30, 2017	24,577	$0.1	$756.1	$416.5	$(1.7)	$1,171.0
Net income	—	—	—	89.4	—	89.4
Stock-based compensation costs	—	—	1.1	—	—	1.1
Dividends declared	—	—	—	(13.5)	—	(13.5)
Balance at December 31, 2017	24,577	$0.1	$757.2	$492.4	$(1.7)	$1,248.0

Balance at September 30, 2018	24,577	$0.1	$760.3	$501.1	$(1.6)	$1,259.9
Net income	—	—	—	51.2	—	51.2
Stock-based compensation costs	—	—	1.2	—	—	1.2
Dividends declared	—	—	—	(9.8)	—	(9.8)
Balance at December 31, 2018	24,577	$0.1	$761.5	$542.5	$(1.6)	$1,302.5

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2018	2017
Operating Activities:
Net Income	$51.2	$89.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27.2	24.8
Deferred income taxes and investment tax credits	7.4	(25.0)
Changes in assets and liabilities:
Accounts receivable	(124.6)	(143.0)
Inventories	(2.5)	9.9
Unamortized purchased gas adjustments	16.9	28.8
Accounts payable	50.9	1.6
Delayed/advance customer billings, net	(4.4)	(6.9)
Taxes accrued	(17.4)	(21.7)
Other assets and liabilities	44.5	40.7
Other	1.2	1.1
Net cash provided by (used in) operating activities	50.4	(0.3)
Investing Activities:
Capital expenditures	(92.0)	(70.5)
Other	0.6	(0.2)
Net cash used in investing activities	(91.4)	(70.7)
Financing Activities:
Issuance of long-term debt	100.0	—
(Repayments to) borrowings from Spire, net	(37.3)	72.6
Dividends paid	(18.8)	—
Net cash provided by financing activities	43.9	72.6
Net Increase in Cash and Cash Equivalents	2.9	1.6
Cash and Cash Equivalents at Beginning of Period	2.0	2.5
Cash and Cash Equivalents at End of Period	$4.9	$4.1

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(8.3)	$(7.6)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2018	2017
Operating Revenues:
Utility	$133.5	$120.8
Total Operating Revenues	133.5	120.8
Operating Expenses:
Utility
Natural gas	59.5	49.0
Operation and maintenance	34.4	32.8
Depreciation and amortization	13.6	12.8
Taxes, other than income taxes	8.9	8.2
Total Operating Expenses	116.4	102.8
Operating Income	17.1	18.0
Other Income, Net	1.8	1.4
Interest Charges:
Interest on long-term debt	3.6	2.9
Other interest charges	1.5	1.1
Total Interest Charges	5.1	4.0
Income Before Income Taxes	13.8	15.4
Income Tax Expense	3.5	65.0
Net Income (Loss)	$10.3	$(49.6)

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2018	2018	2017
ASSETS
Utility Plant	$1,994.5	$1,964.3	$1,858.5
Less: Accumulated depreciation and amortization	841.4	830.2	791.7
Net Utility Plant	1,153.1	1,134.1	1,066.8
Current Assets:
Accounts receivable:
Utility	93.9	39.6	74.7
Associated companies	—	0.5	0.7
Other	6.3	8.5	6.6
Allowance for doubtful accounts	(4.2)	(3.9)	(2.6)
Inventories:
Natural gas	30.1	33.9	25.1
Materials and supplies	8.2	7.8	7.6
Unamortized purchased gas adjustments	1.6	6.4	39.4
Other regulatory assets	17.2	19.8	18.6
Prepayments	4.6	6.0	5.7
Other	2.6	2.4	2.0
Total Current Assets	160.3	121.0	177.8
Deferred Charges and Other Assets:
Regulatory assets	200.2	201.5	197.4
Deferred income taxes	98.3	101.8	119.0
Other	58.4	57.8	57.4
Total Deferred Charges and Other Assets	356.9	361.1	373.8
Total Assets	$1,670.3	$1,616.2	$1,618.4

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2018	2018	2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$390.9	$390.9	$420.9
Retained earnings	419.6	417.8	389.4
Total Shareholder's Equity	810.5	808.7	810.3
Long-term debt	322.6	322.6	277.8
Total Capitalization	1,133.1	1,131.3	1,088.1
Current Liabilities:
Notes payable – associated companies	164.2	142.5	163.1
Accounts payable	78.4	48.4	55.0
Accounts payable – associated companies	2.5	2.1	3.8
Advance customer billings	9.9	13.1	16.8
Wages and compensation accrued	5.8	6.7	5.4
Customer deposits	19.5	18.6	18.7
Interest accrued	4.8	3.9	3.5
Taxes accrued	26.6	28.3	22.0
Regulatory liabilities	10.2	7.6	11.3
Other	3.0	3.2	2.4
Total Current Liabilities	324.9	274.4	302.0
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	36.2	35.0	51.5
Asset retirement obligations	137.1	135.7	129.7
Regulatory liabilities	30.6	31.3	39.0
Other	8.4	8.5	8.1
Total Deferred Credits and Other Liabilities	212.3	210.5	228.3
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$1,670.3	$1,616.2	$1,618.4

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock Outstanding		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Balance at September 30, 2017	1,972,052	$—	$420.9	$446.5	$867.4
Net loss	—	—	—	(49.6)	(49.6)
Dividends declared	—	—	—	(7.5)	(7.5)
Balance at December 31, 2017	1,972,052	$—	$420.9	$389.4	$810.3

Balance at September 30, 2018	1,972,052	$—	$390.9	$417.8	$808.7
Net income	—	—	—	10.3	10.3
Dividends declared	—	—	—	(8.5)	(8.5)
Balance at December 31, 2018	1,972,052	$—	$390.9	$419.6	$810.5

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2018	2017
Operating Activities:
Net Income (Loss)	$10.3	$(49.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.6	12.8
Deferred income taxes and investment tax credits	3.5	65.0
Changes in assets and liabilities:
Accounts receivable	(52.0)	(44.3)
Inventories	3.2	7.7
Unamortized purchased gas adjustments	4.8	5.8
Accounts payable	29.7	14.9
Advance customer billings	(3.2)	(1.8)
Taxes accrued	(1.7)	(1.4)
Other assets and liabilities	9.5	—
Other	(0.4)	—
Net cash provided by operating activities	17.3	9.1
Investing Activities:
Capital expenditures	(30.1)	(24.9)
Other	(0.4)	—
Net cash used in investing activities	(30.5)	(24.9)
Financing Activities:
Issuance of long-term debt	—	30.0
Borrowings from (repayments to) Spire, net	21.7	(6.8)
Dividends paid	(8.5)	(7.5)
Net cash provided by financing activities	13.2	15.7
Net Decrease in Cash and Cash Equivalents	—	(0.1)
Cash and Cash Equivalents at Beginning of Period	—	0.1
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(3.6)	$(3.4)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE INC., SPIRE MISSOURI INC. AND SPIRE ALABAMA INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in millions, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – These notes are an integral part of the accompanying unaudited financial statements of Spire Inc. presented on a consolidated basis (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri” or the “Missouri Utilities”) and Spire Alabama Inc. (“Spire Alabama”). Spire Missouri and Spire Alabama are wholly owned subsidiaries of the Company. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth Inc. (“Spire EnergySouth”) are collectively referred to as the “Utilities.” The subsidiaries of Spire EnergySouth are Spire Gulf Inc. and Spire Mississippi Inc.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Spire’s, Spire Missouri’s and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

NATURE OF OPERATIONS – Spire has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: the Missouri Utilities, serving St. Louis and eastern Missouri (“Spire Missouri East”) and Kansas City and western Missouri (“Spire Missouri West”); Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving southern Alabama and south-central Mississippi. The Gas Marketing segment includes Spire’s primary gas-related business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services. The activities of other subsidiaries are reported as Other and are described in Note 10, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.

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

DERIVATIVES – In the course of their business, certain subsidiaries of the Company enter into commitments associated with the purchase or sale of natural gas. Certain of their derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes. Under GAAP, revenues and expenses associated with trading activities are presented on a net basis in Gas Marketing operating revenues (or expenses, if negative) in the Condensed Consolidated Statements of Income. This net presentation has no effect on operating income or net income.

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

As authorized by the Missouri Public Service Commission (“MoPSC”), the Mississippi Public Service Commission (“MSPSC”) and the Alabama Public Service Commission (“APSC”), the Purchased Gas Adjustment (“PGA”) clauses and Gas Supply Adjustment (“GSA”) riders allow the Utilities to pass through to customers the cost of purchased gas supplies. Regulatory assets and liabilities related to the PGA clauses and the GSA riders are both labeled Unamortized Purchased Gas Adjustments herein. See additional information about regulatory assets and liabilities in Note 4, Regulatory Matters.

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

	Three Months Ended December 31,
	2018	2017
Purchases of natural gas from Spire Marketing	$39.8	$22.3
Sales of natural gas to Spire Marketing	1.4	0.1
Transportation services received from Spire NGL Inc.	0.3	0.3

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	December 31,	September 30,	December 31,
	2018	2018	2017
Spire	$46.2	$62.1	$31.8
Spire Missouri	18.1	36.7	15.2
Spire Alabama	9.7	8.9	7.0

NEW ACCOUNTING PRONOUNCEMENTS – Spire, Spire Missouri and Spire Alabama adopted the guidance in Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and related amendments (collectively, “ASC 606”), in the first quarter of fiscal year 2019 using the modified retrospective method applied to all contracts at October 1, 2018. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new standard, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations to recognize revenue when the obligation is completed. In addition, ASC 606 requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not result in significant changes to how the Spire, Spire Missouri and Spire Alabama recognize revenue, and therefore, no cumulative effect adjustment to the opening balance of retained earnings was required, and there was no significant impact to financial results after adoption. The adoption did result in changes to the disclosures about revenue, which are included in Note 2, Revenue. Some revenue arrangements, such as alternative revenue programs and certain derivative contracts, are excluded from the scope of ASC 606 and, therefore, are presented separately in disclosures.

Also effective October 1, 2018, Spire, Spire Missouri and Spire Alabama adopted ASU No. 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, with no material impact on interim or annual financial statements. The amended guidance requires that the service cost component of net periodic pension and postretirement benefit costs be presented within the same line item in the income statement as other compensation costs (except for the amount being capitalized), while other components are to be presented outside the subtotal of operating income and are no longer eligible for capitalization (e.g., as part of utility plant). The amended guidance is applied retrospectively for income statement presentation and prospectively for capitalization. The Company, Spire Missouri and Spire Alabama elected the practical expedient permitting the use of the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Accordingly, for the three months ended December 31, 2017, the Company, Spire Missouri and Spire Alabama reclassified net benefit (income) costs of $(1.1), $0.2 and $(1.0), respectively, from “operation and maintenance” to “other income, net” or “other (expense) income, net.” The corresponding annual amounts to be reclassified for the years ended September 30, 2018, 2017 and 2016 are $14.4, $19.2 and $9.6 for the Company, respectively, $17.2, $17.2 and $11.2 for Spire Missouri, respectively, and $(2.0), $2.2 and $(1.6) for Spire Alabama, respectively. For Spire Missouri, Spire Alabama, and the Company’s other rate-regulated entities, all components of net benefit cost have historically been recovered from customers as a component of utility plant and will continue to be recovered in the same manner over the depreciable lives of the related plant assets; therefore, for those entities, the components that are no longer eligible to be capitalized as a component of plant under GAAP will be reported as regulatory assets.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize a right-of-use asset and lease liability for almost all lease contracts based on the present value of lease payments. There is an exemption for short-term leases. The ASU provides new guidelines for identifying and classifying a lease, and classification affects the pattern and income statement line item for the related expense. ASU Nos. 2018-01, 2018-10, 2018-11, and 2018-20, issued in January, July and December of 2018, amended several aspects of the new lease guidance, including providing an additional practical expedient, an additional transition method, and clarification of the related transition and accounting for land easements. The updates may be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of (1) the earliest comparative period presented in the financial statements or (2) the period of adoption. The ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company, Spire Missouri and Spire Alabama are currently assessing the impacts of adopting these standards in the first quarter of fiscal 2020.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU No. 2018-19 in November 2018. The standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade receivables. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and may be adopted a year earlier. The new guidance will be initially applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company, Spire Missouri and Spire Alabama are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal 2021.

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

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

Three Months Ended December 31,
2018
Spire
Gas Utility:
Residential	$393.6
Commercial & industrial	130.3
Transportation	29.5
Off-system & other incentive	14.9
Other customer revenue	12.7
Total revenue from contracts with customers	581.0
Changes in accrued revenue under alternative revenue programs	(5.8)
Total Gas Utility operating revenues	575.2
Gas Marketing:
Revenue from contracts with retail customers	25.8
Revenue from wholesale derivative contracts	—
Total Gas Marketing operating revenues	25.8
Other	5.4
Total before eliminations	606.4
Intersegment eliminations (see Note 10)	(4.4)
Total Operating Revenues	$602.0

Spire Missouri
Residential	$302.1
Commercial & industrial	89.1
Transportation	9.0
Off-system & other incentive	14.9
Other customer revenue	2.6
Total revenue from contracts with customers	417.7
Changes in accrued revenue under alternative revenue programs	(4.5)
Total Operating Revenues	$413.2

Three Months Ended December 31,
2018
Spire Alabama
Residential	$75.4
Commercial & industrial	31.4
Transportation	18.2
Other customer revenue	9.6
Total revenue from contracts with customers	134.6
Changes in accrued revenue under alternative revenue programs	(1.1)
Total Operating Revenues	$133.5

The Utilities sell natural gas to residential and other customers. The sale of natural gas is governed by the various state utility commissions, which set rates, charges, and terms and conditions of service, collectively included in a “tariff.” The performance obligation, which related to the promise to provide natural gas, is satisfied over time as the customer simultaneously receives and consumes the natural gas, and revenue is recognized accordingly.

The Utilities’ transportation revenue relates to the promise to transport the specified quantities of natural gas at tariff rates. This performance obligation is satisfied over time as the gas is transported, and revenue is recognized as invoiced monthly.

The Utilities have alternative revenue programs (“ARPs”), which represent an agreement between the utility and its regulator, currently consisting of decoupling mechanisms (also known as weather normalization adjustments) and incentive programs (primarily Alabama’s Cost Control Measure). When the criteria to recognize additional (or reduced) revenue from ARPs have been met, the Utilities establish a regulatory asset (or liability). When amounts previously recognized for ARPs are billed, the Utilities reduce the regulatory asset (or liability) and increase (or decrease) accounts receivable. Billed amounts, which are part of the overall tariff paid by customers, are included in revenue from contracts with customers, while the change in the related regulatory asset or liability is presented as revenue from ARPs. Depending on whether the beginning accrued ARP balance was a regulatory asset or liability and depending on the size and direction of the current period accrual, the amount presented as revenue from ARPs could be negative.

The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities, Spire Gulf and Spire Mississippi record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. Spire Alabama records natural gas distribution revenues in accordance with the tariff established by the APSC. Unbilled revenue is accrued in an amount equal to the related gas cost, as profit margin is not considered earned until billed. Spire’s other subsidiaries, including Spire Marketing, record revenues when earned, as the product is delivered or as services are performed.

Gas Marketing’s contracts are derivatives. The wholesale contracts (with producers, municipalities, and utility companies) are subject to derivative accounting. The retail contracts (with large commercial and industrial customers) are designated as “normal purchase, normal sale” arrangements and are therefore accounted for as revenue from contracts with customers. The performance obligation is satisfied over time by the transfer of control of natural gas to the customer, and revenue is recognized as invoiced monthly.

Payments are generally required within 30 days of billing, and contracts generally do not have a significant financing component. Spire’s revenues are not subject to significant returns, refunds, or warranty obligations.

Spire, Spire Missouri, and Spire Alabama have elected to apply a “right to invoice” practical expedient, recognizing revenue for volumes delivered for which they have a right to invoice, as long as that amount corresponds with the value to the customer. Disclosures about remaining performance obligations are not required because either contracts have an original expected duration of one year or less, or revenue is recognized under the right to invoice practical expedient, or both.

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

	Three Months Ended December 31,
	2018	2017
Spire	$25.9	$23.1
Spire Missouri	18.5	16.2
Spire Alabama	6.3	5.6

3. EARNINGS PER SHARE

	Three Months Ended December 31,
	2018	2017
Basic Earnings Per Share:
Net Income	$67.3	$116.0
Less: Income allocated to participating securities	0.1	0.2
Income Available to Common Shareholders	$67.2	$115.8
Weighted Average Shares Outstanding (in millions)	50.6	48.2
Basic Earnings Per Share	$1.33	$2.40

Diluted Earnings Per Share:
Net Income	$67.3	$116.0
Less: Income allocated to participating securities	0.1	0.2
Income Available to Common Shareholders	$67.2	$115.8
Weighted Average Shares Outstanding (in millions)	50.6	48.2
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.2	0.2
Weighted Average Diluted Shares (in millions)	50.8	48.4
Diluted Earnings Per Share	$1.32	$2.39

* Calculation excludes certain outstanding shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.4	0.3

4. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities, including purchased gas adjustments, were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of December 31, 2018, September 30, 2018, and December 31, 2017.

	December 31,	September 30,	December 31,
Spire	2018	2018	2017
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$30.2	$30.2	$43.0
Unamortized purchased gas adjustments	3.0	8.2	77.9
Other	30.2	34.4	28.4
Total Current Regulatory Assets	63.4	72.8	149.3
Noncurrent:
Future income taxes due from customers	99.1	96.3	113.1
Pension and postretirement benefit costs	350.0	364.9	394.8
Cost of removal	134.0	133.4	123.9
Energy efficiency	33.6	32.8	30.0
Other	38.4	42.4	54.8
Total Noncurrent Regulatory Assets	655.1	669.8	716.6
Total Regulatory Assets	$718.5	$742.6	$865.9
Regulatory Liabilities:
Current:
Rate Stabilization and Equalization ("RSE") adjustment	$2.5	$—	$1.0
Refundable negative salvage	4.6	5.2	7.9
Unamortized purchased gas adjustments	6.1	2.9	1.0
Other	23.8	27.6	11.6
Total Current Regulatory Liabilities	37.0	35.7	21.5
Noncurrent:
Deferred taxes due to customers	169.8	178.3	177.4
Pension and postretirement benefit costs	27.1	27.8	31.5
Refundable negative salvage	—	—	3.8
Accrued cost of removal	59.4	63.6	81.7
Unamortized purchased gas adjustments	16.7	4.7	6.5
Other	90.4	80.2	34.2
Total Noncurrent Regulatory Liabilities	363.4	354.6	335.1
Total Regulatory Liabilities	$400.4	$390.3	$356.6

	December 31,	September 30,	December 31,
Spire Missouri	2018	2018	2017
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$21.9	$21.9	$34.9
Unamortized purchased gas adjustments	—	1.0	38.5
Other	7.8	7.8	3.3
Total Current Regulatory Assets	29.7	30.7	76.7
Noncurrent:
Future income taxes due from customers	96.7	94.4	113.1
Pension and postretirement benefit costs	279.8	292.5	315.8
Energy efficiency	33.6	32.8	30.0
Other	17.5	21.4	25.2
Total Noncurrent Regulatory Assets	427.6	441.1	484.1
Total Regulatory Assets	$457.3	$471.8	$560.8
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$5.8	$1.9	$—
Other	14.8	14.8	2.7
Total Current Regulatory Liabilities	20.6	16.7	2.7
Noncurrent:
Deferred taxes due to customers	152.4	161.1	159.2
Accrued cost of removal	35.2	39.8	52.0
Unamortized purchased gas adjustments	16.7	4.7	6.5
Other	75.4	69.3	23.5
Total Noncurrent Regulatory Liabilities	279.7	274.9	241.2
Total Regulatory Liabilities	$300.3	$291.6	$243.9

	December 31,	September 30,	December 31,
Spire Alabama	2018	2018	2017
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$7.3	$7.3	$7.2
Unamortized purchased gas adjustments	1.6	6.4	39.4
Other	9.9	12.5	11.4
Total Current Regulatory Assets	18.8	26.2	58.0
Noncurrent:
Pension and postretirement benefit costs	63.0	64.8	70.8
Cost of removal	134.0	133.4	123.9
Other	3.2	3.3	2.7
Total Noncurrent Regulatory Assets	200.2	201.5	197.4
Total Regulatory Assets	$219.0	$227.7	$255.4
Regulatory Liabilities:
Current:
RSE adjustment	$2.5	$—	$1.0
Refundable negative salvage	4.6	5.2	7.9
Other	3.1	2.4	2.4
Total Current Regulatory Liabilities	10.2	7.6	11.3
Noncurrent:
Pension and postretirement benefit costs	27.1	27.8	31.5
Refundable negative salvage	—	—	3.9
Other	3.5	3.5	3.6
Total Noncurrent Regulatory Liabilities	30.6	31.3	39.0
Total Regulatory Liabilities	$40.8	$38.9	$50.3

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	December 31,	September 30,	December 31,
	2018	2018	2017
Spire
Pension and postretirement benefit costs	$141.2	$148.4	$193.8
Future income taxes due from customers	99.1	96.3	113.1
Other	14.3	15.1	11.2
Total Regulatory Assets Not Earning a Return	$254.6	$259.8	$318.1

Spire Missouri
Pension and postretirement benefit costs	$141.2	$148.4	$193.8
Future income taxes due from customers	96.7	94.4	113.1
Other	14.3	15.1	11.2
Total Regulatory Assets Not Earning a Return	$252.2	$257.9	$318.1

Like all the Company’s regulatory assets, these regulatory assets are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service (“IRS”) guidelines and average remaining service life of active participants, respectively. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC. Spire Alabama does not have any regulatory assets that are not earning a return.

On March 7, 2018, the MoPSC issued its order in two general rate cases, approving new tariffs that became effective on April 19, 2018. On April 25, 2018, Spire Missouri filed an appeal of the MoPSC’s order related to the disallowance of certain pension costs incurred prior to 1997 ($28.8), real estate sold in 2014 ($1.8), and rate case expenses ($0.9) to Missouri’s Southern District Court of Appeals. The appeals process is ongoing.

The rate case order also allowed for a Weather Normalization Adjustment Rider for residential customers which provides volumetric revenue protection and improved weather mitigation compared to previous rate designs. There are currently two open cases on this rider requesting a calculation clarification.

In September 2016 and February 2017, Spire Missouri filed Infrastructure System Replacement Surcharge (“ISRS”) cases for both Spire Missouri East and Spire Missouri West (the “2016/2017 ISRS Cases”). The Missouri Office of the Public Counsel (“OPC”) appealed the MoPSC’s decisions approving these cases to Missouri’s Western District Court of Appeals, arguing that they contained ISRS-ineligible costs. In November 2017, the appellate court reversed the MoPSC’s decision in the 2016/2017 ISRS Cases and remanded the case back to the MoPSC. In June 2018, Spire Missouri filed to establish new ISRS rates in both its East and West divisions (the “2018 ISRS Cases”). In September 2018, the MoPSC issued orders finding that Spire Missouri’s ISRS petitions in the 2016/2017 ISRS Cases and the 2018 ISRS Cases included ISRS-ineligible costs related to the replacement of plastic pipe components and approved rates in the 2018 ISRS Cases providing annual revenues of $2.6 for Spire Missouri East and $5.4 for Spire Missouri West. Spire is appealing the removal of costs related to plastic in all cases in the Western District Court. On January 14, 2019, Spire Missouri refiled requests with additional information for approximately $3.2 of the ISRS revenues that were removed by the MoPSC in previous cases and filed new ISRS applications for both its East and West service territories. The new applications include requests for the approval of ISRS revenues of $7.4 for Spire Missouri East and $8.4 for Spire Missouri West related to investments made or forecasted from July 1, 2018, through January 31, 2019.

Spire Missouri is seeking an Accounting Authority Order to record a regulatory asset (or liability) representing the increases (or decreases) in the annual MoPSC assessment from the amount currently reflected in rates, beginning July 1, 2018, and continuing until its next rate case. For the first twelve months, the impact is a $1.7 (51%) increase. The latest action on the matter was a reply brief filed by Spire Missouri on January 11, 2019.

As part of the annual update for RSE, on November 30, 2018, Spire Alabama filed an increase for rate year 2019 of $8.7, which became effective December 1, 2018. At December 31, 2018, an estimated RSE reduction for the January 31, 2019 quarterly point of test of $4.1 was recorded to bring the expected rate of return on average common equity at the end of the year to within the allowed rate of return.

On January 25, 2019, the Federal Energy Regulatory Commission (“FERC”) approved the Company’s application to combine its two adjacent natural gas storage facilities in Wyoming into one FERC certificate with a market-based tariff.

5. FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring October 31, 2023. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment, with commitments fees applied for each borrower relative to its credit rating. Spire may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on December 31, 2018, total debt was 55% of total capitalization for the consolidated Company, 50% for Spire Missouri, and 38% for Spire Alabama. There were no borrowings against this credit facility as of December 31, 2018, September 30, 2018, or December 31, 2017.

Spire has a commercial paper program (“Program”) pursuant to which Spire may issue short-term, unsecured commercial paper notes (“Notes”). Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $975.0. The Notes may have maturities of up to 365 days from date of issue.

Information about Spire’s consolidated short-term borrowings and about Spire Missouri’s and Spire Alabama’s borrowings from Spire is presented in the following table. As of December 31, 2018, $509.9 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire Commercial Paper Borrowings	Spire Missouri Borrowings from Spire	Spire Alabama Borrowings from Spire
Three Months Ended December 31, 2018
Weighted average borrowings outstanding	$622.9	$343.9	$152.3
Weighted average interest rate	2.7%	2.7%	2.7%
Range of borrowings outstanding	$562.3 - $689.3	$273.6 - $404.9	$140.8 - $169.2
As of December 31, 2018
Borrowings outstanding	$626.1	$308.0	$164.2
Weighted average interest rate	3.1%	3.1%	3.1%
As of September 30, 2018
Borrowings outstanding	$553.6	$345.3	$142.5
Weighted average interest rate	2.4%	2.3%	2.3%
As of December 31, 2017
Borrowings outstanding	$583.6	$275.6	$163.1
Weighted average interest rate	2.0%	2.0%	2.0%

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary covenants and default provisions. As of December 31, 2018, there were no events of default under these covenants.

Interest expense shown on Spire’s consolidated statements of income and Spire Missouri’s statements of comprehensive income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended December 31,
	2018	2017
Spire	$1.2	$0.4
Spire Missouri	0.5	0.2

In October 2018, the Company settled a $10.0 non-interest-bearing note. In December 2018, Spire Missouri entered into a new loan agreement (“Loan Agreement”) providing for a term loan of $100.0, which was fully funded on December 3, 2018, and which matures on December 1, 2021, subject to optional prepayment by Spire. Borrowings under the Loan Agreement bear interest at a rate determined by reference to the London Interbank Offered Rate (“LIBOR”), plus a margin based on the Borrower’s senior debt rating as determined by Standard & Poor’s Rating Services or Moody’s Investors Services, Inc.

On January 15, 2019, Spire Alabama entered into the Second Supplement to Master Note Purchase Agreement with certain institutional investors. Pursuant to the terms of that supplement, Spire Alabama closed a $90.0 private placement of 4.64% Series 2019A Senior Notes due January 15, 2049, to those institutional investors. The notes bear interest from the date of issuance, payable semi-annually on the 15th day of July and January of each year, commencing on July 15, 2019. The notes are senior unsecured obligations of Spire Alabama, rank equal in right to payment with all its other senior unsecured indebtedness, and have make-whole and par call options. Spire Alabama used the proceeds to repay short-term debt and for general corporate purposes.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of December 31, 2018, September 30, 2018, or December 31, 2017.

The carrying amounts of cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 7, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of December 31, 2018
Cash and cash equivalents	$8.4	$8.4	$8.4	$—
Short-term debt	626.1	626.1	—	626.1
Long-term debt, including current portion	2,167.0	2,133.9	—	2,133.9
As of September 30, 2018
Cash and cash equivalents	$4.4	$4.4	$4.4	$—
Short-term debt	553.6	553.6	—	553.6
Long-term debt, including current portion	2,075.6	2,074.0	—	2,074.0
As of December 31, 2017
Cash and cash equivalents	$6.7	$6.7	$6.7	$—
Short-term debt	583.6	583.6	—	583.6
Long-term debt, including current portion	2,135.5	2,280.1	—	2,280.1

Spire Missouri
As of December 31, 2018
Cash and cash equivalents	$4.9	$4.9	$4.9	$—
Short-term debt	308.0	308.0	—	308.0
Long-term debt, including current portion	974.5	997.3	—	997.3
As of September 30, 2018
Cash and cash equivalents	$2.0	$2.0	$2.0	$—
Short-term debt	345.3	345.3	—	345.3
Long-term debt, including current portion	874.4	906.6	—	906.6
As of December 31, 2017
Cash and cash equivalents	$4.1	$4.1	$4.1	$—
Short-term debt	275.6	275.6	—	275.6
Long-term debt, including current portion	974.1	1,068.6	—	1,068.6

Spire Alabama
As of December 31, 2018
Short-term debt	$164.2	$164.2	$—	$164.2
Long-term debt	322.6	311.3	—	311.3
As of September 30, 2018
Short-term debt	$142.5	$142.5	$—	$142.5
Long-term debt	322.6	321.7	—	321.7
As of December 31, 2017
Short-term debt	$163.1	$163.1	$—	$163.1
Long-term debt	277.8	303.5	—	303.5

7. FAIR VALUE MEASUREMENTS

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

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (“NYMEX”) or the Intercontinental Exchange (“ICE”). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of December 31, 2018, September 30, 2018, and December 31, 2017, consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2018
ASSETS
Gas Utility:
US stock/bond mutual funds	$18.3	$—	$—	$—	$18.3
NYMEX/ICE natural gas contracts	1.2	—	—	(1.2)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	11.9	—	(9.3)	2.8
Natural gas commodity contracts	—	30.8	—	(8.3)	22.5
Other:
U.S. stock/bond mutual funds	12.5	—	—	—	12.5
Total	$32.2	$42.7	$—	$(18.8)	$56.1
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.6	8.8	—	(9.4)	—
Natural gas commodity contracts	—	25.1	0.3	(8.3)	17.1
Other:
Interest rate swaps	—	7.5	—	—	7.5
Total	$1.5	$41.4	$0.3	$(18.6)	$24.6

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2018
ASSETS
Gas Utility:
US stock/bond mutual funds	$20.3	$—	$—	$—	$20.3
NYMEX/ICE natural gas contracts	2.7	—	—	(2.7)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	4.0	—	(4.2)	—
Natural gas commodity contracts	—	17.5	—	(1.5)	16.0
Other:
U.S. stock/bond mutual funds	8.9	—	—	—	8.9
Interest rate swaps	—	3.0	—	—	3.0
Total	$32.1	$24.5	$—	$(8.4)	$48.2
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.9	10.5	—	(11.4)	—
Natural gas commodity contracts	—	7.5	0.2	(1.5)	6.2
Total	$2.8	$18.0	$0.2	$(14.8)	$6.2

As of December 31, 2017
ASSETS
Gas Utility:
US stock/bond mutual funds	$19.5	$4.0	$—	$—	$23.5
NYMEX/ICE natural gas contracts	0.5	—	—	(0.5)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	2.4	4.0	—	(6.1)	0.3
Natural gas commodity contracts	—	7.7	—	(4.3)	3.4
Total	$22.4	$15.7	$—	$(10.9)	$27.2
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$2.7	$—	$—	$(2.7)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	1.1	5.9	—	(7.0)	—
Natural gas commodity contracts	—	8.9	0.4	(4.3)	5.0
Other:
Interest rate swaps	—	0.8	—	—	0.8
Total	$3.8	$15.6	$0.4	$(14.0)	$5.8

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2018
ASSETS
US stock/bond mutual funds	$18.3	$—	$—	$—	$18.3
NYMEX/ICE natural gas contracts	1.2	—	—	(1.2)	—
Total	$19.5	$—	$—	$(1.2)	$18.3
LIABILITIES
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—

As of September 30, 2018
ASSETS
US stock/bond mutual funds	$20.3	$—	$—	$—	$20.3
NYMEX/ICE natural gas contracts	2.7	—	—	(2.7)	—
Total	$23.0	$—	$—	$(2.7)	$20.3
LIABILITIES
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—

As of December 31, 2017
ASSETS
US stock/bond mutual funds	$19.5	$4.0	$—	$—	$23.5
NYMEX/ICE natural gas contracts	0.5	—	—	(0.5)	—
Total	$20.0	$4.0	$—	$(0.5)	$23.5
LIABILITIES
NYMEX/ICE natural gas contracts	$2.7	$—	$—	$(2.7)	$—

Spire Alabama

Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of December 31, 2018, September 30, 2018, and December 31, 2017, Spire Alabama had no outstanding derivative contracts.

8. CONCENTRATIONS OF CREDIT RISK

Other than in Spire Marketing, Spire has no significant concentrations of credit risk.

A significant portion of Spire Marketing’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, Spire Marketing may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry with whom it conducts both sales and purchases of natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in its accounts receivable attributable to energy producers and their marketing affiliates totaled $26.0 at December 31, 2018 ($13.2 reflecting netting arrangements). Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $121.9 at December 31, 2018 ($102.5 reflecting netting arrangements).

Spire Marketing also has concentrations of credit risk with pipeline companies associated with its natural gas receivable and with certain individually significant counterparties. At December 31, 2018, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $41.8 ($35.0 reflecting netting arrangements). Four of these five counterparties are investment-grade rated companies. The fifth is not rated but is a subsidiary of an investment-grade rated company.

9. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Spire and the Utilities maintain pension plans for their employees.

The Missouri Utilities have non-contributory, defined benefit, trusteed forms of pension plans covering the majority of their employees. Plan assets consist primarily of corporate and United States (“U.S.”) government obligations and a growth segment consisting of exposure to equity markets, commodities, real estate and inflation-indexed securities, achieved through derivative instruments.

Spire Alabama has non-contributory, defined benefit, trusteed forms of pension plans covering the majority of its employees. Qualified plan assets are comprised of mutual and commingled funds consisting of U.S. equities with varying strategies, global equities, alternative investments, and fixed income investments.

The net periodic pension cost included the following components:

	Three Months Ended December 31,
	2018	2017
Spire
Service cost – benefits earned during the period	$4.8	$5.2
Interest cost on projected benefit obligation*	7.1	6.9
Expected return on plan assets*	(9.1)	(9.7)
Amortization of prior service credit*	(0.3)	(0.3)
Amortization of actuarial loss*	2.3	3.1
Subtotal	4.8	5.2
Regulatory adjustment	9.9	4.3
Net pension cost	$14.7	$9.5

Spire Missouri
Service cost – benefits earned during the period	$3.1	$3.3
Interest cost on projected benefit obligation*	5.0	4.9
Expected return on plan assets*	(6.4)	(7.2)
Amortization of prior service cost*	0.2	0.2
Amortization of actuarial loss*	2.1	2.6
Subtotal	4.0	3.8
Regulatory adjustment	8.0	2.4
Net pension cost	$12.0	$6.2

Spire Alabama
Service cost – benefits earned during the period	$1.5	$1.6
Interest cost on projected benefit obligation*	1.5	1.4
Expected return on plan assets*	(1.8)	(1.7)
Amortization of prior service credit*	(0.4)	(0.5)
Amortization of actuarial loss*	0.2	0.5
Subtotal	1.0	1.3
Regulatory adjustment	1.7	1.7
Net pension cost	$2.7	$3.0

* Denotes pension expense line items that are recorded below the operating income line in the income statements, in the line items “Other Income, Net” or “Other (Expense) Income, Net.”

Pursuant to the provisions of the Missouri Utilities’ and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the first quarter of both fiscal 2019 and fiscal 2018, no pension plans met the criteria for settlement recognition.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2019 contributions to Spire Missouri’s pension plans through December 31, 2018, were $1.4 to the qualified trusts and none to non-qualified plans. There were no fiscal 2019 contributions to the Spire Alabama pension plans through December 31, 2018.

Contributions to the qualified trusts of the Missouri Utilities’ pension plans for the remainder of fiscal 2019 are anticipated to be $25.3. No contributions to Spire Alabama’s pension plans are expected to be required for the remainder of fiscal 2019.

Other Postretirement Benefits

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

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended December 31,
	2018	2017
Spire
Service cost – benefits earned during the period	$1.9	$2.3
Interest cost on accumulated postretirement benefit obligation*	2.3	2.2
Expected return on plan assets*	(4.1)	(3.5)
Amortization of actuarial (gain) loss*	(0.1)	0.2
Subtotal	—	1.2
Regulatory adjustment	2.4	0.1
Net postretirement benefit cost	$2.4	$1.3

Spire Missouri
Service cost – benefits earned during the period	$1.7	$2.2
Interest cost on accumulated postretirement benefit obligation*	1.7	1.8
Expected return on plan assets*	(2.8)	(2.4)
Amortization of prior service cost*	0.1	0.1
Amortization of actuarial (gain) loss*	(0.1)	0.2
Subtotal	0.6	1.9
Regulatory adjustment	2.9	0.5
Net postretirement benefit cost	$3.5	$2.4

Spire Alabama
Service cost – benefits earned during the period	$0.1	$—
Interest cost on accumulated postretirement benefit obligation*	0.5	0.4
Expected return on plan assets*	(1.2)	(1.0)
Amortization of prior service credit*	(0.1)	(0.1)
Subtotal	(0.7)	(0.7)
Regulatory adjustment	(0.5)	(0.4)
Net postretirement benefit income	$(1.2)	$(1.1)

* Denotes other postretirement expense line items that are recorded below the operating income line in the income statements, in the line items “Other Income, Net” or “Other (Expense) Income, Net.”

Missouri and Alabama state laws provide for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. The Utilities have established Voluntary Employees’ Beneficiary Association (“VEBA”) and Rabbi Trusts as external funding mechanisms. The assets of the VEBA and Rabbi Trusts consist primarily of money market securities and mutual funds invested in stocks and bonds.

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through December 31, 2018 for neither the Missouri Utilities nor Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

10. INFORMATION BY OPERATING SEGMENT

The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. Other components of the Company’s consolidated information include:

•	unallocated corporate items, including certain debt and associated interest costs;
•	Spire STL Pipeline LLC, a subsidiary of Spire constructing and planning the operation of a 65-mile FERC-regulated pipeline to deliver natural gas into eastern Missouri;
•	Spire Storage, providing physical natural gas storage services; and
•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas, and risk management, among other activities.

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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2018
Operating Revenues:
Revenues from external customers	$573.8	$25.8	$2.4	$—	$602.0
Intersegment revenues	1.4	—	3.0	(4.4)	—
Total Operating Revenues	575.2	25.8	5.4	(4.4)	602.0
Operating Expenses:
Gas Utility
Natural and propane gas	291.8	—	—	(40.1)	251.7
Operation and maintenance	104.9	—	—	(2.4)	102.5
Depreciation and amortization	43.7	—	—	—	43.7
Taxes, other than income taxes	39.2	—	—	—	39.2
Total Gas Utility Operating Expenses	479.6	—	—	(42.5)	437.1
Gas Marketing and Other	—	13.3	8.4	38.1	59.8
Total Operating Expenses	479.6	13.3	8.4	(4.4)	496.9
Operating Income (Loss)	$95.6	$12.5	$(3.0)	$—	$105.1
Net Economic Earnings (Loss)	$66.4	$8.3	$(8.8)	$—	$65.9

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2017
Operating Revenues:
Revenues from external customers	$541.9	$19.6	$0.3	$—	$561.8
Intersegment revenues	0.1	—	2.5	(2.6)	—
Total Operating Revenues	542.0	19.6	2.8	(2.6)	561.8
Operating Expenses:
Gas Utility
Natural and propane gas	263.4	—	—	(22.6)	240.8
Operation and maintenance	100.9	—	—	(1.9)	99.0
Depreciation and amortization	40.3	—	—	—	40.3
Taxes, other than income taxes	36.7	—	—	—	36.7
Total Gas Utility Operating Expenses	441.3	—	—	(24.5)	416.8
Gas Marketing and Other	—	14.6	4.5	21.9	41.0
Total Operating Expenses	441.3	14.6	4.5	(2.6)	457.8
Operating Income (Loss)	$100.7	$5.0	$(1.7)	$—	$104.0
Net Economic Earnings (Loss)	$59.5	$3.6	$(5.2)	$—	$57.9

The Company’s total assets by segment were as follows:

	December 31,	September 30,	December 31,
	2018	2018	2017
Total Assets:
Gas Utility	$5,843.7	$5,606.7	$5,611.7
Gas Marketing	416.7	295.3	233.5
Other	2,535.6	2,508.0	2,427.7
Eliminations	(1,563.8)	(1,566.4)	(1,571.8)
Total Assets	$7,232.2	$6,843.6	$6,701.1

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended December 31,
	2018	2017
Net Income	$67.3	$116.0
Adjustments, pre-tax:
Unrealized (gain) loss on energy-related derivatives	(2.2)	0.8
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.1)
Acquisition, divestiture and restructuring activities	0.4	1.7
Income tax effect of adjustments	0.4	(0.6)
Effect of the Tax Cuts and Jobs Act	—	(59.9)
Net Economic Earnings	$65.9	$57.9

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2032, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2018, are estimated at $1,691.8, $731.8, and $248.3 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

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

Additionally, in correspondence dated November 30, 2016, Region 7 of the EPA has asserted that Spire Missouri is liable under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) for alleged coal gas waste contamination at a third site in the northern portion of the City on which Spire Missouri operated a MGP. Spire Missouri has not owned or operated the site for over 70 years. Spire Missouri and the site owner have met with the EPA and reviewed its assertions. Both Spire Missouri and the site owner have notified the EPA that information and data provided by the EPA to date does not rise to the level of documenting a threat to the public health or environment. As such, Spire Missouri requested more information from the EPA, some of which would also be utilized to identify other former owners and operators of the site that could be added as PRPs. To date, Spire Missouri has not received a response from the EPA.

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

Since April 2012, a total of 14 lawsuits encompassing more than 1,600 plaintiffs have been filed against Spire Gulf in Mobile County Circuit Court alleging that in the first half of 2008, Spire Gulf spilled tert-butyl mercaptan, an odorant added to natural gas for safety reasons, in Eight Mile, Alabama. All of the lawsuits have been substantially settled, with the exception of 13 individuals who rejected their settlement offers and whose claims remain pending. Those remaining claims allege nuisance, fraud and negligence causes of actions and seek unspecified compensatory and punitive damages. A claim has been made against the insurance carriers requesting reimbursement for costs accrued in respect to this spill, and a related receivable has been recorded. The Company does not expect potential liabilities that may arise from these lawsuits to have a material impact on its future financial condition or results of operations.

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

12. INCOME TAXES

The Tax Cuts and Jobs Act (“TCJA”) was signed into law on December 22, 2017, with an effective date of January 1, 2018, for substantially all of the provisions. The specific provisions related to regulated public utilities in the TCJA generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017, and the continuation of certain rate normalization requirements for accelerated depreciation benefits. The Department of the Treasury (“Treasury”) has issued proposed regulations associated with the deductibility of interest expense, but further clarification of certain provisions is expected. Treasury has also issued proposed regulations on bonus depreciation which allow full expensing for certain property acquired in tax years beginning prior to January 1, 2018.

As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC 980, Regulated Operations. Reductions in deferred income tax balances due to the reduction in the corporate income tax rate will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. In the third quarter of fiscal 2018, the MoPSC Amended Report and Order took effect and the estimated excess accumulated deferred income tax began to be returned to customers in rates. The amount being returned is estimated with a tracker established to defer the difference from the estimated amounts to the actual amounts once the actual amounts have been calculated. During the first quarter of fiscal 2019, excess accumulated deferred taxes of $2.1 were returned. The determination of treatment for accumulated deferred income tax balances for Spire Alabama, Spire Gulf and Spire Mississippi have yet to be determined by state regulators.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per unit and per share amounts)

This section analyzes the financial condition and results of operations of Spire Inc. (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri” or the “Missouri Utilities”), and Spire Alabama Inc. (“Spire Alabama”). Spire Missouri, Spire Alabama, and Spire EnergySouth Inc. (“Spire EnergySouth”) are wholly owned subsidiaries of the Company. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth, are collectively referred to as the “Utilities.” The subsidiaries of Spire EnergySouth are Spire Gulf Inc. (“Spire Gulf”) and Spire Mississippi Inc. (“Spire Mississippi”). This section includes management’s view of factors that affect the respective businesses of the Company, Spire Missouri, and Spire Alabama, explanations of financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company’s, Spire Missouri’s and Spire Alabama’s overall financial condition and liquidity.

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

•	Acquisitions may not achieve their intended results;
•	The Spire STL Pipeline project may be hindered or halted by regulatory, legal, operational or other obstacles;
•	Legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting:
▪	allowed rates of return,
▪	incentive regulation,
▪	industry structure,
▪	purchased gas adjustment provisions,
▪	rate design structure and implementation,
▪	regulatory assets,
▪	non-regulated and affiliate transactions,
▪	franchise renewals,
▪	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety,
▪	taxes,
▪	pension and other postretirement benefit liabilities and funding obligations, or
▪	accounting standards;
•	The results of litigation;

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements, Spire Missouri’s and Spire Alabama’s Condensed Financial Statements, and the notes thereto.

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

Gas Utility - Spire Missouri

Spire Missouri is Missouri’s largest natural gas distribution utility and is regulated by the Missouri Public Service Commission (“MoPSC”). Spire Missouri serves St. Louis and eastern Missouri through Spire Missouri East and serves Kansas City and western Missouri through Spire Missouri West. Spire Missouri purchases natural gas in the wholesale market from producers and marketers and ships the gas through interstate pipelines into our distribution facilities for sale to residential, commercial and industrial customers. Spire Missouri also transports gas through its distribution system for certain larger customers who buy their own gas on the wholesale market. Spire Missouri delivers natural gas to customers at rates and in accordance with tariffs authorized by the MoPSC. The earnings of Spire Missouri are primarily generated by the sale of heating energy. The rate design for each service territory serves to lessen the impact of weather volatility on its customers during cold winters and stabilize Spire Missouri’s earnings.

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

Gas Marketing

Spire Marketing Inc. (“Spire Marketing”) is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. Spire Marketing markets natural gas across the central and southern United States (“U.S.”). It holds firm transportation and storage contracts in order to effectively manage its transactions with counterparties, which primarily include producers, municipalities, electric and gas utility companies, and large commercial and industrial customers.

Other

Other components of the Company’s consolidated information include:

•	unallocated corporate items, including certain debt and associated interest costs;
•

Spire STL Pipeline LLC, a subsidiary of Spire constructing and planning the operation of a 65-mile Federal Energy Regulatory Commission (“FERC”)-regulated pipeline to deliver natural gas into eastern Missouri;

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

Net Economic Earnings and Net Economic Earnings Per Share

Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. In fiscal 2018, these items included the revaluation of deferred tax assets and liabilities due to the federal Tax Cuts and Jobs Act and the write-off of certain long-standing assets as a result of disallowances in our Missouri rate proceedings. In addition, net economic earnings per share excludes the impact, in the fiscal year of issuance, of shares issued to finance acquisitions that have yet to be included in net economic earnings.

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

These adjustments eliminate the impact of timing differences and the impact of current changes in the fair value of financial and physical transactions prior to their completion and settlement. Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transactions occur. Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. While management uses these non-GAAP measures to evaluate both Spire’s Utilities and its other gas-related businesses, the net effect of these fair value and timing adjustments on the Utilities’ earnings is minimal because gains or losses on their natural gas derivative instruments are deferred pursuant to state regulation.

Contribution Margin

In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of contribution margin when evaluating results of operations. Contribution margin is defined as operating revenues less natural and propane gas costs and gross receipts tax expense. The Utilities pass to their customers (subject to prudence review by, as applicable, the MoPSC, APSC, or MSPSC) increases and decreases in the wholesale cost of natural gas in accordance with their Purchased Gas Adjustment (“PGA”) clauses or Gas Supply Adjustment (“GSA”) riders. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes and gross receipts tax expense (which are calculated as a percentage of revenues), with the same amount (excluding immaterial timing differences) included in revenues, have no direct effect on operating income. Therefore, management believes that contribution margin is a useful supplemental measure, along with the remaining operating expenses, for assessing the Company’s and the Utilities’ performance.

EARNINGS – THREE MONTHS ENDED DECEMBER 31, 2018

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share**
Three Months Ended December 31, 2018
Net Income (Loss) [GAAP]	$66.4	$10.0	$(9.1)	$67.3	$1.32
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	—	(2.2)	—	(2.2)	(0.04)
Acquisition, divestiture and restructuring activities	—	—	0.4	0.4	0.01
Income tax effect of adjustments*	—	0.5	(0.1)	0.4	0.01
Net Economic Earnings (Loss) [Non-GAAP]**	$66.4	$8.3	$(8.8)	$65.9	$1.30

Three Months Ended December 31, 2017
Net Income [GAAP]	$45.2	$3.5	$67.3	$116.0	$2.39
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	—	0.8	—	0.8	0.02
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.1)	—	(0.1)	—
Acquisition, divestiture and restructuring activities	—	—	1.7	1.7	0.04
Income tax effect of adjustments*	—	(0.2)	(0.4)	(0.6)	(0.02)
Effect of the Tax Cuts and Jobs Act	14.3	(0.4)	(73.8)	(59.9)	(1.24)
Net Economic Earnings (Loss) [Non-GAAP]**	$59.5	$3.6	$(5.2)	$57.9	$1.19

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

Consolidated

Spire’s net income was $67.3 for the three months ended December 31, 2018, compared with $116.0 for the three months ended December 31, 2017. Basic and diluted earnings per share for the three months ended December 31, 2018, were $1.33 and $1.32, respectively, compared with basic and diluted earnings per share of $2.40 and $2.39, respectively, for the three months ended December 31, 2017. Net income decreased $48.7, due primarily to a $59.9 tax benefit recorded in the prior year quarter, a result of the enactment of the federal Tax Cuts and Jobs Act (“TCJA”). Excluding this impact, net income reflects favorable weather experienced in the current year that benefited both the Gas Utility and Gas Marketing segments, partly offset by rate case impacts and higher operating expenses. Spire’s net economic earnings were $65.9 ($1.30 per diluted share) for the three months ended December 31, 2018, an increase of $8.0 from the $57.9 ($1.19 per diluted share) reported for the same period last year. For the current quarter both net income per share and net economic earnings per share were impacted by 2.3 million shares that were issued in May 2018. The principal drivers of the increase in net economic earnings were consistent with the drivers of net income noted above. These impacts are described in further detail below.

Gas Utility

For the three months ended December 31, 2018, net economic earnings for the Gas Utility segment increased $6.9 from the first quarter last year, with growth at both Spire Missouri and Spire Alabama. The increase was driven by higher contribution margin due to more favorable weather patterns in the current year quarter, lower effective tax rates due to the implementation of the TCJA, partly offset by the 2018 rate case resets at both Spire Missouri and Spire Alabama. The Utilities also experienced $4.0 higher operation and maintenance (“O&M”) expense in the first quarter of fiscal 2019, combined with higher depreciation expenses resulting from the continued infrastructure investment at all the Utilities. These impacts are discussed in further detail below.

Gas Marketing

For the three months ended December 31, 2018, net economic earnings for the Gas Marketing segment increased $4.7 compared with the first quarter last year. For the quarter, the segment benefited from geographic expansion of the business and improved market conditions resulting from favorable weather patterns that led to high daily market volatility and widened basis differentials. This environment contributed to increased trading value, higher transportation activity and higher storage demand versus the prior-year quarter.

Other

For the three months ended December 31, 2018, net economic loss for Other increased $3.6 compared with the first quarter last year. Of this increase, $2.6 is attributable to the operating loss associated with Spire Storage, the Company’s other gas-related business acquired in fiscal 2018 (Spire Storage’s operating loss was excluded from NEE in the prior year). The remaining increase in expense is principally due to higher interest rates on short-term debt. These impacts were partly offset by higher Allowance for Funds Used During Construction (“AFUDC”) earnings for Spire STL Pipeline compared to the prior year.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2018
Operating Income (Loss) [GAAP]	$95.6	$12.5	$(3.0)	$—	$105.1
Operation and maintenance expenses	104.9	2.6	7.4	(2.7)	112.2
Depreciation and amortization	43.7	—	0.5	—	44.2
Taxes, other than income taxes	39.2	0.2	0.4	—	39.8
Less: Gross receipts tax expense	(25.9)	—	—	—	(25.9)
Contribution Margin [Non-GAAP]	257.5	15.3	5.3	(2.7)	275.4
Natural and propane gas costs	291.8	10.5	0.1	(1.7)	300.7
Gross receipts tax expense	25.9	—	—	—	25.9
Operating Revenues	$575.2	$25.8	$5.4	$(4.4)	$602.0

Three Months Ended December 31, 2017
Operating Income (Loss) [GAAP]	$100.7	$5.0	$(1.7)	$—	$104.0
Operation and maintenance expenses	100.9	1.6	4.3	(2.3)	104.5
Depreciation and amortization	40.3	—	0.1	—	40.4
Taxes, other than income taxes	36.7	—	—	—	36.7
Less: Gross receipts tax expense	(23.1)	—	—	—	(23.1)
Contribution Margin [Non-GAAP]	255.5	6.6	2.7	(2.3)	262.5
Natural and propane gas costs	263.4	13.0	0.1	(0.3)	276.2
Gross receipts tax expense	23.1	—	—	—	23.1
Operating Revenues	$542.0	$19.6	$2.8	$(2.6)	$561.8

Consolidated

As shown in the table above, Spire reported an operating revenue increase 0f $40.2 for the three months ended December 31, 2018, compared with the same period last year, with the Gas Utility segment being the primary driver. Spire’s contribution margin increased $12.9 compared with last year, due to increases in the Gas Marketing segment of $8.7, and a $2.6 and $2.0 increase in Other and the Gas Utility segment, respectively, before intersegment eliminations. Depreciation and amortization expenses were up in the Gas Utility segment, reflecting the higher overall capital investments across all utilities. Gas Utility O&M expenses in the quarter were $4.0 higher than the prior-year quarter, driven primarily by Spire Missouri and Spire Alabama. These fluctuations are described in more detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the three months ended December 31, 2018, were $575.2, or $33.2 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

Missouri Utilities and Spire Alabama – Volumetric usage	$27.3
Missouri Utilities – 2018 rate case resets	7.9
Missouri Utilities and Spire Alabama – Higher PGA/GSA gas cost recoveries	5.3
Missouri Utilities and Spire Alabama – Higher gross receipts taxes	3.0
Missouri Utilities – Off-system sales and capacity release	2.5
Missouri Utilities – Customer growth	1.5
Missouri Utilities and Spire Alabama – Rate case TCJA customer giveback	(14.0)
All other factors	(0.3)
Total Variation	$33.2

As noted, $27.3 of the increase was attributable to higher volumetric usage, which was a function of colder weather patterns experienced across most of the Utilities’ service areas in the current quarter. Across our Utilities’ territories, temperatures were 10% colder than normal this quarter versus essentially normal temperatures in the comparable prior-year period, reflecting unseasonably cold temperatures in the months of October and November in the current year. Also contributing to the operating revenue increase was $7.9 attributable to rate increases and rate design changes at Missouri Utilities, the result of the 2018 rate case resets. Further, $5.3 of the operating revenue increase was the result of the higher gas cost recoveries at both Spire Missouri and Spire Alabama. Increases in Spire Missouri off-system sales, gross receipts taxes, and customer growth also contributed to the revenue increase. These positive impacts were partly offset by a combined $14.0 revenue reduction for Spire Missouri and Spire Alabama due to lower customer rates resulting from the implementation of the TCJA. This TCJA reduction in revenues (and margin) is offset by lower income tax expense, resulting in minimal impact on net income.

Contribution Margin – Gas Utility contribution margin was $257.5 for the three months ended December 31, 2018, a $2.0 increase over the same period last year. The increase was attributable to the following factors:

Missouri Utilities and Spire Alabama – Volumetric usage	$6.1
Missouri Utilities – 2018 rate case resets	7.9
Missouri Utilities – Customer growth	1.5
Missouri Utilities – Off-system sales and capacity release	1.1
Missouri Utilities and Spire Alabama – Rate case TCJA customer giveback	(14.0)
All other factors	(0.6)
Total Variation	$2.0

The increase in contribution margin was primarily attributable to favorable weather patterns in the current year, which increased contribution margin from volumetric usage by $6.1. The Missouri Utilities experienced colder weather this quarter with temperatures 10% colder than normal versus 3% warmer than normal in the prior- year quarter. In the Spire Alabama territory, temperatures were 38% colder than normal this year versus being 3% colder than normal in the prior year. The 2018 Missouri rate cases resulted in rate increases and rate design changes that contributed $7.9 to contribution growth. Spire Missouri customer growth and off-systems sales increases contributed $1.5 and $1.1, respectively, to the current year contribution increase. Offsetting these positive impacts was the tax reform rate adjustment totaling $14.0 between Spire Missouri and Spire Alabama. As noted above, the TCJA reduction in contribution margin is offset by lower income tax expense, resulting in minimal impact to net income.

Operating Expenses – O&M expenses for the three months ended December 31, 2018, were $4.0 higher than the same period in the prior year, $3.0 at the Missouri Utilities, $1.6 at Spire Alabama, offset slightly by a modest decrease at the utilities of Spire EnergySouth. The increases were primarily the result of an increase in benefit expenses resulting from Spire Missouri’s latest rate case and higher employee-related expenses, partly offset by lower professional services. Depreciation and amortization expenses for the three months ended December 31, 2018, increased $3.4 from last year, the result of higher levels of capital expenditures across all Utilities.

Gas Marketing

Operating Revenues – Operating revenues increased $6.2 versus the prior-year period resulting from higher volumetric gas sales, higher transport activity and higher general pricing. Average pricing for the three months ended December 31, 2018, was approximately $3.495/MMBtu versus approximately $2.742/MMBtu for the quarter ended December 31, 2017.

Contribution Margin – Gas Marketing contribution margin during the three months ended December 31, 2018 increased $8.7 from the same period last year, largely reflecting a $3.0 increase of mark-to-market unrealized gains on gas contracts, geographic expansion of the business, and improved market conditions that contributed to increased value from regional basis differentials, transportation activity, and storage optimization versus the prior-year quarter.

Interest Charges

Consolidated interest charges during the three months ended December 31, 2018, increased by $1.5 from the same period last year. The increase was primarily driven by Spire Alabama’s issuance of $75.0 of long-term debt, delivered in two tranches, one on December 1, 2017 and one on January 12, 2018. In addition, Spire Missouri entered into a $100.0 floating-rate term loan on December 3, 2018. Higher rates and higher levels of short-term borrowings also contributed to the increase in expense. For the three months ended December 31, 2018 and 2017, average short-term borrowings were $622.9 and $545.8, respectively, and the average interest rates on these borrowings were 2.7% and 1.6%, respectively. Partly offsetting these increases was an increase in the non-cash AFUDC earnings for Spire STL Pipeline compared to the prior year.

Income Taxes

Consolidated income tax expense during the three months ended December 31, 2018, increased $47.8, primarily due to the TCJA enacted in December 2017, which resulted in a $59.9 tax benefit being recorded in the prior year.

Spire Missouri

	Three Months Ended December 31,
	2018	2017
Operating Income [GAAP]	$71.4	$75.0
Operation and maintenance expenses	63.1	60.1
Depreciation and amortization	27.2	24.8
Taxes, other than income taxes	28.1	26.2
Less: Gross receipts tax expense	(18.5)	(16.2)
Contribution Margin [Non-GAAP]	171.3	169.9
Natural and propane gas costs	223.4	206.2
Gross receipts tax expense	18.5	16.2
Operating Revenues	$413.2	$392.3
Net Income	$51.2	$89.4

Operating revenues for the three months ended December 31, 2018, increased $20.9 from the same period last year primarily due to $15.8 in volumetric usage impacts resulting from favorable weather patterns, a $7.9 increase attributable to rate increases and rate design changes resulting from the 2018 rate case resets, $3.3 higher gas cost recoveries, a $2.5 increase in off-system sales, a $2.3 increase in gross receipts taxes, and a $1.5 increase attributable to customer growth. These positive impacts were only partly offset by a $12.5 decrease resulting from the TCJA tax reform customer giveback included in the 2018 rate case reset. Contribution margin for the three months ended December 31, 2018, increased $1.4 from the same period last year, largely due to $7.9 from the rate increases and rate design changes mentioned above, favorable volumetric usage impacts of $3.1, a $1.5 increase attributable to customer growth, and higher off-system sales of $1.1. These positive impacts were only partly offset by the $12.5 decrease resulting from the TCJA giveback included in 2018 rate case resets. As previously noted, the TCJA margin impact is offset by lower income tax expense due to the lower TCJA tax rates, resulting in minimal impact on net income.

O&M expenses for the three months ended December 31, 2018 increased $3.0, driven primarily by an increase in benefit expense resulting from the 2018 rate case. Depreciation and amortization increased $2.4 in the current quarter versus the prior-year quarter due to higher capital investments.

For the quarter ended December 31, 2018, net income decreased $38.2 versus the prior year quarter, which was primarily the result of a $43.9 tax benefit being recorded in the prior-year quarter because of the TCJA.

Degree days in Spire Missouri’s service areas during the three months ended December 31, 2018, were 10% colder than normal and 14% colder than the same period last year, resulting in higher usage on a year-over-year comparative basis. The Missouri Utilities’ total system therms sold and transported were 589.0 million for the three months ended December 31, 2018, compared with 526.4 million for the same period last year. Total off-system therms sold and transported were 23.1 million for the three months ended December 31, 2018, compared with 30.6 million for the same period last year, as a 12% increase in current-year system demand reduced therm availability for off-system sales.

Spire Alabama

	Three Months Ended December 31,
	2018	2017
Operating Income [GAAP]	$17.1	$18.0
Operation and maintenance expenses	34.4	32.8
Depreciation and amortization	13.6	12.8
Taxes, other than income taxes	8.9	8.2
Less: Gross receipts tax expense	(6.3)	(5.6)
Contribution Margin [Non-GAAP]	67.7	66.2
Natural and propane gas costs	59.5	49.0
Gross receipts tax expense	6.3	5.6
Operating Revenues	$133.5	$120.8
Net Income (Loss)	$10.3	$(49.6)

Operating revenues for the three months ended December 31, 2018, increased $12.7 from the same period last year. The change in operating revenue was driven principally by higher current year volumetric usage impacts of $11.5, a $2.0 increase in gas cost recoveries versus the prior year, combined with slightly higher gross receipt taxes. These positive impacts were only partly offset by the TCJA tax reform giveback of $1.5. Contribution margin increased $1.5, primarily due to the volumetric usage impacts of $3.0, partly offset by the TCJA tax reform giveback impact of $1.5. As stated previously, the negative margin impact of the tax reform giveback is offset by lower income tax expense, resulting in minimal impact on net income.

Depreciation and amortization expenses for the three months ended December 31, 2018, were $0.8 higher than the same period last year, the result of continued infrastructure investment. O&M expenses were $1.6 higher, primarily due to higher employee-related costs and bad debt expense, both related to the colder weather experienced in the current year quarter.

Net income in the current year quarter increased $59.9 versus the same period in the prior year, primarily the result of recording a $59.2 tax expense in the prior year to reflect the effect of implementing the TCJA.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended December 31, 2018 were 38% colder than normal and 39% colder than a year ago. Spire Alabama’s total system therms sold and transported were 288.2 million for the three months ended December 31, 2018, compared with 237.5 million for the same period last year.

REGULATORY MATTERS

For discussions of regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and include regulatory accounting, employee benefits and postretirement obligations, and income taxes. There were no significant changes to critical accounting estimates during the three months ended December 31, 2018.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

	Three Months Ended December 31,
Cash Flow Summary	2018	2017
Net cash provided by operating activities	$70.4	$17.9
Net cash used in investing activities	(216.2)	(126.7)
Net cash provided by financing activities	132.8	108.1

For the three months ended December 31, 2018, net cash provided by operating activities increased $52.5 from the corresponding period of fiscal 2017. The change was due principally to the timing of accounts payable and fluctuations in working capital items, as discussed above.

For the three months ended December 31, 2018, net cash used in investing activities was $89.5 more than for the same period in the prior year, driven by a $96.0 increase in capital expenditures, partly offset by lower acquisition activity. The higher capital spending in the current year quarter is consistent with the Company’s capital expenditure expectations and reflects infrastructure upgrades at the Utilities, support of customer growth, new business development initiatives, as well as development of Spire STL Pipeline and Spire Storage. Total capital expenditures for the full fiscal year 2019 are expected to be approximately $650.

Lastly, for the three months ended December 31, 2018, net cash provided by financing activities was $24.7 higher than for the three months ended December 31, 2017. This change primarily reflects issuance of long-term debt of $100.0 this year versus $30.0 in the prior year, partly offset by $33.8 lower short-term borrowings in the current year quarter, along with an increase in dividends paid.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Our debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of December 31, 2018, the debt ratings of the Company, Spire Missouri and Spire Alabama, shown in the following table, remain at investment grade with a stable outlook.

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

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of or during the three months ended December 31, 2018.

Short-term Debt

The Utilities’ short-term borrowing requirements typically peak during the colder months, while most of the Company’s other needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper or through the use of a revolving credit facility. For information about these resources, see Note 5, Financing Arrangements and Long-term Debt, of the Notes to Financial Statements in Item 1.

Long-term Debt and Equity

At December 31, 2018, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,182.0, of which $980.0 was issued by Spire Missouri, $325.0 was issued by Spire Alabama, and $62.0 was issued by other subsidiaries. For more information about long-term debt, see Note 5 of the Notes to Financial Statements in Item 1.

Spire Missouri is authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), issue common stock, and issue private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (“SEC”) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 216,045 and 211,810 shares at December 31, 2018 and February 4, 2019, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on September 23, 2019.

Including the current portion of long-term debt, and treating the redeemable noncontrolling interest as equity, the Company’s long-term consolidated capitalization at December 31, 2018 consisted of 51.3% equity, compared to 52.2% equity at September 30, 2018.

CONTRACTUAL OBLIGATIONS

During the three months ended December 31, 2018, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Form 10-K for the fiscal year ended September 30, 2018.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of December 31, 2018, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K as of September 30, 2018. During the second quarter of fiscal 2017, Spire entered into a ten-year interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $0.4 mark-to-market gain on this swap for the three months ended December 31, 2018. In August 2018, Spire entered into a three-year interest rate swap with a fixed interest rate of 2.7675% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future variable interest rate payments. The Company recorded a $1.0 mark-to-market loss on this swap as part of other comprehensive income for the quarter ended December 31, 2018. During the first quarter of fiscal 2019, the Company entered into a three-year interest rate swap with a fixed interest rate of 3.250% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $6.9 mark-to-market loss on this swap for the three months ended December 31, 2018.

ENVIRONMENTAL MATTERS

The Utilities and other Spire subsidiaries own and operate natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws and regulations, along with their interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Spire Missouri’s, or Spire Alabama’s financial position and results of operations. As environmental laws, regulations, and interpretations change, however, the Company and the Utilities may be required to incur additional costs. For information relative to environmental matters, see Contingencies in Note 11 of the Notes to Financial Statements in Item 1.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2018, the Company had no off-balance-sheet financing arrangements other than operating leases, surety bonds, and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, environmental matters and regulatory matters, see Note 11, Commitments and Contingencies, and Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1 of Part I.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	200	$73.63	—	—
November 1, 2018 - November 30, 2018	—	$—	—	—
December 1, 2018 - December 31, 2018	27,433	$79.14	—	—
Total	27,633	$79.10	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of December 31, 2018, all of Spire Missouri’s retained earnings were free from such restrictions.

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
(x)

Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Income and Condensed Statements of Income for the three months ended December 31, 2018 and 2017;  (iii) unaudited Condensed Consolidated Statements of Comprehensive Income and Condensed Statements of Comprehensive Income for the three months ended December 31, 2018 and 2017; (iv) unaudited Condensed Consolidated Balance Sheets and Condensed Balance Sheets at December 31, 2018, September 30, 2018, and December 31, 2017; (v) unaudited Condensed Consolidated Statements of Shareholders’ Equity and Condensed Statements of Shareholder’s Equity for the three months ended December 31, 2018 and 2017; (vi) unaudited Condensed Consolidated Statements of Cash Flows and Condensed Statements of Cash Flows for the three months ended December 31, 2018 and 2017, and (vii) combined unaudited Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	February 6, 2019	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	February 6, 2019	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Alabama Inc.

Date:	February 6, 2019	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)