Form 10-Q
period 2019-03-31
SPIRE INC; SPIRE MISSOURI INC; SPIRE ALABAMA INC
filed 2019-05-01
CIK 1126956, 57183, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 2101 6th Avenue North Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	[ ]
Spire Missouri Inc.	[ ]
Spire Alabama Inc.	[ ]

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes [ ]	No [ X ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]

The number of shares outstanding of each registrant’s common stock as of April 29, 2019, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	50,745,880
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except per share amounts)	2019	2018	2019	2018
Operating Revenues:
Gas Utility	$776.7	$790.6	$1,350.5	$1,332.5
Gas Marketing and other	26.8	22.8	55.0	42.7
Total Operating Revenues	803.5	813.4	1,405.5	1,375.2
Operating Expenses:
Gas Utility
Natural and propane gas	337.4	383.7	589.1	624.5
Operation and maintenance	109.5	135.3	212.0	234.3
Depreciation and amortization	44.4	41.1	88.1	81.4
Taxes, other than income taxes	57.4	58.0	96.6	94.7
Total Gas Utility Operating Expenses	548.7	618.1	985.8	1,034.9
Gas Marketing and other	45.3	45.2	105.1	86.2
Total Operating Expenses	594.0	663.3	1,090.9	1,121.1
Operating Income	209.5	150.1	314.6	254.1
Other Income (Expense), Net	6.1	(7.6)	8.9	(4.3)
Interest Charges:
Interest on long-term debt	21.5	21.0	41.9	41.7
Other interest charges	6.1	4.4	11.6	8.1
Total Interest Charges	27.6	25.4	53.5	49.8
Income Before Income Taxes	188.0	117.1	270.0	200.0
Income Tax Expense (Benefit)	33.4	18.9	48.1	(14.2)
Net Income	$154.6	$98.2	$221.9	$214.2

Weighted Average Number of Shares Outstanding:
Basic	50.6	48.2	50.6	48.2
Diluted	50.8	48.4	50.8	48.4
Basic Earnings Per Share	$3.05	$2.03	$4.37	$4.43
Diluted Earnings Per Share	$3.04	$2.03	$4.36	$4.42

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2019	2018	2019	2018
Net Income	$154.6	$98.2	$221.9	$214.2
Other Comprehensive (Loss) Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(7.7)	1.8	(18.1)	1.9
Reclassification adjustment for gains included in net income	(0.4)	(0.4)	(0.7)	(0.8)
Net unrealized (loss) gain on cash flow hedging derivative instruments	(8.1)	1.4	(18.8)	1.1
Net gain on defined benefit pension and other postretirement plans	0.1	—	0.1	0.1
Net unrealized gain (loss) on available for sale securities	0.1	—	0.1	(0.1)
Other Comprehensive (Loss) Income, Before Tax	(7.9)	1.4	(18.6)	1.1
Income Tax (Benefit) Expense Related to Items of Other Comprehensive (Loss) Income	(1.9)	0.3	(4.4)	0.2
Other Comprehensive (Loss) Income, Net of Tax	(6.0)	1.1	(14.2)	0.9
Comprehensive Income	$148.6	$99.3	$207.7	$215.1

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2019	2018	2018
ASSETS
Utility Plant	$5,856.8	$5,653.3	$5,403.4
Less: Accumulated depreciation and amortization	1,738.5	1,682.8	1,645.0
Net Utility Plant	4,118.3	3,970.5	3,758.4
Non-utility Property (net of accumulated depreciation and amortization of $11.9, $10.4 and $9.1 at March 31, 2019, September 30, 2018, and March 31, 2018, respectively)	329.1	174.5	116.9
Goodwill	1,171.6	1,171.6	1,171.6
Other Investments	68.4	68.7	66.4
Total Other Property and Investments	1,569.1	1,414.8	1,354.9
Current Assets:
Cash and cash equivalents	11.1	4.4	17.8
Accounts receivable:
Utility	318.6	151.9	302.4
Other	196.5	167.3	111.3
Allowance for doubtful accounts	(28.1)	(22.4)	(25.7)
Delayed customer billings	43.8	6.9	45.6
Inventories:
Natural gas	91.3	175.2	94.3
Propane gas	10.7	12.0	12.0
Materials and supplies	24.3	23.1	22.2
Natural gas receivable	0.3	1.8	3.0
Derivative instrument assets	24.5	13.3	7.3
Regulatory assets	75.3	72.8	97.7
Prepayments	21.0	31.0	18.3
Other	4.3	22.3	12.1
Total Current Assets	793.6	659.6	718.3
Deferred Charges and Other Assets:
Regulatory assets	659.9	669.8	673.6
Other	132.7	128.9	81.6
Total Deferred Charges and Other Assets	792.6	798.7	755.2
Total Assets	$7,273.6	$6,843.6	$6,586.8

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2019	2018	2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 70.0 million shares authorized; 50.7 million, 50.7 million and 48.4 million shares issued and outstanding at March 31, 2019, September 30, 2018, and March 31, 2018, respectively)	$50.7	$50.7	$48.4
Paid-in capital	1,485.6	1,482.7	1,327.3
Retained earnings	877.5	715.6	773.7
Accumulated other comprehensive (loss) income	(7.8)	6.4	4.1
Total Shareholders' Equity	2,406.0	2,255.4	2,153.5
Redeemable noncontrolling interest	—	7.9	6.5
Long-term debt (less current portion)	2,041.9	1,900.1	2,073.9
Total Capitalization	4,447.9	4,163.4	4,233.9
Current Liabilities:
Current portion of long-term debt	215.0	175.5	105.5
Notes payable	512.0	553.6	391.7
Accounts payable	324.8	290.1	194.8
Advance customer billings	6.5	22.7	8.1
Wages and compensation accrued	32.2	39.7	30.0
Dividends payable	31.1	30.0	28.3
Customer deposits	36.7	35.5	36.1
Interest accrued	18.9	15.2	15.8
Taxes accrued	50.9	65.4	49.1
Regulatory liabilities	35.3	35.7	22.2
Other	73.3	58.3	46.4
Total Current Liabilities	1,336.7	1,321.7	928.0
Deferred Credits and Other Liabilities:
Deferred income taxes	490.2	435.8	465.6
Pension and postretirement benefit costs	178.3	180.2	233.4
Asset retirement obligations	325.5	321.1	302.8
Regulatory liabilities	431.3	354.6	353.1
Other	63.7	66.8	70.0
Total Deferred Credits and Other Liabilities	1,489.0	1,358.5	1,424.9
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$7,273.6	$6,843.6	$6,586.8

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock Outstanding		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Balance at September 30, 2017	48,263,243	$48.3	$1,325.6	$614.2	$3.2	$1,991.3
Net income	—	—	—	116.0	—	116.0
Dividend reinvestment plan	4,618	—	0.3	—	—	0.3
Stock-based compensation costs	—	—	1.9	—	—	1.9
Stock issued under stock-based compensation plans	105,434	0.1	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(33,581)	(0.1)	(2.8)	—	—	(2.9)
Dividends declared ($0.5625 per share)	—	—	—	(27.2)	—	(27.2)
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2017	48,339,714	$48.3	$1,324.9	$703.0	$3.0	$2,079.2
Net income	—	—	—	98.2	—	98.2
Dividend reinvestment plan	6,385	—	0.5	—	—	0.5
Stock-based compensation costs	—	—	1.9	—	—	1.9
Stock issued under stock-based compensation plans	8,680	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	—	0.1	—	—	—	0.1
Dividends declared ($0.5625 per share)	—	—	—	(27.5)	—	(27.5)
Other comprehensive income, net of tax	—	—	—	—	1.1	1.1
Balance at March 31, 2018	48,354,779	$48.4	$1,327.3	$773.7	$4.1	$2,153.5

Balance at September 30, 2018	50,671,903	$50.7	$1,482.7	$715.6	$6.4	$2,255.4
Net income	—	—	—	67.3	—	67.3
Dividend reinvestment plan	5,063	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	2.0	—	—	2.0
Stock issued under stock-based compensation plans	74,835	0.1	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(27,633)	(0.1)	(2.2)	—	—	(2.3)
Dividends declared ($0.5925 per share)	—	—	—	(30.0)	—	(30.0)
Other comprehensive loss, net of tax	—	—	—	—	(8.2)	(8.2)
Balance at December 31, 2018	50,724,168	$50.7	$1,482.8	$752.9	$(1.8)	$2,284.6
Net income	—	—	—	154.6	—	154.6
Dividend reinvestment plan	6,204	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	2.4	—	—	2.4
Stock issued under stock-based compensation plans	12,633	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(368)	—	—	—	—	—
Dividends declared ($0.5925 per share)	—	—	—	(30.0)	—	(30.0)
Other comprehensive loss, net of tax	—	—	—	—	(6.0)	(6.0)
Balance at March 31, 2019	50,742,637	$50.7	$1,485.6	$877.5	$(7.8)	$2,406.0

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2019	2018
Operating Activities:
Net Income	$221.9	$214.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.1	81.9
Deferred income taxes and investment tax credits	45.5	(15.2)
Changes in assets and liabilities:
Accounts receivable	(194.3)	(122.8)
Inventories	83.9	97.3
Regulatory assets and liabilities	105.9	149.5
Accounts payable	33.6	(50.0)
Delayed/advance customer billings, net	(53.2)	(66.0)
Taxes accrued	(12.9)	(11.9)
Other assets and liabilities	(20.6)	(8.9)
Other	(1.4)	41.5
Net cash provided by operating activities	297.5	309.6
Investing Activities:
Capital expenditures	(376.8)	(215.8)
Business acquisitions	(7.9)	(17.1)
Other	(1.9)	(0.4)
Net cash used in investing activities	(386.6)	(233.3)
Financing Activities:
Issuance of long-term debt	190.0	75.0
Repayment of long-term debt	(9.1)	—
Repayment of short-term debt, net	(41.6)	(85.6)
Issuance of common stock	1.0	0.8
Dividends paid	(58.8)	(53.0)
Other	(2.7)	(3.1)
Net cash provided by (used in) financing activities	78.8	(65.9)
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(10.3)	10.4
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	21.4	7.4
Cash and Cash Equivalents at End of Period	$11.1	$17.8

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(49.0)	$(47.2)
Income taxes	(2.0)	(0.6)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2019	2018	2019	2018
Operating Revenues:
Utility	$556.6	$533.2	$969.8	$925.5
Total Operating Revenues	556.6	533.2	969.8	925.5
Operating Expenses:
Utility
Natural and propane gas	313.8	311.2	537.2	517.4
Operation and maintenance	70.7	94.0	133.8	154.1
Depreciation and amortization	27.8	25.2	55.0	50.0
Taxes, other than income taxes	41.9	41.2	70.0	67.4
Total Operating Expenses	454.2	471.6	796.0	788.9
Operating Income	102.4	61.6	173.8	136.6
Other Income (Expense), Net	2.5	(9.9)	1.8	(8.9)
Interest Charges:
Interest on long-term debt	10.0	9.8	19.4	19.7
Other interest charges	3.2	2.1	5.9	3.8
Total Interest Charges	13.2	11.9	25.3	23.5
Income Before Income Taxes	91.7	39.8	150.3	104.2
Income Tax Expense (Benefit)	11.7	1.4	19.1	(23.6)
Net Income	80.0	38.4	131.2	127.8
Other Comprehensive Loss, Net of Tax	-	(0.1)	-	(0.1)
Comprehensive Income	$80.0	$38.3	$131.2	$127.7

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2019	2018	2018
ASSETS
Utility Plant	$3,460.1	$3,331.0	$3,163.8
Less: Accumulated depreciation and amortization	736.7	705.8	687.2
Net Utility Plant	2,723.4	2,625.2	2,476.6
Goodwill	210.2	210.2	210.2
Other Property and Investments	52.8	55.0	59.0
Total Other Property and Investments	263.0	265.2	269.2
Current Assets:
Cash and cash equivalents	6.9	2.0	10.2
Accounts receivable:
Utility	231.8	103.9	222.4
Associated companies	2.4	2.7	1.3
Other	18.5	16.6	26.0
Allowance for doubtful accounts	(21.9)	(16.0)	(20.7)
Delayed customer billings	43.8	6.9	45.6
Inventories:
Natural gas	53.1	127.9	60.0
Propane gas	10.7	12.0	12.0
Materials and supplies	14.4	13.2	13.1
Regulatory assets	30.0	30.7	51.7
Prepayments	11.1	19.1	10.7
Total Current Assets	400.8	319.0	432.3
Deferred Charges and Other Assets:
Regulatory assets	433.6	441.1	446.6
Other	53.0	50.8	9.0
Total Deferred Charges and Other Assets	486.6	491.9	455.6
Total Assets	$3,873.8	$3,701.3	$3,633.7

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2019	2018	2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 shares issued and outstanding)	$762.8	$760.4	$758.4
Retained earnings	612.8	501.1	517.3
Accumulated other comprehensive loss	(1.6)	(1.6)	(1.8)
Total Shareholder's Equity	1,374.0	1,259.9	1,273.9
Long-term debt (less current portion)	924.7	824.4	874.0
Total Capitalization	2,298.7	2,084.3	2,147.9
Current Liabilities:
Current portion of long-term debt	50.0	50.0	100.0
Notes payable – associated companies	232.9	345.3	175.8
Accounts payable	72.6	81.7	69.2
Accounts payable – associated companies	8.1	5.8	3.6
Advance customer billings	—	9.5	—
Wages and compensation accrued	24.5	31.3	23.4
Dividends payable	—	9.0	13.5
Customer deposits	13.0	13.1	13.2
Interest accrued	8.6	7.8	8.2
Taxes accrued	27.2	32.0	25.2
Regulatory liabilities	24.2	16.7	2.7
Other	22.4	20.1	19.4
Total Current Liabilities	483.5	622.3	454.2
Deferred Credits and Other Liabilities:
Deferred income taxes	390.5	361.0	388.6
Pension and postretirement benefit costs	132.7	136.9	161.9
Asset retirement obligations	177.8	174.1	161.9
Regulatory liabilities	345.1	274.9	272.5
Other	45.5	47.8	46.7
Total Deferred Credits and Other Liabilities	1,091.6	994.7	1,031.6
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$3,873.8	$3,701.3	$3,633.7

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock Outstanding		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Balance at September 30, 2017	24,577	$0.1	$756.1	$416.5	$(1.7)	$1,171.0
Net income	—	—	—	89.4	—	89.4
Stock-based compensation costs	—	—	1.1	—	—	1.1
Dividends declared	—	—	—	(13.5)	—	(13.5)
Balance at December 31, 2017	24,577	$0.1	$757.2	$492.4	$(1.7)	$1,248.0
Net income	—	—	—	38.4	—	38.4
Stock-based compensation costs	—	—	1.1	—	—	1.1
Dividends declared	—	—	—	(13.5)	—	(13.5)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2018	24,577	$0.1	$758.3	$517.3	$(1.8)	$1,273.9

Balance at September 30, 2018	24,577	$0.1	$760.3	$501.1	$(1.6)	$1,259.9
Net income	—	—	—	51.2	—	51.2
Stock-based compensation costs	—	—	1.2	—	—	1.2
Dividends declared	—	—	—	(9.8)	—	(9.8)
Balance at December 31, 2018	24,577	$0.1	$761.5	$542.5	$(1.6)	$1,302.5
Net income	—	—	—	80.0	—	80.0
Stock-based compensation costs	—	—	1.2	—	—	1.2
Dividends declared	—	—	—	(9.7)	—	(9.7)
Balance at March 31, 2019	24,577	$0.1	$762.7	$612.8	$(1.6)	$1,374.0

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2019	2018
Operating Activities:
Net Income	$131.2	$127.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.0	50.0
Deferred income taxes and investment tax credits	19.1	(23.6)
Changes in assets and liabilities:
Accounts receivable	(123.5)	(123.2)
Inventories	74.9	76.4
Regulatory assets and liabilities	107.3	111.7
Accounts payable	11.1	(10.8)
Delayed/advance customer billings, net	(46.4)	(55.5)
Taxes accrued	(4.8)	(8.9)
Other assets and liabilities	(14.4)	(6.7)
Other	2.6	40.9
Net cash provided by operating activities	212.1	178.1
Investing Activities:
Capital expenditures	(167.1)	(129.6)
Other	0.8	(0.1)
Net cash used in investing activities	(166.3)	(129.7)
Financing Activities:
Issuance of long-term debt	100.0	—
Repayments to Spire, net	(112.4)	(27.2)
Dividends paid	(28.5)	(13.5)
Net cash used in financing activities	(40.9)	(40.7)
Net Increase in Cash and Cash Equivalents	4.9	7.7
Cash and Cash Equivalents at Beginning of Period	2.0	2.5
Cash and Cash Equivalents at End of Period	$6.9	$10.2

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(23.8)	$(22.8)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2019	2018	2019	2018
Operating Revenues:
Utility	$180.4	$218.3	$313.9	$339.1
Total Operating Revenues	180.4	218.3	313.9	339.1
Operating Expenses:
Utility
Natural gas	41.1	78.5	100.6	127.5
Operation and maintenance	33.4	35.2	67.8	68.0
Depreciation and amortization	13.7	13.1	27.3	25.9
Taxes, other than income taxes	12.6	14.4	21.5	22.6
Total Operating Expenses	100.8	141.2	217.2	244.0
Operating Income	79.6	77.1	96.7	95.1
Other Income, Net	1.5	1.6	3.3	3.0
Interest Charges:
Interest on long-term debt	4.4	3.5	8.0	6.4
Other interest charges	1.0	0.9	2.5	2.0
Total Interest Charges	5.4	4.4	10.5	8.4
Income Before Income Taxes	75.7	74.3	89.5	89.7
Income Tax Expense	19.0	18.7	22.5	83.7
Net Income	$56.7	$55.6	$67.0	$6.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2019	2018	2018
ASSETS
Utility Plant	$2,032.5	$1,964.3	$1,885.4
Less: Accumulated depreciation and amortization	852.8	830.2	803.9
Net Utility Plant	1,179.7	1,134.1	1,081.5
Current Assets:
Cash and cash equivalents	0.1	—	—
Accounts receivable:
Utility	69.8	39.6	64.1
Associated companies	0.1	0.5	0.1
Other	8.4	8.5	6.4
Allowance for doubtful accounts	(3.8)	(3.9)	(2.7)
Inventories:
Natural gas	30.1	33.9	26.2
Materials and supplies	7.8	7.8	7.8
Regulatory assets	30.4	26.2	32.1
Prepayments	3.9	6.0	3.6
Other	0.2	2.4	2.0
Total Current Assets	147.0	121.0	139.6
Deferred Charges and Other Assets:
Regulatory assets	198.9	201.5	198.9
Deferred income taxes	79.3	101.8	100.3
Other	58.9	57.8	57.9
Total Deferred Charges and Other Assets	337.1	361.1	357.1
Total Assets	$1,663.8	$1,616.2	$1,578.2

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2019	2018	2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$370.9	$390.9	$390.9
Retained earnings	467.8	417.8	437.5
Total Shareholder's Equity	838.7	808.7	828.4
Long-term debt (less current portion)	372.1	322.6	322.5
Total Capitalization	1,210.8	1,131.3	1,150.9
Current Liabilities:
Current portion of long-term debt	40.0	—	—
Notes payable – associated companies	73.7	142.5	82.3
Accounts payable	54.6	48.4	42.9
Accounts payable – associated companies	3.1	2.1	1.5
Advance customer billings	5.3	13.1	7.9
Wages and compensation accrued	5.3	6.7	5.3
Customer deposits	20.5	18.6	19.0
Interest accrued	5.4	3.9	4.1
Taxes accrued	21.2	28.3	21.9
Regulatory liabilities	6.1	7.6	10.8
Other	4.6	3.2	2.4
Total Current Liabilities	239.8	274.4	198.1
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	37.4	35.0	55.3
Asset retirement obligations	138.6	135.7	131.1
Regulatory liabilities	30.5	31.3	35.0
Other	6.7	8.5	7.8
Total Deferred Credits and Other Liabilities	213.2	210.5	229.2
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$1,663.8	$1,616.2	$1,578.2

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock Outstanding		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Balance at September 30, 2017	1,972,052	$—	$420.9	$446.5	$867.4
Net loss	—	—	—	(49.6)	(49.6)
Dividends declared	—	—	—	(7.5)	(7.5)
Balance at December 31, 2017	1,972,052	$—	$420.9	$389.4	$810.3
Net income	—	—	—	55.6	55.6
Return of capital to Spire	—	—	(30.0)	—	(30.0)
Dividends declared	—	—	—	(7.5)	(7.5)
Balance at March 31, 2018	1,972,052	$—	$390.9	$437.5	$828.4

Balance at September 30, 2018	1,972,052	$—	$390.9	$417.8	$808.7
Net income	—	—	—	10.3	10.3
Dividends declared	—	—	—	(8.5)	(8.5)
Balance at December 31, 2018	1,972,052	$—	$390.9	$419.6	$810.5
Net income	—	—	—	56.7	56.7
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Dividends declared	—	—	—	(8.5)	(8.5)
Balance at March 31, 2019	1,972,052	$—	$370.9	$467.8	$838.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2019	2018
Operating Activities:
Net Income	$67.0	$6.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.3	25.9
Deferred income taxes and investment tax credits	22.5	83.7
Changes in assets and liabilities:
Accounts receivable	(33.5)	(38.6)
Inventories	3.7	6.4
Regulatory assets and liabilities	0.6	34.6
Accounts payable	4.0	0.3
Advance customer billings	(7.8)	(10.6)
Taxes accrued	(7.1)	(1.5)
Other assets and liabilities	8.9	4.3
Other	(2.4)	(0.5)
Net cash provided by operating activities	83.2	110.0
Investing Activities:
Capital expenditures	(65.7)	(51.8)
Other	(1.1)	(0.4)
Net cash used in investing activities	(66.8)	(52.2)
Financing Activities:
Issuance of long-term debt	90.0	75.0
Repayments to Spire, net	(68.8)	(87.6)
Return of capital to Spire	(20.0)	(30.0)
Dividends paid	(17.0)	(15.0)
Other	(0.5)	(0.3)
Net cash used in financing activities	(16.3)	(57.9)
Net Increase (Decrease) in Cash and Cash Equivalents	0.1	(0.1)
Cash and Cash Equivalents at Beginning of Period	—	0.1
Cash and Cash Equivalents at End of Period	$0.1	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(8.7)	$(7.0)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE INC., SPIRE MISSOURI INC. AND SPIRE ALABAMA INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in millions, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – These notes are an integral part of the accompanying unaudited financial statements of Spire Inc. (“Spire” or the “Company”) presented on a consolidated basis, Spire Missouri Inc. (“Spire Missouri” or the “Missouri Utilities”) and Spire Alabama Inc. (“Spire Alabama”). Spire Missouri and Spire Alabama are wholly owned subsidiaries of Spire. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth Inc. (“Spire EnergySouth”) are collectively referred to as the “Utilities.” The subsidiaries of Spire EnergySouth are Spire Gulf Inc. and Spire Mississippi Inc.

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

Nearly all the Company’s earnings are derived from its Gas Utility segment. Due to the seasonal nature of the Utilities’ business and the Spire Missouri rate design, earnings are typically concentrated during the heating season of November through April each fiscal year. As a result, the interim statements of income for Spire, Spire Missouri and Spire Alabama are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year.

DERIVATIVES – In the course of their business, certain subsidiaries of Spire enter into commitments associated with the purchase or sale of natural gas. Certain of their derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes. Under GAAP, revenues and expenses associated with trading activities are presented on a net basis in Gas Marketing operating revenues (or expenses, if negative) in the Condensed Consolidated Statements of Income. This net presentation has no effect on operating income or net income.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Purchases of natural gas from Spire Marketing	$29.2	$19.3	$69.0	$41.6
Sales of natural gas to Spire Marketing	—	0.2	1.4	0.3
Transportation services received from Spire NGL Inc.	0.2	0.2	0.5	0.5

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	March 31,	September 30,	March 31,
	2019	2018	2018
Spire	$63.6	$62.1	$29.1
Spire Missouri	19.0	36.7	17.9
Spire Alabama	12.1	8.9	7.0

NEW ACCOUNTING PRONOUNCEMENTS – Spire, Spire Missouri and Spire Alabama adopted the guidance in Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and related amendments (collectively, “ASC 606”), in the first quarter of fiscal year 2019 using the modified retrospective method applied to all contracts at October 1, 2018. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new standard, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations to recognize revenue when the obligation is completed. In addition, ASC 606 requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not result in significant changes to how Spire, Spire Missouri and Spire Alabama recognize revenue, and therefore, no cumulative effect adjustment to the opening balance of retained earnings was required, and there was no significant impact to financial results after adoption. The adoption did result in changes to the disclosures about revenue, which are included in Note 2, Revenue. Some revenue arrangements, such as alternative revenue programs and certain derivative contracts, are excluded from the scope of ASC 606 and, therefore, are presented separately in disclosures.

Also effective October 1, 2018, Spire, Spire Missouri and Spire Alabama adopted ASU No. 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, with no material impact on interim or annual financial statements. The amended guidance requires that the service cost component of net periodic pension and postretirement benefit costs be presented within the same line item in the income statement as other compensation costs (except for the amount being capitalized), while other components are to be presented outside the subtotal of operating income and are no longer eligible for capitalization (e.g., as part of utility plant). The amended guidance is applied retrospectively for income statement presentation and prospectively for capitalization. The Company, Spire Missouri and Spire Alabama elected the practical expedient permitting the use of the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Accordingly, for the three months ended March 31, 2018, the Company, Spire Missouri and Spire Alabama reclassified net benefit (income) costs of $8.3, $9.5 and $(1.1), respectively, from “operation and maintenance” to “other income, net” or “other income (expense), net.” The corresponding amounts for the six months ended March 31, 2018 were $7.2, $9.7 and $(2.1), respectively. The corresponding annual amounts to be reclassified for the years ended September 30, 2018, 2017 and 2016 are $14.4, $19.2 and $9.6 for the Company, respectively, $17.2, $17.2 and $11.2 for Spire Missouri, respectively, and $(2.0), $2.2 and $(1.6) for Spire Alabama, respectively. For Spire Missouri, Spire Alabama, and the Company’s other rate-regulated entities, all components of net benefit cost have historically been recovered from customers as a component of utility plant and will continue to be recovered in the same manner over the depreciable lives of the related plant assets; therefore, for those entities, the components that are no longer eligible to be capitalized as a component of plant under GAAP will be reported as regulatory assets.

Effective January 1, 2019, the Company, Spire Missouri and Spire Alabama adopted ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Previous GAAP did not specifically address the accounting for implementation costs of a hosting arrangement that is a service contract. The amendments in this update clarify that accounting and align the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. As a result, certain categories of implementation costs that previously would have been charged to expense as incurred are now capitalized and amortized over the term of the arrangement. The new guidance is being applied prospectively to implementation costs incurred after adoption. Related amounts capitalized were not material.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize a right-of-use asset and lease liability for almost all lease contracts based on the present value of lease payments. There is an exemption for short-term leases. The ASU provides new guidelines for identifying and classifying a lease, and classification affects the pattern and income statement line item for the related expense. ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 subsequently amended several aspects of the new lease guidance, including providing an additional practical expedient, an additional transition method, and clarification of the related transition and accounting for land easements. The updates (collectively, “ASC 842”), may be applied using a modified retrospective transition method for leases existing at, or entered into after, the beginning of (1) the earliest comparative period presented in the financial statements or (2) the period of adoption. ASC 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company, Spire Missouri and Spire Alabama are currently assessing the impacts of adopting ASC 842 in the first quarter of fiscal 2020. They expect to elect all available practical expedients and apply the second transition method.

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

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Spire
Gas Utility:
Residential	$551.3	$944.9
Commercial & industrial	185.9	316.2
Transportation	31.3	60.8
Off-system & other incentive	11.5	26.4
Other customer revenue	10.9	23.6
Total revenue from contracts with customers	790.9	1,371.9
Changes in accrued revenue under alternative revenue programs	(14.1)	(19.9)
Total Gas Utility operating revenues	776.8	1,352.0
Gas Marketing:
Revenue from contracts with retail customers	25.5	51.3
Revenue from wholesale derivative contracts	—	—
Total Gas Marketing operating revenues	25.5	51.3
Other	4.3	9.7
Total before eliminations	806.6	1,413.0
Intersegment eliminations (see Note 10, Information by Operating Segment)	(3.1)	(7.5)
Total Operating Revenues	$803.5	$1,405.5

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Spire Missouri
Residential	$410.9	$713.0
Commercial & industrial	129.2	218.3
Transportation	9.9	18.9
Off-system & other incentive	11.5	26.4
Other customer revenue	4.2	6.8
Total revenue from contracts with customers	565.7	983.4
Changes in accrued revenue under alternative revenue programs	(9.1)	(13.6)
Total Operating Revenues	$556.6	$969.8

Spire Alabama
Residential	$116.9	$192.3
Commercial & industrial	44.1	75.5
Transportation	18.8	37.0
Other customer revenue	5.3	14.9
Total revenue from contracts with customers	185.1	319.7
Changes in accrued revenue under alternative revenue programs	(4.7)	(5.8)
Total Operating Revenues	$180.4	$313.9

The Utilities sell natural gas to residential and other customers. The sale of natural gas is governed by the various state utility commissions, which set rates, charges, and terms and conditions of service, collectively included in a “tariff.” The performance obligation, which relates to the promise to provide natural gas, is satisfied over time as the customer simultaneously receives and consumes the natural gas, and revenue is recognized accordingly.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Spire	$43.5	$43.6	$69.4	$66.7
Spire Missouri	32.1	30.6	50.6	46.8
Spire Alabama	9.6	11.6	15.9	17.2

3. EARNINGS PER SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Basic Earnings Per Share:
Net Income	$154.6	$98.2	$221.9	$214.2
Less: Income allocated to participating securities	0.3	0.2	0.5	0.5
Income Available to Common Shareholders	$154.3	$98.0	$221.4	$213.7
Weighted Average Shares Outstanding (in millions)	50.6	48.2	50.6	48.2
Basic Earnings Per Share	$3.05	$2.03	$4.37	$4.43

Diluted Earnings Per Share:
Net Income	$154.6	$98.2	$221.9	$214.2
Less: Income allocated to participating securities	0.3	0.2	0.5	0.5
Income Available to Common Shareholders	$154.3	$98.0	$221.4	$213.7
Weighted Average Shares Outstanding (in millions)	50.6	48.2	50.6	48.2
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.2	0.2	0.2	0.2
Weighted Average Diluted Shares (in millions)	50.8	48.4	50.8	48.4
Diluted Earnings Per Share	$3.04	$2.03	$4.36	$4.42

* Calculation excludes certain outstanding shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.3	0.4	0.3	0.4

4. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of March 31, 2019, September 30, 2018, and March 31, 2018.

	March 31,	September 30,	March 31,
Spire	2019	2018	2018
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$30.2	$30.2	$43.0
Unamortized purchased gas adjustments	19.3	8.2	32.6
Other	25.8	34.4	22.1
Total Current Regulatory Assets	75.3	72.8	97.7
Noncurrent:
Pension and postretirement benefit costs	345.8	364.9	358.2
Cost of removal	134.6	133.4	125.0
Future income taxes due from customers	102.2	96.3	113.0
Energy efficiency	32.0	32.8	31.3
Other	45.3	42.4	46.1
Total Noncurrent Regulatory Assets	659.9	669.8	673.6
Total Regulatory Assets	$735.2	$742.6	$771.3
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$5.8	$2.2	$2.2
Unamortized purchased gas adjustments	3.4	2.9	1.5
Other	26.1	30.6	18.5
Total Current Regulatory Liabilities	35.3	35.7	22.2
Noncurrent:
Deferred taxes due to customers	155.7	178.3	170.7
Pension and postretirement benefit costs	115.3	27.8	30.8
Accrued cost of removal	53.7	63.6	71.0
Unamortized purchased gas adjustments	75.7	4.7	50.3
Other	30.9	80.2	30.3
Total Noncurrent Regulatory Liabilities	431.3	354.6	353.1
Total Regulatory Liabilities	$466.6	$390.3	$375.3

	March 31,	September 30,	March 31,
Spire Missouri	2019	2018	2018
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$21.9	$21.9	$34.9
Unamortized purchased gas adjustments	0.6	1.0	13.5
Other	7.5	7.8	3.3
Total Current Regulatory Assets	30.0	30.7	51.7
Noncurrent:
Future income taxes due from customers	99.0	94.4	111.4
Pension and postretirement benefit costs	277.9	292.5	279.0
Energy efficiency	32.0	32.8	31.3
Other	24.7	21.4	24.9
Total Noncurrent Regulatory Assets	433.6	441.1	446.6
Total Regulatory Assets	$463.6	$471.8	$498.3
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$3.6	$—	$—
Unamortized purchased gas adjustments	2.7	1.9	—
Other	17.9	14.8	2.7
Total Current Regulatory Liabilities	24.2	16.7	2.7
Noncurrent:
Deferred taxes due to customers	138.3	161.1	152.6
Pension and postretirement benefit costs	79.4	—	—
Accrued cost of removal	26.8	39.8	48.7
Unamortized purchased gas adjustments	75.7	4.7	50.3
Other	24.9	69.3	20.9
Total Noncurrent Regulatory Liabilities	345.1	274.9	272.5
Total Regulatory Liabilities	$369.3	$291.6	$275.2

	March 31,	September 30,	March 31,
Spire Alabama	2019	2018	2018
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$7.3	$7.3	$7.1
Unamortized purchased gas adjustments	18.0	6.4	19.0
Other	5.1	12.5	6.0
Total Current Regulatory Assets	30.4	26.2	32.1
Noncurrent:
Pension and postretirement benefit costs	61.1	64.8	71.2
Cost of removal	134.6	133.4	125.0
Other	3.2	3.3	2.7
Total Noncurrent Regulatory Assets	198.9	201.5	198.9
Total Regulatory Assets	$229.3	$227.7	$231.0
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$2.2	$2.2	$2.2
Other	3.9	5.4	8.6
Total Current Regulatory Liabilities	6.1	7.6	10.8
Noncurrent:
Pension and postretirement benefit costs	26.5	27.8	30.8
Other	4.0	3.5	4.2
Total Noncurrent Regulatory Liabilities	30.5	31.3	35.0
Total Regulatory Liabilities	$36.6	$38.9	$45.8

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	March 31,	September 30,	March 31,
	2019	2018	2018
Spire
Pension and postretirement benefit costs	$144.7	$148.4	$185.8
Future income taxes due from customers	102.2	96.3	113.0
Other	14.8	15.1	11.0
Total Regulatory Assets Not Earning a Return	$261.7	$259.8	$309.8

Spire Missouri
Pension and postretirement benefit costs	$144.7	$148.4	$185.8
Future income taxes due from customers	99.0	94.4	111.4
Other	14.8	15.1	11.0
Total Regulatory Assets Not Earning a Return	$258.5	$257.9	$308.2

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

On March 7, 2018, the MoPSC issued its order in two general rate cases, approving new tariffs that became effective on April 19, 2018. On April 25, 2018, Spire Missouri filed an appeal of the MoPSC’s order related to the disallowance of certain pension costs incurred prior to 1997 ($28.8), real estate sold in 2014 ($1.8), and rate case expenses ($0.9) to Missouri’s Southern District Court of Appeals. On March 15, 2019, the appeal was denied by the Southern District, and Spire Missouri has requested review by the Missouri Supreme Court.

In September 2016 and February 2017, Spire Missouri filed Infrastructure System Replacement Surcharge (“ISRS”) cases for both Spire Missouri East and Spire Missouri West (the “2016/2017 ISRS Cases”). The Missouri Office of the Public Counsel (“OPC”) appealed the MoPSC’s decisions approving these cases to Missouri’s Western District Court of Appeals, arguing that they contained ISRS-ineligible costs. In November 2017, the appellate court reversed the MoPSC’s decision in the 2016/2017 ISRS Cases and remanded the case back to the MoPSC. In June 2018, Spire Missouri filed to establish new ISRS rates in both its East and West divisions (the “2018 ISRS Cases”). In September 2018, the MoPSC issued a report and order finding that Spire Missouri’s ISRS petitions in the 2016/2017 ISRS Cases contained ISRS costs related to the replacement of plastic pipe components that should be removed from the requested revenue requirement; however, the MoPSC ordered that no adjustment to Spire Missouri’s revenues was necessary as the ISRS revenues approved in these cases had been rebased as part of its last general rate cases. Also in September 2018, the MoPSC issued a report and order in the 2018 ISRS Cases stating additional evidence was required to support all investments included in the Spire Missouri’s applications in order to support the recovery of costs related to the replacement of plastic pipe components and approved rates in the 2018 ISRS Cases providing annual revenues of $2.6 for Spire Missouri East and $5.4 for Spire Missouri West. Spire is appealing the removal of costs related to plastic in all cases in the Western District Court. On January 14, 2019, Spire Missouri refiled requests with additional information for approximately $3.2 of the ISRS revenues that were removed by the MoPSC in the 2018 ISRS Cases and filed new ISRS applications for both its East and West service territories. After updating the pro-forma months of December 2018 and January 2019, Spire Missouri is requesting approval of ISRS revenues of $7.4 for Spire Missouri East and $7.4 for Spire Missouri West related to investments made from July 1, 2018, through January 31, 2019. Evidentiary hearings were held in the 2019 cases in April 2019, and Spire Missouri expects an order from the MoPSC prior to the effective date. Per Missouri statute, new rates must become effective within 120 days of the application, or by May 14, 2019.

As part of the annual update for Rate Stabilization and Equalization (“RSE”), on November 30, 2018, Spire Alabama filed an increase for rate year 2019 of $8.7, which became effective December 1, 2018. There was no RSE reduction for the January 31, 2019 quarterly point of test. At March 31, 2019, an estimated RSE reduction for the April 30, 2019 quarterly point of test of $3.3 was recorded to bring the expected rate of return on average common equity at the end of the year to within the allowed rate of return.

On January 25, 2019, the Federal Energy Regulatory Commission (“FERC”) approved the Company’s application to combine its two adjacent natural gas storage facilities in Wyoming into one FERC certificate with a market-based tariff. On February 13, 2019, Spire Storage filed a prior notice request pursuant to the FERC’s regulations and Spire Storage’s blanket certificate authority proposing to construct and operate 10.1 miles of dual 20-inch-diameter pipeline, one new pipeline interconnection with measurement equipment, and related facilities in Uinta County, Wyoming. If authorized by the FERC, the pipeline, interconnection and measurement facilities, will allow Spire Storage to enhance the link between its two storage facilities, provide new, bi-directional access to Kern River Gas Transmission Company’s mainline and afford enhanced access with other interstate pipelines. On April 26, 2019, FERC staff filed a protest stating that Spire Storage did not provide documentation of the project’s compliance with the National Historic Preservation Act. Under the FERC’s regulations, a protested prior notice filing will be treated like a traditional application under Section 7 of the Natural Gas Act unless the protest is withdrawn within 30 days from the date upon which protests are due.

Under the terms of the January 2017 Precedent Agreement between Spire STL Pipeline and Spire Missouri, if Spire STL Pipeline files with FERC to increase its initial recourse rate at any time before the pipeline’s in-service date, and if FERC approves such request in whole or in part, then Spire Missouri’s negotiated rate will automatically increase by the same percentage increase to the initial recourse rate, up to a maximum increase of two cents per dekatherm per day.

5. FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring October 31, 2023. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment, with commitments fees applied for each borrower relative to its credit rating. Spire may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on March 31, 2019, total debt was 54% of total capitalization for the consolidated Company, 47% for Spire Missouri, and 37% for Spire Alabama. There were no borrowings against this credit facility as of March 31, 2019, September 30, 2018, or March 31, 2018.

Spire has a commercial paper program (“CP Program”) pursuant to which Spire may issue short-term, unsecured commercial paper notes. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding under the CP Program at any time not to exceed $975.0. The notes may have maturities of up to 365 days from date of issue.

Information about Spire’s consolidated short-term borrowings and about Spire Missouri’s and Spire Alabama’s borrowings from Spire is presented in the following table. As of March 31, 2019, $344.6 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire Commercial Paper Borrowings	Spire Missouri Borrowings from Spire	Spire Alabama Borrowings from Spire
Six Months Ended March 31, 2019
Weighted average borrowings outstanding	$598.3	$313.5	$117.3
Weighted average interest rate	2.8%	2.8%	2.8%
Range of borrowings outstanding	$482.5 – $689.3	$205.1 – $404.9	$43.8 – $169.2
As of March 31, 2019
Borrowings outstanding	$512.0	$232.9	$73.7
Weighted average interest rate	2.8%	2.8%	2.8%
As of September 30, 2018
Borrowings outstanding	$553.6	$345.3	$142.5
Weighted average interest rate	2.4%	2.3%	2.3%
As of March 31, 2018
Borrowings outstanding	$391.7	$175.8	$82.3
Weighted average interest rate	2.2%	2.2%	2.2%

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary covenants and default provisions. As of March 31, 2019, there were no events of default under these covenants.

Interest expense shown on Spire’s consolidated statements of income and Spire Missouri’s statements of comprehensive income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Spire	$1.4	$0.6	$2.6	$1.0
Spire Missouri	0.4	0.2	0.9	0.4

In October 2018, the Company settled a $10.0 non-interest-bearing note. In December 2018, Spire Missouri entered into a new loan agreement providing for a term loan of $100.0, which was fully funded on December 3, 2018, and which matures on December 1, 2021, subject to optional prepayment by Spire Missouri. Borrowings under the loan agreement bear interest at a rate determined by reference to the London Interbank Offered Rate (LIBOR), plus a margin based on Spire Missouri’s senior debt rating as determined by Standard & Poor’s Rating Services or Moody’s Investors Services, Inc.

On January 15, 2019, Spire Alabama entered into the Second Supplement to Master Note Purchase Agreement with certain institutional investors. Pursuant to the terms of that supplement, Spire Alabama issued and sold to those institutional investors in a private placement $90.0 of 4.64% Series 2019A Senior Notes due January 15, 2049. The notes bear interest from the date of issuance, payable semi-annually on the 15th day of July and January of each year, commencing on July 15, 2019. The notes are senior unsecured obligations of Spire Alabama, rank equal in right to payment with all its other senior unsecured indebtedness, and have make-whole and par call options. Spire Alabama used the proceeds to repay short-term debt and for general corporate purposes.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of March 31, 2019, September 30, 2018, or March 31, 2018.

The carrying amounts of cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 7, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of March 31, 2019
Cash and cash equivalents	$11.1	$11.1	$11.1	$—
Notes payable	512.0	512.0	—	512.0
Long-term debt, including current portion	2,256.9	2,319.9	—	2,319.9
As of September 30, 2018
Cash and cash equivalents	$4.4	$4.4	$4.4	$—
Notes payable	553.6	553.6	—	553.6
Long-term debt, including current portion	2,075.6	2,074.0	—	2,074.0
As of March 31, 2018
Cash and cash equivalents	$17.8	$17.8	$17.8	$—
Notes payable	391.7	391.7	—	391.7
Long-term debt, including current portion	2,179.4	2,241.3	—	2,241.3

Spire Missouri
As of March 31, 2019
Cash and cash equivalents	$6.9	$6.9	$6.9	$—
Notes payable – associated companies	232.9	232.9	—	232.9
Long-term debt, including current portion	974.7	1,036.9	—	1,036.9
As of September 30, 2018
Cash and cash equivalents	$2.0	$2.0	$2.0	$—
Notes payable – associated companies	345.3	345.3	—	345.3
Long-term debt, including current portion	874.4	906.6	—	906.6
As of March 31, 2018
Cash and cash equivalents	$10.2	$10.2	$10.2	$—
Notes payable – associated companies	175.8	175.8	—	175.8
Long-term debt, including current portion	974.0	1,033.6	—	1,033.6

Spire Alabama
As of March 31, 2019
Cash and cash equivalents	$0.1	$0.1	$0.1	$—
Notes payable – associated companies	73.7	73.7	—	73.7
Long-term debt, including current portion	412.1	423.8	—	423.8
As of September 30, 2018
Notes payable – associated companies	$142.5	$142.5	$—	$142.5
Long-term debt	322.6	321.7	—	321.7
As of March 31, 2018
Notes payable – associated companies	$82.3	$82.3	$—	$82.3
Long-term debt	322.5	332.7	—	332.7

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

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (“NYMEX”) or the Intercontinental Exchange (“ICE”). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of March 31, 2019, September 30, 2018, and March 31, 2018, consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2019
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$19.7	$—	$—	$—	$19.7
NYMEX/ICE natural gas contracts	2.5	—	—	(2.5)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	7.1	—	(4.3)	3.0
Natural gas commodity contracts	—	30.4	—	(3.4)	27.0
Other:
U.S. stock/bond mutual funds	11.9	—	—	—	11.9
Total	$34.3	$37.5	$—	$(10.2)	$61.6
LIABILITIES
Gas Marketing:
NYMEX/ICE natural gas contracts	$0.4	$4.1	$-	$(4.5)	$-
Natural gas commodity contracts	—	18.9	0.2	(3.5)	15.6
Other:
Interest rate swaps	—	15.2	—	—	15.2
Total	$0.4	$38.2	$0.2	$(8.0)	$30.8

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2018
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.3	$—	$—	$—	$20.3
NYMEX/ICE natural gas contracts	2.7	—	—	(2.7)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	4.0	—	(4.2)	—
Natural gas commodity contracts	—	17.5	—	(1.5)	16.0
Other:
U.S. stock/bond mutual funds	8.9	—	—	—	8.9
Interest rate swaps	—	3.0	—	—	3.0
Total	$32.1	$24.5	$—	$(8.4)	$48.2
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.9	10.5	—	(11.4)	—
Natural gas commodity contracts	—	7.5	0.2	(1.5)	6.2
Total	$2.8	$18.0	$0.2	$(14.8)	$6.2

As of March 31, 2018
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$19.1	$4.1	$—	$—	$23.2
NYMEX/ICE natural gas contracts	0.1	—	—	(0.1)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	3.3	—	(3.5)	—
Natural gas commodity contracts	—	7.4	0.1	(2.1)	5.4
Other:
Interest rate swaps	—	1.0	—	—	1.0
Total	$19.4	$15.8	$0.1	$(5.7)	$29.6
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.2	$—	$—	$(0.2)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.6	9.8	—	(10.4)	—
Natural gas commodity contracts	—	14.3	—	(2.1)	12.2
Total	$0.8	$24.1	$—	$(12.7)	$12.2

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2019
ASSETS
U.S. stock/bond mutual funds	$19.7	$—	$—	$—	$19.7
NYMEX/ICE natural gas contracts	2.5	—	—	(2.5)	—
Total	$22.2	$—	$—	$(2.5)	$19.7

As of September 30, 2018
ASSETS
U.S. stock/bond mutual funds	$20.3	$—	$—	$—	$20.3
NYMEX/ICE natural gas contracts	2.7	—	—	(2.7)	—
Total	$23.0	$—	$—	$(2.7)	$20.3
LIABILITIES
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—

As of March 31, 2018
ASSETS
U.S. stock/bond mutual funds	$19.1	$4.1	$—	$—	$23.2
NYMEX/ICE natural gas contracts	0.1	—	—	(0.1)	—
Total	$19.2	$4.1	$—	$(0.1)	$23.2
LIABILITIES
NYMEX/ICE natural gas contracts	$0.2	$—	$—	$(0.2)	$—

Spire Alabama

Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of March 31, 2019, September 30, 2018, and March 31, 2018, Spire Alabama had no outstanding derivative contracts.

8. CONCENTRATIONS OF CREDIT RISK

Other than in Spire Marketing, Spire has no significant concentrations of credit risk.

A significant portion of Spire Marketing’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, Spire Marketing may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry with whom it conducts both sales and purchases of natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in its accounts receivable attributable to energy producers and their marketing affiliates totaled $18.1 at March 31, 2019 ($7.3 reflecting netting arrangements). Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $94.8 at March 31, 2019 ($84.0 reflecting netting arrangements).

Spire Marketing also has concentrations of credit risk with pipeline companies associated with its natural gas receivable and with certain individually significant counterparties. At March 31, 2019, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $31.5 ($27.3 reflecting netting arrangements). Four of these five counterparties are investment-grade rated companies. The fifth is not rated but is a subsidiary of an investment-grade rated company.

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

The net periodic pension cost included the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Spire
Service cost – benefits earned during the period	$4.9	$5.2	$9.7	$10.4
Interest cost on projected benefit obligation*	7.0	6.9	14.1	13.8
Expected return on plan assets*	(8.9)	(9.5)	(18.0)	(19.2)
Amortization of prior service credit*	(0.3)	(0.2)	(0.6)	(0.5)
Amortization of actuarial loss*	2.3	2.9	4.6	6.0
Loss on lump-sum settlements*	—	9.4	—	9.4
Subtotal	5.0	14.7	9.8	19.9
Regulatory adjustment	9.8	24.0	19.7	28.3
Net pension cost	$14.8	$38.7	$29.5	$48.2

Spire Missouri
Service cost – benefits earned during the period	$3.1	$3.2	$6.2	$6.5
Interest cost on projected benefit obligation*	4.9	4.9	9.9	9.8
Expected return on plan assets*	(6.3)	(7.0)	(12.7)	(14.2)
Amortization of prior service cost*	0.2	0.2	0.4	0.4
Amortization of actuarial loss*	2.2	2.5	4.3	5.1
Loss on lump-sum settlements*	—	9.4	—	9.4
Subtotal	4.1	13.2	8.1	17.0
Regulatory adjustment	7.9	21.9	15.9	24.3
Net pension cost	$12.0	$35.1	$24.0	$41.3

Spire Alabama
Service cost – benefits earned during the period	$1.6	$1.7	$3.1	$3.3
Interest cost on projected benefit obligation*	1.5	1.4	3.0	2.8
Expected return on plan assets*	(1.8)	(1.7)	(3.6)	(3.4)
Amortization of prior service credit*	(0.5)	(0.4)	(0.9)	(0.9)
Amortization of actuarial loss*	0.2	0.4	0.4	0.9
Subtotal	1.0	1.4	2.0	2.7
Regulatory adjustment	1.7	1.9	3.4	3.6
Net pension cost	$2.7	$3.3	$5.4	$6.3

* Denotes pension expense line items that are recorded below the operating income line in the income statements, in the line items “Other Income, Net” or “Other Income (Expense), Net.”

Pursuant to the provisions of the Missouri Utilities’ and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the second quarter and first six months of fiscal 2019, no pension plans met the criteria for settlement recognition. In the quarter ended March 31, 2018, the two Spire Missouri plans met the criteria for settlement recognition, resulting in the remeasurement of the obligation of the plans using updated census data and assumptions for discount and mortality. For these plans the total lump-sum payments recognized as settlements for plan remeasurement was $39.5 and the lump-sum settlements resulted in losses of $9.4. As part of the remeasurement, the discount rate on the one Missouri plan was updated to 4.0% from 3.75%, while the other Missouri plan had its discount rate updated to 4.0% from 3.70%.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2019 contributions to Spire Missouri’s pension plans through March 31, 2019 were $8.5 to the qualified trusts and none to non-qualified plans. There were no fiscal 2019 contributions to the Spire Alabama pension plans through March 31, 2019.

Contributions to the qualified trusts of the Missouri Utilities’ pension plans for the remainder of fiscal 2019 are anticipated to be $18.2. No material contributions to Spire Alabama’s pension plans are expected to be required for the remainder of fiscal 2019.

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

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Spire
Service cost – benefits earned during the period	$1.8	$2.4	$3.7	$4.7
Interest cost on accumulated postretirement benefit obligation*	2.1	2.2	4.4	4.4
Expected return on plan assets*	(3.9)	(3.5)	(8.0)	(7.0)
Amortization of prior service credit*	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of actuarial (gain) loss*	(0.2)	0.2	(0.3)	0.4
Subtotal	(0.3)	1.2	(0.3)	2.4
Regulatory adjustment	2.6	—	5.0	0.1
Net postretirement benefit cost	$2.3	$1.2	$4.7	$2.5

Spire Missouri
Service cost – benefits earned during the period	$1.7	$2.3	$3.4	$4.5
Interest cost on accumulated postretirement benefit obligation*	1.7	1.8	3.4	3.6
Expected return on plan assets*	(2.7)	(2.5)	(5.5)	(4.9)
Amortization of prior service cost*	—	—	0.1	0.1
Amortization of actuarial (gain) loss*	(0.2)	0.2	(0.3)	0.4
Subtotal	0.5	1.8	1.1	3.7
Regulatory adjustment	3.0	0.5	5.9	1.0
Net postretirement benefit cost	$3.5	$2.3	$7.0	$4.7

Spire Alabama
Service cost – benefits earned during the period	$0.1	$0.1	$0.2	$0.1
Interest cost on accumulated postretirement benefit obligation*	0.4	0.3	0.9	0.7
Expected return on plan assets*	(1.2)	(1.0)	(2.4)	(2.0)
Amortization of prior service credit*	(0.1)	(0.1)	(0.2)	(0.2)
Subtotal	(0.8)	(0.7)	(1.5)	(1.4)
Regulatory adjustment	(0.4)	(0.5)	(0.9)	(0.9)
Net postretirement benefit income	$(1.2)	$(1.2)	$(2.4)	$(2.3)

* Denotes other postretirement expense line items that are recorded below the operating income line in the income statements, in the line items “Other Income, Net” or “Other Income (Expense), Net.”

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through March 31, 2019 for the Missouri Utilities or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2019
Operating Revenues:
Revenues from external customers	$776.7	$25.4	$1.4	$—	$803.5
Intersegment revenues	0.1	0.1	2.9	(3.1)	—
Total Operating Revenues	776.8	25.5	4.3	(3.1)	803.5
Operating Expenses:
Gas Utility
Natural and propane gas	366.7	—	—	(29.3)	337.4
Operation and maintenance	112.0	—	—	(2.5)	109.5
Depreciation and amortization	44.4	—	—	—	44.4
Taxes, other than income taxes	57.4	—	—	—	57.4
Total Gas Utility Operating Expenses	580.5	—	—	(31.8)	548.7
Gas Marketing and Other	—	8.7	7.9	28.7	45.3
Total Operating Expenses	580.5	8.7	7.9	(3.1)	594.0
Operating Income (Loss)	$196.3	$16.8	$(3.6)	$—	$209.5
Net Economic Earnings (Loss)	$146.7	$6.2	$(5.0)	$—	$147.9

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2018
Operating Revenues:
Revenues from external customers	$790.6	$21.3	$1.5	$—	$813.4
Intersegment revenues	0.2	—	2.9	(3.1)	—
Total Operating Revenues	790.8	21.3	4.4	(3.1)	813.4
Operating Expenses:
Gas Utility
Natural and propane gas	403.2	—	—	(19.5)	383.7
Operation and maintenance	137.5	—	—	(2.2)	135.3
Depreciation and amortization	41.1	—	—	—	41.1
Taxes, other than income taxes	58.0	—	—	—	58.0
Total Gas Utility Operating Expenses	639.8	—	—	(21.7)	618.1
Gas Marketing and Other	—	20.2	6.4	18.6	45.2
Total Operating Expenses	639.8	20.2	6.4	(3.1)	663.3
Operating Income (Loss)	$151.0	$1.1	$(2.0)	$—	$150.1
Net Economic Earnings (Loss)	$131.7	$10.2	$(4.7)	$—	$137.2

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2019
Operating Revenues:
Revenues from external customers	$1,350.5	$51.2	$3.8	$—	$1,405.5
Intersegment revenues	1.5	0.1	5.9	(7.5)	—
Total Operating Revenues	1,352.0	51.3	9.7	(7.5)	1,405.5
Operating Expenses:
Gas Utility
Natural and propane gas	658.5	—	—	(69.4)	589.1
Operation and maintenance	216.9	—	—	(4.9)	212.0
Depreciation and amortization	88.1	—	—	—	88.1
Taxes, other than income taxes	96.6	—	—	—	96.6
Total Gas Utility Operating Expenses	1,060.1	—	—	(74.3)	985.8
Gas Marketing and Other	—	22.0	16.3	66.8	105.1
Total Operating Expenses	1,060.1	22.0	16.3	(7.5)	1,090.9
Operating Income (Loss)	$291.9	$29.3	$(6.6)	$—	$314.6
Net Economic Earnings (Loss)	$213.1	$14.5	$(13.8)	$—	$213.8

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2018
Operating Revenues:
Revenues from external customers	$1,332.5	$40.9	$1.8	$—	$1,375.2
Intersegment revenues	0.3	—	5.4	(5.7)	—
Total Operating Revenues	1,332.8	40.9	7.2	(5.7)	1,375.2
Operating Expenses:
Gas Utility
Natural and propane gas	666.6	—	—	(42.1)	624.5
Operation and maintenance	238.4	—	—	(4.1)	234.3
Depreciation and amortization	81.4	—	—	—	81.4
Taxes, other than income taxes	94.7	—	—	—	94.7
Total Gas Utility Operating Expenses	1,081.1	—	—	(46.2)	1,034.9
Gas Marketing and Other	—	34.8	10.9	40.5	86.2
Total Operating Expenses	1,081.1	34.8	10.9	(5.7)	1,121.1
Operating Income (Loss)	$251.7	$6.1	$(3.7)	$—	$254.1
Net Economic Earnings (Loss)	$191.2	$13.8	$(9.9)	$—	$195.1

The Company’s total assets by segment were as follows:

	March 31,	September 30,	March 31,
	2019	2018	2018
Total Assets:
Gas Utility	$5,850.1	$5,606.7	$5,484.3
Gas Marketing	366.7	295.3	208.6
Other	2,396.8	2,508.0	2,211.9
Eliminations	(1,340.0)	(1,566.4)	(1,318.0)
Total Assets	$7,273.6	$6,843.6	$6,586.8

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net Income	$154.6	$98.2	$221.9	$214.2
Adjustments, pre-tax:
Missouri regulatory adjustments	—	30.6	—	30.6
Unrealized (gain) loss on energy-related derivatives	(9.1)	11.8	(11.3)	12.6
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.2)	—	(0.3)
Acquisition, divestiture and restructuring activities	—	2.0	0.4	3.7
Income tax effect of adjustments	2.4	(11.1)	2.8	(11.7)
Effect of the Tax Cuts and Jobs Act	—	5.9	—	(54.0)
Net Economic Earnings	$147.9	$137.2	$213.8	$195.1

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2032, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2019, are estimated at $1,826.5, $648.2, and $385.8 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

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

Spire Missouri

Spire Missouri has identified three former MGP sites in the city of St. Louis, Missouri (the “City”) where costs have been incurred and claims have been asserted. Spire Missouri has enrolled two of the sites in the Missouri Department of Natural Resources (“MDNR”) Brownfields/Voluntary Cleanup Program (“BVCP”). The third site is the result of a relatively new claim assertion by the U.S. Environmental Protection Agency (“EPA”) and such claim is currently being investigated.

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

As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC 980, Regulated Operations. Reductions in deferred income tax balances due to the reduction in the corporate income tax rate will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. In the third quarter of fiscal 2018, the MoPSC Amended Report and Order took effect and the estimated excess accumulated deferred income tax began to be returned to customers in rates. The amount being returned is estimated with a tracker established to defer the difference from the estimated amounts to the actual amounts once the actual amounts have been calculated. During the three and six months ended March 31, 2019, Spire Missouri returned excess accumulated deferred taxes of $2.1 and $4.2, respectively. The treatment for accumulated deferred income tax balances for Spire Alabama, Spire Gulf and Spire Mississippi is yet to be determined by state regulators.

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

Other

Other components of the Company’s consolidated information include:

•	unallocated corporate items, including certain debt and associated interest costs;
•	Spire STL Pipeline LLC (“STL Pipeline”) and Spire Storage West LLC (“Spire Storage”), described below; and
•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas, and risk management, among other activities.

Spire STL Pipeline LLC is a wholly owned subsidiary of Spire constructing and planning the operation of a 65-mile pipeline to connect to the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. The Federal Energy Regulatory Commission (“FERC”) issued a Certificate of Public Convenience and Necessity in August 2018 and a Notice to Proceed in November 2018, allowing construction to begin. The pipeline will operate under FERC jurisdiction and will be capable of delivering up to 4 million therms per day of natural gas into eastern Missouri. Spire Missouri will be the foundational shipper with a contractual commitment of 3.5 million therms per day. Construction is underway and is anticipated to be completed by the end of the fiscal year.

Spire Storage is engaged in the storage of natural gas in the Western region of the United States. Spire Storage consists of two adjacent storage facilities: Ryckman Creek acquired in December 2017 and Clear Creek acquired in May 2018. The acquisition of Clear Creek created an opportunity to develop a larger, more flexible, and more reliable combined storage platform that optimizes the commercial opportunity in the region. Accordingly, Spire Storage filed an application with the FERC to operate both facilities in an integrated fashion under a single market-based tariff, which the FERC approved seven months later on January 25, 2019. The timing of the FERC approval, coupled with the additional review of the geological and operational capabilities of the combined facilities, has lengthened the time required to finalize a new development plan that will position Spire Storage to optimize the combined facilities. It is anticipated that the final development plan will result in added investments in resources, infrastructure and pipeline connectivity between the facilities and with nearly interstate pipelines to ensure Spire Storage can deliver the enhanced deliverability, services and value that exists in the region.

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

EARNINGS – THREE MONTHS ENDED MARCH 31, 2019

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share**
Three Months Ended March 31, 2019
Net Income (Loss) [GAAP]	$146.7	$12.9	$(5.0)	$154.6	$3.04
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	—	(9.1)	—	(9.1)	(0.18)
Income tax effect of adjustments*	—	2.4	—	2.4	0.04
Net Economic Earnings (Loss) [Non-GAAP]**	$146.7	$6.2	$(5.0)	$147.9	$2.90

Three Months Ended March 31, 2018
Net Income (Loss) [GAAP]	$102.5	$0.3	$(4.6)	$98.2	$2.03
Adjustments, pre-tax:
Missouri regulatory adjustments	30.6	—	—	30.6	0.63
Unrealized loss on energy-related derivatives	—	11.8	—	11.8	0.24
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.2)	—	(0.2)	(0.01)
Acquisition, divestiture and restructuring activities	0.2	—	1.8	2.0	0.04
Income tax effect of adjustments*	(7.6)	(3.0)	(0.5)	(11.1)	(0.22)
Effect of the Tax Cuts and Jobs Act (“TCJA”)	6.0	1.3	(1.4)	5.9	0.12
Net Economic Earnings (Loss) [Non-GAAP]**	$131.7	$10.2	$(4.7)	$137.2	$2.83

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

Consolidated

Spire’s net income was $154.6 for the three months ended March 31, 2019, compared with $98.2 for the three months ended March 31, 2018. Basic and diluted earnings per share for the three months ended March 31, 2019, were $3.05 and $3.04, respectively, compared with basic and diluted earnings per share of $2.03 for the three months ended March 31, 2018. Net income increased $56.4, reflecting a $44.2 increase in the Gas Utility segment and a $12.6 increase in Gas Marketing. The Gas Utility increase reflects a $38.4 ($23.6 after-tax) expense for Missouri rate case write-offs recorded in the prior-year quarter and a rate design change at the Missouri Utilities in the current quarter. Gas Marketing net income increased due to a $20.7 ($15.3 after-tax) improvement in derivative activity and fair value measurements, as well as the benefit of its geographic expansion, offset by a return to more normalized basis differentials in the current quarter as compared to the prior year.

Spire’s net economic earnings were $147.9 ($2.90 per diluted share) for the three months ended March 31, 2019, an increase of $10.7 from the $137.2 ($2.83 per diluted share) reported for the same period last year. For the current quarter both net income per share and net economic earnings per share were impacted by 2.3 million shares that were issued in May 2018. The principal drivers of the increase in net economic earnings was the rate design impact at the Missouri Utilities, offset partly by lower Gas Marketing earnings, as reflected in the table. These impacts are described in further detail below.

Gas Utility

For the three months ended March 31, 2019, net economic earnings for the Gas Utility segment increased $15.0 from the second quarter last year, with earnings growth across all the Utilities.  The new rate design at the Missouri Utilities lowered the fixed monthly charge and increased the volumetric component, resulting in the shifting of revenues and earnings from April - October to the November - March time periods when the highest volume of gas is used by customers. The Utilities also experienced $3.3 higher operation and maintenance (“O&M”) expense in the second quarter of fiscal 2019 after removal of Missouri rate case write-offs and a $9.6 net quarter-over-quarter increase due to the mix of service and non-service postretirement benefits costs now recorded in other income and expense, combined with higher depreciation expenses resulting from the continued infrastructure investment at all the Utilities. These impacts are discussed in further detail below.

Gas Marketing

For the three months ended March 31, 2019, net economic earnings for the Gas Marketing segment decreased $4.0 compared with the second quarter last year. Second quarter NEE was $6.2, down from $10.2 in the prior year that included incremental earnings from unusually favorable weather-driven market conditions. The solid performance in the current year period reflects the benefit of geographic expansion that created additional opportunities to optimize the segment’s supply, transportation and storage portfolio. This was more than offset by a return to more normal market conditions with narrower basis differentials.

Other

For the three months ended March 31, 2019, net economic loss for Other increased $0.3 compared with the second quarter last year. This increase reflects a $4.8 operating loss associated with Spire Storage (where operating and restructuring costs were excluded from NEE in the prior year) and higher interest expense due to increased short-term rates, both of which were largely offset by higher Allowance for Funds Used During Construction (“AFUDC”) income for Spire STL Pipeline.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2019
Operating Income (Loss) [GAAP]	$196.3	$16.8	$(3.6)	$—	$209.5
Operation and maintenance expenses	112.0	2.7	6.5	(2.9)	118.3
Depreciation and amortization	44.4	—	0.5	—	44.9
Taxes, other than income taxes	57.4	0.3	0.4	—	58.1
Less: Gross receipts tax expense	(43.4)	(0.1)	—	—	(43.5)
Contribution Margin [Non-GAAP]	366.7	19.7	3.8	(2.9)	387.3
Natural and propane gas costs	366.7	5.7	0.5	(0.2)	372.7
Gross receipts tax expense	43.4	0.1	—	—	43.5
Operating Revenues	$776.8	$25.5	$4.3	$(3.1)	$803.5

Three Months Ended March 31, 2018
Operating Income (Loss) [GAAP]	$151.0	$1.1	$(2.0)	$—	$150.1
Operation and maintenance expenses	137.5	1.5	5.8	(2.6)	142.2
Depreciation and amortization	41.1	—	0.4	—	41.5
Taxes, other than income taxes	58.0	0.1	0.1	—	58.2
Less: Gross receipts tax expense	(43.5)	(0.1)	—	—	(43.6)
Contribution Margin [Non-GAAP]	344.1	2.6	4.3	(2.6)	348.4
Natural and propane gas costs	403.2	18.6	0.1	(0.5)	421.4
Gross receipts tax expense	43.5	0.1	—	—	43.6
Operating Revenues	$790.8	$21.3	$4.4	$(3.1)	$813.4

Consolidated

As shown in the table above, Spire reported operating revenue of $803.5, a decrease of $9.9 for the three months ended March 31, 2019, compared with the same period last year, primarily due to a $14.0 reduction in the Gas Utility segment. Spire’s contribution margin increased $38.9 compared with last year, due to increases in the Gas Utility and Gas Marketing segments of $22.6 and $17.1, respectively, before intersegment eliminations. Depreciation and amortization expenses were up $3.3 in the Gas Utility segment, reflecting the higher overall capital investments across all utilities. Gas Utility O&M expenses in the quarter were $25.5 lower than the prior-year quarter, driven primarily by Missouri rate case write-offs of $38.4 recorded in the prior-year quarter, offset by $9.6 net quarter-over-quarter increase due to the mix of service and non-service postretirement benefits costs now recorded in other income and expense. Excluding these impacts, Gas Utility O&M expenses increased approximately $3.3 versus the second quarter in the prior year, as a net $4.0 increase in employee benefits and energy efficiency costs from the Missouri rate cases were partially offset by lower other discretionary costs. These impacts are described in further detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the three months ended March 31, 2019, were $776.8, or $14.0 lower than the same period last year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Missouri Utilities – 2018 rate case resets (net of TCJA giveback)	$19.6
Spire Alabama – Rate Stabilization and Equalization (“RSE”): net renewal and giveback	2.4
Missouri Utilities and Spire Alabama – Lower PGA/GSA cost recoveries	(20.2)
Missouri Utilities and Spire Alabama – Volumetric usage (net of weather mitigation)	(12.1)
Missouri Utilities – Off-system sales and capacity release	(3.6)
All other factors	(0.1)
Total Variation	$(14.0)

The decrease in revenues was driven by lower gas cost recoveries, and lower volumetric usage. Although the Missouri Utilities saw a $3.3 increase in revenues due to higher volumetric usage (net of weather mitigation), which was a function of colder weather patterns experienced across their service areas in the current quarter, Spire Alabama’s usage declined by $15.4, more than offsetting the increase in Missouri. These impacts were only partly offset by the $19.6 increase in revenues due to rate design changes (net of TCJA giveback) at the Missouri Utilities as a result of the 2018 rate cases, and the $2.4 RSE regulatory adjustment at Spire Alabama. The new Missouri rate design lowered the fixed monthly charge and increased the volumetric component, resulting in the shifting of revenues from April - October to the November - March time periods when the highest volume of gas is used by customers.

Contribution Margin – Gas Utility contribution margin was $366.7 for the three months ended March 31, 2019, a $22.6 increase over the same period last year. The increase was attributable to the following factors:

Missouri Utilities – 2018 rate case resets (net of TCJA giveback)	$19.6
Spire Alabama – RSE: net renewal and giveback	2.4
Missouri Utilities and Spire Alabama – Volumetric usage (net of weather mitigation)	(1.5)
All other factors	2.1
Total Variation	$22.6

The increase in contribution margin was primarily attributable to the Missouri Utilities’ rate case resets, as discussed under Operating Revenues above. Contribution margin was also slightly favorable due to the $2.4 RSE adjustment at Spire Alabama. Offsetting these positive impacts was a slightly negative volume usage impact (net of weather mitigation) of $1.5.

Operating Expenses – O&M expenses for the three months ended March 31, 2019 were $25.5 lower than the same period in the prior year. The decrease reflects $38.4 in Missouri rate case write-offs in the prior year, offset by $9.6 net quarter-over-quarter increase due to the mix of service and non-service postretirement benefits costs now recorded in other income and expense. Excluding these adjustments, O&M increased $3.3 versus the prior year, due primarily to higher employee benefits and energy efficiency costs resulting from the 2018 Missouri rate cases of $4.0, with other discretionary spend down marginally from last year. Depreciation and amortization expenses for the three months ended March 31, 2019, increased $3.3 from last year, the result of higher levels of capital expenditures across all the Utilities.

Gas Marketing

Operating Revenues – Operating revenues increased $4.2 versus the prior-year period resulting from higher volumetric gas sales, higher transport activity and higher general pricing. Average pricing for the three months ended March 31, 2019, was approximately $2.969/MMBtu versus approximately $2.828/MMBtu for the quarter ended March 31, 2018.

Contribution Margin – Gas Marketing contribution margin during the three months ended March 31, 2019 increased $17.1 from the same period last year, largely reflecting a $20.7 increase of gas contract derivative activity excluded from net economic earnings. Excluding these gains, margins decreased by $3.6 from the prior year reflecting a return to more normal market conditions with narrower basis differentials, offset in part by geographic expansion that created additional opportunities to optimize the segment’s supply, transportation and storage portfolio.

Interest Charges

Consolidated interest charges during the three months ended March 31, 2019, increased by $2.2 from the same period last year. The increase was primarily driven by net long-term debt issuances and higher rates and levels of short-term borrowings. For the three months ended March 31, 2019 and 2018, average short-term borrowings were $573.1 and $545.8, respectively, and the average interest rates on these borrowings were 2.93% and 2.05%, respectively. Partly offsetting these factors was an increase in the non-cash AFUDC income for Spire STL Pipeline compared to the prior year.

Income Taxes

Consolidated income tax expense during the three months ended March 31, 2019, increased $14.5 from the same period last year, primarily due to an increase in pre-tax book income and the prior year benefiting from a TCJA adjustment, offset in part by the amortization of excess deferred taxes in the current year.

Spire Missouri

	Three Months Ended March 31,
	2019	2018
Operating Income [GAAP]	$102.4	$61.6
Operation and maintenance expenses	70.7	94.0
Depreciation and amortization	27.8	25.2
Taxes, other than income taxes	41.9	41.2
Less: Gross receipts tax expense	(32.1)	(30.6)
Contribution Margin [Non-GAAP]	210.7	191.4
Natural and propane gas costs	313.8	311.2
Gross receipts tax expense	32.1	30.6
Operating Revenues	$556.6	$533.2
Net Income	$80.0	$38.4

Operating revenues for the three months ended March 31, 2019, increased $23.4 from the same period last year primarily due to a $19.6 increase attributable to rate design changes (net of TCJA giveback) resulting from the 2018 rate case resets, and a $3.3 increase in volumetric usage (net of weather mitigation) resulting from colder weather. Contribution margin for the three months ended March 31, 2019, increased $19.3 from the same period last year, largely due to the $19.6 from the rate design changes mentioned above.

O&M expenses for the three months ended March 31, 2019 decreased $23.3 primarily due to $38.4 in Missouri rate case write-offs recorded in the prior-year quarter, offset by $9.6 net quarter-over-quarter increase due to the mix of service and non-service postretirement benefits costs now recorded in other income and expense. Excluding these items, operating expenses increased by $5.5, primarily due to an increase in higher employee benefits and energy efficiency costs resulting from the 2018 rate case that is fully recovered in operating revenues. Depreciation and amortization increased $2.6 in the current quarter versus the prior-year quarter due to higher capital investments.

For the quarter ended March 31, 2019, net income increased $41.6 versus the prior-year quarter, which was primarily the result of the $23.6 after-tax rate case charge in the prior year, combined with the higher contribution margin in the current-year quarter.

Degree days in Spire Missouri’s service areas during the three months ended March 31, 2019, were 10% colder than normal and 6% colder than the same period last year, resulting in higher usage on a year-over-year comparative basis. The Missouri Utilities’ total system therms sold and transported were 829.0 million for the three months ended March 31, 2019, compared with 786.5 million for the same period last year. Total off-system therms sold and transported were 11.7 million for the three months ended March 31, 2019, compared with 37.0 million for the same period last year, as a 5% increase in current-year system demand reduced therm availability for off-system sales. Revenues and margins were not significantly impacted from colder weather due to weather mitigation in our rate design.

Spire Alabama

	Three Months Ended March 31,
	2019	2018
Operating Income [GAAP]	$79.6	$77.1
Operation and maintenance expenses	33.4	35.2
Depreciation and amortization	13.7	13.1
Taxes, other than income taxes	12.6	14.4
Less: Gross receipts tax expense	(9.6)	(11.6)
Contribution Margin [Non-GAAP]	129.7	128.2
Natural and propane gas costs	41.1	78.5
Gross receipts tax expense	9.6	11.6
Operating Revenues	$180.4	$218.3
Net Income	$56.7	$55.6

Operating revenues for the three months ended March 31, 2019, decreased $37.9 from the same period last year. The change in operating revenue was driven principally by a $22.9 decrease in gas cost recoveries versus the prior year and lower current-year volumetric usage impacts of $15.4. Contribution margin increased $1.5, primarily due to the 2019 rate reset (RSE renewal and giveback) of $2.4, partly offset by lower volumes.

Depreciation and amortization expenses for the three months ended March 31, 2019, were $0.6 higher than the same period last year, the result of continued infrastructure investment. O&M expenses were $1.8 lower, primarily due to lower employee-related costs.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended March 31, 2019 were 21% warmer than normal and 18% warmer than a year ago. Spire Alabama’s total system therms sold and transported were 316.5 million for the three months ended March 31, 2019, compared with 333.7 million for the same period last year.

EARNINGS – SIX MONTHS ENDED MARCH 31, 2019

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Share**
Six Months Ended March 31, 2019
Net Income (Loss) [GAAP]	$213.1	$22.9	$(14.1)	$221.9	$4.36
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	—	(11.3)	—	(11.3)	(0.22)
Acquisition, divestiture and restructuring activities	—	—	0.4	0.4	0.01
Income tax effect of adjustments*	—	2.9	(0.1)	2.8	0.05
Net Economic Earnings (Loss) [Non-GAAP]	$213.1	$14.5	$(13.8)	$213.8	$4.20

Six Months Ended March 31, 2018
Net Income [GAAP]	$147.7	$3.8	$62.7	$214.2	$4.42
Adjustments, pre-tax:
Missouri regulatory adjustments	30.6	—	—	30.6	0.63
Unrealized loss on energy-related derivatives	—	12.6	—	12.6	0.26
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.3)	—	(0.3)	(0.01)
Acquisition, divestiture and restructuring activities	0.2	—	3.5	3.7	0.08
Income tax effect of adjustments*	(7.6)	(3.2)	(0.9)	(11.7)	(0.24)
Effect of the Tax Cuts and Jobs Act	20.3	0.9	(75.2)	(54.0)	(1.12)
Net Economic Earnings (Loss) [Non-GAAP]	$191.2	$13.8	$(9.9)	$195.1	$4.02
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

Consolidated

Spire’s net income was $221.9 for the six months ended March 31, 2019, compared with $214.2 for the six months ended March 31, 2018. Basic and diluted earnings per share for the six months ended March 31, 2019, were $4.37 and $4.36, respectively, compared with basic and diluted earnings per share of $4.43 and $4.42, respectively, for the six months ended March 31, 2018. The increase in net income of $7.7 reflects a $54.0 prior year income benefit relating to the implementation of the TCJA, partly offset by $38.4 in pre-tax ($23.6 after-tax) expense for Missouri rate case write-offs recorded in the prior year. Excluding these amounts, net income growth was $38.1, driven by higher operating results of the Gas Utility segment primarily attributable to Spire Missouri’s new rate design.

The Gas Marketing segment also experienced strong operating results, due to favorable fair value mark-to-market adjustments, geographic expansion, and solid market conditions in the current year.

Net economic earnings were $213.8 ($4.20 per diluted share) for the six months ended March 31, 2019, up from $195.1 ($4.02 per diluted share) for the same period last year, reflecting a $21.9 increase for Gas Utility and a $0.7 net economic earnings increase experienced by Gas Marketing, partially offset by a $3.9 higher net economic loss in Other. These fluctuations are described in more detail below.

Gas Utility

Gas Utility net income increased by $65.4 and net economic earnings increased $21.9 for the six months ended March 31, 2019, compared with the six months ended March 31, 2018. Both net income and net economic earnings were higher in the current year from the rate case redesign at Spire Missouri, and from weather patterns that were favorable to the prior year. Prior-year net income was negatively impacted by the $23.6 after-tax expense for Missouri rate case write-offs offset by one-time tax benefits recorded in 2018 related to the implementation of the TCJA.

Gas Marketing

The Gas Marketing segment reported net income totaling $22.9 for the six months ended March 31, 2019, versus net income of $3.8 during the same period last year, with the current-year period benefitting from favorable fair value mark-to-market valuations. Net economic earnings for the six months ended March 31, 2019, were $14.5, an increase of $0.7 from the same period last year as the benefits of geographic expansion more than offset the return of more normal market conditions and higher operating expenses.

Other

For the six months ended March 31, 2019, net economic loss for Other was $13.8, up from $9.9 in the prior-year period. The higher costs reflect higher corporate interest costs and a $7.4 loss from Spire Storage, partially offset by increased AFUDC income for Spire STL Pipeline.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2019
Operating Income (Loss) [GAAP]	$291.9	$29.3	$(6.6)	$—	$314.6
Operation and maintenance expenses	216.9	5.3	13.9	(5.6)	230.5
Depreciation and amortization	88.1	—	1.0	—	89.1
Taxes, other than income taxes	96.6	0.5	0.8	—	97.9
Less: Gross receipts tax expense	(69.3)	(0.1)	—	—	(69.4)
Contribution Margin [Non-GAAP]	624.2	35.0	9.1	(5.6)	662.7
Natural and propane gas costs	658.5	16.2	0.6	(1.9)	673.4
Gross receipts tax expense	69.3	0.1	—	—	69.4
Operating Revenues	$1,352.0	$51.3	$9.7	$(7.5)	$1,405.5

Six Months Ended March 31, 2018
Operating Income (Loss) [GAAP]	$251.7	$6.1	$(3.7)	$—	$254.1
Operation and maintenance expenses	238.4	3.1	10.1	(4.9)	246.7
Depreciation and amortization	81.4	—	0.5	—	81.9
Taxes, other than income taxes	94.7	0.1	0.1	—	94.9
Less: Gross receipts tax expense	(66.6)	(0.1)	—	—	(66.7)
Contribution Margin [Non-GAAP]	599.6	9.2	7.0	(4.9)	610.9
Natural and propane gas costs	666.6	31.6	0.2	(0.8)	697.6
Gross receipts tax expense	66.6	0.1	—	—	66.7
Operating Revenues	$1,332.8	$40.9	$7.2	$(5.7)	$1,375.2

Consolidated

Spire’s operating revenues for the six months ended March 31, 2019, increased by $19.2 at the Gas Utility segment and were $10.4 higher in the Gas Marketing segment. The Gas Utility increase was due principally to the Missouri rate case reset (net of TCJA giveback) and weather/volumetric impacts (net of weather mitigation), offset by lower gas cost recoveries. The Gas Marketing increase was due to a combination of higher pricing and volumes. Spire’s contribution margin increased $51.8 compared with the same six-month period last year. The growth in contribution margin was primarily attributable to the Gas Utility segment, up $24.6, with the Missouri Utilities up $20.7 and Spire Alabama up $3.0, with remaining growth from the utilities of Spire EnergySouth. In addition, Gas Marketing’s contribution margin was up $25.8, reflecting a $23.6 year-over-year improvement in derivative activity and fair value mark-to-market adjustments, combined with geographic expansion. Depreciation and amortization expenses were higher in the Gas Utility segment, due to higher capital investments in both the Missouri Utilities and Spire Alabama. Gas Utility O&M expenses were lower in the current year driven primarily by the Missouri rate case write-offs in the prior year.  These fluctuations are described in more detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the six months ended March 31, 2019, were $1,352.0, or $19.2 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

Missouri Utilities and Spire Alabama – 2018 rate case resets (net of TCJA giveback)	$16.1
Missouri Utilities and Spire Alabama – Volumetric usage (net of weather mitigation)	15.2
Missouri Utilities and Spire Alabama – Higher gross receipts taxes	2.5
Missouri Utilities – Customer growth	1.3
Missouri Utilities and Spire Alabama – Lower PGA/GSA cost recoveries	(14.9)
Missouri Utilities – Off-system sales and capacity release	(1.1)
All other factors	0.1
Total Variation	$19.2

The increase in revenues was driven primarily by an increase of $16.1 relating to the changes to the Spire Missouri and Spire Alabama rate case resets (net of TCJA giveback), higher weather/volumetric impacts of $15.2, increases in gross receipt taxes of $2.5, and $1.3 attributable to customer growth.

The positive revenue drivers were offset by a $14.9 reduction in gas cost recoveries, and a $1.1 reduction in Spire Missouri off-system and capacity release.

Contribution Margin – Gas Utility contribution margin was $624.2 for the six months ended March 31, 2019, a $24.6 increase over the same period last year. The increase was attributable to the following factors:

Missouri Utilities and Spire Alabama – 2018 rate case resets (net of TCJA giveback)	$16.1
Missouri Utilities and Spire Alabama – Volumetric usage (net of weather mitigation)	4.6
Missouri Utilities – Off-system sales and capacity release	1.5
Missouri Utilities – Customer growth	1.3
All other factors	1.1
Total Variation	$24.6

The contribution margin increase resulted from the new Missouri rate design and colder weather in the current year (net of weather mitigation), combined with the impacts from Spire Alabama’s rate reset and the Missouri Utilities’ off-system sales and capacity release.

Operating Expenses – Gas Utility O&M expenses for the six months ended March 31, 2019, decreased $21.5 from last year. Removing last year’s $38.4 of Missouri rate case write-offs, offset by $9.9 net year-over-year increase due to the mix of service and non-service postretirement benefits costs now recorded in other income and expense, O&M increased $7.0. Excluding the impact of $8.0 higher employee benefits and energy efficiency costs that resulted from the 2018 Missouri rate case, discretionary O&M expenditures in the current year are running slightly lower than the prior year. Depreciation and amortization expenses for the six months ended March 31, 2019, increased $6.7 from the same period last year as a result of higher levels of capital investment over the past year, with $5.0 attributable to Spire Missouri and $1.4 attributable to Spire Alabama.

Gas Marketing

Operating Revenues – Gas Marketing operating revenues during the six months ended March 31, 2019, increased $10.4 from the same period last year, principally due to higher total volumes in conjunction with higher general pricing levels, along with the effect of changes in trading activities. Overall commodity pricing in the current year was $0.448/MMBtu higher than the prior year.

Contribution Margin – Gas Marketing contribution margin during the six months ended March 31, 2019, increased $25.8 from the same period last year, benefiting from a net $23.6 year-over-year swing in derivative activity and mark-to-market valuations. Excluding that factor, the solid performance reflects a return to more normal market conditions, as well as geographic expansion that created additional opportunities to optimize the segment’s supply, transportation and storage portfolio.

Interest Charges

Consolidated interest charges during the six months ended March 31, 2019, were $3.7 higher than the same period last year. The increase was primarily driven by net long-term debt issuances and higher rates and levels of short-term borrowings. For the six months ended March 31, 2019 and 2018, average short-term borrowings were $598.3 and $514.2, respectively, and the average interest rates on these borrowings were 2.8% and 1.8%, respectively.

Income Taxes

Consolidated income tax expense during the six months ended March 31, 2019, increased $62.3 versus the prior year. Of this variance, $54.0 is the result of the revaluation of deferred tax assets and liabilities on the balance sheet that was recorded due to the implementation of the TCJA in the prior year. The remaining variance is the result of the higher pre-tax book income in the current year, offset in part by the amortization of excess deferred taxes.

Spire Missouri

	Six Months Ended March 31,
	2019	2018
Operating Income [GAAP]	$173.8	$136.6
Operation and maintenance expenses	133.8	154.1
Depreciation and amortization	55.0	50.0
Taxes, other than income taxes	70.0	67.4
Less: Gross receipts tax expense	(50.6)	(46.8)
Contribution Margin [Non-GAAP]	382.0	361.3
Natural and propane gas costs	537.2	517.4
Gross receipts tax expense	50.6	46.8
Operating Revenues	$969.8	$925.5
Net Income	$131.2	$127.8

Operating revenues during the six months ended March 31, 2019, increased $44.3 from the same period last year primarily due to a $15.2 increase attributable to the new rate design (net of TCJA giveback), a $19.1 increase in volumetric impacts (net of weather mitigation) relating to colder weather conditions in the current year, and $6.0 higher wholesale gas costs passed on to customers. Contribution margin increased $20.7 primarily due to the $15.2 increase attributable to the new rate design (net of TCJA giveback), $2.5 increase due to higher volumes and weather, a $1.5 increase due to off-system sales and capacity relief and a $1.3 increase due to customer growth. O&M expenses during the six months ended March 31, 2019, decreased $20.3 from the same period last year. Excluding the $38.4 of Missouri rate case write-offs in the prior year, offset by $9.8 net year-over-year increase due to the mix of service and non-service postretirement benefits costs now recorded in other income and expense, O&M expenses were $8.3 higher in the current year versus the prior-year period. This increase is the result of higher employee benefits and energy efficiency costs (recovered in rates) resulting from the 2018 rate case, partly offset by lower discretionary expenses. Depreciation increased by $5.0 as a result of continuing increases in the levels of capital investment.

Temperatures in Spire Missouri’s service areas during the six months ended March 31, 2019, were 9% colder than the same period last year and 10% colder than normal. The Missouri Utilities’ total system therms sold and transported were 1,418.1 million for the six months ended March 31, 2019, compared with 1,312.9 million for the same period last year. Total off-system therms sold and transported were 34.8 million for the six months ended March 31, 2019, compared with 67.6 million for the same period last year. Revenues and margins were not significantly impacted by colder weather due to weather mitigation in our rate design.

Spire Alabama

	Six Months Ended March 31,
	2019	2018
Operating Income [GAAP]	$96.7	$95.1
Operation and maintenance expenses	67.8	68.0
Depreciation and amortization	27.3	25.9
Taxes, other than income taxes	21.5	22.6
Less: Gross receipts tax expense	(15.9)	(17.2)
Contribution Margin [Non-GAAP]	197.4	194.4
Natural and propane gas costs	100.6	127.5
Gross receipts tax expense	15.9	17.2
Operating Revenues	$313.9	$339.1
Net Income	$67.0	$6.0

Operating revenues for the six months ended March 31, 2019, decreased $25.2 from the same period last year.  The change was principally driven by a $20.9 decrease in gas cost recoveries versus the prior year, a $3.9 decrease related to gas usage, and $1.3 in lower gross receipts tax that was only offset partly by a $2.4 RSE adjustment. Contribution margin increased $3.0, principally as a result of the 2019 RSE rate reset. O&M expenses for the six months ended March 31, 2019, decreased $0.2 from the same period last year, primarily driven by decreases in employee-related and bad debt expenses. Net income variance versus prior year also includes the $59.2 net tax rate change and deferred tax revaluation impact resulting from the implementation of the TCJA in 2018.

Temperatures in Spire Alabama’s service area during the six months ended March 31, 2019, were 4% warmer than the same period last year and 7% warmer than normal. Spire Alabama’s total system therms sold and transported were 604.6 million for the six months ended March 31, 2019, compared with 571.1 million for the same period last year.

REGULATORY MATTERS

For discussions of regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and include regulatory accounting, employee benefits and postretirement obligations, and income taxes. There were no significant changes to critical accounting estimates during the six months ended March 31, 2019.

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

	Six Months Ended March 31,
Cash Flow Summary	2019	2018
Net cash provided by operating activities	$297.5	$309.6
Net cash used in investing activities	(386.6)	(233.3)
Net cash provided by (used in) financing activities	78.8	(65.9)

For the six months ended March 31, 2019, net cash provided by operating activities decreased $12.1 from the corresponding period of fiscal 2018. The change was due principally to the timing of accounts receivable and fluctuations in working capital items, as discussed above.

For the six months ended March 31, 2019, net cash used in investing activities was $153.3 more than for the same period in the prior year, driven by a $161.0 increase in capital expenditures, partly offset by lower acquisition activity. The higher capital spending in the current year is consistent with the Company’s capital expenditure expectations and reflects infrastructure upgrades at the Utilities, support of customer growth, new business development initiatives, as well as development of Spire STL Pipeline and Spire Storage. Total capital expenditures for the full fiscal year 2019 are expected to be approximately $740.

Lastly, for the six months ended March 31, 2019, net cash provided by financing activities was $78.8, versus net cash used of $65.9 for the six months ended March 31, 2018. This change primarily reflects issuance of long-term debt of $190.0 this year versus $75.0 in the prior year, combined with $34.9 lower short- and long-term borrowing repayments in the current year, partly offset with an increase in dividends paid.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Our debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of March 31, 2019, the debt ratings of the Company, Spire Missouri and Spire Alabama, shown in the following table, remain at investment grade with a stable outlook.

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

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of or during the three and six months ended March 31, 2019.

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

Long-term Debt and Equity

At March 31, 2019, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,272.0, of which $980.0 was issued by Spire Missouri, $415.0 was issued by Spire Alabama, and $62.0 was issued by other subsidiaries. For more information about long-term debt, see Note 5 of the Notes to Financial Statements in Item 1.

Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), issue common stock, and issue private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021. As of March 31, 2019, $400.0 remains available under this authorization.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (“SEC”) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 209,841 and 205,708 shares at March 31, 2019 and April 29, 2019, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on September 23, 2019.

On February 6, 2019, Spire entered into an “at-the-market” equity distribution agreement under which the Company may offer and sell shares of common stock having an aggregate offering price of up to $150.0. Those shares will be issued pursuant to Spire’s shelf registration statement and its prospectus supplement dated February 6, 2019.

Including the current portion of long-term debt, and treating the redeemable noncontrolling interest as equity, the Company’s long-term consolidated capitalization at March 31, 2019 consisted of 51.6% equity, compared to 52.2% equity at September 30, 2018.

CONTRACTUAL OBLIGATIONS

During the six months ended March 31, 2019, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Form 10-K for the fiscal year ended September 30, 2018.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of March 31, 2019, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K as of September 30, 2018. During the second quarter of fiscal 2017, Spire entered into a ten-year interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $1.3 mark-to-market loss on this swap for the six months ended March 31, 2019. In August 2018, Spire entered into a three-year interest rate swap with a fixed interest rate of 2.7675% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future variable interest rate payments. The Company recorded a $1.6 mark-to-market loss on this swap as part of other comprehensive income for the six months ended March 31, 2019. During the first quarter of fiscal 2019, the Company entered into a three-year interest rate swap with a fixed interest rate of 3.250% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $12.3 mark-to-market loss on this swap for the six months ended March 31, 2019.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2019, the Company had no off-balance-sheet financing arrangements other than operating leases, surety bonds, and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2019 – January 31, 2019	—	$—	—	—
February 1, 2019 – February 28, 2019	198	78.69	—	—
March 1, 2019 – March 31, 2019	170	79.28	—	—
Total	368	78.96	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of March 31, 2019, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 5. Other Information

Amendment to Spire Deferred Income Plan

On April 25, 2019, the Spire Inc. (“Spire”) Board of Directors, upon the recommendation of the Compensation Committee, adopted and approved an amendment and restatement of the Spire Deferred Income Plan (“DIP”), which becomes effective January 1, 2019. The DIP affords eligible directors and employees of Spire (including its named executive officers) and its designated subsidiaries the ability to defer the receipt of a portion of their compensation, which will accrue earnings, with such deferrals forming the basis for benefits upon termination, death, or disability.

The amendment to the DIP updates the current plan, which was last restated effective January 1, 2016, with the following features:

•	Adds the ability of participants to defer certain equity grants made under the Spire Equity Incentive Plan.
•	Clarifies the treatment of dividends paid on deferrals that are invested in the Spire company stock fund under the DIP.
•	Increases the percentage of base salary eligible to be deferred from 50% to 80% on deferrals made on or after January 1, 2020.
•	Incorporates prior amendments to the DIP adopted since the last plan restatement.
•	Makes certain revisions and improvements to plan language.

The foregoing description of the amendment to the DIP is qualified in its entirety by reference to the provisions, including defined terms, of the amended and restated DIP, which is filed herewith as Exhibit 10.1 to this Current Report and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
4.1*

Second Supplement to Master Note Purchase Agreement, dated as of January 15, 2019, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K filed January 21, 2019.

10.1	Spire Deferred Income Plan, Amended and Restated Effective January 1, 2019.
10.2*

Loan Agreement, dated as of December 3, 2018, by and among Spire Missouri Inc., as the Borrower, the lenders from time to time party thereto as Banks, U.S. Bank National Association, as the Administrative Agent, and Regions Bank, as Documentation Agent; filed as Exhibit 10.1 to Spire Missouri’s Current Report on Form 8-K filed December 7, 2018.

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
(x)

Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Income and Condensed Statements of Income for the three months and six months ended March 31, 2019 and 2018;  (iii) unaudited Condensed Consolidated Statements of Comprehensive Income and Condensed Statements of Comprehensive Income for the three and six months ended March 31, 2019 and 2018; (iv) unaudited Condensed Consolidated Balance Sheets and Condensed Balance Sheets at March 31, 2019, September 30, 2018, and March 31, 2018; (v) unaudited Condensed Consolidated Statements of Shareholders’ Equity and Condensed Statements of Shareholder’s Equity for the three and six months ended March 31, 2019 and 2018; (vi) unaudited Condensed Consolidated Statements of Cash Flows and Condensed Statements of Cash Flows for the six months ended March 31, 2019 and 2018, and (vii) combined unaudited Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	May 1, 2019	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	May 1, 2019	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Alabama Inc.

Date:	May 1, 2019	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)