Form 10-Q
period 2019-06-30
SPIRE INC; SPIRE MISSOURI INC; SPIRE ALABAMA INC
filed 2019-07-30
CIK 1126956, 57183, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 2101 6th Avenue North Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) (only applicable for Spire Inc.):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock $1.00 par value	SR	New York Stock Exchange LLC

Depositary Shares, each representing a 1/1,000th interest in a share of 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $25.00 per share	SR.PRA	New York Stock Exchange LLC

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

Spire Inc.	[ ]
Spire Missouri Inc.	[ ]
Spire Alabama Inc.	[ ]

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes [ ]	No [ X ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]

The number of shares outstanding of each registrant’s common stock as of July 26, 2019, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	50,809,437
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

AFUDC	Allowance for Funds Used During Construction	PGA	Purchased Gas Adjustment
APSC	Alabama Public Service Commission	RSE	Rate Stabilization and Equalization
ASC	Accounting Standards Codification	SEC	U.S. Securities and Exchange Commission
Company	Spire Inc.	Spire	Spire Inc.
Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	Spire Alabama	Spire Alabama Inc.
FASB	Financial Accounting Standards Board	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi
FERC	Federal Energy Regulatory Commission	Spire Gulf	Spire Gulf Inc.
GAAP	Accounting principles generally accepted in the United States of America	Spire Marketing	Spire Marketing Inc.
Gas Marketing	Segment including Spire Marketing, which is engaged in the non-regulated marketing of natural gas and related activities	Spire Mississippi	Spire Mississippi Inc.
Gas Utility	Segment including the regulated operations of the Utilities	Spire Missouri	Spire Missouri Inc.
GSA	Gas Supply Adjustment	Spire Missouri East	Spire Missouri’s eastern service territory
ISRS	Infrastructure System Replacement Surcharge	Spire Missouri West	Spire Missouri’s western service territory
Missouri Utilities	Spire Missouri, including Spire Missouri East and Spire Missouri West, the utilities serving Missouri	Spire STL Pipeline	Spire STL Pipeline LLC
MMBtu	Million British thermal units	Spire Storage	Spire’s physical natural gas storage operations at two facilities in Wyoming
MoPSC	Missouri Public Service Commission	TCJA	The Tax Cuts and Jobs Act of 2017
MSPSC	Mississippi Public Service Commission	U.S.	United States
O&M	Operation and maintenance expense	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri” or the “Missouri Utilities”) and Spire Alabama Inc. (“Spire Alabama”) — without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrants’ combined Form 10-K for the fiscal year ended September 30, 2018.

The Financial Information in this Part I includes separate financial statements (i.e., statements of income and comprehensive income, balance sheets, statements of shareholders’ equity and statements of cash flows) for Spire, Spire Missouri and Spire Alabama. The Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations are also included and presented herein on a combined basis for Spire, Spire Missouri and Spire Alabama.

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Operating Revenues:
Gas Utility	$301.4	$334.8	$1,651.9	$1,667.3
Gas Marketing and other	19.9	15.8	74.9	58.5
Total Operating Revenues	321.3	350.6	1,726.8	1,725.8
Operating Expenses:
Gas Utility
Natural and propane gas	75.5	107.2	664.6	731.7
Operation and maintenance	111.2	99.1	323.2	333.4
Depreciation and amortization	45.1	40.5	133.2	121.9
Taxes, other than income taxes	29.7	33.5	126.3	128.2
Total Gas Utility Operating Expenses	261.5	280.3	1,247.3	1,315.2
Gas Marketing and other	46.5	11.4	151.6	97.6
Total Operating Expenses	308.0	291.7	1,398.9	1,412.8
Operating Income	13.3	58.9	327.9	313.0
Other Income (Expense), Net	6.4	(3.1)	15.3	(7.4)
Interest Charges:
Interest on long-term debt	20.5	20.8	62.4	62.5
Other interest charges	5.1	3.4	16.7	11.5
Total Interest Charges	25.6	24.2	79.1	74.0
(Loss) Income Before Income Taxes	(5.9)	31.6	264.1	231.6
Income Tax (Benefit) Expense	(2.9)	5.7	45.2	(8.5)
Net (Loss) Income	(3.0)	25.9	218.9	240.1
Provision for preferred dividends	1.6	—	1.6	—
Income allocated to participating securities	—	0.1	0.5	0.5
Net (Loss) Income Available to Common Shareholders	$(4.6)	$25.8	$216.8	$239.6

Weighted Average Number of Common Shares Outstanding:
Basic	50.7	49.6	50.6	48.7
Diluted	50.9	49.7	50.8	48.8
Basic (Loss) Earnings Per Common Share	$(0.09)	$0.52	$4.28	$4.92
Diluted (Loss) Earnings Per Common Share	$(0.09)	$0.52	$4.27	$4.91

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net (Loss) Income	$(3.0)	$25.9	$218.9	$240.1
Other Comprehensive (Loss) Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(12.3)	0.6	(30.4)	2.5
Reclassification adjustment for gains included in net income	(0.3)	(0.3)	(1.0)	(1.1)
Net unrealized (loss) gain on cash flow hedging derivative instruments	(12.6)	0.3	(31.4)	1.4
Net gain on defined benefit pension and other postretirement plans	0.1	—	0.2	0.1
Net unrealized gain (loss) on available for sale securities	—	—	0.1	(0.1)
Other Comprehensive (Loss) Income, Before Tax	(12.5)	0.3	(31.1)	1.4
Income Tax (Benefit) Expense Related to Items of Other Comprehensive (Loss) Income	(3.1)	—	(7.5)	0.2
Other Comprehensive (Loss) Income, Net of Tax	(9.4)	0.3	(23.6)	1.2
Comprehensive (Loss) Income	$(12.4)	$26.2	$195.3	$241.3

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2019	2018	2018
ASSETS
Utility Plant	$5,990.6	$5,653.3	$5,501.6
Less: Accumulated depreciation and amortization	1,770.4	1,682.8	1,669.8
Net Utility Plant	4,220.2	3,970.5	3,831.8
Non-utility Property (net of accumulated depreciation and amortization of $11.1, $10.4 and $9.7 at June 30, 2019, September 30, 2018, and June 30, 2018, respectively)	416.6	174.5	143.5
Goodwill	1,171.6	1,171.6	1,171.6
Other Investments	74.8	68.7	71.0
Total Other Property and Investments	1,663.0	1,414.8	1,386.1
Current Assets:
Cash and cash equivalents	5.8	4.4	6.9
Accounts receivable:
Utility	167.2	151.9	159.8
Other	193.2	167.3	111.6
Allowance for doubtful accounts	(23.7)	(22.4)	(24.7)
Delayed customer billings	19.4	6.9	32.8
Inventories:
Natural gas	123.8	175.2	119.8
Propane gas	10.7	12.0	12.0
Materials and supplies	23.7	23.1	21.4
Natural gas receivable	0.7	1.8	2.7
Derivative instrument assets	6.3	13.3	8.4
Regulatory assets	79.0	72.8	96.7
Prepayments	39.5	31.0	32.3
Other	4.2	22.3	5.2
Total Current Assets	649.8	659.6	584.9
Deferred Charges and Other Assets:
Regulatory assets	657.1	669.8	695.1
Other	141.9	128.9	87.0
Total Deferred Charges and Other Assets	799.0	798.7	782.1
Total Assets	$7,332.0	$6,843.6	$6,584.9

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2019	2018	2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at June 30, 2019)	$242.0	$—	$—
Common stock (par value $1.00 per share; 70.0 million shares authorized; 50.8 million issued and outstanding at June 30, 2019, and 50.7 million shares issued and outstanding September 30, 2018, and June 30, 2018)	50.8	50.7	50.7
Paid-in capital	1,492.7	1,482.7	1,480.2
Retained earnings	844.3	715.6	772.4
Accumulated other comprehensive (loss) income	(17.2)	6.4	4.4
Total Shareholders' Equity	2,612.6	2,255.4	2,307.7
Redeemable noncontrolling interest	—	7.9	6.5
Long-term debt (less current portion)	2,042.3	1,900.1	2,024.5
Total Capitalization	4,654.9	4,163.4	4,338.7
Current Liabilities:
Current portion of long-term debt	165.0	175.5	155.5
Notes payable	434.0	553.6	191.0
Accounts payable	297.6	290.1	195.5
Advance customer billings	11.6	22.7	9.7
Wages and compensation accrued	43.6	39.7	39.6
Dividends payable	31.2	30.0	28.4
Customer deposits	35.7	35.5	35.4
Interest accrued	28.7	15.2	27.8
Taxes accrued	56.7	65.4	56.5
Regulatory liabilities	31.3	35.7	24.5
Other	84.2	58.3	50.2
Total Current Liabilities	1,219.6	1,321.7	814.1
Deferred Credits and Other Liabilities:
Deferred income taxes	490.4	435.8	476.8
Pension and postretirement benefit costs	172.1	180.2	219.3
Asset retirement obligations	328.9	321.1	305.9
Regulatory liabilities	396.3	354.6	364.3
Other	69.8	66.8	65.8
Total Deferred Credits and Other Liabilities	1,457.5	1,358.5	1,432.1
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$7,332.0	$6,843.6	$6,584.9

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2019:
Balance at March 31, 2019	50,742,637	$50.7	$—	$1,485.6	$877.5	$(7.8)	$2,406.0
Net loss	—	—	—	—	(3.0)	—	(3.0)
Preferred stock offering	—	—	242.0	—	—	—	242.0
Common stock offering	59,630	0.1	—	4.4	—	—	4.5
Dividend reinvestment plan	4,504	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	2.3	—	—	2.3
Stock issued under stock-based compensation plans	(1,140)	—	—	—	—	—	—
Dividends declared on common stock ($0.5925 per share)	—	—	—	—	(30.2)	—	(30.2)
Other comprehensive loss, net of tax	—	—	—	—	—	(9.4)	(9.4)
Balance at June 30, 2019	50,805,631	$50.8	$242.0	$1,492.7	$844.3	$(17.2)	$2,612.6

Nine Months Ended June 30, 2019:
Balance at September 30, 2018	50,671,903	$50.7	$—	$1,482.7	$715.6	$6.4	$2,255.4
Net income	—	—	—	—	218.9	—	218.9
Preferred stock offering	—	—	242.0	—	—	—	242.0
Common stock offering	59,630	0.1	—	4.4	—	—	4.5
Dividend reinvestment plan	15,771	—	—	1.2	—	—	1.2
Stock-based compensation costs	—	—	—	6.7	—	—	6.7
Stock issued under stock-based compensation plans	86,328	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(28,001)	(0.1)	—	(2.2)	—	—	(2.3)
Dividends declared on common stock ($1.7775 per share)	—	—	—	—	(90.2)	—	(90.2)
Other comprehensive loss, net of tax	—	—	—	—	—	(23.6)	(23.6)
Balance at June 30, 2019	50,805,631	$50.8	$242.0	$1,492.7	$844.3	$(17.2)	$2,612.6

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2018:
Balance at March 31, 2018	48,354,779	$48.4	$—	$1,327.3	$773.7	$4.1	$2,153.5
Net income	—	—	—	—	25.9	—	25.9
Common stock offering	2,300,000	2.3	—	150.7	—	—	153.0
Dividend reinvestment plan	5,949	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.8	—	—	1.8
Stock issued under stock-based compensation plans	(2,372)	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(196)	—	—	—	—	—	—
Dividends declared on common stock ($0.5625 per share)	—	—	—	—	(27.2)	—	(27.2)
Other comprehensive income, net of tax	—	—	—	—	—	0.3	0.3
Balance at June 30, 2018	50,658,160	$50.7	$—	$1,480.2	$772.4	$4.4	$2,307.7

Nine Months Ended June 30, 2018:
Balance at September 30, 2017	48,263,243	$48.3	$—	$1,325.6	$614.2	$3.2	$1,991.3
Net income	—	—	—	—	240.1	—	240.1
Common stock offering	2,300,000	2.3	—	150.7	—	—	153.0
Dividend reinvestment plan	16,952	—	—	1.2	—	—	1.2
Stock-based compensation costs	—	—	—	5.6	—	—	5.6
Stock issued under stock-based compensation plans	111,742	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(33,777)	—	—	(2.8)	—	—	(2.8)
Dividends declared on common stock ($1.6875 per share)	—	—	—	—	(81.9)	—	(81.9)
Other comprehensive income, net of tax	—	—	—	—	—	1.2	1.2
Balance at June 30, 2018	50,658,160	$50.7	$—	$1,480.2	$772.4	$4.4	$2,307.7

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2019	2018
Operating Activities:
Net Income	$218.9	$240.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134.9	122.9
Deferred income taxes and investment tax credits	42.6	(9.5)
Changes in assets and liabilities:
Accounts receivable	(44.6)	20.1
Inventories	52.1	72.6
Regulatory assets and liabilities	82.1	156.5
Accounts payable	11.3	(53.0)
Delayed/advance customer billings, net	(23.5)	(51.6)
Taxes accrued	(7.1)	(4.4)
Other assets and liabilities	(24.2)	(26.9)
Other	(1.9)	44.5
Net cash provided by operating activities	440.6	511.3
Investing Activities:
Capital expenditures	(608.5)	(334.3)
Business acquisitions	(7.9)	(28.1)
Other	(7.1)	(8.9)
Net cash used in investing activities	(623.5)	(371.3)
Financing Activities:
Issuance of preferred stock	242.0	—
Issuance of long-term debt	190.0	75.0
Repayment of long-term debt	(59.1)	—
Repayment of short-term debt, net	(119.6)	(286.3)
Issuance of common stock	5.7	154.2
Dividends paid on common stock	(88.9)	(80.2)
Other	(2.8)	(3.2)
Net cash provided by (used in) financing activities	167.3	(140.5)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(15.6)	(0.5)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	21.4	7.4
Cash and Cash Equivalents at End of Period	$5.8	$6.9

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(63.5)	$(60.6)
Income taxes	(2.1)	(0.9)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2019	2018	2019	2018
Operating Revenues:
Utility	$191.4	$215.5	$1,161.2	$1,141.0
Total Operating Revenues	191.4	215.5	1,161.2	1,141.0
Operating Expenses:
Utility
Natural and propane gas	63.1	81.1	600.3	598.5
Operation and maintenance	68.2	59.8	202.0	213.9
Depreciation and amortization	28.0	24.2	83.0	74.2
Taxes, other than income taxes	19.9	23.7	89.9	91.1
Total Operating Expenses	179.2	188.8	975.2	977.7
Operating Income	12.2	26.7	186.0	163.3
Other Income (Expense), Net	0.5	(3.7)	2.3	(12.6)
Interest Charges:
Interest on long-term debt	9.3	9.6	28.7	29.3
Other interest charges	2.6	1.7	8.5	5.5
Total Interest Charges	11.9	11.3	37.2	34.8
Income Before Income Taxes	0.8	11.7	151.1	115.9
Income Tax (Benefit) Expense	(0.3)	0.2	18.8	(23.4)
Net Income	1.1	11.5	132.3	139.3
Other Comprehensive Income, Net of Tax	0.1	0.1	0.1	-
Comprehensive Income	$1.2	$11.6	$132.4	$139.3

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2019	2018	2018
ASSETS
Utility Plant	$3,545.9	$3,331.0	$3,227.1
Less: Accumulated depreciation and amortization	753.3	705.8	697.6
Net Utility Plant	2,792.6	2,625.2	2,529.5
Goodwill	210.2	210.2	210.2
Other Property and Investments	54.9	55.0	56.7
Total Other Property and Investments	265.1	265.2	266.9
Current Assets:
Cash and cash equivalents	3.7	2.0	3.5
Accounts receivable:
Utility	115.0	103.9	110.5
Associated companies	4.1	2.7	3.2
Other	22.2	16.6	18.7
Allowance for doubtful accounts	(16.5)	(16.0)	(18.2)
Delayed customer billings	19.4	6.9	32.8
Inventories:
Natural gas	72.5	127.9	76.8
Propane gas	10.7	12.0	12.0
Materials and supplies	13.5	13.2	12.4
Regulatory assets	30.2	30.7	55.1
Prepayments	25.4	19.1	20.3
Total Current Assets	300.2	319.0	327.1
Deferred Charges and Other Assets:
Regulatory assets	429.2	441.1	473.8
Other	53.7	50.8	7.7
Total Deferred Charges and Other Assets	482.9	491.9	481.5
Total Assets	$3,840.8	$3,701.3	$3,605.0

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2019	2018	2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 shares issued and outstanding)	$763.9	$760.4	$759.3
Retained earnings	613.9	501.1	519.8
Accumulated other comprehensive loss	(1.5)	(1.6)	(1.7)
Total Shareholder's Equity	1,376.3	1,259.9	1,277.4
Long-term debt (less current portion)	924.8	824.4	824.2
Total Capitalization	2,301.1	2,084.3	2,101.6
Current Liabilities:
Current portion of long-term debt	—	50.0	150.0
Notes payable – associated companies	281.5	345.3	128.6
Accounts payable	62.3	81.7	62.3
Accounts payable – associated companies	5.0	5.8	4.9
Advance customer billings	3.4	9.5	—
Wages and compensation accrued	32.8	31.3	30.5
Dividends payable	—	9.0	9.0
Customer deposits	12.9	13.1	13.0
Interest accrued	10.7	7.8	11.6
Taxes accrued	28.3	32.0	26.5
Regulatory liabilities	23.4	16.7	8.7
Other	21.3	20.1	17.4
Total Current Liabilities	481.6	622.3	462.5
Deferred Credits and Other Liabilities:
Deferred income taxes	395.4	361.0	393.9
Pension and postretirement benefit costs	125.3	136.9	154.4
Asset retirement obligations	179.7	174.1	163.6
Regulatory liabilities	310.5	274.9	281.6
Other	47.2	47.8	47.4
Total Deferred Credits and Other Liabilities	1,058.1	994.7	1,040.9
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$3,840.8	$3,701.3	$3,605.0

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2019:
Balance at March 31, 2019	24,577	$0.1	$762.7	$612.8	$(1.6)	$1,374.0
Net income	—	—	—	1.1	—	1.1
Stock-based compensation costs	—	—	1.1	—	—	1.1
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at June 30, 2019	24,577	$0.1	$763.8	$613.9	$(1.5)	$1,376.3

Nine Months Ended June 30, 2019:
Balance at September 30, 2018	24,577	$0.1	$760.3	$501.1	$(1.6)	$1,259.9
Net income	—	—	—	132.3	—	132.3
Stock-based compensation costs	—	—	3.5	—	—	3.5
Dividends declared	—	—	—	(19.5)	—	(19.5)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at June 30, 2019	24,577	$0.1	$763.8	$613.9	$(1.5)	$1,376.3

Three Months Ended June 30, 2018:
Balance at March 31, 2018	24,577	$0.1	$758.3	$517.3	$(1.8)	$1,273.9
Net income	—	—	—	11.5	—	11.5
Stock-based compensation costs	—	—	0.9	—	—	0.9
Dividends declared	—	—	—	(9.0)	—	(9.0)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at June 30, 2018	24,577	$0.1	$759.2	$519.8	$(1.7)	$1,277.4

Nine Months Ended June 30, 2018:
Balance at September 30, 2017	24,577	$0.1	$756.1	$416.5	$(1.7)	$1,171.0
Net income	—	—	—	139.3	—	139.3
Stock-based compensation costs	—	—	3.1	—	—	3.1
Dividends declared	—	—	—	(36.0)	—	(36.0)
Balance at June 30, 2018	24,577	$0.1	$759.2	$519.8	$(1.7)	$1,277.4

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2019	2018
Operating Activities:
Net Income	$132.3	$139.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83.0	74.2
Deferred income taxes and investment tax credits	18.8	(23.4)
Changes in assets and liabilities:
Accounts receivable	(17.6)	(8.3)
Inventories	56.3	60.3
Regulatory assets and liabilities	88.7	107.9
Accounts payable	(8.3)	(19.6)
Delayed/advance customer billings, net	(18.5)	(42.7)
Taxes accrued	(3.7)	(7.5)
Other assets and liabilities	(36.9)	(18.9)
Other	3.9	44.1
Net cash provided by operating activities	298.0	305.4
Investing Activities:
Capital expenditures	(255.0)	(203.1)
Other	1.0	0.1
Net cash used in investing activities	(254.0)	(203.0)
Financing Activities:
Issuance of long-term debt	100.0	—
Repayment of long-term debt	(50.0)	—
Repayments to Spire, net	(63.8)	(74.4)
Dividends paid	(28.5)	(27.0)
Net cash used in financing activities	(42.3)	(101.4)
Net Increase in Cash and Cash Equivalents	1.7	1.0
Cash and Cash Equivalents at Beginning of Period	2.0	2.5
Cash and Cash Equivalents at End of Period	$3.7	$3.5

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(33.2)	$(30.7)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2019	2018	2019	2018
Operating Revenues:
Utility	$90.8	$100.3	$404.7	$439.4
Total Operating Revenues	90.8	100.3	404.7	439.4
Operating Expenses:
Utility
Natural gas	20.0	32.2	120.6	159.7
Operation and maintenance	37.3	33.2	105.1	101.2
Depreciation and amortization	14.2	13.5	41.5	39.4
Taxes, other than income taxes	8.2	8.1	29.7	30.7
Total Operating Expenses	79.7	87.0	296.9	331.0
Operating Income	11.1	13.3	107.8	108.4
Other Income (Expense), Net	1.9	(0.5)	5.2	2.5
Interest Charges:
Interest on long-term debt	4.6	3.6	12.6	10.0
Other interest charges	0.9	0.8	3.4	2.8
Total Interest Charges	5.5	4.4	16.0	12.8
Income Before Income Taxes	7.5	8.4	97.0	98.1
Income Tax Expense	1.9	2.1	24.4	85.8
Net Income	$5.6	$6.3	$72.6	$12.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2019	2018	2018
ASSETS
Utility Plant	$2,080.5	$1,964.3	$1,920.3
Less: Accumulated depreciation and amortization	866.9	830.2	816.8
Net Utility Plant	1,213.6	1,134.1	1,103.5
Current Assets:
Cash and cash equivalents	—	—	—
Accounts receivable:
Utility	43.0	39.6	40.3
Associated companies	0.1	0.5	0.2
Other	8.8	8.5	6.5
Allowance for doubtful accounts	(5.2)	(3.9)	(3.6)
Inventories:
Natural gas	30.6	33.9	30.5
Materials and supplies	8.2	7.8	7.7
Regulatory assets	33.9	26.2	26.9
Prepayments	7.4	6.0	6.9
Other	—	2.4	1.7
Total Current Assets	126.8	121.0	117.1
Deferred Charges and Other Assets:
Regulatory assets	199.9	201.5	193.4
Deferred income taxes	77.3	101.8	98.2
Other	59.1	57.8	58.6
Total Deferred Charges and Other Assets	336.3	361.1	350.2
Total Assets	$1,676.7	$1,616.2	$1,570.8

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2019	2018	2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$370.9	$390.9	$390.9
Retained earnings	473.4	417.8	436.3
Total Shareholder's Equity	844.3	808.7	827.2
Long-term debt (less current portion)	372.1	322.6	322.5
Total Capitalization	1,216.4	1,131.3	1,149.7
Current Liabilities:
Current portion of long-term debt	40.0	—	—
Notes payable – associated companies	79.6	142.5	69.6
Accounts payable	48.0	48.4	44.6
Accounts payable – associated companies	3.4	2.1	2.0
Advance customer billings	6.7	13.1	9.5
Wages and compensation accrued	7.7	6.7	7.4
Customer deposits	19.8	18.6	18.6
Interest accrued	6.8	3.9	5.0
Taxes accrued	25.5	28.3	26.8
Regulatory liabilities	3.4	7.6	8.8
Other	4.4	3.2	3.3
Total Current Liabilities	245.3	274.4	195.6
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	38.7	35.0	51.8
Asset retirement obligations	140.0	135.7	132.4
Regulatory liabilities	29.8	31.3	33.7
Other	6.5	8.5	7.6
Total Deferred Credits and Other Liabilities	215.0	210.5	225.5
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$1,676.7	$1,616.2	$1,570.8

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended June 30, 2019:
Balance at March 31, 2019	1,972,052	$—	$370.9	$467.8	$838.7
Net income	—	—	—	5.6	5.6
Balance at June 30, 2019	1,972,052	$—	$370.9	$473.4	$844.3

Nine Months Ended June 30, 2019:
Balance at September 30, 2018	1,972,052	$—	$390.9	$417.8	$808.7
Net income	—	—	—	72.6	72.6
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Dividends declared	—	—	—	(17.0)	(17.0)
Balance at June 30, 2019	1,972,052	$—	$370.9	$473.4	$844.3

Three Months Ended June 30, 2018:
Balance at March 31, 2018	1,972,052	$—	$390.9	$437.5	$828.4
Net income	—	—	—	6.3	6.3
Dividends declared	—	—	—	(7.5)	(7.5)
Balance at June 30, 2018	1,972,052	$—	$390.9	$436.3	$827.2

Nine Months Ended June 30, 2018:
Balance at September 30, 2017	1,972,052	$—	$420.9	$446.5	$867.4
Net income	—	—	—	12.3	12.3
Return of capital to Spire	—	—	(30.0)	—	(30.0)
Dividends declared	—	—	—	(22.5)	(22.5)
Balance at June 30, 2018	1,972,052	$—	$390.9	$436.3	$827.2

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2019	2018
Operating Activities:
Net Income	$72.6	$12.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.5	39.4
Deferred income taxes and investment tax credits	24.4	85.8
Changes in assets and liabilities:
Accounts receivable	(6.2)	(14.9)
Inventories	2.9	2.2
Regulatory assets and liabilities	(4.4)	44.0
Accounts payable	0.8	(0.1)
Advance customer billings	(6.4)	(9.1)
Taxes accrued	(2.8)	3.4
Other assets and liabilities	9.1	0.5
Other	(2.4)	(0.8)
Net cash provided by operating activities	129.1	162.7
Investing Activities:
Capital expenditures	(116.4)	(83.6)
Other	(2.2)	(1.0)
Net cash used in investing activities	(118.6)	(84.6)
Financing Activities:
Issuance of long-term debt	90.0	75.0
Repayments to Spire, net	(63.0)	(100.3)
Return of capital to Spire	(20.0)	(30.0)
Dividends paid	(17.0)	(22.5)
Other	(0.5)	(0.4)
Net cash used in financing activities	(10.5)	(78.2)
Net Decrease in Cash and Cash Equivalents	—	(0.1)
Cash and Cash Equivalents at Beginning of Period	—	0.1
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(12.1)	$(10.0)
Income taxes	—	—

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

NATURE OF OPERATIONS – Spire has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: the Missouri Utilities, serving St. Louis and eastern Missouri (“Spire Missouri East”) and Kansas City and western Missouri (“Spire Missouri West”); Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving southern Alabama and south-central Mississippi. The Gas Marketing segment includes Spire’s primary gas-related business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services. The activities of other subsidiaries are reported as Other and are described in Note 11, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.

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

DERIVATIVES – In the course of their business, certain subsidiaries of Spire enter into commitments associated with the purchase or sale of natural gas. Certain of their derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded gross. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes. Under GAAP, revenues and expenses associated with trading activities are presented on a net basis in Gas Marketing operating revenues (or expenses, if negative) in the Condensed Consolidated Statements of Income. This net presentation has no effect on operating income or net income.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Purchases of natural gas from Spire Marketing	$12.3	$10.4	$81.3	$52.0
Sales of natural gas to Spire Marketing	0.2	—	1.6	0.3
Transportation services received from Spire NGL Inc.	0.3	0.3	0.8	0.8

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	June 30,	September 30,	June 30,
	2019	2018	2018
Spire	$60.2	$62.1	$33.8
Spire Missouri	26.3	36.7	21.9
Spire Alabama	9.0	8.9	9.9

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

Also effective October 1, 2018, Spire, Spire Missouri and Spire Alabama adopted ASU No. 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, with no material impact on interim or annual financial statements. The amended guidance requires that the service cost component of net periodic pension and postretirement benefit costs be presented within the same line item in the income statement as other compensation costs (except for the amount being capitalized), while other components are to be presented outside the subtotal of operating income and are no longer eligible for capitalization (e.g., as part of utility plant). The amended guidance is applied retrospectively for income statement presentation and prospectively for capitalization. The Company, Spire Missouri and Spire Alabama elected the practical expedient permitting the use of the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Accordingly, for the three months ended June 30, 2018, the Company, Spire Missouri and Spire Alabama reclassified net benefit costs (income) of $6.5, $5.7 and $1.0, respectively, from “operation and maintenance” to “other income (expense), net.” The corresponding amounts for the nine months ended June 30, 2018 were $13.7, $15.4 and $(1.1), respectively. The corresponding annual amounts to be reclassified for the years ended September 30, 2018, 2017 and 2016 are $14.4, $19.2 and $9.6 for the Company, respectively, $17.2, $17.2 and $11.2 for Spire Missouri, respectively, and $(2.0), $2.2 and $(1.6) for Spire Alabama, respectively. For Spire Missouri, Spire Alabama, and the Company’s other rate-regulated entities, all components of net benefit cost have historically been recovered from customers as a component of utility plant and will continue to be recovered in the same manner over the depreciable lives of the related plant assets; therefore, for those entities, the components that are no longer eligible to be capitalized as a component of plant under GAAP will be reported as regulatory assets.

Effective January 1, 2019, the Company, Spire Missouri and Spire Alabama adopted ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Previous GAAP did not specifically address the accounting for implementation costs of a hosting arrangement that is a service contract. The amendments in this update clarify that accounting and align the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. As a result, certain categories of implementation costs that previously would have been charged to expense as incurred are now capitalized as prepayments and amortized over the term of the arrangement. The new guidance is being applied prospectively to implementation costs incurred after adoption. Related amounts capitalized were not material.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize a right-of-use asset and lease liability for almost all lease contracts based on the present value of lease payments. There is an exemption for short-term leases. The ASU provides new guidelines for identifying and classifying a lease, and classification affects the pattern and income statement line item for the related expense. ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 subsequently amended several aspects of the new lease guidance, including providing an additional practical expedient, an additional transition method, and clarification of the related transition and accounting for land easements. The updates (collectively, “ASC 842”), may be applied using a modified retrospective transition method for leases existing at, or entered into after, the beginning of (1) the earliest comparative period presented in the financial statements or (2) the period of adoption. ASC 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company, Spire Missouri and Spire Alabama are currently assessing the impacts of adopting ASC 842 in the first quarter of fiscal 2020. They expect to elect all available practical expedients and apply the second transition method. Other than first-time recognition of operating leases on the balance sheets, the implementation is not expected to have a significant impact on the financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which was later supplemented by ASU Nos. 2018-19, 2019-04 and 2019-05. The standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade receivables. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and may be adopted a year earlier. The new guidance will be initially applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company, Spire Missouri and Spire Alabama are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal 2021.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU more closely align the results of hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. They are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company, Spire Missouri and Spire Alabama are currently assessing this new guidance, which must be adopted by the first quarter of fiscal 2020 but is not expected to have a significant impact on the financial statements.

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Spire
Gas Utility:
Residential	$188.1	$1,133.0
Commercial & industrial	68.5	384.7
Transportation	25.6	86.4
Off-system & other incentive	7.7	34.1
Other customer revenue	8.8	32.4
Total revenue from contracts with customers	298.7	1,670.6
Changes in accrued revenue under alternative revenue programs	2.9	(17.0)
Total Gas Utility operating revenues	301.6	1,653.6
Gas Marketing:
Revenue from contracts with retail customers	18.3	69.6
Revenue from wholesale derivative contracts	—	—
Total Gas Marketing operating revenues	18.3	69.6
Other	4.6	14.3
Total before eliminations	324.5	1,737.5
Intersegment eliminations (see Note 11, Information by Operating Segment)	(3.2)	(10.7)
Total Operating Revenues	$321.3	$1,726.8

Spire Missouri
Residential	$133.4	$846.4
Commercial & industrial	39.6	257.9
Transportation	7.1	26.0
Off-system & other incentive	7.7	34.1
Other customer revenue	3.2	10.0
Total revenue from contracts with customers	191.0	1,174.4
Changes in accrued revenue under alternative revenue programs	0.4	(13.2)
Total Operating Revenues	$191.4	$1,161.2

Spire Alabama
Residential	$45.7	$238.0
Commercial & industrial	21.6	97.1
Transportation	16.3	53.3
Other customer revenue	4.9	19.8
Total revenue from contracts with customers	88.5	408.2
Changes in accrued revenue under alternative revenue programs	2.3	(3.5)
Total Operating Revenues	$90.8	$404.7

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

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Spire	$18.2	$20.4	$87.6	$87.1
Spire Missouri	12.5	14.5	63.1	61.3
Spire Alabama	4.8	5.2	20.7	22.4

3. EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Basic (Loss) Earnings Per Common Share:
Net (Loss) Income	$(3.0)	$25.9	$218.9	$240.1
Less: Provision for preferred dividends	1.6	-	1.6	-
Income allocated to participating securities	-	0.1	0.5	0.5
(Loss) Income Available to Common Shareholders	$(4.6)	$25.8	$216.8	$239.6
Weighted Average Common Shares Outstanding (in millions)	50.7	49.6	50.6	48.7
Basic (Loss) Earnings Per Common Share	$(0.09)	$0.52	$4.28	$4.92

Diluted (Loss) Earnings Per Common Share:
Net (Loss) Income	$(3.0)	$25.9	$218.9	$240.1
Less: Provision for preferred dividends	1.6	-	1.6	-
Income allocated to participating securities	-	0.1	0.5	0.5
(Loss) Income Available to Common Shareholders	$(4.6)	$25.8	$216.8	$239.6
Weighted Average Common Shares Outstanding (in millions)	50.7	49.6	50.6	48.7
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.2	0.1	0.2	0.1
Weighted Average Diluted Common Shares (in millions)	50.9	49.7	50.8	48.8
Diluted (Loss) Earnings Per Common Share	$(0.09)	$0.52	$4.27	$4.91

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.3	0.4	0.3	0.4

4. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of June 30, 2019, September 30, 2018, and June 30, 2018.

	June 30,	September 30,	June 30,
Spire	2019	2018	2018
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$30.1	$30.2	$43.2
Unamortized purchased gas adjustments	18.9	8.2	14.6
Other	30.0	34.4	38.9
Total Current Regulatory Assets	79.0	72.8	96.7
Noncurrent:
Pension and postretirement benefit costs	335.7	364.9	369.4
Cost of removal	137.4	133.4	126.2
Future income taxes due from customers	105.7	96.3	130.5
Energy efficiency	32.6	32.8	31.8
Other	45.7	42.4	37.2
Total Noncurrent Regulatory Assets	657.1	669.8	695.1
Total Regulatory Assets	$736.1	$742.6	$791.8
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$5.8	$2.2	$2.2
Unamortized purchased gas adjustments	3.3	2.9	1.1
Other	22.2	30.6	21.2
Total Current Regulatory Liabilities	31.3	35.7	24.5
Noncurrent:
Deferred taxes due to customers	152.9	178.3	182.7
Pension and postretirement benefit costs	119.8	27.8	30.2
Accrued cost of removal	45.8	63.6	65.0
Unamortized purchased gas adjustments	47.9	4.7	37.0
Other	29.9	80.2	49.4
Total Noncurrent Regulatory Liabilities	396.3	354.6	364.3
Total Regulatory Liabilities	$427.6	$390.3	$388.8

	June 30,	September 30,	June 30,
Spire Missouri	2019	2018	2018
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$21.9	$21.9	$34.9
Unamortized purchased gas adjustments	0.8	1.0	7.0
Other	7.5	7.8	13.2
Total Current Regulatory Assets	30.2	30.7	55.1
Noncurrent:
Future income taxes due from customers	101.3	94.4	128.4
Pension and postretirement benefit costs	269.8	292.5	297.2
Energy efficiency	32.6	32.8	31.8
Other	25.5	21.4	16.4
Total Noncurrent Regulatory Assets	429.2	441.1	473.8
Total Regulatory Assets	$459.4	$471.8	$528.9
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$3.6	$—	$—
Unamortized purchased gas adjustments	2.5	1.9	—
Other	17.3	14.8	8.7
Total Current Regulatory Liabilities	23.4	16.7	8.7
Noncurrent:
Deferred taxes due to customers	135.5	161.1	164.6
Pension and postretirement benefit costs	84.6	—	—
Accrued cost of removal	18.4	39.8	42.2
Unamortized purchased gas adjustments	47.9	4.7	37.0
Other	24.1	69.3	37.8
Total Noncurrent Regulatory Liabilities	310.5	274.9	281.6
Total Regulatory Liabilities	$333.9	$291.6	$290.3

	June 30,	September 30,	June 30,
Spire Alabama	2019	2018	2018
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$7.3	$7.3	$7.3
Unamortized purchased gas adjustments	17.6	6.4	7.6
Other	9.0	12.5	12.0
Total Current Regulatory Assets	33.9	26.2	26.9
Noncurrent:
Pension and postretirement benefit costs	59.3	64.8	64.5
Cost of removal	137.4	133.4	126.2
Other	3.2	3.3	2.7
Total Noncurrent Regulatory Assets	199.9	201.5	193.4
Total Regulatory Assets	$233.8	$227.7	$220.3
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$2.3	$2.2	$2.2
Other	1.1	5.4	6.6
Total Current Regulatory Liabilities	3.4	7.6	8.8
Noncurrent:
Pension and postretirement benefit costs	25.8	27.8	30.2
Other	4.0	3.5	3.5
Total Noncurrent Regulatory Liabilities	29.8	31.3	33.7
Total Regulatory Liabilities	$33.2	$38.9	$42.5

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	June 30,	September 30,	June 30,
	2019	2018	2018
Spire
Pension and postretirement benefit costs	$142.1	$148.4	$160.5
Future income taxes due from customers	105.7	96.3	130.5
Other	14.5	15.1	15.4
Total Regulatory Assets Not Earning a Return	$262.3	$259.8	$306.4

Spire Missouri
Pension and postretirement benefit costs	$142.1	$148.4	$160.5
Future income taxes due from customers	101.3	94.4	128.4
Other	14.5	15.1	15.4
Total Regulatory Assets Not Earning a Return	$257.9	$257.9	$304.3

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

In September 2016 and February 2017, Spire Missouri filed Infrastructure System Replacement Surcharge (“ISRS”) cases for both Spire Missouri East and Spire Missouri West (the “2016/2017 ISRS Cases”). The Missouri Office of the Public Counsel (“OPC”) appealed the MoPSC’s decisions approving these cases to Missouri’s Western District Court of Appeals, arguing that they contained ISRS-ineligible costs. In November 2017, the appellate court reversed the MoPSC’s decision in the 2016/2017 ISRS Cases and remanded the case back to the MoPSC. In June 2018, Spire Missouri filed to establish new ISRS rates in both its East and West divisions (the “2018 ISRS Cases”). In September 2018, the MoPSC issued a report and order finding that Spire Missouri’s ISRS petitions in the 2016/2017 ISRS Cases contained ISRS costs related to the replacement of plastic pipe components that should be removed from the requested revenue requirement; however, the MoPSC ordered that no adjustment to Spire Missouri’s revenues was necessary as the ISRS revenues approved in these cases had been rebased as part of its last general rate cases. Also in September 2018, the MoPSC issued a report and order in the 2018 ISRS Cases stating additional evidence was required to support all investments included in the Spire Missouri’s applications in order to support the recovery of costs related to the replacement of plastic pipe components and approved rates in the 2018 ISRS Cases providing annual revenues of $2.6 for Spire Missouri East and $5.4 for Spire Missouri West. Spire is appealing the removal of costs related to plastic in all cases in the Western District Court. On January 14, 2019, Spire Missouri refiled requests with additional information for approximately $3.2 of the ISRS revenues that were removed by the MoPSC in the 2018 ISRS Cases and filed new ISRS applications for both its East and West service territories. After updating the pro-forma months of December 2018 and January 2019, the revised filing requested approval of ISRS revenues of $7.4 for Spire Missouri East and $7.4 for Spire Missouri West related to investments made from July 1, 2018, through January 31, 2019. On May 3, 2019, the MoPSC issued their related report and order, dismissing the legacy amounts from the 2018 ISRS Cases, and granting ISRS revenues of $6.4 for Spire Missouri East and $6.8 for Spire Missouri West. This order included reductions for the removal and replacement of the plastic pipe. Spire Missouri has requested an application for rehearing for that ISRS case with the MoPSC. On July 15, 2019, Spire Missouri filed an additional ISRS application for $14.4, which is an unadjusted ISRS revenue number that includes $3.0 from the 2018 ISRS Cases along with amounts related to investments made since January 31, 2019. In the event Spire Missouri does not get a favorable outcome in its appeal or application for rehearing, its July 15 filing proposed an alternative $11.0 ISRS amount, which takes into account the MoPSC Staff’s methodology for how to adjust for the removal and replacement of the plastic pipe. Per Missouri statute, new rates must become effective within 120 days of the application, or by November 12, 2019.

As part of the annual update for Rate Stabilization and Equalization (“RSE”), on November 30, 2018, Spire Alabama filed an increase for rate year 2019 of $8.7, which became effective December 1, 2018. There was no RSE reduction for the January 31, 2019 or April 30, 2019 quarterly points of test. At June 30, 2019, there was no estimated RSE reduction for the July 31, 2019 quarterly point of test because the rate of return on average common equity at the end of the year is expected to be within the allowed rate of return.

On July 9, 2019, the APSC approved Spire Alabama’s application for $100.0 of additional long-term debt financing.

On January 25, 2019, the Federal Energy Regulatory Commission (“FERC”) approved the Company’s application to combine its two adjacent natural gas storage facilities in Wyoming into one FERC certificate with a market-based tariff. On February 13, 2019, Spire Storage filed a prior notice request pursuant to the FERC’s regulations and Spire Storage’s blanket certificate authority proposing to construct and operate 10.1 miles of dual 20-inch-diameter pipeline, one new pipeline interconnection with measurement equipment, and related facilities in Uinta County, Wyoming. If authorized by the FERC, the pipeline, interconnection and measurement facilities, will allow Spire Storage to enhance the link between its two storage facilities, provide new, bi-directional access to Kern River Gas Transmission Company’s mainline and afford enhanced access with other interstate pipelines. On April 26, 2019, FERC staff filed a protest stating that Spire Storage did not provide documentation of the project’s compliance with the National Historic Preservation Act. Under the FERC’s regulations, a protested prior notice filing will be treated like a traditional application under Section 7 of the Natural Gas Act unless the protest is withdrawn within 30 days from the date upon which protests are due. On May 17, 2019, Spire Storage filed a notice to withdraw its prior notice request, stating that it was unable to obtain the required National Historic Preservation Act approvals before the end of the 30-day period prescribed by the FERC’s regulations.

Under the terms of the January 2017 Precedent Agreement between Spire STL Pipeline and Spire Missouri, if Spire STL Pipeline files with FERC to increase its initial recourse rate at any time before the pipeline’s in-service date (estimated to be later this calendar year), and if FERC approves such request in whole or in part, then Spire Missouri’s negotiated rate will automatically increase by the same percentage increase to the initial recourse rate, up to a maximum increase of two cents per dekatherm per day.

5. SHAREHOLDERS’ EQUITY

Preferred Stock

On May 21, 2019, Spire completed the public offering of 10,000,000 depositary shares (the “Depositary Shares”), each representing a 1/1,000th interest in a share of the Company’s 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $25.00 per share, with a liquidation preference of $25,000 per share (the “Preferred Stock”). The transaction resulted in $242.0 of net proceeds, after deducting commissions and sale expenses, which proceeds were used to (i) refinance long-term and short-term Spire debt and (ii) fund capital expenditures at both the Utilities and Spire’s gas-related businesses.

Dividends on the Preferred Stock, when declared by Spire’s Board of Directors (the “Board”), will be payable on the liquidation preference amount, on a cumulative basis, quarterly in arrears on the 15th day of February, May, August and November of each year, beginning on August 15, 2019. Dividends will be payable out of amounts legally available for the payment of dividends at an annual rate equal to 5.90% of the liquidation preference per share of Preferred Stock (equivalent to $25.00 per Depositary Share). Dividends will accumulate daily and be cumulative from May 21, 2019.

Under the terms of the Preferred Stock, the Company’s ability to declare or pay dividends on, or purchase or redeem, shares of its common stock or any class or series of capital stock of the Company that rank junior to the Preferred Stock will be subject to certain restrictions in the event that the Company does not declare and pay the full cumulative dividends on the Preferred Stock through the most recently completed quarterly dividend period.

Spire may, at its option, redeem the Preferred Stock (i) in whole, but not in part, at any time prior to August 15, 2024, within 120 days after a ratings event where a rating agency amends, clarifies or changes the criteria it uses to assign equity credit for securities such as the Preferred Stock, at a redemption price in cash equal to $25,500 per share, or (ii) in whole or in part, from time to time, on or after August 15, 2024, at a redemption price in cash equal to $25,000 per share, plus, in each case, all accumulated and unpaid dividends (whether declared or not) up to such redemption date.

Shareholders of the Preferred Stock generally have no voting rights with respect to matters that generally require the approval of voting stockholders. The limited voting rights of holders of the Preferred Stock include the right to vote on certain matters that may affect the preference or special rights of the Preferred Stock. In addition, if and whenever dividends on any shares of Preferred Stock have not been declared and paid for at least six dividend periods, whether or not consecutive, the number of directors then constituting Spire’s Board of Directors shall automatically be increased by two (to be elected by the holders of the Preferred Stock) until all accumulated and unpaid dividends on the Preferred Stock have been paid in full.

ATM Program

On February 6, 2019, Spire entered into an at-the-market (ATM) equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Proceeds from this program are intended to be used (i) to fund, in part, investments related to the construction of infrastructure and infrastructure improvements in the Utilities, as well as pipelines and storage, and (ii) for general corporate purposes, including repayment of short-term debt and the adjustment from time to time of the Company’s capital structure.

In the quarter ended June 30, 2019, Spire issued 59,630 shares under this program, generating $4.9 of proceeds net of issuance costs.

6. FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring October 31, 2023. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment, with commitments fees applied for each borrower relative to its credit rating. Spire may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on June 30, 2019, total debt was 50% of total capitalization for the consolidated Company, 47% for Spire Missouri, and 37% for Spire Alabama. There were no borrowings against this credit facility as of June 30, 2019, September 30, 2018, or June 30, 2018.

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

Information about Spire’s consolidated short-term borrowings and about Spire Missouri’s and Spire Alabama’s borrowings from Spire is presented in the following table. As of June 30, 2019, $398.0 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire Commercial Paper Borrowings	Spire Missouri Borrowings from Spire	Spire Alabama Borrowings from Spire
Nine Months Ended June 30, 2019
Weighted average borrowings outstanding	$557.6	$288.4	$100.0
Weighted average interest rate	2.8%	2.8%	2.8%
Range of borrowings outstanding	$363.0 – $689.3	$178.4 – $404.9	$43.8 – $169.2
As of June 30, 2019
Borrowings outstanding	$434.0	$281.5	$79.6
Weighted average interest rate	2.7%	2.7%	2.7%
As of September 30, 2018
Borrowings outstanding	$553.6	$345.3	$142.5
Weighted average interest rate	2.4%	2.3%	2.3%
As of June 30, 2018
Borrowings outstanding	$191.0	$128.6	$69.6
Weighted average interest rate	2.5%	2.5%	2.5%

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary covenants and default provisions. As of June 30, 2019, there were no events of default under these covenants.

Interest expense shown on Spire’s consolidated statements of income and Spire Missouri’s statements of comprehensive income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Spire	$2.0	$0.7	$4.6	$1.7
Spire Missouri	0.5	0.3	1.4	0.7

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

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of June 30, 2019, September 30, 2018, or June 30, 2018.

The carrying amounts of cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 8, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of June 30, 2019
Cash and cash equivalents	$5.8	$5.8	$5.8	$—
Notes payable	434.0	434.0	—	434.0
Long-term debt, including current portion	2,207.3	2,363.1	—	2,363.1
As of September 30, 2018
Cash and cash equivalents	$4.4	$4.4	$4.4	$—
Notes payable	553.6	553.6	—	553.6
Long-term debt, including current portion	2,075.6	2,074.0	—	2,074.0
As of June 30, 2018
Cash and cash equivalents	$6.9	$6.9	$6.9	$—
Notes payable	191.0	191.0	—	191.0
Long-term debt, including current portion	2,180.0	2,173.7	—	2,173.7

Spire Missouri
As of June 30, 2019
Cash and cash equivalents	$3.7	$3.7	$3.7	$—
Notes payable – associated companies	281.5	281.5	—	281.5
Long-term debt, including current portion	924.8	1,027.6	—	1,027.6
As of September 30, 2018
Cash and cash equivalents	$2.0	$2.0	$2.0	$—
Notes payable – associated companies	345.3	345.3	—	345.3
Long-term debt, including current portion	874.4	906.6	—	906.6
As of June 30, 2018
Cash and cash equivalents	$3.5	$3.5	$3.5	$—
Notes payable – associated companies	128.6	128.6	—	128.6
Long-term debt, including current portion	974.2	1,005.0	—	1,005.0

Spire Alabama
As of June 30, 2019
Notes payable – associated companies	79.6	79.6	—	79.6
Long-term debt, including current portion	412.1	450.2	—	450.2
As of September 30, 2018
Notes payable – associated companies	$142.5	$142.5	$—	$142.5
Long-term debt	322.6	321.7	—	321.7
As of June 30, 2018
Notes payable – associated companies	$69.6	$69.6	$—	$69.6
Long-term debt	322.5	317.0	—	317.0

8. FAIR VALUE MEASUREMENTS

The information presented below categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (“NYMEX”) or the Intercontinental Exchange (“ICE”). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of June 30, 2019, September 30, 2018, and June 30, 2018, consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2019
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.4	$—	$—	$—	$20.4
Gas Marketing:
NYMEX/ICE natural gas contracts	0.8	5.0	—	(5.5)	0.3
Natural gas commodity contracts	—	22.0	—	(2.4)	19.6
Other:
U.S. stock/bond mutual funds	16.6	—	—	—	16.6
Total	$37.8	$27.0	$—	$(7.9)	$56.9
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$11.1	$—	$—	$(11.1)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	$0.7	$5.4	$—	$(6.1)	$—
Natural gas commodity contracts	—	15.2	0.2	(2.4)	13.0
Other:
Interest rate swaps	—	27.4	—	—	27.4
Total	$11.8	$48.0	$0.2	$(19.6)	$40.4

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2018
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.3	$—	$—	$—	$20.3
NYMEX/ICE natural gas contracts	2.7	—	—	(2.7)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	4.0	—	(4.2)	—
Natural gas commodity contracts	—	17.5	—	(1.5)	16.0
Other:
U.S. stock/bond mutual funds	8.9	—	—	—	8.9
Interest rate swaps	—	3.0	—	—	3.0
Total	$32.1	$24.5	$—	$(8.4)	$48.2
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.9	10.5	—	(11.4)	—
Natural gas commodity contracts	—	7.5	0.2	(1.5)	6.2
Total	$2.8	$18.0	$0.2	$(14.8)	$6.2

As of June 30, 2018
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$18.9	$4.1	$—	$—	$23.0
NYMEX/ICE natural gas contracts	1.7	—	—	(1.7)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	2.4	—	(2.6)	—
Natural gas commodity contracts	—	14.1	—	(2.0)	12.1
Other:
Interest rate swaps	—	1.6	—	—	1.6
Total	$20.8	$22.2	$—	$(6.3)	$36.7
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.2	$—	$—	$(0.2)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.9	7.0	—	(7.9)	—
Natural gas commodity contracts	—	6.7	—	(2.0)	4.7
Total	$1.1	$13.7	$—	$(10.1)	$4.7

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2019
ASSETS
U.S. stock/bond mutual funds	$20.4	$—	$—	$—	$20.4
LIABILITIES
NYMEX/ICE natural gas contracts	$11.1	$—	$—	$(11.1)	$—

As of September 30, 2018
ASSETS
U.S. stock/bond mutual funds	$20.3	$—	$—	$—	$20.3
NYMEX/ICE natural gas contracts	2.7	—	—	(2.7)	—
Total	$23.0	$—	$—	$(2.7)	$20.3
LIABILITIES
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—

As of June 30, 2018
ASSETS
U.S. stock/bond mutual funds	$18.9	$4.1	$—	$—	$23.0
NYMEX/ICE natural gas contracts	1.7	—	—	(1.7)	—
Total	$20.6	$4.1	$—	$(1.7)	$23.0
LIABILITIES
NYMEX/ICE natural gas contracts	$0.2	$—	$—	$(0.2)	$—

Spire Alabama

Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of June 30, 2019, September 30, 2018, and June 30, 2018, Spire Alabama had no outstanding derivative contracts.

9. CONCENTRATIONS OF CREDIT RISK

Other than in Spire Marketing, Spire has no significant concentrations of credit risk.

A significant portion of Spire Marketing’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, Spire Marketing may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry with whom it conducts both sales and purchases of natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in its accounts receivable attributable to energy producers and their marketing affiliates totaled $12.5 at June 30, 2019 ($5.8 reflecting netting arrangements). Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $99.0 at June 30, 2019 ($89.3 reflecting netting arrangements).

Spire Marketing also has concentrations of credit risk with pipeline companies associated with its natural gas receivable and with certain individually significant counterparties. At June 30, 2019, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $48.3 ($44.9 reflecting netting arrangements). Four of these five counterparties are investment-grade rated companies. The fifth is not rated but each of its owners is investment-grade rated.

10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The net periodic pension cost included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Spire
Service cost – benefits earned during the period	$4.8	$4.8	$14.5	$15.2
Interest cost on projected benefit obligation*	7.1	6.5	21.2	20.3
Expected return on plan assets*	(9.2)	(8.6)	(27.2)	(27.8)
Amortization of prior service credit*	(0.3)	(0.2)	(0.9)	(0.7)
Amortization of actuarial loss*	2.3	2.4	6.9	8.4
Loss on lump-sum settlements*	—	7.5	—	16.9
Subtotal	4.7	12.4	14.5	32.3
Regulatory adjustment	10.1	2.1	29.8	30.4
Net pension cost	$14.8	$14.5	$44.3	$62.7

Spire Missouri
Service cost – benefits earned during the period	$3.2	$2.9	$9.4	$9.4
Interest cost on projected benefit obligation*	5.0	4.6	14.9	14.4
Expected return on plan assets*	(6.5)	(6.1)	(19.2)	(20.3)
Amortization of prior service cost*	0.2	0.3	0.6	0.7
Amortization of actuarial loss*	2.2	2.0	6.5	7.1
Loss on lump-sum settlements*	—	5.2	—	14.6
Subtotal	4.1	8.9	12.2	25.9
Regulatory adjustment	8.0	2.4	23.9	26.7
Net pension cost	$12.1	$11.3	$36.1	$52.6

Spire Alabama
Service cost – benefits earned during the period	$1.5	$1.6	$4.6	$4.9
Interest cost on projected benefit obligation*	1.5	1.3	4.5	4.1
Expected return on plan assets*	(1.8)	(1.6)	(5.4)	(5.0)
Amortization of prior service credit*	(0.5)	(0.5)	(1.4)	(1.4)
Amortization of actuarial loss*	0.2	0.4	0.6	1.3
Loss on lump-sum settlements	—	2.3	—	2.3
Subtotal	0.9	3.5	2.9	6.2
Regulatory adjustment	1.8	(0.6)	5.2	3.0
Net pension cost	$2.7	$2.9	$8.1	$9.2

* Denotes pension expense line items that are recorded below the operating income line in the income statements, in the line item “Other Income (Expense), Net.”

Pursuant to the provisions of the Missouri Utilities’ and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the third quarter and first nine months of fiscal 2019, no pension plans met the criteria for settlement recognition. In the quarter ended June 30, 2018, the two Missouri plans and one Alabama plan met the criteria, and the total lump-sum payments recognized as settlements was $34.5 (including $19.6 for Spire Missouri and $14.9 for Spire Alabama), resulting in total losses of $7.5 (including $5.2 for Spire Missouri and $2.3 for Spire Alabama). For the remeasurements, the discount rates for the Missouri plans were updated to 4.20% and 4.15% at June 30, 2018 (from 3.70% and 3.75% at September 30, 2017), and the discount rate for the Alabama plan was updated to 4.20% (from 3.65%). In the quarter ended March 31, 2018, the two Spire Missouri plans met the criteria for settlement recognition, resulting in the remeasurement of the obligation of the plans using updated census data and assumptions for discount and mortality. For these plans the total lump-sum payments recognized as settlements for plan remeasurement was $39.5 and the lump-sum settlements resulted in losses of $9.4.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2019 contributions to Spire Missouri’s pension plans through June 30, 2019 were $18.3 to the qualified trusts and none to non-qualified plans. There were no fiscal 2019 contributions to the Spire Alabama pension plans through June 30, 2019.

Contributions to the qualified trusts of the Missouri Utilities’ pension plans for the remainder of fiscal 2019 are anticipated to be $8.4. No material contributions to Spire Alabama’s pension plans are expected to be required for the remainder of fiscal 2019.

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

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Spire
Service cost – benefits earned during the period	$1.8	$2.3	$5.5	$7.0
Interest cost on accumulated postretirement benefit obligation*	2.3	2.2	6.7	6.6
Expected return on plan assets*	(4.1)	(3.5)	(12.1)	(10.5)
Amortization of prior service credit*	—	—	(0.1)	(0.1)
Amortization of actuarial (gain) loss*	(0.1)	0.2	(0.4)	0.6
Subtotal	(0.1)	1.2	(0.4)	3.6
Regulatory adjustment	2.5	0.7	7.5	0.8
Net postretirement benefit cost	$2.4	$1.9	$7.1	$4.4

Spire Missouri
Service cost – benefits earned during the period	$1.7	$2.2	$5.1	$6.7
Interest cost on accumulated postretirement benefit obligation*	1.8	1.7	5.2	5.3
Expected return on plan assets*	(2.8)	(2.4)	(8.3)	(7.3)
Amortization of prior service cost*	0.1	0.1	0.2	0.2
Amortization of actuarial (gain) loss*	(0.1)	0.3	(0.4)	0.7
Subtotal	0.7	1.9	1.8	5.6
Regulatory adjustment	2.9	1.1	8.8	2.1
Net postretirement benefit cost	$3.6	$3.0	$10.6	$7.7

Spire Alabama
Service cost – benefits earned during the period	$0.1	$0.1	$0.3	$0.2
Interest cost on accumulated postretirement benefit obligation*	0.4	0.4	1.3	1.1
Expected return on plan assets*	(1.2)	(1.1)	(3.6)	(3.1)
Amortization of prior service credit*	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of actuarial gain	—	(0.1)	—	(0.1)
Subtotal	(0.8)	(0.8)	(2.3)	(2.2)
Regulatory adjustment	(0.4)	(0.5)	(1.3)	(1.4)
Net postretirement benefit income	$(1.2)	$(1.3)	$(3.6)	$(3.6)

* Denotes other postretirement expense line items that are recorded below the operating income line in the income statements, in the line item “Other Income (Expense), Net.”

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through June 30, 2019 for the Missouri Utilities or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

11. INFORMATION BY OPERATING SEGMENT

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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2019
Operating Revenues:
Revenues from external customers	$301.4	$18.4	$1.5	$—	$321.3
Intersegment revenues	0.2	(0.1)	3.1	(3.2)	—
Total Operating Revenues	301.6	18.3	4.6	(3.2)	321.3
Operating Expenses:
Gas Utility
Natural and propane gas	88.1	—	—	(12.6)	75.5
Operation and maintenance	113.4	—	—	(2.2)	111.2
Depreciation and amortization	45.1	—	—	—	45.1
Taxes, other than income taxes	29.7	—	—	—	29.7
Total Gas Utility Operating Expenses	276.3	—	—	(14.8)	261.5
Gas Marketing and Other	—	25.3	9.6	11.6	46.5
Total Operating Expenses	276.3	25.3	9.6	(3.2)	308.0
Operating Income (Loss)	$25.3	$(7.0)	$(5.0)	$—	$13.3
Net Economic Earnings (Loss)	$7.6	$3.3	$(5.9)	$—	$5.0

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2018
Operating Revenues:
Revenues from external customers	$334.8	$14.4	$1.4	$—	$350.6
Intersegment revenues	—	—	2.9	(2.9)	—
Total Operating Revenues	334.8	14.4	4.3	(2.9)	350.6
Operating Expenses:
Gas Utility
Natural and propane gas	117.9	—	—	(10.7)	107.2
Operation and maintenance	101.4	—	—	(2.3)	99.1
Depreciation and amortization	40.5	—	—	—	40.5
Taxes, other than income taxes	33.5	—	—	—	33.5
Total Gas Utility Operating Expenses	293.3	—	—	(13.0)	280.3
Gas Marketing and Other	—	(7.2)	8.5	10.1	11.4
Total Operating Expenses	293.3	(7.2)	8.5	(2.9)	291.7
Operating Income (Loss)	$41.5	$21.6	$(4.2)	$—	$58.9
Net Economic Earnings (Loss)	$16.9	$4.4	$(6.1)	$—	$15.2

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2019
Operating Revenues:
Revenues from external customers	$1,651.9	$69.6	$5.3	$—	$1,726.8
Intersegment revenues	1.7	—	9.0	(10.7)	—
Total Operating Revenues	1,653.6	69.6	14.3	(10.7)	1,726.8
Operating Expenses:
Gas Utility
Natural and propane gas	746.6	—	—	(82.0)	664.6
Operation and maintenance	330.3	—	—	(7.1)	323.2
Depreciation and amortization	133.2	—	—	—	133.2
Taxes, other than income taxes	126.3	—	—	—	126.3
Total Gas Utility Operating Expenses	1,336.4	—	—	(89.1)	1,247.3
Gas Marketing and Other	—	47.3	25.9	78.4	151.6
Total Operating Expenses	1,336.4	47.3	25.9	(10.7)	1,398.9
Operating Income (Loss)	$317.2	$22.3	$(11.6)	$—	$327.9
Net Economic Earnings (Loss)	$220.7	$17.8	$(19.7)	$—	$218.8

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2018
Operating Revenues:
Revenues from external customers	$1,667.3	$55.3	$3.2	$—	$1,725.8
Intersegment revenues	0.3	—	8.3	(8.6)	—
Total Operating Revenues	1,667.6	55.3	11.5	(8.6)	1,725.8
Operating Expenses:
Gas Utility
Natural and propane gas	784.5	—	—	(52.8)	731.7
Operation and maintenance	339.8	—	—	(6.4)	333.4
Depreciation and amortization	121.9	—	—	—	121.9
Taxes, other than income taxes	128.2	—	—	—	128.2
Total Gas Utility Operating Expenses	1,374.4	—	—	(59.2)	1,315.2
Gas Marketing and Other	—	27.6	19.4	50.6	97.6
Total Operating Expenses	1,374.4	27.6	19.4	(8.6)	1,412.8
Operating Income (Loss)	$293.2	$27.7	$(7.9)	$—	$313.0
Net Economic Earnings (Loss)	$208.1	$18.2	$(16.0)	$—	$210.3

The Company’s total assets by segment were as follows:

	June 30,	September 30,	June 30,
	2019	2018	2018
Total Assets:
Gas Utility	$5,830.1	$5,606.7	$5,445.5
Gas Marketing	232.3	295.3	234.5
Other	2,537.4	2,508.0	2,135.9
Eliminations	(1,267.8)	(1,566.4)	(1,231.0)
Total Assets	$7,332.0	$6,843.6	$6,584.9

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net Income	$(3.0)	$25.9	$218.9	$240.1
Adjustments, pre-tax:
Missouri regulatory adjustments	—	—	—	30.6
Unrealized loss (gain) on energy-related derivatives	8.0	(16.0)	(3.3)	(3.4)
Realized gain on economic hedges prior to the sale of the physical commodity	—	—	—	(0.3)
Lower of cost or market inventory adjustments	2.7	—	2.7	—
Acquisition, divestiture and restructuring activities	—	3.3	0.4	7.0
Income tax effect of adjustments	(2.7)	2.0	0.1	(9.7)
Effect of the Tax Cuts and Jobs Act	—	—	—	(54.0)
Net Economic Earnings	$5.0	$15.2	$218.8	$210.3

12. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2032, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2019, are estimated at $1,541.9, $611.8, and $342.9 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

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

Spire Alabama

On December 17, 2013, an incident occurred at a Housing Authority apartment complex in Birmingham, Alabama that resulted in one fatality, personal injuries and property damage. Spire Alabama cooperated with the National Transportation Safety Board (“NTSB”) which investigated the incident. The NTSB report of findings was issued on March 30, 2016 and no safety recommendations, fines, or penalties were contained therein. Spire Alabama has been named as a defendant in several lawsuits arising from the incident, some of which remain pending. Spire Alabama has reached an agreement in principle to resolve all remaining lawsuits arising from this incident and does not expect potential liabilities that may arise from these lawsuits to have a material impact on its future financial condition or results of operations.

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

13. INCOME TAXES

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

As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC 980, Regulated Operations. Reductions in deferred income tax balances due to the reduction in the corporate income tax rate will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. In the third quarter of fiscal 2018, the MoPSC Amended Report and Order took effect and the estimated excess accumulated deferred income tax began to be returned to customers in rates. The amount being returned is estimated with a tracker established to defer the difference from the estimated amounts to the actual amounts once the actual amounts have been calculated. During the three and nine months ended June 30, 2019, Spire Missouri returned excess accumulated deferred taxes of $2.1 and $6.3, respectively. The treatment for accumulated deferred income tax balances for Spire Alabama, Spire Gulf and Spire Mississippi is yet to be determined by state regulators.

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

•	Acquisitions may not achieve their intended results;
•	Spire STL Pipeline LLC activities may be hindered or halted by regulatory, legal, operational or other obstacles;
•	Legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting:
▪	allowed rates of return,
▪	incentive regulation,
▪	industry structure,
▪	purchased gas adjustment provisions,
▪	rate design structure and implementation,
▪	regulatory assets,
▪	non-regulated and affiliate transactions,
▪	franchise renewals,
▪	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety,
▪	taxes,
▪	pension and other postretirement benefit liabilities and funding obligations, or
▪	accounting standards;
•	The results of litigation;
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

Other

Other components of the Company’s consolidated information include:

•	unallocated corporate items, including certain debt and associated interest costs;
•	Spire STL Pipeline LLC (“Spire STL Pipeline”) and Spire Storage West LLC (“Spire Storage”), described below; and
•	Spire’s subsidiaries engaged in the operation of a propane pipeline, compression of natural gas, and risk management, among other activities.

Spire STL Pipeline is a wholly owned subsidiary of Spire constructing and planning the operation of a 65-mile pipeline to connect to the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. The Federal Energy Regulatory Commission (“FERC”) issued a Certificate of Public Convenience and Necessity in August 2018 and a Notice to Proceed in November 2018, allowing construction to begin. The pipeline will operate under FERC jurisdiction and will be capable of delivering up to 4 million therms per day of natural gas into eastern Missouri. Spire Missouri will be the foundational shipper with a contractual commitment of 3.5 million therms per day. Construction is underway and is anticipated to be completed by the end of the calendar year.

Spire Storage is engaged in the storage of natural gas in the Western region of the United States. It consists of two adjacent storage facilities from the Ryckman Creek and Clear Creek purchases in December 2017 and May 2018, respectively. The addition of Clear Creek created an opportunity to develop a larger, more flexible, and more reliable combined storage platform. Accordingly, Spire Storage filed an application with the FERC to operate both facilities in an integrated fashion under a single market rate-based tariff, which the FERC approved seven months later on January 25, 2019. The timing of the FERC approval, our ongoing analysis of the fields’ geological capabilities and the investments we are making to ensure reliable operations for the upcoming winter, have lengthened the time required to finalize our development approach and achieve sustained profitability. We anticipate investing additional capital through the winter heating season of 2019-2020 as we complete those efforts and serve our existing customers. Future development of Spire Storage would entail additional investments to increase injection, withdrawal and storage capacity and enhance connectivity within the facilities and with interconnected interstate pipelines.

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

EARNINGS – THREE MONTHS ENDED JUNE 30, 2019

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Three Months Ended June 30, 2019
Net Income (Loss) [GAAP]	$7.6	$(4.7)	$(5.9)	$(3.0)	$(0.09)
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	—	8.0	—	8.0	0.16
Lower of cost or market inventory adjustments	—	2.7	—	2.7	0.05
Income tax effect of adjustments*	—	(2.7)	—	(2.7)	(0.05)
Net Economic Earnings (Loss) [Non-GAAP]**	$7.6	$3.3	$(5.9)	$5.0	$0.07

Three Months Ended June 30, 2018
Net Income (Loss) [GAAP]	$18.5	$16.2	$(8.8)	$25.9	$0.52
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	—	(16.0)	—	(16.0)	(0.32)
Acquisition, divestiture and restructuring activities	—	—	3.3	3.3	0.07
Income tax effect of adjustments*	(1.6)	4.2	(0.6)	2.0	0.04
Net Economic Earnings (Loss) [Non-GAAP]**	$16.9	$4.4	$(6.1)	$15.2	$0.31

*

Income tax effect is calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items and then adding any estimated effects of enacted state or local income tax laws for periods before the related effective date.

**

Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation, which includes reductions for cumulative preferred dividends and participating shares.

Note: In the following discussion, all references to earnings (loss) per share and net economic earnings per share refer to earnings (loss) per common share and net economic earnings per common share.

Consolidated

Spire had a net loss of $3.0 for the three months ended June 30, 2019, compared with net income of $25.9 for the three months ended June 30, 2018. Basic and diluted loss per share for the three months ended June 30, 2019 were $0.09, compared with basic and diluted earnings per share of $0.52 for the three months ended June 30, 2018. Net income decreased $28.9, reflecting a $10.9 decrease in the Gas Utility segment, a $20.9 decrease in Gas Marketing, slightly offset by a $2.9 lower loss in Other. The Gas Utility decrease reflects a $10.4 decline at the Missouri Utilities primarily attributable to the 2018 rate design change, and a net $0.5 decrease between Spire Alabama and Spire EnergySouth Utilities in the current quarter. Gas Marketing net income decreased due principally to a $26.7 ($19.8 after-tax) decline in derivative activity and fair value measurements. Other benefited from higher Allowance for Funds Used in Construction (“AFUDC”) income offsetting losses at Spire Storage.

Spire’s net economic earnings were $5.0 ($0.07 per diluted share) for the three months ended June 30, 2019, a decrease of $10.2 from the $15.2 ($0.31 per diluted share) reported for the same period last year. For the current quarter both net income per share and net economic earnings per share were impacted by 2.3 million shares that were issued in May 2018, the 0.1 million shares issued under the at-the-market (ATM) program in the third quarter of 2019, combined with an approximately $0.03 per share impact due to dividends earned from the $250.0 in preferred shares that were issued in May 2019. Dividends on cumulative preferred shares are deducted from net income in the calculation of earnings per common share.

The principal drivers of the decrease in net economic earnings was the rate design impact at the Missouri Utilities, combined with lower Gas Marketing earnings, as reflected in the table. These impacts are described in further detail below.

Gas Utility

For the three months ended June 30, 2019, net economic earnings for the Gas Utility segment decreased $9.3 from the third quarter last year, primarily due to an $8.8 decrease at the Missouri Utilities. The new rate design at the Missouri Utilities lowered the fixed monthly charge and increased the volumetric component, resulting in the shifting of revenues and earnings from April - October to the November - March time periods when the highest volume of gas is used by customers. The Missouri Utilities also experienced $2.6 higher operation and maintenance (“O&M”) expense in the third quarter of fiscal 2019 after reclassification of a $5.8 net quarter-over-quarter increase due to the mix of service and non-service postretirement benefits costs now recorded in other income and expense, combined with higher depreciation expenses resulting from the continued infrastructure investment at all the Utilities. These impacts are discussed in further detail below.

Gas Marketing

For the three months ended June 30, 2019, net economic earnings for the Gas Marketing segment decreased $1.1 compared with the third quarter last year. Third quarter net economic earnings were $3.3, down from $4.4 in the prior year. The performance in the current year period reflects the benefit of geographic expansion that created additional opportunities to optimize the segment’s supply, transportation and storage portfolio. This was more than offset by higher costs and narrower basis differentials.

Other

For the three months ended June 30, 2019, net economic loss for Other decreased $0.2 compared with the third quarter last year. This decrease reflects higher AFUDC income for Spire STL Pipeline that partially offset a $5.1 operating loss associated with Spire Storage (where operating and restructuring costs were excluded from net economic earnings in the prior year) and higher interest expense due to increased short-term rates.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2019
Operating Income (Loss) [GAAP]	$25.3	$(7.0)	$(5.0)	$—	$13.3
Operation and maintenance expenses	113.4	3.2	8.4	(2.6)	122.4
Depreciation and amortization	45.1	—	0.7	—	45.8
Taxes, other than income taxes	29.7	0.1	0.4	—	30.2
Less: Gross receipts tax expense	(18.2)	—	—	—	(18.2)
Contribution Margin [Non-GAAP]	195.3	(3.7)	4.5	(2.6)	193.5
Natural and propane gas costs	88.1	22.0	0.1	(0.6)	109.6
Gross receipts tax expense	18.2	—	—	—	18.2
Operating Revenues	$301.6	$18.3	$4.6	$(3.2)	$321.3

Three Months Ended June 30, 2018
Operating Income (Loss) [GAAP]	$41.5	$21.6	$(4.2)	$—	$58.9
Operation and maintenance expenses	101.4	2.0	7.7	(2.6)	108.5
Depreciation and amortization	40.5	—	0.5	—	41.0
Taxes, other than income taxes	33.5	0.1	0.3	—	33.9
Less: Gross receipts tax expense	(20.4)	—	—	—	(20.4)
Contribution Margin [Non-GAAP]	196.5	23.7	4.3	(2.6)	221.9
Natural and propane gas costs	117.9	(9.3)	—	(0.3)	108.3
Gross receipts tax expense	20.4	—	—	—	20.4
Operating Revenues	$334.8	$14.4	$4.3	$(2.9)	$350.6

Consolidated

As shown in the table above, Spire reported operating revenue of $321.3, a decrease of $29.3 for the three months ended June 30, 2019, compared with the same period last year, primarily due to a $33.2 reduction in the Gas Utility segment. Spire’s contribution margin decreased $28.4 compared with last year, due to decreases in the Gas Marketing and Gas Utility segments of $27.4 and $1.2, respectively, before intersegment eliminations. Depreciation and amortization expenses were up $4.6 in the Gas Utility segment, reflecting the higher overall capital investments across all utilities. Gas Utility O&M expenses in the quarter were $12.0 higher than the prior-year quarter, driven primarily by a $8.1 net quarter-over-quarter increase due to the mix of service and non-service postretirement benefits costs now recorded in other income and expense. Excluding this reclassification, Gas Utility O&M expenses increased approximately $3.9 versus the third quarter in the prior year. These impacts are described in further detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the three months ended June 30, 2019, were $301.6, or $33.2 lower than the same period last year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Missouri Utilities and Spire Alabama – Volumetric usage (net of weather mitigation)	$(16.2)
Missouri Utilities and Spire Alabama – Lower PGA/GSA cost recoveries	(15.5)
Missouri Utilities – 2018 rate case resets	(4.4)
Missouri Utilities and Spire Alabama – Lower gross receipts taxes	(2.4)
Missouri Utilities – Infrastructure System Replacement Surcharge ("ISRS")	2.9
Missouri Utilities – Off-system sales and capacity release	1.2
All other factors	1.2
Total Variation	$(33.2)

The decrease in revenues was driven by lower volumetric usage, lower gas cost recoveries, and lower gross receipt taxes at both the Missouri Utilities and Spire Alabama. Spire Missouri also had a $4.4 decrease attributable to the 2018 rate case reset that was only partly offset by ISRS charges and off-system sales revenues.

Contribution Margin – Gas Utility contribution margin was $195.3 for the three months ended June 30, 2019, a $1.2 decrease over the same period last year. The decrease was attributable to the following factors:

Missouri Utilities – 2018 rate case resets	$(4.4)
Missouri Utilities – Rate case Tax Cuts and Jobs Act ("TCJA") customer giveback	(1.4)
Missouri Utilities – ISRS	2.9
Spire Alabama – Rate Stabilization and Equalization (“RSE”): net renewal and giveback	1.6
All other factors	0.1
Total Variation	$(1.2)

The decrease in contribution margin was primarily attributable to the Missouri Utilities’ rate case resets and the customer givebacks at the Missouri Utilities resulting from the TCJA, partly offset by $2.9 higher ISRS and the favorable $1.6 RSE adjustment at Spire Alabama.

Operating Expenses – O&M expenses for the three months ended June 30, 2019 were $12.0 higher than the same period in the prior year. The increase reflects a $8.1 net quarter-over-quarter increase due to the mix of service and non-service postretirement benefits costs now recorded in other income and expense. Excluding this reclassification, O&M increased $3.9 versus the prior year, due primarily to $1.2 higher employee benefits and energy efficiency costs resulting from the 2018 Missouri rate cases (recovered in rates), with other discretionary spend up marginally from last year. Depreciation and amortization expenses for the three months ended June 30, 2019, increased $4.6 from last year, the result of higher levels of capital expenditures across all the Utilities.

Gas Marketing

Operating Revenues – Operating revenues increased $3.9 versus the prior-year period resulting from higher volumetric gas sales only being partly offset by the impact of lower transport activity and the impact of lower general pricing this quarter versus the prior year quarter. Average pricing for the three months ended June 30, 2019, was approximately $2.35/MMBtu versus approximately $2.46/MMBtu for the quarter ended June 30, 2018.

Contribution Margin – Gas Marketing contribution margin during the three months ended June 30, 2019 decreased $27.4 from the same period last year, largely reflecting a $26.7 ($19.8 after-tax) decline in derivative activity and fair value measurements excluded from net economic earnings. Excluding these losses, margins decreased by $0.7 from the prior year reflecting a return to more normal market conditions with narrower basis differentials, offset in part by geographic expansion that created additional opportunities to optimize the segment’s supply, transportation and storage portfolio.

Interest Charges

Consolidated interest charges during the three months ended June 30, 2019, increased by $1.4 from the same period last year. The increase was primarily driven by net long-term debt issuances and higher rates and levels of short-term borrowings. For the three months ended June 30, 2019 and 2018, average short-term borrowings were $476.3 and $256.4, respectively, and the average interest rates on these borrowings were 2.8% and 2.4%, respectively. Partly offsetting these factors was an increase in the non-cash AFUDC income for Spire STL Pipeline compared to the prior year.

Income Taxes

The favorable change to consolidated income tax for the three months ended June 30, 2019 versus the prior year quarter reflects the change in pre-tax (loss) income and an increase in amortization of excess deferred income taxes.

Spire Missouri

	Three Months Ended June 30,
	2019	2018
Operating Income [GAAP]	$12.2	$26.7
Operation and maintenance expenses	68.2	59.8
Depreciation and amortization	28.0	24.2
Taxes, other than income taxes	19.9	23.7
Less: Gross receipts tax expense	(12.5)	(14.5)
Contribution Margin [Non-GAAP]	115.8	119.9
Natural and propane gas costs	63.1	81.1
Gross receipts tax expense	12.5	14.5
Operating Revenues	$191.4	$215.5
Net Income	$1.1	$11.5

Operating revenues for the three months ended June 30, 2019, decreased $24.1 from the same period last year primarily due to an $11.3 decrease in volumetric usage (net of weather mitigation) resulting from warmer weather in the current year quarter, combined with $9.7 lower gas recoveries. A further $4.4 reduction was attributable to rate design changes resulting from the 2018 rate case resets. Increased ISRS and off-system sales revenues in the current year quarter only partly offset these negative impacts. Contribution margin for the three months ended June 30, 2019, decreased $4.1 from the same period last year, largely due to the rate case resets and TCJA customer givebacks, partly offset by ISRS charges mentioned above.

O&M expenses for the three months ended June 30, 2019 increased $8.4 primarily due to a $5.8 net quarter-over-quarter increase due to the mix of service and non-service postretirement benefits costs now recorded in other income and expense. Excluding this reclassification, operating expenses increased by $2.6, primarily due to $1.2 increase in employee benefits and energy efficiency costs resulting from the 2018 rate case that is fully recovered in operating revenues. Depreciation and amortization increased $3.8 in the current quarter versus the prior-year quarter due to higher capital investments.

For the quarter ended June 30, 2019, net income decreased $10.4 versus the prior-year quarter, which was primarily the result of the higher O&M expenses, combined with the lower contribution margin in the current-year quarter.

Degree days in Spire Missouri’s service areas during the three months ended June 30, 2019, were 2% warmer than normal and 28% warmer than the same period last year, resulting in lower usage on a year-over-year comparative basis. The Missouri Utilities’ total system therms sold and transported were 232.5 million for the three months ended June 30, 2019, compared with 277.4 million for the same period last year. Total off-system therms sold and transported were 3.1 million for the three months ended June 30, 2019, compared with 1.0 million for the same period last year.

Spire Alabama

	Three Months Ended June 30,
	2019	2018
Operating Income [GAAP]	$11.1	$13.3
Operation and maintenance expenses	37.3	33.2
Depreciation and amortization	14.2	13.5
Taxes, other than income taxes	8.2	8.1
Less: Gross receipts tax expense	(4.8)	(5.2)
Contribution Margin [Non-GAAP]	66.0	62.9
Natural and propane gas costs	20.0	32.2
Gross receipts tax expense	4.8	5.2
Operating Revenues	$90.8	$100.3
Net Income	$5.6	$6.3

Operating revenues for the three months ended June 30, 2019, decreased $9.5 from the same period last year. The change in operating revenue was driven principally by a $5.8 decrease in gas cost recoveries versus the prior year and lower current-year volumetric usage impacts of $4.9, offset by net favorable RSE adjustment impacts of $1.6. Contribution margin increased $3.1, primarily due to the favorable RSE related adjustments and favorable weather mitigation adjustments.

O&M expenses for the three months ended June 30, 2019 increased $4.1, due in part to a $2.2 net quarter-over-quarter increase due to the mix of service and non-service postretirement benefits costs now recorded in other income and expense. Excluding this reclassification, operating expenses increased by $1.9, primarily due to higher other controllable expenses.

Depreciation and amortization expenses for the three months ended June 30, 2019, were $0.7 higher than the same period last year, the result of continued infrastructure investment.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended June 30, 2019 were 4% colder than normal and 22% warmer than a year ago. Spire Alabama’s total system therms sold and transported were 236.0 million for the three months ended June 30, 2019, compared with 234.0 million for the same period last year.

EARNINGS – NINE MONTHS ENDED JUNE 30, 2019

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Nine Months Ended June 30, 2019
Net Income (Loss) [GAAP]	$220.7	$18.2	$(20.0)	$218.9	$4.27
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	—	(3.3)	—	(3.3)	(0.06)
Lower of cost or market inventory adjustments	—	2.7	—	2.7	0.05
Acquisition, divestiture and restructuring activities	—	—	0.4	0.4	0.01
Income tax effect of adjustments*	—	0.2	(0.1)	0.1	—
Net Economic Earnings (Loss) [Non-GAAP]	$220.7	$17.8	$(19.7)	$218.8	$4.27

Nine Months Ended June 30, 2018
Net Income [GAAP]	$166.2	$20.0	$53.9	$240.1	$4.91
Adjustments, pre-tax:
Missouri regulatory adjustments	30.6	—	—	30.6	0.63
Unrealized gain on energy-related derivatives	—	(3.4)	—	(3.4)	(0.07)
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.3)	—	(0.3)	(0.01)
Acquisition, divestiture and restructuring activities	0.2	—	6.8	7.0	0.14
Income tax effect of adjustments*	(9.2)	1.0	(1.5)	(9.7)	(0.20)
Effect of the Tax Cuts and Jobs Act	20.3	0.9	(75.2)	(54.0)	(1.10)
Net Economic Earnings (Loss) [Non-GAAP]	$208.1	$18.2	$(16.0)	$210.3	$4.30
*

Income tax effect is calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items and then adding any estimated effects of enacted state or local income tax laws for periods before the related effective date.

**

Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation, which includes reductions for cumulative preferred dividends and participating shares.

Note: In the following discussion, all references to earnings per share and net economic earnings per share refer to earnings per common share and net economic earnings per common share.

Consolidated

Spire’s net income was $218.9 for the nine months ended June 30, 2019, compared with $240.1 for the nine months ended June 30, 2018. Basic and diluted earnings per share for the nine months ended June 30, 2019, were $4.28 and $4.27, respectively, compared with basic and diluted earnings per share of $4.92 and $4.91, respectively, for the nine months ended June 30, 2018. The decrease in net income of $21.2 reflects a $54.0 prior year income benefit relating to the implementation of the TCJA, partly offset by $38.4 in pre-tax ($23.6 after-tax) expense for Missouri rate case write-offs recorded in the prior year. Excluding these amounts, net income growth was $9.2, driven by higher operating results of the Gas Utility segment primarily attributable to Spire Missouri’s new rate design, higher volumes, higher ISRS charges, and customer growth.

The Gas Marketing segment also experienced strong operating results, as the benefits of geographic expansion have mostly offset the return of more normal market conditions and higher operating expenses.

Net economic earnings were $218.8 ($4.27 per diluted share) for the nine months ended June 30, 2019, up from $210.3 ($4.30 per diluted share) for the same period last year. Earnings reflect a $12.6 increase for Gas Utility, partly offset by a $0.4 net economic earnings decrease experienced by Gas Marketing and by a $3.7 higher net economic loss in Other. These fluctuations are described in more detail below. Net economic earnings per share was further impacted by two events, the first being the issuance of 2.3 million common shares in May 2018, and the second being the dividends earned from the $250.0 in preferred shares issued in May 2019 which contributed to a $0.03 earnings per share reduction. Dividends earned on cumulative preferred shares are deducted from net income in the calculation of earnings per share.

Gas Utility

Gas Utility net income increased by $54.5 and net economic earnings increased $12.6 for the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018. Both net income and net economic earnings were higher in the current year due to the rate case redesign at Spire Missouri, and from weather patterns that were favorable to the prior year. Prior-year net income was negatively impacted by the $23.6 after-tax expense for Missouri rate case write-offs and by a one-time tax expense recorded in 2018 related to the implementation of the TCJA.

Gas Marketing

The Gas Marketing segment reported net income totaling $18.2 for the nine months ended June 30, 2019, versus net income of $20.0 during the same period last year, with the prior-year period benefitting from favorable fair value mark-to-market valuations and unusually favorable market conditions. Net economic earnings for the nine months ended June 30, 2019, was $17.8, a decrease of $0.4 from the same period last year as the benefits of geographic expansion were offset by a return of more normal market conditions and higher operating expenses.

Other

For the nine months ended June 30, 2019, net economic loss for Other was $19.7, up from $16.0 in the prior-year period. The higher costs reflect higher corporate interest costs and a $12.5 loss from Spire Storage, partially offset by increased AFUDC income for Spire STL Pipeline.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2019
Operating Income (Loss) [GAAP]	$317.2	$22.3	$(11.6)	$—	$327.9
Operation and maintenance expenses	330.3	8.5	22.3	(8.2)	352.9
Depreciation and amortization	133.2	—	1.7	—	134.9
Taxes, other than income taxes	126.3	0.6	1.2	—	128.1
Less: Gross receipts tax expense	(87.5)	(0.1)	—	—	(87.6)
Contribution Margin [Non-GAAP]	819.5	31.3	13.6	(8.2)	856.2
Natural and propane gas costs	746.6	38.2	0.7	(2.5)	783.0
Gross receipts tax expense	87.5	0.1	—	—	87.6
Operating Revenues	$1,653.6	$69.6	$14.3	$(10.7)	$1,726.8

Nine Months Ended June 30, 2018
Operating Income (Loss) [GAAP]	$293.2	$27.7	$(7.9)	$—	$313.0
Operation and maintenance expenses	339.8	5.1	17.8	(7.5)	355.2
Depreciation and amortization	121.9	—	1.0	—	122.9
Taxes, other than income taxes	128.2	0.2	0.4	—	128.8
Less: Gross receipts tax expense	(87.0)	(0.1)	—	—	(87.1)
Contribution Margin [Non-GAAP]	796.1	32.9	11.3	(7.5)	832.8
Natural and propane gas costs	784.5	22.3	0.2	(1.1)	805.9
Gross receipts tax expense	87.0	0.1	—	—	87.1
Operating Revenues	$1,667.6	$55.3	$11.5	$(8.6)	$1,725.8
Consolidated

Spire’s operating revenues for the nine months ended June 30, 2019, decreased by $14.0 at the Gas Utility segment and were $14.3 higher in the Gas Marketing segment. The Gas Utility decrease was due principally to the Missouri rate case reset (net of TCJA giveback), lower gas cost recoveries, and weather/volumetric impacts (net of volume mitigation). The Gas Marketing increase was due to a combination of higher pricing and volumes. Spire’s contribution margin increased $23.4 compared with the same nine-month period last year. The growth in contribution margin was primarily attributable to the Gas Utility segment, up $23.4, with the Missouri Utilities up $16.6 and Spire Alabama up $6.1, with remaining growth from the utilities of Spire EnergySouth. Gas Marketing’s contribution margin was down $1.6, reflecting a decline in basis differentials that was only partly offset by higher volumes combined with geographic expansion. Depreciation and amortization expenses were higher in the Gas Utility segment, due to higher capital investments in both the Missouri Utilities and Spire Alabama. Gas Utility O&M expenses were lower in the current year driven primarily by the Missouri rate case write-offs in the prior year.  These fluctuations are described in more detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the nine months ended June 30, 2019, were $1,653.6, or $14.0 lower than the same period last year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Missouri Utilities and Spire Alabama – Lower PGA/GSA cost recoveries	$(30.4)
Missouri Utilities and Spire Alabama – Rate case TCJA customer giveback	(21.4)
Missouri Utilities and Spire Alabama – Volumetric usage (net of weather mitigation)	(1.0)
Missouri Utilities – 2018 rate case resets	29.5
Spire Alabama – RSE: net renewal and giveback	4.0
Missouri Utilities – ISRS	3.0
Missouri Utilities – Customer growth	1.9
All other factors	0.4
Total Variation	$(14.0)

The decrease in revenues was driven primarily by a $30.4 reduction in gas cost recoveries, rate case TCJA customer givebacks totaling $21.4. These impacts were only partly offset by an increase of $29.5 relating to the changes to the Spire Missouri rate case resets, a $4.0 increase relating to Spire Alabama’s RSE renewal and giveback, an increase in ISRS of $3.0, and $1.9 attributable to customer growth.

Contribution Margin – Gas Utility contribution margin was $819.5 for the nine months ended June 30, 2019, a $23.4 increase over the same period last year. The increase was attributable to the following factors:

Missouri Utilities – 2018 rate case resets	$29.5
Missouri Utilities and Spire Alabama – Volumetric usage (net of weather mitigation)	4.4
Spire Alabama – RSE: net renewal and giveback	4.0
Missouri Utilities – ISRS	3.0
Missouri Utilities – Customer growth	1.9
Missouri Utilities – Off-system sales and capacity release	1.5
Missouri Utilities and Spire Alabama – Customer rate reductions resulting from TCJA	(21.4)
All other factors	0.5
Total Variation	$23.4

The contribution margin increase resulted from the new Missouri rate design and colder weather in the current year (net of weather mitigation), combined with the impacts from Spire Alabama’s rate reset and the Missouri Utilities’ off-system sales and capacity release.

Operating Expenses – Gas Utility O&M expenses for the nine months ended June 30, 2019, decreased $9.5 from last year. Removing last year’s $38.4 of Missouri rate case write-offs, and the $18.0 net year-over-year increase due to the reclassification of mix of service and non-service postretirement benefits costs to other income and expense, O&M increased $10.9. Of this increase, $9.3 relates to higher employee benefits and energy efficiency costs that resulted from the 2018 Missouri rate case. Depreciation and amortization expenses for the nine months ended June 30, 2019, increased $11.3 from the same period last year because of higher levels of capital investment over the past year, with $8.8 of the increase attributable to Spire Missouri and $2.1 attributable to Spire Alabama.

Gas Marketing

Operating Revenues – Gas Marketing operating revenues during the nine months ended June 30, 2019, increased $14.3 from the same period last year, principally due to higher total volumes, higher general pricing levels, along with the effect of changes in trading activities. Overall commodity pricing in the current year was $0.22/MMBtu higher than the prior year.

Contribution Margin – Gas Marketing contribution margin during the nine months ended June 30, 2019, decreased $1.6 from the same period last year. This reflects geographic expansion that created additional opportunities to optimize the segment’s supply, transportation and storage portfolio that was more than offset a return to more normal market conditions, reflected in the narrowed basis differentials in the current year.

Interest Charges

Consolidated interest charges during the nine months ended June 30, 2019, were $5.1 higher than the same period last year. The increase was primarily driven by higher rates and levels of short-term borrowings. For the nine months ended June 30, 2019 and 2018, the average interest rates on these borrowings were 2.8% and 2.0%, respectively.

Income Taxes

Consolidated income tax expense during the nine months ended June 30, 2019, increased $53.7 versus the prior year. Of this variance, $54.0 is the result of the revaluation of deferred tax assets and liabilities on the balance sheet that were recorded due to the enactment of the TCJA in the prior year. The remaining variance is the result of higher pre-tax book income in the current year, mostly offset by the amortization of excess deferred taxes being returned to customers.

Spire Missouri

	Nine Months Ended June 30,
	2019	2018
Operating Income [GAAP]	$186.0	$163.3
Operation and maintenance expenses	202.0	213.9
Depreciation and amortization	83.0	74.2
Taxes, other than income taxes	89.9	91.1
Less: Gross receipts tax expense	(63.1)	(61.3)
Contribution Margin [Non-GAAP]	497.8	481.2
Natural and propane gas costs	600.3	598.5
Gross receipts tax expense	63.1	61.3
Operating Revenues	$1,161.2	$1,141.0
Net Income	$132.3	$139.3

Operating revenues during the nine months ended June 30, 2019, increased $20.2 from the same period last year primarily due to a $9.6 increase attributable to the new rate design (net of TCJA giveback), a $7.8 increase in volumetric impacts (net of weather mitigation) relating to colder weather conditions in the current year, $3.0 higher ISRS charges, offset partly by $3.7 lower gas cost recoveries. Contribution margin increased $16.6 primarily due to the $9.6 increase attributable to the new rate design (net of TCJA giveback), $3.0 increase due to higher ISRS charges, a $1.9 increase due to customer growth, and a $1.5 increase due to off-system sales and capacity release.

O&M expenses during the nine months ended June 30, 2019, decreased $11.9 from the same period last year. Excluding the $38.4 of Missouri rate case write-offs in the prior year, and the reclassification of $15.6 net year-over-year increase due to the mix of service and non-service postretirement benefits costs now recorded in other income and expense, O&M expenses were $10.9 higher in the current year versus the prior-year period. This increase is primarily the result of $9.3 higher employee benefits and energy efficiency costs (recovered in rates) resulting from the 2018 rate case. Depreciation increased by $8.8 because of continuing increases in the levels of capital investment.

Temperatures in Spire Missouri’s service areas during the nine months ended June 30, 2019, were 5% colder than the same period last year and 9% colder than normal. The Missouri Utilities’ total system therms sold and transported were 1,650.6 million for the nine months ended June 30, 2019, compared with 1,590.3 million for the same period last year. Total off-system therms sold and transported were 37.8 million for the nine months ended June 30, 2019, compared with 68.6 million for the same period last year. Revenues and margins were not significantly impacted by colder weather due to weather mitigation in our rate design.

Spire Alabama

	Nine Months Ended June 30,
	2019	2018
Operating Income [GAAP]	$107.8	$108.4
Operation and maintenance expenses	105.1	101.2
Depreciation and amortization	41.5	39.4
Taxes, other than income taxes	29.7	30.7
Less: Gross receipts tax expense	(20.7)	(22.4)
Contribution Margin [Non-GAAP]	263.4	257.3
Natural and propane gas costs	120.6	159.7
Gross receipts tax expense	20.7	22.4
Operating Revenues	$404.7	$439.4
Net Income	$72.6	$12.3

Operating revenues for the nine months ended June 30, 2019, decreased $34.7 from the same period last year.  The change was principally driven by a $26.7 decrease in gas cost recoveries versus the prior year, a $8.8 decrease related to gas usage, and $1.7 in lower gross receipts tax that was only offset partly by no RSE adjustment in the current year versus a net $4.0 RSE give back in the prior year. Contribution margin increased $6.1, principally a result of the 2019 RSE rate reset, $3.6 favorable weather mitigation, offset by $1.5 in TCJA customer givebacks.

O&M expenses for the nine months ended June 30, 2019 increased $3.9 from the same period last year. Excluding the $2.2 net year-over-year increase due to the mix of service and non-service postretirement benefits costs now recorded in other income and expense, O&M expenses were $1.7 higher in the current year versus the prior-year period, reflecting slightly higher other controllable expenses. Net income variance versus prior year also includes the $59.2 deferred tax revaluation impact resulting from the implementation of the TCJA in 2018.

Temperatures in Spire Alabama’s service area during the nine months ended June 30, 2019, were 6% warmer than the same period last year and 6% warmer than normal. Spire Alabama’s total system therms sold and transported were 840.6 million for the nine months ended June 30, 2019, compared with 805.1 million for the same period last year.

REGULATORY MATTERS

For discussions of regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and include regulatory accounting, employee benefits and postretirement obligations, and income taxes. There were no significant changes to critical accounting estimates during the nine months ended June 30, 2019.

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

	Nine Months Ended June 30,
Cash Flow Summary	2019	2018
Net cash provided by operating activities	$440.6	$511.3
Net cash used in investing activities	(623.5)	(371.3)
Net cash provided by (used in) financing activities	167.3	(140.5)

For the nine months ended June 30, 2019, net cash provided by operating activities decreased $70.7 from the corresponding period of fiscal 2018. The change was due principally to the timing of accounts receivable and fluctuations in working capital items, as discussed above.

For the nine months ended June 30, 2019, net cash used in investing activities was $252.2 more than for the same period in the prior year, driven by a $274.2 increase in capital expenditures. The higher capital spending in the current year is consistent with the Company’s capital expenditure expectations and reflects infrastructure upgrades at the Utilities, support of customer growth, new business development initiatives, as well as development of Spire STL Pipeline and Spire Storage. Total capital expenditures for the full fiscal year 2019 are expected to be approximately $780.

Lastly, for the nine months ended June 30, 2019, net cash provided by financing activities was $167.3, versus net cash used of $140.5 for the nine months ended June 30, 2018. This change primarily reflects issuance of long-term debt of $190.0 this year versus $75.0 in the prior year, combined with $107.6 lower short- and long-term borrowing repayments in the current year, and the issuance of $242.0 of preferred shares in the current year, partly offset by an increase in common stock dividends paid and $148.6 higher common stock proceeds received in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Our debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of June 30, 2019, the debt ratings of the Company, Spire Missouri and Spire Alabama, shown in the following table, remain at investment grade with a stable outlook.

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

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of or during the three and nine months ended June 30, 2019.

Short-term Debt

The Utilities’ short-term borrowing requirements typically peak during the colder months, while most of the Company’s other needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper or through the use of a revolving credit facility. For information about these resources, see Note 6, Financing Arrangements and Long-term Debt, of the Notes to Financial Statements in Item 1.

Long-term Debt and Equity

At June 30, 2019, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,222.0, of which $930.0 was issued by Spire Missouri, $415.0 was issued by Spire Alabama, and $62.0 was issued by other subsidiaries. For more information about long-term debt, see Note 6 of the Notes to Financial Statements in Item 1.

Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), issue common stock, and issue private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021. As of June 30, 2019, $400.0 remains available under this authorization.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (“SEC”) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 205,337 and 201,571 shares at June 30, 2019 and July 26, 2019, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

On February 6, 2019, Spire entered into an “at-the-market” equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Those shares will be issued pursuant to Spire’s universal shelf registration statement referenced above and a prospectus supplement dated May 14, 2019. In the quarter ended June 30, 2019, Spire issued 59,630 shares under this program, generating $4.9 of proceeds net of issuance costs. For more information, see Note 5 of the Notes to Financial Statements in Item 1.

On May 21, 2019, Spire completed the public offering of 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock, resulting in $242.0 of proceeds net of issuance costs. For more information, see Note 5 of the Notes to Financial Statements in Item 1.

Including the current portion of long-term debt, and treating the redeemable noncontrolling interest as equity, the Company’s long-term consolidated capitalization at June 30, 2019 consisted of 54.2% equity, compared to 52.2% equity at September 30, 2018.

CONTRACTUAL OBLIGATIONS

During the nine months ended June 30, 2019, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Form 10-K for the fiscal year ended September 30, 2018.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of June 30, 2019, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K as of September 30, 2018. During the second quarter of fiscal 2017, Spire entered into a ten-year interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $3.9 mark-to-market loss on this swap for the nine months ended June 30, 2019. In August 2018, Spire entered into a three-year interest rate swap with a fixed interest rate of 2.7675% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future variable interest rate payments. The Company recorded a $2.8 mark-to-market loss on this swap as part of other comprehensive income for the nine months ended June 30, 2019. During the first quarter of fiscal 2019, the Company entered into a three-year interest rate swap with a fixed interest rate of 3.250% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $20.7 mark-to-market loss on this swap for the nine months ended June 30, 2019.

ENVIRONMENTAL MATTERS

The Utilities and other Spire subsidiaries own and operate natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws and regulations, along with their interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Spire Missouri’s, or Spire Alabama’s financial position and results of operations. As environmental laws, regulations, and interpretations change, however, the Company and the Utilities may be required to incur additional costs. For information relative to environmental matters, see Contingencies in Note 12 of the Notes to Financial Statements in Item 1.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2019, the Company had no off-balance-sheet financing arrangements other than operating leases, surety bonds, and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, environmental matters and regulatory matters, see Note 12, Commitments and Contingencies, and Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1 of Part I.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2019 – April 30, 2019	170	$79.28	—	—
May 1, 2019 – May 31, 2019	—	—	—	—
June 1, 2019 – June 30, 2019	—	—	—	—
Total	170	$79.28	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of June 30, 2019, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 6. Exhibits

Exhibit No.	Description
3.1*	Certificate of Designations with respect to the Series A Preferred Stock, dated May 16, 2019; filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 21, 2019.
4.1*

Deposit Agreement, dated as of May 21, 2019, among the Company, Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts described therein; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 21, 2019.

4.2*	Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1).
4.3*	Form of Certificate representing the Series A Preferred Stock (included as Exhibit A to Exhibit 3.1).
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101.INS(x)	XBRL Instance Document.
101.SCH(x)	XBRL Taxonomy Extension Schema.
101.CAL(x)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(x)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(x)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(x)	XBRL Taxonomy Extension Presentation Linkbase.
*	Incorporated herein by reference and made a part hereof. File No. 1-16681.
(x)

Attached as Exhibit 101 to this Quarterly Report are the following documents for each registrant formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Income and Condensed Statements of Income for the three and nine months ended June 30, 2019 and 2018;  (iii) unaudited Condensed Consolidated Statements of Comprehensive Income and Condensed Statements of Comprehensive Income for the three and nine months ended June 30, 2019 and 2018; (iv) unaudited Condensed Consolidated Balance Sheets and Condensed Balance Sheets at June 30, 2019, September 30, 2018, and June 30, 2018; (v) unaudited Condensed Consolidated Statements of Shareholders’ Equity and Condensed Statements of Shareholder’s Equity for the three and nine months ended June 30, 2019 and 2018; (vi) unaudited Condensed Consolidated Statements of Cash Flows and Condensed Statements of Cash Flows for the nine months ended June 30, 2019 and 2018; and (vii) combined unaudited Notes to Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	July 30, 2019	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	July 30, 2019	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Alabama Inc.

Date:	July 30, 2019	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)