Form 10-K
period 2019-09-30
SPIRE INC; SPIRE MISSOURI INC; SPIRE ALABAMA INC
filed 2019-11-26
CIK 1126956, 57183, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 2101 6th Avenue North Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (only applicable to Spire Inc.):

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

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Spire Inc.	Yes [ ]	No [ X ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The aggregate market value of the common equity held by non-affiliates of Spire Inc. amounted to $4,053,711,051 as of March 31, 2019. All of Spire Missouri Inc.’s and Spire Alabama Inc.’s equity securities are owned by Spire Inc., their parent company and a reporting company under the Exchange Act.

The number of shares outstanding of each registrant’s common stock as of November 21, 2019 was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	50,977,062
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of proxy statement for Spire Inc. to be filed on or about December 13, 2019 — Part III.

Certain exhibits as indicated in Part IV.

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

AOCI	Accumulated other comprehensive income or loss	NYMEX	New York Mercantile Exchange, Inc.
APSC	Alabama Public Service Commission	NYSE	New York Stock Exchange
ASC	Accounting Standards Codification	O&M	Operation and maintenance expense
ASU	Accounting Standards Update	OCI	Other comprehensive income or loss
CCM	Cost Control Measure	PGA	Purchased Gas Adjustment
Heating degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	RSE	Rate Stabilization and Equalization
EPS	Earnings per share	SEC	U.S. Securities and Exchange Commission
ESR	Enhanced Stability Reserve	Spire Alabama	Spire Alabama Inc.
FASB	Financial Accounting Standards Board	Spire EnergySouth	Spire EnergySouth Inc., parent of Spire Gulf and Spire Mississippi
FERC	Federal Energy Regulatory Commission	Spire Gulf	Spire Gulf Inc.
GAAP	Accounting principles generally accepted in the United States of America	Spire Marketing	Spire Marketing Inc.
Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Mississippi	Spire Mississippi Inc.
Gas Utility	Segment including the operations of the Utilities	Spire Missouri	Spire Missouri Inc.
GSA	Gas Supply Adjustment	Spire Missouri East	Spire Missouri’s eastern service territory
ICE	Intercontinental Exchange	Spire Missouri West	Spire Missouri’s western service territory
ISRS	Infrastructure System Replacement Surcharge	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC
Missouri Utilities	Spire Missouri, including Spire Missouri East and Spire Missouri West, the utilities serving the Missouri region	TCJA	The Tax Cuts and Jobs Act of 2017
MMBtu	Million British thermal units	U.S.	United States
MoPSC	Missouri Public Service Commission	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth
MSPSC	Mississippi Public Service Commission

PART I

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “target,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our current expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results or outcomes to differ materially from those contemplated in any forward-looking statement are:

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

•	Acquisitions may not achieve their intended results;
•	Legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting:
•	allowed rates of return,
•	incentive regulation,
•	industry structure,
•	purchased gas adjustment provisions,
•	rate design structure and implementation,
•	capital structures established for rate-setting purposes,
•	regulatory assets,
•	non-regulated and affiliate transactions,
•	franchise renewals,
•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety,
•	taxes,
•	pension and other postretirement benefit liabilities and funding obligations, or
•	accounting standards;
•	The results of litigation;
•

The availability of and access to, in general, funds to meet our debt obligations prior to or when they become due and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) operating cash flow, or (iii) access to the capital markets;

•	Retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
•	Our ability to comply with all covenants in our indentures and credit facilities any violations of which, if not cured in a timely manner, could trigger a default of our obligation;
•	Energy commodity market conditions;
•	Discovery of material weakness in internal controls;
•	The disruption, failure or malfunction of our operational and information technology systems, including due to cyberattacks; and
•

Employee workforce issues, including but not limited to labor disputes, the inability to attract and retain key talent, and future wage and employee benefit costs, including costs resulting from changes in discount rates and returns on benefit plan assets.

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

Item 1. Business

OVERVIEW

Spire Inc. (“Spire” or the “Company”) was formed in 2000 and is the holding company for Spire Missouri Inc. (“Spire Missouri”), Spire Alabama Inc. (“Spire Alabama”), other gas utilities, and gas-related businesses. Spire Missouri was formed in 1857 and Spire Alabama was formed in 1948 by the merger of two gas companies. Spire is committed to transforming its business and pursuing growth through growing organically, investing in infrastructure, and advancing through innovation. The Company has two key business segments: Gas Utility and Gas Marketing.

The Gas Utility segment includes the regulated operations of Spire Missouri, Spire Alabama, Spire Gulf Inc. (“Spire Gulf”) and Spire Mississippi Inc. (“Spire Mississippi”) (collectively, the “Utilities”). The business of the Utilities is subject to seasonal fluctuations with the peak period occurring in the winter heating season, typically November through April of each fiscal year. Spire Missouri is a public utility engaged in the purchase, retail distribution and sale of natural gas, with primary offices located in St. Louis, Missouri. Spire Missouri is the largest natural gas distribution utility system in Missouri, serving approximately 1.2 million residential, commercial and industrial customers. For utility regulatory purposes, Spire Missouri has two regions (the “Missouri Utilities”), one serving St. Louis and eastern Missouri (“Spire Missouri East”) and the other serving Kansas City and western Missouri (“Spire Missouri West”). Spire Alabama is a public utility engaged in the purchase, retail distribution and sale of natural gas principally in central and northern Alabama, serving more than 0.4 million residential, commercial and industrial customers with primary offices located in Birmingham, Alabama. Spire Gulf and Spire Mississippi are utilities engaged in the purchase, retail distribution and sale of natural gas to 0.1 million customers in southern Alabama and south-central Mississippi.

The Gas Marketing segment includes Spire Marketing Inc. (“Spire Marketing”), a wholly owned subsidiary providing natural gas marketing services.

As of September 30, 2019, Spire had 3,536 employees, including 2,389 for Spire Missouri and 941 for Spire Alabama.

Spire uses its website, SpireEnergy.com, as a routine channel for distribution of important information including news releases, analyst presentations and financial information. The information Spire, Spire Missouri and Spire Alabama file or furnish to the United States (U.S.) Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and their amendments, and proxy statements are available free of charge under “Filings & reports” in the Investors section of Spire’s website, SpireEnergy.com, as soon as reasonably practical after the information is filed with or furnished to the SEC. Information contained on Spire’s website is not incorporated by reference in this report. The SEC also maintains a website that contains our SEC filings (sec.gov).

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

Spire Missouri focuses its gas supply portfolio around a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement its regionally diverse firm transportation arrangements. Spire Missouri East utilizes both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions. Further, Spire STL Pipeline, a wholly owned subsidiary of Spire, is capable of delivering up to 4 million therms per day of natural gas into eastern Missouri, of which Spire Missouri East is the foundation shipper with a contractual commitment of 3.5 million therms per day. Spire Missouri West utilizes low cost gas supply from the Mid-Continent and Rocky Mountain producing regions.

In fiscal year 2019, Spire Missouri purchased natural gas from 26 different suppliers to meet its total service area current gas sales and storage injection requirements. Spire Missouri entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature-sensitive needs of its customers. Natural gas purchased by Spire Missouri for delivery to its service area through the Enable Mississippi River Transmission LLC (MRT) system totaled 50.7 billion cubic feet (Bcf). Spire Missouri also holds firm transportation arrangements on several other interstate pipeline systems that provide access to gas supplies upstream of MRT. In addition to natural gas deliveries from MRT, 58.2 Bcf was purchased on the Southern Star Central Gas Pipeline, Inc. (“Southern Star”), 6.2 Bcf was purchased on the Tallgrass Interstate Gas Transmission, LLC (TIGT) system, 12.4 Bcf was purchased on the Panhandle Eastern Pipe Line Company, LP (PEPL) system, and 0.5 Bcf was purchased on the Rockies Express Pipeline, LLC (REX) system. Some of Spire Missouri’s commercial and industrial customers purchased their own gas with Spire Missouri transporting 47.3 Bcf to them through its distribution system.

The fiscal year 2019 peak day send out of natural gas to Spire Missouri customers, including transportation customers, occurred on January 30, 2019. The average temperature was 5 degrees Fahrenheit in St. Louis and 4 degrees Fahrenheit in Kansas City. On that day, the Missouri Utilities’ customers consumed 1.81 Bcf of natural gas. For eastern Missouri, this peak day demand was met with natural gas transported to St. Louis through the MRT, MoGas Pipeline LLC, and Southern Star transportation systems, and from Spire Missouri’s on-system storage and peak shaving resources. For western Missouri, this peak day demand was met with natural gas transported to Kansas City through the Southern Star, PEPL, TIGT, and REX transportation systems.

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

In fiscal 2019, Spire Alabama purchased natural gas from 15 different suppliers to meet current gas sales, storage injection, and liquefied natural gas (LNG) liquefaction requirements, of which five are under long-term supply agreements. Approximately 69.0 Bcf was transported by Southern Natural Gas, 5.9 Bcf by Transco, and 6.5 Bcf through intrastate pipelines to the Spire Alabama delivery points for its residential, commercial, and industrial customers.

The fiscal 2019 peak day send out for Spire Alabama was 0.5 Bcf on November 15, 2018, when the average temperature was 32 degrees Fahrenheit in Birmingham, of which 100% was met with supplies transported through Southern Natural Gas, Transco, intrastate facilities, and one of the four LNG peak shaving facilities.

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

Spire Gulf obtains adequate storage capacity through Gulf South Pipeline Company, LP, and Enstor Gas, LLC’s Bay Gas Storage.

Regulatory Matters

For details on regulatory matters, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

Other Pertinent Matters

Spire Missouri is the only distributor of natural gas within its franchised service areas, while Spire Alabama is the main distributor of natural gas in its service areas. Spire Missouri and Spire Alabama have franchises in nearly all the communities where they provide service with terms varying from five years to an indefinite duration. A franchise is essentially a municipal permit to install pipes and construct other facilities in the community. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Spire Missouri’s and Spire Alabama’s current public utility businesses in their respective states. In recent years, although certain franchise agreements have expired, Spire Missouri has continued to provide service in those communities without formal franchises.

The principal competition for the Utilities comes from the local electric companies. Other competitors in the service areas include suppliers of fuel oil, coal, and propane, as well as natural gas pipelines that can directly connect to large volume customers. Coal has been price competitive as a fuel source for very large boiler plant loads, but environmental requirements have shifted the economic advantage to natural gas. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage, thus limiting their competitiveness. Competition also comes from district steam systems in the downtown areas of both St. Louis and Kansas City and from municipally or publicly owned natural gas distributors located adjacent to the Alabama service territory.

Residential, commercial, and industrial customers represent approximately 95% and 81% of fiscal 2019 operating revenues for Spire Missouri and Spire Alabama, respectively. Given the current level of natural gas supply and market conditions, the Utilities believe that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In new multi-family and commercial rental markets, the Utilities’ competitive exposures are presently limited to space and water heating applications.

Transportation customers represent approximately 3% and 15% of fiscal 2019 operating revenues for Spire Missouri and Spire Alabama, respectively. Spire Missouri offers gas transportation service to its large-user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which the Missouri Utilities would have received under their regular sales rates. Spire Alabama’s transportation tariff allows it to transport gas for large commercial and industrial customers rather than buying and reselling it to them and is based on Spire Alabama’s sales profit margin so that operating margins are unaffected. During fiscal 2019, substantially all of Spire Alabama’s large commercial and industrial customer deliveries involved the transportation of customer-owned gas.

The Utilities are subject to various environmental laws and regulations that, to date, have not materially affected the Utilities’ or the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 16, Commitment and Contingencies, of the Notes to Financial Statements in Item 8.

Union Agreements

The Company believes labor relations with its employees are good. Should that condition change, the Company could experience labor disputes, work stoppages or other disruptions that could negatively impact the Company’s results of operations and cash flows.

The following table presents the Company’s various labor agreements as of September 30, 2019:

Union	Local	Employees Covered	Contract Start Date	Contract End Date
Spire Missouri
United Steel, Paper and Forestry, Rubber Manufacturing, Allied-Industrial and Service Workers International Union (USW)	884	66	August 1, 2018	July 31, 2021
USW	11-6	957	August 1, 2018	July 31, 2021
USW	11-194	61	August 1, 2018	July 31, 2021
USW	12561	140	October 9, 2019	July 31, 2022
USW	14228	41	October 9, 2019	July 31, 2022
USW	11-267	30	October 9, 2019	July 31, 2022
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Kansas City	207	September 21, 2019	July 31, 2022
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Monett	57	September 21, 2019	July 31, 2022
Total Spire Missouri		1,559

Spire Alabama
USW	12030	249	May 1, 2017	April 30, 2020
USW	12030-A	68	May 1, 2017	April 30, 2020
United Association of Gas Fitters	548	124	May 1, 2019	April 30, 2022
Total Spire Alabama		441

Spire Gulf
USW	3-541	63	October 1, 2017	July 31, 2020

Total Spire		2,063

Operating Revenues and Customer Information

The following tables present information on Spire’s revenues and therms sold and transported (before intersegment eliminations), and annual average numbers of customers for the three years ended September 30, 2019, 2018 and 2017.

Gas Utility Operating Revenues
(% of Total)	2019	2018	2017
Residential	68%	66%	65%
Commercial & Industrial	23%	24%	23%
Transportation	6%	6%	6%
Other	3%	4%	6%
Total	100%	100%	100%

Gas Utility Therms Sold and Transported
(In millions)	2019	2018	2017
Residential	1,132.9	1,095.8	866.2
Commercial & Industrial	525.2	536.4	446.7
Transportation	1,673.2	1,615.1	1,467.5
Interruptible	16.2	14.5	12.6
Total System	3,347.5	3,261.8	2,793.0
Off-System	38.5	68.6	175.6
Total	3,386.0	3,330.4	2,968.6

Gas Utility Customers	2019	2018	2017
Residential	1,584,570	1,567,939	1,550,777
Commercial & Industrial	112,561	123,982	133,864
Transportation	842	835	827
Interruptible	69	70	64
Total	1,698,042	1,692,826	1,685,532

Total annual average number of customers for Spire Missouri and Spire Alabama for fiscal 2019 was 1,175,116 and 421,162, respectively.

GAS MARKETING

Spire Marketing is engaged in the marketing of natural gas and providing energy services to both on-system utility transportation customers and customers outside of the Utilities’ traditional service areas. The majority of Spire Marketing’s business is derived from the procurement and physical delivery of natural gas to a diverse customer base. During fiscal 2019, Spire Marketing utilized over 43 interstate and intrastate pipelines and over 125 suppliers to market natural gas to more than 250 retail customers and 120 wholesale customers, primarily in the central and southern U.S. Through its retail operations, Spire Marketing offers natural gas marketing services to large commercial and industrial customers, while its wholesale business consists of producers, pipelines, power generators, municipalities, storage operators, and utility companies. Wholesale activities currently represent a majority of the total Gas Marketing business.

In the course of its business, Spire Marketing enters into agreements to purchase natural gas at a future date in order to lock up supply to cover future sales commitments to its customers. To secure access to the markets it serves, Spire Marketing contracts for transportation capacity on various pipelines from both pipeline companies directly and, through the secondary capacity market, third parties. Throughout fiscal 2019, Spire Marketing held approximately 1.1 Bcf per day of firm transportation capacity. In addition, to ensure reliability of service and to provide operational flexibility, Spire Marketing enters into firm storage contracts and interruptible park and loan transactions with various companies, where it is able to buy and retain gas to be delivered at a future date, at which time it sells the natural gas to third parties. As of September 30, 2019, Spire Marketing has contracted for approximately 20 Bcf of such storage and park and loan capacity for the 2019-2020 winter season.

The Gas Marketing strategy is to leverage its market expertise and risk management skills to manage and optimize the value of its portfolio of commodity, transportation, park and loan, and storage contracts while controlling costs and acting on new marketplace opportunities. Overall, Gas Marketing saw significant volume growth in fiscal 2019 primarily as a result of increased business with producers and integrated utilities, retail and wholesale customer growth, and increased optimization opportunities resulting from its overall portfolio of assets.

OTHER

Other components of the Company’s consolidated information include:

•	unallocated corporate items, including certain debt and associated interest costs;
•	Spire STL Pipeline LLC (“Spire STL Pipeline”) and Spire Storage West LLC (“Spire Storage”), described below; and
•	Spire’s subsidiaries engaged in the operation of a propane pipeline, the compression of natural gas, and risk management, among other activities.

Spire STL Pipeline is a wholly owned subsidiary of Spire which owns and operates a 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. The pipeline is under the jurisdiction of the Federal Energy Regulatory Commission (FERC) and is capable of delivering up to 4 million therms per day of natural gas into eastern Missouri. Spire Missouri is the foundation shipper with a contractual commitment of 3.5 million therms per day. The pipeline was primarily constructed during fiscal 2019. In November 2019, Spire STL Pipeline received final authorization from FERC and placed the pipeline into service.

Spire Storage is engaged in the storage of natural gas in the Western region of the United States. It consists of two adjacent storage facilities from the Ryckman Creek and Clear Creek purchases in December 2017 and May 2018, respectively. Spire Storage filed an application with the FERC to operate both facilities in an integrated fashion under a single market rate-based tariff, which the FERC approved seven months later on January 25, 2019. The timing of FERC approvals and other regulatory approvals, our ongoing analysis of the fields’ geological capabilities and the investments we are making to ensure reliable operations for the upcoming winter, have lengthened the time required to finalize our development approach and achieve sustained profitability. We anticipate investing additional capital through the winter heating season of 2019-2020 as we complete those efforts and serve our existing customers. Future development of Spire Storage would entail additional investments to increase injection, withdrawal and storage capacity and enhance connectivity within the facilities and with interconnected interstate pipelines.

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

Spire is a holding company with no significant assets other than the stock of its operating subsidiaries and cash investments. Spire, and Spire Missouri prior to the holding company’s formation in 2000, has paid common stock dividends continuously since 1946. Spire’s ability to pay dividends to its shareholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments. In addition, because it is a holding company and the substantial portion of its assets are represented by its holdings in the Utilities, the risks faced by the Utilities as described below under RISKS THAT RELATE TO THE GAS UTILITY SEGMENT may also adversely affect Spire’s cash flows, liquidity, financial condition and results of operations.

A downgrade in Spire’s and/or its subsidiaries’ credit ratings may negatively affect its ability to access capital and its cost of capital.

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

Spire and its subsidiaries have implemented or acquired a variety of technological tools including both Company-owned information technology and technological services provided by outside parties. These tools and systems support critical functions including Spire and its subsidiaries’ integrated planning, scheduling and dispatching of field resources, its automated meter reading system, customer care and billing, procurement and accounts payable, operational plant logistics, management reporting, and external financial reporting. The failure of these or other similarly important technologies, or the Company’s or its subsidiaries’ inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder their business operations and, to the extent not covered by insurance, could adversely impact their financial condition and results of operations.

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

The Company acknowledges that increased dependence on technology increases the Company’s exposure to cyberattack. The Company and its subsidiaries closely monitor both preventive and detective measures to manage these risks and maintain cyber risk insurance to mitigate a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these cyber events is not fully covered by insurance, it could adversely affect the Company’s and its subsidiaries’ financial condition and results of operations.

Resources expended to pursue or integrate business acquisitions, investments or other business arrangements may adversely affect Spire’s financial position and results of operations and return on investments made may not meet the Company’s expectations.

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

The U.S. Pipeline and Hazardous Materials Safety Administration (PHMSA) requires pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and to take additional measures to protect pipeline segments located in “high consequence areas” where a leak or rupture could potentially do the most harm. As the operator of the STL Pipeline, the Company is required to:

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

Reductions in capacity of interconnecting, third-party pipelines could cause a reduction in volumes transported by Spire STL Pipeline, which could adversely affect the Company.

Spire STL Pipeline is dependent upon third-party pipelines and other facilities to provide delivery options to and from its pipeline. If any pipeline connection were to become unavailable for volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, Spire STL Pipeline’s ability to continue shipping natural gas to end markets could be restricted, and to the extent not mitigated by contractual indemnification, insurance or tariffs, would thereby reduce its revenues. Any permanent interruption at any key pipeline interconnect that causes a material reduction in volumes transported on its pipeline could result in an impairment loss that could have a material adverse effect on the Company’s financial condition and operating results.

The Company’s natural gas storage business includes inherent geologic and operational risks, as well as risks from competition and changes in market fundamentals.

In 2017 and 2018, the Company acquired two neighboring storage facilities, one of which had been operating in bankruptcy for an extended period. The Company has restructured to integrate these facilities into one, now known as Spire Storage, to increase capacity, improve operating performance, and improve the integrity of its storage fields and associated above-ground facilities. Any damage to the storage facility or pipelines, or lack of integrity to its storage fields, to the extent not covered by insurance, could have a material adverse effect on the Company’s financial condition, operating results and cash flows.

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

The Company and its subsidiaries are subject to various workforce risks, including, but not limited to, the risk that it will be unable to attract and retain qualified personnel; that it will be unable to effectively transfer to new personnel the knowledge and expertise of an aging workforce as those workers retire; and that it will be unable to reach collective bargaining arrangements with the unions that represent certain of its workers, which could result in work stoppages.

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

Since interest rates are a key component, among other assumptions, in the models used to estimate the fair values of the Company’s reporting units, rises in interest rates would generally decrease the calculated fair values and future impairments may occur. Due to the subjectivity of the assumptions and estimates underlying the impairment analysis, Spire and Spire Missouri cannot provide assurance that future analyses will not result in impairment. These assumptions and estimates include projected cash flows, current and future rates for contracted capacity, growth rates, weighted average cost of capital and market multiples.

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

Climate change, and the extent regulatory, public policy, or legislative changes occur to address the potential for climate change, could adversely affect operations and financial results of the Company. Management believes it is likely that any such resulting impacts would occur over a long period of time and thus would be difficult to quantify with any degree of specificity. To the extent climate change results in warmer temperatures, financial results could be adversely affected through lower gas volumes and revenues and lack of marketing opportunities. Another possible impact of climate change may be more frequent and more severe weather events, such as hurricanes and tornadoes, which could increase costs to repair damaged facilities and restore service to customers. If the Company were unable to deliver natural gas to customers, financial results would be impacted by lost revenues, and the Utilities generally would have to seek approval from regulators to recover restoration costs. To the extent the Utilities would be unable to recover those costs, or if higher rates resulting from recovery of such costs would result in reduced demand for the Company’s services, the Company’s and the Utilities’ future business, financial condition or financial results could be adversely impacted.

In addition, there have been a number of federal, state and local legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions, such as methane and carbon dioxide. The adoption of this type of legislation by Congress or similar legislation by states or localities, or the adoption of related regulations by federal, state or local governments mandating a substantial reduction in greenhouse gas emissions or restricting the use of fossil fuels, such as natural gas, in the future could have far-reaching and significant impacts on the energy industry. Such new legislation or regulations could result in increased compliance costs or additional operating restrictions, affect the demand for natural gas or impact the prices charged to customers. At this time, we cannot predict the potential impact of such laws or regulations that may be adopted on the Company’s and the Utilities’ future business, financial condition or financial results.

Changes to income tax policy, certain tax elections, tax regulations and future taxable income could adversely impact the Company’s financial condition and results of operations.

The Company has significantly reduced its current federal and state income tax obligations over the past few years through tax planning strategies and the extension of bonus depreciation deductions for certain expenditures for property. As a result, the Company has generated large annual taxable losses that have resulted in significant federal and state net operating losses. The Company plans to utilize these net operating losses in the future to reduce income tax obligations. The value of these net operating losses could be reduced if the Company cannot generate enough taxable income in the future to utilize all of the net operating losses before they expire due to lower than expected financial performance or regulatory actions.

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

Spire’s pension and other postretirement benefit plans are subject to investment and interest rate risk that could negatively impact its financial condition.

The Company and its subsidiaries have pension and other postretirement benefit plans that provide benefits to many of their employees and retirees. Costs of providing benefits and related funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. The funded status of the plans and the related costs reflected in our financial statements are affected by various factors, which are subject to an inherent degree of uncertainty, including economic conditions, financial market performance, interest rates, life expectancies and demographics. Recessions and volatility in the domestic and international financial markets have negatively affected the asset values of Spire’s pension plans at various times in the past. Poor investment returns or lower interest rates may necessitate accelerated funding of the plans to meet minimum federal government requirements, which could have an adverse impact on the Company’s and its subsidiaries’ financial condition and results of operations. For more information, including regulatory provisions affecting the Utilities’ plans, see Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements in Item 8.

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

The MoPSC also approves the Missouri Utilities’ Infrastructure System Replacement Surcharge (ISRS). The ISRS allows Spire Missouri expedited recovery for its investment to replace its worn out or deteriorated infrastructure without the necessity of a formal rate case. Recently, Spire Missouri’s recovery of certain ISRS costs have been contested before the MoPSC and the Missouri Court of Appeals. There is risk that any material disallowance of costs could adversely affect revenues.

The Utilities’ ability to obtain and timely implement rate increases and rate supplements to maintain the current rate of return is subject to regulatory review and approval. There can be no assurance that they will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return. Spire Alabama’s and Spire Gulf’s rate setting process, Rate Stabilization and Equalization (RSE), is subject to regulation by the APSC and is implemented pursuant to APSC orders expiring September 30, 2022 and 2021, respectively. RSE adjustments would continue after those dates unless the APSC enters an order to the contrary in a manner consistent with the law. Spire Mississippi is subject to regulation by the MSPSC and utilizes the Rate Stabilization Adjustment (RSA) Rider. For further details, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

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

The Utilities are involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, environmental issues, gas cost prudence reviews and other matters. For further details, see Contingencies in Note 16 to the financial statements in Item 8. Adverse decisions regarding these matters, to the extent they require the Utilities to make payments in excess of amounts provided for in their financial statements, or to the extent they are not covered by insurance, could adversely affect the Utilities’ results of operations, cash flows and financial condition.

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

In order to meet their customers’ annual and seasonal natural gas demands, the Utilities must obtain sufficient supplies, interstate pipeline capacity, and storage capacity. If they are unable to obtain these, either from their suppliers’ inability to deliver the contracted commodity or the inability to secure replacement quantities, to the extent not mitigated by tariffs, contractual indemnification or insurance, the Utilities’ financial condition and results of operations may be adversely impacted. If a substantial disruption in interstate natural gas pipelines’ transmission and storage capacity were to occur during periods of heavy demand, the Utilities’ financial results could be adversely impacted.

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

Because of competition, the Utilities may not be able to retain existing customers or acquire new customers, which could have an adverse impact on their business, operating results and financial condition.

The Utilities face the risk that customers may bypass gas distribution services by gaining distribution directly from interstate pipelines or, in the case of Spire Alabama and Spire Gulf, also from municipally or publicly owned gas distributors located adjacent to its service territory. The Utilities cannot provide any assurance that increased competition will not have a material adverse effect on their business, financial condition or results of operations.

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

In addition, legislative and regulatory initiatives by the federal, state and local governments addressing greenhouse gas emissions or restricting the use of natural gas could adversely affect customer demand. The promulgation of regulations of the emissions of greenhouse gases and efficiency for residential gas furnaces and other gas appliances or the potential enactment of congressional legislation addressing global warming and climate change may decrease customer usage, encourage fuel switching from gas to other energy forms, and may result in future additional compliance costs that could impact the Utilities’ financial conditions and results of operations.

Regional supply/demand fluctuations and changes in national infrastructure, as well as regulatory discretion, may adversely affect the Missouri Utilities’ ability to profit from off-system sales and capacity release.

The Missouri Utilities’ income from off-system sales and capacity release is subject to fluctuations in market conditions and changing supply and demand conditions in areas the Missouri Utilities hold pipeline capacity rights. Specific factors impacting the Missouri Utilities’ income from off-system sales and capacity release include the availability of attractively priced natural gas supply, availability of pipeline capacity, and market demand. Income from off-system sales and capacity release is shared with customers. Effective April 19, 2018, the Missouri Utilities are allowed to retain 25% of the net margins achieved as a result of such off-system sales and capacity releases. The Missouri Utilities’ ability to retain such income in the future is subject to regulatory discretion in a base rate proceeding.

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

As a natural gas market participant, Spire Marketing is subject to all applicable FERC- and Commodity Futures Trading Commission- (CFTC) administered statutes, rules, regulations and orders, including those directed generally to prevent manipulation of or fraud involving natural gas physical transactions and financial instruments, such as futures, options and swaps. Spire Marketing could be subject to substantial penalties and fines by FERC or CFTC, or both, for failure to comply with such rules.

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

Item 3. Legal Proceedings

For a description of pending regulatory matters of Spire, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8. For a description of environmental matters, see Contingencies in Note 16 of the Notes to Financial Statements in Item 8.

Spire and its subsidiaries are involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes the final outcome will not have a material effect on the consolidated financial position or results of operations reflected in the consolidated financial statements presented herein.

Item 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS – Listed below are executive officers as defined by the SEC for Spire, Spire Missouri and Spire Alabama. Their ages, at September 30, 2019, and positions are listed below along with their business experience during the past five years.

Name	Age	Position with Company (1)	Appointed (2)

S. Sitherwood	59	Spire
		President and Chief Executive Officer	February 2012

Spire Missouri
		Chairman of the Board	January 2015
		Chairman of the Board and Chief Executive Officer	October 2012

Spire Alabama
		Chairman of the Board	September 2014

S. L. Lindsey	53	Spire
		Executive Vice President, Chief Executive Officer of Gas Utilities and Distribution Operations	October 2012

Spire Missouri
		Chief Executive Officer	December 2018
		President and Chief Executive Officer	January 2015
		President	October 2012

Spire Alabama
		Chief Executive Officer	September 2014

S. P. Rasche	59	Spire
		Executive Vice President and Chief Financial Officer	November 2013

Spire Missouri
		Chief Financial Officer	May 2012

Spire Alabama
		Chief Financial Officer	September 2014

M. C. Darrell	61	Spire
		Senior Vice President, Chief Legal and Compliance Officer	May 2012

M. C. Geiselhart	60	Spire
		Senior Vice President, Chief Strategy and Corporate Development Officer	January 2015
		Vice President, Strategic Planning and Corporate Development	February 2014

S. B. Carter (3)	47	Spire Missouri
		President	December 2018
		Senior Vice President, Commercial Operations, Spire	January 2017

J. B. Hampton	45	Spire Alabama
		President	December 2018
		Vice President Field Operations, Spire Missouri	February 2015
		Director of Operations, Spire Alabama	November 2012

(1)

The information provided relates to the Company and its principal subsidiaries. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.

(2)

Officers of Spire are normally reappointed by its Board of Directors in November of each year. Officers of Spire Missouri and Spire Alabama are normally reappointed by their boards of directors in January of each year.

(3)	Mr. Carter served as Senior Vice President Commercial Operations and Chief Regulatory Officer of AGL Resources, Inc. from September 2012 to August 2016.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Spire

Spire’s common stock trades on The New York Stock Exchange (NYSE) under the symbol “SR”. The number of holders of record as of November 21, 2019 was 2,946.

Dividends are payable on the Company’s common stock at the discretion of its Board of Directors (the “Board”). Spire, and Spire Missouri prior to the holding company’s formation in 2000, has paid common stock dividends continuously since 1946, with 2019 marking the 16th consecutive year of increasing dividends on an annualized basis. Although the Board expects to continue paying dividends on the common stock for the foreseeable future, the declaration of dividends is not guaranteed. The amount of dividends on the common stock, if any, will depend upon the Company’s financial condition, results of operations, capital requirements, and other factors.

Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

September 30	2014	2015	2016	2017	2018	2019
Spire Inc.	$100.00	$121.85	$146.88	$177.33	$180.23	$220.06
S&P Utilities Index	100.00	106.57	125.08	140.12	144.22	183.31
S&P 500 Index	100.00	99.39	114.72	136.07	160.44	167.27

*	Cumulative total return is based on a $100 investment on September 30, 2014, assuming reinvestment of dividends.

For disclosures related to securities authorized for issuance under equity compensation plans, see Note 3, Stock-Based Compensation, of the Notes to Financial Statements in Item 8.

During the three months ended September 30, 2019, the only repurchases of our common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	535	$85.07	—	—
August 1, 2019 - August 31, 2019	142	81.95	—	—
September 1, 2019 - September 30, 2019	53	85.31	—	—
Total	730	$84.48	—	—

Spire Missouri

Spire Missouri common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.

Spire Missouri’s mortgage contains restrictions on its ability to pay cash dividends on its common stock, as described in further detail in Note 5, Shareholders’ Equity, of the Notes to Financial Statements in Item 8. As of September 30, 2019 and 2018, the amount under the mortgage’s formula that was available to pay dividends was $1,182.4 million and $1,097.6 million, respectively.

Spire periodically purchases common stock of Spire Missouri with the price set at the book value of Spire Missouri common stock as of the most recently completed fiscal quarter. There were no sales of Spire Missouri common stock during the three most recent fiscal years.

Spire Alabama

Spire Alabama common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.

Item 6. Selected Financial Data

Spire	Fiscal Years Ended September 30
(In millions, except per share amounts)	2019	2018	2017	2016(1)	2015
Balance Sheet data at year end (2)
Total Assets	$7,619.2	$6,843.6	$6,546.7	$6,064.4	$5,277.6
Long-Term Debt (less current portion)	2,082.6	1,900.1	1,995.0	1,820.7	1,758.9
Income data (3)
Total Operating Revenues	$1,952.4	$1,965.0	$1,740.7	$1,537.3	$1,976.4
Net Income [GAAP]	$184.6	$214.2	$161.6	$144.2	$136.9
Missouri regulatory adjustments	12.2	30.6	—	—	—
Unrealized loss (gain) on energy-related derivatives	1.2	(4.0)	6.0	(0.1)	(2.8)
Lower of cost or market inventory adjustments	—	—	—	0.2	0.4
Realized (gain) loss on economic hedges prior to the sale of the physical commodity	—	(0.3)	(0.3)	(1.6)	2.4
Acquisition, divestiture and restructuring activities	0.4	13.6	4.0	9.2	9.8
Gain on sale of property	—	—	—	—	(7.6)
Income tax effect of adjustments	(3.3)	(10.3)	(3.7)	(2.8)	(0.8)
Effect of the Tax Cuts and Jobs Act	—	(60.1)	—	—	—
Net Economic Earnings [Non-GAAP]	$195.1	$183.7	$167.6	$149.1	$138.3
Net Income Available to Common Shareholders	$178.9	$213.7	$161.2	$143.7	$136.4
Diluted Earnings per Share of Common Stock:
Net Income [GAAP]	$3.52	$4.33	$3.43	$3.24	$3.16
Missouri regulatory adjustments	0.23	0.62	—	—	—
Unrealized loss (gain) on energy-related derivatives	0.03	(0.08)	0.13	—	(0.07)
Lower of cost or market inventory adjustments	—	—	—	0.01	0.01
Realized (gain) loss on economic hedges prior to the sale of the physical commodity	—	(0.01)	(0.01)	(0.04)	0.06
Acquisition, divestiture and restructuring activities	0.01	0.28	0.09	0.21	0.23
Gain on sale of property	—	—	—	—	(0.18)
Income tax effect of adjustments	(0.06)	(0.21)	(0.08)	(0.06)	(0.02)
Effect of the Tax Cuts and Jobs Act	—	(1.21)	—	—	—
Weighted average shares adjustment	—	—	—	0.06	—
Net Economic Earnings [Non-GAAP]	$3.73	$3.72	$3.56	$3.42	$3.19

Other data
Common Shares Outstanding at Year End	51.0	50.7	48.3	45.6	43.3
Common Stock Dividends Declared Per Share	$2.37	$2.25	$2.10	$1.96	$1.84
Preferred Stock Dividends Declared Per Depositary Share	$0.344	$—	$—	$—	$—
Capital Expenditures	$823.3	$499.4	$438.1	$293.3	$289.8

(1)

Effective September 12, 2016, Spire completed the purchase of 100% of the outstanding common stock of Spire EnergySouth. Total cash consideration paid, net of cash acquired, debt assumed and a working capital settlement payment received, was $313.9, funded with a combination of the issuance of approximately 2.2 shares of common stock on May 17, 2016, the issuance of $165.0 aggregate principal amount of senior notes on September 9, 2016, and cash on hand.

(2)

Balance Sheet data for fiscal years 2015-2016 has been restated to retrospectively reflect the impact of implementing Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, during fiscal 2017.

(3)

This section contains the non-GAAP financial measures of net economic earnings (NEE) and net economic earnings per share (NEEPS). NEEPS are calculated by replacing consolidated net income with consolidated NEE in the GAAP diluted earnings per share calculation. Each reconciling item between NEE and net income is shown pre-tax. The income tax effect is calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items and then adding any estimated effects of enacted state or local income tax laws for periods before the related effective date. NEEPS for 2016 excludes the impact of the May 2016 equity offering to fund the acquisition of Spire EnergySouth. The weighted-average diluted shares used in the NEEPS calculation for fiscal year 2016 was 43.5, compared to 44.3 used in the GAAP earnings per share calculation. For more information about net economic earnings data, refer to the Non-GAAP Measures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share and per unit amounts)

INTRODUCTION

This section analyzes the financial condition and results of operations of Spire Inc. (the “Company”), Spire Missouri Inc., and Spire Alabama Inc. Spire Missouri, Spire Alabama and Spire EnergySouth are wholly owned subsidiaries of the Company. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth are collectively referred to as the “Utilities.” The subsidiaries of Spire EnergySouth are Spire Gulf. and Spire Mississippi. This section includes management’s view of factors that affect the respective businesses of the Company, Spire Missouri and Spire Alabama, explanations of financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company’s, Spire Missouri’s and Spire Alabama’s overall financial condition and liquidity. Unless otherwise indicated, references to years herein are references to the fiscal years ending September 30 for the Company and its subsidiaries.

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

OVERVIEW

The Company has two reportable business segments: Gas Utility and Gas Marketing. Nearly all of Spire’s earnings are derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. Due to the seasonal nature of the Utilities’ business and the Spire Missouri rate design, earnings of Spire and each of the Utilities are typically concentrated during the heating season of November through April each fiscal year.

Gas Utility - Spire Missouri

Spire Missouri is Missouri’s largest natural gas distribution utility and is regulated by the MoPSC. Spire Missouri serves St. Louis and eastern Missouri through Spire Missouri East and serves Kansas City and western Missouri through Spire Missouri West. Spire Missouri purchases natural gas in the wholesale market from producers and marketers and ships the gas through interstate pipelines into our distribution facilities for sale to residential, commercial and industrial customers. Spire Missouri also transports gas through its distribution system for certain larger customers who buy their own gas on the wholesale market. Spire Missouri delivers natural gas to customers at rates and in accordance with tariffs authorized by the MoPSC. The earnings of Spire Missouri are primarily generated by the sale of heating energy. The rate design for each service territory serves to lessen the impact of weather volatility on its customers during cold winters and stabilize Spire Missouri’s earnings.

On November 19, 2019, the Missouri Western Court of Appeals issued rulings (“ISRS rulings”) that determined certain capital investments in 2016 through 2018 were not eligible for recovery under the Infrastructure System Replacement Surcharge. The ISRS rulings upheld appeals by the Office of Public Counsel that disallowed recovery of portions of Spire Missouri’s ISRS, overturned three prior MoPSC decisions, and ordered refunds to customers of certain amounts deemed not eligible for ISRS recovery. Ultimately, the MoPSC will define its process to enact the decision and the appropriate refund, if any, at a later date should the decision ultimately stand.

Spire Missouri strongly disagrees with the ISRS rulings, plans to vigorously defend its position, and is evaluating its legal and regulatory options in response. Spire Missouri has recorded an estimate of the maximum impact of the ISRS rulings based on its interpretation of the rulings and evidence available at the time of this filing. As of September 30, 2019, Spire Missouri recorded an estimated $12.2 regulatory liability for this matter by reducing revenue for the fiscal year ended 2019. There are two components of this provision. The first relates to a $4.2 refund ordered by the ISRS rulings for amounts collected prior to the last rate case, after which recoveries of related authorized revenues became part of base rates that went into effect in April 2018. The second component relates to an estimate of $8.0 for revenues associated with the June 2018 ISRS filing that was approved by the MoPSC in September 2018. The after-tax impact of the provision reduced net income by $9.3, or $0.18 per diluted share.

Additional ISRS revenues are currently under appeal related to the January 2019 ISRS filings with annual authorized revenue of $12.4. The estimated amount earned in fiscal year 2019 under this ISRS order was $4.6. Additionally, in future periods Spire Missouri will evaluate the need for an adjustment to the provision based upon new information and further developments.

Gas Utility - Spire Alabama

Spire Alabama is the largest natural gas distribution utility in the state of Alabama and is regulated by the APSC. Spire Alabama’s service territory is located in central and northern Alabama. Among the cities served by Spire Alabama are Birmingham, the center of the largest metropolitan area in the state, and Montgomery, the state capital. Spire Alabama purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial and industrial customers and other end-users of natural gas. Spire Alabama also provides transportation services to large industrial and commercial customers located on its distribution system. These transportation customers, using Spire Alabama as their agent or acting on their own, purchase gas directly from marketers or suppliers and arrange for delivery of the gas into the Spire Alabama distribution system. Spire Alabama charges a fee to transport such customer-owned gas through its distribution system to the customers’ facilities.

Gas Utility - Spire EnergySouth

Spire Gulf and Spire Mississippi are utilities engaged in the purchase, retail distribution and sale of natural gas to approximately 100,000 customers in southern Alabama and south-central Mississippi. Spire Gulf is regulated by the APSC, and Spire Mississippi is regulated by the MSPSC.

Gas Marketing

Spire Marketing Inc. is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. Spire Marketing markets natural gas across the central and southern U.S. It holds firm transportation and storage contracts in order to effectively manage its transactions with counterparties, which primarily include producers, municipalities, electric and gas utility companies, and large commercial and industrial customers.

Other

Other components of the Company’s consolidated information include:

•	unallocated corporate items, including certain debt and associated interest costs;
•	Spire STL Pipeline, a subsidiary of Spire which has constructed and, as of November 2019, operates a 65-mile FERC-regulated pipeline to deliver natural gas into eastern Missouri;
•	Spire Storage, a subsidiary of Spire providing physical natural gas storage services; and
•	Spire’s subsidiaries engaged in the operation of a propane pipeline, the compression of natural gas, and risk management, among other activities.

Business Evaluation Factors

Based on the nature of the business of the Company and its subsidiaries, as well as current economic conditions, management focuses on several key variables in evaluating the financial condition and results of operations and managing the business.

For the Gas Utility segment, these include:

•	the Utilities’ ability to recover from their customers the costs of purchasing and distributing natural gas;
•	the impact of weather and other factors, such as customer conservation, on revenues and expenses;
•

changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utilities’ ability to earn the authorized rate of return in each of the service territories they serve;

•	the Utilities’ ability to access credit markets and maintain working capital sufficient to meet operating requirements;
•	the effect of natural gas price volatility on the business; and
•	the ability to manage costs, integrate and standardize operations, and upgrade infrastructure.

In the Gas Marketing segment, these include:

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

The Utilities’ distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the rate-making process, and recovery of these types of costs is included in revenues generated through the Utilities’ tariff rates. Spire Missouri’s tariff rates are approved by the MoPSC, whereas Spire Alabama’s tariff rates are approved by the APSC. Spire Gulf and Spire Mississippi have tariff rates that are approved by the APSC and MSPSC, respectively. Spire Missouri also has an off-system sales and capacity release income stream that is regulated by tariff but remains subject to fluctuations in market conditions. Effective April 19, 2018, customers receive 75% and Spire Missouri receives 25% of the net margins achieved as a result of such off-system sales and capacity releases. Before April 19, 2018, the customer share of such income ranged from 70% to 85%.

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

The Utilities work actively to reduce the impact of wholesale natural gas price volatility on their costs by strategically structuring their natural gas supply portfolios to increase their gas supply availability and pricing alternatives. They may also use derivative instruments to hedge against significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Purchased Gas Adjustment clause of Spire Missouri, Spire Gulf and Spire Mississippi and the Gas Supply Adjustment rider of Spire Alabama allow the Utilities to flow through to customers, subject to prudence review by the public service commissions, the cost of purchased gas supplies, including costs, cost reductions and related carrying costs associated with the use of derivative instruments to mitigate volatility in the cost of natural gas. As of September 30, 2019, Spire Missouri had active derivative positions, but Spire Alabama has had no gas supply derivative instrument activity since 2010. The Utilities believe they will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.

The Utilities rely on short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy their seasonal cash requirements and fund their capital expenditures. The Utilities access the commercial paper market through a program administered by the holding company, which then loans borrowed funds to the Utilities. The Utilities directly access the long-term bond market. Access to debt markets is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes the Utilities currently have adequate access to credit and capital markets and will have sufficient capital resources to meet their foreseeable obligations. See the CAPITAL RESOURCES section for additional information.

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

In addition to its operating cash flows, Spire Marketing relies on Spire’s parental guaranties to secure its purchase and sales obligations of natural gas, and it also has access to Spire’s liquidity resources. A large portion of Spire Marketing’s receivables are from customers in the energy industry. It also enters into netting arrangements with many of its energy counterparties to reduce overall credit and collateral exposure. On a net dollar exposure basis, approximately 75% of Spire Marketing’s customers are utilities or utility affiliates. Although Spire Marketing’s uncollectible amounts are closely monitored and have not been significant, increases in uncollectible amounts from customers are possible and could adversely affect Gas Marketing’s liquidity and results of operations.

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

In the course of its business, Spire Marketing enters into commitments associated with the purchase or sale of natural gas. In accordance with U.S. GAAP, some of its purchase and sale transactions are not recognized in earnings until the natural gas is physically delivered, while other energy-related transactions, including those designated as trading activities, are required to be accounted for as derivatives with the changes in their fair value (representing unrealized gains or losses) recorded in earnings in periods prior to settlement. Because related transactions of a purchase and sale strategy may be accounted for differently, there may be timing differences in the recognition of earnings under GAAP and economic earnings realized upon settlement. The Company reports both GAAP and net economic earnings (non-GAAP), as discussed below.

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

Net Economic Earnings and Net Economic Earnings Per Share

Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. In fiscal 2019, this included a provision for refunds to customers of amounts previously collected under MoPSC approved orders as a result of the November 2019 ISRS rulings against Spire Missouri. In fiscal 2018, these items included the revaluation of deferred tax assets and liabilities due to the federal Tax Cuts and Jobs Act and the write-off of certain long-standing assets as a result of disallowances in our Missouri rate proceedings. In addition, net economic earnings per share excludes the impact, in the fiscal year of issuance, of shares issued to finance acquisitions that have yet to be included in net economic earnings.

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

•

Lower of cost or market adjustments to the carrying value of commodity inventories resulting when the net realizable value of the commodity falls below its original cost, to the extent that those commodities are economically hedged; and

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

EARNINGS

This section contains discussion and analysis of the results for the year ended September 30, 2019 compared to the results for the year ended September 30, 2018 and discussion and analysis of the results for the year ended September 30, 2018 compared to the results for the year ended September 30, 2017.

Spire

Net Income (Loss) and Net Economic Earnings (Loss)

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Consol- idated	Per Diluted Share**
Year Ended September 30, 2019
Net Income (Loss) [GAAP]	$190.5	$18.5	$(24.4)	$184.6	$3.52
Adjustments, pre-tax:
Provision for ISRS rulings	12.2	—	—	12.2	0.23
Unrealized loss on energy-related derivatives	—	1.2	—	1.2	0.03
Acquisition, divestiture and restructuring activities	—	—	0.4	0.4	0.01
Income tax effect of adjustments*	(2.9)	(0.3)	(0.1)	(3.3)	(0.06)
Net Economic Earnings (Loss) [Non-GAAP]	$199.8	$19.4	$(24.1)	$195.1	$3.73

Year Ended September 30, 2018
Net Income [GAAP]	$144.4	$24.9	$44.9	$214.2	$4.33
Adjustments, pre-tax:
Missouri regulatory adjustments	30.6	—	—	30.6	0.62
Unrealized gain on energy-related derivatives	—	(4.0)	—	(4.0)	(0.08)
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.3)	—	(0.3)	(0.01)
Acquisition, divestiture and restructuring activities	0.2	—	13.4	13.6	0.28
Income tax effect of adjustments*	(9.1)	1.2	(2.4)	(10.3)	(0.21)
Effect of the Tax Cuts and Jobs Act	17.0	1.1	(78.2)	(60.1)	(1.21)
Net Economic Earnings (Loss) [Non-GAAP]	$183.1	$22.9	$(22.3)	$183.7	$3.72

Year Ended September 30, 2017
Net Income (Loss) [GAAP]	$180.5	$3.4	$(22.3)	$161.6	$3.43
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	0.1	5.9	—	6.0	0.13
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.3)	—	(0.3)	(0.01)
Acquisition, divestiture and restructuring activities	1.5	—	2.5	4.0	0.09
Income tax effect of adjustments*	(0.6)	(2.2)	(0.9)	(3.7)	(0.08)
Net Economic Earnings (Loss) [Non-GAAP]	$181.5	$6.8	$(20.7)	$167.6	$3.56

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

2019 vs. 2018

Consolidated

Spire’s net income was $184.6 in fiscal 2019, compared with $214.2 in fiscal 2018. Basic and diluted earnings per share were $3.53 and $3.52, respectively, for fiscal 2019 compared with basic and diluted earnings per share of $4.35 and $4.33, respectively, for fiscal 2018. The decrease in net income of $29.6 reflects a $12.2 pre-tax ($9.3 after-tax) reduction in the current year due to ISRS rulings against Spire Missouri, and a $60.1 prior year income benefit relating to the implementation of the Tax Cuts and Jobs Act (TCJA), partly offset by $38.4 in pre-tax ($23.6 after-tax) expense for Missouri rate case write-offs recorded in the prior year. The TCJA is further described in Note 12, Income Taxes, of the Notes to Financial Statements in Item 8.

Excluding these amounts, net income growth was $16.2, driven by higher operating results of the Gas Utility segment primarily attributable to Spire Missouri’s new rate design, higher ISRS charges, higher volumes, and customer growth.

The Gas Marketing segment also experienced strong operating results, as the benefits of geographic expansion have mostly offset the return of more normal market conditions and higher operating expenses.

Net economic earnings were $195.1 ($3.73 per diluted share) for the twelve months ended September 30, 2019, up from $183.7 ($3.72 per diluted share) for the same period last year. Earnings reflect a $16.7 increase for Gas Utility, partly offset by a $3.5 net economic earnings decrease experienced by Gas Marketing and by a $1.8 higher net economic loss in Other. These fluctuations are described in more detail below. Earnings per share and net economic earnings per share were further impacted by the issuance of 2.3 million common shares in May 2018, and the dividends earned from the $250.0 in preferred shares issued in May 2019. Dividends earned on cumulative preferred shares are deducted from net income in the calculation of earnings per share.

Gas Utility

Gas Utility net income increased by $46.1, while net economic earnings increased $16.7 in fiscal 2019 compared to fiscal 2018. Both measures benefited from the 2018 rate case redesign at Spire Missouri, and from weather patterns that were favorable compared to the prior year. Current year net income was negatively impacted by $9.3 in after-tax impacts relating to ISRS rulings against Spire Missouri. Prior-year net income was negatively impacted by the $23.6 after-tax expense related to Missouri rate case write-offs and by a $17.0 one-time tax expense related to the implementation of the TCJA.

Gas Marketing

The Gas Marketing segment reported net income totaling $18.5 for the twelve months ended September 30, 2019, versus net income of $24.9 during the same period last year, with the prior-year period benefitting from favorable fair value mark-to-market valuations and unusually favorable market conditions. Net economic earnings for the twelve months ended September 30, 2019, was $19.4, a decrease of $3.5 from the same period last year as the benefits of geographic expansion were more than offset by a return of more normal market conditions and higher operating expenses.

Other

The Company’s other non-utility activities generated a net loss of $24.4 for fiscal 2019, compared to net income of $44.9 for the same period last year. Fiscal 2018 reflects a $78.2 tax benefit resulting from the implementation of the TCJA, partly offset by higher acquisition and restructuring activities. Net economic loss was $24.1 for fiscal 2019, an increase of $1.8 compared to fiscal 2018. The increased loss reflects higher corporate interest costs and a $15.4 loss from Spire Storage, partially offset by increased allowance for funds used during construction (AFUDC) income for Spire STL Pipeline.

Operating Revenues and Operating Expenses

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2019
Operating Income (Loss)	$293.4	$23.2	$(14.3)	$—	$302.3
Operation and maintenance expenses	441.7	11.7	31.6	(10.9)	474.1
Depreciation and amortization	179.4	0.1	2.2	—	181.7
Taxes, other than income taxes	151.7	0.8	1.5	—	154.0
Less: Gross receipts tax expense	(99.1)	(0.2)	—	—	(99.3)
Contribution Margin [Non-GAAP]	967.1	35.6	21.0	(10.9)	1,012.8
Natural and propane gas costs	794.6	47.9	0.5	(2.7)	840.3
Gross receipts tax expense	99.1	0.2	—	—	99.3
Operating Revenues	$1,860.8	$83.7	$21.5	$(13.6)	$1,952.4

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2018
Operating Income (Loss)	$276.6	$33.8	$(16.3)	$—	$294.1
Operation and maintenance expenses	449.7	7.4	30.3	(10.1)	477.3
Depreciation and amortization	167.0	—	1.4	—	168.4
Taxes, other than income taxes	152.5	0.2	0.8	—	153.5
Less: Gross receipts tax expense	(98.3)	(0.1)	—	—	(98.4)
Contribution Margin [Non-GAAP]	947.5	41.3	16.2	(10.1)	994.9
Natural and propane gas costs	842.6	30.2	0.3	(1.4)	871.7
Gross receipts tax expense	98.3	0.1	—	—	98.4
Operating Revenues	$1,888.4	$71.6	$16.5	$(11.5)	$1,965.0

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2017
Operating Income (Loss)	$340.8	$5.2	$(5.1)	$—	$340.9
Operation and maintenance expenses	389.9	5.9	11.8	(5.5)	402.1
Depreciation and amortization	153.5	0.1	0.5	—	154.1
Taxes, other than income taxes	137.8	0.5	0.2	—	138.5
Less: Gross receipts tax expense	(83.0)	(0.1)	—	—	(83.1)
Contribution Margin [Non-GAAP]	939.0	11.6	7.4	(5.5)	952.5
Natural and propane gas costs	645.9	67.6	0.3	(8.7)	705.1
Gross receipts tax expense	83.0	0.1	—	—	83.1
Operating Revenues	$1,667.9	$79.3	$7.7	$(14.2)	$1,740.7

Consolidated

Spire’s operating revenues for the twelve months ended September 30, 2019 were $12.6 lower than the same period in the prior year. Operating revenues decreased by $27.6 at the Gas Utility segment and were $12.1 higher in the Gas Marketing segment. The Gas Utility decrease was due principally to lower gas cost recoveries, rate case TCJA customer givebacks, impacts at Spire Missouri relating to ISRS rulings, and weather/volumetric impacts (net of volume mitigation) that were only partly offset by Missouri rate design changes, higher ISRS, and favorable Spire Alabama Rate Stabilization and Equalization (RSE) renewal and giveback. The Gas Marketing increase was primarily due to higher volumes that offset the impact of slightly lower pricing.

Spire’s contribution margin increased $17.9 compared with the same twelve-month period last year. The growth in contribution margin was primarily attributable to the Gas Utility segment, up $19.6, with the Missouri Utilities up $11.0 and Spire Alabama up $7.0, with remaining growth from the utilities of Spire EnergySouth. Gas Marketing’s contribution margin was down $5.7, reflecting a decline in basis differentials that was only partly offset by higher volumes combined with geographic expansion. Depreciation and amortization expenses were higher in the Gas Utility segment, driven principally by continued infrastructure investment in both the Missouri Utilities and Spire Alabama. Gas Utility operation and maintenance (“O&M”) expenses were lower in the current year driven primarily by the Missouri rate case write-offs in the prior year. These fluctuations are described in more detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for fiscal 2019 decreased $27.6 compared to fiscal 2018, and was attributable to the following factors:

Missouri Utilities and Spire Alabama – Lower PGA/GSA gas cost recoveries	$(30.2)
Missouri Utilities and Spire Alabama – Rate case TCJA customer giveback	(24.3)
Missouri Utilities and Spire Alabama – Volumetric usage	(12.4)
Missouri Utilities – Provision for ISRS rulings	(12.2)
Missouri Utilities – 2018 rate case resets	32.2
Missouri Utilities – Higher ISRS	8.7
Spire Alabama – RSE: net renewal and giveback	4.6
Customer growth	2.7
All other factors	3.3
Total Variation	$(27.6)

As shown in the table above, the decrease in revenues was driven primarily by a $30.2 reduction in gas cost recoveries, rate case TCJA customer givebacks totaling $24.3, $12.4 attributable to volumetric usage, and a $12.2 impact due to ISRS rulings. These impacts were only partly offset by an increase of $32.2 relating to the rate design changes at Spire Missouri, an increase in ISRS of $8.7, a $4.6 increase relating to Spire Alabama’s RSE renewal and giveback, and $2.7 attributable to customer growth.

Contribution Margin – Gas Utility contribution margin was $967.1 for fiscal 2019, a $19.6 increase over the same period last year. The increase was attributable to the following factors:

Missouri Utilities – 2018 rate case resets	$32.2
Missouri Utilities – Higher ISRS	8.7
Missouri Utilities and Spire Alabama – Volumetric usage	5.1
Spire Alabama – RSE: net renewal and giveback	4.6
Customer growth	2.7
Missouri Utilities and Spire Alabama – Rate case TCJA customer giveback	(24.3)
Missouri Utilities – Provision for ISRS rulings	(12.2)
All other factors	2.8
Total Variation	$19.6

The increase was primarily attributable to the $32.2 increase resulting from the 2018 Missouri rate cases resets. Contribution margin also benefited from $8.7 higher ISRS charges, $5.1 due to volumes and colder weather in the current year (net of weather mitigation), a $4.6 increase relating to Spire Alabama’s RSE renewal and giveback, and $2.7 attributable to customer growth. These positive impacts were only partly offset by rate case TCJA customer givebacks totaling $24.3 from both Spire Missouri and Spire Alabama, and $12.2 relating to ISRS rulings against Spire Missouri.

Operating Expenses – Gas Utility O&M expenses for the twelve months ended September 30, 2019 decreased $8.0 from last year. Removing last year’s $38.4 of Missouri rate case write-offs, and the $19.6 net year-over-year increase due to the transfer of mix of service and non-service postretirement benefits costs to other income and expense, O&M increased $10.8. Of this increase, $9.0 relates to higher employee benefits and energy efficiency costs that resulted from the 2018 Missouri rate cases. Depreciation and amortization expenses for the twelve months ended September 30, 2019 increased $12.4 from the same period last year principally the result of continued infrastructure capital spending, with $8.7 of the increase attributable to Spire Missouri and $3.0 attributable to Spire Alabama.

Gas Marketing

Operating Revenues – Gas Marketing operating revenue for the year ended September 30, 2019 increased $12.1 from the prior year. The variance in revenues reflects the effect of a $9.3 favorable mark-to-market adjustment on derivatives combined with higher total volumes, partly offset by the impact of marginally lower general pricing levels. Average commodity pricing for the year ended September 30, 2019 was approximately $2.670/MMBtu versus approximately $2.681/MMBtu for fiscal 2018, a decrease of $0.011/MMBtu.

Contribution Margin – Gas Marketing contribution margin was $35.6 for fiscal 2019, a $5.7 decrease compared to the same period last year. This reflects geographic expansion that created additional opportunities to optimize the segment’s supply, transportation and storage portfolio that was more than offset by a return to more normal market conditions, reflected in the narrowed basis differentials in the current year.

Other

Other operating revenue increased $5.0 for the year ended September 30, 2019 compared to 2018, driven principally by gas storage revenues and slightly higher reinsurance premiums. Other operating expenses were $1.3 higher than the prior year primarily due to gas storage operations.

Interest Charges

Consolidated interest charges during the year ended September 30, 2019 increased $6.0 versus the prior year. The increase was primarily driven by net long-term debt issuances and higher rates and levels of short-term borrowings. Short-term rates averaged 2.7% in the current year versus 2.0% for the prior year and, for the years ended September 30, 2019 and 2018, average short-term borrowings were $574.5 and $408.6, respectively. Partly offsetting these factors was an increase in the non-cash AFUDC income for Spire STL Pipeline compared to the prior year.

Income Taxes

Consolidated income tax expense during the year ended September 30, 2019 was $34.5, compared to a $26.5 tax benefit for fiscal 2018. This increase of $61.0 is primarily the result of the $60.1 fiscal 2018 revaluation benefit of deferred tax assets and liabilities on the balance sheet that were not reflected in net economic earnings. The remaining increase in income tax is primarily the result of the effects of higher pre-tax book income in the current year, partly offset by an increase in amortization of excess deferred income taxes.

Spire Missouri

Summary Operating Results

	Year ended September 30,
	2019	2018
Operating Income	$174.8	$158.5
Operation and maintenance expenses	268.1	279.1
Depreciation and amortization	111.5	102.8
Taxes, other than income taxes	107.6	108.4
Less: Gross receipts tax expense	(71.1)	(68.9)
Contribution Margin [Non-GAAP]	590.9	579.9
Natural and propane gas costs	629.8	636.8
Gross receipts tax expense	71.1	68.9
Operating Revenues	$1,291.8	$1,285.6
Net Income	$115.0	$129.3

Operating revenues during the year ended September 30, 2019 increased $6.2 from the same period last year. Revenues were impacted primarily by the $9.4 increase attributable to the new rate design (net of TCJA giveback), combined with higher ISRS charges of $8.7, and customer growth of $2.7. These positive impacts on the revenue growth were partly offset by $12.2 in impacts relating to ISRS rulings and volume impacts (net of weather mitigation) of $3.6.

Contribution margin for the year ended September 30, 2019 increased $11.0 from the prior year. Contribution margin benefited from the $9.4 increase attributable to the new rate design (net of TCJA giveback), combined with higher ISRS charges of $8.7, customer growth of $2.7, and the $2.8 increase due to the combined impacts of volumetric usage and higher off-system sales. These positive impacts were only partly offset by the $12.2 in adjustments relating to the ISRS rulings.

O&M expenses for the year ended September 30, 2019 were $11.0 lower than the prior year. Removing last year’s $38.4 of Missouri rate case write-offs, and the $16.9 net year-over-year increase due to the transfer of mix of service and non-service postretirement benefits costs to other income and expense, O&M increased $10.5. Of this increase, $9.0 relates to higher employee benefits and energy efficiency costs that resulted from the 2018 Missouri rate cases. Depreciation and amortization increased $8.7, reflecting continued infrastructure investments throughout Missouri. Interest expense in the current year was $2.8 greater than prior year, the result of higher short-term borrowings and higher average effective interest rates. Income taxes were $45.9 higher for the year ended September 30, 2019 versus the prior year. This increase is primarily the result of the $45.2 fiscal 2018 revaluation benefit of deferred tax assets and liabilities on the balance sheet.

Temperatures experienced in the Missouri Utilities’ service area during fiscal 2019 were 5% colder than the prior year and 8% colder than normal. Total system therms sold and transported were 1,805.7 million for fiscal 2019 compared with 1,759.8 million for fiscal 2018, an increase of 3%. Total off-system therms sold and transported outside of Spire Missouri’s service area decreased 44% to 38.5 million for fiscal 2019 compared with 68.6 million for fiscal 2018. The decrease in off-system therms was the direct result of the increase in demand experienced for system therms.

Spire Alabama

Summary Operating Results

	Year ended September 30,
	2019	2018
Operating Income	$95.5	$96.6
Operation and maintenance expenses	142.6	138.8
Depreciation and amortization	56.2	53.2
Taxes, other than income taxes	35.7	36.1
Less: Gross receipts tax expense	(23.7)	(25.4)
Contribution Margin [Non-GAAP]	306.3	299.3
Natural and propane gas costs	135.5	176.0
Gross receipts tax expense	23.7	25.4
Operating Revenues	$465.5	$500.7
Net Income	$60.3	$1.3

Operating revenues for the year ended September 30, 2019 decreased $35.2 versus the comparable period ended September 30, 2018. Of the decrease, $27.8 related to lower gas cost recoveries, $8.8 was the result of weather and usage impacts, $1.7 was attributable to lower gross receipt taxes, along with approximately $1.5 associated with rate reductions to customers due to tax savings from the TCJA. Partly offsetting these negative impacts was a $4.6 increase relating to favorable RSE renewal and giveback.

Contribution margin increased $7.0 versus the prior year, as a favorable RSE adjustment of approximately $4.6 and a $3.9 increase due to weather/volumetric impacts (net of weather mitigation) were only slightly offset by the $1.5 impact of the customer rate reduction resulting from the TCJA.

O&M expenses for the year ended September 30, 2019 increased $3.8 versus the year ended September 30, 2018. Removing the $2.4 net year-over-year increase due to the transfer of mix of service and non-service postretirement benefits costs to other income and expense, O&M increased $1.4. Depreciation and amortization was $3.0 higher versus the same period last year, the result of continued infrastructure investment throughout Spire Alabama’s service territory.

Interest expense increased $4.4. The increase was primarily driven by net long-term debt issuances and higher rates and levels of short-term borrowings. Income tax expense is $61.1 lower than the prior year, primarily the result of 2018 being burdened with the $60.7 deferred tax revaluation impact resulting from the implementation of the TCJA.

Temperatures in Spire Alabama’s service area during the year ended September 30, 2019 were 6% warmer than last year, and approximately 6% warmer than historical norms. Spire Alabama’s total therms sold and transported were 1,083.1 million for the year ended September 30, 2019, compared with 1,020.8 million last year, a 6% increase.

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

Gas Utility

Gas Utility net income decreased by $36.1, while net economic earnings increased $1.6 in fiscal 2018 compared to fiscal 2017. Both measures benefited from weather patterns that were significantly favorable to the prior year, with temperatures in the Utilities’ territories being near normal, versus 28% warmer than normal in the prior year, combined with a lower federal tax rate resulting from the implementation of the TCJA net of amounts reflected in lower customer rates. These favorable impacts were partly offset by the rates changes in the Missouri Utilities effective during the third quarter as a result of two rate cases. Net income was further negatively impacted by the $23.6 after-tax charge related to certain recoveries being disallowed by the MoPSC as a result of those rate case proceedings.

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

Operating Revenues and Operating Expenses

Consolidated

Spire reported operating revenues of $1,965.0 for the year ended September 30, 2018 compared with $1,740.7 for the year-ended September 30, 2017. The increase was driven primarily by the Utilities, the result of higher gas costs passed on to customers in both Missouri and Alabama, higher volumetric demand driven principally by colder weather, higher gross receipt taxes, and higher ISRS charges at Spire Missouri. These positive drivers were partly offset by the negative impact of new rates implemented in the Spire Missouri territory in April 2018, lower off-system sales at Spire Missouri, and the timing of return of tax savings to Spire Alabama customers. Spire’s contribution margin increased $42.4 for the year ended September 30, 2018, compared to the prior year. The increase was primarily due to higher contribution margin in the Gas Marketing and Gas Utility segments of $29.7 and $8.5, respectively, combined with an $8.8 increase in contribution margin from the Company’s other non-utility activities. O&M expenses increased $75.2 for the year ended September 30, 2018 as compared to the prior year, as discussed below. Depreciation and amortization expenses increased $14.3, driven principally by continued infrastructure investment at Spire Missouri and Spire Alabama in fiscal 2018.

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

The increase was primarily attributable to the $29.2 increase resulting from higher volumetric usage. Temperatures in the Spire Missouri territory experienced heating degree days that were 29% colder than last year and 3% colder than normal. Heating degree days in the Spire Alabama service areas in fiscal 2018 were 51% colder than the prior year and were close to normal. Contribution margin also benefited from higher ISRS charges and customer growth at Spire Missouri. These positive impacts were partly offset by a $20.6 reduction at the Missouri Utilities due to the April 2018 implementation of new rates that lowered the fixed monthly charge and increased the volumetric component. This results in the shifting of revenues from the April through October time period to November through March, the period when the highest volume of gas is used by customers. At Spire Alabama, contribution margin was negatively impacted by $11.2 resulting from the timing of rate reductions to customers due to tax savings from the TCJA.

Operating Expenses – O&M expenses increased $59.8 for the year ended September 30, 2018 compared to the prior year. Excluding the impact of the $36.6 of disallowed recoveries at Spire Missouri resulting from the MoPSC rulings in the rate cases completed in March 2018, O&M expenses were $23.2 above prior year levels due primarily to $15.9 growth at Spire Missouri and $10.6 growth at Spire Alabama, partly offset by a $3.3 reduction experienced by Spire EnergySouth. The O&M growth at the Missouri Utilities and Spire Alabama were attributable to the colder weather, with higher employee-related costs and bad debt expense at both Spire Missouri and Spire Alabama in the current year. Spire Missouri was also impacted by a $5.8 increase in pension and postretirement amortization expenses resulting from the rate cases. For more information about the Missouri rate cases, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8. Taxes other than income taxes were $14.7 higher in the current year, driven by a $15.3 increase related to higher gross receipt taxes due to the higher revenues. Depreciation and amortization expenses for the year ended September 30, 2018 increased $13.5 from the prior year, $9.7 due to Spire Missouri and $3.3 relating to Spire Alabama, principally the result of continued infrastructure capital spending in fiscal 2018.

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

Spire Missouri

Summary Operating Results

Year ended September 30,	2018	2017
Operating Income	$158.5	$214.1
Operation and maintenance expenses	279.1	226.6
Depreciation and amortization	102.8	93.1
Taxes, other than income taxes	108.4	99.8
Less: Gross receipts tax expense	(68.9)	(60.0)
Contribution Margin (non-GAAP)	579.9	573.6
Natural and propane gas costs	636.8	538.3
Gross receipts tax expense	68.9	60.0
Operating Revenues	$1,285.6	$1,171.9
Net Income	$129.3	$113.0

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

Spire Alabama

Summary Operating Results

Year ended September 30,	2018	2017
Operating Income	$96.6	$108.0
Operation and maintenance expenses	138.8	128.2
Depreciation and amortization	53.2	49.9
Taxes, other than income taxes	36.1	29.9
Less: Gross receipts tax expense	(25.4)	(19.5)
Contribution Margin (Non-GAAP)	299.3	296.5
Natural and propane gas costs	176.0	84.5
Gross receipts tax expense	25.4	19.5
Operating Revenues	$500.7	$400.5
Net Income	$1.3	$58.1

Operating revenues for the year ended September 30, 2018 increased $100.2 versus the comparable period ended September 30, 2017. Of the increase, $65.5 related to higher gas cost recoveries, $38.2 was the result of weather and usage impacts, $6.0 was attributable to higher gross receipt taxes, along with approximately $1.7 associated with lower RSE return on equity revenue adjustments in the current year. Partly offsetting these positive impacts was a $11.2 revenue reduction resulting from the timing of rate reductions to customers due to tax savings from the TCJA.

Contribution margin increased $2.8 versus the prior year, as $12.2 in higher weather/volumetric impacts and a favorable RSE adjustment of approximately $1.7 were offset by the $11.2 impact of the customer rate reduction resulting from the TCJA.

O&M expenses for the year ended September 30, 2018 increased $10.6 versus the year ended September 30, 2017. The increase in other operating expenses was driven primarily by higher employee-related costs and bad debt, which were unfavorably impacted by the colder weather in the current year and a $4.2 mix impact relating to the transfer of non-service postretirement benefits costs to other income and expense. Depreciation and amortization was $3.3 higher versus the same period last year, the result of continued infrastructure investment throughout Spire Alabama’s service territory.

Temperatures in Spire Alabama’s service area during the year ended September 30, 2018 were 51% colder than last year, and approximately equal to historical norms. Spire Alabama’s total therms sold and transported were 1,020.8 million for the year ended September 30, 2018, compared with 900.6 million last year, a 13% increase.

For further information on the GSA, RSE and CCM mechanisms, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

REGULATORY MATTERS

For discussions of regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8. Those discussions include more information about the Utilities’ recent rate proceedings and updates on FERC proceedings related to Spire STL Pipeline and Spire Storage.

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

Regulatory Accounting – The Utilities account for their regulated operations in accordance with FASB Accounting Standards Codification Topic 980, Regulated Operations. The provisions of this accounting guidance require, among other things, that financial statements of a rate-regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-rate-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. For Spire Missouri and Spire Alabama, management believes the following represent the more significant items recorded through the application of this accounting guidance:

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

ISRS –The ISRS allows Spire Missouri expedited recovery for its investment to replace its worn out or deteriorated infrastructure without the necessity of a formal rate case. Recently, Spire Missouri’s recovery of certain ISRS costs have been contested before the MoPSC and the Missouri Court of Appeals. Spire Missouri records ISRS revenues as authorized by the MoPSC and estimates the probability and amount of any refunds based on commission precedent, current legal rulings, the opinion of legal counsel, and other considerations.

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

The tables below reflect the sensitivity of Spire’s plans to potential changes in key assumptions:

Pension Plan Benefits: Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) to Projected Benefit Obligation	Estimated Increase/ (Decrease) to Annual Net Pension Cost*
Discount Rate	0.25%	$(22.5)	$0.4
	(0.25)%	23.4	(0.5)
Expected Return on Plan Assets	0.25%	—	(1.2)
	(0.25)%	—	1.2
Rate of Future Compensation Increase	0.25%	4.1	0.3
	(0.25)%	(4.0)	(0.3)

Postretirement Benefits: Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) to Projected Postretirement Benefit Obligation	Estimated Increase/ (Decrease) to Annual Net Postretirement Benefit Cost*
Discount Rate	0.25%	$(4.3)	$0.1
	(0.25)%	4.5	(0.1)
Expected Return on Plan Assets	0.25%	—	(0.7)
	(0.25)%	—	0.7
Annual Medical Cost Trend	1.00%	7.2	1.1
	(1.00)%	(6.5)	(1.0)

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

LIQUIDITY

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

Cash Flow Summary	2019	2018	2017
Net cash provided by operating activities	$450.9	$456.6	$288.3
Net cash used in investing activities	(838.3)	(531.7)	(433.5)
Net cash provided by financing activities	371.8	89.1	147.4

Net cash provided by operating activities decreased $5.7 from 2018 to 2019, primarily driven by fluctuations in working capital items. Net cash provided by operating activities increased $168.3 from fiscal 2017 to 2018 due to working capital fluctuations largely driven by the relative weather conditions and gas prices during the periods.

In fiscal 2019, the Company used $306.6 more cash in investing activities than in 2018 and $98.2 more in 2018 than in 2017. Capital expenditures increased $323.9 from fiscal 2018 to 2019, primarily as a result of $110.5 higher expenditures for the Spire STL Pipeline project and a $118.9 increase in infrastructure upgrades, new business development and investment to support customer growth across Missouri and Alabama. A further $89.9 in expenditures related to the development of Spire Storage. Spire estimates its capital expenditures for fiscal 2020 will be approximately $590, including $520 for the Utilities and $70 for Spire Storage and completion expenditures on Spire STL Pipeline.

Net cash provided by financing activities increased $282.7 from 2018 to 2019 after decreasing $58.3 from fiscal 2017 to 2018. The increase in 2019 versus 2018 was primarily due to the issuance of preferred shares for $242.0 and an increase in net debt issuance of $189.2. These increases were only partly offset by the $135.2 reduction in funds received from common stock issuances in 2019 versus 2018. Cash provided by financing activities decreased $58.3 from 2017 to 2018, reflecting changes in the net issuance or repayment of long-term debt, with a $30.0 net repayment in 2018 and a $26.2 net issuance in 2017. Short-term borrowings and dividends paid trended higher over the three years.

CAPITAL RESOURCES

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Our debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of September 30, 2019, the debt ratings of the Company, Spire Missouri and Spire Alabama, shown in the following table, remain at investment grade with a stable outlook.

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB+	Baa2
Spire Inc. preferred stock	BBB	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	A-	A2

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, interest payments on long-term debt, scheduled maturities of long-term debt, short-term seasonal needs and dividends.

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of September 30, 2019 or 2018. Due to lower yields available to Spire on short-term investments, the Company elected to provide all of Spire Missouri’s and Spire Alabama’s short-term funding through intercompany lending during the past fiscal year.

Short-term Debt

The Utilities’ short-term borrowing requirements typically peak during the colder months, while most of the Company’s other needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper or through the use of a revolving credit facility. For information about these resources, see Note 7, Notes Payable and Credit Agreements, of the Notes to Financial Statements in Item 8 and “Interest Rate Risk” under “MARKET RISK” below.

Long-term Debt and Equity

At September 30, 2019, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,137.0, of which $930.0 was issued by Spire Missouri, $415.0 was issued by Spire Alabama, and $102.0 was issued by other subsidiaries. For more information about long-term debt, see Note 6 of the Notes to Financial Statements in Item 8 and “Interest Rate Risk” under “MARKET RISK” below.

Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021. As of September 30, 2019, $400.0 remained available under this authorization. Spire Missouri issued an additional $275.0 of bonds on November 12, 2019. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance. On July 9, 2019, the APSC approved $100.0 of additional long-term financing.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 158,373 and 154,316 shares at September 30, 2019 and November 21, 2019, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

On February 6, 2019, Spire entered into an “at-the-market” equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Those shares are issued pursuant to Spire’s universal shelf registration statement referenced above and a prospectus supplement dated May 14, 2019. In the year ended September 30, 2019, Spire issued 179,630 shares under this program, generating $14.4 of proceeds net of issuance costs.

On May 21, 2019, Spire issued 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock, resulting in $242.0 of proceeds net of issuance costs.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization at September 30, 2019 consisted of 55% equity, compared to 52% equity at September 30, 2018. For more information about equity, see Note 5 of the Notes to Financial Statements in Item 8.

CONTRACTUAL OBLIGATIONS

As of September 30, 2019, Spire had contractual obligations with payments due as summarized below:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal Payments on Long-term Debt	$2,137.0	$40.0	$205.0	$480.0	$1,412.0
Interest Payments on Long-term Debt (a)	1,339.4	88.7	162.6	138.1	950.0
Operating Leases (b)	69.4	8.2	13.8	10.9	36.5
Purchase Obligations – Natural Gas (c)	1,495.0	759.6	459.9	182.2	93.3
Purchase Obligations – Other (d)	51.1	41.2	5.8	2.5	1.6
Asset Retirement Obligations	337.6	10.6	11.4	10.8	304.8
Total (e)	$5,429.5	$948.3	$858.5	$824.5	$2,798.2
(a)

Includes interest payments over the terms of the debt. Interest is calculated using the applicable interest rate and outstanding principal for each instrument with the terms ending at each instrument’s stated maturity. See Note 6, Long-Term Debt, of the Notes to Financial Statements in Item 8.

(b)	Lease obligations are primarily for office space and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.
(c)

These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Gas Utility and Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2019 forward market prices. Each of the Utilities generally recovers costs related to its purchases, transportation and storage of natural gas through the operation of its PGA clause or GSA rider, subject to prudence review by the appropriate regional public service commission. Variations in the timing of collections of gas costs from customers may affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e)

Long-term liabilities associated with unrecognized tax benefits, totaling $10.7, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to contribute $42.8 to its qualified, trusteed pension plans and $0.6 to its non-qualified pension plans during fiscal 2020. With regard to the postretirement benefits, the Company anticipates it will contribute $2.0 to the qualified trusts and $0.5 directly to participants from Spire Missouri funds during fiscal 2020. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements in Item 8.

ENVIRONMENTAL MATTERS

The Utilities and other Spire subsidiaries own and operate natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Spire Missouri’s or Spire Alabama’s financial position and results of operations. As environmental laws, regulations and their interpretations change, however, the Company and the Utilities may be required to incur additional costs. For information relative to environmental matters, see Contingencies in Note 16 of the Notes to Financial Statements in Item 8.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2019, the Company had no off-balance sheet financing arrangements, other than operating leases, surety bonds, and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance sheet financing arrangements in the near future.

MARKET RISK

Commodity Price Risk

Gas Utility

The Utilities’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of the Missouri Utilities’ PGA clauses and Spire Alabama’s GSA rider. The PGA clauses and GSA rider allows the Utilities to flow through to customers, subject to prudence review by the MoPSC and APSC, the cost of purchased gas supplies. Spire Missouri is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. Spire Missouri is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. The Utilities also have risk management policies that allow for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. These policies prohibit speculation. As of September 30, 2019, Spire Missouri had active natural gas derivative positions, but Spire Alabama did not. Costs and cost reduction, including carrying costs, associated with the use of natural gas derivative instruments are allowed to be passed on to customers through the operation of the PGA clauses or GSA rider. Accordingly, the Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. For more information about the Utilities’ natural gas derivative instruments, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8.

Gas Marketing

In the course of its business, Spire’s non-regulated gas marketing subsidiary, Spire Marketing, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, Spire Marketing has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, Spire Marketing manages the price risk associated with its fixed price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options and swap contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) to lock in margins. At September 30, 2019 and 2018, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations.

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

	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin
Net balance of derivative assets at September 30, 2018	$(7.2)	$11.2	$4.0
Changes in fair value	1.0	—	1.0
Settlements/purchases - net	4.8	—	4.8
Changes in cash margin	—	(6.4)	(6.4)
Net balance of derivative assets at September 30, 2019	$(1.4)	$4.8	$3.4

	As of September 30, 2019
Maturity by Fiscal Year	Total	2020	2021	2022	2023
Fair values of exchange-traded/cleared natural gas derivatives - net	$(0.4)	$0.6	$(0.8)	$(0.2)	$—
Fair values of basis swaps - net	(0.8)	(0.8)	(0.1)	0.1	—
Fair values of puts and calls - net	(0.2)	(0.2)	—	—	—

Position volumes:
MMBtu - net (short) long futures/swap/option positions	11.4	(0.5)	8.2	3.1	0.6
MMBtu - net (short) long basis swap positions	(5.7)	(5.9)	0.7	(0.4)	(0.1)
MMBtu - net (short) puts and calls positions	(0.5)	(0.5)	—	—	—

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

Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal 2021:

Net balance of derivative assets at September 30, 2018	$9.8
Changes in fair value	15.4
Settlements	(22.2)
Net balance of derivative liabilities at September 30, 2019	$3.0

For further details related to Spire Marketing’s derivatives and hedging activities, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8.

Counterparty Credit Risk

Spire Marketing has concentrations of counterparty credit risk in that a significant portion of its transactions are with energy producers, utility companies and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry or other conditions. Spire Marketing also has concentrations of credit risk with certain individually significant counterparties. To the extent possible, Spire Marketing enters into netting arrangements with its counterparties to mitigate exposure to credit risk. It is also exposed to credit risk associated with its derivative contracts designated as normal purchases and normal sales. Spire Marketing closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these and other concentrations of credit risk, including how Spire Marketing manages these risks, see Note 11, Concentrations of Credit Risk, of the Notes to Financial Statements in Item 8.

Interest Rate Risk

The Company is subject to interest rate risk associated with its short-term debt issuances. Based on average short-term borrowings during fiscal 2019, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense (and a decrease in pre-tax earnings and cash flows) of approximately $5.7 on an annual basis. Portions of such an increase may be offset through the Utilities’ application of PGA and GSA carrying costs. At September 30, 2019, Spire had $100.0 of variable rate long-term debt outstanding and had fixed-rate long-term debt totaling $2,037.0. Spire Missouri had $100.0 of variable rate long-term debt outstanding and had fixed-rate long-term debt totaling $830.0 and Spire Alabama had fixed-rate long-term debt of $415.0, all included in Spire’s total long-term debt. While the long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

During the second quarter of fiscal 2017, Spire entered into an interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. In September 2019, this hedge was settled, resulting in a loss of $6.1 which will be amortized over the hedged periods. In August 2018, Spire entered into a three-year interest rate swap with a fixed interest rate of 2.7675% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future variable interest rate payments. The Company recorded a $2.9 mark-to-market loss on this swap as part of other comprehensive income for the year ended September 30, 2019. During the first quarter of fiscal 2019, the Company entered into a thirty-year interest rate swap with a fixed interest rate of 3.250% expiring in three years and a notional amount of $100.0 to protect itself against adverse movements in future interest rates on future interest rate payments. The Company recorded a $34.4 mark-to-market loss on this swap as part of other comprehensive income for the year ended September 30, 2019.

Refer to Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8 for additional details on these interest rate swap transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, of this report.

Item 8. Financial Statements and Supplementary Data

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

Spire Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Inc.’s internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Inc.’s internal control over financial reporting was effective as of September 30, 2019. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on Spire Inc.’s internal control over financial reporting, which is included herein.

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

Spire Missouri Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Missouri Inc.’s internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Missouri Inc.’s internal control over financial reporting was effective as of September 30, 2019.

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

Spire Alabama Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Alabama Inc.’s internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Alabama Inc.’s internal control over financial reporting was effective as of September 30, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spire Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2019, of the Company and our report dated November 26, 2019, expressed an unqualified opinion on those financial statements.

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

November 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spire Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Note 15 and Note 18 to the financial statements

Critical Audit Matter Description

The Company accounts for their regulated operations in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 980, Regulated Operations. The provisions of this accounting guidance require, among other things, that financial statements of a rate-regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-rate-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

The Company is subject to rate regulation by the Missouri, Alabama, and Mississippi Public Service Commissions (the “Commissions”), which have jurisdiction with respect to the rates of natural gas companies within their respective geographies. The Company has stated that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process.

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commissions will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2019, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. These judgments included assessing the likelihood and amount of potential refunds that may be required by the Missouri Public Service Commission related to previously recovered capital investments as a result of the November 2019 Missouri Western District Court rulings. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

•

We tested the effectiveness of management’s controls over evaluating the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•	We evaluated the Company's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments, in the financial statements.
•

We read relevant regulatory orders issued by the Commissions for the Company in Missouri, Alabama, and Mississippi; regulatory statutes, interpretations, procedural memorandums, and filings made by interveners; and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances.

•

We obtained from management the regulatory orders that support the probability of recovery, refund, and/or future reduction in rates for regulatory assets and liabilities and assessed management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

•

We evaluated management’s assessment of the probability that the Missouri Public Service Commission will order refunds of certain revenues previously collected from customers as a result of the November 2019 rulings issued by the Missouri Western District Court of Appeals. We evaluated the amount of the regulatory liability management recorded as a result of these rulings, evaluated management’s assessment of potential future refunds, and evaluated management’s disclosures regarding these rulings.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

November 26, 2019

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Missouri Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Missouri Inc. (a wholly owned subsidiary of Spire Inc.) (the "Company") as of September 30, 2019 and 2018, the related statements of comprehensive income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

November 26, 2019

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Alabama Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Alabama Inc. (a wholly owned subsidiary of Spire Inc.) (the "Company") as of September 30, 2019 and 2018, the related statements of income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

November 26, 2019

We have served as the Company’s auditor since 2014.

SPIRE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30
(In millions, except per share amounts)	2019	2018	2017
Operating Revenues:
Gas Utility	$1,859.2	$1,888.0	$1,660.0
Gas Marketing and other	93.2	77.0	80.7
Total Operating Revenues	1,952.4	1,965.0	1,740.7
Operating Expenses:
Gas Utility
Natural and propane gas	698.2	770.1	570.5
Operation and maintenance	432.3	441.2	385.8
Depreciation and amortization	179.4	167.0	153.5
Taxes, other than income taxes	151.7	152.5	137.8
Total Gas Utility Operating Expenses	1,461.6	1,530.8	1,247.6
Gas Marketing and other	188.5	140.1	152.2
Total Operating Expenses	1,650.1	1,670.9	1,399.8
Operating Income	302.3	294.1	340.9
Interest Expense, Net	104.4	98.4	89.1
Other Income (Expense), Net	21.2	(8.0)	(12.6)
Income Before Income Taxes	219.1	187.7	239.2
Income Tax Expense (Benefit)	34.5	(26.5)	77.6
Net Income	184.6	214.2	161.6
Provision for preferred dividends	5.3	—	—
Income allocated to participating securities	0.4	0.5	0.4
Net Income Available to Common Shareholders	$178.9	$213.7	$161.2

Weighted Average Number of Common Shares Outstanding:
Basic	50.7	49.1	46.9
Diluted	50.8	49.3	47.0
Basic Earnings Per Share of Common Stock	$3.53	$4.35	$3.44
Diluted Earnings Per Share of Common Stock	$3.52	$4.33	$3.43

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2019	2018	2017
Net Income	$184.6	$214.2	$161.6
Other Comprehensive (Loss) Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(46.4)	3.9	11.5
Amounts reclassified into net income	(1.3)	(1.5)	—
Net (loss) gain on cash flow hedging derivative instruments	(47.7)	2.4	11.5
Defined benefit pension and other postretirement benefit plans:
Amortization of actuarial (gain) loss included in net periodic pension and postretirement benefit cost	(0.9)	0.4	0.4
Net defined benefit pension and other postretirement benefit plans	(0.9)	0.4	0.4
Net unrealized gain (loss) on available-for-sale debt securities	0.1	0.3	(0.1)
Other Comprehensive (Loss) Income, Before Tax	(48.5)	3.1	11.8
Income Tax (Benefit) Expense Related to Items of Other Comprehensive (Loss) Income	(10.8)	0.6	4.4
Other Comprehensive (Loss) Income, Net of Tax	(37.7)	2.5	7.4
Comprehensive Income	$146.9	$216.7	$169.0

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED BALANCE SHEETS

	September 30
(In millions)	2019	2018
ASSETS
Utility Plant	$6,146.5	$5,653.3
Less: Accumulated depreciation and amortization	1,794.5	1,682.8
Net Utility Plant	4,352.0	3,970.5
Non-utility Property (net of accumulated depreciation and amortization of $12.7 and $10.4 at September 30, 2019 and 2018, respectively)	477.8	174.5
Other Investments	72.3	68.7
Total Other Property and Investments	550.1	243.2
Current Assets:
Cash and cash equivalents	5.8	4.4
Accounts receivable:
Utility	139.8	151.9
Other	172.8	167.3
Allowance for doubtful accounts	(23.0)	(22.4)
Delayed customer billings	4.3	6.9
Inventories:
Natural gas	162.6	175.2
Propane gas	10.7	12.0
Materials and supplies	23.3	23.1
Regulatory assets	78.6	72.8
Prepayments	29.1	31.0
Other	10.5	37.4
Total Current Assets	614.5	659.6
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6
Regulatory assets	767.6	669.8
Other	163.4	128.9
Total Deferred Charges and Other Assets	2,102.6	1,970.3
Total Assets	$7,619.2	$6,843.6

SPIRE INC.

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30
	2019	2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at September 30, 2019)	$242.0	$—
Common stock (par value $1.00 per share; 70.0 million shares authorized; 51.0 million issued and outstanding at September 30, 2019, and 50.7 million shares issued and outstanding September 30, 2018)	51.0	50.7
Paid-in capital	1,505.8	1,482.7
Retained earnings	775.5	715.6
Accumulated other comprehensive (loss) income	(31.3)	6.4
Total Shareholders' Equity	2,543.0	2,255.4
Temporary equity	3.4	7.9
Long-term debt (less current portion)	2,082.6	1,900.1
Total Capitalization	4,629.0	4,163.4
Current Liabilities:
Current portion of long-term debt	40.0	175.5
Notes payable	743.2	553.6
Accounts payable	301.5	290.1
Advance customer billings	32.6	22.7
Wages and compensation accrued	45.7	39.7
Customer deposits	35.6	35.5
Taxes accrued	68.5	65.4
Regulatory liabilities	60.8	35.7
Other	140.9	103.5
Total Current Liabilities	1,468.8	1,321.7
Deferred Credits and Other Liabilities:
Deferred income taxes	451.4	435.8
Pension and postretirement benefit costs	264.8	180.2
Asset retirement obligations	337.6	321.1
Regulatory liabilities	399.0	354.6
Other	68.6	66.8
Total Deferred Credits and Other Liabilities	1,521.4	1,358.5
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$7,619.2	$6,843.6

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions,	Common Stock		Preferred	Paid-in	Retained
except per share amounts)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Balance at September 30, 2016	45,650,642	$45.6	$—	$1,175.9	$550.9	$(4.2)	$1,768.2
Net income	—	—	—	—	161.6	—	161.6
Common stock issued	2,504,684	2.5	—	143.0	—	—	145.5
Dividend reinvestment plan	23,731	—	—	1.6	—	—	1.6
Stock-based compensation costs	—	—	—	7.4	0.9	—	8.3
Stock issued under stock-based compensation plans	119,700	0.2	—	(0.1)	—	—	0.1
Employees’ tax withholding for stock-based compensation	(35,514)	—	—	(2.2)	—	—	(2.2)
Dividends declared:
Common stock ($2.10 per share)	—	—	—	—	(99.2)	—	(99.2)
Other comprehensive income, net of tax	—	—	—	—	—	7.4	7.4
Balance at September 30, 2017	48,263,243	$48.3	$—	$1,325.6	$614.2	$3.2	$1,991.3
Net income	—	—	—	—	214.2	—	214.2
Common stock issued	2,300,000	2.3	—	150.7	—	—	153.0
Dividend reinvestment plan	23,023	—	—	1.6	—	—	1.6
Stock-based compensation costs	—	—	—	7.7	—	—	7.7
Stock issued under stock-based compensation plans	119,592	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(33,955)	—	—	(2.8)	—	—	(2.8)
Dividends declared:
Common stock ($2.25 per share)	—	—	—	—	(112.1)	—	(112.1)
Other comprehensive income, net of tax	—	—	—	—	—	2.5	2.5
Reclassification of certain income tax effects	—	—	—	—	(0.7)	0.7	—
Balance at September 30, 2018	50,671,903	$50.7	$—	$1,482.7	$715.6	$6.4	$2,255.4
Net income	—	—	—	—	184.6	—	184.6
Common stock issued	179,630	0.2	—	14.2	—	—	14.4
Dividend reinvestment plan	62,735	—	—	5.1	—	—	5.1
Stock-based compensation costs	—	—	—	6.2	—	—	6.2
Stock issued under stock-based compensation plans	87,978	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(28,731)	—	—	(2.3)	—	—	(2.3)
Temporary equity adjustment to redemption value	—	—	—	—	(0.8)	—	(0.8)
Preferred stock issued	—	—	242.0	—	—	—	242.0
Dividends declared:
Common stock ($2.37 per share)	—	—	—	—	(120.5)	—	(120.5)
Preferred stock ($0.344 per depositary share)	—	—	—	—	(3.4)	—	(3.4)
Other comprehensive loss, net of tax	—	—	—	—	—	(37.7)	(37.7)
Balance at September 30, 2019	50,973,515	$51.0	$242.0	$1,505.8	$775.5	$(31.3)	$2,543.0

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2019	2018	2017
Operating Activities:
Net Income	$184.6	$214.2	$161.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181.7	168.4	154.1
Deferred income taxes and investment tax credits	31.8	(28.7)	77.0
Changes in assets and liabilities:
Accounts receivable	2.7	(32.7)	(63.0)
Inventories	13.6	15.5	(23.5)
Regulatory assets and liabilities	—	191.0	5.6
Accounts payable	(6.4)	12.6	51.1
Delayed/advance customer billings, net	12.4	(12.8)	(40.0)
Taxes accrued	3.5	6.4	5.8
Other assets and liabilities	31.0	(121.2)	(45.8)
Other	(4.0)	43.9	5.4
Net cash provided by operating activities	450.9	456.6	288.3
Investing Activities:
Capital expenditures	(823.3)	(499.4)	(438.1)
Final settlement of 2016 acquisition of Spire EnergySouth (net of $2.0 cash acquired)	—	—	3.8
Other business acquisitions	(7.9)	(28.1)	—
Other	(7.1)	(4.2)	0.8
Net cash used in investing activities	(838.3)	(531.7)	(433.5)
Financing Activities:
Issuance of preferred stock	242.0	—	—
Issuance of long-term debt	230.0	75.0	420.0
Repayment of long-term debt	(184.1)	(105.0)	(393.8)
Issuance of short-term debt, net	189.6	76.3	78.6
Issuance of common stock	19.5	154.7	146.9
Dividends paid on common stock	(119.0)	(108.7)	(96.2)
Dividends paid on preferred stock	(3.4)	—	—
Other	(2.8)	(3.2)	(8.1)
Net cash provided by financing activities	371.8	89.1	147.4
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(15.6)	14.0	2.2
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	21.4	7.4	5.2
Cash, Cash Equivalents, and Restricted Cash at End of Year	$5.8	$21.4	$7.4

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(102.4)	$(95.1)	$(85.5)
Income taxes	(2.7)	(1.5)	(1.3)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2019	2018	2017
Operating Revenues:
Utility	$1,291.8	$1,285.6	$1,171.9
Total Operating Revenues	1,291.8	1,285.6	1,171.9
Operating Expenses:
Utility
Natural and propane gas	629.8	636.8	538.3
Operation and maintenance	268.1	279.1	226.6
Depreciation and amortization	111.5	102.8	93.1
Taxes, other than income taxes	107.6	108.4	99.8
Total Operating Expenses	1,117.0	1,127.1	957.8
Operating Income	174.8	158.5	214.1
Interest Expense, Net	49.2	46.4	39.1
Other Income (Expense), Net	2.7	(15.4)	(14.5)
Income Before Income Taxes	128.3	96.7	160.5
Income Tax Expense (Benefit)	13.3	(32.6)	47.5
Net Income	115.0	129.3	113.0
Other Comprehensive (Loss) Income, Net of Tax	(0.8)	0.4	0.1
Comprehensive Income	$114.2	$129.7	$113.1

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

BALANCE SHEETS

	September 30
(In millions)	2019	2018
ASSETS
Utility Plant	$3,643.2	$3,331.0
Less: Accumulated depreciation and amortization	764.1	705.8
Net Utility Plant	2,879.1	2,625.2
Other Property and Investments	53.3	55.0
Other Property and Investments	53.3	55.0
Current Assets:
Cash and cash equivalents	2.6	2.0
Accounts receivable:
Utility	94.6	103.9
Associated companies	1.4	2.7
Other	26.5	16.6
Allowance for doubtful accounts	(14.9)	(16.0)
Delayed customer billings	4.3	6.9
Inventories:
Natural gas	100.1	127.9
Propane gas	10.7	12.0
Materials and supplies	13.3	13.2
Regulatory assets	29.4	30.7
Prepayments	18.2	19.1
Total Current Assets	286.2	319.0
Deferred Charges and Other Assets:
Goodwill	210.2	210.2
Regulatory assets	507.5	441.1
Other	85.6	50.8
Total Deferred Charges and Other Assets	803.3	702.1
Total Assets	$4,021.9	$3,701.3

SPIRE MISSOURI INC.

BALANCE SHEETS (continued)

	September 30
	2019	2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 issued and outstanding at September 30, 2019 and 2018)	$0.1	$0.1
Paid-in capital	765.0	760.3
Retained earnings	576.6	501.1
Accumulated other comprehensive loss	(2.4)	(1.6)
Total Shareholders' Equity	1,339.3	1,259.9
Long-term debt (less current portion)	925.0	824.4
Total Capitalization	2,264.3	2,084.3
Current Liabilities:
Current portion of long-term debt	—	50.0
Notes payable – associated companies	386.4	345.3
Accounts payable	75.7	81.7
Accounts payable – associated companies	5.5	5.8
Advance customer billings	20.8	9.5
Wages and compensation accrued	34.5	31.3
Customer deposits	13.4	13.1
Taxes accrued	36.4	32.0
Regulatory liabilities	52.3	16.7
Other	26.4	36.9
Total Current Liabilities	651.4	622.3
Deferred Credits and Other Liabilities:
Deferred income taxes	364.6	361.0
Pension and postretirement benefit costs	192.4	136.9
Asset retirement obligations	173.5	174.1
Regulatory liabilities	326.5	274.9
Other	49.2	47.8
Total Deferred Credits and Other Liabilities	1,106.2	994.7
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$4,021.9	$3,701.3

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Balance at September 30, 2016	24,577	$0.1	$751.9	$318.3	$(1.8)	$1,068.5
Net income	—	—	—	113.0	—	113.0
Stock-based compensation costs	—	—	4.2	—	—	4.2
Dividends declared	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at September 30, 2017	24,577	0.1	756.1	416.5	(1.7)	1,171.0
Net income	—	—	—	129.3	—	129.3
Stock-based compensation costs	—	—	4.2	—	—	4.2
Dividends declared	—	—	—	(45.0)	—	(45.0)
Other comprehensive income, net of tax	—	—	—	—	0.4	0.4
Reclassification of certain income tax effects	—	—	—	0.3	(0.3)	—
Balance at September 30, 2018	24,577	0.1	760.3	501.1	(1.6)	1,259.9
Net income	—	—	—	115.0	—	115.0
Stock-based compensation costs	—	—	4.7	—	—	4.7
Dividends declared	—	—	—	(39.5)	—	(39.5)
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	(0.8)
Balance at September 30, 2019	24,577	$0.1	$765.0	$576.6	$(2.4)	$1,339.3

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2019	2018	2017
Operating Activities:
Net Income	$115.0	$129.3	$113.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111.5	102.8	93.1
Deferred income taxes and investment tax credits	13.2	(32.6)	47.5
Changes in assets and liabilities:
Accounts receivable	(0.3)	(2.0)	(20.5)
Inventories	29.0	8.4	(13.0)
Regulatory assets and liabilities	32.7	141.5	37.7
Accounts payable	(8.4)	(14.8)	16.8
Delayed/advance customer billings, net	13.9	(7.4)	(37.6)
Taxes accrued	4.4	(2.1)	5.0
Other assets and liabilities	(2.6)	(83.9)	(62.0)
Other	5.2	45.0	2.7
Net cash provided by operating activities	313.6	284.2	182.7
Investing Activities:
Capital expenditures	(356.9)	(295.8)	(282.2)
Other	1.3	4.8	1.1
Net cash used in investing activities	(355.6)	(291.0)	(281.1)
Financing Activities:
Issuance of first mortgage bonds	100.0	—	170.0
Repayment of short-term debt, net	(50.0)	(100.0)	(243.7)
Borrowings from Spire	41.1	142.3	203.0
Dividends paid on common stock	(48.5)	(36.0)	(28.7)
Other	—	—	(1.8)
Net cash provided by financing activities	42.6	6.3	98.8
Net Increase (Decrease) in Cash and Cash Equivalents	0.6	(0.5)	0.4
Cash and Cash Equivalents at Beginning of Year	2.0	2.5	2.1
Cash and Cash Equivalents at End of Year	$2.6	$2.0	$2.5
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(48.7)	$(45.6)	$(38.6)
Income taxes	—	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF INCOME

	Years Ended September 30
(In millions)	2019	2018	2017
Operating Revenues:
Utility	$465.5	$500.7	$400.5
Total Operating Revenues	465.5	500.7	400.5
Operating Expenses:
Utility
Natural gas	135.5	176.0	84.5
Operation and maintenance	142.6	138.8	128.2
Depreciation and amortization	56.2	53.2	49.9
Taxes, other than income taxes	35.7	36.1	29.9
Total Operating Expenses	370.0	404.1	292.5
Operating Income	95.5	96.6	108.0
Interest Expense, Net	21.7	17.3	14.4
Other Income, Net	7.0	3.6	0.3
Income Before Income Taxes	80.8	82.9	93.9
Income Tax Expense	20.5	81.6	35.8
Net Income	$60.3	$1.3	$58.1

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

BALANCE SHEETS

	September 30
(In millions)	2019	2018
ASSETS
Utility Plant	$2,138.0	$1,964.3
Less: Accumulated depreciation and amortization	882.1	830.2
Net Utility Plant	1,255.9	1,134.1
Current Assets:
Accounts receivable:
Utility	37.5	39.6
Associated companies	—	0.5
Other	8.5	8.5
Allowance for doubtful accounts	(6.3)	(3.9)
Inventories:
Natural gas	35.1	33.9
Materials and supplies	7.8	7.8
Regulatory assets	33.9	26.2
Prepayments	5.3	6.0
Other	0.4	2.4
Total Current Assets	122.2	121.0
Deferred Charges and Other Assets:
Regulatory assets	231.2	201.5
Deferred income tax	81.3	101.8
Other	53.0	57.8
Total Deferred Charges and Other Assets	365.5	361.1
Total Assets	$1,743.6	$1,616.2

SPIRE ALABAMA INC.

BALANCE SHEETS (continued)

	September 30
	2019	2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and paid-in capital (par value $0.01 per share; 3,000,000 shares authorized; 1,972,052 issued and outstanding at September 30, 2019 and 2018)	$370.9	$390.9
Retained earnings	459.1	417.8
Total Shareholders' Equity	830.0	808.7
Long-term debt (less current portion)	372.2	322.6
Total Capitalization	1,202.2	1,131.3
Current Liabilities:
Current portion of long-term debt	40.0	—
Notes payable – associated companies	128.7	142.5
Accounts payable	56.2	48.4
Accounts payable – associated companies	1.6	2.1
Advance customer billings	10.6	13.1
Wages and compensation accrued	8.0	6.7
Customer deposits	19.5	18.6
Taxes accrued	27.4	28.3
Regulatory liabilities	3.4	7.6
Other	9.2	7.1
Total Current Liabilities	304.6	274.4
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	59.2	35.0
Asset retirement obligations	148.7	135.7
Regulatory liabilities	23.0	31.3
Other	5.9	8.5
Total Deferred Credits and Other Liabilities	236.8	210.5
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$1,743.6	$1,616.2

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Balance at September 30, 2016	1,972,052	$—	$451.9	$415.4	$867.3
Net income	—	—	—	58.1	58.1
Dividends declared	—	—	—	(27.0)	(27.0)
Return of capital to Spire	—	—	(31.0)	—	(31.0)
Balance at September 30, 2017	1,972,052	—	420.9	446.5	867.4
Net income	—	—	—	1.3	1.3
Dividends declared	—	—	—	(30.0)	(30.0)
Return of capital to Spire	—	—	(30.0)	—	(30.0)
Balance at September 30, 2018	1,972,052	—	390.9	417.8	808.7
Net income	—	—	—	60.3	60.3
Dividends declared	—	—	—	(19.0)	(19.0)
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Balance at September 30, 2019	1,972,052	$—	$370.9	$459.1	$830.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2019	2018	2017
Operating Activities:
Net Income	$60.3	$1.3	$58.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.2	53.2	49.9
Deferred income taxes	20.5	81.6	35.8
Changes in assets and liabilities:
Accounts receivable	0.8	(16.2)	(10.0)
Inventories	(1.2)	(1.2)	0.1
Regulatory assets and liabilities	(28.2)	40.7	(18.3)
Accounts payable	4.5	4.7	8.8
Advance customer billings	(2.5)	(5.5)	(2.5)
Taxes accrued	(0.9)	4.9	1.8
Other assets and liabilities	34.8	(16.7)	(38.0)
Other	(3.2)	(0.7)	(1.2)
Net cash provided by operating activities	141.1	146.1	84.5
Investing Activities:
Capital expenditures	(174.5)	(131.7)	(113.9)
Other	(3.3)	(1.6)	(0.4)
Net cash used in investing activities	(177.8)	(133.3)	(114.3)
Financing Activities:
Issuance of long-term debt	90.0	75.0	—
Repayment of short-term debt, net	—	—	(82.0)
(Repayments of) borrowings from Spire	(13.8)	(27.4)	169.9
Return of capital to Spire	(20.0)	(30.0)	(31.0)
Dividends paid	(19.0)	(30.0)	(27.0)
Other	(0.5)	(0.5)	—
Net cash provided by (used in) financing activities	36.7	(12.9)	29.9
Net (Decrease) Increase in Cash and Cash Equivalents	—	(0.1)	0.1
Cash and Cash Equivalents at Beginning of Year	—	0.1	—
Cash and Cash Equivalents at End of Year	$—	$—	$0.1

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(19.2)	$(15.1)	$(12.8)
Income taxes	—	—	—

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

NATURE OF OPERATIONS – Spire (NYSE: SR) has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings generation. The Gas Utility segment is comprised of the operations of: the Missouri Utilities, serving St. Louis and eastern Missouri (“Spire Missouri East”) and Kansas City and western Missouri (“Spire Missouri West”); Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving southern Alabama and south-central Mississippi. The Gas Marketing Segment includes Spire’s primary non-utility business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services, primarily in the central and southern United States (U.S.). The activities of other subsidiaries are reported as Other and are described in Note 14, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.

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

For Spire Missouri, utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. In fiscal years 2019, 2018 and 2017, annual depreciation and amortization expense averaged 3.0% of the original cost of depreciable and amortizable property.

For Spire Alabama, depreciation is provided using the composite method of depreciation on a straight-line basis over the estimated useful lives of utility property at rates approved by the Alabama Public Service Commission (APSC). The composite depreciation rate in fiscal years 2019, 2018 and 2017 was approximately 3.1%.

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

September 30	2019	2018	2017
Spire	$80.6	$62.1	$41.0
Spire Missouri	40.1	36.7	28.9
Spire Alabama	11.9	8.9	9.4

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

	Spire		Spire Missouri		Spire Alabama
	2019	2018	2019	2018	2019	2018
Asset retirement obligations, beginning of year	$321.1	$296.6	$174.1	$158.6	$135.7	$128.4
Liabilities incurred during the period	10.8	5.5	1.6	0.6	8.8	3.5
Liabilities settled during the period	(8.3)	(11.2)	(6.8)	(8.9)	(0.8)	(1.8)
Accretion	13.0	12.7	7.4	6.6	5.0	5.6
Revisions in estimated cash flows	1.0	16.9	(2.8)	17.2	—	—
Business combinations	—	0.6	—	—	—	—
Asset retirement obligations, end of year	$337.6	$321.1	$173.5	$174.1	$148.7	$135.7

REGULATED OPERATIONS – The Utilities account for their regulated operations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 980, Regulated Operations. This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. In addition, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. See additional discussion on regulated operations in Note 15, Regulatory Matters.

NATURAL GAS AND PROPANE GAS – For Spire Missouri East, inventory of natural gas in storage is priced on a last in, first out (LIFO) basis and inventory of propane gas in storage is priced on a first in, first out (FIFO) basis. For the rest of the Gas Utility segment, inventory of natural gas in storage is priced on the weighted average cost basis. The replacement cost of Spire Missouri’s natural gas for current use in eastern Missouri at September 30, 2019 and September 30, 2018 was less than the LIFO cost by $17.0 and $14.5, respectively. The carrying value of the Utilities’ inventory is never adjusted to a lower net realizable value or market value because, pursuant to Purchased Gas Adjustment (PGA) clauses or a Gas Supply Adjustment (GSA) rider, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Spire’s other operating segments is recorded at the lower of average cost or net realizable value.

BUSINESS COMBINATIONS – Spire’s acquisitions were accounted for using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value.

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

GOODWILL – Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. Spire and Spire Missouri evaluate goodwill for impairment as of July 1 of each year, or more frequently if events and circumstances indicate that goodwill might be impaired. At July 1, 2018 and 2017, Spire and Spire Missouri each applied a quantitative goodwill evaluation model to their reporting units and concluded goodwill was not impaired because the fair value exceeded the carrying amount. At July 1, 2019, Spire and Spire Missouri conducted a qualitative assessment and determined goodwill was not more likely than not impaired. At September 30, 2019, goodwill included in Spire’s Gas Utility and Gas Marketing segments was $210.2 and zero, respectively, with the remainder held at the corporate level. Goodwill amounts have not changed since fiscal 2017, and there are no accumulated impairment losses.

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

DERIVATIVES – In the course of their business, certain subsidiaries of Spire enter into commitments associated with the purchase or sale of natural gas. Certain of their derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of FASB ASC Topic 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded gross. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes. Under GAAP, revenues and expenses associated with trading activities are presented on a net basis in Gas Marketing operating revenues (or expenses, if negative) in the Condensed Consolidated Statements of Income. This net presentation has no effect on operating income or net income. Refer to Note 10, Derivative Instruments and Hedging Activities, for more information about derivatives.

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

The Company accounts for uncertain tax positions in accordance with authoritative guidance. The authoritative guidance addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Spire may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. Tax-related interest and penalties, if any, are classified as a liability on the balance sheets. For additional information on the accounting for income taxes, refer to Note 12, Income Taxes.

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

NATURAL GAS RECEIVABLE – Spire Marketing enters into natural gas transactions with natural gas pipeline and storage companies known as park and loan arrangements. Under the terms of the arrangements, Spire Marketing purchases natural gas from a third party and delivers that natural gas to the pipeline or storage company for the right to receive the same quantity of natural gas from that company at the same location in a future period. These arrangements are accounted for as non-monetary transactions under GAAP and are recorded at the carrying amount. As such, natural gas receivables are reflected on the Consolidated Balance Sheets at cost, which includes related fees associated with the transactions. In the period that the natural gas is returned to Spire Marketing, concurrent with the sale of the natural gas to a third party, the related natural gas receivable is expensed in the Consolidated Statements of Income. In conjunction with these transactions, Spire Marketing usually enters into New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) natural gas futures, options, and swap contracts or fixed price sales agreements to protect against market changes in future sales prices.

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

	2019	2018	2017
Purchases of natural gas from Spire Marketing	$95.3	$71.5	$74.4
Sales of natural gas to Spire Marketing	1.7	0.3	7.8
Transportation services received from Spire NGL Inc.	1.0	1.0	1.0

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

	Spire			Spire Missouri			Spire Alabama
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Allowance at beginning of year	$22.4	$18.3	$20.5	$16.0	$14.1	$16.1	$3.9	$2.6	$3.3
Additions charged to expense	16.9	14.6	10.6	12.3	11.9	10.1	4.7	2.1	0.2
Net deductions	(16.3)	(10.5)	(12.8)	(13.4)	(10.0)	(12.1)	(2.3)	(0.8)	(0.9)
Allowance at end of year	$23.0	$22.4	$18.3	$14.9	$16.0	$14.1	$6.3	$3.9	$2.6

FINANCE RECEIVABLES – Spire Alabama finances third party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2019 and September 30, 2018, the Company’s finance receivable totaled approximately $11.7 and $13.1, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Spire Alabama relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment, after 90 days are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Spire Alabama had finance receivables past due 90 days or more of $0.4 at September 30, 2019 and September 30, 2018.

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

STOCK-BASED COMPENSATION – The Company accounts for share-based compensation arrangements in accordance with ASC Topic 718, Compensation - Stock Compensation. The Company measures stock-based compensation awards at fair value at the date of grant and recognizes the compensation cost of the awards over the requisite service period. Forfeitures are recognized in the period they occur. Refer to Note 3, Stock-Based Compensation, for further discussion of the accounting for the Company’s stock-based compensation plans.

NEW ACCOUNTING PRONOUNCEMENTS – Spire, Spire Missouri and Spire Alabama adopted the guidance in ASU No. 2014-09, Revenue from Contracts with Customers, and related amendments (collectively, “ASC 606”), in the first quarter of fiscal year 2019 using the modified retrospective method applied to all contracts at October 1, 2018. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new standard, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations to recognize revenue when the obligation is completed. In addition, ASC 606 requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 resulted in no change to how Spire, Spire Missouri and Spire Alabama recognize revenue, and therefore, no cumulative effect adjustment to the opening balance of retained earnings was required, and there was no significant impact to financial results after adoption. The adoption did result in changes to the disclosures about revenue, which are included in Note 2, Revenue. Some revenue arrangements, such as alternative revenue programs and certain derivative contracts, are excluded from the scope of ASC 606 and, therefore, are presented separately in disclosures.

Also effective October 1, 2018, Spire, Spire Missouri and Spire Alabama adopted ASU No. 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, with no material impact on interim or annual financial statements. The amended guidance requires that the service cost component of net periodic pension and postretirement benefit costs be presented within the same line item in the income statement as other compensation costs (except for the amount being capitalized), while other components are to be presented outside the subtotal of operating income and are no longer eligible for capitalization (e.g., as part of utility plant). The amended guidance is applied retrospectively for income statement presentation and prospectively for capitalization. The Company, Spire Missouri and Spire Alabama elected the practical expedient permitting the use of the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Accordingly, for the year ended September 30, 2018, the Company, Spire Missouri and Spire Alabama reclassified net benefit costs (income) of $14.4, $17.2 and $(2.0), respectively, from “operation and maintenance” to “other income (expense), net.” The corresponding amounts for the year ended September 30, 2017 were $19.2, $17.2 and $2.2, respectively. For Spire Missouri, Spire Alabama, and the Company’s other rate-regulated entities, all components of net benefit cost have historically been recovered from customers as a component of utility plant and will continue to be recovered in the same manner over the depreciable lives of the related plant assets; therefore, for those entities, the components that are no longer eligible to be capitalized as a component of plant under GAAP will be reported as regulatory assets.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. This guidance requires the statement of cash flows to present changes in the total of cash, cash equivalents and restricted cash. Prior to the adoption of this ASU, the relevant accounting guidance did not require the statement of cash flows to include changes in restricted cash. The Company, Spire Missouri and Spire Alabama adopted the standard retrospectively in 2018 with no impact to 2017.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance permits companies to make an election to reclassify stranded income tax effects from the recently enacted Tax Cuts and Jobs Act included in accumulated other comprehensive income or loss (AOCI) to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company, Spire Missouri and Spire Alabama elected to early adopt this guidance in the quarter ended September 30, 2018. The reclassifications from the adoption of this standard are shown on the statements of shareholders’ equity of the Company and Spire Missouri. There was no effect for Spire Alabama.

The Company, Spire Missouri and Spire Alabama adopted ASU No. 2016-02, Leases, along with related ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, “ASC 842”), using a modified retrospective transition method for leases existing at, or entered into after, October 1, 2019. Under the selected transition method, comparative periods in the financial statements will be presented under ASC 840 (previous lease accounting guidance). ASC 842 requires lessees to recognize a right-of-use asset and lease liability for almost all lease contracts based on the present value of lease payments. It provides new guidelines for identifying and classifying a lease, and classification affects the pattern and income statement line item for the related expense. The Company and its subsidiaries elected to a package of three practical expedients permitted by the standard, allowing them not to reassess existing contracts for (1) whether it is or contains a lease, (2) lease classification and (3) initial direct costs. They also elected to use the benefit of hindsight in determining both the lease term and impairments associated with any existing leases, which resulted in lease terms that best represent management’s expectations with respect to use of the underlying asset but did not result in recognition of any impairment. Finally, they elected not to assess whether existing land easements are leases under ASC 842. The adoption of ASC 842 will impact the balance sheets through recognition of approximately $71.1 of right-of-use assets and lease liabilities for operating leases (including approximately $1.9 and $10.0 for Spire Missouri and Spire Alabama, respectively) but will not result in a cumulative effect adjustment or significant impacts to income or cash flows.

In August 2018, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU more closely align the results of hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The Company, Spire Missouri and Spire Alabama do not expect the adoption of this new guidance in the first quarter of fiscal 2020 to have a significant impact on the financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which was later supplemented by ASU Nos. 2018-19, 2019-04 and 2019-05. The standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade receivables. The new guidance will be initially applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company, Spire Missouri and Spire Alabama are currently assessing the impacts of adopting this standard in the first quarter of fiscal 2021.

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

2019
Spire
Gas Utility:
Residential	$1,267.3
Commercial & industrial	433.9
Transportation	112.1
Off-system & other incentive	41.9
Other customer revenue	22.5
Total revenue from contracts with customers	1,877.7
Changes in accrued revenue under alternative revenue programs	(16.9)
Total Gas Utility operating revenues	1,860.8
Gas Marketing:
Revenue from contracts with retail customers	83.7
Revenue from wholesale derivative contracts	—
Total Gas Marketing operating revenues	83.7
Other	21.5
Total before eliminations	1,966.0
Intersegment eliminations (see Note 14, Information by Operating Segment)	(13.6)
Total Operating Revenues	$1,952.4
Spire Missouri
Residential	$945.9
Commercial & industrial	283.8
Transportation	33.1
Off-system & other incentive	41.9
Total revenue from contracts with customers	1,304.7
Changes in accrued revenue under alternative revenue programs	(12.9)
Total Operating Revenues	$1,291.8
Spire Alabama
Residential	$265.3
Commercial & industrial	113.5
Transportation	69.5
Other customer revenue	20.7
Total revenue from contracts with customers	469.0
Changes in accrued revenue under alternative revenue programs	(3.5)
Total Operating Revenues	$465.5

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

The Utilities have alternative revenue programs (ARPs), which represent an agreement between the utility and its regulator, currently consisting of decoupling mechanisms (also known as weather normalization adjustments) and incentive programs (primarily Alabama’s Cost Control Measure). When the criteria to recognize additional (or reduced) revenue from ARPs have been met, the Utilities establish a regulatory asset (or liability). When amounts previously recognized for ARPs are billed, the Utilities reduce the regulatory asset (or liability) and increase (or decrease) accounts receivable. Billed amounts, which are part of the overall tariff paid by customers, are included in revenue from contracts with customers, while the change in the related regulatory asset or liability is presented as revenue from ARPs. Depending on whether the beginning accrued ARP balance was a regulatory asset or liability and depending on the size and direction of the current period accrual, the amount presented as revenue from ARPs could be negative.

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

	2019	2018	2017
Spire	$99.3	$98.4	$83.1
Spire Missouri	71.1	68.9	60.0
Spire Alabama	23.7	25.4	19.5

3. STOCK-BASED COMPENSATION

The Spire 2015 Equity Incentive Plan (EIP) was approved by shareholders of Spire on January 29, 2015 and amended on November 9, 2018. The purpose of the EIP is to encourage directors, officers, and key employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation Committee (“Committee”) of Spire’s Board of Directors (the “Board”) may grant awards under the EIP that may be earned by achieving performance objectives and/or other criteria as determined by the Committee. Under the terms of the EIP, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The EIP provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The EIP generally provides a minimum vesting period of at least three years for each type of award, with pro rata vesting permitted during the minimum three-year vesting period. The maximum number of shares reserved for issuance under the EIP is 1,000,000.

The Company issues new shares to satisfy employee restricted stock awards.

Restricted Stock Awards

During fiscal 2019, the Company granted 99,260 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $80.72 per share. This number represents the target shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2022. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting but are subject to forfeiture if the underlying share units do not vest.

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

The weighted average grant date fair value of performance-contingent restricted share units granted during fiscal years 2018 and 2017 was $79.88 and $58.45 per share, respectively.

Fiscal 2019 activity of restricted stock units subject to performance and/or market conditions is presented below:

	Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at September 30, 2018	266,082	$66.69
Granted	99,260	$80.72
Vested	(45,157)	$62.39
Forfeited	(56,275)	$64.74
Nonvested at September 30, 2019	263,910	$73.11

For the year ended September 30, 2019, the total number of shares that could be issued if all outstanding award grants attain maximum performance payout is 527,820. In fiscal 2019, the Company gave participants in the EIP the ability to defer a portion or all of their award. Participants have elected to defer 80,760 shares (at target payout). Based on actual performance, these awards will be issued in cash, not shares, once the performance requirements have been achieved, so related amounts are reflected as temporary equity on the consolidated balance sheet.

During fiscal 2019, the Company granted 37,580 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $76.66 per share. Unless forfeited based on terms of the agreements, these shares will vest in fiscal 2021. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal years 2018 and 2017 was $76.60 and $63.05 per share, respectively.

During fiscal 2019, the Company granted 11,760 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $78.69 per share. These shares vested in fiscal 2019, six months after the grant date. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2018 and 2017 was $63.20 and $63.45 per share, respectively.

Time-vested restricted stock and stock unit activity for fiscal 2019 is presented below:

	Shares/ Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2018	103,600	$64.60
Granted	49,340	$77.14
Vested	(50,013)	$60.45
Forfeited	(6,650)	$69.64
Nonvested at September 30, 2019	96,277	$72.83

For restricted stock and stock units (performance-contingent and time-vested) that vested during fiscal years 2019, 2018, and 2017, the Company withheld 28,731 shares, 34,922 shares and 35,514 shares, respectively, at weighted average prices of $79.23, $81.65 and $63.83 per share, respectively, pursuant to elections by employees to satisfy tax withholding obligations. The total fair value of restricted stock (performance-contingent and time-vested) that vested during fiscal years 2019, 2018, and 2017 was $7.6, $10.5, and $8.9, respectively, and the related tax benefit was $2.9, $4.0, and $3.3, respectively. None of the tax benefits have been realized.

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

The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, are estimated using the closing price of the Company’s stock on the grant date. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value of the awards subject to the TSR provision awarded during fiscal years 2019, 2018 and 2017 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2019	2018	2017
Risk-free interest rate	2.88%	1.76%	1.39%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	17.0%	16.0%	16.3%
Vesting period	3.0 years	2.9 years	2.8 years

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

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	2019	2018	2017
Total compensation cost	$8.6	$6.9	$7.4
Compensation cost capitalized	(1.4)	(1.3)	(3.3)
Prior period disallowed stock compensation capitalization	—	6.9	—
Compensation cost recognized in net income	7.2	12.5	4.1
Income tax benefit recognized in net income	(1.7)	(4.0)	(1.5)
Compensation cost recognized in net income, net of income tax	$5.5	$8.5	$2.6

As of September 30, 2019, there was $10.9 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.8 years.

4. EARNINGS PER COMMON SHARE

	2019	2018	2017
Basic Earnings Per Common Share:
Net Income	$184.6	$214.2	$161.6
Less: Provision for preferred dividends	5.3	—	—
Income allocated to participating securities	0.4	0.5	0.4
Net Income Available to Common Shareholders	$178.9	$213.7	$161.2
Weighted Average Common Shares Outstanding (in millions)	50.7	49.1	46.9
Basic Earnings Per Share of Common Stock	$3.53	$4.35	$3.44
Diluted Earnings per Share:
Net Income	$184.6	$214.2	$161.6
Less: Provision for preferred dividends	5.3	—	—
Income allocated to participating securities	0.4	0.5	0.4
Net Income Available to Common Shareholders	$178.9	$213.7	$161.2
Weighted Average Common Shares Outstanding (in millions)	50.7	49.1	46.9
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.1	0.2	0.1
Weighted Average Diluted Common Shares (in millions)	50.8	49.3	47.0
Diluted Earnings Per Share of Common Stock	$3.52	$4.33	$3.43

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.1	0.4	0.5

5. SHAREHOLDERS’ EQUITY

Spire

Preferred Stock

At September 30, 2019 and 2018, Spire had authorized 5,000,000 shares of preferred stock.

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

Dividends on the Preferred Stock, when declared by the Board, will be payable on the liquidation preference amount, on a cumulative basis, quarterly in arrears on the 15th day of February, May, August and November of each year, beginning on August 15, 2019. Dividends will be payable out of amounts legally available for the payment of dividends at an annual rate equal to 5.90% of the liquidation preference per share of Preferred Stock (equivalent to $25.00 per Depositary Share). Dividends will accumulate daily and be cumulative from May 21, 2019.

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

Shareholders of the Preferred Stock generally have no voting rights with respect to matters that generally require the approval of voting stockholders. The limited voting rights of holders of the Preferred Stock include the right to vote on certain matters that may affect the preference or special rights of the Preferred Stock. In addition, if and whenever dividends on any shares of Preferred Stock have not been declared and paid for at least six dividend periods, whether or not consecutive, the number of directors then constituting the Board shall automatically be increased by two (to be elected by the holders of the Preferred Stock) until all accumulated and unpaid dividends on the Preferred Stock have been paid in full.

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

In the year ended September 30, 2019, Spire issued 179,630 shares under this program, generating $14.4 of proceeds net of issuance costs.

Other Equity Information

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 158,373 and 154,316 shares at September 30, 2019 and November 21, 2019, respectively, remaining available for issuance under this Form S-3. Spire also has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

Spire Missouri

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock or to make loans to its parent company. These mortgage restrictions are applicable regardless of whether the stock is publicly held or held solely by Spire Missouri’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953 would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8.0 plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953 to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2019 and 2018, the amount under the mortgage’s formula that was available to pay dividends was $1,182.4 and $1,097.6, respectively. Thus, all of Spire Missouri’s retained earnings were free from such dividend restrictions as of those dates.

Spire Missouri has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022. Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021. As of September 30, 2019, $400.0 remained available under this authorization, subsequently reduced by Spire Missouri’s issuance of $275.0 of first mortgage bonds on November 12, 2019.

At September 30, 2019 and 2018, Spire Missouri had authorized 1,480,000 shares of preferred stock, but none were issued and outstanding.

Spire Alabama

At September 30, 2019 and 2018, Spire Alabama had authorized 120,000 shares of preferred stock, but none were issued and outstanding.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), net of income taxes, recognized in the balance sheets at September 30 were as follows:

	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Net Unrealized Losses on Available-for- Sale Debt Securities	Total
Spire
Balance at September 30, 2017	$4.9	$(1.5)	$(0.2)	$3.2
Other comprehensive income	2.0	0.3	0.2	2.5
Reclassification of certain income tax effects	1.0	(0.3)	—	0.7
Balance at September 30, 2018	7.9	(1.5)	—	6.4
Other comprehensive (loss) income	(36.9)	(0.9)	0.1	(37.7)
Balance at September 30, 2019	$(29.0)	$(2.4)	$0.1	$(31.3)

Spire Missouri
Balance at September 30, 2017	$0.1	$(1.6)	$(0.2)	$(1.7)
Other comprehensive (loss) income	(0.1)	0.3	0.2	0.4
Reclassification of certain income tax effects	—	(0.3)	—	(0.3)
Balance at September 30, 2018	—	(1.6)	—	(1.6)
Other comprehensive loss	—	(0.8)	—	(0.8)
Balance at September 30, 2019	$—	$(2.4)	$—	$(2.4)

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

6. LONG-TERM DEBT

The composition of long-term debt as of September 30 is shown in the following tables.

	2019	2018
Spire
2.55% Senior Notes, due August 15, 2019	$—	$125.0
2.52% Senior Notes, due September 1, 2021	35.0	35.0
3.31% Notes Payable, due December 15, 2022	25.0	25.0
3.54% Senior Notes, due February 27, 2024	150.0	150.0
3.13% Senior Notes, due September 1, 2026	130.0	130.0
3.93% Senior Notes, due March 15, 2027	100.0	100.0
4.70% Senior Notes, due August 15, 2044	250.0	250.0
Total principal of Spire Missouri long-term debt (see below)	930.0	880.0
Total principal of Spire Alabama long-term debt (see below)	415.0	325.0
Other subsidiaries' long-term debt:
4.14% First Mortgage Bonds, due September 30, 2021	20.0	20.0
5.00% First Mortgage Bonds, due September 30, 2031	42.0	42.0
3.52% First Mortgage Bonds, due September 30, 2049	40.0	—
Non-interest-bearing Note, due December 27, 2022	—	10.0
Total principal of long-term debt	2,137.0	2,092.0
Less: Unamortized discounts and debt issuance costs	(14.4)	(16.4)
Less: Current portion	(40.0)	(175.5)
Long-term debt, excluding current portion	$2,082.6	$1,900.1
Spire Missouri
Floating-rate note due December 1, 2021	$100.0	$—
First Mortgage Bonds:
5.5% Series, due May 1, 2019	—	50.0
3.0% Series, due March 15, 2023	55.0	55.0
3.4% Series, due August 15, 2023	250.0	250.0
3.4% Series, due March 15, 2028	45.0	45.0
7.0% Series, due June 1, 2029	25.0	25.0
7.9% Series, due September 15, 2030	30.0	30.0
3.68% Series, due September 15, 2032	50.0	50.0
6.0% Series, due May 1, 2034	100.0	100.0
6.15% Series, due June 1, 2036	55.0	55.0
4.625% Series, due August 15, 2043	100.0	100.0
4.23% Series, due September 15, 2047	70.0	70.0
4.38% Series, due September 15, 2057	50.0	50.0
Total principal of Spire Missouri long-term debt	930.0	880.0
Less: Unamortized discounts and debt issuance costs	(5.0)	(5.6)
Less: Current portion	—	(50.0)
Spire Missouri long-term debt, excluding current portion	$925.0	$824.4
Spire Alabama
5.20% Notes, due January 15, 2020	$40.0	$40.0
3.86% Notes, due December 22, 2021	50.0	50.0
3.21% Notes, due September 15, 2025	35.0	35.0
5.90% Notes, due January 15, 2037	45.0	45.0
4.31% Notes, due December 1, 2045	80.0	80.0
3.92% Notes, due January 15, 2048	45.0	45.0
4.64% Notes, due January 15, 2049	90.0	—
4.02% Notes, due January 15, 2058	30.0	30.0
Total principal of Spire Alabama long-term debt	415.0	325.0
Less: Unamortized discounts and debt issuance costs	(2.8)	(2.4)
Less: Current portion	(40.0)	—
Spire Alabama long-term debt, excluding current portion	$372.2	$322.6

Maturities of long-term debt for Spire on a consolidated basis, Spire Missouri and Spire Alabama for the five fiscal years after September 30, 2019 are as follows:

	2020	2021	2022	2023	2024
Spire	$40.0	$55.0	$150.0	$330.0	$150.0
Spire Missouri	—	—	100.0	305.0	—
Spire Alabama	40.0	—	50.0	—	—

Spire’s, Spire Missouri’s and Spire Alabama’s long-term debt agreements contain customary covenants and default provisions. As of September 30, 2019, there were no events of default under these covenants.

Spire

At September 30, 2019, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,137.0, of which $930.0 was issued by Spire Missouri, $415.0 was issued by Spire Alabama and $102.0 was issued by other subsidiaries. Except for a $100.0 Spire Missouri floating-rate note, all long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemption of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

Interest expense shown on Spire’s consolidated statement of income is net of capitalized interest totaling $6.8, $2.6 and $0.8 for the years ended September 30, 2019, 2018 and 2017, respectively.

As indicated in Note 5, Shareholders’ Equity, Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities.

Spire Missouri

At September 30, 2019, including the current portion but excluding unamortized discounts and debt issuance costs, Spire Missouri had long-term debt totaling $930.0. Except for a $100.0 floating-rate note, all long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change.

Interest expense shown on Spire Missouri’s statement of comprehensive income is net of capitalized interest totaling $1.9, $0.9 and $0.5 for the years ended September 30, 2019, 2018 and 2017, respectively.

As indicated in Note 5, Shareholders’ Equity, Spire Missouri has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt and preferred stock, which expires on May 14, 2022. Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021. As of September 30, 2019, $400.0 remained available under this authorization. On November 12, 2019, Spire Missouri issued $275.0 of 2.84% first mortgage bonds due November 15, 2029, a portion of which was immediately used to repay the $100.0 floating-rate note.

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock, which are described in Note 5, Shareholders’ Equity.

Spire Alabama

At September 30, 2019, including the current portion but excluding unamortized debt issuance costs, Spire Alabama had fixed-rate long-term debt totaling $415.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change.

Because Spire Alabama has no standing authority to issue long-term debt, it must petition the APSC for each planned issuance. On July 9, 2019, the APSC approved $100.0 of additional long-term financing.

7. NOTES PAYABLE AND CREDIT AGREEMENTS

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring October 31, 2023. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment, with commitment fees applied for each borrower relative to its credit rating. Spire may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on September 30, 2019, total debt was 53% of total capitalization for the consolidated Company, 50% for Spire Missouri and 40% for Spire Alabama. There were no borrowings against this credit facility as of September 30, 2019 and 2018.

Spire has a commercial paper program (“CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding under the CP Program at any time not to exceed $975.0. The notes may have maturities of up to 365 days from date of issue.

Information about Spire’s consolidated short-term borrowings and about Spire Missouri’s and Spire Alabama’s borrowings from Spire is presented in the following table. As of September 30, 2019, $529.9 of Spire’s short-term borrowings were used to support lending to the Utilities.

Spire Commercial Paper Borrowings	Spire Missouri Borrowings from Spire	Spire Alabama Borrowings from Spire
Year Ended September 30, 2019
Weighted average borrowings outstanding	$574.5	$296.2	$100.5
Weighted average interest rate	2.7%	2.7%	2.7%
Range of borrowings outstanding	$363.0	-	$777.6	$178.4	-	$404.9	$43.8	-	$169.2
As of September 30, 2019
Borrowings outstanding	$743.2	$386.4	$128.7
Weighted average interest rate	2.3%	2.3%	2.3%
As of September 30, 2018
Borrowings outstanding	$553.6	$345.3	$142.5
Weighted average interest rate	2.4%	2.3%	2.3%

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis were as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of September 30, 2019
Cash and cash equivalents	$5.8	$5.8	$5.8	$—
Notes payable	743.2	743.2	—	743.2
Long-term debt, including current portion	2,122.6	2,373.4	—	2,373.4
As of September 30, 2018
Cash and cash equivalents	$4.4	$4.4	$4.4	$—
Notes payable	553.6	553.6	—	553.6
Long-term debt, including current portion	2,075.6	2,074.0	—	2,074.0
Spire Missouri
As of September 30, 2019
Cash and cash equivalents	$2.6	$2.6	$2.6	$—
Notes payable - associated companies	386.4	386.4	—	386.4
Long-term debt	925.0	1,065.2	—	1,065.2
As of September 30, 2018
Cash and cash equivalents	$2.0	$2.0	$2.0	$—
Notes payable - associated companies	345.3	345.3	—	345.3
Long-term debt, including current portion	874.4	906.6	—	906.6
Spire Alabama
As of September 30, 2019
Notes payable - associated companies	$128.7	$128.7	$—	$128.7
Long-term debt, including current portion	412.2	474.8	—	474.8
As of September 30, 2018
Notes payable - associated companies	$142.5	$142.5	$—	$142.5
Long-term debt	322.6	321.7	—	321.7

9. FAIR VALUE MEASUREMENTS

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

Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no material Level 3 balances as of September 30, 2019 or 2018. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

The mutual funds are included in “Other investments” on the Company’s balance sheets and in “Other Property and Investments” on Spire Missouri’s balance sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net on the balance sheets when a legally enforceable netting agreement exist between the Company, Spire Missouri or Spire Alabama and the counterparty to the derivative contract. For additional information on derivative instruments, see Note 10, Derivative Instruments and Hedging Activities.

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2019
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.5	$—	$—	$—	$20.5
Gas Marketing:					—
NYMEX/ICE natural gas contracts	0.9	6.5	—	(6.9)	0.5
Natural gas commodity contracts	—	16.8	—	(2.5)	14.3
Other:					—
U.S. stock/bond mutual funds	15.5	—	—	—	15.5
Total	$36.9	$23.3	$—	$(9.4)	$50.8
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$12.3	$—	$—	$(12.3)	$—
Gas Marketing:					—
NYMEX/ICE natural gas contracts	0.4	8.5	—	(8.9)	—
Natural gas commodity contracts	—	13.8	0.1	(2.50)	11.4
Other:
Interest rate swaps	-	43.4	—	—	43.4
Total	$12.7	$65.7	$0.1	$(23.7)	$54.8

As of September 30, 2018
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.3	$—	$—	$—	$20.3
NYMEX/ICE natural gas contracts	2.7	—	—	(2.7)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	4.0	—	(4.2)	—
Natural gas commodity contracts	—	17.5	—	(1.5)	16.0
Other:
U.S. stock/bond mutual funds	8.9	—	—	—	8.9
Interest rate swaps	—	3.0	—	—	3.0
Total	$32.1	$24.5	$—	$(8.4)	$48.2
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.9	10.5	—	(11.4)	—
Natural gas commodity contracts	—	7.5	0.2	(1.5)	6.2
Total	$2.8	$18.0	$0.2	$(14.8)	$6.2

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2019
ASSETS
U.S. stock/bond mutual funds	$20.5	$—	$—	$—	$20.5

LIABILITIES
NYMEX/ICE natural gas contracts	$12.3	$—	$—	$(12.3)	$—

As of September 30, 2018
ASSETS
U.S. stock/bond mutual funds	$20.3	$—	$—	$—	$20.3
NYMEX/ICE natural gas contracts	2.7	—	—	(2.7)	—
Total	$23.0	$—	$—	$(2.7)	$20.3
LIABILITIES
NYMEX/ICE natural gas contracts	$1.9	$—	$—	$(1.9)	$—

Spire Alabama

Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of September 30, 2019, and September 30, 2018, there were no gasoline derivatives outstanding.

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

In the course of its business, Spire’s gas marketing subsidiary, Spire Marketing (including a wholly owned subsidiary), enters into commitments associated with the purchase or sale of natural gas. Certain of Spire Marketing’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of Spire Marketing’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2019, the fair values of 323.4 million MMBtu of non-exchange-traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 245.2 million MMBtu will settle during fiscal 2020, and 68.5 million MMBtu, 8.7 million MMBtu, 0.9 million MMBtu, and 0.1 million MMBtu will settle during fiscal years 2021, 2022, 2023, and 2024, respectively. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period.

Furthermore, Spire Marketing manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures, swap, and option contracts to lock in margins.

At September 30, 2019, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations. Spire Marketing’s NYMEX and ICE natural gas futures, swap and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.

During the second quarter of fiscal 2017, Spire entered into an interest rate swap with a fixed interest rate of 2.658% and a notional amount of $60.0 to protect itself against adverse movements in interest rates on future interest rate payments. In September 2019 this hedge was settled, resulting in a loss of $6.1 which will be amortized over the hedged periods. In August 2018, Spire entered into a three-year interest rate swap with a fixed interest rate of 2.7675% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $2.9 mark-to-market loss on this swap as part of other comprehensive income for the year ended September 30, 2019. During the first quarter of fiscal 2019, the Company entered into a three-year interest rate swap with a fixed interest rate of 3.250% and a notional amount of $100.0 to protect itself against adverse movements in future interest rates on future interest rate payments. The Company recorded a $34.4 mark-to-market loss on this swap as part of other comprehensive income for the year ended September 30, 2019.

The Company’s and Spire Missouri’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX and ICE natural gas futures and swap positions at September 30, 2019 were as follows:

	Gas Utility		Gas Marketing
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
NYMEX/ICE open short futures positions/swap positions
Fiscal 2020	—	$—	10.04	$2.77
Fiscal 2021	—	—	1.76	2.71
NYMEX/ICE open long futures/swap positions
Fiscal 2020	66.36	2.66	11.00	2.63
Fiscal 2021	2.68	2.68	4.91	2.64
Fiscal 2022	—	—	1.13	2.73
Fiscal 2023	—	—	0.22	2.69
ICE open short daily swap positions
Fiscal 2020	—	—	1.12	2.00
ICE open long daily swap positions
Fiscal 2020	—	—	0.27	2.38
ICE open short basis swap positions
Fiscal 2020	—	—	53.06	0.13
Fiscal 2021	—	—	5.35	0.25
Fiscal 2022	—	—	0.31	0.25
ICE open long basis swap positions
Fiscal 2020	—	—	28.95	0.45
Fiscal 2021	—	—	1.32	0.49
Fiscal 2022	—	—	0.92	0.52
Fiscal 2023	—	—	0.16	0.52
ICE puts short positions
Fiscal 2020	—	—	4.80	0.14
ICE calls long positions
Fiscal 2020	—	—	2.10	0.10

At September 30, 2019, neither Spire Missouri nor Spire Marketing had any further price mitigation in place.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets of the Company at fair value, and the change in fair value of the effective portion of these hedge instruments is recorded, net of income tax, in other comprehensive income or loss (OCI). Accumulated other comprehensive income or loss (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2019, it is expected that an immaterial amount of unrealized gains will be reclassified into the Consolidated Statements of Income of the Company during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Consolidated Statements of Cash Flows.

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2019	2018	2017
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Gas Utility gasoline and heating oil contracts		$—	$—	$0.1
Interest rate swaps		(46.4)	3.9	11.4
Total		$(46.4)	$3.9	$11.5
Effective portion of gain (loss) reclassified from AOCI to income:
Natural gas contracts	Gas Marketing Operating Revenues	$—	$—	$(0.4)
	Gas Marketing Operating Expenses	—	—	0.1
Subtotal		—	—	(0.3)
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	—	0.1	0.2
Interest rate swaps	Interest Expense	1.3	1.4	0.1
Total		$1.3	$1.5	$—
Ineffective portion of gain (loss) on derivatives recognized in income:
Interest rate swaps	Interest Expense	—	—	0.5
Total		$—	$—	$0.5

Derivatives Not Designated as Hedging Instruments*
Gain (loss) recognized in income on derivatives:
Natural gas commodity contracts	Gas Marketing Operating Revenues	$2.5	$10.2	$0.7
	Gas Marketing Operating Expenses	(8.4)	(8.1)	—
NYMEX / ICE natural gas contracts	Gas Marketing Operating Revenues	—	—	(4.4)
Total		$(5.9)	$2.1	$(3.7)

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2019	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Other: Interest rate swaps	Derivative Instrument Liability	$—	Derivative Instrument Liability	$43.4
Subtotal		—		43.4

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Accounts Receivable – Other	—	Accounts Receivable – Other	12.3
Gas Marketing:
NYMEX / ICE natural gas contracts	Derivative Instrument Assets	7.0	Derivative Instrument Assets	7.3
	Deferred Charges – Other	0.5	Deferred Charges – Other	1.6
Natural gas commodity	Derivative Instrument Assets	10.4	Derivative Instrument Assets	0.9
	Deferred Charges – Other	4.8	Deferred Charges – Other	—
	Current Liabilities – Other	1.4	Current Liabilities – Other	11.5
	Deferred Credits – Other	0.1	Deferred Credits – Other	1.5
Subtotal		24.2		35.1
Total derivatives		$24.2		$78.5

September 30, 2018
Derivatives designated as hedging instruments
Other: Interest rate swaps	Derivative Instrument Assets	$3.0	Derivative Instrument Assets	$—
Subtotal		3.0		—

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Accounts Receivable – Other	2.7	Accounts Receivable – Other	1.9
Gas Marketing:
NYMEX / ICE natural gas contracts	Derivative Instrument Assets	3.8	Derivative Instrument Assets	10.7
	Deferred Charges – Other	0.4	Deferred Charges – Other	0.7
Natural gas commodity	Derivative Instrument Assets	10.9	Derivative Instrument Assets	1.0
	Deferred Charges – Other	6.3	Deferred Charges – Other	0.2
	Current Liabilities – Other	0.3	Current Liabilities – Other	6.3
	Deferred Credits – Other	—	Deferred Credits – Other	0.2
Subtotal		24.4		21.0
Total derivatives		$27.4		$21.0

*

The fair values of Derivative Assets and Derivative Liabilities exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the balance sheets. As such, the gross balances presented in the table above are not indicative of the Company’s net economic exposure. Refer to Note 9, Fair Value Measurements, for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

	2019	2018
Fair value of derivative assets presented above	$24.2	$27.4
Fair value of cash margin receivable offset with derivatives	14.3	6.4
Netting of assets and liabilities with the same counterparty	(23.7)	(14.8)
Total	$14.8	$19.0
Derivative Instrument Assets, per Consolidated Balance Sheets:
Current Assets – Other	$4.2	$13.3
Deferred Charges and Other Assets – Other	10.6	5.7
Total	$14.8	$19.0

Fair value of derivative liabilities presented above	$78.5	$21.0
Netting of assets and liabilities with the same counterparty	(23.7)	(14.8)
Total	$54.8	$6.2
Derivative Instrument Liabilities, per Consolidated Balance Sheets:
Current Liabilities – Other	$50.0	$6.0
Deferred Credits and Other Liabilities – Other	4.8	0.2
Total	$54.8	$6.2

Additionally, at September 30, 2019 and 2018, the Company had $8.1 and $4.1, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.

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

From time to time, Spire Missouri purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. These contracts are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, Derivatives and Hedging. The gains or losses on these derivative instruments are not subject to Spire Missouri’s PGA clause. At September 30, 2019, Spire Missouri had no gasoline futures contracts outstanding.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of income tax, in OCI. AOCI is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2019, it is expected that an immaterial amount of pre-tax gains will be reclassified into the statements of income during fiscal 2020. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the statements of cash flows.

Spire Missouri’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at September 30, 2019 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
NYMEX/ICE open long futures/swap positions
Fiscal 2020	66.36	$2.66
Fiscal 2021	2.68	2.68

At September 30, 2019, Spire Missouri had no other price mitigation derivatives in place.

Effect of Derivative Instruments on the Statements of Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2019	2018	2017
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Gasoline and heating oil contracts		$—	$—	$0.1
Effective portion of gain (loss) reclassified from AOCI to income:
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	$—	$0.1	$0.2

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

Fair Value of Derivative Instruments in the Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2019	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas contracts	Accounts Receivable – Other	$—	Accounts Receivable – Other	$12.3

September 30, 2018
Derivatives not designated as hedging instruments
Natural gas contracts	Accounts Receivable – Other	$2.7	Accounts Receivable – Other	$1.9

*

The fair values of Derivative Assets and Derivative Liabilities exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Balance Sheets. As such, the gross balances presented in the table above are not indicative of Spire Missouri’s net economic exposure. Refer to Note 9, Fair Value Measurements, for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in Spire Missouri’s Balance Sheets:

	2019	2018
Fair value of derivative assets presented above	$—	$2.7
Fair value of cash margin (payable) receivable offset with derivatives	12.3	(0.8)
Netting of assets and liabilities with the same counterparty	(12.3)	(1.9)
Total	$—	$—

Fair value of derivative liabilities presented above	$12.3	$1.9
Netting of assets and liabilities with the same counterparty	(12.3)	(1.9)
Total	$—	$—

Additionally, at September 30, 2019 and 2018, Spire Missouri had $7.8 and $3.8, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.

Spire Alabama

During the fiscal second quarter of 2016, Spire Alabama commenced a gasoline derivative program to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. Most of these contracts are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, Derivatives and Hedging. The gains or losses on these derivative instruments are not subject to Spire Alabama’s GSA rider. There were no contracts outstanding as of September 30, 2019 and 2018.

11. CONCENTRATIONS OF CREDIT RISK

Spire’s Gas Utility segment serves 1.7 million customers in three states across multiple rate classes resulting in a significant amount of revenue diversity. Credit risk is mitigated by the high percentage of residential customers as well as the geographic diversity of the Utilities, though customers for each Utility are concentrated in a single state.

A significant portion of Spire Marketing’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guaranties. In addition, Spire Marketing may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry with whom it conducts both sales and purchases of natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in its accounts receivable attributable to energy producers and their marketing affiliates totaled $11.7 at September 30, 2019 ($4.7 reflecting netting arrangements). Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $85.0 at September 30, 2019 ($75.5 reflecting netting arrangements).

Spire Marketing also has concentrations of credit risk with pipeline companies associated with its natural gas receivable and with certain individually significant counterparties. At September 30, 2019, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $37.7 ($35.5 reflecting netting arrangements). Four of these five counterparties are investment-grade rated integrated utilities. The fifth is not rated, but each of its owners is investment-grade.

12. INCOME TAXES

The Company, Spire Missouri, and Spire Alabama are subject to federal income tax as well as income tax in various state and local jurisdictions. Spire files a consolidated federal income tax return and various state income tax returns and allocates income taxes to Spire Missouri, Spire Alabama and its other subsidiaries as if each entity were a separate taxpayer.

The provision (benefit) for income taxes during the fiscal years ended September 30, 2019, 2018, and 2017 was as follows:

	Spire			Spire Missouri			Spire Alabama
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Federal:
Current	$0.6	$—	$0.1	$—	$—	$—	$—	$—	$—
Deferred	27.4	(22.7)	67.7	11.5	(26.1)	42.0	16.3	81.5	31.6
Investment tax credits	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	—	—	—
State and local:
Current	2.1	2.2	0.5	—	—	—	—	—	—
Deferred	4.6	(5.8)	9.5	2.0	(6.3)	5.7	4.2	0.1	4.2
Total income tax expense (benefit)	$34.5	$(26.5)	$77.6	$13.3	$(32.6)	$47.5	$20.5	$81.6	$35.8

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	Spire			Spire Missouri			Spire Alabama
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Federal income tax statutory rate	21.0%	24.5%	35.0%	21.0%	24.5%	35.0%	21.0%	24.5%	35.0%
State and local income taxes, net of federal income tax benefits	3.6	3.4	2.8	2.6	3.4	2.8	4.1	3.8	2.8
Certain expenses capitalized on books and deducted on tax return	(3.8)	(2.3)	(2.3)	(6.5)	(4.6)	(3.5)	—	—	—
Taxes related to prior years	0.2	(0.4)	(0.9)	0.1	(0.7)	(1.4)	—	—	—
Tax law changes	—	(35.9)	—	—	(50.3)	—	—	70.0	—
Amortization of excess deferred taxes	(3.8)	(1.8)	—	(6.6)	(3.6)	—	—	—	—
Other items – net *	(1.4)	(1.6)	(2.2)	(0.3)	(2.5)	(3.3)	0.2	0.1	0.3
Effective income tax rate	15.8%	(14.1)%	32.4%	10.3%	(33.8)%	29.6%	25.3%	98.4%	38.1%
*	Other consists primarily of property adjustments.

The significant items comprising the net deferred tax liability or asset as of September 30 were as follows:

	Spire		Spire Missouri		Spire Alabama
	2019	2018	2019	2018	2019	2018
Deferred tax assets:
Reserves not currently deductible	$31.4	$25.9	$21.2	$20.0	$6.2	$5.3
Pension and other postretirement benefits	102.7	75.6	78.7	71.9	—	—
Goodwill	—	—	—	—	116.8	129.6
Operating losses	162.2	162.7	51.1	65.2	94.2	86.0
Regulatory amount due to customers, net	46.5	41.8	42.7	38.0	—	—
Other	20.0	8.2	1.2	0.5	—	—
Deferred tax assets	362.8	314.2	194.9	195.6	217.2	220.9
Less: Valuation allowance	(1.8)	(1.4)	(1.8)	(1.4)	—	—
Total deferred tax assets	361.0	312.8	193.1	194.2	217.2	220.9
Deferred tax liabilities:
Relating to property	(562.9)	(518.3)	(395.1)	(372.6)	(129.3)	(111.9)
Regulatory pension and other postretirement benefits	(135.9)	(117.1)	(111.7)	(113.4)	(2.0)	(1.8)
Other**	(113.6)	(113.2)	(50.9)	(69.2)	(4.6)	(5.4)
Total deferred tax liabilities	(812.4)	(748.6)	(557.7)	(555.2)	(135.9)	(119.1)
Net deferred tax (liability) asset	$(451.4)	$(435.8)	$(364.6)	$(361.0)	$81.3	$101.8
**	For Spire, Other consists primarily of goodwill-related liabilities.

The Tax Cuts and Jobs Act (TCJA) was signed into law on December 22, 2017, with an effective date of January 1, 2018, for substantially all of the provisions. This comprehensive act includes significant reform of the current income tax code including changes in the calculation for business entities and a reduction in the corporate federal income tax rate from 35% to 21%. The specific provisions related to regulated public utilities in the TCJA generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017 and the continuation of certain rate normalization requirements for accelerated depreciation benefits. The Department of the Treasury (“Treasury”) has issued proposed regulations associated with the deductibility of interest expense, but further clarification of certain provisions is expected. Treasury has also issued proposed regulations on bonus depreciation which allow full expensing for certain property acquired in tax years beginning prior to January 1, 2018.

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

As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC Topic 980, Regulated Operations. Reductions in deferred income tax balances due to the reduction in the corporate income tax rate resulted in amounts previously collected from utility customers for these deferred taxes becoming refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. In fiscal 2018, the MoPSC Amended Report and Order took effect and the estimated excess accumulated deferred income tax began to be returned to Spire Missouri customers in rates. The amount being returned is estimated with a tracker established to defer the difference from the estimated amounts to the actual amounts once the actual amounts have been calculated. Excess accumulated deferred taxes of $8.4 and $3.5 were returned by Spire Missouri during fiscal 2019 and 2018, respectively. The treatment for accumulated deferred income tax balances for Spire Alabama, Spire Gulf and Spire Mississippi is yet to be determined by state regulators.

The Company recorded the TCJA impacts in fiscal 2018, including the impact of the federal income tax rate reduction and the revaluation of the deferred tax assets and liabilities. The total adjustments recorded, before reduction for amounts returned to customers, for the year ended September 30, 2018, were as follows:

	Spire	Spire Missouri	Spire Alabama
Adjustment to deferred tax liabilities	$(318.3)	$(285.3)	$(61.0)
Adjustment to deferred income tax expense	(75.0)	(57.0)	58.8
Adjustment to regulatory assets	(75.9)	(78.1)	2.2
Adjustment to regulatory liabilities	167.4	150.2	—

In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carryback years, and tax planning strategies to assess the need for a valuation allowance. Based upon this evidence, management believes it is more likely than not the Company, Spire Missouri and Spire Alabama will realize the benefits of these deferred tax assets, except for the contribution carryforward valuation allowances noted below.

The Company had federal and state loss carryforwards of approximately $661.6 at September 30, 2019. The loss carryforwards begin to expire in fiscal 2030 for certain state purposes and fiscal 2035 for federal and other states purposes. The Company also had contribution carryforwards of approximately $14.0 at September 30, 2019, which begin to expire this year. The Company had a valuation allowance of $1.8, as a portion of the contribution carryforward will not be realized prior to its expiration. The Company also had various tax credit carryforwards of approximately $2.7 that begin to expire in 2020, as well as a capital loss carryforward of $0.1 that expires in 2022.

Spire Missouri had federal and state loss carryforwards of approximately $226.0 at September 30, 2019 on a separate company basis, which begin to expire in fiscal 2035. For federal tax purposes, these loss carryforwards may be utilized against income from another member of the consolidated group. Spire Missouri also had contribution carryforwards of approximately $11.1 at September 30, 2019 that begin to expire this year. Spire Missouri had a valuation allowance of $1.8, as a portion of the contribution carryforward will not be realized prior to its expiration. Spire Missouri also had approximately $2.0 of various tax credit carryforwards that begin to expire in 2020.

On a separate company basis, Spire Alabama had federal and state loss carryforwards of approximately $375.2 at September 30, 2019. The loss carryforwards begin to expire in fiscal 2030 for state purposes and fiscal 2035 for federal purposes. For federal tax purposes, these loss carryforwards may be utilized against income from another member of the consolidated group.

The Company, Spire Missouri and Spire Alabama recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Unrecognized tax benefits are reported as a reduction of a deferred tax asset for an operating loss carryforward to the extent the recognition of the benefit would impact the operating loss carryforward, pursuant to ASU 2013-11. In addition, pursuant to the TCJA, the deferred tax asset for a net operating loss carryforward was revalued in fiscal 2018 based on the federal tax law change. The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits:

	Spire			Spire Missouri
	2019	2018	2017	2019	2018	2017
Unrecognized tax benefits, beginning of year	$8.1	$11.0	$10.0	$7.8	$10.7	$9.7
Decrease related to tax law changes	—	(4.0)	—	—	(4.0)	—
Increases related to tax positions taken in current year	4.5	1.2	2.4	4.5	1.1	2.4
Reductions related to tax positions taken in prior year	(1.9)	—	—	(1.9)	—	—
Reductions due to lapse of applicable statute of limitations	—	(0.1)	(1.4)	—	—	(1.4)
Unrecognized tax benefits, end of year	$10.7	$8.1	$11.0	$10.4	$7.8	$10.7

As of September 30, 2019 and 2018, the amounts of unrecognized tax benefits which, if recognized, would affect the effective tax rate were $2.5 and $3.9, respectively, for the Company and $2.2 and $3.6, respectively, for Spire Missouri. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the unrecognized tax benefits. The Company and Spire Missouri do not expect that any such change will be significant to the balance sheets. Spire Alabama reported no unrecognized tax benefits for fiscal years 2019, 2018, and 2017.

The Company, Spire Missouri, and Spire Alabama record potential interest and penalties related to uncertain tax positions as interest expense and other income deductions, respectively. As of September 30, 2019 and 2018, interest accrued associated with uncertain tax positions was de minimis, and no penalties were accrued.

The Company, Spire Missouri, and Spire Alabama are no longer subject to examination for fiscal years prior to 2016, except to the extent the net operating losses from prior years are reviewed.

13. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The net periodic pension costs include the following components:

	Spire			Spire Missouri			Spire Alabama
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost – benefits earned during the period	$19.3	$20.2	$20.5	$12.4	$12.7	$12.7	$6.2	$6.4	$6.2
Interest cost on projected benefit obligation	28.2	27.4	27.9	19.8	19.5	19.5	6.0	5.5	6.1
Expected return on plan assets	(36.3)	(37.0)	(38.5)	(25.5)	(27.2)	(28.1)	(7.3)	(6.5)	(7.2)
Amortization of prior service (credit) cost	(1.1)	(0.9)	1.0	0.9	0.9	1.0	(1.8)	(1.8)	—
Amortization of actuarial loss	9.3	10.9	12.5	8.7	9.4	10.7	0.8	1.5	1.8
Loss on lump-sum settlements and curtailments	—	18.6	17.9	—	16.1	13.5	—	2.4	4.6
Special termination benefits	—	—	0.9	—	—	—	—	—	—
Subtotal	19.4	39.2	42.2	16.3	31.4	29.3	3.9	7.5	11.5
Regulatory adjustment	39.6	37.4	(2.4)	31.8	32.1	(4.1)	6.9	4.5	1.8
Net pension cost	$59.0	$76.6	$39.8	$48.1	$63.5	$25.2	$10.8	$12.0	$13.3

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income or loss include the following:

	Spire			Spire Missouri			Spire Alabama
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Current year actuarial loss (gain)	$90.9	$(1.4)	$14.1	$59.0	$2.2	$14.8	$26.3	$(0.6)	$3.3
Amortization of actuarial loss	(9.3)	(10.9)	(12.5)	(8.7)	(9.4)	(10.7)	(0.8)	(1.5)	(1.8)
Acceleration of loss recognized due to settlement	—	(18.5)	(18.2)	—	(16.1)	(13.5)	—	(2.4)	(4.5)
Current year service credit	(10.2)	(0.1)	—	(3.7)	—	—	(6.5)	—	—
Current year prior year service cost	—	—	(20.7)	—	—	—	—	—	(20.7)
Transfer due to merger	—	0.1	—	—	0.1	—	—	—	—
Amortization of prior service credit (cost)	1.1	(2.9)	(1.0)	(0.9)	(0.9)	(1.0)	1.8	—	—
Amortization of transition asset	—	1.8	—	—	—	—	—	1.8	—
Subtotal	72.5	(31.9)	(38.3)	45.7	(24.1)	(10.4)	20.8	(2.7)	(23.7)
Regulatory adjustment	(71.7)	31.6	38.0	(44.9)	23.8	10.1	(20.8)	2.7	23.7
Total recognized in OCI	$0.8	$(0.3)	$(0.3)	$0.8	$(0.3)	$(0.3)	$—	$—	$—

Spire pension obligations are driven by separate plan and regulatory provisions governing Spire Missouri, Spire Alabama and Spire EnergySouth pension plans.

Pursuant to the provisions of the Missouri Utilities’ and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses No Spire plans met the criteria for settlement recognition for the fiscal year ended September 30, 2019. In the fiscal year ended September 30, 2018 two Spire Alabama plans and one Spire Missouri plan met the criteria for settlement recognition, requiring re-measurement of the obligation under those plans using updated census data and assumptions for discount rate and mortality. For the remeasurements, the discount rates for the Missouri plans were updated to 4.20% and 4.15% at June 30, 2018 (from 3.70% and 3.75% at September 30, 2017), and the discount rate for the Alabama plan was updated to 4.20% (from 3.65%). Lump-sum payments recognized as settlements during fiscal years 2018 and 2017 were $82.8 ($65.5 attributable to Spire Missouri and $17.3 to Spire Alabama) and $62.2 ($43.5 attributable to Spire Missouri and $18.7 to Spire Alabama), respectively.

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

Up to April 18, 2018, the recovery in rates for Spire Missouri East’s qualified pension plan was based on an annual allowance of $15.5 effective January 1, 2011. The recovery in rates for Spire Missouri West’s qualified pension plan was based on an annual allowance of approximately $9.9 effective February 20, 2010. Effective April 19, 2018, the pension cost for Spire Missouri West included in customer rates was reduced from $9.9 to $5.5 per year, the pension cost included in the Spire Missouri East customer rates was increased from $15.5 to $29.0 per year. Over an amortization period of eight years, Spire Missouri East rates also include the amortization of $173.0 of assets for pension and other postretirement benefits, and Spire Missouri West rates will be reduced by the amortization of a $26.2 net liability for pension and other postretirement benefits. These changes are discussed further in Note 15, Regulatory Matters.

The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.

The following table shows the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2019	2018	2019	2018	2019	2018
Benefit obligation, beginning of year	$664.6	$748.8	$473.3	$539.6	$136.3	$148.2
Service cost	19.3	20.2	12.4	12.7	6.2	6.4
Interest cost	28.2	27.4	19.8	19.5	6.0	5.5
Actuarial loss (gain)	104.8	(34.9)	76.0	(26.0)	23.7	(3.8)
Plan amendments	(10.2)	(2.0)	(3.7)	—	(6.5)	—
Plan mergers	—	—	—	(0.3)	—	—
Settlement loss	—	7.6	—	7.6	—	—
Settlement benefits paid	—	(82.8)	—	(65.5)	—	(17.3)
Regular benefits paid	(55.3)	(19.7)	(39.4)	(14.3)	(13.2)	(2.7)
Benefit obligation, end of year	$751.4	$664.6	$538.4	$473.3	$152.5	$136.3
Accumulated benefit obligation, end of year	$712.9	$636.0	$500.2	$446.5	$152.3	$134.5

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2019	2018	2019	2018	2019	2018
Fair value of plan assets, beginning of year	$499.2	$531.6	$349.1	$385.9	$101.3	$97.9
Actual return on plan assets	50.1	11.2	42.4	6.4	4.7	3.3
Employer contributions	27.8	58.9	27.1	36.9	0.5	20.1
Divestitures	—	—	—	(0.3)	—	—
Settlement benefits paid	—	(82.8)	—	(65.5)	—	(17.3)
Regular benefits paid	(55.3)	(19.7)	(39.4)	(14.3)	(13.2)	(2.7)
Fair value of plan assets, end of year	$521.8	$499.2	$379.2	$349.1	$93.3	$101.3
Funded status of plans, end of year	$(229.6)	$(165.4)	$(159.2)	$(124.2)	$(59.2)	$(35.0)

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2019	2018	2019	2018	2019	2018
Current liabilities	$(0.5)	$(0.6)	$(0.5)	$(0.6)	$—	$—
Noncurrent liabilities	(229.1)	(164.8)	(158.7)	(123.6)	(59.2)	(35.0)
Total	$(229.6)	$(165.4)	$(159.2)	$(124.2)	$(59.2)	$(35.0)

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic pension cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2019	2018	2019	2018	2019	2018
Net actuarial loss	$213.7	$132.1	$153.1	$102.8	$61.9	$36.4
Prior service (credit) cost	(23.7)	(14.4)	1.7	6.4	(23.5)	(18.8)
Subtotal	190.0	117.7	154.8	109.2	38.4	17.6
Adjustments for amounts included in regulatory assets	(187.1)	(115.5)	(151.9)	(107.0)	(38.4)	(17.6)
Total	$2.9	$2.2	$2.9	$2.2	$—	$—

At September 30, 2019, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2020:

	Spire	Spire Missouri	Spire Alabama
Amortization of net actuarial loss	$14.7	$11.6	$3.1
Amortization of prior service (credit) cost	(2.5)	0.1	(2.4)
Subtotal	12.2	11.7	0.7
Regulatory adjustment	(12.0)	(11.5)	(0.7)
Total	$0.2	$0.2	$—

The assumptions used to calculate net periodic pension costs for Spire Missouri are as follows:

	2019	2018	2017
Weighted average discount rate - Spire Missouri East plan	4.30%	3.75%	3.50%
Weighted average discount rate - Spire Missouri West plan	4.35%	3.70%	3.50%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	7.50%	7.75%	7.75%

The assumptions used to calculate net periodic pension costs for Spire Alabama are as follows:

	2019	2018	2017
Weighted average discount rate	4.35%	3.65%/3.70%	3.45%/3.50%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%

The discount rate is based on long-term, high quality bond indices at the measurement date. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each class.

The assumptions used to calculate the benefit obligations are as follows:

	2019	2018
Weighted average discount rate - Spire Missouri East plan	3.20%	4.30%
Weighted average discount rate - Spire Missouri West plan	3.15%	4.35%
Weighted average discount rate - Spire Alabama plans	3.20%/3.25%	4.35%
Weighted average rate of future compensation increase	3.00%	3.00%

Following are the year-end projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	Spire		Spire Missouri		Spire Alabama
	2019	2018	2019	2018	2019	2018
Projected benefit obligation	$751.4	$664.6	$538.4	$473.3	$152.5	$136.3
Accumulated benefit obligation	712.9	636.0	500.2	446.5	152.3	134.5
Fair value of plan assets	521.8	499.2	379.2	349.1	93.3	101.3

Following are the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	2019 Target	2019 Actual	2018 Target	2018 Actual
Equity markets	56.5%	57.0%	56.4%	55.3%
Debt securities	43.5%	39.8%	43.6%	42.4%
Cash equivalents	—%	3.2%	—%	2.3%
Total	100.0%	100.0%	100.0%	100.0%

Spire Alabama	2019 Target	2019 Actual	2018 Target	2018 Actual
Equity markets	60.0%	58.5%	60.0%	59.4%
Debt securities	29.0%	29.8%	29.0%	28.6%
Other*	11.0%	11.7%	11.0%	12.0%
Total	100.0%	100.0%	100.0%	100.0%

*	Includes cash and funds invested in real estate, commodities, natural resources and inflation-protected securities.

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

Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter, for Spire, Spire Missouri, and Spire Alabama:

	2020	2021	2022	2023	2024	2025- 2029
Spire	$72.6	$64.3	$58.8	$58.7	$57.5	$268.3
Spire Missouri	56.1	47.8	42.6	42.7	41.3	190.1
Spire Alabama	13.6	13.5	13.2	12.8	13.0	60.6

The funding policy of Spire Missouri and Spire Alabama is to contribute an amount not less than the minimum required by government funding standards nor more than the maximum deductible amount for federal income tax purposes. Spire Missouri’s contributions to the pension plans in fiscal 2020 are anticipated to be $29.0 into the qualified trusts, and $0.6 into the non-qualified plans. Spire Alabama had $0.5 of required contributions to the qualified pension plans during 2019 and made discretionary contributions to the qualified pension plans totaling $20.1 during fiscal 2018. Spire Alabama’s contributions to the pension plans in fiscal 2020 are anticipated to be $13.8 into the qualified trusts.

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

Net periodic postretirement benefit costs consist of the following components:

	Spire			Spire Missouri			Spire Alabama
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost – benefits earned during the period	$7.4	$9.4	$11.0	$6.8	$9.0	$10.4	$0.4	$0.2	$0.3
Interest cost on accumulated postretirement benefit obligation	9.0	8.6	8.6	6.9	6.9	6.8	1.8	1.5	1.6
Expected return on plan assets	(16.2)	(13.9)	(13.6)	(11.1)	(9.6)	(9.0)	(4.8)	(4.1)	(4.4)
Amortization of prior service (credit) cost	(0.1)	(0.1)	—	0.3	0.3	0.2	(0.4)	(0.4)	(0.2)
Amortization of actuarial (gain) loss	(0.5)	0.8	2.5	(0.5)	0.9	2.6	—	(0.1)	(0.1)
Subtotal	(0.4)	4.8	8.5	2.4	7.5	11.0	(3.0)	(2.9)	(2.8)
Regulatory adjustment	10.0	2.2	(3.2)	11.7	3.9	(1.5)	(1.8)	(1.8)	(1.8)
Net postretirement benefit cost	$9.6	$7.0	$5.3	$14.1	$11.4	$9.5	$(4.8)	$(4.7)	$(4.6)

Other changes in plan assets and postretirement benefit obligations recognized in OCI include the following:

	Spire			Spire Missouri			Spire Alabama
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Current year actuarial (gain) loss	$(12.2)	$(45.1)	$(34.1)	$(17.3)	$(47.1)	$(28.5)	$5.5	$1.6	$(4.5)
Amortization of actuarial gain (loss)	0.5	(0.8)	(2.5)	0.5	(0.9)	(2.6)	—	0.1	0.1
Current year prior service credit (cost)	5.5	—	(1.4)	4.9	—	—	0.6	—	(1.4)
Amortization of current year service cost	0.4	—	—	—	—	—	0.4	—	—
Amortization of prior service (cost) credit	(0.3)	0.1	—	(0.3)	(0.3)	(0.2)	—	0.4	0.2
Subtotal	(6.1)	(45.8)	(38.0)	(12.2)	(48.3)	(31.3)	6.5	2.1	(5.6)
Regulatory adjustment	6.1	45.8	38.0	12.2	48.3	31.3	(6.5)	(2.1)	5.6
Total recognized in OCI	$—	$—	$—	$—	$—	$—	$—	$—	$—

Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Up to April 18, 2019, the recovery in rates for Spire Missouri’s postretirement benefit plans is based on an annual allowance of $9.5 effective January 1, 2011. Effective April 19, 2019, the allowance was reduced to $8.6. This change is discussed further in Note 15, Regulatory Matters. The difference between these amounts and postretirement benefit cost based on the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2019	2018	2019	2018	2019	2018
Benefit obligation, beginning of year	$208.1	$238.5	$158.8	$192.5	$43.1	$40.6
Service cost	7.4	9.4	6.8	9.0	0.4	0.2
Interest cost	9.0	8.6	6.9	6.9	1.8	1.5
Actuarial (gain) loss	(18.9)	(37.5)	(19.5)	(41.1)	1.2	3.1
Plan amendments	5.5	—	4.9	—	0.6	—
Retiree drug subsidy program	0.2	0.2	0.2	0.1	—	0.1
Benefits paid	(14.0)	(11.1)	(10.2)	(8.6)	(3.7)	(2.4)
Benefit obligation, end of year	$197.3	$208.1	$147.9	$158.8	$43.4	$43.1

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2019	2018	2019	2018	2019	2018
Fair value of plan assets at beginning of year	$283.5	$265.5	$189.5	$174.9	$89.6	$86.4
Actual return on plan assets	9.7	21.5	9.0	15.6	0.5	5.6
Employer contributions	0.6	7.6	0.6	7.6	—	—
Benefits paid	(14.0)	(11.1)	(10.2)	(8.6)	(3.7)	(2.4)
Fair value of plan assets, end of year	$279.8	$283.5	$188.9	$189.5	$86.4	$89.6
Funded status of plans, end of year	$82.5	$75.4	$41.0	$30.7	$43.0	$46.5

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2019	2018	2019	2018	2019	2018
Noncurrent assets	$118.3	$92.0	$75.3	$45.5	$43.0	$46.5
Current liabilities	(0.5)	(0.5)	(0.5)	(0.5)	—	—
Noncurrent liabilities	(35.3)	(16.1)	(33.8)	(14.3)	—	—
Total	$82.5	$75.4	$41.0	$30.7	$43.0	$46.5

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic postretirement benefit cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2019	2018	2019	2018	2019	2018
Net actuarial gain	$(56.3)	$(44.4)	$(52.6)	$(35.7)	$(2.6)	$(8.0)
Prior service (credit) cost	(1.0)	(6.6)	0.6	(4.0)	(1.6)	(2.6)
Subtotal	(57.3)	(51.0)	(52.0)	(39.7)	(4.2)	(10.6)
Adjustments for amounts included in regulatory assets	57.3	51.0	52.0	39.7	4.2	10.6
Total	$—	$—	$—	$—	$—	$—

At September 30, 2019, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost during fiscal 2020:

	Spire	Spire Missouri	Spire Alabama
Amortization of net actuarial gain	$(2.0)	$(2.0)	$—
Amortization of prior service credit	(0.5)	(0.2)	(0.3)
Subtotal	(2.5)	(2.2)	(0.3)
Regulatory adjustment	2.5	2.2	0.3
Total	$—	$—	$—

The assumptions used to calculate net periodic postretirement benefit costs for Spire Missouri are as follows:

	2019	2018	2017
Weighted average discount rate - Spire Missouri East plans	4.30%	3.60%	3.15%
Weighted average discount rate - Spire Missouri West plans	4.30%	3.60%	3.45%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets - Spire Missouri East plans	6.25%	5.75%/7.75%	5.75%/7.75%
Expected long-term rate of return on plan assets - Spire Missouri West plans	6.25%	5.75%	5.50%

The assumptions used to calculate net periodic postretirement benefit costs for Spire Alabama are as follows:

	2019	2018	2017
Weighted average discount rate	4.30%	3.80%	3.60%
Expected long-term rate of return on plan assets	5.00%/6.25%	3.75%/6.00%	4.00%/6.25%

The discount rate is based on long-term, high quality bond indices at the measurement date. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each class.

The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2019	2018
Weighted average discount rate - Spire Alabama plans	3.15%	4.30%
Weighted average discount rate - Spire Missouri East plans	3.15%	4.30%
Weighted average discount rate - Spire Missouri West plans	3.15%	4.30%
Weighted average rate of future compensation increase - Spire Missouri East plans	3.00%	3.00%

The assumed medical cost trend rates at September 30 are as follows:

	2019	2018
Medical cost trend assumed for next year - Spire Missouri	6.75%	7.00%
Medical cost trend assumed for next year - Spire Alabama	6.75%	7.00%
Rate to which the medical cost trend rate is assumed to decline (the ultimate medical cost trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend	2025	2025

The following table presents the effects of an assumed 1% change in the assumed medical cost trend rate:

	Spire		Spire Missouri		Spire Alabama
	1% Increase	1% Decrease	1% Increase	1% Decrease	1% Increase	1% Decrease
Net periodic postretirement benefit cost	$1.1	$(1.0)	$0.9	$(0.8)	$0.1	$(0.1)
Accumulated postretirement benefit obligation	7.2	(6.5)	4.7	(4.4)	1.8	(1.6)

Following are the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	Target	2019 Actual	2018 Actual
Equity securities	60.0%	58.4%	58.8%
Debt securities	40.0%	38.8%	39.1%
Other (cash and cash equivalents held to make benefit payments)	—%	2.8%	2.1%
Total	100.0%	100.0%	100.0%

Spire Alabama	Target	2019 Actual	2018 Actual
Equity securities	60.0%	60.3%	60.0%
Debt securities	40.0%	39.7%	40.0%
Total	100.0%	100.0%	100.0%

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

Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter for Spire, Spire Missouri, and Spire Alabama:

	2020	2021	2022	2023	2024	2025- 2029
Spire	$13.6	$14.0	$14.5	$14.8	$15.0	$73.0
Spire Missouri	10.6	11.0	11.4	11.7	11.8	57.1
Spire Alabama	2.7	2.7	2.8	2.8	2.8	13.5

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. For Spire Missouri, contributions to the postretirement plans in fiscal 2020 are anticipated to be $2.0 to the qualified trusts and $0.5 paid directly to participants from Spire Missouri funds. It is not anticipated that contributions will be made to the Spire Alabama postretirement plans in fiscal 2020.

Other Plans

Spire Services Inc. sponsors a 401(k) plan that cover substantially all employees of Spire Inc. and its subsidiaries. The plan allows employees to contribute a portion of their base pay in accordance with specific guidelines.  The cost of the defined contribution plan for Spire Inc. totaled $13.8, $12.5, and $11.5 for fiscal years 2019, 2018, and 2017, respectively. Spire Missouri provides a match of such contributions within specific limits. The cost of the defined contribution plan for Spire Missouri amounted to $10.0, $9.0, and $8.4 for fiscal years 2019, 2018, and 2017, respectively. Spire Alabama also provides a match of employee contributions within specific limits. The cost of the defined contribution plan for Spire Alabama amounted to $3.1, $3.0, and $2.7 for fiscal years 2019, 2018, and 2017, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets

Spire

The table below categorizes the fair value measurements of the Spire pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2019
Cash and cash equivalents	$42.5	$—	$—	$42.5
Equity mutual funds - U.S.	40.5	17.0	—	57.5
Equity mutual funds - international	30.1	8.6	—	38.7
Debt securities:
U.S. bond mutual funds	34.8	73.9	—	108.7
U.S. government	52.9	9.5	—	62.4
U.S. corporate	143.7	—	—	143.7
U.S. municipal	4.0	—	—	4.0
International	44.1	7.5	—	51.6
Derivatives and margin receivable	0.2	—	—	0.2
103-12 Direct Filing Entities	—	12.5	—	12.5
Total	$392.8	$129.0	$—	$521.8

As of September 30, 2018
Cash and cash equivalents	$50.6	$—	$—	$50.6
Equity mutual funds - U.S.	42.7	21.2	—	63.9
Equity mutual funds - international	20.7	4.1	—	24.8
Debt securities:
U.S. bond mutual funds	35.8	64.9	—	100.7
U.S. government	31.7	5.6	—	37.3
U.S. corporate	152.1	—	—	152.1
U.S. municipal	3.6	3.0	—	6.6
International	43.9	7.0	—	50.9
Derivatives and margin (payable)	(0.8)	—	—	(0.8)
103-12 Direct Filing Entities	—	13.1	—	13.1
Total	$380.3	$118.9	$—	$499.2

The table below categorizes the fair value measurements of Spire’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2019
Cash and cash equivalents	$5.3	$—	$—	$5.3
U.S. stock/bond mutual funds	187.1	71.8	—	258.9
International fund	1.0	14.6	—	15.6
Total	$193.4	$86.4	$—	$279.8

As of September 30, 2018
Cash and cash equivalents	$3.7	$—	$—	$3.7
U.S. stock/bond mutual funds	190.2	74.5	—	264.7
International fund	—	15.1	—	15.1
Total	$193.9	$89.6	$—	$283.5

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

Spire Missouri

The table below categorizes the fair value measurements of Spire Missouri’s pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2019
Cash and cash equivalents	$41.2	$—	$—	$41.2
Equity mutual funds - U.S.	—	9.1	—	9.1
Equity mutual funds - international	—	3.3	—	3.3
Debt securities:
U.S. bond mutual funds	—	73.9	—	73.9
U.S. government	52.9	6.8	—	59.7
U.S. corporate	143.7	—	—	143.7
U.S. municipal	4.0	—	—	4.0
International	44.1	—	—	44.1
Derivatives and margin (payable)	0.2	—	—	0.2
Total	$286.1	$93.1	$—	$379.2

As of September 30, 2018
Cash and cash equivalents	$35.2	$—	$—	$35.2
Equity mutual funds - U.S.	—	8.4	—	8.4
Equity mutual funds - international	—	4.1	—	4.1
Debt securities:
U.S. bond mutual funds	—	64.9	—	64.9
U.S. government	31.7	3.0	—	34.7
U.S. corporate	152.1	—	—	152.1
U.S. municipal	3.6	3.0	—	6.6
International	43.9	—	—	43.9
Derivatives and margin (payable)	(0.8)	—	—	(0.8)
Total	$265.7	$83.4	$—	$349.1

The table below categorizes the fair value measurements of Spire Missouri’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2019
Cash and cash equivalents	$5.2	$—	$—	$5.2
U.S. stock/bond mutual funds	183.7	—	—	183.7
Total	$188.9	$—	$—	$188.9

As of September 30, 2018
Cash and cash equivalents	$3.5	$—	$—	$3.5
U.S. stock/bond mutual funds	186.0	—	—	186.0
Total	$189.5	$—	$—	$189.5

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

Spire Alabama

The table below categorizes the fair value measurements of Spire Alabama’s pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2019
Cash and cash equivalents	$0.8	$—	$—	$0.8
Equity mutual funds - U.S.	26.5	5.2	—	31.7
Equity mutual funds - international	19.7	3.5	—	23.2
Debt securities:
U.S. bond mutual funds	22.8	—	—	22.8
U.S. government	—	1.7	—	1.7
International	—	4.9	—	4.9
103-12 Direct Filing Entities	—	8.2	—	8.2
Total	$69.8	$23.5	$—	$93.3

As of September 30, 2018
Cash and cash equivalents	$10.4	$—	$—	$10.4
Equity mutual funds - U.S.	28.8	8.6	—	37.4
Equity mutual funds - international	14.0	—	—	14.0
Debt securities:
U.S. bond mutual funds	24.2	—	—	24.2
U.S. government	—	1.8	—	1.8
International	—	4.7	—	4.7
103-12 Direct Filing Entities	—	8.8	—	8.8
Total	$77.4	$23.9	$—	$101.3

The table below categorizes the fair value measurements of Spire Alabama’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2019
U.S. stock/bond mutual funds	$—	$71.8	$—	$71.8
International fund	—	14.6	—	14.6
Total	$—	$86.4	$—	$86.4

As of September 30, 2018
U.S. stock/bond mutual funds	$—	$74.5	$—	$74.5
International fund	—	15.1	—	15.1
Total	$—	$89.6	$—	$89.6

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

14. INFORMATION BY OPERATING SEGMENT

The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. Other components of the Company’s consolidated information include:

•	unallocated corporate items, including certain debt and associated interest costs;
•	Spire STL Pipeline, a subsidiary of Spire which has constructed and, as of November 2019, operates a 65-mile FERC-regulated pipeline to deliver natural gas into eastern Missouri;
•	Spire Storage, a subsidiary of Spire providing physical natural gas storage services; and
•	Spire’s subsidiaries engaged in the operation of a propane pipeline, the compression of natural gas, and risk management, among other activities.

Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Spire Missouri, sales of natural gas from Spire Missouri to Spire Marketing, propane transportation services provided by Spire NGL Inc. to Spire Missouri, and propane storage services provided by Spire Missouri to Spire NGL Inc.

Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. In fiscal 2019, this included impacts from ISRS rulings against Spire Missouri. In fiscal 2018, these items included the revaluation of deferred tax assets and liabilities due to the Tax Cuts and Jobs Act and the write-off of certain long-standing assets as a result of disallowances in our Missouri rate proceedings.

2019	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Revenues from external customers	$1,859.2	$83.7	$9.5	$—	$1,952.4
Intersegment revenues	1.6	—	12.0	(13.6)	—
Total Operating Revenues	1,860.8	83.7	21.5	(13.6)	1,952.4
Operating Expenses
Gas Utility
Natural and propane gas	794.6	—	—	(96.4)	698.2
Other operation and maintenance	441.7	—	—	(9.4)	432.3
Depreciation and amortization	179.4	—	—	—	179.4
Taxes, other than income taxes	151.7	—	—	—	151.7
Total Gas Utility Operating Expenses	1,567.4	—	—	(105.8)	1,461.6
Gas Marketing and Other *	—	60.5	35.8	92.2	188.5
Total Operating Expenses	1,567.4	60.5	35.8	(13.6)	1,650.1
Operating Income (Loss)	$293.4	$23.2	$(14.3)	$—	$302.3
Net Economic Earnings (Loss)	$199.8	$19.4	$(24.1)	$—	$195.1
Capital Expenditures	$565.4	$3.1	$254.8	$—	$823.3

2018	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Revenues from external customers	$1,888.0	$71.6	$5.4	$—	$1,965.0
Intersegment revenues	0.4	—	11.1	(11.5)	—
Total Operating Revenues	1,888.4	71.6	16.5	(11.5)	1,965.0
Operating Expenses
Gas Utility
Natural and propane gas	842.6	—	—	(72.5)	770.1
Other operation and maintenance	449.7	—	—	(8.5)	441.2
Depreciation and amortization	167.0	—	—	—	167.0
Taxes, other than income taxes	152.5	—	—	—	152.5
Total Gas Utility Operating Expenses	1,611.8	—	—	(81.0)	1,530.8
Gas Marketing and Other *	—	37.8	32.8	69.5	140.1
Total Operating Expenses	1,611.8	37.8	32.8	(11.5)	1,670.9
Operating Income (Loss)	$276.6	$33.8	$(16.3)	$—	$294.1
Net Economic Earnings (Loss)	$183.1	$22.9	$(22.3)	$—	$183.7
Capital Expenditures	$457.7	$—	$41.7	$—	$499.4

2017	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Revenues from external customers	$1,660.0	$79.3	$1.4	$—	$1,740.7
Intersegment revenues	7.9	—	6.3	(14.2)	—
Total Operating Revenues	1,667.9	79.3	7.7	(14.2)	1,740.7
Operating Expenses
Gas Utility
Natural and propane gas	645.9	—	—	(75.4)	570.5
Other operation and maintenance	389.9	—	—	(4.1)	385.8
Depreciation and amortization	153.5	—	—	—	153.5
Taxes, other than income taxes	137.8	—	—	—	137.8
Total Gas Utility Operating Expenses	1,327.1	—	—	(79.5)	1,247.6
Gas Marketing and Other *	—	74.1	12.8	65.3	152.2
Total Operating Expenses	1,327.1	74.1	12.8	(14.2)	1,399.8
Operating Income (Loss)	$340.8	$5.2	$(5.1)	$—	$340.9
Net Economic Earnings (Loss)	$181.5	$6.8	$(20.7)	$—	$167.6
Capital Expenditures	$412.6	$—	$25.5	$—	$438.1

*

Operating Expenses for “Gas Marketing and Other” include depreciation and amortization for Gas Marketing ($0.1 for 2019, $0.0 for 2018, and $0.1 for 2017) and for Other ($2.2 for 2019, $1.4 for 2018, and $0.5 for 2017).

Total Assets at End of Year	2019	2018	2017
Gas Utility	$6,094.6	$5,606.7	$5,551.2
Gas Marketing	212.3	295.3	246.2
Other	2,692.7	2,508.0	2,239.5
Eliminations	(1,380.4)	(1,566.4)	(1,490.2)
Total Assets	$7,619.2	$6,843.6	$6,546.7

Reconciliation of Consolidated Net Income to Consolidated Net Economic Earnings	2019	2018	2017
Net Income	$184.6	$214.2	$161.6
Adjustments, pre-tax:
Provision for ISRS rulings	12.2	—	—
Missouri regulatory adjustments	—	30.6	—
Unrealized loss (gain) on energy-related derivatives	1.2	(4.0)	6.0
Realized gain on economic hedges prior to the sale of the physical commodity	—	(0.3)	(0.3)
Acquisition, divestiture and restructuring activities	0.4	13.6	4.0
Income tax effect of adjustments	(3.3)	(10.3)	(3.7)
Effect of the Tax Cuts and Jobs Act	—	(60.1)	—
Net Economic Earnings	$195.1	$183.7	$167.6

15. REGULATORY MATTERS

As discussed below for Spire Missouri and Spire Alabama, the Purchased Gas Adjustment (PGA) clauses and Gas Supply Adjustment (GSA) riders allow the Utilities to pass through to customers the cost of purchased gas supplies. Regulatory assets and regulatory liabilities related to the PGA clauses and the GSA rider are both labeled Unamortized Purchased Gas Adjustments herein.

The following regulatory assets and regulatory liabilities were reflected in the Balance Sheets as of September 30, 2019 and 2018. Unamortized Purchased Gas Adjustments are also included below, which are reported separately in the current assets and liabilities sections of each balance sheet.

	Spire		Spire Missouri		Spire Alabama
September 30	2019	2018	2019	2018	2019	2018
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$30.1	$30.2	$21.9	$21.9	$7.3	$7.3
Unamortized purchased gas adjustments	18.2	8.2	—	1.0	17.7	6.4
Other	30.3	34.4	7.5	7.8	8.9	12.5
Total Current Regulatory Assets	78.6	72.8	29.4	30.7	33.9	26.2
Noncurrent:
Future income taxes due from customers	108.8	96.3	102.9	94.4	—	—
Pension and postretirement benefit costs	416.6	364.9	333.3	292.5	77.2	64.8
Cost of removal	150.9	133.4	—	—	150.9	133.4
Unamortized purchased gas adjustments	9.1	—	9.1	—	—	—
Energy efficiency	35.0	32.8	35.0	32.8	—	—
Other	47.2	42.4	27.2	21.4	3.1	3.3
Total Noncurrent Regulatory Assets	767.6	669.8	507.5	441.1	231.2	201.5
Total Regulatory Assets	$846.2	$742.6	$536.9	$471.8	$265.1	$227.7
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$5.8	$—	$3.6	$—	$2.2	$—
Refundable negative salvage	—	2.2	—	—	—	2.2
Unamortized purchased gas adjustments	26.2	2.9	25.4	1.9	—	—
Other	28.8	30.6	23.3	14.8	1.2	5.4
Total Current Regulatory Liabilities	60.8	35.7	52.3	16.7	3.4	7.6
Noncurrent:
Deferred taxes due to customers	179.8	178.3	162.5	161.1	—	—
Pension and postretirement benefit costs	142.3	27.8	119.1	—	19.1	27.8
Accrued cost of removal	41.6	63.6	15.7	39.8	—	—
Unamortized purchased gas adjustments	—	4.7	—	4.7	—	—
Other	35.3	80.2	29.2	69.3	3.9	3.5
Total Noncurrent Regulatory Liabilities	399.0	354.6	326.5	274.9	23.0	31.3
Total Regulatory Liabilities	$459.8	$390.3	$378.8	$291.6	$26.4	$38.9

A portion of the Company’s regulatory assets are not earning a return and are shown in the schedule below:

	Spire		Spire Missouri
September 30	2019	2018	2019	2018
Pension and postretirement benefit costs	$211.1	$148.4	$211.1	$148.4
Future income taxes due from customers	108.8	96.3	102.9	94.4
Other	14.3	15.1	14.3	15.1
Total Regulatory Assets Not Earning a Return	$334.2	$259.8	$328.3	$257.9

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

The PGA clause also provides for the treatment of income from off-system sales and capacity release revenues. Pre-tax income from off-system sales and capacity release revenues is shared with customers, with an estimated amount assumed in PGA rates. The difference between the actual amount allocated to customers for each fiscal year and the estimated amount assumed in PGA rates is recovered from, or credited to, customers over an annual period commencing in the subsequent November. Before April 19, 2018, the customer share of such income ranged from 70% to 85%. In the latest rate cases (discussed in the following paragraphs), the multiple sharing tiers and percentages were eliminated in favor of a single sharing percentage under which customers receive 75% (and Spire Missouri receives 25%) of the net margins achieved as a result of such off-system sales and capacity releases.

On March 7, 2018, the MoPSC issued its order in two general rate cases (docketed as GR-2017-0215 and GR-2017-0216), approving new tariffs that became effective on April 19, 2018. Certain provisions of the order allow less future recovery of certain deferred or capitalized costs than estimated based upon previous rate proceedings, and management determined that the related regulatory assets should be written down or off in connection with the preparation of the financial statements for the second quarter of 2018. The charges totaled $38.4 for the year ended September 30, 2018 and are included primarily in operation and maintenance expense on the statements of income and in other cash flows from operating activities on the statements of cash flows. The after-tax reduction to net income and earnings per share was $23.6 and $0.49, respectively. On April 25, 2018, Spire Missouri filed an appeal of the MoPSC’s order related to the disallowance of certain pension costs incurred prior to 1997 ($28.8), real estate sold in 2014 ($1.8), and rate case expenses ($0.9) to Missouri’s Southern District Court of Appeals. On March 15, 2019, the appeal was denied by the Southern District, and Spire Missouri requested review by the Missouri Supreme Court, which recently decided to take the case. The charges related to the long-standing pension and real estate assets, totaling $30.6, were excluded in the determination of 2018 net economic earnings, as shown in Note 14, Information by Operating Segment.

On July 15, 2019, Spire Missouri filed Infrastructure System Replacement Surcharge (ISRS) applications which were ultimately approved by the MoPSC for a total of $8.8 of additional annual ISRS revenue related to investments made to replace worn out or deteriorated infrastructure. ISRS rates reflecting these additional revenues became effective November 16, 2019, bringing total authorized future annualized ISRS revenues for Spire Missouri to $29.2. For more information about ISRS proceedings, see Note 18, Subsequent Event.

Spire Alabama

Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider which permits the pass-through to customers of changes in the cost of gas supply. Spire Alabama’s tariff provides a temperature adjustment mechanism, also included in the GSA rider, which is designed to moderate the impact of departures from normal temperatures on Spire Alabama’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather-related conditions that may affect customer usage are not included in the temperature adjustment.

Effective January 1, 2014, Spire Alabama’s allowed range of return on average common equity (ROE) was 10.5% to 10.95% with an adjusting point of 10.8%. Spire Alabama was eligible to receive a performance-based adjustment of 5 basis points to the ROE adjusting point, based on meeting certain customer satisfaction criteria. Under its Rate Stabilization and Equalization (RSE) rate-setting process, the APSC conducts quarterly reviews to determine whether Spire Alabama’s ROE at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected ROE within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. In October 2018, the APSC approved the renewal of RSE through September 30, 2022, with several modifications. Effective October 1, 2018, Spire Alabama’s allowed range of ROE is 10.15% to 10.65% with an adjusting point of 10.4%. Spire Alabama is eligible to receive a performance-based adjustment of +/- 10 basis point to the ROE adjusting point, based upon the terms of the newly approved Accelerated Infrastructure Modernization (AIM) Program tariff. The 5-basis point adjustment for certain customer satisfaction criteria has been removed. Other modifications include an equity limitation as a percent of total capitalization from 56.5% to 55.5% and adjustments to the Cost Control Measure (CCM) as noted below.

The RSE reduction for the September 30, 2017 quarterly point of test was $2.7 to bring the expected ROE at the end of the year to within the allowed range of return, effective December 1, 2017. As part of the annual update for RSE, on November 30, 2017, Spire Alabama filed an increase for rate year 2018 of $8.5, which also became effective December 1, 2017. There was no RSE reduction in 2018 for the January 31, April 30, July 31 or September 30 quarterly points of test. Effective February 1, 2018, Spire Alabama rates were reduced by $12.8 to reflect the impact of tax reform under the TCJA on current income taxes. On November 30, 2018, Spire Alabama filed an increase for rate year 2019 of $8.7, which became effective December 1, 2018. There was no RSE reduction in 2019 for the January 31, April 30, July 31 or September 30 quarterly points of test. On October 24, 2019, Spire Alabama made its annual RSE rate filing with the APSC, presenting the utility’s budget for the fiscal year ending September 30, 2020, including net income and a calculation of allowed ROE. The AIM mechanism provides for a 10 basis-point increase in the allowed ROE each year if a prescribed number of pipeline miles are replaced. Spire Alabama exceeded the threshold for 2019 and accordingly filed for a 10.5% ROE for fiscal 2020.

In November 2019, the APSC approved Spire Alabama’s proposal to establish a mechanism under its GSA rider allowing the utility to create value through off-system sales of excess natural gas supply and capacity and to retain 25% of the value created while giving 75% of the value to customers. Spire Alabama expects the mechanism to be effective with the establishment of new rates on December 1, 2019.

The inflation-based CCM, established by the APSC, allows for annual increases to operation and maintenance (“O&M”) expense. If rate year O&M expense falls within the index range, no adjustment is required. If rate year O&M expense exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent rate year O&M is less than the index range, Spire Alabama benefits by one-half of the difference through future rate adjustments. Certain items that fluctuate based on situations demonstrated to be beyond Spire Alabama’s control may be excluded from the CCM calculation. Before fiscal 2019, the CCM index range was Spire Alabama’s 2007 actual rate year O&M expense inflation-adjusted based on the June Consumer Price Index For All Urban Consumers (CPI-U) each rate year, plus or minus 1.75%. Effective October 1, 2018, the CCM is calculated based upon O&M expense per customer and the index range is Spire Alabama’s actual 2018 O&M expense adjusted for inflation and adjusted by 2/3 and 1/3 of the 2018 CCM differential (amount below the CCM range in 2018) in 2019 and 2020, respectively, plus or minus 1.50%. As of September 30, 2019, Spire Alabama recorded a CCM benefit of $5.9 for rate year 2019, which will be reflected in rates effective December 1, 2019. The CCM benefit was $9.7 for rate year 2018 and $10.7 for rate year 2017.

On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability to be recorded for Spire Alabama. Refunds from such negative salvage liability were passed back to eligible customers on a declining basis through lower tariff rates through rate year 2019 pursuant to the terms of the Negative Salvage Rebalancing (NSR) rider. The total amount refundable to customers was subject to adjustments for charges made to the Enhanced Stability Reserve (ESR) and other APSC-approved charges. The refunds were due to a re-estimation of future removal costs provided for through the prior depreciation rates. For fiscal 2019, 2018, and 2017, NSR amounts returned to customers were approximately $4.2, $7.2, and $6.3, respectively.

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

Spire Alabama has APSC approval for an intercompany revolving credit agreement allowing Spire Alabama to borrow from Spire in a principal amount not to exceed $200.0 at any time outstanding in combination with its bank line of credit, and to loan to Spire in a principal amount not to exceed $25.0 at any time outstanding. Borrowings may be used for the following purposes: (a) meeting increased working capital requirements; (b) financing construction requirements related to additions, extensions, and replacements of the distribution systems; and (c) financing other expenditures that may arise from time to time in the normal course of business. On October 2, 2018, the APSC approved an application for up to $90.0 of long-term debt financing (issued January 15, 2019), and on July 9, 2019, the APSC approved Spire Alabama’s application for $100.0 of additional long-term financing.

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.

Spire Gulf has similar rate regulation to Spire Alabama. The RSE allowed range of ROE is 10.45% to 10.95% with an adjusting point of 10.7%. The CCM has the same return and similar recovery provisions when expenses exceed or are under a band of +/- 1.50% around the CPI-U inflated O&M per customer expense level from 2017, excluding expenses for pensions and gas bad debt. Additionally, it has a Cast Iron Main Replacement factor that provides an enhanced return on the pro-rata costs associated with cast iron main replacement for miles over 10 miles per year based on a 75% weighting for the equity content. Spire Gulf also has an ESR for negative revenue variances over $0.1 or a force majeure event expense of $0.1 (or two events that exceed $0.15), a Self Insurance Reserve for general liability coverage, and an Environmental Cost Recovery Factor that recovers 90% of prudently incurred costs for compliance with environmental laws, rules and regulations. It also has an APSC-approved intercompany revolving credit agreement with Spire to borrow in a principal amount not to exceed $50.0, and to loan up to $25.0. Spire Gulf recorded a September 30, 2019 point of test refund under the RSE rate mechanism for approximately $0.9 and also recorded a CCM benefit for rate year 2019 of $1.5. On October 25, 2019, Spire Gulf made its annual RSE rate filing with the APSC based on its budget for fiscal 2020 and an allowed ROE of 10.7%.

Spire Gulf’s rates were reduced $1.9 effective February 1, 2018, to reflect lower income taxes resulting from the TCJA.

Spire Mississippi utilizes a formula rate-making process under the Rate Stabilization Adjustment (RSA) Rider. It is based on a formulaically derived return on equity (currently 10.36%), and is updated on an annual basis if the equity return on an end of period rate base is beyond the allowed return on equity by 1.0%, with 75% of any shortfall back to the midpoint being put into a rate increase and 50% of any excess back to the midpoint resulting in a rate decrease. Updates may include known and measurable adjustments to historic costs from the 12 months ended June 30, submitted September 15 for an effective date of November 1, unless disputed by the Mississippi Public Utilities Staff, with any disputes to be resolved by the MSPSC by January 15 of the following year. In December 2015, a Supplemental Growth Rider (SGR) was approved for a 3-year period to provide recovery of certain system expansion projects. On September 4, 2018, the SGR was extended to October 15, 2021.

On February 5, 2019, the MSPSC approved an agreement between Spire Mississippi and the Mississippi Public Utility Staff settling its Rates Stabilization and Adjustments filing that was made on September 14, 2018 resulting in a $0.7 increase in the annualized revenue requirement. New rates became effective March 1, 2019.

In August 2018, the Federal Energy Regulatory Commission (FERC) approved an order issuing a Certificate of Public Convenience and Necessity for the Spire STL Pipeline, and in November 2018, FERC issued a Notice to Proceed, allowing construction to begin. In October 2019, FERC approved an increase in Spire STL Pipeline’s initial recourse rate. Accordingly, under the terms of the January 2017 Precedent Agreement between Spire STL Pipeline and Spire Missouri, Spire Missouri’s negotiated rate automatically increased by two cents per dekatherm per day. In November 2019, Spire STL Pipeline received final authorization from FERC and placed the STL Pipeline into service.

On January 25, 2019, FERC approved the Company’s application to combine its two adjacent natural gas storage facilities in Wyoming under one FERC certificate with a market-based tariff. In August 2019, Spire Storage filed with the FERC two Prior Notice Applications of its intent to convert a total of six existing observation wells into injection/withdrawal wells and to install related gas flowlines, fuel gas lines and fiber optic communication. The applications cleared FERC authorization in October and November.

16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2032, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2019 are estimated at $1,495.0, $751.5 and $287.6 for the Company, Spire Missouri and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

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

A consolidated subsidiary is a general partner in an unconsolidated partnership that invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $1.2 incurred in connection with various real estate ventures. Spire has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Spire further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.

Leases

The lease agreement covering the Company’s primary office space in Missouri extends through January 2035. The lease agreement covering the primary office space of Spire Alabama extends through February 2020. Spire Alabama has an operating lease for additional office space that extends to January 31, 2024. Spire Alabama has subleased all of this additional office space to Energen pursuant to a sublease that expires on December 31, 2019. Spire Missouri, Spire Alabama, Spire Marketing, and other Spire subsidiaries have other relatively minor rental arrangements that require minimum rental payments. Aggregate rental expense and annual minimum rental commitments under all leases having an initial or remaining non-cancelable term of more than one year are shown below.

	Aggregate Rental Expense			Minimum Rental Commitments
	2019	2018	2017	2020	2021	2022	2023	2024	Later	Total
Spire	$10.9	$10.0	$9.7	$8.2	$7.0	$6.8	$6.1	$4.8	$36.5	$69.4
Spire Missouri	3.7	3.6	4.8	0.5	0.2	—	—	—	—	0.7
Spire Alabama	5.2	4.7	4.6	2.9	2.1	2.1	2.1	0.7	—	9.9

Amounts in the table above have not been reduced for sublease rentals. For Spire Alabama and Spire, annual sublease rentals were $2.1 for fiscal years 2019, 2018, and 2017, and minimum future rentals to be received in fiscal year 2020 are $0.5.

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

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is aware of the following contingent matter.

In February 2018, the Company was made aware of a complaint filed with the U.S. Department of Housing and Urban Development (HUD) by the South Alabama Center for Fair Housing and the National Community Reinvestment Coalition. The complaint alleges that the Company discriminated against unspecified residents of Eight Mile, Alabama, on the basis of race in violation of the Fair Housing Act by failing to adequately address the odorant release that occurred in 2008. The Company believes there is no basis for the complaint, HUD has no jurisdiction in the matter, and there will be no material impact on its future financial condition or results of operations.

17. INTERIM FINANCIAL INFORMATION (UNAUDITED)

Spire

In the opinion of Spire, the quarterly information presented below for fiscal years 2019 and 2018 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of the Utilities.

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2019
Total Operating Revenues	$602.0	$803.5	$321.3	$225.6
Operating Income (Loss)	105.1	209.5	13.3	(25.6)
Net Income (Loss)	67.3	154.6	(3.0)	(34.3)
Basic Earnings (Loss) Per Share of Common Stock	$1.33	$3.05	$(0.09)	$(0.75)
Diluted Earnings (Loss) Per Share of Common Stock	$1.32	$3.04	$(0.09)	$(0.74)
Fiscal Year 2018
Total Operating Revenues	$561.8	$813.4	$350.6	$239.2
Operating Income (Loss)	104.0	150.1	58.9	(18.9)
Net Income (Loss)	116.0	98.2	25.9	(25.9)
Basic Earnings (Loss) Per Share of Common Stock	$2.40	$2.03	$0.52	$(0.51)
Diluted Earnings (Loss) Per Share of Common Stock	$2.39	$2.03	$0.52	$(0.51)

Reconciliation of Previously Reported 2018 Results	Dec. 31	March 31	June 30	Sept. 30
Operating Income (Loss) - as originally reported in Forms 10-Q	$105.1	$141.8	$52.4	$(19.6)
Reclassification of certain pension and other postretirement costs	(1.1)	8.3	6.5	0.7
Operating Income (Loss) - as currently reported	$104.0	$150.1	$58.9	$(18.9)

The reclassification is due to the implementation of ASU 2017-07. The non-service cost components of pension and other postretirement benefits expenses were reclassified from Operation and Maintenance Expenses, above the Operating Income line, to Other Income (Deductions), Net, below the Operating Income line. There was no impact on Net Income.

Spire Missouri

In the opinion of Spire Missouri, the quarterly information presented below for fiscal years 2019 and 2018 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis primarily reflect their seasonal nature.

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2019
Total Operating Revenues	$413.2	$556.6	$191.4	$130.6
Operating Income	71.4	102.4	12.2	(11.2)
Net Income (Loss)	51.2	80.0	1.1	(17.3)
Fiscal Year 2018
Total Operating Revenues	$392.3	$533.2	$215.5	$144.6
Operating Income (Loss)	75.0	61.6	26.7	(4.8)
Net Income (Loss)	89.4	38.4	11.5	(10.0)

Reconciliation of Previously Reported 2018 Results	Dec. 31	March 31	June 30	Sept. 30
Operating Income (Loss) - as originally reported in Forms 10-Q	$74.8	$52.1	$21.0	$(6.6)
Reclassification of certain pension and other postretirement costs	0.2	9.5	5.7	1.8
Operating Income (Loss) - as currently reported	$75.0	$61.6	$26.7	$(4.8)

The reclassification is due to the implementation of ASU 2017-07. The non-service cost components of pension and other postretirement benefits expenses were reclassified from Operation and Maintenance Expenses, above the Operating Income line, to Other Income (Deductions), Net, below the Operating Income line. There was no impact on Net Income.

Spire Alabama

In the opinion of Spire Alabama, the quarterly information presented below for fiscal years 2019 and 2018 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis primarily reflect their seasonal nature.

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2019
Total Operating Revenues	$133.5	$180.4	$90.8	$60.8
Operating Income (Loss)	17.1	79.6	11.1	(12.3)
Net Income (Loss)	10.3	56.7	5.6	(12.3)
Fiscal Year 2018
Total Operating Revenues	$120.8	$218.3	$100.3	$61.3
Operating Income (Loss)	18.0	77.1	13.3	(11.8)
Net (Loss) Income	(49.6)	55.6	6.3	(11.0)

Reconciliation of Previously Reported 2018 Results	Dec. 31	March 31	June 30	Sept. 30
Operating Income (Loss) - as originally reported in Forms 10-Q	$19.0	$78.2	$12.3	$(10.9)
Reclassification of certain pension and other postretirement costs	(1.0)	(1.1)	1.0	(0.9)
Operating Income (Loss) - as currently reported	$18.0	$77.1	$13.3	$(11.8)

The reclassification is due to the implementation of ASU 2017-07. The non-service cost components of pension and other postretirement benefits expenses were reclassified from Operation and Maintenance Expenses, above the Operating Income line, to Other Income (Deductions), Net, below the Operating Income line. There was no impact on Net Income.

18.  SUBSEQUENT EVENT

On November 19, 2019, the Missouri Western Court of Appeals issued rulings (“ISRS rulings”) that determined certain capital investments in 2016 through 2018 were not eligible for recovery under the Infrastructure System Replacement Surcharge. The ISRS rulings upheld appeals by the Office of Public Counsel that contested recovery of portions of Spire Missouri’s ISRS, overturned three prior MoPSC decisions, and ordered refunds to customers of certain amounts deemed not eligible for ISRS recovery. Ultimately, the MoPSC will define its process to enact the decision and the appropriate refund, if any, at a later date should the decision ultimately stand.

Spire Missouri strongly disagrees with the ISRS rulings, plans to vigorously defend its position, and is evaluating its legal and regulatory options in response. Spire Missouri plans to continue the appeal process, which will stay the effectiveness of the ISRS rulings. Spire Missouri has recorded an estimate of the maximum impact of the ISRS rulings based on its interpretation of the rulings and evidence available at the time of this filing. As of September 30, 2019, Spire Missouri recorded an estimated $12.2 regulatory liability for this matter by reducing revenue for fiscal year 2019. There are two components of this provision. The first relates to a $4.2 refund ordered by the ISRS rulings for amounts collected prior to the last rate case, after which recoveries of related authorized revenues became part of base rates that went into effect in April 2018. The second component relates to an estimate of $8.0 for revenues associated with the June 2018 ISRS filing that was approved by the MoPSC in September 2018. The after-tax impact of the provision reduced net income by $9.3, or $0.18 per diluted share.

Additional ISRS revenues are currently under appeal related to the January 2019 ISRS filings with annual authorized revenue of $12.4. The estimated amount earned in fiscal year 2019 under this ISRS order was $4.6. Additionally, in future periods Spire Missouri will evaluate the need for an adjustment to the provision based upon new information and further developments.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:

•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement to be filed on or about December 13, 2019 (“2019 proxy statement”);
•	our executive officers is reported in Part I of this Form 10-K;
•	our Financial Code of Ethics is posted on our website, www.SpireEnergy.com, under Investors/Governance/Governance documents (http://investors.spireenergy.com/governance/governance-documents); and
•

our Audit Committee, our Audit Committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2019 proxy statement under the heading “Governance.”

In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our Audit, Compensation and Corporate Governance Committees are available under “Governance documents” on our website, as indicated above, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2019 proxy statement under the headings “Directors’ compensation” and “Executive compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our 2019 proxy statement under “Beneficial ownership of Spire stock.”

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	366,300	$—	424,603
Equity compensation plans not approved by security holders	—	—	—
Total	366,300	$—	424,603

(1)	Reflects the Company’s 2015 Equity Incentive Plan.

Information regarding the above referenced plan is set forth in Note 3, Stock-Based Compensation, of the Notes to Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:

•	our policy and procedures for related party transactions and
•	the independence of our directors

is included in our 2019 proxy statement under “Governance” and is incorporated by reference. There were no related party transactions in fiscal 2019.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2019 proxy statement under “Fees of independent registered public accountant” and “Governance,” respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)Financial Statements

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

(2)	Financial Statement Schedules

Schedules have been omitted because they are not applicable, related significance tests were not met, or the required data has been included in the financial statements or notes to financial statements.

(3)	Exhibits

Exhibit Number	Description
2.01*	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company’s Registration Statement on Form S-4 filed October 27, 2000, No. 333-48794.
3.01*	Articles of Incorporation of Spire Inc., as amended, effective as of April 28, 2016; filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 3, 2016.
3.02*	Bylaws of Spire Inc., as amended, effective as of April 28, 2016; filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on May 3, 2016.
3.03*	Spire Missouri Inc.’s Amended Articles of Incorporation, as amended, effective August 30, 2017; filed as Exhibit 3.1 to Spire Missouri’s Current Report on Form 8-K on September 1, 2017.
3.04*	Amended Bylaws of Spire Missouri Inc., effective as of August 30, 2017; filed as Exhibit 3.2 to Spire Missouri’s Current Report on Form 8-K on September 1, 2017.
3.05*

Articles of Amendment of the Articles of Incorporation of Spire Alabama Inc., dated September 1, 2017; which was filed as Exhibit 3.3 to Spire Alabama’s Current Report on Form 8-K filed September 1, 2017.

3.06*	Amended Bylaws of Spire Alabama Inc. effective September 1, 2017; filed as Exhibit 3.4 to Spire Alabama’s Current Report on Form 8-K on September 1, 2017.
3.07*	Certificate of Designations with respect to the Series A Preferred Stock, dated May 16, 2019; filed as Exhibit 3.1 to Spire Inc.’s Current Report on Form 8-K on May 21, 2019.
4.01*‡[3]	Mortgage and Deed of Trust, dated as of February 1, 1945, between Laclede Gas Company and Mississippi Valley Trust Company; filed as Exhibit 7-A to Laclede Gas’ registration statement No. 2-5586.
4.02*‡[3]

Fourteenth Supplemental Indenture, dated as of October 26, 1976, between Laclede Gas and Mercantile Trust Company National Association; filed as Exhibit b-4 to Laclede Gas’ registration statement No. 2-64857 on June 26, 1979.

4.03*‡[3]

Laclede Gas Board of Directors’ Resolution dated August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated Executive Officers; filed as Exhibit 4.12 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

4.04*‡[2]

Indenture dated as of November 1, 1993, between Alagasco and NationsBank of Georgia, National Association, Trustee, (“Alagasco 1993 Indenture”); filed as Exhibit 4(k) to Alagasco’s Registration Statement on Form S-3 (Registration No. 33-70466).

4.05*[3]

Twenty-Fifth Supplemental Indenture dated as of September 15, 2000, between Laclede Gas and State Street Bank and Trust Company of Missouri, as trustee; filed as Exhibit 4.01 to Laclede Gas’ Current Report on Form 8-K on September 29, 2000.

4.06*[3]

Laclede Gas’ Board of Directors’ Resolutions dated March 27, 2003, updating authority delegated pursuant to August 28, 1986 Laclede Gas resolutions; filed as Exhibit 4.19(a) to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

4.07*[3]

Twenty-Eighth Supplemental Indenture dated as of April 15, 2004, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.02 to Laclede Gas’ Current Report on Form 8-K on April 28, 2004.

4.08*[2]

Officers’ Certificate, dated January 14, 2005, pursuant to Section 301 of the Alagasco 1993 Indenture setting forth the terms of the 5.20 percent Notes due January 15, 2020; filed as Exhibit 4.4 to Alagasco’s Current Report on Form 8-K on January 14, 2005.

4.09*[3]

Twenty-Ninth Supplemental Indenture dated as of June 1, 2006, between Laclede Gas and UMB Bank and Trust, N.A., as trustee; filed as Exhibit 4.1 to Laclede Gas’ Current Report on Form 8-K on June 9, 2006.

4.10*[2]

Officers’ Certificate, dated January 16, 2007, pursuant to Section 301 of the Alagasco 1993 Indenture setting forth the terms of the 5.90 percent Notes due January 15, 2037; filed as Exhibit 4.2 to Alagasco’s Current Report on Form 8-K on January 16, 2007.

4.11*[2]

Note Purchase Agreement, dated December 22, 2011, among Alagasco and the Purchasers thereto (the AIG purchasers) with respect to $25 million 3.86 percent Senior Notes due December 22, 2021; filed as Exhibit 10.1 to Alagasco’s Current Report on Form 8-K on December 22, 2011.

4.12*[2]

Note Purchase Agreement, dated December 22, 2011, among Alagasco and the Purchasers thereto (the Prudential purchasers) with respect to $25 million 3.86 percent Senior Notes due December 22, 2021; filed as Exhibit 10.2 to Alagasco’s Current Report on Form 8-K on December 22, 2011.

4.13*

Note Purchase Agreement, dated August 3, 2012, by and among the Company and the Purchasers listed in Schedule A thereto; filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

4.14*[3]

Thirty-First Supplemental Indenture, dated as of March 15, 2013, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to Laclede Gas’ Form 10-Q for the quarter ended March 31, 2013.

4.15*[3]

Thirty-Second Supplemental Indenture, dated as of August 13, 2013, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to Laclede Gas’ Current Report on Form 8-K on August 13, 2013.

4.16*	Indenture, dated as of August 19, 2014, between the Company and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 19, 2014.
4.17*

First Supplemental Indenture, dated as of August 19, 2014, between the Company and UMB Bank & Trust, N.A., as trustee (including Form of Floating Rate Senior Notes due 2017, Form of 2.55% Senior Notes due 2019 and Form of 4.70% Senior Notes due 2044); filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on August 19, 2014.

4.18*[2]

Master Note Purchase Agreement, dated as of June 5, 2015, among Alagasco and certain institutional purchasers; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

4.19*

Second Supplemental Indenture, dated as of February 27, 2017, between Spire Inc. and UMB Bank & Trust, N.A., as Trustee (including Form of 3.543% Senior Notes due 2024); filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 27, 2017.

4.20*

Master Note Purchase Agreement dated June 20, 2016, among Spire Inc. and certain institutional purchasers party thereto; filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

4.21*

First Supplement to Master Note Purchase Agreement dated as of March 15, 2017, among Spire Inc. and certain institutional purchasers party thereto; filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

4.22*[3]

Bond Purchase Agreement dated March 20, 2017, among Laclede Gas Company and certain institutional purchasers party thereto; filed as Exhibit 4.4 to the Laclede Gas’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

4.23*

First Supplement to Master Note Purchase Agreement, dated as of December 1, 2017, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

4.24*

Second Supplement to Master Note Purchase Agreement, dated as of January 15, 2019, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K on January 22, 2019.

4.25*

Deposit Agreement, dated as of May 21, 2019, among the Company, Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts described therein; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 21, 2019.

4.26*	Form of depositary receipt representing the Depositary Shares; filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 21, 2019).
4.27*	Form of Certificate representing the Series A Preferred Stock; filed as Exhibit A to Exhibit 3.1 to Spire Inc.’s Current Report on Form 8-K on May 21, 2019).
4.28	Thirty-Third Supplemental Indenture, dated as of September 15, 2017, between Spire Missouri Inc. and UMB Bank & Trust, N.A., as trustee.
4.29	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.01*‡[3]	Form of Indemnification Agreement between Laclede Gas and its Directors and Officers; filed as Exhibit 10.13 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
10.02*‡[3]

Salient Features of Laclede Gas’ Deferred Income Plan for Directors and Selected Executives, including amendments adopted by the Board of Directors on July 26, 1990; filed as Exhibit 10.12 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

10.03*‡[3]

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

10.05*[3]

Amendment to Terms of Retirement Plan for Non-Employee Directors of Laclede Gas as of October 1, 2004; filed as Exhibit 10.2 to Laclede Gas’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.06*	Form of Non-Qualified Stock Option Award Agreement with Mandatory Retirement Provisions; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 5, 2004.

10.07*	Form of Non-Qualified Stock Option Award Agreement without Mandatory Retirement Provisions; filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 5, 2004.
10.08*†[3]

Automated Meter Reading Services Agreement, dated as of March 11, 2005, between Cellnet Technology, Inc. and Laclede Gas; filed as Exhibit 10.1 to Laclede Gas’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.09*[3]

Restated Laclede Gas Supplemental Retirement Benefit Plan, as amended and restated as of January 1, 2005; filed as Exhibit 10.06 to Laclede Gas’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.10*[3]	Laclede Gas Supplemental Retirement Benefit Plan II, effective as of January 1, 2005; filed as Exhibit 10.7 to Laclede Gas’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
10.11*[3]

Salient Features of Laclede Gas’ Deferred Income Plan II for Directors and Selected Executives (as amended and restated effective as of January 1, 2005); filed as Exhibit 10.1 to Laclede Gas’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.12*

Salient Features of the Company’s Deferred Income Plan for Directors and Selected Executives (effective as of January 1, 2005); filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.13*	The Company’s Form of Restricted Stock Award Agreement; filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
10.14*[3]	The Laclede Group Management Continuity Protection Plan, effective as of January 1, 2005; filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
10.15*	Form of Management Continuity Protection Agreement; filed as Exhibit 10.5a to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
10.16*[3]	The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
10.17*	Form of Agreement under the Company’s 2011 Management Continuity Protection Plan; filed as Exhibit 10.25a to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
10.18*	The Company’s Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.
10.19*[3]

Laclede Gas Cash Balance Supplemental Retirement Benefit Plan, effective as of January 1, 2009; filed as Exhibit 10.19 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.20*	The Company’s Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.
10.21*	Lease Agreement, dated January 21, 2014, between the Company, as Tenant, and Market 700, LLC, as Landlord; filed as Exhibit 10.1 to Spire Inc.’s Current Report on Form 8-K on January 27, 2014.
10.22*

The Company’s Deferred Income Plan for Directors and Selected Executives, as Amended and Restated as of January 1, 2015; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 4, 2014.

10.23*[1]	The Laclede Group 2015 Equity Incentive Plan; filed as the Appendix to the Company’s Definitive Proxy Statement on Form DEF 14A on December 19, 2014.
10.24*[1]	The Laclede Group, Inc. Annual Incentive Plan, as Amended; filed as Appendix to the Company’s Definitive Proxy Statement on Schedule 14A on December 18, 2015.
10.25*2 3

Loan Agreement, dated December 14, 2016, by and among Spire Inc., Alabama Gas Corporation, Laclede Gas Company, and the several banks party thereto, including Wells Fargo Bank, National Association, as Administrative Agent; JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as Co-Syndication Agents; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners; and Bank of America, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., Regions Bank, Royal Bank of Canada, and TD Bank, N.A., as Documentation Agents; filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on December 16, 2016.

10.26*

Commercial Paper Dealer Agreement, dated December 21, 2016, between Spire Inc. and Wells Fargo Securities, LLC; filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016.

10.27*

Commercial Paper Dealer Agreement, dated December 21, 2016, between Spire Inc. and Credit Suisse Securities (USA) LLC; filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016.

10.28*	Spire Inc. Executive Severance Plan; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 2, 2017.
10.29*[1]	Amendment 1 to The Laclede Group Annual Incentive Plan effective January 1, 2018; filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
10.30*[1]	Amendment 1 to The Laclede Group 2015 Equity Incentive Plan effective January 1, 2018; filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
10.31*	Amendment 1 to Spire Inc. Executive Severance Plan effective January 1, 2018; filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
10.32*[1]

Amendment 1 to The Laclede Group 2011 Management Continuity Protection Plan effective January 18, 2018; filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

10.33*

Contract between Spire STL Pipeline LLC and Michels Corporation for Procurement and Installation of Gas Pipeline for the Spire STL Pipeline, dated as of April 26, 2018; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.34*

First Amendment to Contract between Spire STL Pipeline LLC and Michels Corporation for Procurement and Installation of Gas Pipeline, dated as of October 9, 2018; filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

10.35*

First Amendment to Loan Agreement, dated as of October 31, 2018, by and among Spire Inc., a Missouri corporation, Spire Alabama Inc. (formerly Alabama Gas Corporation), an Alabama corporation, and Spire Missouri Inc. (formerly Laclede Gas Company), a Missouri corporation, the Banks from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Banks; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 6, 2018.

10.36*

Loan Agreement, dated as of December 3, 2018, by and among Spire Missouri Inc., as the Borrower, the lenders from time to time party thereto as Banks, U.S. Bank National Association, as the Administrative Agent, and Regions Bank, as Documentation Agent; filed as Exhibit 10.1 to Spire Missouri’s Current Report on Form 8-K on December 7, 2018.

10.37*	Spire Deferred Income Plan, Amended and Restated Effective January 1, 2019; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
10.38	The Company’s Form of Restricted Stock Award Agreement.
10.39	The Company’s Form of Restricted Stock Unit Award Agreement.
10.40	The Company’s Form of Performance Contingent Stock Unit Award Agreement.
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm of the Company.
23.2	Consent of Independent Registered Public Accounting Firm of Spire Missouri Inc.
23.3	Consent of Independent Registered Public Accounting Firm of Spire Alabama Inc.
31.1	Certifications under Rule 13a-14(a) of the CEO and CFO of the Company.
31.2	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Missouri Inc.
31.3	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Alabama Inc.
32.1	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of the Company.
32.2	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Missouri Inc.
32.3	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements listed on the first page of Item 8.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).
*	Incorporated herein by reference and made a part hereof. Spire Inc. File No. 1-16681. Spire Missouri Inc. File No. 1-1822. Spire Alabama Inc. File No. 2-38960.
†	Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.
‡	Paper exhibit.
[1]	The Laclede Group, Inc. changed its name to Spire Inc. effective April 28, 2016.
[2]	Alabama Gas Corporation (“Alagasco”) changed its name to Spire Alabama Inc. effective September 1, 2018.
[3]	Laclede Gas Company changed its name to Spire Missouri Inc. effective August 30, 2018.

Bold items reflect management contracts or compensatory plans or arrangements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Inc.

Date	November 26, 2019	By	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 26, 2019	/s/ Suzanne Sitherwood	Director, President and Chief Executive Officer
	Suzanne Sitherwood	(Principal Executive Officer)

November 26, 2019	/s/ Steven P. Rasche	Executive Vice President and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 26, 2019	/s/ Edward L. Glotzbach	Chairman of the Board
Edward L. Glotzbach

November 26, 2019	/s/ Mark A. Borer	Director
Mark A. Borer

November 26, 2019	/s/ Maria V. Fogarty	Director
Maria V. Fogarty

November 26, 2019	/s/ Rob L. Jones	Director
Rob L. Jones

November 26, 2019	/s/ Brenda D. Newberry	Director
Brenda D. Newberry

November 26, 2019	/s/ Stephen S. Schwartz	Director
Stephen S. Schwartz

November 26, 2019	/s/ John P. Stupp Jr.	Director
John P. Stupp Jr.

November 26, 2019	/s/ Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Missouri Inc.

Date	November 26, 2019	By	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 26, 2019	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 26, 2019	/s/ Steven P. Rasche	Director and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 26, 2019	/s/ Steven L. Lindsey	Director and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 26, 2019	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 26, 2019	/s/ Scott B. Carter	Director and President
Scott B. Carter

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Alabama Inc.

Date	November 26, 2019	By	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 26, 2019	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 26, 2019	/s/ Steven P. Rasche	Director and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 26, 2019	/s/ Steven L. Lindsey	Director and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 26, 2019	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 26, 2019	/s/ Scott B. Carter	Director
Scott B. Carter