Form 10-Q
period 2019-12-31
SPIRE INC; SPIRE MISSOURI INC; SPIRE ALABAMA INC
filed 2020-02-05
CIK 1126956, 57183, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 2101 6th Avenue North Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) (only applicable for Spire Inc.):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock $1.00 par value	SR	New York Stock Exchange LLC

Depositary Shares, each representing a 1/1,000th interest in a share of 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $25.00 per share	SR.PRA	New York Stock Exchange LLC

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

Spire Inc.	Yes ☒	No ☐
Spire Missouri Inc.	Yes ☒	No ☐
Spire Alabama Inc.	Yes ☒	No ☐

Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Spire Inc.	Yes ☒	No ☐
Spire Missouri Inc.	Yes ☒	No ☐
Spire Alabama Inc.	Yes ☒	No ☐

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of January 31, 2020, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	51,068,070
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

APSC	Alabama Public Service Commission	PGA	Purchased Gas Adjustment
ASC	Accounting Standards Codification	RSE	Rate Stabilization and Equalization
Company	Spire Inc.	SEC	U.S. Securities and Exchange Commission
Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	Spire	Spire Inc.
FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.
FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi
GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.
Gas Marketing	Segment including Spire Marketing, which is engaged in the non-regulated marketing of natural gas and related activities	Spire Marketing	Spire Marketing Inc.
Gas Utility	Segment including the regulated operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.
GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.
ISRS	Infrastructure System Replacement Surcharge	Spire Missouri East	Spire Missouri’s eastern service territory
Missouri Utilities	Spire Missouri, including Spire Missouri East and Spire Missouri West, the utilities serving Missouri	Spire Missouri West	Spire Missouri’s western service territory
MMBtu	Million British thermal units	Spire STL Pipeline	Spire STL Pipeline LLC
MoPSC	Missouri Public Service Commission	Spire Storage	Spire’s physical natural gas storage operations at two facilities in Wyoming
MSPSC	Mississippi Public Service Commission	U.S.	United States
O&M	Operation and maintenance expense	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri” or the “Missouri Utilities”) and Spire Alabama Inc. (“Spire Alabama”) — without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrants’ combined Form 10-K for the fiscal year ended September 30, 2019.

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions, except per share amounts)	2019	2018
Operating Revenues:
Gas Utility	$530.6	$573.8
Gas Marketing and other	36.3	28.2
Total Operating Revenues	566.9	602.0
Operating Expenses:
Gas Utility
Natural and propane gas	214.6	251.7
Operation and maintenance	106.0	102.5
Depreciation and amortization	46.4	43.7
Taxes, other than income taxes	37.9	39.2
Total Gas Utility Operating Expenses	404.9	437.1
Gas Marketing and other	59.7	59.8
Total Operating Expenses	464.6	496.9
Operating Income	102.3	105.1
Interest Expense, Net	26.7	25.9
Other Income, Net	5.7	2.8
Income Before Income Taxes	81.3	82.0
Income Tax Expense	14.3	14.7
Net Income	67.0	67.3
Provision for preferred dividends	3.7	—
Income allocated to participating securities	0.1	0.1
Net Income Available to Common Shareholders	$63.2	$67.2

Weighted Average Number of Common Shares Outstanding:
Basic	50.9	50.6
Diluted	51.1	50.8
Basic Earnings Per Common Share	$1.24	$1.33
Diluted Earnings Per Common Share	$1.24	$1.32

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2019	2018
Net Income	$67.0	$67.3
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	18.9	(10.4)
Amounts reclassified into net income	(0.3)	(0.3)
Net gain (loss) on cash flow hedging derivative instruments	18.6	(10.7)
Other Comprehensive Income (Loss), Before Tax	18.6	(10.7)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	4.2	(2.5)
Other Comprehensive Income (Loss), Net of Tax	14.4	(8.2)
Comprehensive Income	$81.4	$59.1

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2019	2019	2018
ASSETS
Utility Plant	$6,256.1	$6,146.5	$5,754.8
Less: Accumulated depreciation and amortization	1,823.8	1,794.5	1,709.5
Net Utility Plant	4,432.3	4,352.0	4,045.3
Non-utility Property (net of accumulated depreciation and amortization of $13.9, $12.7 and $11.1 at December 31, 2019, September 30, 2019, and December 31, 2018, respectively)	518.7	477.8	254.5
Other Investments	74.7	72.3	69.5
Total Other Property and Investments	593.4	550.1	324.0
Current Assets:
Cash and cash equivalents	21.5	5.8	8.4
Accounts receivable:
Utility	282.0	139.8	339.2
Other	195.6	172.8	242.1
Allowance for doubtful accounts	(26.3)	(23.0)	(24.6)
Delayed customer billings	6.6	4.3	10.9
Inventories:
Natural gas	149.1	162.6	176.2
Propane gas	10.7	10.7	12.0
Materials and supplies	25.8	23.3	24.5
Regulatory assets	67.9	78.6	63.4
Prepayments	30.8	29.1	25.7
Other	12.7	10.5	27.5
Total Current Assets	776.4	614.5	905.3
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	750.5	767.6	655.1
Other	236.8	163.4	130.9
Total Deferred Charges and Other Assets	2,158.9	2,102.6	1,957.6
Total Assets	$7,961.0	$7,619.2	$7,232.2

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2019	2019	2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at December 31, 2019 and September 30, 2019)	$242.0	$242.0	$—
Common stock (par value $1.00 per share; 70.0 million shares authorized; 51.1 million, 51.0 million, and 50.7 million shares issued and outstanding at December 31, 2019, September 30, 2019, and December 31, 2018, respectively)	51.1	51.0	50.7
Paid-in capital	1,506.7	1,505.8	1,482.8
Retained earnings	803.1	775.5	752.9
Accumulated other comprehensive loss	(16.9)	(31.3)	(1.8)
Total Shareholders' Equity	2,586.0	2,543.0	2,284.6
Temporary equity	4.1	3.4	—
Long-term debt (less current portion)	2,484.4	2,082.6	1,992.0
Total Capitalization	5,074.5	4,629.0	4,276.6
Current Liabilities:
Current portion of long-term debt	45.3	40.0	175.0
Notes payable	518.9	743.2	626.1
Accounts payable	307.9	301.5	430.9
Advance customer billings	31.4	32.6	19.8
Wages and compensation accrued	35.4	45.7	32.8
Customer deposits	36.5	35.6	36.1
Taxes accrued	43.8	68.5	44.6
Regulatory liabilities	50.0	60.8	37.0
Other	183.3	140.9	161.1
Total Current Liabilities	1,252.5	1,468.8	1,563.4
Deferred Credits and Other Liabilities:
Deferred income taxes	475.3	451.4	453.2
Pension and postretirement benefit costs	260.7	264.8	182.1
Asset retirement obligations	340.9	337.6	324.5
Regulatory liabilities	417.8	399.0	363.4
Other	139.3	68.6	69.0
Total Deferred Credits and Other Liabilities	1,634.0	1,521.4	1,392.2
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$7,961.0	$7,619.2	$7,232.2

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2019:
Balance at September 30, 2019	50,973,515	$51.0	$242.0	$1,505.8	$775.5	$(31.3)	$2,543.0
Net income	—	—	—	—	67.0	—	67.0
Dividend reinvestment plan	28,764	—	—	2.3	—	—	2.3
Stock-based compensation costs	—	—	—	1.6	—	—	1.6
Stock issued under stock-based compensation plans	99,126	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(37,945)	—	—	(2.9)	—	—	(2.9)
Temporary equity adjustment to redemption value	—	—	—	—	(0.1)	—	(0.1)
Dividends declared:
Common stock ($0.6225 per share)	—	—	—	—	(31.9)	—	(31.9)
Preferred stock ($0.7375 per depositary share)	—	—	—	—	(7.4)	—	(7.4)
Other comprehensive income, net of tax	—	—	—	—	—	14.4	14.4
Balance at December 31, 2019	51,063,460	$51.1	$242.0	$1,506.7	$803.1	$(16.9)	$2,586.0

Three Months Ended December 31, 2018:
Balance at September 30, 2018	50,671,903	$50.7	$—	$1,482.7	$715.6	$6.4	$2,255.4
Net income	—	—	—	—	67.3	—	67.3
Dividend reinvestment plan	5,063	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	2.0	—	—	2.0
Stock issued under stock-based compensation plans	74,835	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(27,633)	(0.1)	—	(2.2)	—	—	(2.3)
Dividends declared:
Common stock ($0.5925 per share)	—	—	—	—	(30.0)	—	(30.0)
Other comprehensive loss, net of tax	—	—	—	—	—	(8.2)	(8.2)
Balance at December 31, 2018	50,724,168	$50.7	$—	$1,482.8	$752.9	$(1.8)	$2,284.6

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2019	2018
Operating Activities:
Net Income	$67.0	$67.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.5	44.2
Deferred income taxes and investment tax credits	14.3	12.7
Changes in assets and liabilities:
Accounts receivable	(162.5)	(260.5)
Inventories	11.1	(2.5)
Regulatory assets and liabilities	45.6	44.7
Accounts payable	42.6	158.0
Delayed/advance customer billings, net	(3.5)	(6.9)
Taxes accrued	(24.9)	(19.1)
Other assets and liabilities	30.3	32.9
Other	(3.0)	(0.4)
Net cash provided by operating activities	64.5	70.4
Investing Activities:
Capital expenditures	(192.3)	(206.8)
Business acquisitions	—	(7.9)
Other	(0.3)	(1.5)
Net cash used in investing activities	(192.6)	(216.2)
Financing Activities:
Issuance of long-term debt	510.0	100.0
Repayment of long-term debt	(100.0)	(9.1)
(Repayment) issuance of short-term debt, net	(224.2)	72.5
Issuance of common stock	2.3	0.4
Dividends paid on common stock	(34.7)	(28.8)
Dividends paid on preferred stock	(3.7)	—
Other	(5.9)	(2.2)
Net cash provided by financing activities	143.8	132.8
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	15.7	(13.0)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5.8	21.4
Cash and Cash Equivalents at End of Period	$21.5	$8.4

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(11.6)	$(13.9)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2019	2018
Operating Revenues:
Utility	$374.0	$413.2
Total Operating Revenues	374.0	413.2
Operating Expenses:
Utility
Natural and propane gas	185.8	223.4
Operation and maintenance	65.5	63.1
Depreciation and amortization	29.0	27.2
Taxes, other than income taxes	26.7	28.1
Total Operating Expenses	307.0	341.8
Operating Income	67.0	71.4
Interest Expense, Net	13.2	12.1
Other Income (Expense), Net	1.0	(0.7)
Income Before Income Taxes	54.8	58.6
Income Tax Expense	6.8	7.4
Net Income	48.0	51.2
Other Comprehensive Income, Net of Tax	0.1	—
Comprehensive Income	$48.1	$51.2

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2019	2019	2018
ASSETS
Utility Plant	$3,718.9	$3,643.2	$3,395.8
Less: Accumulated depreciation and amortization	780.1	764.1	720.4
Net Utility Plant	2,938.8	2,879.1	2,675.4
Other Property and Investments	56.8	53.3	53.6
Current Assets:
Cash and cash equivalents	9.3	2.6	4.9
Accounts receivable:
Utility	193.8	94.6	227.4
Associated companies	4.8	1.4	4.7
Other	23.7	26.5	17.7
Allowance for doubtful accounts	(17.9)	(14.9)	(18.1)
Delayed customer billings	6.6	4.3	10.9
Inventories:
Natural gas	92.7	100.1	129.3
Propane gas	10.7	10.7	12.0
Materials and supplies	15.2	13.3	14.3
Regulatory assets	29.4	29.4	29.7
Prepayments	17.8	18.2	14.7
Total Current Assets	386.1	286.2	447.5
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	491.1	507.5	427.6
Other	88.1	85.6	51.9
Total Deferred Charges and Other Assets	789.4	803.3	689.7
Total Assets	$4,171.1	$4,021.9	$3,866.2

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2019	2019	2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 shares issued and outstanding)	$765.1	$765.1	$761.6
Retained earnings	613.3	576.6	542.5
Accumulated other comprehensive loss	(2.3)	(2.4)	(1.6)
Total Shareholder's Equity	1,376.1	1,339.3	1,302.5
Long-term debt (less current portion)	1,098.6	925.0	924.5
Total Capitalization	2,474.7	2,264.3	2,227.0
Current Liabilities:
Current portion of long-term debt	—	—	50.0
Notes payable – associated companies	288.1	386.4	308.0
Accounts payable	76.3	75.7	101.5
Accounts payable – associated companies	11.2	5.5	17.4
Advance customer billings	20.7	20.8	9.1
Wages and compensation accrued	25.0	34.5	25.3
Customer deposits	13.6	13.4	13.3
Taxes accrued	14.6	36.4	14.6
Regulatory liabilities	42.4	52.3	20.6
Other	65.7	26.4	65.7
Total Current Liabilities	557.6	651.4	625.5
Deferred Credits and Other Liabilities:
Deferred income taxes	376.2	364.6	373.7
Pension and postretirement benefit costs	189.3	192.4	137.7
Asset retirement obligations	175.3	173.5	175.9
Regulatory liabilities	345.5	326.5	279.7
Other	52.5	49.2	46.7
Total Deferred Credits and Other Liabilities	1,138.8	1,106.2	1,013.7
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$4,171.1	$4,021.9	$3,866.2

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2019:
Balance at September 30, 2019	24,577	$0.1	$765.0	$576.6	$(2.4)	$1,339.3
Net income	—	—	—	48.0	—	48.0
Dividends declared	—	—	—	(11.3)	—	(11.3)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2019	24,577	$0.1	$765.0	$613.3	$(2.3)	$1,376.1

Three Months Ended December 31, 2018:
Balance at September 30, 2018	24,577	$0.1	$760.3	$501.1	$(1.6)	$1,259.9
Net income	—	—	—	51.2	—	51.2
Stock-based compensation costs	—	—	1.2	—	—	1.2
Dividends declared	—	—	—	(9.8)	—	(9.8)
Balance at December 31, 2018	24,577	$0.1	$761.5	$542.5	$(1.6)	$1,302.5

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2019	2018
Operating Activities:
Net Income	$48.0	$51.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.0	27.2
Deferred income taxes and investment tax credits	6.8	7.4
Changes in assets and liabilities:
Accounts receivable	(96.9)	(124.6)
Inventories	5.5	(2.5)
Regulatory assets and liabilities	32.8	32.0
Accounts payable	26.9	50.9
Delayed/advance customer billings, net	(2.4)	(4.4)
Taxes accrued	(21.7)	(17.4)
Other assets and liabilities	16.9	29.4
Other	0.2	1.2
Net cash provided by operating activities	45.1	50.4
Investing Activities:
Capital expenditures	(102.2)	(92.0)
Other	—	0.6
Net cash used in investing activities	(102.2)	(91.4)
Financing Activities:
Issuance of long-term debt	275.0	100.0
Repayment of long-term debt	(100.0)	—
Repayments to Spire, net	(98.3)	(37.3)
Dividends paid	(11.3)	(18.8)
Other	(1.6)	—
Net cash used in financing activities	63.8	43.9
Net Increase in Cash and Cash Equivalents	6.7	2.9
Cash and Cash Equivalents at Beginning of Period	2.6	2.0
Cash and Cash Equivalents at End of Period	$9.3	$4.9

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(7.5)	$(8.3)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2019	2018
Operating Revenues:
Utility	$126.2	$133.5
Total Operating Revenues	126.2	133.5
Operating Expenses:
Utility
Natural gas	47.0	59.5
Operation and maintenance	35.2	34.4
Depreciation and amortization	14.3	13.6
Taxes, other than income taxes	8.8	8.9
Total Operating Expenses	105.3	116.4
Operating Income	20.9	17.1
Interest Expense, Net	5.4	5.1
Other Income, Net	2.2	1.8
Income Before Income Taxes	17.7	13.8
Income Tax Expense	4.5	3.5
Net Income	$13.2	$10.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2019	2019	2018
ASSETS
Utility Plant	$2,174.1	$2,138.0	$1,994.5
Less: Accumulated depreciation and amortization	894.2	882.1	841.4
Net Utility Plant	1,279.9	1,255.9	1,153.1
Current Assets:
Accounts receivable:
Utility	71.6	37.5	93.9
Associated companies	0.2	—	—
Other	8.7	8.5	6.3
Allowance for doubtful accounts	(7.4)	(6.3)	(4.2)
Inventories:
Natural gas	30.6	35.1	30.1
Materials and supplies	8.1	7.8	8.2
Regulatory assets	24.4	33.9	18.8
Prepayments	6.6	5.3	4.6
Other	0.4	0.4	2.6
Total Current Assets	143.2	122.2	160.3
Deferred Charges and Other Assets:
Regulatory assets	230.2	231.2	200.2
Deferred income taxes	76.8	81.3	98.3
Other	62.5	53.0	58.4
Total Deferred Charges and Other Assets	369.5	365.5	356.9
Total Assets	$1,792.6	$1,743.6	$1,670.3

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2019	2019	2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$370.9	$370.9	$390.9
Retained earnings	466.3	459.1	419.6
Total Shareholder's Equity	837.2	830.0	810.5
Long-term debt (less current portion)	471.7	372.2	322.6
Total Capitalization	1,308.9	1,202.2	1,133.1
Current Liabilities:
Current portion of long-term debt	40.0	40.0	—
Notes payable – associated companies	67.1	128.7	164.2
Accounts payable	51.9	56.2	78.4
Accounts payable – associated companies	3.2	1.6	2.5
Advance customer billings	10.0	10.6	9.9
Wages and compensation accrued	6.5	8.0	5.8
Customer deposits	20.2	19.5	19.5
Taxes accrued	26.1	27.4	26.6
Regulatory liabilities	2.4	3.4	10.2
Other	13.2	9.2	7.8
Total Current Liabilities	240.6	304.6	324.9
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	58.7	59.2	36.2
Asset retirement obligations	150.2	148.7	137.1
Regulatory liabilities	22.3	23.0	30.6
Other	11.9	5.9	8.4
Total Deferred Credits and Other Liabilities	243.1	236.8	212.3
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$1,792.6	$1,743.6	$1,670.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended December 31, 2019:
Balance at September 30, 2019	1,972,052	$—	$370.9	$459.1	$830.0
Net income	—	—	—	13.2	13.2
Dividends declared	—	—	—	(6.0)	(6.0)
Balance at December 31, 2019	1,972,052	$—	$370.9	$466.3	$837.2

Three Months Ended December 31, 2018:
Balance at September 30, 2018	1,972,052	$—	$390.9	$417.8	$808.7
Net income	—	—	—	10.3	10.3
Dividends declared	—	—	—	(8.5)	(8.5)
Balance at December 31, 2018	1,972,052	$—	$390.9	$419.6	$810.5

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2019	2018
Operating Activities:
Net Income	$13.2	$10.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.3	13.6
Deferred income taxes and investment tax credits	4.5	3.5
Changes in assets and liabilities:
Accounts receivable	(34.3)	(52.0)
Inventories	4.2	3.2
Regulatory assets and liabilities	11.1	11.5
Accounts payable	(0.8)	29.7
Advance customer billings	(0.6)	(3.2)
Taxes accrued	(1.3)	(1.7)
Other assets and liabilities	0.6	2.8
Other	(2.7)	(0.4)
Net cash provided by operating activities	8.2	17.3
Investing Activities:
Capital expenditures	(38.7)	(30.1)
Other	(1.4)	(0.4)
Net cash used in investing activities	(40.1)	(30.5)
Financing Activities:
Issuance of long-term debt	100.0	—
Repayments to Spire, net	(61.6)	21.7
Dividends paid	(6.0)	(8.5)
Other	(0.5)	—
Net cash provided by financing activities	31.9	13.2
Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(2.9)	$(3.6)
Income taxes	—	—

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Spire’s, Spire Missouri’s and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

As authorized by the Missouri Public Service Commission (MoPSC), the Mississippi Public Service Commission (MSPSC) and the Alabama Public Service Commission (APSC), the Purchased Gas Adjustment (PGA) clauses and Gas Supply Adjustment (GSA) riders allow the Utilities to pass through to customers the cost of purchased gas supplies. Regulatory assets and liabilities related to the PGA clauses and the GSA riders are both labeled Unamortized Purchased Gas Adjustments herein. See additional information about regulatory assets and liabilities in Note 4, Regulatory Matters.

TRANSACTIONS WITH AFFILIATES – Transactions between affiliates of the Company have been eliminated from the consolidated financial statements of Spire. Spire Missouri and Spire Alabama borrowed funds from the Company and incurred related interest, as reflected in their separate financial statements, and they participated in normal intercompany shared services transactions. In addition, Spire Missouri’s other transactions with affiliates are presented in the table below:

	Three Months Ended December 31,
	2019	2018
Purchases of natural gas from Spire Marketing Inc.	$19.5	$39.8
Transportation services received from Spire STL Pipeline LLC	3.9	—
Sales of natural gas to Spire Marketing Inc.	—	1.4
Transportation services received from Spire NGL Inc.	0.3	0.3

In the quarter ended December 31, 2019, Spire Alabama had purchases of natural gas from Spire Marketing totaling $3.3.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	December 31,	September 30,	December 31,
	2019	2019	2018
Spire	$45.8	$80.6	$46.2
Spire Missouri	20.2	40.1	18.1
Spire Alabama	9.8	11.9	9.7

NEW ACCOUNTING PRONOUNCEMENTS – Spire, Spire Missouri and Spire Alabama adopted Accounting Standards Update (ASU) No. 2016-02, Leases, along with related ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, “ASC 842”) using a modified retrospective transition method for leases existing at, or entered into after, October 1, 2019. Under the selected transition method, comparative periods in the financial statements are presented under ASC 840 (previous lease accounting guidance). ASC 842 requires lessees to recognize a right-of-use asset and lease liability for almost all lease contracts based on the present value of lease payments. It provides new guidelines for identifying and classifying a lease, and classification affects the pattern and income statement line item for the related expense. The Company and its subsidiaries elected a package of three practical expedients permitted by the standard, allowing them not to reassess existing contracts for (1) whether it is or contains a lease, (2) lease classification and (3) initial direct costs. They also elected to use the benefit of hindsight in determining both the lease term and impairments associated with any existing leases, which resulted in lease terms that best represent management’s expectations with respect to use of the underlying asset but did not result in recognition of any impairment. Finally, they elected not to assess whether existing land easements are leases under ASC 842. The adoption of ASC 842 impacted the balance sheets through recognition of right-of-use assets and lease liabilities for operating leases but did not result in a cumulative effect adjustment or significant impacts to income or cash flows. For other lease policy elections and disclosures about leases, see Note 12, Leases.

Spire, Spire Missouri and Spire Alabama adopted the guidance in ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, and related ASU Nos. 2018-16, 2019-04, and 2019-10 in the first quarter of fiscal year 2020. The amendments in this ASU more closely align the results of hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. They did not have a significant impact on the financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which was later supplemented by ASU Nos. 2018-19, 2019-04, 2019-05 and 2019-11. The standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade receivables. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new guidance will be initially applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Spire, Spire Missouri and Spire Alabama are currently assessing the impacts of adopting this standard, which must be adopted by the first quarter of fiscal 2021.

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended December 31,
	2019	2018
Spire
Gas Utility:
Residential	$368.4	$393.6
Commercial & industrial	122.5	130.3
Transportation	31.0	29.5
Off-system & other incentive	9.4	14.9
Other customer revenue	2.4	12.7
Total revenue from contracts with customers	533.7	581.0
Changes in accrued revenue under alternative revenue programs	(3.0)	(5.8)
Total Gas Utility operating revenues	530.7	575.2
Gas Marketing:
Revenue from contracts with retail customers	32.3	25.8
Revenue from wholesale derivative contracts	—	—
Total Gas Marketing operating revenues	32.3	25.8
Other	11.1	5.4
Total before eliminations	574.1	606.4
Intersegment eliminations (see Note 10, Information by Operating Segment)	(7.2)	(4.4)
Total Operating Revenues	$566.9	$602.0

Spire Missouri
Residential	$275.9	$302.1
Commercial & industrial	80.8	89.1
Transportation	9.0	9.0
Off-system & other incentive	9.4	14.9
Other customer revenue	0.5	2.6
Total revenue from contracts with customers	375.6	417.7
Changes in accrued revenue under alternative revenue programs	(1.6)	(4.5)
Total Operating Revenues	$374.0	$413.2

Spire Alabama
Residential	$74.3	$75.4
Commercial & industrial	31.3	31.4
Transportation	19.6	18.2
Other customer revenue	1.6	9.6
Total revenue from contracts with customers	126.8	134.6
Changes in accrued revenue under alternative revenue programs	(0.6)	(1.1)
Total Operating Revenues	$126.2	$133.5

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended December 31,
	2019	2018
Spire	$24.6	$25.9
Spire Missouri	17.2	18.5
Spire Alabama	6.2	6.3

3. EARNINGS PER COMMON SHARE

	Three Months Ended December 31,
	2019	2018
Basic Earnings Per Common Share:
Net Income	$67.0	$67.3
Less: Provision for preferred dividends	3.7	—
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$63.2	$67.2
Weighted Average Common Shares Outstanding (in millions)	50.9	50.6
Basic Earnings Per Common Share	$1.24	$1.33

Diluted Earnings Per Common Share:
Net Income	$67.0	$67.3
Less: Provision for preferred dividends	3.7	—
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$63.2	$67.2
Weighted Average Common Shares Outstanding (in millions)	50.9	50.6
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.2	0.2
Weighted Average Diluted Common Shares (in millions)	51.1	50.8
Diluted Earnings Per Common Share	$1.24	$1.32

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.1	0.4

4. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of December 31, 2019, September 30, 2019, and December 31, 2018.

	December 31,	September 30,	December 31,
Spire	2019	2019	2018
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$30.1	$30.1	$30.2
Unamortized purchased gas adjustments	9.1	18.2	3.0
Other	28.7	30.3	30.2
Total Current Regulatory Assets	67.9	78.6	63.4
Noncurrent:
Pension and postretirement benefit costs	405.5	416.6	350.0
Cost of removal	152.1	150.9	134.0
Future income taxes due from customers	111.6	108.8	99.1
Energy efficiency	37.2	35.0	33.6
Unamortized purchased gas adjustments	—	9.1	—
Other	44.1	47.2	38.4
Total Noncurrent Regulatory Assets	750.5	767.6	655.1
Total Regulatory Assets	$818.4	$846.2	$718.5
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$5.8	$5.8	$2.2
Unamortized purchased gas adjustments	19.9	26.2	6.1
Other	24.3	28.8	28.7
Total Current Regulatory Liabilities	50.0	60.8	37.0
Noncurrent:
Deferred taxes due to customers	177.0	179.8	169.8
Pension and postretirement benefit costs	147.5	142.3	27.1
Accrued cost of removal	38.7	41.6	59.4
Unamortized purchased gas adjustments	24.3	—	16.7
Other	30.3	35.3	90.4
Total Noncurrent Regulatory Liabilities	417.8	399.0	363.4
Total Regulatory Liabilities	$467.8	$459.8	$400.4

	December 31,	September 30,	December 31,
Spire Missouri	2019	2019	2018
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$21.9	$21.9	$21.9
Other	7.5	7.5	7.8
Total Current Regulatory Assets	29.4	29.4	29.7
Noncurrent:
Future income taxes due from customers	104.9	102.9	96.7
Pension and postretirement benefit costs	324.7	333.3	279.8
Energy efficiency	37.2	35.0	33.6
Unamortized purchased gas adjustments	—	9.1	—
Other	24.3	27.2	17.5
Total Noncurrent Regulatory Assets	491.1	507.5	427.6
Total Regulatory Assets	$520.5	$536.9	$457.3
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$3.6	$3.6	$—
Unamortized purchased gas adjustments	19.0	25.4	5.8
Other	19.8	23.3	14.8
Total Current Regulatory Liabilities	42.4	52.3	20.6
Noncurrent:
Deferred taxes due to customers	159.7	162.5	152.4
Pension and postretirement benefit costs	124.9	119.1	—
Accrued cost of removal	12.1	15.7	35.2
Unamortized purchased gas adjustments	24.3	—	16.7
Other	24.5	29.2	75.4
Total Noncurrent Regulatory Liabilities	345.5	326.5	279.7
Total Regulatory Liabilities	$387.9	$378.8	$300.3

	December 31,	September 30,	December 31,
Spire Alabama	2019	2019	2018
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$7.2	$7.3	$7.3
Unamortized purchased gas adjustments	8.8	17.7	1.6
Other	8.4	8.9	9.9
Total Current Regulatory Assets	24.4	33.9	18.8
Noncurrent:
Pension and postretirement benefit costs	74.9	77.2	63.0
Cost of removal	152.1	150.9	134.0
Other	3.2	3.1	3.2
Total Noncurrent Regulatory Assets	230.2	231.2	200.2
Total Regulatory Assets	$254.6	$265.1	$219.0
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$2.2	$2.2	$2.3
Other	0.2	1.2	7.9
Total Current Regulatory Liabilities	2.4	3.4	10.2
Noncurrent:
Pension and postretirement benefit costs	18.4	19.1	27.1
Other	3.9	3.9	3.5
Total Noncurrent Regulatory Liabilities	22.3	23.0	30.6
Total Regulatory Liabilities	$24.7	$26.4	$40.8

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	December 31,	September 30,	December 31,
	2019	2019	2018
Spire
Pension and postretirement benefit costs	$208.0	$211.1	$141.2
Future income taxes due from customers	111.6	108.8	99.1
Other	14.1	14.3	14.3
Total Regulatory Assets Not Earning a Return	$333.7	$334.2	$254.6

Spire Missouri
Pension and postretirement benefit costs	$208.0	$211.1	$141.2
Future income taxes due from customers	104.9	102.9	96.7
Other	14.1	14.3	14.3
Total Regulatory Assets Not Earning a Return	$327.0	$328.3	$252.2

Like all the Company’s regulatory assets, these regulatory assets are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC. Spire Alabama does not have any regulatory assets that are not earning a return.

On March 7, 2018, the MoPSC issued its order in two general rate cases (docketed as GR-2017-0215 and GR-2017-0216), approving new tariffs that became effective on April 19, 2018. Certain provisions of the order allow less future recovery of certain deferred or capitalized costs than estimated based upon previous rate proceedings, and management determined that the related regulatory assets should be written down or off in connection with the preparation of the financial statements for the second quarter of 2018. The charges totaled $38.4 for the year ended September 30, 2018 and are included primarily in operation and maintenance expense on the statements of income and in other cash flows from operating activities on the statements of cash flows. The after-tax reduction to net income and earnings per share was $23.6 and $0.49, respectively. On April 25, 2018, Spire Missouri filed an appeal of the MoPSC’s order related to the disallowance of certain pension costs incurred prior to 1997 ($28.8), real estate sold in 2014 ($1.8), and rate case expenses ($0.9) to Missouri’s Southern District Court of Appeals. On March 15, 2019, the appeal was denied by the Southern District Court of Appeals, and Spire Missouri requested review by the Missouri Supreme Court, which agreed to take the case. Oral arguments were made before the Missouri Supreme Court on January 29, 2020. The charges related to the long-standing pension and real estate assets, totaling $30.6, were excluded in the determination of 2018 net economic earnings.

Spire Missouri filed Infrastructure System Replacement Surcharge (ISRS) applications which were approved by the MoPSC and the costs associated therewith were included in new tariffs that went into effect from our last general rate cases on April 19, 2018.  Since the Company’s last rate cases, ISRS filings became effective on October 8, 2018, May 25, 2019 and November 16, 2019, bringing total authorized future annualized ISRS revenues for Spire Missouri to $29.2. On February 3, 2020, Spire Missouri filed new ISRS applications with the MoPSC for a total of $16.3, including $5.3 of ISRS revenues previously disallowed.

As reported last year, on November 19, 2019, the Missouri Western District Court of Appeals issued rulings (“ISRS rulings”) that determined certain capital investments in 2016 through 2018 were not eligible for recovery under the ISRS. The ISRS rulings upheld appeals by the Office of Public Counsel (OPC) that contested recovery of portions of Spire Missouri’s ISRS and overturned the three prior MoPSC decisions.

Spire Missouri strongly disagrees with the ISRS rulings and plans to vigorously defend its position. On January 2, 2020, Spire Missouri submitted Applications for Transfer to the Missouri Supreme Court. The MoPSC also submitted Applications for Transfer to the Missouri Supreme Court that advanced similar positions as Spire Missouri. The submission of the Applications will stay the effectiveness of the ISRS rulings pending the outcome of the Missouri Supreme Court’s decision whether to accept these rulings for review. If the Missouri Supreme Court decides not to review the lower court rulings, the cases would be remanded to the MoPSC, who would then define its process to review the facts and evidence supporting its earlier approval and determine the appropriate process to determine the appropriate refund, if any, that may be required.

Spire Missouri has recorded an estimate of the maximum impact of the ISRS rulings based on its interpretation of the rulings and evidence available. As of September 30, 2019, Spire Missouri recorded an estimated $12.2 regulatory liability for this matter by reducing revenue for fiscal year 2019. There were two components of this provision. The first related to a $4.2 refund ordered by the ISRS rulings for amounts collected prior to the last rate case, after which recoveries of related authorized revenues became part of base rates that went into effect in April 2018. The second component related to an estimate of $8.0 for revenues associated with the June 2018 ISRS filing that was approved by the MoPSC effective October 8, 2018. In the first quarter of fiscal 2020, an additional provision of $2.1 was recorded to the regulatory liability for ISRS revenues related to customer billings recorded during the quarter under this 2018 filing, along with a $0.5 provision for interest due on the entirety of the ISRS revenues in dispute if refunded. The after-tax impact of the first quarter provisions reduced net income by $2.0, which is excluded for the net economic earnings financial measure. In future periods, Spire Missouri will evaluate the need for an adjustment to the provisions based upon new information and further developments.

Similar appeals by both the Company and OPC are with the Missouri Western District Court of Appeals for the ISRS filings in both January 2019 and July 2019.

In January 2020, legislation was introduced in both the Missouri House and Senate to clarify language in the statute governing ISRS mechanism.  Specifically, the bills seek to ensure we can continue to upgrade our infrastructure, enhance its safety and reliability, and secure timely recovery of costs incurred.

As part of their annual updates for RSE, on November 25, 2019, Spire Alabama and Spire Gulf filed an increase for rate year 2020 of $5.9 and $1.6, respectively, which became effective December 1, 2019. In addition, Spire Alabama was granted authority to begin an off-system sales and capacity release sharing program similar to the program currently in place at Spire Missouri.

On November 21, 2019, the Federal Energy Regulatory Commission (FERC) issued an Order on Rehearing of its August 3, 2018 order issuing a certificate of public convenience and necessity to Spire STL Pipeline LLC. In the Order on Rehearing, the FERC dismissed or denied the outstanding requests for rehearing filed by several parties, dismissed the request for stay filed by one party and noted the withdrawal of the request for rehearing by another party. On January 21, 2020, two of the rehearing parties timely filed petitions for review of the FERC’s orders with the Court of Appeals for the District of Columbia Circuit.

5. FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring October 31, 2023. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment, with commitments fees applied for each borrower relative to its credit rating. Spire may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on December 31, 2019, total debt was 55% of total capitalization for the consolidated Company, 50% for Spire Missouri, and 41% for Spire Alabama. There were no borrowings against this credit facility as of December 31, 2019, September 30, 2019, or December 31, 2018.

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

Information about Spire’s consolidated short-term borrowings and about Spire Missouri’s and Spire Alabama’s borrowings from Spire is presented in the following table. As of December 31, 2019, $373.2 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire CP Program Borrowings	Spire Missouri Borrowings from Spire	Spire Alabama Borrowings from Spire
Three Months Ended December 31, 2019
Weighted average borrowings outstanding	$727.7	$331.1	$115.0
Weighted average interest rate	2.2%	2.2%	2.2%
Range of borrowings outstanding	$510.9 – $856.6	$239.4 – $429.5	$43.8 – $161.3
As of December 31, 2019
Borrowings outstanding	$518.9	$288.1	$67.1
Weighted average interest rate	2.1%	2.1%	2.1%
As of September 30, 2019
Borrowings outstanding	$743.2	$386.4	$128.7
Weighted average interest rate	2.3%	2.3%	2.3%
As of December 31, 2018
Borrowings outstanding	$626.1	$308.0	$164.2
Weighted average interest rate	3.1%	3.1%	3.1%

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary covenants and default provisions. As of December 31, 2019, there were no events of default under these covenants.

Interest expense shown on Spire’s consolidated statements of income and Spire Missouri’s statements of comprehensive income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended December 31,
	2019	2018
Spire	$2.2	$1.2
Spire Missouri	0.3	0.5
Spire Alabama	0.6	—

On November 12, 2019, Spire Missouri issued and sold to certain institutional purchasers in a private placement $275.0 of 2.84% first mortgage bonds due November 15, 2029. Interest is payable semi-annually. The bonds are secured by a mortgage and deed of trust and rank equal in right to payment with all Spire Missouri’s other first mortgage bonds. Spire Missouri used the proceeds to repay its $100.0 floating-rate note and for other general corporate purposes.

On December 2, 2019, Spire Alabama issued and sold to certain institutional investors in a private placement $100.0 of 2.88% Series 2019B Senior Notes due December 1, 2029. Interest is payable semi-annually. The notes are senior unsecured obligations of Spire Alabama and rank equal in right to payment with all its other senior unsecured indebtedness. Spire Alabama used the proceeds to repay short-term debt and for general corporate purposes.

On December 23, 2019, Spire STL Pipeline issued and sold notes to certain institutional investors in a $135.0 private placement. Interest is payable semi-annually at 2.95%, and principal repayment is scheduled annually in accordance with a 15-year amortization schedule with an average life of 9.2 years. Proceeds were used to repay short-term debt.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of December 31, 2019, September 30, 2019, or December 31, 2018.

The carrying amounts of cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 7, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of December 31, 2019
Cash and cash equivalents	$21.5	$21.5	$21.5	$—
Notes payable	518.9	518.9	—	518.9
Long-term debt, including current portion	2,529.7	2,765.9	—	2,765.9
As of September 30, 2019
Cash and cash equivalents	$5.8	$5.8	$5.8	$—
Notes payable	743.2	743.2	—	743.2
Long-term debt, including current portion	2,122.6	2,373.4	—	2,373.4
As of December 31, 2018
Cash and cash equivalents	$8.4	$8.4	$8.4	$—
Notes payable	626.1	626.1	—	626.1
Long-term debt, including current portion	2,167.0	2,133.9	—	2,133.9

Spire Missouri
As of December 31, 2019
Cash and cash equivalents	$9.3	$9.3	$9.3	$—
Notes payable – associated companies	288.1	288.1	—	288.1
Long-term debt	1,098.6	1,234.9	—	1,234.9
As of September 30, 2019
Cash and cash equivalents	$2.6	$2.6	$2.6	$—
Notes payable – associated companies	386.4	386.4	—	386.4
Long-term debt	925.0	1,065.2	—	1,065.2
As of December 31, 2018
Cash and cash equivalents	$4.9	$4.9	$4.9	$—
Notes payable – associated companies	308.0	308.0	—	308.0
Long-term debt, including current portion	974.5	997.3	—	997.3

Spire Alabama
As of December 31, 2019
Notes payable – associated companies	$67.1	$67.1	$—	$67.1
Long-term debt, including current portion	511.7	572.8	—	572.8
As of September 30, 2019
Notes payable – associated companies	$128.7	$128.7	$—	$128.7
Long-term debt, including current portion	412.2	474.8	—	474.8
As of December 31, 2018
Notes payable – associated companies	$164.2	$164.2	$—	$164.2
Long-term debt	322.6	311.3	—	311.3

7. FAIR VALUE MEASUREMENTS

The information presented below categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of December 31, 2019, September 30, 2019, and December 31, 2018, consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2019
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$21.2	$—	$—	$—	$21.2
Gas Marketing:
NYMEX/ICE natural gas contracts	0.6	4.9	—	(5.3)	0.2
Natural gas commodity contracts	—	20.6	—	(4.4)	16.2
Other:
U.S. stock/bond mutual funds	16.6	—	—	—	16.6
Total	$38.4	$25.5	$—	$(9.7)	$54.2
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$16.0	$—	$—	$(16.0)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.4	8.0	—	(8.4)	—
Natural gas commodity contracts	—	19.5	1.5	(4.4)	16.6
Other:
Interest rate swaps	—	24.5	—	—	24.5
Total	$16.4	$52.0	$1.5	$(28.8)	$41.1

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2019
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.5	$—	$—	$—	$20.5
Gas Marketing:
NYMEX/ICE natural gas contracts	0.9	6.5	—	(6.9)	0.5
Natural gas commodity contracts	—	16.8	—	(2.5)	14.3
Other:
U.S. stock/bond mutual funds	15.5	—	—	—	15.5
Total	$36.9	$23.3	$—	$(9.4)	$50.8
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$12.3	$—	$—	$(12.3)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.4	8.5	—	(8.9)	—
Natural gas commodity contracts	—	13.8	0.1	(2.5)	11.4
Other:
Interest rate swaps	—	43.4	—	—	43.4
Total	$12.7	$65.7	$0.1	$(23.7)	$54.8

As of December 31, 2018
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$18.3	$—	$—	$—	$18.3
NYMEX/ICE natural gas contracts	1.2	—	—	(1.2)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	11.9	—	(9.3)	2.8
Natural gas commodity contracts	—	30.8	—	(8.3)	22.5
Other:
U.S. stock/bond mutual funds	12.5	—	—	—	12.5
Total	$32.2	$42.7	$—	$(18.8)	$56.1
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.6	8.8	—	(9.4)	—
Natural gas commodity contracts	—	25.1	0.3	(8.3)	17.1
Other:
Interest rate swaps	—	7.5	—	—	7.5
Total	$1.5	$41.4	$0.3	$(18.6)	$24.6

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2019
ASSETS
U.S. stock/bond mutual funds	$21.2	$—	$—	$—	$21.2
LIABILITIES
NYMEX/ICE natural gas contracts	$16.0	$—	$—	$(16.0)	$—

As of September 30, 2019
ASSETS
U.S. stock/bond mutual funds	$20.5	$—	$—	$—	$20.5
LIABILITIES
NYMEX/ICE natural gas contracts	$12.3	$—	$—	$(12.3)	$—

As of December 31, 2018
ASSETS
U.S. stock/bond mutual funds	$18.3	$—	$—	$—	$18.3
NYMEX/ICE natural gas contracts	1.2	—	—	(1.2)	—
Total	$19.5	$—	$—	$(1.2)	$18.3
LIABILITIES
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—

Spire Alabama

Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of December 31, 2019, September 30, 2018, and December 31, 2018, Spire Alabama had no outstanding derivative contracts.

8. CONCENTRATIONS OF CREDIT RISK

Spire’s Gas Utility segment serves 1.7 million customers in three states across multiple rate classes resulting in a significant amount of revenue diversity. Credit risk is mitigated by the high percentage of residential customers as well as the geographic diversity of the Utilities, though customers for each Utility are concentrated in a single state.

A significant portion of Spire Marketing’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guaranties. In addition, Spire Marketing may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry with whom it conducts both sales and purchases of natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in its accounts receivable attributable to energy producers and their marketing affiliates totaled $20.9 at December 31, 2019 ($11.7 reflecting netting arrangements). Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $84.2 at December 31, 2019 ($75.4 reflecting netting arrangements).

Spire Marketing also has concentrations of credit risk with pipeline companies associated with its natural gas receivable and with certain individually significant counterparties. At December 31, 2019, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $33.6 ($30.7 reflecting netting arrangements). Of these five counterparties, two are investment-grade rated utilities. Of the three that are not rated, one has its outstanding credit guaranteed by a creditworthy subsidiary of an investment-grade rated company, another is not rated but each of its owners is investment-grade, and the third has its outstanding credit supported by a parental guaranty.

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

The net periodic pension cost included the following components:

	Three Months Ended December 31,
	2019	2018
Spire
Service cost – benefits earned during the period	$5.5	$4.8
Interest cost on projected benefit obligation*	5.9	7.1
Expected return on plan assets*	(9.2)	(9.1)
Amortization of prior service credit*	(0.6)	(0.3)
Amortization of actuarial loss*	3.7	2.3
Subtotal	5.3	4.8
Regulatory adjustment	9.6	9.9
Net pension cost	$14.9	$14.7

Spire Missouri
Service cost – benefits earned during the period	$3.8	$3.1
Interest cost on projected benefit obligation*	4.2	5.0
Expected return on plan assets*	(6.6)	(6.4)
Amortization of prior service cost*	—	0.2
Amortization of actuarial loss*	2.9	2.1
Subtotal	4.3	4.0
Regulatory adjustment	7.7	8.0
Net pension cost	$12.0	$12.0

Spire Alabama
Service cost – benefits earned during the period	$1.5	$1.5
Interest cost on projected benefit obligation*	1.2	1.5
Expected return on plan assets*	(1.7)	(1.8)
Amortization of prior service credit*	(0.6)	(0.4)
Amortization of actuarial loss*	0.8	0.2
Subtotal	1.2	1.0
Regulatory adjustment	1.7	1.7
Net pension cost	$2.9	$2.7

* Denotes pension expense line items that are recorded below the operating income line in the income statements, in the line item “Other Income (Expense), Net.”

Pursuant to the provisions of the Missouri Utilities’ and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the first quarter of both fiscal 2020 and fiscal 2019, no pension plans met the criteria for settlement recognition.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2020 contributions to Spire Missouri’s pension plans through December 31, 2019 were $4.1 to the qualified trusts and none to non-qualified plans. There were $1.6 of fiscal 2020 contributions to the Spire Alabama pension plans through December 31, 2019.

Contributions to the qualified trusts of the Missouri Utilities’ pension plans for the remainder of fiscal 2020 are anticipated to be $24.9. Contributions to Spire Alabama’s pension plans are expected to be $11.5 for the remainder of fiscal 2020.

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

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended December 31,
	2019	2018
Spire
Service cost – benefits earned during the period	$1.4	$1.9
Interest cost on accumulated postretirement benefit obligation*	1.6	2.3
Expected return on plan assets*	(4.1)	(4.1)
Amortization of prior service credit*	(0.2)	—
Amortization of actuarial gain*	(0.5)	(0.1)
Subtotal	(1.8)	—
Regulatory adjustment	4.0	2.4
Net postretirement benefit cost	$2.2	$2.4

Spire Missouri
Service cost – benefits earned during the period	$1.3	$1.7
Interest cost on accumulated postretirement benefit obligation*	1.2	1.7
Expected return on plan assets*	(2.8)	(2.8)
Amortization of prior service (credit) cost*	(0.1)	0.1
Amortization of actuarial gain*	(0.5)	(0.1)
Subtotal	(0.9)	0.6
Regulatory adjustment	4.4	2.9
Net postretirement benefit cost	$3.5	$3.5

Spire Alabama
Service cost – benefits earned during the period	$0.1	$0.1
Interest cost on accumulated postretirement benefit obligation*	0.3	0.5
Expected return on plan assets*	(1.2)	(1.2)
Amortization of prior service credit*	(0.1)	(0.1)
Subtotal	(0.9)	(0.7)
Regulatory adjustment	(0.4)	(0.5)
Net postretirement benefit income	$(1.3)	$(1.2)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through December 31, 2019 for the Missouri Utilities or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

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

Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Spire Missouri and Spire Alabama, sales of natural gas from Spire Missouri to Spire Marketing, propane transportation services provided by Spire NGL Inc. to Spire Missouri, and propane storage services provided by Spire Missouri to Spire NGL Inc.

Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative, or GAAP standard-setting actions. In fiscal 2020, this includes provisions for the ISRS rulings discussed in Note 4, Regulatory Matters.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2019
Operating Revenues:
Revenues from external customers	$530.6	$32.3	$4.0	$—	$566.9
Intersegment revenues	0.1	—	7.1	(7.2)	—
Total Operating Revenues	530.7	32.3	11.1	(7.2)	566.9
Operating Expenses:
Gas Utility
Natural and propane gas	241.5	—	—	(26.9)	214.6
Operation and maintenance	108.6	—	—	(2.6)	106.0
Depreciation and amortization	46.4	—	—	—	46.4
Taxes, other than income taxes	37.9	—	—	—	37.9
Total Gas Utility Operating Expenses	434.4	—	—	(29.5)	404.9
Gas Marketing and Other	—	27.9	9.5	22.3	59.7
Total Operating Expenses	434.4	27.9	9.5	(7.2)	464.6
Operating Income	$96.3	$4.4	$1.6	$—	$102.3
Net Economic Earnings (Loss)	$69.1	$6.1	$(3.4)	$—	$71.8

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2018
Operating Revenues:
Revenues from external customers	$573.8	$25.8	$2.4	$—	$602.0
Intersegment revenues	1.4	—	3.0	(4.4)	—
Total Operating Revenues	575.2	25.8	5.4	(4.4)	602.0
Operating Expenses:
Gas Utility
Natural and propane gas	291.8	—	—	(40.1)	251.7
Operation and maintenance	104.9	—	—	(2.4)	102.5
Depreciation and amortization	43.7	—	—	—	43.7
Taxes, other than income taxes	39.2	—	—	—	39.2
Total Gas Utility Operating Expenses	479.6	—	—	(42.5)	437.1
Gas Marketing and Other	—	13.3	8.4	38.1	59.8
Total Operating Expenses	479.6	13.3	8.4	(4.4)	496.9
Operating Income (Loss)	$95.6	$12.5	$(3.0)	$—	$105.1
Net Economic Earnings (Loss)	$66.4	$8.3	$(8.8)	$—	$65.9

The Company’s total assets by segment were as follows:

	December 31,	September 30,	December 31,
	2019	2019	2018
Total Assets:
Gas Utility	$6,306.0	$6,094.6	$5,843.7
Gas Marketing	242.7	212.3	416.7
Other	2,450.5	2,692.7	2,535.6
Eliminations	(1,038.2)	(1,380.4)	(1,563.8)
Total Assets	$7,961.0	$7,619.2	$7,232.2

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended December 31,
	2019	2018
Net Income	$67.0	$67.3
Adjustments, pre-tax:
Provision for ISRS rulings	2.6	—
Unrealized loss (gain) on energy-related derivatives	3.7	(2.2)
Acquisition, divestiture and restructuring activities	—	0.4
Income tax effect of adjustments	(1.5)	0.4
Net Economic Earnings	$71.8	$65.9

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2032, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2019, are estimated at $1,554.6, $690.3, and $239.3 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

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

Spire Missouri

Spire Missouri has identified three former MGP sites in the city of St. Louis, Missouri (the “City”) where costs have been incurred and claims have been asserted. Spire Missouri has enrolled two of the sites in the Missouri Department of Natural Resources (MDNR) Brownfields/Voluntary Cleanup Program (BVCP). The third site is the result of a relatively new claim assertion by the United States Environmental Protection Agency (EPA).

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

Spire Missouri has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with these MGP sites. While some of the insurers have denied coverage and reserved their rights, Spire Missouri retains the right to seek potential reimbursements from them.

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

12. LEASES

The lease agreement covering the Company’s primary office space in St. Louis extends through February 2035, with an option to renew for an additional five years. Spire Alabama currently has leased office space in two buildings in Birmingham; one lease expires in 2020 and the other extends through January 2024. The lease agreement covering Spire Marketing and Spire Storage office space in Houston extends through December 2028, with options to terminate three years earlier or to renew for an additional five years. The St. Louis and Houston renewals are reasonably certain and are included in the lease term used to determine the right-of use assets and lease liabilities. The Company and its subsidiaries have other relatively minor rental arrangements for real estate and equipment with remaining terms of up to eleven years.

Operating lease cost, cash flow and noncash information for the three months ended December 31, 2019 are shown in the following table.

	Spire	Spire Missouri	Spire Alabama
Operating lease cost, including amounts capitalized	$2.4	$0.2	$1.0
Cash flow and noncash information about operating leases:
Operating cash flows representing cash paid for amounts included in the measurement of lease liabilities	2.3	0.2	1.0
Right-of-use assets obtained in exchange for lease liabilities	71.1	2.1	10.0

The following table shows balance sheet and weighted-average information about operating leases as of December 31, 2019.

	Balance sheet classification	Spire	Spire Missouri	Spire Alabama
Right-of-use assets	Deferred Charges and Other Assets: Other	$69.3	$1.9	$9.0
Lease liabilities, current	Current Liabilities, Other	7.3	0.3	2.6
Lease liabilities, noncurrent	Deferred Credits and Other Liabilities: Other	61.8	1.6	6.1
Weighted-average remaining lease term		16.2 years	6.0 years	3.8 years
Weighted-average discount rate		4.1%	2.5%	2.2%

Following is a maturity analysis by fiscal year for operating lease liabilities as of December 31, 2019.

	Spire	Spire Missouri	Spire Alabama
Remainder of 2020	$5.6	$0.2	$2.1
2021	7.2	0.4	2.1
2022	7.2	0.4	2.1
2023	7.2	0.3	2.1
2024	5.8	0.3	0.7
2025	5.1	0.3	—
Thereafter	58.4	0.2	—
Total undiscounted lease payments	96.5	2.1	9.1
Less present value discount	(27.4)	(0.2)	(0.4)
Total current and noncurrent lease liabilities	$69.1	$1.9	$8.7

As of September 30, 2019, the annual minimum rental commitments for operating leases (under ASC 840) were as follows.

	2020	2021	2022	2023	2024	Later	Total
Spire	$8.2	$7.0	$6.8	$6.1	$4.8	$36.5	$69.4
Spire Missouri	0.5	0.2	—	—	—	—	0.7
Spire Alabama	2.9	2.1	2.1	2.1	0.7	—	9.9

There are no significant finance leases, short-term leases, subleases, variable lease payments, residual value guarantees, restrictions or covenants pertaining to leases.

The Company elected, for all asset classes, not to recognize right-of-use assets and lease liabilities for short-term leases. Instead, the lease payments are recognized in profit or loss on a straight-line basis over the lease term and variable lease payments are recognized in the period in which the obligation for those payments is incurred. The Company elected, for all asset classes, not to separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

The discount rate used for all the leases is the applicable incremental borrowing rate, which is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. For a subsidiary lessee, the rate applicable to the subsidiary is used unless the lease terms are influenced by parent credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per unit and per share amounts)

This section analyzes the financial condition and results of operations of Spire Inc. (the “Company”), Spire Missouri Inc., and Spire Alabama Inc. Spire Missouri, Spire Alabama and Spire EnergySouth are wholly owned subsidiaries of the Company. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth are collectively referred to as the “Utilities.” The subsidiaries of Spire EnergySouth are Spire Gulf and Spire Mississippi. This section includes management’s view of factors that affect the respective businesses of the Company, Spire Missouri and Spire Alabama, explanations of financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company’s, Spire Missouri’s and Spire Alabama’s overall financial condition and liquidity.

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

•	Acquisitions may not achieve their intended results;
•	Legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting:
▪	allowed rates of return,
▪	incentive regulation,
▪	industry structure,
▪	purchased gas adjustment provisions,
▪	rate design structure and implementation,
▪	capital structures established for rate-setting purposes,
▪	regulatory assets,
▪	non-regulated and affiliate transactions,
▪	franchise renewals,
▪	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety,
▪	taxes,
▪	pension and other postretirement benefit liabilities and funding obligations, or
▪	accounting standards;
•	The results of litigation;
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

Gas Utility - Spire Missouri

Spire Missouri is Missouri’s largest natural gas distribution utility and is regulated by the MoPSC. Spire Missouri serves St. Louis and eastern Missouri through Spire Missouri East and serves Kansas City and western Missouri through Spire Missouri West. Spire Missouri purchases natural gas in the wholesale market from producers and marketers and ships the gas through interstate pipelines into its own distribution facilities for sale to residential, commercial and industrial customers. Spire Missouri also transports gas through its distribution system for certain larger customers who buy their own gas on the wholesale market. Spire Missouri delivers natural gas to customers at rates and in accordance with tariffs authorized by the MoPSC. The earnings of Spire Missouri are primarily generated by the sale of heating energy. The rate design for each service territory serves to lessen the impact of weather volatility on its customers during cold winters and stabilize Spire Missouri’s earnings.

Gas Utility - Spire Alabama

Spire Alabama is the largest natural gas distribution utility in the state of Alabama and is regulated by the APSC. Spire Alabama’s service territory is located in central and northern Alabama. Among the cities served by Spire Alabama are Birmingham, the center of the largest metropolitan area in the state, and Montgomery, the state capital. Spire Alabama purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial and industrial customers, and other end-users of natural gas. Spire Alabama also provides transportation services to large industrial and commercial customers located on its distribution system. These transportation customers, using Spire Alabama as their agent or acting on their own, purchase gas directly from marketers or suppliers and arrange for delivery of the gas into the Spire Alabama distribution system. Spire Alabama charges a fee to transport such customer-owned gas through its distribution system to the customers’ facilities.

Gas Utility - Spire EnergySouth

Spire Gulf and Spire Mississippi are utilities engaged in the purchase, retail distribution and sale of natural gas to approximately 100,000 customers in southern Alabama and south-central Mississippi. Spire Gulf is regulated by the APSC, and Spire Mississippi is regulated by the MSPSC.

Gas Marketing

Spire Marketing is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. Spire Marketing markets natural gas across the central and southern U.S. It holds firm transportation and storage contracts in order to effectively manage its transactions with counterparties, which primarily include producers, municipalities, electric and gas utility companies, and large commercial and industrial customers.

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

Spire STL Pipeline is a wholly owned subsidiary of Spire which owns and operates a 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. The pipeline is under the jurisdiction of the Federal Energy Regulatory Commission (FERC) and is capable of delivering up to 4 million therms per day of natural gas into eastern Missouri. Spire Missouri is the foundation shipper with a contractual commitment of 3.5 million therms per day. The pipeline was primarily constructed during fiscal 2019. In November 2019, Spire STL Pipeline received final authorization from the FERC and placed the pipeline into service.

Spire Storage is engaged in the storage of natural gas in the Western region of the United States. The facility consists of two storage fields operating under one FERC market-based rate tariff. We continue to analyze the fields’ capacity and injection/withdrawal capabilities as we invest to ensure reliable operations for this winter and improve profitability. Future development of Spire Storage would entail additional investments to increase injection, withdrawal and storage capacity and enhance connectivity within the facilities and with interconnected interstate pipelines.

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

Net Economic Earnings and Net Economic Earnings Per Share

Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. In the quarter ended December 31, 2019, this included a provision for refunds to customers of amounts collected under MoPSC-approved orders as a result of the November 2019 Infrastructure System Replacement Surcharge (ISRS) rulings discussed in Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1. In addition, net economic earnings per share excludes the impact, in the fiscal year of issuance, of shares issued to finance acquisitions that have yet to be included in net economic earnings.

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

EARNINGS – THREE MONTHS ENDED DECEMBER 31, 2019

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Three Months Ended December 31, 2019
Net Income (Loss) [GAAP]	$67.1	$3.3	$(3.4)	$67.0	$1.24
Adjustments, pre-tax:
Provision for ISRS rulings	2.6	—	—	2.6	0.05
Unrealized loss on energy-related derivatives	—	3.7	—	3.7	0.07
Income tax effect of adjustments*	(0.6)	(0.9)	—	(1.5)	(0.03)
Net Economic Earnings (Loss) [Non-GAAP]	$69.1	$6.1	$(3.4)	$71.8	$1.33

Three Months Ended December 31, 2018
Net Income (Loss) [GAAP]	$66.4	$10.0	$(9.1)	$67.3	$1.32
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	—	(2.2)	—	(2.2)	(0.04)
Acquisition, divestiture and restructuring activities	—	—	0.4	0.4	0.01
Income tax effect of adjustments*	—	0.5	(0.1)	0.4	0.01
Net Economic Earnings (Loss) [Non-GAAP]	$66.4	$8.3	$(8.8)	$65.9	$1.30

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

Consolidated

Spire had net income of $67.0 for the three months ended December 31, 2019, compared with net income of $67.3 for the three months ended December 31, 2018. Basic and diluted earnings per share for the three months ended December 31, 2019 were $1.24, compared with basic earnings per share of $1.33 and diluted earnings per share of $1.32 for the three months ended December 31, 2018. Net income was flat versus the prior-year period, reflecting a $6.7 decrease in the Gas Marketing segment, mostly offset by a $5.7 lower loss in Other and slightly higher earnings in the Gas Utility segment. The Gas Marketing decrease represents a $5.9 ($4.5 after-tax) decline related to derivative activity and fair value measurements, combined with lower contribution margin. Other benefited from STL Pipeline coming online in the current quarter, combined with a smaller loss from Spire Storage, and lower interest expense. Gas Utility net income growth was negatively impacted by the $2.0 after-tax provision booked for the ISRS rulings provision in the current quarter.

Spire’s net economic earnings were $71.8 ($1.33 per diluted share) for the three months ended December 31, 2019, an increase of $5.9 from the $65.9 ($1.30 per diluted share) reported for the same period in the prior year. For the current quarter both net income per share and net economic earnings per share were reduced by approximately $0.07 per share due to dividends earned from the $250.0 in preferred shares that were issued in May 2019. Dividends on cumulative preferred shares are deducted from net income in the calculation of earnings per common share.

The principal drivers of the increase in net economic earnings were the $5.4 and $2.7 increases from Other and Gas Utility, respectively, partly offset by a $2.2 decrease in Gas Marketing, as reflected in the table. These impacts are described in further detail below.

Gas Utility

For the three months ended December 31, 2019, net economic earnings for the Gas Utility segment increased $2.7 from the first quarter of the prior year, primarily due to a $2.9 increase at Spire Alabama. The increase at Spire Alabama was primarily driven by higher contribution margins, partly offset by higher operating and maintenance (“O&M”) expenses and depreciation. Net economic earnings at Spire Missouri were essentially flat versus the prior-year quarter, as warmer weather restrained contribution margin and both O&M and depreciation expenses trended higher in the current year. These impacts are discussed in further detail below.

Gas Marketing

For the three months ended December 31, 2019, net economic earnings for the Gas Marketing segment were $6.1, a decrease of $2.2 compared with the first quarter of the prior year. The decrease in the current-year period was primarily driven by the increased costs of incremental transportation capacity and narrower basis differentials in the market, partly offset by the higher volumes from our continued business expansion.

Other

For the three months ended December 31, 2019, net economic loss for Other decreased $5.4 compared with the first quarter last year. This decrease reflects a $2.3 earnings increase due to the Spire STL Pipeline being completed and coming online during this quarter, a $0.7 lower loss associated with Spire Storage and lower interest expense due to lower net debt levels and slightly favorable short-term rates.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2019
Operating Income [GAAP]	$96.3	$4.4	$1.6	$—	$102.3
Operation and maintenance expenses	108.6	3.1	7.9	(3.0)	116.6
Depreciation and amortization	46.4	—	1.1	—	47.5
Taxes, other than income taxes	37.9	0.3	0.4	—	38.6
Less: Gross receipts tax expense	(24.6)	—	—	—	(24.6)
Contribution Margin [Non-GAAP]	264.6	7.8	11.0	(3.0)	280.4
Natural and propane gas costs	241.5	24.5	0.1	(4.2)	261.9
Gross receipts tax expense	24.6	—	—	—	24.6
Operating Revenues	$530.7	$32.3	$11.1	$(7.2)	$566.9

Three Months Ended December 31, 2018
Operating Income (Loss) [GAAP]	$95.6	$12.5	$(3.0)	$—	$105.1
Operation and maintenance expenses	104.9	2.6	7.4	(2.7)	112.2
Depreciation and amortization	43.7	—	0.5	—	44.2
Taxes, other than income taxes	39.2	0.2	0.4	—	39.8
Less: Gross receipts tax expense	(25.9)	—	—	—	(25.9)
Contribution Margin [Non-GAAP]	257.5	15.3	5.3	(2.7)	275.4
Natural and propane gas costs	291.8	10.5	0.1	(1.7)	300.7
Gross receipts tax expense	25.9	—	—	—	25.9
Operating Revenues	$575.2	$25.8	$5.4	$(4.4)	$602.0

Consolidated

As shown in the table above, Spire reported operating revenue of $566.9 for the three months ended December 31, 2019, a decrease of $35.1 compared with the same period in the prior year. This decrease was due to a $44.5 reduction in the Gas Utility segment, which was partly offset by a $6.5 increase in Gas Marketing and a $5.7 increase in Other. Spire’s contribution margin increased $5.0 compared with last year, as increases in the Gas Utility segment of $7.1 and $5.7 for Other were partly offset by a $7.5 decrease in the Gas Marketing segment. Depreciation and amortization expenses were up $2.7 in the Gas Utility segment, reflecting the higher overall capital investments across all utilities. Gas Utility O&M expenses in the quarter were $3.7 higher than the prior-year quarter, primarily driven by a $2.2 increase in field distribution and maintenance expense and an increase in bad debt expense. These impacts are described in further detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the three months ended December 31, 2019, were $530.7, or $44.5 lower than the same period in the prior year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA cost recoveries	$(26.2)
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(23.3)
Spire Missouri and Spire Alabama – Off-system sales and capacity release, net	(5.3)
Spire Alabama – RSE: Giveback	4.1
Spire Alabama – RSE: Annual rate renewal	2.8
Spire Missouri – ISRS, net of ISRS rulings provision	2.2
All other factors	1.2
Total Variation	$(44.5)

The decrease in revenues was primarily driven by lower gas cost recoveries, lower volumetric usage, and lower off-system sales at Spire Missouri that were partly offset by the commencement of off-system sales in the quarter by Spire Alabama. These negative impacts were only partly offset by the favorable $4.1 RSE adjustment and $2.8 RSE annual rate renewal at Spire Alabama, combined with Spire Missouri’s net ISRS revenues (after recording provision for ISRS rulings).

Contribution Margin – Gas Utility contribution margin was $264.6 for the three months ended December 31, 2019, a $7.1 increase over the same period in the prior year. The increase was attributable to the following factors:

Spire Alabama – RSE: Giveback	$3.9
Spire Alabama – RSE: Annual rate renewal	2.5
Spire Missouri – ISRS, net of ISRS rulings provision	2.2
All other factors	2.3
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(3.8)
Total Variation	$7.1

The increase in contribution margin was primarily attributable to a prior-year RSE adjustment of $3.9, in conjunction with a $2.5 increase due to RSE annual rate renewal at Spire Alabama, combined with Spire Missouri’s net ISRS amounts (after recording provision for ISRS rulings), partly offset by volumetric usage net of weather mitigation.

Operating Expenses – O&M expenses for the three months ended December 31, 2019 were $3.7 higher than the same period in the prior year primarily driven by higher field distribution, maintenance, and bad debt expense. The increase reflects a $2.4 increase at Spire Missouri, combined with a $0.8 increase at Spire Alabama. Depreciation and amortization expenses for the three months ended December 31, 2019 were $2.7 higher than the same period in the prior year primarily driven by higher levels of capital expenditures across all the Utilities.

Gas Marketing

Operating Revenues – Operating revenues increased $6.5 versus the prior-year period as higher volumetric gas sales were partly offset by the impact of lower general pricing this quarter versus the prior year quarter. Average pricing for the three months ended December 31, 2019, was approximately $2.25/MMBtu versus approximately $3.51/MMBtu for the quarter ended December 31, 2018.

Contribution Margin – Gas Marketing contribution margin during the three months ended December 31, 2019 decreased $7.5 from the same period in the prior year, largely reflecting a $5.9 ($4.5 after-tax) decline in derivative activity and fair value measurements excluded from net economic earnings. Excluding these losses, margins decreased by $1.6 from the prior year, as higher volumes associated with the segment’s business expansion were offset by the costs of incremental transportation capacity and the impact of lower basis differentials.

Interest Charges

Consolidated interest charges during the three months ended December 31, 2019, increased by $0.8 from the same period in the prior year. The increase was primarily driven by net long-term debt issuances at the Gas Utilities and Spire STL Pipeline and higher average levels of short-term borrowings that were partly offset by lower short-term rates. For the three months ended December 31, 2019 and 2018, average short-term borrowings were $727.7 and $622.9, respectively, and the average interest rates on these borrowings were 2.2% and 2.7%, respectively.

Income Taxes

Consolidated income tax for the three months ended December 31, 2019 versus the same period in the prior year reflects slightly lower effective tax rates in the current year quarter versus the prior year, along with the change in pre-tax income.

Spire Missouri

	Three Months Ended December 31,
	2019	2018
Operating Income [GAAP]	$67.0	$71.4
Operation and maintenance expenses	65.5	63.1
Depreciation and amortization	29.0	27.2
Taxes, other than income taxes	26.7	28.1
Less: Gross receipts tax expense	(17.2)	(18.5)
Contribution Margin [Non-GAAP]	171.0	171.3
Natural and propane gas costs	185.8	223.4
Gross receipts tax expense	17.2	18.5
Operating Revenues	$374.0	$413.2
Net Income	$48.0	$51.2

Operating revenues for the three months ended December 31, 2019, decreased $39.2 from the same period in the prior year primarily due to $23.3 lower gas cost recoveries and an $11.7 decrease in volumetric usage (net of weather mitigation) resulting from warmer weather in the current year quarter. A further $5.7 reduction was attributable to lower off-system sales in the current year versus the prior-year quarter. A net increase (after ISRS ruling provision of $2.1) of ISRS revenues totaling $2.2 only partly offset these negative impacts. Contribution margin for the three months ended December 31, 2019, decreased $0.3 from the same period in the prior year, largely due to the lower volumetric usage of $2.7, partly offset by ISRS amounts mentioned above.

O&M expenses for the three months ended December 31, 2019 increased $2.4 primarily due to higher field distribution costs and bad debt expense. Depreciation and amortization increased $1.8 in the current quarter versus the prior-year quarter due to higher capital investments.

Degree days in Spire Missouri’s service areas during the three months ended December 31, 2019, were 3% colder than normal but 6% warmer than the same period last year, resulting in lower usage on a year-over-year comparative basis. The Missouri Utilities’ total system therms sold and transported were 556.1 million for the three months ended December 31, 2019, compared with 589.0 million for the same period in the prior year. Total off-system therms sold and transported were 8.7 million for the three months ended December 31, 2019, compared with 23.1 million for the same period last year.

Resulting net income for the quarter ended December 31, 2019 decreased $3.2 versus the prior-year quarter.

Spire Alabama

	Three Months Ended December 31,
	2019	2018
Operating Income [GAAP]	$20.9	$17.1
Operation and maintenance expenses	35.2	34.4
Depreciation and amortization	14.3	13.6
Taxes, other than income taxes	8.8	8.9
Less: Gross receipts tax expense	(6.2)	(6.3)
Contribution Margin [Non-GAAP]	73.0	67.7
Natural and propane gas costs	47.0	59.5
Gross receipts tax expense	6.2	6.3
Operating Revenues	$126.2	$133.5
Net Income	$13.2	$10.3

Operating revenues for the three months ended December 31, 2019, decreased $7.3 from the same period in the prior year. The change in operating revenue was driven principally by lower current-year volumetric usage impacts of $11.6, and a $2.9 decrease in gas cost recoveries versus the prior year, offset by a prior-year RSE adjustment of $4.1 that did not repeat and $2.8 due to the RSE annual rate renewal. Contribution margin increased $5.3, primarily due to $3.9 attributable to the RSE adjustment and $2.5 to the RSE annual rate renewal more than offsetting weather-related impacts.

O&M expenses for the three months ended December 31, 2019 increased only $0.8 versus the prior-year quarter. Depreciation and amortization expenses for the three months ended December 31, 2019, were $0.7 higher than the same period last year, the result of continued infrastructure investment.

For the quarter ended December 31, 2019 resulting net income increased $2.9 versus the prior-year quarter.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended December 31, 2019 were 14% colder than normal but 16% warmer than a year ago. Spire Alabama’s total system therms sold and transported were 283.1 million for the three months ended December 31, 2019, compared with 288.2 million for the same period in the prior year.

REGULATORY MATTERS

For discussions of regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and include regulatory accounting, employee benefits and postretirement obligations, and income taxes. There were no significant changes to critical accounting estimates during the three months ended December 31, 2019.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

	Three Months Ended December 31,
Cash Flow Summary	2019	2018
Net cash provided by operating activities	$64.5	$70.4
Net cash used in investing activities	(192.6)	(216.2)
Net cash provided by financing activities	143.8	132.8

For the three months ended December 31, 2019, net cash provided by operating activities decreased $5.9 from the corresponding period of fiscal 2019. The change was due principally to the timing of accounts receivable and fluctuations in working capital items, as discussed above.

For the three months ended December 31, 2019, net cash used in investing activities was $23.6 less than for the same period in the prior year, driven by a $14.5 decrease in capital expenditures and $7.9 less outflows relating to acquisition-related activity. The lower capital spending in the current year is consistent with the Company’s capital expenditure expectations and reflects more infrastructure upgrades at the Utilities, support of customer growth, new business development initiatives, partly offset by lower expenditures related to Spire Storage and the completion in the current quarter of Spire STL Pipeline. Total capital expenditures for the full fiscal year 2020 are expected to be approximately $610.

Lastly, for the three months ended December 31, 2019, net cash provided by financing activities was $143.8, versus net cash provided of $132.8 for the three months ended December 31, 2018. This change primarily reflects issuance of long-term debt of $510.0 this year versus $100.0 in the prior year, offset by a combined $387.6 higher short- and long-term borrowing repayments in the current year, and an increase in common stock and preferred stock dividends paid of $5.9 and $3.7, respectively, in the current year.

CAPITAL RESOURCES

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Our debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of December 31, 2019, the debt ratings of the Company, Spire Missouri and Spire Alabama, shown in the following table, remain at investment grade with a stable outlook.

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

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of or during the three months ended December 31, 2019.

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

Long-term Debt and Equity

At December 31, 2019, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,547.0, of which $1,105.0 was issued by Spire Missouri, $515.0 was issued by Spire Alabama, and $237.0 was issued by other subsidiaries. For more information about long-term debt, see Note 5 of the Notes to Financial Statements in Item 1.

Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021. As of December 31, 2019, $125.0 remained available under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance. On July 9, 2019, the APSC approved $100.0 of additional long-term financing, which was ultimately issued by Spire Alabama on December 2, 2019.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 129,609 and 125,449 shares at December 31, 2019 and January 31, 2020, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

On February 6, 2019, Spire entered into an “at-the-market” equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Those shares are issued pursuant to Spire’s universal shelf registration statement referenced above and a prospectus supplement dated May 14, 2019. In the year ended September 30, 2019, Spire issued 179,630 shares under this program, generating $14.4 of proceeds net of issuance costs. In the quarter ended December 31, 2019, Spire did not issue shares under this program.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization at December 31, 2019 consisted of 51% equity, compared to 55% equity at September 30, 2019.

CONTRACTUAL OBLIGATIONS

During the three months ended December 31, 2019, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Form 10-K for the fiscal year ended September 30, 2019.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of December 31, 2019, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K as of September 30, 2018. In August 2018, Spire entered into a three-year interest rate swap with a fixed interest rate of 2.7675% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future interest rate payments. In the fourth quarter of 2019, this hedge was settled, resulting in a loss of $2.5 which is being amortized over the remaining hedged periods. During the first quarter of fiscal 2019, the Company entered into a three-year interest rate swap with a fixed interest rate of 3.250% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $24.5 mark-to-market loss on this swap for the three months ended December 31, 2019.

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2019, the Company had no off-balance-sheet financing arrangements other than operating leases, surety bonds, and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2019 – October 31, 2019	—	$—	—	—
November 1, 2019 – November 31, 2019	—	—	—	—
December 1, 2019 – December 31, 2019	37,945	77.355	—	—
Total	37,945	$77.355	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of December 31, 2019, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Thirty-Fourth Supplemental Indenture, dated as of November 12, 2019, between Spire Missouri Inc. and UMB Bank & Trust, N.A., as trustee.
4.2*

Third Supplement to Master Note Purchase Agreement, dated as of December 2, 2019, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K filed December 4, 2019.

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
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended December 31, 2019, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).
*	Incorporated herein by reference and made a part hereof. Spire Alabama Inc. file No. 2-38960.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	February 5, 2020	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	February 5, 2020	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	February 5, 2020	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)