Form 10-Q
period 2020-03-31
SPIRE INC; SPIRE MISSOURI INC; SPIRE ALABAMA INC
filed 2020-05-08
CIK 1126956, 57183, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 2101 6th Avenue North Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) (only applicable for Spire Inc.):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock $1.00 par value	SR	New York Stock Exchange LLC

Depositary Shares, each representing a 1/1,000th interest in a share of 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $25.00 per share	SR.PRA	New York Stock Exchange LLC

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of May 5, 2020, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	51,235,146
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except per share amounts)	2020	2019	2020	2019
Operating Revenues:
Gas Utility	$679.1	$776.7	$1,209.7	$1,350.5
Gas Marketing and other	36.4	26.8	72.7	55.0
Total Operating Revenues	715.5	803.5	1,282.4	1,405.5
Operating Expenses:
Gas Utility
Natural and propane gas	249.0	337.4	463.6	589.1
Operation and maintenance	93.1	109.5	199.1	212.0
Depreciation and amortization	47.0	44.4	93.4	88.1
Taxes, other than income taxes	51.7	57.4	89.6	96.6
Total Gas Utility Operating Expenses	440.8	548.7	845.7	985.8
Gas Marketing and other	64.2	45.3	123.9	105.1
Total Operating Expenses	505.0	594.0	969.6	1,090.9
Operating Income	210.5	209.5	312.8	314.6
Interest Expense, Net	27.2	27.6	53.9	53.5
Other (Expense) Income, Net	(19.5)	6.1	(13.8)	8.9
Income Before Income Taxes	163.8	188.0	245.1	270.0
Income Tax Expense	30.2	33.4	44.5	48.1
Net Income	133.6	154.6	200.6	221.9
Provision for preferred dividends	3.7	—	7.4	—
Income allocated to participating securities	0.2	0.3	0.3	0.5
Net Income Available to Common Shareholders	$129.7	$154.3	$192.9	$221.4

Weighted Average Number of Common Shares Outstanding:
Basic	51.0	50.6	51.0	50.6
Diluted	51.1	50.8	51.1	50.8
Basic Earnings Per Common Share	$2.55	$3.05	$3.78	$4.37
Diluted Earnings Per Common Share	$2.54	$3.04	$3.77	$4.36

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2020	2019	2020	2019
Net Income	$133.6	$154.6	$200.6	$221.9
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging loss arising during the period	(41.1)	(7.7)	(22.2)	(18.1)
Amounts reclassified into net income	(2.2)	(0.4)	(2.5)	(0.7)
Net loss on cash flow hedging derivative instruments	(43.3)	(8.1)	(24.7)	(18.8)
Net (loss) gain on defined benefit pension and other postretirement plans	(0.1)	0.1	(0.1)	0.1
Net unrealized gain on available for sale securities	—	0.1	—	0.1
Other Comprehensive Loss, Before Tax	(43.4)	(7.9)	(24.8)	(18.6)
Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	(9.7)	(1.9)	(5.5)	(4.4)
Other Comprehensive Loss, Net of Tax	(33.7)	(6.0)	(19.3)	(14.2)
Comprehensive Income	$99.9	$148.6	$181.3	$207.7

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2020	2019	2019
ASSETS
Utility Plant	$6,369.4	$6,146.5	$5,856.8
Less: Accumulated depreciation and amortization	1,848.4	1,794.5	1,738.5
Net Utility Plant	4,521.0	4,352.0	4,118.3
Non-utility Property (net of accumulated depreciation and amortization of $17.5, $12.7 and $11.9 at March 31, 2020, September 30, 2019, and March 31, 2019, respectively)	547.4	477.8	329.1
Other Investments	68.1	72.3	68.4
Total Other Property and Investments	615.5	550.1	397.5
Current Assets:
Cash and cash equivalents	108.4	5.8	11.1
Accounts receivable:
Utility	248.2	139.8	318.6
Other	132.8	172.8	196.5
Allowance for doubtful accounts	(28.0)	(23.0)	(28.1)
Delayed customer billings	16.9	4.3	43.8
Inventories:
Natural gas	90.3	162.6	91.3
Propane gas	10.7	10.7	10.7
Materials and supplies	26.1	23.3	24.3
Regulatory assets	68.0	78.6	75.3
Prepayments	27.9	29.1	21.0
Other	17.5	10.5	29.1
Total Current Assets	718.8	614.5	793.6
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	770.7	767.6	659.9
Other	220.4	163.4	132.7
Total Deferred Charges and Other Assets	2,162.7	2,102.6	1,964.2
Total Assets	$8,018.0	$7,619.2	$7,273.6

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2020	2019	2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at March 31, 2020 and September 30, 2019)	$242.0	$242.0	$—
Common stock (par value $1.00 per share; 70.0 million shares authorized; 51.2 million, 51.0 million, and 50.7 million shares issued and outstanding at March 31, 2020, September 30, 2019, and March 31, 2019, respectively)	51.2	51.0	50.7
Paid-in capital	1,520.7	1,505.8	1,485.6
Retained earnings	902.3	775.5	877.5
Accumulated other comprehensive loss	(50.6)	(31.3)	(7.8)
Total Shareholders' Equity	2,665.6	2,543.0	2,406.0
Temporary equity	3.9	3.4	—
Long-term debt (less current portion)	2,484.8	2,082.6	2,041.9
Total Capitalization	5,154.3	4,629.0	4,447.9
Current Liabilities:
Current portion of long-term debt	5.4	40.0	215.0
Notes payable	560.6	743.2	512.0
Accounts payable	221.4	301.5	324.8
Advance customer billings	11.6	32.6	6.5
Wages and compensation accrued	34.0	45.7	32.2
Customer deposits	35.9	35.6	36.7
Taxes accrued	55.1	68.5	50.9
Regulatory liabilities	31.8	60.8	35.3
Other	196.7	140.9	123.3
Total Current Liabilities	1,152.5	1,468.8	1,336.7
Deferred Credits and Other Liabilities:
Deferred income taxes	498.1	451.4	490.2
Pension and postretirement benefit costs	272.1	264.8	178.3
Asset retirement obligations	344.7	337.6	325.5
Regulatory liabilities	472.3	399.0	431.3
Other	124.0	68.6	63.7
Total Deferred Credits and Other Liabilities	1,711.2	1,521.4	1,489.0
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$8,018.0	$7,619.2	$7,273.6

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2020:
Balance at December 31, 2019	51,063,460	$51.1	$242.0	$1,506.7	$803.1	$(16.9)	$2,586.0
Net income	—	—	—	—	133.6	—	133.6
Common stock issued	112,758	0.1	—	9.4	—	—	9.5
Dividend reinvestment plan	45,119	—	—	3.3	—	—	3.3
Stock-based compensation costs	—	—	—	1.5	—	—	1.5
Stock issued under stock-based compensation plans	9,626	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(1,902)	—	—	(0.2)	—	—	(0.2)
Temporary equity adjustment to redemption value	—	—	—	—	1.2	—	1.2
Dividends declared:
Common stock ($0.6225 per share)	—	—	—	—	(31.9)	—	(31.9)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(33.7)	(33.7)
Balance at March 31, 2020	51,229,061	$51.2	$242.0	$1,520.7	$902.3	$(50.6)	$2,665.6

Six Months Ended March 31, 2020:
Balance at September 30, 2019	50,973,515	$51.0	$242.0	$1,505.8	$775.5	$(31.3)	$2,543.0
Net income	—	—	—	—	200.6	—	200.6
Common stock issued	112,758	0.1	—	9.4	—	—	9.5
Dividend reinvestment plan	73,883	—	—	5.6	—	—	5.6
Stock-based compensation costs	—	—	—	3.1	—	—	3.1
Stock issued under stock-based compensation plans	108,752	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(39,847)	—	—	(3.1)	—	—	(3.1)
Temporary equity adjustment to redemption value	—	—	—	—	1.1	—	1.1
Dividends declared:
Common stock ($1.245 per share)	—	—	—	—	(63.8)	—	(63.8)
Preferred stock ($1.10625 per depositary share)	—	—	—	—	(11.1)	—	(11.1)
Other comprehensive loss, net of tax	—	—	—	—	—	(19.3)	(19.3)
Balance at March 31, 2020	51,229,061	$51.2	$242.0	$1,520.7	$902.3	$(50.6)	$2,665.6

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total

Three Months Ended March 31, 2019:
Balance at December 31, 2018	50,724,168	$50.7	$—	$1,482.8	$752.9	$(1.8)	$2,284.6
Net income	—	—	—	—	154.6	—	154.6
Dividend reinvestment plan	6,204	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	2.4	—	—	2.4
Stock issued under stock-based compensation plans	12,633	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(368)	—	—	—	—	—	—
Dividends declared:
Common stock ($0.5925 per share)	—	—	—	—	(30.0)	—	(30.0)
Other comprehensive loss, net of tax	—	—	—	—	—	(6.0)	(6.0)
Balance at March 31, 2019	50,742,637	$50.7	$—	$1,485.6	$877.5	$(7.8)	$2,406.0

Six Months Ended March 31, 2019:
Balance at September 30, 2018	50,671,903	$50.7	$—	$1,482.7	$715.6	$6.4	$2,255.4
Net income	—	—	—	—	221.9	—	221.9
Dividend reinvestment plan	11,267	—	—	0.8	—	—	0.8
Stock-based compensation costs	—	—	—	4.4	—	—	4.4
Stock issued under stock-based compensation plans	87,468	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(28,001)	(0.1)	—	(2.2)	—	—	(2.3)
Dividends declared:
Common stock ($1.185 per share)	—	—	—	—	(60.0)	—	(60.0)
Other comprehensive loss, net of tax	—	—	—	—	—	(14.2)	(14.2)
Balance at March 31, 2019	50,742,637	$50.7	$—	$1,485.6	$877.5	$(7.8)	$2,406.0

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2020	2019
Operating Activities:
Net Income	$200.6	$221.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.7	89.1
Deferred income taxes and investment tax credits	42.8	45.5
Changes in assets and liabilities:
Accounts receivable	(64.4)	(194.3)
Inventories	69.5	83.9
Regulatory assets and liabilities	74.7	105.9
Accounts payable	(50.5)	33.6
Delayed/advance customer billings, net	(33.6)	(53.2)
Taxes accrued	(14.1)	(12.9)
Other assets and liabilities	0.1	(20.6)
Other	(0.1)	(1.4)
Net cash provided by operating activities	321.7	297.5
Investing Activities:
Capital expenditures	(346.1)	(376.8)
Business acquisitions	—	(7.9)
Other	1.5	(1.9)
Net cash used in investing activities	(344.6)	(386.6)
Financing Activities:
Issuance of long-term debt	510.0	190.0
Repayment of long-term debt	(140.0)	(9.1)
Repayment of short-term debt, net	(182.6)	(41.6)
Issuance of common stock	15.2	1.0
Dividends paid on common stock	(63.8)	(58.8)
Dividends paid on preferred stock	(7.4)	—
Other	(5.9)	(2.7)
Net cash provided by financing activities	125.5	78.8
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	102.6	(10.3)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5.8	21.4
Cash and Cash Equivalents at End of Period	$108.4	$11.1

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(46.7)	$(49.0)
Income taxes	(1.7)	(2.0)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2020	2019	2020	2019
Operating Revenues:
Utility	$457.5	$556.6	$831.5	$969.8
Total Operating Revenues	457.5	556.6	831.5	969.8
Operating Expenses:
Utility
Natural and propane gas	223.6	313.8	409.4	537.2
Operation and maintenance	50.8	70.7	116.3	133.8
Depreciation and amortization	29.3	27.8	58.3	55.0
Taxes, other than income taxes	36.1	41.9	62.8	70.0
Total Operating Expenses	339.8	454.2	646.8	796.0
Operating Income	117.7	102.4	184.7	173.8
Interest Expense, Net	12.7	13.2	25.9	25.3
Other (Expense) Income, Net	(20.9)	2.5	(19.9)	1.8
Income Before Income Taxes	84.1	91.7	138.9	150.3
Income Tax Expense	9.6	11.7	16.4	19.1
Net Income	74.5	80.0	122.5	131.2
Other Comprehensive Loss, Net of Tax	(0.2)	—	(0.1)	—
Comprehensive Income	$74.3	$80.0	$122.4	$131.2

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2020	2019	2019
ASSETS
Utility Plant	$3,790.8	$3,643.2	$3,460.1
Less: Accumulated depreciation and amortization	795.2	764.1	736.7
Net Utility Plant	2,995.6	2,879.1	2,723.4
Other Property and Investments	53.5	53.3	52.8
Current Assets:
Cash and cash equivalents	5.1	2.6	6.9
Accounts receivable:
Utility	169.2	94.6	231.8
Associated companies	3.7	1.4	2.4
Other	22.4	26.5	18.5
Allowance for doubtful accounts	(20.2)	(14.9)	(21.9)
Delayed customer billings	16.9	4.3	43.8
Inventories:
Natural gas	58.5	100.1	53.1
Propane gas	10.7	10.7	10.7
Materials and supplies	15.6	13.3	14.4
Regulatory assets	29.4	29.4	30.0
Prepayments	15.9	18.2	11.1
Total Current Assets	327.2	286.2	400.8
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	512.1	507.5	433.6
Other	83.4	85.6	53.0
Total Deferred Charges and Other Assets	805.7	803.3	696.8
Total Assets	$4,182.0	$4,021.9	$3,873.8

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2020	2019	2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 shares issued and outstanding)	$765.1	$765.1	$762.8
Retained earnings	676.5	576.6	612.8
Accumulated other comprehensive loss	(2.5)	(2.4)	(1.6)
Total Shareholder's Equity	1,439.1	1,339.3	1,374.0
Long-term debt (less current portion)	1,098.7	925.0	924.7
Total Capitalization	2,537.8	2,264.3	2,298.7
Current Liabilities:
Current portion of long-term debt	—	—	50.0
Notes payable	185.1	—	—
Notes payable – associated companies	39.6	386.4	232.9
Accounts payable	63.8	75.7	72.6
Accounts payable – associated companies	5.2	5.5	8.1
Advance customer billings	5.4	20.8	—
Wages and compensation accrued	24.1	34.5	24.5
Customer deposits	13.2	13.4	13.0
Taxes accrued	26.6	36.4	27.2
Regulatory liabilities	24.3	52.3	24.2
Other	32.7	26.4	31.0
Total Current Liabilities	420.0	651.4	483.5
Deferred Credits and Other Liabilities:
Deferred income taxes	390.6	364.6	390.5
Pension and postretirement benefit costs	205.0	192.4	132.7
Asset retirement obligations	177.1	173.5	177.8
Regulatory liabilities	400.4	326.5	345.1
Other	51.1	49.2	45.5
Total Deferred Credits and Other Liabilities	1,224.2	1,106.2	1,091.6
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$4,182.0	$4,021.9	$3,873.8

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2020:
Balance at December 31, 2019	24,577	$0.1	$765.0	$613.3	$(2.3)	$1,376.1
Net income	—	—	—	74.5	—	74.5
Dividends declared	—	—	—	(11.3)	—	(11.3)
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)
Balance at March 31, 2020	24,577	$0.1	$765.0	$676.5	$(2.5)	$1,439.1

Six Months Ended March 31, 2020:
Balance at September 30, 2019	24,577	$0.1	$765.0	$576.6	$(2.4)	$1,339.3
Net income	—	—	—	122.5	—	122.5
Dividends declared	—	—	—	(22.6)	—	(22.6)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2020	24,577	$0.1	$765.0	$676.5	$(2.5)	$1,439.1

Three Months Ended March 31, 2019:
Balance at December 31, 2018	24,577	$0.1	$761.5	$542.5	$(1.6)	$1,302.5
Net income	—	—	—	80.0	—	80.0
Stock-based compensation costs	—	—	1.2	—	—	1.2
Dividends declared	—	—	—	(9.7)	—	(9.7)
Balance at March 31, 2019	24,577	$0.1	$762.7	$612.8	$(1.6)	$1,374.0

Six Months Ended March 31, 2019:
Balance at September 30, 2018	24,577	$0.1	$760.3	$501.1	$(1.6)	$1,259.9
Net income	—	—	—	131.2	—	131.2
Stock-based compensation costs	—	—	2.4	—	—	2.4
Dividends declared	—	—	—	(19.5)	—	(19.5)
Balance at March 31, 2019	24,577	$0.1	$762.7	$612.8	$(1.6)	$1,374.0

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2020	2019
Operating Activities:
Net Income	$122.5	$131.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.3	55.0
Deferred income taxes and investment tax credits	16.4	19.1
Changes in assets and liabilities:
Accounts receivable	(67.6)	(123.5)
Inventories	39.3	74.9
Regulatory assets and liabilities	59.8	107.3
Accounts payable	6.8	11.1
Delayed/advance customer billings, net	(27.9)	(46.4)
Taxes accrued	(9.8)	(4.8)
Other assets and liabilities	(1.9)	(14.4)
Other	0.3	2.6
Net cash provided by operating activities	196.2	212.1
Investing Activities:
Capital expenditures	(183.2)	(167.1)
Other	0.3	0.8
Net cash used in investing activities	(182.9)	(166.3)
Financing Activities:
Issuance of long-term debt	275.0	100.0
Repayment of long-term debt	(100.0)	—
Issuance of short-term debt, net	185.1	—
Repayments to Spire, net	(346.8)	(112.4)
Dividends paid	(22.6)	(28.5)
Other	(1.5)	—
Net cash used in financing activities	(10.8)	(40.9)
Net Increase in Cash and Cash Equivalents	2.5	4.9
Cash and Cash Equivalents at Beginning of Period	2.6	2.0
Cash and Cash Equivalents at End of Period	$5.1	$6.9

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(21.6)	$(23.8)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2020	2019	2020	2019
Operating Revenues:
Utility	$185.5	$180.4	$311.7	$313.9
Total Operating Revenues	185.5	180.4	311.7	313.9
Operating Expenses:
Utility
Natural gas	39.4	41.1	86.4	100.6
Operation and maintenance	37.1	33.4	72.3	67.8
Depreciation and amortization	14.6	13.7	28.9	27.3
Taxes, other than income taxes	13.2	12.6	22.0	21.5
Total Operating Expenses	104.3	100.8	209.6	217.2
Operating Income	81.2	79.6	102.1	96.7
Interest Expense, Net	5.3	5.4	10.7	10.5
Other Income, Net	1.2	1.5	3.4	3.3
Income Before Income Taxes	77.1	75.7	94.8	89.5
Income Tax Expense	19.3	19.0	23.8	22.5
Net Income	$57.8	$56.7	$71.0	$67.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2020	2019	2019
ASSETS
Utility Plant	$2,217.0	$2,138.0	$2,032.5
Less: Accumulated depreciation and amortization	904.7	882.1	852.8
Net Utility Plant	1,312.3	1,255.9	1,179.7
Current Assets:
Cash and cash equivalents	0.1	—	0.1
Accounts receivable:
Utility	65.6	37.5	69.8
Associated companies	0.1	—	0.1
Other	7.8	8.5	8.4
Allowance for doubtful accounts	(6.8)	(6.3)	(3.8)
Inventories:
Natural gas	16.3	35.1	30.1
Materials and supplies	8.3	7.8	7.8
Regulatory assets	23.3	33.9	30.4
Prepayments	5.7	5.3	3.9
Other	0.3	0.4	0.2
Total Current Assets	120.7	122.2	147.0
Deferred Charges and Other Assets:
Regulatory assets	230.1	231.2	198.9
Deferred income taxes	57.4	81.3	79.3
Other	61.0	53.0	58.9
Total Deferred Charges and Other Assets	348.5	365.5	337.1
Total Assets	$1,781.5	$1,743.6	$1,663.8

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2020	2019	2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$350.9	$370.9	$370.9
Retained earnings	518.1	459.1	467.8
Total Shareholder's Equity	869.0	830.0	838.7
Long-term debt (less current portion)	471.7	372.2	372.1
Total Capitalization	1,340.7	1,202.2	1,210.8
Current Liabilities:
Current portion of long-term debt	—	40.0	40.0
Notes payable	50.0	—	—
Notes payable – associated companies	33.0	128.7	73.7
Accounts payable	48.0	56.2	54.6
Accounts payable – associated companies	4.8	1.6	3.1
Advance customer billings	5.3	10.6	5.3
Wages and compensation accrued	5.9	8.0	5.3
Customer deposits	19.9	19.5	20.5
Taxes accrued	23.0	27.4	21.2
Regulatory liabilities	2.4	3.4	6.1
Other	9.7	9.2	10.0
Total Current Liabilities	202.0	304.6	239.8
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	54.6	59.2	37.4
Asset retirement obligations	151.7	148.7	138.6
Regulatory liabilities	21.6	23.0	30.5
Other	10.9	5.9	6.7
Total Deferred Credits and Other Liabilities	238.8	236.8	213.2
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$1,781.5	$1,743.6	$1,663.8

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended March 31, 2020:
Balance at December 31, 2019	1,972,052	$—	$370.9	$466.3	$837.2
Net income	—	—	—	57.8	57.8
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Dividends declared	—	—	—	(6.0)	(6.0)
Balance at March 31, 2020	1,972,052	$—	$350.9	$518.1	$869.0

Six Months Ended March 31, 2020:
Balance at September 30, 2019	1,972,052	$—	$370.9	$459.1	$830.0
Net income	—	—	—	71.0	71.0
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Dividends declared	—	—	—	(12.0)	(12.0)
Balance at March 31, 2020	1,972,052	$—	$350.9	$518.1	$869.0

Three Months Ended March 31, 2019:
Balance at December 31, 2018	1,972,052	$—	$390.9	$419.6	$810.5
Net income	—	—	—	56.7	56.7
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Dividends declared	—	—	—	(8.5)	(8.5)
Balance at March 31, 2019	1,972,052	$—	$370.9	$467.8	$838.7

Six Months Ended March 31, 2019:
Balance at September 30, 2018	1,972,052	$—	$390.9	$417.8	$808.7
Net income	—	—	—	67.0	67.0
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Dividends declared	—	—	—	(17.0)	(17.0)
Balance at March 31, 2019	1,972,052	$—	$370.9	$467.8	$838.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2020	2019
Operating Activities:
Net Income	$71.0	$67.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.9	27.3
Deferred income taxes and investment tax credits	23.9	22.5
Changes in assets and liabilities:
Accounts receivable	(27.9)	(33.5)
Inventories	18.3	3.7
Regulatory assets and liabilities	13.7	0.6
Accounts payable	(10.8)	4.0
Advance customer billings	(5.3)	(7.8)
Taxes accrued	(4.4)	(7.1)
Other assets and liabilities	(7.8)	8.9
Other	(2.5)	(2.4)
Net cash provided by operating activities	97.1	83.2
Investing Activities:
Capital expenditures	(75.8)	(65.7)
Other	(3.0)	(1.1)
Net cash used in investing activities	(78.8)	(66.8)
Financing Activities:
Issuance of long-term debt	100.0	90.0
Repayment of long-term debt	(40.0)	—
Issuance of short-term debt – net	50.0	—
Repayments to Spire, net	(95.7)	(68.8)
Return of capital to Spire	(20.0)	(20.0)
Dividends paid	(12.0)	(17.0)
Other	(0.5)	(0.5)
Net cash used in financing activities	(18.2)	(16.3)
Net Change in Cash and Cash Equivalents	0.1	0.1
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$0.1	$0.1

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(9.5)	$(8.7)
Income taxes	—	—

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Purchases of natural gas from Spire Marketing Inc.	$13.3	$29.2	$32.8	$69.0
Transportation services received from Spire STL Pipeline LLC	7.9	—	11.8	—
Sales of natural gas to Spire Marketing Inc.	—	—	—	1.4
Transportation services received from Spire NGL Inc.	0.2	0.2	0.5	0.5

In the three and six months ended March 31, 2020, Spire Alabama had purchases of natural gas from Spire Marketing totaling $1.0 and $4.3, respectively.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	March 31,	September 30,	March 31,
	2020	2019	2019
Spire	$51.4	$80.6	$63.6
Spire Missouri	21.5	40.1	19.0
Spire Alabama	17.6	11.9	12.1

NEW ACCOUNTING PRONOUNCEMENTS – Spire, Spire Missouri and Spire Alabama adopted Accounting Standards Update (ASU) No. 2016-02, Leases, along with related ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, “ASC 842”) using a modified retrospective transition method for leases existing at, or entered into after, October 1, 2019. Under the selected transition method, comparative periods in the financial statements are presented under ASC 840 (previous lease accounting guidance). ASC 842 requires lessees to recognize a right-of-use asset and lease liability for almost all lease contracts based on the present value of lease payments. It provides new guidelines for identifying and classifying a lease, and classification affects the pattern and income statement line item for the related expense. The Company and its subsidiaries elected a package of three practical expedients permitted by the standard, allowing them not to reassess existing contracts for (1) whether it is or contains a lease, (2) lease classification and (3) initial direct costs. They also elected to use the benefit of hindsight in determining both the lease term and impairments associated with any existing leases, which resulted in lease terms that best represent management’s expectations with respect to use of the underlying asset but did not result in recognition of any impairment. Finally, they elected not to assess whether existing land easements are leases under ASC 842. The adoption of ASC 842 impacted the balance sheets through recognition of right-of-use assets and lease liabilities for operating leases but did not result in a cumulative effect adjustment or significant impacts to income or cash flows. For other lease policy elections and disclosures about leases, see Note 11, Leases.

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

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Spire
Gas Utility:
Residential	$471.9	$551.3	$840.3	$944.9
Commercial & industrial	156.8	185.9	279.3	316.2
Transportation	32.5	31.3	63.5	60.8
Off-system & other incentive	9.3	11.5	18.7	26.4
Other customer revenue	3.2	10.9	5.6	23.6
Total revenue from contracts with customers	673.7	790.9	1,207.4	1,371.9
Changes in accrued revenue under alternative revenue programs	5.3	(14.1)	2.3	(19.9)
Total Gas Utility operating revenues	679.0	776.8	1,209.7	1,352.0
Gas Marketing:
Revenue from contracts with retail customers	33.3	25.5	65.6	51.3
Revenue from wholesale derivative contracts	—	—	—	—
Total Gas Marketing operating revenues	33.3	25.5	65.6	51.3
Other	14.7	4.3	25.8	9.7
Total before eliminations	727.0	806.6	1,301.1	1,413.0
Intersegment eliminations (see Note 9, Information by Operating Segment)	(11.5)	(3.1)	(18.7)	(7.5)
Total Operating Revenues	$715.5	$803.5	$1,282.4	$1,405.5

Spire Missouri
Residential	$331.1	$410.9	$607.0	$713.0
Commercial & industrial	99.2	129.2	180.0	218.3
Transportation	9.7	9.9	18.7	18.9
Off-system & other incentive	9.3	11.5	18.7	26.4
Other customer revenue	0.9	4.2	1.4	6.8
Total revenue from contracts with customers	450.2	565.7	825.8	983.4
Changes in accrued revenue under alternative revenue programs	7.3	(9.1)	5.7	(13.6)
Total Operating Revenues	$457.5	$556.6	$831.5	$969.8

Spire Alabama
Residential	$120.5	$116.9	$194.8	$192.3
Commercial & industrial	46.2	44.1	77.5	75.5
Transportation	19.9	18.8	39.5	37.0
Other customer revenue	1.7	5.3	3.3	14.9
Total revenue from contracts with customers	188.3	185.1	315.1	319.7
Changes in accrued revenue under alternative revenue programs	(2.8)	(4.7)	(3.4)	(5.8)
Total Operating Revenues	$185.5	$180.4	$311.7	$313.9

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Spire	$37.9	$43.5	$62.5	$69.4
Spire Missouri	26.2	32.1	43.4	50.6
Spire Alabama	9.9	9.6	16.1	15.9

3. EARNINGS PER COMMON SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Basic Earnings Per Common Share:
Net Income	$133.6	$154.6	$200.6	$221.9
Less: Provision for preferred dividends	3.7	—	7.4	—
Income allocated to participating securities	0.2	0.3	0.3	0.5
Income Available to Common Shareholders	$129.7	$154.3	$192.9	$221.4
Weighted Average Common Shares Outstanding (in millions)	51.0	50.6	51.0	50.6
Basic Earnings Per Common Share	$2.55	$3.05	$3.78	$4.37

Diluted Earnings Per Common Share:
Net Income	$133.6	$154.6	$200.6	$221.9
Less: Provision for preferred dividends	3.7	—	7.4	—
Income allocated to participating securities	0.2	0.3	0.3	0.5
Income Available to Common Shareholders	$129.7	$154.3	$192.9	$221.4
Weighted Average Common Shares Outstanding (in millions)	51.0	50.6	51.0	50.6
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.1	0.2	0.1	0.2
Weighted Average Diluted Common Shares (in millions)	51.1	50.8	51.1	50.8
Diluted Earnings Per Common Share	$2.54	$3.04	$3.77	$4.36

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.1	0.3	0.1	0.3

4. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of March 31, 2020, September 30, 2019, and March 31, 2019.

	March 31,	September 30,	March 31,
Spire	2020	2019	2019
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$30.1	$30.1	$30.2
Unamortized purchased gas adjustments	10.4	18.2	19.3
Other	27.5	30.3	25.8
Total Current Regulatory Assets	68.0	78.6	75.3
Noncurrent:
Pension and postretirement benefit costs	415.6	416.6	345.8
Cost of removal	154.3	150.9	134.6
Future income taxes due from customers	113.5	108.8	102.2
Energy efficiency	37.7	35.0	32.0
Unamortized purchased gas adjustments	—	9.1	—
Other	49.6	47.2	45.3
Total Noncurrent Regulatory Assets	770.7	767.6	659.9
Total Regulatory Assets	$838.7	$846.2	$735.2
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$5.8	$5.8	$5.8
Unamortized purchased gas adjustments	8.0	26.2	3.4
Other	18.0	28.8	26.1
Total Current Regulatory Liabilities	31.8	60.8	35.3
Noncurrent:
Deferred taxes due to customers	174.2	179.8	155.7
Pension and postretirement benefit costs	152.5	142.3	115.3
Accrued cost of removal	31.7	41.6	53.7
Unamortized purchased gas adjustments	82.6	—	75.7
Other	31.3	35.3	30.9
Total Noncurrent Regulatory Liabilities	472.3	399.0	431.3
Total Regulatory Liabilities	$504.1	$459.8	$466.6

	March 31,	September 30,	March 31,
Spire Missouri	2020	2019	2019
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$21.9	$21.9	$21.9
Unamortized purchased gas adjustments	—	—	0.6
Other	7.5	7.5	7.5
Total Current Regulatory Assets	29.4	29.4	30.0
Noncurrent:
Future income taxes due from customers	106.8	102.9	99.0
Pension and postretirement benefit costs	337.5	333.3	277.9
Energy efficiency	37.7	35.0	32.0
Unamortized purchased gas adjustments	—	9.1	—
Other	30.1	27.2	24.7
Total Noncurrent Regulatory Assets	512.1	507.5	433.6
Total Regulatory Assets	$541.5	$536.9	$463.6
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$3.6	$3.6	$3.6
Unamortized purchased gas adjustments	7.1	25.4	2.7
Other	13.6	23.3	17.9
Total Current Regulatory Liabilities	24.3	52.3	24.2
Noncurrent:
Deferred taxes due to customers	156.8	162.5	138.3
Pension and postretirement benefit costs	130.7	119.1	79.4
Accrued cost of removal	4.8	15.7	26.8
Unamortized purchased gas adjustments	82.6	—	75.7
Other	25.5	29.2	24.9
Total Noncurrent Regulatory Liabilities	400.4	326.5	345.1
Total Regulatory Liabilities	$424.7	$378.8	$369.3

	March 31,	September 30,	March 31,
Spire Alabama	2020	2019	2019
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$7.2	$7.3	$7.3
Unamortized purchased gas adjustments	10.4	17.7	18.0
Other	5.7	8.9	5.1
Total Current Regulatory Assets	23.3	33.9	30.4
Noncurrent:
Pension and postretirement benefit costs	72.6	77.2	61.1
Cost of removal	154.3	150.9	134.6
Other	3.2	3.1	3.2
Total Noncurrent Regulatory Assets	230.1	231.2	198.9
Total Regulatory Assets	$253.4	$265.1	$229.3
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$2.2	$2.2	$2.2
Other	0.2	1.2	3.9
Total Current Regulatory Liabilities	2.4	3.4	6.1
Noncurrent:
Pension and postretirement benefit costs	17.8	19.1	26.5
Other	3.8	3.9	4.0
Total Noncurrent Regulatory Liabilities	21.6	23.0	30.5
Total Regulatory Liabilities	$24.0	$26.4	$36.6

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	March 31,	September 30,	March 31,
	2020	2019	2019
Spire
Pension and postretirement benefit costs	$226.2	$211.1	$144.7
Future income taxes due from customers	113.5	108.8	102.2
Other	13.7	14.3	14.8
Total Regulatory Assets Not Earning a Return	$353.4	$334.2	$261.7

Spire Missouri
Pension and postretirement benefit costs	$226.2	$211.1	$144.7
Future income taxes due from customers	106.8	102.9	99.0
Other	13.7	14.3	14.8
Total Regulatory Assets Not Earning a Return	$346.7	$328.3	$258.5

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

Spire Missouri

On March 7, 2018, the MoPSC issued its order in two general rate cases (docketed as GR-2017-0215 and GR-2017-0216), approving new tariffs that became effective on April 19, 2018. Certain provisions of the order allow less future recovery of certain deferred or capitalized costs than estimated based upon previous rate proceedings, and management determined that the related regulatory assets should be written down or off in connection with the preparation of the financial statements for the second quarter of 2018. The charges totaled $38.4 for the year ended September 30, 2018 and are included primarily in operation and maintenance expense on the statements of income and in other cash flows from operating activities on the statements of cash flows. The after-tax reduction to net income and earnings per share was $23.6 and $0.49, respectively. On April 25, 2018, Spire Missouri filed an appeal of the MoPSC’s order related to the disallowance of certain pension costs incurred prior to 1997 ($28.8), real estate sold in 2014 ($1.8), and rate case expenses ($0.9) to Missouri’s Southern District Court of Appeals. On March 15, 2019, the appeal was denied by the Southern District Court of Appeals, and Spire Missouri requested review by the Missouri Supreme Court, which agreed to take the case. Oral arguments were made before the Missouri Supreme Court on January 29, 2020. The case is awaiting a decision. The charges related to the long-standing pension and real estate assets, totaling $30.6, were excluded in the determination of 2018 net economic earnings.

Spire Missouri filed Infrastructure System Replacement Surcharge (ISRS) applications which were approved by the MoPSC and the costs associated therewith were included in new tariffs that went into effect from our last general rate cases on April 19, 2018. Since the Company’s last rate cases, ISRS filings became effective on October 8, 2018, May 25, 2019 and November 16, 2019, bringing total authorized future annualized ISRS revenues for Spire Missouri to $29.2. On February 3, 2020, Spire Missouri filed new ISRS applications with the MoPSC. Spire, MoPSC Staff, and the Office of Public Counsel (OPC) have entered into a Unanimous Stipulation and Agreement to resolve the February 2020 ISRS filings by increasing annualized ISRS revenue by $11.1. A portion of that revenue, representing replacement of bare steel facilities to which cathodic protection was later added, is subject to a potential refund based on the Court of Appeals’ decision on the ISRS eligibility of such materials for replacement in the appeal of the July 2019 ISRS case, discussed below. The MoPSC has not yet approved the Unanimous Stipulation and Agreement but has suspended the procedural schedule in the case in light of the parties’ filed agreement. Spire Missouri expects the MoPSC to issue a final order regarding the Unanimous Stipulation and Agreement no later than May 23, 2020.

As reported last year, on November 19, 2019, the Missouri Western District Court of Appeals issued rulings (“ISRS rulings”) that determined certain capital investments in 2016 through 2018 were not eligible for recovery under the ISRS. The ISRS rulings upheld appeals by the OPC that contested recovery of portions of Spire Missouri’s ISRS and overturned the three prior MoPSC decisions.

On January 2, 2020, Spire Missouri submitted Applications for Transfer to the Missouri Supreme Court. The MoPSC also submitted Applications for Transfer to the Missouri Supreme Court that advanced similar positions as Spire Missouri. On March 17, 2020, the Missouri Supreme Court denied the Applications for Transfer of all three ISRS rulings, and they have been remanded to the MoPSC to determine the appropriate refund, if any, that may be required. Spire Missouri is participating in the remand proceedings. The MoPSC must issue its decisions regarding the appropriate amount of refunds, if any, by July 16, 2020.

Spire Missouri has recorded an estimate of the maximum impact of the ISRS rulings based on its interpretation of the rulings and evidence available. As of September 30, 2019, Spire Missouri recorded an estimated $12.2 regulatory liability for this matter by reducing revenue for fiscal year 2019. There were two components of this provision. The first related to a $4.2 refund ordered by the ISRS rulings for amounts collected prior to the last rate case, after which recoveries of related authorized revenues became part of base rates that went into effect in April 2018. The second component related to an estimate of $8.0 for revenues associated with the June 2018 ISRS filing that was approved by the MoPSC effective October 8, 2018. During the first six months of fiscal 2020, additional provisions totaling $4.2 were recorded to the regulatory liability for ISRS revenues related to customer billings recorded during this period under the June 2018 ISRS filing, along with a $0.6 provision for interest due on the entirety of the ISRS revenues in dispute if refunded. The after-tax impact of the six-month period provisions reduced net income by $3.7, which is excluded for the net economic earnings financial measure. Additional ISRS revenues are currently under appeal related to the January 2019 ISRS filings with annual authorized revenue of $12.4, as approved by the MoPSC effective May 25, 2019, and the July 2019 ISRS filings with annual authorized revenue totaling $8.8, which was approved by the MoPSC effective November 16, 2019. Those cases are in various stages of briefing, and no decisions have yet been rendered by the Missouri Western District Court of Appeals. In future periods, Spire Missouri will evaluate the need for any additional adjustment to the provisions based upon new information and further developments.

In January 2020, legislation was introduced in both the Missouri House and Senate to clarify language in the statute governing ISRS mechanism. Specifically, the bills seek to ensure that we can continue to upgrade our infrastructure, enhance its safety and reliability, and secure timely recovery of costs incurred. Senate Bill 618 was passed by the Missouri Senate, with amendments, passed required House committees and is awaiting House floor debate. House Bill 1992 was passed by the Utilities Committee of the Missouri House and is on the House calendar. Our government affairs team continues to evaluate other avenues to achieve final passage of the initiative.

Spire Alabama

As part of their annual updates for RSE, on November 25, 2019, Spire Alabama and Spire Gulf filed an increase for rate year 2020 of $5.9 and $1.6, respectively, which became effective December 1, 2019. In addition, Spire Alabama was granted authority to begin an off-system sales and capacity release sharing program similar to the program currently in place at Spire Missouri.

Spire Alabama filed a Gas Supply Adjustment (GSA) rate decrease effective February 1, 2020, of approximately $13.9 (on an annual basis) primarily attributable to lower natural gas prices and results of the recently approved off-system sale and capacity release share program.

On March 24, 2020, the APSC approved an application for up to $150.0 of long-term debt financing for Spire Alabama.

Other

On November 21, 2019, the Federal Energy Regulatory Commission (FERC) issued an Order on Rehearing of its August 3, 2018 order issuing a certificate of public convenience and necessity to Spire STL Pipeline LLC. In the Order on Rehearing, the FERC dismissed or denied the outstanding requests for rehearing filed by several parties, dismissed the request for stay filed by one party and noted the withdrawal of the request for rehearing by another party. On January 21, 2020, two of the rehearing parties timely filed petitions for review of the FERC’s orders with the Court of Appeals for the District of Columbia Circuit. Spire and Spire Missouri have intervened in this matter.

5. FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring October 31, 2023. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment, with commitments fees applied for each borrower relative to its credit rating. Spire may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on March 31, 2020, total debt was 54% of total capitalization for the consolidated Company, 45% for Spire Missouri, and 34% for Spire Alabama.

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

On March 26, 2020, Spire entered into a new loan agreement with two banks providing for a term loan of $150.0, which was immediately fully funded and matures on March 25, 2021, subject to optional prepayment by Spire. The term loan bears interest at the LIBOR Rate (as defined in the loan agreement) plus 0.85% per annum. Proceeds were used for working capital and general corporate purposes.

Information about Spire’s consolidated short-term borrowings and about Spire Missouri’s and Spire Alabama’s borrowings from Spire is presented in the following table. As of March 31, 2020, $91.7 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire (Parent Only)			Spire Missouri		Spire Alabama		Spire
	Credit	Term	CP	Credit	Spire	Credit	Spire	Consol-
	Facility	Loan	Program	Facility	Note	Facility	Note	idated
Six Months Ended March 31, 2020
Weighted average borrowings outstanding	$0.2	$5.7	$615.6	$12.0	$283.9	$2.9	$97.4	$636.4
Lowest borrowings outstanding	—	—	175.5	—	39.6	—	18.5	436.1
Highest borrowings outstanding	23.1	150.0	856.6	185.1	429.5	50.0	161.3	856.6
Weighted average interest rate	1.9%	2.1%	2.1%	1.8%	2.1%	1.8%	2.1%	2.1%
As of March 31, 2020
Borrowings outstanding	$—	$150.0	$175.5	$185.1	$39.6	$50.0	$33.0	$560.6
Weighted average interest rate	n/a	2.1%	1.8%	1.8%	1.9%	1.9%	1.9%	1.9%
As of September 30, 2019
Borrowings outstanding	$—	$—	$743.2	$—	$386.4	$—	$128.7	$743.2
Weighted average interest rate	n/a	n/a	2.3%	n/a	2.3%	n/a	2.3%	2.3%
As of March 31, 2019
Borrowings outstanding	$—	$—	$512.0	$—	$232.9	$—	$73.7	$512.0
Weighted average interest rate	n/a	n/a	2.8%	n/a	2.8%	n/a	2.8%	2.8%

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary covenants and default provisions. As of March 31, 2020, there were no events of default under these covenants.

Interest expense shown on Spire’s consolidated statements of income and Spire Missouri’s statements of comprehensive income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Spire	$1.4	$1.4	$3.6	$2.6
Spire Missouri	0.3	0.4	0.6	0.9
Spire Alabama	0.4	—	1.0	—

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of March 31, 2020, September 30, 2019, and March 31, 2019.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of March 31, 2020
Cash and cash equivalents	$108.4	$108.4	$108.4	$—
Notes payable	560.6	560.6	—	560.6
Long-term debt, including current portion	2,490.2	2,671.0	—	2,671.0
As of September 30, 2019
Cash and cash equivalents	$5.8	$5.8	$5.8	$—
Notes payable	743.2	743.2	—	743.2
Long-term debt, including current portion	2,122.6	2,373.4	—	2,373.4
As of March 31, 2019
Cash and cash equivalents	$11.1	$11.1	$11.1	$—
Notes payable	512.0	512.0	—	512.0
Long-term debt, including current portion	2,256.9	2,319.9	—	2,319.9

Spire Missouri
As of March 31, 2020
Cash and cash equivalents	$5.1	$5.1	$5.1	$—
Notes payable	185.1	185.1	—	185.1
Notes payable – associated companies	39.6	39.6	—	39.6
Long-term debt	1,098.7	1,231.2	—	1,231.2
As of September 30, 2019
Cash and cash equivalents	$2.6	$2.6	$2.6	$—
Notes payable – associated companies	386.4	386.4	—	386.4
Long-term debt	925.0	1,065.2	—	1,065.2
As of March 31, 2019
Cash and cash equivalents	$6.9	$6.9	$6.9	$—
Notes payable – associated companies	232.9	232.9	—	232.9
Long-term debt, including current portion	974.7	1,036.9	—	1,036.9

Spire Alabama
As of March 31, 2020
Cash and cash equivalents	$0.1	$0.1	$0.1	$—
Notes payable	50.0	50.0	—	50.0
Notes payable – associated companies	33.0	33.0	—	33.0
Long-term debt	471.7	535.1	—	535.1
As of September 30, 2019
Notes payable – associated companies	$128.7	$128.7	$—	$128.7
Long-term debt, including current portion	412.2	474.8	—	474.8
As of March 31, 2019
Cash and cash equivalents	$0.1	$0.1	$0.1	$—
Notes payable – associated companies	73.7	73.7	—	73.7
Long-term debt, including current portion	412.1	423.8	—	423.8

7. FAIR VALUE MEASUREMENTS

The information presented below categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of March 31, 2020, September 30, 2019, and March 31, 2019, consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2020
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$18.1	$—	$—	$—	$18.1
NYMEX/ICE natural gas contracts	0.1	—	—	(0.1)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	6.8	—	(7.0)	—
Natural gas commodity contracts	—	17.5	—	(4.8)	12.7
Other:
U.S. stock/bond mutual funds	17.6	—	—	—	17.6
Total	$36.0	$24.3	$—	$(11.9)	$48.4
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$12.2	$—	$—	$(12.2)	$—
Gasoline and heating oil contracts	0.4	—	—	(0.4)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.5	8.4	—	(8.9)	—
Natural gas commodity contracts	—	27.7	1.1	(4.8)	24.0
Other:
Interest rate swaps	—	66.9	—	—	66.9
Total	$13.1	$103.0	$1.1	$(26.3)	$90.9

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2019
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.5	$—	$—	$—	$20.5
Gas Marketing:
NYMEX/ICE natural gas contracts	0.9	6.5	—	(6.9)	0.5
Natural gas commodity contracts	—	16.8	—	(2.5)	14.3
Other:
U.S. stock/bond mutual funds	15.5	—	—	—	15.5
Total	$36.9	$23.3	$—	$(9.4)	$50.8
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$12.3	$—	$—	$(12.3)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.4	8.5	—	(8.9)	—
Natural gas commodity contracts	—	13.8	0.1	(2.5)	11.4
Other:
Interest rate swaps	—	43.4	—	—	43.4
Total	$12.7	$65.7	$0.1	$(23.7)	$54.8

As of March 31, 2019
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$19.7	$—	$—	$—	$19.7
NYMEX/ICE natural gas contracts	2.5	—	—	(2.5)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	7.1	—	(4.3)	3.0
Natural gas commodity contracts	—	30.4	—	(3.4)	27.0
Other:
U.S. stock/bond mutual funds	11.9	—	—	—	11.9
Total	$34.3	$37.5	$—	$(10.2)	$61.6
LIABILITIES
Gas Marketing:
NYMEX/ICE natural gas contracts	$0.4	$4.1	$—	$(4.5)	$—
Natural gas commodity contracts	—	18.9	0.2	(3.5)	15.6
Other:
Interest rate swaps	—	15.2	—	—	15.2
Total	$0.4	$38.2	$0.2	$(8.0)	$30.8

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2020
ASSETS
U.S. stock/bond mutual funds	$18.1	$—	$—	$—	$18.1
NYMEX/ICE natural gas contracts	0.1	—	—	(0.1)	—
Total	$18.2	$—	$—	$(0.1)	$18.1
LIABILITIES
NYMEX/ICE natural gas contracts	$12.2	$—	$—	$(12.2)	$—
Gasoline and heating oil contracts	0.4	—	—	(0.4)	—
Total	$12.6	$—	$—	$(12.6)	$—

As of September 30, 2019
ASSETS
U.S. stock/bond mutual funds	$20.5	$—	$—	$—	$20.5
LIABILITIES
NYMEX/ICE natural gas contracts	$12.3	$—	$—	$(12.3)	$—

As of March 31, 2019
ASSETS
U.S. stock/bond mutual funds	$19.7	$—	$—	$—	$19.7
NYMEX/ICE natural gas contracts	2.5	—	—	(2.5)	—
Total	$22.2	$—	$—	$(2.5)	$19.7

Spire Alabama

Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations but had no outstanding derivative contracts as of March 31, 2020, September 30, 2019 and March 31, 2019.

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

The net periodic pension cost included the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Spire
Service cost – benefits earned during the period	$5.6	$4.9	$11.1	$9.7
Interest cost on projected benefit obligation*	5.8	7.0	11.7	14.1
Expected return on plan assets*	(9.0)	(8.9)	(18.2)	(18.0)
Amortization of prior service credit*	(0.6)	(0.3)	(1.2)	(0.6)
Amortization of actuarial loss*	3.9	2.3	7.6	4.6
Loss on lump-sum settlements*	21.0	—	21.0	—
Subtotal	26.7	5.0	32.0	9.8
Regulatory adjustment	(11.3)	9.8	(1.7)	19.7
Net pension cost	$15.4	$14.8	$30.3	$29.5

Spire Missouri
Service cost – benefits earned during the period	$3.9	$3.1	$7.7	$6.2
Interest cost on projected benefit obligation*	4.0	4.9	8.2	9.9
Expected return on plan assets*	(6.3)	(6.3)	(12.9)	(12.7)
Amortization of prior service cost*	0.1	0.2	0.1	0.4
Amortization of actuarial loss*	3.1	2.2	6.0	4.3
Loss on lump-sum settlements*	21.0	—	21.0	—
Subtotal	25.8	4.1	30.1	8.1
Regulatory adjustment	(13.2)	7.9	(5.5)	15.9
Net pension cost	$12.6	$12.0	$24.6	$24.0

Spire Alabama
Service cost – benefits earned during the period	$1.5	$1.6	$3.0	$3.1
Interest cost on projected benefit obligation*	1.3	1.5	2.5	3.0
Expected return on plan assets*	(1.8)	(1.8)	(3.5)	(3.6)
Amortization of prior service credit*	(0.6)	(0.5)	(1.2)	(0.9)
Amortization of actuarial loss*	0.8	0.2	1.6	0.4
Subtotal	1.2	1.0	2.4	2.0
Regulatory adjustment	1.7	1.7	3.4	3.4
Net pension cost	$2.9	$2.7	$5.8	$5.4

* Denotes pension expense line items that are recorded below the operating income line in the income statements, in the line item “Other Income (Expense), Net.”

Pursuant to the provisions of the Missouri Utilities’ and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. In the quarter ended March 31, 2020, two Spire Missouri plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $59.1. The lump-sum settlement resulted in a loss of $21.0. For the remeasurements, the discount rates for the Missouri plans were updated to 2.85% from 3.2% at September 30, 2019. For the three and six months ended March 31, 2019, no pension plans met the criteria for settlement recognition.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2020 contributions to Spire Missouri’s pension plans through March 31, 2020 were $10.9 to the qualified trusts and none to non-qualified plans. There were $6.6 of fiscal 2020 contributions to the Spire Alabama pension plans through March 31, 2020.

Contributions to the qualified trusts of the Missouri Utilities’ pension plans for the remainder of fiscal 2020 are anticipated to be $18.1. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2020 are anticipated to be $6.5.

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

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Spire
Service cost – benefits earned during the period	$1.5	$1.8	$2.9	$3.7
Interest cost on accumulated postretirement benefit obligation*	1.5	2.1	3.1	4.4
Expected return on plan assets*	(4.1)	(3.9)	(8.2)	(8.0)
Amortization of prior service credit*	(0.1)	(0.1)	(0.3)	(0.1)
Amortization of actuarial gain*	(0.5)	(0.2)	(1.0)	(0.3)
Subtotal	(1.7)	(0.3)	(3.5)	(0.3)
Regulatory adjustment	4.0	2.6	8.0	5.0
Net postretirement benefit cost	$2.3	$2.3	$4.5	$4.7

Spire Missouri
Service cost – benefits earned during the period	$1.3	$1.7	$2.6	$3.4
Interest cost on accumulated postretirement benefit obligation*	1.1	1.7	2.3	3.4
Expected return on plan assets*	(2.9)	(2.7)	(5.7)	(5.5)
Amortization of prior service (credit) cost*	—	—	(0.1)	0.1
Amortization of actuarial gain*	(0.5)	(0.2)	(1.0)	(0.3)
Subtotal	(1.0)	0.5	(1.9)	1.1
Regulatory adjustment	4.5	3.0	8.9	5.9
Net postretirement benefit cost	$3.5	$3.5	$7.0	$7.0

Spire Alabama
Service cost – benefits earned during the period	$0.1	$0.1	$0.2	$0.2
Interest cost on accumulated postretirement benefit obligation*	0.4	0.4	0.7	0.9
Expected return on plan assets*	(1.2)	(1.2)	(2.4)	(2.4)
Amortization of prior service credit*	(0.1)	(0.1)	(0.2)	(0.2)
Subtotal	(0.8)	(0.8)	(1.7)	(1.5)
Regulatory adjustment	(0.5)	(0.4)	(0.9)	(0.9)
Net postretirement benefit income	$(1.3)	$(1.2)	$(2.6)	$(2.4)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through March 31, 2020 for the Missouri Utilities or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2020
Operating Revenues:
Revenues from external customers	$679.1	$33.3	$3.1	$—	$715.5
Intersegment revenues	(0.1)	—	11.6	(11.5)	—
Total Operating Revenues	679.0	33.3	14.7	(11.5)	715.5
Operating Expenses:
Gas Utility
Natural and propane gas	271.6	—	—	(22.6)	249.0
Operation and maintenance	95.8	—	—	(2.7)	93.1
Depreciation and amortization	47.0	—	—	—	47.0
Taxes, other than income taxes	51.7	—	—	—	51.7
Total Gas Utility Operating Expenses	466.1	—	—	(25.3)	440.8
Gas Marketing and Other	—	37.7	12.7	13.8	64.2
Total Operating Expenses	466.1	37.7	12.7	(11.5)	505.0
Operating Income	$212.9	$(4.4)	$2.0	$—	$210.5
Net Economic Earnings (Loss)	$144.3	$5.1	$(5.4)	$—	$144.0

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2019
Operating Revenues:
Revenues from external customers	$776.7	$25.4	$1.4	$—	$803.5
Intersegment revenues	0.1	0.1	2.9	(3.1)	—
Total Operating Revenues	776.8	25.5	4.3	(3.1)	803.5
Operating Expenses:
Gas Utility
Natural and propane gas	366.7	—	—	(29.3)	337.4
Operation and maintenance	112.0	—	—	(2.5)	109.5
Depreciation and amortization	44.4	—	—	—	44.4
Taxes, other than income taxes	57.4	—	—	—	57.4
Total Gas Utility Operating Expenses	580.5	—	—	(31.8)	548.7
Gas Marketing and Other	—	8.7	7.9	28.7	45.3
Total Operating Expenses	580.5	8.7	7.9	(3.1)	594.0
Operating Income (Loss)	$196.3	$16.8	$(3.6)	$—	$209.5
Net Economic Earnings (Loss)	$146.7	$6.2	$(5.0)	$—	$147.9

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2020
Operating Revenues:
Revenues from external customers	$1,209.7	$65.6	$7.1	$—	$1,282.4
Intersegment revenues	—	—	18.7	(18.7)	—
Total Operating Revenues	1,209.7	65.6	25.8	(18.7)	1,282.4
Operating Expenses:
Gas Utility
Natural and propane gas	513.1	—	—	(49.5)	463.6
Operation and maintenance	204.4	—	—	(5.3)	199.1
Depreciation and amortization	93.4	—	—	—	93.4
Taxes, other than income taxes	89.6	—	—	—	89.6
Total Gas Utility Operating Expenses	900.5	—	—	(54.8)	845.7
Gas Marketing and Other	—	65.6	22.2	36.1	123.9
Total Operating Expenses	900.5	65.6	22.2	(18.7)	969.6
Operating Income (Loss)	$309.2	$—	$3.6	$—	$312.8
Net Economic Earnings (Loss)	$213.4	$11.2	$(8.8)	$—	$215.8

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2019
Operating Revenues:
Revenues from external customers	$1,350.5	$51.2	$3.8	$—	$1,405.5
Intersegment revenues	1.5	0.1	5.9	(7.5)	—
Total Operating Revenues	1,352.0	51.3	9.7	(7.5)	1,405.5
Operating Expenses:
Gas Utility
Natural and propane gas	658.5	—	—	(69.4)	589.1
Operation and maintenance	216.9	—	—	(4.9)	212.0
Depreciation and amortization	88.1	—	—	—	88.1
Taxes, other than income taxes	96.6	—	—	—	96.6
Total Gas Utility Operating Expenses	1,060.1	—	—	(74.3)	985.8
Gas Marketing and Other	—	22.0	16.3	66.8	105.1
Total Operating Expenses	1,060.1	22.0	16.3	(7.5)	1,090.9
Operating Income (Loss)	$291.9	$29.3	$(6.6)	$—	$314.6
Net Economic Earnings (Loss)	$213.1	$14.5	$(13.8)	$—	$213.8

The Company’s total assets by segment were as follows:

	March 31,	September 30,	March 31,
	2020	2019	2019
Total Assets:
Gas Utility	$6,311.6	$6,094.6	$5,850.1
Gas Marketing	159.3	212.3	366.7
Other	2,214.7	2,692.7	2,396.8
Eliminations	(667.6)	(1,380.4)	(1,340.0)
Total Assets	$8,018.0	$7,619.2	$7,273.6

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Income	$133.6	$154.6	$200.6	$221.9
Adjustments, pre-tax:
Provision for ISRS rulings	2.2	—	4.8	—
Unrealized loss (gain) on energy-related derivatives	11.6	(9.1)	15.3	(11.3)
Acquisition, divestiture and restructuring activities	—	—	—	0.4
Income tax effect of adjustments	(3.4)	2.4	(4.9)	2.8
Net Economic Earnings	$144.0	$147.9	$215.8	$213.8

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2032, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2020, are estimated at $1,558.7, $760.3, and $189.2 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

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

11. LEASES

The lease agreement covering the Company’s primary office space in St. Louis extends through February 2035, with an option to renew for an additional five years. Spire Alabama currently has leased office space in two buildings in Birmingham; one lease expires in 2020 and the other extends through January 2024. The lease agreement covering Spire Marketing and Spire Storage office space in Houston extends through December 2028, with options to terminate three years earlier or to renew for an additional five years. The renewal options in the St. Louis and Houston leases are reasonably certain to be exercised and are included in the lease term used to determine the right-of use assets and lease liabilities. The Company and its subsidiaries have other relatively minor rental arrangements for real estate and equipment with remaining terms of up to eleven years.

Operating lease cost, cash flow and noncash information for the three and six months ended March 31, 2020 are shown in the following tables.

Three Months Ended March 31, 2020	Spire	Spire Missouri	Spire Alabama
Operating lease cost, including amounts capitalized	$2.4	$0.1	$1.1
Cash flow and noncash information about operating leases:
Operating cash flows representing cash paid for amounts included in the measurement of lease liabilities	2.2	0.1	0.9
Right-of-use assets obtained in exchange for lease liabilities	—	—	—

Six Months Ended March 31, 2020	Spire	Spire Missouri	Spire Alabama
Operating lease cost, including amounts capitalized	$4.8	$0.3	$2.1
Cash flow and noncash information about operating leases:
Operating cash flows representing cash paid for amounts included in the measurement of lease liabilities	4.5	0.3	1.9
Right-of-use assets obtained in exchange for lease liabilities	71.1	2.1	10.0

The following table shows balance sheet and weighted-average information about operating leases as of March 31, 2020.

	Balance sheet classification	Spire	Spire Missouri	Spire Alabama
Right-of-use assets	Deferred Charges and Other Assets: Other	$67.7	$1.9	$8.0
Lease liabilities, current	Current Liabilities, Other	6.9	0.3	2.3
Lease liabilities, noncurrent	Deferred Credits and Other Liabilities: Other	60.6	1.5	5.6
Weighted-average remaining lease term		16.1 years	5.8 years	3.7 years
Weighted-average discount rate		4.1%	2.5%	2.2%

Following is a maturity analysis by fiscal year for operating lease liabilities as of March 31, 2020.

	Spire	Spire Missouri	Spire Alabama
Remainder of 2020	$3.4	$0.1	$1.2
2021	7.2	0.4	2.1
2022	7.2	0.4	2.1
2023	7.2	0.3	2.1
2024	5.8	0.3	0.7
2025	5.1	0.3	—
Thereafter	58.4	0.2	—
Total undiscounted lease payments	94.3	2.0	8.2
Less present value discount	(26.8)	(0.2)	(0.3)
Total current and noncurrent lease liabilities	$67.5	$1.8	$7.9

As of September 30, 2019, the annual minimum rental commitments for operating leases (under ASC 840) were as follows.

	2020	2021	2022	2023	2024	Later	Total
Spire	$8.2	$7.0	$6.8	$6.1	$4.8	$36.5	$69.4
Spire Missouri	0.5	0.2	—	—	—	—	0.7
Spire Alabama	2.9	2.1	2.1	2.1	0.7	—	9.9

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

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “target,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our current expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results or outcomes to differ materially from those contemplated in any forward-looking statement are:

•	Weather conditions and catastrophic events, particularly severe weather in the natural gas producing areas of the country;
•	Impacts related to the COVID-19 pandemic and uncertainties as to the continuing duration and severity of those impacts;
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

COVID-19

The recent outbreak of the novel coronavirus (COVID-19) is a rapidly developing situation that has adversely impacted economic activity and conditions worldwide. We are continuing to assess the developments involving our workforce, customers and suppliers, as well as the developing response of federal and state authorities, our regulators and other business and community leaders. To date, the Company has implemented what the Company believes to be appropriate procedures and protocols to ensure the safety of our customers, suppliers and employees. These actions include activating incident management procedures, sheltering-at-home for a portion of our employees, limiting direct contact with our customers, and suspending disconnections and charging late payments to our utility customers. At March 31, 2020, the Company has not recorded any regulatory assets or cost deferrals related to COVID-19. An extended slowdown of the United States' economy, changes in commodity costs and/or significant changes in policy and regulation could result in lower demand for natural gas as well as negatively impact the ability of our customers, contractors, suppliers and other business partners to remain in business or return to operating health. These could have a material adverse effect on our results of operations, financial condition, liquidity and prospects. During the period ending March 31, 2020, we have experienced limited impact on our results of operations. While the full extent of future developments is unknown, we do not currently believe there will be a material impact to our business, results of operations, financial condition, liquidity or cash flows.

The Company will participate in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provisions allowing for a payroll tax deferral which will not have an impact on our results of operations but will defer the payment of the Company portion of certain payroll taxes until fiscal 2021 and 2022. Although the Company does not currently expect to seek relief under any other CARES Act provisions, we will continue to monitor all pending and future federal, state and local efforts related to the COVID-19 health crisis and assess our need and, as applicable, eligibility for any such relief.

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

Net Economic Earnings and Net Economic Earnings Per Share

Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. Beginning with the fourth quarter of fiscal 2019, this included a provision for refunds to customers of amounts collected under MoPSC-approved orders as a result of the November 2019 Infrastructure System Replacement Surcharge (ISRS) rulings discussed in Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1. In addition, net economic earnings per share excludes the impact, in the fiscal year of issuance, of shares issued to finance acquisitions that have yet to be included in net economic earnings.

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

EARNINGS – THREE MONTHS ENDED MARCH 31, 2020

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Three Months Ended March 31, 2020
Net Income (Loss) [GAAP]	$142.3	$(3.3)	$(5.4)	$133.6	$2.54
Adjustments, pre-tax:
Provision for ISRS rulings	2.2	—	—	2.2	0.04
Unrealized loss on energy-related derivatives	0.4	11.2	—	11.6	0.23
Income tax effect of adjustments*	(0.6)	(2.8)	—	(3.4)	(0.06)
Net Economic Earnings (Loss) [Non-GAAP]	$144.3	$5.1	$(5.4)	$144.0	$2.75

Three Months Ended March 31, 2019
Net Income (Loss) [GAAP]	$146.7	$12.9	$(5.0)	$154.6	$3.04
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	—	(9.1)	—	(9.1)	(0.18)
Income tax effect of adjustments*	—	2.4	—	2.4	0.04
Net Economic Earnings (Loss) [Non-GAAP]	$146.7	$6.2	$(5.0)	$147.9	$2.90

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

Consolidated

Spire had net income of $133.6 for the three months ended March 31, 2020, compared with net income of $154.6 for the three months ended March 31, 2019. Diluted earnings per share of $2.54 for the current year quarter compared to $3.04 diluted earnings per share for the prior year quarter. The reduction of net income reflects a $16.2 decrease in the Gas Marketing segment, combined with a $4.4 reduction of earnings in the Gas Utility segment. The Gas Marketing decrease represents a $20.3 ($15.1 after-tax) decline related to derivative activity and fair value measurements, combined with lower contribution margin. Gas Utility net income growth was negatively impacted by warmer weather in the current quarter, combined with the $2.2 ($1.7 after-tax) provision recorded for the ISRS rulings provision in the current quarter.

Spire’s net economic earnings were $144.0 ($2.75 per diluted share) for the three months ended March 31, 2020, a decrease of $3.9 from the $147.9 ($2.90 per diluted share) reported for the same period in the prior year. For the current quarter both net income per share and net economic earnings per share were reduced by approximately $0.08 per share due to dividends earned from the $250.0 in preferred shares that were issued in May 2019 and issuance of common stock. Dividends on cumulative preferred shares are deducted from net income in the calculation of earnings per common share.

The principal drivers of the decrease in net economic earnings were the $2.4 and $1.1 decreases from the Gas Utility and Gas Marketing segments, respectively, as reflected in the table. These impacts are described in further detail below.

Gas Utility

For the three months ended March 31, 2020, net economic earnings for the Gas Utility segment decreased $2.4 from the second quarter of the prior fiscal year, primarily due to a $3.5 decrease at Spire Missouri that was only partly offset by a $1.1 increase at Spire Alabama. The decrease at Spire Missouri was driven by $3.0 lower contribution margin net of weather mitigation, combined with $1.5 higher depreciation expense. Other expense increased primarily due to a $3.6 decrease in the value of investments associated with non-qualified employee benefit plans. Spire Alabama benefited from higher contribution margin that was only partly offset by higher O&M and depreciation expenses, which both trended higher in the current year. These impacts are discussed in further detail below.

Gas Marketing

For the three months ended March 31, 2020, net economic earnings for the Gas Marketing segment were $5.1, a decrease of $1.1 compared with the second quarter of the prior fiscal year. The decrease in the current-year period was primarily driven by the increased costs of incremental transportation capacity and less favorable market conditions, partly offset by the higher volumes from our continued business expansion.

Other

For the three months ended March 31, 2020, net economic loss for Other increased $0.4 compared with the second quarter last year. The variance reflects higher earnings from STL Pipeline, a smaller loss from Spire Storage, and lower interest expense that were more than offset by higher insurance claims and higher charitable contributions.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2020
Operating Income (Loss) [GAAP]	$212.9	$(4.4)	$2.0	$—	$210.5
Operation and maintenance expenses	95.8	3.6	9.6	(3.3)	105.7
Depreciation and amortization	47.0	0.1	2.1	—	49.2
Taxes, other than income taxes	51.7	0.4	0.9	—	53.0
Less: Gross receipts tax expense	(37.6)	(0.2)	(0.1)	—	(37.9)
Contribution Margin [Non-GAAP]	369.8	(0.5)	14.5	(3.3)	380.5
Natural and propane gas costs	271.6	33.6	0.1	(8.2)	297.1
Gross receipts tax expense	37.6	0.2	0.1	—	37.9
Operating Revenues	$679.0	$33.3	$14.7	$(11.5)	$715.5

Three Months Ended March 31, 2019
Operating Income (Loss) [GAAP]	$196.3	$16.8	$(3.6)	$—	$209.5
Operation and maintenance expenses	112.0	2.7	6.5	(2.9)	118.3
Depreciation and amortization	44.4	—	0.5	—	44.9
Taxes, other than income taxes	57.4	0.3	0.4	—	58.1
Less: Gross receipts tax expense	(43.4)	(0.1)	—	—	(43.5)
Contribution Margin [Non-GAAP]	366.7	19.7	3.8	(2.9)	387.3
Natural and propane gas costs	366.7	5.7	0.5	(0.2)	372.7
Gross receipts tax expense	43.4	0.1	—	—	43.5
Operating Revenues	$776.8	$25.5	$4.3	$(3.1)	$803.5

Consolidated

As shown in the table above, Spire reported operating revenue of $715.5 for the three months ended March 31, 2020, a decrease of $88.0 compared with the same period in the prior year. This decrease was due to a $97.8 reduction in the Gas Utility segment, which was partly offset by a $7.8 increase in Gas Marketing and a $10.4 increase in Other. Spire’s contribution margin decreased $6.8 compared with last year, as increases of $10.7 for Other from STL Pipeline and Spire Storage and $3.1 for the Gas Utility segment were offset by a $20.2 decrease in the Gas Marketing segment. Depreciation and amortization expenses were up $2.6 in the Gas Utility segment, reflecting the higher overall capital investments across all utilities. Gas Utility O&M expenses of $95.8 for the quarter were down $16.2 from last year, including a $19.1 year-over-year net decrease in postretirement benefit costs recorded in O&M primarily due to a $21.0 settlement loss in a Spire Missouri pension plan that is transferred from O&M to other expense below the operating income line (the “Postretirement Nonservice Cost Transfer”). Excluding this impact, O&M expenses were up $2.9 driven by higher operations and employee related costs. These impacts are described in further detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the three months ended March 31, 2020, were $679.0, or $97.8 lower than the same period in the prior year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA costs	$(58.0)
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(33.7)
Spire Missouri and Spire Alabama – Gross receipt taxes	(5.6)
Spire Missouri – ISRS, net of ISRS rulings provision	3.7
Spire Alabama – RSE: Annual rate renewal	3.2
All other factors	(7.4)
Total Variation	$(97.8)

The decrease in revenues was primarily driven by lower gas costs, lower volumetric usage resulting from warmer weather, and lower gross-receipt taxes, consistent with the lower billings. These negative impacts were only partly offset by Spire Missouri’s $3.7 net ISRS revenue increase (after recording provision for ISRS rulings) and the favorable $3.2 RSE adjustment at Spire Alabama.

Contribution Margin – Gas Utility contribution margin was $369.8 for the three months ended March 31, 2020, a $3.1 increase over the same period in the prior year. The increase was attributable to the following factors:

Spire Missouri – ISRS, net of ISRS rulings provision	$3.7
Spire Alabama – RSE: Annual rate renewal	2.7
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(1.8)
All other factors	(1.5)
Total Variation	$3.1

The increase in contribution margin was primarily attributable to Spire Missouri’s net ISRS amounts (after recording provision for ISRS rulings) of $3.7, in conjunction with a $2.7 increase by the RSE annual rate renewal at Spire Alabama, partly offset by lower volumetric usage resulting from warmer weather. In Missouri, degree days were 19% warmer than last year and 11% warmer than normal, negatively impacting contribution margin by $5.9, net of weather mitigation.

Operating Expenses – O&M expenses for the three months ended March 31, 2020 were $16.2 lower than the same period in the prior year, including the $19.1 year-over-year net decrease due to Postretirement Nonservice Cost Transfer to other expense below the operating income line. Excluding this impact, O&M expenses were $2.9 higher due to increased operations and employee-related costs. Depreciation and amortization expenses for the three months ended March 31, 2020 were $2.6 higher than the same period in the prior year primarily driven by higher levels of capital expenditures across all the Utilities.

Gas Marketing

Operating Revenues – Operating revenues increased $7.8 versus the prior-year period as higher volumetric gas sales were partly offset by the impact of lower general pricing this quarter versus the prior year quarter. Average pricing for the three months ended March 31, 2020, was approximately $1.895/MMBtu versus approximately $2.956/MMBtu for the quarter ended March 31, 2019.

Contribution Margin – Gas Marketing contribution margin during the three months ended March 31, 2020 decreased $20.2 from the same period in the prior year, largely reflecting a $20.3 decline in derivative activity and fair value measurements excluded from net economic earnings. Excluding these losses, margins were flat compared with the prior year, as higher volumes associated with the segment’s business expansion were offset by the costs of incremental transportation capacity and the impact of lower basis differentials.

Interest Charges

Consolidated interest charges during the three months ended March 31, 2020 decreased by $0.4 from the same period in the prior year. The decrease was primarily driven by net long-term debt issuances at the Gas Utilities and Spire STL Pipeline being offset by lower average levels of short-term borrowings and lower short-term rates. For the three months ended March 31, 2020 and 2019, average short-term borrowings were $544.2 and $622.9, respectively, and the average interest rates on these borrowings were 2.1% and 2.7%, respectively.

Income Taxes

Consolidated income tax for the three months ended March 31, 2020 decreased $3.2 versus the same period in the prior year. The variance is the result of the lower pre-tax book income in the current year, partially offset by a slightly higher effective tax rate in the current year.

Spire Missouri

	Three Months Ended March 31,
	2020	2019
Operating Income [GAAP]	$117.7	$102.4
Operation and maintenance expenses	50.8	70.7
Depreciation and amortization	29.3	27.8
Taxes, other than income taxes	36.1	41.9
Less: Gross receipts tax expense	(26.2)	(32.1)
Contribution Margin [Non-GAAP]	207.7	210.7
Natural and propane gas costs	223.6	313.8
Gross receipts tax expense	26.2	32.1
Operating Revenues	$457.5	$556.6
Net Income	$74.5	$80.0

Operating revenues for the three months ended March 31, 2020, decreased $99.1 from the same period in the prior year primarily due to $59.9 lower gas costs and an $33.7 decrease in volumetric usage (net of weather mitigation) resulting from warmer weather in the current year quarter. A further $5.8 reduction was attributable to lower gross-receipt taxes in the current year versus the prior-year quarter. A net increase (after ISRS ruling provision of $2.2) of ISRS revenues totaling $3.7 only partly offset these negative impacts. Contribution margin for the three months ended March 31, 2020, decreased $3.0 from the same period in the prior year, largely due to the lower volumetric usage of $5.9. As previously discussed, degree days were 19% warmer than last year and 11% warmer than normal, and as a result margins for commercial and industrial customers were down $5.3. Residential margins on a net basis were down $0.6 including the benefit of the weather normalization adjustment rider (WNAR). These negative impacts were partly offset by ISRS amounts mentioned above.

O&M expenses for the three months ended March 31, 2020 decreased $19.9, including a $20.5 year-over-year net decrease due to the transfer of mix of service and nonservice postretirement benefit costs to other expense below the operating income line. Excluding this impact, expenses were $0.6 higher than the prior year quarter. Depreciation and amortization increased $1.5 in the current quarter versus the prior-year quarter due to higher capital investments.

Other expense was up $23.4 including the transfer of postretirement costs of $20.5 explained above. Excluding this impact other expense increased $2.9 primarily due to a $3.6 decrease in the value of investments associated with non-qualified employee benefit plans.

Degree days in Spire Missouri’s service areas during the three months ended March 31, 2020, were 11% warmer than normal and 19% warmer than the same period last year, resulting in lower usage on a year-over-year comparative basis. The Missouri Utilities’ total system therms sold and transported were 695.3 million for the three months ended March 31, 2020, compared with 829.0 million for the same period in the prior year. Total off-system therms sold and transported were 9.8 million for the three months ended March 31, 2020, compared with 11.7 million for the same period last year.

Resulting net income for the quarter ended March 31, 2020 decreased $5.5 versus the prior-year quarter.

Spire Alabama

	Three Months Ended March 31,
	2020	2019
Operating Income [GAAP]	$81.2	$79.6
Operation and maintenance expenses	37.1	33.4
Depreciation and amortization	14.6	13.7
Taxes, other than income taxes	13.2	12.6
Less: Gross receipts tax expense	(9.9)	(9.6)
Contribution Margin [Non-GAAP]	136.2	129.7
Natural and propane gas costs	39.4	41.1
Gross receipts tax expense	9.9	9.6
Operating Revenues	$185.5	$180.4
Net Income	$57.8	$56.7

Operating revenues for the three months ended March 31, 2020, increased $5.1 from the same period in the prior year. The change in operating revenue was driven principally due to the RSE annual rate renewal of $3.2 and a $1.9 increase in gas costs versus the prior year. Contribution margin increased $6.5, primarily due to weather-mitigated usage impacts of $4.1, and $2.7 attributable to the RSE adjustment.

O&M expenses for the three months ended March 31, 2020 increased $3.7 versus the prior-year quarter, primarily due to higher field distribution and maintenance expenses. Depreciation and amortization expenses for the three months ended March 31, 2020, were $0.9 higher than the same period last year, the result of continued infrastructure upgrade investment.

For the quarter ended March 31, 2020 resulting net income increased $1.1 versus the prior-year quarter.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended March 31, 2020 were 26% warmer than normal and 6% warmer than a year ago. Spire Alabama’s total system therms sold and transported were 320.6 million for the three months ended March 31, 2020, compared with 316.5 million for the same period in the prior year.

EARNINGS – SIX MONTHS ENDED MARCH 31, 2020

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Six Months Ended March 31, 2020
Net Income (Loss) [GAAP]	$209.4	$—	$(8.8)	$200.6	$3.77
Adjustments, pre-tax:
Provision for ISRS rulings	4.8	—	—	4.8	0.09
Unrealized loss on energy-related derivatives	0.4	14.9	—	15.3	0.30
Income tax effect of adjustments*	(1.2)	(3.7)	—	(4.9)	(0.10)
Net Economic Earnings (Loss) [Non-GAAP]	$213.4	$11.2	$(8.8)	$215.8	$4.06

Six Months Ended March 31, 2019
Net Income (Loss) [GAAP]	$213.1	$22.9	$(14.1)	$221.9	$4.36
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	—	(11.3)	—	(11.3)	(0.22)
Acquisition, divestiture and restructuring activities	—	—	0.4	0.4	0.01
Income tax effect of adjustments*	—	2.9	(0.1)	2.8	0.05
Net Economic Earnings (Loss) [Non-GAAP]	$213.1	$14.5	$(13.8)	$213.8	$4.20
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

Note: In the following discussion, all references to earnings (loss) per share and net economic earnings per share refer to earnings (loss) per common share and net economic earnings per diluted common share.

Consolidated

Spire’s net income was $200.6 for the six months ended March 31, 2020, compared with $221.9 for the six months ended March 31, 2019. Basic and diluted earnings per share for the six months ended March 31, 2020, were $3.78 and $3.77, respectively, compared with basic and diluted earnings per share of $4.37 and $4.36, respectively, for the six months ended March 31, 2019. For the current year, both net income per share and net economic earnings per share were reduced by approximately $0.14 per share due to dividends earned from the $250.0 in preferred shares that were issued in May 2019. Dividends on cumulative preferred shares are deducted from net income in the calculation of earnings per common share. Results were also impacted by $0.03 per share due to an increase in common shares outstanding.

The decrease in net income of $21.3 reflects a $22.9 reduction in net income from the Gas Marketing segment, and a $3.7 reduction in net income from the Gas Utility segment that were only partly offset by a positive net change of $5.3 in Other.

The Gas Marketing segment was negatively impacted by $26.2 ($19.6 after-tax) in unfavorable fair value mark-to-market adjustments, and less favorable market conditions. The Gas Utility segment is lower due principally to $8.7 lower net income from Spire Missouri, the result of $4.8 ($3.7 after-tax) in ISRS ruling provisions in the current year and $8.6 lower contribution margin due to the impacts of warmer weather.

Net economic earnings were $215.8 ($4.06 per diluted share) for the six months ended March 31, 2020, compared to $213.8 ($4.20 per diluted share) for the same period last year, reflecting earnings improvements in both the Spire STL Pipeline and Spire Storage, partially offset by lower Gas Marketing earnings. These fluctuations are discussed in further detail below.

Gas Utility

Gas Utility net income decreased by $3.7 from the prior year, reflecting the impact of the $3.7 after-tax expense for ISRS ruling provisions. Net economic earnings increased $0.3 compared with last year due to increased margins of $10.2, lower than expected due to warmer weather impacts of $5.6, combined with $6.0 higher operating expenses, after removing the impact of the current year $18.5 transfer of mix of service and nonservice postretirement benefit costs to other expense below the operating income line (the “Year-To-Date Postretirement Nonservice Cost Transfer”). Higher depreciation and amortization reflecting increased capital investment also impacted results.

Gas Marketing

The Gas Marketing segment reported no net income for the six months ended March 31, 2020, versus net income of $22.9 during the same period last year, principally reflecting $19.6 in after-tax unfavorable fair value mark-to-market valuations in the current year. Net economic earnings for the current year were $11.2, a decrease of $3.3 from the same period last year as higher volumes were more than offset by lower pricing, less favorable market conditions and higher operating costs.

Other

For the six months ended March 31, 2020, net economic loss for Other was $8.8, an improvement from $13.8 in the prior-year period. Included in those results was a $3.1 increase in net economic earnings from the STL Pipeline which entered service in late calendar 2019 and a $2.2 reduction in the operating loss from Spire Storage.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2020
Operating Income [GAAP]	$309.2	$—	$3.6	$—	$312.8
Operation and maintenance expenses	204.4	6.7	17.5	(6.3)	222.3
Depreciation and amortization	93.4	0.1	3.2	—	96.7
Taxes, other than income taxes	89.6	0.7	1.3	—	91.6
Less: Gross receipts tax expense	(62.2)	(0.2)	(0.1)	—	(62.5)
Contribution Margin [Non-GAAP]	634.4	7.3	25.5	(6.3)	660.9
Natural and propane gas costs	513.1	58.1	0.2	(12.4)	559.0
Gross receipts tax expense	62.2	0.2	0.1	—	62.5
Operating Revenues	$1,209.7	$65.6	$25.8	$(18.7)	$1,282.4

Six Months Ended March 31, 2019
Operating Income (Loss) [GAAP]	$291.9	$29.3	$(6.6)	$—	$314.6
Operation and maintenance expenses	216.9	5.3	13.9	(5.6)	230.5
Depreciation and amortization	88.1	—	1.0	—	89.1
Taxes, other than income taxes	96.6	0.5	0.8	—	97.9
Less: Gross receipts tax expense	(69.3)	(0.1)	—	—	(69.4)
Contribution Margin [Non-GAAP]	624.2	35.0	9.1	(5.6)	662.7
Natural and propane gas costs	658.5	16.2	0.6	(1.9)	673.4
Gross receipts tax expense	69.3	0.1	—	—	69.4
Operating Revenues	$1,352.0	$51.3	$9.7	$(7.5)	$1,405.5

Consolidated

Spire’s operating revenues decreased by $142.3 at the Gas Utility segment and were $14.3 and $16.1 higher in the Gas Marketing segment and Other, respectively. The Gas Utility decrease was due principally to $84.2 lower gas costs, and a $57.1 reduction due to weather/volumetric impacts (net of weather mitigation). The Gas Marketing increase was due to higher volumes offsetting lower prices, while Other reflects an added $11.8 from STL Pipeline which entered service in late calendar 2019 and $3.6 higher revenues at Spire Storage.

Spire’s contribution margin decreased $1.8 compared with the same six-month period last year, as higher margins from Gas Utility and other businesses were offset by lower margins in Gas Marketing. The Gas Utility contribution margin increased $10.2, primarily driven by the $11.8 increase from Spire Alabama and increases at the utilities of Spire EnergySouth, which more than offset the $3.3 reduction with the Missouri Utilities. Higher contribution margins at the STL Pipeline are consistent with its in-service date earlier this year, and Spire Storage’s improvement reflects higher utilization of its storage capacity. The $27.7 decrease in Gas Marketing reflects a $26.2 year-over-year reduction in fair value mark-to-market adjustments, combined with less favorable market conditions and higher transportation costs.

Depreciation and amortization expenses were higher in the Gas Utility segment, due to higher capital investments in both the Missouri Utilities and Spire Alabama. Gas Utility O&M expenses were lower in the current year driven primarily by the Year-To-Date Postretirement Nonservice Cost Transfer described above. Excluding this adjustment, O&M expenses were higher by $6.0 largely due to due to increased operations and employee related costs. These fluctuations are described in more detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the six months ended March 31, 2020, were $1,209.7, or $142.3 lower than the same period last year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA costs	$(84.2)
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(57.1)
Spire Missouri and Spire Alabama – Off -system sales and capacity release	(7.0)
Spire Missouri and Spire Alabama – Gross receipt taxes	(7.1)
Spire Missouri – ISRS, net of ISRS rulings provision	5.9
Spire Alabama – RSE: Annual rate renewal	6.0
All other factors	1.2
Total Variation	$(142.3)

The decrease in revenues was driven primarily by a $84.2 decrease in gas costs, lower weather/volumetric impacts of $57.1, a $7.0 reduction in off-system sales and $7.1 lower gross tax receipts. These negative impacts were only partially offset by a $6.0 increase due to Spire Alabama’s RSE rate renewal and a $5.9 increase of Spire Missouri ISRS (net of ISRS ruling provision).

Contribution Margin – Gas Utility contribution margin was $634.4 for the six months ended March 31, 2020, a $10.2 increase over the same period last year. The increase was attributable to the following factors:

Spire Missouri – ISRS, net of ISRS rulings provision	$5.9
Spire Alabama – RSE: Annual rate renewal	5.2
Spire Alabama – RSE: net giveback	3.1
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(5.6)
All other factors	1.6
Total Variation	$10.2

The contribution margin increase resulted primarily from Missouri ISRS (net of ISRS ruling provisions) and Spire Alabama RSE adjustment impacts. These positive factors were partially offset by lower volumetric margins at Spire Missouri of $8.6, net of weather mitigation. Degree days were 13% warmer than last year and 5% warmer than normal.

Operating Expenses – Gas Utility O&M expenses, decreased $12.5 from last year. Removing the Year-To-Date Postretirement Nonservice Cost Transfer, the year-over-year increase in O&M was $6.0. The $6.0 increase is due to higher operations and employee-related costs. Depreciation and amortization expenses for the six months ended March 31, 2020, increased $5.3 from the same period last year as a result of higher levels of capital investment over the past year.

Gas Marketing

Operating Revenues – Gas Marketing operating revenues increased $14.3 from the same period last year, principally due to higher total volumes that were only partly offset by lower pricing levels. Overall commodity pricing in the current year was $1.146/MMBtu lower than the prior year.

Contribution Margin – Gas Marketing contribution margin during the six months ended March 31, 2020, decreased $27.7 from the same period last year, negatively impacted by a net $26.2 year-over-year swing in derivative activity and mark-to-market valuations. The remaining decrease reflects the benefits of geographic expansion more than offset by less favorable market conditions (principally lower basis differentials and commodity costs) and higher transportation costs.

Interest Charges

Consolidated interest charges during the six months ended March 31, 2020, were $0.4 higher than the same period last year. The increase was primarily driven by net long-term debt issuances and higher levels of short-term borrowings, offset by slightly lower average short-term interest rates in the current period. For the six months ended March 31, 2020 and 2019, average short-term borrowings were $636.4 and $598.3, respectively, and the average interest rates on these borrowings were 2.1% and 2.8%, respectively.

Income Taxes

Consolidated income tax expense during the six months ended March 31, 2020 decreased $3.6 versus the prior year. The variance is the result of the lower pre-tax book income in the current year, offset partly by a slightly higher effective tax rate in the current year.

Spire Missouri

	Six Months Ended March 31,
	2020	2019
Operating Income [GAAP]	$184.7	$173.8
Operation and maintenance expenses	116.3	133.8
Depreciation and amortization	58.3	55.0
Taxes, other than income taxes	62.8	70.0
Less: Gross receipts tax expense	(43.4)	(50.6)
Contribution Margin [Non-GAAP]	378.7	382.0
Natural and propane gas costs	409.4	537.2
Gross receipts tax expense	43.4	50.6
Operating Revenues	$831.5	$969.8
Net Income	$122.5	$131.2

Operating revenues during the six months ended March 31, 2020, decreased $138.3 from the same period last year primarily due to a $83.2 decrease attributable to lower gas costs, a $45.4 decrease in volumetric impacts (net of weather mitigation) relating to warmer weather conditions in the current year, an $8.0 reduction due to lower off-system sales and a $7.2 reduction due to lower gross receipts taxes. These negative impacts were only slightly offset by $5.9 higher ISRS (net of ISRS ruling provisions).

Contribution margin decreased $3.3 versus the same period in the prior year. A $5.9 increase in ISRS (net of ISRS rulings provision) was more than offset by $8.6 lower volumetric margins, primarily the result of warmer weather. As previously discussed, degree days were 13% warmer than last year and 5% warmer than normal, and as a result, commercial and industrial customers were down $5.7. Residential margins, on a net basis, were down $2.9 including the benefit of WNAR.

O&M expenses during the six months ended March 31, 2020, decreased $17.5 from the same period last year. Excluding the Year-To-Date Postretirement Nonservice Cost Transfer of $19.8, the year-over-year increase in O&M was $2.3 higher in the current year versus the prior-year period. This increase is the result of increased operations and employee-related costs. Depreciation increased by $3.3 as a result of continuing increases in the levels of capital investment.

During the second fiscal quarter of 2020 Spire Missouri also experienced decreases in value of investments associated with non-qualified pensions.

Temperatures in Spire Missouri’s service areas during the six months ended March 31, 2020, were 13% warmer than the same period last year and 5% warmer than normal. The Missouri Utilities’ total system therms sold and transported were 1,251.4 million for the six months ended March 31, 2020, compared with 1,418.1 million for the same period last year. Total off-system therms sold and transported were 18.5 million for the six months ended March 31, 2020, compared with 34.8 million for the same period last year.

Resulting net income for the six months ended March 31, 2020 decreased $8.7 versus the same period in the prior-year.

Spire Alabama

	Six Months Ended March 31,
	2020	2019
Operating Income [GAAP]	$102.1	$96.7
Operation and maintenance expenses	72.3	67.8
Depreciation and amortization	28.9	27.3
Taxes, other than income taxes	22.0	21.5
Less: Gross receipts tax expense	(16.1)	(15.9)
Contribution Margin [Non-GAAP]	209.2	197.4
Natural and propane gas costs	86.4	100.6
Gross receipts tax expense	16.1	15.9
Operating Revenues	$311.7	$313.9
Net Income	$71.0	$67.0

Operating revenues for the six months ended March 31, 2020, decreased $2.2 from the same period last year. The change was principally driven by a $11.7 decrease in weather and usage impacts (net of weather mitigation) and $1.0 lower gas costs. These negative impacts were offset by net RSE adjustments (reset and giveback) of $9.3. Contribution margin increased $11.8, principally as a result of the RSE adjustments of $8.3 (mentioned above) and $3.0 of weather and usage. O&M expenses for the six months ended March 31, 2020, increased $4.5 from the same period last year, primarily driven by increased operations and employee related costs.

Temperatures in Spire Alabama’s service area during the six months ended March 31, 2020, were 9% warmer than the same period last year and 16% warmer than normal. Spire Alabama’s total system therms sold and transported were 603.7 million for the six months ended March 31, 2020, compared with 604.6 million for the same period last year.

REGULATORY MATTERS

For discussions of regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and include regulatory accounting, employee benefits and postretirement obligations, and income taxes. While accounting estimates related to these and other items such as goodwill and allowance for doubtful accounts were considered in light of the COVID-19 health crisis, there were no significant changes to critical accounting estimates during the six months ended March 31, 2020.

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

	Six Months Ended March 31,
Cash Flow Summary	2020	2019
Net cash provided by operating activities	$321.7	$297.5
Net cash used in investing activities	(344.6)	(386.6)
Net cash provided by financing activities	125.5	78.8

For the six months ended March 31, 2020, net cash provided by operating activities increased $24.2 from the corresponding period of fiscal 2019. The change was due principally to the timing of accounts payable and fluctuations in working capital items, as discussed above.

For the six months ended March 31, 2020, net cash used in investing activities was $42.0 less than for the same period in the prior year, driven by a $30.7 decrease in capital expenditures and $7.9 less outflows relating to acquisition-related activity. The lower capital spending in the current year is consistent with the Company’s capital expenditure expectations and reflects more infrastructure upgrades at the Utilities, support of customer growth, new business development initiatives which increased by $23.4, more than offset by $54.8 in lower expenditures related to Spire Storage and Spire STL Pipeline, which was completed in the first quarter of this fiscal year. Total capital expenditures for the full fiscal year 2020 are expected to be approximately $640.

Lastly, for the six months ended March 31, 2020, net cash provided by financing activities was $125.5, versus net cash provided of $78.8 for the six months ended March 31, 2019. This change primarily reflects issuance of long-term debt of $510.0 this year versus $190.0 in the prior year combined with an increase in proceeds from common stock issuances of $14.2, principally through the “at-the-market” program (discussed below), offset by a combined $271.9 higher short- and long-term borrowing repayments in the current year, and an increase in common stock and preferred stock dividends paid of $5.0 and $7.4, respectively, in the current year.

CAPITAL RESOURCES

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Our debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of March 31, 2020, the debt ratings of the Company, Spire Missouri and Spire Alabama, shown in the following table, remain at investment grade with a stable outlook.

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

The effects of COVID-19 on the U.S. capital markets may significantly impact Spire. We rely on access to the capital markets to fund our capital requirements. These uncertain economic conditions may also result in the inability of our customers to pay for services and could have an impact on our liquidity. Still, considering our financing as described in Note 5, Financing Arrangements and Long-term Debt, of the Notes to Financial Statements in Item 1, along with our temporary cash investments, we believe we have sufficient access to cash to meet our needs.

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had $96.0 of temporary cash investments as of March 31, 2020.

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

Long-term Debt and Equity

At March 31, 2020, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,507.0, of which $1,105.0 was issued by Spire Missouri, $475.0 was issued by Spire Alabama, and $237.0 was issued by other subsidiaries. For more information about long-term debt, see Note 5 of the Notes to Financial Statements in Item 1.

Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021. As of March 31, 2020, $125.0 remained available under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance. On July 9, 2019, the APSC approved $100.0 of long-term financing, which was ultimately issued by Spire Alabama on December 2, 2019, and on March 24, 2020, the APSC approved an application for up to $150.0 of additional long-term debt financing for Spire Alabama.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and

Direct Stock Purchase Plan. There were 84,490 and 78,683 shares at March 31, 2020 and May 5, 2020, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

On February 6, 2019, Spire entered into an “at-the-market” equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Those shares are issued pursuant to Spire’s universal shelf registration statement referenced above and a prospectus supplement dated May 14, 2019. Under this program, for the year ended September 30, 2019, Spire issued 179,630 shares, generating $14.4 of proceeds net of issuance costs, and for the six months ended March 31, 2020, Spire issued 112,758 shares, generating $9.5 of proceeds net of issuance costs.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization at March 31, 2020 consisted of 52% equity, compared to 55% equity at September 30, 2019.

CONTRACTUAL OBLIGATIONS

During the six months ended March 31, 2020, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Form 10-K for the fiscal year ended September 30, 2019.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of March 31, 2020, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K as of September 30, 2019. During the first quarter of fiscal 2019, the Company entered into a three-year interest rate swap with a fixed interest rate of 3.250% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $60.7 mark-to-market loss on this swap for the six months ended March 31, 2020. In the second quarter of 2020, the Company entered into multiple three-year interest rate swaps with fixed interest rates ranging from 0.921% to 1.3105% for a total notional amount of $150.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $6.2 mark-to-market loss on these swaps for the three months ended March 31, 2020.

ENVIRONMENTAL MATTERS

The Utilities and other Spire subsidiaries own and operate natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws and regulations, along with their interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Spire Missouri’s, or Spire Alabama’s financial position and results of operations. As environmental laws, regulations, and interpretations change, however, the Company and the Utilities may be required to incur additional costs. For information relative to environmental matters, see Contingencies in Note 10 of the Notes to Financial Statements in Item 1.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2020, the Company had no off-balance-sheet financing arrangements other than operating leases, surety bonds, and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, environmental matters and regulatory matters, see Note 10, Commitments and Contingencies, and Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1 of Part I.

The registrants are involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcomes of these matters will not have a material effect on any registrant’s financial position or results of operations reflected in the financial statements presented herein.

Item 1A. Risk Factors

The following represents a material change in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (our “Form 10-K”). The following risk factor disclosure should be read in conjunction with the other risk factors set out in our Form 10-K.

We face risks related to the recent coronavirus outbreak.

The recent outbreak of the novel coronavirus (COVID-19) is a rapidly developing situation that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of customer operations, as well as disrupted financial markets and supply chains. To date, the Company has implemented what the Company believes to be appropriate procedures and protocols to ensure the safety of our customers, suppliers and employees. These actions include activating incident management procedures, sheltering-at-home for a portion of our employees, limiting direct contact with our customers, and suspending disconnections and charging late payments to our utility customers. During the period ending March 31, 2020, we have seen limited impact of these and other actions, many of which took effect during the month of March. We are continuing to assess the developments involving our workforce, customers and suppliers, as well as the developing response of federal and state authorities, our regulators and other business and community leaders. An extended slowdown of the United States' economy or demand for commodities and/or material changes in policy could result in lower demand for natural gas, particularly among our commercial and industrial customers, as well as negatively impact the ability of our customers, contractors, suppliers and other business partners to remain in business or return to reasonable business activity in the near future. The impacts of this crisis continue to unfold, and the full extent of future developments are not known at this time and may have a material impact on our results of operations, financial condition, liquidity and prospects. We have identified the following potential categories of risks for Spire, Spire Missouri and Spire Alabama outside of those already experienced in March 2020:

•	The health, safety and productivity of our workforce, including in a physically dispersed environment;
•	Decreases in non-essential operational functions and/or capital investment;
•	Supply chain impacts due to decreased production and imports of materials and supplies;
•

The impact on operating results due to increased costs, lower demand in Spire’s service territories and/or lower fees associated with suspending service disconnections and other billing practices or other moratoriums that are in place, or may be put in place;

•	The impact of new regulatory actions that could increase costs or provide for future regulatory recovery of those costs;
•	Spire’s continued ability to access normal functioning capital markets in prolonged economic downturn;
•

Adverse investment performance for postretirement benefit plan assets or the failure to maintain sustained growth in these investments over time could increase our plan costs and funding requirements related to the plans; and

•	Cybersecurity risks associated with a portion of our workforce working remotely.

To mitigate some of these risks, Spire has implemented additional health and safety precautions while continuing to service utility customers. Spire is an essential business and continues to operate, while adhering to precautionary safety measures, to ensure that critical infrastructure improvements continue and to maintain the safety of the gas distribution network. Further, we have modified certain business and workforce practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences) to conform to government restrictions and best practices encouraged by government and regulatory authorities. We are monitoring impacts on our operations, costs and rate bases of our businesses, and continue to explore alternative approaches to ensure the viability of our businesses and continued service to our customers.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, will likely negatively affect our operations, liquidity, financial condition, cash flows and results of operations. To the extent the COVID-19 health crisis adversely affects our business, it may also have the effect of heightening many of the other risks described in Part I, Item 1A of our Form 10-K.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2020 – January 31, 2020	536	$82.92	—	—
February 1, 2020 – February 29, 2020	1,228	85.07	—	—
March 1, 2020 – March 31, 2020	138	77.29	—	—
Total	1,902	83.90	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of March 31, 2020, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1*

Loan Agreement, dated March 26, 2020, by and among Spire Inc., as the Borrower, the lenders from time to time party thereto, as Banks, including U.S. Bank National Association, as the Administrative Agent, and TD Bank, N.A., as Documentation Agent; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2020.

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
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

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

Spire Inc.

Date:	May 8, 2020	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	May 8, 2020	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	May 8, 2020	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)