Form 10-Q
period 2020-06-30
SPIRE INC; SPIRE MISSOURI INC; SPIRE ALABAMA INC
filed 2020-08-05
CIK 1126956, 57183, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 2101 6th Avenue North Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) (only applicable for Spire Inc.):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock $1.00 par value	SR	New York Stock Exchange LLC

Depositary Shares, each representing a 1/1,000th interest in a share of 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $25.00 per share	SR.PRA	New York Stock Exchange LLC

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of July 31, 2020, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	51,482,424
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

APSC	Alabama Public Service Commission	PGA	Purchased Gas Adjustment
ASC	Accounting Standards Codification	RSE	Rate Stabilization and Equalization
Company	Spire Inc.	SEC	U.S. Securities and Exchange Commission
Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	Spire	Spire Inc.
FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.
FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi
GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.
Gas Marketing	Segment including Spire Marketing, which is engaged in the non-regulated marketing of natural gas and related activities	Spire Marketing	Spire Marketing Inc.
Gas Utility	Segment including the regulated operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.
GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.
ISRS	Infrastructure System Replacement Surcharge	Spire STL Pipeline	Spire STL Pipeline LLC
MMBtu	Million British thermal units	Spire Storage	Spire’s physical natural gas storage operations at two facilities in Wyoming
MoPSC	Missouri Public Service Commission	U.S.	United States
MSPSC	Mississippi Public Service Commission	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth
O&M	Operation and maintenance expense

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri”) and Spire Alabama Inc. (“Spire Alabama”) — without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrants’ combined Form 10-K for the fiscal year ended September 30, 2019.

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Operating Revenues:
Gas Utility	$305.7	$301.4	$1,515.4	$1,651.9
Gas Marketing and other	15.4	19.9	88.1	74.9
Total Operating Revenues	321.1	321.3	1,603.5	1,726.8
Operating Expenses:
Gas Utility
Natural and propane gas	70.7	75.5	534.3	664.6
Operation and maintenance	112.5	111.2	311.6	323.2
Depreciation and amortization	47.8	45.1	141.2	133.2
Taxes, other than income taxes	31.7	29.7	121.3	126.3
Total Gas Utility Operating Expenses	262.7	261.5	1,108.4	1,247.3
Impairments	148.6	—	148.6	—
Gas Marketing and other	16.3	46.5	140.2	151.6
Total Operating Expenses	427.6	308.0	1,397.2	1,398.9
Operating (Loss) Income	(106.5)	13.3	206.3	327.9
Interest Expense, Net	26.4	25.6	80.3	79.1
Other Income (Expense), Net	13.0	6.4	(0.8)	15.3
(Loss) Income Before Income Taxes	(119.9)	(5.9)	125.2	264.1
Income Tax (Benefit) Expense	(27.6)	(2.9)	16.9	45.2
Net (Loss) Income	(92.3)	(3.0)	108.3	218.9
Provision for preferred dividends	3.7	1.6	11.1	1.6
(Loss) income allocated to participating securities	(0.1)	—	0.2	0.5
Net (Loss) Income Available to Common Shareholders	$(95.9)	$(4.6)	$97.0	$216.8

Weighted Average Number of Common Shares Outstanding:
Basic	51.2	50.7	51.1	50.6
Diluted	51.2	50.7	51.2	50.8
Basic (Loss) Earnings Per Common Share	$(1.87)	$(0.09)	$1.90	$4.28
Diluted (Loss) Earnings Per Common Share	$(1.87)	$(0.09)	$1.90	$4.27

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net (Loss) Income	$(92.3)	$(3.0)	$108.3	$218.9
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	1.4	(12.3)	(20.8)	(30.4)
Amounts reclassified into net income	(0.3)	(0.3)	(2.8)	(1.0)
Net gain (loss) on cash flow hedging derivative instruments	1.1	(12.6)	(23.6)	(31.4)
Net gain (loss) on defined benefit pension and other postretirement plans	—	0.1	(0.1)	0.2
Net unrealized gain on available for sale securities	—	—	—	0.1
Other Comprehensive Income (Loss), Before Tax	1.1	(12.5)	(23.7)	(31.1)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	0.1	(3.1)	(5.4)	(7.5)
Other Comprehensive Income (Loss), Net of Tax	1.0	(9.4)	(18.3)	(23.6)
Comprehensive (Loss) Income	$(91.3)	$(12.4)	$90.0	$195.3

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2020	2019	2019
ASSETS
Utility Plant	$6,472.2	$6,146.5	$5,990.6
Less: Accumulated depreciation and amortization	1,882.1	1,794.5	1,770.4
Net Utility Plant	4,590.1	4,352.0	4,220.2
Non-utility Property (net of accumulated depreciation and amortization of $20.8, $12.7 and $11.1 at June 30, 2020, September 30, 2019, and June 30, 2019, respectively)	420.1	477.8	416.6
Other Investments	70.6	72.3	74.8
Total Other Property and Investments	490.7	550.1	491.4
Current Assets:
Cash and cash equivalents	7.4	5.8	5.8
Accounts receivable:
Utility	153.2	139.8	167.2
Other	122.4	172.8	193.2
Allowance for doubtful accounts	(27.5)	(23.0)	(23.7)
Delayed customer billings	10.5	4.3	19.4
Inventories:
Natural gas	110.5	162.6	123.8
Propane gas	10.7	10.7	10.7
Materials and supplies	27.4	23.3	23.7
Regulatory assets	70.2	78.6	79.0
Prepayments	42.2	29.1	39.5
Other	32.3	10.5	11.2
Total Current Assets	559.3	614.5	649.8
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	791.8	767.6	657.1
Other	219.1	163.4	141.9
Total Deferred Charges and Other Assets	2,182.5	2,102.6	1,970.6
Total Assets	$7,822.6	$7,619.2	$7,332.0

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2020	2019	2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at June 30, 2020, September 30, 2019, and June 30, 2019)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 51.5 million, 51.0 million, and 50.8 million shares issued and outstanding at June 30, 2020, September 30, 2019, and June 30, 2019, respectively)	51.5	51.0	50.8
Paid-in capital	1,539.9	1,505.8	1,492.7
Retained earnings	774.6	775.5	844.3
Accumulated other comprehensive loss	(49.6)	(31.3)	(17.2)
Total Shareholders' Equity	2,558.4	2,543.0	2,612.6
Temporary equity	4.1	3.4	—
Long-term debt (less current portion)	2,478.3	2,082.6	2,042.3
Total Capitalization	5,040.8	4,629.0	4,654.9
Current Liabilities:
Current portion of long-term debt	5.4	40.0	165.0
Notes payable	477.6	743.2	434.0
Accounts payable	200.8	301.5	297.6
Advance customer billings	22.4	32.6	11.6
Wages and compensation accrued	44.3	45.7	43.6
Customer deposits	35.4	35.6	35.7
Taxes accrued	61.0	68.5	56.7
Regulatory liabilities	58.8	60.8	31.3
Other	202.1	140.9	144.1
Total Current Liabilities	1,107.8	1,468.8	1,219.6
Deferred Credits and Other Liabilities:
Deferred income taxes	479.7	451.4	490.4
Pension and postretirement benefit costs	271.9	264.8	172.1
Asset retirement obligations	348.2	337.6	328.9
Regulatory liabilities	449.6	399.0	396.3
Other	124.6	68.6	69.8
Total Deferred Credits and Other Liabilities	1,674.0	1,521.4	1,457.5
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$7,822.6	$7,619.2	$7,332.0

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2020:
Balance at March 31, 2020	51,229,061	$51.2	$242.0	$1,520.7	$902.3	$(50.6)	$2,665.6
Net income	—	—	—	—	(92.3)	—	(92.3)
Common stock issued	208,474	0.2	—	14.9	—	—	15.1
Dividend reinvestment plan	40,968	0.1	—	3.0	—	—	3.1
Stock-based compensation costs	—	—	—	1.4	—	—	1.4
Stock issued under stock-based compensation plans	(230)	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(441)	—	—	(0.1)	—	—	(0.1)
Temporary equity adjustment to redemption value	—	—	—	—	0.6	—	0.6
Dividends declared:
Common stock ($0.6225 per share)	—	—	—	—	(32.3)	—	(32.3)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	1.0	1.0
Balance at June 30, 2020	51,477,832	$51.5	$242.0	$1,539.9	$774.6	$(49.6)	$2,558.4

Nine Months Ended June 30, 2020:
Balance at September 30, 2019	50,973,515	$51.0	$242.0	$1,505.8	$775.5	$(31.3)	$2,543.0
Net income	—	—	—	—	108.3	—	108.3
Common stock issued	321,232	0.3	—	24.3	—	—	24.6
Dividend reinvestment plan	114,851	0.1	—	8.6	—	—	8.7
Stock-based compensation costs	—	—	—	4.5	—	—	4.5
Stock issued under stock-based compensation plans	108,522	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(40,288)	—	—	(3.2)	—	—	(3.2)
Temporary equity adjustment to redemption value	—	—	—	—	1.7	—	1.7
Dividends declared:
Common stock ($1.8675 per share)	—	—	—	—	(96.1)	—	(96.1)
Preferred stock ($1.475 per depositary share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive loss, net of tax	—	—	—	—	—	(18.3)	(18.3)
Balance at June 30, 2020	51,477,832	$51.5	$242.0	$1,539.9	$774.6	$(49.6)	$2,558.4

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total

Three Months Ended June 30, 2019:
Balance at March 31, 2019	50,742,637	$50.7	$—	$1,485.6	$877.5	$(7.8)	$2,406.0
Net loss	—	—	—	—	(3.0)	—	(3.0)
Preferred stock offering	—	—	242.0	—	—	—	242.0
Common stock issued	59,630	0.1	—	4.4	—	—	4.5
Dividend reinvestment plan	4,504	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	2.3	—	—	2.3
Stock issued under stock-based compensation plans	(1,140)	—	—	—	—	—	—
Dividends declared:
Common stock ($0.5925 per share)	—	—	—	—	(30.2)	—	(30.2)
Other comprehensive loss, net of tax	—	—	—	—	—	(9.4)	(9.4)
Balance at June 30, 2019	50,805,631	$50.8	$242.0	$1,492.7	$844.3	$(17.2)	$2,612.6

Nine Months Ended June 30, 2019:
Balance at September 30, 2018	50,671,903	$50.7	$—	$1,482.7	$715.6	$6.4	$2,255.4
Net income	—	—	—	—	218.9	—	218.9
Preferred stock offering	—	—	242.0	—	—	—	242.0
Common stock issued	59,630	0.1	—	4.4	—	—	4.5
Dividend reinvestment plan	15,771	—	—	1.2	—	—	1.2
Stock-based compensation costs	—	—	—	6.7	—	—	6.7
Stock issued under stock-based compensation plans	86,328	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(28,001)	(0.1)	—	(2.2)	—	—	(2.3)
Dividends declared:
Common stock ($1.7775 per share)	—	—	—	—	(90.2)	—	(90.2)
Other comprehensive loss, net of tax	—	—	—	—	—	(23.6)	(23.6)
Balance at June 30, 2019	50,805,631	$50.8	$242.0	$1,492.7	$844.3	$(17.2)	$2,612.6

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2020	2019
Operating Activities:
Net Income	$108.3	$218.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146.8	134.9
Deferred income taxes and investment tax credits	17.0	42.6
Impairments	148.6	—
Changes in assets and liabilities:
Accounts receivable	41.5	(44.6)
Inventories	45.4	52.1
Regulatory assets and liabilities	67.5	82.1
Accounts payable	(72.3)	11.3
Delayed/advance customer billings, net	(16.4)	(23.5)
Taxes accrued	(8.9)	(7.1)
Other assets and liabilities	(28.8)	(24.2)
Other	5.1	(1.9)
Net cash provided by operating activities	453.8	440.6
Investing Activities:
Capital expenditures	(475.7)	(608.5)
Business acquisitions	—	(7.9)
Other	5.6	(7.1)
Net cash used in investing activities	(470.1)	(623.5)
Financing Activities:
Issuance of preferred stock	—	242.0
Issuance of long-term debt	510.0	190.0
Repayment of long-term debt	(147.0)	(59.1)
Repayment of short-term debt, net	(265.6)	(119.6)
Issuance of common stock	33.2	5.7
Dividends paid on common stock	(95.7)	(88.9)
Dividends paid on preferred stock	(11.1)	—
Other	(5.9)	(2.8)
Net cash provided by financing activities	17.9	167.3
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1.6	(15.6)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5.8	21.4
Cash and Cash Equivalents at End of Period	$7.4	$5.8

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(63.9)	$(63.5)
Income taxes	(2.6)	(2.1)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating Revenues:
Utility	$203.9	$191.4	$1,035.4	$1,161.2
Total Operating Revenues	203.9	191.4	1,035.4	1,161.2
Operating Expenses:
Utility
Natural and propane gas	68.9	63.1	478.3	600.3
Operation and maintenance	75.6	68.2	191.9	202.0
Depreciation and amortization	29.7	28.0	88.0	83.0
Taxes, other than income taxes	22.7	19.9	85.5	89.9
Total Operating Expenses	196.9	179.2	843.7	975.2
Operating Income	7.0	12.2	191.7	186.0
Interest Expense, Net	11.9	11.9	37.8	37.2
Other Income (Expense), Net	11.8	0.5	(8.1)	2.3
Income Before Income Taxes	6.9	0.8	145.8	151.1
Income Tax Expense (Benefit)	0.4	(0.3)	16.8	18.8
Net Income	6.5	1.1	129.0	132.3
Other Comprehensive Income, Net of Tax	0.1	0.1	-	0.1
Comprehensive Income	$6.6	$1.2	$129.0	$132.4

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2020	2019	2019
ASSETS
Utility Plant	$3,865.3	$3,643.2	$3,545.9
Less: Accumulated depreciation and amortization	817.7	764.1	753.3
Net Utility Plant	3,047.6	2,879.1	2,792.6
Other Property and Investments	55.6	53.3	54.9
Current Assets:
Cash and cash equivalents	0.7	2.6	3.7
Accounts receivable:
Utility	109.6	94.6	115.0
Associated companies	1.1	1.4	4.1
Other	21.6	26.5	22.2
Allowance for doubtful accounts	(19.0)	(14.9)	(16.5)
Delayed customer billings	6.6	4.3	19.4
Inventories:
Natural gas	68.3	100.1	72.5
Propane gas	10.7	10.7	10.7
Materials and supplies	16.2	13.3	13.5
Regulatory assets	29.5	29.4	30.2
Prepayments	27.3	18.2	25.4
Total Current Assets	272.6	286.2	300.2
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	531.9	507.5	429.2
Other	82.2	85.6	53.7
Total Deferred Charges and Other Assets	824.3	803.3	693.1
Total Assets	$4,200.1	$4,021.9	$3,840.8

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2020	2019	2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 shares issued and outstanding)	$765.1	$765.1	$763.9
Retained earnings	671.7	576.6	613.9
Accumulated other comprehensive loss	(2.4)	(2.4)	(1.5)
Total Shareholder's Equity	1,434.4	1,339.3	1,376.3
Long-term debt (less current portion)	1,091.9	925.0	924.8
Total Capitalization	2,526.3	2,264.3	2,301.1
Current Liabilities:
Notes payable – associated companies	218.3	386.4	281.5
Accounts payable	60.4	75.7	62.3
Accounts payable – associated companies	6.8	5.5	5.0
Advance customer billings	14.4	20.8	3.4
Wages and compensation accrued	30.4	34.5	32.8
Customer deposits	13.1	13.4	12.9
Taxes accrued	30.9	36.4	28.3
Regulatory liabilities	50.8	52.3	23.4
Other	33.5	26.4	32.0
Total Current Liabilities	458.6	651.4	481.6
Deferred Credits and Other Liabilities:
Deferred income taxes	398.6	364.6	395.4
Pension and postretirement benefit costs	206.4	192.4	125.3
Asset retirement obligations	178.9	173.5	179.7
Regulatory liabilities	378.9	326.5	310.5
Other	52.4	49.2	47.2
Total Deferred Credits and Other Liabilities	1,215.2	1,106.2	1,058.1
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$4,200.1	$4,021.9	$3,840.8

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2020:
Balance at March 31, 2020	24,577	$0.1	$765.0	$676.5	$(2.5)	$1,439.1
Net income	—	—	—	6.5	—	6.5
Dividends declared	—	—	—	(11.3)	—	(11.3)
Other comprehensive loss, net of tax	—	—	—	—	0.1	0.1
Balance at June 30, 2020	24,577	$0.1	$765.0	$671.7	$(2.4)	$1,434.4

Nine Months Ended June 30, 2020:
Balance at September 30, 2019	24,577	$0.1	$765.0	$576.6	$(2.4)	$1,339.3
Net income	—	—	—	129.0	—	129.0
Dividends declared	—	—	—	(33.9)	—	(33.9)
Balance at June 30, 2020	24,577	$0.1	$765.0	$671.7	$(2.4)	$1,434.4

Three Months Ended June 30, 2019:
Balance at March 31, 2019	24,577	$0.1	$762.7	$612.8	$(1.6)	$1,374.0
Net income	—	—	—	1.1	—	1.1
Stock-based compensation costs	—	—	1.1	—	—	1.1
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at June 30, 2019	24,577	$0.1	$763.8	$613.9	$(1.5)	$1,376.3

Nine Months Ended June 30, 2019:
Balance at September 30, 2018	24,577	$0.1	$760.3	$501.1	$(1.6)	$1,259.9
Net income	—	—	—	132.3	—	132.3
Stock-based compensation costs	—	—	3.5	—	—	3.5
Dividends declared	—	—	—	(19.5)	—	(19.5)
Other comprehensive loss, net of tax	—	—	—	—	0.1	0.1
Balance at June 30, 2019	24,577	$0.1	$763.8	$613.9	$(1.5)	$1,376.3

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2020	2019
Operating Activities:
Net Income	$129.0	$132.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88.0	83.0
Deferred income taxes and investment tax credits	16.8	18.8
Changes in assets and liabilities:
Accounts receivable	(5.8)	(17.6)
Inventories	28.8	56.3
Regulatory assets and liabilities	57.9	88.7
Accounts payable	(1.0)	(8.3)
Delayed/advance customer billings, net	(8.7)	(18.5)
Taxes accrued	(5.5)	(3.7)
Other assets and liabilities	(13.3)	(36.9)
Other	0.5	3.9
Net cash provided by operating activities	286.7	298.0
Investing Activities:
Capital expenditures	(253.3)	(255.0)
Other	0.3	1.0
Net cash used in investing activities	(253.0)	(254.0)
Financing Activities:
Issuance of long-term debt	275.0	100.0
Repayment of long-term debt	(107.0)	(50.0)
Repayments to Spire, net	(168.1)	(63.8)
Dividends paid	(33.9)	(28.5)
Other	(1.6)	—
Net cash used in financing activities	(35.6)	(42.3)
Net (Decrease) Increase in Cash and Cash Equivalents	(1.9)	1.7
Cash and Cash Equivalents at Beginning of Period	2.6	2.0
Cash and Cash Equivalents at End of Period	$0.7	$3.7

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(32.6)	$(33.2)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating Revenues:
Utility	$81.2	$90.8	$392.9	$404.7
Total Operating Revenues	81.2	90.8	392.9	404.7
Operating Expenses:
Utility
Natural gas	17.3	20.0	103.7	120.6
Operation and maintenance	32.5	37.3	104.8	105.1
Depreciation and amortization	15.0	14.2	43.9	41.5
Taxes, other than income taxes	7.1	8.2	29.1	29.7
Total Operating Expenses	71.9	79.7	281.5	296.9
Operating Income	9.3	11.1	111.4	107.8
Interest Expense, Net	5.1	5.5	15.8	16.0
Other Income, Net	0.8	1.9	4.2	5.2
Income Before Income Taxes	5.0	7.5	99.8	97.0
Income Tax Expense	1.4	1.9	25.2	24.4
Net Income	$3.6	$5.6	$74.6	$72.6

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2020	2019	2019
ASSETS
Utility Plant	$2,244.8	$2,138.0	$2,080.5
Less: Accumulated depreciation and amortization	916.1	882.1	866.9
Net Utility Plant	1,328.7	1,255.9	1,213.6
Current Assets:
Accounts receivable:
Utility	36.2	37.5	43.0
Associated companies	0.3	—	0.1
Other	8.1	8.5	8.8
Allowance for doubtful accounts	(7.2)	(6.3)	(5.2)
Delayed customer billings	3.9	—	—
Inventories:
Natural gas	18.8	35.1	30.6
Materials and supplies	8.8	7.8	8.2
Regulatory assets	23.4	33.9	33.9
Prepayments	8.4	5.3	7.4
Other	0.1	0.4	—
Total Current Assets	100.8	122.2	126.8
Deferred Charges and Other Assets:
Regulatory assets	232.1	231.2	199.9
Deferred income taxes	56.1	81.3	77.3
Other	61.6	53.0	59.1
Total Deferred Charges and Other Assets	349.8	365.5	336.3
Total Assets	$1,779.3	$1,743.6	$1,676.7

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2020	2019	2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$350.9	$370.9	$370.9
Retained earnings	515.7	459.1	473.4
Total Shareholder's Equity	866.6	830.0	844.3
Long-term debt (less current portion)	471.8	372.2	372.1
Total Capitalization	1,338.4	1,202.2	1,216.4
Current Liabilities:
Current portion of long-term debt	—	40.0	40.0
Notes payable – associated companies	85.6	128.7	79.6
Accounts payable	36.3	56.2	48.0
Accounts payable – associated companies	4.2	1.6	3.4
Advance customer billings	7.2	10.6	6.7
Wages and compensation accrued	7.4	8.0	7.7
Customer deposits	19.4	19.5	19.8
Taxes accrued	26.6	27.4	25.5
Regulatory liabilities	2.5	3.4	3.4
Other	14.0	9.2	11.2
Total Current Liabilities	203.2	304.6	245.3
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	53.1	59.2	38.7
Asset retirement obligations	153.3	148.7	140.0
Regulatory liabilities	20.9	23.0	29.8
Other	10.4	5.9	6.5
Total Deferred Credits and Other Liabilities	237.7	236.8	215.0
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$1,779.3	$1,743.6	$1,676.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended June 30, 2020:
Balance at March 31, 2020	1,972,052	$—	$350.9	$518.1	$869.0
Net income	—	—	—	3.6	3.6
Dividends declared	—	—	—	(6.0)	(6.0)
Balance at June 30, 2020	1,972,052	$—	$350.9	$515.7	$866.6

Nine Months Ended June 30, 2020:
Balance at September 30, 2019	1,972,052	$—	$370.9	$459.1	$830.0
Net income	—	—	—	74.6	74.6
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Dividends declared	—	—	—	(18.0)	(18.0)
Balance at June 30, 2020	1,972,052	$—	$350.9	$515.7	$866.6

Three Months Ended June 30, 2019:
Balance at March 31, 2019	1,972,052	$—	$370.9	$467.8	$838.7
Net income	—	—	—	5.6	5.6
Balance at June 30, 2019	1,972,052	$—	$370.9	$473.4	$844.3

Nine Months Ended June 30, 2019:
Balance at September 30, 2018	1,972,052	$—	$390.9	$417.8	$808.7
Net income	—	—	—	72.6	72.6
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Dividends declared	—	—	—	(17.0)	(17.0)
Balance at June 30, 2019	1,972,052	$—	$370.9	$473.4	$844.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2020	2019
Operating Activities:
Net Income	$74.6	$72.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.9	41.5
Deferred income taxes and investment tax credits	25.2	24.4
Changes in assets and liabilities:
Accounts receivable	2.3	(6.2)
Inventories	15.3	2.9
Regulatory assets and liabilities	6.7	(4.4)
Accounts payable	(19.8)	0.8
Advance customer billings	(7.3)	(6.4)
Taxes accrued	(0.7)	(2.8)
Other assets and liabilities	(8.6)	9.1
Other	0.1	(2.4)
Net cash provided by operating activities	131.7	129.1
Investing Activities:
Capital expenditures	(111.5)	(116.4)
Other	1.4	(2.2)
Net cash used in investing activities	(110.1)	(118.6)
Financing Activities:
Issuance of long-term debt	100.0	90.0
Repayment of long-term debt	(40.0)	—
Repayments to Spire, net	(43.1)	(63.0)
Return of capital to Spire	(20.0)	(20.0)
Dividends paid	(18.0)	(17.0)
Other	(0.5)	(0.5)
Net cash used in financing activities	(21.6)	(10.5)
Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(14.1)	$(12.1)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE INC., SPIRE MISSOURI INC. AND SPIRE ALABAMA INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in millions, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – These notes are an integral part of the accompanying unaudited financial statements of Spire Inc. (“Spire” or the “Company”) presented on a consolidated basis, Spire Missouri Inc. (“Spire Missouri”) and Spire Alabama Inc. (“Spire Alabama”). Spire Missouri and Spire Alabama are wholly owned subsidiaries of Spire. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth Inc. (“Spire EnergySouth”) are collectively referred to as the “Utilities.” The subsidiaries of Spire EnergySouth are Spire Gulf Inc. and Spire Mississippi Inc.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Spire’s, Spire Missouri’s and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

NATURE OF OPERATIONS – Spire has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: Spire Missouri, serving St. Louis, Kansas City, and other areas in Missouri; Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving southern Alabama and south-central Mississippi. The Gas Marketing segment includes Spire’s primary gas-related business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services, primarily in the central and southern United States (U.S.). The activities of other subsidiaries are reported as Other and are described in Note 9, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.

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

On July 1, 2020, Spire’s Board of Directors, based upon the recommendation of senior management, revised the development plan for Spire Storage West LLC (“Spire Storage”), resulting in an impairment charge of $140.8 related to Spire Storage assets (non-utility property on the balance sheet) in the quarter ended June 30, 2020. The revision was driven by the realization that a longer time horizon will be required for optimization and positioning of the storage facility to serve energy markets in the western United States. Among other factors, evaluations of the continuing evolution of market dynamics in the region led management to update models of various development alternatives. Separately in the quarter ended June 30, 2020, Spire recorded impairment charges totaling $7.8 related to two commercial compressed natural gas fueling stations (also non-utility property) as a result of revised projections reflecting lower diesel prices and slower conversions of Class 8 vehicles. The fair values used in measuring the impairment charges were determined with an expected present value technique using a discounted cash flow method under an income approach.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Purchases of natural gas from Spire Marketing Inc.	$10.9	$12.3	$43.7	$81.3
Transportation services received from Spire STL Pipeline LLC	8.0	—	19.8	—
Sales of natural gas to Spire Marketing Inc.	—	0.2	—	1.6
Transportation services received from Spire NGL Inc.	0.3	0.3	0.8	0.8

In the three and nine months ended June 30, 2020, Spire Alabama had purchases of natural gas from Spire Marketing totaling $0.8 and $5.1, respectively. In the three months ended June 30, 2020, Spire Alabama had $0.3 of natural gas sales to Spire Marketing.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	June 30,	September 30,	June 30,
	2020	2019	2019
Spire	$54.4	$80.6	$60.2
Spire Missouri	28.9	40.1	26.3
Spire Alabama	14.4	11.9	9.0

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

Spire, Spire Missouri and Spire Alabama adopted the guidance in ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, and related ASU Nos. 2018-16, 2019-04, and 2019-10 in the first quarter of fiscal year 2020. The amendments in these ASUs more closely align the results of hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. They did not have a significant impact on the financial statements.

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

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Spire
Gas Utility:
Residential	$208.1	$188.1	$1,048.4	$1,133.0
Commercial & industrial	57.5	68.5	336.8	384.7
Transportation	26.1	25.6	89.6	86.4
Off-system & other incentive	9.3	7.7	28.0	34.1
Other customer revenue	5.0	8.8	10.6	32.4
Total revenue from contracts with customers	306.0	298.7	1,513.4	1,670.6
Changes in accrued revenue under alternative revenue programs	—	2.9	2.3	(17.0)
Total Gas Utility operating revenues	306.0	301.6	1,515.7	1,653.6
Gas Marketing:
Revenue from contracts with retail customers	11.6	18.3	77.2	69.6
Revenue from wholesale derivative contracts	—	—	—	—
Total Gas Marketing operating revenues	11.6	18.3	77.2	69.6
Other	15.4	4.6	41.2	14.3
Total before eliminations	333.0	324.5	1,634.1	1,737.5
Intersegment eliminations (see Note 9, Information by Operating Segment)	(11.9)	(3.2)	(30.6)	(10.7)
Total Operating Revenues	$321.1	$321.3	$1,603.5	$1,726.8

Spire Missouri
Residential	$153.2	$133.4	$760.2	$846.4
Commercial & industrial	35.9	39.6	215.9	257.9
Transportation	7.4	7.1	26.1	26.0
Off-system & other incentive	7.6	7.7	26.3	34.1
Other customer revenue	3.2	3.2	4.6	10.0
Total revenue from contracts with customers	207.3	191.0	1,033.1	1,174.4
Changes in accrued revenue under alternative revenue programs	(3.4)	0.4	2.3	(13.2)
Total Operating Revenues	$203.9	$191.4	$1,035.4	$1,161.2

Spire Alabama
Residential	$44.7	$45.7	$239.5	$238.0
Commercial & industrial	17.1	21.6	94.6	97.1
Transportation	16.2	16.3	55.7	53.3
Off-system & other incentive	1.7	—	1.7	—
Other customer revenue	0.4	4.9	3.7	19.8
Total revenue from contracts with customers	80.1	88.5	395.2	408.2
Changes in accrued revenue under alternative revenue programs	1.1	2.3	(2.3)	(3.5)
Total Operating Revenues	$81.2	$90.8	$392.9	$404.7

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Spire	$17.2	$18.2	$79.7	$87.6
Spire Missouri	12.1	12.5	55.5	63.1
Spire Alabama	4.2	4.8	20.3	20.7

3. EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Basic Earnings Per Common Share:
Net (Loss) Income	$(92.3)	$(3.0)	$108.3	$218.9
Less: Provision for preferred dividends	3.7	1.6	11.1	1.6
(Loss) income allocated to participating securities	(0.1)	—	0.2	0.5
(Loss) income Available to Common Shareholders	$(95.9)	$(4.6)	$97.0	$216.8
Weighted Average Common Shares Outstanding (in millions)	51.2	50.7	51.1	50.6
Basic (Loss) Earnings Per Common Share	$(1.87)	$(0.09)	$1.90	$4.28

Diluted Earnings Per Common Share:
Net (Loss) Income	$(92.3)	$(3.0)	$108.3	$218.9
Less: Provision for preferred dividends	3.7	1.6	11.1	1.6
(Loss) income allocated to participating securities	(0.1)	—	0.2	0.5
(Loss) Income Available to Common Shareholders	$(95.9)	$(4.6)	$97.0	$216.8
Weighted Average Common Shares Outstanding (in millions)	51.2	50.7	51.1	50.6
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	—	—	0.1	0.2
Weighted Average Diluted Common Shares (in millions)	51.2	50.7	51.2	50.8
Diluted (Loss) Earnings Per Common Share	$(1.87)	$(0.09)	$1.90	$4.27

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.1	0.3	0.1	0.3

4. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of June 30, 2020, September 30, 2019, and June 30, 2019.

	June 30,	September 30,	June 30,
Spire	2020	2019	2019
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$30.1	$30.1	$30.1
Unamortized purchased gas adjustments	9.6	18.2	18.9
Other	30.5	30.3	30.0
Total Current Regulatory Assets	70.2	78.6	79.0
Noncurrent:
Pension and postretirement benefit costs	415.3	416.6	335.7
Cost of removal	160.4	150.9	137.4
Future income taxes due from customers	120.7	108.8	105.7
Energy efficiency	38.2	35.0	32.6
Unamortized purchased gas adjustments	—	9.1	—
Other	57.2	47.2	45.7
Total Noncurrent Regulatory Assets	791.8	767.6	657.1
Total Regulatory Assets	$862.0	$846.2	$736.1
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$5.8	$5.8	$5.8
Unamortized purchased gas adjustments	21.1	26.2	3.3
Other	31.9	28.8	22.2
Total Current Regulatory Liabilities	58.8	60.8	31.3
Noncurrent:
Deferred taxes due to customers	156.4	179.8	152.9
Pension and postretirement benefit costs	157.6	142.3	119.8
Accrued cost of removal	26.4	41.6	45.8
Unamortized purchased gas adjustments	79.9	—	47.9
Other	29.3	35.3	29.9
Total Noncurrent Regulatory Liabilities	449.6	399.0	396.3
Total Regulatory Liabilities	$508.4	$459.8	$427.6

	June 30,	September 30,	June 30,
Spire Missouri	2020	2019	2019
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$21.9	$21.9	$21.9
Unamortized purchased gas adjustments	0.1	—	0.8
Other	7.5	7.5	7.5
Total Current Regulatory Assets	29.5	29.4	30.2
Noncurrent:
Future income taxes due from customers	111.8	102.9	101.3
Pension and postretirement benefit costs	340.6	333.3	269.8
Energy efficiency	38.2	35.0	32.6
Unamortized purchased gas adjustments	—	9.1	—
Cost of removal	1.3	—	—
Other	40.0	27.2	25.5
Total Noncurrent Regulatory Assets	531.9	507.5	429.2
Total Regulatory Assets	$561.4	$536.9	$459.4
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$3.6	$3.6	$3.6
Unamortized purchased gas adjustments	20.0	25.4	2.5
Other	27.2	23.3	17.3
Total Current Regulatory Liabilities	50.8	52.3	23.4
Noncurrent:
Deferred taxes due to customers	139.0	162.5	135.5
Pension and postretirement benefit costs	136.4	119.1	84.6
Accrued cost of removal	—	15.7	18.4
Unamortized purchased gas adjustments	79.9	—	47.9
Other	23.6	29.2	24.1
Total Noncurrent Regulatory Liabilities	378.9	326.5	310.5
Total Regulatory Liabilities	$429.7	$378.8	$333.9

	June 30,	September 30,	June 30,
Spire Alabama	2020	2019	2019
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$7.2	$7.3	$7.3
Unamortized purchased gas adjustments	9.5	17.7	17.6
Other	6.7	8.9	9.0
Total Current Regulatory Assets	23.4	33.9	33.9
Noncurrent:
Pension and postretirement benefit costs	69.9	77.2	59.3
Cost of removal	159.1	150.9	137.4
Future income taxes due from customers	2.2	—	—
Other	0.9	3.1	3.2
Total Noncurrent Regulatory Assets	232.1	231.2	199.9
Total Regulatory Assets	$255.5	$265.1	$233.8
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$2.2	$2.2	$2.3
Other	0.3	1.2	1.1
Total Current Regulatory Liabilities	2.5	3.4	3.4
Noncurrent:
Pension and postretirement benefit costs	17.2	19.1	25.8
Other	3.7	3.9	4.0
Total Noncurrent Regulatory Liabilities	20.9	23.0	29.8
Total Regulatory Liabilities	$23.4	$26.4	$33.2

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	June 30,	September 30,	June 30,
	2020	2019	2019
Spire
Pension and postretirement benefit costs	$234.7	$211.1	$142.1
Future income taxes due from customers	118.4	108.8	105.7
Other	13.2	14.3	14.5
Total Regulatory Assets Not Earning a Return	$366.3	$334.2	$262.3

Spire Missouri
Pension and postretirement benefit costs	$234.7	$211.1	$142.1
Future income taxes due from customers	111.8	102.9	101.3
Other	13.2	14.3	14.5
Total Regulatory Assets Not Earning a Return	$359.7	$328.3	$257.9

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

Spire Missouri filed Infrastructure System Replacement Surcharge (ISRS) applications which were approved by the MoPSC and the costs associated therewith were included in new tariffs that went into effect from our last general rate cases on April 19, 2018. Since the Company’s last rate cases, ISRS filings became effective on October 8, 2018, May 25, 2019, November 16, 2019, and May 25, 2020, bringing total authorized future annualized ISRS revenues for Spire Missouri to $40.3. Additional ISRS requests totaling $8.7 were filed August 4, 2020.

On November 19, 2019, the Missouri Western District Court of Appeals issued rulings (“ISRS rulings”) that determined certain capital investments in 2016 through 2018 were not eligible for recovery under the ISRS. The ISRS rulings upheld appeals by the Office of Public Counsel (OPC) that contested recovery of portions of Spire Missouri’s ISRS and overturned the three prior MoPSC decisions. In the third quarter of fiscal 2020, Spire Missouri reached a settlement with the MoPSC staff and the OPC to resolve these cases, which was subsequently approved by the MoPSC. Pursuant to the settlement, Spire Missouri will make a customer refund in the total amount of $15.0 as a one-time bill credit to be issued in August 2020. This refund will be applied to the $12.2 provision accrued in fiscal year 2019, while the remaining balance of $2.8 impacts fiscal 2020 revenue and earnings. The provision accrued in the first six months of fiscal 2020 was $4.8, so $2.0 was reversed in the quarter ended June 30, 2020. Pursuant to the settlement, ISRS rates remain unchanged.

Additional ISRS revenues are currently under appeal related to the January 2019 ISRS filings with annual authorized revenue of $12.4, as approved by the MoPSC effective May 25, 2019, and the July 2019 ISRS filings with annual authorized revenue totaling $8.8, which was approved by the MoPSC effective November 16, 2019. Those cases are in various stages of briefing, and no decisions have yet been rendered by the Missouri Western District Court of Appeals. In future periods, Spire Missouri will evaluate the need for any additional provisions based upon new information and further developments.

In January 2020, legislation was introduced in both the Missouri House and Senate to clarify language in the statute governing the ISRS mechanism. Specifically, the bills sought to ensure that Spire Missouri could continue to upgrade its infrastructure and enhance its safety and reliability, while securing timely recovery of costs incurred. House Bill 2120 was passed by the General Assembly on May 15, 2020 and signed into law by Missouri Governor Parson on July 2, 2020, clarifying which infrastructure investments qualify for ISRS recovery under the statute. The provisions of the bill become effective August 28, 2020. The Company expects those amendments to apply to new ISRS applications made on or after that date.

Spire Missouri requested an Accounting Authority Order (AAO) on May 18, 2020 to identify, track, document, accumulate, and defer in a regulatory asset from March 1, 2020 forward, the following: (1) its actual reasonable and prudently incurred costs related to the COVID-19 pandemic, including but not limited to (a) new or incremental operating and maintenance expense related to protecting employees and customers, and to plan for and communicate about impacts of the pandemic, (b) increased bad debt expense to the extent it exceeds levels included in the cost of service, (c) costs related to preparing for and any actual sequestration of employees, and (d) costs related to new assistance programs implemented to aid customers with payment of natural gas bills during the pandemic; (2) lost revenues related to the COVID-19 pandemic; (3) less costs avoided related to COVID-19; and (4) carrying costs. These items would be tracked and deferred for consideration by the Commission for rate recovery in the Company’s next general rate case. Carrying costs would be calculated using Spire Missouri’s cost of capital, exclusive of related taxes, as determined in its most recent rate case. Hearings are scheduled for later this calendar year. In the meantime, no related regulatory assets have been recorded.

Spire Alabama

As part of their annual updates for Rate Stabilization and Equalization (RSE), on November 25, 2019, Spire Alabama and Spire Gulf filed an increase for rate year 2020 of $5.9 and $1.6, respectively, which became effective December 1, 2019. In addition, Spire Alabama was granted authority to begin an off-system sales and capacity release sharing program similar to the program currently in place at Spire Missouri.

Spire Alabama filed a Gas Supply Adjustment (GSA) rate decrease effective February 1, 2020, of approximately $13.9 (on an annual basis) primarily attributable to lower natural gas prices and results of the recently approved off-system sale and capacity release share program.

On March 24, 2020, the APSC approved an application for up to $150.0 of long-term debt financing for Spire Alabama.

Spire Alabama is tracking costs and other impacts of COVID-19 in the event that some of these items could be recoverable under its Enhanced Stability Reserve (ESR), but no related changes to regulatory assets or liabilities have been recorded to date.

Other

On November 21, 2019, the Federal Energy Regulatory Commission (FERC) issued an Order on Rehearing of its August 3, 2018 order issuing a certificate of public convenience and necessity to Spire STL Pipeline LLC. In the Order on Rehearing, the FERC dismissed or denied the outstanding requests for rehearing filed by several parties, dismissed the request for stay filed by one party and noted the withdrawal of the request for rehearing by another party. On January 21, 2020, two of the rehearing parties timely filed petitions for review of the FERC’s orders with the Court of Appeals for the District of Columbia Circuit. Spire STL Pipeline and Spire Missouri have intervened in this matter.

5. FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring October 31, 2023. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment, with commitments fees applied for each borrower relative to its credit rating. Spire may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on June 30, 2020, total debt was less than 60% of total capitalization for each borrower.

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

Information about Spire’s consolidated short-term borrowings and about Spire Missouri’s and Spire Alabama’s borrowings from Spire is presented in the following table. As of June 30, 2020, $324.5 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire (Parent Only)			Spire Missouri		Spire Alabama		Spire
	Credit	Term	CP	Credit	Spire	Credit	Spire	Consol-
	Facility	Loan	Program	Facility	Note	Facility	Note	idated
Nine Months Ended June 30, 2020
Weighted average borrowings	$0.1	$53.1	$498.5	$23.9	$240.4	$6.1	$86.0	$581.7
Lowest borrowings outstanding	—	—	73.5	—	16.0	—	18.5	432.6
Highest borrowings outstanding	23.1	150.0	856.6	185.1	429.5	50.0	161.3	856.6
Weighted average interest rate	1.9%	2.1%	2.0%	1.9%	1.9%	0.6%	1.8%	2.0%
As of June 30, 2020
Borrowings outstanding	$—	$150.0	$327.6	$—	$218.3	$—	$85.6	$477.6
Weighted average interest rate	n/a	1.2%	0.5%	n/a	0.5%	n/a	0.5%	0.9%
As of September 30, 2019
Borrowings outstanding	$—	$—	$743.2	$—	$386.4	$—	$128.7	$743.2
Weighted average interest rate	n/a	n/a	2.3%	n/a	2.3%	n/a	2.3%	2.3%
As of June 30, 2019
Borrowings outstanding	$—	$—	$434.0	$—	$281.5	$—	$79.6	$434.0
Weighted average interest rate	n/a	n/a	2.7%	n/a	2.7%	n/a	2.7%	2.7%

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary covenants and default provisions. As of June 30, 2020, there were no events of default under these covenants.

Interest expense shown on Spire’s consolidated statements of income and Spire Missouri’s statements of comprehensive income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Spire	$1.2	$2.0	$4.8	$4.6
Spire Missouri	0.2	0.5	0.8	1.4
Spire Alabama	0.4	—	1.4	—

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

On June 16, 2020, Spire Missouri purchased and cancelled a portion of its outstanding first mortgage bonds, including $5.7 of its 7% bonds due 2029, $0.8 of its 6% bonds due 2034, $0.5 of its 6.15% bonds due 2036, and $0.1 of its 4.625% bonds due 2043.

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of June 30, 2020, September 30, 2019, and June 30, 2019.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of June 30, 2020
Cash and cash equivalents	$7.4	$7.4	$7.4	$—
Notes payable	477.6	477.6	—	477.6
Long-term debt, including current portion	2,483.7	2,875.5	—	2,875.5
As of September 30, 2019
Cash and cash equivalents	$5.8	$5.8	$5.8	$—
Notes payable	743.2	743.2	—	743.2
Long-term debt, including current portion	2,122.6	2,373.4	—	2,373.4
As of June 30, 2019
Cash and cash equivalents	$5.8	$5.8	$5.8	$—
Notes payable	434.0	434.0	—	434.0
Long-term debt, including current portion	2,207.3	2,363.1	—	2,363.1

Spire Missouri
As of June 30, 2020
Cash and cash equivalents	$0.7	$0.7	$0.7	$—
Notes payable – associated companies	218.3	218.3	—	218.3
Long-term debt	1,091.9	1,303.2	—	1,303.2
As of September 30, 2019
Cash and cash equivalents	$2.6	$2.6	$2.6	$—
Notes payable – associated companies	386.4	386.4	—	386.4
Long-term debt	925.0	1,065.2	—	1,065.2
As of June 30, 2019
Cash and cash equivalents	$3.7	$3.7	$3.7	$—
Notes payable – associated companies	281.5	281.5	—	281.5
Long-term debt, including current portion	924.8	1,027.6	—	1,027.6

Spire Alabama
As of June 30, 2020
Notes payable – associated companies	85.6	85.6	—	85.6
Long-term debt	471.8	572.3	—	572.3
As of September 30, 2019
Notes payable – associated companies	$128.7	$128.7	$—	$128.7
Long-term debt, including current portion	412.2	474.8	—	474.8
As of June 30, 2019
Notes payable – associated companies	$79.6	$79.6	$—	$79.6
Long-term debt, including current portion	412.1	450.2	—	450.2

7. FAIR VALUE MEASUREMENTS

The information presented below categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. The Level 3 balances as of June 30, 2020, September 30, 2019, and June 30, 2019, consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2020
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.8	$—	$—	$—	$20.8
NYMEX/ICE natural gas contracts	1.8	—	—	(1.8)	—
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	20.1	—	(16.4)	3.7
Natural gas commodity contracts	—	17.5	1.0	(6.4)	12.1
Other:
U.S. stock/bond mutual funds	19.2	—	—	—	19.2
Total	$42.1	$37.6	$1.0	$(24.9)	$55.8
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$7.2	$—	$—	$(7.2)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.3	16.1	—	(16.4)	—
Natural gas commodity contracts	—	16.7	—	(6.4)	10.3
Other:
Interest rate swaps	—	66.1	—	—	66.1
Total	$7.5	$98.9	$—	$(30.0)	$76.4

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2019
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.5	$—	$—	$—	$20.5
Gas Marketing:
NYMEX/ICE natural gas contracts	0.9	6.5	—	(6.9)	0.5
Natural gas commodity contracts	—	16.8	—	(2.5)	14.3
Other:
U.S. stock/bond mutual funds	15.5	—	—	—	15.5
Total	$36.9	$23.3	$—	$(9.4)	$50.8
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$12.3	$—	$—	$(12.3)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.4	8.5	—	(8.9)	—
Natural gas commodity contracts	—	13.8	0.1	(2.5)	11.4
Other:
Interest rate swaps	—	43.4	—	—	43.4
Total	$12.7	$65.7	$0.1	$(23.7)	$54.8

As of June 30, 2019
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.4	$—	$—	$—	$20.4
Gas Marketing:
NYMEX/ICE natural gas contracts	0.8	5.0	—	(5.5)	0.3
Natural gas commodity contracts	—	22.0	—	(2.4)	19.6
Other:
U.S. stock/bond mutual funds	16.6	—	—	—	16.6
Total	$37.8	$27.0	$—	$(7.9)	$56.9
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$11.1	$—	$—	$(11.1)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.7	5.4	—	(6.1)	—
Natural gas commodity contracts	—	15.2	0.2	(2.4)	13.0
Other:
Interest rate swaps	—	27.4	—	—	27.4
Total	$11.8	$48.0	$0.2	$(19.6)	$40.4

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2020
ASSETS
U.S. stock/bond mutual funds	$20.8	$—	$—	$—	$20.8
NYMEX/ICE natural gas contracts	1.8	—	—	(1.8)	—
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$22.9	$—	$—	$(2.1)	$20.8
LIABILITIES
NYMEX/ICE natural gas contracts	$7.2	$—	$—	$(7.2)	$—

As of September 30, 2019
ASSETS
U.S. stock/bond mutual funds	$20.5	$—	$—	$—	$20.5
LIABILITIES
NYMEX/ICE natural gas contracts	$12.3	$—	$—	$(12.3)	$—

As of June 30, 2019
ASSETS
U.S. stock/bond mutual funds	$20.4	$—	$—	$—	$20.4
LIABILITIES
NYMEX/ICE natural gas contracts	$11.1	$—	$—	$(11.1)	$—

Spire Alabama

Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations but had no outstanding derivative contracts as of June 30, 2020, September 30, 2019 and June 30, 2019.

8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Spire and the Utilities maintain pension plans for their employees.

Spire Missouri has non-contributory, defined benefit, trusteed forms of pension plans covering the majority of its employees. Plan assets consist primarily of corporate and U.S. government obligations and a growth segment consisting of exposure to equity markets, commodities, real estate and inflation-indexed securities, achieved through derivative instruments.

Spire Alabama has non-contributory, defined benefit, trusteed forms of pension plans covering the majority of its employees. Qualified plan assets are comprised of mutual and commingled funds consisting of U.S. equities with varying strategies, global equities, alternative investments, and fixed income investments.

The net periodic pension cost included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Spire
Service cost – benefits earned during the period	$5.7	$4.8	$16.8	$14.5
Interest cost on projected benefit obligation*	5.5	7.1	17.2	21.2
Expected return on plan assets*	(8.5)	(9.2)	(26.7)	(27.2)
Amortization of prior service credit*	(0.6)	(0.3)	(1.8)	(0.9)
Amortization of actuarial loss*	3.3	2.3	10.9	6.9
Loss on lump-sum settlements*	2.3	—	23.3	—
Subtotal	7.7	4.7	39.7	14.5
Regulatory adjustment	7.4	10.1	5.7	29.8
Net pension cost	$15.1	$14.8	$45.4	$44.3

Spire Missouri
Service cost – benefits earned during the period	$4.0	$3.2	$11.7	$9.4
Interest cost on projected benefit obligation*	3.8	5.0	12.0	14.9
Expected return on plan assets*	(5.9)	(6.5)	(18.8)	(19.2)
Amortization of prior service cost*	—	0.2	0.1	0.6
Amortization of actuarial loss*	2.6	2.2	8.6	6.5
Loss on lump-sum settlements*	2.3	—	23.3	—
Subtotal	6.8	4.1	36.9	12.2
Regulatory adjustment	5.4	8.0	(0.1)	23.9
Net pension cost	$12.2	$12.1	$36.8	$36.1

Spire Alabama
Service cost – benefits earned during the period	$1.6	$1.5	$4.6	$4.6
Interest cost on projected benefit obligation*	1.2	1.5	3.7	4.5
Expected return on plan assets*	(1.7)	(1.8)	(5.2)	(5.4)
Amortization of prior service credit*	(0.6)	(0.5)	(1.8)	(1.4)
Amortization of actuarial loss*	0.7	0.2	2.3	0.6
Subtotal	1.2	0.9	3.6	2.9
Regulatory adjustment	1.7	1.8	5.1	5.2
Net pension cost	$2.9	$2.7	$8.7	$8.1

* Denotes pension expense line items that are recorded below the operating income line in the income statements, in the line item “Other Income (Expense), Net.”

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. In the quarter ended March 31, 2020, two Spire Missouri plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $59.1. The lump-sum settlement resulted in a loss of $21.0. In the quarter ended June 30, 2020, two Spire Missouri plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $6.0. The lump-sum settlement resulted in a loss of $2.3. For the remeasurements, the discount rates for the Missouri plans were updated to 3.0% from 3.2% at September 30, 2019. For the three and nine months ended June 30, 2019, no pension plans met the criteria for settlement recognition.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2020 contributions to Spire Missouri’s pension plans through June 30, 2020 were $20.9 to the qualified trusts and none to non-qualified plans. There were $9.1 of fiscal 2020 contributions to the Spire Alabama pension plans through June 30, 2020.

Contributions to the qualified trusts of Spire Missouri’s pension plans for the remainder of fiscal 2020 are anticipated to be $7.8. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2020 are anticipated to be $3.6.

Other Postretirement Benefits

Spire and the Utilities provide certain life insurance benefits at retirement. Spire Missouri plans provide for medical insurance after early retirement until age 65. For retirements prior to January 1, 2015, certain Spire Missouri plans provided medical insurance after retirement until death. The Spire Alabama plans provide medical insurance upon retirement until death for certain retirees depending on the type of employee and the date the employee was originally hired.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Spire
Service cost – benefits earned during the period	$1.5	$1.8	$4.4	$5.5
Interest cost on accumulated postretirement benefit obligation*	1.5	2.3	4.6	6.7
Expected return on plan assets*	(4.1)	(4.1)	(12.3)	(12.1)
Amortization of prior service credit*	(0.1)	—	(0.4)	(0.1)
Amortization of actuarial gain*	(0.6)	(0.1)	(1.6)	(0.4)
Subtotal	(1.8)	(0.1)	(5.3)	(0.4)
Regulatory adjustment	4.0	2.5	12.0	7.5
Net postretirement benefit cost	$2.2	$2.4	$6.7	$7.1

Spire Missouri
Service cost – benefits earned during the period	$1.4	$1.7	$4.0	$5.1
Interest cost on accumulated postretirement benefit obligation*	1.2	1.8	3.5	5.2
Expected return on plan assets*	(2.8)	(2.8)	(8.5)	(8.3)
Amortization of prior service (credit) cost*	(0.1)	0.1	(0.2)	0.2
Amortization of actuarial gain*	(0.6)	(0.1)	(1.6)	(0.4)
Subtotal	(0.9)	0.7	(2.8)	1.8
Regulatory adjustment	4.4	2.9	13.3	8.8
Net postretirement benefit cost	$3.5	$3.6	$10.5	$10.6

Spire Alabama
Service cost – benefits earned during the period	$0.1	$0.1	$0.3	$0.3
Interest cost on accumulated postretirement benefit obligation*	0.3	0.4	1.0	1.3
Expected return on plan assets*	(1.2)	(1.2)	(3.6)	(3.6)
Amortization of prior service credit*	—	(0.1)	(0.2)	(0.3)
Subtotal	(0.8)	(0.8)	(2.5)	(2.3)
Regulatory adjustment	(0.4)	(0.4)	(1.3)	(1.3)
Net postretirement benefit income	$(1.2)	$(1.2)	$(3.8)	$(3.6)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through June 30, 2020 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

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

Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Spire Missouri, Spire Alabama and Spire Storage, sales of natural gas from Spire Missouri and Spire Alabama to Spire Marketing, propane transportation services provided by Spire NGL Inc. to Spire Missouri, and propane storage services provided by Spire Missouri to Spire NGL Inc.

Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of impairments (discussed in Note 1) and other non-recurring or unusual items such as certain regulatory, legislative, or GAAP standard-setting actions. For the fiscal 2020 periods presented, adjustments for Spire Missouri ISRS revenues reflect the regulatory settlement reached in the third quarter of fiscal 2020, as discussed in Note 4, Regulatory Matters, such that the related GAAP provision for customer credit for fiscal 2020 to date is reflected in net economic earnings.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2020
Operating Revenues:
Revenues from external customers	$305.7	$11.6	$3.8	$—	$321.1
Intersegment revenues	0.3	—	11.6	(11.9)	—
Total Operating Revenues	306.0	11.6	15.4	(11.9)	321.1
Operating Expenses:
Gas Utility
Natural and propane gas	90.6	—	—	(19.9)	70.7
Operation and maintenance	115.5	—	—	(3.0)	112.5
Depreciation and amortization	47.8	—	—	—	47.8
Taxes, other than income taxes	31.7	—	—	—	31.7
Total Gas Utility Operating Expenses	285.6	—	—	(22.9)	262.7
Impairments	—	—	148.6	—	148.6
Gas Marketing and Other	—	(6.6)	11.9	11.0	16.3
Total Operating Expenses	285.6	(6.6)	160.5	(11.9)	427.6
Operating Income (Loss)	$20.4	$18.2	$(145.1)	$—	$(106.5)
Net Economic Earnings (Loss)	$8.4	$0.1	$(1.2)	$—	$7.3

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2019
Operating Revenues:
Revenues from external customers	$301.4	$18.4	$1.5	$—	$321.3
Intersegment revenues	0.2	(0.1)	3.1	(3.2)	—
Total Operating Revenues	301.6	18.3	4.6	(3.2)	321.3
Operating Expenses:
Gas Utility
Natural and propane gas	88.1	—	—	(12.6)	75.5
Operation and maintenance	113.4	—	—	(2.2)	111.2
Depreciation and amortization	45.1	—	—	—	45.1
Taxes, other than income taxes	29.7	—	—	—	29.7
Total Gas Utility Operating Expenses	276.3	—	—	(14.8)	261.5
Gas Marketing and Other	—	25.3	9.6	11.6	46.5
Total Operating Expenses	276.3	25.3	9.6	(3.2)	308.0
Operating Income (Loss)	$25.3	$(7.0)	$(5.0)	$—	$13.3
Net Economic Earnings (Loss)	$7.6	$3.3	$(5.9)	$—	$5.0

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2020
Operating Revenues:
Revenues from external customers	$1,515.4	$77.2	$10.9	$—	$1,603.5
Intersegment revenues	0.3	—	30.3	(30.6)	—
Total Operating Revenues	1,515.7	77.2	41.2	(30.6)	1,603.5
Operating Expenses:
Gas Utility
Natural and propane gas	603.7	—	—	(69.4)	534.3
Operation and maintenance	319.9	—	—	(8.3)	311.6
Depreciation and amortization	141.2	—	—	—	141.2
Taxes, other than income taxes	121.3	—	—	—	121.3
Total Gas Utility Operating Expenses	1,186.1	—	—	(77.7)	1,108.4
Impairments	—	—	148.6	—	148.6
Gas Marketing and Other	—	59.0	34.1	47.1	140.2
Total Operating Expenses	1,186.1	59.0	182.7	(30.6)	1,397.2
Operating Income (Loss)	$329.6	$18.2	$(141.5)	$—	$206.3
Net Economic Earnings (Loss)	$221.8	$11.3	$(10.0)	$—	$223.1

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2019
Operating Revenues:
Revenues from external customers	$1,651.9	$69.6	$5.3	$—	$1,726.8
Intersegment revenues	1.7	—	9.0	(10.7)	—
Total Operating Revenues	1,653.6	69.6	14.3	(10.7)	1,726.8
Operating Expenses:
Gas Utility
Natural and propane gas	746.6	—	—	(82.0)	664.6
Operation and maintenance	330.3	—	—	(7.1)	323.2
Depreciation and amortization	133.2	—	—	—	133.2
Taxes, other than income taxes	126.3	—	—	—	126.3
Total Gas Utility Operating Expenses	1,336.4	—	—	(89.1)	1,247.3
Gas Marketing and Other	—	47.3	25.9	78.4	151.6
Total Operating Expenses	1,336.4	47.3	25.9	(10.7)	1,398.9
Operating Income (Loss)	$317.2	$22.3	$(11.6)	$—	$327.9
Net Economic Earnings (Loss)	$220.7	$17.8	$(19.7)	$—	$218.8

The Company’s total assets by segment were as follows:

	June 30,	September 30,	June 30,
	2020	2019	2019
Total Assets:
Gas Utility	$6,330.1	$6,094.6	$5,830.1
Gas Marketing	158.6	212.3	232.3
Other	2,324.8	2,692.7	2,537.4
Eliminations	(990.9)	(1,380.4)	(1,267.8)
Total Assets	$7,822.6	$7,619.2	$7,332.0

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Income	$(92.3)	$(3.0)	$108.3	$218.9
Adjustments, pre-tax:
Impairments	148.6	—	148.6	—
Provision for ISRS rulings	(4.8)	—	—	—
Unrealized (gain) loss on energy-related derivatives	(18.5)	8.0	(3.2)	(3.3)
Lower of cost or market inventory adjustments	—	2.7	—	2.7
Acquisition, divestiture and restructuring activities	—	—	—	0.4
Income tax effect of adjustments	(25.7)	(2.7)	(30.6)	0.1
Net Economic Earnings	$7.3	$5.0	$223.1	$218.8

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2020, are estimated at $1,947.6, $1,330.2, and $151.5 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

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

To date, costs incurred for all Spire Missouri’s MGP sites for investigation, remediation and monitoring these sites have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. The actual future costs that Spire Missouri may incur could be materially higher or lower depending upon several factors, including whether remediation actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and government regulations, the ultimate ability of other PRPs to pay, and any insurance recoveries.

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

In February 2018, the Company was made aware of a complaint filed with the U.S. Department of Housing and Urban Development (HUD) by the South Alabama Center for Fair Housing and the National Community Reinvestment Coalition. The complaint alleges that Spire Gulf discriminated against unspecified residents of Eight Mile, Alabama, on the basis of race in violation of the Fair Housing Act by failing to adequately address the odorant release that occurred in 2008. The Company believes there is no basis for the complaint, HUD has no jurisdiction in the matter, and there will be no material impact on its future financial condition or results of operations.

11. LEASES

The lease agreement covering the Company’s primary office space in St. Louis extends through February 2035, with an option to renew for an additional five years. Spire Alabama’s lease agreement for office space in Birmingham extends through January 2024. The lease agreement covering Spire Marketing and Spire Storage office space in Houston extends through December 2028, with options to terminate three years earlier or to renew for an additional five years. The renewal options in the St. Louis and Houston leases are reasonably certain to be exercised and are included in the lease term used to determine the right-of use assets and lease liabilities. The Company and its subsidiaries have other relatively minor rental arrangements for real estate and equipment with remaining terms of up to eleven years.

Operating lease cost, cash flow and noncash information for the three and nine months ended June 30, 2020 are shown in the following tables.

Three Months Ended June 30, 2020	Spire	Spire Missouri	Spire Alabama
Operating lease cost, including amounts capitalized	$2.1	$0.1	$0.9
Cash flow and noncash information about operating leases:
Operating cash flows representing cash paid for amounts included in the measurement of lease liabilities	2.2	0.1	0.9
Right-of-use assets obtained in exchange for lease liabilities	—	—	—

Nine Months Ended June 30, 2020	Spire	Spire Missouri	Spire Alabama
Operating lease cost, including amounts capitalized	$6.9	$0.4	$3.0
Cash flow and noncash information about operating leases:
Operating cash flows representing cash paid for amounts included in the measurement of lease liabilities	6.7	0.4	2.8
Right-of-use assets obtained in exchange for lease liabilities	71.1	2.1	10.0

The following table shows balance sheet and weighted-average information about operating leases as of June 30, 2020.

	Balance sheet classification	Spire	Spire Missouri	Spire Alabama
Right-of-use assets	Deferred Charges and Other Assets: Other	$66.2	$1.8	$7.2
Lease liabilities, current	Current Liabilities, Other	6.5	0.3	1.9
Lease liabilities, noncurrent	Deferred Credits and Other Liabilities: Other	59.5	1.4	5.1
Weighted-average remaining lease term		16.0 years	5.6 years	3.6 years
Weighted-average discount rate		4.2%	2.5%	2.2%

Following is a maturity analysis by fiscal year for operating lease liabilities as of June 30, 2020.

	Spire	Spire Missouri	Spire Alabama
Remainder of 2020	$1.2	$0.1	$0.3
2021	7.2	0.4	2.1
2022	7.2	0.4	2.1
2023	7.2	0.3	2.1
2024	5.8	0.3	0.7
2025	5.1	0.3	—
Thereafter	58.4	0.2	—
Total undiscounted lease payments	92.1	2.0	7.3
Less present value discount	(26.1)	(0.3)	(0.3)
Total current and noncurrent lease liabilities	$66.0	$1.7	$7.0

As of September 30, 2019, the annual minimum rental commitments for operating leases (under ASC 840) were as follows.

	2020	2021	2022	2023	2024	Later	Total
Spire	$8.2	$7.0	$6.8	$6.1	$4.8	$36.5	$69.4
Spire Missouri	0.5	0.2	—	—	—	—	0.7
Spire Alabama	2.9	2.1	2.1	2.1	0.7	—	9.9

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

OVERVIEW

The Company has two reportable segments: Gas Utility and Gas Marketing. Nearly all of Spire’s earnings are derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. Due to the seasonal nature of the Utilities’ business and the Spire Missouri rate design, earnings of Spire and each of the Utilities are typically concentrated during the heating season of November through April each fiscal year. The rate design for each of the Utilities serves to lessen the impact of weather volatility on customers during cold winters and stabilize Spire’s earnings.

Gas Utility - Spire Missouri

Spire Missouri is Missouri’s largest natural gas distribution utility and is regulated by the MoPSC. Spire Missouri serves St. Louis, Kansas City, and other areas throughout the state. Spire Missouri purchases natural gas in the wholesale market from producers and marketers and ships the gas through interstate pipelines into its own distribution facilities for sale to residential, commercial and industrial customers. Spire Missouri also transports gas through its distribution system for certain larger customers who buy their own gas on the wholesale market. Spire Missouri delivers natural gas to customers at rates and in accordance with tariffs authorized by the MoPSC. The earnings of Spire Missouri are primarily generated by the sale of heating energy.

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

Spire Storage is engaged in the storage of natural gas in the Western region of the United States. The facility consists of two storage fields operating under one FERC market-based rate tariff. On July 1, 2020, the Board of Directors of Spire, based upon the recommendation of senior management, revised the development plan for Spire Storage. As a result of the revised development plan, an asset impairment charge was recorded in the third quarter of fiscal 2020. The revision to our development plan for Spire Storage was driven by the realization that a longer time horizon will be required for optimization and positioning of the storage facility to serve energy markets in the western United States that continue to evolve. Spire remains committed to serving its customers through the ongoing development and operation of the facility. Such development is expected to include $20 million in capital investment over the next two years to enhance the capabilities of the facility. A FERC application, pursuant to Section 7(c) of the Natural Gas Act, is planned by early fiscal 2021 and is expected to outline a specific path for future development.

COVID-19

The recent outbreak of the novel coronavirus (COVID-19) has adversely impacted economic activity and conditions worldwide. We are continuing to assess the developments involving our workforce, customers and suppliers, as well as the response of federal and state authorities, our regulators and other business and community leaders. The Company has implemented what we believe to be appropriate procedures and protocols to ensure the safety of our customers, suppliers and employees. These actions include activating incident management procedures, sheltering-at-home for our office-based employees, limiting direct contact with our customers, and, through June, suspending disconnections and late payment fees for our utility customers.

We have experienced impacts on our results of operations from COVID-19. As of June 30, 2020, the Company has not recorded any regulatory assets or cost deferrals related to COVID-19. Based upon assumptions and data analyzed to date, we estimate the impacts for the three months and nine months ended June 30, 2020, respectively, to be:

•	Lost late payment fees of $1.8 and $2.3, respectively, due to a moratorium from late March through mid-June
•	Margin reductions of less than $1 and $1 to $2, respectively, from the net impact of lower volumes and higher fixed charges

•	Bad debt expense increases of nearly $4 for the three and nine months due to the aging of our accounts receivable balances
•

Net other direct cost reductions totaling less than $1 for the quarter and a year-to-date net direct cost increase of less than $1, due to lower travel, meals and entertainment and medical claims experience offset (or more than offset) by increased costs for enhanced cleaning and personal protective equipment for our facilities and field personnel compared to normal and expected levels

We continue to evaluate trends of costs and benefits related to COVID-19. Our best estimate of pre-tax COVID-19 impacts, as noted above, and other potential impacts due to COVID-19 is in a range of $6 to $7 through the end of the fiscal year, with a full year net economic earnings impact of approximately $0.09 per diluted share in fiscal 2020.

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

The Company is participating in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provisions allowing for a payroll tax deferral which will not have an impact on our results of operations but will defer the payment of the Company’s portion of certain payroll taxes until fiscal 2021 and 2022. Although the Company does not currently expect to seek relief under any other CARES Act provisions, we will continue to monitor all pending and future federal, state and local efforts related to the COVID-19 health crisis and assess our need and, as applicable, eligibility for any such relief.

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

Net Economic Earnings and Net Economic Earnings Per Share

Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of impairments and other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. For the fiscal 2020 periods presented, adjustments for Missouri Infrastructure System Replacement Surcharge (ISRS) revenues reflect the regulatory settlement reached in the third quarter of fiscal 2020, as discussed in Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1, such that the related GAAP provision for customer credit for fiscal 2020 to date is reflected in net economic earnings. In addition, net economic earnings per share excludes the impact, in the fiscal year of issuance, of any shares issued to finance acquisitions that have yet to be included in net economic earnings.

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

EARNINGS – THREE MONTHS ENDED JUNE 30, 2020

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Three Months Ended June 30, 2020
Net Income (Loss) [GAAP]	$12.6	$13.6	$(118.5)	$(92.3)	$(1.87)
Adjustments, pre-tax:
Impairments	—	—	148.6	148.6	2.89
Provision for ISRS rulings	(4.8)	—	—	(4.8)	(0.09)
Unrealized gain on energy-related derivatives	(0.6)	(17.9)	—	(18.5)	(0.36)
Income tax effect of adjustments*	1.2	4.4	(31.3)	(25.7)	(0.50)
Net Economic Earnings (Loss) [Non-GAAP]	$8.4	$0.1	$(1.2)	$7.3	$0.07

Three Months Ended June 30, 2019
Net Income (Loss) [GAAP]	$7.6	$(4.7)	$(5.9)	$(3.0)	$(0.09)
Adjustments, pre-tax:
Unrealized loss on energy-related derivatives	—	8.0	—	8.0	0.16
Lower of cost or market inventory adjustments	—	2.7	—	2.7	0.05
Income tax effect of adjustments*	—	(2.7)	—	(2.7)	(0.05)
Net Economic Earnings (Loss) [Non-GAAP]	$7.6	$3.3	$(5.9)	$5.0	$0.07

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

Consolidated

Spire had a net loss of $92.3 for the three months ended June 30, 2020, compared with a net loss of $3.0 for the three months ended June 30, 2019. Diluted loss per share of $1.87 for the current year quarter compared to $0.09 diluted loss per share for the prior year quarter. The reduction of net income primarily reflects a $148.6 ($117.3 after-tax) impairment charge taken in the current year quarter. For a detailed discussion of the impairments, see Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements in Item 1. Excluding this charge, net income increased $28.0, driven by an $18.3 increase in Gas Marketing segment and a $5.0 increase in the Gas Utility segment. The Gas Marketing increase was the result of higher current year margins, driven by favorable derivative activity and fair value measurements, offset by the costs of incremental storage capacity, transportation fees, and less favorable market conditions. Gas Utility net income growth reflects higher ISRS revenues net of the Spire Missouri ISRS settlement, combined with the benefits of customer growth and lower operating costs.

Spire’s net economic earnings were $7.3 ($0.07 per diluted share) for the three months ended June 30, 2020, an increase of $2.3 from the $5.0 ($0.07 per diluted share) reported for the same period in the prior year. Current quarter net income per share and net economic earnings per share reflect the impact of preferred dividends and the issuance of common stock.

The principal drivers of the increase in net economic earnings were higher Gas Utility and Other results offset by lower Gas Marketing earnings, as reflected in the table. These impacts are described in further detail below.

Gas Utility

For the three months ended June 30, 2020, net economic earnings for the Gas Utility segment increased $0.8 from the third quarter of the prior fiscal year, primarily due to a $1.2 increase at Spire Missouri that was only partly offset by a $0.4 decrease at the Southeast Utilities. The increase at Spire Missouri was driven by higher ISRS revenues and customer growth, offset by $1.7 higher depreciation expense. The Southeast Utilities were negatively impacted by a decrease of $2.0 at Spire Alabama, primarily due to unfavorable net Rate Stabilization and Equalization (RSE) adjustments and higher depreciation expenses that were only slightly offset by lower Operations and Maintenance Expense (O&M). The negative impact of the Spire Alabama results was mostly offset by the stronger performance of the Spire EnergySouth Utilities. These impacts are discussed in further detail below.

Gas Marketing

For the three months ended June 30, 2020, the net economic earnings for the Gas Marketing segment was $0.1, compared to net economic earnings of $3.3 in the three months ended June 30, 2019, a $3.2 decrease. The decrease in the current-year period was primarily driven by the higher volumes associated with the segment’s business expansion being more than offset by the costs of incremental storage capacity, transportation fees, and less favorable market conditions.

Other

For the three months ended June 30, 2020, net economic loss for Other decreased $4.7 compared with the third quarter of the prior fiscal year. The variance reflects higher earnings from STL Pipeline, and a smaller loss from Spire Storage which were only partly offset by slightly higher interest expense, higher insurance claims and higher charitable contributions.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2020
Operating Income (Loss) [GAAP]	$20.4	$18.2	$(145.1)	$—	$(106.5)
Operation and maintenance expenses	115.5	2.2	10.5	(3.3)	124.9
Depreciation and amortization	47.8	0.2	2.1	—	50.1
Taxes, other than income taxes	31.7	0.2	(0.8)	—	31.1
Impairments	—	—	148.6	—	148.6
Less: Gross receipts tax expense	(17.2)	(0.1)	0.1	—	(17.2)
Contribution Margin [Non-GAAP]	198.2	20.7	15.4	(3.3)	231.0
Natural and propane gas costs	90.6	(9.2)	0.1	(8.6)	72.9
Gross receipts tax expense	17.2	0.1	(0.1)	—	17.2
Operating Revenues	$306.0	$11.6	$15.4	$(11.9)	$321.1

Three Months Ended June 30, 2019
Operating Income (Loss) [GAAP]	$25.3	$(7.0)	$(5.0)	$—	$13.3
Operation and maintenance expenses	113.4	3.2	8.4	(2.6)	122.4
Depreciation and amortization	45.1	—	0.7	—	45.8
Taxes, other than income taxes	29.7	0.1	0.4	—	30.2
Less: Gross receipts tax expense	(18.2)	—	—	—	(18.2)
Contribution Margin [Non-GAAP]	195.3	(3.7)	4.5	(2.6)	193.5
Natural and propane gas costs	88.1	22.0	0.1	(0.6)	109.6
Gross receipts tax expense	18.2	—	—	—	18.2
Operating Revenues	$301.6	$18.3	$4.6	$(3.2)	$321.3

Consolidated

As shown in the table above, Spire reported operating revenue of $321.1 for the three months ended June 30, 2020, essentially equal to the same period in the prior year, due to an increase in Gas Utility and Other offset by lower revenues for Spire Marketing. Spire’s contribution margin increased $37.5 compared with last year, with increases of $24.4 in the Gas Marketing segment, $2.9 for the Gas Utility segment, and $10.9 for Other (STL Pipeline and Spire Storage) all contributing to growth. Depreciation and amortization expenses were up $4.3 company-wide driven by a $2.7 increase in the Gas Utility segment. Gas Utility O&M expenses of $115.5 for the quarter were $2.1 higher than last year, including a $9.5 year-over-year net increase in postretirement benefit costs recorded in O&M relating to a year-to-date true-up of a $23.3 settlement loss in a Spire Missouri pension plan offset by a corresponding credit in other expense below the operating income line (the “Postretirement Nonservice Cost Transfer”). Excluding this impact, O&M expenses were down $7.4, driven by lower operations, administrative, and employee-related costs. These impacts are described in further detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the three months ended June 30, 2020, were $306.0, or $4.4 higher than the same period in the prior year. The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	$7.3
Spire Missouri – ISRS, including ISRS rulings provision true-up	7.3
Spire Missouri and Spire Alabama – Lower PGA/GSA costs	(6.2)
Spire Alabama – RSE adjustments, net	(4.0)
Total Variation	$4.4

The increase in revenues was primarily driven by higher volumetric usage (including weather mitigation) resulting from colder weather, primarily at Spire Missouri, and the net ISRS revenue impact (including ISRS rulings provision true-up). These positive impacts were only partly offset by $6.2 lower gas costs and the unfavorable $4.0 net RSE adjustments at Spire Alabama.

Contribution Margin – Gas Utility contribution margin was $198.2 for the three months ended June 30, 2020, a $2.9 increase over the same period in the prior year. The increase was attributable to the following factors:

Spire Missouri – ISRS, including ISRS rulings provision true-up	$7.3
Spire Missouri – Customer growth	1.0
Spire Alabama – RSE adjustments, net	(4.0)
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(1.3)
All other factors	(0.1)
Total Variation	$2.9

The increase in contribution margin was primarily attributable to Spire Missouri’s net ISRS amounts (including true-up of provision for ISRS rulings) of $7.3, in conjunction with $1.0 related to customer growth at Spire Missouri. These favorable impacts were partly offset by the $4.0 net unfavorable RSE adjustments at Spire Alabama, and lower volumetric usage (net of weather mitigation).

Operating Expenses – O&M expenses for the three months ended June 30, 2020 were $2.1 higher than the same period in the prior year, including the $9.5 year-over-year net increase due to the Postretirement Nonservice Cost Transfer impact mentioned previously. Excluding this impact, O&M expenses were $7.4 lower due to decreased operations, administrative and employee-related costs. Depreciation and amortization expenses for the three months ended June 30, 2020 were $2.7 higher than the same period in the prior year primarily driven by higher levels of capital expenditures across all the Utilities.

Gas Marketing

Operating Revenues – Operating revenues decreased $6.7 versus the prior-year period as retail volumes were slightly lower in addition to lower commodity prices.   Average pricing on retail volumes for the three months ended June 30, was approximately $2.01/MMBtu versus approximately $2.95/MMBtu for the quarter ended June 30, 2019.

Contribution Margin – Gas Marketing contribution margin during the three months ended June 30, 2020 increased $24.4 from the same period in the prior year, largely reflecting a $28.6 change in derivative activity and fair value measurements excluded from net economic earnings. Excluding these gains, margins were $4.2 lower when compared with the same period in the prior year, as higher volumes associated with the segment’s business expansion were offset by the costs of incremental storage capacity, transportation fees, and less favorable market conditions.   Incremental storage positions were nearly double last fiscal year’s levels in order to take advantage of seasonal spreads between summer 2020 and the upcoming winter season.

Interest Charges

Consolidated interest charges during the three months ended June 30, 2020 increased by $0.8 from the same period in the prior year. The increase was primarily driven by net long-term debt issuances at the Utilities and Spire STL Pipeline being offset by slightly lower average levels of short-term borrowings and lower short-term rates. For the three months ended June 30, 2020 and 2019, average short-term borrowings were $473.2 and $476.3, respectively, and the average interest rates on these borrowings were 1.12% and 2.8%, respectively.

Income Taxes

Consolidated income tax for the three months ended June 30, 2020 decreased $24.7 versus the same period in the prior year. The variance is primarily the result of the lower pre-tax book income in the current year, driven primarily by the impairment charges.

Spire Missouri

	Three Months Ended June 30,
	2020	2019
Operating Income [GAAP]	$7.0	$12.2
Operation and maintenance expenses	75.6	68.2
Depreciation and amortization	29.7	28.0
Taxes, other than income taxes	22.7	19.9
Less: Gross receipts tax expense	(12.1)	(12.5)
Contribution Margin [Non-GAAP]	122.9	115.8
Natural and propane gas costs	68.9	63.1
Gross receipts tax expense	12.1	12.5
Operating Revenues	$203.9	$191.4
Net Income	$6.5	$1.1

Operating revenues for the three months ended June 30, 2020 increased $12.5 from the same period in the prior year primarily due to $10.6 in volumetric impacts (including weather mitigation), and a $7.3 net increase (after ISRS rulings provision true-up) of ISRS revenues, offset by lower gas costs of $3.9. Contribution margin for the three months ended June 30, 2020, increased $7.1 from the same period in the prior year, largely due to the $7.3 increase in ISRS mentioned above, combined with higher volumetric usage of $1.0 and customer growth of $1.0, partially offset by lower late payment fees.

O&M expenses for the three months ended June 30, 2020 increased $7.4, including a $8.9 year-over-year net increase due to the true-up of transfer of mix of service and nonservice postretirement benefit costs to other expense below the operating income line. Excluding this impact, expenses were $1.5 lower than the prior year quarter. Depreciation and amortization increased $1.7 in the current quarter versus the prior-year quarter due to higher capital investments.

Other income was up $11.3 including the offsetting credit of postretirement costs of $8.9 explained above. Excluding this impact other income increased $2.4, primarily due to increases in the value of investments associated with non-qualified employee benefit plans reflecting market conditions.

Degree days in Spire Missouri’s service areas during the three months ended June 30, 2020, were 33% colder than normal and 35% colder than the same period last year, resulting in higher usage on a year-over-year comparative basis. Spire Missouri’s total system therms sold and transported were 259.4 million for the three months ended June 30, 2020, compared with 232.5 million for the same period in the prior year. Total off-system therms sold and transported were 4.8 million for the three months ended June 30, 2020, compared with 3.1 million for the same period last year.

Resulting net income for the quarter ended June 30, 2020 increased $5.4 versus the prior-year quarter.

Spire Alabama

	Three Months Ended June 30,
	2020	2019
Operating Income [GAAP]	$9.3	$11.1
Operation and maintenance expenses	32.5	37.3
Depreciation and amortization	15.0	14.2
Taxes, other than income taxes	7.1	8.2
Less: Gross receipts tax expense	(4.2)	(4.8)
Contribution Margin [Non-GAAP]	59.7	66.0
Natural and propane gas costs	17.3	20.0
Gross receipts tax expense	4.2	4.8
Operating Revenues	$81.2	$90.8
Net Income	$3.6	$5.6

Operating revenues for the three months ended June 30, 2020, decreased $9.6 from the same period in the prior year. The change in operating revenue was principally due to a net RSE adjustment of $4.0, volumetric/weather impacts of $3.3, and lower gas costs of $2.3. Contribution margin decreased $6.3, primarily due to the RSE adjustment of $4.0, and $2.3 attributable to weather usage impacts.

O&M expenses for the three months ended June 30, 2020 decreased $4.8 versus the prior-year quarter, primarily due to lower field distribution and maintenance expenses. Depreciation and amortization expenses for the three months ended June 30, 2020, were $0.8 higher than the same period last year, the result of continued investment in infrastructure upgrades.

For the quarter ended June 30, 2020, resulting net income decreased $2.0 versus the prior-year quarter.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended June 30, 2020 were 31% warmer than normal and 41% warmer than a year ago. Spire Alabama’s total system therms sold and transported were 208.7 million for the three months ended June 30, 2020, compared with 235.6 million for the same period in the prior year.

EARNINGS – NINE MONTHS ENDED JUNE 30, 2020

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Nine Months Ended June 30, 2020
Net Income (Loss) [GAAP]	$222.0	$13.6	$(127.3)	$108.3	$1.90
Adjustments, pre-tax:
Impairments	—	—	148.6	148.6	2.90
Unrealized gain on energy-related derivatives	(0.2)	(3.0)	—	(3.2)	(0.06)
Income tax effect of adjustments*	—	0.7	(31.3)	(30.6)	(0.60)
Net Economic Earnings (Loss) [Non-GAAP]	$221.8	$11.3	$(10.0)	$223.1	$4.14

Nine Months Ended June 30, 2019
Net Income (Loss) [GAAP]	$220.7	$18.2	$(20.0)	$218.9	$4.27
Adjustments, pre-tax:
Unrealized gain on energy-related derivatives	—	(3.3)	—	(3.3)	(0.06)
Lower of cost or market inventory adjustments	—	2.7	—	2.7	0.05
Acquisition, divestiture and restructuring activities	—	—	0.4	0.4	0.01
Income tax effect of adjustments*	—	0.2	(0.1)	0.1	—
Net Economic Earnings (Loss) [Non-GAAP]	$220.7	$17.8	$(19.7)	$218.8	$4.27
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

Consolidated

Spire’s net income was $108.3 for the nine months ended June 30, 2020, compared with $218.9 for the nine months ended June 30, 2019. Basic and diluted earnings per share for the nine months ended June 30, 2020, were $1.90, compared with basic and diluted earnings per share of $4.28 and $4.27, respectively, for the nine months ended June 30, 2019.

For the current year, both net income per share and net economic earnings per share were reduced by approximately $0.18 per share due to dividends earned from the $250.0 in preferred shares that were issued in May 2019. Dividends on cumulative preferred shares are deducted from net income in the calculation of earnings per common share. Results were also impacted by $0.02 per share due to an increase in common shares outstanding. Net income per share in the current year was also impacted by the impairment charges totaling $2.29 per share.

The decrease in net income of $110.6 reflects the impact of the impairment charge, identified above, of $148.6 ($117.3 after-tax). Excluding this charge, net income increased $6.7, driven by increases of $10.0 and $1.3 in Other and Gas Utility, respectively, partly offset by a $4.6 reduction in net income from Gas Marketing.

The increase in net income of Other reflects earnings improvements in both Spire STL Pipeline and Spire Storage. The Gas Marketing segment was negatively impacted by less favorable market conditions. The Gas Utility segment was slightly favorable to the prior-year period, as higher ISRS at Spire Missouri and lower operating expenses were mostly offset by the impact of warmer weather during the November to March heating period, which lowered contribution margins.

Net economic earnings were $223.1 ($4.14 per diluted share) for the nine months ended June 30, 2020, compared to $218.8 ($4.27 per diluted share) for the same period last year, reflecting earnings improvements in both the Spire STL Pipeline and Spire Storage, partially offset by lower Gas Marketing earnings. These fluctuations are discussed in further detail below.

Gas Utility

Gas Utility net income and net economic earnings increased by $1.3 and $1.1, respectively, from the prior-year period. The results reflect increased contribution margins of $13.1, lower than expected due to warmer weather impacts of $6.9, combined with $1.4 lower operating expenses, after removing the impact of the current year $9.0 transfer of mix of service and nonservice postretirement benefit costs to other expense below the operating income line (the “Year-To-Date Postretirement Nonservice Cost Transfer”). Higher depreciation and amortization reflecting increased capital investment also impacted results.

Gas Marketing

The Gas Marketing segment reported net income of $13.6 for the nine months ended June 30, 2020, versus net income of $18.2 during the same period last year. Net economic earnings for the current year were $11.3, a decrease of $6.5 from the same period last year principally due to higher volumes that were more than offset by lower pricing, less favorable market conditions and higher operating costs.

Other

For the nine months ended June 30, 2020, net economic loss for Other was $10.0, an improvement from $19.7 in the prior-year period. Included in those results was a $3.4 increase in net economic earnings from the STL Pipeline which entered service in late calendar 2019 and a $5.5 reduction in the operating loss from Spire Storage.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2020
Operating Income (Loss) [GAAP]	$329.6	$18.2	$(141.5)	$—	$206.3
Operation and maintenance expenses	319.9	8.9	28.0	(9.6)	347.2
Depreciation and amortization	141.2	0.3	5.3	—	146.8
Taxes, other than income taxes	121.3	0.9	0.5	—	122.7
Impairments	—	—	148.6	—	148.6
Less: Gross receipts tax expense	(79.4)	(0.3)	—	—	(79.7)
Contribution Margin [Non-GAAP]	832.6	28.0	40.9	(9.6)	891.9
Natural and propane gas costs	603.7	48.9	0.3	(21.0)	631.9
Gross receipts tax expense	79.4	0.3	—	—	79.7
Operating Revenues	$1,515.7	$77.2	$41.2	$(30.6)	$1,603.5

Nine Months Ended June 30, 2019
Operating Income (Loss) [GAAP]	$317.2	$22.3	$(11.6)	$—	$327.9
Operation and maintenance expenses	330.3	8.5	22.3	(8.2)	352.9
Depreciation and amortization	133.2	—	1.7	—	134.9
Taxes, other than income taxes	126.3	0.6	1.2	—	128.1
Less: Gross receipts tax expense	(87.5)	(0.1)	—	—	(87.6)
Contribution Margin [Non-GAAP]	819.5	31.3	13.6	(8.2)	856.2
Natural and propane gas costs	746.6	38.2	0.7	(2.5)	783.0
Gross receipts tax expense	87.5	0.1	—	—	87.6
Operating Revenues	$1,653.6	$69.6	$14.3	$(10.7)	$1,726.8

Consolidated

Spire’s operating revenues decreased by $137.9 at the Gas Utility segment and were $7.6 and $26.9 higher in the Gas Marketing segment and Other, respectively. The Gas Utility decrease was due principally to $90.4 lower gas costs, and a $49.8 reduction due to weather/volumetric impacts (net of weather mitigation). The Gas Marketing increase was due to higher volumes offsetting lower prices, while Other reflects an added $19.8 from STL Pipeline which entered service in late calendar 2019 and $6.2 higher revenues at Spire Storage.

Spire’s contribution margin increased $35.7 compared with the same nine-month period last year, as higher margins from Gas Utility and other businesses were offset by lower margins in Gas Marketing. The Gas Utility contribution margin increased $13.1, primarily driven by the $5.5 increase from Spire Alabama, and increases of $3.8 at both Spire Missouri and Spire EnergySouth. Higher contribution margins at the STL Pipeline are consistent with its in-service date earlier this fiscal year, and Spire Storage’s improvement reflects higher utilization of its storage capacity. The $3.3 decrease in Gas Marketing reflects less favorable market conditions and higher storage and transportation costs.

Depreciation and amortization expenses were higher in the Gas Utility segment, due to higher capital investments at both Spire Missouri and Spire Alabama. Gas Utility O&M expenses were lower in the current year driven primarily by the Year-To-Date Postretirement Nonservice Cost Transfer described above. Excluding this adjustment, O&M expenses decreased $1.4 largely due to decreased operations and employee-related costs. These fluctuations are described in more detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the nine months ended June 30, 2020, were $1,515.7, or $137.9 lower than the same period last year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA costs	$(90.4)
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(49.8)
Spire Missouri and Spire Alabama – Gross receipt taxes	(7.9)
Spire Missouri and Spire Alabama – Off -system sales and capacity release	(6.9)
Spire Missouri – ISRS, including ISRS rulings provision true-up	13.0
Spire Alabama – RSE adjustments, net	5.3
All other factors	(1.2)
Total Variation	$(137.9)

The decrease in revenues was driven primarily by a $90.4 decrease in gas costs, lower weather/volumetric impacts of $49.8, a $7.9 reduction gross receipts taxes, and lower off-system sales of $6.9. These negative impacts were only partially offset by an $13.0 increase of Spire Missouri ISRS revenue (net of ISRS rulings provision true-up) and a $5.3 increase due to net adjustments to Spire Alabama’s RSE rate.

Contribution Margin – Gas Utility contribution margin was $832.6 for the nine months ended June 30, 2020, a $13.1 increase over the same period last year. The increase was attributable to the following factors:

Spire Missouri – ISRS, net of ISRS rulings provision	$13.0
Spire Alabama – RSE adjustments, net	4.3
Spire Missouri – Customer growth	1.3
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(6.9)
All other factors	1.4
Total Variation	$13.1

The contribution margin increase resulted primarily from Missouri ISRS revenue (net of ISRS rulings provision) and Spire Alabama RSE adjustment impacts. These positive factors were partially offset by lower volumetric margins at Spire Missouri of $7.6, net of weather mitigation. Spire Missouri degree days were 10% warmer than last year and 2% warmer than normal.

Operating Expenses – Gas Utility O&M expenses, decreased $10.4 from last year. Removing the Year-To-Date Postretirement Nonservice Cost Transfer, the year-over-year decrease in O&M was $1.4. This decrease was due to lower operations and employee-related costs. Depreciation and amortization expenses for the nine months ended June 30, 2020, increased $8.0 from the same period last year as a result of higher levels of capital investment over the past year.

Gas Marketing

Operating Revenues – Gas Marketing operating revenues increased $7.6 from the same period last year, principally due to higher volumes that were only partly offset by lower pricing levels. Overall commodity pricing on retail revenue in the current year was $0.79/MMBtu lower than the prior year.

Contribution Margin – Gas Marketing contribution margin during the nine months ended June 30, 2020, decreased $3.3 from the same period last year, as higher volumes associated with the segment’s business expansion were more than offset by the costs of incremental storage capacity, transportation fees, and less favorable market conditions. Incremental storage positions were nearly double last fiscal year’s levels in order to take advantage of seasonal spreads between summer 2020 and the upcoming winter season.

Interest Charges

Consolidated interest charges during the nine months ended June 30, 2020, were $1.2 higher than the same period last year. The increase was primarily driven by net long-term debt issuances and higher levels of short-term borrowings, offset by slightly lower average short-term interest rates in the current period. For the nine months ended June 30, 2020 and 2019, average short-term borrowings were $581.7 and $557.6, respectively, and the average interest rates on these borrowings were 2.0% and 2.8%, respectively.

Income Taxes

Consolidated income tax expense during the nine months ended June 30, 2020 decreased $28.3 versus the prior year. The variance is the result of the lower pre-tax book income in the current year driven by the impairment charges, combined with a lower effective tax rate in the current year.

Spire Missouri

	Nine Months Ended June 30,
	2020	2019
Operating Income [GAAP]	$191.7	$186.0
Operation and maintenance expenses	191.9	202.0
Depreciation and amortization	88.0	83.0
Taxes, other than income taxes	85.5	89.9
Less: Gross receipts tax expense	(55.5)	(63.1)
Contribution Margin [Non-GAAP]	501.6	497.8
Natural and propane gas costs	478.3	600.3
Gross receipts tax expense	55.5	63.1
Operating Revenues	$1,035.4	$1,161.2
Net Income	$129.0	$132.3

Operating revenues during the nine months ended June 30, 2020, decreased $125.8 from the same period last year primarily due to a $87.1 decrease attributable to lower gas costs, a $34.8 decrease in volumetric impacts (net of weather mitigation) relating to warmer weather conditions in the current year, an $8.0 reduction due to lower off-system sales and a $7.5 reduction due to lower gross receipts taxes. These negative impacts were only slightly offset by $13.0 higher ISRS (net of final true-up of ISRS rulings provision).

Contribution margin increased $3.8 versus the same period in the prior year. A $13.0 increase in ISRS (net of final true-up of ISRS rulings provision) more than offset $7.6 lower volumetric margins, primarily the result of warmer weather. Degree days were 1o% warmer than last year and 2% warmer than normal, and as a result, commercial and industrial customers were down and residential margins, on a net basis declined even after including the benefit of the Weather Normalization Adjustment Rider.

O&M expenses during the nine months ended June 30, 2020, decreased $10.1 from the same period last year. Excluding the Year-To-Date Postretirement Nonservice Cost Transfer of $10.9, the year-over-year increase in O&M was $0.8 higher in the current year versus the prior-year period, in line with prior year expense levels. Depreciation increased by $5.0 as a result of continuing increases in the levels of capital investment.

Temperatures in Spire Missouri’s service areas during the nine months ended June 30, 2020, were 10% warmer than the same period last year and 2% warmer than normal. Spire Missouri’s total system therms sold and transported were 1,510.6 million for the nine months ended June 30, 2020, compared with 1,650.6 million for the same period last year. Total off-system therms sold and transported were 23.3 million for the nine months ended June 30, 2020, compared with 37.8 million for the same period last year.

Resulting net income for the nine months ended June 30, 2020 decreased $3.3 versus the same period in the prior year.

Spire Alabama

	Nine Months Ended June 30,
	2020	2019
Operating Income [GAAP]	$111.4	$107.8
Operation and maintenance expenses	104.8	105.1
Depreciation and amortization	43.9	41.5
Taxes, other than income taxes	29.1	29.7
Less: Gross receipts tax expense	(20.3)	(20.7)
Contribution Margin [Non-GAAP]	268.9	263.4
Natural and propane gas costs	103.7	120.6
Gross receipts tax expense	20.3	20.7
Operating Revenues	$392.9	$404.7
Net Income	$74.6	$72.6

Operating revenues for the nine months ended June 30, 2020, decreased $11.8 from the same period last year. The change was principally driven by a $15.0 decrease in weather and usage impacts (net of weather mitigation) and $3.3 lower gas costs. These negative impacts were offset by net RSE adjustments (reset and giveback) of $5.3. Contribution margin increased $5.5, principally as a result of the RSE adjustments of $4.3 (mentioned above) and $0.7 of weather and usage (including weather mitigation). O&M expenses for the nine months ended June 30, 2020, decreased $0.3 from the same period last year, primarily driven by marginally lower employee-related costs.

Temperatures in Spire Alabama’s service area during the nine months ended June 30, 2020, were 17% warmer than the same period last year and 13% warmer than normal. Spire Alabama’s total system therms sold and transported were 812.4 million for the nine months ended June 30, 2020, compared with 840.6 million for the same period last year.

Resulting net income for the nine months ended June 30, 2020 increased $2.0 versus the same period in the prior-year.

REGULATORY MATTERS

For discussions of regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and include regulatory accounting, employee benefits and postretirement obligations, and income taxes. While accounting estimates related to these and other items such as goodwill and allowance for doubtful accounts were considered in light of the COVID-19 health crisis, there were no significant changes to critical accounting estimates during the nine months ended June 30, 2020, other than the impairment assessments for certain non-utility assets discussed below.

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

On July 1, 2020, Spire’s Board of Directors, based upon the recommendation of senior management, revised the development plan for Spire Storage West LLC (“Spire Storage”), resulting in an impairment charge of $140.8 related to Spire Storage assets in the quarter ended June 30, 2020. The revision was driven by the realization that a longer time horizon will be required for optimization and positioning of the storage facility to serve energy markets in the western United States. Among other factors, evaluations of the continuing evolution of market dynamics in the region led management to update models of various development alternatives. Separately in the quarter ended June 30, 2020, Spire recorded impairment charges totaling $7.8 related to two commercial compressed natural gas fueling stations as a result of revised projections reflecting lower diesel prices and slower conversions of Class 8 vehicles. The fair values used in measuring the impairment charges were determined with an expected present value technique using a discounted cash flow method under an income approach. Our impairment loss calculations required management to make assumptions and to apply judgment in order to estimate fair values of the assets. This involved estimating cash flows, useful lives, and current market value for similar assets and selecting a discount rate that reflects the risk inherent in future cash flows. Cash flow projections were based on assumptions about future market demand and achievement of certain operational capabilities. Assumptions were selected from a range of reasonably possible amounts and were supported by relevant and reliable data. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairments that could be material. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate asset impairment losses.

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

	Nine Months Ended June 30,
Cash Flow Summary	2020	2019
Net cash provided by operating activities	$453.8	$440.6
Net cash used in investing activities	(470.1)	(623.5)
Net cash provided by financing activities	17.9	167.3

For the nine months ended June 30, 2020, net cash provided by operating activities increased $13.2 from the corresponding period of fiscal 2019. The change was due principally to the timing of accounts payable and fluctuations in working capital items, as discussed above.

For the nine months ended June 30, 2020, net cash used in investing activities was $153.4 less than for the same period in the prior year, primarily driven by a $132.8 decrease in capital expenditures and $7.9 less outflows relating to acquisition-related activity. The lower capital spending in the current year is consistent with the Company’s capital expenditure expectations. The primary drivers were $125.0 in lower expenditures related to Spire Storage and Spire STL Pipeline, which was completed in the first quarter of this fiscal year, combined with $9.9 lower expenditures at the Utilities. Total capital expenditures for the full fiscal year 2020 are expected to be approximately $650.

Lastly, for the nine months ended June 30, 2020, net cash provided by financing activities was $17.9, versus net cash provided of $167.3 for the nine months ended June 30, 2019. This change primarily reflects issuance of long-term debt of $510.0 this year versus $190.0 in the prior year, with an increase in proceeds from common stock issuances of $27.5, principally through the “at-the-market” program (discussed below), offset by the $242.0 issuance of preferred stock in May 2019, by a combined $233.9 higher short- and long-term borrowing repayments in the current year, and by an increase in preferred stock and common stock dividends paid of $11.1 and $6.8, respectively, in the current year.

CAPITAL RESOURCES

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Our debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of June 30, 2020, the debt ratings of the Company, Spire Missouri and Spire Alabama, shown in the following table, remain at investment grade with a stable outlook.

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

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of June 30, 2020.

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

Long-term Debt and Equity

At June 30, 2020, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,500.0, of which $1,098.0 was issued by Spire Missouri, $475.0 was issued by Spire Alabama, and $237.0 was issued by other subsidiaries. For more information about long-term debt, see Note 5 of the Notes to Financial Statements in Item 1.

Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021. As of June 30, 2020, $125.0 remained available under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance. On July 9, 2019, the APSC approved $100.0 of long-term financing, which was ultimately issued by Spire Alabama on December 2, 2019, and on March 24, 2020, the APSC approved an application for up to $150.0 of additional long-term debt financing for Spire Alabama.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 214,948 and 209,681 shares at June 30, 2020 and July 31, 2020, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

On February 6, 2019, Spire entered into an “at-the-market” equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Those shares are issued pursuant to Spire’s universal shelf registration statement referenced above and a prospectus supplement dated May 14, 2019. Under this program, for the year ended September 30, 2019, Spire issued 179,630 shares, generating $14.4 of proceeds net of issuance costs, and for the nine months ended June 30, 2020, Spire issued 321,232 shares, generating $24.6 of proceeds net of issuance costs.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization at June 30, 2020 consisted of 51% equity, compared to 55% equity at September 30, 2019.

CONTRACTUAL OBLIGATIONS

During the nine months ended June 30, 2020, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Form 10-K for the fiscal year ended September 30, 2019.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of June 30, 2020, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K as of September 30, 2018. During the first quarter of fiscal 2019, the Company entered into a three-year interest rate swap with a fixed interest rate of 3.250% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $26.3 mark-to-market loss on this swap for the nine months ended June 30, 2020. In the second quarter of 2020, the Company entered into multiple three-year interest rate swaps with fixed interest rates ranging from 0.921% to 1.3105% for a total notional amount of $150.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $5.5 mark-to-market loss on these swaps for the nine months ended June 30, 2020. In the third quarter of fiscal 2020, the Company entered into a ten-year interest rate swap with a fixed interest rate of 0.761% and a notional amount of $40.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $0.4 mark-to-market loss on these swaps for the three months ended June 30, 2020.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2020, the Company had no off-balance-sheet financing arrangements other than surety bonds and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent outbreak of the novel coronavirus (COVID-19) has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of customer operations, as well as disrupted financial markets and supply chains. The Company has implemented what we believe to be appropriate procedures and protocols to ensure the safety of our customers, suppliers and employees. These actions include activating incident management procedures, sheltering-at-home for our office-based employees, limiting direct contact with our customers, and, through June, suspending disconnections and charging late payments to our utility customers. During the period ended June 30, 2020, we have experienced impacts on our results of operations as a result of COVID-19 including, but not limited to: late payment charges, lower revenue on commercial and industrial volumes, increased bad debt expenses, increases in certain operational expenses such as enhanced cleaning and personal protection equipment, decreases in expense for travel and medical claims, and higher residential customer charges due to the moratorium on disconnections. We are continuing to assess the developments involving our workforce, customers and suppliers, as well as the developing response of federal and state authorities, our regulators and other business and community leaders. An extended slowdown of the United States' economy or demand for commodities and/or material changes in policy could result in lower demand for natural gas, particularly among our commercial and industrial customers, as well as negatively impact the ability of our customers, contractors, suppliers and other business partners to remain in business or return to reasonable business activity in the near future. The impacts of this crisis continue to unfold, and the full extent of future developments are not known at this time and may have a material impact on our results of operations, financial condition, liquidity and prospects. We have identified the following potential categories of risks for Spire, Spire Missouri and Spire Alabama outside of those already experienced through June 2020:

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2020 – April 30, 2020	80	$68.62	—	—
May 1, 2020 – May 31, 2020	361	71.45	—	—
June 1, 2020 – June 30, 2020	—	—	—	—
Total	441	70.94	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of June 30, 2020, all of Spire Missouri’s retained earnings were free from such restrictions.

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
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	August 5, 2020	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	August 5, 2020	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	August 5, 2020	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)