Form 10-K
period 2020-09-30
SPIRE INC; SPIRE MISSOURI INC; SPIRE ALABAMA INC
filed 2020-11-18
CIK 1126956, 57183, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

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

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company	Emerging growth company
Spire Inc.	X
Spire Missouri Inc.			X
Spire Alabama Inc.			X

If an emerging growth company, indicate by check mark if each registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Spire Inc.	[ ]
Spire Missouri Inc.	[ ]
Spire Alabama Inc.	[ ]

Indicate by check mark whether each registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Spire Inc.	[ X ]
Spire Missouri Inc.	[ ]
Spire Alabama Inc.	[ ]

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes [ ]	No [ X ]
Spire Missouri Inc.	Yes [ ]	No [ X ]
Spire Alabama Inc.	Yes [ ]	No [ X ]

The aggregate market value of the common equity held by non-affiliates of Spire Inc. amounted to $3,703,018,742 as of March 31, 2020. All of Spire Missouri Inc.’s and Spire Alabama Inc.’s equity securities are owned by Spire Inc., their parent company and a reporting company under the Exchange Act.

The number of shares outstanding of each registrant’s common stock as of November 13, 2020 was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	51,618,125
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of proxy statement for Spire Inc. to be filed on or about December 16, 2020 — Part III.

Certain exhibits as indicated in Part IV.

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

AOCI	Accumulated other comprehensive income or loss	NYMEX	New York Mercantile Exchange, Inc.
APSC	Alabama Public Service Commission	NYSE	New York Stock Exchange
ASC	Accounting Standards Codification	O&M	Operation and maintenance expense
ASU	Accounting Standards Update	OCI	Other comprehensive income or loss
CCM	Cost Control Measure	PGA	Purchased Gas Adjustment
Heating degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	RSE	Rate Stabilization and Equalization
EPS	Earnings per share	SEC	U.S. Securities and Exchange Commission
ESR	Enhanced Stability Reserve	Spire Alabama	Spire Alabama Inc.
FASB	Financial Accounting Standards Board	Spire EnergySouth	Spire EnergySouth Inc., parent of Spire Gulf and Spire Mississippi
FERC	Federal Energy Regulatory Commission	Spire Gulf	Spire Gulf Inc.
GAAP	Accounting principles generally accepted in the United States of America	Spire Marketing	Spire Marketing Inc.
Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Mississippi	Spire Mississippi Inc.
Gas Utility	Segment including the operations of the Utilities	Spire Missouri	Spire Missouri Inc.
GSA	Gas Supply Adjustment	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC
ICE	Intercontinental Exchange	TCJA	The Tax Cuts and Jobs Act of 2017
ISRS	Infrastructure System Replacement Surcharge	U.S.	United States
MMBtu	Million British thermal units	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth
MoPSC	Missouri Public Service Commission
MSPSC	Mississippi Public Service Commission

PART I

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “target,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our current expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results or outcomes to differ materially from those contemplated in any forward-looking statement are:

•	Weather conditions and catastrophic events, particularly severe weather in U.S. natural gas producing areas;
•	Impacts related to the COVID-19 pandemic and uncertainties as to their continuing duration and severity;
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

The Gas Utility segment includes the regulated operations of Spire Missouri, Spire Alabama, Spire Gulf Inc. (“Spire Gulf”) and Spire Mississippi Inc. (“Spire Mississippi”) (collectively, the “Utilities”). The business of the Utilities is subject to seasonal fluctuations with the peak period occurring in the winter heating season, typically November through April of each fiscal year. Spire Missouri is a public utility engaged in the purchase, retail distribution and sale of natural gas, with primary offices located in St. Louis, Missouri. Spire Missouri is the largest natural gas distribution utility system in Missouri, serving approximately 1.2 million residential, commercial and industrial customers in St. Louis, Kansas City, and other areas in Missouri. Spire Alabama is a public utility engaged in the purchase, retail distribution and sale of natural gas principally in central and northern Alabama, serving more than 0.4 million residential, commercial and industrial customers with primary offices located in Birmingham, Alabama. Spire Gulf and Spire Mississippi are utilities engaged in the purchase, retail distribution and sale of natural gas to 0.1 million customers in the Mobile, Alabama area and south-central Mississippi.

The Gas Marketing segment includes Spire Marketing Inc. (“Spire Marketing”), a wholly owned subsidiary providing natural gas marketing services.

As of September 30, 2020, Spire had 3,583 employees, including 2,424 for Spire Missouri and 947 for Spire Alabama. We believe that:

1.	the safety and well-being of our employees is one of our most important responsibilities,
2.	the development, education and advancement of employees is key to our sustainability, and
3.	embracing an inclusive workforce full of diverse backgrounds and perspectives drives innovation.

We have implemented processes, procedures and programs that have helped us reduce our employee injury rate for the sixth fiscal year in a row, marking a 17% year-over-year improvement and an overall improvement of 57% since fiscal year 2015. We remain very focused on reducing at-fault motor vehicle accidents, thereby improving safety for our employees and our communities, and this past year, the American Gas Association recognized us for our commitment to safety with the Accident Prevention Certificate. Due to our swift and strategic response to COVID-19, we did not furlough or lay off any employees in fiscal year 2020. We offer incentives for weight management and gym membership, as well as employee assistance programs to provide counseling services and emotional support, and in 2020, we created a formalized comprehensive well-being program that focuses on the physical, emotional, social and financial health of every employee.

All employees have access to developmental assessments, customized training, specialized degree programs, and partnerships with best-in-class organizations related to industry courses, leadership and management workshops and computer application development seminars. In addition, all employees are eligible for up to $6,000 per year in tuition assistance and have access to the Spire Learning Center, our robust internal learning management system. In their first year, each construction and maintenance employee receives 80 hours of safety training, while each service and installation employee receives 200 hours. Field operations employees average 24 hours of technical and procedural training annually.

We regularly review and adjust our affirmative action plans based on placement and utilization rates, and we strive to create an even more diverse and inclusive work environment by committing to and achieving the goals of the CEO Action for Diversity & Inclusion Pledge. In addition, during fiscal year 2020, we adopted a Human Rights Policy, which is our first step in demonstrating that Spire understands its universal responsibility to respect human rights. This policy provides the basis for publicly affirming our values and embedding the responsibility into Spire’s operations and the way we do business.

Spire uses its website, SpireEnergy.com, as a routine channel for distribution of important information including news releases, analyst presentations and financial information. The information Spire, Spire Missouri and Spire Alabama file or furnish to the United States (U.S.) Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and their amendments, and proxy statements are available free of charge under “Filings & reports” in the Investors section of Spire’s website, SpireEnergy.com, as soon as reasonably practical after the information is filed with or furnished to the SEC. Information contained on Spire’s website is not incorporated by reference in this report. The SEC also maintains a website that contains Spire’s SEC filings (sec.gov).

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

Spire Missouri focuses its gas supply portfolio around a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement its regionally diverse firm transportation arrangements. Spire Missouri utilizes Midcontinent, Gulf Coast, Northeast, and Rocky Mountain gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions. Further, Spire STL Pipeline, a wholly owned subsidiary of Spire, is capable of delivering up to 4 million therms per day of natural gas into eastern Missouri, of which Spire Missouri is the foundation shipper with a contractual commitment of 3.5 million therms per day.

In fiscal year 2020, Spire Missouri purchased natural gas from 27 different suppliers to meet its total service area current gas sales and storage injection requirements. Spire Missouri entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature-sensitive needs of its customers. Natural gas purchased by Spire Missouri for delivery to its service areas included 50.5 billion cubic feet (Bcf) on the Southern Star Central Gas Pipeline, Inc. (Southern Star), 31.3 Bcf through the Enable Mississippi River Transmission LLC (MRT) system, and a combined 39.3 Bcf on the Tallgrass Interstate Gas Transmission, LLC (TIGT), Panhandle Eastern Pipe Line Company, LP (PEPL), Rockies Express Pipeline, LLC (REX), and Spire STL Pipeline systems. Spire Missouri also holds firm transportation arrangements on several other interstate pipeline systems that provide access to gas supplies upstream. Some of Spire Missouri’s commercial and industrial customers purchased their own gas with Spire Missouri transporting 45.9 Bcf to them through its distribution system.

The fiscal year 2020 peak day send out of natural gas to Spire Missouri customers, including transportation customers, occurred on February 13, 2020. The average temperature was 11 degrees Fahrenheit in St. Louis and 13 degrees Fahrenheit in Kansas City. On that day, Spire Missouri’s customers consumed 1.56 Bcf of natural gas. For eastern Missouri, this peak day demand was met with natural gas transported to St. Louis through the MRT, MoGas Pipeline LLC, Spire STL Pipeline, and Southern Star transportation systems, and from Spire Missouri’s on-system storage. For western Missouri, this peak day demand was met with natural gas transported to Kansas City through the Southern Star, PEPL, TIGT, and REX transportation systems.

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

In fiscal 2020, Spire Alabama purchased natural gas from 23 different suppliers to meet current gas sales, storage injection, and liquefied natural gas (LNG) liquefaction requirements, of which five are under long-term supply agreements. Approximately 64.0 Bcf was purchased for delivery by Southern Natural Gas, 5.2 Bcf by Transco, and 9.4 Bcf through intrastate pipelines to the Spire Alabama delivery points for its residential, commercial, and industrial customers.

The fiscal 2020 peak day send out for Spire Alabama was 0.5 Bcf on November 12, 2019, when the average temperature was 34 degrees Fahrenheit in Birmingham, of which 100% was met with supplies transported through Southern Natural Gas, Transco, intrastate facilities, and one of the four LNG peak shaving facilities.

Spire Gulf’s distribution system is directly connected to interstate pipelines, natural gas processing plants and gas storage facilities. Spire Gulf buys from a variety of producers and marketers, with BP Energy Company being the primary supplier.

Natural Gas Storage

Spire Missouri believes that it has ample storage capacity to meet the demands of its distribution system, particularly to augment its supply during peak demand periods. Spire Missouri has a contractual right to store 21.5 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana, 16.3 Bcf of gas storage in Southern Star’s system storage facilities located in Kansas and Oklahoma, and 1.4 Bcf of firm storage on PEPL’s system storage. MRT’s tariffs allow injections into storage from May 1 through November 1 and require the withdrawal from storage of all but 4.3 Bcf from November 1 through May 1. Southern Star tariffs allow both injections and withdrawals into storage year-round with ratchets that restrict the associated flows dependent upon the underlying inventory level per the contracts.

In addition, Spire Missouri supplements pipeline gas with natural gas withdrawn from its own underground storage field located in St. Louis and St. Charles Counties in Missouri. The field is designed to provide approximately 0.3 Bcf of natural gas withdrawals on a peak day and maximum annual net withdrawals of approximately 4.0 Bcf of natural gas based on the inventory level that Spire Missouri plans to maintain.

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

Spire Gulf obtains adequate storage capacity through Gulf South Pipeline Company, LP, and Enstor Gas, LLC’s Bay Gas Storage.

Union Agreements

The Company believes labor relations with its employees are good. Should that condition change, the Company could experience labor disputes, work stoppages or other disruptions that could negatively impact the Company’s system operations, customer service, results of operations and cash flows.

The following table presents the Company’s various labor agreements as of September 30, 2020:

Union	Local	Employees Covered	Contract Start Date	Contract End Date
Spire Missouri
United Steel, Paper and Forestry, Rubber Manufacturing, Allied-Industrial and Service Workers International Union (USW)	884	67	August 1, 2018	July 31, 2021
USW	11-6	928	August 1, 2018	July 31, 2021
USW	11-194	82	August 1, 2018	July 31, 2021
USW	12561	140	October 9, 2019	July 31, 2022
USW	14228	44	October 9, 2019	July 31, 2022
USW	11-267	29	October 9, 2019	July 31, 2022
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Kansas City	210	September 21, 2019	July 31, 2022
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Monett	57	September 21, 2019	July 31, 2022
Total Spire Missouri		1,557

Spire Alabama
USW	12030	234	May 1, 2020	April 30, 2023
United Association of Gas Fitters	548	125	May 1, 2019	April 30, 2022
Total Spire Alabama		359

Spire Gulf
USW	541	63	August 1, 2020	July 31, 2023

Total Spire		1,979

Operating Revenues and Customer Information

The following tables present information on Spire’s revenues and therms sold and transported (before intersegment eliminations), and annual average numbers of customers for the three years ended September 30, 2020, 2019 and 2018.

Gas Utility Operating Revenues
(% of Total)	2020	2019	2018
Residential	68%	68%	66%
Commercial & Industrial	22%	23%	24%
Transportation	6%	6%	6%
Other	4%	3%	4%
Total	100%	100%	100%

Gas Utility Therms Sold and Transported
(In millions)	2020	2019	2018
Residential	1,054.2	1,132.9	1,095.8
Commercial & Industrial	473.4	525.2	536.4
Transportation	1,670.5	1,673.2	1,615.1
Interruptible	14.8	16.2	14.5
Total System	3,212.9	3,347.5	3,261.8
Off-System	84.9	38.5	68.6
Total	3,297.8	3,386.0	3,330.4

Gas Utility Customers	2020	2019	2018
Residential	1,599,693	1,584,570	1,567,939
Commercial & Industrial	112,566	112,561	123,982
Transportation	847	842	835
Interruptible	67	69	70
Total	1,713,173	1,698,042	1,692,826

Total annual average number of customers for Spire Missouri and Spire Alabama for fiscal 2020 was 1,186,523 and 424,804, respectively.

Regulatory Matters

For details on regulatory matters, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

Other Pertinent Matters

Spire Missouri is the only distributor of natural gas within its franchised service areas, while Spire Alabama is the main distributor of natural gas in its service areas. Spire Missouri and Spire Alabama have franchises in nearly all the communities where they provide service with terms varying from five years to an indefinite duration. A franchise is essentially a municipal permit to install pipes and construct other facilities in the community. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Spire Missouri’s and Spire Alabama’s current public utility businesses in their respective states. In recent years, although certain franchise agreements have expired, the Utilities have continued to provide service in those communities without formal franchises.

The principal competition for the Utilities comes from the local electric companies. Other competitors in the service areas include suppliers of fuel oil, coal, and propane, as well as natural gas pipelines that can directly connect to large volume customers. Coal has been price competitive as a fuel source for very large boiler plant loads, but environmental requirements have shifted the economic advantage to natural gas. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage, thus limiting their competitiveness. Competition also comes from district steam systems in the downtown areas of both St. Louis and Kansas City and from municipally or publicly owned natural gas distributors located adjacent to the Alabama service territories.

Residential, commercial, and industrial customers represent approximately 92% and 83% of fiscal 2020 operating revenues for Spire Missouri and Spire Alabama, respectively. Given the current level of natural gas supply and market conditions, the Utilities believe that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In new multi-family and commercial rental markets, the Utilities’ competitive exposures are presently limited to space and water heating applications.

Spire Missouri and Spire Alabama offer gas transportation service to its large commercial and industrial customers. Transportation customers represent approximately 3% and 16% of fiscal 2020 operating revenues for Spire Missouri and Spire Alabama, respectively. The Spire Missouri tariff approved for that type of service produces a margin similar to that which Spire Missouri would have received under their regular sales rates. Similarly, Spire Alabama’s tariff is based on Spire Alabama’s sales profit margin so that operating margins are unaffected.

The Utilities are subject to various environmental laws and regulations that, to date, have not materially affected the Utilities’ or the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 16, Commitment and Contingencies, of the Notes to Financial Statements in Item 8.

GAS MARKETING

Spire Marketing is engaged in the marketing of natural gas and providing energy services to both on-system utility transportation customers and customers outside of the Utilities’ service areas. The majority of Spire Marketing’s business is derived from the procurement and physical delivery of natural gas to a diverse customer base, primarily in the central and southern U.S. Through its retail operations, Spire Marketing offers natural gas marketing services to large commercial and industrial customers, while its wholesale business consists of producers, pipelines, power generators, municipalities, storage operators, and utility companies. Wholesale activities currently represent a majority of the total Gas Marketing business.

In the course of its business, Spire Marketing enters into agreements to purchase natural gas at a future date in order to lock up supply to cover future sales commitments to its customers. To secure access to the markets it serves, Spire Marketing contracts for transportation capacity on various pipelines from pipeline companies directly and from other parties through the secondary capacity market. Throughout fiscal 2020, Spire Marketing held approximately 1.1 Bcf per day of firm transportation capacity. In addition, to ensure reliability of service and to provide operational flexibility, Spire Marketing enters into firm storage contracts and interruptible park and loan transactions with various companies, where it is able to buy and retain gas to be delivered at a future date, at which time it sells the natural gas to third parties. As of September 30, 2020, Spire Marketing has contracted for approximately 26 Bcf of such storage and park and loan capacity for the 2020-2021 winter season.

The Gas Marketing strategy is to leverage its market expertise and risk management skills to manage and optimize the value of its portfolio of commodity, transportation, park and loan, and storage contracts while controlling costs and acting on new marketplace opportunities. Overall, Gas Marketing saw volume growth in fiscal 2020 primarily as a result of increased business with producers and integrated utilities, retail and wholesale customer growth, and increased optimization opportunities resulting from its overall portfolio of assets. For fiscal 2020, Spire Marketing volumes averaged 2.13 Bcf/day, an improvement from 1.9 Bcf/day in fiscal 2019.

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

Spire STL Pipeline is a wholly owned subsidiary of Spire which owns and operates a 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. The pipeline is under the jurisdiction of the Federal Energy Regulatory Commission (FERC) and is capable of delivering up to 4 million therms per day of natural gas into eastern Missouri. Spire Missouri is the foundation shipper with a contractual commitment of 3.5 million therms per day. The pipeline was primarily constructed during fiscal 2019 and was placed into service in November 2019.

Spire Storage is engaged in the storage of natural gas in the western region of the United States. The facility consists of two storage fields operating under one FERC market-based rate tariff. On July 1, 2020, the Board of Directors of Spire, based upon the recommendation of senior management, revised the development plan for Spire Storage. As a result of the revised development plan, an asset impairment charge was recorded in the third quarter of fiscal 2020. The revision to the development plan for Spire Storage was driven by the realization that a longer time horizon will be required for optimization and positioning of the storage facility to serve energy markets in the western United States that continue to evolve. Spire remains committed to serving its customers through the ongoing development and operation of the facility. Such development is expected to include approximately $16 million in capital investment over the next year or so to enhance the capabilities of the facility. Consistent with the revised development plans, a FERC application to expand the working capacity of the facility, pursuant to Section 7(c) of the Natural Gas Act, was filed on October 9, 2020. The application process and receipt of an authorizing certificate does not commit Spire to incremental capital investment in Spire Storage.

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

RISKS AND UNCERTAINTIES THAT RELATE TO THE BUSINESS AND FINANCIAL RESULTS OF SPIRE AND ITS SUBSIDIARIES

We face risks related to widespread public health concerns, such as the recent coronavirus outbreak.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, will likely negatively affect our operations, liquidity, financial condition, cash flows and results of operations. The outbreak of the novel coronavirus (COVID-19) has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of customer operations, as well as disrupted financial markets and supply chains. The Company has implemented what we believe to be appropriate procedures and protocols to ensure the safety of our customers, suppliers and employees. These actions include activating incident management procedures, working-from-home for our office-based employees, limiting direct contact with our customers, and, from March through June, suspending disconnections and late payment charges for our utility customers. During fiscal 2020, we experienced impacts on our results of operations as a result of COVID-19 including, but not limited to:

•	reduced collection of late payment charges, lower revenue on commercial and industrial volumes;
•	increased bad debt expenses;
•	increases in certain operational expenses such as enhanced cleaning and personal protection equipment;
•	decreases in expense for travel and medical claims; and
•	higher residential customer charges due to the moratorium on disconnections.

We are continuing to assess the developments involving our workforce, customers and suppliers, as well as the ongoing response of federal and state authorities, our regulators and other business and community leaders. An extended slowdown of the United States' economy or demand for commodities and/or material changes in government policy in response to COVID-19 could result in lower demand for natural gas, particularly among our commercial and industrial customers, as well as negatively impact the ability of our customers, contractors, suppliers and other business partners to remain in business or return to reasonable business activity in the near future. While the crisis has not had a material effect on the Company to date, the impacts continue to unfold and the full extent of future developments are not known at this time and may have a material impact on our results of operations, financial condition, liquidity and prospects. We have identified the following potential categories of risks for Spire, Spire Missouri and Spire Alabama outside of those already experienced through September 2020:

•	The health, safety and productivity of our workforce, including in a physically dispersed environment;
•	Decreases in non-essential operational functions and/or capital investment;
•	Supply chain impacts due to decreased production and imports of materials and supplies;
•

The impact on operating results due to increased costs, lower demand in Spire’s service territories and/or lower fees associated with suspending service disconnections and other billing practices or other moratoriums;

•	The impact of new regulatory actions that could increase costs or provide for future regulatory recovery of those costs;
•	Spire’s continued ability to access normal functioning capital markets in prolonged economic downturn;

•

Adverse investment performance for postretirement benefit plan assets or the failure to maintain sustained growth in these investments over time could lead to an increase in our plan costs and funding requirements related to the plans; and

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

To the extent the COVID-19 health crisis adversely affects our business, it may also have the effect of heightening many of the other risks described in this item.

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

Pipeline integrity programs and repairs may impose significant costs and liabilities on the Company.

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

The Company does not own all the land on which its storage facilities were constructed, and it is, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use, if and when applicable property rights expire or are renewed. Changes in the terms of such land use could have an adverse impact on the financial condition, results of operations and cash flows for the Company’s storage business.

Spire Storage is subject to competition from similar services provided by pipelines and from competing independent storage providers capable of serving its customers. Natural gas storage is a competitive business, with competitors having the ability to expand storage capacity. Increased competition in the natural gas storage business could reduce the demand and drive rates down for the Company’s natural gas storage services.

Storage businesses are affected by various gas market fundamentals which impact the level of demand for storage services and the rates that can be charged for these services. These market fundamentals include: seasonal price spread; monthly, daily and hourly price volatility; locational basis for pricing points on pipelines connected to a storage facility; seasonal, daily and hourly weather; and operational impacts in supply and market areas served by a storage facility and its connected pipelines. These fundamentals have varying and potentially material adverse impacts on the various services offered by storage facilities and the rates that can be charged for these services in the market. These services include long-term firm storage, short-term park and loan, wheeling, and optimization. Rates below the variable costs to operate a storage facility could result in a decision to not operate all the capacity in the facility or to operate the facility at a loss if required to fulfill firm customer contract obligations. A sustained decline in these rates or a shut-in of all or a portion of one or more facilities’ capacity could have an adverse impact on the Company’s financial condition, results of operations and cash flows.

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

Climate change, and regulatory, public policy, or legislative changes to address the potential for climate change, could adversely affect operations and financial results of the Company. Management believes it is likely that any such resulting impacts would occur over a long period of time and thus would be difficult to quantify with any degree of specificity. To the extent climate change results in warmer temperatures, financial results could be adversely affected through lower gas volumes and revenues and lack of marketing opportunities. Another possible impact of climate change may be more frequent and more severe weather events, such as hurricanes and tornadoes, which could increase costs to repair damaged facilities and restore service to customers, or result in lost revenues if the Company were unable to deliver natural gas to customers. To the extent such impacts are not covered by insurance or recovered in rates, this could have a material adverse effect on the Company’s financial condition, operating results and cash flows.

In addition, there have been a number of federal, state and local legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions, such as methane and carbon dioxide. The adoption in the future of this type of legislation by Congress or similar legislation by states or localities, or the adoption of related regulations by federal, state or local governments mandating a substantial reduction in greenhouse gas emissions, restricting the use of fossil fuels, such as natural gas, or restricting the construction of infrastructure necessary to deliver natural gas to customers could have far-reaching and significant impacts on the energy industry. Such new legislation or regulations could result in increased compliance costs or additional operating restrictions, affect the demand for natural gas or impact the prices charged to customers. At this time, we cannot predict the potential impact of such laws or regulations that may be adopted on the Company’s and the Utilities’ future business, financial condition or financial results.

Changes to income tax policy, certain tax elections, tax regulations and future taxable income could adversely impact the Company’s financial condition and results of operations.

The Company has significantly reduced its current federal and state income tax obligations over the past few years through tax planning strategies and the use of bonus depreciation deductions for certain expenditures for property. As a result, the Company has generated large annual taxable losses that have resulted in significant federal and state net operating losses in years prior to the Tax Cuts and Jobs Act. The Company plans to utilize these net operating losses in the future to reduce income tax obligations. The value of these net operating losses could be reduced if the Company cannot generate enough taxable income in the future to utilize all of the net operating losses before they expire due to lower than expected financial performance or regulatory actions.

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

The Company and its subsidiaries have pension and other postretirement benefit plans that provide benefits to many of their employees and retirees. Costs of providing benefits and related funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. The funded status of the plans and the related costs reflected in the Company’s financial statements are affected by various factors, which are subject to an inherent degree of uncertainty, including economic conditions, financial market performance, interest rates, life expectancies and demographics. Recessions and volatility in the domestic and international financial markets have negatively affected the asset values of Spire’s pension plans at various times in the past. Poor investment returns or lower interest rates may necessitate accelerated funding of the plans to meet minimum federal government requirements, which could have an adverse impact on the Company’s and its subsidiaries’ financial condition and results of operations. For more information, including regulatory provisions affecting the Utilities’ plans, see Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements in Item 8.

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the state public service commissions will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. A material disallowance of deferred costs could adversely affect the Utilities’ results of operations.

The MoPSC also approves Spire Missouri’s Infrastructure System Replacement Surcharge (ISRS). The ISRS allows Spire Missouri expedited recovery for its investment to upgrade its infrastructure and enhance its safety and reliability without the necessity of a formal rate case. Such investments are subject to review, and there is risk that any material disallowance of costs under ISRS could adversely affect the timing of revenues.

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

The Utilities could incur additional costs if required to adjust to new laws or regulations, revisions to existing laws or regulations or changes in interpretations of existing laws or regulations. In addition, as the regulatory environment for the natural gas industry increases in complexity, the risk of inadvertent noncompliance could also increase. If the Utilities fail to comply with applicable laws and regulations, whether existing or new, they could be subject to fines, penalties or other enforcement action by the authorities that regulate the Utilities’ operations.

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

The tariff rate schedules of Spire Missouri, Spire Gulf and Spire Mississippi contain Purchased Gas Adjustment (PGA) clauses and Spire Alabama’s tariff rate schedule contains a Gas Supply Adjustment (GSA) rider that permit the Utilities to file for rate adjustments to recover the cost of purchased gas. Changes in the cost of purchased gas are flowed through to customers and may affect uncollectible amounts and cash flows and can therefore impact the amount of capital resources.

Currently, Spire Missouri is allowed to adjust the gas cost component of rates up to four times each year while Spire Alabama and Spire Gulf (collectively, the “Alabama Utilities”) and Spire Mississippi may adjust the gas cost component of their rates on a monthly basis. Spire Missouri must make a mandatory gas cost adjustment at the beginning of the winter, in November, and during the next twelve months may make up to three additional discretionary gas cost adjustments, so long as each of these adjustments is separated by at least two months.

The MoPSC typically approves the Spire Missouri PGA changes on an interim basis, subject to refund and the outcome of a subsequent audit and prudence review. Due to such review process, there is a risk of a disallowance of full recovery of these costs. Any material disallowance of purchased gas costs would adversely affect results of operations. The Alabama Utilities’ gas supply charges are submitted for APSC review on a monthly basis, regardless of whether there is a request for a change, so prudence review occurs on an ongoing basis. Spire Mississippi’s PGA is adjusted on a monthly basis for the most recent charges and is filed at the MSPSC on a monthly basis.

Increases in the prices the Utilities charge for gas may also adversely affect revenues because they could lead customers to reduce usage and cause some customers to have trouble paying the resulting higher bills. These higher prices may increase bad debt expenses and ultimately reduce earnings. Rapid increases in the price of purchased gas may result in an increase in short-term debt.

To lower financial exposure to commodity price fluctuations, Spire Missouri enters into contracts to hedge the forward commodity price of its natural gas supplies. As part of this strategy, Spire Missouri may use fixed-price forward physical purchase contracts, swaps, futures, and option contracts. However, Spire Missouri does not hedge the entire exposure of energy assets or positions to market price volatility, and the coverage will vary over time. Any costs, gains, or losses experienced through hedging procedures, including carrying costs, generally flow through the PGA clause, thereby limiting Spire Missouri’s exposure to earnings volatility. However, variations in the timing of collections of such gas costs under the PGA clause and the effect of cash payments for margin deposits associated with Spire Missouri’s use of natural gas derivative instruments may cause short-term cash requirements to vary. These procedures remain subject to prudence review by the MoPSC.

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

The Utilities face the risk that larger commercial or industrial customers may bypass gas distribution services by gaining distribution directly from interstate pipelines or, in the case of Spire Alabama and Spire Gulf, also from municipally or publicly owned gas distributors located adjacent to its service territory. The Utilities cannot provide any assurance that increased competition will not have a material adverse effect on their business, financial condition or results of operations.

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

The Utilities’ earnings are primarily generated by the sale of heating energy. Spire Missouri and Spire Mississippi each have a Weather Normalization Adjustment rider, Spire Alabama has a Temperature Adjustment Rider, and Spire Gulf has a Weather Impact Normalization Factor. These mechanisms, approved by the respective state regulatory body, provide better assurance of the recovery of fixed costs and margins during winter months despite variations in sales volumes due to the impacts of weather, while the annual rate designs of Alabama and Mississippi help adjust for other factors that affect customer usage. However, significantly warmer-than-normal weather conditions in the Utilities’ service areas and other factors, such as climate change, alternative energy sources and increased efficiency of gas furnaces and other appliances, may result in reduced profitability and decreased cash flows attributable to lower gas sales. Furthermore, continuation of these adjustment factors is subject to regulatory discretion.

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

Regional supply/demand fluctuations and changes in national infrastructure, as well as regulatory discretion, may adversely affect the Utilities’ ability to profit from off-system sales and capacity release.

Spire Missouri’s and Spire Alabama’s income from off-system sales and capacity release is subject to fluctuations in market conditions and changing supply and demand conditions in areas the Utilities hold pipeline capacity rights. Specific factors impacting the Utilities’ income from off-system sales and capacity release include the availability of attractively priced natural gas supply, availability of pipeline capacity, and market demand. Income from off-system sales and capacity release is shared with customers. Spire Missouri and Spire Alabama are allowed to retain 25% of the net margins achieved as a result of such off-system sales and capacity releases. The Utilities’ ability to retain such income in the future is subject to regulatory discretion.

RISKS THAT RELATE TO THE GAS MARKETING SEGMENT

Increased competition, fluctuations in natural gas commodity prices, expiration of supply and transportation arrangements, and infrastructure projects may adversely impact the future profitability of Gas Marketing.

Competition in the marketplace and fluctuations in natural gas commodity prices have a direct impact on the Gas Marketing business. Changing market conditions and prices, the narrowing of regional and seasonal price differentials and limited future price volatility may adversely impact its sales margins or affect its ability to procure gas supplies and/or to serve certain customers, which may reduce sales profitability and/or increase certain credit requirements caused by reductions in netting capability. Also, Gas Marketing profitability may be impacted by the effects of the expiration, in the normal course of business, of certain of its natural gas supply contracts if those contracts cannot be replaced and/or renewed with arrangements with similar terms and pricing. Although the FERC regulates the interstate transportation of natural gas and establishes the general terms and conditions under which Spire Marketing may use interstate gas pipeline capacity to purchase and transport natural gas, Spire Marketing must occasionally renegotiate its transportation agreements with a concentrated group of pipeline companies. Renegotiated terms of new agreements, or increases in FERC-authorized rates of existing agreements, may impact Gas Marketing’s future profitability. Profitability may also be adversely impacted if pipeline capacity or future storage capacity secured is not fully utilized.

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

As a natural gas market participant, Spire Marketing is subject to applicable FERC- and Commodity Futures Trading Commission- (CFTC) administered statutes, rules, regulations and orders, including those directed generally to prevent manipulation of or fraud involving natural gas physical transactions and financial instruments, such as futures, options and swaps. Spire Marketing could be subject to substantial penalties and fines by FERC or CFTC, or both, for failure to comply with such rules.

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

Gas Marketing uses bilateral contracts and derivative instruments such as futures contracts, options and swaps to hedge or mitigate ongoing commercial risks. Most standardized swaps, under the Dodd-Frank Act, are required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility, subject to certain exceptions. In addition, the CFTC’s rules require companies, including Spire Marketing, to maintain regulatory records of swap transactions, and to report swaps to centralized swap data repositories, among other compliance obligations. Although Spire Marketing may qualify for exceptions to certain of these CFTC rules, its derivatives counterparties are subject to capital, margin, documentation and business conduct requirements imposed as a result of the Dodd-Frank Act. These obligations may increase transaction costs and may make it more difficult for Spire Marketing to enter into hedging transactions on favorable terms or affect the number and/or creditworthiness of available swap counterparties. Spire Marketing’s inability to enter into derivatives instruments or other commercial risk hedging transactions on favorable terms, or at all, could increase operating expenses and expose it to unhedged commercial risks, including potential adverse changes in commodity prices.

The CFTC has also recently finalized its position limits rules that modify and expand the applicability of position limits on the amounts of certain speculative futures contracts, as well as economically equivalent options, futures and swaps for or linked to certain physical commodities that market participants may hold. While Spire Marketing anticipates qualifying for a bona fide hedging exemption to certain requirements of the final rule, the CFTC’s final rule and earlier adopted aggregation rules may cause Spire Marketing’s hedging strategies described above to be limited if Spire Marketing is unable to qualify for an exemption.

GENERAL RISK FACTORS

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

The Company and its subsidiaries are subject to cybersecurity risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by the Company, its subsidiaries, or its third-party vendors in the normal course of business, as well as breaches in the technology that manages natural gas distribution operations and other business processes. A loss of confidential or proprietary data or security breaches of technology for operations or business processes could adversely affect the Company’s and its subsidiaries’ reputation, diminish customer confidence, disrupt operations, and subject the Company and its subsidiaries to possible financial liability, any of which could have a material effect on the Company’s and its subsidiaries’ financial condition and results of operations.

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

The failure to complete an acquisition successfully or to integrate acquisitions or investments it may undertake could have an adverse effect on the Spire’s financial condition and results of operations and the market’s perception of the Company’s execution of its strategy. To the extent Spire engages in any of the above activities together with or through one or more of its subsidiaries, including the Utilities, such subsidiaries may face the same risks.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Spire

Refer to the information below about the principal properties of Spire Missouri and Spire Alabama. The Spire EnergySouth utilities own approximately 5,500 miles of pipelines. Other properties of Spire and its subsidiaries do not constitute a significant portion of its properties. The current leases for office space in downtown St. Louis commenced in early 2015, with terms ranging from 10 to 20 years, with multiple renewal options. For further information on leases see Note 17, Leases, of the Notes to Financial Statements in Item 8.

Spire Missouri

The principal properties of Spire Missouri consist of its gas distribution system, which includes more than 31,100 miles of main and related service lines, odorization and regulation facilities, and customer meters. The mains and service lines are located in municipal streets or alleys, public streets or highways, or on lands of others for which Spire Missouri has obtained the necessary legal rights to place and operate its facilities on such property. Spire Missouri has an underground natural gas storage facility, several operating centers, and other related properties. Substantially all of Spire Missouri’s utility plant is subject to the liens of its mortgage. All the properties of Spire Missouri are held in fee, by easement, or under lease agreements.

Spire Alabama

The properties of Spire Alabama consist primarily of its gas distribution system, which includes approximately 24,300 miles of main and related service lines, odorization and regulation facilities, and customer meters. The mains and service lines are located in municipal streets or alleys, public streets or highways, or on lands of others for which Spire Alabama has obtained the necessary legal rights to place and operate its facilities on such property. Spire Alabama also has four LNG facilities, several operating centers, and other related properties. All of the properties of Spire Alabama are held in fee, by easement, or under lease agreements.

Item 3. Legal Proceedings

For a description of pending regulatory matters of Spire, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8. For a description of environmental and other legal matters, see Contingencies in Note 16 of the Notes to Financial Statements in Item 8.

Item 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS – Listed below are executive officers as defined by the SEC for Spire. Their ages, at September 30, 2020, and positions are listed below along with their business experience during the past five years.

Name	Age	Position with Company (1)	Appointed (2)

S. Sitherwood	60	President and Chief Executive Officer	February 2012
		Chairman of the Board, Spire Missouri	January 2015
		Chairman of the Board, Spire Alabama	September 2014

S. L. Lindsey	54	Executive Vice President, Chief Operating Officer	January 2020
		Executive Vice President, Chief Executive Officer of Gas Utilities and Distribution Operations	October 2012
		Chief Executive Officer, Spire Missouri	December 2018
		President and Chief Executive Officer, Spire Missouri	January 2015
		Chief Executive Officer, Spire Alabama	September 2014

S. P. Rasche	60	Executive Vice President and Chief Financial Officer	November 2013
		Chief Financial Officer, Spire Missouri (until January 2020)	May 2012
		Chief Financial Officer, Spire Alabama (until January 2020)	September 2014

M. C. Darrell	62	Senior Vice President, Chief Legal and Compliance Officer	May 2012

M. C. Geiselhart	61	Senior Vice President, Chief Strategy and Corporate Development Officer	January 2015

S. B. Carter (3)	48	Senior Vice President, Chief Operating Officer of Distribution Operations	January 2019
		Senior Vice President, Commercial Operations	January 2017
		President, Spire Missouri	December 2018

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Spire

Spire’s common stock trades on The New York Stock Exchange (NYSE) under the symbol “SR”. The number of holders of record as of November 13, 2020 was 2,888.

Dividends are payable on the Company’s common stock at the discretion of its Board of Directors (the “Board”). Spire, and Spire Missouri prior to the holding company’s formation in 2000, has paid common stock dividends continuously since 1946, with 2020 marking the 17th consecutive year of increasing dividends on an annualized basis. Although the Board expects to continue paying dividends on the common stock for the foreseeable future, the declaration of dividends is not guaranteed. The amount of dividends on the common stock, if any, will depend upon the Company’s financial condition, results of operations, capital requirements, and other factors.

Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

September 30	2015	2016	2017	2018	2019	2020
Spire Inc.	$100.00	$120.55	$145.53	$147.91	$180.60	$114.13
S&P 500 Utilities Index	100.00	117.37	131.49	135.34	172.02	163.47
S&P 500 Index	100.00	115.43	136.91	161.43	168.30	193.80

*	Cumulative total return is based on a $100 investment on September 30, 2015, assuming reinvestment of dividends.

The S&P 500 Utilities Index is comprised of 28 utilities heavily weighted to large capitalization (median market cap of $22.5 billion) electric utilities. Stocks of small and mid cap utilities and gas utility companies in general (like Spire) were recently trading lower relative to the large cap electric sector.

For disclosures related to securities authorized for issuance under equity compensation plans, see Note 3, Stock-Based Compensation, of the Notes to Financial Statements in Item 8.

During the three months ended September 30, 2020, the only repurchases of the Company’s common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	493	$62.80	—	—
August 1, 2020 - August 31, 2020	40	60.65	—	—
September 1, 2020 - September 30, 2020	532	53.20	—	—
Total	1,065	$57.92	—	—

Spire Missouri

Spire Missouri common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.

Spire Missouri’s mortgage contains restrictions on its ability to pay cash dividends on its common stock, as described in further detail in Note 5, Shareholders’ Equity, of the Notes to Financial Statements in Item 8. As of September 30, 2020 and 2019, the amount under the mortgage’s formula that was available to pay dividends was $1,269.4 million and $1,182.4 million, respectively.

Spire Alabama

Spire Alabama common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.

Item 6. Selected Financial Data

Spire	Fiscal Years Ended September 30
(In millions, except per share amounts)	2020	2019	2018	2017	2016(1)
Balance Sheet data at year end (2)
Total Assets	$8,241.2	$7,619.2	$6,843.6	$6,546.7	$6,064.4
Preferred Stock	242.0	242.0	—	—	—
Long-Term Debt (less current portion)	2,423.7	2,082.6	1,900.1	1,995.0	1,820.7
Income data (3)
Total Operating Revenues	$1,855.4	$1,952.4	$1,965.0	$1,740.7	$1,537.3
Net Income [GAAP]	$88.6	$184.6	$214.2	$161.6	$144.2
Impairments	148.6	—	—	—	—
Missouri regulatory adjustments	—	12.2	30.6	—	—
Fair value and timing adjustments	2.5	1.2	(4.3)	5.7	(1.5)
Acquisition, divestiture and restructuring activities	—	0.4	13.6	4.0	9.2
Income tax effect of adjustments	(31.9)	(3.3)	(10.3)	(3.7)	(2.8)
Effect of the Tax Cuts and Jobs Act	—	—	(60.1)	—	—
Net Economic Earnings [Non-GAAP]	$207.8	$195.1	$183.7	$167.6	$149.1
Net Income Available to Common Shareholders	$73.7	$178.9	$213.7	$161.2	$143.7
Diluted Earnings per Share of Common Stock:
Net Income [GAAP]	$1.44	$3.52	$4.33	$3.43	$3.24
Impairments	2.89	—	—	—	—
Missouri regulatory adjustments	—	0.23	0.62	—	—
Fair value and timing adjustments	0.05	0.03	(0.09)	0.12	(0.03)
Acquisition, divestiture and restructuring activities	—	0.01	0.28	0.09	0.21
Income tax effect of adjustments	(0.62)	(0.06)	(0.21)	(0.08)	(0.06)
Effect of the Tax Cuts and Jobs Act	—	—	(1.21)	—	—
Weighted average shares adjustment	—	—	—	—	0.06
Net Economic Earnings [Non-GAAP]	$3.76	$3.73	$3.72	$3.56	$3.42

Other data
Common Shares Outstanding at Year End	51.6	51.0	50.7	48.3	45.6
Common Stock Dividends Declared Per Share	$2.49	$2.37	$2.25	$2.10	$1.96
Preferred Stock Dividends Declared Per Depositary Share	$1.84375	$0.344	$—	$—	$—
Capital Expenditures	$638.4	$823.3	$499.4	$438.1	$293.3

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

(2)

Balance Sheet data for the fiscal year 2016 has been restated to retrospectively reflect the impact of implementing Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, during fiscal 2017.

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

Gas Utility - Spire Alabama

Spire Alabama is the largest natural gas distribution utility in the state of Alabama and is regulated by the APSC. Spire Alabama’s service territory is located in central and northern Alabama. Among the cities served by Spire Alabama are Birmingham, the center of the largest metropolitan area in the state, and Montgomery, the state capital. Spire Alabama purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial, and industrial customers and other end-users of natural gas. Spire Alabama also transports gas through its distribution system for certain large commercial and industrial customers for a transportation fee. Effective December 1, 2020, for most of these transportation service customers, Spire Alabama will also purchase gas on the wholesale market for sale to the customer upon delivery to the Spire Alabama distribution system. All Spire Alabama services are provided to customers at rates and in accordance with tariffs authorized by the APSC.

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

Gas Utility

The Utilities seek to provide reliable natural gas services at a reasonable cost, while maintaining and building secure and dependable infrastructures. The Utilities’ strategies focus on improving both performance and the ability to recover their authorized distribution costs and rates of return. The Utilities’ distribution costs are the essential, primarily fixed, expenditures they must incur to operate and maintain more than 60,900 miles of mains and services comprising their natural gas distribution systems and related storage facilities.

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

Spire Missouri and Spire Alabama also have off-system sales and capacity release income streams that are regulated by tariff but remain subject to fluctuations in market conditions. Some of the factors impacting the level of off-system sales include the availability and cost of Spire’s natural gas supply, the weather in its service areas and the weather in other markets. When Spire’s service areas experience warmer-than-normal weather while other markets experience colder weather or supply constraints, some of Spire’s natural gas supply is available for sale to third parties not on Spire’s system.

The Utilities work actively to reduce the impact of wholesale natural gas price volatility on their costs by strategically structuring their natural gas supply portfolios to increase their gas supply availability and pricing alternatives. They may also use derivative instruments to hedge against significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Purchased Gas Adjustment (PGA) clause of Spire Missouri, Spire Gulf and Spire Mississippi and the Gas Supply Adjustment (GSA) rider of Spire Alabama allow the Utilities to flow through to customers, subject to prudence review by the public service commissions, the cost of purchased gas supplies, including costs, cost reductions and related carrying costs associated with the use of derivative instruments to mitigate volatility in the cost of natural gas. As of September 30, 2020, Spire Missouri had active derivative positions, but Spire Alabama has had no gas supply derivative instrument activity since 2010. The Utilities believe they will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.

The Utilities rely on short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy their seasonal cash requirements and fund their capital expenditures. The Utilities access the commercial paper market through a program administered by the holding company, which then loans borrowed funds to the Utilities. The Utilities directly access the long-term bond market. Access to debt markets is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes the Utilities currently have adequate access to credit and capital markets and will have sufficient capital resources to meet their foreseeable obligations. See the “Capital Resources” section for additional information.

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

In addition to its operating cash flows, Spire Marketing relies on Spire’s parental guaranties to secure its purchase and sales obligations of natural gas, and it also has access to Spire’s liquidity resources. A large portion of Spire Marketing’s receivables are from customers in the energy industry. It also enters into netting arrangements with many of its energy counterparties to reduce overall credit and collateral exposure. On a net dollar exposure basis, the majority of Spire Marketing’s customers are utilities or utility affiliates. Although Spire Marketing’s uncollectible amounts are closely monitored and have not been significant, increases in uncollectible amounts from customers are possible and could adversely affect Spire Marketing’s liquidity and results of operations.

Spire Marketing carefully monitors the creditworthiness of counterparties to its transactions. It performs in-house credit reviews of potential customers and may require credit assurances such as prepayments, letters of credit or parental guaranties when appropriate. Credit limits for customers are established and monitored.

As a result of infrastructure optimization activities and an abundance of natural gas supply, Spire Marketing cannot be certain that all of its wholesale purchase and sale transactions will settle physically. As such, certain transactions are designated as trading activities for financial reporting purposes, due to their settlement characteristics. Results of operations from trading activities are reported on a net basis in Spire Marketing operating revenues (or expenses, if negative), which may cause volatility in the Company’s operating revenues, but have no effect on operating income or net income.

In the course of its business, Spire Marketing enters into commitments associated with the purchase or sale of natural gas. In accordance with U.S. GAAP, some of its purchase and sale transactions are not recognized in earnings until the natural gas is physically delivered, while other energy-related transactions, including those designated as trading activities, are required to be accounted for as derivatives with the changes in their fair value (representing unrealized gains or losses) recorded in earnings in periods prior to settlement. Because related transactions of a purchase and sale strategy may be accounted for differently, there may be timing differences in the recognition of earnings under GAAP and economic earnings realized upon settlement. The Company reports both GAAP and net economic earnings (non-GAAP), as discussed in the section “Non-GAAP Measures”.

COVID-19

The outbreak of the novel coronavirus (COVID-19) has adversely impacted economic activity and conditions worldwide. We are continuing to assess the developments involving our workforce, customers and suppliers, as well as the response of federal and state authorities, our regulators and other business and community leaders. The Company has implemented what we believe to be appropriate procedures and protocols to ensure the safety of our customers, suppliers and employees. These actions include activating incident management procedures, work-from-home for our office-based employees, limiting direct contact with our customers, and, through June, suspending disconnections and late payment fees for our utility customers.

We have experienced impacts on our results of operations from COVID-19. Based upon our analysis, the effects through September 30, 2020, included:

•	lost late payment fees of $2.3 due to a Missouri moratorium from late March through mid-June;
•	minor net margin impact from lower commercial and industrial volumes offset by additional residential fixed charges;
•	bad debt expense increases of $4.8 due to the aging of our accounts receivable balances; and
•

net other direct cost reductions totaling less than $1.0 due to lower travel, meals and entertainment and training offset by increased costs for enhanced cleaning and personal protective equipment for our facilities and field personnel compared to normal and expected levels.

Spire Missouri received an Accounting Authority Order from the MoPSC to defer certain costs and has recorded a related regulatory asset of $3.8 as of September 30, 2020. Even with the cost increases and lost revenues, Spire Alabama exceeded the allowed return and recorded a Rate Stabilization and Equalization giveback in September 2020, so there was no bottom-line impact of these COVID-19 effects.

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

Net Economic Earnings and Net Economic Earnings Per Share

Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of impairments and other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. In fiscal 2018, these other items included the revaluation of deferred tax assets and liabilities due to the federal Tax Cuts and Jobs Act and the write-off of certain long-standing assets as a result of disallowances in Spire Missouri’s rate proceedings. In fiscal 2019, other items included a provision for refunds to customers of amounts previously collected under MoPSC approved orders as a result of the November 2019 ISRS rulings against Spire Missouri. In fiscal 2020, adjustments for ISRS revenues reflect the regulatory settlement reached in the third quarter, such that the related GAAP provision for customer credit for fiscal 2020 is reflected in net economic earnings. In addition, net economic earnings per share excludes the impact, in the fiscal year of issuance, of shares issued to finance acquisitions that have yet to be included in net economic earnings.

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

These adjustments eliminate the impact of timing differences and the impact of current changes in the fair value of financial and physical transactions prior to their completion and settlement. Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transactions occur. Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. While management uses these non-GAAP measures to evaluate all of its businesses, the net effect of these fair value and timing adjustments on the Utilities’ earnings is minimal because gains or losses on their natural gas derivative instruments are deferred pursuant to state regulation.

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

EARNINGS

This section contains discussion and analysis of the results for the year ended September 30, 2020 compared to the results for the year ended September 30, 2019 and discussion and analysis of the results for the year ended September 30, 2019 compared to the results for the year ended September 30, 2018.

Spire

Net Income (Loss) and Net Economic Earnings (Loss)

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Consol- idated	Per Diluted Share**
Year Ended September 30, 2020
Net Income (Loss) [GAAP]	$213.6	$7.0	$(132.0)	$88.6	$1.44
Adjustments, pre-tax:
Impairments	—	—	148.6	148.6	2.89
Fair value and timing adjustments	(0.3)	2.8	—	2.5	0.05
Income tax effect of adjustments*	0.1	(0.7)	(31.3)	(31.9)	(0.62)
Net Economic Earnings (Loss) [Non-GAAP]	$213.4	$9.1	$(14.7)	$207.8	$3.76

Year Ended September 30, 2019
Net Income (Loss) [GAAP]	$190.5	$18.5	$(24.4)	$184.6	$3.52
Adjustments, pre-tax:
Provision for ISRS rulings	12.2	—	—	12.2	0.23
Fair value and timing adjustments	—	1.2	—	1.2	0.03
Acquisition, divestiture and restructuring activities	—	—	0.4	0.4	0.01
Income tax effect of adjustments*	(2.9)	(0.3)	(0.1)	(3.3)	(0.06)
Net Economic Earnings (Loss) [Non-GAAP]	$199.8	$19.4	$(24.1)	$195.1	$3.73

Year Ended September 30, 2018
Net Income [GAAP]	$144.4	$24.9	$44.9	$214.2	$4.33
Adjustments, pre-tax:
Missouri regulatory adjustments	30.6	—	—	30.6	$0.62
Fair value and timing adjustments	—	(4.3)	—	(4.3)	(0.09)
Acquisition, divestiture and restructuring activities	0.2	—	13.4	13.6	0.28
Income tax effect of adjustments*	(9.1)	1.2	(2.4)	(10.3)	(0.21)
Effect of the Tax Cuts and Jobs Act	17.0	1.1	(78.2)	(60.1)	(1.21)
Net Economic Earnings (Loss) [Non-GAAP]	$183.1	$22.9	$(22.3)	$183.7	$3.72

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

2020 vs. 2019

Consolidated

Spire’s net income was $88.6 in fiscal 2020, compared with $184.6 in fiscal 2019. Basic and diluted earnings per share were $1.44 for fiscal 2020 compared with basic and diluted earnings per share of $3.53 and $3.52, respectively, for fiscal 2019. The decrease in net income of $96.0 reflects a $148.6 pre-tax ($117.3 after-tax) reduction in the current year due to impairment charges recorded in the third quarter of this year. The impairment charges are further described under “Impairment of Long-lived Assets” in Note 1, Summary of Significant Accounting Policies. These impairment charges were only partly offset by the $12.2 pre-tax ($9.3 after-tax) reduction in the prior year results due to ISRS rulings against Spire Missouri.

Excluding these amounts, net income growth was $12.0, driven by higher operating results of the Gas Utility segment primarily attributable to Spire Missouri’s higher ISRS charges, and RSE adjustment impacts at Spire Alabama.

The Gas Marketing segment’s net income for fiscal 2020 was $7.0, an $11.5 reduction versus the comparable prior-year period, reflecting primarily the cost of storage positions as noted below.

Net economic earnings were $207.8 ($3.76 per diluted share) for the twelve months ended September 30, 2020, up from $195.1 ($3.73 per diluted share) for the same period last year. Earnings reflect a $13.6 increase for Gas Utility, and by a $9.4 lower net economic loss in Other, partly offset by a $10.3 net economic earnings decrease experienced by Gas Marketing. These fluctuations are described in more detail below. Earnings per share and net economic earnings per share reflect the impact of preferred and common stock issued over the last twelve months.

Gas Utility

Gas Utility net income increased by $23.1, while net economic earnings increased $13.6 in fiscal 2020 compared to fiscal 2019. Both measures benefited from a $20.2 increase in run rate ISRS revenues in the current year, combined with a $1.1 pre-tax increase in all other factors, including modest customer growth. These positive drivers of income growth were only partly offset by a $5.4 contribution margin reduction in the current year relating to lower volumes, and a COVID-19-related $2.3 reduction in late payment charges. Net income was also impacted by the $10.0 year-over-year favorable impact relating to the provision for and settlement of the ISRS Rulings that occurred in late fiscal 2019 and were resolved in fiscal 2020.

Gas Marketing

The Gas Marketing segment reported net income totaling $7.0 for the twelve months ended September 30, 2020, versus net income of $18.5 during the same period last year. Net economic earnings for the twelve months ended September 30, 2020, was $9.1, a decrease of $10.3 from the same period last year. Both net income and net economic earnings reflect the costs incurred in 2020 for incremental storage capacity (whose value will not be realized until 2021), as well as less favorable market conditions.

Other

The Company’s other non-utility activities generated a net loss of $132.0 for fiscal 2020, compared to a net loss of $24.4 for the same period last year. Fiscal 2020 reflects the $117.3 after-tax impairment charge previously mentioned. Net economic loss was $14.7 for fiscal 2020, a decrease of $9.4 compared to fiscal 2019. The improvement was driven by a smaller loss from Spire Storage and an increase in earnings from Spire STL Pipeline.

Operating Revenues and Operating Expenses

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2020
Operating Income (Loss)	$334.3	$9.3	$(137.2)	$—	$206.4
Operation and maintenance expenses	421.3	11.8	38.2	(12.7)	458.6
Depreciation and amortization	189.7	0.6	7.0	—	197.3
Taxes, other than income taxes	146.5	1.1	0.8	—	148.4
Impairment loss	—	—	148.6	—	148.6
Less: Gross receipts tax expense	(91.1)	(0.4)	—	—	(91.5)
Contribution Margin [Non-GAAP]	1,000.7	22.4	57.4	(12.7)	1,067.8
Natural gas costs	660.2	65.1	0.4	(29.6)	696.1
Gross receipts tax expense	91.1	0.4	—	—	91.5
Operating Revenues	$1,752.0	$87.9	$57.8	$(42.3)	$1,855.4

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2019
Operating Income (Loss)	$293.4	$23.2	$(14.3)	$—	$302.3
Operation and maintenance expenses	441.7	11.7	31.6	(10.9)	474.1
Depreciation and amortization	179.4	0.1	2.2	—	181.7
Taxes, other than income taxes	151.7	0.8	1.5	—	154.0
Less: Gross receipts tax expense	(99.1)	(0.2)	—	—	(99.3)
Contribution Margin [Non-GAAP]	967.1	35.6	21.0	(10.9)	1,012.8
Natural gas costs	794.6	47.9	0.5	(2.7)	840.3
Gross receipts tax expense	99.1	0.2	—	—	99.3
Operating Revenues	$1,860.8	$83.7	$21.5	$(13.6)	$1,952.4

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2018
Operating Income (Loss)	$276.6	$33.8	$(16.3)	$—	$294.1
Operation and maintenance expenses	449.7	7.4	30.3	(10.1)	477.3
Depreciation and amortization	167.0	—	1.4	—	168.4
Taxes, other than income taxes	152.5	0.2	0.8	—	153.5
Less: Gross receipts tax expense	(98.3)	(0.1)	—	—	(98.4)
Contribution Margin [Non-GAAP]	947.5	41.3	16.2	(10.1)	994.9
Natural gas costs	842.6	30.2	0.3	(1.4)	871.7
Gross receipts tax expense	98.3	0.1	—	—	98.4
Operating Revenues	$1,888.4	$71.6	$16.5	$(11.5)	$1,965.0

Consolidated

Spire’s operating revenues for the twelve months ended September 30, 2020 were $97.0 lower than the same period in the prior year. Operating revenues decreased by $108.8 at the Gas Utility segment and were $4.2 and $36.3 higher in the Gas Marketing segment and Other, respectively. Intercompany eliminations increased $28.7 year-over-year, principally related to STL Pipeline. The Gas Utility decrease was due principally to lower gas cost recoveries, weather/volumetric impacts (net of weather mitigation), lower gross-receipts tax, and lower off-system sales that were only partly offset by higher ISRS, and Spire Alabama RSE adjustment impacts. The Gas Marketing increase was primarily due to higher volumes that offset the impact of slightly lower pricing. The increase in intercompany eliminations was driven by the STL Pipeline transportation services to Spire Missouri.

Spire’s contribution margin increased $55.0 compared with the same twelve-month period last year. The growth in contribution margin was primarily attributable to the Gas Utility segment, up $33.6, with Spire Missouri up $23.4 and Spire Alabama up $6.5, with remaining growth from the utilities of Spire EnergySouth. Gas Marketing’s contribution margin was down $13.2, reflecting the costs of incremental storage and transportation capacity that will benefit the upcoming winter heating season. Depreciation and amortization expenses were higher in the Gas Utility segment, driven principally by continued infrastructure investment in both Spire Missouri and Spire Alabama. Gas Utility operation and maintenance (“O&M”) expenses were lower in the current year driven primarily by lower bad debt expense, operations and employee-related costs. These fluctuations are described in more detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for fiscal 2020 decreased $108.8 compared to fiscal 2019, and was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA gas cost recoveries	$(96.8)
Spire Missouri and Spire Alabama – Volumetric usage	(35.8)
Spire Missouri and Spire Alabama – Gross Receipt Taxes	(7.8)
Spire Missouri – Off-system sales and capacity release	(7.1)
Spire Missouri – Higher ISRS	20.2
Spire Missouri – Smaller ISRS Rulings Provision versus prior year	10.0
Spire Alabama – RSE: net adjustments	4.9
All other factors	3.6
Total Variation	$(108.8)

As shown in the table above, the decrease in revenues was driven primarily by a $96.8 reduction in gas cost recoveries, $35.8 attributable to volumetric usage, lower gross receipt taxes of $7.8, and a $7.1 impact due to lower Spire Missouri off-system sales. These impacts were only partly offset by an increase of $30.2 in ISRS ($20.2 of the increase relating to run rate, with the remaining $10.0 increase attributable to the favorable year-over-year impact of the ISRS Rulings provision and subsequent settlement), a $4.9 increase relating to Spire Alabama’s RSE adjustments, and $3.6 attributable to all other factors.

Contribution Margin – Gas Utility contribution margin was $1,000.7 for fiscal 2020, a $33.6 increase over the same period last year. The increase was attributable to the following factors:

Spire Missouri – Higher ISRS	$20.2
Spire Missouri – Smaller ISRS Rulings Provision versus prior year	10.0
Spire Alabama – RSE: net adjustments	3.8
Spire Missouri and Spire Alabama – Volumetric usage	(5.4)
Spire Missouri – Late Payments	(2.3)
All other factors	7.3
Total Variation	$33.6

The increase was primarily attributable to the $30.2 increase in Spire Missouri ISRS ($20.2 of the increase relating to run rate, with the remaining $10.0 increase attributable to the favorable year-over-year impact of the ISRS Rulings provision and subsequent settlement). Contribution margin also benefited from a $3.8 increase relating to Spire Alabama’s RSE net adjustments, and $7.3 attributable to multiple smaller factors, including modest customer growth. These positive impacts were only partly offset by a $5.4 volumetric/weather reduction (net of weather mitigation) and a $2.3 COVID-19-related reduction in late payment fee revenue in Spire Missouri.

Operating Expenses – O&M expenses in fiscal 2020 decreased by $20.4 million compared to the prior-year period. Current year expenses reflect a $9.1 million year-over-year reclassification of certain postretirement benefit costs to other income and expense (no impact on net income). Excluding this adjustment, O&M expenses decreased by $11.3 million due to lower bad debt expense, operations and employee-related costs. Depreciation and amortization expenses for the twelve months ended September 30, 2020 increased $10.3 from the same period last year, principally the result of continued infrastructure capital spending, with $6.5 of the increase attributable to Spire Missouri and $3.1 attributable to Spire Alabama.

Gas Marketing

Operating Revenues – Gas Marketing operating revenue for the year ended September 30, 2020 increased $4.2 from the prior year. The variance in revenues reflects higher total volumes, partly offset by the impact of marginally lower general pricing levels and slightly unfavorable derivative mark-to-market activity.

Contribution Margin – Gas Marketing contribution margin was $22.4 for fiscal 2020, a $13.2 decrease compared to the same period last year.  Excluding the net impact of fair value adjustments in both periods totaling $1.6, the net year-over-year decline was $11.6.  This reflects the costs associated with storage positions entered into in the second half of 2020 whose value will not be realized until the upcoming winter heating season in fiscal 2021, as well as less favorable market conditions.

Other

Other operating revenue increased $36.3 for the year ended September 30, 2020 compared to 2019, driven principally by STL Pipeline that was placed in service in November of 2019. Other operating expenses were $6.6 higher than the prior year reflecting STL Pipeline, combined with higher activity levels at Spire Storage.

Interest Charges

Consolidated interest charges during the year ended September 30, 2020 increased $1.1 versus the prior year. The increase was primarily driven by net long-term debt issuances in the current year and the prior year benefiting from Allowance for Funds Used in Construction (AFUDC) non-cash income at STL Pipeline. The current year also benefited from lower interest rates and stable levels of average short-term borrowings. Short-term rates averaged 1.7% in the current year versus 2.7% for the prior year and, for the years ended September 30, 2020 and 2019, average short-term borrowings were $576.2 and $574.5, respectively.

Income Taxes

Consolidated income tax expense during the year ended September 30, 2020 was $12.4, compared to $34.5 for fiscal 2019. This decrease of $22.1 is primarily the result of the $31.3 tax benefit relating to the impairment loss recorded in the third quarter of fiscal 2020. This benefit was only partly offset by the effects of higher pre-tax book income (excluding the restructuring charge) in the current year.

Spire Missouri

Summary Operating Results

	Year ended September 30,
	2020	2019
Operating Income	$205.6	$174.8
Operation and maintenance expenses	251.0	268.1
Depreciation and amortization	118.0	111.5
Taxes, other than income taxes	103.2	107.6
Less: Gross receipts tax expense	(63.5)	(71.1)
Contribution Margin [Non-GAAP]	614.3	590.9
Natural gas costs	515.8	629.8
Gross receipts tax expense	63.5	71.1
Operating Revenues	$1,193.6	$1,291.8
Net Income	$130.2	$115.0

Operating revenues during the year ended September 30, 2020 decreased $98.2 from the same period last year. The decrease in revenues was driven primarily by a $92.6 reduction in gas cost recoveries, $22.0 attributable to lower volumetric usage, lower gross receipt taxes of $7.4, and a $7.1 impact due to lower off-system sales. These impacts were only partly offset by an increase of $30.2 in ISRS ($20.2 of the increase relating to run rate, with the remaining $10.0 increase attributable to the favorable year-over-year impact of the ISRS Rulings provision and subsequent settlement), and $2.9 attributable to customer growth primarily due to a lower level of disconnections related to COVID-19.

Contribution margin for the year ended September 30, 2020 increased $23.4 from the prior year. The increase was primarily attributable to the $32.2 increase in Spire Missouri ISRS, as previously identified above. These positive impacts were only partly offset by a $7.4 volumetric/weather reduction (net of weather mitigation) and a $2.3 COVID-19-related reduction in late payment fee revenue in Spire Missouri.

O&M expenses for the year ended September 30, 2020 were $17.1 lower than the prior year. Removing the $8.6 net year-over-year impact due to the transfer of mix of service and non-service postretirement benefits costs to other income and expense, O&M decreased $8.5 due to lower operations and employee-related costs. Depreciation and amortization increased $6.5, reflecting continued infrastructure investments throughout Missouri. Income taxes were $4.0 higher for the year ended September 30, 2020 versus the prior year. This increase is primarily the result of higher pre-tax book income, partly offset by a favorable return to provision in the current year.

Temperatures experienced in Spire Missouri’s service area during fiscal 2020 were 9% warmer than the prior year and 2% warmer than normal. Total system therms sold and transported were 1,684.0 million for fiscal 2020 compared with 1,805.7 million for fiscal 2019, a decrease of 7%. Total off-system therms sold and transported outside of Spire Missouri’s service area decreased 21% to 30.6 million for fiscal 2020 compared with 38.5 million for fiscal 2019.

Spire Alabama

Summary Operating Results

	Year ended September 30,
	2020	2019
Operating Income	$102.9	$95.5
Operation and maintenance expenses	139.1	142.6
Depreciation and amortization	59.3	56.2
Taxes, other than income taxes	34.8	35.7
Less: Gross receipts tax expense	(23.3)	(23.7)
Contribution Margin [Non-GAAP]	312.8	306.3
Natural gas costs	118.9	135.5
Gross receipts tax expense	23.3	23.7
Operating Revenues	$455.0	$465.5
Net Income	$65.7	$60.3

Operating revenues for the year ended September 30, 2020 decreased $10.5 versus the comparable period ended September 30, 2019. Of the decrease, $13.8 was the result of weather and usage impacts, and $4.2 related to lower gas cost recoveries. Partly offsetting these negative impacts was a $4.9 increase relating to the impacts of RSE adjustments, and $2.5 relating to off-system sales that commenced in fiscal 2020.

Contribution margin increased $6.5 versus the prior year, primarily the result of RSE adjustments of approximately $3.8, a $2.0 increase due to weather/volumetric impacts (net of weather mitigation), and $0.8 relating to off-system sales.

O&M expenses for the year ended September 30, 2020 decreased $3.5 versus the year ended September 30, 2019. Removing the $0.8 net year-over-year impact due to the transfer of mix of service and non-service postretirement benefits costs to other income and expense, O&M was down $2.7 from the prior year. The O&M decrease was due to due to lower operations and employee-related costs, and a benefit associated with a bad debt charge in fiscal 2019 that did not repeat and was partially recovered. Depreciation and amortization was $3.1 higher versus the same period last year, the result of continued infrastructure investment throughout Spire Alabama’s service territory.

Interest expense decreased $1.1. The decrease was primarily driven by net long-term debt issuances with lower rates, and lower rates and levels of short-term borrowings. Income tax expense is $1.5 higher than the prior year, primarily the result of higher pre-tax book income.

Temperatures in Spire Alabama’s service area during the year ended September 30, 2020 were 13% warmer than last year, and approximately 17% warmer than historical norms. Spire Alabama’s total therms sold and transported were 1,034.8 million for the year ended September 30, 2020, compared with 1,083.1 million last year, a 4% decrease. In fiscal 2020 Spire Alabama commenced off-system sales and achieved total sales of 54.3 therms in the current year.

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

Net economic earnings were $195.1 ($3.73 per diluted share) for the twelve months ended September 30, 2019, up from $183.7 ($3.72 per diluted share) for the twelve months ended September 30, 2018. Earnings reflect a $16.7 increase for Gas Utility, partly offset by a $3.5 net economic earnings decrease experienced by Gas Marketing and by a $1.8 higher net economic loss in Other. These fluctuations are described in more detail below. Earnings per share and net economic earnings per share were further impacted by the issuance of 2.3 million common shares in May 2018, and the dividends earned from the $250.0 in preferred shares issued in May 2019. Dividends earned on cumulative preferred shares are deducted from net income in the calculation of earnings per share.

Gas Utility

Gas Utility net income increased by $46.1, while net economic earnings increased $16.7 in fiscal 2019 compared to fiscal 2018. Both measures benefited from the 2018 rate case redesign at Spire Missouri, and from weather patterns that were favorable compared to the prior year. Fiscal 2019 net income was negatively impacted by $9.3 in after-tax impacts relating to ISRS rulings against Spire Missouri. Fiscal 2018 net income was negatively impacted by the $23.6 after-tax expense related to Missouri rate case write-offs and by a $17.0 one-time tax expense related to the implementation of the TCJA.

Gas Marketing

The Gas Marketing segment reported net income totaling $18.5 for fiscal 2019, versus net income of $24.9 during fiscal 2018, with 2018 benefitting from favorable fair value mark-to-market valuations and unusually favorable market conditions. Net economic earnings for the twelve months ended September 30, 2019, was $19.4, a decrease of $3.5 from the twelve months ended September 30, 2018 as the benefits of geographic expansion were more than offset by a return of more normal market conditions and higher operating expenses.

Other

The Company’s other non-utility activities generated a net loss of $24.4 for fiscal 2019, compared to net income of $44.9 for fiscal 2018. Fiscal 2018 reflects a $78.2 tax benefit resulting from the implementation of the TCJA, partly offset by higher acquisition and restructuring activities. Net economic loss was $24.1 for fiscal 2019, an increase of $1.8 compared to fiscal 2018. The increased loss reflects higher corporate interest costs and a $15.4 loss from Spire Storage, partially offset by increased allowance for funds used during construction (AFUDC) income for Spire STL Pipeline.

Operating Revenues and Operating Expenses

Consolidated

Spire’s operating revenues for the twelve months ended September 30, 2019 were $12.6 lower than for the twelve months ending September 30, 2018. Operating revenues decreased by $27.6 at the Gas Utility segment and were $12.1 higher in the Gas Marketing segment. The Gas Utility decrease was due principally to lower gas cost recoveries, rate case TCJA customer givebacks, impacts at Spire Missouri relating to ISRS rulings, and weather/volumetric impacts (net of volume mitigation) that were only partly offset by Missouri rate design changes, higher ISRS, and favorable Spire Alabama Rate Stabilization and Equalization (RSE) renewal and giveback. The Gas Marketing increase was primarily due to higher volumes that offset the impact of slightly lower pricing.

Spire’s contribution margin increased $17.9 compared with the same twelve-month period last year. The growth in contribution margin was primarily attributable to the Gas Utility segment, up $19.6, with Spire Missouri up $11.0 and Spire Alabama up $7.0, with remaining growth from the utilities of Spire EnergySouth. Gas Marketing’s contribution margin was down $5.7, reflecting a decline in basis differentials that was only partly offset by higher volumes combined with geographic expansion. Depreciation and amortization expenses were higher in the Gas Utility segment, driven principally by continued infrastructure investment in both Spire Missouri and Spire Alabama. Gas Utility operation and maintenance (“O&M”) expenses were lower in the current year driven primarily by the Missouri rate case write-offs in the prior year. These fluctuations are described in more detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for fiscal 2019 decreased $27.6 compared to fiscal 2018, and was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA gas cost recoveries	$(30.2)
Spire Missouri and Spire Alabama – Rate case TCJA customer giveback	(24.3)
Spire Missouri and Spire Alabama – Volumetric usage	(12.4)
Spire Missouri – Provision for ISRS rulings	(12.2)
Spire Missouri – 2018 rate case resets	32.2
Spire Missouri – Higher ISRS	8.7
Spire Alabama – RSE: net renewal and giveback	4.6
Customer growth	2.7
All other factors	3.3
Total Variation	$(27.6)

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

Contribution Margin –– Gas Utility contribution margin was $967.1 for fiscal 2019, a $19.6 increase over the same period last year. The increase was attributable to the following factors:

Spire Missouri – 2018 rate case resets	$32.2
Spire Missouri – Higher ISRS	8.7
Spire Missouri and Spire Alabama – Volumetric usage	5.1
Spire Alabama – RSE: net renewal and giveback	4.6
Customer growth	2.7
Spire Missouri and Spire Alabama – Rate case TCJA customer giveback	(24.3)
Spire Missouri – Provision for ISRS rulings	(12.2)
All other factors	2.8
Total Variation	$19.6

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

Spire Missouri

Summary Operating Results

	Year ended September 30,
	2019	2018
Operating Income	$174.8	$158.5
Operation and maintenance expenses	268.1	279.1
Depreciation and amortization	111.5	102.8
Taxes, other than income taxes	107.6	108.4
Less: Gross receipts tax expense	(71.1)	(68.9)
Contribution Margin [Non-GAAP]	590.9	579.9
Natural gas costs	629.8	636.8
Gross receipts tax expense	71.1	68.9
Operating Revenues	$1,291.8	$1,285.6
Net Income	$115.0	$129.3

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

Temperatures experienced in Spire Missouri’s service area during fiscal 2019 were 5% colder than the prior year and 8% colder than normal. Total system therms sold and transported were 1,805.7 million for fiscal 2019 compared with 1,759.8 million for fiscal 2018, an increase of 3%. Total off-system therms sold and transported outside of Spire Missouri’s service area decreased 44% to 38.5 million for fiscal 2019 compared with 68.6 million for fiscal 2018. The decrease in off-system therms was the direct result of the increase in demand experienced for system therms.

Spire Alabama

Summary Operating Results

	Year ended September 30,
	2019	2018
Operating Income	$95.5	$96.6
Operation and maintenance expenses	142.6	138.8
Depreciation and amortization	56.2	53.2
Taxes, other than income taxes	35.7	36.1
Less: Gross receipts tax expense	(23.7)	(25.4)
Contribution Margin [Non-GAAP]	306.3	299.3
Natural gas costs	135.5	176.0
Gross receipts tax expense	23.7	25.4
Operating Revenues	$465.5	$500.7
Net Income	$60.3	$1.3

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

PGA Clause – Spire Missouri’s PGA clauses allows it to flow through to customers, subject to a prudence review by the MoPSC, the cost of purchased gas supplies, including the costs, cost reductions and related carrying costs associated with the use of natural gas derivative instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA clauses are recorded as regulatory assets and regulatory liabilities that are recovered or refunded in a subsequent period. The PGA clauses also permit the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments, and also provide for a portion of income from off-system sales and capacity release revenues to be flowed through to customers.

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

ISRS –The ISRS allows Spire Missouri expedited recovery for its investment to upgrade its infrastructure and enhance its safety and reliability without the necessity of a formal rate case. Spire Missouri records ISRS revenues as authorized by the MoPSC and estimates the probability and amount of any refunds based on commission precedent, current legal rulings, the opinion of legal counsel, and other considerations.

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

The tables below reflect the sensitivity of Spire’s plans to potential changes in key assumptions:

Pension Plan Benefits: Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) to Projected Benefit Obligation	Estimated Increase/ (Decrease) to Annual Net Pension Cost*
Discount Rate	0.25%	$(21.7)	$0.4
	(0.25)%	23.0	(0.4)
Expected Return on Plan Assets	0.25%	—	(1.2)
	(0.25)%	—	1.2
Rate of Future Compensation Increase	0.25%	3.4	0.3
	(0.25)%	(3.3)	(0.3)

Postretirement Benefits: Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) to Projected Postretirement Benefit Obligation	Estimated Increase/ (Decrease) to Annual Net Postretirement Benefit Cost*
Discount Rate	0.25%	$(4.9)	$0.2
	(0.25)%	5.2	(0.1)
Expected Return on Plan Assets	0.25%	—	(0.7)
	(0.25)%	—	0.7
Annual Medical Cost Trend	1.00%	9.7	0.8
	(1.00)%	(8.7)	(0.7)

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

On July 1, 2020, Spire’s Board of Directors, based upon the recommendation of senior management, revised the development plan for Spire Storage, resulting in an impairment charge of $140.8 related to Spire Storage assets in the quarter ended June 30, 2020. The revision was driven by the realization that a longer time horizon will be required for optimization and positioning of the storage facility to serve energy markets in the western United States. Among other factors, evaluations of the continuing evolution of market dynamics in the region led management to update models of various development alternatives. Separately in the quarter ended June 30, 2020, Spire recorded impairment charges totaling $7.8 related to two commercial compressed natural gas fueling stations as a result of revised projections reflecting lower diesel prices and slower conversions of Class 8 vehicles. The fair values used in measuring the impairment charges were determined with an expected present value technique using a discounted cash flow method under an income approach. Our impairment loss calculations required management to make assumptions and to apply judgment in order to estimate fair values of the assets. This involved estimating cash flows, useful lives, and current market value for similar assets and selecting a discount rate that reflects the risk inherent in future cash flows. Cash flow projections were based on assumptions about future market demand and achievement of certain operational capabilities. Assumptions were selected from a range of reasonably possible amounts and were supported by relevant and reliable data. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairments that could be material. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate asset impairment losses.

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

Cash Flow Summary	2020	2019	2018
Net cash provided by operating activities	$469.9	$450.9	$456.6
Net cash used in investing activities	(631.6)	(838.3)	(531.7)
Net cash provided by financing activities	160.0	371.8	89.1

Net cash provided by operating activities increased $19.0 from 2019 to 2020 and decreased $5.7 from 2018 to 2019, primarily as a result of fluctuations in working capital items.

In fiscal 2020, the Company used $206.7 less cash in investing activities than in fiscal 2019. The major driver of the reduction was lower capital expenditures, down $184.9 versus the prior year. Spire STL Pipeline, which was placed into service in the first fiscal quarter of 2020, accounted for $97.4 of the reduction, and expenditures at Spire Storage were $59.6 below prior year levels. Capital expenditures at the Utilities were down $29.1, while remaining focused on infrastructure upgrades and new business development. Utility capital expenditures resume growth in fiscal 2021 and beyond, while total Company capital expenditures are planned to be $590.o for fiscal 2021.

In fiscal 2019, the Company used $306.6 more cash in investing activities than in 2018. Capital expenditures increased $323.9 from fiscal 2018 to 2019, primarily as a result of $110.5 higher expenditures for the Spire STL Pipeline project and a $118.9 increase in infrastructure upgrades, new business development and investment to support customer growth across Missouri and Alabama. A further $89.9 in expenditures related to the development of Spire Storage.

Net cash provided by financing activities declined $211.8 in fiscal 2020 versus fiscal 2019, the major driver being the prior year issuance of preferred stock that generated $242.0 in proceeds. Year-over-year net debt issuance increased by $32.3, and the issuance of common stock generated $21.6 more cash in fiscal 2020 than in fiscal 2019. These increases in cash were only partly offset by a $20.4 increase in common and preferred stock dividends in fiscal 2020 versus fiscal 2019.

Net cash provided by financing activities increased $282.7 from 2018 to 2019. The increase in 2019 versus 2018 was primarily due to the issuance of preferred shares for $242.0 and an increase in net debt issuance of $189.2. These increases were only partly offset by the $135.2 reduction in funds received from common stock issuances in 2019 versus 2018.

CAPITAL RESOURCES

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of September 30, 2020, the debt ratings of the Company, Spire Missouri and Spire Alabama, shown in the following table, remain at investment grade with a stable outlook.

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

The effects of COVID-19 on the U.S. capital markets may significantly impact Spire. We rely on access to the capital markets to fund our capital requirements. These uncertain economic conditions may also result in the inability of our customers to pay for services and could have an impact on our liquidity. Still, considering our financing as described in Note 7, Notes Payable and Credit Agreements, of the Notes to Financial Statements in Item 8, we believe we have sufficient access to cash to meet our needs.

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of September 30, 2020 or 2019. Due to lower yields available to Spire on short-term investments, the Company elected to provide all of Spire Missouri’s and Spire Alabama’s short-term funding through intercompany lending during the past fiscal year.

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

Long-term Debt and Equity

At September 30, 2020, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,500.0, of which $1,098.0 was issued by Spire Missouri, $475.0 was issued by Spire Alabama, and $237.0 was issued by other subsidiaries. For more information about long-term debt, see Note 6 of the Notes to Financial Statements in Item 8 and “Interest Rate Risk” under “Market Risk” below.

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

Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021. As of September 30, 2020, $125.0 remained available under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance. On March 24, 2020, the APSC approved an application for up to $150.0 of additional long-term debt financing.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 207,254 and 201,148 shares at September 30, 2020 and November 16, 2020, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

On February 6, 2019, Spire entered into an “at-the-market” equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Those shares are issued pursuant to Spire’s universal shelf registration statement referenced above and a prospectus supplement dated May 14, 2019. Under this program, in the year ended September 30, 2020, Spire issued 446,619 shares, generating $32.0 of proceeds net of issuance costs, and in the year ended September 30, 2019, Spire issued 179,630 shares, generating $14.4 of proceeds net of issuance costs.

On May 21, 2019, Spire issued 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock, resulting in $242.0 of proceeds net of issuance costs.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization at September 30, 2020, consisted of 50% equity, compared to 55% equity at September 30, 2019. For more information about equity, see Note 5 of the Notes to Financial Statements in Item 8.

CONTRACTUAL OBLIGATIONS

As of September 30, 2020, Spire had contractual obligations with payments due as summarized below:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal Payments on Long-term Debt	$2,500.0	$60.4	$391.9	$198.6	$1,849.1
Interest Payments on Long-term Debt (a)	1,390.2	99.3	180.5	150.0	960.4
Operating Leases (b)	90.3	6.6	14.4	10.9	58.4
Purchase Obligations – Natural Gas (c)	1,745.4	484.9	512.6	215.9	532.0
Purchase Obligations – Other (d)	53.2	40.6	7.9	3.3	1.4
Asset Retirement Obligations	540.1	29.8	30.7	31.3	448.3
Total (e)	$6,319.2	$721.6	$1,138.0	$610.0	$3,849.6
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
(c)

These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Gas Utility and Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2020 forward market prices. Each of the Utilities generally recovers costs related to its purchases, transportation and storage of natural gas through the operation of its PGA clause or GSA rider, subject to prudence review by the appropriate regional public service commission. Variations in the timing of collections of gas costs from customers may affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e)

Long-term liabilities associated with unrecognized tax benefits, totaling $13.2, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to contribute $47.8 to its qualified, trusteed pension plans and $0.6 to its non-qualified pension plans during fiscal 2021. With regard to the postretirement benefits, the Company anticipates it will contribute $2.0 to the qualified trusts and $0.5 directly to participants from Spire Missouri funds during fiscal 2021. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements in Item 8.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2020, the Company had no off-balance sheet financing arrangements, other than surety bonds, and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance sheet financing arrangements in the near future.

MARKET RISK

Commodity Price Risk

Gas Utility

The Utilities’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of Spire Missouri’s PGA clauses and Spire Alabama’s GSA rider. The PGA clauses and GSA rider allows the Utilities to flow through to customers, subject to prudence review by the MoPSC and APSC, the cost of purchased gas supplies. Spire Missouri is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. Spire Missouri is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. The Utilities also have risk management policies that allow for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. These policies prohibit speculation. As of September 30, 2020, Spire Missouri had active natural gas derivative positions, but Spire Alabama did not. Costs and cost reduction, including carrying costs, associated with the use of natural gas derivative instruments are allowed to be passed on to customers through the operation of the PGA clauses or GSA rider. Accordingly, the Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. For more information about the Utilities’ natural gas derivative instruments, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8.

Gas Marketing

In the course of its business, Spire’s non-regulated gas marketing subsidiary, Spire Marketing, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, Spire Marketing has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, Spire Marketing manages the price risk associated with its fixed price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options and swap contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) to lock in margins. At September 30, 2020 and 2019, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations.

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

	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin
Net balance of derivative assets at September 30, 2019	$(1.4)	$4.8	$3.4
Changes in fair value	11.8	—	11.8
Settlements/purchases - net	(4.7)	—	(4.7)
Changes in cash margin	—	(5.2)	(5.2)
Net balance of derivative assets at September 30, 2020	$5.7	$(0.4)	$5.3

	As of September 30, 2020
Maturity by Fiscal Year	Total	2021	2022	2023	2024
Fair values of exchange-traded/cleared natural gas derivatives - net	$7.4	$1.0	$6.0	$0.4	$—
Fair values of basis swaps - net	49.3	(9.2)	50.1	8.3	0.1
Fair values of puts and calls - net	(0.7)	(0.8)	0.1	—	—

Position volumes:
MMBtu - net (short) long futures/swap/option positions	(12.4)	(11.2)	(1.1)	(0.1)	—
MMBtu - net (short) long basis swap positions	(1.0)	(1.0)	—	—	—
MMBtu - net (short) puts and calls positions	(0.8)	(0.8)	—	—	—

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

Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal 2022:

Net balance of derivative liabilities at September 30, 2019	$3.0
Changes in fair value	(7.6)
Settlements	(2.8)
Net balance of derivative liabilities at September 30, 2020	$(7.4)

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its short-term debt issuances. Based on average short-term borrowings during fiscal 2020, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense (and a decrease in pre-tax earnings and cash flows) of approximately $5.8 on an annual basis. Portions of such an increase may be offset through the Utilities’ application of PGA and GSA carrying costs. At September 30, 2020, Spire had fixed-rate long-term debt totaling $2,500.0. Spire Missouri had fixed-rate long-term debt totaling $1,098 and Spire Alabama had fixed-rate long-term debt of $475.0, all included in Spire’s total long-term debt. While the long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

During the first quarter of fiscal 2019, the Company entered into a three-year interest rate swap with a fixed interest rate of 3.250% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $53.7 mark-to-market loss to comprehensive income on this swap for twelve months ended September 30, 2020. In the second quarter of 2020, the Company entered into multiple interest rate swaps with fixed interest rates ranging from 0.921% to 1.3105% for a total notional amount of $150.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $0.5 mark-to-market loss to comprehensive income for these swaps for the twelve months ended September 30, 2020.

Refer to Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8 for additional details on the Company’s interest rate swap transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see “Market Risk” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Spire Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Inc.’s internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Inc.’s internal control over financial reporting was effective as of September 30, 2020. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on Spire Inc.’s internal control over financial reporting, which is included herein.

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

Spire Missouri Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Missouri Inc.’s internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Missouri Inc.’s internal control over financial reporting was effective as of September 30, 2020.

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

Spire Alabama Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Alabama Inc.’s internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Alabama Inc.’s internal control over financial reporting was effective as of September 30, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spire Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2020, of the Company and our report dated November 18, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

November 18, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spire Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Note 15 to the financial statements

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commissions will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2020, and the judgments made by management to support their assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

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

Evaluation of Spire Storage Asset Impairment – Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company evaluates for impairment long-lived assets classified as held and used when events or changes in circumstance indicate that the carrying value of the respective asset (asset group) may not be recoverable.  The carrying value of the asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value of the asset is not recoverable, the Company recognizes an impairment charge equal to the amount of the carrying value of the asset that exceeds the fair value of the asset.

During the year ended September 30, 2020, the Company recorded an impairment loss of $140.8 million related to their Spire Storage West LLC (“Storage”) long-lived assets (the “asset group”) after it was determined that their carrying value was not recoverable due to a revision in future business development plans.  The Company measured the impairment loss by estimating the fair value of the asset group using a discounted cash flow model (the “model”).  The estimation of fair value required management to make assumptions and apply judgment regarding future cash flows expected to result from the use and eventual disposition of the asset group under various business development plans, future market demand, operational capabilities, and the selection of a discount rate.  Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

We identified the estimation of the fair value of the Storage asset group as a critical audit matter due to the high degree of auditor judgment and an increased level of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions in determining the fair value, including those related to revenue forecasts and the “terminal value” used to determine estimated future cash flows under various business development plans, and the selection of a discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimation of the fair value of the Storage asset group included the following, among others:

•

We tested the effectiveness of management’s controls over the Storage asset impairment evaluation, including those over the key assumptions used in the estimation of the fair value of the asset group, including revenue forecasts, terminal value, and selection of a discount rate.

•	We evaluated the reasonableness of key assumptions used by management in the fair value determination by:
o	Comparing revenue and cash flow projections to current executed contracts, capital improvement plans, and third-party reports about future market demand,
o	Comparing assumed operational capabilities to internal development plans and third-party reports about asset viability,
o	Comparing the various development plans considered to internal communications to management and the Board of Directors,
o	Comparing estimated terminal value to comparable precedent transactions involving external parties, and
o	Performing sensitivity analyses of the key assumptions to evaluate the change in the fair value estimate that would result from changes in the assumptions.
•	We evaluated the reasonableness of management’s assumptions involving revenue forecasts by determining if the revenue forecasts were consistent with:
o	Executed storage contracts,
o	Third-party reports regarding future market demand, value of contracts, and operational capabilities of the Storage sites, and
o	Various business development plans communicated to management and the Board of Directors of Spire Inc.
•

We evaluated the reasonableness of management’s assumptions involving terminal value by determining whether the terminal value was consistent with comparable precedent transactions involving external parties.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the discounted cash flow model by:
o	Testing the mathematical accuracy of the model, and
o	Evaluating the reasonableness of the discount rate used in the model by developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

November 18, 2020

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Missouri Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Missouri Inc. (a wholly owned subsidiary of Spire Inc.) (the "Company") as of September 30, 2020 and 2019, the related statements of comprehensive income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Note 15 to the financial statements

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

The Company is subject to rate regulation by the Missouri Public Service Commission (the “Commission”), which has jurisdiction with respect to the rates of natural gas companies within their geography. The Company has stated that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process.

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commission will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2020, and the judgments made by management to support their assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commission included the following, among others:

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
•

We read relevant regulatory orders issued by the Commission for the Company in Missouri; regulatory statutes, interpretations, procedural memorandums, and filings made by interveners; and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commission’s treatment of similar costs under similar circumstances.

•

We obtained from management the regulatory orders that support the probability of recovery, refund, and/or future reduction in rates for regulatory assets and liabilities and assessed management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

November 18, 2020

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Alabama Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Alabama Inc. (a wholly owned subsidiary of Spire Inc.) (the "Company") as of September 30, 2020 and 2019, the related statements of income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Regulatory Matters – Impact of Rate Regulation on the Financial Statements – Refer to Note 15 to the financial statements

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

The Company is subject to rate regulation by the Alabama Public Service Commission (the “Commission”), which has jurisdiction with respect to the rates of natural gas companies within their geography. The Company has stated that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process.

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commission will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2020, and the judgments made by management to support their assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commission included the following, among others:

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
•

We read relevant regulatory orders issued by the Commission for the Company in Alabama; regulatory statutes, interpretations, procedural memorandums, and filings made by interveners; and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commission’s treatment of similar costs under similar circumstances.

•

We obtained from management the regulatory orders that support the probability of recovery, refund, and/or future reduction in rates for regulatory assets and liabilities and assessed management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

November 18, 2020

We have served as the Company’s auditor since 2014.

SPIRE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30
(In millions, except per share amounts)	2020	2019	2018
Operating Revenues	$1,855.4	$1,952.4	$1,965.0
Operating Expenses:
Natural gas	696.1	840.3	871.7
Operation and maintenance	458.6	474.1	477.3
Depreciation and amortization	197.3	181.7	168.4
Taxes, other than income taxes	148.4	154.0	153.5
Impairments	148.6	—	—
Total Operating Expenses	1,649.0	1,650.1	1,670.9
Operating Income	206.4	302.3	294.1
Interest Expense, Net	105.5	104.4	98.4
Other Income (Expense), Net	0.1	21.2	(8.0)
Income Before Income Taxes	101.0	219.1	187.7
Income Tax Expense (Benefit)	12.4	34.5	(26.5)
Net Income	88.6	184.6	214.2
Provision for preferred dividends	14.8	5.3	-
Income allocated to participating securities	0.1	0.4	0.5
Net Income Available to Common Shareholders	$73.7	$178.9	$213.7

Weighted Average Number of Common Shares Outstanding:
Basic	51.2	50.7	49.1
Diluted	51.3	50.8	49.3
Basic Earnings Per Share of Common Stock	$1.44	$3.53	$4.35
Diluted Earnings Per Share of Common Stock	$1.44	$3.52	$4.33

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2020	2019	2018
Net Income	$88.6	$184.6	$214.2
Other Comprehensive (Loss) Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(8.9)	(46.4)	3.9
Amounts reclassified into net income	(3.2)	(1.3)	(1.5)
Net (loss) gain on cash flow hedging derivative instruments	(12.1)	(47.7)	2.4
Defined benefit pension and other postretirement benefit plans:
Amortization of actuarial (gain) loss included in net periodic pension and postretirement benefit cost	(0.5)	(0.9)	0.4
Net defined benefit pension and other postretirement benefit plans	(0.5)	(0.9)	0.4
Net unrealized gain on available-for-sale debt securities	—	0.1	0.3
Other Comprehensive (Loss) Income, Before Tax	(12.6)	(48.5)	3.1
Income Tax (Benefit) Expense Related to Items of Other Comprehensive (Loss) Income	(2.7)	(10.8)	0.6
Other Comprehensive (Loss) Income, Net of Tax	(9.9)	(37.7)	2.5
Comprehensive Income	$78.7	$146.9	$216.7

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED BALANCE SHEETS

	September 30
(In millions)	2020	2019
ASSETS
Utility Plant	$6,766.3	$6,146.5
Less: Accumulated depreciation and amortization	2,086.2	1,794.5
Net Utility Plant	4,680.1	4,352.0
Non-utility Property (net of accumulated depreciation and amortization of $19.0 and $12.7 at September 30, 2020 and 2019, respectively)	432.3	477.8
Other Investments	71.7	72.3
Total Other Property and Investments	504.0	550.1
Current Assets:
Cash and cash equivalents	4.1	5.8
Accounts receivable:
Utility	131.8	139.8
Other	146.4	172.8
Allowance for doubtful accounts	(24.9)	(23.0)
Delayed customer billings	10.0	4.3
Inventories:
Natural gas	154.3	162.6
Propane gas	10.7	10.7
Materials and supplies	26.5	23.3
Regulatory assets	69.5	78.6
Prepayments	29.2	29.1
Other	33.0	10.5
Total Current Assets	590.6	614.5
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6
Regulatory assets	1,069.4	767.6
Other	225.5	163.4
Total Deferred Charges and Other Assets	2,466.5	2,102.6
Total Assets	$8,241.2	$7,619.2

SPIRE INC.

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30
	2020	2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at September 30, 2020 and 2019)	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 51.6 million issued and outstanding at September 30, 2020, and 51.0 million shares issued and outstanding September 30, 2019)	51.6	51.0
Paid-in capital	1,549.2	1,505.8
Retained earnings	720.7	775.5
Accumulated other comprehensive loss	(41.2)	(31.3)
Total Shareholders' Equity	2,522.3	2,543.0
Temporary equity	3.4	3.4
Long-term debt (less current portion)	2,423.7	2,082.6
Total Capitalization	4,949.4	4,629.0
Current Liabilities:
Current portion of long-term debt	60.4	40.0
Notes payable	648.0	743.2
Accounts payable	243.3	301.5
Advance customer billings	45.3	32.6
Wages and compensation accrued	46.3	45.7
Customer deposits	30.6	35.6
Taxes accrued	71.4	68.5
Regulatory liabilities	113.0	60.8
Other	190.9	140.9
Total Current Liabilities	1,449.2	1,468.8
Deferred Credits and Other Liabilities:
Deferred income taxes	511.4	451.4
Pension and postretirement benefit costs	309.0	264.8
Asset retirement obligations	540.1	337.6
Regulatory liabilities	343.7	399.0
Other	138.4	68.6
Total Deferred Credits and Other Liabilities	1,842.6	1,521.4
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$8,241.2	$7,619.2

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions,	Common Stock		Preferred	Paid-in	Retained
except per share amounts)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Balance at September 30, 2017	48,263,243	$48.3	$—	$1,325.6	$614.2	$3.2	$1,991.3
Net income	—	—	—	—	214.2	—	214.2
Common stock issued	2,300,000	2.3	—	150.7	—	—	153.0
Dividend reinvestment plan	23,023	—	—	1.6	—	—	1.6
Stock-based compensation costs	—	—	—	7.7	—	—	7.7
Stock issued under stock-based compensation plans	119,592	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(33,955)	—	—	(2.8)	—	—	(2.8)
Dividends declared:
Common stock ($2.25 per share)	—	—	—	—	(112.1)	—	(112.1)
Other comprehensive income, net of tax	—	—	—	—	—	2.5	2.5
Reclassification of certain income tax effects	—	—	—	—	(0.7)	0.7	—
Balance at September 30, 2018	50,671,903	$50.7	$—	$1,482.7	$715.6	$6.4	$2,255.4
Net income	—	—	—	—	184.6	—	184.6
Common stock issued	179,630	0.2	—	14.2	—	—	14.4
Dividend reinvestment plan	62,735	—	—	5.1	—	—	5.1
Stock-based compensation costs	—	—	—	6.2	—	—	6.2
Stock issued under stock-based compensation plans	87,978	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(28,731)	—	—	(2.3)	—	—	(2.3)
Temporary equity adjustment to redemption value	—	—	—	—	(0.8)	—	(0.8)
Preferred stock issued	—	—	242.0	—	—	—	242.0
Dividends declared:
Common stock ($2.37 per share)	—	—	—	—	(120.5)	—	(120.5)
Preferred stock ($0.344 per depositary share)	—	—	—	—	(3.4)	—	(3.4)
Other comprehensive loss, net of tax	—	—	—	—	—	(37.7)	(37.7)
Balance at September 30, 2019	50,973,515	$51.0	$242.0	$1,505.8	$775.5	$(31.3)	$2,543.0
Net income	—	—	—	—	88.6	—	88.6
Common stock issued	446,619	0.4	—	31.6	—	—	32.0
Dividend reinvestment plan	122,545	0.1	—	9.1	—	—	9.2
Stock-based compensation costs	—	—	—	6.0	—	—	6.0
Stock issued under stock-based compensation plans	110,463	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(41,353)	—	—	(3.2)	—	—	(3.2)
Temporary equity adjustment to redemption value	—	—	—	—	3.4	—	3.4
Dividends declared:
Common stock ($2.49 per share)	—	—	—	—	(128.4)	—	(128.4)
Preferred stock ($1.84375 per depositary share)	—	—	—	—	(18.4)	—	(18.4)
Other comprehensive loss, net of tax	—	—	—	—	—	(9.9)	(9.9)
Balance at September 30, 2020	51,611,789	$51.6	$242.0	$1,549.2	$720.7	$(41.2)	$2,522.3

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2020	2019	2018
Operating Activities:
Net Income	$88.6	$184.6	$214.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197.3	181.7	168.4
Impairments	148.6	—	—
Deferred income taxes and investment tax credits	9.0	31.8	(28.7)
Changes in assets and liabilities:
Accounts receivable	36.2	2.7	(32.7)
Inventories	2.6	13.6	15.5
Regulatory assets and liabilities	0.6	—	191.0
Accounts payable	(43.1)	(6.4)	12.6
Delayed/advance customer billings, net	7.0	12.4	(12.8)
Taxes accrued	2.9	3.5	6.4
Other assets and liabilities	12.0	31.0	(121.2)
Other	8.2	(4.0)	43.9
Net cash provided by operating activities	469.9	450.9	456.6
Investing Activities:
Capital expenditures	(638.4)	(823.3)	(499.4)
Other business acquisitions	—	(7.9)	(28.1)
Other	6.8	(7.1)	(4.2)
Net cash used in investing activities	(631.6)	(838.3)	(531.7)
Financing Activities:
Issuance of preferred stock	—	242.0	—
Issuance of long-term debt	510.0	230.0	75.0
Repayment of long-term debt	(147.0)	(184.1)	(105.0)
(Repayment) issuance of short-term debt, net	(95.2)	189.6	76.3
Issuance of common stock	41.1	19.5	154.7
Dividends paid on common stock	(128.0)	(119.0)	(108.7)
Dividends paid on preferred stock	(14.8)	(3.4)	—
Other	(6.1)	(2.8)	(3.2)
Net cash provided by financing activities	160.0	371.8	89.1
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(1.7)	(15.6)	14.0
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	5.8	21.4	7.4
Cash, Cash Equivalents, and Restricted Cash at End of Year	$4.1	$5.8	$21.4

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(100.0)	$(102.4)	$(95.1)
Income taxes	(2.9)	(2.7)	(1.5)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2020	2019	2018
Operating Revenues	$1,193.6	$1,291.8	$1,285.6
Operating Expenses:
Natural gas	515.8	629.8	636.8
Operation and maintenance	251.0	268.1	279.1
Depreciation and amortization	118.0	111.5	102.8
Taxes, other than income taxes	103.2	107.6	108.4
Total Operating Expenses	988.0	1,117.0	1,127.1
Operating Income	205.6	174.8	158.5
Interest Expense, Net	49.4	49.2	46.4
Other (Expense) Income, Net	(8.7)	2.7	(15.4)
Income Before Income Taxes	147.5	128.3	96.7
Income Tax Expense (Benefit)	17.3	13.3	(32.6)
Net Income	130.2	115.0	129.3
Other Comprehensive (Loss) Income, Net of Tax	(0.5)	(0.8)	0.4
Comprehensive Income	$129.7	$114.2	$129.7

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

BALANCE SHEETS

	September 30
(In millions)	2020	2019
ASSETS
Utility Plant	$3,931.2	$3,643.2
Less: Accumulated depreciation and amortization	825.7	764.1
Net Utility Plant	3,105.5	2,879.1
Other Property and Investments	56.7	53.3
Current Assets:
Cash and cash equivalents	—	2.6
Accounts receivable:
Utility	92.5	94.6
Associated companies	2.7	1.4
Other	34.1	26.5
Allowance for doubtful accounts	(18.1)	(14.9)
Delayed customer billings	2.4	4.3
Inventories:
Natural gas	95.1	100.1
Propane gas	10.7	10.7
Materials and supplies	15.6	13.3
Regulatory assets	32.1	29.4
Prepayments	20.7	18.2
Total Current Assets	287.8	286.2
Deferred Charges and Other Assets:
Goodwill	210.2	210.2
Regulatory assets	548.7	507.5
Other	96.0	85.6
Total Deferred Charges and Other Assets	854.9	803.3
Total Assets	$4,304.9	$4,021.9

SPIRE MISSOURI INC.

BALANCE SHEETS (continued)

	September 30
	2020	2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 issued and outstanding at September 30, 2020 and 2019)	$0.1	$0.1
Paid-in capital	765.0	765.0
Retained earnings	672.9	576.6
Accumulated other comprehensive loss	(2.9)	(2.4)
Total Shareholders' Equity	1,435.1	1,339.3
Long-term debt	1,092.0	925.0
Total Capitalization	2,527.1	2,264.3
Current Liabilities:
Notes payable – associated companies	301.2	386.4
Accounts payable	66.7	75.7
Accounts payable – associated companies	9.3	5.5
Advance customer billings	32.7	20.8
Wages and compensation accrued	33.3	34.5
Customer deposits	9.3	13.4
Taxes accrued	39.1	36.4
Regulatory liabilities	103.2	52.3
Other	39.9	26.4
Total Current Liabilities	634.7	651.4
Deferred Credits and Other Liabilities:
Deferred income taxes	434.7	364.6
Pension and postretirement benefit costs	217.2	192.4
Asset retirement obligations	153.4	173.5
Regulatory liabilities	274.8	326.5
Other	63.0	49.2
Total Deferred Credits and Other Liabilities	1,143.1	1,106.2
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$4,304.9	$4,021.9

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Balance at September 30, 2017	24,577	$0.1	$756.1	$416.5	$(1.7)	$1,171.0
Net income	—	—	—	129.3	—	129.3
Stock-based compensation costs	—	—	4.2	—	—	4.2
Dividends declared	—	—	—	(45.0)	—	(45.0)
Other comprehensive income, net of tax	—	—	—	—	0.4	0.4
Reclassification of certain income tax effects	—	—	—	0.3	(0.3)	—
Balance at September 30, 2018	24,577	0.1	760.3	501.1	(1.6)	1,259.9
Net income	—	—	—	115.0	—	115.0
Stock-based compensation costs	—	—	4.7	—	—	4.7
Dividends declared	—	—	—	(39.5)	—	(39.5)
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	(0.8)
Balance at September 30, 2019	24,577	0.1	765.0	576.6	(2.4)	1,339.3
Net income	—	—	—	130.2	—	130.2
Dividends declared	—	—	—	(33.9)	—	(33.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.5)	(0.5)
Balance at September 30, 2020	24,577	$0.1	$765.0	$672.9	$(2.9)	$1,435.1

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2020	2019	2018
Operating Activities:
Net Income	$130.2	$115.0	$129.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118.0	111.5	102.8
Deferred income taxes and investment tax credits	17.1	13.2	(32.6)
Changes in assets and liabilities:
Accounts receivable	(3.7)	(0.3)	(2.0)
Inventories	2.7	29.0	8.4
Regulatory assets and liabilities	27.3	32.7	141.5
Accounts payable	2.3	(8.4)	(14.8)
Delayed/advance customer billings, net	13.7	13.9	(7.4)
Taxes accrued	2.7	4.4	(2.1)
Other assets and liabilities	(6.1)	(2.6)	(83.9)
Other	0.6	5.2	45.0
Net cash provided by operating activities	304.8	313.6	284.2
Investing Activities:
Capital expenditures	(356.0)	(356.9)	(295.8)
Other	1.3	1.3	4.8
Net cash used in investing activities	(354.7)	(355.6)	(291.0)
Financing Activities:
Issuance of first mortgage bonds / long-term debt	275.0	100.0	—
Redemption / maturity of first mortgage bonds / long-term debt	(107.0)	(50.0)	(100.0)
(Repayments of) borrowings from Spire, net	(85.2)	41.1	142.3
Dividends paid on common stock	(33.9)	(48.5)	(36.0)
Other	(1.6)	—	—
Net cash provided by financing activities	47.3	42.6	6.3
Net (Decrease) Increase in Cash and Cash Equivalents	(2.6)	0.6	(0.5)
Cash and Cash Equivalents at Beginning of Year	2.6	2.0	2.5
Cash and Cash Equivalents at End of Year	$—	$2.6	$2.0
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(46.0)	$(48.7)	$(45.6)
Income taxes	—	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF INCOME

	Years Ended September 30
(In millions)	2020	2019	2018
Operating Revenues	$455.0	$465.5	$500.7
Operating Expenses:
Natural gas	118.9	135.5	176.0
Operation and maintenance	139.1	142.6	138.8
Depreciation and amortization	59.3	56.2	53.2
Taxes, other than income taxes	34.8	35.7	36.1
Total Operating Expenses	352.1	370.0	404.1
Operating Income	102.9	95.5	96.6
Interest Expense, Net	20.6	21.7	17.3
Other Income, Net	5.4	7.0	3.6
Income Before Income Taxes	87.7	80.8	82.9
Income Tax Expense	22.0	20.5	81.6
Net Income	$65.7	$60.3	$1.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

BALANCE SHEETS

	September 30
(In millions)	2020	2019
ASSETS
Utility Plant	$2,469.9	$2,138.0
Less: Accumulated depreciation and amortization	1,117.0	882.1
Net Utility Plant	1,352.9	1,255.9
Current Assets:
Accounts receivable:
Utility	31.4	37.5
Associated companies	0.6	—
Other	5.8	8.5
Allowance for doubtful accounts	(5.5)	(6.3)
Delayed customer billings	7.5	—
Inventories:
Natural gas	22.5	35.1
Materials and supplies	8.4	7.8
Regulatory assets	20.4	33.9
Prepayments	4.3	5.3
Other	0.2	0.4
Total Current Assets	95.6	122.2
Deferred Charges and Other Assets:
Regulatory assets	489.9	231.2
Deferred income tax	59.3	81.3
Other	53.7	53.0
Total Deferred Charges and Other Assets	602.9	365.5
Total Assets	$2,051.4	$1,743.6

SPIRE ALABAMA INC.

BALANCE SHEETS (continued)

	September 30
	2020	2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and paid-in capital (par value $0.01 per share; 3,000,000 shares authorized; 1,972,052 issued and outstanding at September 30, 2020 and 2019)	$350.9	$370.9
Retained earnings	500.8	459.1
Total Shareholders' Equity	851.7	830.0
Long-term debt (less current portion)	471.8	372.2
Total Capitalization	1,323.5	1,202.2
Current Liabilities:
Current portion of long-term debt	—	40.0
Notes payable – associated companies	121.3	128.7
Accounts payable	43.7	56.2
Accounts payable – associated companies	4.2	1.6
Advance customer billings	11.5	10.6
Wages and compensation accrued	8.0	8.0
Customer deposits	18.7	19.5
Taxes accrued	28.0	27.4
Regulatory liabilities	3.9	3.4
Other	11.8	9.2
Total Current Liabilities	251.1	304.6
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	74.9	59.2
Asset retirement obligations	374.3	148.7
Regulatory liabilities	18.5	23.0
Other	9.1	5.9
Total Deferred Credits and Other Liabilities	476.8	236.8
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$2,051.4	$1,743.6

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Balance at September 30, 2017	1,972,052	$—	$420.9	$446.5	$867.4
Net income	—	—	—	1.3	1.3
Dividends declared	—	—	—	(30.0)	(30.0)
Return of capital to Spire	—	—	(30.0)	—	(30.0)
Balance at September 30, 2018	1,972,052	—	390.9	417.8	808.7
Net income	—	—	—	60.3	60.3
Dividends declared	—	—	—	(19.0)	(19.0)
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Balance at September 30, 2019	1,972,052	—	370.9	459.1	830.0
Net income	—	—	—	65.7	65.7
Dividends declared	—	—	—	(24.0)	(24.0)
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Balance at September 30, 2020	1,972,052	$—	$350.9	$500.8	$851.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2020	2019	2018
Operating Activities:
Net Income	$65.7	$60.3	$1.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59.3	56.2	53.2
Deferred income taxes	22.0	20.5	81.6
Changes in assets and liabilities:
Accounts receivable	7.3	0.8	(16.2)
Inventories	11.9	(1.2)	(1.2)
Regulatory assets and liabilities	(23.5)	(28.2)	40.7
Accounts payable	(15.1)	4.5	4.7
Delayed/advance customer billings	(6.6)	(2.5)	(5.5)
Taxes accrued	0.6	(0.9)	4.9
Other assets and liabilities	18.9	34.8	(16.7)
Other	0.2	(3.2)	(0.7)
Net cash provided by operating activities	140.7	141.1	146.1
Investing Activities:
Capital expenditures	(150.4)	(174.5)	(131.7)
Other	1.6	(3.3)	(1.6)
Net cash used in investing activities	(148.8)	(177.8)	(133.3)
Financing Activities:
Issuance of long-term debt	100.0	90.0	75.0
Repayment of long-term debt, net	(40.0)	—	—
(Repayments of) borrowings from Spire, net	(7.4)	(13.8)	(27.4)
Return of capital to Spire	(20.0)	(20.0)	(30.0)
Dividends paid	(24.0)	(19.0)	(30.0)
Other	(0.5)	(0.5)	(0.5)
Net cash provided by (used in) financing activities	8.1	36.7	(12.9)
Net Decrease in Cash and Cash Equivalents	—	—	(0.1)
Cash and Cash Equivalents at Beginning of Year	—	—	0.1
Cash and Cash Equivalents at End of Year	$—	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(19.0)	$(19.2)	$(15.1)
Income taxes	—	—	—

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

NATURE OF OPERATIONS – Spire has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: Spire Missouri, serving St. Louis, Kansas City, and other areas in Missouri; Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving the Mobile, Alabama area and south-central Mississippi. The Gas Marketing segment includes Spire’s primary gas-related business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services, primarily in the central and southern United States (U.S.). The activities of other subsidiaries are reported as Other and are described in Note 14, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.

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

For Spire Missouri, utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. In fiscal year 2020, the average depreciation and amortization expense averaged 2.9%, while in fiscal years 2019 and 2018, annual depreciation and amortization expense averaged 3.0% of the original cost of depreciable and amortizable property.

For Spire Alabama, depreciation is provided using the composite method of depreciation on a straight-line basis over the estimated useful lives of utility property at rates approved by the Alabama Public Service Commission (APSC). The composite depreciation rate in fiscal years 2020, 2019 and 2018 was approximately 3.1%.

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

September 30	2020	2019	2018
Spire	$67.6	$80.6	$62.1
Spire Missouri	34.3	40.1	36.7
Spire Alabama	17.0	11.9	8.9

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

In fiscal 2020, Spire Alabama refined certain assumptions and estimates used in calculating its asset retirement obligations, resulting in both an increase in cost to retire gas distribution assets and a change in the timing of the related cash outflows. As a result of this change in estimate, which the Company believes is more precise, Spire Alabama recorded a $221.1 increase to its asset retirement obligations. Related adjustments were made to regulatory assets and utility plant, with no impact on earnings. The following table presents a reconciliation of the beginning and ending balances of asset retirement obligations at September 30, as reported in the balance sheets.

	Spire		Spire Missouri		Spire Alabama
	2020	2019	2020	2019	2020	2019
Asset retirement obligations, beginning of year	$337.6	$321.1	$173.5	$174.1	$148.7	$135.7
Liabilities incurred during the period	3.0	10.8	2.6	1.6	—	8.8
Liabilities settled during the period	(6.9)	(8.3)	(4.0)	(6.8)	(1.6)	(0.8)
Accretion	14.0	13.0	7.2	7.4	6.1	5.0
Revisions in estimated cash flows	192.4	1.0	(25.9)	(2.8)	221.1	—
Asset retirement obligations, end of year	$540.1	$337.6	$153.4	$173.5	$374.3	$148.7

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

NATURAL GAS AND PROPANE GAS – For Spire Missouri’s eastern region, inventory of natural gas in storage is priced on a last in, first out (LIFO) basis and inventory of propane gas in storage is priced on a first in, first out (FIFO) basis. For the rest of the Gas Utility segment, inventory of natural gas in storage is priced on the weighted average cost basis. The replacement cost of Spire Missouri’s natural gas for current use in eastern Missouri at September 30, 2020, and September 30, 2019, was less than the LIFO cost by $12.5 and $17.0, respectively. The carrying value of the Utilities’ inventory is never adjusted to a lower net realizable value or market value because, pursuant to Purchased Gas Adjustment (PGA) clauses or a Gas Supply Adjustment (GSA) rider, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Spire’s other operating segments is recorded at the lower of average cost or net realizable value.

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

GOODWILL – Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. At September 30, 2020, goodwill included in Spire’s Gas Utility and Gas Marketing segments was $210.2 and zero, respectively, with the remainder held at the corporate level. Goodwill amounts have not changed since fiscal 2017, and there are no accumulated impairment losses. Spire and Spire Missouri evaluate goodwill for impairment as of July 1 of each year, or more frequently if events and circumstances indicate that goodwill might be impaired. At July 1, 2020 and 2019, Spire and Spire Missouri conducted qualitative assessments and determined goodwill was not impaired. The Company updated the assessments as of September 30, 2020, determining that it remained more likely than not that the fair value of each reporting unit exceeded its carrying value.

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

On July 1, 2020, Spire’s Board of Directors, based upon the recommendation of senior management, revised the development plan for Spire Storage, resulting in an impairment charge of $140.8 related to Spire Storage assets (non-utility property on the balance sheet) in the quarter ended June 30, 2020. The revision was driven by the realization that a longer time horizon will be required for optimization and positioning of the storage facility to serve energy markets in the western United States. Among other factors, evaluations of the continuing evolution of market dynamics in the region led management to update models of various development alternatives. Separately in the quarter ended June 30, 2020, Spire recorded impairment charges totaling $7.8 related to two commercial compressed natural gas fueling stations (also non-utility property) as a result of revised projections reflecting lower diesel prices and slower conversions of Class 8 vehicles. The fair values used in measuring the impairment charges were determined with an expected present value technique using a discounted cash flow method under an income approach.

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

	2020	2019	2018
Purchases of natural gas from Spire Marketing	$56.9	$95.3	$71.5
Sales of natural gas to Spire Marketing	0.1	1.7	0.3
Transportation services received from STL Pipeline LLC	27.9	—	—
Transportation services received from Spire NGL Inc.	1.0	1.0	1.0

In the twelve months ended September 30, 2020, Spire Alabama had natural gas purchases from and sales to Spire Marketing totaling $6.3 and $0.3, respectively.

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

	Spire			Spire Missouri			Spire Alabama
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Allowance at beginning of year	$23.0	$22.4	$18.3	$14.9	$16.0	$14.1	$6.3	$3.9	$2.6
Additions charged to expense	14.0	16.9	14.6	12.7	12.3	11.9	0.9	4.7	2.1
Net deductions	(12.1)	(16.3)	(10.5)	(9.5)	(13.4)	(10.0)	(1.7)	(2.3)	(0.8)
Allowance at end of year	$24.9	$23.0	$22.4	$18.1	$14.9	$16.0	$5.5	$6.3	$3.9

FINANCE RECEIVABLES – Spire Alabama finances third party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2020 and September 30, 2019, Spire Alabama’s finance receivable totaled approximately $9.4 and $11.7, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Spire Alabama relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment, after 90 days are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Spire Alabama had finance receivables past due 90 days or more of $0.3 at September 30, 2020 and $0.4 at September 30, 2019.

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

Also effective October 1, 2018, Spire, Spire Missouri and Spire Alabama adopted ASU No. 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, with no material impact on interim or annual financial statements. The amended guidance requires that the service cost component of net periodic pension and postretirement benefit costs be presented within the same line item in the income statement as other compensation costs (except for the amount being capitalized), while other components are to be presented outside the subtotal of operating income and are no longer eligible for capitalization (e.g., as part of utility plant). The amended guidance is applied retrospectively for income statement presentation and prospectively for capitalization. The Company, Spire Missouri and Spire Alabama elected the practical expedient permitting the use of the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Accordingly, for the year ended September 30, 2018, the Company, Spire Missouri and Spire Alabama reclassified net benefit costs (income) of $14.4, $17.2 and $(2.0), respectively, from “operation and maintenance” to “other income (expense), net.” For Spire Missouri, Spire Alabama, and the Company’s other rate-regulated entities, all components of net benefit cost have historically been recovered from customers as a component of utility plant and will continue to be recovered in the same manner over the depreciable lives of the related plant assets; therefore, for those entities, the components that are no longer eligible to be capitalized as a component of plant under GAAP are reported as regulatory assets.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance permits companies to make an election to reclassify stranded income tax effects from the enactment of the Tax Cuts and Jobs Act of 2017, included in accumulated other comprehensive income or loss (AOCI), to retained earnings. The Company, Spire Missouri and Spire Alabama adopted this guidance in the quarter ended September 30, 2018, and the related reclassifications are shown on the statements of shareholders’ equity of the Company and Spire Missouri. There was no effect for Spire Alabama.

The Company, Spire Missouri and Spire Alabama adopted ASU No. 2016-02, Leases, along with related ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, “ASC 842”), using a modified retrospective transition method for leases existing at, or entered into after, October 1, 2019. Under the selected transition method, comparative periods in the financial statements are presented under ASC 840 (previous lease accounting guidance). ASC 842 requires lessees to recognize a right-of-use asset and lease liability for almost all lease contracts based on the present value of lease payments. It provides new guidelines for identifying and classifying a lease, and classification affects the pattern and income statement line item for the related expense. The Company and its subsidiaries elected a package of three practical expedients permitted by the standard, allowing them not to reassess existing contracts for (1) whether it is or contains a lease, (2) lease classification and (3) initial direct costs. They also elected to use the benefit of hindsight in determining both the lease term and impairments associated with any existing leases, which resulted in lease terms that best represent management’s expectations with respect to use of the underlying asset but did not result in recognition of any impairment. Finally, they elected not to assess whether existing land easements are leases under ASC 842. The adoption of ASC 842 impacted the balance sheets through recognition of right-of-use assets and lease liabilities for operating leases but did not result in a cumulative effect adjustment or significant impacts to income or cash flows. For other lease policy elections and disclosures about leases, see Note 17, Leases.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which was later supplemented by ASU Nos. 2018-19, 2019-04, 2019-05 and 2019-11. The standard replaces the current “incurred loss” model with an “expected loss” model for certain instruments, including trade receivables, requiring measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. It also requires entities to record credit loss allowances for available-for-sale securities rather than impair the carrying amount of the securities. Spire, Spire Missouri and Spire Alabama will initially apply the new standard for the quarter ending December 31, 2020, using a modified retrospective method of adoption. Based on the credit quality of the existing available-for sale securities portfolio, no allowance for credit losses will be recognized at adoption for those investments. The ASU did not result in any significant modifications to the Company’s policies related to recognizing an allowance on trade receivables, and the adoption of the new standard is not expected to have a material impact on Spire’s, Spire Missouri’s and Spire Alabama’s financial statements.

RECLASSIFICATIONS – Spire’s consolidated statements of income historically showed Gas Utility operating revenues and expense line items separately from Gas Marketing and other operations. The current presentation shows operating revenues and expense line items on a consolidated basis. Disaggregated data is presented in Note 14, Information by Operating Segment. Prior period amounts have been reclassified to conform with the current period presentation.

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	2020	2019
Spire
Gas Utility:
Residential	$1,184.3	$1,267.3
Commercial & industrial	383.0	433.9
Transportation	115.8	112.1
Off-system & other incentive	38.4	41.9
Other customer revenue	26.2	22.5
Total revenue from contracts with customers	1,747.7	1,877.7
Changes in accrued revenue under alternative revenue programs	4.3	(16.9)
Total Gas Utility operating revenues	1,752.0	1,860.8
Gas Marketing:
Revenue from contracts with retail customers	87.9	83.7
Revenue from wholesale derivative contracts	—	—
Total Gas Marketing operating revenues	87.9	83.7
Other	57.8	21.5
Total before eliminations	1,897.7	1,966.0
Intersegment eliminations (see Note 14, Information by Operating Segment)	(42.3)	(13.6)
Total Operating Revenues	$1,855.4	$1,952.4
Spire Missouri
Residential	$859.6	$945.9
Commercial & industrial	241.4	283.8
Transportation	32.9	33.1
Off-system & other incentive	35.1	41.9
Other customer revenue	22.3	—
Total revenue from contracts with customers	1,191.3	1,304.7
Changes in accrued revenue under alternative revenue programs	2.3	(12.9)
Total Operating Revenues	$1,193.6	$1,291.8
Spire Alabama
Residential	$267.8	$265.3
Commercial & industrial	109.4	113.5
Transportation	72.9	69.5
Off-system & other incentive	3.2	—
Other customer revenue	1.9	20.7
Total revenue from contracts with customers	455.2	469.0
Changes in accrued revenue under alternative revenue programs	(0.2)	(3.5)
Total Operating Revenues	$455.0	$465.5

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

The Utilities read meters and bill customers on monthly cycles. Spire Missouri, Spire Gulf and Spire Mississippi record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. Spire Alabama records natural gas distribution revenues in accordance with the tariff established by the APSC. Unbilled revenue is accrued in an amount equal to the related gas cost, as profit margin is not considered earned until billed. Spire’s other subsidiaries, including Spire Marketing, record revenues when earned, as the product is delivered or as services are performed.

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

	2020	2019	2018
Spire	$91.5	$99.3	$98.4
Spire Missouri	63.5	71.1	68.9
Spire Alabama	23.3	23.7	25.4

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

Restricted Stock Awards

During fiscal 2020, the Company granted 91,662 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $76.19 per share. This number represents the target shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2023. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting but are subject to forfeiture if the underlying share units do not vest.

The number of share units that will ultimately vest is dependent upon the attainment of certain levels of earnings and other strategic goals, as well as the Company’s level of total shareholder return (TSR) during the performance period relative to a comparator group of peer companies. This TSR provision is considered a market condition under GAAP and is discussed further below. The maximum amount of shares that can be earned pursuant to the terms of the awards is 200% of the target units granted.

The weighted average grant date fair value of performance-contingent restricted share units granted during fiscal years 2019 and 2018 was $80.72 and $79.88 per share, respectively.

Fiscal 2020 activity of restricted stock units subject to performance and/or market conditions is presented below:

	Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at September 30, 2019	263,910	$73.20
Granted	91,662	$76.19
Vested	(86,287)	$58.68
Forfeited	(9,341)	$79.34
Nonvested at September 30, 2020	259,944	$78.92

For the year ended September 30, 2020, the total number of shares that could be issued if all outstanding award grants attain maximum performance payout is 519,888.

During fiscal 2020, the Company granted 33,350 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $76.13 per share. Unless forfeited based on terms of the agreements, these shares will vest in fiscal 2021. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal years 2019 and 2018 was $76.66 and $76.60 per share, respectively.

During fiscal 2020, the Company granted 10,560 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $84.58 per share. These shares vested in fiscal 2020, six months after the grant date. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2019 and 2018 was $78.69 and $63.20 per share, respectively.

Time-vested restricted stock and stock unit activity for fiscal 2020 is presented below:

	Shares/ Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2019	96,277	$72.83
Granted	33,350	$76.13
Vested	(32,326)	$65.28
Forfeited	(3,628)	$76.94
Nonvested at September 30, 2020	93,673	$76.45

For restricted stock and stock units (performance-contingent and time-vested) that vested during fiscal years 2020, 2019, and 2018, the Company withheld 41,353 shares, 28,731 shares and 34,922 shares, respectively, at weighted average prices of $77.07, $79.23 and $81.65 per share, respectively, pursuant to elections by employees to satisfy tax withholding obligations. The total fair value of restricted stock (performance-contingent and time-vested) that vested during fiscal years 2020, 2019, and 2018 was $9.8, $7.6, and $10.5, respectively, and the related tax benefit was $3.7, $2.9, and $4.0, respectively. None of the tax benefits have been realized.

In fiscal 2019, the Company gave participants in the EIP the ability to defer a portion or all of their award. Participants have elected to defer 59,408 shares and  80,760 shares (at target payout) in fiscal years 2020 and 2019, respectively. Based on actual performance, these awards will be issued in cash, not shares, once the performance requirements have been achieved, so related amounts are reflected as temporary equity on the consolidated balance sheet.

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

The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, are estimated using the closing price of the Company’s stock on the grant date. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value of the awards subject to the TSR provision awarded during fiscal years 2020, 2019 and 2018 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2020	2019	2018
Risk-free interest rate	1.57%	2.88%	1.76%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	16.8%	17.0%	16.0%
Vesting period	3.0 years	3.0 years	2.9 years

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

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	2020	2019	2018
Total compensation cost	$9.4	$8.6	$6.9
Compensation cost capitalized	(0.6)	(1.4)	(1.3)
Prior period disallowed stock compensation capitalization	—	—	6.9
Compensation cost recognized in net income	8.8	7.2	12.5
Income tax benefit recognized in net income	(2.1)	(1.7)	(4.0)
Compensation cost recognized in net income, net of income tax	$6.7	$5.5	$8.5

As of September 30, 2020, there was $10.8 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.75 years.

4. EARNINGS PER COMMON SHARE

	2020	2019	2018
Basic Earnings Per Common Share:
Net Income	$88.6	$184.6	$214.2
Less: Provision for preferred dividends	14.8	5.3	—
Income allocated to participating securities	0.1	0.4	0.5
Net Income Available to Common Shareholders	$73.7	$178.9	$213.7
Weighted Average Common Shares Outstanding (in millions)	51.2	50.7	49.1
Basic Earnings Per Share of Common Stock	$1.44	$3.53	$4.35
Diluted Earnings per Common Share:
Net Income	$88.6	$184.6	$214.2
Less: Provision for preferred dividends	14.8	5.3	—
Income allocated to participating securities	0.1	0.4	0.5
Net Income Available to Common Shareholders	$73.7	$178.9	$213.7
Weighted Average Common Shares Outstanding (in millions)	51.2	50.7	49.1
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.1	0.1	0.2
Weighted Average Diluted Common Shares (in millions)	51.3	50.8	49.3
Diluted Earnings Per Share of Common Stock	$1.44	$3.52	$4.33

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.1	0.1	0.4

5. SHAREHOLDERS’ EQUITY

Spire

Preferred Stock

At September 30, 2020 and 2019, Spire had authorized 5,000,000 shares of preferred stock.

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

ATM Program

On February 6, 2019, Spire entered into an at-the-market (ATM) equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Proceeds from this program are intended to be used (i) to fund, in part, investments related to the construction of infrastructure and infrastructure improvements in the Utilities, as well as pipelines and storage, and (ii) for general corporate purposes, including repayment of short-term debt and the adjustment from time to time of the Company’s capital structure. Under this program, for the year ended September 30, 2020, Spire issued 446,619 shares, generating $32.0 of proceeds net of issuance costs, and for the year ended September 30, 2019, Spire issued 179,630 shares, generating $14.4 of proceeds net of issuance costs.

Other Equity Information

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 207,254 and 201,148 shares at September 30, 2020 and November 13, 2020, respectively, remaining available for issuance under this Form S-3. Spire also has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

Spire Missouri

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock or to make loans to its parent company. These mortgage restrictions are applicable regardless of whether the stock is publicly held or held solely by Spire Missouri’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953 would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8.0 plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953 to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2020 and 2019, the amount under the mortgage’s formula that was available to pay dividends was $1,269.4 and $1,182.4, respectively. Thus, all of Spire Missouri’s retained earnings were free from such dividend restrictions as of those dates.

Spire Missouri has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022. Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021. As of September 30, 2020, $125.0 remained available under this authorization.

At September 30, 2020 and 2019, Spire Missouri had authorized 1,480,000 shares of preferred stock, but none were issued and outstanding.

Spire Alabama

At September 30, 2020 and 2019, Spire Alabama had authorized 120,000 shares of preferred stock, but none were issued and outstanding.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), net of income taxes, recognized in the balance sheets at September 30 were as follows:

	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Net Unrealized Losses on Available-for- Sale Debt Securities	Total
Spire
Balance at September 30, 2018	$7.9	$(1.5)	$—	$6.4
Other comprehensive (loss) income	(36.9)	(0.9)	0.1	(37.7)
Balance at September 30, 2019	(29.0)	(2.4)	0.1	(31.3)
Other comprehensive loss	(9.4)	(0.5)	—	(9.9)
Balance at September 30, 2020	$(38.4)	$(2.9)	$0.1	$(41.2)

Spire Missouri
Balance at September 30, 2018	$—	$(1.6)	$—	$(1.6)
Other comprehensive loss	—	(0.8)	—	(0.8)
Balance at September 30, 2019	—	(2.4)	—	(2.4)
Other comprehensive loss	—	(0.5)	—	(0.5)
Balance at September 30, 2020	$—	$(2.9)	$—	$(2.9)

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

6. LONG-TERM DEBT

The composition of long-term debt as of September 30 is shown in the following tables.

	2020	2019
Spire
2.52% Senior Notes, due September 1, 2021	$35.0	$35.0
3.31% Notes Payable, due December 15, 2022	25.0	25.0
3.54% Senior Notes, due February 27, 2024	150.0	150.0
3.13% Senior Notes, due September 1, 2026	130.0	130.0
3.93% Senior Notes, due March 15, 2027	100.0	100.0
4.70% Senior Notes, due August 15, 2044	250.0	250.0
Total principal of Spire Missouri long-term debt (see below)	1,098.0	930.0
Total principal of Spire Alabama long-term debt (see below)	475.0	415.0
Other subsidiaries' long-term debt:
4.14% First Mortgage Bonds, due September 30, 2021	20.0	20.0
5.00% First Mortgage Bonds, due September 30, 2031	42.0	42.0
2.95% Notes, with annual principal payments through December 2034	135.0	—
3.52% First Mortgage Bonds, due September 30, 2049	40.0	40.0
Total principal of long-term debt	2,500.0	2,137.0
Less: Unamortized discounts and debt issuance costs	(15.9)	(14.4)
Less: Current portion	(60.4)	(40.0)
Long-term debt, excluding current portion	$2,423.7	$2,082.6
Spire Missouri
Floating-rate note due December 1, 2021	$—	$100.0
First Mortgage Bonds:
3.00% Series, due March 15, 2023	55.0	55.0
3.40% Series, due August 15, 2023	250.0	250.0
3.40% Series, due March 15, 2028	45.0	45.0
7.00% Series, due June 1, 2029	19.3	25.0
2.84% Series, due November 15, 2029	275.0	—
7.90% Series, due September 15, 2030	30.0	30.0
3.68% Series, due September 15, 2032	50.0	50.0
6.00% Series, due May 1, 2034	99.3	100.0
6.15% Series, due June 1, 2036	54.5	55.0
4.63% Series, due August 15, 2043	99.9	100.0
4.23% Series, due September 15, 2047	70.0	70.0
4.38% Series, due September 15, 2057	50.0	50.0
Total principal of Spire Missouri long-term debt	1,098.0	930.0
Less: Unamortized discounts and debt issuance costs	(6.0)	(5.0)
Less: Current portion	—	—
Spire Missouri long-term debt, excluding current portion	$1,092.0	$925.0
Spire Alabama
5.20% Notes, due January 15, 2020	$—	$40.0
3.86% Notes, due December 22, 2021	50.0	50.0
3.21% Notes, due September 15, 2025	35.0	35.0
2.88% Notes, due December 1, 2029	100.0	—
5.90% Notes, due January 15, 2037	45.0	45.0
4.31% Notes, due December 1, 2045	80.0	80.0
3.92% Notes, due January 15, 2048	45.0	45.0
4.64% Notes, due January 15, 2049	90.0	90.0
4.02% Notes, due January 15, 2058	30.0	30.0
Total principal of Spire Alabama long-term debt	475.0	415.0
Less: Unamortized discounts and debt issuance costs	(3.2)	(2.8)
Less: Current portion	—	(40.0)
Spire Alabama long-term debt, excluding current portion	$471.8	$372.2

Maturities of long-term debt for Spire on a consolidated basis, Spire Missouri and Spire Alabama for the five fiscal years after September 30, 2020 are as follows:

	2021	2022	2023	2024	2025
Spire	$60.4	$55.8	$336.2	$156.6	$42.0
Spire Missouri	—	—	305.0	—	—
Spire Alabama	—	50.0	—	—	35.0

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of September 30, 2020, there were no events of default under these financial covenants.

Spire

At September 30, 2020, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,500.0, of which $1,098.0 was issued by Spire Missouri, $475.0 was issued by Spire Alabama and $237.0 was issued by other subsidiaries. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemption of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Interest expense shown on Spire’s consolidated statement of income is net of capitalized interest totaling $5.8, $6.8 and $2.6 for the years ended September 30, 2020, 2019 and 2018, respectively.

As indicated in Note 5, Shareholders’ Equity, Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities.

Spire Missouri

At September 30, 2020, including the current portion (none) but excluding unamortized discounts and debt issuance costs, Spire Missouri had long-term debt totaling $1,098.0. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. Interest expense shown on Spire Missouri’s statement of comprehensive income is net of capitalized interest totaling $0.8, $1.9 and $0.9 for the years ended September 30, 2020, 2019 and 2018, respectively.

As indicated in Note 5, Shareholders’ Equity, Spire Missouri has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt and preferred stock, which expires on May 14, 2022. Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021. As of September 30, 2020, $125.0 remained available under this authorization.

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock, which are described in Note 5, Shareholders’ Equity.

Spire Alabama

At September 30, 2020, including the current portion but excluding unamortized debt issuance costs, Spire Alabama had fixed-rate long-term debt totaling $475.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Interest expense shown on Spire Alabama’s statement of income is net of capitalized interest totaling $1.9 for the year ended September 30, 2020.

Because Spire Alabama has no standing authority to issue long-term debt, it must petition the APSC for each planned issuance. On March 24, 2020, the APSC approved an application for up to $150.0 of additional long-term debt financing.

7. NOTES PAYABLE AND CREDIT AGREEMENTS

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring October 31, 2023. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment, with commitment fees applied for each borrower relative to its credit rating. Spire may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on September 30, 2020, total debt was less than 60% of total capitalization for each borrower.

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

Information about Spire’s consolidated short-term borrowings and about Spire Missouri’s and Spire Alabama’s borrowings from Spire is presented in the following table. As of September 30, 2020, $449.8 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire (Parent Only)			Spire Missouri		Spire Alabama		Spire
	Credit	Term	CP	Credit	Spire	Credit	Spire	Consol-
	Facility	Loan	Program	Facility	Note	Facility	Note	idated
Year Ended September 30, 2020
Weighted average borrowings	$0.1	$77.5	$476.1	$17.9	$242.0	$4.6	$89.0	$576.2
Lowest borrowings outstanding	—	—	73.5	—	16.0	—	18.5	432.6
Highest borrowings outstanding	23.1	150.0	856.6	185.1	429.5	50.0	161.3	856.6
Weighted average interest rate	1.9%	1.6%	1.7%	1.9%	1.5%	1.9%	1.4%	1.7%
As of September 30, 2020
Borrowings outstanding	$—	$150.0	$498.0	$—	$301.2	$—	$121.3	$648.0
Weighted average interest rate	n/a	1.1%	0.2%	n/a	0.2%	n/a	0.2%	0.6%
As of September 30, 2019
Borrowings outstanding	$—	$—	$743.2	$—	$386.4	$—	$128.7	$743.2
Weighted average interest rate	n/a	n/a	2.3%	n/a	2.3%	n/a	2.3%	2.3%

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis were as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of September 30, 2020
Cash and cash equivalents	$4.1	$4.1	$4.1	$—
Notes payable	648.0	648.0	—	648.0
Long-term debt, including current portion	2,484.1	2,908.6	—	2,908.6
As of September 30, 2019
Cash and cash equivalents	$5.8	$5.8	$5.8	$—
Notes payable	743.2	743.2	—	743.2
Long-term debt, including current portion	2,122.6	2,373.4	—	2,373.4
Spire Missouri
As of September 30, 2020
Notes payable - associated companies	$301.2	$301.2	$—	$301.2
Long-term debt	1,092.0	1,313.5	—	1,313.5
As of September 30, 2019
Cash and cash equivalents	$2.6	$2.6	$2.6	$—
Notes payable - associated companies	386.4	386.4	—	386.4
Long-term debt	925.0	1,065.2	—	1,065.2
Spire Alabama
As of September 30, 2020
Notes payable - associated companies	$121.3	$121.3	$—	$121.3
Long-term debt, including current portion	471.8	576.9	—	576.9
As of September 30, 2019
Notes payable - associated companies	$128.7	$128.7	$—	$128.7
Long-term debt, including current portion	412.2	474.8	—	474.8

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

Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no material Level 3 balances as of September 30, 2020 or 2019. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2020
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$21.9	$—	$—	$—	$21.9
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	27.7	—	(25.4)	2.3
Natural gas commodity contracts	—	14.5	0.4	—	14.9
Other:
U.S. stock/bond mutual funds	18.6	—	—	—	18.6
Total	$47.1	$42.2	$0.4	$(32.0)	$57.7
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.7	21.4	—	(22.1)	—
Natural gas commodity contracts	—	22.3	—	—	22.3
Other:
Interest rate swaps	—	54.2	—	—	54.2
Total	$1.6	$97.9	$—	$(23.0)	$76.5

As of September 30, 2019
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.5	$—	$—	$—	$20.5
Gas Marketing:
NYMEX/ICE natural gas contracts	0.9	6.5	—	(6.9)	0.5
Natural gas commodity contracts	—	16.8	—	(2.5)	14.3
Other:
U.S. stock/bond mutual funds	15.5	—	—	—	15.5
Total	$36.9	$23.3	$—	$(9.4)	$50.8
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$12.3	$—	$—	$(12.3)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.4	8.5	—	(8.9)	—
Natural gas commodity contracts	—	13.8	0.1	(2.5)	11.4
Other:
Interest rate swaps	—	43.4	—	—	43.4
Total	$12.7	$65.7	$0.1	$(23.7)	$54.8

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2020
ASSETS
U.S. stock/bond mutual funds	$21.9	$—	$—	$—	$21.9
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
Total	$28.5	$—	$—	$(6.6)	$21.9

LIABILITIES
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—

As of September 30, 2019
ASSETS
U.S. stock/bond mutual funds	$20.5	$—	$—	$—	$20.5
LIABILITIES
NYMEX/ICE natural gas contracts	$12.3	$—	$—	$(12.3)	$—

Spire Alabama

Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of September 30, 2020, and September 30, 2019, there were no gasoline derivatives outstanding.

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

In the course of its business, Spire’s gas marketing subsidiary, Spire Marketing (including a wholly owned subsidiary), enters into commitments associated with the purchase or sale of natural gas. Certain of Spire Marketing’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of Spire Marketing’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2020, the fair values of 278.3 million MMBtu of non-exchange-traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 233.1 million MMBtu will settle during fiscal 2021, and 35.7 million MMBtu, 5.8 million MMBtu, 1.3 million MMBtu, 1.6 million MMBtu, and 0.8 million MMBtu will settle during fiscal years 2022, 2023, 2024, 2025, and 2026, respectively. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period.

Furthermore, Spire Marketing manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures, swap, and option contracts to lock in margins.

At September 30, 2020, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations. Spire Marketing’s NYMEX and ICE natural gas futures, swap and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.

In August 2018, Spire entered into a three- year interest rate swap with a fixed interest rate of 2.7675% and a notional amount of $100.0 to protect itself against adverse movements in interest rates. In the first quarter of 2020, the Company settled this position, resulting in a loss of $2.5 which will be amortized to interest expense over the hedged periods. During the first quarter of fiscal 2019, the Company entered into a three-year interest rate swap with a fixed interest rate of 3.250% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a cumulative $53.7 mark-to-market loss in accumulated other comprehensive loss on this swap at September 30, 2020. In the second quarter of 2020, the Company entered into multiple interest rate swaps with fixed interest rates ranging from 0.921% to 1.3105% for a total notional amount of $150.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $0.5 mark-to-market loss to comprehensive income for these swaps for the twelve months ended September 30, 2020. In the third quarter of fiscal 2020, the Company entered into a ten-year interest rate swap with a fixed interest rate of 0.761% and a notional amount of $40.0 to protect itself against adverse movements in interest rates on future interest rate payments. In the fourth quarter of 2020 the Company settled this hedged position, resulting in a loss of $0.3 which will be amortized to interest expense over the hedged periods.

The Company’s and Spire Missouri’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX and ICE natural gas futures and swap positions at September 30, 2020 and 2019 were as follows:

	September 30, 2020		September 30, 2019
Gas Marketing	Notional (MMBtu millions)	Maximum Term (Months)	Notional (MMBtu millions)	Maximum Term (Months)
Natural gas futures purchased	22.9	41	29.1	36
Natural gas options purchased, net	4.8	6	6.9	12
Natural gas basis swaps purchased	6.2	24	90.1	36

Gas Utility
Natural gas futures purchased	25.9	12	69.0	12

At September 30, 2020, neither Spire Missouri nor Spire Marketing had any further price mitigation in place.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets of the Company at fair value, and the change in fair value of the effective portion of these hedge instruments is recorded, net of income tax, in other comprehensive income or loss (OCI). Accumulated other comprehensive income or loss (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2020, it is expected that an immaterial amount of unrealized gains will be reclassified into the Consolidated Statements of Income of the Company during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Consolidated Statements of Cash Flows.

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2020	2019	2018
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Interest rate swaps		(8.9)	(46.4)	3.9
Total		$(8.9)	$(46.4)	$3.9
Effective portion of gain (loss) reclassified from AOCI to income:
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	—	—	0.1
Interest rate swaps	Interest Expense	(3.2)	1.3	1.4
Total		$(3.2)	$1.3	$1.5

Derivatives Not Designated as Hedging Instruments*
Gain (loss) recognized in income on derivatives:
Natural gas commodity contracts	Gas Marketing Operating Revenues	$9.2	$2.5	$10.2
	Gas Marketing Operating Expenses	—	(8.4)	(8.1)
NYMEX / ICE natural gas contracts	Gas Marketing Operating Revenues	(11.8)	—	—
Total		$(2.6)	$(5.9)	$2.1

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2020	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Other: Interest rate swaps	Derivative Instrument Liability	$—	Derivative Instrument Liability	$54.2
Subtotal		—		54.2

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Accounts Receivable – Other	6.3	Accounts Receivable – Other	0.9
Gasoline and heating oil contracts	Derivative Instrument Assets	0.3		—
Gas Marketing:
NYMEX / ICE natural gas contracts	Derivative Instrument Assets	20.5	Derivative Instrument Assets	21.3
	Deferred Charges – Other	7.2	Deferred Charges – Other	0.8
Natural gas commodity	Derivative Instrument Assets	13.5	Derivative Instrument Assets	—
	Deferred Charges – Other	1.4	Deferred Charges – Other	—
	Current Liabilities – Other	—	Current Liabilities – Other	16.8
	Deferred Credits – Other	—	Deferred Credits – Other	5.5
Subtotal		49.2		45.3
Total derivatives		$49.2		$99.5

September 30, 2019
Derivatives designated as hedging instruments
Other: Interest rate swaps	Derivative Instrument Liability	$—	Derivative Instrument Liability	$43.4
Subtotal		—		43.4

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Accounts Receivable – Other	—	Accounts Receivable – Other	12.3
Gas Marketing:
NYMEX / ICE natural gas contracts	Derivative Instrument Assets	7.0	Derivative Instrument Assets	7.3
	Deferred Charges – Other	0.5	Deferred Charges – Other	1.6
Natural gas commodity	Derivative Instrument Assets	10.4	Derivative Instrument Assets	0.9
	Deferred Charges – Other	4.8	Deferred Charges – Other	—
	Current Liabilities – Other	1.4	Current Liabilities – Other	11.5
	Deferred Credits – Other	0.1	Deferred Credits – Other	1.5
Subtotal		24.2		35.1
Total derivatives		$24.2		$78.5

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

	2020	2019
Fair value of derivative assets presented above	$49.2	$24.2
Fair value of cash margin receivable offset with derivatives	(9.0)	14.3
Netting of assets and liabilities with the same counterparty	(23.0)	(23.7)
Total	$17.2	$14.8
Derivative Instrument Assets, per Consolidated Balance Sheets:
Current Assets – Other	$15.8	$4.2
Deferred Charges and Other Assets – Other	1.4	10.6
Total	$17.2	$14.8

Fair value of derivative liabilities presented above	$99.5	$78.5
Netting of assets and liabilities with the same counterparty	(23.0)	(23.7)
Total	$76.5	$54.8
Derivative Instrument Liabilities, per Consolidated Balance Sheets:
Current Liabilities – Other	$71.0	$50.0
Deferred Credits and Other Liabilities – Other	5.5	4.8
Total	$76.5	$54.8

Additionally, at September 30, 2020 and 2019, the Company had $7.6 and $8.1, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.

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

From time to time, Spire Missouri purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. These contracts are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, Derivatives and Hedging. The gains or losses on these derivative instruments are not subject to Spire Missouri’s PGA clause. At September 30, 2020, Spire Missouri had an immaterial amount of gasoline futures contracts outstanding.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of income tax, in OCI. AOCI is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2020, it is expected that an immaterial amount of pre-tax gains will be reclassified into the statements of income during fiscal 2021. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the statements of cash flows.

Spire Missouri’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at September 30, 2020 were as follows:

	September 30, 2020
	Notional (MMBtu millions)	Maximum Term (Months)
Natural gas futures purchased	25.9	12

At September 30, 2020, Spire Missouri had no other price mitigation derivatives in place.

Effect of Derivative Instruments on the Statements of Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2020	2019	2018
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Gasoline and heating oil contracts		$—	$—	$—
Effective portion of gain (loss) reclassified from AOCI to income:
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	$—	$—	$0.1

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

Fair Value of Derivative Instruments in the Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2020	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas contracts	Accounts Receivable – Other	$6.3	Accounts Receivable – Other	$0.9
Gasoline and heating oil contracts	Derivative Instrument Assets	0.3		—
Total derivatives		$6.6		$0.9

September 30, 2019
Derivatives not designated as hedging instruments
Natural gas contracts	Accounts Receivable – Other	$—	Accounts Receivable – Other	$12.3

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in Spire Missouri’s Balance Sheets:

	2020	2019
Fair value of derivative assets presented above	$6.6	$—
Fair value of cash margin (payable) receivable offset with derivatives	(5.7)	12.3
Netting of assets and liabilities with the same counterparty	(0.9)	(12.3)
Total	$—	$—

Fair value of derivative liabilities presented above	$0.9	$12.3
Netting of assets and liabilities with the same counterparty	(0.9)	(12.3)
Total	$—	$—

Additionally, at September 30, 2019 and 2018, Spire Missouri had $7.2 and $7.8, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.

Spire Alabama

Spire Alabama periodically employs a gasoline derivative program to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. The gains or losses on these derivative instruments are not subject to Spire Alabama’s GSA rider. The level of contracts outstanding as of September 30, 2020 and 2019 were not material.

11. CONCENTRATIONS OF CREDIT RISK

Spire’s Gas Utility segment serves 1.7 million customers in three states across multiple rate classes resulting in a significant amount of revenue diversity. Credit risk is mitigated by the high percentage of residential customers as well as the geographic diversity of the Utilities, though customers for each of the Utilities are concentrated in a single state.

Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $73.0 at September 30, 2020. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that customers in this group may be affected similarly by changes in economic, industry, or other conditions. Spire Marketing also has concentrations of credit risk with certain individually significant counterparties. At September 30, 2020, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $35.7. Four of these five counterparties are investment-grade rated integrated utilities, while the fifth is not rated but is a subsidiary of an investment-grade rated company.

To manage these risks, Spire Marketing has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, Spire Marketing may require credit assurances such as prepayments, letters of credit, or parental guaranties. In addition, Spire Marketing may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry with whom it conducts both sales and purchases of natural gas. Where there is no netting arrangement, Spire Marketing records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable.

12. INCOME TAXES

The Company, Spire Missouri, and Spire Alabama are subject to federal income tax as well as income tax in various state and local jurisdictions. Spire files a consolidated federal income tax return and various state income tax returns and allocates income taxes to Spire Missouri, Spire Alabama and its other subsidiaries as if each entity were a separate taxpayer.

The provision (benefit) for income taxes during the fiscal years ended September 30, 2020, 2019, and 2018 was as follows:

	Spire			Spire Missouri			Spire Alabama
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Federal:
Current	$0.4	$0.6	$—	$—	$—	$—	$—	$—	$—
Deferred	5.8	27.4	(22.7)	14.9	11.5	(26.1)	17.4	16.3	81.5
Investment tax credits	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	—	—	—
State and local:
Current	3.0	2.1	2.2	0.1	—	—	—	—	—
Deferred	3.4	4.6	(5.8)	2.5	2.0	(6.3)	4.6	4.2	0.1
Total income tax expense (benefit)	$12.4	$34.5	$(26.5)	$17.3	$13.3	$(32.6)	$22.0	$20.5	$81.6

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	Spire			Spire Missouri			Spire Alabama
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Federal income tax statutory rate	21.0%	21.0%	24.5%	21.0%	21.0%	24.5%	21.0%	21.0%	24.5%
State and local income taxes, net of federal income tax benefits	9.0	3.6	3.4	2.6	2.6	3.4	4.1	4.1	3.8
Certain expenses capitalized on books and deducted on tax return	(6.6)	(3.8)	(2.3)	(4.6)	(6.5)	(4.6)	—	—	—
Taxes related to prior years	(1.8)	0.2	(0.4)	(1.4)	0.1	(0.7)	0.1	—	—
Tax law changes	—	—	(35.9)	—	—	(50.3)	—	—	70.0
Amortization of excess deferred taxes	(8.3)	(3.8)	(1.8)	(5.7)	(6.6)	(3.6)	—	—	—
Other items – net *	(1.0)	(1.4)	(1.6)	(0.2)	(0.3)	(2.5)	(0.1)	0.2	0.1
Effective income tax rate	12.3%	15.8%	(14.1)%	11.7%	10.3%	(33.8)%	25.1%	25.3%	98.4%
*	Other consists primarily of property adjustments.

The significant items comprising the net deferred tax liability or asset as of September 30 were as follows:

	Spire		Spire Missouri		Spire Alabama
	2020	2019	2020	2019	2020	2019
Deferred tax assets:
Reserves not currently deductible	$24.8	$31.4	$16.7	$21.2	$5.9	$6.2
Pension and other postretirement benefits	108.3	102.7	78.5	78.7	—	—
Goodwill	—	—	—	—	101.3	116.8
Operating losses	170.4	162.2	36.0	51.1	111.3	94.2
Regulatory amount due to customers, net	36.1	46.5	32.3	42.7	—	—
Other	44.7	20.0	—	1.2	—	—
Deferred tax assets	384.3	362.8	163.5	194.9	218.5	217.2
Less: Valuation allowance	(0.9)	(1.8)	(0.9)	(1.8)	—	—
Total deferred tax assets	383.4	361.0	162.6	193.1	218.5	217.2
Deferred tax liabilities:
Relating to property	(614.0)	(562.9)	(427.1)	(395.1)	(151.4)	(129.3)
Regulatory pension and other postretirement benefits	(138.4)	(135.9)	(107.4)	(111.7)	(3.4)	(2.0)
Other**	(142.4)	(113.6)	(62.8)	(50.9)	(4.4)	(4.6)
Total deferred tax liabilities	(894.8)	(812.4)	(597.3)	(557.7)	(159.2)	(135.9)
Net deferred tax (liability) asset	$(511.4)	$(451.4)	$(434.7)	$(364.6)	$59.3	$81.3
**	For Spire, Other consists primarily of goodwill-related liabilities.

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

As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC Topic 980, Regulated Operations. Reductions in deferred income tax balances due to the reduction in the corporate income tax rate resulted in amounts previously collected from utility customers for these deferred taxes becoming refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. In fiscal 2018, the MoPSC Amended Report and Order took effect and the estimated excess accumulated deferred income tax began to be returned to Spire Missouri customers in rates. The amount being returned is estimated with a tracker established to defer the difference from the estimated amounts to the actual amounts once the actual amounts have been calculated. Excess accumulated deferred taxes of $8.4 were returned by Spire Missouri during both fiscal 2020 and 2019. The treatment for accumulated deferred income tax balances for Spire Alabama, Spire Gulf and Spire Mississippi is yet to be determined by state regulators.

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

The Company had federal and state loss carryforwards of approximately $726.8 at September 30, 2020. The loss carryforwards begin to expire in fiscal 2030 for certain state purposes and fiscal 2035 for federal and other states purposes. The Company also had contribution carryforwards of approximately $9.3 at September 30, 2020, which began to expire this year. The Company has a valuation allowance of $3.6, as a portion of the contribution carryforward will not be realized prior to its expiration. The Company also has various tax credit carryforwards of approximately $2.9 along with a valuation allowance of $0.1 as a portion of these tax credits began to expire in 2020.

Spire Missouri had federal and state loss carryforwards of approximately $207.8 at September 30, 2020 on a separate company basis, which begin to expire in fiscal 2035. For federal tax purposes, these loss carryforwards may be utilized against income from another member of the consolidated group. Spire Missouri also has contribution carryforwards of approximately $5.4 at September 30, 2020 that began to expire this year. Spire Missouri has a valuation allowance of $3.0, as a portion of the contribution carryforward will not be realized prior to its expiration. Spire Missouri also has approximately $2.0 of various tax credit carryforwards, and a valuation allowance of $0.1 as a portion of these tax credits began to expire in 2020.

On a separate company basis, Spire Alabama had federal and state loss carryforwards of approximately $443.5 at September 30, 2020. The loss carryforwards begin to expire in fiscal 2030 for state purposes and fiscal 2035 for federal purposes. For federal tax purposes, these loss carryforwards may be utilized against income from another member of the consolidated group.

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

	Spire			Spire Missouri
	2020	2019	2018	2020	2019	2018
Unrecognized tax benefits, beginning of year	$10.7	$8.1	$11.0	$10.4	$7.8	$10.7
Decrease related to tax law changes	—	—	(4.0)	—	—	(4.0)
Increases related to tax positions taken in current year	2.6	4.5	1.2	2.6	4.5	1.1
Reductions related to tax positions taken in prior year	—	(1.9)	—	—	(1.9)	—
Reductions due to lapse of applicable statute of limitations	(0.1)	—	(0.1)	—	—	—
Unrecognized tax benefits, end of year	$13.2	$10.7	$8.1	$13.0	$10.4	$7.8

As of September 30, 2020 and 2019, the amounts of unrecognized tax benefits which, if recognized, would affect the effective tax rate were $2.9 and $2.5 , respectively, for the Company and $2.7 and $2.2, respectively, for Spire Missouri. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the unrecognized tax benefits. The Company and Spire Missouri do not expect that any such change will be significant to the balance sheets. Spire Alabama reported no unrecognized tax benefits for fiscal years 2020, 2019, and 2018.

The Company, Spire Missouri, and Spire Alabama record potential interest and penalties related to uncertain tax positions as interest expense and other income deductions, respectively. As of September 30, 2020 and 2019, interest accrued associated with uncertain tax positions was de minimis, and no penalties were accrued.

The Company, Spire Missouri, and Spire Alabama are no longer subject to examination for fiscal years prior to 2017, except to the extent the net operating losses from prior years are reviewed.

13. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The pension plans of Spire consist of plans for employees at Spire Missouri, the employees of Spire Alabama and employees of the subsidiaries of Spire EnergySouth.

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

The net periodic pension costs include the following components:

	Spire			Spire Missouri			Spire Alabama
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost – benefits earned during the period	$22.5	$19.3	$20.2	$15.7	$12.4	$12.7	$6.1	$6.2	$6.4
Interest cost on projected benefit obligation	22.6	28.2	27.4	15.8	19.8	19.5	4.9	6.0	5.5
Expected return on plan assets	(35.0)	(36.3)	(37.0)	(24.6)	(25.5)	(27.2)	(6.9)	(7.3)	(6.5)
Amortization of prior service (credit) cost	(2.5)	(1.1)	(0.9)	0.1	0.9	0.9	(2.4)	(1.8)	(1.8)
Amortization of actuarial loss	14.4	9.3	10.9	11.3	8.7	9.4	3.1	0.8	1.5
Loss on lump-sum settlements and curtailments	31.6	—	18.6	26.6	—	16.1	5.0	—	2.4
Subtotal	53.6	19.4	39.2	44.9	16.3	31.4	9.8	3.9	7.5
Regulatory adjustment	6.6	39.6	37.4	3.9	31.8	32.1	1.8	6.9	4.5
Net pension cost	$60.2	$59.0	$76.6	$48.8	$48.1	$63.5	$11.6	$10.8	$12.0

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income or loss include the following:

	Spire			Spire Missouri			Spire Alabama
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Current year actuarial loss (gain)	$68.0	$90.9	$(1.4)	$37.8	$59.0	$2.2	$24.4	$26.3	$(0.6)
Amortization of actuarial loss	(14.4)	(9.3)	(10.9)	(11.3)	(8.7)	(9.4)	(3.1)	(0.8)	(1.5)
Acceleration of loss recognized due to settlement	(31.7)	—	(18.5)	(26.6)	—	(16.1)	(5.1)	—	(2.4)
Current year service credit	(4.4)	(10.2)	(0.1)	(4.4)	(3.7)	—	—	(6.5)	—
Transfer due to merger	—	—	0.1	—	—	0.1	—	—	—
Amortization of prior service credit (cost)	2.5	1.1	(2.9)	(0.1)	(0.9)	(0.9)	2.4	1.8	—
Amortization of transition asset	—	—	1.8	—	—	—	—	—	1.8
Subtotal	20.0	72.5	(31.9)	(4.6)	45.7	(24.1)	18.6	20.8	(2.7)
Regulatory adjustment	(19.5)	(71.7)	31.6	5.1	(44.9)	23.8	(18.6)	(20.8)	2.7
Total recognized in OCI	$0.5	$0.8	$(0.3)	$0.5	$0.8	$(0.3)	$—	$—	$—

Spire pension obligations are driven by separate plan and regulatory provisions governing Spire Missouri, Spire Alabama and Spire EnergySouth pension plans.

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. In the fiscal year ended September 30, 2020, two Spire Missouri plans and one Spire Alabama plan met the criteria for settlement recognition, requiring re-measurement of the obligation under those plans using updated census data and assumptions for discount rate and mortality. For the remeasurements, the discount rates for the Missouri plans were updated to 2.85% at September 30, 2020 (from 3.2% at September 30, 2019), and the discount rate for the Alabama plan was updated to 2.95% (from 3.20%). Lump-sum payments recognized as settlements during fiscal year 2020 was $89.3 ($74.5 attributable to Spire Missouri and $14.8 to Spire Alabama).

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

Effective April 19, 2018, the pension cost for Spire Missouri’s western territory (Missouri West) included in customer rates was reduced from $9.9 to $5.5 per year, the pension cost included in Spire Missouri’s eastern territory (Missouri East) customer rates was increased from $15.5 to $29.0 per year. Over an amortization period of eight years, Missouri East rates also include the amortization of $173.0 of assets for pension and other postretirement benefits, and Missouri West rates will be reduced by the amortization of a $26.2 net liability for pension and other postretirement benefits.

The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.

The following table shows the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2020	2019	2020	2019	2020	2019
Benefit obligation, beginning of year	$751.4	$664.6	$538.4	$473.3	$152.5	$136.3
Service cost	22.5	19.3	15.7	12.4	6.1	6.2
Interest cost	22.6	28.2	15.8	19.8	4.9	6.0
Actuarial loss (gain)	37.5	104.8	15.6	76.0	18.4	23.7
Plan amendments	(4.4)	(10.2)	(4.4)	(3.7)	—	(6.5)
Settlement loss	16.5	—	16.5	—	—	—
Settlement benefits paid	(89.3)	—	(74.5)	—	(14.8)	—
Regular benefits paid	(24.2)	(55.3)	(17.9)	(39.4)	(3.6)	(13.2)
Benefit obligation, end of year	$732.6	$751.4	$505.2	$538.4	$163.5	$152.5
Accumulated benefit obligation, end of year	$699.3	$712.9	$473.7	$500.2	$161.8	$152.3

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2020	2019	2020	2019	2020	2019
Fair value of plan assets, beginning of year	$521.8	$499.2	$379.2	$349.1	$93.3	$101.3
Actual return on plan assets	21.1	50.1	19.1	42.4	1.0	4.7
Employer contributions	43.7	27.8	30.3	27.1	12.7	0.5
Settlement benefits paid	(89.3)	—	(74.5)	—	(14.8)	—
Regular benefits paid	(24.2)	(55.3)	(17.9)	(39.4)	(3.6)	(13.2)
Fair value of plan assets, end of year	$473.1	$521.8	$336.2	$379.2	$88.6	$93.3
Funded status of plans, end of year	$(259.5)	$(229.6)	$(169.0)	$(159.2)	$(74.9)	$(59.2)

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2020	2019	2020	2019	2020	2019
Current liabilities	$(0.6)	$(0.5)	$(0.6)	$(0.5)	$—	$—
Noncurrent liabilities	(258.9)	(229.1)	(168.4)	(158.7)	(74.9)	(59.2)
Total	$(259.5)	$(229.6)	$(169.0)	$(159.2)	$(74.9)	$(59.2)

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic pension cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2020	2019	2020	2019	2020	2019
Net actuarial loss	$235.6	$213.7	$152.9	$153.1	$78.1	$61.9
Prior service (credit) cost	(25.6)	(23.7)	(2.8)	1.7	(21.1)	(23.5)
Subtotal	210.0	190.0	150.1	154.8	57.0	38.4
Adjustments for amounts included in regulatory assets	(206.7)	(187.1)	(146.8)	(151.9)	(57.0)	(38.4)
Total	$3.3	$2.9	$3.3	$2.9	$—	$—

At September 30, 2020, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2020:

	Spire	Spire Missouri	Spire Alabama
Amortization of net actuarial loss	$16.0	$11.4	$4.6
Amortization of prior service (credit) cost	(3.2)	(0.6)	(2.4)
Subtotal	12.8	10.8	2.2
Regulatory adjustment	(12.5)	(10.5)	(2.2)
Total	$0.3	$0.3	$—

The assumptions used to calculate net periodic pension costs for Spire Missouri are as follows:

	2020	2019	2018
Weighted average discount rate - Spire Missouri East plan	3.20%	4.30%	3.75%
Weighted average discount rate - Spire Missouri West plan	3.15%	4.35%	3.70%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	7.25%	7.50%	7.75%

The assumptions used to calculate net periodic pension costs for Spire Alabama are as follows:

	2020	2019	2018
Weighted average discount rate	3.25%/3.20%	4.35%	3.65%/3.70%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%

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

The assumptions used to calculate the benefit obligations are as follows:

	2020	2019
Weighted average discount rate - Spire Missouri East plan	2.85%	3.20%
Weighted average discount rate - Spire Missouri West plan	2.75%	3.15%
Weighted average discount rate - Spire Alabama plans	2.95%/2.80%	3.20%/3.25%
Weighted average rate of future compensation increase	3.00%	3.00%

Following are the year-end projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	Spire		Spire Missouri		Spire Alabama
	2020	2019	2020	2019	2020	2019
Projected benefit obligation	$732.6	$751.4	$505.2	$538.4	$163.5	$152.5
Accumulated benefit obligation	699.3	712.9	473.7	500.2	161.8	152.3
Fair value of plan assets	473.1	521.8	336.2	379.2	88.6	93.3

Following are the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	2020 Target	2020 Actual	2019 Target	2019 Actual
Return seeking assets	70.0%	70.0%	56.5%	57.0%
Liability hedging assets	30.0%	27.0%	43.5%	39.8%
Other	—%	3.0%	—%	3.2%
Total	100.0%	100.0%	100.0%	100.0%

Spire Alabama	2020 Target	2020 Actual	2019 Target	2019 Actual
Return seeking assets	70.0%	71.0%	60.0%	58.5%
Liability hedging assets	30.0%	27.0%	29.0%	29.8%
Other*	—	2.0%	11.0%	11.7%
Total	100.0%	100.0%	100.0%	100.0%

*	Includes cash for 2020. For 2019, includes cash and funds invested in real estate, commodities, natural resources and inflation-protected securities.

Spire Missouri’s investment policies are designed to maximize, to the extent possible, the funded status of the plans over time, and minimize volatility of funding and costs. The policy seeks to maximize investment returns consistent with these objectives and Spire Missouri’s tolerance for risk. The duration of plan liabilities and the impact of potential changes in asset values on the funded status are fundamental considerations in the selection of plan assets. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with the policy. The policy seeks to avoid significant concentrations of risk by investing in a diversified portfolio of assets, currently including a growth (equity) component and a liability-driven (debt) component. Investments in corporate, U.S. government and agencies, and, to a lesser extent, international debt securities seek to provide duration matching with plan liabilities, and typically have investment grade ratings and reflect allocations across various entities and industries. There are also exposures to additional asset types in the target portfolio: commodities, real estate and inflation-indexed securities. For the Missouri East plan, the investment policy permits the use of derivative instruments, which may be used to achieve the desired market exposure of an index, adjust portfolio duration, or rebalance the total portfolio to the target asset allocation. The growth strategy utilizes a combination of derivative instruments and debt securities to achieve diversified exposure to equity and other markets while generating returns from the fixed-income investments and providing further duration matching with the liabilities. Performance and compliance with the guidelines are regularly monitored. The policy calls for increased allocations to debt securities as the funded status improves.

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

Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter, for Spire, Spire Missouri, and Spire Alabama:

	2021	2022	2023	2024	2025	2026- 2030
Spire	$65.6	$64.1	$60.8	$58.6	$54.4	$246.0
Spire Missouri	49.1	45.6	43.3	41.9	37.7	168.7
Spire Alabama	13.5	15.4	14.3	13.5	13.3	59.0

The funding policy of Spire Missouri and Spire Alabama is to contribute an amount not less than the minimum required by government funding standards nor more than the maximum deductible amount for federal income tax purposes. Spire Missouri’s contributions to the pension plans in fiscal 2021 are anticipated to be $36.4 into the qualified trusts, and $0.6 into the non-qualified plans. Spire Alabama’s contributions to the pension plans in fiscal 2021 are anticipated to be $11.3 into the qualified trusts.

Other Postretirement Benefits

Spire and the Utilities provide certain life insurance benefits at retirement. Spire Missouri plans provide for medical insurance after early retirement until age 65. For retirements prior to January 1, 2015, the Missouri West plans provided medical insurance after retirement until death. The Spire Alabama plans provide medical insurance upon retirement until death for certain retirees depending on the type of employee and the date the employee was originally hired.

Net periodic postretirement benefit costs consist of the following components:

	Spire			Spire Missouri			Spire Alabama
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost – benefits earned during the period	$5.9	$7.4	$9.4	$5.3	$6.8	$9.0	$0.4	$0.4	$0.2
Interest cost on accumulated postretirement benefit obligation	6.3	9.0	8.6	4.7	6.9	6.9	1.4	1.8	1.5
Expected return on plan assets	(16.7)	(16.2)	(13.9)	(11.4)	(11.1)	(9.6)	(5.0)	(4.8)	(4.1)
Amortization of prior service (credit) cost	(0.5)	(0.1)	(0.1)	(0.2)	0.3	0.3	(0.3)	(0.4)	(0.4)
Amortization of actuarial (gain) loss	(2.0)	(0.5)	0.8	(2.0)	(0.5)	0.9	—	—	(0.1)
Subtotal	(7.0)	(0.4)	4.8	(3.6)	2.4	7.5	(3.5)	(3.0)	(2.9)
Regulatory adjustment	16.0	10.0	2.2	17.7	11.7	3.9	(1.8)	(1.8)	(1.8)
Net postretirement benefit cost	$9.0	$9.6	$7.0	$14.1	$14.1	$11.4	$(5.3)	$(4.8)	$(4.7)

Other changes in plan assets and postretirement benefit obligations recognized in OCI include the following:

	Spire			Spire Missouri			Spire Alabama
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Current year actuarial (gain) loss	$(7.3)	$(12.2)	$(45.1)	$(7.6)	$(17.3)	$(47.1)	$1.1	$5.5	$1.6
Amortization of actuarial gain (loss)	2.0	0.5	(0.8)	2.0	0.5	(0.9)	—	—	0.1
Current year prior service credit (cost)	15.8	5.5	—	9.5	4.9	—	6.3	0.6	—
Amortization of current year service cost	—	0.4	—	—	—	—	—	0.4	—
Amortization of prior service (cost) credit	0.5	(0.3)	0.1	0.2	(0.3)	(0.3)	0.3	—	0.4
Subtotal	11.0	(6.1)	(45.8)	4.1	(12.2)	(48.3)	7.7	6.5	2.1
Regulatory adjustment	(11.0)	6.1	45.8	(4.1)	12.2	48.3	(7.7)	(6.5)	(2.1)
Total recognized in OCI	$—	$—	$—	$—	$—	$—	$—	$—	$—

Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Effective April 18, 2018, the recovery in rates for Spire Missouri’s postretirement benefit plans is based on an annual allowance of $8.6. The difference between these amounts and postretirement benefit cost based on the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2020	2019	2020	2019	2020	2019
Benefit obligation, beginning of year	$197.3	$208.1	$147.9	$158.8	$43.4	$43.1
Service cost	5.9	7.4	5.3	6.8	0.4	0.4
Interest cost	6.3	9.0	4.7	6.9	1.4	1.8
Actuarial (gain) loss	0.2	(18.9)	1.7	(19.5)	(0.7)	1.2
Plan amendments	15.8	5.5	9.5	4.9	6.3	0.6
Retiree drug subsidy program	—	0.2	—	0.2	—	—
Benefits paid	(13.2)	(14.0)	(10.7)	(10.2)	(2.5)	(3.7)
Benefit obligation, end of year	$212.3	$197.3	$158.4	$147.9	$48.3	$43.4

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2020	2019	2020	2019	2020	2019
Fair value of plan assets at beginning of year	$279.8	$283.5	$188.9	$189.5	$86.4	$89.6
Actual return on plan assets	24.2	9.7	20.8	9.0	3.1	0.5
Employer contributions	0.2	0.6	0.2	0.6	—	—
Benefits paid	(13.2)	(14.0)	(10.7)	(10.2)	(2.5)	(3.7)
Fair value of plan assets, end of year	$291.0	$279.8	$199.2	$188.9	$87.0	$86.4
Funded status of plans, end of year	$78.7	$82.5	$40.8	$41.0	$38.7	$43.0

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2020	2019	2020	2019	2020	2019
Noncurrent assets	$129.0	$118.3	$90.3	$75.3	$38.7	$43.0
Current liabilities	(0.5)	(0.5)	(0.5)	(0.5)	—	—
Noncurrent liabilities	(49.8)	(35.3)	(49.0)	(33.8)	—	—
Total	$78.7	$82.5	$40.8	$41.0	$38.7	$43.0

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic postretirement benefit cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2020	2019	2020	2019	2020	2019
Net actuarial gain	$(61.7)	$(56.3)	$(58.3)	$(52.6)	$(1.5)	$(2.6)
Prior service (credit) cost	15.5	(1.0)	10.4	0.6	5.1	(1.6)
Subtotal	(46.2)	(57.3)	(47.9)	(52.0)	3.6	(4.2)
Adjustments for amounts included in regulatory assets	46.2	57.3	47.9	52.0	(3.6)	4.2
Total	$—	$—	$—	$—	$—	$—

At September 30, 2020, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost during fiscal 2020:

	Spire	Spire Missouri	Spire Alabama
Amortization of net actuarial gain	$(1.6)	$(1.5)	$—
Amortization of prior service credit	1.0	0.7	0.3
Subtotal	(0.6)	(0.8)	0.3
Regulatory adjustment	0.6	0.8	(0.3)
Total	$—	$—	$—

The assumptions used to calculate net periodic postretirement benefit costs for Spire Missouri are as follows:

	2020	2019	2018
Weighted average discount rate - Spire Missouri plans	3.15%	4.30%	3.60%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets - Spire Missouri plans	6.25%	6.25%	5.75%/7.75%

The assumptions used to calculate net periodic postretirement benefit costs for Spire Alabama are as follows:

	2020	2019	2018
Weighted average discount rate	3.15%	4.30%	3.80%
Expected long-term rate of return on plan assets	5.00%/6.25%	5.00%/6.25%	3.75%/6.00%

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

The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2020	2019
Weighted average discount rate - Spire Alabama plans	2.75%	3.15%
Weighted average discount rate - Spire Missouri plans	2.75%	3.15%
Weighted average rate of future compensation increase - Spire Missouri East plans	3.00%	3.00%

The assumed medical cost trend rates at September 30 are as follows:

	2020	2019
Medical cost trend assumed for next year - Spire Missouri	6.50%	6.75%
Medical cost trend assumed for next year - Spire Alabama	6.50%	6.75%
Rate to which the medical cost trend rate is assumed to decline (the ultimate medical cost trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend	2025	2025

The following table presents the effects of an assumed 1% change in the assumed medical cost trend rate:

	Spire		Spire Missouri		Spire Alabama
	1% Increase	1% Decrease	1% Increase	1% Decrease	1% Increase	1% Decrease
Net periodic postretirement benefit cost	$0.8	$(0.7)	$0.6	$(0.6)	$0.2	$(0.1)
Accumulated postretirement benefit obligation	9.7	(8.7)	6.5	(5.9)	2.6	(2.3)

Following are the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	Target	2020 Actual	2019 Actual
Equity securities	60.0%	57.4%	58.4%
Debt securities	40.0%	37.8%	38.8%
Other (cash and cash equivalents held to make benefit payments)	—%	4.8%	2.8%
Total	100.0%	100.0%	100.0%

Spire Alabama	Target	2020 Actual	2019 Actual
Equity securities	60.0%	61.8%	60.3%
Debt securities	40.0%	38.2%	39.7%
Total	100.0%	100.0%	100.0%

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

Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter for Spire, Spire Missouri, and Spire Alabama:

	2021	2022	2023	2024	2025	2026- 2030
Spire	$14.7	$15.4	$16.1	$16.5	$16.6	$78.2
Spire Missouri	11.7	12.3	12.9	13.2	13.3	61.7
Spire Alabama	2.7	2.8	2.9	3.0	3.0	14.2

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. For Spire Missouri, contributions to the postretirement plans in fiscal 2021 are anticipated to be $4.8 to the qualified trusts and $0.6 paid directly to participants from Spire Missouri funds. It is not anticipated that contributions will be made to the Spire Alabama postretirement plans in fiscal 2021.

Other Plans

Spire Services Inc. sponsors a 401(k) plan that cover substantially all employees of Spire Inc. and its subsidiaries. The plan allows employees to contribute a portion of their base pay in accordance with specific guidelines.  The cost of the defined contribution plan for Spire Inc. totaled $13.6, $13.8, and $12.5 for fiscal years 2020, 2019, and 2018, respectively. Spire Missouri provides a match of such contributions within specific limits. The cost of the defined contribution plan for Spire Missouri amounted to $9.5, $10.0, and $9.0 for fiscal years 2020, 2019, and 2018, respectively. Spire Alabama also provides a match of employee contributions within specific limits. The cost of the defined contribution plan for Spire Alabama amounted to $3.4 , $3.1, and $3.0 for fiscal years 2020, 2019, and 2018, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets

Spire

The table below categorizes the fair value measurements of the Spire pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2020
Cash and cash equivalents	$11.5	$—	$—	$11.5
Equity funds - global (including U.S.)	31.4	195.6	—	227.0
Equity index funds - global (including U.S.)	32.6	—	—	32.6
Debt securities:
U.S. bond funds	48.9	—	—	48.9
U.S. government index funds	78.3	—	—	78.3
Global funds (including U.S.)	—	74.8	—	74.8
Total	$202.7	$270.4	$—	$473.1

As of September 30, 2019
Cash and cash equivalents	$42.5	$—	$—	$42.5
Equity mutual funds - U.S.	40.5	17.0	—	57.5
Equity mutual funds - international	30.1	8.6	—	38.7
Debt securities:
U.S. bond mutual funds	34.8	73.9	—	108.7
U.S. government	52.9	9.5	—	62.4
U.S. corporate	143.7	—	—	143.7
U.S. municipal	4.0	—	—	4.0
International	44.1	7.5	—	51.6
Derivatives and margin receivable	0.2	—	—	0.2
103-12 Direct Filing Entities	—	12.5	—	12.5
Total	$392.8	$129.0	$—	$521.8

The table below categorizes the fair value measurements of Spire’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2020
Cash and cash equivalents	$3.6	$—	$—	$3.6
U.S. stock/bond mutual funds	199.4	72.2	—	271.6
International fund	1.0	14.8	—	15.8
Total	$204.0	$87.0	$—	$291.0

As of September 30, 2019
Cash and cash equivalents	$5.3	$—	$—	$5.3
U.S. stock/bond mutual funds	187.1	71.8	—	258.9
International fund	1.0	14.6	—	15.6
Total	$193.4	$86.4	$—	$279.8

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

Spire Missouri

The table below categorizes the fair value measurements of Spire Missouri’s pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2020
Cash and cash equivalents	$9.5	$—	$—	$9.5
Equity funds - global (including U.S.)	22.1	137.8	—	159.9
Equity index funds - global (including U.S.)	22.8	—	—	22.8
Debt securities:
U.S. bond funds	31.0	—	—	31.0
U.S. government index funds	59.6	—	—	59.6
Global funds (including U.S.)	—	53.4	—	53.4
Total	$145.0	$191.2	$—	$336.2

As of September 30, 2019
Cash and cash equivalents	$41.2	$—	$—	$41.2
Equity mutual funds - U.S.	—	9.1	—	9.1
Equity mutual funds - international	—	3.3	—	3.3
Debt securities:
U.S. bond mutual funds	—	73.9	—	73.9
U.S. government	52.9	6.8	—	59.7
U.S. corporate	143.7	—	—	143.7
U.S. municipal	4.0	—	—	4.0
International	44.1	—	—	44.1
Derivatives and margin receivable	0.2	—	—	0.2
Total	$286.1	$93.1	$—	$379.2

The table below categorizes the fair value measurements of Spire Missouri’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2020
Cash and cash equivalents	$3.0	$—	$—	$3.0
U.S. stock/bond mutual funds	196.2	—	—	196.2
Total	$199.2	$—	$—	$199.2

As of September 30, 2019
Cash and cash equivalents	$5.2	$—	$—	$5.2
U.S. stock/bond mutual funds	183.7	—	—	183.7
Total	$188.9	$—	$—	$188.9

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

Spire Alabama

The table below categorizes the fair value measurements of Spire Alabama’s pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2020
Cash and cash equivalents	$0.9	$—	$—	$0.9
Equity funds - global (including U.S.)	6.1	37.5	—	43.6
Equity index funds - global (including U.S.)	6.4	-	—	6.4
Debt securities:
U.S. bond funds	11.7	—	—	11.7
U.S. government index funds	12.1	—	—	12.1
Global funds (including U.S.)	—	13.9	—	13.9
Total	$37.2	$51.4	$—	$88.6

As of September 30, 2019
Cash and cash equivalents	$0.8	$—	$—	$0.8
Equity mutual funds - U.S.	26.5	5.2	—	31.7
Equity mutual funds - international	19.7	3.5	—	23.2
Debt securities:
U.S. bond mutual funds	22.8	—	—	22.8
U.S. government	—	1.7	—	1.7
International	—	4.9	—	4.9
103-12 Direct Filing Entities	—	8.2	—	8.2
Total	$69.8	$23.5	$—	$93.3

The table below categorizes the fair value measurements of Spire Alabama’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2020
U.S. stock/bond mutual funds	$—	$72.2	$—	$72.2
International fund	—	14.8	—	14.8
Total	$—	$87.0	$—	$87.0

As of September 30, 2019
U.S. stock/bond mutual funds	$—	$71.8	$—	$71.8
International fund	—	14.6	—	14.6
Total	$—	$86.4	$—	$86.4

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

Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Spire Missouri and Spire Alabama, sales of natural gas from Spire Missouri to Spire Marketing, sales of natural gas from Spire Alabama to Spire Marketing, propane transportation services provided by Spire NGL Inc. to Spire Missouri, and propane storage services provided by Spire Missouri to Spire NGL Inc.

Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. In fiscal 2019, this included impacts from ISRS rulings against Spire Missouri. In fiscal 2018, these items included the revaluation of deferred tax assets and liabilities due to the Tax Cuts and Jobs Act and the write-off of certain long-standing assets as a result of disallowances in Spire Missouri’s rate proceedings.

2020	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Revenues from external customers	$1,751.8	$87.9	$15.7	$—	$1,855.4
Intersegment revenues	0.2	—	42.1	(42.3)	—
Total Operating Revenues	1,752.0	87.9	57.8	(42.3)	1,855.4
Operating Expenses
Natural gas	660.2	65.1	0.4	(29.6)	696.1
Other operation and maintenance	421.3	11.8	38.2	(12.7)	458.6
Depreciation and amortization	189.7	0.6	7.0	—	197.3
Taxes, other than income taxes	146.5	1.1	0.8	—	148.4
Impairments	—	—	148.6	—	148.6
Total Operating Expenses	1,417.7	78.6	195.0	(42.3)	1,649.0
Operating Income (Loss)	$334.3	$9.3	$(137.2)	$—	$206.4
Net Economic Earnings (Loss)	$213.4	$9.1	$(14.7)	$—	$207.8
Capital Expenditures	$547.8	$3.6	$87.0	$—	$638.4

2019	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Revenues from external customers	$1,859.2	$83.7	$9.5	$—	$1,952.4
Intersegment revenues	1.6	—	12.0	(13.6)	—
Total Operating Revenues	1,860.8	83.7	21.5	(13.6)	1,952.4
Operating Expenses
Natural gas	794.6	47.9	0.5	(2.7)	840.3
Other operation and maintenance	441.7	11.7	31.6	(10.9)	474.1
Depreciation and amortization	179.4	0.1	2.2	—	181.7
Taxes, other than income taxes	151.7	0.8	1.5	—	154.0
Total Operating Expenses	1,567.4	60.5	35.8	(13.6)	1,650.1
Operating Income (Loss)	$293.4	$23.2	$(14.3)	$—	$302.3
Net Economic Earnings (Loss)	$199.8	$19.4	$(24.1)	$—	$195.1
Capital Expenditures	$565.4	$3.1	$254.8	$—	$823.3

2018	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Revenues from external customers	$1,888.0	$71.6	$5.4	$—	$1,965.0
Intersegment revenues	0.4	—	11.1	(11.5)	—
Total Operating Revenues	1,888.4	71.6	16.5	(11.5)	1,965.0
Operating Expenses
Natural gas	842.6	30.2	0.3	(1.4)	871.7
Other operation and maintenance	449.7	7.4	30.3	(10.1)	477.3
Depreciation and amortization	167.0	—	1.4	—	168.4
Taxes, other than income taxes	152.5	0.2	0.8	—	153.5
Total Operating Expenses	1,611.8	37.8	32.8	(11.5)	1,670.9
Operating Income (Loss)	$276.6	$33.8	$(16.3)	$—	$294.1
Net Economic Earnings (Loss)	$183.1	$22.9	$(22.3)	$—	$183.7
Capital Expenditures	$457.7	$—	$41.7	$—	$499.4

Total Assets at End of Year	2020	2019	2018
Gas Utility	$6,716.2	$6,094.6	$5,606.7
Gas Marketing	182.7	212.3	295.3
Other	2,443.5	2,692.7	2,508.0
Eliminations	(1,101.2)	(1,380.4)	(1,566.4)
Total Assets	$8,241.2	$7,619.2	$6,843.6

Reconciliation of Consolidated Net Income to Consolidated Net Economic Earnings	2020	2019	2018
Net Income	$88.6	$184.6	$214.2
Adjustments, pre-tax:
Impairments	148.6	—	—
Provision for ISRS rulings	—	12.2	—
Missouri regulatory adjustments	—	—	30.6
Fair value and timing adjustments	2.5	1.2	(4.3)
Acquisition, divestiture and restructuring activities	—	0.4	13.6
Income tax effect of adjustments	(31.9)	(3.3)	(10.3)
Effect of the Tax Cuts and Jobs Act	—	—	(60.1)
Net Economic Earnings	$207.8	$195.1	$183.7

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

The following regulatory assets and regulatory liabilities were reflected in the Balance Sheets as of September 30, 2020 and 2019.

	Spire		Spire Missouri		Spire Alabama
September 30	2020	2019	2020	2019	2020	2019
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$30.6	$30.1	$21.9	$21.9	$7.7	$7.3
Unamortized purchased gas adjustments	5.5	18.2	—	—	5.5	17.7
Other	33.4	30.3	10.2	7.5	7.2	8.9
Total Current Regulatory Assets	69.5	78.6	32.1	29.4	20.4	33.9
Noncurrent:
Future income taxes due from customers	123.5	111.0	114.6	102.9	2.2	2.2
Pension and postretirement benefit costs	439.3	416.6	332.6	333.3	98.2	77.2
Cost of removal	395.6	150.9	7.1	—	388.6	150.9
Unamortized purchased gas adjustments	12.1	9.1	12.1	9.1	—	—
Energy efficiency	39.6	35.0	39.6	35.0	—	—
Other	59.3	45.0	42.7	27.2	0.9	0.9
Total Noncurrent Regulatory Assets	1,069.4	767.6	548.7	507.5	489.9	231.2
Total Regulatory Assets	$1,138.9	$846.2	$580.8	$536.9	$510.3	$265.1
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$5.8	$5.8	$3.6	$3.6	$2.2	$2.2
Unamortized purchased gas adjustments	73.1	26.2	72.3	25.4	—	—
Other	34.1	28.8	27.3	23.3	1.7	1.2
Total Current Regulatory Liabilities	113.0	60.8	103.2	52.3	3.9	3.4
Noncurrent:
Deferred taxes due to customers	138.8	179.8	121.4	162.5	—	—
Pension and postretirement benefit costs	157.6	142.3	140.4	119.1	14.8	19.1
Accrued cost of removal	28.6	41.6	—	15.7	—	—
Unamortized purchased gas adjustments	4.4	—	4.4	—	—	—
Other	14.3	35.3	8.6	29.2	3.7	3.9
Total Noncurrent Regulatory Liabilities	343.7	399.0	274.8	326.5	18.5	23.0
Total Regulatory Liabilities	$456.7	$459.8	$378.0	$378.8	$22.4	$26.4

A portion of the Company’s regulatory assets are not earning a return and are shown in the schedule below:

	Spire		Spire Missouri
September 30	2020	2019	2020	2019
Pension and postretirement benefit costs	$232.3	$211.1	$232.3	$211.1
Future income taxes due from customers	121.3	108.8	114.6	102.9
Other	12.9	14.3	12.9	14.3
Total Regulatory Assets Not Earning a Return	$366.5	$334.2	$359.8	$328.3

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

Spire Missouri filed Infrastructure System Replacement Surcharge (ISRS) applications which were approved by the MoPSC and the costs associated therewith were included in new tariffs that went into effect from its last general rate cases on April 19, 2018. Since then, ISRS filings became effective on October 8, 2018, May 25, 2019, November 16, 2019, and May 25, 2020, bringing total authorized future annualized ISRS revenues for Spire Missouri to $40.3 as of September 30, 2020. An incremental $7.0 annualized ISRS rate increase was approved by the MoPSC on November 12, 2020, this increase is expected to be effective in late November or early December 2020.

On November 19, 2019, the Missouri Western District Court of Appeals issued rulings (“ISRS rulings”) that determined certain capital investments in 2016 through 2018 were not eligible for recovery under the ISRS. The ISRS rulings upheld appeals by the OPC that contested recovery of portions of Spire Missouri’s ISRS and overturned the three prior MoPSC decisions. As a result of the rulings, Spire Missouri recorded a $12.2 provision for fiscal year 2019 and an additional $4.8 in the first half of fiscal year 2020. In the third quarter of fiscal 2020, Spire Missouri reached a settlement with the MoPSC staff and the OPC to resolve these cases, which was subsequently approved by the MoPSC. Pursuant to the settlement, Spire Missouri has made a customer refund in the total amount of $15.0 as a one-time bill credit issued in August 2020. The favorable difference between the total provision and the actual settlement was recorded to earnings in the third quarter.

Additional ISRS appeals were taken by Spire Missouri and the OPC relating to the January 2019 ISRS filings with annual authorized revenue of $12.4, as approved by the MoPSC effective May 25, 2019, and the July 2019 ISRS filings with annual authorized revenue totaling $8.8, which was approved by the MoPSC effective November 16, 2019. The January 2019 ISRS decision has been upheld by the Western District, resulting in no revenue change or customer refund. On October 20, 2020, the Western District issued its opinion in the July 2019 case upholding the MoPSC’s decision, resulting in no revenue change or customer refund.

House Bill 2120 was passed by the General Assembly on May 15, 2020, and signed into law by Missouri Governor Parson on July 2, 2020, clarifying which infrastructure investments qualify for ISRS recovery under the statute governing the ISRS mechanism. The provisions of the bill became effective August 28, 2020, and apply to new ISRS applications made on or after that date.

In September 2020, Spire Missouri, the MoPSC staff and the OPC reached a Unanimous Stipulation and Agreement regarding Spire Missouri’s request for an Accounting Authority Order (AAO) pertaining to certain costs and lost customer fee revenue related to the COVID-19 pandemic. In October 2020, the MoPSC issued an order approving that agreement and granting an AAO. Accordingly, Spire Missouri recorded a regulatory asset of $3.8 as of September 30, 2020, related to the deferral of applicable costs and is tracking lost customer fee revenue. All ratemaking treatment of the deferrals and any revenue recoveries is reserved for consideration in Spire Missouri’s next general rate case.

On October 8, 2020, Spire Missouri filed a Notice of Intended Rate Case Filing with the MoPSC, indicating its intention to initiate a general base rate case more than 60 days following the filing of the notice. The notice indicates Spire Missouri’s intention to seek rate recovery for investments made since its last general rate case, as well as a need to reset the ISRS cap which has been reached for its western operating unit. The notice further indicates Spire Missouri’s intention to further unify its operating units through the anticipated tariff filings.

Spire Alabama

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

On November 25, 2019, Spire Alabama filed an increase for rate year 2020 of $5.9, which became effective December 1, 2019. On October 26, 2020, Spire Alabama made its annual RSE rate filing with the APSC, presenting the utility’s budget for the fiscal year ending September 30, 2021, including net income and a calculation of allowed ROE. The AIM mechanism provides for a 10 basis-point increase in the allowed ROE each year if a prescribed number of pipeline miles are replaced. Spire Alabama exceeded the threshold for 2020 and accordingly filed for a 10.5% ROE for fiscal 2021.

Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider which permits the pass-through to customers of changes in the cost of gas supply. Spire Alabama’s tariff provides a temperature adjustment mechanism, also included in the GSA rider, which is designed to moderate the impact of departures from normal temperatures on Spire Alabama’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather-related conditions that may affect customer usage are not included in the temperature adjustment. In November 2019, the APSC approved Spire Alabama’s proposal to establish a mechanism under its GSA rider allowing the utility to create value through off-system sales of excess natural gas supply and capacity and to retain 25% of the value created while giving 75% of the value to customers. The mechanism was effective with the establishment of new rates on December 1, 2019. Spire Alabama filed a GSA rate decrease effective February 1, 2020, of approximately $13.9 (on an annual basis) primarily attributable to lower natural gas prices and results of the off-system sale and capacity release share program.

The inflation-based CCM, established by the APSC, allows for annual increases to operation and maintenance (“O&M”) expense. If rate year O&M expense falls within the index range, no adjustment is required. If rate year O&M expense exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent rate year O&M is less than the index range, Spire Alabama benefits by one-half of the difference through future rate adjustments. Certain items that fluctuate based on situations demonstrated to be beyond Spire Alabama’s control may be excluded from the CCM calculation. Before fiscal 2019, the CCM index range was Spire Alabama’s 2007 actual rate year O&M expense inflation-adjusted based on the June Consumer Price Index For All Urban Consumers (CPI-U) each rate year, plus or minus 1.75%. Effective October 1, 2018, the CCM is calculated based upon O&M expense per customer and the index range is Spire Alabama’s actual 2018 O&M expense adjusted for inflation and adjusted by 2/3 and 1/3 of the 2018 CCM differential (amount below the CCM range in 2018) in 2019 and 2020, respectively, plus or minus 1.50%. As of September 30, 2020, Spire Alabama recorded an RSE point of test giveback of $3.0 and a CCM benefit of $5.2 for rate year 2020, which will both be reflected in rates effective December 1, 2020. The CCM benefit was $5.9 for rate year 2019 and $9.7 for rate year 2018.

On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability to be recorded for Spire Alabama. Refunds from such negative salvage liability were passed back to eligible customers on a declining basis through lower tariff rates through rate year 2019 pursuant to the terms of the Negative Salvage Rebalancing (NSR) rider. The total amount refundable to customers was subject to adjustments for charges made to the Enhanced Stability Reserve (ESR) and other APSC-approved charges. The refunds were due to a re-estimation of future removal costs provided for through the prior depreciation rates. For fiscal 2019 and 2018, NSR amounts returned to customers were approximately $4.2 and $7.2, respectively.

The APSC approved an ESR in 1998, which was subsequently modified and expanded in 2010. As currently approved, the ESR provides deferred treatment and recovery for the following: (1) extraordinary O&M expenses related to environmental response costs; (2) extraordinary O&M expenses related to self-insurance costs that exceed $1.0 per occurrence; (3) extraordinary O&M expenses, other than environmental response costs and self-insurance costs, resulting from a single force majeure event or multiple force majeure events greater than $0.3 and $0.4, respectively, during a rate year; and (4) negative individual large commercial and industrial customer budget revenue variances that exceed $0.4 during a rate year. Spire Alabama is tracking costs and other impacts of COVID-19 in anticipation that some of these items could be recoverable under its ESR, but no related changes to regulatory assets or liabilities have been recorded to date. Charges to the ESR are subject to certain limitations which may disallow deferred treatment and which prescribe the timing of recovery. Funding to the ESR is provided as a reduction to the refundable negative salvage balance over its nine-year term beginning December 1, 2010. Subsequent to the nine-year period and subject to APSC authorization, Spire Alabama expects to be able to recover underfunded ESR balances over a five-year amortization period with an annual limitation of $0.7. Amounts in excess of this limitation are deferred for recovery in future years.

Spire Alabama has APSC approval for an intercompany revolving credit agreement allowing Spire Alabama to borrow from Spire in a principal amount not to exceed $200.0 at any time outstanding in combination with its bank line of credit, and to loan to Spire in a principal amount not to exceed $25.0 at any time outstanding. Borrowings may be used for the following purposes: (a) meeting increased working capital requirements; (b) financing construction requirements related to additions, extensions, and replacements of the distribution systems; and (c) financing other expenditures that may arise from time to time in the normal course of business. In fiscal 2019, the APSC approved Spire Alabama’s applications for $90.0 and $100.0 of long-term debt financing (issued January 15, 2019, and December 2, 2019, respectively). On March 24, 2020, the APSC approved an application for up to $150.0 of additional long-term debt financing for Spire Alabama.

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.

Spire Gulf has similar rate regulation to Spire Alabama. The RSE allowed range of ROE is 10.45% to 10.95% with an adjusting point of 10.7%. The CCM has the same return and similar recovery provisions when expenses exceed or are under a band of +/- 1.50% around the CPI-U inflated O&M per customer expense level from 2017, excluding expenses for pensions and gas bad debt. Additionally, it has a Cast Iron Main Replacement factor that provides an enhanced return on the pro-rata costs associated with cast iron main replacement exceeding 10 miles per year based on a 75% weighting for the equity content. Spire Gulf also has an ESR for negative revenue variances over $0.1 or a force majeure event expense of $0.1 (or two events that exceed $0.15), a Self Insurance Reserve for general liability coverage, and an Environmental Cost Recovery Factor that recovers 90% of prudently incurred costs for compliance with environmental laws, rules and regulations. It also has an APSC-approved intercompany revolving credit agreement with Spire to borrow in a principal amount not to exceed $50.0, and to loan up to $25.0. Spire Gulf recorded a July 31, 2020, point of test refund under the RSE rate mechanism for approximately $1.4 and also recorded a CCM benefit for rate year 2020 of $1.8. On October 23, 2020, Spire Gulf made its annual RSE rate filing with the APSC based on its budget for fiscal 2021 and an allowed ROE of 10.7%, reflecting an increase in annual revenue of $1.1, pending APSC review.

Spire Gulf’s rates were reduced $1.9 effective February 1, 2018, to reflect lower income taxes resulting from the TCJA.

Spire Mississippi utilizes a formula rate-making process under the Rate Stabilization Adjustment (RSA) Rider. It is based on a formulaically derived return on equity (currently 9.79%), and is updated on an annual basis if the equity return on an end of period rate base is beyond the allowed return on equity by 1.0%, with 75% of any shortfall recovered through a rate increase and 50% of any excess resulting in a rate decrease. Updates may include known and measurable adjustments to historic costs from the 12 months ended June 30, submitted September 15 for an effective date of November 1, unless disputed by the Mississippi Public Utilities Staff (MPUS), with any disputes to be resolved by the MSPSC by January 15 of the following year. In December 2015, a Supplemental Growth Rider (SGR) was approved for a 3-year period to provide recovery of certain system expansion projects. On September 4, 2018, the SGR was extended to October 15, 2021. On February 5, 2019, the MSPSC approved an agreement between Spire Mississippi and the MPUS settling its Rates Stabilization and Adjustments filing that was made on September 14, 2018, resulting in a $0.7 increase in the annualized revenue requirement. New rates became effective March 1, 2019. On December 11, 2019, the MSPSC approved an agreement between Spire Mississippi and the MPUS settling its RSA filing that was made on August 30, 2019, resulting in a $0.3 increase in annual revenue. New rates became effective December 11, 2019. On August 28, 2020, Spire Mississippi filed its RSA for the rate year ended June 30, 2020, that reflected an increase to annual revenue totaling $0.6. This RSA filing is being reviewed by the MPUS.

In August 2018, the Federal Energy Regulatory Commission (FERC) approved an order issuing a Certificate of Public Convenience and Necessity for the Spire STL Pipeline (“August 2018 Order”), and in November 2018, the FERC issued a Notice to Proceed, allowing construction to begin. In November 2019, Spire STL Pipeline received FERC authorization to place the STL Pipeline into service. Also, in November 2019, the FERC issued an Order on Rehearing of the August 2018 Order dismissing or denying the outstanding requests for rehearing filed by several parties, dismissing the request for stay filed by one party, and noting the withdrawal of the request for rehearing by another party. On January 21, 2020, two of the rehearing parties filed petitions for review of the FERC’s orders with the U.S. Court of Appeals for the District of Columbia Circuit. Spire STL Pipeline and Spire Missouri have intervened and filed responsive briefs in this proceeding, which remains pending.

In August 2019, Spire Storage filed with the FERC two Prior Notice Applications of its intent to convert a total of six existing observation wells into injection/withdrawal wells and to install related gas flowlines, fuel gas lines and fiber optic communication. The applications cleared FERC authorization in October and November 2019, and both projects remain under development. On October 9, 2020, Spire Storage filed with the FERC an Abbreviated Application for an Amendment of Certificate of Public Convenience and Necessity, Reaffirmation of Market-Based Rate Authority, and Related Authorizations pursuant to Section 7(c) of the Natural Gas Act. The application requests authorization to expand capacity and increase pipeline connectivity at certain of Spire Storage’s natural gas storage facilities in Wyoming.

16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2032, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2020, are estimated at $1,745.4, $1,410.3 and $229.7 for the Company, Spire Missouri and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

Spire NGL Inc. is providing liquid propane transportation service to Spire Missouri pursuant to an approved FERC tariff and a contractual arrangement with Spire Missouri. In accordance with the terms of that agreement, Spire Missouri is obligated to pay Spire NGL Inc. approximately $1.0 annually, at current rates. The agreement will terminate March 31, 2021.

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

On March 10, 2015, Spire Missouri received a Section 104(e) information request under CERCLA from EPA Region 7 regarding the former Thompson Chemical/Superior Solvents site in the City. In turn, Spire Missouri issued a Freedom of Information Act (FOIA) request to the EPA on April 3, 2015, in an effort to identify the basis of the inquiry. The FOIA response from the EPA was received on July 15, 2015, and a response was provided to the EPA on August 15, 2015. Spire Missouri has received no further inquiry from the EPA regarding this matter.

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

To date, costs incurred for all Spire Missouri’s MGP sites for investigation, remediation and monitoring these sites have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. The actual future costs that Spire Missouri may incur could be materially higher or lower depending upon several factors, including whether remediation will be required, final selection and regulatory approval of any remedial actions, changing technologies and government regulations, the ultimate ability of other PRPs to pay, and any insurance recoveries.

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

17. LEASES

The lease agreement covering the Company’s primary office space in St. Louis extends through February 2035, with an option to renew for an additional five years. Spire Alabama’s lease agreement for office space in Birmingham extends through January 2024. The lease agreement covering Spire Marketing and Spire Storage office space in Houston extends through December 2028, with options to terminate three years earlier or to renew for an additional five years. The renewal options in the St. Louis and Houston leases are reasonably certain to be exercised and are included in the lease term used to determine the right-of use assets and lease liabilities. The Company and its subsidiaries have other relatively minor rental arrangements for real estate and equipment with remaining terms of up to ten years.

Operating lease cost, cash flow and noncash information for the year ended September 30, 2020, are shown in the following table.

	Spire	Spire Missouri	Spire Alabama
Operating lease cost, including amounts capitalized	$8.7	$0.5	$3.5
Cash flow and noncash information about operating leases:
Operating cash flows representing cash paid for amounts included in the measurement of lease liabilities	8.5	0.5	3.3
Right-of-use assets obtained in exchange for lease liabilities	71.1	2.1	10.0

The following table shows balance sheet and weighted-average information about operating leases as of September 30, 2020.

	Balance sheet classification	Spire	Spire Missouri	Spire Alabama
Right-of-use assets	Deferred Charges and Other Assets: Other	$65.1	$1.7	$6.7
Lease liabilities, current	Current Liabilities, Other	6.5	0.3	1.9
Lease liabilities, noncurrent	Deferred Credits and Other Liabilities: Other	58.4	1.4	4.7
Weighted-average remaining lease term		15.9 years	5.3 years	3.3 years
Weighted-average discount rate		4.2%	2.5%	2.2%

Following is a maturity analysis by fiscal year for operating lease liabilities as of September 30, 2020.

	Spire	Spire Missouri	Spire Alabama
2021	$6.6	$0.3	$1.9
2022	7.2	0.4	2.1
2023	7.2	0.3	2.1
2024	5.8	0.3	0.7
2025	5.1	0.3	—
Thereafter	58.4	0.2	—
Total undiscounted lease payments	90.3	1.8	6.8
Less present value discount	(25.4)	(0.1)	(0.2)
Total current and noncurrent lease liabilities	$64.9	$1.7	$6.6

The aggregate rental expense for fiscal years 2018 and 2019 and the annual minimum rental commitments for all leases having an initial or remaining non-cancelable term of more than one year as of September 30, 2019, were as follows (under ASC 840).

	Aggregate
	Rental Expense		Minimum Rental Commitments as of September 30, 2019
	2018	2019	2020	2021	2022	2023	2024	Later	Total
Spire	$10.0	$10.9	$8.2	$7.0	$6.8	$6.1	$4.8	$36.5	$69.4
Spire Missouri	3.6	3.7	0.5	0.2	—	—	—	—	0.7
Spire Alabama	4.7	5.2	2.9	2.1	2.1	2.1	0.7	—	9.9

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

18. INTERIM FINANCIAL INFORMATION (UNAUDITED)

Spire

In the opinion of Spire, the quarterly information presented below for fiscal years 2020 and 2019 includes all adjustments necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of the Utilities.

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2020
Total Operating Revenues	$566.9	$715.5	$321.1	$251.9
Operating Income (Loss)	102.3	210.5	(106.5)	0.1
Net Income (Loss)	67.0	133.6	(92.3)	(19.7)
Basic Earnings (Loss) Per Share of Common Stock	$1.24	$2.55	$(1.87)	$(0.45)
Diluted Earnings (Loss) Per Share of Common Stock	$1.24	$2.54	$(1.87)	$(0.45)
Fiscal Year 2019
Total Operating Revenues	$602.0	$803.5	$321.3	$225.6
Operating Income (Loss)	105.1	209.5	13.3	(25.6)
Net Income (Loss)	67.3	154.6	(3.0)	(34.3)
Basic Earnings (Loss) Per Share of Common Stock	$1.33	$3.05	$(0.09)	$(0.75)
Diluted Earnings (Loss) Per Share of Common Stock	$1.32	$3.04	$(0.09)	$(0.74)

Spire Missouri

In the opinion of Spire Missouri, the quarterly information presented below for fiscal years 2020 and 2019 includes all adjustments necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis primarily reflect their seasonal nature.

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2020
Total Operating Revenues	$374.0	$457.5	$203.9	$158.2
Operating Income	67.0	117.7	7.0	13.9
Net Income	48.0	74.5	6.5	1.2
Fiscal Year 2019
Total Operating Revenues	$413.2	$556.6	$191.4	$130.6
Operating Income (Loss)	71.4	102.4	12.2	(11.2)
Net Income (Loss)	51.2	80.0	1.1	(17.3)

Spire Alabama

In the opinion of Spire Alabama, the quarterly information presented below for fiscal years 2020 and 2019 includes all adjustments necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis primarily reflect their seasonal nature.

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30
Fiscal Year 2020
Total Operating Revenues	$126.2	$185.5	$81.2	$62.1
Operating Income (Loss)	20.9	81.2	9.3	(8.5)
Net Income (Loss)	13.2	57.8	3.6	(8.9)
Fiscal Year 2019
Total Operating Revenues	$133.5	$180.4	$90.8	$60.8
Operating Income (Loss)	17.1	79.6	11.1	(12.3)
Net Income (Loss)	10.3	56.7	5.6	(12.3)

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:

•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement to be filed on or about December 16, 2020 (“2020 proxy statement”);
•	our executive officers is reported in Part I of this Form 10-K;
•	our Financial Code of Ethics is posted on our website, www.SpireEnergy.com, under Investors/Governance/Governance documents (http://investors.spireenergy.com/governance/governance-documents); and
•	our Audit Committee, our Audit Committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2020 proxy statement under the heading “Governance.”

In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our Audit, Compensation and Corporate Governance Committees are available under “Governance documents” on our website, as indicated above, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2020 proxy statement under the headings “Directors’ compensation” and “Executive compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about:

•	security ownership of certain beneficial owners and management and
•	aggregate information regarding the Company’s equity compensation plan is incorporated by reference from the discussion in our 2020 proxy statement under “Beneficial ownership of Spire stock.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:

•	our policy and procedures for related party transactions and
•	the independence of our directors

is included in our 2020 proxy statement under “Governance” and is incorporated by reference. There were no related party transactions in fiscal 2020.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2020 proxy statement under “Fees of independent registered public accountant” and “Governance,” respectively.

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

(3)	Exhibits

Exhibit Number	Description
2.01*	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company’s Registration Statement on Form S-4 filed October 27, 2000, No. 333-48794.
3.01*	Articles of Incorporation of Spire Inc., as amended, effective as of April 28, 2016; filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 3, 2016.
3.02*	Amended Bylaws of Spire Inc., effective as of October 21, 2020; filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on October 22, 2020.
3.03*	Spire Missouri Inc.’s Amended Articles of Incorporation, as amended, effective August 30, 2017; filed as Exhibit 3.1 to Spire Missouri’s Current Report on Form 8-K on September 1, 2017.
3.04*	Amended Bylaws of Spire Missouri Inc., effective as of March 26, 2020; filed as Exhibit 3.1 to Spire Missouri’s Current Report on Form 8-K on March 27, 2020.
3.05*	Articles of Amendment of the Articles of Incorporation of Spire Alabama Inc., dated September 1, 2017; filed as Exhibit 3.3 to Spire Alabama’s Current Report on Form 8-K filed September 1, 2017.
3.06*	Amended Bylaws of Spire Alabama Inc. effective March 26, 2020; filed as Exhibit 3.2 to Spire Alabama’s Current Report on Form 8-K on March 27, 2020.
3.07*	Certificate of Designations with respect to the Series A Preferred Stock, dated May 16, 2019; filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 21, 2019.
4.01*†[3]	Mortgage and Deed of Trust, dated as of February 1, 1945, between Laclede Gas Company and Mississippi Valley Trust Company; filed as Exhibit 7-A to Laclede Gas’ registration statement No. 2-5586.
4.02*†[3]

Fourteenth Supplemental Indenture, dated as of October 26, 1976, between Laclede Gas and Mercantile Trust Company National Association; filed as Exhibit b-4 to Laclede Gas’ registration statement No. 2-64857 on June 26, 1979.

4.03*†[3]

Laclede Gas Board of Directors’ Resolution dated August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated Executive Officers; filed as Exhibit 4.12 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

4.04*†[2]

Indenture dated as of November 1, 1993, between Alagasco and NationsBank of Georgia, National Association, Trustee, (“Alagasco 1993 Indenture”); filed as Exhibit 4(k) to Alagasco’s Registration Statement on Form S-3 (Registration No. 33-70466).

Exhibit Number	Description
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

Exhibit Number	Description
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

4.26*	Form of depositary receipt representing the Depositary Shares; filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 21, 2019.
4.27*	Form of Certificate representing the Series A Preferred Stock; filed as Exhibit A to Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 21, 2019.
4.28*

Thirty-Third Supplemental Indenture, dated as of September 15, 2017, between Spire Missouri Inc. and UMB Bank & Trust, N.A., as trustee, filed as Exhibit 4.28 to Spire Missouri’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

4.29*

Thirty-Fourth Supplemental Indenture, dated as of November 12, 2019, between Spire Missouri Inc. and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to Spire Missouri’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.

4.30*

Third Supplement to Master Note Purchase Agreement, dated as of December 2, 2019, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K on December 4, 2019.

4.31*

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934; filed as Exhibit 4.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

10.01*†[3]	Form of Indemnification Agreement between Laclede Gas and its Directors and Officers; filed as Exhibit 10.13 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
10.02*†[3]

Salient Features of Laclede Gas’ Deferred Income Plan for Directors and Selected Executives, including amendments adopted by the Board of Directors on July 26, 1990; filed as Exhibit 10.12 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

Exhibit Number	Description
10.03*†[3]

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

10.06*	Form of Non-Qualified Stock Option Award Agreement with Mandatory Retirement Provisions; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 5, 2004.
10.07*	Form of Non-Qualified Stock Option Award Agreement without Mandatory Retirement Provisions; filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 5, 2004.
10.08[3]	Automated Meter Reading Services Agreement with Amendment dated as of July 1, 2017, between Landis+Gyr Technology, Inc., formerly known as Cellnet Technology, Inc., and Laclede Gas Company.
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

10.13*	The Company’s Form of Restricted Stock Award Agreement; filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
10.14*[3]	The Laclede Group Management Continuity Protection Plan, effective as of January 1, 2005; filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
10.15*	Form of Management Continuity Protection Agreement; filed as Exhibit 10.5a to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
10.16*[3]	The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
10.17*	Form of Agreement under the Company’s 2011 Management Continuity Protection Plan; filed as Exhibit 10.25a to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Exhibit Number	Description
10.18*	The Company’s Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.
10.19*[3]

Laclede Gas Cash Balance Supplemental Retirement Benefit Plan, effective as of January 1, 2009; filed as Exhibit 10.19 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.20*	Lease Agreement, dated January 21, 2014, between the Company, as Tenant, and Market 700, LLC, as Landlord; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 27, 2014.
10.21*

The Company’s Deferred Income Plan for Directors and Selected Executives, as Amended and Restated as of January 1, 2015; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 4, 2014.

10.22*[1]	The Laclede Group 2015 Equity Incentive Plan; filed as the Appendix to the Company’s Definitive Proxy Statement on Form DEF 14A on December 19, 2014.
10.23*[1]	The Laclede Group, Inc. Annual Incentive Plan, as Amended; filed as Appendix to the Company’s Definitive Proxy Statement on Schedule 14A on December 18, 2015.
10.24*2 3

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

10.25*

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

10.27*	Spire Inc. Executive Severance Plan; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 2, 2017.
10.28*[1]	Amendment 1 to The Laclede Group Annual Incentive Plan effective January 1, 2018; filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
10.29*[1]	Amendment 1 to The Laclede Group 2015 Equity Incentive Plan effective January 1, 2018; filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
10.30*	Amendment 1 to Spire Inc. Executive Severance Plan effective January 1, 2018; filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
10.31*[1]

Amendment 1 to The Laclede Group 2011 Management Continuity Protection Plan effective January 18, 2018; filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Exhibit Number	Description
10.32*

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

10.33*	Spire Deferred Income Plan, Amended and Restated Effective January 1, 2019; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
10.34*	The Company’s Form of Restricted Stock Award Agreement; filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
10.35*	The Company’s Form of Restricted Stock Unit Award Agreement; filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
10.36*	The Company’s Form of Performance Contingent Stock Unit Award Agreement; filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
10.37*

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
101

Interactive Data Files including the following information from the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements listed on the first page of Item 8.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).
*	Incorporated herein by reference and made a part hereof. Spire Inc. File No. 1-16681. Spire Missouri Inc. File No. 1-1822. Spire Alabama Inc. File No. 2-38960.
†	Paper exhibit.
[1]	The Laclede Group, Inc. changed its name to Spire Inc. effective April 28, 2016.
[2]	Alabama Gas Corporation (“Alagasco”) changed its name to Spire Alabama Inc. effective September 1, 2018.

[3]	Laclede Gas Company changed its name to Spire Missouri Inc. effective August 30, 2018.

Bold items reflect management contracts or compensatory plans or arrangements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Inc.

Date	November 18, 2020	By	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 18, 2020	/s/ Suzanne Sitherwood	Director, President and Chief Executive Officer
	Suzanne Sitherwood	(Principal Executive Officer)

November 18, 2020	/s/ Steven P. Rasche	Executive Vice President and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 18, 2020	/s/ Edward L. Glotzbach	Chairman of the Board
Edward L. Glotzbach

November 18, 2020	/s/ Mark A. Borer	Director
Mark A. Borer

November 18, 2020	/s/ Maria V. Fogarty	Director
Maria V. Fogarty

November 18, 2020	/s/ Rob L. Jones	Director
Rob L. Jones

November 18, 2020	/s/ Brenda D. Newberry	Director
Brenda D. Newberry

November 18, 2020	/s/ Stephen S. Schwartz	Director
Stephen S. Schwartz

November 18, 2020	/s/ John P. Stupp Jr.	Director
John P. Stupp Jr.

November 18, 2020	/s/ Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Missouri Inc.

Date	November 18, 2020	By	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 18, 2020	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 18, 2020	/s/ Steven L. Lindsey	Director and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 18, 2020	/s/ Adam W. Woodard	Chief Financial Officer and Treasurer
	Adam W. Woodard	(Principal Financial Officer)

November 18, 2020	/s/ Timothy W. Krick	Controller and Chief Accounting Officer
	Timothy W. Krick	(Principal Accounting Officer)

November 18, 2020	/s/ Scott B. Carter	Director and President
Scott B. Carter

November 18, 2020	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 18, 2020	/s/ Steven P. Rasche	Director
Steven P. Rasche

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Alabama Inc.

Date	November 18, 2020	By	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 18, 2020	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 18, 2020	/s/ Steven L. Lindsey	Director and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 18, 2020	/s/ Adam W. Woodard	Chief Financial Officer and Treasurer
	Adam W. Woodard	(Principal Financial Officer)

November 18, 2020	/s/ Timothy W. Krick	Chief Accounting Officer
	Timothy W. Krick	(Principal Accounting Officer)

November 18, 2020	/s/ Scott B. Carter	Director
Scott B. Carter

November 18, 2020	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 18, 2020	/s/ Joseph B. Hampton	Director and President
Joseph B. Hampton

November 18, 2020	/s/ Steven P. Rasche	Director
Steven P. Rasche