Form 10-Q
period 2020-12-31
SPIRE INC; SPIRE MISSOURI INC; SPIRE ALABAMA INC
filed 2021-02-04
CIK 1126956, 57183, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (only applicable for Spire Inc.):

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of January 31, 2021, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	51,664,553
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri”) and Spire Alabama Inc. (“Spire Alabama”) — without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrants’ combined Form 10-K for the fiscal year ended September 30, 2020.

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions, except per share amounts)	2020	2019
Operating Revenues	$512.6	$566.9
Operating Expenses:
Natural gas	181.2	261.9
Operation and maintenance	111.6	116.6
Depreciation and amortization	50.8	47.5
Taxes, other than income taxes	36.1	38.6
Total Operating Expenses	379.7	464.6
Operating Income	132.9	102.3
Interest Expense, Net	25.7	26.7
Other Income, Net	4.3	5.7
Income Before Income Taxes	111.5	81.3
Income Tax Expense	22.6	14.3
Net Income	88.9	67.0
Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Net Income Available to Common Shareholders	$85.1	$63.2

Weighted Average Number of Common Shares Outstanding:
Basic	51.5	50.9
Diluted	51.6	51.1
Basic Earnings Per Common Share	$1.65	$1.24
Diluted Earnings Per Common Share	$1.65	$1.24

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2020	2019
Net Income	$88.9	$67.0
Other Comprehensive Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain arising during the period	17.2	18.9
Amounts reclassified into net income	(0.3)	(0.3)
Net gain on cash flow hedging derivative instruments	16.9	18.6
Other Comprehensive Income, Before Tax	16.9	18.6
Income Tax Expense Related to Items of Other Comprehensive Income	3.8	4.2
Other Comprehensive Income, Net of Tax	13.1	14.4
Comprehensive Income	$102.0	$81.4

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2020	2020	2019
ASSETS
Utility Plant	$6,860.2	$6,766.3	$6,256.1
Less: Accumulated depreciation and amortization	2,113.3	2,086.2	1,823.8
Net Utility Plant	4,746.9	4,680.1	4,432.3
Non-utility Property (net of accumulated depreciation and amortization of $22.2, $19.0 and $13.9 at December 31, 2020, September 30, 2020, and December 31, 2019, respectively)	448.7	432.3	518.7
Other Investments	74.8	71.7	74.7
Total Other Property and Investments	523.5	504.0	593.4
Current Assets:
Cash and cash equivalents	3.5	4.1	21.5
Accounts receivable:
Utility	281.5	131.8	282.0
Other	170.4	146.4	195.6
Allowance for credit losses	(28.9)	(24.9)	(26.3)
Delayed customer billings	13.6	10.0	6.6
Inventories:
Natural gas	145.9	154.3	149.1
Propane gas	10.7	10.7	10.7
Materials and supplies	27.9	26.5	25.8
Regulatory assets	70.5	69.5	67.9
Prepayments	30.8	29.2	30.8
Other	44.1	33.0	12.7
Total Current Assets	770.0	590.6	776.4
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,079.2	1,069.4	750.5
Other	224.4	225.5	236.8
Total Deferred Charges and Other Assets	2,475.2	2,466.5	2,158.9
Total Assets	$8,515.6	$8,241.2	$7,961.0

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2020	2020	2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at December 31, 2020, September 30, 2020, and December 31, 2019)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 51.7 million, 51.6 million, and 51.1 million shares issued and outstanding at December 31, 2020, September 30, 2020, and December 31, 2019, respectively)	51.7	51.6	51.1
Paid-in capital	1,550.0	1,549.2	1,506.7
Retained earnings	771.2	720.7	803.1
Accumulated other comprehensive loss	(28.1)	(41.2)	(16.9)
Total Shareholders' Equity	2,586.8	2,522.3	2,586.0
Temporary equity	5.3	3.4	4.1
Long-term debt (less current portion)	2,517.6	2,423.7	2,484.4
Total Capitalization	5,109.7	4,949.4	5,074.5
Current Liabilities:
Current portion of long-term debt	110.8	60.4	45.3
Notes payable	696.1	648.0	518.9
Accounts payable	260.8	243.3	307.9
Advance customer billings	43.2	45.3	31.4
Wages and compensation accrued	26.7	46.3	35.4
Customer deposits	30.9	30.6	36.5
Taxes accrued	41.2	71.4	43.8
Regulatory liabilities	95.5	113.0	50.0
Other	241.5	190.9	183.3
Total Current Liabilities	1,546.7	1,449.2	1,252.5
Deferred Credits and Other Liabilities:
Deferred income taxes	541.9	511.4	475.3
Pension and postretirement benefit costs	289.2	309.0	260.7
Asset retirement obligations	545.6	540.1	340.9
Regulatory liabilities	357.3	343.7	417.8
Other	125.2	138.4	139.3
Total Deferred Credits and Other Liabilities	1,859.2	1,842.6	1,634.0
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$8,515.6	$8,241.2	$7,961.0

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2020:
Balance at September 30, 2020	51,611,789	$51.6	$242.0	$1,549.2	$720.7	$(41.2)	$2,522.3
Net income	—	—	—	—	88.9	—	88.9
Dividend reinvestment plan	6,698	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.4	—	—	1.4
Stock issued under stock-based compensation plans	55,161	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(14,175)	—	—	(0.9)	—	—	(0.9)
Temporary equity adjustment to redemption value	—	—	—	—	(0.9)	—	(0.9)
Dividends declared:
Common stock ($0.65 per share)	—	—	—	—	(33.8)	—	(33.8)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	13.1	13.1
Balance at December 31, 2020	51,659,473	$51.7	$242.0	$1,550.0	$771.2	$(28.1)	$2,586.8

Three Months Ended December 31, 2019:
Balance at September 30, 2019	50,973,515	$51.0	$242.0	$1,505.8	$775.5	$(31.3)	$2,543.0
Net Income	—	—	—	—	67.0	—	67.0
Dividend reinvestment plan	28,764	—	—	2.3	—	—	2.3
Stock-based compensation costs	—	—	—	1.6	—	—	1.6
Stock issued under stock-based compensation plans	99,126	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(37,945)	—	—	(2.9)	—	—	(2.9)
Temporary equity adjustment to redemption value	—	—	—	—	(0.1)	—	(0.1)
Dividends declared:
Common stock ($0.6225 per share)	—	—	—	—	(31.9)	—	(31.9)
Preferred stock ($0.7375 per depositary share)	—	—	—	—	(7.4)	—	(7.4)
Other comprehensive income, net of tax	—	—	—	—	—	14.4	14.4
Balance at December 31, 2019	51,063,460	$51.1	$242.0	$1,506.7	$803.1	$(16.9)	$2,586.0

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2020	2019
Operating Activities:
Net Income	$88.9	$67.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.8	47.5
Deferred income taxes and investment tax credits	21.8	14.3
Changes in assets and liabilities:
Accounts receivable	(169.6)	(162.5)
Inventories	9.5	11.1
Regulatory assets and liabilities	11.2	45.6
Accounts payable	43.9	42.6
Delayed/advance customer billings, net	(5.8)	(3.5)
Taxes accrued	(30.2)	(24.9)
Other assets and liabilities	(15.4)	30.3
Other	2.5	(3.0)
Net cash provided by operating activities	7.6	64.5
Investing Activities:
Capital expenditures	(163.6)	(192.3)
Other	—	(0.3)
Net cash used in investing activities	(163.6)	(192.6)
Financing Activities:
Issuance of long-term debt	150.0	510.0
Repayment of long-term debt	(5.4)	(100.0)
Issuance (repayment) of short-term debt, net	48.1	(224.2)
Issuance of common stock	0.4	2.3
Dividends paid on common stock	(32.2)	(34.7)
Dividends paid on preferred stock	(3.7)	(3.7)
Other	(1.8)	(5.9)
Net cash provided by financing activities	155.4	143.8
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(0.6)	15.7
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	4.1	5.8
Cash and Cash Equivalents at End of Period	$3.5	$21.5

Supplemental disclosure of cash (paid) received for:
Interest, net of amounts capitalized	$(15.5)	$(11.6)
Income taxes	0.1	—

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2020	2019
Operating Revenues	$355.5	$374.0
Operating Expenses:
Natural gas	161.6	185.8
Operation and maintenance	62.9	65.5
Depreciation and amortization	30.4	29.0
Taxes, other than income taxes	25.1	26.7
Total Operating Expenses	280.0	307.0
Operating Income	75.5	67.0
Interest Expense, Net	11.7	13.2
Other Income, Net	2.7	1.0
Income Before Income Taxes	66.5	54.8
Income Tax Expense	9.9	6.8
Net Income	56.6	48.0
Other Comprehensive Income, Net of Tax	0.1	0.1
Comprehensive Income	$56.7	$48.1

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2020	2020	2019
ASSETS
Utility Plant	$4,012.8	$3,931.2	$3,718.9
Less: Accumulated depreciation and amortization	851.5	825.7	780.1
Net Utility Plant	3,161.3	3,105.5	2,938.8
Other Property and Investments	59.0	56.7	56.8
Current Assets:
Cash and cash equivalents	—	—	9.3
Accounts receivable:
Utility	195.4	92.5	193.8
Associated companies	2.3	2.7	4.8
Other	23.6	34.1	23.7
Allowance for credit losses	(21.4)	(18.1)	(17.9)
Delayed customer billings	5.1	2.4	6.6
Inventories:
Natural gas	88.3	95.1	92.7
Propane gas	10.7	10.7	10.7
Materials and supplies	16.1	15.6	15.2
Regulatory assets	32.1	32.1	29.4
Prepayments	20.9	20.7	17.8
Total Current Assets	373.1	287.8	386.1
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	550.4	548.7	491.1
Other	96.1	96.0	88.1
Total Deferred Charges and Other Assets	856.7	854.9	789.4
Total Assets	$4,450.1	$4,304.9	$4,171.1

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2020	2020	2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 shares issued and outstanding)	$765.1	$765.1	$765.1
Retained earnings	729.5	672.9	613.3
Accumulated other comprehensive loss	(2.8)	(2.9)	(2.3)
Total Shareholder's Equity	1,491.8	1,435.1	1,376.1
Long-term debt	1,092.2	1,092.0	1,098.6
Total Capitalization	2,584.0	2,527.1	2,474.7
Current Liabilities:
Notes payable – associated companies	393.7	301.2	288.1
Accounts payable	82.6	66.7	76.3
Accounts payable – associated companies	7.1	9.3	11.2
Advance customer billings	29.8	32.7	20.7
Wages and compensation accrued	19.5	33.3	25.0
Customer deposits	9.0	9.3	13.6
Taxes accrued	13.4	39.1	14.6
Regulatory liabilities	83.4	103.2	42.4
Other	82.6	39.9	65.7
Total Current Liabilities	721.1	634.7	557.6
Deferred Credits and Other Liabilities:
Deferred income taxes	449.4	434.7	376.2
Pension and postretirement benefit costs	198.7	217.2	189.3
Asset retirement obligations	155.0	153.4	175.3
Regulatory liabilities	288.2	274.8	345.5
Other	53.7	63.0	52.5
Total Deferred Credits and Other Liabilities	1,145.0	1,143.1	1,138.8
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$4,450.1	$4,304.9	$4,171.1

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2020:
Balance at September 30, 2020	24,577	$0.1	$765.0	$672.9	$(2.9)	$1,435.1
Net income	—	—	—	56.6	—	56.6
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2020	24,577	$0.1	$765.0	$729.5	$(2.8)	$1,491.8

Three Months Ended December 31, 2019:
Balance at September 30, 2019	24,577	$0.1	$765.0	$576.6	$(2.4)	$1,339.3
Net income	—	—	—	48.0	—	48.0
Dividends declared	—	—	—	(11.3)	—	(11.3)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2019	24,577	$0.1	$765.0	$613.3	$(2.3)	$1,376.1

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2020	2019
Operating Activities:
Net Income	$56.6	$48.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.4	29.0
Deferred income taxes and investment tax credits	9.9	6.8
Changes in assets and liabilities:
Accounts receivable	(88.7)	(96.9)
Inventories	6.3	5.5
Regulatory assets and liabilities	7.2	32.8
Accounts payable	24.3	26.9
Delayed/advance customer billings, net	(5.6)	(2.4)
Taxes accrued	(25.7)	(21.7)
Other assets and liabilities	(8.6)	16.9
Other	0.2	0.2
Net cash provided by operating activities	6.3	45.1
Investing Activities:
Capital expenditures	(99.1)	(102.2)
Other	0.3	—
Net cash used in investing activities	(98.8)	(102.2)
Financing Activities:
Issuance of long-term debt	—	275.0
Repayment of long-term debt	—	(100.0)
Borrowings from (Repayments to) Spire, net	92.5	(98.3)
Dividends paid	—	(11.3)
Other	—	(1.6)
Net cash provided by financing activities	92.5	63.8
Net Increase in Cash and Cash Equivalents	—	6.7
Cash and Cash Equivalents at Beginning of Period	—	2.6
Cash and Cash Equivalents at End of Period	$—	$9.3

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(9.6)	$(7.5)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2020	2019
Operating Revenues	$113.6	$126.2
Operating Expenses:
Natural gas	35.1	47.0
Operation and maintenance	32.8	35.2
Depreciation and amortization	15.0	14.3
Taxes, other than income taxes	8.2	8.8
Total Operating Expenses	91.1	105.3
Operating Income	22.5	20.9
Interest Expense, Net	4.7	5.4
Other Income, Net	0.7	2.2
Income Before Income Taxes	18.5	17.7
Income Tax Expense	4.8	4.5
Net Income	$13.7	$13.2

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2020	2020	2019
ASSETS
Utility Plant	$2,487.4	$2,469.9	$2,174.1
Less: Accumulated depreciation and amortization	1,122.8	1,117.0	894.2
Net Utility Plant	1,364.6	1,352.9	1,279.9
Current Assets:
Accounts receivable:
Utility	69.6	31.4	71.6
Associated companies	0.7	0.6	0.2
Other	6.1	5.8	8.7
Allowance for credit losses	(6.2)	(5.5)	(7.4)
Delayed customer billings	8.5	7.5	—
Inventories:
Natural gas	23.8	22.5	30.6
Materials and supplies	9.2	8.4	8.1
Regulatory assets	22.7	20.4	24.4
Prepayments	5.5	4.3	6.6
Other	0.1	0.2	0.4
Total Current Assets	140.0	95.6	143.2
Deferred Charges and Other Assets:
Regulatory assets	498.2	489.9	230.2
Deferred income taxes	54.5	59.3	76.8
Other	53.5	53.7	62.5
Total Deferred Charges and Other Assets	606.2	602.9	369.5
Total Assets	$2,110.8	$2,051.4	$1,792.6

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2020	2020	2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$339.9	$350.9	$370.9
Retained earnings	509.0	500.8	466.3
Total Shareholder's Equity	848.9	851.7	837.2
Long-term debt (less current portion)	571.0	471.8	471.7
Total Capitalization	1,419.9	1,323.5	1,308.9
Current Liabilities:
Current portion of long-term debt	50.0	—	40.0
Notes payable – associated companies	27.0	121.3	67.1
Accounts payable	40.0	43.7	51.9
Accounts payable – associated companies	5.3	4.2	3.2
Advance customer billings	12.5	11.5	10.0
Wages and compensation accrued	4.2	8.0	6.5
Customer deposits	19.2	18.7	20.2
Taxes accrued	24.7	28.0	26.1
Regulatory liabilities	6.9	3.9	2.4
Other	22.5	11.8	13.2
Total Current Liabilities	212.3	251.1	240.6
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	73.8	74.9	58.7
Asset retirement obligations	378.0	374.3	150.2
Regulatory liabilities	18.4	18.5	22.3
Other	8.4	9.1	11.9
Total Deferred Credits and Other Liabilities	478.6	476.8	243.1
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$2,110.8	$2,051.4	$1,792.6

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended December 31, 2020:
Balance at September 30, 2020	1,972,052	$—	$350.9	$500.8	$851.7
Net income	—	—	—	13.7	13.7
Return of capital to Spire	—	—	(11.0)	—	(11.0)
Dividends declared	—	—	—	(5.5)	(5.5)
Balance at December 31, 2020	1,972,052	$—	$339.9	$509.0	$848.9

Three Months Ended December 31, 2019:
Balance at September 30, 2019	1,972,052	$—	$370.9	$459.1	$830.0
Net income	—	—	—	13.2	13.2
Dividends declared	—	—	—	(6.0)	(6.0)
Balance at December 31, 2019	1,972,052	$—	$370.9	$466.3	$837.2

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2020	2019
Operating Activities:
Net Income	$13.7	$13.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.0	14.3
Deferred income taxes and investment tax credits	4.8	4.5
Changes in assets and liabilities:
Accounts receivable	(37.8)	(34.3)
Inventories	(2.1)	4.2
Regulatory assets and liabilities	2.9	11.1
Accounts payable	10.4	(0.8)
Delayed / advance customer billings	(0.1)	(0.6)
Taxes accrued	(3.3)	(1.3)
Other assets and liabilities	(0.9)	0.6
Other	0.1	(2.7)
Net cash provided by operating activities	2.7	8.2
Investing Activities:
Capital expenditures	(40.9)	(38.7)
Other	—	(1.4)
Net cash used in investing activities	(40.9)	(40.1)
Financing Activities:
Issuance of long-term debt	150.0	100.0
Repayments to Spire, net	(94.4)	(61.6)
Return of capital to Spire	(11.0)	—
Dividends paid	(5.5)	(6.0)
Other	(0.9)	(0.5)
Net cash provided by financing activities	38.2	31.9
Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(3.6)	$(2.9)
Income taxes	—	—

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Spire’s, Spire Missouri’s and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

	Three Months Ended December 31,
	2020	2019
Purchases of natural gas from Spire Marketing Inc.	$10.7	$19.5
Transportation services received from Spire STL Pipeline LLC	8.1	3.9
Sales of natural gas to Spire Marketing Inc.	1.1	—
Transportation services received from Spire NGL Inc.	0.3	0.3

In the three months ended December 31, 2020 and 2019, Spire Alabama had purchases of natural gas from Spire Marketing totaling $4.8 and $3.3, respectively.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	December 31,	September 30,	December 31,
	2020	2020	2019
Spire	$40.9	$67.6	$45.8
Spire Missouri	23.1	34.3	20.2
Spire Alabama	4.2	17.0	9.8

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Accounts receivable are written off when they are deemed to be uncollectible. An allowance for expected credit losses is estimated and updated based on relevant data and trends such as accounts receivable aging, historical write-off experience, current write-off trends, economic conditions, and the impact of weather and availability of customer payment assistance on collection trends. For the Utilities, net write-offs as a percentage of revenue has historically been the best predictor of base net write-off experience over time. Management judgment is applied in the development of the allowance due to the complexity of variables and subjective nature of certain relevant factors. For December 31, 2020, and September 30, 2020, the estimates for expected credit losses were increased as a result of considerations related to the outbreak of the novel coronavirus (COVID-19), including trends from previous economic downturns, the effects of moratoriums on cutoffs, and the effects of slower-than-normal disconnection activity in general, offset by the amount subject to specific recovery under Missouri’s deferral order (see Note 4, Regulatory Matters). The accounts receivable of Spire’s non-utility businesses are evaluated separately from those of the Utilities. The allowance for credit losses for those other businesses is based on a continuous evaluation of the individual counterparty risk and is not significant for the periods presented. Activity in the allowance for credit losses for the three months ended December 31, 2020, is shown in the following table.

		Spire	Spire
	Spire	Missouri	Alabama
Allowance at beginning of period	$24.9	$18.1	$5.5
Provision for expected credit losses	4.1	3.3	0.7
Write-offs, net of recoveries	(0.1)	—	—
Allowance at end of period	$28.9	$21.4	$6.2

NEW ACCOUNTING PRONOUNCEMENTS – In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which was later supplemented by ASU Nos. 2018-19, 2019-04, 2019-05 and 2019-11. The new standard replaces the current “incurred loss” model with an “expected loss” model for certain instruments, including trade receivables, requiring measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. It also required entities to record credit loss allowances for available-for-sale securities rather than impair the carrying amount of the securities. Spire, Spire Missouri and Spire Alabama adopted the new standard for the quarter ended December 31, 2020. Based on the credit quality of the existing available-for-sale securities portfolio, no allowance for credit losses was recognized for those investments. Application of the new guidance did not result in any significant modifications to the Company’s policies related to recognizing an allowance on trade receivables, and the adoption of the new standard did not have a material impact on Spire’s, Spire Missouri’s and Spire Alabama’s financial statements.

RECLASSIFICATIONS – Spire’s consolidated statements of income historically showed Gas Utility operating revenues and expense line items separately from Gas Marketing and other operations. The current presentation shows operating revenues and expense line items on a consolidated basis. Disaggregated data is presented in Note 9, Information by Operating Segment. Prior period amounts have been reclassified to conform with the current period presentation.

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended December 31,
	2020	2019
Spire
Gas Utility:
Residential	$349.9	$368.4
Commercial & industrial	103.0	122.5
Transportation	32.2	31.0
Off-system & other incentive	9.3	9.4
Other customer revenue	2.2	2.4
Total revenue from contracts with customers	496.6	533.7
Changes in accrued revenue under alternative revenue programs	1.6	(3.0)
Total Gas Utility operating revenues	498.2	530.7
Gas Marketing:
Revenue from contracts with retail customers	19.4	32.3
Revenue from wholesale derivative contracts	5.4	—
Total Gas Marketing operating revenues	24.8	32.3
Other	16.7	11.1
Total before eliminations	539.7	574.1
Intersegment eliminations (see Note 9, Information by Operating Segment)	(27.1)	(7.2)
Total Operating Revenues	$512.6	$566.9

Spire Missouri
Residential	$263.0	$275.9
Commercial & industrial	69.9	80.8
Transportation	9.0	9.0
Off-system & other incentive	7.4	9.4
Other customer revenue	2.9	0.5
Total revenue from contracts with customers	352.2	375.6
Changes in accrued revenue under alternative revenue programs	3.3	(1.6)
Total Operating Revenues	$355.5	$374.0

Spire Alabama
Residential	$69.2	$74.3
Commercial & industrial	24.3	31.3
Transportation	20.5	19.6
Off-system & other incentive	2.0	—
Other customer revenue	(1.9)	1.6
Total revenue from contracts with customers	114.1	126.8
Changes in accrued revenue under alternative revenue programs	(0.5)	(0.6)
Total Operating Revenues	$113.6	$126.2

For the three months ended December 31, 2020, Spire Alabama recorded a negative adjustment of $3.4 (included in “other customer revenue”) under its Rate Stabilization and Equalization (RSE) rate-setting process based on the quarter-end estimate of its average common equity at the end of the rate year relative to its allowed range of return.

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended December 31,
	2020	2019
Spire	$21.7	$24.6
Spire Missouri	15.2	17.2
Spire Alabama	5.3	6.2

3. EARNINGS PER COMMON SHARE

	Three Months Ended December 31,
	2020	2019
Basic Earnings Per Common Share:
Net Income	$88.9	$67.0
Less: Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$85.1	$63.2
Weighted Average Common Shares Outstanding (in millions)	51.5	50.9
Basic Earnings Per Common Share	$1.65	$1.24

Diluted Earnings Per Common Share:
Net Income	$88.9	$67.0
Less: Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$85.1	$63.2
Weighted Average Common Shares Outstanding (in millions)	51.5	50.9
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.1	0.2
Weighted Average Diluted Common Shares (in millions)	51.6	51.1
Diluted Earnings Per Common Share	$1.65	$1.24

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.2	0.1

4. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of December 31, 2020, September 30, 2020, and December 31, 2019.

	December 31,	September 30,	December 31,
Spire	2020	2020	2019
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$30.6	$30.6	$30.1
Unamortized purchased gas adjustments	8.4	5.5	9.1
Other	31.5	33.4	28.7
Total Current Regulatory Assets	70.5	69.5	67.9
Noncurrent:
Pension and postretirement benefit costs	428.6	439.3	405.5
Cost of removal	417.4	395.6	152.1
Future income taxes due from customers	125.4	123.5	111.6
Energy efficiency	41.4	39.6	37.2
Unamortized purchased gas adjustments	3.8	12.1	—
Other	62.6	59.3	44.1
Total Noncurrent Regulatory Assets	1,079.2	1,069.4	750.5
Total Regulatory Assets	$1,149.7	$1,138.9	$818.4
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$5.8	$5.8	$5.8
Unamortized purchased gas adjustments	54.8	73.1	19.9
Other	34.9	34.1	24.3
Total Current Regulatory Liabilities	95.5	113.0	50.0
Noncurrent:
Deferred taxes due to customers	136.0	138.8	177.0
Pension and postretirement benefit costs	163.7	157.6	147.5
Accrued cost of removal	28.6	28.6	38.7
Unamortized purchased gas adjustments	14.8	4.4	24.3
Other	14.2	14.3	30.3
Total Noncurrent Regulatory Liabilities	357.3	343.7	417.8
Total Regulatory Liabilities	$452.8	$456.7	$467.8

	December 31,	September 30,	December 31,
Spire Missouri	2020	2020	2019
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$21.9	$21.9	$21.9
Other	10.2	10.2	7.5
Total Current Regulatory Assets	32.1	32.1	29.4
Noncurrent:
Future income taxes due from customers	116.6	114.6	104.9
Pension and postretirement benefit costs	324.6	332.6	324.7
Energy efficiency	41.4	39.6	37.2
Unamortized purchased gas adjustments	3.8	12.1	—
Cost of removal	18.3	7.1	—
Other	45.7	42.7	24.3
Total Noncurrent Regulatory Assets	550.4	548.7	491.1
Total Regulatory Assets	$582.5	$580.8	$520.5
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$3.6	$3.6	$3.6
Unamortized purchased gas adjustments	54.3	72.3	19.0
Other	25.5	27.3	19.8
Total Current Regulatory Liabilities	83.4	103.2	42.4
Noncurrent:
Deferred taxes due to customers	118.6	121.4	159.7
Pension and postretirement benefit costs	146.1	140.4	124.9
Accrued cost of removal	—	—	12.1
Unamortized purchased gas adjustments	14.8	4.4	24.3
Other	8.7	8.6	24.5
Total Noncurrent Regulatory Liabilities	288.2	274.8	345.5
Total Regulatory Liabilities	$371.6	$378.0	$387.9

	December 31,	September 30,	December 31,
Spire Alabama	2020	2020	2019
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$7.7	$7.7	$7.2
Unamortized purchased gas adjustments	8.3	5.5	8.8
Other	6.7	7.2	8.4
Total Current Regulatory Assets	22.7	20.4	24.4
Noncurrent:
Pension and postretirement benefit costs	95.7	98.2	74.9
Cost of removal	399.1	388.6	152.1
Future income taxes due from customers	2.2	2.2	—
Other	1.2	0.9	3.2
Total Noncurrent Regulatory Assets	498.2	489.9	230.2
Total Regulatory Assets	$520.9	$510.3	$254.6
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$2.2	$2.2	$2.2
Other	4.7	1.7	0.2
Total Current Regulatory Liabilities	6.9	3.9	2.4
Noncurrent:
Pension and postretirement benefit costs	14.7	14.8	18.4
Other	3.7	3.7	3.9
Total Noncurrent Regulatory Liabilities	18.4	18.5	22.3
Total Regulatory Liabilities	$25.3	$22.4	$24.7

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	December 31,	September 30,	December 31,
	2020	2020	2019
Spire
Pension and postretirement benefit costs	$229.7	$232.3	$208.0
Future income taxes due from customers	123.2	121.3	111.6
Other	12.4	12.9	14.1
Total Regulatory Assets Not Earning a Return	$365.3	$366.5	$333.7

Spire Missouri
Pension and postretirement benefit costs	$229.7	$232.3	$208.0
Future income taxes due from customers	116.6	114.6	104.9
Other	12.4	12.9	14.1
Total Regulatory Assets Not Earning a Return	$358.7	$359.8	$327.0

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

On March 7, 2018, the MoPSC issued its order in two general rate cases (docketed as GR-2017-0215 and GR-2017-0216), approving new tariffs that became effective on April 19, 2018. Certain provisions of the order allow less future recovery of certain deferred or capitalized costs than estimated based upon previous rate proceedings, and management determined that the related regulatory assets should be written down or off in connection with the preparation of the financial statements for the second quarter of 2018. Spire Missouri filed an appeal of the MoPSC’s order related to the disallowance of certain pension costs incurred prior to 1997 ($28.8), real estate sold in 2014 ($1.8), and rate case expenses ($0.9) to Missouri’s Southern District Court of Appeals. On March 15, 2019, the appeal was denied by that court, and Spire Missouri requested review by the Missouri Supreme Court. Oral arguments were made before the Missouri Supreme Court on January 29, 2020. The case is awaiting a decision.

In the first quarter of fiscal 2020, a provision of $2.1 was recorded to Spire Missouri’s regulatory liability for Infrastructure System Replacement Surcharge (ISRS) revenues related to customer billings recorded during the quarter under a disputed ISRS filing, along with a $0.5 provision for interest due on all ISRS revenues in dispute. The after-tax impact of the first quarter provisions reduced net income by $2.0, which is excluded for the net economic earnings financial measure. As previously disclosed, these matters were settled by the end of fiscal 2020.

In September 2020, Spire Missouri, the MoPSC staff and the OPC reached a Unanimous Stipulation and Agreement regarding Spire Missouri’s request for an Accounting Authority Order (AAO) pertaining to certain costs and lost customer fee revenue related to the COVID-19 pandemic. In October 2020, the MoPSC issued an order approving that agreement and granting an AAO. Accordingly, Spire Missouri recorded a regulatory asset of $3.9 and $3.8 as of December 31 and September 30, 2020, respectively, related to the deferral of applicable costs and is tracking lost customer fee revenue. All ratemaking treatment of the deferrals and any revenue recoveries is reserved for consideration in Spire Missouri’s next general rate case.

On December 11, 2020, Spire Missouri filed a general rate case with the MoPSC that includes new proposed rates for its service areas. The case proposes an increase in base rates, reflecting recovery of system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution systems as well as to support enhancements to customer service. The request, if approved, represents a net base rate increase of $64.2. Spire Missouri is already recovering $47.3 from customers through the ISRS, resulting in a total base rate increase request of $111.5. The ISRS cap would then be reset in order to continue the timely recovery of the investment in pipeline upgrades. The proposed rates are calculated on a filed rate base of $2,780 based on the end of fiscal year 2020, reflecting the significant investment made in infrastructure upgrades and other systems. Among other things, the filing changes rate design, proposes new customer programs, and aligns the tariffs of the company’s service areas. The filing assumes a common equity ratio of 54.25% and a 9.95% return on equity. Management anticipates that certain measures, such as rate base, capital structure and operating costs will be updated over the course of the rate proceeding. In accordance with Missouri law, the MoPSC has up to 11 months to consider this filing.

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

5. FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring October 31, 2023. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment, with commitments fees applied for each borrower relative to its credit rating. Spire may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on December 31, 2020, total debt was less than 60% of total capitalization for each borrower.

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

On March 26, 2020, Spire entered into a new loan agreement with two banks providing for a term loan of $150.0, which was immediately fully funded. It was repaid on December 16, 2020. The term loan bore interest at the LIBOR Rate (as defined in the loan agreement) plus 0.85% per annum. Proceeds were used for working capital and general corporate purposes.

Information about Spire’s consolidated short-term borrowings and about Spire Missouri’s and Spire Alabama’s borrowings from Spire is presented in the following table. As of December 31, 2020, $455.5 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire (Parent Only)			Spire Missouri		Spire Alabama		Spire
	Credit	Term	CP	Credit	Spire	Credit	Spire	Consol-
	Facility	Loan	Program	Facility	Note	Facility	Note	idated
Three Months Ended December 31, 2020
Weighted average borrowings	$—	$125.5	$609.2	$—	$341.3	$—	$111.6	$734.7
Lowest borrowings outstanding	—	—	497.0	—	292.8	—	1.5	631.1
Highest borrowings outstanding	—	150.0	701.1	—	396.7	—	152.2	850.5
Weighted average interest rate	n/a	1.1%	0.2%	n/a	0.2%	n/a	0.2%	0.4%
As of December 31, 2020
Borrowings outstanding	$—	$—	$696.1	$—	$393.7	$—	$27.0	$696.1
Weighted average interest rate	n/a	n/a	0.3%	n/a	0.3%	n/a	0.3%	0.3%
As of September 30, 2020
Borrowings outstanding	$—	$150.0	$498.0	$—	$301.2	$—	$121.3	$648.0
Weighted average interest rate	n/a	1.1%	0.2%	n/a	0.2%	n/a	0.2%	0.6%
As of December 31, 2019
Borrowings outstanding	$—	$—	$518.9	$—	$288.1	$—	$67.1	$518.9
Weighted average interest rate	n/a	n/a	2.1%	n/a	2.1%	n/a	2.1%	2.1%

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary covenants and default provisions. As of December 31, 2020, there were no events of default under these covenants.

Interest expense shown on Spire’s consolidated statements of income and Spire Missouri’s statements of comprehensive income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended December 31,
	2020	2019
Spire	$0.9	$2.2
Spire Missouri	—	0.3
Spire Alabama	0.6	0.6

On December 15, 2020, Spire Alabama issued and sold to certain institutional investors in a private placement $150.0 of 2.04% Series 2020 Senior Notes due December 15, 2030. Interest is payable semi-annually. The notes are senior unsecured obligations of Spire Alabama and rank equal in right to payment with all its other senior unsecured indebtedness. Spire Alabama used the proceeds to repay short-term debt.

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of December 31, 2020, September 30, 2020, and December 31, 2019.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of December 31, 2020
Cash and cash equivalents	$3.5	$3.5	$3.5	$—
Notes payable	696.1	696.1	—	696.1
Long-term debt, including current portion	2,628.4	3,119.5	—	3,119.5
As of September 30, 2020
Cash and cash equivalents	$4.1	$4.1	$4.1	$—
Notes payable	648.0	648.0	—	648.0
Long-term debt, including current portion	2,484.1	2,908.6	—	2,908.6
As of December 31, 2019
Cash and cash equivalents	$21.5	$21.5	$21.5	$—
Notes payable	518.9	518.9	—	518.9
Long-term debt, including current portion	2,529.7	2,765.9	—	2,765.9

Spire Missouri
As of December 31, 2020
Notes payable – associated companies	$393.7	$393.7	$—	$393.7
Long-term debt	1,092.2	1,329.0	—	1,329.0
As of September 30, 2020
Notes payable – associated companies	$301.2	$301.2	$—	$301.2
Long-term debt	1,092.0	1,313.5	—	1,313.5
As of December 31, 2019
Cash and cash equivalents	$9.3	$9.3	$9.3	$—
Notes payable – associated companies	288.1	288.1	—	288.1
Long-term debt	1,098.6	1,234.9	—	1,234.9

Spire Alabama
As of December 31, 2020
Notes payable – associated companies	$27.0	$27.0	$—	$27.0
Long-term debt, including current portion	621.0	742.9	—	742.9
As of September 30, 2020
Notes payable – associated companies	$121.3	$121.3	$—	$121.3
Long-term debt	471.8	576.9	—	576.9
As of December 31, 2019
Notes payable – associated companies	$67.1	$67.1	$—	$67.1
Long-term debt, including current portion	511.7	572.8	—	572.8

7. FAIR VALUE MEASUREMENTS

The information presented below categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no material Level 3 balances as of December 31, 2020, and those Level 3 balances at September 30, 2020, and December 31, 2019, consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2020
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$23.4	$—	$—	$—	$23.4
Gasoline and heating oil contracts	0.4	—	—	(0.4)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.3	21.5	—	(12.4)	9.4
Natural gas commodity contracts	—	14.9	—	—	14.9
Other:
U.S. stock/bond mutual funds	14.2	—	—	—	14.2
Interest rate swaps	—	7.0	—	—	7.0
Total	$38.3	$43.4	$—	$(12.8)	$68.9
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$4.9	$—	$—	$(4.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	9.2	—	(9.2)	—
Natural gas commodity contracts	—	12.2	—	—	12.2
Other:
Interest rate swaps	—	44.0	—	—	44.0
Total	$4.9	$65.4	$—	$(14.1)	$56.2

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2020
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$21.9	$—	$—	$—	$21.9
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	27.7	—	(25.4)	2.3
Natural gas commodity contracts	—	14.5	0.4	—	14.9
Other:
U.S. stock/bond mutual funds	18.6	—	—	—	18.6
Total	$47.1	$42.2	$0.4	$(32.0)	$57.7
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.7	21.4	—	(22.1)	—
Natural gas commodity contracts	—	22.3	—	—	22.3
Other:
Interest rate swaps	—	54.2	—	—	54.2
Total	$1.6	$97.9	$—	$(23.0)	$76.5

As of December 31, 2019
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$21.2	$—	$—	$—	$21.2
Gas Marketing:
NYMEX/ICE natural gas contracts	0.6	4.9	—	(5.3)	0.2
Natural gas commodity contracts	—	20.6	—	(4.4)	16.2
Other:
U.S. stock/bond mutual funds	16.6	—	—	—	16.6
Total	$38.4	$25.5	$—	$(9.7)	$54.2
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$16.0	$—	$—	$(16.0)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.4	8.0	—	(8.4)	—
Natural gas commodity contracts	—	19.5	1.5	(4.4)	16.6
Other:
Interest rate swaps	—	24.5	—	—	24.5
Total	$16.4	$52.0	$1.5	$(28.8)	$41.1

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2020
ASSETS
U.S. stock/bond mutual funds	$23.4	$—	$—	$—	$23.4
Gasoline and heating oil contracts	0.4	—	—	(0.4)	—
Total	$23.8	$—	$—	$(0.4)	$23.4
LIABILITIES
NYMEX/ICE natural gas contracts	$4.9	$—	$—	$(4.9)	$—

As of September 30, 2020
ASSETS
U.S. stock/bond mutual funds	$21.9	$—	$—	$—	$21.9
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$28.5	$—	$—	$(6.6)	$21.9
LIABILITIES
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—

As of December 31, 2019
ASSETS
U.S. stock/bond mutual funds	$21.2	$—	$—	$—	$21.2
LIABILITIES
NYMEX/ICE natural gas contracts	$16.0	$—	$—	$(16.0)	$—

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

The net periodic pension cost included the following components:

	Three Months Ended December 31,
	2020	2019
Spire
Service cost – benefits earned during the period	$5.6	$5.5
Interest cost on projected benefit obligation*	5.2	5.9
Expected return on plan assets*	(8.0)	(9.2)
Amortization of prior service credit*	(0.8)	(0.6)
Amortization of actuarial loss*	4.0	3.7
Subtotal	6.0	5.3
Regulatory adjustment	9.6	9.6
Net pension cost	$15.6	$14.9

Spire Missouri
Service cost – benefits earned during the period	$3.9	$3.8
Interest cost on projected benefit obligation*	3.5	4.2
Expected return on plan assets*	(5.6)	(6.6)
Amortization of prior service credit*	(0.2)	—
Amortization of actuarial loss*	2.9	2.9
Subtotal	4.5	4.3
Regulatory adjustment	7.6	7.7
Net pension cost	$12.1	$12.0

Spire Alabama
Service cost – benefits earned during the period	$1.5	$1.5
Interest cost on projected benefit obligation*	1.2	1.2
Expected return on plan assets*	(1.6)	(1.7)
Amortization of prior service credit*	(0.6)	(0.6)
Amortization of actuarial loss*	1.1	0.8
Subtotal	1.6	1.2
Regulatory adjustment	1.8	1.7
Net pension cost	$3.4	$2.9

* Denotes pension expense line items that are recorded below the operating income line in the income statements, in the line item “Other Income, Net.”

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the quarters ended December 31, 2020 and 2019, no plans met the criteria for settlement recognition.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2021 contributions to Spire Missouri’s pension plans through December 31, 2020 were $20.2 to the qualified trusts and none to non-qualified plans. There were $2.2 of fiscal 2021 contributions to the Spire Alabama pension plans through December 31, 2020.

Contributions to the qualified trusts of Spire Missouri’s pension plans for the remainder of fiscal 2021 are anticipated to be $21.8. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2021 are anticipated to be $8.9.

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

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended December 31,
	2020	2019
Spire
Service cost – benefits earned during the period	$1.8	$1.4
Interest cost on accumulated postretirement benefit obligation*	1.4	1.6
Expected return on plan assets*	(4.0)	(4.1)
Amortization of prior service cost (credit)*	0.3	(0.2)
Amortization of actuarial gain*	(0.4)	(0.5)
Subtotal	(0.9)	(1.8)
Regulatory adjustment	3.4	4.0
Net postretirement benefit cost	$2.5	$2.2

Spire Missouri
Service cost – benefits earned during the period	$1.6	$1.3
Interest cost on accumulated postretirement benefit obligation*	1.1	1.2
Expected return on plan assets*	(2.7)	(2.8)
Amortization of prior service cost (credit) *	0.2	(0.1)
Amortization of actuarial gain*	(0.4)	(0.5)
Subtotal	(0.2)	(0.9)
Regulatory adjustment	3.8	4.4
Net postretirement benefit cost	$3.6	$3.5

Spire Alabama
Service cost – benefits earned during the period	$0.2	$0.1
Interest cost on accumulated postretirement benefit obligation*	0.3	0.3
Expected return on plan assets*	(1.2)	(1.2)
Amortization of prior service cost (credit)*	0.1	(0.1)
Subtotal	(0.6)	(0.9)
Regulatory adjustment	(0.4)	(0.4)
Net postretirement benefit income	$(1.0)	$(1.3)

* Denotes other postretirement expense line items that are recorded below the operating income line in the income statements, in the line item “Other Income, Net.”

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through December 31, 2020 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2020
Operating Revenues:
Revenues from external customers	$497.2	$10.7	$4.7	$—	$512.6
Intersegment revenues	1.0	14.1	12.0	(27.1)	—
Total Operating Revenues	498.2	24.8	16.7	(27.1)	512.6
Operating Expenses:
Natural gas	204.3	0.7	—	(23.8)	181.2
Operation and maintenance	103.0	3.3	8.6	(3.3)	111.6
Depreciation and amortization	48.6	0.3	1.9	—	50.8
Taxes, other than income taxes	35.5	0.2	0.4	—	36.1
Total Operating Expenses	391.4	4.5	10.9	(27.1)	379.7
Operating Income	$106.8	$20.3	$5.8	$—	$132.9
Net Economic Earnings (Loss)	$76.4	$3.3	$(2.8)	$—	$76.9

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2019
Operating Revenues:
Revenues from external customers	$530.6	$32.3	$4.0	$—	$566.9
Intersegment revenues	0.1	—	7.1	(7.2)	—
Total Operating Revenues	530.7	32.3	11.1	(7.2)	566.9
Operating Expenses:
Natural gas	241.5	24.5	0.1	(4.2)	261.9
Operation and maintenance	108.6	3.1	7.9	(3.0)	116.6
Depreciation and amortization	46.4	—	1.1	—	47.5
Taxes, other than income taxes	37.9	0.3	0.4	—	38.6
Total Operating Expenses	434.4	27.9	9.5	(7.2)	464.6
Operating Income	$96.3	$4.4	$1.6	$—	$102.3
Net Economic Earnings (Loss)	$69.1	$6.1	$(3.4)	$—	$71.8

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended December 31,
	2020	2019
Net Income	$88.9	$67.0
Adjustments, pre-tax:
Provision for ISRS rulings	—	2.6
Fair value and timing adjustments	(16.0)	3.7
Income tax effect of adjustments	4.0	(1.5)
Net Economic Earnings	$76.9	$71.8

The Company’s total assets by segment were as follows:

	December 31,	September 30,	December 31,
	2020	2020	2019
Total Assets:
Gas Utility	$6,932.3	$6,716.2	$6,306.0
Gas Marketing	204.8	182.7	242.7
Other	2,462.3	2,443.5	2,450.5
Eliminations	(1,083.8)	(1,101.2)	(1,038.2)
Total Assets	$8,515.6	$8,241.2	$7,961.0

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2020, are estimated at $1,739.4, $1,319.4, and $310.3 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

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

In February 2018, the Company was made aware of a complaint filed with the U.S. Department of Housing and Urban Development (HUD) by the South Alabama Center for Fair Housing and the National Community Reinvestment Coalition. The complaint alleged that Spire Gulf discriminated against unspecified residents of Eight Mile, Alabama, on the basis of race in violation of the Fair Housing Act by failing to adequately address the odorant release that occurred in 2008. On December 2, 2020, HUD issued a determination that found no reasonable cause exists that Spire Gulf discriminated against residents in Eight Mile, Alabama.

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

Gas Utility - Spire Alabama

Spire Alabama is the largest natural gas distribution utility in the state of Alabama and is regulated by the APSC. Spire Alabama’s service territory is located in central and northern Alabama. Among the cities served by Spire Alabama are Birmingham, the center of the largest metropolitan area in the state, and Montgomery, the state capital. Spire Alabama purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial, and industrial customers, and other end-users of natural gas. Spire Alabama also transports gas through its distribution system for certain large commercial and industrial customers for a transportation fee. Effective December 1, 2020, for most of these transportation service customers, Spire Alabama also purchases gas on the wholesale market for sale to the customer upon delivery to the Spire Alabama distribution system. All Spire Alabama services are provided to customers at rates and in accordance with tariffs authorized by the APSC.

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

Spire STL Pipeline is a wholly owned subsidiary of Spire which owns and operates a 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. The pipeline is under the jurisdiction of the FERC and is capable of delivering up to 4 million therms per day of natural gas into eastern Missouri. Spire Missouri is the foundation shipper with a contractual commitment of 3.5 million therms per day. The pipeline was primarily constructed during fiscal 2019 and was placed into service in November 2019.

Spire Storage is engaged in the storage of natural gas in the western region of the United States. The facility consists of two storage fields operating under one FERC market-based rate tariff.

COVID-19

The outbreak of the novel coronavirus (COVID-19) has adversely impacted economic activity and conditions worldwide. We are continuing to assess the developments involving our workforce, customers and suppliers, as well as the response of federal and state authorities, our regulators and other business and community leaders. The Company has implemented what we believe to be appropriate procedures and protocols to ensure the safety of our customers, suppliers and employees. These actions include activating incident management procedures, work-from-home for our office-based employees, limiting direct contact with our customers, and suspending disconnections and late payment fees for our utility customers for several months in 2020.

We have experienced impacts on our results of operations from COVID-19, including:

•	lost late payment fees due to a moratorium from late March through mid-June 2020;
•	minor net margin impact from lower commercial and industrial volumes offset by additional residential fixed charges;
•	bad debt expense increases due to additional expected credit losses on accounts receivable balances; and
•

net other direct cost reductions due to lower travel, meals and entertainment and training offset by increased costs for enhanced cleaning and personal protective equipment for our facilities and field personnel compared to normal and expected levels.

Spire Missouri received an Accounting Authority Order from the MoPSC to defer certain costs and has recorded a related regulatory asset of $3.9 and $3.8 as of December 31 and September 30, 2020, respectively. Even with the cost increases and lost revenues, Spire Alabama exceeded the allowed return and recorded a Rate Stabilization and Equalization giveback in September 2020, so there was no bottom-line impact of these COVID-19 effects.

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

The Company is participating in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provisions allowing for a payroll tax deferral which does not have an impact on our results of operations but defers the payment of the Company’s portion of certain payroll taxes until later in fiscal 2021 and 2022. Although the Company does not currently expect to seek relief under any other CARES Act provisions, we will continue to monitor all pending and future federal, state and local efforts related to the COVID-19 health crisis and assess our need and, as applicable, eligibility for any such relief.

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

Net Economic Earnings and Net Economic Earnings Per Share

Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of impairments and other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. In addition, net economic earnings per share would exclude the impact, in the fiscal year of issuance, of any shares issued to finance acquisitions that have yet to be included in net economic earnings.

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

Contribution Margin

In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of contribution margin when evaluating results of operations. Contribution margin is defined as operating revenues less natural gas costs and gross receipts tax expense. The Utilities pass to their customers (subject to prudence review by, as applicable, the MoPSC, APSC or MSPSC) increases and decreases in the wholesale cost of natural gas in accordance with their PGA clauses or GSA riders. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes and gross receipts tax expense (which are calculated as a percentage of revenues), with the same amount (excluding immaterial timing differences) included in revenues, have no direct effect on operating income. Therefore, management believes that contribution margin is a useful supplemental measure, along with the remaining operating expenses, for assessing the Company’s and the Utilities’ performance.

EARNINGS – THREE MONTHS ENDED DECEMBER 31, 2020

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Three Months Ended December 31, 2020
Net Income (Loss) [GAAP]	$76.5	$15.2	$(2.8)	$88.9	$1.65
Adjustments, pre-tax:
Fair value and timing adjustments	(0.1)	(15.9)	—	(16.0)	(0.31)
Income tax effect of adjustments*	—	4.0	—	4.0	0.08
Net Economic Earnings (Loss) [Non-GAAP]	$76.4	$3.3	$(2.8)	$76.9	$1.42

Three Months Ended December 31, 2019
Net Income (Loss) [GAAP]	$67.1	$3.3	$(3.4)	$67.0	$1.24
Adjustments, pre-tax:
Provision for ISRS rulings	2.6	—	—	2.6	0.05
Fair value and timing adjustments	—	3.7	—	3.7	0.07
Income tax effect of adjustments*	(0.6)	(0.9)	—	(1.5)	(0.03)
Net Economic Earnings (Loss) [Non-GAAP]	$69.1	$6.1	$(3.4)	$71.8	$1.33

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

Consolidated

Spire had net income of $88.9 for the three months ended December 31, 2020, compared with net income of $67.0 for the three months ended December 31, 2019. Diluted income per share of $1.65 for the current year quarter compared to $1.24 diluted income per share for the prior year quarter. The net income growth of $21.9 was driven by an $11.9 increase in Gas Marketing segment and a $9.4 increase in the Gas Utility segment. The Gas Marketing increase was the result of higher current year margins, driven by favorable derivative activity and fair value measurements, only partly offset by the costs of incremental storage capacity, transportation fees, and less favorable market conditions. Gas Utility net income growth reflects higher ISRS revenues, combined with the benefits of customer growth and lower operating costs.

Spire’s net economic earnings were $76.9 ($1.42 per diluted share) for the three months ended December 31, 2020, an increase of $5.1 from the $71.8 ($1.33 per diluted share) reported for the same period in the prior year.

The principal drivers of the increase in net economic earnings were higher Gas Utility results offset by lower Gas Marketing earnings, as reflected in the above table. These impacts are described in further detail below.

Gas Utility

For the three months ended December 31, 2020, net economic earnings for the Gas Utility segment increased $7.3 from the first quarter of the prior fiscal year, primarily due to a $6.5 increase at Spire Missouri and $0.5 increase at Spire Alabama. The increase at Spire Missouri was driven by higher ISRS revenues, customer growth, and lower Operations and Maintenance expense (O&M), offset by $1.4 higher depreciation expense. Spire Alabama growth was negatively impacted by unfavorable net Rate Stabilization and Equalization (RSE) adjustments and higher depreciation expenses that were offset by lower O&M. These impacts are discussed in further detail below.

Gas Marketing

For the three months ended December 31, 2020, the net economic earnings for the Gas Marketing segment was $3.3, compared to net economic earnings of $6.1 in the three months ended December 31, 2019. The decrease in the current-year period was primarily the impact of narrower location basis differentials due to milder regional weather and the costs of incremental storage capacity, partially offset by higher storage withdrawals.

Other

For the three months ended December 31, 2020, net economic loss for Other decreased $0.6 compared with the first quarter of the prior fiscal year, reflecting improved earnings from Spire Storage and lower corporate costs.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2020
Operating Income [GAAP]	$106.8	$20.3	$5.8	$—	$132.9
Operation and maintenance expenses	103.0	3.3	8.6	(3.3)	111.6
Depreciation and amortization	48.6	0.3	1.9	—	50.8
Taxes, other than income taxes	35.5	0.2	0.4	—	36.1
Less: Gross receipts tax expense	(21.7)	—	—	—	(21.7)
Contribution Margin [Non-GAAP]	272.2	24.1	16.7	(3.3)	309.7
Natural gas costs	204.3	0.7	—	(23.8)	181.2
Gross receipts tax expense	21.7	—	—	—	21.7
Operating Revenues	$498.2	$24.8	$16.7	$(27.1)	$512.6

Three Months Ended December 31, 2019
Operating Income [GAAP]	$96.3	$4.4	$1.6	$—	$102.3
Operation and maintenance expenses	108.6	3.1	7.9	(3.0)	116.6
Depreciation and amortization	46.4	—	1.1	—	47.5
Taxes, other than income taxes	37.9	0.3	0.4	—	38.6
Less: Gross receipts tax expense	(24.6)	—	—	—	(24.6)
Contribution Margin [Non-GAAP]	264.6	7.8	11.0	(3.0)	280.4
Natural gas costs	241.5	24.5	0.1	(4.2)	261.9
Gross receipts tax expense	24.6	—	—	—	24.6
Operating Revenues	$530.7	$32.3	$11.1	$(7.2)	$566.9

Consolidated

Spire reported operating revenue of $512.6 for the three months ended December 31, 2020, a $54.3 decrease versus the prior year quarter. Both the Gas Utility and Gas Marketing segments experienced year-over-year reductions in operating revenues. Spire’s contribution margin increased $29.3 compared with last year, with increases of $16.3 in the Gas Marketing segment, $7.6 for the Gas Utility segment, and $5.7 for Other (STL Pipeline and Spire Storage) all contributing to growth. Depreciation and amortization expenses were up $3.3 company-wide driven by a $2.2 increase in the Gas Utility segment. Gas Utility O&M expenses of $103.0 for the quarter were $5.6 lower than last year. These impacts are described in further detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the three months ended December 31, 2020, were $498.2, or $32.5 lower than the same period in the prior year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA costs	$(25.1)
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(8.4)
Spire Missouri and Spire Alabama – Lower gross-receipt taxes	(2.9)
Spire Missouri – ISRS	6.5
All other factors, net	(2.6)
Total Variation	$(32.5)

The decrease in revenues was primarily driven by $25.1 lower gas costs, a $8.4 negative impact of lower volumetric usage (including weather mitigation) resulting from warmer weather, primarily at Spire Missouri, and lower gross-receipt taxes, the result of the lower gas cost recoveries. These negative impacts were only partly offset by $6.5 growth in ISRS revenues (including the impact of a prior-year provision of $2.0 related to the ISRS ruling settled later in the year).

Contribution Margin – Gas Utility contribution margin was $272.2 for the three months ended December 31, 2020, a $7.6 increase over the same period in the prior year. The increase was attributable to the following factors:

Spire Missouri – ISRS	$6.5
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	1.1
Spire Missouri – Customer growth	1.0
Spire Alabama – RSE adjustments, net	(1.3)
All other factors	0.3
Total Variation	$7.6

The increase in contribution margin was primarily attributable to Spire Missouri’s net ISRS amounts (including prior-year true-up of provision for ISRS rulings) of $6.5, $1.1 favorable weather/volumetric impacts (reflecting weather mitigation), and $1.0 related to customer growth. These favorable impacts were partly offset by the $1.3 net unfavorable RSE adjustments at Spire Alabama.

Operating Expenses – O&M expenses for the three months ended December 31, 2020 were $5.6 lower than the same period in the prior year. O&M expenses were $2.6 lower at Spire Missouri and $2.4 lower at Spire Alabama. These decreases were attributable to lower costs in operations, administrative and employee-related expenses, including the timing of certain expenses we expect to incur later in this fiscal year compared to the prior fiscal year. Depreciation and amortization expenses for the three months ended December 31, 2020 were $2.2 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Gas Marketing

Operating Revenues – Operating revenues decreased $7.5 versus the prior-year period as retail volumes were slightly lower in addition to lower commodity prices.

Contribution Margin – Gas Marketing contribution margin during the three months ended December 31, 2020 increased $16.3 from the same period in the prior year, largely reflecting a $19.6 favorable change in derivative activity and fair value measurements excluded from net economic earnings. Excluding these gains, margins were $3.3 lower when compared with the same period in the prior year due to the costs of incremental storage capacity and transportation fees, partly offset by value realized from storage withdrawal.

Interest Charges

Consolidated interest charges during the three months ended December 31, 2020 decreased by $1.0 from the same period in the prior year, principally due to lower rates on short-term borrowings. For the three months ended December 31, 2020 and 2019, average short-term borrowings were $734.7 and $727.7, respectively, and the average interest rates on these borrowings were 0.4% and 2.2%, respectively.

Income Taxes

Consolidated income tax for the three months ended December 31, 2020 increased $8.3 versus the same period in the prior year. The variance is due to higher pre-tax book income and the mix of earnings by source.

Spire Missouri

	Three Months Ended December 31,
	2020	2019
Operating Income [GAAP]	$75.5	$67.0
Operation and maintenance expenses	62.9	65.5
Depreciation and amortization	30.4	29.0
Taxes, other than income taxes	25.1	26.7
Less: Gross receipts tax expense	(15.2)	(17.2)
Contribution Margin [Non-GAAP]	178.7	171.0
Natural gas costs	161.6	185.8
Gross receipts tax expense	15.2	17.2
Operating Revenues	$355.5	$374.0
Net Income	$56.6	$48.0

Operating revenues for the three months ended December 31, 2020 decreased $18.5 from the same period in the prior year primarily due to lower gas costs of $18.8, combined with $3.6 in volumetric impacts (including weather mitigation) , and a $4.1 decrease related to lower off-system sales and gross receipts taxes. These negative impacts were only partly offset by higher ISRS revenues of $6.5. Contribution margin for the three months ended December 31, 2020, increased $7.7 from the same period in the prior year, largely due to the $6.5 increase in ISRS mentioned above, combined with customer growth of $1.0, partially offset by lower off-system sales.

O&M expenses for the three months ended December 31, 2020 decreased $2.6 versus the prior year quarter, largely due to lower administrative and employee-related expenses, including the timing of certain expenses we expect to incur later in the year. Depreciation and amortization increased $1.4 in the current quarter versus the prior-year quarter due to higher capital investments.

Other income was up $1.7, primarily due to increases in the value of investments associated with non-qualified employee benefit plans reflecting market conditions.

Degree days in Spire Missouri’s service areas during the three months ended December 31, 2020, were 9% warmer than normal and 12% warmer than the same period last year, resulting in lower usage on a year-over-year comparative basis. Spire Missouri’s total system therms sold and transported were 522.8 million for the three months ended December 31, 2020, compared with 556.1 million for the same period in the prior year. Total off-system therms sold and transported were 8.5 million for the three months ended December 31, 2020, compared with 8.7 million for the same period last year.

Resulting net income for the quarter ended December 31, 2020 increased $8.6 versus the prior-year quarter.

Spire Alabama

	Three Months Ended December 31,
	2020	2019
Operating Income [GAAP]	$22.5	$20.9
Operation and maintenance expenses	32.8	35.2
Depreciation and amortization	15.0	14.3
Taxes, other than income taxes	8.2	8.8
Less: Gross receipts tax expense	(5.3)	(6.2)
Contribution Margin [Non-GAAP]	73.2	73.0
Natural gas costs	35.1	47.0
Gross receipts tax expense	5.3	6.2
Operating Revenues	$113.6	$126.2
Net Income	$13.7	$13.2

Operating revenues for the three months ended December 31, 2020, decreased $12.6 from the same period in the prior year. The change in operating revenue was principally due to $4.8 attributable to weather usage impacts, lower gas costs of $6.3, and a net RSE and annual rate adjustment of $1.6, partly offset by an $1.0 increase in off-system sales.

Contribution margin was essentially flat versus the prior year quarter, as favorable margins from weather usage impacts (including weather mitigation) and off-system sales offset the unfavorable net RSE and annual rate adjustment of $1.3.

O&M expenses for the three months ended December 31, 2020 decreased $2.4 versus the prior-year quarter, primarily due to lower field distribution and administrative expenses. Depreciation and amortization expenses for the three months ended December 31, 2020, were $0.7 higher than the same period last year, the result of continued investment in infrastructure upgrades.

For the quarter ended December 31, 2020, resulting net income increased $0.5 versus the prior-year quarter.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended December 31, 2020 were 20% warmer than normal and 30% warmer than a year ago. Spire Alabama’s total system therms sold and transported were 244.4 million for the three months ended December 31, 2020, compared with 283.1 million for the same period in the prior year. The current quarter reflects off-system sales, and related therms sold totaled 11.0 million, versus no volume in the prior year as the program had not yet commenced.

REGULATORY MATTERS

For discussions of regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended

September 30, 2020, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. While accounting estimates related to these and other items such as goodwill and allowance for credit losses were considered in light of the COVID-19 health crisis, there were no significant changes to critical accounting estimates during the three months ended December 31, 2020.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

	Three Months Ended December 31,
Cash Flow Summary	2020	2019
Net cash provided by operating activities	$7.6	$64.5
Net cash used in investing activities	(163.6)	(192.6)
Net cash provided by financing activities	155.4	143.8

For the three months ended December 31, 2020, net cash provided by operating activities decreased $56.9 from the corresponding period of fiscal 2020. The change was due principally to regulatory timing and fluctuations in working capital items, as discussed above.

For the three months ended December 31, 2020, net cash used in investing activities was $29.0 less than for the same period in the prior year, primarily driven by a $28.7 decrease in capital expenditures. The primary drivers were $26.0 in lower expenditures related to Spire Storage and Spire STL Pipeline, and a $2.6 decrease in Gas Utility expenditures, principally due to timing. Total capital expenditures for the full fiscal year 2021 are expected to be approximately $590.

Lastly, for the three months ended December 31, 2020, net cash provided by financing activities was $155.4, up $11.6 versus net cash provided of $143.8 for the three months ended December 31, 2019. Current year long-term debt issuances were $150.0, $360.0 less than a year ago. This was offset by $94.6 less repayments of long-term debt in the current year, as well as $48.1 net short-term debt issued in the current year versus $224.2 net repayments in the prior year.

CAPITAL RESOURCES

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Our debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of December 31, 2020, the debt ratings of the Company, Spire Missouri and Spire Alabama, shown in the following table, remain at investment grade with a stable outlook.

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

The effects of COVID-19 on the U.S. capital markets may significantly impact Spire. We rely on access to the capital markets to fund our capital requirements. These uncertain economic conditions may also result in the inability of our customers to pay for services and could have an impact on our liquidity. Still, considering our financing as described in Note 5, Financing Arrangements and Long-term Debt, of the Notes to Financial Statements in Item 1, we believe we have sufficient access to cash to meet our needs.

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of December 31, 2020.

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

Long-term Debt and Equity

At December 31, 2020, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,644.6, of which $1,098.0 was issued by Spire Missouri, $625.0 was issued by Spire Alabama, and $231.6 was issued by other subsidiaries. For more information about long-term debt, see Note 5 of the Notes to Financial Statements in Item 1.

Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $500.0 for financings placed any time before September 30, 2021. As of December 31, 2020, $125.0 remained available under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance. On March 24, 2020, the APSC approved an application for up to $150.0 of additional long-term debt financing for Spire Alabama, which was ultimately issued on December 15, 2020.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 200,556 and 195,336 shares at December 31, 2020 and January 31, 2021, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

On February 6, 2019, Spire entered into an “at-the-market” equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Those shares are issued pursuant to Spire’s universal shelf registration statement referenced above and a prospectus supplement dated May 14, 2019. Under this program, a total of 626,249 shares were issued in fiscal 2019 and 2020, and as of December 31, 2020, Spire can still issue shares having an aggregate offering price of up to $102.2.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization at December 31, 2020, and September 30, 2020, consisted of 50% equity.

CONTRACTUAL OBLIGATIONS

During the three months ended December 31, 2020, except for the issuance of $150.0 of ten-year notes by Spire Alabama described in Note 5, Financing Arrangements and Long-term Debt, of the Notes to Financial Statements in Item 1, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Form 10-K for the fiscal year ended September 30, 2020.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of December 31, 2020, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K as of September 30, 2020. During the first quarter of fiscal 2019, the Company entered into a three-year interest rate swap with a fixed interest rate of 3.250% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $9.6 mark-to-market gain on this swap for the three months ended December 31, 2020. In the second quarter of 2020, the Company entered into multiple three-year interest rate swaps with fixed interest rates ranging from 0.921% to 1.3105% for a total notional amount of $150.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $7.6 mark-to-market gain on these swaps for the three months ended December 31, 2020. As of December 31, 2020, the Company has recorded a cumulative mark-to-market net liability of $37.0 on open swaps.

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2020, the Company had no off-balance-sheet financing arrangements other than surety bonds and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2020 – October 31, 2020	—	$—	—	—
November 1, 2020 – November 30, 2020	14,085	63.35	—	—
December 1, 2020 – December 31, 2020	90	63.67	—	—
Total	14,175	63.36	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of December 31, 2020, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1*

Fourth Supplement to Master Note Purchase Agreement, dated as of December 15, 2020, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K on December 18, 2020.

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
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended December 31, 2020, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

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

Spire Inc.

Date:	February 4, 2021	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	February 4, 2021	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	February 4, 2021	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)