Form 10-Q
period 2021-03-31
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2021-05-07
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of April 30, 2021, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	51,679,561
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except per share amounts)	2021	2020	2021	2020
Operating Revenues	$1,104.9	$715.5	$1,617.5	$1,282.4
Operating Expenses:
Natural gas	619.1	297.1	800.3	559.0
Operation and maintenance	119.0	105.7	230.6	222.3
Depreciation and amortization	51.5	49.2	102.3	96.7
Taxes, other than income taxes	57.9	53.0	94.0	91.6
Total Operating Expenses	847.5	505.0	1,227.2	969.6
Operating Income	257.4	210.5	390.3	312.8
Interest Expense, Net	25.8	27.2	51.5	53.9
Other Income (Expense), Net	1.8	(19.5)	6.1	(13.8)
Income Before Income Taxes	233.4	163.8	344.9	245.1
Income Tax Expense	46.0	30.2	68.6	44.5
Net Income	187.4	133.6	276.3	200.6
Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.3	0.2	0.4	0.3
Net Income Available to Common Shareholders	$183.4	$129.7	$268.5	$192.9

Weighted Average Number of Common Shares Outstanding:
Basic	51.6	51.0	51.6	51.0
Diluted	51.7	51.1	51.7	51.1
Basic Earnings Per Common Share	$3.56	$2.55	$5.21	$3.78
Diluted Earnings Per Common Share	$3.55	$2.54	$5.20	$3.77

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2021	2020	2021	2020
Net Income	$187.4	$133.6	$276.3	$200.6
Other Comprehensive Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	43.5	(41.1)	60.7	(22.2)
Amounts reclassified into net income	(0.4)	(2.2)	(0.7)	(2.5)
Net gain (loss) on cash flow hedging derivative instruments	43.1	(43.3)	60.0	(24.7)
Net gain (loss) on defined benefit pension and other postretirement plans	0.2	(0.1)	0.2	(0.1)
Net unrealized loss on available for sale securities	(0.1)	—	(0.1)	—
Other Comprehensive Income (Loss), Before Tax	43.2	(43.4)	60.1	(24.8)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	9.8	(9.7)	13.6	(5.5)
Other Comprehensive Income (Loss), Net of Tax	33.4	(33.7)	46.5	(19.3)
Comprehensive Income	$220.8	$99.9	$322.8	$181.3

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2021	2020	2020
ASSETS
Utility Plant	$6,974.3	$6,766.3	$6,369.4
Less: Accumulated depreciation and amortization	2,145.1	2,086.2	1,848.4
Net Utility Plant	4,829.2	4,680.1	4,521.0
Non-utility Property (net of accumulated depreciation and amortization of $25.4, $19.0 and $17.5 at March 31, 2021, September 30, 2020, and March 31, 2020, respectively)	457.0	432.3	547.4
Other Investments	76.4	71.7	68.1
Total Other Property and Investments	533.4	504.0	615.5
Current Assets:
Cash and cash equivalents	104.0	4.1	108.4
Accounts receivable:
Utility	447.7	131.8	248.2
Other	182.3	146.4	132.8
Allowance for credit losses	(34.4)	(24.9)	(28.0)
Delayed customer billings	20.7	10.0	16.9
Inventories:
Natural gas	143.0	154.3	90.3
Propane gas	8.7	10.7	10.7
Materials and supplies	28.3	26.5	26.1
Regulatory assets	60.4	69.5	68.0
Prepayments	29.4	29.2	27.9
Other	49.9	33.0	17.5
Total Current Assets	1,040.0	590.6	718.8
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,133.6	1,069.4	770.7
Other	229.0	225.5	220.4
Total Deferred Charges and Other Assets	2,534.2	2,466.5	2,162.7
Total Assets	$8,936.8	$8,241.2	$8,018.0

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2021	2020	2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at March 31, 2021, September 30, 2020, and March 31, 2020)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 51.7 million, 51.6 million, and 51.2 million shares issued and outstanding at March 31, 2021, September 30, 2020, and March 31, 2020, respectively)	51.7	51.6	51.2
Paid-in capital	1,512.2	1,549.2	1,520.7
Retained earnings	920.1	720.7	902.3
Accumulated other comprehensive gain (loss)	5.3	(41.2)	(50.6)
Total Shareholders' Equity	2,731.3	2,522.3	2,665.6
Temporary equity	8.2	3.4	3.9
Long-term debt (less current portion)	2,692.5	2,423.7	2,484.8
Total Capitalization	5,432.0	4,949.4	5,154.3
Current Liabilities:
Current portion of long-term debt	110.8	60.4	5.4
Notes payable	653.5	648.0	560.6
Accounts payable	352.1	243.3	221.4
Advance customer billings	11.4	45.3	11.6
Wages and compensation accrued	43.5	46.3	34.0
Customer deposits	29.9	30.6	35.9
Taxes accrued	60.0	71.4	55.1
Regulatory liabilities	56.3	113.0	31.8
Other	190.0	190.9	196.7
Total Current Liabilities	1,507.5	1,449.2	1,152.5
Deferred Credits and Other Liabilities:
Deferred income taxes	602.8	511.4	498.1
Pension and postretirement benefit costs	274.4	309.0	272.1
Asset retirement obligations	551.0	540.1	344.7
Regulatory liabilities	423.5	343.7	472.3
Other	145.6	138.4	124.0
Total Deferred Credits and Other Liabilities	1,997.3	1,842.6	1,711.2
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$8,936.8	$8,241.2	$8,018.0

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2021:
Balance at December 31, 2020	51,659,473	$51.7	$242.0	$1,550.0	$771.2	$(28.1)	$2,586.8
Net income	—	—	—	—	187.4	—	187.4
Dividend reinvestment plan	5,847	—	—	0.3	—	—	0.3
Stock-based compensation costs	—	—	—	2.0	—	—	2.0
Stock issued under stock-based compensation plans	9,249	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(313)	—	—	—	—	—	—
Equity units issued	—	—	—	(40.1)	—	—	(40.1)
Temporary equity adjustment to redemption value	—	—	—	—	(1.2)	—	(1.2)
Dividends declared:
Common stock ($0.65 per share)	—	—	—	—	(33.6)	—	(33.6)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	33.4	33.4
Balance at March 31, 2021	51,674,256	$51.7	$242.0	$1,512.2	$920.1	$5.3	$2,731.3

Six Months Ended March 31, 2021:
Balance at September 30, 2020	51,611,789	$51.6	$242.0	$1,549.2	$720.7	$(41.2)	$2,522.3
Net income	—	—	—	—	276.3	—	276.3
Dividend reinvestment plan	12,545	—	—	0.7	—	—	0.7
Stock-based compensation costs	—	—	—	3.4	—	—	3.4
Stock issued under stock-based compensation plans	64,410	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(14,488)	—	—	(0.9)	—	—	(0.9)
Equity units issued	—	—	—	(40.1)	—	—	(40.1)
Temporary equity adjustment to redemption value	—	—	—	—	(2.1)	—	(2.1)
Dividends declared:
Common stock ($1.30 per share)	—	—	—	—	(67.4)	—	(67.4)
Preferred stock ($0.7375 per depositary share)	—	—	—	—	(7.4)	—	(7.4)
Other comprehensive income, net of tax	—	—	—	—	—	46.5	46.5
Balance at March 31, 2021	51,674,256	$51.7	$242.0	$1,512.2	$920.1	$5.3	$2,731.3

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2020:
Balance at December 31, 2019	51,063,460	$51.1	$242.0	$1,506.7	$803.1	$(16.9)	$2,586.0
Net income	—	—	—	—	133.6	—	133.6
Common stock issued	112,758	0.1	—	9.4	—	—	9.5
Dividend reinvestment plan	45,119	—	—	3.3	—	—	3.3
Stock-based compensation costs	—	—	—	1.5	—	—	1.5
Stock issued under stock-based compensation plans	9,626	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(1,902)	—	—	(0.2)	—	—	(0.2)
Temporary equity adjustment to redemption value	—	—	—	—	1.2	—	1.2
Dividends declared:
Common stock ($0.6225 per share)	—	—	—	—	(31.9)	—	(31.9)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(33.7)	(33.7)
Balance at March 31, 2020	51,229,061	$51.2	$242.0	$1,520.7	$902.3	$(50.6)	$2,665.6

Six Months Ended March 31, 2020:
Balance at September 30, 2019	50,973,515	$51.0	$242.0	$1,505.8	$775.5	$(31.3)	$2,543.0
Net income	—	—	—	—	200.6	—	200.6
Common stock issued	112,758	0.1	—	9.4	—	—	9.5
Dividend reinvestment plan	73,883	—	—	5.6	—	—	5.6
Stock-based compensation costs	—	—	—	3.1	—	—	3.1
Stock issued under stock-based compensation plans	108,752	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(39,847)	—	—	(3.1)	—	—	(3.1)
Temporary equity adjustment to redemption value	—	—	—	—	1.1	—	1.1
Dividends declared:
Common stock ($1.245 per share)	—	—	—	—	(63.8)	—	(63.8)
Preferred stock ($1.10625 per depository share)	—	—	—	—	(11.1)	—	(11.1)
Other comprehensive loss, net of tax	—	—	—	—	—	(19.3)	(19.3)
Balance at March 31, 2020	51,229,061	$51.2	$242.0	$1,520.7	$902.3	$(50.6)	$2,665.6

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2021	2020
Operating Activities:
Net Income	$276.3	$200.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.3	96.7
Deferred income taxes and investment tax credits	68.5	42.8
Changes in assets and liabilities:
Accounts receivable	(342.3)	(64.4)
Inventories	14.0	69.5
Regulatory assets and liabilities	(6.7)	74.7
Accounts payable	141.3	(50.5)
Delayed/advance customer billings, net	(44.6)	(33.6)
Taxes accrued	(11.1)	(14.1)
Other assets and liabilities	(44.3)	0.1
Other	5.8	(0.1)
Net cash provided by operating activities	159.2	321.7
Investing Activities:
Capital expenditures	(303.5)	(346.1)
Other	(0.8)	1.5
Net cash used in investing activities	(304.3)	(344.6)
Financing Activities:
Issuance of long-term debt	325.0	510.0
Repayment of long-term debt	(5.4)	(140.0)
Issuance (repayment) of short-term debt, net	5.5	(182.6)
Issuance of common stock	0.7	15.2
Dividends paid on common stock	(65.9)	(63.8)
Dividends paid on preferred stock	(7.4)	(7.4)
Other	(7.5)	(5.9)
Net cash provided by financing activities	245.0	125.5
Net Increase in Cash, Cash Equivalents, and Restricted Cash	99.9	102.6
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	4.1	5.8
Cash and Cash Equivalents at End of Period	$104.0	$108.4

Supplemental disclosure of cash (paid) received for:
Interest, net of amounts capitalized	$(48.5)	$(46.7)
Income taxes	(1.1)	(1.7)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2021	2020	2021	2020
Operating Revenues	$790.9	$457.5	$1,146.4	$831.5
Operating Expenses:
Natural gas	537.4	223.6	699.0	409.4
Operation and maintenance	62.8	50.8	125.7	116.3
Depreciation and amortization	31.0	29.3	61.4	58.3
Taxes, other than income taxes	38.9	36.1	64.0	62.8
Total Operating Expenses	670.1	339.8	950.1	646.8
Operating Income	120.8	117.7	196.3	184.7
Interest Expense, Net	11.7	12.7	23.4	25.9
Other Income (Expense), Net	0.8	(20.9)	3.5	(19.9)
Income Before Income Taxes	109.9	84.1	176.4	138.9
Income Tax Expense	16.8	9.6	26.7	16.4
Net Income	93.1	74.5	149.7	122.5
Other Comprehensive Income (Loss), Net of Tax	0.1	(0.2)	0.2	(0.1)
Comprehensive Income	$93.2	$74.3	$149.9	$122.4

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2021	2020	2020
ASSETS
Utility Plant	$4,089.1	$3,931.2	$3,790.8
Less: Accumulated depreciation and amortization	869.9	825.7	795.2
Net Utility Plant	3,219.2	3,105.5	2,995.6
Other Property and Investments	59.4	56.7	53.5
Current Assets:
Cash and cash equivalents	—	—	5.1
Accounts receivable:
Utility	363.9	92.5	169.2
Associated companies	2.8	2.7	3.7
Other	22.2	34.1	22.4
Allowance for credit losses	(26.6)	(18.1)	(20.2)
Delayed customer billings	18.4	2.4	16.9
Inventories:
Natural gas	115.6	95.1	58.5
Propane gas	8.7	10.7	10.7
Materials and supplies	15.8	15.6	15.6
Regulatory assets	37.5	32.1	29.4
Prepayments	18.9	20.7	15.9
Total Current Assets	577.2	287.8	327.2
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	604.3	548.7	512.1
Other	99.0	96.0	83.4
Total Deferred Charges and Other Assets	913.5	854.9	805.7
Total Assets	$4,769.3	$4,304.9	$4,182.0

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2021	2020	2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 shares issued and outstanding)	$765.1	$765.1	$765.1
Retained earnings	822.6	672.9	676.5
Accumulated other comprehensive loss	(2.7)	(2.9)	(2.5)
Total Shareholder's Equity	1,585.0	1,435.1	1,439.1
Long-term debt	1,092.4	1,092.0	1,098.7
Total Capitalization	2,677.4	2,527.1	2,537.8
Current Liabilities:
Notes payable	250.0	—	185.1
Notes payable – associated companies	369.4	301.2	39.6
Accounts payable	87.5	66.7	63.8
Accounts payable – associated companies	7.7	9.3	5.2
Advance customer billings	2.1	32.7	5.4
Wages and compensation accrued	28.0	33.3	24.1
Customer deposits	8.2	9.3	13.2
Taxes accrued	29.4	39.1	26.6
Regulatory liabilities	37.6	103.2	24.3
Other	43.4	39.9	32.7
Total Current Liabilities	863.3	634.7	420.0
Deferred Credits and Other Liabilities:
Deferred income taxes	470.9	434.7	390.6
Pension and postretirement benefit costs	193.7	217.2	205.0
Asset retirement obligations	156.5	153.4	177.1
Regulatory liabilities	353.5	274.8	400.4
Other	54.0	63.0	51.1
Total Deferred Credits and Other Liabilities	1,228.6	1,143.1	1,224.2
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$4,769.3	$4,304.9	$4,182.0

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2021:
Balance at December 31, 2020	24,577	$0.1	$765.0	$729.5	$(2.8)	$1,491.8
Net income	—	—	—	93.1	—	93.1
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at March 31, 2021	24,577	$0.1	$765.0	$822.6	$(2.7)	$1,585.0

Six Months Ended March 31, 2021:
Balance at September 30, 2020	24,577	$0.1	$765.0	$672.9	$(2.9)	$1,435.1
Net income	—	—	—	149.7	—	149.7
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at March 31, 2021	24,577	$0.1	$765.0	$822.6	$(2.7)	$1,585.0

Three Months Ended March 31, 2020:
Balance at December 31, 2019	24,577	$0.1	$765.0	$613.3	$(2.3)	$1,376.1
Net income	—	—	—	74.5	—	74.5
Dividends declared	—	—	—	(11.3)	—	(11.3)
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)
Balance at March 31, 2020	24,577	$0.1	$765.0	$676.5	$(2.5)	$1,439.1

Six Months Ended March 31, 2020:
Balance at September 30, 2019	24,577	$0.1	$765.0	$576.6	$(2.4)	$1,339.3
Net income	—	—	—	122.5	—	122.5
Dividends declared	—	—	—	(22.6)	—	(22.6)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2020	24,577	$0.1	$765.0	$676.5	$(2.5)	$1,439.1

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2021	2020
Operating Activities:
Net Income	$149.7	$122.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.4	58.3
Deferred income taxes and investment tax credits	26.7	16.4
Changes in assets and liabilities:
Accounts receivable	(251.1)	(67.6)
Inventories	(18.7)	39.3
Regulatory assets and liabilities	(28.7)	59.8
Accounts payable	32.3	6.8
Delayed/advance customer billings, net	(46.5)	(27.9)
Taxes accrued	(9.7)	(9.8)
Other assets and liabilities	(50.3)	(1.9)
Other	0.3	0.3
Net cash (used in) provided by operating activities	(134.6)	196.2
Investing Activities:
Capital expenditures	(184.1)	(183.2)
Other	0.5	0.3
Net cash used in investing activities	(183.6)	(182.9)
Financing Activities:
Issuance of long-term debt	—	275.0
Repayment of long-term debt	—	(100.0)
Issuance of short-term debt, net	250.0	185.1
Borrowings from (repayments to) Spire, net	68.2	(346.8)
Dividends paid	—	(22.6)
Other	—	(1.5)
Net cash provided by (used in) financing activities	318.2	(10.8)
Net Increase in Cash and Cash Equivalents	—	2.5
Cash and Cash Equivalents at Beginning of Period	—	2.6
Cash and Cash Equivalents at End of Period	$—	$5.1

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(22.9)	$(21.6)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2021	2020	2021	2020
Operating Revenues	$222.6	$185.5	$336.2	$311.7
Operating Expenses:
Natural gas	69.8	39.4	104.9	86.4
Operation and maintenance	33.7	37.1	66.5	72.3
Depreciation and amortization	15.2	14.6	30.2	28.9
Taxes, other than income taxes	14.7	13.2	22.9	22.0
Total Operating Expenses	133.4	104.3	224.5	209.6
Operating Income	89.2	81.2	111.7	102.1
Interest Expense, Net	5.3	5.3	10.0	10.7
Other Income, Net	0.7	1.2	1.4	3.4
Income Before Income Taxes	84.6	77.1	103.1	94.8
Income Tax Expense	21.3	19.3	26.1	23.8
Net Income	$63.3	$57.8	$77.0	$71.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2021	2020	2020
ASSETS
Utility Plant	$2,523.4	$2,469.9	$2,217.0
Less: Accumulated depreciation and amortization	1,136.5	1,117.0	904.7
Net Utility Plant	1,386.9	1,352.9	1,312.3
Current Assets:
Cash and cash equivalents	18.2	—	0.1
Accounts receivable:
Utility	66.4	31.4	65.6
Associated companies	0.5	0.6	0.1
Other	5.7	5.8	7.8
Allowance for credit losses	(6.5)	(5.5)	(6.8)
Delayed customer billings	2.3	7.5	—
Notes receivable – associated companies	20.0	—	—
Inventories:
Natural gas	14.8	22.5	16.3
Materials and supplies	10.0	8.4	8.3
Regulatory assets	11.8	20.4	23.3
Prepayments	4.7	4.3	5.7
Other	0.1	0.2	0.3
Total Current Assets	148.0	95.6	120.7
Deferred Charges and Other Assets:
Regulatory assets	501.2	489.9	230.1
Deferred income taxes	33.2	59.3	57.4
Other	53.5	53.7	61.0
Total Deferred Charges and Other Assets	587.9	602.9	348.5
Total Assets	$2,122.8	$2,051.4	$1,781.5

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2021	2020	2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$328.9	$350.9	$350.9
Retained earnings	566.8	500.8	518.1
Total Shareholder's Equity	895.7	851.7	869.0
Long-term debt (less current portion)	571.1	471.8	471.7
Total Capitalization	1,466.8	1,323.5	1,340.7
Current Liabilities:
Current portion of long-term debt	50.0	—	—
Notes payable	—	—	50.0
Notes payable – associated companies	—	121.3	33.0
Accounts payable	37.4	43.7	48.0
Accounts payable – associated companies	8.0	4.2	4.8
Advance customer billings	5.4	11.5	5.3
Wages and compensation accrued	6.4	8.0	5.9
Customer deposits	19.0	18.7	19.9
Taxes accrued	25.1	28.0	23.0
Regulatory liabilities	14.2	3.9	2.4
Other	14.8	11.8	9.7
Total Current Liabilities	180.3	251.1	202.0
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	68.2	74.9	54.6
Asset retirement obligations	381.7	374.3	151.7
Regulatory liabilities	18.0	18.5	21.6
Other	7.8	9.1	10.9
Total Deferred Credits and Other Liabilities	475.7	476.8	238.8
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$2,122.8	$2,051.4	$1,781.5

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended March 31, 2021:
Balance at December 31, 2020	1,972,052	$—	$339.9	$509.0	$848.9
Net income	—	—	—	63.3	63.3
Return of capital to Spire	—	—	(11.0)	—	(11.0)
Dividends declared	—	—	—	(5.5)	(5.5)
Balance at March 31, 2021	1,972,052	$—	$328.9	$566.8	$895.7

Six Months Ended March 31, 2021:
Balance at September 30, 2020	1,972,052	$—	$350.9	$500.8	$851.7
Net income	—	—	—	77.0	77.0
Return of capital to Spire	—	—	(22.0)	—	(22.0)
Dividends declared	—	—	—	(11.0)	(11.0)
Balance at March 31, 2021	1,972,052	$—	$328.9	$566.8	$895.7

Three Months Ended March 31, 2020:
Balance at December 31, 2019	1,972,052	$—	$370.9	$466.3	$837.2
Net income	—	—	—	57.8	57.8
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Dividends declared	—	—	—	(6.0)	(6.0)
Balance at March 31, 2020	1,972,052	$—	$350.9	$518.1	$869.0

Six Months Ended March 31, 2020:
Balance at September 30, 2019	1,972,052	$—	$370.9	$459.1	$830.0
Net income	—	—	—	71.0	71.0
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Dividends declared	—	—	—	(12.0)	(12.0)
Balance at March 31, 2020	1,972,052	$—	$350.9	$518.1	$869.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2021	2020
Operating Activities:
Net Income	$77.0	$71.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.2	28.9
Deferred income taxes and investment tax credits	26.1	23.9
Changes in assets and liabilities:
Accounts receivable	(33.7)	(27.9)
Inventories	6.2	18.3
Regulatory assets and liabilities	14.6	13.7
Accounts payable	9.9	(10.8)
Delayed/advance customer billings	(0.9)	(5.3)
Taxes accrued	(2.9)	(4.4)
Other assets and liabilities	(4.6)	(7.8)
Other	0.1	(2.5)
Net cash provided by operating activities	122.0	97.1
Investing Activities:
Capital expenditures	(78.9)	(75.8)
Lending to Spire, net of repayments	(20.0)	—
Other	0.3	(3.0)
Net cash used in investing activities	(98.6)	(78.8)
Financing Activities:
Issuance of long-term debt	150.0	100.0
Repayment of long-term debt	—	(40.0)
Issuance of short-term debt – net	—	50.0
Repayments of borrowings from Spire, net	(121.3)	(95.7)
Return of capital to Spire	(22.0)	(20.0)
Dividends paid	(11.0)	(12.0)
Other	(0.9)	(0.5)
Net cash used in financing activities	(5.2)	(18.2)
Net Increase in Cash and Cash Equivalents	18.2	0.1
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$18.2	$0.1

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(8.4)	$(9.5)
Income taxes	—	—

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

NATURE OF OPERATIONS – Spire has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: Spire Missouri, serving St. Louis, Kansas City, and other areas in Missouri; Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving southern Alabama and south-central Mississippi. The Gas Marketing segment includes Spire’s largest gas-related business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services, primarily in the central and southern United States (U.S.). The activities of other subsidiaries are reported as Other and are described in Note 9, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.

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

DERIVATIVES – In the course of their business, certain subsidiaries of Spire enter into commitments associated with the purchase or sale of natural gas. Certain of their derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of FASB ASC Topic 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded gross. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes, with income and expenses presented on a net basis in natural gas expenses in the Condensed Consolidated Statements of Income.

TRANSACTIONS WITH AFFILIATES – Transactions between affiliates of the Company have been eliminated from the consolidated financial statements of Spire. As reflected in their separate financial statements, Spire Missouri and Spire Alabama borrowed funds from the Company and incurred related interest, and in 2021, Spire Alabama lent excess funds to the Company and earned related interest. Spire Missouri and Spire Alabama also participated in normal intercompany shared services transactions. Spire Missouri’s and Spire Alabama’s other transactions with affiliates are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Spire Missouri
Purchases of natural gas from Spire Marketing Inc.	$57.6	$13.3	$68.3	$32.8
Transportation services received from Spire STL Pipeline LLC	7.9	7.9	16.0	11.8
Sales of natural gas to Spire Marketing Inc.	—	—	1.1	—
Transportation services received from Spire NGL Inc.	0.2	0.2	0.5	0.5
Spire Alabama
Purchases of natural gas from Spire Marketing Inc.	$5.8	$1.0	$10.6	$4.3
Sales of natural gas to Spire Marketing Inc.	0.1	—	0.1	—

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	March 31,	September 30,	March 31,
	2021	2020	2020
Spire	$36.1	$67.6	$51.4
Spire Missouri	21.8	34.3	21.5
Spire Alabama	4.7	17.0	17.6

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Accounts receivable are written off when they are deemed to be uncollectible. An allowance for expected credit losses is estimated and updated based on relevant data and trends such as accounts receivable aging, historical write-off experience, current write-off trends, economic conditions, and the impact of weather and availability of customer payment assistance on collection trends. For the Utilities, net write-offs as a percentage of revenue has historically been the best predictor of base net write-off experience over time. Management judgment is applied in the development of the allowance due to the complexity of variables and subjective nature of certain relevant factors. For March 31, 2021, and September 30, 2020, the estimates for expected credit losses were increased as a result of considerations related to the outbreak of the novel coronavirus (COVID-19), including trends from previous economic downturns, the effects of moratoriums on gas service cutoffs, and the effects of slower-than-normal disconnection activity in general, offset by the amount subject to specific recovery under Missouri’s deferral order (see Note 4, Regulatory Matters). The accounts receivable of Spire’s non-utility businesses are evaluated separately from those of the Utilities. The allowance for credit losses for those other businesses is based on a continuous evaluation of the individual counterparty risk and is not significant for the periods presented. Activity in the allowance for credit losses for the three and six months ended March 31, 2021, is shown in the following table.

	Three Months Ended March 31, 2021			Six Months Ended March 31, 2021
		Spire	Spire		Spire	Spire
	Spire	Missouri	Alabama	Spire	Missouri	Alabama
Allowance at beginning of period	$28.9	$21.4	$6.2	$24.9	$18.1	$5.5
Provision for expected credit losses	6.6	5.7	0.6	10.7	9.0	1.3
Write-offs, net of recoveries	(1.1)	(0.5)	(0.3)	(1.2)	(0.5)	(0.3)
Allowance at end of period	$34.4	$26.6	$6.5	$34.4	$26.6	$6.5

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

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Spire
Gas Utility:
Residential	$537.6	$471.9	$887.5	$840.3
Commercial & industrial	369.2	156.8	472.2	279.3
Transportation	34.2	32.5	66.4	63.5
Off-system & other incentive	130.6	9.3	139.9	18.7
Other customer revenue	(11.9)	3.2	(9.7)	5.6
Total revenue from contracts with customers	1,059.7	673.7	1,556.3	1,207.4
Changes in accrued revenue under alternative revenue programs	(6.6)	5.3	(5.0)	2.3
Total Gas Utility operating revenues	1,053.1	679.0	1,551.3	1,209.7
Gas Marketing	33.4	33.3	58.2	65.6
Other	15.6	14.7	32.3	25.8
Total before eliminations	1,102.1	727.0	1,641.8	1,301.1
Intersegment eliminations (see Note 9, Information by Operating Segment)	2.8	(11.5)	(24.3)	(18.7)
Total Operating Revenues	$1,104.9	$715.5	$1,617.5	$1,282.4

Spire Missouri
Residential	$365.4	$331.1	$628.4	$607.0
Commercial & industrial	304.0	99.2	373.9	180.0
Transportation	9.9	9.7	18.9	18.7
Off-system & other incentive	128.5	9.3	135.9	18.7
Other customer revenue	(17.5)	0.9	(14.6)	1.4
Total revenue from contracts with customers	790.3	450.2	1,142.5	825.8
Changes in accrued revenue under alternative revenue programs	0.6	7.3	3.9	5.7
Total Operating Revenues	$790.9	$457.5	$1,146.4	$831.5

Spire Alabama
Residential	$144.8	$120.5	$214.0	$194.8
Commercial & industrial	53.2	46.2	77.5	77.5
Transportation	21.7	19.9	42.2	39.5
Off-system & other incentive	1.9	—	3.9	—
Other customer revenue	3.9	1.7	2.0	3.3
Total revenue from contracts with customers	225.5	188.3	339.6	315.1
Changes in accrued revenue under alternative revenue programs	(2.9)	(2.8)	(3.4)	(3.4)
Total Operating Revenues	$222.6	$185.5	$336.2	$311.7

As discussed in Note 4, Regulatory Matters, Spire Missouri recorded a $25.0 revenue adjustment related to “Off-system and other incentive” sales during February 2021, resulting in negative “Other customer revenue” for the three and six months ended March 31, 2021.

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Spire	$42.2	$37.9	$63.9	$62.5
Spire Missouri	28.6	26.2	43.8	43.4
Spire Alabama	11.8	9.9	17.1	16.1

3. EARNINGS PER COMMON SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Basic Earnings Per Common Share:
Net Income	$187.4	$133.6	$276.3	$200.6
Less: Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.3	0.2	0.4	0.3
Income Available to Common Shareholders	$183.4	$129.7	$268.5	$192.9
Weighted Average Common Shares Outstanding (in millions)	51.6	51.0	51.6	51.0
Basic Earnings Per Common Share	$3.56	$2.55	$5.21	$3.78

Diluted Earnings Per Common Share:
Net Income	$187.4	$133.6	$276.3	$200.6
Less: Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.3	0.2	0.4	0.3
Income Available to Common Shareholders	$183.4	$129.7	$268.5	$192.9
Weighted Average Common Shares Outstanding (in millions)	51.6	51.0	51.6	51.0
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.1	0.1	0.1	0.1
Weighted Average Diluted Common Shares (in millions)	51.7	51.1	51.7	51.1
Diluted Earnings Per Common Share	$3.55	$2.54	$5.20	$3.77

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.1	0.1	0.1	0.1

4. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of March 31, 2021, September 30, 2020, and March 31, 2020.

	March 31,	September 30,	March 31,
Spire	2021	2020	2020
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$30.9	$30.6	$30.1
Unamortized purchased gas adjustments	0.1	5.5	10.4
Other	29.4	33.4	27.5
Total Current Regulatory Assets	60.4	69.5	68.0
Noncurrent:
Pension and postretirement benefit costs	418.3	439.3	415.6
Cost of removal	430.7	395.6	154.3
Future income taxes due from customers	127.4	123.5	113.5
Energy efficiency	43.2	39.6	37.7
Unamortized purchased gas adjustments	51.5	12.1	—
Other	62.5	59.3	49.6
Total Noncurrent Regulatory Assets	1,133.6	1,069.4	770.7
Total Regulatory Assets	$1,194.0	$1,138.9	$838.7
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$5.8	$5.8	$5.8
Unamortized purchased gas adjustments	28.9	73.1	8.0
Other	21.6	34.1	18.0
Total Current Regulatory Liabilities	56.3	113.0	31.8
Noncurrent:
Deferred taxes due to customers	133.2	138.8	174.2
Pension and postretirement benefit costs	170.2	157.6	152.5
Accrued cost of removal	28.7	28.6	31.7
Unamortized purchased gas adjustments	49.7	4.4	82.6
Other	41.7	14.3	31.3
Total Noncurrent Regulatory Liabilities	423.5	343.7	472.3
Total Regulatory Liabilities	$479.8	$456.7	$504.1

	March 31,	September 30,	March 31,
Spire Missouri	2021	2020	2020
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$21.9	$21.9	$21.9
Other	15.6	10.2	7.5
Total Current Regulatory Assets	37.5	32.1	29.4
Noncurrent:
Future income taxes due from customers	118.6	114.6	106.8
Pension and postretirement benefit costs	324.6	332.6	337.5
Energy efficiency	43.2	39.6	37.7
Unamortized purchased gas adjustments	51.5	12.1	—
Cost of removal	21.3	7.1	—
Other	45.1	42.7	30.1
Total Noncurrent Regulatory Assets	604.3	548.7	512.1
Total Regulatory Assets	$641.8	$580.8	$541.5
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$3.6	$3.6	$3.6
Unamortized purchased gas adjustments	17.0	72.3	7.1
Other	17.0	27.3	13.6
Total Current Regulatory Liabilities	37.6	103.2	24.3
Noncurrent:
Deferred taxes due to customers	115.8	121.4	156.8
Pension and postretirement benefit costs	151.9	140.4	130.7
Accrued cost of removal	—	—	4.8
Unamortized purchased gas adjustments	49.7	4.4	82.6
Other	36.1	8.6	25.5
Total Noncurrent Regulatory Liabilities	353.5	274.8	400.4
Total Regulatory Liabilities	$391.1	$378.0	$424.7

	March 31,	September 30,	March 31,
Spire Alabama	2021	2020	2020
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$8.0	$7.7	$7.2
Unamortized purchased gas adjustments	—	5.5	10.4
Other	3.8	7.2	5.7
Total Current Regulatory Assets	11.8	20.4	23.3
Noncurrent:
Pension and postretirement benefit costs	88.5	98.2	72.6
Cost of removal	409.4	388.6	154.3
Future income taxes due from customers	2.2	2.2	—
Other	1.1	0.9	3.2
Total Noncurrent Regulatory Assets	501.2	489.9	230.1
Total Regulatory Assets	$513.0	$510.3	$253.4
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$2.2	$2.2	$2.2
Unamortized purchased gas adjustments	10.6	—	—
Other	1.4	1.7	0.2
Total Current Regulatory Liabilities	14.2	3.9	2.4
Noncurrent:
Pension and postretirement benefit costs	14.3	14.8	17.8
Other	3.7	3.7	3.8
Total Noncurrent Regulatory Liabilities	18.0	18.5	21.6
Total Regulatory Liabilities	$32.2	$22.4	$24.0

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	March 31,	September 30,	March 31,
	2021	2020	2020
Spire
Pension and postretirement benefit costs	$226.3	$232.3	$226.2
Future income taxes due from customers	125.1	121.3	113.5
Other	122.9	12.9	13.7
Total Regulatory Assets Not Earning a Return	$474.3	$366.5	$353.4

Spire Missouri
Pension and postretirement benefit costs	$226.3	$232.3	$226.2
Future income taxes due from customers	118.6	114.6	106.8
Other	122.9	12.9	13.7
Total Regulatory Assets Not Earning a Return	$467.8	$359.8	$346.7

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

On March 7, 2018, the MoPSC issued its order in two general rate cases (docketed as GR-2017-0215 and GR-2017-0216), approving new tariffs that became effective on April 19, 2018. Certain provisions of the order allow less future recovery of certain deferred or capitalized costs than estimated based upon previous rate proceedings, and management determined that the related regulatory assets should be written down or off in connection with the preparation of the financial statements for the second quarter of 2018. Spire Missouri filed an appeal of portions of the MoPSC’s order, including the disallowance of certain pension costs ($28.8). On February 9, 2021, the Missouri Supreme Court issued its decision, reversing the MoPSC’s order with respect to certain pension costs and affirming the MoPSC’s order in all other respects. The case will now be remanded back to the MoPSC with directions that $9.0 in pension assets that accrued between 1994 and 1996 be added to the Company’s prepaid pension asset. The MoPSC has not yet opened a remand docket in the case, but based on the court’s decision, the Company increased its noncurrent regulatory asset for “Pension and postretirement benefit costs” and reduced operation and maintenance expense for the three and six months ended March 31, 2021. Like the original write-down in 2018, this adjustment is excluded for the net economic earnings financial measure.

In the first half of fiscal 2020, provisions totaling $4.2 were recorded to Spire Missouri’s regulatory liability for Infrastructure System Replacement Surcharge (ISRS) revenues related to customer billings recorded during the period under a disputed ISRS filing, along with a $0.6 provision for interest due on all ISRS revenues in dispute. The after-tax impact of these provisions reduced net income for the six months ended March 31, 2020, by $3.7, which was excluded for the net economic earnings financial measure. As previously disclosed, these matters were settled by the end of fiscal 2020.

In September 2020, Spire Missouri, the MoPSC staff and the OPC reached a Unanimous Stipulation and Agreement regarding Spire Missouri’s request for an Accounting Authority Order (AAO) pertaining to certain costs and lost customer fee revenue related to the COVID-19 pandemic. In October 2020, the MoPSC issued an order approving that agreement and granting an AAO effective through March 31, 2021. Accordingly, Spire Missouri recorded a net regulatory asset of $3.4 and $3.8 as of March 31, 2021, and September 30, 2020, respectively, related to the deferral of applicable costs and has tracked lost customer fee revenue. All ratemaking treatment of the deferrals and any revenue recoveries is reserved for consideration in Spire Missouri’s ongoing general rate case.

On December 11, 2020, Spire Missouri filed a general rate case with the MoPSC that includes new proposed rates for its service areas. The case proposes an increase in base rates, reflecting recovery of system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution systems as well as to support enhancements to customer service. The request, if approved, represents a net base rate increase of $64.2. Spire Missouri is already recovering $47.3 from customers through the ISRS, resulting in a total base rate increase request of $111.5. The ISRS cap would then be reset in order to continue the timely recovery of the investment in pipeline upgrades. The proposed rates are calculated on a filed rate base of $2,780 based on the end of fiscal year 2020, reflecting the significant investment made in infrastructure upgrades and other systems. Among other things, the filing changes rate design, proposes new customer programs, and aligns the tariffs of the company’s service areas. The filing assumes a common equity ratio of 54.25% and a 9.95% return on equity. Management anticipates that certain measures, such as rate base, capital structure and operating costs will be updated through May 31, 2021. In accordance with Missouri law, the MoPSC has up to 11 months to consider this filing. Direct testimony of other parties is due to be filed in May 2021, local public hearings will take place June 21–25, 2021, and evidentiary hearings are scheduled for late July and early August 2021.

In mid-February 2021, the central U.S. experienced a period of unusually severe cold weather, and Spire Missouri implemented an Operational Flow Order (OFO) to preserve the integrity of its distribution system. During this time, Spire Missouri was required to purchase additional natural gas supply, both to ensure adequate supply for its firm utility customers, and to cover the shortfall created when third-party marketers failed to deliver natural gas supply to its city gates on behalf of their customers. In accordance with its tariffs, Spire Missouri invoiced the cost of gas and associated penalties totaling $195.8 to non-compliant marketers pursuant to the MoPSC-approved OFO tariff. Recoveries collected will be an offset to cost of natural gas for firm utility customers through the Purchased Gas Adjustment (PGA) and Actual Cost Adjustment. The three largest counterparties did not remit payment when due, so Spire Missouri filed suit against them in federal court to recover the invoiced amounts. The marketers have filed complaints with the MoPSC requesting review of the transactions between them and Spire; at this time, the Company has no reason to believe the MoPSC will not follow the tariff and has determined collection is probable. The MoPSC has also opened a working case to investigate the effects of the February cold weather event on all Missouri utilities. Spire Missouri is not subject to any upstream OFO penalties on any interstate pipelines.

Spire Missouri is able to sell excess natural gas supply and capacity to third parties off system, resulting in significant savings to its firm utility customers through the gas incentive mechanisms of its PGA. Spire Missouri normally retains 25% and passes 75% through to its customers. During the February cold weather event, Spire Missouri had an unusually large off-system sale resulting in $100.0 of incremental gross revenue. Due to the nature and magnitude of this particular transaction, Spire Missouri anticipates distributing all or a portion of its usual 25% share to customers and plans to work with the MoPSC and community partners over the rest of the fiscal year to determine the method and timing. Accordingly, a $25.0 regulatory liability has been recorded, with a corresponding reduction in revenue.

Spire Missouri’s net deferred gas costs and average inventory cost in the quarter increased by approximately $110 primarily due to the February weather event, including projected offsets of off-system sales and tariff-based OFO penalties.

In August 2018, the Federal Energy Regulatory Commission (FERC) approved an order issuing a Certificate of Public Convenience and Necessity for the Spire STL Pipeline (“August 2018 Order”), and in November 2018, the FERC issued a Notice to Proceed, allowing construction to begin. In November 2019, Spire STL Pipeline received FERC authorization to place the pipeline into service. Also, in November 2019, the FERC issued an Order on Rehearing of the August 2018 Order dismissing or denying the outstanding requests for rehearing filed by several parties, dismissing the request for stay filed by one party, and noting the withdrawal of the request for rehearing by another party. On January 21, 2020, two of the rehearing parties filed petitions for review of the FERC’s orders with the U.S. Court of Appeals for the District of Columbia Circuit. Spire STL Pipeline and Spire Missouri have intervened and filed responsive briefs in this proceeding, which remains pending.

On October 9, 2020, Spire Storage filed with the FERC an Abbreviated Application for an Amendment of Certificate of Public Convenience and Necessity, Reaffirmation of Market-Based Rate Authority, and Related Authorizations pursuant to Section 7(c) of the Natural Gas Act. The application, which requests authorization to expand capacity and increase pipeline connectivity at certain of Spire Storage’s natural gas storage facilities in Wyoming, remains pending.

5. FINANCING

Short-term

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring October 31, 2023. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment, with commitments fees applied for each borrower relative to its credit rating. Spire may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on March 31, 2021, total debt was less than 60% of total capitalization for each borrower.

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

On March 26, 2020, Spire entered into a loan agreement with two banks providing for a term loan of $150.0, which was immediately fully funded. It was repaid on December 16, 2020. The term loan bore interest at the LIBOR Rate (as defined in the loan agreement) plus 0.85% per annum.

On March 23, 2021, Spire Missouri entered into a loan agreement with several banks for a $250.0, 364-day unsecured term loan with an interest rate based on LIBOR plus 65 basis points. The loan carries no prepayment penalty and has the same covenants as the revolving credit facility.

Information about Spire’s consolidated short-term borrowings and about Spire Missouri’s and Spire Alabama’s borrowings from Spire is presented in the following table. As of March 31, 2021, $398.1 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire (Parent Only)			Spire Missouri			Spire Alabama		Spire
	Credit	Term	CP	Credit	Term	Spire	Credit	Spire	Consol-
	Facility	Loan	Program	Facility	Loan	Note	Facility	Note	idated
Six Months Ended March 31, 2021
Weighted average borrowings	$—	$63.5	$606.9	$—	$11.0	$360.8	$—	$59.6	$681.4
Lowest borrowings outstanding	—	—	403.5	—	—	277.2	—	—	455.5
Highest borrowings outstanding	—	150.0	775.0	—	250.0	441.9	—	152.2	850.5
Weighted average interest rate	n/a	1.1%	0.3%	n/a	0.8%	0.3%	n/a	0.2%	0.4%
As of March 31, 2021
Borrowings outstanding	$—	$—	$403.5	$—	$250.0	$369.4	$—	$—	$653.5
Weighted average interest rate	n/a	n/a	0.2%	n/a	0.8%	0.2%	n/a	n/a	0.4%
As of September 30, 2020
Borrowings outstanding	$—	$150.0	$498.0	$—	$—	$301.2	$—	$121.3	$648.0
Weighted average interest rate	n/a	1.1%	0.2%	n/a	n/a	0.2%	n/a	0.2%	0.6%
As of March 31, 2020
Borrowings outstanding	$—	$150.0	$175.5	$185.1	$—	$39.6	$50.0	$33.0	$560.6
Weighted average interest rate	n/a	2.1%	1.8%	1.8%	n/a	1.9%	1.9%	1.9%	1.9%

Long-term Debt

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of March 31, 2021, there were no events of default under these financial covenants.

Interest expense shown on Spire’s consolidated statements of income and Spire Missouri’s statements of comprehensive income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Spire	$1.1	$1.4	$2.0	$3.6
Spire Missouri	0.1	0.3	0.1	0.6
Spire Alabama	0.7	0.4	1.3	1.0

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

In February 2021, Spire issued $175.0 of 2021 Series A 0.75% Remarketable Senior Notes as part of the equity units described in the next section.

Equity Units

In February 2021, Spire issued 3.5 million equity units, initially in the form of Corporate Units, for an aggregate stated amount of $175.0, resulting in net proceeds (after underwriting fees and other issuance costs) of $169.3. Each “Corporate Unit” has a stated amount of fifty dollars and consists of (i) a stock purchase contract and (ii) a 1/20, or 5%, undivided beneficial ownership interest in one thousand dollars principal amount of Spire’s 2021 Series A 0.75% Remarketable Senior Notes due March 1, 2026 (RSNs). The RSNs are pledged as collateral to secure the holder’s obligation under the related stock purchase contracts. Each stock purchase contract obligates the holder to purchase, and Spire to issue and deliver, on March 1, 2024, for a price of fifty dollars in cash, a variable number of shares of its common stock as follows (subject to anti-dilution adjustments).

If the applicable market value* per share of Spire common stock is:	Number of shares to be purchased per stock purchase contract is:
Equal to or greater than $78.6906 (“threshold appreciation price”)	0.6354 (“minimum settlement rate”)
Less than $78.6906, but greater than $64.24	$50.00 ÷ applicable market value*
Less than or equal to $64.24 (“reference price”)	0.7783 (“maximum settlement rate”)

*Based on the volume-weighted average price of Spire common stock during the 20 trading days before settlement.

If a holder elects to settle purchase contracts early, the holder would pay fifty dollars per unit and receive 0.6354 shares per unit.

The Company will make quarterly interest payments on the RSNs at the rate of 0.75% per year and quarterly contract adjustment payments on the stock purchase contracts at the rate of 6.75%. The RSNs and the contract adjustment payments are structurally subordinated to all liabilities of Spire’s subsidiaries.

The Company has recorded the $35.0 present value of the stock purchase contract payments as a liability (reflected in “Other” current and noncurrent liabilities on the balance sheet) offset by a charge to additional paid-in capital in equity. This noncash financing activity has been excluded from the statement of cash flows. Interest payments on the RSNs are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. In calculating diluted EPS, the Company applies the treasury stock method to the Corporate Units. These securities have not had an effect on diluted EPS.

In order to secure funds necessary for the holders to pay the purchase price of the common stock on the purchase contract settlement date, the remarketing agent will remarket the RSNs on behalf of the current holders to new third-party investors. Following any successful remarketing of the RSNs, the interest rate on the RSNs will be reset, interest will be payable on a semi-annual basis, and Spire will cease to have the option to redeem the RSNs, other than in connection with the occurrence or continuance of certain special events.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, notes receivable, and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 7, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of March 31, 2021, September 30, 2020, and March 31, 2020.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of March 31, 2021
Cash and cash equivalents	$104.0	$104.0	$104.0	$—
Notes payable	653.5	653.5	—	653.5
Long-term debt, including current portion	2,803.3	3,090.9	—	3,090.9
As of September 30, 2020
Cash and cash equivalents	$4.1	$4.1	$4.1	$—
Notes payable	648.0	648.0	—	648.0
Long-term debt, including current portion	2,484.1	2,908.6	—	2,908.6
As of March 31, 2020
Cash and cash equivalents	$108.4	$108.4	$108.4	$—
Notes payable	560.6	560.6	—	560.6
Long-term debt, including current portion	2,490.2	2,671.0	—	2,671.0

Spire Missouri
As of March 31, 2021
Notes payable	$250.0	$250.0	$—	$250.0
Notes payable – associated companies	369.4	369.4	—	369.4
Long-term debt	1,092.4	1,254.2	—	1,254.2
As of September 30, 2020
Notes payable – associated companies	$301.2	$301.2	$—	$301.2
Long-term debt	1,092.0	1,313.5	—	1,313.5
As of March 31, 2020
Cash and cash equivalents	$5.1	$5.1	$5.1	$—
Notes payable	185.1	185.1	—	185.1
Notes payable – associated companies	39.6	39.6	—	39.6
Long-term debt	1,098.7	1,231.2	—	1,231.2

Spire Alabama
As of March 31, 2021
Cash and cash equivalents	$18.2	$18.2	$18.2	$—
Notes receivable – associated companies	20.0	20.0	—	20.0
Long-term debt, including current portion	621.1	682.3	—	682.3
As of September 30, 2020
Notes payable – associated companies	$121.3	$121.3	$—	$121.3
Long-term debt, including current portion	471.8	576.9	—	576.9
As of March 31, 2020
Cash and cash equivalents	$0.1	$0.1	$0.1	$—
Notes payable	50.0	50.0	—	50.0
Notes payable – associated companies	33.0	33.0	—	33.0
Long-term debt	471.7	535.1	—	535.1

7. FAIR VALUE MEASUREMENTS

The information presented below categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of March 31, 2021, and those Level 3 balances at September 30, 2020, and March 31, 2020, consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2021
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$23.5	$—	$—	$—	$23.5
NYMEX/ICE natural gas contracts	0.4	—	—	(0.4)	—
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	15.1	—	(12.3)	2.8
Natural gas commodity contracts	—	9.3	—	—	9.3
Other:
U.S. stock/bond mutual funds	22.9	—	—	—	22.9
Interest rate swaps	—	27.9	—	—	27.9
Total	$47.1	$52.3	$—	$(13.0)	$86.4
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.8	$—	$—	$(1.8)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	4.7	—	(4.7)	—
Natural gas commodity contracts	—	24.5	—	—	24.5
Other:
Interest rate swaps	—	21.4	—	—	21.4
Total	$1.8	$50.6	$—	$(6.5)	$45.9

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2020
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$21.9	$—	$—	$—	$21.9
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	27.7	—	(25.4)	2.3
Natural gas commodity contracts	—	14.5	0.4	—	14.9
Other:
U.S. stock/bond mutual funds	18.6	—	—	—	18.6
Total	$47.1	$42.2	$0.4	$(32.0)	$57.7
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.7	21.4	—	(22.1)	—
Natural gas commodity contracts	—	22.3	—	—	22.3
Other:
Interest rate swaps	—	54.2	—	—	54.2
Total	$1.6	$97.9	$—	$(23.0)	$76.5

As of March 31, 2020
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$18.1	$—	$—	$—	$18.1
NYMEX/ICE natural gas contracts	0.1	—	—	(0.1)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.2	6.8	—	(7.0)	—
Natural gas commodity contracts	—	17.5	—	(4.8)	12.7
Other:
U.S. stock/bond mutual funds	17.6	—	—	—	17.6
Total	$36.0	$24.3	$—	$(11.9)	$48.4
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$12.2	$—	$—	$(12.2)	$—
Gasoline and heating oil contracts	0.4	—	—	(0.4)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.5	8.4	—	(8.9)	—
Natural gas commodity contracts	—	27.7	1.1	(4.8)	24.0
Other:
Interest rate swaps	—	66.9	—	—	66.9
Total	$13.1	$103.0	$1.1	$(26.3)	$90.9

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2021
ASSETS
U.S. stock/bond mutual funds	$23.5	$—	$—	$—	$23.5
NYMEX/ICE natural gas contracts	0.4	—	—	(0.4)	—
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$24.2	$—	$—	$(0.7)	$23.5
LIABILITIES
NYMEX/ICE natural gas contracts	$1.8	$—	$—	$(1.8)	$—

As of September 30, 2020
ASSETS
U.S. stock/bond mutual funds	$21.9	$—	$—	$—	$21.9
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$28.5	$—	$—	$(6.6)	$21.9
LIABILITIES
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—

As of March 31, 2020
ASSETS
U.S. stock/bond mutual funds	$18.1	$—	$—	$—	$18.1
NYMEX/ICE natural gas contracts	0.1	—	—	(0.1)	—
Total	$18.2	$—	$—	$(0.1)	$18.1
LIABILITIES
NYMEX/ICE natural gas contracts	$12.2	$—	$—	$(12.2)	$—
Gasoline and heating oil contracts	0.4	—	—	(0.4)	—
Total	$12.6	$—	$—	$(12.6)	$—

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

The net periodic pension cost includes components shown in the following tables.  The components other than the service costs and regulatory adjustment are presented in “Other Income (Expense), Net” in the income statement, except for Spire Alabama’s losses on lump-sum settlements. Such losses are capitalized in regulatory balances and amortized over the remaining actuarial life of individuals in the plan, and that amortization is presented in “Other Income (Expense), Net.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Spire
Service cost – benefits earned during the period	$5.3	$5.6	$10.9	$11.1
Interest cost on projected benefit obligation	4.6	5.8	9.8	11.7
Expected return on plan assets	(7.1)	(9.0)	(15.1)	(18.2)
Amortization of prior service credit	(0.7)	(0.6)	(1.5)	(1.2)
Amortization of actuarial loss	3.8	3.9	7.8	7.6
Loss on lump-sum settlements	3.8	21.0	3.8	21.0
Subtotal	9.7	26.7	15.7	32.0
Regulatory adjustment	5.2	(11.3)	14.8	(1.7)
Net pension cost	$14.9	$15.4	$30.5	$30.3

Spire Missouri
Service cost – benefits earned during the period	$3.9	$3.9	$7.8	$7.7
Interest cost on projected benefit obligation	3.5	4.0	7.0	8.2
Expected return on plan assets	(5.6)	(6.3)	(11.2)	(12.9)
Amortization of prior service (credit) cost	(0.1)	0.1	(0.3)	0.1
Amortization of actuarial loss	2.8	3.1	5.7	6.0
Loss on lump-sum settlements	—	21.0	—	21.0
Subtotal	4.5	25.8	9.0	30.1
Regulatory adjustment	7.5	(13.2)	15.1	(5.5)
Net pension cost	$12.0	$12.6	$24.1	$24.6

Spire Alabama
Service cost – benefits earned during the period	$1.4	$1.5	$2.9	$3.0
Interest cost on projected benefit obligation	1.2	1.3	2.4	2.5
Expected return on plan assets	(1.5)	(1.8)	(3.1)	(3.5)
Amortization of prior service credit	(0.6)	(0.6)	(1.2)	(1.2)
Amortization of actuarial loss	1.0	0.8	2.1	1.6
Loss on lump-sum settlements	3.8	—	3.8	—
Subtotal	5.3	1.2	6.9	2.4
Regulatory adjustment	(2.5)	1.7	(0.7)	3.4
Net pension cost	$2.8	$2.9	$6.2	$5.8

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three and six months ended March 31, 2021, one Alabama plan met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $12.9. The lump-sum settlement resulted in a loss of $3.8. For the remeasurement, the discount rate for the Alabama plan was updated to 3.2% from 2.95% at September 30, 2020. The Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan— in this case, 11.4 years. Therefore, no lump sum settlement expense was recorded in the period ended March 31, 2021. In the quarter ended March 31, 2020, two Spire Missouri plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $59.1. The lump-sum settlement resulted in a loss of $21.0. For the remeasurements, the discount rates for the Missouri plans were updated to 2.85% from 3.2% at September 30, 2019.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2021 contributions to Spire Missouri’s pension plans through March 31, 2021 were $28.3 to the qualified trusts and none to non-qualified plans. There were $4.5 of fiscal 2021 contributions to the Spire Alabama pension plans through March 31, 2021.

Contributions to the qualified trusts of Spire Missouri’s pension plans for the remainder of fiscal 2021 are anticipated to be $13.7. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2021 are anticipated to be $6.6.

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

The net periodic postretirement benefit cost includes components shown in the following tables.  The components other than the service costs and regulatory adjustment are presented in “Other Income (Expense), Net” in the income statement, except in the event Spire Alabama incurs losses on lump-sum settlements. Any such losses are capitalized in regulatory balances and amortized over the remaining actuarial life of individuals in the plan, and that amortization is presented in “Other Income (Expense), Net.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Spire
Service cost – benefits earned during the period	$1.9	$1.5	$3.7	$2.9
Interest cost on accumulated postretirement benefit obligation	1.6	1.5	3.0	3.1
Expected return on plan assets	(4.1)	(4.1)	(8.1)	(8.2)
Amortization of prior service cost (credit)	0.2	(0.1)	0.5	(0.3)
Amortization of actuarial gain	(0.4)	(0.5)	(0.8)	(1.0)
Subtotal	(0.8)	(1.7)	(1.7)	(3.5)
Regulatory adjustment	3.2	4.0	6.6	8.0
Net postretirement benefit cost	$2.4	$2.3	$4.9	$4.5

Spire Missouri
Service cost – benefits earned during the period	$1.5	$1.3	$3.1	$2.6
Interest cost on accumulated postretirement benefit obligation	1.1	1.1	2.2	2.3
Expected return on plan assets	(2.8)	(2.9)	(5.5)	(5.7)
Amortization of prior service cost (credit)	0.2	—	0.4	(0.1)
Amortization of actuarial gain	(0.3)	(0.5)	(0.7)	(1.0)
Subtotal	(0.3)	(1.0)	(0.5)	(1.9)
Regulatory adjustment	3.7	4.5	7.5	8.9
Net postretirement benefit cost	$3.4	$3.5	$7.0	$7.0

Spire Alabama
Service cost – benefits earned during the period	$0.3	$0.1	$0.5	$0.2
Interest cost on accumulated postretirement benefit obligation	0.4	0.4	0.7	0.7
Expected return on plan assets	(1.3)	(1.2)	(2.5)	(2.4)
Amortization of prior service (credit) cost	—	(0.1)	0.1	(0.2)
Subtotal	(0.6)	(0.8)	(1.2)	(1.7)
Regulatory adjustment	(0.5)	(0.5)	(0.9)	(0.9)
Net postretirement benefit income	$(1.1)	$(1.3)	$(2.1)	$(2.6)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through March 31, 2021 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

9. INFORMATION BY OPERATING SEGMENT

The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. Other components of the Company’s consolidated information include:

•	unallocated corporate items, including certain debt and associated interest costs;
•	Spire STL Pipeline, a subsidiary of Spire providing interstate natural gas pipeline transportation services;
•	Spire Storage, a subsidiary of Spire providing interstate natural gas storage services; and
•	Spire’s subsidiaries engaged in the operation of a propane pipeline, the compression of natural gas, and risk management, among other activities.

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

Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of impairments and other non-recurring or unusual items such as certain regulatory, legislative, or GAAP standard-setting actions.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2021
Operating Revenues:
Revenues from external customers	$1,053.0	$47.4	$4.5	$—	$1,104.9
Intersegment revenues	0.1	(14.0)	11.1	2.8	—
Total Operating Revenues	1,053.1	33.4	15.6	2.8	1,104.9
Operating Expenses:
Natural gas	619.2	(6.2)	0.1	6.0	619.1
Operation and maintenance	104.0	7.1	11.1	(3.2)	119.0
Depreciation and amortization	49.5	0.3	1.7	—	51.5
Taxes, other than income taxes	56.4	0.5	1.0	—	57.9
Total Operating Expenses	829.1	1.7	13.9	2.8	847.5
Operating Income	$224.0	$31.7	$1.7	$—	$257.4
Net Economic Earnings (Loss)	$159.7	$39.8	$(3.9)	$—	$195.6

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2020
Operating Revenues:
Revenues from external customers	$679.1	$33.3	$3.1	$—	$715.5
Intersegment revenues	(0.1)	—	11.6	(11.5)	—
Total Operating Revenues	679.0	33.3	14.7	(11.5)	715.5
Operating Expenses:
Natural gas	271.6	33.6	0.1	(8.2)	297.1
Operation and maintenance	95.8	3.6	9.6	(3.3)	105.7
Depreciation and amortization	47.0	0.1	2.1	—	49.2
Taxes, other than income taxes	51.7	0.4	0.9	—	53.0
Total Operating Expenses	466.1	37.7	12.7	(11.5)	505.0
Operating Income	$212.9	$(4.4)	$2.0	$—	$210.5
Net Economic Earnings (Loss)	$144.3	$5.1	$(5.4)	$—	$144.0

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2021
Operating Revenues:
Revenues from external customers	$1,550.2	$58.1	$9.2	$—	$1,617.5
Intersegment revenues	1.1	0.1	23.1	(24.3)	—
Total Operating Revenues	1,551.3	58.2	32.3	(24.3)	1,617.5
Operating Expenses:
Natural gas	823.5	(5.5)	0.1	(17.8)	800.3
Operation and maintenance	207.0	10.4	19.7	(6.5)	230.6
Depreciation and amortization	98.1	0.6	3.6	—	102.3
Taxes, other than income taxes	91.9	0.7	1.4	—	94.0
Total Operating Expenses	1,220.5	6.2	24.8	(24.3)	1,227.2
Operating Income	$330.8	$52.0	$7.5	$—	$390.3
Net Economic Earnings (Loss)	$236.1	$43.1	$(6.7)	$—	$272.5

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2020
Operating Revenues:
Revenues from external customers	$1,209.7	$65.6	$7.1	$—	$1,282.4
Intersegment revenues	—	—	18.7	(18.7)	—
Total Operating Revenues	1,209.7	65.6	25.8	(18.7)	1,282.4
Operating Expenses:
Natural gas	513.1	58.1	0.2	(12.4)	559.0
Operation and maintenance	204.4	6.7	17.5	(6.3)	222.3
Depreciation and amortization	93.4	0.1	3.2	—	96.7
Taxes, other than income taxes	89.6	0.7	1.3	—	91.6
Total Operating Expenses	900.5	65.6	22.2	(18.7)	969.6
Operating Income	$309.2	$—	$3.6	$—	$312.8
Net Economic Earnings (Loss)	$213.4	$11.2	$(8.8)	$—	$215.8

The following table reconciles the Company’s net economic earnings to net income. For information about the Missouri regulatory adjustment for $9.0 of pension costs in fiscal 2021 and the provision for ISRS rulings in fiscal 2020, see Note 4, Regulatory Matters.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Income	$187.4	$133.6	$276.3	$200.6
Adjustments, pre-tax:
Missouri regulatory adjustment	(9.0)	—	(9.0)	—
Provision for ISRS rulings	—	2.2	—	4.8
Fair value and timing adjustments	20.1	11.6	4.1	15.3
Income tax effect of adjustments	(2.9)	(3.4)	1.1	(4.9)
Net Economic Earnings	$195.6	$144.0	$272.5	$215.8

The Company’s total assets by segment were as follows:

	March 31,	September 30,	March 31,
	2021	2020	2020
Total Assets:
Gas Utility	$7,265.0	$6,716.2	$6,311.6
Gas Marketing	341.0	182.7	159.3
Other	2,513.7	2,443.5	2,214.7
Eliminations	(1,182.9)	(1,101.2)	(667.6)
Total Assets	$8,936.8	$8,241.2	$8,018.0

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2021, are estimated at $1,632.2, $1,264.6, and $244.7 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

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

In the natural gas industry, many gas distribution companies have incurred environmental liabilities associated with sites they or their predecessor companies formerly owned or operated where manufactured gas operations took place. The Utilities each have former manufactured gas plant (MGP) operations in their respective service territories, some of which are discussed under the Spire Missouri and Spire Alabama headings below. To the extent costs are incurred associated with environmental remediation activities, the Utilities would request authority from their respective regulators to defer such costs (less any amounts received from insurance proceeds or as contributions from other potentially responsible parties (PRPs)) and collect them through future rates.

To date, costs incurred for all Spire MGP sites for investigation, remediation and monitoring have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. The actual future costs that Spire Missouri and Spire Alabama may incur could be materially higher or lower depending upon several factors, including whether remediation will be required, final selection and regulatory approval of any remedial actions, changing technologies and government regulations, the ultimate ability of other PRPs to pay, and any insurance recoveries.

In 2020, Spire retained an outside consultant to conduct probabilistic cost modeling of its former MGP sites in Missouri and Alabama. The purpose of this analysis was to develop an estimated range of probabilistic future liability for each of their MGP sites. That analysis, completed in March 2021, provided a range of demonstrated possible future expenditures to investigate, monitor and remediate the former MGP sites. Spire Missouri and Spire Alabama have recorded their best estimates of the probable expenditures that relate to these matters. The amount remains immaterial, and Spire Missouri, Spire Alabama and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial condition or results of operations.

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

In its western service area, Spire Missouri has six owned MGP sites enrolled in the BVCP, including Joplin MGP #1, St. Joseph MGP #1, Kansas City Coal Gas Station B, Kansas City Station A Railroad area, Kansas City Coal Gas Station A, and Independence MGP #2. Source removal has been conducted at all of the owned sites since 2003 with the exception of Joplin. On September 15, 2016, a request was made with the MDNR for a restrictive covenant use limitation with respect to Joplin. Remediation efforts at the six sites are at various stages of completion, ranging from groundwater monitoring and sampling following source removal activities to the aforementioned request in respect to Joplin. As part of its participation in the BVCP, Spire Missouri communicates regularly with the MDNR with respect to its remediation efforts and monitoring activities at these sites. On May 11, 2015, MDNR approved the next phase of investigation at the Kansas City Station A and Railroad areas.

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

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of the February 2021 cold weather event. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure from the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events have made Spire Marketing subject to various commercial disputes (including regarding force majeure) and a regulatory dispute regarding tariff obligations as a shipper on an interstate pipeline. As such, Spire Marketing has recorded an estimate of potential liabilities for damages based on communications with counterparties to date and the facts and circumstances surrounding each transaction. It is expected that the estimate will change as new facts emerge or settlements are reached, and it is possible that final settlement amounts may materially differ from the current estimate.

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

Spire STL Pipeline is a wholly owned subsidiary of Spire which owns and operates a 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. The pipeline is under the jurisdiction of the FERC and is capable of delivering up to 400,000 million British thermal units (MMBtu) per day of natural gas into eastern Missouri. Spire Missouri is the foundation shipper with a contractual commitment of 350,000 MMBtu per day. The pipeline was primarily constructed during fiscal 2019 and was placed into service in November 2019.

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

Spire Missouri received an Accounting Authority Order from the MoPSC to defer certain costs through March 31, 2021, and has recorded a related net regulatory asset of $3.4 and $3.8 as of March 31, 2021, and September 30, 2020, respectively. Even with the cost increases and lost revenues, Spire Alabama exceeded the allowed return and recorded a Rate Stabilization and Equalization giveback in September 2020 and in January 2021, so there was no bottom-line impact of these COVID-19 effects.

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

EARNINGS – THREE MONTHS ENDED MARCH 31, 2021

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Three Months Ended March 31, 2021
Net Income (Loss) [GAAP]	$166.4	$24.9	$(3.9)	$187.4	$3.55
Adjustments, pre-tax:
Missouri regulatory adjustments	(9.0)	—	—	(9.0)	(0.17)
Fair value and timing adjustments	0.2	19.9	—	20.1	0.39
Income tax effect of adjustments*	2.1	(5.0)	—	(2.9)	(0.06)
Net Economic Earnings (Loss) [Non-GAAP]	$159.7	$39.8	$(3.9)	$195.6	$3.71

Three Months Ended March 31, 2020
Net Income (Loss) [GAAP]	$142.3	$(3.3)	$(5.4)	$133.6	$2.54
Adjustments, pre-tax:
Provision for ISRS rulings	2.2	—	—	2.2	0.04
Fair value and timing adjustments	0.4	11.2	—	11.6	0.23
Income tax effect of adjustments*	(0.6)	(2.8)	—	(3.4)	(0.06)
Net Economic Earnings (Loss) [Non-GAAP]	$144.3	$5.1	$(5.4)	$144.0	$2.75

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

Consolidated

Spire had net income of $187.4 for the three months ended March 31, 2021, compared with net income of $133.6 for the three months ended March 31, 2020. Diluted income per share of $3.55 for the current year quarter compared to $2.54 diluted income per share for the prior year quarter. The net income growth of $53.8 was driven by an $28.2 increase in Gas Marketing segment and a $24.1 increase in the Gas Utility segment. The Gas Marketing increase was the result of higher current year volume and margins, as a result of extreme weather and market conditions, as well as the monetization of storage positions. Gas Utility net income growth reflects the benefit of the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances totaling $9.0 ($6.8 after-tax), combined with higher volumes and ISRS revenues, and lower operating costs after removing the impact of the $19.1 transfer of year-over-year mix of service and nonservice postretirement benefit costs to other expense below the operating income line (the “Nonservice Cost Transfer”).

Spire’s net economic earnings were $195.6 ($3.71 per diluted share) for the three months ended March 31, 2021, an increase of $51.6 from the $144.0 ($2.75 per diluted share) reported for the same period in the prior year. The principal drivers of the increase in net economic earnings were higher Gas Marketing results combined with higher Gas Utility earnings, as reflected in the above table. These impacts are described in further detail below.

Gas Utility

For the three months ended March 31, 2021, net economic earnings for the Gas Utility segment increased $15.4 from the second quarter of the prior fiscal year, primarily due to a $9.9 increase at Spire Missouri and a $5.5 increase at Spire Alabama. Both Spire Missouri and Spire Alabama benefited from volume increases and higher off-system sales. Spire Missouri also benefited from higher ISRS revenues, customer growth, and lower Operations and Maintenance expense (O&M) after removing the impact of the Nonservice Cost Transfer, offset by $1.7 higher depreciation and amortization expense. Spire Alabama growth was also favorably impacted by net Rate Stabilization and Equalization (RSE) adjustments and lower O&M that offset higher depreciation and amortization expenses. These impacts are discussed in further detail below.

Gas Marketing

For the three months ended March 31, 2021, the net economic earnings for the Gas Marketing segment was $39.8, compared to net economic earnings of $5.1 in the three months ended March 31, 2020. The increase in the current-year period was a result of extreme market conditions due to the February 2021 cold weather event as well as asset optimization, including storage.

Other

For the three months ended March 31, 2021, net economic loss for Other decreased $1.5 compared with the second quarter of the prior fiscal year. The improvement primarily reflects better results from Spire Storage.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2021
Operating Income [GAAP]	$224.0	$31.7	$1.7	$—	$257.4
Operation and maintenance expenses	104.0	7.1	11.1	(3.2)	119.0
Depreciation and amortization	49.5	0.3	1.7	—	51.5
Taxes, other than income taxes	56.4	0.5	1.0	—	57.9
Less: Gross receipts tax expense	(42.1)	(0.1)	—	—	(42.2)
Contribution Margin [Non-GAAP]	391.8	39.5	15.5	(3.2)	443.6
Natural gas costs	619.2	(6.2)	0.1	6.0	619.1
Gross receipts tax expense	42.1	0.1	—	—	42.2
Operating Revenues	$1,053.1	$33.4	$15.6	$2.8	$1,104.9

Three Months Ended March 31, 2020
Operating Income (Loss) [GAAP]	$212.9	$(4.4)	$2.0	$—	$210.5
Operation and maintenance expenses	95.8	3.6	9.6	(3.3)	105.7
Depreciation and amortization	47.0	0.1	2.1	—	49.2
Taxes, other than income taxes	51.7	0.4	0.9	—	53.0
Less: Gross receipts tax expense	(37.6)	(0.2)	(0.1)	—	(37.9)
Contribution Margin [Non-GAAP]	369.8	(0.5)	14.5	(3.3)	380.5
Natural gas costs	271.6	33.6	0.1	(8.2)	297.1
Gross receipts tax expense	37.6	0.2	0.1	—	37.9
Operating Revenues	$679.0	$33.3	$14.7	$(11.5)	$715.5

Consolidated

Spire reported operating revenue of $1,104.9 for the three months ended March 31, 2021, a $389.4 increase versus the prior year quarter. Both the Gas Utility and Gas Marketing segments experienced year-over-year increases in operating revenues. Spire’s contribution margin increased $63.1 compared with last year, with increases of $40.0 in the Gas Marketing segment, $22.0 for the Gas Utility segment, and $1.0 for Other (STL Pipeline and Spire Storage) all contributing to growth. Depreciation and amortization expenses were up $2.3 company-wide driven by a $2.5 increase in the Gas Utility segment. Gas Utility O&M expenses of $104.0 for the quarter were $10.9 lower than last year, after removing the $19.1 impact of the Nonservice Cost Transfer. These impacts are described in further detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the three months ended March 31, 2021, were $1,053.1, or $374.1 higher than the same period in the prior year. The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Higher PGA/GSA costs	$208.0
Spire Missouri and Spire Alabama – Off-system sales and capacity release	95.5
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	49.6
Spire Missouri – ISRS (including prior year ISRS rulings provision true-up of $2.2)	6.6
Spire Missouri and Spire Alabama – Higher gross-receipt taxes	4.3
Spire Alabama – RSE adjustments, net	4.1
All other factors	6.0
Total Variation	$374.1

The increase in revenues was primarily driven by higher gas volumes resulting in $208.0 higher gas costs (including $195.8 of cover charges and OFO penalties to certain wholesale customers), a $95.5 increase in off-system sales and capacity release (relating primarily to the February 2021 cold weather event), $49.6 positive impact of higher volumetric usage resulting from colder weather versus the prior year, primarily at Spire Missouri. The Utility segment also benefited from $6.6 growth in ISRS revenues (including the impact of reversing a prior-year charge of $2.2 related to the ISRS ruling settled later in the year), and $4.1 in net positive RSE adjustments at Spire Alabama.

Contribution Margin – Gas Utility contribution margin was $391.8 for the three months ended March 31, 2021, a $22.0 increase over the same period in the prior year. The increase was attributable to the following factors:

Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	$7.3
Spire Missouri – ISRS (including prior year ISRS rulings provision true-up of $2.2)	6.6
Spire Alabama – RSE adjustments, net	4.3
Spire Missouri and Spire Alabama – Off-system sales and capacity release	2.1
All other factors	1.7
Total Variation	$22.0

The increase in contribution margin was primarily attributable to $7.3 favorable weather/volumetric impacts, Spire Missouri’s net ISRS amounts (including $2.2 prior-year true-up of charges for ISRS rulings) of $6.6, combined with $4.3 net favorable RSE adjustments at Spire Alabama, and $2.1 higher off-system sales, primarily due to the February 2021 cold weather events when compared to warmer temperatures last year.

Operating Expenses – O&M expenses for the three months ended March 31, 2021 were $1.9 lower than the prior year after removing the $19.1 impact of the Nonservice Cost Transfer and the reversal of $9.0 of previously disallowed pension expenses relating to the 2018 rate case due to a recent Missouri Supreme Court ruling. The decrease was largely due to lower costs in operations, administrative and employee-related expenses. Depreciation and amortization expenses for the three months ended March 31, 2021, were $2.5 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Gas Marketing

Operating Revenues – Operating revenues increased $0.1 versus the prior-year period as higher retail volumes and higher commodity prices were mostly offset by adjustments for certain retail customers.

Contribution Margin – Gas Marketing contribution margin during the three months ended March 31, 2021, increased $48.7 from the same period in the prior year. After consideration of $8.7 unfavorable change in derivative activity and fair value measurements which are excluded from net economic earnings, the reported variance was a $40.0 increase versus the same quarter in the prior year reflecting value realized from storage positions. These impacts were magnified due to the February 2021 cold weather event.

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of the February 2021 cold weather event. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure from the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events have made Spire Marketing subject to various commercial disputes (including regarding force majeure) and a regulatory dispute regarding tariff obligations as a shipper on an interstate pipeline. As such, Spire Marketing has recorded an estimate of potential liabilities for damages based on communications with counterparties to date and the facts and circumstances surrounding each transaction. It is expected that the estimate will change as new facts emerge or settlements are reached, and it is possible that final settlement amounts may materially differ from the current estimate.

Interest Charges

Consolidated interest charges during the three months ended March 31, 2021, decreased by $1.4 from the same period in the prior year, principally due to lower rates on short-term borrowings. For the three months ended March 31, 2021 and 2020, average short-term borrowings were $626.7 and $544.2, respectively, and the average interest rates on these borrowings were 0.28% and 2.1%, respectively.

Income Taxes

Consolidated income tax for the three months ended March 31, 2021, increased $15.8 versus the same period in the prior year. The variance is due to higher pre-tax book income and the mix of earnings by source, which results in a higher effective tax rate in the current year.

Spire Missouri

	Three Months Ended March 31,
	2021	2020
Operating Income [GAAP]	$120.8	$117.7
Operation and maintenance expenses	62.8	50.8
Depreciation and amortization	31.0	29.3
Taxes, other than income taxes	38.9	36.1
Less: Gross receipts tax expense	(28.6)	(26.2)
Contribution Margin [Non-GAAP]	224.9	207.7
Natural gas costs	537.4	223.6
Gross receipts tax expense	28.6	26.2
Operating Revenues	$790.9	$457.5
Net Income	$93.1	$74.5

Operating revenues for the three months ended March 31, 2021, increased $333.4 from the same period in the prior year primarily due by higher gas volumes resulting in $202.9 higher gas costs (including $195.8 of cover charges and OFO penalties to certain wholesale customers), a $94.3 increase related to higher off-system sales, combined with $24.8 in volumetric impacts (including weather mitigation), higher ISRS revenues of $6.6 and a $2.4 increase in gross receipts taxes.

Contribution margin for the three months ended March 31, 2021, increased $17.2 from the same period in the prior year, largely due to the $6.8 increase attributable to volumetric impacts (including weather mitigation), combined with the $6.6 increase in ISRS mentioned above and $1.4 higher off-system sales.

O&M expenses for the three months ended March 31, 2021, increased $12.0 versus the prior year quarter. After removing the $19.7 year-over-year impact of the Nonservice Cost Transfer, O&M was $7.7 lower than the prior year, largely due to the Missouri Supreme Court ruling in the current quarter that reversed $9.0 of previously disallowed pension expenses relating to the 2018 rate case. Depreciation and amortization increased $1.7 in the current quarter versus the prior-year quarter due to ongoing capital investments.

Other income was up $21.7, primarily due to due the impact of the Nonservice Cost Transfer. Removing this impact, other income increased $2.0, primarily due to increases in the value of investments associated with non-qualified employee benefit plans reflecting market conditions.

Degree days in Spire Missouri’s service areas during the three months ended March 31, 2021, were 1.7% warmer than normal, but 10.5% colder than the same period last year, resulting in higher usage on a year-over-year comparative basis. Spire Missouri’s total system therms sold and transported were 772.9 million for the three months ended March 31, 2021, compared with 695.3 million for the same period in the prior year. Total off-system therms sold and transported were 12.8 million for the three months ended March 31, 2021, compared with 9.8 million for the same period last year.

Resulting net income for the quarter ended March 31, 2021, increased $18.6 versus the prior-year quarter or $10.1 after removing the after-tax impacts of the $2.2 prior-year true-up of charges for ISRS rulings and $9.0 of previously disallowed pension expense.

Spire Alabama

	Three Months Ended March 31,
	2021	2020
Operating Income [GAAP]	$89.2	$81.2
Operation and maintenance expenses	33.7	37.1
Depreciation and amortization	15.2	14.6
Taxes, other than income taxes	14.7	13.2
Less: Gross receipts tax expense	(11.8)	(9.9)
Contribution Margin [Non-GAAP]	141.0	136.2
Natural gas costs	69.8	39.4
Gross receipts tax expense	11.8	9.9
Operating Revenues	$222.6	$185.5
Net Income	$63.3	$57.8

Operating revenues for the three months ended March 31, 2021, increased $37.1 from the same period in the prior year. The change in operating revenue was principally due to $24.8 attributable to weather usage impacts, higher gas costs of $5.1, a net favorable RSE adjustment of $4.1, and a $1.2 increase in off-system sales.

Contribution margin was $4.8 higher versus the prior year quarter, driven by the favorable net RSE and annual rate adjustment of $4.3, and a $1.2 increase due to the combined impacts from weather usage impacts (including weather mitigation) and off-system sales.

O&M expenses for the three months ended March 31, 2021 decreased $3.4 ($2.8 after removing the impact of the Nonservice Cost Transfer) versus the prior-year quarter, primarily due to lower field distribution and administrative expenses. Depreciation and amortization expenses for the three months ended March 31, 2021, were $0.6 higher than the same period last year, the result of continued investment in infrastructure upgrades.

For the quarter ended March 31, 2021, resulting net income increased $5.5 versus the prior-year quarter.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended March 31, 2021 were 1.4% warmer than normal, but 32.3% colder than a year ago. Spire Alabama’s total system therms sold and transported were 340.3 million for the three months ended March 31, 2021, compared with 320.6 million for the same period in the prior year. The current quarter reflects off-system sales, and related therms sold totaled 16.1 million, versus no volume in the prior year as the program had not yet commenced.

EARNINGS – SIX MONTHS ENDED MARCH 31, 2021

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Six Months Ended March 31, 2021
Net Income (Loss) [GAAP]	$242.9	$40.1	$(6.7)	$276.3	$5.20
Adjustments, pre-tax:
Missouri regulatory adjustments	(9.0)	—	—	(9.0)	(0.18)
Fair value and timing adjustments	0.1	4.0	—	4.1	0.08
Income tax effect of adjustments*	2.1	(1.0)	—	1.1	0.02
Net Economic Earnings (Loss) [Non-GAAP]	$236.1	$43.1	$(6.7)	$272.5	$5.12

Six Months Ended March 31, 2020
Net Income (Loss) [GAAP]	$209.4	$—	$(8.8)	$200.6	$3.77
Adjustments, pre-tax:
Provision for ISRS rulings	4.8	—	—	4.8	0.09
Fair value and timing adjustments	0.4	14.9	—	15.3	0.30
Income tax effect of adjustments*	(1.2)	(3.7)	—	(4.9)	(0.10)
Net Economic Earnings (Loss) [Non-GAAP]	$213.4	$11.2	$(8.8)	$215.8	$4.06
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

Consolidated

Spire’s net income was $276.3 for the six months ended March 31, 2021, compared with $200.6 for the six months ended March 31, 2020. Basic and diluted earnings per share for the six months ended March 31, 2021, were $5.21 and $5.20 respectively, compared with basic and diluted earnings per share of $3.78 and $3.77, respectively, for the six months ended March 31, 2020.

The increase in net income of $75.7 reflects a $40.1 increase in net income from the Gas Marketing segment, and a $33.5 increase in net income from the Gas Utility segment, combined with a positive net change of $2.1 in Other.

The Gas Marketing segment was positively impacted by favorable market conditions totaling $31.9, particularly in February of the current year, that drove volume, higher local/regional basis differentials and higher realized value from storage withdrawals. Gas Marketing also benefited from $10.9 ($8.2 after-tax) in favorable fair value mark-to-market adjustments. The Gas Utility segment is higher due to a $27.2 increase at Spire Missouri and a $6.0 increase at Spire Alabama.

Net economic earnings were $272.5 ($5.12 per diluted share) for the six months ended March 31, 2021, compared to $215.8 ($4.06 per diluted share) for the same period last year, reflecting earnings improvements in both the Gas Marketing and Gas Utility segments. These variances are discussed in greater detail below.

Gas Utility

Gas Utility net income increased by $33.5 from the prior year. The Gas Utility segment is higher due principally to a $13.1 increase in Spire Missouri ISRS revenues (including the impact of a prior-year provision of $4.2 related to the ISRS ruling settled later in the year), the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances totaling $9.0 ($6.8 after-tax), $8.4 higher contribution margin due to the impacts of colder weather, $3.0 in net favorable RSE adjustments at Spire Alabama, and lower run-rate operating costs. These positive impacts offset higher depreciation and amortization reflecting increased capital investment.

Net economic earnings in the current year were $236.1, an increase of $22.7 over the same period in the prior year. The increase was primarily driven by higher contribution margin and lower operations and maintenance expense, after adjusting for the Year-To-Date Postretirement Nonservice Cost Transfer. These impacts are described in further detail below.

Gas Marketing

The Gas Marketing segment reported net income of $40.1 for the six months ended March 31, 2021, versus no net income during the same period last year, principally reflecting strong second quarter operating results in the current year, driven by market conditions due to extreme weather that resulted in higher value realization of storage withdrawals. Gas Marketing also benefited from $8.2 in after-tax favorable year-over-year fair value mark-to-market valuations. Net economic earnings for the current year were $43.1, an increase of $31.9 from the same period last year as favorable market conditions more than offset higher operating costs.

Other

For the six months ended March 31, 2021, net economic loss for Other was $6.7, an improvement from $8.8 in the prior-year period. Included in those results was a $4.4 reduction in the net loss from Spire Storage, offset by slightly higher corporate and interest costs.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2021
Operating Income (Loss) [GAAP]	$330.8	$52.0	$7.5	$—	$390.3
Operation and maintenance expenses	207.0	10.4	19.7	(6.5)	230.6
Depreciation and amortization	98.1	0.6	3.6	—	102.3
Taxes, other than income taxes	91.9	0.7	1.4	—	94.0
Less: Gross receipts tax expense	(63.8)	(0.1)	—	—	(63.9)
Contribution Margin [Non-GAAP]	664.0	63.6	32.2	(6.5)	753.3
Natural gas costs	823.5	(5.5)	0.1	(17.8)	800.3
Gross receipts tax expense	63.8	0.1	—	—	63.9
Operating Revenues	$1,551.3	$58.2	$32.3	$(24.3)	$1,617.5

Six Months Ended March 31, 2020
Operating Income [GAAP]	$309.2	$—	$3.6	$—	$312.8
Operation and maintenance expenses	204.4	6.7	17.5	(6.3)	222.3
Depreciation and amortization	93.4	0.1	3.2	—	96.7
Taxes, other than income taxes	89.6	0.7	1.3	—	91.6
Less: Gross receipts tax expense	(62.2)	(0.2)	(0.1)	—	(62.5)
Contribution Margin [Non-GAAP]	634.4	7.3	25.5	(6.3)	660.9
Natural gas costs	513.1	58.1	0.2	(12.4)	559.0
Gross receipts tax expense	62.2	0.2	0.1	—	62.5
Operating Revenues	$1,209.7	$65.6	$25.8	$(18.7)	$1,282.4

Consolidated

Spire’s operating revenues increased by $341.6 at the Gas Utility segment, and Other increased by $6.5. These increases more than offset the $7.4 decline in the Gas Marketing segment. The Gas Utility increase was due principally to $182.9 of higher gas costs (including $195.8 of cover charges and OFO penalties to certain wholesale customers), a $94.4 increase in higher off-system sales, and a $41.2 increase due to weather/volumetric impacts (net of weather mitigation). The Gas Utility segment also benefited from higher ISRS revenues at Spire Missouri and a favorable net RSE adjustment at Spire Alabama. The Gas Marketing decrease was due to higher trading activity (trading activities are recorded as revenues net of costs) offsetting higher volumes and prices volumes, while Other reflects an added $4.1 from STL Pipeline which entered service in late calendar 2019 and $2.4 higher revenues at Spire Storage.

Spire’s contribution margin increased $92.4 compared with the same six-month period last year, with all segments reporting increases. The Gas Utility contribution margin increased $29.6, primarily driven by the $24.9 increase from Spire Missouri and the $5.0 increase at Spire Alabama. The $56.3 increase in Gas Marketing reflects very favorable weather conditions in the current year second quarter, combined with favorable fair value mark-to-market adjustments. Higher contribution margins at the STL Pipeline are consistent with its in-service date earlier this year, and Spire Storage’s improvement reflects higher utilization of its storage capacity.

Depreciation and amortization expenses were higher in the Gas Utility segment, due to higher capital investments in both Spire Missouri and Spire Alabama. Gas Utility O&M expenses were $2.6 higher in the current year driven primarily by the Year-To-Date Postretirement Nonservice Cost Transfer of $18.1. Excluding this adjustment, O&M expenses were lower by $15.5 largely due to the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances totaling $9.0. These fluctuations are described in more detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the six months ended March 31, 2021, were $1,551.3, or $341.6 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Higher PGA/GSA costs	$182.9
Spire Missouri and Spire Alabama – Off -system sales and capacity release	94.4
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	41.2
Spire Missouri – ISRS (including ISRS rulings prior year true-up)	13.1
Spire Alabama – RSE adjustments, net	2.5
All other factors	7.5
Total Variation	$341.6

The increase in revenues was driven primarily by a $182.9 increase in gas costs (including $195.8 of cover charges and OFO penalties to certain wholesale customers), a $94.4 increase in off-system sales, and higher weather/volumetric impacts of $41.2. The segment also benefited from a $13.1 increase of Spire Missouri ISRS (net of ISRS ruling provision), and by a $2.5 increase due to Spire Alabama’s RSE rate renewal.

Contribution Margin – Gas Utility contribution margin was $664.0 for the six months ended March 31, 2021, a $29.6 increase over the same period last year. The increase was attributable to the following factors:

Spire Missouri – ISRS (including ISRS rulings prior year true-up)	$13.1
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	8.4
Spire Alabama – RSE adjustments, net	3.0
Spire Missouri and Spire Alabama – Off-system sales and capacity release	2.2
All other factors	2.9
Total Variation	$29.6

The contribution margin increase resulted primarily from Missouri ISRS (net of ISRS ruling provisions), higher volumetric margins, Spire Alabama RSE adjustment impacts and higher off-system sales.

Operating Expenses – Gas Utility O&M expenses increased $2.6 from last year. Removing the Year-To-Date Postretirement Nonservice Cost Transfer, the year-over-year variance is a decrease of $15.5. Of this decrease, $9.0 is attributable to the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances. The remaining decrease of $6.5 is due to lower operations and employee-related costs. Depreciation and amortization expenses for the six months ended March 31, 2021, increased $4.7 from the same period last year as a result of continued levels of capital investment in excess of depreciation expense.

Gas Marketing

Operating Revenues – Gas Marketing operating revenues decreased $7.4 from the same period last year, principally due to a net reduction in revenue billed to retail customers.

Contribution Margin – Gas Marketing contribution margin during the six months ended March 31, 2021, increased $56.3 from the same period last year, driven principally by strong second quarter results in the current year. During this quarter, particularly the month of February, very favorable weather patterns drove significantly higher regional basis differentials and volume. The current year also benefited from a favorable net $10.9 year-over-year swing in derivative activity and mark-to-market valuations. More discussion of the effects on Gas Marketing of the February 2021 cold weather event and related disputes is included in the corresponding section of “Earnings – Three Months Ended March 31, 2021” above.

Interest Charges

Consolidated interest charges during the six months ended March 31, 2021, were $2.4 lower than the same period last year. The decrease was primarily driven by slightly lower average short-term interest rates in the current period offsetting the impact of net long-term debt issuances and higher levels of short-term borrowings. For the six months ended March 31, 2021 and 2020, average short-term borrowings were $681.4 and $636.4, respectively, and the average interest rates on these borrowings were 0.4% and 2.1%, respectively.

Income Taxes

Consolidated income tax expense during the six months ended March 31, 2021 increased $24.1 versus the prior year. The variance is the result of the higher pre-tax book income in the current year, combined with a higher effective tax rate in the current year due to mix of earnings.

Spire Missouri

	Six Months Ended March 31,
	2021	2020
Operating Income [GAAP]	$196.3	$184.7
Operation and maintenance expenses	125.7	116.3
Depreciation and amortization	61.4	58.3
Taxes, other than income taxes	64.0	62.8
Less: Gross receipts tax expense	(43.8)	(43.4)
Contribution Margin [Non-GAAP]	403.6	378.7
Natural gas costs	699.0	409.4
Gross receipts tax expense	43.8	43.4
Operating Revenues	$1,146.4	$831.5
Net Income	$149.7	$122.5

Operating revenues during the six months ended March 31, 2021, increased $314.9 from the same period last year primarily due to a $184.1 increase attributable to higher gas costs, a $92.2 increase due to higher off-system sales, and a $21.2 increase in volumetric impacts (net of weather mitigation) relating to colder weather conditions in the current year. Spire Missouri also benefited from $13.1 higher ISRS (including ISRS rulings provision true-up) and a $1.2 increase due to customer growth.

Contribution margin increased $24.9 versus the same period in the prior year. The variance was attributable to the previously mentioned $13.1 increase in ISRS, $7.0 higher volumetric margins, primarily the result of colder weather, and $1.2 related to customer growth.

O&M expenses during the six months ended March 31, 2021, increased $9.4 from the same period last year. Excluding the Year-To-Date Postretirement Nonservice Cost Transfer of $19.4, O&M was $10.0 lower in the current year versus the prior-year period. This decrease is primarily the result of the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances totaling $9.0. Depreciation increased by $3.1 as a result of continuing capital investment.

Spire Missouri’s other income increased $23.4 versus the comparable prior-year period. Removing the impact of the Year-To-Date Postretirement Nonservice Cost Transfer of $19.4, other income increased $4.0, primarily due to increases in the value of investments associated with non-qualified employee benefit plans reflecting market conditions.

Temperatures in Spire Missouri’s service areas during the six months ended March 31, 2021, were 0.4% colder than the same period last year but 4.7% warmer than normal. The Spire Missouri total system therms sold and transported were 1,295.7 million for the six months ended March 31, 2021, compared with 1,251.4 million for the same period last year. Total off-system therms sold and transported were 21.3 million for the six months ended March 31, 2021, compared with 18.5 million for the same period last year.

Resulting net income for the six months ended March 31, 2021, increased $27.2 versus the same period in the prior year.

Spire Alabama

	Six Months Ended March 31,
	2021	2020
Operating Income [GAAP]	$111.7	$102.1
Operation and maintenance expenses	66.5	72.3
Depreciation and amortization	30.2	28.9
Taxes, other than income taxes	22.9	22.0
Less: Gross receipts tax expense	(17.1)	(16.1)
Contribution Margin [Non-GAAP]	214.2	209.2
Natural gas costs	104.9	86.4
Gross receipts tax expense	17.1	16.1
Operating Revenues	$336.2	$311.7
Net Income	$77.0	$71.0

Operating revenues for the six months ended March 31, 2021, increased $24.5 from the same period last year. The change was principally driven by a $20.0 increase in weather and usage impacts (net of weather mitigation) and $2.5 net RSE adjustments (reset and giveback). Off-system sales of $2.2 were only partly offset by lower gas costs of $1.2.

Contribution margin increased $5.0, principally as a result of the RSE adjustments of $3.0 (mentioned above), $1.3 related to higher off-system sales, and $1.4 of weather and usage. O&M expenses for the six months ended March 31, 2021, decreased $5.8 from the same period last year. Excluding the impact of the Year-To-Date Postretirement Nonservice Cost Transfer of $1.1, the decrease of $4.7 was primarily driven by lower operations and employee-related costs.

Temperatures in Spire Alabama’s service area during the six months ended March 31, 2021, were 11.5% colder than the same period last year but 5.9% warmer than normal. Spire Alabama’s total system therms sold and transported were 584.7 million for the six months ended March 31, 2021, compared with 603.7 million for the same period last year. The current year reflects off-system sales, and related therms sold totaled 27.1 million, versus no volume in the prior year as the program had not yet commenced.

REGULATORY MATTERS

For discussions of regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. While accounting estimates related to these and other items such as goodwill and allowance for credit losses were considered in light of the COVID-19 health crisis and the February 2021 cold weather event, there were no significant changes to critical accounting estimates during the six months ended March 31, 2021.

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

	Six Months Ended March 31,
Cash Flow Summary	2021	2020
Net cash provided by operating activities	$159.2	$321.7
Net cash used in investing activities	(304.3)	(344.6)
Net cash provided by financing activities	245.0	125.5

For the six months ended March 31, 2021, net cash provided by operating activities decreased $162.5 from the corresponding period of fiscal 2020. The change was due principally to regulatory timing and fluctuations in working capital items, as discussed above.

For the six months ended March 31, 2021, net cash used in investing activities was $40.3 less than for the same period in the prior year, primarily driven by a $42.6 decrease in capital expenditures. The primary driver of the lower capital expenditures was a $42.9 decline related to Spire Storage and Spire STL Pipeline, while Gas Utility expenditures increased slightly. Total capital expenditures for the full fiscal year 2021 are expected to be approximately $590.

Lastly, for the six months ended March 31, 2021, net cash provided by financing activities was $245.0, up $119.5 versus net cash provided of $125.5 for the six months ended March 31, 2020. Current year long-term debt issuances were $325.0, $185.0 less than a year ago, and the issuances of common stock during the first six months of fiscal 2021 were $14.5 less than last year. This was offset by $134.6 less repayments of long-term debt in the current year, as well as $5.5 net short-term debt issued in the current year versus $182.6 net repayments in the prior year.

CAPITAL RESOURCES

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Our debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of March 31, 2021, the debt ratings of the Company, Spire Missouri and Spire Alabama, shown in the following table, remain at investment grade with a stable outlook.

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

The effects of COVID-19 on the U.S. capital markets may significantly impact Spire. We rely on access to the capital markets to fund our capital requirements. These uncertain economic conditions may also result in the inability of our customers to pay for services and could have an impact on our liquidity. Still, considering our financing as described in Note 5, Financing, of the Notes to Financial Statements in Item 1, we believe we have sufficient access to cash to meet our needs.

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had $100.2 of temporary cash investments as of March 31, 2021.

Short-term Debt

The Utilities’ short-term borrowing requirements typically peak during the colder months, while most of the Company’s other needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper or through the use of a revolving credit facility. For information about these resources, see Note 5, Financing, of the Notes to Financial Statements in Item 1.

Long-term Debt and Equity

At March 31, 2021, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $2,819.6, of which $1,098.0 was issued by Spire Missouri, $625.0 was issued by Spire Alabama, and $231.6 was issued by other subsidiaries. For more information about long-term debt, see Note 5 of the Notes to Financial Statements in Item 1.

In February 2021, Spire issued 3.5 million equity units for an aggregate stated amount of $175.0, resulting in net proceeds of $169.3 after underwriting fees and other issuance costs. See Note 5 of the Notes to Financial Statements in Item 1 for additional discussion of these equity units.

Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $660.0 for financings placed any time before September 30, 2023. As of March 31, 2021, the entire $660.0 remained available under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance. On March 24, 2020, the APSC approved an application for up to $150.0 of additional long-term debt financing for Spire Alabama, which was ultimately issued on December 15, 2020.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 194,709 and 189,751 shares at March 31, 2021 and April 30, 2021, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

On February 6, 2019, Spire entered into an “at-the-market” equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Those shares are issued pursuant to Spire’s universal shelf registration statement referenced above and a prospectus supplement dated May 14, 2019. Under this program, a total of 626,249 shares were issued in fiscal 2019 and 2020, and as of March 31, 2021, Spire can still issue shares having an aggregate offering price of up to $102.2.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization at March 31, 2021, consisted of 49% equity and at September 30, 2020, consisted of 50% equity.

CONTRACTUAL OBLIGATIONS

During the six months ended March 31, 2021, except for the issuance of $150.0 of ten-year notes by Spire Alabama and the $175.0 of notes issued by Spire as part of the equity units described in Note 5, Financing, of the Notes to Financial Statements in Item 1, there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of March 31, 2021, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K as of September 30, 2020. During the first quarter of fiscal 2019, the Company entered into a three-year interest rate swap with a fixed interest rate of 3.250% and a notional amount of $100.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $32.2 mark-to-market gain on this swap for the six months ended March 31, 2021. In the second quarter of 2020, the Company entered into multiple three-year interest rate swaps with fixed interest rates ranging from 0.921% to 1.3105% for a total notional amount of $150.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $27.9 mark-to-market gain on these swaps for the six months ended March 31, 2021. In the second quarter of 2021, the Company entered into a three-year interest rate swap with a fixed interest rate of 2.12% for a total notional amount of $25.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $0.5 mark-to-market gain on these swaps for the six months ended March 31, 2021. As of March 31, 2021, the Company has recorded through other comprehensive income a cumulative mark-to-market net asset of $6.5 on open swaps.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2021, the Company had no off-balance-sheet financing arrangements other than surety bonds and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, environmental matters and regulatory matters, see Note 10, Commitments and Contingencies, and Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1 of Part I.

Item 1A. Risk Factors

There have been no material changes from the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2021 – January 31, 2021	—	$—	—	—
February 1, 2021 – February 28, 2021	209	62.35	—	—
March 1, 2021 – March 31, 2021	104	66.97	—	—
Total	313	63.89	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of March 31, 2021, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1*

Indenture (For Unsecured Debt Securities), dated as of February 16, 2021, between the Company and U.S. Bank National Association, as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on February 16, 2021.

4.2*

First Supplemental Indenture, dated as of February 16, 2021, between the Company and U.S. Bank National Association, as trustee; filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 16, 2021.

4.3*	Form of Series A 0.75% Remarketable Senior Note due 2026; included in Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.4*

Purchase Contract and Pledge Agreement, dated as of February 16, 2021, between the Company and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary; filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.

4.5*	Form of Remarketing Agreement; included in Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.6*	Form of Corporate Unit; included in Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.7*	Form of Treasury Unit; included in Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.
10.1*

Loan Agreement, dated March 23, 2021, by and among Spire Missouri Inc., as the Borrower, and five banks including U.S. Bank National Association, as the Administrative Agent; filed as Exhibit 10.1 to the Company and Spire Missouri’s Current Report on Form 8-K on March 23, 2021.

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
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

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

Spire Inc.

Date:	May 7, 2021	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	May 7, 2021	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	May 7, 2021	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)