Form 10-Q
period 2021-06-30
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2021-08-05
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of July 31, 2021, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	51,684,120
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

APSC	Alabama Public Service Commission	PGA	Purchased Gas Adjustment
ASC	Accounting Standards Codification	RSE	Rate Stabilization and Equalization
Company	Spire Inc.	SEC	U.S. Securities and Exchange Commission
Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	Spire	Spire Inc.
FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.
FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi
GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.
Gas Marketing	Segment including Spire Marketing, which is engaged in the non-regulated marketing of natural gas and related activities	Spire Marketing	Spire Marketing Inc.
Gas Utility	Segment including the regulated operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.
GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.
ISRS	Infrastructure System Replacement Surcharge	Spire STL Pipeline	Spire STL Pipeline LLC
MoPSC	Missouri Public Service Commission	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC
MSPSC	Mississippi Public Service Commission	U.S.	United States
O&M	Operation and maintenance expense	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri”) and Spire Alabama Inc. (“Spire Alabama”) — without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrants’ combined Form 10-K for the fiscal year ended September 30, 2020.

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Operating Revenues	$327.8	$321.1	$1,945.3	$1,603.5
Operating Expenses:
Natural gas	96.9	72.9	897.2	631.9
Operation and maintenance	112.0	124.9	342.6	347.2
Depreciation and amortization	53.1	50.1	155.4	146.8
Taxes, other than income taxes	32.6	31.1	126.6	122.7
Impairments	—	148.6	—	148.6
Total Operating Expenses	294.6	427.6	1,521.8	1,397.2
Operating Income (Loss)	33.2	(106.5)	423.5	206.3
Interest Expense, Net	26.9	26.4	78.4	80.3
Other (Expense) Income, Net	(1.0)	13.0	5.1	(0.8)
Income (Loss) Before Income Taxes	5.3	(119.9)	350.2	125.2
Income Tax (Benefit) Expense	—	(27.6)	68.6	16.9
Net Income (Loss)	5.3	(92.3)	281.6	108.3
Provision for preferred dividends	3.7	3.7	11.1	11.1
Income (loss) allocated to participating securities	0.1	(0.1)	0.5	0.2
Net Income (Loss) Available to Common Shareholders	$1.5	$(95.9)	$270.0	$97.0

Weighted Average Number of Common Shares Outstanding:
Basic	51.6	51.2	51.6	51.1
Diluted	51.7	51.2	51.7	51.2
Basic Earnings (Loss) Per Common Share	$0.03	$(1.87)	$5.24	$1.90
Diluted Earnings (Loss) Per Common Share	$0.03	$(1.87)	$5.23	$1.90

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net Income (Loss)	$5.3	$(92.3)	$281.6	$108.3
Other Comprehensive (Loss) Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(4.2)	1.4	56.5	(20.8)
Amounts reclassified into net income	(0.3)	(0.3)	(1.0)	(2.8)
Net (loss) gain on cash flow hedging derivative instruments	(4.5)	1.1	55.5	(23.6)
Net gain (loss) on defined benefit pension and other postretirement plans	0.1	—	0.3	(0.1)
Net unrealized loss on available for sale securities	—	—	(0.1)	—
Other Comprehensive (Loss) Income, Before Tax	(4.4)	1.1	55.7	(23.7)
Income Tax (Benefit) Expense Related to Items of Other Comprehensive Income	(1.0)	0.1	12.6	(5.4)
Other Comprehensive (Loss) Income, Net of Tax	(3.4)	1.0	43.1	(18.3)
Comprehensive Income (Loss)	$1.9	$(91.3)	$324.7	$90.0

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2021	2020	2020
ASSETS
Utility Plant	$7,110.2	$6,766.3	$6,472.2
Less: Accumulated depreciation and amortization	2,173.1	2,086.2	1,882.1
Net Utility Plant	4,937.1	4,680.1	4,590.1
Non-utility Property (net of accumulated depreciation and amortization of $28.8, $19.0 and $20.8 at June 30, 2021, September 30, 2020, and June 30, 2020, respectively)	463.6	432.3	420.1
Other Investments	76.4	71.7	70.6
Total Other Property and Investments	540.0	504.0	490.7
Current Assets:
Cash and cash equivalents	23.9	4.1	7.4
Accounts receivable:
Utility	342.6	131.8	153.2
Other	193.9	146.4	122.4
Allowance for credit losses	(34.5)	(24.9)	(27.5)
Delayed customer billings	13.2	10.0	10.5
Inventories:
Natural gas	179.9	154.3	110.5
Propane gas	8.7	10.7	10.7
Materials and supplies	27.8	26.5	27.4
Regulatory assets	65.1	69.5	70.2
Prepayments	42.4	29.2	42.2
Other	35.3	33.0	32.3
Total Current Assets	898.3	590.6	559.3
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,119.4	1,069.4	791.8
Other	226.9	225.5	219.1
Total Deferred Charges and Other Assets	2,517.9	2,466.5	2,182.5
Total Assets	$8,893.3	$8,241.2	$7,822.6

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2021	2020	2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at June 30, 2021, September 30, 2020, and June 30, 2020)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 51.7 million, 51.6 million, and 51.5 million shares issued and outstanding at June 30, 2021, September 30, 2020, and June 30, 2020, respectively)	51.7	51.6	51.5
Paid-in capital	1,513.9	1,549.2	1,539.9
Retained earnings	887.6	720.7	774.6
Accumulated other comprehensive gain (loss)	1.9	(41.2)	(49.6)
Total Shareholders' Equity	2,697.1	2,522.3	2,558.4
Temporary equity	9.3	3.4	4.1
Long-term debt (less current portion)	2,939.0	2,423.7	2,478.3
Total Capitalization	5,645.4	4,949.4	5,040.8
Current Liabilities:
Current portion of long-term debt	110.8	60.4	5.4
Notes payable	461.0	648.0	477.6
Accounts payable	294.3	243.3	200.8
Advance customer billings	13.8	45.3	22.4
Wages and compensation accrued	56.1	46.3	44.3
Customer deposits	29.1	30.6	35.4
Taxes accrued	68.1	71.4	61.0
Regulatory liabilities	46.8	113.0	58.8
Other	211.8	190.9	202.1
Total Current Liabilities	1,291.8	1,449.2	1,107.8
Deferred Credits and Other Liabilities:
Deferred income taxes	605.8	511.4	479.7
Pension and postretirement benefit costs	231.8	309.0	271.9
Asset retirement obligations	556.5	540.1	348.2
Regulatory liabilities	414.6	343.7	449.6
Other	147.4	138.4	124.6
Total Deferred Credits and Other Liabilities	1,956.1	1,842.6	1,674.0
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$8,893.3	$8,241.2	$7,822.6

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2021:
Balance at March 31, 2021	51,674,256	$51.7	$242.0	$1,512.2	$920.1	$5.3	$2,731.3
Net income	—	—	—	—	5.3	—	5.3
Dividend reinvestment plan	5,715	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	2.0	—	—	2.0
Stock issued under stock-based compensation plans	824	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(813)	—	—	(0.1)	—	—	(0.1)
Equity units issued	—	—	—	(0.6)	—	—	(0.6)
Temporary equity adjustment to redemption value	—	—	—	—	0.4	—	0.4
Dividends declared:
Common stock ($0.65 per share)	—	—	—	—	(34.5)	—	(34.5)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(3.4)	(3.4)
Balance at June 30, 2021	51,679,982	$51.7	$242.0	$1,513.9	$887.6	$1.9	$2,697.1

Nine Months Ended June 30, 2021:
Balance at September 30, 2020	51,611,789	$51.6	$242.0	$1,549.2	$720.7	$(41.2)	$2,522.3
Net income	—	—	—	—	281.6	—	281.6
Dividend reinvestment plan	18,260	—	—	1.1	—	—	1.1
Stock-based compensation costs	—	—	—	5.4	—	—	5.4
Stock issued under stock-based compensation plans	65,234	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(15,301)	—	—	(1.0)	—	—	(1.0)
Equity units issued	—	—	—	(40.7)	—	—	(40.7)
Temporary equity adjustment to redemption value	—	—	—	—	(1.7)	—	(1.7)
Dividends declared:
Common stock ($1.95 per share)	—	—	—	—	(101.9)	—	(101.9)
Preferred stock ($1.10625 per depositary share)	—	—	—	—	(11.1)	—	(11.1)
Other comprehensive income, net of tax	—	—	—	—	—	43.1	43.1
Balance at June 30, 2021	51,679,982	$51.7	$242.0	$1,513.9	$887.6	$1.9	$2,697.1

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2020:
Balance at March 31, 2020	51,229,061	$51.2	$242.0	$1,520.7	$902.3	$(50.6)	$2,665.6
Net loss	—	—	—	—	(92.3)	—	(92.3)
Common stock issued	208,474	0.2	—	14.9	—	—	15.1
Dividend reinvestment plan	40,968	0.1	—	3.0	—	—	3.1
Stock-based compensation costs	—	—	—	1.4	—	—	1.4
Stock issued under stock-based compensation plans	(230)	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(441)	—	—	(0.1)	—	—	(0.1)
Temporary equity adjustment to redemption value	—	—	—	—	0.6	—	0.6
Dividends declared:
Common stock ($0.6225 per share)	—	—	—	—	(32.3)	—	(32.3)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	1.0	1.0
Balance at June 30, 2020	51,477,832	$51.5	$242.0	$1,539.9	$774.6	$(49.6)	$2,558.4

Nine Months Ended June 30, 2020:
Balance at September 30, 2019	50,973,515	$51.0	$242.0	$1,505.8	$775.5	$(31.3)	$2,543.0
Net income	—	—	—	—	108.3	—	108.3
Common stock issued	321,232	0.3	—	24.3	—	—	24.6
Dividend reinvestment plan	114,851	0.1	—	8.6	—	—	8.7
Stock-based compensation costs	—	—	—	4.5	—	—	4.5
Stock issued under stock-based compensation plans	108,522	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(40,288)	—	—	(3.2)	—	—	(3.2)
Temporary equity adjustment to redemption value	—	—	—	—	1.7	—	1.7
Dividends declared:
Common stock ($1.8675 per share)	—	—	—	—	(96.1)	—	(96.1)
Preferred stock ($1.475 per depository share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive loss, net of tax	—	—	—	—	—	(18.3)	(18.3)
Balance at June 30, 2020	51,477,832	$51.5	$242.0	$1,539.9	$774.6	$(49.6)	$2,558.4

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2021	2020
Operating Activities:
Net Income	$281.6	$108.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155.4	146.8
Deferred income taxes and investment tax credits	68.4	17.0
Impairments	—	148.6
Changes in assets and liabilities:
Accounts receivable	(248.6)	41.5
Inventories	(22.4)	45.4
Regulatory assets and liabilities	(3.1)	67.5
Accounts payable	79.7	(72.3)
Delayed/advance customer billings, net	(34.8)	(16.4)
Taxes accrued	(3.3)	(8.9)
Other assets and liabilities	(61.7)	(28.8)
Other	9.5	5.1
Net cash provided by operating activities	220.7	453.8
Investing Activities:
Capital expenditures	(463.2)	(475.7)
Other	1.5	5.6
Net cash used in investing activities	(461.7)	(470.1)
Financing Activities:
Issuance of long-term debt	629.1	510.0
Repayment of long-term debt	(60.4)	(147.0)
Repayment of short-term debt, net	(187.0)	(265.6)
Issuance of common stock	0.6	33.2
Dividends paid on common stock	(99.6)	(95.7)
Dividends paid on preferred stock	(11.1)	(11.1)
Other	(10.8)	(5.9)
Net cash provided by financing activities	260.8	17.9
Net Increase in Cash and Cash Equivalents	19.8	1.6
Cash and Cash Equivalents at Beginning of Period	4.1	5.8
Cash and Cash Equivalents at End of Period	$23.9	$7.4

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(65.9)	$(63.9)
Income taxes	(0.4)	(2.6)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating Revenues	$192.1	$203.9	$1,338.5	$1,035.4
Operating Expenses:
Natural gas	55.6	68.9	754.6	478.3
Operation and maintenance	64.3	75.6	190.0	191.9
Depreciation and amortization	31.6	29.7	93.0	88.0
Taxes, other than income taxes	22.2	22.7	86.2	85.5
Total Operating Expenses	173.7	196.9	1,123.8	843.7
Operating Income	18.4	7.0	214.7	191.7
Interest Expense, Net	12.7	11.9	36.1	37.8
Other (Expense) Income, Net	(2.6)	11.8	0.9	(8.1)
Income Before Income Taxes	3.1	6.9	179.5	145.8
Income Tax Expense	—	0.4	26.7	16.8
Net Income	3.1	6.5	152.8	129.0
Other Comprehensive Income, Net of Tax	0.1	0.1	0.3	—
Comprehensive Income	$3.2	$6.6	$153.1	$129.0

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2021	2020	2020
ASSETS
Utility Plant	$4,173.9	$3,931.2	$3,865.3
Less: Accumulated depreciation and amortization	883.3	825.7	817.7
Net Utility Plant	3,290.6	3,105.5	3,047.6
Other Property and Investments	60.7	56.7	55.6
Current Assets:
Cash and cash equivalents	4.3	—	0.7
Accounts receivable:
Utility	290.8	92.5	109.6
Associated companies	38.4	2.7	1.1
Other	21.5	34.1	21.6
Allowance for credit losses	(27.4)	(18.1)	(19.0)
Delayed customer billings	9.9	2.4	6.6
Inventories:
Natural gas	133.3	95.1	68.3
Propane gas	8.7	10.7	10.7
Materials and supplies	15.4	15.6	16.2
Regulatory assets	36.6	32.1	29.5
Prepayments	28.4	20.7	27.3
Total Current Assets	559.9	287.8	272.6
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	583.8	548.7	531.9
Other	98.0	96.0	82.2
Total Deferred Charges and Other Assets	892.0	854.9	824.3
Total Assets	$4,803.2	$4,304.9	$4,200.1

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2021	2020	2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 shares issued and outstanding)	$765.1	$765.1	$765.1
Retained earnings	825.7	672.9	671.7
Accumulated other comprehensive loss	(2.6)	(2.9)	(2.4)
Total Shareholder's Equity	1,588.2	1,435.1	1,434.4
Long-term debt	1,338.6	1,092.0	1,091.9
Total Capitalization	2,926.8	2,527.1	2,526.3
Current Liabilities:
Notes payable	250.0	—	—
Notes payable – associated companies	217.5	301.2	218.3
Accounts payable	58.8	66.7	60.4
Accounts payable – associated companies	7.6	9.3	6.8
Advance customer billings	5.4	32.7	14.4
Wages and compensation accrued	36.6	33.3	30.4
Customer deposits	8.1	9.3	13.1
Taxes accrued	33.9	39.1	30.9
Regulatory liabilities	27.1	103.2	50.8
Other	43.6	39.9	33.5
Total Current Liabilities	688.6	634.7	458.6
Deferred Credits and Other Liabilities:
Deferred income taxes	475.7	434.7	398.6
Pension and postretirement benefit costs	155.3	217.2	206.4
Asset retirement obligations	158.1	153.4	178.9
Regulatory liabilities	342.8	274.8	378.9
Other	55.9	63.0	52.4
Total Deferred Credits and Other Liabilities	1,187.8	1,143.1	1,215.2
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$4,803.2	$4,304.9	$4,200.1

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2021:
Balance at March 31, 2021	24,577	$0.1	$765.0	$822.6	$(2.7)	$1,585.0
Net income	—	—	—	3.1	—	3.1
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at June 30, 2021	24,577	$0.1	$765.0	$825.7	$(2.6)	$1,588.2

Nine Months Ended June 30, 2021:
Balance at September 30, 2020	24,577	$0.1	$765.0	$672.9	$(2.9)	$1,435.1
Net income	—	—	—	152.8	—	152.8
Other comprehensive income, net of tax	—	—	—	—	0.3	0.3
Balance at June 30, 2021	24,577	$0.1	$765.0	$825.7	$(2.6)	$1,588.2

Three Months Ended June 30, 2020:
Balance at March 31, 2020	24,577	$0.1	$765.0	$676.5	$(2.5)	$1,439.1
Net income	—	—	—	6.5	—	6.5
Dividends declared	—	—	—	(11.3)	—	(11.3)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at June 30, 2020	24,577	$0.1	$765.0	$671.7	$(2.4)	$1,434.4

Nine Months Ended June 30, 2020:
Balance at September 30, 2019	24,577	$0.1	$765.0	$576.6	$(2.4)	$1,339.3
Net income	—	—	—	129.0	—	129.0
Dividends declared	—	—	—	(33.9)	—	(33.9)
Balance at June 30, 2020	24,577	$0.1	$765.0	$671.7	$(2.4)	$1,434.4

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2021	2020
Operating Activities:
Net Income	$152.8	$129.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	93.0	88.0
Deferred income taxes and investment tax credits	26.7	16.8
Changes in assets and liabilities:
Accounts receivable	(212.1)	(5.8)
Inventories	(36.0)	28.8
Regulatory assets and liabilities	(17.9)	57.9
Accounts payable	(1.1)	(1.0)
Delayed/advance customer billings, net	(34.8)	(8.7)
Taxes accrued	(5.2)	(5.5)
Other assets and liabilities	(95.8)	(13.3)
Other	0.5	0.5
Net cash (used in) provided by operating activities	(129.9)	286.7
Investing Activities:
Capital expenditures	(279.2)	(253.3)
Other	1.1	0.3
Net cash used in investing activities	(278.1)	(253.0)
Financing Activities:
Issuance of long-term debt	304.1	275.0
Repayment of long-term debt	(55.0)	(107.0)
Issuance of short-term debt, net	250.0	—
Repayments of borrowings from Spire, net	(83.7)	(168.1)
Dividends paid	—	(33.9)
Other	(3.1)	(1.6)
Net cash provided by (used in) financing activities	412.3	(35.6)
Net Increase (Decrease) in Cash and Cash Equivalents	4.3	(1.9)
Cash and Cash Equivalents at Beginning of Period	—	2.6
Cash and Cash Equivalents at End of Period	$4.3	$0.7

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(33.1)	$(32.6)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating Revenues	$93.3	$81.2	$429.5	$392.9
Operating Expenses:
Natural gas	24.1	17.3	129.0	103.7
Operation and maintenance	31.9	32.5	98.4	104.8
Depreciation and amortization	16.1	15.0	46.3	43.9
Taxes, other than income taxes	7.9	7.1	30.8	29.1
Total Operating Expenses	80.0	71.9	304.5	281.5
Operating Income	13.3	9.3	125.0	111.4
Interest Expense, Net	5.2	5.1	15.2	15.8
Other Income, Net	0.6	0.8	2.0	4.2
Income Before Income Taxes	8.7	5.0	111.8	99.8
Income Tax Expense	2.2	1.4	28.3	25.2
Net Income	$6.5	$3.6	$83.5	$74.6

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2021	2020	2020
ASSETS
Utility Plant	$2,569.1	$2,469.9	$2,244.8
Less: Accumulated depreciation and amortization	1,150.4	1,117.0	916.1
Net Utility Plant	1,418.7	1,352.9	1,328.7
Current Assets:
Cash and cash equivalents	9.5	—	—
Accounts receivable:
Utility	42.6	31.4	36.2
Associated companies	0.5	0.6	0.3
Other	5.6	5.8	8.1
Allowance for credit losses	(6.0)	(5.5)	(7.2)
Delayed customer billings	3.2	7.5	3.9
Inventories:
Natural gas	24.5	22.5	18.8
Materials and supplies	9.7	8.4	8.8
Regulatory assets	17.1	20.4	23.4
Prepayments	8.2	4.3	8.4
Other	—	0.2	0.1
Total Current Assets	114.9	95.6	100.8
Deferred Charges and Other Assets:
Regulatory assets	508.2	489.9	232.1
Deferred income taxes	30.9	59.3	56.1
Other	53.6	53.7	61.6
Total Deferred Charges and Other Assets	592.7	602.9	349.8
Total Assets	$2,126.3	$2,051.4	$1,779.3

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2021	2020	2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$328.9	$350.9	$350.9
Retained earnings	567.8	500.8	515.7
Total Shareholder's Equity	896.7	851.7	866.6
Long-term debt (less current portion)	571.2	471.8	471.8
Total Capitalization	1,467.9	1,323.5	1,338.4
Current Liabilities:
Current portion of long-term debt	50.0	—	—
Notes payable – associated companies	—	121.3	85.6
Accounts payable	34.8	43.7	36.3
Accounts payable – associated companies	4.5	4.2	4.2
Advance customer billings	7.2	11.5	7.2
Wages and compensation accrued	8.6	8.0	7.4
Customer deposits	18.4	18.7	19.4
Taxes accrued	27.8	28.0	26.6
Regulatory liabilities	15.5	3.9	2.5
Other	15.4	11.8	14.0
Total Current Liabilities	182.2	251.1	203.2
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	65.8	74.9	53.1
Asset retirement obligations	385.5	374.3	153.3
Regulatory liabilities	17.5	18.5	20.9
Other	7.4	9.1	10.4
Total Deferred Credits and Other Liabilities	476.2	476.8	237.7
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$2,126.3	$2,051.4	$1,779.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended June 30, 2021:
Balance at March 31, 2021	1,972,052	$—	$328.9	$566.8	$895.7
Net income	—	—	—	6.5	6.5
Dividends declared	—	—	—	(5.5)	(5.5)
Balance at June 30, 2021	1,972,052	$—	$328.9	$567.8	$896.7

Nine Months Ended June 30, 2021:
Balance at September 30, 2020	1,972,052	$—	$350.9	$500.8	$851.7
Net income	—	—	—	83.5	83.5
Return of capital to Spire	—	—	(22.0)	—	(22.0)
Dividends declared	—	—	—	(16.5)	(16.5)
Balance at June 30, 2021	1,972,052	$—	$328.9	$567.8	$896.7

Three Months Ended June 30, 2020:
Balance at March 31, 2020	1,972,052	$—	$350.9	$518.1	$869.0
Net income	—	—	—	3.6	3.6
Dividends declared	—	—	—	(6.0)	(6.0)
Balance at June 30, 2020	1,972,052	$—	$350.9	$515.7	$866.6

Nine Months Ended June 30, 2020:
Balance at September 30, 2019	1,972,052	$—	$370.9	$459.1	$830.0
Net income	—	—	—	74.6	74.6
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Dividends declared	—	—	—	(18.0)	(18.0)
Balance at June 30, 2020	1,972,052	$—	$350.9	$515.7	$866.6

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2021	2020
Operating Activities:
Net Income	$83.5	$74.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.3	43.9
Deferred income taxes and investment tax credits	28.3	25.2
Changes in assets and liabilities:
Accounts receivable	(10.4)	2.3
Inventories	(3.3)	15.3
Regulatory assets and liabilities	7.1	6.7
Accounts payable	1.9	(19.8)
Delayed/advance customer billings	(0.1)	(7.3)
Taxes accrued	(0.2)	(0.7)
Other assets and liabilities	(8.2)	(8.6)
Other	0.2	0.1
Net cash provided by operating activities	145.1	131.7
Investing Activities:
Capital expenditures	(125.5)	(111.5)
Other	0.6	1.4
Net cash used in investing activities	(124.9)	(110.1)
Financing Activities:
Issuance of long-term debt	150.0	100.0
Repayment of long-term debt	—	(40.0)
Repayments of borrowings from Spire, net	(121.3)	(43.1)
Return of capital to Spire	(22.0)	(20.0)
Dividends paid	(16.5)	(18.0)
Other	(0.9)	(0.5)
Net cash used in financing activities	(10.7)	(21.6)
Net Increase in Cash and Cash Equivalents	9.5	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$9.5	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(13.2)	$(14.1)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE INC., SPIRE MISSOURI INC. AND SPIRE ALABAMA INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in millions, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – These notes are an integral part of the accompanying unaudited financial statements of Spire Inc. (“Spire” or the “Company”) presented on a consolidated basis, Spire Missouri Inc. (“Spire Missouri”) and Spire Alabama Inc. (“Spire Alabama”). Spire Missouri, Spire Alabama and Spire EnergySouth Inc. (“Spire EnergySouth”) are wholly owned subsidiaries of Spire. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth (Spire Gulf Inc. and Spire Mississippi Inc.) are collectively referred to as the “Utilities.”

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Spire Missouri
Purchases of natural gas from Spire Marketing Inc.	$9.2	$10.9	$77.5	$43.7
Transportation services received from Spire STL Pipeline LLC	7.9	8.0	23.9	19.8
Sales of natural gas to Spire Marketing Inc.	—	—	1.1	—
Transportation services received from Spire NGL Inc.	—	0.3	0.5	0.8
Spire Alabama
Purchases of natural gas from Spire Marketing Inc.	$—	$0.8	$10.6	$5.1
Sales of natural gas to Spire Marketing Inc.	—	0.3	0.1	0.3

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	June 30,	September 30,	June 30,
	2021	2020	2020
Spire	$41.5	$67.6	$54.4
Spire Missouri	27.6	34.3	28.9
Spire Alabama	6.7	17.0	14.4

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Accounts receivable are written off when they are deemed to be uncollectible. An allowance for expected credit losses is estimated and updated based on relevant data and trends such as accounts receivable aging, historical write-off experience, current write-off trends, economic conditions, and the impact of weather and availability of customer payment assistance on collection trends. For the Utilities, net write-offs as a percentage of revenue has historically been the best predictor of base net write-off experience over time. Management judgment is applied in the development of the allowance due to the complexity of variables and subjective nature of certain relevant factors. For June 30, 2021, and September 30, 2020, the estimates for expected credit losses were increased as a result of considerations related to the outbreak of the novel coronavirus (COVID-19), including trends from previous economic downturns, the effects of moratoriums on gas service cutoffs, and the effects of slower-than-normal disconnection activity in general, offset by the amount subject to specific recovery under Missouri’s deferral order (see Note 4, Regulatory Matters). The accounts receivable of Spire’s non-utility businesses are evaluated separately from those of the Utilities. The allowance for credit losses for those other businesses is based on a continuous evaluation of the individual counterparty risk and is not significant for the periods presented. Activity in the allowance for credit losses for the three and nine months ended June 30, 2021, is shown in the following table.

	Three Months Ended June 30, 2021			Nine Months Ended June 30, 2021
		Spire	Spire		Spire	Spire
	Spire	Missouri	Alabama	Spire	Missouri	Alabama
Allowance at beginning of period	$34.4	$26.6	$6.5	$24.9	$18.1	$5.5
Provision for expected credit losses	1.9	1.8	0.1	12.6	10.8	1.4
Write-offs, net of recoveries	(1.8)	(1.0)	(0.6)	(3.0)	(1.5)	(0.9)
Allowance at end of period	$34.5	$27.4	$6.0	$34.5	$27.4	$6.0

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

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Spire
Gas Utility:
Residential	$200.4	$208.1	$1,087.9	$1,048.4
Commercial & industrial	63.6	57.5	535.8	336.8
Transportation	28.7	26.1	95.1	89.6
Off-system & other incentive	7.2	9.3	147.1	28.0
Other customer revenue	3.9	5.0	(5.8)	10.6
Total revenue from contracts with customers	303.8	306.0	1,860.1	1,513.4
Changes in accrued revenue under alternative revenue programs	2.9	—	(2.1)	2.3
Total Gas Utility operating revenues	306.7	306.0	1,858.0	1,515.7
Gas Marketing	15.1	11.6	73.3	77.2
Other	17.8	15.4	50.1	41.2
Total before eliminations	339.6	333.0	1,981.4	1,634.1
Intersegment eliminations (see Note 9, Information by Operating Segment)	(11.8)	(11.9)	(36.1)	(30.6)
Total Operating Revenues	$327.8	$321.1	$1,945.3	$1,603.5

Spire Missouri
Residential	$144.4	$153.2	$772.8	$760.2
Commercial & industrial	35.0	35.9	408.9	215.9
Transportation	7.4	7.4	26.3	26.1
Off-system & other incentive	4.5	7.6	140.4	26.3
Other customer revenue	2.0	3.2	(12.6)	4.6
Total revenue from contracts with customers	193.3	207.3	1,335.8	1,033.1
Changes in accrued revenue under alternative revenue programs	(1.2)	(3.4)	2.7	2.3
Total Operating Revenues	$192.1	$203.9	$1,338.5	$1,035.4

Spire Alabama
Residential	$45.6	$44.7	$259.6	$239.5
Commercial & industrial	21.3	17.1	98.8	94.6
Transportation	18.7	16.2	60.9	55.7
Off-system & other incentive	2.8	1.7	6.7	1.7
Other customer revenue	1.2	0.4	3.2	3.7
Total revenue from contracts with customers	89.6	80.1	429.2	395.2
Changes in accrued revenue under alternative revenue programs	3.7	1.1	0.3	(2.3)
Total Operating Revenues	$93.3	$81.2	$429.5	$392.9

As discussed in Note 4, Regulatory Matters, Spire Missouri recorded a $25.0 revenue adjustment related to “Off-system and other incentive” sales during February 2021, resulting in negative “Other customer revenue” for the nine months ended June 30, 2021.

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Spire	$17.9	$17.2	$81.8	$79.7
Spire Missouri	12.3	12.1	56.1	55.5
Spire Alabama	4.7	4.2	21.8	20.3

3. EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Basic Earnings Per Common Share:
Net Income (Loss)	$5.3	$(92.3)	$281.6	$108.3
Less: Provision for preferred dividends	3.7	3.7	11.1	11.1
Income (loss) allocated to participating securities	0.1	(0.1)	0.5	0.2
Income (Loss) Available to Common Shareholders	$1.5	$(95.9)	$270.0	$97.0
Weighted Average Common Shares Outstanding (in millions)	51.6	51.2	51.6	51.1
Basic Earnings (Loss) Per Common Share	$0.03	$(1.87)	$5.24	$1.90

Diluted Earnings Per Common Share:
Net Income (Loss)	$5.3	$(92.3)	$281.6	$108.3
Less: Provision for preferred dividends	3.7	3.7	11.1	11.1
Income (loss) allocated to participating securities	0.1	(0.1)	0.5	0.2
Income (Loss) Available to Common Shareholders	$1.5	$(95.9)	$270.0	$97.0
Weighted Average Common Shares Outstanding (in millions)	51.6	51.2	51.6	51.1
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.1	—	0.1	0.1
Weighted Average Diluted Common Shares (in millions)	51.7	51.2	51.7	51.2
Diluted Earnings (Loss) Per Common Share	$0.03	$(1.87)	$5.23	$1.90

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.1	0.1	0.1	0.1

4. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of June 30, 2021, September 30, 2020, and June 30, 2020.

	June 30,	September 30,	June 30,
Spire	2021	2020	2020
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$31.0	$30.6	$30.1
Unamortized purchased gas adjustments	0.5	5.5	9.6
Other	33.6	33.4	30.5
Total Current Regulatory Assets	65.1	69.5	70.2
Noncurrent:
Pension and postretirement benefit costs	377.3	439.3	415.3
Cost of removal	449.1	395.6	160.4
Future income taxes due from customers	130.2	123.5	120.7
Energy efficiency	45.6	39.6	38.2
Unamortized purchased gas adjustments	43.9	12.1	—
Other	73.3	59.3	57.2
Total Noncurrent Regulatory Assets	1,119.4	1,069.4	791.8
Total Regulatory Assets	$1,184.5	$1,138.9	$862.0
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$5.8	$5.8	$5.8
Unamortized purchased gas adjustments	23.0	73.1	21.1
Other	18.0	34.1	31.9
Total Current Regulatory Liabilities	46.8	113.0	58.8
Noncurrent:
Deferred taxes due to customers	130.4	138.8	156.4
Pension and postretirement benefit costs	176.7	157.6	157.6
Accrued cost of removal	29.1	28.6	26.4
Unamortized purchased gas adjustments	42.2	4.4	79.9
Other	36.2	14.3	29.3
Total Noncurrent Regulatory Liabilities	414.6	343.7	449.6
Total Regulatory Liabilities	$461.4	$456.7	$508.4

	June 30,	September 30,	June 30,
Spire Missouri	2021	2020	2020
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$21.9	$21.9	$21.9
Unamortized purchased gas adjustments	—	—	0.1
Other	14.7	10.2	7.5
Total Current Regulatory Assets	36.6	32.1	29.5
Noncurrent:
Future income taxes due from customers	121.5	114.6	111.8
Pension and postretirement benefit costs	287.3	332.6	340.6
Energy efficiency	45.6	39.6	38.2
Unamortized purchased gas adjustments	43.9	12.1	—
Cost of removal	29.4	7.1	1.3
Other	56.1	42.7	40.0
Total Noncurrent Regulatory Assets	583.8	548.7	531.9
Total Regulatory Assets	$620.4	$580.8	$561.4
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$3.6	$3.6	$3.6
Unamortized purchased gas adjustments	9.0	72.3	20.0
Other	14.5	27.3	27.2
Total Current Regulatory Liabilities	27.1	103.2	50.8
Noncurrent:
Deferred taxes due to customers	113.0	121.4	139.0
Pension and postretirement benefit costs	157.0	140.4	136.4
Unamortized purchased gas adjustments	42.2	4.4	79.9
Other	30.6	8.6	23.6
Total Noncurrent Regulatory Liabilities	342.8	274.8	378.9
Total Regulatory Liabilities	$369.9	$378.0	$429.7

	June 30,	September 30,	June 30,
Spire Alabama	2021	2020	2020
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$8.2	$7.7	$7.2
Unamortized purchased gas adjustments	—	5.5	9.5
Other	8.9	7.2	6.7
Total Current Regulatory Assets	17.1	20.4	23.4
Noncurrent:
Pension and postretirement benefit costs	85.1	98.2	69.9
Cost of removal	419.7	388.6	159.1
Future income taxes due from customers	2.2	2.2	2.2
Other	1.2	0.9	0.9
Total Noncurrent Regulatory Assets	508.2	489.9	232.1
Total Regulatory Assets	$525.3	$510.3	$255.5
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$2.2	$2.2	$2.2
Unamortized purchased gas adjustments	13.1	—	—
Other	0.2	1.7	0.3
Total Current Regulatory Liabilities	15.5	3.9	2.5
Noncurrent:
Pension and postretirement benefit costs	13.9	14.8	17.2
Other	3.6	3.7	3.7
Total Noncurrent Regulatory Liabilities	17.5	18.5	20.9
Total Regulatory Liabilities	$33.0	$22.4	$23.4

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	June 30,	September 30,	June 30,
	2021	2020	2020
Spire
Pension and postretirement benefit costs	$194.4	$232.3	$234.7
Future income taxes due from customers	128.0	121.3	118.4
Other	130.5	12.9	13.2
Total Regulatory Assets Not Earning a Return	$452.9	$366.5	$366.3

Spire Missouri
Pension and postretirement benefit costs	$194.4	$232.3	$234.7
Future income taxes due from customers	121.5	114.6	111.8
Other	130.5	12.9	13.2
Total Regulatory Assets Not Earning a Return	$446.4	$359.8	$359.7

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

On March 7, 2018, the MoPSC issued its order in two general rate cases (docketed as GR-2017-0215 and GR-2017-0216), approving new tariffs that became effective on April 19, 2018. Certain provisions of the order allowed less future recovery of certain deferred or capitalized costs than estimated based upon previous rate proceedings, and management determined that the related regulatory assets should be written down or off in connection with the preparation of the financial statements for the second quarter of 2018. Spire Missouri filed an appeal of portions of the MoPSC’s order, including the disallowance of certain pension costs. On February 9, 2021, the Missouri Supreme Court issued its decision, reversing the MoPSC’s order with respect to certain pension costs and affirming the MoPSC’s order in all other respects. The case was remanded back to the MoPSC with directions that $9.0 in pension assets that accrued between 1994 and 1996 be added to the Company’s prepaid pension asset. Based on the court’s decision, the Company increased its noncurrent regulatory asset for “Pension and postretirement benefit costs” and reduced operation and maintenance expense for the three months ended March 31, 2021. Like the original write-down in 2018, this adjustment is excluded for the net economic earnings financial measure. Spire Missouri and MoPSC Staff agreed that the remand issue should be considered as part of Spire Missouri’s ongoing general rate case, and on July 14, 2021, the MoPSC entered an order approving that procedural treatment.

In the first half of fiscal 2020, provisions totaling $4.8 were recorded to Spire Missouri’s regulatory liability for Infrastructure System Replacement Surcharge (ISRS) revenues related to disputed ISRS filings. The after-tax impact of these provisions reduced net income for the nine months ended June 30, 2020, by $3.7, which was excluded for the net economic earnings financial measure. As previously disclosed, these matters were settled by the end of fiscal 2020, and these provisions were adjusted during the third quarter, resulting in no net economic earnings adjustment for the nine months ended June 30, 2020.

In September 2020, Spire Missouri, the MoPSC staff and the OPC reached a Unanimous Stipulation and Agreement regarding Spire Missouri’s request for an Accounting Authority Order (AAO) pertaining to certain costs and lost customer fee revenue related to the COVID-19 pandemic. In October 2020, the MoPSC issued an order approving that agreement and granting an AAO effective through March 31, 2021. Accordingly, Spire Missouri has recorded a net regulatory asset of $2.9 as of June 30, 2021, and $3.8 as of September 30, 2020, related to the deferral of applicable costs and has tracked lost customer fee revenue. All ratemaking treatment of the deferrals and any revenue recoveries is reserved for consideration in Spire Missouri’s ongoing general rate case.

On December 11, 2020, Spire Missouri filed a general rate case with the MoPSC that includes new proposed rates for its service areas. The case proposes an increase in base rates, reflecting recovery of system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution systems as well as to support enhancements to customer service. The request, if approved, represents a net base rate increase of $64.2. Spire Missouri is already recovering $47.3 from customers through the ISRS, resulting in a total base rate increase request of $111.5. The ISRS cap would then be reset in order to continue the timely recovery of the investment in pipeline upgrades. The proposed rates are calculated on a filed rate base of $2,780 based on the end of fiscal year 2020, reflecting the significant investment made in infrastructure upgrades and other systems. The filing assumes a common equity ratio of 54.25% and a 9.95% return on equity. Direct, rebuttal, and sur-rebuttal testimony of all parties has been filed, and local public hearings have concluded. On July 30, Spire Missouri, the Staff of the MoPSC and the other parties to the case filed a unanimous Stipulation and Agreement settling nearly 40 issues. Among the key items addressed in the settlement are recovery of deferred COVID-19 costs and the combining of the ISRS revenue caps for Spire Missouri’s east and west service areas into one. Evidentiary hearings began on August 2, with a post-hearing briefing to be conducted in September 2021. True-up direct testimony is due August 6, 2021, and management anticipates that certain measures, such as rate base, capital structure and operating costs will be updated with data through May 31, 2021. In accordance with Missouri law, the MoPSC has up to 11 months from our filing date to consider this filing.

In mid-February 2021, the central U.S. experienced a period of unusually severe cold weather, and Spire Missouri implemented an Operational Flow Order (OFO) to preserve the integrity of its distribution system. During this time, Spire Missouri was required to purchase additional natural gas supply, both to ensure adequate supply for its firm utility customers, and to cover the shortfall created when third-party marketers failed to deliver natural gas supply to its city gates on behalf of their customers. In accordance with its tariffs, Spire Missouri invoiced the cost of gas and associated penalties totaling $195.8 to non-compliant marketers pursuant to the MoPSC-approved OFO tariff. Recoveries collected, including $3.2 collected to date, will be an offset to cost of natural gas for firm utility customers through the Purchased Gas Adjustment (PGA) and Actual Cost Adjustment. The three largest counterparties did not remit payment when due, so Spire Missouri filed suit against them in federal court to recover the invoiced amounts. Those suits remain pending. Some marketers have filed complaints with the MoPSC requesting review of the transactions between them and Spire; at this time, the Company has no reason to believe the MoPSC will not follow the tariff and has determined collection is probable. Evidentiary hearings of those complaints are scheduled for January through March 2022. The MoPSC has also opened a working case to investigate the effects of the February cold weather event on all Missouri utilities. Spire Missouri is not subject to any upstream OFO penalties on any interstate pipelines.

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

Spire Missouri’s net deferred gas costs and average inventory cost in the second quarter of fiscal 2021 increased by approximately $110 primarily due to the February weather event, including projected offsets of off-system sales and tariff-based OFO penalties.

In August 2018, the Federal Energy Regulatory Commission (FERC) approved an order issuing a Certificate of Public Convenience and Necessity for the Spire STL Pipeline (“August 2018 Order”), and in November 2018, the FERC issued a Notice to Proceed, allowing construction to begin. In November 2019, Spire STL Pipeline received FERC authorization to place the pipeline into service. Also, in November 2019, the FERC issued an Order on Rehearing of the August 2018 Order dismissing or denying the outstanding requests for rehearing filed by several parties, dismissing the request for stay filed by one party, and noting the withdrawal of the request for rehearing by another party. On January 21, 2020, two of the rehearing parties filed petitions for review of the FERC’s orders with the U.S. Court of Appeals for the District of Columbia Circuit. On June 22, 2021, that court issued an order vacating the Certificate of Public Convenience and Necessity and remanding the matter back to the FERC for further action. The vacatur mandate, however, does not take effect until after the expiration (or denial) of the court’s opportunity to reconsider its decision. Spire STL Pipeline and Spire Missouri, as the foundation shipper, will each continue to pursue all legal and regulatory avenues to ensure access to reliable, affordable and safe delivery of energy for eastern Missouri. Spire STL Pipeline filed on July 26 with the FERC for a Temporary Emergency Certificate and expects to file on August 5 a request for rehearing with the DC Circuit panel and a concurrent en banc request asking for the vacatur to be lifted while the FERC addresses the certificate on remand. While there is no impairment at this time, if Spire STL Pipeline is taken out of service, the Company’s financial condition and results of operations may be adversely impacted by impairment of Spire STL Pipeline’s assets, currently carried at over $270, and other effects. If Spire Missouri is unable to obtain sufficient pipeline capacity to meet its customers’ annual and seasonal natural gas demands, Spire Missouri’s financial condition and results of operations may be adversely impacted.

On October 9, 2020, Spire Storage West LLC (“Spire Storage”) filed with the FERC an Abbreviated Application for an Amendment of Certificate of Public Convenience and Necessity, Reaffirmation of Market-Based Rate Authority, and Related Authorizations pursuant to Section 7(c) of the Natural Gas Act. The application, which requests authorization to expand capacity and increase pipeline connectivity at certain of Spire Storage’s natural gas storage facilities in Wyoming, remains pending.

5. FINANCING

Short-term

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring October 31, 2023. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri, and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment, with commitments fees applied for each borrower relative to its credit rating. Spire may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on June 30, 2021, total debt was less than 60% of total capitalization for each borrower.

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

Information about Spire’s consolidated short-term borrowings and about Spire Missouri’s and Spire Alabama’s borrowings from Spire is presented in the following table. As of June 30, 2021, all of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire (Parent Only)			Spire Missouri			Spire Alabama		Spire
	Credit	Term	CP	Credit	Term	Spire	Credit	Spire	Consol-
	Facility	Loan	Program	Facility	Loan	Note	Facility	Note	idated
Nine Months Ended June 30, 2021
Weighted average borrowings	$—	$42.3	$500.1	$—	$90.7	$333.1	$—	$39.7	$633.1
Lowest borrowings outstanding	—	—	140.0	—	—	95.3	—	—	390.0
Highest borrowings outstanding	—	150.0	775.0	—	250.0	441.9	—	152.2	850.5
Weighted average interest rate	n/a	1.1%	0.3%	n/a	0.8%	0.2%	n/a	0.2%	0.4%
As of June 30, 2021
Borrowings outstanding	$—	$—	$211.0	$—	$250.0	$217.5	$—	$—	$461.0
Weighted average interest rate	n/a	n/a	0.2%	n/a	0.7%	0.2%	n/a	n/a	0.5%
As of September 30, 2020
Borrowings outstanding	$—	$150.0	$498.0	$—	$—	$301.2	$—	$121.3	$648.0
Weighted average interest rate	n/a	1.1%	0.2%	n/a	n/a	0.2%	n/a	0.2%	0.6%
As of June 30, 2020
Borrowings outstanding	$—	$150.0	$327.6	$—	$—	$218.3	$—	$85.6	$477.6
Weighted average interest rate	n/a	1.2%	0.5%	n/a	n/a	0.5%	n/a	0.5%	0.9%

Long-term Debt

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of June 30, 2021, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Spire	$1.1	$1.2	$3.1	$4.8
Spire Missouri	—	0.2	0.1	0.8
Spire Alabama	0.8	0.4	2.1	1.4

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

On May 20, 2021, pursuant to its registration statement on Form S-3 filed with the SEC, Spire Missouri issued $305.0 of 3.30% first mortgage bonds due June 1, 2051, secured equally with all its other first mortgage bonds. Interest is payable semi-annually. Spire Missouri used the proceeds to redeem $55.0 principal amount of 3.00% first mortgage bonds due March 15, 2023, and to repay short-term debt.

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

The Company makes quarterly interest payments on the RSNs at the rate of 0.75% per year and quarterly contract adjustment payments on the stock purchase contracts at the rate of 6.75%. The RSNs and the contract adjustment payments are structurally subordinated to all liabilities of Spire’s subsidiaries.

At issuance, the Company recorded the $35.0 present value of the stock purchase contract payments as a liability (reflected in “Other” current and noncurrent liabilities on the balance sheet) offset by a charge to additional paid-in capital in equity. This noncash financing activity has been excluded from the statement of cash flows. Interest payments on the RSNs are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. In calculating diluted EPS, the Company applies the treasury stock method to the Corporate Units. These securities have not had an effect on diluted EPS.

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of June 30, 2021, September 30, 2020, and June 30, 2020.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of June 30, 2021
Cash and cash equivalents	$23.9	$23.9	$23.9	$—
Notes payable	461.0	461.0	—	461.0
Long-term debt, including current portion	3,049.8	3,440.2	—	3,440.2
As of September 30, 2020
Cash and cash equivalents	$4.1	$4.1	$4.1	$—
Notes payable	648.0	648.0	—	648.0
Long-term debt, including current portion	2,484.1	2,908.6	—	2,908.6
As of June 30, 2020
Cash and cash equivalents	$7.4	$7.4	$7.4	$—
Notes payable	477.6	477.6	—	477.6
Long-term debt, including current portion	2,483.7	2,875.5	—	2,875.5

Spire Missouri
As of June 30, 2021
Cash and cash equivalents	$4.3	$4.3	$4.3	$—
Notes payable	250.0	250.0	—	250.0
Notes payable – associated companies	217.5	217.5	—	217.5
Long-term debt	1,338.6	1,548.8	—	1,548.8
As of September 30, 2020
Notes payable – associated companies	$301.2	$301.2	$—	$301.2
Long-term debt	1,092.0	1,313.5	—	1,313.5
As of June 30, 2020
Cash and cash equivalents	$0.7	$0.7	$0.7	$—
Notes payable – associated companies	218.3	218.3	—	218.3
Long-term debt	1,091.9	1,303.2	—	1,303.2

Spire Alabama
As of June 30, 2021
Cash and cash equivalents	$9.5	$9.5	$9.5	$—
Long-term debt, including current portion	621.2	710.5	—	710.5
As of September 30, 2020
Notes payable – associated companies	$121.3	$121.3	$—	$121.3
Long-term debt	471.8	576.9	—	576.9
As of June 30, 2020
Notes payable – associated companies	$85.6	$85.6	$—	$85.6
Long-term debt	471.8	572.3	—	572.3

7. FAIR VALUE MEASUREMENTS

The information presented below categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of June 30, 2021, and those Level 3 balances at September 30, 2020, and June 30, 2020, consisted of gas commodity contracts. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2021
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.3	$—	$—	$—	$24.3
NYMEX/ICE natural gas contracts	25.3	—	—	(25.3)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	47.5	—	(47.5)	—
Natural gas commodity contracts	—	20.2	—	—	20.2
Other:
U.S. stock/bond mutual funds	21.5	—	—	—	21.5
Interest rate swaps	—	9.0	—	(5.5)	3.5
Total	$71.1	$76.7	$—	$(78.3)	$69.5
LIABILITIES
Gas Marketing:
NYMEX/ICE natural gas contracts	$—	$18.8	$—	$(16.0)	$2.8
Natural gas commodity contracts	—	57.8	—	—	57.8
Other:
Interest rate swaps	—	6.7	—	(5.5)	1.2
Total	$—	$83.3	$—	$(21.5)	$61.8

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2020
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$21.9	$—	$—	$—	$21.9
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	27.7	—	(25.4)	2.3
Natural gas commodity contracts	—	14.5	0.4	—	14.9
Other:
U.S. stock/bond mutual funds	18.6	—	—	—	18.6
Total	$47.1	$42.2	$0.4	$(32.0)	$57.7
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.7	21.4	—	(22.1)	—
Natural gas commodity contracts	—	22.3	—	—	22.3
Other:
Interest rate swaps	—	54.2	—	—	54.2
Total	$1.6	$97.9	$—	$(23.0)	$76.5

As of June 30, 2020
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.8	$—	$—	$—	$20.8
NYMEX/ICE natural gas contracts	1.8	—	—	(1.8)	—
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	20.1	—	(16.4)	3.7
Natural gas commodity contracts	—	17.5	1.0	(6.4)	12.1
Other:
U.S. stock/bond mutual funds	19.2	—	—	—	19.2
Total	$42.1	$37.6	$1.0	$(24.9)	$55.8
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$7.2	$—	$—	$(7.2)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.3	16.1	—	(16.4)	—
Natural gas commodity contracts	—	16.7	—	(6.4)	10.3
Other:
Interest rate swaps	—	66.1	—	—	66.1
Total	$7.5	$98.9	$—	$(30.0)	$76.4

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2021
ASSETS
U.S. stock/bond mutual funds	$24.3	$—	$—	$—	$24.3
NYMEX/ICE natural gas contracts	25.3	—	—	(25.3)	—
Total	$49.6	$—	$—	$(25.3)	$24.3

As of September 30, 2020
ASSETS
U.S. stock/bond mutual funds	$21.9	$—	$—	$—	$21.9
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$28.5	$—	$—	$(6.6)	$21.9
LIABILITIES
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—

As of June 30, 2020
ASSETS
U.S. stock/bond mutual funds	$20.8	$—	$—	$—	$20.8
NYMEX/ICE natural gas contracts	1.8	—	—	(1.8)	—
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$22.9	$—	$—	$(2.1)	$20.8
LIABILITIES
NYMEX/ICE natural gas contracts	$7.2	$—	$—	$(7.2)	$—

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Spire
Service cost – benefits earned during the period	$5.5	$5.7	$16.4	$16.8
Interest cost on projected benefit obligation	5.5	5.5	15.3	17.2
Expected return on plan assets	(8.5)	(8.5)	(23.6)	(26.7)
Amortization of prior service credit	(0.9)	(0.6)	(2.4)	(1.8)
Amortization of actuarial loss	3.8	3.3	11.6	10.9
Loss on lump-sum settlements	11.2	2.3	15.0	23.3
Subtotal	16.6	7.7	32.3	39.7
Regulatory adjustment	1.3	7.4	19.9	5.7
Net pension cost	$17.9	$15.1	$52.2	$45.4

Spire Missouri
Service cost – benefits earned during the period	$3.9	$4.0	$11.7	$11.7
Interest cost on projected benefit obligation	3.5	3.8	10.5	12.0
Expected return on plan assets	(5.7)	(5.9)	(16.9)	(18.8)
Amortization of prior service (credit) cost	(0.2)	—	(0.5)	0.1
Amortization of actuarial loss	2.8	2.6	8.5	8.6
Loss on lump-sum settlements	9.1	2.3	9.1	23.3
Subtotal	13.4	6.8	22.4	36.9
Regulatory adjustment	(1.4)	5.4	13.7	(0.1)
Net pension cost	$12.0	$12.2	$36.1	$36.8

Spire Alabama
Service cost – benefits earned during the period	$1.3	$1.6	$4.2	$4.6
Interest cost on projected benefit obligation	1.1	1.2	3.5	3.7
Expected return on plan assets	(1.4)	(1.7)	(4.5)	(5.2)
Amortization of prior service credit	(0.6)	(0.6)	(1.8)	(1.8)
Amortization of actuarial loss	1.0	0.7	3.1	2.3
Loss on lump-sum settlements	2.1	—	5.9	—
Subtotal	3.5	1.2	10.4	3.6
Regulatory adjustment	2.5	1.7	5.6	5.1
Net pension cost	$6.0	$2.9	$16.0	$8.7

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three months ended June 30, 2021, two Missouri plans and one Alabama plan met the criteria for settlement recognition. The lump-sum settlement resulted in losses of $9.1 for the Missouri plans and $2.1 for the Alabama plan. The lump-sum payments recognized as settlements for the remeasurement were $36.8 for the Missouri plans and $7.6 for the Alabama plan. For the remeasurement, the discount rates for the Missouri plans were updated to 3.15% from 2.85% at September 30, 2020 for the first plan, and to 3.10% from 2.75% at September 30, 2020 for the second plan. For the remeasurement, the discount rate for the Alabama plan was updated to 3.25% from 3.2% at March 31, 2021. The Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan — in this case, 11.7 years. In the quarter ended March 31, 2021, one Alabama plan met the criteria for settlement recognition. The lump-sum settlement resulted in a loss of $3.8. For the remeasurement, the discount rate for the Alabama plan was updated to 3.2% from 2.95% at September 30, 2020. The Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan — in this case, 11.4 years. Therefore, no lump sum settlement expenses were recorded in the periods ended June 30, 2021 and March 31, 2021. In the quarter ended March 31, 2020, two Spire Missouri plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $59.1. The lump-sum settlement resulted in a loss of $21.0. In the quarter ended June 30, 2020, two Spire Missouri plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $6.0. The lump-sum settlement resulted in a loss of $2.3. For the remeasurements, the discount rates for the Missouri plans were updated to 3.0% from 3.2% at September 30, 2019.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2021 contributions to Spire Missouri’s pension plans through June 30, 2021 were $36.9 to the qualified trusts and none to non-qualified plans. There were $7.2 of fiscal 2021 contributions to the Spire Alabama pension plans through June 30, 2021.

Contributions to the qualified trusts of Spire Missouri’s pension plans for the remainder of fiscal 2021 are anticipated to be $4.7. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2021 are anticipated to be $2.7.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Spire
Service cost – benefits earned during the period	$1.7	$1.5	$5.4	$4.4
Interest cost on accumulated postretirement benefit obligation	1.4	1.5	4.4	4.6
Expected return on plan assets	(4.0)	(4.1)	(12.1)	(12.3)
Amortization of prior service cost (credit)	0.3	(0.1)	0.8	(0.4)
Amortization of actuarial gain	(0.4)	(0.6)	(1.2)	(1.6)
Subtotal	(1.0)	(1.8)	(2.7)	(5.3)
Regulatory adjustment	3.5	4.0	10.1	12.0
Net postretirement benefit cost	$2.5	$2.2	$7.4	$6.7

Spire Missouri
Service cost – benefits earned during the period	$1.5	$1.4	$4.6	$4.0
Interest cost on accumulated postretirement benefit obligation	1.1	1.2	3.3	3.5
Expected return on plan assets	(2.6)	(2.8)	(8.1)	(8.5)
Amortization of prior service cost (credit)	0.2	(0.1)	0.6	(0.2)
Amortization of actuarial gain	(0.4)	(0.6)	(1.1)	(1.6)
Subtotal	(0.2)	(0.9)	(0.7)	(2.8)
Regulatory adjustment	3.8	4.4	11.3	13.3
Net postretirement benefit cost	$3.6	$3.5	$10.6	$10.5

Spire Alabama
Service cost – benefits earned during the period	$0.2	$0.1	$0.7	$0.3
Interest cost on accumulated postretirement benefit obligation	0.3	0.3	1.0	1.0
Expected return on plan assets	(1.3)	(1.2)	(3.8)	(3.6)
Amortization of prior service cost (credit)	0.1	—	0.2	(0.2)
Subtotal	(0.7)	(0.8)	(1.9)	(2.5)
Regulatory adjustment	(0.4)	(0.4)	(1.3)	(1.3)
Net postretirement benefit income	$(1.1)	$(1.2)	$(3.2)	$(3.8)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through June 30, 2021 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2021
Operating Revenues:
Revenues from external customers	$306.7	$15.2	$5.9	$—	$327.8
Intersegment revenues	—	(0.1)	11.9	(11.8)	—
Total Operating Revenues	306.7	15.1	17.8	(11.8)	327.8
Operating Expenses:
Natural gas	84.9	20.2	—	(8.2)	96.9
Operation and maintenance	103.2	3.2	9.2	(3.6)	112.0
Depreciation and amortization	50.9	0.3	1.9	—	53.1
Taxes, other than income taxes	32.1	0.2	0.3	—	32.6
Total Operating Expenses	271.1	23.9	11.4	(11.8)	294.6
Operating Income (Loss)	$35.6	$(8.8)	$6.4	$—	$33.2
Net Economic Earnings (Loss)	$12.3	$(5.2)	$(0.2)	$—	$6.9

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2020
Operating Revenues:
Revenues from external customers	$305.7	$11.6	$3.8	$—	$321.1
Intersegment revenues	0.3	—	11.6	(11.9)	—
Total Operating Revenues	306.0	11.6	15.4	(11.9)	321.1
Operating Expenses:
Natural gas	90.6	(9.2)	0.1	(8.6)	72.9
Operation and maintenance	115.5	2.2	10.5	(3.3)	124.9
Depreciation and amortization	47.8	0.2	2.1	—	50.1
Taxes, other than income taxes	31.7	0.2	(0.8)	—	31.1
Impairments	—	—	148.6	—	148.6
Total Operating Expenses	285.6	(6.6)	160.5	(11.9)	427.6
Operating Income (Loss)	$20.4	$18.2	$(145.1)	$—	$(106.5)
Net Economic Earnings (Loss)	$8.4	$0.1	$(1.2)	$—	$7.3

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2021
Operating Revenues:
Revenues from external customers	$1,856.9	$73.3	$15.1	$—	$1,945.3
Intersegment revenues	1.1	—	35.0	(36.1)	—
Total Operating Revenues	1,858.0	73.3	50.1	(36.1)	1,945.3
Operating Expenses:
Natural gas	908.4	14.7	0.1	(26.0)	897.2
Operation and maintenance	310.2	13.6	28.9	(10.1)	342.6
Depreciation and amortization	149.0	0.9	5.5	—	155.4
Taxes, other than income taxes	124.0	0.9	1.7	—	126.6
Total Operating Expenses	1,491.6	30.1	36.2	(36.1)	1,521.8
Operating Income	$366.4	$43.2	$13.9	$—	$423.5
Net Economic Earnings (Loss)	$248.4	$37.9	$(6.9)	$—	$279.4

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2020
Operating Revenues:
Revenues from external customers	$1,515.4	$77.2	$10.9	$—	$1,603.5
Intersegment revenues	0.3	—	30.3	(30.6)	—
Total Operating Revenues	1,515.7	77.2	41.2	(30.6)	1,603.5
Operating Expenses:
Natural gas	603.7	48.9	0.3	(21.0)	631.9
Operation and maintenance	319.9	8.9	28.0	(9.6)	347.2
Depreciation and amortization	141.2	0.3	5.3	—	146.8
Taxes, other than income taxes	121.3	0.9	0.5	—	122.7
Impairments	—	—	148.6	—	148.6
Total Operating Expenses	1,186.1	59.0	182.7	(30.6)	1,397.2
Operating Income (Loss)	$329.6	$18.2	$(141.5)	$—	$206.3
Net Economic Earnings (Loss)	$221.8	$11.3	$(10.0)	$—	$223.1

The following table reconciles the Company’s net economic earnings to net income. For information about the Missouri regulatory adjustment for $9.0 of pension costs in fiscal 2021 and the provision for ISRS rulings in fiscal 2020, see Note 4, Regulatory Matters.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net Income	$5.3	$(92.3)	$281.6	$108.3
Adjustments, pre-tax:
Impairments	—	148.6	—	148.6
Missouri regulatory adjustment	—	—	(9.0)	—
Provision for ISRS rulings	—	(4.8)	—	—
Fair value and timing adjustments	2.1	(18.5)	6.2	(3.2)
Income tax effect of adjustments	(0.5)	(25.7)	0.6	(30.6)
Net Economic Earnings	$6.9	$7.3	$279.4	$223.1

The Company’s total assets by segment were as follows:

	June 30,	September 30,	June 30,
	2021	2020	2020
Total Assets:
Gas Utility	$7,302.4	$6,716.2	$6,330.1
Gas Marketing	349.2	182.7	158.6
Other	2,256.3	2,443.5	2,324.8
Eliminations	(1,014.6)	(1,101.2)	(990.9)
Total Assets	$8,893.3	$8,241.2	$7,822.6

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2021, are estimated at $1,579.2, $1,200.6, and $275.5 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

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

Spire Missouri has not owned the second site for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Spire Missouri that the MDNR had completed an investigation of the site. The Attorney General requested that Spire Missouri participate in the follow up investigations of the site. In a letter dated January 10, 2012, Spire Missouri stated that it would participate in future environmental response activities at the site in conjunction with other PRPs that are willing to contribute to such efforts in a meaningful and equitable fashion. Accordingly, Spire Missouri entered into a cost sharing agreement for remedial investigation with other PRPs. MDNR never approved the agreement, so no remedial investigation took place.

Additionally, in correspondence dated November 30, 2016, Region 7 of the EPA has asserted that Spire Missouri is liable under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) for alleged coal gas waste contamination at a third site in the northern portion of the City on which Spire Missouri operated a MGP. Spire Missouri has not owned or operated the site (also known as Station “B”) for over 70 years. Spire Missouri and the site owner met with the EPA and reviewed its assertions. Both Spire Missouri and the site owner notified the EPA that information and data provided by the EPA to date does not rise to the level of documenting a threat to the public health or environment. As such, in March 2017 Spire Missouri requested more information from the EPA, some of which would also be utilized to identify other former owners and operators of the site that could be added as PRPs. Spire Missouri never received a response from the EPA.

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

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of the February 2021 cold weather event. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure due to the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events have made Spire Marketing subject to various commercial disputes (including regarding force majeure) and a regulatory dispute regarding tariff obligations as a shipper on an interstate pipeline. As such, Spire Marketing has recorded an estimate of potential liabilities for damages based on communications with counterparties to date and the facts and circumstances surrounding each transaction. It is expected that the estimate will change as new facts emerge or settlements are reached, and it is possible that final settlement amounts may materially differ from the current estimate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per unit and per share amounts)

This section analyzes the financial condition and results of operations of Spire Inc. (the “Company”), Spire Missouri Inc., and Spire Alabama Inc. Spire Missouri, Spire Alabama and Spire EnergySouth are wholly owned subsidiaries of the Company. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth (Spire Gulf and Spire Mississippi) are collectively referred to as the “Utilities.” This section includes management’s view of factors that affect the respective businesses of the Company, Spire Missouri and Spire Alabama, explanations of financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company’s, Spire Missouri’s and Spire Alabama’s overall financial condition and liquidity.

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

•	Acquisitions may not achieve their intended results;
•	Legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting:
▪	allowed rates of return,
▪	incentive regulation,
▪	industry structure,
▪	purchased gas adjustment provisions,
▪	rate design structure and implementation,
▪	capital structures established for rate-setting purposes,
▪	regulatory assets,
▪	non-regulated and affiliate transactions,
▪	franchise renewals,
▪	legal authorization to operate facilities,
▪	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety,
▪	taxes,
▪	pension and other postretirement benefit liabilities and funding obligations, or
▪	accounting standards;
•	The results of litigation;
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

Spire STL Pipeline is a wholly owned subsidiary of Spire which owns and operates a 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. The pipeline is under the jurisdiction of the FERC and is capable of delivering up to 400,000 million British thermal units (MMBtu) per day of natural gas into eastern Missouri. Spire Missouri is the foundation shipper with a contractual commitment of 350,000 MMBtu per day. The Spire STL Pipeline was placed into service in November 2019.

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

Spire Missouri received an Accounting Authority Order from the MoPSC to defer certain costs through March 31, 2021, and has recorded a related net regulatory asset of $2.9 and $3.8 as of June 30, 2021, and September 30, 2020, respectively. Even with the cost increases and lost revenues, Spire Alabama exceeded the allowed return and recorded a Rate Stabilization and Equalization (RSE) giveback in September 2020 and in January 2021, so there was no bottom-line impact of these COVID-19 effects.

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

EARNINGS – THREE MONTHS ENDED JUNE 30, 2021

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Three Months Ended June 30, 2021
Net Income (Loss) [GAAP]	$12.1	$(6.6)	$(0.2)	$5.3	$0.03
Adjustments, pre-tax:
Fair value and timing adjustments	0.2	1.9	—	2.1	0.04
Income tax effect of adjustments*	—	(0.5)	—	(0.5)	(0.01)
Net Economic Earnings (Loss) [Non-GAAP]	$12.3	$(5.2)	$(0.2)	$6.9	$0.06

Three Months Ended June 30, 2020
Net Income (Loss) [GAAP]	$12.6	$13.6	$(118.5)	$(92.3)	$(1.87)
Adjustments, pre-tax:
Impairments	—	—	148.6	148.6	2.89
Provision for ISRS rulings	(4.8)	—	—	(4.8)	(0.09)
Fair value and timing adjustments	(0.6)	(17.9)	—	(18.5)	(0.36)
Income tax effect of adjustments*	1.2	4.4	(31.3)	(25.7)	(0.50)
Net Economic Earnings (Loss) [Non-GAAP]	$8.4	$0.1	$(1.2)	$7.3	$0.07

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

Note: In the following discussion, all references to earnings (loss) per share and net economic earnings per share refer to earnings (loss) per common share and net economic earnings (loss) per common share.

Consolidated

Spire had net income of $5.3 for the three months ended June 30, 2021, compared with a net loss of $92.3 for the three months ended June 30, 2020. Income per diluted share was $0.03 for the current quarter compared to a $1.87 loss per diluted share for the prior year quarter. The net income growth of $97.6 was primarily the result of the $148.6 ($117.3 after-tax) impairment charge taken in the third quarter of the prior year. Excluding this charge net income declined by $19.7, driven by a $20.2 reduction in the Gas Marketing segment and marginally lower performance in the Gas Utility segment, slightly offset by a $1.0 increase in Other.

Spire’s net economic earnings were $6.9 ($0.06 per diluted share) for the three months ended June 30, 2021, compared to $7.3 ($0.07 per diluted share) reported for the same period in the prior year, reflecting higher earnings at the Gas Utility that were more than offset by lower Gas Marketing results, as reflected in the above table. These impacts are described in further detail below.

Gas Utility

For the three months ended June 30, 2021, net economic earnings for the Gas Utility segment increased $3.9 from the third quarter of the prior fiscal year, primarily due to a $2.9 increase at Spire Alabama and a $1.0 increase at Spire Missouri. These impacts are discussed in further detail below.

Gas Marketing

For the three months ended June 30, 2021, the net economic loss for the Gas Marketing segment was $5.2, compared to net economic earnings of $0.1 in the three months ended June 30, 2020. Drivers of this decline are described in further detail below.

Other

For the three months ended June 30, 2021, net economic loss for Other decreased $1.0 compared with the third quarter of the prior fiscal year, reflecting improved results from Spire Storage, and slightly lower interest expense.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2021
Operating Income (Loss) [GAAP]	$35.6	$(8.8)	$6.4	$—	$33.2
Operation and maintenance expenses	103.2	3.2	9.2	(3.6)	112.0
Depreciation and amortization	50.9	0.3	1.9	—	53.1
Taxes, other than income taxes	32.1	0.2	0.3	—	32.6
Less: Gross receipts tax expense	(17.9)	—	—	—	(17.9)
Contribution Margin [Non-GAAP]	203.9	(5.1)	17.8	(3.6)	213.0
Natural gas costs	84.9	20.2	—	(8.2)	96.9
Gross receipts tax expense	17.9	—	—	—	17.9
Operating Revenues	$306.7	$15.1	$17.8	$(11.8)	$327.8

Three Months Ended June 30, 2020
Operating Income (Loss) [GAAP]	$20.4	$18.2	$(145.1)	$—	$(106.5)
Operation and maintenance expenses	115.5	2.2	10.5	(3.3)	124.9
Depreciation and amortization	47.8	0.2	2.1	—	50.1
Taxes, other than income taxes	31.7	0.2	(0.8)	—	31.1
Impairments	—	—	148.6	—	148.6
Less: Gross receipts tax expense	(17.2)	(0.1)	0.1	—	(17.2)
Contribution Margin [Non-GAAP]	198.2	20.7	15.4	(3.3)	231.0
Natural gas costs	90.6	(9.2)	0.1	(8.6)	72.9
Gross receipts tax expense	17.2	0.1	(0.1)	—	17.2
Operating Revenues	$306.0	$11.6	$15.4	$(11.9)	$321.1
Consolidated

Spire reported operating revenue of $327.8 for the three months ended June 30, 2021, a $6.7 increase versus the prior year quarter. Both segments experienced year-over-year increases in operating revenues, as did Other. Spire’s contribution margin decreased $18.0 compared with last year, with increases of $5.7 for the Gas Utility segment, and $2.4 for Other (STL Pipeline and Spire Storage) offset by a $25.8 decrease in the Gas Marketing segment. Depreciation and amortization expenses were up $3.0, reflecting higher Gas Utility expenses. Gas Utility operation and maintenance (O&M) expenses of $103.2 for the quarter were $1.9 higher than last year, after removing the $14.2 transfer of year-over-year nonservice postretirement benefit costs to other expense below the operating income line (the “Nonservice Cost Transfer”). These impacts are described in further detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the three months ended June 30, 2021, were $306.7, or $0.7 higher than the same period in the prior year. The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Alabama – Rate adjustment under RSE mechanism, net	$4.1
Spire Missouri – ISRS	1.5
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(2.7)
Spire Missouri and Spire Alabama – Lower net PGA/GSA costs	(2.3)
All other factors	0.1
Total Variation	$0.7

The Gas Utility segment benefited $4.1 in net rate adjustments under the RSE mechanism at Spire Alabama, and a $1.5 increase in ISRS revenues. These positive impacts were mostly offset by a $2.7 reduction attributable to volumetric usage and a $2.3 reduction related to lower PGA/GSA costs.

Contribution Margin – Gas Utility contribution margin was $203.9 for the three months ended June 30, 2021, a $5.7 increase over the same period in the prior year. The increase was attributable to the following factors:

Spire Alabama – Rate adjustment under RSE mechanism, net	$4.1
Spire Missouri – ISRS	1.5
All other factors	0.1
Total Variation	$5.7

The increase in contribution margin was primarily attributable to $4.1 net favorable rate adjustments under the RSE mechanism at Spire Alabama and Spire Missouri’s $1.5 ISRS increase.

Operating Expenses – O&M expenses for the three months ended June 30, 2021 were $1.9 higher than the prior year after removing the $14.2 impact of the Nonservice Cost Transfer. The increase was largely due to modestly higher costs in operations, administrative and employee-related expenses. Depreciation and amortization expenses for the three months ended June 30, 2021, were $3.1 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Gas Marketing

Operating Revenues – Operating revenues increased $3.5 versus the prior-year period as higher volumes and higher commodity prices were mostly offset by derivative activity and unrealized fair value adjustments.

Contribution Margin – Gas Marketing contribution margin during the three months ended June 30, 2021, decreased $25.8 from the same period in the prior year, due principally to a $19.8 unfavorable change in derivative activity and fair value measurements. The remaining decrease of $6.0 reflects lower volumes and basis differentials, combined with higher demand charges.

Interest Charges

Consolidated interest charges during the three months ended June 30, 2021, increased by $0.5 from the same period in the prior year, principally due to the net $250.0 bond issuance by Spire Missouri in the current year, offset slightly by lower short-term interest rates. For the three months ended June 30, 2021 and 2020, average short-term borrowings were $536.5 and $473.2, respectively, and the average interest rates on these borrowings were 0.451% and 1.12%, respectively.

Income Taxes

Consolidated income tax for the three months ended June 30, 2021, increased $27.6 versus the same period in the prior year. The variance is due principally to the tax benefit booked in the prior year quarter relating to the impairment charge taken.

Spire Missouri

	Three Months Ended June 30,
	2021	2020
Operating Income [GAAP]	$18.4	$7.0
Operation and maintenance expenses	64.3	75.6
Depreciation and amortization	31.6	29.7
Taxes, other than income taxes	22.2	22.7
Less: Gross receipts tax expense	(12.3)	(12.1)
Contribution Margin [Non-GAAP]	124.2	122.9
Natural gas costs	55.6	68.9
Gross receipts tax expense	12.3	12.1
Operating Revenues	$192.1	$203.9
Net Income	$3.1	$6.5

Operating revenues for the three months ended June 30, 2021, decreased $11.8 from the same period in the prior year primarily due to $7.5 in unfavorable volumetric impacts (including weather mitigation), $3.5 lower gas costs, and a $3.2 decrease related to lower off-system sales. These negative impacts were only partly offset with $1.5 higher ISRS revenues.

Contribution margin for the three months ended June 30, 2021, increased $1.3 from the same period in the prior year, largely due to the $1.5 increase in ISRS mentioned above. Increases resulting from customer growth were largely offset by the volumetric impacts (including weather mitigation) and lower off-system sales.

O&M expenses for the three months ended June 30, 2021, increased $2.9 versus the prior year quarter after removing the $14.2 year-over-year impact of the Nonservice Cost Transfer. The increase was largely due to modestly higher costs in operations, administrative and employee-related expenses. Depreciation and amortization increased $1.9 in the current quarter versus the prior-year quarter due to ongoing capital investments.

Other expense was up $14.4, primarily due to due the impact of the Nonservice Cost Transfer. Removing this impact, other income increased $0.2, in line with prior year results. Resulting net income for the quarter ended June 30, 2021, decreased $3.4 versus the prior-year quarter.

Degree days in Spire Missouri’s service areas during the three months ended June 30, 2021, were 11.6% colder than normal, but 16.1% warmer than the same period last year, resulting in lower usage on a year-over-year comparative basis. Spire Missouri’s total system therms sold and transported were 242.1 million for the three months ended June 30, 2021, compared with 259.4 million for the same period in the prior year. Total off-system therms sold and transported were 0.04 million for the three months ended June 30, 2021, compared with 4.8 million for the same period last year.

Spire Alabama

	Three Months Ended June 30,
	2021	2020
Operating Income [GAAP]	$13.3	$9.3
Operation and maintenance expenses	31.9	32.5
Depreciation and amortization	16.1	15.0
Taxes, other than income taxes	7.9	7.1
Less: Gross receipts tax expense	(4.7)	(4.2)
Contribution Margin [Non-GAAP]	64.5	59.7
Natural gas costs	24.1	17.3
Gross receipts tax expense	4.7	4.2
Operating Revenues	$93.3	$81.2
Net Income	$6.5	$3.6

Operating revenues for the three months ended June 30, 2021, increased $12.1 from the same period in the prior year. The change in operating revenue was principally due to $4.8 attributable to favorable weather usage impacts, net favorable rate adjustments under the RSE mechanism of $4.1, an increase in off-system sales totaling $1.4, and higher gas costs of $1.2.

Contribution margin was $4.8 higher versus the prior year quarter, primarily driven by the favorable net rate adjustments under the RSE mechanism of $4.1 noted above.

O&M expenses for the three months ended June 30, 2021 decreased $0.6 versus the prior-year quarter, primarily due to lower field distribution and administrative expenses. Depreciation and amortization expenses for the three months ended June 30, 2021, were $1.1 higher than the same period last year, the result of continued investment in infrastructure upgrades.

For the quarter ended June 30, 2021, resulting net income increased $2.9 versus the prior-year quarter.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended June 30, 2021 were 11.9% warmer than normal, but 17.9% colder than a year ago. Spire Alabama’s total system therms sold and transported were 216.8 million for the three months ended June 30, 2021, compared with 208.7 million for the same period in the prior year. The current quarter reflects off-system sales, and related therms sold totaled 6.0 million, versus no volume in the prior year as the program had not yet commenced.

EARNINGS – NINE MONTHS ENDED JUNE 30, 2021

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Nine Months Ended June 30, 2021
Net Income (Loss) [GAAP]	$255.0	$33.5	$(6.9)	$281.6	$5.23
Adjustments, pre-tax:
Spire Missouri regulatory adjustments	(9.0)	—	—	(9.0)	(0.18)
Fair value and timing adjustments	0.3	5.9	—	6.2	0.12
Income tax effect of adjustments*	2.1	(1.5)	—	0.6	0.01
Net Economic Earnings (Loss) [Non-GAAP]	$248.4	$37.9	$(6.9)	$279.4	$5.18

Nine Months Ended June 30, 2020
Net Income (Loss) [GAAP]	$222.0	$13.6	$(127.3)	$108.3	$1.90
Adjustments, pre-tax:
Impairments	—	—	148.6	148.6	2.90
Fair value and timing adjustments	(0.2)	(3.0)	—	(3.2)	(0.06)
Income tax effect of adjustments*	—	0.7	(31.3)	(30.6)	(0.60)
Net Economic Earnings (Loss) [Non-GAAP]	$221.8	$11.3	$(10.0)	$223.1	$4.14
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

Consolidated

Spire’s net income was $281.6 for the nine months ended June 30, 2021, compared with $108.3 for the nine months ended June 30, 2020. Diluted earnings per share for the nine months ended June 30, 2021 was $5.23, compared with diluted earnings per share of $1.90 for the nine months ended June 30, 2020.

The prior year amount reflects the impact of the third quarter 2020 impairment charge, identified above, of $148.6 ($117.3 after tax). Excluding this charge, net income increased $56.0, driven by increases of $33.0 and $19.9 in Gas Utility and Gas Marketing, respectively, combined with a $3.1 improvement in results from Other.

Net economic earnings were $279.4 ($5.18 per diluted share) for the nine months ended June 30, 2021, compared to $223.1 ($4.14 per diluted share) for the same period last year, reflecting earnings improvements in both the Gas Marketing and Gas Utility segments. These variances are discussed in greater detail below.

Gas Utility

Gas Utility net income increased by $33.0 from the prior year. The Gas Utility segment is higher due principally to a $14.6 increase in Spire Missouri ISRS revenues (including the impact of a prior-year provision of $2.2 related to the ISRS ruling settled in the year), the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances totaling $9.0 ($6.8 after tax), $8.4 higher contribution margin due to the impacts of colder weather, $7.1 in net favorable rate adjustments under the RSE mechanism at Spire Alabama, and lower run-rate operating costs. These positive impacts were partially offset by higher depreciation and amortization reflecting increased capital investment.

Net economic earnings in the current year were $248.4, an increase of $26.6 over the same period in the prior year. The increase was primarily driven by higher contribution margin and lower operations and maintenance expense, after adjusting for the Year-To-Date Postretirement Nonservice Cost Transfer. These impacts are described in further detail below.

Gas Marketing

The Gas Marketing segment reported net income of $33.5 for the nine months ended June 30, 2021, versus $13.6 of net income during the same period last year, principally reflecting strong second quarter operating results in the current year, driven by optimization of market conditions in the second fiscal quarter due to extreme weather as a result of Winter Storm Uri. Partly offsetting this gain was $6.7 in after-tax unfavorable year-over-year fair value mark-to-market valuations. Net economic earnings for the current year were $37.9, an increase of $26.6 from the same period last year.

Other

For the nine months ended June 30, 2021, net economic loss for Other improved to $6.9 from $10.0 in the prior-year period, due principally to lower net losses from Spire Storage.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2021
Operating Income [GAAP]	$366.4	$43.2	$13.9	$—	$423.5
Operation and maintenance expenses	310.2	13.6	28.9	(10.1)	342.6
Depreciation and amortization	149.0	0.9	5.5	—	155.4
Taxes, other than income taxes	124.0	0.9	1.7	—	126.6
Less: Gross receipts tax expense	(81.7)	(0.1)	—	—	(81.8)
Contribution Margin [Non-GAAP]	867.9	58.5	50.0	(10.1)	966.3
Natural gas costs	908.4	14.7	0.1	(26.0)	897.2
Gross receipts tax expense	81.7	0.1	—	—	81.8
Operating Revenues	$1,858.0	$73.3	$50.1	$(36.1)	$1,945.3

Nine Months Ended June 30, 2020
Operating Income (Loss) [GAAP]	$329.6	$18.2	$(141.5)	$—	$206.3
Operation and maintenance expenses	319.9	8.9	28.0	(9.6)	347.2
Depreciation and amortization	141.2	0.3	5.3	—	146.8
Taxes, other than income taxes	121.3	0.9	0.5	—	122.7
Impairments	—	—	148.6	—	148.6
Less: Gross receipts tax expense	(79.4)	(0.3)	—	—	(79.7)
Contribution Margin [Non-GAAP]	832.6	28.0	40.9	(9.6)	891.9
Natural gas costs	603.7	48.9	0.3	(21.0)	631.9
Gross receipts tax expense	79.4	0.3	—	—	79.7
Operating Revenues	$1,515.7	$77.2	$41.2	$(30.6)	$1,603.5

Consolidated

Spire’s operating revenues increased by $342.3 at the Gas Utility segment, and Other increased by $8.9. These increases more than offset the $3.9 decline in the Gas Marketing segment and higher intercompany eliminations. The Gas Utility increase was due principally to $180.6 of higher gas costs (including $195.8 of cover charges and OFO penalties to certain wholesale customers), a $92.6 increase in higher off-system sales, and a $38.5 increase due to weather/volumetric impacts (net of weather mitigation). The Gas Utility segment also benefited from higher ISRS revenues at Spire Missouri and a favorable net RSE adjustment at Spire Alabama. The Gas Marketing decrease was due to higher trading activity (trading activities are recorded as revenues net of costs) offsetting higher volumes and prices, while Other reflects $6.2 higher revenues from both Spire Storage and STL Pipeline (which entered service in late calendar 2019).

Spire’s contribution margin increased $74.4 compared with the same nine-month period last year, with all segments reporting increases. The Gas Utility contribution margin increased $35.3, primarily driven by the $26.2 increase from Spire Missouri and the $9.8 increase at Spire Alabama. The $30.5 increase in Gas Marketing reflects very favorable weather conditions in the current year second quarter, offset partly by unfavorable fair value mark-to-market adjustments. Higher contribution margins at the STL Pipeline are consistent with its in-service date early in fiscal 2020, and Spire Storage’s improvement reflects higher utilization of its storage capacity.

Depreciation and amortization expenses were higher in the Gas Utility segment, due to higher capital investments. Gas Utility O&M expenses were $9.7 lower in the current year, impacted by the Nonservice Cost Transfer of $3.9. Excluding this adjustment, O&M expenses were lower by $13.6 largely due to the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances totaling $9.0. These fluctuations are described in more detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the nine months ended June 30, 2021, were $1,858.0, or $342.3 higher than the same period last year. The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Higher PGA/GSA costs	$180.6
Spire Missouri and Spire Alabama – Off -system sales and capacity release	92.6
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	38.5
Spire Missouri – ISRS (including ISRS rulings prior year true-up)	14.6
Spire Alabama – Rate adjustment under RSE mechanism, net	6.6
All other factors	9.4
Total Variation	$342.3

The increase in revenues was driven primarily by a $180.6 increase in gas costs (including $195.8 of cover charges and OFO penalties to certain wholesale customers), a $92.6 increase in off-system sales, and higher weather/volumetric impacts of $38.5. The segment also benefited from a $14.6 increase of Spire Missouri ISRS, and by a $6.6 increase due to Spire Alabama’s rate adjustments under the RSE mechanism.

Contribution Margin – Gas Utility contribution margin was $867.9 for the nine months ended June 30, 2021, a $35.3 increase over the same period last year. The increase was attributable to the following factors:

Spire Missouri – ISRS (including ISRS rulings prior year true-up)	$14.6
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	8.4
Spire Alabama – Rate adjustment under RSE mechanism, net	7.1
Spire Missouri and Spire Alabama – Off-system sales and capacity release	1.6
All other factors	3.6
Total Variation	$35.3

The contribution margin increase resulted primarily from Missouri ISRS (net of ISRS ruling provisions), higher volumetric margins, Spire Alabama rate adjustments under the RSE mechanism and higher off-system sales.

Operating Expenses – Gas Utility O&M expenses decreased $9.7 from last year. Removing the Nonservice Cost Transfer, the year-over-year decrease was $13.6. Of this decrease, $9.0 is attributable to the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances. The remaining decrease of $4.6 is due to lower operations and employee-related costs. Depreciation and amortization expenses for the nine months ended June 30, 2021, increased $7.8 from the same period last year as a result of continued levels of capital investment in excess of depreciation expense.

Gas Marketing

Operating Revenues – Gas Marketing operating revenues decreased $3.9 from the same period last year, principally due to a net reduction in revenue billed to retail customers.

Contribution Margin – Gas Marketing contribution margin during the nine months ended June 30, 2021, increased $30.5 from the same period last year, driven principally by strong second quarter results in the current year. During this quarter, particularly the month of February, very favorable weather patterns drove significantly higher regional basis differentials and volumes. This was only partly offset by an unfavorable net $8.9 year-over-year fluctuation in derivative activity and mark-to-market valuations.

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of the February 2021 cold weather event. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure from the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events have made Spire Marketing subject to various commercial disputes (including regarding force majeure) and a regulatory dispute regarding tariff obligations as a shipper on an interstate pipeline. As such, Spire Marketing has recorded an estimate of potential liabilities for damages based on the facts and circumstances surrounding each counterparty transaction as of March 31, 2021. During the current quarter, a number of these disputes have been resolved and/or exposures clarified based on further communication with the counterparties. It is expected that the estimate will change as new facts emerge or settlements are reached, and it is possible that final settlement amounts may materially differ from the current estimate.

Interest Charges

Consolidated interest charges during the nine months ended June 30, 2021, were $1.9 lower than the same period last year. The decrease was primarily driven by lower short-term borrowing rates more than offsetting the impact of net long-term debt issuances in the current period. For the nine months ended June 30, 2021 and 2020, average short-term borrowings were $633.1 and $581.7, respectively, and the average interest rates on these borrowings were 0.4% and 2.0%, respectively.

Income Taxes

Consolidated income tax expense during the nine months ended June 30, 2021 increased $51.7 versus the prior year. The variance is the result of the $31.3 tax benefit booked in the prior year relating to the impairment charge, with the remaining $20.4 the result of higher pre-tax book income in the current year, combined with a higher effective tax rate in the current year due to mix of earnings.

Spire Missouri

	Nine Months Ended June 30,
	2021	2020
Operating Income [GAAP]	$214.7	$191.7
Operation and maintenance expenses	190.0	191.9
Depreciation and amortization	93.0	88.0
Taxes, other than income taxes	86.2	85.5
Less: Gross receipts tax expense	(56.1)	(55.5)
Contribution Margin [Non-GAAP]	527.8	501.6
Natural gas costs	754.6	478.3
Gross receipts tax expense	56.1	55.5
Operating Revenues	$1,338.5	$1,035.4
Net Income	$152.8	$129.0

Operating revenues during the nine months ended June 30, 2021, increased $303.1 from the same period last year primarily due to a $180.6 increase attributable to higher gas costs, a $89.0 increase due to higher off-system sales, and a $13.7 increase in volumetric impacts (net of weather mitigation) relating to colder weather conditions in the second quarter of the current year. Spire Missouri also benefited from $14.6 higher ISRS.

Contribution margin increased $26.2 versus the same period in the prior year. The variance was attributable to the previously mentioned $14.6 increase in ISRS, $6.4 higher volumetric margins, primarily the result of colder weather, and $1.3 related to customer growth.

O&M expenses during the nine months ended June 30, 2021, decreased $1.9 from the same period last year. Excluding the Nonservice Cost Transfer of $5.2 and the Missouri Supreme Court ruling totaling $9.0 discussed above, O&M was higher by $1.9, reflecting higher employee-related expenses. Depreciation increased by $5.0 as a result of continuing capital investment.

Spire Missouri’s other income increased $9.0 versus the comparable prior-year period. Removing the impact of the Nonservice Cost Transfer of $5.2, other income increased $3.8, primarily due to increases in the value of investments associated with non-qualified employee benefit plans reflecting market conditions.

Resulting net income for the nine months ended June 30, 2021, increased $23.8 versus the same period in the prior year.

Temperatures in Spire Missouri’s service areas during the nine months ended June 30, 2021, were 1.4% warmer than the same period last year and 3.4% warmer than normal. Despite the slightly warmer overall period temperatures, the Spire Missouri total system therms sold and transported were 1,537.8 million for the nine months ended June 30, 2021, compared with 1,510.6 million for the same period last year. Total off-system therms sold and transported were 21.3 million for the nine months ended June 30, 2021, compared with 23.3 million for the same period last year.

Spire Alabama

	Nine Months Ended June 30,
	2021	2020
Operating Income [GAAP]	$125.0	$111.4
Operation and maintenance expenses	98.4	104.8
Depreciation and amortization	46.3	43.9
Taxes, other than income taxes	30.8	29.1
Less: Gross receipts tax expense	(21.8)	(20.3)
Contribution Margin [Non-GAAP]	278.7	268.9
Natural gas costs	129.0	103.7
Gross receipts tax expense	21.8	20.3
Operating Revenues	$429.5	$392.9
Net Income	$83.5	$74.6

Operating revenues for the nine months ended June 30, 2021, increased $36.6 from the same period last year. The change was principally driven by a $24.8 increase in weather and usage impacts (net of weather mitigation) and $6.6 net rate adjustments under the RSE mechanism. The commencement of off-system sales in the current year contributed $3.6 to revenue growth.

Contribution margin increased $9.8, principally as a result of the rate adjustments under the RSE mechanism of $7.1 and $1.3 related to higher off-system sales. O&M expenses for the nine months ended June 30, 2021, decreased $6.4 from the same period last year. Excluding the impact of the Nonservice Cost Transfer of $1.1, the decrease of $5.3 was primarily driven by lower operations and employee-related costs.

Resulting net income for the nine months ended June 30, 2021, increased $8.9 versus the same period in the prior year.

Temperatures in Spire Alabama’s service area during the nine months ended June 30, 2021, were 12.0% colder than the same period last year but 6.4% warmer than normal. Spire Alabama’s total system therms sold and transported were 801.5 million for the nine months ended June 30, 2021, compared with 812.4 million for the same period last year. The current year reflects off-system sales, and related therms sold totaled 33.1 million, versus no volume in the prior year as the program had not yet commenced.

REGULATORY MATTERS

For discussions of regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of the Company’s, Spire Missouri’s, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. While accounting estimates related to these and other items such as goodwill and allowance for credit losses were considered in light of the COVID-19 health crisis and the February 2021 cold weather event, there were no significant changes to critical accounting estimates during the nine months ended June 30, 2021.

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

	Nine Months Ended June 30,
Cash Flow Summary	2021	2020
Net cash provided by operating activities	$220.7	$453.8
Net cash used in investing activities	(461.7)	(470.1)
Net cash provided by financing activities	260.8	17.9

For the nine months ended June 30, 2021, net cash provided by operating activities decreased $233.1 from the corresponding period of fiscal 2020. The change was due principally to regulatory timing and fluctuations in working capital items, as discussed above, in particular the large increase in accounts receivable due to the February 2021 cold weather event and related delayed collections. For more information, see the discussion of Spire Missouri’s Operational Flow Order in Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1.

For the nine months ended June 30, 2021, net cash used in investing activities was $8.4 less than for the same period in the prior year, primarily driven by a $12.5 decrease in capital expenditures. The primary driver of the lower capital expenditures was a $49.8 decline related to Spire STL Pipeline and Spire Storage, largely offset by a $39.0 capital spending increase at Gas Utility. Total capital expenditures for the full fiscal year 2021 are expected to be approximately $590.

Lastly, for the nine months ended June 30, 2021, net cash provided by financing activities was up $242.9 versus net cash provided for the nine months ended June 30, 2020. Current year long-term debt issuances were $629.1, or $119.1 higher than a year ago, while the combination of lower repayments of both long-term and short-term debt in the current year period contributed $165.2 to the period-over-period increase. Partially offsetting these increases was a $32.6 decline in issuances of common stock during the first nine months of fiscal 2021 versus the same prior year period.

CAPITAL RESOURCES

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Our debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of June 30, 2021, the debt ratings of the Company, Spire Missouri and Spire Alabama, shown in the following table, remain at investment grade with a stable outlook.

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

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had $8.2 of temporary cash investments as of June 30, 2021.

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

Long-term Debt and Equity

At June 30, 2021, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $3,069.6, of which $1,348.0 was issued by Spire Missouri, $625.0 was issued by Spire Alabama, and $231.6 was issued by other subsidiaries. For more information about long-term debt, see Note 5 of the Notes to Financial Statements in Item 1.

In February 2021, Spire issued 3.5 million equity units for an aggregate stated amount of $175.0, resulting in net proceeds of $169.3 after underwriting fees and other issuance costs. See Note 5 of the Notes to Financial Statements in Item 1 for additional discussion of these equity units.

Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $660.0 for financings placed any time before September 30, 2023. As of June 30, 2021, $355.0 remained available under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance. On March 24, 2020, the APSC approved an application for up to $150.0 of additional long-term debt financing for Spire Alabama, which was ultimately issued on December 15, 2020.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 188,994 and 184,184 shares at June 30, 2021 and July 31, 2021, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

On February 6, 2019, Spire entered into an “at-the-market” equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Those shares are issued pursuant to Spire’s universal shelf registration statement referenced above and a prospectus supplement dated May 14, 2019. Under this program, a total of 626,249 shares were issued in fiscal 2019 and 2020, and as of June 30, 2021, Spire can still issue shares having an aggregate offering price of up to $102.2.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization at June 30, 2021, consisted of 47% equity and at September 30, 2020, consisted of 50% equity.

CONTRACTUAL OBLIGATIONS

During the nine months ended June 30, 2021, except for the issuance of $150.0 of ten-year notes by Spire Alabama, $305.0 of thirty-year first mortgage bonds by Spire Missouri, and $175.0 of notes by Spire as part of equity units (all described in Note 5, Financing, of the Notes to Financial Statements in Item 1), there were no material changes outside the ordinary course of business to the estimated contractual obligations from the disclosure provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of June 30, 2021, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K as of September 30, 2020. In the second quarter of 2020, the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 0.934% to 1.2975% for a total notional amount of $75.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $5.5 mark-to-market gain on these swaps for the nine months ended June 30, 2021. In the third quarter of 2021, the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 2.008% to 2.21075% for a total notional amount of $150.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $2.4 mark-to-market loss on these swaps for the nine months ended June 30, 2021. As of June 30, 2021, the Company has recorded through other comprehensive income a cumulative mark-to-market net asset of $2.3 on open swaps.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2021, the Company had no off-balance-sheet financing arrangements other than surety bonds and letters of credit entered into in the ordinary course of business. The Company does not expect to engage in any significant off-balance-sheet financing arrangements in the near future.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, environmental matters and regulatory matters, see Note 10, Commitments and Contingencies, and Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1 of Part I.

Item 1A. Risk Factors

The following represents a material change in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The following risk factor disclosure should be read in conjunction with the other risk factors set out in that Form 10-K.

The court decision to vacate Spire STL Pipeline’s Certificate of Public Convenience and Necessity could cause a temporary or permanent halt in the natural gas supply transported by Spire STL Pipeline, which could adversely affect the Company.

On June 22, 2021, the U.S. Court of Appeals for the District of Columbia Circuit issued an order vacating STL Pipeline’s certificates and remanding the proceeding back to the FERC, although vacatur does not take effect until after the expiration (or denial) of that court’s opportunity to reconsider its decision.

In the event the Spire STL Pipeline is taken out of service, the Company’s financial condition and results of operations may be adversely impacted by impairment of Spire STL Pipeline’s assets, currently carried at over $270 million, and other effects. Spire STL Pipeline will continue to pursue all legal and regulatory avenues to ensure its current and future operation.

In addition, Spire Missouri relies on Spire STL Pipeline to transport natural gas into the St. Louis region. In the event the Spire STL Pipeline is taken out of service, Spire Missouri’s financial condition and results of operations may be adversely impacted which could result in a material adverse effect on the Company’s financial condition and operating results, as discussed below.

The Utilities’ ability to meet their customers’ natural gas requirements may be impaired if contracted gas supplies, interstate pipeline and/or storage services are not available or delivered in a timely manner.

In order to meet their customers’ annual and seasonal natural gas demands, the Utilities must obtain sufficient supplies, interstate pipeline capacity, and storage capacity. If they are unable to obtain these, either from their suppliers’ inability to deliver the contracted commodity or the inability to secure replacement quantities, to the extent not mitigated by tariffs, contractual indemnification or insurance, the Utilities’ financial condition and results of operations may be adversely impacted. If a substantial disruption in interstate natural gas pipelines’ transmission and storage capacity were to occur during periods of heavy demand, the Utilities’ financial results could be adversely impacted. In particular, the natural gas supply provided to Spire Missouri by Spire STL Pipeline is currently at risk due to the order issued by the U.S. Court of Appeals for the District of Columbia Circuit vacating Spire STL Pipeline’s Certificate of Public Convenience and Necessity and remanding the matter back to FERC for further action. In the event the Spire STL Pipeline is taken out of service, Spire Missouri’s ability to secure new pipeline contracts on other systems serving the region may be significantly constrained, and Spire Missouri would likely not be able to replace that supply based on similar terms or at all over the short term based on current market and operating conditions. Without the availability of the STL Pipeline, Spire Missouri may have to develop and, in the event of prolonged cold weather next winter, implement a curtailment plan in which it would have to allocate gas to its customers based upon need, leading to potentially significant service disruptions for customers.

Spire Missouri will continue to pursue all legal and regulatory avenues to ensure access to reliable, affordable and safe delivery of energy for eastern Missouri. If Spire Missouri is unable to obtain sufficient pipeline capacity to meet its customers’ annual and seasonal natural gas demands, Spire Missouri’s financial condition and results of operations may be adversely impacted which could result in a material adverse effect on the Company’s financial condition and operating results.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2021 – April 30, 2021	429	$73.37	—	—
May 1, 2021 – May 31, 2021	339	75.62	—	—
June 1, 2021 – June 30, 2021	45	72.20	—	—
Total	813	74.24	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of June 30, 2021, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1*

Thirty-Fifth Supplemental Indenture, dated as of May 20, 2021, between Spire Missouri and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 20, 2021.

4.2*	Form of 3.300% Series First Mortgage Bonds due 2051; included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 20, 2021.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

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

Spire Inc.

Date:	August 5, 2021	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	August 5, 2021	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	August 5, 2021	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)