Form 10-K
period 2021-09-30
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2021-11-22
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

The aggregate market value of the common equity held by non-affiliates of Spire Inc. amounted to $3,704,003,192 as of March 31, 2021. All of Spire Missouri Inc.’s and Spire Alabama Inc.’s equity securities are owned by Spire Inc., their parent company and a reporting company under the Exchange Act.

The number of shares outstanding of each registrant’s common stock as of November 12, 2021, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	51,689,433
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of proxy statement for Spire Inc. to be filed on or about December 15, 2021 — Part III.

Certain exhibits as indicated in Part IV.

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

AOCI	Accumulated other comprehensive income or loss	NYMEX	New York Mercantile Exchange, Inc.
APSC	Alabama Public Service Commission	NYSE	New York Stock Exchange
ASC	Accounting Standards Codification	O&M	Operation and maintenance expense
ASU	Accounting Standards Update	OCI	Other comprehensive income or loss
CCM	Cost Control Measure	PGA	Purchased Gas Adjustment
Company	Spire and its subsidiaries unless the context suggests otherwise	RSE	Rate Stabilization and Equalization
COVID-19	Coronavirus disease 2019	SEC	U.S. Securities and Exchange Commission
EPS	Earnings per share	Spire	Spire Inc.
ESR	Enhanced Stability Reserve	Spire Alabama	Spire Alabama Inc.
FASB	Financial Accounting Standards Board	Spire EnergySouth	Spire EnergySouth Inc., parent of Spire Gulf and Spire Mississippi
FERC	Federal Energy Regulatory Commission	Spire Gulf	Spire Gulf Inc.
GAAP	Accounting principles generally accepted in the United States of America	Spire Marketing	Spire Marketing Inc.
Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Mississippi	Spire Mississippi Inc.
Gas Utility	Segment including the operations of the Utilities	Spire Missouri	Spire Missouri Inc.
GSA	Gas Supply Adjustment	Spire STL Pipeline	Spire STL Pipeline LLC, or the 65-mile FERC-regulated pipeline it constructed and operates to deliver natural gas into eastern Missouri
ICE	Intercontinental Exchange	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC
ISRS	Infrastructure System Replacement Surcharge	U.S.	United States
MMBtu	Million British thermal units	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth
MoPSC	Missouri Public Service Commission
MSPSC	Mississippi Public Service Commission

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

•

Changes in gas supply and pipeline availability, including as a result of decisions by natural gas producers to reduce production or shut in producing natural gas wells and expiration or termination of existing supply and transportation arrangements that are not replaced with contracts with similar terms and pricing (including as a result of a failure of the Spire STL Pipeline to secure extended temporary or permanent authorization from the FERC), as well as other changes that impact supply for and access to the markets in which our subsidiaries transact business;

•	Acquisitions may not achieve their intended results;
•	Legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting:
•	allowed rates of return and recovery of prudent costs,
•	incentive regulation,
•	industry structure,
•	purchased gas adjustment provisions,
•	rate design structure and implementation,
•	capital structures established for rate-setting purposes,
•	regulatory assets,
•	non-regulated and affiliate transactions,
•	franchise renewals,
•	authorization to operate facilities,
•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety,
•	taxes,
•	pension and other postretirement benefit liabilities and funding obligations, or
•	accounting standards;
•	The results of litigation;
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

Item 1. Business

OVERVIEW

Spire Inc. (“Spire”) was formed in 2000 and is the holding company for Spire Missouri Inc. (“Spire Missouri”), Spire Alabama Inc. (“Spire Alabama”), other gas utilities, and gas-related businesses. Spire Missouri was formed in 1857 and Spire Alabama was formed in 1948 by the merger of two gas companies. Spire is committed to transforming its business and pursuing growth through growing organically, investing in infrastructure, and advancing through innovation. The Company has two key business segments: Gas Utility and Gas Marketing.

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

As of September 30, 2021, Spire had 3,710 employees, including 2,489 for Spire Missouri and 993 for Spire Alabama. We believe that:

1.	the safety and well-being of our employees is one of our most important responsibilities,
2.	the development, education and advancement of employees is key to our sustainability, and
3.	embracing an inclusive workforce full of diverse backgrounds and perspectives drives innovation.

We continue to implement processes, procedures and programs that have helped us reduce our employee injury rate for the seventh fiscal year in a row, marking a 3% year-over-year improvement and an overall improvement of 59% since fiscal year 2015. Due to our swift and strategic response to coronavirus disease 2019 (COVID-19), we did not furlough or lay off any employees in fiscal year 2020 or 2021. We offer incentives for weight management and gym membership, as well as employee assistance programs to provide counseling services and emotional support, and in 2020, we created a formalized comprehensive well-being program that focuses on the physical, emotional, social and financial health of every employee.

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

We regularly review and adjust our affirmative action plans based on placement and utilization rates, and we strive to create an even more diverse and inclusive work environment by committing to and achieving the goals of the CEO Action for Diversity & Inclusion Pledge. Our Human Rights Policy demonstrates that Spire understands its universal responsibility to respect human rights and provides the basis for publicly affirming our values and embedding the responsibility into Spire’s operations and the way we do business.

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

Spire Missouri focuses its gas supply portfolio around a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement its regionally diverse firm transportation arrangements. Spire Missouri utilizes Midcontinent, Gulf Coast, Northeast, and Rocky Mountain gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions. Further, Spire STL Pipeline LLC (“Spire STL Pipeline”), a wholly owned subsidiary of Spire, may deliver up to 400,000 million British thermal units (MMBtu) per day of natural gas into eastern Missouri, of which Spire Missouri is the foundation shipper with a contractual commitment of 350,000 MMBtu per day. See related discussion under the caption “—The Utilities’ ability to meet their customers’ natural gas requirements may be impaired if contracted gas supplies, interstate pipeline and/or storage services are not available or delivered in a timely manner” under Item 1A, Risk Factors, and in Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

In fiscal year 2021, Spire Missouri purchased natural gas from 31 different suppliers to meet its total service area current gas sales and storage injection requirements. Spire Missouri entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature-sensitive needs of its customers. Natural gas purchased by Spire Missouri for delivery to its service areas included 52.1 billion cubic feet (Bcf) on the Southern Star Central Gas Pipeline, Inc. (Southern Star), 31.2 Bcf through the Spire STL Pipeline system, 24.1 Bcf through the Enable Mississippi River Transmission LLC (MRT) system, and a combined 18.0 Bcf on the Tallgrass Interstate Gas Transmission, LLC (TIGT), Panhandle Eastern Pipe Line Company, LP (PEPL), Missouri Gas Pipeline LLC (MOGAS) and Rockies Express Pipeline, LLC (REX) pipeline systems. Spire Missouri also holds firm transportation arrangements on several other interstate pipeline systems that provide access to gas supplies upstream. Some of Spire Missouri’s commercial and industrial customers purchased their own gas with Spire Missouri transporting 58.6 Bcf to them through its distribution system.

The fiscal year 2021 peak day send out of natural gas to Spire Missouri customers, including transportation customers, occurred on February 15, 2021. The average temperature was 2 degrees Fahrenheit in St. Louis and negative 4 degrees Fahrenheit in Kansas City. On that day, Spire Missouri’s customers consumed 1.93 Bcf of natural gas. For eastern Missouri, this peak day demand was met with natural gas transported to St. Louis through the MRT, MOGAS, Spire STL Pipeline, and Southern Star transportation systems, and from Spire Missouri’s on-system storage. For western Missouri, this peak day demand was met with natural gas transported to Kansas City through the Southern Star, PEPL, TIGT, and REX transportation systems.

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

In fiscal 2021, Spire Alabama purchased natural gas from 26 different suppliers to meet current gas sales, storage injection, and liquefied natural gas (LNG) liquefaction requirements, of which three are under long-term supply agreements. Approximately 76.1 Bcf was purchased for delivery by Southern Natural Gas, 5.8 Bcf by Transco, and 9.7 Bcf through intrastate pipelines to the Spire Alabama delivery points for its residential, commercial, and industrial customers.

The fiscal 2021 peak day send out for Spire Alabama was 0.6 Bcf on February 16, 2021, when the average temperature was 22 degrees Fahrenheit in Birmingham, of which 100% was met with supplies transported through Southern Natural Gas, Transco, intrastate facilities, and one of the four LNG peak shaving facilities.

Spire Gulf’s distribution system is directly connected to interstate pipelines, natural gas processing plants and gas storage facilities. Spire Gulf buys from a variety of producers and marketers, with BP Energy Company being the primary supplier.

Natural Gas Storage

Spire Missouri believes it currently has ample storage capacity to meet the demands of its distribution system, particularly to augment its supply during peak demand periods; however, see related discussion of Spire STL Pipeline under the caption “—The Utilities’ ability to meet their customers’ natural gas requirements may be impaired if contracted gas supplies, interstate pipeline and/or storage services are not available or delivered in a timely manner” under Item 1A, Risk Factors, and in Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8. Spire Missouri has a contractual right to store 21.5 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana, 16.3 Bcf of gas storage in Southern Star’s system storage facilities located in Kansas and Oklahoma, and 1.4 Bcf of firm storage on PEPL’s system storage. MRT’s tariffs allow injections into storage from May 1 through November 1 and require the withdrawal from storage of all but 4.3 Bcf from November 1 through May 1. Southern Star tariffs allow both injections and withdrawals into storage year-round with ratchets that restrict the associated flows dependent upon the underlying inventory level per the contracts.

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

Spire Alabama has a contractual right to store 12.7 Bcf of gas with Southern Natural Gas, 0.2 Bcf of gas with Transco and 0.2 Bcf of gas with Tennessee Gas Pipeline. In addition, Spire Alabama has 2.0 Bcf of LNG storage that can provide the system with up to an additional 0.2 Bcf of natural gas daily to meet peak day demand.

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

The following table presents the Company’s various labor agreements as of September 30, 2021:

Union	Local	Employees Covered	Contract Start Date	Contract End Date
Spire Missouri
United Steel, Paper and Forestry, Rubber Manufacturing, Allied-Industrial and Service Workers International Union (USW)	884	68	August 10, 2021	July 31, 2024
USW	11-6	911	August 1, 2021	July 31, 2024
USW	11-6-03 (fka 11-194)	115	August 1, 2021	July 31, 2024
USW	12561	137	October 9, 2019	July 31, 2022
USW	14228	46	October 9, 2019	July 31, 2022
USW	11-267	29	October 9, 2019	July 31, 2022
International Brotherhood of Electrical Workers	53	1	July 8, 2020	September 30, 2022
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Kansas City	230	September 21, 2019	July 31, 2022
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Monett	52	September 21, 2019	July 31, 2022
Total Spire Missouri		1,589

Spire Alabama
USW	12030	238	May 1, 2020	April 30, 2023
United Association of Gas Fitters	548	220	May 1, 2019	April 30, 2022
Total Spire Alabama		458

Spire Gulf
USW	541	67	August 1, 2020	July 31, 2023

Total Spire		2,114

Operating Revenues and Customer Information

The following tables present information on Spire’s revenues and therms sold and transported (before intersegment eliminations), and annual average numbers of customers for the three years ended September 30, 2021, 2020 and 2019.

Gas Utility Operating Revenues
(% of Total)	2021	2020	2019
Residential	58%	68%	68%
Commercial & Industrial	28%	22%	23%
Transportation	6%	6%	6%
Other	8%	4%	3%
Total	100%	100%	100%

Gas Utility Therms Sold and Transported
(In millions)	2021	2020	2019
Residential	1,091.0	1,054.2	1,132.9
Commercial & Industrial	488.6	473.4	525.2
Transportation	1,647.0	1,670.5	1,673.2
Interruptible	15.3	14.8	16.2
Total System	3,241.9	3,212.9	3,347.5
Off-System	70.8	84.9	38.5
Total	3,312.7	3,297.8	3,386.0

Gas Utility Customers	2021	2020	2019
Residential	1,612,385	1,599,693	1,584,570
Commercial & Industrial	112,635	112,566	112,561
Transportation	846	847	842
Interruptible	63	67	69
Total	1,725,929	1,713,173	1,698,042

Total annual average number of customers for Spire Missouri and Spire Alabama for fiscal 2021 was 1,194,781 and 428,427, respectively.

Regulatory Matters

For details on regulatory matters, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

Other Pertinent Matters

Spire Missouri is the only distributor of natural gas within its franchised service areas, while Spire Alabama is the main distributor of natural gas in its service areas. Spire Missouri and Spire Alabama have franchises in nearly all the communities where they provide service with terms varying from five years to an indefinite duration. A franchise is essentially a municipal permit to install and maintain pipes and construct other facilities in the community. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Spire Missouri’s and Spire Alabama’s current public utility businesses in their respective states. In recent years, although certain franchise agreements have expired, the Utilities have continued to provide service in those communities without formal franchises.

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

Residential, commercial, and industrial customers represent approximately 87% and 82% of fiscal 2021 operating revenues for Spire Missouri and Spire Alabama, respectively. Given the current level of natural gas supply and market conditions, the Utilities believe that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In new multi-family and commercial rental markets, the Utilities’ competitive exposures are presently limited to space and water heating applications.

Spire Missouri and Spire Alabama offer gas transportation service to its large commercial and industrial customers. Transportation customers represent approximately 2% and 16% of fiscal 2021 operating revenues for Spire Missouri and Spire Alabama, respectively. The Spire Missouri tariff approved for that type of service produces a margin similar to that which Spire Missouri would have received under their regular sales rates. Similarly, Spire Alabama’s tariff is based on Spire Alabama’s sales profit margin so that operating margins are unaffected.

The Utilities are subject to various environmental laws and regulations that, to date, have not materially affected the Utilities’ or the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 16, Commitment and Contingencies, of the Notes to Financial Statements in Item 8.

GAS MARKETING

Spire Marketing is engaged in the marketing of natural gas and related services throughout the United States, which includes customers within and outside of the Utilities’ service areas. For fiscal 2021 and 2020, Spire Marketing volumes averaged 2.02 Bcf/day and 2.13 Bcf/day, respectively. The majority of Spire Marketing’s business is derived from the procurement and physical delivery of natural gas to a diverse customer base, primarily in the central and southern U.S. Through its retail operations, Spire Marketing offers natural gas marketing services to large commercial and industrial customers, while its wholesale business consists of producers, pipelines, power generators, municipalities, storage operators, and utility companies. Wholesale activities currently represent a majority of the total Gas Marketing business. The Gas Marketing strategy is to leverage its market expertise and risk management skills to manage and optimize the value of its portfolio of commodity, transportation, park and loan, and storage contracts while controlling costs and acting on new marketplace opportunities.

In the course of its business, Spire Marketing enters into agreements to purchase natural gas at a future date in order to lock up supply to cover future sales commitments to its customers. To secure access to the markets it serves, Spire Marketing contracts for transportation capacity on various pipelines from pipeline companies directly and from other parties through the secondary capacity market. Throughout fiscal 2021, Spire Marketing held approximately 1.1 Bcf per day of firm transportation capacity. In addition, to ensure reliability of service and to provide operational flexibility, Spire Marketing enters into firm storage contracts and interruptible park and loan transactions with various companies, where it is able to buy and retain gas to be delivered at a future date, at which time it sells the natural gas to third parties. As of September 30, 2021, Spire Marketing has contracted for approximately 22.8 Bcf of such storage and park and loan capacity for the 2021-2022 winter season.

OTHER

Other components of the Company’s consolidated information include:

•	unallocated corporate items, including certain debt and associated interest costs;
•	Spire STL Pipeline and Spire Storage West LLC (“Spire Storage”), described below; and
•	Spire’s subsidiaries engaged in the operation of a propane pipeline, the compression of natural gas, and risk management, among other activities.

Spire STL Pipeline is a wholly owned subsidiary of Spire which owns and operates a 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. Its pipeline is under the jurisdiction of the Federal Energy Regulatory Commission (FERC), was placed into service in November 2019, and is currently permitted to deliver natural gas supply into eastern Missouri. Spire STL Pipeline’s operating revenue is derived primarily from Spire Missouri as its foundation shipper. The pipeline is currently operating under a temporary emergency certificate authorization from the FERC through December 13, 2021. See related discussion under the caption “—Failing to secure a permanent re-authorization of the Spire STL Pipeline to operate could adversely affect the Company” under “Item 1A. Risk Factors” and in Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

Spire Storage is engaged in the storage of natural gas in the western region of the United States. The facility consists of two storage fields operating under one FERC market-based rate tariff currently authorized to provide up to 39 Bcf of storage capacity to customers.

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

RISKS AND UNCERTAINTIES THAT RELATE TO THE BUSINESS AND FINANCIAL RESULTS OF SPIRE AND ITS SUBSIDIARIES

Failing to secure a permanent re-authorization of the Spire STL Pipeline to operate could adversely affect the Company.

On June 22, 2021, the U.S. Court of Appeals for the District of Columbia Circuit issued an order vacating Spire STL Pipeline’s certificates to operate by the FERC and remanding the proceeding back to the FERC, which took effect on October 8, 2021. The FERC, however, has issued a temporary emergency certificate authorization for the continued operation of the Spire STL Pipeline through December 13, 2021, unless otherwise shortened or revoked. Whether to extend the temporary emergency authorization or issue a new temporary authorization remains pending with the FERC. Also pending with the FERC is its decision on remand regarding whether to grant or deny permanent re-authorization of the pipeline. The commissioners’ statements at the November 18, 2021 FERC open meeting suggest they do not intend to allow the pipeline’s authorization to lapse in a manner that causes service to be interrupted this winter; however, they have not yet issued an order to extend the temporary authorization through the end of the 2021-2022 winter, and there is no assurance that the FERC will act to do so.

The court decision to vacate the Spire STL Pipeline’s Certificate of Public Convenience and Necessity previously issued by the FERC in 2018 could, depending on the course of action the FERC takes, cause a temporary or permanent halt in the natural gas supply transported by the pipeline or result in new regulatory conditions imposed on the pipeline, any of which could adversely affect the Company (including Spire Missouri) and our customers.

Spire Missouri relies on the Spire STL Pipeline to transport natural gas into the St. Louis region. In the event the pipeline is taken out of service or even as a result of regulatory uncertainty and business constraints associated with ongoing temporary authorization of the pipeline, Spire Missouri’s customers, financial condition and results of operations may be adversely impacted, which could result in a material adverse effect on the Company’s financial condition and operating results, as discussed under RISKS THAT RELATE TO THE GAS UTILITY SEGMENT below.

In addition, in the event the pipeline is taken out of service, the Company’s financial condition and results of operations may be adversely impacted by impairment of Spire STL Pipeline’s assets, currently carried at over $270 million, and other effects. Spire STL Pipeline will continue to pursue all legal and regulatory avenues to ensure its continued and future operation.

Reductions in capacity of interconnecting, third-party pipelines could cause a reduction in volumes transported by the Spire STL Pipeline, which could adversely affect the Company.

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

The U.S. Pipeline and Hazardous Materials Safety Administration (PHMSA) requires pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and to take additional measures to protect pipeline segments located in “high consequence areas” where a leak or rupture could potentially do the most harm. As the operator of a pipeline, Spire STL Pipeline is required to:

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

We face risks related to widespread public health concerns, such as the COVID-19 outbreak.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could negatively affect our operations, liquidity, financial condition, cash flows and results of operations. The outbreak of COVID-19 has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 led to shutdowns of customer operations and disrupted financial markets and supply chains.

During fiscal 2020 and, to a lesser extent, 2021, we experienced impacts on our results of operations as a result of COVID-19 including, but not limited to:

•	reduced collection of late payment charges, lower revenue on commercial and industrial volumes;
•	increased bad debt expenses;
•	increases in certain operational expenses such as enhanced cleaning and personal protection equipment;
•	decreases in expense for travel and medical claims; and
•	higher residential customer charges due to a temporary moratorium on disconnections.

We are continuing to assess the developments involving our workforce, customers and suppliers, as well as the ongoing response of federal and state authorities, our regulators and other business and community leaders. For example, the Company is currently reviewing the potential financial impacts related to the emergency temporary standard related to COVID-19 vaccination and testing released by the Occupational Safety and Health Administration on November 4, 2021. An extended slowdown of the United States' economy or demand for commodities and/or material changes in government policy in response to COVID-19 could result in lower demand for natural gas, particularly among our commercial and industrial customers, as well as negatively impact the ability of our customers, contractors, suppliers and other business partners to remain in business or return to reasonable business activity in the near future. While the crisis has not had a material effect on the Company to date, the impacts continue to unfold, and the full extent of future developments is not known at this time and may have a material impact on our results of operations, financial condition, liquidity and prospects. We have identified the following potential categories of risks for Spire, Spire Missouri and Spire Alabama outside of those already experienced through September 2021:

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

•	The impact of new regulatory actions that could increase costs or provide for future regulatory recovery of those costs;
•	Spire’s continued ability to access normal functioning capital markets in a prolonged economic downturn;
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

Climate change, and regulatory, public policy, or legislative changes to address the potential for climate change, could adversely affect operations and financial results of the Company. Management believes it is likely that any such resulting impacts would occur over a long period of time and thus would be difficult to quantify with any degree of specificity. To the extent climate change results in warmer temperatures, financial results could be adversely affected through lower gas volumes and revenues and lack of marketing opportunities. Another possible impact of climate change may be more frequent and more severe weather events, such as hurricanes and tornadoes, which could increase costs to repair damaged facilities and restore service to customers or result in lost revenues if the Company were unable to deliver natural gas to customers. To the extent such impacts are not covered by insurance or recovered in rates, this could have a material adverse effect on the Company’s financial condition, operating results and cash flows.

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

The Company has significantly reduced its current federal and state income tax obligations over the past few years through tax planning strategies including the use of bonus depreciation deductions for certain expenditures for property. As a result, the Company has generated large annual taxable losses that have resulted in significant federal and state net operating losses. The Company plans to utilize these net operating losses in the future to reduce income tax obligations. The value of these net operating losses could be reduced if the Company cannot generate enough taxable income in the future to utilize all of the net operating losses generated prior to the Tax Cuts and Jobs Act of 2017 before they expire due to lower than expected financial performance or regulatory actions.

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

In particular, the natural gas supply provided to Spire Missouri by Spire STL Pipeline is currently at risk due to the order issued by the U.S. Court of Appeals for the District of Columbia Circuit vacating the Spire STL Pipeline’s Certificate of Public Convenience and Necessity previously issued by the FERC and remanding the matter back to the FERC for further action. In the event this pipeline is taken out of service, either temporarily or permanently, Spire Missouri’s ability to secure new pipeline contracts on other systems serving the region may be significantly constrained, and Spire Missouri would not be able to replace that supply based on similar terms or at all over the short term based on current market and operating conditions. In the event that the Spire STL Pipeline is unavailable and an extreme weather event occurs, Spire Missouri would face heightened risks, including service outages and other disruptions; the need for service restoration, creating hazards for Spire Missouri, its employees, and its customers; the potential for loss of life and property in its service territory; and associated exposure to litigation or administrative proceedings. If this pipeline is taken out of service, Spire Missouri may need to design, construct, and place in service new facilities or modify existing facilities in order to receive gas from alternate sources, giving rise to additional regulatory and business risks and hazards.

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

Other than fixed-price forward physical purchase contracts, Spire Alabama currently does not utilize risk mitigation strategies that incorporate commodity hedge instruments but has the ability to do so through its GSA. Spire Gulf and Spire Mississippi typically hedge a portion of their gas supply for up to 30 months in advance.

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

Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies, a loss of existing customers, and fewer new customers especially in newly constructed buildings. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect the Utilities’ revenues and cash flows or restrict their future growth. Economic conditions in the Utilities’ service territories may also adversely impact the Utilities’ ability to collect accounts receivable, resulting in an increase in bad debt expense.

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

As a natural gas market participant, Spire Marketing is subject to applicable FERC- and Commodity Futures Trading Commission (CFTC)-administered statutes, rules, regulations and orders, including those directed generally to prevent manipulation of or fraud involving natural gas physical transactions and financial instruments, such as futures, options and swaps. Spire Marketing could be subject to substantial penalties and fines by the FERC or CFTC, or both, for failure to comply with such rules.

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

In October 2020, the CFTC finalized its rules that modify and expand the applicability of speculative position limits on the amounts of certain futures contracts (including options thereon), cash-settled “lookalike” contracts for or linked to the commodities underlying the foregoing futures contracts, as well as economically equivalent swaps containing “identical material” contractual specifications, terms and conditions as the foregoing contracts. While Spire Marketing anticipates qualifying for a bona fide hedging exemption from such limits, the CFTC’s final rules and earlier adopted aggregation rules may cause Spire Marketing’s hedging strategies described above to be limited if Spire Marketing is unable to qualify for an exemption.

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

Spire Missouri

The principal properties of Spire Missouri consist of its gas distribution system, which includes more than 31,000 miles of main and related service lines, odorization and regulation facilities, and customer meters. The mains and service lines are located in municipal streets or alleys, public streets or highways, or on lands of others for which Spire Missouri has obtained the necessary legal rights to place and operate its facilities on such property. Spire Missouri has an underground natural gas storage facility, several operating centers, and other related properties. Substantially all of Spire Missouri’s utility plant is subject to the liens of its mortgage. All the properties of Spire Missouri are held in fee, by easement, or under lease agreements.

Spire Alabama

The properties of Spire Alabama consist primarily of its gas distribution system, which includes more than 24,000 miles of main and related service lines, odorization and regulation facilities, and customer meters. The mains and service lines are located in municipal streets or alleys, public streets or highways, or on lands of others for which Spire Alabama has obtained the necessary legal rights to place and operate its facilities on such property. Spire Alabama also has four LNG facilities, several operating centers, and other related properties. All of the properties of Spire Alabama are held in fee, by easement, or under lease agreements.

Item 3. Legal Proceedings

For a description of pending regulatory matters of Spire, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8. For a description of environmental and other legal matters, see Contingencies in Note 16 of the Notes to Financial Statements in Item 8.

Item 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS – Listed below are executive officers as defined by the SEC for Spire. Their ages, at September 30, 2021, and positions are listed below along with their business experience during the past five years.

Name	Age	Position with Company (1)	Appointed (2)

S. Sitherwood	61	President and Chief Executive Officer	February 2012
		Chairman of the Board, Spire Missouri	January 2015
		Chairman of the Board, Spire Alabama	September 2014

S. L. Lindsey	55	Executive Vice President, Chief Operating Officer	January 2020
		Executive Vice President, Chief Executive Officer of Gas Utilities and Distribution Operations	October 2012
		Chief Executive Officer, Spire Missouri	December 2018
		President and Chief Executive Officer, Spire Missouri	January 2015
		Chief Executive Officer, Spire Alabama	September 2014

S. P. Rasche	61	Executive Vice President and Chief Financial Officer	November 2013
		Chief Financial Officer, Spire Missouri (until January 2020)	May 2012
		Chief Financial Officer, Spire Alabama (until January 2020)	September 2014

M. C. Darrell	63	Senior Vice President, Chief Legal and Compliance Officer	May 2012

M. C. Geiselhart	62	Senior Vice President, Chief Strategy and Corporate Development Officer	January 2015

S. B. Carter (3)	49	Senior Vice President, Chief Operating Officer of Distribution Operations	January 2019
		Senior Vice President, Commercial Operations	January 2017
		President, Spire Missouri	December 2018

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Spire

Spire’s common stock trades on The New York Stock Exchange (NYSE) under the symbol “SR”. The number of holders of record as of November 12, 2021 was 2,733.

Dividends are payable on the Company’s common stock at the discretion of its Board of Directors (the “Board”). Spire, and Spire Missouri prior to the holding company’s formation in 2000, has paid common stock dividends continuously since 1946, with 2021 marking the 18th consecutive year of increasing dividends on an annualized basis. Although the Board expects to continue paying dividends on the common stock for the foreseeable future, the declaration of dividends is not guaranteed. The amount of dividends on the common stock, if any, will depend upon the Company’s financial condition, results of operations, capital requirements, and other factors.

Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

September 30	2016	2017	2018	2019	2020	2021
Spire Inc.	$100.00	$120.72	$122.70	$149.82	$94.67	$113.07
S&P 500 Utilities Index	100.00	112.03	115.31	146.56	139.28	154.61
S&P 500 Index	100.00	118.61	139.85	145.80	167.89	218.26

*	Cumulative total return is based on a $100 investment on September 30, 2016, assuming reinvestment of dividends.

The S&P 500 Utilities Index is comprised of 28 utilities heavily weighted to large capitalization (median market cap of $21.6 billion) electric utilities. Stocks of small and mid cap electric utilities and gas utility companies in general (like Spire) were recently trading lower relative to the large cap electric sector.

For disclosures related to securities authorized for issuance under equity compensation plans, see Note 3, Stock-Based Compensation, of the Notes to Financial Statements in Item 8.

During the three months ended September 30, 2021, the only repurchases of the Company’s common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	1,054	$72.01	—	—
August 1, 2021 - August 31, 2021	40	72.27	—	—
September 1, 2021 - September 30, 2021	392	65.14	—	—
Total	1,486	$70.20	—	—

Spire Missouri

Spire Missouri common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.

Spire Missouri’s mortgage contains restrictions on its ability to pay cash dividends on its common stock, as described in further detail in Note 5, Shareholders’ Equity, of the Notes to Financial Statements in Item 8. As of September 30, 2021 and 2020, the amount under the mortgage’s formula that was available to pay dividends was $1,413.4 million and $1,269.4 million, respectively.

Spire Alabama

Spire Alabama common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.

Item 6. (Reserved)

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
•

changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utilities’ ability to earn the authorized rate of return and recover prudent costs in each of the service territories they serve;

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

Gas Utility

The Utilities seek to provide reliable natural gas services at a reasonable cost, while maintaining and building secure and dependable infrastructures. The Utilities’ strategies focus on improving both performance and the ability to recover their authorized distribution costs and rates of return. The Utilities’ distribution costs are the essential, primarily fixed, expenditures they must incur to operate and maintain more than 60,000 miles of mains and services comprising their natural gas distribution systems and related storage facilities.

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

The Utilities work actively to reduce the impact of wholesale natural gas price volatility on their costs by strategically structuring their natural gas supply portfolios to increase their gas supply availability and pricing alternatives. They may also use derivative instruments to hedge against significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Purchased Gas Adjustment (PGA) clause of Spire Missouri, Spire Gulf and Spire Mississippi and the Gas Supply Adjustment (GSA) rider of Spire Alabama allow the Utilities to flow through to customers, subject to prudence review by the public service commissions, the cost of purchased gas supplies, including costs, cost reductions and related carrying costs associated with the use of derivative instruments to mitigate volatility in the cost of natural gas. As of September 30, 2021, Spire Missouri had active derivative positions, but Spire Alabama has had no gas supply derivative instrument activity since 2010. Except in certain situations discussed under the caption “—The Utilities’ ability to meet their customers’ natural gas requirements may be impaired if contracted gas supplies, interstate pipeline and/or storage services are not available or delivered in a timely manner” under Item 1A, Risk Factors, and in Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8, the Utilities believe they will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.

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

Gas Marketing

Spire Marketing is engaged in the marketing of natural gas and related services throughout the United States, which includes customers within and outside of the Utilities’ service areas. Spire Marketing utilizes its natural gas supply agreements, transportation agreements, park and loan agreements, storage agreements and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price and volatility risks associated with providing such services to its customers through the use of a variety of risk management activities, including the use of exchange-traded/cleared derivative instruments and other contractual arrangements. Spire Marketing is committed to managing commodity price risk while it seeks to expand the services that it now provides. Nevertheless, income from the Gas Marketing operations is subject to more fluctuations in market conditions than the Utilities’ operations.

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

Spire Marketing cannot be certain that all of its wholesale purchase and sale transactions will settle physically. As such, these transactions are designated as trading activities for financial reporting purposes, due to their settlement characteristics. Results of operations from trading activities are reported on a net basis in natural gas expenses.

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

COVID-19

The outbreak of COVID-19 has adversely impacted economic activity and conditions worldwide. We are continuing to assess the developments involving our workforce, customers and suppliers, as well as the response of federal and state authorities, our regulators and other business and community leaders. The Company has implemented what we believe to be appropriate procedures and protocols to ensure the safety of our customers, suppliers and employees. These actions include activating incident management procedures, work-from-home for our office-based employees, limiting direct contact with our customers, and suspending disconnections and late payment fees for our utility customers for several months in 2020.

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

Spire Missouri received an Accounting Authority Order from the MoPSC to defer certain costs incurred through March 31, 2021, and has recorded a related regulatory asset of $6.2 as of September 30, 2021. Even with the cost increases and lost revenues, Spire Alabama exceeded the allowed return and recorded a Rate Stabilization and Equalization giveback in September 2020 and in January 2021, so there was no bottom-line impact of these COVID-19 effects.

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

EARNINGS

This section contains discussion and analysis of the results for the year ended September 30, 2021 compared to the results for the year ended September 30, 2020. The discussion and analysis of the results for the year ended September 30, 2020 compared to the results of the year ended September 30, 2019 can be found in Part II, Item 7 of Spire Inc.’s fiscal 2020 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on November 18, 2020.

Spire

Net Income (Loss) and Net Economic Earnings (Loss)

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Consol- idated	Per Diluted Share**
Year Ended September 30, 2021
Net Income (Loss) [GAAP]	$237.2	$44.8	$(10.3)	$271.7	$4.96
Adjustments, pre-tax:
Missouri regulatory adjustments	(9.0)	—	—	(9.0)	(0.17)
Fair value and timing adjustments	0.3	3.0	—	3.3	0.06
Acquisition, divestiture and restructuring activities	—	—	(1.3)	(1.3)	(0.02)
Income tax effect of adjustments*	2.1	(0.8)	0.3	1.6	0.03
Net Economic Earnings (Loss) [Non-GAAP]	$230.6	$47.0	$(11.3)	$266.3	$4.86

Year Ended September 30, 2020
Net Income (Loss) [GAAP]	$213.6	$7.0	$(132.0)	$88.6	$1.44
Adjustments, pre-tax:
Impairments	—	—	148.6	148.6	2.89
Fair value and timing adjustments	(0.3)	2.8	—	2.5	0.05
Income tax effect of adjustments*	0.1	(0.7)	(31.3)	(31.9)	(0.62)
Net Economic Earnings (Loss) [Non-GAAP]	$213.4	$9.1	$(14.7)	$207.8	$3.76

Year Ended September 30, 2019
Net Income (Loss) [GAAP]	$190.5	$18.5	$(24.4)	$184.6	$3.52
Adjustments, pre-tax:
Provision for ISRS rulings	12.2	—	—	12.2	0.23
Fair value and timing adjustments	—	1.2	—	1.2	0.03
Acquisition, divestiture and restructuring activities	—	—	0.4	0.4	0.01
Income tax effect of adjustments*	(2.9)	(0.3)	(0.1)	(3.3)	(0.06)
Net Economic Earnings (Loss) [Non-GAAP]	$199.8	$19.4	$(24.1)	$195.1	$3.73

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

Consolidated

Spire’s net income was $271.7 in fiscal 2021, compared with $88.6 in fiscal 2020. Basic and diluted earnings per share were $4.97 and $4.96, respectively, for fiscal 2021 compared with basic and diluted earnings per share of $1.44 for fiscal 2020.

The prior year amount reflects the impact of the third quarter 2020 impairment charge of $148.6 ($117.3 after tax). Excluding this charge, net income increased $65.8, driven by increases of $37.8 and $23.6 in Gas Marketing and Gas Utility, respectively, combined with a $4.4 improvement in results from Other.

Net economic earnings were $266.3 ($4.86 per diluted share) for the twelve months ended September 30, 2021, compared to $207.8 ($3.76 per diluted share) for the same period last year, reflecting earnings improvements in both the Gas Marketing and Gas Utility segments, as well as Other. These variances are discussed in greater detail below.

Gas Utility

Gas Utility net income increased by $23.6 from the prior year. The Gas Utility segment is higher due principally to a $24.1 increase in contribution margin resulting from higher off-system sales in the second quarter of the current year. This increase was a result of managing our gas inventory levels to serve our customers during the cold weather events in February 2021 and allowed Spire Missouri to capitalize on gas flow disruptions resulting in increased off-system sales which also benefited our customers. The current year also benefited from a $15.9 increase in Spire Missouri ISRS revenues (including the impact of a prior-year provision of $2.2 related to the ISRS ruling settled in the year), $9.8 in net favorable rate adjustments under the RSE mechanism at Spire Alabama, the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances totaling $9.0 ($6.8 after tax), and $6.3 higher contribution margin due to the impacts of colder weather in the second quarter of the current year. These positive impacts were partially offset by higher run-rate operating costs and a $14.7 increase in depreciation and amortization reflecting increased capital investment and a disallowed meter cost recovery in Spire Missouri.

Net economic earnings in the current year were $230.6, an increase of $17.2 over the same period in the prior year. The increase was primarily driven by higher contribution margin that was only partly offset by an increase in depreciation and amortization and higher run-rate operating expenses, after reclassification of certain postretirement benefit costs to other income and expense (no impact on net income) (“Nonservice Cost Transfer”) and the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances. These impacts are described in further detail below.

Gas Marketing

The Gas Marketing segment reported net income totaling $44.8 for the twelve months ended September 30, 2021, versus net income of $7.0 during the same period last year. Net economic earnings for the twelve months ended September 30, 2021, was $47.0, an increase of $37.9 from the same period last year. Both net income and net economic earnings reflect strong operating results in the current year, driven by storage positions established last year and the resulting optimization of market conditions in the second fiscal quarter due to extreme weather as a result of Winter Storm Uri.

Other

The Company’s other non-utility activities generated a net loss of $10.3 for fiscal 2021, compared to a net loss of $132.0 for the same period last year. Fiscal 2020 reflects the $117.3 after-tax impairment charge previously mentioned. Net economic loss was $11.3 for fiscal 2021, an improvement of $3.4 compared to fiscal 2020. The improvement was driven primarily by a smaller loss from Spire Storage.

Operating Revenues and Operating Expenses

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2021
Operating Income	$374.0	$58.5	$17.7	$—	$450.2
Operation and maintenance expenses	422.2	17.1	40.2	(13.7)	465.8
Depreciation and amortization	204.4	1.2	7.5	—	213.1
Taxes, other than income taxes	157.0	0.9	2.2	—	160.1
Less: Gross receipts tax expense	(93.9)	(0.1)	—	—	(94.0)
Contribution Margin [Non-GAAP]	1,063.7	77.6	67.6	(13.7)	1,195.2
Natural gas costs	961.7	18.8	0.1	(34.3)	946.3
Gross receipts tax expense	93.9	0.1	—	—	94.0
Operating Revenues	$2,119.3	$96.5	$67.7	$(48.0)	$2,235.5

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2020
Operating Income (Loss)	$334.3	$9.3	$(137.2)	$—	$206.4
Operation and maintenance expenses	421.3	11.8	38.2	(12.7)	458.6
Depreciation and amortization	189.7	0.6	7.0	—	197.3
Taxes, other than income taxes	146.5	1.1	0.8	—	148.4
Impairment loss	—	—	148.6	—	148.6
Less: Gross receipts tax expense	(91.1)	(0.4)	—	—	(91.5)
Contribution Margin [Non-GAAP]	1,000.7	22.4	57.4	(12.7)	1,067.8
Natural gas costs	660.2	65.1	0.4	(29.6)	696.1
Gross receipts tax expense	91.1	0.4	—	—	91.5
Operating Revenues	$1,752.0	$87.9	$57.8	$(42.3)	$1,855.4

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2019
Operating Income (Loss)	$293.4	$23.2	$(14.3)	$—	$302.3
Operation and maintenance expenses	441.7	11.7	31.6	(10.9)	474.1
Depreciation and amortization	179.4	0.1	2.2	—	181.7
Taxes, other than income taxes	151.7	0.8	1.5	—	154.0
Less: Gross receipts tax expense	(99.1)	(0.2)	—	—	(99.3)
Contribution Margin [Non-GAAP]	967.1	35.6	21.0	(10.9)	1,012.8
Natural gas costs	794.6	47.9	0.5	(2.7)	840.3
Gross receipts tax expense	99.1	0.2	—	—	99.3
Operating Revenues	$1,860.8	$83.7	$21.5	$(13.6)	$1,952.4

Consolidated

Spire’s operating revenues increased by $380.1, driven by higher revenues across all segments, net of intercompany eliminations. Both the Gas Utility and Gas Marketing segments saw their favorable results driven principally by the extreme weather experienced as a result of Winter Storm Uri in February of the current year. Specifically, the Gas Utility increase was $367.3, Spire Marketing increased $8.6, while Other (net of intercompany eliminations) increased $4.2, reflecting higher combined revenues from both Spire Storage and Spire STL Pipeline (which entered service in late calendar 2019).

Spire’s contribution margin increased $127.4 compared with the same twelve-month period last year, with all segments reporting increases. The Gas Utility contribution margin increased $63.0, primarily driven by the $51.2 increase from Spire Missouri and the $10.8 increase at Spire Alabama. The $55.2 increase in Gas Marketing reflects very favorable weather and market conditions in the current year second quarter. Higher contribution margins at Spire STL Pipeline are consistent with its in-service date early in fiscal 2020, and Spire Storage’s improvement reflects higher utilization of its storage capacity.

Depreciation and amortization expenses were higher in the Gas Utility segment, due principally to higher capital investments. Gas Utility O&M expenses were $0.9 higher in the current year, largely due to the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances totaling $9.0 offset by Nonservice Cost Transfer of $2.1. These fluctuations are described in more detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for fiscal 2021 increased $367.3 compared to fiscal 2020, and was attributable to the following factors:

Spire Missouri – Higher PGA gas cost recoveries	$183.2
Spire Missouri and Spire Alabama – Off-system sales and capacity release	113.0
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	31.9
Spire Missouri – Higher ISRS (including ISRS rulings prior year true-up)	15.9
Spire Alabama – RSE: net adjustments	9.4
Spire EnergySouth growth	5.3
All other factors	8.6
Total Variation	$367.3

As shown in the table above, the increase in revenues was driven primarily by a $183.2 increase in Spire Missouri gas costs (including $195.8 of cover charges and OFO penalties to certain wholesale customers), a $113.0 increase in off-system sales, and higher weather/volumetric impacts of $31.9. The segment also benefited from a $15.9 increase of Spire Missouri ISRS, a $9.4 increase due to Spire Alabama’s rate adjustments under the RSE mechanism, and $5.3 growth from Spire EnergySouth.

Contribution Margin – Gas Utility contribution margin was $1,063.7 for fiscal 2021, a $63.0 increase over the same period last year. The increase was attributable to the following factors:

Spire Missouri and Spire Alabama – Off-system sales and capacity release	$24.1
Spire Missouri – Higher ISRS (including ISRS rulings prior year true-up)	15.9
Spire Alabama – RSE: net adjustments	9.8
Spire Missouri and Spire Alabama – Volumetric usage	6.3
All other factors	6.9
Total Variation	$63.0

The contribution margin increase resulted primarily from higher off-system sales, Missouri ISRS (net of ISRS ruling provisions), Spire Alabama rate adjustments under the RSE mechanism, and higher volumetric margins. The higher off-system sales and volumetric impacts were primarily the result of the extreme weather conditions from Winter Storm Uri in February of the current year.

Operating Expenses – O&M expenses in fiscal 2021 increased by $0.9 million compared to the prior-year period. This variance reflects the Nonservice Cost Transfer of $2.1 and the $9.0 decrease attributable to the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances. Excluding these impacts, O&M expenses increased by $7.8 due primarily to higher employee-related costs and $3.7 due to one-time cost adjustments relating to stipulations settled in the current Spire Missouri rate case. Depreciation and amortization expenses for the twelve months ended September 30, 2021 increased $14.7 from the same period last year, principally the result of continued infrastructure capital spending, with $11.2 of the increase attributable to Spire Missouri and $2.8 attributable to Spire Alabama. Included in the Spire Missouri increase is a $3.4 charge pertaining to meter cost recovery that was disallowed by the MoPSC.

Gas Marketing

Operating Revenues – Gas Marketing operating revenue for the year ended September 30, 2021 increased $8.6 from the prior year. The variance in revenues reflects higher volumes and pricing, combined with the monetizing of incremental storage capacity.

Contribution Margin – Gas Marketing contribution margin during the twelve months ended September 30, 2021, increased $55.2 from the same period last year, driven principally by strong second quarter results in the current year. During the second quarter, the February 2021 cold weather events drove significantly higher regional basis differentials and volumes.

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of Winter Storm Uri. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure from the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events have made Spire Marketing subject to various commercial disputes (including regarding force majeure) and a regulatory dispute regarding tariff obligations as a shipper on an interstate pipeline. As such, Spire Marketing recorded an estimate of potential liabilities for damages based on the facts and circumstances surrounding each counterparty transaction as of March 31, 2021. During the subsequent two quarters, a number of these disputes have been resolved and/or exposures clarified based on further communication with the counterparties. It is expected that the estimate will change as new facts emerge or further settlements are reached, and it is possible that final settlement amounts may materially differ from the current estimate.

Other

Other operating revenue increased $9.9 for the year ended September 30, 2021 compared to 2020, driven principally by Spire Storage and Spire STL Pipeline that was placed in service in November of 2019. Other operating expenses were $2.0 higher than the prior year reflecting higher activity levels at Spire Storage and Spire STL Pipeline FERC Certificate defense costs.

Interest Charges

Consolidated interest charges during the year ended September 30, 2021 increased $1.1 versus the prior year. The increase was primarily driven by net long-term debt issuances in the current year and the prior year benefiting from Allowance for Funds Used in Construction (AFUDC) non-cash income at Spire STL Pipeline. The current year also benefited from lower interest rates that were only slightly offset by higher levels of average short-term borrowings. Short-term rates averaged 0.4% in the current year versus 1.7% for the prior year and, for the years ended September 30, 2021 and 2020, average short-term borrowings were $610.5 and $576.2, respectively.

Income Taxes

Consolidated income tax expense during the year ended September 30, 2021 was $68.5, compared to $12.4 for fiscal 2020. This increase of $56.1 is primarily the result of the $31.3 tax benefit relating to the impairment loss recorded in the third quarter of fiscal 2020, combined with higher pre-tax book income this year and a higher effective rate due to mix of earnings among entities in the current year.

Spire Missouri

Summary Operating Results

	Year ended September 30,
	2021	2020
Operating Income	$228.6	$205.6
Operation and maintenance expenses	261.1	251.0
Depreciation and amortization	129.2	118.0
Taxes, other than income taxes	110.9	103.2
Less: Gross receipts tax expense	(64.3)	(63.5)
Contribution Margin [Non-GAAP]	665.5	614.3
Natural gas costs	786.8	515.8
Gross receipts tax expense	64.3	63.5
Operating Revenues	$1,516.6	$1,193.6
Net Income	$144.1	$130.2

Operating revenues during the twelve months ended September 30, 2021, increased $323.0 from the same period last year primarily due to a $183.2 increase attributable to higher gas costs (including $195.8 of cover charges and OFO penalties to certain wholesale customers), a $110.6 increase due to higher off-system sales, $15.9 higher ISRS, and a $6.7 increase in volumetric impacts (net of weather mitigation) relating to colder weather conditions primarily in the second quarter of the current year.

Contribution margin increased $51.2 versus the same period in the prior year. The variance was attributable to a $22.9 increase in off-system sales and $6.5 higher volumetric margins (both principally due to the extreme weather in February of the current year), as well as the previously mentioned $15.9 increase in ISRS, and $1.3 related to customer growth.

O&M expenses during the twelve months ended September 30, 2021, increased $10.1 from the same period last year. Excluding the Nonservice Cost Transfer of $5.0 and the Missouri Supreme Court ruling totaling $9.0 discussed above, O&M was higher by $14.1, reflecting higher employee-related expenses and $3.7 relating to cost adjustments relating to stipulations settled in the current Spire Missouri rate case. Depreciation increased by $11.2 as a result of continuing capital investment and a $3.4 charge pertaining to disallowed meter cost recovery by the MoPSC.

Spire Missouri’s other expense increased $0.2 versus the comparable prior-year period. Removing the impact of the Nonservice Cost Transfer of $5.0, other expense increased $5.2, primarily due to higher charitable contributions in the current year only being partly offset by increases in the value of investments associated with non-qualified employee benefit plans reflecting market conditions.

Net income for the twelve months ended September 30, 2021, increased $13.9 versus the same period in the prior year.

Temperatures in Spire Missouri’s service areas during the twelve months ended September 30, 2021, were 2.1% warmer than the same period last year and 4.0% warmer than normal. Despite the slightly warmer overall period temperatures, the Spire Missouri total system therms sold and transported were 1,700.2 million for the twelve months ended September 30, 2021, compared with 1,684.0 million for the same period last year. The increase was entirely due to the February cold weather events in the second quarter of the current year. Total off-system therms sold and transported were 22.4 million for the twelve months ended September 30, 2021, compared with 30.6 million for the same period last year. The 29.7% year-over-year increase in the second quarter of this year resulting from the February cold weather events was more than offset by lower therms transported in all remaining quarters of the current year.

Spire Alabama

Summary Operating Results

	Year ended September 30,
	2021	2020
Operating Income	$117.0	$102.9
Operation and maintenance expenses	132.5	139.1
Depreciation and amortization	62.1	59.3
Taxes, other than income taxes	37.1	34.8
Less: Gross receipts tax expense	(25.1)	(23.3)
Contribution Margin [Non-GAAP]	323.6	312.8
Natural gas costs	145.3	118.9
Gross receipts tax expense	25.1	23.3
Operating Revenues	$494.0	$455.0
Net Income	$73.8	$65.7

Operating revenues for the twelve months ended September 30, 2021, increased $39.0 from the same period last year. The change was principally driven by a $25.2 increase in weather and usage impacts (net of weather mitigation) and $9.4 higher net rate adjustments under the RSE mechanism. Off-system sales in the current year contributed $2.4 to revenue growth, as off-system sales only commenced in the fourth quarter of fiscal 2020.

Contribution margin increased $10.8, which was principally a result of the rate adjustments under the RSE mechanism of $9.8 and $1.2 related to higher off-system sales. O&M expenses for the twelve months ended September 30, 2021, decreased $6.6 from the same period last year. Excluding the impact of the Nonservice Cost Transfer of $2.4, the decrease of $4.2 was primarily driven by lower operations and employee-related costs.

Net income for the twelve months ended September 30, 2021, increased $8.1 versus the same period in the prior year.

Temperatures in Spire Alabama’s service area during the twelve months ended September 30, 2021, were 12.0% colder than the same period last year but 6.4% warmer than normal. Spire Alabama’s total system therms sold and transported were 1,029.6 million for the twelve months September 30, 2021, compared with 1,034.8 million for the same period last year. Off-system sales, and related therms sold totaled 48.4 million, versus 54.3 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	2021	2020	2019
Net cash provided by operating activities	$249.8	$469.9	$450.9
Net cash used in investing activities	(622.0)	(631.6)	(838.3)
Net cash provided by financing activities	379.4	160.0	371.8

Net cash provided by operating activities decreased $220.1 from 2020 to 2021 and increased $19.0 from 2019 to 2020. Principally, these changes were related to regulatory timing and fluctuations in working capital items, as discussed below in the Future Cash Requirements section. More specifically, when looking at the change from 2020 to 2021, the large increase in accounts receivable was due to the February 2021 cold weather event and the related delayed collections. In addition, this significant cold weather event impacted other areas, including increased inventories to ensure supply and increased accounts payable as related gas costs had risen. For more information, see the discussion of Spire Missouri’s Operational Flow Order in Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

In fiscal 2021, the Company used $9.6 less cash in investing activities than in fiscal 2020, primarily driven by a $13.6 decrease in capital expenditures. The primary driver of the lower capital expenditures was a $53.3 decline related to Spire STL Pipeline and Spire Storage, largely offset by a $42.6 capital spending increase at Gas Utility, where the focus remained on infrastructure upgrades and new business development.

In fiscal 2020, the Company used $206.7 less cash in investing activities than in fiscal 2019. The major driver of the reduction was lower capital expenditures, down $184.9 versus the prior year. The Spire STL Pipeline, which was placed into service in the first fiscal quarter of 2020, accounted for $97.4 of the reduction, and expenditures at Spire Storage were $59.6 below prior year levels. Capital expenditures at the Utilities were down $29.1.

Net cash provided by financing activities was up $219.4 when comparing fiscal 2021 to fiscal 2020. Current year long-term debt issuances were $629.1, or $119.1 higher than in fiscal 2020, and the combination of lower net repayments of both long-term and short-term debt in fiscal 2021 contributed $150.8 to the year-over-year increase. Partially offsetting these increases was a $40.1 decline in cash generated from common stock issuances and $5.2 higher common stock dividend payments.

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

Future Cash Requirements

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

Spire’s material cash requirements as of September 30, 2021, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends.

Total Company capital expenditures are planned to be $570 for fiscal 2022, though Spire had purchase commitments for only a small portion of these as of September 30, 2021.

As detailed in Note 6, Long-Term Debt, of the Notes to Financial Statements in Item 8, $55.8 of the total $3,014.6 principal amount is due in fiscal 2022. Using each long-term debt instrument’s stated maturity and fixed rates or variable rates as of September 30, 2021, interest payments are projected to total $1,645.7, of which $108.3 is due in fiscal 2022.

Spire’s natural gas purchase obligations totaled $1,889.0, including $759.1 for fiscal 2022, representing the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. The amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using forward market prices as of September 30, 2021. Each of the Utilities generally recovers costs related to its purchases, transportation and storage of natural gas through the operation of its PGA clause or GSA rider, subject to prudence review by the appropriate regional public service commission. Additional contractual commitments are generally entered into prior to or during the heating season.

Spire dividends declared and payable as of September 30, 2021, totaled $39.4, while annualized dividends based on the regular quarterly amounts declared on November 11, 2021, are estimated at $156.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated requirements.

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of September 30, 2021, the debt ratings of the Company, Spire Missouri and Spire Alabama, shown in the following table, remain at investment grade with a stable outlook.

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB+	Baa2
Spire Inc. preferred stock	BBB	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	A-	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of September 30, 2021 or 2020.

Short-term Debt

The Utilities’ short-term borrowing requirements typically peak during the colder months, while most of the Company’s other needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper or the use of a revolving credit facility. For information about these resources, see Note 7, Notes Payable and Credit Agreements, of the Notes to Financial Statements in Item 8 and “Interest Rate Risk” under “Market Risk” below.

Long-term Debt and Equity

At September 30, 2021, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $3,014.6, of which $1,348.0 was issued by Spire Missouri, $625.0 was issued by Spire Alabama, and $211.6 was issued by other subsidiaries. For more information about long-term debt, see Note 6 of the Notes to Financial Statements in Item 8 and “Interest Rate Risk” under “Market Risk” below.

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

In February 2021, Spire issued 3.5 million equity units for an aggregate stated amount of $175.0, resulting in net proceeds of $169.3 after underwriting fees and other issuance costs. See Note 5, Shareholders’ Equity, of the Notes to Financial Statements in Item 8 for additional discussion of these equity units.

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

Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $660.0 for financings placed any time before September 30, 2023. As of September 30, 2021, $355.0 remained available under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 182,689 and 177,295 shares at September 30, 2021 and November 12, 2021, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

On February 6, 2019, Spire entered into an “at-the-market” equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Those shares are issued pursuant to Spire’s universal shelf registration statement referenced above and a prospectus supplement dated May 14, 2019. Under this program, a total of 626,249 shares were issued in fiscal 2019 and 2020, and as of September 30, 2021, Spire can still issue shares having an aggregate offering price of up to $102.2.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 47% equity at September 30, 2021 and 50% equity at September 30, 2020. For more information about equity, see Note 5 of the Notes to Financial Statements in Item 8.

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

REGULATORY MATTERS

In May and July 2021, the U.S. Department of Homeland Security’s Transportation Security Administration issued security directives that included several new cybersecurity requirements for critical pipeline owners and operators. Among these requirements is the implementation of specific mitigation measures to protect against ransomware attacks and other known threats to information and operational technology systems; development and implementation of a cybersecurity contingency and recovery plan; and performance of a cybersecurity architecture design review. We are currently implementing several of these directives and evaluating the potential effect of several others on our operations and facilities, as well as the potential cost of implementation, and will continue to monitor for any clarifications or amendments to these directives. We are also engaged in a continuous program of testing and updating our cybersecurity measures.

For discussions of other regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

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

For more information, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

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

For more information, see Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements in Item 8.

The tables below reflect the sensitivity of Spire’s plans to potential changes in key assumptions:

Pension Plan Benefits: Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) to Projected Benefit Obligation	Estimated Increase/ (Decrease) to Annual Net Pension Cost*
Discount Rate	0.25%	$(19.5)	$0.4
	(0.25)%	20.6	(0.5)
Expected Return on Plan Assets	0.25%	—	(1.1)
	(0.25)%	—	1.1
Rate of Future Compensation Increase	0.25%	1.3	0.3
	(0.25)%	(1.3)	(0.2)

Postretirement Benefits: Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/ (Decrease) to Projected Postretirement Benefit Obligation	Estimated Increase/ (Decrease) to Annual Net Postretirement Benefit Cost*
Discount Rate	0.25%	$(4.8)	$0.1
	(0.25)%	4.9	(0.1)
Expected Return on Plan Assets	0.25%	—	(0.7)
	(0.25)%	—	0.7

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

Income Taxes – Income tax calculations require estimates due to book-tax differences, estimates with respect to regulatory treatment of certain items, and uncertainty in the interpretation of tax laws and regulations. Critical assumptions and judgments also include projections of future taxable income to determine the ability to utilize net operating losses and credit carryforwards prior to their expiration. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management regularly assesses financial statement tax provisions to identify any change in regulatory treatment or tax related estimates and assumptions that could have a material impact on cash flows, financial position and/or results of operations. For more information, see Note 12, Income Taxes, of the Notes to Financial Statements in Item 8.

For further discussion of significant accounting policies, see Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements in Item 8.

MARKET RISK

Commodity Price Risk

Gas Utility

The Utilities’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of Spire Missouri’s PGA clauses and Spire Alabama’s GSA rider. The PGA clauses and GSA rider allows the Utilities to flow through to customers, subject to prudence review by the MoPSC and APSC, the cost of purchased gas supplies. Spire Missouri is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. Spire Missouri is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. The Utilities also have risk management policies that allow for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. These policies prohibit speculation. As of September 30, 2021, Spire Missouri had active natural gas derivative positions, but Spire Alabama did not. Costs and cost reduction, including carrying costs, associated with the use of natural gas derivative instruments are allowed to be passed on to customers through the operation of the PGA clauses or GSA rider. Accordingly, the Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. For more information about the Utilities’ natural gas derivative instruments, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8.

Gas Marketing

In the course of its business, Spire’s non-regulated gas marketing subsidiary, Spire Marketing, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, Spire Marketing has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, Spire Marketing manages the price risk associated with its fixed price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options and swap contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) to lock in margins. At September 30, 2021 and 2020, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations.

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

	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin
Net balance of derivative assets at September 30, 2020	$5.7	$(0.4)	$5.3
Changes in fair value	77.5	—	77.5
Settlements/purchases - net	(31.1)	—	(31.1)
Changes in cash margin	—	(38.9)	(38.9)
Net balance of derivative assets at September 30, 2021	$52.1	$(39.3)	$12.8

	As of September 30, 2021
Maturity by Fiscal Year	Total	2022	2023	2024	2025
Fair values of exchange-traded/cleared natural gas derivatives - net	$59.3	$51.0	$7.9	$0.3	$0.1
Fair values of basis swaps - net	1.7	1.1	0.5	0.1	—
Fair values of puts and calls - net	(8.3)	(8.2)	(0.1)	—	—

Position volumes:
MMBtu - net (short) long futures/swap/option positions	61.9	41.5	18.4	1.8	0.2
MMBtu - net (short) long basis swap positions	0.1	2.4	(1.9)	(0.4)	—
MMBtu - net (short) puts and calls positions	(2.4)	(2.4)	—	—	—

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

Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal 2022:

Net balance of derivative liabilities at September 30, 2020	$(7.4)
Changes in fair value	(50.8)
Settlements	(3.3)
Net balance of derivative liabilities at September 30, 2021	$(61.5)

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its short-term debt issuances. Based on average short-term borrowings during fiscal 2021, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense (and a decrease in pre-tax earnings and cash flows) of approximately $6.1 on an annual basis. Portions of such an increase may be offset through the Utilities’ application of PGA and GSA carrying costs. At September 30, 2021, Spire had fixed-rate long-term debt totaling $3,014.6, of which $1,348.0 was issued by Spire Missouri, $625.0 was issued by Spire Alabama, and $1,041.6 was issued by Spire and other subsidiaries. While the long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

Spire Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Inc.’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Inc.’s internal control over financial reporting was effective as of September 30, 2021. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on Spire Inc.’s internal control over financial reporting, which is included herein.

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

Spire Missouri Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Missouri Inc.’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Missouri Inc.’s internal control over financial reporting was effective as of September 30, 2021.

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

Spire Alabama Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Alabama Inc.’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Alabama Inc.’s internal control over financial reporting was effective as of September 30, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spire Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2021, of the Company and our report dated November 22, 2021, expressed an unqualified opinion on those financial statements.

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

November 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spire Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commissions will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2021, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

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

•	We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments, in the financial statements.
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

November 22, 2021

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Missouri Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Missouri Inc. (a wholly owned subsidiary of Spire Inc.) (the “Company”) as of September 30, 2021 and 2020, the related statements of comprehensive income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commission will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2021, and the judgments made by management to support their assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

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

•	We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments, in the financial statements.
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

November 22, 2021

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Alabama Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Alabama Inc. (a wholly owned subsidiary of Spire Inc.) (the “Company”) as of September 30, 2021 and 2020, the related statements of income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commission will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2021, and the judgments made by management to support their assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

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

•	We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments, in the financial statements.
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

November 22, 2021

We have served as the Company’s auditor since 2014.

SPIRE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30
(In millions, except per share amounts)	2021	2020	2019
Operating Revenues	$2,235.5	$1,855.4	$1,952.4
Operating Expenses:
Natural gas	946.3	696.1	840.3
Operation and maintenance	465.8	458.6	474.1
Depreciation and amortization	213.1	197.3	181.7
Taxes, other than income taxes	160.1	148.4	154.0
Impairments	—	148.6	—
Total Operating Expenses	1,785.3	1,649.0	1,650.1
Operating Income	450.2	206.4	302.3
Interest Expense, Net	106.6	105.5	104.4
Other (Expense) Income, Net	(3.4)	0.1	21.2
Income Before Income Taxes	340.2	101.0	219.1
Income Tax Expense	68.5	12.4	34.5
Net Income	271.7	88.6	184.6
Provision for preferred dividends	14.8	14.8	5.3
Income allocated to participating securities	0.4	0.1	0.4
Net Income Available to Common Shareholders	$256.5	$73.7	$178.9

Weighted Average Number of Common Shares Outstanding:
Basic	51.6	51.2	50.7
Diluted	51.7	51.3	50.8
Basic Earnings Per Share of Common Stock	$4.97	$1.44	$3.53
Diluted Earnings Per Share of Common Stock	$4.96	$1.44	$3.52

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2021	2020	2019
Net Income	$271.7	$88.6	$184.6
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	61.2	(8.9)	(46.4)
Amounts reclassified into net income	(1.3)	(3.2)	(1.3)
Net gain (loss) on cash flow hedging derivative instruments	59.9	(12.1)	(47.7)
Net loss on defined benefit pension and other postretirement plans	(1.3)	(0.5)	(0.9)
Net unrealized (loss) gain on available-for-sale debt securities	(0.2)	—	0.1
Other Comprehensive Income (Loss), Before Tax	58.4	(12.6)	(48.5)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	13.6	(2.7)	(10.8)
Other Comprehensive Income (Loss), Net of Tax	44.8	(9.9)	(37.7)
Comprehensive Income	$316.5	$78.7	$146.9

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED BALANCE SHEETS

	September 30
(In millions)	2021	2020
ASSETS
Utility Plant	$7,225.0	$6,766.3
Less: Accumulated depreciation and amortization	2,169.3	2,086.2
Net Utility Plant	5,055.7	4,680.1
Non-utility Property (net of accumulated depreciation and amortization of $32.1 and $19.0 at September 30, 2021 and 2020, respectively)	471.1	432.3
Other Investments	83.1	71.7
Total Other Property and Investments	554.2	504.0
Current Assets:
Cash and cash equivalents	4.3	4.1
Accounts receivable:
Utility	338.4	131.8
Other	288.2	146.4
Allowance for credit losses	(30.3)	(24.9)
Delayed customer billings	9.2	10.0
Inventories:
Natural gas	267.7	154.3
Propane gas	8.7	10.7
Materials and supplies	28.6	26.5
Regulatory assets	306.5	69.5
Prepayments	29.0	29.2
Other	66.2	33.0
Total Current Assets	1,316.5	590.6
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6
Regulatory assets	993.5	1,069.4
Other	264.9	225.5
Total Deferred Charges and Other Assets	2,430.0	2,466.5
Total Assets	$9,356.4	$8,241.2

SPIRE INC.

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30
	2021	2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at September 30, 2021 and 2020)	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 51.7 million issued and outstanding at September 30, 2021, and 51.6 million shares issued and outstanding September 30, 2020)	51.7	51.6
Paid-in capital	1,517.9	1,549.2
Retained earnings	843.0	720.7
Accumulated other comprehensive income (loss)	3.6	(41.2)
Total Shareholders' Equity	2,658.2	2,522.3
Temporary equity	9.8	3.4
Long-term debt (less current portion)	2,939.1	2,423.7
Total Capitalization	5,607.1	4,949.4
Current Liabilities:
Current portion of long-term debt	55.8	60.4
Notes payable	672.0	648.0
Accounts payable	409.9	243.3
Advance customer billings	32.1	45.3
Wages and compensation accrued	59.5	46.3
Customer deposits	28.9	30.6
Taxes accrued	78.8	71.4
Regulatory liabilities	34.6	113.0
Other	236.7	190.9
Total Current Liabilities	1,608.3	1,449.2
Deferred Credits and Other Liabilities:
Deferred income taxes	612.3	511.4
Pension and postretirement benefit costs	235.9	309.0
Asset retirement obligations	519.6	540.1
Regulatory liabilities	620.9	343.7
Other	152.3	138.4
Total Deferred Credits and Other Liabilities	2,141.0	1,842.6
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$9,356.4	$8,241.2

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions,	Common Stock		Preferred	Paid-in	Retained
except per share amounts)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Balance at September 30, 2018	50,671,903	$50.7	$—	$1,482.7	$715.6	$6.4	$2,255.4
Net income	—	—	—	—	184.6	—	184.6
Common stock issued	179,630	0.2	—	14.2	—	—	14.4
Dividend reinvestment plan	62,735	—	—	5.1	—	—	5.1
Stock-based compensation costs	—	—	—	6.2	—	—	6.2
Stock issued under stock-based compensation plans	87,978	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(28,731)	—	—	(2.3)	—	—	(2.3)
Temporary equity adjustment to redemption value	—	—	—	—	(0.8)	—	(0.8)
Preferred stock issued	—	—	242.0	—	—	—	242.0
Dividends declared:
Common stock ($2.37 per share)	—	—	—	—	(120.5)	—	(120.5)
Preferred stock ($0.344 per depositary share)	—	—	—	—	(3.4)	—	(3.4)
Other comprehensive loss, net of tax	—	—	—	—	—	(37.7)	(37.7)
Balance at September 30, 2019	50,973,515	$51.0	$242.0	$1,505.8	$775.5	$(31.3)	$2,543.0
Net income	—	—	—	—	88.6	—	88.6
Common stock issued	446,619	0.4	—	31.6	—	—	32.0
Dividend reinvestment plan	122,545	0.1	—	9.1	—	—	9.2
Stock-based compensation costs	—	—	—	6.0	—	—	6.0
Stock issued under stock-based compensation plans	110,463	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(41,353)	—	—	(3.2)	—	—	(3.2)
Temporary equity adjustment to redemption value	—	—	—	—	3.4	—	3.4
Dividends declared:
Common stock ($2.49 per share)	—	—	—	—	(128.4)	—	(128.4)
Preferred stock ($1.84375 per depositary share)	—	—	—	—	(18.4)	—	(18.4)
Other comprehensive loss, net of tax	—	—	—	—	—	(9.9)	(9.9)
Balance at September 30, 2020	51,611,789	$51.6	$242.0	$1,549.2	$720.7	$(41.2)	$2,522.3
Net income	—	—	—	—	271.7	—	271.7
Dividend reinvestment plan	24,565	—	—	1.6	—	—	1.6
Stock-based compensation costs	—	—	—	9.1	—	—	9.1
Stock issued under stock-based compensation plans	65,316	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(16,787)	—	—	(1.1)	—	—	(1.1)
Equity units issued	—	—	—	(40.8)	—	—	(40.8)
Temporary equity adjustment to redemption value	—	—	—	—	1.3	—	1.3
Dividends declared:
Common stock ($2.60 per share)	—	—	—	—	(135.9)	—	(135.9)
Preferred stock ($1.475 per depositary share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	—	44.8	44.8
Balance at September 30, 2021	51,684,883	$51.7	$242.0	$1,517.9	$843.0	$3.6	$2,658.2

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2021	2020	2019
Operating Activities:
Net Income	$271.7	$88.6	$184.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213.1	197.3	181.7
Impairments	—	148.6	—
Deferred income taxes and investment tax credits	67.0	9.0	31.8
Changes in assets and liabilities:
Accounts receivable	(343.0)	36.2	2.7
Inventories	(111.0)	2.6	13.6
Regulatory assets and liabilities	76.6	0.6	—
Accounts payable	177.7	(43.1)	(6.4)
Delayed/advance customer billings, net	(12.4)	7.0	12.4
Taxes accrued	8.9	2.9	3.5
Other assets and liabilities	(116.1)	12.0	31.0
Other	17.3	8.2	(4.0)
Net cash provided by operating activities	249.8	469.9	450.9
Investing Activities:
Capital expenditures	(624.8)	(638.4)	(823.3)
Other business acquisitions	—	—	(7.9)
Other	2.8	6.8	(7.1)
Net cash used in investing activities	(622.0)	(631.6)	(838.3)
Financing Activities:
Issuance of preferred stock	—	—	242.0
Issuance of long-term debt	629.1	510.0	230.0
Repayment of long-term debt	(115.4)	(147.0)	(184.1)
Issuance (repayment) of short-term debt, net	24.0	(95.2)	189.6
Issuance of common stock	1.0	41.1	19.5
Dividends paid on common stock	(133.2)	(128.0)	(119.0)
Dividends paid on preferred stock	(14.8)	(14.8)	(3.4)
Other	(11.3)	(6.1)	(2.8)
Net cash provided by financing activities	379.4	160.0	371.8
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	7.2	(1.7)	(15.6)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	4.1	5.8	21.4
Cash, Cash Equivalents, and Restricted Cash at End of Year	$11.3	$4.1	$5.8

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(98.7)	$(100.0)	$(102.4)
Income taxes	(1.5)	(2.9)	(2.7)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2021	2020	2019
Operating Revenues	$1,516.6	$1,193.6	$1,291.8
Operating Expenses:
Natural gas	786.8	515.8	629.8
Operation and maintenance	261.1	251.0	268.1
Depreciation and amortization	129.2	118.0	111.5
Taxes, other than income taxes	110.9	103.2	107.6
Total Operating Expenses	1,288.0	988.0	1,117.0
Operating Income	228.6	205.6	174.8
Interest Expense, Net	50.3	49.4	49.2
Other (Expense) Income, Net	(8.9)	(8.7)	2.7
Income Before Income Taxes	169.4	147.5	128.3
Income Tax Expense	25.3	17.3	13.3
Net Income	144.1	130.2	115.0
Other Comprehensive Loss, Net of Tax	(1.3)	(0.5)	(0.8)
Comprehensive Income	$142.8	$129.7	$114.2

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

BALANCE SHEETS

	September 30
(In millions)	2021	2020
ASSETS
Utility Plant	$4,266.6	$3,931.2
Less: Accumulated depreciation and amortization	905.1	825.7
Net Utility Plant	3,361.5	3,105.5
Other Property and Investments	60.2	56.7
Current Assets:
Accounts receivable:
Utility	279.0	92.5
Associated companies	4.7	2.7
Other	57.5	34.1
Allowance for credit losses	(22.6)	(18.1)
Delayed customer billings	2.4	2.4
Inventories:
Natural gas	176.7	95.1
Propane gas	8.7	10.7
Materials and supplies	15.0	15.6
Regulatory assets	276.3	32.1
Prepayments	19.7	20.7
Other	0.1	—
Total Current Assets	817.5	287.8
Deferred Charges and Other Assets:
Goodwill	210.2	210.2
Regulatory assets	483.1	548.7
Other	125.6	96.0
Total Deferred Charges and Other Assets	818.9	854.9
Total Assets	$5,058.1	$4,304.9

SPIRE MISSOURI INC.

BALANCE SHEETS (continued)

	September 30
	2021	2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 issued and outstanding at September 30, 2021 and 2020)	$0.1	$0.1
Paid-in capital	765.0	765.0
Retained earnings	817.0	672.9
Accumulated other comprehensive loss	(4.2)	(2.9)
Total Shareholders' Equity	1,577.9	1,435.1
Long-term debt	1,338.4	1,092.0
Total Capitalization	2,916.3	2,527.1
Current Liabilities:
Notes payable	250.0	—
Notes payable – associated companies	240.9	301.2
Accounts payable	89.7	66.7
Accounts payable – associated companies	10.2	9.3
Advance customer billings	19.7	32.7
Wages and compensation accrued	40.3	33.3
Customer deposits	8.0	9.3
Taxes accrued	41.2	39.1
Regulatory liabilities	17.1	103.2
Other	47.4	39.9
Total Current Liabilities	764.5	634.7
Deferred Credits and Other Liabilities:
Deferred income taxes	480.0	434.7
Pension and postretirement benefit costs	159.5	217.2
Asset retirement obligations	143.4	153.4
Regulatory liabilities	538.8	274.8
Other	55.6	63.0
Total Deferred Credits and Other Liabilities	1,377.3	1,143.1
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$5,058.1	$4,304.9

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Balance at September 30, 2018	24,577	$0.1	$760.3	$501.1	$(1.6)	$1,259.9
Net income	—	—	—	115.0	—	115.0
Stock-based compensation costs	—	—	4.7	—	—	4.7
Dividends declared	—	—	—	(39.5)	—	(39.5)
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	(0.8)
Balance at September 30, 2019	24,577	0.1	765.0	576.6	(2.4)	1,339.3
Net income	—	—	—	130.2	—	130.2
Dividends declared	—	—	—	(33.9)	—	(33.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.5)	(0.5)
Balance at September 30, 2020	24,577	0.1	765.0	672.9	(2.9)	1,435.1
Net income	—	—	—	144.1	—	144.1
Other comprehensive loss, net of tax	—	—	—	—	(1.3)	(1.3)
Balance at September 30, 2021	24,577	$0.1	$765.0	$817.0	$(4.2)	$1,577.9

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2021	2020	2019
Operating Activities:
Net Income	$144.1	$130.2	$115.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129.2	118.0	111.5
Deferred income taxes and investment tax credits	25.3	17.1	13.2
Changes in assets and liabilities:
Accounts receivable	(207.4)	(3.7)	(0.3)
Inventories	(79.0)	2.7	29.0
Regulatory assets and liabilities	35.9	27.3	32.7
Accounts payable	23.1	2.3	(8.4)
Delayed/advance customer billings, net	(13.0)	13.7	13.9
Taxes accrued	2.1	2.7	4.4
Other assets and liabilities	(115.0)	(6.1)	(2.6)
Other	0.7	0.6	5.2
Net cash (used in) provided by operating activities	(54.0)	304.8	313.6
Investing Activities:
Capital expenditures	(382.6)	(356.0)	(356.9)
Other	1.3	1.3	1.3
Net cash used in investing activities	(381.3)	(354.7)	(355.6)
Financing Activities:
Issuance of long-term debt	304.1	275.0	100.0
Repayment of long-term debt	(55.0)	(107.0)	(50.0)
Issuance of short-term debt, net	250.0	—	—
(Repayment of) borrowings from Spire, net	(60.3)	(85.2)	41.1
Dividends paid	—	(33.9)	(48.5)
Other	(3.5)	(1.6)	—
Net cash provided by financing activities	435.3	47.3	42.6
Net (Decrease) Increase in Cash and Cash Equivalents	—	(2.6)	0.6
Cash and Cash Equivalents at Beginning of Year	—	2.6	2.0
Cash and Cash Equivalents at End of Year	$—	$—	$2.6
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(45.9)	$(46.0)	$(48.7)
Income taxes	—	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF INCOME

	Years Ended September 30
(In millions)	2021	2020	2019
Operating Revenues	$494.0	$455.0	$465.5
Operating Expenses:
Natural gas	145.3	118.9	135.5
Operation and maintenance	132.5	139.1	142.6
Depreciation and amortization	62.1	59.3	56.2
Taxes, other than income taxes	37.1	34.8	35.7
Total Operating Expenses	377.0	352.1	370.0
Operating Income	117.0	102.9	95.5
Interest Expense, Net	20.2	20.6	21.7
Other Income, Net	2.0	5.4	7.0
Income Before Income Taxes	98.8	87.7	80.8
Income Tax Expense	25.0	22.0	20.5
Net Income	$73.8	$65.7	$60.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

BALANCE SHEETS

	September 30
(In millions)	2021	2020
ASSETS
Utility Plant	$2,586.5	$2,469.9
Less: Accumulated depreciation and amortization	1,124.8	1,117.0
Net Utility Plant	1,461.7	1,352.9
Current Assets:
Accounts receivable:
Utility	49.8	31.4
Associated companies	0.6	0.6
Other	6.4	5.8
Allowance for credit losses	(6.6)	(5.5)
Delayed customer billings	6.7	7.5
Inventories:
Natural gas	35.5	22.5
Materials and supplies	10.8	8.4
Regulatory assets	18.8	20.4
Prepayments	5.4	4.3
Other	—	0.2
Total Current Assets	127.4	95.6
Deferred Charges and Other Assets:
Regulatory assets	483.3	489.9
Deferred income tax	34.2	59.3
Other	63.9	53.7
Total Deferred Charges and Other Assets	581.4	602.9
Total Assets	$2,170.5	$2,051.4

SPIRE ALABAMA INC.

BALANCE SHEETS (continued)

	September 30
	2021	2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and paid-in capital (par value $0.01 per share; 3,000,000 shares authorized; 1,972,052 issued and outstanding at September 30, 2021 and 2020)	$328.9	$350.9
Retained earnings	552.6	500.8
Total Shareholders' Equity	881.5	851.7
Long-term debt (less current portion)	571.2	471.8
Total Capitalization	1,452.7	1,323.5
Current Liabilities:
Current portion of long-term debt	50.0	—
Notes payable – associated companies	49.0	121.3
Accounts payable	52.3	43.7
Accounts payable – associated companies	6.0	4.2
Advance customer billings	11.2	11.5
Wages and compensation accrued	9.3	8.0
Customer deposits	18.4	18.7
Taxes accrued	30.4	28.0
Regulatory liabilities	13.4	3.9
Other	17.3	11.8
Total Current Liabilities	257.3	251.1
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	66.7	74.9
Asset retirement obligations	362.8	374.3
Regulatory liabilities	23.4	18.5
Other	7.6	9.1
Total Deferred Credits and Other Liabilities	460.5	476.8
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$2,170.5	$2,051.4

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Balance at September 30, 2018	1,972,052	$—	$390.9	$417.8	$808.7
Net income	—	—	—	60.3	60.3
Dividends declared	—	—	—	(19.0)	(19.0)
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Balance at September 30, 2019	1,972,052	—	370.9	459.1	830.0
Net income	—	—	—	65.7	65.7
Dividends declared	—	—	—	(24.0)	(24.0)
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Balance at September 30, 2020	1,972,052	—	350.9	500.8	851.7
Net income	—	—	—	73.8	73.8
Dividends declared	—	—	—	(22.0)	(22.0)
Return of capital to Spire	—	—	(22.0)	—	(22.0)
Balance at September 30, 2021	1,972,052	$—	$328.9	$552.6	$881.5

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2021	2020	2019
Operating Activities:
Net Income	$73.8	$65.7	$60.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.1	59.3	56.2
Deferred income taxes	25.0	22.0	20.5
Changes in assets and liabilities:
Accounts receivable	(17.8)	7.3	0.8
Inventories	(15.4)	11.9	(1.2)
Regulatory assets and liabilities	29.2	(23.5)	(28.2)
Accounts payable	14.0	(15.1)	4.5
Delayed/advance customer billings	0.5	(6.6)	(2.5)
Taxes accrued	2.5	0.6	(0.9)
Other assets and liabilities	(37.8)	18.9	34.8
Other	0.3	0.2	(3.2)
Net cash provided by operating activities	136.4	140.7	141.1
Investing Activities:
Capital expenditures	(169.8)	(150.4)	(174.5)
Other	0.7	1.6	(3.3)
Net cash used in investing activities	(169.1)	(148.8)	(177.8)
Financing Activities:
Issuance of long-term debt	150.0	100.0	90.0
Repayment of long-term debt, net	—	(40.0)	—
Repayment of borrowings from Spire, net	(72.4)	(7.4)	(13.8)
Return of capital to Spire	(22.0)	(20.0)	(20.0)
Dividends paid	(22.0)	(24.0)	(19.0)
Other	(0.9)	(0.5)	(0.5)
Net cash provided by financing activities	32.7	8.1	36.7
Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Year	—	—	—
Cash and Cash Equivalents at End of Year	$—	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(17.9)	$(19.0)	$(19.2)
Income taxes	—	—	—

See the accompanying Notes to Financial Statements.

SPIRE INC., SPIRE MISSOURI INC., AND SPIRE ALABAMA INC.

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share, per unit and per gallon amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – These notes are an integral part of the accompanying audited financial statements of Spire Inc. (“Spire” or the “Company”) presented on a consolidated basis, Spire Missouri Inc. (“Spire Missouri”) and Spire Alabama Inc. (“Spire Alabama”). Spire Missouri, Spire Alabama and Spire EnergySouth Inc. (“Spire EnergySouth”) are wholly owned subsidiaries of Spire. Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth (Spire Gulf Inc. and Spire Mississippi Inc.) are collectively referred to as the “Utilities.” Unless otherwise indicated, references to years herein are references to the fiscal years ending September 30 for the Company and its subsidiaries.

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

NATURE OF OPERATIONS – Spire has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: Spire Missouri, serving St. Louis, Kansas City, and other areas in Missouri; Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving the Mobile, Alabama area and south-central Mississippi. The Gas Marketing segment includes Spire’s primary gas-related business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services throughout the United States (U.S.). The activities of the Company’s other subsidiaries are reported as Other and are described in Note 14, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.

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

Utility plant is depreciated using the composite method on a straight-line basis over the estimated service lives of the various classes of property at rates approved by the applicable regulatory commission. For Spire Missouri and for Spire Alabama, the annual depreciation and amortization expense in fiscal years 2021, 2020 and 2019 averaged approximately 3% of the original cost of depreciable and amortizable property.

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

September 30	2021	2020	2019
Spire	$59.5	$67.6	$80.6
Spire Missouri	37.1	34.3	40.1
Spire Alabama	13.6	17.0	11.9

ASSET RETIREMENT OBLIGATIONS – Spire, Spire Missouri and Spire Alabama record legal obligations associated with the retirement of long-lived assets in the period in which the obligations are incurred, if sufficient information exists to reasonably estimate the fair value of the obligations. Obligations are recorded as both a cost of the related long-lived asset and as a corresponding liability. Subsequently, the asset retirement costs are depreciated over the life of the asset and the asset retirement obligations are accreted to the expected settlement amounts. The Company, Spire Missouri and Spire Alabama record asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of Spire Missouri’s, Spire Alabama’s and Spire Gulf’s distribution systems and general plant. Asset retirement obligations recorded by Spire’s other subsidiaries are not material. As authorized by the Missouri Public Service Commission (MoPSC) and the Alabama Public Service Commission (APSC), Spire Missouri, Spire Alabama and Spire Gulf accrue future asset removal costs associated with their property, plant and equipment even if a legal obligation does not exist. Such accruals are provided for through depreciation expense and are recorded with corresponding credits to regulatory liabilities or regulatory assets. When those utilities retire depreciable utility plant and equipment, they charge the associated original costs to accumulated depreciation and amortization, and any related removal costs incurred are charged to regulatory liabilities or regulatory assets. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognized for financial reporting purposes is a timing difference between recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, these differences are deferred as regulatory liabilities or regulatory assets. In the rate setting process, the regulatory liabilities or regulatory assets are excluded from the rate base upon which those utilities have the opportunity to earn their allowed rates of return.

In fiscal 2020, Spire Alabama refined certain assumptions and estimates used in calculating its asset retirement obligations, resulting in both an increase in cost to retire gas distribution assets and a change in the timing of the related cash outflows. As a result of this change in estimate, which the Company believes is more precise, Spire Alabama recorded a $221.1 increase to its asset retirement obligations in fiscal 2020. Related adjustments were made to regulatory assets and utility plant, with no impact on earnings. The following table presents a reconciliation of the beginning and ending balances of asset retirement obligations at September 30, as reported in the balance sheets.

	Spire		Spire Missouri		Spire Alabama
	2021	2020	2021	2020	2021	2020
Asset retirement obligations, beginning of year	$540.1	$337.6	$153.4	$173.5	$374.3	$148.7
Liabilities incurred during the period	11.1	3.0	1.4	2.6	7.4	—
Liabilities settled during the period	(21.9)	(6.9)	(9.7)	(4.0)	(10.7)	(1.6)
Accretion	21.8	14.0	6.2	7.2	15.0	6.1
Revisions in estimated cash flows	(31.5)	192.4	(7.9)	(25.9)	(23.2)	221.1
Asset retirement obligations, end of year	$519.6	$540.1	$143.4	$153.4	$362.8	$374.3

NATURAL GAS AND PROPANE GAS – For Spire Missouri’s eastern region, inventory of natural gas in storage is priced on a last in, first out (LIFO) basis and inventory of propane gas in storage is priced on a first in, first out (FIFO) basis. For the rest of the Gas Utility segment, inventory of natural gas in storage is priced on the weighted average cost basis. The replacement cost of Spire Missouri’s natural gas for current use in eastern Missouri at September 30, 2021 was more than the LIFO cost by $14.0. The replacement cost of Spire Missouri’s natural gas for current use in eastern Missouri at September 30, 2020 was less than the LIFO cost by $12.5. The carrying value of the Utilities’ inventory is never adjusted to a lower net realizable value or market value because, pursuant to Purchased Gas Adjustment (PGA) clauses or a Gas Supply Adjustment (GSA) rider, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Spire’s other operating segments is recorded at the lower of average cost or net realizable value.

BUSINESS COMBINATIONS AND GOODWILL – Spire’s acquisitions were accounted for using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value. Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. At September 30, 2021, goodwill included in Spire’s Gas Utility and Gas Marketing segments was $210.2 and zero, respectively, with the remainder held at the corporate level. Goodwill amounts have not changed since fiscal 2017, and there are no accumulated impairment losses. Spire and Spire Missouri evaluate goodwill for impairment as of July 1 of each year, or more frequently if events and circumstances indicate that goodwill might be impaired. At July 1, 2021 and 2020, Spire and Spire Missouri conducted qualitative assessments and determined goodwill was not impaired. The Company updated the assessments as of September 30, 2021, determining that it remained more likely than not that the fair value of each reporting unit exceeded its carrying value.

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

On July 1, 2020, Spire’s Board of Directors, based upon the recommendation of senior management, revised the development plan for Spire Storage, resulting in an impairment charge of $140.8 related to Spire Storage assets (non-utility property on the balance sheet) in the quarter ended June 30, 2020. The revision was driven by the realization that a longer time horizon will be required for optimization and positioning of the storage facility to serve energy markets in the western United States. Among other factors, evaluations of the continuing evolution of market dynamics in the region led management to update models of various development alternatives. Separately in the quarter ended June 30, 2020, Spire recorded impairment charges totaling $7.8 related to two commercial compressed natural gas fueling stations (also non-utility property) as a result of revised projections reflecting lower diesel prices and slower conversions of Class 8 vehicles. The fair values used in measuring the impairment charges were determined with an expected present value technique using a discounted cash flow method under an income approach. In the quarter ended September 30, 2021, Spire sold one of the fueling stations and recorded a gain of $1.3.

DERIVATIVES – In the course of their business, certain subsidiaries of Spire enter into commitments associated with the purchase or sale of natural gas. Certain of their derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of FASB ASC Topic 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded gross. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes, with income and expenses presented on a net basis in natural gas expenses in the Consolidated Statements of Income. Refer to Note 10, Derivative Instruments and Hedging Activities, for more information about derivatives.

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value. Outstanding checks on the Company’s and Utilities’ bank accounts in excess of funds on deposit create book overdrafts (which are funded at the time checks are presented for payment) and are classified as Other in the Current Liabilities section of the balance sheets. Changes in book overdrafts are reflected as Operating Activities in the statements of cash flows. In Spire’s statements of cash flows, total Cash, Cash Equivalents, and Restricted Cash included $7.0 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of September 30, 2021 (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in a trust account based on collateral requirements for reinsurance at Spire’s risk management company.

NATURAL GAS RECEIVABLE – Spire Marketing enters into natural gas transactions with natural gas pipeline and storage companies known as park and loan arrangements. Under the terms of the arrangements, Spire Marketing purchases natural gas from a third party and delivers that natural gas to the pipeline or storage company for the right to receive the same quantity of natural gas from that company at the same location in a future period. These arrangements are accounted for as non-monetary transactions under GAAP and are recorded at the carrying amount. As such, natural gas receivables are reflected in “Other” current assets on the Consolidated Balance Sheets at cost, which includes related fees associated with the transactions. In the period that the natural gas is returned to Spire Marketing, concurrent with the sale of the natural gas to a third party, the related natural gas receivable is expensed in the Consolidated Statements of Income. In conjunction with these transactions, Spire Marketing usually enters into New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) natural gas futures, options, and swap contracts or fixed price sales agreements to protect against market changes in future sales prices.

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

TRANSACTIONS WITH AFFILIATES – Transactions between affiliates of the Company have been eliminated from the consolidated financial statements of Spire. Spire Missouri and Spire Alabama borrowed funds from the Company and incurred related interest, as reflected in their separate financial statements, and they participated in normal intercompany shared services transactions. In addition, Spire Missouri’s and Spire Alabama’s other transactions with affiliates included:

	Spire Missouri			Spire Alabama
	2021	2020	2019	2021	2020	2019
Natural gas purchases from Spire Marketing	$92.5	$56.9	$95.3	$10.4	$6.3	$—
Natural gas sales to Spire Marketing	1.1	0.1	1.7	0.1	0.3	—
Transportation services from Spire STL Pipeline LLC	32.0	27.9	—	—	—	—
Transportation services from Spire NGL Inc.	0.5	1.0	1.0	—	—	—

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Accounts receivable are written off when they are deemed to be uncollectible. An allowance for expected credit losses is estimated and updated based on relevant data and trends such as accounts receivable aging, historical write-off experience, current write-off trends, economic conditions, and the impact of weather and availability of customer payment assistance on collection trends. For the Utilities, net write-offs as a percentage of revenue has historically been the best predictor of base net write-off experience over time. Management judgment is applied in the development of the allowance due to the complexity of variables and subjective nature of certain relevant factors. For September 30, 2021 and 2020, the estimates for expected credit losses were increased as a result of considerations related to the outbreak of coronavirus disease 2019 (COVID-19), including trends from previous economic downturns, the effects of moratoriums on gas service cutoffs, and the effects of slower-than-normal disconnection activity in general, offset by the amount subject to specific recovery under Missouri’s deferral order (see Note 15, Regulatory Matters). The accounts receivable of Spire’s non-utility businesses are evaluated separately from those of the Utilities. The allowance for credit losses for those other businesses is based on a continuous evaluation of the individual counterparty risk and is not significant for the periods presented. Activity in the allowance for credit losses is shown in the following table.

	Spire			Spire Missouri			Spire Alabama
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Allowance at beginning of year	$24.9	$23.0	$22.4	$18.1	$14.9	$16.0	$5.5	$6.3	$3.9
Provision for expected credit losses	14.7	14.0	16.9	11.1	12.7	12.3	3.1	0.9	4.7
Write-offs, net of recoveries	(9.3)	(12.1)	(16.3)	(6.6)	(9.5)	(13.4)	(2.0)	(1.7)	(2.3)
Allowance at end of year	$30.3	$24.9	$23.0	$22.6	$18.1	$14.9	$6.6	$5.5	$6.3

FINANCE RECEIVABLES – Spire Alabama finances third party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2021 and September 30, 2020, Spire Alabama’s finance receivable totaled approximately $7.8 and $9.4, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Spire Alabama relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment, after 90 days are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Spire Alabama had finance receivables past due 90 days or more of $0.3 at September 30, 2021 and September 30, 2020.

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

NEW ACCOUNTING PRONOUNCEMENTS – The Company, Spire Missouri and Spire Alabama adopted Accounting Standards Update (ASU) No. 2016-02, Leases, along with related ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, “ASC 842”), using a modified retrospective transition method for leases existing at, or entered into after, October 1, 2019. Under the selected transition method, comparative periods in the financial statements are presented under ASC 840 (previous lease accounting guidance). ASC 842 requires lessees to recognize a right-of-use asset and lease liability for almost all lease contracts based on the present value of lease payments. It provides new guidelines for identifying and classifying a lease, and classification affects the pattern and income statement line item for the related expense. The Company and its subsidiaries elected a package of three practical expedients permitted by the standard, allowing them not to reassess existing contracts for (1) whether it is or contains a lease, (2) lease classification and (3) initial direct costs. They also elected to use the benefit of hindsight in determining both the lease term and impairments associated with any existing leases, which resulted in lease terms that best represent management’s expectations with respect to use of the underlying asset but did not result in recognition of any impairment. Finally, they elected not to assess whether existing land easements are leases under ASC 842. The adoption of ASC 842 impacted the balance sheets through recognition of right-of-use assets and lease liabilities for operating leases but did not result in a cumulative effect adjustment or significant impacts to income or cash flows. For other lease policy elections and disclosures about leases, see Note 17, Leases.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which was later supplemented by ASU Nos. 2018-19, 2019-04, 2019-05 and 2019-11. The standard replaces the current “incurred loss” model with an “expected loss” model for certain instruments, including trade receivables, requiring measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. It also requires entities to record credit loss allowances for available-for-sale securities rather than impair the carrying amount of the securities. Spire, Spire Missouri and Spire Alabama adopted the new standard for the quarter ending December 31, 2020. Based on the credit quality of the existing available-for sale securities portfolio, no allowance for credit losses were recognized at adoption for those investments. Application of the new guidance did not result in any significant modifications to the Company’s policies related to recognizing an allowance on trade receivables, and the adoption of the new standard did not have a material impact on Spire’s, Spire Missouri’s and Spire Alabama’s financial statements.

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	2021	2020	2019
Spire
Gas Utility:
Residential	$1,234.0	$1,184.3	$1,267.3
Commercial & industrial	586.0	383.0	433.9
Transportation	122.9	115.8	112.1
Off-system & other incentive	152.7	38.4	41.9
Other customer revenue	22.2	26.2	22.5
Total revenue from contracts with customers	2,117.8	1,747.7	1,877.7
Changes in accrued revenue under alternative revenue programs	1.5	4.3	(16.9)
Total Gas Utility operating revenues	2,119.3	1,752.0	1,860.8
Gas Marketing	96.5	87.9	83.7
Other	67.7	57.8	21.5
Total before eliminations	2,283.5	1,897.7	1,966.0
Intersegment eliminations (see Note 14, Information by Operating Segment)	(48.0)	(42.3)	(13.6)
Total Operating Revenues	$2,235.5	$1,855.4	$1,952.4
Spire Missouri
Residential	$882.1	$859.6	$945.9
Commercial & industrial	436.1	241.4	283.8
Transportation	33.5	32.9	33.1
Off-system & other incentive	145.6	35.1	41.9
Other customer revenue	16.3	22.3	—
Total revenue from contracts with customers	1,513.6	1,191.3	1,304.7
Changes in accrued revenue under alternative revenue programs	3.0	2.3	(12.9)
Total Operating Revenues	$1,516.6	$1,193.6	$1,291.8
Spire Alabama
Residential	$288.0	$267.8	$265.3
Commercial & industrial	114.9	109.4	113.5
Transportation	78.7	72.9	69.5
Off-system & other incentive	7.1	3.2	—
Other customer revenue	1.9	1.9	20.7
Total revenue from contracts with customers	490.6	455.2	469.0
Changes in accrued revenue under alternative revenue programs	3.4	(0.2)	(3.5)
Total Operating Revenues	$494.0	$455.0	$465.5

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

	2021	2020	2019
Spire	$94.0	$91.5	$99.3
Spire Missouri	64.3	63.5	71.1
Spire Alabama	25.1	23.3	23.7

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

Restricted Stock Awards

During fiscal 2021, the Company granted 133,726 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $68.69 per share. This number represents the target shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2024. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting but are subject to forfeiture if the underlying share units do not vest.

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

The weighted average grant date fair value of performance-contingent restricted share units granted during fiscal years 2020 and 2019 was $76.19 and $80.72 per share, respectively.

Fiscal 2021 activity of restricted stock units subject to performance and/or market conditions is presented below:

	Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at September 30, 2020	259,944	$78.92
Granted	133,726	$68.69
Vested	(55,619)	$80.06
Forfeited	(25,455)	$72.98
Nonvested at September 30, 2021	312,596	$74.33

For the year ended September 30, 2021, the total number of shares that could be issued if all outstanding award grants attain maximum performance payout is 625,192.

During fiscal 2021, the Company granted 48,340 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $64.29 per share. Unless forfeited based on terms of the agreements, these shares will vest in fiscal 2024. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal years 2020 and 2019 was $76.13 and $76.66 per share, respectively.

During fiscal 2021, the Company granted 14,080 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $62.35 per share. These shares vested in fiscal 2021, six months after the grant date. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2020 and 2019 was $84.58 and $78.69 per share, respectively.

Time-vested restricted stock and stock unit activity for fiscal 2021 is presented below:

	Shares/ Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2020	93,673	$76.45
Granted	48,340	$64.29
Vested	(30,313)	$77.15
Forfeited	(1,400)	$72.70
Nonvested at September 30, 2021	110,300	$70.98

For restricted stock and stock units (performance-contingent and time-vested) that vested during fiscal years 2021, 2020, and 2019, the Company withheld 16,787 shares, 41,353 shares and 28,731 shares, respectively, at weighted average prices of $65.99, $77.07 and $79.23 per share, respectively, pursuant to elections by employees to satisfy tax withholding obligations. The total fair value of restricted stock (performance-contingent and time-vested) that vested during fiscal years 2021, 2020, and 2019 was $6.5, $9.8, and $7.6, respectively, and the related tax benefit was $2.5, $3.7, and $2.9, respectively. None of the tax benefits have been realized.

In fiscal 2019, the Company gave participants in the EIP the ability to defer a portion or all of their award. Participants have elected to defer 88,927, 59,408 and  80,760 shares (at target payout) in fiscal years 2021, 2020 and 2019, respectively. Based on actual performance, these awards will be issued in cash, not shares, once the performance requirements have been achieved, so related amounts are reflected as temporary equity on the consolidated balance sheet.

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

The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, are estimated using the closing price of the Company’s stock on the grant date. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value of the awards subject to the TSR provision awarded during fiscal years 2021, 2020 and 2019 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2021	2020	2019
Risk-free interest rate	0.22%	1.57%	2.88%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	31.4%	16.8%	17.0%
Vesting period	3.0 years	3.0 years	3.0 years

The risk-free interest rate was based on the yield on U.S. Treasury securities matching the vesting period. A zero-percent dividend yield was used, which is mathematically equivalent to the assumption that dividends are reinvested as they are paid. The expected volatility is based on the historical volatility of the Company’s stock. Volatility assumptions were also made for each of the companies included in the comparator group. The vesting period is equal to the performance period set forth in the terms of the award.

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	2021	2020	2019
Total compensation cost	$16.6	$9.4	$8.6
Compensation cost capitalized	(2.7)	(0.6)	(1.4)
Compensation cost recognized in net income	13.9	8.8	7.2
Income tax benefit recognized in net income	(3.2)	(2.1)	(1.7)
Compensation cost recognized in net income, net of income tax	$10.7	$6.7	$5.5

As of September 30, 2021, there was $17.4 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.8 years.

4. EARNINGS PER COMMON SHARE

	2021	2020	2019
Basic Earnings Per Common Share:
Net Income	$271.7	$88.6	$184.6
Less: Provision for preferred dividends	14.8	14.8	5.3
Income allocated to participating securities	0.4	0.1	0.4
Net Income Available to Common Shareholders	$256.5	$73.7	$178.9
Weighted Average Common Shares Outstanding (in millions)	51.6	51.2	50.7
Basic Earnings Per Share of Common Stock	$4.97	$1.44	$3.53
Diluted Earnings per Common Share:
Net Income	$271.7	$88.6	$184.6
Less: Provision for preferred dividends	14.8	14.8	5.3
Income allocated to participating securities	0.4	0.1	0.4
Net Income Available to Common Shareholders	$256.5	$73.7	$178.9
Weighted Average Common Shares Outstanding (in millions)	51.6	51.2	50.7
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.1	0.1	0.1
Weighted Average Diluted Common Shares (in millions)	51.7	51.3	50.8
Diluted Earnings Per Share of Common Stock	$4.96	$1.44	$3.52

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.1	0.1	0.1

5. SHAREHOLDERS’ EQUITY

Spire

Preferred Stock

At September 30, 2021 and 2020, Spire had authorized 5,000,000 shares of preferred stock.

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

Dividends on the Preferred Stock, when declared by the Board, are payable on the liquidation preference amount, on a cumulative basis, quarterly in arrears on the 15th day of February, May, August and November of each year, beginning on August 15, 2019. Dividends are payable out of amounts legally available for the payment of dividends at an annual rate equal to 5.90% of the liquidation preference per share of Preferred Stock (equivalent to $25.00 per Depositary Share). Dividends accumulate daily and are cumulative from May 21, 2019.

Under the terms of the Preferred Stock, the Company’s ability to declare or pay dividends on, or purchase or redeem, shares of its common stock or any class or series of capital stock of the Company that rank junior to the Preferred Stock are subject to certain restrictions in the event that the Company does not declare and pay the full cumulative dividends on the Preferred Stock through the most recently completed quarterly dividend period.

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

ATM Program

On February 6, 2019, Spire entered into an at-the-market (ATM) equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Proceeds from this program are intended to be used (i) to fund, in part, investments related to the construction of infrastructure and infrastructure improvements in the Utilities, as well as pipelines and storage, and (ii) for general corporate purposes, including repayment of short-term debt and the adjustment from time to time of the Company’s capital structure. There was no activity under this program during the year ended September 30, 2021. Cumulatively, since the inception of the ATM program, Spire has issued 626,249 shares, and as of September 30, 2021, can still issue shares having an aggregate offering price of up to $102.2.

Other Equity Information

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 182,689 and 177,295 shares at September 30, 2021 and November 12, 2021, respectively, remaining available for issuance under this Form S-3. Spire also has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

Spire Missouri

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock or to make loans to its parent company. These mortgage restrictions are applicable regardless of whether the stock is publicly held or held solely by Spire Missouri’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953 would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8.0 plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953 to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2021 and 2020, the amount under the mortgage’s formula that was available to pay dividends was $1,413.4 and $1,269.4, respectively. Thus, all of Spire Missouri’s retained earnings were free from such dividend restrictions as of those dates.

Spire Missouri has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022. Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $660.0 for financings placed any time before September 30, 2023. As of September 30, 2021, $355.0 remained available under this authorization.

At September 30, 2021 and 2020, Spire Missouri had authorized 1,480,000 shares of preferred stock, but none were issued and outstanding.

Spire Alabama

At September 30, 2021 and 2020, Spire Alabama had authorized 120,000 shares of preferred stock, but none were issued and outstanding.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), net of income taxes, recognized in the balance sheets at September 30 were as follows:

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Net Unrealized Gain (Loss) on Available-for- Sale Debt Securities	Total
Spire
Balance at September 30, 2019	$(29.0)	$(2.4)	$0.1	$(31.3)
Other comprehensive loss	(9.4)	(0.5)	—	(9.9)
Balance at September 30, 2020	(38.4)	(2.9)	0.1	(41.2)
Other comprehensive income (loss)	46.3	(1.3)	(0.2)	44.8
Balance at September 30, 2021	$7.9	$(4.2)	$(0.1)	$3.6

Spire Missouri
Balance at September 30, 2019	$—	$(2.4)	$—	$(2.4)
Other comprehensive loss	—	(0.5)	—	(0.5)
Balance at September 30, 2020	—	(2.9)	—	(2.9)
Other comprehensive loss	—	(1.3)	—	(1.3)
Balance at September 30, 2021	$—	$(4.2)	$—	$(4.2)

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

6. LONG-TERM DEBT

The composition of long-term debt as of September 30 is shown in the following tables.

	2021	2020
Spire
2.52% Senior Notes, due September 1, 2021	$—	$35.0
3.31% Notes Payable, due December 15, 2022	25.0	25.0
3.54% Senior Notes, due February 27, 2024	150.0	150.0
0.75% Remarketable Senior Notes, due March 1, 2026	175.0	—
3.13% Senior Notes, due September 1, 2026	130.0	130.0
3.93% Senior Notes, due March 15, 2027	100.0	100.0
4.70% Senior Notes, due August 15, 2044	250.0	250.0
Total principal of Spire Missouri long-term debt (see below)	1,348.0	1,098.0
Total principal of Spire Alabama long-term debt (see below)	625.0	475.0
Other subsidiaries' long-term debt:
4.14% First Mortgage Bonds, due September 30, 2021	—	20.0
5.00% First Mortgage Bonds, due September 30, 2031	42.0	42.0
2.95% Notes, with annual principal payments through December 2034	129.6	135.0
3.52% First Mortgage Bonds, due September 30, 2049	40.0	40.0
Total principal of long-term debt	3,014.6	2,500.0
Less: Unamortized discounts and debt issuance costs	(19.7)	(15.9)
Less: Current portion	(55.8)	(60.4)
Long-term debt, excluding current portion	$2,939.1	$2,423.7
Spire Missouri
First Mortgage Bonds:
3.00% Series, due March 15, 2023	$—	$55.0
3.40% Series, due August 15, 2023	250.0	250.0
3.40% Series, due March 15, 2028	45.0	45.0
7.00% Series, due June 1, 2029	19.3	19.3
2.84% Series, due November 15, 2029	275.0	275.0
7.90% Series, due September 15, 2030	30.0	30.0
3.68% Series, due September 15, 2032	50.0	50.0
6.00% Series, due May 1, 2034	99.3	99.3
6.15% Series, due June 1, 2036	54.5	54.5
4.63% Series, due August 15, 2043	99.9	99.9
4.23% Series, due September 15, 2047	70.0	70.0
3.30% Series, due June 1, 2051	305.0	—
4.38% Series, due September 15, 2057	50.0	50.0
Total principal of Spire Missouri long-term debt	1,348.0	1,098.0
Less: Unamortized discounts and debt issuance costs	(9.6)	(6.0)
Spire Missouri long-term debt	$1,338.4	$1,092.0
Spire Alabama
3.86% Notes, due December 22, 2021	$50.0	$50.0
3.21% Notes, due September 15, 2025	35.0	35.0
2.88% Notes, due December 1, 2029	100.0	100.0
2.04% Notes, due December 15, 2030	150.0	—
5.90% Notes, due January 15, 2037	45.0	45.0
4.31% Notes, due December 1, 2045	80.0	80.0
3.92% Notes, due January 15, 2048	45.0	45.0
4.64% Notes, due January 15, 2049	90.0	90.0
4.02% Notes, due January 15, 2058	30.0	30.0
Total principal of Spire Alabama long-term debt	625.0	475.0
Less: Unamortized discounts and debt issuance costs	(3.8)	(3.2)
Less: Current portion	(50.0)	—
Spire Alabama long-term debt, excluding current portion	$571.2	$471.8

Maturities of long-term debt for Spire on a consolidated basis, Spire Missouri and Spire Alabama for the five fiscal years after September 30, 2021 are as follows:

	2022	2023	2024	2025	2026
Spire	$55.8	$281.2	$156.6	$42.0	$312.5
Spire Missouri	—	250.0	—	—	—
Spire Alabama	50.0	—	—	35.0	—

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of September 30, 2021, there were no events of default under these financial covenants.

Spire

At September 30, 2021, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $3,014.6, of which $1,348.0 was issued by Spire Missouri, $625.0 was issued by Spire Alabama and $211.6 was issued by other subsidiaries. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemption of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Interest expense shown on Spire’s consolidated statement of income is net of capitalized interest totaling $4.4, $5.8 and $6.8 for the years ended September 30, 2021, 2020 and 2019, respectively.

As indicated in Note 5, Shareholders’ Equity, Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities.

Spire Missouri

At September 30, 2021, including the current portion (none) but excluding unamortized discounts and debt issuance costs, Spire Missouri had long-term debt totaling $1,348.0. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. Interest expense shown on Spire Missouri’s statement of comprehensive income is net of capitalized interest totaling $0.2, $0.8 and $1.9 for the years ended September 30, 2021, 2020 and 2019, respectively.

As indicated in Note 5, Shareholders’ Equity, Spire Missouri has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt and preferred stock, which expires on May 14, 2022. Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $660.0 for financings placed any time before September 30, 2023. As of September 30, 2021, $355.0 remained available under this authorization.

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock, which are described in Note 5, Shareholders’ Equity.

Spire Alabama

At September 30, 2021, including the current portion but excluding unamortized debt issuance costs, Spire Alabama had fixed-rate long-term debt totaling $625.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Interest expense shown on Spire Alabama’s statement of income is net of capitalized interest totaling $3.2 and $1.9 for the years ended September 30, 2021 and 2020, respectively.

Because Spire Alabama has no standing authority to issue long-term debt, it must petition the APSC for each planned issuance.

7. NOTES PAYABLE AND CREDIT AGREEMENTS

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 11 banks, expiring October 31, 2023. The loan agreement has an aggregate credit commitment of $975.0, including sublimits of $300.0 for Spire, $475.0 for Spire Missouri and $200.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $975.0 aggregate commitment, with commitment fees applied for each borrower relative to its credit rating. Spire may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on September 30, 2021, total debt was less than 60% of total capitalization for each borrower. There were no borrowings against this credit facility as of September 30, 2021 and 2020.

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

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of September 30, 2021, $348.5 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire (Parent Only)		Spire Missouri		Spire Alabama	Spire
	CP	Term	Term	Spire	Spire	Consol-
	Program	Loan	Loan	Note	Note	idated
Year Ended September 30, 2021
Highest borrowings outstanding	$775.0	$150.0	$250.0	$441.9	$152.2	$850.5
Lowest borrowings outstanding	140.0	—	—	95.3	—	390.0
Weighted average borrowings	448.1	31.6	130.8	303.2	33.2	610.5
Weighted average interest rate	0.2%	1.1%	0.7%	0.2%	0.2%	0.4%
As of September 30, 2021
Borrowings outstanding	$422.0	$—	$250.0	$240.9	$49.0	$672.0
Weighted average interest rate	0.2%	n/a	0.7%	0.2%	0.2%	0.4%
As of September 30, 2020
Borrowings outstanding	$498.0	$150.0	$—	$301.2	$121.3	$648.0
Weighted average interest rate	0.2%	1.1%	n/a	0.2%	0.2%	0.6%

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis were as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of September 30, 2021
Cash and cash equivalents	$4.3	$4.3	$4.3	$—
Notes payable	672.0	672.0	—	672.0
Long-term debt, including current portion	2,994.9	3,375.9	—	3,375.9
As of September 30, 2020
Cash and cash equivalents	$4.1	$4.1	$4.1	$—
Notes payable	648.0	648.0	—	648.0
Long-term debt, including current portion	2,484.1	2,908.6	—	2,908.6
Spire Missouri
As of September 30, 2021
Note Payable	$250.0	$250.0	$—	$250.0
Notes payable - associated companies	240.9	240.9	—	240.9
Long-term debt	1,338.4	1,540.4	—	1,540.4
As of September 30, 2020
Notes payable - associated companies	$301.2	$301.2	$—	$301.2
Long-term debt	1,092.0	1,313.5	—	1,313.5
Spire Alabama
As of September 30, 2021
Notes payable - associated companies	$49.0	$49.0	$—	$49.0
Long-term debt, including current portion	621.2	707.5	—	707.5
As of September 30, 2020
Notes payable - associated companies	$121.3	$121.3	$—	$121.3
Long-term debt, including current portion	471.8	576.9	—	576.9

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

Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no material Level 3 balances as of September 30, 2021 or 2020. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2021
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$23.8	$—	$—	$—	$23.8
NYMEX/ICE natural gas contracts	104.0	—	—	(104.0)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	114.7	—	(93.7)	21.0
Natural gas commodity contracts	—	35.2	—	(5.5)	29.7
Other:
U.S. stock/bond mutual funds	26.2	—	—	—	26.2
Interest rate swaps	12.6	—	—	(5.2)	7.4
Total	$166.6	$149.9	$—	$(208.4)	$108.1
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.3	$—	$—	$(0.3)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	62.0	—	(62.0)	—
Natural gas commodity contracts	—	96.7	—	(5.5)	91.2
Other:
Interest rate swaps	5.7	—	—	(5.2)	0.5
Total	$6.0	$158.7	$—	$(73.0)	$91.7

As of September 30, 2020
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$21.9	$—	$—	$—	$21.9
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	27.7	—	(25.4)	2.3
Natural gas commodity contracts	—	14.5	0.4	—	14.9
Other:
U.S. stock/bond mutual funds	18.6	—	—	—	18.6
Total	$47.1	$42.2	$0.4	$(32.0)	$57.7
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.7	21.4	—	(22.1)	—
Natural gas commodity contracts	—	22.3	—	—	22.3
Other:
Interest rate swaps	—	54.2	—	—	54.2
Total	$1.6	$97.9	$—	$(23.0)	$76.5

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2021
ASSETS
U.S. stock/bond mutual funds	$23.8	$—	$—	$—	$23.8
NYMEX/ICE natural gas contracts	104.0	—	—	(104.0)	—
Total	$127.8	$—	$—	$(104.0)	$23.8
LIABILITIES
NYMEX/ICE natural gas contracts	$0.3	$—	$—	$(0.3)	$—

As of September 30, 2020
ASSETS
U.S. stock/bond mutual funds	$21.9	$—	$—	$—	$21.9
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
U.S. stock/bond mutual funds	$28.5	$—	$—	$(6.6)	$21.9
LIABILITIES
NYMEX/ICE natural gas contracts	$0.9	$—	$—	$(0.9)	$—

Spire Alabama

Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of September 30, 2021, and September 30, 2020, there were no gasoline derivatives outstanding.

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

In the course of its business, Spire’s gas marketing subsidiary, Spire Marketing (including a wholly owned subsidiary), enters into commitments associated with the purchase or sale of natural gas. Certain of Spire Marketing’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of Spire Marketing’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2021, the fair values of 518.9 million MMBtu of non-exchange-traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 363.0 million MMBtu will settle during fiscal 2022, and 67.7 million MMBtu, 43.4 million MMBtu, 40.4 million MMBtu, and 4.3 million MMBtu will settle during fiscal years 2023, 2024, 2025, and 2026, respectively. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period.

Furthermore, Spire Marketing manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures, swap, and option contracts to lock in margins.

At September 30, 2021, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations. Spire Marketing’s NYMEX and ICE natural gas futures, swap and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.

During the first quarter of fiscal 2019, the Company entered into a ten-year interest rate swap with a fixed interest rate of 3.250% and a notional amount of $100.0. In the second quarter of 2020, the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 0.921% to 1.3105% for a total notional amount of $75.0. In the second quarter of 2021, the Company entered into a ten-year interest rate swap with a fixed interest rate of 2.12% for a total notional amount of $25.0. All swap contracts serve to protect Spire against adverse movements in interest rates on future interest rate payments. In the second quarter of 2021 the company settled these positions, resulting in a loss of $11.1 which will be amortized to interest expense over the hedged periods.

In the second quarter of 2020, the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 0.934% to 1.2975% for a total notional amount of $75.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $5.5 mark-to-market gain in accumulated other comprehensive income on these swaps for the twelve months ended September 30, 2021. In the third quarter of 2021 the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 2.008% to 2.1075% for a total notional amount of $150.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $1.2 mark-to-market loss in accumulated other comprehensive income on these swaps for the twelve months ended September 30, 2021.

In the fourth quarter of 2021, the Company entered into two swap contracts. Both contracts are ten-year interest rate swaps; the first swap has a notional amount of $50.0 with a fixed interest rate of 1.597%, while the second swap has a notional amount of $50.0 with a fixed interest rate of 1.821%. The Company recorded a $2.7 mark-to-market gain accumulated other comprehensive income on these swaps for the twelve months ended September 30, 2021.

As of September 30, 2021, the Company has recorded through other comprehensive income a cumulative mark-to-market net asset of $6.9 on open swaps.

The Company’s and Spire Missouri’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX and ICE natural gas futures and swap positions at September 30, 2021 and 2020 were as follows:

	September 30, 2021		September 30, 2020
Gas Marketing	Notional (MMBtu millions)	Maximum Term (Months)	Notional (MMBtu millions)	Maximum Term (Months)
Natural gas futures purchased	103.3	51	22.9	41
Natural gas options purchased, net	7.1	15	4.8	6
Natural gas basis swaps purchased	101.7	27	6.2	24

Gas Utility
Natural gas futures purchased	52.8	12	25.9	12

At September 30, 2021, neither Spire Missouri nor Spire Marketing had any further price mitigation in place.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets of the Company at fair value, and the change in fair value of the effective portion of these hedge instruments is recorded, net of income tax, in other comprehensive income or loss (OCI). Accumulated other comprehensive income or loss (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2021, it is expected that an immaterial amount of unrealized gains will be reclassified into the Consolidated Statements of Income of the Company during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Consolidated Statements of Cash Flows.

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2021	2020	2019
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Interest rate swaps		$61.2	$(8.9)	$(46.4)
Total		$61.2	$(8.9)	$(46.4)
Effective portion of (loss) gain reclassified from AOCI to income:
Interest rate swaps	Interest Expense	$(1.3)	$(3.2)	$1.3
Total		$(1.3)	$(3.2)	$1.3

Derivatives Not Designated as Hedging Instruments*
Gain (loss) recognized in income on derivatives:
Natural gas commodity contracts	Gas Marketing Operating Revenues	$54.1	$9.2	$2.5
	Gas Marketing Operating Expenses	—	—	(8.4)
NYMEX / ICE natural gas contracts	Gas Marketing Operating Revenues	(77.5)	(11.8)	—
Total		$(23.4)	$(2.6)	$(5.9)

*

Gains and losses on Spire Missouri’s natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Missouri Utilities’ PGA clauses and initially recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the statements of income. Such amounts are recognized in the statements of income as a component of natural gas operating expenses when they are recovered through the PGA clause and reflected in customer billings.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2021	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Other: Interest rate swaps	Derivative Instrument Asset	$12.6	Derivative Instrument Liability	$5.7
Subtotal		12.6		5.7

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Accounts Receivable – Other	104.0	Accounts Receivable – Other	0.3
Gas Marketing:
NYMEX / ICE natural gas contracts	Derivative Instrument Assets	93.9	Derivative Instrument Liability	50.1
	Deferred Charges – Other	20.8	Deferred Charges – Other	11.9
Natural gas commodity	Derivative Instrument Assets	34.1	Current Liabilities – Other	82.5
	Deferred Charges – Other	1.1	Deferred Credits – Other	14.2
Subtotal		253.9		159.0
Total derivatives		$266.5		$164.7

September 30, 2020
Derivatives designated as hedging instruments
Other: Interest rate swaps	Derivative Instrument Liability	$—	Derivative Instrument Liability	$54.2
Subtotal		—		54.2

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Accounts Receivable – Other	6.3	Accounts Receivable – Other	0.9
Gasoline and heating oil contracts	Derivative Instrument Assets	0.3
Gas Marketing:
NYMEX / ICE natural gas contracts	Derivative Instrument Assets	20.5	Derivative Instrument Assets	21.3
	Deferred Charges – Other	7.2	Deferred Charges – Other	0.8
Natural gas commodity	Derivative Instrument Assets	13.5	Derivative Instrument Assets	—
	Deferred Charges – Other	1.4	Deferred Charges – Other	—
	Current Liabilities – Other	—	Current Liabilities – Other	16.8
	Deferred Credits – Other	—	Deferred Credits – Other	5.5
Subtotal		49.2		45.3
Total derivatives		$49.2		$99.5

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

	2021	2020
Fair value of derivative assets presented above	$266.5	$49.2
Fair value of cash margin receivable offset with derivatives	(135.4)	(9.0)
Netting of assets and liabilities with the same counterparty	(73.0)	(23.0)
Total	$58.1	$17.2
Derivative Instrument Assets, per Consolidated Balance Sheets:
Current Assets – Other	$57.0	$15.8
Deferred Charges and Other Assets – Other	1.1	1.4
Total	$58.1	$17.2

Fair value of derivative liabilities presented above	$164.7	$99.5
Netting of assets and liabilities with the same counterparty	(73.0)	(23.0)
Total	$91.7	$76.5
Derivative Instrument Liabilities, per Consolidated Balance Sheets:
Current Liabilities – Other	$77.5	$71.0
Deferred Credits and Other Liabilities – Other	14.2	5.5
Total	$91.7	$76.5

Additionally, at September 30, 2021 and 2020, the Company had $40.8 and $7.6, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.

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

From time to time, Spire Missouri purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. These contracts are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, Derivatives and Hedging. The gains or losses on these derivative instruments are not subject to Spire Missouri’s PGA clause. At September 30, 2021, Spire Missouri had no gasoline futures contracts outstanding.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of income tax, in OCI. AOCI is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. As in both 2020 and 2019, there will be no reclassifications into the statements of income during fiscal 2022. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the statements of cash flows.

Spire Missouri’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at September 30, 2021 and 2020 were as follows:

	September 30, 2021		September 30, 2020
	Notional (MMBtu millions)	Maximum Term (Months)	Notional (MMBtu millions)	Maximum Term (Months)
Natural gas futures purchased	52.8	12	25.9	12

At September 30, 2021, Spire Missouri had no other price mitigation derivatives in place.

Gains and losses on Spire Missouri’s natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Spire Missouri’s PGA clauses and initially recorded as regulatory assets or regulatory liabilities. Such amounts are recognized in the statements of income as a component of natural gas operating expenses when they are recovered through the PGA clause and reflected in customer billings.

Fair Value of Derivative Instruments in the Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2021	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas contracts	Accounts Receivable – Other	$104.0	Accounts Receivable – Other	$0.3
Total derivatives		$104.0		$0.3

September 30, 2020
Derivatives not designated as hedging instruments
Natural gas contracts	Accounts Receivable – Other	$6.3	Accounts Receivable – Other	$0.9
Gasoline and heating oil contracts	Derivative Instrument Assets	0.3
Total derivatives		$6.6		$0.9

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in Spire Missouri’s Balance Sheets:

	2021	2020
Fair value of derivative assets presented above	$104.0	$6.6
Fair value of cash margin (payable) receivable offset with derivatives	(103.7)	(5.7)
Netting of assets and liabilities with the same counterparty	(0.3)	(0.9)
Total	$—	$—

Fair value of derivative liabilities presented above	$0.3	$0.9
Netting of assets and liabilities with the same counterparty	(0.3)	(0.9)
Total	$—	$—

Additionally, at September 30, 2021 and 2020, Spire Missouri had $40.3 and $7.2, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.

Spire Alabama

Spire Alabama periodically employs a gasoline derivative program to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. The gains or losses on these derivative instruments are not subject to Spire Alabama’s GSA rider. There were no such contracts outstanding as of September 30, 2021 and 2020.

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

Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $153.5 at September 30, 2021. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that customers in this group may be affected similarly by changes in economic, industry, or other conditions. Spire Marketing also has concentrations of credit risk with certain individually significant counterparties. At September 30, 2021, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $67.0. Four of these five counterparties are investment-grade rated integrated utilities, while the fifth is not rated but is a subsidiary of an investment-grade rated company.

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

The provision (benefit) for income taxes during the fiscal years ended September 30, 2021, 2020, and 2019 was as follows:

	Spire			Spire Missouri			Spire Alabama
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Federal:
Current	$0.2	$0.4	$0.6	$—	$—	$—	$—	$—	$—
Deferred	49.5	5.8	27.4	22.0	14.9	11.5	19.8	17.4	16.3
Investment tax credits	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	—	—	—
State and local:
Current	1.3	3.0	2.1	—	0.1	—	—	—	—
Deferred	17.7	3.4	4.6	3.5	2.5	2.0	5.2	4.6	4.2
Total income tax expense	$68.5	$12.4	$34.5	$25.3	$17.3	$13.3	$25.0	$22.0	$20.5

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	Spire			Spire Missouri			Spire Alabama
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Federal income tax statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefits	3.6	9.0	3.6	2.6	2.6	2.6	4.1	4.1	4.1
Certain expenses capitalized on books and deducted on tax return	(1.6)	(6.6)	(3.8)	(3.3)	(4.6)	(6.5)	—	—	—
Taxes related to prior years	(0.5)	(1.8)	0.2	(0.2)	(1.4)	0.1	—	0.1	—
Amortization of excess deferred taxes	(2.5)	(8.3)	(3.8)	(5.0)	(5.7)	(6.6)	—	—	—
Other items – net *	0.1	(1.0)	(1.4)	(0.2)	(0.2)	(0.3)	0.2	(0.1)	0.2
Effective income tax rate	20.1%	12.3%	15.8%	14.9%	11.7%	10.3%	25.3%	25.1%	25.3%
*	Other consists primarily of property adjustments.

The significant items comprising the net deferred tax liability or asset as of September 30 were as follows:

	Spire		Spire Missouri		Spire Alabama
	2021	2020	2021	2020	2021	2020
Deferred tax assets:
Reserves not currently deductible	$18.3	$24.8	$8.5	$16.7	$6.6	$5.9
Pension and other postretirement benefits	77.4	108.3	53.4	78.5	—	—
Goodwill	—	—	—	—	87.2	101.3
Operating losses	264.5	170.4	110.3	36.0	130.3	111.3
Regulatory amount due to customers, net	33.2	36.1	29.4	32.3	—	—
Other	32.4	44.7	—	—	—	—
Deferred tax assets	425.8	384.3	201.6	163.5	224.1	218.5
Less: Valuation allowance	(0.5)	(0.9)	(0.4)	(0.9)	—	—
Total deferred tax assets	425.3	383.4	201.2	162.6	224.1	218.5
Deferred tax liabilities:
Relating to property	(693.9)	(614.0)	(464.0)	(427.1)	(182.7)	(151.4)
Regulatory pension and other postretirement benefits	(95.6)	(138.4)	(71.2)	(107.4)	(1.6)	(3.4)
Deferred gas costs	(81.1)	—	(79.5)	—	—	—
Other**	(167.0)	(142.4)	(66.5)	(62.8)	(5.6)	(4.4)
Total deferred tax liabilities	(1,037.6)	(894.8)	(681.2)	(597.3)	(189.9)	(159.2)
Net deferred tax (liability) asset	$(612.3)	$(511.4)	$(480.0)	$(434.7)	$34.2	$59.3
**	For Spire, Other consists primarily of goodwill-related liabilities.

As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC Topic 980, Regulated Operations. The Tax Cuts and Jobs Act of 2017 (TCJA) reduced the corporate federal income tax rate, and the corresponding reductions in deferred income tax balances resulted in amounts previously collected from utility customers for these deferred taxes becoming refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. In fiscal 2018, the MoPSC Amended Report and Order took effect and the estimated excess accumulated deferred income tax began to be returned to Spire Missouri customers in rates. The amount being returned is estimated with a tracker established to defer the difference from the estimated amounts to the actual amounts once the actual amounts have been calculated. Excess accumulated deferred taxes of $8.4 were returned by Spire Missouri during each of fiscal years 2021, 2020, and 2019. The treatment for accumulated deferred income tax balances for Spire Alabama, Spire Gulf and Spire Mississippi is yet to be determined by state regulators.

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

As of September 30, 2021, Spire, and on a separate company basis, Spire Missouri and Spire Alabama, had federal and state loss carryforwards, contribution carryforwards, and various tax credit carryforwards as shown below.

	Spire	Spire Missouri	Spire Alabama
Federal and state loss carryforwards	$1,079.5	$467.3	$517.5
Contribution carryforwards	16.4	12.2	0.5
Tax credit carryforwards	4.5	3.4	—

For federal tax purposes, Spire Missouri’s and Spire Alabama’s loss carryforwards may be utilized against income from another member of the consolidated group. The loss carryforwards begin to expire in fiscal 2030 for certain state purposes and fiscal 2035 for federal and other state purposes. Contribution carryforwards are already starting to expire. Because a portion of the contribution carryforwards are not likely to be realized prior to expiration, valuation allowances have been established by Spire and Spire Missouri for $1.9 and $1.5 of carryforwards, respectively, as of September 30, 2021.

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

	Spire			Spire Missouri
	2021	2020	2019	2021	2020	2019
Unrecognized tax benefits, beginning of year	$13.2	$10.7	$8.1	$13.0	$10.4	$7.8
Increases related to tax positions taken in current year	3.2	2.6	4.5	3.1	2.6	4.5
Reductions related to tax positions taken in prior year	—	—	(1.9)	—	—	(1.9)
Reductions due to lapse of applicable statute of limitations	—	(0.1)	—	—	—	—
Unrecognized tax benefits, end of year	$16.4	$13.2	$10.7	$16.1	$13.0	$10.4

As of September 30, 2021 and 2020, the amounts of unrecognized tax benefits which, if recognized, would affect the effective tax rate were $3.6 and $2.9 , respectively, for the Company and $3.3 and $2.7, respectively, for Spire Missouri. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the unrecognized tax benefits. The Company and Spire Missouri do not expect that any such change will be significant to the balance sheets. Spire Alabama reported no unrecognized tax benefits for fiscal years 2021, 2020, and 2019.

The Company, Spire Missouri, and Spire Alabama record potential interest and penalties related to uncertain tax positions as interest expense and other income deductions, respectively. As of September 30, 2021 and 2020, interest accrued associated with uncertain tax positions was de minimis, and no penalties were accrued.

The Company, Spire Missouri, and Spire Alabama are no longer subject to examination for fiscal years prior to 2018, except to the extent the net operating losses from prior years are reviewed.

13. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The pension plans of Spire consist of plans for employees at Spire Missouri, the employees of Spire Alabama and employees of the subsidiaries of Spire EnergySouth.

Spire Missouri and Spire Alabama have non-contributory, defined benefit, trusteed forms of pension plans covering the majority of their employees. Plan assets consist primarily of corporate and U.S. government obligations and a growth segment consisting of exposure to equity markets, commodities, real estate and international credit markets.

The net periodic pension costs include the following components:

	Spire			Spire Missouri			Spire Alabama
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost – benefits earned during the period	$21.7	$22.5	$19.3	$15.4	$15.7	$12.4	$5.5	$6.1	$6.2
Interest cost on projected benefit obligation	20.7	22.6	28.2	14.2	15.8	19.8	4.6	4.9	6.0
Expected return on plan assets	(31.6)	(35.0)	(36.3)	(22.5)	(24.6)	(25.5)	(5.8)	(6.9)	(7.3)
Amortization of prior service (credit) cost	(3.1)	(2.5)	(1.1)	(0.6)	0.1	0.9	(2.3)	(2.4)	(1.8)
Amortization of actuarial loss	14.9	14.4	9.3	11.0	11.3	8.7	3.9	3.1	0.8
Loss on lump-sum settlements and curtailments	18.2	31.6	—	11.6	26.6	—	6.6	5.0	—
Subtotal	40.8	53.6	19.4	29.1	44.9	16.3	12.5	9.8	3.9
Regulatory adjustment	20.6	6.6	39.6	19.0	3.9	31.8	0.7	1.8	6.9
Net pension cost	$61.4	$60.2	$59.0	$48.1	$48.8	$48.1	$13.2	$11.6	$10.8

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income or loss include the following:

	Spire			Spire Missouri			Spire Alabama
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Current year actuarial (gain) loss	$(8.1)	$68.0	$90.9	$(0.9)	$37.8	$59.0	$(1.5)	$24.4	$26.3
Amortization of actuarial loss	(14.9)	(14.4)	(9.3)	(11.0)	(11.3)	(8.7)	(3.9)	(3.1)	(0.8)
Acceleration of loss recognized due to settlement	(18.2)	(31.7)	—	(11.6)	(26.6)	—	(6.6)	(5.1)	—
Current year service credit	(17.9)	(4.4)	(10.2)	(17.9)	(4.4)	(3.7)	—	—	(6.5)
Amortization of prior service credit (cost)	3.1	2.5	1.1	0.6	(0.1)	(0.9)	2.3	2.4	1.8
Subtotal	(56.0)	20.0	72.5	(40.8)	(4.6)	45.7	(9.7)	18.6	20.8
Regulatory adjustment	57.3	(19.5)	(71.7)	42.1	5.1	(44.9)	9.7	(18.6)	(20.8)
Total recognized in OCI	$1.3	$0.5	$0.8	$1.3	$0.5	$0.8	$—	$—	$—

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

In the fiscal year ended September 30, 2021, two Spire Missouri plans and one Spire Alabama plan met the criteria for settlement recognition, requiring re-measurement of the obligation under those plans using updated census data and assumptions for discount rate and mortality. For the remeasurements, the discount rates for the Missouri plans were updated to 3.00% at September 30, 2021 (from 2.85% at September 30, 2020), and the discount rate for the Alabama plan was updated to 3.10% (from 2.95%). Lump-sum payments recognized as settlements during fiscal year 2021 was $67.5 ($44.6 attributable to Spire Missouri and $22.9 to Spire Alabama). The Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan, and in fiscal 2021 the amortization periods range from 11.4 years to 11.7 years. Therefore, no lump sum settlement expenses were recorded in the fiscal year ended September 30, 2021.

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

The following table shows the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2021	2020	2021	2020	2021	2020
Benefit obligation, beginning of year	$732.6	$751.4	$505.2	$538.4	$163.5	$152.5
Service cost	21.7	22.5	15.4	15.7	5.5	6.1
Interest cost	20.7	22.6	14.2	15.8	4.6	4.9
Actuarial loss (gain)	6.6	37.5	11.0	15.6	(1.8)	18.4
Plan amendments	(17.9)	(4.4)	(17.9)	(4.4)	—	—
Settlement loss	12.3	16.5	8.2	16.5	4.1	—
Settlement benefits paid	(67.6)	(89.3)	(44.6)	(74.5)	(22.9)	(14.8)
Regular benefits paid	(18.8)	(24.2)	(12.5)	(17.9)	(3.6)	(3.6)
Benefit obligation, end of year	$689.6	$732.6	$479.0	$505.2	$149.4	$163.5
Accumulated benefit obligation, end of year	$673.3	$699.3	$465.4	$473.7	$146.9	$161.8

Actuarial losses in both 2021 and 2020 were primarily due to the decrease in lump sum discount rates in one Spire Missouri plan and the losses on actual lump sum benefit payments compared to assumed amounts across all the plans. Except for Spire Alabama in 2021, these losses more than offset the gains that resulted from the increase in discount rates used to calculate the benefit obligations for each year.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2021	2020	2021	2020	2021	2020
Fair value of plan assets, beginning of year	$473.1	$521.8	$336.2	$379.2	$88.6	$93.3
Actual return on plan assets	58.8	21.1	42.7	19.1	9.6	1.0
Employer contributions	53.4	43.7	42.2	30.3	11.1	12.7
Settlement benefits paid	(67.6)	(89.3)	(44.6)	(74.5)	(22.9)	(14.8)
Regular benefits paid	(18.8)	(24.2)	(12.5)	(17.9)	(3.6)	(3.6)
Fair value of plan assets, end of year	$498.9	$473.1	$364.0	$336.2	$82.8	$88.6
Funded status of plans, end of year	$(190.7)	$(259.5)	$(115.0)	$(169.0)	$(66.6)	$(74.9)

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2021	2020	2021	2020	2021	2020
Current liabilities	$(0.8)	$(0.6)	$(0.8)	$(0.6)	$—	$—
Noncurrent liabilities	(189.9)	(258.9)	(114.2)	(168.4)	(66.6)	(74.9)
Total	$(190.7)	$(259.5)	$(115.0)	$(169.0)	$(66.6)	$(74.9)

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic pension cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2021	2020	2021	2020	2021	2020
Net actuarial loss	$194.6	$235.6	$129.6	$152.9	$66.1	$78.1
Prior service credit	(40.3)	(25.6)	(20.1)	(2.8)	(18.7)	(21.1)
Subtotal	154.3	210.0	109.5	150.1	47.4	57.0
Adjustments for amounts included in regulatory assets	(149.5)	(206.7)	(104.7)	(146.8)	(47.4)	(57.0)
Total	$4.8	$3.3	$4.8	$3.3	$—	$—

The assumptions used to calculate net periodic pension costs for Spire Missouri are as follows:

	2021	2020	2019
Weighted average discount rate - Spire Missouri East plan	2.85%	3.20%	4.30%
Weighted average discount rate - Spire Missouri West plan	2.75%	3.15%	4.35%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	6.75%	7.25%	7.50%

The assumptions used to calculate net periodic pension costs for Spire Alabama are as follows:

	2021	2020	2019
Weighted average discount rate	2.95%/2.80%	3.25%/3.20%	4.35%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	6.75%	7.25%	7.25%

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

The assumptions used to calculate the benefit obligations are as follows:

	2021	2020
Weighted average discount rate - Spire Missouri East plan	3.00%	2.85%
Weighted average discount rate - Spire Missouri West plan	3.00%	2.75%
Weighted average discount rate - Spire Alabama plans	3.1%/3.0%	2.95%/2.80%
Weighted average rate of future compensation increase	3.00%	3.00%
Cash balance interest crediting rate - Spire Alabama / Spire Missouri	4.25%	4.50%

Following are the year-end projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	Spire		Spire Missouri		Spire Alabama
	2021	2020	2021	2020	2021	2020
Projected benefit obligation	$689.6	$732.6	$479.0	$505.2	$149.4	$163.5
Accumulated benefit obligation	673.3	699.3	465.4	473.7	146.9	161.8
Fair value of plan assets	498.9	473.1	364.0	336.2	82.8	88.6

Following are the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	2021 Target	2021 Actual	2020 Target	2020 Actual
Return seeking assets	70.0%	74.5%	70.0%	70.0%
Liability hedging assets	30.0%	23.1%	30.0%	27.0%
Other	—%	2.4%	—%	3.0%
Total	100.0%	100.0%	100.0%	100.0%

Spire Alabama	2021 Target	2021 Actual	2020 Target	2020 Actual
Return seeking assets	70.0%	72.8%	70.0%	71.0%
Liability hedging assets	30.0%	25.5%	30.0%	27.0%
Other*	—%	1.7%	—%	2.0%
Total	100.0%	100.0%	100.0%	100.0%
*	Includes cash for 2020

The Spire Inc. Retirement Plans Committee is responsible for the administration of the various plans, and all payments under the plans require direction of that committee. The Spire Inc. Defined Benefit Plan Investment Review Committee utilizes an Outsourced Chief Investment Officer (OCIO) model where investment decisions are outsourced to investment consultants (Willis Towers Watson), who in turn become co-fiduciaries with the committee.

For all plans, the Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets with a prudent level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status, corporate financial condition and market conditions. The Company has developed an investment strategy that focuses on asset allocation, diversification and quality guidelines. The investment goals are to obtain an adequate level of return to meet future obligations of the plan by providing above average risk-adjusted returns with a risk exposure in the mid-range of comparable funds. Comparative market and peer group benchmarks are utilized to ensure that investment managers are performing satisfactorily. The Company seeks to maintain an appropriate level of diversification to minimize the risk of large losses in a single asset class. Accordingly, plan assets for the pension plans do not have a concentration of assets in a single entity, industry, country, commodity or class of investment fund.

Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter, for Spire, Spire Missouri, and Spire Alabama:

	2022	2023	2024	2025	2026	2027- 2031
Spire	$64.3	$59.2	$57.8	$52.4	$50.6	$236.8
Spire Missouri	46.6	42.2	41.9	36.9	34.9	164.3
Spire Alabama	14.7	13.9	12.7	12.2	12.3	54.0

The funding policy of Spire Missouri and Spire Alabama is to contribute an amount not less than the minimum required by government funding standards nor more than the maximum deductible amount for federal income tax purposes. Spire Missouri’s contributions to the pension plans in fiscal 2022 are anticipated to be $37.6 into the qualified trusts, and $0.8 into the non-qualified plans. Spire Alabama’s contributions to the pension plans in fiscal 2021 are anticipated to be $14.4 into the qualified trusts.

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

Net periodic postretirement benefit costs consist of the following components:

	Spire			Spire Missouri			Spire Alabama
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost – benefits earned during the period	$7.3	$5.9	$7.4	$6.2	$5.3	$6.8	$0.9	$0.4	$0.4
Interest cost on accumulated postretirement benefit obligation	6.0	6.3	9.0	4.5	4.7	6.9	1.3	1.4	1.8
Expected return on plan assets	(16.1)	(16.7)	(16.2)	(10.9)	(11.4)	(11.1)	(4.9)	(5.0)	(4.8)
Amortization of prior service cost (credit)	1.0	(0.5)	(0.1)	0.7	(0.2)	0.3	0.3	(0.3)	(0.4)
Amortization of actuarial gain	(1.6)	(2.0)	(0.5)	(1.5)	(2.0)	(0.5)	—	—	—
Subtotal	(3.4)	(7.0)	(0.4)	(1.0)	(3.6)	2.4	(2.4)	(3.5)	(3.0)
Regulatory adjustment	13.2	16.0	10.0	15.0	17.7	11.7	(1.8)	(1.8)	(1.8)
Net postretirement benefit cost	$9.8	$9.0	$9.6	$14.0	$14.1	$14.1	$(4.2)	$(5.3)	$(4.8)

Other changes in plan assets and postretirement benefit obligations recognized in OCI include the following:

	Spire			Spire Missouri			Spire Alabama
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Current year actuarial (gain) loss	$(41.0)	$(7.3)	$(12.2)	$(29.0)	$(7.6)	$(17.3)	$(9.9)	$1.1	$5.5
Amortization of actuarial gain	1.6	2.0	0.5	1.5	2.0	0.5	—	—	—
Current year prior service credit	—	15.8	5.5	—	9.5	4.9	—	6.3	0.6
Amortization of current year service cost	—	—	0.4	—	—	—	—	—	0.4
Amortization of prior service (cost) credit	(1.0)	0.5	(0.3)	(0.7)	0.2	(0.3)	(0.3)	0.3	—
Subtotal	(40.4)	11.0	(6.1)	(28.2)	4.1	(12.2)	(10.2)	7.7	6.5
Regulatory adjustment	40.4	(11.0)	6.1	28.2	(4.1)	12.2	10.2	(7.7)	(6.5)
Total recognized in OCI	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2021	2020	2021	2020	2021	2020
Benefit obligation, beginning of year	$212.3	$197.3	$158.4	$147.9	$48.3	$43.4
Service cost	7.3	5.9	6.2	5.3	0.9	0.4
Interest cost	6.0	6.3	4.5	4.7	1.3	1.4
Actuarial (gain) loss	(7.5)	0.2	(6.7)	1.7	0.7	(0.7)
Plan amendments	—	15.8	—	9.5	—	6.3
Benefits paid	(13.9)	(13.2)	(10.7)	(10.7)	(3.2)	(2.5)
Benefit obligation, end of year	$204.2	$212.3	$151.7	$158.4	$48.0	$48.3

In fiscal 2021, the actuarial gains for Spire and Spire Missouri were driven by the increase in the discount rate used to calculate the benefit obligation. For Spire Alabama, this gain was more than offset by the loss associated with an update to the trend assumption. In fiscal 2020 the actuarial losses for Spire and Spire Missouri were driven by the decrease in the discount rate used to calculate the benefit obligation. For Spire Alabama, this loss was more than offset by the gain due to the elimination of the assumed liability load from the Cadillac Plan excise tax.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2021	2020	2021	2020	2021	2020
Fair value of plan assets at beginning of year	$291.0	$279.8	$199.2	$188.9	$87.0	$86.4
Actual return on plan assets	49.7	24.2	33.1	20.8	15.6	3.1
Employer contributions	0.1	0.2	0.1	0.2	—	—
Benefits paid	(13.9)	(13.2)	(10.7)	(10.7)	(3.2)	(2.5)
Fair value of plan assets, end of year	$326.9	$291.0	$221.7	$199.2	$99.4	$87.0
Funded status of plans, end of year	$122.7	$78.7	$70.0	$40.8	$51.4	$38.7

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2021	2020	2021	2020	2021	2020
Noncurrent assets	$170.2	$129.0	$117.5	$90.3	$51.4	$38.7
Current liabilities	(0.5)	(0.5)	(0.5)	(0.5)	—	—
Noncurrent liabilities	(47.0)	(49.8)	(47.0)	(49.0)	—	—
Total	$122.7	$78.7	$70.0	$40.8	$51.4	$38.7

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic postretirement benefit cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2021	2020	2021	2020	2021	2020
Net actuarial gain	$(101.2)	$(61.7)	$(85.8)	$(58.3)	$(11.5)	$(1.5)
Prior service (credit) cost	14.6	15.5	9.7	10.4	4.9	5.1
Subtotal	(86.6)	(46.2)	(76.1)	(47.9)	(6.6)	3.6
Adjustments for amounts included in regulatory assets	86.6	46.2	76.1	47.9	6.6	(3.6)
Total	$—	$—	$—	$—	$—	$—

The assumptions used to calculate net periodic postretirement benefit costs for Spire Missouri are as follows:

	2021	2020	2019
Weighted average discount rate - Spire Missouri plans	2.75%	3.15%	4.30%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets - Spire Missouri plans	5.75%	6.25%	6.25%

The assumptions used to calculate net periodic postretirement benefit costs for Spire Alabama are as follows:

	2021	2020	2019
Weighted average discount rate	2.75%	3.15%	4.30%
Expected long-term rate of return on plan assets	5.00%/6.25%	5.00%/6.25%	5.00%/6.25%

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

The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2021	2020
Weighted average discount rate - Spire Alabama plans	2.95%	2.75%
Weighted average discount rate - Spire Missouri plans	2.95%	2.75%
Weighted average rate of future compensation increase - Spire Missouri East plans	3.00%	3.00%

The assumed medical cost trend rates at September 30 are as follows:

	2021	2020
Medical cost trend assumed for next year - Spire Missouri	7.00%	6.50%
Medical cost trend assumed for next year - Spire Alabama	7.00%	6.50%
Rate to which the medical cost trend rate is assumed to decline (the ultimate medical cost trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend	2028	2025

Following are the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	Target	2021 Actual	2020 Actual
Equity securities	60.0%	59.2%	57.4%
Debt securities	40.0%	38.9%	37.8%
Other (cash and cash equivalents held to make benefit payments)	—%	1.9%	4.8%
Total	100.0%	100.0%	100.0%

Spire Alabama	Target	2021 Actual	2020 Actual
Equity securities	60.0%	60.5%	61.8%
Debt securities	40.0%	39.5%	38.2%
Total	100.0%	100.0%	100.0%

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

Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter for Spire, Spire Missouri, and Spire Alabama:

	2022	2023	2024	2025	2026	2027- 2031
Spire	$14.1	$14.9	$15.6	$15.9	$15.8	$76.1
Spire Missouri	11.2	11.9	12.5	12.7	12.7	59.9
Spire Alabama	2.7	2.8	2.9	2.9	2.9	14.3

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. For both Spire Missouri and Spire Alabama there are no anticipated contributions to the postretirement plans in fiscal 2022.

Other Plans

Spire Services Inc. sponsors a 401(k) plan that cover substantially all employees of Spire Inc. and its subsidiaries. The plan allows employees to contribute a portion of their base pay in accordance with specific guidelines.  The cost of the defined contribution plan for Spire Inc. totaled $15.5, $13.6, and $13.8 for fiscal years 2021, 2020, and 2019, respectively. Spire Missouri provides a match of such contributions within specific limits. The cost of the defined contribution plan for Spire Missouri amounted to $10.9, $9.5, and $10.0 for fiscal years 2021, 2020, and 2019, respectively. Spire Alabama also provides a match of employee contributions within specific limits. The cost of the defined contribution plan for Spire Alabama amounted to $2.9, $3.4, and $3.1 for fiscal years 2021, 2020, and 2019, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets

Spire

The table below categorizes the fair value measurements of the Spire pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2021
Cash and cash equivalents	$10.6	$—	$—	$10.6
Equity funds - global (including U.S.)	—	201.2	—	201.2
Real asset funds	—	87.7	—	87.7
Debt securities:
U.S. bond funds	58.4	—	—	58.4
U.S. government index funds	60.1	—	—	60.1
Global funds (including U.S.)	—	80.9	—	80.9
Total	$129.1	$369.8	$—	$498.9

As of September 30, 2020
Cash and cash equivalents	$11.5	$—	$—	$11.5
Equity funds - global (including U.S.)	31.4	195.6	—	227.0
Equity index funds - global (including U.S.)	32.6	—	—	32.6
Debt securities:
U.S. bond funds	48.9	—	—	48.9
U.S. government index funds	78.3	—	—	78.3
Global funds (including U.S.)	—	74.8	—	74.8
Total	$202.7	$270.4	$—	$473.1

The table below categorizes the fair value measurements of Spire’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2021
Cash and cash equivalents	$3.1	$—	$—	$3.1
U.S. stock/bond mutual funds	223.2	82.5	—	305.7
International fund	1.2	16.9	—	18.1
Total	$227.5	$99.4	$—	$326.9

As of September 30, 2020
Cash and cash equivalents	$3.6	$—	$—	$3.6
U.S. stock/bond mutual funds	199.4	72.2	—	271.6
International fund	1.0	14.8	—	15.8
Total	$204.0	$87.0	$—	$291.0

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

Spire Missouri

The table below categorizes the fair value measurements of Spire Missouri’s pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2021
Cash and cash equivalents	$8.3	$—	$—	$8.3
Equity funds - global (including U.S.)	—	148.6	—	148.6
Real asset funds	—	59.2	—	59.2
Debt securities:
U.S. bond funds	38.4	—	—	38.4
U.S. government index funds	45.6	—	—	45.6
Global funds (including U.S.)	—	63.9	—	63.9
Total	$92.3	$271.7	$—	$364.0

As of September 30, 2020
Cash and cash equivalents	$9.5	$—	$—	$9.5
Equity funds - global (including U.S.)	22.1	137.8	—	159.9
Equity index funds - global (including U.S.)	22.8	—	—	22.8
Debt securities:
U.S. bond funds	31.0	—	—	31.0
U.S. government index funds	59.6	—	—	59.6
Global funds (including U.S.)	—	53.4	—	53.4
Total	$145.0	$191.2	$—	$336.2

The table below categorizes the fair value measurements of Spire Missouri’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2021
Cash and cash equivalents	$2.4	$—	$—	$2.4
U.S. stock/bond mutual funds	219.3	—	—	219.3
Total	$221.7	$—	$—	$221.7

As of September 30, 2020
Cash and cash equivalents	$3.0	$—	$—	$3.0
U.S. stock/bond mutual funds	196.2	—	—	196.2
Total	$199.2	$—	$—	$199.2

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

Spire Alabama

The table below categorizes the fair value measurements of Spire Alabama’s pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2021
Cash and cash equivalents	$1.4	$—	$—	$1.4
Equity funds - global (including U.S.)	—	32.3	—	32.3
Real asset funds	—	14.6	—	14.6
Debt securities:
U.S. bond funds	12.3	—	—	12.3
U.S. government index funds	8.9	—	—	8.9
Global funds (including U.S.)	—	13.3	—	13.3
Total	$22.6	$60.2	$—	$82.8

As of September 30, 2020
Cash and cash equivalents	$0.9	$—	$—	$0.9
Equity funds - global (including U.S.)	6.1	37.5	—	43.6
Equity index funds - global (including U.S.)	6.4	—	—	6.4
Debt securities:
U.S. bond funds	11.7	—	—	11.7
U.S. government index funds	12.1	—	—	12.1
Global funds (including U.S.)	—	13.9	—	13.9
Total	$37.2	$51.4	$—	$88.6

The table below categorizes the fair value measurements of Spire Alabama’s postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2021
U.S. stock/bond mutual funds	$—	$82.5	$—	$82.5
International fund	—	16.9	—	16.9
Total	$—	$99.4	$—	$99.4

As of September 30, 2020
U.S. stock/bond mutual funds	$—	$72.2	$—	$72.2
International fund	—	14.8	—	14.8
Total	$—	$87.0	$—	$87.0

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

2021	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Revenues from external customers	$2,118.2	$96.5	$20.8	$—	$2,235.5
Intersegment revenues	1.1	—	46.9	(48.0)	—
Total Operating Revenues	2,119.3	96.5	67.7	(48.0)	2,235.5
Operating Expenses
Natural gas	961.7	18.8	0.1	(34.3)	946.3
Other operation and maintenance	422.2	17.1	40.2	(13.7)	465.8
Depreciation and amortization	204.4	1.2	7.5	—	213.1
Taxes, other than income taxes	157.0	0.9	2.2	—	160.1
Total Operating Expenses	1,745.3	38.0	50.0	(48.0)	1,785.3
Operating Income	$374.0	$58.5	$17.7	$—	$450.2
Net Economic Earnings (Loss)	$230.6	$47.0	$(11.3)	$—	$266.3
Capital Expenditures	$590.4	$0.7	$33.7	$—	$624.8

2020	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Revenues from external customers	$1,751.8	$87.9	$15.7	$—	$1,855.4
Intersegment revenues	0.2	—	42.1	(42.3)	—
Total Operating Revenues	1,752.0	87.9	57.8	(42.3)	1,855.4
Operating Expenses
Natural gas	660.2	65.1	0.4	(29.6)	696.1
Other operation and maintenance	421.3	11.8	38.2	(12.7)	458.6
Depreciation and amortization	189.7	0.6	7.0	—	197.3
Taxes, other than income taxes	146.5	1.1	0.8	—	148.4
Impairments	—	—	148.6	—	148.6
Total Operating Expenses	1,417.7	78.6	195.0	(42.3)	1,649.0
Operating Income (Loss)	$334.3	$9.3	$(137.2)	$—	$206.4
Net Economic Earnings (Loss)	$213.4	$9.1	$(14.7)	$—	$207.8
Capital Expenditures	$547.8	$3.6	$87.0	$—	$638.4

2019	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Revenues from external customers	$1,859.2	$83.7	$9.5	$—	$1,952.4
Intersegment revenues	1.6	—	12.0	(13.6)	—
Total Operating Revenues	1,860.8	83.7	21.5	(13.6)	1,952.4
Operating Expenses
Natural gas	794.6	47.9	0.5	(2.7)	840.3
Other operation and maintenance	441.7	11.7	31.6	(10.9)	474.1
Depreciation and amortization	179.4	0.1	2.2	—	181.7
Taxes, other than income taxes	151.7	0.8	1.5	—	154.0
Total Operating Expenses	1,567.4	60.5	35.8	(13.6)	1,650.1
Operating Income (Loss)	$293.4	$23.2	$(14.3)	$—	$302.3
Net Economic Earnings (Loss)	$199.8	$19.4	$(24.1)	$—	$195.1
Capital Expenditures	$565.4	$3.1	$254.8	$—	$823.3

Total Assets at End of Year	2021	2020	2019
Gas Utility	$7,615.4	$6,716.2	$6,094.6
Gas Marketing	466.1	182.7	212.3
Other	2,351.7	2,443.5	2,692.7
Eliminations	(1,076.8)	(1,101.2)	(1,380.4)
Total Assets	$9,356.4	$8,241.2	$7,619.2

Reconciliation of Consolidated Net Income to Consolidated Net Economic Earnings	2021	2020	2019
Net Income	$271.7	$88.6	$184.6
Adjustments, pre-tax:
Impairments	—	148.6	—
Provision for ISRS rulings	—	—	12.2
Missouri regulatory adjustments	(9.0)	—	—
Fair value and timing adjustments	3.3	2.5	1.2
Acquisition, divestiture and restructuring activities	(1.3)	—	0.4
Income tax effect of adjustments	1.6	(31.9)	(3.3)
Net Economic Earnings	$266.3	$207.8	$195.1

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

The following regulatory assets and regulatory liabilities were reflected in the Balance Sheets as of September 30, 2021 and 2020.

	Spire		Spire Missouri		Spire Alabama
September 30	2021	2020	2021	2020	2021	2020
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$31.1	$30.6	$21.9	$21.9	$8.2	$7.7
Unamortized purchased gas adjustments	243.5	5.5	242.8	—	—	5.5
Other	31.9	33.4	11.6	10.2	10.6	7.2
Total Current Regulatory Assets	306.5	69.5	276.3	32.1	18.8	20.4
Noncurrent:
Future income taxes due from customers	132.9	123.5	124.2	114.6	2.2	2.2
Pension and postretirement benefit costs	313.8	439.3	226.0	332.6	82.9	98.2
Cost of removal	431.9	395.6	34.9	7.1	397.0	388.6
Unamortized purchased gas adjustments	—	12.1	—	12.1	—	—
Energy efficiency	47.6	39.6	47.6	39.6	—	—
Other	67.3	59.3	50.4	42.7	1.2	0.9
Total Noncurrent Regulatory Assets	993.5	1,069.4	483.1	548.7	483.3	489.9
Total Regulatory Assets	$1,300.0	$1,138.9	$759.4	$580.8	$502.1	$510.3
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$5.8	$5.8	$3.6	$3.6	$2.2	$2.2
Unamortized purchased gas adjustments	11.0	73.1	—	72.3	10.2	—
Other	17.8	34.1	13.5	27.3	1.0	1.7
Total Current Regulatory Liabilities	34.6	113.0	17.1	103.2	13.4	3.9
Noncurrent:
Deferred taxes due to customers	127.5	138.8	110.2	121.4	—	—
Pension and postretirement benefit costs	159.3	157.6	131.4	140.4	19.8	14.8
Accrued cost of removal	36.2	28.6	4.9	—	—	—
Unamortized purchased gas adjustments	284.3	4.4	284.3	4.4	—	—
Other	13.6	14.3	8.0	8.6	3.6	3.7
Total Noncurrent Regulatory Liabilities	620.9	343.7	538.8	274.8	23.4	18.5
Total Regulatory Liabilities	$655.5	$456.7	$555.9	$378.0	$36.8	$22.4

A portion of the Company’s regulatory assets are not earning a return and are shown in the schedule below:

	Spire		Spire Missouri
September 30	2021	2020	2021	2020
Pension and postretirement benefit costs	$165.7	$232.3	$165.7	$232.3
Future income taxes due from customers	130.7	121.3	124.2	114.6
Unamortized purchase gas adjustments	242.8	—	242.8	—
Other	86.0	12.9	86.0	12.9
Total Regulatory Assets Not Earning a Return	$625.2	$366.5	$618.7	$359.8

Like all the Company’s regulatory assets, these regulatory assets are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is normally about one year, but a portion will be three years due to the Filing Adjustment Factor discussed below. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC. Spire Alabama does not have any regulatory assets that are not earning a return.

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

•

The MoPSC approved a plan applicable to Spire Missouri’s gas supply commodity costs under which it retains a portion of cost savings associated with the acquisition of natural gas below an established benchmark level. This gas supply cost management program allows Spire Missouri to retain 10% of cost savings, up to a maximum of $3.0 annually. Spire Missouri did not record any such incentive compensation under the plan during the three fiscal years reported. Incentives recorded under the plan, if any, are included in Operating Revenues on the Consolidated Statements of Income and on Spire Missouri’s Statements of Comprehensive Income.

•

Pre-tax income from off-system sales and capacity release revenues is shared with customers (such that customers receive 75% and Spire Missouri receives 25%), with an estimated amount assumed in PGA rates.

Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA clause, as well as the difference between the actual amount of off-system sales and capacity release revenues allocated to customers and the estimated amount assumed in PGA rates, are reflected as a deferred charge or credit at the end of the fiscal year. At that time, the balance is classified as a current asset or current liability and recovered from, or credited to, customers over an annual period commencing in the subsequent November. The balance in the current account is amortized as amounts are reflected in customer billings. At September 30, 2021, the current asset balance was primarily the result of higher gas prices, while the noncurrent liability primarily reflects over $192 of Operational Flow Order penalties not yet collected, as discussed later in this note, and net gains on hedges applicable to purchases beyond the current PGA filing period.

On March 7, 2018, the MoPSC issued its order in two general rate cases (docketed as GR-2017-0215 and GR-2017-0216), approving new tariffs that became effective on April 19, 2018. Certain provisions of the order allowed less future recovery of certain deferred or capitalized costs than estimated based upon previous rate proceedings, and management determined that the related regulatory assets should be written down or off in connection with the preparation of the financial statements for the second quarter of 2018. Spire Missouri filed an appeal of portions of the MoPSC’s order, including the disallowance of certain pension costs. On February 9, 2021, the Missouri Supreme Court issued its decision, reversing the MoPSC’s order with respect to certain pension costs and affirming the MoPSC’s order in all other respects. The case was remanded back to the MoPSC with directions that $9.0 in pension assets that accrued between 1994 and 1996 be added to the Company’s prepaid pension asset. Based on the court’s decision, the Company increased its noncurrent regulatory asset for “Pension and postretirement benefit costs” and reduced operation and maintenance expense for the three months ended March 31, 2021. Like the original write-down in 2018, this adjustment is excluded for the net economic earnings financial measure. Spire Missouri and MoPSC Staff agreed that the remand issue should be considered as part of Spire Missouri’s ongoing general rate case (discussed below), and on July 14, 2021, the MoPSC entered an order approving that procedural treatment.

The Infrastructure System Replacement Surcharge (ISRS) allows Spire Missouri expedited recovery for its investment to replace its worn out or deteriorated infrastructure without the necessity of a formal rate case. On November 19, 2019, the Missouri Western District Court of Appeals issued rulings (“ISRS rulings”) that determined certain capital investments in 2016 through 2018 were not eligible for recovery under the ISRS. As a result, Spire Missouri recorded a $12.2 provision for fiscal year 2019, which was excluded for the net economic earnings financial measure. This matter was settled by the end of fiscal 2020.

In September 2020, Spire Missouri, the MoPSC staff and the Office of Public Counsel (OPC) reached a Unanimous Stipulation and Agreement regarding Spire Missouri’s request for an Accounting Authority Order (AAO) pertaining to certain costs and lost customer fee revenue related to the COVID-19 pandemic. In October 2020, the MoPSC issued an order approving that agreement and granting an AAO for the period of March 1, 2020 through March 31, 2021. As part of the rate case order discussed below, the settled balance of deferred costs, including foregone late payment fees and reconnect/disconnect fees that Spire Missouri was authorized to defer, totaled $6.2 and will be recovered through a five-year amortization. Accordingly, Spire Missouri recorded a regulatory asset of that amount as of September 30, 2021.

On December 11, 2020, Spire Missouri filed tariffs to initiate a general rate case before the MoPSC, with a requested base rate increase of $111.5, $47.3 of which was already being recovered through ISRS. Those tariffs were suspended to allow for interventions, discovery and an evidentiary hearing on the matter, which occurred in August 2021. Following the hearing, the MoPSC issued a report and order, and an amended report and order directing the Company to file new tariffs implementing a base rate increase of $72.2, including re-basing of the $47.3 of prior period ISRS charges. The Company filed tariffs to implement those rates, and other program and tariff changes, on November 10, 2021, with an effective date of December 10, 2021. The decision in this case diverged from prior MoPSC precedent in that it (1) included short-term debt in the Company’s capital structure for the first time and (2) revised its long-standing interpretation, approved in prior cases as far back as we could identify, of Spire Missouri’s compliance with the FERC Uniform System of Accounts (USOA) on the capitalization of prudently incurred non-operational overheads. The order requires Spire Missouri to cease capitalization of these overhead costs at the time new rates go into effect until a MoPSC staff audit of their revised interpretation of compliance with the USOA framework can be completed. The Company filed a motion for rehearing on the overheads issue, and the OPC filed a motion for rehearing on capital structure and other issues decided in the case. Those motions have been mooted by the amended report and order, and on November 19, 2021 the Company filed an additional motion for rehearing of the amended report and order on various issues. The amended order on capitalized overheads lacks clarity needed to quantify the impact of the issue with adequate precision. The Company is working with the MoPSC staff to facilitate the ordered audit of capitalized overheads on an expedited basis, including the quantification of the overheads subject to the order, and interpretation of what portion of these costs may be deferred into a regulatory asset until capitalization resumes. However, unless the MoPSC’s order is amended further or we gain more assurance on recovery through a regulatory asset, the Company anticipates that the change in overhead capitalization methods ordered by the MoPSC will have a material adverse impact on its net income in 2022 and future periods until the completion of a future rate case. The estimated pre-tax impact is in the range of $20 to $30 annually, shifting prudently incurred overhead costs from capital to O&M expense.

In mid-February 2021, the central U.S. experienced a period of unusually severe cold weather (“Winter Storm Uri”), and Spire Missouri implemented an Operational Flow Order (OFO) to preserve the integrity of its distribution system. During this time, Spire Missouri was required to purchase additional natural gas supply, both to ensure adequate supply for its firm utility customers, and to cover the shortfall created when third-party marketers failed to deliver natural gas supply to its city gates on behalf of their customers. In accordance with its tariffs, Spire Missouri invoiced the cost of gas and associated penalties totaling $195.8 to non-compliant marketers pursuant to the MoPSC-approved OFO tariff and recorded accounts receivable. Recoveries collected, including $3.2 collected to date, will be an offset to cost of natural gas for firm utility customers through the PGA and Actual Cost Adjustment (ACA). The three largest counterparties did not remit payment when due, so Spire Missouri filed suit against them in federal court to recover the invoiced amounts. Those suits remain pending. Some marketers have filed complaints with the MoPSC requesting review of the transactions between them and Spire; at this time, the Company has no reason to believe the MoPSC will not follow the tariff and has determined collection is probable. Evidentiary hearings of those complaints are scheduled for March 2022. The MoPSC has also opened a working case to investigate the effects of Winter Storm Uri on all Missouri utilities. Spire Missouri is not subject to any upstream OFO penalties on any interstate pipelines.

Spire Missouri’s net deferred gas costs and average inventory cost in the second quarter of fiscal 2021 increased by approximately $110 primarily due to Winter Storm Uri, including projected offsets of off-system sales and tariff-based OFO penalties. Spire Missouri filed for and received MoPSC approval for an adjustment to the PGA tariff to increase a Filing Adjustment Factor (FAF) credit for three years. This credit will allow the company to help mitigate rate impacts of Winter Storm Uri costs and the increased gas market from 2020 to 2021. All gas costs will eventually be recovered through the PGA or ACA mechanisms and carrying costs will be applied per the terms of the tariff.

Spire Missouri is able to sell excess natural gas supply and capacity to third parties off-system, resulting in significant savings to its firm utility customers through the gas incentive mechanisms of its PGA as described above. Spire Missouri retains 25% and passes 75% through to its customers as gas cost savings. During Winter Storm Uri, Spire Missouri had an unusually large off-system sale resulting in $100.0 of incremental gross revenue. Due to the nature and magnitude of this particular transaction, Spire Missouri initially deferred recognition of its 25% share and established a regulatory liability to allow time to assess the transaction in light of the open rate proceeding. When the regulatory treatment became clear in the fourth quarter of fiscal 2021, the Company reversed the liability and recorded the amount in operating revenues.

Spire Alabama

In October 2018, the APSC approved the renewal of its Rate Stabilization and Equalization (RSE) rate-setting process for Spire Alabama through September 30, 2022, limiting equity as a percent of total capitalization to a range of 56.5% to 55.5%. Under RSE, the APSC conducts quarterly reviews to determine whether Spire Alabama’s return on average common equity (ROE) at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected ROE within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. Spire Alabama’s allowed range of ROE is 10.15% to 10.65% with an adjusting point of 10.4%.

On November 30, 2020, Spire Alabama filed an increase for rate year 2021 of $8.3, which became effective December 1, 2020. On October 26, 2021, Spire Alabama made its annual RSE rate filing with the APSC, presenting the utility’s budget for the fiscal year ending September 30, 2022, including net income and a calculation of allowed ROE.

Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider which permits the pass-through to customers of changes in the cost of gas supply. Spire Alabama’s tariff provides a temperature adjustment mechanism, also included in the GSA rider, which is designed to moderate the impact of departures from normal temperatures on Spire Alabama’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather-related conditions that may affect customer usage are not included in the temperature adjustment. In November 2019, the APSC approved Spire Alabama’s proposal to establish a mechanism under its GSA rider allowing the utility to create value through off-system sales of excess natural gas supply and capacity and to retain 25% of the value created while giving 75% of the value to customers. The mechanism was effective with the establishment of new rates on December 1, 2019. Spire Alabama filed a GSA rate increase effective December 1, 2021, primarily attributable to higher natural gas prices.

The inflation-based Cost Control Measure (CCM) established by the APSC, allows for annual changes in operation and maintenance (“O&M”) expense per customer relative to an index range. The index range is Spire Alabama’s actual 2018 O&M expense adjusted for inflation and adjusted by 2/3 and 1/3 of the 2018 CCM differential (amount below the CCM range in 2018) in 2019 and 2020, respectively, plus or minus 1.50%. If rate year O&M expense falls within the index range, no adjustment is required. If rate year O&M expense exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent rate year O&M is less than the index range, Spire Alabama benefits by one-half of the difference through future rate adjustments. Certain items that fluctuate based on situations demonstrated to be beyond Spire Alabama’s control may be excluded from the CCM calculation. As of September 30, 2021, Spire Alabama recorded an RSE point of test giveback of $2.2 and a CCM benefit of $8.8 for rate year 2021, which will both be reflected in rates effective December 1, 2021. The CCM benefit was $5.2 for rate year 2020 and $5.9 for rate year 2019.

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

Spire Alabama has APSC approval for an intercompany revolving credit agreement allowing Spire Alabama to borrow from Spire in a principal amount not to exceed $200.0 at any time outstanding in combination with its bank line of credit, and to loan to Spire in a principal amount not to exceed $25.0 at any time outstanding. Borrowings may be used for the following purposes: (a) meeting increased working capital requirements; (b) financing construction requirements related to additions, extensions, and replacements of the distribution systems; and (c) financing other expenditures that may arise from time to time in the normal course of business. In fiscal 2019, the APSC approved Spire Alabama’s applications for $90.0 and $100.0 of long-term debt financing (issued January 15, 2019, and December 2, 2019, respectively). On March 24, 2020, the APSC approved an application for up to $150.0 of additional long-term debt financing for Spire Alabama (issued December 15, 2020).

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.

Spire Gulf has similar rate regulation to Spire Alabama. Its RSE rate-setting mechanism was renewed in September 2021 for a four-year term through September 2025. The RSE allowed ROE range was 10.45% to 10.95% with an adjusting point of 10.70% in fiscal 2021, while the ROE range is 9.70% to 10.30% with an adjusting point of 9.95% for fiscal 2022 through fiscal 2025. The CCM has similar evaluation and recovery provisions when expenses exceed or are under a band of +/- 1.50% around the CPI-U inflated O&M per customer expense level from 2017, excluding expenses for pensions and gas bad debt, for fiscal 2021. The base year O&M index for fiscal 2022 through fiscal 2025 will be the 2021 O&M level. Additionally, Spire Gulf has a Cast Iron Main Replacement Factor (CIF) that provides an enhanced return on the pro-rata costs associated with cast iron main replacement exceeding 10 miles per year based on a 75% weighting for the equity content. Capital expenditures recovered under the CIF have not increased since fiscal 2019 pursuant to applicable tariff provisions although the Company is continuing to recover costs of service associated with accumulated expenditures under the CIF. Spire Gulf also has an ESR for negative revenue variances over $0.1 or a force majeure event expense of $0.1 (or two events that exceed $0.15), a Self Insurance Reserve for general liability coverage, and an Environmental Cost Recovery Factor that recovers 90% of prudently incurred costs for compliance with environmental laws, rules and regulations. Spire Gulf has an APSC-approved intercompany revolving credit agreement with Spire to borrow in a principal amount not to exceed $50.0, and to loan up to $25.0. Spire Gulf recorded a CCM benefit for rate year 2021 of $2.3 to revenues, resulting in a net income benefit of $1.6. On October 26, 2021, Spire Gulf made its annual RSE rate filing with the APSC based on its budget for fiscal 2022 and an allowed ROE of 9.95%, reflecting an increase in annual revenue of $2.0, pending APSC review.

Spire Mississippi utilizes a formula rate-making process under the Rate Stabilization Adjustment Rider (RSA). An allowed return on equity (currently 10.03%) is computed annually and compared to the actual return on equity based on a rate year ending June 30. If the actual equity return on an end of period rate base is beyond the allowed return on equity by 1.0%, then 75% of any shortfall is recovered through a rate increase and 50% of any excess results in a rate decrease. Updates may include known and measurable adjustments to historic costs from the 12 months ended June 30, submitted September 15 for an effective date of November 1, unless disputed by the Mississippi Public Utilities Staff (MPUS), with any disputes to be resolved by the Mississippi Public Service Commission (MSPSC) by January 15 of the following year. On December 11, 2019, the MSPSC approved an agreement between Spire Mississippi and the MPUS settling its RSA filing that was made on August 30, 2019, resulting in a $0.3 increase in the annual revenues. New rates became effective December 11, 2019. On January 12, 2021, the MSPSC approved an agreement between Spire Mississippi and the MPUS settling its RSA filing that was made on August 28, 2020, resulting in a $0.3 increase in annual revenue. New rates became effective January 13, 2021. On August 23, 2021, Spire Mississippi filed its RSA for the rate year ended June 30, 2021, which reflected an increase to annual revenue totaling $1.1. This RSA filing is being reviewed by the MPUS. A Supplemental Growth Rider (SGR) provides recovery of certain system expansion projects to serve qualified economic development projects.

In August 2018, the FERC approved an order issuing a Certificate of Public Convenience and Necessity for the Spire STL Pipeline (“August 2018 Order”). In November 2018, the FERC issued a Notice to Proceed, and in November 2019, Spire STL Pipeline received FERC authorization to place the pipeline into service. Also, in November 2019, the FERC issued an Order on Rehearing of the August 2018 Order dismissing or denying the outstanding requests for rehearing filed by several parties, dismissing the request for stay filed by one party, and noting the withdrawal of the request for rehearing by another party. In January 2020, two of the rehearing parties filed petitions for review of the FERC’s orders with the U.S. Court of Appeals for the District of Columbia Circuit. On June 22, 2021, that court issued an order vacating the Certificate of Public Convenience and Necessity and remanding the matter back to the FERC for further action. Spire STL Pipeline filed on July 26, 2021 with the FERC for a Temporary Emergency Certificate. On September 14, 2021, the FERC issued a Temporary Certificate to allow the pipeline to continue operating through December 13, 2021 while it considers Spire STL Pipeline’s Temporary Emergency Certificate application. The commissioners’ statements at the November 18, 2021 FERC open meeting suggest that they do not intend to allow the pipeline’s authorization to lapse in a manner that causes service to be interrupted this winter; however, they have not yet issued an order to extend the temporary authorization through the end of the 2021-2022 winter, and there is no assurance the FERC will act to do so. Spire STL Pipeline and Spire Missouri, as the foundation shipper, will each continue to pursue all legal and regulatory avenues to ensure access to reliable, affordable and safe delivery of energy for eastern Missouri. While there is no impairment at this time, if the pipeline is taken out of service, the Company’s financial condition and results of operations may be adversely impacted by impairment of Spire STL Pipeline’s assets, currently carried at over $270, and other effects. If Spire Missouri is unable to obtain sufficient pipeline capacity to meet its customers’ annual and seasonal natural gas demands, Spire Missouri’s financial condition and results of operations may be adversely impacted.

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

16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2021, are estimated at $1,889.0, $1,414.2 and $363.0 for the Company, Spire Missouri and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

A consolidated subsidiary is a limited partner in an unconsolidated partnership focusing on sustainability initiatives largely tied to the natural gas utility sector. Spire committed to contribute a total of $10.0 of capital to the partnership as and when requested by the general partner. As of September 30, 2021, Spire has contributed $0.3.

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

Spire Missouri

Spire Missouri has identified three former MGP sites in the city of St. Louis, Missouri (the “City”) where costs have been incurred and claims have been asserted. Spire Missouri has enrolled two of the sites in the Missouri Department of Natural Resources (MDNR) Brownfields/Voluntary Cleanup Program (BVCP). The third site is the result of an assertion by the United States Environmental Protection Agency (EPA).

In conjunction with redevelopment of the Carondelet Coke site, Spire Missouri and another former owner of the site entered into an agreement (the “Remediation Agreement”) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the MDNR. The Remediation Agreement also provides for a release of Spire Missouri and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverage, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Spire Missouri and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site.

In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Spire Missouri that the MDNR had completed an investigation of the second site, Station A. The Attorney General requested that Spire Missouri participate in the follow up investigations of the site. In a letter dated January 10, 2012, Spire Missouri stated that it would participate in future environmental response activities at the site in conjunction with other PRPs. Accordingly, Spire Missouri entered into a cost sharing agreement for remedial investigation with other PRPs. MDNR never approved the agreement, so no remedial investigation took place.

Additionally, in correspondence dated November 30, 2016, Region 7 of the EPA has asserted that Spire Missouri is liable under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) for alleged coal gas waste contamination at a third site, Station B. Spire Missouri and the site owner notified the EPA that information and data provided by the EPA to date does not rise to the level of documenting a threat to the public health or environment. As such, in March 2017 Spire Missouri requested more information from the EPA. Spire Missouri never received a response from the EPA.

Spire Missouri has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with these MGP sites. While some of the insurers have denied coverage and reserved their rights, Spire Missouri retains the right to seek potential reimbursements from them.

On March 10, 2015, Spire Missouri received a Section 104(e) information request under CERCLA from EPA Region 7 regarding the former Thompson Chemical/Superior Solvents site in the City. In turn, Spire Missouri issued a Freedom of Information Act (FOIA) request to the EPA on April 3, 2015, to identify the basis of the inquiry. The FOIA response from the EPA was received on July 15, 2015, and a response was provided to the EPA on August 15, 2015. Spire Missouri has received no further inquiry from the EPA regarding this matter.

In its western service area, Spire Missouri has six owned MGP sites enrolled in the BVCP, including Joplin MGP #1, St. Joseph MGP #1, Kansas City Coal Gas Station B, Kansas City Station A Railroad area, Kansas City Coal Gas Station A, and Independence MGP #2. Source removal has been conducted at all the owned sites since 2003 with the exception of Joplin. On September 15, 2016, a request was made with the MDNR for a restrictive covenant use limitation with respect to Joplin. Remediation efforts at the six sites are at various stages of completion, ranging from groundwater monitoring and sampling following source removal activities to the aforementioned request for the Joplin site. As part of its participation in the BVCP, Spire Missouri communicates regularly with the MDNR with respect to its remediation efforts and monitoring activities at these sites. On May 11, 2015, MDNR approved the next phase of investigation at the Kansas City Station A Railroad area.

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

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of Winter Storm Uri. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure due to the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events have made Spire Marketing subject to various commercial disputes (including regarding force majeure) and a regulatory dispute regarding tariff obligations as a shipper on an interstate pipeline. As such, Spire Marketing has recorded an estimate of potential liabilities for damages based on communications with counterparties to date and the facts and circumstances surrounding each transaction. It is expected that the estimate will change as new facts emerge or settlements are reached, and it is possible that final settlement amounts may materially differ from the current estimate.

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

17. LEASES

The lease agreement covering the Company’s primary office space in St. Louis extends through February 2035, with an option to renew for an additional five years. Spire Alabama’s lease agreement for office space in Birmingham extends through January 2024. The lease agreement covering Spire Marketing and Spire Storage office space in Houston extends through December 2028, with options to terminate three years earlier or to renew for an additional five years. The renewal options in the St. Louis and Houston leases are reasonably certain to be exercised and are included in the lease term used to determine the right-of-use assets and lease liabilities. The Company and its subsidiaries have other relatively minor rental arrangements for real estate and equipment with remaining terms of up to nine years.

Operating lease cost, cash flow and noncash information are shown in the following table.

	Spire		Spire Missouri		Spire Alabama
	2021	2020	2021	2020	2021	2020
Operating lease cost, including amounts capitalized	$7.2	$8.7	$0.4	$0.5	$2.1	$3.5
Cash flow and noncash information about operating leases:
Operating cash flows representing cash paid for amounts included in the measurement of lease liabilities	7.2	8.5	0.4	0.5	2.1	3.3
Right-of-use assets obtained in exchange for lease liabilities	—	71.1	—	2.1	—	10.0

The aggregate rental expense for fiscal year 2019 (under ASC 840) was $10.9, $3.7, and $5.2 for Spire, Spire Missouri, and Spire Alabama, respectively.

The following table shows year-end balance sheet and weighted-average information about operating leases.

	Spire		Spire Missouri		Spire Alabama
	2021	2020	2021	2020	2021	2020
Right-of-use assets	$60.4	$65.1	$1.4	$1.7	$4.8	$6.7
Lease liabilities, current	6.5	6.5	0.3	0.3	1.9	1.9
Lease liabilities, noncurrent	53.7	58.4	1.0	1.4	2.7	4.7
Weighted-average remaining lease term	15.3 years	15.9 years	4.5 years	5.3 years	2.3 years	3.3 years
Weighted-average discount rate	4.2%	4.2%	2.5%	2.5%	2.2%	2.2%

On the balance sheets, right-of-use assets are included in “Deferred Charges and Other Assets: Other,” current lease liabilities are in “Current Liabilities: Other,” and noncurrent lease liabilities are in “Deferred Credits and Other Liabilities: Other.”

Following is a maturity analysis by fiscal year for operating lease liabilities as of September 30, 2021.

	Spire	Spire Missouri	Spire Alabama
2022	$6.6	$0.3	$1.9
2023	7.2	0.3	2.1
2024	5.8	0.3	0.7
2025	5.1	0.3	—
2026	5.0	0.2	—
Thereafter	53.4	—	—
Total undiscounted lease payments	83.1	1.4	4.7
Less present value discount	(22.9)	(0.1)	(0.1)
Total current and noncurrent lease liabilities	$60.2	$1.3	$4.6

There are no significant finance leases, short-term leases, subleases, variable lease payments, residual value guarantees, restrictions or covenants pertaining to leases.

The Company elected, for all asset classes, not to recognize right-of-use assets and lease liabilities for short-term leases. Instead, the lease payments for short-term leases are recognized in profit or loss on a straight-line basis over the lease term and variable lease payments are recognized in the period in which the obligation for those payments is incurred. The Company elected, for all asset classes, not to separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:

•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement to be filed on or about December 15, 2021 (“2021 proxy statement”);
•	our executive officers is reported in Part I of this Form 10-K;
•	our Financial Code of Ethics is posted on our website, www.SpireEnergy.com, under Investors/Governance/Governance documents (http://investors.spireenergy.com/governance/governance-documents); and
•	our Audit Committee, our Audit Committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2021 proxy statement under the heading “Governance.”

In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our Audit, Compensation and Corporate Governance Committees are available under “Governance documents” on our website, as indicated above, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2021 proxy statement under the headings “Directors’ compensation” and “Executive compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about:

•	security ownership of certain beneficial owners and management and
•	aggregate information regarding the Company’s equity compensation plan is incorporated by reference from the discussion in our 2021 proxy statement under “Beneficial ownership of Spire stock.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:

•	our policy and procedures for related party transactions and
•	the independence of our directors

is included in our 2021 proxy statement under “Governance” and is incorporated by reference. There were no related party transactions in fiscal 2021.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2021 proxy statement under “Fees of independent registered public accountant” and “Governance,” respectively.

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

(3)	Exhibits

Exhibit Number	Description
2.01*	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company’s Registration Statement on Form S-4 filed October 27, 2000, No. 333-48794.
3.01*	Articles of Incorporation of Spire Inc., as amended, effective as of April 28, 2016; filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 3, 2016.
3.02*	Amended Bylaws of Spire Inc., effective as of November 11, 2021; filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on November 12, 2021.
3.03*	Spire Missouri Inc.’s Amended Articles of Incorporation, as amended, effective August 30, 2017; filed as Exhibit 3.1 to Spire Missouri’s Current Report on Form 8-K on September 1, 2017.
3.04*	Amended Bylaws of Spire Missouri Inc., effective as of March 26, 2020; filed as Exhibit 3.1 to Spire Missouri’s Current Report on Form 8-K on March 27, 2020.
3.05*	Articles of Amendment of the Articles of Incorporation of Spire Alabama Inc., dated September 1, 2017; filed as Exhibit 3.3 to Spire Alabama’s Current Report on Form 8-K filed September 1, 2017.
3.06*	Amended Bylaws of Spire Alabama Inc. effective March 26, 2020; filed as Exhibit 3.2 to Spire Alabama’s Current Report on Form 8-K on March 27, 2020.
3.07*	Certificate of Designations with respect to the Series A Preferred Stock, dated May 16, 2019; filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 21, 2019.
4.01*†[3]	Mortgage and Deed of Trust, dated as of February 1, 1945, between Laclede Gas Company and Mississippi Valley Trust Company; filed as Exhibit 7-A to Laclede Gas’ registration statement No. 2-5586.
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

4.32*

Fourth Supplement to Master Note Purchase Agreement, dated as of December 15, 2020, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K on December 18, 2020.

4.33*

Indenture (For Unsecured Debt Securities), dated as of February 16, 2021, between the Company and U.S. Bank National Association, as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on February 16, 2021.

4.34*

First Supplemental Indenture, dated as of February 16, 2021, between the Company and U.S. Bank National Association, as trustee; filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 16, 2021.

Exhibit Number	Description
4.35*	Form of Series A 0.75% Remarketable Senior Note due 2026; included in Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.36*

Purchase Contract and Pledge Agreement, dated as of February 16, 2021, between the Company and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary; filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.

4.37*	Form of Remarketing Agreement; included in Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.38*	Form of Corporate Unit; included in Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.39*	Form of Treasury Unit; included in Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.40*

Thirty-Fifth Supplemental Indenture, dated as of May 20, 2021, between Spire Missouri and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 20, 2021.

4.41*	Form of 3.300% Series First Mortgage Bonds due 2051; included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 20, 2021.
10.01*†[3]	Form of Indemnification Agreement between Laclede Gas and its Directors and Officers; filed as Exhibit 10.13 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
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

Exhibit Number	Description
10.10*[3]	Laclede Gas Supplemental Retirement Benefit Plan II, effective as of January 1, 2005; filed as Exhibit 10.7 to Laclede Gas’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
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

10.22*[1]	The Laclede Group 2015 Equity Incentive Plan; filed as the Appendix to the Company’s Definitive Proxy Statement on Form DEF 14A on December 19, 2014.
10.23*[1]	The Laclede Group, Inc. Annual Incentive Plan, as Amended; filed as Appendix to the Company’s Definitive Proxy Statement on Schedule 14A on December 18, 2015.

Exhibit Number	Description
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

10.33*	Spire Deferred Income Plan, Amended and Restated Effective January 1, 2019; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
10.34*	The Company’s Form of Restricted Stock Award Agreement; filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
10.35*	The Company’s Form of Restricted Stock Unit Award Agreement; filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
10.36*	The Company’s Form of Performance Contingent Stock Unit Award Agreement; filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Exhibit Number	Description
10.37*

Loan Agreement, dated March 26, 2020, by and among Spire Inc., as the Borrower, the lenders from time to time party thereto, as Banks, including U.S. Bank National Association, as the Administrative Agent, and TD Bank, N.A., as Documentation Agent; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2020.

10.38*

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
101

Interactive Data Files including the following information from the Annual Report on Form 10-K for the fiscal year ended September 30, 2021, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements listed on the first page of Item 8.

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

Spire Inc.

Date	November 22, 2021	By	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 22, 2021	/s/ Suzanne Sitherwood	Director, President and Chief Executive Officer
	Suzanne Sitherwood	(Principal Executive Officer)

November 22, 2021	/s/ Steven P. Rasche	Executive Vice President and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 22, 2021	/s/ Edward L. Glotzbach	Chairman of the Board
Edward L. Glotzbach

November 22, 2021	/s/ Mark A. Borer	Director
Mark A. Borer

November 22, 2021	/s/ Maria V. Fogarty	Director
Maria V. Fogarty

November 22, 2021	/s/ Rob L. Jones	Director
Rob L. Jones

November 22, 2021	/s/ Brenda D. Newberry	Director
Brenda D. Newberry

November 22, 2021	/s/ Stephen S. Schwartz	Director
Stephen S. Schwartz

November 22, 2021	/s/ John P. Stupp Jr.	Director
John P. Stupp Jr.

November 22, 2021	/s/ Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Missouri Inc.

Date	November 22, 2021	By	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 22, 2021	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 22, 2021	/s/ Steven L. Lindsey	Director and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 22, 2021	/s/ Adam W. Woodard	Chief Financial Officer and Treasurer
	Adam W. Woodard	(Principal Financial Officer)

November 22, 2021	/s/ Timothy W. Krick	Controller and Chief Accounting Officer
	Timothy W. Krick	(Principal Accounting Officer)

November 22, 2021	/s/ Scott B. Carter	Director and President
Scott B. Carter

November 22, 2021	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 22, 2021	/s/ Steven P. Rasche	Director
Steven P. Rasche

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Alabama Inc.

Date	November 22, 2021	By	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 22, 2021	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 22, 2021	/s/ Steven L. Lindsey	Director and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 22, 2021	/s/ Adam W. Woodard	Chief Financial Officer and Treasurer
	Adam W. Woodard	(Principal Financial Officer)

November 22, 2021	/s/ Timothy W. Krick	Chief Accounting Officer
	Timothy W. Krick	(Principal Accounting Officer)

November 22, 2021	/s/ Scott B. Carter	Director
Scott B. Carter

November 22, 2021	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 22, 2021	/s/ Joseph B. Hampton	Director and President
Joseph B. Hampton

November 22, 2021	/s/ Steven P. Rasche	Director
Steven P. Rasche