Form 10-Q
period 2021-12-31
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2022-02-02
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of January 28, 2022, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	51,750,217
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,577
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

APSC	Alabama Public Service Commission	PGA	Purchased Gas Adjustment
ASC	Accounting Standards Codification	RSE	Rate Stabilization and Equalization
Company	Spire and its subsidiaries unless the context suggests otherwise	SEC	U.S. Securities and Exchange Commission
Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	Spire	Spire Inc.
FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.
FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi
GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.
Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Marketing	Spire Marketing Inc.
Gas Utility	Segment including the operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.
GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.
ISRS	Infrastructure System Replacement Surcharge	Spire STL Pipeline	Spire STL Pipeline LLC, or the 65-mile FERC-regulated pipeline it constructed and operates to deliver natural gas into eastern Missouri
MoPSC	Missouri Public Service Commission	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC
MSPSC	Mississippi Public Service Commission	U.S.	United States
O&M	Operation and maintenance expense	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri”) and Spire Alabama Inc. (“Spire Alabama”) — without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrants’ combined Form 10-K for the fiscal year ended September 30, 2021.

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions, except per share amounts)	2021	2020
Operating Revenues	$555.4	$512.6
Operating Expenses:
Natural gas	249.2	181.2
Operation and maintenance	116.4	111.6
Depreciation and amortization	56.9	50.8
Taxes, other than income taxes	37.6	36.1
Total Operating Expenses	460.1	379.7
Operating Income	95.3	132.9
Interest Expense, Net	28.6	25.7
Other Income, Net	7.4	4.3
Income Before Income Taxes	74.1	111.5
Income Tax Expense	18.4	22.6
Net Income	55.7	88.9
Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Net Income Available to Common Shareholders	$51.9	$85.1

Weighted Average Number of Common Shares Outstanding:
Basic	51.6	51.5
Diluted	51.7	51.6
Basic Earnings Per Common Share	$1.01	$1.65
Diluted Earnings Per Common Share	$1.01	$1.65

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2021	2020
Net Income	$55.7	$88.9
Other Comprehensive (Loss) Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(4.8)	17.2
Amounts reclassified into net income	(0.3)	(0.3)
Net (loss) gain on cash flow hedging derivative instruments	(5.1)	16.9
Net gain on defined benefit pension and other postretirement plans	0.1	—
Net unrealized loss on available for sale securities	(0.1)	—
Other Comprehensive (Loss) Income, Before Tax	(5.1)	16.9
Income Tax (Benefit) Expense Related to Items of Other Comprehensive Income	(1.2)	3.8
Other Comprehensive (Loss) Income, Net of Tax	(3.9)	13.1
Comprehensive Income	$51.8	$102.0

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2021	2021	2020
ASSETS
Utility Plant	$7,329.2	$7,225.0	$6,860.2
Less: Accumulated depreciation and amortization	2,204.4	2,169.3	2,113.3
Net Utility Plant	5,124.8	5,055.7	4,746.9
Non-utility Property (net of accumulated depreciation and amortization of $36.7, $32.1 and $22.2 at December 31, 2021, September 30, 2021, and December 31, 2020, respectively)	474.2	471.1	448.7
Other Investments	90.4	83.1	74.8
Total Other Property and Investments	564.6	554.2	523.5
Current Assets:
Cash and cash equivalents	8.2	4.3	3.5
Accounts receivable:
Utility	476.2	338.4	281.5
Other	304.2	288.2	170.4
Allowance for credit losses	(31.4)	(30.3)	(28.9)
Delayed customer billings	11.4	9.2	13.6
Inventories:
Natural gas	284.8	267.7	145.9
Propane gas	8.7	8.7	10.7
Materials and supplies	32.1	28.6	27.9
Regulatory assets	265.7	306.5	70.5
Prepayments	25.5	29.0	30.8
Other	49.9	66.2	44.1
Total Current Assets	1,435.3	1,316.5	770.0
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,089.9	993.5	1,079.2
Other	264.3	264.9	224.4
Total Deferred Charges and Other Assets	2,525.8	2,430.0	2,475.2
Total Assets	$9,650.5	$9,356.4	$8,515.6

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2021	2021	2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at December 31, 2021, September 30, 2021, and December 31, 2020)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 51.7 million, 51.7 million, and 51.7 million shares issued and outstanding at December 31, 2021, September 30, 2021, and December 31, 2020, respectively)	51.7	51.7	51.7
Paid-in capital	1,516.9	1,517.9	1,550.0
Retained earnings	859.5	843.0	771.2
Accumulated other comprehensive (loss) income	(0.3)	3.6	(28.1)
Total Shareholders' Equity	2,669.8	2,658.2	2,586.8
Temporary equity	9.8	9.8	5.3
Long-term debt (less current portion)	3,206.8	2,939.1	2,517.6
Total Capitalization	5,886.4	5,607.1	5,109.7
Current Liabilities:
Current portion of long-term debt	31.2	55.8	110.8
Notes payable	846.0	672.0	696.1
Accounts payable	427.5	409.9	260.8
Advance customer billings	31.3	32.1	43.2
Wages and compensation accrued	29.9	59.5	26.7
Customer deposits	29.4	28.9	30.9
Taxes accrued	47.2	78.8	41.2
Regulatory liabilities	4.1	34.6	95.5
Other	274.1	236.7	241.5
Total Current Liabilities	1,720.7	1,608.3	1,546.7
Deferred Credits and Other Liabilities:
Deferred income taxes	615.6	612.3	541.9
Pension and postretirement benefit costs	222.5	235.9	289.2
Asset retirement obligations	524.8	519.6	545.6
Regulatory liabilities	531.8	620.9	357.3
Other	148.7	152.3	125.2
Total Deferred Credits and Other Liabilities	2,043.4	2,141.0	1,859.2
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$9,650.5	$9,356.4	$8,515.6

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2021:
Balance at September 30, 2021	51,684,883	$51.7	$242.0	$1,517.9	$843.0	$3.6	$2,658.2
Net income	—	—	—	—	55.7	—	55.7
Dividend reinvestment plan	6,233	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	0.3	—	—	0.3
Stock issued under stock-based compensation plans	77,976	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(26,611)	—	—	(1.7)	—	—	(1.7)
Temporary equity adjustment to redemption value	—	—	—	—	0.1	—	0.1
Dividends declared:
Common stock ($0.685 per share)	—	—	—	—	(35.6)	—	(35.6)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(3.9)	(3.9)
Balance at December 31, 2021	51,742,481	$51.7	$242.0	$1,516.9	$859.5	$(0.3)	$2,669.8

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2020:
Balance at September 30, 2020	51,611,789	$51.6	$242.0	$1,549.2	$720.7	$(41.2)	$2,522.3
Net Income	—	—	—	—	88.9	—	88.9
Dividend reinvestment plan	6,698	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.4	—	—	1.4
Stock issued under stock-based compensation plans	55,161	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(14,175)	—	—	(0.9)	—	—	(0.9)
Temporary equity adjustment to redemption value	—	—	—	—	(0.9)	—	(0.9)
Dividends declared:
Common stock ($0.65 per share)	—	—	—	—	(33.8)	—	(33.8)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	13.1	13.1
Balance at December 31, 2020	51,659,473	$51.7	$242.0	$1,550.0	$771.2	$(28.1)	$2,586.8

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2021	2020
Operating Activities:
Net Income	$55.7	$88.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	56.9	50.8
Deferred income taxes and investment tax credits	18.4	21.8
Changes in assets and liabilities:
Accounts receivable	(152.8)	(169.6)
Inventories	(20.5)	9.5
Regulatory assets and liabilities	(187.3)	11.2
Accounts payable	42.9	43.9
Delayed/advance customer billings, net	(2.9)	(5.8)
Taxes accrued	(31.4)	(30.2)
Other assets and liabilities	(9.6)	(15.4)
Other	0.7	2.5
Net cash (used in) provided by operating activities	(229.9)	7.6
Investing Activities:
Capital expenditures	(145.7)	(163.6)
Other	2.6	—
Net cash used in investing activities	(143.1)	(163.6)
Financing Activities:
Issuance of long-term debt	300.0	150.0
Repayment of long-term debt	(55.8)	(5.4)
Issuance of short-term debt, net	174.0	48.1
Issuance of common stock	0.4	0.4
Dividends paid on common stock	(34.6)	(32.2)
Dividends paid on preferred stock	(3.7)	(3.7)
Other	(3.4)	(1.8)
Net cash provided by financing activities	376.9	155.4
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	3.9	(0.6)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	11.3	4.1
Cash, Cash Equivalents, and Restricted Cash at End of Period	$15.2	$3.5

Supplemental disclosure of cash (paid) received for:
Interest, net of amounts capitalized	$(23.3)	$(15.5)
Income taxes	(0.2)	0.1

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2021	2020
Operating Revenues	$347.9	$355.5
Operating Expenses:
Natural gas	156.3	161.6
Operation and maintenance	66.3	62.9
Depreciation and amortization	34.2	30.4
Taxes, other than income taxes	25.7	25.1
Total Operating Expenses	282.5	280.0
Operating Income	65.4	75.5
Interest Expense, Net	14.5	11.7
Other Income, Net	5.9	2.7
Income Before Income Taxes	56.8	66.5
Income Tax Expense	11.5	9.9
Net Income	45.3	56.6
Other Comprehensive Income, Net of Tax	0.1	0.1
Comprehensive Income	$45.4	$56.7

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2021	2021	2020
ASSETS
Utility Plant	$4,347.8	$4,266.6	$4,012.8
Less: Accumulated depreciation and amortization	927.4	905.1	851.5
Net Utility Plant	3,420.4	3,361.5	3,161.3
Other Property and Investments	68.9	60.2	59.0
Current Assets:
Accounts receivable:
Utility	377.4	279.0	195.4
Associated companies	3.7	4.7	2.3
Other	36.3	57.5	23.6
Allowance for credit losses	(23.8)	(22.6)	(21.4)
Delayed customer billings	4.7	2.4	5.1
Inventories:
Natural gas	186.6	176.7	88.3
Propane gas	8.7	8.7	10.7
Materials and supplies	16.2	15.0	16.1
Regulatory assets	236.9	276.3	32.1
Prepayments	18.4	19.7	20.9
Other	—	0.1	—
Total Current Assets	865.1	817.5	373.1
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	560.5	483.1	550.4
Other	126.2	125.6	96.1
Total Deferred Charges and Other Assets	896.9	818.9	856.7
Total Assets	$5,251.3	$5,058.1	$4,450.1

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2021	2021	2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 24,577 shares issued and outstanding)	$765.1	$765.1	$765.1
Retained earnings	862.3	817.0	729.5
Accumulated other comprehensive loss	(4.1)	(4.2)	(2.8)
Total Shareholder's Equity	1,623.3	1,577.9	1,491.8
Long-term debt	1,637.0	1,338.4	1,092.2
Total Capitalization	3,260.3	2,916.3	2,584.0
Current Liabilities:
Notes payable	250.0	250.0	—
Notes payable – associated companies	180.4	240.9	393.7
Accounts payable	117.0	89.7	82.6
Accounts payable – associated companies	11.6	10.2	7.1
Advance customer billings	20.0	19.7	29.8
Wages and compensation accrued	21.0	40.3	19.5
Customer deposits	8.0	8.0	9.0
Taxes accrued	15.4	41.2	13.4
Regulatory liabilities	0.2	17.1	83.4
Other	89.2	47.4	82.6
Total Current Liabilities	712.8	764.5	721.1
Deferred Credits and Other Liabilities:
Deferred income taxes	477.5	480.0	449.4
Pension and postretirement benefit costs	147.9	159.5	198.7
Asset retirement obligations	144.8	143.4	155.0
Regulatory liabilities	447.2	538.8	288.2
Other	60.8	55.6	53.7
Total Deferred Credits and Other Liabilities	1,278.2	1,377.3	1,145.0
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$5,251.3	$5,058.1	$4,450.1

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2021:
Balance at September 30, 2021	24,577	$0.1	$765.0	$817.0	$(4.2)	$1,577.9
Net income	—	—	—	45.3	—	45.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2021	24,577	$0.1	$765.0	$862.3	$(4.1)	$1,623.3

Three Months Ended December 31, 2020:
Balance at September 30, 2020	24,577	$0.1	$765.0	$672.9	$(2.9)	$1,435.1
Net income	—	—	—	56.6	—	56.6
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2020	24,577	$0.1	$765.0	$729.5	$(2.8)	$1,491.8

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2021	2020
Operating Activities:
Net Income	$45.3	$56.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	34.2	30.4
Deferred income taxes and investment tax credits	11.5	9.9
Changes in assets and liabilities:
Accounts receivable	(74.9)	(88.7)
Inventories	(11.1)	6.3
Regulatory assets and liabilities	(161.3)	7.2
Accounts payable	38.3	24.3
Delayed/advance customer billings, net	(2.0)	(5.6)
Taxes accrued	(25.8)	(25.7)
Other assets and liabilities	3.8	(8.6)
Other	0.2	0.2
Net cash (used in) provided by operating activities	(141.8)	6.3
Investing Activities:
Capital expenditures	(96.3)	(99.1)
Other	0.4	0.3
Net cash used in investing activities	(95.9)	(98.8)
Financing Activities:
Issuance of long-term debt	300.0	—
(Repayments to) borrowings from Spire, net	(60.6)	92.5
Other	(1.7)	—
Net cash provided by financing activities	237.7	92.5
Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(15.3)	$(9.6)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2021	2020
Operating Revenues	$126.6	$113.6
Operating Expenses:
Natural gas	45.5	35.1
Operation and maintenance	34.5	32.8
Depreciation and amortization	16.5	15.0
Taxes, other than income taxes	9.0	8.2
Total Operating Expenses	105.5	91.1
Operating Income	21.1	22.5
Interest Expense, Net	5.1	4.7
Other Income, Net	0.4	0.7
Income Before Income Taxes	16.4	18.5
Income Tax Expense	4.2	4.8
Net Income	$12.2	$13.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2021	2021	2020
ASSETS
Utility Plant	$2,604.8	$2,586.5	$2,487.4
Less: Accumulated depreciation and amortization	1,137.9	1,124.8	1,122.8
Net Utility Plant	1,466.9	1,461.7	1,364.6
Current Assets:
Accounts receivable:
Utility	84.6	49.8	69.6
Associated companies	1.3	0.6	0.7
Other	7.5	6.4	6.1
Allowance for credit losses	(6.7)	(6.6)	(6.2)
Delayed customer billings	6.5	6.7	8.5
Inventories:
Natural gas	44.7	35.5	23.8
Materials and supplies	12.8	10.8	9.2
Regulatory assets	14.6	18.8	22.7
Prepayments	3.6	5.4	5.5
Other	—	—	0.1
Total Current Assets	168.9	127.4	140.0
Deferred Charges and Other Assets:
Regulatory assets	501.7	483.3	498.2
Deferred income taxes	30.0	34.2	54.5
Other	63.2	63.9	53.5
Total Deferred Charges and Other Assets	594.9	581.4	606.2
Total Assets	$2,230.7	$2,170.5	$2,110.8

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2021	2021	2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$322.9	$328.9	$339.9
Retained earnings	556.8	552.6	509.0
Total Shareholder's Equity	879.7	881.5	848.9
Long-term debt (less current portion)	571.3	571.2	571.0
Total Capitalization	1,451.0	1,452.7	1,419.9
Current Liabilities:
Current portion of long-term debt	—	50.0	50.0
Notes payable – associated companies	173.7	49.0	27.0
Accounts payable	58.1	52.3	40.0
Accounts payable – associated companies	3.6	6.0	5.3
Advance customer billings	10.2	11.2	12.5
Wages and compensation accrued	4.1	9.3	4.2
Customer deposits	18.8	18.4	19.2
Taxes accrued	27.3	30.4	24.7
Regulatory liabilities	0.8	13.4	6.9
Other	19.4	17.3	22.5
Total Current Liabilities	316.0	257.3	212.3
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	65.1	66.7	73.8
Asset retirement obligations	366.4	362.8	378.0
Regulatory liabilities	25.3	23.4	18.4
Other	6.9	7.6	8.4
Total Deferred Credits and Other Liabilities	463.7	460.5	478.6
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$2,230.7	$2,170.5	$2,110.8

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended December 31, 2021:
Balance at September 30, 2021	1,972,052	$—	$328.9	$552.6	$881.5
Net income	—	—	—	12.2	12.2
Return of capital to Spire	—	—	(6.0)	—	(6.0)
Dividends declared	—	—	—	(8.0)	(8.0)
Balance at December 31, 2021	1,972,052	$—	$322.9	$556.8	$879.7

Three Months Ended December 31, 2020:
Balance at September 30, 2020	1,972,052	$—	$350.9	$500.8	$851.7
Net income	—	—	—	13.7	13.7
Return of capital to Spire	—	—	(11.0)	—	(11.0)
Dividends declared	—	—	—	(5.5)	(5.5)
Balance at December 31, 2020	1,972,052	$—	$339.9	$509.0	$848.9

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2021	2020
Operating Activities:
Net Income	$12.2	$13.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16.5	15.0
Deferred income taxes and investment tax credits	4.2	4.8
Changes in assets and liabilities:
Accounts receivable	(36.5)	(37.8)
Inventories	(11.1)	(2.1)
Regulatory assets and liabilities	(21.4)	2.9
Accounts payable	15.8	10.4
Delayed/advance customer billings	(0.9)	(0.1)
Taxes accrued	(3.2)	(3.3)
Other assets and liabilities	(2.0)	(0.9)
Other	(0.2)	0.1
Net cash (used in) provided by operating activities	(26.6)	2.7
Investing Activities:
Capital expenditures	(34.7)	(40.9)
Other	0.6	—
Net cash used in investing activities	(34.1)	(40.9)
Financing Activities:
Issuance of long-term debt	—	150.0
Repayment of long-term debt	(50.0)	—
Borrowings from (repayments to) Spire, net	124.7	(94.4)
Return of capital to Spire	(6.0)	(11.0)
Dividends paid	(8.0)	(5.5)
Other	—	(0.9)
Net cash provided by financing activities	60.7	38.2
Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(5.2)	$(3.6)
Income taxes	—	—

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Spire, Spire Missouri and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

NATURE OF OPERATIONS – Spire has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: Spire Missouri, serving St. Louis, Kansas City, and other areas in Missouri; Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving the Mobile, Alabama area and south-central Mississippi. The Gas Marketing segment includes Spire’s largest gas-related business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services throughout the United States (U.S.). The activities of the Company’s other subsidiaries are reported as Other and are described in Note 9, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.

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

TRANSACTIONS WITH AFFILIATES – Transactions between affiliates of the Company have been eliminated from the consolidated financial statements of Spire. As reflected in their separate financial statements, Spire Missouri and Spire Alabama borrowed funds from the Company and incurred related interest. Spire Missouri and Spire Alabama also participated in normal intercompany shared services transactions. Spire Missouri’s and Spire Alabama’s other transactions with affiliates are presented below:

	Three Months Ended December 31,
	2021	2020
Spire Missouri
Purchases of natural gas from Spire Marketing Inc.	$18.2	$10.7
Transportation services received from Spire STL Pipeline LLC	8.1	8.1
Sales of natural gas to Spire Marketing Inc.	—	1.1
Transportation services received from Spire NGL Inc.	—	0.3
Spire Alabama
Purchases of natural gas from Spire Marketing Inc.	$—	$4.8

RESTRICTED CASH – In Spire’s statement of cash flows for the period ended December 31, 2021, total Cash, Cash Equivalents, and Restricted Cash included $7.0 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of December 31, 2021 and September 30, 2021 (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in a trust account based on collateral requirements for reinsurance at Spire’s risk management company.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	December 31,	September 30,	December 31,
	2021	2021	2020
Spire	$33.5	$59.5	$40.9
Spire Missouri	27.2	37.1	23.1
Spire Alabama	1.2	13.6	4.2

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

	Spire		Spire Missouri		Spire Alabama
Three Months Ended December 31,	2021	2020	2021	2020	2021	2020
Allowance at beginning of period	$30.3	$24.9	$22.6	$18.1	$6.6	$5.5
Provision for expected credit losses	1.5	4.1	2.1	3.3	(0.5)	0.7
Write-offs, net of recoveries	(0.4)	(0.1)	(0.9)	—	0.6	—
Allowance at end of period	$31.4	$28.9	$23.8	$21.4	$6.7	$6.2

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended December 31,
	2021	2020
Spire
Gas Utility:
Residential	$342.0	$349.9
Commercial and industrial	103.8	103.0
Transportation	31.2	32.2
Off-system and other incentive	4.8	9.3
Other customer revenue	3.6	2.2
Total revenue from contracts with customers	485.4	496.6
Changes in accrued revenue under alternative revenue programs	18.1	1.6
Total Gas Utility operating revenues	503.5	498.2
Gas Marketing	47.9	24.8
Other	16.6	16.7
Total before eliminations	568.0	539.7
Intersegment eliminations (see Note 9, Information by Operating Segment)	(12.6)	(27.1)
Total Operating Revenues	$555.4	$512.6

Spire Missouri
Residential	$247.1	$263.0
Commercial and industrial	68.2	69.9
Transportation	9.2	9.0
Off-system and other incentive	4.5	7.4
Other customer revenue	2.3	2.9
Total revenue from contracts with customers	331.3	352.2
Changes in accrued revenue under alternative revenue programs	16.6	3.3
Total Operating Revenues	$347.9	$355.5

Spire Alabama
Residential	$80.1	$69.2
Commercial and industrial	26.0	24.3
Transportation	19.4	20.5
Off-system and other incentive	0.4	2.0
Other customer revenue	0.8	(1.9)
Total revenue from contracts with customers	126.7	114.1
Changes in accrued revenue under alternative revenue programs	(0.1)	(0.5)
Total Operating Revenues	$126.6	$113.6

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended December 31,
	2021	2020
Spire	$21.9	$21.7
Spire Missouri	14.9	15.2
Spire Alabama	5.7	5.3

3. EARNINGS PER COMMON SHARE

	Three Months Ended December 31,
	2021	2020
Basic Earnings Per Common Share:
Net Income	$55.7	$88.9
Less: Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$51.9	$85.1
Weighted Average Common Shares Outstanding (in millions)	51.6	51.5
Basic Earnings Per Common Share	$1.01	$1.65

Diluted Earnings Per Common Share:
Net Income	$55.7	$88.9
Less: Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$51.9	$85.1
Weighted Average Common Shares Outstanding (in millions)	51.6	51.5
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.1	0.1
Weighted Average Diluted Common Shares (in millions)	51.7	51.6
Diluted Earnings Per Common Share	$1.01	$1.65

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.2	0.2

4. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of December 31, 2021, September 30, 2021, and December 31, 2020.

	December 31,	September 30,	December 31,
Spire	2021	2021	2020
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$—	$31.1	$30.6
Unamortized purchased gas adjustments	242.4	243.5	8.4
Other	23.3	31.9	31.5
Total Current Regulatory Assets	265.7	306.5	70.5
Noncurrent:
Pension and postretirement benefit costs	335.9	313.8	428.6
Cost of removal	444.5	431.9	417.4
Future income taxes due from customers	135.5	132.9	125.4
Energy efficiency	52.0	47.6	41.4
Unamortized purchased gas adjustments	27.3	—	3.8
Other	94.7	67.3	62.6
Total Noncurrent Regulatory Assets	1,089.9	993.5	1,079.2
Total Regulatory Assets	$1,355.6	$1,300.0	$1,149.7
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$—	$5.8	$5.8
Unamortized purchased gas adjustments	—	11.0	54.8
Other	4.1	17.8	34.9
Total Current Regulatory Liabilities	4.1	34.6	95.5
Noncurrent:
Deferred taxes due to customers	155.5	127.5	136.0
Pension and postretirement benefit costs	172.2	159.3	163.7
Accrued cost of removal	35.3	36.2	28.6
Unamortized purchased gas adjustments	155.0	284.3	14.8
Other	13.8	13.6	14.2
Total Noncurrent Regulatory Liabilities	531.8	620.9	357.3
Total Regulatory Liabilities	$535.9	$655.5	$452.8

	December 31,	September 30,	December 31,
Spire Missouri	2021	2021	2020
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$—	$21.9	$21.9
Unamortized purchased gas adjustments	235.2	242.8	—
Other	1.7	11.6	10.2
Total Current Regulatory Assets	236.9	276.3	32.1
Noncurrent:
Future income taxes due from customers	126.9	124.2	116.6
Pension and postretirement benefit costs	241.6	226.0	324.6
Energy efficiency	52.0	47.6	41.4
Unamortized purchased gas adjustments	27.3	—	3.8
Cost of removal	34.9	34.9	18.3
Other	77.8	50.4	45.7
Total Noncurrent Regulatory Assets	560.5	483.1	550.4
Total Regulatory Assets	$797.4	$759.4	$582.5
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$—	$3.6	$3.6
Unamortized purchased gas adjustments	—	—	54.3
Other	0.2	13.5	25.5
Total Current Regulatory Liabilities	0.2	17.1	83.4
Noncurrent:
Deferred taxes due to customers	138.2	110.2	118.6
Pension and postretirement benefit costs	142.6	131.4	146.1
Accrued cost of removal	3.3	4.9	—
Unamortized purchased gas adjustments	155.0	284.3	14.8
Other	8.1	8.0	8.7
Total Noncurrent Regulatory Liabilities	447.2	538.8	288.2
Total Regulatory Liabilities	$447.4	$555.9	$371.6

	December 31,	September 30,	December 31,
Spire Alabama	2021	2021	2020
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$—	$8.2	$7.7
Unamortized purchased gas adjustments	4.1	—	8.3
Other	10.5	10.6	6.7
Total Current Regulatory Assets	14.6	18.8	22.7
Noncurrent:
Pension and postretirement benefit costs	88.7	82.9	95.7
Cost of removal	409.6	397.0	399.1
Future income taxes due from customers	2.2	2.2	2.2
Other	1.2	1.2	1.2
Total Noncurrent Regulatory Assets	501.7	483.3	498.2
Total Regulatory Assets	$516.3	$502.1	$520.9
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$—	$2.2	$2.2
Unamortized purchased gas adjustments	—	10.2	—
Other	0.8	1.0	4.7
Total Current Regulatory Liabilities	0.8	13.4	6.9
Noncurrent:
Pension and postretirement benefit costs	21.6	19.8	14.7
Other	3.7	3.6	3.7
Total Noncurrent Regulatory Liabilities	25.3	23.4	18.4
Total Regulatory Liabilities	$26.1	$36.8	$25.3

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	December 31,	September 30,	December 31,
	2021	2021	2020
Spire
Pension and postretirement benefit costs	$163.4	$165.7	$229.7
Future income taxes due from customers	133.3	130.7	123.2
Unamortized purchased gas adjustments	262.5	242.8	—
Other	107.4	86.0	12.4
Total Regulatory Assets Not Earning a Return	$666.6	$625.2	$365.3

Spire Missouri
Pension and postretirement benefit costs	$163.4	$165.7	$229.7
Future income taxes due from customers	126.9	124.2	116.6
Unamortized purchased gas adjustments	262.5	242.8	—
Other	107.4	86.0	12.4
Total Regulatory Assets Not Earning a Return	$660.2	$618.7	$358.7

Like all the Company’s regulatory assets, these regulatory assets are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. For the PGA assets, the recovery period is normally approximately one year, but it will be three years for a portion of these assets due to the Filing Adjustment Factor discussed below. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC. Spire Alabama does not have any regulatory assets that are not earning a return.

Spire Missouri

The MoPSC approved compliance tariffs with an effective date of December 23, 2021, in Spire Missouri’s general rate case GR-2021-0108. These new tariffs are designed to increase Spire Missouri’s aggregate annual gross base rate revenues by $72.2, which includes $24.9 incremental and $47.3 already being collected through the Infrastructure System Replacement Surcharge (ISRS). The decision, as reflected in the amended report and order dated November 12, 2021, diverged from prior MoPSC precedent in that it (1) included short-term debt in Spire Missouri’s capital structure for the first time and (2) revised its long-standing position regarding Spire Missouri’s compliance with the FERC Uniform System of Accounts (USOA) on the capitalization of prudently incurred non-operational overheads. The amended report and order requires Spire Missouri to cease capitalization of these overhead costs at the time new rates go into effect until a MoPSC staff audit of their revised interpretation of compliance with the USOA framework can be completed. On November 19, 2021, Spire Missouri filed a motion for rehearing of the amended report and order on various issues, including this revised interpretation and the short-term debt issue referenced above. Although Spire Missouri believes that the portions of the amended report and order addressing capitalized overheads lacks the clarity needed to quantify the impact of the issue with adequate precision, it is working with the MoPSC staff to facilitate the ordered audit of capitalized overheads on an expedited basis, including the quantification of the overheads subject to the order, and interpretation of what portion of these costs may be deferred into a regulatory asset until capitalization resumes. On January 12, 2022, the MoPSC denied Spire Missouri’s application for rehearing. Without additional assurance of recovery through a regulatory asset, Spire Missouri anticipates that the change in overhead capitalization methods ordered by the MoPSC will have a material adverse impact on its net income in 2022 and future periods until the completion of a future rate case providing for the resumption of such capitalization. The estimated pre-tax impact of shifting prudently incurred overhead costs from capital to O&M expense is in the range of $20 to $30 annually, beginning with $1.0 in the first quarter of fiscal 2022 since the December 23 effective date. On January 5, 2022, Spire Missouri filed a 60-day notice of intent to initiate a new general rate case proceeding which is intended to address this net income disparity along with other matters.

In mid-February 2021, the central U.S. experienced a period of unusually severe cold weather (“Winter Storm Uri”), and Spire Missouri implemented an Operational Flow Order (OFO) to preserve the integrity of its distribution system. During this time, Spire Missouri was required to purchase additional natural gas supply, both to ensure adequate supply for its firm utility customers, and to cover the shortfall created when third-party marketers failed to deliver natural gas supply to its city gates on behalf of their customers. In accordance with its tariffs, Spire Missouri invoiced the cost of gas and associated penalties totaling $195.8 to non-compliant marketers pursuant to the MoPSC-approved OFO tariff and recorded accounts receivable. Recoveries collected, including $3.2 collected to date, will be an offset to cost of natural gas for firm utility customers through the Purchased Gas Adjustment (PGA) and Actual Cost Adjustment (ACA). The three largest counterparties did not remit payment when due, so Spire Missouri filed suit against them in federal court to recover the invoiced amounts. Those suits remain pending. Some marketers have filed complaints with the MoPSC requesting review of the transactions between them and Spire; at this time, the Company has no reason to believe the MoPSC will not follow the tariff and has determined collection is probable. Evidentiary hearings of those complaints are scheduled for March 2022. The MoPSC has also opened a working case to investigate the effects of Winter Storm Uri on all Missouri utilities. Spire Missouri is not subject to any upstream OFO penalties on any interstate pipelines.

As a result of the significant net deferred gas costs and average inventory cost in the second quarter of fiscal 2021, primarily due to Winter Storm Uri, Spire Missouri filed for and received MoPSC approval for an adjustment to the PGA tariff to increase a Filing Adjustment Factor credit for three years. This credit will allow Spire Missouri to help mitigate rate impacts of Winter Storm Uri costs and the increased gas market from 2020 to 2021. All gas costs will eventually be recovered through the PGA or ACA mechanisms and carrying costs will be applied per the terms of the tariff.

On December 23, 2021, Spire Missouri filed a new ISRS case, its first under the ISRS statute amendments of 2020, seeking accelerated recovery of $11.3 in annual revenue for eligible pipe replacement. The effective date for the new ISRS rates is expected to be late in the third quarter of fiscal 2022.

On December 22, 2021, Spire Missouri filed an application with the MoPSC for approval of $800.0 in new financing authority over three years. Spire Missouri’s current financing authority order was entered on July 29, 2020, and authorized up to $660.0 of new equity and debt financing, of which $55.0 remains unused.

Spire Alabama

On October 26, 2021, Spire Alabama made its annual Rate Stabilization and Equalization (RSE) rate filing with the APSC, presenting the utility’s budget for the fiscal year ending September 30, 2022, including net income and a calculation of allowed return on average common equity (ROE). Following a regulatory review, adjusted rates became effective January 1, 2022.

Spire Alabama filed a GSA rate increase effective December 1, 2021, primarily attributable to higher natural gas prices.

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.

In October 2021, Spire Gulf made its annual RSE rate filing with the APSC based on its budget for fiscal 2022 and an allowed ROE of 9.95%. New rates designed to provide increased annual revenues of $1.0 became effective January 3, 2022.

On August 23, 2021, Spire Mississippi filed its Rate Stabilization Adjustment Rider (RSA) for the rate year ended June 30, 2021, which reflected an increase to annual revenue totaling $1.1. This RSA filing is being reviewed by the Mississippi Public Utilities Staff.

In August 2018, the FERC approved an order issuing a Certificate of Public Convenience and Necessity for the Spire STL Pipeline (“August 2018 Order”). In November 2018, the FERC issued a Notice to Proceed, and in November 2019, Spire STL Pipeline received FERC authorization to place the pipeline into service. Also, in November 2019, the FERC issued an Order on Rehearing of the August 2018 Order dismissing or denying the outstanding requests for rehearing filed by several parties, dismissing the request for stay filed by one party, and noting the withdrawal of the request for rehearing by another party. In January 2020, two of the rehearing parties filed petitions for review of the FERC’s orders with the U.S. Court of Appeals for the District of Columbia Circuit. On June 22, 2021, that court issued an order vacating the Certificate of Public Convenience and Necessity and remanding the matter back to the FERC for further action. On September 14, 2021, and December 3, 2021, the FERC issued temporary certificates to allow the pipeline to continue operating while it considers approval of a new permanent certificate. On December 15, 2021, the FERC issued a notice of intent to prepare a supplemental environmental impact statement (EIS) with the final EIS not anticipated until October 7, 2022. Spire STL Pipeline will continue to pursue all legal and regulatory avenues to ensure access to reliable, affordable and safe delivery of energy for eastern Missouri. While there is no impairment at this time, if the pipeline is taken out of service, the Company’s financial condition and results of operations may be adversely impacted by impairment of Spire STL Pipeline’s assets, currently carried at over $270, and other effects. If Spire Missouri is unable to obtain sufficient pipeline capacity to meet its customers’ annual and seasonal natural gas demands, Spire Missouri’s financial condition and results of operations may be adversely impacted.

On October 9, 2020, Spire Storage West LLC (“Spire Storage”) filed with the FERC an Abbreviated Application for an Amendment of Certificate of Public Convenience and Necessity, Reaffirmation of Market-Based Rate Authority, and Related Authorizations pursuant to Section 7(c) of the Natural Gas Act. The FERC has also issued a notice to prepare an EIS for this project, the final EIS of which is now not anticipated until March 15, 2022. The application, which requests authorization to expand capacity and increase pipeline connectivity at certain of Spire Storage’s natural gas storage facilities in Wyoming, remains pending.

5. FINANCING

Short-term

Spire utilizes a commercial paper program (“CP Program”) pursuant to which Spire may issue short-term, unsecured commercial paper notes. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding under the CP Program at any time not to exceed $975.0. The notes may have maturities of up to 365 days from date of issue.

On March 23, 2021, Spire Missouri entered into a loan agreement with several banks for a $250.0, 364-day unsecured term loan with an interest rate based on LIBOR plus 65 basis points. The loan carries no prepayment penalty and has the same covenants as the revolving credit facility.

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of December 31, 2021, $421.9 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)	Spire Missouri		Spire Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Three Months Ended December 31, 2021
Highest borrowings outstanding	$746.8	$250.0	$412.0	$176.7	$996.8
Lowest borrowings outstanding	408.0	250.0	101.6	38.4	658.0
Weighted average borrowings	558.6	250.0	253.6	73.6	808.6
Weighted average interest rate	0.2%	0.7%	0.2%	0.2%	0.4%
As of December 31, 2021
Borrowings outstanding	$596.0	$250.0	$180.4	$173.7	$846.0
Weighted average interest rate	0.4%	0.7%	0.4%	0.4%	0.5%
As of September 30, 2021
Borrowings outstanding	$422.0	$250.0	$240.9	$49.0	$672.0
Weighted average interest rate	0.2%	0.7%	0.2%	0.2%	0.4%
As of December 31, 2020
Borrowings outstanding	$696.1	$—	$393.7	$27.0	$696.1
Weighted average interest rate	0.3%	n/a	0.3%	0.3%	0.3%

Long-term

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of December 31, 2021, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended December 31,
	2021	2020
Spire	$1.1	$0.9
Spire Missouri	—	—
Spire Alabama	0.8	0.6

On December 7, 2021, pursuant to its registration statement on Form S-3 filed with the SEC, Spire Missouri issued $300.0 of first mortgage bonds due December 2, 2024, secured equally with all its other first mortgage bonds. Interest is payable quarterly in arrears at a floating rate based on the compounded secured overnight financing rate plus 50 basis points, with a maximum rate of the lesser of 8% or the maximum rate then permitted by applicable law.

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of December 31, 2021, September 30, 2021, and December 31, 2020.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of December 31, 2021
Cash and cash equivalents	$8.2	$8.2	$8.2	$—
Notes payable	846.0	846.0	—	846.0
Long-term debt, including current portion	3,238.0	3,594.4	—	3,594.4
As of September 30, 2021
Cash and cash equivalents	$4.3	$4.3	$4.3	$—
Notes payable	672.0	672.0	—	672.0
Long-term debt, including current portion	2,994.9	3,375.9	—	3,375.9
As of December 31, 2020
Cash and cash equivalents	$3.5	$3.5	$3.5	$—
Notes payable	696.1	696.1	—	696.1
Long-term debt, including current portion	2,628.4	3,119.5	—	3,119.5

Spire Missouri
As of December 31, 2021
Notes payable	$250.0	$250.0	$—	$250.0
Notes payable – associated companies	180.4	180.4	—	180.4
Long-term debt	1,637.0	1,830.5	—	1,830.5
As of September 30, 2021
Notes payable	$250.0	$250.0	$—	$250.0
Notes payable – associated companies	240.9	240.9	—	240.9
Long-term debt	1,338.4	1,540.4	—	1,540.4
As of December 31, 2020
Notes payable – associated companies	$393.7	$393.7	$—	$393.7
Long-term debt	1,092.2	1,329.0	—	1,329.0

Spire Alabama
As of December 31, 2021
Notes payable – associated companies	$173.7	$173.7	$—	$173.7
Long-term debt, including current portion	571.3	653.6	—	653.6
As of September 30, 2021
Notes payable – associated companies	$49.0	$49.0	$—	$49.0
Long-term debt	621.2	707.5	—	707.5
As of December 31, 2020
Notes payable – associated companies	$27.0	$27.0	$—	$27.0
Long-term debt	621.0	742.9	—	742.9

7. FAIR VALUE MEASUREMENTS

The information presented below categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of December 31, 2021, September 30, 2021, and December 31, 2020. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2021
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.8	$—	$—	$—	$24.8
NYMEX/ICE natural gas contracts	2.4	—	—	(2.4)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	67.0	—	(67.0)	—
Natural gas commodity contracts	—	40.4	—	(2.3)	38.1
Other:
U.S. stock/bond mutual funds	24.6	—	—	—	24.6
Interest rate swaps	9.4	—	—	(5.6)	3.8
Total	$61.2	$107.4	$—	$(77.3)	$91.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$8.6	$—	$—	$(8.6)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	40.2	—	(40.2)	—
Natural gas commodity contracts	—	77.9	—	(2.3)	75.6
Other:
Interest rate swaps	7.3	—	—	(5.6)	1.7
Total	$15.9	$118.1	$—	$(56.7)	$77.3

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2021
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$23.8	$—	$—	$—	$23.8
NYMEX/ICE natural gas contracts	104.0	—	—	(104.0)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	114.7	—	(93.7)	21.0
Natural gas commodity contracts	—	35.2	—	(5.5)	29.7
Other:
U.S. stock/bond mutual funds	26.2	—	—	—	26.2
Interest rate swaps	12.6	—	—	(5.2)	7.4
Total	$166.6	$149.9	$—	$(208.4)	$108.1
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.3	$—	$—	$(0.3)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	62.0	—	(62.0)	—
Natural gas commodity contracts	—	96.7	—	(5.5)	91.2
Other:
Interest rate swaps	5.7	—	—	(5.2)	0.5
Total	$6.0	$158.7	$—	$(73.0)	$91.7

As of December 31, 2020
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$23.4	$—	$—	$—	$23.4
Gasoline and heating oil contracts	0.4	—	—	(0.4)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	0.3	21.5	—	(12.4)	9.4
Natural gas commodity contracts	—	14.9	—	—	14.9
Other:
U.S. stock/bond mutual funds	14.2	—	—	—	14.2
Interest rate swaps	—	7.0	—	—	7.0
Total	$38.3	$43.4	$—	$(12.8)	$68.9
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$4.9	$—	$—	$(4.9)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	9.2	—	(9.2)	—
Natural gas commodity contracts	—	12.2	—	—	12.2
Other:
Interest rate swaps	—	44.0	—	—	44.0
Total	$4.9	$65.4	$—	$(14.1)	$56.2

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2021
ASSETS
U.S. stock/bond mutual funds	$24.8	$—	$—	$—	$24.8
NYMEX/ICE natural gas contracts	2.4	—	—	(2.4)	—
Total	$27.2	$—	$—	$(2.4)	$24.8
LIABILITIES
NYMEX/ICE natural gas contracts	$8.6	$—	$—	$(8.6)	$—

As of September 30, 2021
ASSETS
U.S. stock/bond mutual funds	$23.8	$—	$—	$—	$23.8
NYMEX/ICE natural gas contracts	104.0	—	—	(104.0)	—
Total	$127.8	$—	$—	$(104.0)	$23.8
LIABILITIES
NYMEX/ICE natural gas contracts	$0.3	$—	$—	$(0.3)	$—

As of December 31, 2020
ASSETS
U.S. stock/bond mutual funds	$23.4	$—	$—	$—	$23.4
Gasoline and heating oil contracts	0.4	—	—	(0.4)	—
Total	$23.8	$—	$—	$(0.4)	$23.4
LIABILITIES
NYMEX/ICE natural gas contracts	$4.9	$—	$—	$(4.9)	$—

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

The net periodic pension cost includes components shown in the following tables.  The components other than the service costs and regulatory adjustment are presented in “Other Income, Net” in the income statement, except for Spire Alabama’s losses on lump-sum settlements. Such losses are capitalized in regulatory balances and amortized over the remaining actuarial life of individuals in the plan, and that amortization is presented in “Other Income, Net.”

	Three Months Ended December 31,
	2021	2020
Spire
Service cost – benefits earned during the period	$5.4	$5.6
Interest cost on projected benefit obligation	5.1	5.2
Expected return on plan assets	(8.2)	(8.0)
Amortization of prior service credit	(1.1)	(0.8)
Amortization of actuarial loss	3.7	4.0
Subtotal	4.9	6.0
Regulatory adjustment	10.6	9.6
Net pension cost	$15.5	$15.6

Spire Missouri
Service cost – benefits earned during the period	$3.9	$3.9
Interest cost on projected benefit obligation	3.5	3.5
Expected return on plan assets	(6.0)	(5.6)
Amortization of prior service credit	(0.5)	(0.2)
Amortization of actuarial loss	2.8	2.9
Subtotal	3.7	4.5
Regulatory adjustment	8.5	7.6
Net pension cost	$12.2	$12.1

Spire Alabama
Service cost – benefits earned during the period	$1.4	$1.5
Interest cost on projected benefit obligation	1.1	1.2
Expected return on plan assets	(1.4)	(1.6)
Amortization of prior service credit	(0.6)	(0.6)
Amortization of actuarial loss	0.9	1.1
Subtotal	1.4	1.6
Regulatory adjustment	1.9	1.8
Net pension cost	$3.3	$3.4

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the quarters ended December 31, 2021 and 2020, no plans met the criteria for settlement recognition.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2022 contributions to Spire Missouri’s pension plans through December 31, 2021 were $13.7 to the qualified trusts and none to non-qualified plans. There were $2.6 of fiscal 2022 contributions to the Spire Alabama pension plans through December 31, 2021.

Contributions to the qualified trusts of Spire Missouri’s pension plans for the remainder of fiscal 2022 are anticipated to be $23.9. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2022 are anticipated to be $11.8.

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

The net periodic postretirement benefit cost includes components shown in the following tables.  The components other than the service costs and regulatory adjustment are presented in “Other Income, Net” in the income statement, except in the event Spire Alabama incurs losses on lump-sum settlements. Any such losses are capitalized in regulatory balances and amortized over the remaining actuarial life of individuals in the plan, and that amortization is presented in “Other Income, Net.”

	Three Months Ended December 31,
	2021	2020
Spire
Service cost – benefits earned during the period	$1.9	$1.8
Interest cost on accumulated postretirement benefit obligation	1.5	1.4
Expected return on plan assets	(4.2)	(4.0)
Amortization of prior service cost	0.3	0.3
Amortization of actuarial gain	(0.6)	(0.4)
Subtotal	(1.1)	(0.9)
Regulatory adjustment	3.2	3.4
Net postretirement benefit cost	$2.1	$2.5

Spire Missouri
Service cost – benefits earned during the period	$1.6	$1.6
Interest cost on accumulated postretirement benefit obligation	1.1	1.1
Expected return on plan assets	(2.8)	(2.7)
Amortization of prior service cost	0.2	0.2
Amortization of actuarial gain	(0.5)	(0.4)
Subtotal	(0.4)	(0.2)
Regulatory adjustment	3.6	3.8
Net postretirement benefit cost	$3.2	$3.6

Spire Alabama
Service cost – benefits earned during the period	$0.3	$0.2
Interest cost on accumulated postretirement benefit obligation	0.4	0.3
Expected return on plan assets	(1.3)	(1.2)
Amortization of prior service cost	0.1	0.1
Subtotal	(0.5)	(0.6)
Regulatory adjustment	(0.5)	(0.4)
Net postretirement benefit income	$(1.0)	$(1.0)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through December 31, 2021 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

9. INFORMATION BY OPERATING SEGMENT

The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. Other components of the Company’s consolidated information include:

•	unallocated corporate items, including certain debt and associated interest costs;
•	Spire STL Pipeline, a subsidiary of Spire providing interstate natural gas pipeline transportation services;
•	Spire Storage, a subsidiary of Spire providing interstate natural gas storage services; and
•	Spire’s subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities.

Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Spire Missouri, Spire Alabama and Spire Storage, sales of natural gas from Spire Missouri to Spire Marketing, propane transportation services provided by Spire NGL Inc to Spire Missouri, and natural gas transportation services provided by Spire STL Pipeline to Spire Missouri.

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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2021
Operating Revenues:
Revenues from external customers	$503.5	$47.9	$4.0	$—	$555.4
Intersegment revenues	—	—	12.6	(12.6)	—
Total Operating Revenues	503.5	47.9	16.6	(12.6)	555.4
Operating Expenses:
Natural gas	210.2	48.0	—	(9.0)	249.2
Operation and maintenance	107.3	2.7	10.0	(3.6)	116.4
Depreciation and amortization	54.6	0.3	2.0	—	56.9
Taxes, other than income taxes	37.0	—	0.6	—	37.6
Total Operating Expenses	409.1	51.0	12.6	(12.6)	460.1
Operating Income (Loss)	$94.4	$(3.1)	$4.0	$—	$95.3
Net Economic Earnings (Loss)	$67.2	$0.5	$(5.1)	$—	$62.6

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2020
Operating Revenues:
Revenues from external customers	$497.2	$10.7	$4.7	$—	$512.6
Intersegment revenues	1.0	14.1	12.0	(27.1)	—
Total Operating Revenues	498.2	24.8	16.7	(27.1)	512.6
Operating Expenses:
Natural gas	204.3	0.7	—	(23.8)	181.2
Operation and maintenance	103.0	3.3	8.6	(3.3)	111.6
Depreciation and amortization	48.6	0.3	1.9	—	50.8
Taxes, other than income taxes	35.5	0.2	0.4	—	36.1
Total Operating Expenses	391.4	4.5	10.9	(27.1)	379.7
Operating Income	$106.8	$20.3	$5.8	$—	$132.9
Net Economic Earnings (Loss)	$76.4	$3.3	$(2.8)	$—	$76.9

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended December 31,
	2021	2020
Net Income	$55.7	$88.9
Adjustments, pre-tax:
Fair value and timing adjustments	3.7	(16.0)
Income tax adjustments	3.2	4.0
Net Economic Earnings	$62.6	$76.9

The Company’s total assets by segment were as follows:

	December 31,	September 30,	December 31,
	2021	2021	2020
Total Assets:
Gas Utility	$7,882.1	$7,615.4	$6,932.3
Gas Marketing	424.4	466.1	204.8
Other	2,417.6	2,351.7	2,462.3
Eliminations	(1,073.6)	(1,076.8)	(1,083.8)
Total Assets	$9,650.5	$9,356.4	$8,515.6

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2021, are estimated at $1,840.4, $1,422.4, and $310.3 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

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

Spire Missouri

Spire Missouri has identified three former MGP sites in the city of St. Louis, Missouri (the “City”) where costs have been incurred and claims have been asserted. Spire Missouri has enrolled two of the sites in the Missouri Department of Natural Resources (MoDNR) Brownfields/Voluntary Cleanup Program (BVCP). The third site is the result of an assertion by the United States Environmental Protection Agency (EPA).

In conjunction with redevelopment of the Carondelet Coke site, Spire Missouri and another former owner of the site entered into an agreement (the “Remediation Agreement”) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action (NFA) letter from the MoDNR. The Remediation Agreement also provides for a release of Spire Missouri and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverage, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Spire Missouri and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The property was divided into seven parcels, and MoDNR NFA letters have been received for six of the parcels. Remediation is ongoing on the last parcel.

In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Spire Missouri that the MoDNR had completed an investigation of the second site, Station A. The Attorney General requested that Spire Missouri participate in the follow up investigations of the site. In a letter dated January 10, 2012, Spire Missouri stated that it would participate in future environmental response activities at the site in conjunction with other PRPs. Accordingly, Spire Missouri entered into a cost sharing agreement for remedial investigation with other PRPs. MoDNR never approved the agreement, so no remedial investigation took place.

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

In its western service area, Spire Missouri has six owned MGP sites enrolled in the BVCP, including Joplin MGP #1, St. Joseph MGP #1, Kansas City Coal Gas Station B, Kansas City Station A Railroad area, Kansas City Coal Gas Station A, and Independence MGP #2. Source removal has been conducted at all the owned sites since 2003 with the exception of Joplin. On September 15, 2016, a request was made with the MoDNR for a restrictive covenant use limitation with respect to Joplin. Remediation efforts at the six sites are at various stages of completion, ranging from groundwater monitoring and sampling following source removal activities to the aforementioned request for the Joplin site. As part of its participation in the BVCP, Spire Missouri communicates regularly with the MoDNR with respect to its remediation efforts and monitoring activities at these sites. On May 11, 2015, MoDNR approved the next phase of investigation at the Kansas City Station A Railroad area.

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

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of Winter Storm Uri in February 2021. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure due to the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events have made Spire Marketing subject to various commercial disputes (including regarding force majeure) and a regulatory dispute regarding tariff obligations as a shipper on an interstate pipeline. As such, Spire Marketing has recorded an estimate of potential liabilities for damages based on communications with counterparties to date and the facts and circumstances surrounding each transaction. It is expected that the estimate will change as new facts emerge or settlements are reached, and it is possible that final settlement amounts may materially differ from the current estimate.

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

•

Changes in gas supply and pipeline availability, including as a result of decisions by natural gas producers to reduce production or shut in producing natural gas wells and expiration or termination of existing supply and transportation arrangements that are not replaced with contracts with similar terms and pricing (including as a result of a failure of the Spire STL Pipeline to secure permanent authorization from the FERC), as well as other changes that impact supply for and access to the markets in which our subsidiaries transact business;

•	Acquisitions may not achieve their intended results;
•	Legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting:
▪	allowed rates of return and recovery of prudent costs,
▪	incentive regulation,
▪	industry structure,
▪	purchased gas adjustment provisions,
▪	rate design structure and implementation,
▪	capital structures established for rate-setting purposes,
▪	regulatory assets,
▪	non-regulated and affiliate transactions,
▪	franchise renewals,
▪	authorization to operate facilities,
▪	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety and security,
▪	taxes,
▪	pension and other postretirement benefit liabilities and funding obligations, or
▪	accounting standards;
•	The results of litigation;
•

The availability of and access to, in general, funds to meet our debt obligations prior to or when they become due and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) operating cash flow, or (iii) access to the capital markets;

•	Retention of, ability to attract, ability to collect from, and conservation efforts of, customers;

•	Our ability to comply with all covenants in our indentures and credit facilities, any violations of which, if not cured in a timely manner, could trigger a default of our obligation;
•	Energy commodity market conditions;
•	Discovery of material weakness in internal controls;
•	The disruption, failure or malfunction of our operational and information technology systems, including due to cyberattacks; and
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

Gas Marketing

Spire Marketing is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. Spire Marketing markets natural gas throughout the U.S. It holds firm transportation and storage contracts in order to effectively manage its transactions with counterparties, which primarily include producers, municipalities, electric and gas utility companies, and large commercial and industrial customers.

Other

Other components of the Company’s consolidated information include:

•	unallocated corporate items, including certain debt and associated interest costs;
•	Spire STL Pipeline LLC (“Spire STL Pipeline”) and Spire Storage West LLC (“Spire Storage”), described below; and
•	Spire’s subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities.

Spire STL Pipeline is a wholly owned subsidiary of Spire which owns and operates a 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. The pipeline is under the jurisdiction of the FERC and is currently permitted to deliver natural gas supply into eastern Missouri under a temporary certificate authorization. Spire STL Pipeline’s operating revenue is derived primarily from Spire Missouri as its foundation shipper.

Spire Storage is engaged in the storage of natural gas in the western region of the United States. The facility consists of two storage fields operating under one FERC market-based rate tariff.

COVID-19

The outbreak of coronavirus disease 2019 (COVID-19) has adversely impacted economic activity and conditions worldwide. We are continuing to assess the developments involving our workforce, customers and suppliers, as well as the response of federal and state authorities, our regulators and other business and community leaders. The Company has implemented what we believe to be appropriate procedures and protocols to ensure the safety of our customers, suppliers and employees. Impacts on our results of operations from COVID-19 have been minimal, partly as a result of regulatory recovery mechanisms and approvals.

The Company is participating in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provisions allowing for a payroll tax deferral which did not have an impact on our results of operations but deferred the payment of the Company’s portion of certain payroll taxes until late in fiscal 2021 and 2022. Although the Company does not currently expect to seek relief under any other CARES Act provisions, we will continue to monitor all pending and future federal, state and local efforts related to the COVID-19 health crisis and assess our need and, as applicable, eligibility for any such relief.

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

EARNINGS – THREE MONTHS ENDED DECEMBER 31, 2021

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Three Months Ended December 31, 2021
Net Income (Loss) [GAAP]	$63.1	$(2.3)	$(5.1)	$55.7	$1.01
Adjustments, pre-tax:
Fair value and timing adjustments	—	3.7	—	3.7	0.07
Income tax adjustments*	4.1	(0.9)	—	3.2	0.06
Net Economic Earnings (Loss) [Non-GAAP]	$67.2	$0.5	$(5.1)	$62.6	$1.14

Three Months Ended December 31, 2020
Net Income (Loss) [GAAP]	$76.5	$15.2	$(2.8)	$88.9	$1.65
Adjustments, pre-tax:
Fair value and timing adjustments	(0.1)	(15.9)	—	(16.0)	(0.31)
Income tax adjustments*	—	4.0	—	4.0	0.08
Net Economic Earnings (Loss) [Non-GAAP]	$76.4	$3.3	$(2.8)	$76.9	$1.42

*

Income tax adjustments include amounts calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items, and for fiscal 2022, include a Spire Missouri regulatory adjustment.

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

Consolidated

Spire had net income of $55.7 for the three months ended December 31, 2021, compared with net income of $88.9 for the three months ended December 31, 2020. Income per diluted share was $1.01 for the current quarter compared to income of $1.65 per diluted share for the prior year quarter. The net income decline of $33.2 was primarily driven by a $17.5 reduction in the Gas Marketing segment and $13.4 lower performance in the Gas Utility segment.

Spire’s net economic earnings for the first quarter were $62.6 ($1.14 per diluted share), compared to $76.9 ($1.42 per diluted share) in the prior year, reflecting lower earnings at Gas Utility, combined with lower Gas Marketing results and a decline in Other, as reflected in the above table. These impacts are described in further detail below.

Gas Utility

Net economic earnings for the Gas Utility segment decreased $9.2 from the first quarter of the prior fiscal year, as all Utilities reported decreases versus prior year performance. Spire Missouri declined by $7.1, Spire Alabama decreased $1.5, and the subsidiaries of EnergySouth reported a $0.6 decrease versus the prior year quarter. This decline was primarily the result of unseasonably warm weather in the Utility territories and higher depreciation and amortization costs. These impacts are discussed in further detail below.

Gas Marketing

First quarter net economic earnings for the Gas Marketing segment was $0.5, compared to $3.3 last year, reflecting less favorable market conditions that are described in further detail below.

Other

For the three months ended December 31, 2021, net economic loss for Other increased $2.3 compared with the first quarter of the prior fiscal year, primarily reflecting higher corporate costs.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended December 31, 2021
Operating Income (Loss) [GAAP]	$94.4	$(3.1)	$4.0	$—	$95.3
Operation and maintenance expenses	107.3	2.7	10.0	(3.6)	116.4
Depreciation and amortization	54.6	0.3	2.0	—	56.9
Taxes, other than income taxes	37.0	—	0.6	—	37.6
Less: Gross receipts tax expense	(21.7)	(0.2)	—	—	(21.9)
Contribution Margin [Non-GAAP]	271.6	(0.3)	16.6	(3.6)	284.3
Natural gas costs	210.2	48.0	—	(9.0)	249.2
Gross receipts tax expense	21.7	0.2	—	—	21.9
Operating Revenues	$503.5	$47.9	$16.6	$(12.6)	$555.4

Three Months Ended December 31, 2020
Operating Income [GAAP]	$106.8	$20.3	$5.8	$—	$132.9
Operation and maintenance expenses	103.0	3.3	8.6	(3.3)	111.6
Depreciation and amortization	48.6	0.3	1.9	—	50.8
Taxes, other than income taxes	35.5	0.2	0.4	—	36.1
Less: Gross receipts tax expense	(21.7)	—	—	—	(21.7)
Contribution Margin [Non-GAAP]	272.2	24.1	16.7	(3.3)	309.7
Natural gas costs	204.3	0.7	—	(23.8)	181.2
Gross receipts tax expense	21.7	—	—	—	21.7
Operating Revenues	$498.2	$24.8	$16.7	$(27.1)	$512.6
Consolidated

Spire reported operating revenue of $555.4 for the three months December 31, 2021, a $42.8 increase versus the prior year quarter. Both the Gas Utility and Gas Marketing segments experienced year-over-year increases in operating revenues. Spire’s contribution margin decreased $25.4 compared with last year, with decreases of $24.4 in the Gas Marketing segment combined with marginal decreases for both the Gas Utility segment and Other (STL Pipeline and Spire Storage). Depreciation and amortization expenses were up $6.1, reflecting higher Gas Utility expenses. Gas Utility operation and maintenance (O&M) expenses of $107.3 for the quarter were $1.6 higher than last year, after removing the $1.7 transfer of year-over-year nonservice postretirement benefit costs to other expense below the operating income line (the “Nonservice Cost Transfer”) and $1.0 of non-operational overheads charged to O&M as a result of the MoPSC amended report and order effective December 23, 2021 for Spire Missouri (discussed in Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1). These impacts are described in further detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the three months ended December 31, 2021, were $503.5, or $5.3 higher than the same period in the prior year. The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Higher net PGA/GSA costs (Gas cost recovery)	$12.1
Spire Alabama – RSE adjustments, net	3.4
Spire Missouri – ISRS	0.9
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(5.5)
Spire Missouri and Spire Alabama – Off-system sales and capacity release	(4.3)
All other factors	(1.3)
Total Variation	$5.3

The Gas Utility segment benefited $12.1 through higher gas cost recoveries, $3.4 in net rate adjustments under the RSE mechanism at Spire Alabama, and a $0.9 increase in ISRS revenues. These positive impacts were mostly offset by a $5.5 reduction attributable to volumetric usage and a $4.3 reduction related to lower off-system sales. Weather in the current year quarter across our Utility footprint was 19% warmer than prior year and 26% warmer than normal.

Contribution Margin – Gas Utility contribution margin was $271.6 for the three months ended December 31, 2021, a $0.6 decrease over the same period in the prior year. The decrease was attributable to the following factors:

Spire Alabama – Rate adjustment under RSE mechanism, net	$3.2
Spire Missouri – ISRS	0.9
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(1.8)
Spire Missouri and Spire Alabama – Off-system sales and capacity release	(0.8)
All other factors	(2.1)
Total Variation	$(0.6)

As previously noted, warmer weather impacted commercial and industrial sales although weather mitigation lessened the impact on residential sales. This decrease was partially offset by $3.2 net favorable rate adjustments under the RSE mechanism at Spire Alabama and Spire Missouri’s $0.9 ISRS increase.

Operating Expenses – O&M expenses for the three months ended December 31, 2021, were $4.3 higher than the prior year. After removing the $1.7 impact of the Nonservice Cost Transfer and $1.0 of non-operational overheads mentioned earlier, expenses increased $1.6. The increase was largely due to modestly higher costs in operations, and employee-related expenses, partly offset by lower bad debt expense. Depreciation and amortization expenses for the quarter were $6.0 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Gas Marketing

Operating Revenues – Operating revenues increased $23.1 versus the prior-year period as higher volumes and higher commodity prices were partly offset by derivative activity and unrealized fair value adjustments.

Contribution Margin – Gas Marketing contribution margin during the quarter ended December 31, 2021, decreased $24.4 from the same period in the prior year, due principally to a $19.6 unfavorable change in derivative activity and fair value measurements. The remaining decrease of $4.8 reflects both less favorable market conditions and lower storage margins.

Interest Charges

Consolidated interest charges increased by $2.9, principally due to higher Gas Utilities long-term debt and higher average short term borrowings in the current year. For the three months ended December 31, 2021 and 2020, average short-term borrowings were $808.6 and $734.7, respectively, and the average interest rate on these borrowings was 0.4% in both periods.

Income Taxes

Consolidated income tax for the three months ended December 31, 2021, decreased $4.2 versus the same period in the prior year. The variance is due principally to the lower pre-tax book income, offset partly by a $4.1 Spire Missouri regulatory adjustment.

Spire Missouri

	Three Months Ended December 31,
	2021	2020
Operating Income [GAAP]	$65.4	$75.5
Operation and maintenance expenses	66.3	62.9
Depreciation and amortization	34.2	30.4
Taxes, other than income taxes	25.7	25.1
Less: Gross receipts tax expense	(14.9)	(15.2)
Contribution Margin [Non-GAAP]	176.7	178.7
Natural gas costs	156.3	161.6
Gross receipts tax expense	14.9	15.2
Operating Revenues	$347.9	$355.5
Net Income	$45.3	$56.6

Operating revenues for the three months ended December 31, 2021, decreased $7.6 from the same period in the prior year primarily due to $14.7 in unfavorable volumetric impacts (including weather mitigation), and a $2.8 decrease related to lower off-system sales, primarily due to warmer weather.

Contribution margin for the three months ended December 31, 2021, decreased $2.0 from the same period in the prior year, largely the result of a $1.0 decrease due volumetric impacts (including weather mitigation) and $0.6 lower off-system sales.

O&M expenses increased $3.4 versus the prior year. After removing the $1.7 year-over-year impact of the Nonservice Cost Transfer and $1.0 of non-operational overheads mentioned earlier, the increase was $0.7. The increase was largely due to modestly higher costs in administrative and employee-related expenses. Depreciation and amortization increased $3.8 versus the prior-year quarter due to ongoing capital investments.

Other income was up $3.2, due primarily to fair market value adjustments to unqualified pension trusts, slightly offset by Nonservice Cost Transfer.

Resulting net income for the quarter ended December 31, 2021, decreased $11.3 versus the prior-year quarter.

Degree days in Spire Missouri’s service areas during the three months ended December 31, 2021, were 25.9% warmer than normal, and 19.5% warmer than the same period last year, resulting in lower usage on a year-over-year comparative basis. Spire Missouri’s total system therms sold and transported were 439.6 million for the quarter, compared with 522.8 million for the same period in the prior year. Total off-system therms sold and transported were 2.1 million for the quarter, compared with 8.5 million a year ago.

Spire Alabama

	Three Months Ended December 31,
	2021	2020
Operating Income [GAAP]	$21.1	$22.5
Operation and maintenance expenses	34.5	32.8
Depreciation and amortization	16.5	15.0
Taxes, other than income taxes	9.0	8.2
Less: Gross receipts tax expense	(5.7)	(5.3)
Contribution Margin [Non-GAAP]	75.4	73.2
Natural gas costs	45.5	35.1
Gross receipts tax expense	5.7	5.3
Operating Revenues	$126.6	$113.6
Net Income	$12.2	$13.7

Operating revenues for the three months ended December 31, 2021, increased $13.0 from the same period in the prior year. The change in operating revenue was principally due to $9.2 attributable to favorable weather usage impacts, net favorable rate adjustments under the RSE mechanism of $3.4, higher gas cost recoveries of $1.5, slightly offset by a decrease in off-system sales totaling $1.5.

Contribution margin was $2.2 higher versus the prior-year quarter, primarily driven by the favorable net rate adjustments under the RSE mechanism of $3.2, partly offset by $0.8 weather/usage impacts and $0.2 lower off-system sales.

O&M expenses for the three months ended December 31, 2021, increased $1.7 versus the prior-year quarter, primarily due to higher employee-based costs that were only partly offset by lower bad debt expense. Depreciation and amortization expenses were up $1.5, the result of continued investment in infrastructure upgrades.

For the quarter ended December 31, 2021, resulting net income decreased $1.5 versus the prior-year quarter.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended December 31, 2021, were 10.5% warmer than normal but 6.1% colder than a year ago. Spire Alabama’s total system therms sold and transported were 257.8 million for the three months ended December 31, 2021, compared with 244.4 million for the same period in the prior year. Total off-system therms sold and transported were 0.1 million for the quarter, compared with 13.6 million a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Three Months Ended December 31,
Cash Flow Summary	2021	2020
Net cash (used in) provided by operating activities	$(229.9)	$7.6
Net cash used in investing activities	(143.1)	(163.6)
Net cash provided by financing activities	376.9	155.4

For the three months ended December 31, 2021, net cash from operating activities decreased $237.5 from the corresponding period of fiscal 2021. In addition to the decline in net income of $33.2, the change was due principally to regulatory timing and fluctuations in working capital items, as discussed below in the Future Cash Requirements section. Those typical variance drivers have been impacted by Spire Missouri’s Operational Flow Order and Filing Adjustment Factor put into place last year, as discussed in Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1.

For the three months ended December 31, 2021, net cash used in investing activities was $20.5 less than for the same period in the prior year, primarily driven by a $17.9 decrease in capital expenditures. The primary drivers of the lower capital expenditures were a $9.0 decline related to Spire Storage and Spire STL Pipeline, and a $8.2 spending decline at Gas Utility.

Lastly, for the three months ended December 31, 2021, net cash provided by financing activities was up $221.5 versus net cash provided for the three months ended December 31, 2020. Current year long-term debt issuances were $300.0, or $150.0 higher than a year ago, and net short-term debt issuances rose $125.9 in the current period. Partially offsetting these fluctuations was a $50.4 increase in long-term debt repayments during the first quarter of fiscal 2022 versus the same prior year period.

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

Spire’s material cash requirements as of December 31, 2021, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. Except for Spire Missouri’s December 2021 issuance of $300.0 of floating rate bonds due in December 2024, there were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Total Company capital expenditures are planned to be $570 for fiscal 2022.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated requirements. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of December 31, 2021, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade with a stable outlook (other than Moody’s negative outlook for Spire Missouri debt).

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB+	Baa2
Spire Inc. preferred stock	BBB	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	A-	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of December 31, 2021.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $975.0 of commercial paper or through the use of Spire’s $975.0 revolving credit facility. For information about short-term borrowings, see Note 5 of the Notes to Financial Statements in Item 1.

Long-term Debt and Equity

At December 31, 2021, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $3,258.9, of which $1,648.0 was issued by Spire Missouri, $575.0 was issued by Spire Alabama, and $205.9 was issued by other subsidiaries. For information about long-term debt issued this fiscal year, see Note 5 of the Notes to Financial Statements in Item 1.

Spire Missouri was authorized by the MoPSC to issue registered securities (first mortgage bonds, unsecured debt and preferred stock), common stock, and private placement debt in an aggregate amount of up to $660.0 for financings placed any time before September 30, 2023. As of December 31, 2021, $55.0 remained available under this authorization, and Spire Missouri has applied for a new $800.0 authorization over three years. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 176,456 and 170,904 shares at December 31, 2021 and January 28, 2022, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022.

On February 6, 2019, Spire entered into an “at-the-market” equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0. Those shares are issued pursuant to Spire’s universal shelf registration statement referenced above and a prospectus supplement dated May 14, 2019. Under this program, a total of 626,249 shares were issued in fiscal 2019 and 2020, and as of December 31, 2021, Spire can still issue shares having an aggregate offering price of up to $102.2.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 45% equity at December 31, 2021, and 47% equity at September 30, 2021.

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

ACCOUNTING PRONOUNCEMENTS

The Company, Spire Missouri and Spire Alabama have evaluated or are in the process of evaluating the effects that recently issued accounting standards will have on the companies’ financial position or results of operations upon adoption, but none are currently expected to have a significant impact.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. There were no significant changes to critical accounting estimates during the three months ended December 31, 2021.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of December 31, 2021, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K as of September 30, 2021. In the second fiscal quarter of 2020, the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 0.934% to 1.2975% for a total notional amount of $75.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $1.2 mark-to-market loss in accumulated other comprehensive income on these swaps for the three months ended December 31, 2021. In the third quarter of 2021 the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 2.008% to 2.1075% for a total notional amount of $150.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $2.1 mark-to-market loss in accumulated other comprehensive income on these swaps for the three months ended December 31, 2021.

In the fourth quarter of 2021, the Company entered into two swap contracts. Both contracts are ten-year interest rate swaps; the first swap has a notional amount of $50.0 with a fixed interest rate of 1.597%, while the second swap has a notional amount of $50.0 with a fixed interest rate of 1.821%. The Company recorded a $1.9 mark-to-market loss to accumulated other comprehensive income on these swaps for the three months ended December 31, 2021.

In the first quarter of fiscal 2022, the Company entered into a ten-year interest rate swap contract with a notional amount of $50.0 with a fixed interest rate of 1.4918%. The Company recorded a $0.3 mark-to-market gain to accumulated other comprehensive income on this swap for the three months ended December 31, 2021.

As of December 31, 2021, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net asset of $2.1 on open swaps.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, environmental matters and regulatory matters, see Note 10, Commitments and Contingencies, and Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1 of Part I.

Item 1A. Risk Factors

There were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2021 – October 31, 2021	94	$62.09	—	—
November 1, 2021 – November 30, 2021	26,171	62.81	—	—
December 1, 2021 – December 31, 2021	346	61.54	—	—
Total	26,611	62.80	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of December 31, 2021, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

(disclosed in accordance with Item 5.07 of the Current Report on Form 8-K)

The Company’s annual meeting of shareholders was held virtually on January 27, 2022. A total of 46,154,720 common shares, constituting 89.20% of the shares entitled to vote, were present or represented by proxy at the meeting. At the meeting, the shareholders cast their votes as follows:

Proposal 1 – Election of Directors

The first three listed nominees for director, each to serve for a three-year term expiring at the annual meeting in 2025, and the last-listed nominee for director, to serve for a one-year term expiring at the annual meeting in 2023, received the following vote:

	Number of Votes
	For	Withheld	Broker Non-Votes
Carrie J. Hightman	40,618,824	293,664	5,242,232
Brenda D. Newberry	38,956,819	1,955,669	5,242,232
Suzanne Sitherwood	40,007,229	905,259	5,242,232
Mary Ann Van Lokeren	39,499,011	1,413,477	5,242,232

Proposal 2 – Advisory Vote on Executive Compensation

Advisory vote to approve the compensation of the Company’s named executive officers received the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
39,495,515	1,282,721	134,252	5,242,232

Proposal 3 – Ratification of the Selection of Independent Registered Public Accounting Firm

The ratification of Deloitte & Touche LLP to serve as independent registered public accountants for fiscal year 2022 received the following vote:

Number of Votes
For	Against	Abstain
45,271,318	807,347	76,055

Item 6. Exhibits

Exhibit No.	Description
4.1*

Thirty-Sixth Supplemental Indenture, dated as of December 7, 2021, between Spire Missouri and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K on December 7, 2021.

4.2*	Form of First Mortgage Bond, Floating Rate Series due 2024; included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 7, 2021.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended December 31, 2021, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

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

Spire Inc.

Date:	February 2, 2022	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	February 2, 2022	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	February 2, 2022	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)