Form 10-Q
period 2022-03-31
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2022-05-06
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of May 1, 2022, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	52,121,977
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	24,929
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except per share amounts)	2022	2021	2022	2021
Operating Revenues	$880.9	$1,104.9	$1,436.3	$1,617.5
Operating Expenses:
Natural gas	392.0	619.1	641.2	800.3
Operation and maintenance	113.2	119.0	229.6	230.6
Depreciation and amortization	58.9	51.5	115.8	102.3
Taxes, other than income taxes	71.6	57.9	109.2	94.0
Total Operating Expenses	635.7	847.5	1,095.8	1,227.2
Operating Income	245.2	257.4	340.5	390.3
Interest Expense, Net	27.5	25.8	56.1	51.5
Other (Expense) Income, Net	(3.4)	1.8	4.0	6.1
Income Before Income Taxes	214.3	233.4	288.4	344.9
Income Tax Expense	40.7	46.0	59.1	68.6
Net Income	173.6	187.4	229.3	276.3
Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.2	0.3	0.3	0.4
Net Income Available to Common Shareholders	$169.7	$183.4	$221.6	$268.5

Weighted Average Number of Common Shares Outstanding:
Basic	51.8	51.6	51.7	51.6
Diluted	51.9	51.7	51.8	51.7
Basic Earnings Per Common Share	$3.27	$3.56	$4.28	$5.21
Diluted Earnings Per Common Share	$3.27	$3.55	$4.28	$5.20

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2022	2021	2022	2021
Net Income	$173.6	$187.4	$229.3	$276.3
Other Comprehensive Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain arising during the period	18.7	43.5	13.9	60.7
Amounts reclassified into net income	(0.4)	(0.4)	(0.7)	(0.7)
Net gain on cash flow hedging derivative instruments	18.3	43.1	13.2	60.0
Net gain on defined benefit pension and other postretirement plans	0.1	0.2	0.2	0.2
Net unrealized loss on available for sale securities	(0.1)	(0.1)	(0.2)	(0.1)
Other Comprehensive Income, Before Tax	18.3	43.2	13.2	60.1
Income Tax Expense Related to Items of Other Comprehensive Income	4.3	9.8	3.1	13.6
Other Comprehensive Income, Net of Tax	14.0	33.4	10.1	46.5
Comprehensive Income	$187.6	$220.8	$239.4	$322.8

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2022	2021	2021
ASSETS
Utility Plant	$7,443.7	$7,225.0	$6,974.3
Less: Accumulated depreciation and amortization	2,241.9	2,169.3	2,145.1
Net Utility Plant	5,201.8	5,055.7	4,829.2
Non-utility Property (net of accumulated depreciation and amortization of $41.3, $32.1 and $25.4 at March 31, 2022, September 30, 2021, and March 31, 2021, respectively)	475.8	471.1	457.0
Other Investments	89.0	83.1	76.4
Total Other Property and Investments	564.8	554.2	533.4
Current Assets:
Cash and cash equivalents	8.3	4.3	104.0
Accounts receivable:
Utility	389.2	338.4	447.7
Other	245.4	288.2	182.3
Allowance for credit losses	(35.1)	(30.3)	(34.4)
Delayed customer billings	54.7	9.2	20.7
Inventories:
Natural gas	125.0	267.7	143.0
Propane gas	8.6	8.7	8.7
Materials and supplies	34.7	28.6	28.3
Regulatory assets	164.0	306.5	60.4
Prepayments	26.6	29.0	29.4
Other	67.9	66.2	49.9
Total Current Assets	1,089.3	1,316.5	1,040.0
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,106.8	993.5	1,133.6
Other	267.0	264.9	229.0
Total Deferred Charges and Other Assets	2,545.4	2,430.0	2,534.2
Total Assets	$9,401.3	$9,356.4	$8,936.8

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2022	2021	2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at March 31, 2022, September 30, 2021, and March 31, 2021)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 52.1 million shares issued and outstanding at March 31, 2022, 51.7 million shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively)	52.1	51.7	51.7
Paid-in capital	1,541.1	1,517.9	1,512.2
Retained earnings	992.3	843.0	920.1
Accumulated other comprehensive income	13.7	3.6	5.3
Total Shareholders' Equity	2,841.2	2,658.2	2,731.3
Temporary equity	11.8	9.8	8.2
Long-term debt (less current portion)	3,207.3	2,939.1	2,692.5
Total Capitalization	6,060.3	5,607.1	5,432.0
Current Liabilities:
Current portion of long-term debt	31.2	55.8	110.8
Notes payable	607.1	672.0	653.5
Accounts payable	367.5	409.9	352.1
Advance customer billings	6.3	32.1	11.4
Wages and compensation accrued	39.3	59.5	43.5
Customer deposits	29.4	28.9	29.9
Taxes accrued	67.4	78.8	60.0
Regulatory liabilities	3.2	34.6	56.3
Other	244.4	236.7	190.0
Total Current Liabilities	1,395.8	1,608.3	1,507.5
Deferred Credits and Other Liabilities:
Deferred income taxes	666.5	612.3	602.8
Pension and postretirement benefit costs	199.2	235.9	274.4
Asset retirement obligations	530.1	519.6	551.0
Regulatory liabilities	400.4	620.9	423.5
Other	149.0	152.3	145.6
Total Deferred Credits and Other Liabilities	1,945.2	2,141.0	1,997.3
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$9,401.3	$9,356.4	$8,936.8

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2022:
Balance at December 31, 2021	51,742,481	$51.7	$242.0	$1,516.9	$859.5	$(0.3)	$2,669.8
Net income	—	—	—	—	173.6	—	173.6
Common stock issued	354,000	0.3	—	22.8	—	—	23.1
Dividend reinvestment plan	7,036	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.1	—	—	1.1
Stock issued under stock-based compensation plans	13,452	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(302)	—	—	—	—	—	—
Temporary equity adjustment to redemption value	—	—	—	—	(1.3)	—	(1.3)
Dividends declared:
Common stock ($0.685 per share)	—	—	—	—	(35.8)	—	(35.8)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	14.0	14.0
Balance at March 31, 2022	52,116,667	$52.1	$242.0	$1,541.1	$992.3	$13.7	$2,841.2

Six Months Ended March 31, 2022:
Balance at September 30, 2021	51,684,883	$51.7	$242.0	$1,517.9	$843.0	$3.6	$2,658.2
Net income	—	—	—	—	229.3	—	229.3
Common stock issued	354,000	0.3	—	22.8	—	—	23.1
Dividend reinvestment plan	13,269	—	—	0.8	—	—	0.8
Stock-based compensation costs	—	—	—	1.4	—	—	1.4
Stock issued under stock-based compensation plans	91,428	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(26,913)	—	—	(1.7)	—	—	(1.7)
Temporary equity adjustment to redemption value	—	—	—	—	(1.2)	—	(1.2)
Dividends declared:
Common stock ($1.37 per share)	—	—	—	—	(71.4)	—	(71.4)
Preferred stock ($0.7375 per depositary share)	—	—	—	—	(7.4)	—	(7.4)
Other comprehensive income, net of tax	—	—	—	—	—	10.1	10.1
Balance at March 31, 2022	52,116,667	$52.1	$242.0	$1,541.1	$992.3	$13.7	$2,841.2

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2021:
Balance at December 31, 2020	51,659,473	$51.7	$242.0	$1,550.0	$771.2	$(28.1)	$2,586.8
Net Income	—	—	—	—	187.4	—	187.4
Dividend reinvestment plan	5,847	—	—	0.3	—	—	0.3
Stock-based compensation costs	—	—	—	2.0	—	—	2.0
Stock issued under stock-based compensation plans	9,249	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(313)	—	—	—	—	—	—
Equity units issued	—	—	—	(40.1)	—	—	(40.1)
Temporary equity adjustment to redemption value	—	—	—	—	(1.2)	—	(1.2)
Dividends declared:
Common stock ($0.65 per share)	—	—	—	—	(33.6)	—	(33.6)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	33.4	33.4
Balance at March 31, 2021	51,674,256	$51.7	$242.0	$1,512.2	$920.1	$5.3	$2,731.3

Six Months Ended March 31, 2021:
Balance at September 30, 2020	51,611,789	$51.6	$242.0	$1,549.2	$720.7	$(41.2)	$2,522.3
Net income	—	—	—	—	276.3	—	276.3
Dividend reinvestment plan	12,545	—	—	0.7	—	—	0.7
Stock-based compensation costs	—	—	—	3.4	—	—	3.4
Stock issued under stock-based compensation plans	64,410	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(14,488)	—	—	(0.9)	—	—	(0.9)
Equity units issued	—	—	—	(40.1)	—	—	(40.1)
Temporary equity adjustment to redemption value	—	—	—	—	(2.1)	—	(2.1)
Dividends declared:
Common stock ($1.30 per share)	—	—	—	—	(67.4)	—	(67.4)
Preferred stock ($0.7375 per depository share)	—	—	—	—	(7.4)	—	(7.4)
Other comprehensive income, net of tax	—	—	—	—	—	46.5	46.5
Balance at March 31, 2021	51,674,256	$51.7	$242.0	$1,512.2	$920.1	$5.3	$2,731.3

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2022	2021
Operating Activities:
Net Income	$229.3	$276.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	115.8	102.3
Deferred income taxes and investment tax credits	59.1	68.5
Changes in assets and liabilities:
Accounts receivable	(3.4)	(342.3)
Inventories	136.9	14.0
Regulatory assets and liabilities	(230.5)	(6.7)
Accounts payable	(21.1)	141.3
Delayed/advance customer billings, net	(71.4)	(44.6)
Taxes accrued	(11.2)	(11.1)
Other assets and liabilities	(51.4)	(44.3)
Other	3.0	5.8
Net cash provided by operating activities	155.1	159.2
Investing Activities:
Capital expenditures	(275.9)	(303.5)
Other	2.7	(0.8)
Net cash used in investing activities	(273.2)	(304.3)
Financing Activities:
Issuance of long-term debt	300.0	325.0
Repayment of long-term debt	(55.8)	(5.4)
(Repayment) issuance of short-term debt, net	(64.9)	5.5
Issuance of common stock	24.0	0.7
Dividends paid on common stock	(70.1)	(65.9)
Dividends paid on preferred stock	(7.4)	(7.4)
Other	(3.8)	(7.5)
Net cash provided by financing activities	122.0	245.0
Net Increase in Cash, Cash Equivalents, and Restricted Cash	3.9	99.9
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	11.3	4.1
Cash, Cash Equivalents, and Restricted Cash at End of Period	$15.2	$104.0

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(56.5)	$(48.5)
Income taxes	(0.2)	(1.1)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2022	2021	2022	2021
Operating Revenues	$571.2	$790.9	$919.1	$1,146.4
Operating Expenses:
Natural gas	287.8	537.4	444.1	699.0
Operation and maintenance	64.3	62.8	130.6	125.7
Depreciation and amortization	35.9	31.0	70.1	61.4
Taxes, other than income taxes	53.0	38.9	78.7	64.0
Total Operating Expenses	441.0	670.1	723.5	950.1
Operating Income	130.2	120.8	195.6	196.3
Interest Expense, Net	14.2	11.7	28.7	23.4
Other (Expense) Income, Net	(2.4)	0.8	3.5	3.5
Income Before Income Taxes	113.6	109.9	170.4	176.4
Income Tax Expense	15.4	16.8	26.9	26.7
Net Income	98.2	93.1	143.5	149.7
Other Comprehensive Income, Net of Tax	0.1	0.1	0.2	0.2
Comprehensive Income	$98.3	$93.2	$143.7	$149.9

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2022	2021	2021
ASSETS
Utility Plant	$4,416.9	$4,266.6	$4,089.1
Less: Accumulated depreciation and amortization	949.2	905.1	869.9
Net Utility Plant	3,467.7	3,361.5	3,219.2
Other Property and Investments	66.9	60.2	59.4
Current Assets:
Accounts receivable:
Utility	288.6	279.0	363.9
Associated companies	3.6	4.7	2.8
Other	35.3	57.5	22.2
Allowance for credit losses	(27.0)	(22.6)	(26.6)
Delayed customer billings	53.5	2.4	18.4
Inventories:
Natural gas	80.9	176.7	115.6
Propane gas	8.6	8.7	8.7
Materials and supplies	18.6	15.0	15.8
Regulatory assets	112.7	276.3	37.5
Prepayments	16.0	19.7	18.9
Other	—	0.1	—
Total Current Assets	590.8	817.5	577.2
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	572.7	483.1	604.3
Other	126.4	125.6	99.0
Total Deferred Charges and Other Assets	909.3	818.9	913.5
Total Assets	$5,034.7	$5,058.1	$4,769.3

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2022	2021	2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 24,929, 24,577 and 24,577 shares issued and outstanding at March 31, 2022, September 30, 2021 and March 31, 2021, respectively)	$788.4	$765.1	$765.1
Retained earnings	960.5	817.0	822.6
Accumulated other comprehensive loss	(4.0)	(4.2)	(2.7)
Total Shareholder's Equity	1,744.9	1,577.9	1,585.0
Long-term debt	1,637.1	1,338.4	1,092.4
Total Capitalization	3,382.0	2,916.3	2,677.4
Current Liabilities:
Notes payable	—	250.0	250.0
Notes payable – associated companies	277.2	240.9	369.4
Accounts payable	96.9	89.7	87.5
Accounts payable – associated companies	6.9	10.2	7.7
Advance customer billings	—	19.7	2.1
Wages and compensation accrued	27.1	40.3	28.0
Customer deposits	7.7	8.0	8.2
Taxes accrued	37.4	41.2	29.4
Regulatory liabilities	—	17.1	37.6
Other	49.4	47.4	43.4
Total Current Liabilities	502.6	764.5	863.3
Deferred Credits and Other Liabilities:
Deferred income taxes	498.9	480.0	470.9
Pension and postretirement benefit costs	132.9	159.5	193.7
Asset retirement obligations	146.3	143.4	156.5
Regulatory liabilities	313.7	538.8	353.5
Other	58.3	55.6	54.0
Total Deferred Credits and Other Liabilities	1,150.1	1,377.3	1,228.6
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$5,034.7	$5,058.1	$4,769.3

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2022:
Balance at December 31, 2021	24,577	$0.1	$765.0	$862.3	$(4.1)	$1,623.3
Net income	—	—	—	98.2	—	98.2
Common stock issued to Spire Inc.	352	—	23.3	—	—	23.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at March 31, 2022	24,929	$0.1	$788.3	$960.5	$(4.0)	$1,744.9

Six Months Ended March 31, 2022:
Balance at September 30, 2021	24,577	$0.1	$765.0	$817.0	$(4.2)	$1,577.9
Net income	—	—	—	143.5	—	143.5
Common stock issued to Spire Inc.	352	—	23.3	—	—	23.3
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at March 31, 2022	24,929	$0.1	$788.3	$960.5	$(4.0)	$1,744.9

Three Months Ended March 31, 2021:
Balance at December 31, 2020	24,577	$0.1	$765.0	$729.5	$(2.8)	$1,491.8
Net income	—	—	—	93.1	—	93.1
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at March 31, 2021	24,577	$0.1	$765.0	$822.6	$(2.7)	$1,585.0

Six Months Ended March 31, 2021:
Balance at September 30, 2020	24,577	$0.1	$765.0	$672.9	$(2.9)	$1,435.1
Net income	—	—	—	149.7	—	149.7
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at March 31, 2021	24,577	$0.1	$765.0	$822.6	$(2.7)	$1,585.0

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2022	2021
Operating Activities:
Net Income	$143.5	$149.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	70.1	61.4
Deferred income taxes and investment tax credits	26.9	26.7
Changes in assets and liabilities:
Accounts receivable	18.2	(251.1)
Inventories	92.4	(18.7)
Regulatory assets and liabilities	(181.3)	(28.7)
Accounts payable	12.9	32.3
Delayed/advance customer billings, net	(70.8)	(46.5)
Taxes accrued	(3.8)	(9.7)
Other assets and liabilities	(41.7)	(50.3)
Other	0.7	0.3
Net cash provided by (used in) operating activities	67.1	(134.6)
Investing Activities:
Capital expenditures	(176.0)	(184.1)
Other	1.4	0.5
Net cash used in investing activities	(174.6)	(183.6)
Financing Activities:
Issuance of long-term debt	300.0	—
(Repayments) issuance of short-term debt, net	(250.0)	250.0
Borrowings from Spire, net	36.2	68.2
Issuance of common stock	23.3	—
Other	(2.0)	—
Net cash provided by financing activities	107.5	318.2
Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(28.3)	$(22.9)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2022	2021	2022	2021
Operating Revenues	$204.1	$222.6	$330.7	$336.2
Operating Expenses:
Natural gas	52.1	69.8	97.6	104.9
Operation and maintenance	32.9	33.7	67.4	66.5
Depreciation and amortization	16.7	15.2	33.2	30.2
Taxes, other than income taxes	14.5	14.7	23.5	22.9
Total Operating Expenses	116.2	133.4	221.7	224.5
Operating Income	87.9	89.2	109.0	111.7
Interest Expense, Net	4.7	5.3	9.8	10.0
Other Income, Net	0.1	0.7	0.5	1.4
Income Before Income Taxes	83.3	84.6	99.7	103.1
Income Tax Expense	20.9	21.3	25.1	26.1
Net Income	$62.4	$63.3	$74.6	$77.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2022	2021	2021
ASSETS
Utility Plant	$2,643.9	$2,586.5	$2,523.4
Less: Accumulated depreciation and amortization	1,154.0	1,124.8	1,136.5
Net Utility Plant	1,489.9	1,461.7	1,386.9
Current Assets:
Cash and cash equivalents	0.2	—	18.2
Accounts receivable:
Utility	86.0	49.8	66.4
Associated companies	0.7	0.6	0.5
Other	5.6	6.4	5.7
Allowance for credit losses	(7.1)	(6.6)	(6.5)
Delayed customer billings	1.2	6.7	2.3
Notes receivable – associated companies	—	—	20.0
Inventories:
Natural gas	32.0	35.5	14.8
Materials and supplies	13.1	10.8	10.0
Regulatory assets	41.0	18.8	11.8
Prepayments	3.6	5.4	4.7
Other	—	—	0.1
Total Current Assets	176.3	127.4	148.0
Deferred Charges and Other Assets:
Regulatory assets	506.7	483.3	501.2
Deferred income taxes	9.1	34.2	33.2
Other	63.6	63.9	53.5
Total Deferred Charges and Other Assets	579.4	581.4	587.9
Total Assets	$2,245.6	$2,170.5	$2,122.8

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2022	2021	2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$322.9	$328.9	$328.9
Retained earnings	611.2	552.6	566.8
Total Shareholder's Equity	934.1	881.5	895.7
Long-term debt (less current portion)	571.4	571.2	571.1
Total Capitalization	1,505.5	1,452.7	1,466.8
Current Liabilities:
Current portion of long-term debt	—	50.0	50.0
Notes payable – associated companies	156.6	49.0	—
Accounts payable	50.8	52.3	37.4
Accounts payable – associated companies	6.2	6.0	8.0
Advance customer billings	5.2	11.2	5.4
Wages and compensation accrued	5.6	9.3	6.4
Customer deposits	19.0	18.4	19.0
Taxes accrued	24.3	30.4	25.1
Regulatory liabilities	—	13.4	14.2
Other	12.3	17.3	14.8
Total Current Liabilities	280.0	257.3	180.3
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	59.1	66.7	68.2
Asset retirement obligations	370.0	362.8	381.7
Regulatory liabilities	24.7	23.4	18.0
Other	6.3	7.6	7.8
Total Deferred Credits and Other Liabilities	460.1	460.5	475.7
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$2,245.6	$2,170.5	$2,122.8

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended March 31, 2022:
Balance at December 31, 2021	1,972,052	$—	$322.9	$556.8	$879.7
Net income	—	—	—	62.4	62.4
Dividends declared	—	—	—	(8.0)	(8.0)
Balance at March 31, 2022	1,972,052	$—	$322.9	$611.2	$934.1

Six Months Ended March 31, 2022:
Balance at September 30, 2021	1,972,052	$—	$328.9	$552.6	$881.5
Net income	—	—	—	74.6	74.6
Return of capital to Spire	—	—	(6.0)	—	(6.0)
Dividends declared	—	—	—	(16.0)	(16.0)
Balance at March 31, 2022	1,972,052	$—	$322.9	$611.2	$934.1

Three Months Ended March 31, 2021:
Balance at December 31, 2020	1,972,052	$—	$339.9	$509.0	$848.9
Net income	—	—	—	63.3	63.3
Return of capital to Spire	—	—	(11.0)	—	(11.0)
Dividends declared	—	—	—	(5.5)	(5.5)
Balance at March 31, 2021	1,972,052	$—	$328.9	$566.8	$895.7

Six Months Ended March 31, 2021:
Balance at September 30, 2020	1,972,052	$—	$350.9	$500.8	$851.7
Net income	—	—	—	77.0	77.0
Return of capital to Spire	—	—	(22.0)	—	(22.0)
Dividends declared	—	—	—	(11.0)	(11.0)
Balance at March 31, 2021	1,972,052	$—	$328.9	$566.8	$895.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2022	2021
Operating Activities:
Net Income	$74.6	$77.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.2	30.2
Deferred income taxes and investment tax credits	25.1	26.1
Changes in assets and liabilities:
Accounts receivable	(34.9)	(33.7)
Inventories	1.3	6.2
Regulatory assets and liabilities	(50.7)	14.6
Accounts payable	7.4	9.9
Delayed/advance customer billings	(0.6)	(0.9)
Taxes accrued	(6.1)	(2.9)
Other assets and liabilities	(14.2)	(4.6)
Other	(0.1)	0.1
Net cash provided by operating activities	35.0	122.0
Investing Activities:
Capital expenditures	(71.0)	(78.9)
Lending to Spire, net of repayments	—	(20.0)
Other	0.6	0.3
Net cash used in investing activities	(70.4)	(98.6)
Financing Activities:
Issuance of long-term debt	—	150.0
Repayment of long-term debt	(50.0)	—
Borrowings from (repayments to) Spire, net	107.6	(121.3)
Return of capital to Spire	(6.0)	(22.0)
Dividends paid	(16.0)	(11.0)
Other	—	(0.9)
Net cash provided by (used in) financing activities	35.6	(5.2)
Net Increase in Cash and Cash Equivalents	0.2	18.2
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$0.2	$18.2

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(10.1)	$(8.4)
Income taxes	—	—

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

TRANSACTIONS WITH AFFILIATES – Transactions between affiliates of the Company have been eliminated from the consolidated financial statements of Spire. As reflected in their separate financial statements, Spire Missouri and Spire Alabama borrowed funds from the Company and incurred related interest and in 2021, Spire Alabama lent excess funds to the Company and earned related interest. Spire Missouri and Spire Alabama also participated in normal intercompany shared services transactions. Spire Missouri’s and Spire Alabama’s other transactions with affiliates are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Spire Missouri
Purchases of natural gas from Spire Marketing Inc.	$17.9	$57.6	$36.1	$68.3
Transportation services received from Spire STL Pipeline LLC	7.8	7.9	15.9	16.0
Sales of natural gas to Spire Marketing Inc.	—	—	—	1.1
Transportation services received from Spire NGL Inc.	—	0.2	—	0.5
Spire Alabama
Purchases of natural gas from Spire Marketing Inc.	$—	$5.8	$—	$10.6
Sales of natural gas to Spire Marketing Inc.	—	0.1	—	0.1

RESTRICTED CASH – In Spire’s statement of cash flows for the period ended March 31, 2022, total Cash, Cash Equivalents, and Restricted Cash included $6.9 and $7.0 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of March 31, 2022 and September 30, 2021, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in a trust account based on collateral requirements for reinsurance at Spire’s risk management company.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	March 31,	September 30,	March 31,
	2022	2021	2021
Spire	$38.8	$59.5	$36.1
Spire Missouri	28.7	37.1	21.8
Spire Alabama	5.0	13.6	4.7

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Accounts receivable are written off when they are deemed to be uncollectible. An allowance for expected credit losses is estimated and updated based on relevant data and trends such as accounts receivable aging, historical write-off experience, current write-off trends, economic conditions, and the impact of weather and availability of customer payment assistance on collection trends. For the Utilities, net write-offs as a percentage of revenue has historically been the best predictor of base net write-off experience over time. Management judgment is applied in the development of the allowance due to the complexity of variables and subjective nature of certain relevant factors. For March 31, 2021, the estimates for expected credit losses were increased as a result of considerations related to the outbreak of the novel coronavirus (COVID-19), including trends from previous economic downturns, the effects of moratoriums on gas service cutoffs, and the effects of slower-than-normal disconnection activity in general, offset by the amount subject to specific recovery under Missouri’s deferral order (see Note 4, Regulatory Matters). The accounts receivable of Spire’s non-utility businesses are evaluated separately from those of the Utilities. The allowance for credit losses for those other businesses is based on a continuous evaluation of the individual counterparty risk and is not significant for the periods presented. Activity in the allowance for credit losses is shown in the following table.

	Spire		Spire Missouri		Spire Alabama
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021
Allowance at beginning of period	$31.4	$28.9	$23.8	$21.4	$6.7	$6.2
Provision for expected credit losses	5.2	6.6	4.7	5.7	0.5	0.6
Write-offs, net of recoveries	(1.5)	(1.1)	(1.5)	(0.5)	(0.1)	(0.3)
Allowance at end of period	$35.1	$34.4	$27.0	$26.6	$7.1	$6.5

Six Months Ended March 31,	2022	2021	2022	2021	2022	2021
Allowance at beginning of period	$30.3	$24.9	$22.6	$18.1	$6.6	$5.5
Provision for expected credit losses	6.7	10.7	6.8	9.0	—	1.3
Write-offs, net of recoveries	(1.9)	(1.2)	(2.4)	(0.5)	0.5	(0.3)
Allowance at end of period	$35.1	$34.4	$27.0	$26.6	$7.1	$6.5

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Spire
Gas Utility:
Residential	$687.3	$537.6	$1,029.3	$887.5
Commercial and industrial	85.6	369.2	189.4	472.2
Transportation	33.5	34.2	64.7	66.4
Off-system and other incentive	12.0	130.6	16.8	139.9
Other customer revenue	6.5	(11.9)	10.1	(9.7)
Total revenue from contracts with customers	824.9	1,059.7	1,310.3	1,556.3
Changes in accrued revenue under alternative revenue programs	(7.5)	(6.6)	10.6	(5.0)
Total Gas Utility operating revenues	817.4	1,053.1	1,320.9	1,551.3
Gas Marketing	59.4	33.4	107.3	58.2
Other	18.1	15.6	34.7	32.3
Total before eliminations	894.9	1,102.1	1,462.9	1,641.8
Intersegment eliminations (see Note 9, Information by Operating Segment)	(14.0)	2.8	(26.6)	(24.3)
Total Operating Revenues	$880.9	$1,104.9	$1,436.3	$1,617.5

Spire Missouri
Residential	$529.1	$365.4	$776.2	$628.4
Commercial and industrial	19.9	304.0	88.1	373.9
Transportation	10.1	9.9	19.3	18.9
Off-system and other incentive	11.3	128.5	15.8	135.9
Other customer revenue	3.6	(17.5)	5.9	(14.6)
Total revenue from contracts with customers	574.0	790.3	905.3	1,142.5
Changes in accrued revenue under alternative revenue programs	(2.8)	0.6	13.8	3.9
Total Operating Revenues	$571.2	$790.9	$919.1	$1,146.4

Spire Alabama
Residential	$129.9	$144.8	$210.0	$214.0
Commercial and industrial	51.6	53.2	77.6	77.5
Transportation	20.7	21.7	40.1	42.2
Off-system and other incentive	0.6	1.9	1.0	3.9
Other customer revenue	1.9	3.9	2.7	2.0
Total revenue from contracts with customers	204.7	225.5	331.4	339.6
Changes in accrued revenue under alternative revenue programs	(0.6)	(2.9)	(0.7)	(3.4)
Total Operating Revenues	$204.1	$222.6	$330.7	$336.2

As discussed in Note 4, Regulatory Matters, Spire Missouri (1) reduced “Commercial and industrial” revenue by approximately $150 for the three and six months ended March 31, 2022, to reflect a 2022 settlement in principle regarding February 2021 Operational Flow Order charges and (2) recorded a $25.0 revenue adjustment related to “Off-system and other incentive” sales during February 2021, resulting in negative “Other customer revenue” for the three and six months ended March 31, 2021.

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Spire	$51.9	$42.2	$73.8	$63.9
Spire Missouri	39.0	28.6	53.9	43.8
Spire Alabama	11.3	11.8	17.0	17.1

3. EARNINGS PER COMMON SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Basic Earnings Per Common Share:
Net Income	$173.6	$187.4	$229.3	$276.3
Less: Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.2	0.3	0.3	0.4
Income Available to Common Shareholders	$169.7	$183.4	$221.6	$268.5
Weighted Average Common Shares Outstanding (in millions)	51.8	51.6	51.7	51.6
Basic Earnings Per Common Share	$3.27	$3.56	$4.28	$5.21

Diluted Earnings Per Common Share:
Net Income	$173.6	$187.4	$229.3	$276.3
Less: Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.2	0.3	0.3	0.4
Income Available to Common Shareholders	$169.7	$183.4	$221.6	$268.5
Weighted Average Common Shares Outstanding (in millions)	51.8	51.6	51.7	51.6
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.1	0.1	0.1	0.1
Weighted Average Diluted Common Shares (in millions)	51.9	51.7	51.8	51.7
Diluted Earnings Per Common Share	$3.27	$3.55	$4.28	$5.20

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.2	0.1	0.2	0.1

4. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of March 31, 2022, September 30, 2021, and March 31, 2021.

	March 31,	September 30,	March 31,
Spire	2022	2021	2021
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$—	$31.1	$30.9
Unamortized purchased gas adjustments	146.6	243.5	0.1
Other	17.4	31.9	29.4
Total Current Regulatory Assets	164.0	306.5	60.4
Noncurrent:
Pension and postretirement benefit costs	314.8	313.8	418.3
Cost of removal	456.3	431.9	430.7
Future income taxes due from customers	138.0	132.9	127.4
Energy efficiency	53.1	47.6	43.2
Unamortized purchased gas adjustments	35.2	—	51.5
Other	109.4	67.3	62.5
Total Noncurrent Regulatory Assets	1,106.8	993.5	1,133.6
Total Regulatory Assets	$1,270.8	$1,300.0	$1,194.0
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$—	$5.8	$5.8
Unamortized purchased gas adjustments	—	11.0	28.9
Other	3.2	17.8	21.6
Total Current Regulatory Liabilities	3.2	34.6	56.3
Noncurrent:
Deferred taxes due to customers	152.1	127.5	133.2
Pension and postretirement benefit costs	179.4	159.3	170.2
Accrued cost of removal	38.3	36.2	28.7
Unamortized purchased gas adjustments	17.1	284.3	49.7
Other	13.5	13.6	41.7
Total Noncurrent Regulatory Liabilities	400.4	620.9	423.5
Total Regulatory Liabilities	$403.6	$655.5	$479.8

	March 31,	September 30,	March 31,
Spire Missouri	2022	2021	2021
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$—	$21.9	$21.9
Unamortized purchased gas adjustments	112.5	242.8	—
Other	0.2	11.6	15.6
Total Current Regulatory Assets	112.7	276.3	37.5
Noncurrent:
Future income taxes due from customers	129.3	124.2	118.6
Pension and postretirement benefit costs	227.5	226.0	324.6
Energy efficiency	53.1	47.6	43.2
Unamortized purchased gas adjustments	35.2	—	51.5
Cost of removal	34.9	34.9	21.3
Other	92.7	50.4	45.1
Total Noncurrent Regulatory Assets	572.7	483.1	604.3
Total Regulatory Assets	$685.4	$759.4	$641.8
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$—	$3.6	$3.6
Unamortized purchased gas adjustments	—	—	17.0
Other	—	13.5	17.0
Total Current Regulatory Liabilities	—	17.1	37.6
Noncurrent:
Deferred taxes due to customers	134.7	110.2	115.8
Pension and postretirement benefit costs	148.3	131.4	151.9
Accrued cost of removal	5.7	4.9	—
Unamortized purchased gas adjustments	17.1	284.3	49.7
Other	7.9	8.0	36.1
Total Noncurrent Regulatory Liabilities	313.7	538.8	353.5
Total Regulatory Liabilities	$313.7	$555.9	$391.1

	March 31,	September 30,	March 31,
Spire Alabama	2022	2021	2021
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$—	$8.2	$8.0
Unamortized purchased gas adjustments	31.0	—	—
Other	10.0	10.6	3.8
Total Current Regulatory Assets	41.0	18.8	11.8
Noncurrent:
Future income taxes due from customers	2.2	2.2	2.2
Pension and postretirement benefit costs	82.0	82.9	88.5
Cost of removal	421.4	397.0	409.4
Other	1.1	1.2	1.1
Total Noncurrent Regulatory Assets	506.7	483.3	501.2
Total Regulatory Assets	$547.7	$502.1	$513.0
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$—	$2.2	$2.2
Unamortized purchased gas adjustments	—	10.2	10.6
Other	—	1.0	1.4
Total Current Regulatory Liabilities	—	13.4	14.2
Noncurrent:
Pension and postretirement benefit costs	21.1	19.8	14.3
Other	3.6	3.6	3.7
Total Noncurrent Regulatory Liabilities	24.7	23.4	18.0
Total Regulatory Liabilities	$24.7	$36.8	$32.2

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	March 31,	September 30,	March 31,
	2022	2021	2021
Spire
Pension and postretirement benefit costs	$152.0	$165.7	$226.3
Future income taxes due from customers	135.7	130.7	125.1
Unamortized purchased gas adjustments	147.7	242.8	—
Other	120.2	86.0	122.9
Total Regulatory Assets Not Earning a Return	$555.6	$625.2	$474.3

Spire Missouri
Pension and postretirement benefit costs	$152.0	$165.7	$226.3
Future income taxes due from customers	129.3	124.2	118.6
Unamortized purchased gas adjustments	147.7	242.8	—
Other	120.2	86.0	122.9
Total Regulatory Assets Not Earning a Return	$549.2	$618.7	$467.8

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

Spire Missouri

The MoPSC approved compliance tariffs with an effective date of December 23, 2021, in Spire Missouri’s general rate case GR-2021-0108. These new tariffs were designed to increase Spire Missouri’s aggregate annual gross base rate revenues by $72.2, which includes $24.9 incremental and $47.3 already being collected through the Infrastructure System Replacement Surcharge (ISRS). The decision, as reflected in the amended report and order dated November 12, 2021, revised the MoPSC’s long-standing position regarding Spire Missouri’s compliance with the FERC Uniform System of Accounts (USOA) on the capitalization of prudently incurred non-operational overheads. The amended report and order required Spire Missouri to cease capitalization of these overhead costs at the time new rates went into effect until a MoPSC staff audit of their revised interpretation of compliance with the USOA framework could be completed. MoPSC staff completed this audit and filed its audit report on March 18, 2022. The report recommends changes to Spire Missouri’s overhead capitalization rates based upon its new time study and the results of the audit. On April 13, 2022, the MoPSC issued an Order Authorizing Accounting Treatment clarifying that Spire Missouri may defer all non-operational overheads from December 23, 2021 forward into a regulatory asset for future review by the MoPSC in an appropriate proceeding. Based on Spire Missouri’s assessment of recoverability, the total amount deferred under this order was $17.5 through March 31, 2022, comprising:

•	$6.6 in accordance with new capitalization rates determined by the study and audit;
•	$5.9 of prudent costs which are in excess of the capitalization rates determined by the study and audit; and
•	$5.0 of prudent costs related to the ISRS settlement discussed below.

On April 1, 2022, Spire Missouri filed tariff sheets to initiate a new general rate case proceeding which is intended to address the deferred amounts, along with other matters, and is expected to be resolved in nine to eleven months. The proposed tariff changes include revised rate schedules designed to produce an annual net increase in Spire Missouri’s gas revenues of approximately $151.9. The MoPSC has not yet set a procedural schedule for this case.

In mid-February 2021, the central U.S. experienced a period of unusually severe cold weather (“Winter Storm Uri”), and Spire Missouri implemented an Operational Flow Order (OFO) to preserve the integrity of its distribution system. During this time, Spire Missouri was required to purchase additional natural gas supply, both to ensure adequate supply for its firm utility customers, and to cover the shortfall created when third-party marketers failed to deliver natural gas supply to its city gates on behalf of their customers. In accordance with its tariffs, Spire Missouri invoiced the cost of gas and associated penalties totaling $195.8 to non-compliant marketers pursuant to the MoPSC-approved OFO tariff and recorded accounts receivable. Recoveries collected, including $3.2 collected to date, will be an offset to cost of natural gas for firm utility customers through the Purchased Gas Adjustment (PGA) and Actual Cost Adjustment (ACA), so are net income neutral to Spire Missouri. The three largest counterparties did not remit payment when due, so Spire Missouri filed suit against them in federal court to recover the invoiced amounts. Those suits remain pending. Some marketers have filed complaints with the MoPSC requesting review of the transactions between them and Spire Missouri. Through the first quarter of fiscal 2022, the Company had no reason to believe the MoPSC would not follow the tariff and had determined collection was probable, so the entire amount was recognized. In late February 2022, the parties to the OFO waiver suits agreed to a settlement in principle, pursuant to which marketers will reimburse Spire Missouri for the actual cost of its incremental gas purchases to serve marketers’ customers during Winter Storm Uri, so Spire Missouri reduced revenue, accounts receivable, cost of gas and regulatory liabilities by approximately $150 in the second quarter of fiscal 2022. The settlement requires MoPSC approval and is expected to be concluded in the third quarter of fiscal 2022. Once concluded, the settlement will also resolve Spire Missouri’s lawsuits against the marketers. The MoPSC has also opened a working case to investigate the effects of Winter Storm Uri on all Missouri utilities. Spire Missouri is not subject to any upstream OFO penalties on any interstate pipelines.

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

On December 22, 2021, Spire Missouri filed an application with the MoPSC for approval of $800.0 in new financing authority over three years. On February 23, 2022, the MoPSC issued an order approving this request, subject to certain standard conditions.

On December 23, 2021, Spire Missouri filed a new ISRS case, its first under the ISRS statute amendments of 2020, seeking accelerated recovery of $11.3 in annual revenue for eligible pipe replacement from June through December 2021. On April 21, 2022, the MoPSC approved a settlement among the parties to resolve the ISRS case, resulting in $8.5 in incremental annual revenue effective in May 2022.

Spire Alabama

On October 26, 2021, Spire Alabama made its annual Rate Stabilization and Equalization (RSE) rate filing with the APSC, presenting the utility’s budget for the fiscal year ending September 30, 2022, including net income and a calculation of allowed return on average common equity (ROE). Following a regulatory review, adjusted rates became effective January 1, 2022.

Spire Alabama filed GSA rate increases effective December 1, 2021, and April 1, 2022, primarily attributable to higher natural gas prices.

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.

In October 2021, Spire Gulf made its annual RSE rate filing with the APSC based on its budget for fiscal 2022 and an allowed ROE of 9.95%. New rates designed to provide increased annual revenues of $1.0 became effective January 3, 2022.

On August 23, 2021, Spire Mississippi filed its Rate Stabilization Adjustment Rider (RSA) for the rate year ended June 30, 2021, which reflected an increase to annual revenue totaling $1.1. The MSPSC, by its order dated January 18, 2022, approved a stipulation agreement between the Mississippi Public Utilities Staff and Spire Mississippi that provided for increased annual revenues of $0.8 through rates that became effective on February 1, 2022.

In August 2018, the FERC approved an order issuing a Certificate of Public Convenience and Necessity for the Spire STL Pipeline (“August 2018 Order”). In November 2018, the FERC issued a Notice to Proceed, and in November 2019, Spire STL Pipeline received FERC authorization to place the pipeline into service. Also, in November 2019, the FERC issued an Order on Rehearing of the August 2018 Order dismissing or denying the outstanding requests for rehearing filed by several parties, dismissing the request for stay filed by one party, and noting the withdrawal of the request for rehearing by another party. In January 2020, two of the rehearing parties filed petitions for review of the FERC’s orders with the U.S. Court of Appeals for the District of Columbia Circuit (“DC Circuit”). On June 22, 2021, that court issued an order vacating the Certificate of Public Convenience and Necessity and remanding the matter back to the FERC for further action. On September 14, 2021, and December 3, 2021, the FERC issued temporary certificates to allow the pipeline to continue operating indefinitely while it considers approval of a new permanent certificate. Certain parties in the temporary certificate proceeding sought rehearing of the FERC’s December 3, 2021 temporary certificate. The FERC denied rehearing by operation of law on February 3, 2022. On March 7, 2022, one group of the rehearing parties filed a petition for review of FERC’s December 3, 2021 temporary certificate order in the DC Circuit limited to whether the temporary certificates carry eminent domain authority. The DC Circuit proceeding remains pending. Meanwhile, on December 15, 2021, the FERC issued a notice of intent to prepare a supplemental environmental impact statement (EIS) with the final EIS not anticipated until October 7, 2022. Spire STL Pipeline will continue to pursue all legal and regulatory avenues to ensure access to reliable, affordable and safe delivery of energy for eastern Missouri. While there is no impairment at this time, if the pipeline is taken out of service, the Company’s financial condition and results of operations may be adversely impacted by impairment of Spire STL Pipeline’s assets, currently carried at over $270, and other effects. If Spire Missouri is unable to obtain sufficient pipeline capacity to meet its customers’ annual and seasonal natural gas demands, Spire Missouri’s financial condition and results of operations may be adversely impacted.

On October 9, 2020, Spire Storage West LLC (“Spire Storage”) filed with the FERC an Abbreviated Application for an Amendment of Certificate of Public Convenience and Necessity, Reaffirmation of Market-Based Rate Authority, and Related Authorizations pursuant to Section 7(c) of the Natural Gas Act. The FERC issued a final EIS for this project on March 15, 2022. The final EIS concluded that construction and operation of the project would not result in significant environmental impacts and that project greenhouse gas emissions fall even below the FERC’s presumptive significance threshold for climate change impacts. The application, which requests authorization to expand capacity and increase pipeline connectivity at certain of Spire Storage’s natural gas storage facilities in Wyoming, remains pending.

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

In March 2021, Spire Missouri entered into a loan agreement with several banks for a $250.0, 364-day unsecured term loan with an interest rate based on LIBOR plus 65 basis points. The loan was repaid in March 2022.

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of March 31, 2022, $496.6 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)	Spire Missouri		Spire Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Six Months Ended March 31, 2022
Highest borrowings outstanding	$746.8	$250.0	$412.0	$191.6	$996.8
Lowest borrowings outstanding	408.0	—	43.2	38.4	556.0
Weighted average borrowings	572.5	226.6	220.0	116.8	799.1
Weighted average interest rate	0.4%	0.8%	0.3%	0.4%	0.5%
As of March 31, 2022
Borrowings outstanding	$607.1	$—	$277.2	$156.6	$607.1
Weighted average interest rate	0.9%	n/a	0.9%	0.9%	0.9%
As of September 30, 2021
Borrowings outstanding	$422.0	$250.0	$240.9	$49.0	$672.0
Weighted average interest rate	0.2%	0.7%	0.2%	0.2%	0.4%
As of March 31, 2021
Borrowings outstanding	$403.5	$250.0	$369.4	$—	$653.5
Weighted average interest rate	0.2%	0.8%	0.2%	n/a	0.4%

Long-term

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of March 31, 2022, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Spire	$1.0	$1.1	$2.1	$2.0
Spire Missouri	0.1	0.1	0.1	0.1
Spire Alabama	0.8	0.7	1.6	1.3

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of March 31, 2022, September 30, 2021, and March 31, 2021.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of March 31, 2022
Cash and cash equivalents	$8.3	$8.3	$8.3	$—
Notes payable	607.1	607.1	—	607.1
Long-term debt, including current portion	3,238.5	3,299.1	—	3,299.1
As of September 30, 2021
Cash and cash equivalents	$4.3	$4.3	$4.3	$—
Notes payable	672.0	672.0	—	672.0
Long-term debt, including current portion	2,994.9	3,375.9	—	3,375.9
As of March 31, 2021
Cash and cash equivalents	$104.0	$104.0	$104.0	$—
Notes payable	653.5	653.5	—	653.5
Long-term debt, including current portion	2,803.3	3,090.9	—	3,090.9

Spire Missouri
As of March 31, 2022
Notes payable – associated companies	$277.2	$277.2	$—	$277.2
Long-term debt	1,637.1	1,691.9	—	1,691.9
As of September 30, 2021
Notes payable	$250.0	$250.0	$—	$250.0
Notes payable – associated companies	240.9	240.9	—	240.9
Long-term debt	1,338.4	1,540.4	—	1,540.4
As of March 31, 2021
Notes payable	$250.0	$250.0	$—	$250.0
Notes payable – associated companies	369.4	369.4	—	369.4
Long-term debt	1,092.4	1,254.2	—	1,254.2

Spire Alabama
As of March 31, 2022
Cash and cash equivalents	$0.2	$0.2	$0.2	$—
Notes payable – associated companies	156.6	156.6	—	156.6
Long-term debt, including current portion	571.4	588.0	—	588.0
As of September 30, 2021
Notes payable – associated companies	$49.0	$49.0	$—	$49.0
Long-term debt	621.2	707.5	—	707.5
As of March 31, 2021
Cash and cash equivalents	$18.2	$18.2	$18.2	$—
Notes receivable – associated companies	20.0	20.0	—	20.0
Long-term debt, including current portion	621.1	682.3	—	682.3

7. FAIR VALUE MEASUREMENTS

The information presented below categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of March 31, 2022, September 30, 2021, and March 31, 2021. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2022
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$23.0	$—	$—	$23.0
NYMEX/ICE natural gas contracts	58.9	—	(58.9)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	96.1	(88.4)	7.7
Natural gas commodity contracts	—	30.8	(1.0)	29.8
Other:
U.S. stock/bond mutual funds	24.1	—	—	24.1
Interest rate swaps	28.8	—	(7.9)	20.9
Total	$134.8	$126.9	$(156.2)	$105.5
LIABILITIES
Gas Marketing:
NYMEX/ICE natural gas contracts	$—	$40.4	$(40.4)	$—
Natural gas commodity contracts	—	106.2	(1.0)	105.2
Other:
Interest rate swaps	7.9	—	(7.9)	—
Total	$7.9	$146.6	$(49.3)	$105.2

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2021
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$23.8	$—	$—	$23.8
NYMEX/ICE natural gas contracts	104.0	—	(104.0)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	114.7	(93.7)	21.0
Natural gas commodity contracts	—	35.2	(5.5)	29.7
Other:
U.S. stock/bond mutual funds	26.2	—	—	26.2
Interest rate swaps	12.6	—	(5.2)	7.4
Total	$166.6	$149.9	$(208.4)	$108.1
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.3	$—	$(0.3)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	62.0	(62.0)	—
Natural gas commodity contracts	—	96.7	(5.5)	91.2
Other:
Interest rate swaps	5.7	—	(5.2)	0.5
Total	$6.0	$158.7	$(73.0)	$91.7

As of March 31, 2021
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$23.5	$—	$—	$23.5
NYMEX/ICE natural gas contracts	0.4	—	(0.4)	—
Gasoline and heating oil contracts	0.3	—	(0.3)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	15.1	(12.3)	2.8
Natural gas commodity contracts	—	9.3	—	9.3
Other:
U.S. stock/bond mutual funds	22.9	—	—	22.9
Interest rate swaps	—	27.9	—	27.9
Total	$47.1	$52.3	$(13.0)	$86.4
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$1.8	$—	$(1.8)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	4.7	(4.7)	—
Natural gas commodity contracts	—	24.5	—	24.5
Other:
Interest rate swaps	—	21.4	—	21.4
Total	$1.8	$50.6	$(6.5)	$45.9

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2022
ASSETS
U.S. stock/bond mutual funds	$23.0	$—	$—	$23.0
NYMEX/ICE natural gas contracts	58.9	—	(58.9)	—
Total	$81.9	$—	$(58.9)	$23.0

As of September 30, 2021
ASSETS
U.S. stock/bond mutual funds	$23.8	$—	$—	$23.8
NYMEX/ICE natural gas contracts	104.0	—	(104.0)	—
Total	$127.8	$—	$(104.0)	$23.8
LIABILITIES
NYMEX/ICE natural gas contracts	$0.3	$—	$(0.3)	$—

As of March 31, 2021
ASSETS
U.S. stock/bond mutual funds	$23.5	$—	$—	$23.5
NYMEX/ICE natural gas contracts	0.4	—	(0.4)	—
Gasoline and heating oil contracts	0.3	—	(0.3)	—
Total	$24.2	$—	$(0.7)	$23.5
LIABILITIES
NYMEX/ICE natural gas contracts	$1.8	$—	$(1.8)	$—

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Spire
Service cost – benefits earned during the period	$5.4	$5.3	$10.8	$10.9
Interest cost on projected benefit obligation	5.3	4.6	10.4	9.8
Expected return on plan assets	(8.2)	(7.1)	(16.4)	(15.1)
Amortization of prior service credit	(1.2)	(0.7)	(2.3)	(1.5)
Amortization of actuarial loss	3.6	3.8	7.3	7.8
Loss on lump-sum settlements	11.7	3.8	11.7	3.8
Subtotal	16.6	9.7	21.5	15.7
Regulatory adjustment	(1.2)	5.2	9.4	14.8
Net pension cost	$15.4	$14.9	$30.9	$30.5

Spire Missouri
Service cost – benefits earned during the period	$3.8	$3.9	$7.7	$7.8
Interest cost on projected benefit obligation	3.6	3.5	7.1	7.0
Expected return on plan assets	(5.9)	(5.6)	(11.9)	(11.2)
Amortization of prior service credit	(0.5)	(0.1)	(1.0)	(0.3)
Amortization of actuarial loss	2.8	2.8	5.6	5.7
Loss on lump-sum settlements	6.8	—	6.8	—
Subtotal	10.6	4.5	14.3	9.0
Regulatory adjustment	1.1	7.5	9.6	15.1
Net pension cost	$11.7	$12.0	$23.9	$24.1

Spire Alabama
Service cost – benefits earned during the period	$1.3	$1.4	$2.7	$2.9
Interest cost on projected benefit obligation	1.2	1.2	2.3	2.4
Expected return on plan assets	(1.4)	(1.5)	(2.8)	(3.1)
Amortization of prior service credit	(0.6)	(0.6)	(1.2)	(1.2)
Amortization of actuarial loss	0.8	1.0	1.7	2.1
Loss on lump-sum settlements	4.9	3.8	4.9	3.8
Subtotal	6.2	5.3	7.6	6.9
Regulatory adjustment	(2.5)	(2.5)	(0.6)	(0.7)
Net pension cost	$3.7	$2.8	$7.0	$6.2

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three and six months ended March 31, 2022, one Spire Missouri plan and two Spire Alabama plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $21.6 for the Spire Missouri plan and $17.4 for the Spire Alabama plans. The lump-sum settlement resulted in losses of $6.8 and $4.9 for Spire Missouri and Spire Alabama, respectively. For the remeasurement, the discount rate for the Spire Missouri plan was updated to 3.6% from 3.0% at September 30, 2021. and the discount rate for the Spire Alabama plans were updated to 3.6% from 3.0% for the first plan and 3.1% for the second plan at September 30, 2021. The Spire Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan— in this case, 12.3 years for the one plan and 12.6 years for the second plan. Therefore, no lump sum settlement expense was recorded in the period ended March 31, 2022.

Effective December 23, 2021, the pension cost for Spire Missouri’s western territory (Missouri West) included in customer rates was reduced from $5.5 to $4.4 per year, the pension cost included in Spire Missouri’s eastern territory (Missouri East) customer rates was increased from $29.0 to $32.4 per year. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.

Also effective December 23, 2021, Missouri East prepaid pension assets and other postretirement benefits that were previously being included in rates at $21.6 per year for eight years were reduced to $11.0 per year, with the amortization period being reset for another eight years. Missouri West net liability for pension and other postretirement benefits that were previously reducing rates by $3.3 per year for eight years were reduced to a $1.1 reduction in rates per year, with the amortization period being reset for another eight years.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2022 contributions to Spire Missouri’s pension plans through March 31, 2022 were $21.2 to the qualified trusts and none to non-qualified plans. There were $10.0 of fiscal 2022 contributions to the Spire Alabama pension plans through March 31, 2022.

Contributions to the qualified trusts of Spire Missouri’s pension plans for the remainder of fiscal 2022 are anticipated to be $16.5. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2022 are anticipated to be $4.4.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Spire
Service cost – benefits earned during the period	$2.0	$1.9	$3.9	$3.7
Interest cost on accumulated postretirement benefit obligation	1.5	1.6	3.0	3.0
Expected return on plan assets	(4.3)	(4.1)	(8.5)	(8.1)
Amortization of prior service cost	0.2	0.2	0.5	0.5
Amortization of actuarial gain	(0.6)	(0.4)	(1.2)	(0.8)
Subtotal	(1.2)	(0.8)	(2.3)	(1.7)
Regulatory adjustment	0.1	3.2	3.3	6.6
Net postretirement benefit (income) cost	$(1.1)	$2.4	$1.0	$4.9

Spire Missouri
Service cost – benefits earned during the period	$1.6	$1.5	$3.2	$3.1
Interest cost on accumulated postretirement benefit obligation	1.1	1.1	2.2	2.2
Expected return on plan assets	(2.9)	(2.8)	(5.7)	(5.5)
Amortization of prior service cost	0.2	0.2	0.4	0.4
Amortization of actuarial gain	(0.5)	(0.3)	(1.0)	(0.7)
Subtotal	(0.5)	(0.3)	(0.9)	(0.5)
Regulatory adjustment	0.5	3.7	4.1	7.5
Net postretirement benefit cost	$—	$3.4	$3.2	$7.0

Spire Alabama
Service cost – benefits earned during the period	$0.3	$0.3	$0.6	$0.5
Interest cost on accumulated postretirement benefit obligation	0.3	0.4	0.7	0.7
Expected return on plan assets	(1.3)	(1.3)	(2.6)	(2.5)
Amortization of prior service cost	—	—	0.1	0.1
Subtotal	(0.7)	(0.6)	(1.2)	(1.2)
Regulatory adjustment	(0.4)	(0.5)	(0.9)	(0.9)
Net postretirement benefit income	$(1.1)	$(1.1)	$(2.1)	$(2.1)

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

Effective December 23, 2021, the $8.6 allowance for recovery in rates for Spire Missouri’s postretirement benefit plans was discontinued. The difference between no recovery in rates and pension expense as calculated pursuant to the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through March 31, 2022 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2022
Operating Revenues:
Revenues from external customers	$817.4	$59.4	$4.1	$—	$880.9
Intersegment revenues	—	—	14.0	(14.0)	—
Total Operating Revenues	817.4	59.4	18.1	(14.0)	880.9
Operating Expenses:
Natural gas	356.0	45.8	—	(9.8)	392.0
Operation and maintenance	104.2	3.2	10.0	(4.2)	113.2
Depreciation and amortization	56.5	0.4	2.0	—	58.9
Taxes, other than income taxes	70.3	0.4	0.9	—	71.6
Total Operating Expenses	587.0	49.8	12.9	(14.0)	635.7
Operating Income	$230.4	$9.6	$5.2	$—	$245.2
Net Economic Earnings (Loss)	$169.2	$14.4	$(2.6)	$—	$181.0

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2021
Operating Revenues:
Revenues from external customers	$1,053.0	$47.4	$4.5	$—	$1,104.9
Intersegment revenues	0.1	(14.0)	11.1	2.8	—
Total Operating Revenues	1,053.1	33.4	15.6	2.8	1,104.9
Operating Expenses:
Natural gas	619.2	(6.2)	0.1	6.0	619.1
Operation and maintenance	104.0	7.1	11.1	(3.2)	119.0
Depreciation and amortization	49.5	0.3	1.7	—	51.5
Taxes, other than income taxes	56.4	0.5	1.0	—	57.9
Total Operating Expenses	829.1	1.7	13.9	2.8	847.5
Operating Income	$224.0	$31.7	$1.7	$—	$257.4
Net Economic Earnings (Loss)	$159.7	$39.8	$(3.9)	$—	$195.6

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2022
Operating Revenues:
Revenues from external customers	$1,320.9	$107.3	$8.1	$—	$1,436.3
Intersegment revenues	—	—	26.6	(26.6)	—
Total Operating Revenues	1,320.9	107.3	34.7	(26.6)	1,436.3
Operating Expenses:
Natural gas	566.2	93.8	—	(18.8)	641.2
Operation and maintenance	211.5	5.9	20.0	(7.8)	229.6
Depreciation and amortization	111.1	0.7	4.0	—	115.8
Taxes, other than income taxes	107.3	0.4	1.5	—	109.2
Total Operating Expenses	996.1	100.8	25.5	(26.6)	1,095.8
Operating Income	$324.8	$6.5	$9.2	$—	$340.5
Net Economic Earnings (Loss)	$236.4	$14.9	$(7.7)	$—	$243.6

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2021
Operating Revenues:
Revenues from external customers	$1,550.2	$58.1	$9.2	$—	$1,617.5
Intersegment revenues	1.1	0.1	23.1	(24.3)	—
Total Operating Revenues	1,551.3	58.2	32.3	(24.3)	1,617.5
Operating Expenses:
Natural gas	823.5	(5.5)	0.1	(17.8)	800.3
Operation and maintenance	207.0	10.4	19.7	(6.5)	230.6
Depreciation and amortization	98.1	0.6	3.6	—	102.3
Taxes, other than income taxes	91.9	0.7	1.4	—	94.0
Total Operating Expenses	1,220.5	6.2	24.8	(24.3)	1,227.2
Operating Income	$330.8	$52.0	$7.5	$—	$390.3
Net Economic Earnings (Loss)	$236.1	$43.1	$(6.7)	$—	$272.5

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net Income	$173.6	$187.4	$229.3	$276.3
Adjustments, pre-tax:
Missouri regulatory adjustment	—	(9.0)	—	(9.0)
Fair value and timing adjustments	9.9	20.1	13.6	4.1
Income tax adjustments	(2.5)	(2.9)	0.7	1.1
Net Economic Earnings	$181.0	$195.6	$243.6	$272.5

The Company’s total assets by segment were as follows:

	March 31,	September 30,	March 31,
	2022	2021	2021
Total Assets:
Gas Utility	$7,684.1	$7,615.4	$7,265.0
Gas Marketing	431.1	466.1	341.0
Other	2,543.8	2,351.7	2,513.7
Eliminations	(1,257.7)	(1,076.8)	(1,182.9)
Total Assets	$9,401.3	$9,356.4	$8,936.8

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2022, are estimated at $1,972.1, $1,310.2, and $554.6 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

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

To date, costs incurred for all Spire MGP sites for investigation, remediation, and monitoring have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. The actual future costs that Spire Missouri and Spire Alabama may incur could be materially higher or lower depending upon several factors, including whether remediation will be required, final selection and regulatory approval of any remedial actions, changing technologies and government regulations, the ultimate ability of other PRPs to pay, and any insurance recoveries.

In 2020, Spire retained an outside consultant to conduct probabilistic cost modeling of its former MGP sites in Missouri and Alabama. The purpose of this analysis was to develop an estimated range of probabilistic future liability for each of their MGP sites. That analysis, completed in March 2021, provided a range of demonstrated possible future expenditures to investigate, monitor and remediate the former MGP sites. Spire Missouri and Spire Alabama have recorded their best estimates of the probable expenditures that relate to these matters. The amount remains immaterial, and Spire Missouri, Spire Alabama, and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial condition or results of operations.

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

Gas Utility - Spire Alabama

Spire Alabama is the largest natural gas distribution utility in the state of Alabama and is regulated by the APSC. Spire Alabama’s service territory is located in central and northern Alabama. Among the cities served by Spire Alabama are Birmingham, the center of the largest metropolitan area in the state, and Montgomery, the state capital. Spire Alabama purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial, and industrial customers, and other end users of natural gas. Spire Alabama also transports gas through its distribution system for certain large commercial and industrial customers for a transportation fee. Effective December 1, 2020, for most of these transportation service customers, Spire Alabama also purchases gas on the wholesale market for sale to the customer upon delivery to the Spire Alabama distribution system. All Spire Alabama services are provided to customers at rates and in accordance with tariffs authorized by the APSC.

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

EARNINGS – THREE MONTHS ENDED MARCH 31, 2022

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Three Months Ended March 31, 2022
Net Income (Loss) [GAAP]	$169.2	$7.0	$(2.6)	$173.6	$3.27
Adjustments, pre-tax:
Fair value and timing adjustments	—	9.9	—	9.9	0.20
Income tax adjustments*	—	(2.5)	—	(2.5)	(0.05)
Net Economic Earnings (Loss) [Non-GAAP]	$169.2	$14.4	$(2.6)	$181.0	$3.42

Three Months Ended March 31, 2021
Net Income (Loss) [GAAP]	$166.4	$24.9	$(3.9)	$187.4	$3.55
Adjustments, pre-tax:
Missouri regulatory adjustment	(9.0)	—	—	(9.0)	(0.17)
Fair value and timing adjustments	0.2	19.9	—	20.1	0.39
Income tax adjustments*	2.1	(5.0)	—	(2.9)	(0.06)
Net Economic Earnings (Loss) [Non-GAAP]	$159.7	$39.8	$(3.9)	$195.6	$3.71
*	Income tax adjustments include amounts calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.
**

Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation, which includes reductions for cumulative preferred dividends and participating shares.

Note: In the following discussion, all references to earnings (loss) per share and net economic earnings per share refer to earnings (loss) per diluted common share and net economic earnings (loss) per diluted common share.

Consolidated

Spire had net income of $173.6 for the three months ended March 31, 2022, compared with net income of $187.4 for the three months ended March 31, 2021. Income per diluted share was $3.27 for the current quarter compared to income of $3.55 per diluted share for the prior-year quarter. The net income decline of $13.8 was primarily driven by a $17.9 reduction in the Gas Marketing segment, partly offset by $2.8 improved performance in the Gas Utility segment and a $1.3 increase in Other.

Spire’s net economic earnings for the second quarter were $181.0 ($3.42 per diluted share), compared to $195.6 ($3.71 per diluted share) in the prior year, reflecting lower earnings at Gas Marketing, partly offset by stronger performance in Gas Utility and Other. These impacts are described in further detail below.

Gas Utility

Net economic earnings for the Gas Utility segment increased $9.5 from the second quarter of the prior fiscal year, driven by $11.8 growth at Spire Missouri, while Spire Alabama and the subsidiaries of Spire EnergySouth (together, the “Southeast Utilities”) decreased $0.9 and $1.4, respectively, versus the prior-year quarter. Spire Missouri’s growth was primarily driven by rate increases that became effective in late December 2021, the result of the 2021 rate case. The decline on the Southeast Utilities was primarily the result of unseasonably warm weather in the region and higher depreciation and amortization costs. These impacts are discussed in further detail below.

Gas Marketing

Fiscal 2022 second quarter net economic earnings for the Gas Marketing segment were $14.4, compared to $39.8 last year, reflecting less favorable market conditions that are described in further detail below.

Other

For the three months ended March 31, 2022, net economic loss decreased $1.3 compared with last year, primarily reflecting improved results at Spire Storage.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended March 31, 2022
Operating Income [GAAP]	$230.4	$9.6	$5.2	$—	$245.2
Operation and maintenance expenses	104.2	3.2	10.0	(4.2)	113.2
Depreciation and amortization	56.5	0.4	2.0	—	58.9
Taxes, other than income taxes	70.3	0.4	0.9	—	71.6
Less: Gross receipts tax expense	(51.9)	—	—	—	(51.9)
Contribution Margin [Non-GAAP]	409.5	13.6	18.1	(4.2)	437.0
Natural gas costs	356.0	45.8	—	(9.8)	392.0
Gross receipts tax expense	51.9	—	—	—	51.9
Operating Revenues	$817.4	$59.4	$18.1	$(14.0)	$880.9

Three Months Ended March 31, 2021
Operating Income [GAAP]	$224.0	$31.7	$1.7	$—	$257.4
Operation and maintenance expenses	104.0	7.1	11.1	(3.2)	119.0
Depreciation and amortization	49.5	0.3	1.7	—	51.5
Taxes, other than income taxes	56.4	0.5	1.0	—	57.9
Less: Gross receipts tax expense	(42.1)	(0.1)	—	—	(42.2)
Contribution Margin [Non-GAAP]	391.8	39.5	15.5	(3.2)	443.6
Natural gas costs	619.2	(6.2)	0.1	6.0	619.1
Gross receipts tax expense	42.1	0.1	—	—	42.2
Operating Revenues	$1,053.1	$33.4	$15.6	$2.8	$1,104.9

Consolidated

Spire reported operating revenues of $880.9 for the three months ended March 31, 2022, a $224.0 decrease versus the prior-year quarter. The Gas Utility segment experienced a quarter-over-quarter decrease of $235.7 in operating revenues. This reduction was only partly offset by the $26.0 increase reported by the Gas Marketing segment. Spire’s contribution margin decreased $6.6 compared with last year, as a decrease of $25.9 in the Gas Marketing segment was only partly offset by the increase experienced by the Gas Utility segment and Other. Depreciation and amortization expenses were up $7.4 due to continuing Gas Utility capital investments. Gas Utility operation and maintenance (O&M) expenses of $104.2 for the quarter were $0.2 higher than last year. Gas Utility O&M was $4.7 lower after adjusting for the $9.0 benefit recorded last year of previously disallowed pension expenses relating to the 2018 rate case due to a Missouri Supreme Court ruling, the $3.1 transfer of quarter-over-quarter nonservice postretirement benefit costs to other expense below the operating income line (the “Nonservice Cost Transfer”) and the reversal of $1.0 of Spire Missouri non-operational overheads charged to O&M during the first quarter of 2022 that are now deferred. These impacts are described in further detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the three months ended March 31, 2022, were $817.4, or $235.7 lower than the same period in the prior year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri – OFO charges	$(195.8)
Spire Missouri and Spire Alabama – Off-system sales and capacity release	(93.5)
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(17.2)
Spire Missouri and Spire Alabama – Higher PGA/GSA costs (gas cost recovery)	34.3
Spire Missouri – 2021 rate case outcomes	24.7
Spire Missouri – Higher gross receipts taxes	10.4
Spire Alabama – RSE adjustments, net	2.5
All other factors	(1.1)
Total Variation	$(235.7)

The prior year Gas Utility results included benefits that resulted from the February 2021 cold weather event (“Winter Storm Uri”). As a result, current year second quarter revenues were $235.7 below the prior-year quarter. Key drivers included $195.8 in cover charges and Operational Flow Order (OFO) penalties to certain wholesale customers at Spire Missouri in the prior year. Off-system sales in the current-year quarter were $93.5 lower than the prior year, with the prior year benefiting from historically high off-system sales relating primarily to Winter Storm Uri. Weather patterns in the prior year drove higher volumetric usage, contributing to a $17.2 quarter-over-quarter revenue decline. These negative impacts were only partly offset by $34.3 in higher gas cost recoveries in the current year, a $24.7 increase resulting from Spire Missouri’s 2021 rate order that went into effect late in the first quarter of this year, $10.4 of higher gross-receipt taxes at Spire Missouri, and $2.5 in net rate adjustments under the RSE mechanism at Spire Alabama.

Contribution Margin – Gas Utility contribution margin was $409.5 for the three months ended March 31, 2022, a $17.7 increase over the same period in the prior year. The increase was attributable to the following factors:

Spire Missouri – 2021 rate case outcomes	$24.7
Spire Alabama – Rate adjustment under RSE mechanism, net	2.3
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(4.3)
Spire Missouri and Spire Alabama – Off-system sales and capacity release	(2.2)
All other factors	(2.8)
Total Variation	$17.7

Quarter-over-quarter contribution growth was driven by the $24.7 increase from the previously mentioned rate increases at Spire Missouri and $2.3 net favorable rate adjustments under the RSE mechanism at Spire Alabama. These positive impacts were only partly offset by decreases resulting from volumetric usage and lower off-system sales of $4.3 and $2.2, respectively.

Operating Expenses – O&M expenses for the three months ended March 31, 2022, were $0.2 higher than the prior year. After removing the $3.1 impact of the Nonservice Cost Transfer, $1.0 of non-operational overheads mentioned earlier, and last year’s $9.0 rate case refund ruling by the Missouri Supreme Court, expenses decreased $4.7. The decrease was largely due to lower employee-related expenses, and lower bad debt expense. Depreciation and amortization expenses for the fiscal 2022 second quarter were $7.0 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Gas Marketing

Operating Revenues – Operating revenues increased $26.0 versus the prior-year period as higher commodity prices and a lower proportion of total current year sales attributable to trading activities (trading revenues are netted against trading costs) all contributed to the growth over prior-year quarter.

Contribution Margin – Gas Marketing contribution margin during the quarter ended March 31, 2022, decreased $25.9 from the same period in the prior year, due principally to the benefit from the prior-year quarter that resulted from Winter Storm Uri totaling $23.8 (net of 2021 commercial claims that were resolved in the second quarter of fiscal 2022). Current year margin was negatively impacted by lower storage and wholesale/retail margins, driven by tighter spreads, higher demand charges and tighter geographic location spreads. These impacts were only partly offset by $10.0 favorable mark-to-market adjustments on open derivative positions.

Interest Charges

Consolidated interest charges increased by $1.7, principally due to higher Gas Utilities long-term debt and higher average short-term borrowings and interest rates in the current-year quarter. For the three months ended March 31, 2022 and 2021, average short-term borrowings were $789.4 and $626.7, respectively, and the average interest rate on these borrowings was 0.56% and 0.28%, respectively.

Income Taxes

Consolidated income tax for the three months ended March 31, 2022, decreased $5.3 versus the same period in the prior year. The variance is due principally to the lower pre-tax book income and a slightly favorable effective tax rate resulting from income mix.

Spire Missouri

	Three Months Ended March 31,
	2022	2021
Operating Income [GAAP]	$130.2	$120.8
Operation and maintenance expenses	64.3	62.8
Depreciation and amortization	35.9	31.0
Taxes, other than income taxes	53.0	38.9
Less: Gross receipts tax expense	(39.0)	(28.6)
Contribution Margin [Non-GAAP]	244.4	224.9
Natural gas costs	287.8	537.4
Gross receipts tax expense	39.0	28.6
Operating Revenues	$571.2	$790.9
Net Income	$98.2	$93.1

Prior year operating revenues results included benefits derived from Winter Storm Uri. As a result, revenues for the three months ended March 31, 2022 were $219.7 below the prior-year quarter. Key drivers were a reduction in gas recovery costs totaling $165.1, primarily the result of $195.8 in cover charges and OFO penalties to certain wholesale customers in the prior year. Off-system sales in the current-year quarter were $92.2 lower than the prior year, with the second quarter of 2021 benefiting from historically high off-system sales relating primarily to Winter Storm Uri. These negative impacts were only partly offset by the $24.7 increase resulting from the rate increases that went into effect late in the first quarter of this year, $10.4 of higher gross-receipt taxes, and a $5.6 increase due to volume (driven by a combination of higher costs and volume).

Contribution margin for the three months ended March 31, 2022, increased $19.5 from the same period in the prior year, largely the result of the $24.7 increase attributable to the previously mentioned rate changes more than offsetting $2.0 lower off-system sales and a $1.9 decrease due volumetric impacts (including weather mitigation).

Reported O&M expenses for the second quarter increased $1.5 versus the prior year. After removing the $2.5 impact of the Nonservice Cost Transfer, $1.0 of non-operational overheads mentioned earlier, and last year’s $9.0 rate case refund ruling by the Missouri Supreme Court, expenses decreased $4.0. The decrease was largely due to lower employee-related expenses and lower bad debt expenses. Depreciation and amortization increased $4.9 versus the prior-year quarter due to ongoing capital investments.

Other expense was higher by $3.2, with $2.5 due to the Nonservice Cost Transfer and most of the remaining variance due to unfavorable fair market value adjustments to unqualified pension trusts.

Resulting net income for the quarter ended March 31, 2022, increased $5.1 versus the prior-year quarter.

Degree days in Spire Missouri’s service areas during the three months ended March 31, 2022, were 0.9% colder than normal, and 1.9% colder than the same period last year. Spire Missouri’s total system therms sold and transported were 781.3 million for the quarter, compared with 772.9 million for the same period in the prior year. Total off-system therms sold and transported were 14.7 million for the current quarter, compared with 12.8 million a year ago.

Spire Alabama

	Three Months Ended March 31,
	2022	2021
Operating Income [GAAP]	$87.9	$89.2
Operation and maintenance expenses	32.9	33.7
Depreciation and amortization	16.7	15.2
Taxes, other than income taxes	14.5	14.7
Less: Gross receipts tax expense	(11.3)	(11.8)
Contribution Margin [Non-GAAP]	140.7	141.0
Natural gas costs	52.1	69.8
Gross receipts tax expense	11.3	11.8
Operating Revenues	$204.1	$222.6
Net Income	$62.4	$63.3

Operating revenues for the three months ended March 31, 2022, decreased $18.5 from the same period in the prior year. The change in operating revenue was principally due to $22.8 attributable to unfavorable weather usage impacts, a decrease in off-system sales totaling $1.3, partly offset by higher gas cost recoveries of $3.6 and net favorable rate adjustments under the RSE mechanism of $2.5.

Contribution margin was $0.3 lower versus the prior-year quarter, primarily driven by $2.4 unfavorable weather/usage and $0.2 lower off-system sales, mostly offset by favorable net rate adjustments under the RSE mechanism of $2.3.

O&M expenses for the three months ended March 31, 2022, decreased $0.8 versus the prior-year quarter, or $0.5 after removing the impact of the Nonservice Cost Transfer. Lower bad debt expense more than offset modest increases in administrative expenses. Depreciation and amortization expenses were up $1.5, the result of continued investment in infrastructure upgrades.

For the quarter ended March 31, 2022, resulting net income decreased $0.9 versus the prior-year quarter.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended March 31, 2022, were 16.2% warmer than normal and 15.3% warmer than a year ago. Spire Alabama’s total system therms sold and transported were 326.1 million for the three months ended March 31, 2022, compared with 340.3 million for the same period in the prior year. Total off-system therms sold and transported were 0.1 million for the quarter, compared with 16.1 million a year ago.

EARNINGS – SIX MONTHS ENDED MARCH 31, 2022

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Six Months Ended March 31, 2022
Net Income (Loss) [GAAP]	$232.3	$4.7	$(7.7)	$229.3	$4.28
Adjustments, pre-tax:
Fair value and timing adjustments	—	13.6	—	13.6	0.27
Income tax effect of adjustments*	4.1	(3.4)	—	0.7	0.01
Net Economic Earnings (Loss) [Non-GAAP]	$236.4	$14.9	$(7.7)	$243.6	$4.56

Six Months Ended March 31, 2021
Net Income (Loss) [GAAP]	$242.9	$40.1	$(6.7)	$276.3	$5.20
Adjustments, pre-tax:
Missouri regulatory adjustment	(9.0)	—	—	(9.0)	(0.18)
Fair value and timing adjustments	0.1	4.0	—	4.1	0.08
Income tax effect of adjustments*	2.1	(1.0)	—	1.1	0.02
Net Economic Earnings (Loss) [Non-GAAP]	$236.1	$43.1	$(6.7)	$272.5	$5.12
*

Income tax effect is calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items and then adding any estimated effects of enacted state or local income tax laws for periods before the related effective date, and for fiscal 2022, include a Spire Missouri regulatory adjustment.

**

Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation, which includes reductions for cumulative preferred dividends and participating shares.

Note: In the following discussion, all references to earnings (loss) per share and net economic earnings per share refer to earnings (loss) per diluted common share and net economic earnings per diluted common share.

Consolidated

Spire’s net income was $229.3 for the six months ended March 31, 2022, compared with $276.3 for the six months ended March 31, 2021. Basic and diluted earnings per share for the six months ended March 31, 2022, were both $4.28, compared with basic and diluted earnings per share of $5.21 and $5.20, respectively, for the six months ended March 31, 2021.

The decrease in net income of $47.0 primarily reflects a $35.4 decrease in net income from the Gas Marketing segment and a $10.6 decrease in net income from the Gas Utility segment.

The Gas Marketing segment was negatively impacted by the more favorable market conditions experienced in the prior year, particularly in the month of February that drove volume, higher local/regional basis differentials and higher realized value from storage withdrawals. Results in the current year reflected more normalized market conditions. Gas Marketing net income in the current year was also negatively impacted by unfavorable unrealized fair value mark-to-market adjustments. The Gas Utility segment was lower due to a $6.2 decrease at Spire Missouri, a $2.4 decrease at Spire Alabama, and a $2.0 decrease attributable to the utilities of Spire EnergySouth.

Net economic earnings were $243.6 ($4.56 per diluted share) for the six months ended March 31, 2022, compared to $272.5 ($5.12 per diluted share) for the same period last year, primarily reflecting lower earnings in the Gas Marketing segment that was only partly offset by small increases in the Gas Utility segment. These variances are discussed in greater detail below.

Gas Utility

Gas Utility net income decreased by $10.6 from the first half of the prior year. This decrease was driven primarily by the $6.2 reduction at Spire Missouri. Spire Missouri’s results for the current year were negatively impacted by timing of ISRS filings, $8.7 higher depreciation expense, $5.3 higher interest expense resulting from higher levels of long-term debt and higher short-term interest rates, the fact that the prior year included a $9.0 ($6.8 after-tax) benefit from the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances, combined with the current year being burdened with a $4.1 income tax expense resulting from the 2021 rate order. These negative impacts more than offset the $24.8 increase in contribution margin resulting from the new rates implemented late in the first quarter of 2022. Spire Alabama’s net income declined by $2.4, as $5.5 in net favorable RSE adjustments were offset by a $3.6 reduction in contribution relating to volume/usage and lower off-system sales, $3.0 in higher depreciation expense, higher property taxes and lower miscellaneous income.

Net economic earnings in the first six months of fiscal 2022 were $236.4, an increase of $0.3 over the corresponding period in the prior year. The $4.7 increase at Spire Missouri was mostly offset by the $4.4 decline experienced by the Southeast Utilities. These impacts are described in further detail below.

Gas Marketing

The Gas Marketing segment reported net income of $4.7 for the six months ended March 31, 2022, versus $40.1 during the same period last year, principally reflecting strong second quarter operating results in the prior year due to Winter Storm Uri. Fiscal 2022 results also reflect less favorable market conditions and basis differentials despite price volatility, offset by favorable resolution of certain customer claims. Gas Marketing also experienced $7.2 in after-tax unfavorable year-over-year derivative fair value mark-to-market valuations. Net economic earnings for the current-year period were $14.9, a decrease of $28.2 from the same period last year, as net income variance is reduced by adding back the unrealized derivative fair value impact.

Other

For the six months ended March 31, 2022, net economic loss for Other was $7.7, versus $6.7 in the prior-year period. Included in those results were slightly higher corporate costs in the current year.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Six Months Ended March 31, 2022
Operating Income [GAAP]	$324.8	$6.5	$9.2	$—	$340.5
Operation and maintenance expenses	211.5	5.9	20.0	(7.8)	229.6
Depreciation and amortization	111.1	0.7	4.0	—	115.8
Taxes, other than income taxes	107.3	0.4	1.5	—	109.2
Less: Gross receipts tax expense	(73.6)	(0.2)	—	—	(73.8)
Contribution Margin [Non-GAAP]	681.1	13.3	34.7	(7.8)	721.3
Natural gas costs	566.2	93.8	—	(18.8)	641.2
Gross receipts tax expense	73.6	0.2	—	—	73.8
Operating Revenues	$1,320.9	$107.3	$34.7	$(26.6)	$1,436.3

Six Months Ended March 31, 2021
Operating Income [GAAP]	$330.8	$52.0	$7.5	$—	$390.3
Operation and maintenance expenses	207.0	10.4	19.7	(6.5)	230.6
Depreciation and amortization	98.1	0.6	3.6	—	102.3
Taxes, other than income taxes	91.9	0.7	1.4	—	94.0
Less: Gross receipts tax expense	(63.8)	(0.1)	—	—	(63.9)
Contribution Margin [Non-GAAP]	664.0	63.6	32.2	(6.5)	753.3
Natural gas costs	823.5	(5.5)	0.1	(17.8)	800.3
Gross receipts tax expense	63.8	0.1	—	—	63.9
Operating Revenues	$1,551.3	$58.2	$32.3	$(24.3)	$1,617.5

Consolidated

Spire’s operating revenues decreased by $230.4 at the Gas Utility segment, which more than offset the $49.1 increase in the Gas Marketing segment and the $2.4 increase in Other. The Gas Utility variance was largely due to the prior year results including the benefits that resulted from Winter Storm Uri. The Gas Marketing increase was due to lower trading activity (trading activities are recorded as revenues net of costs) and higher volumes and pricing, while Other primarily reflects higher revenues at Spire Storage.

Spire’s contribution margin decreased $32.0 compared with the same six-month period last year, as the $17.1 increase in the Gas Utility segment was more than offset by the $50.3 reduction at Gas Marketing. The Gas Utility contribution margin increase was primarily driven by the $17.5 increase from Spire Missouri and the $1.9 increase at Spire Alabama, offset slightly by a decline at the utilities of Spire EnergySouth. The decrease in Gas Marketing reflects very favorable market conditions in the prior year second quarter, combined with unfavorable fair value mark-to-market adjustments in the current year. Higher contribution margins in Other are primarily due to Spire Storage improvement resulting from higher utilization of its storage capacity.

Depreciation and amortization expenses were higher in the Gas Utility segment, due to higher capital investments in both Spire Missouri and Spire Alabama. Gas Utility O&M expenses were $4.5 higher in the current year. Removing the prior year impact of the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances totaling $9.0, and the year-to-date postretirement Nonservice Cost Transfer of $1.4, run-rate O&M expenses in the current year are lower by $3.1. These fluctuations are described in more detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the six months ended March 31, 2022, were $1,320.9, or $230.4 lower than the same period last year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri – OFO charges	$(195.8)
Spire Missouri and Spire Alabama – Off-system sales and capacity release	(97.9)
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(22.7)
Spire Missouri and Spire Alabama – Higher PGA/GSA costs (gas cost recovery)	46.4
Spire Missouri – 2021 rate case outcomes	24.8
Spire Alabama – RSE adjustments, net	6.0
All other factors	8.8
Total Variation	$(230.4)

The decrease in revenues was driven primarily by the prior year inclusion of $195.8 of cover charges and OFO penalties to certain wholesale customers at Spire Missouri, a $97.9 decrease in off-system sales, and weather/volumetric impacts of $22.7. These negative impacts more than offset the benefits of higher current year gas cost recoveries of $46.4, Spire Missouri’s new rates that resulted from the 2021 rate order, and Spire Alabama’s favorable RSE adjustments.

Contribution Margin – Gas Utility contribution margin was $681.1 for the six months ended March 31, 2022, a $17.1 increase over the same period last year. The increase was attributable to the following factors:

Spire Missouri – 2021 rate case outcomes	$24.8
Spire Alabama – Rate adjustment under RSE mechanism, net	5.5
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(6.1)
Spire Missouri and Spire Alabama – Off-system sales and capacity release	(3.0)
All other factors	(4.1)
Total Variation	$17.1

The contribution margin increase resulted primarily from the changes resulting from the 2021 rate order and Spire Alabama RSE adjustment impacts more than offsetting negative volumetric usage and lower off-system sales.

Operating Expenses – Gas Utility O&M expenses were $4.5 higher in the current year. Removing the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances totaling $9.0, and the year-to-date postretirement Nonservice Cost Transfer of $1.4, run-rate O&M expenses in the current year are lower by $3.1. This decrease is primarily due to lower operations and employee-related costs and lower bad debt expense. Depreciation and amortization expenses for the six months ended March 31, 2021, increased $13.0 from the same period last year, the result of continued levels of capital investment.

Gas Marketing

Operating Revenues – Gas Marketing operating revenues increased $49.1 from the same period last year, primarily due to trading activity making up a lower proportion of total sales (trading activities are recorded as revenues net of costs) and higher volumes and pricing.

Contribution Margin – Gas Marketing contribution margin during the six months ended March 31, 2022, decreased $50.3 from the same period last year, driven principally by strong second quarter results in the prior year. During that quarter, particularly the month of February, very favorable weather patterns drove significantly higher regional basis differentials and volume. The current year reflects more normalized market conditions.

Interest Charges

Consolidated interest charges during the six months ended March 31, 2022, were $4.6 higher than the same period last year. The increase was primarily driven by higher average short-term interest rates in the current year period, combined with the impact of net long-term debt issuances and higher levels of short-term borrowings. For the six months ended March 31, 2022 and 2021, average short-term borrowings were $799.1 and $681.4, respectively, and the average interest rates on these borrowings were 0.5% and 0.4%, respectively.

Income Taxes

Consolidated income tax expense during the six months ended March 31, 2022 decreased $9.5 versus the prior year. The variance is the result of the lower pre-tax book income in the current year, offset by a $4.1 charge resulting from Tax Cuts and Jobs Act reconciliations from the recently completed Spire Missouri rate case.

Spire Missouri

	Six Months Ended March 31,
	2022	2021
Operating Income [GAAP]	$195.6	$196.3
Operation and maintenance expenses	130.6	125.7
Depreciation and amortization	70.1	61.4
Taxes, other than income taxes	78.7	64.0
Less: Gross receipts tax expense	(53.9)	(43.8)
Contribution Margin [Non-GAAP]	421.1	403.6
Natural gas costs	444.1	699.0
Gross receipts tax expense	53.9	43.8
Operating Revenues	$919.1	$1,146.4
Net Income	$143.5	$149.7

Prior year operating revenues results included benefits derived from Winter Storm Uri. As a result, current year revenues were $227.3 below the prior-year quarter. Key drivers were a reduction in gas recovery costs totaling $154.5, primarily the result of $195.8 in cover charges and OFO penalties to certain wholesale customers in the prior year only being partly offset by higher commodity costs in the current year. Off-system sales and capacity release in the current-year quarter were $95.0 lower than the prior year, with the second quarter of 2021 benefiting from historically high off-system sales relating primarily to Winter Storm Uri. Revenues were also negatively impacted by a $9.1 reduction due to lower volume and usage. These negative impacts were only partly offset by the $24.8 increase resulting from the rate increases as a result of the 2021 rate order, and $10.1 of higher gross-receipt taxes.

Contribution margin for the three months ended March 31, 2022, increased $17.5 from the same period in the prior year, largely the result of the $24.8 increase attributable to the rate case changes outlined above more than offsetting a $2.9 decrease due volumetric impacts (including weather mitigation) and $2.6 lower off-system sales.

Reported O&M expenses increased $4.9 versus the prior year. After removing the $0.8 impact of the year-to-date Nonservice Cost Transfer and last year’s $9.0 rate case refund ruling by the Missouri Supreme Court, expenses decreased $3.3. The decrease was largely due to lower employee-related expenses and lower bad debt expenses. Depreciation and amortization increased $8.7 versus the prior-year quarter due to ongoing capital investments.

Interest expense for the six months ended March 31, 2022 increased $5.3 versus the same period in the prior year, the result of net long term debt issuances and significantly higher short-term interest rates.

Resulting net income for the six months ended March 31, 2022, decreased $6.2 versus the comparable prior-year period.

Temperatures in Spire Missouri’s service areas during the six months ended March 31, 2021, were 6.7% warmer than the same period last year and 10.3% warmer than normal. The Spire Missouri total system therms sold and transported were 1,220.8 million for the six months ended March 31, 2022, compared with 1,295.7 million for the same period last year. Total off-system therms sold and transported were 16.8 million for the six months ended March 31, 2022, compared with 21.3 million for the same period last year.

Spire Alabama

	Six Months Ended March 31,
	2022	2021
Operating Income [GAAP]	$109.0	$111.7
Operation and maintenance expenses	67.4	66.5
Depreciation and amortization	33.2	30.2
Taxes, other than income taxes	23.5	22.9
Less: Gross receipts tax expense	(17.0)	(17.1)
Contribution Margin [Non-GAAP]	216.1	214.2
Natural gas costs	97.6	104.9
Gross receipts tax expense	17.0	17.1
Operating Revenues	$330.7	$336.2
Net Income	$74.6	$77.0

Operating revenues for the six months ended March 31, 2022, decreased $5.5 from the same period last year. The change was principally driven by a $13.6 decrease in weather and usage impacts (net of weather mitigation) and lower Off-system sales of $2.9. These negative impacts were only partly offset by $6.0 net favorable RSE adjustments and by higher gas cost recoveries of $5.1.

Contribution margin increased $1.9, principally as a result of the RSE adjustments of $5.5 (mentioned above), mostly offset by $3.4 lower volume usage impacts and $0.4 related to lower off-system sales. O&M expenses for the six months ended March 31, 2022, increased $0.9 from the same period last year. Excluding the impact of the year-to-date postretirement Nonservice Cost Transfer of $0.4, the increase of $1.3 was primarily driven by slightly higher operations and employee-related costs.

Temperatures in Spire Alabama’s service area during the six months ended March 31, 2022, were 10.8% warmer than the same period last year and 14.9% warmer than normal. Spire Alabama’s total system therms sold and transported were 583.9 million for the six months ended March 31, 2022, compared with 584.7 million for the same period last year. Off-system sales, and related therms sold totaled 0.1 million, versus 27.1 million in the prior year, which benefited from Winter Storm Uri.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Six Months Ended March 31,
Cash Flow Summary	2022	2021
Net cash provided by operating activities	$155.1	$159.2
Net cash used in investing activities	(273.2)	(304.3)
Net cash provided by financing activities	122.0	245.0

For the six months ended March 31, 2022, net cash from operating activities decreased $4.1 from the corresponding period of fiscal 2021. Offsetting a decline in net income of $47.0 (discussed above) were changes due principally to high recovery of deferred gas costs this year and fluctuations in working capital items, as discussed below in the Future Cash Requirements section. Those typical variance drivers have been impacted by Spire Missouri’s Operational Flow Order and Filing Adjustment Factor put into place last year, as discussed in Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1.

For the six months ended March 31, 2022, net cash used in investing activities was $31.1 less than for the same period in the prior year, primarily driven by a $27.6 decrease in capital expenditures. The primary drivers of the lower capital expenditures were a $14.9 spending decline at Gas Utility, and a $11.8 decline related principally to Spire Storage, as well as a slight decline at Spire STL Pipeline.

Lastly, for the six months ended March 31, 2022, net cash provided by financing activities was down $123.0 versus net cash provided for the six months ended March 31, 2021. Current year long-term debt issuances were $300.0, or $25.0 lower than a year ago, net short-term debt repayments were higher by $70.4 in the current period, and repayments of long-term debt rose $50.4 over the prior year period. Partially offsetting these fluctuations was a $23.3 increase in issuances of common stock during the first six months of fiscal 2022 versus the same prior year period.

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

Spire’s material cash requirements as of March 31, 2022, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. Except for Spire Missouri’s December 2021 issuance of $300.0 of floating rate bonds due in December 2024, there were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Total Company capital expenditures are planned to be $540 for fiscal 2022.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated requirements. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of March 31, 2022, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade with a stable outlook (other than Moody’s negative outlook for Spire Missouri debt).

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB+	Baa2
Spire Inc. preferred stock	BBB	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	A-	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of March 31, 2022.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $975.0 of commercial paper or through the use of Spire’s $975.0 revolving credit facility. For information about short-term borrowings, see Note 5 of the Notes to Financial Statements in Item 1.

Long-term Debt and Equity

At March 31, 2022, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $3,258.9, of which $1,648.0 was issued by Spire Missouri, $575.0 was issued by Spire Alabama, and $205.9 was issued by other subsidiaries. For information about long-term debt issued this fiscal year, see Note 5 of the Notes to Financial Statements in Item 1.

Effective March 5, 2022, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount of up to $800.0 for financings placed any time before December 31, 2024. As of March 31, 2022, the entire amount remained available under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 169,420 and 164,624 shares at March 31, 2022 and May 1, 2022, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 14, 2022. A new universal shelf registration statement on Form S-3 will be filed before the expiration of the current one.

On February 6, 2019, Spire entered into an “at-the-market” (ATM) equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock pursuant to Spire’s universal shelf registration statement referenced above and a prospectus supplement dated May 14, 2019. Under this program, a total of 626,249 shares with an aggregate offering price of $47.8 were issued in fiscal 2019 and 2020, and 354,000 shares with an aggregate offering price of $23.5 have been issued to date in fiscal 2022. On April 28, 2022, Spire’s board approved a new authorization for the sale of additional shares with an aggregate offering price of up to $200.0 before the May 2025 expiration of the new universal shelf registration statement on Form S-3 to be filed in May 2022.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 47% equity at both March 31, 2022 and September 30, 2021.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. There were no significant changes to critical accounting estimates during the six months ended March 31, 2022.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of March 31, 2022, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In the second fiscal quarter of 2020, the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 0.934% to 1.2975% for a total notional amount of $75.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $2.4 mark-to-market gain in accumulated other comprehensive income on these swaps for six months ended March 31, 2022. In the third quarter of 2021 the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 2.008% to 2.1075% for a total notional amount of $150.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $4.6 mark-to-market gain in accumulated other comprehensive income on these swaps for the six months ended March 31, 2022.

In the fourth quarter of 2021, the Company entered into two swap contracts. Both contracts are ten-year interest rate swaps; the first swap has a notional amount of $50.0 with a fixed interest rate of 1.597%, while the second swap has a notional amount of $50.0 with a fixed interest rate of 1.821%. The Company recorded a $0.6 mark-to-market gain to accumulated other comprehensive income on these swaps for the six months ended March 31, 2022.

In the first quarter of fiscal 2022, the Company entered into a ten-year interest rate swap contract with a notional amount of $50.0 with a fixed interest rate of 1.4918%. The Company recorded a $2.3 mark-to-market gain to accumulated other comprehensive income on this swap for the six months ended March 31, 2022.

In the second quarter of fiscal 2022, the Company entered into multiple ten-year interest rate swap contracts with a cumulative total notional amount of $150.0 with fixed interest rates ranging from 1.64750% to 1.7460%. The Company recorded a $3.9 mark-to-market gain to accumulated other comprehensive income on these swaps for the six months ended March 31, 2022.

As of March 31, 2022, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net asset of $20.8 on open swaps for the current fiscal year.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2022 – January 31, 2022	116	$65.23	—	—
February 1, 2022 – February 28, 2022	—	—	—	—
March 1, 2022 – March 31, 2022	186	66.01	—	—
Total	302	65.71	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of March 31, 2022, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1*

Twenty-Fourth Supplemental Indenture, dated as of June 1, 1999, between Laclede Gas and State Street Bank and Trust Company of Missouri, N.A., as trustee; filed as Exhibit 4.01 to Laclede Gas’ Current Report on Form 8-K filed June 4, 1999.

4.2	Thirty-Seventh Supplemental Indenture, dated as of May 2, 2022, between Spire Missouri and UMB Bank & Trust, N.A., as trustee.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

* Incorporated herein by reference and made a part hereof. Spire Missouri Inc. File No. 1-1822. Laclede Gas Company changed its name to Spire Missouri Inc. effective August 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	May 6, 2022	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	May 6, 2022	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	May 6, 2022	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)