Form 10-Q
period 2022-06-30
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2022-08-04
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of July 31, 2022, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	52,492,777
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	25,325
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Operating Revenues	$448.0	$327.8	$1,884.3	$1,945.3
Operating Expenses:
Natural gas	203.3	96.9	844.5	897.2
Operation and maintenance	102.3	112.0	331.9	342.6
Depreciation and amortization	60.4	53.1	176.2	155.4
Taxes, other than income taxes	44.1	32.6	153.3	126.6
Total Operating Expenses	410.1	294.6	1,505.9	1,521.8
Operating Income	37.9	33.2	378.4	423.5
Interest Expense, Net	29.3	26.9	85.4	78.4
Other (Expense) Income, Net	(12.1)	(1.0)	(8.1)	5.1
(Loss) income Before Income Taxes	(3.5)	5.3	284.9	350.2
Income Tax (Benefit) Expense	(2.1)	—	57.0	68.6
Net (Loss) Income	(1.4)	5.3	227.9	281.6
Provision for preferred dividends	3.7	3.7	11.1	11.1
Income allocated to participating securities	—	0.1	0.3	0.5
Net (Loss) Income Available to Common Shareholders	$(5.1)	$1.5	$216.5	$270.0

Weighted Average Number of Common Shares Outstanding:
Basic	52.2	51.6	51.9	51.6
Diluted	52.3	51.7	52.0	51.7
Basic (Loss) Earnings Per Common Share	$(0.10)	$0.03	$4.17	$5.24
Diluted (Loss) Earnings Per Common Share	$(0.10)	$0.03	$4.16	$5.23

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net (Loss) Income	$(1.4)	$5.3	$227.9	$281.6
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	24.3	(4.2)	38.2	56.5
Amounts reclassified into net income	(0.2)	(0.3)	(0.9)	(1.0)
Net gain (loss) on cash flow hedging derivative instruments	24.1	(4.5)	37.3	55.5
Net gain on defined benefit pension and other postretirement plans	0.2	0.1	0.4	0.3
Net unrealized loss on available for sale securities	(0.1)	—	(0.3)	(0.1)
Other Comprehensive Income (Loss), Before Tax	24.2	(4.4)	37.4	55.7
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	5.7	(1.0)	8.8	12.6
Other Comprehensive Income (Loss), Net of Tax	18.5	(3.4)	28.6	43.1
Comprehensive Income	$17.1	$1.9	$256.5	$324.7

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2022	2021	2021
ASSETS
Utility Plant	$7,549.7	$7,225.0	$7,110.2
Less: Accumulated depreciation and amortization	2,256.7	2,169.3	2,173.1
Net Utility Plant	5,293.0	5,055.7	4,937.1
Non-utility Property (net of accumulated depreciation and amortization of $46.0, $32.1 and $28.8 at June 30, 2022, September 30, 2021, and June 30, 2021, respectively)	476.9	471.1	463.6
Other Investments	90.5	83.1	76.4
Total Other Property and Investments	567.4	554.2	540.0
Current Assets:
Cash and cash equivalents	16.0	4.3	23.9
Accounts receivable:
Utility	266.1	338.4	342.6
Other	353.7	288.2	193.9
Allowance for credit losses	(32.6)	(30.3)	(34.5)
Delayed customer billings	45.4	9.2	13.2
Inventories:
Natural gas	250.8	267.7	179.9
Propane gas	8.6	8.7	8.7
Materials and supplies	40.9	28.6	27.8
Regulatory assets	152.0	306.5	65.1
Prepayments	55.0	29.0	42.4
Other	105.2	66.2	35.3
Total Current Assets	1,261.1	1,316.5	898.3
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,205.6	993.5	1,119.4
Other	285.2	264.9	226.9
Total Deferred Charges and Other Assets	2,662.4	2,430.0	2,517.9
Total Assets	$9,783.9	$9,356.4	$8,893.3

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2022	2021	2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at June 30, 2022, September 30, 2021, and June 30, 2021)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 52.5 million, 51.7 million, and 51.7 million shares issued and outstanding at June 30, 2022, September 30, 2021, and June 30, 2021, respectively)	52.5	51.7	51.7
Paid-in capital	1,570.0	1,517.9	1,513.9
Retained earnings	949.2	843.0	887.6
Accumulated other comprehensive income	32.2	3.6	1.9
Total Shareholders' Equity	2,845.9	2,658.2	2,697.1
Temporary equity	15.0	9.8	9.3
Long-term debt (less current portion)	3,207.9	2,939.1	2,939.0
Total Capitalization	6,068.8	5,607.1	5,645.4
Current Liabilities:
Current portion of long-term debt	31.2	55.8	110.8
Notes payable	709.2	672.0	461.0
Accounts payable	581.2	409.9	294.3
Advance customer billings	7.6	32.1	13.8
Wages and compensation accrued	50.0	59.5	56.1
Customer deposits	28.6	28.9	29.1
Taxes accrued	76.8	78.8	68.1
Regulatory liabilities	3.2	34.6	46.8
Other	262.1	236.7	211.8
Total Current Liabilities	1,749.9	1,608.3	1,291.8
Deferred Credits and Other Liabilities:
Deferred income taxes	675.8	612.3	605.8
Pension and postretirement benefit costs	199.6	235.9	231.8
Asset retirement obligations	535.4	519.6	556.5
Regulatory liabilities	389.0	620.9	414.6
Other	165.4	152.3	147.4
Total Deferred Credits and Other Liabilities	1,965.2	2,141.0	1,956.1
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$9,783.9	$9,356.4	$8,893.3

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2022:
Balance at March 31, 2022	52,116,667	$52.1	$242.0	$1,541.1	$992.3	$13.7	$2,841.2
Net loss	—	—	—	—	(1.4)	—	(1.4)
Common stock issued	365,625	0.4	—	27.2	—	—	27.6
Dividend reinvestment plan	5,245	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.3	—	—	1.3
Stock issued under stock-based compensation plans	(135)	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(620)	—	—	—	—	—	—
Temporary equity adjustment to redemption value	—	—	—	—	(2.2)	—	(2.2)
Dividends declared:
Common stock ($0.685 per share)	—	—	—	—	(35.8)	—	(35.8)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	18.5	18.5
Balance at June 30, 2022	52,486,782	$52.5	$242.0	$1,570.0	$949.2	$32.2	$2,845.9

Nine Months Ended June 30, 2022:
Balance at September 30, 2021	51,684,883	$51.7	$242.0	$1,517.9	$843.0	$3.6	$2,658.2
Net income	—	—	—	—	227.9	—	227.9
Common stock issued	719,625	0.7	—	50.0	—	—	50.7
Dividend reinvestment plan	18,514	—	—	1.2	—	—	1.2
Stock-based compensation costs	—	—	—	2.7	—	—	2.7
Stock issued under stock-based compensation plans	91,293	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(27,533)	—	—	(1.7)	—	—	(1.7)
Temporary equity adjustment to redemption value	—	—	—	—	(3.4)	—	(3.4)
Dividends declared:
Common stock ($2.055 per share)	—	—	—	—	(107.2)	—	(107.2)
Preferred stock ($1.10625 per depositary share)	—	—	—	—	(11.1)	—	(11.1)
Other comprehensive income, net of tax	—	—	—	—	—	28.6	28.6
Balance at June 30, 2022	52,486,782	$52.5	$242.0	$1,570.0	$949.2	$32.2	$2,845.9

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2021:
Balance at March 31, 2021	51,674,256	$51.7	$242.0	$1,512.2	$920.1	$5.3	$2,731.3
Net income	—	—	—	—	5.3	—	5.3
Dividend reinvestment plan	5,715	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	2.0	—	—	2.0
Stock issued under stock-based compensation plans	824	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(813)	—	—	(0.1)	—	—	(0.1)
Equity units issued	—	—	—	(0.6)	—	—	(0.6)
Temporary equity adjustment to redemption value	—	—	—	—	0.4	—	0.4
Dividends declared:
Common stock ($0.65 per share)	—	—	—	—	(34.5)	—	(34.5)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(3.4)	(3.4)
Balance at June 30, 2021	51,679,982	$51.7	$242.0	$1,513.9	$887.6	$1.9	$2,697.1

Nine Months Ended June 30, 2021:
Balance at September 30, 2020	51,611,789	$51.6	$242.0	$1,549.2	$720.7	$(41.2)	$2,522.3
Net income	—	—	—	—	281.6	—	281.6
Dividend reinvestment plan	18,260	—	—	1.1	—	—	1.1
Stock-based compensation costs	—	—	—	5.4	—	—	5.4
Stock issued under stock-based compensation plans	65,234	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(15,301)	—	—	(1.0)	—	—	(1.0)
Equity units issued	—	—	—	(40.7)	—	—	(40.7)
Temporary equity adjustment to redemption value	—	—	—	—	(1.7)	—	(1.7)
Dividends declared:
Common stock ($1.95 per share)	—	—	—	—	(101.9)	—	(101.9)
Preferred stock ($1.10625 per depository share)	—	—	—	—	(11.1)	—	(11.1)
Other comprehensive income, net of tax	—	—	—	—	—	43.1	43.1
Balance at June 30, 2021	51,679,982	$51.7	$242.0	$1,513.9	$887.6	$1.9	$2,697.1

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2022	2021
Operating Activities:
Net Income	$227.9	$281.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176.2	155.4
Deferred income taxes and investment tax credits	57.0	68.4
Changes in assets and liabilities:
Accounts receivable	9.1	(248.6)
Inventories	4.9	(22.4)
Regulatory assets and liabilities	(323.8)	(3.1)
Accounts payable	180.3	79.7
Delayed/advance customer billings, net	(60.8)	(34.8)
Taxes accrued	(2.2)	(3.3)
Other assets and liabilities	(70.1)	(61.7)
Other	6.1	9.5
Net cash provided by operating activities	204.6	220.7
Investing Activities:
Capital expenditures	(402.5)	(463.2)
Other	4.2	1.5
Net cash used in investing activities	(398.3)	(461.7)
Financing Activities:
Issuance of long-term debt	300.0	629.1
Repayment of long-term debt	(55.8)	(60.4)
Issuance (repayment) of short-term debt, net	37.2	(187.0)
Issuance of common stock	51.9	0.6
Dividends paid on common stock	(105.9)	(99.6)
Dividends paid on preferred stock	(11.1)	(11.1)
Other	(3.8)	(10.8)
Net cash provided by financing activities	212.5	260.8
Net Increase in Cash, Cash Equivalents, and Restricted Cash	18.8	19.8
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	11.3	4.1
Cash, Cash Equivalents, and Restricted Cash at End of Period	$30.1	$23.9

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(80.2)	$(65.9)
Income taxes	(0.7)	(0.4)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2022	2021	2022	2021
Operating Revenues	$236.7	$192.1	$1,155.8	$1,338.5
Operating Expenses:
Natural gas	94.7	55.6	538.8	754.6
Operation and maintenance	59.5	64.3	190.1	190.0
Depreciation and amortization	37.3	31.6	107.4	93.0
Taxes, other than income taxes	32.3	22.2	111.0	86.2
Total Operating Expenses	223.8	173.7	947.3	1,123.8
Operating Income	12.9	18.4	208.5	214.7
Interest Expense, Net	14.7	12.7	43.4	36.1
Other (Expense) Income, Net	(9.7)	(2.6)	(6.2)	0.9
(Loss) Income Before Income Taxes	(11.5)	3.1	158.9	179.5
Income Tax (Benefit) Expense	(3.1)	—	23.8	26.7
Net (Loss) Income	(8.4)	3.1	135.1	152.8
Other Comprehensive Income, Net of Tax	0.2	0.1	0.4	0.3
Comprehensive (Loss) Income	$(8.2)	$3.2	$135.5	$153.1

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2022	2021	2021
ASSETS
Utility Plant	$4,498.7	$4,266.6	$4,173.9
Less: Accumulated depreciation and amortization	965.7	905.1	883.3
Net Utility Plant	3,533.0	3,361.5	3,290.6
Other Property and Investments	61.3	60.2	60.7
Current Assets:
Cash and cash equivalents	7.0	—	4.3
Accounts receivable:
Utility	162.2	279.0	290.8
Associated companies	1.7	4.7	38.4
Other	12.2	57.5	21.5
Allowance for credit losses	(25.1)	(22.6)	(27.4)
Delayed customer billings	43.7	2.4	9.9
Inventories:
Natural gas	140.4	176.7	133.3
Propane gas	8.6	8.7	8.7
Materials and supplies	22.1	15.0	15.4
Regulatory assets	89.9	276.3	36.6
Prepayments	31.6	19.7	28.4
Other	—	0.1	—
Total Current Assets	494.3	817.5	559.9
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	664.6	483.1	583.8
Other	127.2	125.6	98.0
Total Deferred Charges and Other Assets	1,002.0	818.9	892.0
Total Assets	$5,090.6	$5,058.1	$4,803.2

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2022	2021	2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 25,325, 24,577, and 24,577 shares issued and outstanding at June 30, 2022, September 30, 2021, and June 30, 2021, respectively)	$816.2	$765.1	$765.1
Retained earnings	952.1	817.0	825.7
Accumulated other comprehensive loss	(3.8)	(4.2)	(2.6)
Total Shareholder's Equity	1,764.5	1,577.9	1,588.2
Long-term debt	1,637.4	1,338.4	1,338.6
Total Capitalization	3,401.9	2,916.3	2,926.8
Current Liabilities:
Notes payable	—	250.0	250.0
Notes payable – associated companies	285.4	240.9	217.5
Accounts payable	110.5	89.7	58.8
Accounts payable – associated companies	15.5	10.2	7.6
Advance customer billings	—	19.7	5.4
Wages and compensation accrued	33.7	40.3	36.6
Customer deposits	7.1	8.0	8.1
Taxes accrued	41.0	41.2	33.9
Regulatory liabilities	—	17.1	27.1
Other	45.1	47.4	43.6
Total Current Liabilities	538.3	764.5	688.6
Deferred Credits and Other Liabilities:
Deferred income taxes	501.6	480.0	475.7
Pension and postretirement benefit costs	142.0	159.5	155.3
Asset retirement obligations	147.8	143.4	158.1
Regulatory liabilities	300.8	538.8	342.8
Other	58.2	55.6	55.9
Total Deferred Credits and Other Liabilities	1,150.4	1,377.3	1,187.8
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$5,090.6	$5,058.1	$4,803.2

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2022:
Balance at March 31, 2022	24,929	$0.1	$788.3	$960.5	$(4.0)	$1,744.9
Net loss	—	—	—	(8.4)	—	(8.4)
Common stock issued to Spire Inc.	396	—	27.8	—	—	27.8
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at June 30, 2022	25,325	$0.1	$816.1	$952.1	$(3.8)	$1,764.5

Nine Months Ended June 30, 2022:
Balance at September 30, 2021	24,577	$0.1	$765.0	$817.0	$(4.2)	$1,577.9
Net income	—	—	—	135.1	—	135.1
Common stock issued to Spire Inc.	748	—	51.1	—	—	51.1
Other comprehensive income, net of tax	—	—	—	—	0.4	0.4
Balance at June 30, 2022	25,325	$0.1	$816.1	$952.1	$(3.8)	$1,764.5

Three Months Ended June 30, 2021:
Balance at March 31, 2021	24,577	$0.1	$765.0	$822.6	$(2.7)	$1,585.0
Net income	—	—	—	3.1	—	3.1
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at June 30, 2021	24,577	$0.1	$765.0	$825.7	$(2.6)	$1,588.2

Nine Months Ended June 30, 2021:
Balance at September 30, 2020	24,577	$0.1	$765.0	$672.9	$(2.9)	$1,435.1
Net income	—	—	—	152.8	—	152.8
Other comprehensive income, net of tax	—	—	—	—	0.3	0.3
Balance at June 30, 2021	24,577	$0.1	$765.0	$825.7	$(2.6)	$1,588.2

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2022	2021
Operating Activities:
Net Income	$135.1	$152.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	107.4	93.0
Deferred income taxes and investment tax credits	23.8	26.7
Changes in assets and liabilities:
Accounts receivable	167.6	(212.1)
Inventories	29.4	(36.0)
Regulatory assets and liabilities	(260.8)	(17.9)
Accounts payable	25.8	(1.1)
Delayed/advance customer billings, net	(61.0)	(34.8)
Taxes accrued	(0.2)	(5.2)
Other assets and liabilities	(48.5)	(95.8)
Other	1.0	0.5
Net cash provided by (used in) operating activities	119.6	(129.9)
Investing Activities:
Capital expenditures	(258.7)	(279.2)
Other	2.6	1.1
Net cash used in investing activities	(256.1)	(278.1)
Financing Activities:
Issuance of long-term debt	300.0	304.1
Repayment of long-term debt	—	(55.0)
(Repayment) issuance of short-term debt, net	(250.0)	250.0
Borrowings from (repayments to) Spire, net	44.5	(83.7)
Issuance of common stock	51.1	—
Other	(2.1)	(3.1)
Net cash provided by financing activities	143.5	412.3
Net Change in Cash and Cash Equivalents	7.0	4.3
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$7.0	$4.3

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(43.9)	$(33.1)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2022	2021	2022	2021
Operating Revenues	$115.7	$93.3	$446.4	$429.5
Operating Expenses:
Natural gas	41.0	24.1	138.6	129.0
Operation and maintenance	29.2	31.9	96.6	98.4
Depreciation and amortization	16.9	16.1	50.1	46.3
Taxes, other than income taxes	8.6	7.9	32.1	30.8
Total Operating Expenses	95.7	80.0	317.4	304.5
Operating Income	20.0	13.3	129.0	125.0
Interest Expense, Net	5.2	5.2	15.0	15.2
Other (Expenses) Income, Net	(0.7)	0.6	(0.2)	2.0
Income Before Income Taxes	14.1	8.7	113.8	111.8
Income Tax Expense	3.6	2.2	28.7	28.3
Net Income	$10.5	$6.5	$85.1	$83.5

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2022	2021	2021
ASSETS
Utility Plant	$2,663.0	$2,586.5	$2,569.1
Less: Accumulated depreciation and amortization	1,153.8	1,124.8	1,150.4
Net Utility Plant	1,509.2	1,461.7	1,418.7
Current Assets:
Cash and cash equivalents	3.7	—	9.5
Accounts receivable:
Utility	92.9	49.8	42.6
Associated companies	0.8	0.6	0.5
Other	5.8	6.4	5.6
Allowance for credit losses	(6.6)	(6.6)	(6.0)
Delayed customer billings	1.6	6.7	3.2
Inventories:
Natural gas	69.1	35.5	24.5
Materials and supplies	15.3	10.8	9.7
Regulatory assets	52.9	18.8	17.1
Prepayments	8.3	5.4	8.2
Total Current Assets	243.8	127.4	114.9
Deferred Charges and Other Assets:
Regulatory assets	514.1	483.3	508.2
Deferred income taxes	5.5	34.2	30.9
Other	81.0	63.9	53.6
Total Deferred Charges and Other Assets	600.6	581.4	592.7
Total Assets	$2,353.6	$2,170.5	$2,126.3

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2022	2021	2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$316.9	$328.9	$328.9
Retained earnings	613.7	552.6	567.8
Total Shareholder's Equity	930.6	881.5	896.7
Long-term debt (less current portion)	571.4	571.2	571.2
Total Capitalization	1,502.0	1,452.7	1,467.9
Current Liabilities:
Current portion of long-term debt	—	50.0	50.0
Notes payable – associated companies	196.3	49.0	—
Accounts payable	85.7	52.3	34.8
Accounts payable – associated companies	8.1	6.0	4.5
Advance customer billings	6.1	11.2	7.2
Wages and compensation accrued	7.6	9.3	8.6
Customer deposits	18.9	18.4	18.4
Taxes accrued	29.3	30.4	27.8
Regulatory liabilities	—	13.4	15.5
Other	21.3	17.3	15.4
Total Current Liabilities	373.3	257.3	182.2
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	50.9	66.7	65.8
Asset retirement obligations	373.7	362.8	385.5
Regulatory liabilities	24.0	23.4	17.5
Other	29.7	7.6	7.4
Total Deferred Credits and Other Liabilities	478.3	460.5	476.2
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$2,353.6	$2,170.5	$2,126.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended June 30, 2022:
Balance at March 31, 2022	1,972,052	$—	$322.9	$611.2	$934.1
Net income	—	—	—	10.5	10.5
Return of capital to Spire	—	—	(6.0)	—	(6.0)
Dividends declared	—	—	—	(8.0)	(8.0)
Balance at June 30, 2022	1,972,052	$—	$316.9	$613.7	$930.6

Nine Months Ended June 30, 2022:
Balance at September 30, 2021	1,972,052	$—	$328.9	$552.6	$881.5
Net income	—	—	—	85.1	85.1
Return of capital to Spire	—	—	(12.0)	—	(12.0)
Dividends declared	—	—	—	(24.0)	(24.0)
Balance at June 30, 2022	1,972,052	$—	$316.9	$613.7	$930.6

Three Months Ended June 30, 2021:
Balance at March 31, 2021	1,972,052	$—	$328.9	$566.8	$895.7
Net income	—	—	—	6.5	6.5
Dividends declared	—	—	—	(5.5)	(5.5)
Balance at June 30, 2021	1,972,052	$—	$328.9	$567.8	$896.7

Nine Months Ended June 30, 2021:
Balance at September 30, 2020	1,972,052	$—	$350.9	$500.8	$851.7
Net income	—	—	—	83.5	83.5
Return of capital to Spire	—	—	(22.0)	—	(22.0)
Dividends declared	—	—	—	(16.5)	(16.5)
Balance at June 30, 2021	1,972,052	$—	$328.9	$567.8	$896.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2022	2021
Operating Activities:
Net Income	$85.1	$83.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.1	46.3
Deferred income taxes and investment tax credits	28.7	28.3
Changes in assets and liabilities:
Accounts receivable	(42.7)	(10.4)
Inventories	(38.1)	(3.3)
Regulatory assets and liabilities	(67.4)	7.1
Accounts payable	41.6	1.9
Delayed/advance customer billings	(0.1)	(0.1)
Taxes accrued	(1.2)	(0.2)
Other assets and liabilities	(17.4)	(8.2)
Other	—	0.2
Net cash provided by operating activities	38.6	145.1
Investing Activities:
Capital expenditures	(105.0)	(125.5)
Other	0.7	0.6
Net cash used in investing activities	(104.3)	(124.9)
Financing Activities:
Issuance of long-term debt	—	150.0
Repayment of long-term debt	(50.0)	—
Borrowings from (repayments to) Spire, net	147.4	(121.3)
Return of capital to Spire	(12.0)	(22.0)
Dividends paid	(16.0)	(16.5)
Other	—	(0.9)
Net cash provided by (used in) financing activities	69.4	(10.7)
Net Increase in Cash and Cash Equivalents	3.7	9.5
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$3.7	$9.5

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(14.7)	$(13.2)
Income taxes	—	—

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Spire Missouri
Purchases of natural gas from Spire Marketing Inc.	$26.2	$9.2	$62.3	$77.5
Transportation services received from Spire STL Pipeline LLC	8.0	7.9	23.9	23.9
Sales of natural gas to Spire Marketing Inc.	—	—	—	1.1
Transportation services received from Spire NGL Inc.	—	—	—	0.5
Spire Alabama
Purchases of natural gas from Spire Marketing Inc.	$3.2	$—	$3.2	$10.6
Sales of natural gas to Spire Marketing Inc.	—	—	—	0.1

RESTRICTED CASH – In Spire’s statement of cash flows for the period ended June 30, 2022, total Cash, Cash Equivalents, and Restricted Cash included $14.1 and $7.0 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of June 30, 2022 and September 30, 2021, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in a trust account based on collateral requirements for reinsurance at Spire’s risk management company.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	June 30,	September 30,	June 30,
	2022	2021	2021
Spire	$52.6	$59.5	$41.5
Spire Missouri	39.2	37.1	27.6
Spire Alabama	7.7	13.6	6.7

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Accounts receivable are written off when they are deemed to be uncollectible. An allowance for expected credit losses is estimated and updated based on relevant data and trends such as accounts receivable aging, historical write-off experience, current write-off trends, economic conditions, and the impact of weather and availability of customer payment assistance on collection trends. For the Utilities, net write-offs as a percentage of revenue has historically been the best predictor of base net write-off experience over time. Management judgment is applied in the development of the allowance due to the complexity of variables and subjective nature of certain relevant factors. The accounts receivable of Spire’s non-utility businesses are evaluated separately from those of the Utilities. The allowance for credit losses for those other businesses is based on a continuous evaluation of the individual counterparty risk and is not significant for the periods presented. Activity in the allowance for credit losses is shown in the following tables.

	Spire		Spire Missouri		Spire Alabama
Three Months Ended June 30,	2022	2021	2022	2021	2022	2021
Allowance at beginning of period	$35.1	$34.4	$27.0	$26.6	$7.1	$6.5
Provision for expected credit losses	1.9	1.9	1.8	1.8	—	0.1
Write-offs, net of recoveries	(4.4)	(1.8)	(3.7)	(1.0)	(0.5)	(0.6)
Allowance at end of period	$32.6	$34.5	$25.1	$27.4	$6.6	$6.0

Nine Months Ended June 30,	2022	2021	2022	2021	2022	2021
Allowance at beginning of period	$30.3	$24.9	$22.6	$18.1	$6.6	$5.5
Provision for expected credit losses	8.6	12.6	8.6	10.8	—	1.4
Write-offs, net of recoveries	(6.3)	(3.0)	(6.1)	(1.5)	—	(0.9)
Allowance at end of period	$32.6	$34.5	$25.1	$27.4	$6.6	$6.0

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Spire
Gas Utility:
Residential	$239.5	$200.4	$1,268.8	$1,087.9
Commercial and industrial	86.2	63.6	275.6	535.8
Transportation	26.9	28.7	91.6	95.1
Off-system and other incentive	10.1	7.2	26.9	147.1
Other customer revenue	5.6	3.9	15.7	(5.8)
Total revenue from contracts with customers	368.3	303.8	1,678.6	1,860.1
Changes in accrued revenue under alternative revenue programs	9.1	2.9	19.7	(2.1)
Total Gas Utility operating revenues	377.4	306.7	1,698.3	1,858.0
Gas Marketing	64.1	15.1	171.4	73.3
Other	18.7	17.8	53.4	50.1
Total before eliminations	460.2	339.6	1,923.1	1,981.4
Intersegment eliminations (see Note 9, Information by Operating Segment)	(12.2)	(11.8)	(38.8)	(36.1)
Total Operating Revenues	$448.0	$327.8	$1,884.3	$1,945.3

Spire Missouri
Residential	$171.1	$144.4	$947.3	$772.8
Commercial and industrial	51.9	35.0	140.0	408.9
Transportation	7.1	7.4	26.4	26.3
Off-system and other incentive	4.5	4.5	20.3	140.4
Other customer revenue	3.2	2.0	9.1	(12.6)
Total revenue from contracts with customers	237.8	193.3	1,143.1	1,335.8
Changes in accrued revenue under alternative revenue programs	(1.1)	(1.2)	12.7	2.7
Total Operating Revenues	$236.7	$192.1	$1,155.8	$1,338.5

Spire Alabama
Residential	$56.2	$45.6	$266.2	$259.6
Commercial and industrial	24.0	21.3	101.6	98.8
Transportation	17.4	18.7	57.5	60.9
Off-system and other incentive	5.6	2.8	6.6	6.7
Other customer revenue	1.5	1.2	4.2	3.2
Total revenue from contracts with customers	104.7	89.6	436.1	429.2
Changes in accrued revenue under alternative revenue programs	11.0	3.7	10.3	0.3
Total Operating Revenues	$115.7	$93.3	$446.4	$429.5

As discussed in Note 4, Regulatory Matters, Spire Missouri (1) reduced “Commercial and industrial” revenue by approximately $150 for the nine months ended June 30, 2022, to reflect a 2022 settlement in principle regarding February 2021 Operational Flow Order charges and (2) recorded a $25.0 revenue adjustment related to “Off-system and other incentive” sales during February 2021, resulting in negative “Other customer revenue” for the nine months ended June 30, 2021.

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Spire	$23.3	$17.9	$97.1	$81.8
Spire Missouri	16.7	12.3	70.6	56.1
Spire Alabama	5.5	4.7	22.5	21.8

3. EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Basic Earnings Per Common Share:
Net (Loss) Income	$(1.4)	$5.3	$227.9	$281.6
Less: Provision for preferred dividends	3.7	3.7	11.1	11.1
Income allocated to participating securities	—	0.1	0.3	0.5
(Loss) Income Available to Common Shareholders	$(5.1)	$1.5	$216.5	$270.0
Weighted Average Common Shares Outstanding (in millions)	52.2	51.6	51.9	51.6
Basic (Loss) Earnings Per Common Share	$(0.10)	$0.03	$4.17	$5.24

Diluted Earnings Per Common Share:
Net (Loss) Income	$(1.4)	$5.3	$227.9	$281.6
Less: Provision for preferred dividends	3.7	3.7	11.1	11.1
Income allocated to participating securities	—	0.1	0.3	0.5
(Loss) Income Available to Common Shareholders	$(5.1)	$1.5	$216.5	$270.0
Weighted Average Common Shares Outstanding (in millions)	52.2	51.6	51.9	51.6
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.1	0.1	0.1	0.1
Weighted Average Diluted Common Shares (in millions)	52.3	51.7	52.0	51.7
Diluted (Loss) Earnings Per Common Share	$(0.10)	$0.03	$4.16	$5.23

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.1	0.1	0.2	0.1

4. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of June 30, 2022, September 30, 2021, and June 30, 2021.

	June 30,	September 30,	June 30,
Spire	2022	2021	2021
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$—	$31.1	$31.0
Unamortized purchased gas adjustments	123.4	243.5	0.5
Other	28.6	31.9	33.6
Total Current Regulatory Assets	152.0	306.5	65.1
Noncurrent:
Pension and postretirement benefit costs	317.5	313.8	377.3
Cost of removal	471.9	431.9	449.1
Future income taxes due from customers	140.4	132.9	130.2
Energy efficiency	54.1	47.6	45.6
Unamortized purchased gas adjustments	97.4	—	43.9
Other	124.3	67.3	73.3
Total Noncurrent Regulatory Assets	1,205.6	993.5	1,119.4
Total Regulatory Assets	$1,357.6	$1,300.0	$1,184.5
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$—	$5.8	$5.8
Unamortized purchased gas adjustments	—	11.0	23.0
Other	3.2	17.8	18.0
Total Current Regulatory Liabilities	3.2	34.6	46.8
Noncurrent:
Deferred taxes due to customers	148.7	127.5	130.4
Pension and postretirement benefit costs	185.0	159.3	176.7
Accrued cost of removal	40.7	36.2	29.1
Unamortized purchased gas adjustments	—	284.3	42.2
Other	14.6	13.6	36.2
Total Noncurrent Regulatory Liabilities	389.0	620.9	414.6
Total Regulatory Liabilities	$392.2	$655.5	$461.4

	June 30,	September 30,	June 30,
Spire Missouri	2022	2021	2021
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$—	$21.9	$21.9
Unamortized purchased gas adjustments	89.7	242.8	—
Other	0.2	11.6	14.7
Total Current Regulatory Assets	89.9	276.3	36.6
Noncurrent:
Future income taxes due from customers	131.8	124.2	121.5
Pension and postretirement benefit costs	238.5	226.0	287.3
Energy efficiency	54.1	47.6	45.6
Unamortized purchased gas adjustments	97.4	—	43.9
Cost of removal	34.9	34.9	29.4
Other	107.9	50.4	56.1
Total Noncurrent Regulatory Assets	664.6	483.1	583.8
Total Regulatory Assets	$754.5	$759.4	$620.4
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$—	$3.6	$3.6
Unamortized purchased gas adjustments	—	—	9.0
Other	—	13.5	14.5
Total Current Regulatory Liabilities	—	17.1	27.1
Noncurrent:
Deferred taxes due to customers	131.3	110.2	113.0
Pension and postretirement benefit costs	154.5	131.4	157.0
Accrued cost of removal	7.3	4.9	—
Unamortized purchased gas adjustments	—	284.3	42.2
Other	7.7	8.0	30.6
Total Noncurrent Regulatory Liabilities	300.8	538.8	342.8
Total Regulatory Liabilities	$300.8	$555.9	$369.9

	June 30,	September 30,	June 30,
Spire Alabama	2022	2021	2021
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$—	$8.2	$8.2
Unamortized purchased gas adjustments	31.6	—	—
Other	21.3	10.6	8.9
Total Current Regulatory Assets	52.9	18.8	17.1
Noncurrent:
Future income taxes due from customers	2.2	2.2	2.2
Pension and postretirement benefit costs	73.8	82.9	85.1
Cost of removal	437.0	397.0	419.7
Other	1.1	1.2	1.2
Total Noncurrent Regulatory Assets	514.1	483.3	508.2
Total Regulatory Assets	$567.0	$502.1	$525.3
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$—	$2.2	$2.2
Unamortized purchased gas adjustments	—	10.2	13.1
Other	—	1.0	0.2
Total Current Regulatory Liabilities	—	13.4	15.5
Noncurrent:
Pension and postretirement benefit costs	20.4	19.8	13.9
Other	3.6	3.6	3.6
Total Noncurrent Regulatory Liabilities	24.0	23.4	17.5
Total Regulatory Liabilities	$24.0	$36.8	$33.0

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	June 30,	September 30,	June 30,
	2022	2021	2021
Spire
Pension and postretirement benefit costs	$165.8	$165.7	$194.4
Future income taxes due from customers	138.2	130.7	128.0
Unamortized purchased gas adjustments	187.2	242.8	—
Other	130.9	86.0	130.5
Total Regulatory Assets Not Earning a Return	$622.1	$625.2	$452.9

Spire Missouri
Pension and postretirement benefit costs	$165.8	$165.7	$194.4
Future income taxes due from customers	131.8	124.2	121.5
Unamortized purchased gas adjustments	187.2	242.8	—
Other	130.9	86.0	130.5
Total Regulatory Assets Not Earning a Return	$615.7	$618.7	$446.4

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

Spire Missouri

The MoPSC approved compliance tariffs with an effective date of December 23, 2021, in Spire Missouri’s general rate case GR-2021-0108. These new tariffs were designed to increase Spire Missouri’s aggregate annual gross base rate revenues by $72.2, which includes $24.9 incremental and $47.3 already being collected through the Infrastructure System Replacement Surcharge (ISRS). The decision, as reflected in the amended report and order dated November 12, 2021, revised the MoPSC’s long-standing position regarding Spire Missouri’s compliance with the FERC Uniform System of Accounts (USOA) on the capitalization of prudently incurred non-operational overheads. The amended report and order required Spire Missouri to cease capitalization of these overhead costs at the time new rates went into effect until a MoPSC staff audit of their revised interpretation of compliance with the USOA framework could be completed. MoPSC staff completed this audit and filed its audit report on March 18, 2022. The report recommends changes to Spire Missouri’s overhead capitalization rates based upon its new time study and the results of the audit. On April 13, 2022, the MoPSC issued an Order Authorizing Accounting Treatment clarifying that Spire Missouri may defer all non-operational overheads from December 23, 2021 forward into a regulatory asset for future review by the MoPSC in an appropriate proceeding. Based on Spire Missouri’s assessment of recoverability, the total amount deferred under this order was $30.4 through June 30, 2022, comprising:

•	$12.5 in accordance with new capitalization rates determined by the study and audit;
•	$12.9 of prudent costs which are in excess of the capitalization rates determined by the study and audit; and
•	$5.0 of prudent costs related to the ISRS settlement discussed below.

On April 1, 2022, Spire Missouri filed tariff sheets to initiate a new general rate case proceeding which is intended to address the deferred amounts, along with other matters, and is expected to be resolved in nine to eleven months. The proposed tariff changes include revised rate schedules designed to produce an annual net increase in Spire Missouri’s gas revenues of approximately $151.9. Pursuant to the procedural schedule set by the MoPSC, intervenor direct testimony will be filed in late August and early September 2022. An evidentiary hearing is set to begin November 28, 2022. The MoPSC has set a test year ending September 30, 2021, adjusted for known and measurable rate base, revenue and expense items through May 31, 2022, with a true-up period through September 30, 2022.

In mid- February 2021, the central U.S. experienced a period of unusually severe cold weather (“Winter Storm Uri”), and Spire Missouri implemented an Operational Flow Order (OFO) to preserve the integrity of its distribution system. During this time, Spire Missouri was required to purchase additional natural gas supply, both to ensure adequate supply for its firm utility customers, and to cover the shortfall created when third-party marketers failed to deliver natural gas supply to its city gates on behalf of their customers. In accordance with its tariffs, Spire Missouri invoiced the cost of gas and associated penalties totaling $195.8 to non-compliant marketers pursuant to the MoPSC-approved OFO tariff and recorded accounts receivable. Recoveries collected will be an offset to cost of natural gas for firm utility customers through the Purchased Gas Adjustment (PGA) and Actual Cost Adjustment (ACA), so are net income neutral to Spire Missouri. The three largest counterparties did not remit payment when due, so Spire Missouri filed suit against them in federal court to recover the invoiced amounts. Some marketers filed complaints with the MoPSC requesting review of the transactions between them and Spire Missouri. Through the first quarter of fiscal 2022, the Company had no reason to believe the MoPSC would not follow the tariff and had determined collection was probable, so the entire amount was recognized. In late February 2022, the parties to the OFO waiver suits agreed to a settlement in principle, pursuant to which marketers will reimburse Spire Missouri for the actual cost of its incremental gas purchases to serve marketers’ customers during Winter Storm Uri, so Spire Missouri reduced revenue, accounts receivable, cost of gas and regulatory liabilities by approximately $150 in the second quarter of fiscal 2022. The settlement was approved by the MoPSC in late May 2022. Pursuant to the approved settlement, the marketers have begun making payments to Spire Missouri that will be credited to the PGA/ACA, the marketer complaints have been dismissed at the MoPSC, and Spire Missouri has dismissed its federal lawsuits against the marketers. Spire Missouri is not subject to any upstream OFO penalties on any interstate pipelines.

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

On December 23, 2021, Spire Missouri filed a new ISRS case, its first under the ISRS statute amendments of 2020, seeking accelerated recovery of $11.3 in annual revenue for eligible pipe replacement from June through December 2021. On April 21, 2022, the MoPSC approved a settlement among the parties to resolve the ISRS case, resulting in $8.5 in incremental annual revenue effective in May 2022. On June 3, 2022, Spire Missouri filed a new ISRS case, its first with the inclusion of the "Contractor Bid" requirement identified in the ISRS statute amendments of 2020, seeking accelerated recovery of $11.9 in annual revenue for eligible pipe replacement from January through June 2022.

On May 27, 2022, the Staff of the MoPSC (the "Staff") filed its ACA Review Recommendation and Report for the ACA period that first includes transportation charges incurred by Spire Missouri for service on the Spire STL Pipeline. That report concluded that the transaction complied with Missouri affiliate transaction rules and was prudent, and recommended no disallowance of any Spire STL Pipeline related costs from the ACA mechanism. On July 11, 2022, Spire Missouri filed its response comments in support of the Staff's recommendation. The Missouri Office of the Public Counsel and Environmental Defense Fund filed comments on July 29 and August 1, 2022, respectively, raising concerns about the Spire STL Pipeline transaction, the ACA process itself, and other matters. The MoPSC has not yet taken any further action in the docket.

Spire Alabama

On October 26, 2021, Spire Alabama made its annual Rate Stabilization and Equalization (RSE) rate filing with the APSC, presenting the utility’s budget for the fiscal year ending September 30, 2022, including net income and a calculation of allowed return on average common equity (ROE). Following a regulatory review, adjusted rates became effective January 1, 2022.

Spire Alabama filed GSA rate increases effective December 1, 2021, April 1, 2022, and August 1, 2022, primarily attributable to higher natural gas prices.

On July 12, 2022, the APSC approved Spire Alabama's application for an intercompany revolving credit agreement allowing Spire Alabama to borrow from Spire in a principal amount not to exceed $275.0 (up from the previously approved $200.0) at any time outstanding in combination with its bank line of credit, and to loan to Spire in a principal amount not to exceed $25.0 (unchanged) at any time outstanding.

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

In August 2018, the FERC approved an order issuing a Certificate of Public Convenience and Necessity for the Spire STL Pipeline ( “August 2018 Order”). In November 2018, the FERC issued a Notice to Proceed, and in November 2019, Spire STL Pipeline received FERC authorization to place the pipeline into service. Also, in November 2019, the FERC issued an Order on Rehearing of the August 2018 Order dismissing or denying the outstanding requests for rehearing filed by several parties, dismissing the request for stay filed by one party, and noting the withdrawal of the request for rehearing by another party. In January 2020, two of the rehearing parties filed petitions for review of the FERC’s orders with the U.S. Court of Appeals for the District of Columbia Circuit (“DC Circuit”). On June 22, 2021, that court issued an order vacating the Certificate of Public Convenience and Necessity and remanding the matter back to the FERC for further action. On September 14, 2021, and December 3, 2021, the FERC issued temporary certificates to allow the pipeline to continue operating indefinitely while it considers approval of a new permanent certificate. Certain parties in the temporary certificate proceeding sought rehearing of the FERC’s December 3, 2021 temporary certificate. The FERC denied rehearing by operation of law on February 3, 2022. On March 7, 2022, one group of the rehearing parties filed a petition for review of FERC’s December 3, 2021 temporary certificate order in the DC Circuit limited to whether the temporary certificates carry eminent domain authority. On June 29, 2022, the DC Circuit issued an order holding the proceeding in abeyance pending the outcome of the FERC remand proceeding.

Meanwhile, on December 15, 2021, the FERC issued a notice of intent to prepare a supplemental environmental impact statement (EIS) regarding the Spire STL Pipeline. On June 17, 2022, the FERC staff issued its draft EIS, concluding that "impacts from the continued operation of the Spire STL [Pipeline] would be less than significant, with the exception of climate change impacts resulting from GHG [greenhouse gas] emissions that are not characterized as significant or insignificant." The final EIS is not anticipated until October 7, 2022.

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

On October 9, 2020, Spire Storage West LLC (“Spire Storage”) filed with the FERC an Abbreviated Application for an Amendment of Certificate of Public Convenience and Necessity, Reaffirmation of Market-Based Rate Authority, and Related Authorizations pursuant to Section 7(c) of the Natural Gas Act. The application requests authorization to expand capacity and increase pipeline connectivity at certain of Spire Storage's natural gas storage facilities in Wyoming. On March 15, 2022, the FERC issued a final EIS for this project, concluding that construction and operation of the project would not result in significant environmental impacts and that project greenhouse gas emissions fall even below the FERC’s presumptive significance threshold for climate change impacts. On May 19, 2022, the FERC approved an order issuing certificates and granting abandonment as requested in the application. On June 21, 2022, following the submittal of an implementation plan, the FERC staff issued its limited notice to proceed with the project.

5. FINANCING

Short-term

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks, which was amended July 22, 2022, to increase the commitment and sublimits and extend the agreement through July 22, 2027. The amended loan agreement has an aggregate credit commitment of $1,300.0, including sublimits of $450.0 for the Spire holding company, $575.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,300.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating, as well as sustainability rate adjustments based on Spire's DART ("Days Away Restricted or Transferred") rate and methane emissions reductions. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower's consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on June 30, 2022, total debt was less than 60% of total capitalization for each borrower. There were no borrowings against this credit facility as of June 30, 2022.

Spire utilizes a commercial paper program (“CP Program”) pursuant to which Spire may issue short-term, unsecured commercial paper notes. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding under the CP Program at any time not to exceed $1,300.0. The notes may have maturities of up to 365 days from date of issue.

In March 2021, Spire Missouri entered into a loan agreement with several banks for a $250.0, 364-day unsecured term loan with an interest rate based on LIBOR plus 65 basis points. The loan was repaid in March 2022.

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of June 30, 2022, $545.2 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)	Spire Missouri		Spire Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Nine Months Ended June 30, 2022
Highest borrowings outstanding	$749.5	$250.0	$412.0	$199.9	$996.8
Lowest borrowings outstanding	408.0	—	43.2	38.4	462.5
Weighted average borrowings	565.3	151.1	217.7	128.2	716.4
Weighted average interest rate	0.6%	0.8%	0.6%	0.7%	0.6%
As of June 30, 2022
Borrowings outstanding	$709.2	$—	$285.4	$196.3	$709.2
Weighted average interest rate	2.0%	n/a	2.0%	2.0%	2.0%
As of September 30, 2021
Borrowings outstanding	$422.0	$250.0	$240.9	$49.0	$672.0
Weighted average interest rate	0.2%	0.7%	0.2%	0.2%	0.4%
As of June 30, 2021
Borrowings outstanding	$211.0	$250.0	$217.5	$—	$461.0
Weighted average interest rate	0.2%	0.7%	0.2%	n/a	0.4%

Long-term

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of June 30, 2022, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Spire	$1.1	$1.1	$3.2	$3.1
Spire Missouri	0.2	—	0.3	0.1
Spire Alabama	0.9	0.8	2.5	2.1

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of June 30, 2022, September 30, 2021, and June 30, 2021.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of June 30, 2022
Cash and cash equivalents	$16.0	$16.0	$16.0	$—
Notes payable	709.2	709.2	—	709.2
Long-term debt, including current portion	3,239.1	3,032.1	—	3,032.1
As of September 30, 2021
Cash and cash equivalents	$4.3	$4.3	$4.3	$—
Notes payable	672.0	672.0	—	672.0
Long-term debt, including current portion	2,994.9	3,375.9	—	3,375.9
As of June 30, 2021
Cash and cash equivalents	$23.9	$23.9	$23.9	$—
Notes payable	461.0	461.0	—	461.0
Long-term debt, including current portion	3,049.8	3,440.2	—	3,440.2

Spire Missouri
As of June 30, 2022
Cash and cash equivalents	$7.0	$7.0	$7.0	$—
Notes payable – associated companies	285.4	285.4	—	285.4
Long-term debt	1,637.4	1,562.4	—	1,562.4
As of September 30, 2021
Notes payable	$250.0	$250.0	$—	$250.0
Notes payable – associated companies	240.9	240.9	—	240.9
Long-term debt	1,338.4	1,540.4	—	1,540.4
As of June 30, 2021
Cash and cash equivalents	$4.3	$4.3	$4.3	$—
Notes payable	250.0	250.0	—	250.0
Notes payable – associated companies	217.5	217.5	—	217.5
Long-term debt	1,338.6	1,548.8	—	1,548.8

Spire Alabama
As of June 30, 2022
Cash and cash equivalents	$3.7	$3.7	$3.7	$—
Notes payable – associated companies	196.3	196.3	—	196.3
Long-term debt, including current portion	571.4	527.2	—	527.2
As of September 30, 2021
Notes payable – associated companies	$49.0	$49.0	$—	$49.0
Long-term debt	621.2	707.5	—	707.5
As of June 30, 2021
Cash and cash equivalents	$9.5	$9.5	$9.5	$—
Long-term debt, including current portion	621.2	710.5	—	710.5

7. FAIR VALUE MEASUREMENTS

The information presented in the following tables categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of June 30, 2022, September 30, 2021, and June 30, 2021. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2022
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.3	$—	$—	$20.3
NYMEX/ICE natural gas contracts	39.6	—	(39.6)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	94.2	(94.2)	—
Natural gas commodity contracts	—	57.6	(5.3)	52.3
Other:
U.S. stock/bond mutual funds	31.6	—	—	31.6
Interest rate swaps	52.7	—	(7.6)	45.1
Total	$144.2	$151.8	$(146.7)	$149.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$12.8	$—	$(12.8)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	60.8	(60.8)	—
Natural gas commodity contracts	—	118.3	(5.3)	113.0
Other:
Interest rate swaps	7.6	—	(7.6)	—
Total	$20.4	$179.1	$(86.5)	$113.0

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2021
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$23.8	$—	$—	$23.8
NYMEX/ICE natural gas contracts	104.0	—	(104.0)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	114.7	(93.7)	21.0
Natural gas commodity contracts	—	35.2	(5.5)	29.7
Other:
U.S. stock/bond mutual funds	26.2	—	—	26.2
Interest rate swaps	12.6	—	(5.2)	7.4
Total	$166.6	$149.9	$(208.4)	$108.1
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.3	$—	$(0.3)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	62.0	(62.0)	—
Natural gas commodity contracts	—	96.7	(5.5)	91.2
Other:
Interest rate swaps	5.7	—	(5.2)	0.5
Total	$6.0	$158.7	$(73.0)	$91.7

As of June 30, 2021
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.3	$—	$—	$24.3
NYMEX/ICE natural gas contracts	25.3	—	(25.3)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	47.5	(47.5)	—
Natural gas commodity contracts	—	20.2	—	20.2
Other:
U.S. stock/bond mutual funds	21.5	—	—	21.5
Interest rate swaps	—	9.0	(5.5)	3.5
Total	$71.1	$76.7	$(78.3)	$69.5
LIABILITIES
Gas Marketing:
NYMEX/ICE natural gas contracts	$—	$18.8	$(16.0)	$2.8
Natural gas commodity contracts	—	57.8	—	57.8
Other:
Interest rate swaps	—	6.7	(5.5)	1.2
Total	$—	$83.3	$(21.5)	$61.8

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2022
ASSETS
U.S. stock/bond mutual funds	$20.3	$—	$—	$20.3
NYMEX/ICE natural gas contracts	39.6	—	(39.6)	—
Total	$59.9	$—	$(39.6)	$20.3
LIABILITIES
NYMEX/ICE natural gas contracts	$12.8	$—	$(12.8)	$—

As of September 30, 2021
ASSETS
U.S. stock/bond mutual funds	$23.8	$—	$—	$23.8
NYMEX/ICE natural gas contracts	104.0	—	(104.0)	—
Total	$127.8	$—	$(104.0)	$23.8
LIABILITIES
NYMEX/ICE natural gas contracts	$0.3	$—	$(0.3)	$—

As of June 30, 2021
ASSETS
U.S. stock/bond mutual funds	$24.3	$—	$—	$24.3
NYMEX/ICE natural gas contracts	25.3	—	(25.3)	—
Total	$49.6	$—	$(25.3)	$24.3

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Spire
Service cost – benefits earned during the period	$4.8	$5.5	$15.6	$16.4
Interest cost on projected benefit obligation	5.4	5.5	15.8	15.3
Expected return on plan assets	(7.7)	(8.5)	(24.1)	(23.6)
Amortization of prior service credit	(1.1)	(0.9)	(3.4)	(2.4)
Amortization of actuarial loss	2.5	3.8	9.8	11.6
Loss on lump-sum settlements	17.8	11.2	29.5	15.0
Subtotal	21.7	16.6	43.2	32.3
Regulatory adjustment	(6.9)	1.3	2.5	19.9
Net pension cost	$14.8	$17.9	$45.7	$52.2

Spire Missouri
Service cost – benefits earned during the period	$3.5	$3.9	$11.2	$11.7
Interest cost on projected benefit obligation	3.8	3.5	10.9	10.5
Expected return on plan assets	(5.7)	(5.7)	(17.6)	(16.9)
Amortization of prior service credit	(0.5)	(0.2)	(1.5)	(0.5)
Amortization of actuarial loss	2.0	2.8	7.6	8.5
Loss on lump-sum settlements	17.3	9.1	24.1	9.1
Subtotal	20.4	13.4	34.7	22.4
Regulatory adjustment	(8.3)	(1.4)	1.3	13.7
Net pension cost	$12.1	$12.0	$36.0	$36.1

Spire Alabama
Service cost – benefits earned during the period	$1.1	$1.3	$3.8	$4.2
Interest cost on projected benefit obligation	1.1	1.1	3.4	3.5
Expected return on plan assets	(1.2)	(1.4)	(4.0)	(4.5)
Amortization of prior service credit	(0.6)	(0.6)	(1.8)	(1.8)
Amortization of actuarial loss	0.5	1.0	2.2	3.1
Loss on lump-sum settlements	0.5	2.1	5.4	5.9
Subtotal	1.4	3.5	9.0	10.4
Regulatory adjustment	1.1	2.5	0.5	5.6
Net pension cost	$2.5	$6.0	$9.5	$16.0

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three and nine months ended June 30, 2022, one Spire Missouri plan and two Spire Alabama plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $47.4 for the Spire Missouri plan and $3.6 for the Spire Alabama plans. The lump-sum settlement resulted in losses of $17.3 and $1.1 for Spire Missouri and Spire Alabama, respectively. For the remeasurement, the discount rate for the Spire Missouri plan was updated to 4.55% from 3.6% at February 28, 2022, and the discount rates for the Spire Alabama plans were also updated to 4.55% from 3.6% at February 28, 2022. The Spire Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan — in this case, 13.0 years for the one plan and 11.1 years for the second plan. Therefore, no lump sum settlement expense was recorded in the period ended June 30, 2022.

For the three months ended March 31, 2022, one Spire Missouri plan and two Spire Alabama plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $21.6 for the Spire Missouri plan and $17.4 for the Spire Alabama plans. The lump-sum settlement resulted in losses of $6.8 and $4.9 for Spire Missouri and Spire Alabama, respectively. For the remeasurement, the discount rate for the Spire Missouri plan was updated to 3.6% from 3.0% at September 30, 2021, and the discount rates for the Spire Alabama plans were updated to 3.6% from 3.0% for the first plan and 3.1% for the second plan at September 30, 2021. The Spire Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan — in this case, 12.3 years for the one plan and 12.6 years for the second plan. Therefore, no lump sum settlement expenses were recorded in the period ended  March 31, 2022.

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

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2022 contributions to Spire Missouri’s pension plans through June 30, 2022 were $28.9 to the qualified trusts and none to non-qualified plans. There were $8.5 of fiscal 2022 contributions to the Spire Alabama pension plans through June 30, 2022.

Contributions to the qualified trusts of Spire Missouri’s pension plans for the remainder of fiscal 2022 are anticipated to be $8.7. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2022 are anticipated to be $5.9.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Spire
Service cost – benefits earned during the period	$1.9	$1.7	$5.8	$5.4
Interest cost on accumulated postretirement benefit obligation	1.6	1.4	4.6	4.4
Expected return on plan assets	(4.3)	(4.0)	(12.8)	(12.1)
Amortization of prior service cost	0.3	0.3	0.8	0.8
Amortization of actuarial gain	(0.5)	(0.4)	(1.7)	(1.2)
Subtotal	(1.0)	(1.0)	(3.3)	(2.7)
Regulatory adjustment	(0.1)	3.5	3.2	10.1
Net postretirement benefit (income) cost	$(1.1)	$2.5	$(0.1)	$7.4

Spire Missouri
Service cost – benefits earned during the period	$1.6	$1.5	$4.8	$4.6
Interest cost on accumulated postretirement benefit obligation	1.2	1.1	3.4	3.3
Expected return on plan assets	(2.9)	(2.6)	(8.6)	(8.1)
Amortization of prior service cost	0.2	0.2	0.6	0.6
Amortization of actuarial gain	(0.5)	(0.4)	(1.5)	(1.1)
Subtotal	(0.4)	(0.2)	(1.3)	(0.7)
Regulatory adjustment	0.4	3.8	4.5	11.3
Net postretirement benefit cost	$—	$3.6	$3.2	$10.6

Spire Alabama
Service cost – benefits earned during the period	$0.3	$0.2	$0.9	$0.7
Interest cost on accumulated postretirement benefit obligation	0.4	0.3	1.1	1.0
Expected return on plan assets	(1.3)	(1.3)	(3.9)	(3.8)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Subtotal	(0.5)	(0.7)	(1.7)	(1.9)
Regulatory adjustment	(0.5)	(0.4)	(1.4)	(1.3)
Net postretirement benefit income	$(1.0)	$(1.1)	$(3.1)	$(3.2)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through June 30, 2022 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

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

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2022
Operating Revenues:
Revenues from external customers	$377.4	$64.1	$6.5	$—	$448.0
Intersegment revenues	—	—	12.2	(12.2)	—
Total Operating Revenues	377.4	64.1	18.7	(12.2)	448.0
Operating Expenses:
Natural gas	144.5	67.1	—	(8.3)	203.3
Operation and maintenance	95.0	3.2	8.0	(3.9)	102.3
Depreciation and amortization	58.1	0.3	2.0	—	60.4
Taxes, other than income taxes	43.0	0.4	0.7	—	44.1
Total Operating Expenses	340.6	71.0	10.7	(12.2)	410.1
Operating Income (Loss)	$36.8	$(6.9)	$8.0	$—	$37.9
Net Economic Earnings (Loss)	$4.2	$0.4	$(0.5)	$—	$4.1

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2021
Operating Revenues:
Revenues from external customers	$306.7	$15.2	$5.9	$—	$327.8
Intersegment revenues	—	(0.1)	11.9	(11.8)	—
Total Operating Revenues	306.7	15.1	17.8	(11.8)	327.8
Operating Expenses:
Natural gas	84.9	20.2	—	(8.2)	96.9
Operation and maintenance	103.2	3.2	9.2	(3.6)	112.0
Depreciation and amortization	50.9	0.3	1.9	—	53.1
Taxes, other than income taxes	32.1	0.2	0.3	—	32.6
Total Operating Expenses	271.1	23.9	11.4	(11.8)	294.6
Operating Income (Loss)	$35.6	$(8.8)	$6.4	$—	$33.2
Net Economic Earnings (Loss)	$12.3	$(5.2)	$(0.2)	$—	$6.9

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2022
Operating Revenues:
Revenues from external customers	$1,698.3	$171.4	$14.6	$—	$1,884.3
Intersegment revenues	—	—	38.8	(38.8)	—
Total Operating Revenues	1,698.3	171.4	53.4	(38.8)	1,884.3
Operating Expenses:
Natural gas	710.7	160.9	—	(27.1)	844.5
Operation and maintenance	306.5	9.1	28.0	(11.7)	331.9
Depreciation and amortization	169.2	1.0	6.0	—	176.2
Taxes, other than income taxes	150.3	0.8	2.2	—	153.3
Total Operating Expenses	1,336.7	171.8	36.2	(38.8)	1,505.9
Operating Income (Loss)	$361.6	$(0.4)	$17.2	$—	$378.4
Net Economic Earnings (Loss)	$240.6	$15.3	$(8.2)	$—	$247.7

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2021
Operating Revenues:
Revenues from external customers	$1,856.9	$73.3	$15.1	$—	$1,945.3
Intersegment revenues	1.1	0.0	35.0	(36.1)	—
Total Operating Revenues	1,858.0	73.3	50.1	(36.1)	1,945.3
Operating Expenses:
Natural gas	908.4	14.7	0.1	(26.0)	897.2
Operation and maintenance	310.2	13.6	28.9	(10.1)	342.6
Depreciation and amortization	149.0	0.9	5.5	—	155.4
Taxes, other than income taxes	124.0	0.9	1.7	—	126.6
Total Operating Expenses	1,491.6	30.1	36.2	(36.1)	1,521.8
Operating Income	$366.4	$43.2	$13.9	$—	$423.5
Net Economic Earnings (Loss)	$248.4	$37.9	$(6.9)	$—	$279.4

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Income	$(1.4)	$5.3	$227.9	$281.6
Adjustments, pre-tax:
Missouri regulatory adjustment	—	—	—	(9.0)
Fair value and timing adjustments	7.3	2.1	20.9	6.2
Income tax adjustments	(1.8)	(0.5)	(1.1)	0.6
Net Economic Earnings	$4.1	$6.9	$247.7	$279.4

The Company’s total assets by segment were as follows:

	June 30,	September 30,	June 30,
	2022	2021	2021
Total Assets:
Gas Utility	$7,854.7	$7,615.4	$7,302.4
Gas Marketing	595.5	466.1	349.2
Other	2,652.9	2,351.7	2,256.3
Eliminations	(1,319.2)	(1,076.8)	(1,014.6)
Total Assets	$9,783.9	$9,356.4	$8,893.3

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2022, are estimated at $1,998.9, $1,178.9, and $707.2 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

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

Spire Alabama

Spire Alabama is in the chain of title of nine former MGP sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. All are located in the state of Alabama.

In 2011, a removal action was completed and a "no further action" letter was received at the Huntsville manufactured gas plant site pursuant to an Administrative Settlement Agreement and Order on Consent among the EPA, Spire Alabama and the current site owner.

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

Assessments were performed by the EPA of the former MGP sites in Gadsden and Anniston, and "no further action" letters were received after each assessment.

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is aware of the following contingent matters.

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of Winter Storm Uri in February 2021. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure due to the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events have made Spire Marketing subject to various commercial disputes (including regarding force majeure). As such, Spire Marketing has recorded an estimate of potential liabilities for damages based on communications with counterparties and the facts and circumstances surrounding each transaction. These estimates are adjusted as new facts emerge or settlement agreements are reached, and it is possible that final settlement amounts may materially differ from the current estimate.

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

Gas Utility – Spire Missouri

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

Gas Utility – Spire Alabama

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

Gas Utility – Spire EnergySouth

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

EARNINGS – THREE MONTHS ENDED June 30, 2022

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Three Months Ended June 30, 2022
Net Income (Loss) [GAAP]	$4.2	$(5.1)	$(0.5)	$(1.4)	$(0.10)
Adjustments, pre-tax:
Fair value and timing adjustments	—	7.3	—	7.3	0.14
Income tax adjustments*	—	(1.8)	—	(1.8)	(0.03)
Net Economic Earnings (Loss) [Non-GAAP]	$4.2	$0.4	$(0.5)	$4.1	$0.01

Three Months Ended June 30, 2021
Net Income (Loss) [GAAP]	$12.1	$(6.6)	$(0.2)	$5.3	$0.03
Adjustments, pre-tax:
Fair value and timing adjustments	0.2	1.9	—	2.1	0.04
Income tax adjustments*	—	(0.5)	—	(0.5)	(0.01)
Net Economic Earnings (Loss) [Non-GAAP]	$12.3	$(5.2)	$(0.2)	$6.9	$0.06

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

Consolidated

Spire had a net loss of $1.4 for the three months ended June 30, 2022, compared with net income of $5.3 for the three months ended June 30, 2021. Loss per diluted share was $0.10 for the current quarter compared to income of $0.03 per diluted share for the prior-year quarter. The net income decline of $6.7 was primarily driven by a $7.9 reduction in the Gas Utility segment, partly offset by $1.5 improved performance in the Gas Marketing segment.

Spire’s net economic earnings for the third quarter were $4.1 ($0.01 per diluted share), compared to $6.9 ($0.06 per diluted share) in the prior year, reflecting lower earnings at Gas Utility, partly offset by stronger performance in Gas Marketing. These impacts are described in further detail below.

Gas Utility

Net economic earnings for the Gas Utility segment decreased $8.1 from the third quarter of the prior fiscal year. The $8.1 decrease reflects a shift in the cadence of regulatory recovery in Missouri to the first two quarters of our fiscal year, an impact of approximately $6.0, combined with higher depreciation and property taxes tied to our pipeline upgrade investments.

Gas Marketing

Fiscal 2022 third quarter net economic earnings for the Gas Marketing segment were $0.4, compared to a loss of $5.2 last year, reflecting more favorable market conditions in the current-year quarter that are described in further detail below.

Other

For the three months ended June 30, 2022, net economic loss increased $0.3 compared with last year, primarily reflecting higher corporate costs partly offset by improved results at Spire Storage.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Three Months Ended June 30, 2022
Operating Income (Loss) [GAAP]	$36.8	$(6.9)	$8.0	$—	$37.9
Operation and maintenance expenses	95.0	3.2	8.0	(3.9)	102.3
Depreciation and amortization	58.1	0.3	2.0	—	60.4
Taxes, other than income taxes	43.0	0.4	0.7	—	44.1
Less: Gross receipts tax expense	(23.2)	(0.1)	—	—	(23.3)
Contribution Margin [Non-GAAP]	209.7	(3.1)	18.7	(3.9)	221.4
Natural gas costs	144.5	67.1	—	(8.3)	203.3
Gross receipts tax expense	23.2	0.1	—	—	23.3
Operating Revenues	$377.4	$64.1	$18.7	$(12.2)	$448.0

Three Months Ended June 30, 2021
Operating Income (Loss) [GAAP]	$35.6	$(8.8)	$6.4	$—	$33.2
Operation and maintenance expenses	103.2	3.2	9.2	(3.6)	112.0
Depreciation and amortization	50.9	0.3	1.9	—	53.1
Taxes, other than income taxes	32.1	0.2	0.3	—	32.6
Less: Gross receipts tax expense	(17.9)	—	—	—	(17.9)
Contribution Margin [Non-GAAP]	203.9	(5.1)	17.8	(3.6)	213.0
Natural gas costs	84.9	20.2	—	(8.2)	96.9
Gross receipts tax expense	17.9	—	—	—	17.9
Operating Revenues	$306.7	$15.1	$17.8	$(11.8)	$327.8

Consolidated

Spire reported operating revenues of $448.0 for the three months ended June 30, 2022, a $120.2 increase versus the prior-year quarter. The Gas Utility segment experienced a quarter-over-quarter increase of $70.7 in operating revenues, while the Gas Marketing segment reported a $49.0 increase. Spire’s contribution margin increased $8.4, reflecting the increase of $5.8 in the Gas Utility segment combined with increases in Gas marketing and Other of $2.0 and $0.9, respectively (before intercompany eliminations). Gas Utility operation and maintenance (O&M) expenses of $95.0 for the quarter were $8.2 lower than last year. Gas Utility O&M run-rate was $3.8 lower after adjusting the $4.4 transfer of quarter-over-quarter non-service postretirement benefit costs to other expenses below the operating income line (the “Non-service Cost Transfer”). Depreciation and amortization expenses were up $7.3 primarily due to continuing Gas Utility capital investments. These impacts are described in further detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the three months ended June 30, 2022, were $377.4, or $70.7 higher than the same period in the prior year. The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Higher PGA/GSA costs (gas cost recovery)	$28.3
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	22.3
Spire Alabama – RSE adjustments, net	7.6
Spire Missouri and Spire Alabama – Higher gross receipts taxes	5.2
Spire Missouri and Spire Alabama – Off-system sales and capacity release	3.1
All other factors	4.2
Total Variation	$70.7

The primary driver of revenue growth in the quarter was $28.3 in higher gas cost recoveries in the current year reflecting the higher average gas costs being passed through to customers, a $22.3 increase resulting from volume growth in both the Spire Missouri and Spire Alabama territories, reflecting higher year-over-year demand activity that more than offset the higher average temperatures experienced in the Spire Missouri territory in the current-year quarter versus the prior year. The current year also benefited from $7.6 in net favorable RSE adjustments at Spire Alabama, higher gross receipts taxes reflecting the growth in the underlying billing base, and slightly higher off-system sales and capacity release.

Contribution Margin – Gas Utility contribution margin was $209.7 for the three months ended June 30, 2022, a $5.8 increase over the same period in the prior year. The increase was attributable to the following factors:

Spire Alabama – Rate adjustment under RSE mechanism, net	$7.1
Spire Alabama – Volumetric usage (net of weather mitigation)	(2.7)
All other factors	1.4
Total Variation	$5.8

Quarter-over-quarter contribution margin growth was primarily driven by the $7.1 increase from the previously mentioned RSE adjustments at Spire Alabama, reflecting favorable adjustments, particularly within the Cost Control Mechanism within the RSE framework. Contribution margin also benefited from slightly higher margins at Spire Missouri net of the regulatory recovery timing shift mentioned previously. These positive impacts were only partly offset by a decrease of $2.7 stemming from volumes net of weather mitigation at Spire Alabama.

Operating Expenses – O&M expenses for the three months ended June 30, 2022, were $8.2 lower than the prior year. Run-rate expenses decreased $3.8 after removing the $4.4 impact of the Non-service Cost Transfer, largely due to lower employee-related expenses. Taxes, other than income taxes, increased $10.9, and were driven by the higher pass-through gross receipts taxes mentioned earlier, along with higher property taxes resulting from the continued infrastructure build-out by the utilities. Depreciation and amortization expenses for the fiscal 2022 third quarter were $7.2 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Gas Marketing

Operating Revenues – Operating revenues increased $49.0 versus the prior-year period as higher commodity prices contributed to the growth from the prior-year quarter.

Contribution Margin – Gas Marketing contribution margin during the quarter ended June 30, 2022, increased $2.0 from the same period in the prior year, due principally to increased storage optimization driven by volatility in forward gas prices that more than offset $5.4 in unfavorable mark-to-market adjustments on open derivative positions.

Interest Charges

Consolidated interest charges increased by $2.4, principally due to higher Gas Utilities long-term debt, higher average short-term borrowings and interest rates in the current-year quarter. For the three months ended June 30, 2022 and 2021, average short-term borrowings were $551.5 and $536.5, respectively, and the average interest rate on these borrowings was 1.18% and 0.45%, respectively.

Other (Expenses) Income

Reported consolidated other expenses/income increased by $11.1, or $6.4 after removing the Non-service Cost Transfer of $4.7. The $6.4 increase was primarily attributable to unfavorable fair market value adjustments on investment trusts for retiree and employee benefit plans.

Income Taxes

Consolidated income tax for the three months ended June 30, 2022, decreased $2.1 versus the same period in the prior year. The variance is due principally to the lower pre-tax book income in the current-year quarter.

Spire Missouri

	Three Months Ended June 30,
	2022	2021
Operating Income [GAAP]	$12.9	$18.4
Operation and maintenance expenses	59.5	64.3
Depreciation and amortization	37.3	31.6
Taxes, other than income taxes	32.3	22.2
Less: Gross receipts tax expense	(16.7)	(12.3)
Contribution Margin [Non-GAAP]	125.3	124.2
Natural gas costs	94.7	55.6
Gross receipts tax expense	16.7	12.3
Operating Revenues	$236.7	$192.1
Net (Loss) Income	$(8.4)	$3.1

Revenues for the three months ended June 30, 2022 were $44.6 higher than the prior-year quarter. A key driver was an increase in gas recovery costs totaling $23.2, primarily the result of cycling higher commodity gas costs that get passed through to customers. Volume/gas usage accounted for $16.4 of the increase in the current-year quarter, as underlying increases in economic activity more than offset the impact of warmer weather. Higher gross receipts taxes contributed a further $4.4 increase.

Contribution margin for the three months ended June 30, 2022, increased $1.1 from the same period in the prior year, largely the result of net volumetric impacts.

Reported O&M expenses for the third quarter decreased $4.8 versus the prior year. Run-rate expenses decreased $1.9 after removing the $2.9 impact of the Non-service Cost Transfer. The decrease was largely due to lower employee-related expenses. Depreciation and amortization combined increased $5.7 versus the prior-year quarter due to ongoing capital investments. Taxes, other than income taxes, increased $10.1, driven by the higher pass-through gross receipts taxes, higher property taxes resulting from the continued infrastructure build-out by the utilities.

Other expense was higher by $7.1, with $2.9 due to the Non-service Cost Transfer and most of the remaining $4.2 variance due to unfavorable fair market value adjustments investment trusts for employee and retiree benefit plans. Interest expense increased $2.0, reflecting higher levels of long-term debt and higher short-term interest rates.

Resulting net loss for the quarter ended June 30, 2022, represents an $11.5 decrease in results versus the prior-year quarter.

Degree days in Spire Missouri’s service areas during the three months ended June 30, 2022, were 2.4% colder than normal, but 0.9% warmer than the same period last year. Spire Missouri’s total system therms sold and transported were 248.5 million for the quarter, compared with 242.1 million for the same period in the prior year. Total off-system therms sold and transported were 1.1 million for the current quarter, compared with 0.04 million a year ago.

Spire Alabama

	Three Months Ended June 30,
	2022	2021
Operating Income [GAAP]	$20.0	$13.3
Operation and maintenance expenses	29.2	31.9
Depreciation and amortization	16.9	16.1
Taxes, other than income taxes	8.6	7.9
Less: Gross receipts tax expense	(5.5)	(4.7)
Contribution Margin [Non-GAAP]	69.2	64.5
Natural gas costs	41.0	24.1
Gross receipts tax expense	5.5	4.7
Operating Revenues	$115.7	$93.3
Net Income	$10.5	$6.5

Operating revenues for the three months ended June 30, 2022, increased $22.4 from the same period in the prior year. The change in operating revenue was principally due to $7.6 net favorable rate adjustments under the RSE mechanism, and a $5.9 increase attributable to favorable weather/usage impacts, and an increase in off-system sales totaling $3.0.

Contribution margin was $4.7 higher versus the prior-year quarter, primarily driven by $7.1 favorable net rate adjustments under the RSE mechanism offset by a $2.7 decrease attributable to weather/usage, after application of weather mitigation.

O&M expenses for the three months ended June 30, 2022, decreased $2.7 versus the prior-year quarter, or $1.5 after removing the impact of the Non-service Cost Transfer. Lower field operations and administration expenses more than offset modest increases in employee expenses. Depreciation and amortization expenses were up $0.8, the result of continued investment in infrastructure upgrades.

For the quarter ended June 30, 2022, resulting net income increased $4.0 versus the prior-year quarter.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended June 30, 2022, were 21.5% colder than normal and 48.5% colder than a year ago. Spire Alabama’s total system therms sold and transported were 225.7 million for the three months ended June 30, 2022, compared with 216.8 million for the same period in the prior year. Total off-system therms sold and transported were 27.1 million for the quarter, compared with 6.0 million a year ago.

EARNINGS – nine months ended June 30, 2022

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Other	Total	Per Diluted Common Share**
Nine Months Ended June 30, 2022
Net Income (Loss) [GAAP]	$236.5	$(0.4)	$(8.2)	$227.9	$4.16
Adjustments, pre-tax:
Fair value and timing adjustments	—	20.9	—	20.9	0.40
Income tax effect of adjustments*	4.1	(5.2)	—	(1.1)	(0.02)
Net Economic Earnings (Loss) [Non-GAAP]	$240.6	$15.3	$(8.2)	$247.7	$4.54

Nine Months Ended June 30, 2021
Net Income (Loss) [GAAP]	$255.0	$33.5	$(6.9)	$281.6	$5.23
Adjustments, pre-tax:
Missouri regulatory adjustment	(9.0)	—	—	(9.0)	(0.18)
Fair value and timing adjustments	0.3	5.9	—	6.2	0.12
Income tax effect of adjustments*	2.1	(1.5)	—	0.6	0.01
Net Economic Earnings (Loss) [Non-GAAP]	$248.4	$37.9	$(6.9)	$279.4	$5.18

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

Consolidated

Spire’s net income was $227.9 for the nine months ended June 30, 2022, compared with $281.6 for the nine months ended June 30, 2021. Basic and diluted earnings per share for the nine months ended June 30, 2022, were $4.17 and $4.16, respectively, compared with basic and diluted earnings per share of $5.24 and $5.23, respectively, for the nine months ended June 30, 2021.

The decrease in net income of $53.7 primarily reflects a $33.9 decrease in net income from the Gas Marketing segment and a $18.5 decrease in net income from the Gas Utility segment.

The decrease in the Gas Marketing segment in the current year was due to the more favorable market conditions experienced in the prior year, particularly in the second quarter's month of February that drove volume, higher local/regional basis differentials and higher realized value from storage withdrawals. Results in the current year reflected more normalized market conditions. Gas Marketing net income in the current year was also negatively impacted by unfavorable unrealized fair value mark-to-market adjustments. The Gas Utility segment was lower due to an increase of $20.2 in depreciation and amortization and $11.2 higher taxes, other than income taxes, net of gross receipts taxes. These increases were partially offset by $3.7 of lower operating and maintenance expenses and higher margins.

Net economic earnings were $247.7 ($4.54 per diluted share) for the nine months ended June 30, 2022, compared to $279.4 ($5.18 per diluted share) for the same period last year, primarily reflecting the lower earnings in the Gas Marketing and Gas Utility segments. These variances are discussed in greater detail below.

Gas Utility

Gas Utility net income decreased by $18.5 from the first nine months of the prior year. This decrease was driven primarily by the $17.7 reduction at Spire Missouri. Spire Missouri’s results for the current year were negatively impacted by timing of ISRS filings, $14.4 higher depreciation expense, $7.3 higher interest expense resulting from higher levels of long-term debt and higher short-term interest rates, the fact that the prior year included a $9.0 ($6.8 after-tax) benefit from the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances, combined with the current year being burdened with a $4.1 income tax expense resulting from Spire Missouri's general rate case GR-2021-0108 that had an effective date on December 2021 ("2021 Missouri rate order"). These negative impacts more than offset the $23.0 increase in contribution margin resulting from the new rates implemented late in the first quarter of 2022. Spire Alabama’s net income increased by $1.6, as $12.6 in net favorable RSE adjustments were offset by a $6.0 reduction in contribution relating to volume/usage and lower off-system sales, $3.8 in higher depreciation expense, higher property taxes and lower miscellaneous income.

Net economic earnings in the first nine months of fiscal 2022 were $240.6, a decrease of $7.8 over the corresponding period in the prior year, primarily the result of the $7.0 decrease at Spire Missouri and a modest $0.8 reduction experienced by the Southeast Utilities. These impacts are described in further detail below.

Gas Marketing

The Gas Marketing segment reported a net loss of $0.4 for the nine months ended June 30, 2022, versus net income of $33.5 during the same period last year, principally reflecting strong second quarter operating results in the prior year due to Winter Storm Uri. Fiscal 2022 results also reflect less favorable market conditions and basis differentials despite price volatility, offset by favorable resolution of certain customer claims. Gas Marketing also experienced $11.3 in after-tax unfavorable year-over-year derivative fair value mark-to-market valuations. Net economic earnings for the current-year period were $15.3, a decrease of $22.6 from the same period last year, as net income variance is reduced by adding back the unrealized derivative fair value impact.

Other

For the nine months ended June 30, 2022, net economic loss for Other was $8.2, versus a loss of $6.9 in the prior-year period. Included in those results were higher interest and corporate costs in the current year.

Operating Revenues and Expenses and Contribution Margin

Reconciliations of the Company’s contribution margin to the most directly comparable GAAP measure are shown in the table below:

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2022
Operating Income (Loss) [GAAP]	$361.6	$(0.4)	$17.2	$—	$378.4
Operation and maintenance expenses	306.5	9.1	28.0	(11.7)	331.9
Depreciation and amortization	169.2	1.0	6.0	—	176.2
Taxes, other than income taxes	150.3	0.8	2.2	—	153.3
Less: Gross receipts tax expense	(96.8)	(0.3)	—	—	(97.1)
Contribution Margin [Non-GAAP]	890.8	10.2	53.4	(11.7)	942.7
Natural gas costs	710.7	160.9	—	(27.1)	844.5
Gross receipts tax expense	96.8	0.3	—	—	97.1
Operating Revenues	$1,698.3	$171.4	$53.4	$(38.8)	$1,884.3

Nine Months Ended June 30, 2021
Operating Income [GAAP]	$366.4	$43.2	$13.9	$—	$423.5
Operation and maintenance expenses	310.2	13.6	28.9	(10.1)	342.6
Depreciation and amortization	149.0	0.9	5.5	—	155.4
Taxes, other than income taxes	124.0	0.9	1.7	—	126.6
Less: Gross receipts tax expense	(81.7)	(0.1)	—	—	(81.8)
Contribution Margin [Non-GAAP]	867.9	58.5	50.0	(10.1)	966.3
Natural gas costs	908.4	14.7	0.1	(26.0)	897.2
Gross receipts tax expense	81.7	0.1	—	—	81.8
Operating Revenues	$1,858.0	$73.3	$50.1	$(36.1)	$1,945.3

Consolidated

Spire’s operating revenues decreased by $159.7 at the Gas Utility segment, which more than offset the $98.1 increase in the Gas Marketing segment and the $3.3 increase in Other. The Gas Utility variance was largely due to the prior year results including the benefits that resulted from Winter Storm Uri. The Gas Marketing increase was due to current year lower trading activity (trading activities are recorded as revenues net of costs) and higher volumes and pricing, while Other primarily reflects higher revenues at Spire Storage.

Spire’s contribution margin decreased $23.6 compared with the same nine-month period last year, as the $22.9 increase in the Gas Utility segment was more than offset by the $48.3 reduction at Gas Marketing. The Gas Utility contribution margin increase was primarily driven by the $18.6 increase from Spire Missouri and the $6.6 increase at Spire Alabama, offset slightly by a decline at the utilities of Spire EnergySouth. The decrease in Gas Marketing reflects very favorable market conditions in the prior year second quarter, combined with unfavorable fair value mark-to-market adjustments in the current year. Higher contribution margins in Other are primarily due to Spire Storage improvement resulting from higher utilization of its storage capacity.

Depreciation and amortization expenses were higher in the Gas Utility segment, due to ongoing capital investments in both Spire Missouri and Spire Alabama. Gas Utility O&M expenses were $3.7 lower in the current year. Run-rate O&M expenses in the current year are lower by $7.0 after removing the prior year impact of the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances totaling $9.0, and the year-to-date postretirement Non-service Cost Transfer of $5.7. These fluctuations are described in more detail below.

Gas Utility

Operating Revenues – Gas Utility operating revenues for the nine months ended June 30, 2022, were $1,698.3, or $159.7 lower than the same period last year. The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri – OFO charges	$(195.8)
Spire Missouri and Spire Alabama – Off-system sales and capacity release	(94.7)
Spire Missouri and Spire Alabama – Higher PGA/GSA costs (gas cost recovery)	74.7
Spire Missouri – 2021 rate case outcomes	23.0
Spire Alabama – RSE adjustments, net	13.5
Spire Missouri and Spire Alabama – Higher gross receipts taxes	15.2
All other factors	4.4
Total Variation	$(159.7)

The decrease in revenues was driven primarily by the prior year inclusion of $195.8 of cover charges and OFO penalties to certain wholesale customers at Spire Missouri, and a $94.7 decrease in off-system sales. These negative impacts more than offset the benefits of higher current year gas cost recoveries of $74.7, Spire Missouri’s new rates that resulted from the 2021 rate order, Spire Alabama’s favorable RSE adjustments, and higher gross receipts taxes.

Contribution Margin – Gas Utility contribution margin was $890.8 for the nine months ended June 30, 2022, a $22.9 increase over the same period last year. The increase was attributable to the following factors:

Spire Missouri – 2021 rate case outcomes	$23.0
Spire Alabama – Rate adjustment under RSE mechanism, net	12.6
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(8.0)
Spire Missouri and Spire Alabama – Off-system sales and capacity release	(2.8)
All other factors	(1.9)
Total Variation	$22.9

The contribution margin increase resulted primarily from the changes resulting from the 2021 Missouri rate order and Spire Alabama RSE adjustment impacts more than offsetting negative volumetric usage and lower off-system sales.

Operating Expenses – Gas Utility O&M expenses were $3.7 lower in the current year. Run-rate O&M expenses in the current year are lower by $7.0 after removing the Missouri Supreme Court ruling that partially reversed 2018 rate case pension cost disallowances totaling $9.0, and the year-to-date postretirement Non-service Cost Transfer of $5.7. This decrease is primarily due to lower operations and employee-related costs and lower bad debt expense. Depreciation and amortization expenses for the nine months ended June 30, 2022, increased $20.2 from the same period last year, the result of continued levels of capital investment. Taxes, other than income taxes, increased $26.3, and were driven by the higher pass-through gross receipts taxes mentioned earlier, combined with higher property taxes resulting from the continued infrastructure build-out by the utilities.

Gas Marketing

Operating Revenues – Gas Marketing operating revenues increased $98.1 from the same period last year, primarily due to higher volumes and pricing.

Contribution Margin – Gas Marketing contribution margin during the nine months ended June 30, 2022, decreased $48.3 from the same period last year, driven principally by strong second quarter results in the prior year. During that quarter, particularly the month of February, very favorable weather patterns drove significantly higher regional basis differentials and volume.

Interest Charges

Consolidated interest charges during the nine months ended June 30, 2022, were $7.0 higher than the same period last year. The increase was primarily driven by higher average short-term interest rates in the current year period, combined with the impact of net long-term debt issuances and higher levels of short-term borrowings. For the nine months ended June 30, 2022 and 2021, average short-term borrowings were $716.4 and $633.1, respectively, and the average interest rates on these borrowings were 0.6% and 0.4%, respectively.

Other (Expenses) Income

Reported consolidated other expenses/income changed by $13.2, or $7.0 after removing the Non-service Cost Transfer of $6.2. The $7.0 increase was primarily attributable to unfavorable fair market value adjustments on investment trusts for retiree and employee benefit plans.

Income Taxes

Consolidated income tax expense during the nine months ended June 30, 2022 decreased $11.6 versus the prior year. The variance is the result of the lower pre-tax book income in the current year, partly offset by a $4.1 charge resulting from Tax Cuts and Jobs Act reconciliations from the 2021 Missouri rate order that was completed late in the first quarter of this year.

Spire Missouri

	Nine Months Ended June 30,
	2022	2021
Operating Income [GAAP]	$208.5	$214.7
Operation and maintenance expenses	190.1	190.0
Depreciation and amortization	107.4	93.0
Taxes, other than income taxes	111.0	86.2
Less: Gross receipts tax expense	(70.6)	(56.1)
Contribution Margin [Non-GAAP]	546.4	527.8
Natural gas costs	538.8	754.6
Gross receipts tax expense	70.6	56.1
Operating Revenues	$1,155.8	$1,338.5
Net Income	$135.1	$152.8

Prior year operating revenues results included benefits derived from Winter Storm Uri. As a result, current year revenues were $182.7 below the prior year. Key drivers were a reduction in gas recovery costs totaling $131.3, primarily the result of $195.8 in cover charges and OFO penalties to certain wholesale customers in the prior year only being partly offset by higher commodity costs in the current year. Off-system sales and capacity release in the current-year quarter were $94.9 lower than the prior year, with the second quarter of 2021 benefiting from historically high off-system sales relating to Winter Storm Uri. These negative impacts were partly offset by the $23.0 increase resulting from the rate increases as a result of the 2021 Missouri rate order, $14.5 of higher gross receipts taxes, and a $7.3 increase resulting from higher volume/usage.

Contribution margin for the nine months ended June 30, 2022, increased $18.6 from the same period in the prior year, largely the result of the $23.0 increase attributable to the 2021 Missouri rate order outlined above more than offsetting a $2.1 decrease due volumetric impacts (including weather mitigation) and $3.2 lower off-system sales.

Reported O&M expenses increased $0.1 versus the prior year. Run-rate expenses decreased $5.2 after removing the $3.7 impact of the year-to-date Non-service Cost Transfer and last year’s $9.0 rate case refund ruling by the Missouri Supreme Court. The decrease was largely due to lower employee-related expenses and lower bad debt expenses. Depreciation and amortization increased $14.4 versus the prior-year quarter due to ongoing capital investments. Taxes, other than income taxes, increased $24.8, driven by the higher pass-through gross receipts taxes mentioned earlier, higher property taxes resulting from the continued infrastructure build-out by the utilities.

Net interest expense for the nine months ended June 30, 2022 increased $7.3 versus the same period in the prior year, the result of net long-term debt issuances and significantly higher short-term interest rates.

Resulting net income for the nine months ended June 30, 2022, decreased $17.7 versus the comparable prior-year period.

Temperatures in Spire Missouri’s service areas during the nine months ended June 30, 2022, were 6.1% warmer than the same period last year and 9.2% warmer than normal. The Spire Missouri total system therms sold and transported were 1,469.3 million for the nine months ended June 30, 2022, compared with 1,537.8 million for the same period last year. Total off-system therms sold and transported were 17.9 million for the nine months ended June 30, 2022, compared with 21.3 million for the same period last year.

Spire Alabama

	Nine Months Ended June 30,
	2022	2021
Operating Income [GAAP]	$129.0	$125.0
Operation and maintenance expenses	96.6	98.4
Depreciation and amortization	50.1	46.3
Taxes, other than income taxes	32.1	30.8
Less: Gross receipts tax expense	(22.5)	(21.8)
Contribution Margin [Non-GAAP]	285.3	278.7
Natural gas costs	138.6	129.0
Gross receipts tax expense	22.5	21.8
Operating Revenues	$446.4	$429.5
Net Income	$85.1	$83.5

Operating revenues for the nine months ended June 30, 2022, increased $16.9 from the same period last year. The change was principally driven by $13.5 net favorable RSE adjustments and by higher gas cost recoveries of $10.2. These benefits were only partly offset by a $7.7 decrease in volumes (net of weather mitigation).

Contribution margin increased $6.6, principally as a result of the RSE adjustments of $12.6 (mentioned above), partly offset by $5.9 lower volume usage and $0.1 related to lower off-system sales. O&M expenses for the nine months ended June 30, 2022, decreased $1.8 from the same period last year. Excluding the impact of the year-to-date postretirement Non-service Cost Transfer of $1.7, O&M expenses were flat with last year.

Temperatures in Spire Alabama’s service area during the nine months ended June 30, 2022, were 6.0% warmer than the same period last year and 11.5% warmer than normal. Spire Alabama’s total system therms sold and transported were 809.6 million for the nine months ended June 30, 2022, compared with 801.5 million for the same period last year. Off-system sales, and related therms sold totaled 27.2 million, versus 33.1 million in the prior year, which benefited from Winter Storm Uri.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Nine Months Ended June 30,
Cash Flow Summary	2022	2021
Net cash provided by operating activities	$204.6	$220.7
Net cash used in investing activities	(398.3)	(461.7)
Net cash provided by financing activities	212.5	260.8

For the nine months ended June 30, 2022, net cash from operating activities decreased $16.1 from the corresponding period of fiscal 2021. Offsetting a decline in net income of $53.7 (discussed above) were changes due principally to high recovery of deferred gas costs this year and fluctuations in working capital items, as discussed below in the Future Cash Requirements section. Those typical variance drivers have been impacted by Spire Missouri’s Operational Flow Order and Filing Adjustment Factor put into place last year, as discussed in Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1.

For the nine months ended June 30, 2022, net cash used in investing activities was $63.4 less than for the same period in the prior year, primarily as a result of a $60.7 decrease in capital expenditures. The drivers of the lower capital expenditures were a $43.2 spending decline in the Utilities, a $15.4 decline for Spire Storage, and a slight decline at Spire STL Pipeline.

Lastly, for the nine months ended June 30, 2022, net cash provided by financing activities was down $48.3 versus net cash provided for the nine months ended June 30, 2021. Current year long-term debt issuances were $300.0, or $329.1 lower than a year ago; however, net short-term borrowings were $37.2 in fiscal year 2022, compared with net repayments of short-term debt totaling $187.0 a year ago. Also, issuances of common stock during the first nine months of fiscal 2022 were $51.3 higher than during the prior-year period as a result of sales under the "at-the-market" program discussed below.

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

Spire’s material cash requirements as of June 30, 2022, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. Except for Spire Missouri’s December 2021 issuance of $300.0 of floating rate bonds due in December 2024, there were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Total Company capital expenditures are planned to be $540 for fiscal 2022.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated requirements. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of June 30, 2022, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade with a stable outlook (other than Moody’s negative outlook for Spire Missouri debt).

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB+	Baa2
Spire Inc. preferred stock	BBB	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	A-	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of June 30, 2022.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,300.0 of commercial paper or through the use of Spire’s $1,300.0 revolving credit facility. For information about short-term borrowings, see Note 5 of the Notes to Financial Statements in Item 1.

Long-term Debt and Equity

At June 30, 2022, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $3,258.9, of which $1,648.0 was issued by Spire Missouri, $575.0 was issued by Spire Alabama, and $205.9 was issued by other subsidiaries. For information about long-term debt issued this fiscal year, see Note 5 of the Notes to Financial Statements in Item 1.

Effective March 5, 2022, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount of up to $800.0 for financings placed any time before December 31, 2024. As of June 30, 2022, the entire amount remained available under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 164,175 and 159,659 shares at June 30, 2022 and July 31, 2022, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

On February 6, 2019, Spire entered into an “at-the-market” (ATM) equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock pursuant to Spire’s universal shelf registration statement referenced above and a prospectus supplement dated May 14, 2019. Under this program, a total of 626,249 shares with an aggregate offering price of $47.8 were issued in fiscal 2019 and 2020, and 354,000 shares with an aggregate offering price of $23.5 were issued in the second quarter of fiscal 2022. On April 28, 2022, Spire’s board approved a new authorization for the sale of additional shares with an aggregate offering price of up to $200.0 before the May 2025 expiration of the new universal shelf registration statement on Form S-3 filed in May 2022, under which a total of 365,625 shares with an aggregate offering price of $27.7 were issued in the third quarter of fiscal 2022.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 47% equity at both June 30, 2022 and September 30, 2021.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. There were no significant changes to critical accounting estimates during the nine months ended June 30, 2022.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of June 30, 2022, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In the second fiscal quarter of 2020, the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 0.934% to 1.2975% for a total notional amount of $75.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $6.3 mark-to-market gain in accumulated other comprehensive income on these swaps for nine months ended June 30, 2022. In the third quarter of 2021 the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 2.008% to 2.1075% for a total notional amount of $150.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded an $11.5 mark-to-market gain to accumulated other comprehensive income on these swaps for the nine months ended June 30, 2022.

In the fourth quarter of 2021, the Company entered into two swap contracts. Both contracts are ten-year interest rate swaps; the first swap has a notional amount of $50.0 with a fixed interest rate of 1.597%, while the second swap has a notional amount of $50.0 with a fixed interest rate of 1.821%. The Company recorded a $3.3 mark-to-market gain to accumulated other comprehensive income on these swaps for the nine months ended June 30, 2022.

In the first quarter of fiscal 2022, the Company entered into a ten-year interest rate swap contract with a notional amount of $50.0 with a fixed interest rate of 1.4918%. The Company recorded a $5.4 mark-to-market gain to accumulated other comprehensive income on this swap for the nine months ended June 30, 2022.

In the second quarter of fiscal 2022, the Company entered into multiple ten-year interest rate swap contracts with a cumulative total notional amount of $150.0 with fixed interest rates ranging from 1.64750% to 1.7460%. The Company recorded an $11.7 mark-to-market gain to accumulated other comprehensive income on these swaps for the nine months ended June 30, 2022.

As of June 30, 2022, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net asset of $45.1 on open swaps for the current fiscal year.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2022 – April 30, 2022	250	$72.63	—	—
May 1, 2022 – May 31, 2022	163	72.79	—	—
June 1, 2022 – June 30, 2022	207	77.61	—	—
Total	620	74.33	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of June 30, 2022, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1*	Mortgage and Deed of Trust, dated as of February 1, 1945, between Laclede Gas and Mississippi Valley Trust Company, incorporated by reference to Exhibit 4.10 of the Registration Statement on Form S-3 (No. 333-264799) filed with the SEC on May 9, 2022.
4.2*	Fourteenth Supplemental Indenture, dated as of October 26, 1976, between Laclede Gas and Mercantile Trust Company National Association, incorporated by reference to Exhibit 4.11 of the Registration Statement on Form S-3 (No. 333-264799) filed with the SEC on May 9, 2022.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

 * Laclede Gas changed its name to Spire Missouri Inc. effective August 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	August 4, 2022	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	August 4, 2022	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	August 4, 2022	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)