Form 10-K
period 2022-09-30
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2022-11-16
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (only applicable to Spire Inc.):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $1.00 par value	SR	New York Stock Exchange LLC
Depositary Shares, each representing a 1/1,000th interest in a share of 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $25.00 per share	SR.PRA	New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

Spire Inc.	Yes ☒	No ☐
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

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

Spire Inc.	☒
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The aggregate market value of the common equity held by non-affiliates of Spire Inc. amounted to $3,627,663,025 as of March 31, 2022. All of Spire Missouri Inc.’s and Spire Alabama Inc.’s equity securities are owned by Spire Inc., their parent company and a reporting company under the Exchange Act.

The number of shares outstanding of each registrant’s common stock as of November 11, 2022, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	52,499,844
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	25,325
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of proxy statement for Spire Inc. to be filed on or about December 14, 2022 — Part III.

Certain exhibits as indicated in Part IV.

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

AOCI	Accumulated other comprehensive income or loss	NYMEX	New York Mercantile Exchange, Inc.
APSC	Alabama Public Service Commission	NYSE	New York Stock Exchange
ASC	Accounting Standards Codification	O&M	Operation and maintenance expense
ASU	Accounting Standards Update	OCI	Other comprehensive income or loss
CCF	A gas measurement which represents a unit of volume equal to one hundred cubic feet	OFO	Operational Flow Order
CCM	Cost Control Measure	PGA	Purchased Gas Adjustment
Company	Spire and its subsidiaries unless the context suggests otherwise	RSE	Rate Stabilization and Equalization
COVID-19	Coronavirus disease 2019	SEC	U.S. Securities and Exchange Commission
EPS	Earnings per share	Spire	Spire Inc.
ESR	Enhanced Stability Reserve	Spire Alabama	Spire Alabama Inc.
FASB	Financial Accounting Standards Board	Spire EnergySouth	Spire EnergySouth Inc., parent of Spire Gulf and Spire Mississippi
FERC	Federal Energy Regulatory Commission	Spire Gulf	Spire Gulf Inc.
GAAP	Accounting principles generally accepted in the United States of America	Spire Marketing	Spire Marketing Inc.
Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Mississippi	Spire Mississippi Inc.
Gas Utility	Segment including the operations of the Utilities	Spire Missouri	Spire Missouri Inc.
GSA	Gas Supply Adjustment	Spire STL Pipeline	Spire STL Pipeline LLC, or the 65-mile FERC-regulated pipeline it constructed and operates to deliver natural gas into eastern Missouri
ICE	Intercontinental Exchange	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC
ISRS	Infrastructure System Replacement Surcharge	U.S.	United States
MMBtu	Million British thermal units	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth
MoPSC	Missouri Public Service Commission
MSPSC	Mississippi Public Service Commission

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

As of September 30, 2022, Spire had 3,584 employees, including 2,347 for Spire Missouri and 1,009 for Spire Alabama. We believe that:

1.	the safety and well-being of our employees is one of our most important responsibilities,
2.	the development, education and advancement of employees is key to our sustainability, and
3.	embracing an inclusive workforce full of diverse backgrounds and perspectives drives innovation.

We continue to implement processes, procedures and programs that have helped us reduce our employee injury rate for the eighth fiscal year in a row, marking a 21% year-over-year improvement and an overall improvement of 67% since fiscal year 2015. We offer incentives for weight management and gym membership, as well as employee assistance programs to provide counseling services and emotional support, and we have a formalized comprehensive well-being program that focuses on the physical, emotional, social and financial health of every employee.

All employees have access to developmental assessments, customized training, specialized degree programs, and partnerships with best-in-class organizations related to industry courses, leadership and management workshops and computer application development seminars. In addition, all employees are eligible for up to $6,000 per year in tuition assistance and have access to the Spire Learning Center, our robust internal learning management system. In their first year, construction and maintenance employees and service employees receive 160–200 hours of technical and safety training. Field operations employees average 40 hours annually of training and Operator Qualification instruction.

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

Spire uses its website, SpireEnergy.com, as its primary channel for distribution of important information including news releases, analyst presentations and financial information. The information Spire, Spire Missouri and Spire Alabama file or furnish to the United States (U.S.) Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and their amendments, and proxy statements are available free of charge under “Filings & reports” in the Investors section of Spire’s website, SpireEnergy.com, as soon as reasonably practical after the information is filed with or furnished to the SEC. Information contained on Spire’s website is not incorporated by reference in this report. The SEC also maintains a website that contains Spire’s SEC filings (sec.gov).

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

In fiscal year 2022, Spire Missouri purchased natural gas from 24 different suppliers to meet its total service area current gas sales and storage injection requirements. Spire Missouri entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature-sensitive needs of its customers. Natural gas purchased by Spire Missouri for delivery to its service areas included 48.3 billion cubic feet (Bcf) through the Southern Star Central Gas Pipeline, Inc. (Southern Star) system, 26.3 Bcf through the Spire STL Pipeline, 26.3 Bcf through the Enable Mississippi River Transmission LLC (MRT) system, 6.3 Bcf through the Panhandle Eastern Pipe Line Company, LP (PEPL) system, 5.5 Bcf through the Rockies Express Pipeline, LLC (REX) system, and 4.5 Bcf through the Tallgrass Interstate Gas Transmission, LLC (TIGT) system. Spire Missouri also holds firm transportation arrangements on several other interstate pipeline systems that provide access to gas supplies upstream. Some of Spire Missouri’s commercial and industrial customers purchased their own gas with Spire Missouri transporting 52.0 Bcf to them through its distribution system.

The fiscal year 2022 peak day send out of natural gas to Spire Missouri customers, including transportation customers, occurred on January 20, 2022. The average temperature was 11 degrees Fahrenheit in both St. Louis and Kansas City. On that day, Spire Missouri’s customers consumed 1.58 Bcf of natural gas. For eastern Missouri, this peak day demand was met with natural gas transported to St. Louis through the MRT, Missouri Gas Pipeline LLC, Spire STL Pipeline, and Southern Star transportation systems, and from Spire Missouri’s on-system storage. For western Missouri, this peak day demand was met with natural gas transported to Kansas City through the Southern Star, PEPL, TIGT, and REX transportation systems.

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

In fiscal 2022, Spire Alabama purchased natural gas from 27 different suppliers to meet current gas sales, storage injection, and liquefied natural gas (LNG) liquefaction requirements, of which one supplier is under a long-term supply agreement. Approximately 68.2 Bcf was purchased for delivery by Southern Natural Gas, 3.7 Bcf by Transco, and 11.0 Bcf through intrastate pipelines to the Spire Alabama delivery points for its residential, commercial, and industrial customers.

The fiscal 2022 peak day send out for Spire Alabama was 0.5 Bcf on February 14, 2022, when the average temperature was 32 degrees Fahrenheit in Birmingham, of which 100% was met with supplies transported through Southern Natural Gas, Transco, and intrastate facilities.

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

In addition, Spire Missouri supplements pipeline gas with natural gas withdrawn from its own underground storage field located in St. Louis and St. Charles Counties in Missouri. The field is designed to provide approximately 0.3 Bcf of natural gas withdrawals on a peak day, and provides the ability to reinject natural gas during the heating season to replenish or increase deliverability, subject to maximum annual net withdrawals of approximately 4.0 Bcf of natural gas based on the inventory level that Spire Missouri plans to maintain.

Spire Alabama has a contractual right to store 12.7 Bcf of gas with Southern Natural Gas, 0.5 Bcf of gas with Gulf South Pipeline, 0.2 Bcf of gas with Transco and 0.2 Bcf of gas with Tennessee Gas Pipeline. In addition, Spire Alabama has 2.0 Bcf of LNG storage that can provide the system with up to an additional 0.2 Bcf of natural gas daily to meet peak day demand.

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

The following table presents the Company’s various labor agreements as of September 30, 2022:

		Employees	Contract Start	Contract End
Union	Local	Covered	Date	Date
Spire Missouri
United Steel, Paper and Forestry, Rubber Manufacturing, Allied-Industrial and Service Workers International Union (USW)	884	68	August 10, 2021	July 31, 2024
USW	11-6	843	August 1, 2021	July 31, 2024
USW	11-6-03	101	August 1, 2021	July 31, 2024
USW	12561	130	August 1, 2022	July 31, 2025
USW	14228	44	August 1, 2022	July 31, 2025
USW	11-267	28	August 1, 2022	July 31, 2025
International Brotherhood of Electrical Workers	53	2	October 1, 2022	September 30, 2025
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Kansas City	216	August 1, 2022	July 31, 2025
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Monett	52	August 1, 2022	July 31, 2025
Total Spire Missouri		1,484

Spire Alabama
USW	12030	235	May 1, 2020	April 30, 2023
United Association of Gas Fitters	548	221	May 1, 2022	April 30, 2025
Total Spire Alabama		456

Spire Gulf
USW	541	68	August 1, 2020	July 31, 2023

Total Spire		2,008

Operating Revenues and Customer Information

The following tables present information on Spire’s revenues and volume sold and transported (before intersegment eliminations), and annual average numbers of customers for the three years ended September 30, 2022, 2021 and 2020.

Gas Utility Operating Revenues
(% of Total)	2022	2021	2020
Residential	73%	58%	68%
Commercial & Industrial	17%	28%	22%
Transportation	6%	6%	6%
Other	4%	8%	4%
Total	100%	100%	100%

Gas Utility Volume Sold and Transported
(In millions of CCF)	2022	2021	2020
Residential	994.7	1,069.6	1,033.5
Commercial & Industrial	468.9	479.0	464.1
Transportation	1,617.6	1,614.7	1,637.8
Interruptible	11.8	15.0	14.5
Total System	3,093.0	3,178.3	3,149.9
Off-System	82.0	69.4	83.2
Total	3,175.0	3,247.7	3,233.1

Gas Utility Customers	2022	2021	2020
Residential	1,618,515	1,612,385	1,599,693
Commercial & Industrial	113,077	112,635	112,566
Transportation	1,023	846	847
Interruptible	50	63	67
Total	1,732,665	1,725,929	1,713,173

Total annual average number of customers for Spire Missouri and Spire Alabama for fiscal 2022 was 1,199,932 and 430,137, respectively.

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

The principal competition for the Utilities comes from the local electric companies. Other competitors in the service areas include suppliers of fuel oil, coal, and propane, as well as natural gas pipelines that can directly connect to large volume customers. Coal has been price competitive as a fuel source for very large boiler plant loads, but environmental requirements have shifted the economic advantage to natural gas. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage, thus limiting their competitiveness. Competition also comes from district steam systems in the downtown areas of both St. Louis and Kansas City and from municipally or publicly owned natural gas distributors located adjacent to the Alabama service territories. Direct use of renewables will continue to grow in the future and compete against distributed generation using natural gas.

Residential, commercial, and industrial customers represent approximately 94% and 81% of fiscal 2022 operating revenues for Spire Missouri and Spire Alabama, respectively. Given the current level of natural gas supply and market conditions, the Utilities believe that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In new multi-family and commercial rental markets, the Utilities’ competitive exposures are presently limited to space and water heating applications.

Spire Missouri and Spire Alabama offer gas transportation service to its large commercial and industrial customers. Transportation customers represent approximately 3% and 15% of fiscal 2022 operating revenues for Spire Missouri and Spire Alabama, respectively. The Spire Missouri tariff approved for that type of service produces a margin similar to that which Spire Missouri would have received under their regular sales rates. Similarly, Spire Alabama’s tariff is based on Spire Alabama’s sales profit margin so that operating margins are unaffected.

The Utilities are subject to various environmental laws and regulations that, to date, have not materially affected the Utilities’ or the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 16, Commitment and Contingencies, of the Notes to Financial Statements in Item 8.

GAS MARKETING

Spire Marketing is engaged in the marketing of natural gas and related services throughout the United States, which includes customers within and outside of the Utilities’ service areas. For fiscal 2022 and 2021, Spire Marketing volumes averaged 1.73 Bcf/day and 2.02 Bcf/day, respectively. The majority of Spire Marketing’s business is derived from the procurement and physical delivery of natural gas to a diverse customer base, primarily in the central and southern U.S. Through its retail operations, Spire Marketing offers natural gas marketing services to large commercial and industrial customers, while its wholesale business consists of producers, pipelines, power generators, municipalities, storage operators, and utility companies. Wholesale activities currently represent a majority of the total Gas Marketing business. The Gas Marketing strategy is to leverage its market expertise and risk management skills to manage and optimize the value of its portfolio of commodity, transportation, park and loan, and storage contracts while controlling costs and acting on new marketplace opportunities.

In the course of its business, Spire Marketing enters into agreements to purchase natural gas at a future date in order to lock up supply to cover future sales commitments to its customers. To secure access to the markets it serves, Spire Marketing contracts for transportation capacity on various pipelines from pipeline companies directly and from other parties through the secondary capacity market. Throughout fiscal 2022, Spire Marketing held approximately 1.1 Bcf per day of firm transportation capacity. In addition, to ensure reliability of service and to provide operational flexibility, Spire Marketing enters into firm storage contracts and interruptible park and loan transactions with various companies, where it is able to buy and retain gas to be delivered at a future date, at which time it sells the natural gas to third parties. As of September 30, 2022, Spire Marketing has contracted for approximately 28.2 Bcf of such storage and park and loan capacity for the 2022-2023 winter season.

OTHER

Other components of the Company’s consolidated information include:

•	Spire's natural gas midstream operations consisting of Spire STL Pipeline and Spire Storage West LLC (“Spire Storage”), described below;
•	Spire’s subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities; and
•	unallocated corporate items, including certain debt and associated interest costs.

Spire STL Pipeline is a wholly owned subsidiary of Spire which owns and operates a 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. Spire STL Pipeline’s operating revenue is derived primarily from Spire Missouri as its foundation shipper. The pipeline is under the jurisdiction of the Federal Energy Regulatory Commission (FERC) and is currently permitted to deliver natural gas supply into eastern Missouri under a temporary certificate authorization from FERC. See related discussion under the caption “—Failing to secure a permanent re-authorization of the Spire STL Pipeline to operate could adversely affect the Company” under “Item 1A. Risk Factors” and in Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

Spire Storage is engaged in the storage of natural gas in the western region of the United States. The facility consists of two storage fields operating under one FERC market-based rate tariff currently authorized to provide up to 55 Bcf of storage capacity to customers. The actual storage capacity was 23 Bcf as of September 30, 2022, and management is in the process of expanding it to 39 Bcf by 2025.

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

Climate change, and regulatory, public policy, or legislative changes to address the potential for climate change, could adversely affect operations and financial results of the Company. Management believes it is likely that any such resulting impacts would occur over a long period of time and thus would be difficult to quantify with any degree of specificity. To the extent climate change results in warmer temperatures, financial results could be adversely affected through lower gas volumes and revenues and reduced marketing opportunities. Another possible impact of climate change may be more frequent and more severe weather events, such as hurricanes and tornadoes, which could increase costs to repair damaged facilities and restore service to customers or result in lost revenues if the Company were unable to deliver natural gas to customers. Such weather events could also disrupt our usual gas supplies and make it impossible or extremely costly to find replacement gas for our customers. To the extent such impacts are not covered by insurance or recovered in rates, the foregoing events could have a material adverse effect on the Company’s financial condition and results of operations.

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

On June 22, 2021, the U.S. Court of Appeals for the District of Columbia Circuit issued an order vacating the Spire STL Pipeline’s FERC certificates to operate and remanding the proceeding back to the FERC, which took effect on October 8, 2021. On September 14, 2021, and December 3, 2021, the FERC issued temporary certificates to allow the pipeline to continue operating indefinitely while it considers approval of a new permanent certificate.

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

Spire Missouri relies on the Spire STL Pipeline to transport natural gas into the St. Louis region. In the event the pipeline is taken out of service or even as a result of regulatory uncertainty and business constraints associated with ongoing temporary authorization of the pipeline, Spire Missouri’s customers, financial condition and results of operations may be adversely impacted, which could result in a material adverse effect on the Company’s financial condition and results of operations, as discussed under RISKS THAT RELATE TO THE GAS UTILITY SEGMENT below.

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

Spire STL Pipeline is dependent upon third-party pipelines and other facilities to provide delivery options to and from its pipeline. If any pipeline connection were to become unavailable for volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, Spire STL Pipeline’s ability to continue shipping natural gas to end markets could be restricted, and to the extent not mitigated by contractual indemnification, insurance or tariffs, would thereby reduce its revenues. Any permanent interruption at any key pipeline interconnect that causes a material reduction in volumes transported on its pipeline could result in an impairment loss that could have a material adverse effect on the Company’s financial condition and results of operations.

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

The U.S. Pipeline and Hazardous Materials Safety Administration (PHMSA) requires pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and to take additional measures to protect pipeline segments located in areas where a leak or rupture could potentially do the most harm. PHMSA constantly updates its regulations to ensure the highest levels of pipeline safety. As the operator of pipelines, Spire is required to:

•	perform ongoing assessments of pipeline integrity;
•	identify and characterize applicable threats to pipelines;
•	improve data collection, integration and analysis;
•	repair and remediate the pipeline as necessary; and
•	implement preventative and mitigating actions.

The Company is required to maintain pipeline integrity programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. Should the Company fail to comply with applicable statutes and the PHMSA Office of Pipeline Safety’s rules and related regulations and orders, it could be subject to significant penalties and fines.

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

The Company has significantly reduced its current federal and state income tax obligations over the past few years through tax planning strategies including the use of bonus depreciation deductions for certain expenditures for property. As a result, the Company has generated large annual taxable losses that have resulted in significant federal and state net operating losses. The Company plans to utilize these net operating losses in the future to reduce income tax obligations. The value of these net operating losses could be reduced if the Company cannot generate enough taxable income in the future to utilize all of the net operating losses generated prior to the Tax Cuts and Jobs Act of 2017 before they expire due to lower-than-expected financial performance or regulatory actions.

Changes to income tax policy, laws and regulations, including but not limited to changes in tax rates, the deductibility of certain expenses including interest and state and local income taxes and/or changes in the deductibility of certain expenditures for property, could adversely impact the Company. Those impacts could include reducing the value of its net operating losses and could result in material charges to earnings. Further, the Company’s financial condition and results of operations may be adversely impacted. Notably, the Inflation Reduction Act became effective on August 16, 2022. This new law provides various credits and incentives with respect to clean energy. The Company is evaluating the impact and applicability of these programs to its operations, but they are not expected to have a material impact on the Company.

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

The Company plans to continue to increase capacity, improve operating performance, and improve the integrity of its storage fields and associated above-ground facilities of Spire Storage. Construction of such assets is subject to various risks and uncertainties, including supply chain and labor disruptions, weather conditions during construction, equipment failures and construction quality issues. Any such disruptions, as well as any negative effects from the risks discussed below, could result in an impairment of Spire's investment in the project, and such impairment could have a material adverse effect on the Company's financial condition and results of operations.

Any damage to the Spire Storage facilities or pipelines, or lack of integrity to its storage fields, including damages caused by a blow-out, to the extent not covered by insurance, could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company does not own all the land on which its storage facilities were constructed, and it is, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use, if and when applicable property rights expire or are renewed. Changes in the terms of such land use could have an adverse impact on the financial condition and results of operations of the Company’s storage business.

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

Storage businesses are affected by various gas market fundamentals which impact the level of demand for storage services and the rates that can be charged for these services. These market fundamentals include: seasonal price spread; monthly, daily and hourly price volatility; locational basis for pricing points on pipelines connected to a storage facility; seasonal, daily and hourly weather; and operational impacts in supply and market areas served by a storage facility and its connected pipelines. These fundamentals have varying and potentially material adverse impacts on the various services offered by storage facilities and the rates that can be charged for these services in the market. These services include long-term firm storage, short-term park and loan, wheeling, and optimization. Rates below the variable costs to operate a storage facility could result in a decision to not operate all the capacity in the facility or to operate the facility at a loss if required to fulfill firm customer contract obligations. A sustained decline in these rates or a shut-in of all or a portion of one or more facilities’ capacity could have an adverse impact on the Company’s financial condition and results of operations.

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

Accounting for the economics of rate regulation affects multiple financial statement line items (such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; and operating expenses) and affects multiple disclosures in the Company’s financial statements. There is a risk that the state public service commissions will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. A material disallowance of deferred costs could adversely affect the Utilities’ results of operations.

The MoPSC also approves Spire Missouri’s Infrastructure System Replacement Surcharge (ISRS). The ISRS allows Spire Missouri expedited recovery for its investment to upgrade its infrastructure and enhance its safety and reliability without the necessity of a formal rate case. Such investments are subject to review, and there is risk that any material disallowance of costs under ISRS could adversely affect the timing of revenues and cash flows.

The Utilities’ ability to obtain and timely implement rate increases and rate supplements to maintain the current rate of return is subject to regulatory review and approval. There can be no assurance that they will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return. Spire Alabama’s and Spire Gulf’s rate setting process, Rate Stabilization and Equalization (RSE), is subject to regulation by the APSC and is implemented pursuant to APSC orders expiring September 30, 2025. RSE adjustments would continue after that date unless the APSC enters an order to the contrary in a manner consistent with the law. Spire Mississippi is subject to regulation by the MSPSC and utilizes the Rate Stabilization Adjustment (RSA) Rider. For further details, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

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

In particular, the natural gas supply provided to Spire Missouri by Spire STL Pipeline is at risk due to the order issued by the U.S. Court of Appeals for the District of Columbia Circuit vacating the Spire STL Pipeline’s Certificate of Public Convenience and Necessity previously issued by the FERC and remanding the matter back to the FERC for further action. The STL Pipeline is currently operating under temporary certificates. In the event this pipeline is taken out of service, either temporarily or permanently, Spire Missouri’s ability to secure new pipeline contracts on other systems serving the region may be significantly constrained, and Spire Missouri would not be able to replace that supply based on similar terms or at all over the short term based on current market and operating conditions. In the event that the Spire STL Pipeline is unavailable and an extreme weather event occurs, Spire Missouri would face heightened risks, including service outages and other disruptions; the need for service restoration, creating hazards for Spire Missouri, its employees, and its customers; the potential for loss of life and property in its service territory; and associated exposure to litigation or administrative proceedings. If this pipeline is taken out of service, Spire Missouri may need to design, construct, and place in service new facilities or modify existing facilities in order to receive gas from alternate sources, giving rise to additional regulatory and business risks and hazards.

Spire Missouri will continue to pursue all legal and regulatory avenues to ensure access to reliable, affordable and safe delivery of energy for eastern Missouri. If Spire Missouri is unable to obtain sufficient pipeline capacity to meet its customers’ annual and seasonal natural gas demands, Spire Missouri’s financial condition and results of operations may be adversely impacted which could result in a material adverse effect on the Company’s financial condition and results of operations.

The Utilities are involved in legal or administrative proceedings before various courts and governmental bodies that could adversely affect their results of operations and financial condition.

The Utilities are involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, environmental issues, gas cost prudence reviews and other matters. For further details, see Contingencies in Note 16 to the financial statements in Item 8. Adverse decisions regarding these matters, to the extent they require the Utilities to make payments in excess of amounts provided for in their financial statements, or to the extent they are not covered by insurance, could adversely affect the Utilities’ results of operations and financial condition.

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

Other than fixed-price forward physical purchase contracts, Spire Alabama, Spire Gulf, and Spire Mississippi currently do not utilize risk mitigation strategies that incorporate commodity hedge instruments, but Spire Alabama has the ability to do so through its GSA.

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

Because of competition, the Utilities may not be able to retain existing customers or acquire new customers, which could have an adverse impact on their business, results of operations and financial condition.

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

The Utilities compete with distributors offering a broad range of services and prices, from full-service distributors to those offering delivery only. The Utilities also compete for retail customers with suppliers of alternative energy products, principally propane and electricity, and to a growing extent, distributed sources of renewable energy. If they are unable to compete effectively, the Utilities may lose existing customers and/or fail to acquire new customers, which in the aggregate could have a material adverse effect on their business, results of operations and financial condition. Along those lines, changes in wholesale natural gas prices compared with prices for electricity, fuel oil, coal, propane, or other energy sources can significantly impact the cost of delivered natural gas, which may affect the Utilities’ retention of natural gas customers and may adversely impact their financial condition and results of operations.

Regional supply/demand fluctuations and changes in national infrastructure, as well as regulatory discretion, may adversely affect the Utilities’ ability to profit from off-system sales and capacity release.

Spire Missouri’s and Spire Alabama’s income from off-system sales and capacity release is subject to fluctuations in market conditions and changing supply and demand conditions in areas the Utilities hold pipeline capacity rights. Specific factors impacting the Utilities’ income from off-system sales and capacity release include the availability of attractively priced natural gas supply, availability of pipeline capacity, and market demand. Income from off-system sales and capacity release is shared with customers. Spire Missouri and Spire Alabama are allowed to retain 25% of the net margins achieved as a result of such off-system sales and capacity release. The Utilities’ ability to retain such income in the future is subject to regulatory discretion. In fact, as of April 2022, Spire Alabama can only retain the 25% of capacity release after the first $1.6 million goes entirely to customers (while sharing remains immediate for off-system sales).

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

Regulatory and legislative developments pertaining to the energy industry may adversely impact Gas Marketing’s results of operations and financial condition.

The Gas Marketing business is non-regulated, in that the rates it charges its customers are not currently established by or subject to approval by any regulatory body with jurisdiction over its business. However, it is subject to various laws and regulations affecting the energy industry. New regulatory and legislative actions may adversely impact Gas Marketing’s results of operations and financial condition by potentially reducing customer growth opportunities and/or increasing the costs of doing business.

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

Catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, tropical storms, winter storms, terrorist acts, acts of civil unrest, pandemic illnesses or other similar occurrences could adversely affect the Utilities’ facilities and operations, as well as those of Spire STL Pipeline and Spire Storage. The Utilities have emergency planning and training programs in place to respond to events that could cause business interruptions. However, unanticipated events or a combination of events, failure in resources needed to respond to events, or slow or inadequate response to events may have an adverse impact on the operations, financial condition, and results of operations of the Company and its subsidiaries. To the extent the impacts of such catastrophic events are not covered by insurance or recovered in rates, this could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company acknowledges that increased dependence on technology increases the Company’s exposure to cyberattack. The Company and its subsidiaries closely monitor both preventive and detective measures to manage these risks and maintain cyber risk insurance to mitigate a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these cyber events is not covered by insurance, it could adversely affect the Company’s and its subsidiaries’ financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Spire

Refer to the information below about the principal properties of Spire Missouri and Spire Alabama. The Spire EnergySouth utilities own more than 5,000 miles of pipelines. Other properties of Spire and its subsidiaries do not constitute a significant portion of its properties. The current leases for office space in downtown St. Louis commenced in early 2015, with terms ranging from 10 to 20 years, with multiple renewal options. For further information on leases see Note 17, Leases, of the Notes to Financial Statements in Item 8.

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

Item 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS – Listed below are executive officers as defined by the SEC for Spire. Their ages, at September 30, 2022, and positions are listed below along with their business experience during the past five years.

Name	Age	Position with Company (1)	Appointed (2)

S. Sitherwood	62	President and Chief Executive Officer	February 2012
		Chairman of the Board, Spire Missouri	January 2015
		Chairman of the Board, Spire Alabama	September 2014

S. L. Lindsey	56	Executive Vice President, Chief Operating Officer	January 2020
		Executive Vice President, Chief Executive Officer of Gas Utilities and Distribution Operations (until December 2019)	October 2012
		Chief Executive Officer, Spire Missouri	December 2018
		Chief Executive Officer, Spire Alabama	September 2014

S. P. Rasche	62	Executive Vice President and Chief Financial Officer	November 2013
		Chief Financial Officer, Spire Missouri (until January 2020)	May 2012
		Chief Financial Officer, Spire Alabama (until January 2020)	September 2014

M. C. Darrell	64	Senior Vice President, Chief Legal and Compliance Officer	May 2012

M. C. Geiselhart	63	Senior Vice President, Chief Strategy and Corporate Development Officer	January 2015

S. B. Carter	50	Senior Vice President, Chief Operating Officer of Distribution Operations	January 2019
		Senior Vice President, Commercial Operations (until December 2018)	January 2017
		President, Spire Missouri	December 2018

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Spire

Spire’s common stock trades on The New York Stock Exchange (NYSE) under the symbol “SR”. The number of holders of record as of November 11, 2022 was 2,636.

Dividends are payable on the Company’s common stock at the discretion of its Board of Directors (the “Board”). Spire, and Spire Missouri prior to the holding company’s formation in 2000, has paid common stock dividends continuously since 1946, with 2022 marking the 19th consecutive year of increasing dividends on an annualized basis. Although the Board expects to continue paying dividends on the common stock for the foreseeable future, the declaration of dividends is not guaranteed. The amount of dividends on the common stock, if any, will depend upon the Company’s financial condition, results of operations, capital requirements, and other factors.

Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

September 30	2017	2018	2019	2020	2021	2022
Spire Inc.	$100.00	$101.64	$124.10	$78.42	$93.66	$99.28
S&P 500 Utilities Index	100.00	102.93	130.82	124.32	138.01	145.71
S&P 500 Index	100.00	117.91	122.93	141.55	184.02	155.55

*	Cumulative total return is based on a $100 investment on September 30, 2017, assuming reinvestment of dividends.

The S&P 500 Utilities Index is comprised of 29 utilities heavily weighted to large capitalization (median market cap of $21.9 billion) electric utilities. In 2020, stocks of small and mid cap electric utilities and gas utility companies (like Spire) in general traded lower relative to the large cap electric sector. Since then, Spire has outperformed both the S&P 500 Utilities and the S&P 500 Indices.

For disclosures related to securities authorized for issuance under equity compensation plans, see Note 3, Stock-Based Compensation, of the Notes to Financial Statements in Item 8.

During the three months ended September 30, 2022, the only repurchases of the Company’s common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	182	$76.32	—	—
August 1, 2022 - August 31, 2022	—	—	—	—
September 1, 2022 - September 30, 2022	340	68.87	—	—
Total	522	$71.47	—	—

Spire Missouri

Spire Missouri common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.

Spire Missouri’s mortgage contains restrictions on its ability to pay cash dividends on its common stock, as described in further detail in Note 5, Shareholders’ Equity, of the Notes to Financial Statements in Item 8. As of September 30, 2022 and 2021, the amount under the mortgage’s formula that was available to pay dividends was $1,579.4 million and $1,413.4 million, respectively.

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

OVERVIEW

The Company has two reportable segments: Gas Utility and Gas Marketing. Nearly all of Spire’s earnings are derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. Due to the seasonal nature of the Utilities’ business and the volumetric Spire Missouri rate design, earnings of Spire and each of the Utilities are typically concentrated during the heating season of November through April each fiscal year.

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

Gas Marketing

Spire Marketing is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. Spire Marketing markets natural gas to customers across the U.S. (and into Canada), including customers inside and outside of the Utilities’ service areas. It holds firm transportation and storage contracts in order to effectively manage its transactions with counterparties, which primarily include producers, municipalities, electric and gas utility companies, and large commercial and industrial customers.

Other

Other components of the Company’s consolidated information include:

•	Spire STL Pipeline, a subsidiary of Spire providing interstate natural gas pipeline transportation services;
•	Spire Storage, a subsidiary of Spire providing interstate natural gas storage services;
•	Spire’s subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities; and
•	unallocated corporate items, including certain debt and associated interest costs.

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

•	the Utilities’ ability to access credit markets and maintain working capital sufficient to meet operating requirements;
•	the effect of natural gas price volatility on the business; and
•	the ability to manage costs, integrate and standardize operations, and upgrade infrastructure.

In the Gas Marketing segment, these include:

•	the risks of competition;
•	fluctuations and volatility in natural gas prices;
•	the changing flow and availability of natural gas;
•	new national infrastructure projects;
•	the ability to procure firm transportation and storage services at reasonable rates;
•	credit and/or capital market access; and
•	counterparty risks.

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

The Utilities work actively to reduce the impact of wholesale natural gas price volatility on their costs by strategically structuring their natural gas supply portfolios to increase their gas supply availability and pricing alternatives. They may also use derivative instruments to hedge against significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Purchased Gas Adjustment (PGA) clause of Spire Missouri, Spire Gulf and Spire Mississippi and the Gas Supply Adjustment (GSA) rider of Spire Alabama allow the Utilities to flow through to customers, subject to prudence review by the public service commissions, the cost of purchased gas supplies, including costs, cost reductions and related carrying costs associated with the use of derivative instruments to mitigate volatility in the cost of natural gas. As of September 30, 2022, Spire Missouri had active derivative positions, but Spire Alabama has had no gas supply derivative instrument activity since 2010. Except in certain situations discussed under the caption “—The Utilities’ ability to meet their customers’ natural gas requirements may be impaired if contracted gas supplies, interstate pipeline and/or storage services are not available or delivered in a timely manner” under Item 1A, Risk Factors, and in Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8, the Utilities believe they will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.

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

In addition to its own operating cash flows, Spire Marketing relies on Spire’s parental guaranties to secure its purchase and sales obligations of natural gas, and it also has access to Spire’s liquidity resources. A large portion of Spire Marketing’s receivables are from customers in the energy industry. It also enters into netting arrangements with many of its energy counterparties to reduce overall credit and collateral exposure. On a net dollar exposure basis, the majority of Spire Marketing’s customers are utilities or utility affiliates. Although Spire Marketing’s uncollectible amounts are closely monitored and have not been significant, increases in uncollectible amounts from customers are possible and could adversely affect Spire Marketing’s liquidity and results of operations.

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

EARNINGS

This section contains discussion and analysis of the results for the year ended September 30, 2022 compared to the results for the year ended September 30, 2021. The discussion and analysis of the results for the year ended September 30, 2021 compared to the results of the year ended September 30, 2020 can be found in Part II, Item 7 of Spire Inc.’s fiscal 2021 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on November 22, 2021.

Overview

The past two years have offered numerous challenges. During severe winter weather in fiscal 2021, we were successful in providing safe, reliable service for our service areas in addition to driving value from investments in transportation and storage capacity we made at Spire Marketing. With regard to the Spire STL Pipeline, while operating under a temporary certificate, we continue to work with regulators and constituents regarding obtaining a permanent certificate. As discussed in Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8, we also received an order in our  2021 Missouri rate review which was inconsistent with precedent established by the MoPSC in prior rate cases.

Against this backdrop, the Company continued the important work of upgrading our Utilities’ infrastructure to make our system safer, more reliable and environmentally sustainable. We also further deployed technology, including ultrasonic meters, to improve our service operations and deliver on improved experience for the homes and business we serve.

On the Gas Utility regulatory front, we continue to make progress. Spire Missouri filed a new general rate case on April 1, 2022, seeking full recovery of its updated cost of service, deferred overhead costs, and increased capital investment, as well as a fair and reasonable rate of return. The filing requested a $152 million revenue increase, reflecting a $3.4 billion rate base and a rate of return based on a requested return on equity of 10.5% and a 55% equity capitalization. After local public hearings were completed, the parties reached a Full Unanimous Stipulation and Agreement to resolve all issues in the case which was filed with the MoPSC on November 4, 2022. A hearing regarding this stipulation is currently set for November 18.

This fiscal year also saw progress in Spire's midstream operations. Spire Storage received FERC approval to expand capacity and increase pipeline connectivity at certain of Spire Storage’s natural gas storage facilities in Wyoming. On August 26, 2022, the Company announced that capital expenditures in support of this project will total $195.0 through fiscal years 2023 into 2025.

The following sections present and discuss the financial metrics in total and by registrant and segment.

Spire

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

					Per
	Gas	Gas		Consol-	Diluted
	Utility	Marketing	Other	idated	Share**
Year Ended September 30, 2022
Net Income (Loss) [GAAP]	$198.6	$35.6	$(13.4)	$220.8	$3.95
Adjustments, pre-tax:
Fair value and timing adjustments	—	(11.4)	—	(11.4)	(0.22)
Income tax effect of adjustments*	4.1	2.8	—	6.9	0.13
Net Economic Earnings (Loss) [Non-GAAP]	$202.7	$27.0	$(13.4)	$216.3	$3.86

Year Ended September 30, 2021
Net Income (Loss) [GAAP]	$237.2	$44.8	$(10.3)	$271.7	$4.96
Adjustments, pre-tax:
Missouri regulatory adjustments	(9.0)	—	—	(9.0)	(0.17)
Fair value and timing adjustments	0.3	3.0	—	3.3	0.06
Acquisition, divestiture and restructuring activities	—	—	(1.3)	(1.3)	(0.02)
Income tax effect of adjustments*	2.1	(0.8)	0.3	1.6	0.03
Net Economic Earnings (Loss) [Non-GAAP]	$230.6	$47.0	$(11.3)	$266.3	$4.86

Year Ended September 30, 2020
Net Income (Loss) [GAAP]	$213.6	$7.0	$(132.0)	$88.6	$1.44
Adjustments, pre-tax:
Impairments	—	—	148.6	148.6	2.89
Fair value and timing adjustments	(0.3)	2.8	—	2.5	0.05
Income tax effect of adjustments*	0.1	(0.7)	(31.3)	(31.9)	(0.62)
Net Economic Earnings (Loss) [Non-GAAP]	$213.4	$9.1	$(14.7)	$207.8	$3.76

*

Income tax effect is calculated by applying federal, state and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items and then adding any estimated effects of enacted state or local income tax laws for periods before the related effective date and, in the case of fiscal 2022, includes the $4.1 Spire Missouri regulatory adjustment discussed below.

**

Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation, which includes reductions for cumulative preferred dividends and participating shares.

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas	Gas
	Utility	Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2022
Operating Income	$339.9	$46.9	$21.4	$—	$408.2
Operation and maintenance expenses	413.3	14.6	37.1	(15.4)	449.6
Depreciation and amortization	227.9	1.4	8.0	—	237.3
Taxes, other than income taxes	176.2	0.6	2.7	—	179.5
Less: Gross receipts tax expense	(109.6)	(0.2)	—	—	(109.8)
Contribution Margin [Non-GAAP]	1,047.7	63.3	69.2	(15.4)	1,164.8
Natural gas costs	788.8	171.4	—	(36.3)	923.9
Gross receipts tax expense	109.6	0.2	—	—	109.8
Operating Revenues	$1,946.1	$234.9	$69.2	$(51.7)	$2,198.5

	Gas	Gas
	Utility	Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2021
Operating Income	$374.0	$58.5	$17.7	$—	$450.2
Operation and maintenance expenses	422.2	17.1	40.2	(13.7)	465.8
Depreciation and amortization	204.4	1.2	7.5	—	213.1
Taxes, other than income taxes	157.0	0.9	2.2	—	160.1
Less: Gross receipts tax expense	(93.9)	(0.1)	—	—	(94.0)
Contribution Margin [Non-GAAP]	1,063.7	77.6	67.6	(13.7)	1,195.2
Natural gas costs	961.7	18.8	0.1	(34.3)	946.3
Gross receipts tax expense	93.9	0.1	—	—	94.0
Operating Revenues	$2,119.3	$96.5	$67.7	$(48.0)	$2,235.5

	Gas	Gas
	Utility	Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2020
Operating Income (Loss)	$334.3	$9.3	$(137.2)	$—	$206.4
Operation and maintenance expenses	421.3	11.8	38.2	(12.7)	458.6
Depreciation and amortization	189.7	0.6	7.0	—	197.3
Taxes, other than income taxes	146.5	1.1	0.8	—	148.4
Impairment loss	—	—	148.6	—	148.6
Less: Gross receipts tax expense	(91.1)	(0.4)	—	—	(91.5)
Contribution Margin [Non-GAAP]	1,000.7	22.4	57.4	(12.7)	1,067.8
Natural gas costs	660.2	65.1	0.4	(29.6)	696.1
Gross receipts tax expense	91.1	0.4	—	—	91.5
Operating Revenues	$1,752.0	$87.9	$57.8	$(42.3)	$1,855.4

Select changes from the year ended September 30, 2021 to the year ended September 30, 2022 are summarized in the following table and discussed below.

	Gas	Gas	Other, Net of
Changes from FY21 to FY22	Utility	Marketing	Eliminations	Consolidated
Net Income	$(38.6)	$(9.2)	$(3.1)	$(50.9)
Net Economic Earnings [Non-GAAP]	(27.9)	(20.0)	(2.1)	(50.0)
Operating Revenues	(173.2)	138.4	(2.2)	(37.0)
Contribution Margin [Non-GAAP]	(16.0)	(14.3)	(0.1)	(30.4)
Operating Expenses	(8.9)	(2.5)	(4.8)	(16.2)
Interest Expense				13.2
Income Tax				(9.6)

The increase in interest expense was primarily driven by higher levels of short-term borrowings in fiscal 2022, combined with the impact of net long-term debt issuances and higher average short-term interest rates. Short-term rates averaged 1.1% in fiscal 2022 compared to 0.4% for fiscal 2021.

The reduction in income taxes was primarily attributable to the lower pre-tax book income in 2022, partly offset by a $4.1 charge resulting from Tax Cuts and Jobs Act (TCJA) reconciliations from the 2021 Missouri rate order that was issued late in the first quarter of fiscal 2022.

Gas Utility

The $38.6 decrease in Gas Utility net income primarily reflects decreases of $29.2 and $5.3 at Spire Missouri and Spire Alabama, respectively, while the $27.9 decrease in net economic earnings for the segment reflects decreases of $18.5 and $5.3 at Spire Missouri and Spire Alabama, respectively. These results are described in further detail below.

The decrease in Gas Utility operating revenues for fiscal 2022 was attributable to the following factors:

Spire Missouri – Fiscal 2021 OFO charges	$(195.8)
Spire Missouri – Off-system sales and capacity release	(120.1)
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(9.9)
Spire Missouri and Spire Alabama – Higher PGA/GSA gas cost recoveries	99.9
Spire Missouri – 2021 rate order effects	18.1
Spire Missouri and Spire Alabama – Higher gross receipts taxes	15.7
Spire Alabama – Off-system sales and capacity release	9.8
Spire Alabama – RSE: net adjustments	4.3
All other factors	4.8
Total Variation	$(173.2)

The decrease in revenues was driven primarily by a $199.8 decrease in Spire Missouri gas costs (including $195.8 of cover charges and OFO penalties to certain wholesale customers in the prior year), a $120.1 decrease in Spire Missouri off-system sales, and higher segment weather/volumetric impacts of $9.9. These negative impacts were partly offset by higher PGA/GSA gas cost recoveries of $99.9, an $18.1 increase in revenues as a result of the Spire Missouri 2021 rate order, higher segment gross receipts taxes of $15.7, a $9.8 increase in Spire Alabama off-system sales, and a $4.3 increase in revenues due to Spire Alabama’s rate adjustments under the RSE mechanism.

The year-over-year decrease in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – Off-system sales and capacity release	$(26.3)
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(9.2)
Spire Missouri – 2021 rate order effects	18.1
Spire Alabama – RSE: net adjustments	3.8
Spire Alabama – Off-system and capacity release	1.5
All other factors	(3.9)
Total Variation	$(16.0)

The contribution margin decrease resulted primarily from lower Missouri off-system sales, Spire Missouri and Spire Alabama volumetric impacts of $9.2, partly offset by an $18.1 increase resulting from the 2021 Missouri rate order, Spire Alabama rate adjustments under the RSE mechanism, and higher volumetric margins. The lower off-system sales and volumetric impacts were primarily the result of the extreme weather conditions from Winter Storm Uri in February 2021.

Reported O&M expenses decreased $8.9. O&M decreased by $9.8 after excluding the impacts of the Non-service Cost Transfer of $4.4, the $9.0 attributable to the Missouri Supreme Court ruling that partially reversed 2018 rate order pension cost disallowances, and $3.7 due to one-time cost adjustments relating to stipulations settled in the 2021 Spire Missouri rate order. This decrease is due primarily to lower employee-related costs and lower bad debt expense. Depreciation and amortization expenses for the year ended September 30, 2022 increased $24.2 from the prior year, principally the result of continued infrastructure capital spending, with $16.1 of the increase attributable to Spire Missouri and $4.7 attributable to Spire Alabama. Included in the Spire Missouri increase is a $3.4 charge pertaining to meter cost recovery that was disallowed by the MoPSC. Taxes, other than income taxes, increased $19.2, and were driven by the higher pass-through gross receipts taxes mentioned earlier, combined with higher property taxes resulting from the continued infrastructure build-out by the utilities.

Gas Marketing

Both net income and net economic earnings reflect the strong operating results in the prior year, driven by storage positions that resulted in optimization of market conditions in the second quarter of fiscal 2021 due to extreme weather as a result of Winter Storm Uri. Current year incremental optimization of storage and transportation assets in the Southeast during the third and fourth quarters of fiscal 2022 and favorable fair value adjustments only partly offset the benefits from the extreme weather in the prior year.

The variance in revenues primarily reflects higher commodity pricing in fiscal 2022.

Gas Marketing contribution margin decreased $14.3 from the same period last year, driven principally by strong second quarter results in fiscal 2021. During the second quarter of fiscal 2021, the February cold weather events drove significantly higher regional basis differentials and volumes, which were only partly offset by favorable year-over-year fair value adjustments of $14.4 and incremental optimization of storage and transportation assets in the Southeast during the third and fourth quarters of fiscal 2022.

Other

The Company’s other non-utility activities generated a $3.1 higher net loss for fiscal 2022. Included in those results were higher interest and corporate costs in the current year. Other operating revenue increased $1.5, driven principally by Spire STL Pipeline and Spire Storage. Other operating expenses were $3.1 lower than the prior year, primarily reflecting lower current year operating expenses at Spire Storage and STL Pipeline.

Spire Missouri

	Year Ended September 30,
	2022	2021
Operating Income	$204.0	$228.6
Operation and maintenance expenses	255.7	261.1
Depreciation and amortization	145.3	129.2
Taxes, other than income taxes	129.0	110.9
Less: Gross receipts tax expense	(79.6)	(64.3)
Contribution Margin [Non-GAAP]	654.4	665.5
Natural gas costs	587.0	786.8
Gross receipts tax expense	79.6	64.3
Operating Revenues	$1,321.0	$1,516.6
Net Income	$114.9	$144.1

The $195.6 decrease in operating revenues reflects a $120.1 decrease in 0ff-system sales and lower gas costs of $109.5 (as commodity cost recovery increases in the current year of $86.3 were more than offset by last year's $195.8 of cover charges and OFO penalties to certain wholesale customers). Partly offsetting these negative impacts were an $18.1 increase in operating revenues due to the 2021 Missouri rate order, a $15.3 increase in gross receipts taxes, and a $3.4 increase in volumetric impacts as underlying increases in economic activity more than offset the impact of warmer weather in the current year.

Temperatures in Spire Missouri’s service areas during fiscal 2022 were 5.7% warmer than during fiscal 2021 and 9.5% warmer than normal. The Spire Missouri total system volume sold and transported was 1,602.8 million centum of cubic feet (CCF) for the year ended September 30, 2022, compared with 1,666.9 million CCF last year. Total off-system volume sold and transported was 19.1 million CCF for fiscal 2022, compared with 21.9 million for fiscal 2021.

Contribution margin decreased $11.1 from the prior year. The variance was attributable to a $26.3 decrease in off-system sales and $2.0 lower volumetric margins (both principally due to the extreme weather in February of the prior year), which were only partly offset by the previously mentioned $18.1 increase relating to the 2021 Missouri rate order.

Excluding the Non-service Cost Transfer of $3.5, the Missouri Supreme Court ruling totaling $9.0 and the $3.7 due to one-time cost adjustments relating to stipulations settled in the 2021 Spire Missouri rate order discussed above, O&M expenses during the year ended September 30, 2022, decreased $7.2 from last year. The decrease in O&M was driven by lower employee-related costs. Depreciation increased by $16.1 as a result of continuing capital investment and a $3.4 charge pertaining to disallowed meter cost recovery by the MoPSC. Taxes, other than income taxes, increased $18.1, driven by the higher pass-through gross receipts taxes and higher property taxes resulting from the continued infrastructure build-out.

Spire Missouri’s other expense was $2.0 lower, as the increase of $3.5 due primarily to the Non-service Cost Transfer expense and decreases in the fair value of investments associated with non-qualified employee benefit plans reflecting market conditions were more than offset by miscellaneous income. Interest expense increased $10.6, reflecting higher levels of long-term debt and higher short-term interest rates. Income tax expense for the current year was lower by $4.0, as the impact of lower pre-tax book income was partly offset by a $4.1 charge resulting from TCJA reconciliations from the 2021 Missouri rate order that was completed late in the first quarter of fiscal 2022.

Spire Alabama

	Year Ended September 30,
	2022	2021
Operating Income	$112.6	$117.0
Operation and maintenance expenses	130.1	132.5
Depreciation and amortization	66.8	62.1
Taxes, other than income taxes	38.1	37.1
Less: Gross receipts tax expense	(25.5)	(25.1)
Contribution Margin [Non-GAAP]	322.1	323.6
Natural gas costs	161.5	145.3
Gross receipts tax expense	25.5	25.1
Operating Revenues	$509.1	$494.0
Net Income	$68.5	$73.8

The $15.1 increase in operating revenues reflects a $13.6 increase in gas cost recoveries pursuant to the GSA mechanism, off-system sales in the current year contributing $9.8 to revenue growth, and $4.3 higher net rate adjustments under the RSE mechanism. These favorable impacts were partly offset by a $13.3 reduction attributable to weather/volumetric impacts that were impacted by weather mitigation.

Temperatures in Spire Alabama’s service area during fiscal 2022 were 4.1% warmer than during fiscal 2021 and 9.7% warmer than normal. Spire Alabama’s total system volume sold and transported was 1,010.8 million CCF during the year ended September 30, 2022, compared with 1,009.4 million CCF during the prior year. Off-system sales volume for fiscal 2022 totaled 63.1 million CCF compared with 47.5 million CCF for fiscal 2021.

Contribution margin decreased $1.5, which was principally a result of unfavorable weather/volumetric impacts totaling $7.2. This negative impact was mostly offset by net favorable RSE adjustments of $3.8 and off-system sales contributing $1.5 in growth in fiscal 2022. Excluding the impact of the Non-Service Cost Transfer of $0.9, the decrease in O&M of $1.5 was driven by lower operations and employee-related costs. Depreciation expense was up $4.7 reflecting the continued infrastructure investments being made in the territory.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	2022	2021	2020
Net cash provided by operating activities	$55.0	$249.8	$469.9
Net cash used in investing activities	(546.7)	(622.0)	(631.6)
Net cash provided by financing activities	500.9	379.4	160.0

Net cash provided by operating activities decreased $194.8 from 2021 to 2022 and decreased $220.1 from 2020 to 2021. In addition to the changes in net income between the respective periods (discussed above), the remaining changes were related to regulatory timing and fluctuations in working capital items, as discussed below in the Future Cash Requirements section. More specifically, when looking at the change from 2020 to 2021, the large increase in accounts receivable was due to the February 2021 cold weather event and the related delayed collections. In addition, this significant cold weather event impacted other areas, including increased inventories to ensure supply and increased accounts payable as related gas costs had risen. For more information, see the discussion of Spire Missouri’s Operational Flow Order in Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

In fiscal 2022, the Company's net cash used in investing activities was $75.3 less than in fiscal 2021, primarily driven by a $72.6 decrease in capital expenditures. The drivers of the lower capital expenditures were a $61.8 spending decline in the Utilities, a $8.1 decline for Spire Storage, and a slight decline at Spire STL Pipeline.

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

Net cash provided by financing activities was up $121.5 in fiscal 2022 compared to fiscal 2021. Current year short-term debt, net issuances were $365.5, or $341.5 higher than in fiscal 2021. In addition, the combination of lower net repayments of long-term debt ($59.6) and higher cash generated from the issuance of common stock ($50.9) in fiscal 2022 contributed $110.5 to the year-over-year increase. A significant offset to these increases was a $329.1 decline in cash generated from the issuance of long-term debt, coupled with $8.7 higher common stock dividend payments.

Net cash provided by financing activities was up $219.4 in fiscal 2021 compared to fiscal 2020. In fiscal 2021, long-term debt issuances were $629.1, or $119.1 higher than in fiscal 2020, and the combination of lower net repayments of both long-term and short-term debt in fiscal 2021 contributed $150.8 to the year-over-year increase. Partially offsetting these increases was a $40.1 decline in cash generated from common stock issuances and $5.2 higher common stock dividend payments.

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

Spire’s material cash requirements as of September 30, 2022, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends.

Total Company capital expenditures are planned to be $700 for fiscal 2023, though Spire had purchase commitments for only a small portion of these as of September 30, 2022.

As detailed in Note 6, Long-Term Debt, of the Notes to Financial Statements in Item 8, $281.2 of the total $3,258.9 principal amount is due in fiscal 2023. Using each long-term debt instrument’s stated maturity and fixed rates or variable rates as of September 30, 2022, interest payments are projected to total $1,560.2, of which $116.2 is due in fiscal 2023.

Spire’s natural gas purchase obligations totaled $2,107.1, including $946.8 for fiscal 2023, representing the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. The amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using forward market prices as of September 30, 2022. Each of the Utilities generally recovers costs related to its purchases, transportation and storage of natural gas through the operation of its PGA clause or GSA rider, subject to prudence review by the appropriate regional public service commission. Additional contractual commitments are generally entered into prior to or during the heating season.

Spire dividends declared and payable as of September 30, 2022, totaled $41.2, while annualized dividends based on the regular quarterly amounts declared on November 10, 2022, are estimated at $165.9.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated requirements.

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of September 30, 2022, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade with a stable outlook (other than Moody's negative outlook for Spire Missouri debt).

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB+	Baa2
Spire Inc. preferred stock	BBB	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	A-	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of September 30, 2022 or 2021.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of commercial paper or the use of a revolving credit facility. For information about these resources, see Note 7, Notes Payable and Credit Agreements, of the Notes to Financial Statements in Item 8 and “Interest Rate Risk” under “Market Risk” below.

Long-term Debt and Equity

At September 30, 2022, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $3,258.9, of which $1,648.0 was issued by Spire Missouri, $575.0 was issued by Spire Alabama, and $205.9 was issued by other subsidiaries. For more information about long-term debt, see Note 6 of the Notes to Financial Statements in Item 8 and “Interest Rate Risk” under “Market Risk” below.

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

Effective March 5, 2022, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount of up to $800.0 for financings placed any time before December 31, 2024. As of September 30, 2022, the entire amount remained available under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

After fiscal year end, on October 13, 2022, Spire Alabama issued $90.0 of notes due October 15, 2029, bearing interest at 5.32% and $85.0 of notes due October 15, 2032, bearing interest at 5.41%. Interest is payable semi-annually. The notes are senior unsecured obligations and rank equal in right to payment with all other senior unsecured indebtedness of Spire Alabama. Also on October 13, 2022, Spire Gulf issued $30.0 of first mortgage bonds due October 15, 2037, bearing interest at 5.61% payable semi-annually. The bonds rank equal in right to payment with the other first mortgage bonds issued by Spire Gulf. The bonds were issued under a supplemental indenture with collateral fall away provisions whereby, under certain conditions, Spire Gulf may elect to exchange the bonds, which are secured, for unsecured notes.

Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 158,535 and153,190 shares at September 30, 2022 and November 11, 2022, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

On February 6, 2019, Spire entered into an “at-the-market” (ATM) equity distribution agreement pursuant to which the Company may offer and sell, from time to time, shares of its common stock pursuant to Spire’s universal shelf registration statement and a prospectus supplement. Under this program, a total of 626,249 shares with an aggregate offering price of $47.8 were issued in fiscal 2019 and 2020, and 354,000 shares with an aggregate offering price of $23.5 were issued in the second quarter of fiscal 2022. On April 28, 2022, Spire’s Board of Directors approved a new authorization for the sale of additional shares with an aggregate offering price of up to $200.0 before the May 2025 expiration of the new universal shelf registration statement on Form S-3 filed in May 2022, under which a total of 365,625 shares with an aggregate offering price of $27.7 were issued in the third quarter of fiscal 2022.

In February 2021, Spire issued 3.5 million equity units for an aggregate stated amount of $175.0, resulting in net proceeds of $169.3 after underwriting fees and other issuance costs. See Note 5, Shareholders’ Equity, of the Notes to Financial Statements in Item 8 for additional discussion of these equity units.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 46% equity at September 30, 2022 and 47% equity at September 30, 2021. For more information about equity, see Note 5 of the Notes to Financial Statements in Item 8.

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

ACCOUNTING PRONOUNCEMENTS

The Company, Spire Missouri and Spire Alabama have evaluated recently issued accounting standards and concluded that none will have a material impact on their financial position or results of operations upon adoption.

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

ISRS – The ISRS allows Spire Missouri expedited recovery for its investment to upgrade its infrastructure and enhance its safety and reliability without the necessity of a formal rate case. Spire Missouri records ISRS revenues as authorized by the MoPSC and estimates the probability and amount of any refunds based on commission precedent, current legal rulings, the opinion of legal counsel, and other considerations.

Non-operational Overhead Costs – As a result of certain MoPSC orders, Spire Missouri ceased capitalization of non-operational overhead costs but deferred such costs into a regulatory asset for future review by the MoPSC. Management believes it is probable that Spire Missouri will ultimately be allowed to recover these deferred costs.

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

For more information, see Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements in Item 8.

The tables below reflect the sensitivity of Spire’s plans to potential changes in key assumptions:

Pension Plan Benefits:		Estimated Increase/
		(Decrease) to	Estimated Increase/
	Increase/	Projected	(Decrease) to Annual
Actuarial Assumptions	(Decrease)	Benefit Obligation	Net Pension Cost*
Discount Rate	0.25%	$(10.6)	$0.4
	(0.25)%	11.1	(0.4)
Expected Return on Plan Assets	0.25%	—	(1.2)
	(0.25)%	—	1.2
Rate of Future Compensation Increase	0.25%	0.7	0.2
	(0.25)%	(0.7)	(0.2)

Postretirement Benefits:		Estimated Increase/
		(Decrease) to	Estimated Increase/
		Projected	(Decrease) to Annual
	Increase/	Postretirement	Net Postretirement
Actuarial Assumptions	(Decrease)	Benefit Obligation	Benefit Cost*
Discount Rate	0.25%	$(2.8)	$0.1
	(0.25)%	2.9	(0.1)
Expected Return on Plan Assets	0.25%	—	(0.7)
	(0.25)%	—	0.7

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

As discussed in Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8, the Spire STL Pipeline is operating under temporary certificates while the FERC considers approval of a new permanent certificate. While uncertainty exists, management has evaluated the facts in accordance with ASC 360 and concluded that the related assets have not become impaired.

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

MARKET RISK

Commodity Price Risk

Gas Utility

The Utilities’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of Spire Missouri’s PGA clauses and Spire Alabama’s GSA rider. The PGA clauses and GSA rider allows the Utilities to flow through to customers, subject to prudence review by the MoPSC and APSC, the cost of purchased gas supplies. Spire Missouri is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. Spire Missouri is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Spire Alabama is allowed to make monthly changes to the GSA rate, but increases cannot exceed a 5% increase over the prior effective residential billing rate. The Utilities also have risk management policies that allow for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. These policies prohibit speculation. As of September 30, 2022, Spire Missouri had active natural gas derivative positions, but Spire Alabama did not. Costs and cost reduction, including carrying costs, associated with the use of natural gas derivative instruments are allowed to be passed on to customers through the operation of the PGA clauses or GSA rider. Accordingly, the Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. For more information about the Utilities’ natural gas derivative instruments, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8.

Gas Marketing

In the course of its business, Spire’s non-regulated gas marketing subsidiary, Spire Marketing, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, Spire Marketing has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, Spire Marketing manages the price risk associated with its fixed price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options and swap contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) to lock in margins. At September 30, 2022 and 2021, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations.

As mentioned above, Spire Marketing uses natural gas futures, options and swap contracts traded on or cleared through the NYMEX and ICE to manage the commodity price risk associated with its fixed-price natural gas purchase and sale commitments. These derivative instruments may be designated as cash flow hedges of forecasted purchases or sales. Such accounting treatment, if elected, generally permits a substantial portion of the gain or loss to be deferred from recognition in earnings until the period that the associated forecasted purchase or sale is recognized in earnings. To the extent a hedge is effective, gains or losses on the derivatives will be offset by changes in the value of the hedged forecasted transactions. At September 30, 2022 and 2021, Spire Marketing had no designated cash flow hedges. Information about the fair values of Spire Marketing’s exchange-traded/cleared natural gas derivative instruments is presented below:

	Derivative		Derivatives
	Fair	Cash	and Cash
	Values	Margin	Margin
Net balance of derivative assets at September 30, 2021	$52.1	$(39.3)	$12.8
Changes in fair value	43.3	—	43.3
Settlements/purchases - net	(84.8)	—	(84.8)
Changes in cash margin	—	54.5	54.5
Net balance of derivative assets at September 30, 2022	$10.6	$15.2	$25.8

	As of September 30, 2022
Maturity by Fiscal Year	Total	2023	2024	2025	2026
Fair values of exchange-traded/cleared natural gas derivatives - net	$14.7	$12.5	$2.5	$(0.3)	$—
Fair values of basis swaps - net	(3.2)	(2.9)	(0.2)	(0.1)	—
Fair values of puts and calls - net	(1.9)	(1.9)	—	—	—

Position volumes:
MMBtu - net (short) long futures/swap/option positions	84.1	50.3	19.5	13.0	1.3
MMBtu - net (short) long basis swap positions	(16.0)	(13.6)	(1.8)	(0.6)	—
MMBtu - net (short) puts and calls positions	(1.4)	(1.4)	—	—	—

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

Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal 2023:

Net balance of derivative liabilities at September 30, 2021	$(61.5)
Changes in fair value	101.0
Settlements	(48.4)
Net balance of derivative liabilities at September 30, 2022	$(8.9)

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its short-term debt issuances. Based on average short-term borrowings during fiscal 2022, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense (and a decrease in pre-tax earnings and cash flows) of approximately $7.5 on an annual basis. Portions of such an increase may be offset through the Utilities’ application of PGA and GSA carrying costs. At September 30, 2022, Spire had fixed-rate long-term debt totaling $2,958.9, of which $1,348.0 was issued by Spire Missouri, $575.0 was issued by Spire Alabama, and $1,035.9 was issued by Spire and other subsidiaries. While the long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

Spire Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Inc.’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Inc.’s internal control over financial reporting was effective as of September 30, 2022. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on Spire Inc.’s internal control over financial reporting, which is included herein.

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

Spire Missouri Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Missouri Inc.’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Missouri Inc.’s internal control over financial reporting was effective as of September 30, 2022.

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

Spire Alabama Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Alabama Inc.’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Alabama Inc.’s internal control over financial reporting was effective as of September 30, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spire Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2022, of the Company and our report dated November 16, 2022, expressed an unqualified opinion on those financial statements.

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

November 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spire Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commissions will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2022, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

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

November 16, 2022

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Missouri Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Missouri Inc. (a wholly owned subsidiary of Spire Inc.) (the “Company”)as of September 30, 2022 and 2021, the related statements of comprehensive income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The Company is subject to rate regulation by the Missouri Public Service Commission (the “Commission”), which has jurisdiction with respect to the rates of natural gas companies within Missouri's geography. The Company has stated that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process.

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commission will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2022, and the judgments made by management to support their assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

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

November 16, 2022

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Alabama Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Alabama Inc. (a wholly owned subsidiary of Spire Inc.) (the “Company”) as of September 30, 2022 and 2021, the related statements of income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The Company is subject to rate regulation by the Alabama Public Service Commission (the “Commission”), which has jurisdiction with respect to the rates of natural gas companies within Alabama's geography. The Company has stated that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process.

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commission will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2022, and the judgments made by management to support their assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

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

November 16, 2022

We have served as the Company’s auditor since 2014.

SPIRE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30
(In millions, except per share amounts)	2022	2021	2020
Operating Revenues	$2,198.5	$2,235.5	$1,855.4
Operating Expenses:
Natural gas	923.9	946.3	696.1
Operation and maintenance	449.6	465.8	458.6
Depreciation and amortization	237.3	213.1	197.3
Taxes, other than income taxes	179.5	160.1	148.4
Impairments	—	—	148.6
Total Operating Expenses	1,790.3	1,785.3	1,649.0
Operating Income	408.2	450.2	206.4
Interest Expense, Net	119.8	106.6	105.5
Other (Expense) Income, Net	(8.7)	(3.4)	0.1
Income Before Income Taxes	279.7	340.2	101.0
Income Tax Expense	58.9	68.5	12.4
Net Income	220.8	271.7	88.6
Provision for preferred dividends	14.8	14.8	14.8
Income allocated to participating securities	0.3	0.4	0.1
Net Income Available to Common Shareholders	$205.7	$256.5	$73.7

Weighted Average Number of Common Shares Outstanding:
Basic	52.0	51.6	51.2
Diluted	52.1	51.7	51.3
Basic Earnings Per Share of Common Stock	$3.96	$4.97	$1.44
Diluted Earnings Per Share of Common Stock	$3.95	$4.96	$1.44

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2022	2021	2020
Net Income	$220.8	$271.7	$88.6
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	56.7	61.2	(8.9)
Amounts reclassified into net income	(1.2)	(1.3)	(3.2)
Net gain (loss) on cash flow hedging derivative instruments	55.5	59.9	(12.1)
Net gain (loss) on defined benefit pension and other postretirement plans	1.5	(1.3)	(0.5)
Net unrealized loss on available-for-sale debt securities	(0.4)	(0.2)	—
Other Comprehensive Income (Loss), Before Tax	56.6	58.4	(12.6)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	13.0	13.6	(2.7)
Other Comprehensive Income (Loss), Net of Tax	43.6	44.8	(9.9)
Comprehensive Income	$264.4	$316.5	$78.7

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED BALANCE SHEETS

	September 30
(In millions)	2022	2021
ASSETS
Utility Plant	$7,664.9	$7,225.0
Less: Accumulated depreciation and amortization	2,294.5	2,169.3
Net Utility Plant	5,370.4	5,055.7
Non-utility Property (net of accumulated depreciation and amortization of $50.7 and $32.1 at September 30, 2022 and 2021, respectively)	491.4	471.1
Other Investments	87.8	83.1
Total Other Property and Investments	579.2	554.2
Current Assets:
Cash and cash equivalents	6.5	4.3
Accounts receivable:
Utility	210.8	338.4
Other	443.8	288.2
Allowance for credit losses	(31.9)	(30.3)
Delayed customer billings	21.3	9.2
Inventories:
Natural gas	371.8	267.7
Propane gas	8.6	8.7
Materials and supplies	41.9	28.6
Regulatory assets	355.4	306.5
Prepayments	41.1	29.0
Other	122.7	66.2
Total Current Assets	1,592.0	1,316.5
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6
Regulatory assets	1,112.4	993.5
Other	258.1	264.9
Total Deferred Charges and Other Assets	2,542.1	2,430.0
Total Assets	$10,083.7	$9,356.4

SPIRE INC.

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30
	2022	2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at September 30, 2022 and 2021)	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 52.5 million issued and outstanding at September 30, 2022, and 51.7 million shares issued and outstanding at September 30, 2021)	52.5	51.7
Paid-in capital	1,571.3	1,517.9
Retained earnings	905.5	843.0
Accumulated other comprehensive income	47.2	3.6
Total Shareholders' Equity	2,818.5	2,658.2
Temporary equity	13.1	9.8
Long-term debt (less current portion)	2,958.5	2,939.1
Total Capitalization	5,790.1	5,607.1
Current Liabilities:
Current portion of long-term debt	281.2	55.8
Notes payable	1,037.5	672.0
Accounts payable	617.4	409.9
Advance customer billings	18.7	32.1
Wages and compensation accrued	50.2	59.5
Customer deposits	28.2	28.9
Taxes accrued	90.1	78.8
Regulatory liabilities	3.7	34.6
Other	226.6	236.7
Total Current Liabilities	2,353.6	1,608.3
Deferred Credits and Other Liabilities:
Deferred income taxes	675.1	612.3
Pension and postretirement benefit costs	163.0	235.9
Asset retirement obligations	520.9	519.6
Regulatory liabilities	418.2	620.9
Other	162.8	152.3
Total Deferred Credits and Other Liabilities	1,940.0	2,141.0
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$10,083.7	$9,356.4

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions,	Common Stock		Preferred	Paid-in	Retained
except per share amounts)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Balance at September 30, 2019	50,973,515	$51.0	$242.0	$1,505.8	$775.5	$(31.3)	$2,543.0
Net income	—	—	—	—	88.6	—	88.6
Common stock issued	446,619	0.4	—	31.6	—	—	32.0
Dividend reinvestment plan	122,545	0.1	—	9.1	—	—	9.2
Stock-based compensation costs	—	—	—	6.0	—	—	6.0
Stock issued under stock-based compensation plans	110,463	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(41,353)	—	—	(3.2)	—	—	(3.2)
Temporary equity adjustment to redemption value	—	—	—	—	3.4	—	3.4
Dividends declared:
Common stock ($2.49 per share)	—	—	—	—	(128.4)	—	(128.4)
Preferred stock ($1.84375 per depositary share)	—	—	—	—	(18.4)	—	(18.4)
Other comprehensive loss, net of tax	—	—	—	—	—	(9.9)	(9.9)
Balance at September 30, 2020	51,611,789	$51.6	$242.0	$1,549.2	$720.7	$(41.2)	$2,522.3
Net income	—	—	—	—	271.7	—	271.7
Dividend reinvestment plan	24,565	—	—	1.6	—	—	1.6
Stock-based compensation costs	—	—	—	9.1	—	—	9.1
Stock issued under stock-based compensation plans	65,316	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(16,787)	—	—	(1.1)	—	—	(1.1)
Equity units issued	—	—	—	(40.8)	—	—	(40.8)
Temporary equity adjustment to redemption value	—	—	—	—	1.3	—	1.3
Dividends declared:
Common stock ($2.60 per share)	—	—	—	—	(135.9)	—	(135.9)
Preferred stock ($1.475 per depositary share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	—	44.8	44.8
Balance at September 30, 2021	51,684,883	$51.7	$242.0	$1,517.9	$843.0	$3.6	$2,658.2
Net income	—	—	—	—	220.8	—	220.8
Common stock issued	719,625	0.7	—	49.6	—	—	50.3
Dividend reinvestment plan	24,154	—	—	1.6	—	—	1.6
Stock-based compensation costs	—	—	—	4.1	—	—	4.1
Stock issued under stock-based compensation plans	93,936	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(28,055)	—	—	(1.8)	—	—	(1.8)
Dividends declared:
Common stock ($2.74 per share)	—	—	—	—	(143.5)	—	(143.5)
Preferred stock ($1.475 per depositary share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	—	43.6	43.6
Balance at September 30, 2022	52,494,543	$52.5	$242.0	$1,571.3	$905.5	$47.2	$2,818.5

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2022	2021	2020
Operating Activities:
Net Income	$220.8	$271.7	$88.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237.3	213.1	197.3
Impairments	—	—	148.6
Deferred income taxes and investment tax credits	57.9	67.0	9.0
Changes in assets and liabilities:
Accounts receivable	(26.5)	(343.0)	36.2
Inventories	(117.2)	(111.0)	2.6
Regulatory assets and liabilities	(409.0)	76.6	0.6
Accounts payable	190.7	177.7	(43.1)
Delayed/advance customer billings, net	(25.5)	(12.4)	7.0
Taxes accrued	11.2	8.9	2.9
Other assets and liabilities	(93.5)	(116.1)	12.0
Other	8.8	17.3	8.2
Net cash provided by operating activities	55.0	249.8	469.9
Investing Activities:
Capital expenditures	(552.2)	(624.8)	(638.4)
Other	5.5	2.8	6.8
Net cash used in investing activities	(546.7)	(622.0)	(631.6)
Financing Activities:
Issuance of long-term debt	300.0	629.1	510.0
Repayment of long-term debt	(55.8)	(115.4)	(147.0)
Issuance (repayment) of short-term debt, net	365.5	24.0	(95.2)
Issuance of common stock	51.9	1.0	41.1
Dividends paid on common stock	(141.9)	(133.2)	(128.0)
Dividends paid on preferred stock	(14.8)	(14.8)	(14.8)
Other	(4.0)	(11.3)	(6.1)
Net cash provided by financing activities	500.9	379.4	160.0
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	9.2	7.2	(1.7)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	11.3	4.1	5.8
Cash, Cash Equivalents, and Restricted Cash at End of Year	$20.5	$11.3	$4.1

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(119.9)	$(98.7)	$(100.0)
Income taxes	(1.8)	(1.5)	(2.9)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2022	2021	2020
Operating Revenues	$1,321.0	$1,516.6	$1,193.6
Operating Expenses:
Natural gas	587.0	786.8	515.8
Operation and maintenance	255.7	261.1	251.0
Depreciation and amortization	145.3	129.2	118.0
Taxes, other than income taxes	129.0	110.9	103.2
Total Operating Expenses	1,117.0	1,288.0	988.0
Operating Income	204.0	228.6	205.6
Interest Expense, Net	60.9	50.3	49.4
Other Expense, Net	(6.9)	(8.9)	(8.7)
Income Before Income Taxes	136.2	169.4	147.5
Income Tax Expense	21.3	25.3	17.3
Net Income	114.9	144.1	130.2
Other Comprehensive Income (Loss), Net of Tax	1.5	(1.3)	(0.5)
Comprehensive Income	$116.4	$142.8	$129.7

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

BALANCE SHEETS

	September 30
(In millions)	2022	2021
ASSETS
Utility Plant	$4,550.4	$4,266.6
Less: Accumulated depreciation and amortization	982.1	905.1
Net Utility Plant	3,568.3	3,361.5
Other Property and Investments	58.9	60.2
Current Assets:
Accounts receivable:
Utility	131.5	279.0
Associated companies	3.7	4.7
Other	44.5	57.5
Allowance for credit losses	(24.9)	(22.6)
Delayed customer billings	16.1	2.4
Inventories:
Natural gas	215.3	176.7
Propane gas	8.6	8.7
Materials and supplies	22.0	15.0
Regulatory assets	288.1	276.3
Prepayments	23.3	19.7
Other	—	0.1
Total Current Assets	728.2	817.5
Deferred Charges and Other Assets:
Goodwill	210.2	210.2
Regulatory assets	547.6	483.1
Other	105.0	125.6
Total Deferred Charges and Other Assets	862.8	818.9
Total Assets	$5,218.2	$5,058.1

SPIRE MISSOURI INC.

BALANCE SHEETS (continued)

	September 30
	2022	2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 50.0 million shares authorized; 25,325 issued and outstanding at September 30, 2022 and 24,577 issued and outstanding at 2021)	$0.1	$0.1
Paid-in capital	816.1	765.0
Retained earnings	931.9	817.0
Accumulated other comprehensive loss	(2.7)	(4.2)
Total Shareholder's Equity	1,745.4	1,577.9
Long-term debt (less current portion)	1,387.7	1,338.4
Total Capitalization	3,133.1	2,916.3
Current Liabilities:
Current portion of long-term debt	250.0	—
Notes payable	—	250.0
Notes payable – associated companies	445.3	240.9
Accounts payable	119.0	89.7
Accounts payable – associated companies	13.3	10.2
Advance customer billings	7.0	19.7
Wages and compensation accrued	33.8	40.3
Customer deposits	6.5	8.0
Taxes accrued	50.4	41.2
Regulatory liabilities	—	17.1
Other	45.6	47.4
Total Current Liabilities	970.9	764.5
Deferred Credits and Other Liabilities:
Deferred income taxes	500.1	480.0
Pension and postretirement benefit costs	115.5	159.5
Asset retirement obligations	110.6	143.4
Regulatory liabilities	331.8	538.8
Other	56.2	55.6
Total Deferred Credits and Other Liabilities	1,114.2	1,377.3
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$5,218.2	$5,058.1

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Balance at September 30, 2019	24,577	$0.1	$765.0	$576.6	$(2.4)	$1,339.3
Net income	—	—	—	130.2	—	130.2
Dividends declared	—	—	—	(33.9)	—	(33.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.5)	(0.5)
Balance at September 30, 2020	24,577	0.1	765.0	672.9	(2.9)	1,435.1
Net income	—	—	—	144.1	—	144.1
Other comprehensive loss, net of tax	—	—	—	—	(1.3)	(1.3)
Balance at September 30, 2021	24,577	0.1	765.0	817.0	(4.2)	1,577.9
Net income	—	—	—	114.9	—	114.9
Common stock issued to Spire Inc.	748	—	51.1	—	—	51.1
Other comprehensive income, net of tax	—	—	—	—	1.5	1.5
Balance at September 30, 2022	25,325	$0.1	$816.1	$931.9	$(2.7)	$1,745.4

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2022	2021	2020
Operating Activities:
Net Income	$114.9	$144.1	$130.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145.3	129.2	118.0
Deferred income taxes and investment tax credits	21.3	25.3	17.1
Changes in assets and liabilities:
Accounts receivable	163.8	(207.4)	(3.7)
Inventories	(45.4)	(79.0)	2.7
Regulatory assets and liabilities	(314.3)	35.9	27.3
Accounts payable	25.3	23.1	2.3
Delayed/advance customer billings, net	(26.4)	(13.0)	13.7
Taxes accrued	9.3	2.1	2.7
Other assets and liabilities	(48.0)	(115.0)	(6.1)
Other	1.4	0.7	0.6
Net cash provided by (used in) operating activities	47.2	(54.0)	304.8
Investing Activities:
Capital expenditures	(354.1)	(382.6)	(356.0)
Other	3.6	1.3	1.3
Net cash used in investing activities	(350.5)	(381.3)	(354.7)
Financing Activities:
Issuance of long-term debt	300.0	304.1	275.0
Repayment of long-term debt	—	(55.0)	(107.0)
(Repayment) issuance of short-term debt, net	(250.0)	250.0	—
Borrowings from (repayments to) Spire, net	204.4	(60.3)	(85.2)
Issuance of common stock	51.1	—	—
Dividends paid	—	—	(33.9)
Other	(2.2)	(3.5)	(1.6)
Net cash provided by financing activities	303.3	435.3	47.3
Net Decrease in Cash and Cash Equivalents	—	—	(2.6)
Cash and Cash Equivalents at Beginning of Year	—	—	2.6
Cash and Cash Equivalents at End of Year	$—	$—	$—
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(58.9)	$(45.9)	$(46.0)
Income taxes	—	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF INCOME

	Years Ended September 30
(In millions)	2022	2021	2020
Operating Revenues	$509.1	$494.0	$455.0
Operating Expenses:
Natural gas	161.5	145.3	118.9
Operation and maintenance	130.1	132.5	139.1
Depreciation and amortization	66.8	62.1	59.3
Taxes, other than income taxes	38.1	37.1	34.8
Total Operating Expenses	396.5	377.0	352.1
Operating Income	112.6	117.0	102.9
Interest Expense, Net	21.3	20.2	20.6
Other Income, Net	0.4	2.0	5.4
Income Before Income Taxes	91.7	98.8	87.7
Income Tax Expense	23.2	25.0	22.0
Net Income	$68.5	$73.8	$65.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

BALANCE SHEETS

	September 30
(In millions)	2022	2021
ASSETS
Utility Plant	$2,732.6	$2,586.5
Less: Accumulated depreciation and amortization	1,184.1	1,124.8
Net Utility Plant	1,548.5	1,461.7
Current Assets:
Cash and cash equivalents	2.4	—
Accounts receivable:
Utility	69.9	49.8
Associated companies	1.3	0.6
Other	6.5	6.4
Allowance for credit losses	(6.3)	(6.6)
Delayed customer billings	4.8	6.7
Inventories:
Natural gas	72.5	35.5
Materials and supplies	16.3	10.8
Regulatory assets	56.9	18.8
Prepayments	5.8	5.4
Total Current Assets	230.1	127.4
Deferred Charges and Other Assets:
Regulatory assets	538.2	483.3
Deferred income tax	11.0	34.2
Other	81.3	63.9
Total Deferred Charges and Other Assets	630.5	581.4
Total Assets	$2,409.1	$2,170.5

SPIRE ALABAMA INC.

BALANCE SHEETS (continued)

	September 30
	2022	2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and paid-in capital (par value $0.01 per share; 3,000,000 shares authorized; 1,972,052 issued and outstanding at September 30, 2022 and 2021)	$316.9	$328.9
Retained earnings	589.1	552.6
Total Shareholder's Equity	906.0	881.5
Long-term debt (less current portion)	571.5	571.2
Total Capitalization	1,477.5	1,452.7
Current Liabilities:
Current portion of long-term debt	—	50.0
Notes payable – associated companies	260.9	49.0
Accounts payable	85.6	52.3
Accounts payable – associated companies	4.4	6.0
Advance customer billings	9.9	11.2
Wages and compensation accrued	7.6	9.3
Customer deposits	19.0	18.4
Taxes accrued	31.3	30.4
Regulatory liabilities	—	13.4
Other	22.4	17.3
Total Current Liabilities	441.1	257.3
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	40.5	66.7
Asset retirement obligations	398.7	362.8
Regulatory liabilities	23.0	23.4
Other	28.3	7.6
Total Deferred Credits and Other Liabilities	490.5	460.5
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$2,409.1	$2,170.5

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Balance at September 30, 2019	1,972,052	$—	$370.9	$459.1	$830.0
Net income	—	—	—	65.7	65.7
Dividends declared	—	—	—	(24.0)	(24.0)
Return of capital to Spire	—	—	(20.0)	—	(20.0)
Balance at September 30, 2020	1,972,052	—	350.9	500.8	851.7
Net income	—	—	—	73.8	73.8
Dividends declared	—	—	—	(22.0)	(22.0)
Return of capital to Spire	—	—	(22.0)	—	(22.0)
Balance at September 30, 2021	1,972,052	—	328.9	552.6	881.5
Net income	—	—	—	68.5	68.5
Dividends declared	—	—	—	(32.0)	(32.0)
Return of capital to Spire	—	—	(12.0)	—	(12.0)
Balance at September 30, 2022	1,972,052	$—	$316.9	$589.1	$906.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2022	2021	2020
Operating Activities:
Net Income	$68.5	$73.8	$65.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.8	62.1	59.3
Deferred income taxes	23.2	25.0	22.0
Changes in assets and liabilities:
Accounts receivable	(21.2)	(17.8)	7.3
Inventories	(42.5)	(15.4)	11.9
Regulatory assets and liabilities	(101.7)	29.2	(23.5)
Accounts payable	26.3	14.0	(15.1)
Delayed/advance customer billings	0.5	0.5	(6.6)
Taxes accrued	0.8	2.5	0.6
Other assets and liabilities	(3.7)	(37.8)	18.9
Other	0.2	0.3	0.2
Net cash provided by operating activities	17.2	136.4	140.7
Investing Activities:
Capital expenditures	(141.5)	(169.8)	(150.4)
Other	0.8	0.7	1.6
Net cash used in investing activities	(140.7)	(169.1)	(148.8)
Financing Activities:
Issuance of long-term debt	—	150.0	100.0
Repayment of long-term debt	(50.0)	—	(40.0)
Borrowings from (repayments to) Spire, net	211.9	(72.4)	(7.4)
Return of capital to Spire	(12.0)	(22.0)	(20.0)
Dividends paid	(24.0)	(22.0)	(24.0)
Other	—	(0.9)	(0.5)
Net cash provided by financing activities	125.9	32.7	8.1
Net Increase in Cash and Cash Equivalents	2.4	—	—
Cash and Cash Equivalents at Beginning of Year	—	—	—
Cash and Cash Equivalents at End of Year	$2.4	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(21.0)	$(17.9)	$(19.0)
Income taxes	—	—	—

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

Utility plant is depreciated using the composite method on a straight-line basis over the estimated service lives of the various classes of property at rates approved by the applicable regulatory commission. For Spire Missouri and for Spire Alabama, the annual depreciation and amortization expense in fiscal years 2022, 2021 and 2020 averaged approximately 3% of the original cost of depreciable and amortizable property.

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

September 30	2022	2021	2020
Spire	$77.8	$59.5	$67.6
Spire Missouri	45.6	37.1	34.3
Spire Alabama	19.2	13.6	17.0

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

	Spire		Spire Missouri		Spire Alabama
	2022	2021	2022	2021	2022	2021
Asset retirement obligations, beginning of year	$519.6	$540.1	$143.4	$153.4	$362.8	$374.3
Liabilities incurred during the period	3.2	11.1	1.2	1.4	0.5	7.4
Liabilities settled during the period	(9.2)	(21.9)	(4.1)	(9.7)	(2.0)	(10.7)
Accretion	21.1	21.8	5.9	6.2	14.7	15.0
Revisions in estimated cash flows	(13.8)	(31.5)	(35.8)	(7.9)	22.7	(23.2)
Asset retirement obligations, end of year	$520.9	$519.6	$110.6	$143.4	$398.7	$362.8

NATURAL GAS AND PROPANE GAS – For Spire Missouri’s eastern region, inventory of natural gas in storage is priced on a last in, first out (LIFO) basis and inventory of propane gas in storage is priced on a first in, first out (FIFO) basis. For the rest of the Gas Utility segment, inventory of natural gas in storage is priced on the weighted average cost basis. The replacement cost of Spire Missouri’s natural gas for current use in eastern Missouri at September 30, 2022 was more than the LIFO cost by $37.3. The replacement cost of Spire Missouri’s natural gas for current use in eastern Missouri at September 30, 2021 was less than the LIFO cost by $14.0. The carrying value of the Utilities’ inventory is never adjusted to a lower net realizable value or market value because, pursuant to Purchased Gas Adjustment (PGA) clauses or a Gas Supply Adjustment (GSA) rider, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Spire’s other operating segments is recorded at the lower of average cost or net realizable value.

BUSINESS COMBINATIONS AND GOODWILL – Spire’s acquisitions were accounted for using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value. Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. At September 30, 2022, goodwill included in Spire’s Gas Utility and Gas Marketing segments was $210.2 and zero, respectively, with the remainder held at the corporate level. Goodwill amounts have not changed since fiscal 2017, and there are no accumulated impairment losses. Spire and Spire Missouri evaluate goodwill for impairment as of July 1 of each year, or more frequently if events and circumstances indicate that goodwill might be impaired. At each test date, the assessments concluded that goodwill was not impaired. The Company updated the assessments as of September 30, 2022, determining that it remained more likely than not that the fair value of each reporting unit exceeded its carrying value.

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

DERIVATIVES – In the course of their business, certain subsidiaries of Spire enter into commitments associated with the purchase or sale of natural gas. Certain of their derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of FASB ASC Topic 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded gross. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes, with income and expenses presented on a net basis in natural gas expenses in the Consolidated Statements of Income. Spire also enters into cash flow hedges through execution of interest rate swap contracts to protect itself against adverse movements in interest rates. Refer to Note 10, Derivative Instruments and Hedging Activities, for more information about derivatives.

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value. Outstanding checks on the Company’s and Utilities’ bank accounts in excess of funds on deposit create book overdrafts (which are funded at the time checks are presented for payment) and are classified as Other in the Current Liabilities section of the balance sheets. Changes in book overdrafts are reflected as Operating Activities in the statements of cash flows. In Spire’s statements of cash flows, total Cash, Cash Equivalents, and Restricted Cash included $14.0 and $7.0 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of September 30, 2022 and 2021, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in a trust account based on collateral requirements for reinsurance at Spire’s risk management company.

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

	Spire Missouri			Spire Alabama
	2022	2021	2020	2022	2021	2020
Natural gas purchases from Spire Marketing	$86.3	$92.5	$56.9	$3.2	$10.4	$6.3
Natural gas sales to Spire Marketing	—	1.1	0.1	0.5	0.1	0.3
Transportation services from Spire STL Pipeline LLC	32.0	32.0	27.9	—	—	—
Transportation services from Spire NGL Inc.	—	0.5	1.0	—	—	—

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Accounts receivable are written off when they are deemed to be uncollectible. An allowance for expected credit losses is estimated and updated based on relevant data and trends such as accounts receivable aging, historical write-off experience, current write-off trends, economic conditions, and the impact of weather and availability of customer payment assistance on collection trends. For the Utilities, net write-offs as a percentage of revenue has historically been the best predictor of base net write-off experience over time. Management judgment is applied in the development of the allowance due to the complexity of variables and subjective nature of certain relevant factors. The estimates for expected credit losses were increased as a result of considerations related to the outbreak of COVID-19 in 2020, including trends from previous economic downturns, the effects of moratoriums on gas service cutoffs, and the effects of slower-than-normal disconnection activity in general, offset by the amount subject to specific recovery under Missouri’s deferral order (see Note 15, Regulatory Matters). The accounts receivable of Spire’s non-utility businesses are evaluated separately from those of the Utilities. The allowance for credit losses for those other businesses is based on a continuous evaluation of the individual counterparty risk and is not significant for the periods presented. Activity in the allowance for credit losses is shown in the following table.

	Spire			Spire Missouri			Spire Alabama
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Allowance at beginning of year	$30.3	$24.9	$23.0	$22.6	$18.1	$14.9	$6.6	$5.5	$6.3
Provision for expected credit losses	11.6	14.7	14.0	11.2	11.1	12.7	0.3	3.1	0.9
Write-offs, net of recoveries	(10.0)	(9.3)	(12.1)	(8.9)	(6.6)	(9.5)	(0.6)	(2.0)	(1.7)
Allowance at end of year	$31.9	$30.3	$24.9	$24.9	$22.6	$18.1	$6.3	$6.6	$5.5

FINANCE RECEIVABLES – Spire Alabama finances third party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2022 and 2021, Spire Alabama’s finance receivable totaled approximately $7.1 and $7.8, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Spire Alabama relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment, after 90 days are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Spire Alabama had finance receivables past due 90 days or more of $0.3 at September 30, 2022 and 2021.

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

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	2022	2021	2020
Spire
Gas Utility:
Residential	$1,416.6	$1,234.0	$1,184.3
Commercial & industrial	338.9	586.0	383.0
Transportation	118.0	122.9	115.8
Off-system & other incentive	42.0	152.7	38.4
Other customer revenue	19.9	22.2	26.2
Total revenue from contracts with customers	1,935.4	2,117.8	1,747.7
Changes in accrued revenue under alternative revenue programs	10.7	1.5	4.3
Total Gas Utility operating revenues	1,946.1	2,119.3	1,752.0
Gas Marketing	234.9	96.5	87.9
Other	69.2	67.7	57.8
Total before eliminations	2,250.2	2,283.5	1,897.7
Intersegment eliminations (see Note 14, Information by Operating Segment)	(51.7)	(48.0)	(42.3)
Total Operating Revenues	$2,198.5	$2,235.5	$1,855.4
Spire Missouri
Residential	$1,061.4	$882.1	$859.6
Commercial & industrial	177.2	436.1	241.4
Transportation	33.3	33.5	32.9
Off-system & other incentive	25.2	145.6	35.1
Other customer revenue	11.1	16.3	22.3
Total revenue from contracts with customers	1,308.2	1,513.6	1,191.3
Changes in accrued revenue under alternative revenue programs	12.8	3.0	2.3
Total Operating Revenues	$1,321.0	$1,516.6	$1,193.6
Spire Alabama
Residential	$291.6	$288.0	$267.8
Commercial & industrial	119.1	114.9	109.4
Transportation	74.4	78.7	72.9
Off-system & other incentive	16.8	7.1	3.2
Other customer revenue	5.5	1.9	1.9
Total revenue from contracts with customers	507.4	490.6	455.2
Changes in accrued revenue under alternative revenue programs	1.7	3.4	(0.2)
Total Operating Revenues	$509.1	$494.0	$455.0

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

	2022	2021	2020
Spire	$109.8	$94.0	$91.5
Spire Missouri	79.6	64.3	63.5
Spire Alabama	25.5	25.1	23.3

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

Restricted Stock Awards

During fiscal 2022, the Company granted 128,396 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $67.43 per share. This number represents the target shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2025. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting but are subject to forfeiture if the underlying share units do not vest.

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

The weighted average grant date fair value of performance-contingent restricted share units granted during fiscal years 2021 and 2020 was $68.69 and $76.19 per share, respectively.

Fiscal 2022 activity of restricted stock units subject to performance and/or market conditions is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Nonvested at September 30, 2021	312,596	$74.33
Granted	128,396	$67.43
Vested	(91,111)	$79.40
Forfeited	(6,357)	$69.43
Nonvested at September 30, 2022	343,524	$70.14

For the year ended September 30, 2022, the total number of shares that could be issued if all outstanding award grants attain maximum performance payout is 687,048.

During fiscal 2022, the Company granted 62,945 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $63.57 per share. Unless forfeited based on terms of the agreements, these shares will vest in fiscal 2025. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal years 2021 and 2020 was $64.29 and $76.13 per share, respectively.

During fiscal 2022, the Company granted 16,290 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $66.31 per share. These shares vested in fiscal 2022, six months after the grant date. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2021 and 2020 was $62.35 and $84.58 per share, respectively.

Time-vested restricted stock and stock unit activity for fiscal 2022 is presented below:

		Weighted
		Average
		Grant Date
	Shares/	Fair Value
	Units	Per Share
Nonvested at September 30, 2021	110,300	$70.98
Granted	62,945	$63.57
Vested	(46,970)	$72.67
Forfeited	(4,030)	$68.62
Nonvested at September 30, 2022	122,245	$66.60

For restricted stock and stock units (performance-contingent and time-vested) that vested during fiscal years 2022, 2021, and 2020, the Company withheld 28,055 shares, 16,787 shares, and 41,353 shares, respectively, at weighted average prices of $63.97, $65.99 and $77.07 per share, respectively, pursuant to elections by employees to satisfy tax withholding obligations. The total fair value of restricted stock (performance-contingent and time-vested) that vested during fiscal years 2022, 2021, and 2020 was $10.1, $6.5, and $9.8, respectively, and the related tax benefit was $3.8, $2.5, and $3.7, respectively. None of the tax benefits have been realized.

The Company allows participants in the EIP the ability to defer a portion or all of their award. As at September 30, 2022, a total of 228,988 shares (at target payout) have been deferred by Participants.

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

The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, are estimated using the closing price of the Company’s stock on the grant date. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value of the awards subject to the TSR provision awarded during fiscal years 2022, 2021 and 2020 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2022	2021	2020
Risk-free interest rate	0.79%	0.22%	1.57%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	32.2%	31.4%	16.8%
Vesting period (in years)	3.0	3.0	3.0

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

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	2022	2021	2020
Total compensation cost	$7.5	$16.6	$9.4
Compensation cost capitalized	(1.1)	(2.7)	(0.6)
Compensation cost recognized in net income	6.4	13.9	8.8
Income tax benefit recognized in net income	(1.5)	(3.2)	(2.1)
Compensation cost recognized in net income, net of income tax	$4.9	$10.7	$6.7

As of September 30, 2022, there was $11.2 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.7 years.

4. EARNINGS PER COMMON SHARE

	2022	2021	2020
Basic Earnings Per Common Share:
Net Income	$220.8	$271.7	$88.6
Less: Provision for preferred dividends	14.8	14.8	14.8
Income allocated to participating securities	0.3	0.4	0.1
Net Income Available to Common Shareholders	$205.7	$256.5	$73.7
Weighted Average Common Shares Outstanding (in millions)	52.0	51.6	51.2
Basic Earnings Per Share of Common Stock	$3.96	$4.97	$1.44
Diluted Earnings per Common Share:
Net Income	$220.8	$271.7	$88.6
Less: Provision for preferred dividends	14.8	14.8	14.8
Income allocated to participating securities	0.3	0.4	0.1
Net Income Available to Common Shareholders	$205.7	$256.5	$73.7
Weighted Average Common Shares Outstanding (in millions)	52.0	51.6	51.2
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.1	0.1	0.1
Weighted Average Diluted Common Shares (in millions)	52.1	51.7	51.3
Diluted Earnings Per Share of Common Stock	$3.95	$4.96	$1.44

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.1	0.1	0.1

5. SHAREHOLDERS’ EQUITY

Spire

Preferred Stock

At September 30, 2022 and 2021, Spire had authorized 5,000,000 shares of preferred stock.

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

If the applicable market value* per share	Number of shares to be purchased per
of Spire common stock is:	stock purchase contract is:
Equal to or greater than $78.6906 (“threshold appreciation price”)	0.6354 (“minimum settlement rate”)
Less than $78.6906, but greater than $64.24	$50.00 ÷ applicable market value*
Less than or equal to $64.24 (“reference price”)	0.7783 (“maximum settlement rate”)

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

ATM Program

On February 6, 2019, Spire entered into an “at-the-market” (ATM) equity distribution agreement pursuant to which the Company may offer and sell, from time to time, shares of its common stock pursuant to Spire’s universal shelf registration statement and a prospectus supplement. Under this program, a total of 626,249 shares with an aggregate offering price of $47.8 were issued in fiscal 2019 and 2020, and 354,000 shares with an aggregate offering price of $23.5 were issued in the second quarter of fiscal 2022. On April 28, 2022, Spire’s Board of Directors approved a new authorization for the sale of additional shares with an aggregate offering price of up to $200.0 before the May 2025 expiration of the new universal shelf registration statement on Form S-3 filed in May 2022, under which a total of 365,625 shares with an aggregate offering price of $27.7 were issued in the third quarter of fiscal 2022.

Other Equity Information

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 158,535 and 153,190 shares at September 30, 2022 and November 11, 2022, respectively, remaining available for issuance under this Form S-3. Spire also has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

Spire Missouri

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock or to make loans to its parent company. These mortgage restrictions are applicable regardless of whether the stock is publicly held or held solely by Spire Missouri’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953 would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8.0 plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953 to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2022 and 2021, the amount under the mortgage’s formula that was available to pay dividends was $1,579.4 and $1,413.4, respectively. Thus, all of Spire Missouri’s retained earnings were free from such dividend restrictions as of those dates.

Spire Missouri has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025. Effective March 5, 2022, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount of up to $800.0 for financings placed any time before December 31, 2024. As of September 30, 2022, the entire amount remained available under this authorization.

At September 30, 2022 and 2021, Spire Missouri had authorized 1,480,000 shares of preferred stock, but none were issued and outstanding.

Spire Alabama

At September 30, 2022 and 2021, Spire Alabama had authorized 120,000 shares of preferred stock, but none were issued and outstanding.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), net of income taxes, recognized in the balance sheets at September 30 were as follows:

	Net	Defined Benefit	Net Unrealized
	Unrealized	Pension and	Gain (Loss) on
	Gain (Loss)	Other	Available-for-
	on Cash Flow	Postretirement	Sale Debt
	Hedges	Benefit Plans	Securities	Total
Spire
Balance at September 30, 2020	$(38.4)	$(2.9)	$0.1	$(41.2)
Other comprehensive income (loss)	46.3	(1.3)	(0.2)	44.8
Balance at September 30, 2021	7.9	(4.2)	(0.1)	3.6
Other comprehensive income (loss)	42.5	1.5	(0.4)	43.6
Balance at September 30, 2022	$50.4	$(2.7)	$(0.5)	$47.2

Spire Missouri
Balance at September 30, 2020	$—	$(2.9)	$—	$(2.9)
Other comprehensive loss	—	(1.3)	—	(1.3)
Balance at September 30, 2021	—	(4.2)	—	(4.2)
Other comprehensive income	—	1.5	—	1.5
Balance at September 30, 2022	$—	$(2.7)	$—	$(2.7)

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

6. LONG-TERM DEBT

The composition of long-term debt as of September 30 is shown in the following tables.

	2022	2021
Spire
3.31% Notes Payable, due December 15, 2022	$25.0	$25.0
3.54% Senior Notes, due February 27, 2024	150.0	150.0
0.75% Remarketable Senior Notes, due March 1, 2026	175.0	175.0
3.13% Senior Notes, due September 1, 2026	130.0	130.0
3.93% Senior Notes, due March 15, 2027	100.0	100.0
4.70% Senior Notes, due August 15, 2044	250.0	250.0
Total principal of Spire Missouri long-term debt (see below)	1,648.0	1,348.0
Total principal of Spire Alabama long-term debt (see below)	575.0	625.0
Other subsidiaries' long-term debt:
5.00% First Mortgage Bonds, due September 30, 2031	42.0	42.0
2.95% Notes, with annual principal payments through December 2034	123.9	129.6
3.52% First Mortgage Bonds, due September 30, 2049	40.0	40.0
Total principal of long-term debt	3,258.9	3,014.6
Less: Unamortized discounts and debt issuance costs	(19.2)	(19.7)
Less: Current portion	(281.2)	(55.8)
Long-term debt, excluding current portion	$2,958.5	$2,939.1
Spire Missouri
First Mortgage Bonds:
3.40% Series, due August 15, 2023	$250.0	$250.0
Floating Rate Series, due December 2, 2024	300.0	—
3.40% Series, due March 15, 2028	45.0	45.0
7.00% Series, due June 1, 2029	19.3	19.3
2.84% Series, due November 15, 2029	275.0	275.0
7.90% Series, due September 15, 2030	30.0	30.0
3.68% Series, due September 15, 2032	50.0	50.0
6.00% Series, due May 1, 2034	99.3	99.3
6.15% Series, due June 1, 2036	54.5	54.5
4.63% Series, due August 15, 2043	99.9	99.9
4.23% Series, due September 15, 2047	70.0	70.0
3.30% Series, due June 1, 2051	305.0	305.0
4.38% Series, due September 15, 2057	50.0	50.0
Total principal of Spire Missouri long-term debt	1,648.0	1,348.0
Less: Unamortized discounts and debt issuance costs	(10.3)	(9.6)
Less: Current portion	(250.0)	—
Spire Missouri long-term debt, excluding current portion	$1,387.7	$1,338.4
Spire Alabama
3.86% Notes, due December 22, 2021	$—	$50.0
3.21% Notes, due September 15, 2025	35.0	35.0
2.88% Notes, due December 1, 2029	100.0	100.0
2.04% Notes, due December 15, 2030	150.0	150.0
5.90% Notes, due January 15, 2037	45.0	45.0
4.31% Notes, due December 1, 2045	80.0	80.0
3.92% Notes, due January 15, 2048	45.0	45.0
4.64% Notes, due January 15, 2049	90.0	90.0
4.02% Notes, due January 15, 2058	30.0	30.0
Total principal of Spire Alabama long-term debt	575.0	625.0
Less: Unamortized discounts and debt issuance costs	(3.5)	(3.8)
Less: Current portion	—	(50.0)
Spire Alabama long-term debt, excluding current portion	$571.5	$571.2

Spire Missouri's $300.0 of first mortgage bonds due December 2, 2024 are secured equally with all its other first mortgage bonds. Interest is payable quarterly in arrears at a floating rate based on the compounded secured overnight financing rate plus 50 basis points, with a maximum rate of the lesser of 8% or the maximum rate then permitted by applicable law.

Maturities of long-term debt for Spire on a consolidated basis, Spire Missouri and Spire Alabama for the five fiscal years after September 30, 2022 are as follows:

	2023	2024	2025	2026	2027
Spire	$281.2	$156.6	$342.0	$312.5	$108.1
Spire Missouri	250.0	—	300.0	—	—
Spire Alabama	—	—	35.0	—	—

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of September 30, 2022, there were no events of default under these financial covenants.

After fiscal year end, on October 13, 2022, Spire Alabama issued $90.0 of notes due October 15, 2029, bearing interest at 5.32% and $85.0 of notes due October 15, 2032, bearing interest at 5.41%. Interest is payable semi-annually. The notes are senior unsecured obligations and rank equal in right to payment with all other senior unsecured indebtedness of Spire Alabama. Also on October 13, 2022, Spire Gulf issued $30.0 of first mortgage bonds due October 15, 2037, bearing interest at 5.61% payable semi-annually. The bonds rank equal in right to payment with the other first mortgage bonds issued by Spire Gulf. The bonds were issued under a supplemental indenture with collateral fall away provisions whereby, under certain conditions, Spire Gulf may elect to exchange the bonds, which are secured, for unsecured notes.

Spire

At September 30, 2022, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $3,258.9, of which $1,648.0 was issued by Spire Missouri, $575.0 was issued by Spire Alabama and $205.9 was issued by other subsidiaries. Except for $300.0 of Spire Missouri floating-rate bonds, all long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemption of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Interest expense shown on Spire’s consolidated statement of income is net of capitalized interest totaling $4.5, $4.4 and $5.8 for the years ended September 30, 2022, 2021 and 2020, respectively.

As indicated in Note 5, Shareholders’ Equity, Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities.

Spire Missouri

At September 30, 2022, including the current portion but excluding unamortized discounts and debt issuance costs, Spire Missouri had long-term debt totaling $1,648.0. Except for $300.0 of floating-rate bonds, all long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. Interest expense shown on Spire Missouri’s statement of comprehensive income is net of capitalized interest totaling $0.6, $0.2 and $0.8 for the years ended September 30, 2022, 2021 and 2020, respectively.

As indicated in Note 5, Shareholders’ Equity, Spire Missouri has a shelf registration on Form S-3 on file with the SEC for issuance of equity and debt securities, which expires on May 9, 2025. Effective March 5, 2022, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount of up to $800.0 for financings placed any time before December 31, 2024. As of September 30, 2022, the entire amount remained available under this authorization.

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock, which are described in Note 5, Shareholders’ Equity.

Spire Alabama

At September 30, 2022, including the current portion (none) but excluding unamortized debt issuance costs, Spire Alabama had fixed-rate long-term debt totaling $575.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Interest expense shown on Spire Alabama’s statement of income is net of capitalized interest totaling $3.2, $3.2 and $1.9 for the years ended September 30, 2022, 2021 and 2020, respectively.

Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

7. NOTES PAYABLE AND CREDIT AGREEMENTS

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks, which was amended July 22, 2022, to increase the commitment and sublimits and extend the agreement through July 22, 2027. The amended loan agreement has an aggregate credit commitment of $1,300.0, including sublimits of $450.0 for the Spire holding company, $575.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,300.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating, as well as sustainability rate adjustments based on Spire's DART ("Days Away Restricted or Transferred") rate and methane emissions reductions. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on September 30, 2022, total debt was less than or equal to 60% of total capitalization for each borrower. There were no borrowings against this credit facility as of September 30, 2022 and 2021.

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

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of September 30, 2022, $777.8 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire	Spire		Spire
	(Parent Only)	Missouri		Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Year Ended September 30, 2022
Highest borrowings outstanding	$1,079.0	$250.0	$456.6	$265.2	$1,079.0
Lowest borrowings outstanding	408.0	—	43.2	38.4	462.5
Weighted average borrowings	636.2	113.0	244.9	152.6	749.2
Weighted average interest rate	1.2%	0.8%	0.4%	0.5%	1.1%
As of September 30, 2022
Borrowings outstanding	$1,037.5	$—	$445.3	$260.9	$1,037.5
Weighted average interest rate	3.3%	0.0%	3.3%	3.3%	3.3%
As of September 30, 2021
Borrowings outstanding	$422.0	$250.0	$240.9	$49.0	$672.0
Weighted average interest rate	0.2%	0.7%	0.2%	0.2%	0.4%

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis were as follows:

			Classification of
			Estimated Fair Value
			Quoted
			Prices in	Significant
			Active	Observable
	Carrying	Fair	Markets	Inputs
	Amount	Value	(Level 1)	(Level 2)
Spire
As of September 30, 2022
Cash and cash equivalents	$6.5	$6.5	$6.5	$—
Notes payable	1,037.5	1,037.5	—	1,037.5
Long-term debt, including current portion	3,239.7	2,851.8	—	2,851.8
As of September 30, 2021
Cash and cash equivalents	$4.3	$4.3	$4.3	$—
Notes payable	672.0	672.0	—	672.0
Long-term debt, including current portion	2,994.9	3,375.9	—	3,375.9
Spire Missouri
As of September 30, 2022
Notes payable - associated companies	$445.3	$445.3	$—	$445.3
Long-term debt, including current portion	1,637.7	1,473.9	—	1,473.9
As of September 30, 2021
Note Payable	$250.0	$250.0	$—	$250.0
Notes payable - associated companies	240.9	240.9	—	240.9
Long-term debt	1,338.4	1,540.4	—	1,540.4
Spire Alabama
As of September 30, 2022
Cash and cash equivalents	$2.4	$2.4	$2.4	$—
Notes payable - associated companies	260.9	260.9	—	260.9
Long-term debt	571.5	485.0	—	485.0
As of September 30, 2021
Notes payable - associated companies	$49.0	$49.0	$—	$49.0
Long-term debt, including current portion	621.2	707.5	—	707.5

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

Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of September 30, 2022 or 2021. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

The mutual funds are included in “Other investments” on the Company’s balance sheets and in “Other Property and Investments” on Spire Missouri’s balance sheets. Changes in their recurring valuations are recorded as unrealized investment gains or losses in the corresponding periodic income statement. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net on the balance sheets when a legally enforceable netting agreement exist between the Company, Spire Missouri or Spire Alabama and the counterparty to the derivative contract. For additional information on derivative instruments, see Note 10, Derivative Instruments and Hedging Activities.

Spire

				Effects of
	Quoted			Netting
	Prices	Significant	Significant	and Cash
	in Active	Observable	Unobservable	Margin
	Markets	Inputs	Inputs	Receivables
	(Level 1)	(Level 2)	(Level 3)	/Payables	Total
As of September 30, 2022
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$19.1	$—	$—	$—	$19.1
NYMEX/ICE natural gas contracts	57.8	—	—	(57.8)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	91.8	—	—	(91.8)	—
Natural gas commodity contracts	56.6	—	—	(4.0)	52.6
Other:
U.S. stock/bond mutual funds	29.3	—	—	—	29.3
Interest rate swaps	63.6	—	—	—	63.6
Total	$318.2	$—	$—	$(153.6)	$164.6
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$30.7	$—	$—	$(30.7)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	82.3	—	—	(82.3)	—
Natural gas commodity contracts	65.5	—	—	(4.0)	61.5
Total	$178.5	$—	$—	$(117.0)	$61.5

As of September 30, 2021
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$23.8	$—	$—	$—	$23.8
NYMEX/ICE natural gas contracts	104.0	—	—	(104.0)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	114.7	—	(93.7)	21.0
Natural gas commodity contracts	—	35.2	—	(5.5)	29.7
Other:
U.S. stock/bond mutual funds	26.2	—	—	—	26.2
Interest rate swaps	12.6	—	—	(5.2)	7.4
Total	$166.6	$149.9	$—	$(208.4)	$108.1
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$0.3	$—	$—	$(0.3)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	62.0	—	(62.0)	—
Natural gas commodity contracts	—	96.7	—	(5.5)	91.2
Other:
Interest rate swaps	5.7	—	—	(5.2)	0.5
Total	$6.0	$158.7	$—	$(73.0)	$91.7

Spire Missouri

				Effects of
	Quoted			Netting
	Prices	Significant	Significant	and Cash
	in Active	Observable	Unobservable	Margin
	Markets	Inputs	Inputs	Receivables
	(Level 1)	(Level 2)	(Level 3)	/Payables	Total
As of September 30, 2022
ASSETS
U.S. stock/bond mutual funds	$19.1	$—	$—	$—	$19.1
NYMEX/ICE natural gas contracts	57.8	—	—	(57.8)	—
Total	$76.9	$—	$—	$(57.8)	$19.1
LIABILITIES
NYMEX/ICE natural gas contracts	$30.7	$—	$—	$(30.7)	$—

As of September 30, 2021
ASSETS
U.S. stock/bond mutual funds	$23.8	$—	$—	$—	$23.8
NYMEX/ICE natural gas contracts	104.0	—	—	(104.0)	—
Total	$127.8	$—	$—	$(104.0)	$23.8
LIABILITIES
NYMEX/ICE natural gas contracts	$0.3	$—	$—	$(0.3)	$—

Spire Alabama

Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of September 30, 2022 and September 30, 2021, there were no gasoline derivatives outstanding.

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

In the course of its business, Spire’s gas marketing subsidiary, Spire Marketing (including a wholly owned subsidiary), enters into commitments associated with the purchase or sale of natural gas. Certain of Spire Marketing’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of Spire Marketing’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2022, the fair values of 492.2 million MMBtu of non-exchange-traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 347.8 million MMBtu will settle during fiscal 2023, and 88.8 million MMBtu, 47.5 million MMBtu, 7.0 million MMBtu, and 1.1 million MMBtu will settle during fiscal years 2024, 2025, 2026 and 2027, respectively. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period.

Furthermore, Spire Marketing manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures, swap, and option contracts to lock in margins.

At September 30, 2022, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations. Spire Marketing’s NYMEX and ICE natural gas futures, swap and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.

In the second quarter of 2020, the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 0.934% to 1.2975% for a total notional amount of $75.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $9.8 mark-to-market gain in accumulated other comprehensive income on these swaps for the twelve months ended September 30, 2022. In the third quarter of 2021 the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 2.008% to 2.1075% for a total notional amount of $150.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $17.9 mark-to-market gain in accumulated other comprehensive income on these swaps for the twelve months ended September 30, 2022.

In the fourth quarter of 2021, the Company entered into two swap contracts. Both contracts are ten-year interest rate swaps; the first swap has a notional amount of $50.0 with a fixed interest rate of 1.597%, while the second swap has a notional amount of $50.0 with a fixed interest rate of 1.821%. The Company recorded a $5.7 mark-to-market gain in accumulated other comprehensive income on these swaps for the twelve months ended September 30, 2022.

In the first quarter of fiscal 2022, the Company entered into a ten-year interest rate swap contract with a notional amount of $50.0 with a fixed interest rate of 1.4918%. The Company recorded a $7.0 mark-to-market gain to accumulated other comprehensive income on this swap for the twelve months ended September 30, 2022.

In the second quarter of fiscal 2022, the Company entered into multiple ten-year interest rate swap contracts with a cumulative total notional amount of $150.0 with fixed interest rates ranging from 1.64750% to 1.7460%. The Company recorded a $16.2 mark-to-market gain to accumulated other comprehensive income on these swaps for the twelve months ended September 30, 2022.

As of  September 30, 2022, the Company has recorded through other comprehensive income a cumulative mark-to-market net asset of $63.6 on open swaps. The Company’s and Spire Missouri’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX and ICE natural gas futures and swap positions at September 30, 2022 and 2021 were as follows:

	September 30, 2022		September 30, 2021
Gas Marketing	Notional (MMBtu millions)	Maximum Term (Months)	Notional (MMBtu millions)	Maximum Term (Months)
Natural gas futures purchased	76.3	54	103.3	51
Natural gas options purchased, net	3.7	12	7.1	15
Natural gas basis swaps purchased	61.7	39	101.7	27

Gas Utility
Natural gas futures purchased	13.0	12	52.8	12

At September 30, 2022, Spire Missouri also had 23.4 MMBtu of other price mitigation in price mitigation in place through the use of NYMEX natural gas option-based strategies.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets of the Company at fair value, and the change in fair value of the effective portion of these hedge instruments is recorded, net of income tax, in other comprehensive income or loss (OCI). Accumulated other comprehensive income or loss (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2022, it is expected that an immaterial amount of unrealized gains will be reclassified into the Consolidated Statements of Income of the Company during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Consolidated Statements of Cash Flows.

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2022	2021	2020
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Interest rate swaps		$56.7	$61.2	$(8.9)
Effective portion of (loss) gain reclassified from AOCI to income:
Interest rate swaps	Interest Expense	$(1.2)	$(1.3)	$(3.2)

Derivatives Not Designated as Hedging Instruments*
Gain (Loss) recognized in income on derivatives:
Natural gas commodity contracts	Operating Expenses: Natural Gas	$52.6	$54.1	$9.2
NYMEX / ICE natural gas contracts	Operating Expenses: Natural Gas	43.3	(77.5)	(11.8)
Total		$95.9	$(23.4)	$(2.6)

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2022	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Other: Interest rate swaps	Current Assets: Other	$63.6	Current Liabilities: Other	$—
Subtotal		63.6		—

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Current Assets: Other	57.8	Current Liabilities: Other	30.7
Gas Marketing:
NYMEX / ICE natural gas contracts	Current Assets: Other	79.2	Current Liabilities – Other	71.5
	Deferred Charges and Other Assets: Other	12.7	Deferred Credits and Other Liabilities: Other	10.8
Natural gas commodity	Current Assets: Other	53.4	Current Liabilities – Other	55.1
	Deferred Charges and Other Assets: Other	3.1	Deferred Credits and Other Liabilities: Other	10.4
Subtotal		206.2		178.5
Total derivatives		$269.8		$178.5

September 30, 2021
Derivatives designated as hedging instruments
Other: Interest rate swaps	Current Assets: Other	$12.6	Current Liabilities: Other	$5.7
Subtotal		12.6		5.7

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Current Assets: Other	104.0	Current Liabilities: Other	0.3
Gas Marketing:
NYMEX / ICE natural gas contracts	Current Assets: Other	93.9	Current Liabilities – Other	50.1
	Deferred Charges and Other Assets: Other	20.8	Deferred Credits and Other Liabilities: Other	11.9
Natural gas commodity	Current Assets: Other	34.1	Current Liabilities – Other	82.5
	Deferred Charges and Other Assets: Other	1.1	Deferred Credits and Other Liabilities: Other	14.2
Subtotal		253.9		159.0
Total derivatives		$266.5		$164.7

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

	2022	2021
Fair value of derivative assets presented above	$269.8	$266.5
Fair value of cash margin receivable offset with derivatives	(36.6)	(135.4)
Netting of assets and liabilities with the same counterparty	(117.0)	(73.0)
Total	$116.2	$58.1
Derivative Instrument Assets, per Consolidated Balance Sheets:
Current Assets: Other	$113.1	$57.0
Deferred Charges and Other Assets: Other	3.1	1.1
Total	$116.2	$58.1

Fair value of derivative liabilities presented above	$178.5	$164.7
Netting of assets and liabilities with the same counterparty	(117.0)	(73.0)
Total	$61.5	$91.7
Derivative Instrument Liabilities, per Consolidated Balance Sheets:
Current Liabilities: Other	$51.1	$77.5
Deferred Credits and Other Liabilities: Other	10.4	14.2
Total	$61.5	$91.7

Additionally, at September 30, 2022 and 2021, the Company had $49.8 and $40.8, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.

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

From time to time, Spire Missouri purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. These contracts are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, Derivatives and Hedging. The gains or losses on these derivative instruments are not subject to Spire Missouri’s PGA clause. At September 30, 2022, Spire Missouri had no gasoline futures contracts outstanding.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of income tax, in OCI. AOCI is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. As in both 2021 and 2020, there will be no reclassifications into the statements of income during fiscal 2023. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the statements of cash flows.

Spire Missouri’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at September 30, 2022 and 2021 were as follows:

	September 30, 2022		September 30, 2021
	Notional (MMBtu millions)	Maximum Term (Months)	Notional (MMBtu millions)	Maximum Term (Months)
Natural gas futures purchased	13.0	12	52.8	12

At September 30, 2022, Spire Missouri had also had 23.4 MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

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

Fair Value of Derivative Instruments in the Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2022	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas contracts	Current Assets: Other	$57.8	Current Liabilities: Other	$30.7

September 30, 2021
Derivatives not designated as hedging instruments
Natural gas contracts	Current Assets: Other	$104.0	Current Liabilities: Other	$0.3

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in Spire Missouri’s Balance Sheets:

	2022	2021
Fair value of derivative assets presented above	$57.8	$104.0
Fair value of cash margin (payable) receivable offset with derivatives	(27.1)	(103.7)
Netting of assets and liabilities with the same counterparty	(30.7)	(0.3)
Total	$—	$—

Fair value of derivative liabilities presented above	$30.7	$0.3
Netting of assets and liabilities with the same counterparty	(30.7)	(0.3)
Total	$—	$—

Additionally, at September 30, 2022 and 2021, Spire Missouri had $24.0 and $40.3, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.

Spire Alabama

Spire Alabama periodically employs a gasoline derivative program to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. The gains or losses on these derivative instruments are not subject to Spire Alabama’s GSA rider. There were no such contracts outstanding as of September 30, 2022 and 2021.

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

Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $245.6 at September 30, 2022. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that customers in this group may be affected similarly by changes in economic, industry, or other conditions. Spire Marketing also has concentrations of credit risk with certain individually significant counterparties. At September 30, 2022, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $111.2. Four of these five counterparties are investment-grade rated integrated utilities, while the fifth is rated slightly below investment-grade, but with a stable outlook.

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

The provision for income taxes during the fiscal years ended September 30, 2022, 2021, and 2020 was as follows:

	Spire			Spire Missouri			Spire Alabama
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Federal:
Current	$0.5	$0.2	$0.4	$—	$—	$—	$—	$—	$—
Deferred	47.0	49.5	5.8	18.2	22.0	14.9	18.1	19.8	17.4
Investment tax credits	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	—	—	—
State and local:
Current	0.5	1.3	3.0	—	—	0.1	—	—	—
Deferred	11.1	17.7	3.4	3.3	3.5	2.5	5.1	5.2	4.6
Total income tax expense	$58.9	$68.5	$12.4	$21.3	$25.3	$17.3	$23.2	$25.0	$22.0

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	Spire			Spire Missouri			Spire Alabama
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Federal income tax statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefits	3.6	3.6	9.0	2.6	2.6	2.6	4.1	4.1	4.1
Certain expenses capitalized on books and deducted on tax return	(1.6)	(1.6)	(6.6)	(3.2)	(3.3)	(4.6)	—	—	—
Taxes related to prior years	(0.3)	(0.5)	(1.8)	(0.6)	(0.2)	(1.4)	—	—	0.1
Amortization of excess deferred taxes	(3.5)	(2.5)	(8.3)	(7.3)	(5.0)	(5.7)	—	—	—
Other items – net *	1.9	0.1	(1.0)	3.1	(0.2)	(0.2)	0.2	0.2	(0.1)
Effective income tax rate	21.1%	20.1%	12.3%	15.6%	14.9%	11.7%	25.3%	25.3%	25.1%

*	Other consists primarily of property adjustments.

The significant items comprising the net deferred tax liability or asset as of September 30 were as follows:

	Spire		Spire Missouri		Spire Alabama
	2022	2021	2022	2021	2022	2021
Deferred tax assets:
Reserves not currently deductible	$33.5	$18.3	$4.0	$8.5	$7.4	$6.6
Pension and other postretirement benefits	72.6	77.4	52.6	53.4	—	—
Goodwill	—	—	—	—	73.0	87.2
Operating losses	255.1	264.5	116.9	110.3	140.3	130.3
Regulatory amount due to customers, net	34.5	33.2	30.7	29.4	—	—
Other	24.9	32.4	—	—	—	—
Deferred tax assets	420.6	425.8	204.2	201.6	220.7	224.1
Less: Valuation allowance	—	(0.5)	—	(0.4)	—	—
Total deferred tax assets	420.6	425.3	204.2	201.2	220.7	224.1
Deferred tax liabilities:
Relating to property	(740.0)	(693.9)	(489.3)	(464.0)	(201.6)	(182.7)
Regulatory pension and other postretirement benefits	(92.8)	(95.6)	(72.3)	(71.2)	(1.6)	(1.6)
Deferred gas costs	(75.8)	(81.1)	(74.0)	(79.5)	—	—
Other**	(187.1)	(167.0)	(68.7)	(66.5)	(6.5)	(5.6)
Total deferred tax liabilities	(1,095.7)	(1,037.6)	(704.3)	(681.2)	(209.7)	(189.9)
Net deferred tax (liability) asset	$(675.1)	$(612.3)	$(500.1)	$(480.0)	$11.0	$34.2

**	For Spire, Other consists primarily of goodwill-related liabilities.

As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC Topic 980, Regulated Operations. The Tax Cuts and Jobs Act of 2017 (TCJA) reduced the corporate federal income tax rate, and the corresponding reductions in deferred income tax balances resulted in amounts previously collected from utility customers for these deferred taxes becoming refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. In fiscal 2018, the MoPSC Amended Report and Order took effect and the estimated excess accumulated deferred income tax began to be returned to Spire Missouri customers in rates. During the current fiscal year, the amount of excess accumulated deferred income taxes was trued up as part of the rate proceeding. The amount being returned related to the TCJA has been updated and in addition the excess accumulated deferred income taxes related to the Missouri tax rate change has begun to be returned. Excess accumulated deferred taxes of $9.9 were returned in fiscal 2022 and $8.4 were returned by Spire Missouri during each of fiscal years 2021, and 2020. The treatment for accumulated deferred income tax balances for Spire Alabama, Spire Gulf and Spire Mississippi is yet to be determined by state regulators; however, discussions have begun with respect to these balances.

In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carryback years, and tax planning strategies to assess the need for a valuation allowance. Based upon this evidence, management believes it is more likely than not the Company, Spire Missouri and Spire Alabama will realize the benefits of these deferred tax assets.

As of September 30, 2022, Spire, and on a separate company basis, Spire Missouri and Spire Alabama, had federal and state loss carryforwards, contribution carryforwards, and various tax credit carryforwards as shown below.

	Spire	Spire Missouri	Spire Alabama
Federal and state loss carryforwards	$1,047.7	$462.3	$556.7
Contribution carryforwards	10.4	7.0	0.4
Tax credit carryforwards	4.6	3.4	—

For federal tax purposes, Spire Missouri’s and Spire Alabama’s loss carryforwards may be utilized against income from another member of the consolidated group. The loss carryforwards begin to expire in fiscal 2030 for certain state purposes and fiscal 2035 for federal and other state purposes. Contribution carryforwards and tax credit carryforwards are expected to be utilized prior to their expiration.

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

	Spire			Spire Missouri
	2022	2021	2020	2022	2021	2020
Unrecognized tax benefits, beginning of year	$16.4	$13.2	$10.7	$16.1	$13.0	$10.4
Increases related to tax positions taken in current year	3.3	3.2	2.6	3.2	3.1	2.6
Reductions due to lapse of applicable statute of limitations	(0.1)	—	(0.1)	—	—	—
Unrecognized tax benefits, end of year	$19.6	$16.4	$13.2	$19.3	$16.1	$13.0

As of September 30, 2022 and 2021, the amounts of unrecognized tax benefits which, if recognized, would affect the effective tax rate were $4.0 and $3.6, respectively, for the Company and $3.7 and $3.3, respectively, for Spire Missouri. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the unrecognized tax benefits. The Company and Spire Missouri do not expect that any such change will be significant to the balance sheets. Spire Alabama reported no unrecognized tax benefits for fiscal years 2022, 2021, and 2020.

The Company, Spire Missouri, and Spire Alabama record potential interest and penalties related to uncertain tax positions as interest expense and other income deductions, respectively. As of September 30, 2022 and 2021, interest accrued associated with uncertain tax positions was de minimis, and no penalties were accrued.

The Company, Spire Missouri, and Spire Alabama are no longer subject to examination for fiscal years prior to 2019, except to the extent the net operating losses from prior years are reviewed.

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

The net periodic pension cost includes components shown in the following table. The components other than the service costs and regulatory adjustment are presented in “Other Income, Net” in the income statement, except for Spire Alabama’s losses on lump-sum settlements. Such losses are capitalized in regulatory balances and amortized over the remaining actuarial life of individuals in the plan, and that amortization is presented in “Other Income, Net.”

	Spire			Spire Missouri			Spire Alabama
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost – benefits earned during the period	$20.0	$21.7	$22.5	$14.4	$15.4	$15.7	$4.8	$5.5	$6.1
Interest cost on projected benefit obligation	21.5	20.7	22.6	14.7	14.2	15.8	4.7	4.6	4.9
Expected return on plan assets	(31.3)	(31.6)	(35.0)	(22.7)	(22.5)	(24.6)	(5.2)	(5.8)	(6.9)
Amortization of prior service (credit) cost	(4.5)	(3.1)	(2.5)	(1.9)	(0.6)	0.1	(2.4)	(2.3)	(2.4)
Amortization of actuarial loss	11.9	14.9	14.4	9.6	11.0	11.3	2.4	3.9	3.1
Loss on lump-sum settlements and curtailments	33.6	18.2	31.6	27.3	11.6	26.6	6.3	6.6	5.0
Subtotal	51.2	40.8	53.6	41.4	29.1	44.9	10.6	12.5	9.8
Regulatory adjustment	12.5	20.6	6.6	9.9	19.0	3.9	1.7	0.7	1.8
Net pension cost	$63.7	$61.4	$60.2	$51.3	$48.1	$48.8	$12.3	$13.2	$11.6

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income or loss include the following:

	Spire			Spire Missouri			Spire Alabama
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Current year actuarial (gain) loss	$(16.9)	$(8.1)	$68.0	$0.9	$(0.9)	$37.8	$(16.0)	$(1.5)	$24.4
Amortization of actuarial loss	(11.9)	(14.9)	(14.4)	(9.6)	(11.0)	(11.3)	(2.4)	(3.9)	(3.1)
Acceleration of loss recognized due to settlement	(33.6)	(18.2)	(31.7)	(27.3)	(11.6)	(26.6)	(6.3)	(6.6)	(5.1)
Current year service credit	—	(17.9)	(4.4)	—	(17.9)	(4.4)	—	—	—
Amortization of prior service credit (cost)	4.5	3.1	2.5	1.9	0.6	(0.1)	2.4	2.3	2.4
Subtotal	(57.9)	(56.0)	20.0	(34.1)	(40.8)	(4.6)	(22.3)	(9.7)	18.6
Regulatory adjustment	56.3	57.3	(19.5)	32.5	42.1	5.1	22.3	9.7	(18.6)
Total recognized in OCI	$(1.6)	$1.3	$0.5	$(1.6)	$1.3	$0.5	$—	$—	$—

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

In the fiscal year ended September 30, 2022, two Spire Missouri plans and two Spire Alabama plans met the criteria for settlement recognition, requiring re-measurement of the obligation under those plans using updated census data and assumptions for discount rate and mortality. For the remeasurements, the discount rates for the Missouri plans were updated to 5.7% and 5.8%, respectfully, for each plan at September 30, 2022 (from 3.0%, respectfully, at September 30, 2021), and the discount rate for the Alabama plans were updated to 5.70% and 5.65%, respectfully, (from 3.1% and 3.0%, respectfully). Lump-sum payments recognized as settlements during fiscal year 2022 was $109.3 ($87.0 attributable to Spire Missouri and $22.3 to Spire Alabama). The Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan, and in fiscal 2022 the amortization periods range from 11.4 years to 12.3 years. Therefore, no lump sum settlement expenses were recorded in the fiscal year ended September 30, 2022.

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

The following table shows the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2022	2021	2022	2021	2022	2021
Benefit obligation, beginning of year	$689.6	$732.6	$479.0	$505.2	$149.4	$163.5
Service cost	20.0	21.7	14.4	15.4	4.8	5.5
Interest cost	21.5	20.7	14.7	14.2	4.7	4.6
Actuarial (gain) loss	(173.9)	6.6	(116.2)	11.0	(42.4)	(1.8)
Plan amendments	—	(17.9)	—	(17.9)	—	—
Settlement loss	33.4	12.3	27.9	8.2	5.6	4.1
Settlement benefits paid	(109.3)	(67.6)	(87.0)	(44.6)	(22.3)	(22.9)
Regular benefits paid	(16.9)	(18.8)	(12.2)	(12.5)	(2.0)	(3.6)
Benefit obligation, end of year	$464.4	$689.6	$320.6	$479.0	$97.8	$149.4
Accumulated benefit obligation, end of year	$457.1	$673.3	$315.0	$465.4	$96.2	$146.9

In 2022, all qualified plans experienced significant actuarial gains. These gains were driven by the discount rates increasing between 2.55% and 2.80% compared to the prior fiscal year, combined with lump sum rates that increased significantly since the prior fiscal year, which decreased the liability and contributed to liability gains. These gains were only partly offset by the losses on actual lump sum benefit payments compared to assumed amounts across all the plans. Actuarial losses 2021 were primarily due to the decrease in lump sum discount rates in one Spire Missouri plan and the losses on actual lump sum benefit payments compared to assumed amounts across all the plans. Except for Spire Alabama in 2021, these losses more than offset the gains that resulted from the increase in discount rates used to calculate the benefit obligations for each year.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2022	2021	2022	2021	2022	2021
Fair value of plan assets, beginning of year	$498.9	$473.1	$364.0	$336.2	$82.8	$88.6
Actual return on plan assets	(92.5)	58.8	(66.7)	42.7	(15.6)	9.6
Employer contributions	52.4	53.4	37.8	42.2	14.4	11.1
Settlement benefits paid	(109.3)	(67.6)	(87.0)	(44.6)	(22.3)	(22.9)
Regular benefits paid	(16.8)	(18.8)	(12.2)	(12.5)	(2.0)	(3.6)
Fair value of plan assets, end of year	$332.7	$498.9	$235.9	$364.0	$57.3	$82.8
Funded status of plans, end of year	$(131.7)	$(190.7)	$(84.7)	$(115.0)	$(40.5)	$(66.6)

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2022	2021	2022	2021	2022	2021
Current liabilities	$(1.1)	$(0.8)	$(1.1)	$(0.8)	$—	$—
Noncurrent liabilities	(130.6)	(189.9)	(83.6)	(114.2)	(40.5)	(66.6)
Total	$(131.7)	$(190.7)	$(84.7)	$(115.0)	$(40.5)	$(66.6)

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic pension cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2022	2021	2022	2021	2022	2021
Net actuarial loss	$132.0	$194.6	$93.6	$129.6	$41.2	$66.1
Prior service credit	(35.7)	(40.3)	(18.1)	(20.1)	(16.3)	(18.7)
Subtotal	96.3	154.3	75.5	109.5	24.9	47.4
Adjustments for amounts included in regulatory assets	(93.1)	(149.5)	(72.3)	(104.7)	(24.9)	(47.4)
Total	$3.2	$4.8	$3.2	$4.8	$—	$—

The assumptions used to calculate net periodic pension costs for Spire Missouri are as follows:

	2022	2021	2020
Weighted average discount rate - Spire Missouri East plan	3.00%	2.85%	3.20%
Weighted average discount rate - Spire Missouri West plan	3.00%	2.75%	3.15%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.25%

The assumptions used to calculate net periodic pension costs for Spire Alabama are as follows:

	2022	2021	2020
Weighted average discount rate	3.10%/3.0%	2.95%/2.80%	3.25%/3.20%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.25%

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

The assumptions used to calculate the benefit obligations are as follows:

	2022	2021
Weighted average discount rate - Spire Missouri East plan	5.70%	3.00%
Weighted average discount rate - Spire Missouri West plan	5.80%	3.00%
Weighted average discount rate - Spire Alabama plans	5.70%/5.65%	3.1%/3.0%
Weighted average rate of future compensation increase	3.00%	3.00%
Cash balance interest crediting rate - Spire Alabama / Spire Missouri	4.25%	4.25%

The following table sets forth the year-end projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	Spire		Spire Missouri		Spire Alabama
	2022	2021	2022	2021	2022	2021
Projected benefit obligation	$464.4	$689.6	$320.6	$479.0	$97.8	$149.4
Accumulated benefit obligation	457.1	673.3	315.0	465.4	96.2	146.9
Fair value of plan assets	332.7	498.9	235.9	364.0	57.3	82.8

The following tables set forth the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	2022 Target	2022 Actual	2021 Target	2021 Actual
Return seeking assets	70.0%	74.3%	70.0%	74.5%
Liability hedging assets	30.0%	22.8%	30.0%	23.1%
Cash and cash equivalents	—%	2.9%	—%	2.4%
Total	100.0%	100.0%	100.0%	100.0%

Spire Alabama	2022 Target	2022 Actual	2021 Target	2021 Actual
Return seeking assets	70.0%	68.7%	70.0%	72.8%
Liability hedging assets	30.0%	25.3%	30.0%	25.5%
Cash and cash equivalents	—%	6.0%	—%	1.7%
Total	100.0%	100.0%	100.0%	100.0%

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

The following table sets forth expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter, for Spire, Spire Missouri, and Spire Alabama:

	2023	2024	2025	2026	2027	2028- 2032
Spire	$55.8	$52.3	$47.2	$44.0	$43.5	$202.9
Spire Missouri	41.4	38.9	33.9	30.8	29.6	137.5
Spire Alabama	11.3	10.2	9.9	9.7	10.4	46.4

The funding policy of Spire Missouri and Spire Alabama is to contribute an amount not less than the minimum required by government funding standards nor more than the maximum deductible amount for federal income tax purposes. Spire Missouri’s contributions to the pension plans in fiscal 2023 are anticipated to be $44.5 into the qualified trusts, and $1.1 into the non-qualified plans. Spire Alabama’s contributions to the pension plans in fiscal 2022 are anticipated to be $13.8 into the qualified trusts.

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

Net periodic postretirement benefit costs consist of the following components:

	Spire			Spire Missouri			Spire Alabama
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost – benefits earned during the period	$7.5	$7.3	$5.9	$6.3	$6.2	$5.3	$1.1	$0.9	$0.4
Interest cost on accumulated postretirement benefit obligation	6.0	6.0	6.3	4.5	4.5	4.7	1.4	1.3	1.4
Expected return on plan assets	(16.8)	(16.1)	(16.7)	(11.3)	(10.9)	(11.4)	(5.2)	(4.9)	(5.0)
Amortization of prior service cost (credit)	1.0	1.0	(0.5)	0.7	0.7	(0.2)	0.3	0.3	(0.3)
Amortization of actuarial gain	(2.2)	(1.6)	(2.0)	(1.9)	(1.5)	(2.0)	—	—	—
Subtotal	(4.5)	(3.4)	(7.0)	(1.7)	(1.0)	(3.6)	(2.4)	(2.4)	(3.5)
Regulatory adjustment	3.3	13.2	16.0	5.0	15.0	17.7	(1.8)	(1.8)	(1.8)
Net postretirement benefit (income) cost	$(1.2)	$9.8	$9.0	$3.3	$14.0	$14.1	$(4.2)	$(4.2)	$(5.3)

Other changes in plan assets and postretirement benefit obligations recognized in OCI include the following:

	Spire			Spire Missouri			Spire Alabama
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Current year actuarial loss (gain)	$15.8	$(41.0)	$(7.3)	$9.8	$(29.0)	$(7.6)	$5.9	$(9.9)	$1.1
Amortization of actuarial gain	2.2	1.6	2.0	1.9	1.5	2.0	—	—	—
Current year prior service (cost) credit	(6.3)	—	15.8	(1.1)	—	9.5	(5.2)	—	6.3
Amortization of prior service (cost) credit	(1.0)	(1.0)	0.5	(0.7)	(0.7)	0.2	(0.3)	(0.3)	0.3
Subtotal	10.7	(40.4)	11.0	9.9	(28.2)	4.1	0.4	(10.2)	7.7
Regulatory adjustment	(10.7)	40.4	(11.0)	(9.9)	28.2	(4.1)	(0.4)	10.2	(7.7)
Total recognized in OCI	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2022	2021	2022	2021	2022	2021
Benefit obligation, beginning of year	$204.2	$212.3	$151.7	$158.4	$48.0	$48.3
Service cost	7.5	7.3	6.3	6.2	1.1	0.9
Interest cost	6.0	6.0	4.5	4.5	1.4	1.3
Actuarial (gain) loss	(52.6)	(7.5)	(37.7)	(6.7)	(13.6)	0.7
Plan amendments	(6.2)	—	(1.0)	—	(5.2)	—
Retiree drug subsidy program	0.2	—	0.2	—	—	—
Benefits paid	(11.0)	(13.9)	(9.2)	(10.7)	(1.8)	(3.2)
Benefit obligation, end of year	$148.1	$204.2	$114.8	$151.7	$29.9	$48.0

In fiscal 2022, the actuarial gains for all qualified Spire plans were driven by the increase in the discount rate used to calculate the benefit obligation. In fiscal 2021, the actuarial gains for Spire and Spire Missouri were driven by the increase in the discount rate used to calculate the benefit obligation. For Spire Alabama, this gain was more than offset by the loss associated with an update to the trend assumption.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2022	2021	2022	2021	2022	2021
Fair value of plan assets at beginning of year	$326.9	$291.0	$221.7	$199.2	$99.4	$87.0
Actual return on plan assets	(51.6)	49.7	(36.2)	33.1	(14.3)	15.6
Employer contributions	0.4	0.1	0.4	0.1	—	—
Benefits paid	(11.0)	(13.9)	(9.2)	(10.7)	(1.8)	(3.2)
Fair value of plan assets, end of year	$264.7	$326.9	$176.7	$221.7	$83.3	$99.4
Funded status of plans, end of year	$116.6	$122.7	$61.9	$70.0	$53.4	$51.4

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2022	2021	2022	2021	2022	2021
Noncurrent assets	$151.6	$170.2	$96.9	$117.5	$53.4	$51.4
Current liabilities	(0.3)	(0.5)	(0.3)	(0.5)	—	—
Noncurrent liabilities	(34.7)	(47.0)	(34.7)	(47.0)	—	—
Total	$116.6	$122.7	$61.9	$70.0	$53.4	$51.4

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic postretirement benefit cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2022	2021	2022	2021	2022	2021
Net actuarial gain	$(83.3)	$(101.2)	$(74.2)	$(85.8)	$(5.6)	$(11.5)
Prior service cost (credit)	7.1	14.6	7.9	9.7	(0.8)	4.9
Subtotal	(76.2)	(86.6)	(66.3)	(76.1)	(6.4)	(6.6)
Adjustments for amounts included in regulatory assets	76.2	86.6	66.3	76.1	6.4	6.6
Total	$—	$—	$—	$—	$—	$—

The assumptions used to calculate net periodic postretirement benefit costs for Spire Missouri are as follows:

	2022	2021	2020
Weighted average discount rate - Spire Missouri plans	2.95%	2.75%	3.15%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets - Spire Missouri plans	5.75%	5.75%	6.25%

The assumptions used to calculate net periodic postretirement benefit costs for Spire Alabama are as follows:

	2022	2021	2020
Weighted average discount rate	2.95%	2.75%	3.15%
Expected long-term rate of return on plan assets	5.00%/6.25%	5.00%/6.25%	5.00%/6.25%

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

The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2022	2021
Weighted average discount rate - Spire Alabama plans	5.80%	2.95%
Weighted average discount rate - Spire Missouri plans	5.80%	2.95%
Weighted average rate of future compensation increase - Spire Missouri East plans	3.00%	3.00%

The assumed medical cost trend rates at September 30 are as follows:

	2022	2021
Medical cost trend assumed for next year - Spire Missouri	6.75%	7.00%
Medical cost trend assumed for next year - Spire Alabama	6.75%	7.00%
Rate to which the medical cost trend rate is assumed to decline (the ultimate medical cost trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend	2028	2028

The following tables set forth the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	Target	2022 Actual	2021 Actual
Equity securities	60.0%	58.7%	59.2%
Debt securities	40.0%	40.5%	38.9%
Cash and cash equivalents	—%	0.8%	1.9%
Total	100.0%	100.0%	100.0%

Spire Alabama	Target	2022 Actual	2021 Actual
Equity securities	60.5%	57.7%	60.5%
Debt securities	39.5%	42.3%	39.5%
Total	100.0%	100.0%	100.0%

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

The following table sets forth expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter for Spire, Spire Missouri, and Spire Alabama:

	2023	2024	2025	2026	2027	2028 - 2032
Spire	$13.7	$14.4	$14.6	$14.5	$14.7	$69.5
Spire Missouri	11.6	12.2	12.3	12.2	12.2	55.7
Spire Alabama	1.9	2.0	2.1	2.1	2.2	11.9

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. For both Spire Missouri and Spire Alabama there are no anticipated contributions to the postretirement plans in fiscal 2023.

Other Plans

Spire Services Inc. sponsors a 401(k) plan that cover substantially all employees of Spire Inc. and its subsidiaries. The plan allows employees to contribute a portion of their base pay in accordance with specific guidelines. The cost of the defined contribution plan for Spire Inc. totaled $15.5, $15.5, and $13.6 for fiscal years 2022, 2021, and 2020, respectively. Spire Missouri provides a match of such contributions within specific limits. The cost of the defined contribution plan for Spire Missouri amounted to $10.9, $10.9, and $9.5 for fiscal years 2022, 2021, and 2020, respectively. Spire Alabama also provides a match of employee contributions within specific limits. The cost of the defined contribution plan for Spire Alabama amounted to $3.6, $2.9, and $3.4 for fiscal years 2022, 2021, and 2020, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets

Spire

The table below categorizes the fair value measurements of the Spire pension plan assets:

	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2022
Cash and cash equivalents	$11.5	$—	$—	$11.5
Equity funds - global (including U.S.)	—	122.2	—	122.2
Real asset funds	—	61.0	—	61.0
Debt securities:
U.S. bond funds	42.3	—	—	42.3
U.S. government index funds	36.1	—	—	36.1
Global funds (including U.S.)	—	59.6	—	59.6
Total	$89.9	$242.8	$—	$332.7

As of September 30, 2021
Cash and cash equivalents	$10.6	$—	$—	$10.6
Equity funds - global (including U.S.)	—	201.2	—	201.2
Real asset funds	—	87.7	—	87.7
Debt securities:
U.S. bond funds	58.4	—	—	58.4
U.S. government index funds	60.1	—	—	60.1
Global funds (including U.S.)	—	80.9	—	80.9
Total	$129.1	$369.8	$—	$498.9

The table below categorizes the fair value measurements of Spire’s postretirement plan assets:

	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2022
Cash and cash equivalents	$3.5	$—	$—	$3.5
U.S. stock/bond mutual funds	177.1	69.4	—	246.5
International fund	0.8	13.9	—	14.7
Total	$181.4	$83.3	$—	$264.7

As of September 30, 2021
Cash and cash equivalents	$3.1	$—	$—	$3.1
U.S. stock/bond mutual funds	223.2	82.5	—	305.7
International fund	1.2	16.9	—	18.1
Total	$227.5	$99.4	$—	$326.9

Cash and cash equivalents include money market mutual funds valued based on quoted market prices. Debt securities are valued based on broker/dealer quotations or by using observable market inputs. The stock and bond mutual funds are valued at the quoted market price of the identical securities.

Spire Missouri

The table below categorizes the fair value measurements of Spire Missouri’s pension plan assets:

	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2022
Cash and cash equivalents	$5.7	$—	$—	$5.7
Equity funds - global (including U.S.)	—	85.7	—	85.7
Real asset funds	—	47.2	—	47.2
Debt securities:
U.S. bond funds	29.4	—	—	29.4
U.S. government index funds	24.6	—	—	24.6
Global funds (including U.S.)	—	43.3	—	43.3
Total	$59.7	$176.2	$—	$235.9

As of September 30, 2021
Cash and cash equivalents	$8.3	$—	$—	$8.3
Equity funds - global (including U.S.)	—	148.6	—	148.6
Real asset funds	—	59.2	—	59.2
Debt securities:
U.S. bond funds	38.4	—	—	38.4
U.S. government index funds	45.6	—	—	45.6
Global funds (including U.S.)	—	63.9	—	63.9
Total	$92.3	$271.7	$—	$364.0

The table below categorizes the fair value measurements of Spire Missouri’s postretirement plan assets:

	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2022
Cash and cash equivalents	$2.7	$—	$—	$2.7
U.S. stock/bond mutual funds	174.0	—	—	174.0
Total	$176.7	$—	$—	$176.7

As of September 30, 2021
Cash and cash equivalents	$2.4	$—	$—	$2.4
U.S. stock/bond mutual funds	219.3	—	—	219.3
Total	$221.7	$—	$—	$221.7

Cash and cash equivalents include money market mutual funds valued based on quoted market prices. Debt securities are valued based on broker/dealer quotations or by using observable market inputs. The stock and bond mutual funds are valued at the quoted market price of the identical securities.

Spire Alabama

The table below categorizes the fair value measurements of Spire Alabama’s pension plan assets:

	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2022
Cash and cash equivalents	$3.5	$—	$—	$3.5
Equity funds - global (including U.S.)	—	21.6	—	21.6
Real asset funds	—	8.1	—	8.1
Debt securities:
U.S. bond funds	7.7	—	—	7.7
U.S. government index funds	6.8	—	—	6.8
Global funds (including U.S.)	—	9.6	—	9.6
Total	$18.0	$39.3	$—	$57.3

As of September 30, 2021
Cash and cash equivalents	$1.4	$—	$—	$1.4
Equity funds - global (including U.S.)	—	32.3	—	32.3
Real asset funds	—	14.6	—	14.6
Debt securities:
U.S. bond funds	12.3	—	—	12.3
U.S. government index funds	8.9	—	—	8.9
Global funds (including U.S.)	—	13.3	—	13.3
Total	$22.6	$60.2	$—	$82.8

The table below categorizes the fair value measurements of Spire Alabama’s postretirement plan assets:

	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2022
U.S. stock/bond mutual funds	$—	$69.4	$—	$69.4
International fund	—	13.9	—	13.9
Total	$—	$83.3	$—	$83.3

As of September 30, 2021
U.S. stock/bond mutual funds	$—	$82.5	$—	$82.5
International fund	—	16.9	—	16.9
Total	$—	$99.4	$—	$99.4

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

14. INFORMATION BY OPERATING SEGMENT

The Company has two reportable segments: Gas Utility and Gas Marketing. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. Other components of the Company’s consolidated information include:

•	Spire STL Pipeline, a subsidiary of Spire providing interstate natural gas pipeline transportation services;
•	Spire Storage, a subsidiary of Spire providing interstate natural gas storage services;
•	Spire’s subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities; and
•	unallocated corporate items, including certain debt and associated interest costs.

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

	Gas	Gas
2022	Utility	Marketing	Other	Eliminations	Consolidated
Revenues from external customers	$1,945.6	$234.9	$18.0	$—	$2,198.5
Intersegment revenues	0.5	—	51.2	(51.7)	—
Total Operating Revenues	1,946.1	234.9	69.2	(51.7)	2,198.5
Operating Expenses
Natural gas	788.8	171.4	—	(36.3)	923.9
Other operation and maintenance	413.3	14.6	37.1	(15.4)	449.6
Depreciation and amortization	227.9	1.4	8.0	—	237.3
Taxes, other than income taxes	176.2	0.6	2.7	—	179.5
Total Operating Expenses	1,606.2	188.0	47.8	(51.7)	1,790.3
Operating Income	$339.9	$46.9	$21.4	$—	$408.2
Net Economic Earnings (Loss)	$202.7	$27.0	$(13.4)	$—	$216.3
Capital Expenditures	$528.6	$0.9	$22.7	$—	$552.2

	Gas	Gas
2021	Utility	Marketing	Other	Eliminations	Consolidated
Revenues from external customers	$2,118.2	$96.5	$20.8	$—	$2,235.5
Intersegment revenues	1.1	—	46.9	(48.0)	—
Total Operating Revenues	2,119.3	96.5	67.7	(48.0)	2,235.5
Operating Expenses
Natural gas	961.7	18.8	0.1	(34.3)	946.3
Other operation and maintenance	422.2	17.1	40.2	(13.7)	465.8
Depreciation and amortization	204.4	1.2	7.5	—	213.1
Taxes, other than income taxes	157.0	0.9	2.2	—	160.1
Impairments	—	—	—	—	—
Total Operating Expenses	1,745.3	38.0	50.0	(48.0)	1,785.3
Operating Income	$374.0	$58.5	$17.7	$—	$450.2
Net Economic Earnings (Loss)	$230.6	$47.0	$(11.3)	$—	$266.3
Capital Expenditures	$590.4	$0.7	$33.7	$—	$624.8

	Gas	Gas
2020	Utility	Marketing	Other	Eliminations	Consolidated
Revenues from external customers	$1,751.8	$87.9	$15.7	$—	$1,855.4
Intersegment revenues	0.2	—	42.1	(42.3)	—
Total Operating Revenues	1,752.0	87.9	57.8	(42.3)	1,855.4
Operating Expenses
Natural gas	660.2	65.1	0.4	(29.6)	696.1
Other operation and maintenance	421.3	11.8	38.2	(12.7)	458.6
Depreciation and amortization	189.7	0.6	7.0	—	197.3
Taxes, other than income taxes	146.5	1.1	0.8	—	148.4
Impairments	—	—	148.6	—	148.6
Total Operating Expenses	1,417.7	78.6	195.0	(42.3)	1,649.0
Operating Income (Loss)	$334.3	$9.3	$(137.2)	$—	$206.4
Net Economic Earnings (Loss)	$213.4	$9.1	$(14.7)	$—	$207.8
Capital Expenditures	$547.8	$3.6	$87.0	$—	$638.4

Total Assets at End of Year	2022	2021	2020
Gas Utility	$8,042.8	$7,615.4	$6,716.2
Gas Marketing	638.7	466.1	182.7
Other	2,895.2	2,351.7	2,443.5
Eliminations	(1,493.0)	(1,076.8)	(1,101.2)
Total Assets	$10,083.7	$9,356.4	$8,241.2

Reconciliation of Consolidated Net Income to Consolidated Net Economic Earnings	2022	2021	2020
Net Income	$220.8	$271.7	$88.6
Adjustments, pre-tax:
Impairments	—	—	148.6
Missouri regulatory adjustments	—	(9.0)	—
Fair value and timing adjustments	(11.4)	3.3	2.5
Acquisition, divestiture and restructuring activities	—	(1.3)	—
Income tax effect of adjustments	6.9	1.6	(31.9)
Net Economic Earnings	$216.3	$266.3	$207.8

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

The following regulatory assets and regulatory liabilities were reflected in the Balance Sheets as of September 30, 2022 and 2021.

	Spire		Spire Missouri		Spire Alabama
September 30	2022	2021	2022	2021	2022	2021
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$—	$31.1	$—	$21.9	$—	$8.2
Unamortized purchased gas adjustments	322.2	243.5	275.1	242.8	43.8	—
Other	33.2	31.9	13.0	11.6	13.1	10.6
Total Current Regulatory Assets	355.4	306.5	288.1	276.3	56.9	18.8
Noncurrent:
Future income taxes due from customers	137.8	132.9	129.2	124.2	2.2	2.2
Pension and postretirement benefit costs	294.5	313.8	222.9	226.0	66.5	82.9
Cost of removal	493.7	431.9	25.2	34.9	468.5	397.0
Energy efficiency	57.2	47.6	57.2	47.6	—	—
Other	129.2	67.3	113.1	50.4	1.0	1.2
Total Noncurrent Regulatory Assets	1,112.4	993.5	547.6	483.1	538.2	483.3
Total Regulatory Assets	$1,467.8	$1,300.0	$835.7	$759.4	$595.1	$502.1
Regulatory Liabilities:
Current:
Pension and postretirement benefit costs	$—	$5.8	$—	$3.6	$—	$2.2
Unamortized purchased gas adjustments	—	11.0	—	—	—	10.2
Other	3.7	17.8	—	13.5	—	1.0
Total Current Regulatory Liabilities	3.7	34.6	—	17.1	—	13.4
Noncurrent:
Deferred taxes due to customers	145.3	127.5	127.9	110.2	—	—
Pension and postretirement benefit costs	172.6	159.3	143.6	131.4	19.4	19.8
Accrued cost of removal	32.9	36.2	—	4.9	—	—
Unamortized purchased gas adjustments	53.0	284.3	53.0	284.3	—	—
Other	14.4	13.6	7.3	8.0	3.6	3.6
Total Noncurrent Regulatory Liabilities	418.2	620.9	331.8	538.8	23.0	23.4
Total Regulatory Liabilities	$421.9	$655.5	$331.8	$555.9	$23.0	$36.8

A portion of the Company’s regulatory assets are not earning a return and are shown in the schedule below:

	Spire		Spire Missouri
September 30	2022	2021	2022	2021
Pension and postretirement benefit costs	$152.9	$165.7	$152.9	$165.7
Future income taxes due from customers	135.6	130.7	129.2	124.2
Unamortized purchase gas adjustments	275.1	242.8	275.1	242.8
Other	122.7	86.0	122.7	86.0
Total Regulatory Assets Not Earning a Return	$686.3	$625.2	$679.9	$618.7

Like all the Company’s regulatory assets, these regulatory assets are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is normally about one year, but a portion will be three years due to the Filing Adjustment Factor discussed below. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term, up to 35 years. Spire Alabama does not have any regulatory assets that are not earning a return.

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

Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA clause, as well as the difference between the actual amount of off-system sales and capacity release revenues allocated to customers and the estimated amount assumed in PGA rates, are reflected as a regulatory asset or liability at the end of the fiscal year. At that time, the balance is classified as a current asset or current liability and recovered from, or credited to, customers over an annual period commencing in the subsequent November. The balance in the current account is amortized as amounts are reflected in customer billings.

On March 7, 2018, the MoPSC issued its order in two general rate cases (docketed as GR-2017-0215 and GR-2017-0216), approving new tariffs that became effective on April 19, 2018. Certain provisions of the order allowed less future recovery of certain deferred or capitalized costs than estimated based upon previous rate proceedings, and management determined that the related regulatory assets should be written down. Spire Missouri filed an appeal of portions of the MoPSC’s order, including the disallowance of certain pension costs. On February 9, 2021, the Missouri Supreme Court issued its decision, reversing the MoPSC’s order with respect to certain pension costs. The case was remanded back to the MoPSC with directions that $9.0 in pension assets that accrued between 1994 and 1996 be added to the Company’s prepaid pension asset. Based on the court’s decision, the Company increased its noncurrent regulatory asset for “Pension and postretirement benefit costs” and reduced operation and maintenance expense for the three months ended March 31, 2021. Like the original write-down in 2018, this adjustment is excluded for the net economic earnings financial measure. The remand issue is being considered as part of Spire Missouri’s ongoing general rate case (discussed below).

The Infrastructure System Replacement Surcharge (ISRS) allows Spire Missouri expedited recovery for its investment to replace its worn out or deteriorated infrastructure without the necessity of a formal rate case. On November 19, 2019, the Missouri Western District Court of Appeals issued rulings (“ISRS rulings”) that determined certain capital investments in 2016 through 2018 were not eligible for recovery under the ISRS. As a result, Spire Missouri recorded a $12.2 provision for fiscal year 2019, which was excluded for the net economic earnings financial measure. This matter was settled by the end of fiscal 2020. On December 23, 2021, Spire Missouri filed a new ISRS case, its first under the ISRS statute amendments of 2020, seeking accelerated recovery of $11.3 in annual revenue for eligible pipe replacement from June through December 2021. On April 21, 2022, the MoPSC approved a settlement among the parties to resolve the ISRS case, resulting in $8.5 in incremental annual revenue effective in May 2022. On June 3, 2022, Spire Missouri filed a new ISRS case, its first with the inclusion of the "Contractor Bid" requirement identified in the ISRS statute amendments of 2020, seeking accelerated recovery of $11.9 in annual revenue for eligible pipe replacement from January through June 2022. On October 5, 2022, the MoPSC approved a settlement among the parties to resolve the ISRS case, resulting in $10.5 in incremental revenue effective October 21, 2022, bringing total annual ISRS revenue to $19.0.

In September 2020, Spire Missouri, the MoPSC staff and the Office of Public Counsel (OPC) reached a Unanimous Stipulation and Agreement regarding Spire Missouri’s request for an Accounting Authority Order (AAO) pertaining to certain costs and lost customer fee revenue related to the COVID-19 pandemic. In October 2020, the MoPSC issued an order approving that agreement and granting an AAO for the period of March 1, 2020 through March 31, 2021. As part of the 2021 rate order discussed below, the settled balance of deferred costs, including foregone late payment fees and reconnect/disconnect fees that Spire Missouri was authorized to defer, totaled $6.2 and will be recovered through a five-year amortization of a regulatory asset.

In mid- February 2021, the central U.S. experienced a period of unusually severe cold weather (“Winter Storm Uri”), and Spire Missouri implemented an Operational Flow Order (OFO) to preserve the integrity of its distribution system. During this time, Spire Missouri was required to purchase additional natural gas supply, both to ensure adequate supply for its firm utility customers, and to cover the shortfall created when third-party marketers failed to deliver natural gas supply to its city gates on behalf of their customers. In accordance with its tariffs, Spire Missouri invoiced the cost of gas and associated penalties totaling $195.8 to non-compliant marketers pursuant to the MoPSC-approved OFO tariff and recorded accounts receivable. Recoveries collected will be an offset to cost of natural gas for firm utility customers through the PGA and Actual Cost Adjustment (ACA), so are net income neutral to Spire Missouri. The three largest counterparties did not remit payment when due, so Spire Missouri filed suit against them in federal court to recover the invoiced amounts. Some marketers filed complaints with the MoPSC requesting review of the transactions between them and Spire Missouri. Through the first quarter of fiscal 2022, the Company had no reason to believe the MoPSC would not follow the tariff and had determined collection was probable, so the entire amount was recognized. In late February 2022, the parties to the OFO waiver suits agreed to a settlement in principle, pursuant to which marketers will reimburse Spire Missouri for the actual cost of its incremental gas purchases to serve marketers’ customers during Winter Storm Uri, so Spire Missouri reduced revenue, accounts receivable, cost of gas and regulatory liabilities by approximately $150 in the second quarter of fiscal 2022. The settlement, which reduced the total amount due from the three marketers to approximately $42, was approved by the MoPSC in late May 2022. Pursuant to the approved settlement, the marketers have begun making payments to Spire Missouri that will be credited to the PGA/ACA, the marketer complaints have been dismissed at the MoPSC, and Spire Missouri has dismissed its federal lawsuits against the marketers. Spire Missouri is not subject to any upstream OFO penalties on any interstate pipelines.

As a result of the significant net deferred gas costs and average inventory cost in the second quarter of fiscal 2021, primarily due to Winter Storm Uri, Spire Missouri filed for and received MoPSC approval for an adjustment to the PGA tariff to increase a Filing Adjustment Factor (FAF) credit on customers' bills for three years. This helps customers by lowering the net PGA rate to mitigate impacts from Winter Storm Uri costs and the increased gas market from 2020 to 2021. All gas costs will eventually be recovered by Spire Missouri through the PGA or ACA mechanisms and carrying costs will be applied per the terms of the tariff.

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

The MoPSC approved compliance tariffs with an effective date of December 23, 2021, in Spire Missouri’s general rate case GR-2021-0108. These new tariffs were designed to increase Spire Missouri’s aggregate annual gross base rate revenues by $72.2, which includes $24.9 incremental and $47.3 already being collected through the Infrastructure System Replacement Surcharge (ISRS). The decision, as reflected in the amended report and order dated November 12, 2021, revised the MoPSC’s long-standing position regarding Spire Missouri’s compliance with the FERC Uniform System of Accounts (USOA) on the capitalization of prudently incurred non-operational overheads. The amended report and order required Spire Missouri to cease capitalization of these overhead costs at the time new rates went into effect until a MoPSC staff audit of their revised interpretation of compliance with the USOA framework could be completed. MoPSC staff completed this audit and filed its audit report on March 18, 2022. The report recommends changes to Spire Missouri’s overhead capitalization rates based upon its new time study and the results of the audit. On April 13, 2022, the MoPSC issued an Order Authorizing Accounting Treatment clarifying that Spire Missouri may defer all non-operational overheads from December 23, 2021 forward into a regulatory asset for future review by the MoPSC in an appropriate proceeding. Based on Spire Missouri’s assessment of recoverability, the total amount deferred under this order was $42.8 through September 30, 2022, comprising:

•	$19.0 in accordance with new capitalization rates determined by the study and audit;
•	$18.8 of prudent costs which are in excess of the capitalization rates determined by the study and audit; and
•	$5.0 of prudent costs related to the April 2022 ISRS settlement discussed above.

On April 1, 2022, Spire Missouri filed tariff sheets to initiate a new general rate case proceeding which is intended to address the deferred amounts, along with other matters, and is expected to be resolved in the first half of fiscal 2023. The proposed tariff changes include revised rate schedules designed to produce an annual net increase in Spire Missouri’s gas revenues of approximately $151.9. Intervenor direct testimony was filed in late August and early September 2022. The MoPSC has set a test year ending September 30, 2021, adjusted for known and measurable rate base, revenue and expense items through May 31, 2022, with a true-up period through September 30, 2022. On October 7, 2022, Spire Missouri and various intervenors filed rebuttal testimony. MoPSC staff also filed updated accounting schedules reflecting a revised revenue requirement of $71.0. Local public hearings concluded in mid- October 2022. Following these hearings, the parties reached a Full Unanimous Stipulation and Agreement (the "Stipulation") to resolve all issues in the case which was filed with the MoPSC on November 4, 2022. A hearing regarding this Stipulation is currently set for November 18, 2022. The remainder of the procedural schedule has been suspended, pending MoPSC action on the Stipulation. If approved, the Stipulation would, among other things, authorize $78.0 in new base rate revenue (with rates effective no later than January 1, 2023), and authorize recovery of deferred overheads through amortization of the related regulatory assets discussed in the previous paragraph.

On May 27, 2022, the MoPSC staff filed an ACA Review Recommendation and Report for the ACA period that first includes transportation charges incurred by Spire Missouri for service on the Spire STL Pipeline. That report concluded that the transaction complied with Missouri affiliate transaction rules and was prudent, and it recommended no disallowance of any Spire STL Pipeline related costs from the ACA mechanism. On July 11, 2022, Spire Missouri filed its response comments in support of the recommendation. The Missouri Office of the Public Counsel and Environmental Defense Fund filed comments on July 29 and August 1, 2022, respectively, raising concerns about the Spire STL Pipeline transaction, the ACA process itself, and other matters. The MoPSC has not yet taken any further action in the docket.

The MoPSC has initiated their annual ACA dockets (GR-2022-0135 and GR-2022-0136) to audit gas commodity and transportation costs for the 2020-2021 heating season, which includes the impact of Winter Storm Uri on Spire Missouri's natural gas portfolio. The cases are expected to focus on the cost and amount of incremental natural gas purchases for the storm period, as well as the subscription and use of transportation and natural gas storage assets during the period.

On February 23, 2022, the MoPSC issued an order approving Spire Missouri’s request for $800.0 in new financing authority over three years, subject to certain customary conditions.

Spire Alabama

In October 2018, the APSC approved the renewal of its Rate Stabilization and Equalization (RSE) rate-setting process for Spire Alabama through September 30, 2022, limiting equity as a percent of total capitalization to a range of 56.5% to 55.5%. Under RSE, the APSC conducts quarterly reviews to determine whether Spire Alabama’s return on average common equity (ROE) at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected ROE within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. Spire Alabama’s allowed range of ROE is 10.15% to 10.65% with an adjusting point of 10.4%. In September 2022, the APSC approved the renewal of RSE through September 30, 2025, with certain modifications to the current terms. Effective October 1, 2022, Spire Alabama's allowed range of return on average common equity is 9.50% to 9.90% with an adjusting point of 9.70%. Average Common Equity growth is limited to 6.00% each year. Spire Alabama retains the ability to receive a performance-based adjustment of +/- 10 basis points to the return on equity adjusting point, based upon the terms of the previously approved Accelerated Infrastructure Modernization (AIM) Program tariff. However, in September of 2022, Spire applied for and received approval to suspend the operation of the AIM performance-based adjustment for 2023. The quarterly reviews have been modified to occur only in March, June, and September. Spire Alabama retained the current equity limitation as a percent of total capitalization at 55.5% and adjustments to the Cost Control Measure (CCM) as noted below.

The inflation-based CCM established by the APSC, allows for annual changes in operation and maintenance (“O&M”) expense per customer relative to an index range. The CCM will be calculated based upon O&M expense per customer and the O&M base year will be Spire Alabama’s actual 2018 O&M expense with an adjustment to that base in 2019 of 2/3 of the 2018 CCM differential (amount below the CCM range in 2018) and an adjustment in 2020 of 1/3 of the 2018 CCM differential, with no adjustment to the base in 2021 and 2022. Spire Alabama’s 2018 actual rate year O&M expense will be inflation-adjusted using a new index range based on the June CPI-U each rate year plus or minus 1.50%. If rate year O&M expense falls within the index range, no adjustment is required. If rate year O&M expense exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent rate year O&M is less than the index range, Spire Alabama benefits by one-half of the difference through future rate adjustments. Effective October 1, 2022, the Base Year O&M expense will be computed by averaging the actual O&M expenses for 2020, 2021, and 2022. The Base CPI-U will be computed by averaging the August CPI-U for 2020, 2021, 2022. The Index will be computed by measuring the change from the Base CPI-U to the August CPI-U of the preceding completed fiscal year, less a factor of 1.50%. The index range will be computed by adjusting the index plus or minus 1.50%. If rate year O&M expense falls within the index range, no adjustment is required. If rate year O&M expense exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent rate year O&M is less than the index range, Spire Alabama benefits by one-half of the difference through future rate adjustments. If a benefit is achieved, the Base Year and the Base CPI-U for the following year will each be reset to an average of the three preceding completed years. If a benefit is not achieved, the Base Year and Base CPI-U will not be updated. Certain items that fluctuate based on situations demonstrated to be beyond Spire Alabama’s control may be excluded from the CCM calculation.

The RSE reduction for September 30, 2021, following the year end point of test was $2.2 to bring the expected rate of return on average common equity to within the allowed rate of return. The CCM benefit for rate year 2021 was $8.8. To mitigate the impact on ratepayers, Spire Alabama requested and received approval from the APSC to recover the 2021 CCM benefit over five years (with recognition of revenue only up to 24 months in advance of recovery). As a part of the annual update for RSE, on December 29, 2021, Spire Alabama filed an increase for rate year 2022 of $5.3. The 2021 RSE reduction of $2.2, the five-year recovery of the 2021 CCM benefit of $8.8 and the annual RSE increase of $5.3 were all effective on January 1, 2022. There was no RSE reduction in 2022 for the January 31, April 30, July 31 or September 30 quarterly points of test. Spire Alabama recorded a CCM benefit for rate year 2022 of $17.2. Similar to the rate year 2021 CCM benefit, Spire has requested and received approval to recover the rate year 2022 CCM benefit over five years. On October 26, 2022, Spire Alabama made its annual RSE rate filing with the APSC, presenting the utility’s budget for the fiscal year ending September 30, 2023, including net income and a calculation of allowed ROE.

Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider which permits the pass-through to customers of changes in the cost of gas supply. Spire Alabama’s tariff provides a temperature adjustment mechanism, also included in the GSA rider, which is designed to moderate the impact of departures from normal temperatures on Spire Alabama’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather-related conditions that may affect customer usage are not included in the temperature adjustment. There is also a mechanism under Spire Alabama's GSA rider allowing the utility to create value through off-system sales of excess natural gas supply and capacity and to retain 25% of the value created while giving 75% of the value to customers. As of April 2022, the first $1.6 of value from capacity release goes entirely to customers before Spire Alabama retains 25%. In the past year, Spire Alabama filed GSA rate increases effective December 1, 2021, April 1, 2022, August 1, 2022, and October 1, 2022, primarily attributable to higher natural gas prices.

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

On July 12, 2022, the APSC approved Spire Alabama’s application for an intercompany revolving credit agreement allowing Spire Alabama to borrow from Spire in a principal amount not to exceed $275.0 (up from the previously approved $200.0) at any time outstanding in combination with its bank line of credit, and to loan to Spire in a principal amount not to exceed $25.0 (unchanged) at any time outstanding. On September 13, 2022, the APSC approved an application for up to $175.0 of additional long-term debt financing for Spire Alabama (ultimately issued on October 13, 2022).

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.

Spire Gulf has similar rate regulation to Spire Alabama. Its RSE rate-setting mechanism was renewed in September 2021 for a four-year term through September 2025. The RSE allowed ROE range was 10.45% to 10.95% with an adjusting point of 10.70% in fiscal 2021, while the ROE range is 9.70% to 10.30% with an adjusting point of 9.95% for fiscal 2022 through fiscal 2025. On October 26, 2021, Spire Gulf made its annual RSE rate filing with the APSC based on its budget for fiscal 2022 and an allowed ROE of 9.95%. New rates designed to provide increased annual revenues of $1.0 became effective January 3, 2022. On October 26, 2022, Spire Gulf made its annual RSE filing for fiscal 2023 reflecting an increase to annual revenues of $3.5 that is pending review by the APSC. The CCM has similar evaluation and recovery provisions when expenses exceed or are under a band of +/- 1.50% around the CPI-U inflated O&M per customer expense level from the base year, excluding expenses for pensions and gas bad debt. The base year for the O&M index was 2017 for fiscal 2020 and 2021 and was 2021 for fiscal 2022. Since a CCM benefit was recorded in fiscal 2022, the base year O&M index for fiscal 2023 through fiscal 2025 will be the 2022 O&M level. Spire Gulf recorded a CCM benefit for rate year 2021 of $2.3 to revenues, resulting in a net income benefit of $1.6. A CCM benefit of $1.7 was recorded for fiscal 2022 to an economic development fund that can be used for economic development purposes subject to APSC approval. Spire Gulf has a Cast Iron Main Replacement Factor (CIF) that provides an enhanced return on the pro-rata costs associated with cast iron main replacement exceeding 10 miles per year based on a 75% weighting for the equity content. Capital expenditures recovered under the CIF have not increased since fiscal 2019 pursuant to applicable tariff provisions although the Company is continuing to recover costs of service associated with accumulated expenditures under the CIF. Spire Gulf also has an ESR for negative revenue variances over $0.1 or a force majeure event expense of $0.1 (or two events that exceed $0.15), a Self Insurance Reserve for general liability coverage, and an Environmental Cost Recovery Factor that recovers 90% of prudently incurred costs for compliance with environmental laws, rules and regulations. Spire Gulf has an APSC-approved intercompany revolving credit agreement with Spire to borrow in a principal amount not to exceed $75.0 and to loan up to $25.0. On September 13, 2022, the APSC approved the issuance of $30.0 of long-term debt (ultimately issued on October 13, 2022) to refinance outstanding short-term debt.

Spire Mississippi utilizes a formula rate-making process under the Rate Stabilization Adjustment Rider (RSA). An allowed return on equity (currently 10.03%) is computed annually and compared to the actual return on equity based on a rate year ending June 30. If the actual equity return on an end of period rate base is beyond the allowed return on equity by 1.0%, then 75% of any shortfall is recovered through a rate increase and 50% of any excess results in a rate decrease. Updates may include known and measurable adjustments to historic costs from the 12 months ended June 30, submitted September 15 for an effective date of November 1, unless disputed by the Mississippi Public Utilities Staff (MPUS), with any disputes to be resolved by the Mississippi Public Service Commission (MSPSC) by January 15 of the following year. On January 12, 2021, the MSPSC approved an agreement between Spire Mississippi and the MPUS settling its RSA filing that was made on August 28, 2020, resulting in a $0.3 increase in annual revenue. New rates became effective January 13, 2021. On August 23, 2021, Spire Mississippi filed its RSA for the rate year ended June 30, 2021, which reflected an increase to annual revenue totaling $1.1. The MSPSC, by its order dated January 18, 2022, approved a stipulation agreement between the MPUS and Spire Mississippi that provided for increased annual revenues of $0.8 through rates that became effective on February 1, 2022. Spire Mississippi’s RSA filing made on September 14, 2022 reflected a rate increase of $1.3 and is pending review by the MPUS. A Supplemental Growth Rider provides recovery of certain system expansion projects to serve qualified economic development projects.

In August 2018, the FERC approved an order issuing a Certificate of Public Convenience and Necessity for the Spire STL Pipeline ( “August 2018 Order”). In November 2018, the FERC issued a Notice to Proceed, and in November 2019, Spire STL Pipeline received FERC authorization to place the pipeline into service. Also, in November 2019, the FERC issued an Order on Rehearing of the August 2018 Order dismissing or denying the outstanding requests for rehearing filed by several parties, dismissing the request for stay filed by one party, and noting the withdrawal of the request for rehearing by another party. In January 2020, two of the rehearing parties filed petitions for review of the FERC’s orders with the U.S. Court of Appeals for the District of Columbia Circuit (“DC Circuit”). On June 22, 2021, that court issued an order vacating the Certificate of Public Convenience and Necessity and remanding the matter back to the FERC for further action. On September 14, 2021, and December 3, 2021, the FERC issued temporary certificates to allow the pipeline to continue operating indefinitely while it considers approval of a new permanent certificate. Certain parties in the temporary certificate proceeding sought rehearing of the FERC’s December 3, 2021 temporary certificate. The FERC denied rehearing by operation of law on February 3, 2022. On March 7, 2022, one group of the rehearing parties filed a petition for review of FERC’s December 3, 2021 temporary certificate order in the DC Circuit limited to whether the temporary certificates carry eminent domain authority. On June 29, 2022, the DC Circuit issued an order holding the proceeding in abeyance pending the outcome of the FERC remand proceeding. Meanwhile on December 15, 2021, the FERC issued a notice of intent to prepare a supplemental environmental impact statement (EIS) regarding the Spire STL Pipeline. On October 7, 2022, the FERC staff issued its final EIS, concluding that “impacts from the continued operation of the Spire STL [Pipeline] would be less than significant, with the exception of climate change impacts resulting from GHG [greenhouse gas] emissions that are not characterized as significant or insignificant.”

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

16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2022, are estimated at $2,107.1, $1,224.7 and $723.1 for the Company, Spire Missouri and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

A consolidated subsidiary is a limited partner in an unconsolidated partnership focusing on sustainability initiatives largely tied to the natural gas utility sector. Spire committed to contribute a total of $10.0 of capital to the partnership as and when requested by the general partner. As of September 30, 2022, Spire has contributed $1.9.

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

Assessments were performed by the EPA of the former MGP sites in Gadsden and Anniston, and NFA letters were received after each assessment.

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

17. LEASES

The lease agreement covering the Company’s primary office space in St. Louis extends through February 2035, with an option to renew for an additional five years. Spire Alabama’s lease agreement for office space in Birmingham extends through January 2037, with an option to renew for two additional five-year terms. The lease agreement covering Spire Marketing and Spire Storage office space in Houston extends through December 2028, with options to terminate three years earlier or to renew for an additional five years. The renewal options in the St. Louis and Houston leases are reasonably certain to be exercised and are included in the lease term used to determine the right-of-use assets and lease liabilities. The Company and its subsidiaries have other relatively minor rental arrangements for real estate and equipment with remaining terms of up to eight years.

Operating lease cost, cash flow and noncash information are shown in the following table.

	Spire			Spire Missouri			Spire Alabama
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Operating lease cost, including amounts capitalized	$7.4	$7.2	$8.7	$0.5	$0.4	$0.5	$2.1	$2.1	$3.5
Cash flow and noncash information about operating leases:
Operating cash flows representing cash paid for amounts included in the measurement of lease liabilities	7.3	7.2	8.5	0.5	0.4	0.5	2.1	2.1	3.3
Right-of-use assets obtained in exchange for lease liabilities	24.6	—	71.1	1.1	—	2.1	23.5	—	10.0

The following table shows year-end balance sheet and weighted-average information about operating leases.

	Spire		Spire Missouri		Spire Alabama
	2022	2021	2022	2021	2022	2021
Right-of-use assets	$73.7	$60.4	$1.7	$1.4	$20.2	$4.8
Lease liabilities, current	6.5	6.5	0.4	0.3	1.9	1.9
Lease liabilities, noncurrent	73.7	53.7	1.5	1.0	24.6	2.7
Weighted-average remaining lease term (in years)	15.0	15.3	5.1	4.5	14.3	2.3
Weighted-average discount rate	4.1%	4.2%	2.2%	2.5%	3.7%	2.2%

On the balance sheets, right-of-use assets are included in “Deferred Charges and Other Assets: Other,” current lease liabilities are in “Current Liabilities: Other,” and noncurrent lease liabilities are in “Deferred Credits and Other Liabilities: Other.”

Following is a maturity analysis by fiscal year for operating lease liabilities as of September 30, 2022.

	Spire	Spire Missouri	Spire Alabama
2023	$6.7	$0.4	$1.9
2024	7.3	0.5	2.1
2025	7.4	0.4	2.1
2026	7.3	0.3	2.2
2027	7.3	0.2	2.3
Thereafter	72.8	0.2	24.1
Total undiscounted lease payments	108.8	2.0	34.7
Less present value discount	(28.6)	(0.1)	(8.2)
Total current and noncurrent lease liabilities	$80.2	$1.9	$26.5

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:

•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement to be filed on or about December 14, 2022 (“2022 proxy statement”);
•	our executive officers is reported in Part I of this Form 10-K;
•	our Financial Code of Ethics is posted on our website, www.SpireEnergy.com, under Investors/Governance/Governance documents (http://investors.spireenergy.com/governance/governance-documents); and
•	our Audit Committee, our Audit Committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2022 proxy statement under the heading “Governance.”

In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our Audit, Compensation and Corporate Governance Committees are available under “Governance documents” on our website, as indicated above, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2022 proxy statement under the headings “Directors’ compensation” and “Executive compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about:

•	security ownership of certain beneficial owners and management and
•	aggregate information regarding the Company’s equity compensation plan is incorporated by reference from the discussion in our 2022 proxy statement under “Beneficial ownership of Spire stock.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:

•	our policy and procedures for related party transactions and
•	the independence of our directors

is included in our 2022 proxy statement under “Governance” and is incorporated by reference. There were no related party transactions in fiscal 2022.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2022 proxy statement under “Fees of independent registered public accountant” and “Governance,” respectively.

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
4.01*[3]

Mortgage and Deed of Trust, dated as of February 1, 1945, between Laclede Gas Company and Mississippi Valley Trust Company; filed as Exhibit 4.10 to the Company's Registration Statement on Form S-3 (No. 333-264799) on May 9, 2022.

4.02*[3]

Fourteenth Supplemental Indenture, dated as of October 26, 1976, between Laclede Gas and Mercantile Trust Company National Association; filed as Exhibit 4.11 to the Company's Registration Statement on Form S-3 (No. 333-264799) on May 9, 2022.

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

4.05*[3]

Twenty-Fourth Supplemental Indenture, dated as of June 1, 1999, between Laclede Gas and State Street Bank and Trust Company of Missouri, N.A., as trustee; filed as Exhibit 4.01 to Laclede Gas’ Current Report on Form 8-K on June 4, 1999.

4.06*[3]

Twenty-Fifth Supplemental Indenture, dated as of September 15, 2000, between Laclede Gas and State Street Bank and Trust Company of Missouri, as trustee; filed as Exhibit 4.01 to Laclede Gas’ Current Report on Form 8-K on September 29, 2000.

4.07*[3]

Laclede Gas’ Board of Directors’ Resolutions dated March 27, 2003, updating authority delegated pursuant to August 28, 1986 Laclede Gas resolutions; filed as Exhibit 4.19(a) to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Exhibit Number	Description
4.08*[3]

Twenty-Eighth Supplemental Indenture, dated as of April 15, 2004, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.02 to Laclede Gas’ Current Report on Form 8-K on April 28, 2004.

4.09*[3]

Twenty-Ninth Supplemental Indenture, dated as of June 1, 2006, between Laclede Gas and UMB Bank and Trust, N.A., as trustee; filed as Exhibit 4.1 to Laclede Gas’ Current Report on Form 8-K on June 9, 2006.

4.10*[2]

Officers’ Certificate, dated January 16, 2007, pursuant to Section 301 of the Alagasco 1993 Indenture setting forth the terms of the 5.90 percent Notes due January 15, 2037; filed as Exhibit 4.2 to Alagasco’s Current Report on Form 8-K on January 16, 2007.

4.11*

Note Purchase Agreement, dated August 3, 2012, by and among the Company and the Purchasers listed in Schedule A thereto; filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

4.12*[3]

Thirty-First Supplemental Indenture, dated as of March 15, 2013, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to Laclede Gas’ Form 10-Q for the quarter ended March 31, 2013.

4.13*[3]

Thirty-Second Supplemental Indenture, dated as of August 13, 2013, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to Laclede Gas’ Current Report on Form 8-K on August 13, 2013.

4.14*	Indenture, dated as of August 19, 2014, between the Company and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 19, 2014.
4.15*

First Supplemental Indenture, dated as of August 19, 2014, between the Company and UMB Bank & Trust, N.A., as trustee (including Form of Floating Rate Senior Notes due 2017, Form of 2.55% Senior Notes due 2019 and Form of 4.70% Senior Notes due 2044); filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on August 19, 2014.

4.16*[2]

Master Note Purchase Agreement, dated as of June 5, 2015, among Alagasco and certain institutional purchasers; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

4.17*

Second Supplemental Indenture, dated as of February 27, 2017, between Spire Inc. and UMB Bank & Trust, N.A., as Trustee (including Form of 3.543% Senior Notes due 2024); filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 27, 2017.

4.18*

Master Note Purchase Agreement dated June 20, 2016, among Spire Inc. and certain institutional purchasers party thereto; filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

4.19*

First Supplement to Master Note Purchase Agreement dated as of March 15, 2017, among Spire Inc. and certain institutional purchasers party thereto; filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

4.20*[3]

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

4.22*

Second Supplement to Master Note Purchase Agreement, dated as of January 15, 2019, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K on January 22, 2019.

Exhibit Number	Description
4.23*

Deposit Agreement, dated as of May 21, 2019, among the Company, Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts described therein; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 21, 2019.

4.24*	Form of depositary receipt representing the Depositary Shares; filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 21, 2019.
4.25*	Form of Certificate representing the Series A Preferred Stock; filed as Exhibit A to Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 21, 2019.
4.26*

Thirty-Third Supplemental Indenture, dated as of September 15, 2017, between Spire Missouri Inc. and UMB Bank & Trust, N.A., as trustee, filed as Exhibit 4.28 to Spire Missouri’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

4.27*

Thirty-Fourth Supplemental Indenture, dated as of November 12, 2019, between Spire Missouri Inc. and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to Spire Missouri’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.

4.28*

Third Supplement to Master Note Purchase Agreement, dated as of December 2, 2019, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K on December 4, 2019.

4.29*

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934; filed as Exhibit 4.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

4.30*

Fourth Supplement to Master Note Purchase Agreement, dated as of December 15, 2020, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K on December 18, 2020.

4.31*

Indenture (For Unsecured Debt Securities), dated as of February 16, 2021, between the Company and U.S. Bank National Association, as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on February 16, 2021.

4.32*

First Supplemental Indenture, dated as of February 16, 2021, between the Company and U.S. Bank National Association, as trustee; filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 16, 2021.

4.33*	Form of Series A 0.75% Remarketable Senior Note due 2026; included in Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.34*

Purchase Contract and Pledge Agreement, dated as of February 16, 2021, between the Company and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary; filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.

4.35*	Form of Remarketing Agreement; included in Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.36*	Form of Corporate Unit; included in Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.37*	Form of Treasury Unit; included in Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.38*

Thirty-Fifth Supplemental Indenture, dated as of May 20, 2021, between Spire Missouri and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 20, 2021.

4.39*	Form of 3.300% Series First Mortgage Bonds due 2051; included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 20, 2021.
4.40*

Thirty-Sixth Supplemental Indenture, dated as of December 7, 2021, between Spire Missouri and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 7, 2021.

4.41*	Form of First Mortgage Bonds, Floating Rate Series due 2024; included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 7, 2021.
4.42*

Thirty-Seventh Supplemental Indenture, dated as of May 2, 2022, between Spire Missouri and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

4.43*

Fifth Supplement to Master Note Purchase Agreement, dated as of October 13, 2022, between Spire Alabama Inc. and certain institutional investors, filed as Exhibit 4.1 to the Company’s and Spire Alabama's Current Report on Form 8-K on October 19, 2022.

Exhibit Number	Description
10.01*†[3]	Form of Indemnification Agreement between Laclede Gas and its Directors and Officers; filed as Exhibit 10.13 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
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
10.08*[3]

Automated Meter Reading Services Agreement with Amendment dated as of July 1, 2017, between Landis+Gyr Technology, Inc., formerly known as Cellnet Technology, Inc., and Laclede Gas Company; filed as Exhibit 10.08 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Exhibit Number	Description
10.20*	Lease Agreement, dated January 21, 2014, between the Company, as Tenant, and Market 700, LLC, as Landlord; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 27, 2014.
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

10.39*

Amended and Restated Loan Agreement, dated July 22, 2022, among Spire Inc., Spire Missouri Inc., Spire Alabama Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto as Banks; filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on July 28, 2022.

10.40*	Equity Distribution Agreement of the Company, dated as of February 6, ,2019; filed as Exhibit 1.1 to the Company's Current Report on Form 8-K on February 6, 2019.
10.41*	Letter Agreement to the Equity Distribution Agreement of the Company, dated as of May 14, 2019; filed as Exhibit 1.1 to the Company's Current Report on Form 8-K on May 14, 2019.
10.42*	Second Letter Agreement to the Equity Distribution Agreement of the Company, dated as of May 10, 2022, dated as of May 9, 2022; filed as Exhibit 1.1 to the Company's Current Report on Form 8-K on May 10, 2022.
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm of the Company.
23.2	Consent of Independent Registered Public Accounting Firm of Spire Missouri Inc.
23.3	Consent of Independent Registered Public Accounting Firm of Spire Alabama Inc.
31.1	Certifications under Rule 13a-14(a) of the CEO and CFO of the Company.
31.2	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Missouri Inc.
31.3	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Alabama Inc.
32.1	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of the Company.
32.2	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Missouri Inc.
32.3	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Annual Report on Form 10-K for the fiscal year ended September 30, 2022, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements listed on the first page of Item 8.

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

Spire Inc.

Date	November 16, 2022	By	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 16, 2022	/s/ Suzanne Sitherwood	Director, President and Chief Executive Officer
	Suzanne Sitherwood	(Principal Executive Officer)

November 16, 2022	/s/ Steven P. Rasche	Executive Vice President and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 16, 2022	/s/ Edward L. Glotzbach	Chairman of the Board
Edward L. Glotzbach

November 16, 2022	/s/ Mark A. Borer	Director
Mark A. Borer

November 16, 2022	/s/ Maria V. Fogarty	Director
Maria V. Fogarty

November 16, 2022	/s/ Carrie J. Hightman	Director
Carrie J. Hightman

November 16, 2022	/s/ Rob L. Jones	Director
Rob L. Jones

November 16, 2022	/s/ Brenda D. Newberry	Director
Brenda D. Newberry

November 16, 2022	/s/ Stephen S. Schwartz	Director
Stephen S. Schwartz

November 16, 2022	/s/ John P. Stupp Jr.	Director
John P. Stupp Jr.

November 16, 2022	/s/ Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Missouri Inc.

Date	November 16, 2022	By	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 16, 2022	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 16, 2022	/s/ Steven L. Lindsey	Director and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 16, 2022	/s/ Adam W. Woodard	Chief Financial Officer and Treasurer
	Adam W. Woodard	(Principal Financial Officer)

November 16, 2022	/s/ Timothy W. Krick	Controller and Chief Accounting Officer
	Timothy W. Krick	(Principal Accounting Officer)

November 16, 2022	/s/ Scott B. Carter	Director and President
Scott B. Carter

November 16, 2022	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 16, 2022	/s/ Steven P. Rasche	Director
Steven P. Rasche

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Alabama Inc.

Date	November 16, 2022	By	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 16, 2022	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 16, 2022	/s/ Steven L. Lindsey	Director and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 16, 2022	/s/ Adam W. Woodard	Chief Financial Officer and Treasurer
	Adam W. Woodard	(Principal Financial Officer)

November 16, 2022	/s/ Timothy W. Krick	Chief Accounting Officer
	Timothy W. Krick	(Principal Accounting Officer)

November 16, 2022	/s/ Scott B. Carter	Director
Scott B. Carter

November 16, 2022	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 16, 2022	/s/ Joseph B. Hampton	Director and President
Joseph B. Hampton

November 16, 2022	/s/ Steven P. Rasche	Director
Steven P. Rasche