Form 10-Q
period 2022-12-31
SPIRE INC
filed 2023-02-01
CIK 1126956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of January 27, 2023, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	52,546,143
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	25,325
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

APSC	Alabama Public Service Commission	PGA	Purchased Gas Adjustment

ASC	Accounting Standards Codification	RSE	Rate Stabilization and Equalization

Company	Spire and its subsidiaries unless the context suggests otherwise	SEC	U.S. Securities and Exchange Commission

Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	Spire	Spire Inc.

FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.

FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi

GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.

Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Marketing	Spire Marketing Inc.

Gas Utility	Segment including the operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.

GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.

ISRS	Infrastructure System Replacement Surcharge	Spire STL Pipeline	Spire STL Pipeline LLC, or the 65-mile FERC-regulated pipeline it constructed and operates to deliver natural gas into eastern Missouri

Midstream	Segment including Spire Storage and Spire STL Pipeline	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC

MoPSC	Missouri Public Service Commission	U.S.	United States

MSPSC	Mississippi Public Service Commission	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth

O&M	Operation and maintenance expense

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri”) and Spire Alabama Inc. (“Spire Alabama”) — without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrants’ combined Form 10-K for the fiscal year ended September 30, 2022.

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions, except per share amounts)	2022	2021
Operating Revenues	$814.0	$555.4
Operating Expenses:
Natural gas	419.2	249.2
Operation and maintenance	132.1	116.4
Depreciation and amortization	62.1	56.9
Taxes, other than income taxes	50.4	37.6
Total Operating Expenses	663.8	460.1
Operating Income	150.2	95.3
Interest Expense, Net	43.6	28.6
Other Income, Net	6.0	7.4
Income Before Income Taxes	112.6	74.1
Income Tax Expense	21.6	18.4
Net Income	91.0	55.7
Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Net Income Available to Common Shareholders	$87.2	$51.9

Weighted Average Number of Common Shares Outstanding:
Basic	52.4	51.6
Diluted	52.6	51.7
Basic Earnings Per Common Share	$1.66	$1.01
Diluted Earnings Per Common Share	$1.66	$1.01

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2022	2021
Net Income	$91.0	$55.7
Other Comprehensive Loss, Before Tax:
Cash flow hedging derivative instruments:
Net hedging loss arising during the period	(3.0)	(4.8)
Amounts reclassified into net income	(0.3)	(0.3)
Net loss on cash flow hedging derivative instruments	(3.3)	(5.1)
Net gain on defined benefit pension and other postretirement plans	0.1	0.1
Net unrealized loss on available for sale securities	—	(0.1)
Other Comprehensive Loss, Before Tax	(3.2)	(5.1)
Income Tax Benefit Related to Items of Other Comprehensive Loss	(0.8)	(1.2)
Other Comprehensive Loss, Net of Tax	(2.4)	(3.9)
Comprehensive Income	$88.6	$51.8

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2022	2022	2021
ASSETS
Utility Plant	$7,769.4	$7,664.9	$7,329.2
Less: Accumulated depreciation and amortization	2,326.5	2,294.5	2,204.4
Net Utility Plant	5,442.9	5,370.4	5,124.8
Non-utility Property (net of accumulated depreciation and amortization of $55.6, $50.7 and $36.7 at December 31, 2022, September 30, 2022, and December 31, 2021, respectively)	508.9	491.4	474.2
Other Investments	93.5	87.8	90.4
Total Other Property and Investments	602.4	579.2	564.6
Current Assets:
Cash and cash equivalents	4.8	6.5	8.2
Accounts receivable:
Utility	479.4	210.8	476.2
Other	334.7	443.8	304.2
Allowance for credit losses	(34.5)	(31.9)	(31.4)
Delayed customer billings	26.7	21.3	11.4
Inventories:
Natural gas	320.0	371.8	284.8
Propane gas	8.6	8.6	8.7
Materials and supplies	44.1	41.9	32.1
Regulatory assets	269.1	355.4	265.7
Prepayments	31.6	41.1	25.5
Other	145.2	122.7	49.9
Total Current Assets	1,629.7	1,592.0	1,435.3
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,220.7	1,112.4	1,089.9
Other	260.4	258.1	264.3
Total Deferred Charges and Other Assets	2,652.7	2,542.1	2,525.8
Total Assets	$10,327.7	$10,083.7	$9,650.5

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2022	2022	2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at December 31, 2022, September 30, 2022, and December 31, 2021)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 52.5 million, 52.5 million, and 51.7 million shares issued and outstanding at December 31, 2022, September 30, 2022, and December 31, 2021, respectively)	52.5	52.5	51.7
Paid-in capital	1,571.8	1,571.3	1,516.9
Retained earnings	953.0	905.5	859.5
Accumulated other comprehensive income (loss)	44.8	47.2	(0.3)
Total Shareholders' Equity	2,864.1	2,818.5	2,669.8
Temporary equity	16.2	13.1	9.8
Long-term debt (less current portion)	3,156.3	2,958.5	3,206.8
Total Capitalization	6,036.6	5,790.1	5,886.4
Current Liabilities:
Current portion of long-term debt	256.6	281.2	31.2
Notes payable	1,227.0	1,037.5	846.0
Accounts payable	506.8	617.4	427.5
Advance customer billings	16.9	18.7	31.3
Wages and compensation accrued	30.6	50.2	29.9
Customer deposits	28.8	28.2	29.4
Taxes accrued	57.6	90.1	47.2
Regulatory liabilities	3.7	3.7	4.1
Other	276.7	226.6	274.1
Total Current Liabilities	2,404.7	2,353.6	1,720.7
Deferred Credits and Other Liabilities:
Deferred income taxes	699.4	675.1	615.6
Pension and postretirement benefit costs	159.3	163.0	222.5
Asset retirement obligations	526.2	520.9	524.8
Regulatory liabilities	344.9	418.2	531.8
Other	156.6	162.8	148.7
Total Deferred Credits and Other Liabilities	1,886.4	1,940.0	2,043.4
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$10,327.7	$10,083.7	$9,650.5

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2022:
Balance at September 30, 2022	52,494,543	$52.5	$242.0	$1,571.3	$905.5	$47.2	$2,818.5
Net income	—	—	—	—	91.0	—	91.0
Dividend reinvestment plan	5,700	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.4	—	—	1.4
Stock issued under stock-based compensation plans	58,678	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(17,225)	—	—	(1.3)	—	—	(1.3)
Temporary equity adjustment to redemption value	—	—	—	—	(1.7)	—	(1.7)
Dividends declared:
Common stock ($0.72 per share)	—	—	—	—	(38.1)	—	(38.1)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(2.4)	(2.4)
Balance at December 31, 2022	52,541,696	$52.5	$242.0	$1,571.8	$953.0	$44.8	$2,864.1

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2021:
Balance at September 30, 2021	51,684,883	51.7	242.0	1,517.9	843.0	3.6	2,658.2
Net income	—	—	—	—	55.7	—	55.7
Dividend reinvestment plan	6,233	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	0.3	—	—	0.3
Stock issued under stock-based compensation plans	77,976	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(26,611)	—	—	(1.7)	—	—	(1.7)
Temporary equity adjustment to redemption value	—	—	—	—	0.1	—	0.1
Dividends declared:
Common stock ($0.685 per share)	—	—	—	—	(35.6)	—	(35.6)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(3.9)	(3.9)
Balance at December 31, 2021	51,742,481	$51.7	$242.0	$1,516.9	$859.5	$(0.3)	$2,669.8

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2022	2021
Operating Activities:
Net Income	$91.0	$55.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	62.1	56.9
Deferred income taxes and investment tax credits	21.6	18.4
Changes in assets and liabilities:
Accounts receivable	(156.9)	(152.8)
Inventories	49.7	(20.5)
Regulatory assets and liabilities	(90.1)	(187.3)
Accounts payable	(96.7)	42.9
Delayed/advance customer billings, net	(7.2)	(2.9)
Taxes accrued	(32.1)	(31.4)
Other assets and liabilities	(15.6)	(9.6)
Other	3.4	0.7
Net cash used in operating activities	(170.8)	(229.9)
Investing Activities:
Capital expenditures	(154.8)	(145.7)
Other	3.1	2.6
Net cash used in investing activities	(151.7)	(143.1)
Financing Activities:
Issuance of long-term debt	205.0	300.0
Repayment of long-term debt	(31.2)	(55.8)
Issuance of short-term debt, net	189.5	174.0
Issuance of common stock	0.4	0.4
Dividends paid on common stock	(36.3)	(34.6)
Dividends paid on preferred stock	(3.7)	(3.7)
Other	(2.7)	(3.4)
Net cash provided by financing activities	321.0	376.9
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(1.5)	3.9
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	20.5	11.3
Cash, Cash Equivalents, and Restricted Cash at End of Period	$19.0	$15.2

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(36.9)	$(23.3)
Income taxes	(0.3)	(0.2)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2022	2021
Operating Revenues	$541.2	$347.9
Operating Expenses:
Natural gas	316.7	156.3
Operation and maintenance	77.1	66.3
Depreciation and amortization	38.6	34.2
Taxes, other than income taxes	36.4	25.7
Total Operating Expenses	468.8	282.5
Operating Income	72.4	65.4
Interest Expense, Net	22.0	14.5
Other Income, Net	5.0	5.9
Income Before Income Taxes	55.4	56.8
Income Tax Expense	8.1	11.5
Net Income	47.3	45.3
Other Comprehensive Income, Net of Tax	0.1	0.1
Comprehensive Income	$47.4	$45.4

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2022	2022	2021
ASSETS
Utility Plant	$4,632.6	$4,550.4	$4,347.8
Less: Accumulated depreciation and amortization	1,003.4	982.1	927.4
Net Utility Plant	3,629.2	3,568.3	3,420.4
Other Property and Investments	66.5	58.9	68.9
Current Assets:
Accounts receivable:
Utility	357.2	131.5	377.4
Associated companies	5.8	3.7	3.7
Other	28.6	44.5	36.3
Allowance for credit losses	(28.2)	(24.9)	(23.8)
Delayed customer billings	21.5	16.1	4.7
Inventories:
Natural gas	189.9	215.3	186.6
Propane gas	8.6	8.6	8.7
Materials and supplies	23.0	22.0	16.2
Regulatory assets	191.2	288.1	236.9
Prepayments	15.8	23.3	18.4
Total Current Assets	813.4	728.2	865.1
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	634.7	547.6	560.5
Other	106.0	105.0	126.2
Total Deferred Charges and Other Assets	950.9	862.8	896.9
Total Assets	$5,460.0	$5,218.2	$5,251.3

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2022	2022	2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 25,325, 25,325, and 24,577 shares issued and outstanding at December 31, 2022, September 30, 2022, and December 31, 2021, respectively)	$816.2	$816.2	$765.1
Retained earnings	979.2	931.9	862.3
Accumulated other comprehensive loss	(2.6)	(2.7)	(4.1)
Total Shareholder's Equity	1,792.8	1,745.4	1,623.3
Long-term debt (less current portion)	1,388.1	1,387.7	1,637.0
Total Capitalization	3,180.9	3,133.1	3,260.3
Current Liabilities:
Current portion of long-term debt	250.0	250.0	—
Notes payable	—	—	250.0
Notes payable – associated companies	651.2	445.3	180.4
Accounts payable	166.6	119.0	117.0
Accounts payable – associated companies	20.1	13.3	11.6
Advance customer billings	5.3	7.0	20.0
Wages and compensation accrued	21.5	33.8	21.0
Customer deposits	6.3	6.5	8.0
Taxes accrued	24.3	50.4	15.4
Regulatory liabilities	—	—	0.2
Other	92.9	45.6	89.2
Total Current Liabilities	1,238.2	970.9	712.8
Deferred Credits and Other Liabilities:
Deferred income taxes	512.4	500.1	477.5
Pension and postretirement benefit costs	101.9	115.5	147.9
Asset retirement obligations	111.7	110.6	144.8
Regulatory liabilities	259.0	331.8	447.2
Other	55.9	56.2	60.8
Total Deferred Credits and Other Liabilities	1,040.9	1,114.2	1,278.2
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$5,460.0	$5,218.2	$5,251.3

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2022:
Balance at September 30, 2022	25,325	$0.1	$816.1	$931.9	$(2.7)	$1,745.4
Net Income	—	—	—	47.3	—	47.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2022	25,325	$0.1	$816.1	$979.2	$(2.6)	$1,792.8

Three Months Ended December 31, 2021:
Balance at September 30, 2021	24,577	$0.1	$765.0	$817.0	$(4.2)	$1,577.9
Net income	—	—	—	45.3	—	45.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2021	24,577	$0.1	$765.0	$862.3	$(4.1)	$1,623.3

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2022	2021
Operating Activities:
Net Income	$47.3	$45.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38.6	34.2
Deferred income taxes and investment tax credits	8.1	11.5
Changes in assets and liabilities:
Accounts receivable	(208.5)	(74.9)
Inventories	24.4	(11.1)
Regulatory assets and liabilities	(61.5)	(161.3)
Accounts payable	66.4	38.3
Delayed/advance customer billings, net	(7.1)	(2.0)
Taxes accrued	(26.2)	(25.8)
Other assets and liabilities	13.2	3.8
Other	0.4	0.2
Net cash used in operating activities	(104.9)	(141.8)
Investing Activities:
Capital expenditures	(102.0)	(96.3)
Other	1.0	0.4
Net cash used in investing activities	(101.0)	(95.9)
Financing Activities:
Issuance of long-term debt	—	300.0
Borrowings from (repayments to) Spire, net	205.9	(60.6)
Other	—	(1.7)
Net cash provided by financing activities	205.9	237.7
Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(21.0)	$(15.3)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2022	2021
Operating Revenues	$152.4	$126.6
Operating Expenses:
Natural gas	69.4	45.5
Operation and maintenance	35.1	34.5
Depreciation and amortization	17.0	16.5
Taxes, other than income taxes	10.6	9.0
Total Operating Expenses	132.1	105.5
Operating Income	20.3	21.1
Interest Expense, Net	8.3	5.1
Other Income, Net	0.4	0.4
Income Before Income Taxes	12.4	16.4
Income Tax Expense	3.2	4.2
Net Income	$9.2	$12.2

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2022	2022	2021
ASSETS
Utility Plant	$2,755.8	$2,732.6	$2,604.8
Less: Accumulated depreciation and amortization	1,196.5	1,184.1	1,137.9
Net Utility Plant	1,559.3	1,548.5	1,466.9
Current Assets:
Cash and cash equivalents	—	2.4	—
Accounts receivable:
Utility	100.2	69.9	84.6
Associated companies	0.8	1.3	1.3
Other	5.4	6.5	7.5
Allowance for credit losses	(5.5)	(6.3)	(6.7)
Delayed customer billings	4.8	4.8	6.5
Inventories:
Natural gas	66.1	72.5	44.7
Materials and supplies	17.2	16.3	12.8
Regulatory assets	67.3	56.9	14.6
Prepayments	4.1	5.8	3.6
Total Current Assets	260.4	230.1	168.9
Deferred Charges and Other Assets:
Regulatory assets	560.4	538.2	501.7
Deferred income taxes	7.8	11.0	30.0
Other	81.7	81.3	63.2
Total Deferred Charges and Other Assets	649.9	630.5	594.9
Total Assets	$2,469.6	$2,409.1	$2,230.7

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2022	2022	2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$305.4	$316.9	$322.9
Retained earnings	595.3	589.1	556.8
Total Shareholder's Equity	900.7	906.0	879.7
Long-term debt	745.6	571.5	571.3
Total Capitalization	1,646.3	1,477.5	1,451.0
Current Liabilities:
Notes payable – associated companies	145.8	260.9	173.7
Accounts payable	87.1	85.6	58.1
Accounts payable – associated companies	4.0	4.4	3.6
Advance customer billings	9.7	9.9	10.2
Wages and compensation accrued	3.2	7.6	4.1
Customer deposits	19.7	19.0	18.8
Taxes accrued	28.8	31.3	27.3
Regulatory liabilities	—	—	0.8
Other	20.7	22.4	19.4
Total Current Liabilities	319.0	441.1	316.0
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	51.4	40.5	65.1
Asset retirement obligations	402.8	398.7	366.4
Regulatory liabilities	22.2	23.0	25.3
Other	27.9	28.3	6.9
Total Deferred Credits and Other Liabilities	504.3	490.5	463.7
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$2,469.6	$2,409.1	$2,230.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended December 31, 2022:
Balance at September 30, 2022	1,972,052	$—	$316.9	$589.1	$906.0
Net income	—	—	—	9.2	9.2
Return of capital to Spire	—	—	(11.5)	—	(11.5)
Dividends declared	—	—	—	(3.0)	(3.0)
Balance at December 31, 2022	1,972,052	$—	$305.4	$595.3	$900.7

Three Months Ended December 31, 2021:
Balance at September 30, 2021	1,972,052	$—	$328.9	$552.6	$881.5
Net income	—	—	—	12.2	12.2
Return of capital to Spire	—	—	(6.0)	—	(6.0)
Dividends declared	—	—	—	(8.0)	(8.0)
Balance at December 31, 2021	1,972,052	$—	$322.9	$556.8	$879.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2022	2021
Operating Activities:
Net Income	$9.2	$12.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17.0	16.5
Deferred income taxes and investment tax credits	3.2	4.2
Changes in assets and liabilities:
Accounts receivable	(29.5)	(36.5)
Inventories	5.6	(11.1)
Regulatory assets and liabilities	(29.7)	(21.4)
Accounts payable	10.9	15.8
Delayed/advance customer billings	(0.1)	(0.9)
Taxes accrued	(2.5)	(3.2)
Other assets and liabilities	15.1	(2.0)
Other	0.1	(0.2)
Net cash used in operating activities	(0.7)	(26.6)
Investing Activities:
Capital expenditures	(38.2)	(34.7)
Other	0.1	0.6
Net cash used in investing activities	(38.1)	(34.1)
Financing Activities:
Issuance of long-term debt	175.0	—
Repayment of long-term debt	—	(50.0)
(Repayments to) borrowings from Spire, net	(115.1)	124.7
Return of capital to Spire	(11.5)	(6.0)
Dividends paid	(11.0)	(8.0)
Other	(1.0)	—
Net cash provided by financing activities	36.4	60.7
Net Decrease in Cash and Cash Equivalents	(2.4)	—
Cash and Cash Equivalents at Beginning of Period	2.4	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(5.8)	$(5.2)
Income taxes	—	—

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Spire, Spire Missouri and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Certain information is presented by reportable segment, as described below. Effective during the first quarter of fiscal 2023, the Company changed its reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. Specifically, Midstream, which was formerly included in Other is now reported separately. The Company's historical segment disclosures have been recast to be consistent with the current presentation.

NATURE OF OPERATIONS – Spire has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: Spire Missouri, serving St. Louis, Kansas City, and other areas in Missouri; Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving the Mobile, Alabama area and south-central Mississippi. The Gas Marketing segment includes Spire’s largest gas-related business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services throughout the United States (U.S.). The Midstream segment includes Spire Storage and Spire STL Pipeline, which are subsidiaries engaged in the storage and transportation of natural gas. The activities of the Company’s other subsidiaries are reported as Other and are described in Note 9, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.

Nearly all the Company’s earnings are derived from its Gas Utility segment. Due to the seasonal nature of the Utilities’ business and the volumetric Spire Missouri rate design, earnings are typically concentrated during the heating season of November through April each fiscal year. As a result, the interim statements of income for Spire, Spire Missouri and Spire Alabama are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year.

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

	Three Months Ended December 31,
	2022	2021
Spire Missouri
Purchases of natural gas from Spire Marketing Inc.	$28.5	$18.2
Transportation services received from Spire STL Pipeline LLC	8.1	8.1
Spire Alabama
Purchases of natural gas from Spire Marketing Inc.	$1.1	$—

RESTRICTED CASH – In Spire’s statement of cash flows for the period ended December 31, 2022, total Cash, Cash Equivalents, and Restricted Cash included $14.2 and $14.0 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of December 31, 2022 and September 30, 2022, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in a trust account based on collateral requirements for reinsurance at Spire’s risk management company.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	December 31,	September 30,	December 31,
	2022	2022	2021
Spire	$63.1	$77.8	$33.5
Spire Missouri	32.8	45.6	27.2
Spire Alabama	9.4	19.2	1.2

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

	Spire		Spire Missouri		Spire Alabama
Three Months Ended December 31,	2022	2021	2022	2021	2022	2021
Allowance at beginning of period	$31.9	$30.3	$24.9	$22.6	$6.3	$6.6
Provision for expected credit losses	4.1	1.5	3.8	2.1	0.2	(0.5)
Write-offs, net of recoveries	(1.5)	(0.4)	(0.5)	(0.9)	(1.0)	0.6
Allowance at end of period	$34.5	$31.4	$28.2	$23.8	$5.5	$6.7

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended December 31,
	2022	2021
Spire
Gas Utility:
Residential	$518.0	$342.0
Commercial and industrial	170.6	103.8
Transportation	30.9	31.2
Off-system and other incentive	7.6	4.8
Other customer revenue	4.4	3.6
Total revenue from contracts with customers	731.5	485.4
Changes in accrued revenue under alternative revenue programs	1.5	18.1
Total Gas Utility operating revenues	733.0	503.5
Gas Marketing	74.1	47.9
Midstream	15.2	12.9
Other	4.0	3.7
Total before eliminations	826.3	568.0
Intersegment eliminations (see Note 9, Information by Operating Segment)	(12.3)	(12.6)
Total Operating Revenues	$814.0	$555.4

Spire Missouri
Residential	$400.6	$247.1
Commercial and industrial	122.9	68.2
Transportation	9.1	9.2
Off-system and other incentive	5.1	4.5
Other customer revenue	2.0	2.3
Total revenue from contracts with customers	539.7	331.3
Changes in accrued revenue under alternative revenue programs	1.5	16.6
Total Operating Revenues	$541.2	$347.9

Spire Alabama
Residential	$96.3	$80.1
Commercial and industrial	33.6	26.0
Transportation	19.3	19.4
Off-system and other incentive	2.4	0.4
Other customer revenue	1.2	0.8
Total revenue from contracts with customers	152.8	126.7
Changes in accrued revenue under alternative revenue programs	(0.4)	(0.1)
Total Operating Revenues	$152.4	$126.6

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended December 31,
	2022	2021
Spire	$30.4	$21.9
Spire Missouri	22.1	14.9
Spire Alabama	6.8	5.7

3. EARNINGS PER COMMON SHARE

	Three Months Ended December 31,
	2022	2021
Basic Earnings Per Common Share:
Net Income	$91.0	$55.7
Less: Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$87.2	$51.9
Weighted Average Common Shares Outstanding (in millions)	52.4	51.6
Basic Earnings Per Common Share	$1.66	$1.01

Diluted Earnings Per Common Share:
Net Income	$91.0	$55.7
Less: Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$87.2	$51.9
Weighted Average Common Shares Outstanding (in millions)	52.4	51.6
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.2	0.1
Weighted Average Diluted Common Shares (in millions)	52.6	51.7
Diluted Earnings Per Common Share	$1.66	$1.01

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to stock units subject to performance or market conditions and restricted stock, which could have a dilutive effect in the future	0.2	0.2

4. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of December 31, 2022, September 30, 2022, and December 31, 2021.

	December 31,	September 30,	December 31,
Spire	2022	2022	2021
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$238.9	$322.2	$242.4
Other	30.2	33.2	23.3
Total Current Regulatory Assets	269.1	355.4	265.7
Noncurrent:
Pension and postretirement benefit costs	277.3	294.5	335.9
Cost of removal	506.1	493.7	444.5
Future income taxes due from customers	138.6	137.8	135.5
Energy efficiency	59.1	57.2	52.0
Unamortized purchased gas adjustments	107.9	—	27.3
Other	131.7	129.2	94.7
Total Noncurrent Regulatory Assets	1,220.7	1,112.4	1,089.9
Total Regulatory Assets	$1,489.8	$1,467.8	$1,355.6
Regulatory Liabilities:
Current:
Other	$3.7	$3.7	$4.1
Total Current Regulatory Liabilities	3.7	3.7	4.1
Noncurrent:
Deferred taxes due to customers	140.9	145.3	155.5
Pension and postretirement benefit costs	156.6	172.6	172.2
Accrued cost of removal	33.7	32.9	35.3
Unamortized purchased gas adjustments	—	53.0	155.0
Other	13.7	14.4	13.8
Total Noncurrent Regulatory Liabilities	344.9	418.2	531.8
Total Regulatory Liabilities	$348.6	$421.9	$535.9

	December 31,	September 30,	December 31,
Spire Missouri	2022	2022	2021
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$181.2	$275.1	$235.2
Other	10.0	13.0	1.7
Total Current Regulatory Assets	191.2	288.1	236.9
Noncurrent:
Future income taxes due from customers	130.1	129.2	126.9
Pension and postretirement benefit costs	197.4	222.9	241.6
Energy efficiency	59.1	57.2	52.0
Unamortized purchased gas adjustments	107.9	—	27.3
Cost of removal	23.9	25.2	34.9
Other	116.3	113.1	77.8
Total Noncurrent Regulatory Assets	634.7	547.6	560.5
Total Regulatory Assets	$825.9	$835.7	$797.4
Regulatory Liabilities:
Current:
Other	$—	$—	$0.2
Total Current Regulatory Liabilities	—	—	0.2
Noncurrent:
Deferred taxes due to customers	124.6	127.9	138.2
Pension and postretirement benefit costs	127.4	143.6	142.6
Accrued cost of removal	—	—	3.3
Unamortized purchased gas adjustments	—	53.0	155.0
Other	7.0	7.3	8.1
Total Noncurrent Regulatory Liabilities	259.0	331.8	447.2
Total Regulatory Liabilities	$259.0	$331.8	$447.4

	December 31,	September 30,	December 31,
Spire Alabama	2022	2022	2021
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$54.5	$43.8	$4.1
Other	12.8	13.1	10.5
Total Current Regulatory Assets	67.3	56.9	14.6
Noncurrent:
Future income taxes due from customers	2.1	2.2	2.2
Pension and postretirement benefit costs	75.1	66.5	88.7
Cost of removal	482.2	468.5	409.6
Other	1.0	1.0	1.2
Total Noncurrent Regulatory Assets	560.4	538.2	501.7
Total Regulatory Assets	$627.7	$595.1	$516.3
Regulatory Liabilities:
Current:
Other	$—	$—	$0.8
Total Current Regulatory Liabilities	—	—	0.8
Noncurrent:
Pension and postretirement benefit costs	18.7	19.4	21.6
Other	3.5	3.6	3.7
Total Noncurrent Regulatory Liabilities	22.2	23.0	25.3
Total Regulatory Liabilities	$22.2	$23.0	$26.1

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	December 31,	September 30,	December 31,
	2022	2022	2021
Spire
Pension and postretirement benefit costs	$127.0	$152.9	$163.4
Future income taxes due from customers	136.4	135.6	133.3
Unamortized purchased gas adjustments	289.1	275.1	262.5
Other	122.9	122.7	107.4
Total Regulatory Assets Not Earning a Return	$675.4	$686.3	$666.6

Spire Missouri
Pension and postretirement benefit costs	$127.0	$152.9	$163.4
Future income taxes due from customers	130.1	129.2	126.9
Unamortized purchased gas adjustments	289.1	275.1	262.5
Other	122.9	122.7	107.4
Total Regulatory Assets Not Earning a Return	$669.1	$679.9	$660.2

Like all the Company’s regulatory assets, these regulatory assets as of December 31, 2022 are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is less than two years. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term, up to 35 years. Spire Alabama does not have any regulatory assets that are not earning a return.

Spire Missouri

In mid- February 2021, the central U.S. experienced a period of unusually severe cold weather (“Winter Storm Uri”), and Spire Missouri implemented an Operational Flow Order (OFO) to preserve the integrity of its distribution system. During this time, Spire Missouri was required to purchase additional natural gas supply, both to ensure adequate supply for its firm utility customers, and to cover the shortfall created when third-party marketers failed to deliver natural gas supply to its city gates on behalf of their customers. In accordance with its MoPSC-approved OFO tariff, Spire Missouri invoiced the cost of gas and associated penalties totaling $195.8 to non-compliant marketers and recorded accounts receivable. Recoveries collected are an offset to cost of natural gas for firm utility customers through the Purchased Gas Adjustment (PGA) and Actual Cost Adjustment (ACA), so are net income neutral to Spire Missouri. The three largest counterparties did not remit payment when due, so Spire Missouri filed suit against them in federal court to recover the invoiced amounts. In late February 2022, the parties to the OFO waiver suits agreed to a settlement in principle, pursuant to which marketers will reimburse Spire Missouri for the actual cost of its incremental gas purchases to serve marketers’ customers during Winter Storm Uri, so Spire Missouri reduced revenue, accounts receivable, cost of gas and regulatory liabilities by approximately $150 in the second quarter of fiscal 2022. The settlement, which reduced the total amount due from the three marketers to approximately $42, was approved by the MoPSC in late May 2022, and the marketers are making payments to Spire Missouri.

The MoPSC approved compliance tariffs with an effective date of December 23, 2021, in Spire Missouri’s general rate case GR-2021-0108. These new tariffs were designed to increase Spire Missouri’s aggregate annual gross base rate revenues by $72.2, which includes $24.9 incremental and $47.3 already being collected through the Infrastructure System Replacement Surcharge (ISRS). The decision, as reflected in the amended report and order dated November 12, 2021, revised the MoPSC’s long-standing position regarding Spire Missouri’s compliance with the Federal Energy Regulatory Commission (FERC) Uniform System of Accounts (USOA) on the capitalization of prudently incurred non-operational overheads. The amended report and order required Spire Missouri to cease capitalization of these overhead costs at the time new rates went into effect until a MoPSC staff audit of their revised interpretation of compliance with the USOA framework could be completed. MoPSC staff completed this audit and filed its audit report on March 18, 2022. The report recommended changes to Spire Missouri’s overhead capitalization rates based upon its new time study and the results of the audit. On April 13, 2022, the MoPSC issued an Order Authorizing Accounting Treatment clarifying that Spire Missouri may defer all non-operational overheads from December 23, 2021 forward into a regulatory asset for future review by the MoPSC in an appropriate proceeding. The total amount deferred under this order was $42.8 through September 30, 2022, comprising:

•	$19.0 in accordance with new capitalization rates determined by the study and audit;
•	$18.8 of prudent costs which are in excess of the capitalization rates determined by the study and audit; and
•	$5.0 of prudent costs related to an April 2022 ISRS settlement.

On April 1, 2022, Spire Missouri filed tariff sheets to initiate a new general rate case proceeding intended to address the deferred amounts, along with other matters. The parties reached a Full Unanimous Stipulation and Agreement (the “Stipulation”) to resolve all issues in the case, which was filed with the MoPSC on November 4, 2022. On November 18, 2022, the Stipulation was approved, including authorization of $78.0 in new base rate revenue and recovery of deferred overheads through amortization of the related regulatory assets discussed in the previous paragraph. New base rates became effective on December 26, 2022.

The ISRS allows Spire Missouri expedited recovery for its investment to replace qualifying components of its infrastructure without the necessity of a formal rate case. On December 27, 2022, Spire Missouri filed an ISRS case seeking accelerated recovery of $8.8 in annual revenue for eligible pipe replacement from October 2022 through February 2023. The MoPSC staff has been ordered to file its recommendation regarding this request by March 27, 2023. All prior ISRS revenues have been reset to zero as of December 26, 2022 as a result of Spire Missouri's most recent base rate case.

On May 27, 2022, the MoPSC staff filed an ACA Review Recommendation and Report for the ACA period that first includes transportation charges incurred by Spire Missouri for service on the Spire STL Pipeline. That report concluded that the transaction complied with Missouri affiliate transaction rules and was prudent, and it recommended no disallowance of any Spire STL Pipeline related costs from the ACA mechanism. On July 11, 2022, Spire Missouri filed its response comments in support of the recommendation. The Missouri Office of the Public Counsel and Environmental Defense Fund filed comments on July 29 and August 1, 2022, respectively, raising concerns about the Spire STL Pipeline transaction, the ACA process itself, and other matters. The MoPSC has entered a scheduling order in the matter which includes an evidentiary hearing on July 25-26, 2023. On January 6, 2023, Spire Missouri filed a Partial Stipulation and Agreement resolving all other issues raised by the MoPSC staff in its Recommendation and Report. The partial stipulation was approved by the MoPSC on January 25, 2023, and will result in a $0.6 disallowance from the ACA balance. Issues relating to Spire STL Pipeline costs remain contested.

The MoPSC has initiated their annual ACA dockets (GR-2022-0135 and GR-2022-0136) to audit gas commodity and transportation costs for the 2020-2021 heating season, which includes the impact of Winter Storm Uri on Spire Missouri's natural gas portfolio. On December 15, 2022, the MoPSC staff filed its Reports and Recommendations in these cases. Spire Missouri filed its responses to these Reports and Recommendations on January 19, 2023. The MoPSC has not yet taken any further action in these dockets.

The Utilities purchase the natural gas to be delivered to their customers and typically defer the recovery of this expense thereby lessening the immediate impact on customers’ bills of higher realized commodity costs. These deferred gas balances are expected to be recovered over the next 12-18 months pursuant to tariff adjustments effective in Missouri (and Alabama). Spire Missouri filed Purchase Gas Adjustment (PGA) changes to its tariff in November and January which were approved and became effective November 29, 2022 and January 19, 2023, respectively.

Spire Alabama

On October 26, 2022, Spire Alabama made its annual Rate Stabilization and Equalization (RSE) rate filing with the APSC, presenting the utility’s budget for the fiscal year ending September 30, 2023, including net income and a calculation of allowed return on average common equity (ROE). The budget reflected the start of amortization of the accumulated deferred income tax (ADIT) adjustment related to the Tax Cuts and Jobs Act of 2017 (TCJA). Following a regulatory review, adjusted rates became effective January 1, 2023.

Spire Alabama filed GSA rate increases effective December 1, 2022, and January 1, 2023, primarily attributable to higher natural gas prices.

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.

In October 2022, Spire Gulf made its annual RSE rate filing with the APSC based on its budget for fiscal 2023 and an allowed ROE of 9.95%. The budget reflected the start of amortization of the excess ADIT from the TCJA. New rates designed to provide increased annual revenues of $2.5 became effective January 1, 2023.

On September 14, 2022, Spire Mississippi filed its Rate Stabilization Adjustment Rider with the Mississippi Public Service Commission (MSPSC) for the rate year ended June 30, 2022, which reflected an increase to annual revenues of $1.3. The MSPSC, by its order dated December 6, 2022, approved a stipulation agreement between the Mississippi Public Utility Staff and Spire Mississippi that provides for increased annual revenues of $0.8 through rates that became effective on January 1, 2023.

In August 2018, the FERC approved an order issuing a Certificate of Public Convenience and Necessity for the Spire STL Pipeline ( “August 2018 Order”). In November 2018, the FERC issued a Notice to Proceed, and in November 2019, Spire STL Pipeline received FERC authorization to place the pipeline into service. Also, in November 2019, the FERC issued an Order on Rehearing of the August 2018 Order dismissing or denying the outstanding requests for rehearing filed by several parties, dismissing the request for stay filed by one party, and noting the withdrawal of the request for rehearing by another party. In January 2020, two of the rehearing parties filed petitions for review of the FERC’s orders with the U.S. Court of Appeals for the District of Columbia Circuit (“DC Circuit”). On June 22, 2021, the DC Circuit issued an order vacating the Certificate of Public Convenience and Necessity and remanding the matter back to the FERC for further action. On September 14, 2021 and December 3, 2021, the FERC issued temporary certificates to allow the Spire STL Pipeline to continue operating indefinitely while it considers approval of a new permanent certificate. Certain parties in the temporary certificate proceedings sought rehearing of the FERC’s December 3, 2021 temporary certificate. The FERC denied rehearing by operation of law on February 3, 2022 and by substantive order on February 17, 2022. On March 7, 2022, one group of the rehearing parties filed in the DC Circuit a petition for review of the FERC’s December 3, 2021 temporary certificate order limited to whether the temporary certificates carry eminent domain authority. On June 29, 2022, the DC Circuit issued an order holding the appeal of the December 3, 2021 temporary certificate in abeyance, and this proceeding remains in abeyance. On December 15, 2022, the FERC issued its order on remand reissuing a permanent certificate of public convenience and necessity for the continued operation of Spire STL Pipeline. Such order is subject to rehearing or potential appeal, and on January 17, 2023, the Environmental Defense Fund filed for rehearing.

5. FINANCING

Short-term

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks, which was amended July 22, 2022, to increase the commitment and sublimits and extend the agreement through July 22, 2027. The amended loan agreement has an aggregate credit commitment of $1,300.0, including sublimits of $450.0 for the Spire holding company, $575.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,300.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating, as well as sustainability rate adjustments based on Spire's DART (“Days Away Restricted or Transferred”) rate and methane emissions reductions. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower's consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on December 31, 2022, total debt was less than 65% of total capitalization for each borrower. There were no borrowings against this credit facility as of December 31, 2022.

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

After quarter end, on January 5, 2023, Spire Missouri entered into a loan agreement with several banks for a $250.0 unsecured term loan due October 5, 2023. Interest accrues at either, as selected by the Company, a base rate or an adjusted forward-looking secured overnight financing rate (“SOFR”). Adjusted SOFR is based on one- or three-month term SOFR, as selected by the Company, plus a SOFR adjustment of 0.10% per annum plus a margin of 0.80% per annum.

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of December 31, 2022, $843.4 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)	Spire Missouri		Spire Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Three Months Ended December 31, 2022
Highest borrowings outstanding	$1,230.0	$—	$651.2	$274.0	$1,230.0
Lowest borrowings outstanding	829.5	—	439.6	76.7	829.5
Weighted average borrowings	1,071.3	—	529.6	138.3	1,071.3
Weighted average interest rate	4.4%	n/a	4.3%	4.2%	4.4%
As of December 31, 2022
Borrowings outstanding	$1,227.0	$—	$651.2	$145.8	$1,227.0
Weighted average interest rate	4.9%	n/a	4.9%	4.9%	4.9%
As of September 30, 2022
Borrowings outstanding	$1,037.5	$—	$445.3	$260.9	$1,037.5
Weighted average interest rate	3.3%	0.0%	3.3%	3.3%	3.3%
As of December 31, 2021
Borrowings outstanding	$596.0	$250.0	$180.4	$173.7	$846.0
Weighted average interest rate	0.4%	0.7%	0.4%	0.4%	0.5%

Long-term

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of December 31, 2022, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended December 31,
	2022	2021
Spire	$1.6	$1.1
Spire Missouri	0.5	—
Spire Alabama	0.7	0.8

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of December 31, 2022, September 30, 2022, and December 31, 2021.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of December 31, 2022
Cash and cash equivalents	$4.8	$4.8	$4.8	$—
Notes payable	1,227.0	1,227.0	—	1,227.0
Long-term debt, including current portion	3,412.9	3,083.7	—	3,083.7
As of September 30, 2022
Cash and cash equivalents	$6.5	$6.5	$6.5	$—
Notes payable	1,037.5	1,037.5	—	1,037.5
Long-term debt, including current portion	3,239.7	2,851.8	—	2,851.8
As of December 31, 2021
Cash and cash equivalents	$8.2	$8.2	$8.2	$—
Notes payable	846.0	846.0	—	846.0
Long-term debt, including current portion	3,238.0	3,594.4	—	3,594.4

Spire Missouri
As of December 31, 2022
Notes payable – associated companies	$651.2	$651.2	$—	$651.2
Long-term debt, including current portion	1,638.1	1,497.7	—	1,497.7
As of September 30, 2022
Notes payable – associated companies	$445.3	$445.3	$—	$445.3
Long-term debt, including current portion	1,637.7	1,473.9	—	1,473.9
As of December 31, 2021
Notes payable	$250.0	$250.0	$—	$250.0
Notes payable – associated companies	180.4	180.4	—	180.4
Long-term debt	1,637.0	1,830.5	—	1,830.5

Spire Alabama
As of December 31, 2022
Notes payable – associated companies	$145.8	$145.8	$—	$145.8
Long-term debt	745.6	674.5	—	674.5
As of September 30, 2022
Cash and cash equivalents	$2.4	$2.4	$2.4	$—
Notes payable – associated companies	260.9	260.9	—	260.9
Long-term debt	571.5	485.0	—	485.0
As of December 31, 2021
Notes payable – associated companies	$173.7	$173.7	$—	$173.7
Long-term debt, including current portion	571.3	653.6	—	653.6

7. FAIR VALUE MEASUREMENTS

The information presented in the following tables categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of December 31, 2022, September 30, 2022, and December 31, 2021. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

The mutual funds are included in “Other Investments” on the Company’s balance sheets and in “Other Property and Investments” on Spire Missouri’s balance sheets. Changes in their recurring valuations are recorded as unrealized gains or losses in the corresponding income statement. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the balance sheets when a legally enforceable netting agreement exists between the Company, Spire Missouri, or Spire Alabama and the counterparty to a derivative contract.

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2022
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$19.5	$—	$—	$19.5
NYMEX/ICE natural gas contracts	0.4	—	(0.4)	—
Gasoline and heating oil contracts	0.2	—	(0.2)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	52.0	—	(52.0)	—
Natural gas commodity contracts	92.9	—	(13.2)	79.7
Other:
U.S. stock/bond mutual funds	28.3	—	—	28.3
Interest rate swaps	61.4	—	—	61.4
Total	$254.7	$—	$(65.8)	$188.9
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$35.7	$—	$(35.7)	$—
Gasoline and heating oil contracts	0.2	—	(0.2)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	58.4	—	(58.4)	—
Natural gas commodity contracts	71.1	—	(13.2)	57.9
Other:
Interest rate swaps	0.8	—	—	0.8
Total	$166.2	$—	$(107.5)	$58.7

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2022
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$19.1	$—	$—	$19.1
NYMEX/ICE natural gas contracts	57.8	—	(57.8)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	91.8	—	(91.8)	—
Natural gas commodity contracts	56.6	—	(4.0)	52.6
Other:
U.S. stock/bond mutual funds	29.3	—	—	29.3
Interest rate swaps	63.6	—	—	63.6
Total	$318.2	$—	$(153.6)	$164.6
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$30.7	$—	$(30.7)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	82.3	—	(82.3)	—
Natural gas commodity contracts	65.5	—	(4.0)	61.5
Total	$178.5	$—	$(117.0)	$61.5

As of December 31, 2021
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.8	$—	$—	$24.8
NYMEX/ICE natural gas contracts	2.4	—	(2.4)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	67.0	(67.0)	—
Natural gas commodity contracts	—	40.4	(2.3)	38.1
Other:
U.S. stock/bond mutual funds	24.6	—	—	24.6
Interest rate swaps	9.4	—	(5.6)	3.8
Total	$61.2	$107.4	$(77.3)	$91.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$8.6	$—	$(8.6)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	—	40.2	(40.2)	—
Natural gas commodity contracts	—	77.9	(2.3)	75.6
Other:
Interest rate swaps	7.3	—	(5.6)	1.7
Total	$15.9	$118.1	$(56.7)	$77.3

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2022
ASSETS
U.S. stock/bond mutual funds	$19.5	$—	$—	$19.5
NYMEX/ICE natural gas contracts	0.4	—	(0.4)	—
Gasoline and heating oil contracts	0.2	—	(0.2)	—
Total	$20.1	$—	$(0.6)	$19.5
LIABILITIES
NYMEX/ICE natural gas contracts	$35.7	$—	$(35.7)	$—
Gasoline and heating oil contracts	0.2	—	(0.2)	—
Total	$35.9	$—	$(35.9)	$—

As of September 30, 2022
ASSETS
U.S. stock/bond mutual funds	$19.1	$—	$—	$19.1
NYMEX/ICE natural gas contracts	57.8	—	(57.8)	—
Total	$76.9	$—	$(57.8)	$19.1
LIABILITIES
NYMEX/ICE natural gas contracts	$30.7	$—	$(30.7)	$—

As of December 31, 2021
ASSETS
U.S. stock/bond mutual funds	$24.8	$—	$—	$24.8
NYMEX/ICE natural gas contracts	2.4	—	(2.4)	—
Total	$27.2	$—	$(2.4)	$24.8
LIABILITIES
NYMEX/ICE natural gas contracts	$8.6	$—	$(8.6)	$—

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

	Three Months Ended December 31,
	2022	2021
Spire
Service cost – benefits earned during the period	$4.1	$5.4
Interest cost on projected benefit obligation	6.4	5.1
Expected return on plan assets	(6.4)	(8.2)
Amortization of prior service credit	(1.1)	(1.1)
Amortization of actuarial loss	1.6	3.7
Loss on lump-sum settlements	8.6	—
Subtotal	13.2	4.9
Regulatory adjustment	1.8	10.6
Net pension cost	$15.0	$15.5

Spire Missouri
Service cost – benefits earned during the period	$2.8	$3.9
Interest cost on projected benefit obligation	4.5	3.5
Expected return on plan assets	(4.5)	(6.0)
Amortization of prior service credit	(0.5)	(0.5)
Amortization of actuarial loss	1.5	2.8
Subtotal	3.8	3.7
Regulatory adjustment	8.1	8.5
Net pension cost	$11.9	$12.2

Spire Alabama
Service cost – benefits earned during the period	$1.1	$1.4
Interest cost on projected benefit obligation	1.3	1.1
Expected return on plan assets	(1.1)	(1.4)
Amortization of prior service credit	(0.6)	(0.6)
Amortization of actuarial loss	0.1	0.9
Loss on lump-sum settlements	8.6	—
Subtotal	9.4	1.4
Regulatory adjustment	(6.5)	1.9
Net pension cost	$2.9	$3.3

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three months ended December 31, 2022, two Spire Alabama plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $27.5 for the Spire Alabama plans. The lump-sum settlement resulted in a loss of $8.6 for Spire Alabama. For the remeasurement, the discount rate for both of the Spire Alabama plans was updated to 5.6%, from 5.7% for one plan and 5.65% for the other plan, at September 30, 2022. The Spire Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan — in this case, 13.4 years for one plan and 12.4 years for the other plan. Therefore, no lump sum settlement expense was recorded in the quarter ended December 31, 2022. For the quarter ended December 31, 2021, no plans met the criteria for settlement recognition.

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

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2023 contributions to Spire Missouri’s pension plans through December 31, 2022 were $16.7 to the qualified trusts and none to non-qualified plans. Fiscal 2023 contributions to the Spire Alabama pension plans through December 31, 2022 were $0.8. Contributions to the qualified trusts of Spire Missouri’s pension plans for the remainder of fiscal 2023 are anticipated to be $27.8. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2023 are anticipated to be $13.0.

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

	Three Months Ended December 31,
	2022	2021
Spire
Service cost – benefits earned during the period	$1.2	$1.9
Interest cost on accumulated postretirement benefit obligation	2.1	1.5
Expected return on plan assets	(3.9)	(4.2)
Amortization of prior service cost	0.1	0.3
Amortization of actuarial gain	(1.0)	(0.6)
Subtotal	(1.5)	(1.1)
Regulatory adjustment	0.1	3.2
Net postretirement benefit (income) cost	$(1.4)	$2.1

Spire Missouri
Service cost – benefits earned during the period	$1.0	$1.6
Interest cost on accumulated postretirement benefit obligation	1.6	1.1
Expected return on plan assets	(2.6)	(2.8)
Amortization of prior service cost	0.2	0.2
Amortization of actuarial gain	(0.8)	(0.5)
Subtotal	(0.6)	(0.4)
Regulatory adjustment	0.6	3.6
Net postretirement benefit cost	$—	$3.2

Spire Alabama
Service cost – benefits earned during the period	$0.2	$0.3
Interest cost on accumulated postretirement benefit obligation	0.4	0.4
Expected return on plan assets	(1.2)	(1.3)
Amortization of prior service (credit) cost	(0.1)	0.1
Amortization of actuarial gain	(0.1)	—
Subtotal	(0.8)	(0.5)
Regulatory adjustment	(0.5)	(0.5)
Net postretirement benefit income	$(1.3)	$(1.0)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through December 31, 2022 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

9. INFORMATION BY OPERATING SEGMENT

The Company has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. The Midstream segment includes Spire STL Pipeline, a subsidiary of Spire providing interstate natural gas pipeline transportation services, and Spire Storage, a subsidiary of Spire providing interstate natural gas storage services. Other components of the Company’s consolidated information include Spire's subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

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

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended December 31, 2022
Operating Revenues:
Revenues from external customers	$733.0	$74.1	$6.8	$0.1	$—	$814.0
Intersegment revenues	—	—	8.4	3.9	(12.3)	—
Total Operating Revenues	733.0	74.1	15.2	4.0	(12.3)	814.0
Operating Expenses:
Natural gas	401.6	26.0	—	—	(8.4)	419.2
Operation and maintenance	119.9	6.3	5.8	4.0	(3.9)	132.1
Depreciation and amortization	59.7	0.3	1.9	0.2	—	62.1
Taxes, other than income taxes	49.9	0.1	0.4	—	—	50.4
Total Operating Expenses	631.1	32.7	8.1	4.2	(12.3)	663.8
Operating Income (Loss)	$101.9	$41.4	$7.1	$(0.2)	$—	$150.2
Net Economic Earnings (Loss)	$62.9	$25.7	$3.8	$(7.3)	$—	$85.1

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended December 31, 2021
Operating Revenues:
Revenues from external customers	$503.5	$47.9	$3.8	$0.2	$—	$555.4
Intersegment revenues	—	—	9.1	3.5	(12.6)	—
Total Operating Revenues	503.5	47.9	12.9	3.7	(12.6)	555.4
Operating Expenses:
Natural gas	210.2	48.0	—	—	(9.0)	249.2
Operation and maintenance	107.3	2.7	5.8	4.2	(3.6)	116.4
Depreciation and amortization	54.6	0.3	1.9	0.1	—	56.9
Taxes, other than income taxes	37.0	—	0.6	—	—	37.6
Total Operating Expenses	409.1	51.0	8.3	4.3	(12.6)	460.1
Operating Income (Loss)	$94.4	$(3.1)	$4.6	$(0.6)	$—	$95.3
Net Economic Earnings (Loss)	$67.2	$0.5	$2.5	$(7.6)	$—	$62.6

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended December 31,
	2022	2021
Net Income	$91.0	$55.7
Adjustments, pre-tax:
Fair value and timing adjustments	(7.8)	3.7
Income tax adjustments	1.9	3.2
Net Economic Earnings	$85.1	$62.6

The Company’s total assets by segment were as follows:

	December 31,	September 30,	December 31,
	2022	2022	2021
Total Assets:
Gas Utility	$8,355.1	$8,042.8	$7,882.1
Gas Marketing	492.4	638.7	424.4
Midstream	466.6	446.0	421.7
Other	2,882.8	2,449.2	1,995.9
Eliminations	(1,869.2)	(1,493.0)	(1,073.6)
Total Assets	$10,327.7	$10,083.7	$9,650.5

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2022, are estimated at $1,445.0, $1,027.3, and $244.6 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

A consolidated subsidiary of Spire is a limited partner in an unconsolidated partnership focusing on sustainability initiatives largely tied to the natural gas utility sector. Spire committed to contribute a total of $10.0 of capital to the partnership as and when requested by the general partner. As of December 31, 2022, Spire has contributed $1.9.

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

In 2011, a removal action was completed and an NFA letter was received at the Huntsville MGP site pursuant to an Administrative Settlement Agreement and Order on Consent among the EPA, Spire Alabama and the current site owner.

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

•

Changes in gas supply and pipeline availability, including as a result of decisions by natural gas producers to reduce production or shut in producing natural gas wells and expiration or termination of existing supply and transportation arrangements that are not replaced with contracts with similar terms and pricing (including as a result of a failure of the Spire STL Pipeline to retain its permanent Certificate of Public Convenience and Necessity from the FERC due to the pending rehearing request of the FERC's December 15, 2022 order granting such certificate or any subsequent appeal of that order or as a result of any related regulatory uncertainty), as well as other changes that impact supply for and access to the markets in which our subsidiaries transact business;

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

OVERVIEW

Certain information is presented by reportable segment, as described below. Effective during the first quarter of fiscal 2023, the Company changed its reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. Specifically, Midstream, which was formerly included in Other is now reported separately. The Company's historical segment disclosures have been recast to be consistent with the current presentation.

The Company has three reportable segments: Gas Utility, Gas Marketing, and Midstream. Nearly all of Spire’s earnings are derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. Due to the seasonal nature of the Utilities’ business and the volumetric Spire Missouri rate design, earnings of Spire and each of the Utilities are typically concentrated during the heating season of November through April each fiscal year.

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

Midstream

Spire's midstream operations consist of Spire STL Pipeline LLC (“Spire STL Pipeline”) and Spire Storage West LLC (“Spire Storage”). Spire STL Pipeline is a wholly owned subsidiary of Spire which owns and operates a FERC-regulated 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. Spire STL Pipeline’s operating revenue is derived primarily from Spire Missouri as its foundation shipper. Spire Storage is engaged in the storage of natural gas in the western region of the United States. The facility consists of two storage fields operating under one FERC market-based rate tariff.

Other

Other components of the Company’s consolidated information include Spire’s subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

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

Net Economic Earnings and Net Economic Earnings Per Share

Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, the largely non-cash impacts of impairments, and other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. In addition, net economic earnings per share would exclude the impact, in the fiscal year of issuance, of any shares issued to finance such activities that have yet to be included in net economic earnings.

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

EARNINGS – THREE MONTHS ENDED December 31, 2022

This section contains discussion and analysis of the results for the three months ended December 31, 2022 compared to the results for the three months ended December 31, 2021.

Overview

The Company reported net income growth of $35.3 and net economic earnings growth of $22.5, reflecting strong results for the Gas Marketing segment and solid growth in the Midstream segment, offset in part by lower earnings at the Gas Utility segment.

Spire Missouri initiated a rate case in April 2022 to address ongoing issues from the 2021 rate case, particularly the treatment of deferred overhead costs. All parties reached a Full Unanimous Stipulation and Agreement to resolve all issues in the case, which was filed with the MoPSC on November 4, 2022. On November 18, 2022, the Stipulation was approved, including authorization of $78.0 in new base rate revenue and recovery of deferred overheads. New base rates became effective on December 26, 2022. Spire Alabama and Spire Gulf submitted their annual RSE rate filings with the APSC in October 2022, and following regulatory review, adjusted rates became effective January 1, 2023.

In the Midstream segment, the FERC, after conducting a review over the last 18 months following the DC Circuit court remand, reissued a permanent Certificate of Public Convenience and Necessity for the Spire STL Pipeline, although the FERC order granting that permanent certificate is subject to rehearing or potential appeal. At Spire Storage, expansion plans remain on track and on budget as the construction season came to a close during the quarter.

The following sections present and discuss the financial metrics in total and by registrant and segment.

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Three Months Ended December 31, 2022
Net Income (Loss) [GAAP]	$62.9	$31.6	$3.8	$(7.3)	$91.0	$1.66
Adjustments, pre-tax:
Fair value and timing adjustments	—	(7.8)	—	—	(7.8)	(0.15)
Income tax adjustments*	—	1.9	—	—	1.9	0.04
Net Economic Earnings (Loss) [Non-GAAP]	$62.9	$25.7	$3.8	$(7.3)	$85.1	$1.55

Three Months Ended December 31, 2021
Net Income (Loss) [GAAP]	$63.1	$(2.3)	$2.5	$(7.6)	$55.7	$1.01
Adjustments, pre-tax:
Fair value and timing adjustments	—	3.7	—	—	3.7	0.07
Income tax adjustments*	4.1	(0.9)	—	—	3.2	0.06
Net Economic Earnings (Loss) [Non-GAAP]	$67.2	$0.5	$2.5	$(7.6)	$62.6	$1.14

*         Income tax adjustments include amounts calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items, and for fiscal 2022, include a $4.1 Spire Missouri regulatory adjustment.

**      Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation, which includes reductions for cumulative preferred dividends and participating shares.

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended December 31, 2022
Operating Income (Loss) [GAAP]	$101.9	$41.4	$7.1	$(0.2)	$—	$150.2
Operation and maintenance expenses	119.9	6.3	5.8	4.0	(3.9)	132.1
Depreciation and amortization	59.7	0.3	1.9	0.2	—	62.1
Taxes, other than income taxes	49.9	0.1	0.4	—	—	50.4
Less: Gross receipts tax expense	(30.4)	—	—	—	—	(30.4)
Contribution Margin [Non-GAAP]	301.0	48.1	15.2	4.0	(3.9)	364.4
Natural gas costs	401.6	26.0	—	—	(8.4)	419.2
Gross receipts tax expense	30.4	—	—	—	—	30.4
Operating Revenues	$733.0	$74.1	$15.2	$4.0	$(12.3)	$814.0

Three Months Ended December 31, 2021
Operating Income (Loss) [GAAP]	$94.4	$(3.1)	$4.6	$(0.6)	$—	$95.3
Operation and maintenance expenses	107.3	2.7	5.8	4.2	(3.6)	116.4
Depreciation and amortization	54.6	0.3	1.9	0.1	—	56.9
Taxes, other than income taxes	37.0	—	0.6	—	—	37.6
Less: Gross receipts tax expense	(21.7)	(0.2)	—	—	—	(21.9)
Contribution Margin [Non-GAAP]	271.6	(0.3)	12.9	3.7	(3.6)	284.3
Natural gas costs	210.2	48.0	—	—	(9.0)	249.2
Gross receipts tax expense	21.7	0.2	—	—	—	21.9
Operating Revenues	$503.5	$47.9	$12.9	$3.7	$(12.6)	$555.4

Select variances for the quarter ended December 31, 2022 compared to the quarter ended December 31, 2021 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2023 Versus Fiscal 2022	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income	$(0.2)	$33.9	$1.3	$0.3	$35.3
Net Economic Earnings [Non-GAAP]	(4.3)	25.2	1.3	0.3	22.5
Operating Revenues	229.5	26.2	2.3	0.6	258.6
Contribution Margin [Non-GAAP]	29.4	48.4	2.3	—	80.1
Operating Expenses	222.0	(18.3)	(0.2)	0.2	203.7
Interest Expense					15.0
Other Income					(1.4)
Income Tax					3.2

The increase in interest expense reflects the significant increase in short-term interest rates and higher debt levels versus the prior year. Current year weighted-average short-term debt increased over $260, driven by higher gas costs, and weighted-average short-term interest rates were 4.4% in the current-year quarter, versus 0.4% in the prior-year quarter.

The change in other income was primarily the result of the Non-Service Cost Postretirement Benefit Transfer (“NSC Transfer”) of $2.0. Removing this impact, other income increased $0.6, primarily the result of inventory carrying cost revenue and slightly favorable mark-to-market valuations on unqualified retirement trusts at Spire Missouri.

The change in income taxes is consistent with the change in pre-tax book income, after removing the $4.1 Spire Missouri regulatory charge that was recorded in the prior year.

Gas Utility

For the quarter ended December 31, 2022, Gas Utility net income was flat with the prior-year quarter as the $3.0 decrease experienced by Spire Alabama was mostly offset by the growth at Spire Missouri. Net economic earnings in the current year was $4.3 lower than the prior year, which tracks the net income trend after removing the Spire Missouri $4.1 GAAP regulatory adjustment in the prior-year quarter. These results are described in further detail below.

The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Higher PGA/GSA costs (gas cost recovery)	$175.1
Spire Missouri – 2021 rate order	18.4
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	12.3
Spire EnergySouth – GSA (gas cost recovery) and volume	10.4
Spire Alabama – RSE adjustments, net	1.5
All other factors	11.8
Total Variation	$229.5

The primary driver of revenue growth in the quarter was $175.1 in higher gas cost recoveries in the current year reflecting the higher average gas costs being passed through to customers, and a $18.4 increase from Spire Missouri resulting from the current-year full quarter impact of the 2021 rate order, versus only one week in the fiscal 2022 first quarter. The current-year quarter also benefited from higher volumetric usage (net of weather mitigation) totaling $22.7 across our entire Utility footprint.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – 2021 rate order	$18.4
Spire Missouri – Volumetric usage (net of weather mitigation)	6.6
Spire Alabama – RSE adjustments, net	1.4
All other factors	3.0
Total Variation	$29.4

Quarter-over-quarter contribution margin growth was primarily driven by the $18.4 increase from the Spire Missouri 2021 rate increase, Spire Missouri volumetric impacts of $6.6, and $1.4 in adjustments at Spire Alabama, reflecting favorable rate adjustments within the RSE framework.

O&M expenses for the three months ended December 31, 2022, were $12.6 higher than the prior year. Run-rate expenses increased $14.6 after removing the $2.0 impact of the NSC Transfer. The Gas Utility segment O&M increase reflects approximately $6 due to the change in treatment of Spire Missouri general overheads that were being deferred in the prior-year quarter. The increase also reflects higher non-employee operations expense of $4.9 and higher bad debts expense of $2.6, only partly offset by marginally lower employee-related expenses.

Taxes, other than income taxes, increased $12.9, and were driven by $8.7 in higher pass-through gross receipts taxes, along with higher property taxes resulting from the continued infrastructure build-out by the Utilities. Depreciation and amortization expenses for the fiscal 2023 first quarter were $5.1 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Gas Marketing

Both net income and net economic earnings reflect the strong operating results experienced in the current-year quarter, driven by favorable market conditions that allowed the business to take advantage of regional basis differentials to optimize storage and transportation positions, only slightly offset by higher O&M costs associated with the increased revenues and margin.

Midstream

Net income and net economic earnings for the Company’s Midstream segment increased $1.3 for the quarter ended December 31, 2022 versus the prior-year quarter. Of this increase, $1.0 was attributable to Spire Storage, reflecting optimized operational and withdrawal commitments. Spire STL Pipeline results, which were slightly favorable to prior year, accounted for the remaining $0.3 growth. The $2.3 increase in revenues and contribution margin reflect the previously mentioned asset optimization at Spire Storage. Operating expenses across the segment were flat versus the prior-year quarter.

Other

The Company’s other activities generated a $7.3 loss in the quarter ended December 31, 2022, in line with the $7.6 loss recorded in the prior year corresponding quarter.

Spire Missouri

	Three Months Ended December 31,
	2022	2021
Operating Income [GAAP]	$72.4	$65.4
Operation and maintenance expenses	77.1	66.3
Depreciation and amortization	38.6	34.2
Taxes, other than income taxes	36.4	25.7
Less: Gross receipts tax expense	(22.1)	(14.9)
Contribution Margin [Non-GAAP]	202.4	176.7
Natural gas costs	316.7	156.3
Gross receipts tax expense	22.1	14.9
Operating Revenues	$541.2	$347.9
Net Income	$47.3	$45.3

Revenues for the three months ended December 31, 2022 were $193.3 higher than the prior-year quarter. A key driver was an increase in gas recovery costs totaling $159.9. Further, $18.4 of the increase was attributable to fiscal 2023 results including the 2021 rate order impact for the entire quarter, versus only one week in the fiscal 2022 quarter. Higher gross receipts taxes contributed a $7.2 increase, while volume/gas usage (including weather mitigation) accounted for $6.6 of the revenue increase in the current-year quarter.

Contribution margin for the three months ended December 31, 2022, increased $25.7 from the same period in the prior year, largely the result of the previously mentioned timing of the 2021 rate case implementation generating $18.4 incremental contribution, combined with favorable volumetric impacts of $6.6.

Reported O&M expenses for the first quarter increased $10.8 versus the prior year. Run-rate expenses increased $12.7 after removing the $1.9 impact of the NSC Transfer. The increase was largely due to $6.0 of general overheads that were previously deferred and were not reflected in rates collected during the current-year quarter. The increase also reflects higher non-employee operations expense of $5.0 and higher bad debts expense of $1.6, only partly offset by $0.8 lower employee-related expenses.

Depreciation and amortization expenses increased $4.4 versus the prior-year quarter due to ongoing capital investments. Taxes, other than income taxes, increased $10.7, driven by the higher pass-through gross receipts taxes of $7.2, combined with higher property taxes resulting from the continued infrastructure build-out.

Other income was higher by $1.0, after removing the $1.9 expense due to the NSC Transfer, with the remaining variance primarily attributable to increased inventory carrying cost revenue and slightly favorable mark-to-market valuations on unqualified retirement trusts. Interest expense increased $7.5, primarily reflecting higher short-term interest rates in the current year.

Resulting net income for the quarter ended December 31, 2022, represents a $2.0 increase in results versus the prior-year quarter.

Degree days in Spire Missouri’s service areas during the three months ended December 31, 2022, were 1.0% warmer than normal, but 32.3% colder than the same period last year. Spire Missouri’s total system volume sold and transported were 559.4 million centum (Latin for “hundred”) cubic feet (CCF) for the quarter, compared with 431.0 million CCF for the same period in the prior year. Total off-system volume sold and transported were 2.7 million CCF for the current quarter, compared with 2.1 million CCF a year ago.

Spire Alabama

	Three Months Ended December 31,
	2022	2021
Operating Income [GAAP]	$20.3	$21.1
Operation and maintenance expenses	35.1	34.5
Depreciation and amortization	17.0	16.5
Taxes, other than income taxes	10.6	9.0
Less: Gross receipts tax expense	(6.8)	(5.7)
Contribution Margin [Non-GAAP]	76.2	75.4
Natural gas costs	69.4	45.5
Gross receipts tax expense	6.8	5.7
Operating Revenues	$152.4	$126.6
Net Income	$9.2	$12.2

Operating revenues for the three months ended December 31, 2022, increased $25.8 from the same period in the prior year. The change in operating revenue was principally due to $15.2 higher gas recovery costs, a $5.7 increase attributable to favorable weather/usage impacts, an increase in off-system sales totaling $2.0, and net favorable regulatory adjustments of $1.5 under the RSE framework.

Contribution margin was $0.8 higher versus the prior-year quarter, primarily driven by $1.4 favorable net rate adjustments under the RSE mechanism, slightly offset by weather/usage variance after weather mitigation.

O&M expenses for the three months ended December 31, 2022, increased $0.6 versus the prior-year quarter, with no NSC Transfer impact variance versus the prior-year quarter. The increase was due to higher bad debts expense of $0.7 and higher non-employee operating expenses of $0.3, only partly offset by $0.4 employee-related expenses.

Depreciation and amortization expenses were up $0.5, the result of continued investment in infrastructure upgrades. Interest expense for the current quarter increased $3.2 versus the prior-year quarter, the result of significantly higher short-term interest rates and to a lesser extent, higher levels of long-term debt.

For the quarter ended December 31, 2022, resulting net income decreased $3.0 versus the prior-year quarter.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended December 31, 2022, were 8.1% warmer than normal and 6.8% warmer than a year ago. Spire Alabama’s total system volume sold and transported were 252.1 million CCF for the three months ended December 31, 2022, compared with 252.8 million CCF for the same period in the prior year. Total off-system volume sold and transported were 14.6 million CCF for the quarter, compared with 0.1 million CCF a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Three Months Ended December 31,
Cash Flow Summary	2022	2021
Net cash used in operating activities	$(170.8)	$(229.9)
Net cash used in investing activities	(151.7)	(143.1)
Net cash provided by financing activities	321.0	376.9

For the three months ended December 31, 2022, net cash from operating activities improved $59.1 from the corresponding period of fiscal 2022. The key drivers to the favorable change are the $35.3 increase in net income (discussed above), coupled with changes related to regulatory timing and fluctuation in working capital items (as discussed below in the Future Cash Requirements section).

For the three months ended December 31, 2022, net cash used in investing activities was $8.6 greater than for the same period in the prior year, primarily as a result of a $9.1 increase in capital expenditures. The drivers of the higher capital expenditures were a $5.1 spending increase in the Utilities, and a $5.0 increase for Spire Storage, partially offset by a $2.1 spending decline at Spire STL Pipeline.

Lastly, for the three months ended December 31, 2022, net cash provided by financing activities was down $55.9 versus net cash provided for the three months ended December 31, 2021. Current year long-term debt issuances were $205.0, or $95.0 lower than a year ago, while repayments of long-term debt in the current period declined $24.6 compared to the prior year first quarter. In addition, net short-term borrowings were $189.5 in fiscal year 2023, compared with net borrowings totaling $174.0 a year ago, or an increase of $15.5.

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

Spire’s material cash requirements as of December 31, 2022, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. Except for Spire Alabama's and Spire Gulf's October 2022 issuance of a total of $205.0 of fixed-rate debt due in October of 2029, 2032, and 2037, there were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Total Company capital expenditures are planned to be $700 for fiscal 2023.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated requirements. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of December 31, 2022, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade with a stable outlook (other than Moody’s negative outlook for Spire Missouri debt).

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB+	Baa2
Spire Inc. preferred stock	BBB	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	A-	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of December 31, 2022.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,300.0 of commercial paper or through the use of Spire’s $1,300.0 revolving credit facility. For information about short-term borrowings, see Note 5 of the Notes to Financial Statements in Item 1.

Long-term Debt and Equity

At December 31, 2022, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $3,432.7, of which $1,648.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama, and $229.7 was issued by other subsidiaries. For information about long-term debt issued this fiscal year, see Note 5 of the Notes to Financial Statements in Item 1.

Effective March 5, 2022, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount of up to $800.0 for financings placed any time before December 31, 2024. Under this authorization through January 2023, Spire Missouri has issued $40.4 of common stock and a $250.0 term loan. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 152,835 and 147,763 shares at December 31, 2022 and January 27, 2023, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

On February 6, 2019, Spire entered into an “at-the-market” (ATM) equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock pursuant to Spire’s previous universal shelf registration statement and a prospectus supplement dated May 14, 2019. Under this program, a total of 626,249 shares with an aggregate offering price of $47.8 were issued in fiscal 2019 and 2020, and 354,000 shares with an aggregate offering price of $23.5 were issued in the second quarter of fiscal 2022. On April 28, 2022, Spire’s board approved a new authorization for the sale of additional shares with an aggregate offering price of up to $200.0 before the expiration of the new universal shelf registration statement referenced in the paragraph above and a prospectus supplement dated May 9, 2022, under which a total of 365,625 shares with an aggregate offering price of $27.7 were issued in the third quarter of fiscal 2022.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 46% equity at both December 31, 2022 and September 30, 2022.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. There were no significant changes to critical accounting estimates during the three months ended December 31, 2022.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of December 31, 2022, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In the second fiscal quarter of 2020, the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 0.934% to 1.2975% for a total notional amount of $75.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $0.4 mark-to-market loss in accumulated other comprehensive income on these swaps for three months ended December 31, 2022. In the third quarter of 2021 the Company entered into multiple ten-year interest rate swaps with fixed interest rates ranging from 2.008% to 2.1075% for a total notional amount of $125.0 to protect itself against adverse movements in interest rates on future interest rate payments. The Company recorded a $0.9 mark-to-market loss to accumulated other comprehensive income on these swaps for the three months ended December 31, 2022.

In the fourth quarter of 2021, the Company entered into two swap contracts, settling the one contract in the fiscal fourth quarter of 2022. The remaining outstanding contract is a ten-year interest rate swap that has a notional amount of $50.0 with a fixed interest rate of 1.597%. The Company recorded a $0.3 mark-to-market loss to accumulated other comprehensive income on these swaps for the three months ended December 31, 2022.

In the first quarter of fiscal 2022, the Company entered into a ten-year interest rate swap contract with a notional amount of $50.0 with a fixed interest rate of 1.4918%. The Company recorded a $0.2 mark-to-market loss to accumulated other comprehensive income on this swap for the three months ended December 31, 2022.

In the second quarter of fiscal 2022, the Company entered into multiple ten-year interest rate swap contracts with a cumulative total notional amount of $125.0 with fixed interest rates ranging from 1.64750% to 1.7460%. The Company recorded an $0.4 mark-to-market loss to accumulated other comprehensive income on these swaps for the three months ended December 31, 2022.

In the fiscal first quarter of 2023, the Company entered into two swap contracts. Both contracts are ten-year interest rate swap contracts; the first swap has a notional amount of $50.o with a fixed interest rate of 3.448%, while the second swap has a notional amount of $50.0 with a fixed interest rate of 3.431%. The Company recorded a $0.8 mark-to-market loss to accumulated other comprehensive income on these swaps for the three months ended December 31, 2022.

As of December 31, 2022, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net asset of $60.6 on open swaps.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, environmental matters and regulatory matters, see Note 10, Commitments and Contingencies, and Note 4, Regulatory Matters, of the Notes to Financial Statements in Item 1 of Part I.

Item 1A. Risk Factors

There were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2022 – October 31, 2022	—	$—	—	—
November 1, 2022 – November 30, 2022	16,171	72.45	—	—
December 1, 2022 – December 31, 2022	1,054	71.19	—	—
Total	17,225	72.37	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of December 31, 2022, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(Disclosed pursuant to Items 5.02 and 5.07 of the Current Report on Form 8-K)

The Board of Directors of Spire Inc. announced that it decreased the size of the Board from ten to nine members effective January 26, 2023 due to the retirement of Mary Ann Van Lokeren. Ms. Van Lokeren tendered her resignation from the Board due to reaching age 75. Pursuant to the Company’s Corporate Governance Guidelines, a director is required to resign no later than the annual shareholder meeting following the director’s 75th birthday.

The Company’s annual meeting of shareholders was held virtually on January 26, 2023. A total of 47,963,442 common shares, constituting 91.28% of the shares entitled to vote, were present or represented by proxy at the meeting. At the meeting, the shareholders cast their votes as follows:

Proposal 1 – Election of Directors

The three (3) nominees for director, each to serve for a three (3) year term expiring at the annual meeting in 2026, received the following vote:

	Number of Votes
	For	Withheld	Broker Non-Votes
Edward L. Glotzbach	41,542,262	1,453,994	4,967,186
Rob L. Jones	42,420,891	575,365	4,967,186
John P. Stupp Jr.	40,906,895	2,089,361	4,967,186

Proposal 2 – Advisory Vote on Executive Compensation

Advisory vote to approve the compensation of the Company’s named executive officers received the following vote:

Number of Votes
For	Against	Abstain	Broker Non-Votes
41,934,651	911,320	150,285	4,967,186

Proposal 3 – Advisory Vote on Frequency of Advisory Vote on Executive Compensation

Advisory vote on frequency of the advisory vote to approve the compensation of the Company’s named executive officers received the following vote:

Number of Votes
1 Year	2 Years	3 Years	Abstain	Broker Non-Votes
42,058,326	81,538	710,720	145,672	4,967,186

Proposal 4 – Ratification of the Selection of Independent Registered Public Accounting Firm

The ratification of Deloitte & Touche LLP to serve as independent registered public accountants for fiscal year 2023 received the following vote:

Number of Votes
For	Against	Abstain
46,879,268	1,003,529	80,645

In light of the voting results with respect to the interval at which to seek shareholders’ approval of the compensation of the named executive officers, the Company has determined, as was recommended with respect to this proposal by the Company’s board of directors in the proxy statement for the 2022 annual meeting held January 26, 2023, that the Company will hold future say on pay votes on an annual basis until the occurrence of the next advisory vote on the frequency of say on pay votes. The next advisory vote regarding the frequency of say on pay votes is required to occur no later than the Company’s 2028 annual meeting of shareholders in January 2029.

Item 6. Exhibits

Exhibit No.	Description
4.1*	Fifth Supplement to Master Note Purchase Agreement, dated as of October 13, 2022, between Spire Alabama Inc. and certain institutional investors, filed as Exhibit 4.1 to the Company's and Spire Alabama's Current Report on Form 8-K on October 19, 2022.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended December 31, 2022, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

*Incorporated herein by reference and made a part hereof. Spire Inc. File No. 1-16681. Spire Alabama Inc. File No. 2-38960.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	February 1, 2023	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	February 1, 2023	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	February 1, 2023	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)