Form 10-Q
period 2023-03-31
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2023-05-03
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of April 30, 2023, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	52,597,027
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	25,325
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except per share amounts)	2023	2022	2023	2022
Operating Revenues	$1,123.4	$880.9	$1,937.4	$1,436.3
Operating Expenses:
Natural gas	586.5	392.0	1,005.7	641.2
Operation and maintenance	132.1	113.2	264.2	229.6
Depreciation and amortization	62.6	58.9	124.7	115.8
Taxes, other than income taxes	81.9	71.6	132.3	109.2
Total Operating Expenses	863.1	635.7	1,526.9	1,095.8
Operating Income	260.3	245.2	410.5	340.5
Interest Expense, Net	47.2	27.5	90.8	56.1
Other Income (Expense), Net	7.0	(3.4)	13.0	4.0
Income Before Income Taxes	220.1	214.3	332.7	288.4
Income Tax Expense	40.9	40.7	62.5	59.1
Net Income	179.2	173.6	270.2	229.3
Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.4	0.2	0.5	0.3
Net Income Available to Common Shareholders	$175.1	$169.7	$262.3	$221.6

Weighted Average Number of Common Shares Outstanding:
Basic	52.5	51.8	52.5	51.7
Diluted	52.6	51.9	52.6	51.8
Basic Earnings Per Common Share	$3.33	$3.27	$5.00	$4.28
Diluted Earnings Per Common Share	$3.33	$3.27	$4.99	$4.28

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2023	2022	2023	2022
Net Income	$179.2	$173.6	$270.2	$229.3
Other Comprehensive (Loss) Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(6.8)	18.7	(9.8)	13.9
Amounts reclassified into regulatory liabilities	(17.5)	—	(17.5)	—
Amounts reclassified into net income	(0.5)	(0.4)	(0.8)	(0.7)
Net (loss) gain on cash flow hedging derivative instruments	(24.8)	18.3	(28.1)	13.2
Net gain on defined benefit pension and other postretirement plans	0.1	0.1	0.2	0.2
Net unrealized loss on available for sale securities	—	(0.1)	—	(0.2)
Other Comprehensive (Loss) Income, Before Tax	(24.7)	18.3	(27.9)	13.2
Income Tax (Benefit) Expense Related to Items of Other Comprehensive Income or Loss	(5.8)	4.3	(6.6)	3.1
Other Comprehensive (Loss) Income, Net of Tax	(18.9)	14.0	(21.3)	10.1
Comprehensive Income	$160.3	$187.6	$248.9	$239.4

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2023	2022	2022
ASSETS
Utility Plant	$7,892.4	$7,664.9	$7,443.7
Less: Accumulated depreciation and amortization	2,358.5	2,294.5	2,241.9
Net Utility Plant	5,533.9	5,370.4	5,201.8
Non-utility Property (net of accumulated depreciation and amortization of $60.6, $50.7 and $41.3 at March 31, 2023, September 30, 2022, and March 31, 2022, respectively)	520.4	491.4	475.8
Other Investments	131.3	87.8	89.0
Total Other Property and Investments	651.7	579.2	564.8
Current Assets:
Cash and cash equivalents	6.9	6.5	8.3
Accounts receivable:
Utility	453.7	210.8	389.2
Other	166.0	443.8	245.4
Allowance for credit losses	(40.6)	(31.9)	(35.1)
Delayed customer billings	85.6	21.3	54.7
Inventories:
Natural gas	146.8	371.8	125.0
Propane gas	8.6	8.6	8.6
Materials and supplies	48.9	41.9	34.7
Regulatory assets	143.0	355.4	164.0
Prepayments	32.5	41.1	26.6
Other	60.2	122.7	67.9
Total Current Assets	1,111.6	1,592.0	1,089.3
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,316.7	1,112.4	1,106.8
Other	263.5	258.1	267.0
Total Deferred Charges and Other Assets	2,751.8	2,542.1	2,545.4
Total Assets	$10,049.0	$10,083.7	$9,401.3

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2023	2022	2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at March 31, 2023, September 30, 2022, and March 31, 2022)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 52.6 million, 52.5 million, and 52.1 million shares issued and outstanding at March 31, 2023, September 30, 2022, and March 31, 2022, respectively)	52.6	52.5	52.1
Paid-in capital	1,576.5	1,571.3	1,541.1
Retained earnings	1,089.5	905.5	992.3
Accumulated other comprehensive income	25.9	47.2	13.7
Total Shareholders' Equity	2,986.5	2,818.5	2,841.2
Temporary equity	18.8	13.1	11.8
Long-term debt (less current portion)	3,702.5	2,958.5	3,207.3
Total Capitalization	6,707.8	5,790.1	6,060.3
Current Liabilities:
Current portion of long-term debt	256.6	281.2	31.2
Notes payable	561.0	1,037.5	607.1
Accounts payable	232.3	617.4	367.5
Advance customer billings	6.8	18.7	6.3
Wages and compensation accrued	38.6	50.2	39.3
Customer deposits	28.3	28.2	29.4
Taxes accrued	79.9	90.1	67.4
Regulatory liabilities	5.3	3.7	3.2
Other	198.1	226.6	244.4
Total Current Liabilities	1,406.9	2,353.6	1,395.8
Deferred Credits and Other Liabilities:
Deferred income taxes	737.9	675.1	666.5
Pension and postretirement benefit costs	158.6	163.0	199.2
Asset retirement obligations	531.5	520.9	530.1
Regulatory liabilities	360.3	418.2	400.4
Other	146.0	162.8	149.0
Total Deferred Credits and Other Liabilities	1,934.3	1,940.0	1,945.2
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$10,049.0	$10,083.7	$9,401.3

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2023:
Balance at December 31, 2022	52,541,696	$52.5	$242.0	$1,571.8	$953.0	$44.8	$2,864.1
Net income	—	—	—	—	179.2	—	179.2
Common stock issued	40,500	0.1	—	2.9	—	—	3.0
Dividend reinvestment plan	5,421	—	—	0.3	—	—	0.3
Stock-based compensation costs	—	—	—	1.5	—	—	1.5
Stock issued under stock-based compensation plans	6,008	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(192)	—	—	—	—	—	—
Temporary equity adjustment to redemption value	—	—	—	—	(1.3)	—	(1.3)
Dividends declared:
Common stock ($0.72 per share)	—	—	—	—	(37.7)	—	(37.7)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(18.9)	(18.9)
Balance at March 31, 2023	52,593,433	$52.6	$242.0	$1,576.5	$1,089.5	$25.9	$2,986.5

Six Months Ended March 31, 2023:
Balance at September 30, 2022	52,494,543	$52.5	$242.0	$1,571.3	$905.5	$47.2	$2,818.5
Net income	—	—	—	—	270.2	—	270.2
Common stock issued	40,500	0.1	—	2.9	—	—	3.0
Dividend reinvestment plan	11,121	—	—	0.7	—	—	0.7
Stock-based compensation costs	—	—	—	2.9	—	—	2.9
Stock issued under stock-based compensation plans	64,686	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(17,417)	—	—	(1.3)	—	—	(1.3)
Temporary equity adjustment to redemption value	—	—	—	—	(3.0)	—	(3.0)
Dividends declared:
Common stock ($1.44 per share)	—	—	—	—	(75.8)	—	(75.8)
Preferred stock ($0.7375 per depositary share)	—	—	—	—	(7.4)	—	(7.4)
Other comprehensive loss, net of tax	—	—	—	—	—	(21.3)	(21.3)
Balance at March 31, 2023	52,593,433	$52.6	$242.0	$1,576.5	$1,089.5	$25.9	$2,986.5

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2022:
Balance at December 31, 2021	51,742,481	$51.7	$242.0	$1,516.9	$859.5	$(0.3)	$2,669.8
Net income	—	—	—	—	173.6	—	173.6
Common stock issued	354,000	0.3	—	22.8	—	—	23.1
Dividend reinvestment plan	7,036	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.1	—	—	1.1
Stock issued under stock-based compensation plans	13,452	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(302)	—	—	—	—	—	—
Temporary equity adjustment to redemption value	—	—	—	—	(1.3)	—	(1.3)
Dividends declared:
Common stock ($0.685 per share)	—	—	—	—	(35.8)	—	(35.8)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	14.0	14.0
Balance at March 31, 2022	52,116,667	$52.1	$242.0	$1,541.1	$992.3	$13.7	$2,841.2

Six Months Ended March 31, 2022:
Balance at September 30, 2021	51,684,883	$51.7	$242.0	$1,517.9	$843.0	$3.6	$2,658.2
Net income	—	—	—	—	229.3	—	229.3
Common stock issued	354,000	0.3	—	22.8	—	—	23.1
Dividend reinvestment plan	13,269	—	—	0.8	—	—	0.8
Stock-based compensation costs	—	—	—	1.4	—	—	1.4
Stock issued under stock-based compensation plans	91,428	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(26,913)	—	—	(1.7)	—	—	(1.7)
Temporary equity adjustment to redemption value	—	—	—	—	(1.2)	—	(1.2)
Dividends declared:
Common stock ($1.37 per share)	—	—	—	—	(71.4)	—	(71.4)
Preferred stock ($0.7375 per depository share)	—	—	—	—	(7.4)	—	(7.4)
Other comprehensive income, net of tax	—	—	—	—	—	10.1	10.1
Balance at March 31, 2022	52,116,667	$52.1	$242.0	$1,541.1	$992.3	$13.7	$2,841.2

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2023	2022
Operating Activities:
Net Income	$270.2	$229.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124.7	115.8
Deferred income taxes and investment tax credits	62.5	59.1
Changes in assets and liabilities:
Accounts receivable	43.7	(3.4)
Inventories	218.2	136.9
Regulatory assets and liabilities	(35.5)	(230.5)
Accounts payable	(372.9)	(21.1)
Delayed/advance customer billings, net	(76.3)	(71.4)
Taxes accrued	(10.8)	(11.2)
Other assets and liabilities	(50.6)	(51.4)
Other	6.7	3.0
Net cash provided by operating activities	179.9	155.1
Investing Activities:
Capital expenditures	(307.8)	(275.9)
Advance payment for business acquisition	(37.1)	—
Other	4.2	2.7
Net cash used in investing activities	(340.7)	(273.2)
Financing Activities:
Issuance of long-term debt	755.0	300.0
Repayment of long-term debt	(31.2)	(55.8)
Repayment of short-term debt, net	(476.5)	(64.9)
Issuance of common stock	3.6	24.0
Dividends paid on common stock	(74.5)	(70.1)
Dividends paid on preferred stock	(7.4)	(7.4)
Other	(7.5)	(3.8)
Net cash provided by financing activities	161.5	122.0
Net Increase in Cash, Cash Equivalents, and Restricted Cash	0.7	3.9
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	20.5	11.3
Cash, Cash Equivalents, and Restricted Cash at End of Period	$21.2	$15.2

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(80.5)	$(56.5)
Income taxes	(1.4)	(0.2)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2023	2022	2023	2022
Operating Revenues	$791.0	$571.2	$1,332.2	$919.1
Operating Expenses:
Natural gas	465.7	287.8	782.4	444.1
Operation and maintenance	77.4	64.3	154.5	130.6
Depreciation and amortization	39.2	35.9	77.8	70.1
Taxes, other than income taxes	61.2	53.0	97.6	78.7
Total Operating Expenses	643.5	441.0	1,112.3	723.5
Operating Income	147.5	130.2	219.9	195.6
Interest Expense, Net	24.6	14.2	46.6	28.7
Other Income (Expense), Net	5.9	(2.4)	10.9	3.5
Income Before Income Taxes	128.8	113.6	184.2	170.4
Income Tax Expense	16.7	15.4	24.8	26.9
Net Income	112.1	98.2	159.4	143.5
Other Comprehensive Income, Net of Tax	0.1	0.1	0.2	0.2
Comprehensive Income	$112.2	$98.3	$159.6	$143.7

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2023	2022	2022
ASSETS
Utility Plant	$4,731.2	$4,550.4	$4,416.9
Less: Accumulated depreciation and amortization	1,027.1	982.1	949.2
Net Utility Plant	3,704.1	3,568.3	3,467.7
Other Property and Investments	66.7	58.9	66.9
Current Assets:
Accounts receivable:
Utility	362.0	131.5	288.6
Associated companies	3.8	3.7	3.6
Other	32.5	44.5	35.3
Allowance for credit losses	(34.5)	(24.9)	(27.0)
Delayed customer billings	84.5	16.1	53.5
Inventories:
Natural gas	86.7	215.3	80.9
Propane gas	8.6	8.6	8.6
Materials and supplies	24.4	22.0	18.6
Regulatory assets	62.7	288.1	112.7
Prepayments	18.5	23.3	16.0
Total Current Assets	649.2	728.2	590.8
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	722.0	547.6	572.7
Other	107.2	105.0	126.4
Total Deferred Charges and Other Assets	1,039.4	862.8	909.3
Total Assets	$5,459.4	$5,218.2	$5,034.7

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2023	2022	2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 25,325, 25,325, and 24,929 shares issued and outstanding at March 31, 2023, September 30, 2022, and March 31, 2022, respectively)	$816.2	$816.2	$788.4
Retained earnings	1,061.3	931.9	960.5
Accumulated other comprehensive loss	(2.5)	(2.7)	(4.0)
Total Shareholder's Equity	1,875.0	1,745.4	1,744.9
Long-term debt (less current portion)	1,784.5	1,387.7	1,637.1
Total Capitalization	3,659.5	3,133.1	3,382.0
Current Liabilities:
Current portion of long-term debt	250.0	250.0	—
Notes payable	200.0	—	—
Notes payable – associated companies	60.7	445.3	277.2
Accounts payable	78.8	119.0	96.9
Accounts payable – associated companies	11.3	13.3	6.9
Advance customer billings	—	7.0	—
Wages and compensation accrued	20.4	33.8	27.1
Customer deposits	6.0	6.5	7.7
Taxes accrued	47.2	50.4	37.4
Other	52.5	45.6	49.4
Total Current Liabilities	726.9	970.9	502.6
Deferred Credits and Other Liabilities:
Deferred income taxes	533.3	500.1	498.9
Pension and postretirement benefit costs	99.8	115.5	132.9
Asset retirement obligations	112.8	110.6	146.3
Regulatory liabilities	276.9	331.8	313.7
Other	50.2	56.2	58.3
Total Deferred Credits and Other Liabilities	1,073.0	1,114.2	1,150.1
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$5,459.4	$5,218.2	$5,034.7

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2023:
Balance at December 31, 2022	25,325	$0.1	$816.1	$979.2	$(2.6)	$1,792.8
Net Income	—	—	—	112.1	—	112.1
Dividends declared	—	—	—	(30.0)	—	(30.0)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at March 31, 2023	25,325	$0.1	$816.1	$1,061.3	$(2.5)	$1,875.0

Six Months Ended March 31, 2023:
Balance at September 30, 2022	25,325	$0.1	$816.1	$931.9	$(2.7)	$1,745.4
Net income	—	—	—	159.4	—	159.4
Dividends declared	—	—	—	(30.0)	—	(30.0)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at March 31, 2023	25,325	$0.1	$816.1	$1,061.3	$(2.5)	$1,875.0

Three Months Ended March 31, 2022:
Balance at December 31, 2021	24,577	$0.1	$765.0	$862.3	$(4.1)	$1,623.3
Net income	—	—	—	98.2	—	98.2
Common stock issued to Spire Inc.	352	—	23.3	—	—	23.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at March 31, 2022	24,929	$0.1	$788.3	$960.5	$(4.0)	$1,744.9

Six Months Ended March 31, 2022:
Balance at September 30, 2021	24,577	$0.1	$765.0	$817.0	$(4.2)	$1,577.9
Net income	—	—	—	143.5	—	143.5
Common stock issued to Spire Inc.	352	—	23.3	—	—	23.3
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at March 31, 2022	24,929	$0.1	$788.3	$960.5	$(4.0)	$1,744.9

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2023	2022
Operating Activities:
Net Income	$159.4	$143.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77.8	70.1
Deferred income taxes and investment tax credits	24.8	26.9
Changes in assets and liabilities:
Accounts receivable	(208.9)	18.2
Inventories	126.2	92.4
Regulatory assets and liabilities	0.6	(181.3)
Accounts payable	(31.5)	12.9
Delayed/advance customer billings, net	(75.4)	(70.8)
Taxes accrued	(3.2)	(3.8)
Other assets and liabilities	(47.4)	(41.7)
Other	0.8	0.7
Net cash provided by operating activities	23.2	67.1
Investing Activities:
Capital expenditures	(206.6)	(176.0)
Other	1.8	1.4
Net cash used in investing activities	(204.8)	(174.6)
Financing Activities:
Issuance of long-term debt	400.0	300.0
Issuance (repayment) of short-term debt, net	200.0	(250.0)
(Repayments to) borrowings from Spire, net	(384.5)	36.2
Issuance of common stock	—	23.3
Dividends paid	(30.0)	—
Other	(3.9)	(2.0)
Net cash provided by financing activities	181.6	107.5
Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(44.1)	$(28.3)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2023	2022	2023	2022
Operating Revenues	$218.3	$204.1	$370.7	$330.7
Operating Expenses:
Natural gas	61.8	52.1	131.2	97.6
Operation and maintenance	34.5	32.9	69.6	67.4
Depreciation and amortization	17.0	16.7	34.0	33.2
Taxes, other than income taxes	16.1	14.5	26.7	23.5
Total Operating Expenses	129.4	116.2	261.5	221.7
Operating Income	88.9	87.9	109.2	109.0
Interest Expense, Net	9.0	4.7	17.3	9.8
Other Income, Net	0.3	0.1	0.7	0.5
Income Before Income Taxes	80.2	83.3	92.6	99.7
Income Tax Expense	20.2	20.9	23.4	25.1
Net Income	$60.0	$62.4	$69.2	$74.6

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2023	2022	2022
ASSETS
Utility Plant	$2,781.4	$2,732.6	$2,643.9
Less: Accumulated depreciation and amortization	1,208.7	1,184.1	1,154.0
Net Utility Plant	1,572.7	1,548.5	1,489.9
Current Assets:
Cash and cash equivalents	1.0	2.4	0.2
Accounts receivable:
Utility	75.4	69.9	86.0
Associated companies	0.8	1.3	0.7
Other	5.3	6.5	5.6
Allowance for credit losses	(5.3)	(6.3)	(7.1)
Delayed customer billings	1.0	4.8	1.2
Inventories:
Natural gas	41.4	72.5	32.0
Materials and supplies	20.5	16.3	13.1
Regulatory assets	64.8	56.9	41.0
Prepayments	3.8	5.8	3.6
Total Current Assets	208.7	230.1	176.3
Deferred Charges and Other Assets:
Regulatory assets	568.3	538.2	506.7
Deferred income taxes	—	11.0	9.1
Other	81.9	81.3	63.6
Total Deferred Charges and Other Assets	650.2	630.5	579.4
Total Assets	$2,431.6	$2,409.1	$2,245.6

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2023	2022	2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$289.9	$316.9	$322.9
Retained earnings	645.3	589.1	611.2
Total Shareholder's Equity	935.2	906.0	934.1
Long-term debt	745.7	571.5	571.4
Total Capitalization	1,680.9	1,477.5	1,505.5
Current Liabilities:
Notes payable – associated companies	121.3	260.9	156.6
Accounts payable	29.8	85.6	50.8
Accounts payable – associated companies	7.0	4.4	6.2
Advance customer billings	5.3	9.9	5.2
Wages and compensation accrued	5.4	7.6	5.6
Customer deposits	19.6	19.0	19.0
Taxes accrued	26.4	31.3	24.3
Other	15.7	22.4	12.3
Total Current Liabilities	230.5	441.1	280.0
Deferred Credits and Other Liabilities:
Deferred income taxes	12.3	—	—
Pension and postretirement benefit costs	52.8	40.5	59.1
Asset retirement obligations	406.9	398.7	370.0
Regulatory liabilities	21.5	23.0	24.7
Other	26.7	28.3	6.3
Total Deferred Credits and Other Liabilities	520.2	490.5	460.1
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$2,431.6	$2,409.1	$2,245.6

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended March 31, 2023:
Balance at December 31, 2022	1,972,052	$—	$305.4	$595.3	$900.7
Net income	—	—	—	60.0	60.0
Return of capital to Spire	—	—	(15.5)	—	(15.5)
Dividends declared	—	—	—	(10.0)	(10.0)
Balance at March 31, 2023	1,972,052	$—	$289.9	$645.3	$935.2

Six Months Ended March 31, 2023:
Balance at September 30, 2022	1,972,052	$—	$316.9	$589.1	$906.0
Net income	—	—	—	69.2	69.2
Return of capital to Spire	—	—	(27.0)	—	(27.0)
Dividends declared	—	—	—	(13.0)	(13.0)
Balance at March 31, 2023	1,972,052	$—	$289.9	$645.3	$935.2

Three Months Ended March 31, 2022:
Balance at December 31, 2021	1,972,052	$—	$322.9	$556.8	$879.7
Net income	—	—	—	62.4	62.4
Dividends declared	—	—	—	(8.0)	(8.0)
Balance at March 31, 2022	1,972,052	$—	$322.9	$611.2	$934.1

Six Months Ended March 31, 2022:
Balance at September 30, 2021	1,972,052	$—	$328.9	$552.6	$881.5
Net income	—	—	—	74.6	74.6
Return of capital to Spire	—	—	(6.0)	—	(6.0)
Dividends declared	—	—	—	(16.0)	(16.0)
Balance at March 31, 2022	1,972,052	$—	$322.9	$611.2	$934.1

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2023	2022
Operating Activities:
Net Income	$69.2	$74.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.0	33.2
Deferred income taxes and investment tax credits	23.4	25.1
Changes in assets and liabilities:
Accounts receivable	(4.8)	(34.9)
Inventories	26.9	1.3
Regulatory assets and liabilities	(32.3)	(50.7)
Accounts payable	(39.2)	7.4
Delayed/advance customer billings	(0.7)	(0.6)
Taxes accrued	(4.9)	(6.1)
Other assets and liabilities	12.6	(14.2)
Other	0.2	(0.1)
Net cash provided by operating activities	84.4	35.0
Investing Activities:
Capital expenditures	(72.9)	(71.0)
Other	0.7	0.6
Net cash used in investing activities	(72.2)	(70.4)
Financing Activities:
Issuance of long-term debt	175.0	—
Repayment of long-term debt	—	(50.0)
(Repayments to) borrowings from Spire, net	(139.6)	107.6
Return of capital to Spire	(27.0)	(6.0)
Dividends paid	(21.0)	(16.0)
Other	(1.0)	—
Net cash (used in) provided by financing activities	(13.6)	35.6
Net (Decrease) Increase in Cash and Cash Equivalents	(1.4)	0.2
Cash and Cash Equivalents at Beginning of Period	2.4	—
Cash and Cash Equivalents at End of Period	$1.0	$0.2

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(12.6)	$(10.1)
Income taxes	—	—

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

Certain information is presented by reportable segment, as described below. Effective during the first quarter of fiscal 2023, the Company changed its reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. Specifically, Midstream, which was formerly included in Other, is now reported separately. The Company's historical segment disclosures have been recast to be consistent with the current presentation.

NATURE OF OPERATIONS – Spire has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: Spire Missouri, serving St. Louis, Kansas City, and other areas in Missouri; Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving the Mobile, Alabama area and south-central Mississippi. The Gas Marketing segment includes Spire’s largest gas-related business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services throughout the United States (U.S.). The Midstream segment includes Spire Storage and Spire STL Pipeline, which are subsidiaries engaged in the storage and transportation of natural gas. The activities of the Company’s other subsidiaries are reported as Other and are described in Note 10, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.

The Company’s earnings are derived primarily from its Gas Utility segment. Due to the seasonal nature of the Utilities’ business and the volumetric Spire Missouri rate design, earnings are typically concentrated during the heating season of November through April each fiscal year. As a result, the interim statements of income for Spire, Spire Missouri and Spire Alabama are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year.

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

As authorized by the Missouri Public Service Commission (MoPSC), the Mississippi Public Service Commission (MSPSC) and the Alabama Public Service Commission (APSC), the Purchased Gas Adjustment (PGA) clauses and Gas Supply Adjustment (GSA) riders allow the Utilities to pass through to customers the cost of purchased gas supplies. Regulatory assets and liabilities related to the PGA clauses and the GSA riders are both labeled Unamortized Purchased Gas Adjustments herein. See additional information about regulatory assets and liabilities in Note 5, Regulatory Matters.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Spire Missouri
Purchases of natural gas from Spire Marketing	$13.8	$17.9	$42.3	$36.1
Transportation services received from Spire STL Pipeline	7.8	7.8	15.9	15.9
Sales of natural gas to Spire Marketing	0.1	—	0.1	—
Spire Alabama
Purchases of natural gas from Spire Marketing	$—	$—	$1.1	$—

RESTRICTED CASH AND OTHER INVESTMENTS – In Spire’s statement of cash flows for the period ended March 31, 2023, total Cash, Cash Equivalents, and Restricted Cash included $14.3, $14.0 and $6.9 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of March 31, 2023,  September 30, 2022, and March 31, 2022, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in a trust account based on collateral requirements for reinsurance at Spire’s risk management company.

A subsidiary of Spire Storage, in the Midstream segment, acquired a natural gas storage facility in northern Oklahoma formerly known as Salt Plains Storage on April 1, 2023. This will be reflected as a business combination in Spire’s third fiscal quarter ending June 30, 2023, with the assets acquired and liabilities assumed recorded based on their fair value at the acquisition date, and goodwill, if any, measured as the excess of the purchase price over the value of the net assets acquired. Because the closing date occurred on a weekend, Spire made a refundable payment of the $37.1 preliminary purchase price in advance on Friday, March 31, 2023, which is reflected in “Other Investments” in the consolidated balance sheet as of that date and as “Advance payment for business acquisition” on the related consolidated statement of cash flows.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	March 31,	September 30,	March 31,
	2023	2022	2022
Spire	$66.3	$77.8	$38.8
Spire Missouri	35.4	45.6	28.7
Spire Alabama	5.2	19.2	5.0

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

	Spire		Spire Missouri		Spire Alabama
Three Months Ended March 31,	2023	2022	2023	2022	2023	2022
Allowance at beginning of period	$34.5	$31.4	$28.2	$23.8	$5.5	$6.7
Provision for expected credit losses	8.2	5.2	7.3	4.7	0.5	0.5
Write-offs, net of recoveries	(2.1)	(1.5)	(1.0)	(1.5)	(0.7)	(0.1)
Allowance at end of period	$40.6	$35.1	$34.5	$27.0	$5.3	$7.1

Six Months Ended March 31,	2023	2022	2023	2022	2023	2022
Allowance at beginning of period	$31.9	$30.3	$24.9	$22.6	$6.3	$6.6
Provision for expected credit losses	12.3	6.7	11.1	6.8	0.7	—
Write-offs, net of recoveries	(3.6)	(1.9)	(1.5)	(2.4)	(1.7)	0.5
Allowance at end of period	$40.6	$35.1	$34.5	$27.0	$5.3	$7.1

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Spire
Gas Utility:
Residential	$730.2	$687.3	$1,248.2	$1,029.3
Commercial and industrial	260.3	85.6	430.9	189.4
Transportation	33.3	33.5	64.2	64.7
Off-system and other incentive	6.1	12.0	13.7	16.8
Other customer revenue	4.3	6.5	8.7	10.1
Total revenue from contracts with customers	1,034.2	824.9	1,765.7	1,310.3
Changes in accrued revenue under alternative revenue programs	20.3	(7.5)	21.8	10.6
Total Gas Utility operating revenues	1,054.5	817.4	1,787.5	1,320.9
Gas Marketing	60.6	59.4	134.7	107.3
Midstream	16.5	13.8	31.7	26.7
Other	4.1	4.3	8.1	8.0
Total before eliminations	1,135.7	894.9	1,962.0	1,462.9
Intersegment eliminations (see Note 10, Information by Operating Segment)	(12.3)	(14.0)	(24.6)	(26.6)
Total Operating Revenues	$1,123.4	$880.9	$1,937.4	$1,436.3

Spire Missouri
Residential	$570.0	$529.1	$970.6	$776.2
Commercial and industrial	185.2	19.9	308.1	88.1
Transportation	9.9	10.1	19.0	19.3
Off-system and other incentive	4.5	11.3	9.6	15.8
Other customer revenue	4.3	3.6	6.3	5.9
Total revenue from contracts with customers	773.9	574.0	1,313.6	905.3
Changes in accrued revenue under alternative revenue programs	17.1	(2.8)	18.6	13.8
Total Operating Revenues	$791.0	$571.2	$1,332.2	$919.1

Spire Alabama
Residential	$135.1	$129.9	$231.4	$210.0
Commercial and industrial	61.5	51.6	95.1	77.6
Transportation	20.8	20.7	40.1	40.1
Off-system and other incentive	1.7	0.6	4.1	1.0
Other customer revenue	0.7	1.9	1.9	2.7
Total revenue from contracts with customers	219.8	204.7	372.6	331.4
Changes in accrued revenue under alternative revenue programs	(1.5)	(0.6)	(1.9)	(0.7)
Total Operating Revenues	$218.3	$204.1	$370.7	$330.7

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Spire	$60.2	$51.9	$90.6	$73.8
Spire Missouri	45.6	39.0	67.7	53.9
Spire Alabama	12.6	11.3	19.4	17.0

3. EARNINGS PER COMMON SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Basic Earnings Per Common Share:
Net Income	$179.2	$173.6	$270.2	$229.3
Less: Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.4	0.2	0.5	0.3
Income Available to Common Shareholders	$175.1	$169.7	$262.3	$221.6
Weighted Average Common Shares Outstanding (in millions)	52.5	51.8	52.5	51.7
Basic Earnings Per Common Share	$3.33	$3.27	$5.00	$4.28

Diluted Earnings Per Common Share:
Net Income	$179.2	$173.6	$270.2	$229.3
Less: Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.4	0.2	0.5	0.3
Income Available to Common Shareholders	$175.1	$169.7	$262.3	$221.6
Weighted Average Common Shares Outstanding (in millions)	52.5	51.8	52.5	51.7
Dilutive Effect of forward sales of common stock, restricted stock and restricted stock units (in millions)*	0.1	0.1	0.1	0.1
Weighted Average Diluted Common Shares (in millions)	52.6	51.9	52.6	51.8
Diluted Earnings Per Common Share	$3.33	$3.27	$4.99	$4.28

* Calculation excludes certain outstanding or potential common shares (shown in millions by period at the right) attributable to (1) forward sales of common stock, (2) stock units subject to performance or market conditions, and (3) restricted stock, which could have a dilutive effect in the future	0.5	0.2	0.4	0.2

4. SHAREHOLDERS’ EQUITY

ATM Program

On February 6, 2019, Spire entered into an “at-the-market” (ATM) equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). On April 28, 2022, Spire's board approved a new authorization for the sale of additional shares with an aggregate offering price of up to $200.0 with a prospectus supplement dated May 9, 2022.

Settled sales under this ATM program are included in “Common stock issued” in the Condensed Consolidated Statements of Shareholders’ Equity. Also, in the second quarter of fiscal 2023, Spire executed forward sale agreements for 228,690 shares of its common stock, which must be settled on or before September 28, 2023. No shares of common stock have been settled under the forward sale agreements. Had all shares under the forward agreements been settled as of March 31, 2023, it would have generated net proceeds of $16.0.

As of March 31, 2023, under the ATM program, Spire may sell additional shares with an aggregate offering price of up to $152.8 under the current Board of Directors authorization expiring May 2025.

5. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of March 31, 2023, September 30, 2022, and March 31, 2022.

	March 31,	September 30,	March 31,
Spire	2023	2022	2022
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$115.3	$322.2	$146.6
Other	27.7	33.2	17.4
Total Current Regulatory Assets	143.0	355.4	164.0
Noncurrent:
Pension and postretirement benefit costs	273.1	294.5	314.8
Cost of removal	516.4	493.7	456.3
Future income taxes due from customers	139.3	137.8	138.0
Energy efficiency	59.4	57.2	53.1
Unamortized purchased gas adjustments	181.3	—	35.2
Other	147.2	129.2	109.4
Total Noncurrent Regulatory Assets	1,316.7	1,112.4	1,106.8
Total Regulatory Assets	$1,459.7	$1,467.8	$1,270.8
Regulatory Liabilities:
Current:
Other	$5.3	$3.7	$3.2
Total Current Regulatory Liabilities	5.3	3.7	3.2
Noncurrent:
Deferred taxes due to customers	135.8	145.3	152.1
Pension and postretirement benefit costs	161.0	172.6	179.4
Accrued cost of removal	34.6	32.9	38.3
Unamortized purchased gas adjustments	—	53.0	17.1
Other	28.9	14.4	13.5
Total Noncurrent Regulatory Liabilities	360.3	418.2	400.4
Total Regulatory Liabilities	$365.6	$421.9	$403.6

	March 31,	September 30,	March 31,
Spire Missouri	2023	2022	2022
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$58.7	$275.1	$112.5
Other	4.0	13.0	0.2
Total Current Regulatory Assets	62.7	288.1	112.7
Noncurrent:
Future income taxes due from customers	130.9	129.2	129.3
Pension and postretirement benefit costs	195.5	222.9	227.5
Energy efficiency	59.4	57.2	53.1
Unamortized purchased gas adjustments	181.3	—	35.2
Cost of removal	24.2	25.2	34.9
Other	130.7	113.1	92.7
Total Noncurrent Regulatory Assets	722.0	547.6	572.7
Total Regulatory Assets	$784.7	$835.7	$685.4
Regulatory Liabilities:
Noncurrent:
Deferred taxes due to customers	$121.3	$127.9	$134.7
Pension and postretirement benefit costs	132.7	143.6	148.3
Accrued cost of removal	—	—	5.7
Unamortized purchased gas adjustments	—	53.0	17.1
Other	22.9	7.3	7.9
Total Noncurrent Regulatory Liabilities	276.9	331.8	313.7
Total Regulatory Liabilities	$276.9	$331.8	$313.7

	March 31,	September 30,	March 31,
Spire Alabama	2023	2022	2022
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$53.6	$43.8	$31.0
Other	11.2	13.1	10.0
Total Current Regulatory Assets	64.8	56.9	41.0
Noncurrent:
Future income taxes due from customers	2.0	2.2	2.2
Pension and postretirement benefit costs	73.1	66.5	82.0
Cost of removal	492.2	468.5	421.4
Other	1.0	1.0	1.1
Total Noncurrent Regulatory Assets	568.3	538.2	506.7
Total Regulatory Assets	$633.1	$595.1	$547.7
Regulatory Liabilities:
Noncurrent:
Pension and postretirement benefit costs	$18.0	$19.4	$21.1
Other	3.5	3.6	3.6
Total Noncurrent Regulatory Liabilities	21.5	23.0	24.7
Total Regulatory Liabilities	$21.5	$23.0	$24.7

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	March 31,	September 30,	March 31,
	2023	2022	2022
Spire
Pension and postretirement benefit costs	$127.8	$152.9	$152.0
Future income taxes due from customers	137.2	135.6	135.7
Unamortized purchased gas adjustments	240.0	275.1	147.7
Other	102.4	122.7	120.2
Total Regulatory Assets Not Earning a Return	$607.4	$686.3	$555.6

Spire Missouri
Pension and postretirement benefit costs	$127.8	$152.9	$152.0
Future income taxes due from customers	130.9	129.2	129.3
Unamortized purchased gas adjustments	240.0	275.1	147.7
Other	102.4	122.7	120.2
Total Regulatory Assets Not Earning a Return	$601.1	$679.9	$549.2

Like all the Company’s regulatory assets, these regulatory assets as of March 31, 2023 are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is less than two years. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term, up to 35 years. Spire Alabama does not have any regulatory assets that are not earning a return.

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

In the first quarter of fiscal 2022, the MoPSC approved Spire Missouri compliance tariffs with an effective date of December 23, 2021 consistent with its order in Spire Missouri's general rate case. These new tariffs were designed to increase Spire Missouri’s aggregate annual gross base rate revenues by $72.2, which includes $24.9 incremental and $47.3 already being collected through the Infrastructure System Replacement Surcharge (ISRS). The MoPSC required Spire Missouri to defer all non-operational overheads from December 23, 2021 through September 30, 2022 into a regulatory asset totaling $42.8.

On April 1, 2022, Spire Missouri filed tariff sheets to initiate a new general rate case proceeding intended to address the deferred amounts, along with other matters. The parties reached a Full Unanimous Stipulation and Agreement (the “Stipulation”) to resolve all issues in the case, which was filed with the MoPSC on November 4, 2022. On November 18, 2022, the Stipulation was approved, including authorization of $78.0 in new base rate revenue (including $19.0 already being collected through ISRS) and recovery of deferred overheads through amortization of the related regulatory asset. New base rates became effective on December 26, 2022.

The ISRS allows Spire Missouri expedited recovery for its investment to replace qualifying components of its infrastructure without the necessity of a formal rate case. As noted above, all prior ISRS revenues were reset to zero as of December 26, 2022 as a result of Spire Missouri's most recent base rate case. On April 20, 2023, the MoPSC approved an incremental annual ISRS revenue increase of $7.7, reflecting eligible pipe replacement from October 2022 through February 2023. This rate increase will be effective May 6, 2023.

The Utilities purchase the natural gas to be delivered to their customers and typically defer the recovery of this expense thereby lessening the immediate impact on customers’ bills of higher realized commodity costs. These deferred gas balances are expected to be recovered over the next 12 months pursuant to tariff adjustments effective in Missouri (and Alabama). Spire Missouri filed Purchase Gas Adjustment (PGA) changes to its tariff in November and January which were approved and became effective November 29, 2022 and January 19, 2023, respectively.

On May 27, 2022, the MoPSC staff filed an ACA Review Recommendation and Report for the ACA period that first includes transportation charges incurred by Spire Missouri for service on the Spire STL Pipeline. That report concluded that the transaction complied with Missouri affiliate transaction rules and was prudent, and it recommended no disallowance of any Spire STL Pipeline related costs from the ACA mechanism. On July 11, 2022, Spire Missouri filed its response comments in support of the recommendation. The Missouri Office of the Public Counsel and Environmental Defense Fund (EDF) filed comments on July 29 and August 1, 2022, respectively, raising concerns about the Spire STL Pipeline transaction, the ACA process itself, and other matters. The MoPSC has entered a scheduling order in the matter which includes an evidentiary hearing on July 25-26, 2023. On January 6, 2023, Spire Missouri filed a Partial Stipulation and Agreement resolving all other issues raised by the MoPSC staff in its Recommendation and Report. The partial stipulation was approved by the MoPSC on January 25, 2023, and will result in a $0.6 credit to the ACA balance. Issues relating to Spire STL Pipeline costs remain contested. On April 28, 2023, MoPSC Staff and its consultant filed direct testimony confirming their position that the transaction was prudent and in compliance with Missouri affiliate transaction rules. EDF also filed direct testimony arguing Spire Missouri imprudently changed the physical manner in which it receives supply and created risk for customers, and advocating for a disallowance of $27.7 in the case. No other parties filed direct testimony. Rebuttal testimony from all parties is due to be filed in late May 2023.

The MoPSC has initiated their annual ACA dockets (GR-2022-0135 and GR-2022-0136) to audit gas commodity and transportation costs for the 2020-2021 heating season, which includes the impact of Winter Storm Uri on Spire Missouri's natural gas portfolio. On December 15, 2022, the MoPSC staff filed its Reports and Recommendations in these cases. Spire Missouri filed its responses to these Reports and Recommendations on January 19, 2023. The MoPSC has ordered that a status report or procedural schedule be submitted no later than May 22, 2023.

Spire Alabama

On October 26, 2022, Spire Alabama made its annual Rate Stabilization and Equalization (RSE) rate filing with the APSC, presenting the utility’s budget for the fiscal year ending September 30, 2023, including net income and a calculation of allowed return on average common equity (ROE). The budget reflected the start of amortization of the accumulated deferred income tax (ADIT) adjustment related to the Tax Cuts and Jobs Act of 2017 (TCJA). New rates designed to provide an annual revenue increase of $15.0 became effective January 1, 2023.

Spire Alabama filed GSA rate increases effective December 1, 2022, and January 1, 2023, primarily attributable to higher natural gas prices.

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.

In October 2022, Spire Gulf made its annual RSE rate filing with the APSC based on its budget for fiscal 2023 and an allowed ROE of 9.95%. The budget reflected the start of amortization of the excess ADIT from the TCJA. New rates designed to provide an annual revenue increase of $2.5 became effective January 1, 2023.

On September 14, 2022, Spire Mississippi filed its Rate Stabilization Adjustment Rider with the Mississippi Public Service Commission (MSPSC) for the rate year ended June 30, 2022, which reflected an increase to annual revenues of $1.3. The MSPSC, by its order dated December 6, 2022, approved a stipulation agreement between the Mississippi Public Utility Staff and Spire Mississippi that provides for an annual revenue increase of $0.8 through rates that became effective on January 1, 2023.

In August 2018, the FERC approved an order issuing Certificates of Public Convenience and Necessity (“FERC Certificates”) for the Spire STL Pipeline ( “August 2018 Order”). In November 2019, the FERC issued an Order on Rehearing of the August 2018 Order dismissing or denying the outstanding requests for rehearing filed by several parties, dismissing the request for stay filed by one party, and noting the withdrawal of the request for rehearing by another party. In January 2020, two of the rehearing parties filed petitions for review of the FERC’s orders with the U.S. Court of Appeals for the District of Columbia Circuit (“DC Circuit”). On June 22, 2021, the DC Circuit issued an order vacating the FERC Certificates and remanding the matter back to the FERC for further action. On September 14, 2021 and December 3, 2021, the FERC issued temporary certificates for the continued authorized operation of the Spire STL Pipeline pending the outcome of its determination on remand. On December 15, 2022, the FERC issued its order on remand reissuing permanent FERC Certificates for the continued operation of Spire STL Pipeline. On January 17, 2023, EDF requested rehearing of the December 15, 2022 FERC order, but on February 17, 2023, that rehearing request was denied by operation of law. On April 20, 2023, the FERC issued an “Order Addressing Arguments Raised on Rehearing” in which it further clarified the rationale for denying EDF's rehearing request. EDF has 60 days, or until June 19, 2023, to file an appeal with the DC Circuit or another federal appellate court.

6. FINANCING

Short-term

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks, which was amended July 22, 2022, to increase the commitment and sublimits and extend the agreement through July 22, 2027. The amended loan agreement has an aggregate credit commitment of $1,300.0, including sublimits of $450.0 for the Spire holding company, $575.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,300.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating, as well as sustainability rate adjustments based on Spire's DART (“Days Away Restricted or Transferred”) rate and methane emissions reductions. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower's consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on March 31, 2023, total debt was less than 65% of total capitalization for each borrower. There were no borrowings against this credit facility as of March 31, 2023.

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

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of March 31, 2023, $224.2 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)	Spire Missouri		Spire Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Six Months Ended March 31, 2023
Highest borrowings outstanding	$1,282.0	$250.0	$656.9	$274.0	$1,482.0
Lowest borrowings outstanding	354.4	—	3.8	76.7	554.4
Weighted average borrowings	922.7	111.0	383.6	134.9	1,033.7
Weighted average interest rate	4.6%	5.4%	4.5%	4.6%	4.7%
As of March 31, 2023
Borrowings outstanding	$361.0	$200.0	$60.7	$121.3	$561.0
Weighted average interest rate	5.3%	5.6%	5.3%	5.3%	5.4%
As of September 30, 2022
Borrowings outstanding	$1,037.5	$—	$445.3	$260.9	$1,037.5
Weighted average interest rate	3.3%	0.0%	3.3%	3.3%	3.3%
As of March 31, 2022
Borrowings outstanding	$607.1	$—	$277.2	$156.6	$607.1
Weighted average interest rate	0.9%	0.0%	0.9%	0.9%	0.9%

Long-term

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of March 31, 2023, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Spire	$1.9	$1.0	$3.5	$2.1
Spire Missouri	0.6	0.1	1.1	0.1
Spire Alabama	0.6	0.8	1.3	1.6

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

On February 13, 2023, Spire Missouri issued $400.0 aggregate principal amount of its 4.800% Series First Mortgage Bonds due 2033. Interest is payable semi-annually. The notes are senior secured indebtedness of Spire Missouri and rank equally with all other existing and future senior secured indebtedness issued by Spire Missouri under its mortgage and deed of trust. The bonds are secured by a first mortgage lien on substantially all of the real properties of Spire Missouri, subject to limited exceptions.

On March 7, 2023, Spire issued $150.0 aggregate principal amount of its 5.80% Series 2023 Senior Notes due March 15, 2033. Interest is payable semi-annually. The notes are senior unsecured obligations of the Company.

In the quarter ended March 31, 2023, the company settled interest rate swap contracts with a notional amount of $325.0 and a realized gain of $39.5. This gain will be amortized against the interest expense related to the 10-year debt issued during that quarter (described in the previous two paragraphs).

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, notes receivable, and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 8, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of March 31, 2023, September 30, 2022, and March 31, 2022.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of March 31, 2023
Cash and cash equivalents	$6.9	$6.9	$6.9	$—
Notes payable	561.0	561.0	—	561.0
Long-term debt, including current portion	3,959.1	3,704.2	—	3,704.2
As of September 30, 2022
Cash and cash equivalents	$6.5	$6.5	$6.5	$—
Notes payable	1,037.5	1,037.5	—	1,037.5
Long-term debt, including current portion	3,239.7	2,851.8	—	2,851.8
As of March 31, 2022
Cash and cash equivalents	$8.3	$8.3	$8.3	$—
Notes payable	607.1	607.1	—	607.1
Long-term debt, including current portion	3,238.5	3,299.1	—	3,299.1

Spire Missouri
As of March 31, 2023
Notes payable	$200.0	$200.0	$—	$200.0
Notes payable – associated companies	60.7	60.7	—	60.7
Long-term debt, including current portion	2,034.5	1,930.2	—	1,930.2
As of September 30, 2022
Notes payable – associated companies	$445.3	$445.3	$—	$445.3
Long-term debt, including current portion	1,637.7	1,473.9	—	1,473.9
As of March 31, 2022
Notes payable – associated companies	$277.2	$277.2	$—	$277.2
Long-term debt	1,637.1	1,691.9	—	1,691.9

Spire Alabama
As of March 31, 2023
Cash and cash equivalents	$1.0	$1.0	$1.0	$—
Notes payable – associated companies	121.3	121.3	—	121.3
Long-term debt	745.7	696.6	—	696.6
As of September 30, 2022
Cash and cash equivalents	$2.4	$2.4	$2.4	$—
Notes payable – associated companies	260.9	260.9	—	260.9
Long-term debt	571.5	485.0	—	485.0
As of March 31, 2022
Cash and cash equivalents	$0.2	$0.2	$0.2	$—
Notes payable – associated companies	156.6	156.6	—	156.6
Long-term debt	571.4	588.0	—	588.0

8. FAIR VALUE MEASUREMENTS

The information presented in the following tables categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE), and also certain natural gas commodity contracts. Derivative instruments classified in Level 2 include derivatives that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of March 31, 2023, September 30, 2022, and March 31, 2022. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2023
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.7	$—	$—	$20.7
NYMEX/ICE natural gas contracts	0.1	—	(0.1)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	31.9	—	(31.9)	—
Natural gas commodity contracts	39.2	—	(1.3)	37.9
Other:
U.S. stock/bond mutual funds	29.2	—	—	29.2
Interest rate swaps	16.5	—	—	16.5
Total	$137.6	$—	$(33.3)	$104.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$62.7	$—	$(62.7)	$—
Gasoline and heating oil contracts	0.5	—	(0.5)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	48.1	—	(48.1)	—
Natural gas commodity contracts	32.4	—	(1.3)	31.1
Other:
Interest rate swaps	2.2	—	—	2.2
Total	$145.9	$—	$(112.6)	$33.3

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2022
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$19.1	$—	$—	$19.1
NYMEX/ICE natural gas contracts	57.8	—	(57.8)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	91.8	—	(91.8)	—
Natural gas commodity contracts	56.6	—	(4.0)	52.6
Other:
U.S. stock/bond mutual funds	29.3	—	—	29.3
Interest rate swaps	63.6	—	—	63.6
Total	$318.2	$—	$(153.6)	$164.6
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$30.7	$—	$(30.7)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	82.3	—	(82.3)	—
Natural gas commodity contracts	65.5	—	(4.0)	61.5
Total	$178.5	$—	$(117.0)	$61.5

As of March 31, 2022
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$23.0	$—	$—	$23.0
NYMEX/ICE natural gas contracts	58.9	—	(58.9)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	96.1	—	(88.4)	7.7
Natural gas commodity contracts	30.8	—	(1.0)	29.8
Other:
U.S. stock/bond mutual funds	24.1	—	—	24.1
Interest rate swaps	28.8	—	(7.9)	20.9
Total	$261.7	$—	$(156.2)	$105.5
LIABILITIES
Gas Marketing:
NYMEX/ICE natural gas contracts	$40.4	$—	$(40.4)	$—
Natural gas commodity contracts	106.2	—	(1.0)	105.2
Other:
Interest rate swaps	7.9	—	(7.9)	—
Total	$154.5	$—	$(49.3)	$105.2

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2023
ASSETS
U.S. stock/bond mutual funds	$20.7	$—	$—	$20.7
NYMEX/ICE natural gas contracts	0.1	—	(0.1)	—
Total	$20.8	$—	$(0.1)	$20.7
LIABILITIES
NYMEX/ICE natural gas contracts	$62.7	$—	$(62.7)	$—
Gasoline and heating oil contracts	0.5	—	(0.5)	—
Total	$63.2	$—	$(63.2)	$—

As of September 30, 2022
ASSETS
U.S. stock/bond mutual funds	$19.1	$—	$—	$19.1
NYMEX/ICE natural gas contracts	57.8	—	(57.8)	—
Total	$76.9	$—	$(57.8)	$19.1
LIABILITIES
NYMEX/ICE natural gas contracts	$30.7	$—	$(30.7)	$—

As of March 31, 2022
ASSETS
U.S. stock/bond mutual funds	$23.0	$—	$—	$23.0
NYMEX/ICE natural gas contracts	58.9	—	(58.9)	—
Total	$81.9	$—	$(58.9)	$23.0

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Spire
Service cost – benefits earned during the period	$3.9	$5.4	$8.0	$10.8
Interest cost on projected benefit obligation	5.9	5.3	12.3	10.4
Expected return on plan assets	(5.7)	(8.2)	(12.1)	(16.4)
Amortization of prior service credit	(1.2)	(1.2)	(2.3)	(2.3)
Amortization of actuarial loss	1.6	3.6	3.2	7.3
Loss on lump-sum settlements	—	11.7	8.6	11.7
Subtotal	4.5	16.6	17.7	21.5
Regulatory adjustment	10.4	(1.2)	12.2	9.4
Net pension cost	$14.9	$15.4	$29.9	$30.9

Spire Missouri
Service cost – benefits earned during the period	$2.9	$3.8	$5.7	$7.7
Interest cost on projected benefit obligation	4.4	3.6	8.9	7.1
Expected return on plan assets	(4.5)	(5.9)	(9.0)	(11.9)
Amortization of prior service credit	(0.5)	(0.5)	(1.0)	(1.0)
Amortization of actuarial loss	1.6	2.8	3.1	5.6
Loss on lump-sum settlements	—	6.8	—	6.8
Subtotal	3.9	10.6	7.7	14.3
Regulatory adjustment	8.1	1.1	16.2	9.6
Net pension cost	$12.0	$11.7	$23.9	$23.9

Spire Alabama
Service cost – benefits earned during the period	$0.8	$1.3	$1.9	$2.7
Interest cost on projected benefit obligation	0.8	1.2	2.1	2.3
Expected return on plan assets	(0.5)	(1.4)	(1.6)	(2.8)
Amortization of prior service credit	(0.6)	(0.6)	(1.2)	(1.2)
Amortization of actuarial loss	0.2	0.8	0.3	1.7
Loss on lump-sum settlements	—	4.9	8.6	4.9
Subtotal	0.7	6.2	10.1	7.6
Regulatory adjustment	2.1	(2.5)	(4.4)	(0.6)
Net pension cost	$2.8	$3.7	$5.7	$7.0

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three and six months ended March 31, 2023, two Spire Alabama plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $27.5 for the Spire Alabama plans. The lump-sum settlement resulted in a loss of $8.6 for Spire Alabama. For the remeasurement, the discount rate for both of the Spire Alabama plans was updated to 5.6%, from 5.7% for one plan and 5.65% for the other plan, at September 30, 2022. The Spire Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan — in this case, 13.4 years for one plan and 12.4 years for the other plan. Therefore, no lump sum settlement expense was recorded in the six months ended March 31, 2023.

For the three and six months ended March 31, 2022, one Spire Missouri plan and two Spire Alabama plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $21.6 for the Spire Missouri plan and $17.4 for the Spire Alabama plans. The lump-sum settlement resulted in losses of $6.8 and $4.9 for Spire Missouri and Spire Alabama, respectively. For the remeasurement, the discount rate for the Spire Missouri plan was updated to 3.6% from 3.0% at September 30, 2021, and the discount rate for the Spire Alabama plans were updated to 3.6% from 3.0% for the first plan and 3.1% for the second plan at September 30, 2021. The Spire Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan— in this case, 12.3 years for the one plan and 12.6 years for the second plan. Therefore, no lump sum settlement expense was recorded in the period ended March 31, 2022.

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

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2023 contributions to Spire Missouri’s pension plans through March 31, 2023 were $23.2 to the qualified trusts and none to non-qualified plans. Fiscal 2023 contributions to the Spire Alabama pension plans through March 31, 2023 were $0.8. Contributions to the qualified trusts of Spire Missouri’s pension plans for the remainder of fiscal 2023 are anticipated to be $21.3. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2023 are anticipated to be $13.0.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Spire
Service cost – benefits earned during the period	$1.2	$2.0	$2.4	$3.9
Interest cost on accumulated postretirement benefit obligation	2.2	1.5	4.3	3.0
Expected return on plan assets	(3.9)	(4.3)	(7.8)	(8.5)
Amortization of prior service cost	—	0.2	0.1	0.5
Amortization of actuarial gain	(1.1)	(0.6)	(2.1)	(1.2)
Subtotal	(1.6)	(1.2)	(3.1)	(2.3)
Regulatory adjustment	0.2	0.1	0.3	3.3
Net postretirement benefit (income) cost	$(1.4)	$(1.1)	$(2.8)	$1.0

Spire Missouri
Service cost – benefits earned during the period	$1.0	$1.6	$2.0	$3.2
Interest cost on accumulated postretirement benefit obligation	1.7	1.1	3.3	2.2
Expected return on plan assets	(2.7)	(2.9)	(5.3)	(5.7)
Amortization of prior service cost	0.1	0.2	0.3	0.4
Amortization of actuarial gain	(0.8)	(0.5)	(1.6)	(1.0)
Subtotal	(0.7)	(0.5)	(1.3)	(0.9)
Regulatory adjustment	0.7	0.5	1.3	4.1
Net postretirement benefit cost	$—	$—	$—	$3.2

Spire Alabama
Service cost – benefits earned during the period	$0.1	$0.3	$0.3	$0.6
Interest cost on accumulated postretirement benefit obligation	0.5	0.3	0.9	0.7
Expected return on plan assets	(1.3)	(1.3)	(2.5)	(2.6)
Amortization of prior service (credit) cost	(0.1)	—	(0.2)	0.1
Amortization of actuarial gain	(0.2)	—	(0.3)	—
Subtotal	(1.0)	(0.7)	(1.8)	(1.2)
Regulatory adjustment	(0.4)	(0.4)	(0.9)	(0.9)
Net postretirement benefit income	$(1.4)	$(1.1)	$(2.7)	$(2.1)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through March 31, 2023 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

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

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended March 31, 2023
Operating Revenues:
Revenues from external customers	$1,054.4	$60.6	$8.2	$0.2	$—	$1,123.4
Intersegment revenues	0.1	—	8.3	3.9	(12.3)	—
Total Operating Revenues	1,054.5	60.6	16.5	4.1	(12.3)	1,123.4
Operating Expenses:
Natural gas	543.3	51.5	—	—	(8.3)	586.5
Operation and maintenance	119.3	5.7	6.2	4.9	(4.0)	132.1
Depreciation and amortization	60.2	0.4	2.0	—	—	62.6
Taxes, other than income taxes	80.4	0.6	0.8	0.1	—	81.9
Total Operating Expenses	803.2	58.2	9.0	5.0	(12.3)	863.1
Operating Income (Loss)	$251.3	$2.4	$7.5	$(0.9)	$—	$260.3
Net Economic Earnings (Loss)	$183.9	$21.8	$4.2	$(10.7)	$—	$199.2

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended March 31, 2022
Operating Revenues:
Revenues from external customers	$817.4	$59.4	$4.0	$0.1	$—	$880.9
Intersegment revenues	—	—	9.8	4.2	(14.0)	—
Total Operating Revenues	817.4	59.4	13.8	4.3	(14.0)	880.9
Operating Expenses:
Natural gas	356.0	45.8	—	—	(9.8)	392.0
Operation and maintenance	104.2	3.2	5.8	4.2	(4.2)	113.2
Depreciation and amortization	56.5	0.4	1.9	0.1	—	58.9
Taxes, other than income taxes	70.3	0.4	0.9	—	—	71.6
Total Operating Expenses	587.0	49.8	8.6	4.3	(14.0)	635.7
Operating Income	$230.4	$9.6	$5.2	$—	$—	$245.2
Net Economic Earnings (Loss)	$169.2	$14.4	$3.0	$(5.6)	$—	$181.0

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Six Months Ended March 31, 2023
Operating Revenues:
Revenues from external customers	$1,787.4	$134.7	$15.0	$0.3	$—	$1,937.4
Intersegment revenues	0.1	—	16.7	7.8	(24.6)	—
Total Operating Revenues	1,787.5	134.7	31.7	8.1	(24.6)	1,937.4
Operating Expenses:
Natural gas	944.9	77.5	—	—	(16.7)	1,005.7
Operation and maintenance	239.2	12.0	12.0	8.9	(7.9)	264.2
Depreciation and amortization	119.9	0.7	3.9	0.2	—	124.7
Taxes, other than income taxes	130.3	0.7	1.2	0.1	—	132.3
Total Operating Expenses	1,434.3	90.9	17.1	9.2	(24.6)	1,526.9
Operating Income (Loss)	$353.2	$43.8	$14.6	$(1.1)	$—	$410.5
Net Economic Earnings (Loss)	$246.8	$47.5	$8.0	$(18.0)	$—	$284.3

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Six Months Ended March 31, 2022
Operating Revenues:
Revenues from external customers	$1,320.9	$107.3	$7.8	$0.3	$—	$1,436.3
Intersegment revenues	—	—	18.9	7.7	(26.6)	—
Total Operating Revenues	1,320.9	107.3	26.7	8.0	(26.6)	1,436.3
Operating Expenses:
Natural gas	566.2	93.8	—	—	(18.8)	641.2
Operation and maintenance	211.5	5.9	11.6	8.4	(7.8)	229.6
Depreciation and amortization	111.1	0.7	3.8	0.2	—	115.8
Taxes, other than income taxes	107.3	0.4	1.5	—	—	109.2
Total Operating Expenses	996.1	100.8	16.9	8.6	(26.6)	1,095.8
Operating Income (Loss)	$324.8	$6.5	$9.8	$(0.6)	$—	$340.5
Net Economic Earnings (Loss)	$236.4	$14.9	$5.5	$(13.2)	$—	$243.6

The following table reconciles the Company’s net economic earnings to net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Income	$179.2	$173.6	$270.2	$229.3
Adjustments, pre-tax:
Fair value and timing adjustments	26.6	9.9	18.8	13.6
Income tax adjustments	(6.6)	(2.5)	(4.7)	0.7
Net Economic Earnings	$199.2	$181.0	$284.3	$243.6

The Company’s total assets by segment were as follows:

	March 31,	September 30,	March 31,
	2023	2022	2022
Total Assets:
Gas Utility	$8,317.6	$8,042.8	$7,684.1
Gas Marketing	335.0	638.7	431.1
Midstream	506.2	446.0	420.3
Other	1,959.1	2,449.2	2,123.5
Eliminations	(1,068.9)	(1,493.0)	(1,257.7)
Total Assets	$10,049.0	$10,083.7	$9,401.3

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2023, are estimated at $1,551.7, $1,133.0, and $233.4 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

A consolidated subsidiary of Spire is a limited partner in an unconsolidated partnership focusing on sustainability initiatives largely tied to the natural gas utility sector. Spire committed to contribute a total of $10.0 of capital to the partnership as and when requested by the general partner. As of March 31, 2023, the remaining unfunded commitment was $7.7.

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

•

Changes in gas supply and pipeline availability, including as a result of decisions by natural gas producers to reduce production or shut in producing natural gas wells and expiration or termination of existing supply and transportation arrangements that are not replaced with contracts with similar terms and pricing (including as a result of a failure of the Spire STL Pipeline to retain its permanent Certificate of Public Convenience and Necessity from the FERC due to any appeal related to the FERC's December 15, 2022 order granting such certificate or as a result of any related regulatory uncertainty), as well as other changes that impact supply for and access to the markets in which our subsidiaries transact business;

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

The Company has three reportable segments: Gas Utility, Gas Marketing, and Midstream. Spire’s earnings are derived primarily from its Gas Utility segment, which reflects the regulated activities of the Utilities. Due to the seasonal nature of the Utilities’ business and the volumetric Spire Missouri rate design, earnings of Spire and each of the Utilities are typically concentrated during the heating season of November through April each fiscal year.

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

Midstream

Spire's midstream operations consist of Spire Storage West LLC, Spire Storage Salt Plains LLC (jointly, “Spire Storage”) and Spire STL Pipeline LLC (“Spire STL Pipeline”). Spire STL Pipeline is a wholly owned subsidiary of Spire which owns and operates a FERC-regulated 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. Spire STL Pipeline’s operating revenue is derived primarily from Spire Missouri as its foundation shipper. Spire Storage is engaged in the storage of natural gas in both the western and midcontinent regions of the United States. The storage facility located in Wyoming consists of two storage fields operating under one FERC market-based rate tariff, while the storage facility located in Oklahoma, acquired on April 1, 2023, operates under intrastate jurisdiction with authorizations from FERC under Section 311 of the Natural Gas Policy Act to provide certain interstate storage, transportation, and hub services.

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

Net Economic Earnings and Net Economic Earnings Per Share

Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income, as applicable, the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, the largely non-cash impacts of impairments, and other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. In addition, net economic earnings per share would exclude the impact, in the fiscal year of issuance, of any shares issued to finance such activities that have yet to be included in net economic earnings.

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

EARNINGS – THREE MONTHS ENDED March 31, 2023

This section contains discussion and analysis of the results for the three months ended March 31, 2023 compared to the results for the three months ended March 31, 2022, in total and by registrant and segment.

Spire

Net Income and Net Economic Earnings

The Company reported net income growth of $5.6 and net economic earnings growth of $18.2, reflecting improved results across all segments in the quarter.

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Three Months Ended March 31, 2023
Net Income (Loss) [GAAP]	$183.5	$2.2	$4.2	$(10.7)	$179.2	$3.33
Adjustments, pre-tax:
Fair value and timing adjustments	0.5	26.1	—	—	26.6	0.50
Income tax adjustments*	(0.1)	(6.5)	—	—	(6.6)	(0.13)
Net Economic Earnings (Loss) [Non-GAAP]	$183.9	$21.8	$4.2	$(10.7)	$199.2	$3.70

Three Months Ended March 31, 2022
Net Income (Loss) [GAAP]	$169.2	$7.0	$3.0	$(5.6)	$173.6	$3.27
Adjustments, pre-tax:
Fair value and timing adjustments	—	9.9	—	—	9.9	0.20
Income tax adjustments*	—	(2.5)	—	—	(2.5)	(0.05)
Net Economic Earnings (Loss) [Non-GAAP]	$169.2	$14.4	$3.0	$(5.6)	$181.0	$3.42

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended March 31, 2023
Operating Income (Loss) [GAAP]	$251.3	$2.4	$7.5	$(0.9)	$—	$260.3
Operation and maintenance expenses	119.3	5.7	6.2	4.9	(4.0)	132.1
Depreciation and amortization	60.2	0.4	2.0	—	—	62.6
Taxes, other than income taxes	80.4	0.6	0.8	0.1	—	81.9
Less: Gross receipts tax expense	(60.0)	(0.2)	—	—	—	(60.2)
Contribution Margin [Non-GAAP]	451.2	8.9	16.5	4.1	(4.0)	476.7
Natural gas costs	543.3	51.5	—	—	(8.3)	586.5
Gross receipts tax expense	60.0	0.2	—	—	—	60.2
Operating Revenues	$1,054.5	$60.6	$16.5	$4.1	$(12.3)	$1,123.4

Three Months Ended March 31, 2022
Operating Income [GAAP]	$230.4	$9.6	$5.2	$—	$—	$245.2
Operation and maintenance expenses	104.2	3.2	5.8	4.2	(4.2)	113.2
Depreciation and amortization	56.5	0.4	1.9	0.1	—	58.9
Taxes, other than income taxes	70.3	0.4	0.9	—	—	71.6
Less: Gross receipts tax expense	(51.9)	—	—	—	—	(51.9)
Contribution Margin [Non-GAAP]	409.5	13.6	13.8	4.3	(4.2)	437.0
Natural gas costs	356.0	45.8	—	—	(9.8)	392.0
Gross receipts tax expense	51.9	—	—	—	—	51.9
Operating Revenues	$817.4	$59.4	$13.8	$4.3	$(14.0)	$880.9

Select variances for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2023 Versus Fiscal 2022	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income	$14.3	$(4.8)	$1.2	$(5.1)	$5.6
Net Economic Earnings [Non-GAAP]	14.7	7.4	1.2	(5.1)	18.2
Operating Revenues	237.1	1.2	2.7	1.5	242.5
Contribution Margin [Non-GAAP]	41.7	(4.7)	2.7	(0.0)	39.7
Operation and Maintenance Expenses	15.1	2.5	0.4	0.9	18.9
Interest Expense					19.7
Other Income					10.4
Income Tax					0.2

The increase in interest expense reflects the significant increase in short-term interest rates and higher debt levels versus the prior year. Current year weighted-average short-term debt increased, driven by timing of gas cost recoveries, and weighted-average short-term interest rates were 5.03% in the current-year quarter, versus 0.56% in the prior-year quarter.

After removing the impact of the Non-Service Cost Postretirement Benefit Transfer (“NSC Transfer”) of $2.8, other income increased $7.6. This increase was primarily the result of favorable inventory carrying cost credits and mark-to-market valuations on unqualified retirement trusts at Spire Missouri.

The change in income taxes reflects slightly favorable income mix. Removing this impact, the change in income taxes is in line with the change in pre-tax book income.

Gas Utility

For the quarter ended March 31, 2023, Gas Utility net income was $14.3 higher than the prior-year period, driven by $13.9 growth at Spire Missouri. Net economic earnings in the current year was $14.7 higher than the prior year, which tracks the net income trend. These results are described in further detail below.

The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Higher PGA/GSA rates (gas cost recovery)	$219.2
Spire Missouri – 2022 rate order	36.2
Spire Alabama – RSE adjustments, net	7.9
Spire EnergySouth	3.1
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(32.6)
All other factors	3.3
Total Variation	$237.1

The primary driver of revenue growth was $219.2 in higher gas cost recoveries in the current year reflecting the higher average gas costs being passed through to customers, and a $36.2 increase from Spire Missouri resulting from the impact of implementing the 2022 rate order. The current-year quarter also benefited from Spire Alabama's favorable RSE adjustments of $7.9 and an increase of $3.1 at Spire EnergySouth. These favorable impacts were partly offset by lower volumetric usage (net of weather mitigation) totaling $32.6 across Spire Missouri and Spire Alabama.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – 2022 rate order	$36.2
Spire Alabama – RSE adjustments, net	6.4
Spire EnergySouth	3.2
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(5.0)
All other factors	0.9
Total Variation	$41.7

Contribution margin growth versus the prior year was primarily driven by the previously mentioned $36.2 increase from the impact of the Spire Missouri 2022 rate order, $6.4 from favorable rate adjustments within the RSE framework at Spire Alabama, and gains of $3.2 at Spire EnergySouth.

O&M expenses for the three months ended March 31, 2023, were $15.1 higher than the prior year. Run-rate expenses increased $12.4 after removing the $2.7 impact of the NSC Transfer. The Gas Utility segment O&M increase reflects approximately $6.0 due to the change in treatment of Spire Missouri general overheads that were being deferred in the prior-year period, higher non-employee operations expense of $5.8 and higher bad debts expense of $2.9. These unfavorable impacts were only partly offset by lower employee-related expenses and favorable insurance expense.

Taxes, other than income taxes, increased $10.1, and were driven by $8.1 in higher pass-through gross receipts taxes, along with higher property taxes resulting from the continued infrastructure build-out by the Utilities. Depreciation and amortization expenses for the quarter ended March 31, 2023 were $3.7 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Gas Marketing

Net economic earnings reflect the strong operating results experienced in the current-year quarter, driven by favorable market conditions that allowed the business to take advantage of regional basis differentials to optimize storage and transportation positions, only slightly offset by higher O&M costs from associated higher employee-related costs. Net income reflected these same variance drivers, as well as the unfavorable quarter-over-quarter mark-to-market activity on open derivative contracts.

Midstream

Net income and net economic earnings for the Company’s Midstream segment increased $1.2 for the quarter ended March 31, 2023 versus the prior-year quarter, primarily attributable to Spire Storage, reflecting optimized operational and withdrawal commitments. The $2.7 increase in revenues and contribution margin reflect the optimization activity at Spire Storage. Operating expenses across the segment were in line with the prior-year quarter.

Other

The Company’s other activities generated a $10.7 loss in the three months ended March 31, 2023, $5.1 higher than the prior-year quarter. The larger current-year loss was driven by $3.8 higher interest expense in the current year, reflecting both higher borrowings and interest rates, combined with higher corporate costs.

Spire Missouri

	Three Months Ended March 31,
	2023	2022
Operating Income [GAAP]	$147.5	$130.2
Operation and maintenance expenses	77.4	64.3
Depreciation and amortization	39.2	35.9
Taxes, other than income taxes	61.2	53.0
Less: Gross receipts tax expense	(45.6)	(39.0)
Contribution Margin [Non-GAAP]	279.7	244.4
Natural gas costs	465.7	287.8
Gross receipts tax expense	45.6	39.0
Operating Revenues	$791.0	$571.2
Net Income	$112.1	$98.2

Revenues for the quarter ended March 31, 2023 were $219.8 higher than the comparable prior-year period. A key driver was an increase in gas recovery costs totaling $184.0. Further, $36.2 of the increase was attributable to fiscal 2023 results including the impact of the implementation of the 2022 rate order. Higher gross receipts taxes contributed a $6.6 increase. These revenue growth drivers were only partially offset by lower off-system sales of $6.8.

Contribution margin for the three months ended March 31, 2023, increased $35.3 from the same period in the prior year, largely as a result of the previously mentioned timing of the 2022 rate case implementation generating $36.2 incremental contribution.

Reported O&M expenses for the current-year quarter increased $13.1 versus the prior year. Run-rate expenses increased $10.8 after removing the $2.3 impact of the NSC Transfer. The increase was largely due to $6.0 of general overheads that were previously deferred and were not reflected in rates collected during the current year. The increase also reflects higher non-employee operations expense of $4.8 and higher bad debts expense of $2.7, partly offset by lower employee-related expenses and favorable insurance expense.

Depreciation and amortization expenses increased $3.3 versus the prior-year quarter due to ongoing capital investments. Taxes, other than income taxes, increased $8.2, driven by the higher pass-through gross receipts taxes of $6.6, combined with higher property taxes resulting from the continued infrastructure build-out.

Other income improved by $6.0 after removing the $2.3 impact due to the NSC Transfer. This variance is primarily attributable to increased inventory carrying cost credits and, to a lesser extent, mark-to-market valuations on unqualified retirement trusts. Interest expense increased $10.4, reflecting higher short-term interest rates in the current year and the $400 in long-term debt that was issued early in the current-year second quarter.

Resulting net income for the quarter ended March 31, 2023 represents a $13.9 increase in results versus the prior-year quarter.

Degree days in Spire Missouri’s service areas during the three months ended March 31, 2023, were 13.7% warmer than normal, and 14.4% warmer than the same period last year. Spire Missouri’s total system volume sold and transported were 657.8 million centum (Latin for “hundred”) cubic feet (CCF) for the quarter, compared with 765.5 million CCF for the same period in the prior year. Total off-system volume sold and transported were 1.2 million CCF for the current-year quarter, compared with 14.4 million CCF a year ago.

Spire Alabama

	Three Months Ended March 31,
	2023	2022
Operating Income [GAAP]	$88.9	$87.9
Operation and maintenance expenses	34.5	32.9
Depreciation and amortization	17.0	16.7
Taxes, other than income taxes	16.1	14.5
Less: Gross receipts tax expense	(12.6)	(11.3)
Contribution Margin [Non-GAAP]	143.9	140.7
Natural gas costs	61.8	52.1
Gross receipts tax expense	12.6	11.3
Operating Revenues	$218.3	$204.1
Net Income	$60.0	$62.4

Operating revenues for the three months ended March 31, 2023 increased $14.2 from the same period in the prior year. The change in operating revenue was principally due to $35.2 higher gas recovery costs, and net favorable regulatory adjustments of $7.9 under the RSE framework, and an increase in off-system sales totaling $1.1. These favorable impacts were only partly offset by the $31.0 decrease attributable to unfavorable weather/usage impacts.

Contribution margin was $3.2 higher versus the prior-year quarter, primarily driven by $6.4 favorable net rate adjustments under the RSE mechanism, slightly offset by $3.4 unfavorable weather/usage variance after weather mitigation.

O&M expenses for the three months ended March 31, 2023 increased $1.6 versus the prior-year quarter, $1.4 after removing the NSC Transfer variance versus the prior-year quarter. The increase was primarily due to higher non-employee operating expenses that were only partly offset by lower employee-related expenses.

Depreciation and amortization expenses were up $0.3, the result of continued investment in infrastructure upgrades. Interest expense for the current-year quarter increased $4.3 versus the prior-year quarter, the result of significantly higher short-term interest rates and to a lesser extent, higher levels of long-term debt.

For the quarter ended March 31, 2023, resulting net income decreased $2.4 versus the prior-year quarter.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended March 31, 2023, were 26.3% warmer than normal and 12.4% warmer than a year ago. Spire Alabama’s total system volume sold and transported were 295.6 million CCF for the three months ended March 31, 2023, compared with 319.7 million CCF for the same period in the prior year. Total off-system volume sold and transported were 13.4 million CCF for the quarter, compared with nominal off-system volume sold and transported in last year's second quarter.

EARNINGS – SIX MONTHS ENDED March 31, 2023

This section contains discussion and analysis of the results for the six months ended March 31, 2023 compared to the results for the six months ended March 31, 2022, in total and by registrant and segment.

Spire

Net Income and Net Economic Earnings

The Company reported net income growth of $40.9 and net economic earnings growth of $40.7, reflecting improved results across all segments.

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Six Months Ended March 31, 2023
Net Income (Loss) [GAAP]	$246.4	$33.8	$8.0	$(18.0)	$270.2	$4.99
Adjustments, pre-tax:
Fair value and timing adjustments	0.5	18.3	—	—	18.8	0.36
Income tax effect of adjustments*	(0.1)	(4.6)	—	—	(4.7)	(0.09)
Net Economic Earnings (Loss) [Non-GAAP]	$246.8	$47.5	$8.0	$(18.0)	$284.3	$5.26

Six Months Ended March 31, 2022
Net Income (Loss) [GAAP]	$232.3	$4.7	$5.5	$(13.2)	$229.3	$4.28
Adjustments, pre-tax:
Fair value and timing adjustments	—	13.6	—	—	13.6	0.27
Income tax effect of adjustments*	4.1	(3.4)	—	—	0.7	0.01
Net Economic Earnings (Loss) [Non-GAAP]	$236.4	$14.9	$5.5	$(13.2)	$243.6	$4.56

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Six Months Ended March 31, 2023
Operating Income (Loss) [GAAP]	$353.2	$43.8	$14.6	$(1.1)	$—	$410.5
Operation and maintenance expenses	239.2	12.0	12.0	8.9	(7.9)	264.2
Depreciation and amortization	119.9	0.7	3.9	0.2	—	124.7
Taxes, other than income taxes	130.3	0.7	1.2	0.1	—	132.3
Less: Gross receipts tax expense	(90.4)	(0.2)	—	—	—	(90.6)
Contribution Margin [Non-GAAP]	752.2	57.0	31.7	8.1	(7.9)	841.1
Natural gas costs	944.9	77.5	—	—	(16.7)	1,005.7
Gross receipts tax expense	90.4	0.2	—	—	—	90.6
Operating Revenues	$1,787.5	$134.7	$31.7	$8.1	$(24.6)	$1,937.4

Six Months Ended March 31, 2022
Operating Income (Loss) [GAAP]	$324.8	$6.5	$9.8	$(0.6)	$—	$340.5
Operation and maintenance expenses	211.5	5.9	11.6	8.4	(7.8)	229.6
Depreciation and amortization	111.1	0.7	3.8	0.2	—	115.8
Taxes, other than income taxes	107.3	0.4	1.5	—	—	109.2
Less: Gross receipts tax expense	(73.6)	(0.2)	—	—	—	(73.8)
Contribution Margin [Non-GAAP]	681.1	13.3	26.7	8.0	(7.8)	721.3
Natural gas costs	566.2	93.8	—	—	(18.8)	641.2
Gross receipts tax expense	73.6	0.2	—	—	—	73.8
Operating Revenues	$1,320.9	$107.3	$26.7	$8.0	$(26.6)	$1,436.3

Select variances for the  six months ended March 31, 2023 compared to the  six months ended March 31, 2022 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2023 Versus Fiscal 2022	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income	$14.1	$29.1	$2.5	$(4.8)	$40.9
Net Economic Earnings [Non-GAAP]	10.4	32.6	2.5	(4.8)	40.7
Operating Revenues	466.6	27.4	5.0	2.1	501.1
Contribution Margin [Non-GAAP]	71.1	43.7	5.0	—	119.8
Operation and Maintenance Expenses	27.7	6.1	0.4	0.4	34.6
Interest Expense					34.7
Other Income					9.0
Income Tax					3.4

The increase in interest expense reflects the significant increase in short-term interest rates and higher debt levels versus the prior year. Current-year weighted-average short-term debt increased over $230, driven by timing of gas cost recoveries, and weighted-average short-term interest rates were 4.7% in the current year, versus 0.5% in the prior year.

The change in other income was $8.2 after removing the impact of the NSC Transfer of $0.8. This increase was primarily the result of increased inventory carrying-cost credits, along with favorable mark-to-market valuations on unqualified retirement trusts at Spire Missouri.

After removing the $4.1 Spire Missouri regulatory charge that was recorded in the prior year, the change in income taxes is consistent with the change in pre-tax book income.

Gas Utility

For the six months ended March 31, 2023, Gas Utility net income was $14.1 higher than the prior-year period, as the $5.4 decrease experienced by Spire Alabama was more than offset by the $15.9 and $3.6 growth at Spire Missouri and Spire EnergySouth, respectively. Net economic earnings in the current year was $10.4 higher than the prior year, which tracks the net income trend after removing the Spire Missouri $4.1 GAAP regulatory adjustment in the prior-year period. These results are described in further detail below.

The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Higher PGA/GSA rates (gas cost recovery)	$394.3
Spire Missouri – 2021 and 2022 rate case outcomes	54.6
Spire Missouri and Spire Alabama – Higher gross receipts taxes	16.2
Spire EnergySouth	13.5
Spire Alabama – RSE adjustments, net	9.4
Spire Alabama – Volumetric usage (net of weather mitigation)	(25.3)
All other factors	3.9
Total Variation	$466.6

The primary driver of revenue growth in the current year-to-date results was $394.3 in higher gas cost recoveries at the utilities of Spire Missouri and Spire Alabama in the current year, reflecting higher average gas costs being passed through to customers. The current year also benefited from a $54.6 increase at Spire Missouri resulting from the current-year impacts of implementing the 2022 and 2021 rate orders. The current year-to-date results also benefited from higher gross receipts taxes of $16.2 at Spire Missouri and Spire Alabama, growth of $13.5 at Spire EnergySouth, and $9.4 at Spire Alabama, reflecting favorable rate adjustments within the RSE framework. These favorable impacts were only partly offset by an unfavorable volumetric usage impact (net of weather mitigation) totaling $25.3 at Spire Alabama.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – 2021 and 2022 rate case outcomes	$54.6
Spire Alabama – Rate adjustment under RSE mechanism, net	7.8
Spire EnergySouth	6.1
All other factors	2.6
Total Variation	$71.1

Year-to-date contribution margin growth was primarily driven by the $54.6 increase from the Spire Missouri 2022 and 2021 rate order implementations, $7.8 from favorable rate adjustments within the RSE framework at Spire Alabama, and a $6.1 increase at Spire EnergySouth.

O&M expenses for the six months ended March 31, 2023, were $27.7 higher than the prior year. Run-rate expenses increased $27.0 after removing the $0.7 impact of the NSC Transfer. The Gas Utility segment O&M increase reflects higher non-employee operations expense of $12.1, approximately $12 due to the change in treatment of Spire Missouri general overheads that were being deferred in the prior-year period, and higher bad debts expense of $5.5. These impacts were only partly offset by favorable insurance expense and lower employee-related expenses.

Taxes, other than income taxes, increased $23.0, and were driven by $16.8 in higher pass-through gross receipts taxes, along with higher property taxes resulting from the continued infrastructure build-out by the Utilities. Depreciation and amortization expenses for the first half of fiscal 2023 were $8.8 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Gas Marketing

Net income and net economic earnings reflect the strong operating results experienced in the current-year, driven by favorable market conditions that allowed the business to take advantage of regional basis differentials to optimize storage and transportation positions, only slightly offset by higher O&M costs associated with higher employee-related expenses.

Midstream

Net income and net economic earnings for the Company’s Midstream segment increased $2.5 for the year-to-date ended March 31, 2023 versus the prior-year period. Of this increase, $2.4 was attributable to Spire Storage, reflecting optimized operational and withdrawal commitments. The $5.0 increase in revenues and contribution margin reflect the optimization activity at Spire Storage. Operating expenses across the segment were in-line with the prior-year-to-date period.

Other

The Company’s other activities generated a $18.0 loss in the six months ended March 31, 2023, $4.8 higher than the prior-year corresponding period. The larger current-year loss was driven by $7.2 higher interest expense, reflecting both higher borrowings and interest rates, and higher corporate costs, offset partly by lower income tax expense.

Spire Missouri

	Six Months Ended March 31,
	2023	2022
Operating Income [GAAP]	$219.9	$195.6
Operation and maintenance expenses	154.5	130.6
Depreciation and amortization	77.8	70.1
Taxes, other than income taxes	97.6	78.7
Less: Gross receipts tax expense	(67.7)	(53.9)
Contribution Margin [Non-GAAP]	482.1	421.1
Natural gas costs	782.4	444.1
Gross receipts tax expense	67.7	53.9
Operating Revenues	$1,332.2	$919.1
Net Income	$159.4	$143.5

Revenues for the six months ended March 31, 2023 were $413.1 higher than the comparable prior-year period. A key driver was an increase in gas recovery costs totaling $343.9. Further, $54.6 of the increase was attributable to fiscal 2023 results including the cumulative impacts of the implementation of the 2022 and 2021 rate orders. Higher gross receipts taxes contributed a $13.8 increase, and volume (net of weather mitigation) contributing $5.0 growth. These revenues growth drivers were only partially offset by lower off-system sales of $6.3.

Contribution margin for the six months ended March 31, 2023 increased $61.0 from the same period in the prior year, largely as a result of the previously mentioned timing of the 2022 and 2021 rate case implementations generating $54.6 incremental contribution, combined with favorable volumetric impacts of $5.0.

Reported O&M expenses for the current year-to-date period increased $23.9 versus the prior year. Run-rate expenses increased $23.5 after removing the $0.4 impact of the NSC Transfer. The increase was largely due to approximately $12 of general overheads that were previously deferred and were not reflected in rates collected during the current year. The increase also reflects higher non-employee operations expense of $10.4 and higher bad debts expense of $4.3, partly offset by lower employee-related expenses and favorable insurance expense in the current year.

Other income was higher by $7.0, after removing the $0.4 expense due to the NSC Transfer. This variance is primarily attributable to increased inventory carrying cost credits, combined with favorable mark-to-market valuations on unqualified retirement trusts. Interest expense increased $17.9, primarily reflecting higher short-term interest rates and net long-term debt issuances in the current year.

Resulting net income for the six months ended March 31, 2023 represents a $15.9 increase versus the prior-year period.

Degree days in Spire Missouri’s service areas during the six months ended March 31, 2023 were 8.5% warmer than normal, but 1.7% colder than the same period last year. Spire Missouri’s total system volume sold and transported were 1,215.9 million CCF for the first half of this year, compared with 1,196.5 million CCF for the same period in the prior year. Total off-system volume sold and transported were 3.9 million CCF for the current year, compared with 16.5 million CCF a year ago.

Spire Alabama

	Six Months Ended March 31,
	2023	2022
Operating Income [GAAP]	$109.2	$109.0
Operation and maintenance expenses	69.6	67.4
Depreciation and amortization	34.0	33.2
Taxes, other than income taxes	26.7	23.5
Less: Gross receipts tax expense	(19.4)	(17.0)
Contribution Margin [Non-GAAP]	220.1	216.1
Natural gas costs	131.2	97.6
Gross receipts tax expense	19.4	17.0
Operating Revenues	$370.7	$330.7
Net Income	$69.2	$74.6

Revenues for the six months ended March 31, 2023 were $40.0 higher than the comparable prior-year period. A key driver was an increase in gas recovery costs totaling $50.4. Further, $9.4 of the increase was attributable to fiscal 2023 results including favorable adjustments under the RSE framework. Revenue in the current year also benefited $5.5 due to the combination of higher off-system sales and gross receipts taxes. These growth drivers were only partially offset by $25.3 unfavorable volume impacts (net of weather mitigation).

Contribution margin for the six months ended March 31, 2023, increased $4.0 from the same period in the prior year, as favorable RSE adjustments of $7.8 more than offset unfavorable volumetric impacts of $4.1.

Reported O&M expenses for the first half of fiscal 2023 increased $2.2 versus the comparable prior-year period. Run-rate expenses increased $2.0 after removing the $0.2 impact of the NSC Transfer. The increase was largely due to higher non-employee operations expense, a $0.7 increase in bad debts expense, partly offset by lower employee-related expenses.

Depreciation and amortization expenses were up $0.8, the result of continued investment in infrastructure upgrades. Interest expense for the six months ended March 31, 2023 increased $7.5 versus the prior-year period, the result of significantly higher short-term interest rates and, to a lesser extent, higher levels of long-term debt.

For the six months ended March 31, 2023, resulting net income decreased $5.4 versus the prior-year period.

As measured in degree days, temperatures in Spire Alabama’s service area during the six months ended March 31, 2023 , were 22.0% warmer than normal and 10.9% warmer than a year ago. Spire Alabama’s total system volume sold and transported were 547.7 million CCF for the six months ended March 31, 2023 , compared with 572.5 million CCF for the same period in the prior year. Total off-system volume sold and transported were 28.0 million CCF for the first half this year, compared with 0.1 million CCF a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Six Months Ended March 31,
Cash Flow Summary	2023	2022
Net cash provided by operating activities	$179.9	$155.1
Net cash used in investing activities	(340.7)	(273.2)
Net cash provided by financing activities	161.5	122.0

For the six months ended March 31, 2023, net cash from operating activities improved $24.8 from the corresponding period of fiscal 2022. The key drivers to the favorable change are the $40.9 increase in net income (discussed above), coupled with changes related to regulatory timing and fluctuation in working capital items (as discussed below in the Future Cash Requirements section).

For the six months ended March 31, 2023, net cash used in investing activities was $67.5 greater than for the same period in the prior year. As discussed in Note 1 of the Notes to Financial Statements in Item 1, on March 31, 2023, Spire made an advance payment of the $37.1 preliminary purchase price for the subsequent acquisition of a natural gas storage facility. Total capital expenditures were $31.9 higher than last year, with a $24.1 spending increase in the Utilities, and a $11.7 increase for Spire Storage, partially offset by a $5.3 spending decline at Spire STL Pipeline.

Lastly, for the six months ended March 31, 2023, net cash provided by financing activities increased $39.5 versus the six months ended March 31, 2022. Current-year long-term debt issuances were $755.0, or $455.0 higher than a year ago, and repayments of long-term debt in the current period declined $24.6 compared to the prior-year period. Offsetting a substantial portion of the higher net long-term debt issuances was a $411.6 net increase in repayments of short-term debt. Cash from the issuance of common stock in the current-year period was $3.6, a decline of $20.4 from the comparative period; see the discussion regarding Spire's forward sales of stock under its ATM program in Note 4 of the Notes to Financial Statements in Item 1. Finally, dividends paid on common stock rose $4.4 in the first half of fiscal 2023 compared to the first half of fiscal 2022.

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

Spire’s material cash requirements as of March 31, 2023, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. Except for the issuance of debt described in Note 6 of the Notes to Financial Statements in Item 1, there were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Total Company capital expenditures are planned to be $700 for fiscal 2023.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated requirements. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of March 31, 2023, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade with a stable outlook (other than Moody’s negative outlook for Spire Missouri debt).

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB+	Baa2
Spire Inc. preferred stock	BBB	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	A-	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of March 31, 2023.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,300.0 of commercial paper or through the use of Spire’s $1,300.0 revolving credit facility. For information about short-term borrowings, see Note 6 of the Notes to Financial Statements in Item 1.

Long-term Debt and Equity

At March 31, 2023, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $3,982.7, of which $2,048.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama, and $229.7 was issued by other subsidiaries. For information about long-term debt issued this fiscal year, see Note 6 of the Notes to Financial Statements in Item 1.

Effective March 5, 2022, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount of up to $800.0 for financings placed any time before December 31, 2024. Under this authorization through April 2023, Spire Missouri has issued $40.4 of common stock, a $250.0 term loan, and $400.0 of first mortgage bonds. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 147,414 and 142,290 shares at March 31, 2023 and April 30, 2023, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

Spire has an “at-the-market” (ATM) equity distribution agreement, pursuant to which the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). As of March 31, 2023, under this ATM program, Spire may sell additional shares with an aggregate offering price of up to $152.8 under the current Board of Directors authorization expiring May 2025. For additional information about the ATM program, see Note 4 of the Notes to Financial Statements in Item 1.

Taking into account the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 43% and 46% equity at March 31, 2023 and September 30, 2022, respectively.

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

REGULATORY MATTERS

For discussions of regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 5, Regulatory Matters, of the Notes to Financial Statements in Item 1.

ACCOUNTING PRONOUNCEMENTS

The Company, Spire Missouri and Spire Alabama have evaluated or are in the process of evaluating the effects that recently issued accounting standards will have on the companies’ financial position or results of operations upon adoption, but none are currently expected to have a significant impact.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. There were no significant changes to critical accounting estimates during the six months ended March 31, 2023.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of March 31, 2023, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

At March 31, 2023, the following swaps were outstanding:

•  From the first quarter of fiscal 2021, one swap contract remains outstanding. The remaining outstanding contract is a ten-year interest rate swap that has a notional amount of $50.0 with a fixed interest rate of 1.49180%. The Company recorded a $1.0 mark-to-market loss to accumulated other comprehensive income on the swap for the six months ended March 31, 2023.

•  From the second quarter of 2022, two swap contracts remain outstanding. Both contracts are ten-year interest rate swap contracts; the first swap has a notional amount of $75.o with a fixed interest rate of 1.6475%, while the second swap has a notional amount of $25.0 with a fixed interest rate of 1.746%. The Company recorded a $2.1 mark-to-market loss to accumulated other comprehensive income on these swaps for the six months ended March 31, 2023.

•  From the first quarter of fiscal 2023, one swap contract is outstanding. The remaining outstanding contract is a ten-year interest rate swap that has a notional amount of $50.0 with a fixed interest rate of 3.4480%. The Company recorded a $1.7 mark-to-market loss to accumulated other comprehensive income on this swap for the six months ended March 31, 2023.

•  In the second quarter of fiscal 2023, the Company entered into multiple two-year interest rate swap contracts with a cumulative total notional amount of $100.0 with fixed interest rates ranging from 3.385% to 3.685%. The Company recorded an $0.5 mark-to-market loss to accumulated other comprehensive income on these swaps for the six months ended March 31, 2023.

As of March 31, 2023, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net gain of $14.3 on open swaps.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, environmental matters and regulatory matters, see Note 11, Commitments and Contingencies, and Note 5, Regulatory Matters, of the Notes to Financial Statements in Item 1 of Part I.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2023 – January 31, 2023	63	$72.11	—	—
February 1, 2023 – February 28, 2023	—	—	—	—
March 1, 2023 – March 31, 2023	129	69.71	—	—
Total	192	70.50	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of March 31, 2023, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1*	Thirty-Eighth Supplemental Indenture dated as of February 13, 2023 between Spire Missouri Inc. and Regions Bank, as trustee (including Form of 4.800% Series First Mortgage Bond due 2033); filed as Exhibit 4.1 to Spire Inc. and Spire Missouri Inc.'s Current Report on Form 8-K on February 13, 2023.
4.2	Second Supplement to Master Note Purchase Agreement, dated as of March 7, 2023, between Spire Inc. and certain institutional investors (including Form of 5.80% Series 2023 Senior Note, Tranche D, due March 15, 2033).
10.1*	Loan Agreement, dated January 5, 2023, among Spire Missouri Inc., U.S. Bank National Association, as the administrative agent, and the lenders party thereto; filed as Exhibit 10.1 to Spire Inc. and Spire Missouri Inc.'s Current Report on Form 8-K on January 10, 2023.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

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

Spire Inc.

Date:	May 3, 2023	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	May 3, 2023	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	May 3, 2023	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)