Form 10-Q
period 2023-06-30
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2023-08-02
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of July 31, 2023, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	52,603,138
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	25,325
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

APSC	Alabama Public Service Commission	PGA	Purchased Gas Adjustment

ASC	Accounting Standards Codification	RSE	Rate Stabilization and Equalization

Company	Spire and its subsidiaries unless the context suggests otherwise	SEC	U.S. Securities and Exchange Commission

Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	Spire	Spire Inc.

FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.

FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi

GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.

Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Marketing	Spire Marketing Inc.

Gas Utility	Segment including the operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.

GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.

ISRS	Infrastructure System Replacement Surcharge	Spire STL Pipeline	Spire STL Pipeline LLC, or the 65-mile FERC-regulated pipeline it constructed and operates to deliver natural gas into eastern Missouri

Midstream	Segment including Spire Storage and Spire STL Pipeline	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC and Spire Storage Salt Plains LLC

MoPSC	Missouri Public Service Commission	U.S.	United States

MSPSC	Mississippi Public Service Commission	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth

O&M	Operation and maintenance expense

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Operating Revenues	$418.5	$448.0	$2,355.9	$1,884.3
Operating Expenses:
Natural gas	169.8	203.3	1,175.5	844.5
Operation and maintenance	125.5	102.3	389.7	331.9
Depreciation and amortization	64.3	60.4	189.0	176.2
Taxes, other than income taxes	46.9	44.1	179.2	153.3
Total Operating Expenses	406.5	410.1	1,933.4	1,505.9
Operating Income	12.0	37.9	422.5	378.4
Interest Expense, Net	46.7	29.3	137.5	85.4
Other Income (Expense), Net	6.3	(12.1)	19.3	(8.1)
(Loss) Income Before Income Taxes	(28.4)	(3.5)	304.3	284.9
Income Tax (Benefit) Expense	(6.8)	(2.1)	55.7	57.0
Net (Loss) Income	(21.6)	(1.4)	248.6	227.9
Provision for preferred dividends	3.7	3.7	11.1	11.1
(Loss) income allocated to participating securities	(0.1)	—	0.4	0.3
Net (Loss) Income Available to Common Shareholders	$(25.2)	$(5.1)	$237.1	$216.5

Weighted Average Number of Common Shares Outstanding:
Basic	52.5	52.2	52.5	51.9
Diluted	52.5	52.2	52.6	52.0
Basic (Loss) Earnings Per Common Share	$(0.48)	$(0.10)	$4.52	$4.17
Diluted (Loss) Earnings Per Common Share	$(0.48)	$(0.10)	$4.51	$4.16

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net (Loss) Income	$(21.6)	$(1.4)	$248.6	$227.9
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	7.6	24.3	(2.2)	38.2
Amounts reclassified into regulatory liabilities	—	—	(17.5)	—
Amounts reclassified into net income	(0.8)	(0.2)	(1.6)	(0.9)
Net gain (loss) on cash flow hedging derivative instruments	6.8	24.1	(21.3)	37.3
Net gain on defined benefit pension and other postretirement plans	—	0.2	0.2	0.4
Net unrealized gain (loss) on available for sale securities	0.1	(0.1)	0.1	(0.3)
Other Comprehensive Income (Loss), Before Tax	6.9	24.2	(21.0)	37.4
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	1.6	5.7	(5.0)	8.8
Other Comprehensive Income (Loss), Net of Tax	5.3	18.5	(16.0)	28.6
Comprehensive (Loss) Income	$(16.3)	$17.1	$232.6	$256.5

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2023	2022	2022
ASSETS
Utility Plant	$8,016.7	$7,664.9	$7,549.7
Less: Accumulated depreciation and amortization	2,382.9	2,294.5	2,256.7
Net Utility Plant	5,633.8	5,370.4	5,293.0
Non-utility Property (net of accumulated depreciation and amortization of $65.7, $50.7 and $46.0 at June 30, 2023, September 30, 2022, and June 30, 2022, respectively)	582.7	491.4	476.9
Other Investments	102.5	87.8	90.5
Total Other Property and Investments	685.2	579.2	567.4
Current Assets:
Cash and cash equivalents	5.3	6.5	16.0
Accounts receivable:
Utility	245.9	210.8	266.1
Other	127.4	443.8	353.7
Allowance for credit losses	(34.7)	(31.9)	(32.6)
Delayed customer billings	58.6	21.3	45.4
Inventories:
Natural gas	184.9	371.8	250.8
Propane gas	8.6	8.6	8.6
Materials and supplies	49.6	41.9	40.9
Regulatory assets	93.3	355.4	152.0
Prepayments	55.1	41.1	55.0
Other	67.2	122.7	105.2
Total Current Assets	861.2	1,592.0	1,261.1
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,421.2	1,112.4	1,205.6
Other	264.5	258.1	285.2
Total Deferred Charges and Other Assets	2,857.3	2,542.1	2,662.4
Total Assets	$10,037.5	$10,083.7	$9,783.9

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2023	2022	2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at June 30, 2023, September 30, 2022, and June 30, 2022)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 52.6 million, 52.5 million, and 52.5 million shares issued and outstanding at June 30, 2023, September 30, 2022, and June 30, 2022, respectively)	52.6	52.5	52.5
Paid-in capital	1,578.3	1,571.3	1,570.0
Retained earnings	1,028.4	905.5	949.2
Accumulated other comprehensive income	31.2	47.2	32.2
Total Shareholders' Equity	2,932.5	2,818.5	2,845.9
Temporary equity	17.7	13.1	15.0
Long-term debt (less current portion)	3,553.3	2,958.5	3,207.9
Total Capitalization	6,503.5	5,790.1	6,068.8
Current Liabilities:
Current portion of long-term debt	406.6	281.2	31.2
Notes payable	557.6	1,037.5	709.2
Accounts payable	196.3	617.4	581.2
Advance customer billings	7.6	18.7	7.6
Wages and compensation accrued	35.9	50.2	50.0
Customer deposits	27.7	28.2	28.6
Taxes accrued	88.5	90.1	76.8
Regulatory liabilities	5.5	3.7	3.2
Other	204.7	226.6	262.1
Total Current Liabilities	1,530.4	2,353.6	1,749.9
Deferred Credits and Other Liabilities:
Deferred income taxes	735.9	675.1	675.8
Pension and postretirement benefit costs	154.7	163.0	199.6
Asset retirement obligations	538.1	520.9	535.4
Regulatory liabilities	428.1	418.2	389.0
Other	146.8	162.8	165.4
Total Deferred Credits and Other Liabilities	2,003.6	1,940.0	1,965.2
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$10,037.5	$10,083.7	$9,783.9

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2023:
Balance at March 31, 2023	52,593,433	$52.6	$242.0	$1,576.5	$1,089.5	$25.9	$2,986.5
Net loss	—	—	—	—	(21.6)	—	(21.6)
Dividend reinvestment plan	5,367	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.4	—	—	1.4
Stock activity under stock-based compensation plans	(609)	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(262)	—	—	—	—	—	—
Temporary equity adjustment to redemption value	—	—	—	—	2.8	—	2.8
Dividends declared:
Common stock ($0.72 per share)	—	—	—	—	(38.6)	—	(38.6)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	5.3	5.3
Balance at June 30, 2023	52,597,929	$52.6	$242.0	$1,578.3	$1,028.4	$31.2	$2,932.5

Nine Months Ended June 30, 2023:
Balance at September 30, 2022	52,494,543	$52.5	$242.0	$1,571.3	$905.5	$47.2	$2,818.5
Net income	—	—	—	—	248.6	—	248.6
Common stock issued	40,500	0.1	—	2.9	—	—	3.0
Dividend reinvestment plan	16,488	—	—	1.1	—	—	1.1
Stock-based compensation costs	—	—	—	4.3	—	—	4.3
Stock activity under stock-based compensation plans	64,077	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(17,679)	—	—	(1.3)	—	—	(1.3)
Temporary equity adjustment to redemption value	—	—	—	—	(0.2)	—	(0.2)
Dividends declared:
Common stock ($2.16 per share)	—	—	—	—	(114.4)	—	(114.4)
Preferred stock ($1.10625 per depositary share)	—	—	—	—	(11.1)	—	(11.1)
Other comprehensive loss, net of tax	—	—	—	—	—	(16.0)	(16.0)
Balance at June 30, 2023	52,597,929	$52.6	$242.0	$1,578.3	$1,028.4	$31.2	$2,932.5

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2022:
Balance at March 31, 2022	52,116,667	$52.1	$242.0	$1,541.1	$992.3	$13.7	$2,841.2
Net loss	—	—	—	—	(1.4)	—	(1.4)
Common stock issued	365,625	0.4	—	27.2	—	—	27.6
Dividend reinvestment plan	5,245	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.3	—	—	1.3
Stock activity under stock-based compensation plans	(135)	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(620)	—	—	—	—	—	—
Temporary equity adjustment to redemption value	—	—	—	—	(2.2)	—	(2.2)
Dividends declared:
Common stock ($0.685 per share)	—	—	—	—	(35.8)	—	(35.8)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	18.5	18.5
Balance at June 30, 2022	52,486,782	$52.5	$242.0	$1,570.0	$949.2	$32.2	$2,845.9

Nine Months Ended June 30, 2022:
Balance at September 30, 2021	51,684,883	$51.7	$242.0	$1,517.9	$843.0	$3.6	$2,658.2
Net income	—	—	—	—	227.9	—	227.9
Common stock issued	719,625	0.7	—	50.0	—	—	50.7
Dividend reinvestment plan	18,514	—	—	1.2	—	—	1.2
Stock-based compensation costs	—	—	—	2.7	—	—	2.7
Stock activity under stock-based compensation plans	91,293	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(27,533)	—	—	(1.7)	—	—	(1.7)
Temporary equity adjustment to redemption value	—	—	—	—	(3.4)	—	(3.4)
Dividends declared:
Common stock ($2.055 per share)	—	—	—	—	(107.2)	—	(107.2)
Preferred stock ($1.10625 per depository share)	—	—	—	—	(11.1)	—	(11.1)
Other comprehensive income, net of tax	—	—	—	—	—	28.6	28.6
Balance at June 30, 2022	52,486,782	$52.5	$242.0	$1,570.0	$949.2	$32.2	$2,845.9

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2023	2022
Operating Activities:
Net Income	$248.6	$227.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189.0	176.2
Deferred income taxes and investment tax credits	55.7	57.0
Changes in assets and liabilities:
Accounts receivable	284.1	9.1
Inventories	179.3	4.9
Regulatory assets and liabilities	(18.0)	(323.8)
Accounts payable	(405.6)	180.3
Delayed/advance customer billings, net	(48.5)	(60.8)
Taxes accrued	(2.3)	(2.2)
Other assets and liabilities	(88.4)	(70.1)
Other	10.2	6.1
Net cash provided by operating activities	404.1	204.6
Investing Activities:
Capital expenditures	(483.3)	(402.5)
Business acquisition	(37.0)	—
Other	3.9	4.2
Net cash used in investing activities	(516.4)	(398.3)
Financing Activities:
Issuance of long-term debt	755.0	300.0
Repayment of long-term debt	(31.2)	(55.8)
(Repayment) issuance of short-term debt, net	(479.9)	37.2
Issuance of common stock	4.0	51.9
Dividends paid on common stock	(112.5)	(105.9)
Dividends paid on preferred stock	(11.1)	(11.1)
Other	(7.5)	(3.8)
Net cash provided by financing activities	116.8	212.5
Net Increase in Cash, Cash Equivalents, and Restricted Cash	4.5	18.8
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	20.5	11.3
Cash, Cash Equivalents, and Restricted Cash at End of Period	$25.0	$30.1

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(118.2)	$(80.2)
Income taxes	(1.8)	(0.7)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2023	2022	2023	2022
Operating Revenues	$253.8	$236.7	$1,586.0	$1,155.8
Operating Expenses:
Natural gas	105.5	94.7	887.9	538.8
Operation and maintenance	71.1	59.5	225.6	190.1
Depreciation and amortization	40.0	37.3	117.8	107.4
Taxes, other than income taxes	34.4	32.3	132.0	111.0
Total Operating Expenses	251.0	223.8	1,363.3	947.3
Operating Income	2.8	12.9	222.7	208.5
Interest Expense, Net	24.9	14.7	71.5	43.4
Other Income (Expense), Net	4.7	(9.7)	15.6	(6.2)
Income (Loss) Before Income Taxes	(17.4)	(11.5)	166.8	158.9
Income Tax (Benefit) Expense	(3.6)	(3.1)	21.2	23.8
Net (Loss) Income	(13.8)	(8.4)	145.6	135.1
Other Comprehensive Income, Net of Tax	—	0.2	0.2	0.4
Comprehensive (Loss) Income	$(13.8)	$(8.2)	$145.8	$135.5

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2023	2022	2022
ASSETS
Utility Plant	$4,831.2	$4,550.4	$4,498.7
Less: Accumulated depreciation and amortization	1,037.6	982.1	965.7
Net Utility Plant	3,793.6	3,568.3	3,533.0
Other Property and Investments	67.7	58.9	61.3
Current Assets:
Cash and cash equivalents	—	—	7.0
Accounts receivable:
Utility	186.8	131.5	162.2
Associated companies	7.1	3.7	1.7
Other	23.0	44.5	12.2
Allowance for credit losses	(28.7)	(24.9)	(25.1)
Delayed customer billings	57.0	16.1	43.7
Inventories:
Natural gas	98.5	215.3	140.4
Propane gas	8.6	8.6	8.6
Materials and supplies	25.1	22.0	22.1
Regulatory assets	35.0	288.1	89.9
Prepayments	34.5	23.3	31.6
Total Current Assets	446.9	728.2	494.3
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	819.1	547.6	664.6
Other	108.4	105.0	127.2
Total Deferred Charges and Other Assets	1,137.7	862.8	1,002.0
Total Assets	$5,445.9	$5,218.2	$5,090.6

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2023	2022	2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 25,325 shares issued and outstanding)	$816.2	$816.2	$816.2
Retained earnings	1,034.0	931.9	952.1
Accumulated other comprehensive loss	(2.5)	(2.7)	(3.8)
Total Shareholder's Equity	1,847.7	1,745.4	1,764.5
Long-term debt (less current portion)	1,785.1	1,387.7	1,637.4
Total Capitalization	3,632.8	3,133.1	3,401.9
Current Liabilities:
Current portion of long-term debt	250.0	250.0	—
Notes payable – associated companies	228.1	445.3	285.4
Accounts payable	63.3	119.0	110.5
Accounts payable – associated companies	13.3	13.3	15.5
Advance customer billings	—	7.0	—
Wages and compensation accrued	18.3	33.8	33.7
Customer deposits	5.8	6.5	7.1
Taxes accrued	49.3	50.4	41.0
Other	43.6	45.6	45.1
Total Current Liabilities	671.7	970.9	538.3
Deferred Credits and Other Liabilities:
Deferred income taxes	533.7	500.1	501.6
Pension and postretirement benefit costs	96.4	115.5	142.0
Asset retirement obligations	113.9	110.6	147.8
Regulatory liabilities	346.1	331.8	300.8
Other	51.3	56.2	58.2
Total Deferred Credits and Other Liabilities	1,141.4	1,114.2	1,150.4
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$5,445.9	$5,218.2	$5,090.6

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2023:
Balance at March 31, 2023	25,325	$0.1	$816.1	$1,061.3	$(2.5)	$1,875.0
Net loss	—	—	—	(13.8)	—	(13.8)
Dividends declared	—	—	—	(13.5)	—	(13.5)
Balance at June 30, 2023	25,325	$0.1	$816.1	$1,034.0	$(2.5)	$1,847.7

Nine Months Ended June 30, 2023:
Balance at September 30, 2022	25,325	$0.1	$816.1	$931.9	$(2.7)	$1,745.4
Net income	—	—	—	145.6	—	145.6
Dividends declared	—	—	—	(43.5)	—	(43.5)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at June 30, 2023	25,325	$0.1	$816.1	$1,034.0	$(2.5)	$1,847.7

Three Months Ended June 30, 2022:
Balance at March 31, 2022	24,929	$0.1	$788.3	$960.5	$(4.0)	$1,744.9
Net loss	—	—	—	(8.4)	—	(8.4)
Common stock issued to Spire Inc.	396	—	27.8	—	—	27.8
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at June 30, 2022	25,325	$0.1	$816.1	$952.1	$(3.8)	$1,764.5

Nine Months Ended June 30, 2022:
Balance at September 30, 2021	24,577	$0.1	$765.0	$817.0	$(4.2)	$1,577.9
Net income	—	—	—	135.1	—	135.1
Common stock issued to Spire Inc.	748	—	51.1	—	—	51.1
Other comprehensive income, net of tax	—	—	—	—	0.4	0.4
Balance at June 30, 2022	25,325	$0.1	$816.1	$952.1	$(3.8)	$1,764.5

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2023	2022
Operating Activities:
Net Income	$145.6	$135.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117.8	107.4
Deferred income taxes and investment tax credits	21.2	23.8
Changes in assets and liabilities:
Accounts receivable	(33.3)	167.6
Inventories	113.7	29.4
Regulatory assets and liabilities	1.2	(260.8)
Accounts payable	(43.6)	25.8
Delayed/advance customer billings, net	(47.9)	(61.0)
Taxes accrued	(1.1)	(0.2)
Other assets and liabilities	(88.4)	(48.5)
Other	1.3	1.0
Net cash provided by operating activities	186.5	119.6
Investing Activities:
Capital expenditures	(324.8)	(258.7)
Other	2.9	2.6
Net cash used in investing activities	(321.9)	(256.1)
Financing Activities:
Issuance of long-term debt	400.0	300.0
Repayment of short-term debt, net	—	(250.0)
(Repayments to) Borrowings from Spire, net	(217.2)	44.5
Issuance of common stock	—	51.1
Dividends paid	(43.5)	—
Other	(3.9)	(2.1)
Net cash provided by financing activities	135.4	143.5
Net Change in Cash and Cash Equivalents	—	7.0
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$7.0

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(64.7)	$(43.9)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2023	2022	2023	2022
Operating Revenues	$113.1	$115.7	$483.8	$446.4
Operating Expenses:
Natural gas	42.7	41.0	173.9	138.6
Operation and maintenance	33.4	29.2	103.0	96.6
Depreciation and amortization	17.5	16.9	51.5	50.1
Taxes, other than income taxes	9.3	8.6	36.0	32.1
Total Operating Expenses	102.9	95.7	364.4	317.4
Operating Income	10.2	20.0	119.4	129.0
Interest Expense, Net	8.7	5.2	26.0	15.0
Other Income (Expense) Net	0.4	(0.7)	1.1	(0.2)
Income Before Income Taxes	1.9	14.1	94.5	113.8
Income Tax Expense	0.6	3.6	24.0	28.7
Net Income	$1.3	$10.5	$70.5	$85.1

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2023	2022	2022
ASSETS
Utility Plant	$2,803.8	$2,732.6	$2,663.0
Less: Accumulated depreciation and amortization	1,224.5	1,184.1	1,153.8
Net Utility Plant	1,579.3	1,548.5	1,509.2
Current Assets:
Cash and cash equivalents	0.5	2.4	3.7
Accounts receivable:
Utility	50.1	69.9	92.9
Associated companies	3.6	1.3	0.8
Other	6.4	6.5	5.8
Allowance for credit losses	(5.3)	(6.3)	(6.6)
Delayed customer billings	1.4	4.8	1.6
Inventories:
Natural gas	51.9	72.5	69.1
Materials and supplies	20.6	16.3	15.3
Regulatory assets	43.9	56.9	52.9
Prepayments	8.8	5.8	8.3
Total Current Assets	181.9	230.1	243.8
Deferred Charges and Other Assets:
Regulatory assets	576.7	538.2	514.1
Deferred income taxes	—	11.0	5.5
Other	82.0	81.3	81.0
Total Deferred Charges and Other Assets	658.7	630.5	600.6
Total Assets	$2,419.9	$2,409.1	$2,353.6

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2023	2022	2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$286.9	$316.9	$316.9
Retained earnings	646.6	589.1	613.7
Total Shareholder's Equity	933.5	906.0	930.6
Long-term debt	745.8	571.5	571.4
Total Capitalization	1,679.3	1,477.5	1,502.0
Current Liabilities:
Notes payable – associated companies	108.1	260.9	196.3
Accounts payable	28.2	85.6	85.7
Accounts payable – associated companies	7.2	4.4	8.1
Advance customer billings	5.9	9.9	6.1
Wages and compensation accrued	4.9	7.6	7.6
Customer deposits	19.3	19.0	18.9
Taxes accrued	31.6	31.3	29.3
Other	12.2	22.4	21.3
Total Current Liabilities	217.4	441.1	373.3
Deferred Credits and Other Liabilities:
Deferred income taxes	12.8	—	—
Pension and postretirement benefit costs	52.3	40.5	50.9
Asset retirement obligations	411.0	398.7	373.7
Regulatory liabilities	20.8	23.0	24.0
Other	26.3	28.3	29.7
Total Deferred Credits and Other Liabilities	523.2	490.5	478.3
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$2,419.9	$2,409.1	$2,353.6

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended June 30, 2023:
Balance at March 31, 2023	1,972,052	$—	$289.9	$645.3	$935.2
Net income	—	—	—	1.3	1.3
Return of capital to Spire	—	—	(3.0)	—	(3.0)
Balance at June 30, 2023	1,972,052	$—	$286.9	$646.6	$933.5

Nine Months Ended June 30, 2023:
Balance at September 30, 2022	1,972,052	$—	$316.9	$589.1	$906.0
Net income	—	—	—	70.5	70.5
Return of capital to Spire	—	—	(30.0)	—	(30.0)
Dividends declared	—	—	—	(13.0)	(13.0)
Balance at June 30, 2023	1,972,052	$—	$286.9	$646.6	$933.5

Three Months Ended June 30, 2022:
Balance at March 31, 2022	1,972,052	$—	$322.9	$611.2	$934.1
Net income	—	—	—	10.5	10.5
Return of capital to Spire	—	—	(6.0)	—	(6.0)
Dividends declared	—	—	—	(8.0)	(8.0)
Balance at June 30, 2022	1,972,052	$—	$316.9	$613.7	$930.6

Nine Months Ended June 30, 2022:
Balance at September 30, 2021	1,972,052	$—	$328.9	$552.6	$881.5
Net income	—	—	—	85.1	85.1
Return of capital to Spire	—	—	(12.0)	—	(12.0)
Dividends declared	—	—	—	(24.0)	(24.0)
Balance at June 30, 2022	1,972,052	$—	$316.9	$613.7	$930.6

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2023	2022
Operating Activities:
Net Income	$70.5	$85.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.5	50.1
Deferred income taxes and investment tax credits	24.0	28.7
Changes in assets and liabilities:
Accounts receivable	16.6	(42.7)
Inventories	16.4	(38.1)
Regulatory assets and liabilities	(16.8)	(67.4)
Accounts payable	(39.9)	41.6
Delayed/advance customer billings	(0.6)	(0.1)
Taxes accrued	0.3	(1.2)
Other assets and liabilities	3.3	(17.4)
Other	0.3	—
Net cash provided by operating activities	125.6	38.6
Investing Activities:
Capital expenditures	(98.4)	(105.0)
Other	0.7	0.7
Net cash used in investing activities	(97.7)	(104.3)
Financing Activities:
Issuance of long-term debt	175.0	—
Repayment of long-term debt	—	(50.0)
(Repayments to) borrowings from Spire, net	(152.8)	147.4
Return of capital to Spire	(30.0)	(12.0)
Dividends paid	(21.0)	(16.0)
Other	(1.0)	—
Net cash (used in) provided by financing activities	(29.8)	69.4
Net (Decrease) Increase in Cash and Cash Equivalents	(1.9)	3.7
Cash and Cash Equivalents at Beginning of Period	2.4	—
Cash and Cash Equivalents at End of Period	$0.5	$3.7

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(23.3)	$(14.7)
Income taxes	—	—

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Spire Missouri
Purchases of natural gas from Spire Marketing	$6.5	$26.2	$48.8	$62.3
Transportation services received from Spire STL Pipeline	8.0	8.0	23.9	23.9
Sales of natural gas to Spire Marketing	0.3	—	0.4	—
Spire Alabama
Purchases of natural gas from Spire Marketing	$1.7	$3.2	$2.8	$3.2

RESTRICTED CASH AND OTHER INVESTMENTS – In Spire’s statement of cash flows for the period ended June 30, 2023, total Cash, Cash Equivalents, and Restricted Cash included $19.7, $14.0 and $14.1 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of June 30, 2023,  September 30, 2022, and June 30, 2022, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in a trust account based on collateral requirements for reinsurance at Spire’s risk management company.

BUSINESS COMBINATIONS – A subsidiary of Spire in the Midstream segment acquired a natural gas storage facility in northern Oklahoma, now named Spire Storage Salt Plains LLC, on April 1, 2023. The $37 purchase price has been fully allocated to the assets acquired and liabilities assumed based on their fair value at the acquisition date, consisting almost entirely of base gas and other property, plant and equipment, resulting in no goodwill. Accounting for this business combination is essentially complete, but the preliminary purchase price allocation remains subject to customary adjustments as provided in the purchase agreement.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	June 30,	September 30,	June 30,
	2023	2022	2022
Spire	$62.2	$77.8	$52.6
Spire Missouri	33.4	45.6	39.2
Spire Alabama	4.5	19.2	7.7

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

	Spire		Spire Missouri		Spire Alabama
Three Months Ended June 30,	2023	2022	2023	2022	2023	2022
Allowance at beginning of period	$40.6	$35.1	$34.5	$27.0	$5.3	$7.1
Provision for expected credit losses	1.2	1.9	0.3	1.8	0.8	—
Write-offs, net of recoveries	(7.1)	(4.4)	(6.1)	(3.7)	(0.8)	(0.5)
Allowance at end of period	$34.7	$32.6	$28.7	$25.1	$5.3	$6.6

Nine Months Ended June 30,	2023	2022	2023	2022	2023	2022
Allowance at beginning of period	$31.9	$30.3	$24.9	$22.6	$6.3	$6.6
Provision for expected credit losses	13.5	8.6	11.4	8.6	1.5	—
Write-offs, net of recoveries	(10.7)	(6.3)	(7.6)	(6.1)	(2.5)	—
Allowance at end of period	$34.7	$32.6	$28.7	$25.1	$5.3	$6.6

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Spire
Gas Utility:
Residential	$238.1	$239.5	$1,486.3	$1,268.8
Commercial and industrial	102.2	86.2	533.1	275.6
Transportation	29.0	26.9	93.2	91.6
Off-system and other incentive	8.2	10.1	21.9	26.9
Other customer revenue	5.1	5.6	13.8	15.7
Total revenue from contracts with customers	382.6	368.3	2,148.3	1,678.6
Changes in accrued revenue under alternative revenue programs	5.2	9.1	27.0	19.7
Total Gas Utility operating revenues	387.8	377.4	2,175.3	1,698.3
Gas Marketing	23.1	64.1	157.8	171.4
Midstream	17.4	14.6	49.1	41.3
Other	4.3	4.1	12.4	12.1
Total before eliminations	432.6	460.2	2,394.6	1,923.1
Intersegment eliminations (see Note 10, Information by Operating Segment)	(14.1)	(12.2)	(38.7)	(38.8)
Total Operating Revenues	$418.5	$448.0	$2,355.9	$1,884.3

Spire Missouri
Residential	$171.7	$171.1	$1,142.3	$947.3
Commercial and industrial	61.1	51.9	369.2	140.0
Transportation	7.1	7.1	26.1	26.4
Off-system and other incentive	6.0	4.5	15.6	20.3
Other customer revenue	3.8	3.2	10.1	9.1
Total revenue from contracts with customers	249.7	237.8	1,563.3	1,143.1
Changes in accrued revenue under alternative revenue programs	4.1	(1.1)	22.7	12.7
Total Operating Revenues	$253.8	$236.7	$1,586.0	$1,155.8

Spire Alabama
Residential	$56.7	$56.2	$288.1	$266.2
Commercial and industrial	32.7	24.0	127.8	101.6
Transportation	18.9	17.4	59.0	57.5
Off-system and other incentive	2.2	5.6	6.3	6.6
Other customer revenue	0.8	1.5	2.7	4.2
Total revenue from contracts with customers	111.3	104.7	483.9	436.1
Changes in accrued revenue under alternative revenue programs	1.8	11.0	(0.1)	10.3
Total Operating Revenues	$113.1	$115.7	$483.8	$446.4

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Spire	$26.0	$23.3	$116.6	$97.1
Spire Missouri	18.9	16.7	86.6	70.6
Spire Alabama	6.1	5.5	25.5	22.5

3. EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Basic Earnings Per Common Share:
Net (Loss) Income	$(21.6)	$(1.4)	$248.6	$227.9
Less: Provision for preferred dividends	3.7	3.7	11.1	11.1
(Loss) income allocated to participating securities	(0.1)	—	0.4	0.3
(Loss) Income Available to Common Shareholders	$(25.2)	$(5.1)	$237.1	$216.5
Weighted Average Common Shares Outstanding (in millions)	52.5	52.2	52.5	51.9
Basic (Loss) Earnings Per Common Share	$(0.48)	$(0.10)	$4.52	$4.17

Diluted Earnings Per Common Share:
Net (Loss) Income	$(21.6)	$(1.4)	$248.6	$227.9
Less: Provision for preferred dividends	3.7	3.7	11.1	11.1
(Loss) income allocated to participating securities	(0.1)	—	0.4	0.3
(Loss) Income Available to Common Shareholders	$(25.2)	$(5.1)	$237.1	$216.5
Weighted Average Common Shares Outstanding (in millions)	52.5	52.2	52.5	51.9
Dilutive Effect of forward sales of common stock, restricted stock and restricted stock units (in millions)*	—	—	0.1	0.1
Weighted Average Diluted Common Shares (in millions)	52.5	52.2	52.6	52.0
Diluted (Loss) Earnings Per Common Share	$(0.48)	$(0.10)	$4.51	$4.16

* Calculation excludes certain outstanding or potential common shares (shown in millions by period at the right) attributable to (1) forward sales of common stock, (2) stock units subject to performance or market conditions, and (3) restricted stock, which could have a dilutive effect in the future	2.7	0.2	2.5	0.2

4. SHAREHOLDERS’ EQUITY

ATM Program

On February 6, 2019, Spire entered into an “at-the-market” (ATM) equity distribution agreement, supplemented as of May 14, 2019, pursuant to which the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). On April 28, 2022, Spire's board approved a new authorization for the sale of additional shares with an aggregate offering price of up to $200.0 through May 2025.

Settled sales under this ATM program are included in “Common stock issued” in the Condensed Consolidated Statements of Shareholders’ Equity. Also, in the second and third quarters of fiscal 2023, Spire executed forward sale agreements for 228,690 shares and 2,087,231 shares, respectively, of its common stock. The third quarter forward sales included a block sale of 1,744,549 shares which must be settled on or before December 28, 2023. All the other forward sales must be settled by the end of  September 2023. As of July 31, 2023, no shares of common stock have been settled under the forward sale agreements. Had all shares under the forward agreements been settled as of June 30, 2023, it would have generated net proceeds of $149.7.

As of June 30, 2023, under the ATM program, Spire may sell additional shares with an aggregate offering price of up to $17.9.

5. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of June 30, 2023, September 30, 2022, and June 30, 2022.

	June 30,	September 30,	June 30,
Spire	2023	2022	2022
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$66.2	$322.2	$123.4
Other	27.1	33.2	28.6
Total Current Regulatory Assets	93.3	355.4	152.0
Noncurrent:
Pension and postretirement benefit costs	268.8	294.5	317.5
Cost of removal	597.9	493.7	471.9
Future income taxes due from customers	140.1	137.8	140.4
Energy efficiency	55.8	57.2	54.1
Unamortized purchased gas adjustments	206.3	—	97.4
Other	152.3	129.2	124.3
Total Noncurrent Regulatory Assets	1,421.2	1,112.4	1,205.6
Total Regulatory Assets	$1,514.5	$1,467.8	$1,357.6
Regulatory Liabilities:
Current:
Other	$5.5	$3.7	$3.2
Total Current Regulatory Liabilities	5.5	3.7	3.2
Noncurrent:
Deferred taxes due to customers	131.8	145.3	148.7
Pension and postretirement benefit costs	165.3	172.6	185.0
Accrued cost of removal	107.7	32.9	40.7
Unamortized purchased gas adjustments	—	53.0	—
Other	23.3	14.4	14.6
Total Noncurrent Regulatory Liabilities	428.1	418.2	389.0
Total Regulatory Liabilities	$433.6	$421.9	$392.2

	June 30,	September 30,	June 30,
Spire Missouri	2023	2022	2022
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$32.9	$275.1	$89.7
Other	2.1	13.0	0.2
Total Current Regulatory Assets	35.0	288.1	89.9
Noncurrent:
Future income taxes due from customers	131.8	129.2	131.8
Pension and postretirement benefit costs	193.4	222.9	238.5
Energy efficiency	55.8	57.2	54.1
Unamortized purchased gas adjustments	206.3	—	97.4
Cost of removal	95.3	25.2	34.9
Other	136.5	113.1	107.9
Total Noncurrent Regulatory Assets	819.1	547.6	664.6
Total Regulatory Assets	$854.1	$835.7	$754.5
Regulatory Liabilities:
Noncurrent:
Deferred taxes due to customers	$118.1	$127.9	$131.3
Pension and postretirement benefit costs	137.9	143.6	154.5
Accrued cost of removal	72.3	—	7.3
Unamortized purchased gas adjustments	—	53.0	—
Other	17.8	7.3	7.7
Total Noncurrent Regulatory Liabilities	346.1	331.8	300.8
Total Regulatory Liabilities	$346.1	$331.8	$300.8

	June 30,	September 30,	June 30,
Spire Alabama	2023	2022	2022
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$30.9	$43.8	$31.6
Other	13.0	13.1	21.3
Total Current Regulatory Assets	43.9	56.9	52.9
Noncurrent:
Future income taxes due from customers	2.0	2.2	2.2
Pension and postretirement benefit costs	71.1	66.5	73.8
Cost of removal	502.6	468.5	437.0
Other	1.0	1.0	1.1
Total Noncurrent Regulatory Assets	576.7	538.2	514.1
Total Regulatory Assets	$620.6	$595.1	$567.0
Regulatory Liabilities:
Noncurrent:
Pension and postretirement benefit costs	$17.3	$19.4	$20.4
Other	3.5	3.6	3.6
Total Noncurrent Regulatory Liabilities	20.8	23.0	24.0
Total Regulatory Liabilities	$20.8	$23.0	$24.0

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	June 30,	September 30,	June 30,
	2023	2022	2022
Spire
Pension and postretirement benefit costs	$127.5	$152.9	$165.8
Future income taxes due from customers	138.0	135.6	138.2
Unamortized purchased gas adjustments	239.2	275.1	187.2
Other	102.2	122.7	130.9
Total Regulatory Assets Not Earning a Return	$606.9	$686.3	$622.1

Spire Missouri
Pension and postretirement benefit costs	$127.5	$152.9	$165.8
Future income taxes due from customers	131.8	129.2	131.8
Unamortized purchased gas adjustments	239.2	275.1	187.2
Other	102.2	122.7	130.9
Total Regulatory Assets Not Earning a Return	$600.7	$679.9	$615.7

Like all the Company’s regulatory assets, these regulatory assets as of June 30, 2023 are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is less than two years. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term, up to 35 years. Spire Alabama does not have any regulatory assets that are not earning a return.

Spire Missouri

In mid- February 2021, the central U.S. experienced a period of unusually severe cold weather (“Winter Storm Uri”), and Spire Missouri implemented an Operational Flow Order (OFO) to preserve the integrity of its distribution system. During this time, Spire Missouri was required to purchase additional natural gas supply, both to ensure adequate supply for its firm utility customers, and to cover the shortfall created when third-party marketers failed to deliver natural gas supply to its city gates on behalf of their customers. In accordance with its MoPSC-approved OFO tariff, Spire Missouri invoiced the cost of gas and associated penalties totaling $195.8 to non-compliant marketers and recorded accounts receivable. Recoveries collected are an offset to cost of natural gas for firm utility customers through the Purchased Gas Adjustment (PGA) and Actual Cost Adjustment (ACA), so are net income neutral to Spire Missouri. The three largest counterparties did not remit payment when due, so Spire Missouri filed suit against them in federal court to recover the invoiced amounts. In late February 2022, the parties to the OFO waiver suits agreed to a settlement in principle, pursuant to which marketers will reimburse Spire Missouri for the actual cost of its incremental gas purchases to serve marketers’ customers during Winter Storm Uri, so Spire Missouri reduced revenue, accounts receivable, cost of gas and regulatory liabilities by approximately $150 in the second quarter of fiscal 2022. The settlement, which reduced the total amount due from the three marketers to approximately $42, was approved by the MoPSC in late May 2022, and the marketers are making timely payments to Spire Missouri.

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

The ISRS allows Spire Missouri expedited recovery for its investment to replace qualifying components of its infrastructure without the necessity of a formal rate case. As noted above, all prior ISRS revenues were reset to zero as of December 26, 2022 as a result of Spire Missouri's most recent base rate case. On April 20, 2023, the MoPSC approved an incremental annual ISRS revenue increase of $7.7, effective May 6, 2023, reflecting eligible pipe replacement from October 2022 through February 2023. On June 20, 2023, Spire Missouri filed for an additional annual ISRS revenue increase of $14.2 based on actual replacements during March 2023 through May 2023 and estimates for June 2023 through August 2023. A decision on this application is required by December 17, 2023.

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

On May 27, 2022, the MoPSC staff filed an ACA Review Recommendation and Report for the ACA period that first includes transportation charges incurred by Spire Missouri for service on the Spire STL Pipeline. That report concluded that the transaction complied with Missouri affiliate transaction rules and was prudent, and it recommended no disallowance of any Spire STL Pipeline related costs from the ACA mechanism. On July 11, 2022, Spire Missouri filed its response comments in support of the recommendation. The Missouri Office of the Public Counsel and Environmental Defense Fund (EDF) filed comments on July 29 and August 1, 2022, respectively, raising concerns about the Spire STL Pipeline transaction, the ACA process itself, and other matters. On January 6, 2023, Spire Missouri filed a Partial Stipulation and Agreement resolving all other issues raised by the MoPSC staff in its Recommendation and Report. The partial stipulation was approved by the MoPSC on January 25, 2023, resulting in a $0.6 credit to the ACA balance, but issues relating to Spire STL Pipeline costs remained contested. On April 28, 2023, MoPSC Staff and its consultant filed direct testimony confirming their position that the transaction was prudent and in compliance with Missouri affiliate transaction rules. EDF also filed direct testimony arguing Spire Missouri imprudently changed the physical manner in which it receives supply and created risk for customers, and advocating for a disallowance of $27.7 in the case. No other parties filed direct testimony. MoPSC staff, Spire Missouri, and EDF have filed rebuttal and sur-rebuttal testimony. An evidentiary hearing on this matter was scheduled to be held  July 25-26, 2023; however, on July 21, 2023, MoPSC suspended the procedural schedule in recognition that the parties had reached an agreement in principle to resolve the matter via settlement stipulation. The settlement stipulation is anticipated to be filed in early August and will require approval by the MoPSC. We anticipate the stipulation to include non-monetary items and an increase in customer assistance program funding.

The MoPSC has initiated their annual ACA dockets (GR-2022-0135 and GR-2022-0136) to audit gas commodity and transportation costs for the 2020-2021 heating season, which includes the impact of Winter Storm Uri on Spire Missouri's natural gas portfolio. On December 15, 2022, the MoPSC staff filed its Reports and Recommendations in these cases proposing various disallowances relating to imbalance cash-outs and an off-system sale. On July 12, 2023, the MoPSC entered a scheduling order in this matter which includes several rounds of pre-filed testimony prior to an evidentiary hearing to be held in early May 2024.

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

In October 2022, Spire Gulf made its annual RSE rate filing with the APSC based on its budget for fiscal 2023 and an allowed ROE of 9.95%. The budget reflected the start of amortization of the excess ADIT from the TCJA. New rates designed to provide an annual revenue increase of $2.5 became effective January 1, 2023. Spire Gulf filed its RSE point of test as of April 30, 2023 with the APSC reflecting that its projected ROE exceeded the allowed ROE resulting in an annual refund of $1.8 that became effective July 1, 2023.

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

In August 2018, the FERC approved an order issuing Certificates of Public Convenience and Necessity (“FERC Certificates”) for the Spire STL Pipeline ( “August 2018 Order”). In November 2019, the FERC issued an Order on Rehearing of the August 2018 Order dismissing or denying the outstanding requests for rehearing filed by several parties, dismissing the request for stay filed by one party, and noting the withdrawal of the request for rehearing by another party. In January 2020, two of the rehearing parties filed petitions for review of the FERC’s orders with the U.S. Court of Appeals for the District of Columbia Circuit (“DC Circuit”). On June 22, 2021, the DC Circuit issued an order vacating the FERC Certificates and remanding the matter back to the FERC for further action. On September 14, 2021 and December 3, 2021, the FERC issued temporary certificates for the continued authorized operation of the Spire STL Pipeline pending the outcome of its determination on remand. On December 15, 2022, the FERC issued its order on remand reissuing permanent FERC Certificates for the continued operation of Spire STL Pipeline. On January 17, 2023, EDF requested rehearing of the December 15, 2022 FERC order, but on February 17, 2023, that rehearing request was denied by operation of law. On April 20, 2023, the FERC issued an “Order Addressing Arguments Raised on Rehearing” in which it further clarified the rationale for denying EDF's rehearing request. No party filed a timely appeal of this denial in any federal appellate court. Accordingly, the FERC order reissuing permanent certificates for the Spire STL Pipeline is now final and unappealable.

6. FINANCING

Short-term

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks, which was amended July 22, 2022, to increase the commitment and sublimits and extend the agreement through July 22, 2027. The amended loan agreement has an aggregate credit commitment of $1,300.0, including sublimits of $450.0 for the Spire holding company, $575.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,300.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating, as well as sustainability rate adjustments based on Spire's DART (“Days Away Restricted or Transferred”) rate and methane emissions reductions. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower's consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on June 30, 2023, total debt was less than 65% of total capitalization for each borrower. There were no borrowings against this credit facility as of June 30, 2023.

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

On January 5, 2023, Spire Missouri entered into a loan agreement with several banks for a $250.0 unsecured term loan due October 5, 2023. Interest was based on the secured overnight financing rate (“SOFR”) plus an adjustment of 0.10% per annum plus a margin of 0.80% per annum. The loan was repaid on May 8, 2023.

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of June 30, 2023, $375.2 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)	Spire Missouri		Spire Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Nine Months Ended June 30, 2023
Highest borrowings outstanding	$1,282.0	$250.0	$656.9	$274.0	$1,482.0
Lowest borrowings outstanding	354.4	—	3.8	76.7	489.0
Weighted average borrowings	778.7	89.4	308.9	123.3	868.1
Weighted average interest rate	4.7%	5.5%	4.6%	4.8%	4.8%
As of June 30, 2023
Borrowings outstanding	$557.6	$—	$228.1	$108.1	$557.6
Weighted average interest rate	5.5%	—%	5.5%	5.5%	5.5%
As of September 30, 2022
Borrowings outstanding	$1,037.5	$—	$445.3	$260.9	$1,037.5
Weighted average interest rate	3.3%	n/a	3.3%	3.3%	3.3%
As of June 30, 2022
Borrowings outstanding	$709.2	$—	$285.4	$196.3	$709.2
Weighted average interest rate	2.0%	n/a	2.0%	2.0%	2.0%

Long-term

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of June 30, 2023, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Spire	$2.3	$1.1	$5.8	$3.2
Spire Missouri	1.0	0.2	2.1	0.3
Spire Alabama	0.5	0.9	1.8	2.5

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

In the quarter ended March 31, 2023, the company settled interest rate swap contracts with a notional amount of $325.0 and a realized gain of $39.5. This gain is being amortized against the interest expense related to the 10-year debt issued during that quarter (described in the previous two paragraphs).

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of June 30, 2023, September 30, 2022, and June 30, 2022.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of June 30, 2023
Cash and cash equivalents	$5.3	$5.3	$5.3	$—
Notes payable	557.6	557.6	—	557.6
Long-term debt, including current portion	3,959.9	3,650.7	—	3,650.7
As of September 30, 2022
Cash and cash equivalents	$6.5	$6.5	$6.5	$—
Notes payable	1,037.5	1,037.5	—	1,037.5
Long-term debt, including current portion	3,239.7	2,851.8	—	2,851.8
As of June 30, 2022
Cash and cash equivalents	$16.0	$16.0	$16.0	$—
Notes payable	709.2	709.2	—	709.2
Long-term debt, including current portion	3,239.1	3,032.1	—	3,032.1

Spire Missouri
As of June 30, 2023
Notes payable – associated companies	$228.1	$228.1	$—	$228.1
Long-term debt, including current portion	2,035.1	1,890.2	—	1,890.2
As of September 30, 2022
Notes payable – associated companies	$445.3	$445.3	$—	$445.3
Long-term debt, including current portion	1,637.7	1,473.9	—	1,473.9
As of June 30, 2022
Cash and cash equivalents	$7.0	$7.0	$7.0	$—
Notes payable – associated companies	285.4	285.4	—	285.4
Long-term debt	1,637.4	1,562.4	—	1,562.4

Spire Alabama
As of June 30, 2023
Cash and cash equivalents	$0.5	$0.5	$0.5	$—
Notes payable – associated companies	108.1	108.1	—	108.1
Long-term debt	745.8	681.5	—	681.5
As of September 30, 2022
Cash and cash equivalents	$2.4	$2.4	$2.4	$—
Notes payable – associated companies	260.9	260.9	—	260.9
Long-term debt	571.5	485.0	—	485.0
As of June 30, 2022
Cash and cash equivalents	$3.7	$3.7	$3.7	$—
Notes payable – associated companies	196.3	196.3	—	196.3
Long-term debt	571.4	527.2	—	527.2

8. FAIR VALUE MEASUREMENTS

The information presented in the following tables categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE), and also certain natural gas commodity contracts. Derivative instruments classified in Level 2 include derivatives that are valued using broker or dealer quotation services or published benchmarks whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments or in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of June 30, 2023, September 30, 2022, and June 30, 2022. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2023
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$21.4	$—	$—	$21.4
Gas Marketing:
NYMEX/ICE natural gas contracts	10.5	—	(10.5)	—
Natural gas commodity contracts	35.8	—	(1.0)	34.8
Other:
U.S. stock/bond mutual funds	31.4	—	—	31.4
Interest rate swaps	—	22.8	—	22.8
Total	$99.1	$22.8	$(11.5)	$110.4
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$44.8	$—	$(44.8)	$—
Gasoline and heating oil contracts	0.7	—	(0.7)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	24.3	—	(24.3)	—
Natural gas commodity contracts	34.9	—	(1.0)	33.9
Other:
Interest rate swaps	—	0.8	—	0.8
Total	$104.7	$0.8	$(70.8)	$34.7

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2022
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$19.1	$—	$—	$19.1
NYMEX/ICE natural gas contracts	57.8	—	(57.8)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	91.8	—	(91.8)	—
Natural gas commodity contracts	56.6	—	(4.0)	52.6
Other:
U.S. stock/bond mutual funds	29.3	—	—	29.3
Interest rate swaps	—	63.6	—	63.6
Total	$254.6	$63.6	$(153.6)	$164.6
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$30.7	$—	$(30.7)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	82.3	—	(82.3)	—
Natural gas commodity contracts	65.5	—	(4.0)	61.5
Total	$178.5	$—	$(117.0)	$61.5

As of June 30, 2022
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.3	$—	$—	$20.3
NYMEX/ICE natural gas contracts	39.6	—	(39.6)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	94.2	—	(94.2)	—
Natural gas commodity contracts	57.6	—	(5.3)	52.3
Other:
U.S. stock/bond mutual funds	31.6	—	—	31.6
Interest rate swaps	—	52.7	(7.6)	45.1
Total	$243.3	$52.7	$(146.7)	$149.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$12.8	$—	$(12.8)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	60.8	—	(60.8)	—
Natural gas commodity contracts	118.3	—	(5.3)	113.0
Other:
Interest rate swaps	—	7.6	(7.6)	—
Total	$191.9	$7.6	$(86.5)	$113.0

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2023
ASSETS
U.S. stock/bond mutual funds	$21.4	$—	$—	$21.4
LIABILITIES
NYMEX/ICE natural gas contracts	$44.8	$—	$(44.8)	$—
Gasoline and heating oil contracts	0.7	—	(0.7)	—
Total	$45.5	$—	$(45.5)	$—

As of September 30, 2022
ASSETS
U.S. stock/bond mutual funds	$19.1	$—	$—	$19.1
NYMEX/ICE natural gas contracts	57.8	—	(57.8)	—
Total	$76.9	$—	$(57.8)	$19.1
LIABILITIES
NYMEX/ICE natural gas contracts	$30.7	$—	$(30.7)	$—

As of June 30, 2022
ASSETS
U.S. stock/bond mutual funds	$20.3	$—	$—	$20.3
NYMEX/ICE natural gas contracts	39.6	—	(39.6)	—
Total	$59.9	$—	$(39.6)	$20.3
LIABILITIES
NYMEX/ICE natural gas contracts	$12.8	$—	$(12.8)	$—

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Spire
Service cost – benefits earned during the period	$4.2	$4.8	$12.2	$15.6
Interest cost on projected benefit obligation	6.6	5.4	18.9	15.8
Expected return on plan assets	(6.4)	(7.7)	(18.5)	(24.1)
Amortization of prior service credit	(1.1)	(1.1)	(3.4)	(3.4)
Amortization of actuarial loss	1.5	2.5	4.7	9.8
Loss on lump-sum settlements	—	17.8	8.6	29.5
Subtotal	4.8	21.7	22.5	43.2
Regulatory adjustment	6.1	(6.9)	18.3	2.5
Net pension cost	$10.9	$14.8	$40.8	$45.7

Spire Missouri
Service cost – benefits earned during the period	$2.8	$3.5	$8.5	$11.2
Interest cost on projected benefit obligation	4.5	3.8	13.4	10.9
Expected return on plan assets	(4.5)	(5.7)	(13.5)	(17.6)
Amortization of prior service credit	(0.5)	(0.5)	(1.5)	(1.5)
Amortization of actuarial loss	1.5	2.0	4.6	7.6
Loss on lump-sum settlements	—	17.3	—	24.1
Subtotal	3.8	20.4	11.5	34.7
Regulatory adjustment	3.4	(8.3)	19.6	1.3
Net pension cost	$7.2	$12.1	$31.1	$36.0

Spire Alabama
Service cost – benefits earned during the period	$1.3	$1.1	$3.2	$3.8
Interest cost on projected benefit obligation	1.5	1.1	3.6	3.4
Expected return on plan assets	(1.1)	(1.2)	(2.7)	(4.0)
Amortization of prior service credit	(0.6)	(0.6)	(1.8)	(1.8)
Amortization of actuarial loss	0.1	0.5	0.4	2.2
Loss on lump-sum settlements	—	0.5	8.6	5.4
Subtotal	1.2	1.4	11.3	9.0
Regulatory adjustment	2.4	1.1	(2.0)	0.5
Net pension cost	$3.6	$2.5	$9.3	$9.5

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three and nine months ended June 30, 2023, two Spire Alabama plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $27.5 for the Spire Alabama plans. The lump-sum settlement resulted in a loss of $8.6 for Spire Alabama. For the remeasurement, the discount rate for both of the Spire Alabama plans was updated to 5.6%, from 5.7% for one plan and 5.65% for the other plan, at September 30, 2022. The Spire Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan — in this case, 13.4 years for one plan and 12.4 years for the other plan. Therefore, no lump sum settlement expense was recorded in the nine months ended June 30, 2023.

For the three months ended June 30, 2022, one Spire Missouri plan and two Spire Alabama plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $47.4 for the Spire Missouri plan and $3.6 for the Spire Alabama plans. The lump-sum settlement resulted in losses of $17.3 and $0.5 for Spire Missouri and Spire Alabama, respectively. For the remeasurement, the discount rate for the Spire Missouri plan was updated to 4.55% from 3.6% at February 28, 2022, and the discount rates for the Spire Alabama plans were also updated to 4.55% from 3.6% at February 28, 2022. The Spire Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan — in this case, 13.0 years for the one plan and 11.1 years for the second plan. Therefore, no lump sum settlement expense was recorded in the period ended June 30, 2022.

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

Effective December 23, 2021, the pension cost for Spire Missouri’s western territory (Missouri West) included in customer rates was reduced from $5.5 to $4.4 per year, the pension cost included in Spire Missouri’s eastern territory (Missouri East) customer rates was increased from $29.0 to $32.4 per year. Subsequently, on December 26, 2022, the amount in Missouri East was lowered to $29.9. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.

Also effective December 23, 2021, Missouri East prepaid pension assets and other postretirement benefits that were previously being included in rates at $21.6 per year for eight years were reduced to $11.0 per year, with the amortization period being reset for another eight years. Missouri West net liability for pension and other postretirement benefits that were previously reducing rates by $3.3 per year for eight years were reduced to a $1.1 reduction in rates per year, with the amortization period being reset for another eight years. Subsequently, on December 26, 2022, Missouri East amortization was lowered to $6.9 and Missouri West to a reduction of $0.8.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2023 contributions to Spire Missouri’s pension plans through June 30, 2023 were $29.7 to the qualified trusts and none to non-qualified plans. Fiscal 2023 contributions to the Spire Alabama pension plans through June 30, 2023 were $2.8. No additional contributions to the qualified trusts of Spire Missouri’s pension plans are anticipated for the remainder of fiscal 2023. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2023 are anticipated to be $25.0.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Spire
Service cost – benefits earned during the period	$1.2	$1.9	$3.6	$5.8
Interest cost on accumulated postretirement benefit obligation	2.0	1.6	6.3	4.6
Expected return on plan assets	(4.0)	(4.3)	(11.8)	(12.8)
Amortization of prior service cost	0.1	0.3	0.2	0.8
Amortization of actuarial gain	(0.9)	(0.5)	(3.0)	(1.7)
Subtotal	(1.6)	(1.0)	(4.7)	(3.3)
Regulatory adjustment	(0.5)	(0.1)	(0.2)	3.2
Net postretirement benefit income	$(2.1)	$(1.1)	$(4.9)	$(0.1)

Spire Missouri
Service cost – benefits earned during the period	$1.0	$1.6	$3.0	$4.8
Interest cost on accumulated postretirement benefit obligation	1.6	1.2	4.9	3.4
Expected return on plan assets	(2.6)	(2.9)	(7.9)	(8.6)
Amortization of prior service cost	0.1	0.2	0.4	0.6
Amortization of actuarial gain	(0.8)	(0.5)	(2.4)	(1.5)
Subtotal	(0.7)	(0.4)	(2.0)	(1.3)
Regulatory adjustment	(0.2)	0.4	1.1	4.5
Net postretirement benefit cost	$(0.9)	$—	$(0.9)	$3.2

Spire Alabama
Service cost – benefits earned during the period	$0.2	$0.3	$0.5	$0.9
Interest cost on accumulated postretirement benefit obligation	0.4	0.4	1.3	1.1
Expected return on plan assets	(1.3)	(1.3)	(3.8)	(3.9)
Amortization of prior service (credit) cost	—	0.1	(0.2)	0.2
Amortization of actuarial gain	(0.1)	—	(0.4)	—
Subtotal	(0.8)	(0.5)	(2.6)	(1.7)
Regulatory adjustment	(0.5)	(0.5)	(1.4)	(1.4)
Net postretirement benefit income	$(1.3)	$(1.0)	$(4.0)	$(3.1)

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

Effective December 23, 2021, the $8.6 allowance for recovery in rates for Spire Missouri’s postretirement benefit plans was discontinued. The difference between no recovery in rates and pension expense as calculated pursuant to the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability. Effective with the resolution of the 2022 Missouri rate case in December 2022, net liabilities for postretirement benefits will reduce rates $0.9 and $0.1 per year for Missouri East and Missouri West, respectively.

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through June 30, 2023 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

10. INFORMATION BY OPERATING SEGMENT

The Company has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. The Midstream segment includes Spire STL Pipeline, a subsidiary of Spire providing interstate natural gas pipeline transportation services, and Spire Storage, subsidiaries of Spire providing interstate and intrastate natural gas storage services. Other components of the Company’s consolidated information include Spire's subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Spire Missouri, Spire Alabama and Spire Storage, sales of natural gas from Spire Missouri to Spire Marketing, storage services from Spire Storage to Spire Marketing, and natural gas transportation services provided by Spire STL Pipeline to Spire Missouri and Spire Marketing.

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

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended June 30, 2023
Operating Revenues:
Revenues from external customers	$387.5	$23.1	$7.7	$0.2	$—	$418.5
Intersegment revenues	0.3	—	9.7	4.1	(14.1)	—
Total Operating Revenues	387.8	23.1	17.4	4.3	(14.1)	418.5
Operating Expenses:
Natural gas	154.6	25.3	—	—	(10.1)	169.8
Operation and maintenance	111.7	4.2	8.1	5.5	(4.0)	125.5
Depreciation and amortization	61.7	0.3	2.1	0.2	—	64.3
Taxes, other than income taxes	45.9	0.4	0.7	(0.1)	—	46.9
Total Operating Expenses	373.9	30.2	10.9	5.6	(14.1)	406.5
Operating Income (Loss)	$13.9	$(7.1)	$6.5	$(1.3)	$—	$12.0
Net Economic (Loss) Earnings	$(12.3)	$(2.5)	$3.6	$(7.4)	$—	$(18.6)

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended June 30, 2022
Operating Revenues:
Revenues from external customers	$377.4	$64.1	$6.3	$0.2	$—	$448.0
Intersegment revenues	—	—	8.3	3.9	(12.2)	—
Total Operating Revenues	377.4	64.1	14.6	4.1	(12.2)	448.0
Operating Expenses:
Natural gas	144.5	67.1	—	—	(8.3)	203.3
Operation and maintenance	95.0	3.2	4.8	3.2	(3.9)	102.3
Depreciation and amortization	58.1	0.3	1.8	0.2	—	60.4
Taxes, other than income taxes	43.0	0.4	0.6	0.1	—	44.1
Total Operating Expenses	340.6	71.0	7.2	3.5	(12.2)	410.1
Operating Income (Loss)	$36.8	$(6.9)	$7.4	$0.6	$—	$37.9
Net Economic Earnings (Loss)	$4.2	$0.4	$4.3	$(4.8)	$—	$4.1

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2023
Operating Revenues:
Revenues from external customers	$2,174.9	$157.8	$22.7	$0.5	$—	$2,355.9
Intersegment revenues	0.4	—	26.4	11.9	(38.7)	—
Total Operating Revenues	2,175.3	157.8	49.1	12.4	(38.7)	2,355.9
Operating Expenses:
Natural gas	1,099.5	102.8	—	—	(26.8)	1,175.5
Operation and maintenance	350.9	16.2	20.1	14.4	(11.9)	389.7
Depreciation and amortization	181.6	1.0	6.0	0.4	—	189.0
Taxes, other than income taxes	176.2	1.1	1.9	—	—	179.2
Total Operating Expenses	1,808.2	121.1	28.0	14.8	(38.7)	1,933.4
Operating Income (Loss)	$367.1	$36.7	$21.1	$(2.4)	$—	$422.5
Net Economic Earnings (Loss)	$234.5	$45.0	$11.6	$(25.4)	$—	$265.7

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2022
Operating Revenues:
Revenues from external customers	$1,698.3	$171.4	$14.1	$0.5	$—	$1,884.3
Intersegment revenues	—	—	27.2	11.6	(38.8)	—
Total Operating Revenues	1,698.3	171.4	41.3	12.1	(38.8)	1,884.3
Operating Expenses:
Natural gas	710.7	160.9	—	—	(27.1)	844.5
Operation and maintenance	306.5	9.1	16.4	11.6	(11.7)	331.9
Depreciation and amortization	169.2	1.0	5.6	0.4	—	176.2
Taxes, other than income taxes	150.3	0.8	2.1	0.1	—	153.3
Total Operating Expenses	1,336.7	171.8	24.1	12.1	(38.8)	1,505.9
Operating Income (Loss)	$361.6	$(0.4)	$17.2	$—	$—	$378.4
Net Economic Earnings (Loss)	$240.6	$15.3	$9.8	$(18.0)	$—	$247.7

The following table reconciles the Company’s net economic earnings (loss) to net income (loss).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net (Loss) Income	$(21.6)	$(1.4)	$248.6	$227.9
Adjustments, pre-tax:
Fair value and timing adjustments	3.4	7.3	22.2	20.9
Acquisition activities	0.5	—	0.5	—
Income tax adjustments	(0.9)	(1.8)	(5.6)	(1.1)
Net Economic (Loss) Earnings	$(18.6)	$4.1	$265.7	$247.7

The Company’s total assets by segment were as follows:

	June 30,	September 30,	June 30,
	2023	2022	2022
Total Assets:
Gas Utility	$8,283.2	$8,042.8	$7,854.7
Gas Marketing	316.6	638.7	595.5
Midstream	533.3	446.0	430.9
Other	2,134.1	2,449.2	2,222.0
Eliminations	(1,229.7)	(1,493.0)	(1,319.2)
Total Assets	$10,037.5	$10,083.7	$9,783.9

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2023, are estimated at $1,780.5, $1,351.8, and $255.8 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

In May 2023, Spire entered into an agreement to acquire MoGas Pipeline, an interstate natural gas pipeline, and Omega Pipeline, a connected gas distribution system, from CorEnergy Infrastructure Trust, Inc., for $175 cash, subject to customary working capital and other closing adjustments. Spire has received a request for additional information ("Second Request") from the Federal Trade Commission (FTC) with regard to this proposed acquisition. The Company intends to cooperate fully with the FTC regarding the Second Request and expects to close around the end of the calendar year subject to receiving FTC approval.

A consolidated subsidiary of Spire is a limited partner in Inter-Atlantic Energy Capital Ventures, L.P., an unconsolidated partnership focusing on sustainability initiatives largely tied to the natural gas utility sector. Spire committed to contribute a total of $10.0 of capital to the partnership as and when requested by the general partner. As of June 30, 2023, the remaining unfunded commitment was $7.2.

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

Midstream

Spire's midstream operations consist of Spire Storage West LLC, Spire Storage Salt Plains LLC (jointly, “Spire Storage”) and Spire STL Pipeline LLC (“Spire STL Pipeline”). Spire STL Pipeline is a wholly owned subsidiary of Spire which owns and operates a FERC-regulated 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. Spire STL Pipeline’s operating revenue is derived primarily from Spire Missouri as its foundation shipper. Spire Storage is engaged in the storage of natural gas in both the western and midcontinent regions of the United States. Spire Storage West, located in Wyoming, consists of two storage fields operating under one FERC market-based rate tariff, while Spire Storage Salt Plains, acquired on April 1, 2023 and located in Oklahoma, operates under intrastate jurisdiction with authorizations from FERC under Section 311 of the Natural Gas Policy Act to provide certain interstate storage, transportation, and hub services.

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

EARNINGS – THREE MONTHS ENDED June 30, 2023

This section contains discussion and analysis of the results for the three months ended June 30, 2023 compared to the results for the three months ended June 30, 2022, in total and by registrant and segment.

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Three Months Ended June 30, 2023
Net (Loss) Income [GAAP]	$(12.4)	$(4.9)	$3.1	$(7.4)	$(21.6)	$(0.48)
Adjustments, pre-tax:
Fair value and timing adjustments	0.2	3.2	—	—	3.4	0.06
Acquisition activities	—	—	0.5	—	0.5	0.01
Income tax adjustments*	(0.1)	(0.8)	—	—	(0.9)	(0.01)
Net Economic (Loss) Earnings [Non-GAAP]	$(12.3)	$(2.5)	$3.6	$(7.4)	$(18.6)	$(0.42)

Three Months Ended June 30, 2022
Net Income (Loss) [GAAP]	$4.2	$(5.1)	$4.3	$(4.8)	$(1.4)	$(0.10)
Adjustments, pre-tax:
Fair value and timing adjustments	—	7.3	—	—	7.3	0.14
Income tax adjustments*	—	(1.8)	—	—	(1.8)	(0.03)
Net Economic Earnings (Loss) [Non-GAAP]	$4.2	$0.4	$4.3	$(4.8)	$4.1	$0.01

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended June 30, 2023
Operating Income (Loss) [GAAP]	$13.9	$(7.1)	$6.5	$(1.3)	$—	$12.0
Operation and maintenance expenses	111.7	4.2	8.1	5.5	(4.0)	125.5
Depreciation and amortization	61.7	0.3	2.1	0.2	—	64.3
Taxes, other than income taxes	45.9	0.4	0.7	(0.1)	—	46.9
Less: Gross receipts tax expense	(26.0)	—	—	—	—	(26.0)
Contribution Margin [Non-GAAP]	207.2	(2.2)	17.4	4.3	(4.0)	222.7
Natural gas costs	154.6	25.3	—	—	(10.1)	169.8
Gross receipts tax expense	26.0	—	—	—	—	26.0
Operating Revenues	$387.8	$23.1	$17.4	$4.3	$(14.1)	$418.5

Three Months Ended June 30, 2022
Operating Income (Loss) [GAAP]	$36.8	$(6.9)	$7.4	$0.6	$—	$37.9
Operation and maintenance expenses	95.0	3.2	4.8	3.2	(3.9)	102.3
Depreciation and amortization	58.1	0.3	1.8	0.2	—	60.4
Taxes, other than income taxes	43.0	0.4	0.6	0.1	—	44.1
Less: Gross receipts tax expense	(23.2)	(0.1)	—	—	—	(23.3)
Contribution Margin [Non-GAAP]	209.7	(3.1)	14.6	4.1	(3.9)	221.4
Natural gas costs	144.5	67.1	—	—	(8.3)	203.3
Gross receipts tax expense	23.2	0.1	—	—	—	23.3
Operating Revenues	$377.4	$64.1	$14.6	$4.1	$(12.2)	$448.0

Select variances for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2023 Versus Fiscal 2022	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income	$(16.6)	$0.2	$(1.2)	$(2.6)	$(20.2)
Net Economic Earnings [Non-GAAP]	(16.5)	(2.9)	(0.7)	(2.6)	(22.7)
Operating Revenues	10.4	(41.0)	2.8	(1.7)	(29.5)
Contribution Margin [Non-GAAP]	(2.5)	0.9	2.8	0.1	1.3
Operation and Maintenance Expenses	16.7	1.0	3.3	2.2	23.2
Interest Expense					17.4
Other Income					18.4
Income Tax					(4.7)

The increase in interest expense reflects the significant increase in short-term interest rates and higher debt levels versus the prior year. Current year weighted-average short-term debt decreased, driven by timing of gas cost recoveries, but weighted-average short-term interest rates were 5.320% in the current-year quarter, versus 1.18% in the prior-year quarter.

After removing the impact of the Non-Service Cost Postretirement Benefit Transfer (“NSC Transfer”) of $8.6, other income increased $9.8. This increase was primarily the result of favorable mark-to-market valuations on unqualified retirement trusts and inventory carrying cost credits at Spire Missouri.

The change in income taxes reflects unfavorable income mix. Removing this impact, the change in income taxes is in line with the change in pre-tax book income.

Gas Utility

For the quarter ended June 30, 2023, Gas Utility net income was $16.6 lower than the prior-year period, reflecting lower financial performance across our utilities. Net economic earnings in the current year was $16.5 lower than the prior year, which tracks the net income trend. These results are described in further detail below.

The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Higher PGA/GSA rates (gas cost recovery)	$24.8
Spire Missouri – 2022 rate order	5.1
Spire Missouri and Spire Alabama – Volumetric usage (including weather mitigation impact)	(10.6)
Spire Alabama – RSE adjustments, net	(5.4)
Spire EnergySouth	(4.1)
All other factors	0.6
Total Variation	$10.4

The primary driver of revenue growth was $24.8 in higher gas cost recoveries in the current-year period reflecting the higher average gas costs being passed through to customers, and a $5.1 increase from Spire Missouri resulting from the impact of implementing the 2022 rate order. These favorable impacts were partly offset by lower volumetric usage across Spire Missouri and Spire Alabama (net of weather mitigation) totaling $10.6, $5.4 of unfavorable RSE adjustments at Spire Alabama, and a $4.1 decrease at Spire EnergySouth.

The year-over-year decrease in Gas Utility contribution margin was attributable to the following factors:

Spire Alabama – RSE adjustments, net	$(5.2)
Spire EnergySouth	(1.7)
Spire Missouri – 2022 rate order	5.1
All other factors	(0.7)
Total Variation	$(2.5)

Contribution margin decreased versus the prior-year quarter, as the $5.1 increase attributable to the implementation of the 2022 Missouri rate case order was more than offset by $5.2 of unfavorable RSE adjustments at Spire Alabama (as described further in the Spire Alabama section below) and a $1.7 decline at Spire EnergySouth.

O&M expenses for the three months ended June 30, 2023, were $16.7 higher than the prior year. Run-rate expenses increased $8.4 after removing the $8.3 impact of the NSC Transfer. The Gas Utility segment O&M increase reflects approximately $6.0 due to the change in treatment of Spire Missouri general overheads that were being deferred in the prior-year period, higher non-employee operations expense of $2.1 and higher customer experience expense of $1.5. These unfavorable impacts were only partly offset by lower employee-related expenses and insurance expense.

Taxes, other than income taxes, increased $2.9, primarily due to higher gross receipt taxes. Depreciation and amortization expenses for the quarter ended June 30, 2023 were $3.6 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Gas Marketing

The quarter-over-quarter decline in net economic earnings is primarily the result of market conditions and higher storage and demand fees in margin, combined with slightly higher O&M costs. Net income reflected these same variance drivers, partly mitigated by favorable quarter-over-quarter mark-to-market activity on open derivative contracts.

Midstream

Net income and net economic earnings for the Company’s Midstream segment for the quarter ended June 30, 2023 versus the prior-year quarter decreased $1.2 and $0.7, respectively. Net income growth at Spire Storage West and STL Pipeline were offset by transaction expenses relating to the Spire Storage Salt Plains acquisition, which were only partly offset by its operating results since acquisition.

Revenues in the current quarter increased $2.8 versus the prior-year quarter, attributable primarily to the acquisition. Operating expenses increased by $3.3 quarter-over-quarter, due primarily to transaction and operating expenses associated with Spire Storage Salt Plains.

Other

The Company’s other activities generated a $7.4 loss in the three months ended June 30, 2023, $2.6 higher than the prior-year quarter. The larger current-year loss was driven by higher interest expense in the current year, reflecting both higher borrowings and interest rates, combined with higher corporate costs.

Spire Missouri

	Three Months Ended June 30,
	2023	2022
Operating Income [GAAP]	$2.8	$12.9
Operation and maintenance expenses	71.1	59.5
Depreciation and amortization	40.0	37.3
Taxes, other than income taxes	34.4	32.3
Less: Gross receipts tax expense	(18.9)	(16.7)
Contribution Margin [Non-GAAP]	129.4	125.3
Natural gas costs	105.5	94.7
Gross receipts tax expense	18.9	16.7
Operating Revenues	$253.8	$236.7
Net Loss	$(13.8)	$(8.4)

Revenues for the quarter ended June 30, 2023 were $17.1 higher than the comparable prior-year period. A key driver was an increase in gas recovery costs totaling $9.2. Further, $5.1 of the increase was attributable to fiscal 2023 results including the impact of the 2022 rate order. Higher gross receipts taxes, combined with higher off-system sales, contributed a $3.9 increase. These revenue growth drivers were only partially offset by the $1.0 reduction related to lower volume.

Contribution margin for the three months ended June 30, 2023 increased $4.1 from the same period in the prior year. The previously mentioned timing of the 2022 rate case implementation generated $5.1 incremental contribution that was only partly offset by the $1.0 impact of lower volumes.

Degree days in Spire Missouri’s service areas during the three months ended June 30, 2023, were 22.5% warmer than normal, and 24.8% warmer than the same period last year. Spire Missouri’s total system volume sold and transported were 219.4 million centum (Latin for “hundred”) cubic feet (CCF) for the quarter, compared with 243.2 million CCF for the same period in the prior year. Total off-system volume sold and transported were 10.3 million CCF for the current-year quarter, compared with 1.1 million CCF a year ago.

Reported O&M expenses for the current-year quarter increased $11.6 versus the prior year. Run-rate expenses increased $4.7 after removing the $6.9 impact of the NSC Transfer. Lower bad debts and insurance expenses were more than offset by $6.0 of current-year general overheads that were previously deferred.

Depreciation and amortization expenses increased $2.7 versus the prior-year quarter due to ongoing capital investments. Taxes, other than income taxes, increased $2.1, driven by higher pass-through gross receipts taxes.

Other income improved by $7.5 after removing the $6.9 impact due to the NSC Transfer. This variance is primarily attributable to increased inventory carrying cost credits and, to a lesser extent, mark-to-market valuations on unqualified retirement trusts. Interest expense increased $10.2, reflecting higher short-term interest rates in the current year and the $400 in long-term debt that was issued early in the current-year second quarter.

Resulting net income for the quarter ended June 30, 2023 decreased $5.4 versus the prior-year quarter.

Spire Alabama

	Three Months Ended June 30,
	2023	2022
Operating Income [GAAP]	$10.2	$20.0
Operation and maintenance expenses	33.4	29.2
Depreciation and amortization	17.5	16.9
Taxes, other than income taxes	9.3	8.6
Less: Gross receipts tax expense	(6.1)	(5.5)
Contribution Margin [Non-GAAP]	64.3	69.2
Natural gas costs	42.7	41.0
Gross receipts tax expense	6.1	5.5
Operating Revenues	$113.1	$115.7
Net Income	$1.3	$10.5

Operating revenues for the three months ended June 30, 2023 decreased $2.6 from the same period in the prior year. The change in operating revenue was principally due to unfavorable weather/usage impacts of $9.6, and a decrease in off-system sales totaling $3.6. Net unfavorable RSE adjustments of $5.4 were the result of the timing of prior-year Cost Control Measure (CCM) benefit recognition more than offsetting the rate increase resulting from the current year rate order. For the quarter, these unfavorable impacts were only partly offset by the $15.6 increase attributable to gas cost recovery.

Contribution margin was $4.9 lower versus the prior-year quarter primarily driven by $5.2 unfavorable net rate adjustments under the RSE mechanism driven by the timing of the CCM benefit recognition resulting in an unfavorable variance of $8.2 that is expected to reverse in the fourth quarter of fiscal 2023, partially offset by the $3.0 rate increase of the current year rate order.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended June 30, 2023, were 12.2% colder than normal and 9.4% warmer than a year ago. Despite warmer weather in the current-year quarter, Spire Alabama’s total system volume sold and transported were 237.0 million CCF for the three months ended June 30, 2023, compared with 221.3 million CCF for the same period in the prior year. Total off-system volume sold and transported were 29.1 million CCF for the quarter, compared with 26.6 million CCF off-system volume sold and transported in last year's third quarter.

O&M expenses for the three months ended June 30, 2023 increased $4.2 versus the prior-year quarter, $3.1 after removing the NSC Transfer variance versus the prior-year quarter. The increase was primarily due to higher non-employee operating expenses, combined with higher bad debts expense.

Depreciation and amortization expenses were up $0.6, the result of continued investment in infrastructure upgrades. Interest expense for the current-year quarter increased $3.5 versus the prior-year quarter, the result of significantly higher short-term interest rates and to a lesser extent, higher levels of long-term debt.

For the quarter ended June 30, 2023, resulting net income decreased $9.2 versus the prior-year quarter.

EARNINGS – NINE MONTHS ENDED June 30, 2023

This section contains discussion and analysis of the results for the nine months ended June 30, 2023 compared to the results for the nine months ended June 30, 2022, in total and by registrant and segment.

Spire

Net Income and Net Economic Earnings

The Company reported net income growth of $20.7 and net economic earnings growth of $18.0, as increases in the Marketing and Midstream segments more than offset slight declines in the Utility segment.

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Nine Months Ended June 30, 2023
Net Income (Loss) [GAAP]	$234.0	$28.9	$11.1	$(25.4)	$248.6	$4.51
Adjustments, pre-tax:
Fair value and timing adjustments	0.7	21.5	—	—	22.2	0.42
Acquisition activities	—	—	0.5	—	0.5	0.01
Income tax effect of adjustments*	(0.2)	(5.4)	—	—	(5.6)	(0.11)
Net Economic Earnings (Loss) [Non-GAAP]	$234.5	$45.0	$11.6	$(25.4)	$265.7	$4.83

Nine Months Ended June 30, 2022
Net Income (Loss) [GAAP]	$236.5	$(0.4)	$9.8	$(18.0)	$227.9	$4.16
Adjustments, pre-tax:
Fair value and timing adjustments	—	20.9	—	—	20.9	0.40
Income tax effect of adjustments*	4.1	(5.2)	—	—	(1.1)	(0.02)
Net Economic Earnings (Loss) [Non-GAAP]	$240.6	$15.3	$9.8	$(18.0)	$247.7	$4.54

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2023
Operating Income (Loss) [GAAP]	$367.1	$36.7	$21.1	$(2.4)	$—	$422.5
Operation and maintenance expenses	350.9	16.2	20.1	14.4	(11.9)	389.7
Depreciation and amortization	181.6	1.0	6.0	0.4	—	189.0
Taxes, other than income taxes	176.2	1.1	1.9	—	—	179.2
Less: Gross receipts tax expense	(116.4)	(0.2)	—	—	—	(116.6)
Contribution Margin [Non-GAAP]	959.4	54.8	49.1	12.4	(11.9)	1,063.8
Natural gas costs	1,099.5	102.8	—	—	(26.8)	1,175.5
Gross receipts tax expense	116.4	0.2	—	—	—	116.6
Operating Revenues	$2,175.3	$157.8	$49.1	$12.4	$(38.7)	$2,355.9

Nine Months Ended June 30, 2022
Operating Income (Loss) [GAAP]	$361.6	$(0.4)	$17.2	$—	$—	$378.4
Operation and maintenance expenses	306.5	9.1	16.4	11.6	(11.7)	331.9
Depreciation and amortization	169.2	1.0	5.6	0.4	—	176.2
Taxes, other than income taxes	150.3	0.8	2.1	0.1	—	153.3
Less: Gross receipts tax expense	(96.8)	(0.3)	—	—	—	(97.1)
Contribution Margin [Non-GAAP]	890.8	10.2	41.3	12.1	(11.7)	942.7
Natural gas costs	710.7	160.9	—	—	(27.1)	844.5
Gross receipts tax expense	96.8	0.3	—	—	—	97.1
Operating Revenues	$1,698.3	$171.4	$41.3	$12.1	$(38.8)	$1,884.3

Select variances for the  nine months ended June 30, 2023 compared to the  nine months ended June 30, 2022 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2023 Versus Fiscal 2022	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income	$(2.5)	$29.3	$1.3	$(7.4)	$20.7
Net Economic Earnings [Non-GAAP]	(6.1)	29.7	1.8	(7.4)	18.0
Operating Revenues	477.0	(13.6)	7.8	0.4	471.6
Contribution Margin [Non-GAAP]	68.6	44.6	7.8	0.1	121.1
Operation and Maintenance Expenses	44.4	7.1	3.7	2.6	57.8
Interest Expense					52.1
Other Income					27.4
Income Tax					(1.3)

The increase in interest expense reflects the significant increase in short-term interest rates and higher long-term debt levels versus the prior year, combined with higher average levels of short-term borrowings in the current year. Weighted-average short-term interest rates were 4.83% in the current year, versus 0.6% in the prior year.

The change in other income was $18.1 after removing the impact of the NSC Transfer of $9.3. This increase was primarily the result of increased inventory carrying-cost credits, along with favorable mark-to-market valuations on unqualified retirement trusts at Spire Missouri.

After removing the $4.1 Spire Missouri regulatory charge that was recorded in the prior year, the change in income taxes is consistent with the change in pre-tax book income.

Gas Utility

For the nine months ended June 30, 2023, Gas Utility net income was $2.5 lower than the prior-year period, as the $10.5 and $1.6 growth at Spire Missouri and Spire EnergySouth, respectively, was more than offset by the $14.6 decrease at Spire Alabama. Net economic earnings in the current year was $6.1 lower than the prior year, which tracks the net income trend after removing the Spire Missouri $4.1 GAAP regulatory adjustment in the prior-year period. These results are described in further detail below.

The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Higher PGA/GSA rates (gas cost recovery)	$419.1
Spire Missouri – 2021 and 2022 rate case outcomes	59.7
Spire Missouri and Spire Alabama – Higher gross receipts taxes	19.0
Spire EnergySouth	9.4
Spire Missouri – Volumetric usage (including weather mitigation impact)	4.0
Spire Alabama – RSE adjustments, net	4.0
Spire Alabama – Volumetric usage (including weather mitigation impact)	(34.9)
All other factors	(3.3)
Total Variation	$477.0

The primary driver of revenue growth in the current year-to-date results was $419.1 in higher gas cost recoveries at the utilities of Spire Missouri and Spire Alabama in the current year, reflecting higher average gas costs being passed through to customers. The current year also benefited from a $59.7 increase at Spire Missouri resulting from the current-year impacts of the 2022 and 2021 rate orders and a $4.0 increase attributable to volume. The current year-to-date results also include higher gross receipts taxes of $19.0 at Spire Missouri and Spire Alabama, growth of $9.4 at Spire EnergySouth, and RSE adjustment driven growth of $4.0 at Spire Alabama, which includes the third quarter unfavorable CCM timing impact mentioned previously in the quarterly analysis. These favorable impacts were only partly offset by an unfavorable volumetric usage impact (net of weather mitigation) totaling $34.9 at Spire Alabama.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – 2021 and 2022 rate case outcomes	$59.7
Spire EnergySouth	4.4
Spire Missouri – Volumetric usage (including weather mitigation impact)	4.0
Spire Alabama – Rate adjustment under RSE mechanism, net	2.6
Spire Alabama – Volumetric usage (including weather mitigation impact)	(3.8)
All other factors	1.7
Total Variation	$68.6

Year-to-date contribution margin growth was primarily driven by the $59.7 increase from the Spire Missouri 2022 and 2021 rate order implementations, a $4.4 increase at Spire EnergySouth, and $2.6 from favorable rate adjustments within the RSE framework at Spire Alabama, which includes the third quarter unfavorable CCM timing impact that is expected to reverse next quarter. The $4.0 favorable volume impact at Spire Missouri was almost completely offset by the $3.8 volume decline at Spire Alabama, both net of weather mitigation impact.

O&M expenses for the nine months ended June 30, 2023, were $44.4 higher than the prior year. Run-rate expenses increased $35.5 after removing the $8.9 impact of the NSC Transfer. The Gas Utility segment O&M increase reflects higher non-employee operations expense of $18.8, approximately $18 due to the change in treatment of Spire Missouri general overheads that were being deferred in the prior-year period, and higher bad debts expense of $4.8. These impacts were only partly offset by favorable insurance expense and lower employee-related expenses.

Taxes, other than income taxes, increased $25.9, and were driven by $19.6 in higher pass-through gross receipts taxes, along with higher property taxes resulting from the continued infrastructure build-out by the Utilities. Depreciation and amortization expenses for the first half of fiscal 2023 were $12.4 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Gas Marketing

Net income and net economic earnings reflect the strong operating results experienced in the current-year, driven by favorable market conditions that allowed the business to take advantage of regional basis differentials to optimize storage and transportation positions, only slightly offset by higher O&M costs associated with higher employee-related expenses.

Midstream

Net income and net economic earnings for the Company’s Midstream segment increased $1.3 and $1.8, respectively, for the year-to-date ended June 30, 2023 versus the prior-year period. Strong net income performance at Spire Storage West reflecting optimized operational and withdrawal commitments that were partly offset by transaction expenses associated with the Spire Storage Salt Plains acquisition, whose impacts are excluded from NEE.

The $7.8 increase in revenue and contribution margin is attributable to the $5.6 growth at Spire Storage West and to the Spire Storage Salt Plains acquisition. The O&M increase of $3.7 is primarily the result of including Spire Storage Salt Plains operations and transaction fees.

Other

The Company’s other activities generated a $25.4 loss in the nine months ended June 30, 2023, $7.4 higher than the prior-year corresponding period. The larger current-year loss was driven by higher interest expense, reflecting both higher borrowings and interest rates, combined with higher corporate costs, offset partly by lower income tax expense.

Spire Missouri

	Nine Months Ended June 30,
	2023	2022
Operating Income [GAAP]	$222.7	$208.5
Operation and maintenance expenses	225.6	190.1
Depreciation and amortization	117.8	107.4
Taxes, other than income taxes	132.0	111.0
Less: Gross receipts tax expense	(86.6)	(70.6)
Contribution Margin [Non-GAAP]	611.5	546.4
Natural gas costs	887.9	538.8
Gross receipts tax expense	86.6	70.6
Operating Revenues	$1,586.0	$1,155.8
Net Income	$145.6	$135.1

Revenues for the nine months ended June 30, 2023 were $430.2 higher than the comparable prior-year period. A key driver was an increase in gas recovery costs totaling $353.1. Further, $59.7 of the increase was attributable to fiscal 2023 results including the cumulative impacts of the implementation of the 2022 and 2021 rate orders. Higher gross receipts taxes contributed a $16.0 increase, and volume (net of weather mitigation) contributing $4.0 growth. These revenues growth drivers were only partially offset by lower off-system sales of $4.6.

Contribution margin for the nine months ended June 30, 2023 increased $65.1 from the same period in the prior year, largely as a result of the previously mentioned timing of the 2022 and 2021 rate case implementations generating $59.7 incremental contribution, combined with favorable volumetric impacts of $4.0.

Degree days in Spire Missouri’s service areas during the nine months ended June 30, 2023 were 9.6% warmer than normal, and 0.8% warmer than the same period last year. Spire Missouri’s total system volume sold and transported were 1,435.3 million CCF for the first nine months of this year, compared with 1,439.7 million CCF for the same period in the prior year. Total off-system volume sold and transported were 14.2 million CCF for the current year, compared with 17.6 million CCF a year ago.

Reported O&M expenses for the current year-to-date period increased $35.5 versus the prior year. Run-rate expenses increased $28.2 after removing the $7.3 impact of the NSC Transfer. The increase was largely due to approximately $18 of general overheads that were previously deferred and were not reflected in rates collected during the current year. The increase also reflects higher non-employee operations expense of $13.5 and higher bad debts expense of $2.7, partly offset by favorable insurance expense in the current year.

Other income was higher by $14.5, after removing the $7.3 due to the NSC Transfer. This variance is primarily attributable to increased inventory carrying cost credits, combined with favorable mark-to-market valuations on unqualified retirement trusts. Interest expense increased $28.1, primarily reflecting higher short-term interest rates and net long-term debt issuances in the current year.

Resulting net income for the nine months ended June 30, 2023 represents a $10.5 increase versus the prior-year period.

Spire Alabama

	Nine Months Ended June 30,
	2023	2022
Operating Income [GAAP]	$119.4	$129.0
Operation and maintenance expenses	103.0	96.6
Depreciation and amortization	51.5	50.1
Taxes, other than income taxes	36.0	32.1
Less: Gross receipts tax expense	(25.5)	(22.5)
Contribution Margin [Non-GAAP]	284.4	285.3
Natural gas costs	173.9	138.6
Gross receipts tax expense	25.5	22.5
Operating Revenues	$483.8	$446.4
Net Income	$70.5	$85.1

Revenues for the nine months ended June 30, 2023 were $37.4 higher than the comparable prior-year period. A key driver was an increase in gas recovery costs totaling $66.0. Further, $4.0 of the increase was attributable to fiscal 2023 results including favorable adjustments under the RSE framework, despite reflecting an $8.2 unfavorable CCM benefit timing impact. Revenue in the current year also benefited $3.0 due to higher gross receipts taxes. These growth drivers were only partially offset by $34.9 unfavorable volume impacts (net of weather mitigation).

Contribution margin for the nine months ended June 30, 2023, decreased $0.9 from the same period in the prior year, as favorable RSE adjustments of $2.6 were more than offset by unfavorable volumetric impacts of $3.8. As previously noted, the net favorable RSE adjustments include an $8.2 unfavorable CCM benefit timing impact that is expected to reverse in the fourth quarter of 2023.

As measured in degree days, temperatures in Spire Alabama’s service area during the nine months ended June 30, 2023, were 18.8% warmer than normal and 10.7% warmer than a year ago. Spire Alabama’s total system volume sold and transported were 784.7 million CCF for the nine months ended June 30, 2023, compared with 793.8 million CCF for the same period in the prior year. Total off-system volume sold and transported were 57.2 million CCF for the first nine months this year, compared with 26.7 million CCF for the comparable year-ago period.

Reported O&M expenses for year-to-date fiscal 2023 increased $6.4 versus the comparable prior-year period. Run-rate expenses increased $5.0 after removing the $1.4 impact of the NSC Transfer. The increase was largely due to higher non-employee operations expense, a $1.6 increase in bad debts expense, partly offset by lower employee-related expenses.

Depreciation and amortization expenses were up $1.4, the result of continued investment in infrastructure upgrades. Interest expense for the nine months ended June 30, 2023 increased $11.0 versus the prior-year period, the result of significantly higher short-term interest rates and, to a lesser extent, higher levels of long-term debt.

For the nine months ended June 30, 2023, resulting net income decreased $14.6 versus the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Nine Months Ended June 30,
Cash Flow Summary	2023	2022
Net cash provided by operating activities	$404.1	$204.6
Net cash used in investing activities	(516.4)	(398.3)
Net cash provided by financing activities	116.8	212.5

For the nine months ended June 30, 2023, net cash from operating activities improved $199.5 from the corresponding period of fiscal 2022. The key drivers of the favorable change are the $20.7 increase in net income (discussed above), coupled with changes related to regulatory timing and fluctuation in working capital items (as discussed below in the Future Cash Requirements section).

For the nine months ended June 30, 2023, net cash used in investing activities was $118.1 greater than for the same period in the prior year. As discussed in Note 1 of the Notes to Financial Statements in Item 1, Spire's Midstream segment acquired a natural gas storage facility, now named Spire Storage Salt Plains, for $37.0. Total capital expenditures were $80.8 higher than last year, with a $48.2 spending increase in the Utilities and a $37.1 increase for Spire Storage, partially offset by a $5.6 spending decline at Spire STL Pipeline.

Lastly, for the nine months ended June 30, 2023, net cash provided by financing activities decreased $95.7 versus the nine months ended June 30, 2022. Current-year long-term debt issuances were $755.0, or $455.0 higher than a year ago, and repayments of long-term debt in the current-year period declined $24.6 compared to the prior-year period. Offsetting a substantial portion of the higher net long-term debt issuances was a $517.1 net increase in repayments of short-term debt. Cash from the issuance of common stock in the current-year period was $4.0, a decline of $47.9 from the comparative period; see the discussion regarding Spire's forward sales of stock under its ATM program in Note 4 of the Notes to Financial Statements in Item 1. Finally, dividends paid on common stock rose $6.6 in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022.

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

Spire’s material cash requirements as of June 30, 2023, are related to capital expenditures, business acquisitions, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. Except for the issuance of debt described in Note 6 and the business acquisition agreement described in the Commitments section of Note 11 of the Notes to Financial Statements in Item 1, there were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Total Company capital expenditures are planned to be $700 for fiscal 2023.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated requirements. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of June 30, 2023, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade with a stable outlook (other than Moody’s negative outlook for Spire Alabama debt).

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB+	Baa2
Spire Inc. preferred stock	BBB	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	A-	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of June 30, 2023.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,300.0 of commercial paper or through the use of Spire’s $1,300.0 revolving credit facility. For information about short-term borrowings, see Note 6 of the Notes to Financial Statements in Item 1.

Long-term Debt and Equity

At June 30, 2023, including the current portion but excluding unamortized discounts and debt issuance costs, Spire had long-term debt totaling $3,982.7, of which $2,048.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama, and $229.7 was issued by other subsidiaries. For information about long-term debt issued this fiscal year, see Note 6 of the Notes to Financial Statements in Item 1.

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

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 249,924 and 244,715 shares at June 30, 2023 and July 31, 2023, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

Spire has an “at-the-market” (ATM) equity distribution agreement, pursuant to which the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). In the second and third quarters of fiscal 2023, Spire executed forward sale agreements for a total of 2,315,921 shares, 1,744,549 of which must be settled on or before December 28, 2023 and 571,372 of which must be settled by the end of September 2023. Had all shares under the forward agreements been settled as of June 30, 2023, it would have generated net proceeds of $149.7. As of June 30, 2023, Spire may sell additional shares with an aggregate offering price of up to $17.9 under the current Board of Directors authorization expiring May 2025. For additional information about the ATM program, see Note 4 of the Notes to Financial Statements in Item 1.

Taking into account the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 42% and 46% equity at June 30, 2023 and September 30, 2022, respectively.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. There were no significant changes to critical accounting estimates during the nine months ended June 30, 2023.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of June 30, 2023, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Spire enters into cash flow hedges through execution of interest rate swap contracts to protect itself against adverse movements in interest rates. At June 30, 2023, the following swaps were outstanding:

•  From the first quarter of fiscal 2021, one swap contract remains outstanding. The remaining outstanding contract is a ten-year interest rate swap that has a notional amount of $50.0 with a fixed interest rate of 1.49180%. The Company recorded a $0.4 mark-to-market loss to accumulated other comprehensive income on the swap for the nine months ended June 30, 2023.

•  From the second quarter of 2022, two swap contracts remain outstanding. Both contracts are ten-year interest rate swap contracts; the first swap has a notional amount of $75.o with a fixed interest rate of 1.6475%, while the second swap has a notional amount of $25.0 with a fixed interest rate of 1.746%. The Company recorded a $0.8 mark-to-market loss to accumulated other comprehensive income on these swaps for the nine months ended June 30, 2023.

•  From the first quarter of fiscal 2023, one swap contract is outstanding. The remaining outstanding contract is a ten-year interest rate swap that has a notional amount of $50.0 with a fixed interest rate of 3.4480%. The Company recorded a $0.9 mark-to-market loss to accumulated other comprehensive income on this swap for the nine months ended June 30, 2023.

•  In the second quarter of fiscal 2023, the Company entered into multiple two-year interest rate swap contracts with a cumulative total notional amount of $100.0 with fixed interest rates ranging from 3.385% to 3.685%. The Company recorded an $1.2 mark-to-market gain to accumulated other comprehensive income on these swaps for the nine months ended June 30, 2023.

•  In the third quarter of fiscal 2023, the Company entered into two ten-year interest rate swap contracts with a cumulative total notional amount of $50.0 with fixed interest rates of 2.902% for the one contract and 3.018% for the other. The Company also entered into a thirty-year swap with a notional amount of $50.0 and a fixed interest rate of 2.747%%. The Company recorded an $3.1 mark-to-market gain to accumulated other comprehensive income on these swaps for the nine months ended June 30, 2023.

As of June 30, 2023, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net gain of $21.9 on open swap contracts.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2023 – April 30, 2023	—	$—	—	—
May 1, 2023 – May 31, 2023	262	67.64	—	—
June 1, 2023 – June 30, 2023	—	—	—	—
Total	262	67.64	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of June 30, 2023, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended June 30, 2023, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 6. Exhibits

Exhibit No.	Description
3.1*	Bylaws of Spire Inc., as amended, effective as of July 27, 2023; filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 28, 2023.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

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

Spire Inc.

Date:	August 2, 2023	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	August 2, 2023	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	August 2, 2023	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)