Form 10-K
period 2023-09-30
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2023-11-16
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company	Emerging growth company
Spire Inc.	☒	☐	☐	☐	☐
Spire Missouri Inc.	☐	☐	☒	☐	☐
Spire Alabama Inc.	☐	☐	☒	☐	☐

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

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of each registrant included in the filing reflect the correction of an error to previously issued financial statements.

Spire Inc.	☐	Spire Missouri Inc.	☐	Spire Alabama Inc.	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Spire Inc.	☐	Spire Missouri Inc.	☐	Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒	Spire Missouri Inc.	Yes ☐	No ☒	Spire Alabama Inc.	Yes ☐	No ☒

The aggregate market value of the common equity held by non-affiliates of Spire Inc. amounted to $3,580,140,878 as of March 31, 2023. All of Spire Missouri Inc.’s and Spire Alabama Inc.’s equity securities are owned by Spire Inc., their parent company and a reporting company under the Exchange Act.

The number of shares outstanding of each registrant’s common stock, as of November 10, 2023, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	53,176,840
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	25,855
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of proxy statement for Spire Inc. to be filed on or about December 13, 2023 — Part III.

Certain exhibits as indicated in Part IV.

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

AOCI	Accumulated other comprehensive income or loss	NYMEX	New York Mercantile Exchange, Inc.
APSC	Alabama Public Service Commission	NYSE	New York Stock Exchange
ASC	Accounting Standards Codification	O&M	Operation and maintenance expense
ASU	Accounting Standards Update	OCI	Other comprehensive income or loss
CCF	A gas measurement which represents a unit of volume equal to one hundred cubic feet	OFO	Operational Flow Order
CCM	Cost Control Measure	PGA	Purchased Gas Adjustment
Company	Spire and its subsidiaries unless the context suggests otherwise	RSE	Rate Stabilization and Equalization
EPS	Earnings per share	SEC	U.S. Securities and Exchange Commission
ESR	Enhanced Stability Reserve	Spire	Spire Inc.
FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.
FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., parent of Spire Gulf and Spire Mississippi
GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.
Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Marketing	Spire Marketing Inc.
Gas Utility	Segment including the operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.
GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.
ICE	Intercontinental Exchange	Spire STL Pipeline	Spire STL Pipeline LLC, or the 65-mile FERC-regulated pipeline it owns and operates to deliver natural gas into eastern Missouri
ISRS	Infrastructure System Replacement Surcharge	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC and Spire Storage Salt Plains LLC
Midstream	Segment including Spire STL Pipeline and Spire Storage	U.S.	United States
MMBtu	Million British thermal units	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth
MoPSC	Missouri Public Service Commission
MSPSC	Mississippi Public Service Commission

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

Item 1. Business

OVERVIEW

Spire Inc. (“Spire”) was formed in 2000 and is the holding company for Spire Missouri Inc. (“Spire Missouri”), Spire Alabama Inc. (“Spire Alabama”), other gas utilities, and gas-related businesses. Spire Missouri was formed in 1857 and Spire Alabama was formed in 1948 by the merger of two gas companies. Spire is committed to transforming its business and pursuing growth through growing organically, investing in infrastructure, and advancing through innovation. The Company has three reportable business segments: Gas Utility, Gas Marketing and Midstream.

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

The Midstream segment includes Spire STL Pipeline LLC (“Spire STL Pipeline”) and Spire Storage (consisting of the operations of Spire Storage West LLC and Spire Storage Salt Plains LLC), which are subsidiaries engaged in the transportation and storage of natural gas.

As of September 30, 2023, Spire had 3,589 employees, including 1,967 for Spire Missouri and 802 for Spire Alabama. We believe that:

1.	the safety and well-being of our employees is one of our most important responsibilities,
2.	the development, education and advancement of employees is key to our sustainability, and
3.	embracing an inclusive workforce full of diverse backgrounds and perspectives drives innovation.

We continue to implement processes, procedures and programs that reflect our focus on consistently reducing our employee injury and motor vehicle accident rates. In 2023, we held our 10th annual safety summit, and we encourage employees to identify potential safety improvements in the workplace, which is one of the driving forces behind reducing motor vehicle incidents and work-related injuries. We have also installed safety cameras in all Company vehicles, which are accompanied by driver coaching initiatives, to promote safe driving habits. To support employee wellness, we offer incentives for weight management and gym membership, as well as employee assistance programs to provide counseling services and emotional support, and we have a formalized comprehensive well-being program that focuses on the physical, emotional, social and financial health of every employee.

All employees have access to developmental assessments, customized training, specialized degree programs, and partnerships with best-in-class organizations related to industry courses, leadership and management workshops and computer application development seminars. In addition, all employees are eligible for up to $6,000 per year in tuition assistance and have access to the Spire Learning Center, our robust internal learning management system. In their first year, each construction and maintenance employee receives 80 hours of safety training, while each service and installation employee receives 200 hours of training. Field operations employees average 24 hours of technical and procedural training annually.

We regularly review and adjust our affirmative action plans based on placement and utilization rates, and we strive to create an even more diverse and inclusive work environment. Our Human Rights Policy demonstrates that Spire understands its universal responsibility to respect human rights and provides the basis for publicly affirming our values and embedding the responsibility into Spire’s operations and the way we do business.

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

Spire Missouri focuses its gas supply portfolio around a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement its regionally diverse firm transportation arrangements. Spire Missouri utilizes Midcontinent, Gulf Coast, Northeast, and Rocky Mountain gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions. Further, Spire STL Pipeline may deliver up to 400,000 million British thermal units (MMBtu) per day of natural gas into eastern Missouri, of which Spire Missouri is the foundation shipper with a contractual commitment of 350,000 MMBtu per day.

In fiscal 2023, Spire Missouri purchased natural gas from 24 different suppliers to meet its total service area current gas sales and storage injection requirements. Spire Missouri entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature-sensitive needs of its customers. Natural gas purchased by Spire Missouri for delivery to its service areas included 50.3 billion cubic feet (Bcf) through the Southern Star Central Gas Pipeline, Inc. (Southern Star) system, 35.8 Bcf through the Enable Mississippi River Transmission LLC (MRT) system, 22.9 Bcf through the Spire STL Pipeline, 6.0 Bcf through the Tallgrass Interstate Gas Transmission, LLC (TIGT) system, 4.3 Bcf through the Panhandle Eastern Pipe Line Company, LP (PEPL) system, and 2.8 Bcf through the Rockies Express Pipeline, LLC (REX) system. Spire Missouri also holds firm transportation arrangements on several other interstate pipeline systems that provide access to gas supplies upstream. Some of Spire Missouri’s commercial and industrial customers purchased their own gas with Spire Missouri transporting 51.2 Bcf to them through its distribution system.

The fiscal 2023 peak day send out of natural gas to Spire Missouri East customers, including transportation customers, occurred on December 23, 2022. The average temperature was 6 degrees Fahrenheit in St. Louis, and on that day Spire Missouri East customers consumed 1.04 Bcf of natural gas. This peak day demand was met with natural gas transported to St. Louis through the MRT, Missouri Gas Pipeline LLC, Spire STL Pipeline, and Southern Star transportation systems, and from Spire Missouri’s on-system storage.

The fiscal 2023 peak day send out of natural gas to Spire Missouri West customers, including transportation customers, occurred on December 22, 2022. The average temperature was -3 degrees Fahrenheit in Kansas City, and on that day Spire Missouri West customers consumed 0.91 Bcf of natural gas. This peak day demand was met with natural gas transported to Kansas City through the Southern Star, PEPL, TIGT, and REX transportation systems.

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

In fiscal 2023, Spire Alabama purchased natural gas from 24 different suppliers to meet current gas sales, storage injection, and liquefied natural gas (LNG) liquefaction requirements, of which one supplier is under a long-term supply agreement. Approximately 47.8 Bcf was purchased for delivery by Southern Natural Gas, 5.6 Bcf by BBT-AlaTenn, 3.8 Bcf by Transco, and 18.2 Bcf through intrastate pipelines to the Spire Alabama delivery points for its residential, commercial, and industrial customers.

The fiscal 2023 peak day send out for Spire Alabama was 0.6 Bcf of natural gas on December 23, 2022, when the average temperature was 13 degrees Fahrenheit in Birmingham, of which 80% was met with supplies transported through Southern Natural Gas, Transco, and intrastate facilities. The remaining 20% was fulfilled with LNG.

Spire Gulf’s distribution system is directly connected to interstate pipelines, natural gas processing plants and gas storage facilities. Spire Gulf buys from a variety of producers and marketers, with BP Energy Company being the primary supplier.

Natural Gas Storage

Spire Missouri believes it currently has ample storage capacity to meet the demands of its distribution system, particularly to augment its supply during peak demand periods. Spire Missouri has a contractual right to store 21.6 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana, 16.0 Bcf of gas storage in Southern Star’s system storage facilities located in Kansas and Oklahoma, 1.4 Bcf of firm storage on PEPL’s system storage, and 1.0 Bcf of firm storage with Spire Storage Salt Plains. MRT’s tariffs allow injections into storage from May 1 through November 1 and require the withdrawal from storage of all but 4.3 Bcf from November 1 through May 1. Southern Star tariffs allow both injections and withdrawals into storage year-round with ratchets that restrict the associated flows dependent upon the underlying inventory level per the contracts.

In addition, Spire Missouri supplements pipeline gas with natural gas withdrawn from its own underground storage field located in St. Louis and St. Charles Counties in Missouri. The field is designed to provide approximately 0.35 Bcf of natural gas withdrawals on a peak day and provides the ability to reinject natural gas during the heating season to replenish or increase deliverability, subject to maximum annual net withdrawals of approximately 4.0 Bcf of natural gas based on the inventory level that Spire Missouri plans to maintain.

Spire Alabama has a contractual right to store 12.7 Bcf of gas with Southern Natural Gas, 0.5 Bcf of gas with Gulf South Pipeline, 0.2 Bcf of gas with Transco and 0.2 Bcf of gas with Tennessee Gas Pipeline. In addition, Spire Alabama has 2.0 Bcf of on-system LNG storage that can provide the system with up to an additional 0.2 Bcf of natural gas daily to meet peak day demand.

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

The following table presents the Company’s various labor agreements as of September 30, 2023:

		Employees	Contract Start	Contract End
Union	Local	Covered	Date	Date
Spire Missouri
United Steel, Paper and Forestry, Rubber Manufacturing, Allied-Industrial and Service Workers International Union (USW)	884	67	August 10, 2021	July 31, 2024
USW	11-6	873	August 1, 2021	July 31, 2024
USW	11-6-03	98	August 1, 2021	July 31, 2024
USW	12561	132	August 1, 2022	July 31, 2025
USW	14228	40	August 1, 2022	July 31, 2025
USW	11-267	28	August 1, 2022	July 31, 2025
International Brotherhood of Electrical Workers	53	1	October 1, 2022	September 30, 2025
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Kansas City	215	August 1, 2022	July 31, 2025
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Monett	49	August 1, 2022	July 31, 2025
Total Spire Missouri		1,503

Spire Alabama
USW	12030	210	May 1, 2023	April 30, 2026
United Association of Gas Fitters	548	207	May 1, 2022	April 30, 2025
Total Spire Alabama		417

Spire Gulf
USW	541	61	August 1, 2023	July 31, 2026

Total Spire		1,981

Operating Revenues and Customer Information

The following tables present information on Spire’s revenues and volume sold and transported (before intersegment eliminations), and annual average numbers of customers for the three years ended September 30, 2023, 2022 and 2021.

Gas Utility Operating Revenues
(% of Total)	2023	2022	2021
Residential	67%	73%	58%
Commercial & Industrial	25%	17%	28%
Transportation	5%	6%	6%
Other	3%	4%	8%
Total	100%	100%	100%

Gas Utility Volume Sold and Transported
(In millions of CCF)	2023	2022	2021
Residential	965.3	994.7	1,069.6
Commercial & Industrial	468.7	468.9	479.0
Transportation	1,662.9	1,617.6	1,614.7
Interruptible	10.9	11.8	15.0
Total System	3,107.8	3,093.0	3,178.3
Off-System	112.9	82.0	69.4
Total	3,220.7	3,175.0	3,247.7

Gas Utility Customers	2023	2022	2021
Residential	1,621,822	1,618,515	1,612,385
Commercial & Industrial	112,753	113,077	112,635
Transportation	1,013	1,023	846
Interruptible	45	50	63
Total	1,735,633	1,732,665	1,725,929

Total annual average number of customers for Spire Missouri and Spire Alabama for fiscal 2023 was 1,203,003 and 430,290, respectively.

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

Residential, commercial, and industrial customers represent approximately 95% and 83% of fiscal 2023 operating revenues for Spire Missouri and Spire Alabama, respectively. Given the current level of natural gas supply and market conditions, the Utilities believe that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In new multi-family and commercial rental markets, the Utilities’ competitive exposures are presently limited to space and water heating applications.

Spire Missouri and Spire Alabama offer gas transportation service to its large commercial and industrial customers. Transportation customers represent approximately 2% and 14% of fiscal 2023 operating revenues for Spire Missouri and Spire Alabama, respectively. The Spire Missouri tariff approved for that type of service produces a margin similar to that which Spire Missouri would have received under their regular sales rates. Similarly, Spire Alabama’s tariff is based on Spire Alabama’s sales profit margin so that operating margins are unaffected.

The Utilities are subject to various environmental laws and regulations that, to date, have not materially affected the Utilities’ or the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 16, Commitment and Contingencies, of the Notes to Financial Statements in Item 8.

GAS MARKETING

Spire Marketing is engaged in the marketing of natural gas and related services throughout the U.S., which includes customers within and outside of the Utilities’ service areas. For fiscal 2023 and 2022, Spire Marketing volumes averaged 1.40 Bcf/day and 1.73 Bcf/day, respectively. The majority of Spire Marketing’s business is derived from the procurement and physical delivery of natural gas to a diverse customer base, primarily in the central and southern U.S. Through its retail operations, Spire Marketing offers natural gas marketing services to large commercial and industrial customers, while its wholesale business consists of producers, pipelines, power generators, municipalities, storage operators, and utility companies. Wholesale activities currently represent a majority of the total Gas Marketing business. The Gas Marketing strategy is to leverage its market expertise and risk management skills to manage and optimize the value of its portfolio of commodity, transportation, park and loan, and storage contracts while controlling costs and acting on new marketplace opportunities.

In the course of its business, Spire Marketing enters into agreements to purchase natural gas at a future date in order to lock up supply to cover future sales commitments to its customers. To secure access to the markets it serves, Spire Marketing contracts for transportation capacity on various pipelines from pipeline companies directly and from other parties through the secondary capacity market. Throughout fiscal 2023, Spire Marketing held approximately 1 Bcf per day of firm transportation capacity. In addition, to ensure reliability of service and to provide operational flexibility, Spire Marketing enters into firm storage contracts and interruptible park and loan transactions with various companies, where it is able to buy and retain gas to be delivered at a future date, at which time it sells the natural gas to third parties. As of September 30, 2023, Spire Marketing has contracted for approximately 18 Bcf of such storage and park and loan capacity for the 2023-2024 winter season.

MIDSTREAM

Spire Midstream consists of three facilities located in the U.S.: Spire STL Pipeline, Spire Storage West, and Spire Storage Salt Plains.

Spire STL Pipeline owns and operates a 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to multiple delivery points in St. Louis County, Missouri, including Spire Missouri. Spire STL Pipeline’s operating revenue is derived primarily from Spire Missouri as its foundation shipper. The pipeline is under the jurisdiction of the Federal Energy Regulatory Commission (FERC).

Spire Storage West is engaged in the storage of natural gas serving markets primarily in the western region of the U.S. The facility is located in southwestern Wyoming and consists of two storage fields operating under one FERC market-based rate tariff currently authorized to provide up to 55 Bcf of storage capacity to customers. The actual storage capacity was 23 Bcf as of September 30, 2023, and management is in the process of expanding it to 39 Bcf by 2025.

Spire Storage Salt Plains is located in north central Oklahoma and serves markets in the midcontinent and midwestern U.S. The facility operates under intrastate regulation and has a certificated capacity of 13 Bcf and working capacity of 10 Bcf.

OTHER

Other components of the Company’s consolidated information include Spire's subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

Item 1A. Risk Factors

Spire’s, Spire Missouri’s and Spire Alabama’s businesses and financial results are subject to a number of risks and uncertainties, including those set forth below. The risks described below are those management considers to be material. When considering any investment in these companies’ securities, investors should carefully consider the following information, as well as information contained in the caption “Forward-Looking Statements,” Item 7A, and other documents Spire, Spire Missouri, and Spire Alabama file with the SEC. This list is not exhaustive, and management places no priority or likelihood based on the risk descriptions, order of presentation or grouping.

RISKS AND UNCERTAINTIES THAT RELATE TO REGULATORY, LEGISLATIVE AND LITIGATION FACTORS

Regulatory and legislative developments in the energy industry related to climate change or in support of increased energy efficiency may adversely affect operations and financial results.

There have been a number of federal, state and local legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions, such as methane and carbon dioxide. Adoption of this type of legislation by Congress or similar legislation by states or localities, or the adoption of related regulations by federal, state or local governments mandating a substantial reduction in greenhouse gas emissions, restricting the use of fossil fuels, such as natural gas, or restricting the construction of infrastructure could have far-reaching and significant impacts on the energy industry. Such new legislation or regulations could result in increased compliance costs or additional operating restrictions, adversely affect the demand for natural gas and/or midstream services, or impact the prices charged to customers, potentially reducing customer growth opportunities and/or increasing the cost of doing business.

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

The Utilities could incur additional costs if required to adjust to new laws or regulations, revisions to existing laws or regulations or changes in interpretations of existing laws or regulations. In addition, as the regulatory environment for the natural gas industry increases in complexity, the risk of inadvertent noncompliance could also increase. If the Utilities fail to comply with applicable laws and regulations, whether existing or new, they could be subject to fines, penalties, business interruption or other enforcement action by the authorities that regulate the Utilities’ operations.

Federal safety and integrity regulations related to pipeline and storage operators and owners of critical infrastructure may impose significant costs and liabilities on the Company.

The U.S. Pipeline and Hazardous Materials Safety Administration (PHMSA) requires pipeline and natural gas storage operators to develop integrity management programs to evaluate their pipelines comprehensively and to take additional measures to protect pipeline segments located in areas where a leak or rupture could potentially do the most harm.

The Company is required to maintain programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. PHMSA constantly updates its regulations to ensure the highest levels of pipeline safety. As the operator of pipelines, Spire is required to:

•	perform ongoing assessments of pipeline integrity;
•	identify and characterize applicable threats to pipelines;
•	improve data collection, integration and analysis;
•	repair and remediate the pipeline as necessary; and
•	implement preventative and mitigating actions.

The Transportation Security Administration (TSA) requires owners and operators of specified pipeline facilities to take action to prevent disruption and degradation to their infrastructure to achieve the following security outcomes:

•	develop network segmentation policies and controls;
•	create access control measures to secure and prevent unauthorized access to critical cyber systems;
•	build continuous monitoring and detection policies and procedures to detect threats and correct anomalies; and
•	reduce the risk of exploitation of unpatched systems in a timely manner using a risk-based methodology.

As such, pipeline owners and operators are required to establish and execute a TSA-approved Cybersecurity Implementation Plan, develop and maintain a Cybersecurity Incident Response Plan, and establish a Cybersecurity Assessment Program.

Costs to comply with these and other such future safety and integrity regulations are significant. Additionally, should the Company fail to comply with applicable statutes, rules, regulations and orders, it could be subject to significant fines, penalties, business interruption or other enforcement actions.

Environmental laws and regulations may require significant expenditures or increase operating costs.

The Utilities and Midstream companies are subject to federal, state and local environmental laws and regulations affecting many aspects of their present and future operations. These laws and regulations require these businesses to obtain and comply with a wide variety of environmental licenses, permits, inspections, and approvals. Failure to comply with these laws and regulations and failure to obtain any required permits and licenses may result in costs in the form of fines, penalties, business interruptions or other enforcement actions, which may be material. In addition, existing environmental laws and regulations could be revised or reinterpreted and/or new laws and regulations could be adopted or become applicable to these companies or their facilities, thereby impacting the cost of compliance. The discovery of presently unknown environmental conditions, including former manufactured gas plant sites, and adverse claims under environmental laws and regulations may result in expenditures and liabilities, which could be material. To the extent environmental compliance costs are self-insured, or not fully covered by insurance or recovered in rates from customers, those costs may have an adverse effect on financial condition and results of operations.

The Utilities’ liquidity may be adversely affected by delays in recovery of their costs, due to regulation.

In the normal course of business, there is a lag between when the Utilities incur increases in certain of their costs and the time in which those costs are considered for recovery in the ratemaking process. Cash requirements for increased gas supply costs, operating costs, increased funding levels of defined benefit pension and postretirement costs, capital expenditures, interest expense and other increases in the costs of doing business, including inflation, can require outlays of cash prior to the authorization of increases in rates charged to customers, as approved by the MoPSC, APSC, or MSPSC. Accordingly, the Utilities’ liquidity can be adversely impacted to the extent higher costs are not timely recovered from their customers.

Changes to income tax policy, certain tax elections, tax regulations and future taxable income could adversely impact the Company’s financial condition and results of operations.

The Company has significantly reduced its current federal and state income tax obligations over the past few years through tax planning strategies and application of tax rules which included the use of bonus depreciation deductions for certain expenditures for property. As a result, the Company generated large annual taxable losses that have resulted in significant federal and state net operating losses. The Company plans to utilize these net operating losses in the future. The value of these net operating losses could be reduced if the Company cannot generate enough taxable income in the future to utilize all of the net operating losses generated prior to the Tax Cuts and Jobs Act of 2017 before they expire due to income tax policy changes, lower-than-expected financial performance and/or regulatory actions.

Changes to income tax policy, laws and regulations, including but not limited to changes in tax rates, the deductibility of certain expenses including interest and/or changes in the deductibility of certain expenditures for property, could adversely impact the Company. Those impacts could include reducing the value of its net operating losses and could result in material charges to earnings. Further, the Company’s financial condition and results of operations may be adversely impacted. Notably, the Inflation Reduction Act became effective on August 16, 2022. This new law provides various tax credits and incentives with respect to clean energy. The Company is still evaluating the impact and applicability of these programs to its operations, but they are not expected to have a material impact on the Company.

The Company may be involved in legal or administrative proceedings before various courts and governmental bodies that could adversely affect its results of operations and financial condition.

The Company may be involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, environmental issues, gas cost prudence reviews and other matters. For further details, see Contingencies in Note 16 to the financial statements in Item 8. Adverse decisions regarding these matters, to the extent they require the Company to make payments in excess of amounts provided for in its financial statements, or to the extent they are self-insured or not covered by insurance, could adversely affect the results of operations and financial condition.

Commodity markets and derivative instruments are regulated by federal agencies, and new developments in this area may adversely impact Spire Marketing’s results of operations and financial condition.

As a participant in the natural gas market, Spire Marketing is subject to applicable statutes, rules, regulations and orders administered by FERC and the Commodity Futures Trading Commission (CFTC), including those directed generally to prevent fraud or manipulation involving natural gas transactions (physical or financial transactions). Spire Marketing could be subject to fines, penalties, business interruption or other enforcement actions by the FERC or CFTC, or both, for failure to comply with such rules. New regulatory and legislative actions may adversely impact Spire Marketing’s results of operations and financial condition by potentially reducing customer growth opportunities and/or increasing the costs of doing business.

Spire Marketing uses bilateral contracts and derivative instruments such as futures contracts, options and swaps to hedge or mitigate ongoing commercial risks. Most standardized swaps, under the Dodd-Frank Act and regulations from the CFTC, are required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility, subject to certain exceptions. These regulations may also require compliance with certain margin requirements for over-the-counter derivative contracts with certain regulated entities, which could adversely affect liquidity and ability to use derivatives to hedge risks. In addition, the CFTC’s rules require companies, including Spire Marketing, to maintain regulatory records of swap transactions, and to report swaps to centralized swap data repositories, among other compliance obligations.

Although Spire Marketing may qualify for exceptions to certain of these CFTC rules, its derivatives counterparties are likely subject to capital, margin, documentation and business conduct requirements imposed as a result of the Dodd-Frank Act. These obligations may increase transaction costs and may make it more difficult for Spire Marketing to enter into hedging transactions on favorable terms or affect the number and/or creditworthiness of available swap counterparties. In that event, Spire Marketing’s inability to enter into derivatives instruments or other commercial risk hedging transactions on favorable terms, or at all, could increase operating expenses and expose it to unhedged commercial risks, including potential adverse changes in commodity prices.

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

RISKS THAT RELATE TO OPERATIONAL FACTORS

The Company’s ability to meet its customers’ natural gas requirements may be impaired if contracted gas supplies, interstate pipeline and/or storage services are not available or delivered in a timely manner.

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

Spire Marketing’s ability to deliver natural gas to its customers is contingent upon the performance of its suppliers and capability of pipeline and storage operators to fulfill delivery obligations to Spire Marketing under firm contracts. To the extent that it is unable to obtain the necessary supplies, Spire Marketing’s financial position and results of operations may be adversely impacted.

Midstream is dependent upon third-party pipelines and other facilities to provide delivery options to and from its facilities. If any pipeline connection were to become unavailable for volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, the ability to continue receiving or delivering natural gas could be restricted, and to the extent not mitigated by contractual indemnification, insurance or tariffs, would thereby reduce its revenues. Any permanent interruption that causes a material reduction in volumes could result in an impairment loss that could have a material adverse effect on the financial condition and results of operations.

Transporting, distributing, and storing natural gas and propane involves numerous risks that may result in accidents and other operating risks.

Natural gas transportation, distribution and storage activities inherently involve a variety of integrity issues, hazards and operations risks, such as leaks, accidental explosions, blowouts, damage caused by third parties, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to the Company and its subsidiaries. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. Similar risks also exist for Spire Missouri’s propane storage, transmission and minor distribution operations. These activities may subject the Company to litigation or administrative proceedings. Such litigation or proceedings could result in substantial monetary judgments, fines, penalties, business interruption or other enforcement actions against the Company and its subsidiaries or be resolved on unfavorable terms. In accordance with customary industry practices, the Utilities and other Spire businesses maintain insurance against a significant portion, but not all, of these risks and losses. To the extent the occurrence of any of these events is self-insured or not fully covered by insurance, it could adversely affect the financial condition and results of operations of the Company and its subsidiaries.

Because of competition, the Company may not be able to retain existing customers or acquire new customers, or may be unsuccessful in retaining or acquiring contractual assets on favorable terms, which could have an adverse impact on its business, results of operations and financial condition.

The Utilities face the risk that larger commercial or industrial customers may bypass gas distribution services by directly connecting with interstate pipelines or, in the case of Spire Alabama and Spire Gulf, also from municipally or publicly owned gas distributors located adjacent to its service territory. The Utilities cannot provide any assurance that increased competition will not have a material adverse effect on their business, financial condition or results of operations.

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

Also, Spire Marketing profitability may be impacted by the effects of the expiration, in the normal course of business, of certain of its natural gas supply, sales, transportation and storage contracts if, because of competition or other reasons, those contracts cannot be replaced and/or renewed with arrangements with similar terms and pricing.

Significantly warmer-than-normal weather conditions and the effects of climate change may affect the Utilities’ sale of heating energy and adversely impact their financial position and results of operations.

The Utilities’ earnings are primarily generated by the sale of heating energy. Spire Missouri and Spire Mississippi each have a Weather Normalization Adjustment rider, Spire Alabama has a Temperature Adjustment Rider, and Spire Gulf has a Weather Impact Normalization Factor. These mechanisms, approved by the respective state regulatory body, provide better assurance of the recovery of fixed costs and margins during winter months despite variations in sales volumes due to the impacts of weather, while the annual rate designs of Alabama and Mississippi help adjust for other factors that affect customer usage. However, significantly warmer-than-normal weather conditions in the Utilities’ service areas and other factors, such as climate change, alternative energy sources and increased efficiency of gas furnaces and other appliances, may result in reduced profitability and decreased cash flows attributable to lower gas sales. Furthermore, these mechanisms do not fully mitigate the impact of warmer weather and continuation of these adjustment factors is subject to regulatory discretion.

To the extent climate change results in warmer temperatures, financial results could be adversely affected through lower gas volumes and revenues and reduced marketing opportunities. Management believes it is likely that any such resulting impacts would occur over a long period of time and thus would be difficult to quantify with any degree of specificity. Another possible impact of climate change may be more frequent and more severe weather events, such as significant wind or flooding events, which could increase costs to repair damaged facilities and restore service to customers or result in lost revenues if the Company were unable to deliver natural gas to customers. Such weather events could also disrupt our usual gas supplies and make it impossible or extremely costly to find replacement gas for our customers. To the extent such impacts are self-insured, or not covered by insurance or recovered in rates, the foregoing events could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s natural gas storage business includes inherent geologic and operational risks.

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

Any damage to the Spire Storage facilities or pipelines, or lack of integrity to its storage fields, including damages caused by a blow-out, to the extent such impacts are self-insured or not covered by insurance, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Increased dependence on technology may hinder the Company’s business operations and adversely affect their financial condition and results of operations if such technologies fail.

The Company has implemented or acquired a variety of technological tools including both Company-owned information technology and technological services provided by outside parties. These tools and systems support critical functions including the Company’s integrated planning, scheduling and dispatching of field resources, its automated meter reading system, customer care and billing, procurement and accounts payable, operational plant logistics, management reporting, and external financial reporting. The failure of these or other similarly important technologies, or the Company’s inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and, to the extent such impacts are self-insured or not covered by insurance, could adversely impact its financial condition and results of operations.

Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance these efforts to date would protect against all potential issues related to the loss of any such technologies or the Company’s use of such technologies.

A cyberattack may disrupt the Company’s operations or lead to a loss or misuse of confidential and proprietary information or potential liability.

The Company is subject to cybersecurity risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by the Company, its subsidiaries, or its third-party vendors in the normal course of business, as well as breaches in the technology that manages natural gas supply and control operations and other business processes. A loss of confidential or proprietary data or security breaches of technology for operations or business processes could adversely affect the Company’s reputation, diminish customer confidence, disrupt operations, and subject the Company to possible financial liability, any of which could have a material effect on its financial condition and results of operations.

The Company acknowledges increased dependence on technology increases its exposure to cyberattack. The Company closely monitors both preventive and detective measures to manage these risks and maintain cyber risk insurance to mitigate a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these cyber events is self-insured or not covered by insurance, it could adversely affect the Company’s financial condition and results of operations.

The Company’s business activities are concentrated in a few states and regions.

The Utilities provide natural gas distribution services to customers in Alabama, Mississippi, and Missouri. Midstream is focused on the Rocky Mountain/Western and Midcontinent regions. Changes in the regional economies, politics, regulations and weather patterns of these states could negatively impact growth opportunities and the usage patterns and financial condition of customers and could adversely affect earnings, cash flows, and financial position.

RISKS THAT RELATE TO FINANCIAL, ECONOMIC AND MARKET FACTORS

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

A downgrade in Spire’s and/or its subsidiaries’ credit ratings and/or reduced access to credit and capital markets may negatively affect its cost of capital or prevent it from executing operating strategies.

Currently, Spire, Spire Missouri, and Spire Alabama have investment-grade credit ratings. There is no assurance such credit ratings for any of these companies will remain in effect for any given period of time or such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Spire has a working capital line of credit to meet its short-term liquidity needs. Spire’s line of credit may be used to meet the liquidity needs of any of its subsidiaries, subject to sublimits. If the rating agencies lowered the credit rating at any of these entities, particularly below investment grade, it might significantly limit that entity’s ability to secure new or additional credit facilities and would increase its costs of borrowing. Spire’s and the Utilities’ ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on their ability to execute their operating strategies.

Spire Marketing relies on its cash flows, ability to effect net settlements with counterparties, parental guaranties, and access to Spire’s liquidity resources to satisfy its credit and working capital requirements. Spire Marketing’s ability to rely on parental guaranties is dependent upon Spire’s financial condition and credit ratings. If Spire’s credit ratings were lowered, particularly below investment grade, counterparty acceptance of parental guaranties may diminish, resulting in decreased availability of credit. Additionally, under such circumstances, certain counterparties may require Spire Marketing to provide prepayments or cash deposits, amounts of which would be dependent upon natural gas market conditions. Reduced access to credit or increased credit requirements, which may also be caused by factors such as higher overall natural gas prices, may limit Spire Marketing’s ability to enter into certain transactions. In addition, Spire Marketing has concentrations of counterparty credit risk in that a significant portion of its transactions are with (or are associated with) utility companies and their marketing affiliates. The concentration of counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that customers in this group may be affected similarly by changes in economic, industry, or other conditions. Spire Marketing also has concentrations of credit risk in certain individually significant counterparties. Spire Marketing closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations.

Regional supply/demand imbalances, fluctuations in natural gas commodity prices, changes in the terms and rates charged by midstream facilities, and infrastructure projects may adversely impact the future profitability of the Company.

Competition in the marketplace and fluctuations in natural gas commodity prices have a direct impact on Spire Marketing. Changing market conditions and prices, the narrowing of regional and seasonal price differentials and limited future price volatility may adversely impact its sales margins or affect its ability to procure gas supplies and/or to serve certain customers, which may reduce sales profitability and/or increase certain credit requirements caused by reductions in netting capability. Although the FERC regulates the interstate transportation of natural gas and establishes the general terms and conditions under which Spire Marketing may use interstate gas pipeline capacity to purchase and transport natural gas, Spire Marketing must occasionally renegotiate its transportation agreements with a concentrated group of pipeline companies. Renegotiated terms of new agreements, or increases in FERC-authorized rates of existing agreements, may impact Spire Marketing’s future profitability. Profitability may also be adversely impacted if pipeline capacity or future storage capacity secured is not fully utilized.

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

Spire Missouri’s and Spire Alabama’s income from off-system sales and capacity release is subject to fluctuations in market conditions and changing supply and demand conditions in areas the Utilities hold pipeline capacity rights. Specific factors impacting the Utilities’ income from off-system sales and capacity release include the availability of attractively priced natural gas supply, availability of pipeline capacity, and market demand. Income from off-system sales and capacity release is shared with customers. Spire Missouri and Spire Alabama are allowed to retain 25% of the net margins achieved as a result of such off-system sales and capacity release. The Utilities’ ability to retain such income in the future is also subject to regulatory discretion.

Rapid significant increases in natural gas prices may adversely affect the Utilities’ liquidity and, in certain circumstances, results of operations.

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

Spire and its subsidiaries have pension and other postretirement benefit plans that provide benefits to many of their employees and retirees. Costs of providing benefits and related funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. The funded status of the plans and the related costs reflected in the Company’s financial statements are affected by various factors, which are subject to an inherent degree of uncertainty, including economic conditions, financial market performance, interest rates, life expectancies and demographics. Recessions and volatility in the domestic and international financial markets have negatively affected the asset values of the Company’s pension plans at various times in the past. Poor investment returns or lower interest rates may necessitate accelerated funding of the plans to meet minimum federal government requirements, which could have an adverse impact on the Company’s financial condition and results of operations. For more information, including regulatory provisions affecting the Utilities’ plans, see Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements in Item 8.

In connection with acquisitions, Spire and Spire Missouri recorded goodwill and long-lived assets that could become impaired and adversely affect its financial condition and results of operations.

Spire and Spire Missouri assess goodwill for impairment annually or more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company and Spire Missouri assess their long-lived assets for impairment whenever events or circumstances indicate an asset’s carrying amount may not be recoverable. To the extent the value of goodwill or long-lived assets becomes impaired, the Company and Spire Missouri may be required to incur impairment charges that could have a material impact on their results of operations.

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

GENERAL RISK FACTORS

Resources expended to pursue or integrate business acquisitions, investments or other business arrangements may adversely affect Spire’s financial position and results of operations and return on investments made may not meet the Company’s expectations.

From time to time, Spire may seek to grow through strategic acquisitions, investments or other business arrangements. Attractive acquisition and investment opportunities may be difficult to complete on economically acceptable terms. It is possible for Spire to expend considerable resources pursuing acquisitions and investments that for a variety of reasons do not move forward. Similarly, investment opportunities may be hindered or halted by regulatory or legal actions. To the extent acquisitions or investments are made, such transactions involve a number of risks, including but not limited to, the assumption of material liabilities, the diversion of management’s attention from daily operations, difficulties in assimilation and retention of employees, securing adequate capital to support the transaction, and obtaining regulatory approval. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial efficiencies expected to result from an acquisition or investment do not develop. Additionally, there are no assurances resources expended will achieve their intended result.

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

As with most businesses, there are operations and business risks inherent in the activities of Spire’s subsidiaries. If, in the normal course of business, Spire or any of its subsidiaries becomes a party to litigation, such litigation could result in substantial monetary judgments, fines, penalties, business interruption or other enforcement actions or be resolved on unfavorable terms. In accordance with customary practice, Spire and its subsidiaries maintain insurance against a significant portion of, but not all, risks and losses, though it does reinsure a portion of the risk from certain of Spire’s insurers through its captive insurance company. Spire and its operating companies employ many strategies to gain assurance such risks are appropriately managed, mitigated, or insured, as appropriate. To the extent a loss is self-insured or not fully covered by insurance or other risk mitigation strategies, that loss could adversely affect Spire’s and/or its subsidiaries’ financial condition and results of operations.

Catastrophic events may adversely affect the Company’s facilities and operations.

Catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, tropical storms, winter storms, terrorist acts, acts of civil unrest, pandemic illnesses or other similar occurrences could adversely affect the Utilities’ facilities and operations, as well as those of Midstream. Emergency planning and training programs are in place to respond to events that could cause business interruptions; however, unanticipated events or a combination of events, failure in resources needed to respond to events, or slow or inadequate response to events may have an adverse impact. To the extent the impacts of such catastrophic events are not covered by insurance or recovered in rates, this could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company may be adversely affected by economic conditions.

Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies, a loss of existing customers, and fewer new customers. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect revenues and cash flows or restrict future growth. Economic conditions in the Utilities’ service territories may also adversely impact the Utilities’ ability to collect accounts receivable, resulting in an increase in bad debt expense.

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

Spire Missouri

The principal properties of Spire Missouri consist of its gas distribution system, which includes more than 32,000 miles of main and related service lines, odorization and regulation facilities, and customer meters. The mains and service lines are located in municipal streets or alleys, public streets or highways, or on lands of others for which Spire Missouri has obtained the necessary legal rights to place and operate its facilities on such property. Spire Missouri has an underground natural gas storage facility, several operating centers, and other related properties. Substantially all of Spire Missouri’s utility plant is subject to the liens of its mortgage. All the properties of Spire Missouri are held in fee, by easement, or under lease agreements.

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

Item 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS – Listed below are executive officers as defined by the SEC for Spire as of November 16, 2023, along with their ages (as of September 30, 2023), positions and business experience during the past five years.

Name	Age	Position with Company (1)	Appointed (2)

S. L. Lindsey	57	President and Chief Executive Officer	October 2023
		Executive Vice President, Chief Operating Officer (until October 2023)	January 2020
		Executive Vice President, Chief Executive Officer of Gas Utilities and Distribution Operations (until December 2019)	October 2012
		Chief Executive Officer, Spire Missouri	December 2018
		Chief Executive Officer, Spire Alabama	September 2014

S. Sitherwood (3)	63	Executive Vice President, Senior Advisor	October 2023
		President and Chief Executive Officer (until October 2023)	February 2012
		Chairman of the Board, Spire Missouri	January 2015
		Chairman of the Board, Spire Alabama	September 2014

S. P. Rasche	63	Executive Vice President and Chief Financial Officer	November 2013
		Chief Financial Officer, Spire Missouri (until January 2020)	May 2012
		Chief Financial Officer, Spire Alabama (until January 2020)	September 2014

M. C. Darrell (4)	65	Senior Vice President, Chief Legal and Compliance Officer	May 2012

M. C. Geiselhart	64	Senior Vice President, Chief Strategy and Corporate Development Officer	January 2015

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

(3)	Ms. Sitherwood has announced she will retire effective January 1, 2024.
(4)	Mr. Darrell has announced he will retire effective December 1, 2023.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Spire

Spire’s common stock trades on The New York Stock Exchange (NYSE) under the symbol “SR”. The number of holders of record as of November 10, 2023 was 2,531.

Dividends are payable on the Company’s common stock at the discretion of its Board of Directors (the “Board”). Spire, and Spire Missouri prior to the holding company’s formation in 2000, has paid common stock dividends continuously since 1946, with 2023 marking the 20th consecutive year of increasing dividends on an annualized basis. Although the Board expects to continue paying dividends on the common stock for the foreseeable future, the declaration of dividends is not guaranteed. The amount of dividends on the common stock, if any, will depend upon the Company’s financial condition, results of operations, capital requirements, and other factors.

Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

September 30	2018	2019	2020	2021	2022	2023
Spire Inc.	$100.00	$122.09	$77.17	$92.14	$97.66	$92.65
S&P 500 Utilities Index	100.00	127.10	120.79	134.09	141.56	131.63
S&P 500 Index	100.00	104.25	120.05	156.07	131.92	160.44

*	Cumulative total return is based on a $100 investment on September 30, 2018, assuming reinvestment of dividends.

The S&P 500 Utilities Index is comprised of 30 utilities heavily weighted to large capitalization (median market cap of $22.3 billion) electric utilities. In 2023, stocks of small and mid cap electric utilities and gas utility companies (like Spire) in general traded lower relative to the large cap electric sector.

For disclosures related to securities authorized for issuance under equity compensation plans, see Note 3, Stock-Based Compensation, of the Notes to Financial Statements in Item 8.

During the three months ended September 30, 2023, the only repurchases of the Company’s common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2023 – July 31, 2023	—	—	—	—
August 1, 2023 – August 31, 2023	—	—	—	—
September 1, 2023 – September 30, 2023	749	$60.65	—	—
Total	749	$60.65	—	—

Spire Missouri

Spire Missouri common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.

Spire Missouri’s mortgage contains restrictions on its ability to pay cash dividends on its common stock, as described in further detail in Note 5, Shareholders’ Equity, of the Notes to Financial Statements in Item 8. As of September 30, 2023 and 2022, the amount under the mortgage’s formula that was available to pay dividends was $1,678.5 million and $1,579.4 million, respectively.

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

OVERVIEW

The Company has three reportable segments: Gas Utility, Gas Marketing, and Midstream. Most of Spire’s earnings are derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. Due to the seasonal nature of the Utilities’ business and the volumetric Spire Missouri rate design, earnings of Spire and each of the Utilities are typically concentrated during the heating season of November through April each fiscal year.

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

Midstream

Spire’s midstream operations consist of Spire STL Pipeline and Spire Storage (composed of Spire Storage West LLC and Spire Salt Plains Storage LLC). Spire STL Pipeline owns and operates a FERC-regulated 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. Spire STL Pipeline’s operating revenue is derived primarily from Spire Missouri as its foundation shipper. Spire Storage is engaged in the storage of natural gas in the western region of the U.S. Spire Storage consists of two storage fields in Wyoming operating under one FERC market-based rate tariff, and a storage field in Oklahoma that operates under intrastate jurisdiction with authorizations from FERC under Section 311 of the Natural Gas Policy Act to provide certain interstate storage, transportation, and hub services.

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

•	the Utilities’ ability to access credit markets and maintain working capital sufficient to meet operating requirements;
•	the effect of natural gas price volatility on the business; and
•	the ability to manage costs, integrate and standardize operations, and upgrade infrastructure.

In the Gas Marketing segment, these include:

•	the risks of competition;
•	fluctuations and volatility in natural gas prices;
•	the changing flow and availability of natural gas;
•	new national infrastructure projects;
•	the ability to procure firm transportation and storage services at reasonable rates;
•	credit and/or capital market access; and
•	counterparty risks.

In the Midstream segment, these include:

•	the impact of seasonal weather patterns;
•	fluctuations and volatility in natural gas prices;
•	the changing flow and availability of natural gas;
•	the efficiency of the injection and withdrawal processes for natural gas storage;
•	competitive factors in the energy industry;
•	energy and other regulation in Spire's storage and transportation service areas; and
•	counterparty risks.

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

The Utilities work actively to reduce the impact of wholesale natural gas price volatility on their costs by strategically structuring their natural gas supply portfolios to increase their gas supply availability and pricing alternatives. They may also use derivative instruments to hedge against significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Purchased Gas Adjustment (PGA) clause of Spire Missouri, Spire Gulf and Spire Mississippi and the Gas Supply Adjustment (GSA) rider of Spire Alabama allow the Utilities to flow through to customers, subject to prudence review by the public service commissions, the cost of purchased gas supplies, including costs, cost reductions and related carrying costs associated with the use of derivative instruments to mitigate volatility in the cost of natural gas. As of September 30, 2023, Spire Missouri had active derivative positions, but Spire Alabama has had no gas supply derivative instrument activity since 2010. The Utilities believe they will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.

The Utilities rely on short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy their seasonal cash requirements and fund their capital expenditures. The Utilities access the commercial paper market through a program administered by the holding company, which then loans borrowed funds to the Utilities. The Utilities directly access the long-term bond market. Access to debt markets is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes the Utilities currently have adequate access to credit and capital markets and will have sufficient liquidity and capital resources to meet their foreseeable obligations. See the “Liquidity and Capital Resources” section for additional information.

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

Midstream

In its Midstream segment, Spire seeks to drive growth through supporting natural gas grid reliability, the ability to manage exposure to gas price volatility, and providing access to key supply basins for the shipment of natural gas. These transportation and storage operations serve a variety of natural gas customers, including Spire’s other businesses.

Absolute natural gas prices do not directly impact the results of this segment, but there is a relationship between natural gas prices and the revenues derived from the transportation and storage of natural gas. Natural gas price trends and demand for natural gas influence these price relationships through market volatility or changes in absolute prices of one supply/market point to another. Further, natural gas price differences between the various hubs Spire serves could influence the volumes of gas transported or stored on Spire’s system and the related transportation and storage rates.

Spire carefully monitors the creditworthiness of counterparties to its transactions. It performs in-house credit reviews of potential customers and may require credit assurances such as prepayments, letters of credit or parental guaranties when appropriate. Credit limits for customers are established and monitored.

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

EARNINGS

This section contains discussion and analysis of the results for the year ended September 30, 2023 compared to the results for the year ended September 30, 2022. The discussion and analysis of the results for the year ended September 30, 2022 compared to the results of the year ended September 30, 2021 can be found in Part II, Item 7 of Spire Inc.’s fiscal 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on November 16, 2022.

The following sections present and discuss the financial metrics in total and by registrant and segment.

Spire

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

						Per
	Gas	Gas			Consol-	Diluted
	Utility	Marketing	Midstream	Other	idated	Share**
Year Ended September 30, 2023
Net Income (Loss) [GAAP]	$200.5	$39.1	$12.0	$(34.1)	$217.5	$3.85
Adjustments, pre-tax:
Fair value and timing adjustments	—	11.4	—	—	11.4	0.21
Acquisition activities	—	—	2.5	—	2.5	0.05
Income tax effect of adjustments*	—	(2.9)	(0.4)	—	(3.3)	(0.06)
Net Economic Earnings (Loss) [Non-GAAP]	$200.5	$47.6	$14.1	$(34.1)	$228.1	$4.05

Year Ended September 30, 2022
Net Income (Loss) [GAAP]	$198.6	$35.6	$11.1	$(24.5)	$220.8	$3.95
Adjustments, pre-tax:
Fair value and timing adjustments	—	(11.4)	—	—	(11.4)	(0.22)
Income tax effect of adjustments*	4.1	2.8	—	—	6.9	0.13
Net Economic Earnings (Loss) [Non-GAAP]	$202.7	$27.0	$11.1	$(24.5)	$216.3	$3.86

Year Ended September 30, 2021
Net Income (Loss) [GAAP]	$237.2	$44.8	$11.1	$(21.4)	$271.7	$4.96
Adjustments, pre-tax:
Missouri regulatory adjustments	(9.0)	—	—	—	(9.0)	(0.17)
Fair value and timing adjustments	0.3	3.0	—	—	3.3	0.06
Divestiture activities	—	—	—	(1.3)	(1.3)	(0.02)
Income tax effect of adjustments*	2.1	(0.8)	—	0.3	1.6	0.03
Net Economic Earnings (Loss) [Non-GAAP]	$230.6	$47.0	$11.1	$(22.4)	$266.3	$4.86

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas	Gas
	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Year Ended September 30, 2023
Operating Income (Loss)	$350.8	$49.3	$24.3	$(5.8)	$—	$418.6
Operation and maintenance expenses	461.8	19.4	30.5	21.9	(16.0)	517.6
Depreciation and amortization	244.4	1.5	8.4	0.5	—	254.8
Taxes, other than income taxes	210.3	1.2	2.9	0.1	—	214.5
Less: Gross receipts tax expense	(131.5)	(0.3)	—	—	—	(131.8)
Contribution Margin [Non-GAAP]	1,135.8	71.1	66.1	16.7	(16.0)	1,273.7
Natural gas costs	1,189.6	107.7	—	—	(36.5)	1,260.8
Gross receipts tax expense	131.5	0.3	—	—	—	131.8
Operating Revenues	$2,456.9	$179.1	$66.1	$16.7	$(52.5)	$2,666.3

	Gas	Gas
	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Year Ended September 30, 2022
Operating Income	$339.9	$46.9	$20.8	$0.6	$—	$408.2
Operation and maintenance expenses	413.3	14.6	22.2	14.9	(15.4)	449.6
Depreciation and amortization	227.9	1.4	7.5	0.5	—	237.3
Taxes, other than income taxes	176.2	0.6	2.6	0.1	—	179.5
Less: Gross receipts tax expense	(109.6)	(0.2)	—	—	—	(109.8)
Contribution Margin [Non-GAAP]	1,047.7	63.3	53.1	16.1	(15.4)	1,164.8
Natural gas costs	788.8	171.4	—	—	(36.3)	923.9
Gross receipts tax expense	109.6	0.2	—	—	—	109.8
Operating Revenues	$1,946.1	$234.9	$53.1	$16.1	$(51.7)	$2,198.5

	Gas	Gas
	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Year Ended September 30, 2021
Operating Income (Loss)	$374.0	$58.5	$19.5	$(1.8)	$—	$450.2
Operation and maintenance expenses	422.2	17.1	24.2	16.0	(13.7)	465.8
Depreciation and amortization	204.4	1.2	6.9	0.6	—	213.1
Taxes, other than income taxes	157.0	0.9	2.0	0.2	—	160.1
Less: Gross receipts tax expense	(93.9)	(0.1)	—	—	—	(94.0)
Contribution Margin [Non-GAAP]	1,063.7	77.6	52.6	15.0	(13.7)	1,195.2
Natural gas costs	961.7	18.8	—	0.1	(34.3)	946.3
Gross receipts tax expense	93.9	0.1	—	—	—	94.0
Operating Revenues	$2,119.3	$96.5	$52.6	$15.1	$(48.0)	$2,235.5

Select changes from the year ended September 30, 2022 to the year ended September 30, 2023 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Changes FY23 from FY22	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income	$1.9	$3.5	$0.9	$(9.6)	$(3.3)
Net Economic Earnings [Non-GAAP]	(2.2)	20.6	3.0	(9.6)	11.8
Operating Revenues	510.8	(55.8)	13.0	(0.2)	467.8
Contribution Margin [Non-GAAP]	88.1	7.8	13.0	(0.0)	108.9
Operation and Maintenance Expenses	48.5	4.8	8.3	6.4	68.0
Other Income (Expense)					32.1
Interest Expense					65.9
Income Tax					(20.1)

The increase in interest expense reflects the significant increase in short-term interest rates and higher long-term debt levels versus the prior year, combined with higher average levels of short-term borrowings in the current year. Weighted-average short-term interest rates were 5.0% in the current year, versus 1.1% in the prior year.

The change in other income was $22.6 after removing the impact of the Postretirement Non-Service Cost Transfer (NSC Transfer) of $9.5. This increase was driven primarily by Spire Missouri, the result of increased inventory carrying-cost credits combined with favorable mark-to-market valuations on non-qualified retirement trusts. The year-over-year growth also benefited from investment gains experienced by other subsidiaries.

Income tax expense decreased $20.1. The current year benefited from lower pre-tax income and a one-time tax credit study, while the prior year included $4.1 expense related to the 2021 Missouri rate order.

Gas Utility

For the twelve months ended September 30, 2023, Gas Utility net income was $1.9 higher than the prior-year period, as the $2.6 and $1.8 growth at Spire Missouri and Spire EnergySouth, respectively, was partly offset by the $2.5 decrease at Spire Alabama. Net economic earnings in the current year was $2.2 lower than the prior year, which tracks net income after removing the Spire Missouri $4.1 GAAP regulatory tax adjustment in the prior-year period. These results are described in further detail below.

The increase in Gas Utility operating revenues for fiscal 2023 was attributable to the following factors:

Spire Missouri and Spire Alabama – Higher PGA/GSA gas cost recoveries	$436.1
Spire Missouri – 2021 and 2022 rate case outcomes	60.7
Spire Alabama – RSE: net adjustments	22.0
Spire Missouri and Spire Alabama – Higher gross receipts taxes	21.5
Spire EnergySouth	6.9
Spire Missouri – Volumetric usage including weather mitigation impact	4.1
Spire Alabama – Volumetric usage including weather mitigation impact	(30.6)
Spire Missouri and Spire Alabama – Lower off-system sales	(12.3)
All other factors	2.4
Total Variation	$510.8

The primary driver of revenue growth in the current year was $436.1 in higher gas cost recoveries at the utilities of Spire Missouri and Spire Alabama, reflecting higher average gas costs being passed through to customers. The current year also benefited from a $60.7 increase at Spire Missouri resulting from the current-year impacts of the 2022 and 2021 rate orders. The current year results also include $22.0 in net favorable rate adjustments under the RSE mechanism at Spire Alabama, higher gross receipts taxes of $21.5 at Spire Missouri and Spire Alabama, growth of $6.9 at Spire EnergySouth, and favorable volume/usage of $4.1 at Spire Missouri. These benefits were only partly offset by a $30.6 reduction due to volume/usage at Spire Alabama, and a combined $12.3 reduction in off-system sales between Spire Missouri and Spire Alabama.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – 2021 and 2022 rate case outcomes	$60.7
Spire Alabama – RSE: net adjustments	19.6
Spire Missouri - Volumetric usage including weather mitigation impact	5.4
Spire EnergySouth	3.3
Spire Alabama – Volumetric usage including weather mitigation impact	(2.2)
All other factors	1.3
Total Variation	$88.1

The contribution margin growth was primarily driven by the $60.7 increase from the Spire Missouri 2022 and 2021 rate order implementations, $19.6 from favorable rate adjustments within the RSE framework at Spire Alabama, and a $3.3 increase at Spire EnergySouth. The $5.4 favorable volume impact at Spire Missouri was partly offset by the $2.2 volume decline at Spire Alabama, both net of weather mitigation impacts.

O&M expenses for the twelve months ended September 30, 2023, were $48.5 higher than the prior year. Expenses increased $15.4 after removing the $9.1 impact of the NSC Transfer and approximately $24 due to the change in treatment of Spire Missouri general overheads that were being deferred in the prior-year period. The O&M increase was driven by a $22.1 increase in operations and customer experience costs and a $5.0 increase in bad debt expense. These increases were only partly offset by a $5.3 reduction in outside services, favorable administrative and general (A&G) expenses, and lower employee-related expenses.

Taxes, other than income taxes, increased $34.1, and were driven by $21.9 in higher pass-through gross receipts taxes, along with higher property taxes resulting from the continued infrastructure build-out by the Utilities. Depreciation and amortization expenses for fiscal 2023 were $16.5 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Gas Marketing

Net income growth of $3.5 reflects the strong operating results experienced in the current-year, driven by favorable market conditions in the first half of fiscal 2023 that allowed the business to take advantage of regional basis differentials to optimize storage and transportation positions. These gains were partly offset by unfavorable year-over-year after-tax unrealized fair market value adjustments of $17.1, and slightly higher O&M costs associated with higher employee-related expenses. Net economic earnings exceeds net income growth as net economic earnings excludes the impacts of the unrealized fair market value adjustments.

The decline in operating revenues primarily reflects lower commodity pricing in fiscal 2023 versus the prior year.

Gas Marketing contribution margin increased $7.8 from the same period last year, driven by incremental optimization of storage and transportation assets in the current year, which were only partly offset by unfavorable year-over-year fair value adjustments of $22.8.

Midstream

Net income and net economic earnings for the Company’s Midstream segment increased $0.9 and $3.0, respectively, for the year ended September 30, 2023 versus the prior-year period. Strong net income performance at Spire Storage West reflecting optimized operational and withdrawal commitments that were partly offset by the acquisition of Spire Storage Salt Plains, whose impacts are excluded from net economic earnings.

The $13.0 increase in operating revenues and contribution margin is attributable to the $8.1 growth at Spire Storage West and to the Spire Storage Salt Plains acquisition in April 2023. The O&M increase of $8.3 is driven by a $2.1 increase at Spire Storage West supporting the higher level of billable storage activity, with the remaining increase due principally to Spire Storage Salt Plains operations as well as acquisition and transaction costs for the previously announced and pending Missouri Gas Company (MoGas) acquisition.

Other

The Company’s other activities incurred a $34.1 loss for the twelve months ended September 30, 2023, $9.6 higher than the prior-year period. The larger current-year loss was driven by higher interest expense, reflecting both higher borrowings and interest rates, combined with higher corporate costs, partly offset by lower income tax expense.

Spire Missouri

	Year Ended September 30,
	2023	2022
Operating Income	$207.1	$204.0
Operation and maintenance expenses	296.2	255.7
Depreciation and amortization	158.7	145.3
Taxes, other than income taxes	157.5	129.0
Less: Gross receipts tax expense	(96.7)	(79.6)
Contribution Margin [Non-GAAP]	722.8	654.4
Natural gas costs	943.4	587.0
Gross receipts tax expense	96.7	79.6
Operating Revenues	$1,762.9	$1,321.0
Net Income	$117.5	$114.9

Operating revenues for the twelve months ended September 30, 2023 were $441.9 higher than the comparable prior-year period. A key driver was an increase in gas recovery costs totaling $362.3. Further, $60.7 of the increase attributable to fiscal 2023 results represent the cumulative impacts of the implementation of the 2022 and 2021 rate orders. Higher gross receipts taxes contributed a $17.1 increase, and volume (net of weather mitigation) contributed $4.1 growth. These revenue growth drivers were only partially offset by lower off-system sales of $5.2.

Temperatures in Spire Missouri’s service areas during fiscal 2023 were 1.4% warmer than during fiscal 2022 and 10.4% warmer than normal. The Spire Missouri total system volume sold and transported was 1,592.0 million centum of cubic feet (CCF) for the year ended September 30, 2023, compared with 1,602.8 million CCF last year. Total off-system volume sold and transported was 14.5 million CCF for fiscal 2023, compared with 19.1 million for fiscal 2022.

Contribution margin for the fiscal year ended September 30, 2023 increased $68.4 from the same period in the prior year. The increase was the result of the previously mentioned timing of the 2022 and 2021 rate case implementations generating $60.7 incremental contribution margin, combined with favorable volumetric impacts of $5.4.

Reported O&M expenses for the current year period increased $40.5 versus the prior year. Expenses increased $8.6 after removing the $7.9 impact of the NSC Transfer and the approximately $24 of general overheads that were deferred in the prior year. The increase reflects higher non-employee operations expense of $14.7 and higher bad debt expense of $2.2, partly offset by lower outside service costs and favorable A&G expenses in the current year.

Depreciation and amortization expenses were up $13.4, the result of continued investment in infrastructure upgrades. Other income was higher by $18.4, after removing the $7.9 due to the NSC Transfer. This variance is primarily attributable to increased natural gas inventory carrying cost credits, combined with favorable mark-to-market valuations on non-qualified retirement trusts. Interest expense increased $36.5, primarily reflecting higher short-term interest rates and net long-term debt issuances in the current year.

Net income increased $2.6 over the comparable prior-year period.

Spire Alabama

	Year Ended September 30,
	2023	2022
Operating Income	$119.7	$112.6
Operation and maintenance expenses	136.4	130.1
Depreciation and amortization	69.3	66.8
Taxes, other than income taxes	43.0	38.1
Less: Gross receipts tax expense	(29.9)	(25.5)
Contribution Margin [Non-GAAP]	338.5	322.1
Natural gas costs	202.7	161.5
Gross receipts tax expense	29.9	25.5
Operating Revenues	$571.1	$509.1
Net Income	$66.0	$68.5

The $62.0 increase in operating revenues reflects a $73.8 increase in gas cost recoveries pursuant to the GSA mechanism, $22.0 higher net rate adjustments under the RSE mechanism, and higher gross receipts taxes of $4.4. These favorable impacts were partly offset by a $30.6 reduction attributable to weather/volumetric impacts, and a $7.1 decrease in off-system sales.

Temperatures in Spire Alabama’s service area during fiscal 2023 were 10.7% warmer than during fiscal 2022 and 18.8% warmer than normal. Spire Alabama’s total system volume sold and transported was 1,026.2 million CCF during the year ended September 30, 2023, compared with 1,010.8 million CCF during the prior year. Off-system sales volume for fiscal 2023 totaled 98.8 million CCF compared with 63.1 million CCF for fiscal 2022.

Contribution margin increased $16.4, which was principally a result of net favorable RSE adjustments of $19.6. This growth was tempered by unfavorable weather/volumetric impacts totaling $2.2, after applying weather mitigation.

Excluding the impact of the NSC Transfer of $1.1, the increase in O&M of $5.2 was largely due to a $2.3 increase in bad debt expense. Depreciation expense was up $2.5 reflecting the continued infrastructure investments in the service territory.

The variance in other income is primarily the impact of the year-over-year change in the NSC Transfer. Interest expense increased $13.6, primarily reflecting higher short-term interest rates and long-term debt issuances in the current year. Resulting fiscal 2023 net income declined $2.5 versus fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	2023	2022	2021
Net cash provided by operating activities	$440.2	$55.0	$249.8
Net cash used in investing activities	(695.5)	(546.7)	(622.0)
Net cash provided by financing activities	260.6	500.9	379.4

Net cash provided by operating activities increased $385.2 from 2022 to 2023 after decreasing $194.8 from 2021 to 2022. In addition to the changes in net income between the respective periods (discussed above), the remaining changes were related to regulatory timing and fluctuations in working capital items, as discussed below in the Future Cash Requirements section. Specifically, the timing and amounts of regulatory adjustments for purchased gas costs resulted in a large change in deferred recovery in 2022, greatly reducing net cash provided by operating activities that year.

In 2023, the Company's net cash used in investing activities was $148.8 more than in 2022, primarily driven by a $110.3 increase in capital expenditures and the $37.0 acquisition of Spire Storage Salt Plains. Capital expenditures increased $60.0 in the Gas Utility segment (primarily due to meter and other infrastructure upgrades) and $51.0 in the Midstream segment (primarily due to the ongoing Wyoming storage facility expansion).

In 2022, the Company used $75.3 less cash in investing activities than in 2021, primarily driven by a $72.6 decrease in capital expenditures, with Gas Utility down $61.8 and Midstream down $10.4.

Net cash provided by financing activities was down $240.3 in 2023 compared to 2022 as a result of lower net debt issuances, lower common stock issuances, and higher dividends. Although the net increase in long-term debt was $473.8 in fiscal 2023 compared to only $244.2 in fiscal 2022, Spire reduced short-term debt by $82.0 in fiscal 2023 after increasing short-term borrowings $365.5 in 2022.

Net cash provided by financing activities was up $121.5 in 2022 compared to 2021. As noted above, 2022 net short-term debt issuances were $365.5, which was $341.5 higher than in 2021. In addition, the combination of lower net repayments of long-term debt ($59.6) and higher cash generated from the issuance of common stock ($50.9) in 2022 contributed $110.5 to the year-over-year increase. A significant offset to these increases was a $329.1 decline in cash generated from the issuance of long-term debt, coupled with $8.7 higher common stock dividend payments.

Future Cash Requirements

The Company’s short-term borrowing requirements typically peak during colder months when the Utilities borrow money to cover the lag between when they purchase natural gas and when their customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with Spire Missouri’s use of natural gas derivative instruments), variations in the timing of collections of gas cost under the Utilities’ PGA clauses and GSA riders, the seasonality of accounts receivable balances, and the utilization of stored gas inventories cause short-term cash requirements to vary during the year and from year to year, and may cause significant variations in the Company’s cash provided by or used in operating activities.

Spire’s material cash requirements as of September 30, 2023, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and common and preferred stock dividends.

Total Company capital expenditures are planned to be $765 for fiscal 2024, though Spire had purchase commitments for less than a quarter of these as of September 30, 2023.

As detailed in Note 6, Long-Term Debt, of the Notes to Financial Statements in Item 8, $156.6 of the total $3,732.7 principal amount is due in fiscal 2024. Using each long-term debt instrument’s stated maturity and fixed rates or variable rates as of September 30, 2023, interest payments are projected to total $1,817.3, of which $150.7 is due in fiscal 2024.

Spire’s natural gas purchase obligations totaled $1,613.2, including $650.1 for fiscal 2024, representing the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. The amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using forward market prices as of September 30, 2023. Each of the Utilities generally recovers costs related to its purchases, transportation and storage of natural gas through the operation of its PGA clause or GSA rider, subject to prudence review by the appropriate regional public service commission. Additional contractual commitments are generally entered into prior to or during the heating season.

Spire dividends declared and payable as of September 30, 2023, totaled $43.1, while annualized dividends based on the regular quarterly amounts declared on November 10, 2023, are estimated at $175.3.

Spire will pay $175 cash, subject to customary working capital and other closing adjustments, to acquire MoGas Pipeline, an interstate natural gas pipeline, and Omega Pipeline, a connected gas distribution system, from CorEnergy Infrastructure Trust, Inc. if the transaction closes (currently anticipated in the second quarter of fiscal 2024). For further discussion of this pending acquisition, see Note 16, Commitments and Contingencies, of the Notes to Financial Statements in Item 8.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated requirements.

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of September 30, 2023, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade with a stable outlook (other than Moody's negative outlook for Spire Alabama debt).

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB+	Baa2
Spire Inc. preferred stock	BBB	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	A-	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of September 30, 2023 or 2022.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of commercial paper or the use of a revolving credit facility. For information about these resources, see Note 7, Notes Payable and Credit Agreements, of the Notes to Financial Statements in Item 8 and “Interest Rate Risk” under “Market Risk” below.

Long-term Debt and Equity

At September 30, 2023, Spire had outstanding principal of long-term debt totaling $3,732.7, of which $1,798.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama, and $229.7 was issued by other subsidiaries. For more information about long-term debt, see Note 6 of the Notes to Financial Statements in Item 8 and “Interest Rate Risk” under “Market Risk” below.

Effective March 5, 2022, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount of up to $800.0 for financings placed any time before December 31, 2024. Under this authorization through September 30, 2023, Spire Missouri has issued $79.1 of common stock and $400.0 of first mortgage bonds. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

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

On February 13, 2023, Spire Missouri issued $400.0 aggregate principal amount of its 4.80% Series First Mortgage Bonds due 2033. Interest is payable semi-annually. The notes are senior secured indebtedness of Spire Missouri and rank equally with all other existing and future senior secured indebtedness issued by Spire Missouri under its mortgage and deed of trust. The bonds are secured by a first mortgage lien on substantially all of the real properties of Spire Missouri, subject to limited exceptions.

On March 7, 2023, Spire issued $150.0 aggregate principal amount of its 5.80% Series 2023 Senior Notes due March 15, 2033. Interest is payable semi-annually. The notes are senior unsecured obligations of the Company.

Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 244,182 and 237,891 shares at September 30, 2023 and November 10, 2023, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

Spire has an “at-the-market” (ATM) equity distribution agreement, pursuant to which the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). In the second and third quarters of fiscal 2023, Spire executed forward sale agreements for a total of 2,315,921 shares, 1,744,549 of which must be settled on or before December 28, 2023 and 571,372 of which were settled on September 27, 2023, generating net proceeds of $38.5. Had the remaining shares under the forward agreements been settled as of September 30, 2023, it would have generated net proceeds of $111.2. As of September 30, 2023, Spire may sell additional shares with an aggregate offering price of up to $17.9 under the current Board of Directors authorization expiring May 2025. For additional information about the ATM program, see Note 5 of the Notes to Financial Statements in Item 8.

In February 2021, Spire issued 3.5 million equity units for an aggregate stated amount of $175.0, resulting in net proceeds of $169.3 after underwriting fees and other issuance costs. See Note 5, Shareholders’ Equity, of the Notes to Financial Statements in Item 8 for additional discussion of these equity units.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 44% equity at September 30, 2023 and 46% equity at September 30, 2022. For more information about equity, see Note 5 of the Notes to Financial Statements in Item 8.

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

For more information, see Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements in Item 8.

The tables below reflect the sensitivity of Spire’s plans to potential changes in key assumptions:

Pension Plan Benefits:		Estimated Increase/
		(Decrease) to	Estimated Increase/
	Increase/	Projected	(Decrease) to Annual
Actuarial Assumptions	(Decrease)	Benefit Obligation	Net Pension Cost*
Discount Rate	0.25%	$(9.3)	$0.1
	(0.25)%	9.7	(0.1)
Expected Return on Plan Assets	0.25%	—	(1.0)
	(0.25)%	—	1.0
Rate of Future Compensation Increase	0.25%	0.6	0.1
	(0.25)%	(0.6)	(0.1)

Postretirement Benefits:		Estimated Increase/
		(Decrease) to	Estimated Increase/
		Projected	(Decrease) to Annual
	Increase/	Postretirement	Net Postretirement
Actuarial Assumptions	(Decrease)	Benefit Obligation	Benefit Cost*
Discount Rate	0.25%	$(2.5)	$—
	(0.25)%	2.6	—
Expected Return on Plan Assets	0.25%	—	(0.7)
	(0.25)%	—	0.7

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

MARKET RISK

Commodity Price Risk

Gas Utility

The Utilities’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of Spire Missouri’s PGA clauses and Spire Alabama’s GSA rider. The PGA clauses and GSA rider allows the Utilities to flow through to customers, subject to prudence review by the MoPSC and APSC, the cost of purchased gas supplies. Spire Missouri is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. Spire Missouri is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Spire Alabama is allowed to make monthly changes to the GSA rate, but increases cannot exceed a 5% increase over the prior effective residential billing rate. The Utilities also have risk management policies that allow for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. These policies prohibit speculation. As of September 30, 2023, Spire Missouri had active natural gas derivative positions, but Spire Alabama did not. Costs and cost reduction, including carrying costs, associated with the use of natural gas derivative instruments are allowed to be passed on to customers through the operation of the PGA clauses or GSA rider. Accordingly, the Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. For more information about the Utilities’ natural gas derivative instruments, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8.

Gas Marketing

In the course of its business, Spire’s non-regulated gas marketing subsidiary, Spire Marketing, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, Spire Marketing has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, Spire Marketing manages the price risk associated with its fixed price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options and swap contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) to lock in margins. At September 30, 2023 and 2022, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations.

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

	Derivative		Derivatives
	Fair	Cash	and Cash
	Values	Margin	Margin
Net balance of derivative assets at September 30, 2022	$10.6	$15.2	$25.8
Changes in fair value	(35.0)	—	(35.0)
Settlements/purchases - net	12.2	—	12.2
Changes in cash margin	—	3.1	3.1
Net balance of derivative assets at September 30, 2023	$(12.2)	$18.3	$6.1

	As of September 30, 2023
Maturity by Fiscal Year	Total	2024	2025	2026	2027	2028
Fair values of exchange-traded/cleared natural gas derivatives - net	$(12.1)	$(8.6)	$(3.3)	$(0.2)	$—	$—
Fair values of basis swaps - net	0.5	0.7	—	(0.1)	(0.1)	—
Fair values of puts and calls - net	(0.1)	(0.1)	—	—	—	—

Position volumes [millions of MMBtu, long or (short)]:
Net futures/swap/option positions	21.4	7.9	9.9	2.3	1.2	0.1
Net basis swap positions	14.1	6.2	3.7	2.2	1.8	0.2
Net puts and calls positions	(0.8)	(0.8)	—	—	—	—

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

Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal 2024:

Net balance of derivative liabilities at September 30, 2022	$(8.9)
Changes in fair value	19.6
Settlements	(1.7)
Net balance of derivative liabilities at September 30, 2023	$9.0

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its short-term debt issuances. Based on average short-term borrowings during fiscal 2023, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense (and a decrease in pre-tax earnings and cash flows) of approximately $8.4 on an annual basis. Portions of such an increase may be offset through the Utilities’ application of PGA and GSA carrying costs. At September 30, 2023, Spire had fixed-rate long-term debt totaling $3,432.7, of which $1,498.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama, and $1,184.7 was issued by Spire and other subsidiaries. While the long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

Refer to Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8 for details on the Company’s interest rate swap transactions.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 16, 2023, expressed an unqualified opinion on those financial statements.

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

November 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spire Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The Company is subject to rate regulation by the Missouri and Alabama Public Service Commissions (the “Commissions”), which have jurisdiction with respect to the rates of natural gas companies within their respective geographies. The Company has stated that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process.

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commissions will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2023, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

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

November 16, 2023

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Missouri Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Missouri Inc. (a wholly owned subsidiary of Spire Inc.) (the “Company”) as of September 30, 2023 and 2022, the related statements of comprehensive income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

The Company is subject to rate regulation by the Missouri Public Service Commission (the “Commission”), which has jurisdiction with respect to the rates of natural gas companies within Missouri’s geography. The Company has stated that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process.

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commission will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2023, and the judgments made by management to support their assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

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

November 16, 2023

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Alabama Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Alabama Inc. (a wholly owned subsidiary of Spire Inc.) (the “Company”) as of September 30, 2023 and 2022, the related statements of income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

The Company is subject to rate regulation by the Alabama Public Service Commission (the “Commission”), which has jurisdiction with respect to the rates of natural gas companies within Alabama’s geography. The Company has stated that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process.

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commission will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2023, and the judgments made by management to support their assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

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

November 16, 2023

We have served as the Company’s auditor since 2014.

SPIRE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30
(In millions, except per share amounts)	2023	2022	2021
Operating Revenues	$2,666.3	$2,198.5	$2,235.5
Operating Expenses:
Natural gas	1,260.8	923.9	946.3
Operation and maintenance	517.6	449.6	465.8
Depreciation and amortization	254.8	237.3	213.1
Taxes, other than income taxes	214.5	179.5	160.1
Total Operating Expenses	2,247.7	1,790.3	1,785.3
Operating Income	418.6	408.2	450.2
Interest Expense	185.7	119.8	106.6
Other Income (Expense), Net	23.4	(8.7)	(3.4)
Income Before Income Taxes	256.3	279.7	340.2
Income Tax Expense	38.8	58.9	68.5
Net Income	217.5	220.8	271.7
Provision for preferred dividends	14.8	14.8	14.8
Income allocated to participating securities	0.3	0.3	0.4
Net Income Available to Common Shareholders	$202.4	$205.7	$256.5

Weighted Average Number of Common Shares Outstanding:
Basic	52.5	52.0	51.6
Diluted	52.6	52.1	51.7
Basic Earnings Per Share of Common Stock	$3.86	$3.96	$4.97
Diluted Earnings Per Share of Common Stock	$3.85	$3.95	$4.96

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2023	2022	2021
Net Income	$217.5	$220.8	$271.7
Other Comprehensive Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain arising during the period	20.1	56.7	61.2
Amounts reclassified into regulatory liabilities	(17.5)	—	—
Amounts reclassified into net income	(2.4)	(1.2)	(1.3)
Net gain on cash flow hedging derivative instruments	0.2	55.5	59.9
Net gain (loss) on defined benefit pension and other postretirement plans	0.2	1.5	(1.3)
Net unrealized gain (loss) on available-for-sale debt securities	0.1	(0.4)	(0.2)
Other Comprehensive Income, Before Tax	0.5	56.6	58.4
Income Tax Expense Related to Items of Other Comprehensive Income	0.1	13.0	13.6
Other Comprehensive Income, Net of Tax	0.4	43.6	44.8
Comprehensive Income	$217.9	$264.4	$316.5

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED BALANCE SHEETS

	September 30
(Dollars in millions, except per share amounts)	2023	2022
ASSETS
Utility Plant	$8,210.1	$7,664.9
Less: Accumulated depreciation and amortization	2,431.2	2,294.5
Net Utility Plant	5,778.9	5,370.4
Non-utility Property (net of accumulated depreciation and amortization of $71.1 and $50.7 at September 30, 2023 and 2022, respectively)	628.5	491.4
Other Investments	102.6	87.8
Total Other Property and Investments	731.1	579.2
Current Assets:
Cash and cash equivalents	5.6	6.5
Accounts receivable:
Utility	192.4	210.8
Other	128.6	443.8
Allowance for credit losses	(32.5)	(31.9)
Delayed customer billings	22.0	21.3
Inventories:
Natural gas	223.7	371.8
Propane gas	8.6	8.6
Materials and supplies	47.2	41.9
Regulatory assets	348.3	355.4
Prepayments	48.2	41.1
Other	84.8	122.7
Total Current Assets	1,076.9	1,592.0
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6
Regulatory assets	1,249.2	1,112.4
Other	305.9	258.1
Total Deferred Charges and Other Assets	2,726.7	2,542.1
Total Assets	$10,313.6	$10,083.7

SPIRE INC.

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30
	2023	2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at September 30, 2023 and 2022)	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 53.2 million shares and 52.5 million shares issued and outstanding at September 30, 2023, and 2022, respectively)	53.2	52.5
Paid-in capital	1,616.5	1,571.3
Retained earnings	958.0	905.5
Accumulated other comprehensive income	47.6	47.2
Total Shareholders' Equity	2,917.3	2,818.5
Temporary equity	16.5	13.1
Long-term debt (less current portion)	3,554.0	2,958.5
Total Capitalization	6,487.8	5,790.1
Current Liabilities:
Current portion of long-term debt	156.6	281.2
Notes payable	955.5	1,037.5
Accounts payable	253.1	617.4
Advance customer billings	20.9	18.7
Wages and compensation accrued	47.0	50.2
Customer deposits	27.7	28.2
Taxes accrued	104.1	90.1
Regulatory liabilities	7.3	3.7
Other	183.2	226.6
Total Current Liabilities	1,755.4	2,353.6
Deferred Credits and Other Liabilities:
Deferred income taxes	743.7	675.1
Pension and postretirement benefit costs	137.3	163.0
Asset retirement obligations	577.4	520.9
Regulatory liabilities	472.4	418.2
Other	139.6	162.8
Total Deferred Credits and Other Liabilities	2,070.4	1,940.0
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$10,313.6	$10,083.7

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions,	Common Stock		Preferred	Paid-in	Retained
except per share amounts)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Balance at September 30, 2020	51,611,789	$51.6	$242.0	$1,549.2	$720.7	$(41.2)	$2,522.3
Net income	—	—	—	—	271.7	—	271.7
Dividend reinvestment plan	24,565	—	—	1.6	—	—	1.6
Stock-based compensation costs	—	—	—	9.1	—	—	9.1
Stock issued under stock-based compensation plans	65,316	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(16,787)	—	—	(1.1)	—	—	(1.1)
Equity units issued	—	—	—	(40.8)	—	—	(40.8)
Temporary equity adjustment to redemption value	—	—	—	—	1.3	—	1.3
Dividends declared:
Common stock ($2.60 per share)	—	—	—	—	(135.9)	—	(135.9)
Preferred stock ($1.475 per depositary share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	—	44.8	44.8
Balance at September 30, 2021	51,684,883	$51.7	$242.0	$1,517.9	$843.0	$3.6	$2,658.2
Net income	—	—	—	—	220.8	—	220.8
Common stock issued	719,625	0.7	—	49.6	—	—	50.3
Dividend reinvestment plan	24,154	—	—	1.6	—	—	1.6
Stock-based compensation costs	—	—	—	4.1	—	—	4.1
Stock issued under stock-based compensation plans	93,936	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(28,055)	—	—	(1.8)	—	—	(1.8)
Dividends declared:
Common stock ($2.74 per share)	—	—	—	—	(143.5)	—	(143.5)
Preferred stock ($1.475 per depositary share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	—	43.6	43.6
Balance at September 30, 2022	52,494,543	$52.5	$242.0	$1,571.3	$905.5	$47.2	$2,818.5
Net income	—	—	—	—	217.5	—	217.5
Common stock issued	611,872	0.6	—	39.9	—	—	40.5
Dividend reinvestment plan	22,230	—	—	1.5	—	—	1.5
Stock-based compensation costs	—	—	—	5.3	—	—	5.3
Stock issued under stock-based compensation plans	60,007	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(18,428)	—	—	(1.4)	—	—	(1.4)
Temporary equity adjustment to redemption value	—	—	—	—	2.3	—	2.3
Dividends declared:
Common stock ($2.88 per share)	—	—	—	—	(152.5)	—	(152.5)
Preferred stock ($1.475 per depositary share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	—	0.4	0.4
Balance at September 30, 2023	53,170,224	$53.2	$242.0	$1,616.5	$958.0	$47.6	$2,917.3

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2023	2022	2021
Operating Activities:
Net Income	$217.5	$220.8	$271.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254.8	237.3	213.1
Deferred income taxes and investment tax credits	36.9	57.9	67.0
Changes in assets and liabilities:
Accounts receivable	334.2	(26.5)	(343.0)
Inventories	142.8	(117.2)	(111.0)
Regulatory assets and liabilities	(68.7)	(409.0)	76.6
Accounts payable	(389.2)	190.7	177.7
Delayed/advance customer billings, net	1.5	(25.5)	(12.4)
Taxes accrued	15.0	11.2	8.9
Other assets and liabilities	(117.6)	(93.5)	(116.1)
Other	13.0	8.8	17.3
Net cash provided by operating activities	440.2	55.0	249.8
Investing Activities:
Capital expenditures	(662.5)	(552.2)	(624.8)
Business acquisition	(37.0)	—	—
Other	4.0	5.5	2.8
Net cash used in investing activities	(695.5)	(546.7)	(622.0)
Financing Activities:
Issuance of long-term debt	755.0	300.0	629.1
Repayment of long-term debt	(281.2)	(55.8)	(115.4)
(Repayment) Issuance of short-term debt, net	(82.0)	365.5	24.0
Issuance of common stock	41.9	51.9	1.0
Dividends paid on common stock	(150.7)	(141.9)	(133.2)
Dividends paid on preferred stock	(14.8)	(14.8)	(14.8)
Other	(7.6)	(4.0)	(11.3)
Net cash provided by financing activities	260.6	500.9	379.4
Net Increase in Cash, Cash Equivalents, and Restricted Cash	5.3	9.2	7.2
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	20.5	11.3	4.1
Cash, Cash Equivalents, and Restricted Cash at End of Year	$25.8	$20.5	$11.3

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(177.5)	$(119.9)	$(98.7)
Income taxes	(2.0)	(1.8)	(1.5)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2023	2022	2021
Operating Revenues	$1,762.9	$1,321.0	$1,516.6
Operating Expenses:
Natural gas	943.4	587.0	786.8
Operation and maintenance	296.2	255.7	261.1
Depreciation and amortization	158.7	145.3	129.2
Taxes, other than income taxes	157.5	129.0	110.9
Total Operating Expenses	1,555.8	1,117.0	1,288.0
Operating Income	207.1	204.0	228.6
Interest Expense	97.4	60.9	50.3
Other Income (Expense), Net	19.4	(6.9)	(8.9)
Income Before Income Taxes	129.1	136.2	169.4
Income Tax Expense	11.6	21.3	25.3
Net Income	117.5	114.9	144.1
Other Comprehensive Income (Loss), Net of Tax	0.2	1.5	(1.3)
Comprehensive Income	$117.7	$116.4	$142.8

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

BALANCE SHEETS

	September 30
(Dollars in millions, except per share amounts)	2023	2022
ASSETS
Utility Plant	$4,964.9	$4,550.4
Less: Accumulated depreciation and amortization	1,043.2	982.1
Net Utility Plant	3,921.7	3,568.3
Other Property and Investments	65.7	58.9
Current Assets:
Cash and cash equivalents	0.8	—
Accounts receivable:
Utility	142.6	131.5
Associated companies	1.3	3.7
Other	21.1	44.5
Allowance for credit losses	(26.2)	(24.9)
Delayed customer billings	17.9	16.1
Inventories:
Natural gas	132.8	215.3
Propane gas	8.6	8.6
Materials and supplies	24.2	22.0
Regulatory assets	293.1	288.1
Prepayments	26.7	23.3
Total Current Assets	642.9	728.2
Deferred Charges and Other Assets:
Goodwill	210.2	210.2
Regulatory assets	617.6	547.6
Other	147.4	105.0
Total Deferred Charges and Other Assets	975.2	862.8
Total Assets	$5,605.5	$5,218.2

SPIRE MISSOURI INC.

BALANCE SHEETS (continued)

	September 30
	2023	2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 50.0 million shares authorized; 25,855 and 25,325 issued and outstanding at September 30, 2023 and 2022, respectively)	$0.1	$0.1
Paid-in capital	854.8	816.1
Retained earnings	992.4	931.9
Accumulated other comprehensive loss	(2.5)	(2.7)
Total Shareholder's Equity	1,844.8	1,745.4
Long-term debt (less current portion)	1,785.4	1,387.7
Total Capitalization	3,630.2	3,133.1
Current Liabilities:
Current portion of long-term debt	—	250.0
Notes payable – associated companies	540.6	445.3
Accounts payable	85.8	119.0
Accounts payable – associated companies	10.5	13.3
Advance customer billings	11.0	7.0
Wages and compensation accrued	23.6	33.8
Customer deposits	5.8	6.5
Taxes accrued	60.3	50.4
Other	48.7	45.6
Total Current Liabilities	786.3	970.9
Deferred Credits and Other Liabilities:
Deferred income taxes	531.8	500.1
Pension and postretirement benefit costs	103.3	115.5
Asset retirement obligations	111.1	110.6
Regulatory liabilities	389.4	331.8
Other	53.4	56.2
Total Deferred Credits and Other Liabilities	1,189.0	1,114.2
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$5,605.5	$5,218.2

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Balance at September 30, 2020	24,577	$0.1	$765.0	$672.9	$(2.9)	$1,435.1
Net income	—	—	—	144.1	—	144.1
Other comprehensive loss, net of tax	—	—	—	—	(1.3)	(1.3)
Balance at September 30, 2021	24,577	0.1	765.0	817.0	(4.2)	1,577.9
Net income	—	—	—	114.9	—	114.9
Common stock issued to Spire Inc.	748	—	51.1	—	—	51.1
Other comprehensive income, net of tax	—	—	—	—	1.5	1.5
Balance at September 30, 2022	25,325	0.1	816.1	931.9	(2.7)	1,745.4
Net income	—	—	—	117.5	—	117.5
Common stock issued to Spire Inc.	530	—	38.7	—	—	38.7
Dividends declared	—	—	—	(57.0)	—	(57.0)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at September 30, 2023	25,855	$0.1	$854.8	$992.4	$(2.5)	$1,844.8

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2023	2022	2021
Operating Activities:
Net Income	$117.5	$114.9	$144.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158.7	145.3	129.2
Deferred income taxes and investment tax credits	11.6	21.3	25.3
Changes in assets and liabilities:
Accounts receivable	16.0	163.8	(207.4)
Inventories	80.2	(45.4)	(79.0)
Regulatory assets and liabilities	(22.4)	(314.3)	35.9
Accounts payable	(45.7)	25.3	23.1
Delayed/advance customer billings, net	2.2	(26.4)	(13.0)
Taxes accrued	9.7	9.3	2.1
Other assets and liabilities	(108.4)	(48.0)	(115.0)
Other	1.7	1.4	0.7
Net cash provided by (used in) operating activities	221.1	47.2	(54.0)
Investing Activities:
Capital expenditures	(447.5)	(354.1)	(382.6)
Other	4.1	3.6	1.3
Net cash used in investing activities	(443.4)	(350.5)	(381.3)
Financing Activities:
Issuance of long-term debt	400.0	300.0	304.1
Repayment of long-term debt	(250.0)	—	(55.0)
(Repayment) issuance of short-term debt, net	—	(250.0)	250.0
Borrowings from (repayments to) Spire, net	95.3	204.4	(60.3)
Issuance of common stock	38.7	51.1	—
Dividends paid	(57.0)	—	—
Other	(3.9)	(2.2)	(3.5)
Net cash provided by financing activities	223.1	303.3	435.3
Net Increase in Cash and Cash Equivalents	0.8	—	—
Cash and Cash Equivalents at Beginning of Year	—	—	—
Cash and Cash Equivalents at End of Year	$0.8	$—	$—
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(93.8)	$(58.9)	$(45.9)
Income taxes	(0.2)	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF INCOME

	Years Ended September 30
(In millions)	2023	2022	2021
Operating Revenues	$571.1	$509.1	$494.0
Operating Expenses:
Natural gas	202.7	161.5	145.3
Operation and maintenance	136.4	130.1	132.5
Depreciation and amortization	69.3	66.8	62.1
Taxes, other than income taxes	43.0	38.1	37.1
Total Operating Expenses	451.4	396.5	377.0
Operating Income	119.7	112.6	117.0
Interest Expense	34.9	21.3	20.2
Other Income, Net	1.5	0.4	2.0
Income Before Income Taxes	86.3	91.7	98.8
Income Tax Expense	20.3	23.2	25.0
Net Income	$66.0	$68.5	$73.8

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

BALANCE SHEETS

	September 30
(Dollars in millions, except per share amounts)	2023	2022
ASSETS
Utility Plant	$2,862.6	$2,732.6
Less: Accumulated depreciation and amortization	1,273.0	1,184.1
Net Utility Plant	1,589.6	1,548.5
Current Assets:
Cash and cash equivalents	1.2	2.4
Accounts receivable:
Utility	42.2	69.9
Associated companies	1.2	1.3
Other	6.6	6.5
Allowance for credit losses	(5.7)	(6.3)
Delayed customer billings	3.6	4.8
Inventories:
Natural gas	52.4	72.5
Materials and supplies	19.1	16.3
Regulatory assets	41.6	56.9
Prepayments	6.4	5.8
Total Current Assets	168.6	230.1
Deferred Charges and Other Assets:
Regulatory assets	606.9	538.2
Deferred income tax	—	11.0
Other	84.2	81.3
Total Deferred Charges and Other Assets	691.1	630.5
Total Assets	$2,449.3	$2,409.1

SPIRE ALABAMA INC.

BALANCE SHEETS (continued)

	September 30
	2023	2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and paid-in capital (par value $0.01 per share; 3,000,000 shares authorized; 1,972,052 issued and outstanding at September 30, 2023 and 2022)	$285.9	$316.9
Retained earnings	642.1	589.1
Total Shareholder's Equity	928.0	906.0
Long-term debt	745.9	571.5
Total Capitalization	1,673.9	1,477.5
Current Liabilities:
Notes payable – associated companies	124.1	260.9
Accounts payable	28.4	85.6
Accounts payable – associated companies	4.6	4.4
Advance customer billings	8.1	9.9
Wages and compensation accrued	6.6	7.6
Customer deposits	19.3	19.0
Taxes accrued	34.5	31.3
Other	14.7	22.4
Total Current Liabilities	240.3	441.1
Deferred Credits and Other Liabilities:
Deferred income taxes	9.1	—
Pension and postretirement benefit costs	27.2	40.5
Asset retirement obligations	451.0	398.7
Regulatory liabilities	21.2	23.0
Other	26.6	28.3
Total Deferred Credits and Other Liabilities	535.1	490.5
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$2,449.3	$2,409.1

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Balance at September 30, 2020	1,972,052	$—	$350.9	$500.8	$851.7
Net income	—	—	—	73.8	73.8
Dividends declared	—	—	—	(22.0)	(22.0)
Return of capital to Spire	—	—	(22.0)	—	(22.0)
Balance at September 30, 2021	1,972,052	—	328.9	552.6	881.5
Net income	—	—	—	68.5	68.5
Dividends declared	—	—	—	(32.0)	(32.0)
Return of capital to Spire	—	—	(12.0)	—	(12.0)
Balance at September 30, 2022	1,972,052	—	316.9	589.1	906.0
Net income	—	—	—	66.0	66.0
Dividends declared	—	—	—	(13.0)	(13.0)
Return of capital to Spire	—	—	(31.0)	—	(31.0)
Balance at September 30, 2023	1,972,052	$—	$285.9	$642.1	$928.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2023	2022	2021
Operating Activities:
Net Income	$66.0	$68.5	$73.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69.3	66.8	62.1
Deferred income taxes	20.3	23.2	25.0
Changes in assets and liabilities:
Accounts receivable	27.1	(21.2)	(17.8)
Inventories	17.2	(42.5)	(15.4)
Regulatory assets and liabilities	(49.5)	(101.7)	29.2
Accounts payable	(42.3)	26.3	14.0
Delayed/advance customer billings	(0.6)	0.5	0.5
Taxes accrued	3.3	0.8	2.5
Other assets and liabilities	18.7	(3.7)	(37.8)
Other	0.4	0.2	0.3
Net cash provided by operating activities	129.9	17.2	136.4
Investing Activities:
Capital expenditures	(117.6)	(141.5)	(169.8)
Other	1.3	0.8	0.7
Net cash used in investing activities	(116.3)	(140.7)	(169.1)
Financing Activities:
Issuance of long-term debt	175.0	—	150.0
Repayment of long-term debt	—	(50.0)	—
(Repayments to) borrowings from Spire, net	(136.8)	211.9	(72.4)
Return of capital to Spire	(31.0)	(12.0)	(22.0)
Dividends paid	(21.0)	(24.0)	(22.0)
Other	(1.0)	—	(0.9)
Net cash (used in) provided by financing activities	(14.8)	125.9	32.7
Net (Decrease) Increase in Cash and Cash Equivalents	(1.2)	2.4	—
Cash and Cash Equivalents at Beginning of Year	2.4	—	—
Cash and Cash Equivalents at End of Year	$1.2	$2.4	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(30.1)	$(21.0)	$(17.9)
Income taxes	—	—	—

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

NATURE OF OPERATIONS – Spire has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: Spire Missouri, serving St. Louis, Kansas City, and other areas in Missouri; Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving the Mobile, Alabama area and south-central Mississippi. The Gas Marketing segment includes Spire’s primary gas-related business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services throughout the United States (U.S.). The Midstream segment includes Spire STL Pipeline and Spire Storage, which are subsidiaries engaged in the transportation and storage of natural gas. The activities of the Company’s other subsidiaries are reported as Other and are described in Note 14, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.

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

Utility plant is depreciated using the composite method on a straight-line basis over the estimated service lives of the various classes of property at rates approved by the applicable regulatory commission. For Spire Missouri and for Spire Alabama, the annual depreciation and amortization expense in fiscal years 2023, 2022 and 2021 averaged approximately 3% of the original cost of depreciable and amortizable property.

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

September 30	2023	2022	2021
Spire	$104.3	$77.8	$59.5
Spire Missouri	56.5	45.6	37.1
Spire Alabama	4.6	19.2	13.6

ASSET RETIREMENT OBLIGATIONS – Spire, Spire Missouri and Spire Alabama record legal obligations associated with the retirement of long-lived assets in the period in which the obligations are incurred, if sufficient information exists to reasonably estimate the fair value of the obligations. Obligations are recorded as both a cost of the related long-lived asset and as a corresponding liability. Subsequently, the asset retirement costs are depreciated over the life of the asset and the asset retirement obligations are accreted to the expected settlement amounts. Spire, Spire Missouri and Spire Alabama record asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of Spire Missouri’s, Spire Alabama’s and Spire Gulf’s distribution systems and general plant. Asset retirement obligations recorded by Spire’s other subsidiaries are not material. As authorized by the Missouri Public Service Commission (MoPSC) and the Alabama Public Service Commission (APSC), Spire Missouri, Spire Alabama and Spire Gulf accrue future asset removal costs associated with their property, plant and equipment even if a legal obligation does not exist. Such accruals are provided for through depreciation expense and are recorded with corresponding credits to regulatory liabilities or regulatory assets. When those utilities retire depreciable utility plant and equipment, they charge the associated original costs to accumulated depreciation and amortization, and any related removal costs incurred are charged to regulatory liabilities or regulatory assets. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognized for financial reporting purposes is a timing difference between recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, these differences are deferred as regulatory liabilities or regulatory assets. In the rate setting process, the regulatory liabilities or regulatory assets are excluded from the rate base upon which those utilities have the opportunity to earn their allowed rates of return.

The following table presents a reconciliation of the beginning and ending balances of asset retirement obligations at September 30, as reported in the balance sheets.

	Spire		Spire Missouri		Spire Alabama
	2023	2022	2023	2022	2023	2022
Asset retirement obligations, beginning of year	$520.9	$519.6	$110.6	$143.4	$398.7	$362.8
Liabilities incurred during the period	7.9	3.2	0.9	1.2	2.0	0.5
Liabilities settled during the period	(6.8)	(9.2)	(2.5)	(4.1)	(2.5)	(2.0)
Accretion	21.5	21.1	4.5	5.9	16.5	14.7
Revisions in estimated cash flows	33.9	(13.8)	(2.4)	(35.8)	36.3	22.7
Asset retirement obligations, end of year	$577.4	$520.9	$111.1	$110.6	$451.0	$398.7

NATURAL GAS AND PROPANE GAS – For Spire Missouri’s eastern region, inventory of natural gas in storage is priced on a last in, first out (LIFO) basis and inventory of propane gas in storage is priced on a first in, first out (FIFO) basis. For the rest of the Gas Utility segment, inventory of natural gas in storage is priced on the weighted average cost basis. The replacement cost of Spire Missouri’s natural gas for current use in eastern Missouri at September 30, 2023 was less than the LIFO cost by $21.1. The replacement cost of Spire Missouri’s natural gas for current use in eastern Missouri at September 30, 2022 was more than the LIFO cost by $37.3. The carrying value of the Utilities’ inventory is never adjusted to a lower net realizable value or market value because, pursuant to Purchased Gas Adjustment (PGA) clauses or a Gas Supply Adjustment (GSA) rider, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Spire’s other operating segments is recorded at the lower of average cost or net realizable value.

BUSINESS COMBINATIONS AND GOODWILL – Spire’s acquisitions were accounted for using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value. Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. At September 30, 2023, goodwill included in Spire’s Gas Utility, Gas Marketing, and Midstream segments was $210.2, zero, and zero, respectively, with the remainder held at the corporate level. Goodwill amounts have not changed since fiscal 2017, and there are no accumulated impairment losses. Spire and Spire Missouri evaluate goodwill for impairment as of July 1 of each year, or more frequently if events and circumstances indicate that goodwill might be impaired. At each test date, the assessments concluded that goodwill was not impaired. The Company updated the assessments as of September 30, 2023, determining that it remained more likely than not that the fair value of each reporting unit exceeded its carrying value.

A subsidiary of Spire in the Midstream segment acquired a natural gas storage facility in northern Oklahoma, now named Spire Storage Salt Plains LLC, on April 1, 2023. The $37 purchase price was fully allocated to the assets acquired and liabilities assumed based on their fair value at the acquisition date, consisting almost entirely of base gas and other property, plant and equipment, resulting in no goodwill.

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value. Outstanding checks on the Company’s and Utilities’ bank accounts in excess of funds on deposit create book overdrafts (which are funded at the time checks are presented for payment) and are classified as Other in the Current Liabilities section of the balance sheets. Changes in book overdrafts are reflected as Operating Activities in the statements of cash flows. In Spire’s statements of cash flows, total Cash, Cash Equivalents, and Restricted Cash included $20.2 and $14.0 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of September 30, 2023 and 2022, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in a trust account based on collateral requirements for reinsurance at Spire’s risk management company.

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

EARNINGS PER COMMON SHARE – GAAP requires dual presentation of basic and diluted earnings per share (EPS). EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Certain of the Company’s stock-based compensation awards pay non-forfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common shares, pursuant to the treasury stock method. Shares attributable to equity units, non-participating performance-contingent restricted stock awards, and time-vested restricted stock/units are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. Shares attributable to non-participating performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance and/or market conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. The Company’s EPS computations are presented in Note 4, Earnings Per Common Share.

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

	Spire Missouri			Spire Alabama
	2023	2022	2021	2023	2022	2021
Natural gas purchases from Spire Marketing	$57.4	$86.3	$92.5	$4.7	$3.2	$10.4
Natural gas sales to Spire Marketing	0.4	—	1.1	—	0.5	0.1
Transportation services from Spire STL Pipeline LLC	32.0	32.0	32.0	—	—	—
Natural gas storage services from Spire Storage Salt Plains LLC	0.7	—	—	—	—	—
Transportation services from Spire NGL Inc.	—	—	0.5	—	—	—

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

	Spire			Spire Missouri			Spire Alabama
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Allowance at beginning of year	$31.9	$30.3	$24.9	$24.9	$22.6	$18.1	$6.3	$6.6	$5.5
Provision for expected credit losses	16.6	11.6	14.7	13.3	11.2	11.1	2.6	0.3	3.1
Write-offs, net of recoveries	(16.0)	(10.0)	(9.3)	(12.0)	(8.9)	(6.6)	(3.2)	(0.6)	(2.0)
Allowance at end of year	$32.5	$31.9	$30.3	$26.2	$24.9	$22.6	$5.7	$6.3	$6.6

FINANCE RECEIVABLES – Spire Alabama finances third party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2023 and 2022, Spire Alabama’s finance receivable totaled approximately $6.7 and $7.1, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Spire Alabama relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment, after 90 days are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Spire Alabama had finance receivables past due 90 days or more of $0.3 at September 30, 2023 and 2022.

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

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	2023	2022	2021
Spire
Gas Utility:
Residential	$1,648.5	$1,416.6	$1,234.0
Commercial & industrial	606.0	338.9	586.0
Transportation	121.6	118.0	122.9
Off-system & other incentive	30.0	42.0	152.7
Other customer revenue	16.1	19.9	22.2
Total revenue from contracts with customers	2,422.2	1,935.4	2,117.8
Changes in accrued revenue under alternative revenue programs	34.7	10.7	1.5
Total Gas Utility operating revenues	2,456.9	1,946.1	2,119.3
Gas Marketing	179.1	234.9	96.5
Midstream	66.1	53.1	52.6
Other	16.7	16.1	15.1
Total before eliminations	2,718.8	2,250.2	2,283.5
Intersegment eliminations (see Note 14, Information by Operating Segment)	(52.5)	(51.7)	(48.0)
Total Operating Revenues	$2,666.3	$2,198.5	$2,235.5
Spire Missouri
Residential	$1,261.3	$1,061.4	$882.1
Commercial & industrial	411.9	177.2	436.1
Transportation	33.2	33.3	33.5
Off-system & other incentive	20.1	25.2	145.6
Other customer revenue	12.5	11.1	16.3
Total revenue from contracts with customers	1,739.0	1,308.2	1,513.6
Changes in accrued revenue under alternative revenue programs	23.9	12.8	3.0
Total Operating Revenues	$1,762.9	$1,321.0	$1,516.6
Spire Alabama
Residential	$322.9	$291.6	$288.0
Commercial & industrial	150.4	119.1	114.9
Transportation	77.6	74.4	78.7
Off-system & other incentive	9.9	16.8	7.1
Other customer revenue	3.6	5.5	1.9
Total revenue from contracts with customers	564.4	507.4	490.6
Changes in accrued revenue under alternative revenue programs	6.7	1.7	3.4
Total Operating Revenues	$571.1	$509.1	$494.0

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

	2023	2022	2021
Spire	$131.8	$109.8	$94.0
Spire Missouri	96.7	79.6	64.3
Spire Alabama	29.9	25.5	25.1

3. STOCK-BASED COMPENSATION

The Spire 2015 Equity Incentive Plan (EIP) was approved by shareholders of Spire on January 29, 2015 and amended on November 9, 2018. The purpose of the EIP is to encourage directors, officers, and key employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation and Human Resources Committee (“Committee”) of Spire’s Board of Directors (the “Board”) may grant awards under the EIP that may be earned by achieving performance objectives and/or other criteria as determined by the Committee. Under the terms of the EIP, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The EIP provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The EIP generally provides a minimum vesting period of at least three years for each type of award, with pro rata vesting permitted during the minimum three-year vesting period. The maximum number of shares reserved for issuance under the EIP is 1,000,000.

The Company allows participants in the EIP the ability to defer a portion or all of their award. As of  September 30, 2023, a total of 244,618 share equivalents (at target payout) have been deferred by participants. Such units are included in the data presented below. After the required holding period, deferred awards are ultimately paid in cash rather than in shares of stock. Upon vesting, the Company issues new shares to satisfy awards that are not deferred.

Restricted Stock Awards

During fiscal 2023, the Company granted116,390 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $79.88 per share. This number represents the target shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2026. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting but are subject to forfeiture if the underlying share units do not vest.

The number of share units that will ultimately vest is dependent upon the attainment of certain levels of earnings, as well as the Company’s level of total shareholder return (TSR) during the performance period relative to a comparator group of peer companies. This TSR provision is considered a market condition under GAAP and is discussed further below. The maximum amount of shares or share equivalents that can be earned pursuant to the terms of the awards is 200% of the target units granted.

The weighted average grant date fair value of performance-contingent restricted share units granted during fiscal years 2022 and 2021 was $67.43 and $68.69 per share, respectively.

Fiscal 2023 activity of restricted stock units subject to performance and/or market conditions is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Non-vested at September 30, 2022	343,524	$70.14
Granted	116,390	$79.88
Adjusted for performance	(13,459)	$76.91
Vested	(74,556)	$76.91
Forfeited	(23,546)	$71.73
Non-vested at September 30, 2023	348,353	$71.76

For the year ended September 30, 2023, the total number of shares or share equivalents that could be issued if all outstanding award grants attain maximum performance payout is 696,706.

During fiscal 2023, the Company granted 55,524 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $71.91 per share. Unless forfeited based on terms of the agreements, these shares will vest in fiscal 2025. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal years 2022 and 2021 was $63.57 and $64.29 per share, respectively.

During fiscal 2023, the Company granted 12,720 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $75.59 per share. These shares vested in fiscal 2023, six months after the grant date. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2022 and 2021 was $66.31 and $62.35 per share, respectively.

Time-vested restricted stock and stock unit activity for fiscal 2023 is presented below:

		Weighted
		Average
		Grant Date
	Shares/	Fair Value
	Units	Per Share
Non-vested at September 30, 2022	122,245	$66.60
Granted	68,244	$72.60
Vested	(59,040)	$75.27
Forfeited	(8,460)	$65.36
Non-vested at September 30, 2023	122,989	$65.85

For restricted stock and stock units (performance-contingent and time-vested) that vested during fiscal years 2023, 2022, and 2021, the Company withheld 18,428 shares, 28,055 shares, and 16,787 shares, respectively, at weighted average prices of $72.03, $63.97 and $65.99 per share, respectively, pursuant to elections by employees to satisfy tax withholding obligations. The total fair value of restricted stock (performance-contingent and time-vested) that vested during fiscal years 2023, 2022, and 2021 was $8.6, $10.1, and $6.5, respectively, and the related tax benefit was $3.2, $3.8, and $2.5, respectively. None of the tax benefits have been realized.

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

The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, are estimated using the closing price of the Company’s stock on the grant date. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value of the awards subject to the TSR provision awarded during fiscal years 2023, 2022 and 2021 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2023	2022	2021
Risk-free interest rate	4.26%	0.79%	0.22%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	33.8%	32.2%	31.4%
Performance period (in years)	3.0	3.0	3.0

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

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	2023	2022	2021
Total compensation cost	$11.2	$7.5	$16.6
Compensation cost capitalized	(1.4)	(1.1)	(2.7)
Compensation cost recognized in net income	9.8	6.4	13.9
Income tax benefit recognized in net income	(2.2)	(1.5)	(3.2)
Compensation cost recognized in net income, net of income tax	$7.6	$4.9	$10.7

As of September 30, 2023, there was $12.1 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.7 years.

4. EARNINGS PER COMMON SHARE

		2023	2022	2021
	Basic Earnings Per Common Share:
	Net Income	$217.5	$220.8	$271.7
Less:	Provision for preferred dividends	14.8	14.8	14.8
	Income allocated to participating securities	0.3	0.3	0.4
	Net Income Available to Common Shareholders	$202.4	$205.7	$256.5
	Weighted Average Common Shares Outstanding (in millions)	52.5	52.0	51.6
	Basic Earnings Per Share of Common Stock	$3.86	$3.96	$4.97
	Diluted Earnings per Common Share:
	Net Income	$217.5	$220.8	$271.7
Less:	Provision for preferred dividends	14.8	14.8	14.8
	Income allocated to participating securities	0.3	0.3	0.4
	Net Income Available to Common Shareholders	$202.4	$205.7	$256.5
	Weighted Average Common Shares Outstanding (in millions)	52.5	52.0	51.6
	Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.1	0.1	0.1
	Weighted Average Diluted Common Shares (in millions)	52.6	52.1	51.7
	Diluted Earnings Per Share of Common Stock	$3.85	$3.95	$4.96

	* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to common stock forward contracts, stock units subject to performance or market conditions, and restricted stock, which could have a dilutive effect in the future	1.9	0.1	0.1

5. SHAREHOLDERS’ EQUITY

Spire

Preferred Stock

At September 30, 2023 and 2022, Spire had authorized 5,000,000 shares of preferred stock.

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

Settled sales under this ATM program are included in “Common stock issued” in the Condensed Consolidated Statements of Shareholders’ Equity. Also, in the second and third quarters of fiscal 2023, Spire executed forward sale agreements for 228,690 shares and 2,087,231 shares, respectively, of its common stock. On September 27, 2023, 571,372 of these shares were settled, generating $38.5 of net proceeds. The third quarter forward sales included a block sale of 1,744,549 shares which must be settled on or before  December 28, 2023. Had all shares under this forward agreement been settled as of  September 30, 2023, it would have generated net proceeds of $111.2.

As of  September 30, 2023, under the ATM program, Spire  may sell additional shares with an aggregate offering price of up to $17.9.

Other Equity Information

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 244,182 and 237,891 shares at September 30, 2023 and November 10, 2023, respectively, remaining available for issuance under this Form S-3. Spire also has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

Spire Missouri

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock or to make loans to its parent company. These mortgage restrictions are applicable regardless of whether the stock is publicly held or held solely by Spire Missouri’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953 would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8.0 plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953 to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2023 and 2022, the amount under the mortgage’s formula that was available to pay dividends was $1,678.5 and $1,579.4, respectively. Thus, all of Spire Missouri’s retained earnings were free from such dividend restrictions as of those dates.

Spire Missouri has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025. Effective March 5, 2022, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount of up to $800.0 for financings placed any time before December 31, 2024. Under this authorization through  September 30, 2023, Spire Missouri has issued $79.1 of common stock and $400.0 of first mortgage bonds.

At September 30, 2023 and 2022, Spire Missouri had authorized 1,480,000 shares of preferred stock, but none were issued and outstanding.

Spire Alabama

At September 30, 2023 and 2022, Spire Alabama had authorized 120,000 shares of preferred stock, but none were issued and outstanding.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), net of income taxes, recognized in the balance sheets at September 30 were as follows:

	Net	Defined Benefit	Net Unrealized
	Unrealized	Pension and	Gain (Loss) on
	Gain (Loss)	Other	Available-for-
	on Cash Flow	Postretirement	Sale Debt
	Hedges	Benefit Plans	Securities	Total
Spire
Balance at September 30, 2021	$7.9	$(4.2)	$(0.1)	$3.6
Other comprehensive income (loss)	42.5	1.5	(0.4)	43.6
Balance at September 30, 2022	50.4	(2.7)	(0.5)	47.2
Other comprehensive income	0.1	0.2	0.1	0.4
Balance at September 30, 2023	$50.5	$(2.5)	$(0.4)	$47.6

Spire Missouri
Balance at September 30, 2021	$—	$(4.2)	$—	$(4.2)
Other comprehensive income	—	1.5	—	1.5
Balance at September 30, 2022	—	(2.7)	—	(2.7)
Other comprehensive income	—	0.2	—	0.2
Balance at September 30, 2023	$—	$(2.5)	$—	$(2.5)

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

6. LONG-TERM DEBT

The composition of long-term debt as of September 30 is shown in the following tables.

	2023	2022
Spire
3.31% Notes Payable, due December 15, 2022	$—	$25.0
3.54% Senior Notes, due February 27, 2024	150.0	150.0
0.75% Remarketable Senior Notes, due March 1, 2026	175.0	175.0
3.13% Senior Notes, due September 1, 2026	130.0	130.0
3.93% Senior Notes, due March 15, 2027	100.0	100.0
5.80% Senior Notes, due March 15, 2033	150.0	—
4.70% Senior Notes, due August 15, 2044	250.0	250.0
Total principal of Spire Missouri long-term debt (see below)	1,798.0	1,648.0
Total principal of Spire Alabama long-term debt (see below)	750.0	575.0
Other subsidiaries' long-term debt:
5.00% First Mortgage Bonds, due September 30, 2031	42.0	42.0
2.95% Notes, with annual principal payments through December 2034	117.7	123.9
5.61% First Mortgage Bonds, due October 15, 2037	30.0	—
3.52% First Mortgage Bonds, due September 30, 2049	40.0	40.0
Total principal of long-term debt	3,732.7	3,258.9
Less: Unamortized discounts and debt issuance costs	(22.1)	(19.2)
Less: Current portion	(156.6)	(281.2)
Long-term debt, excluding current portion	$3,554.0	$2,958.5
Spire Missouri
First Mortgage Bonds:
3.40% Series, due August 15, 2023	$—	$250.0
Floating Rate Series, due December 2, 2024	300.0	300.0
3.40% Series, due March 15, 2028	45.0	45.0
7.00% Series, due June 1, 2029	19.3	19.3
2.84% Series, due November 15, 2029	275.0	275.0
7.90% Series, due September 15, 2030	30.0	30.0
3.68% Series, due September 15, 2032	50.0	50.0
4.80% Series, due February 15, 2033	400.0	—
6.00% Series, due May 1, 2034	99.3	99.3
6.15% Series, due June 1, 2036	54.5	54.5
4.63% Series, due August 15, 2043	99.9	99.9
4.23% Series, due September 15, 2047	70.0	70.0
3.30% Series, due June 1, 2051	305.0	305.0
4.38% Series, due September 15, 2057	50.0	50.0
Total principal of Spire Missouri long-term debt	1,798.0	1,648.0
Less: Unamortized discounts and debt issuance costs	(12.6)	(10.3)
Less: Current portion	—	(250.0)
Spire Missouri long-term debt, excluding current portion	$1,785.4	$1,387.7
Spire Alabama
3.21% Notes, due September 15, 2025	$35.0	$35.0
5.32% Notes, due October 15, 2029	90.0	—
2.88% Notes, due December 1, 2029	100.0	100.0
2.04% Notes, due December 15, 2030	150.0	150.0
5.41% Notes, due October 15, 2032	85.0	—
5.90% Notes, due January 15, 2037	45.0	45.0
4.31% Notes, due December 1, 2045	80.0	80.0
3.92% Notes, due January 15, 2048	45.0	45.0
4.64% Notes, due January 15, 2049	90.0	90.0
4.02% Notes, due January 15, 2058	30.0	30.0
Total principal of Spire Alabama long-term debt	750.0	575.0
Less: Unamortized discounts and debt issuance costs	(4.1)	(3.5)
Spire Alabama long-term debt, excluding current portion	$745.9	$571.5

Spire Missouri's $300.0 of first mortgage bonds due December 2, 2024 are secured equally with all its other first mortgage bonds. Interest is payable quarterly in arrears at a floating rate based on the compounded secured overnight financing rate plus 50 basis points, with a maximum rate of the lesser of 8% or the maximum rate then permitted by applicable law.

Maturities of long-term debt for Spire on a consolidated basis, Spire Missouri and Spire Alabama for the five fiscal years after September 30, 2023 are as follows:

	2024	2025	2026	2027	2028
Spire	$156.6	$342.0	$312.5	$108.1	$53.6
Spire Missouri	—	300.0	—	—	45.0
Spire Alabama	—	35.0	—	—	—

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of September 30, 2023, there were no events of default under these financial covenants.

Spire

At September 30, 2023, Spire had outstanding principal of long-term debt totaling $3,732.7, of which $1,798.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama and $229.7 was issued by other subsidiaries. Except for $300.0 of Spire Missouri floating-rate bonds, all long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemption of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Interest expense shown on Spire’s consolidated statement of income is net of capitalized interest totaling $8.6, $4.5 and $4.4 for the years ended September 30, 2023, 2022 and 2021, respectively.

As indicated in Note 5, Shareholders’ Equity, Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities.

Spire Missouri

At September 30, 2023, Spire Missouri had outstanding principal of long-term debt totaling $1,798.0. Except for $300.0 of floating-rate bonds, all long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. Interest expense shown on Spire Missouri’s statement of comprehensive income is net of capitalized interest totaling $3.1, $0.6 and $0.2 for the years ended September 30, 2023, 2022 and 2021, respectively.

As indicated in Note 5, Shareholders’ Equity, Spire Missouri has a shelf registration on Form S-3 on file with the SEC for issuance of equity and debt securities, which expires on May 9, 2025. Effective March 5, 2022, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount of up to $800.0 for financings placed any time before December 31, 2024. Under this authorization through September 30, 2023, Spire Missouri has issued $79.1 of common stock and $400.0 of first mortgage bonds.

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock, which are described in Note 5, Shareholders’ Equity.

Spire Alabama

At September 30, 2023, Spire Alabama had outstanding principal of fixed-rate long-term debt totaling $750.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Interest expense shown on Spire Alabama’s statement of income is net of capitalized interest totaling $2.3, $3.2 and $3.2 for the years ended September 30, 2023, 2022 and 2021, respectively.

Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

7. NOTES PAYABLE AND CREDIT AGREEMENTS

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks through July 22, 2027. The loan agreement has an aggregate credit commitment of $1,300.0, including sublimits of $450.0 for the Spire holding company, $575.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,300.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating, as well as sustainability rate adjustments based on Spire's DART (“Days Away Restricted or Transferred”) rate and methane emissions reductions. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on September 30, 2023, total debt was less than 65% of total capitalization for each borrower. There were no borrowings against this credit facility as of September 30, 2023 and 2022.

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

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of September 30, 2023, $706.9 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire	Spire		Spire
	(Parent Only)	Missouri		Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Year Ended September 30, 2023
Highest borrowings outstanding	$1,282.0	$250.0	$656.9	$274.0	$1,482.0
Lowest borrowings outstanding	354.4	—	3.8	76.7	489.0
Weighted average borrowings	776.3	66.8	327.9	119.1	843.1
Weighted average interest rate	5.0%	5.5%	4.9%	4.9%	5.0%
As of September 30, 2023
Borrowings outstanding	$955.5	$—	$540.6	$124.1	$955.5
Weighted average interest rate	5.6%	0.0%	5.6%	5.6%	5.6%
As of September 30, 2022
Borrowings outstanding	$1,037.5	$—	$445.3	$260.9	$1,037.5
Weighted average interest rate	3.3%	0.0%	3.3%	3.3%	3.3%

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis were as follows:

			Classification of
			Estimated Fair Value
			Quoted
			Prices in	Significant
			Active	Observable
	Carrying	Fair	Markets	Inputs
	Amount	Value	(Level 1)	(Level 2)
Spire
As of September 30, 2023
Cash and cash equivalents	$5.6	$5.6	$5.6	$—
Notes payable	955.5	955.5	—	955.5
Long-term debt, including current portion	3,710.6	3,270.2	—	3,270.2
As of September 30, 2022
Cash and cash equivalents	$6.5	$6.5	$6.5	$—
Notes payable	1,037.5	1,037.5	—	1,037.5
Long-term debt, including current portion	3,239.7	2,851.8	—	2,851.8
Spire Missouri
As of September 30, 2023
Cash and cash equivalents	$0.8	$0.8	$0.8	$—
Notes payable - associated companies	540.6	540.6	—	540.6
Long-term debt	1,785.4	1,592.4	—	1,592.4
As of September 30, 2022
Notes payable - associated companies	$445.3	$445.3	$—	$445.3
Long-term debt, including current portion	1,637.7	1,473.9	—	1,473.9
Spire Alabama
As of September 30, 2023
Cash and cash equivalents	$1.2	$1.2	$1.2	$—
Notes payable - associated companies	124.1	124.1	—	124.1
Long-term debt	745.9	648.0	—	648.0
As of September 30, 2022
Cash and cash equivalents	$2.4	$2.4	$2.4	$—
Notes payable - associated companies	260.9	260.9	—	260.9
Long-term debt	571.5	485.0	—	485.0

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

Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX or the Intercontinental Exchange (ICE). Derivative instruments classified in Level 2 include physical commodity derivatives and interest rate swaps that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of September 30, 2023 or 2022. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

				Effects of
	Quoted			Netting
	Prices	Significant	Significant	and Cash
	in Active	Observable	Unobservable	Margin
	Markets	Inputs	Inputs	Receivables
	(Level 1)	(Level 2)	(Level 3)	/Payables	Total
As of September 30, 2023
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.4	$—	$—	$—	$20.4
Gasoline and heating oil contracts	—	0.1	—	(0.1)	—
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	10.1	—	—	(10.1)	—
Natural gas commodity contracts	—	36.7	—	(3.6)	33.1
Other:
U.S. stock/bond mutual funds	37.6	—	—	—	37.6
Interest rate swaps	—	44.2	—	—	44.2
Total	$74.4	$81.0	$—	$(20.1)	$135.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$50.8	$—	$—	$(44.0)	$6.8
Gas Marketing:
NYMEX/ICE natural gas contracts	21.8	—	—	(21.8)	—
Natural gas commodity contracts	—	27.6	—	(3.6)	24.0
Total	$72.6	$27.6	$—	$(69.4)	$30.8

As of September 30, 2022
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$19.1	$—	$—	$—	$19.1
NYMEX/ICE natural gas contracts	57.8	—	—	(57.8)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	91.8	—	—	(91.8)	—
Natural gas commodity contracts *	—	56.6	—	(4.0)	52.6
Other:
U.S. stock/bond mutual funds	29.3	—	—	—	29.3
Interest rate swaps *	—	63.6	—	—	63.6
Total	$198.0	$120.2	$—	$(153.6)	$164.6
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$30.7	$—	$—	$(30.7)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	82.3	—	—	(82.3)	—
Natural gas commodity contracts *	—	65.5	—	(4.0)	61.5
Total	$113.0	$65.5	$—	$(117.0)	$61.5

*	Subsequent to the issuance of its consolidated financial statements for the year ended September 30, 2022, during the fourth quarter of fiscal 2023, the Company identified an error in the fair value level presentation for certain line items in the Fair Value Measurements table. The presentation has been corrected to reflect the impacted line items in Level 2 rather than Level 1 as of September 30, 2022. This immaterial correction did not impact the reported fair values or the consolidated financial statements.

Spire Missouri

				Effects of
	Quoted			Netting
	Prices	Significant	Significant	and Cash
	in Active	Observable	Unobservable	Margin
	Markets	Inputs	Inputs	Receivables
	(Level 1)	(Level 2)	(Level 3)	/Payables	Total
As of September 30, 2023
ASSETS
U.S. stock/bond mutual funds	$20.4	$—	$—	$—	$20.4
Gasoline and heating oil contracts	—	0.1	—	(0.1)	—
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
Total	$26.7	$0.1	$—	$(6.4)	$20.4
LIABILITIES
NYMEX/ICE natural gas contracts	$50.8	$—	$—	$(44.0)	$6.8

As of September 30, 2022
ASSETS
U.S. stock/bond mutual funds	$19.1	$—	$—	$—	$19.1
NYMEX/ICE natural gas contracts	57.8	—	—	(57.8)	—
Total	$76.9	$—	$—	$(57.8)	$19.1
LIABILITIES
NYMEX/ICE natural gas contracts	$30.7	$—	$—	$(30.7)	$—

Spire Alabama

Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of September 30, 2023 and September 30, 2022, there were no gasoline derivatives outstanding.

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

In the course of its business, Spire’s gas marketing subsidiary, Spire Marketing enters into commitments associated with the purchase or sale of natural gas. Certain of Spire Marketing’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of Spire Marketing’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2023, the fair values of 567.0 million MMBtu of non-exchange-traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 379.1 million MMBtu will settle during fiscal 2024, and 151.1 million MMBtu, 26.4 million MMBtu, and 3.8 million MMBtu, will settle during fiscal years 2025, 2026, and 2027, respectively. A total of 6.6 million MMBtu will settle in the years 2028-2030. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period.

Furthermore, Spire Marketing manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures, swap, and option contracts to lock in margins.

At September 30, 2023, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations. Spire Marketing’s NYMEX and ICE natural gas futures, swap and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.

Spire enters into cash flow hedges through the execution of interest rate swap contracts to protect itself against adverse movements in interest rates. At September 30, 2023, the following swaps were outstanding:

Period Originated	Contract Hedge Term (Years)	Notional Amount	Fixed Interest Rate	Fiscal 2023 Mark-to-Market Gain
Quarter 1, fiscal 2022	10	$50.0	1.4918%	$2.7
Quarter 2, fiscal 2022	10	75.0	1.6475%	4.0
Quarter 2, fiscal 2022	10	25.0	1.7460%	1.5
Quarter 1, fiscal 2023	10	50.0	3.4480%	2.4
Quarter 2, fiscal 2023	10	50.0	3.6850%	0.9
Quarter 2, fiscal 2023	10	25.0	3.5350%	0.5
Quarter 2, fiscal 2023	10	25.0	3.3850%	0.6
Quarter 3, fiscal 2023	30	50.0	2.7470%	7.8
Quarter 3, fiscal 2023	10	25.0	2.9020%	2.2
Quarter 3, fiscal 2023	10	25.0	3.0180%	2.0
		$400.0		$24.6

As of  September 30, 2023, the Company has recorded through other comprehensive income a cumulative mark-to-market net asset of $44.2 on open swaps.

The Company’s and Spire Missouri’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX and ICE natural gas futures and swap positions at September 30, 2023 and 2022 were as follows:

	September 30, 2023		September 30, 2022
Gas Marketing	Notional (MMBtu millions)	Maximum Term (Months)	Notional (MMBtu millions)	Maximum Term (Months)
Natural gas futures purchased	61.3	51	76.3	54
Natural gas options purchased, net	4.9	15	3.7	12
Natural gas basis swaps purchased	44.1	51	61.7	39

Gas Utility
Natural gas futures purchased	66.5	24	13.0	12

At September 30, 2023, Spire Missouri also had 16.3 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets of the Company at fair value, and the change in fair value of the effective portion of these hedge instruments is recorded, net of income tax, in other comprehensive income or loss (OCI). Accumulated other comprehensive income or loss (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2023, it is expected that $2.8 of net gains will be reclassified into the Consolidated Statements of Income of the Company during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Consolidated Statements of Cash Flows.

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2023	2022	2021
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain recognized in OCI on derivatives:
Interest rate swaps		$20.1	$56.7	$61.2
Effective portion of gain reclassified from AOCI to income:
Interest rate swaps	Interest Expense	$(2.4)	$(1.2)	$(1.3)

Derivatives Not Designated as Hedging Instruments*
Gain (Loss) recognized in income on derivatives:
Gas / diesel futures	Non-Operating Expense: Other Income	$0.3	$—	$—
Natural gas commodity contracts	Operating Expenses: Natural Gas	18.0	52.6	54.1
NYMEX / ICE natural gas contracts	Operating Expenses: Natural Gas	(35.0)	43.3	(77.5)
Total		$(16.7)	$95.9	$(23.4)

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2023	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Other: Interest rate swaps	Current Assets: Other	$44.2	Current Liabilities: Other	$—
Subtotal		44.2		—

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Current Assets: Other	6.3	Current Liabilities: Other	50.8
Gasoline and heating oil contracts	Current Assets: Other	0.1		—
Gas Marketing:
NYMEX / ICE natural gas contracts	Current Assets: Other	8.0	Current Liabilities: Other	16.0
	Deferred Charges and Other Assets: Other	2.1	Deferred Credits and Other Liabilities: Other	5.7
Natural gas commodity	Current Assets: Other	31.2	Current Liabilities: Other	20.1
	Deferred Charges and Other Assets: Other	5.5	Deferred Credits and Other Liabilities: Other	7.6
Subtotal		53.2		100.2
Total derivatives		$97.4		$100.2

September 30, 2022
Derivatives designated as hedging instruments
Other: Interest rate swaps	Current Assets: Other	$63.6	Current Liabilities: Other	$—
Subtotal		63.6		—

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Current Assets: Other	57.8	Current Liabilities: Other	30.7
Gas Marketing:
NYMEX / ICE natural gas contracts	Current Assets: Other	79.2	Current Liabilities: Other	71.5
	Deferred Charges and Other Assets: Other	12.7	Deferred Credits and Other Liabilities: Other	10.8
Natural gas commodity	Current Assets: Other	53.4	Current Liabilities: Other	55.1
	Deferred Charges and Other Assets: Other	3.1	Deferred Credits and Other Liabilities: Other	10.4
Subtotal		206.2		178.5
Total derivatives		$269.8		$178.5

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the consolidated balance sheets:

	2023	2022
Fair value of derivative assets presented above	$97.4	$269.8
Fair value of cash margin receivable offset with derivatives	49.3	(36.6)
Netting of assets and liabilities with the same counterparty	(69.4)	(117.0)
Total	$77.3	$116.2
Derivative Instrument Assets, per Consolidated Balance Sheets:
Current Assets: Other	$71.8	$113.1
Deferred Charges and Other Assets: Other	5.5	3.1
Total	$77.3	$116.2

Fair value of derivative liabilities presented above	$100.2	$178.5
Netting of assets and liabilities with the same counterparty	(69.4)	(117.0)
Total	$30.8	$61.5
Derivative Instrument Liabilities, per Consolidated Balance Sheets:
Current Liabilities: Other	$23.2	$51.1
Deferred Credits and Other Liabilities: Other	7.6	10.4
Total	$30.8	$61.5

Additionally, at September 30, 2023 2022, the Company had zero and $49.8, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.

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

From time to time, Spire Missouri purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. The gains and losses on these contracts are not subject to Spire Missouri’s PGA clause. At September 30, 2023, Spire Missouri did not have a material amount of gasoline futures contracts outstanding.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of income tax, in OCI. AOCI is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. As in both 2022 and 2021, there will be no reclassifications into the statements of income during fiscal 2024. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the statements of cash flows.

Spire Missouri’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at September 30, 2023 and 2022 were as follows:

	September 30, 2023		September 30, 2022
	Notional (MMBtu millions)	Maximum Term (Months)	Notional (MMBtu millions)	Maximum Term (Months)
Natural gas futures purchased	66.5	24	13.0	12

At September 30, 2023, Spire Missouri had also had 16.3 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

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

Fair Value of Derivative Instruments in the Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2023	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas contracts	Current Assets: Other	$6.3	Current Liabilities: Other	$50.8
Gasoline and heating oil contracts	Current Assets: Other	0.1
Total derivatives		$6.4		$50.8

September 30, 2022
Derivatives not designated as hedging instruments
Natural gas contracts	Current Assets: Other	$57.8	Current Liabilities: Other	$30.7

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in Spire Missouri’s balance sheets:

	2023	2022
Fair value of derivative assets presented above	$6.4	$57.8
Fair value of cash margin (payable) receivable offset with derivatives	37.6	(27.1)
Netting of assets and liabilities with the same counterparty	(44.0)	(30.7)
Total	$—	$—

Fair value of derivative liabilities presented above	$50.8	$30.7
Netting of assets and liabilities with the same counterparty	(44.0)	(30.7)
Total	$6.8	$—

Derivative Instrument Liabilities, per Balance Sheets:
Derivative instrument liabilities	$6.8	$—
Total	$6.8	$—

Additionally, at September 30, 2023 and 2022, Spire Missouri had zero and $24.0, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.

Spire Alabama

Spire Alabama periodically employs a gasoline derivative program to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. The gains or losses on these derivative instruments are not subject to Spire Alabama’s GSA rider. There were no such contracts outstanding as of September 30, 2023 and 2022.

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

Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $53.4 at September 30, 2023. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that customers in this group may be affected similarly by changes in economic, industry, or other conditions. Spire Marketing also has concentrations of credit risk with certain individually significant counterparties. At September 30, 2023, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $26.7. Three of these five counterparties are investment-grade-rated integrated utilities, one is a liquefied natural gas project facility with a senior debt issue rating one notch below investment-grade with a positive outlook, and one is a utility marketing affiliate which is not rated but whose owners are all investment-grade public power companies.

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

The provision for income taxes during the fiscal years ended September 30, 2023, 2022, and 2021 was as follows:

	Spire			Spire Missouri			Spire Alabama
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Federal:
Current	$0.7	$0.5	$0.2	$—	$—	$—	$—	$—	$—
Deferred	30.4	47.0	49.5	10.1	18.2	22.0	15.8	18.1	19.8
Investment tax credits	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	—	—	—
State and local:
Current	1.2	0.5	1.3	—	—	—	—	—	—
Deferred	6.7	11.1	17.7	1.7	3.3	3.5	4.5	5.1	5.2
Total income tax expense	$38.8	$58.9	$68.5	$11.6	$21.3	$25.3	$20.3	$23.2	$25.0

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	Spire			Spire Missouri			Spire Alabama
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Federal income tax statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefits	3.7	3.6	3.6	2.6	2.6	2.6	4.1	4.1	4.1
Certain expenses capitalized on books and deducted on tax return	(1.4)	(1.6)	(1.6)	(2.7)	(3.2)	(3.3)	—	—	—
Taxes related to prior years	—	(0.3)	(0.5)		(0.6)	(0.2)	—	—	—
Tax credits *	(3.3)	—	—	(4.2)	—	—	(1.9)	—	—
Amortization of excess deferred taxes	(5.1)	(3.5)	(2.5)	(7.7)	(7.3)	(5.0)	0.2	—	—
Other items – net **	0.2	1.9	0.1	—	3.1	(0.2)	0.1	0.2	0.2
Effective income tax rate	15.1%	21.1%	20.1%	9.0%	15.6%	14.9%	23.5%	25.3%	25.3%

*	In 2023, the Company completed a research and development study which encompassed fiscal years 2014 to 2022.
**	Other consists primarily of property adjustments.

The significant items comprising the net deferred tax liability or asset as of September 30 were as follows:

	Spire		Spire Missouri		Spire Alabama
	2023	2022	2023	2022	2023	2022
Deferred tax assets:
Reserves not currently deductible	$27.7	$33.5	$—	$4.0	$3.9	$7.4
Pension and other postretirement benefits	64.4	72.6	44.7	52.6	17.0	—
Goodwill	—	—	—	—	58.8	73.0
Operating losses	239.2	255.1	89.2	116.9	159.8	140.3
Regulatory amount due to customers, net	30.4	34.5	27.6	30.7	—	—
Other	35.8	24.9	10.5	—	3.0	—
Total deferred tax assets	397.5	420.6	172.0	204.2	242.5	220.7
Deferred tax liabilities:
Relating to property	(788.0)	(740.0)	(507.7)	(489.3)	(218.7)	(201.6)
Regulatory pension and other postretirement benefits	(80.6)	(92.8)	(53.0)	(72.3)	(25.9)	(1.6)
Deferred gas costs	(67.0)	(75.8)	(64.1)	(74.0)	—	—
Other ***	(205.6)	(187.1)	(79.0)	(68.7)	(7.0)	(6.5)
Total deferred tax liabilities	(1,141.2)	(1,095.7)	(703.8)	(704.3)	(251.6)	(209.7)
Net deferred tax (liability) asset	$(743.7)	$(675.1)	$(531.8)	$(500.1)	$(9.1)	$11.0

***	For Spire, Other consists primarily of goodwill-related liabilities.

As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC Topic 980, Regulated Operations. The Tax Cuts and Jobs Act of 2017 (TCJA) reduced the corporate federal income tax rate, and the corresponding reductions in deferred income tax balances resulted in amounts previously collected from utility customers for these deferred taxes becoming refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. In fiscal 2018, the MoPSC Amended Report and Order took effect and the estimated excess accumulated deferred income tax began to be returned to Spire Missouri customers in rates. During the prior fiscal year, the amount of excess accumulated deferred income taxes was trued up as part of the rate proceeding. The amount being returned related to the TCJA has been updated and in addition the excess accumulated deferred income taxes related to the Missouri tax rate change began to be returned in fiscal 2022. For Spire Missouri, excess accumulated deferred taxes of $10.0, $9.9, and $8.4, respectively, were returned in fiscal year 2023, 2022, and 2021. The treatment for accumulated deferred income tax balances for Spire Alabama, Spire Gulf and Spire Mississippi started to be accounted for during fiscal 2023. For Spire Gulf, $3.1 was returned to ratepayers. Spire Mississippi returned less than $0.1. For Spire Alabama, the deferred tax position resulted in a collection from customers of $0.2 for fiscal 2023.

On April 14, 2023, the IRS issued Revenue Procedure 2023-15 that provides a safe harbor method of accounting that taxpayers may use to determine whether to deduct or capitalize expenditures to repair, maintain, replace, or improve natural gas transmission and distribution property. Under the revenue procedure, the method of accounting will depend on the property’s classification as linear transmission property, linear distribution property, or non-linear property. The revenue procedure may be adopted in tax years ending after May 1, 2023. The Company is evaluating the revenue procedure and the impact adopting the safe harbor would have on its property that is subject to this guidance.

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

As of September 30, 2023, Spire, and on a separate company basis, Spire Missouri and Spire Alabama, had federal and state loss carryforwards, contribution carryforwards, and various tax credit carryforwards as shown below.

	Spire	Spire Missouri	Spire Alabama
Federal and state loss carryforwards	$1,000.3	$352.4	$624.1
Contribution carryforwards	6.1	5.6	-
Tax credit carryforwards	13.1	8.5	1.6

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

	Spire			Spire Missouri			Spire Alabama
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Unrecognized tax benefits, beginning of year	$19.6	$16.4	$13.2	$19.3	$16.1	$13.0	$—	$—	$—
Increases related to tax positions taken in current year	4.2	3.3	3.2	3.6	3.2	3.1	0.3	—	—
Reductions due to lapse of applicable statute of limitations	—	(0.1)	—	—	—	—	—	—	—
Unrecognized tax benefits, end of year	$23.8	$19.6	$16.4	$22.9	$19.3	$16.1	$0.3	$—	$—

As of September 30, 2023 and 2022, the amounts of unrecognized tax benefits which, if recognized, would affect the effective tax rate were $5.9 and $4.0, respectively, for the Company, $5.1 and $3.7, respectively, for Spire Missouri, and $0.3 and $0.0, respectively, for Spire Alabama. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the unrecognized tax benefits. The Company, Spire Missouri, and Spire Alabama do not expect that any such change will be significant to the balance sheets. Spire Alabama reported no unrecognized tax benefits for fiscal years 2022 and 2021.

The Company, Spire Missouri, and Spire Alabama record potential interest and penalties related to uncertain tax positions as interest expense and other income deductions, respectively. As of September 30, 2023 and 2022, interest accrued associated with uncertain tax positions was de minimis, and no penalties were accrued.

The Company, Spire Missouri, and Spire Alabama are no longer subject to examination for fiscal years prior to 2020, except to the extent the net operating losses from prior years are reviewed.

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

	Spire			Spire Missouri			Spire Alabama
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost – benefits earned during the period	$16.3	$20.0	$21.7	$11.4	$14.4	$15.4	$4.2	$4.8	$5.5
Interest cost on projected benefit obligation	25.1	21.5	20.7	17.8	14.7	14.2	4.8	4.7	4.6
Expected return on plan assets	(24.5)	(31.3)	(31.6)	(18.0)	(22.7)	(22.5)	(3.5)	(5.2)	(5.8)
Amortization of prior service credit	(4.5)	(4.5)	(3.1)	(1.9)	(1.9)	(0.6)	(2.4)	(2.4)	(2.3)
Amortization of actuarial loss	6.6	11.9	14.9	6.1	9.6	11.0	0.9	2.4	3.9
Loss on lump-sum settlements and curtailments	9.7	33.6	18.2	0.6	27.3	11.6	9.1	6.3	6.6
Subtotal	28.7	51.2	40.8	16.0	41.4	29.1	13.1	10.6	12.5
Regulatory adjustment	26.3	12.5	20.6	27.1	9.9	19.0	(1.7)	1.7	0.7
Net pension cost	$55.0	$63.7	$61.4	$43.1	$51.3	$48.1	$11.4	$12.3	$13.2

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income or loss include the following:

	Spire			Spire Missouri			Spire Alabama
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Current year actuarial loss (gain)	$14.5	$(16.9)	$(8.1)	$5.7	$0.9	$(0.9)	$9.0	$(16.0)	$(1.5)
Amortization of actuarial loss	(6.6)	(11.9)	(14.9)	(6.1)	(9.6)	(11.0)	(0.9)	(2.4)	(3.9)
Acceleration of loss recognized due to settlement	(9.7)	(33.6)	(18.2)	(0.6)	(27.3)	(11.6)	(9.1)	(6.3)	(6.6)
Current year service credit	—	—	(17.9)	—	—	(17.9)	—	—	—
Amortization of prior service credit	4.5	4.5	3.1	1.9	1.9	0.6	2.4	2.4	2.3
Subtotal	2.7	(57.9)	(56.0)	0.9	(34.1)	(40.8)	1.4	(22.3)	(9.7)
Regulatory adjustment	(2.8)	56.3	57.3	(1.0)	32.5	42.1	(1.4)	22.3	9.7
Total recognized in OCI	$(0.1)	$(1.6)	$1.3	$(0.1)	$(1.6)	$1.3	$—	$—	$—

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

In the fiscal year ended September 30, 2023, one Spire Missouri plan and two Spire Alabama plans met the criteria for settlement recognition, requiring re-measurement of the obligation under those plans using updated census data and assumptions for discount rate and mortality. For the remeasurements, the discount rate for the Missouri plan was updated to 6.3% at September 30, 2023 (from 5.8% at September 30, 2022), and the discount rate for the Alabama plans were updated to 6.2% and 6.25%, respectively, (from 5.7% and 5.65%, respectively). Lump-sum payments recognized as settlements during fiscal 2023 was $48.7 ($9.9 attributable to Spire Missouri and $38.8 to Spire Alabama). The Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan, and in fiscal 2023 the amortization periods range from 11.8 years to 13.4 years. Therefore, no lump sum settlement expenses were recorded in the fiscal year ended September 30, 2023.

In the fiscal year ended September 30, 2022, two Spire Missouri plans and two Spire Alabama plans met the criteria for settlement recognition, requiring re-measurement of the obligation under those plans using updated census data and assumptions for discount rate and mortality. For the remeasurements, the discount rates for the Missouri plans were updated to 5.7% and 5.8%, respectively, for each plan at September 30, 2022 (from 3.0%, at September 30, 2021), and the discount rate for the Alabama plans were updated to 5.7% and 5.65%, respectively, (from 3.1% and 3.0%, respectively). Lump-sum payments recognized as settlements during fiscal 2022 was $109.3 ($87.0 attributable to Spire Missouri and $22.3 to Spire Alabama). The Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan, and in fiscal 2022 the amortization periods range from 11.4 years to 12.3 years. Therefore, no lump sum settlement expenses were recorded in the fiscal year ended September 30, 2022.

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

The following table shows the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2023	2022	2023	2022	2023	2022
Benefit obligation, beginning of year	$464.4	$689.6	$320.6	$479.0	$97.8	$149.4
Service cost	16.3	20.0	11.4	14.4	4.2	4.8
Interest cost	25.1	21.5	17.8	14.7	4.8	4.7
Actuarial (gain) loss	(1.1)	(173.9)	(4.9)	(116.2)	5.4	(42.4)
Settlement loss	9.7	33.4	0.6	27.9	9.1	5.6
Settlement benefits paid	(48.8)	(109.3)	(9.9)	(87.0)	(38.8)	(22.3)
Regular benefits paid	(26.9)	(16.9)	(22.4)	(12.2)	(1.9)	(2.0)
Benefit obligation, end of year	$438.7	$464.4	$313.2	$320.6	$80.6	$97.8
Accumulated benefit obligation, end of year	$433.1	$457.1	$309.5	$315.0	$78.8	$96.2

In 2023, qualified plans except Spire Alabama's experienced actuarial gains. These gains were driven by the discount rates increasing by between 50 and 55 basis points, and were only partly offset by actuarial asset losses, as the trusts experienced actual returns below the actuarial expected returns. However, Spire Alabama had actuarial losses relating to larger than projected settlements, which, when combined with the actuarial asset losses, more than offset the gains relating to the increase in the discount rate.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2023	2022	2023	2022	2023	2022
Fair value of plan assets, beginning of year	$332.7	$498.9	$235.9	$364.0	$57.3	$82.8
Actual return on plan assets	9.1	(92.5)	7.5	(66.7)	—	(15.6)
Employer contributions	58.9	52.4	30.3	37.8	27.9	14.4
Settlement benefits paid	(39.1)	(109.3)	(9.3)	(87.0)	(29.7)	(22.3)
Regular benefits paid	(26.9)	(16.8)	(22.4)	(12.2)	(1.9)	(2.0)
Fair value of plan assets, end of year	$334.7	$332.7	$242.0	$235.9	$53.6	$57.3
Funded status of plans, end of year	$(104.0)	$(131.7)	$(71.2)	$(84.7)	$(27.0)	$(40.5)

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2023	2022	2023	2022	2023	2022
Current liabilities	$(1.6)	$(1.1)	$(1.6)	$(1.1)	$—	$—
Noncurrent liabilities	(102.4)	(130.6)	(69.6)	(83.6)	(27.0)	(40.5)
Total	$(104.0)	$(131.7)	$(71.2)	$(84.7)	$(27.0)	$(40.5)

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic pension cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2023	2022	2023	2022	2023	2022
Net actuarial loss	$130.1	$132.0	$92.5	$93.6	$40.2	$41.2
Prior service credit	(31.2)	(35.7)	(16.2)	(18.1)	(13.9)	(16.3)
Subtotal	98.9	96.3	76.3	75.5	26.3	24.9
Adjustments for amounts included in regulatory assets	(95.9)	(93.1)	(73.3)	(72.3)	(26.3)	(24.9)
Total	$3.0	$3.2	$3.0	$3.2	$—	$—

The assumptions used to calculate net periodic pension costs for Spire Missouri are as follows:

	2023	2022	2021
Weighted average discount rate - Spire Missouri East plan	5.70%	3.00%	2.85%
Weighted average discount rate - Spire Missouri West plan	5.80%	3.00%	2.75%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	6.50%	6.75%	6.75%

The assumptions used to calculate net periodic pension costs for Spire Alabama are as follows:

	2023	2022	2021
Weighted average discount rate	5.65%/5.7%	3.10%/3.0%	2.95%/2.80%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	6.50%	6.75%	6.75%

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

The assumptions used to calculate the benefit obligations are as follows:

	2023	2022
Weighted average discount rate - Spire Missouri East plan	6.25%	5.70%
Weighted average discount rate - Spire Missouri West plan	6.30%	5.80%
Weighted average discount rate - Spire Alabama plans	6.2%/6.25%	5.70%/5.65%
Weighted average rate of future compensation increase	3.00%	3.00%
Cash balance interest crediting rate - Spire Alabama / Spire Missouri	4.25%	4.25%

The following table sets forth the year-end projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	Spire		Spire Missouri		Spire Alabama
	2023	2022	2023	2022	2023	2022
Projected benefit obligation	$438.7	$464.4	$313.2	$320.6	$80.6	$97.8
Accumulated benefit obligation	433.1	457.1	309.5	315.0	78.8	96.2
Fair value of plan assets	334.7	332.7	242.0	235.9	53.6	57.3

The following tables set forth the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	2023 Target	2023 Actual	2022 Target	2022 Actual
Return seeking assets	70.0%	77.0%	70.0%	74.3%
Liability hedging assets	30.0%	20.0%	30.0%	22.8%
Cash and cash equivalents	—%	3.0%	—%	2.9%
Total	100.0%	100.0%	100.0%	100.0%

Spire Alabama	2023 Target	2023 Actual	2022 Target	2022 Actual
Return seeking assets	75.0%	76.0%	70.0%	68.7%
Liability hedging assets	25.0%	15.0%	30.0%	25.3%
Cash and cash equivalents	—%	9.0%	—%	6.0%
Total	100.0%	100.0%	100.0%	100.0%

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

The following table sets forth expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter, for Spire, Spire Missouri, and Spire Alabama:

	2024	2025	2026	2027	2028	2029 – 2032
Spire	$52.4	$45.3	$41.8	$41.8	$43.3	$202.8
Spire Missouri	41.0	34.1	30.4	29.4	30.5	139.1
Spire Alabama	8.0	7.7	7.8	8.7	8.9	44.1

The funding policy of Spire Missouri and Spire Alabama is to contribute an amount not less than the minimum required by government funding standards nor more than the maximum deductible amount for federal income tax purposes. Spire Missouri’s contributions to the pension plans in fiscal 2024 are anticipated to be $21.6 into the qualified trusts, and $0 into the non-qualified plans. Spire Alabama’s contributions to the pension plans in fiscal 2024 are anticipated to be $16.4 into the qualified trusts.

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

Net periodic postretirement benefit costs consist of the following components:

	Spire			Spire Missouri			Spire Alabama
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost – benefits earned during the period	$4.8	$7.5	$7.3	$4.0	$6.3	$6.2	$0.7	$1.1	$0.9
Interest cost on accumulated postretirement benefit obligation	8.5	6.0	6.0	6.5	4.5	4.5	1.8	1.4	1.3
Expected return on plan assets	(15.8)	(16.8)	(16.1)	(10.5)	(11.3)	(10.9)	(5.0)	(5.2)	(4.9)
Amortization of prior service cost (credit)	0.3	1.0	1.0	0.6	0.7	0.7	(0.3)	0.3	0.3
Amortization of actuarial gain	(4.0)	(2.2)	(1.6)	(3.2)	(1.9)	(1.5)	(0.5)	—	—
Subtotal	(6.2)	(4.5)	(3.4)	(2.6)	(1.7)	(1.0)	(3.3)	(2.4)	(2.4)
Regulatory adjustment	0.6	3.3	13.2	1.8	5.0	15.0	(1.3)	(1.8)	(1.8)
Net postretirement benefit (income) cost	$(5.6)	$(1.2)	$9.8	$(0.8)	$3.3	$14.0	$(4.6)	$(4.2)	$(4.2)

Other changes in plan assets and postretirement benefit obligations recognized in OCI include the following:

	Spire			Spire Missouri			Spire Alabama
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Current year actuarial (gain) loss	$(24.4)	$15.8	$(41.0)	$(21.5)	$9.8	$(29.0)	$(1.1)	$5.9	$(9.9)
Amortization of actuarial gain	4.0	2.2	1.6	3.2	1.9	1.5	0.5	—	—
Current year prior service cost	—	(6.3)	—		(1.1)	—	—	(5.2)	—
Amortization of prior service (cost) credit	(0.3)	(1.0)	(1.0)	(0.6)	(0.7)	(0.7)	0.3	(0.3)	(0.3)
Subtotal	(20.7)	10.7	(40.4)	(18.9)	9.9	(28.2)	(0.3)	0.4	(10.2)
Regulatory adjustment	20.7	(10.7)	40.4	18.9	(9.9)	28.2	0.3	(0.4)	10.2
Total recognized in OCI	$—	$—	$—	$—	$—	$—	$—	$—	$—

Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Effective December 23, 2021, the $8.6 allowance for recovery in rates for Spire Missouri’s postretirement benefit plans was discontinued. The difference between no recovery in rates and postretirement expense as calculated pursuant to the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability. Effective with the resolution of the 2022 Missouri rate case in December 2022, net liabilities for postretirement benefits reduced rates $0.9 and $0.1 per year for Missouri East and Missouri West, respectively.

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2023	2022	2023	2022	2023	2022
Benefit obligation, beginning of year	$148.1	$204.2	$114.8	$151.7	$29.9	$48.0
Service cost	4.8	7.5	4.0	6.3	0.7	1.1
Interest cost	8.5	6.0	6.5	4.5	1.8	1.4
Actuarial (gain) loss	(10.6)	(52.6)	(13.4)	(37.7)	4.2	(13.6)
Plan amendments	—	(6.2)	—	(1.0)	—	(5.2)
Retiree drug subsidy program	0.2	0.2	0.2	0.2	—	—
Benefits paid	(8.4)	(11.0)	(6.8)	(9.2)	(1.5)	(1.8)
Benefit obligation, end of year	$142.6	$148.1	$105.3	$114.8	$35.1	$29.9

In fiscal 2023, the actuarial gains for all qualified Spire plans were driven by the increase in the discount rate used to calculate the benefit obligation, combined with actuarial asset gains resulting from actual trust returns exceeding the expected returns. For Spire Alabama, these gains were more than offset by the loss associated with the difference between actual and assumed enrollment in Health Retirement Accounts.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2023	2022	2023	2022	2023	2022
Fair value of plan assets at beginning of year	$264.7	$326.9	$176.7	$221.7	$83.3	$99.4
Actual return on plan assets	29.9	(51.6)	18.8	(36.2)	10.2	(14.3)
Employer contributions	0.1	0.4	0.1	0.4	—	—
Benefits paid	(8.4)	(11.0)	(6.8)	(9.2)	(1.5)	(1.8)
Fair value of plan assets, end of year	$286.3	$264.7	$188.8	$176.7	$92.0	$83.3
Funded status of plans, end of year	$143.7	$116.6	$83.5	$61.9	$56.9	$53.4

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2023	2022	2023	2022	2023	2022
Noncurrent assets	$180.7	$151.6	$120.5	$96.9	$56.9	$53.4
Current liabilities	(0.4)	(0.3)	(0.4)	(0.3)	—	—
Noncurrent liabilities	(36.6)	(34.7)	(36.6)	(34.7)	—	—
Total	$143.7	$116.6	$83.5	$61.9	$56.9	$53.4

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic postretirement benefit cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2023	2022	2023	2022	2023	2022
Net actuarial gain	$(103.3)	$(83.3)	$(92.3)	$(74.2)	$(6.1)	$(5.6)
Prior service cost (credit)	7.0	7.1	7.4	7.9	(0.4)	(0.8)
Subtotal	(96.3)	(76.2)	(84.9)	(66.3)	(6.5)	(6.4)
Adjustments for amounts included in regulatory assets	96.3	76.2	84.9	66.3	6.5	6.4
Total	$—	$—	$—	$—	$—	$—

The assumptions used to calculate net periodic postretirement benefit costs for Spire Missouri are as follows:

	2023	2022	2021
Weighted average discount rate - Spire Missouri plans	5.80%	2.95%	2.75%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets - Spire Missouri plans	5.50%	5.75%	5.75%

The assumptions used to calculate net periodic postretirement benefit costs for Spire Alabama are as follows:

	2023	2022	2021
Weighted average discount rate	5.80%	2.95%	2.75%
Expected long-term rate of return on plan assets	4.75%/6.0%	5.00%/6.25%	5.00%/6.25%

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

The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2023	2022
Weighted average discount rate - Spire Alabama plans and Spire Missouri Plans	6.30%	5.80%
Weighted average rate of future compensation increase - Spire Missouri East plans	3.00%	3.00%

The assumed medical cost trend rates at September 30 are as follows:

	2023	2022
Medical cost trend assumed for next year - Spire Alabama and Spire Missouri	6.50%	6.75%
Rate to which the medical cost trend rate is assumed to decline (the ultimate medical cost trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend	2030	2028

The following tables set forth the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	Target	2023 Actual	2022 Actual
Equity securities	60.0%	58.9%	58.7%
Debt securities	40.0%	38.1%	40.5%
Cash and cash equivalents	—%	3.0%	0.8%
Total	100.0%	100.0%	100.0%

Spire Alabama	Target	2023 Actual	2022 Actual
Equity securities	60.5%	59.9%	57.7%
Debt securities	39.5%	40.1%	42.3%
Total	100.0%	100.0%	100.0%

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

The following table sets forth expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter for Spire, Spire Missouri, and Spire Alabama:

	2024	2025	2026	2027	2028	2029 – 2032
Spire	$14.6	$14.8	$14.9	$14.8	$14.5	$68.6
Spire Missouri	11.6	11.8	11.8	11.7	11.4	52.2
Spire Alabama	2.9	2.9	2.9	2.9	2.9	15.0

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. For both Spire Missouri and Spire Alabama there are no anticipated contributions to the postretirement plans in fiscal 2024.

Other Plans

Spire Services Inc. sponsors a 401(k) plan that cover substantially all employees of Spire Inc. and its subsidiaries. The plan allows employees to contribute a portion of their base pay in accordance with specific guidelines. The cost of the defined contribution plan for Spire Inc. totaled $15.5, for fiscal years 2023, 2022, and 2021, respectively. Spire Missouri provides a match of such contributions within specific limits. The cost of the defined contribution plan for Spire Missouri amounted to $9.1, $10.9, and $10.9 for fiscal years 2023, 2022, and 2021, respectively. Spire Alabama also provides a match of employee contributions within specific limits. The cost of the defined contribution plan for Spire Alabama amounted to $3.1, $3.6, and $2.9 for fiscal years 2023, 2022, and 2021, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets

Spire

The table below categorizes the fair value measurements of the Spire pension plan assets:

	As of September 30, 2023			As of September 30, 2022
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$14.8	$—	$14.8	$11.5	$—	$11.5
Equity funds - global (including U.S.)	—	139.0	139.0	—	122.2	122.2
Real asset funds	—	55.2	55.2	—	61.0	61.0
Debt securities:
U.S. bond funds	27.8	—	27.8	42.3	—	42.3
U.S. government index funds	36.2	—	36.2	36.1	—	36.1
Global funds (including U.S.)	—	61.7	61.7	—	59.6	59.6
Total	$78.8	$255.9	$334.7	$89.9	$242.8	$332.7

The table below categorizes the fair value measurements of Spire’s postretirement plan assets:

	As of September 30, 2023			As of September 30, 2022
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$5.1	$—	$5.1	$3.5	$—	$3.5
U.S. stock/bond mutual funds	188.2	76.5	264.7	177.1	69.4	246.5
International fund	—	16.5	16.5	0.8	13.9	14.7
Total	$193.3	$93.0	$286.3	$181.4	$83.3	$264.7

Cash and cash equivalents include money market mutual funds valued based on quoted market prices. Debt securities are valued based on broker/dealer quotations or by using observable market inputs. The stock and bond mutual funds are valued at the quoted market price of the identical securities.

Spire Missouri

The table below categorizes the fair value measurements of Spire Missouri’s pension plan assets:

	As of September 30, 2023			As of September 30, 2022
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$6.8	$—	$6.8	$5.7	$—	$5.7
Equity funds - global (including U.S.)	—	99.4	99.4	—	85.7	85.7
Real asset funds	—	40.2	40.2	—	47.2	47.2
Debt securities:
U.S. bond funds	20.9	—	20.9	29.4	—	29.4
U.S. government index funds	28.7	—	28.7	24.6	—	24.6
Global funds (including U.S.)	—	46.0	46.0	—	43.3	43.3
Total	$56.4	$185.6	$242.0	$59.7	$176.2	$235.9

The table below categorizes the fair value measurements of Spire Missouri’s postretirement plan assets:

	As of September 30, 2023			As of September 30, 2022
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$4.3	$—	$4.3	$2.7	$—	$2.7
U.S. stock/bond mutual funds	184.5	—	184.5	174.0	—	174.0
Total	$188.8	$—	$188.8	$176.7	$—	$176.7

Cash and cash equivalents include money market mutual funds valued based on quoted market prices. Debt securities are valued based on broker/dealer quotations or by using observable market inputs. The stock and bond mutual funds are valued at the quoted market price of the identical securities.

Spire Alabama

The table below categorizes the fair value measurements of Spire Alabama’s pension plan assets:

	As of September 30, 2023			As of September 30, 2022
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$4.6	$—	$4.6	$3.5	$—	$3.5
Equity funds - global (including U.S.)	—	22.9	22.9	—	21.6	21.6
Real asset funds	—	8.7	8.7	—	8.1	8.1
Debt securities:
U.S. bond funds	4.0	—	4.0	7.7	—	7.7
U.S. government index funds	4.3	—	4.3	6.8	—	6.8
Global funds (including U.S.)	—	9.1	9.1	—	9.6	9.6
Total	$12.9	$40.7	$53.6	$18.0	$39.3	$57.3

The table below categorizes the fair value measurements of Spire Alabama’s postretirement plan assets:

	As of September 30, 2023			As of September 30, 2022
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
U.S. stock/bond mutual funds	$—	$76.5	$76.5	$—	$69.4	$69.4
International fund	—	15.5	15.5	—	13.9	13.9
Total	$—	$92.0	$92.0	$—	$83.3	$83.3

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

Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income, as applicable, the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions.

	Gas	Gas
2023	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Revenues from external customers	$2,456.6	$179.1	$29.9	$0.7	$—	$2,666.3
Intersegment revenues	0.3	—	36.2	16.0	(52.5)	—
Total Operating Revenues	2,456.9	179.1	66.1	16.7	(52.5)	2,666.3
Depreciation and amortization expense	244.4	1.5	8.4	0.5	—	254.8
Interest expense	139.9	—	8.6	72.1	(34.9)	185.7
Income tax expense (benefit)	32.7	12.8	3.8	(10.5)	—	38.8
Net economic earnings (loss)	200.5	47.6	14.1	(34.1)	—	228.1
Capital expenditures	588.6	0.4	73.6	(0.1)	—	662.5

	Gas	Gas
2022	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Revenues from external customers	$1,945.6	$234.9	$17.4	$0.6	$—	$2,198.5
Intersegment revenues	0.5	—	35.7	15.5	(51.7)	—
Total Operating Revenues	1,946.1	234.9	53.1	16.1	(51.7)	2,198.5
Depreciation and amortization expense	227.9	1.4	7.5	0.5	—	237.3
Interest expense	86.4	—	4.9	37.3	(8.8)	119.8
Income tax expense (benefit)	49.6	11.9	4.5	(7.1)	—	58.9
Net economic earnings (loss)	202.7	27.0	11.1	(24.5)	—	216.3
Capital expenditures	528.6	0.9	22.6	0.1	—	552.2

	Gas	Gas
2021	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Revenues from external customers	$2,118.2	$96.5	$19.9	$0.9	$—	$2,235.5
Intersegment revenues	1.1	—	32.7	14.2	(48.0)	—
Total Operating Revenues	2,119.3	96.5	52.6	15.1	(48.0)	2,235.5
Depreciation and amortization expense	204.4	1.2	6.9	0.6	—	213.1
Interest expense	74.7	—	4.0	29.3	(1.4)	106.6
Income tax expense (benefit)	56.9	13.4	4.4	(6.2)	—	68.5
Net economic earnings (loss)	230.6	47.0	11.1	(22.4)	—	266.3
Capital expenditures	590.4	0.7	33.0	0.7	—	624.8

Total Assets at End of Year	2023	2022	2021
Gas Utility	$8,486.7	$8,042.8	$7,615.4
Gas Marketing	332.0	638.7	466.1
Midstream	574.3	446.0	413.8
Other	2,533.3	2,705.5	2,193.3
Eliminations	(1,612.7)	(1,749.3)	(1,332.2)
Total Assets	$10,313.6	$10,083.7	$9,356.4

Reconciliation of Consolidated Net Income to Consolidated Net Economic Earnings	2023	2022	2021
Net Income	$217.5	$220.8	$271.7
Adjustments, pre-tax:
Missouri regulatory adjustments	—	—	(9.0)
Fair value and timing adjustments	11.4	(11.4)	3.3
Acquisition and divestiture activities	2.5	—	(1.3)
Income tax adjustments	(3.3)	6.9	1.6
Net Economic Earnings	$228.1	$216.3	$266.3

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

The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of September 30, 2023 and 2022.

	Spire		Spire Missouri		Spire Alabama
September 30	2023	2022	2023	2022	2023	2022
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$293.2	$322.2	$269.4	$275.1	$21.7	$43.8
Other	55.1	33.2	23.7	13.0	19.9	13.1
Total Current Regulatory Assets	348.3	355.4	293.1	288.1	41.6	56.9
Noncurrent:
Future income taxes due from customers	144.5	137.8	136.2	129.2	2.0	2.2
Pension and postretirement benefit costs	261.0	294.5	189.1	222.9	67.8	66.5
Cost of removal	633.2	493.7	97.0	25.2	536.2	468.5
Unamortized purchased gas adjustments	23.0	—	23.0	—	—	—
Energy efficiency	56.3	57.2	56.3	57.2	—	—
Other	131.2	129.2	116.0	113.1	0.9	1.0
Total Noncurrent Regulatory Assets	1,249.2	1,112.4	617.6	547.6	606.9	538.2
Total Regulatory Assets	$1,597.5	$1,467.8	$910.7	$835.7	$648.5	$595.1
Regulatory Liabilities:
Current:
Other	$7.3	$3.7	$—	$—	$—	$—
Total Current Regulatory Liabilities	7.3	3.7	—	—	—	—
Noncurrent:
Deferred taxes due to customers	128.0	145.3	114.8	127.9	—	—
Pension and postretirement benefit costs	185.2	172.6	156.5	143.6	17.9	19.4
Accrued cost of removal	126.6	32.9	90.4	—	—	—
Unamortized purchased gas adjustments	11.2	53.0	11.2	53.0	—	—
Other	21.4	14.4	16.5	7.3	3.3	3.6
Total Noncurrent Regulatory Liabilities	472.4	418.2	389.4	331.8	21.2	23.0
Total Regulatory Liabilities	$479.7	$421.9	$389.4	$331.8	$21.2	$23.0

A portion of the Company’s and Spire Missouri's regulatory assets are not earning a return, as shown in the table below:

	Spire		Spire Missouri
September 30	2023	2022	2023	2022
Pension and postretirement benefit costs	$133.4	$152.9	$133.4	$152.9
Future income taxes due from customers	142.5	135.6	136.2	129.2
Unamortized purchase gas adjustments	292.4	275.1	292.4	275.1
Other	104.2	122.7	104.2	122.7
Total Regulatory Assets Not Earning a Return	$672.5	$686.3	$666.2	$679.9

Like all the Company’s regulatory assets, these regulatory assets as of September 30, 2023 are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is less than two years. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term, up to 35 years. Spire Alabama does not have any regulatory assets that are not earning a return.

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

•

Spire Missouri is authorized to apply carrying costs to all over- or under-recoveries of gas costs, including cost increases and cost reductions associated with the use of derivative instruments, including cash payments for margin deposits.

•	Pre-tax income from off-system sales and capacity release revenues is shared with customers (such that customers receive 75% and Spire Missouri receives 25%).

Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA clause, as well as the actual amount of off-system sales and capacity release revenues allocated to customers, are reflected as a regulatory asset or liability at the end of the fiscal year. At that time, the balance is classified as a current asset or current liability and recovered from, or credited to, customers over an annual period commencing in the subsequent November. The balance in the current account is amortized as amounts are reflected in customer billings. In fiscal 2023, Spire Missouri filed two changes to its tariff, which were approved and became effective November 29, 2022 and January 19, 2023.

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

As a result of the significant net deferred gas costs and average inventory cost in the second quarter of fiscal 2021, primarily due to Winter Storm Uri, Spire Missouri filed for and received MoPSC approval for an adjustment to the PGA tariff to increase a Filing Adjustment Factor (FAF) credit on customers' bills for three years. This lowered the net PGA rate to mitigate the impact of Winter Storm Uri costs on customers. All gas costs will eventually be recovered by Spire Missouri through the PGA or ACA mechanisms and carrying costs will be applied per the terms of the tariff.

In the first quarter of fiscal 2022, the MoPSC approved Spire Missouri compliance tariffs with an effective date of December 23, 2021, consistent with its order in Spire Missouri’s general rate case. These new tariffs were designed to increase Spire Missouri’s aggregate annual gross base rate revenues by $72.2, which includes $24.9 incremental and $47.3 already being collected through the Infrastructure System Replacement Surcharge (ISRS). The MoPSC required Spire Missouri to defer all non-operational overheads from December 23, 2021 through September 30, 2022 into a regulatory asset totaling $42.8. On April 1, 2022, Spire Missouri filed tariff sheets to initiate a new general rate case proceeding intended to address the deferred amounts, along with other matters. The parties reached a Full Unanimous Stipulation and Agreement (the “Stipulation”) to resolve all issues in the case, which was filed with the MoPSC on November 4, 2022. On November 18, 2022, the Stipulation was approved, including authorization of $78.0 in new base rate revenue (including $19.0 already being collected through ISRS) and recovery of deferred overheads through amortization of the related regulatory asset. New base rates became effective on December 26, 2022.

ISRS allows Spire Missouri expedited recovery for its investment to replace qualifying components of its infrastructure without the necessity of a formal rate case. As noted above, all prior ISRS revenues were reset to zero as of December 26, 2022 as a result of Spire Missouri's most recent base rate case. On April 20, 2023, the MoPSC approved an incremental annual ISRS revenue increase of $7.7, effective May 6, 2023, reflecting eligible pipe replacement from October 2022 through February 2023. On October 4, 2023, the MoPSC approved an incremental annual ISRS revenue increase of $12.4, effective October 23, 2023, reflecting eligible pipe replacement from March 2023 through August 2023.

On May 27, 2022, the MoPSC staff filed an ACA Review Recommendation and Report for the ACA period that first includes transportation charges incurred by Spire Missouri for service on the Spire STL Pipeline. That report concluded that the transaction complied with Missouri affiliate transaction rules and was prudent, and it recommended no disallowance of any Spire STL Pipeline related costs from the ACA mechanism. On July 11, 2022, Spire Missouri filed its response comments in support of the recommendation. The Missouri Office of the Public Counsel and Environmental Defense Fund (EDF) filed comments on July 29 and August 1, 2022, respectively, raising concerns about the Spire STL Pipeline transaction, the ACA process itself, and other matters. On January 6, 2023, Spire Missouri filed a Partial Stipulation and Agreement resolving all other issues raised by the MoPSC staff in its Recommendation and Report. The partial stipulation was approved by the MoPSC on January 25, 2023, resulting in a $0.6 credit to the ACA balance, but issues relating to Spire STL Pipeline costs remained contested. An evidentiary hearing on this matter was scheduled to be held  July 25-26, 2023; however, on July 21, 2023, MoPSC suspended the procedural schedule in recognition that the parties had reached an agreement in principle to resolve the matter via settlement stipulation. The stipulation and agreement was approved by the Commission on August 23, 2023 and included an increase in customer assistance program funding among other non-monetary commitments.

In 2022, the MoPSC initiated their annual ACA dockets (GR-2022-0135 and GR-2022-0136) to audit gas commodity and transportation costs for the 2020-2021 heating season, which included the impact of Winter Storm Uri on Spire Missouri's natural gas portfolio. On December 15, 2022, the MoPSC staff filed its Reports and Recommendations in these cases proposing various disallowances relating to imbalance cash-outs and an off-system sale. On January 19, 2023, Spire Missouri filed its response to this proposal setting forth its position that there is no basis in law or fact for either disallowance. On July 12, 2023, the MoPSC entered a scheduling order in this matter which includes several rounds of pre-filed testimony prior to an evidentiary hearing to be held in early May 2024. On November 2, 2023, Spire Missouri filed an unopposed settlement stipulation by which the MoPSC Staff agreed to withdraw its recommendation of a proposed disallowance relating to imbalance cash-outs. The proposed disallowance relating to an off-system sale remains pending in the case. Management believes the likelihood of an unfavorable outcome is remote.

Spire Alabama

In September 2022, the APSC approved the renewal of RSE through September 30, 2025, with certain modifications to the previous terms. Under RSE, the APSC conducts reviews in March, June and September to determine whether Spire Alabama’s return on average common equity (ROE) at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected ROE within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. Effective October 1, 2022, Spire Alabama's allowed range of ROE is 9.50% to 9.90% with an adjusting point of 9.70%. Previously, the allowed range was 10.15% to 10.65% with an adjusting point of 10.40%. Spire Alabama is subject to a performance-based adjustment of plus or minus 10 basis points to the ROE adjusting point, based upon the terms of the previously approved Accelerated Infrastructure Modernization (AIM) Program tariff; however, Spire applied for and received approval to suspend the operation of the AIM performance-based adjustment for 2022, 2023, and 2024, impacting fiscal years 2023 through 2025. Spire Alabama’s equity as a percent of total capitalization is limited to 55.5%, and Average Common Equity growth is limited to 6.00% each year.

The inflation-based Cost Control Measure (CCM) established by the APSC allows for annual changes in operation and maintenance (“O&M”) expense relative to an index range. Effective October 1, 2022, the Base Year O&M expense was computed by averaging the actual O&M expenses for 2020, 2021, and 2022. The Base CPI-U was computed by averaging the August CPI-U for 2020, 2021, 2022. The “Index” is computed by measuring the change from the Base CPI-U to the August CPI-U of the most recently completed fiscal year, less a factor of 1.50%. The index range will be computed by adjusting the Index plus or minus 1.50%. If rate year O&M expense falls within the index range, no adjustment is required. If rate year O&M expense exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent rate year O&M is less than the index range, Spire Alabama benefits by one-half of the difference through future rate adjustments. If a benefit is achieved, the Base Year and the Base CPI-U for the following year will each be reset to an average of the three preceding completed years. If a benefit is not achieved, the Base Year and Base CPI-U will not be updated. Certain items that fluctuate based on situations demonstrated to be beyond Spire Alabama’s control may be excluded from the CCM calculation.

The RSE reduction for September 30, 2021 following the year-end point of test was $2.2 to bring the expected rate of return on average common equity to within the allowed rate of return. The CCM benefit for rate year 2021 was $8.8. To mitigate the impact on ratepayers, Spire Alabama requested and received approval from the APSC to recover the 2021 CCM benefit over five years (with recognition of revenue only up to 24 months in advance of recovery). As a part of the annual update for RSE, on December 29, 2021, Spire Alabama filed an increase for rate year 2022 of $5.3. The 2021 RSE reduction of $2.2, the five-year recovery of the 2021 CCM benefit of $8.8 and the annual RSE increase of $5.3 were all effective on January 1, 2022. There was no RSE reduction in 2022 for the January 31, April 30, July 31 or September 30 quarterly points of test. Spire Alabama recorded a CCM benefit for rate year 2022 of $17.2. Similar to the rate year 2021 CCM benefit, Spire requested and received approval to recover the rate year 2022 CCM benefit over five years. On October 26, 2022, Spire Alabama made its annual RSE rate filing with the APSC, presenting the utility’s budget for the fiscal year ended September 30, 2023, including net income and a calculation of allowed ROE. The budget reflected the start of amortization of the accumulated deferred income tax (ADIT) adjustment related to the Tax Cuts and Jobs Act of 2017 (TCJA). New rates designed to provide an annual revenue increase of $15.0 became effective January 1, 2023. There was no RSE reduction in 2023 for the March 31, June 30 or September 30 points of test. Spire Alabama recorded a CCM benefit for rate year 2023 of $4.4. On October 26, 2023, Spire Alabama made its annual RSE rate filing, presenting the utility’s budget for the fiscal year ending September 30, 2024, including net income and a calculation of allowed ROE. New rates designed to provide an annual revenue increase of $15.8 are anticipated to become effective December 1, 2023.

Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider which permits the pass-through to customers of changes in the cost of gas supply. Spire Alabama’s tariff provides a temperature adjustment mechanism, also included in the GSA rider, which is designed to moderate the impact of departures from normal temperatures on Spire Alabama’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather-related conditions that may affect customer usage are not included in the temperature adjustment. There is also a mechanism under Spire Alabama's GSA rider allowing the utility to create value through off-system sales of excess natural gas supply and capacity and to give 75% of the value created to customers while retaining 25%. As of April 2022, the first $1.6 of value from capacity release goes entirely to customers before Spire Alabama retains 25%. In the past year, Spire Alabama filed GSA rate increases effective December 1, 2022 and  January 1, 2023, and GSA rate decreases effective October 1, 2023 and anticipated to become effective December 1, 2023, primarily attributable to changes in natural gas prices.

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

Spire Gulf has similar rate regulation to Spire Alabama. Its RSE rate-setting mechanism was renewed in September 2021 for a four-year term through September 2025. The RSE allowed ROE range was 10.45% to 10.95% with an adjusting point of 10.70% in fiscal 2021, while the ROE range is 9.70% to 10.30% with an adjusting point of 9.95% for fiscal 2022 through fiscal 2025. In October 2021 and 2022, Spire Gulf made its annual RSE rate filings with the APSC based on its budget for the new fiscal year and an allowed ROE of 9.95%, and new rates designed to provide increased annual revenues of $1.0 and $2.5 became effective at the beginning of January 2022 and 2023, respectively. The fiscal 2023 budget reflected the start of amortization of the excess ADIT from the TCJA. Spire Gulf filed its RSE point of test as of April 30, 2023 with the APSC reflecting that its projected ROE exceeded the allowed ROE resulting in an annualized refund of $1.8 that became effective July 1, 2023. Spire Gulf filed its RSE point of test as of September 30, 2023, reflecting that its actual ROE exceeded the allowed ROE resulting in an additional annualized refund of $2.0 that are anticipated to become effective December 1, 2023. The CCM has similar evaluation and recovery provisions when expenses exceed or are under a band of plus or minus 1.50% around the CPI-U inflated O&M per customer expense level from the base year, excluding expenses for pensions and gas bad debt. The base year for the O&M index was 2017 for fiscal 2021 and was 2021 for fiscal 2022. Since a CCM benefit was recorded in fiscal 2022, the base year O&M index for fiscal 2023 through fiscal 2025 will be the 2022 O&M level. Spire Gulf recorded a CCM benefit for rate year 2021 of $2.3 to revenues, resulting in a net income benefit of $1.6. A CCM benefit of $1.7 was recorded for fiscal 2022 to an economic development fund that can be used for economic development purposes subject to APSC approval. Spire Gulf’s O&M for fiscal 2023 was within the O&M per customer inflation adjusted band. Spire Gulf has a Cast Iron Main Replacement Factor (CIF) that provides an enhanced return on the pro-rata costs associated with cast iron main replacement exceeding 10 miles per year based on a 75% weighting for the equity content. Capital expenditures recovered under the CIF have not increased since fiscal 2019 pursuant to applicable tariff provisions although the Company is continuing to recover costs of service associated with accumulated expenditures under the CIF. Spire Gulf also has an ESR for negative revenue variances over $0.1 or a force majeure event expense of $0.1 (or two events that exceed $0.15) and an Environmental Cost Recovery Factor that recovers 90% of prudently incurred costs for compliance with environmental laws, rules and regulations. Spire Gulf has an APSC-approved intercompany revolving credit agreement with Spire to borrow in a principal amount not to exceed $75.0 and to loan up to $25.0.

Spire Mississippi utilizes a formula rate-making process under the Rate Stabilization Adjustment Rider (RSA). An allowed return on equity (currently 10.04%) is computed annually and compared to the actual return on equity based on a rate year ending June 30. If the actual equity return on an end of period rate base is beyond the allowed return on equity by 1.0%, then 75% of any shortfall is recovered through a rate increase and 50% of any excess results in a rate decrease. Updates may include known and measurable adjustments to historic costs from the 12 months ended June 30, submitted September 15 for an effective date of November 1, unless disputed by the Mississippi Public Utilities Staff (MPUS), with any disputes to be resolved by the Mississippi Public Service Commission (MSPSC) by January 15 of the following year. The MSPSC approved stipulation agreements between the MPUS and Spire Mississippi that provided for increased annual revenues of $0.8 through rates effective on February 1, 2022 and an additional $0.8 effective on January 1, 2023. Spire Mississippi’s RSA filing made on September 1, 2023 reflected a rate increase of $1.3 and is pending review by the MPUS. Additionally, a Supplemental Growth Rider provides recovery of certain Spire Mississippi system expansion projects to serve qualified economic development projects.

In August 2018, the FERC approved an order issuing Certificates of Public Convenience and Necessity (“FERC Certificates”) for the Spire STL Pipeline ( “August 2018 Order”). In  June 2021, the U.S. Court of Appeals for the District of Columbia Circuit issued an order vacating the FERC Certificates and remanding the matter back to the FERC for further action. In  September and December 2021, the FERC issued temporary certificates for the continued authorized operation of the Spire STL Pipeline pending the outcome of its determination on remand. On December 15, 2022, the FERC issued its order on remand reissuing permanent FERC Certificates for the continued operation of the Spire STL Pipeline, and that order is final and no longer appealable.

16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2023, are estimated at $1,613.2, $1,182.0 and $251.6 for the Company, Spire Missouri and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

In May 2023, Spire entered into an agreement to acquire MoGas Pipeline, an interstate natural gas pipeline, and Omega Pipeline, a connected gas distribution system, from CorEnergy Infrastructure Trust, Inc., for $175 cash, subject to customary working capital and other closing adjustments. Spire has received a request for additional information ("Second Request") from the Federal Trade Commission (FTC) with regard to this proposed acquisition. The Company is cooperating fully with the FTC regarding the Second Request and expects to close in the second quarter of fiscal 2024 subject to receiving FTC approval.

A consolidated subsidiary of Spire is a limited partner in Inter-Atlantic Energy Capital Ventures, L.P., an unconsolidated partnership focusing on sustainability initiatives largely tied to the natural gas utility sector. Spire committed to contribute a total of $10.0 of capital to the partnership as and when requested by the general partner. As of September 30, 2023, the remaining unfunded commitment was $4.9.

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

In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Spire Missouri that the MoDNR had completed an investigation of the second site, Station A. The Attorney General requested that Spire Missouri participate in the follow up investigations of the site. In a letter dated January 10, 2012, Spire Missouri stated that it would participate in future environmental response activities at the site in conjunction with other PRPs. Accordingly, Spire Missouri entered into a cost sharing agreement for remedial investigation with other PRPs. MoDNR never approved the agreement, so no remedial investigation took place. Recently, Spire Missouri was approached by a real estate developer interested in purchasing the northern half of the Station A site and developing the same for industrial purposes. Consequently, Spire Missouri is now in discussions with the developer, other PRPs and MoDNR to develop a new remedial investigation plan for the site.

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

Operating lease cost, cash flow and noncash information are shown in the following table.

	Spire			Spire Missouri			Spire Alabama
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Operating lease cost, including amounts capitalized	$7.3	$7.4	$7.2	$0.5	$0.5	$0.4	$2.0	$2.1	$2.1
Cash flow and noncash information about operating leases:
Operating cash flows representing cash paid for amounts included in the measurement of lease liabilities	7.3	7.3	7.2	0.5	0.5	0.4	2.1	2.1	2.1
Right-of-use assets obtained in exchange for lease liabilities	0.8	24.6	—	0.8	1.1	—	—	23.5	—

The following table shows year-end balance sheet and weighted-average information about operating leases.

	Spire		Spire Missouri		Spire Alabama
	2023	2022	2023	2022	2023	2022
Right-of-use assets	$70.6	$73.7	$2.1	$1.7	$19.2	$20.2
Lease liabilities, current	6.8	6.5	0.5	0.4	1.9	1.9
Lease liabilities, noncurrent	70.2	73.7	1.8	1.5	23.5	24.6
Weighted-average remaining lease term (in years)	14.1	15.0	5.6	5.1	13.3	14.3
Weighted-average discount rate	4.2%	4.1%	3.3%	2.2%	3.7%	3.7%

On the balance sheets, right-of-use assets are included in “Deferred Charges and Other Assets: Other,” current lease liabilities are in “Current Liabilities: Other,” and noncurrent lease liabilities are in “Deferred Credits and Other Liabilities: Other.”

Following is a maturity analysis by fiscal year for operating lease liabilities as of September 30, 2023.

	Spire	Spire Missouri	Spire Alabama
2024	$6.9	$0.5	$1.9
2025	7.5	0.6	2.2
2026	7.5	0.4	2.2
2027	7.4	0.3	2.3
2028	7.4	0.3	2.3
Thereafter	65.9	0.5	21.7
Total undiscounted lease payments	102.6	2.6	32.6
Less present value discount	(25.6)	(0.3)	(7.2)
Total current and noncurrent lease liabilities	$77.0	$2.3	$25.4

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

Spire Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Inc.’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Inc.’s internal control over financial reporting was effective as of September 30, 2023. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on Spire Inc.’s internal control over financial reporting, which is included in Item 8, Financial Statements and Supplementary Data.

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

Spire Missouri Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Missouri Inc.’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Missouri Inc.’s internal control over financial reporting was effective as of September 30, 2023.

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

Spire Alabama Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Alabama Inc.’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Alabama Inc.’s internal control over financial reporting was effective as of September 30, 2023.

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

Item 9B. Other Information

During the quarterly period ended September 30, 2023, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:

•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement to be filed on or about December 13, 2023 (“2023 proxy statement”);
•	our executive officers is reported in Part I of this Form 10-K;
•	our Financial Code of Ethics is posted on our website, www.SpireEnergy.com, under Investors/Governance/Governance documents (http://investors.spireenergy.com/governance/governance-documents); and
•	our Audit Committee, our Audit Committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2023 proxy statement under the heading “Governance.”

In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our Audit, Compensation and Corporate Governance Committees are available under “Governance documents” on our website, as indicated above, and a copy will be sent to any shareholder upon written request.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2023 proxy statement under the headings “Directors’ compensation” and “Executive compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about:

•	security ownership of certain beneficial owners and management and
•	aggregate information regarding the Company’s equity compensation plan is incorporated by reference from the discussion in our 2023 proxy statement under “Beneficial ownership of Spire stock.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:

•	our policy and procedures for related party transactions and
•	the independence of our directors

is included in our 2023 proxy statement under “Governance” and is incorporated by reference. There were no related party transactions in fiscal 2023.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2023 proxy statement under “Fees of independent registered public accountant” and “Governance,” respectively.

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

(3) Exhibits

Exhibit Number	Description
2.01*	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company’s Registration Statement on Form S-4 filed October 27, 2000, No. 333-48794.
3.01*	Articles of Incorporation of Spire Inc., as amended, effective as of April 28, 2016; filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 3, 2016.
3.02*	Amended Bylaws of Spire Inc., effective as of July 27, 2023; filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on July 28, 2023.
3.03*	Spire Missouri Inc.’s Amended Articles of Incorporation, as amended, effective August 30, 2017; filed as Exhibit 3.1 to Spire Missouri’s Current Report on Form 8-K on September 1, 2017.
3.04*	Amended Bylaws of Spire Missouri Inc., effective as of March 26, 2020; filed as Exhibit 3.1 to Spire Missouri’s Current Report on Form 8-K on March 27, 2020.
3.05*	Articles of Amendment of the Articles of Incorporation of Spire Alabama Inc., dated September 1, 2017; filed as Exhibit 3.3 to Spire Alabama’s Current Report on Form 8-K filed September 1, 2017.
3.06*	Amended Bylaws of Spire Alabama Inc. effective March 26, 2020; filed as Exhibit 3.2 to Spire Alabama’s Current Report on Form 8-K on March 27, 2020.
3.07*	Certificate of Designations with respect to the Series A Preferred Stock, dated May 16, 2019; filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 21, 2019.
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

4.11*[3]

Thirty-First Supplemental Indenture, dated as of March 15, 2013, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to Laclede Gas’ Form 10-Q for the quarter ended March 31, 2013.

4.12*[3]

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

4.15*[2]

Master Note Purchase Agreement, dated as of June 5, 2015, among Alagasco and certain institutional purchasers; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

4.16*

Second Supplemental Indenture, dated as of February 27, 2017, between Spire Inc. and UMB Bank & Trust, N.A., as Trustee (including Form of 3.543% Senior Notes due 2024); filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 27, 2017.

4.17*

Master Note Purchase Agreement dated June 20, 2016, among Spire Inc. and certain institutional purchasers party thereto; filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

4.18*

First Supplement to Master Note Purchase Agreement dated as of March 15, 2017, among Spire Inc. and certain institutional purchasers party thereto; filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

4.19*[3]

Bond Purchase Agreement dated March 20, 2017, among Laclede Gas Company and certain institutional purchasers party thereto; filed as Exhibit 4.4 to the Laclede Gas’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

4.20*

First Supplement to Master Note Purchase Agreement, dated as of December 1, 2017, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

4.21*

Second Supplement to Master Note Purchase Agreement, dated as of January 15, 2019, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K on January 22, 2019.

4.22*	Deposit Agreement, dated as of May 21, 2019, among the Company, Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts described therein; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 21, 2019.
4.23*	Form of depositary receipt representing the Depositary Shares; filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 21, 2019.
4.24*	Form of Certificate representing the Series A Preferred Stock; filed as Exhibit A to Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 21, 2019.
4.25*	Thirty-Third Supplemental Indenture, dated as of September 15, 2017, between Spire Missouri Inc. and UMB Bank & Trust, N.A., as trustee, filed as Exhibit 4.28 to Spire Missouri's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
4.26*	Thirty-Fourth Supplemental Indenture, dated as of November 12, 2019, between Spire Missouri Inc. and UMB Bank & Trust, N.A., as trustee, filed as Exhibit 4.1 to Spire Missouri's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.

Exhibit Number	Description
4.27*

Third Supplement to Master Note Purchase Agreement, dated as of December 2, 2019, between Spire Alabama Inc. and certain institutional investors; filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K on December 4, 2019.

4.28*

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

4.30*

Indenture (For Unsecured Debt Securities), dated as of February 16, 2021, between the Company and U.S. Bank National Association, as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on February 16, 2021.

4.31*

First Supplemental Indenture, dated as of February 16, 2021, between the Company and U.S. Bank National Association, as trustee; filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 16, 2021.

4.32*	Form of Series A 0.75% Remarketable Senior Note due 2026; included in Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.33*

Purchase Contract and Pledge Agreement, dated as of February 16, 2021, between the Company and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary; filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.

4.34*	Form of Remarketing Agreement; included in Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.35*	Form of Corporate Unit; included in Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.36*	Form of Treasury Unit; included in Exhibit 4.4 to the Company’s Current Report on Form 8-K on February 16, 2021.
4.37*

Thirty-Fifth Supplemental Indenture, dated as of May 20, 2021, between Spire Missouri and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 20, 2021.

4.38*	Form of 3.300% Series First Mortgage Bonds due 2051; included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 20, 2021.
4.39*

Thirty-Sixth Supplemental Indenture, dated as of December 7, 2021, between Spire Missouri and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 7, 2021.

4.40*	Form of First Mortgage Bonds, Floating Rate Series due 2024; included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 7, 2021.
4.41*

Thirty-Seventh Supplemental Indenture, dated as of May 2, 2022, between Spire Missouri and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

4.42*

Fifth Supplement to Master Note Purchase Agreement, dated as of October 13, 2022, between Spire Alabama Inc. and certain institutional investors, filed as Exhibit 4.1 to the Company’s and Spire Alabama's Current Report on Form 8-K on October 19, 2022.

4.43*	Thirty-Eighth Supplemental Indenture, dated as of February 13, 2023 between Spire Missouri and Regions Bank, as trustee (including Form of 4.800% Series First Mortgage Bond due 2033); filed as Exhibit 4.1 to the Company's and Spire Missouri's Current Report on Form 8-K on February 13, 2023.
4.44*	Second Supplement to Master Note Purchase Agreement, dated as of March 7, 2023, between Spire Inc. and certain institutional investors (including Form of 5.80% Series 2023 Senior Note, Tranche D, due March 15, 2033); filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Exhibit Number	Description
10.01*†[3]	Form of Indemnification Agreement between Laclede Gas and its Directors and Officers; filed as Exhibit 10.13 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
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

10.38*	Equity Distribution Agreement of the Company, dated as of February 6, 2019; filed as Exhibit 1.1 to the Company's Current Report on Form 8-K on February 6, 2019.
10.39*	Letter Agreement to the Equity Distribution Agreement of the Company, dated as of May 14, 2019; filed as Exhibit 1.1 to the Company's Current Report on Form 8-K on May 14, 2019.
10.40*	Second Letter Agreement to the Equity Distribution Agreement of the Company, dated as of May 10, 2022, dated as of May 9, 2022; filed as Exhibit 1.1 to the Company's Current Report on Form 8-K on May 10, 2022.
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm of the Company.
23.2	Consent of Independent Registered Public Accounting Firm of Spire Missouri Inc.
23.3	Consent of Independent Registered Public Accounting Firm of Spire Alabama Inc.
31.1	Certifications under Rule 13a-14(a) of the CEO and CFO of the Company.
31.2	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Missouri Inc.
31.3	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Alabama Inc.
32.1	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of the Company.
32.2	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Missouri Inc.
32.3	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Alabama Inc.
97	Spire Inc. Clawback Policy
101

Interactive Data Files including the following information from the Annual Report on Form 10-K for the fiscal year ended September 30, 2023, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements listed on the first page of Item 8.

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

Spire Inc.

Date	November 16, 2023	By	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 16, 2023	/s/ Steven L. Lindsey	Director, President and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 16, 2023	/s/ Steven P. Rasche	Executive Vice President and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 16, 2023	/s/ Edward L. Glotzbach	Chairman of the Board
Edward L. Glotzbach

November 16, 2023	/s/ Mark A. Borer	Director
Mark A. Borer

November 16, 2023	/s/ Vincent J. Ferrari	Director
Vincent J. Ferrari

November 16, 2023	/s/ Maria V. Fogarty	Director
Maria V. Fogarty

November 16, 2023	/s/ Carrie J. Hightman	Director
Carrie J. Hightman

November 16, 2023	/s/ Rob L. Jones	Director
Rob L. Jones

November 16, 2023	/s/ Paul D. Koonce	Director
Paul D. Koonce

November 16, 2023	/s/ Brenda D. Newberry	Director
Brenda D. Newberry

November 16, 2023	/s/ Stephen S. Schwartz	Director
Stephen S. Schwartz

November 16, 2023	/s/ Suzanne Sitherwood	Director
Suzanne Sitherwood

November 16, 2023	/s/ John P. Stupp Jr.	Director
John P. Stupp Jr.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Missouri Inc.

Date	November 16, 2023	By	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 16, 2023	/s/ Steven L. Lindsey	Director and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 16, 2023	/s/ Adam W. Woodard	Chief Financial Officer and Treasurer
	Adam W. Woodard	(Principal Financial Officer)

November 16, 2023	/s/ Timothy W. Krick	Controller and Chief Accounting Officer
	Timothy W. Krick	(Principal Accounting Officer)

November 16, 2023	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 16, 2023	/s/ Matthew J. Aplington	Director
Matthew J. Aplington

November 16, 2023	/s/ Stephen M. Mills	Director and President
Stephen M. Mills

November 16, 2023	/s/ Steven P. Rasche	Director
Steven P. Rasche

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Alabama Inc.

Date	November 16, 2023	By	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 16, 2023	/s/ Steven L. Lindsey	Director and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 16, 2023	/s/ Adam W. Woodard	Chief Financial Officer and Treasurer
	Adam W. Woodard	(Principal Financial Officer)

November 16, 2023	/s/ Timothy W. Krick	Chief Accounting Officer
	Timothy W. Krick	(Principal Accounting Officer)

November 16, 2023	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 16, 2023	/s/ Matthew J. Aplington	Director
Matthew J. Aplington

November 16, 2023	/s/ Joseph B. Hampton	Director and President
Joseph B. Hampton

November 16, 2023	/s/ Steven P. Rasche	Director
Steven P. Rasche