Form 10-Q
period 2023-12-31
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2024-02-01
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of January 29, 2024, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	54,983,397
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	25,855
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri”) and Spire Alabama Inc. (“Spire Alabama”) — without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrants’ combined Form 10-K for the fiscal year ended September 30, 2023.

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions, except per share amounts)	2023	2022
Operating Revenues	$756.6	$814.0
Operating Expenses:
Natural gas	367.0	419.2
Operation and maintenance	130.7	132.1
Depreciation and amortization	67.0	62.1
Taxes, other than income taxes	52.7	50.4
Total Operating Expenses	617.4	663.8
Operating Income	139.2	150.2
Interest Expense, Net	50.6	43.6
Other Income, Net	17.5	6.0
Income Before Income Taxes	106.1	112.6
Income Tax Expense	21.0	21.6
Net Income	85.1	91.0
Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Net Income Available to Common Shareholders	$81.3	$87.2

Weighted Average Number of Common Shares Outstanding:
Basic	53.5	52.4
Diluted	53.6	52.6
Basic Earnings Per Common Share	$1.52	$1.66
Diluted Earnings Per Common Share	$1.52	$1.66

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2023	2022
Net Income	$85.1	$91.0
Other Comprehensive Loss, Before Tax:
Cash flow hedging derivative instruments:
Net hedging loss arising during the period	(15.4)	(3.0)
Amounts reclassified into net income	(9.0)	(0.3)
Net loss on cash flow hedging derivative instruments	(24.4)	(3.3)
Net gain on defined benefit pension and other postretirement plans	0.1	0.1
Net unrealized gain on available for sale securities	0.1	—
Other Comprehensive Loss, Before Tax	(24.2)	(3.2)
Income Tax Benefit Related to Items of Other Comprehensive Loss	(5.7)	(0.8)
Other Comprehensive Loss, Net of Tax	(18.5)	(2.4)
Comprehensive Income	$66.6	$88.6

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2023	2023	2022
ASSETS
Utility Plant	$8,345.0	$8,210.1	$7,769.4
Less: Accumulated depreciation and amortization	2,467.3	2,431.2	2,326.5
Net Utility Plant	5,877.7	5,778.9	5,442.9
Non-utility Property (net of accumulated depreciation and amortization of $76.5, $71.1 and $55.6 at December 31, 2023, September 30, 2023, and December 31, 2022, respectively)	687.1	628.5	508.9
Other Investments	105.5	102.6	93.5
Total Other Property and Investments	792.6	731.1	602.4
Current Assets:
Cash and cash equivalents	4.8	5.6	4.8
Accounts receivable:
Utility	428.8	192.4	479.4
Other	150.6	128.6	334.7
Allowance for credit losses	(35.4)	(32.5)	(34.5)
Delayed customer billings	22.0	22.0	26.7
Inventories:
Natural gas	220.6	223.7	320.0
Propane gas	8.6	8.6	8.6
Materials and supplies	47.4	47.2	44.1
Regulatory assets	256.4	348.3	269.1
Prepayments	43.3	48.2	31.6
Other	72.8	84.8	145.2
Total Current Assets	1,219.9	1,076.9	1,629.7
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,266.9	1,249.2	1,220.7
Other	303.0	305.9	260.4
Total Deferred Charges and Other Assets	2,741.5	2,726.7	2,652.7
Total Assets	$10,631.7	$10,313.6	$10,327.7

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2023	2023	2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at December 31, 2023, September 30, 2023, and December 31, 2022)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 55.0 million, 53.2 million, and 52.5 million shares issued and outstanding at December 31, 2023, September 30, 2023, and December 31, 2022, respectively)	55.0	53.2	52.5
Paid-in capital	1,727.4	1,616.5	1,571.8
Retained earnings	997.3	958.0	953.0
Accumulated other comprehensive income	29.1	47.6	44.8
Total Shareholders' Equity	3,050.8	2,917.3	2,864.1
Temporary equity	14.8	16.5	16.2
Long-term debt (less current portion)	3,247.8	3,554.0	3,156.3
Total Capitalization	6,313.4	6,487.8	6,036.6
Current Liabilities:
Current portion of long-term debt	457.0	156.6	256.6
Notes payable	1,047.5	955.5	1,227.0
Accounts payable	293.8	253.1	506.8
Advance customer billings	25.0	20.9	16.9
Wages and compensation accrued	26.1	47.0	30.6
Customer deposits	28.8	27.7	28.8
Taxes accrued	64.9	104.1	57.6
Regulatory liabilities	7.1	7.3	3.7
Other	260.3	183.2	276.7
Total Current Liabilities	2,210.5	1,755.4	2,404.7
Deferred Credits and Other Liabilities:
Deferred income taxes	760.6	743.7	699.4
Pension and postretirement benefit costs	135.5	137.3	159.3
Asset retirement obligations	583.6	577.4	526.2
Regulatory liabilities	487.2	472.4	344.9
Other	140.9	139.6	156.6
Total Deferred Credits and Other Liabilities	2,107.8	2,070.4	1,886.4
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$10,631.7	$10,313.6	$10,327.7

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2023:
Balance at September 30, 2023	53,170,224	$53.2	$242.0	$1,616.5	$958.0	$47.6	$2,917.3
Net income	—	—	—	—	85.1	—	85.1
Common stock issued	1,744,549	1.7	—	111.1	—	—	112.8
Dividend reinvestment plan	6,774	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	0.9	—	—	0.9
Stock activity under stock-based compensation plans	75,706	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(23,559)	—	—	(1.4)	—	—	(1.4)
Temporary equity adjustment to redemption value	—	—	—	—	(1.9)	—	(1.9)
Dividends declared:	—
Common stock ($0.755 per share)	—	—	—	—	(40.2)	—	(40.2)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(18.5)	(18.5)
Balance at December 31, 2023	54,973,694	$55.0	$242.0	$1,727.4	$997.3	$29.1	$3,050.8

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2022:
Balance at September 30, 2022	52,494,543	$52.5	$242.0	$1,571.3	$905.5	$47.2	$2,818.5
Net income	—	—	—	—	91.0	—	91.0
Dividend reinvestment plan	5,700	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.4	—	—	1.4
Stock activity under stock-based compensation plans	58,678	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(17,225)	—	—	(1.3)	—	—	(1.3)
Temporary equity adjustment to redemption value	—	—	—	—	(1.7)	—	(1.7)
Dividends declared:
Common stock ($0.72 per share)	—	—	—	—	(38.1)	—	(38.1)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(2.4)	(2.4)
Balance at December 31, 2022	52,541,696	$52.5	$242.0	$1,571.8	$953.0	$44.8	$2,864.1

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2023	2022
Operating Activities:
Net Income	$85.1	$91.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.0	62.1
Deferred income taxes and investment tax credits	21.0	21.6
Changes in assets and liabilities:
Accounts receivable	(255.5)	(156.9)
Inventories	2.9	49.7
Regulatory assets and liabilities	91.7	(90.1)
Accounts payable	54.0	(96.7)
Delayed/advance customer billings, net	4.0	(7.2)
Taxes accrued	(42.3)	(32.1)
Other assets and liabilities	40.9	(15.6)
Other	1.2	3.4
Net cash provided by (used in) operating activities	70.0	(170.8)
Investing Activities:
Capital expenditures	(226.5)	(154.8)
Other	1.3	3.1
Net cash used in investing activities	(225.2)	(151.7)
Financing Activities:
Issuance of long-term debt	—	205.0
Repayment of long-term debt	(6.6)	(31.2)
Issuance of short-term debt, net	92.0	189.5
Issuance of common stock	113.2	0.4
Dividends paid on common stock	(38.8)	(36.3)
Dividends paid on preferred stock	(3.7)	(3.7)
Other	(1.4)	(2.7)
Net cash provided by financing activities	154.7	321.0
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(0.5)	(1.5)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	25.8	20.5
Cash, Cash Equivalents, and Restricted Cash at End of Period	$25.3	$19.0

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(44.3)	$(36.9)
Income taxes	(0.3)	(0.3)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2023	2022

Operating Revenues	$535.4	$541.2
Operating Expenses:
Natural gas	292.6	316.7
Operation and maintenance	74.9	77.1
Depreciation and amortization	42.1	38.6
Taxes, other than income taxes	38.5	36.4
Total Operating Expenses	448.1	468.8
Operating Income	87.3	72.4
Interest Expense, Net	27.9	22.0
Other Income, Net	7.2	5.0
Income Before Income Taxes	66.6	55.4
Income Tax Expense	9.6	8.1
Net Income	57.0	47.3
Other Comprehensive Income, Net of Tax	0.1	0.1
Comprehensive Income	$57.1	$47.4

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2023	2023	2022
ASSETS
Utility Plant	$5,080.2	$4,964.9	$4,632.6
Less: Accumulated depreciation and amortization	1,063.7	1,043.2	1,003.4
Net Utility Plant	4,016.5	3,921.7	3,629.2
Other Property and Investments	67.9	65.7	66.5
Current Assets:
Cash and cash equivalents	—	0.8	—
Accounts receivable:
Utility	335.5	142.6	357.2
Associated companies	1.1	1.3	5.8
Other	22.2	21.1	28.6
Allowance for credit losses	(28.9)	(26.2)	(28.2)
Delayed customer billings	16.8	17.9	21.5
Inventories:
Natural gas	141.8	132.8	189.9
Propane gas	8.6	8.6	8.6
Materials and supplies	24.6	24.2	23.0
Regulatory assets	212.9	293.1	191.2
Prepayments	22.8	26.7	15.8
Total Current Assets	757.4	642.9	813.4
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	630.8	617.6	634.7
Other	146.0	147.4	106.0
Total Deferred Charges and Other Assets	987.0	975.2	950.9
Total Assets	$5,828.8	$5,605.5	$5,460.0

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2023	2023	2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 25,855, 25,855, and 25,325 shares issued and outstanding at December 31, 2023, September 30, 2023, and December 31, 2022, respectively)	$854.9	$854.9	$816.2
Retained earnings	1,049.4	992.4	979.2
Accumulated other comprehensive loss	(2.4)	(2.5)	(2.6)
Total Shareholder's Equity	1,901.9	1,844.8	1,792.8
Long-term debt (less current portion)	1,485.8	1,785.4	1,388.1
Total Capitalization	3,387.7	3,630.2	3,180.9
Current Liabilities:
Current portion of long-term debt	300.0	—	250.0
Notes payable – associated companies	633.3	540.6	651.2
Accounts payable	106.6	85.8	166.6
Accounts payable – associated companies	6.4	10.5	20.1
Advance customer billings	14.3	11.0	5.3
Wages and compensation accrued	14.4	23.6	21.5
Customer deposits	5.9	5.8	6.3
Taxes accrued	26.4	60.3	24.3
Other	111.1	48.7	92.9
Total Current Liabilities	1,218.4	786.3	1,238.2
Deferred Credits and Other Liabilities:
Deferred income taxes	545.8	531.8	512.4
Pension and postretirement benefit costs	102.0	103.3	101.9
Asset retirement obligations	112.2	111.1	111.7
Regulatory liabilities	404.5	389.4	259.0
Other	58.2	53.4	55.9
Total Deferred Credits and Other Liabilities	1,222.7	1,189.0	1,040.9
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$5,828.8	$5,605.5	$5,460.0

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2023:
Balance at September 30, 2023	25,855	$0.1	$854.8	$992.4	$(2.5)	$1,844.8
Net income	—	—	—	57.0	—	57.0
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2023	25,855	$0.1	$854.8	$1,049.4	$(2.4)	$1,901.9

Three Months Ended December 31, 2022:
Balance at September 30, 2022	25,325	$0.1	$816.1	$931.9	$(2.7)	$1,745.4
Net income	—	—	—	47.3	—	47.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2022	25,325	$0.1	$816.1	$979.2	$(2.6)	$1,792.8

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2023	2022
Operating Activities:
Net Income	$57.0	$47.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.1	38.6
Deferred income taxes and investment tax credits	9.6	8.1
Changes in assets and liabilities:
Accounts receivable	(190.9)	(208.5)
Inventories	(9.4)	24.4
Regulatory assets and liabilities	81.6	(61.5)
Accounts payable	34.6	66.4
Delayed/advance customer billings, net	4.4	(7.1)
Taxes accrued	(33.9)	(26.2)
Other assets and liabilities	54.1	13.2
Other	0.5	0.4
Net cash provided by (used in) operating activities	49.7	(104.9)
Investing Activities:
Capital expenditures	(144.7)	(102.0)
Other	1.5	1.0
Net cash used in investing activities	(143.2)	(101.0)
Financing Activities:
Borrowings from Spire, net	92.7	205.9
Net cash provided by financing activities	92.7	205.9
Net Decrease in Cash and Cash Equivalents	(0.8)	—
Cash and Cash Equivalents at Beginning of Period	0.8	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(25.7)	$(21.0)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2023	2022
Operating Revenues	$142.1	$152.4
Operating Expenses:
Natural gas	55.8	69.4
Operation and maintenance	34.2	35.1
Depreciation and amortization	17.9	17.0
Taxes, other than income taxes	10.2	10.6
Total Operating Expenses	118.1	132.1
Operating Income	24.0	20.3
Interest Expense, Net	9.3	8.3
Other Income, Net	0.3	0.4
Income Before Income Taxes	15.0	12.4
Income Tax Expense	3.9	3.2
Net Income	$11.1	$9.2

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2023	2023	2022
ASSETS
Utility Plant	$2,879.8	$2,862.6	$2,755.8
Less: Accumulated depreciation and amortization	1,289.1	1,273.0	1,196.5
Net Utility Plant	1,590.7	1,589.6	1,559.3
Current Assets:
Cash and cash equivalents	—	1.2	—
Accounts receivable:
Utility	73.7	42.2	100.2
Associated companies	0.1	1.2	0.8
Other	5.7	6.6	5.4
Allowance for credit losses	(5.7)	(5.7)	(5.5)
Delayed customer billings	4.6	3.6	4.8
Inventories:
Natural gas	40.7	52.4	66.1
Materials and supplies	18.9	19.1	17.2
Regulatory assets	31.0	41.6	67.3
Prepayments	6.8	6.4	4.1
Total Current Assets	175.8	168.6	260.4
Deferred Charges and Other Assets:
Regulatory assets	612.6	606.9	560.4
Deferred income taxes	—	—	7.8
Other	84.2	84.2	81.7
Total Deferred Charges and Other Assets	696.8	691.1	649.9
Total Assets	$2,463.3	$2,449.3	$2,469.6

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2023	2023	2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$284.9	$285.9	$305.4
Retained earnings	639.2	642.1	595.3
Total Shareholder's Equity	924.1	928.0	900.7
Long-term debt	746.0	745.9	745.6
Total Capitalization	1,670.1	1,673.9	1,646.3
Current Liabilities:
Notes payable – associated companies	128.5	124.1	145.8
Accounts payable	33.7	28.4	87.1
Accounts payable – associated companies	4.5	4.6	4.0
Advance customer billings	8.8	8.1	9.7
Wages and compensation accrued	3.6	6.6	3.2
Customer deposits	20.0	19.3	19.7
Taxes accrued	32.6	34.5	28.8
Other	18.2	14.7	20.7
Total Current Liabilities	249.9	240.3	319.0
Deferred Credits and Other Liabilities:
Deferred income taxes	13.0	9.1	—
Pension and postretirement benefit costs	26.5	27.2	51.4
Asset retirement obligations	455.8	451.0	402.8
Regulatory liabilities	20.7	21.2	22.2
Other	27.3	26.6	27.9
Total Deferred Credits and Other Liabilities	543.3	535.1	504.3
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$2,463.3	$2,449.3	$2,469.6

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended December 31, 2023:
Balance at September 30, 2023	1,972,052	$—	$285.9	$642.1	$928.0
Net income	—	—	—	11.1	11.1
Return of capital to Spire	—	—	(1.0)	—	(1.0)
Dividends declared	—	—	—	(14.0)	(14.0)
Balance at December 31, 2023	1,972,052	$—	$284.9	$639.2	$924.1

Three Months Ended December 31, 2022:
Balance at September 30, 2022	1,972,052	$—	$316.9	$589.1	$906.0
Net income	—	—	—	9.2	9.2
Return of capital to Spire	—	—	(11.5)	—	(11.5)
Dividends declared	—	—	—	(3.0)	(3.0)
Balance at December 31, 2022	1,972,052	$—	$305.4	$595.3	$900.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2023	2022
Operating Activities:
Net Income	$11.1	$9.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.9	17.0
Deferred income taxes and investment tax credits	3.9	3.2
Changes in assets and liabilities:
Accounts receivable	(29.4)	(29.5)
Inventories	12.0	5.6
Regulatory assets and liabilities	8.5	(29.7)
Accounts payable	7.4	10.9
Delayed/advance customer billings	(0.3)	(0.1)
Taxes accrued	(2.0)	(2.5)
Other assets and liabilities	2.1	15.1
Other	0.1	0.1
Net cash provided by (used in) operating activities	31.3	(0.7)
Investing Activities:
Capital expenditures	(22.3)	(38.2)
Other	0.3	0.1
Net cash used in investing activities	(22.0)	(38.1)
Financing Activities:
Issuance of long-term debt	—	175.0
Borrowings from (Repayments to) Spire, net	4.5	(115.1)
Return of capital to Spire	(1.0)	(11.5)
Dividends paid	(14.0)	(11.0)
Other	—	(1.0)
Net cash (used in) provided by financing activities	(10.5)	36.4
Net Decrease in Cash and Cash Equivalents	(1.2)	(2.4)
Cash and Cash Equivalents at Beginning of Period	1.2	2.4
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(10.9)	$(5.8)
Income taxes	—	—

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Spire, Spire Missouri and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

DERIVATIVES – In the course of their business, certain subsidiaries of Spire enter into commitments associated with the purchase or sale of natural gas. Certain of their derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of FASB ASC Topic 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded gross. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes, with income and expenses presented on a net basis in natural gas expenses in the Condensed Consolidated Statements of Income. Spire also enters into cash flow hedges through execution of interest rate swap contracts to protect itself against adverse movements in interest rates. In the first quarter of fiscal 2024, Spire management determined it was probable the anticipated issuance of certain debt, and therefore the hedged forecasted interest payments, would not occur. The related swap was settled, hedge accounting was discontinued, and amounts previously deferred in “Accumulated other comprehensive income” were reclassified to earnings, such that the entire realized gain of $8.2 was included in “Other income” for Spire Inc. in the quarter ended December 31, 2023.

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

	Three Months Ended December 31,
	2023	2022
Spire Missouri
Purchases of natural gas from Spire Marketing	$5.0	$28.5
Transportation services received from Spire STL Pipeline	8.2	8.1
Natural gas storage services from Spire Storage Salt Plains LLC	0.3	—
Spire Alabama
Purchases of natural gas from Spire Marketing	$3.4	$1.1

RESTRICTED CASH AND OTHER INVESTMENTS – In Spire’s statement of cash flows for the period ended December 31, 2023, total Cash, Cash Equivalents, and Restricted Cash included $20.5, $20.2 and $14.2 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of December 31, 2023,  September 30, 2023, and December 31, 2022, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in a trust account based on collateral requirements for reinsurance at Spire’s risk management company.

BUSINESS COMBINATIONS – After the date of these financial statements, a subsidiary in Spire’s Midstream segment acquired MoGas Pipeline, an interstate natural gas pipeline, and Omega Pipeline, a connected gas distribution system in Missouri, effective January 20, 2024. The $177.6 preliminary cash consideration transferred remains subject to further working capital adjustments as provided in the purchase agreement. The assets acquired (primarily property, plant and equipment) and liabilities assumed will be recorded based on their fair value at the acquisition date.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	December 31,	September 30,	December 31,
	2023	2023	2022
Spire	$90.5	$104.3	$63.1
Spire Missouri	38.1	56.5	32.8
Spire Alabama	2.4	4.6	9.4

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

	Spire		Spire Missouri		Spire Alabama
Three Months Ended December 31,	2023	2022	2023	2022	2023	2022
Allowance at beginning of period	$32.5	$31.9	$26.2	$24.9	$5.7	$6.3
Provision for expected credit losses	4.1	4.1	3.6	3.8	0.3	0.2
Write-offs, net of recoveries	(1.2)	(1.5)	(0.9)	(0.5)	(0.3)	(1.0)
Allowance at end of period	$35.4	$34.5	$28.9	$28.2	$5.7	$5.5

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended December 31,
	2023	2022
Spire
Gas Utility:
Residential	$492.8	$518.0
Commercial and industrial	157.9	170.6
Transportation	32.6	30.9
Off-system and other incentive	6.4	7.6
Other customer revenue	5.5	4.4
Total revenue from contracts with customers	695.2	731.5
Changes in accrued revenue under alternative revenue programs	20.0	1.5
Total Gas Utility operating revenues	715.2	733.0
Gas Marketing	36.3	74.1
Midstream	14.9	15.2
Other	4.1	4.0
Total before eliminations	770.5	826.3
Intersegment eliminations (see Note 10, Information by Operating Segment)	(13.9)	(12.3)
Total Operating Revenues	$756.6	$814.0

Spire Missouri
Residential	$388.8	$400.6
Commercial and industrial	110.2	122.9
Transportation	9.0	9.1
Off-system and other incentive	4.1	5.1
Other customer revenue	2.5	2.0
Total revenue from contracts with customers	514.6	539.7
Changes in accrued revenue under alternative revenue programs	20.8	1.5
Total Operating Revenues	$535.4	$541.2

Spire Alabama
Residential	$84.4	$96.3
Commercial and industrial	34.7	33.6
Transportation	20.8	19.3
Off-system and other incentive	2.3	2.4
Other customer revenue	0.9	1.2
Total revenue from contracts with customers	143.1	152.8
Changes in accrued revenue under alternative revenue programs	(1.0)	(0.4)
Total Operating Revenues	$142.1	$152.4

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended December 31,
	2023	2022
Spire	$31.1	$30.4
Spire Missouri	22.5	22.1
Spire Alabama	6.9	6.8

3. EARNINGS PER COMMON SHARE

	Three Months Ended December 31,
	2023	2022
Basic Earnings Per Common Share:
Net Income	$85.1	$91.0
Less: Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$81.3	$87.2
Weighted Average Common Shares Outstanding (in millions)	53.5	52.4
Basic Earnings Per Common Share	$1.52	$1.66

Diluted Earnings Per Common Share:
Net Income	$85.1	$91.0
Less: Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$81.3	$87.2
Weighted Average Common Shares Outstanding (in millions)	53.5	52.4
Dilutive Effect of forward sales of common stock, restricted stock and restricted stock units (in millions)*	0.1	0.2
Weighted Average Diluted Common Shares (in millions)	53.6	52.6
Diluted Earnings Per Common Share	$1.52	$1.66

* Calculation excludes certain outstanding or potential common shares (shown in millions by period at the right) attributable to (1) stock units subject to performance or market conditions and (2) restricted stock, which could have a dilutive effect in the future	0.2	0.2

4. SHAREHOLDERS’ EQUITY

ATM Program

Under Spire’s “at-the-market” (ATM) equity distribution agreement and as authorized by its board of directors, the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). Settled sales under this ATM program are included in “Common stock issued” in the Condensed Consolidated Statements of Shareholders’ Equity. Specifically in the first quarter of fiscal 2024, on December 11, 2023, 1,744,549 shares were settled, generating $112.2 of net proceeds. On January 25, 2024, Spire’s board approved a new authorization for the sale of additional shares with an aggregate offering price of up to $200.0 through January 2027.

5. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of December 31, 2023, September 30, 2023, and December 31, 2022.

	December 31,	September 30,	December 31,
Spire	2023	2023	2022
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$207.0	$293.2	$238.9
Other	49.4	55.1	30.2
Total Current Regulatory Assets	256.4	348.3	269.1
Noncurrent:
Pension and postretirement benefit costs	255.3	261.0	277.3
Cost of removal	640.8	633.2	506.1
Future income taxes due from customers	145.6	144.5	138.6
Energy efficiency	57.5	56.3	59.1
Unamortized purchased gas adjustments	20.3	23.0	107.9
Other	147.4	131.2	131.7
Total Noncurrent Regulatory Assets	1,266.9	1,249.2	1,220.7
Total Regulatory Assets	$1,523.3	$1,597.5	$1,489.8
Regulatory Liabilities:
Current:
Other	$7.1	$7.3	$3.7
Total Current Regulatory Liabilities	7.1	7.3	3.7
Noncurrent:
Deferred taxes due to customers	124.5	128.0	140.9
Pension and postretirement benefit costs	188.2	185.2	156.6
Accrued cost of removal	130.3	126.6	33.7
Unamortized purchased gas adjustments	23.7	11.2	—
Other	20.5	21.4	13.7
Total Noncurrent Regulatory Liabilities	487.2	472.4	344.9
Total Regulatory Liabilities	$494.3	$479.7	$348.6

	December 31,	September 30,	December 31,
Spire Missouri	2023	2023	2022
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$194.1	$269.4	$181.2
Other	18.8	23.7	10.0
Total Current Regulatory Assets	212.9	293.1	191.2
Noncurrent:
Future income taxes due from customers	137.3	136.2	130.1
Pension and postretirement benefit costs	185.5	189.1	197.4
Energy efficiency	57.5	56.3	59.1
Unamortized purchased gas adjustments	20.3	23.0	107.9
Cost of removal	97.0	97.0	23.9
Other	133.2	116.0	116.3
Total Noncurrent Regulatory Assets	630.8	617.6	634.7
Total Regulatory Assets	$843.7	$910.7	$825.9
Regulatory Liabilities:
Noncurrent:
Deferred taxes due to customers	$111.6	$114.8	$124.6
Pension and postretirement benefit costs	160.2	156.5	127.4
Accrued cost of removal	93.4	90.4	—
Unamortized purchased gas adjustments	23.7	11.2	—
Other	15.6	16.5	7.0
Total Noncurrent Regulatory Liabilities	404.5	389.4	259.0
Total Regulatory Liabilities	$404.5	$389.4	$259.0

	December 31,	September 30,	December 31,
Spire Alabama	2023	2023	2022
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$12.2	$21.7	$54.5
Other	18.8	19.9	12.8
Total Current Regulatory Assets	31.0	41.6	67.3
Noncurrent:
Future income taxes due from customers	1.9	2.0	2.1
Pension and postretirement benefit costs	66.0	67.8	75.1
Cost of removal	543.7	536.2	482.2
Other	1.0	0.9	1.0
Total Noncurrent Regulatory Assets	612.6	606.9	560.4
Total Regulatory Assets	$643.6	$648.5	$627.7
Regulatory Liabilities:
Noncurrent:
Pension and postretirement benefit costs	$17.3	$17.9	$18.7
Other	3.4	3.3	3.5
Total Noncurrent Regulatory Liabilities	20.7	21.2	22.2
Total Regulatory Liabilities	$20.7	$21.2	$22.2

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	December 31,	September 30,	December 31,
	2023	2023	2022
Spire
Pension and postretirement benefit costs	$134.0	$133.4	$127.0
Future income taxes due from customers	143.6	142.5	136.4
Unamortized purchased gas adjustments	214.4	292.4	289.1
Other	117.0	104.2	122.9
Total Regulatory Assets Not Earning a Return	$609.0	$672.5	$675.4

Spire Missouri
Pension and postretirement benefit costs	$134.0	$133.4	$127.0
Future income taxes due from customers	137.3	136.2	130.1
Unamortized purchased gas adjustments	214.4	292.4	289.1
Other	117.0	104.2	122.9
Total Regulatory Assets Not Earning a Return	$602.7	$666.2	$669.1

Like all the Company’s regulatory assets, these regulatory assets as of December 31, 2023 are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is less than two years. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term, up to 35 years. Spire Alabama does not have any regulatory assets that are not earning a return.

Spire Missouri

In 2022, the MoPSC initiated their annual ACA dockets (GR-2022-0135 and GR-2022-0136) to audit gas commodity and transportation costs for the 2020-2021 heating season, which included the impact of a period of unusually severe cold weather in mid- February 2021 (“Winter Storm Uri”) on Spire Missouri’s natural gas portfolio. On December 15, 2022, the MoPSC staff filed its Reports and Recommendations in these cases proposing various disallowances relating to imbalance cash-outs and an off-system sale. On January 19, 2023, Spire Missouri filed its response to this proposal setting forth its position that there is no basis in law or fact for either disallowance. On July 12, 2023, the MoPSC entered a scheduling order in this matter which includes several rounds of pre-filed testimony prior to an evidentiary hearing to be held in early May 2024. On November 2, 2023, Spire Missouri filed an unopposed settlement stipulation by which the MoPSC Staff agreed to withdraw its recommendation of a proposed disallowance relating to imbalance cash-outs. The proposed disallowance relating to an off-system sale remains pending in the case. Management believes the likelihood of an unfavorable outcome is remote.

The Infrastructure System Replacement Surcharge (ISRS) allows Spire Missouri expedited recovery for its investment to replace qualifying components of its infrastructure without the necessity of a formal rate case. All prior ISRS revenues were reset to zero as of December 26, 2022 as a result of Spire Missouri’s most recent base rate case. On April 20, 2023, the MoPSC approved an annual ISRS revenue increase of $7.7, effective May 6, 2023, reflecting eligible pipe replacement from October 2022 through February 2023. On October 4, 2023, the MoPSC approved an incremental annual ISRS revenue increase of $12.4, effective October 23, 2023, reflecting eligible pipe replacement from March 2023 through August 2023. On January 17, 2024, Spire Missouri initiated an ISRS case reflecting eligible capital projects from September 2023 through February 2024. The related rate increase, totaling up to $17.3 in annualized revenue, remains under review by the MoPSC but is tentatively expected to be effective in July 2024.

In fiscal 2023, the MoPSC approved increases in the PGA in Spire Missouri’s tariff effective in November 2022 and January 2023. In fiscal 2024, the MoPSC approved a slight decrease in the PGA in Spire Missouri’s tariff effective in November 2023. These modifications reflect changes in natural gas commodity prices. Deferred gas balances remaining from prior periods were also reflected in the recently approved tariff rates and are expected to be substantially recovered by the end of the current heating season and fully recovered during fiscal 2024.

Spire Alabama

In the first quarter of fiscal 2023, Spire Alabama made its annual Rate Stabilization and Equalization (RSE) rate filing with the APSC, presenting the utility’s budget for the fiscal year ended September 30, 2023, and new rates designed to provide an annual revenue increase of $15.0 became effective January 1, 2023. On October 26, 2023, Spire Alabama made its annual RSE rate filing, presenting the utility’s budget for the fiscal year ending September 30, 2024. After an amended filing on December 27, 2023, new rates designed to provide an annual revenue increase of $14.3 became effective January 1, 2024.

Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider which permits the pass-through to customers of changes in the cost of gas supply. In fiscal 2023, GSA rate increases were effective December 1, 2022 and  January 1, 2023, and in fiscal 2024, GSA rate decreases were effective October 1, 2023 and January 1, 2024, primarily attributable to changes in natural gas commodity prices.

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.

On October 26, 2022, Spire Gulf made its annual RSE filing (based on its budget for fiscal 2023), which was reviewed by the APSC and the Alabama Attorney General’s Office (AGO) resulting in an amended RSE filing made on December 21, 2022 reflecting an increase in annual revenues of $2.5 effective January 1, 2023. Spire Gulf’s April 30, 2023 RSE point of test filing reflected that its projected return on average common equity (RCE) exceeded the allowed RCE, resulting in an annualized refund of $1.8 that became effective July 1, 2023. Spire Gulf’s September 30, 2023 RSE point of test reflected that its actual RCE still exceeded the allowed RCE, resulting in an additional annualized refund of $2.0 that became effective December 13, 2023. On October 26, 2023, Spire Gulf made its annual RSE filing (based on its budget for fiscal 2024). Following review by the APSC and AGO, Spire Gulf made an amended RSE filing on December 12, 2023 reflecting a further increase in annual revenues of $2.7 which became effective December 13, 2023.

On September 14, 2022, Spire Mississippi filed its Rate Stabilization Adjustment Rider (RSA) with the Mississippi Public Service Commission (MSPSC) for the rate year ended June 30, 2022, and the MSPSC, by its order dated December 6, 2022, approved a stipulation agreement between the Mississippi Public Utility Staff and Spire Mississippi that provides for a $0.8 increase in annual revenues through rates that became effective on January 1, 2023. Similarly, on September 1, 2023, Spire Mississippi filed its RSA with the MSPSC for the rate year ended June 30, 2023, and the MSPSC, by its order dated December 14, 2023, approved a stipulation agreement between the Mississippi Public Utility Staff and Spire Mississippi that provides for another $0.8 increase in annual revenues through rates that became effective on January 1, 2024.

6. FINANCING

Short-term

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks through July 22, 2027. The agreement has an aggregate credit commitment of $1,300.0, including sublimits of $450.0 for the Spire holding company, $575.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,300.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating, as well as sustainability rate adjustments based on Spire’s DART (“Days Away Restricted or Transferred”) rate and methane emissions reductions. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on December 31, 2023, total debt was less than 65% of total capitalization for each borrower. There were no borrowings against this credit facility as of December 31, 2023.

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

After quarter end, on January 3, 2024, Spire Missouri entered into a loan agreement with several banks for a $200.0 unsecured term loan due October 3, 2024. Interest accrues at the one-month term secured overnight financing rate (“SOFR”) plus a SOFR adjustment of 0.10% per annum plus a margin of 0.90% per annum.

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of December 31, 2023, $810.8 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)	Spire Missouri		Spire Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Three Months Ended December 31, 2023
Highest borrowings outstanding	$1,135.0	$—	$643.6	$132.5	$1,135.0
Lowest borrowings outstanding	955.5	—	526.5	107.9	955.5
Weighted average borrowings	1,043.5	—	583.3	119.8	1,043.5
Weighted average interest rate	5.7%	n/a	5.7%	5.7%	5.7%
As of December 31, 2023
Borrowings outstanding	$1,047.5	$—	$633.3	$128.5	$1,047.5
Weighted average interest rate	5.7%	n/a	5.7%	5.7%	5.7%
As of September 30, 2023
Borrowings outstanding	$955.5	$—	$540.6	$124.1	$955.5
Weighted average interest rate	5.6%	n/a	5.6%	5.6%	5.6%
As of December 31, 2022
Borrowings outstanding	$1,227.0	$—	$651.2	$145.8	$1,227.0
Weighted average interest rate	4.9%	n/a	4.9%	4.9%	4.9%

Long-term

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of December 31, 2023, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended December 31,
	2023	2022
Spire	$3.8	$1.6
Spire Missouri	1.2	0.5
Spire Alabama	0.4	0.7

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of December 31, 2023, September 30, 2023, and December 31, 2022.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of December 31, 2023
Cash and cash equivalents	$4.8	$4.8	$4.8	$—
Notes payable	1,047.5	1,047.5	—	1,047.5
Long-term debt, including current portion	3,704.8	3,481.5	—	3,481.5
As of September 30, 2023
Cash and cash equivalents	$5.6	$5.6	$5.6	$—
Notes payable	955.5	955.5	—	955.5
Long-term debt, including current portion	3,710.6	3,270.2	—	3,270.2
As of December 31, 2022
Cash and cash equivalents	$4.8	$4.8	$4.8	$—
Notes payable	1,227.0	1,227.0	—	1,227.0
Long-term debt, including current portion	3,412.9	3,083.7	—	3,083.7

Spire Missouri
As of December 31, 2023
Notes payable – associated companies	$633.3	$633.3	$—	$633.3
Long-term debt, including current portion	1,785.8	1,689.5	—	1,689.5
As of September 30, 2023
Cash and cash equivalents	$0.8	$0.8	$0.8	$—
Notes payable – associated companies	540.6	540.6	—	540.6
Long-term debt	1,785.4	1,592.4	—	1,592.4
As of December 31, 2022
Notes payable – associated companies	$651.2	$651.2	$—	$651.2
Long-term debt, including current portion	1,638.1	1,497.7	—	1,497.7

Spire Alabama
As of December 31, 2023
Notes payable – associated companies	$128.5	$128.5	$—	$128.5
Long-term debt	746.0	701.7	—	701.7
As of September 30, 2023
Cash and cash equivalents	$1.2	$1.2	$1.2	$—
Notes payable – associated companies	124.1	124.1	—	124.1
Long-term debt	745.9	648.0	—	648.0
As of December 31, 2022
Notes payable – associated companies	$145.8	$145.8	$—	$145.8
Long-term debt	745.6	674.5	—	674.5

8. FAIR VALUE MEASUREMENTS

The information presented in the following tables categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE), and also certain natural gas commodity contracts. Derivative instruments classified in Level 2 include derivatives that are valued using broker or dealer quotation services or published benchmarks whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments or in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of December 31, 2023, September 30, 2023, and December 31, 2022. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2023
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$22.0	$—	$—	$22.0
NYMEX/ICE natural gas contracts	4.7	—	(4.7)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	13.2	—	(13.2)	—
Natural gas commodity contracts	—	45.5	(1.4)	44.1
Other:
U.S. stock/bond mutual funds	14.6	—	—	14.6
U.S. bonds	21.6	—	—	21.6
Global bonds	1.4	—	—	1.4
Interest rate swaps	—	22.7	—	22.7
Total	$77.5	$68.2	$(19.3)	$126.4
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$60.7	$—	$(60.7)	$—
Gasoline and heating oil contracts	—	0.4	(0.4)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	32.7	—	(32.7)	—
Natural gas commodity contracts	—	24.5	(1.4)	23.1
Other:
Interest rate swaps	—	2.0	—	2.0
Total	$93.4	$26.9	$(95.2)	$25.1

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2023
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.4	$—	$—	$20.4
NYMEX/ICE natural gas contracts	6.3	—	(6.3)	—
Gasoline and heating oil contracts	—	0.1	(0.1)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	10.1	—	(10.1)	—
Natural gas commodity contracts	—	36.7	(3.6)	33.1
Other:
U.S. stock/bond mutual funds	37.6	—	—	37.6
Interest rate swaps	—	44.2	—	44.2
Total	$74.4	$81.0	$(20.1)	$135.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$50.8	$—	$(44.0)	$6.8
Gas Marketing:
NYMEX/ICE natural gas contracts	21.8	—	(21.8)	—
Natural gas commodity contracts	—	27.6	(3.6)	24.0
Total	$72.6	$27.6	$(69.4)	$30.8

As of December 31, 2022
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$19.5	$—	$—	$19.5
NYMEX/ICE natural gas contracts	0.4	—	(0.4)	—
Gasoline and heating oil contracts	0.2	—	(0.2)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	52.0	—	(52.0)	—
Natural gas commodity contracts *	—	92.9	(13.2)	79.7
Other:
U.S. stock/bond mutual funds	28.3	—	—	28.3
Interest rate swaps *	—	61.4	—	61.4
Total	$100.4	$154.3	$(65.8)	$188.9
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$35.7	$—	$(35.7)	$—
Gasoline and heating oil contracts	0.2	—	(0.2)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	58.4	—	(58.4)	—
Natural gas commodity contracts *	—	71.1	(13.2)	57.9
Other:
Interest rate swaps *	—	0.8	—	0.8
Total	$94.3	$71.9	$(107.5)	$58.7

*	Subsequent to the issuance of its consolidated financial statements for the quarter ended December 31, 2022, during the fourth quarter of fiscal 2023, the Company identified an error in the fair value level presentation for certain line items in the Fair Value Measurements table. The presentation has been corrected to reflect the impacted line items in Level 2 rather than Level 1 as of December 31, 2022. This immaterial correction did not impact the reported fair values or the consolidated financial statements.

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2023
ASSETS
U.S. stock/bond mutual funds	$22.0	$—	$—	$22.0
NYMEX/ICE natural gas contracts	4.7	—	(4.7)	—
Total	$26.7	$—	$(4.7)	$22.0
LIABILITIES
NYMEX/ICE natural gas contracts	$60.7	$—	$(60.7)	$—
Gasoline and heating oil contracts	—	0.4	(0.4)	—
Total	$60.7	$0.4	$(61.1)	$—

As of September 30, 2023
ASSETS
U.S. stock/bond mutual funds	$20.4	$—	$—	$20.4
NYMEX/ICE natural gas contracts	6.3	—	(6.3)	—
Gasoline and heating oil contracts	—	0.1	(0.1)	—
Total	$26.7	$0.1	$(6.4)	$20.4
LIABILITIES
NYMEX/ICE natural gas contracts	$50.8	$—	$(44.0)	$6.8

As of December 31, 2022
ASSETS
U.S. stock/bond mutual funds	$19.5	$—	$—	$19.5
NYMEX/ICE natural gas contracts	0.4	—	(0.4)	—
Gasoline and heating oil contracts	0.2	—	(0.2)	—
Total	$20.1	$—	$(0.6)	$19.5
LIABILITIES
NYMEX/ICE natural gas contracts	$35.7	$—	$(35.7)	$—
Gasoline and heating oil contracts	0.2	—	(0.2)	—
Total	$35.9	$—	$(35.9)	$—

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

	Three Months Ended December 31,
	2023	2022
Spire
Service cost – benefits earned during the period	$4.0	$4.1
Interest cost on projected benefit obligation	6.8	6.4
Expected return on plan assets	(6.3)	(6.4)
Amortization of prior service credit	(1.1)	(1.1)
Amortization of actuarial loss	1.6	1.6
Loss on lump-sum settlements	—	8.6
Subtotal	5.0	13.2
Regulatory adjustment	8.7	1.8
Net pension cost	$13.7	$15.0

Spire Missouri
Service cost – benefits earned during the period	$2.6	$2.8
Interest cost on projected benefit obligation	4.8	4.5
Expected return on plan assets	(4.3)	(4.5)
Amortization of prior service credit	(0.5)	(0.5)
Amortization of actuarial loss	1.5	1.5
Subtotal	4.1	3.8
Regulatory adjustment	6.3	8.1
Net pension cost	$10.4	$11.9

Spire Alabama
Service cost – benefits earned during the period	$1.2	$1.1
Interest cost on projected benefit obligation	1.3	1.3
Expected return on plan assets	(1.2)	(1.1)
Amortization of prior service credit	(0.6)	(0.6)
Amortization of actuarial loss	0.2	0.1
Loss on lump-sum settlements	—	8.6
Subtotal	0.9	9.4
Regulatory adjustment	2.2	(6.5)
Net pension cost	$3.1	$2.9

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three months ended December 31, 2023, no Spire plans met the criteria for settlement recognition.

For the three months ended December 31, 2022, two Spire Alabama plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $27.5 for the Spire Alabama plans. The lump-sum settlement resulted in a loss of $8.6 for Spire Alabama. For the remeasurement, the discount rate for both of the Spire Alabama plans was updated to 5.6%, from 5.7% for one plan and 5.65% for the other plan, at September 30, 2022. The Spire Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan — in this case, 13.4 years for one plan and 12.4 years for the other plan. Therefore, no lump sum settlement expense was recorded in the three months ended December 31, 2022.

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

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2024 contributions to Spire Missouri’s pension plans through December 31, 2023 were $5.0 to the qualified trusts and none to non-qualified plans. Fiscal 2024 contributions to the Spire Alabama pension plans through December 31, 2023 were $2.0. Contributions totaling $16.6 to the qualified trusts of Spire Missouri’s pension plans are anticipated for the remainder of fiscal 2024. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2024 are anticipated to be $14.4.

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

	Three Months Ended December 31,
	2023	2022
Spire
Service cost – benefits earned during the period	$1.1	$1.2
Interest cost on accumulated postretirement benefit obligation	2.1	2.1
Expected return on plan assets	(4.0)	(3.9)
Amortization of prior service cost	0.1	0.1
Amortization of actuarial gain	(1.0)	(1.0)
Subtotal	(1.7)	(1.5)
Regulatory adjustment	0.2	0.1
Net postretirement benefit income	$(1.5)	$(1.4)

Spire Missouri
Service cost – benefits earned during the period	$0.9	$1.0
Interest cost on accumulated postretirement benefit obligation	1.6	1.6
Expected return on plan assets	(2.7)	(2.6)
Amortization of prior service cost	0.2	0.2
Amortization of actuarial gain	(0.9)	(0.8)
Subtotal	(0.9)	(0.6)
Regulatory adjustment	0.6	0.6
Net postretirement benefit income	$(0.3)	$—

Spire Alabama
Service cost – benefits earned during the period	$0.2	$0.2
Interest cost on accumulated postretirement benefit obligation	0.5	0.4
Expected return on plan assets	(1.3)	(1.2)
Amortization of prior service credit	(0.1)	(0.1)
Amortization of actuarial gain	—	(0.1)
Subtotal	(0.7)	(0.8)
Regulatory adjustment	(0.4)	(0.5)
Net postretirement benefit income	$(1.1)	$(1.3)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through December 31, 2023 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

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

Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Spire Missouri, Spire Alabama and Spire Storage, storage services from Spire Storage to Spire Missouri and Spire Marketing, and natural gas transportation services provided by Spire STL Pipeline to Spire Missouri and Spire Marketing.

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

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended December 31, 2023
Revenues from external customers	$715.2	$36.3	$5.0	$0.1	$—	$756.6
Intersegment revenues	—	—	9.9	4.0	(13.9)	—
Total Operating Revenues	715.2	36.3	14.9	4.1	(13.9)	756.6
Depreciation and amortization expense	64.2	0.4	2.3	0.1	—	67.0
Interest expense	39.0	—	1.8	24.0	(14.2)	50.6
Income tax expense	15.7	3.8	0.6	0.9	—	21.0
Net economic earnings (loss)	75.8	7.2	2.4	(2.7)	—	82.7
Capital expenditures	174.9	—	52.0	—	(0.4)	226.5

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended December 31, 2022
Revenues from external customers	$733.0	$74.1	$6.8	$0.1	$—	$814.0
Intersegment revenues	—	—	8.4	3.9	(12.3)	—
Total Operating Revenues	733.0	74.1	15.2	4.0	(12.3)	814.0
Depreciation and amortization expense	59.7	0.3	1.9	0.2	—	62.1
Interest expense	32.1	—	1.9	19.5	(9.9)	43.6
Income tax expense (benefit)	12.4	10.5	1.4	(2.7)	—	21.6
Net economic earnings (loss)	62.9	25.7	3.8	(7.3)	—	85.1
Capital expenditures	146.3	0.2	7.7	0.6	—	154.8

The following table reconciles the Company’s net economic earnings (loss) to net income (loss).

	Three Months Ended December 31,
	2023	2022
Net Income	$85.1	$91.0
Adjustments, pre-tax:
Fair value and timing adjustments	(5.2)	(7.8)
Acquisition activities	1.9	—
Income tax adjustments	0.9	1.9
Net Economic Earnings	$82.7	$85.1

The Company’s total assets by segment were as follows:

	December 31,	September 30,	December 31,
	2023	2023	2022
Total Assets:
Gas Utility	$8,736.7	$8,486.7	$8,355.1
Gas Marketing	207.0	332.0	492.4
Midstream	633.9	574.3	466.6
Other	2,755.1	2,533.3	2,882.8
Eliminations	(1,701.0)	(1,612.7)	(1,869.2)
Total Assets	$10,631.7	$10,313.6	$10,327.7

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2023, are estimated at $1,900.3, $1,331.4, and $403.5 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

A consolidated subsidiary of Spire is a limited partner in Inter-Atlantic Energy Capital Ventures, L.P., an unconsolidated partnership focusing on sustainability initiatives largely tied to the natural gas utility sector. Spire committed to contribute a total of $10.0 of capital to the partnership as and when requested by the general partner. As of December 31, 2023, the remaining unfunded commitment was $4.9.

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

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of Winter Storm Uri in February 2021. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure due to the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events have made Spire Marketing subject to various commercial disputes (including regarding force majeure). As such, Spire Marketing has recorded an estimate of potential liabilities for damages based on communications with counterparties and the facts and circumstances surrounding each transaction. These estimates are adjusted as new facts emerge or settlement agreements are reached.

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

OVERVIEW

Certain information is presented by reportable segment, as described below. Effective during the first quarter of fiscal 2023, the Company changed its reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. Specifically, Midstream, which was formerly included in Other, is now reported separately. The Company’s historical segment disclosures have been recast to be consistent with the current presentation.

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

Midstream

Spire’s midstream operations consist of Spire Storage West LLC, Spire Storage Salt Plains LLC (jointly, “Spire Storage”) and Spire STL Pipeline LLC (“Spire STL Pipeline”). Spire STL Pipeline is a wholly owned subsidiary of Spire which owns and operates a FERC-regulated 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility. Spire STL Pipeline’s operating revenue is derived primarily from Spire Missouri as its foundation shipper. Spire Storage is engaged in the storage of natural gas in both the western and midcontinent regions of the United States. Spire Storage West, located in Wyoming, consists of two storage fields operating under one FERC market-based rate tariff, while Spire Storage Salt Plains, acquired on April 1, 2023 and located in Oklahoma, operates under intrastate jurisdiction with authorizations from FERC under Section 311 of the Natural Gas Policy Act to provide certain interstate storage, transportation, and hub services.

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

EARNINGS – THREE MONTHS ENDED December 31, 2023

This section contains discussion and analysis of the results for the three months ended December 31, 2023 compared to the results for the three months ended December 31, 2022, in total and by registrant and segment.

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Three Months Ended December 31, 2023
Net Income (Loss) [GAAP]	$75.5	$11.4	$0.9	$(2.7)	$85.1	$1.52
Adjustments, pre-tax:
Fair value and timing adjustments	0.4	(5.6)	—	—	(5.2)	(0.10)
Acquisition activities	—	—	1.9	—	1.9	0.03
Income tax adjustments*	(0.1)	1.4	(0.4)	—	0.9	0.02
Net Economic Earnings (Loss) [Non-GAAP]	$75.8	$7.2	$2.4	$(2.7)	$82.7	$1.47

Three Months Ended December 31, 2022
Net Income (Loss) [GAAP]	$62.9	$31.6	$3.8	$(7.3)	$91.0	$1.66
Adjustments, pre-tax:
Fair value and timing adjustments	—	(7.8)	—	—	(7.8)	(0.15)
Income tax adjustments*	—	1.9	—	—	1.9	0.04
Net Economic Earnings (Loss) [Non-GAAP]	$62.9	$25.7	$3.8	$(7.3)	$85.1	$1.55

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended December 31, 2023
Operating Income (Loss) [GAAP]	$122.3	$14.7	$3.3	$(1.1)	$—	$139.2
Operation and maintenance expenses	116.7	4.4	8.6	5.0	(4.0)	130.7
Depreciation and amortization	64.2	0.4	2.3	0.1	—	67.0
Taxes, other than income taxes	51.6	0.3	0.7	0.1	—	52.7
Less: Gross receipts tax expense	(31.0)	(0.1)	—	—	—	(31.1)
Contribution Margin [Non-GAAP]	323.8	19.7	14.9	4.1	(4.0)	358.5
Natural gas costs	360.4	16.5	—	—	(9.9)	367.0
Gross receipts tax expense	31.0	0.1	—	—	—	31.1
Operating Revenues	$715.2	$36.3	$14.9	$4.1	$(13.9)	$756.6

Three Months Ended December 31, 2022
Operating Income (Loss) [GAAP]	$101.9	$41.4	$7.1	$(0.2)	$—	$150.2
Operation and maintenance expenses	119.9	6.3	5.8	4.0	(3.9)	132.1
Depreciation and amortization	59.7	0.3	1.9	0.2	—	62.1
Taxes, other than income taxes	49.9	0.1	0.4	—	—	50.4
Less: Gross receipts tax expense	(30.4)	—	—	—	—	(30.4)
Contribution Margin [Non-GAAP]	301.0	48.1	15.2	4.0	(3.9)	364.4
Natural gas costs	401.6	26.0	—	—	(8.4)	419.2
Gross receipts tax expense	30.4	—	—	—	—	30.4
Operating Revenues	$733.0	$74.1	$15.2	$4.0	$(12.3)	$814.0

Select variances for the quarter ended December 31, 2023 compared to the quarter ended December 31, 2022 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2024 Versus Fiscal 2023	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income	$12.6	$(20.2)	$(2.9)	$4.6	$(5.9)
Net Economic Earnings [Non-GAAP]	12.9	(18.5)	(1.4)	4.6	(2.4)
Operating Revenues	(17.8)	(37.8)	(0.3)	(1.5)	(57.4)
Contribution Margin [Non-GAAP]	22.8	(28.4)	(0.3)	—	(5.9)
Operation and Maintenance Expenses	(3.2)	(1.9)	2.8	0.9	(1.4)
Interest Expense					7.0
Other Income					11.5
Income Tax					(0.6)

The increase in interest expense reflects the significant increase in short-term interest rates and higher long-term debt levels versus the prior year. Current year weighted-average short-term debt levels decreased slightly versus the comparative prior year amount, but weighted-average short-term interest rates were 5.7% in the current-year quarter, versus 4.4% in the prior-year quarter.

After removing the impact of the Non-Service Cost Postretirement Benefit Transfer (“NSC Transfer”) of $0.1, other income increased $11.4. Of this increase, $8.2 was the result of a gain realized on an interest rate swap contract after management determined the anticipated issuance of certain debt was no longer probable of occurring, resulting in the discontinuation of hedge accounting. The remaining variance was primarily attributable to inventory carrying cost credits at Spire Missouri, combined with favorable mark-to-market valuations on unqualified retirement trusts.

The change in income taxes is consistent with the change in pre-tax book income.

Gas Utility

For the quarter ended December 31, 2023, Gas Utility net income was $12.6 higher than the prior-year period, reflecting stronger financial performance across all utilities. Net economic earnings in the current year was $12.9 higher than the prior year, which tracks the net income trend. These results are described in further detail below.

The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri – Lower PGA/GSA collections (gas cost recovery)	$(23.2)
Spire Missouri and Spire Alabama – Volumetric usage (including weather mitigation impact)	(21.8)
Spire Missouri – 2022 rate order	22.5
Spire Alabama – RSE adjustments, net	4.0
All other factors	0.7
Total Variation	$(17.8)

The primary driver of the current year drop in revenue was lower usage due to weather. Warmer weather across our utility footprint in the current year negatively impacted both gas cost recoveries and customer usage, particularly for Spire Missouri. Spire Missouri realized $23.2 lower gas cost recoveries in the current year, as the current year lower volumes more than offset the higher PGA rates being charged to customers. Both Spire Missouri and Spire Alabama also experienced lower volumetric usage totaling $21.8 in the current year quarter. These unfavorable impacts were only partly offset by a $22.5 increase from Spire Missouri reflecting the final quarterly impact of implementing the 2022 rate order, and $4.0 of favorable RSE adjustments at Spire Alabama.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – 2022 rate order	$22.5
Spire Alabama – RSE adjustments, net	3.9
Spire EnergySouth	1.7
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	(5.5)
All other factors	0.2
Total Variation	$22.8

Contribution margin increased $22.8 versus the prior-year quarter. The $22.5 increase attributable to the implementation of the 2022 Missouri rate case order, the $3.9 favorable RSE adjustment at Spire Alabama, combined with the $1.7 increase at Spire EnergySouth more than offset the $5.5 negative volume usage impact (net of weather mitigation) experienced in the current year quarter.

O&M expenses for the three months ended December 31, 2023, were $3.2 lower than the prior year. Run-rate expenses decreased $3.3 after removing the $0.1 impact of the NSC Transfer. The Gas Utility segment O&M decrease reflects lower expense levels for employee-related costs, non-payroll operations expense, and efficiencies in customer care expense. These favorable benefits were only partly offset by higher insurance expense.

Taxes, other than income taxes, increased $1.7, primarily due to higher property and real estate taxes. Depreciation and amortization expenses for the quarter ended December 31, 2023 were $4.5 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities. Interest expense increased $6.9 to $39.0 primarily due to higher rates. The benefit of carrying cost credits increased $1.7 quarter over quarter.

Gas Marketing

The quarter-over-quarter decline in net economic earnings primarily reflects very favorable market conditions in the prior year that allowed the business to leverage regional basis differentials to optimize storage and transportation positions. Current year market conditions returned to a more normalized business environment of less commodity and basis volatility. Net income reflected the same variance drivers, as well as unfavorable mark-to-market activity.

Revenues in the current quarter decreased $37.8 and contribution margin decreased $28.4 versus the prior-year quarter, reflecting the lower current-year asset optimization opportunities outlined above. Operating expenses decreased by $1.9 quarter-over-quarter, due primarily lower employee-related costs.

Midstream

Net income and net economic earnings for the Company’s Midstream segment for the quarter ended December 31. 2023 versus the prior-year quarter decreased $2.9 and $1.4, respectively. Of the reduction in net income and net economic earnings, $1.2 was attributable to Spire Storage West, which benefited from more favorable market conditions in the prior year when it was able to optimize storage operations and commitments. Net income was also impacted by $1.5 (after-tax) in acquisition transaction expenses incurred in the current year relating to the announced acquisition of the MoGas and Omega pipelines.

Revenues in the current quarter decreased $0.3 versus the prior-year quarter, reflecting lower Spire Storage West revenues attributable primarily to the previously mentioned more favorable market conditions in the prior year. Operating expenses increased by $2.8 quarter-over-quarter, due primarily to operating expenses associated with Spire Storage Salt Plains and transaction costs related to MoGas and Omega.

Other

The Company’s other activities generated a $2.7 loss in the three months ended December 31, 2023, $4.6 lower than the prior-year quarter. The improved results were driven by the current year $8.2 gain realized on an interest rate swap contract after management determined the anticipated issuance of certain debt was no longer probable of occurring, resulting in the discontinuation of hedge accounting. This gain more than offset higher corporate costs in the current year.

Spire Missouri

	Three Months Ended December 31,
	2023	2022
Operating Income [GAAP]	$87.3	$72.4
Operation and maintenance expenses	74.9	77.1
Depreciation and amortization	42.1	38.6
Taxes, other than income taxes	38.5	36.4
Less: Gross receipts tax expense	(22.5)	(22.1)
Contribution Margin [Non-GAAP]	220.3	202.4
Natural gas costs	292.6	316.7
Gross receipts tax expense	22.5	22.1
Operating Revenues	$535.4	$541.2
Net Income	$57.0	$47.3

Revenues for the quarter ended December 31, 2023 were $5.8 lower than the comparable prior-year period. A key driver was a decrease in gas recovery (PGA) totaling $23.2. Higher rates in the current year quarter were more than offset by lower volumetric usage. This lower volume usage decreased revenues versus the prior year by $5.0. These negative impacts were only partly offset by an increase of $22.5 attributable to the impact of the 2022 rate order (new rates became effective the last week of December 2022).

Contribution margin for the three months ended December 31, 2023 increased $17.9 from the same period in the prior year. The previously mentioned timing of the 2022 rate case implementation generated $22.5 incremental contribution that was only partly offset by the $5.0 impact of lower volumes.

Degree days in Spire Missouri’s service areas during the three months ended December 31, 2023, were 18.7% warmer than normal, and 18.0% warmer than the same period last year. Spire Missouri’s total system volume sold and transported were 449.7 million centum (Latin for “hundred”) cubic feet (CCF) for the quarter, compared with 559.4 million CCF for the same period in the prior year. Total off-system volume sold and transported were 2.2 million CCF for the current-year quarter, compared with 2.7 million CCF a year ago.

Reported O&M expenses for the current-year quarter decreased $2.2 versus the prior year. Run-rate expenses decreased $2.1 after removing the $0.1 impact of the NSC Transfer. The reduction of current year O&M was driven by non-payroll operations expense, lower customer experience expense and outside services. These lower expenditure levels in the current year were only partly offset by higher insurance expense.

Depreciation and amortization expenses increased $3.5 versus the prior-year quarter due to ongoing capital investments. Taxes, other than income taxes, increased $2.1, driven by higher property taxes and pass-through gross receipts taxes.

Other income improved by $2.1 after removing the $0.1 impact due to the NSC Transfer. This variance is primarily attributable to increased inventory carrying cost credits of $1.7, and, to a lesser extent, favorable mark-to-market valuations on unqualified retirement trusts. Interest expense increased $5.9, reflecting higher short-term interest rates in the current year and the $400 in long-term debt that was issued in the prior-year second quarter.

Resulting net income for the quarter ended December 31, 2023 increased $9.7 versus the prior-year quarter.

Spire Alabama

	Three Months Ended December 31,
	2023	2022
Operating Income [GAAP]	$24.0	$20.3
Operation and maintenance expenses	34.2	35.1
Depreciation and amortization	17.9	17.0
Taxes, other than income taxes	10.2	10.6
Less: Gross receipts tax expense	(6.9)	(6.8)
Contribution Margin [Non-GAAP]	79.4	76.2
Natural gas costs	55.8	69.4
Gross receipts tax expense	6.9	6.8
Operating Revenues	$142.1	$152.4
Net Income	$11.1	$9.2

Operating revenues for the three months ended December 31, 2023 decreased $10.3 from the same period in the prior year. The change in operating revenue was principally due to unfavorable weather/usage impacts of $16.8. For the quarter, these unfavorable impacts were only partly offset by favorable RSE adjustments of $4.0 and a $2.7 increase attributable to gas cost recovery.

Contribution margin was $3.2 higher versus the prior-year quarter primarily driven by $3.9 favorable net rate adjustments under the RSE mechanism. This increase was slightly offset by a $0.5 decrease attributable to usage (net of weather mitigation).

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended December 31, 2023, were 14.4% warmer than normal and 9.5% warmer than a year ago. Spire Alabama’s total system volume sold and transported were 229.3 million CCF for the three months ended December 31, 2023, compared with 252.1 million CCF for the same period in the prior year. Total off-system volume sold and transported were 26.4 million CCF for the quarter, compared with 14.6 million CCF off-system volume sold and transported in last year’s first quarter.

O&M expenses for the three months ended December 31, 2023 decreased $0.9 versus the prior-year quarter, $1.0 after removing the NSC Transfer variance versus the prior-year quarter. The decrease was primarily due to lower employee-related costs and lower non-employee operating expenses, only partly offset by higher insurance expense.

Depreciation and amortization expenses were up $0.9, the result of continued investment in infrastructure upgrades. Interest expense for the current-year quarter increased $1.0 versus the prior-year quarter, primarily the result of higher short-term interest rates.

For the quarter ended December 31, 2023, resulting net income increased $1.9 versus the prior-year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Three Months Ended December 31,
Cash Flow Summary	2023	2022
Net cash provided by (used in) operating activities	$70.0	$(170.8)
Net cash used in investing activities	(225.2)	(151.7)
Net cash provided by financing activities	154.7	321.0

For the three months ended December 31, 2023, net cash from operating activities improved $240.8 from the corresponding period of fiscal 2023. The key drivers of the favorable change are regulatory timing and fluctuations in working capital items, as discussed below in the Future Cash Requirements section, particularly prior-year swings in accounts payable and regulatory assets and liabilities.

For the three months ended December 31, 2023, net cash used in investing activities was $73.5 greater than for the same period in the prior year. Total capital expenditures were $71.7 higher than last year, with a $28.6 spending increase in the Utilities and a $43.8 increase for Midstream (Spire Storage West expansion).

Lastly, for the three months ended December 31, 2023, net cash provided by financing activities decreased $166.3 versus the three months ended December 31, 2022 as lower debt issuances were only partially offset by increased equity issuances. In the first quarter of fiscal 2024, there were no issuances of long-term debt and only a $92.0 increase in short-term debt outstanding, but in last year’s first quarter, $205.0 of long-term debt was issued and short-term debt outstanding increased $189.5. Cash from the issuance of common stock in the current-year period included the $112.2 settlement of forward sales under its ATM program, described in Note 4 of the Notes to Financial Statements in Item 1.

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

Spire’s material cash requirements as of December 31, 2023, are related to capital expenditures, business acquisitions, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. There were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Total Company capital expenditures are planned to be $765 for fiscal 2024.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated requirements. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of December 31, 2023, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade, with a negative outlook (other than Moody’s stable outlook for Spire Inc. and Spire Missouri).

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB+	Baa2
Spire Inc. preferred stock	BBB	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	A-	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of December 31, 2023.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,300.0 of commercial paper or through the use of Spire’s $1,300.0 revolving credit facility. For information about short-term borrowings, see Note 6 of the Notes to Financial Statements in Item 1.

Long-term Debt and Equity

At December 31, 2023, Spire had outstanding principal of long-term debt totaling $3,726.1, of which $1,798.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama, and $223.1 was issued by other subsidiaries. For information about long-term debt issued this fiscal year, see Note 6 of the Notes to Financial Statements in Item 1.

Effective March 5, 2022, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount of up to $800.0 for financings placed any time before December 31, 2024. Under this authorization through December 2023, Spire Missouri has issued $79.1 of common stock and $400.0 of first mortgage bonds. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 237,408 and 231,788 shares at December 31, 2023 and January 29, 2024, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

Under Spire’s “at-the-market” (ATM) equity distribution agreement and as authorized by its board of directors, the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). Specifically in the first quarter of fiscal 2024, on December 11, 2023, 1,744,549 shares were settled, generating $112.2 of net proceeds. On January 25, 2024, Spire’s board approved a new authorization for the sale of additional shares with an aggregate offering price of up to $200.0 through January 2027.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 45% and 44% equity at December 31, 2023 and September 30, 2023, respectively.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. There were no significant changes to critical accounting estimates during the three months ended December 31, 2023.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of December 31, 2023, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Spire enters into cash flow hedges through execution of interest rate swap contracts to protect itself against adverse movements in interest rates. At December 31, 2023, the following swaps were outstanding:

Period Originated	Contract Hedge Term (Years)	Notional Amount	Fixed Interest Rate	Fiscal 2024 Mark-to-Market Loss	Net Asset (Liability)
Quarter 1, fiscal 2022	10	$50.0	1.4918%	$(2.4)	$7.3
Quarter 2, fiscal 2022	10	75.0	1.6475%	(3.7)	10.0
Quarter 2, fiscal 2022	10	25.0	1.7460%	(1.2)	3.1
Quarter 1, fiscal 2023	10	50.0	3.4480%	(2.9)	(0.4)
Quarter 2, fiscal 2023	10	50.0	3.6850%	(0.7)	0.2
Quarter 2, fiscal 2023	10	25.0	3.5350%	(0.3)	0.2
Quarter 2, fiscal 2023	10	25.0	3.3850%	(0.3)	0.3
Quarter 3, fiscal 2023	10	25.0	2.9020%	(1.4)	0.9
Quarter 3, fiscal 2023	10	25.0	3.0180%	(1.2)	0.7
Quarter 1, fiscal 2024	2	50.0	4.5200%	(0.6)	(0.6)
Quarter 1, fiscal 2024	2	50.0	4.5300%	(0.6)	(0.6)
Quarter 1, fiscal 2024	10	25.0	3.5250%	(0.2)	(0.2)
Quarter 1, fiscal 2024	10	25.0	3.5350%	(0.2)	(0.2)
Quarter 1, fiscal 2024	10	25.0	3.4500%	—	—
Quarter 1, fiscal 2024	10	25.0	3.4000%	—	—
		$550.0		$(15.7)	$20.7

As of December 31, 2023, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net gain of $20.7 on open swap contracts.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, environmental matters and regulatory matters, see Note 11, Commitments and Contingencies, and Note 5, Regulatory Matters, of the Notes to Financial Statements in Item 1 of Part I.

Item 1A. Risk Factors

There were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2023 – October 31, 2023	125	$55.67	—	—
November 1, 2023 – November 30, 2023	23,434	60.63	—	—
December 1, 2023 – December 31, 2023	—	—	—	—
Total	23,559	60.60	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of December 31, 2023, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended December 31, 2023, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended December 31, 2023, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	February 1, 2024	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	February 1, 2024	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	February 1, 2024	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)